Form 10-Q
period 2009-09-30
General Motors Co
filed 2010-04-07
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-160471

GENERAL MOTORS COMPANY

(Exact Name of Registrant as Specified in its Charter)

STATE OF DELAWARE	27-0756180
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Renaissance Center, Detroit, Michigan	48265-3000
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code

(313) 556-5000

NA

(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its company Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☑  Smaller reporting company  ☐

Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

As of March 15, 2010, the number of shares outstanding of $0.01 par value common stock was 500,000,000 shares.

Website Access to Company’s Reports

General Motors Company’s internet website address is www.gm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

General Motors Company was formed by the United States Department of the Treasury (UST) in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company, which on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation (363 Sale) and changed its name to General Motors Company, is sometimes referred to in this Quarterly Report on Form 10-Q for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM,” and is the successor entity solely for accounting and financial reporting purposes (Successor). General Motors Corporation is sometimes referred to in this Quarterly Report on Form 10-Q, for the periods on or before July 9, 2009, as “Old GM.” Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to the agreement with the SEC Staff, the accompanying consolidated financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes (Predecessor).

On July 10, 2009, in connection with the 363 Sale General Motors Corporation changed its name to Motors Liquidation Company, which is sometimes referred to in this Quarterly Report on Form 10-Q, for the periods on or after July 10, 2009, as “MLC.” MLC continues to exist as a distinct legal entity for the sole legal purpose of liquidating its remaining assets and liabilities. Refer to Note 1 to the condensed consolidated financial statements for additional information.

We are a private company and were not previously subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. We are a voluntary filer with the Securities and Exchange Commission. We are filing an Annual Report on Form 10-K for the year ended December 31, 2009, a Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and a Registration Statement on Form 10 pursuant to an agreement with the SEC Staff, as described in a no — action letter issued to Old GM by the SEC Staff on July 9, 2009 regarding our filing requirements and those of MLC.

The 363 Sale resulted in a new entity, General Motors Company, which is the successor entity solely for accounting and financial reporting purposes. Because we are a new reporting entity, our financial statements are not comparable to the financial statements of Old GM.

Our Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 and Old GM’s Annual Report on Form 10-K for the year ended December 31, 2008.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

Item 1.

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net sales and revenue
Sales	$25,060	$1,630	$46,787	$37,503	$117,120
Other revenue	87	7	328	305	1,081

Total net sales and revenue	25,147	1,637	47,115	37,808	118,201

Costs and expenses
Cost of sales	23,554	1,819	55,814	34,521	116,165
Selling, general and administrative expense	2,636	728	6,161	3,251	10,704
Other expenses (income), net	(40)	81	1,235	919	5,226

Total costs and expenses	26,150	2,628	63,210	38,691	132,095

Operating loss	(1,003)	(991)	(16,095)	(883)	(13,894)
Equity in income (loss) of and disposition of interest in GMAC	—	—	1,380	(1,235)	(4,777)
Interest expense	(365)	(823)	(5,428)	(595)	(2,217)
Interest income and other non-operating income, net	454	19	852	78	165
Gain (loss) on extinguishment of debt	—	—	(1,088)	43	43
Reorganization gains, net (Note 2)	—	129,312	128,155	—	—

Income (loss) before income taxes and equity income	(914)	127,517	107,776	(2,592)	(20,680)
Income tax expense (benefit)	(139)	(607)	(1,166)	68	1,029
Equity income, net of tax	204	15	61	50	310

Net income (loss)	(571)	128,139	109,003	(2,610)	(21,399)
Less: Net (income) loss attributable to noncontrolling interests	(287)	(141)	115	58	52

Net income (loss) attributable to stockholders	(858)	127,998	109,118	(2,552)	(21,347)
Less: Cumulative dividends on preferred stock	50	—	—	—	—

Net income (loss) attributable to common stockholders	$(908)	$127,998	$109,118	$(2,552)	$(21,347)

Earnings (loss) per share (Note 19)
Basic
Net income (loss) attributable to common stockholders	$(2.20)	$209.49	$178.63	$(4.47)	$(37.58)
Weighted-average common shares outstanding	413	611	611	571	568
Diluted
Net income (loss) attributable to common stockholders	$(2.20)	$209.38	$178.55	$(4.47)	$(37.58)
Weighted-average common shares outstanding	413	611	611	571	568
Cash dividends per common share	$—	$—	$—	$—	$0.50

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

(Unaudited)

	Successor	Predecessor
	September 30, 2009	December 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$25,092	$14,053
Marketable securities	137	141

Total cash, cash equivalents and marketable securities	25,229	14,194
Restricted cash and marketable securities	19,009	672
Accounts and notes receivable, net	7,725	7,918
Inventories	10,610	13,195
Assets held for sale	663	—
Equipment on operating leases, net	3,142	5,142
Other current assets and deferred income taxes	1,966	3,146

Total current assets	68,344	44,267
Non-Current Assets
Restricted cash and marketable securities	1,553	1,917
Equity in net assets of nonconsolidated affiliates	6,088	2,146
Equipment on operating leases, net	5	442
Property, net	18,639	39,665
Goodwill	30,633	—
Intangible assets, net	15,385	265
Deferred income taxes	698	98
Prepaid pension	96	109
Other assets	2,903	2,130

Total non-current assets	76,000	46,772

Total Assets	$144,344	$91,039

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable (principally trade)	$20,322	$22,259
Short-term debt and current portion of long-term debt	12,815	16,920
Liabilities held for sale	492	—
Postretirement benefits other than pensions	1,339	4,002
Accrued expenses	23,812	32,427

Total current liabilities	58,780	75,608
Non-Current Liabilities
Long-term debt	2,659	29,018
Postretirement benefits other than pensions	18,640	28,919
Pensions	28,915	25,178
Other liabilities and deferred income taxes	14,364	17,392

Total non-current liabilities	64,578	100,507

Total Liabilities	123,358	176,115
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value (1,000,000,000 shares authorized, 360,000,000 shares issued and 100,000,000 shares outstanding at September 30, 2009) (Notes 2 and 12)	1,741	—
Equity (Deficit)
Old GM
Preferred stock, no par value (6,000,000 shares authorized, no shares issued and outstanding)	—	—
Preference stock, $0.10 par value (100,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $1 2/3 par value common stock (2,000,000,000 shares authorized, 800,937,541 shares issued and 610,483,231 shares outstanding at December 31, 2008)	—	1,017
General Motors Company
Common stock, $0.01 par value (2,500,000,000 shares authorized, 500,000,000 shares issued and 412,500,000 outstanding at September 30, 2009) (Notes 2 and 12)	4	—
Capital surplus (principally additional paid-in capital)	18,787	16,489
Accumulated deficit	(899)	(70,727)
Accumulated other comprehensive income (loss)	677	(32,339)

Total stockholders’ equity (deficit)	18,569	(85,560)
Noncontrolling interests	676	484

Total equity (deficit)	19,245	(85,076)

Total Liabilities and Equity (Deficit)	$144,344	$91,039

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In millions)

(Unaudited)

	Common Stockholders’
	Common Stock	Capital Surplus	Accumulated Equity (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity (Deficit)
Balance December 31, 2008, Predecessor	$1,017	$16,489	$(70,727)	$(32,339)	$484		$(85,076)
Net income	—	—	109,118	—	(115)	$109,003	109,003
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	232	(85)	147
Cash flow hedging gains, net	—	—	—	99	177	276
Unrealized gain on securities	—	—	—	46	—	46
Defined benefit plans
Net prior service costs	—	—	—	2,828	—	2,828
Net actuarial loss	—	—	—	(6,237)	—	(6,237)
Net transition asset/obligation	—	—	—	1	—	1

Other comprehensive income (loss)	—	—	—	(3,031)	92	(2,939)	(2,939)

Comprehensive income (loss)						$106,064

Effects of GMAC adoption of ASC 820-10 and ASC 825-10	—	—	(1)	—	—		(1)
Cash dividends paid to noncontrolling interests	—	—	—	—	(26)		(26)
Other	1	5	—	—	(27)		(21)

Balance July 9, 2009, Predecessor	1,018	16,494	38,390	(35,370)	408		20,940
Fresh-start reporting adjustments:
Elimination of predecessor common stock, capital surplus and accumulated earnings	(1,018)	(16,494)	(38,390)	—	—		(55,902)
Elimination of predecessor accumulated other comprehensive loss	—	—	—	35,370	—		35,370
Issuance of common stock	4	18,787	—	—	—		18,791

Balance July 10, 2009, Successor	4	18,787	—	—	408		19,199
Net loss	—	—	(858)	—	287	$(571)	(571)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	184	(33)	151
Unrealized gain on securities	—	—	—	10	—	10
Defined benefit plans
Net actuarial gain	—	—	—	483	—	483

Other comprehensive income (loss)	—	—	—	677	(33)	644	644

Comprehensive income (loss)						$73

Cash dividends paid to GM preferred stockholders	—	—	(41)	—	—		(41)
Other	—	—	—	—	14		14

Balance September 30, 2009, Successor	$4	$18,787	$(899)	$677	$676		$19,245

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

(In millions)

(Unaudited)

	Common Stockholders’
	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income (Loss)	Total Deficit
Balance December 31, 2007, Predecessor	$943	$16,100	$(39,426)	$(13,987)	$1,218		$(35,152)
Net loss	—	—	(21,347)	—	(52)	$(21,399)	(21,399)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(388)	(14)	(402)
Cash flow hedging losses, net	—	—	—	(570)	(587)	(1,157)
Unrealized loss on securities	—	—	—	(311)	—	(311)
Defined benefit plans
Net prior service costs	—	—	—	(4,480)	—	(4,480)
Net actuarial gain	—	—	—	4,035	—	4,035
Net transition asset / obligation	—	—	—	4	—	4

Other comprehensive income (loss)	—	—	—	(1,710)	(601)	(2,311)	(2,311)

Comprehensive income (loss)						$(23,710)

Effects of GMAC adoption of ASC 820-10 and ASC 825-10	—	—	(76)	—	—		(76)
Stock options	—	9	1	—	—		10
Common stock issued for settlement of Series D debentures	74	357	—	—	—		431
Cash dividends paid to Old GM common stockholders	—	—	(283)	—	—		(283)
Cash dividends paid to noncontrolling interests	—	—	—	—	(17)		(17)
Other	—	—	—	—	(28)		(28)

Balance September 30, 2008, Predecessor	$1,017	$16,466	$(61,131)	$(15,697)	$520		$(58,825)

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	January 1, 2009 Through July 9, 2009	Nine Months Ended September 30, 2008
Net cash provided by (used in) operating activities	$2,857	$(18,303)	$(9,661)
Cash flows from investing activities
Expenditures for property	(881)	(3,517)	(5,527)
Investment in GMAC	—	(884)	—
Increase in cash due to consolidation of CAMI	—	46	—
Decrease in cash due to deconsolidation of Saab in February 2009	—	(41)	—
Increase in cash due to consolidation of Saab in August 2009	222	—	—
Distributions from GMAC received on GMAC common shares	72	—	—
Investments in marketable securities, acquisitions	(81)	(202)	(3,209)
Investments in marketable securities, liquidations	94	185	5,139
Investment in stock warrants	(25)	—	—
Operating leases, liquidations	346	1,307	3,014
Change in restricted cash	(9)	(18,043)	—
Other	(160)	15	28

Net cash used in investing activities	(422)	(21,134)	(555)
Cash flows from financing activities
Net decrease in short-term debt	(588)	(2,364)	(2,730)
Proceeds from UST Loan Facility and UST GMAC Loan	—	16,645	—
Proceeds from funding by EDC	4,042	—	—
Proceeds from the Receivables Program	30	260	—
Proceeds from DIP Facility	—	33,300	—
Proceeds from EDC Loan Facility	—	2,407	—
Proceeds from issuance of long-term debt	293	345	5,581
Proceeds from German Facility	716	992	—
Payments on the UST Loans	(361)	—	—
Payments on other German Facility	(438)	—	—
Payments on long-term debt	(130)	(6,072)	(847)
Cash, cash equivalents and restricted cash retained by MLC	—	(1,216)	—
Fees paid for debt modification	—	(63)	—
Cash dividends paid to GM preferred stockholders	(41)	—	—
Cash dividends paid to Old GM common stockholders	—	—	(283)
Payments to acquire noncontrolling interest	—	(5)	—

Net cash provided by financing activities	3,523	44,229	1,721
Effect of exchange rate changes on cash and cash equivalents	398	168	(315)

Net increase (decrease) in cash and cash equivalents	6,356	4,960	(8,810)
Cash and cash equivalents reclassified to assets held for sale	(277)	—	—
Cash and cash equivalents at beginning of the period	19,013	14,053	24,817

Cash and cash equivalents at end of the period	$25,092	$19,013	$16,007

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

General Motors Company was formed by the United States Department of the Treasury (UST) in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company, which on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation (363 Sale) and changed its name to General Motors Company, is sometimes referred to in this Quarterly Report on Form 10-Q for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM,” and is the successor entity solely for accounting and financial reporting purposes (Successor). General Motors Corporation is sometimes referred to in this Quarterly Report on Form 10-Q, for the periods on or before July 9, 2009, as “Old GM.” Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to the agreement with the SEC Staff, the accompanying condensed consolidated financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes (Predecessor). In connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Company, which is sometimes referred to in this Quarterly Report on Form 10-Q, for the periods on or after July 10, 2009, as “MLC.” MLC continues to exist as a distinct legal entity for the sole purpose of liquidating its remaining assets and liabilities.

We develop, produce and market cars, trucks and parts worldwide. We analyze the results of our business through our three segments: General Motors North America (GMNA), General Motors Europe (GME) and General Motors International Operations (GMIO).

Nonsegment operations are classified as Corporate. Corporate includes investments in GMAC Inc. (GMAC), certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, certain nonsegment specific revenues and expenses, including costs related to the Delphi Benefit Guarantee Agreements (as subsequently defined in Note 12) and a portfolio of automotive retail leases.

Note 2. Chapter 11 Proceedings and the 363 Sale

Background

Over time as Old GM’s market share declined in North America, Old GM needed to continually restructure its business operations to reduce cost and excess capacity. In addition, legacy labor costs and obligations and capacity in its dealer network made Old GM less competitive than new entrants into the U.S. market. These factors continued to strain Old GM’s liquidity. In 2005 Old GM incurred significant losses from operations and from restructuring activities such as providing support to Delphi Corporation (Delphi) and other efforts intended to reduce operating costs. Old GM managed its liquidity during this time through a series of cost reduction initiatives, capital markets transactions and sales of assets. However, the global credit market crisis had a dramatic effect on Old GM and the automotive industry. In the second half of 2008, the increased turmoil in the mortgage and overall credit markets (particularly the lack of financing for buyers or lessees of vehicles), the continued reductions in U.S. housing values, the volatility in the price of oil, recessions in the United States and Western Europe and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment. The ability to execute capital markets transactions or sales of assets was extremely limited, vehicle sales in North America and Western Europe contracted severely, and the pace of vehicle sales in the rest of the world slowed. Old GM’s liquidity position, as well as its operating performance, were negatively affected by these economic and industry conditions and by other financial and business factors, many of which were beyond its control.

As a result of these economic conditions and the rapid decline in sales in the three months ended December 31, 2008 Old GM determined that, despite the actions it had then taken to restructure its U.S. business, it would be unable to pay its obligations in the normal course of business in 2009 or service its debt in a timely fashion, which required the development of a new plan that depended on financial assistance from the U.S. government.

In December 2008 Old GM requested and received financial assistance from the U.S. government and entered into a loan and security agreement with the UST, which was subsequently amended (UST Loan Agreement). In early 2009 Old GM’s business results

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liquidity continued to deteriorate, and, as a result, Old GM obtained additional funding from the UST under the UST Loan Agreement. Old GM also received funding from Export Development Canada (EDC), a corporation wholly-owned by the government of Canada, under a loan and security agreement entered into in April 2009 (EDC Loan Facility).

As a condition to obtaining the loans under the UST Loan Agreement, Old GM was required to submit a Viability Plan in February 2009 that included specific actions intended to result in the following:

•	Repayment of all loans, interest and expenses under the UST Loan Agreement, and all other funding provided by the U.S. government;

•	Compliance with federal fuel efficiency and emissions requirements and commencement of domestic manufacturing of advanced technology vehicles;

•	Achievement of a positive net present value, using reasonable assumptions and taking into account all existing and projected future costs;

•	Rationalization of costs, capitalization and capacity with respect to its manufacturing workforce, suppliers and dealerships; and

•	A product mix and cost structure that is competitive in the U.S. marketplace.

The UST Loan Agreement also required Old GM to, among other things, use its best efforts to achieve the following restructuring targets:

Debt Reduction

•	Reduction of its outstanding unsecured public debt by not less than two-thirds through conversion of existing unsecured public debt into equity, debt and/or cash or by other appropriate means.

Labor Modifications

•

Reduction of the total amount of compensation paid to its U.S. employees so that, by no later than December 31, 2009, the average of such total amount is competitive with the average total amount of such compensation paid to U.S. employees of certain foreign-owned, U.S. domiciled automakers (transplant automakers);

•	Elimination of the payment of any compensation or benefits to U.S. employees who have been fired, laid-off, furloughed or idled, other than customary severance pay; and

•	Application of work rules for U.S. employees in a manner that is competitive with the work rules for employees of transplant automakers.

VEBA Modifications

•

Modification of its retiree healthcare obligations arising under the 2008 UAW Settlement Agreement as subsequently defined under which responsibility for providing healthcare for International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) retirees, their spouses and dependents would permanently shift from Old GM to the New Plan funded by the UAW Retiree Medical Benefits Trust (New VEBA), such that payment or contribution of not less than one-half of the value of each future payment was to be made in the form of Old GM common stock, subject to certain limitations.

The UST Loan Agreement provided that if, by March 31, 2009 or a later date (not to exceed 30 days after March 31, 2009) as determined by the President’s Designee (Certification Deadline), the President’s Designee had not certified that Old GM had taken all

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

steps necessary to achieve and sustain its long-term viability, international competitiveness and energy efficiency in accordance with the Viability Plan, then the loans and other obligations under the UST Loan Agreement were to become due and payable on the thirtieth day after the Certification Deadline.

On March 30, 2009 the President’s Designee determined that the plan was not viable and required substantial revisions. In conjunction with the March 30, 2009 announcement, the administration announced that it would offer Old GM adequate working capital financing for a period of 60 days while it worked with Old GM to develop and implement a more accelerated and aggressive restructuring that would provide a sound long-term foundation. On March 31, 2009 Old GM and the UST agreed to postpone the Certification Deadline to June 1, 2009.

Old GM made further modifications to its Viability Plan in an attempt to satisfy the President’s Designee’s requirement that it undertake a substantially more accelerated and aggressive restructuring plan (Revised Viability Plan). The following is a summary of significant cost reduction and restructuring actions contemplated by the Revised Viability Plan, the most significant of which included reducing Old GM’s indebtedness and VEBA obligations.

Indebtedness and VEBA obligations

In April 2009 Old GM commenced exchange offers for certain unsecured notes to reduce its unsecured debt in order to comply with the debt reduction condition of the UST Loan Agreement.

Old GM also commenced discussions with the UST regarding the terms of a potential restructuring of its debt obligations under the UST Loan Agreement, the UST GMAC Loan Agreement (as subsequently defined), and any other debt issued or owed to the UST in connection with those loan agreements pursuant to which the UST would exchange at least 50% of the total outstanding debt Old GM owed to it at June 1, 2009 for Old GM common stock.

In addition, Old GM commenced discussions with the UAW and the VEBA-settlement class representative regarding the terms of potential VEBA modifications.

Other cost reduction and restructuring actions

In addition to the efforts to reduce debt and modify the VEBA obligations, the Revised Viability Plan also contemplated the following cost reduction efforts:

•	Extended shutdowns of certain North American manufacturing facilities in order to reduce dealer inventory;

•	Refocus its resources on four core U.S. brands: Chevrolet, Cadillac, Buick and GMC;

•	Acceleration of the resolution for Saab Automobile AB (Saab), HUMMER and Saturn and no planned future investment for Pontiac, which was to be phased out by the end of 2010;

•	Acceleration of the reduction in U.S. nameplates to 34 by 2010;

•	A reduction in the number of U.S. dealers from 6,246 in 2008 to 3,605 in 2010;

•	A reduction in the total number of plants in the U.S. to 34 by the end of 2010 and 31 by 2012; and

•	A reduction in the U.S. hourly employment levels from 61,000 in 2008 to 40,000 in 2010 as a result of the nameplate reductions, operational efficiencies and plant capacity reductions.

Old GM had previously announced that it would reduce salaried employment levels on a global basis by 10,000 during 2009 and had instituted several programs to effect reductions in salaried employment levels. Old GM had also negotiated a revised labor

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement with the Canadian Auto Workers Union (CAW) to reduce its hourly labor costs to approximately the level paid to the transplant automakers; however, such agreement was contingent upon receiving longer term financial support for its Canadian operations from the Canadian federal and Ontario provincial governments.

Chapter 11 Proceedings

Old GM was not able to complete the cost reduction and restructuring actions in its Revised Viability Plan, including the debt reductions and VEBA modifications, which resulted in extreme liquidity constraints. As a result, on June 1, 2009 Old GM and certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 (Chapter 11 Proceedings) of the U.S. Bankruptcy Code (Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court).

In connection with the Chapter 11 Proceedings, Old GM entered into a secured super priority debtor-in-possession credit agreement with the UST and EDC (DIP Facility) and received additional funding commitments from EDC to support Old GM’s Canadian operations.

The following table summarizes the total funding and funding commitments Old GM received from the U.S. and Canadian governments and the additional notes Old GM issued related thereto in the period December 31, 2008 through July 9, 2009 (dollars in millions):

Description of Funding Commitment	Funding and Funding Commitments	Additional Notes Issued (a)	Total Obligation
UST Loan Agreement (b)	$19,761	$1,172	$20,933
EDC funding (c)	6,294	161	6,455
DIP Facility	33,300	2,221	35,521

Total	$59,355	$3,554	$62,909

(a)	Old GM did not receive any proceeds from the issuance of these promissory notes, which were issued as additional compensation to the UST and EDC.

(b)	Includes debt of $361 million, which the UST loaned to Old GM under the warranty program.

(c)	Includes approximately $2.4 billion from the EDC Loan Facility received in the period January 1, 2009 through July 9, 2009 and funding commitments of CAD $4.5 billion (equivalent to $3.9 billion when entered into) that were immediately converted into our equity. This funding was received on July 15, 2009.

363 Sale

On July 10, 2009 we completed the acquisition of substantially all of the assets and assumed certain liabilities of Old GM and certain of its direct and indirect subsidiaries (collectively, the Sellers). The 363 Sale was consummated in accordance with the Amended and Restated Master Sale and Purchase Agreement, dated June 26, 2009, as amended, (Purchase Agreement) between us and the Sellers, and pursuant to the Bankruptcy Court’s sale order dated July 5, 2009.

In connection with the 363 Sale, the purchase price paid to Old GM was comprised of:

•

A credit bid in an amount equal to the total of: (1) debt of $19.8 billion under Old GM’s UST Loan Agreement, plus notes of $1.2 billion issued as additional compensation for the UST Loan Agreement, plus interest on such debt Old GM owed as of the closing date of the 363 Sale; and (2) debt of $33.3 billion under Old GM’s DIP Facility, plus notes of $2.2 billion issued as additional compensation for the DIP Facility, plus interest Old GM owed as of the closing date, less debt of $8.2 billion owed under the DIP Facility;

•	The UST’s return of the warrants Old GM previously issued to it;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

The issuance to MLC of 50 million shares (or 10%) of our common stock and warrants to acquire newly issued shares of our common stock initially exercisable for a total of 91 million shares of our common stock (or 15% on a fully diluted basis); and

•	Our assumption of certain specified liabilities of Old GM (including debt of $7.1 billion owed under the DIP Facility).

Under the Purchase Agreement, we are obligated to issue additional shares of our common stock to MLC (Adjustment Shares) in the event that allowed general unsecured claims against MLC, as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum Adjustment Shares equate to 2% (or 10 million shares) of our common stock. The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum number of Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. We determined that it is probable that general unsecured claims allowed against MLC will ultimately exceed $35.0 billion by at least $2.0 billion. In that circumstance, we would be required to issue 2.9 million Adjustment Shares to MLC as an adjustment to the purchase price. At July 10, 2009 we accrued $113 million in Other liabilities and deferred income taxes related to this contingent obligation.

Agreements with the UST, UAW Retiree Medical Benefits Trust and Export Development Canada

On July 10, 2009 we entered into the UST Credit Agreement and assumed debt of $7.1 billion that Old GM incurred under its DIP Facility (UST Loans). Immediately after entering into the UST Credit Agreement, we made a partial prepayment, reducing the UST Loans principal balance to $6.7 billion. We also entered into the VEBA Note Agreement and issued a note in the principal amount of $2.5 billion (VEBA Notes) to the New VEBA. Through our wholly-owned subsidiary General Motors of Canada Limited (GMCL), we also entered into the amended and restated Canadian Loan Agreement with EDC, as a result of which GMCL has a CAD $1.5 billion (equivalent to $1.3 billion when entered into) term loan (Canadian Loan).

Refer to Note 10 for additional information on the UST Loans, VEBA Notes and the Canadian Loan.

Issuance of Common Stock, Preferred Stock and Warrants

On July 10, 2009 we issued the following securities to the UST, Canada GEN Investment Corporation (formerly 7176384 Canada Inc.), a corporation organized under the laws of Canada (Canada Holdings), the New VEBA and MLC:

UST

•	304.1 million shares of our common stock;

•	83.9 million shares of our Series A Fixed Rate Cumulative Perpetual Preferred Stock (Series A Preferred Stock);

Canada Holdings

•	58.4 million shares of our common stock;

•	16.1 million shares of Series A Preferred Stock;

New VEBA

•	87.5 million shares of our common stock;

•	260.0 million shares of Series A Preferred Stock;

•	Warrant to acquire 15.2 million shares of our common stock;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MLC

•	50.0 million shares of our common stock; and

•	Two warrants, each to acquire 45.5 million shares of our common stock.

Preferred Stock

The shares of Series A Preferred Stock have a liquidation preference of $25.00 per share and accrue cumulative dividends at 9.0% per annum (payable quarterly on March 15, June 15, September 15 and December 15) that are payable if, as and when declared by our Board of Directors. So long as any share of the Series A Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on the Series A Preferred Stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. On or after December 31, 2014 we may redeem, in whole or in part, the shares of Series A Preferred Stock outstanding, at a redemption price per share equal to $25.00 per share plus any accrued and unpaid dividends, subject to limited exceptions.

The Series A Preferred Stock is classified as temporary equity because one of the holders, the UST, controls our Board of Directors and could compel us to call the Preferred Stock for redemption in 2014. We are not accreting the outstanding Preferred Stock to its redemption amount of $2.5 billion because we believe it is not probable that the UST will control our Board of Directors in 2014.

Warrants

The first tranche of warrants issued to MLC is exercisable at any time prior to July 10, 2016, with an exercise price of $30.00 per share. The second tranche of warrants issued to MLC is exercisable at any time prior to July 10, 2019, with an exercise price of $55.00 per share. The warrant issued to the New VEBA is exercisable at any time prior to December 31, 2015, with an exercise price of $126.92 per share. The number of shares of our common stock underlying each of the warrants issued to MLC and the New VEBA and the per share exercise price are subject to adjustment as a result of certain events, including stock splits, reverse stock splits and stock dividends.

Additional Modifications to Pension and Other Postretirement Plans Contingent upon the Emergence from Bankruptcy

We modified the U.S. hourly pension plan, the U.S. executive retirement plan, the U.S. salaried life plan, the non-UAW hourly retiree medical plan and the U.S. hourly life plan. These modifications became effective upon the completion of the 363 Sale. The key modifications were:

•	Elimination of the post 65 benefits and capping the pre 65 benefits in the non-UAW hourly retiree medical plan;

•	Capping the life benefit for non-UAW retirees and future retirees at $10,000 in the U.S. hourly life plan;

•	Capping the life benefit for existing salaried retirees at $10,000, reduced the retiree benefit for future salaried retirees and eliminated the executive benefit for the U.S. salaried life plan;

•	Elimination of a portion of nonqualified benefits in the U.S. executive retirement plan; and

•	Elimination of the flat monthly special lifetime benefit of $66.70 that was to commence on January 1, 2010 for the U.S. hourly pension plan.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for the Effects of the Chapter 11 Proceedings and the 363 Sale

Chapter 11 Proceedings

Accounting Standards Codification (ASC) 852, “Reorganizations” (ASC 852) is applicable to entities operating under Chapter 11 of the Bankruptcy Code. ASC 852 generally does not affect the application of U.S. GAAP that we and Old GM followed to prepare the consolidated financial statements, but it does require specific disclosures for transactions and events that were directly related to the Chapter 11 Proceedings and transactions and events that resulted from ongoing operations.

Old GM prepared its consolidated financial statements in accordance with the guidance in ASC 852 in the period June 1, 2009 through July 9, 2009. Revenues, expenses, realized gains and losses, and provisions for losses directly related to the Chapter 11 Proceedings were recorded in Reorganization gains, net. Reorganization gains, net do not constitute an element of operating loss due to their nature and due to the requirement of ASC 852 that they be reported separately. Old GM’s balance sheet prior to the 363 Sale distinguished prepetition liabilities subject to compromise from prepetition liabilities not subject to compromise and from postpetition liabilities. Cash amounts provided by or used in the Chapter 11 Proceedings are separately disclosed in the statement of cash flows.

Application of Fresh-Start Reporting

The Bankruptcy Court did not determine a reorganization value in connection with the 363 Sale. Reorganization value is defined as the value of our assets without liabilities. In order to apply fresh-start reporting, ASC 852 requires that total postpetition liabilities and allowed claims be in excess of reorganization value and prepetition stockholders receive less than 50.0% of our common stock. Based on our estimated reorganization value, we determined that on July 10, 2009 both the criteria of ASC 852 were met and, as a result, we applied fresh-start reporting.

Our reorganization value was determined using the sum of:

•	Our discounted forecast of expected future cash flows from our business subsequent to the 363 Sale, discounted at rates reflecting perceived business and financial risks;

•	The fair value of operating liabilities;

•	The fair value of our non-operating assets, primarily our investments in nonconsolidated affiliates and cost method investments; and

•	The amount of cash we maintained at July 10, 2009 that we determined to be in excess of the amount necessary to conduct our normal business activities.

The sum of the first, third and fourth bullet items equals our Enterprise value.

Our discounted forecast of expected future cash flows included:

•

Forecasted cash flows for the six months ended December 31, 2009 and the years ending 2010 through 2014, for each of Old GM’s former segments (refer to Note 3 for a discussion of our change in segments) and for certain subsidiaries that incorporated:

•	Industry seasonally adjusted annual rate (SAAR) of vehicle sales and our related market share as follows:

•	Worldwide — 59.1 million vehicles and market share of 11.9% in 2010 increasing to 81.0 million vehicles and market share of 12.2% in 2014;

•	North America — 14.2 million vehicles and market share of 17.8% in 2010 increasing to 19.8 million vehicles and decreasing market share of 17.6% in 2014;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Europe — 16.8 million vehicles and market share of 9.5% in 2010 increasing to 22.5 million vehicles and 10.3% market share in 2014;

•	Latin America/Africa/Middle East — 6.1 million vehicles and market share of 18.0% in 2010 increasing to 7.8 million vehicles and market share of 18.4% in 2014;

•	Asia Pacific — 22.0 million vehicles and market share of 8.4% in 2010 increasing to 30.8 million vehicles and market share of 8.6% in 2014;

•	Projected product mix, which incorporates the 2010 introductions of the Chevrolet Volt, Chevrolet/Holden Cruze, Cadillac CTS Coupe, Opel/Vauxhall Meriva and Opel/Vauxhall Astra Station Wagon;

•	Projected changes in our cost structure due to restructuring initiatives that encompass reduction of hourly and salaried employment levels by approximately 18,000;

•	The terms of the 2009 Revised UAW Settlement Agreement (as subsequently defined), which released us from UAW retiree healthcare claims incurred after December 31, 2009;

•	Projected capital spending to support existing and future products, which range from $4.9 billion in 2010 to $6.0 billion in 2014; and

•	Anticipated changes in global market conditions.

•

A terminal value, which was determined using a growth model that applied long-term growth rates ranging from 0.5% to 6.0% and a weighted average long-term growth rate of 2.6% to our projected cash flows beyond 2014. The long-term growth rates were based on our internal projections as well as industry growth prospects; and

•

Discount rates that considered various factors including bond yields, risk premiums, and tax rates to determine a weighted-average cost of capital (WACC), which measures a company’s cost of debt and equity weighted by the percentage of debt and equity in a company’s target capital structure. We used discount rates ranging from 16.5% to 23.5% and a weighted-average rate of 22.8%.

To estimate the value of our investment in nonconsolidated affiliates we used multiple valuation techniques, but we primarily used discounted cash flow analyses. Our excess cash of $33.8 billion, including Restricted cash of $21.2 billion, represents cash in excess of the amount necessary to conduct our ongoing day-to-day business activities and to keep them running as a going concern.

Our estimate of reorganization value assumes the achievement of the future financial results contemplated in our forecasted cash flows, and there can be no assurance that we will realize that value. The estimates and assumptions used are subject to significant uncertainties, many of which are beyond our control, and there is no assurance that anticipated financial results will be achieved. Assumptions used in our discounted cash flow analysis that have the most significant effect on our estimated reorganization value include:

•	Our estimated WACC;

•	Our estimated long-term growth rates; and

•	Our estimate of industry sales and our market share in each of Old GM’s former segments.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles our enterprise value to our estimated reorganization value and the estimated fair value of our Equity (in millions except per share amounts):

Successor
July 10, 2009
Enterprise value	$36,747
Plus: Fair value of operating liabilities (a)	80,832

Estimated reorganization value (fair value of assets) (b)	117,579
Adjustments to tax and employee benefit-related assets (c)	(6,074)
Goodwill (c)	30,464

Carrying amount of assets	$141,969

Enterprise value	$36,747
Less: Fair value of debt	(15,694)
Less: Fair value of warrants issued to MLC (additional paid-in-capital)	(2,405)
Less: Fair value of liability for Adjustment Shares	(113)
Less: Fair value of noncontrolling interests	(408)
Less: Fair value of Series A Preferred Stock (d)	(1,741)

Fair value of common equity (common stock and additional paid-in capital)	$16,386

Common shares outstanding (d)	412.5
Per share value	$39.72

(a)	Operating liabilities are our total liabilities excluding the liabilities listed in the reconciliation above of our enterprise value to the fair value of our common equity.

(b)	Reorganization value does not include assets with a carrying amount of $1.8 billion and a fair value of $2.0 billion at July 9, 2009 that MLC retained.

(c)	The application of fresh-start reporting resulted in the recognition of goodwill. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than at fair value and the difference between the U.S. GAAP and fair value amounts gives rise to goodwill, which is a residual. Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in goodwill. Our employee benefit related obligations were recorded in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits” and ASC 715, “Compensation — Retirement Benefits,” and deferred income taxes were recorded in accordance with ASC 740, “Income Taxes.” There was no goodwill on an economic basis based on the fair value of our equity, liabilities and identifiable assets.

(d)	The 260 million shares of Series A Preferred Stock, 88 million shares of our common stock, and warrant to acquire 15.2 million shares of our common stock issued to the New VEBA on July 10, 2009 were not considered outstanding until the UAW retiree medical plan was settled on December 31, 2009. The fair value of these instruments was included in the liability recognized at July 10, 2009 for this plan. The common shares issued to the New VEBA are excluded from common shares outstanding at July 10, 2009. Refer to Note 12 for a discussion of the termination of our UAW hourly retiree medical plan and Mitigation Plan and the resulting payment terms to the New VEBA.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effect of 363 Sale Transaction and Application of Fresh-Start Reporting

The following table summarizes the adjustments to Old GM’s consolidated balance sheet as a result of the 363 Sale and the application of fresh-start reporting and presents our consolidated balance sheet at July 10, 2009 (dollars in millions):

	Predecessor July 9, 2009	Reorganization via 363 Sale Adjustments	Fresh-Start Reporting Adjustments	Successor after Reorganization via 363 Sale and Fresh- Start Reporting Adjustments July 10, 2009
ASSETS
Current Assets
Cash and cash equivalents	$19,054	$(41)	$—	$19,013
Marketable securities	139	—	—	139

Total cash and marketable securities	19,193	(41)	—	19,152
Restricted cash and marketable securities	20,290	(1,175)	—	19,115
Accounts and notes receivable, net	8,396	3,859	(79)	12,176
Inventories	9,802	(140)	(66)	9,596
Equipment on operating leases, net	3,754	2	90	3,846
Other current assets and deferred income taxes	1,874	75	69	2,018

Total current assets	63,309	2,580	14	65,903
Non-Current Assets
Restricted cash and marketable securities	1,401	(144)	—	1,257
Equity in net assets of nonconsolidated affiliates	1,972	4	3,822	5,798
Equipment on operating leases, net	23	—	3	26
Property, net	36,216	(137)	(17,579)	18,500
Goodwill	—	—	30,464	30,464
Intangible assets, net	210	—	15,864	16,074
Deferred income taxes	79	550	43	672
Prepaid pension	121	—	(24)	97
Other assets	1,244	(12)	1,946	3,178

Total non-current assets	41,266	261	34,539	76,066

Total Assets	$104,575	$2,841	$34,553	$141,969

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable (principally trade)	$13,067	$(42)	$42	$13,067
Short-term debt and current portion of long-term debt	43,412	(30,179)	(56)	13,177
Postretirement benefits other than pensions	187	1,645	124	1,956
Accrued expenses	25,607	(81)	(1,132)	24,394

Total current liabilities	82,273	(28,657)	(1,022)	52,594
Non-Current Liabilities
Long-term debt	4,982	(977)	(1,488)	2,517
Postretirement benefits other than pensions	3,954	14,137	310	18,401
Pensions	15,434	14,432	2,113	31,979
Liabilities subject to compromise	92,611	(92,611)	—	—
Other liabilities and deferred income taxes	14,449	278	811	15,538

Total non-current liabilities	131,430	(64,741)	1,746	68,435

Total Liabilities	213,703	(93,398)	724	121,029
Preferred stock	—	1,741	—	1,741
Equity (Deficit)
Old GM
Preferred stock	—	—	—	—
Preference stock	—	—	—	—
Common stock	1,018	—	(1,018)	—
Capital surplus (principally additional paid-in capital)	16,494	—	(16,494)	—
General Motors Company
Common stock	—	4	—	4
Capital surplus (principally additional paid-in capital)	—	18,787	—	18,787
Retained earnings (Accumulated deficit)	(91,602)	63,492	28,110	—
Accumulated other comprehensive income (loss)	(35,370)	12,295	23,075	—

Total stockholders’ equity (deficit)	(109,460)	94,578	33,673	18,791
Noncontrolling interests	332	(80)	156	408

Total equity (deficit)	(109,128)	94,498	33,829	19,199

Total Liabilities and Equity (Deficit)	$104,575	$2,841	$34,553	$141,969

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization Via 363 Sale Adjustments

The following table summarizes the reorganization adjustments previously discussed including the liabilities that were extinguished or reclassified from Liabilities subject to compromise as part of the 363 Sale (dollars in millions):

	UST (a)	Canada Holdings (b)	New VEBA (c)	Pension and OPEB (d)	MLC (e)	Other (f)	Total
Assets MLC retained, net	$—	$—	$—	$—	$1,797	$—	$1,797

Accounts payable (principally trade)	—	—	—	—	(42)	—	(42)
Short-term debt and current portion of long-term debt extinguished	(31,294)	(5,972)	—	—	(1,278)	—	(38,544)
Short-term debt and current portion of long-term debt assumed	7,073	1,292	—	—	—	—	8,365

Net reduction to short-term debt and current portion of long-term debt	(24,221)	(4,680)	—	—	(1,278)	—	(30,179)
Postretirement benefits other than pensions, current	—	—	1,409	236	—	—	1,645
Accrued expenses	(54)	—	—	219	(310)	64	(81)

Total current liabilities	(24,275)	(4,680)	1,409	455	(1,630)	64	(28,657)
Long-term debt extinguished	—	—	—	—	(977)	—	(977)
Postretirement benefits other than pensions, non-current	—	—	10,547	3,590	—	—	14,137
Pensions	—	—	—	14,432	—	—	14,432
Liabilities subject to compromise	(20,824)	—	(19,687)	(23,453)	(28,553)	(94)	(92,611)
Other liabilities and deferred income taxes	—	—	—	391	(184)	71	278

Total liabilities	(45,099)	(4,680)	(7,731)	(4,585)	(31,344)	41	(93,398)

Accumulated other comprehensive income balances relating to entities MLC retained	—	—	—	—	(21)	—	(21)
Additional EDC funding	—	(3,887)	—	—	—	—	(3,887)
Fair value of preferred stock issued	1,462	279	—	—	—	—	1,741
Fair value of common stock issued	12,076	2,324	—	—	1,986	—	16,386
Fair value of warrants	—	—	—	—	2,405	—	2,405
Release of valuation allowances and other tax adjustments	—	—	—	—	—	(751)	(751)

Reorganization gain	(31,561)	(5,964)	(7,731)	(4,585)	(25,177)	(710)	(75,728)

Amounts attributable to noncontrolling interests	—	—	—	—	(80)	—	(80)
Amounts recorded in Accumulated other comprehensive income as part of Reorganization via 363 Sale adjustments	—	—	7,731	4,585	—	—	12,316

Total retained earnings adjustment	$(31,561)	$(5,964)	$—	$—	$(25,257)	$(710)	$(63,492)

(a)	Liabilities owed to the UST under the UST Loan Agreement of $20.6 billion, with accrued interest of $251 million, and under the DIP Facility of $30.9 billion with accrued interest of $54 million and borrowings related to the warranty program of $361 million were extinguished in connection with the 363 Sale through the assumption of the UST Loans of $7.1 billion and the issuance of 304 million shares of our common stock with a fair value of $12.1 billion and 84 million shares of Series A Preferred Stock with a fair value of $1.5 billion.

(b)

Liabilities owed to Canada Holdings under the EDC Loan Facility of $2.6 billion and under the DIP Facility of $3.4 billion were extinguished in connection with the 363 Sale through the assumption of the Canadian Loan of CAD $1.5 billion (equivalent of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.3 billion when entered into) and the issuance of 58 million shares of our common stock with a fair value of $2.3 billion and 16 million shares of Series A Preferred Stock with a fair value of $279 million. In addition, we recorded an increase in Accounts and notes receivable, net of $3.9 billion at July 10, 2010 for amounts to be received from the EDC in exchange for the equity Canada Holdings received in connection with the 363 Sale.

(c)	As a result of modifications to the UAW hourly retiree medical plan that became effective upon the 363 Sale, we recorded a reorganization gain of $7.7 billion that represented the difference between the carrying amount of our $19.7 billion plan obligation at July 9, 2009 and the July 10, 2009 actuarially determined value of $12.0 billion for our modified plan based on the revised terms of the 2009 Revised UAW Settlement Agreement. Our obligation to the UAW hourly retiree medical plan was settled on December 31, 2009. Prior to the December 31, 2009 settlement, the VEBA Notes, Series A Preferred Stock, common stock and warrants contributed to the New VEBA were not considered outstanding. Refer to Note 12 for additional information on the 2009 Revised UAW Settlement Agreement.

(d)	As a result of modifications to benefit plans that became effective upon the 363 Sale, we recorded a reorganization gain of $4.6 billion, which represented the difference between the carrying amount of our obligations under certain plans at July 9, 2009, and our new actuarially determined obligations at July 10, 2009. Major changes include:

•	For the non-UAW hourly retiree health care plan, we recorded a $2.7 billion gain resulting from elimination of post 65 benefits and placing a cap on pre 65 benefits;

•

For retiree life insurance we recorded a $923 million gain, resulting from capping benefits at $10,000 for non-UAW hourly retirees and future retirees, capping benefits at $10,000 for existing salaried retirees, reducing benefits for future salaried retirees, and elimination of executive benefits;

•	For the U.S. supplemental executive retirement plan, we recorded a $221 million gain from the elimination of a portion of nonqualified benefits; and

•

For the U.S. hourly defined benefit pension plan, we recorded a $675 million gain, representing the net of a $3.3 billion obligation decrease resulting from the elimination of the flat monthly special lifetime benefit that was to commence on January 1, 2010, offset by an obligation increase of $2.6 billion from a discount rate decrease from 6.25% to 5.83% and other assumption changes.

(e)	Represents the net liabilities MLC retained in connection with the 363 Sale, primarily consisting of Old GM’s unsecured debt and amounts owed to the UST under the DIP Facility of $1.2 billion. These net liabilities were settled in exchange for assets retained by MLC with a carrying amount of $1.8 billion and a fair value of $2.0 billion, 50 million shares of our common stock with a fair value of $2.0 billion, warrants to acquire an additional 91 million shares of our common stock with a fair value of $2.4 billion and the right to contingently receive the Adjustment Shares. We increased Other liabilities and deferred income taxes to reflect the estimated fair value of $113 million for our obligation to issue the Adjustment Shares to MLC.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying amount of the assets MLC retained (dollars in millions):

Predecessor
Carrying amount at July 9, 2009
Cash and cash equivalents	$41
Restricted cash and marketable securities, current	1,175
Accounts and notes receivable, net	28
Inventories	140
Equipment on operating leases, net	(2)
Other current assets and deferred income taxes	46
Restricted cash and marketable securities, non-current	144
Equity in net assets of nonconsolidated affiliates	(4)
Property, net	137
Deferred income taxes	80
Other assets, non-current	12

Total assets	$1,797

(f)	We assumed $94 million of certain employee benefit obligations that were included in Liabilities subject to compromise that are now included in Accrued expenses ($64 million) and Other liabilities ($30 million). These primarily relate to postemployment benefits not modified as a part of the 363 Sale. In addition, in connection with the 363 Sale, we concluded that it was more likely than not that certain net deferred tax assets, primarily in Brazil, will be realized. Therefore, we reversed the existing valuation allowances related to such deferred tax assets resulting in an increase of $121 million in Other current assets and an increase of $630 million in Deferred income taxes, non-current. To record other tax effects of the 363 sale, we recorded an increase to Other liabilities of $41 million. We recorded a net reorganization gain of $710 million in Income tax expense (benefit) as a result of these adjustments.

Fresh-Start Reporting Adjustments

In applying fresh-start reporting at July 10, 2009, which generally follows the provisions of ASC 805, “Business Combinations” (ASC 805), we recorded the assets acquired and the liabilities assumed from Old GM at fair value except for deferred income taxes and certain liabilities associated with employee benefits. These adjustments are final and no determinations of fair value are considered provisional. The significant assumptions related to the valuations of our assets and liabilities recorded in connection with fresh-start reporting are subsequently discussed.

Accounts and notes receivable

We recorded Accounts and notes receivable at their fair value of $12.2 billion, which resulted in a decrease of $79 million.

Inventory

We recorded Inventory at its fair value of $9.6 billion, which was determined as follows:

•

Finished goods were determined based on the estimated selling price of finished goods on hand less costs to sell including disposal and holding period costs, and a reasonable profit margin on the selling and disposal effort for each specific category of finished goods being evaluated. Finished goods primarily include new vehicles, off-lease and company vehicles and service parts and accessories;

•

Work in process was determined based on the estimated selling price once completed less total costs to complete the manufacturing process, costs to sell including disposal and holding period costs, a reasonable profit margin on the remaining manufacturing, selling, and disposal effort; and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Raw materials were determined based on current replacement cost.

Compared to amounts recorded by Old GM, finished goods increased by $622 million, including elimination of Old GM’s LIFO reserve of $1.1 billion, work in process decreased by $555 million, raw materials decreased by $39 million and sundry items with nominal individual value decreased by $94 million.

Equipment on Operating Leases, current and non-current

We recorded Equipment on operating leases, current and non-current at its fair value of $3.9 billion, which was determined as follows: (1) automotive leases to daily rental car companies were determined based on the market value of comparable vehicles; and (2) automotive retail leases were determined by discounting the expected future cash flows generated by the automotive retail leases including the estimated residual value of the vehicles when sold. Equipment on operating leases, current and non-current increased from that recorded by Old GM by $93 million as a result of our determination of fair value.

Other Current Assets and Deferred Income Taxes

We recorded Other current assets which included prepaid assets and other current assets at their fair value of $1.5 billion and deferred income taxes of $487 million. These amounts are $69 million higher than the amounts recorded by Old GM.

Equity in Net Assets of Nonconsolidated Affiliates

We recorded Equity in net assets of nonconsolidated affiliates at its fair value of $5.8 billion. Fair value of these investments was determined using discounted cash flow analyses, which included the following assumptions and estimates:

•

Forecasted cash flows for the seven months ended December 31, 2009 and the years ending 2010 through 2013, which incorporated projected sales volumes, product mixes, projected capital spending to support existing and future products, research and development of new products and technologies and anticipated changes in local market conditions;

•

A terminal value, which was calculated by assuming a maintainable level of after-tax debt-free cash flow and multiplying it by a capitalization factor that reflected the investor’s WACC adjusted for the estimated long-term perpetual growth rate;

•	A discount rate of 13.4% that considered various factors including risk premiums and tax rates to determine the investor’s WACC given the assumed capital structure of comparable companies; and

•	The fair value of investment property and investments in affiliates was determined using market comparables.

Equity in net assets of nonconsolidated affiliates was higher than Old GM’s by $3.8 billion as a result of our determination of fair value.

Property

We recorded Property, which includes land, buildings and land improvements, machinery and equipment, construction in progress and special tools, at its fair value of $18.5 billion. Fair value was based on the highest and best use of specific properties. To determine fair value we considered and applied three approaches:

•

The market or sales comparison approach which relies upon recent sales or offerings of similar assets on the market to arrive at a probable selling price. Certain adjustments were made to reconcile differences in attributes between the comparable sales and the appraised assets. This method was utilized for certain assets related to land, buildings and land improvements and information technology.

•

The cost approach which considers the amount required to construct or purchase a new asset of equal utility at current prices, with adjustments in value for physical deterioration, functional obsolescence, and economic obsolescence. This method was

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily utilized for certain assets related to land, buildings and land improvements, leasehold interests, and the majority of our machinery and equipment and tooling. Economic obsolescence represents a loss in value due to unfavorable external conditions such as the economics of our industry and was a factor in establishing fair value. Our machinery, equipment and special tools amounts determined under the cost approach were adjusted for economic obsolescence. Due to the downturn in the automotive industry, significant excess capacity exists and the application of the cost approach generally requires the replacement cost of an asset to be adjusted for physical deterioration, and functional and economic obsolescence. We estimated economic obsolescence as the difference between the discounted cash flows expected to be realized from our utilization of the assets as a group, compared to the initial estimate of value from the cost approach method. We did not reduce any fixed asset below its liquidation value as a result of economic obsolescence; however the effects of economic obsolescence caused some of our fixed assets to be recorded at their liquidation value.

•

The income approach which considers value in relation to the present worth of future benefits derived from ownership, usually measured through the capitalization of a specific level of income which can be derived from the subject asset. This method assumed fair value could not exceed the present value of the cash flows the assets generate discounted at a risk related rate of return commensurate with the level of risk inherent in the subject asset. This method was used to value certain assets related to buildings and improvements, leasehold interest, machinery and equipment and tooling.

The following table summarizes the components of Property as a result of the application of fresh-start reporting at July 10, 2009 and Property, net at July 9, 2009:

	Successor	Predecessor
	July 10, 2009	July 9, 2009
Land	$2,524	$1,040
Buildings and land improvements, net	3,731	8,490
Machinery and equipment, net	5,915	13,597
Construction in progress	1,838	2,307

Real estate, plants, and equipment, net	14,008	25,434
Special tools, net	4,492	10,782

Total property, net	$18,500	$36,216

Goodwill

We recorded Goodwill of $30.5 billion upon application of fresh-start reporting. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value and the difference between the U.S. GAAP and fair value amounts gives rise to goodwill, which is a residual. Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in goodwill. Our employee benefit related accounts were recorded in accordance with ASC 712 and ASC 715 and deferred income taxes were recorded in accordance with ASC 740. There was no goodwill on an economic basis based on the fair value of our equity, liabilities and identifiable assets. None of the goodwill from this transaction is deductible for tax purposes.

Intangible assets

We recorded Intangible assets of $16.1 billion at their fair values. The following is a summary of the approaches used to determine the fair value of our significant intangible assets:

•

We recorded $7.9 billion for the fair value of technology. The relief from royalty method was used to calculate the $7.7 billion fair value of developed technology. The significant assumptions used included:

•	Forecasted revenue for each technology category by Old GM’s former segments;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Royalty rates based on licensing arrangements for similar technologies and obsolescence factors by technology category;

•	Discount rates ranging from 24.0% to 26.0% based on our WACC and adjusted for perceived business risks related to these developed technologies; and

•	Estimated economic lives, which ranged from 7 to twenty years.

•	The excess earnings method was used to determine the fair value of in-process research and development of $175 million. The significant assumptions used in this approach included:

•	Forecasted revenue for certain technologies not yet proven to be commercially feasible;

•	The probability and cost of obtaining commercial feasibility;

•	Discount rates ranging from 4.2% (when the probability of obtaining commercial feasibility was considered elsewhere in the model) to 36.0%; and

•	Estimated economic lives ranging from approximately 10 to 20 years.

•	The relief from royalty method was also used to calculate the fair value of brand names of $5.5 billion. The significant assumptions used in this method included:

•	Forecasted revenue for each brand name by Old GM’s former segments;

•	Royalty rates based on licensing arrangements for the use of brands and trademarks in the automotive industry and related industries;

•	Discount rates ranging from 22.8% to 27.0% based on our WACC and adjusted for perceived business risks related to these intangible assets; and

•	Indefinite economic lives for our ongoing brands.

•

Our most significant brands included Buick, Cadillac, Chevrolet, GMC, Opel/Vauxhall and OnStar. We also recorded defensive intangible assets associated with brands we eliminated, which included Pontiac, Saturn and Oldsmobile.

•

A cost approach was used to calculate the fair value of our dealer networks and customer relationships of $2.1 billion. The estimated fair value of our dealer networks of $1.6 billion was determined by multiplying our estimated costs to recreate our dealer networks by our estimate of an optimal number of dealers. An income approach was used to calculate the fair value of our customer relationships of $508 million. The significant assumptions used in this approach included:

•	Forecasted revenue;

•	Customer retention rates;

•	Profit margins; and

•	A discount rate of 20.8% based on an appropriate WACC and adjusted for perceived business risks related to these customer relationships.

•	We recorded other intangible assets of $560 million primarily related to existing contracts, including leasehold improvements, that were favorable relative to available market terms.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of our intangible assets and their weighted-average amortization periods.

	Weighted-Average Amortization Period (years)	Recorded Value
Technology and related intellectual property	5	$7,889
Brands	38	5,476
Dealer network and customer relationships	21	2,149
Favorable contracts	28	543
Other intangible assets	3	17

Total intangible assets		$16,074

Deferred Income Taxes, non-current

We recorded Deferred income taxes, non-current of $672 million which was an increase of $43 million compared to that recorded by Old GM.

Other Assets, non-current

We recorded Other assets, non-current of $3.2 billion. Other assets, non-current differed from Old GM’s primarily related to: (1) an increase of $1.3 billion and $629 million in the value of our investments in GMAC common stock and preferred stock; (2) an increase of $175 million in the value of our investment in Saab; partially offset by (3) an elimination of $191 million for certain prepaid rent balances and other adjustments.

We calculated the fair value of our investment in GMAC common stock of $1.3 billion using a market multiple sum-of-the-parts methodology, a market approach. This approach considered the average price/tangible book value multiples of companies deemed comparable to each of GMAC’s Auto Finance, Commercial Finance and Insurance operations in determining the fair value of each of these operations, which were then aggregated to determine GMAC’s overall fair value. The significant inputs used in our fair value analysis were as follows:

•	GMAC’s June 30, 2009 financial statements, as well as the financial statements of comparable companies in the Auto Finance, Commercial Finance and Insurance industries;

•	Expected performance of GMAC, as well as our view on its ability to access capital markets; and

•

The value of GMAC’s mortgage operations, taking into consideration the continuing challenges in the housing markets and mortgage industry, and its need for additional liquidity to maintain business operations.

We calculated the fair value of our investment in GMAC preferred stock of $665 million using a discounted cash flow approach. The present value of the cash flows was determined using assumptions regarding the expected receipt of dividends on GMAC preferred stock and the expected call date. The discount rate of 16.9% was determined based on yields of similar GMAC securities.

Accounts Payable

We recorded Accounts payable at its fair value of $13.1 billion.

Debt

We recorded short-term debt, current portion of long-term debt and long-term debt at their total fair value of $15.7 billion, which was calculated using a discounted cash flow methodology using our implied credit rating of CCC for most of our debt instruments

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(our credit rating was not observable as a result of the Chapter 11 Proceedings), adjusted where appropriate for any security interests. For the UST Loans and the Canadian Loan, carrying amount was determined to approximate fair value because these loans were fully collateralized by the restricted cash placed in escrow and were entered into on July 10, 2009 at market terms. Short-term debt, current portion of long-term debt and long-term debt decreased $1.5 billion as a result of our calculation of fair value.

Pensions, Postretirement Benefits Other than Pensions, current and non-current, and Prepaid Pensions

We recorded Pensions of $32.0 billion and Prepaid pensions of $97 million, which includes the actuarial measurement of those benefit plans that were not modified in connection with the 363 Sale. As a result of these actuarial measurements, our recorded value was $2.1 billion higher than Old GM’s for Pensions and Prepaid pensions for those plans not modified in connection with the 363 Sale. When the pension plans were measured at July 10, 2009, the weighted-average return on assets was 8.5% and 8.0% for U.S. and Non-U.S. plans. The weighted-average discount rate utilized to measure the plans at July 10, 2009 was 5.9% and 5.8% for U.S. and Non-U.S. plans.

We also recorded Postretirement benefits other than pensions, current and non-current of $20.4 billion, which is an increase of $434 million compared to the amounts recorded by Old GM for those plans not modified in connection with the 363 Sale. When the other non-UAW postretirement benefit plans were measured at July 10, 2009, the weighted average discount rate used was 6.0% and 5.5% for the U.S. and Non-U.S. plans. For the U.S. there are no significant uncapped healthcare plans remaining at December 31, 2009, and therefore, the healthcare cost trend rate does not have a significant effect on our U.S. plans. For Non-U.S. plans the initial healthcare cost trend used was 5.4% and the ultimate healthcare cost trend rate was 3.3% with 8 years to the ultimate trend rate.

Accrued Expenses, Other Liabilities, and Deferred Income Taxes, current and non-current

We recorded Accrued expenses of $24.4 billion and Other liabilities and deferred income taxes of $15.5 billion. Accrued expenses and Other liabilities differed from those of Old GM primarily relating to:

•	$1.2 billion less in deferred revenue, the fair value of which was determined based on our remaining performance obligations considering future costs associated with these obligations;

•

$349 million decrease in warranty liability, the fair value of which was determined by discounting the forecasted future cash flows based on historical claims experience using rates ranging from 1.4% in 2009 to 4.3% in 2017;

•	A decrease of $179 million to lease-related obligations; and

•	A decrease of $162 million related to certain customer deposits;

•	$582 million increase in deferred income taxes; and

•

$980 million of recorded unfavorable contractual obligations, primarily related to the Delphi-GM Settlement Agreements. The fair value of the unfavorable contractual obligations was determined by discounting forecasted cash flows representing the unfavorable portions of contractual obligations at our implied credit rating. Refer to Note 14 for further information on the Delphi-GM Settlement Agreements.

Equity (Deficit) and Preferred Stock

The changes to Equity (Deficit) reflect our recapitalization, the elimination of Old GM’s historical equity, the issuance of our common stock, preferred stock and warrants to the UST, Canada Holdings and MLC at fair value, and the application of fresh-start reporting.

Noncontrolling Interests

We recorded the fair value of our Noncontrolling interests at $408 million which was $156 million higher than Old GM.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

363 Sale and Fresh-Start Reporting Adjustments

The following table summarizes Old GM’s Reorganization gains, net, arising from the 363 Sale and fresh-start reporting that primarily resulted from the adjustments previously discussed (dollars in millions):

Predecessor
January 1, 2009 Through July 9, 2009
Change in net assets resulting from the application of fresh-start reporting	$33,829
Fair value of New GM’s Series A Preferred Stock, common shares and warrants issued in 363 Sale	20,532
Gain from the conversion of debt owed to UST to equity	31,561
Gain from the conversion of debt owed to EDC to equity	5,964
Gain from the modification and measurement of our VEBA obligation	7,731
Gain from the modification and measurement of other employee benefit plans	4,585
Gain from the settlement of net liabilities retained by MLC via the 363 Sale	25,177
Income tax benefit for release of valuation allowances and other tax adjustments	710
Other 363 Sale adjustments	(21)

Total adjustment from 363 Sale Transaction and fresh-start reporting	130,068
Adjustment recorded to Income tax benefit for release of valuation allowances and other tax adjustments	(710)
Other losses, net	(1,203)

Total Reorganization gains, net	$128,155

Other losses, net of $1.2 billion primarily relate to costs incurred during our Chapter 11 Proceedings, including:

•	Losses of $958 million on extinguishments of debt resulting from Old GM’s repayment of its secured revolving credit facility, its U.S. term loan, and its secured credit facility;

•	Losses of $398 million on contract rejections, settlements of claims and other lease terminations;

•	Professional fees of $38 million; and

•	Gain of $247 million related to the release of Accumulated other comprehensive income (loss) associated with previously designated derivative financial instruments.

Note 3. Basis of Presentation

We subsequently filed a Registration Statement on Form 10 pursuant to an agreement with the staff of the Securities and Exchange Commission (SEC), in accordance with a no-action letter issued to Old GM by the SEC Staff in July 2009 regarding our filing requirements and those of MLC. We are now subject to the filing requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934. In accordance with the agreement with the SEC Staff, the accompanying unaudited condensed consolidated financial statements include the financial statements and related information of Old GM, the entity from whom we purchased substantially all of its assets and assumed certain of its liabilities, for the period prior to July 10, 2009.

The 363 Sale resulted in a new entity, General Motors Company, which is the successor entity solely for accounting and financial reporting purposes. Because we are a new reporting entity, our financial statements are not comparable to the financial statements of Old GM.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 and Old GM’s Annual Report on Form 10-K for the year ended December 31, 2008.

Use of Estimates in the Preparation of the Financial Statements

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Principles of Consolidation

Our condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a majority voting interest. In addition, we consolidate variable interest entities (VIE) when we are the VIE’s primary beneficiary. Our share of earnings or losses of nonconsolidated affiliates is included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over their operating and financial decisions. When we are not able to exercise significant influence over such affiliates, we use the cost method of accounting. All intercompany balances and transactions have been eliminated in consolidation. Old GM utilized the same principles of consolidation in its condensed consolidated financial statements.

In February 2009 Saab, part of the GME segment, filed for protection under the reorganization laws of Sweden in order to reorganize itself into a stand-alone entity. Old GM determined that the reorganization proceeding resulted in a loss of the elements of control necessary for consolidation and therefore Old GM deconsolidated Saab in February 2009. Old GM recorded a loss of $824 million in Other expenses, net related to the deconsolidation. The loss reflects the remeasurement of Old GM’s net investment in Saab to its estimated fair value of $0, costs associated with commitments and obligations to suppliers and others, and a commitment to provide up to $150 million of debtor-in-possession (DIP) financing. We acquired Old GM’s investment in Saab in connection with the 363 Sale. In August 2009 Saab exited its reorganization proceeding, and we regained the elements of control and consolidated Saab at an insignificant net book value.

At September 30, 2009 we had obtained approval from our Board of Directors, met other necessary criteria to classify Saab’s assets and liabilities as held for sale and had identified Koenigsegg Group AB as a potential buyer. In November 2009 the proposed sale of Saab was terminated at the discretion of the buyer. Subsequent to the conclusion of negotiations with Koenigsegg Group AB, our Board of Directors received expressions of interest in Saab from potential buyers including Spyker Cars NV.

In February 2010 we completed the sale of Saab to Spyker Cars NV. Refer to Note 23 for additional information. Saab’s assets and liabilities are classified as held for sale. Saab’s total assets of $663 million include cash and cash equivalents, inventory and receivables, and its total liabilities of $492 million include accounts payable, warranty and pension obligations and other liabilities.

Change in Segments

Old GM’s operations included four segments consisting of GMNA, GME, GM Latin America/Africa/Middle-East and GM Asia Pacific. In order to streamline our business and speed our decision making processes and in anticipation of the sale of our Adam Opel GmbH (Adam Opel) operations, we had revised our operational structure, combining Old GM’s Europe, Latin America/Africa/Middle East and Asia Pacific segments into one segment, GMIO. In November 2009 our Board of Directors subsequently elected to retain sole ownership of the Adam Opel operations. We have therefore determined our current operational structure to be GMNA, GME and GMIO. We have revised the segment presentation for all periods presented.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Accounting Principles

Fair Value Measurements

In January 2009 Old GM adopted ASC 820-10, “Fair Value Measurements and Disclosures” for nonfinancial assets and nonfinancial liabilities that are recorded or disclosed at fair value in the financial statements on a nonrecurring basis. ASC 820-10 provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over company-specific inputs. The effect of Old GM’s adoption of ASC 820-10 in January 2009 for nonfinancial assets and nonfinancial liabilities was not material and no adjustment to Accumulated deficit was required.

In April 2009 the Financial Accounting Standards Board (FASB) provided additional application and disclosure guidance regarding fair value measurements and impairments of debt securities. ASC 320-10, “Investments – Debt and Equity Securities” was amended and modified the other than temporary impairment guidance for debt securities and the presentation and disclosure requirements for all other than temporary impairments. ASC 820-10 was further amended and provides guidelines for consistently determining fair value measurements when the volume and level of activity for an asset or liability has significantly decreased, and provides guidance on identifying circumstances that indicate that a transaction is not orderly. ASC 825-10 was also amended to expand fair value disclosures to interim reporting periods for certain financial instruments not recorded at fair value in the statement of financial position. Old GM adopted these standards in June 2009. The adoption of these standards did not have a material effect on the consolidated financial statements.

Business Combinations

In January 2009 Old GM adopted the revised ASC 805, “Business Combinations,” which retained the underlying concepts of existing standards that all business combinations be accounted for at fair value under the acquisition method of accounting. However, ASC 805 changed the method of applying the acquisition method in a number of significant aspects. It requires that: (1) for all business combinations, the acquirer record all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain pre-acquisition contingent assets and liabilities acquired be recorded at their fair values on the acquisition date; (3) contingent consideration be recorded at its fair value on the acquisition date and, for certain arrangements, changes in fair value be recorded in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be remeasured to their acquisition-date fair values, with any gain or loss recorded in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. ASC 805 amended ASC 740, “Income Taxes” such that adjustments made to valuation allowances on deferred tax assets and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805 should also apply the provisions of this standard. This standard applies to all business combinations entered into on or after January 1, 2009. In connection with our application of fresh-start reporting, we applied the guidance in this standard.

In January 2009 Old GM also adopted other amendments to ASC 805 related to the initial recognition and measurement, subsequent measurement and disclosures for assets and liabilities arising from contingencies in business combinations. In connection with our application of fresh-start reporting, we applied this guidance when measuring contingent assets and liabilities.

In January 2009 Old GM adopted amendments to ASC 350, “Intangibles — Goodwill and Other” and ASC 805 which clarified the accounting for defensive intangible assets. In connection with our application of fresh-start reporting, we applied this guidance when measuring and recording defensive intangible assets (e.g., Pontiac and Saturn brands).

In January 2009 Old GM adopted amendments to ASC 275, “Risks and Uncertainties” and ASC 350 which provided new guidance for the determination of the useful life of intangible assets. The new guidance amended the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. In connection with our application of fresh-start reporting, we applied this guidance in selecting estimated useful lives for intangible assets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling Interests in Consolidated Financial Statements

In January 2009 Old GM adopted certain amendments to ASC 810-10, “Consolidation” that govern the accounting for and reporting of noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. Also, this standard requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to a noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) changes in ownership interests resulting in gain or loss be recorded in earnings if control is gained or lost; and (5) in a business combination, a noncontrolling interest’s share of net assets acquired be recorded at fair value, including its share of goodwill. The provisions of this standard were prospective upon adoption, except for the presentation and disclosure requirements. The presentation and disclosure requirements have been applied retrospectively for all periods presented. Accordingly, prior period amounts have been adjusted to apply the new method of accounting.

Accounting for Convertible Debt Instruments

In January 2009 Old GM adopted ASC 470-20, “Debt with Conversion and Other Options,” which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are allocated between the debt and equity components. ASC 470-20 requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recorded. The provisions of ASC 470-20 were retrospective upon adoption, and prior period amounts have been adjusted to apply the new method of accounting. As a result of the adoption of ASC 470-20, Interest expense increased and Net income attributable to common stockholders decreased by $50 million in the period January 1, 2009 through July 9, 2009. Net income attributable to common stockholders, per share, basic and diluted decreased by $0.08 per share in the period January 1, 2009 through July 9, 2009. Effective July 10, 2009 MLC retained Old GM’s convertible debt. As a result, there was no effect on Interest expense, Net income (loss) attributable to common stockholders, and Net income (loss) attributable to common stockholders, per share, basic and diluted in the periods July 1, 2009 through July 9, 2009 and July 10, 2009 through September 30, 2009 upon adoption of ASC 470-20.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the effect of adopting ASC 810-10 and ASC 470-20 (dollars in millions, except per share amounts):

	Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2008
	As Previously Reported	Adoption of ASC 470-20	Adoption of ASC 810-10	As Adjusted
Automotive and other interest expense (a)	$(561)	$(34)	$—	$(595)
Gain on extinguishment of debt (a)	$19	$24	$—	$43
Loss from continuing operations before income taxes, equity income and minority interests (b)	$(2,582)	$(10)	$—	$(2,592)
Minority interests, net of tax	$58	$—	$(58)	$—
Net loss	$(2,542)	$(10)	$(58)	$(2,610)
Net loss attributable to noncontrolling interests	$—	$—	$58	$58
Net loss attributable to common stockholders	$—	$—	$(2,552)	$(2,552)
Net loss attributable to common stockholders per share, basic and diluted	$(4.45)	$(0.02)	$—	$(4.47)

	Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2008
	As Previously Reported	Adoption of ASC 470-20	Adoption of ASC 810-10	As Adjusted
Automotive and other interest expense (a)	$(2,110)	$(107)	$—	$(2,217)
Gain on extinguishment of debt (a)	$19	$24	$—	$43
Loss from continuing operations before income taxes, equity income and minority interests (b)	$(20,597)	$(83)	$—	$(20,680)
Minority interests, net of tax	$52	$—	$(52)	$—
Net loss	$(21,264)	$(83)	$(52)	$(21,399)
Net loss attributable to noncontrolling interests	$—	$—	$52	$52
Net loss attributable to common stockholders	$—	$—	$(21,347)	$(21,347)
Net loss attributable to common stockholders per share, basic and diluted	$(37.44)	$(0.14)	$—	$(37.58)

(a)	Old GM reclassified $19 million in the three and nine months ended September 30, 2008 from Automotive and other interest expense to Gain on extinguishment of debt in order to conform to the current period presentation. These amounts have been incorporated into the “As Previously Reported” column.

(b)	Loss before income taxes and equity income as reported.

Accounting Standards Not Yet Adopted

In December 2008 the FASB issued disclosure updates to ASC 715-20, “Employers’ Disclosures about Postretirement Benefit Plan Assets” that require the following additional disclosures about plan assets for a defined benefit or postretirement plan: (1) narrative providing greater insight as to investment policies and strategies; (2) the fair value of pension plan assets by major category; (3) inputs and valuation techniques used to develop fair value measurements; and (4) discussion of concentration of risk. This statement is effective for fiscal years ending after December 15, 2009. The adoption of this standard will not have a material effect on the consolidated financial statements.

In June 2009 the FASB issued certain amendments to ASC 860-10, “Transfers and Servicing.” ASC 860-10 eliminates the concept of a qualifying special-purpose entity, establishes a new definition of participating interest that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer of financial assets to be accounted for as a sale, and changes the amount that can be recorded as a gain or loss on a transfer accounted for as a sale when

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beneficial interests are received by the transferor. This statement is effective for financial asset transfers occurring after the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The adoption of this standard will not have a material effect on the consolidated financial statements.

In June 2009 the FASB issued an amendment to ASC 810-10. This amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise: (1) has the power to direct the activities of a VIE that most significantly effect the entity’s economic performance; and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810-10, as amended, requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. This statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited and retrospective application is optional. We are currently evaluating the effects, if any, that ASC 810-10 will have on the consolidated financial statements.

In August 2009 the FASB issued Accounting Standards Update (ASU) 2009-5, “Measuring Liabilities at Fair Value.” ASU 2009-5 provides additional guidance for the fair value measurement of liabilities. ASU 2009-5 is effective in the period beginning October 1, 2009. The adoption of this standard will not have a material effect on the consolidated financial statements.

In September 2009 the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which permits a reporting entity to utilize, without adjustment, the net asset value provided by a third-party investee as a practical expedient to measure the fair value of certain investments. ASU 2009-12 is effective for the first reporting period, interim or annual, ending after December 15, 2009. The adoption of this standard will not have a material effect on the consolidated financial statements.

In September 2009 the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. In addition, ASU 2009-13 revises the method by which consideration is allocated among the units of accounting. Specifically, the overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, involving vendor-specific objective evidence, other third-party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the effects, if any, that ASU No. 2009-13 will have on the consolidated financial statements.

Note 4. Goodwill

Goodwill arises principally from the application of fresh-start reporting and other business acquisitions. Goodwill is tested for impairment at least once annually during the fourth quarter for all reporting units utilizing a two-step process. An impairment charge is recorded for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values of reporting units are established using a discounted cash flow method. Goodwill impairment charges are recorded in Other expenses, net.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the carrying amounts of Goodwill (dollars in millions):

	Successor
	GMNA	GME	GMIO	Total
Balance at July 10, 2009 (a)	$26,348	$3,262	$854	$30,464
Effect of foreign currency translation on goodwill	—	96	73	169

Balance at September 30, 2009	26,348	3,358	927	30,633
Accumulated impairment charges	—	—	—	—

Goodwill	$26,348	$3,358	$927	$30,633

	Predecessor
	GMNA	GME	GMIO	Total
Balance at January 1, 2008	$173	$563	$—	$736
Accumulated impairment charges	—	—	—	—

Goodwill, net	173	563	—	736
Effect of foreign currency translation on goodwill	(19)	(107)	—	(126)
Impairment charges (b)	(154)	(456)	—	(610)

Balance at December 31, 2008	154	456	—	610
Accumulated impairment charges	(154)	(456)	—	(610)

Goodwill	$—	$—	$—	$—

(a)	We recorded Goodwill of $30.5 billion upon application of fresh-start reporting. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value and the difference between the U.S. GAAP and fair value amounts gives rise to goodwill, which is a residual. Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in goodwill. Our employee benefit related accounts were recorded in accordance with ASC 712 and ASC 715 and deferred income taxes were recorded in accordance with ASC 740. There was no goodwill on an economic basis based on the fair value of our equity, liabilities and identifiable assets. None of the goodwill from this transaction is deductible for tax purposes.

(b)	Goodwill impairment charges of $154 million and $456 million were recorded at GMNA and GME in the fourth quarter for the year ended 2008 related to sharply reduced forecasts of automotive sales in the near- and medium-term.

Note 5. Intangible Assets, net

Intangible assets, excluding Goodwill, primarily include brand names (including defensive intangibles associated with discontinued brands), technology and intellectual property, dealer network and customer relationships and favorable contracts.

All intangible assets are amortized on a straight-line basis or on an accelerated method of amortization over their estimated useful life. An accelerated amortization method, reflecting the pattern in which the asset will be consumed, is utilized if that pattern can be reliably determined. If that pattern cannot be reliably determined, the straight-line amortization method is used. In selecting a useful life, we consider the period of expected cash flows and underlying data used to measure the fair value of the intangible assets. Lease-related intangible assets are amortized over the remaining lease term. Old GM carried nominal amounts, at cost, of intangible assets, primarily intellectual property rights.

Amortization of developed technology and intellectual property is recorded to Cost of sales. Amortization of brand names, customer relationships and dealer networks is recorded in Selling, general and administrative expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of amortizable intangible assets (dollars in millions):

	Successor				Predecessor
	September 30, 2009				December 31, 2008
	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property (a)	5	$7,910	$736	$7,174	8	$598	$333	$265
Brands	38	5,514	34	5,480	—	—	—	—
Dealer network and customer relationships	21	2,215	34	2,181	—	—	—	—
Favorable contracts	25	552	18	534	—	—	—	—
Other	3	17	1	16	—	—	—	—

Total amortizable intangible assets	20	$16,208	$823	$15,385	8	$598	$333	$265

(a)	Technology and intellectual property includes nonamortizing in-process research and development of $175 million at September 30, 2009.

The following table summarizes amortization expense related to intangible assets (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Amortization expense related to intangible assets (a)	$775	$1	$44	$21	$61

(a)	Amortization expense in the period July 10, 2009 through September 30, 2009 includes an impairment charge of $21 million related to technology and intellectual property. Refer to Note 18 for additional information related to the impairment charge.

The following table summarizes estimated amortization expense related to intangible assets in each of the next five years (dollars in millions):

Estimated Amortization Expense
2010	$2,550
2011	$1,785
2012	$1,560
2013	$1,227
2014	$611

Note 6. Inventories

Inventories are valued at the lower of cost or market (LCM). Old GM determined cost using the LIFO method for 21.0% of its inventories at December 31, 2008 and by the FIFO or average cost methods for all other inventories. In connection with our application of fresh-start reporting, we elected to use the FIFO method for all inventories previously using the LIFO method.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of inventories (dollars in millions):

	Successor	Predecessor
	September 30, 2009	December 31, 2008
Productive material, work in process and supplies	$4,291	$4,849
Finished product including service parts	6,319	9,579

Total inventories	10,610	14,428
Less LIFO allowance	—	(1,233)

Total inventories, net	$10,610	$13,195

The following table summarizes adjustments recorded to inventories as a result of LCM analyses (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
LCM adjustments on inventories (a)	$108	$3	$103	$83	$164

(a)	Amounts represent LCM adjustments related to company vehicles and vehicles returned from lease awaiting sale at auction.

Note 7. Equity in Net Assets of Nonconsolidated Affiliates

The following table summarizes information regarding equity in income (loss) of and disposition of interest in nonconsolidated affiliates (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
GMAC (a)	$—	$—	$(1,097)	$(1,235)	$(2,741)
Gain on conversion of UST GMAC Loan (b)	—	—	2,477	—	—
GMAC Common Membership Interest impairment charges (a)	—	—	—	—	(2,036)

Total equity in income (loss) of and disposition of interest in GMAC (a)	—	—	1,380	(1,235)	(4,777)
Shanghai General Motors Co., Ltd. (50%) and SAIC-GM-Wuling Automobile Co., Ltd. (34%)	195	8	298	50	286
New United Motor Manufacturing, Inc. (50%) (c)	—	—	(243)	14	(12)
Others	9	7	6	(14)	36

Total equity in income (loss) of and disposition of interest in nonconsolidated affiliates	$204	$15	$1,441	$(1,185)	$(4,467)

(a)	GMAC converted its status to a C corporation effective June 30, 2009. At that date, Old GM began to account for its investment in GMAC using the cost method rather than the equity method as Old GM no longer exercised significant influence over GMAC. In connection with GMAC’s conversion into a C corporation, each unit of each class of GMAC Membership Interests was converted into shares of capital stock of GMAC with substantially the same rights and preferences as such Membership Interests.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	In May 2009 the UST exercised its option to convert the outstanding amounts owed on the UST GMAC Loan (as subsequently defined) into shares of GMAC’s Class B Common Membership Interests.

(c)	New United Motor Manufacturing, Inc. (NUMMI) was retained by MLC as part of the 363 Sale.

Investment in SGM

On July 10, 2009 our investments in Shanghai General Motors Co., Ltd. (SGM) and its subsidiaries were adjusted to their fair values. Our investment in SGM was increased by fresh-start reporting adjustments of $3.5 billion. This fair value adjustment of $3.5 billion was allocated as follows: (1) goodwill of $2.9 billion; (2) intangible assets of $0.6 billion; and (3) property of $38 million. The increase in basis related to intangible assets is being amortized on a straight-line basis over the remaining useful lives of the assets ranging from seven to 25 years, with amortization expense of $24 million per year. The increase in basis related to property is being depreciated on a straight-line basis over the remaining useful lives of the assets ranging from three to 14 years, with depreciation expense of $5 million per year.

Investment in GMAC

As part of the approval process for GMAC to obtain Bank Holding Company status in December 2008, Old GM agreed to reduce its ownership in GMAC to less than 10% of the voting and total equity of GMAC by December 24, 2011. At September 30, 2009 our equity ownership in GMAC was 24.5% as subsequently described.

In December 2008 Old GM and FIM Holdings, an assignee of Cerberus ResCap Financing LLC, entered into a subscription agreement with GMAC pursuant to which each agreed to purchase additional Common Membership Interests in GMAC, and the UST committed to provide Old GM with additional funding in order to purchase the additional interests. In January 2009 Old GM entered into the UST GMAC Loan Agreement pursuant to which Old GM borrowed $884 million (UST GMAC Loan) and utilized those funds to purchase 190,921 Class B Common Membership Interests in GMAC. The UST GMAC Loan was scheduled to mature in January 2012 and bore interest, payable quarterly, at the same rate of interest as the UST Loans. The UST GMAC Loan Agreement was secured by Old GM’s Common and Preferred Membership Interests in GMAC. As part of this loan agreement, the UST had the option to convert outstanding amounts into a maximum of 190,921 shares of GMAC’s Class B Common Membership Interests on a pro rata basis.

In May 2009 the UST exercised this option, the outstanding principal and interest under the UST GMAC Loan was extinguished, and Old GM recorded a net gain of $483 million. The net gain was comprised of a gain on the disposition of GMAC Common Membership Interests of $2.5 billion recorded in Equity in income (loss) of and disposition of interest in GMAC and, a loss on extinguishment of the UST GMAC Loan of $2.0 billion recorded in Gain (loss) on extinguishment of debt. After the exchange, Old GM’s ownership was reduced to 24.5% of GMAC’s Common Membership Interests.

GMAC converted its status to a C corporation effective June 30, 2009. At that date, Old GM began to account for its investment in GMAC using the cost method rather than the equity method as Old GM no longer exercised significant influence over GMAC. In connection with GMAC’s conversion into a C corporation, each unit of each class of GMAC Membership Interests was converted into shares of capital stock of GMAC with substantially the same rights and preferences as such Membership Interests. On July 10, 2009 we acquired the investment in GMAC’s common and preferred stocks in connection with the 363 Sale.

Of our investment in GMAC common stock, 9.9% is held directly, and pursuant to previous commitments to reduce influence over and ownership in GMAC, 14.6% is held in an independent trust. The trustee, who is independent of us, has the sole authority to vote and is required to dispose of all GMAC common stock held in the trust by December 24, 2011. Refer to Note 23 for additional information on our investment in GMAC common stock.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize financial information of GMAC for the periods GMAC was accounted for as an equity method investee (dollars in millions):

	Six Months Ended June 30, 2009	Nine Months Ended September 30, 2008
Condensed Consolidated Statements of Income
Total financing revenue and other interest income	$7,450	$15,544
Interest expense	$4,269	$8,880
Depreciation expense on operating lease assets	$2,409	$4,307
Gain on extinguishment of debt	$657	$1,164
Total other revenue	$2,453	$2,401
Total noninterest expense	$4,809	$7,174
Loss before income tax expense	$(3,588)	$(5,569)
Income tax expense	$990	$72
Net loss	$(4,578)	$(5,594)
Net loss available to members	$(4,933)	$(5,594)

	June 30, 2009	December 31, 2008
Condensed Consolidated Balance Sheets
Loans held for sale	$11,440	$7,919
Total finance receivables and loans, net	$87,520	$98,295
Investment in operating leases, net	$21,597	$26,390
Other assets	$22,932	$26,922
Total assets	$181,248	$189,476
Total debt	$105,175	$126,321
Accrued expenses, deposit and other liabilities	$41,363	$32,533
Total liabilities	$155,202	$167,622
Senior preferred interests	$12,500	$5,000
Preferred interests	$1,287	$1,287
Total equity	$26,046	$21,854

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMAC — Preferred and Common Membership Interests

The following tables summarize the activity with respect to the investment in GMAC Common and Preferred Membership Interests for the periods GMAC was accounted for as an equity method investee (dollars in millions):

	Predecessor
	GMAC Common Membership Interests	GMAC Preferred Membership Interests
Balance at January 1, 2009	$491	$43
Old GM’s proportionate share of GMAC’s losses	(500)	—
Investment in GMAC Common Membership Interests	884	—
Other, primarily accumulated other comprehensive loss	(121)	—

Balance at March 31, 2009	754	43
Old GM’s proportionate share of GMAC’s losses (a)	(630)	(7)
Gain on disposition of GMAC Common Membership Interests (b)	2,477	—
Conversion of GMAC Common Membership Interests (b)	(2,885)	—
Other, primarily accumulated other comprehensive loss	284	—

Balance at June 30, 2009	$—	$36

	Predecessor
	GMAC Common Membership Interests	GMAC Preferred Membership Interests
Balance at January 1, 2008	$7,079	$1,044
Old GM’s proportionate share of GMAC’s losses	(302)	—
Impairment charges	(1,310)	(142)
Other, primarily accumulated other comprehensive loss	(76)	—

Balance at March 31, 2008	5,391	902
Old GM’s proportionate share of GMAC’s losses	(1,204)	—
Impairment charges	(726)	(608)
Other, primarily accumulated other comprehensive loss	(7)	—

Balance at June 30, 2008	3,454	294
Old GM’s proportionate share of GMAC’s losses	(1,235)	—
Impairment charges	—	(251)
Other, primarily accumulated other comprehensive loss	(270)	—

Balance at September 30, 2008	$1,949	$43

(a)	Due to impairment charges and Old GM’s proportionate shares of GMAC’s losses, the carrying amount of Old GM’s investments in GMAC Common Membership Interest was reduced to $0. Old GM recorded its proportionate share of GMAC’s remaining losses to its investment in GMAC Preferred Membership Interests.

(b)	Due to the exercise of the UST’s option to convert the UST GMAC Loan into GMAC Common Membership Interests, in connection with the UST GMAC Loan conversion, Old GM recorded a gain of $2.5 billion on disposition of GMAC Common Membership Interests and a $2.0 billion loss on extinguishment based on the carrying amount of the UST GMAC Loan and accrued interest of $0.9 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the impairment charges related to the investment in GMAC Common and Preferred Membership Interests for the periods GMAC was accounted for as an equity method investee (dollars in millions):

	Predecessor
	January 1, 2009 Through June 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
GMAC Common Membership Interests	$—	$—	$2,036
GMAC Preferred Membership Interests	—	251	1,001

Total impairment charges	$—	$251	$3,037

Impairment charges related to the investment in GMAC Common and Preferred Membership Interests were recorded in Equity in income (loss) of and disposition of interest in GMAC and Interest income and other non-operating income, net.

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and parts. The following tables summarize the effects of transactions with nonconsolidated affiliates which are not eliminated in consolidation (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Results of Operations
Sales	$289	$29	$596	$115	$459
Cost of sales	$276	$32	$737	$156	$2,755
Selling, general and administrative expense	$(9)	$—	$(19)	$(9)	$14
Interest income and other non-operating income, net	$2	$—	$(9)	$17	$188

	Successor	Predecessor
	September 30, 2009	December 31, 2008
Financial Position
Accounts and notes receivable, net	$269	$394
Accounts payable (principally trade)	$103	$112

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	January 1, 2009 Through July 9, 2009	Nine Months Ended September 30, 2008
Cash Flows
Operating	$297	$546	$(950)
Investing	$(1)	$—	$149
Financing	$—	$—	$—

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Depreciation and Amortization

The following table summarizes depreciation, impairment charges and amortization expense related to Property, net and Equipment on operating leases, net, recorded in Cost of sales and Selling, general and administrative expense (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Depreciation and impairment charges of long-lived assets	$816	$500	$4,690	$1,198	$4,099
Amortization and impairment charges of special tools	394	68	2,139	749	2,348

Total depreciation, amortization and asset impairment charges	$1,210	$568	$6,829	$1,947	$6,447

In connection with our application of fresh-start reporting, we began amortizing all non-powertrain special tools using an accelerated amortization method. All other special tools are amortized over their estimated useful lives using the straight-line method. Old GM amortized all special tools using the straight-line method over their estimated useful lives.

Old GM initiated restructuring plans prior to the 363 Sale to reduce the total number of powertrain, stamping and assembly plants and to eliminate certain brands and nameplates. In addition, MLC retained certain assets that we did not acquire in connection with the 363 Sale and were deemed not to have a useful life beyond July 9, 2009. As a result, Old GM recorded incremental depreciation and amortization on certain of these assets as they were expected to be utilized over a shorter period of time than their previously estimated useful life. We record incremental depreciation and amortization for changes in useful lives subsequent to the initial determination. Old GM recorded incremental depreciation and amortization of approximately $0.3 billion, $2.8 billion, $0.1 billion and $0.2 billion in the periods July 1, 2009 through July 9, 2009, January 1, 2009 through July 9, 2009 and the three and nine months ended September 30, 2008.

Note 9. Restricted Cash and Marketable Securities

Cash and marketable securities subject to contractual restrictions and not readily available are classified as restricted cash and marketable securities. Funds held in the UST Credit Agreement and Canadian Health Care Trust escrow accounts are invested in government securities and money market funds in accordance with the terms of the escrow agreements. The following table summarizes the components of restricted cash and marketable securities (dollars in millions):

	Successor	Predecessor
	September 30, 2009	December 31, 2008
Current
UST Credit Agreement (a)	$16,432	$—
Canadian Health Care Trust (b)	918	—
Receivables Program (c)	265	—
Securitization Trusts	1,005	450
Pre-funding disbursements	254	222
Other (d)	135	—

Total current restricted cash and marketable securities	19,009	672
Non-current
Collateral for insurance related activities	639	679
Other non-current (d)	914	1,238

Total restricted cash and marketable securities	$20,562	$2,589

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Under the terms of the UST Credit Agreement, funds are held in escrow and will be distributed to us at our request if certain conditions are met. Any unused amounts in escrow on June 30, 2010 are required to be used to repay the UST Loans and Canadian Loan, unless the UST agrees to an extension, at our request. Refer to Notes 2, 10 and 23 for additional information on the UST Credit Agreement.

(b)	Under terms of an escrow agreement between GMCL, the EDC and an escrow agent, GMCL established a CAD $1.0 billion (equivalent to $893 million when entered into) escrow to fund its healthcare obligations. The funds are held in Government of Canada treasury bills with maturities of less than one year.

(c)	In March 2009 the UST announced that it will provide financial assistance to automotive suppliers by guaranteeing or purchasing certain receivables payable by us (Receivables Program). Under the terms of the Receivables Program, the use of funds is limited to purchasing receivables from suppliers that have elected to participate in the program. This program will terminate in accordance with its terms in April, 2010. Refer to Note 10 for additional information on the Receivables Program.

(d)	Includes amounts related to various letters of credit, deposits, escrows and other cash collateral requirements.

Note 10. Short-Term and Long-Term Debt

The following table summarizes the components of short-term and long-term debt (dollars in millions):

	Successor	Predecessor
	September 30, 2009	December 31, 2008
Short-Term
UST Loans	$6,712	$—
UST Loan Facility (a)	—	3,836
Canadian Loan	1,374	—
German Facility	1,309	—
Short-term debt — third parties	1,527	2,567
Short-term debt — related parties (b)	1,098	2,067
Current portion of long-term debt (c)	795	8,450

Total short-term debt and current portion of long-term debt	12,815	16,920
Long-Term
Long-term debt (e)	2,659	29,018

Total debt	$15,474	$45,938

Available under line of credit agreements (d)	$1,384	$643

(a)	UST Loan Facility (as subsequently defined) is net of a $913 million discount which is comprised of $749 million for the UST Additional Note and $164 million for the fair value of the warrants issued in connection with the loans under the UST Loan Agreement. At May 31, 2009 the carrying amount of the debt was accreted to the full face value of the UST Loan Facility and the UST Additional Note (as subsequently defined) with the discount charged to interest expense.

(b)	Primarily dealer financing from GMAC for dealerships we own and Old GM owned.

(c)	Amounts owed at September 30, 2009 include various secured and unsecured debt instruments. Amounts owed at December 31, 2008 include a secured revolving credit facility of $4.5 billion and a U.S. term loan of $1.5 billion.

(d)	Commitment fees are paid on credit facilities at rates negotiated in each agreement. Amounts paid and expensed for these commitment fees are insignificant.

(e)	At September 30, 2009 amounts are net of a $1.6 billion discount.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UST Loans and VEBA Notes

Old GM received total proceeds of $19.4 billion ($15.4 billion subsequent to January 1, 2009) from the UST under the UST Loan Agreement entered into on December 31, 2008. In connection with Old GM and certain of its direct and indirect subsidiaries voluntary petition for relief under the Chapter 11 Proceedings, Old GM obtained additional funding of $33.3 billion from the UST and EDC under its DIP Facility. From these proceeds, $16.4 billion remained deposited in escrow at September 30, 2009.

The $16.4 billion in escrow will be distributed to us at our request upon certain conditions as outlined in the UST Credit Agreement. Any unused amounts in escrow on June 30, 2010 are required to be used to repay the UST Loans and GMCL Canadian Loan with EDC. Unless the UST agrees to an extension, at our request, of up to an additional 12 months to June 30, 2011, any funds remaining in our escrow account after repayment of the loans will be released to us. The UST Loans and Canadian Loan have been classified as short-term debt based on these terms. Under the UST Credit Agreement we can request a distribution of all or part of the escrow balance or an extension of the date the escrow funds must be applied to prepay the loans. If we make such a request and the UST approves it, we may not be required to apply unused amounts in escrow to repay the UST Loans and Canadian Loan within the next 12 months. Refer to Note 23 for additional information on the UST Loans and Canadian Loan after September 30, 2009.

On July 10, 2009 we entered into the UST Credit Agreement and assumed debt of $7.1 billion maturing on July 10, 2015 which Old GM incurred under Old GM’s DIP Facility. Immediately after entering into the UST Credit Agreement, we made a partial repayment due to the termination of the U.S. government sponsored warranty program, reducing the UST Loans principal balance to $6.7 billion.

The UST Loans accrue interest equal to the greater of the three month LIBOR rate or 2.0%, plus 5.0%, per annum, unless the UST determines that reasonable means do not exist to ascertain the LIBOR rate or that the LIBOR rate will not adequately reflect the UST’s cost to maintain the loan. In such a circumstance, the interest rate will be the greatest of: (1) the prime rate plus 4.0%; (2) the federal funds rate plus 4.5%; or (3) the three month LIBOR rate (which will not be less than 2.0%) plus 5.0%. We are required to prepay the UST Loans on a pro rata basis (between the UST Loans, VEBA Notes and Canadian Loan), in an amount equal to the amount of net cash proceeds received from certain asset dispositions, casualty events, extraordinary receipts and the incurrence of certain debt. We may also voluntarily repay the UST Loans in whole or in part at any time. Once repaid, amounts borrowed under the UST Credit Agreement may not be reborrowed. At September 30, 2009 the UST Loans accrued interest at 7.0%.

In connection with the 363 Sale, we entered into the VEBA Note Agreement and issued VEBA Notes of $2.5 billion. The VEBA Notes have an implied interest rate of 9.0% per annum. The VEBA Notes and accrued interest are scheduled to be repaid in three equal installments of $1.4 billion on July 15 of 2013, 2015, and 2017. At September 30, 2009 the $2.5 billion VEBA Notes are not considered outstanding debt for accounting purposes. Upon the settlement of the UAW hourly retiree medical plan pursuant to the 2009 Revised UAW Settlement Agreement on December 31, 2009, the VEBA Notes will be considered outstanding. Refer to Note 12 for additional information on the 2009 Revised UAW Settlement Agreement.

The obligations under the UST Credit Agreement and the VEBA Note Agreement are secured by substantially all of our assets, subject to certain exceptions, including our equity interests in certain of our foreign subsidiaries, limited in most cases to 65% of the equity interests of the pledged foreign subsidiaries due to tax considerations.

The UST Credit Agreement and the VEBA Note Agreement contain various representations and warranties that we made on the effective date and, with respect to the UST Credit Agreement, we will be required to make on certain other dates. The UST Credit Agreement and the VEBA Note Agreement also contain various affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. The affirmative covenants impose obligations on us with respect to, among other things:

•	Financial and other reporting to the UST, including periodic confirmation of compliance with certain expense policies;

•	Executive privileges and compensation requirements;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Corporate existence;

•	Preservation of the collateral and other property subject to the UST Credit Agreement and VEBA Note Agreement;

•	Payment of taxes; and

•	Compliance with certain laws.

The affirmative covenants include a vitality commitment, which requires us to use our commercially reasonable best efforts, subject to certain considerations and exceptions, to ensure that the volume of manufacturing conducted in the United States is at least 90% of the level contemplated in our business plan provided to the UST in July 2009. The vitality commitment is in effect until the later of December 31, 2014 or the date the UST Loans are repaid in full. In addition, certain covenants such as periodic confirmation of compliance with certain expense policies, executive privileges and compensation requirements are in effect until the UST ceases to own direct or indirect equity interests in us and the UST Loans are paid in full.

The negative covenants in the UST Credit Agreement and the VEBA Note Agreement restrict us with respect to, among other things, fundamental changes, liens, restricted payments and restrictions on subsidiary distributions, amendments or waivers of certain documents, negative pledge clauses, use of proceeds from sales of assets and indebtedness. However, both the UST Credit Agreement and the VEBA Note Agreement permit us to incur additional indebtedness, including indebtedness secured by a first-priority lien on certain of our assets. If additional indebtedness is in excess of certain amounts of secured and unsecured indebtedness, incurrence of additional indebtedness is subject to meeting a specified maximum consolidated leverage ratio, after giving effect to the incurrence of such indebtedness. If such indebtedness is to be secured by a first-priority lien on certain of our assets, the obligations under the UST Credit Agreement and the VEBA Note Agreement will be restructured to be secured by a second-priority lien on any such assets.

The UST Credit Agreement and the VEBA Note Agreement also contain various events of default (including cross-default provisions) that entitle the UST or the New VEBA to accelerate the repayment of the UST Loans and the VEBA Notes upon the occurrence and continuation of an event of default. In addition, upon the occurrence and continuation of any event of default, interest under the UST Credit Agreement accrues at a rate per annum equal to 2.0% plus the interest rate otherwise applicable to the UST Loans and the implied interest rate on the VEBA Notes increases to a rate equal to 11.0% per annum, compounded annually. The events of default relate to, among other things:

•	Our failure to pay principal or interest on the UST Loans or to make payments on the VEBA Notes;

•	Certain of our domestic subsidiaries’ failure to pay on their guarantees;

•	The failure to pay other amounts due under the loan documents or the secured note documents;

•	The failure to perform the covenants in the loan documents or the secured note documents;

•	The representations and warranties in the UST Credit Agreement or the VEBA Note Agreement being false or misleading in any material respect;

•	Undischarged judgments in excess of $100 million;

•	Certain bankruptcy events;

•	The termination of any loan documents or secured note documents;

•	The invalidity of security interests in our assets;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Certain prohibited transactions under the Employee Retirement Income Security Act of 1974, as amended (ERISA);

•	A change of control without the permission of the UST;

•	A default under the Canadian Loan Agreement other than the vitality commitment; and

•

A default under other indebtedness if the default, including a default of the vitality commitment under the Canadian Loan Agreement, results in the holder accelerating the maturity of indebtedness in excess of $100 million in the aggregate.

The following table summarizes interest expense and interest paid on the UST Loans (dollars in millions):

Successor
July 10, 2009 Through September 30, 2009
Interest expense	$108
Interest paid	$—

Canadian Loan Agreement

On July 10, 2009 we entered into the Canadian Loan Agreement and assumed the Canadian Loan of CAD $1.5 billion (equivalent to $1.3 billion when entered into) maturing on July 10, 2015. The Canadian Loan accrues interest at the greater of the three-month Canadian Dealer Offered Rate or 2.0%, plus 5.0% per annum. Accrued interest is payable quarterly. At September 30, 2009 the Canadian Loan accrued interest at 7.0%.

GMCL may voluntarily repay the Canadian Loan in whole or in part at any time. Once repaid, GMCL cannot reborrow under the Canadian Loan Agreement. We and 1908 Holdings Ltd., Parkwood Holdings Ltd., and GM Overseas Funding LLC, each of which is a Subsidiary Guarantor of GMCL, have guaranteed the Canadian Loan. Our guarantee of GMCL’s obligations under the Canadian Loan Agreement is secured by a lien on the equity of GMCL. Because 65% of our ownership interest in GMCL was previously pledged to secure the obligations under the UST Credit Agreement and the VEBA Note Agreement, EDC received a first priority lien on 35% of our equity interest in GMCL and a second priority lien on the remaining 65%. With certain exceptions, GMCL’s obligations under the Canadian Loan Agreement are secured by a first lien on substantially all of its and the Subsidiary Guarantors’ assets, including GMCL’s ownership interests in the Subsidiary Guarantors and a portion of GMCL’s equity interests in General Motors Product Services Inc., a subsidiary of ours.

The Canadian Loan Agreement contains various representations and warranties GMCL and the Subsidiary Guarantors made on the effective date. The Canadian Loan Agreement also contains various affirmative covenants requiring GMCL and the Subsidiary Guarantors to take certain actions and negative covenants restricting the ability of GMCL and the Subsidiary Guarantors to take certain actions. The affirmative covenants impose obligations on GMCL and the Subsidiary Guarantors with respect to, among other things, financial and other reporting to EDC, reporting on and preservation of the collateral pledged in connection with the Canadian Loan Agreement, executive privileges and compensation, restrictions on expenses and compliance with applicable laws. In addition, GMCL has committed, among other things, to meet certain capital and research and development investment levels, and to produce a certain percentage (based on North American and/or total United States and Canada production levels) of vehicles and vehicle components in Canada until the later of the date that the amounts outstanding under the Canadian Loan Agreement are paid in full or December 31, 2016.

The negative covenants and various events of default in the Canadian Loan Agreement are similar to the negative covenants under the UST Credit Agreement and the VEBA Note Agreement, as applicable to GMCL and the Subsidiary Guarantors, and also require GMCL to maintain certain minimum levels of unrestricted cash and cash equivalents and address specific requirements with respect to pension and compensation matters.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes interest expense and interest paid on the Canadian Loan (dollars in millions):

Successor
July 10, 2009 Through September 30, 2009
Interest expense	$22
Interest paid	$22

German Revolving Bridge Facility

In May 2009 Old GM entered into a revolving bridge facility with the German government and certain German states (German Facility) with a total commitment of up to Euro 1.5 billion (equivalent to $2.1 billion when entered into) and maturing in November 2009. Amounts available under the German Facility accrue interest per annum at the aggregate of the following: (1) Euro Overnight Index Average; (2) 0.64%; and (3) the risk margin which ranges from 4.0% to 10.0% depending on if funds are drawn and if appropriate collateral has been pledged. In the event that the German government determines that the risk margin no longer adequately reflects its cost to maintain the loan it may increase the risk margin. At September 30, 2009 the German Facility accrued interest at a weighted average interest rate of 6.28%. Undrawn amounts were $872 million at September 30, 2009.

We are required to prepay the German Facility in an amount equal to the amount of net cash proceeds received from certain asset dispositions, casualty events, extraordinary receipts and the incurrence of certain debt. We may also voluntarily repay the German Facility in whole or in part at any time. Once repaid, amounts borrowed under the German Facility (less amounts prepaid from certain asset dispositions, casualty events, extraordinary receipts and the incurrence of certain debt) may be reborrowed within the availability period, which expires the earlier of November 2009 or termination.

The German Facility contains various representations and warranties Adam Opel and certain of its subsidiaries made on the effective date. The German Facility also contains various affirmative covenants requiring Adam Opel and certain of its subsidiaries to take certain actions and negative covenants restricting the ability of Adam Opel and certain of its subsidiaries to take certain actions. The affirmative covenants impose obligations on Adam Opel and certain of its subsidiaries with respect to, among other things, financial and other reporting to the German government, reporting on and preservation of the collateral pledged in connection with the German Facility and monthly reporting on the use of the funds the German Facility provided.

The negative covenants in the German Facility are similar to the negative covenants under the UST Credit Agreement and VEBA Note Agreement.

The German Facility contains various events of default and related cure periods that may accelerate the maturity of the facility. These events of default include, but are not limited to:

•	Failure to pay principal or interest on the facility;

•	Failure to pay other amounts due under the loan documents;

•	The representations and warranties provided as part of the German Facility being false or misleading in any material respect;

•	Failure to comply with the provisions of the German Facility;

•	Default under other indebtedness in excess of Euro 10 million in the aggregate;

•	Certain subsidiaries’ failure to pay on their guarantees;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Certain bankruptcy or litigation events;

•	A material change in the assets pledged as collateral;

•	A material change in supply or service contracts, which are necessary to carry on the business; and

•	Failure to perform the covenants in the facility documents.

The following table summarizes interest expense and interest paid on the German Facility, including amortization of related discounts (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Interest expense	$23	$2	$5
Interest paid	$12	$—	$—

United States Department of the Treasury Loan Facility

On December 31, 2008 Old GM entered into the UST Loan Agreement pursuant to which the UST agreed to provide Old GM with the UST Loan Facility and as a result received total proceeds of $19.4 billion ($15.4 billion in the period January 1, 2009 through July 9, 2009). In addition Old GM issued a promissory note to the UST in the amount of $749 million (UST Additional Note) for no additional consideration.

In connection with the Chapter 11 Proceedings, Old GM obtained additional funding of $33.3 billion from the UST and EDC under its DIP Facility.

In connection with the 363 Sale, amounts borrowed under the UST Loan Agreement and the DIP Facility, excluding the UST Loans of $7.1 billion that we assumed, were converted into our equity. The UST Additional Note was also converted into our equity.

The following table summarizes interest expense and interest paid on the UST Loan Facility and the DIP Facility, including amortization of related discounts (dollars in millions):

	Predecessor
	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Interest expense	$670	$4,006
Interest paid	$—	$144

Refer to Note 2 for additional information on the Chapter 11 Proceedings and the 363 Sale.

Export Development Canada Loan Facility

In April 2009 Old GM entered into a loan agreement with EDC pursuant to which Old GM received total proceeds of $2.4 billion in the period January 1, 2009 through July 9, 2009. In the period January 1, 2009 through July 9, 2009 Old GM also issued promissory notes to the EDC in the amount of $161 million for no additional consideration. In connection with the Chapter 11 Proceedings and the 363 Sale, amounts borrowed under these agreements were converted into our equity.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes interest expense and interest paid on amounts borrowed under these agreements, including amortization of related discounts (dollars in millions):

	Predecessor
	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Interest expense	$111	$173
Interest paid	$—	$6

Refer to Note 2 for additional information on the Chapter 11 Proceedings and the 363 Sale.

Technical Defaults and Potential Covenant Violations

Several of our loan facilities include clauses that may be breached by a change in control, a bankruptcy or failure to maintain certain financial metric limits. The Chapter 11 Proceedings and the change in control as a result of the 363 Sale triggered technical defaults in loans for which we have assumed the obligation. A potential breach in another loan was addressed before default with a waiver we obtained from the lender subject to renegotiation of the terms of the facility. We successfully concluded the renegotiation of these terms in September 2009.

One of our powertrain subsidiaries in Italy has debt obligations to banks of $73 million at September 30, 2009, which are subject to certain covenants. Due to the current, and potential continued, downturn in the automotive industry, it is possible that the subsidiary could, in the future, be in violation of certain of these covenants. If amendments, waivers or alternative forms of financing could not be secured at such time, the operations of the subsidiary could be negatively affected.

The total amount of the three loan facilities in technical default at September 30, 2009 was $221 million. In October 2009 we repaid one of the loans in the amount of $17 million as a remedy to the default. We continue to negotiate with the remaining lenders to obtain waivers or reach settlements to cure these defaults.

Covenants in our UST Credit Agreement, VEBA Note Agreement, Canadian Loan Agreement and other agreements require us to provide our consolidated financial statements by March 31, 2010. We received waivers of this requirement for the agreements with the UST, New VEBA and EDC. We also provided notice to and requested waivers related to three lease facilities. The filing of our Annual Report on Form 10-K (2009 10-K) and Quarterly Report on Form 10-Q for the period ended September 30, 2009 within the automatic 90 day cure period will satisfy the requirements under these lease facility agreements.

Secured Revolving Credit Facility, U.S. Term Loan and Secured Credit Facility

In connection with the preparation of Old GM’s consolidated financial statements for the year ended 2008, Old GM concluded there was substantial doubt about its ability to continue as a going concern and its independent auditors included a statement in their audit report related to the existence of substantial doubt about its ability to continue as a going concern. Because Old GM’s auditors included such a statement in their audit report, Old GM would have been in violation of the debt covenants for its $4.5 billion secured revolving credit facility, its $1.5 billion U.S. term loan and its $125 million secured credit facility and Old GM therefore secured amendments and waivers related to those obligations as subsequently discussed.

In February 2009 Old GM entered into an agreement to amend its $4.5 billion secured revolving credit facility. The amendment included a waiver of the going concern covenant in the year ended 2008, revised borrowing and default interest rates, and cross-default provisions to the UST Loan Facility. Old GM accounted for the amendment as a debt modification and therefore capitalized the additional fees paid to acquire the amendment. The additional fees were amortized through the date of extinguishment.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2009 Old GM entered into an agreement to amend its $1.5 billion U.S. term loan. The amendment included a waiver of the going concern covenant in the year ended 2008, revised borrowing and default rates, and cross-default provisions to the UST Loan Facility. Because the terms of the amended U.S. term loan were substantially different than the original terms, primarily due to the revised borrowing rate, Old GM accounted for the amendment as a debt extinguishment. As a result, Old GM recorded the amended U.S. term loan at fair value and recorded a gain on the extinguishment of the original loan facility of $906 million in the three months ended March 31, 2009.

In February 2009 Old GM entered into an agreement to amend its $125 million secured credit facility. The amendment included a waiver of the going concern covenant in the year ended 2008, revised borrowing and default rates, cross-default provisions to the UST Loan Facility, and an extension of the maturity date to November 2010. As a result of the terms of the amendment, Old GM accounted for the amendment as a troubled debt restructuring and therefore amortized the outstanding debt balance using the revised effective interest rate calculated in accordance with the new loan terms through the date of extinguishment.

In connection with the Chapter 11 Proceedings, Old GM’s $4.5 billion secured revolving credit facility, $1.5 billion U.S. term loan and $125 million secured credit facility were paid in full on June 30, 2009. Old GM recorded a loss of $958 million in Reorganization gains, net related to the extinguishments of the debt primarily due to the face value of the U.S. term loan exceeding the carrying amount.

Contingent Convertible Debt

Old GM adopted the provisions of ASC 470-20 in January 2009, with retrospective application to prior periods. Refer to Note 3 for additional information on the adoption of ASC 470-20. At July 9, 2009 Old GM’s contingent convertible debt outstanding was $7.4 billion, comprised of principal of $7.9 billion and unamortized discounts of $551 million. Upon adoption of ASC 470-20, the effective interest rate on Old GM’s outstanding contingent convertible debt ranged from 7.0% to 7.9%. In connection with the 363 Sale, MLC retained the contingent convertible debt.

The following table summarizes the components of Interest expense related to contingent convertible debt (dollars in millions):

	Predecessor
	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Interest accrued or paid (a)	$—	$176	$105	$319
Amortization of discounts	—	51	34	106

Interest expense	$—	$227	$139	$425

(a)	Contractual interest expense not accrued or recorded on pre-petition debt as a result of the Chapter 11 Proceedings totaled $10 million and $44 million in the periods July 1, 2009 through July 9, 2009 and January 1, 2009 through July 9, 2009.

Receivables Program

The Receivables Program was developed in March 2009 to provide liquidity and access to credit to automotive suppliers by guaranteeing or purchasing certain receivables we owe or Old GM owed. Amounts borrowed from the UST and used to pay suppliers are recorded in Short-term debt with a corresponding decrease in Accounts payable or Accrued expenses. We are and Old GM was responsible for paying interest on any loans the UST provided at an annual rate of LIBOR plus 3.5%, with a minimum of 5.5%, and for paying administrative fees of 25 basis points per annum of the average daily program balance to a third party administrator. A termination fee of 4.0% of the outstanding commitment is due to the UST upon expiration or termination of the Receivables Program. We will share any residual capital in the program equally with the UST. At September 30, 2009 our equity contributions were $55 million and the UST loaned $290 million to the Receivables Program.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes interest expense related to the Receivables Program, including amortization of related discounts (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Amortization of loan discount related to termination fee	$1	$3	$21
Interest expense	6	—	1

Total interest expense	$7	$3	$22

Other

Contractual interest expense not accrued or recorded on pre-petition debt was $46 million and $200 million in the periods July 1, 2009 through July 9, 2009 and January 1, 2009 through July 9, 2009 (includes contractual interest expense related to contingent convertible debt of $10 million and $44 million).

Note 11. Product Warranty Liability

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Beginning balance	$7,193	$8,491	$9,615
Warranties issued in period	545	1,069	4,277
Payments	(905)	(1,851)	(5,068)
Adjustments to pre-existing warranties	89	(153)	294
Effect of foreign currency translation	140	63	(627)
Liability adjustment, net due to the deconsolidation of Saab (a)	—	(77)	—

Ending balance	7,062	7,542	8,491
Effect of application of fresh-start reporting	—	(349)	—

Ending balance including effect of application of fresh-start reporting	$7,062	$7,193	$8,491

(a)	In August 2009 Saab met the criteria to be classified as held for sale and, as a result, Saab’s warranty liability was classified as held for sale at September 30, 2009.

In March 2009 the U.S. government announced that it would create a warranty program to pay for repairs covered by Old GM’s warranty on each new vehicle sold in the U.S. and Mexico during Old GM’s restructuring period. In May 2009 pursuant to the terms of the warranty program, Old GM and the UST contributed $410 million to fund the program. Old GM contributed $49 million to the warranty program. The UST contributed the remaining required cash as part of a $361 million loan. On July 10, 2009 in connection with the 363 Sale, we assumed the obligations of the warranty program and entered into the UST Credit Agreement assuming debt of $7.1 billion, which Old GM incurred under its DIP Facility. Immediately after entering into the UST Credit Agreement, we made a partial repayment of $361 million due to the termination of the U.S. government sponsored warranty program, reducing the UST Loans balance to $6.7 billion. The original estimate of the warranty period was March 30, 2009 through July 31, 2009, which was based on a requirement that the UST approve the termination of the warranty program prior to July 31, 2009. The UST allowed repayment of the full amount of the $361 million loan on July 10, 2009 effectively terminating the warranty program. Subsequently, the cash contribution of $49 million and interest earned to date were repaid to us from the warranty program.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Pensions and Other Postretirement Benefits

The following tables summarize the components of pension and other postemployment benefits (OPEB) (income) expense (dollars in millions):

	U.S. Plans Pension Benefits
	Successor	Predecessor
	July 10 Through September 30, 2009	July 1 Through July 9, 2009	January 1 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Components of (Income) expense
Service cost	$119	$10	$243	$122	$412
Interest cost	1,235	143	3,077	1,398	3,993
Expected return on plan assets	(1,437)	(169)	(3,810)	(2,006)	(6,120)
Amortization of prior service cost	—	18	429	207	615
Amortization of transition obligation	—	—	—	—	—
Recognized net actuarial loss	—	39	715	73	201
Curtailments, settlements and other	209	2	1,720	47	3,313

Net periodic pension (income) expense	$126	$43	$2,374	$(159)	$2,414

	Non-U.S. Plans Pension Benefits
	Successor	Predecessor
	July 10 Through September 30, 2009	July 1 Through July 9, 2009	January 1 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Components of (Income) expense
Service cost	$73	$4	$155	$113	$315
Interest cost	280	30	596	310	943
Expected return on plan assets	(203)	(22)	(364)	(234)	(730)
Amortization of prior service cost (credit)	—	(5)	(12)	29	388
Amortization of transition obligation	—	1	2	2	5
Recognized net actuarial loss	—	11	193	71	210
Curtailments, settlements and other	3	5	97	15	237

Net periodic pension expense	$153	$24	$667	$306	$1,368

	U.S. Plans Other Benefits
	Successor	Predecessor
	July 10 Through September 30, 2009	July 1 Through July 9, 2009	January 1 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Components of (Income) expense
Service cost	$28	$3	$69	$54	$199
Interest cost	412	74	1,615	845	2,678
Expected return on plan assets	(197)	(21)	(444)	(325)	(1,010)
Amortization of prior service credit	—	(59)	(1,051)	(494)	(1,424)
Amortization of transition obligation	—	—	—	—	—
Recognized net actuarial loss	—	3	32	116	490
Curtailments, settlements and other	10	2	21	(3,192)	(3,225)

Net periodic OPEB (income) expense	$253	$2	$242	$(2,996)	$(2,292)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Non-U.S. Plans Other Benefits
	Successor	Predecessor
	July 10 Through September 30, 2009	July 1 Through July 9, 2009	January 1 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Components of (Income) expense
Service cost	$7	$1	$12	$7	$26
Interest cost	43	4	102	57	175
Expected return on plan assets	—	—	—	—	—
Amortization of prior service credit	—	(4)	(63)	(27)	(77)
Amortization of transition obligation	—	—	—	—	—
Recognized net actuarial loss	—	2	23	35	92
Curtailments, settlements and other	—	—	(123)	—	—

Net periodic OPEB (income) expense	$50	$3	$(49)	$72	$216

U.S. Hourly Workforce Special Attrition Programs

In February 2009 Old GM announced the 2009 Special Attrition Program for eligible UAW represented U.S. hourly employees. The 2009 Special Attrition Program offered a cash incentive of $20,000 coupled with a car voucher of $25,000 for individuals who elected to retire or voluntarily terminate employment. In total, 7,000 employees accepted this program resulting in a severance charge of $296 million recorded in Cost of sales in the three months ended March 31, 2009. These employees represented 11.5% of Old GM’s active hourly employees that participated in the U.S. hourly defined benefit pension plan. Due to the high proportion of retirement eligible employees accepting the 2009 Special Attrition Program at that time, Old GM was not required to remeasure its U.S. hourly defined benefit pension plan in March 2009.

In June 2009 Old GM announced the terms and conditions of the Second 2009 Special Attrition Program with higher cash incentives aimed at increasing the participation in the program. In the three months ended June 30, 2009, 800 employees accepted the program. Employees who had previously participated in the 2009 Special Attrition Program received an additional payment equal to the net difference between the cash payments under the original program and the second program. As a result, in the three months ended June 30, 2009 Old GM recorded a severance charge of $45 million in addition to the $296 million originally recorded. The Second 2009 Special Attrition Program included terms that the employee must accept within 45 days of the implementation of the program which extended into July 2009. In June 2009 management estimated 6,300 employees would participate in the program. Old GM recorded a severance charge of $484 million in Cost of sales in the three months ended June 30, 2009, which included the estimated cost of enhanced retirement incentives of $83 million. Since the 2009 Special Attrition Program and the Second 2009 Special Attrition Program were determined to be one event for accounting purposes, Old GM remeasured the U.S. hourly defined benefit pension plan at June 30, 2009 based on the irrevocable acceptances through that date, as together these attrition programs yielded a significant reduction in the future years of service. As part of this remeasurement, Old GM utilized a discount rate of 6.25% as compared to the discount rate of 6.15% that was utilized in December 2008. This remeasurement resulted in a curtailment charge of $1.4 billion and special termination benefits of $10 million in the three months ended June 30, 2009. Special termination benefits related to OPEB were not significant.

In the period July 1, 2009 through July 9, 2009 180 employees accepted the Second 2009 Special Attrition Program and Old GM recorded special termination benefits that were not significant.

In the period July 10, 2009 through September 30, 2009 5,000 employees accepted the Second 2009 Special Attrition Program. As a result, we recorded pension special termination benefits of $58 million for 1,000 of those employees, based upon their elections. Plan remeasurement was not required because the July 10, 2009 plan assumptions included special attrition programs.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2008 Old GM signed agreements with the UAW and the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers — Communication Workers of America (IUE-CWA) regarding special attrition programs which were intended to reduce the number of hourly employees. The 2008 UAW Special Attrition Program offered to 74,000 UAW-represented employees was comprised of wage and benefit packages for normal and voluntary retirements, buyouts or pre-retirement leaves for employees with 26 to 29 years of service. In addition to their vested pension benefits, those employees that were retirement eligible received a lump sum payment that was funded from Old GM’s U.S. hourly defined benefit pension plan. For those employees not retirement eligible buyout options were offered. The terms offered to the 2,300 IUE-CWA represented employees pursuant to the 2008 IUE-CWA Special Attrition Program were similar to those offered through the 2008 UAW Special Attrition Program. As a result of the 2008 UAW Special Attrition Program and 2008 IUE-CWA Special Attrition Program, Old GM recorded a curtailment loss on the U.S. hourly defined benefit pension plan of $2.4 billion, remeasured in May 2008, due to the significant reduction in the expected aggregate years of future service as a result of the employees accepting the voluntary program. In the nine months ended September 30, 2008 Old GM recorded expenses of $800 million, primarily for the 2008 UAW Special Attrition Program and the 2008 IUE-CWA Special Attrition Program. The combined curtailment loss and other special termination benefit charges of $3.2 billion were recorded in Cost of sales in the nine months ended September 30, 2008.

In addition to the expenses previously discussed, the remeasurement of the U.S. hourly defined benefit pension plan in May 2008 generated an increase in net periodic pension income that was not significant in the nine months ended September 30, 2008, as compared to the amount determined in connection with the December 2007 remeasurement. The U.S. hourly defined benefit pension plan remeasurement resulted in an increase to the projected benefit obligation (PBO) of $842 million at May 31, 2008, which includes the effect of other previously announced facility idlings in the U.S. as well as changes in certain actuarial assumptions. The discount rate used to determine the PBO in May 2008 was 6.45%. This represents a 15 basis point increase from the 6.30% used in December 2007. The effect of this change is reflected in Net periodic pension (income) expense.

In anticipation of the possibility of a curtailment as a result of the 2008 UAW Special Attrition Program, Old GM remeasured the UAW hourly retiree medical plan in May 2008. Subsequent to the remeasurement Old GM determined that a curtailment did not occur, however, Old GM recorded the effects of the May 2008 remeasurement of the UAW hourly retiree medical plan. This remeasurement resulted in an adjustment to the accumulated postretirement benefit obligation (APBO) and Net periodic OPEB (income) expense that was not significant. As a result of the 2008 UAW Special Attrition Program and the 2008 IUE-CWA Special Attrition Program a number of smaller OPEB plans were curtailed. The remeasurements of these plans in the nine months ended September 30, 2008 resulted in a $104 million curtailment gain. In addition, Old GM recorded special termination benefits and other costs of $68 million in the nine months ended September 30, 2008 related to OPEB plans.

Global Salaried Workforce Reductions

In February and June 2009 Old GM announced its intention to reduce global salaried headcount. Old GM remeasured the U.S. salaried defined benefit pension plan in June 2009 based upon an estimated significant reduction in the expected future years of service. As part of this remeasurement, Old GM utilized a discount rate of 6.50% which was unchanged from the discount rate that was utilized in December 2008. This remeasurement resulted in a curtailment charge of $327 million in the three months ended June 30, 2009.

The costs associated with the total targeted headcount reductions expected to terminate under the programs was determined to be probable and estimable and $158 million was included in the June 2009 severance accrual. Refer to Note 17 for additional information on the involuntary severance program.

In the period July 10, 2009 through September 30, 2009 1,200 salaried employees irrevocably accepted the 2009 Salaried Window Program option. We reduced the severance accrual that had previously been recorded in the three months ended June 30, 2009 by $64 million and recorded pension special termination benefits of $151 million.

In September 2008 Old GM extended voluntary early retirement offers under its 2008 Salaried Window Program to certain of its U.S. salaried employees as part of its July 2008 plan to reduce salary related costs. Employees accepting the 2008 Salaried Window

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Program were originally required to do so in October 2008, however, the acceptance period was subsequently extended into November 2008, with the majority of retirements taking place on November 1, 2008 and December 1, 2008. At September 30, 2008 600 employees irrevocably accepted the 2008 Salaried Window Program, and Old GM recorded special termination benefit charges of $47 million in Cost of sales in the three and nine months ended September 30, 2008.

U.S. Salaried Benefits Changes

In February 2009 Old GM reduced salaried retiree life insurance benefits for U.S. salaried employees. As a result of this plan amendment and the expectation that the corresponding reduction to operating expense would be significant, Old GM remeasured its U.S. salaried retiree life insurance plan in February 2009. As part of this remeasurement, Old GM utilized a discount rate of 7.15% as compared to the discount rate of 7.25% that was utilized in December 2008. The remeasurement reduced the plan’s APBO by $420 million.

In June 2009 Old GM approved and communicated plan amendments associated with the U.S. salaried retiree health care program. Effective January 1, 2010 certain coverages will be reduced, and certain cost sharing provisions will increase. As a result of this plan amendment and the expectation that the corresponding reduction to operating expense would be significant, Old GM remeasured the U.S. salaried retiree health care program in June 2009. Old GM utilized a discount rate of 6.80% which was unchanged from the discount rate that was utilized in December 2008. This remeasurement resulted in a reduction of the plan’s APBO of $265 million, of which $217 million resulted from the plan amendment, which was recorded in the three months ended June 30, 2009.

In July 2008 Old GM amended its U.S. salaried retiree medical and U.S. defined benefit pension plans, effective January 1, 2009, to eliminate healthcare coverage for U.S. salaried retirees over age 65. Upon reaching age 65, affected retirees and surviving spouses were to receive a pension increase of $300 per month to partially offset the cost of Medicare and supplemental healthcare coverage. As a result of these plan changes, Old GM remeasured its U.S. salaried retiree medical and U.S. salaried defined benefit pension plans in July 2008. For participants who were age 65 or over on January 1, 2009, the elimination of medical benefits, after considering the cost of the increased pension benefits provided, resulted in a settlement loss of $1.7 billion, which was substantially comprised of the recognition of actuarial losses of $1.8 billion. The $1.7 billion settlement loss was recorded in Cost of sales in the three and nine months ended September 30, 2008. For participants who were under the age of 65, the future elimination of healthcare benefits upon their turning age 65 and the increased pension benefits provided, resulted in a negative plan amendment to the U.S. salaried retiree medical plan and a positive plan amendment to the U.S. salaried defined benefit pension plan. The U.S. salaried retiree medical plan APBO was reduced by a net $4.0 billion at July 1, 2008 which included a $2.8 billion reduction attributable to the settlement and a $900 million reduction due to the negative plan amendment. The negative plan amendment for the U.S. salaried retiree medical plan and the positive plan amendment for the U.S. salaried defined benefit pension plan were to be amortized over seven years, which represents the average remaining years to full eligibility for U.S. salaried retiree medical plan participants. The U.S. salaried retiree medical plan was remeasured using a discount rate of 6.75% as compared to a discount rate of 6.40% that was utilized in December 2007. The PBO increased by a net $3.2 billion at the July 2008 remeasurement date, which included a $2.6 billion increase attributable to the settlement and a $956 million increase due to the positive plan amendment. The pension plan was remeasured using a discount rate of 6.60% as compared to a discount rate of 6.45% that was utilized in December 2007.

2009 Revised UAW Settlement Agreement

In May 2009 Old GM and the UAW agreed to the 2009 Revised UAW Settlement Agreement, subject to the successful completion of the 363 Sale, that was related to the 2008 UAW Settlement Agreement that permanently shifted responsibility for providing retiree health care from Old GM to a new retiree plan (New Plan) funded by the New VEBA. We and the UAW executed the 2009 Revised Settlement Agreement on July 10, 2009 in connection with the 363 Sale. Details of the most significant changes to the agreement are:

•	The Implementation Date changed from January 1, 2010 to the later of December 31, 2009 or the Emergence Date (July 10, 2009);

•	The timing of payments to the New VEBA changed as subsequently discussed;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The form of consideration changed as subsequently discussed;

•	The contribution of employer securities changed such that they are contributed directly to the New VEBA in connection with the 363 Sale on July 10, 2009;

•	Certain coverages will be eliminated and certain cost sharing provisions will increase; and

•	The flat monthly special lifetime pension benefit that was scheduled to commence on January 1, 2010 was eliminated.

There has been no change to the timing of our existing internal VEBA asset transfer to the New VEBA in that the internal VEBA asset transfer occurs within 10 business days after December 31, 2009 under both the previous and the 2009 Revised UAW Settlement Agreements.

The new payment terms to the New VEBA under the 2009 Revised UAW Settlement Agreement are:

•

VEBA Notes of $2.5 billion plus accrued interest, at an implied interest rate of 9.0% per annum, are scheduled to be repaid in three equal installments of $1.4 billion in July of 2013, 2015 and 2017 (At September 30, 2009 this note is not considered outstanding for accounting purposes as it does not qualify as a plan asset);

•

260 million shares of our Series A Preferred Stock that accrues cumulative dividends at 9.0% per annum (At September 30, 2009 this preferred stock is not considered outstanding for accounting purposes as it does not qualify as a plan asset);

•	88 million shares (17.5%) of our common stock (At September 30, 2009 these shares are not considered outstanding for accounting purposes as they do not qualify as a plan asset);

•

A warrant to acquire 15 million shares (2.5%) of our common stock at $126.92 per share at any time prior to December 31, 2015 (At September 30, 2009 this warrant is not considered outstanding for accounting purposes as it does not qualify as a plan asset);

•	Two years funding of claims costs for individuals that elected the Second 2009 Special Attrition Program; and

•	The existing internal VEBA assets.

Under the terms of the 2009 Revised UAW Settlement Agreement, we are released from UAW retiree health care claims incurred after December 31, 2009. All obligations of ours, the New Plan and any other entity or benefit plan of ours for retiree medical benefits for the class and the covered group arising from any agreement between us and the UAW are terminated at December 31, 2009. Our obligations to the New Plan and the New VEBA are limited to the 2009 Revised UAW Settlement Agreement which is irrevocable and eliminates significant risk to us effective December 31, 2009. See the subsequent description concerning the monthly special lifetime pension pass-through benefit of $66.70 that was to be paid from the U.S. hourly defined benefit pension plan, which was subsequently eliminated.

From July 10, 2009 to December 31, 2009 we record net periodic postretirement healthcare cost, including service cost for UAW hourly retiree medical plan participants working toward eligibility. After December 31, 2009 no service cost will be recorded for active UAW participants who continue to work toward eligibility in the New Plan.

At December 31, 2009 we will account for the termination of our UAW hourly retiree medical plan and Mitigation Plan under which we agreed that an independent VEBA would be formed to pay certain healthcare costs of UAW hourly retirees and their beneficiaries as a settlement. The settlement gain or loss to be recorded on December 31, 2009 will include: (1) the change in the fair value of the consideration to be provided to the New VEBA between the closing date of the 363 Sale of July 10, 2009 and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, and the carrying amount of the UAW hourly retiree medical plan and Mitigation Plan obligations; and (2) actuarial gains or losses in the period July 10, 2009 through December 31, 2009. Upon the settlement of the UAW hourly retiree medical plan at December 31, 2009 the consideration contributed including the VEBA Notes, preferred stock, common stock, and warrants will be classified as outstanding debt and equity instruments.

Prior to December 31, 2009 the 260 million shares of Series A Preferred Stock issued to the New VEBA were not considered outstanding for accounting purposes due to the terms of the 2009 Revised UAW Settlement Agreement. As a result, $105 million of the $146 million of dividends paid on September 15, 2009 were recorded as a reduction of Postretirement benefits other than pensions.

2008 UAW Settlement Agreement

As a result of the 2008 UAW Settlement Agreement becoming effective in September 2008, Old GM remeasured the obligations and plan assets of its UAW hourly retiree medical plan and Mitigation Plan using updated assumptions in September 2008. The remeasured APBO included: (1) the expected benefit payments from September 2008 to December 2009, discounted at a rate of 5.1%; (2) the expected payments to the New VEBA on or after December 31, 2009, as agreed to in the 2008 UAW Settlement Agreement, discounted at the contractual discount rate of 9.0%; and (3) a $450 million payment to the New VEBA which was contingent upon substantial consummation of a plan of reorganization (POR) by Delphi Corporation (Delphi). The discount rate of 5.1% was determined based on the yield of an optimized hypothetical portfolio of high-quality bonds rated AA or higher by a recognized rating agency with maturities through December 2009 sufficient to fully defease the obligation for expected benefit payments before December 31, 2009. The expected payments to the New VEBA after December 31, 2009 assumed that Old GM would: (1) be required to make all twenty annual shortfall payments of $165 million to the New VEBA; (2) not elect to prepay any contributions to the New VEBA; and (3) contribute the $450 million payment to the New VEBA which was contingent upon Delphi’s POR. The remeasurement of the UAW hourly retiree medical plan resulted in a reduction of the APBO of $13.1 billion from the May 2008 plan remeasurement, substantially all of which was recorded as an actuarial gain in Other comprehensive loss. The decrease in APBO includes reduced retiree healthcare benefits of $1.7 billion that were offset by a flat monthly special lifetime benefit of $66.70 commencing January 1, 2010 to be paid to plan participants out of the U.S. hourly defined benefit pension plan. This has been recorded as an actuarial gain in Other comprehensive loss. Old GM recorded a $622 million benefit in the three and nine months ended September 30, 2008 pursuant to the 2008 UAW Settlement Agreement for the reduction of its post-Implementation Date liability related to our assumption of the Delphi healthcare obligation for certain active and retired Delphi-UAW employees. The remeasurement of the Mitigation Plan resulted in a $200 million reduction of that plan’s APBO, which Old GM recorded as an actuarial gain in Other comprehensive loss.

As part of the September 2008 plan remeasurements, Old GM recorded a net curtailment gain of $4.9 billion in the three and nine months ended September 30, 2008 included in Cost of sales, representing the accelerated recognition of the portion of net prior service credits which had previously been scheduled for amortization after December 31, 2009. The net curtailment gain was comprised of a curtailment gain of $6.3 billion related to the UAW hourly retiree medical plan partially offset by a $1.4 billion curtailment loss related to the Mitigation Plan.

The U.S. hourly defined benefit pension plan was amended as part of the 2008 UAW Settlement Agreement to reflect a flat monthly special lifetime benefit of $66.70 commencing January 1, 2010 to be paid to plan participants to help offset the retiree’s increased costs of monthly contributions required under the terms of the New VEBA (Pension Pass Through). Old GM remeasured its U.S. hourly defined benefit pension plan in September 2008 to reflect this change in benefits using a discount rate of 6.70% as compared to a discount rate of 6.45% that was utilized in the May 2008 plan remeasurement. The September 2008 remeasurement resulted in an increase to the PBO of $563 million. The cost of the flat monthly benefit was $2.7 billion at September 1, 2008 and the monthly contributions required under the terms of the New VEBA resulted in an actuarial gain of $1.7 billion for the UAW hourly retiree medical plan. Both of these amounts were recorded in Accumulated other comprehensive loss and will be a component of the settlement recorded on December 31, 2009. In connection with the 363 Sale, the additional pension flat monthly lifetime benefit was eliminated and was recorded as a component of the Reorganization gain, net in connection with fresh-start reporting.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IUE-CWA and USW Settlement Agreement

In September 2009 we entered into a settlement agreement with MLC, the IUE-CWA, and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW). Under the settlement agreement, the IUE-CWA and the USW have agreed to withdraw and release all claims against us and MLC relating to retiree health care benefits and basic life insurance benefits. In exchange, IUE-CWA, USW and any additional union that agrees to the terms of the settlement agreement will be granted an allowed pre-petition unsecured claim in MLC’s Chapter 11 proceedings, in the amount of $1.0 billion with respect to retiree health and life insurance benefits for the over age 65 retirees, over age 65 surviving spouses and under age 65 medicare eligible retirees or surviving spouses disqualified for retiree health care benefits from us under the settlement agreement. For participants remaining eligible for health care, certain coverages were eliminated and cost sharing will increase.

We and MLC have jointly agreed to continue providing retiree health care for eligible IUE-CWA and USW retirees in accordance with the terms of our health care program for hourly employees through December 2009. Pursuant to the settlement agreement, we have agreed to assume from MLC the IUE-CWA agreement known as the Moraine Closure Agreement, subject to certain modifications. We have agreed to provide certain retirement health care and life insurance benefits, as well as certain pension benefits, to certain retirees and surviving spouses represented by the IUE-CWA, USW and any additional listed union that agrees to the terms of the settlement agreement.

As part of the settlement agreement with the IUE-CWA and USW previously discussed, we will provide basic life insurance in retirement to eligible IUE-CWA and USW retirees in the maximum fixed amount of $10,000.

The settlement agreement is expressly conditioned upon, and does not become effective until approved by the Bankruptcy Court in MLC’s Chapter 11 proceedings and such condition had not been achieved at September 30, 2009. The effects of the IUE-CWA and USW settlement agreement previously discussed were not remeasured at September 30, 2009. Although the settlement agreement that provides IUE-CWA and USW retirees with retiree health care, life insurance and other applicable benefits has not yet been approved by the Bankruptcy Court, we believe that a liability to certain IUE-CWA and USW retirees existed at July 10, 2009. We recorded a liability associated with the IUE-CWA and USW retiree health care benefits, life benefits and other affected benefits plans at July 10, 2009 and September 30, 2009. Refer to Note 23 for additional information on the subsequent approval of this settlement agreement.

Delphi Corporation

As discussed further in Note 14, in July 2009 we entered into the Delphi Master Disposition Agreement (DMDA) with Delphi and other parties. Under the DMDA, we agreed to acquire Delphi’s global steering business (Nexteer) and four domestic facilities. As a result of the DMDA, active Delphi plan participants at the sites covered by the DMDA are now covered under our comparable counterpart plans as new employees with vesting rights. As part of the DMDA, we also assumed liabilities associated with certain international benefit plans.

Old GM and Delphi reached agreements in September 2008 with each of Delphi’s unions regarding the plan to freeze the benefits related to the Delphi hourly-rate employee pension plan (Delphi HRP); the cessation by Delphi of OPEB for Delphi hourly union-represented employees and retirees; and transfers of certain assets and obligations from the Delphi HRP to Old GM’s U.S. hourly defined benefit pension plan. As a result of assuming Delphi OPEB obligations, Old GM transferred liabilities of $2.8 billion from its Delphi related accrual into its U.S. OPEB obligation. Old GM remeasured certain of its OPEB plans at September 30, 2008 to include Delphi hourly employees, the effects of other announced facility idlings in the U.S., as well as changes in certain actuarial assumptions that increased the APBO by $1.2 billion. These plans were remeasured at September 30, 2008 using a weighted average discount rate of 6.85% as compared to a discount rate of 6.40% that was utilized in December 2007.

Subsequent to remeasuring the U.S. hourly defined benefit pension plan as previously discussed, the transfer of certain assets and obligations from the Delphi HRP to Old GM’s U.S. hourly defined benefit pension plan resulted in a decrease in Old GM’s Delphi related accrual and an offsetting increase in the PBO of $2.8 billion, which includes $100 million for its obligation to provide up to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seven years of credited service to certain Delphi employees. Old GM remeasured its U.S. hourly defined benefit pension plan at September 30, 2008 to include assets and liabilities of certain employees transferred in accordance with the 2008 UAW Settlement Agreement, its obligation under the Delphi Benefit Guarantee Agreements (as subsequently defined) to provide up to seven years of credited service to covered employees, and the effects of other announced facility idlings in the U.S., as well as changes in certain actuarial assumptions including a discount rate of 7.10% as compared to a discount rate of 6.70% that was utilized at September 1, 2008. The remeasurement including the transfer of certain obligations resulted in a net increase in the PBO of $1.1 billion from September 1, 2008. Old GM also experienced actual plan asset losses of $3.9 billion at the September 30, 2008 remeasurement date since the previous measurement date of September 1, 2008.

Delphi Benefit Guarantee Agreements

In July 2009 Delphi announced that it had entered into an agreement with the Pension Benefit Guaranty Corporation (PBGC) regarding the settlement of PBGC’s claims from the termination of the Delphi pension plans. As part of that agreement, we maintained the obligation to provide the difference between pension benefits paid by the PBGC according to regulation and those originally guaranteed by Old GM under the Delphi Benefit Guarantee Agreements. We had a legal obligation to provide this benefit to eligible UAW plan participants at July 10, 2009. The U.S. hourly defined benefit pension plan was remeasured in August 2009 increasing the PBO by $2.5 billion, consisting of $843 million for the guarantee agreement obligation and $1.7 billion for the effect of the discount rate decrease and interest accretion.

We have not agreed to provide this benefit to Delphi IUE-CWA and USW retirees until the IUE-CWA and USW Settlement Agreement is approved by the Bankruptcy Court in MLC’s Chapter 11 proceedings. This approval has not occurred at September 30, 2009, however, we believe that the IUE-CWA and USW Settlement Agreement will be approved and that a liability exists for this benefit and we recorded a contingent liability of $221 million. Refer to Notes 14 and 23 for additional information on the IUE-CWA and USW Settlement Agreement.

2009 CAW Agreement

In March 2009 Old GM announced that the members of the CAW had ratified the 2009 CAW Agreement intended to reduce manufacturing costs in Canada by closing the competitive gap with transplant automakers in the United States on active employee labor costs and reducing legacy costs through introducing co-payments for healthcare benefits, increasing employee healthcare cost sharing, freezing pension benefits, and eliminating cost of living adjustments to pensions for retired hourly workers. The 2009 CAW Agreement was conditioned on Old GM receiving longer term financial support from the Canadian and Ontario governments.

GMCL subsequently entered into additional negotiations with the CAW which resulted in a further addendum to the 2008 collective agreement which was ratified by the CAW members in May 2009. In June 2009 the governments of Ontario and Canada agreed to the terms of a loan agreement, approved the GMCL viability plan and provided funding to GMCL. The governmental approvals and funding were conditions precedent to the implementation of the addendum to the 2009 CAW Agreement, and accounting recognition for the addendum was not taken prior to the achievement of these conditions. As a result of the significant contractual changes, the Canadian hourly defined benefit pension plan, the CAW hourly retiree healthcare plan and the CAW retiree life plan were remeasured.

The Canadian hourly defined benefit pension plan was remeasured in June 2009 with a net increase in the PBO of $340 million resulting primarily from a decrease in the discount rate from 6.75% in December 2008 to 5.65% in June 2009 offset by a reduction to the PBO of $630 million resulting from plan amendments.

The CAW hourly retiree healthcare plan and the CAW retiree life plan were remeasured in June 2009. As part of this remeasurement, Old GM utilized a discount rate of 5.80% as compared to the discount rate of 7.00% that was utilized in December 2008 for both the CAW hourly retiree healthcare plan and the CAW retiree life plan. The remeasurement of the CAW hourly retiree healthcare plan and CAW retiree life plan resulted in a net decrease in the APBO of $143 million primarily from a decrease in the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

APBO of $520 million from plan amendments offset by the effect of the reduction in the discount rate. A curtailment gain of $93 million associated with the CAW hourly retiree healthcare plan was also recorded in the three months ended June 30, 2009 as a result of the termination of the employees from the former Oshawa Truck Facility (Oshawa).

In June 2009 GMCL and the CAW agreed to the terms of an independent Health Care Trust (HCT) to provide retiree health care benefits to certain active and retired employees represented by the CAW. The implementation date of the HCT will be when certain preconditions are achieved, including certain changes to the Canadian Income Tax Act. Under the terms of the HCT agreement, GMCL is obligated to make a payment of CAD $1.0 billion on the implementation date which it will fund out of its CAD $1.0 billion escrow funds. GMCL will provide a CAD $800 million note payable to the HCT on the implementation date which will accrue interest at an annual rate of 7.0% with five equal annual installment payments due December of 2014 through 2018. Concurrent with the implementation of the HCT, GMCL will be legally released from all obligations associated with the cost of providing retiree health care benefits to current employees and retired plan participants. As a result of the conditions precedent to this agreement not having yet been achieved, there was no accounting recognition for the HCT at September 30, 2009.

In the three months ended June 30, 2008 Old GM entered into the 2008 CAW Agreement which resulted in increased pension benefits. Subsequent to reaching an agreement with the CAW, Old GM announced its plan to cease production at Oshawa due to a decrease in consumer demand for fullsize trucks which triggered a curtailment of the Canadian hourly defined benefit and salaried defined benefit pension plans. As a result of this plan amendment and the expectation that the corresponding reduction to operating expense would be significant, Old GM remeasured those Canadian pension plans in May 2008 using a discount rate of 6.0% as compared to a discount rate of 5.75% that was utilized in December 2007. Included in the remeasurement were the effects of other previously announced facility idlings as well as changes in certain other actuarial assumptions. In the nine months ended September 30, 2008 the remeasurements resulted in a curtailment loss of $177 million related to the Canadian pension plans and, before foreign exchange effects, an increase to the PBO of $262 million. Old GM recorded contractual termination benefits of $37 million in the nine months ended September 30, 2008 in Cost of sales.

Prior to the 2008 CAW Agreement, Old GM amortized prior service cost related to its Canadian hourly defined benefit pension plan over the remaining service period for active employees at the time of the amendment, previously estimated to be 10 years. In conjunction with entering into the 2008 CAW Agreement, Old GM evaluated the 2008 CAW Agreement and the relationship with the CAW and determined that the contractual life of the labor agreements is a more appropriate reflection of the period of future economic benefit received from pension plan amendments negotiated as part of the collectively bargained agreement. Old GM was amortizing these amounts over three years. Old GM recorded additional net periodic pension expense of $334 million in the nine months ended September 30, 2008 related to the accelerated recognition of previously unamortized prior service costs related to pension increases in Canada from prior collectively bargained agreements. This additional expense was primarily related to a change in the amortization period of existing prior service costs at the time of the 2008 CAW Agreement. The combined pension related charges of $548 million were recorded in Cost of sales in the nine months ended September 30, 2008.

Defined Benefit Pension Plan Contributions

Under the terms of the pension agreement with the Government of Ontario and the Superintendent of Financial Services, GMCL was required to make contributions of CAD $3.3 billion to the Canadian hourly defined benefit pension plan and CAD $0.7 billion to the Canadian salaried defined benefit pension plan, effective in September 2009. Such contributions were made as scheduled. GMCL is required to make an additional five annual contributions of CAD $200 million, payable in monthly installments, beginning in September 2009. The payments will be allocated between the Canadian hourly defined benefit pension plan and the Canadian salaried defined benefit pension plan as specified in the loan agreement.

There is no expected required funding for our U.S. hourly and salaried pension plans during 2010 through 2012. The next pension funding valuation date based on the requirements of the Pension Protection Act (PPA) of 2006 would be October 1, 2010. At that time, based on the PPA, we have the option to select a discount rate for the valuation based on either the Full Yield Curve method or the 3-Segment method, both of which are considered to be acceptable methods. A hypothetical funding valuation at December 31,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 using the Full Yield Curve discount rate at that time and for all future funding valuations projects contributions of $2.5 billion, $4.6 billion and $4.8 billion in 2013, 2014 and 2015 and additional contributions may be required thereafter. Alternatively, if the 3-Segment discount rate were used for the hypothetical valuation, no pension funding contributions until a contribution of $3.3 billion in 2015 are required, and additional contributions may be required thereafter. In both cases, we have assumed that the pension plans earn the expected return of 8.5% in the future. In addition to the discount rate and rate of return on assets, the pension contributions could be affected by various other factors including the effect of any legislative changes. We are currently considering making a discretionary contribution to the U.S. hourly defined benefit pension plan. This discretionary contribution is being considered to mitigate the effect of the increase to the PBO of the U.S. hourly defined benefit pension plan resulting from the Delphi Benefit Guarantee Agreements being triggered as well as to possibly reduce the projected future cash funding requirements.

Other U.S. Benefit Plan Changes Contingent Upon the 363 Sale

In June 2009 Old GM communicated changes in benefits for active and retired salaried employees. The changes included a reduction in salaried retiree life insurance to a $10,000 flat benefit. Old GM communicated certain reductions in the supplemental executive retirement benefit plan. These changes were contingent on the successful completion of the 363 Sale.

Note 13. Derivative Financial Instruments and Risk Management

Risk Management

Foreign currency exchange risk, interest rate risk and commodity price risk are managed by using derivative instruments, typically including forward contracts, swaps and options, in accordance with our current and Old GM’s previous risk management policies. The objective of these risk management policies is to offset the gains and losses on the underlying exposures resulting from these risks with the related gains and losses on the derivatives used to hedge them. These risk management policies limit the use of derivative instruments to managing these risks and do not allow the use of derivative instruments for speculative purposes.

A risk management control system is used to assist in monitoring the hedging program, derivative positions and hedging strategies. Hedging documentation includes hedging objectives, practices and procedures, and the related accounting treatment. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time they are designated as well as throughout the hedging period.

Counterparty Credit Risk

Derivative financial instruments contain an element of credit risk attributable to the counterparties’ ability to meet the terms of the agreements. The maximum amount of loss due to credit risk that we would incur if the counterparties to the derivative instruments failed completely to perform according to the terms of the contract was $224 million at September 30, 2009. Agreements are entered into with counterparties that allow the set-off of certain exposures in order to manage the risk. The total net derivative asset position for all counterparties with which we were in a net asset position at September 30, 2009 was $150 million.

Counterparty credit risk is managed and monitored by our Risk Management Committee, which establishes exposure limits by counterparty. At September 30, 2009 substantially all counterparty exposures were with counterparties that were rated A or higher.

Credit Risk Related Contingent Features

Agreements with counterparties to derivative instruments do not contain covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that certain standards are violated or when a derivative instrument is in a liability position. No collateral was posted related to derivative instruments at September 30, 2009. We are currently in negotiations with counterparties to amend or enter into new derivative agreements that will likely require us to provide cash collateral for any net liability positions that we would have with these counterparties.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives and Hedge Accounting

Derivative instruments are recorded as either assets or liabilities at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated as and qualifies as part of a hedging relationship and on the type of hedging relationship. Hedging instruments are designated as either a fair value hedge or a cash flow hedge based upon the nature of the exposure being hedged. Foreign currency denominated debt is designated as the hedging instrument in hedges of net investments in foreign operations. Nondesignated derivative contracts, commonly referred to as economic hedges, may also be used to manage certain risks.

Our derivative instruments consist of nondesignated derivative contracts or economic hedges. At September 30, 2009 no outstanding derivative contracts were designated in hedging relationships. In the period July 10, 2009 through September 30, 2009 we accounted for changes in the fair value of all outstanding contracts by recording the gains and losses in earnings.

Old GM entered into certain derivative instruments which were originally designated in hedging relationships. As part of Old GM’s quarterly tests for hedge effectiveness in the three months ended December 31, 2008, Old GM was unable to conclude that these hedging relationships continued to be highly effective in achieving offsetting cash flows with the underlying forecasted transactions and hedged items. Therefore, effective October 1, 2008 Old GM discontinued hedge accounting on all previously designated derivative contracts. While Old GM’s derivative contracts were no longer afforded hedge accounting treatment, Old GM continued to use them to manage its risk exposures.

Subsequent to September 30, 2008 Old GM accounted for the changes in the fair value of all outstanding derivative contracts as nondesignated hedges by recording the gains and losses in earnings. Certain releases of deferred gains and losses arising from previously designated cash flow and fair value hedges were also recorded in earnings. At December 31, 2008 Old GM had no outstanding derivative contracts that were designated in hedging relationships.

Cash Flow Hedges

We are and Old GM was exposed to certain foreign currency exchange risks associated with buying and selling automotive parts and vehicles and foreign currency exposure to long-term debt. We partially manage these risks through the use of derivative instruments that we acquired from Old GM. At September 30, 2009 we did not have any financial instruments designated as cash flow hedges for accounting purposes.

Due to Old GM’s credit standing and the Chapter 11 Proceedings, our ability to manage risks using derivative financial instruments is severely limited as most derivative counterparties are unwilling to enter into transactions with us. Subsequent to the 363 Sale, we remain unable to enter into forward contracts pending the completion of negotiations for new agreements and credit terms with potential derivative counterparties. In December 2009 we began purchasing commodity and foreign currency exchange options. These nondesignated derivatives have original expiration terms of up to 13 months.

Old GM previously designated certain financial instruments as cash flow hedges to manage its exposure to foreign currency exchange risks. For foreign currency transactions, Old GM typically hedged forecasted exposures for up to three years in the future. For foreign currency exposure on long-term debt, Old GM typically hedged exposures for the life of the debt.

For derivatives that were previously designated as qualifying cash flow hedges, the effective portion of the unrealized and realized gains and losses resulting from changes in fair value were recorded as a component of Accumulated other comprehensive income (loss). Subsequently, those cumulative gains and losses were reclassified to earnings contemporaneously with and to the same line item as the earnings effects of the hedged item. However, if it became probable that the forecasted transaction would not occur, the cumulative change in the fair value of the derivative recorded in Accumulated other comprehensive income (loss) was reclassified into earnings immediately.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes total activity in Accumulated other comprehensive income (loss) associated with cash flow hedges, primarily related to the reclassification of previously deferred cash flow hedge gains and losses from Accumulated other comprehensive income (loss) into earnings (dollars in millions):

		Predecessor
		Gain (Loss) Reclassified
Derivatives in Original Cash Flow Hedging Relationship	Location of Gain (Loss) Reclassified into Earnings (loss)	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Foreign currency exchange contracts	Sales	$(25)	$(351)
Foreign currency exchange contracts	Cost of sales	(1)	19
Foreign currency exchange contracts	Reorganization gains, net	—	247

Total activity in accumulated other comprehensive income (loss)		$(26)	$(85)

In connection with the Chapter 11 Proceedings, at June 1, 2009 Accumulated other comprehensive income (loss) balances of $247 million associated with previously designated financial instruments were reclassified into Reorganization gains, net because the underlying forecasted debt and interest payments were probable not to occur.

In connection with our application of fresh-start reporting, the remaining previously deferred cash flow hedge gains and losses in Accumulated other comprehensive income (loss) were adjusted to $0 at July 10, 2009.

The following table summarizes gains and (losses) that were reclassified from Accumulated other comprehensive income (loss) for cash flow hedges associated with previously forecasted transactions that subsequently became probable not to occur (dollars in millions):

	Predecessor
	Gain (Loss) Reclassified
	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Sales	$(2)	$(182)
Reorganization gains, net	—	247

Total gains (losses) reclassified from accumulated other comprehensive income (loss)	$(2)	$65

Fair Value Hedges

We are and Old GM was subject to market risk from exposures to changes in interest rates that affect the fair value of long-term, fixed rate debt. At September 30, 2009 we did not have any financial instruments designated as fair value hedges to manage this risk.

Old GM previously used interest rate swaps designated as fair value hedges to manage certain of its exposures associated with these borrowings. Old GM hedged its exposures to the maturity date of the underlying interest rate exposure.

Gains and losses on derivatives designated and qualifying as fair value hedges, as well as the offsetting gains and losses on the debt attributable to the hedged interest rate risk, were recorded in Interest expense to the extent the hedge was effective. The gains and losses related to the hedged interest rate risk were recorded as an adjustment to the carrying amount of the debt. Previously recorded adjustments to the carrying amount of the debt were amortized to Interest expense over the remaining debt term. In the period January 1, 2009 through July 9, 2009 Old GM amortized previously deferred fair value hedge gains and losses of $3 million to Interest expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Chapter 11 Proceedings, at June 1, 2009 Old GM had basis adjustments of $18 million to the carrying amount of debt that ceased to be amortized to Interest expense. At June 1, 2009 the debt related to these basis adjustments was classified as Liabilities subject to compromise and no longer subject to interest accruals or amortization. We did not assume this debt from Old GM in connection with the 363 Sale.

Net Investment Hedges

We are and Old GM was subject to foreign currency exposure related to net investments in certain foreign operations. At September 30, 2009 we did not have any hedges of a net investment in a foreign operation.

Old GM previously used foreign currency denominated debt to hedge this foreign currency exposure. For nonderivative instruments that were designated as, and qualified as, a hedge of a net investment in a foreign operation, the effective portion of the unrealized and realized gains and losses were recorded as a Foreign currency translation adjustment in Accumulated other comprehensive income (loss). In connection with the 363 Sale, MLC retained the foreign currency denominated debt and it ceased to operate as a hedge of net investments in foreign operations. In connection with our application of fresh-start reporting, the effective portions of unrealized gains and losses previously recorded to Accumulated other comprehensive income (loss) were adjusted to $0 at July 10, 2009.

The following table summarizes the gains and (losses) related to net investment hedges recorded as a Foreign currency translation adjustment in Accumulated other comprehensive income (loss) (dollars in millions):

	Predecessor
	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Effective portion of net investment hedge gains (losses)	$13	$5

Derivatives Not Designated for Hedge Accounting

Derivatives not designated in a hedging relationship, such as forward contracts, swaps, and options, are used to economically hedge certain risk exposures. Unrealized and realized gains and losses related to these nondesignated derivative hedges are recorded in earnings. At September 30, 2009 we had not entered into any commodity or interest rate contracts.

In connection with our application of fresh-start reporting, we elected a new policy with respect to the classification of nondesignated derivative gains and losses in earnings. Effective July 10, 2009 gains and losses related to all nondesignated derivatives, regardless of type of exposure, are recorded in Interest income and other non-operating income, net.

Old GM previously entered into a variety of foreign currency exchange, interest rate and commodity forward contracts and options to maintain a desired level of exposure arising from market risks resulting from changes in foreign currency exchange rates, interest rates and certain commodity prices. In May 2009 Old GM reached agreements with certain of the counterparties to its derivative contracts to terminate the derivative contracts prior to stated maturity. Old GM made cash payments of $631 million to settle the related commodity, foreign currency exchange, and interest rate forward contracts, resulting in a loss of $537 million. The loss was recorded in Sales, Cost of sales and Interest expense in the amounts of $22 million, $457 million and $58 million.

When an exposure economically hedged with a derivative contract is no longer forecasted to occur, in some cases a new derivative instrument is entered into to offset the exposure related to the existing derivative instrument. In some cases, counterparties are unwilling to enter into offsetting derivative instruments and, as such, there is exposure to future changes in the fair value of these derivatives with no underlying exposure to offset this risk.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes gains and (losses) recorded for nondesignated derivatives originally entered into to hedge exposures that subsequently became probable not to occur (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Interest income and other non-operating income, net	$2	$1	$91

Commodity Derivatives

Certain raw materials, parts with significant commodity content, and energy comprising various commodities are purchased for use in production. At September 30, 2009 we did not have any commodity derivatives to manage our exposure to changes in commodity prices.

Old GM previously hedged commodity price risk by entering into derivative instruments such as forward and option contracts. Gains and losses related to commodity derivatives were recorded in Cost of sales.

Interest Rate Swap Derivatives

At September 30, 2009 we did not have any significant interest rate swap derivatives.

Old GM previously used interest rate swap derivatives to economically hedge exposure to changes in the fair value of fixed rate debt. Gains and losses related to the changes in the fair value of these nondesignated derivatives were recorded in Interest expense.

Foreign Currency Exchange Derivatives

Foreign currency exchange derivatives are used to economically hedge exposure to foreign currency exchange risks associated with: (1) forecasted foreign currency denominated purchases and sales of parts and vehicles; and (2) variability in cash flows related to interest and principal payments on foreign currency denominated debt. At September 30, 2009 we managed foreign currency exchange risk through the use of forward contracts we acquired from Old GM in connection with the 363 Sale.

The following table summarizes the total notional amounts of our nondesignated foreign currency exchange derivatives (dollars in millions):

Successor
September 30, 2009
Nondesignated foreign currency exchange derivatives	$8,594

Old GM recorded gains and losses related to these foreign currency exchange derivatives in: (1) Sales for derivatives that economically hedged sales of parts and vehicles; (2) Cost of sales for derivatives that economically hedged purchases of parts and vehicles; and (3) Cost of sales for derivatives that economically hedged foreign currency risk related to foreign currency denominated debt.

Other Derivatives

In September 2009 in connection with an agreement with American Axle and Manufacturing Holdings, Inc., we received warrants to purchase 4 million shares of American Axle and Manufacturing Holdings, Inc. common stock exercisable at $2.76 per share. The fair value of the warrants on the date of receipt was recorded as a Non-current asset. Gains and losses related to these warrants were recorded in Interest income and other non-operating income, net. At September 30, 2009 the fair value of these warrants was $24 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 10, 2009 in connection with the 363 Sale, we issued warrants to MLC and the New VEBA to acquire shares of our common stock. These warrants are being accounted for as equity.

In connection with the UST Loan Agreement, Old GM granted warrants to the UST for 122 million shares of its common stock exercisable at $3.57 per share. Old GM recorded the warrants as a liability and recorded gains and losses related to this derivative in Interest income and other non-operating income, net. In connection with the 363 Sale, the UST returned the warrants and they were cancelled.

Fair Value of Nondesignated Derivatives

The following table summarizes the fair value of our nondesignated derivative instruments (dollars in millions):

	Successor
	September 30, 2009
Nondesignated Derivative Instruments	Asset Derivatives (a)(c)	Liability Derivatives (b)(d)
Current Portion
Foreign currency exchange derivatives	$171	$806

Non-Current Portion
Foreign currency exchange derivatives	$29	$275
Other derivatives	24	—

Total non-current portion	$53	$275

(a)	Current portion recorded in Other current assets and deferred income taxes.

(b)	Current portion recorded in Accrued expenses.

(c)	Non-current portion recorded in Other assets.

(d)	Non-current portion recorded in Other liabilities and deferred income taxes.

Gains and (Losses) on Nondesignated Derivatives

The following table summarizes gains and (losses) recorded in earnings on nondesignated derivatives (dollars in millions):

		Successor	Predecessor
Derivatives Not Designated as Hedging Instruments	Statement of Operations Line	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Foreign currency exchange derivatives	Sales	$—	$38	$(688)
Foreign currency exchange derivatives	Cost of sales	—	7	(211)
Foreign currency exchange derivatives	Interest income and other non-operating income, net	195	1	91
Interest rate swap derivatives	Interest expense	(1)	—	(38)
Commodity derivative contracts	Cost of sales	—	2	(332)
Other derivatives	Interest income and other non-operating income, net	(1)	—	164

Total gains (losses) recorded in earnings		$193	$48	$(1,014)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Commitments and Contingencies

The following tables summarize information related to commitments and contingencies (dollars in millions):

	Successor		Predecessor
	September 30, 2009		December 31, 2008
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees
Operating lease residual values (b)	$—	$83	$—	$118
Supplier commitments and other related obligations	$4	$103	$5	$23
GMAC commercial loans (c)(d)	$—	$590	$19	$539

(a)	Calculated as future undiscounted payments.

(b)	Excludes residual support and risk sharing programs related to GMAC.

(c)	At September 30, 2009 includes $524 million related to a guarantee provided to GMAC in Brazil in connection with dealer floor plan financing. This guarantee is collateralized by an interest in certificates of deposit of $662 million purchased from GMAC to which we have title and which were recorded in Restricted cash and marketable securities. The purchase of the certificates of deposit was funded in part by contributions from dealers for which we have recorded a corresponding deposit liability of $488 million, which was recorded in Other liabilities.

(d)	At December 31, 2008 included $481 million related to a guarantee provided to GMAC in Brazil in connection with dealer floor plan financing. This guarantee was secured by an interest in certificates of deposit of $481 million purchased from GMAC to which Old GM had title and which were recorded in Restricted cash and marketable securities. The purchase of the certificates of deposit was funded in part by contributions from dealers for which Old GM recorded a corresponding deposit liability of $358 million, which was recorded in Other liabilities.

	Successor	Predecessor
	September 30, 2009	December 31, 2008
	Liability Recorded	Liability Recorded
Environmental liability (a)	$105	$297
Product liability (b)	$276	$921
Asbestos-related liability	$—	$648
Other litigation-related liability (c)	$1,178	$831

(a)	Includes $35 million and $97 million recorded in Accrued expenses at September 30, 2009 and December 31, 2008, and the remainder was recorded in Other liabilities.

(b)	At December 31, 2008 Old GM included legal fees of $154 million expected to be incurred in connection with product liability loss contingencies. In connection with our application of fresh-start reporting, we adopted a policy to expense legal fees as incurred related to product liability contingencies.

(c)	Consists primarily of tax related litigation not recorded pursuant to ASC 740-10 as well as various non-U.S. labor related matters.

Guarantees

In connection with the 363 Sale, we assumed liabilities for agreements and guarantees.

We have provided guarantees related to the residual value of certain operating leases. These guarantees terminate in years ranging from 2011 to 2035. Certain leases contain renewal options.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have agreements with third parties that guarantee the fulfilment of certain suppliers’ commitments and other related obligations. These guarantees expire in years ranging from 2009 to 2014, or upon the occurrence of specific events, such as a company’s cessation of business.

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered.

We provide payment guarantees on commercial loans made by GMAC to certain third parties, such as dealers or rental car companies. The guarantees either expire in years ranging from 2009 to 2017 or are ongoing. We determined the value ascribed to the guarantees to be insignificant based on the credit worthiness of the third parties. Refer to Note 20 for additional information on guarantees that we provide to GMAC.

In connection with certain divestitures of assets or operating businesses, we have entered into agreements indemnifying certain buyers and other parties with respect to environmental conditions pertaining to real property we owned. In connection with such divestitures, we have provided guarantees with respect to benefits to be paid to former employees relating to pensions, postretirement health care and life insurance. Also, we periodically enter into agreements that incorporate indemnification provisions in the normal course of business. Aside from indemnifications and guarantees related to Delphi, as subsequently discussed, it is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. No amounts have been recorded for such obligations as they are not probable or estimable at this time.

In addition to the guarantees and indemnifying agreements previously discussed, we indemnify dealers for certain product liability related claims as subsequently discussed.

Environmental Liability

In connection with the 363 Sale, we acquired certain properties that are subject to environmental remediation.

Automotive operations, like operations of other companies engaged in similar businesses, are subject to a wide range of environmental protection laws, including laws regulating air emissions, water discharges, waste management and environmental remediation. We are in various stages of investigation or remediation for sites where contamination has been alleged. We are and Old GM was involved in a number of actions to remediate hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site.

The future effect of environmental matters, including potential liabilities, is often difficult to estimate. An environmental reserve is recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. This practice is followed whether the claims are asserted or unasserted. Liabilities have been recorded for the expected costs to be paid over the periods of remediation for the applicable sites, which typically range from two to 30 years.

For many sites, the remediation costs and other damages for which we ultimately may be responsible may vary because of uncertainties with respect to factors such as the connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation).

The final outcome of environmental matters cannot be predicted with certainty at this time. Accordingly, it is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our or Old GM’s financial condition and results of operations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Liability

With respect to product liability claims involving our and Old GM’s products, we believe that any judgment for actual damages will be adequately covered by recorded accruals and, where applicable, excess insurance coverage. Although punitive damages are claimed in some of these lawsuits, and such claims are inherently unpredictable, accruals incorporate historic experience with these types of claims. Liabilities have been recorded for the expected cost of all known product liability claims plus an estimate of the expected cost for all product liability claims that have already been incurred and are expected to be filed in the future for which we are and Old GM was self-insured. These amounts were recorded in Accrued expenses and exclude Old GM’s asbestos claims, which are discussed separately.

In connection with the 363 Sale, we assumed certain liabilities related to product liability which arise directly out of accidents, incidents or other distinct and discrete occurrences that occur on or after July 10, 2009 and that arise from our and Old GM vehicles’ operation or performance. Further, in accordance with our assumption of dealer sales and service agreements, we indemnify dealers for certain product liability related claims. Our experience related to dealer indemnification obligations for activity on or after July 10, 2009 is limited. We have estimated our product liability given the information currently available concerning the projected number and value of such claims. It is not possible to estimate our maximum exposure under these indemnifications due to the conditional nature of these obligations. We did not assume the product liabilities of Old GM arising in whole or in part from any accidents, incidents or other occurrences that occurred prior to July 10, 2009.

Asbestos-Related Liability

In connection with the 363 Sale, MLC retained substantially all of the asbestos-related claims outstanding.

Like most automobile manufacturers, Old GM had been subject to asbestos-related claims in recent years. These claims primarily arose from three circumstances:

•	A majority of these claims sought damages for illnesses alleged to have resulted from asbestos used in brake components;

•	Limited numbers of claims have arisen from asbestos contained in the insulation and brakes used in the manufacturing of locomotives; and

•	Claims brought by contractors who allege exposure to asbestos-containing products while working on premises Old GM owned.

Old GM had resolved many of the asbestos-related cases over the years for strategic litigation reasons such as avoiding defense costs and possible exposure to excessive verdicts. The amount expended on asbestos-related matters in any period depended on the number of claims filed, the amount of pre-trial proceedings and the number of trials and settlements in the period.

Old GM recorded the estimated liability associated with asbestos personal injury claims where the expected loss was both probable and could reasonably be estimated. Old GM retained a firm specializing in estimating asbestos claims to assist Old GM in determining the potential liability for pending and unasserted future asbestos personal injury claims. The analyses relied on and included the following information and factors:

•	A third party forecast of the projected incidence of malignant asbestos-related disease likely to occur in the general population of individuals occupationally exposed to asbestos;

•

Old GM’s Asbestos Claims Experience, based on data concerning claims filed against Old GM and resolved, amounts paid, and the nature of the asbestos-related disease or condition asserted during approximately the four years prior;

•

The estimated rate of asbestos-related claims likely to be asserted against MLC in the future based on Old GM’s Asbestos Claims Experience and the projected incidence of asbestos-related disease in the general population of individuals occupationally exposed to asbestos;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The estimated rate of dismissal of claims by disease type based on Old GM’s Asbestos Claims Experience; and

•	The estimated indemnity value of the projected claims based on Old GM’s Asbestos Claims Experience, adjusted for inflation.

Old GM reviewed a number of factors, including the analyses provided by the firm specializing in estimating asbestos claims in order to determine a reasonable estimate of the probable liability for pending and future asbestos-related claims projected to be asserted over the next 10 years, including legal defense costs. Old GM monitored actual claims experience for consistency with this estimate and made periodic adjustments as appropriate.

Old GM believed that the analyses were based on the most relevant information available combined with reasonable assumptions, and that Old GM may prudently rely on their conclusions to determine the estimated liability for asbestos-related claims. Old GM noted, however, that the analyses were inherently subject to significant uncertainties. The data sources and assumptions used in connection with the analyses may not prove to be reliable predictors with respect to claims asserted against Old GM. Old GM’s experience in the past included substantial variation in relevant factors, and a change in any of these assumptions — which include the source of the claiming population, the filing rate and the value of claims — could significantly increase or decrease the estimate. In addition, other external factors such as legislation affecting the format or timing of litigation, the actions of other entities sued in asbestos personal injury actions, the distribution of assets from various trusts established to pay asbestos claims and the outcome of cases litigated to a final verdict could affect the estimate.

Other Litigation-Related Liability

In connection with the 363 Sale, we assumed liabilities for various legal matters.

Various legal actions, governmental investigations, claims and proceedings are pending against one or more of us, Old GM or MLC, including a number of shareholder class actions, bondholder class actions and class actions under the Employee Retirement Income Security Act of 1974, as amended, and other matters arising out of alleged product defects, including asbestos-related claims; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; tax-related matters not recorded pursuant to ASC 740-10 and environmental matters.

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which it is believed that losses are probable and can be reasonably estimated, the majority of which are associated with tax-related matters not recorded pursuant to ASC 740-10 as well as various non U.S. labor-related matters. Tax related matters not recorded pursuant to ASC 740-10 are items being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance, and other compensation matters. Some of the matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2009. It is believed that appropriate accruals have been established for such matters in accordance with ASC 450, “Contingencies” based on information currently available. Reserves for litigation losses are recorded in Accrued expenses and Other liabilities and deferred income taxes. These accrued reserves represent the best estimate of amounts believed to be our and Old GM’s liability in a range of expected losses. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our or Old GM’s financial condition, results of operations and cash flows in any particular reporting period.

In July 2008 Old GM reached a tentative settlement of the General Motors Securities Litigation suit and recorded an additional charge of $277 million, of which $139 million was paid in the year ended 2008. Also in the year ended in 2008 Old GM recorded $215 million as a reduction to Selling, general and administrative expense associated with insurance-related indemnification proceeds for previously recorded litigation related costs, including the cost incurred to settle the General Motors Securities Litigation suit.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Delphi Corporation

Benefit Guarantee

In 1999 Old GM spun-off Delphi Automotive Systems Corporation, which became Delphi. Delphi is our and was Old GM’s largest supplier of automotive systems, components and parts, and we are and Old GM was Delphi’s largest customer. From 2005 to 2008 Old GM’s annual purchases from Delphi ranged from approximately $6.5 billion to approximately $10.2 billion. At the time of the spin-off, employees of Delphi Automotive Systems Corporation became employees of Delphi. As part of the separation agreements, Delphi assumed the pension and other postretirement benefit obligations for the transferred U.S. hourly employees who retired after October 1, 2000 and Old GM retained pension and other postretirement obligations for U.S. hourly employees who retired on or before October 1, 2000. Additionally at the time of the spin-off, Old GM entered into the Delphi Benefit Guarantee Agreements with the UAW, the IUE-CWA and the USW providing contingent benefit guarantees whereby, under certain conditions, Old GM would make payments for certain pension and OPEB benefits to certain former U.S. hourly employees that became employees of Delphi. The Delphi Benefit Guarantee Agreements provided, in general, that in the event that Delphi or its successor companies ceased doing business, terminated its pension plan or ceased to provide credited service or OPEB benefits at certain levels due to financial distress, Old GM could be liable to provide the corresponding benefits at the required level. With respect to pension benefits, the guarantee arises only to the extent the pension benefits Delphi and the PBGC provided fall short of the guaranteed amount.

In October 2005 Old GM received notice from Delphi that it was more likely than not that Old GM would become obligated to provide benefits pursuant to the Delphi Benefit Guarantee Agreements, in connection with Delphi’s commencement in October 2005 of Chapter 11 proceedings under the Bankruptcy Code. In June 2007 Old GM entered into a memorandum of understanding with Delphi and the UAW (Delphi UAW MOU) that included terms relating to the consensual triggering, under certain circumstances, of the Delphi Benefit Guarantee Agreements as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU, Old GM also agreed to pay for certain healthcare costs of Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to Old GM’s retirees and their beneficiaries under the Mitigation Plan if Delphi terminated OPEB benefits. In August 2007 Old GM also entered into memoranda of understanding with Delphi and the IUE-CWA, and with Delphi and the USW containing terms consistent with the comprehensive Delphi UAW MOU.

Delphi-GM Settlement Agreements

In September 2007 and as amended at various times through September 2008, Old GM and Delphi entered into the Delphi-GM Settlement Agreements consisting of the Global Settlement Agreement (GSA), the Master Restructuring Agreement (MRA) and the Implementation Agreements with the UAW, IUE-CWA and the USW (Implementation Agreements). The GSA was intended to resolve outstanding issues between Delphi and Old GM that had arisen or may arise before Delphi’s emergence from its Chapter 11 proceedings. The MRA was intended to govern certain aspects of Old GM’s ongoing commercial relationship with Delphi. The Implementation Agreements addressed a limited transfer of pension assets and liabilities, and the triggering of the benefit guarantees on the basis set forth in term sheets to the Implementation Agreements. In September 2008 the Bankruptcy Court entered an order in Delphi’s Chapter 11 proceedings approving the Amended Delphi-GM Settlement Agreements, which then became effective.

The more significant items contained in the Amended Delphi-GM Settlement Agreements included Old GM’s commitment to:

•

Reimburse Delphi for its costs to provide OPEB to certain of Delphi’s hourly retirees from December 31, 2006 through the date that Delphi ceases to provide such benefits and assume responsibility for OPEB going forward;

•	Reimburse Delphi for the normal cost of credited service in Delphi’s pension plan between January 1, 2007 and the date its pension plans are frozen;

•	First hourly pension transfer — Transfer net liabilities of $2.1 billion from the Delphi HRP to Old GM’s U.S. hourly pension plan in September 2008;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Second hourly pension transfer — Transfer the remaining Delphi HRP net liabilities upon Delphi’s substantial consummation of its plan of reorganization subject to certain conditions being met;

•

Reimburse Delphi for all retirement incentives and half of the buyout payments made pursuant to the various attrition program provisions and to reimburse certain U.S. hourly buydown payments made to certain hourly employees of Delphi;

•

Award certain future product programs to Delphi, provide Delphi with ongoing preferential sourcing for other product programs, eliminate certain previously agreed upon price reductions, and restrict the ability to re-source certain production to alternative suppliers;

•

Labor cost subsidy — Reimburse certain U.S. hourly labor costs incurred to produce systems, components and parts for GM vehicles from October 2006 through September 2015 at certain U.S. facilities owned or to be divested by Delphi;

•

Production cash burn support — Reimburse Delphi’s cash flow deficiency attributable to production at certain U.S. facilities that continue to produce systems, components and parts for GM vehicles until the facilities are either closed or sold by Delphi;

•

Facilitation support — Pay Delphi $110 million in both 2009 and 2010 in quarterly installments in connection with certain U.S. facilities owned by Delphi until Delphi’s emergence from its Chapter 11 proceedings;

•	Temporarily accelerate payment terms for Delphi’s North American sales to Old GM upon substantial consummation of its POR, until 2012;

•

Reimburse Delphi, beginning in January 2009 for cash payments related to workers compensation, disability, supplemental unemployment benefits and severance obligations for all current and former UAW-represented hourly active and inactive employees; and

•	Guarantee a minimum recovery of the net working capital that Delphi has invested in certain businesses held for sale.

The GSA also resolved all claims in existence at its effective date (with certain limited exceptions) that either Delphi or Old GM had or may have had against the other. The GSA and related agreements with Delphi’s unions released us, Old GM and our related parties (as defined), from any claims of Delphi and its related parties (as defined), as well as any employee benefit related claims of Delphi’s unions and hourly employees. Additionally, the GSA provided that Old GM would receive certain administrative claims against the Delphi bankruptcy estate or preferred stock in the emerged entity.

As a result of the September 2008 implementation of the Delphi-GM Settlement Agreements Old GM paid $1.2 billion to Delphi in the three months ended September 30, 2008 in settlement of amounts accrued to date against Old GM commitments.

Upon consummation of the DMDA, the MRA was terminated with limited exceptions, and we and Delphi waived all claims against each other under the GSA.

IUE-CWA and USW Settlement Agreement

As more fully discussed in Note 12, in September 2009 we entered into a settlement agreement with MLC, the IUE-CWA and the USW that resolved the Delphi Benefit Guarantee Agreements with these unions. The settlement agreement provides for a measure of retiree health care and life insurance to be provided to certain retirees represented by these unions. The agreement also provides certain IUE-CWA and USW retirees from Delphi a pension “top up” equal to the difference between the amount of PBGC pension payments and the amount of pension benefits that otherwise would have been paid by the Delphi HRP according to its terms had it not been terminated. Further, the settlement agreement provides certain current employees of Delphi or Delphi divested units up to seven years credited service in Old GM’s U.S. hourly defined benefit pension plan, commencing November 30, 2008, the date that Delphi froze the Delphi HRP. The agreement was approved by the Bankruptcy Court in November 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advance Agreements

In the years ended 2008 and 2009 Old GM entered into various agreements and amendments to such agreements to advance a maximum of $950 million to Delphi, subject to Delphi’s continued satisfaction of certain conditions and milestones. Through September 2009 we entered into further amendments to the agreements, primarily to extend the deadline for Delphi to satisfy certain milestones, which if not met, would prevent Delphi from continued access to the credit facility. At September 30, 2009 $550 million was available and outstanding under the credit facility. Upon consummation of the DMDA, we waived our rights to the advanced amounts that became consideration to Delphi and other parties under the DMDA. Refer to Note 23 for additional information on the consummation of the DMDA.

Payment Terms Acceleration Agreement

In October 2008 subject to Delphi obtaining an extension or other accommodation of its debtor-in-possession (DIP) financing through June 30, 2009, Old GM agreed to temporarily accelerate payment of North American payables to Delphi in the three months ended June 30, 2009. In January 2009 Old GM agreed to immediately accelerate $50 million in advances towards the temporary acceleration of North American payables. Additionally, Old GM agreed to accelerate $150 million and $100 million of North American payables to Delphi in March and April of 2009 bringing the total amount accelerated to the total agreed upon $300 million. In September 2009 we agreed to temporarily continue the accelerated payment of our North American payables up to $300 million to Delphi. Upon consummation of the DMDA, we waived our rights to the accelerated payments that became consideration to Delphi and other parties under the DMDA.

Delphi Master Disposition Agreement

In July 2009 we entered into the DMDA with Delphi and other parties. Under the DMDA, we agreed to acquire Nexteer, which supplies us and other Original Equipment Manufacturers (OEMs) with steering systems and columns, and four domestic facilities that manufacture a variety of automotive components, primarily sold to us. In addition, we and several third party investors who held the Delphi Tranche DIP facilities (collectively the Investors) agreed to acquire substantially all of Delphi’s remaining assets through DIP HOLDCO, LLP, subsequently named Delphi Automotive LLP (New Delphi). Certain excluded assets and liabilities will be retained by a Delphi entity (DPH) to be sold or liquidated. In connection with the DMDA, we agreed to pay or assume Delphi obligations of $1.0 billion related to its senior DIP credit facility, including certain outstanding derivative instruments, its junior DIP credit facility, and other Delphi obligations, including certain administrative claims. At the closing of the transactions contemplated by the DMDA, we will waive administrative claims associated with our advance agreements with Delphi, our payment terms acceleration agreement with Delphi, and the claims associated with previously transferred pension costs for hourly employees.

We agreed to acquire, prior to the consummation of the transactions contemplated by the DMDA, all Class A Membership Interests in New Delphi for a cash contribution of $1.7 billion with the Investors acquiring Class B Membership Interests. We and the Investors also agreed to establish: (1) a secured delayed draw term loan facility for New Delphi, with us and the Investors each committing to provide loans of up to $500 million; and (2) a note of $41 million to be funded at closing by the Investors. In addition, the DMDA establishes an ongoing commercial relationship with New Delphi. We agreed to continue all existing Delphi supply agreements and purchase orders for GMNA to the end of the related product program, and New Delphi agreed to provide us with access rights designed to allow us to operate specific sites on defined triggering events to provide us with protection of supply.

In July 2009 we, Delphi and the PBGC negotiated agreements to be effective upon consummation of the DMDA regarding the settlement of PBGC’s claims from the termination of the Delphi pension plans and the release of certain liens with the PBGC against Delphi’s foreign assets. In return, the PBGC will receive a payment of $70 million from us and will be granted a 100% interest in Class C Membership Interests in New Delphi which provides for the PBGC to participate in predefined equity distributions. We maintain the obligation to provide the difference between pension benefits paid by the PBGC according to regulation and those originally guaranteed by Old GM under the Delphi Benefit Guarantee Agreements. Upon consummation of the DMDA, the MRA was terminated with limited exceptions, and we and Delphi waived all claims against each other under the GSA. Upon consummation of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the DMDA we settled our commitments to Delphi accrued to date except for the obligation to provide the difference between pension benefits paid by the PBGC according to regulation and those originally guaranteed by Old GM under the Delphi Benefit Guarantee Agreements.

In October 2009 we consummated the transaction contemplated by the DMDA with Delphi, New Delphi, Old GM and other sellers and other buyers that are party to the DMDA. Refer to Note 23 for additional information on the DMDA.

Delphi Charges

The following table summarizes charges that have been recorded with respect to the various agreements with Delphi (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Other expenses	$8	$60	$184	$652	$4,127
Cost of sales	88	(18)	142	105	444
Reorganization gains, net	—	662	662	—	—

Total Delphi charges	$96	$704	$988	$757	$4,571

These charges reflect the best estimate of obligations associated with the various Delphi agreements, including obligations under the Delphi Benefit Guarantee Agreements, updated to reflect the DMDA. At July 9, 2009 these charges reflect the obligation to the PBGC upon consummation of the DMDA, consisting of the estimated fair value of the PBGC Class C Membership Interests in New Delphi of $317 million and the payment of $70 million due from us. Further, at July 9, 2009 these charges reflect an estimated value of $966 million pertaining to claims we have against Delphi that were waived upon consummation of the DMDA. The estimated value of the claims represents the excess after settlement of certain pre-existing commitments to Delphi of the fair value of Nexteer, the four domestic facilities and the investment in New Delphi over the cash consideration paid under the DMDA.

The charge recorded in the three months ended September 30, 2008 reflects a benefit of $622 million due to a reduction in the estimated liability associated with Delphi OPEB related costs for Delphi active employees and retirees, based on the terms of the New VEBA, who were not previously participants in Old GM’s plans. Changes in the estimated OPEB liability for these individuals were recorded in earnings. The terms of the New VEBA also reduced Old GM’s OPEB obligation for Delphi employees who returned to Old GM and became participants in the UAW hourly medical plan primarily in 2006. Such benefit is included in the actuarial gain recorded in our UAW hourly medical plan. Refer to Note 12 for additional information on the Delphi benefit plans.

Note 15. Income Taxes

For interim tax reporting, we estimate our annual effective tax rate and apply to year-to-date ordinary income/loss pursuant to ASC 740-270, “Accounting for Income Taxes in Interim Periods.” The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. We exclude tax jurisdictions where we have a projected or year to date loss for which a tax benefit cannot be realized in accordance with ASC 740, “Accounting for Income Taxes.” Old GM reported on a discrete basis in the period January 1, 2009 through July 9, 2009.

Income tax expense (benefit) for the year is allocated between continuing operations and other categories of income such as Discontinued operations or Other comprehensive income (loss). In periods in which there is a pre-tax loss from continuing operations and pre-tax income in another income category, the tax benefit allocated to continuing operations is determined by taking into account the pre-tax income of other categories.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation allowances have been established against deferred tax assets if, based on the available positive and negative evidence, it is more likely than not such assets will not be realized. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We and Old GM have considered the following possible sources of taxable income when assessing the realization of our and Old GM’s deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

At December 31, 2008 Old GM had established valuation allowances against net deferred tax assets in most of its major operating jurisdictions, including but not limited to Australia, Brazil, Canada, Germany, Poland, South Korea, Spain, the United Kingdom and the United States.

Brazil — In 2005, Old GM recorded full valuation allowances against its net deferred tax assets in Brazil. Old GM generated taxable income in Brazil in each of the years 2006 through 2008 and, accordingly, reversed a portion of these valuation allowances. Although Old GM was forecasting future taxable income for its Brazilian operation at the end of 2008, as a result of liquidity concerns at the U.S. parent company and the increasing instability of the global economic environment, Old GM concluded that it was more likely than not that it would not realize the net deferred tax assets in Brazil at December 31, 2008. The U.S. parent company liquidity concerns were resolved in connection with the Chapter 11 Proceedings and the 363 Sale, and the Brazilian operations continue to demonstrate the ability to generate taxable income. As it is now more likely than not that the net deferred tax assets in Brazil will be realized, the associated valuation allowance of $465 million was reversed. This amount is included in Income tax expense (benefit) in the period July 1, 2009 through July 9, 2009.

Other jurisdictions — In the three months ended December 31, 2008 significant additional concerns arose related to the U.S. parent company’s liquidity and the increasing instability of the global economic environment. As a result, Old GM determined that it was more likely than not that it would not realize the net deferred tax assets in most remaining jurisdictions, even though these entities were not in three-year adjusted cumulative loss positions. Accordingly, Old GM recorded valuation allowances against these net deferred tax assets. The U.S. parent company liquidity concerns were resolved in connection with the Chapter 11 Proceedings and the 363 Sale, and many of these entities continue to generate and forecast taxable income. Therefore, to the extent there was no other significant negative evidence, Old GM concluded that it is more likely than not that it would realize the deferred tax assets in these jurisdictions and reversed valuation allowances of $286 million. This amount is included in Income tax expense (benefit) in the period July 1, 2009 through July 9, 2009.

If, in the future, we overcome negative evidence in tax jurisdictions where we have established valuation allowances, our conclusion regarding the need for valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of such valuation allowances. If we generate taxable income in tax jurisdictions prior to overcoming negative evidence, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a valuation allowance against the remaining net deferred tax assets.

Most of the tax attributes generated by Old GM and its domestic and foreign subsidiaries (net operating loss carryforwards and various income tax credits) survived the Chapter 11 proceedings and we expect to use these tax attributes to reduce future tax liabilities. The ability to utilize certain of the U.S. tax attributes in future tax periods could be limited by Section 382(a) of the Internal Revenue Code. In Germany, we have net operating loss carryforwards for corporate income tax and trade tax purposes. We have applied for a ruling from the German tax authorities regarding the availability of those losses under the prerequisite that an agreement

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the unions as to the employment cost will be achieved. If approved, we should be able to continue to carry over those losses despite the reorganizations that have taken place in Germany in 2008 and 2009. In Australia, we have net operating loss carryforwards which are now subject to meeting an annual “Same Business Test” requirement. We will assess the ability to utilize these carryforward losses annually.

We file and Old GM filed income tax returns in multiple jurisdictions, which are subject to examination by taxing authorities throughout the world. We have open tax years from 2001 to 2009 with various significant tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have continuing responsibility for Old GM’s open tax years. We record, and Old GM previously recorded a tax benefit for only those positions that meet the more likely than not standard.

In May 2009 the U.S. and Canadian governments resolved a transfer pricing matter for Old GM which covered the tax years 2001 through 2007. In the three months ended June 30, 2009 this resolution resulted in interest income of $229 million, which was recorded as an offset to Interest expense and tax benefit of $692 million, which was recorded in Income tax expense (benefit). Final administrative processing of the Canadian case closing occurred in late 2009, and final administrative processing of the U.S. case closing occurred in February 2010. We do not anticipate significant adjustments will result from these final closings.

At September 30, 2009 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next 12 months.

Note 16. Fair Value Measurements

A three-level valuation hierarchy is used for fair value measurements. The three-level valuation hierarchy is based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our and Old GM’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets;

•

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

•	Level 3 — Instruments whose significant inputs are unobservable.

Financial instruments are transferred in and/or out of Level 3 in the valuation hierarchy based upon the significance of the unobservable inputs to the overall fair value measurement. Level 3 financial instruments typically include, in addition to the unobservable inputs, observable components that are validated to external sources.

Securities

Securities are classified in Level 1 of the valuation hierarchy when quoted prices in an active market for identical securities are available. If quoted market prices are not available, fair values of securities are determined using prices from a pricing vendor, pricing models, quoted prices of securities with similar characteristics or discounted cash flow models and are generally classified in Level 2 of the valuation hierarchy. Our pricing vendor utilizes industry-standard pricing models that consider various inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities as well as other relevant economic measures. U.S. government and agency securities, certificates of deposit, commercial paper, and corporate debt securities are classified in Level 2 of the valuation hierarchy. Securities are classified in Level 3 of the valuation hierarchy in certain cases where there are unobservable inputs to the valuation in the marketplace.

Annually, we conduct a review of our pricing vendor. This review includes discussion and analysis of the inputs used by the pricing vendor to provide prices for the types of securities we hold.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

All derivatives are recorded at fair value in the consolidated balance sheets. Internal models are used to value a majority of derivatives and these instruments are generally classified in Level 2 of the valuation hierarchy. The models use, as their basis, readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for commodities and foreign currency exchange rates. In Level 2 of the valuation hierarchy, we include foreign currency derivatives and other derivative instruments and Old GM included interest rate swaps, cross currency swaps, foreign currency derivatives and commodity derivatives. Derivative contracts that are valued based upon models with significant unobservable market inputs, primarily estimated forward rates and prepayment rates, are classified in Level 3 of the valuation hierarchy. In Level 3 of the valuation hierarchy, we include foreign currency derivatives and Old GM included warrants with the UST, certain long-dated commodity derivatives and interest rate swaps with notional amounts that fluctuated over time. We consider and Old GM considered nonperformance risk as observed through the credit default swap market and bond market when valuing derivative liabilities. For the periods presented after June 1, 2009 the credit default swap market for our and Old GM’s nonperformance risk was not observable and we and Old GM utilized an analysis based on comparable industrial companies to determine the appropriate credit spread which would be applied to us and Old GM market participants in each period. In these periods, all derivatives where a credit adjustment based on our and Old GM’s nonperformance risk is a significant component of its fair value were classified in Level 3 of the valuation hierarchy.

Fair Value Measurements on a Recurring Basis

The following tables summarize the financial instruments measured at fair value on a recurring basis (dollars in millions):

	Successor
	Fair Value Measurements on a Recurring Basis at September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
United States government and agency	$—	$600	$—	$600
Certificates of deposit	—	5,900	—	5,900
Money market funds	2,000	—	—	2,000
Commercial paper	—	6,193	—	6,193
Marketable securities
Equity	16	17	—	33
United States government and agency	—	11	—	11
Mortgage and asset-backed	—	24	—	24
Certificates of deposit	—	11	—	11
Foreign government	—	31	—	31
Corporate debt	—	27	—	27
Restricted cash and marketable securities
Money market	16,697	—	—	16,697
Government of Canada bonds	—	918	—	918
Other assets
Equity	16	—	—	16
Derivatives
Foreign currency	—	145	55	200
Other	—	24	—	24

Total Assets	$18,729	$13,901	$55	$32,685

Liabilities
Derivatives
Foreign currency	$—	$49	$1,032	$1,081

Total Liabilities	$—	$49	$1,032	$1,081

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	Fair Value Measurements on a Recurring Basis at December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Certificates of deposit	$—	$2,375	$—	$2,375
Commercial paper	—	1,645	—	1,645
Marketable securities
Equity	9	15	—	24
United States government and agency	—	4	—	4
Mortgage- and asset-backed	—	—	66	66
Certificates of deposit	—	11	—	11
Foreign government	—	19	—	19
Corporate debt	—	17	—	17
Restricted Cash
Certificates of deposit	—	26	—	26
Commercial paper	—	59	—	59
Other assets
Equity	5	—	—	5
Derivatives
Interest rate swaps	—	368	3	371
Foreign currency	—	1,228	—	1,228
Commodity	—	35	1	36

Total Assets	$14	$5,802	$70	$5,886

Liabilities
Derivatives
Cross currency swaps	$—	$377	$—	$377
Interest rate swaps	—	3	3	6
Foreign currency	—	258	2,144	2,402
Commodity	—	571	18	589
Other	—	—	164	164

Total Liabilities	$—	$1,209	$2,329	$3,538

Transfers In and/or Out of Level 3

At June 30, 2009 Old GM’s mortgage- and asset-backed securities were transferred from Level 3 to Level 2 as the significant inputs used to measure fair value and quoted prices for similar instruments were determined to be observable in an active market.

For periods presented after June 1, 2009 nonperformance risk for us and Old GM was not observable through the credit default swap market as a result of the Chapter 11 Proceedings and the lack of traded instruments for us after the 363 Sale. As a result, foreign currency derivatives with a fair market value of $1.6 billion were transferred from Level 2 to Level 3. Our nonperformance risk remains not directly observable through the credit default swap market at September 30, 2009 and accordingly the derivative contracts for certain foreign subsidiaries remain classified in Level 3.

In the three months ended March 31, 2009 Old GM determined the credit profile of certain foreign subsidiaries was equivalent to Old GM’s nonperformance risk which was observable through the credit default swap market and bond market based on prices for recent trades. Accordingly, foreign currency derivatives with a fair value of $2.1 billion were transferred from Level 3 into Level 2.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2008 Old GM transferred foreign currency derivatives with a fair value of $2.1 billion from Level 2 to Level 3. These derivatives relate to certain of Old GM’s foreign consolidated subsidiaries where Old GM was not able to determine observable credit ratings. At December 31, 2008 the fair value of these foreign currency derivative contracts was estimated based on the credit rating of comparable local companies with similar credit profiles and observable credit ratings together with internal bank credit ratings obtained from the subsidiary’s lenders.

The following tables summarize the activity in the balance sheet accounts for financial instruments classified in Level 3 of the valuation hierarchy (dollars in millions):

	Successor
	Level 3 Financial Assets and (Liabilities)
	Mortgage- backed Securities (a)	Commodity Derivatives, net (b)	Foreign Currency Derivatives (c)	Other Derivative Instruments (a)	Other Securities (a)	Total Net Assets (Liabilities)
Balance at July 10, 2009	$—	$—	$(1,430)	$—	$—	$(1,430)
Total realized/unrealized gains (losses)
Included in earnings	—	—	177	—	—	177
Included in Other comprehensive income (loss)	—	—	(86)	—	—	(86)
Purchases, issuances and settlements	—	—	362	—	—	362
Transfer in and/or out of Level 3	—	—	—	—	—	—

Balance at September 30, 2009	$—	$—	$(977)	$—	$—	$(977)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$163	$—	$—	$163

	Predecessor
	Level 3 Financial Assets and (Liabilities)
	Mortgage- backed Securities (a)	Commodity Derivatives, net (b)	Foreign Currency Derivatives (c)	Other Derivative Instruments (a)	Other Securities (a)	Total Net Assets (Liabilities)
Balance at July 1, 2009	$—	$—	$(1,559)	$—	$—	$(1,559)
Total realized/unrealized gains (losses)
Included in earnings	—	—	26	—	—	26
Included in Other comprehensive income (loss)	—	—	(2)	—	—	(2)
Purchases, issuances and settlements	—	—	105	—	—	105
Transfer in and/or out of Level 3	—	—	—	—	—	—

Balance at July 9, 2009	$—	$—	$(1,430)	$—	$—	$(1,430)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$28	$—	$—	$28

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	Level 3 Financial Assets and (Liabilities)
	Mortgage- backed Securities (a)	Commodity Derivatives, net (b)	Foreign Currency Derivatives (c)	Other Derivative Instruments (a)	Other Securities (a)	Total Net Assets (Liabilities)
Balance at January 1, 2009	$49	$(17)	$(2,144)	$(164)	$17	$(2,259)
Total realized/unrealized gains (losses)
Included in earnings	(2)	13	26	164	(5)	196
Included in Other comprehensive loss	—	—	(2)	—	—	(2)
Purchases, issuances and settlements	(14)	4	105	—	(7)	88
Transfer in and/or out of Level 3	(33)	—	585	—	(5)	547

Balance at July 9, 2009	$—	$—	$(1,430)	$—	$—	$(1,430)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$28	$—	$—	$28

	Predecessor
	Level 3 Financial Assets and (Liabilities)
	Mortgage- backed Securities (a)	Interest Rate Swaps, net	Commodity Derivatives (b)	Corporate Debt Securities (a)	Other Securities (a)	Total Net Assets (Liabilities)
Balance at July 1, 2008	$248	$—	$341	$—	$234	$823
Total realized/unrealized gains (losses)
Included in earnings	(22)	—	(103)	—	(41)	(166)
Included in Other comprehensive loss	(1)	—	—	—	—	(1)
Purchases, issuances and settlements	(146)	—	(251)	—	(173)	(570)
Transfer in and/or out of Level 3	—	—	—	—	—	—

Balance at September 30, 2008	$79	$—	$(13)	$—	$20	$86

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$(103)	$—	$—	$(103)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	Level 3 Financial Assets and (Liabilities)
	Mortgage- backed Securities (a)	Interest Rate Swaps, net	Commodity Derivatives (b)	Corporate Debt Securities (a)	Other Securities (a)	Total Net Assets (Liabilities)
Balance at January 1, 2008	$283	$2	$257	$28	$258	$828
Total realized/unrealized gains (losses)
Included in earnings	(31)	—	31	23	(65)	(42)
Included in Other comprehensive loss	—	—	—	—	8	8
Purchases, issuances and settlements	(173)	(2)	(301)	(51)	(181)	(708)
Transfer in and/or out of Level 3	—	—	—	—	—	—

Balance at September 30, 2008	$79	$—	$(13)	$—	$20	$86

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(2)	$—	$31	$—	$4	$33

(a)	Realized gains (losses) and any other than temporary impairments on marketable securities (including the UST warrants outstanding until the closing of the 363 Sale) are recorded in Interest income and other non-operating income, net.

(b)	Prior to July 10, 2009 realized and unrealized gains (losses) on commodity derivatives were recorded in Cost of sales. Changes in fair value are attributable to changes in base metal and precious metal prices. Beginning July 10, 2009 realized and unrealized gains (losses) on commodity derivatives are recorded in Interest income and other non-operating income, net.

(c)	Prior to July 10, 2009 realized and unrealized gains (losses) on foreign currency derivatives are recorded in the line item associated with the economically hedged item. Beginning July 10, 2009 realized and unrealized gains (losses) on foreign currency derivatives are recorded in Interest income and other non-operating income, net and foreign currency translation gains (losses) are recorded in Accumulated other comprehensive income (loss).

Marketable Securities

We classify marketable securities as available-for-sale or trading. Various factors, including turnover of holdings and investment guidelines, are considered in determining the classification of investments. Available-for-sale securities are recorded at fair value, with unrealized gains and losses reported, net of related income taxes, in Accumulated other comprehensive loss until realized. Trading securities are recorded at fair value. We determine realized gains and losses for all securities using the specific identification method.

Old GM classified marketable securities as available-for-sale, except for certain mortgage-related securities, that were classified as held-to-maturity. Available-for-sale securities were recorded at fair value with unrealized gains and losses reported, net of related income taxes, in Accumulated other comprehensive loss until realized. Held-to-maturity securities were recorded at amortized cost. Old GM determined realized gains and losses using the specific identification method.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information regarding investments in marketable securities (dollars in millions):

	Successor
	September 30, 2009
	Unrealized		Fair Value
	Gains	Losses
Trading securities
Equity	$4	$2	$ 33
United States government and agencies	—	—	9
Mortgage- and asset-backed	1	3	24
Foreign government	3	—	31
Corporate debt	1	1	27

Total trading securities	$9	$6	$124

	Successor				Predecessor
	September 30, 2009				December 31, 2008
	Cost	Unrealized		Fair Value	Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Available-for-sale securities
Equity	$—	$—	$—	$—	$ 24	$—	$—	$ 24
United States government and agencies	2	—	—	2	4	—	—	4
Mortgage- and asset-backed	—	—	—	—	65	1	—	66
Certificates of deposit	11	—	—	11	11	—	—	11
Foreign government	—	—	—	—	19	—	—	19
Corporate debt	—	—	—	—	17	—	—	17

Total available-for-sale securities	$13	$—	$—	$13	$140	$1	$—	$141

We and Old GM maintained $79 million of the above securities as compensating balances to support letters of credit of $66 million at September 30, 2009 and December 31, 2008. We have and Old GM had access to these securities in the normal course of business; however, the letters of credit may be withdrawn if the minimum collateral balance is not maintained.

In addition to the securities previously discussed, securities of $14.7 billion and $4.0 billion with original maturity dates within 90 days of the acquisition date were classified as cash equivalents at September 30, 2009 and December 31, 2008.

The following table summarizes proceeds and realized gains and losses on disposal of marketable securities investments classified as available-for-sale (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Sale proceeds	$—	$—	$185	$1,998	$5,139
Realized gains	$—	$—	$3	$16	$44
Realized losses	$—	$—	$10	$61	$84

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value of investments classified as available-for-sale securities by contractual maturity at September 30, 2009 (dollars in millions):

	Successor
	Amortized Cost	Fair Value
Contractual Maturities of Debt Securities
Due in one year or less	$11	$11
Due after one year through five years	2	2
Due after five years through ten years	—	—
Due after ten years	—	—

Total	$13	$13

Refer to Note 18 for the amounts recorded as a result of other than temporary impairments on debt and equity securities.

Short-Term and Long-Term Debt

We determined the fair value of debt based on a discounted cash flow model which used benchmark yield curves plus a spread that represented the yields on traded bonds of companies with comparable credit ratings.

Old GM determined the fair value of debt based on quoted market prices for the same or similar issues or based on the current rates offered for debt of similar remaining maturities.

The following table summarizes the carrying amount and estimated fair values of short-term and long term debt including capital leases for which it is practical to estimate fair value (dollars in millions):

	Successor	Predecessor
	September 30, 2009	December 31, 2008
Carrying amount of short-term and long term debt (a)	$15,474	$45,938
Fair value of short-term and long term debt (a)	$15,682	$16,986

(a)	Accounts and notes receivable, net and Accounts payable (principally trade) are not included because the carrying amount approximates fair value due to their short-term nature.

Note 17. Restructuring and Other Initiatives

We have and Old GM had previously executed various restructuring and other initiatives, and we plan to execute additional initiatives in the future, if necessary, in order to preserve adequate liquidity, to align manufacturing capacity and other structural costs with prevailing global automotive production and to improve the utilization of remaining facilities. Related charges are primarily recorded in Cost of sales and Selling, general and administrative expense.

In May 2009 Old GM and the UAW entered into an agreement that suspended the Job Opportunity Bank (JOBS) Program which was replaced with the Supplemental Unemployment Benefit (SUB) and Transitional Support Program (TSP). These job security programs provide reduced wages and employees continue to receive coverage under certain employee benefit programs. The number of weeks that an employee receives these benefits depends on the employee’s classification as well as the number of years of service that the employee has accrued. A similar tiered benefit is provided to CAW employees. Prior to the implementation of the SUB and TSP, costs for postemployment benefits to hourly employees idled on an other than temporary basis were accrued based on the best estimate of the wage, benefit and other costs to be incurred, and costs related to the temporary idling of employees were generally expensed as incurred.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of achieving and sustaining long-term viability and the viability of our dealer network, we determined that a reduction in the number of GMNA dealerships was necessary. In determining which dealerships would remain in our network we performed careful analyses of volumes and consumer satisfaction indexes, among other criteria. Wind-down agreements with over 2,000 retail dealers have been executed. The retail dealers executing wind-down agreements have agreed to terminate their dealer agreements with us prior to October 31, 2010. Our plan was to reduce dealerships in the United States and Canada to approximately 3,600 to 4,000 and 450 to 480 in the long-term. However, in December 2009 President Obama signed legislation giving U.S. dealers access to neutral arbitration should they decide to contest the wind-down of their dealership. Under the terms of the legislation we have informed dealers as to why their dealership received a wind-down agreement. In turn, dealers were given a timeframe to file for reinstatement through the American Arbitration Association. Under the law decisions in these arbitration proceedings must generally be made by June 2010 and are binding and final. We have sent letters to over 2,000 of our dealers explaining the reasons for their wind-down agreements and over 1,100 dealers have filed for arbitration. In response to the arbitration filings we reviewed each of the dealer reinstatement claims filed with the American Arbitration Association. Our review resulted in over 600 letters of intent sent to dealers, containing our core business criteria for operation of a dealership, which upon compliance by the dealer, would result in reinstatement of the dealership. We expect to have the overall arbitration and reinstatement process fundamentally resolved in 2010. Due to the reinstatement of dealerships and the uncertainty of the outcome of the remaining binding arbitration cases we expect the number of dealerships in our network to exceed the previously estimated range.

Estimates of restructuring and other initiative charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, we may record revisions to previous estimates by adjusting previously established reserves.

Refer to Note 18 for asset impairment charges related to restructuring initiatives and Note 12 for pension and other postretirement benefit charges for more information about our hourly and salaried employee separation initiatives, including special attrition programs.

GM

The following table summarizes our restructuring reserves (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges in the period July 10, 2009 through September 30, 2009 (dollars in millions):

	Successor
	GMNA	GME	GMIO	Total
Balance at July 10, 2009 (a)	$2,905	$433	$48	$3,386
Additions	5	9	29	43
Interest accretion and other	8	13	—	21
Payments	(643)	(26)	(43)	(712)
Revisions to estimates	(139)	—	(2)	(141)
Effect of foreign currency	56	18	4	78

Balance at September 30, 2009 (b)	$2,192	$447	$36	$2,675

(a)	Fresh-start reporting adjustments of $37 million were recorded in our consolidated balance sheet at July 10, 2009. Refer to Note 2 for additional information on fresh-start reporting adjustments.

(b)	The remaining cash payments related to these restructuring reserves primarily relate to postemployment benefits to be paid.

GMNA recorded charges, interest accretion and other, and revisions to estimates that reduced the restructuring reserves by $126 million in the period July 10, 2009 through September 30, 2009 for separation programs primarily related to the reduction of the salaried and hourly workforce severance accruals of $146 million in the period July 10, 2009 through September 30, 2009. As a result

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of elections subsequently made by terminating employees, such amounts were reclassified as special termination benefits and were funded from the U.S. defined benefit pension plans and other applicable retirement benefit plans.

GMIO recorded charges, interest accretion and other, and revisions to estimates of $27 million in the period July 10, 2009 through September 30, 2009, which includes separation charges of $25 million related to restructuring programs in Australia for salaried and hourly employees.

The following table summarizes GMNA’s restructuring reserves related to dealer wind-down agreements in the period July 10, 2009 through September 30, 2009 (dollars in millions):

	Successor
	U.S.	Canada and Mexico	Total
Balance at July 10, 2009	$398	$118	$516
Additions	161	26	187
Payments	(107)	(52)	(159)
Effect of foreign currency	—	8	8

Balance at September 30, 2009	$452	$100	$552

Restructuring reserves related to dealer wind-down agreements in the period July 10, 2009 through September 30, 2009 increased due to additional accruals recorded for wind-down payments to Saturn dealerships related to the decision in September 2009 to wind-down the Saturn brand and dealership network in accordance with the deferred termination agreements that Saturn dealers have signed with us.

Old GM

The following table summarizes Old GM’s restructuring reserves (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges in the period January 1, 2009 through July 9, 2009 (dollars in millions):

	Predecessor
	GMNA	GME	GMIO	Total
Balance at January 1, 2009	$2,456	$468	$58	$2,982
Additions	1,835	20	65	1,920
Interest accretion and other	16	11	—	27
Payments	(1,014)	(65)	(91)	(1,170)
Revisions to estimates	(401)	—	9	(392)
Effect of foreign currency	50	(1)	7	56

Balance at July 9, 2009	2,942	433	48	3,423
Effect of application of fresh-start reporting	(37)	—	—	(37)

Ending balance including effect of application of fresh-start reporting	$2,905	$433	$48	$3,386

GMNA recorded charges, interest accretion and other, and revisions to estimates of $1.5 billion in the period January 1, 2009 through July 9, 2009 for separation programs related to the following initiatives:

•	Postemployment benefit charges in the U.S. of $825 million related to 13,000 hourly employees who participated in the 2009 Special Attrition Program and the Second 2009 Special Attrition Program;

•

SUB and TSP related charges in the U.S. of $707 million, recorded as an additional liability determined by an actuarial analysis at the implementation of the SUB and TSP and related suspension of the JOBS Program;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Revisions to estimates of $401 million to decrease the reserve, primarily related to $335 million for the suspension of the JOBS Program and $141 million for estimated future wages and benefits due to employees who participated in the 2009 Special Attrition Program and the Second 2009 Special Attrition Program; offset by a net increase of $86 million related to Canadian salaried workforce reductions and other restructuring initiatives in Canada;

•	Separation charges of $250 million for a U.S. salaried severance program to allow 6,000 terminated employees to receive ongoing wages and benefits for up to 12 months; and

•	Postemployment benefit charges in Canada of $38 million related to 380 hourly employees who participated in a special attrition program at the Oshawa Facility.

GME recorded charges, interest accretion and other, and revisions to estimates of $31 million in the period January 1, 2009 through July 9, 2009 primarily related to separation charges for early retirement programs and additional liability adjustments, primarily in Germany.

GMIO recorded charges, interest accretion and other, and revisions to estimates of $74 million in the period January 1, 2009 through July 9, 2009 for separation programs primarily related to the following initiatives:

•	Separation charges of $48 million related to voluntary and involuntary separation programs in South America affecting 3,300 salaried and hourly employees; and

•	Separation charges in Australia of $19 million related to a facility idling. The program affects employees who left through December 2009.

The following table summarizes GMNA’s restructuring reserves related to dealer wind-down agreements in the period January 1, 2009 through July 9, 2009 (dollars in millions):

	Predecessor
	U.S.	Canada and Mexico	Total
Balance at January 1, 2009	$—	$—	$—
Additions	398	120	518
Payments	—	(2)	(2)
Effect of foreign currency	—	—	—

Balance at July 9, 2009	$398	$118	$516

The following table summarizes Old GM’s restructuring reserves and charges by segment, including postemployment benefit reserves and charges in the three months ended September 30, 2008 (dollars in millions):

	Predecessor
	GMNA	GME	GMIO	Total
Balance at July 1, 2008	$1,789	$576	$66	$2,431
Additions	527	18	33	578
Interest accretion and other	13	15	—	28
Payments	(304)	(65)	(14)	(383)
Revisions to estimates	129	1	—	130
Effect of foreign currency	(25)	(48)	(9)	(82)

Balance at September 30, 2008	$2,129	$497	$76	$2,702

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes Old GM’s restructuring reserves and charges by segment, including postemployment benefit reserves and charges in the nine months ended September 30, 2008 (dollars in millions):

	Predecessor
	GMNA	GME	GMIO	Total
Balance at January 1, 2008	$868	$580	$4	$1,452
Additions	1,862	231	103	2,196
Interest accretion and other	26	37	—	63
Payments	(632)	(319)	(19)	(970)
Revisions to estimates	46	(20)	(3)	23
Effect of foreign currency	(41)	(12)	(9)	(62)

Balance at September 30, 2008	$2,129	$497	$76	$2,702

GMNA recorded charges, interest accretion and other, and revisions to estimates of $669 million and $1.9 billion in the three and nine months ended September 30, 2008 primarily due to postemployment benefit costs of $516 million and $1.8 billion. The postemployment benefit costs were comprised of $470 million and $1.4 billion related to previously announced capacity actions and $46 million and $407 million due to the 2008 IUE-CWA and the 2008 UAW Special Attrition Programs. At September 30, 2008 the postemployment benefit reserve reflected estimated future wages and benefits for 15,700 employees at idled or to be idled facilities and 3,200 employees subject to various attrition programs announced in 2008.

GME recorded charges, interest accretion and other, and revisions to estimates of $34 million and $248 million in the three and nine months ended September 30, 2008 for separation programs including the following initiatives:

•

Separation charges in Germany of $22 million and $124 million in the three and nine months ended September 30, 2008. These charges and adjustments were primarily related to early retirement programs, along with additional minor separations;

•	Separation charges in Belgium of $9 million and $106 million in the three and nine months ended September 30, 2008 related to previously announced programs; and

•	Separation charges of $3 million and $18 million in the three and nine months ended September 30, 2008 related to previously announced programs in France, Sweden, the United Kingdom and Portugal.

GMIO recorded charges, interest accretion and other, and revisions to estimates of $33 million and $100 million in the three and nine months ended September 30, 2008 primarily related to separation charges in Brazil, South Africa and Chile, and a previously announced facility idling and a salaried employee early retirement program in Australia.

Note 18. Impairments

The carrying amount of long-lived assets to be held and used is periodically reviewed when events and circumstances warrant. If the carrying amount of a long-lived asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying amount exceeds fair value. Fair value is determined based on valuation techniques using the best information that is available, and may include quoted market prices, market comparables, and discounted cash flow projections. Product-specific assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs. Impairment charges related to long-lived assets are recorded in Cost of sales. Refer to Note 17 for additional detail on restructuring and other initiatives.

Equipment on operating leases is comprised of vehicle leases to retail customers with original lease terms of up to 48 months and vehicles leased to rental car companies, with lease terms which average 11 months or less.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amount of equipment on operating leases is periodically reviewed for impairment when events and circumstances warrant. Residual values for equipment on operating leases are determined based on current auction proceeds in the United States and Canada and forecasted auction proceeds outside of the United States and Canada when there is a reliable basis to make such a determination. If the carrying amount is considered impaired, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the anticipated cash flows, including estimated residual values. Impairment charges related to Equipment on operating leases, net are recorded in Cost of sales.

An evaluation is made monthly to determine if unrealized losses related to investments in debt and equity securities are other than temporary. Factors considered in determining whether a loss on a debt security is other than temporary include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and the intent to sell, or be forced to sell, the security before any anticipated recovery. Prior to April 1, 2009 Old GM considered the ability and intent to hold the investment for a sufficient period of time to allow for any anticipated recovery. Factors considered in determining whether a loss on an equity security is other than temporary include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and the ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If losses are determined to be other than temporary, the loss is recorded and the investment carrying amount is adjusted to a revised fair value. Other than temporary impairment charges related to debt and equity securities are recorded in Interest income and other non-operating income, net. Refer to Note 16 for additional information on marketable securities and financial instruments measured at fair value on a recurring basis.

As a result of the adoption of ASC 820-10 in January 2009, fair value disclosures related to nonfinancial assets and liabilities measured on a nonrecurring basis for the periods January 1, 2009 through July 9, 2009 and July 10, 2009 through September 30, 2009 are subsequently discussed.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes impairment charges (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
GMNA
Intangible assets	$21	$—	$—	$—	$—
Product-specific tooling assets	—	—	278	—	—
Cancelled powertrain programs	—	—	42	—	—
Equity and cost method investments	—	—	28	—	—
Vehicles leased to rental car companies	—	—	11	—	—
Automotive retail leases (a)	—	—	—	—	166
Other than temporary impairment charges on debt and equity securities (b)	—	—	—	—	29

Total GMNA impairment charges	21	—	359	—	195
GME
Product-specific tooling assets	—	—	237	—	—
Vehicles leased to rental car companies	12	1	36	92	162

Total GME impairment charges	12	1	273	92	162
GMIO
Product-specific tooling assets	1	—	7	—	—
Asset impairment charges related to restructuring initiatives	—	—	—	1	29
Other long-lived assets	—	—	2	—	—

Total GMIO impairment charges	1	—	9	1	29
Corporate
Other than temporary impairment charges on debt and equity securities (b)	—	—	11	—	—
Automotive retail leases	—	—	16	—	105
GMAC Common Membership Interests (c)	—	—	—	—	2,036
GMAC Preferred Membership Interests (c)	—	—	—	251	1,001

Total Corporate impairment charges	—	—	27	251	3,142

Total impairment charges	$34	$1	$668	$344	$3,528

(a)	The nine months ended September 30, 2008 includes an increase in intersegment residual support and risk sharing reserves of $166 million recorded as a reduction of revenue in GMNA.

(b)	Refer to Note 16 for additional information on marketable securities and financial instruments measured at fair value on a recurring basis. The impairment charges were recorded in Interest income and other non-operating income, net.

(c)	Prior to June 30, 2009 impairment charges related to Old GM’s investment in GMAC Common and Preferred Membership Interests were recorded in Equity in income (loss) of and disposition of interest in GMAC and Interest income and other non-operating income, net. Effective June 30, 2009 the investment in GMAC is accounted for as a cost basis investment and therefore subsequent impairment charges will be recorded in Interest income and Other non-operating income, net.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize assets measured at fair value (all of which utilized Level 3 inputs) on a nonrecurring basis subsequent to initial recognition (dollars in millions):

		Fair Value Measurements Using
	Successor
	Period Ended September 30, 2009 (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	July 10, 2009 Through September 30, 2009 Total Losses
Product-specific tooling assets	$—	—	—	$—	$(1)
Vehicles leased to rental car companies	$543	—	—	$543	$(12)
Intangible assets	$—	—	—	$—	$(21)

					$(34)

(a)	Amounts represent the fair value measure (or range of measures) during the period.

		Fair Value Measurements Using
	Predecessor
	Period Ended July 9, 2009 (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	January 1, 2009 Through July 9, 2009 Total Losses
Product-specific tooling assets (b)	$0 – 85	—	—	$0 – 85	$(522)
Cancelled powertrain programs	$—	—	—	$—	(42)
Other long-lived assets	$—	—	—	$—	$(2)
Equity and cost method investments (other than GMAC)	$—	—	—	$—	$(28)
Vehicles leased to rental car companies (c)	$539 – 2,057	—	—	$539 – 2,057	$(47)
Automotive retail leases	$1,519	—	—	$1,519	$(16)

					$(657)

(a)	Amounts represent the fair value measure (or range of measures) during the period.

(b)	In the first quarter we recorded impairment charges of $285 million to write down product-specific tooling assets to their fair value of $85 million. In the second quarter we recorded impairment charges of $237 million to write down product-specific tooling assets to their fair value of $0.

(c)	In the first quarter we recorded impairment charges of $29 million to write down vehicles leased to rental car companies to their fair value $2.1 billion. In the second quarter we recorded impairment charges of $17 million to write down vehicles leased to rental car companies to their fair value of $543 million. In the period July 1, 2009 through July 9, 2009 we recorded impairment charges of $1 million to write down vehicles leased to rental car companies to their fair value of $539 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements Using
	Predecessor
	Nine Months Ended September 30, 2008 (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2008 Total Losses
GMAC Common Membership interests (b)	$3,454 – 5,391	—	—	$3,454 – 5,391	$(2,036)
GMAC Preferred Membership interests (c)	$43-902	—	—	$43-902	$(1,001)

					$(3,037)

(a)	Amounts represent the fair value measure (or range of measures) during the period.

(b)	In the first quarter we recorded an impairment charge of $1.3 billion to write down our investment in GMAC Common Membership Interests to its fair value of $5.4 billion. In the second quarter we recorded an impairment charge of $726 million to write down our investment in GMAC Common Membership Interests to its fair value of $3.5 billion.

(c)	In the first quarter we recorded an impairment charge of $142 million to write down our investment in GMAC Preferred Membership Interests to its fair value of $902 million. In the second quarter we recorded an impairment charge of $608 million to write down our investment in GMAC Preferred Membership Interests to its fair value of $294 million. In the third quarter we recorded an impairment charge of $251 million to write down our investment in GMAC Preferred Membership Interests to its fair value of $43 million.

GM

July 10, 2009 Through September 30, 2009

GMNA

Intangible assets related to product-specific technology were adjusted to their fair value, resulting in impairment charges of $21 million in the period July 10, 2009 through September 30, 2009. Fair value measurements utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to the technology.

GMNA recorded contract cancellation charges of $77 million related to the cancellation of certain product programs.

GME

Equipment on operating leases, net comprised of vehicles leased to rental car companies were adjusted to their fair value, resulting in impairment charges of $12 million in the period July 10, 2009 through September 30, 2009. Fair value measurements utilized projected cash flows from vehicle sales at auctions.

Old GM

January 1, 2009 Through July 9, 2009

GMNA

Product-specific tooling assets were adjusted to their fair value at the time of impairment, resulting in impairment charges of $278 million in the period January 1, 2009 through July 9, 2009. Fair value measurements utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to the assets involved.

Cancelled powertrain programs were adjusted to their fair value at the time of impairment, resulting in impairment charges of $42 million in the period January 1, 2009 through July 9, 2009. Fair value measurements utilized discounted projected cash flows.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMNA recorded contract cancellation charges of $157 million related to the cancellation of certain product programs.

CAMI Automotive Inc. (CAMI), at the time an equity method investee, was adjusted to its fair value, resulting in an impairment charge of $28 million in the three months ended March 31, 2009. The fair value measurement utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to the investee. In March 2009 Old GM determined that due to changes in contractual arrangements, CAMI became a VIE and Old GM was the primary beneficiary, and therefore CAMI was consolidated.

Equipment on operating leases, net comprised of vehicles leased to rental car companies were adjusted to their fair value at the time of impairment, resulting in impairment charges of $11 million in the period January 1, 2009 through July 9, 2009. Fair value measurements utilized projected cash flows from vehicle sales at auction.

GME

Product-specific tooling assets were adjusted to their fair value at the time of impairments, resulting in impairment charges of $237 million in the period January 1, 2009 through July 9, 2009. Fair value measurements utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to the assets involved.

GME recorded contract cancellation charges of $12 million related to the cancellation of certain product programs.

Equipment on operating leases, net comprised of vehicles leased to rental car companies were adjusted to their fair value at the time of impairment, resulting in impairment charges of $1 million and $36 million in the periods July 1, 2009 through July 9, 2009 and January 1, 2009 through July 9, 2009. Fair value measurements utilized projected cash flows from vehicles sales at auctions.

GMIO

Product-specific tooling assets were adjusted to their fair value at the time of impairments, resulting in impairment charges of $7 million in the period January 1, 2009 through July 9, 2009. Fair value measurements utilized certain Level 3 inputs, which included projected cash flows discounted at a rate commensurate with the perceived business risks related to the assets involved.

GMIO recorded contract cancellation charges of $8 million related to the cancellation of certain product programs.

Corporate

Automotive retail leases were adjusted to their fair value at the time of impairment, resulting in impairment charges of $16 million in the period January 1, 2009 through July 9, 2009. Fair value measurements utilized discounted projected cash flows from lease payments and anticipated future auction proceeds.

Three and Nine Months Ended September 30, 2008

Investments in GMAC Common and Preferred Membership Interests

As discussed in more detail in Old GM’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC and as updated by the Form 8-K filed by Old GM on May 14, 2009, Old GM evaluated its investments in GMAC Common and Preferred Membership Interests and determined that they were impaired and that such impairments were other than temporary in the three and nine months ended September 30, 2008. Old GM recorded impairment charges related to investments in GMAC Common Membership Interests of $2.0 billion in the nine months ended September 30, 2008. Old GM recorded impairment charges on its investments in GMAC Preferred Membership Interests of $251 million and $1.0 billion in the three and nine months ended September 30, 2008.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share have been computed by dividing Net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period.

The following table summarizes basic and diluted earnings (loss) per share (in millions, except for per share amounts):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Basic
Net income (loss) attributable to common stockholders (a)	$(2.20)	$209.49	$178.63	$(4.47)	$(37.58)
Weighted-average common shares outstanding	413	611	611	571	568
Diluted
Net income (loss) attributable to common stockholders (a)	$(2.20)	$209.38	$178.55	$(4.47)	$(37.58)
Weighted-average common shares outstanding	413	611	611	571	568

(a)	The period July 10, 2009 through September 30, 2009 includes accumulated but unearned dividends of $9 million on Series A Preferred Stock, which reduces Net income (or increases Net loss) attributable to common stockholders and excludes dividends of $105 million on Series A Preferred Stock, which were paid to the New VEBA prior to September 30, 2009. The 260 million shares of Series A Preferred Stock issued to the New VEBA were not considered outstanding for accounting purposes until December 31, 2009 due to the terms of the 2009 Revised UAW Settlement Agreement.

GM

Due to our net loss in the period July 10, 2009 through September 30, 2009 the assumed exercise of warrants outstanding had an antidilutive effect and were therefore excluded from the computation of diluted loss per share. The number of such warrants not included in the computation of diluted loss per share was 91 million in the period July 10, 2009 through September 30, 2009.

In connection with the 363 Sale, we issued 88 million shares of our common stock to the New VEBA, which were not considered outstanding for accounting purposes until December 31, 2009 as they did not qualify as plan assets. Because these shares were not outstanding until December 31, 2009 they were not included in the calculation of the weighted-average common shares outstanding. Refer to Note 12 for additional information on the 2009 Revised UAW Settlement Agreement.

Under the Purchase Agreement, we are obligated to issue Adjustment Shares in the event that allowed general unsecured claims against MLC, as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum Adjustment Shares equate to 2% (or 10 million shares) of our common stock. The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum number of Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. We determined that it is probable that general unsecured claims allowed against MLC will ultimately exceed $35.0 billion by at least $2.0 billion. In that circumstance, under the terms of the Purchase Agreement, we would be required to issue 2.9 million Adjustment Shares to MLC as an adjustment to the purchase price. These Adjustment Shares were excluded from the computation of loss per share as they were not issued or outstanding at September 30, 2009, however, they may be dilutive in the future.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Old GM

In the periods July 1, 2009 through July 9, 2009 and January 1, 2009 through July 9, 2009 diluted earnings per share included the potential effect of the assumed exercise of certain stock options. The total number of stock options and warrants that were excluded in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares was 207 million and 208 million in the periods July 1, 2009 through July 9, 2009 and January 1, 2009 through July 9, 2009.

Due to Old GM’s net losses for the three and nine months ended September 30, 2008, the assumed exercise of stock options and warrants had an antidilutive effect and therefore was excluded from the computation of diluted loss per share. The number of such options and warrants not included in the computation of diluted loss per share was 101 million and 107 million for the three and nine months ended September 30, 2008.

No shares potentially issuable to satisfy the in-the-money amount of Old GM’s convertible debentures have been included in the computation of diluted earnings (loss) per share for the periods July 1, 2009 through July 9, 2009 and January 1, 2009 through July 9, 2009 and for the three and nine months ended September 30, 2008 as the conversion options in various series of convertible debentures were not in-the-money.

Note 20. Transactions with GMAC

Old GM entered into various operating and financing arrangements with GMAC as more fully discussed in Old GM’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC and as updated by the Form 8-K filed by Old GM on May 14, 2009. In connection with the 363 Sale, we assumed the terms and conditions of these agreements as more fully discussed in our 2009 10-K. The following tables describe the financial statement effects of and maximum obligations under these agreements (dollars in millions):

	Successor	Predecessor
	September 30, 2009	December 31, 2008
Operating lease residuals
Residual support (a)
Liabilities recorded	$445	$705
Maximum obligation	$1,249	$1,432
Risk sharing (a)
Liabilities recorded	$443	$1,233
Maximum obligation	$1,491	$1,724
Note payable to GMAC (b)	$35	$35
Vehicle repurchase obligations (c)
Maximum obligations	$15,207	$19,836
Fair value of guarantee	$50	$8

(a)	Represents liabilities recorded and maximum obligations for agreements entered into prior to December 31, 2008. Agreements entered into in 2009 do not include residual support or risk sharing programs.

(b)	GMAC retained an investment in a note, which is secured by certain automotive retail leases.

(c)	In May 2009 Old GM and GMAC agreed to expand Old GM’s repurchase obligations for GMAC financed inventory at certain dealers in Europe, Brazil and Mexico. In November 2008 Old GM and GMAC agreed to expand Old GM’s repurchase obligations for GMAC financed inventory at certain dealers in the United States and Canada. The maximum potential amount of future payments required to be made under this guarantee would be based on the repurchase value of total eligible vehicles financed by GMAC in dealer stock. The total exposure of repurchased vehicles would be reduced to the extent vehicles are able to be resold to another dealer. The fair value of the guarantee considers the likelihood of dealers terminating and the estimated loss exposure for the ultimate disposition of vehicles.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Marketing incentives and operating lease residual payments (a)	$387	$—	$601	$1,189	$3,177
Exclusivity fee revenue	$23	$2	$52	$26	$79
Royalty income	$3	$—	$8	$4	$12

(a)	Payments to GMAC related to U.S. marketing incentive and operating lease residual programs. Excludes payments to GMAC related to the contractual exposure limit.

Balance Sheet

The following table summarizes the balance sheet effects of transactions with GMAC (dollars in millions):

	Successor	Predecessor
	September 30, 2009	December 31, 2008
Assets
Accounts and notes receivable, net (a)	$903	$661
Restricted cash and marketable securities (b)	$662	$481
Other assets (c)	$28	$3
Liabilities
Accounts payable (d)	$115	$294
Short-term debt and current portion of long-term debt (e)	$1,098	$2,295
Accrued expenses and other liabilities (f)	$907	$569
Long-term debt (g)	$60	$101
Other non-current liabilities (h)	$563	$1,389

(a)	Represents wholesale settlements due from GMAC, amounts owed by GMAC with respect to automotive retail leases and receivables for exclusivity fees and royalties.

(b)	Represents certificates of deposit purchased from GMAC that are pledged as collateral for certain guarantees provided to GMAC in Brazil in connection with dealer floor plan financing.

(c)	Primarily represents distributions due from GMAC on our investments in GMAC preferred stock and Preferred Membership Interests.

(d)	Primarily represents amounts billed to us and Old GM and payable related to incentive programs.

(e)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which Old GM owned and which we subsequently purchased or in which we have and Old GM had an equity interest. In addition, it includes borrowing arrangements with various foreign locations and arrangements related to GMAC’s funding of company-owned vehicles, rental car vehicles awaiting sale at auction and funding of the sale of vehicles to which title is retained while the vehicles are consigned to GMAC or dealers, primarily in the United Kingdom. Financing remains outstanding until the title is transferred to the dealers. This amount also includes the short-term portion of a note payable related to automotive retail leases.

(f)	Primarily represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by GMAC in North America. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and amounts owed under lease pull-ahead programs. In addition it includes interest accrued on the transactions in (e) above.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Primarily represents the long-term portion of term loans from GMAC to certain consolidated dealerships and a note payable with respect to automotive retail leases.

(h)	Primarily represents long-term portion of liabilities for marketing incentives on vehicles financed by GMAC.

Statement of Operations

The following table summarizes the income statement effects of transactions with GMAC (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net sales and revenue (reduction) (a)	$(205)	$30	$207	$1,057	$(1,128)
Cost of sales and other expenses (b)	$68	$1	$180	$180	$570
Interest income and other non-operating income, net (c)	$62	$7	$166	$94	$266
Interest expense (d)	$51	$5	$100	$61	$176
Servicing expense (e)	$3	$—	$16	$16	$66
Derivative gains (losses) (f)	$(1)	$—	$(2)	$(4)	$(5)

(a)	Primarily represents the increase (reduction) in net sales and revenues for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by GMAC. This includes the estimated amount of residual support accrued under residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to GMAC for employee and governmental lease programs and third party resale purposes.

(b)	Primarily represents cost of sales on the sale of vehicles to GMAC for employee and governmental lease programs and third party resale purposes. Also includes miscellaneous expenses on services performed by GMAC.

(c)	Represents income on our investments in GMAC preferred stock and Preferred Membership Interests, exclusivity and royalty fee income and reimbursements by GMAC for certain services provided to GMAC. Included in this amount is rental income related to GMAC’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires in November 2016.

(d)	Represents interest incurred on term loans, notes payable and wholesale settlements.

(e)	Represents servicing fees paid to GMAC on certain automotive retail leases.

(f)	Represents amounts recorded in connection with a derivative transaction entered into with GMAC as the counterparty.

Note 21. Transactions with MLC

In connection with the 363 Sale, we and MLC entered into a Transition Services Agreement (TSA), pursuant to which, among other things, we provide MLC with certain transition services and support functions in connection with their operation and ultimate liquidation in bankruptcy. MLC is required to pay the applicable usage fees specified with respect to various types of services under the TSA. The obligation to provide services under the TSA will terminate on the applicable dates specified in the agreement with respect to each such service, the latest such date being December 31, 2013. Types of services we provide under the TSA include: (1) property management; (2) assistance in idling certain facilities; (3) provisions of access rights and storage of personal property at certain facilities; (4) security; (5) administrative services including accounting, treasury and tax; (6) purchasing; (7) information systems and services support; (8) communication services to the public; and (9) splinter union services including payroll and benefits administration. Services MLC provides to us under the TSA include: (1) provisions of access rights and storage of personal property

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at certain facilities; (2) assistance in obtaining certain permits and consents to permit us to own and operate purchased assets in connection with the 363 Sale; (3) allowing us to manage and exercise our rights under the TSA; and (4) use of certain real estate and equipment while we are in negotiation to assume or renegotiate certain leases or enter into agreements to purchase certain lease-related assets.

Statement of Operations

The following table summarizes the income statement effects of transactions with MLC (dollars in millions):

Successor
July 10, 2009 Through September 30, 2009
Cost of sales (a)	$(5)
Interest income and other non-operating income, net	$1

(a)	Primarily related to royalty income partially offset by reimbursements for engineering expenses incurred by MLC.

Balance Sheet

The following table summarizes the balance sheet effects of transactions with MLC (dollars in millions):

Successor
September 30, 2009
Accounts and notes receivable, net (a)	$17
Other assets	$3
Accounts payable (a)	$48
Accrued expenses and other liabilities	$8

(a)	Primarily related to the purchase and sale of component parts.

Cash Flow

The following table summarizes the cash flow effects of transactions with MLC (dollars in millions):

Successor
July 10, 2009 Through September 30, 2009
Operating (a)	$(26)
Financing (b)	$(29)

(a)	Primarily includes payments to and from MLC related to the purchase and sale of component parts.

(b)	Funding provided to the facility in Strasbourg, France, that MLC retained. We have reserved $70 million against the advanced amounts.

Note 22. Segment Reporting

We develop, produce and market cars, trucks and parts worldwide. We do so through our three segments: General Motors North America (GMNA), General Motors Europe (GME) and General Motors International Operations (GMIO).

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all of the cars, trucks and parts produced are marketed through retail dealers in North America and through distributors and dealers outside of North America, the substantial majority of which are independently owned.

In addition to the products sold to dealers for consumer retail sales, cars and trucks are also sold to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. Sales to fleet customers are completed through the network of dealers and in some cases sold directly to fleet customers. Retail and fleet customers can obtain a wide range of after sale vehicle services and products through the dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories and extended service warranties.

GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the following core brands:

• Buick	• Cadillac	• Chevrolet	• GMC

The demands of customers outside of North America are primarily met with vehicles developed, manufactured and/or marketed under the following brands:

• Buick	• Daewoo	• Holden	• Opel
• Cadillac	• GMC	• Isuzu	• Vauxhall
• Chevrolet

At September 30, 2009 we also had equity ownership stakes directly or indirectly through various regional subsidiaries, including GM Daewoo Auto & Technology Co. (GM Daewoo), Shanghai General Motors Co., Ltd. (SGM), SAIC-GM-Wuling Automobile Co., Ltd. (SGMW), and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). These companies design, manufacture and market vehicles under the following brands:

• Buick	• Daewoo	• GMC	• Jiefang
• Cadillac	• FAW	• Holden	• Wuling
• Chevrolet

Nonsegment operations are classified as Corporate. Corporate includes investments in GMAC, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, certain nonsegment specific revenues and expenses, including costs related to the Delphi Benefit Guarantee Agreements and a portfolio of automotive retail leases.

All intersegment balances and transactions have been eliminated in consolidation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize key financial information by segment (dollars in millions):

	Successor
	GMNA	GME	GMIO	Eliminations	Corporate	Total
At and For the Period July 10, 2009 Through September 30, 2009
Sales
External customers	$13,871	$5,186	$6,003	$—	$—	$25,060
Intersegment	280	52	391	(723)	—	—

Total sales	14,151	5,238	6,394	(723)	—	25,060
Other revenue	—	—	—	—	87	87

Total net sales and revenue	$14,151	$5,238	$6,394	$(723)	$87	$25,147

Income (loss) attributable to stockholders before interest and income taxes	$(1,377)	$9	$460	$(43)	$210	$(741)
Interest income	—	—	—	—	109	109
Interest expense	—	—	—	—	365	365

Income (loss) attributable to stockholders before income taxes	(1,377)	9	460	(43)	(46)	(997)
Income tax expense (benefit)	—	—	—	—	(139)	(139)

Net income (loss) attributable to stockholders	$(1,377)	$9	$460	$(43)	$93	$(858)

Equity in net assets of nonconsolidated affiliates	$18	$262	$5,785	$—	$23	$6,088
Total assets	$82,862	$21,383	$24,123	$(23,012)	$38,988	$144,344
Goodwill	$26,348	$3,358	$927	$—	$—	$30,633
Expenditures for property	$448	$281	$150	$—	$2	$881
Depreciation, amortization and impairment	$1,348	$401	$170	$—	$66	$1,985
Equity income (loss), net of tax	$(5)	$7	$203	$—	$(1)	$204

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMNA	GME	GMIO	Eliminations	Corporate	Total
At and For the Period July 1, 2009 Through July 9, 2009
Sales
External customers	$501	$610	$519	$—	$—	$1,630
Intersegment	(74)	(3)	23	54	—	—

Total sales	427	607	542	54	—	1,630
Other revenue	—	—	—	—	7	7

Total net sales and revenue	$427	$607	$542	$54	$7	$1,637

Income (loss) attributable to stockholders before interest, reorganization gains and income taxes	$(640)	$(113)	$(261)	$43	$(137)	$(1,108)
Interest income	—	—	—	—	10	10
Interest expense	—	—	—	—	823	823
Reorganization gains, net (a)	—	—	—	—	129,312	129,312

Income (loss) attributable to stockholders before income taxes	(640)	(113)	(261)	43	128,362	127,391
Income tax expense (benefit)	—	—	—	—	(607)	(607)

Net income (loss) attributable to stockholders	$(640)	$(113)	$(261)	$43	$128,969	$127,998

Expenditures for property	$329	$28	$22	$—	$4	$383
Depreciation, amortization and impairment	$437	$114	$12	$—	$6	$569
Equity income (loss), net of tax	$7	$(1)	$8	$—	$1	$15
Significant non-cash (gains)
Reorganization gains, net (a)	$—	$—	$—	$—	$(129,312)	$(129,312)
Reversal of valuation allowances against deferred tax assets	—	—	—	—	(751)	(751)

Total significant non-cash (gains)	$—	$—	$—	$—	$(130,063)	$(130,063)

(a)	Refer to Note 2 for additional information on Reorganization gains, net.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMNA	GME	GMIO	Eliminations	Corporate	Total
At and For the Period January 1, 2009 Through July 9, 2009
Sales
External customers	$23,490	$12,419	$10,878	$—	$—	$46,787
Intersegment	701	171	800	(1,672)	—	—

Total sales	24,191	12,590	11,678	(1,672)	—	46,787
Other revenue	—	—	—	—	328	328

Total net sales and revenue	$24,191	$12,590	$11,678	$(1,672)	$328	$47,115

Income (loss) attributable to stockholders before interest, reorganization gains and income taxes	$(11,092)	$(2,823)	$(956)	$102	$899	$(13,870)
Interest income	—	—	—	—	183	183
Interest expense	—	—	—	—	5,428	5,428
Reorganization gains, net(a)	—	—	—	—	128,155	128,155
Loss on extinguishment of debt	—	—	—	—	(1,088)	(1,088)

Income (loss) attributable to stockholders before income taxes	(11,092)	(2,823)	(956)	102	122,721	107,952
Income tax expense (benefit)	—	—	—	—	(1,166)	(1,166)

Net income (loss) attributable to stockholders	$(11,092)	$(2,823)	$(956)	$102	$123,887	$109,118

Expenditures for property	$2,282	$830	$381	$—	$24	$3,517
Depreciation, amortization and impairment	$4,759	$1,496	$476	$—	$142	$6,873
Equity in income (loss) of and disposition of interest in GMAC	$—	$—	$—	$—	$1,380	$1,380
Equity income (loss), net of tax	$(277)	$30	$307	$—	$1	$61
Significant non-cash charges (gains)
Gain on extinguishment of debt	$—	$—	$—	$—	$(906)	$(906)
Loss on extinguishment of UST GMAC Loan	—	—	—	—	1,994	1,994
Gain on conversion of UST GMAC Loan	—	—	—	—	(2,477)	(2,477)
Reorganization gains, net (a)	—	—	—	—	(128,563)	(128,563)
Reversal of valuation allowances against deferred tax assets	—	—	—	—	(751)	(751)
Impairment charges related to equipment on operating leases	11	36	—	—	16	63
Impairment charges related to long- lived assets	320	237	9	—	—	566

Total significant non-cash charges (gains)	$331	$273	$9	$—	$(130,687)	$(130,074)

(a)	Refer to Note 2 for additional information on Reorganization gains, net.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMNA	GME	GMIO	Eliminations	Corporate	Total
At and For the Three Months Ended September 30, 2008
Sales
External customers	$21,529	$7,115	$8,859	$—	$—	$37,503
Intersegment	1,015	367	1,273	(2,655)	—	—

Total sales	22,544	7,482	10,132	(2,655)	—	37,503
Other revenue	—	—	—	—	305	305

Total net sales and revenue	$22,544	$7,482	$10,132	$(2,655)	$305	$37,808

Income (loss) attributable to stockholders before interest and income taxes	$620	$(958)	$473	$(48)	$(2,127)	$(2,040)
Interest income	—	—	—	—	108	108
Interest expense	—	—	—	—	595	595
Gain on extinguishment of debt	—	—	—	—	43	43

Income (loss) attributable to stockholders before income taxes	620	(958)	473	(48)	(2,571)	(2,484)
Income tax expense (benefit)	—	—	—	—	68	68

Net income (loss) attributable to stockholders	$620	$(958)	$473	$(48)	$(2,639)	$(2,552)

Equity in net assets of nonconsolidated affiliates	$539	$354	$1,420	$—	$1,987	$4,300
Total assets	$67,548	$28,587	$23,151	$(71,326)	$62,426	$110,386
Expenditures for property	$635	$447	$304	$—	$16	$1,402
Depreciation, amortization and impairment	$1,273	$447	$210	$—	$38	$1,968
Equity in income (loss) of and disposition of interest in GMAC	$—	$—	$—	$—	$(1,235)	$(1,235)
Equity income (loss), net of tax	$(22)	$13	$58	$—	$1	$50
Significant non-cash charges (gains)
Net curtailment gain related to finalization of Settlement Agreement	$(4,901)	$—	$—	$—	$—	$(4,901)
Impairment charges related to investment in GMAC Preferred Membership Interests	—	—	—	—	251	251
Impairment charges related to equipment on operating leases	—	92	—	—	—	92
Salaried post-65 healthcare settlement	1,704	—	—	—	—	1,704

Total significant non-cash charges (gains)	$(3,197)	$92	$—	$—	$251	$(2,854)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMNA	GME	GMIO	Eliminations	Corporate	Total
At and For the Nine Months Ended September 30, 2008
Sales
External customers	$64,579	$26,270	$26,271	$—	$—	$117,120
Intersegment	2,328	1,700	3,516	(7,544)	—	—

Total sales	66,907	27,970	29,787	(7,544)	—	117,120
Other revenue	—	—	—	—	1,081	1,081

Total net sales and revenue	$66,907	$27,970	$29,787	$(7,544)	$1,081	$118,201

Income (loss) attributable to stockholders before interest and income taxes	$(8,800)	$(782)	$1,547	$(63)	$(10,599)	$(18,697)
Interest income	—	—	—	—	553	553
Interest expense	—	—	—	—	2,217	2,217
Gain on extinguishment of debt	—	—	—	—	43	43

Income (loss) attributable to stockholders before income taxes	(8,800)	(782)	1,547	(63)	(12,220)	(20,318)
Income tax expense (benefit)	—	—	—	—	1,029	1,029

Net income (loss) attributable to stockholders	$(8,800)	$(782)	$1,547	$(63)	$(13,249)	$(21,347)

Expenditures for property	$3,109	$1,056	$843	$—	$519	$5,527
Depreciation, amortization and impairment	$3,803	$1,434	$712	$—	$559	$6,508
Equity in income (loss) of and disposition of interest in GMAC	$—	$—	$—	$—	$(4,777)	$(4,777)
Equity income (loss), net of tax	$(48)	$47	$310	$—	$1	$310
Significant non-cash charges (gains)
Impairment charges related to investment in GMAC Common Membership Interests	$—	$—	$—	$—	$2,036	$2,036
Impairment charges related to investment in GMAC Preferred Membership Interests	—	—	—	—	1,001	1,001
Net curtailment gain related to finalization of 2008 UAW Settlement Agreement	(4,901)	—	—	—	—	(4,901)
Salaried post-65 healthcare settlement	1,704	—	—	—	—	1,704
CAW settlement	340	—	—	—	—	340
Valuation allowances against deferred tax assets	—	—	—	—	394	394
Gain on extinguishment of debt	—	—	—	—	(43)	(43)
Impairment charges related to equipment on operating leases	166	162	—	—	105	433

Total significant non-cash charges (gains)	$(2,691)	$162	$—	$—	$3,493	$964

Note 23. Subsequent Events

Delphi Master Disposition Agreement

In October 2009 we consummated the transactions contemplated by the DMDA, as more fully described in Note 14. The terms of the DMDA provided a means for Delphi to emerge from bankruptcy and to effectively serve its customers by focusing on its core businesses. The DMDA also enables us to access essential components and steering technologies through the businesses we acquired.

We funded the acquisitions, transaction related costs and settlements of certain pre-existing arrangements through net cash payments of $2.7 billion and assumption of liabilities and wind-down obligations of $120 million. Additionally, we waived our rights

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to $550 million and $300 million previously advanced to Delphi under the advance agreements and the payment terms acceleration agreement and our rights to claims associated with previously transferred pension costs for hourly employees. Of these amounts, we contributed $1.7 billion to New Delphi and paid the PBGC $70 million.

The terms of the DMDA resulted in the settlement of certain obligations related to various commitments accrued as of the transaction date under the Delphi-GM Settlement Agreements. A settlement loss of $127 million and net charges of $49 million were recorded in the three months ended December 31, 2009 upon consummation of the DMDA. Refer to Note 14 for additional information on the Delphi-GM Settlement Agreements.

The following table summarizes the allocation of the consideration provided under the DMDA to its various elements based on their estimated fair values (dollars in millions):

Successor
October 6, 2009
Net cash paid	$2,656
Waived advance agreements, payment terms acceleration agreement and other administrative claims (a)	966
Wind-down obligations and assumed liabilities	120

Total consideration provided	$3,742

Fair value of Nexteer and four facilities	$287
Fair value of Class A Membership Interests in New Delphi	1,912
Separately acquired assets of Delphi	41
Settlement of obligation to PBGC	387
Settlement of other obligations to Delphi	1,066
Expenses of the transaction	49

Allocation of fair value to DMDA elements	$3,742

(a)	Previously advanced amounts of $850 million and value of other administrative claims of $116 million. Refer to Note 14 for additional information on these arrangements with Delphi.

The Class A Membership Interests in New Delphi will be accounted for using the equity method of accounting.

In January 2010 we announced that we intend to pursue a sale of Nexteer. We continue to pursue this process and have not yet entered into a definitive sales agreement.

In addition, in connection with the merger, we entered into amended and restated warrant agreements and a Stockholders Agreement dated as of October 15, 2009, which are substantially identical to our prior warrant agreements and Stockholders Agreement dated as of July 10, 2009. Also in connection with the merger, GMCL entered into an amendment (Canadian Loan Amendment) to the Canadian Loan Agreement. The Canadian Loan Amendment permitted the merger and made certain other modifications to reflect our post-merger corporate structure. The Canadian Loan Amendment also incorporated certain amendments made to the UST Credit Agreement and VEBA Note Agreement in August 2009 so that certain representations about the collateral and disclosure of information, affirmative covenants with respect to financial reporting and notice of investments, negative covenants with respect to incurrence of indebtedness, fundamental changes and agreements restricting liens on assets and events of default are consistent with those in the UST Credit Agreement and the VEBA Note Agreement. Certain of the representations, covenants and defaults applicable to us under the UST Credit Agreement and the VEBA Note Agreement would be applicable to us under the Canadian Loan Agreement. We also entered into an assignment and assumption agreement and amendment to the UST Credit Agreement and an assignment and assumption agreement and amendment to the VEBA Note Agreement in connection with the merger. Pursuant to the respective assignment and amendment agreements, the UST Credit Agreement and the VEBA Note Agreement were amended to reflect our post-merger corporate structure.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Participation in GM Daewoo Equity Rights Offering

In October 2009 we completed our participation in an equity rights offering in GM Daewoo, a majority-owned and consolidated subsidiary, for KRW 491 billion (equivalent to approximately $417 million when entered into). As a result of the participation in the equity rights offering, our ownership interest in GM Daewoo increased from 50.9% to 70.1%. Funds from our unrestricted cash were utilized for this acquisition. GM Daewoo plans to use the proceeds for general corporate purposes, including funding the repayment of maturing debt.

Executive Compensation

In November 2009 we, with the concurrence of the Special Master for TARP Executive Compensation, approved the 2009 Long-Term Incentive Plan. In March 2010, this plan was revised and awards were granted to our executives. Under the revised 2009 Long-Term Incentive Plan, target awards for our senior executive officers and top 100 highly compensated employees are subject to adjustment at the conclusion of the performance period based on the achievement of established performance measures. Awards for all participants, except for certain retirement eligible employees, are subject to forfeiture through the third anniversary of the grant date. Upon reaching the third anniversary of the grant date, payment for the top 25 highly compensated employees will coincide with and be contingent upon the repayment of each 25% GM TARP obligations as required by the Interim Final Rules published by the United States Department of Treasury. Payment for the remaining participants will coincide with and be contingent upon the repayment of the loans to the Canadian and U.S. governments. Awards may be settled in cash, or stock, if settlement occurs subsequent to our initial public offering.

In October 2009 the Special Master for TARP Executive Compensation also concurred with a previously approved Salary Stock Plan for our top 25 highly compensated employees and certain senior executive officers. Under the Salary Stock Plan, a portion of each of these employees’ total annual compensation will be accrued and converted to restricted stock units. Restricted stock units will be settled ratably in one-third increments beginning on the second anniversary of grant with each installment redeemable one year earlier if GM repays its TARP obligations. The Special Master has approved Salary Stock to be redeemed beginning on the first anniversary of grant subsequent to our commencement of loan repayment in December. Awards are not forfeitable and may be settled in cash, or stock, if settlement occurs after our initial public offering.

IUE-CWA and USW Settlement Agreement

In November 2009 the settlement agreement between us, MLC, the IUE-CWA and the USW was approved by the Bankruptcy Court. The approved agreement provides for a measure of retiree health care, life insurance and certain pension benefits we are to provide to certain retirees represented by these unions. Several additional unions representing MLC hourly retirees joined the IUE-CWA and USW settlement agreement with respect to health care and life insurance. Refer to Note 12 for additional information regarding the settlement agreement.

Repayment of UST Loans, Canadian Loan and German Facility

In November 2009 we signed amendments to the UST Credit Agreement and Canadian Loan Agreement to provide for quarterly repayments of our UST Loans and Canadian Loan. Under these amendments, we agreed to make quarterly payments of $1.0 billion and $192 million to the UST and EDC. In December 2009 and March 2010 we made payments of $1.0 billion and $192 million on the UST Loans and Canadian Loan. Upon making such payments, equivalent amounts were released to us from escrow. In the event of an initial public offering of our equity, this payment schedule will be suspended. Consistent with the terms of our original escrow agreement, any excess funds in our escrow accounts on June 30, 2010 must be applied toward the repayment of the UST Loans and Canadian Loan. Any funds remaining in the escrow account after the repayment of the loans will be released to us.

In January 2010 we signed an amendment to the UST Loan Agreement that removed the provision allowing us an extension of up to an additional 12 months from June 30, 2010 to use any excess funds in our escrow accounts toward the repayment of the UST Loans and Canadian Loan.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2009 we also made payments of $140 million to the UST related to the Receivables Program and paid the German Facility in full, extinguishing it. In December 2009 we announced the termination of the Receivables Program, in accordance with its terms, effective in April 2010. At December 31, 2009 the UST had outstanding loans of $150 million to the Receivables Program. In the three months ended March 31, 2010 these loans were paid in full.

Investments in GMAC Common and Preferred Stock

At December 31, 2009 we determined that indicators were present that suggested our investments in GMAC common and preferred stock could be impaired. Such indicators included the continuing deterioration in GMAC’s mortgage operations, as evidenced by the strategic actions GMAC took in December 2009 to position itself to sell certain mortgage assets. These actions resulted in GMAC recording an increase in its provision for loan losses of $2.4 billion in the fourth quarter of 2009. These indicators also included GMAC’s receipt of $3.8 billion of additional financial support from the UST on December 30, 2009, which diluted our investment in GMAC Common Stock from 24.5% to 16.6%.

As a result of these impairment indicators, we evaluated the fair value of our investments in GMAC common and preferred stock and recorded impairment charges of $270 million related to our GMAC common stock to record the investment at its estimated fair value of $970 million. We determined the fair value of these investments using valuation methodologies that were consistent with those we used in our application of fresh-start reporting. In applying these valuation methodologies at December 31, 2009, however, we updated the analyses to reflect changes in market comparables and other relevant assumptions.

2009 Revised UAW Settlement Agreement

At December 31, 2009 we accounted for the termination of our UAW hourly retiree medical plan and Mitigation Plan, under which we agreed that an independent VEBA would be formed to pay certain healthcare costs of UAW hourly retirees and their beneficiaries, as a settlement. The resulting settlement loss of $2.6 billion recorded on December 31, 2009 represented the difference between the sum of the accrued OPEB liability of $10.6 billion and the existing internal VEBA assets of $12.6 billion, and $25.8 billion representing the fair value of the consideration transferred at December 31, 2009, including the contribution of the existing internal VEBA assets. Upon the settlement of the UAW hourly retiree medical plan at December 31, 2009 the VEBA Notes, Series A Preferred Stock, common stock, and warrants contributed to the New VEBA were recorded at fair value and classified as outstanding debt and equity instruments.

Venezuela’s Highly Inflationary Economy

In November 2009 the cumulative inflation of Venezuela’s economy was greater than 100% over a 3-year period. As a result, we considered it to be highly inflationary. We used a blended rate approach, blending Venezuela’s National Consumer Price Index and Consumer Price Index, for purposes of determining the cumulative three-year inflation rate.

Because Venezuela’s economy was deemed to be highly inflationary, our Venezuelan subsidiaries will change their functional currency from the Bolivar Fuerte (BsF), the local currency, to our reporting currency, the U.S. dollar, on January 1, 2010, the first day of the reporting period following the period in which the blended rate exceeded 100%. The translation of our Venezuelan subsidiaries’ financial statements from the BsF to the U.S. dollar will be made at the rate at which dividends are expected to be remitted.

In January 2010 the Venezuelan government announced that the official fixed exchange rate of 2.15 BsF to $1.00 would be changed to a dual rate system that includes a 2.60 BsF to $1.00 essentials rate for food, technology and heavy machine importers and a 4.30 BsF to $1.00 non-essentials rate for all others. This devaluation required remeasurement of our Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities. We used a rate of 4.30 BsF to $1.00 to determine the remeasurement, which resulted in a charge of $25 million recorded in Cost of sales in the three months ended March 31, 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to 2010 our Venezuelan subsidiaries held certain assets and liabilities that were denominated in currencies other than the BsF. For financial reporting purposes, these assets and liabilities were remeasured into BsF at a parallel exchange rate and then translated to the U.S. dollar at the official fixed exchange rate. The parallel exchange rate is a result of the creation of an indirect, parallel foreign currency market in Venezuela that enables entities to use brokers in Venezuela to obtain foreign currency without having to purchase the currency from the Commission for the Administration of Foreign Exchange (CADIVI). As a result of this remeasurement and translation, the asset and liability balances determined for financial reporting purposes differed from the underlying non-BsF denominated values. On January 1, 2010 when our Venezuelan subsidiaries changed their reporting currency to the U.S. dollar, we recorded an insignificant charge due to this difference.

Sale of India Operations

In December 2009 we and SAIC Motor Hong Kong Investment Limited (SAIC) entered into a joint venture (HKJV) to invest in automotive projects outside of markets in China, initially focusing on markets in India. On February 1, 2010 HKJV purchased certain of our operations in India (India Operations), part of our GMIO segment, in exchange for a promissory note due in 2013, the value of which is contingent on the India Operation’s earnings before interest and taxes in the years ending 2010 through 2012.

As a result of the sale agreement, the India Operation’s assets and liabilities were classified as held for sale at December 31, 2009 and were determined to be non-current because we received a promissory note in exchange for the India Operations that will not convert to cash within one year. The India Operation’s total assets of $530 million primarily included cash and cash equivalents, accounts receivable, inventory, and real estate, plants and equipment. Its total liabilities of $270 million primarily included accounts payable and other accrued liabilities.

HUMMER

In February 2010 we announced Tengzhong Heavy Industrial Machinery Co., Ltd. was unable to complete the acquisition of HUMMER. We will now work closely with HUMMER employees, dealers and suppliers to wind-down the business in an orderly and responsible manner.

Sale of Saab

In February 2010 we completed the sale of Saab to Spyker Cars NV. As part of the agreement, Saab and Spyker Cars NV will operate under the Spyker Cars NV umbrella and Spyker Cars NV will assume responsibility for Saab operations. Of the negotiated cash purchase price of $74 million, we received $50 million at closing and will receive the remaining $24 million in July 2010. We also received preference shares in Saab with a face value of $326 million and an estimated fair value that is insignificant. In addition, we received $114 million as a repayment of the DIP financing that we previously provided to Saab during 2009.

Sale of 1% Interest in Shanghai General Motors Co., Ltd.

In February 2010 we sold a 1% ownership interest in SGM to SAIC, reducing our ownership interest to 49%. The sale of the 1% ownership interest to SAIC was predicated on our ability to work with SAIC to put in place a $400 million loan from a commercial bank to us. In exchange for the sale of 1% ownership interest, we primarily received cash and a call option to repurchase the 1% under certain conditions with SAIC having a put option to sell the 1% ownership interest back to us at any time. As part of the loan arrangement SAIC provided a commitment whereby, in the event of default, SAIC will purchase the ownership interest in SGM that we pledged as collateral for the loan. A portion of the proceeds from the sale of the 1% ownership interest will be allocated to the fair value of the credit enhancement provided by SAIC.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Opel/Vauxhall Restructuring Activities

In February 2010 we presented our plan for the long-term viability of our Opel/Vauxhall operations to the German government. Adam Opel is in discussions with several European governments to receive funding support. Our plan includes:

•

Funding requirement estimate of Euro 3.7 billion (equivalent to $5.1 billion) including original estimate of Euro 3.3 billion plus an additional Euro 0.4 billion, requested by European governments, to offset the potential effect of adverse market developments;

•	Financing contributions from us of Euro 1.9 billion (equivalent to $2.6 billion) representing more than 50% of the overall funding requirements;

•	Requested total funding support/loan guarantees from European governments of Euro 1.8 billion (equivalent to $2.5 billion);

•	We plan to make investments in capital and engineering of Euro 11 billion (equivalent to $15.0 billion) over the next five years; and

•

Reduced capacity to adjust to current and forecasted market conditions including headcount reductions of 1,300 employees in sales and administration, 7,000 employees in manufacturing and the idling of our Antwerp, Belgium facility.

With these restructuring initiatives complete, we plan to have 80% of our carlines at an age of three years or less by 2012. This would be accomplished by eight product launches in 2010 and another four product launches in 2011. In addition, we plan to invest Euro 1.0 billion to introduce innovative fuel efficient powertrain technologies including an additional extended-range electric vehicle and introducing battery-electric vehicles in smaller-size segments.

If our Opel/Vauxhall operations cannot secure the government-sponsored financing package above, we would be responsible for its remaining funding requirements and this could have a significant negative effect on our liquidity position. To the extent our liquidity is not available to finance the Opel/Vauxhall operations and we fail to secure government-sponsored financing or other financing, the long term viability of the Opel/Vauxhall operations could be negatively affected.

Patient Protection and Affordable Care Act

The Patient Protection and Affordable Care Act (the Act) was signed into law on March 23, 2010. Certain provisions of the Act eliminate future tax deductions of certain expenditures which were reimbursed under the Medicare Part D retiree drug subsidy program. Elimination of this tax deduction will not significantly affect us, because effective January 1, 2010 we no longer provide actuarially equivalent prescription drug coverage to post-age 65 Medicare-eligible participants, and we have a full valuation allowance against our net deferred tax assets in the U.S. We are in the process of assessing the other provisions of the Act, and have not yet determined whether they will have a material effect on our consolidated financial statements.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and in conjunction with our Annual Report on Form 10-K (2009 10-K), General Motors Corporation’s (Old GM’s) Annual Report on Form 10-K for the year ended December 31, 2008 (2008 10-K) as filed with the Securities and Exchange Commission (SEC). The 2008 10-K was updated by the Form 8-K Old GM filed on May 14, 2009 with respect to certain retrospective changes in the organization and presentation of financial information relative to its operating segments and to reflect the retrospective adoption of certain accounting standards.

Other

Use of Estimates in the Preparation of the Financial Statements

Our and Old GM’s unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

OVERVIEW

General Motors Company

General Motors Company was formed by the United States Department of the Treasury (UST) in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company, which on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation (363 Sale) and changed its name to General Motors Company, is sometimes referred to in this Quarterly Report on Form 10-Q for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM,” and is the successor entity solely for accounting and financial reporting purposes (Successor). General Motors Corporation is sometimes referred to in this Quarterly Report on Form 10-Q, for the periods on or before July 9, 2009, as “Old GM.” Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to the agreement with the SEC Staff, the accompanying consolidated financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes (Predecessor). On July 10, 2009 in connection with the 363 Sale General Motors Corporation changed its name to Motors Liquidation Company, which is sometimes referred to in this Quarterly Report on Form 10-Q, for the periods on or after July 10, 2009, as “MLC.” MLC continues to exist as a distinct legal entity for the sole purpose of liquidating its remaining assets and liabilities.

We develop, produce and market cars, trucks, and parts worldwide. At September 30, 2009 and December 31, 2009 our equity interest in GMAC Inc. (GMAC) was 24.5% and 16.6%. GMAC is accounted for as a cost method investment due to a lack of significant influence over GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage. Refer to “Investment in GMAC” in this MD&A for additional information regarding our equity interest in GMAC.

Old GM Bankruptcy and 363 Sale

Recessions in the United States and Western Europe and a slowdown in economic growth in the rest of the world contributed to significant declines in Old GM’s sales in the three months ended December 31, 2008. As a result, Old GM determined it would be unable to pay its obligations in the normal course of business in 2009 or service its debt in a timely fashion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In December 2008 Old GM requested and received financial assistance from the U.S. government and entered into a loan and security agreement with the UST, which was subsequently amended (UST Loan Agreement). In early 2009 Old GM’s business results and liquidity continued to deteriorate, and, as a result, Old GM obtained additional funding from the UST and Export Development Canada (EDC), a corporation wholly-owned by the government of Canada.

In March 2009 Old GM submitted a plan to the UST that detailed the steps it needed to take to achieve and sustain its long-term viability, international competitiveness and energy efficiency. The President’s Designee determined in March 2009, however, that the plan was not viable and that the plan required substantial revisions. Old GM subsequently submitted a revised plan to the President’s Designee, but Old GM was unable to complete all of the cost reduction and restructuring actions contemplated in the revised plan, which included the satisfactory completion of a debt tender offer.

Old GM’s inability to complete the cost reduction and restructuring actions in its revised plan resulted in significant liquidity constraints and on June 1, 2009 Old GM and certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 (Chapter 11 Proceedings) of the U.S. Bankruptcy Code (Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court).

In connection with the Chapter 11 Proceedings, Old GM entered into a secured super priority debtor-in-possession credit agreement with the UST and EDC (DIP Facility) and received additional funding commitments from EDC to support Old GM’s Canadian operations.

The following table summarizes the total funding and funding commitments Old GM received from the U.S. and Canadian governments and the additional notes Old GM issued related thereto in the period December 31, 2008 through July 9, 2009 (dollars in millions):

Description of Funding Commitment	Funding and Funding Commitments	Additional Notes Issued(a)	Total Obligation
UST Loan Agreement (b)	$19,761	$1,172	$20,933
EDC funding (c)	6,294	161	6,455
DIP Facility	33,300	2,221	35,521

Total	$59,355	$3,554	$62,909

(a)	Old GM did not receive any proceeds from the issuance of these promissory notes, which were issued as additional compensation to the UST and EDC.

(b)	Includes debt of $361 million, which the UST loaned to Old GM under the warranty program.

(c)	Includes approximately $2.4 billion from the EDC Loan Facility received in the period January 1, 2009 through July 9, 2009 and funding commitments of CAD $4.5 billion (equivalent to $3.9 billion when entered into) that were immediately converted into our equity. This funding was received on July 15, 2009.

On July 10, 2009 we completed the acquisition of substantially all of the assets and assumed certain liabilities of Old GM and certain of its direct and indirect subsidiaries (collectively, the Sellers). The 363 Sale was consummated in accordance with the Amended and Restated Master Sale and Purchase Agreement, dated June 26, 2009, as amended, (Purchase Agreement) between us and the Sellers, and pursuant to the Bankruptcy Court’s sale order dated July 5, 2009.

In connection with the 363 Sale, the purchase price paid to Old GM was comprised of:

•

A credit bid in an amount equal to the total of: (1) debt of $19.8 billion under Old GM’s UST Loan Agreement, plus notes of $1.2 billion issued as additional compensation for the UST Loan Agreement, plus interest on such debt Old GM owed as of the closing date of the 363 Sale; and (2) debt of $33.3 billion under Old GM’s DIP Facility, plus notes of $2.2 billion issued as additional compensation for the DIP Facility, plus interest Old GM owed as of the closing date, less debt of $8.2 billion owed under the DIP Facility;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	The UST’s return of the warrants Old GM previously issued to it;

•

The issuance to MLC of 50 million shares (or 10%) of our common stock and warrants to acquire newly issued shares of our common stock initially exercisable for a total of 91 million shares of our common stock (or 15% on a fully diluted basis); and

•	Our assumption of certain specified liabilities of Old GM (including debt of $7.1 billion owed under the DIP Facility).

Under the Purchase Agreement, we are obligated to issue additional shares of our common stock to MLC (Adjustment Shares) in the event that allowed general unsecured claims against MLC, as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum Adjustment Shares equate to 2% (or 10 million shares) of our common stock. The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum number of Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. We determined that it is probable that general unsecured claims allowed against MLC will ultimately exceed $35.0 billion by at least $2.0 billion. In that circumstance, under the terms of the Purchase Agreement, we would be required to issue 2.9 million Adjustment Shares to MLC as an adjustment to the purchase price.

At September 30, 2009 we had $113 million accrued in Other liabilities and deferred income taxes related to this contingent obligation.

Renewed Business Focus

The formation of General Motors Company, in connection with the 363 Sale, has positioned us to achieve profitability with the execution of certain key strategic initiatives. Achieving our goal of returning to profitability includes developing a culture with an increased focus on our customers’ needs and our product quality and design.

Core Brands

Going forward we will focus on four core brands in North America: Chevrolet, Cadillac, Buick and GMC. We anticipate that these four core brands will have a total of 34 U.S. nameplates by the end of 2010. We believe the focus on four core brands will enable us to allocate more resources to each, resulting in improved product, design, quality and marketing.

Operational Structure

To promote a new company culture, we have revised our operational structure to streamline our business and speed our decision making processes in order to respond to customer needs and market demands faster. In order to streamline our business and speed our decision making processes and in anticipation of the sale of our Adam Opel GmbH (Adam Opel) operations, we had revised our operational structure, combining Old GM’s Europe, Latin America/Africa/Middle East and Asia Pacific segments into one segment. In November 2009 our Board of Directors elected to retain sole ownership of the Adam Opel operations. We have therefore determined our current operational structure to be General Motors North America (GMNA), General Motors Europe (GME), and General Motors International Operations (GMIO), which combines Old GM’s Latin America/Africa/Middle East and Asia Pacific segments. We have eliminated our regional strategy boards, as well as two senior leadership forums, the Automotive Strategy Board and the Automotive Product Board. We have instituted a single, smaller executive committee, which meets more frequently and focuses on business results, products, brands and customers. We have revised the segment presentation for all periods presented.

Nonsegment operations are classified as Corporate. Corporate includes our investments in GMAC, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, certain nonsegment specific revenues and expenses, including costs related to the Delphi Benefit Guarantee Agreements (as subsequently defined) and a portfolio of automotive retail leases. The Delphi Benefit Guarantee Agreements require that in the event that Delphi Corporation (Delphi) or its successor companies ceases doing business or becomes subject to financial distress we (previously Old GM) could be liable if Delphi fails to provide certain benefits at the required level.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Investment in GMAC

As part of the approval process for GMAC to obtain Bank Holding Company status in December 2008, Old GM agreed to reduce its ownership in GMAC to less than 10% of the voting and total equity of GMAC by December 24, 2011. Our equity ownership in GMAC was 24.5% at September 30, 2009 and 16.6%, 9.9% of which was held in an independent trust, at December 31, 2009.

In December 2008 Old GM and FIM Holdings, an assignee of Cerberus ResCap Financing LLC, entered into a subscription agreement with GMAC under which each agreed to purchase additional Common Membership Interests in GMAC, and the UST committed to provide Old GM with additional funding in order to purchase the additional interests. In January 2009 Old GM entered into the UST GMAC Loan Agreement pursuant to which it borrowed $884 million (UST GMAC Loan) and utilized those funds to purchase 190,921 Class B Common Membership Interests of GMAC. The UST GMAC Loan was scheduled to mature in January 2012 and bore interest, payable quarterly, at the same rate of interest as the UST Loans. The UST GMAC Loan Agreement was secured by Old GM’s Common and Preferred Membership Interests in GMAC. As part of this loan agreement, the UST had the option to convert outstanding amounts into a maximum of 190,921 shares of GMAC’s Class B Common Membership Interests on a pro rata basis.

In May 2009 the UST exercised this option, the outstanding principal and interest under the UST GMAC Loan was extinguished, and Old GM recorded a net gain of $483 million. The net gain was comprised of a gain on the disposition of GMAC Common Membership Interests of $2.5 billion and, a loss on extinguishment of the UST GMAC Loan of $2.0 billion. After the exchange, Old GM’s ownership was reduced to 24.5% of GMAC’s Common Membership Interests.

GMAC converted its status to a C corporation effective June 30, 2009. At that date, Old GM began to account for its investment in GMAC using the cost method rather than the equity method as Old GM no longer exercised significant influence over GMAC. In connection with GMAC’s conversion into a C corporation, each unit of each class of GMAC Membership Interests was converted into shares of capital stock of GMAC with substantially the same rights and preferences as such Membership Interests. On July 10, 2009 we acquired the investments in GMAC’s common and preferred stocks in connection with the 363 Sale.

In December 2009 the UST made a capital contribution to GMAC of $3.8 billion consisting of the purchase of trust preferred securities of $2.5 billion and mandatory convertible preferred securities of $1.3 billion. The UST also exchanged all of its existing GMAC non-convertible preferred stock for newly issued mandatory convertible preferred securities valued at $5.3 billion. In addition the UST converted mandatory convertible preferred securities valued at $3.0 billion into GMAC common stock. These actions resulted in the dilution of our investment in GMAC common stock from 24.5% to 16.6%, of which 6.7% is held directly and 9.9% is held in an independent trust. Pursuant to previous commitments to reduce influence over and ownership in GMAC, the trustee, who is independent of us, has the sole authority to vote and is required to dispose of all GMAC common stock held in the trust by December 24, 2011.

Strategic Initiatives

The execution of certain strategic initiatives is critical in achieving our goal of sustained future profitability. The following provides a summary of these initiatives and significant results and events.

U.S. Automobile Industry and GMNA

Our U.S. operations represent a substantial portion of our business and attaining future profitability in our U.S. operations is imperative if we are to achieve our worldwide profitability, debt reduction and U.S. market share goals.

Our plan to return our U.S. operations to profitability includes programs that enhance our customer’s interaction at the point of sale through improved dealership operations. The first program, Standards for Excellence, is an initiative focused upon improving sales and customer satisfaction. The program includes an in-store facilitator, process improvement programs and customer research. Incentives are awarded to those dealers that achieve their targets under this program. Participating dealers in this program have

GENERAL MOTORS COMPANY AND SUBSIDIARIES

consistently outperformed non-participating dealers. The second program, Essential Brand Elements, is an initiative focused upon conformance with four critical sales and marketing elements: (1) Customer Sales and Service Retention communications; (2) digital marketing; (3) high training standards; and (4) facility image requirements. Dealers that participate and are compliant earn quarterly incentives. Of our dealerships, 97% have participated in the program and compliance has increased for all elements.

In the year ended 2009 certain data such as vehicle sales, market share data and production volume combine our data in the period July 10, 2009 through December 31, 2009 with Old GM’s data in the period January 1, 2009 through July 9, 2009 for comparative purposes.

Vehicle Sales and Market Share

In the nine months ended September 30, 2009 U.S. industry vehicle sales were 7.9 million vehicles, of which combined GM and Old GM market share was 19.5%. This represents a decline in U.S. industry vehicle sales from 11.0 million vehicles (or 27.6%) and a decline in Old GM’s market share, which was 22.2% in the corresponding period in 2008.

Combined GM and Old GM dealers in the U.S. sold 593,000 and 1.5 million vehicles in the three and nine months ended September 30, 2009, a decline of 28.5% and 36.4% compared to the corresponding periods in 2008. However, Old GM dealers U.S. quarterly vehicle sales increased from 413,000 vehicles in the three months ended March 31, 2009 to 541,000 vehicles (or 31.1%) in the three months ended June 30, 2009. Combined GM and Old GM U.S. quarterly vehicle sales increased to 593,000 vehicles (or 9.4%) in the three months ended September 30, 2009 as compared to June 30, 2009 levels. The combined GM and Old GM U.S. quarterly vehicle sales increases reflect successful product launches, such as the Chevrolet Camaro, and vehicle sales from the portfolio of fuel efficient vehicles, such as the Chevrolet Aveo and Cobalt, and crossovers, such as the Equinox and HHR, related to the U.S. government Car Allowance Rebate System (CARS) program.

In the nine months ended September 30, 2009 combined GM and Old GM core brands accounted for 85.3% of combined GM and Old GM total U.S vehicle sales. These core brands consist of Buick, Cadillac, Chevrolet and GMC. Old GM dealers U.S. quarterly core brand vehicle sales increased from 346,000 vehicles in the three months ended March 31, 2009 to 465,000 vehicles (or 34.4%) in the three months ended June 30, 2009. Combined GM and Old GM U.S. quarterly core brand vehicle sales increased to 509,000 vehicles (or 9.4%) in the three months ended September 30, 2009 as compared to June 30, 2009 levels. These core brand vehicle sale increases are reflective of the new product launches and the CARS program previously mentioned.

U.S. Salaried and Hourly Headcount Reductions

In February and June of 2009 Old GM announced its intention to reduce U.S salaried headcount by means of various voluntary severance programs, other salaried severance programs and involuntary terminations. Through October 2009 we had reduced our U.S. salaried workforce to 24,000 employees. At December 31, 2008 Old GM’s U.S. salaried workforce was 29,000 employees.

In order to align U.S. hourly headcount with current production levels, Old GM determined that reductions in its U.S. hourly workforce were necessary. Since December 2008 13,000 U.S. hourly employees had elected to participate in Old GM’s hourly attrition programs, introduced in February and June of 2009. In the nine months ended September 30, 2009 combined GM and Old GM U.S. hourly headcount had decreased to 48,000 employees. At December 31, 2008 Old GM’s U.S. hourly workforce was 62,000 employees.

Manufacturing Operations Rationalization

We continue to consolidate our U.S. manufacturing operations while maintaining the flexibility to meet increasing production levels. By the end of 2009 we had reduced the number of U.S. manufacturing plants to 41 from 47 in 2008, excluding the global steering business (Nexteer) and four domestic facilities recently acquired from Delphi, as more fully discussed in “Delphi Master Disposition Agreement” in this MD&A.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three and nine months ended September 30, 2009 combined GM and Old GM GMNA produced 531,000 vehicles and 1.3 million vehicles. This represents a decrease of 42.0% and 50.8% compared to 915,000 vehicles and 2.6 million vehicles in 2008. However, combined GM and Old GM GMNA production levels increased from 371,000 vehicles in the three months ended March 31, 2009 to 395,000 vehicles (or 6.5%) in the three months ended June 30, 2009. Combined GM and Old GM GMNA production levels increased to 531,000 vehicles (or 34.4%) in the three months ended September 30, 2009 as compared to the three months ended June 30, 2009 production levels. The increase in production levels relate to increased consumer demand for certain products such as the Chevrolet Equinox, GMC Terrain and Chevrolet Cobalt.

Timely Repayment of Debt

Proceeds from the DIP Facility were necessary in order to provide sufficient capital to operate. In connection with the 363 Sale, we assumed the UST Loans and Canadian Loan, which Old GM incurred under the DIP Facility. One of our key priorities going forward is to repay these loans prior to maturity.

Repayment of UST Loans and Canadian Loan

On July 10, 2009 we entered into the UST Credit Agreement and assumed the UST Loans in the amount of $7.1 billion incurred by Old GM under its DIP Facility. Immediately after entering into the UST Credit Agreement, we made a partial repayment due to the termination of the U.S. government sponsored warranty program, reducing the UST Loans principal balance to $6.7 billion. On July 10, 2009 through our wholly-owned subsidiary General Motors of Canada Limited (GMCL), we also entered into the amended and restated Canadian Loan Agreement with EDC, and assumed the CAD $1.5 billion (equivalent to $1.3 billion when entered into) term loan (Canadian Loan).

We are required to prepay the UST Loans and Canadian Loan on a pro rata basis, between the UST Loans, Canadian Loan and VEBA Notes, in an amount equal to the amount of net cash proceeds received from certain asset dispositions, casualty events, extraordinary receipts and the incurrence of certain debt. We may also voluntarily repay the UST Loans and Canadian Loan in whole or in part at any time. Once repaid, amounts borrowed under the UST Credit Agreement may not be reborrowed. The UST Credit Agreement and the Canadian Loan Agreement mature on July 10, 2015.

In November 2009 we signed amendments to the UST Credit Agreement and Canadian Loan Agreement to provide for quarterly repayments of the UST Loans and Canadian Loan. Under these amendments, we agreed to make quarterly payments of $1.0 billion and $192 million to the UST and EDC beginning in the fourth quarter of 2009. At September 30, 2009 the carrying amounts of the UST Loans and Canadian Loan were $6.7 billion and $1.4 billion.

UST Escrow Funds

Proceeds of the DIP Facility of $16.4 billion were deposited in escrow and will be distributed to us at our request upon certain conditions. Any unused amounts in escrow on June 30, 2010 are required to be used to repay the UST Loans and Canadian Loan. In the event of an initial public offering of our equity, this payment schedule would be suspended. Any funds remaining in our escrow account after repayment of the loans will be released to us. At September 30, 2009 we had not requested any distributions from the UST.

Repayment of German Facility

In May 2009 Old GM entered into a revolving bridge facility with the German government and certain German states (German Facility) with a total commitment of up to Euro 1.5 billion (equivalent to $2.1 billion when entered into) and maturing November 30, 2009. The German Facility was necessary in order to provide sufficient capital to operate Opel/Vauxhall. At September 30, 2009, $1.3 billion was outstanding on this facility. On November 24, 2009 the debt was paid in full and extinguished.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Brand Rationalization

As previously mentioned, we will focus our resources in the U.S. on four core brands: Chevrolet, Cadillac, Buick and GMC. As a result, we have sold our Saab brand and announced plans to phase out our Pontiac, Saturn and HUMMER brands. In connection with the rationalization of our brands, there is no planned investment for Pontiac, and the brand is expected to be phased out by the end of 2010.

Saturn

In September 2009 we decided to wind-down the Saturn brand and dealership network in accordance with the agreements that Saturn dealers have signed with us. Pursuant to the terms of the deferred termination agreements, the deferred termination process is scheduled to be completed no later than October 2010.

HUMMER

In February 2010 we announced Tengzhong Heavy Industrial Machinery Co., Ltd. (Tengzhong) was unable to complete the acquisition of HUMMER. We will now work closely with HUMMER employees, dealers and suppliers to wind-down the business in an orderly and responsible manner.

Saab

In February 2010 we completed the sale of Saab Automobile AB (Saab) to Spyker Cars NV. As part of the agreement, Saab and Spyker Cars NV will operate under the Spyker Cars NV umbrella and Spyker Cars NV will assume responsibility for Saab operations. The previously announced wind-down activities of Saab operations have ended.

U.S. Dealer Reduction

As part of achieving and sustaining long-term viability and the viability of our dealer network, we determined that a reduction in the number of U.S. dealerships was necessary. In determining which dealerships would remain in our network we performed careful analyses of volumes and consumer satisfaction indexes, among other criteria. Wind-down agreements with over 1,800 U.S. retail dealers have been executed. The retail dealers executing wind-down agreements have agreed to terminate their dealer agreements with us prior to October 31, 2010. Our plan was to reduce dealerships in the United States to approximately 3,600 to 4,000 in the long-term. However, in December 2009 President Obama signed legislation giving dealers access to neutral arbitration should they decide to contest the wind-down of their dealership. Under the terms of the legislation we have informed dealers as to why their dealership received a wind-down agreement. In turn, dealers were given a timeframe to file for reinstatement through the American Arbitration Association. Under the law decisions in these arbitration proceedings must generally be made by June 2010 and are binding and final. We have sent letters to over 2,000 of our dealers explaining the reasons for their wind-down agreements and over 1,100 dealers have filed for arbitration. In response to the arbitration filings we reviewed each of the dealer reinstatement claims filed with the American Arbitration Association. Our review resulted in over 600 letters of intent, containing our core business criteria for operation of a dealership, sent to dealers, which upon compliance by the dealer, would result in reinstatement of the dealership. We expect to have the overall arbitration and reinstatement process fundamentally resolved in 2010. Due to the reinstatement of dealerships and the uncertainty of the outcome of the remaining binding arbitration cases we expect the number of dealerships in our network to exceed the previously estimated range.

To create a strong and viable distribution network for our products, continuing dealers have signed participation agreements. These participation agreements will include performance expectations in the areas of retail sales, new vehicle inventory and facility exclusivity.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Opel/Vauxhall Restructuring Activities

In February 2010 we presented our plan for the long-term viability of our Opel/Vauxhall operations to the German government. Adam Opel is in discussions with several European governments to receive funding support. Our plan includes:

•

Funding requirement estimate of Euro 3.7 billion (equivalent to $5.1 billion) including original estimate of Euro 3.3 billion plus an additional Euro 0.4 billion, requested by European governments, to offset the potential effect of adverse market developments;

•	Financing contributions from us of Euro 1.9 billion (equivalent to $2.6 billion), representing more than 50% of the overall funding requirements;

•	Requested total funding support/loan guarantees from European governments of Euro 1.8 billion (equivalent to $2.5 billion);

•	We plan to make investments in capital and engineering of Euro 11.0 billion (equivalent to $15.0 billion) over the next five years; and

•

Reduced capacity to adjust to current and forecasted market conditions including headcount reductions of 1,300 employees in sales and administration, 7,000 employees in manufacturing and the idling of our Antwerp, Belgium facility.

With these restructuring initiatives complete, we plan to have 80% of our carlines at an age of three years or less by 2012. This would be accomplished by eight product launches in 2010 and another four product launches in 2011. In addition, we plan to invest Euro 1.0 billion to introduce innovative fuel efficient powertrain technologies including an additional extended-range electric vehicle and introducing battery-electric vehicles in smaller-size segments.

If our Opel/Vauxhall operations cannot secure the government-sponsored financing package above, we would be responsible for its remaining funding requirements and this could have a significant negative effect on our liquidity position. To the extent our liquidity is not available to finance the Opel/Vauxhall operations and we fail to secure government-sponsored financing or other financing, the long term viability of the Opel/Vauxhall operations could be negatively affected.

Delphi Master Disposition Agreement

In October 2009 we consummated the transaction contemplated in the Delphi Master Disposition Agreement (DMDA) with Delphi and other parties. Under the DMDA, we agreed to acquire Nexteer, which supplies us and other Original Equipment Manufacturers (OEMs) with steering systems and columns, and four domestic facilities that manufacture a variety of automotive components, primarily sold to us. We and several third party investors who held the Delphi Tranche DIP facilities (collectively the Investors) agreed to acquire substantially all of Delphi’s remaining assets through DIP HOLDCO, LLP, subsequently named Delphi Automotive LLP (New Delphi). Certain excluded assets and liabilities have been retained by a Delphi entity (DPH) to be sold or liquidated. In connection with the DMDA, we agreed to pay or assume Delphi obligations of $1.0 billion related to its senior DIP credit facility, including certain outstanding derivative instruments, its junior DIP credit facility, and other Delphi obligations, including certain administrative claims. At the closing of the transactions contemplated by the DMDA, we waived administrative claims associated with our advance agreements with Delphi, the payment terms acceleration agreement with Delphi and the claims associated with previously transferred pension costs for hourly employees.

We agreed to acquire, prior to the consummation of the transactions contemplated by the DMDA, all Class A Membership Interests in New Delphi for a cash contribution of $1.7 billion with the Investors acquiring Class B Membership Interests. We and the Investors also agreed to establish: (1) a secured delayed draw term loan facility for New Delphi, with us and the Investors each committing to provide loans of up to $500 million; and (2) a note of $41 million to be funded at closing by the Investors. In addition, the DMDA settled outstanding claims and assessments against and from MLC, us and Delphi, including the termination of the Master Restructuring Agreement (MRA) with limited exceptions, and establishes an ongoing commercial relationship with New Delphi. We

GENERAL MOTORS COMPANY AND SUBSIDIARIES

agreed to continue all existing Delphi supply agreements and purchase orders for GMNA to the end of the related product program, and New Delphi agreed to provide us with access rights designed to allow us to operate specific sites on defined triggering events to provide us with protection of supply.

In separate agreements, we, Delphi and the Pension Benefit Guaranty Corporation (PBGC) negotiated the settlement of PBGC’s claims from the termination of the Delphi pension plans and the release of certain liens with the PBGC against Delphi’s foreign assets. In return, the PBGC was granted a 100% interest in Class C Membership Interests in New Delphi which provide for the PBGC to participate in predefined equity distributions and received a payment of $70 million from us. We maintain the obligation to provide the difference between pension benefits paid by the PBGC according to regulation and those originally guaranteed by Old GM under the Delphi Benefit Guarantee Agreements.

Section 136 Loans

Section 136 of the Energy Independence and Security Act of 2007 establishes an incentive program consisting of both grants and direct loans to support development of advanced technology vehicles and associated components in the U.S.

The U.S. Congress provided the U.S. Department of Energy (DOE) with $25.0 billion in funding to make direct loans to eligible applicants for the costs of re-equipping, expanding and establishing manufacturing facilities in the United States to produce advanced technology vehicles and components for these vehicles. Old GM submitted three applications for Section 136 Loans aggregating $10.3 billion to support its advanced technology vehicle programs prior to July 2009. Based on the findings of the President’s Designee under the U.S. Treasury Loan Agreement in March 2009, the DOE determined that Old GM did not meet the viability requirements for Section 136 Loans.

On July 10, 2009, we purchased certain assets of Old GM pursuant to Section 363 of the Bankruptcy Code, including the rights to the loan applications submitted to the Advanced Technology Vehicles manufacturing Incentive Program (ATVMIP). Further, we submitted a fourth application in August 2009. Subsequently, the DOE advised us to resubmit a consolidated application including all the four applications submitted earlier and also the Electric Power Steering project acquired from Delphi in October 2009. We submitted the consolidated application in October 2009, which requested an aggregate amount of $14.4 billion of Section 136 Loans. Ongoing product portfolio updates and project modifications requested from the DOE have the potential to reduce the maximum loan amount. To date, the DOE has announced that it would provide approximately $8.3 billion in Section 136 Loans to Ford Motor Company, Nissan Motor Company, Tesla Motors, Inc., Fisker Automotive, Inc. and Tenneco Inc. There can be no assurance that we will qualify for any remaining loans or receive any such loans even if we qualify.

Special Attrition Programs, Labor Agreements and Benefit Plan Changes

U.S. Hourly Workforce Special Attrition Programs

In February 2009 Old GM announced the 2009 Special Attrition Program for eligible UAW represented U.S. hourly employees. The 2009 Special Attrition Program offered a cash incentive of $20,000 coupled with a car voucher of $25,000 for individuals who elected to retire or voluntarily terminate employment. In total, 7,000 employees accepted this program resulting in a severance charge of $296 million recorded in Cost of sales in the three months ended March 31, 2009. These employees represented approximately 11.5% of Old GM’s active hourly employees that participated in the U.S. hourly defined benefit pension plan.

In June 2009 Old GM announced the terms and conditions of the Second 2009 Special Attrition Program with higher cash incentives aimed at increasing the participation in the program. In the three months ended June 30, 2009 800 employees accepted the program. Employees who had previously participated in the 2009 Special Attrition Program received an additional payment equal to the net difference between the cash payments under the original program and the second program. As a result, in the three months ended June 30, 2009 Old GM recorded a severance charge of $45 million in addition to the $296 million originally recorded. The Second 2009 Special Attrition Program included terms that the employee must accept within 45 days of the implementation of the program which extended into July 2009. In June 2009 management estimated 6,300 would participate in the program. Old GM

GENERAL MOTORS COMPANY AND SUBSIDIARIES

recorded a severance charge of $484 million in Cost of sales in the three months ended June 30, 2009, which included the estimated cost of expected enhanced retirement incentives of $83 million. In the period July 1, 2009 through July 9, 2009 180 employees accepted the Second 2009 Special Attrition Program.

In the period July 10, 2009 through September 30, 2009 5,000 employees accepted the Second 2009 Special Attrition Program. As a result, we recorded pension special termination benefits of $58 million for 1,000 of those employees, based on their elections.

Global Salaried Workforce Reductions

In February and June 2009 Old GM announced its intention to reduce global salaried headcount. The reduction in U.S salaried employees related to this initiative was to be accomplished primarily through the 2009 Salaried Window Program or through a severance program funded from operating cash flows. These programs were involuntary programs subject to management approval where employees were permitted to express interest in retirement or separation, for which the charges for the 2009 Salaried Window Program were recorded as special termination benefits funded from the U.S. salaried defined benefit pension plan and other applicable retirement benefit plans.

The cost associated with the total targeted headcount reductions expected to terminate under the programs was determined to be probable and estimable and $158 million was included in the June 2009 severance accrual. In the period July 10, 2009 through September 30, 2009 1,200 salaried employees irrevocably accepted the 2009 Salaried Window Program option. We reduced the severance accrual that had previously been recorded in the three months ended June 30, 2009 by $64 million and recorded pension special termination benefits of $151 million.

U.S. Salaried Benefits Changes

In February 2009 Old GM reduced salaried retiree life insurance benefits for U.S. salaried employees and in June 2009 Old GM approved and communicated negative plan amendments associated with the U.S. salaried retiree health care program, retiree salaried life insurance, the supplemental executive life insurance benefit and the supplemental executive retirement plan.

2009 UAW National Agreement Addendum

In February 2009 the UAW tentatively agreed to an addendum, subject to union ratification, to the 2007 UAW National Agreement that suspended certain compensation and employee benefits available to UAW employees. The addendum included a provision that enabled the suspension of the Job Opportunity Bank (JOBS) Program and reclassification of employees to layoff status eligible for supplemental unemployment benefits which was implemented in the three months ended March 31, 2009 and had a lower cost to Old GM.

In May 2009 Old GM and the UAW entered into an agreement that suspended the previous JOBS Program which was replaced with the Supplemental Unemployment Benefit (SUB) and Transitional Support Program (TSP). These job security programs provide reduced wages and employees continue to receive coverage under certain employee benefit programs. The number of weeks that an employee receives these benefits depends on the employee’s classification as well as the number of years of service that the employee has accrued. A similar tiered benefit is provided to CAW employees. Old GM recorded an additional liability in the U.S. for SUB and TSP of $707 million.

2009 Revised UAW Settlement Agreement

In May 2009 Old GM and the UAW agreed to the 2009 Revised UAW Settlement Agreement relating to the 2008 UAW Settlement Agreement that permanently shifted responsibility for providing retiree health care from Old GM to a new retiree plan (New Plan) funded by the New VEBA. The 2009 Revised UAW Settlement Agreement was subject to the successful completion of the 363 Sale, and we and the UAW executed the 2009 Revised UAW Settlement Agreement on July 10, 2009 in connection with the 363 Sale. Details of the most significant changes to the agreement are:

•	The Implementation Date changed from January 1, 2010 to the later of December 31, 2009 or the Emergence Date (July 10, 2009);

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	The timing of payments to the New VEBA changed as subsequently discussed;

•	The form of consideration changed as subsequently discussed;

•	The contribution of employer securities changed such that they were contributed directly to the New VEBA in connection with the 363 Sale on July 10, 2009;

•	Certain coverages will be eliminated and certain cost sharing provisions will increase; and

•	The flat monthly special lifetime pension benefit that was scheduled to commence on January 1, 2010 was eliminated.

There was no change to the timing of our existing internal VEBA asset transfer to the New VEBA in that the internal VEBA asset transfer was to occur within 10 business days after December 31, 2009.

The new payment terms to the New VEBA under the 2009 Revised UAW Settlement Agreement are:

•

VEBA Notes of $2.5 billion plus accrued interest, at an implied interest rate of 9.0% per annum, are scheduled to be repaid in three equal installments of $1.4 billion on July 15 of 2013, 2015 and 2017 (At September 30, 2009 this note is not considered outstanding as it does not qualify as a plan asset);

•

260 million shares of our Series A Fixed Rate Cumulative Perpetual Preferred Stock (Series A Preferred Stock) that accrues cumulative dividends at 9.0% per annum (At September 30, 2009 this preferred stock is not considered outstanding as it does not qualify as a plan asset);

•	88 million shares (17.5%) of our common stock (At September 30, 2009 these shares are not considered outstanding as they do not qualify as a plan asset);

•

A warrant to acquire 15 million shares (2.5%) of our common stock at $126.92 per share at any time prior to December 31, 2015 (At September 30, 2009 this warrant is not considered outstanding as it does not qualify as a plan asset);

•	Two years funding of claims costs for individuals that elected the Second 2009 Special Attrition Program; and

•	The existing internal VEBA assets.

Under the terms of the 2009 Revised UAW Settlement Agreement, we are released from UAW retiree health care claims incurred after December 31, 2009. All obligations of ours, the New Plan and any other entity or benefit plan of ours for retiree medical benefits for the class and the covered group arising from any agreement between us and the UAW are terminated as of December 31, 2009. Our obligations to the New Plan and the New VEBA are limited to the 2009 Revised UAW Settlement Agreement which is irrevocable and eliminates significant risk to us effective December 31, 2009.

IUE-CWA and USW Settlement Agreement

In September 2009 we entered into a settlement agreement with MLC, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers — Communication Workers of America (IUE-CWA) and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW). Under the settlement agreement, the IUE-CWA and the USW have agreed to withdraw and release all claims against us and MLC relating to retiree health care benefits and basic life insurance benefits. In exchange, IUE-CWA, USW and any additional union that agrees to the terms of the settlement agreement will be granted an allowed pre-petition unsecured claim in MLC’s Chapter 11 proceedings, in the amount of $1.0 billion with respect to retiree health and life insurance benefits for the post-age-65 retirees, post-age-65 surviving spouses and under-age-65 medicare eligible retirees or surviving spouses disqualified for retiree health care benefits from us under the settlement agreement. For participants remaining eligible for health care, certain coverages were eliminated and cost sharing will increase.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We and MLC have jointly agreed to continue providing retiree health care for eligible IUE-CWA and USW retirees in accordance with the terms of our health care program for hourly employees through December 2009. Pursuant to the settlement agreement, we have agreed to assume from MLC the IUE-CWA agreement known as the Moraine Closure Agreement, subject to certain modifications. We have agreed to provide certain retirement health care and life insurance benefits, as well as certain pension benefits, to certain retirees and surviving spouses represented by the IUE-CWA, USW and any additional listed union that agrees to the terms of the settlement agreement.

As part of the settlement agreement with the IUE-CWA and USW previously discussed, we will provide basic life insurance in retirement to eligible IUE-CWA and USW retirees in the maximum fixed amount of $10,000.

The settlement agreement is expressly conditioned upon, and does not become effective until approved by the Bankruptcy Court in MLC’s Chapter 11 proceedings, and such condition had not been achieved at September 30, 2009. The effects of the IUE-CWA and USW settlement agreement previously discussed were not remeasured in September 2009. Although we currently have not agreed to provide IUE-CWA and USW retirees with retiree health care, life insurance and other applicable benefits, we believe that the IUE-CWA and USW Settlement Agreement will be approved and that a liability to certain IUE-CWA and USW retirees existed at July 10, 2009. We recorded the liability associated with the IUE-CWA and USW retiree health care plans, life plans and other effected benefits plans, at July 10, 2009 and September 30, 2009. Refer to Note 23 of the condensed consolidated financial statements for additional information on the subsequent approval of the IUE-CWA and USW Settlement Agreement.

Delphi Corporation

In July 2009 we entered into the DMDA with Delphi and other parties. Under the DMDA, we agreed to acquire Nexteer and four domestic facilities. As a result of the DMDA, active Delphi plan participants at the sites covered by the DMDA are now covered under our comparable counterpart plans as new employees with vesting rights. As part of the DMDA, we also assumed liabilities associated with certain international benefit plans.

Delphi Benefit Guarantee Agreements

In July 2009 Delphi announced that it had entered into an agreement with the PBGC regarding the settlement of PBGC’s claims from the termination of the Delphi pension plans. As part of that agreement, we maintained the obligation to provide the difference between pension benefits paid by the PBGC according to regulation and those originally guaranteed by Old GM under the Delphi Benefit Guarantee Agreements. We had a legal obligation to provide this benefit to eligible UAW plan participants at July 10, 2009. We have not agreed to provide this benefit to Delphi IUE-CWA and USW retirees until the IUE-CWA and USW Settlement Agreement is approved by the Bankruptcy Court in MLC’s Chapter 11 proceedings. This approval has not occurred at September 30, 2009, however, we believe that the IUE-CWA and USW Settlement Agreement will be approved and we recorded a contingent liability for this benefit.

2009 CAW Agreement

In March 2009 Old GM announced that the members of the Canadian Auto Workers Union (CAW) had ratified the 2009 CAW Agreement intended to reduce manufacturing costs in Canada by closing the competitive gap with transplant automakers in the United States on active employee labor costs and reducing legacy costs through introducing co-payments for healthcare benefits, increasing employee healthcare cost sharing, freezing pension benefits, and eliminating cost of living adjustments to pensions for retired hourly workers. The 2009 CAW Agreement was conditioned on Old GM receiving longer term financial support from the Canadian and Ontario governments.

GMCL subsequently entered into additional negotiations with the CAW which resulted in a further addendum to the 2008 collective agreement which was ratified by the CAW members in May 2009. In June 2009 the governments of Ontario and Canada agreed to the terms of a loan agreement, approved the GMCL viability plan and provided funding to GMCL. The governmental approvals and funding were conditions precedent to the implementation of the addendum to the 2009 CAW Agreement, and accounting recognition of the addendum was not taken prior to the achievement of these conditions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

As a result of the significant contractual changes, the Canadian hourly defined benefit pension plan, the CAW hourly retiree healthcare plan and the CAW retiree life plan were remeasured. The Canadian hourly defined benefit pension plan was remeasured in June 2009 with a net increase in the projected benefit obligation (PBO) of $340 million. The CAW hourly retiree healthcare plan and CAW retiree life plan remeasurements resulted in a net decrease in the accumulated postretirement benefit obligation (APBO) of $143 million. A curtailment gain of $93 million associated with the CAW hourly retiree healthcare plan was also recorded in the three months ended June 30, 2009 as a result of the termination of the employees from the former Oshawa Truck Facility (Oshawa).

In June 2009 GMCL and the CAW agreed to the terms of an independent Health Care Trust (HCT) to provide retiree health care benefits to certain active and retired employees represented by the CAW. The implementation date of the HCT will be the later of December 31, 2009 or when certain preconditions are achieved including certain changes to the Canadian Income Tax Act. Under the terms of the HCT agreement, GMCL is obligated to make a payment of CAD $1.0 billion on the implementation date which it will fund out of its CAD $1.0 billion escrow funds. GMCL will provide a CAD $800 million note payable to the HCT on the implementation date which will accrue interest at an annual rate of 7.0% with five equal annual installment payments due December of 2014 through 2018. Concurrent with the implementation of the HCT, GMCL will be legally released from all obligations associated with the cost of providing retiree health care benefits to current employees and retired plan participants. As a result of the conditions precedent to this agreement not having yet been achieved, accounting recognition of the HCT was not taken at September 30, 2009.

Defined Benefit Pension Plan Contributions

Under the terms of the pension agreement with the Government of Ontario and the Superintendent of Financial Services, GMCL was required to make total initial contributions of CAD $3.3 billion to the Canadian hourly defined benefit pension plan and CAD $0.7 billion to the Canadian salaried defined benefit pension plan, effective in September 2009. Such contributions were made as scheduled. GMCL is required to make five annual contributions of CAD $200 million, payable in monthly installments, beginning on September 1, 2009. The payments will be allocated between the Canadian hourly defined benefit pension plan and the Canadian salaried defined benefit pension plan as specified in the loan agreement.

We are considering making a discretionary contribution to the U.S. hourly defined benefit pension plan. This discretionary contribution is being considered to offset the effect of the increase to the PBO of the U.S. hourly defined benefit pension plan incurred as a result of the Delphi Benefit Guarantee Agreements being triggered as well as to possibly reduce the projected future cash funding requirements. We are currently evaluating the amount, timing, and form of assets that may be contributed.

Other Workforce and Benefit Plan Changes

We reinstated the 4% matching contribution to the U.S. Savings-Stock Purchase Plan effective October 1, 2009. The estimated annual cost associated with the reinstatement of this contribution is $71 million.

We will begin to provide U.S. salaried employees with a $1,300 annual health care contribution effective January 1, 2010. The estimated annual cost associated with this contribution is $27 million.

Effect of Fresh-Start Reporting

The application of fresh-start reporting significantly affected certain assets, liabilities, and expenses. As a result, certain financial information at and in the period July 10, 2009 through September 30, 2009 is not comparable to Old GM’s financial information. Therefore, we did not combine certain financial information in the period July 10, 2009 through September 30, 2009 with Old GM’s financial information in the periods July 1, 2009 through July 9, 2009 and January 1, 2009 through July 9, 2009 for comparison to prior periods. We have combined our Total net sales and revenue in the period July 10, 2009 through September 30, 2009 with Old GM’s Total net sales and revenue in the period January 1, 2009 through July 9, 2009. Total net sales and revenue was not significantly affected by fresh-start reporting and facilitates a comparison to combined vehicle sales data. Refer to Note 2 to the condensed consolidated financial statements for additional information on fresh-start reporting.

Because our and Old GM’s financial information is not comparable, we are providing additional financial metrics for the periods presented in addition to disclosures concerning significant transactions and trends at September 30, 2009 and in the periods presented.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total net sales and revenue is primarily comprised of revenue generated from the sales of vehicles, in addition to revenue from OnStar, our customer subscription service, vehicle sales accounted for as operating leases and sales of parts and accessories.

Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, foreign currency transaction and translation gains and losses, product engineering, design and development expenses, depreciation and amortization, policy and warranty costs, postemployment benefit gains and losses, and separation and impairment charges. Prior to our application of fresh-start reporting on July 10, 2009, Cost of sales also included gains and losses on derivative instruments. Effective July 10, 2009 gains and losses related to all nondesignated derivatives are recorded in Interest income and other non-operating income, net.

Selling, general and administrative expense is primarily comprised of costs related to the advertising, selling and promotion of products, support services, including central office expenses, labor and benefit expenses for employees not considered part of the manufacturing process, consulting costs, rental expense for offices, bad debt expense and state and local taxes.

Consolidated Results of Operations

(Dollars in millions)

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net sales and revenue
Sales	$25,060	$1,630	$46,787	$37,503	$117,120
Other revenue	87	7	328	305	1,081

Total net sales and revenue	25,147	1,637	47,115	37,808	118,201

Costs and expenses
Cost of sales	23,554	1,819	55,814	34,521	116,165
Selling, general and administrative expense	2,636	728	6,161	3,251	10,704
Other expenses, net	(40)	81	1,235	919	5,226

Total costs and expenses	26,150	2,628	63,210	38,691	132,095

Operating loss	(1,003)	(991)	(16,095)	(883)	(13,894)
Equity in income (loss) of and disposition of interest in GMAC	—	—	1,380	(1,235)	(4,777)
Interest expense	(365)	(823)	(5,428)	(595)	(2,217)
Interest income and other non-operating income, net	454	19	852	78	165
Gain (loss) on extinguishment of debt	—	—	(1,088)	43	43
Reorganization gains, net	—	129,312	128,155	—	—

Income (loss) before income taxes and equity income	(914)	127,517	107,776	(2,592)	(20,680)
Income tax expense (benefit)	(139)	(607)	(1,166)	68	1,029
Equity income, net of tax	204	15	61	50	310

Net income (loss)	(571)	128,139	109,003	(2,610)	(21,399)
Less: Net (income) loss attributable to noncontrolling interests	(287)	(141)	115	58	52

Net income (loss) attributable to stockholders	(858)	127,998	109,118	(2,552)	(21,347)
Less: Cumulative dividends on preferred stock	50	—	—	—	—

Net income (loss) attributable to common stockholders	$(908)	$127,998	$109,118	$(2,552)	$(21,347)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Combined GM and Old GM		Old GM
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Production Volume (a) (b)
GMNA	531	1,297	915	2,634
GME	277	868	348	1,336
GMIO	905	2,416	776	2,526

Worldwide	1,713	4,581	2,039	6,496

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Includes Shanghai General Motors Co., Ltd. (SGM), SAIC-GM Wuling Automobile Co., Ltd (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM) joint venture production. Ownership of 50% in SGM, 34% in SGMW and 50% in FAW-GM, under the joint venture agreements, allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM production volume in China.

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009			Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a) (b) (c) (d)
GMNA	3,688	691	18.7%	9,779	1,848	18.9%	4,185	978	23.4%	13,342	2,889	21.7%
GME	4,547	409	9.0%	14,241	1,289	9.1%	5,190	459	8.8%	17,389	1,623	9.3%
GMIO	8,379	870	10.4%	23,231	2,386	10.3%	6,920	676	9.8%	22,277	2,144	9.6%

Worldwide	16,614	1,969	11.9%	47,252	5,523	11.7%	16,296	2,113	13.0%	53,008	6,656	12.6%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer.

(b)	Includes HUMMER, Saab, Saturn and Pontiac vehicle sales data.

(c)	Includes SGM, SGMW and FAW-GM joint venture sales. Ownership of 50% in SGM, 34% in SGMW and 50% in FAW-GM, under the joint venture agreements, allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture vehicle sales in China as part of global market share.

(d)	Vehicle sales data may include rounding differences.

Reconciliation of Segment Results

Management believe earnings before interest and taxes (EBIT) provides meaningful supplemental information regarding our operating results because it excludes amounts that management does not consider part of operating results when assessing and measuring the operational and financial performance of the organization. Management believes these measures allow it to readily view operating trends, perform analytical comparisons, benchmark performance among geographic regions and assess whether our

GENERAL MOTORS COMPANY AND SUBSIDIARIES

plan to return to profitability is on target. Accordingly, we believe EBIT is useful in allowing for greater transparency of supplemental information used by management in its financial and operational decision-making.

While management believes that EBIT provides useful information, it is not an operating measure under U. S. GAAP and there are limitations associated with its use. Our calculation of EBIT may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of EBIT has limitations and should not be considered in isolation from, or as a substitute for, other measures such as Net income (loss) or Net income (loss) attributable to common stockholders. Due to these limitations, EBIT is used as a supplement to U. S. GAAP measures.

The following table summarizes the reconciliation of Income (loss) attributable to stockholders before interest and taxes to Net income (loss) attributable to stockholders for each of our operating segments (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Operating segments
GMNA(a)	$(1,377)	$(640)	$(11,092)	$620	$(8,800)
GMIO(a)	460	(261)	(956)	473	1,547
GME(a)	9	(113)	(2,823)	(958)	(782)

Total operating segments	(908)	(1,014)	(14,871)	135	(8,035)
Corporate and eliminations(b)	167	129,218	128,068	(2,132)	(10,619)

Income (loss) attributable to stockholders before interest and income taxes	(741)	128,204	(113,197)	(1,997)	(18,654)
Interest income	109	10	183	108	553
Interest expense	365	823	5,428	595	2,217
Income tax expense (benefits)	(139)	(607)	(1,166)	68	1,029

Net income (loss) attributable to stockholders	$(858)	$127,998	$109,118	$(2,552)	$(21,347)

(a)	Interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our operating segments between Income (loss) attributable to stockholders before interest and taxes and Net income (loss) attributable to stockholders.

(b)	Includes Reorganization gains, net of $129.3 billion and $128.2 billion in the periods July 1, 2009 through July 9, 2009 and January 1, 2009 through July 9, 2009.

July 10, 2009 Through September 30, 2009, July 1, 2009 Through July 9, 2009, January 1, 2009 Through July 9, 2009 and the Three and Nine Months Ended September 30, 2008

(Dollars in millions)

Total Net Sales and Revenue

	Combined GM and Old GM	Successor	Predecessor		Three Months Ended 2009 vs. 2008 Change
	Three Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008
					Amount	%
Total net sales and revenue	$26,784	$25,147	$1,637	$37,808	$(11,024)	(29.2)%

In the periods July 10, 2009 through September 30, 2009 and January 1, 2009 through July 9, 2009 and the three and nine months ended September 30, 2008 several factors have continued to affect global vehicle sales. The continuing tight credit markets, volatile

GENERAL MOTORS COMPANY AND SUBSIDIARIES

oil prices, increasing unemployment rates and recessions in the U.S. and many international markets resulted in depressed sales. Old GM’s well publicized liquidity issues, public speculation as to the effects of Chapter 11 proceedings and the actual Chapter 11 Proceedings also negatively affected vehicle sales in several markets.

In response to these negative conditions, several countries took action to improve vehicle sales. Many countries in the Asia Pacific region have responded to the global recession by lowering interest rates and initiating programs to provide credit to consumers, which had a positive effect on vehicle sales. Certain countries including Germany, China, Brazil, India and South Korea benefited from effective government economic stimulus packages and began showing signs of recovery, and the CARS program initiated by the U.S. government temporarily stimulated vehicle sales in the U.S.

The continuation of the challenging economic and industry factors previously discussed have negatively affected revenue and vehicle sales, particularly in the United States, our and Old GM’s largest market. In the three months ended September 30, 2009 Total net sales and revenue decreased by $11.0 billion (or 29.2%), primarily due to: (1) volume reductions of $9.5 billion in GMNA; (2) decreases of $3.2 billion in GMIO due to lower domestic wholesale volumes at GM Daewoo and Australia and exports to North America; (3) foreign currency translation and transaction losses of $1.4 billion in GME and GMIO, primarily driven by the strengthening of the U.S. Dollar versus other major currencies such as the Euro, Korean Won, Brazilian Real and Australian Dollar; and (4) lower wholesale volumes of $0.7 billion in GME.

These decreases were partially offset by: (1) improved pricing and lower sales incentives of $2.3 billion in GMNA; (2) favorable vehicle pricing of $0.4 billion in GME due to price increases throughout Europe; and (3) gains of $0.4 billion attributable to foreign currency exchange derivatives in GMIO, primarily driven by the strengthening of the U.S. Dollar versus the Korean Won.

In the three months ended September 30, 2009 vehicle sales volumes decreased most significantly in the United States where vehicles sales decreased by 236,000 vehicles (or 28.5%), at GM Daewoo where wholesale volumes decreased by 74,000 vehicles (or 32.0%), and in GME where wholesale volumes decreased by 63,000 vehicles (or 17.3%) across most of Europe.

	Combined GM and Old GM	Successor	Predecessor		Nine Months Ended 2009 vs. 2008 Change
	Nine Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	January 1, 2009 Through July 9, 2009	Nine Months Ended September 30, 2008
					Amount	%
Total net sales and revenue	$72,262	$25,147	$47,115	$118,201	$(45,939)	(38.9)%

In the nine months ended September 30, 2009 Total net sales and revenue decreased by $45.9 billion (or 38.9%), primarily due to: (1) volume reductions of $29.4 billion in GMNA; (2) lower wholesale volumes of $8.8 billion in GMIO resulting from decreased domestic sales at GM Daewoo and lower exports to North America; (3) lower wholesale volumes of $5.0 billion in GME; (4) foreign currency translation and transaction losses of $4.4 billion in GME, primarily driven by the strengthening of the U.S. Dollar versus the Euro; (5) foreign currency translation and transaction losses of $3.3 billion in GMIO, primarily driven by the strengthening of the U.S. Dollar versus other major currencies such as the Korean Won, Brazilian Real and Australian Dollar; (6) decreased revenue of $1.1 billion in GME related to Saab; and (7) a decrease in service parts sales of $0.8 billion in GMNA.

These decreases were partially offset by: (1) improved lease residuals of $2.0 billion in GMNA, mostly related to daily rental car vehicles returned from lease and sold at auction; (2) improved pricing and lower sales incentives of $1.2 billion in GMNA; (3) favorable vehicle pricing of $0.8 billion in GME, primarily due to price increases throughout Europe and decreased incentive costs resulting from government subsidies for vehicle purchases; and (4) favorable pricing of $0.4 billion in GMIO reflecting price increases in Venezuela to offset the high inflation rate.

In the nine months ended September 30, 2009 vehicle sale volumes decreased most significantly in the United States where vehicle sales decreased by 886,000 vehicles (or 36.4%), in Europe where wholesale volumes decreased by 389,000 vehicles (or 29.3%) across most of Europe, and at GM Daewoo where wholesale volumes decreased by 312,000 vehicles (or 40.6%).

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Cost of Sales

	Successor		Predecessor
	July 10, 2009 Through September 30, 2009	Percentage of Total net sales and revenue	July 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	Three Months Ended September 30, 2008	Percentage of Total net sales and revenue	Nine Months Ended September 30, 2008	Percentage of Total net sales and revenue
Cost of sales	$23,554	93.7%	$1,819	111.1%	$55,814	118.5%	$34,521	91.3%	$116,165	98.3%
Gross margin	$1,593	6.3%	$(182)	(11.1)%	$(8,699)	(18.5)%	$3,287	8.7%	$2,036	1.7%

GM

In the period July 10, 2009 through September 30, 2009 Cost of sales included foreign currency translation losses of $0.8 billion, primarily in GMNA driven by a strengthening in the Canadian Dollar versus the U.S. Dollar, which were partially offset by foreign currency transaction gains of $0.4 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 Cost of sales included incremental depreciation charges of $2.0 billion in GMNA that Old GM recorded prior to the 363 Sale for facilities included in GMNA’s restructuring activities and for certain facilities that MLC retained at July 10, 2009 and foreign currency translation losses of $0.7 billion, primarily in GMNA due to the strengthening of the Canadian Dollar versus the U.S. Dollar.

In the period January 1, 2009 through July 9, 2009 Cost of sales included: (1) charges of $1.1 billion related to the SUB and TSP; (2) separation charges of $0.7 billion related to hourly employees who participated in the 2009 Special Attrition Program and Second 2009 Special Attrition Program; (3) expenses of $0.7 billion related to the U.S. pension and other postemployment benefits (OPEB) plans for hourly and salary employees; (4) separation charges of $0.3 billion for a U.S. salaried workforce reduction program to allow 6,000 terminated employees to receive ongoing wages and benefits for no longer than 12 months; and (5) expenses of $0.3 billion related to Canadian pension and OPEB plans for hourly and salary employees and restructuring activities. These costs were partially offset by favorable adjustments of $0.7 billion primarily related to the suspension of the JOBS Program.

In the period January 1, 2009 through July 9, 2009 negative gross margin reflected the under absorption of manufacturing overhead resulting from declining sales volumes and incremental depreciation of $2.0 billion and $0.7 billion in GMNA and GME.

In the three months ended September 30, 2008 Cost of sales included: (1) postemployment benefit costs of $0.7 billion in GMNA, which were primarily comprised of charges of $0.5 billion related to previously announced capacity actions; offset by (2) pension and postretirement benefit gains of $3.2 billion, which were comprised of a net curtailment gain of $4.9 billion related to the 2008 UAW Settlement Agreement offset by expenses of $1.7 billion related to the salaried post-65 healthcare settlement.

In the nine months ended September 30, 2008 Cost of sales included pension and postretirement benefit costs of $0.2 billion in GMNA, which were comprised of: (1) expenses of $1.7 billion related to the salaried post-65 healthcare settlement; (2) restructuring and other costs of $3.5 billion related to the 2008 UAW Special Attrition Program and 2008 IUE-CWA Special Attrition Program; partially offset by (3) a net curtailment gain of $4.9 billion in GMNA related to the 2008 UAW Settlement Agreement.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Selling, General and Administrative Expense

	Successor		Predecessor
	July 10, 2009 Through September 30, 2009	Percentage of Total net sales and revenue	July 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	Three Months Ended September 30, 2008	Percentage of Total net sales and revenue	Nine Months Ended September 30, 2008	Percentage of Total net sales and revenue
Selling, general and administrative expense	$2,636	10.5%	$728	44.5%	$6,161	13.1%	$3,251	8.6%	$10,704	9.1%

GM

In the period July 10, 2009 through September 30, 2009 Selling, general and administrative expense included charges of $0.2 billion for dealer wind-down costs in GMNA. These expenses were partially offset by reductions in overall spending for media and advertising fees as a result of cost saving initiatives and a decline in sales and marketing expenses related to terminated brands.

Old GM

In the period January 1, 2009 through July 9, 2009 Selling, general and administrative expense included charges of $0.5 billion recorded for dealer wind-down costs in GMNA and costs related to declining wholesale volumes in GMIO. This was partially offset by the positive effects of various cost savings initiatives, the cancellation of certain sales and promotion contracts as a result of the Chapter 11 Proceedings in the U.S. and overall reductions in advertising and marketing budgets.

Interest Expense

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Interest expense	$(365)	$(823)	$(5,428)	$(595)	$(2,217)

Old GM

In the period July 1, 2009 through July 9, 2009 Old GM recorded amortization of discounts primarily related to the DIP Facility of $0.6 billion.

In the period January 1, 2009 through July 9, 2009 Old GM recorded amortization of discounts related to the UST Loan, EDC Loan and DIP Facilities of $3.7 billion. In addition, Old GM incurred interest expense of $1.7 billion primarily related to interest expense of $0.8 billion on unsecured debt balances, $0.4 billion on the UST Loan Facility and $0.2 billion on GMIO debt. Old GM ceased accruing and paying interest on most of its unsecured U.S. and foreign denominated debt on June 1, 2009, the date of its Chapter 11 Proceedings.

Gain (Loss) on Extinguishment of Debt

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Gain (loss) on extinguishment of debt	$—	$—	$(1,088)	$43	$43

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Old GM

In the period January 1, 2009 through July 9, 2009 Old GM recorded a loss related to the extinguishment of the UST GMAC Loan of $2.0 billion, when the UST exercised its option to convert outstanding amounts into shares of GMAC’s Class B Common Membership Interests. This loss was partially offset by a gain on extinguishment of debt of $0.9 billion related to an amendment to Old GM’s $1.5 billion U.S. term loan in March 2009.

In the three and nine months ended September 30, 2008 Old GM recorded a settlement gain of $43 million related to the exchange of common stock for the Series D debentures, which were retired and cancelled.

Income Tax Expense (Benefit)

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Income tax expense (benefit)	$(139)	$(607)	$(1,166)	$68	$1,029

GM

In the period July 10, 2009 through September 30, 2009 Income tax expense (benefit) primarily resulted from an income tax benefit of $0.3 billion from income tax allocation and an income tax benefit of $0.1 billion from the reversal of certain valuation allowances on net deferred tax assets, partially offset by income tax provisions of $0.2 billion at profitable entities. In the period July 10, 2009 through September 30, 2009 our U.S. operations incurred losses from operations with no income tax benefit due to full valuation allowances against our U.S. deferred tax assets, and we had Other comprehensive income, primarily due to remeasurement gains on our U.S. pension plans. We recorded income tax expense related to the remeasurement gains in Other comprehensive income and allocated income tax benefit to operations.

Old GM

In the period July 1, 2009 through July 9, 2009 Income tax expense (benefit) primarily resulted from the reversal of valuation allowances of $0.7 billion related to Reorganization gains, net.

In the period January 1, 2009 through July 9, 2009 Income tax expense (benefit) primarily resulted from the reversal of valuation allowances of $0.7 billion related to Reorganization gains, net and the resolution of a transfer pricing matter of $0.7 billion between the U.S. and Canadian governments, offset by income tax provisions of profitable entities.

In the three months ended September 30, 2008 Income tax expense (benefit) primarily resulted from income tax provisions of profitable entities.

In the nine months ended September 30, 2008 Income tax expense (benefit) primarily resulted from the establishment of valuation allowances of $0.4 billion against deferred tax assets in Spain and the United Kingdom and income tax provisions of profitable entities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Equity Income, net of tax

	Successor		Predecessor
	July 10, 2009 Through September 30, 2009	Percentage of Total net sales and revenue	July 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	Three Months Ended September 30, 2008	Percentage of Total net sales and revenue	Nine Months Ended September 30, 2008	Percentage of Total net sales and revenue
SGM and SGMW	$195	0.8%	$8	0.5%	$298	0.6%	$50	0.1%	$286	0.2%
Other equity interests	9	—%	7	0.4%	(237)	(0.5)%	—	—%	24	—%

Total equity income, net of tax	$204	0.8%	$15	0.9%	$61	0.1%	$50	0.1%	$310	0.3%

GM

In the period July 10, 2009 through September 30, 2009 Equity income, net of tax reflected increased sales volume at SGM.

Old GM

In the period January 1, 2009 through July 9, 2009 Equity income, net of tax reflected: (1) increased sales volume at SGM; (2) charges of $0.2 billion related to Old GM’s investment in New United Motor Manufacturing, Inc. (NUMMI); and (3) equity losses of $65 million and $38 million related to NUMMI and CAMI Automotive, Inc. (CAMI), primarily due to lower volumes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Changes in Consolidated Financial Condition

(Dollars in millions)

	Successor	Predecessor
	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$25,092	$14,053
Marketable securities	137	141

Total cash, cash equivalents and marketable securities	25,229	14,194
Restricted cash and marketable securities	19,009	672
Accounts and notes receivable, net	7,725	7,918
Inventories	10,610	13,195
Assets held for sale	663	—
Equipment on operating leases, net	3,142	5,142
Other current assets and deferred income taxes	1,966	3,146

Total current assets	68,344	44,267
Non-Current Assets
Restricted cash and marketable securities	1,553	1,917
Equity in net assets of nonconsolidated affiliates	6,088	2,146
Equipment on operating leases, net	5	442
Property, net	18,639	39,665
Goodwill	30,633	—
Intangible assets, net	15,385	265
Deferred income taxes	698	98
Prepaid pension	96	109
Other assets	2,903	2,130

Total non-current assets	76,000	46,772

Total Assets	$144,344	$91,039

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable (principally trade)	$20,322	$22,259
Short-term debt and current portion of long-term debt	12,815	16,920
Liabilities held for sale	492	—
Postretirement benefits other than pensions	1,339	4,002
Accrued expenses	23,812	32,427

Total current liabilities	58,780	75,608
Non-Current Liabilities
Long-term debt	2,659	29,018
Postretirement benefits other than pensions	18,640	28,919
Pensions	28,915	25,178
Other liabilities and deferred income taxes	14,364	17,392

Total non-current liabilities	64,578	100,507

Total Liabilities	123,358	176,115
Commitments and contingencies
Preferred stock, $0.01 par value (1,000,000,000 shares authorized, 360,000,000 shares issued and 100,000,000 shares outstanding at September 30, 2009)	1,741	—
Equity (Deficit) Old GM
Preferred stock, no par value (6,000,000 shares authorized, no shares issued and outstanding)	—	—
Preference stock, $0.10 par value (100,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $1 2/3 par value common stock (2,000,000,000 shares authorized, 800,937,541 shares issued and 610,483,231 shares outstanding at December 31, 2008)	—	1,017
General Motors Company
Common stock, $0.01 par value (2,500,000,000 shares authorized, 500,000,000 shares issued and 412,500,000 outstanding at September 30, 2009)	4	—
Capital surplus (principally additional paid-in capital)	18,787	16,489
Accumulated deficit	(899)	(70,727)
Accumulated other comprehensive income (loss)	677	(32,339)

Total stockholders’ equity (deficit)	18,569	(85,560)
Noncontrolling interests	676	484

Total equity (deficit)	19,245	(85,076)

Total Liabilities and Equity (Deficit)	$144,344	$91,039

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Liquidity Measures

	Successor	Predecessor
	September 30, 2009	December 31, 2008
Current ratio	1.16	0.59
Days sales outstanding (a)	27	25
Inventory turnover (a)	1.87	1.85
Days payable outstanding (a)	57	68

(a)	These measurements show the relationship between the applicable sales or cost of sales activity and the comparable related average asset or liability balance during the period from July 10, 2009 through September 30, 2009 and the quarter ended December 31, 2008

Current Assets

GM

At September 30, 2009 Restricted cash and marketable securities of $19.0 billion was primarily comprised of $17.4 billion in our UST Credit Agreement and Canadian Health Care Trust escrow accounts. The remainder was primarily comprised of amounts pre-funded related to supplier payments and other third parties and other cash collateral requirements.

At September 30, 2009 Accounts and notes receivable, net of $7.7 billion was affected by lower volumes.

At September 30, 2009 Inventories were $10.6 billion. Inventories were recorded on a FIFO basis and were affected by efforts to reduce inventory levels globally.

At September 30, 2009 Assets held for sale of $0.7 billion were related to Saab. Saab’s Assets held for sale were primarily comprised of cash and cash equivalents, inventory and receivables.

At September 30, 2009 Equipment on operating leases, net of $3.1 billion was comprised of vehicle sales to daily rental car companies and to retail leasing customers. At September 30, 2009 there were 103,000 vehicles leased to U.S. daily rental car companies and 39,000 vehicles leased through our automotive retail portfolio. The numbers of vehicles on lease were at lower levels primarily due to the continued wind-down of our automotive retail portfolio.

Old GM

At December 31, 2008 Restricted cash and marketable securities of $0.7 billion was primarily comprised of amounts pre-funded related to supplier payments and other third parties and other cash collateral requirements.

At December 31, 2008 Inventories were $13.2 billion. Inventories for certain business units were recorded on a LIFO basis.

At December 31, 2008 Equipment on operating leases, net of $5.1 billion was comprised of vehicle sales to daily rental car companies and to retail leasing customers. At December 31, 2008 there were 137,000 vehicles leased to U.S. daily rental car companies and 133,000 vehicles leased through the automotive retail portfolio.

Non-Current Assets

GM

At September 30, 2009 Restricted cash and marketable securities of $1.6 billion was primarily comprised of collateral for insurance related activities and other cash collateral requirements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At September 30, 2009 Equity in net assets of nonconsolidated affiliates of $6.1 billion was primarily comprised of our investments in SGM and SGMW. In connection with our application of fresh-start reporting, we recorded adjustments of $3.8 billion to record Equity in net assets of nonconsolidated affiliates at its fair value of $5.8 billion.

At September 30, 2009 Property, net was $18.6 billion. In connection with our application of fresh-start reporting, we recorded Property at its fair value of $18.5 billion.

At September 30, 2009 Goodwill was $30.6 billion. In connection with our application of fresh-start reporting, we recorded Goodwill of $30.5 billion at July 10, 2009. In connection with our application of fresh-start reporting, we recorded Goodwill of $30.5 billion at July 10, 2009. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value, and the difference between the GAAP and fair value amounts gives rise to goodwill, which is a residual. Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in goodwill. Our employee benefit related accounts were recorded in accordance with ASC 712 and ASC 715 and deferred income taxes were recorded in accordance with ASC 740. There was no goodwill on an economic basis based on the fair value of our equity, liabilities and identifiable assets.

At September 30, 2009 Intangible assets, net was $15.4 billion. In connection with our application of fresh-start reporting, we recorded Intangible assets at their fair value of $16.1 billion at July 10, 2009. Newly recorded identifiable intangible assets included brand names, our dealer network, customer relationships, developed technologies, favorable contracts and other intangible assets.

At September 30, 2009 Other assets of $2.9 billion was primarily comprised of our cost method investments in GMAC common and preferred stock. In connection with our application of fresh-start reporting, we recorded our investments in GMAC common and preferred stock at their fair values of $1.3 billion and $0.7 billion.

Old GM

At December 31, 2008 Restricted cash and marketable securities of $1.9 billion was primarily comprised of collateral for insurance related activities and other cash collateral requirements.

At December 31, 2008 Equity in net assets of nonconsolidated affiliates of $2.1 billion was primarily comprised of Old GM’s investments in SGM, SGMW and GMAC. In May 2009 Old GM’s ownership interest in GMAC’s Common Membership Interests was reduced to 24.5% and at June 30, 2009 GMAC converted its status to a C corporation. At that date, Old GM began to account for its investment in GMAC using the cost method rather than the equity method as Old GM no longer exercised significant influence over GMAC.

At December 31, 2008 Other assets of $2.1 billion was primarily comprised of taxes other than income, derivative assets and debt issuance expense.

Current Liabilities

GM

At September 30, 2009 Accounts payable was $20.3 billion. Accounts payable amounts were correlated, in part, with vehicle production and sales volumes, which drive purchases of materials, freight costs and advertising expenditures.

At September 30, 2009 Short-term debt and current portion of long-term debt of $12.8 billion was primarily comprised of amounts we entered into or assumed under various agreements with the U.S., Canadian and German governments. In addition, we assumed secured and unsecured debt obligations (including capital leases) owed by our subsidiaries.

At September 30, 2009 current Liabilities held for sale of $0.5 billion were related to Saab. Saab’s Liabilities held for sale were primarily comprised of accounts payable, warranty and pension obligations and other liabilities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At September 30, 2009 our current OPEB obligation of $1.3 billion included the effect of the 2009 Revised UAW Settlement Agreement and other OPEB plan changes.

At September 30, 2009 Accrued expenses were $23.8 billion. Major components of accrued expenses were dealer and customer allowances, claims and discounts, deposits from rental car companies, policy, product warranty and recall campaigns, accrued payrolls and employee benefits, current pension obligations, taxes other than income taxes and liabilities related to plant closures. Accrued expenses were affected by sales volumes which affect customer deposits, dealer incentives and policy and warranty costs as well as certain liabilities MLC retained as a result of the 363 transaction.

Old GM

At December 31, 2008 Accounts payable was $22.3 billion. Accounts payable amounts were correlated, in part, with vehicle production and sales volumes, which drive purchases of materials, freight costs and advertising expenditures.

At December 31, 2008 Short-term debt and current portion of long-term debt of $16.9 billion was primarily comprised of UST Loans, a secured revolving credit facility and secured and unsecured debt obligations (including capital leases) owed by Old GM’s subsidiaries.

In connection with the 363 Sale, MLC retained Old GM’s unsecured U.S. dollar denominated bonds, foreign currency denominated bonds, contingent convertible debt and certain other debt obligations of $2.4 billion.

At December 31, 2008 the current OPEB obligation of $4.0 billion represented the liability to provide postretirement medical, dental, legal service and life insurance to eligible U.S. and Canadian retirees and their eligible dependents.

At December 31, 2008 Accrued expenses were $32.4 billion. Major components of accrued expenses were dealer and customer allowances, claims and discounts, deposits from rental car companies, policy, product warranty and recall campaigns, accrued payrolls and employee benefits, current pension obligation, taxes other than income taxes and liabilities related to plant closures. Other accrued expenses included accruals for advertising and promotion, legal, insurance, and various other items.

Non-Current Liabilities

GM

At September 30, 2009 Long-term debt of $2.7 billion was primarily comprised of secured and unsecured debt obligations (including capital leases) owed by our subsidiaries. In connection with our application of fresh-start reporting, we recorded a decrease of $1.5 billion to record Long-term debt at its fair value of $2.5 billion.

At September 30, 2009 our non-current OPEB obligation of $18.6 billion included the effect of the 2009 Revised UAW Settlement Agreement and other OPEB plan changes.

In May 2009 the UAW, the UST and Old GM agreed to the 2009 Revised UAW Settlement Agreement, subject to the successful completion of the 363 Sale, that related to the 2008 UAW Settlement Agreement that permanently shifted responsibility for providing retiree health care from Old GM to the New Plan funded by the New VEBA. The 2009 Revised UAW Settlement Agreement significantly reduced our OPEB obligations as a result of changing the amount, form and timing of the consideration to be paid to the New VEBA, eliminating certain coverages and increasing certain cost sharing provisions.

At September 30, 2009 our non-current Pensions obligation of $28.9 billion included the effects of the 2009 Salaried Window Program, 2009 Special Attrition Program, Second 2009 Special Attrition Program, Delphi Benefit Guarantee Agreements, the 2009 Revised UAW Settlement Agreement and other employee related actions.

At September 30, 2009 Other liabilities and deferred income taxes were $14.4 billion. Major components of Other liabilities included policy and product warranty, accrued payrolls and employee benefits, dealer and customer allowances, claims and discounts, postemployment benefits including facility idling reserves and Delphi contingent liabilities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Old GM

At December 31, 2008 Long-term debt of $29.0 billion was primarily comprised of: (1) unsecured U.S. Dollar denominated bonds of $14.9 billion; (2) foreign currency denominated bonds of $4.4 billion; and (3) contingent convertible debt of $6.4 billion. The remaining balance consisted mainly of secured and unsecured debt obligations (including capital leases) owed by Old GM’s subsidiaries.

In connection with the Chapter 11 Proceedings, Old GM’s $4.5 billion secured revolving credit facility, $1.5 billion U.S. term loan and $125 million secured credit facility were paid in full on June 30, 2009.

In connection with the 363 Sale, MLC retained Old GM’s unsecured U.S. dollar denominated bonds, foreign currency denominated bonds, contingent convertible debt and certain other debt obligations of $25.5 billion.

At December 31, 2008 the non-current OPEB obligation of $28.9 billion represented the liability to provide postretirement medical, dental, legal service and life insurance to eligible U.S. and Canadian retirees and their eligible dependents.

At December 31, 2008 the non-current Pensions obligation of $25.2 billion included the effect of actual losses on plan assets, the transfer of the Delphi pension liability and other curtailments and amendments.

At December 31, 2008 Other liabilities and deferred income taxes were $17.4 billion. Major components of Other liabilities included policy, product warranty and recall campaigns, accrued payrolls and employee benefits, insurance reserves, dealer and customer allowances, claims and discounts, postemployment benefits including facility idling reserves and Delphi contingent liabilities.

Further information on each of our segments is presented later in this MD&A.

GM Segment Results of Operations

GM North America

(Dollars in millions)

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Total net sales and revenue	$14,151	$427	$24,191	$22,544	$66,907
Income (loss) attributable to stockholders before interest and income taxes	$(1,377)	$(640)	$(11,092)	$620	$(8,800)

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Combined GM and Old GM		Old GM
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Production Volume (a)
Cars	205	491	436	1,178
Trucks	326	806	479	1,456

Total	531	1,297	915	2,634

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009			Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a) (b) (c)
Total GMNA	3,688	691	18.7%	9,779	1,848	18.9%	4,185	978	23.4%	13,342	2,889	21.7%
Total U.S.	3,046	593	19.5%	7,939	1,547	19.5%	3,412	828	24.3%	10,962	2,433	22.2%
U.S. — Cars	1,634	270	16.5%	4,073	673	16.5%	1,719	348	20.3%	5,552	1,038	18.7%
U.S. — Trucks	1,413	322	22.8%	3,866	874	22.6%	1,693	480	28.4%	5,410	1,396	25.8%
Canada	410	67	16.2%	1,142	201	17.6%	440	97	22.0%	1,343	288	21.5%
Mexico	179	30	16.6%	544	94	17.3%	261	50	19.0%	800	159	19.9%

(a)	Vehicle sales primarily represent sales to the ultimate customer.

(b)	Includes HUMMER, Saab, Saturn and Pontiac vehicle sales data.

(c)	Vehicle sales data may include rounding differences.

July 10, 2009 Through September 30, 2009, July 1, 2009 Through July 9, 2009, January 1, 2009 Through July 9, 2009 and the Three and Nine Months Ended September 30, 2008

(Dollars in millions)

Total Net Sales and Revenue

	Combined GM and Old GM	Successor	Predecessor		Three Months Ended 2009 vs. 2008 Change
	Three Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008
					Amount	%
Total net sales and revenue	$14,578	$14,151	$427	$22,544	$(7,966)	(35.3)%

In the periods July 10, 2009 through September 30, 2009 and January 1, 2009 through July 9, 2009 and the three and nine months ended September 30, 2008 several factors have continued to affect vehicle sales. The continuing tight credit markets, volatile oil prices, increasing unemployment rates and a recession in North America and the U.S. resulted in depressed sales. Old GM’s well publicized liquidity issues, public speculation as to the effects of Chapter 11 proceedings and the actual Chapter 11 Proceedings also negatively affected vehicle sales in North America. These negative factors were partially offset in the period July 10, 2009 through September 30, 2009 by: (1) improved vehicle sales related to the CARS program; and (2) an increase in dealer showroom traffic and related vehicle sales in response to our new 60-Day satisfaction guarantee program, which began in early September 2009.

The continuation of the economic and industry factors previously discussed have negatively affected revenue and vehicle sales, most significantly in the U.S., GMNA’s largest market. In the three months ended September 30, 2009 vehicle sales in the U.S. decreased by 236,000 vehicles (or 28.5%), U.S. market share decreased from 24.3% to 19.5%, vehicle sales in Canada decreased by 30,000 vehicles (or 31.4%) and vehicle sales in Mexico decreased by 20,000 vehicles (or 40.0%).

In the three months ended September 30, 2009 Total net sales and revenue decreased by $8.0 billion (or 35.3%), primarily due to: (1) a decrease in revenue of $9.5 billion related to volume reductions; and (2) unfavorable mix of $0.3 billion. The decline in revenue was partially offset by improved pricing and lower sales incentives of $2.3 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Combined GM and Old GM	Successor	Predecessor		Nine Months Ended 2009 vs. 2008 Change
	Nine Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	January 1, 2009 Through July 9, 2009	Nine Months Ended September 30, 2008
					Amount	%
Total net sales and revenue	$38,342	$14,151	$24,191	$66,907	$(28,565)	(42.7)%

In the nine months ended September 30, 2009 vehicle sales in the U.S. decreased by 886,000 vehicles (or 36.4%), U.S. market share decreased from 22.2% to 19.5%, vehicle sales in Canada decreased by 87,000 vehicles (or 30.1%) and vehicle sales in Mexico decreased by 65,000 vehicles (or 40.7%).

In the nine months ended September 30, 2009 Total net sales and revenue decreased by $28.6 billion (or 42.7%), primarily due to: (1) a decrease in revenue of $29.4 billion related to volume reductions; and (2) a decrease in service parts sales of $0.8 billion. The decline in revenue was partially offset by: (1) improved lease residuals of $2.0 billion, mostly related to daily rental car vehicles returned from lease and sold at auction; and (2) improved pricing and lower sales incentives of $1.2 billion.

Income (Loss) Attributable to Stockholders Before Interest and Income Taxes

In the periods July 10, 2009 through September 30, 2009, July 1, 2009 through July 9, 2009, and January 1, 2009 through July 9, 2009 Loss attributable to stockholders before interest and income taxes was $1.4 billion, $0.6 billion and $11.1 billion.

Cost and expenses includes both fixed costs as well as costs which generally vary with production levels. Certain fixed costs, primarily labor related, have continued to decrease in relation to historical levels primarily due to various separation and other programs implemented in order to reduce labor costs. However, the implementation of various separation programs, as well as reducing the estimated useful lives of Property, resulted in significant changes in various periods.

In the period July 10, 2009 through September 30, 2009 results included the following:

•	Foreign currency translation losses of $0.8 billion driven by the general strengthening of the Canadian Dollar versus the U.S. Dollar;

•	Charges of $0.2 billion related to dealer wind-down costs for our Saturn dealers after plans to sell the Saturn brand and dealerships network were terminated; and

•

Effects of fresh-start reporting, which included amortization of intangible assets which were established in connection with our application of fresh-start reporting, which was offset by decreased depreciation of fixed assets resulting from lower balances, in addition to the elimination of deferred losses related to pension and postretirement obligations.

In the period January 1, 2009 through July 9, 2009 results included the following:

•	Incremental depreciation charges of $2.0 billion recorded by Old GM prior to the 363 Sale for facilities included in GMNA’s restructuring activities and for certain facilities that MLC retained;

•	Charges of $1.1 billion related to the SUB and TSP; which replaced the JOBS Program;

•

Separation charges of $1.0 billion related to hourly and salaried employees who participated in various separation programs, which were partially offset by favorable adjustments of $0.7 billion primarily related to the suspension of the JOBS Program;

•	Foreign currency translation losses of $0.7 billion driven by the general strengthening of the Canadian Dollar versus the U.S. Dollar;

•	Charges of $0.5 billion incurred for dealer wind-down costs; and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•

Impairment charges of $0.2 billion related to Old GM’s investment in NUMMI in addition to equity losses of $0.1 billion related to NUMMI and CAMI. MLC retained the investment in NUMMI, and CAMI has been consolidated since March 1, 2009.

In the three and nine months ended September 30, 2008 Net income (loss) attributable to stockholders before interest and income taxes was income of $0.6 billion and loss of $8.8 billion.

In the three months ended September 30, 2008 results included the following:

•	Postemployment benefit costs of $0.7 billion, which were primarily comprised of charges of $0.5 billion related to previously announced capacity actions; and

•

Pension and postretirement benefit gains of $3.2 billion, which were comprised of a net curtailment gain of $4.9 billion related to the 2008 UAW Settlement Agreement offset by expenses of $1.7 billion related to the salaried post-65 healthcare settlement.

In the nine months ended September 30, 2008 results included the following:

•

Pension and postretirement benefit costs of $0.2 billion, which were comprised of expenses of $1.7 billion related to the salaried post-65 healthcare settlement, restructuring and other costs of $3.5 billion related to the 2008 UAW Special Attrition Program and 2008 IUE-CWA Special Attrition Program, offset by a net curtailment gain of $4.9 billion related to the 2008 UAW Settlement; and

•

Postemployment benefit costs of $2.1 billion, which included separation charges of $1.4 billion related to previously announced capacity actions and $0.4 billion due to the 2008 Special Attrition Program.

GM International Operations

(Dollars in millions)

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Total net sales and revenue	$6,394	$542	$11,678	$10,132	$29,787
Income (loss) attributable to stockholders before interest and income taxes	$460	$(261)	$(956)	$473	$1,547

n.m.	= not meaningful

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Combined GM and Old GM		Old GM
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Production Volume (a) (b)	905	2,416	776	2,526

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(b)	Includes SGM, SGMW and FAW-GM joint venture production. Ownership of 50% in SGM, 34% in SGMW and 50% in FAW-GM, under the joint venture agreements, allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM production volume in China.

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009			Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a) (b) (c) (d)
Total GMIO	8,379	870	10.4%	23,231	2,386	10.3%	6,920	676	9.8%	22,277	2,144	9.6%
China	3,542	478	13.5%	9,629	1,293	13.4%	1,971	240	12.2%	6,951	830	11.9%
Brazil	852	168	19.8%	2,302	439	19.1%	802	158	19.8%	2,209	446	20.2%
Australia	227	30	13.2%	682	87	12.7%	242	33	13.5%	785	101	12.9%
Middle East Operations	276	30	10.8%	770	86	11.2%	297	40	13.6%	860	112	13.0%
South Korea	362	31	8.5%	1,010	76	7.5%	284	30	10.6%	936	99	10.5%
Argentina	135	21	15.7%	415	64	15.3%	167	26	15.3%	509	78	15.3%
Colombia	47	16	33.2%	133	49	36.9%	59	21	35.5%	169	59	35.0%
India	582	18	3.1%	1,639	46	2.8%	486	17	3.5%	1,581	51	3.2%
Venezuela	26	5	19.3%	107	40	37.6%	58	13	21.9%	213	73	34.3%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer.

(b)	Includes SGM, SGMW and FAW-GM joint venture vehicle sales. Ownership of 50% in SGM, 34% in SGMW and 50% in FAW-GM, under the joint venture agreements, allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture vehicle sales in China as part of global market share. Combined GM and Old GM joint venture sales in China included in vehicle sales and market share data was 271,000 vehicles and 763,000 vehicles in the three and nine months ended September 30, 2009. Old GM’s joint venture vehicle sales in China included in vehicle sales and market share data was 128,000 vehicles and 457,000 vehicles in the three and nine months ended September 30, 2008.

(c)	Vehicle sales and market share data from sales of GM Daewoo produced Chevrolet brand products in Europe are reported as part of GME. Combined GM and Old GM sales of GM Daewoo produced Chevrolet brand products in Europe was 88,000 vehicles and 272,000 vehicles in the three and nine months ended September 30, 2009. Old GM’s sales of GM Daewoo produced Chevrolet brand products in Europe was 98,000 vehicles and 336,000 vehicles in the three and nine months ended September 30, 2008.

(d)	Vehicle sales data may include rounding differences.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

July 10, 2009 Through September 30, 2009, July 1, 2009 Through July 9, 2009, January 1, 2009 Through July 9, 2009 and the Three and Nine Months Ended September 30, 2008

(Dollars in millions)

Total Net Sales and Revenue

The increase in vehicle sales related to China joint ventures is not reflected in Total net sales and revenue. The results of our China joint ventures are recorded in Equity income, net of tax.

	Combined GM and Old GM	Successor	Predecessor		Three Months Ended 2009 vs. 2008 Change
	Three Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008
					Amount	%
Total net sales and revenue	$6,936	$6,394	$542	$10,132	$(3,196)	(31.5)%

In the periods July 10, 2009 through September 30, 2009 and January 1, 2009 through July 9, 2009 and the three and nine months ended September 30, 2008 several factors have continued to affect vehicle sales. The continuing tight credit markets, volatile oil prices, increasing unemployment rates and a recession in many international markets resulted in depressed sales. Old GM’s well publicized liquidity issues, public speculation as to the effects of Chapter 11 proceedings and the actual Chapter 11 Proceedings negatively affected vehicle sales in several markets. Many countries in the Asia Pacific region have responded to the global recession by lowering interest rates and initiating programs to provide credit to consumers, which had a positive effect on vehicle sales. Certain countries including China, Brazil, India and South Korea benefited from effective government economic stimulus packages and are showing signs of a recovery.

In the three months ended September 30, 2009 Total net sales and revenue decreased by $3.2 billion (or 31.5%) due to: (1) lower domestic wholesale sales volume at GM Daewoo and Australia and exports to North America of $3.2 billion; (2) net unfavorable effect of foreign currency translation and transaction losses, driven mainly by the strengthening of the U.S. Dollar versus other major currencies such as the Korean Won, Brazilian Real and Australian Dollar of $0.7 billion; partially offset by (3) gains attributable to foreign currency exchange derivatives of $0.4 billion driven by the strengthening of the U.S. Dollar versus the Korean Won; (4) favorable vehicle mix of $0.1 billion driven by launches of new vehicle models at GM Daewoo; and (5) favorable pricing effect of $0.1 billion in Venezuela reflecting price increases to offset the high inflation rate currently being experienced.

In line with the industry trends previously noted, our revenue decreased most significantly at GM Daewoo, where wholesale volumes decreased by 74,000 vehicles (or 32.0%).

	Combined GM and Old GM	Successor	Predecessor		Nine Months Ended 2009 vs. 2008 Change
	Nine Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	January 1, 2009 Through July 9, 2009	Nine Months Ended September 30, 2008
					Amount	%
Total net sales and revenue	$18,072	$6,394	$11,678	$29,787	$(11,715)	(39.3)%

In the nine months ended September 30, 2009 Total net sales and revenue decreased by $11.7 billion (or 39.3%) due to: (1) lower domestic wholesale sales volume at GM Daewoo and exports to North America of $8.8 billion; (2) a net unfavorable effect of foreign currency translation and transaction losses, driven mainly by the strengthening of the U.S. Dollar versus other major currencies such as the Korean Won, Brazilian Real and Australian Dollar of $3.3 billion; partially offset by (3) favorable pricing of $0.4 billion primarily due to the high inflation rate currently experienced in Venezuela.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Income (Loss) Attributable to Stockholders Before Interest and Income Taxes

In the periods July 10, 2009 through September 30, 2009, July 1, 2009 through July 9, 2009, and January 1, 2009 through July 9, 2009 Income (loss) attributable to stockholders before interest and income taxes was income of $0.5 billion, loss of $0.3 billion and loss of $1.0 billion.

Costs and expenses include both fixed costs as well as costs which generally vary with production levels. Certain fixed costs, primarily labor related, have continued to decrease in relation to historical levels primarily due to various separation and other programs implemented in order to reduce labor costs. However, the implementation of various separation programs, as well as reducing the estimated useful lives of Property, resulted in significant changes in various periods.

In the period July 10, 2009 through September 30, 2009 results included the following:

•

Effects of fresh-start reporting, which included amortization of intangible assets which were partially offset by the reduced value of inventory recorded through Cost of sales which were established in connection with our application of fresh-start reporting and depreciation of fixed assets resulting from lower balances.

In the period January 1, 2009 through July 9, 2009 results included the following:

•	Foreign currency transaction loss of $0.4 billion.

Income (loss) attributable to stockholders before interest and income taxes was income of $0.5 billion and $1.5 billion in the three and nine months ended September 30, 2008.

GM Europe

(Dollars in millions)

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Total net sales and revenue	$5,238	$607	$12,590	$7,482	$27,970
Income (loss) attributable to stockholders before interest and income taxes	$9	$(113)	$(2,823)	$(958)	$(782)

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Combined GM and Old GM		Old GM
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Production Volume (a)	277	868	348	1,336

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009			Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a) (b) (c)
Total GME	4,547	409	9.0%	14,241	1,289	9.1%	5,190	459	8.8%	17,389	1,623	9.3%
Germany	993	93	9.4%	3,173	304	9.6%	825	69	8.4%	2,628	237	9.0%
United Kingdom	654	78	12.0%	1,693	228	13.5%	633	95	15.0%	2,083	317	15.2%
Italy	520	42	8.0%	1,754	144	8.2%	503	39	7.8%	1,913	159	8.3%
Russia	351	30	8.5%	1,135	114	10.0%	798	76	9.5%	2,354	257	10.9%
France	572	29	5.0%	1,920	84	4.4%	564	23	4.1%	1,978	90	4.6%
Spain	272	25	9.1%	765	66	8.7%	285	23	8.0%	1,115	86	7.7%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer including sales of Chevrolet brand products in the region. The financial results from sales of GM Daewoo produced Chevrolet brand products are reported as part of GMIO. Combined GM and Old GM sales of GM Daewoo produced Chevrolet brand products included in vehicle sales and market share data was 88,000 and 272,000 in the three and nine months ended September 30, 2009. Old GM’s sales of GM Daewoo produced Chevrolet brand products included in vehicle sales and market share data was 98,000 vehicles and 336,000 vehicles in the three and nine months ended September 30, 2008.

(b)	Includes Saab vehicle sales data.

(c)	Vehicle sales data may include rounding differences.

July 10, 2009 Through September 30, 2009, July 1, 2009 Through July 9, 2009, January 1, 2009 Through July 9, 2009 and the Three and Nine Months Ended September 30, 2008

(Dollars in millions)

Total Net Sales and Revenue

	Combined GM and Old GM	Successor	Predecessor		Three Months Ended 2009 vs. 2008 Change
	Three Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008
					Amount	%
Total net sales and revenue	$5,845	$5,238	$607	$7,482	$(1,637)	(21.9)%

In the periods July 10, 2009 through September 30, 2009 and January 1, 2009 through July 9, 2009 and the three and nine months ended September 30, 2008 several factors have continued to affect vehicle sales. The continuing tight credit markets, volatile oil prices, increasing unemployment rates and a recession in many international markets resulted in depressed sales. Old GM’s well publicized liquidity issues, public speculation as to the effects of Chapter 11 proceedings and the actual Chapter 11 Proceedings negatively affected vehicle sales in several markets. Certain countries, including Germany, have benefited from effective government economic stimulus packages and are showing signs of a recovery.

In the three months ended September 30, 2009 Total net sales and revenue decreased by $1.6 billion (or 21.9%) due to: (1) decreased wholesale sales volume of $0.7 billion; (2) net unfavorable effect of foreign currency translation and transaction losses of $0.7 billion, driven primarily by the strengthening of the U.S. Dollar versus the Euro; (3) decreased revenue related to Saab of $0.2 billion; (4) decreased powertrain revenue of $0.2 billion; partially offset by (5) favorable vehicle pricing of $0.4 billion, due to price increases throughout Europe.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In line with the industry trends previously noted, our revenue decreased due to wholesale volume decreases of 63,000 vehicles (or 17.3%) across most of Europe with the largest declines in Russia of 23,000 vehicles (or 79.3%) and the United Kingdom of 18,000 (or 19.9%).

	Combined GM and Old GM	Successor	Predecessor		Nine Months Ended 2009 vs. 2008 Change
	Nine Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	January 1, 2009 Through July 9, 2009	Nine Months Ended September 30, 2008
					Amount	%
Total net sales and revenue	$17,828	$5,238	$12,590	$27,970	$(10,142)	(36.3)%

In the nine months ended September 30, 2009 Total net sales and revenue decreased by $10.1 billion (or 36.3%) due to: (1) decreased wholesale sales volume of $5.0 billion; (2) net unfavorable effect of foreign currency translation and transaction losses of $4.4 billion, driven mainly by the strengthening of the U.S. Dollar versus the Euro; (3) decreased revenue related to Saab of $1.1 billion; (4) decreased powertrain revenue $0.5 billion; partially offset by (5) favorable vehicle pricing of $0.8 billion primarily due to price increases throughout Europe and decreased incentive costs resulting from government subsidies for vehicle purchases.

In line with the industry trends previously noted, revenue decreased due to wholesale volume decreases of 389,000 vehicles (or 29.3%) across most of Europe with the largest declines in Russia of 58,000 vehicles (or 69.5%) and the United Kingdom of 91,000 vehicles (or 29.7%).

Income (Loss) Attributable to Stockholders Before Interest and Income Taxes

In the periods July 10, 2009 through September 30, 2009, July 1, 2009 through July 9, 2009, and January 1, 2009 through July 9, 2009 Income (loss) attributable to stockholders before interest and income taxes was income of $9 million and a loss of $0.1 billion and $2.8 billion.

Cost and expenses includes both fixed costs as well as costs which generally vary with production levels. Certain fixed costs, primarily labor related, have continued to decrease in relation to historical levels primarily due to various separation and other programs implemented in order to reduce labor costs. However, in the period January 1, 2009 through July 9, 2009 the implementation of various separation programs and incremental depreciation contributed to decreased margins. In the period July 10, 2009 through September 30, 2009 the effect of fresh-start reporting, especially the reduced value for inventory favorably affected results.

In the period July 10, 2009 through September 30, 2009 results included the following:

•

Effects of fresh-start reporting primarily consisting of reduced value of inventory recognized through Cost of sales and reduction in depreciation and amortization related to fair value of fixed assets and special tools, partially offset by increased amortization of intangible assets which were established in connection with our application of fresh-start reporting; and

•	Foreign currency transaction losses of $0.1 billion.

In the period January 1, 2009 through July 9, 2009 results included the following:

•	Other expenses of $0.8 billion primarily represented charges related to the deconsolidation of Saab. Saab filed for reorganization protection under the laws of Sweden in February 2009.

Loss attributable to stockholders before interest and income taxes was $1.0 billion and $0.8 billion in the three and nine months ended September 30, 2008.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Corporate Results of Operations

(Dollars in millions)

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Total net sales and revenue	$87	$7	$328	$305	$1,081
Net income (loss) attributable to stockholders	$93	$128,969	$123,887	$(2,639)	$(13,249)

Nonsegment operations are classified as Corporate. Corporate includes investments in GMAC, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, certain nonsegment specific revenues and expenses, including costs related to the Delphi Benefit Guarantee Agreements and a portfolio of automotive retail leases.

July 10, 2009 Through September 30, 2009, July 1, 2009 Through July 9, 2009, January 1, 2009 Through July 9, 2009 and the Three and Nine Months Ended September 30, 2008

(Dollars in millions)

Total Net Sales and Revenue

	Combined GM and Old GM	Successor	Predecessor		Three Months Ended 2009 vs. 2008 Change
	Three Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008
					Amount	%
Total net sales and revenue	$94	$87	$7	$305	$(211)	(69.2)%

Total net sales and revenue includes lease financing revenue from a portfolio of automotive retail leases. We anticipate this portfolio of automotive retail leases to be substantially liquidated by December 2010.

In the three months ended September 30, 2009 Total net sales and revenue decreased by $0.2 billion (or 69.2%) primarily due to a decrease in other financing revenue of $0.2 billion (or 76.7%) related to the liquidation of automotive retail leases. Average outstanding leases on-hand for GM and Old GM were 52,000 and 199,000 for the three months ended September 30, 2009 and 2008.

	Combined GM and Old GM	Successor	Predecessor		Nine Months Ended 2009 vs. 2008 Change
	Nine Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	January 1, 2009 Through July 9, 2009	Nine Months Ended September 30, 2008
					Amount	%
Total net sales and revenue	$415	$87	$328	$1,081	$(666)	(61.6)%

In the nine months ended September 30, 2009 Total net sales and revenue decreased by $0.7 billion (or 61.6%) primarily due to a decrease in other financing revenue of $0.6 billion (or 67.6%) related to the liquidation of automotive retail leases. Average outstanding leases on-hand for combined GM and Old GM were 87,000 and 263,000 for the nine months ended September 30, 2009 and 2008.

Net Income (Loss) Attributable to Stockholders

In the periods July 10, 2009 through September 30, 2009, July 1, 2009 through July 9, 2009, and January 1, 2009 through July 9, 2009 Net income attributable to stockholders was $0.1 billion, $129.0 billion and $123.9 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the period July 10, 2009 through September 30, 2009 results included the following:

•	Foreign currency transaction gains of $0.3 billion due to the appreciation of the Canadian Dollar versus the U.S. Dollar.

In the period July 1, 2009 through July 9, 2009 results included the following:

•	Centrally recorded Reorganization gains, net of $129.3 billion which is more fully discussed in Note 2 to the condensed consolidated financial statements; and

•	Amortization of discounts primarily related to the DIP Facility of $0.6 billion.

In the period January 1, 2009 through July 9, 2009 results included the following:

•	Centrally recorded Reorganization gains, net of $128.2 billion which is more fully discussed in Note 2 to the condensed consolidated financial statements;

•

Gain recorded on the UST GMAC Loan of $2.5 billion upon the UST’s conversion of the UST GMAC Loan for Class B Common Membership Interests in GMAC. The gain resulted from the difference between the fair value and the carrying amount of the GMAC equity interests given to the UST in exchange for the UST GMAC Loan. The gain was partially offset by Old GM’s proportionate share of GMAC’s loss from operations of $1.1 billion;

•

Amortization of discounts related to the UST Loan, EDC Loan and DIP Facilities of $3.7 billion. In addition, Old GM incurred interest expense of $1.7 billion primarily related to interest expense of $0.8 billion on unsecured debt balances, $0.4 billion on the UST Loan Facility and $0.2 billion on GMIO debt; and

•

A loss related to the extinguishment of the UST GMAC Loan of $2.0 billion when the UST exercised its option to convert outstanding amounts into shares of GMAC’s Class B Common Membership Interests. This loss was partially offset by a gain on extinguishment of debt of $0.9 billion related to an amendment to Old GM’s U.S. term loan.

In the three and nine months ended September 30, 2008 Net loss attributable to stockholders was $2.6 billion and $13.2 billion.

In the three and nine months ended September 30, 2008 results included the following:

•

Charges of $0.7 billion and $4.1 billion represented Old GM’s best estimate of the obligations associated with the Benefit Guarantee Agreements and other amounts due under the Amended Delphi-GM Settlement Agreements;

•

Depreciation expense, servicing fees, secured debt interest expense and realized losses of $0.3 billion and $1.0 billion related to the portfolio of automotive retail leases and off lease vehicles; and

•

Equity in loss of GMAC was due to Old GM’s proportionate share of GMAC’s loss from operations of $1.2 billion and $2.7 billion. The nine months ended September 30, 2008 also included impairment charges of $2.0 billion related to Old GM’s investment in GMAC Common Membership Interests.

Liquidity and Capital Resources

Our liquidity plans are subject to a number of risks and uncertainties, including those discussed in “Risk Factors,” some of which are outside our control. Macro-economic conditions could limit our ability to successfully execute our business plans and, therefore, adversely affect our liquidity plans.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Available Liquidity

Available liquidity includes cash balances and marketable securities. At September 30, 2009 available liquidity was $25.2 billion, not including funds available under credit facilities of $1.4 billion or in the UST Credit Agreement and HCT escrow accounts of $17.4 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

Although our cost reduction initiatives have alleviated our short-term cash needs, we still expect to have substantial cash requirements going forward. Our known material future uses of cash will include the following:

•	Spending to implement long-term cost savings and restructuring plans such as potential capacity reduction programs;

•	Continuing capital expenditures;

•	Repayment of UST Loans, Canadian Loan, VEBA Notes and German Facility;

•	Pension contributions; and

•	Continuing use of cash in our operations as a result of lower global industry sales.

We are in the process of changing our payment terms for the majority of our direct material, service parts and logistics suppliers from payments to be made on the second day after the second month end based on the date of purchase, which averages 47 day payment terms, to weekly payments. This change will not affect the average of 47 days that account payables are outstanding, but it will reduce volatility with respect to our intra-month liquidity and reduce our cash balances and liquidity at each month end. The change to weekly payment terms results in a better match between the timing of our receipt and disbursement of cash, which reduces volatility in our cash balances and lowers our minimum cash operating requirements. We estimate that this change could reduce our month end cash balances by approximately $1.3 billion to $1.7 billion by year end 2009 and by as much as $2.4 billion if completed for all suppliers subject to this initiative. We are planning to complete the payment term conversion in 2010.

We manage our global liquidity using U.S. cash investments, the UST Credit Agreement and HCT escrow accounts, cash held at our international treasury centers and available liquidity at consolidated overseas subsidiaries. The following table summarizes global liquidity (dollars in millions):

	Successor	Predecessor
	September 30, 2009	December 31, 2008
Cash and cash equivalents	$25,092	$14,053
Marketable securities	137	141

Available liquidity	25,229	14,194
Available under credit facilities	1,384	643

Total available liquidity	26,613	$14,837

UST Credit Agreement and HCT escrow accounts (a)	17,350

Total liquidity including UST Credit Agreement and HCT escrow accounts	$43,963

(a)	Classified as restricted cash. Refer to Note 9 to the condensed consolidated financial statements for additional information on the classification of the escrow accounts.

The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Credit Facilities

At September 30, 2009, we held committed credit facilities of $4.3 billion, under which we had drawn $3.3 billion leaving $1.0 billion available. Of these committed credit facilities Adam Opel held $2.1 billion, GM Daewoo held $1.3 billion, and other entities held $876 million. In addition, at September 30, 2009 we had uncommitted credit facilities of $944 million, under which we had borrowed $583 million leaving $361 million available. We and our subsidiaries use credit facilities to fund working capital needs, product programs, facilities development and other general corporate purposes.

Our largest credit facility at September 30, 2009 was the German Facility. The German Facility was established with the German government and certain German states with a total commitment of up to Euro 1.5 billion (equivalent to $2.1 billion when entered into) and maturing in November 2009. Undrawn amounts were $872 million at September 30, 2009. At November 30, 2009 the debt was paid in full and extinguished.

In addition, at September 30, 2009, GM Daewoo held a $1.3 billion revolving credit facility, which was established in October 2002 with a syndicate of banks and converts into a term loan in October 2010. All borrowings outstanding at October 2010 are required to be paid off in four equal annual installments by October 2014. Borrowings under this facility bear interest based on Korean Won denominated certificates of deposit. The average interest rate on amounts outstanding under this facility at September 30, 2009 was 5.35%. The borrowings are secured by certain GM Daewoo property, plant and equipment, and are used by GM Daewoo for general corporate purposes, including working capital needs. At September 30, 2009, the facility was fully drawn with $1.3 billion outstanding.

Restricted Cash and Marketable Securities

In connection with the Chapter 11 Proceedings, Old GM obtained funding of $33.3 billion from the UST and EDC under its DIP Facility. From these proceeds, $16.4 billion was deposited and remained in escrow at September 30, 2009. We did not make any withdrawals from this escrow during the period July 10, 2009 through September 30, 2009. Any unused amounts in escrow on June 30, 2010 are required to be used to repay the UST Loans and Canadian Loan. The UST Loans and Canadian Loan are recorded in Short-term debt based on these terms.

In July 2009 $862 million was deposited into an escrow account pursuant to an agreement between Old GM, EDC and an escrow agent. In July 2009 we subscribed for additional common shares in GMCL and paid the subscription price in cash. As required under certain agreements between GMCL, EDC, and an escrow agent, $3.6 billion of the subscription price was deposited into two additional escrow accounts to fund certain of GMCL’s pension plans and HCT obligations pending completion of certain preconditions. In September 2009 GMCL contributed $3.0 billion to the Canadian hourly defined benefit pension plan and $651 million to the Canadian salaried defined benefit pension plan, of which $2.7 billion was funded from escrow accounts. In accordance with the terms of the escrow agreement, $903 million was released from the escrow account to us in September 2009. At September 30, 2009 $918 million remained in an escrow account relating to HCT obligations.

Cash Flow

Operating Activities

In the period July 10, 2009 through September 30, 2009 we generated positive cash flow from operating activities of $2.9 billion on Net income (loss) of ($571) million. The positive cash flow from operating activities was primarily the result of: (1) favorable managed working capital in the amount of $6.4 billion driven mainly by the effect of increased sales and production activities on payables and the timing of certain supplier payments; (2) net income of $1.4 billion excluding depreciation and amortization; (3) the favorable effect of foreign exchange transactions of $0.5 billion; partially offset by (4) contributions primarily for Canadian hourly and salaried defined benefit pension plans of $4.0 billion and (5) decreases in accrued and other liabilities of $1.4 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Investing Activities

In the period July 10, 2009 through September 30, 2009 we had negative cash flow from investing activities of $0.4 billion, which primarily related to: (1) the funding of capital expenditures of $0.9 billion; offset by (2) $0.3 billion related to the liquidation of operating leases, and (3) $0.2 billion increase in cash due to the reconsolidation of Saab.

Financing Activities

In the period July 10, 2009 through September 30, 2009 we had positive cash flow from financing activities of $3.5 billion which primarily related to: (1) debt funding of $4.0 billion from EDC that was converted to equity; (2) net proceeds of $0.3 billion from the German Facility; (3) a $0.2 billion net increase in long-term debt; partially offset by (4) $0.6 billion decrease in short-term debt; and (5) a $0.4 billion payment on UST Loans related to the U.S. government warranty program.

Net Assets (Debt)

The following table summarizes net assets (debt) balances (dollars in millions):

	Successor	Predecessor
	September 30, 2009	December 31, 2008
Cash and cash equivalents	$25,092	$14,053
Marketable securities	137	141
UST Credit Agreement and HCT escrow accounts	17,350	—
Short-term debt and current portion of long-term debt	(12,815)	(16,920)
Long-term debt	(2,659)	(29,018)

Net assets (debt)	$27,105	$(31,744)

Other Liquidity Issues

In March 2009 the UST announced that it will provide up to $5.0 billion in financial assistance to automotive suppliers by guaranteeing or purchasing certain of the receivables payable by Old GM (Receivables Program). In April 2009 Old GM and the UST entered into various agreements to establish Old GM’s participation in the Receivables Program. The Receivables Program is expected to operate for up to one year and may, at the UST’s direction, be extended for a longer term. On July 10, 2009 in connection with the 363 Sale, we assumed the obligation of the Receivables Program. In order to fund purchases of receivables and operate the Receivables Program, we can make equity contributions of up to $125 million, and the UST will loan up to $2.5 billion. At September 30, 2009 our equity contributions were $55 million and the UST loaned $290 million to the Receivables Program. We do not anticipate making any additional equity contributions.

GMAC currently finances our vehicles while they are in-transit to dealers in a number of markets including the U.S. In the event GMAC significantly limits or ceases to finance in-transit vehicles, our liquidity will be adversely affected.

We have covenants in our UST Credit Agreement, Canadian Loan Agreement and VEBA Note Agreement that could limit the amount and type of additional financing that we could raise to bolster our liquidity if needed. Refer to Note 10 to the condensed consolidated financial statements for additional information on our covenants.

We have assumed $100 million of loan commitments which Old GM had provided to affiliated companies and critical business partners and we have subsequently extended an additional $100 million of loan commitments through September 30, 2009. These commitments can be triggered under certain conditions and expire in years 2010 and 2011. At September 30, 2009 we had a total commitment of $200 million outstanding with no amounts borrowed. In October 2009 we entered into an additional loan commitment of up to $500 million which will expire in October 2014.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Non-Cash Charges (Gains)

The following table summarizes significant non-cash charges (gains) (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Impairment charges related to investment in GMAC Common Membership Interests	$—	$—	$—	$—	$2,036
Impairment charges related to investment in GMAC Preferred Membership Interests	—	—	—	251	1,001
Net curtailment gain related to finalization of the 2008 UAW Settlement Agreement	—	—	—	(4,901)	(4,901)
Salaried post-65 healthcare settlement	—	—	—	1,704	1,704
Impairment charges related to equipment on operating leases	12	1	63	92	433
Impairment charges related to long-lived assets	1	—	566	1	29
CAW settlement	—	—	—	—	340
Loss (gain) on extinguishment of debt	—	—	(906)	(43)	(43)
Loss on extinguishment of UST GMAC Loan	—	—	1,994	—	—
Gain on UST GMAC Loan conversion	—	—	(2,477)	—	—
Reorganization gains, net	—	(129,312)	(128,563)	—	—
Valuation allowances against deferred tax assets	—	(751)	(751)	—	394

Total significant non-cash charges (gains)	$13	$(130,062)	$(130,074)	$(2,896)	$993

Defined Benefit Pension Plan Contributions

Under the terms of the pension agreement with the Government of Ontario and the Superintendent of Financial Services, GMCL was required to make total initial contributions of CAD $3.3 billion to the Canadian hourly defined benefit pension plan and CAD $0.7 billion to the Canadian salaried defined benefit pension plan, effective in September 2009. Such contributions were made as scheduled. GMCL is required to make five annual contributions of CAD $200 million, payable in monthly installments, beginning in September 2009. The payments will be allocated between the Canadian hourly defined benefit pension plan and the Canadian salaried defined benefit pension plan as specified in the loan agreement.

We are currently considering making a discretionary contribution to the U.S. hourly defined benefit pension plan. This discretionary contribution is being considered to offset the effect of the increase to the PBO of the U.S. hourly defined benefit pension plan incurred as a result of the Delphi Benefit Guarantee Agreements being triggered as well as to possibly reduce the projected future cash funding requirements. We are currently evaluating the amount, timing, and form of assets that may be contributed.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are used where the economics and sound business principles warrant their use. The principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets and leases.

Trade receivable securitization programs are utilized in Europe. The banks and factoring companies had a beneficial interest of $7 million and $11 million in the participating pool of trade receivables at September 30, 2009 and December 31, 2008.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Old GM participated in a trade receivables securitization program that expired in September 2008 and was not renewed. As part of this program, Old GM sold receivables to a wholly-owned bankruptcy-remote Special Purpose Entity (SPE). The SPE was a separate legal entity that assumed the risks and rewards of ownership of those receivables. Receivables were sold under the program at fair market value and were excluded from Old GM’s consolidated balance sheets. The banks and the bank conduits had no beneficial interest in the eligible pool of receivables at September 30, 2008. Old GM did not have a retained interest in the receivables sold, but performed collection and administrative functions. The gross amount of proceeds received from the sale of receivables under this program was $1.6 billion in the nine months ended September 30, 2008.

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers’ commitments, and commercial loans made by GMAC and outstanding with certain third parties excluding residual support and risk sharing programs to GMAC. The maximum potential obligation under these commitments is $776 million at September 30, 2009. This amount includes a guarantee provided to GMAC in Brazil in connection with dealer floor plan financing, which is secured by an interest in $662 million certificates of deposit purchased from GMAC to which we have title.

In May 2009 Old GM and GMAC agreed to expand Old GM’s repurchase obligations for GMAC financed inventory at certain dealers in Europe, Brazil and Mexico. In November 2008 Old GM and GMAC agreed to expand Old GM’s repurchase obligations for GMAC financed inventory at certain dealers in the United States and Canada. Our current agreement with GMAC requires the repurchase of GMAC financed inventory invoiced to dealers after September 1, 2008, with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer’s sales and service agreement. Repurchase obligations exclude vehicles which are damaged, have excessive mileage or have been altered. The repurchase obligation ended in August 2009 for vehicles invoiced through August 2008, ends in August 2010 for vehicles invoiced through August 2009 and ends in August 2011 for vehicles invoiced through August 2010.

The maximum potential amount of future payments required to be made to GMAC under this guarantee would be based on the repurchase value of total eligible vehicles financed by GMAC in dealer stock estimated to be $15.2 billion at September 30, 2009. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer or at auction. The fair value of the guarantee is $50 million at September 30, 2009, which considers the likelihood of dealers terminating and estimated loss exposure for ultimate disposition of vehicles.

Refer to Note 14 to the condensed consolidated financial statements for additional information on guarantees we have provided.

Contractual Obligations and Other Long-Term Liabilities

At December 31, 2008 Old GM reported minimum commitments under contractual obligations, including purchase obligations, of $146.2 billion. In connection with the 363 Sale, we assumed certain but not all of Old GM’s contractual obligations; as such, our obligations are substantially lower. Analyses of our significant areas with outstanding contractual obligations at September 30, 2009 identified specific areas with significant reductions. However, we did not assume certain other leases held directly by Old GM in connection with the 363 Sale. We are currently engaged in negotiations with the lessors of certain of these leases. In exchange for consideration, MLC has agreed to let us use real estate and equipment covered by these certain leases until negotiations conclude with the lessors.

The application of fresh-start reporting has materially affected the carrying amount of certain liability balances; however the application of fresh-start reporting does not affect the cash payments associated with these liabilities.

Debt obligations net of discounts decreased by $30.4 billion from $45.9 billion at December 31, 2008 to $15.5 billion at September 30, 2009 primarily due to: (1) debt of $4.0 billion borrowed under the UST Loan Agreement that was converted to equity; (2) Old GM’s unsecured U.S. dollar denominated debt of $14.9 billion; contingent convertible debt of $7.4 billion and other debt of $5.5 billion that we did not assume in connection with the 363 Sale; (3) the extinguishment of Old GM’s $4.5 billion secured

GENERAL MOTORS COMPANY AND SUBSIDIARIES

revolving credit facility and $1.5 billion U.S. term loan; and (4) reductions in other long term, other short term and related party debt of $2.0 billion. These reductions to debt obligations were partially offset by: (1) debt assumed under the UST Credit Agreement of $6.7 billion; (2) debt assumed under the Canadian Loan Agreement of $1.4 billion; and (3) $1.3 billion borrowed under the German Facility.

We estimate that aggregate interest payment obligations decreased by $40.3 billion from $45.4 billion at December 31, 2008 to $5.1 billion at September 30, 2009 as a result of the reduction in debt obligations, earlier maturity dates and lower interest rates.

We estimate that operating lease obligations decreased by $0.6 billion from $2.8 billion at December 31, 2008 to $2.2 billion at September 30, 2009 primarily due to the Chapter 11 Proceedings related contract cancellations, including $309 million related to the sale-leaseback of machinery and equipment, $146 million for real estate lease cancellations and $88 million related to leased aircraft.

We estimate that policy, product warranty and recall campaigns liability decreased by $1.4 billion from $8.5 billion at December 31, 2008 to $7.1 billion at September 30, 2009 in correlation with lower sales volumes in 2009.

In connection with the 363 Sale, consideration owed to the New VEBA, which was $27.0 billion at December 31, 2008, changed as a result of the 2009 Revised UAW Settlement Agreement. We will now contribute: (1) a VEBA Note of $2.5 billion and accrued interest at an implied interest rate of 9.0% per annum that is scheduled to be repaid in three installments of $1.4 billion in July 2013, 2015 and 2017; (2) 260 million shares of our Series A Preferred Stock that accrues cumulative dividends at 9.0% per annum; (3) 88 million shares (17.5%) of our common stock; (4) a warrant to acquire 15 million shares (2.5%) of our common stock at $126.92 per share at any time prior to December 31, 2015; (5) two years funding of claims costs for individuals who elected the Second 2009 Special Attrition Program; and (6) the existing internal VEBA assets.

At December 31, 2009 we will account for the termination of our UAW hourly retiree medical plan as a settlement. Upon the settlement of the UAW hourly retiree medical plan at December 31, 2009, the consideration contributed including the VEBA Notes, preferred stock, common stock and warrants will be classified as outstanding debt and equity instruments.

Refer to our 2009 10-K for a summary of our contractual obligations and other long-term liabilities at December 31, 2009.

Fair Value Measurements

In January 2008 Old GM adopted Accounting Standards Codification (ASC) 820-10, “Fair Value Measurements and Disclosures” for financial assets and financial liabilities, which addresses aspects of fair value accounting. Refer to Note 16 to the condensed consolidated financial statements for additional information regarding the effects of this adoption. In January 2009 Old GM adopted ASC 820-10 for nonfinancial assets and nonfinancial liabilities. Refer to Note 18 to the condensed consolidated financial statements for additional information regarding the effects of this adoption.

Fair Value Measurements on a Recurring Basis

At September 30, 2009 we used Level 3, or significant unobservable inputs, to measure $55 million (or 0.2%) of the total assets that we measured at fair value, and $1.0 billion (or 95.5%) of the total liabilities (all of which were derivative liabilities) that we measured at fair value.

At December 31, 2008 Old GM used Level 3, or significant unobservable inputs, to measure $70 million (or 1.2%) of the total assets that it measured at fair value, and $2.3 billion (or 65.8%) of the total liabilities (all of which were derivative liabilities) that it measured at fair value. Level 3 inputs are estimates that require significant judgment.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Significant assets and liabilities classified as Level 3, with the related Level 3 inputs, are as follows:

•

Foreign currency derivatives — Level 3 inputs used to determine the fair value of foreign currency derivative liabilities include the appropriate credit spread to measure nonperformance risk. Given our nonperformance risk is not observable through the credit default swap market we based this measurement on an analysis of comparable industrial companies to determine the appropriate credit spread which would be applied to us and Old GM by market participants in each period.

•

Other derivative instruments — Other derivative instruments include warrants Old GM issued to the UST. Level 3 inputs used to determine fair value include option pricing models which include estimated volatility, discount rates, and dividend yields.

•

Mortgage-backed and other securities — Prior to June 30, 2009 Level 3 inputs used to determine fair value include estimated prepayment and default rates on the underlying portfolio which are embedded in a proprietary discounted cash flow projection model.

•

Commodity derivatives — Commodity derivatives include purchase contracts from various suppliers that are gross settled in the physical commodity. Level 3 inputs used to determine fair value include estimated projected selling prices, quantities purchased and counterparty credit ratings, which are then discounted to the expected cash flow. At September 30, 2009 we held no commodity derivatives.

Transfers In and/or Out of Level 3

At June 30, 2009 Old GM’s mortgage- and asset-backed securities were transferred from Level 3 to Level 2 as the significant inputs used to measure fair value and quoted prices for similar instruments were determined to be observable in an active market.

For periods presented after June 1, 2009, nonperformance risk for us and Old GM was not observable through the credit default swap market as a result of the Chapter 11 Proceedings and the lack of traded instruments for New GM after emergence. As a result, foreign currency derivatives with a fair market value of $1.6 billion were transferred from Level 2 to Level 3. Our nonperformance risk remains not directly observable through the credit default swap market at September 30, 2009 and accordingly the derivative contracts for certain foreign subsidiaries remain classified in Level 3.

In the three months ended March 31, 2009 Old GM determined the credit profile of certain foreign subsidiaries was equivalent to Old GM’s nonperformance risk which was observable through the credit default swap market and bond market based on prices for recent trades. Accordingly, foreign currency derivatives with a fair value of $2.1 billion were transferred from Level 3 into Level 2.

In December 2008 Old GM transferred foreign currency derivatives with a fair value of $2.1 billion from Level 2 to Level 3. These derivatives relate to certain of Old GM’s foreign consolidated subsidiaries where Old GM was not able to determine observable credit ratings. At December 31, 2008 the fair value of these foreign currency derivative contracts was estimated based on the credit rating of comparable local companies with similar credit profiles and observable credit ratings together with internal bank credit ratings obtained from the subsidiary’s lenders.

Refer to Notes 13 and 16 to the condensed consolidated financial statements for additional information regarding the use of fair value measurements.

Level 3 Assets and Liabilities

At September 30, 2009 we used Level 3 inputs to measure net liabilities of $977 million (or 0.8%) of our total liabilities. In the period January 1, 2009 through July 9, 2009 net liabilities measured using Level 3 inputs decreased from $2.3 billion to $1.4 billion primarily due to unrealized and realized gains on derivatives and the settlement of the UST warrants issued by Old GM. In the period July 10, 2009 through September 30, 2009 net liabilities measured using Level 3 inputs decreased from $1.4 billion to $977 million primarily due to unrealized and realized gains on and the settlement of derivatives.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At September 30, 2009 net liabilities of $977 million measured using Level 3 inputs were primarily comprised of foreign currency derivatives. Foreign currency derivatives were classified as Level 3 due to an unobservable input which relates to our nonperformance risk. Given our nonperformance risk is not observable through the credit default swap market we based this measurement on an analysis of comparable industrial companies to determine the appropriate credit spread which would be applied to us and Old GM by market participants in each period. At September 30, 2009 we included a $78 million nonperformance risk adjustment in the fair value measurement of these derivatives which reflects a discount of 7.4% to the fair value before considering credit risk. We anticipate settling these derivatives at maturity at fair value unadjusted for our nonperformance risk. Credit risk adjustments made to a derivative liability reverse as the derivative contract approaches maturity. This effect is accelerated if a contract is settled prior to maturity.

At December 31, 2008 Old GM used Level 3 inputs to measure net liabilities of $2.3 billion (or 1.3%) of Old GM’s total liabilities. In the year ended 2008 assets and liabilities measured using Level 3 inputs changed from a net asset of $828 million to a net liability of $2.3 billion primarily due to foreign currency derivatives of $2.1 billion transferred from Level 2 to Level 3 in December 2008.

Realized gains and losses related to assets and liabilities measured using Level 3 inputs did not have a material effect on operations, liquidity or capital resources in the periods July 10, 2009 through September 30, 2009, July 1, 2009 through July 9, 2009, January 1, 2009 through July 9, 2009 or in the year ended December 31, 2008.

Dividends

Since our formation, we have not paid any dividends on our common stock. We have no current plans to pay any dividends on our common stock. So long as any share of our Series A Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our Series A Preferred Stock subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. In addition, the UST Credit Agreement and the VEBA Note Agreement contain certain restrictions on our ability to pay dividends, other than dividends payable solely in shares of our common stock.

In particular, each of the UST Credit Agreement and the VEBA Note Agreement provides that we may not pay any such dividends on our common stock unless: no default or event of default has occurred under such agreement and is continuing at the time of such payment; and immediately prior to and after giving effect to such dividend, our consolidated leverage ratio is less than 3.00 to 1.00.

Our payment of dividends in the future, if any, will be determined by our Board of Directors and will be paid out of funds legally available for that purpose.

On September 15, 2009 we paid $146 million in dividends for the period July 10, 2009 to September 14, 2009 on our Series A Preferred Stock following approval by our Board of Directors.

Prior to December 31, 2009 the 260 million shares of Series A Preferred Stock issued to the New VEBA were not considered outstanding for accounting purposes as they did not qualify as plan assets. Refer to Note 12 to the condensed consolidated financial statements. As a result, $105 million of the $146 million of dividends paid on September 15, 2009 were recorded as a reduction of Postretirement benefits other than pensions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Employees

At September 30, 2009 we employed 209,000 employees. The following table summarizes employment by region (in thousands):

	Successor	Predecessor
	September 30, 2009	December 31, 2008
GMNA	92	116
GMIO	62	70
GME	53	55
Corporate	2	2

Total Worldwide	209	243

United States — Salaried (a) (b)	27	29
United States — Hourly (a) (c)	48	62

(a)	Includes employees in GMNA and Corporate.

(b)	At September 30, 2009 3,000 U.S. salaried employees, included in the totals above, had irrevocably accepted the 2009 Salaried Window Program option or a severance program option.

(c)	In the nine months ended September 30, 2009 7,000 U.S. hourly employees elected to participate in Old GM’s 2009 Special Attrition Program, which was introduced in February 2009. In addition, 6,000 U.S. hourly employees elected to participate in Old GM’s Second 2009 Special Attrition Program, which was introduced in June 2009.

Refer to Note 12 to the condensed consolidated financial statements for additional information on our salaried and hourly severance programs.

Accounting Standards Not Yet Adopted

Refer to Note 3 to the condensed consolidated financial statements.

Forward-Looking Statements

In this report and in reports we subsequently file with the Securities and Exchange Commission (the SEC) on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K, include among others the following:

•	Our ability to comply with the requirements of the UST Credit Agreement;

•

Our ability to take actions we believe are important to our long-term strategy, including our ability to enter into certain material transactions outside of the ordinary course of business, which may be limited due to significant representations and affirmative and negative covenants in the UST Credit Agreement;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Our ability to repay the UST Credit Agreement as planned;

•	Our ability to realize production efficiencies and to achieve reductions in costs as a result of our restructuring initiatives and labor modifications;

•	Our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

•

Our ability to maintain adequate liquidity and financing sources and an appropriate level of debt, including as required to fund our planned significant investment in new technology, and, even if funded, our ability to realize successful vehicle applications of new technology;

•	The ability of our new executive management team to quickly learn the automotive industry, and adapt and excel in their new management roles;

•

The effect of business or liquidity difficulties for us or one or more subsidiaries on other entities in our corporate group as a result of our highly integrated and complex corporate structure and operation;

•	Our ability to continue to attract customers, particularly for our new products, including cars and crossover vehicles;

•	Availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

•	The financial viability and ability to borrow of our key suppliers and their ability to provide systems, components and parts without disruption;

•	Our ability to manage the distribution channels for our products, including our ability to consolidate our dealer network;

•	Our ability to qualify for federal funding of our advanced technology vehicle programs under Section 136 of the Energy Independence and Security Act of 2007 (EISA);

•	The ability of our European operations to successfully restructure and receive adequate financial support from various European governments or other sources;

•

The continued availability of both wholesale and retail financing from GMAC and its affiliates in the United States, Canada and the other markets in which we operate to support our ability to sell vehicles in those markets, which is dependent on GMAC’s ability to obtain funding and which may be suspended by GMAC if GMAC’s credit exposure to us exceeds certain limitations provided in our operating arrangements with GMAC;

•	Overall strength and stability of general economic conditions and of the automotive industry, both in the United States and in global markets;

•

Continued economic and automotive industry instability or poor economic conditions in the United States and global markets, including the credit markets, or changes in economic conditions, commodity prices, housing prices, foreign currency exchange rates or political stability in the markets in which we operate;

•	Shortages of and increases or volatility in the price of oil;

•

Significant changes in the competitive environment, including the effect of competition in our markets, on our pricing policies or use of incentives and the introduction of new and improved vehicle models by our competitors;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•

Changes in the existing, or the adoption of new, laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates;

•	Costs and risks associated with litigation;

•	Significant increases in our pension expense resulting from changes in the value of plan assets;

•

Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, including the estimates for Delphi pension benefit guarantees, which could have an effect on earnings; and

•	Other risks described from time to time in periodic and current reports that we file with the SEC.

We caution readers not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where we are expressly required to do so by law.

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Old GM entered into a variety of foreign currency exchange, interest rate and commodity forward contracts and options to manage exposures arising from market risks resulting from changes in foreign currency exchange rates, interest rates and certain commodity prices.

We are also subject to these market risks. We do not enter into derivative transactions for speculative or trading purposes.

The overall financial risk management program is under the responsibility of the Risk Management Committee, which reviews and, where appropriate, approves strategies to be pursued to mitigate these risks. A risk management control system is utilized to monitor the strategies, risks and related hedge positions, in accordance with the policies and procedures approved by the Risk Management Committee.

A discussion of our and Old GM’s accounting policies for derivative financial instruments is included in Note 4 to our 2009 10-K. Further information on our exposure to market risk is included in Note 13 to the condensed consolidated financial statements.

In 2008 credit market volatility increased significantly, creating broad credit concerns. In addition, Old GM’s credit standing and liquidity position in the first half of 2009 and the Chapter 11 Proceedings severely limited its ability to manage risks using derivative financial instruments as most derivative counterparties were unwilling to enter into transactions with Old GM. Subsequent to the 363 Sale and through September 30, 2009, we remain unable to enter forward contracts pending the completion of negotiations with potential derivative counterparties. These negotiations include amendments to existing agreements and entering into new agreements that will likely require that we provide cash to the derivative counterparties to collateralize our net liability positions.

In accordance with the provisions of ASC 820-10, “Fair Value Measurements and Disclosures,” which requires companies to consider nonperformance risk as part of the measurement of fair value of derivative liabilities, we record changes in the fair value of our derivative liabilities based on our current credit standing. At September 30, 2009 the fair value of derivatives in a net liability position was $1.0 billion.

The following analyses provide quantitative information regarding exposure to foreign currency exchange rate risk, interest rate risk, commodity price risk and equity price risk. Sensitivity analysis is used to measure the potential loss in the fair value of financial

GENERAL MOTORS COMPANY AND SUBSIDIARIES

instruments with exposure to market risk. The models used assume instantaneous, parallel shifts in exchange rates, interest rate yield curves and commodity prices. For options and other instruments with nonlinear returns, models appropriate to these types of instruments are utilized to determine the effect of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that interest rates and commodity prices change in a parallel fashion and that spot exchange rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled and do not contemplate the effects of correlations between foreign currency pairs, or offsetting long-short positions in currency pairs which may reduce the potential loss in value.

Foreign Currency Exchange Rate Risk

We have and Old GM had foreign currency exposures related to buying, selling and financing in currencies other than the functional currencies of our and Old GM’s operations. Derivative instruments, such as foreign currency forwards, swaps and options are used primarily to hedge exposures with respect to forecasted revenues, costs and commitments denominated in foreign currencies. At September 30, 2009 such contracts have remaining maturities of up to 23 months. At September 30, 2009 our three most significant foreign currency exposures are the U.S. Dollar/Korean Won, U.S. Dollar/Canadian Dollar and Euro/British Pound.

At September 30, 2009 and December 31, 2008 the net fair value liability of financial instruments with exposure to foreign currency risk was $7.7 billion and $6.3 billion. This presentation utilizes a population of foreign currency exchange derivatives and foreign currency denominated debt and excludes the offsetting effect of foreign currency cash, cash equivalents and other assets. The potential loss in fair value for such financial instruments from a 10% parallel shift in all quoted foreign currency exchange rates would be $1.1 billion and $2.3 billion at September 30, 2009 and at December 31, 2008.

We are and Old GM was also exposed to foreign currency risk due to the translation of the results of our operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our and Old GM’s financial position. The effect of foreign currency exchange rate translation on the consolidated financial position was a net translation gain of $184 million in the period July 10, 2009 through September 30, 2009. The effect of foreign currency exchange rate translation on Old GM’s consolidated financial position was a net translation gain of $232 million in the period January 1, 2009 through July 9, 2009 and a translation loss of $1.2 billion in the year ended 2008. These gains and losses were recorded as an adjustment to Total equity (deficit) through Accumulated other comprehensive income (loss). The effects of foreign currency exchange rate transactions were a loss of $451 million in the period July 10, 2009 through September 30, 2009, a loss of $1.1 billion in the period January 1, 2009 through July 9, 2009 and a gain of $1.7 billion in the year ended 2008.

Interest Rate Risk

We are and Old GM was subject to market risk from exposure to changes in interest rates due to financing activities. Interest rate risk in Old GM was managed primarily with interest rate swaps. The interest rate swaps Old GM entered into usually involved the exchange of fixed for variable rate interest payments to effectively convert fixed rate debt into variable rate debt in order to achieve a target range of variable rate debt. At September 30, 2009 we did not have any significant interest rate swap derivative positions to manage interest rate exposures.

At September 30, 2009 we had fixed rate short-term debt of $765 million and variable rate short-term debt of $12.1 billion. Of this fixed rate short-term debt, $239 million was denominated in U.S. Dollars and $526 million was denominated in foreign currencies. Of the variable rate short-term debt, $7.3 billion was denominated in U.S. Dollars and $4.8 billion was denominated in foreign currencies.

At September 30, 2009 we had fixed rate long-term debt of $1.8 billion and variable rate long-term debt of $904 million. Of this fixed rate long-term debt, $645 million was denominated in U.S. Dollars and $1.1 billion was denominated in foreign currencies. Of the variable rate long-term debt, $564 million was denominated in U.S. Dollars and $340 million was denominated in foreign currencies.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At September 30, 2009 and December 31, 2008 the net fair value liability of financial instruments with exposure to interest rate risk was $15.7 billion and $17.0 billion. The potential increase in fair value of the net liability resulting from a 10% decrease in quoted interest rates would be $194 million at September 30, 2009. The potential increase in fair value at December 31, 2008 resulting from a 10% increase in quoted interest rates was $3.6 billion.

Commodity Price Risk

We are and Old GM was exposed to changes in prices of commodities used in the automotive business, primarily associated with various non-ferrous and precious metals for automotive components and energy used in the overall manufacturing process. Certain commodity purchase contracts meet the definition of a derivative. Old GM entered into various derivatives, such as commodity swaps and options, to offset its commodity price exposures. At September 30, 2009 we did not have any commodity derivatives.

At December 31, 2008 the net fair value asset (liability) of commodity derivatives was a $553 million liability. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be $109 million at December 31, 2008. This amount excludes the offsetting effect of the commodity price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk

We are and Old GM was exposed to changes in prices of equity securities held. We typically do not attempt to reduce our market exposure to these equity instruments. Our exposure includes certain investments we hold in warrants of other companies. At September 30, 2009 the fair value of these warrants was $24 million. Our exposure also includes investments of $33 million in equity securities classified as trading. At December 31, 2008 Old GM had investments of $24 million in equity securities classified as available-for-sale. These amounts represent the maximum exposure to loss from these instruments.

At September 30, 2009 and December 31, 2008 the carrying amount of cost method investments was $2.0 billion and $98 million. These amounts represent the maximum exposure to loss from these investments. At June 30, 2009 Old GM began to account for its investment in GMAC as a cost method investment. On July 10, 2009 as a result of our application of fresh-start reporting, we recorded an increase of $1.3 billion and $629 million to the carrying amounts of our investments in GMAC common and preferred stock to reflect their estimated fair value of $1.3 billion and $665 million. In the year ended 2008 Old GM recorded impairment charges of $1.0 billion related to its investment in GMAC Preferred Membership Interests.

Counterparty Risk

We are exposed to counterparty risk, which is the loss we could incur if a counterparty to a derivative contract defaulted. We enter into agreements with counterparties that allow the set-off of certain exposures in order to manage this risk. At September 30, 2009 our counterparty risk exposure is related to derivative contracts we use to manage exposure to foreign currency exchange rate risk.

Our counterparty risk is managed by our Risk Management Committee, which establishes exposure limits by counterparty. We monitor and report our exposures to the Risk Management Committee and our Treasurer on a periodic basis. At September 30, 2009 substantially all of our counterparty exposures are with counterparties that are rated A or higher.

Concentration of Credit Risk

We are exposed to concentration of credit risk primarily through holding cash and cash equivalents (which include money market funds), short- and long-term investments and derivatives. As part of our risk management process, we monitor and evaluate the credit standing of the financial institutions with which we do business. The financial institutions with which we do business are generally highly rated and geographically dispersed.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We are exposed to risk related to the potential inability to access liquidity in money market funds we invested in if the funds were to deny redemption requests. As part of our risk management process, we invest in large funds that are managed by reputable financial institutions. We also follow investment guidelines to limit our exposure to individual funds and financial institutions.

*  *  *  *  *  *  *

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chairman and CEO and our Vice Chairman and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2009. Based on this evaluation, the CEO and CFO concluded that as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective, at a reasonable assurance level, because of a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

The material weakness relates to controls that were not effective over the period-end financial reporting process. This resulted in a significant number and magnitude of out-of-period adjustments to Old GM’s consolidated financial statements. Specifically, controls have not been effective to ensure that accounting estimates and other adjustments were appropriately reviewed, analyzed and monitored by competent accounting staff on a timely basis. Additionally, some of the adjustments that were recorded by Old GM related to account reconciliations not being performed effectively. Such a material weakness in the period-end financial reporting process has a pervasive effect on the reliability of financial reporting and could result in a company not being able to meet its regulatory filing deadlines. If not remediated, it is reasonably possible that the Company’s consolidated financial statements could contain a material misstatement or that it could miss a filing deadline in the future.

In the current quarter, actions continued to be taken to improve internal control over financial reporting by advancing initiatives to address our material weakness including:

•	Evaluating and improving trial balance and account ownership;

•	Improving adherence to account reconciliation policies and procedures;

•	Documenting roles and responsibilities for close processes;

•	Implementing new consolidation software;

•	Updating and implementing consolidation procedures;

•	Improving management reporting and analysis procedures;

•	Implementing a new issue management process;

•	Implementing a standardized account reconciliation quality assurance program;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Developing and implementing improved manual journal entry procedures; and

•	Developing and implementing improved disclosure procedures.

As discussed in Note 2 to the condensed consolidated financial statements, in the year ended 2009 Old GM entered into the Chapter 11 Proceedings and we acquired substantially all of Old GM’s assets and assumed certain of its liabilities in the 363 Sale, necessitating the development and implementation of additional processes related to accounting for bankruptcy and the subsequent application of fresh-start reporting. We introduced additional processes and controls designed to ensure the accuracy, validity and completeness of the fresh-start reporting adjustments.

Corporate Accounting and other key departments had their resources augmented by utilizing external resources and performing additional closing and bankruptcy related procedures in 2009. As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that our condensed consolidated financial statements at and for the period July 10, 2009 through September 30, 2009, and Old GM’s condensed consolidated financial statements at and for the period January 1, 2009 through July 9, 2009, fairly present in all material respects the financial condition and result of operations in conformity with U.S. GAAP.

Other than as described above, there have not been any other changes in internal control over financial reporting in the period from July 10, 2009 to September 30, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that the disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

Refer to our 2009 10-K for a discussion of our material pending legal proceedings.

*  *  *  *  *  *  *

Item 1A. Risk Factors

Refer to our 2009 10-K for a discussion of significant risks and uncertainties.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
10.1†	Second Amended and Restated Secured Credit Agreement among General Motors Company, as Borrower, the Guarantors, and the United States Department of the Treasury, as Lender, dated August 12, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.2†	Amended and Restated Secured Note Agreement among General Motors Company, as Issuer, the Guarantors and UAW Retiree Medical Benefits Trust, as Noteholder, dated August 14, 2009 (refer also to Exhibit 10.1 which includes Schedule 3.25 referenced herein), incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.3	Settlement Agreement dated as of September 10, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors filed September 17, 2009	Incorporated by Reference

10.4†	Second Amended and Restated Loan Agreement by and among General Motors of Canada Limited, as Borrower, and the other loan parties and Export Development of Canada, as Lender, dated July 10, 2009, incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of General Motors filed August 7, 2009	Incorporated by Reference

10.5	Master Disposition Agreement among Delphi Corporation, GM Components Holdings, LLC, General Motors Company, Motors Liquidation Company (fka General Motors Corporation), DIP Holdco 3, LLC, and the other sellers and other buyers party thereto dated July 26, 2009, incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of General Motors filed August 7, 2009	Incorporated by Reference

10.6	Investment Commitment Agreement by and among Silver Point Capital Fund, LP, Silver Point Capital Offshore Fund, Ltd., Elliott Associates, LP, DIP Holdco 3, LLC, and General Motors Company dated July 26, 2009, incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of General Motors filed August 7, 2009	Incorporated by Reference

10.7	Stockholders Agreement, dated as of July 10, 2009 between General Motors Company (formerly known as NGMCO, Inc.), the United States Department of the Treasury, Canada GEN Investment Corporation (formerly known as 7176384 Canada Inc.) and the UAW Retiree Medical Benefits Trust, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed July 16, 2009	Incorporated by Reference

10.8	UAW Retiree Settlement Agreement, dated July 10, 2009, between General Motors Company and the International Union, united Automobile, Aerospace and Agricultural Implement Workers of America (the UAW), with the UAW also entering into the agreement as the authorized representative of certain persons receiving retiree benefits pursuant to collectively bargained plans, programs and/or agreement between General Motors Company and the UAW, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of General Motors filed April 7, 2010.	Incorporated by Reference

10.9	Compensation Statement for Frederick A. Henderson, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed July 16, 2009	Incorporated by Reference

10.10	Compensation Statement for Ray G. Young, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Company filed July 16, 2009	Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.11	Compensation Statement for Nick S. Cyprus, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of General Motors Company filed July 16, 2009	Incorporated by Reference

31.a	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.b	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.a	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.b	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

†	Certain confidential portions have been omitted pursuant to a request for confidential treatment, which has been separately filed with the Securities and Exchange Commission.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)

By:	/S/ NICK S. CYPRUS
(Nick S. Cyprus, Vice President, Controller and Chief Accounting Officer)

Date: April 7, 2010

GENERAL MOTORS COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit Name
10.1†	Second Amended and Restated Secured Credit Agreement among General Motors Company, as Borrower, the Guarantors, and the United States Department of the Treasury, as Lender, dated August 12, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.2†	Amended and Restated Secured Note Agreement among General Motors Company, as Issuer, the Guarantors and UAW Retiree Medical Benefits Trust, as Noteholder, dated August 14, 2009 (refer also to Exhibit 10.1 which includes Schedule 3.25 referenced herein), incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.3	Settlement Agreement dated as of September 10, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors filed September 17, 2009	Incorporated by Reference

10.4†	Second Amended and Restated Loan Agreement by and among General Motors of Canada Limited, as Borrower, and the other loan parties and Export Development of Canada, as Lender, dated July 10, 2009, incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of General Motors filed August 7, 2009	Incorporated by Reference

10.5	Master Disposition Agreement among Delphi Corporation, GM Components Holdings, LLC, General Motors Company, Motors Liquidation Company (fka General Motors Corporation), DIP Holdco 3, LLC, and the other sellers and other buyers party thereto dated July 26, 2009, incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of General Motors filed August 7, 2009	Incorporated by Reference

10.6	Investment Commitment Agreement by and among Silver Point Capital Fund, LP, Silver Point Capital Offshore Fund, Ltd., Elliott Associates, LP, DIP Holdco 3, LLC, and General Motors Company dated July 26, 2009, incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of General Motors filed August 7, 2009	Incorporated by Reference

10.7	Stockholders Agreement, dated as of July 10, 2009 between General Motors Company (formerly known as NGMCO, Inc.), the United States Department of the Treasury, Canada GEN Investment Corporation (formerly known as 7176384 Canada Inc.) and the UAW Retiree Medical Benefits Trust, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed July 16, 2009	Incorporated by Reference

10.8	UAW Retiree Settlement Agreement, dated July 10, 2009, between General Motors Company and the International Union, united Automobile, Aerospace and Agricultural Implement Workers of America (the UAW), with the UAW also entering into the agreement as the authorized representative of certain persons receiving retiree benefits pursuant to collectively bargained plans, programs and/or agreement between General Motors Company and the UAW, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010.	Incorporated by Reference

10.9	Compensation Statement for Frederick A. Henderson, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed July 16, 2009	Incorporated by Reference

10.10	Compensation Statement for Ray G. Young, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Company filed July 16, 2009	Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.11	Compensation Statement for Nick S. Cyprus, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of General Motors Company filed July 16, 2009	Incorporated by Reference

31.a	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.b	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.a	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.b	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

†	Certain confidential portions have been omitted pursuant to a request for confidential treatment, which has been separately filed with the Securities and Exchange Commission.