Form 10-K
period 2009-12-31
General Motors Co
filed 2010-04-07
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-160471

GENERAL MOTORS COMPANY

(Exact Name of Company as Specified in its Charter)

STATE OF DELAWARE	27-0756180
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Renaissance Center, Detroit, Michigan	48265-3000
(Address of Principal Executive Offices)	(Zip Code)

Company’s telephone number, including area code

(313) 556-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☑  No  ☐

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its company Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☑  No  ☐

Indicate by check mark whether the company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☑  Smaller reporting company  ☐

Do not check if smaller reporting company

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

As of March 15, 2010, the number of shares outstanding of $0.01 par value common stock was 500,000,000 shares.

General Motors Company was formed by the United States Department of the Treasury (UST) in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company, which on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation (363 Sale) and changed its name to General Motors Company, is sometimes referred to in this Annual Report on Form 10-K (2009 10-K) for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM,” and is the successor entity solely for accounting and financial reporting purposes (Successor). General Motors Corporation is sometimes referred to in this 2009 10-K, for the periods on or before July 9, 2009, as “Old GM.” Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to the agreement with the SEC Staff, the accompanying consolidated financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes (Predecessor). On July 10, 2009 in connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Company, which is sometimes referred to in this 2009 10-K for the periods after July 10, 2009 as “MLC.” MLC continues to exist as a distinct legal entity for the sole purpose of liquidating its remaining assets and liabilities. Refer to Note 1 to the consolidated financial statements for additional information.

We are a private company and were not previously subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. We are a voluntary filer with the Securities and Exchange Commission (SEC). We are filing an Annual Report on Form 10-K for the year ended December 31, 2009, a Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and a Registration Statement on Form 10 pursuant to an agreement with the SEC Staff, as described in a no-action letter issued to Old GM by the SEC Staff on July 9, 2009 regarding our filing requirements and those of MLC.

Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to the agreement with the SEC Staff, the accompanying consolidated financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes.

The 363 Sale resulted in a new entity, General Motors Company, which is the successor entity solely for accounting and financial reporting purposes. Because we are a new reporting entity, our financial statements are not comparable to the financial statements of Old GM.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

General Motors Company was formed by the United States Department of the Treasury (UST) in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company, which on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation (363 Sale) and changed its name to General Motors Company, is sometimes referred to in this Annual Report on Form 10-K (2009 10-K) for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM,” and is the successor entity solely for accounting and financial reporting purposes (Successor). General Motors Corporation is sometimes referred to in this 2009 10-K, for the periods on or before July 9, 2009, as “Old GM.” Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to the agreement with the SEC Staff, the accompanying consolidated financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes (Predecessor). On July 10, 2009 in connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Company, which is sometimes referred to in this 2009 10-K for the periods after July 10, 2009 as “MLC.” MLC continues to exist as a distinct legal entity for the sole purpose of liquidating its remaining assets and liabilities.

Item 1. Business

Launch of General Motors Company

Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to the agreement with the SEC Staff, the accompanying consolidated financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes. On June 1, 2009 Old GM and three of its domestic direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 (Chapter 11 Proceedings) of the U.S. Bankruptcy Code (Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). On July 10, 2009 in connection with the 363 Sale, we, through certain of our subsidiaries, acquired substantially all of the assets and assumed certain liabilities of Old GM. MLC continues to exist as a distinct legal entity for the sole purpose of liquidating its remaining assets and liabilities.

Through our purchase of substantially all of the assets and assumption of certain liabilities of Old GM in connection with the 363 Sale, we have launched a new company with a strong balance sheet, a competitive cost structure, and a strong cash position, which we believe will enable us to compete more effectively with our U.S. and foreign-based competitors in the U.S. and to continue our strong presence in growing global markets. In particular, we acquired Old GM’s strongest operations and we believe we will have a competitive operating cost structure, partly as a result of recent agreements with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) and Canadian Auto Workers Union (CAW).

In addition the formation of General Motors Company comes with a renewed vision to design, build and sell the world’s best vehicles. In order to implement this renewed vision, a majority of our Board of Directors is comprised of directors that did not serve on Old GM’s Board of Directors, and we have recently appointed new executive leadership, including our CEO and CFO. We have also recently installed a smaller executive committee, which meets more frequently than prior leadership committees, resulting in faster decision making and increased accountability.

Our executive leadership and our employees are committed to:

•

Building our market share, revenue, earnings and cash flow with the goal of paying back in 2010 our loans from the UST and Export Development Canada (EDC), a corporation wholly-owned by the government of Canada;

•	Improving the quality of our cars and trucks, while increasing customer satisfaction and overall perception of our products; and

•

Continuing to take a leadership role in the development of advanced energy saving technologies, including advanced combustion engines, biofuels, fuel cells, hybrid vehicles, extended-range-electric vehicles, and advanced battery development.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

General

We develop, produce and market cars, trucks and parts worldwide. We do so through our three segments: General Motors North America (GMNA), General Motors Europe (GME) and General Motors International Operations (GMIO).

In the year ended 2009 vehicle sales, market share data and production volume combine our data in the period July 10, 2009 through December 31, 2009 with Old GM’s data in the period January 1, 2009 through July 9, 2009 for comparative purposes.

Total combined GM and Old GM worldwide vehicle sales in the year ended 2009 were 7.5 million. Old GM’s total worldwide vehicle sales were 8.4 million and 9.4 million in the years ended 2008 and 2007. Substantially all of the cars, trucks and parts are marketed through retail dealers in North America, and through distributors and dealers outside of North America, the substantial majority of which are independently owned. GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the following core brands:

• Buick	• Cadillac	• Chevrolet	• GMC

The demands of customers outside North America are primarily met with vehicles developed, manufactured and/or marketed under the following brands:

• Buick	• Daewoo	• Holden	• Opel
• Cadillac	• GMC	• Isuzu	• Vauxhall
• Chevrolet

At December 31, 2009 we had equity ownership stakes directly or indirectly through various regional subsidiaries, including GM Daewoo Auto & Technology Co. (GM Daewoo), Shanghai General Motors Co., Ltd. (SGM), SAIC-GM-Wuling Automobile Co., Ltd. (SGMW), and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). These companies design, manufacture and market vehicles under the following brands:

• Buick	• Daewoo	• GMC	• Jiefang
• Cadillac	• FAW	• Holden	• Wuling
• Chevrolet

In addition to the products we sell to our dealers for consumer retail sales, we also sell cars and trucks to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. Sales to fleet customers are completed through our network of dealers and in some cases directly by us. Our retail and fleet customers can obtain a wide range of aftersale vehicle services and products through our dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories and extended service warranties.

Brand Rationalization

We have focused our resources in the U.S. on four core brands: Chevrolet, Cadillac, Buick and GMC. As a result, we have sold our Saab brand and announced plans to phase out our Pontiac, Saturn and HUMMER brands. In connection with the rationalization of our brands, there is no planned investment for Pontiac, and the brand is expected to be phased out by the end of 2010.

Saturn

In September 2009 we decided to wind-down the Saturn brand and dealership network in accordance with the deferred termination agreements that Saturn dealers have signed with us. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Brand Rationalization” for a further discussion on the Saturn disposition.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

HUMMER

In February 2010 we announced that Tengzhong Heavy Industrial Machinery Co., Ltd. (Tengzhong), was unable to complete the acquisition of HUMMER and that we would proceed to wind down the HUMMER brand. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Brand Rationalization” for a further discussion on the HUMMER disposition.

Saab

In February 2010 we completed the sale of Saab to Spyker Cars NV. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Brand Rationalization” for a further discussion on the Saab disposition.

Opel/Vauxhall Restructuring Activities

In February 2010 we presented our plan for the long-term viability of our Opel/Vauxhall operations to the German government. Our plan includes specific capital requirements, restructuring initiatives, estimated 12 product launches in the next two years and emphasis on alternative propulsion technologies. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Opel/Vauxhall Restructuring Activities” for a further discussion on the Opel/Vauxhall operations long-term viability plan.

Vehicle Sales

The following tables summarize total industry sales of new motor vehicles of domestic and foreign makes and the related competitive position (vehicles in thousands):

	Vehicle Sales(a)(b) Years Ended December 31,
	2009			2008			2007
	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
United States
Cars
Midsize	2,288	518	22.7%	2,920	760	26.0%	3,410	884	25.9%
Small	2,051	202	9.8%	2,547	328	12.9%	2,605	381	14.6%
Luxury	778	69	8.8%	1,017	122	12.0%	1,184	157	13.3%
Sport	253	85	33.7%	272	48	17.7%	372	68	18.2%

Total cars	5,370	874	16.3%	6,756	1,257	18.6%	7,571	1,489	19.7%

Trucks
Utilities	3,071	642	20.9%	3,654	809	22.1%	4,752	1,136	23.9%
Pick-ups	1,404	487	34.7%	1,993	738	37.0%	2,710	979	36.1%
Vans	583	68	11.7%	841	151	17.9%	1,119	219	19.6%
Medium Duty	178	13	7.1%	259	26	10.0%	321	44	13.7%

Total trucks	5,238	1,210	23.1%	6,746	1,723	25.5%	8,902	2,377	26.7%

Total United States	10,608	2,084	19.6%	13,503	2,981	22.1%	16,473	3,867	23.5%
Canada, Mexico, and Other	2,464	400	16.2%	3,064	585	19.1%	3,161	650	20.6%

Total GMNA	13,073	2,485	19.0%	16,567	3,565	21.5%	19,634	4,516	23.0%
GMIO	32,358	3,326	10.3%	28,641	2,754	9.6%	28,173	2,672	9.5%
GME	18,827	1,667	8.9%	21,968	2,043	9.3%	23,123	2,182	9.4%

Total Worldwide	64,257	7,478	11.6%	67,176	8,362	12.4%	70,929	9,370	13.2%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Vehicle Sales (a)(b) Years Ended December 31,
	2009			2008			2007
	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
GMNA
United States	10,608	2,084	19.6%	13,503	2,981	22.1%	16,473	3,867	23.5%
Canada	1,482	254	17.2%	1,674	359	21.4%	1,691	404	23.9%
Mexico	774	138	17.9%	1,071	212	19.8%	1,146	230	20.1%
Other	208	7	3.5%	319	13	4.2%	325	16	4.8%

Total GMNA	13,073	2,485	19.0%	16,567	3,565	21.5%	19,634	4,516	23.0%

GMIO
China	13,671	1,826	13.4%	9,074	1,095	12.1%	8,457	1,032	12.2%
Brazil	3,141	596	19.0%	2,820	549	19.5%	2,463	499	20.3%
Australia	937	121	12.9%	1,012	133	13.1%	1,050	149	14.2%
Middle East Operations	1,053	117	11.1%	1,118	144	12.9%	1,276	136	10.7%
South Korea	1,455	115	7.9%	1,215	117	9.7%	1,271	131	10.3%
Argentina	517	79	15.2%	616	95	15.5%	573	92	16.1%
India	2,240	69	3.1%	1,971	66	3.3%	1,989	60	3.0%
Colombia	185	67	36.1%	219	80	36.3%	252	93	36.8%
Egypt	204	52	25.6%	262	60	23.1%	227	40	17.5%
Venezuela	137	49	36.1%	272	90	33.2%	492	151	30.7%
Other	8,817	235	2.7%	10,061	325	3.2%	10,123	289	2.9%

Total GMIO	32,358	3,326	10.3%	28,641	2,754	9.6%	28,173	2,672	9.5%

GME
Germany	4,049	382	9.4%	3,425	300	8.8%	3,482	331	9.5%
United Kingdom	2,223	287	12.9%	2,485	384	15.4%	2,800	427	15.2%
Italy	2,349	189	8.0%	2,423	202	8.3%	2,778	237	8.5%
Russia	1,494	142	9.5%	3,024	338	11.2%	2,707	260	9.6%
France	2,686	119	4.4%	2,574	114	4.4%	2,584	125	4.8%
Spain	1,075	94	8.7%	1,363	107	7.8%	1,939	171	8.8%
Other	4,951	455	9.2%	6,674	599	9.0%	6,832	632	9.2%

Total GME	18,827	1,667	8.9%	21,968	2,043	9.3%	23,123	2,182	9.4%

Total Worldwide	64,257	7,478	11.6%	67,176	8,362	12.4%	70,929	9,370	13.2%

(a)	Vehicle sales above primarily represent vehicles manufactured or sold under a GM brand or through an owned distribution network. Under contractual agreements with SGMW and FAW-GM, joint venture vehicle sales in China are included in the vehicle sales and global market share above. Combined GM and Old GM joint venture vehicle sales in China included in the vehicle sales and market share data above was 1.0 million vehicles in the year ended 2009. Old GM’s joint venture vehicle sales in China included in the vehicle sales and market share data above was 606,000 vehicles and 516,000 vehicles in the years ended 2008 and 2007. Consistent with industry practice, vehicle sales information includes estimates of industry sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

(b)	Totals may include rounding differences.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Fleet Sales and Deliveries

The sales and market share data provided previously includes both retail and fleet vehicle sales. Fleet sales are comprised of vehicle sales to daily rental car companies, as well as leasing companies and commercial fleet and government customers. Certain fleet transactions, particularly daily rental, are generally less profitable than retail sales. As part of our pricing strategy, particularly in the U.S., we have improved our mix of sales to specific customers.

The following table summarizes estimated fleet sales and the amount of those sales as a percentage of total vehicle sales (vehicles in thousands):

	Years Ended December 31,
	2009	2008	2007
	Combined GM and Old GM	Old GM	Old GM
GMNA	590	953	1,152
GMIO	510	587	594
GME	540	769	833

Total fleet sales (a)	1,640	2,309	2,579

Fleet sales as a percentage of total vehicle sales	21.9%	27.6%	27.5%

(a)	Fleet sale transactions vary by segment and some amounts are estimated.

The following table summarizes U.S. fleet sales and the amount of those sales as a percentage of total U.S. vehicle sales (vehicles in thousands):

	Years Ended December 31,
	2009	2008	2007
	Combined GM and Old GM	Old GM	Old GM
Daily rental sales	307	480	596
Other fleet sales	207	343	412

Total fleet sales	514	823	1,008

Fleet sales as a percentage of total vehicle sales
Cars	29.0%	34.8%	34.9%
Trucks	21.6%	22.4%	20.5%
Total cars and trucks	24.7%	27.6%	26.1%

Competitive Position

The global automotive industry is highly competitive. The principal factors that determine consumer vehicle preferences in the markets in which we operate include price, quality, available options, style, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

In the year ended 2009 combined GM and Old GM estimated worldwide market share was 11.6%. In 2009 the U.S. continued to be negatively affected by the economic factors experienced in 2008 as U.S. automotive industry sales declined 21.4% when compared to 2008. Despite this U.S. industry sales decline and the fact that the market share decreased from Old GM 2008 levels of 22.1%, combined GM and Old GM estimated U.S. market share of 19.6% was the highest among GM and Old GM’s principal competitors.

Old GM’s estimated worldwide market share was 12.4% and 13.2% in the years ended 2008 and 2007. In 2008 worldwide market share was severely affected by the recession in Old GM’s largest market, the U.S., and the recession in Western Europe. Tightening of the credit markets, increases in the unemployment rate, declining consumer confidence as a result of declining household incomes and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

escalating public speculation related to Old GM’s potential bankruptcy contributed to significantly lower vehicle sales in the U.S. These economic factors had a negative effect on the U.S. automotive industry and the principal factors that determine consumers’ vehicle buying decisions. As a result, consumers delayed purchasing or leasing new vehicles which caused a decline in U.S. vehicle sales.

The following table summarizes the respective U.S. market shares in passenger cars and trucks:

	Years Ended December 31,
	2009	2008	2007
GM (a)	19.6%	22.1%	23.5%
Toyota	16.7%	16.5%	15.9%
Ford	15.9%	14.7%	15.2%
Honda	10.8%	10.6%	9.4%
Chrysler	8.8%	10.8%	12.6%
Nissan	7.3%	7.0%	6.5%
Hyundai/Kia	6.9%	5.0%	4.7%

(a)	Market share data in the year ended 2009 combines our market share data in the period July 10, 2009 through December 31, 2009 with Old GM’s market share data in the period January 1, 2009 through July 9, 2009 for comparative purposes. Market share data in the years ended 2008 and 2007 relate to Old GM.

Product Pricing

A number of methods are used to promote our products, including the use of dealer, retail and fleet incentives such as customer rebates and finance rate support. The level of incentives is dependent in large part upon the level of competition in the markets in which we operate and the level of demand for our products. In 2010, we will continue to price vehicles competitively, including offering strategic and tactical incentives as required. We believe this strategy coupled with improved inventory management will continue to strengthen the reputation of our brands and continue to improve our average transaction price.

Cyclical Nature of Business

In the automotive industry, retail sales are cyclical and production varies from month to month. Vehicle model changeovers occur throughout the year as a result of new market entries. The market for vehicles is cyclical and depends on general economic conditions, credit availability and consumer spending. In 2009 the global automotive industry, particularly in the U.S., had not yet recovered from the negative economic factors experienced in 2008 and has continued to experience decreases in the total number of new cars and trucks sold and decreased production volume.

Relationship with Dealers

Worldwide we market vehicles through a network of independent retail dealers and distributors. At December 31, 2009 there were 5,619 vehicle dealers in the U.S., 568 in Canada and 263 in Mexico. Additionally, there were a total of 14,317 distribution outlets throughout the rest of the world. These outlets include distributors, dealers and authorized sales, service and parts outlets.

The following table summarizes the number of authorized dealerships:

	December 31,
	2009	2008	2007
GMNA	6,450	7,360	7,835
GMIO	5,895	5,510	5,150
GME	8,422	8,732	8,902

Total Worldwide	20,767	21,602	21,887

GENERAL MOTORS COMPANY AND SUBSIDIARIES

As part of achieving and sustaining long-term viability and the viability of our dealer network, we determined that a reduction in the number of GMNA dealerships was necessary. In determining which dealerships would remain in our network we performed analyses of volumes and consumer satisfaction indexes, among other criteria. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — U.S. Dealer Reduction” for a further discussion on our plan to reduce U.S. dealerships.

We enter into a contract with each authorized dealer agreeing to sell to the dealer one or more specified product lines at wholesale prices and granting the dealer the right to sell those vehicles to retail customers from a GM approved location. Our dealers often offer more than one GM brand of vehicle at a single dealership. In fact, we actively promote this for several of our brands in a number of our markets in order to enhance dealer profitability. Authorized GM dealers offer parts, accessories, service and repairs for GM vehicles in the product lines that they sell, using genuine GM parts and accessories. Our dealers are authorized to service GM vehicles under our limited warranty program, and those repairs are to be made only with genuine GM parts. In addition, our dealers generally provide their customers access to credit or lease financing, vehicle insurance and extended service contracts provided by GMAC Inc. (GMAC) or its subsidiaries and other financial institutions.

Because dealers maintain the primary sales and service interface with the ultimate consumer of our products, the quality of GM dealerships and our relationship with our dealers and distributors are critical to our success. In addition to the terms of our contracts with our dealers, we are regulated by various country and state franchise laws that may supersede those contractual terms and impose specific regulatory requirements and standards for initiating dealer network changes, pursuing terminations for cause and other contractual matters.

Research, Development and Intellectual Property

Costs for research, manufacturing engineering, product engineering, and design and development activities relate primarily to developing new products or services or improving existing products or services, including activities related to vehicle emissions control, improved fuel economy and the safety of drivers and passengers.

The following table summarizes research and development expense (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Research and development expense	$3,034	$3,017	$8,012	$8,081

Research

Overview

Our top priority for research is to continue to develop and advance our alternative propulsion strategy, as energy diversity and environmental leadership are critical elements of our overall business strategy. Our objective is to be the recognized industry leader in fuel efficiency through the development of a wide variety of technologies to reduce petroleum consumption. To meet this objective we focus on five specific areas:

•	Continue to increase the fuel efficiency of our cars and trucks;

•	Development of alternative fuel vehicles;

•	Invest significantly in our hybrid and electric technologies;

•	Invest significantly in plug-in electric vehicle technology; and

•	Continued development of hydrogen fuel cell technology.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Fuel Efficiency

We and Old GM have complied with federal fuel economy requirements since their inception in 1978, and we are fully committed to meeting the requirements of the Energy Independence and Security Act of 2007 (EISA) and compliance with other regulatory schemes, including the California CO2 program. We anticipate steadily improving fuel economy for both our car and truck fleets. We are committed to meeting or exceeding all federal fuel economy standards in the 2010 through 2015 model years. We plan to achieve compliance through a combination of strategies, including: (1) extensive technology improvements to conventional powertrains; (2) increased use of smaller displacement engines and six speed automatic transmissions; (3) vehicle improvements, including increased use of lighter, front-wheel drive architectures; (4) increased hybrid offerings and the launch of the Chevrolet Volt electric vehicle with extended range in 2010; and (5) portfolio changes, including the increasing car/crossover mix and dropping select larger vehicles in favor of smaller, more fuel efficient offerings.

We are among the industry leaders in fuel efficiency and we are committed to lead in the development of technologies to increase the fuel efficiency of internal combustion engines such as cylinder deactivation, direct injection, turbo-charging with engine downsizing, six speed transmissions and variable valve timing. As a full-line manufacturer that produces a wide variety of cars, trucks and sport utility vehicles, we currently offer 20 models obtaining 30 mpg or more in highway driving, more than any other manufacturer.

Alternative Fuel Vehicles

We have also been in the forefront in the development of alternative fuel vehicles, leveraging experience and capability developed around these technologies in our operations in Brazil. Alternative fuels offer the greatest near-term potential to reduce petroleum consumption in the transportation sector, especially as cellulosic sources of ethanol become more affordable and readily available in the U.S. An increasing percentage of our sales will be alternative fuel capable vehicles, estimated to increase from 17% in 2010 to 65% in 2014.

As part of an overall energy diversity strategy, we remain committed to making at least 50% of the vehicles we produce for the U.S. capable of operating on biofuels, specifically E85 ethanol, by 2012. We currently offer 17 FlexFuel models capable of operating on gasoline, E85 ethanol or any combination of the two.

We are focused on promoting sustainable biofuels derived from non-food sources, such as agricultural, forestry and municipal waste. We are continuing to work with our two strategic alliances with cellulosic ethanol makers Coskata, Inc., of Warrenville, Illinois, and New Hampshire based Mascoma Corp. In October 2009 Coskata, Inc. opened its semi-commercial facility for manufacturing cellulosic ethanol and Mascoma Corp. has been making cellulosic ethanol at its Rome, New York, demonstration plant since late 2008.

We are also supporting the development of biodiesel, a clean-burning alternative diesel fuel that is produced from renewable sources. We currently approve the use of B5, which are certified biodiesel blends of up to 5%, in our Duramax engine that we sell in the U.S. This engine is available on the Chevrolet Silverado and GMC Sierra heavy-duty pick-up trucks, Chevrolet Express and GMC Savanna fullsize vans and the Chevrolet Kodiak and GMC Top Kick commercial vehicles. B5 is also approved for all GM diesels in Europe and Asia. We offer a special equipment option on the 6.6-liter Duramax for B20, a 20% biodiesel blend. The special equipment option is available on certain configurations of the GMC Savanna and Chevrolet Express Vans and the Chevrolet Silverado and GMC Sierra Heavy-Duty One-Ton Pick-ups. For the 2011 model year, B20 capability will be available on our 6.6L turbo diesel engine.

Hybrid and Plug-In Electric Vehicles

We are also investing significantly in vehicle electrification including hybrid, plug-in hybrid and electric vehicles with extended-range technology. We currently offer seven hybrid models. We are also developing plug-in hybrid electric vehicle technology (PHEV) and the Chevrolet Volt and Opel Ampera electric vehicles with extended range. We plan to invest heavily between 2010 and 2012 to support the expansion of our electrified vehicle offering and in-house development and manufacturing capabilities of the enabling technologies-advanced batteries, electric motors and power control systems.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We have multiple technologies offering increasing levels of vehicle electrification — hybrid, plug-in hybrid and electric vehicle with extended range.

The highly capable GM Two-mode Hybrid system is offered with the automotive industry’s only hybrid fullsize trucks and sport utility vehicles: Chevrolet Tahoe, Chevrolet Silverado, GMC Yukon and Yukon Denali, GMC Sierra, Cadillac Escalade and Escalade Platinum.

A PHEV, using a modified version of GM’s Two-Mode Hybrid system and advanced lithium-ion battery technology, is scheduled to launch in 2012. The PHEV will provide low-speed electric-only propulsion, and blend engine and battery power to significantly improve fuel efficiency.

We have also announced that we plan to launch the Chevrolet Volt electric vehicle with extended range in late 2010. The Chevrolet Volt is powered by electricity at all times and at all speeds. The Chevrolet Volt is designed to operate on battery power alone for up to 40 miles, after which an engine-generator will provide the electricity to power the electric drive unit. Advanced lithium-ion battery technology is the key enabling technology for the Chevrolet Volt. In January 2009 Old GM announced that it would assemble the battery packs for the Chevrolet Volt in the U.S. using cells supplied by LG Chem. Battery production began at our Brownstown Battery facility in January 2010. A second electric vehicle with extended range, the Opel Ampera, is under development and scheduled to launch in Europe in late 2011.

Hydrogen Fuel Cell Technology

As part of our long-term strategy to reduce petroleum consumption and greenhouse gas emissions we are committed to continuing development of our hydrogen fuel cell technology. We and Old GM have conducted research in hydrogen fuel cell development spanning the last 15 years, and we are the only U.S. automobile manufacturer actively engaged in fuel cell development. Our Chevrolet Equinox fuel cell electric vehicle demonstration programs, such as Project Driveway, are the largest in the world and have accumulated more than 1.2 million miles of real-world driving by consumers, celebrities, business partners and government agencies. More than 6,000 individuals have driven the fuel cell powered Chevrolet Equinox, either in short drives, such as media or special events, or as part of Project Driveway. To date, their feedback has led to technology improvements such as extending fuel cell stack life and improvements in the regenerative braking system, which has also benefited our Two-Mode Hybrid vehicles, and improvements in the infrastructure of fueling stations for hydrogen fuel cell electric vehicles. In addition, the knowledge gained during Project Driveway on the fuel cell itself has affected the development of the Chevrolet Volt battery as we are applying fuel cell thermal design knowledge to the Chevrolet Volt battery design. Project Driveway operates in Washington DC and California (including Los Angeles, Orange County and Sacramento) for the California Fuel Cell Partnership and the California Air Resources Board (CARB). Project Driveway also operates in the New York Metropolitan area in Westchester County with expansion to the greater New York City area due to recent openings of hydrogen fueling stations at JFK International Airport and in the Bronx. Most Project Driveway participants drive Chevrolet Equinoxes for two months with the cost of fuel and insurance provided free in exchange for participant feedback. The Chevrolet Equinox fuel cell electric vehicles do not use any gasoline or oil and emit only water vapor. We have made significant progress on the fuel cell stack for a second-generation fuel cell vehicle, though we currently have no vehicle program approved.

OnStar

Advancements in telematics technology are demonstrated through our OnStar service. OnStar’s in-vehicle safety, security and communications service is the automotive industry’s leading telematics provider, available on more than 30 of our 2010 model year vehicles and currently serving approximately 5.5 million subscribers. OnStar’s key services include: Automatic Crash Response, Stolen Vehicle Assistance, Turn-by-Turn Navigation, OnStar Vehicle Diagnostics and Hands-Free Calling. In May 2009 OnStar announced the development of an Injury Severity Prediction based on the findings of a Center for Disease Control and Prevention expert panel. This will allow OnStar advisors to alert first responders when a vehicle crash is likely to have caused serious injury to the occupants. Data from OnStar’s Automatic Crash Response system will be used to automatically calculate the Injury Severity Prediction which can assist responders in determining the level of care required and the transport destination for patients. OnStar has

GENERAL MOTORS COMPANY AND SUBSIDIARIES

also expanded its Stolen Vehicle Assistance services with the announcement of Remote Ignition Block. This will allow an OnStar Advisor to send a remote signal to a subscriber’s stolen vehicle to prevent the vehicle from restarting once the ignition is turned off. This capability will not only help authorities recover stolen vehicles, but can also prevent or shorten dangerous high speed pursuits.

Other Technologies

Other safety systems include the third generation of our StabiliTrak electronic stability control system. In addition to controlling brakes and reducing engine power, the latest iteration of the system combines active front steering to turn the front wheels into the skid when the rear wheels lose traction. Our Lane Departure Warning System and Side Blind Zone Alert System extend and enhance driver awareness and vision.

Refer to “Environmental and Regulatory Matters” for a discussion of vehicle emissions requirements, vehicle noise requirements, fuel economy requirements and safety requirements, which also affect our research and development activities.

Product Development

Our vehicle development activities are integrated into a single global organization. This strategy built on earlier efforts to consolidate and standardize our approach to vehicle development.

For example, in the 1990s Old GM merged 11 different engineering centers in the U.S. into a single organization. In 2005, GM Europe Engineering was created, following a similar consolidation from three separate engineering organizations. At the same time, we and Old GM have grown our engineering operations in emerging markets in the Asia Pacific and Latin America/Africa/Middle East (LAAM) regions.

As a result of this process, product development activities are fully integrated on a global basis under one budget and one decision-making group. Similar approaches have been in place for a number of years in other key functions, such as powertrain, purchasing and manufacturing, to take full advantage of our global footprint and resources.

Under our global vehicle architecture strategy and for each of our nine global architectures, we define a specific range of performance characteristics and dimensions supporting a common set of major underbody components and subsystems with common interfaces.

A centralized organization is responsible for many of the non-visible parts of the vehicle, referred to as the architecture, such as steering, suspension, the brake system, the heating, ventilation and air conditioning system and the electrical system. This team works very closely with the global architecture development teams around the world, who are responsible for components that are unique to each brand, such as exterior and interior design, tuning of the vehicle to meet the brand character requirements and final validation to meet applicable government requirements.

We currently have nine different global architectures that are assigned to regional centers around the world. The allocation of the architectures to specific regions is based on where the expertise for the vehicle segment resides, e.g., mini and small vehicles in Asia Pacific, compact vehicles in Europe and fullsize pick-up trucks, sport utility vehicles, midsize vehicles and crossover vehicles in North America.

The nine global architectures are:

• Mini	• Rear-Wheel Drive and Performance
• Small	• Crossover
• Compact	• Midsize Truck
• Full and Midsize	• Electric
• Fullsize Truck

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Intellectual Property

We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. While none of these patents by itself is material to our business as a whole, these patents are very important to our operations and continued technological development. In addition, we hold a number of trademarks and service marks that are very important to our identity and recognition in the marketplace.

Raw Materials, Services and Supplies

We purchase a wide variety of raw materials, parts, supplies, energy, freight, transportation and other services from numerous suppliers for use in the manufacture of our products. The raw materials are primarily comprised of steel, aluminum, resins, copper, lead and platinum group metals. We have not experienced any significant shortages of raw materials and normally do not carry substantial inventories of such raw materials in excess of levels reasonably required to meet our production requirements. In 2009 the weakening of commodity prices experienced in the latter part of 2008 was generally reversed, with prices returning to more historical levels in the year ended 2009 and having the effect of increasing our costs. In a gradually recovering global economic climate, this shift is believed to be the result of speculative activity and the weakening of the U.S. Dollar combined with increased confidence and mild improvements in underlying demand.

In some instances, we purchase systems, components, parts and supplies from a single source, and may be at an increased risk for supply disruptions. Based on our standard payment terms with our systems, components and parts suppliers, we are generally required to pay most of these suppliers on average 47 days following delivery with weekly disbursements.

Environmental and Regulatory Matters

Automotive Emissions Control

We are subject to laws and regulations, regarding vehicle exhaust emission standards, vehicle evaporative emission standards and onboard diagnostic system (OBD) requirements, in the regions throughout the world in which we sell cars, trucks and heavy-duty engines.

North America

The U.S. federal government imposes stringent emission control requirements on vehicles sold in the U.S., and additional requirements are imposed by various state governments, most notably California. These requirements include pre-production testing of vehicles, testing of vehicles after assembly, the imposition of emission defect and performance warranties and the obligation to recall and repair customer owned vehicles that do not comply with emissions requirements. We must obtain certification that the vehicles will meet emission requirements from the Environmental Protection Agency (EPA) before we can sell vehicles in the U.S. and Canada and from the CARB before we can sell vehicles in California and other states that have adopted the California emissions requirements.

The EPA and the CARB continue to emphasize testing on vehicles sold in the U.S. for compliance. We believe that our vehicles meet currently applicable EPA and CARB requirements. If our vehicles do not comply with the emission standards or if defective emission control systems or components are discovered in such testing, or as part of government required defect reporting, we could incur substantial costs related to emissions recalls. We expect that new CARB and federal requirements will increase the time and mileage periods over which manufacturers are responsible for a vehicle’s emission performance.

The EPA and the CARB emission requirements currently in place are referred to as Tier 2 and Low Emission Vehicle (LEV) II. The Tier 2 requirements began in 2004 and were fully phased-in by the 2009 model year, while the LEV II requirements began in 2004 and increase in stringency each year through the 2010 model year. Fleet-wide compliance with the Tier 2 and LEV II standards must be achieved based on a sales-weighted fleet average. CARB is developing its next generation emission standards, LEV III,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

which will further increase the stringency of its emission standards. Based on discussions with the CARB staff, we expect the LEV III requirements to be adopted in the second half of 2010 and to apply beginning in the 2014 model year. California has also passed legislation and enacted a regulation to control the emissions of greenhouse gases. Since we believe this regulation is effectively a form of fuel economy requirement, it is discussed under “Automotive Fuel Economy.” In addition, both the CARB and the EPA have adopted more stringent standards applicable to heavy-duty trucks.

California law requires that a specified percentage of cars and certain light-duty trucks sold in the state must be zero emission vehicles (ZEV), such as electric vehicles or hydrogen fuel cell vehicles. This requirement started at 10% for the 2005 model year and increased in subsequent years. Manufacturers have the option of meeting a portion of this requirement with partial ZEV credit for vehicles that meet very stringent exhaust and evaporative emission standards and have extended emission system warranties. An additional portion of the ZEV requirement can be met with vehicles that meet these partial ZEV requirements and incorporate advanced technology, such as a hybrid electric propulsion system meeting specified criteria. We are complying with the ZEV requirements using a variety of means, including producing vehicles certified to the partial ZEV requirements. California recently adopted changes applicable to the 2012 and later model years that allow an additional portion of the ZEV requirements to be met with PHEVs, including E-REV’s such as the Chevrolet Volt, that meet partial ZEV requirements and other specified criteria. CARB has also announced plans to adopt, in the second half of 2010, 2015 model year and later requirements for ZEVs and PHEVs to achieve greenhouse gas as well as criteria pollutant emission reductions.

The Clean Air Act permits states that have areas with air quality compliance issues to adopt the California car and truck emission standards in lieu of the federal requirements. Ten states, including New York, Massachusetts, Maine, Vermont, Connecticut, Pennsylvania, Rhode Island, New Jersey, Oregon and Washington, currently have these standards in effect. Maryland and New Mexico have adopted the California standards effective beginning in the 2011 model year and Arizona’s standards are effective beginning in the 2012 model year. Additional states could also adopt the California standards in the future.

In addition to the exhaust emission programs previously discussed, advanced OBD systems, used to identify and diagnose problems with emission control systems, have been required under federal and California law since the 1996 model year. Problems detected by the OBD system have the potential of increasing warranty costs and the chance for recall. OBD requirements become more challenging each year as vehicles must meet lower emission standards, and new diagnostics are required. Beginning with the 2004 model year, California adopted more stringent OBD requirements, including new design requirements and corresponding enforcement procedures, and we have implemented hardware and software changes to comply with these more stringent requirements. In addition, California adopted technically challenging new OBD requirements that take effect from the 2008 through 2013 model years.

The federal Tier 2 and California evaporative emission LEV II requirements began phasing-in with the 2004 model year. The federal requirements are being harmonized with the California requirements beginning with a 2009 model year phase-in. California plans to further increase the stringency of its requirements as part of its LEV III rulemaking.

Europe

In Europe emissions are regulated by two different entities: the European Union (EU) and the United Nations Economic Commission for Europe (UN ECE). The EU imposes stringent emission control requirements on vehicles sold in all 27 EU Member States, and other countries apply regulations under the framework of the UN ECE. EU member states can give tax incentives to automobile manufacturers for vehicles which meet emission standards earlier than the compliance date. This can result in specific market requirements for automobile manufacturers to introduce technology earlier than is required for compliance with the EU emission standards. The current EU requirements include type approval of preproduction testing of vehicles, testing of vehicles after assembly and the obligation to recall and repair customer owned vehicles that do not comply with emissions requirements. EU and UN ECE requirements are equivalent in terms of stringency and implementation. We must demonstrate that vehicles will meet emission requirements in witness tests and obtain type approval from an approval authority before we can sell vehicles in the EU.

Emission requirements in Europe will become even more stringent in the future. A new level of exhaust emission standards for cars and light-duty trucks, Euro 5 standards, were applied in September 2009, while stricter Euro 6 standards are expected to apply beginning in 2014. The OBD requirements associated with these new standards will become more challenging as well. The new

GENERAL MOTORS COMPANY AND SUBSIDIARIES

European emission standards focus particularly on reducing emissions from diesel vehicles. Diesel vehicles have become important in the European marketplace, where they encompass 50% of the market share. The new requirements will require additional technologies and further increase the cost of diesel engines, which currently cost more than gasoline engines. To comply with Euro 6, we expect that technologies need to be implemented which are identical to those being developed to meet U.S. emission standards. The technologies available today are not cost effective and would therefore not be suitable for the European market for small and midsize diesel vehicles, which typically are under high cost pressure. Further, measures to reduce exhaust pollutant emissions have detrimental effects on vehicle fuel economy which drives additional technology cost to maintain fuel economy.

In the long-term, notwithstanding the already low vehicle emissions in Europe, regulatory discussions in Europe are expected to continue. Regulators will continue to refine the testing requirements addressing issues such as test cycle, durability, OBD, in-service conformity and off-cycle emissions.

International Operations

Within the Asia Pacific region, our vehicles are subject to a broad range of vehicle emission laws and regulations. China has implemented European standards, with Euro 4 standards first applied in Beijing in 2008. Shanghai implemented Euro 4 standards with European OBD requirements for newly registered vehicles in November 2009 and other cities are expected to implement the same standards for newly registered vehicles in 2010. China plans to implement Euro 4 standards nationwide beginning in July 2010 for new vehicle type approvals and beginning in July 2011 for newly registered vehicles. Since January 2009 South Korea has implemented the CARB emission Fleet Average System with different application timings and levels of nonmethanic organic gas targets for gasoline and liquefied petroleum gas powered vehicles. In September 2009 South Korea implemented Euro 5 standards for diesel powered vehicles. South Korea has adopted CARB standards for gasoline powered vehicles and EU regulations for diesel powered vehicles for OBD and evaporative emissions. The Association of Southeast Asian Nations (ASEAN) Committee has agreed that the major ASEAN countries Thailand, Malaysia, Indonesia, Philippines and Singapore will implement Euro 4 standards in 2012, although implementation of OBD requirements is still under study. In India, Bharat Stage IV emission standards will be required for new vehicle registrations in 11 major cities and Bharat Stage III emission standards will be required throughout India beginning in April 2010. Japan sets specific exhaust emission and durability standards, test methods and driving cycles. In Japan, OBD is required with both EU and U.S. OBD systems accepted. All other countries in which we conduct operations within the Asia Pacific region either require or allow some form of EPA, EU or UN ECE style emission regulations with or without OBD requirements.

Within the LAAM region, some countries follow the U.S. test procedures, standards and OBD requirements and some follow the EU test procedures, standards and OBD requirements with different levels of stringency. In terms of standards, Brazil implemented national LEV standards, L5, which preceded Tier 2 standards in the U.S., for passenger cars and light commercial vehicles in January 2009. Brazil has published new emission standards, L6, which are based on Euro 5 standards, for light diesel and gasoline vehicles. L6 standards for light diesel vehicles are to be implemented in January 2013, which mandate OBD requirements for light diesel vehicles in 2015. L6 standards for light gasoline vehicles are to be implemented in January 2014 for new types and January 2015 for all models. Argentina implemented Euro 4 standards starting with new vehicle registrations in January 2009 and is moving to Euro 5 standards in January 2012 for new vehicle types and January 2014 for all models. Chile currently requires Euro 3 standards for gasoline vehicles and Euro 4 standards for diesel vehicles and has proposed Euro 4 standards for gasoline vehicles beginning in September 2010 and Euro 5 standards for diesel vehicles beginning in September 2011. Other countries in the LAAM region either have some level of U.S. or EU standards or no standards at all.

Industrial Environmental Control

Our operations are subject to a wide range of environmental protection laws including those laws regulating air emissions, water discharges, waste management and environmental cleanup. In connection with the 363 Sale we have assumed various stages of investigation for sites where contamination has been alleged and a number of remediation actions to clean up hazardous wastes as required by federal and state laws. Certain environmental statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Under certain circumstances these laws impose joint and several liability, as well as liability for related damages to natural resources.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The future effect of environmental matters, including potential liabilities, is often difficult to estimate. Environmental reserves are recorded when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. The amounts of current reserves are expected to be paid out over the periods of remediation for the applicable sites, which typically range from two to 30 years.

The following table summarizes the expenses for site remediation actions, including ongoing operations and maintenance (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Site remediation expenses	$3	$34	$94	$104

It is possible that such remediation actions could require average annual expenditures of $30 million over the next five years.

Remediation costs and other damages for which we ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as our connection to the site or to materials located at the site, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation). As a result, we are unable to determine or reasonably estimate the amount of costs or other damages for which we are potentially responsible in connection with these sites, although that total could be substantial.

To mitigate the effects our worldwide facilities have on the environment we are committed to convert as many of our worldwide facilities as possible to landfill-free facilities. Landfill-free facilities send no waste to landfills, waste is either recycled or used to create energy. As part of Old GM’s commitment to reduce the effect its worldwide facilities had on the environment, Old GM had committed to convert half of its major global manufacturing operations to landfill-free facilities by 2010. This landfill-free strategy translated, on an individual facility basis, to more than 70 of Old GM’s manufacturing operations worldwide. At July 10, 2009 we had acquired, in connection with the 363 Sale, 56 landfill-free manufacturing facilities worldwide. At our landfill-free facilities, 97% of waste materials are recycled or reused and 3% is converted to energy at waste-to-energy facilities. We estimate that over 2 million tons of waste materials were recycled or reused by us and Old GM in 2009 and estimate that 41,000 tons of waste materials from us and Old GM in 2009 were converted to energy at waste-to-energy facilities. These numbers will increase as additional manufacturing sites reach landfill-free status.

We currently have not announced publicly any future targets to reduce CO2 emission levels from our worldwide facilities; however, we are continuing to make significant progress in further reducing CO2 emission levels. Seven of our facilities in Europe are included in and comply with the European Emissions Trading Scheme, which is being implemented to meet the European Community’s greenhouse gas reduction commitments under the Kyoto Protocol. We and Old GM reported in accordance with the Global Reporting Initiative, the Carbon Disclosure Project, the EPA Climate Leaders Program and the Department of Energy (DOE) 1605(b) program since their inception. We are implementing and publicly reporting on various voluntary initiatives to reduce energy consumption and greenhouse gas emissions from our worldwide operations. In 2005 Old GM had a 2010 target of an 8% reduction in CO2 emissions from its worldwide facilities compared to Old GM’s worldwide facilities 2005 emission levels. By 2008 Old GM had exceeded this target by reducing CO2 emissions from its worldwide facilities by 20% compared to 2005 levels.

Automotive Fuel Economy

North America

The 1975 Energy Policy and Conservation Act (EPCA) provided for average fuel economy requirements for fleets of passenger cars built for the 1978 model year and thereafter. For the 2009 model year, our and Old GM’s domestic passenger car fleet achieved a Corporate Average Fuel Economy (CAFE) of 31.1 mpg, which exceeded the standard of 27.5 mpg. The estimated CAFE for our 2010 model year domestic passenger cars is 30.3 mpg, which would also exceed the 27.5 mpg standard applicable for that model year.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Cars that are imported for sale in the U.S. are accounted for separately. For our and Old GM’s imported passenger cars, the 2009 model year CAFE was 30.3 mpg, which exceeded the requirement of 27.5 mpg. The estimated CAFE for our 2010 model year imported passenger cars is 34.5 mpg, which would also exceed the applicable requirement.

Fuel economy standards for light-duty trucks became effective in 1979. Starting with the 2008 model year, the National Highway Traffic Safety Administration (NHTSA) implemented substantial changes to the structure of the truck CAFE program, including reformed standards based upon truck size. Under the existing truck rules, reformed standards are optional for the 2008 through 2010 model years. Old GM chose to comply with these optional reform-based standards beginning with the 2008 model year. Our and Old GM’s light-duty truck CAFE performance for the 2009 model year was 23.7 mpg, which exceeds our and Old GM’s reformed requirement of 22.5 mpg. Our projected reform standard for light-duty trucks for the 2010 model year is 22.9 mpg and our projected performance under this standard is 23.7 mpg.

In 2007 Congress passed the Energy Independence and Security Act, which directed NHTSA to modify the CAFE program. Among the provisions in the new law was a requirement that fuel economy standards continue to be set separately for cars and trucks that combined would increase to at least 35.0 mpg by 2020.

In addition, California has passed legislation (AB 1493) requiring the CARB to regulate greenhouse gas emissions from vehicles (which is the same as regulating fuel economy). This California program is currently established for the 2009 through 2016 model years. California needed a federal waiver to implement this program and was granted this waiver on June 30, 2009.

Further, in response to a U.S. Supreme Court decision, the EPA was directed to establish a new program to regulate greenhouse gas emissions for vehicles under the Clean Air Act. As a result, in September 2009 the EPA and the NHTSA issued a joint proposal to establish a coordinated national program consisting of new requirements for model year 2012 through 2016 light-duty vehicles that will reduce greenhouse gas emissions under the Clean Air Act and improve fuel economy pursuant to the CAFE standards under the EPCA. These reform-based standards will apply to passenger cars, light-duty trucks, and medium-duty passenger vehicles (collectively, light-duty vehicles) built in model years 2012 through 2016. The rule is to be finalized by April 2010. Our current product plan projects compliance with the federal and California programs through 2016.

CARB has agreed that compliance with the EPA’s greenhouse gas emission standards will be deemed compliant with the AB 1493 standards for 2012 through 2016 model years. In the meantime, California’s program to regulate vehicle greenhouse gases is in effect for the 2009-2011 model years. The following table illustrates California’s program compliance standards and our projected compliance (in grams per mile CO2-equivalent):

	2009 Model Year		2010 Model Year		2011 Model Year
	Standard	Combined GM and Old GM	Standard	GM(a)	Standard	GM(a)
Passenger car and light-duty truck 1 fleet	323	292	301	303	267	290
Light–duty truck 2 + medium-duty passenger vehicle fleet	439	413	420	387	390	394

(a)	Our performance projections for the 2010 model year for the passenger car and light-duty truck 1 fleet as well as both fleets for the 2011 model year are projected to be more than the standard. We are still projecting compliance due to the allowed use of credits earned in previous years.

Europe

In Europe, the EU passed legislation in December 2008 to regulate CO2 emissions beginning in 2012. Based on a target function of CO2 to vehicle weight, each manufacturer must meet a specific target based on the CO2 target value on this curve for each vehicle it sells, but with the ability to average across its fleet in each year. This requirement will be phased in with 65% of vehicles sold in 2012 required to meet this target, 75% in 2013, 80% in 2014 and 100% in 2015 and beyond. Automobile manufacturers can earn super-credits under this legislation for the sales volume of vehicles having a specific CO2 value of less than 50 grams CO2. This is intended to encourage the early introduction of ultra-low CO2 vehicles such as the Chevrolet Volt and Opel/Vauxhall Ampera by providing an

GENERAL MOTORS COMPANY AND SUBSIDIARIES

additional incentive to reduce the CO2 fleet average. Automobile manufacturers may gain credit of up to 7 grams for eco-innovations for those technologies which improve real-world fuel economy but may not show in the test cycle, such as solar panels on vehicles. There is also a 5% credit for E85 flexible-fuel vehicles if more than 30% of refueling stations in an EU member state sell E85. Further regulatory detail is being developed in the comitology process, which develops the detail of the regulatory requirements through a process involving the European Commission and member states. The legislation sets a target of 95 grams per kilometer CO2 for 2020 with an impact assessment required to further assess and develop this requirement. We have developed a compliance plan by adopting operational CO2 targets for each market entry in Europe.

In October 2009 the EU Commission adopted a proposal to regulate CO2 emissions from light commercial vehicles. The proposal is modeled after the CO2 regulation for passenger cars. It proposes that new light commercial vehicles meet a fleet average CO2 target of 175 grams per kilometer CO2 with a phase-in of compliance beginning with 75% of new light commercial vehicles by 2014, 80% by 2015 and 100% compliance by 2016. The manufacturer-specific CO2 compliance target will be determined as a function of vehicle curb mass. Flexibilities, such as eco-innovations and super credits, are part of the regulatory proposal as well. A long-term target for 2020 of 135g/km has been also proposed, to be confirmed after an impact assessment in 2013. We are currently making an assessment of the effect of the proposal on our fleet of light commercial vehicles. The EU Commission’s proposal will now go through the legislative process with the European Parliament and European Council, during which we expect some modifications to be adopted.

A regulation has been adopted that will require low-rolling resistance tires, tire pressure monitoring systems and gear shift indicators by 2012. An additional regulation has been adopted that will require labeling of tires for noise, fuel efficiency and rolling resistance, affecting vehicles at sale as well as the sale of tires in the aftermarket. Further, there are plans to introduce regulatory proposals regarding energy efficiency of air conditioning systems and fuel economy meters.

Sixteen EU member states have introduced CO2 based vehicle taxation schemes. Tax measures are within the jurisdiction of the EU member states. We are faced with significant challenges relative to the predictability of future tax laws and differences in the tax schemes and thresholds.

International Operations

In the Asia Pacific region, we face new or increasingly more stringent fuel economy standards. In China, Phase 3 fuel economy standards are under development and may move from a vehicle pass-fail system to a corporate fleet average scheme. Phase 3 fuel economy standards are expected to increase by 15% to 20% from the current Phase 2 targets and implementation is expected to begin in 2012. Phase 2 currently allows some relief for certain vehicle types and vehicles with automatic transmissions. It is unclear at this time if that relief will be carried over in Phase 3. In Korea, new fuel economy/CO2 targets were announced last year as part of the government’s low carbon/green growth strategy. These targets are planned to be set at levels more stringent than fuel economy/CO2 targets in the U.S., but less stringent than fuel economy/CO2 targets in Europe. Phase-in is expected to begin in 2012 and finish in 2015 with manufacturers having the option to certify either on a fuel consumption basis or a CO2 emissions basis. Each manufacturer will be given a corporate target to meet based on an overall industry fleet fuel economy/CO2 average. Other aspects of the program being considered include credits, incentives, and penalties. Legislation of the new standard is expected to be completed by the end of 2010. In Australia the government is conducting an assessment of possible vehicle fuel efficiency measures including shifting from voluntary to mandatory standards and how any such move would align with the government’s policy response to climate change. Before the government makes any decisions on additional fuel efficiency measures, it will conduct an industry consultation. For the first time, India is expected to establish fuel economy norms based on weight and measured in CO2 emissions that will become mandatory sometime in 2011. Final targets and labeling requirements are still to be determined. In April 2009 automobile manufacturers in India began to voluntarily declare the fuel economy of each vehicle at the point of sale.

In Brazil, governmental bodies and the Brazilian automobile makers association established, in 2009, a national voluntary program for evaluation and labeling of light passenger and commercial vehicles equipped with internal combustion engines. This voluntary program aims to increase vehicles energy efficiency by labeling vehicles with fuel consumption measurements for urban, extra-urban and combined (equivalent to city and highway mpg measurements in the U.S.) driving conditions. We are and Old GM was engaged in this program along with other leading car manufacturers.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Chemical Regulations

North America

Several states have introduced legislation related to green chemistry and product stewardship initiatives. These initiatives would give states broad regulatory authority in relation to the use of certain chemical substances and potentially affect a manufacturer’s vehicle life-cycle responsibilities. For example, we expect California’s Green Chemistry regulations to be finalized at the end of 2010. Currently, vehicles are not included in the scope of the regulations; however, if vehicles are included in future revised regulations it could lead to increased product complexity and cost.

Europe

In June 2007 the EU implemented its regulatory requirements to register, evaluate, authorize and restrict the use of chemical substances (REACH). The regulation deals with chemical substances produced with a production volume of one ton or more per year are required to be registered with a new European Chemicals Agency. During REACH’s pre-registration phase, Old GM and our suppliers registered those substances identified by the regulation. REACH is to be phased in over a 10 year period from the implementation date. During the implementation phase, REACH will require ongoing action from us, Original Equipment Manufacturers (OEM), our suppliers and other suppliers in the supply chain. Under REACH, substances of very high concern may require authorization for further use and may also be restricted in the future, which could increase the cost of certain substances that are used to manufacture vehicles and parts. In addition, our research and development initiatives may be diverted to address future REACH requirements. We are continually monitoring the implementation of REACH and its effect on our suppliers and the automotive industry to maintain compliance.

Safety

New vehicles and equipment sold in the U.S. are required to meet certain safety standards promulgated by the NHTSA. The National Traffic and Motor Vehicle Safety Act of 1966 authorized the NHTSA to determine these standards and the schedule for implementing them. In addition, in the case of a vehicle defect that creates an unreasonable risk to motor vehicle safety or does not comply with a safety standard, the National Traffic and Motor Vehicle Safety Act of 1966 generally requires that the manufacturer notify owners and provide a remedy. The Transportation Recall Enhancement, Accountability and Documentation Act requires us to report certain information relating to certain customer complaints, warranty claims, field reports and lawsuits in the U.S. and fatalities and recalls outside the U.S.

We are subject to certain safety standards and recall regulations in the markets outside the U.S. in which we operate. These standards often have the same purpose as the U.S. standards, but may differ in their requirements and test procedures. From time to time, other countries pass regulations which are more stringent than U.S. standards. Most countries require type approval while the U.S. and Canada require self-certification.

Vehicular Noise Control

Vehicles we manufacture and sell may be subject to noise emission regulations.

In the U.S., passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. We are committed to designing and developing our products to meet these noise regulations. Since addressing different vehicle noise regulations established in numerous state and local jurisdictions is not practical, we attempt to identify the most stringent requirements and validate to those requirements. In the rare instances where a state or local noise regulation is not covered by the composite requirement, a waiver of the requirement is requested and to date no significant cost has resulted from such a request. Medium to heavy-duty trucks are regulated at the federal level. Federal truck regulations preempt all United States state or local noise regulations for trucks over 10,000 lbs. gross vehicle weight rating.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Outside the U.S., noise regulations have been established by authorities at the national and supranational level (e.g., EU or UN ECE for Europe). We believe that our vehicles meet all applicable noise regulations in the markets where they are sold.

While current noise emission regulations serve to regulate maximum allowable noise levels, proposals have been made to regulate minimum noise levels. These proposals stem from concern that vehicles that are relatively quiet, specifically hybrids, may not be heard by the sight-impaired. We are committed to design and manufacture vehicles to comply with potential noise emission regulations that may come from these proposals.

Potential Effect of Regulations

We have established aggressive near-term and long-term plans to develop and bring to market technologies designed to further reduce emissions, mitigate remediation expenses related to environmental liabilities, improve fuel efficiency, monitor and enhance the safety features of our vehicles and provide additional value and benefits to our customers. This is illustrated by our commitment to marketing more hybrid vehicles, our accelerated commitment to develop electrically powered vehicles, our use of biofuels in our expanded portfolio of flexible-fuel vehicles and enhancements to conventional internal combustion engine technology have contributed to the fuel efficiency of our vehicles. In addition, the conversion of many of our manufacturing facilities to landfill-free status has shown our commitment to mitigate potential environmental liability. We believe that the development and global implementation of new, cost-effective energy technologies in all sectors is the most effective way to improve energy efficiency, reduce greenhouse gas emissions and mitigate environmental liabilities.

Despite these advanced technology efforts, our ability to satisfy fuel economy and CO2 requirements is contingent on various future economic, consumer, legislative and regulatory factors that we cannot control and cannot predict with certainty. If we are not able to comply with specific new fuel economy requirements, which include higher CAFE standards and state CO2 requirements such as those imposed by the AB 1493 Rules, then we could be subject to sizeable civil penalties or have to restrict product offerings drastically to remain in compliance. Environmental liabilities, which we may be responsible for, are not reasonably estimable and could be substantial. In addition, violations of safety standards could result in the recall of one or more of our products. In turn, any of these actions could have substantial adverse effects on our operations, including facility idling, reduced employment, increased costs and loss of revenue.

Pension Legislation

We are subject to a variety of federal rules and regulations, including the Employee Retirement Income Security Act of 1974, as amended (ERISA) and the Pension Protection Act of 2006, which govern the manner in which we fund and administer our pensions for our retired employees and their spouses. The Pension Protection Act of 2006 is designed, among other things, to more appropriately reflect the value of pension assets and liabilities to determine funding requirements. Under the Pension Protection Act of 2006 we expect there will be no cash funding requirement for our U.S. hourly and salaried pension plans in 2010. We remeasure our U.S. pension plans at the end of each year and for significant plan amendments, benefit modifications and related events. Based on preliminary asset returns, the year-to-date discount rate, assuming interest rates remain at current levels and pension fund assets earn 8.5% annually going forward, we may need to make significant contributions to the U.S. pension plans in 2013 and beyond. We are currently analyzing our pension funding strategies. We also maintain pension plans for employees in a number of countries outside the U.S., which are subject to local laws and regulations.

Export Control

We are subject to U.S. export control laws and regulations, including those administered by the U.S. Departments of State, Commerce, and Treasury. In addition, most countries in which we do business have applicable export controls. Our Office of Export Compliance and global Export Compliance Officers are responsible for working with our business units to ensure compliance with these laws and regulations. Non-U.S. export controls are likely to become increasingly significant to our business as we develop our research and development operations on a global basis. If we fail to comply with applicable export compliance regulations, we and our employees could be subject to criminal and civil penalties and, under certain circumstances, loss of export privileges and debarment from doing business with the U.S. government and the governments of other countries.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Significant Transactions

On July 10, 2009 we completed the acquisition of substantially all of the assets and assumed certain liabilities of Old GM and its direct and indirect subsidiaries (collectively, the Sellers). The 363 Sale was consummated in accordance with the Amended and Restated Master Sale and Purchase Agreement, dated June 26, 2009, as amended, (Purchase Agreement) between us and the Sellers, and pursuant to the Bankruptcy Court’s sale order dated July 5, 2009.

In connection with the 363 Sale, the purchase price we paid to Old GM equaled the sum of:

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

Agreements with the UST, UAW Retiree Medical Benefits Trust and Export Development Canada

On July 10, 2009 we entered into the UST Credit Agreement and assumed debt of $7.1 billion Old GM incurred under its DIP Facility. Immediately after entering into the UST Credit Agreement, we made a partial pre-payment, reducing the UST Loans principal balance to $6.7 billion. An amendment to the UST Credit Agreement, as subsequently discussed, provides for quarterly payments of $1.0 billion beginning in December 2009. At March 31, 2010 the first two quarterly payments have been made reducing the UST Loans principal balance to $4.7 billion. We also entered into the VEBA Note Agreement and issued a note in the principal amount of $2.5 billion (VEBA Notes) to the UAW Retiree Medical Benefits Trust (New VEBA).

We are required to prepay the UST Loans, VEBA Notes and Canadian Loan (as subsequently defined), in certain cases on a pro rata basis, in an amount equal to the net cash proceeds received from certain asset dispositions, casualty events, extraordinary receipts and the incurrence of certain debt. We can voluntarily repay all or a portion of the UST Loans or VEBA Notes at any time. Once repaid, we cannot reborrow under the UST Credit Agreement.

The obligations under the UST Credit Agreement and the VEBA Note Agreement are secured by substantially all of our assets, subject to certain exceptions, including our equity interests in certain of our foreign subsidiaries, limited in most cases to 65% of the equity interests of the pledged foreign subsidiaries due to tax considerations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Proceeds of the DIP Facility of $16.4 billion were deposited in escrow and will be distributed to us at our request if the following conditions are met: (1) the representations and warranties we made in the loan documents are true and correct in all material respects on the date of our request; (2) we are not in default on the date of our request taking into consideration the amount of the withdrawal request; and (3) the UST, in its sole discretion, approves the amount and intended use of the requested disbursement. Any unused amounts in escrow on June 30, 2010 are required to be used to repay the UST Loans and the Canadian Loan on a pro rata basis. Any proceeds remaining in the escrow account after the UST Loans and the Canadian Loan are repaid in full shall be returned to us.

On July 10, 2009 through our wholly-owned subsidiary General Motors of Canada Limited (GMCL), we also entered into the amended and restated Canadian Loan Agreement with EDC, as a result of which GMCL has a CAD $1.5 billion (equivalent to $1.3 billion when entered into) term loan (Canadian Loan). An amendment to the UST Credit Agreement provides for quarterly payments of $192 million beginning December 2009. At March 31, 2010 the first two quarterly payments had been made reducing the Canadian Loan principal balance to $1.0 billion.

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

In November 2009 we signed amendments to the UST Credit Agreement and the Canadian Loan Agreement to provide for quarterly repayments of the UST Loans and Canadian Loan. Under these amendments, we agreed to make quarterly payments of $1.0 billion and $192 million to the UST and EDC, which began in the fourth quarter of 2009. Upon making such payments, equivalent amounts were released to us from escrow. In the event of an initial public offering of our equity, this payment schedule would be suspended. The remaining terms would remain unchanged versus the original agreement. Any funds remaining in our escrow account after repayment of the loans will be released to us.

Agreement with Delphi Corporation

In July 2009 we entered into the Delphi Master Disposition Agreement (DMDA) with Delphi Corporation (Delphi) and other parties. Under the DMDA, we agreed to acquire Delphi’s global steering business (Nexteer), which supplies us and other OEMs with steering systems and columns, and four domestic facilities that manufacture a variety of automotive components, primarily sold to us. We and several third party investors who held the Delphi Tranche DIP facilities (collectively the Investors) agreed to acquire substantially all of Delphi’s remaining assets through DIP HOLDCO, LLP, subsequently named Delphi Automotive LLP (New Delphi). Certain excluded assets and liabilities have been retained by a Delphi entity (DPH) to be sold or liquidated. In October 2009 we consummated the transaction contemplated by the DMDA with Delphi, New Delphi, Old GM and other sellers and other buyers that are party to the agreement, as more fully described in Note 5 to the consolidated financial statements. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Strategic Initiatives — Delphi Master Disposition Agreement” for a description of the terms of the DMDA and related agreements.

Holding Company Merger

On October 19, 2009 we completed our holding company merger to implement a new holding company structure that is intended to provide greater financial and organizational flexibility. In connection with the merger, all of the outstanding shares of common stock and Series A Preferred Stock in our previous legal entity were exchanged on a one-for-one basis for new shares of our common stock and Series A Preferred Stock. These new securities have the same economic terms and provisions as the securities for which they were exchanged and are held by our securityholders in the same class evidencing the same proportional interest in us as the securityholders held prior to the exchange.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In addition, in connection with the merger we entered into amended and restated warrant agreements and a Stockholders Agreement dated as of October 15, 2009, which are substantially identical to our prior warrant agreements and Stockholders Agreement dated as of July 10, 2009, respectively. Also in connection with the merger, GMCL entered into an amendment (Canadian Loan Amendment) to the Canadian Loan Agreement and we entered into an assignment and assumption agreement and amendment to the UST Credit Agreement and an assignment and assumption agreement and amendment to the VEBA Note Agreement. Refer to “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Recent Sales of Unregistered Securities” for a further discussion on the merger.

Employees

At December 31, 2009 we employed 217,000 employees, of whom 151,000 (70%) were hourly employees and 66,000 (30%) were salaried employees. The following table summarizes employment by segment (in thousands):

	Successor	Predecessor
	Year Ended December 31, 2009	Years Ended December 31,
		2008	2007
GMNA(a)	102	116	139
GMIO	61	70	68
GME	53	55	57
Corporate	1	2	2

Total Worldwide	217	243	266

U.S. — Salaried(a)(b)(d)	26	29	34
U.S. — Hourly(a)(c)	51	62	78

(a)	Includes additional 11,000 employees due to the acquisition of Nexteer and four domestic facilities from Delphi on October 6, 2009, of which 2,000 are U.S. salaried employees, 5,000 are U.S. hourly employees and 4,000 are employees located outside the U.S.

(b)	5,000 U.S. salaried employees irrevocably accepted the 2009 Salaried Window Program (a voluntary program, subject to management approval, to reduce salaried headcount based on individual eligibility and employees elections made) option or the GM severance program option.

(c)	13,000 U.S. hourly employees elected to participate in Old GM’s 2009 Special Attrition Programs, which were introduced in February and June of 2009 and offered cash and other incentives for individuals who elected to retire or voluntarily terminate employment.

(d)	Includes employees in GMNA and Corporate.

Refer to Note 19 to the consolidated financial statements for additional information on our salaried and hourly severance programs.

At December 31, 2009 52,000 of our U.S. employees (or 67%) were represented by unions, of which 50,000 employees were represented by the UAW. In addition, many of our employees outside the U.S. were represented by various unions. At December 31, 2009 we had 388,000 U.S. hourly and 118,000 U.S. salaried retirees, surviving spouses and deferred vested participants.

Segment Reporting Data

Operating segment and principal geographic area data for July 10, 2009 through December 31, 2009, January 1, 2009 through July 9, 2009, and the years ended 2008 and 2007 are summarized in Note 33 to the consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Website Access to Our Reports

Our internet website address is www.gm.com.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (Exchange Act) are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

In addition to the information about us and our subsidiaries contained in this 2009 Form 10-K, extensive information about us can be found on our website, including information about our management team, our brands and products and our corporate governance principles.

The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information. The address of the SEC’s website is www.sec.gov.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by the factors described below.

While we describe each risk separately, some of these risks are interrelated and certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair, and have a material adverse effect on, our business, results of operations and financial condition.

Our business is highly dependent on sales volume. Global vehicle sales have declined significantly from their peak levels and there is no assurance that the global automobile market will recover in the near future or that it will not suffer a significant further downturn.

Our business and financial results are highly sensitive to sales volume, as demonstrated by the effect of sharp declines in vehicle sales in the U.S. since 2007 and globally since 2008 on our business. Vehicle sales in the U.S. have fallen significantly on an annualized basis since their peak in 2007, and sales globally have shown steep declines on an annualized basis since their peak in January 2008. The deteriorating economic and market conditions that have driven the drop in vehicle sales, including declines in real estate and equity values, rising unemployment, tightened credit markets, depressed consumer confidence and weak housing markets, may not improve significantly during 2010 and may continue past 2010 and could deteriorate further. Although vehicle sales began to recover in the last quarter of 2009 and we expect that they will continue to recover in 2010, there is no assurance that any recovery in vehicle sales will continue. Further, sales volumes may decline more severely or take longer to recover than we expect, and if they do, our results of operations and financial condition will be materially adversely affected.

Our ability to attract a sufficient number of consumers to consider our vehicles particularly our new products, including cars and crossover vehicles, is essential.

Our ability to achieve long-term profitability depends on our ability to entice consumers to consider our products when purchasing a new vehicle. The automotive industry, particularly in the U.S., is very competitive and our competitors have been very successful in persuading customers that previously purchased our products to purchase their vehicles instead as is reflected by our loss of market

GENERAL MOTORS COMPANY AND SUBSIDIARIES

share over the past three years. We believe that this is due, in part, to a negative public perception of our products in relation to those of some of our competitors. Changing this perception will be critical. If we are unable to change public perception of our company and products, particularly our new products, including cars and crossovers, our results of operations and financial condition could be materially adversely affected.

Our continued ability to achieve cost reductions and to realize production efficiencies for our automotive operations is critical to our ability to return to profitability.

We are continuing to implement a number of cost reduction and productivity improvement initiatives in our automotive operations, including substantial restructuring initiatives for our North American operations. Our future competitiveness depends upon our continued success in implementing these restructuring initiatives throughout our automotive operations, especially in North America. In addition, while some of the elements of cost reduction are within our control, others such as interest rates or return on investments, which influence our expense for pensions, depend more on external factors, and there can be no assurance that such external factors will not materially adversely affect our ability to reduce our structural costs. Reducing costs may prove difficult due to our focus on increasing advertising and our belief that engineering expenses necessary to improve the performance, safety, and customer satisfaction of our vehicles are likely to increase.

The ability of our new executive management team to quickly learn the automotive industry and lead our company will be critical to our ability to succeed.

During the last six months we have substantially changed our executive management team. We have appointed a new Chief Executive Officer and a new Chief Financial Officer, both of whom have no outside automotive industry experience. We have also promoted from within many new senior officers in areas ranging from marketing to engineering. It is important to our success that the new members of the executive management team quickly understand the automotive industry and that our senior officers quickly adapt and excel in their new senior management roles. If they are unable to do so, and as a result are unable to provide effective guidance and leadership, our business and financial results could be materially adversely affected.

Failure of our suppliers, due to difficult economic conditions affecting our industry, to provide us with the systems, components and parts that we need to manufacture our automotive products and operate our business could result in a disruption in our operations and have a material adverse effect on our business.

We rely on many suppliers to provide us with the systems, components and parts that we need to manufacture our automotive products and operate our business. In recent years, a number of these suppliers have experienced severe financial difficulties and solvency problems, and some have sought relief under the Bankruptcy Code or similar reorganization laws. This trend intensified in 2009 due to the combination of general economic weakness, sharply declining vehicle sales and tightened credit availability that has affected the automotive industry generally. Suppliers may encounter difficulties in obtaining credit or may receive an opinion from their independent public accountants regarding their financial statements that includes a statement expressing substantial doubt about their ability to continue as a going concern, which could trigger defaults under their financings or other agreements or impede their ability to raise new funds.

When comparable situations have occurred in the past, suppliers have attempted to increase their prices, pass through increased costs, alter payment terms or seek other relief. In instances where suppliers have not been able to generate sufficient additional revenues or obtain the additional financing they need to continue their operations, either through private sources or government funding, which may not be available, some have been forced to reduce their output, shut down their operations or file for bankruptcy protection. Such actions would likely increase our costs, create challenges to meeting our quality objectives and in some cases make it difficult for us to continue production of certain vehicles. To the extent we take steps in such cases to help key suppliers remain in business, our liquidity would be adversely affected. It may also be difficult to find a replacement for certain suppliers without significant delay.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Increase in cost, disruption of supply or shortage of raw materials could materially harm our business.

We use various raw materials in our business including steel, non-ferrous metals such as aluminum and copper and precious metals such as platinum and palladium. The prices for these raw materials fluctuate depending on market conditions. In recent years, freight charges and raw material costs increased significantly. Substantial increases in the prices for our raw materials increase our operating costs and could reduce our profitability if we cannot recoup the increased costs through vehicle prices. In addition, some of these raw materials, such as corrosion-resistant steel, are only available from a limited number of suppliers. We cannot guarantee that we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials, which may be caused by a deterioration of our relationships with suppliers or by events such as labor strikes, could negatively affect our net revenues and profitability to a material extent.

The pace of introduction and market acceptance of new vehicles is important to our success and the frequency of new vehicle introductions may be materially adversely affected by reductions in capital expenditures.

Our competitors have introduced new and improved vehicle models designed to meet consumer expectations, and will continue to do so. Our profit margins, sales volumes and market shares may decrease if we are unable to produce models that compare favorably to these competing models. If we are unable to produce new and improved vehicle models on a basis competitive with the models introduced by our competitors, demand for our vehicles may be materially adversely affected. Further, the pace of our development and introduction of new and improved vehicles depends on our ability to successfully implement improved technological innovations in design, engineering and manufacturing, which requires extensive capital investment. Any capital expenditure cuts in this area that we may determine to implement in the future to reduce costs and conserve cash could reduce our ability to develop and implement improved technological innovations, which may materially reduce demand for our vehicles.

Inadequate cash flow could materially adversely affect our business operations in the future.

We will require substantial liquidity to implement long-term cost savings and restructuring plans, satisfy our obligations under the UST Credit Agreement, continue capital spending to support product programs and development of advanced technologies, and meet scheduled term debt and lease maturities, in each case as contemplated by our business plan. If our cash levels approach the minimum cash levels necessary to support our normal business operations, we may be forced to borrow additional funds at rates that may not be favorable, curtail capital spending, and reduce research and development and other programs that are important to the future success of our business. If this were to happen, our need for cash would be intensified.

Although we believe that the funding we received in connection with our formation and our purchase of substantially all of MLC’s assets provides us with sufficient liquidity to operate our business in the near-term, our ability to maintain adequate liquidity in the medium- and long-term will depend significantly on the volume, mix and quality of vehicle sales and the continuing curtailment of operating expenses. Our liquidity needs are sensitive to changes in each of these and other factors.

As part of our business plan, we have reduced compensation for our most highly paid executives and have reduced the number of our management and non-management salaried employees, and these actions may materially adversely affect our ability to hire and retain salaried employees.

As part of the cost reduction initiatives in our business plan, and pursuant to the direction of the Special Master for TARP Executive Compensation we have imposed salary reductions on our most highly paid executives, and reduced benefits to a level that we believe is significantly lower than offered by other major corporations. Furthermore, the UST Credit Agreement restricts the compensation that we can provide to our top executives and prohibits certain types of compensation or benefits for any employees. At the same time, we have substantially decreased the number of salaried employees so that the workload is shared among fewer employees and in general the demands on each salaried employee are increased. Companies in similar situations have experienced significant difficulties in hiring and retaining highly skilled employees, particularly in competitive specialties. Given our compensation structure and increasing job demands, there is no assurance that we will be able to hire and retain the employees whose expertise is required to execute our business plan while at the same time developing and producing vehicles that will stimulate demand for our products.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our plan to reduce the number of our retail channels and core brands and to consolidate our dealer network is likely to reduce our total sales volume, may not create the cost savings we anticipate and is likely to result in restructuring costs that may materially adversely affect our results of operations.

As part of our business plan, we will focus our resources in the U.S. on our four core brands: Chevrolet, Cadillac, Buick and GMC. We completed the sale of Saab in February 2010, and the current business plan also provides for the resolution of HUMMER in 2010. In conjunction with these brand eliminations, there is no planned investment for Pontiac, and therefore the brand will be phased out by the end of 2010. We will also be winding down the Saturn brand and dealership networks in accordance with the deferred termination agreements that Saturn dealers have signed with us. We also intend to consolidate our dealer network by reducing the total number of our U.S. dealers to approximately 3,600 to 4,000 in the long term. We anticipate that this reduction in retail outlets, core brands and dealers will result in costs savings over time, but there is no assurance that we would realize the savings expected. Based on our experience and the experiences of other companies that have eliminated brands, models and/or dealers, we believe that our market share could decline because of these reductions. In addition, executing the phase-out of retail channels and brands and the reduction in the number of our dealers will require us to terminate established business relationships. There is no assurance that we will be able to terminate all of these relationships, and if we are not able to terminate substantially all of these relationships we would not be able to achieve all of the benefits we have targeted. In December 2009 President Obama signed legislation giving dealers access to neutral arbitration should they decide to contest the wind-down of their dealership. Under the terms of the legislation we have informed dealers as to why their dealership received a wind-down agreement. In turn, dealers were given a timeframe to file for reinstatement through the American Arbitration Association. Under the law, decisions in these arbitration proceedings must generally be made by June 2010 and are binding and final. We have sent letters to over 2,000 of our dealers explaining the reasons for their wind-down agreements and over 1,100 dealers have filed for arbitration. In response to the arbitration filings we reviewed each of the dealer reinstatement claims filed with the American Arbitration Association. Our review resulted in over 600 letters of intent sent to dealers, which upon compliance by the dealer, would result in reinstatement of the dealership. We anticipate that negotiating these terminations on an individual basis through binding arbitration will require considerable time and expense and we would be required to comply with a variety of national and state franchise laws, which will limit our flexibility and increase our costs. Given the pendency of the arbitration process and the anticipated cost of negotiating terminations on an individual basis if dealers are granted reinstatement it is impossible for us to know at this point how many dealers will be in our network long-term or the cost of restructuring our dealership network.

Our business plan contemplates that we restructure our operations in various European countries, but we may not succeed in doing so, and that could have a material adverse effect on our business.

Our business plan contemplates that we restructure our operations in various European countries and we are actively working to accomplish this. We continue to work towards a restructuring of our German and certain other European operations. We are engaging in discussions with certain European governments regarding financial support for our European operations. We cannot be certain that we will be able to successfully complete any of these restructurings. In addition, restructurings, whether or not ultimately successful, can involve significant expense and disruption to the business as well as labor disruptions, which can adversely affect the business. Moreover, our decision to restructure our European operations could require us to invest significant additional funds particularly if we are unable to obtain financial support from European governments. We cannot assure you that any of our contemplated restructurings will be completed or achieve the desired results, and if we cannot successfully complete such restructurings out of court, we may seek to, or the directors of the relevant entity may be compelled to, or creditors may force us to, seek relief under applicable local bankruptcy, reorganization, insolvency or similar laws, where we may lose control over the outcome of the restructuring process due to the appointment of a local receiver, trustee or administrator (or similar official) or otherwise and which could result in a liquidation and us losing all or a substantial part of our interest in the business.

Continued limited availability of adequate financing on acceptable terms through GMAC or other sources to our customers and dealers, distributors and suppliers to enable them to continue their business relationships with us could materially adversely affect our business.

Our customers and dealers require financing to purchase a significant percentage of our global vehicle sales. Historically, GMAC has provided most of the financing for our dealers and a significant amount of financing for our customers. Due to conditions in credit markets particularly later in 2008, retail customers and dealers have experienced severe difficulty in accessing the credit markets. As a

GENERAL MOTORS COMPANY AND SUBSIDIARIES

result, the number of vehicles sold or leased declined rapidly in the second half of 2008, with lease contract volume dropping significantly by the end of 2008. This had a significant effect on Old GM vehicle sales overall, since many of its competitors have captive finance subsidiaries that were better capitalized than GMAC during 2008 and 2009 and thus were able to offer consumers subsidized financing and leasing offers.

Similarly, the reduced availability of GMAC wholesale dealer financing (particularly in the second half of 2008), the increased cost of such financing and a limited availability of other sources of dealer financing due to the general weakness of the credit market, has caused and may continue to cause dealers to modify their plans to purchase vehicles from us.

Because of recent modifications to our commercial agreements with GMAC, GMAC no longer is subject to contractual wholesale funding commitments or retail underwriting targets. Therefore, there can be no assurance that GMAC will continue to provide adequate funding at competitive rates to ensure that financing for purchases of our vehicles by our dealers and customers will be consistent with the funding levels and competitive rates that have historically been available from GMAC.

The UST (or its designee) owns a controlling interest in us and its interests may differ from those of our other stockholders.

The UST beneficially owns a majority of our common stock on a fully diluted basis. As a result of its majority stock ownership interest and its role as a significant lender to us, the UST is able to exercise significant influence and control over our business if it elects to do so. This includes the ability to have significant influence and control over matters brought for a shareholder vote. To the extent the UST elects to exercise such influence or control over us, its interests (as a government entity) may differ from those of our other stockholders and it may influence matters including:

•	The selection and tenure and compensation of our management;

•	Our business strategy and product offerings;

•	Our relationship with our employees, unions and other constituencies; and

•	Our financing activities, including the issuance of debt and equity securities.

In the future we may also become subject to new and additional laws and government regulations regarding various aspects of our business as a result of participation in the TARP program and the U.S. government’s ownership in (and financing of) our business. These regulations could make it more difficult for us to compete with other companies that are not subject to similar regulations. Refer to “Directors, Executive Officers and Corporate Governance — Stockholders Agreement” for further information.

The UST Credit Agreement and VEBA Note Agreement contain significant representations and affirmative and negative covenants that may restrict our ability and the ability of our subsidiaries to take actions management believes are important to our long-term strategy.

The UST Credit Agreement and VEBA Note Agreement contain representations and warranties, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. The affirmative covenants impose obligations on us with respect to, among other things, financial and other reporting to the UST (including periodic confirmation of compliance with certain expense policies and executive privileges and compensation requirements), use of proceeds of asset sales, maintenance of facility collateral and other property, payment of obligations, compliance with various restrictions on executive privileges and compensation and compliance with a corporate expense policy.

The negative covenants in the UST Credit Agreement generally apply to us and our U.S. subsidiaries that provided guarantees of our obligations under that agreement and restrict us with respect to, among other things, granting liens, distributions on capital stock, amendments or waivers of certain documents and entering into new indebtedness.

Compliance with the representations, warranties and affirmative and negative covenants contained in the UST Credit Agreement and VEBA Note Agreement could restrict our ability to take actions that management believes are important to our long-term

GENERAL MOTORS COMPANY AND SUBSIDIARIES

strategy. If strategic transactions we wish to undertake are prohibited or inconsistent with, or detrimental to, our long-term viability, our ability to execute our long-term strategy could be materially adversely affected. In addition, monitoring and certifying our compliance with the UST Credit Agreement and VEBA Note Agreement requires a high level of expense and management attention on a continuing basis.

Even though we have made significant modifications to our obligations to the New VEBA, we are still obligated to contribute a significant amount of cash to fund the New VEBA in the future and cumulative dividends on the Series A Preferred Stock must be paid prior to any dividends or distributions to common stockholders.

Even though we have made significant modifications to our obligations to the New VEBA, we are still required to contribute a significant amount of cash to the New VEBA over a period of years. The amounts payable to the New VEBA include: (1) dividends payable on the 260 million shares of Series A Preferred Stock issued to the New VEBA in connection with the closing of the 363 Sale, which have a liquidation preference of $25.00 per share and accrue cumulative dividends at a rate equal to 9.0% per annum (payable quarterly on March 15, June 15, September 15 and December 15) if, as and when declared by our Board of Directors (the UST and Canada Holdings hold an additional 100 million shares of Series A Preferred Stock); and (2) payments on the VEBA Notes in three equal installments of $1.4 billion on July 15, 2013, 2015 and 2017. On or after December 31, 2014, we may redeem, in whole or in part, the shares of Series A Preferred Stock at the time outstanding, at a redemption price per share equal to the sum of: (1) $25.00 per share; and (2) subject to limited exceptions, any accrued and unpaid dividends. There is no assurance that we will be able to obtain all of the necessary funding to fund our existing VEBA payment obligations on terms that will be acceptable to us. If we are unable to obtain funding from internal or external sources or some combination thereof on terms that are consistent with our business plan, we would have to delay, reduce or cancel other planned expenditures.

Our pension funding obligations may increase significantly due to weak performance of financial markets and its effect on plan assets.

Our future funding obligations for our U.S. defined benefit pension plans qualified with the IRS depends upon the future performance of assets placed in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans and any changes in government laws and regulations. Our employee benefit plans currently hold a significant amount of equity and fixed income securities. Due to Old GM’s contributions to the plans and to the strong performance of these assets during prior periods, the U.S. hourly and salaried pension plans were consistently overfunded from 2005 through 2007, which allowed Old GM to maintain a surplus without making additional contributions to the plans. However, due to significant declines in financial markets and a deterioration in the value of our plan assets, as well as the coverage of additional retirees, including certain Delphi hourly employees, we may need to make significant contributions to our U.S. pension plans in 2013 and beyond. There is no assurance that interest rates will remain constant or that our pension fund assets can earn our assumed rate of 8.5% annually, and our actual experience may be significantly more negative.

If the market values of the assets held by our pension plans decline, our pension expenses would increase and, as a result, could materially adversely affect our financial position. Decreases in interest rates that are not offset by contributions and asset returns could also increase our obligations under such plans. In addition, if local legal authorities increase the minimum funding requirements for our pension plans outside the U.S., we could be required to contribute more funds, which would negatively affect our cash flow.

Despite the formation of our new Company, we continue to have indebtedness and other obligations. Our debt obligations together with our cash needs may require us to seek additional financing, minimize capital expenditures or seek to refinance some or all of our debt.

Despite the formation of our new Company, we continue to have indebtedness and other obligations. Our current and future indebtedness and other obligations could have several important consequences. For example, it could:

•

Require us to dedicate a larger portion of our cash flow from operations than we currently do to the payment of principal and interest on our indebtedness and other obligations, which will reduce the funds available for other purposes such as product development;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Make it more difficult for us to satisfy our obligations;

•	Make us more vulnerable to adverse economic and industry conditions;

•	Limit our ability to withstand competitive pressures;

•	Limit our ability to fund working capital, capital expenditures and other general corporate purposes;

•	Make us more vulnerable to any continuing downturn in general economic conditions and adverse developments in our business; and

•	Reduce our flexibility in responding to changing business and economic conditions.

Future liquidity needs may require us to seek additional financing, or minimize capital expenditures. There is no assurance that any of these alternatives would be available to us on satisfactory terms or on terms that would not require us to renegotiate the terms and conditions of our existing debt agreements.

Our planned investment in new technology in the future is significant and may not be funded at anticipated levels, and, even if funded at anticipated levels, may not result in successful vehicle applications.

We intend to invest significant capital resources to support our products and to develop new technology. In addition, we are committed to invest heavily in alternative fuel and advanced propulsion technologies between 2010 and 2012, largely to support our planned expansion of hybrid and electric vehicles, consistent with our announced objective of being recognized as the industry leader in fuel efficiency. Moreover, if our future operations do not provide us with the liquidity we anticipate, we may be forced to reduce, delay or cancel our planned investments in new technology.

In some cases, the technologies that we plan to employ, such as hydrogen fuel cells and advanced battery technology, are not yet commercially practical and depend on significant future technological advances by us and by suppliers. For example, we have announced that we intend to produce by November 2010 the Chevrolet Volt, an electric car, which requires battery technology that has not yet proven to be commercially viable. There can be no assurance that these advances will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate or that we will be able to establish our right to these technologies. Moreover, our competitors and others are pursuing similar technologies and other competing technologies, in some cases with more money available, and there can be no assurance that they will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage.

New laws, regulations or policies of governmental organizations regarding increased fuel economy requirements and reduced greenhouse gas emissions, or changes in existing ones, may have a significant effect on how we do business.

We are affected significantly by governmental regulations that can increase costs related to the production of our vehicles and affect our product portfolio. We anticipate that the number and extent of these regulations, and the costs and changes to our product lineup to comply with them, will increase significantly in the future. In the U.S. and Europe, for example, governmental regulation is primarily driven by concerns about the environment (including greenhouse gas emissions), vehicle safety, fuel economy and energy security. These government regulatory requirements could significantly affect our plans for global product development and may result in substantial costs including civil penalties. They may also result in limits on the types of vehicles we sell and where we sell them, which can affect revenue.

CAFE provisions in the EISA mandate fuel economy standards beginning in the 2011 model year that would increase to at least 35 mpg by 2020 on a combined car and truck fleet basis, a 40% increase over current levels. In addition, California is implementing a program to regulate vehicle greenhouse gas emissions (AB 1493 Rules), and therefore will require increased fuel economy. This California program has standards currently established for the 2009 model year through the 2016 model year. Thirteen additional states and the Province of Quebec have also adopted the California greenhouse gas standards.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

On May 19, 2009 President Obama announced his intention for the federal government to implement a harmonized federal program to regulate fuel economy and greenhouse gases. He directed the EPA and the U.S. Department of Transportation (DOT) to work together to create standards through a joint rulemaking for control of emissions of greenhouse gases and for fuel economy. In the first phase, these standards would apply to passenger cars, light-duty trucks, and medium-duty passenger vehicles built in model years 2012 through 2016. The CARB has agreed that compliance with EPA’s greenhouse gas standards will be deemed compliance with the California greenhouse gas standards for the 2012 through 2016 model years. EPA and DOT issued their final rule to implement this new federal program on April 1, 2010. We have committed to work with EPA, the DOT, the states and other stakeholders in support of a strong national program to reduce oil consumption and address global climate change.

We are committed to meeting or exceeding these regulatory requirements, and our product plan of record projects compliance with the anticipated federal program through the 2016 model year. We expect that to comply with these standards we will be required to sell a significant volume of hybrid or electrically powered vehicles throughout the U.S., as well as implement new technologies for conventional internal combustion engines, all at increased cost levels. There is no assurance that we will be able to produce and sell vehicles that use such technologies at a competitive price, or that our customers will purchase such vehicles in the quantities necessary for us to comply with these regulatory programs.

In addition, the EU passed legislation in December 2008 to begin regulating vehicle carbon dioxide emissions beginning in 2012. The legislation sets a target of a fleet average of 95 grams per kilometer for 2020, with the requirements for each manufacturer based on the weight of the vehicles it sells. Additional measures have been proposed or adopted in Europe to regulate features such as tire rolling resistance, vehicle air conditioners, tire pressure monitors, gear shift indicators and others. At the national level, 16 EU Member States have adopted some form of carbon dioxide-based vehicle taxation system, which could result in specific market requirements for us to introduce technology earlier than is required for compliance with the EU emissions standards.

Other governments around the world, such as Canada, South Korea and China, are also creating new policies to address these same societal issues. As in the U.S., these government policies could significantly affect our plans for product development. Due to these regulations we could be subject to sizable civil penalties or have to restrict product offerings drastically to remain in compliance. Additionally, the regulations will result in substantial costs, which could be difficult to pass through to our customers, and could result in limits on the types of vehicles we sell and where we sell them, which could affect our operations, including facility closings, reduced employment, increased costs and loss of revenue.

We may be unable to qualify for federal funding for our advanced technology vehicle programs under Section 136 of the EISA or may not be selected to participate in the program.

The U.S. Congress provided the DOE with $25.0 billion in funding to make direct loans to eligible applicants for the costs of re-equipping, expanding, and establishing manufacturing facilities in the U.S. to produce advanced technology vehicles and components for these vehicles. Old GM submitted three applications for Section 136 Loans aggregating $10.3 billion to support its advanced technology vehicle programs prior to July 2009. Based on the findings of the President’s Designee under the U.S. Treasury Loan Agreement in March 2009, the DOE determined that Old GM did not meet the viability requirements for Section 136 Loans.

On July 10, 2009 we purchased certain assets of Old GM pursuant to Section 363 of the Bankruptcy Code, including the rights to the loan applications submitted to the Advanced Technology Vehicle Manufacturing Incentive Program (ATVMIP). Further, we submitted a fourth application in August 2009. Subsequently, the DOE advised us to resubmit a consolidated application including all the four applications submitted earlier and also the Electric Power Steering project acquired from Delphi in October 2009. We submitted the consolidated application in October 2009, which requested an aggregate amount of $14.4 billion of Section 136 Loans. Ongoing product portfolio updates and project modifications requested from the DOE have the potential to reduce the maximum loan amount. To date, the DOE has announced that it would provide approximately $8.3 billion in Section 136 Loans to Ford Motor Company, Nissan Motor Company, Tesla Motors, Inc., Fisker Automotive, Inc., and Tenneco Inc. There can be no assurance that we will qualify for any remaining loans or receive any such loans even if we qualify.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

A significant amount of our operations are conducted by joint ventures that we cannot operate solely for our benefit.

Many of our operations, particularly in emerging markets, are carried on by joint ventures such as Shanghai GM. In joint ventures we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be materially adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.

Shortages of and volatility in the price of oil have caused and may continue to cause diminished profitability due to shifts in consumer vehicle demand.

Volatile oil prices in 2008 and 2009 contributed to weaker demand for some of Old GM’s and our higher margin vehicles, especially our fullsize sport utility vehicles, as consumer demand shifted to smaller, more fuel-efficient vehicles, which provide lower profit margins and in recent years represented a smaller proportion of Old GM’s and our sales volume in North America. Fullsize pick-up trucks, which are generally less fuel efficient than smaller vehicles, represented a higher percentage of Old GM’s and our North American sales during 2008 and 2009 compared to the total industry average percentage of fullsize pick-up truck sales in those periods. Demand for traditional sport utility vehicles and vans also declined during the same periods. Any future increases in the price of oil in the U.S. or in our other markets or any sustained shortage of oil could further weaken the demand for such vehicles, which could reduce our market share in affected markets, decrease profitability and have a material adverse effect on our business.

We could be materially adversely affected by changes or imbalances in foreign currency exchange and other rates.

Because we sell products and buy materials globally over a significant period of time, we are exposed to risks related to the effects of changes in foreign currency exchange rates, commodity prices and interest rates, which can have material adverse effects on our business. In recent years, the relative weakness of certain currencies, including the Japanese Yen, has provided competitive advantages to certain of our competitors. While in recent months the Japanese Yen has strengthened significantly, its weakness in recent years has provided pricing advantages for vehicles and parts imported from Japan to markets with more robust currencies like the U.S. and Western Europe. Moreover, the relative strength of other currencies has negatively affected our business. For example, before the current financial crisis, the relative weakness of the British Pound compared to the Euro has had an adverse effect on our results of operations in Europe. In addition, in preparing our consolidated financial statements we translate our revenues and expenses outside the U.S. into U.S. Dollars using the average foreign currency exchange rate for the period and the assets and liabilities using the foreign currency exchange rate at the balance sheet date. As a result, foreign currency fluctuations and the associated translations could have a material adverse effect on our results of operation.

Our businesses outside the U.S. expose us to additional risks that may materially adversely affect our business.

The majority of our vehicle sales are generated outside the U.S. We are pursuing growth opportunities for our business in a variety of business environments outside the U.S. Operating in a large number of different regions and countries exposes us to political, economic and other risks as well as multiple foreign regulatory requirements that are subject to change, including:

•	Foreign regulations restricting our ability to sell our products in those countries;

•	Differing local product preferences and product requirements, including fuel economy, vehicle emissions and safety;

•	Differing labor regulations and union relationships;

•	Consequences from changes in tax laws;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Difficulties in obtaining financing in foreign countries for local operations; and

•	Political and economic instability, natural calamities, war, and terrorism.

The effects of these risks may, individually or in the aggregate, materially adversely affect our business.

New laws, regulations or policies of governmental organizations regarding safety standards, or changes in existing ones, may have a significant negative effect on how we do business.

Our products must satisfy legal safety requirements. Meeting or exceeding government-mandated safety standards is difficult and costly, because crashworthiness standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. While we are managing our product development and production operations on a global basis to reduce costs and lead times, unique national or regional standards or vehicle rating programs can result in additional costs for product development, testing and manufacturing. Governments often require the implementation of new requirements during the middle of a product cycle, which can be substantially more expensive than accommodating these requirements during the design of a new product.

The costs and effect on our reputation of product recalls could materially adversely affect our business.

From time to time, we recall our products to address performance, compliance or safety-related issues. The costs we incur in connection with these recalls typically include the cost of the part being replaced and labor to remove and replace the defective part. In addition, product recalls can harm our reputation and cause us to lose customers, particularly if those recalls cause consumers to question the safety or reliability of our products. Any costs incurred or lost sales caused by future product recalls could materially adversely affect our business. Conversely, not issuing a recall or not issuing a recall on a timely basis can harm our reputation and cause us to lose customers for the same reasons as expressed above.

We have determined that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.

As discussed in Item 9A, “Controls and Procedures”, our management team for financial reporting, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. At December 31, 2009, because of the inability to sufficiently test the effectiveness of remediated internal controls, they concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective. Until we have been able to test the operating effectiveness of remediated internal controls, and ensure the effectiveness of our disclosure controls and procedures, it may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements of the Company’s various financing agreements.

*  *  *  *  *  *  *

Item 1B. Unresolved Staff Comments

None

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Properties

Other than dealerships, at December 31, 2009 we had 121 locations in 27 states and 95 cities or towns in the United States. Of these locations, 41 are manufacturing facilities, of which 11 are engaged in the final assembly of our cars and trucks and other manufacture automotive components and power products. Of the remaining locations, 27 are service parts operations primarily responsible for distribution and warehouse functions, and the remainder are offices or facilities primarily involved in engineering and testing vehicles. In addition, we have 17 locations in Canada, and assembly, manufacturing, distribution, office or warehousing operations in 56 other countries, including equity interests in associated companies which perform assembly, manufacturing or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in:

• Argentina	• Colombia	• Kenya	• South Korea	• Venezuela
• Australia	• Ecuador	• Mexico	• Spain	• Vietnam
• Belgium	• Egypt	• Poland	• Thailand
• Brazil	• Germany	• Russia	• United Kingdom
• China	• India	• South Africa	• Uzbekistan

We, our subsidiaries, or associated companies in which we own an equity interest, own most of the above facilities. Leased properties primarily comprised of warehouses and administration, engineering and sales offices. The leases for warehouses generally provide for an initial period of five to 10 years, based upon prevailing market conditions and may contain renewal options. Leases for administrative offices are generally for shorter periods.

Our properties include facilities which, in our opinion, are suitable and adequate for the manufacture, assembly and distribution of our products.

*  *  *  *  *  *  *

Item 3. Legal Proceedings

The following section summarizes material pending legal proceedings to which the Company is a party, other than ordinary routine litigation incidental to the business. We and the other defendants affiliated with us intend to defend all of the following actions vigorously.

Canadian Export Antitrust Class Actions

Approximately eighty purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001, have been filed in various state and federal courts against General Motors Corporation, GMCL, Ford Motor Company, Chrysler, LLC, Toyota Motor Corporation, Honda Motor Co., Ltd., Nissan Motor Company, Limited, and Bavarian Motor Works and their Canadian affiliates, the National Automobile Dealers Association, and the Canadian Automobile Dealers Association. The federal court actions have been consolidated for coordinated pretrial proceedings under the caption In re New Market Vehicle Canadian Export Antitrust Litigation Cases in the U.S. District Court for the District of Maine, and the more than 30 California cases have been consolidated in the California Superior Court in San Francisco County under the case captions Belch v. Toyota Corporation, et al. and Bell v. General Motors Corporation. Old GM’s liability in these matters was not assumed by General Motors Company as part of the 363 Sale. GMCL was not part of Old GM’s bankruptcy proceeding and potentially remains liable in all matters. In the California state court cases, oral arguments on the plaintiffs’ motion for class certification and defendants’ motion in limine were heard on April 21, 2009. The court ruled that it would certify a class. Defendants written appeal to the appropriate California court was denied. Defendants are preparing other substantive motions for summary judgment.

The nearly identical complaints alleged that the defendant manufacturers, aided by the association defendants, conspired among themselves and with their dealers to prevent the sale to U.S. citizens of vehicles produced for the Canadian market and sold by dealers in Canada. The complaints alleged that new vehicle prices in Canada are 10% to 30% lower than those in the United States, and that

GENERAL MOTORS COMPANY AND SUBSIDIARIES

preventing the sale of these vehicles to U.S. citizens resulted in the payment of higher than competitive prices by U.S. consumers. The complaints, as amended, sought injunctive relief under U.S. antitrust law and treble damages under U.S. and state antitrust laws, but did not specify damages. The complaints further alleged unjust enrichment and violations of state unfair trade practices act. On March 5, 2004, the U.S. District Court for the District of Maine issued a decision holding that the purported indirect purchaser classes failed to state a claim for damages under federal antitrust law but allowed a separate claim seeking to enjoin future alleged violations to continue. The U.S. District Court for the District of Maine on March 10, 2006 certified a nationwide class of buyers and lessees under Federal Rule 23(b)(2) solely for injunctive relief, and on March 21, 2007 stated that it would certify 20 separate statewide class actions for damages under various state law theories under Federal Rule 23(b)(3), covering the period from January 1, 2001 to April 30, 2003. On October 3, 2007, the U.S. Court of Appeals for the First Circuit heard oral arguments on Old GM’s consolidated appeal of the both class certification orders.

On March 28, 2008, the U.S. Court of Appeals for the First Circuit reversed the certification of the injunctive class and ordered dismissal of the injunctive claim. The U.S. Court of Appeals for the First Circuit also vacated the certification of the damages class and remanded to the U.S. District Court for the District of Maine for determination of several issues concerning federal jurisdiction and, if such jurisdiction still exists, for reconsideration of that class certification on a more complete record. On remand, plaintiffs again moved to certify a damages class, and defendants again moved for summary judgment and to strike plaintiffs’ economic expert. On July 2, 2009, the court granted one of defendants’ summary judgment motions. Plaintiffs did not appeal. As a result, the only issues remaining in the federal actions relate to disposition of the funds paid by Toyota in a settlement years ago.

American Export Antitrust Class Actions

On September 25, 2007, a claim was filed in the Ontario Superior Court of Justice against GMCL and Old GM on behalf of a purported class of actual and intended purchasers of vehicles in Canada claiming that a similar alleged conspiracy was now preventing lower-cost U.S. vehicles from being sold to Canadians. The Plaintiffs have delivered their certification materials. An order staying claims against MLC was granted in November 2009. A certification hearing has not yet been scheduled. No determination has been made that the case may be maintained as a class action, and it is not possible to determine the likelihood of liability or reasonably ascertain the amount of any damages.

Canadian Dealer Class Action

On January 21, 2010, a claim was filed in the Ontario Superior Court of Justice against GMCL for damages on behalf of a purported class of 215 Canadian General Motors dealers which entered into wind-down agreements with GMCL in May 2009. GMCL offered the Plaintiff dealers the wind-down agreements to assist the Plaintiffs’ exit from the GMCL Canadian dealer network upon the expiration of their GM Dealer Sales and Service Agreements (DSSAs) on October 31, 2010, and to assist the Plaintiffs in winding down their dealer operations in an orderly fashion. The Plaintiff dealers allege that the DSSAs have been wrongly terminated by GMCL and that GMCL failed to comply with franchise disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the dealers’ statutory right to associate in an attempt to coerce the class member dealers into accepting the wind-down agreements. The Plaintiff dealers claim that the wind-down agreements are void. GMCL is vigorously defending the claims. A certification hearing has not yet been scheduled. No determination has been made that the case may be maintained as a class action, and it is not possible to determine the likelihood of liability or reasonably ascertain the amount of any damages.

Delphi Salaried Pension Plan Claim

On November 12, 2009, we were served with an Amended Complaint in a previously pending case in the United States District Court for the Eastern District of Michigan captioned Dennis Black, Charles Cunningham, Kenneth Hollis and the Delphi Salaried Retiree Association v. The Pension Benefit Guaranty Corporation, the US Treasury Departments, The Presidential Task Force on the Auto Industry, Timothy Geithner, Steve Rattner, Ron Bloom and General Motors Company. The case, brought on behalf of participants in the salaried pension plan formerly offered by Delphi, challenges the complex series of events which led to the termination of the Delphi salaried pension plan and its assumption by the Pension Benefit Guaranty Corporation with a significant reduction in benefits, and the allegedly more favorable outcome for unionized employees and retirees participating in other Delphi plans. With respect to us, the Amended Complaint asserts that by reason of the United States Treasury’s substantial equity interest in

GENERAL MOTORS COMPANY AND SUBSIDIARIES

the company, we are a government actor and that our actions and those of the other defendants constituted a violation of plaintiff’s constitutional rights because of the difference in outcome for participants in the Delphi salaried and hourly pension plans respectively. Plaintiffs ask that the court order us to “top up” Delphi salaried plan consistent with its contributions to Delphi’s union plan under other agreements or to require us to distribute funds allocated for Delphi pension plans equally between hourly and salaried plans. Plaintiffs ask the court to order the United States Treasury and other defendants to require us to take such actions, providing loan assistance if necessary. The Amended Complaint also seeks compensatory and punitive damages from defendants other than us and costs and attorneys fees from all defendants. On February 25, 2010, the Bankruptcy Court in the Delphi bankruptcy proceeding granted our motion to enforce the Delphi plan of reorganization as approved by that Court and to enforce its injunction against lawsuits contrary to provisions of that plan, which includes a release with respect to any liability we may have regarding plaintiffs’ claims. The Court has ordered plaintiffs to dismiss their claims against us in the Eastern District of Michigan. Such dismissal, however, would be without prejudice to plaintiffs’ ability to petition the Bankruptcy Court to set aside its injunction based upon new evidence that we had willfully violated plaintiffs’ constitutional rights. Indications are that plaintiffs will appeal the Bankruptcy Court order. In the meantime, plaintiffs have filed a motion to dismiss their case against us in the Eastern District of Michigan.

OnStar Analog Equipment Litigation

Our wholly-owned subsidiary OnStar Corporation is a party to more than 20 putative class actions filed in various states, including Michigan, Ohio, New Jersey, Pennsylvania and California. All of these cases have been consolidated for pretrial purposes in a multi-district proceeding under the caption In re OnStar Contract Litigation in the U.S. District Court for the Eastern District of Michigan. The litigation arises out of the discontinuation by OnStar of services to vehicles equipped with analog hardware. OnStar was unable to provide services to such vehicles because the cellular carriers which provide communication service to OnStar terminated analog service beginning in February 2008. In the various cases, the plaintiffs are seeking certification of nationwide or statewide classes of owners of vehicles currently equipped with analog equipment, alleging various breaches of contract, misrepresentation and unfair trade practices. This proceeding has not reached the class certification motion stage, though class discovery is nearly complete. No determination has been made as to whether class certification motions are appropriate, and it is not possible at this time to determine whether class certification or liability is probable as to OnStar or to reasonably ascertain the amount of any liability.

Patent Infringement Litigation

On July 10, 2009, Kruse Technology Partnership v. General Motors Company was filed in the U.S. District Court for the Central District of California. In Kruse, the plaintiff alleges that we infringed three U.S. patents related to “Internal Combustion Engine with Limited Temperature Cycle” by making and selling diesel engines. The plaintiff has not made a claim specifying damages in this case. However, in a similar case filed against Old GM in December 2008, plaintiff asserted that its royalty damages would be significantly more than $100 million. In April 2009, the plaintiff filed a separate patent infringement action against DMAX, Inc., then a joint venture between Isuzu Diesel Services of America, Inc. and Old GM, and which is now a joint venture between Isuzu Diesel Services of America, Inc. and General Motors LLC, our subsidiary. DMAX manufactures and assembles mechanical and other components of Duramax diesel engines for sale to us. The plaintiff asserted that its royalty damages claim against DMAX, Inc. would exceed $100 million and requests an injunction in both the case against DMAX and the case against General Motors LLC. We are defending Kruse on several grounds, including non-infringement and invalidity of the patents.

Unintended Acceleration Class Actions

We have been named as a co-defendant in two of the many class action lawsuits brought against Toyota arising from Toyota’s recall of certain vehicles related to reports of unintended acceleration. The two cases are Nimishabahen Patel v. Toyota Motors North America, Inc. et al (filed in the United States District Court for the District of Connecticut on February 9, 2010) and Darshak Shah v. Toyota Motors North America, Inc. et al (filed in the United States District court for the District of Massachusetts on or about February 16, 2010). The 2009 and 2010 model year Pontiac Vibe, which was manufactured by a joint venture between Toyota and Old GM, included components that were common with those addressed by the Toyota recall and were accordingly the subject of a parallel recall by us. Each case makes allegations regarding Toyota’s conduct related to the condition addressed by the recall and asserts breaches of implied and express warranty, unjust enrichment and violation of consumer protection statutes and seeks actual damages, multiple damages, attorneys fees, costs and injunctive relief on behalf of classes of vehicle owners which include owners of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

2009 and 2010 model year Pontiac Vibes. The cases are in their earliest stage, with no determination that class treatment is appropriate. Although a comprehensive assessment of the cases is not possible at this time, we believe that, with respect to the overwhelming majority of Pontiac vehicles addressed by the two cases, the claims asserted are barred by the Sale Approval Order entered by the United States Bankruptcy Court for the Southern District of New York on July 5, 2009.

UAW VEBA Contribution Claim

On April 6, 2010, the UAW filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached our obligation to contribute $450 million to the New VEBA. The UAW alleges that we were required to make this contribution pursuant to the UAW-Delphi-GM Memorandum of Understanding Delphi Restructuring dated June 22, 2007. The UAW is seeking payment of $450 million. We have not been served in this matter.

*  *  *  *  *  *  *

Environmental Matters

Carbon Dioxide Emission Standard Litigation

In a number of cases, we and the Alliance of Automobile Manufacturers, the Association of International Automobile Manufacturers, Chrysler, and various automobile dealers brought suit for declaratory and injunctive relief from state legislation imposing stringent controls on new motor vehicle CO2 emissions. These cases argue that such state regulation of CO2 emissions is tantamount to state regulation of fuel economy and is preempted by two federal statutes, the Energy Policy and Conservation Act (EPCA) and the Clean Air Act. California adopted such standards pursuant to its AB 1493 legislation. The California standards have been adopted by 13 other states.

The cases were brought against: (1) CARB on December 7, 2004, in the U.S. District Court for the Eastern District of California (Fresno Division); (2) the Vermont Agency of Natural Resources and the Vermont Department of Environmental Conservation on November 18, 2005, in the U.S. District Court for the District of Vermont; and (3) the Rhode Island Department of Environmental Management on February 13, 2006, in the U.S. District Court for the District of Rhode Island. The cases in Vermont and California were decided at the district court level in 2007. In both cases, the trial courts dismissed the EPCA claims, but the California district court enjoined enforcement of the CO2 standards under the Clean Air Act unless the U.S. Environmental Protection Agency (EPA) approved them under the Clean Air Act. In March 2008, the EPA disapproved the California CO2 standards. By that time, appeals of the adverse decisions under EPCA were being initiated in California (Ninth Circuit) and Vermont (Second Circuit). The EPA’s action and the California district court’s injunction effectively halted implementation of the CO2 standards in each State that had adopted them.

In January 2009, President Obama directed the EPA to reconsider its disapproval of the California CO2 standards, and to consider adoption of a national approach to the regulation of vehicle CO2 emissions that would eliminate any environmental justification for separate state CO2 standards. The EPA granted approval of the current California CO2 standards in June 2009, pursuant to President Obama’s instruction. In May 2009, we and most of the automotive industry agreed to this “National Standard” approach and, as part of that agreement, to discontinue litigation against the state standards if California and other states agreed to treat compliance with any new federal CO2 standards as compliance with their separate state standards. Under that agreement, on April 1, 2010 California completed rulemaking to revise its CO2 standards, and the EPA and the National Highway Traffic Safety Administration (NHTSA) completed rulemaking to establish coordinated vehicle CO2 emissions and fuel economy standards. The parties have reached agreement on the terms for dismissal of all pending litigation against the state standards, in which we are involved, and we expect that dismissal motions will be filed soon. The litigation had been stayed pending finalization of the California and federal rulemaking.

*  *  *  *  *  *  *

Item 4. Reserved

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On April 7, 2010, we filed a Form 10 with the SEC and, pursuant to Section 12(g) of the Exchange Act, registered our common stock. Our common stock is not traded on any exchange or other interdealer electronic trading facility and there is no established public trading market for our common stock.

Holders

We have a total of 500 million issued and outstanding shares of common stock which are held by four stockholders of record and a total of 106 million shares of common stock for which warrants are initially exercisable by two stockholders of record.

Dividends

Since our formation, we have not paid any dividends on our common stock. We have no current plans to pay any dividends on our common stock. So long as any share of our Series A Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our Series A Preferred Stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. In addition, the UST Credit Agreement and the VEBA Note Agreement contain certain restrictions on our ability to pay dividends, other than dividends payable solely in shares of our common stock.

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

Equity Compensation Plan Information

The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 29 to the consolidated financial statements.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in millions)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (a)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (b)
Equity compensation plans approved by security holders General Motors Company 2009 Long-Term Incentive Plan and Salary Stock Plan (c)	0.3	$—	9.7

(a)	The awards under the General Motors Company 2009 Long-Term Incentive Plan and Salary Stock Plan are restricted stock units. The restricted stock units do not have an exercise price, and the awards will be payable in cash if settled prior to six months after completion of an initial public offering of our equity.

(b)	Excludes securities reflected in the first column, “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(c)	At December 31, 2009 all of our equity compensation plans were approved by security holders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Recent Sales of Unregistered Securities

Holding Company Merger

In October 2009 in connection with a merger effected pursuant to an Agreement and Plan of Merger, dated as of October 15, 2009 by and among us, the previous GM Company and GM Merger Subsidiary Inc., a Delaware corporation and indirect wholly-owned subsidiary of the previous GM Company, we issued new securities. These new securities were issued solely in exchange for the corresponding securities of the previous GM Company. These new securities have the same economic terms and provisions as the corresponding previous GM Company securities and upon completion of the merger were held by our securityholders in the same class evidencing the same proportional interest in us as the securityholders held in the previous GM Company.

Common Stock

•	Issued 304 million shares to the UST;

•	Issued 58 million shares to Canada Holdings;

•	Issued 88 million shares to the New VEBA; and

•	Issued 50 million shares to MLC.

Series A Preferred Stock

•	Issued 84 million shares to the UST;

•	Issued 16 million shares to Canada Holdings; and

•	Issued 260 million shares to the New VEBA.

The shares of Series A Preferred Stock have a liquidation preference of $25.00 per share and accrue cumulative dividends at a rate equal to 9.0% per annum (payable quarterly on March 15, June 15, September 15 and December 15) if, as and when declared by our Board of Directors. So long as any share of the Series A Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on the Series A Preferred Stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. On or after December 31, 2014, we may redeem, in whole or in part, the shares of Series A Preferred Stock at the time outstanding, at a redemption price per share equal to $25.00 per share plus any accrued and unpaid dividends, subject to limited exceptions.

Warrants

•	Issued warrants to MLC to acquire 45.5 million shares of our common stock, exercisable at any time prior to July 10, 2016, with an exercise price of $30.00 per share;

•	Issued warrants to MLC to acquire 45.5 million shares of our common stock, exercisable at any time prior to July 10, 2019, with an exercise price of $55.00 per share; and

•	Issued warrants to the New VEBA to acquire 15.2 million shares of our common stock, exercisable at any time prior to December 31, 2015, with an exercise price set at $126.92 per share.

The number of shares of our common stock underlying each of the warrants issued to MLC and the New VEBA and the per share exercise price are subject to adjustment as a result of certain events, including stock splits, reverse stock splits and stock dividends.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

363 Sale

The foregoing securities were issued to the UST, Canada Holdings, the New VEBA and MLC solely in exchange for the corresponding securities of the previous GM Company in connection with the merger. The consideration originally paid for the securities of the previous GM Company with respect to each of the UST, Canada Holdings, the New VEBA and MLC in connection with the formation of the previous GM Company and the 363 Sale on July 10, 2009 was as follows:

UST

•	The UST’s existing credit agreement with Old GM;

•	The UST’s portion of Old GM’s DIP Facility (other than debt we assumed or MLC’s wind-down facility) and all of the rights and obligations as lender thereunder;

•	The warrants Old GM previously issued to the UST; and

•	Any additional amounts the UST loaned to Old GM prior to the closing of the 363 Sale with respect to each of the foregoing UST credit facilities.

Canada Holdings

•	Certain existing loans made to GMCL;

•	Canada Holding’s portion of the DIP Facility (other than debt we assumed or MLC’s wind-down facility); and

•	The loans made to us under the existing loan agreement between GMCL and EDC immediately following the closing of the 363 Sale.

New VEBA

•	The compromise of certain claims against MLC existing under the 2008 UAW Settlement Agreement.

MLC

•	The assets acquired by us pursuant to the Purchase Agreement, offset by the liabilities we assumed pursuant to the Purchase Agreement.

Refer to Note 2 to the consolidated financial statements for a discussion of the Chapter 11 Proceedings and the 363 Sale.

Securities Act Exemption

The securities of the previous GM Company, and our securities issued in replacement thereof in the merger, were issued pursuant to an exemption provided by Section 4(2) under the Securities Act.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Selected Financial Data

(Dollars in millions except per share amounts)

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009 (a)	January 1, 2009 Through July 9, 2009	Years Ended December 31,
			2008	2007	2006	2005
Total net sales and revenue (b)	$57,474	$47,115	$148,979	$179,984	$204,467	$192,143

Reorganization gains, net (c)	$—	$128,155	$—	$—	$—	$—

Income (loss) from continuing operations (c)(d)	$(3,786)	$109,003	$(31,051)	$(42,685)	$(2,155)	$(10,625)
Income from discontinued operations, net of tax (e)	—	—	—	256	445	313
Gain on sale of discontinued operations, net of tax (e)	—	—	—	4,293	—	—
Cumulative effect of a change in accounting principle (f)	—	—	—	—	—	(109)

Net income (loss) (c)	(3,786)	109,003	(31,051)	(38,136)	(1,710)	(10,421)
Less: Net (income) loss attributable to noncontrolling interests	(511)	115	108	(406)	(324)	(48)
Less: Cumulative dividends on preferred stock	(131)	—	—	—	—	—

Net income (loss) attributable to common stockholders (c)	$(4,428)	$109,118	$(30,943)	$(38,542)	$(2,034)	$(10,469)

GM $0.01 par value common stock and Old GM $1-2/3 par value common stock
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to common stockholders before cumulative effect of change in accounting principle	$(10.73)	$178.63	$(53.47)	$(76.16)	$(4.39)	$(18.87)
Income from discontinued operations attributable to common stockholders (e)	—	—	—	8.04	0.79	0.55
Loss from cumulative effect of a change in accounting principle attributable to common stockholders (f)	—	—	—	—	—	(0.19)

Net income (loss) attributable to common stockholders	$(10.73)	$178.63	$(53.47)	$(68.12)	$(3.60)	$(18.51)

Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to common stockholders before cumulative effect of change in accounting principle	$(10.73)	$178.55	$(53.47)	$(76.16)	$(4.39)	$(18.87)
Income from discontinued operations attributable to common stockholders (e)	—	—	—	8.04	0.79	0.55
Loss from cumulative effect of a change in accounting principle attributable to common stockholders (f)	—	—	—	—	—	(0.19)

Net income (loss) attributable to common stockholders	$(10.73)	$178.55	$(53.47)	$(68.12)	$(3.60)	$(18.51)

Cash dividends per common share	$—	$—	$0.50	$1.00	$1.00	$2.00
Total assets (b)(d)(g)	$136,295	$104,575	$91,039	$148,846	$185,995	$473,938
Notes and loans payable (b)(h)	$15,783	$48,394	$45,938	$43,578	$47,476	$286,943
Equity (deficit) (d)(f)(i)(j)	$21,957	$(109,128)	$(85,076)	$(35,152)	$(4,076)	$15,931

(a)	At July 10, 2009 we applied fresh-start reporting following the guidance in ASC 852, “Reorganizations.” The consolidated financial statements for the periods ended on or before July 9, 2009 do not include the effect of any changes in the fair value of assets or liabilities as a result of the application of fresh-start reporting. Therefore, our financial information at and for the period July 10, 2009 through December 31, 2009 is not comparable to Old GM’s financial information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(b)	In November 2006 Old GM sold a 51% controlling ownership interest in GMAC, resulting in a significant decrease in total consolidated net sales and revenue, assets and notes and loans payable.

(c)	In the period January 1, 2009 through July 9, 2009 Old GM recorded Reorganization gains, net of $128.2 billion directly associated with the Chapter 11 Proceedings, the 363 Sale and the application of fresh-start reporting. Refer to Note 2 to the consolidated financial statements for additional detail.

(d)	In September 2007 Old GM recorded full valuation allowances of $39.0 billion against net deferred tax assets in Canada, Germany and the United States.

(e)	In August 2007 Old GM completed the sale of the commercial and military operations of its Allison business. The results of operations, cash flows and the 2007 gain on sale of Allison have been reported as discontinued operations for all periods presented.

(f)	In December 2005 Old GM recorded an asset retirement obligation of $181 million, which was $109 million net of related income tax effects.

(g)	In December 2006 Old GM recorded the funded status of its benefit plans on the consolidated balance sheet with an offsetting adjustment to Accumulated other comprehensive loss of $16.9 billion in accordance with the adoption of new provisions of ASC 715, “Compensation — Retirement Benefits.”

(h)	In December 2008 Old GM entered into the UST Loan Agreement, pursuant to which the UST agreed to provide a $13.4 billion UST Loan Facility. In December 2008 Old GM borrowed $4.0 billion under the UST Loan Facility.

(i)	In January 2007 Old GM recorded a decrease to Retained earnings of $425 million and a decrease of $1.2 billion to Accumulated other comprehensive loss in accordance with the early adoption of the measurement provisions of ASC 715, “Compensation — Retirement Benefits.”

(j)	In January 2007 Old GM recorded an increase to Retained earnings of $137 million with a corresponding decrease to its liability for uncertain tax positions.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Motors Company

General Motors Company was formed by the UST in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation in the 363 Sale on July 10, 2009 and changed its name to General Motors Company. General Motors Corporation is sometimes referred to in this 2009 10-K, for the periods on or before July 9, 2009, as “Old GM.” Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to the agreement with the SEC Staff, the accompanying consolidated financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes. On July 10, 2009 in connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Corporation (MLC). MLC continues to exist as a distinct legal entity for the sole purpose of liquidating its remaining assets and liabilities.

We are engaged primarily in the worldwide development, production and marketing of cars, trucks, and parts. We also own a 16.6% equity interest in GMAC, which is accounted for as a cost method investment because we cannot exercise significant influence over GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, and automobile service contracts.

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying consolidated financial statements.

We analyze the results of our business through our three segments, namely GMNA, GME, and GMIO.

Consistent with industry practice, market share information includes estimates of industry sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

Use of Estimates in the Preparation of the Financial Statements

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

OVERVIEW

Chapter 11 Proceedings and the 363 Sale

Background

Over time as Old GM’s market share declined in North America, Old GM needed to continually restructure its business operations to reduce cost and excess capacity. In addition, legacy labor costs and obligations and capacity in its dealer network made Old GM less competitive than new entrants into the U.S. market. These factors continue to strain on Old GM’s liquidity. In 2005 Old GM incurred significant losses from operations and from restructuring activities such as providing support to Delphi and other efforts intended to reduce operating costs. Old GM managed its liquidity during this time through a series of cost reduction initiatives, capital markets transactions and sales of assets. However, the global credit market crisis had a dramatic effect on Old GM and the automotive industry. In the second half of 2008, the increased turmoil in the mortgage and overall credit markets (particularly the lack of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

financing for buyers or lessees of vehicles), the continued reductions in U.S. housing values, the volatility in the price of oil, recessions in the United States and Western Europe and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment. The ability to execute capital markets transactions or sales of assets was extremely limited, vehicle sales in North America and Western Europe contracted severely, and the pace of vehicle sales in the rest of the world slowed. Old GM’s liquidity position, as well as its operating performance, were negatively affected by these economic and industry conditions and by other financial and business factors, many of which were beyond its control.

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

In December 2008 Old GM requested and received financial assistance from the U.S. government and entered into the UST Loan Agreement. In early 2009 Old GM’s business results and liquidity continued to deteriorate, and, as a result, Old GM obtained additional funding from the UST under the UST Loan Agreement. Old GM also received funding from EDC, a corporation wholly-owned by the government of Canada, under a loan and security agreement entered into in April 2009 (EDC Loan Facility).

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Application of work rules for U.S. employees in a manner that is competitive with the work rules for employees of transplant automakers.

VEBA Modifications

•

Modification of its retiree healthcare obligations arising under the 2008 UAW Settlement Agreement under which responsibility for providing healthcare for UAW retirees, their spouses and dependents would permanently shift from Old GM to the New Plan funded by the New VEBA, such that payment or contribution of not less than one-half of the value of each future payment was to be made in the form of Old GM common stock, subject to certain limitations.

The UST Loan Agreement provided that if, by March 31, 2009 or a later date (not to exceed 30 days after March 31, 2009) as determined by the President’s Designee (Certification Deadline), the President’s Designee had not certified that Old GM had taken all steps necessary to achieve and sustain its long-term viability, international competitiveness and energy efficiency in accordance with the Viability Plan, then the loans and other obligations under the UST Loan Agreement were to become due and payable on the thirtieth day after the Certification Deadline.

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

Old GM made further modifications to its Viability Plan in an attempt to satisfy the President’s Designee’s requirement that it undertake a substantially more accelerated and aggressive restructuring plan (Revised Viability Plan). The following is a summary of significant cost reduction and restructuring actions contemplated by the Revised Viability Plan, the most significant of which included reducing Old GM’s indebtedness and VEBA obligations:

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Old GM had previously announced that it would reduce salaried employment levels on a global basis by 10,000 during 2009 and had instituted several programs to effect reductions in salaried employment levels. Old GM had also negotiated a revised labor agreement with the CAW to reduce its hourly labor costs to approximately the level paid to the transplant automakers; however, such agreement was contingent upon receiving longer term financial support for its Canadian operations from the Canadian federal and Ontario provincial governments.

Chapter 11 Proceedings

Old GM was not able to complete the cost reduction and restructuring actions in its Revised Viability Plan, including the debt reductions and VEBA modifications, which resulted in extreme liquidity constraints. As a result, on June 1, 2009 Old GM and certain of its direct and indirect subsidiaries entered into the Chapter 11 Proceedings.

In connection with the Chapter 11 Proceedings, Old GM entered into a secured superpriority debtor-in-possession credit agreement with the UST and EDC (DIP Facility) and received additional funding commitments from EDC to support Old GM’s Canadian operations.

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

363 Sale

On July 10, 2009 we completed the acquisition of substantially all of the assets and assumed certain liabilities of Old GM and certain of its direct and indirect subsidiaries (collectively, the Sellers). The 363 Sale was consummated in accordance with the Purchase Agreement between us and the Sellers, and pursuant to the Bankruptcy Court’s sale order dated July 5, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Under the Purchase Agreement, we are obligated to issue the Adjustment Shares in the event that allowed general unsecured claims against MLC, as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum Adjustment Shares equate to 2% (or 10 million shares) of our common stock. The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum number of Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. We determined that it is probable that general unsecured claims allowed against MLC will ultimately exceed $35.0 billion by at least $2.0 billion. In that circumstance, we would be required to issue 2.9 million Adjustment Shares to MLC as an adjustment to the purchase price. At July 10, 2009 we accrued $113 million in Other liabilities and deferred income taxes related to this contingent obligation.

Agreements with the UST, UAW Retiree Medical Benefits Trust and Export Development Canada

On July 10, 2009 we entered into the UST Credit Agreement and assumed the UST Loans of $7.1 billion. Immediately after entering into the UST Credit Agreement, we made a partial prepayment, reducing the UST Loans principal balance to $6.7 billion. We also entered into the VEBA Note Agreement and issued a note in the principal amount of $2.5 billion (VEBA Notes) to the New VEBA. Through our wholly-owned subsidiary General Motors of Canada Limited (GMCL), we also entered into the amended and restated Canadian Loan Agreement with EDC, as a result of which GMCL has the Canadian Loan of CAD $1.5 billion (equivalent to $1.3 billion when entered into).

Refer to Note 18 for additional information on the UST Loans, VEBA Notes and the Canadian Loan.

Issuance of Common Stock, Preferred Stock and Warrants

On July 10, 2009 we issued the following securities to the UST, Canada Holdings, the New VEBA and MLC:

UST

•	304.1 million shares of our common stock;

•	83.9 million shares of our Series A Fixed Rate Cumulative Perpetual Preferred Stock (Series A Preferred Stock);

Canada Holdings

•	58.4 million shares of our common stock;

•	16.1 million shares of Series A Preferred Stock;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The Series A Preferred Stock is classified as temporary equity because one of the holders, the UST, controls our Board of Directors and could compel us to call the Preferred Stock for redemption in 2014. We are not accreting the Preferred Stock to its redemption amount of $9.0 billion because we believe it is not probable that the UST will control our Board of Directors in 2014.

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

Additional Modifications to Pension and Other Postretirement Plans Contingent upon the Emergence from Bankruptcy

We also modified the U.S. hourly pension plan, the U.S. executive retirement plan, the U.S. salaried life plan, the non-UAW hourly retiree medical plan and the U.S. hourly life plan. These modifications became effective upon the completion of the 363 Sale. The key modifications were:

•	Elimination of the post 65 benefits and placing a cap on pre 65 benefits in the non-UAW hourly retiree medical plan;

•	Capping the life benefit for non-UAW retirees and future retirees at $10,000 in the U.S. hourly life plan;

•	Capping the life benefit for existing salaried retirees at $10,000, reduced the retiree benefit for future salaried retirees and eliminated the executive benefit for the U.S. salaried life plan;

•	Elimination of a portion of nonqualified benefits in the U.S. executive retirement plan; and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Elimination of the flat monthly special lifetime benefit of $66.70 that was to commence on January 1, 2010 for the U.S. hourly pension plan.

Accounting for the Effects of the Chapter 11 Proceedings and the 363 Sale

Chapter 11 Proceedings

Accounting Standards Codification (ASC) 852, “Reorganizations,” (ASC 852) is applicable to entities operating under Chapter 11 of the Bankruptcy Code. ASC 852 generally does not affect the application of U.S. GAAP that we and Old GM followed to prepare the consolidated financial statements, but it does require specific disclosures for transactions and events that were directly related to the Chapter 11 Proceedings and transactions and events that resulted from ongoing operations.

Old GM prepared its consolidated financial statements in accordance with the guidance in ASC 852 in the period June 1, 2009 through July 9, 2009. Revenues, expenses, realized gains and losses, and provisions for losses directly related to the Chapter 11 Proceedings were recorded in Reorganization gains, net. Reorganization gains, net do not constitute an element of operating loss due to their nature and due to the requirement of ASC 852 that they be reported separately from operating loss. Old GM’s balance sheet prior to the 363 Sale distinguished prepetition liabilities subject to compromise from prepetition liabilities not subject to compromise and from postpetition liabilities. Cash amounts provided by or used in the Chapter 11 Proceedings are separately disclosed in the statement of cash flows.

Renewed Business Focus

The formation of General Motors Company, in connection with the 363 Sale, has positioned us to achieve profitability with the execution of certain key strategic initiatives. Achieving our goal of returning to profitability includes developing a culture with an increased focus on our customers’ needs and our product quality and design.

Core Brands

Going forward we will focus on four core brands in North America: Chevrolet, Cadillac, Buick, and GMC. We anticipate that these four core brands will have a total of 34 U.S. nameplates by the end of 2010. We believe the focus on four core brands will enable us to allocate more resources to each, resulting in improved product, design, quality and marketing.

Operational Structure

To promote a new company culture, we have revised our operational structure to streamline our business and speed our decision making processes in order to respond to customer needs and market demands faster. In order to streamline our business and speed our decision making processes and in anticipation of the sale of our Adam Opel GmbH (Adam Opel) operations, we had revised our operational structure, combining Old GM’s Europe, Latin America/Africa/Middle East and Asia Pacific segments into one segment, GMIO. In November 2009 our Board of Directors subsequently elected to retain sole ownership of the Adam Opel operations. We have therefore determined our current operational structure to be GMNA, GME, and GMIO, which combines Old GM’s Latin America/Africa/Middle East and Asia Pacific segments. We have eliminated our regional strategy boards, as well as two senior leadership forums, the Automotive Strategy Board and the Automotive Product Board. We have instituted a single, smaller executive committee, which meets more frequently and focuses on business results, products, brands and customers. We have revised the segment presentation for all periods presented.

Nonsegment operations are classified as Corporate. Corporate includes investments in GMAC, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, certain nonsegment specific revenues and expenses, including costs related to the Delphi Benefit Guarantee Agreements and a portfolio of automotive retail leases. The Delphi Benefit Guarantee Agreements require that in the event that Delphi or its successor companies ceases doing business or becomes subject to financial distress Old GM could be liable if Delphi fails to provide certain benefits at the required level.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Investment in GMAC

As part of the approval process for GMAC to obtain Bank Holding Company status in December 2008, Old GM agreed to reduce its ownership in GMAC to less than 10% of the voting and total equity of GMAC by December 24, 2011. At December 31, 2009 our equity ownership in GMAC was 16.6%.

In December 2008 Old GM and FIM Holdings, an assignee of Cerberus ResCap Financing LLC, entered into a subscription agreement with GMAC under which each agreed to purchase additional Common Membership Interests in GMAC, and the UST committed to provide Old GM with additional funding in order to purchase the additional interests. In January 2009 Old GM entered into the UST GMAC Loan Agreement pursuant to which it borrowed $884 million (UST GMAC Loan) and utilized those funds to purchase 190,921 Class B Common Membership Interests of GMAC. The UST GMAC Loan was scheduled to mature in January 2012 and bore interest, payable quarterly, at the same rate of interest as the UST Loans. The UST GMAC Loan was secured by Old GM’s Common and Preferred Membership Interests in GMAC. As part of this loan agreement, the UST had the option to convert outstanding amounts into a maximum of 190,921 shares of GMAC’s Class B Common Membership Interests on a pro rata basis.

In May 2009 the UST exercised this option, the outstanding principal and interest under the UST GMAC Loan was extinguished, and Old GM recorded a net gain of $483 million. The net gain was comprised of a gain on the disposition of GMAC Common Membership Interests of $2.5 billion and a loss on extinguishment of the UST GMAC Loan of $2.0 billion. After the exchange, Old GM’s ownership was reduced to 24.5% of GMAC’s Common Membership Interests.

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

In December 2009 the UST made a capital contribution to GMAC of $3.8 billion consisting of the purchase of trust preferred securities of $2.5 billion and mandatory convertible preferred securities of $1.3 billion. The UST also exchanged all of its existing GMAC non-convertible preferred stock for newly issued mandatory convertible preferred securities valued at $5.3 billion. In addition the UST converted $3.0 billion of its mandatory convertible preferred securities into GMAC common stock. These actions resulted in the dilution of our GMAC common stock investment from 24.5% to 16.6%, of which 6.7% is held directly and 9.9% is held in an independent trust. Pursuant to previous commitments to reduce influence over and ownership in GMAC, the trustee, who is independent of us, has the sole authority to vote and is required to dispose of all GMAC common stock held in the trust by December 24, 2011.

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

Our plan to return our U.S. operations to profitability includes programs that enhance our customers’ interaction at the point of sale through improved dealership operations. The first program, Standards for Excellence, is an initiative focused upon improving sales and customer satisfaction. The program includes an in-store facilitator, process improvement programs and customer research. Incentives are awarded to those dealers that achieve their targets under this program. Participating dealers in this program have consistently outperformed non-participating dealers. The second program, Essential Brand Elements, is an initiative focused upon

GENERAL MOTORS COMPANY AND SUBSIDIARIES

conformance with four critical sales and marketing elements: (1) Customer Sales and Service Retention communications; (2) digital marketing; (3) high training standards; and (4) facility image requirements. Dealers that participate and are compliant earn quarterly incentives. Of our dealerships, 97% have participated in the program and compliance has increased for all elements.

In the year ended 2009 certain data such as vehicle sales, market share data and production volume combine our data in the period July 10, 2009 through December 31, 2009 with Old GM’s data in the period January 1, 2009 through July 9, 2009 for comparative purposes.

Vehicle Sales and Market Share

In the year ended 2009 U.S. industry vehicle sales were 10.6 million vehicles, of which combined GM and Old GM market share was 19.6%. This represents a decline in U.S. industry vehicle sales from 13.5 million vehicles (or 21.4%) and a decline in Old GM market share, which was 22.1% in 2008. The negative economic effects of the U.S. recession, in 2008, continued to effect the U.S. automobile industry in 2009 resulting in decreased U.S. industry vehicle sales.

Combined GM and Old GM dealers in the U.S. sold 2.1 million vehicles in the year ended 2009. This represents a decline from Old GM U.S. vehicle sales of 3.0 million vehicles (or 30.1%) in 2008. This decrease relates to the continuing tight credit markets, high unemployment rates and recessions in the United States and many international markets negatively affecting industry vehicle sales during 2009. In addition, Old GM’s well publicized liquidity issues, public speculation as to the effects of Chapter 11 proceedings and the actual Chapter 11 Proceedings negatively affected vehicle sales. This decrease was also affected by a reduction in combined GM and Old GM U.S. fleet sales to 514,000 vehicles from 823,000 vehicles (or 37.5%), reduced incentive spending and the orderly wind-down of non-core brands. Despite this decrease in the combined GM and Old GM U.S. vehicle sales, combined GM and Old GM dealers’ U.S. quarterly vehicle sales increased from 413,000 vehicles in the three months ended March 31, 2009 to 541,000 vehicles (or 31.1%) in the three months ended June 30, 2009. Combined GM and Old GM dealers’ U.S. quarterly vehicle sales increased to 593,000 vehicles (or 9.4%) in the three months ended September 30, 2009 as compared to June 30, 2009 levels. The combined GM and Old GM dealers’ U.S. quarterly vehicle sales increases in the first three quarters of 2009 reflect successful product launches, such as the Chevrolet Camaro, and vehicle sales from our portfolio of fuel efficient vehicles, such as the Chevrolet Aveo and Cobalt and crossovers Equinox and HHR, related to the U.S. government Car Allowance Rebate System (CARS) program. In the fourth quarter of 2009 our dealers’ U.S. vehicle sales decreased to 538,000 vehicles (or 9.3%) as compared to September 2009 levels reflecting lost momentum from the expired CARS program.

In the year ended 2009 combined GM and Old GM core brands accounted for 87.1% of combined GM and Old GM total U.S vehicle sales. These core brands consist of Buick, Cadillac, Chevrolet and GMC. Combined GM and Old GM dealers’ U.S. quarterly core brand vehicle sales increased from 346,000 vehicles in the three months ended March 31, 2009 to 465,000 vehicles (or 34.4%) in the three months ended June 30, 2009. Combined GM and Old GM dealers’ U.S. quarterly core brand vehicle sales increased to 509,000 vehicles (or 9.4%) in the three months ended September 30, 2009 as compared to June 30, 2009 levels. These core brand vehicle sale increases are reflective of the new product launches and the CARS program mentioned previously. In the fourth quarter of 2009 our U.S. core brand vehicle sales decreased to 496,000 vehicles (or 2.5%) reflecting the expiration of the CARS program. In the fourth quarter of 2009 core brand vehicle sales reached 92.3% of total U.S. vehicle sales as the wind-down of non-core brands Pontiac and Saturn were ahead of schedule. At December 31, 2009 only 2,752 Pontiac or Saturn vehicles remained in dealer stock.

The continued increase in U.S. industry and core brand vehicle sales is critical for us to achieve our worldwide profitability, debt reduction, and U.S. market share goals.

U.S. Salaried and Hourly Headcount Reductions

In June 2009 Old GM announced its intention to reduce U.S salaried headcount by means of the 2009 Salaried Window Program. At December 31, 2009 our U.S. salaried workforce was 26,000 employees. At December 31, 2008 Old GM’s U.S. salaried workforce was 29,000 employees. This represents a decrease of 5,000 U.S. salaried employees, excluding 2,000 U.S. salaried employees acquired with Delphi’s global steering business (Nexteer) and four domestic facilities, as more fully discussed in “Delphi Master Disposition Agreement” in this MD&A.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In order to align U.S. hourly headcount with current production levels, Old GM determined that reductions in its U.S. hourly workforce were necessary. At December 31, 2009 13,000 U.S. hourly employees had elected to participate in the 2009 Special Attrition Programs, introduced in February and in June of 2009. At December 31, 2009 our U.S. hourly headcount was 51,000 employees. At December 31, 2008 Old GM’s U.S. hourly headcount was 62,000 employees. This represents a decrease of 16,000 U.S. hourly employees, excluding 5,000 U.S. hourly employees acquired with Nexteer and four domestic facilities.

Manufacturing Operations Rationalization

We continue to consolidate our U.S. manufacturing operations while maintaining the flexibility to meet increasing 2010 production levels. At December 31, 2009 we had reduced the number of U.S. manufacturing plants to 41 from 47 in 2008, excluding Nexteer and four domestic facilities recently acquired from Delphi.

In the year ended 2009 combined GM and Old GM GMNA produced 1.9 million vehicles. This represents a decrease of 44.5% compared to 3.4 million vehicles in the year ended 2008. However, combined GM and Old GM GMNA production levels increased from 371,000 vehicles in the three months ended March 31, 2009 to 395,000 vehicles (or 6.5%) in the three months ended June 30, 2009. Combined GM and Old GM GMNA production increased to 531,000 vehicles (or 34.4%) in the three months ended September 30, 2009 as compared to June 30, 2009 quarterly production levels. GMNA production increased to 616,000 vehicles (or 16.0%) in the three months ended December 31, 2009 as compared to September 30, 2009 quarterly production levels. The increase in production levels from the three months ended September 30, 2009 related to increased consumer demand for certain products such as the Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX.

Timely Repayment of Debt

Proceeds from the DIP Facility were necessary in order to provide sufficient capital to operate. In connection with the 363 Sale, we assumed the UST Loans and Canadian Loan, which Old GM incurred under the DIP Facility. One of our key priorities going forward is to repay the outstanding balances from these loans prior to maturity.

Repayment of UST Loans and Canadian Loan

In November 2009 we signed amendments to the UST Credit Agreement and Canadian Loan Agreement to provide for quarterly repayments of the UST Loans and Canadian Loan. Under these amendments, we agreed to make quarterly payments of $1.0 billion and $192 million to the UST and EDC. In December 2009 and March 2010 we made our first two quarterly payments on the UST Loans and Canadian Loan. Upon making such payments, equivalent amounts were released to us from escrow. After these payments, the carrying amounts of the UST Loans and Canadian Loan were $4.7 billion and $1.0 billion.

UST Escrow Funds

Proceeds of the DIP Facility of $16.4 billion were deposited in escrow and will be distributed to us at our request upon certain conditions. Any unused amounts in escrow on June 30, 2010 are required to be used to repay the UST Loans and Canadian Loan. In the event of an initial public offering of our equity, this accelerated payment schedule would be suspended. Any funds remaining in our escrow account after repayment of the loans will be released to us. We have used our escrow account to acquire all Class A Membership Interests in DIP HOLDCO LLP, subsequently named Delphi Automotive LLP, (New Delphi) in the amount of $1.7 billion and acquire Nexteer and four domestic facilities and make other related payments in the amount of $1.0 billion. In addition, $2.4 billion were released from escrow in connection with two quarterly payments of $1.2 billion on the UST Loans and Canadian Loan. At March 31, 2010 our escrow account had a balance of $11.3 billion.

UST Credit Agreement and Canadian Loan Agreement

On July 10, 2009 we entered into the UST Credit Agreement and assumed the UST Loans in the amount of $7.1 billion incurred by Old GM under its DIP Facility. Immediately after entering into the UST Credit Agreement, we made a partial pre-payment, reducing

GENERAL MOTORS COMPANY AND SUBSIDIARIES

the UST Loans principal balance to $6.7 billion. On July 10, 2009 through our wholly-owned subsidiary GMCL, we also entered into the amended and restated Canadian Loan Agreement with EDC, and assumed the CAD $1.5 billion (equivalent to $1.3 billion when entered into) Canadian Loan.

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

Repayment of German Revolving Bridge Facility

In May 2009 Old GM entered into a revolving bridge facility with the German government and certain German states (German Facility) with a total commitment of up to Euro 1.5 billion (equivalent to $2.1 billion when entered into) and maturing November 30, 2009. The German Facility was necessary in order to provide sufficient capital to operate Opel/Vauxhall. On November 24, 2009, the debt was paid in full and extinguished.

Brand Rationalization

As mentioned previously, we will focus our resources in the U.S. on four core brands: Chevrolet, Cadillac, Buick and GMC. As a result, we completed the sale of Saab in February 2010 and have announced plans to sell or phase out our Pontiac, Saturn, and HUMMER brands. In connection with the rationalization of our brands, there is no planned investment for Pontiac, and the brand is expected to be phased out by the end of 2010.

Saturn

In September 2009 we decided to wind-down the Saturn brand and dealership network in accordance with the deferred termination agreements that Saturn dealers have signed with us. Pursuant to the terms of the deferred termination agreements, the wind-down process is scheduled to be completed no later than October 2010.

HUMMER

In February 2010 we announced Tengzhong was unable to complete the acquisition of HUMMER. We will now work closely with HUMMER employees, dealers and suppliers to wind-down the HUMMER brand in an orderly, responsible manner.

Saab

In February 2010 we completed the sale of Saab to Spyker Cars NV. As part of the agreement, Saab and Spyker Cars NV will operate under the Spyker Cars NV umbrella and Spyker Cars NV will assume responsibility for Saab operations. The previously announced wind-down activities of Saab operations have ended.

U.S. Dealer Reduction

As part of achieving and sustaining long-term viability and the viability of our dealer network, we determined that a reduction in the number of U.S. dealerships was necessary. In determining which dealerships would remain in our network we performed analyses of volumes and consumer satisfaction indexes, among other criteria. Wind-down agreements with over 1,800 U.S. retail dealers have been executed. The retail dealers executing wind-down agreements have agreed to terminate their dealer agreements with us prior to October 31, 2010. Our plan was to reduce dealerships in the United States to approximately 3,600 to 4,000 in the long-term. However, in December 2009 President Obama signed legislation giving dealers access to neutral arbitration should they decide to contest the wind-down of their dealership. Under the terms of the legislation we have informed dealers as to why their dealership received a

GENERAL MOTORS COMPANY AND SUBSIDIARIES

wind-down agreement. In turn, dealers were given a timeframe to file for reinstatement through the American Arbitration Association. Under the law decisions in these arbitration proceedings must generally be made by June 2010 and are binding and final. We have sent letters to over 2,000 of our dealers explaining the reasons for their wind-down agreements and over 1,100 dealers have filed for arbitration. In response to the arbitration filings we reviewed each of the dealer reinstatement claims filed with the American Arbitration Association. Our review resulted in our sending over 600 letters of intent, containing our core business criteria for operation of a dealership to dealers, which upon compliance by the dealer, would result in reinstatement of the dealership. We expect to have the overall arbitration and reinstatement process fundamentally resolved in 2010. Due to the reinstatement of dealerships and the uncertainty of the outcome of the remaining binding arbitration cases we expect the number of dealerships in our network to exceed the previously estimated range.

To create a strong and viable distribution network for our products, continuing dealers have signed participation agreements. These participation agreements include performance expectations in the areas of retail sales, new vehicle inventory and facility exclusivity.

Opel/Vauxhall Restructuring Activities

In February 2010 we presented our plan for the long-term viability of our Opel/Vauxhall operations to the German government. We are currently in discussions with European governments concerning funding support. Our plan includes:

•

Funding requirement estimate of Euro 3.7 billion (equivalent to $5.1 billion) including original estimate of Euro 3.3 billion plus an additional Euro 0.4 billion, requested by European governments, to offset the potential effect of adverse market developments;

•	Financing contributions from us of Euro 1.9 billion (equivalent to $2.6 billion) or more than 50% of the overall funding requirements;

•	Requested of total funding support/loan guarantees from European governments of Euro 1.8 billion (equivalent to $2.5 billion);

•	We plan to invest in capital and engineering of Euro 11.0 billion (equivalent to $15.0 billion) over the next five years; and

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

If our Opel/Vauxhall operations cannot secure the government-sponsored financing package above, we would be responsible for its remaining funding requirements and this could have a significant negative effect on our liquidity position. To the extent our liquidity is not available to finance the Opel/Vauxhall operations and Adam Opel fails to secure government-sponsored financing or other financing, the long term viability of the Opel/Vauxhall operations could be negatively affected.

Delphi Master Disposition Agreement

In October 2009 we consummated the transaction contemplated in the DMDA with Delphi and other parties. Under the DMDA, we agreed to acquire Nexteer, which supplies us and other OEMs with steering systems and columns, and four domestic facilities that manufacture a variety of automotive components, primarily sold to us. We, along with the Investors who held the Delphi Tranche DIP facilities, agreed to acquire substantially all of Delphi’s remaining assets through New Delphi. Certain excluded assets and liabilities have been retained by DPH to be sold or liquidated. In connection with the DMDA, we agreed to pay or assume Delphi obligations of $1.0 billion related to its senior DIP credit facility, including certain outstanding derivative instruments, its junior DIP credit facility, and other Delphi obligations, including certain administrative claims. At the closing of the transactions contemplated by the DMDA,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

we waived administrative claims associated with our advance agreements with Delphi, the payment terms acceleration agreement with Delphi and the claims associated with previously transferred pension costs for hourly employees.

We agreed to acquire, prior to the consummation of the transactions contemplated by the DMDA, all Class A Membership Interests in New Delphi for a cash contribution of $1.7 billion with the Investors acquiring Class B Membership Interests. We and the Investors also agreed to establish: (1) a secured delayed draw term loan facility for New Delphi, with us and the Investors each committing to provide loans of up to $500 million; and (2) a note of $41 million to be funded at closing by the Investors. In addition, the DMDA settled outstanding claims and assessments against and from MLC, us and Delphi, including the termination of the Master Restructuring Agreement with limited exceptions, and establishes an ongoing commercial relationship with New Delphi. We agreed to continue all existing Delphi supply agreements and purchase orders for GMNA to the end of the related product program, and New Delphi agreed to provide us with access rights designed to allow us to operate specific sites on defined triggering events to provide us with protection of supply.

In separate agreements, we, Delphi and the Pension Benefit Guarantee Corporation (PBGC) negotiated the settlement of the PBGC’s claims from the termination of the Delphi pension plans and the release of certain liens with the PBGC against Delphi’s foreign assets. In return, the PBGC was granted a 100% interest in Class C Membership Interests in New Delphi which provides for the PBGC to participate in predefined equity distributions and received a payment of $70 million from us. We maintain the obligation to provide the difference between pension benefits paid by the PBGC according to regulation and those originally guaranteed by Old GM under the Delphi Benefit Guarantee Agreements.

Section 136 Loans

Section 136 of the Energy Independence and Security Act of 2007 establishes an incentive program consisting of both grants and direct loans to support the development of advanced technology vehicles and associated components in the U.S.

The U.S. Congress provided the U.S. Department of Energy (DOE) with $25.0 billion in funding to make direct loans to eligible applicants for the costs of re-equipping, expanding, and establishing manufacturing facilities in the United States to produce advanced technology vehicles and components for these vehicles. Old GM submitted three applications for Section 136 Loans aggregating $10.3 billion to support its advanced technology vehicle programs prior to July 2009. Based on the findings of the President’s Designee under the U.S. Treasury Loan Agreement in March 2009, the DOE determined that Old GM did not meet the viability requirements for Section 136 Loans.

On July 10, 2009, we purchased certain assets of Old GM pursuant to Section 363 of the Bankruptcy Code, including the rights to the loan applications submitted to the ATVMIP. Further, we submitted a fourth application in August 2009. Subsequently, the DOE advised us to resubmit a consolidated application including all the four applications submitted earlier and also the Electric Power Steering project acquired from Delphi in October 2009. We submitted the consolidated application in October 2009, which requested an aggregate amount of $14.4 billion of Section 136 Loans. Ongoing product portfolio updates and project modifications requested from the DOE have the potential to reduce the maximum loan amount. To date, the DOE has announced that it would provide approximately $8.3 billion in Section 136 Loans to Ford Motor Company, Nissan Motor Company, Tesla Motors, Inc., Fisker Automotive, Inc., and Tenneco Inc. There can be no assurance that we will qualify for any remaining loans or receive any such loans even if we qualify.

Special Attrition Programs, Labor Agreements and Benefit Plan Changes

2009 Special Attrition Programs

In February and June 2009 Old GM announced the 2009 Special Attrition Programs for eligible UAW represented employees, offering cash and other incentives for individuals who elected to retire or voluntarily terminate employment. In the period January 1, 2009 through July 9, 2009 Old GM recorded postemployment benefit charges related to these programs for 13,000 employees. In the periods January 1, 2009 through July 9, 2009 and July 10, 2009 through December 31, 2009 7,980 and 5,000 employees accepted the terms of the 2009 Special Attrition Programs.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Global Salaried Workforce Reductions

In February and June 2009 Old GM announced its intention to reduce global salaried headcount. The U.S. salaried employee reductions related to this initiative were to be accomplished primarily through the 2009 Salaried Window Program or through a severance program funded from operating cash flows. These programs were involuntary programs subject to management approval where employees were permitted to express interest in retirement or separation, for which the charges for the 2009 Salaried Window Program were recorded as special termination benefits funded from the U.S. salaried defined benefit pension plan and other applicable retirement benefit plans.

A net reduction of 9,000 salaried employees was achieved globally, excluding 2,000 salaried employees acquired with our acquisition of Nexteer and four domestic facilities, as more fully discussed in “Delphi Master Disposition Agreement” in this MD&A. Global salaried headcount decreased from 73,000 salaried employees at December 31, 2008 to 66,000 at December 31, 2009, including a reduction of 5,500 U.S. salaried employees.

U.S. Salaried Benefits Changes

In February 2009 Old GM reduced salaried retiree life benefits for U.S. salaried employees. In June 2009 Old GM approved and communicated plan amendments associated with the U.S. salaried retiree health care program including reduced coverage and increases to cost sharing. In June 2009 Old GM also communicated changes in benefits for retired salaried employees including an acceleration and further reduction in retiree life insurance, elimination of the supplemental executive life insurance benefit, and reduction in supplemental executive retirement plan, contingent on completion of the 363 Sale.

2009 Revised UAW Settlement Agreement

In May 2009 the UAW and Old GM agreed to the 2009 Revised UAW Settlement Agreement relating to the UAW hourly retiree medical plan and the 2008 UAW Settlement Agreement that permanently shifted responsibility for providing retiree health care from Old GM to the New Plan funded by the New VEBA. The 2009 Revised UAW Settlement Agreement was subject to the successful completion of the 363 Sale and we and the UAW executed the 2009 Revised UAW Settlement Agreement on July 10, 2009 in connection with the 363 Sale. Details of the most significant changes to the agreement are:

•	The Implementation Date changed from January 1, 2010 to the later of December 31, 2009 or the emergence from bankruptcy, which occurred on July 10, 2009;

•	The timing of payments to the New VEBA changed as subsequently discussed;

•	The form of consideration changed as subsequently discussed;

•	The contribution of employer securities changed such that they are contributed directly to the New VEBA in connection with the 363 Sale on July 10, 2009;

•	Certain coverages will be eliminated and certain cost sharing provisions will increase; and

•	The flat monthly special pension lifetime benefit that was scheduled to commence on January 1, 2010 was eliminated.

There was no change to the timing of our existing internal VEBA asset transfer to the New VEBA in that the internal VEBA asset transfer occurred within 10 business days after December 31, 2009 in accordance with both the 2008 UAW Settlement Agreement and the 2009 Revised UAW Settlement Agreement.

The new payment terms to the New VEBA under the 2009 Revised UAW Settlement Agreement are:

•

VEBA Notes of $2.5 billion and accrued interest, at an implied interest rate of 9.0% per annum, are scheduled to be repaid in three equal installments of $1.4 billion on July 15 of 2013, 2015 and 2017;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	260 million shares of our Series A Preferred Stock that accrue cumulative dividends at 9.0% per annum;

•	88 million shares (17.5%) of our common stock;

•	A warrant to acquire 15 million shares (2.5%) of our common stock at $126.92 per share at any time prior to December 31, 2015;

•	Two years funding of claims costs for certain individuals that elected to participate in the 2009 Special Attrition Programs; and

•	The existing internal VEBA assets.

Under the terms of the 2009 Revised UAW Settlement Agreement, we are released from UAW retiree health care claims incurred after December 31, 2009. All obligations of ours, the New Plan and any other entity or benefit plan of ours for retiree medical benefits for the class and the covered group arising from any agreement between us and the UAW terminated at December 31, 2009. Our obligations to the New Plan and the New VEBA are limited to the 2009 Revised UAW Settlement Agreement.

IUE-CWA and USW Settlement Agreement

In September 2009 we entered into a settlement agreement with MLC, the IUE-CWA, and the USW. Under the settlement agreement, the IUE-CWA and the USW agreed to withdraw and release all claims against us and MLC relating to retiree health care benefits and basic life insurance benefits. In exchange, the IUE-CWA, the USW and any additional union that agrees to the terms of the settlement agreement will be granted an allowed pre-petition unsecured claim in MLC’s Chapter 11 proceedings of $1.0 billion with respect to retiree health and life insurance benefits for the post-age-65 medicare eligible retirees, post-age-65 surviving spouses and under-age-65 medicare eligible retirees or surviving spouses disqualified for retiree health care benefits from us under the settlement agreement. For participants remaining eligible for health care, certain coverages were eliminated and cost sharing will increase.

The settlement agreement was expressly conditioned upon, and did not become effective until approved by the Bankruptcy Court in MLC’s Chapter 11 proceedings, which occurred in November 2009. Several additional unions representing MLC hourly retirees joined the IUE-CWA and USW settlement agreement with respect to health care and life insurance.

2009 CAW Agreement

In March 2009 Old GM announced that the members of the CAW had ratified the 2009 CAW Agreement intended to reduce manufacturing costs in Canada by closing the competitive gap with transplant automakers in the United States on active employee labor costs and reducing legacy costs through introducing co-payments for healthcare benefits, increasing employee healthcare cost sharing, freezing pension benefits and eliminating cost of living adjustments to pensions for retired hourly workers. The 2009 CAW Agreement was conditioned on Old GM receiving longer term financial support from the Canadian and Ontario governments.

GMCL subsequently entered into additional negotiations with the CAW which resulted in a further addendum to the 2008 collective agreement which was ratified by the CAW members in May 2009. In June 2009 the Ontario and Canadian governments agreed to the terms of a loan agreement, approved the GMCL viability plan and provided funding to GMCL.

In June 2009 GMCL and the CAW agreed to the terms of an independent Health Care Trust (HCT) to provide retiree health care benefits to certain active and retired employees represented by the CAW. The HCT will be implemented when certain preconditions are achieved including certain changes to the Canadian Income Tax Act. The preconditions have not been achieved and the HCT is not yet implemented at December 31, 2009. Under the terms of the HCT agreement, GMCL is obligated to make a payment of CAD $1.0 billion on the HCT implementation date which it will fund out of its CAD $1.0 billion escrow funds, adjusted for the net difference between the amount of retiree monthly contributions received during the period December 31, 2009 through the HCT implementation date less the cost of benefits paid for claims incurred by covered employees during this period. GMCL will provide a

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CAD $800 million note payable to the HCT on the HCT implementation date which will accrue interest at an annual rate of 7.0% with five equal annual installments of $256 million due December 31 of 2014 through 2018. Concurrent with the implementation of the HCT, GMCL will be legally released from all obligations associated with the cost of providing retiree health care benefits to current employees and retired plan participants.

Canadian Defined Benefit Pension Plan Contributions

Under the terms of the pension agreement with the Government of Ontario and the Superintendent of Financial Services, GMCL was required to make initial contributions of CAD $3.3 billion to the Canadian hourly defined benefit pension plan and CAD $0.7 billion to the Canadian salaried defined benefit pension plan, effective September 2, 2009. The contributions were made as scheduled. GMCL is required to make five annual contributions of CAD $200 million, payable in monthly installments, beginning in September 2009. The payments will be allocated between the Canadian hourly defined benefit pension plan and the Canadian salaried defined benefit pension plan as specified in the loan agreement.

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

Job Security Programs

In May 2009 Old GM and the UAW entered into an agreement that suspended the Job Opportunity Bank (JOBS) Program. The Supplemental Unemployment Benefit (SUB) was modified and the Transition Support Program (TSP) was added. These job security programs provide reduced wages and employees continue to receive coverage under certain employee benefit programs. The number of weeks that an employee receives these benefits depends on the employee’s classification as well as the number of years of service that the employee has accrued. A similar tiered benefit is provided to CAW employees.

Effect of Fresh-Start Reporting

The application of fresh-start reporting significantly affected certain assets, liabilities, and expenses. As a result, certain financial information at and in the period July 10, 2009 through December 31, 2009 is not comparable to Old GM’s financial information. Therefore, we did not combine certain financial information in the period July 10, 2009 through December 31, 2009 with Old GM’s financial information in the period January 1, 2009 through July 9, 2009 for comparison to prior periods. We have combined our Total net sales and revenue in the period July 10, 2009 through December 31, 2009 with Old GM’s Total net sales and revenue in the period January 1, 2009 through July 9, 2009. Total net sales and revenue was not significantly affected by fresh-start reporting and therefore we combined vehicle sales data comparing the Successor and Predecessor periods. Refer to Note 2 to the consolidated financial statements for additional information on fresh-start reporting.

Because our and Old GM’s financial information is not comparable, we are providing additional financial metrics for the periods presented in addition to disclosures concerning significant transactions and trends at December 31, 2009 and in the periods presented.

Total net sales and revenue is primarily comprised of revenue generated from the sales of vehicles, in addition to revenue from OnStar, our customer subscription service, vehicle sales accounted for as operating leases and sales of parts and accessories.

Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, foreign currency transaction and translation gains and losses, product engineering, design and development expenses, depreciation and amortization, policy and warranty costs, postemployment benefit gains and losses, and separation and impairment charges. Prior to our application of fresh-start reporting, Cost of sales also included gains and losses on derivative instruments. Effective July 10, 2009 gains and losses related to all nondesignated derivatives are recorded in Interest income and other non-operating income, net.

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

Consolidated Results of Operations

(Dollars in millions)

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net sales and revenue
Sales	$57,329	$46,787	$147,732	$177,594
Other revenue	145	328	1,247	2,390

Total net sales and revenue	57,474	47,115	148,979	179,984

Costs and expenses
Cost of sales	56,381	55,814	149,257	165,573
Selling, general and administrative expense	6,006	6,161	14,253	14,412
Other expenses, net	15	1,235	6,699	4,308

Total costs and expenses	62,402	63,210	170,209	184,293

Operating loss	(4,928)	(16,095)	(21,230)	(4,309)
Equity in income (loss) of and disposition of interest in GMAC	—	1,380	(6,183)	(1,245)
Interest expense	(694)	(5,428)	(2,525)	(3,076)
Interest income and other non-operating income, net	440	852	424	2,284
Gain (loss) on extinguishment of debt	(101)	(1,088)	43	—
Reorganization gains, net	—	128,155	—	—

Income (loss) from continuing operations before income taxes and equity income	(5,283)	107,776	(29,471)	(6,346)
Income tax expense (benefit)	(1,000)	(1,166)	1,766	36,863
Equity income, net of tax	497	61	186	524

Income (loss) from continuing operations	(3,786)	109,003	(31,051)	(42,685)
Discontinued operations
Income from discontinued operations, net of tax	—	—	—	256
Gain on sale of discontinued operations, net of tax	—	—	—	4,293

Income from discontinued operations	—	—	—	4,549

Net income (loss)	(3,786)	109,003	(31,051)	(38,136)
Less: Net (income) loss attributable to noncontrolling interests	(511)	115	108	(406)

Net income (loss) attributable to stockholders	(4,297)	109,118	(30,943)	(38,542)
Less: Cumulative dividends on preferred stock	131	—	—	—

Net income (loss) attributable to common stockholders	$(4,428)	$109,118	$(30,943)	$(38,542)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Combined GM and Old GM	Old GM
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Production Volume (a)(b)
GMNA	1,913	3,449	4,267
GME	1,134	1,550	1,828
GMIO (b)	3,456	3,145	3,191

Worldwide	6,503	8,144	9,286

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Includes SGM, SGMW and FAW-GM joint venture production. Ownership of 50% in SGM, 34% in SGMW and 50% in FAW-GM, under the joint venture agreements, allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM production volume in China.

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a)(b)(c)(d)
GMNA	13,073	2,485	19.0%	16,567	3,565	21.5%	19,634	4,516	23.0%
GME	18,827	1,667	8.9%	21,968	2,043	9.3%	23,123	2,182	9.4%
GMIO (c)	32,358	3,326	10.3%	28,641	2,754	9.6%	28,173	2,672	9.5%

Worldwide	64,257	7,478	11.6%	67,176	8,362	12.4%	70,929	9,370	13.2%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer.

(b)	Includes HUMMER, Saab, Saturn and Pontiac vehicle sales data.

(c)	Includes SGM, SGMW and FAW-GM joint venture sales. Ownership of 50% in SGM, 34% in SGMW and 50% in FAW-GM, under the joint venture agreements, allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture vehicle sales in China as part of global market share.

(d)	Vehicle sales data may include rounding differences.

Reconciliation of Segment Results

Management believes earnings before interest and taxes (EBIT) provides meaningful supplemental information regarding our operating results because it excludes amounts that management does not consider part of operating results when assessing and measuring the operational and financial performance of the organization. Management believes these measures allow it to readily view operating trends, perform analytical comparisons, benchmark performance among geographic regions and assess whether our plan to return to profitability is on target. Accordingly, we believe EBIT is useful in allowing for greater transparency of supplemental information used by management in its financial and operational decision-making.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following table summarizes the reconciliation of Income (loss) attributable to stockholders before interest and taxes to Net income (loss) attributable to stockholders for each of our operating segments (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Operating segments
GMNA (a)	$(4,820)	$(11,092)	$(12,203)	$1,876
GMIO (a)	1,198	(956)	473	1,911
GME (a)	(805)	(2,823)	(2,637)	(410)

Total operating segments	(4,427)	(14,871)	(14,367)	3,377
Corporate and eliminations (b)	(360)	128,068	(12,940)	(3,208)

Income (loss) attributable to stockholders before interest and income taxes	(4,787)	113,197	(27,307)	169
Interest income	184	183	655	1,228
Interest expense	694	5,428	2,525	3,076
Income tax expense (benefits)	(1,000)	(1,166)	1,766	36,863

Net income (loss) attributable to stockholders	$(4,297)	$109,118	$(30,943)	$(38,542)

(a)	Interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our operating segments between Income (loss) attributable to stockholders before interest and taxes and Net income (loss) attributable to stockholders.

(b)	Includes Reorganization gains, net of $128.2 billion in the period January 1, 2009 through July 9, 2009.

July 10, 2009 Through December 31, 2009 and January 1, 2009 Through July 9, 2009

(Dollars in millions)

Total Net Sales and Revenue

	Combined GM and Old GM	Successor	Predecessor		Year Ended 2009 vs. 2008 Change
	Year Ended December 31, 2009	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
					Amount	%
Total net sales and revenue	$104,589	$57,474	$47,115	$148,979	$(44,390)	(29.8)%

In the periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009 several factors have continued to affect global vehicle sales. The continuing tight credit markets, increasing unemployment rates and recessions in the U.S. and many international markets all contributed to significantly lower sales than those in the prior year. Old GM’s well publicized liquidity issues, public speculation as to the effects of Chapter 11 proceedings and the actual Chapter 11 Proceedings also negatively affected vehicle sales in several markets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In response to these negative conditions, several countries took action to improve vehicle sales. Many countries in the Asia Pacific region have responded to the global recession by lowering interest rates and initiating programs to provide credit to consumers, which had a positive effect on vehicle sales. Certain countries including Germany, China, Brazil, India and South Korea benefited from effective government economic stimulus packages and began showing signs of recovery, and the CARS program initiated by the U.S. government temporarily stimulated vehicle sales in the U.S. We expect that the challenging sales environment resulting from the economic slowdown will continue in 2010, but we anticipate that China and other key emerging markets will continue showing strong sales and market growth.

In the year ended 2009 Total net sales and revenue decreased by $44.4 billion (or 29.8%) primarily due to: (1) a decrease of revenue of $36.7 billion in GMNA related to volume reductions; (2) a decrease in domestic wholesale volumes and lower exports of $11.0 billion in GMIO; (3) a decrease in domestic wholesale volumes of $4.8 billion in GME; (4) foreign currency translation and transaction losses of $3.7 billion in GME, primarily due to the strengthening of the U.S. Dollar versus the Euro; (5) a decrease in sales revenue of $1.2 billion in GME related to Saab; (6) lower powertrain and parts and accessories revenue of $0.8 billion in GME; and (7) a decrease in other financing revenue of $0.7 billion related to the continued liquidation of the portfolio of automotive retail leases.

These decreases in Total net sales and revenue were partially offset by: (1) improved pricing, lower sales incentives and improved lease residuals, mostly related to daily rental car vehicles returned from lease and sold at auction, of $5.4 billion in GMNA; (2) favorable vehicle mix of $2.8 billion in GMNA; (3) favorable vehicle pricing of $1.3 billion in GME; (4) gains on derivative instruments of $0.9 billion in GMIO; (5) favorable pricing of $0.5 billion in GMIO, primarily due to a 60% price increase in Venezuela due to high inflation; and (6) favorable vehicle mix of $0.4 billion in GMIO driven by launches of new vehicle models at GM Daewoo.

Cost of Sales

	Successor		Predecessor
	July 10, 2009 Through December 31, 2009	Percentage of Total net sales and revenue	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue
Cost of sales	$56,381	98.3%	$55,814	118.5%
Gross margin	$1,093	1.9%	$(8,699)	(18.5)%

Cost of sales for the year ended December 2009, representing our cost of sales combined with Old GM’s, is down from historical levels primarily due to reduced volume.

GM

In the period July 10, 2009 through December 31, 2009 Cost of sales included: (1) a settlement loss of $2.6 billion related to the termination of the UAW hourly retiree medical plan and Mitigation Plan; (2) foreign currency translation losses of $1.3 billion; and (3) separation charges of $0.2 billion. These expenses were partially offset by foreign currency transaction gains of $0.5 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 Cost of sales included: (1) incremental depreciation charges of $2.0 billion in GMNA that Old GM recorded prior to the 363 Sale for facilities included in GMNA’s restructuring activities and for certain facilities that MLC retained at July 10, 2009; (2) foreign currency translation losses of $0.7 billion, primarily in GMNA due to the strengthening of the Canadian Dollar versus the U.S. Dollar; and (3) foreign currency transaction losses of $0.3 billion.

In the period January 1, 2009 through July 9, 2009 Cost of sales included: (1) charges of $1.1 billion related to the SUB and TSP; (2) separation charges of $0.7 billion related to hourly employees who participated in the 2009 Special Attrition Program and Second 2009 Special Attrition Program; (3) expenses of $0.7 billion related to U.S. pension and other postemployment benefit (OPEB) plans

GENERAL MOTORS COMPANY AND SUBSIDIARIES

for hourly and salary employees; (4) separation charges of $0.3 billion for U.S. salaried workforce reduction programs to allow 6,000 terminated employees to receive ongoing wages and benefits for no longer than 12 months; and (5) expenses of $0.3 billion related to Canadian pension and OPEB plans for hourly and salary employees and restructuring activities. These costs were partially offset by favorable adjustments of $0.7 billion primarily related to the suspension of the JOBS Program.

In the period January 1, 2009 through July 9, 2009 negative gross margin reflected the under absorption of manufacturing overhead resulting from declining sales volumes and incremental depreciation of $2.0 billion and $0.7 billion in GMNA and GME.

Selling, General and Administrative Expense

	Successor		Predecessor
	July 10, 2009 Through December 31, 2009	Percentage of Total net sales and revenue	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue
Selling, general and administrative expense	$6,006	10.4%	$6,161	13.1%

Selling, general and administrative expense for the year ended December 2009, representing our selling, general and administrative expense combined with Old GM’s is down from historical levels due to reduced advertising and other spending.

GM

In the period July 10, 2009 through December 31, 2009 Selling, general and administrative expense included charges of $0.3 billion in GMNA, primarily for dealer wind-down costs for our Saturn dealers after plans to sell the Saturn brand and dealer network were terminated. These expenses were partially offset by reductions on overall spending for media and advertising fees related to our global cost saving initiatives and a decline in Saturn sales and marketing efforts in anticipation of the sale of Saturn, and ultimately, the wind-down of operations.

Old GM

In the period January 1, 2009 through July 9, 2009 Selling, general and administrative expense included charges of $0.5 billion recorded for dealer wind-down costs in GMNA. This was partially offset by the positive effects of various cost savings initiatives, the cancellation of certain sales and promotion contracts as result of the Chapter 11 Proceedings in the U.S. and overall reductions in advertising and marketing budgets.

Interest Expense

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Interest expense	$(694)	$(5,428)

GM

As a result of the 363 Sale, our debt balance is significantly lower than Old GM’s. Accordingly, Interest expense is down from historical levels.

Old GM

In the period January 1, 2009 through July 9, 2009 Old GM recorded amortization of discounts related to the UST Loan, EDC Loan and DIP Facilities of $3.7 billion. In addition, Old GM incurred interest expense of $1.7 billion primarily related to interest expense of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

$0.8 billion on unsecured debt balances, $0.4 billion on the UST Loan Facility and $0.2 billion on GMIO debt. Old GM ceased accruing and paying interest on most of its unsecured U.S. and foreign denominated debt on June 1, 2009, the date of its Chapter 11 Proceedings.

Gain (Loss) on Extinguishment of Debt

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Gain (loss) on extinguishment of debt	$(101)	$(1,088)

Old GM

In the period January 1, 2009 through July 9, 2009 Old GM recorded a loss related to the extinguishment of the UST GMAC Loan of $2.0 billion when the UST exercised its option to convert outstanding amounts to shares of GMAC’s Class B Common Membership Interests. This loss was partially offset by a gain on extinguishment of debt of $0.9 billion related to an amendment to Old GM’s $1.5 billion U.S. term loan in March 2009.

Income Tax Expense (Benefit)

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Income tax expense (benefit)	$(1,000)	$(1,166)

GM

In the period July 10, 2009 through December 31, 2009 Income tax expense (benefit) primarily resulted from a $1.4 billion income tax allocation between operations and Other comprehensive income, partially offset by income tax provisions of $0.3 billion for profitable entities. In the period July 10, 2009 through December 31, 2009 our U.S. operations incurred losses from operations with no income tax benefit due to full valuation allowances against our U.S. deferred tax assets, and we had Other comprehensive income, primarily due to remeasurement gains on our U.S. pension plans. We recorded income tax expense related to the remeasurement gains in Other comprehensive income and allocated income tax benefit to operations.

Old GM

In the period January 1, 2009 through July 9, 2009 Income tax expense (benefit) primarily resulted from the reversal of valuation allowances of $0.7 billion related to Reorganization gains, net and the resolution of a transfer pricing matter of $0.7 billion between the U.S. and Canadian governments, offset by income tax provisions of profitable entities.

Equity Income, net of tax

	Successor		Predecessor
	July 10, 2009 Through December 31, 2009	Percentage of Total net sales and revenue	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue
SGM and SGMW	$466	0.8%	$298	0.6%
Other equity interests	31	0.1%	(237)	(0.5)%

Total equity income, net of tax	$497	0.9%	$61	0.1%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM

In the period July 10, 2009 through December 31, 2009 equity income, net of tax reflected increased sales volume at SGM and SGMW.

Old GM

In the period January 1, 2009 through July 9, 2009 Equity income, net of tax reflected: (1) increased sales volume at SGM; (2) charges of $0.2 billion related to Old GM’s investment in New United Motor Manufacturing, Inc. (NUMMI); and (3) equity losses of $0.1 billion related to NUMMI and CAMI Automotive, Inc. (CAMI), primarily due to lower volumes.

2008 Compared to 2007

(Dollars in Millions)

Automotive Industry

Global industry vehicle sales decreased in the year ended 2008 by 3.8 million vehicles (or 5.3%) to 67.2 million vehicles. This decline started in North America and extended into the other regions, especially during the second half of 2008, reflecting the effect of slowing economies, tightening credit markets, volatile oil prices and declining consumer confidence around the world. Industry vehicle sales in North America decreased by 3.1 million vehicles (or 15.6%) to 16.6 million vehicles and Europe decreased by 1.2 million vehicles (or 5.0%) to 22.0 million vehicles. These decreases were offset by industry vehicle sales increases in the Asia Pacific and the Latin America, Africa and Middle East (LAAM) regions by 468,000 vehicles (or 1.7%) to 28.6 million vehicles.

Total Net Sales and Revenue

	Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended 2008 vs. 2007 Change
			Amount	%
Total net sales and revenue	$148,979	$179,984	$(31,005)	(17.2)%

Total net sales and revenue decreased in the year ended 2008 by $31.0 billion (or 17.2%) primarily due to declining Sales of $29.9 billion. This decrease reflects the decline in the global automotive industry that resulted from tightening credit markets, a recession in the U.S. and Western Europe, volatile oil prices and declining consumer confidence around the world. These factors first affected the U.S. economy in late 2007 and continued to deteriorate and spread during 2008 to Western Europe and the emerging markets in Asia and South America. Sales decreased by $26.3 billion in GMNA primarily due to: (1) declining volumes and unfavorable vehicle mix of $23.1 billion; and (2) an increase in the accrual for residual support programs for leased vehicles of $1.8 billion related to the decline in residual values of fullsize pick-up trucks and sport utility vehicles in the middle of 2008. Sales also decreased in GME by $3.1 billion and in GMIO by $0.2 billion.

Cost of Sales

	Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended 2008 vs. 2007 Change
			Amount	%
Cost of sales	$149,257	$165,573	$(16,316)	(9.9)%
Gross margin	$(278)	$14,411	$(14,689)	(101.9)%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended 2008 Cost of sales decreased by $16.3 billion (or 9.9%) due to: (1) decreased costs related to lower production volumes of $14.0 billion in GMNA; (2) a net curtailment gain of $4.9 billion in GMNA related to the 2008 UAW Settlement Agreement; (3) a decrease in wholesale sales volumes of $3.5 billion in GME; (4) non-recurring pension prior service costs of $2.2 billion recorded in GMNA in the year ended 2007; (5) manufacturing savings of $1.4 billion in GMNA from lower manufacturing costs and hourly headcount levels resulting from attrition programs and productivity improvements; and (6) favorable foreign currency translation gains of $1.4 billion in GMNA, primarily due to the strengthening of the U.S. Dollar versus the Canadian Dollar.

These decreases were partially offset by: (1) charges of $5.8 billion in GMNA related to restructuring and other costs associated with Old GM’s special attrition programs, certain Canadian facility idlings and finalization of Old GM’s negotiations with the CAW; (2) foreign currency translation losses of $2.4 billion in GME, primarily driven by the strengthening of the Euro and Swedish Krona, offset partially by the weakening of the British Pound versus the U.S. Dollar; (3) expenses of $1.7 billion in GMNA related to the salaried post-65 healthcare settlement; (4) increased content cost of $0.7 billion in GMIO driven by an increase in imported material costs at Venezuela and high inflation across the region; (5) increased Delphi related charges of $0.6 billion in GMNA related to certain cost subsidies reimbursed during the year.

Selling, General and Administrative Expense

	Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended 2008 vs. 2007 Change
			Amount	%
Selling, general and administrative expense	$14,253	$14,412	$(159)	(1.1)%

In the year ended 2008 Selling, general and administrative expense decreased by $0.2 billion (or 1.1%) primarily due to: (1) reductions in incentive and compensation and profit sharing costs of $0.4 billion in GMNA; and (2) a decrease in advertising, selling and sales promotion expenses of $0.3 billion in GMNA. These decreases were partially offset by: (1) a charge of $0.2 billion related to the 2008 Salaried Window Program in GMNA; (2) increased administrative, marketing and selling expenses of $0.2 billion in GMIO, primarily due to Old GM’s expansion in Russia and other European markets; and (3) bad debt charges of $0.2 billion.

Other Expenses, net

	Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended 2008 vs. 2007 Change
			Amount	%
Other expenses, net	$6,699	$4,308	$2,391	55.5%

In the year ended 2008 Other expenses, net increased $2.4 billion (or 55.5%) primarily due to: (1) increased charges of $3.3 billion related to the Delphi Benefit Guarantee Agreements; (2) impairment charges related to goodwill of $0.5 billion and $0.2 billion in GME and GMNA; partially offset by (3) a non-recurring charge of $0.6 billion recorded in the year ended 2007 for pension benefits granted to future and current retirees of Delphi.

Equity in Income (Loss) of and Disposition of Interest in GMAC

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Equity in income (loss) of and disposition of interest in GMAC	$916	$(1,245)	$2,161	173.6%
Impairment charges related to GMAC Common Membership Interests	(7,099)	—	(7,099)	n.m.

Total equity in income (loss) of and disposition of interest in GMAC	$(6,183)	$(1,245)	$(4,938)	n.m.

n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended 2008 Equity in loss of and disposition of interest in GMAC increased $4.9 billion due to impairment charges of $7.1 billion related to Old GM’s investment in GMAC Common Membership Interests, offset by an increase in Old GM’s proportionate share of GMAC’s income from operations of $2.2 billion.

Interest Expense

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Interest expense	$(2,525)	$(3,076)	$551	17.9%

Interest expense decreased in the year ended 2008 by $0.6 billion (or 17.9%) due to the de-designation of certain derivatives as hedges of $0.3 billion and an adjustment to capitalized interest of $0.2 billion.

Interest Income and Other Non-Operating Income, net

	Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended 2008 vs. 2007 Change
			Amount	%
Interest income and other non-operating income, net	$424	$2,284	$(1,860)	(81.4)%

In the year ended 2008 Interest income and other non-operating income, net decreased by $1.9 billion (or 81.4%) primarily due to impairment charges of $1.0 billion related to Old GM’s GMAC Preferred Membership Interests in the year ended 2008 and a reduction in interest earned on cash balances of $0.3 billion due to lower market interest rates and lower cash balances on hand.

Income Tax Expense

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Income tax expense	$1,766	$36,863	$(35,097)	(95.2)%

Income tax expense decreased in the year ended 2008 by $35.1 billion (or 95.2%) due to the effect of recording valuation allowances of $39.0 billion against Old GM’s net deferred tax assets in the United States, Canada and Germany in the year ended 2007, offset by the recording of additional valuation allowances in the year ended 2008 of $1.9 billion against Old GM’s net deferred tax assets in South Korea, the United Kingdom, Spain, Australia, other jurisdictions.

Equity Income, net of tax

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
SGM and SGMW	$312	$430	$(118)	(27.4)%
Other equity interests	(126)	94	(220)	n.m.

Total equity income, net of tax	$186	$524	$(338)	n.m.

n.m. = not meaningful

In the year ended 2008 Equity income, net of tax decreased by $0.3 billion due to: (1) lower earnings at SGM driven by a volume decrease, mix deterioration and higher sales promotion expenses, partially offset by higher earnings at SGMW driven by a volume increase; (2) a decrease of $0.2 billion in GMNA due to impairment charges and lower income from Old GM’s investments in NUMMI and CAMI.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Changes in Consolidated Financial Condition

(Dollars in millions, except share amounts)

	Successor	Predecessor
	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$22,679	$14,053
Marketable securities	134	141

Total cash, cash equivalents and marketable securities	22,813	14,194
Restricted cash	13,917	672
Accounts and notes receivable (net of allowance of $250 and $422)	7,518	7,918
Inventories	10,107	13,195
Assets held for sale	388	—
Equipment on operating leases, net	2,727	5,142
Other current assets and deferred income taxes	1,777	3,146

Total current assets	59,247	44,267
Non-Current Assets
Restricted cash	1,489	1,917
Equity in net assets of nonconsolidated affiliates	7,936	2,146
Assets held for sale	530	—
Equipment on operating leases, net	3	442
Property, net	18,687	39,665
Goodwill	30,672	—
Intangible assets, net	14,547	265
Deferred income taxes	564	98
Prepaid pension	98	109
Other assets	2,522	2,130

Total non-current assets	77,048	46,772

Total Assets	$136,295	$91,039

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable (principally trade)	$18,725	$22,259
Short-term debt and current portion of long-term debt	10,221	16,920
Liabilities held for sale	355	—
Postretirement benefits other than pensions	846	4,002
Accrued expenses	22,288	32,427

Total current liabilities	52,435	75,608
Non-Current Liabilities
Long-term debt	5,562	29,018
Liabilities held for sale	270	—
Postretirement benefits other than pensions	8,708	28,919
Pensions	27,086	25,178
Other liabilities and deferred income taxes	13,279	17,392

Total non-current liabilities	54,905	100,507

Total liabilities	107,340	176,115
Commitments and contingencies
Preferred stock, $0.01 par value (1,000,000,000 shares authorized and 360,000,000 shares issued and outstanding at December 31, 2009)	6,998	—
Equity (Deficit)
Old GM
Preferred stock, no par value (6,000,000 shares authorized, no shares issued and outstanding)	—	—
Preference stock, $0.10 par value (100,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $1 2/3 par value common stock (2,000,000,000 shares authorized, 800,937,541 shares issued and 610,483,231 shares outstanding at December 31, 2008)	—	1,017
General Motors Company
Common stock, $0.01 par value (2,500,000,000 shares authorized and 500,000,000 shares issued and outstanding at December 31, 2009)	5	—
Capital surplus (principally additional paid-in capital)	24,050	16,489
Accumulated deficit	(4,394)	(70,727)
Accumulated other comprehensive income (loss)	1,588	(32,339)

Total stockholders’ equity (deficit)	21,249	(85,560)
Noncontrolling interests	708	484

Total equity (deficit)	21,957	(85,076)

Total Liabilities and Equity (Deficit)	$136,295	$91,039

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Liquidity Measures

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Current ratio	1.13	0.59
Days sales outstanding (a)	17	25
Inventory turnover (a)	2.54	1.85
Days payable outstanding (a)	54	68

(a)	These measurements show the relationship of the applicable sales or cost of sales activity and the related average balance carried during the quarter ended December 31, 2009 and 2008.

Current Assets

GM

At December 31, 2009 Restricted cash of $13.9 billion was primarily comprised of $13.4 billion in our UST Credit Agreement and Canadian Health Care Trust escrow accounts. The remainder was primarily comprised of amounts prefunded related to supplier payments and other third parties and other cash collateral requirements.

At December 31, 2009 Accounts and notes receivable, net of $7.5 billion was affected by lower volumes.

At December 31, 2009 Inventories were $10.1 billion. Inventories were recorded on a FIFO basis and were affected by efforts to reduce inventory levels globally.

At December 31, 2009 current Assets held for sale of $0.4 billion were related to Saab. Saab’s Assets held for sale were primarily comprised of cash and cash equivalents, inventory and receivables.

At December 31, 2009 Equipment on operating leases, net of $2.7 billion was comprised of vehicle sales to daily rental car companies and to retail leasing customers. At December 31, 2009 there were 119,000 vehicles leased to U.S. daily rental car companies and 24,000 vehicles leased through the automotive retail portfolio. The numbers of vehicles on lease were at lower levels primarily due to the continued wind-down of our automotive retail portfolio.

Old GM

At December 31, 2008 Restricted cash of $0.7 billion was primarily comprised of amounts pre-funded related to supplier payments and other third parties and other cash collateral requirements.

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

Non-Current Assets

GM

At December 31, 2009 Restricted cash of $1.5 billion was primarily comprised of collateral for insurance related activities and other cash collateral requirements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At December 31, 2009 Equity in net assets of nonconsolidated affiliates of $7.9 billion was primarily comprised of our investment in SGM and SGMW. In connection with our application of fresh-start reporting, we recorded Equity in net assets of nonconsolidated affiliates at its fair value of $5.8 billion. In the three months ended December 31, 2009 we also recorded an investment of $1.9 billion in New Delphi.

At December 31, 2009 non-current Assets held for sale of $0.5 billion were related to certain of our operations in India (India Operations). The India Operations Assets held for sale were primarily comprised of cash and cash equivalents, inventory, receivables and property, plant and equipment. We classified these Assets held for sale as long-term at December 31, 2009 because we received a promissory note in exchange for the India Operations that will not convert to cash within one year.

At December 31, 2009 Property, net was $18.7 billion. In connection with our application of fresh-start reporting, we recorded Property at its fair value of $18.5 billion at July 10, 2009.

At December 31, 2009 Goodwill was $30.7 billion. In connection with our application of fresh-start reporting, we recorded Goodwill of $30.5 billion at July 10, 2009. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value, and the difference between the GAAP and fair value amounts gives rise to goodwill, which is a residual. Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in goodwill. Our employee benefit related accounts were recorded in accordance with ASC 712 and ASC 715 and deferred income taxes were recorded in accordance with ASC 740. There was no goodwill on an economic basis based on the fair value of our equity, liabilities and identifiable assets.

At December 31, 2009 Intangible assets, net were $14.5 billion. In connection with our application of fresh-start reporting, we recorded Intangible assets at their fair value of $16.1 billion at July 10, 2009. Newly recorded identifiable intangible assets include brand names, our dealer network, customer relationships, developed technologies, favorable contracts and other intangible assets.

At December 31, 2009 Other assets of $2.5 billion was primarily comprised of our cost method investments in GMAC common and preferred stock. In connection with our application of fresh-start reporting, we recorded our investments in GMAC common and preferred stock at their fair values of $1.3 billion and $0.7 billion at July 10, 2009. In the three months ended December 31, 2009 we recorded an impairment charge of $0.3 billion related to our investment in GMAC common stock.

Old GM

At December 31, 2008 Restricted cash of $1.9 billion was primarily comprised of collateral for insurance related activities and other cash collateral requirements.

At December 31, 2008 Equity in net assets of nonconsolidated affiliates of $2.1 billion was primarily comprised of Old GM’s investments in SGM, SGMW and GMAC. In May 2009 Old GM’s ownership interest in GMAC’s Common Membership Interests was reduced to 24.5% and at June 30, 2009 GMAC converted its status to a C corporation. At that date Old GM began to account for its investment in GMAC using the cost method rather than equity method as Old GM no longer exercised significant influence over GMAC.

At December 31, 2008 Other assets of $2.1 billion was primarily comprised of taxes other than income, derivative assets and debt issuance expense.

Current Liabilities

At December 31, 2009 Accounts payable was $18.7 billion. Accounts payable amounts were correlated, in part, with vehicle production and sales volume, which drive purchases of materials, freight costs and advertising expenditures.

At December 31, 2009 Short-term debt and current portion of long-term debt of $10.2 billion was primarily comprised of amounts we entered into or assumed under various agreements with the U.S. and Canadian governments. In addition, we assumed secured and unsecured debt obligations (including capital leases) owed by our subsidiaries.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At December 31, 2009 current Liabilities held for sale of $0.4 billion were related to Saab. Saab’s Liabilities held for sale were primarily comprised of accounts payable, warranty and pension obligations and other liabilities.

At December 31, 2009 our current OPEB obligation of $0.8 billion included the effect of the 2009 Revised UAW Settlement Agreement and other OPEB plan changes.

At December 31, 2009 Accrued expenses were $22.3 billion. Major components of accrued expenses were dealer and customer allowances, claims and discounts, deposits from rental car companies, policy, product warranty and recall campaigns, accrued payrolls and employee benefits, current pension obligation, taxes other than income taxes and liabilities related to plant closures. Accrued expenses were affected by sales volumes which affect customer deposits, dealer incentives and policy and warranty costs as well as certain liabilities MLC retained as a result of the 363 transaction.

Old GM

At December 31, 2008 Accounts payable was $22.3 billion. Accounts payable amounts were correlated, in part, with vehicle production and sales volume, which drive purchases of materials, freight costs and advertising expenditures.

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

At December 31, 2008 the current OPEB obligation of $4.0 billion represents the liability to provide postretirement medical, dental, legal service and life insurance to eligible U.S. and Canadian retirees and their eligible dependents.

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

Non-Current Liabilities

GM

At December 31, 2009 Long-term debt of $5.6 billion was primarily comprised of VEBA Notes and secured and unsecured debt obligations (including capital leases) owed by our subsidiaries. In connection with our application of fresh-start reporting, we recorded a decrease of $1.5 billion to record Long-term debt at its fair value of $2.5 billion at July 10, 2009.

At December 31, 2009 non-current Liabilities held for sale of $0.3 billion were related to certain of our operations in India (India Operations). The India Operations Liabilities held for sale were primarily comprised of accounts payable, warranty and pension obligations and other liabilities. We classified these Liabilities held for sale as long-term at December 31, 2009 because we received a promissory note in exchange for the India Operations that will not convert to cash within one year.

At December 31, 2009 our non-current OPEB obligation of $8.7 billion included the effect of the 2009 Revised UAW Settlement Agreement and other OPEB plan changes. In May 2009 the UAW, the UST and Old GM agreed to the 2009 Revised UAW Settlement Agreement, subject to the successful completion of the 363 Sale, which related to the 2008 UAW Settlement Agreement that permanently shifted responsibility for providing retiree health care from Old GM to the New Plan funded by the New VEBA. We and the UAW executed the 2009 Revised Settlement Agreement on July 10, 2009 in connection with the 363 Sale closing. The 2009

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Revised UAW Settlement Agreement significantly reduced our OPEB obligations as a result of changing the amount, form and timing of the consideration to be paid to the New VEBA, eliminating certain coverages and increasing certain cost sharing provisions.

At December 31, 2009 our non-current Pensions obligation of $27.1 billion included the effects of the 2009 Salaried Window Program, 2009 Special Attrition Program, Second 2009 Special Attrition Program, Delphi Benefit Guarantee Agreements, the 2009 Revised UAW Settlement Agreement and other employee related actions.

At December 31, 2009 Other liabilities and deferred income taxes were $13.3 billion. Major components of Other liabilities included policy and product warranty, accrued payrolls and employee benefits, postemployment benefits including facility idling reserves, and dealer and customer allowances, claims and discounts.

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

At December 31, 2008 the total non-current Pensions obligation of $25.2 billion included the effect of actual losses on plan assets, the transfer of the Delphi pension liability and other curtailments and amendments.

At December 31, 2008 Other liabilities and deferred income taxes were $17.4 billion. Major components of Other liabilities included product warranty and recall campaigns, accrued payrolls and employee benefits, insurance reserves, Delphi contingent liabilities, postemployment benefits including facility idling reserves, and dealer and customer allowances, claims and discounts.

Further information on each of our businesses and geographic segments is subsequently discussed.

GM North America

(Dollars in millions)

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Total net sales and revenue	$32,426	$24,191	$86,187	$112,448
Income (loss) attributable to stockholders before interest and income taxes	$(4,820)	$(11,092)	$(12,203)	$1,876

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Combined GM and Old GM	Old GM
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Production Volume (a)
Cars	727	1,543	1,526
Trucks	1,186	1,906	2,741

Total	1,913	3,449	4,267

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a)(b)(c)
Total GMNA	13,073	2,485	19.0%	16,567	3,565	21.5%	19,634	4,516	23.0%
Total U.S.	10,608	2,084	19.6%	13,503	2,981	22.1%	16,473	3,867	23.5%
U.S. – Cars	5,370	874	16.3%	6,756	1,257	18.6%	7,571	1,489	19.7%
U.S. – Trucks	5,238	1,210	23.1%	6,746	1,723	25.5%	8,902	2,377	26.7%
Canada	1,482	254	17.2%	1,674	359	21.4%	1,691	404	23.9%
Mexico	774	138	17.9%	1,071	212	19.8%	1,146	230	20.1%

(a)	Vehicle sales represent sales to the ultimate customer.

(b)	Includes HUMMER, Saab, Saturn and Pontiac vehicle sales data.

(c)	Vehicle sales data may include rounding differences.

July 10, 2009 Through December 31, 2009 and January 1, 2009 Through July 9, 2009

(Dollars in millions)

Total Net Sales and Revenue

	Combined GM and Old GM	Successor	Predecessor		Year Ended 2009 vs. 2008 Change
	Year Ended December 31, 2009	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
					Amount	%
Total net sales and revenue	$56,617	$32,426	$24,191	$86,187	$29,570	(34.3)%

In the periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009 several factors affected vehicle sales. The continuing tight credit markets, increasing unemployment rates and a recession in North America and GMNA’s largest market, the United States, negatively affected vehicle sales. Old GM’s well publicized liquidity issues, public speculation as to the effects of Chapter 11 proceedings and the actual Chapter 11 Proceedings negatively affected vehicle sales in North America. These

GENERAL MOTORS COMPANY AND SUBSIDIARIES

negative factors were partially offset in the period July 10, 2009 through December 31, 2009 by: (1) improved vehicle sales related to the CARS program; and (2) an increase in dealer showroom traffic and related vehicle sales in response to our new 60-Day satisfaction guarantee program, which began in early September 2009 and ended January 4, 2010.

In the year ended December 31, 2009 vehicle sales in the United States decreased by 896,000 vehicles (or 30.1%), U.S. market share decreased from 22.1% to 19.6%, vehicles sales in Canada decreased by 105,000 vehicles (or 29.2%) and vehicle sales in Mexico decreased by 74,000 (or 34.8%). In the year ended 2009 Total net sales and revenue decreased by $29.6 billion (or 34.3%) primarily due to a decrease in revenue of $36.7 billion related to volume reductions. The decline in revenue was partially offset by: (1) improved pricing, lower sales incentives and improved lease residuals of $5.4 billion; and (2) favorable vehicle mix of $2.8 billion.

Income (Loss) Attributable to Stockholders Before Interest and Income Taxes

Loss attributable to stockholders before interest and income taxes was $4.8 billion and $11.1 billion in the periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009.

Cost and expenses includes both fixed costs and costs which generally vary with production levels. Certain fixed costs, primarily labor related, have continued to decrease in relation to historical levels primarily due to various separation and other programs. However, the implementation of various separation programs, as well as reducing the estimated useful lives of Property, net resulted in significant charges in various periods.

In the period July 10, 2009 through December 31, 2009 results included the following:

•	A settlement loss of $2.6 billion related to the termination of our UAW hourly retiree medical plan and Mitigation Plan;

•	Foreign currency translation losses of $1.3 billion driven by the general strengthening of the Canadian Dollar versus the U.S. Dollar;

•	Charges of $0.3 billion primarily related to dealer wind-down costs for our Saturn dealers after plans to sell the Saturn brand and dealership network were terminated; and

•

Effects of fresh-start reporting, which included amortization of intangible assets which were established in connection with our application of fresh-start reporting, which was offset by decreased depreciation of fixed assets resulting from lower balances, and the elimination of historical deferred losses related to pension and postretirement obligations.

In the period January 1, 2009 through July 9, 2009 results included the following:

•	Incremental depreciation charges of $2.0 billion recorded by Old GM prior to the 363 sale for facilities included in GMNA’s restructuring activities and for certain facilities that MLC retained;

•	Charges of $1.1 billion related to the SUB and TSP, which replaced the JOBS Program;

•

Separation charges of $1.0 billion related to hourly and salaried employees who participated in various separation programs; which were partially offset by favorable adjustments of $0.7 billion primarily related to the suspension of the JOBS Program;

•	Foreign currency translation losses of $0.7 billion driven by the general strengthening of the Canadian Dollar versus the U.S. Dollar;

•	Charges of $0.5 billion related to dealer wind-down costs; and

•

Impairment charges of $0.2 billion related to Old GM’s investment in NUMMI and equity losses of $0.1 billion related to NUMMI and CAMI. MLC retained the investment in NUMMI, and CAMI has been consolidated since March 1, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

2008 Compared to 2007

(Dollars in Millions)

Total Net Sales and Revenue

	Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended 2008 vs. 2007 Change
			Amount	%
Total net sales and revenue	$86,187	$112,448	$(26,261)	(23.4)%

In the year ended 2008 industry vehicle sales in North America decreased by 3.1 million vehicles (or 15.6%). Industry vehicle sales decreased progressively in the first three quarters of 2008 with a sharp decline in the fourth quarter. Industry vehicle sales decreased by 331,000 vehicles (or 7.0%), decreased by 520,000 vehicles (or 9.8%) and decreased by 772,000 vehicles (or 15.6%) in the first, second and third quarters of 2008. The sharp fourth quarter decline resulted in decreased vehicle sales of 1.4 million vehicles (or 31.0%). The decrease in industry vehicle sales is directly attributable to the recession in the United States brought about by the tightening of the credit markets, turmoil in the mortgage markets, reductions in housing values and volatile oil prices, all of which contributed to declining consumer confidence.

The economic factors, as previously discussed, and the resulting recession in the United States, caused a similar effect on GMNA’s vehicle sales in the year ended 2008. GMNA’s vehicle sales decreased by 951,000 vehicles (or 21.1%) to 3.6 million vehicles in 2008, with 379,000 (or 39.9%) of the decrease occurring in the fourth quarter. GMNA’s vehicle sales were 948,000 vehicles, 964,000 vehicles, 978,000 vehicles and 675,000 vehicles in the first, second, third and fourth quarters of 2008.

GMNA’s U.S. vehicle sales in the year ended 2008 followed the industry trend with steady decreases in the first three quarters with a sharp decline in the fourth quarter. GMNA’s U.S. vehicle sales decreased by 103,000 vehicles (or 11.4%), decreased by 214,000 vehicles (or 21.2%) and decreased by 218,000 vehicles (or 20.9%) in the first, second, and third quarters of 2008. The sharp fourth quarter decline resulted in decreased vehicle sales of 350,000 vehicles (or 39.0%). In the year ended 2008 GMNA’s vehicle sales also decreased in Canada by 45,000 vehicles (or 11.1%) and decreased in Mexico by 18,000 vehicles (or 7.8%).

In the year ended 2008 Total net sales and revenue decreased by $26.3 billion (or 23.4%) due primarily to: (1) a decline in volumes and unfavorable vehicle mix of $23.1 billion resulting from continued market challenges; (2) an increase of $1.8 billion in the accrual for residual support programs for leased vehicles, primarily due to the decline in residual values of fullsize pick-up trucks and sport utility vehicles in the middle of 2008; (3) unfavorable pricing of $0.7 billion; (4) a decrease in sales of components, parts and accessories of $0.6 billion; partially offset by (5) foreign currency translation of $0.3 billion due to a strengthening of the U.S. Dollar versus the Canadian Dollar. Contributing to the volume decline was revenue of $0.8 billion that was deferred in the fourth quarter of 2008 related to deliveries to dealers that did not meet the criteria for revenue recognition, either because collectability was not reasonably assured or the risks and rewards of ownership were not transferred at the time of delivery.

Cost of Sales

	Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended 2008 vs. 2007 Change
			Amount	%
Cost of sales	$90,806	$106,619	$(15,813)	(14.8)%
Gross margin	$(4,619)	$5,829	$(10,448)	(179.2)%

In the year ended 2008 Cost of sales decreased $15.8 billion (or 14.8%) primarily due to: (1) decreased costs related to lower production volumes of $14.0 billion; (2) net curtailment gain of $4.9 billion related to the 2008 UAW Settlement Agreement; (3) manufacturing savings of $1.4 billion from lower manufacturing costs and hourly headcount levels resulting from attrition

GENERAL MOTORS COMPANY AND SUBSIDIARIES

programs and productivity improvements; (4) favorable foreign currency translation gains of $1.4 billion due primarily to the appreciation of the U.S. Dollar versus the Canadian Dollar; (5) pension prior service costs of $2.2 billion recorded in the year ended 2007; and (6) gains of $0.9 billion related to the fair value of commodity and foreign currency exchange derivatives. These decreases were partially offset by: (1) charges related to restructuring and other costs associated with Old GM’s special attrition programs, certain Canadian facility idlings and finalization of Old GM’s negotiations with the CAW of $5.8 billion; (2) expenses of $1.7 billion related to the salaried post-65 healthcare settlement; (3) commodity derivative losses of $0.8 billion; (4) increased Delphi related charges of $0.6 billion related to certain cost subsidies reimbursed during the year; and (5) increased warranty expenses of $0.5 billion.

Selling, General and Administrative Expense

	Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended 2008 vs. 2007 Change
			Amount	%
Selling, general and administrative expense	$7,744	$8,368	$(624)	(7.5)%

In the year ended 2008 Selling, general and administrative expense decreased by $0.6 billion (or 7.5%) primarily due to: (1) reductions in incentive compensation and profit sharing costs of $0.4 billion; and (2) decreased advertising, selling and sales promotion expenses of $0.3 billion. These decreases were partially offset by $0.2 billion related to the 2008 Salaried Window Program.

Other Expenses, net

	Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended 2008 vs. 2007 Change
			Amount	%
Other expenses, net	$154	$552	$(398)	(72.1)

In the year ended 2008 Other expenses, net was comprised of an impairment charge related to goodwill of $154 million.

In the year ended 2007 Other expenses, net of $0.6 billion was primarily related to a nonrecurring charge for pension benefits granted to future and current retirees of Delphi.

Other Non-Operating Income, net

	Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended 2008 vs. 2007 Change
			Amount	%
Other non-operating income, net	$487	$442	$45	10.2%

In the year ended 2008 Other non-operating income, net increased by $45 million (or 10.2%) primarily due to: (1) exclusivity fee income of $105 million; (2) a gain on sale of affiliates of $49 million; (3) miscellaneous income of $22 million; partially offset by: (4) a decrease in royalty income of $133 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Equity Income (Loss), net of tax

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
NUMMI	$(118)	$(5)	$(113)	n.m.
CAMI	(72)	32	(104)	n.m.
Other	(11)	(5)	(6)	120.0%

Total equity income (loss), net of tax	$(201)	$22	$(223)	n.m.

In the year ended 2008 Equity income (loss), net of tax decreased by $0.2 billion due to impairment charges and lower income from Old GM’s investments in NUMMI and CAMI.

GM International Operations

(Dollars in millions)

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Total net sales and revenue	$15,507	$11,678	$36,850	$37,059
Income (loss) attributable to stockholders before interest and income taxes	$1,198	$(956)	$473	$1,911

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Combined GM and Old GM	Old GM
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Production Volume (a)(b)	3,456	3,145	3,191

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Includes SGM, SGMW and FAW-GM joint venture production. Ownership of 50% in SGM, 34% in SGMW and 50% in FAW-GM, under the joint venture agreements, allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM production volume in China.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a)(b)(c)(d)
Total GMIO	32,358	3,326	10.3%	28,641	2,754	9.6%	28,173	2,672	9.5%
China	13,671	1,826	13.4%	9,074	1,095	12.1%	8,457	1,032	12.2%
Brazil	3,141	596	19.0%	2,820	549	19.5%	2,463	499	20.3%
Australia	937	121	12.9%	1,012	133	13.1%	1,050	149	14.2%
Middle East Operations	1,053	117	11.1%	1,118	144	12.9%	1,276	136	10.7%
South Korea	1,455	115	7.9%	1,215	117	9.7%	1,271	131	10.3%
Argentina	517	79	15.2%	616	95	15.5%	573	92	16.1%
India	2,240	69	3.1%	1,971	66	3.3%	1,989	60	3.0%
Colombia	185	67	36.1%	219	80	36.3%	252	93	36.8%
Egypt	204	52	25.6%	262	60	23.1%	227	40	17.5%
Venezuela	137	49	36.1%	272	90	33.2%	492	151	30.7%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer.

(b)	Includes SGM, SGMW and FAW-GM joint venture vehicle sales. Ownership of 50% in SGM, 34% in SGMW and 50% in FAW-GM, under the joint venture agreements, allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture vehicle sales in China as part of global market share. Combined GM and Old GM joint venture sales in China included in vehicle sales and market share data was 1.0 million vehicles in the year ended 2009. Old GM’s joint venture vehicle sales in China included in vehicle sales and market share data was 606,000 vehicles and 516,000 vehicles in the years ended 2008 and 2007.

(c)	Vehicle sales and market share data from sales of GM Daewoo produced Chevrolet brand products in Europe are reported as part of GME. Combined GM and Old GM sales of GM Daewoo produced Chevrolet brand products in Europe was 356,000 vehicles in the year ended 2009. Old GM’s sales of GM Daewoo produced Chevrolet brand products in Europe was 434,000 vehicles and 400,000 vehicles in the years ended 2008 and 2007.

(d)	Vehicle sales data may include rounding differences.

July 10, 2009 Through December 31, 2009 and January 1, 2009 Through July 9, 2009

(Dollars in millions)

Total Net Sales and Revenue

	Combined GM and Old GM	Successor	Predecessor		Year Ended 2009 vs. 2008 Change
	Year Ended December 31, 2009	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
					Amount	%
Total net sales and revenue	$27,185	$15,507	$11,678	$36,850	$(9,665)	(26.2)%

In the periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009, several factors have continued to affect vehicle sales. The continuing tight credit markets, increasing unemployment rates and recessionary trends in many international markets, resulted in depressed sales. Old GM’s well publicized liquidity issues, public speculation as to the effects of Chapter 11 proceedings and the actual Chapter 11 Proceedings negatively affected vehicle sales in several markets. Many countries in GMIO have responded to the global recession by lowering interest rates and initiating programs to provide credit to consumers, which had a positive effect on vehicle sales. Certain countries including China, Brazil, India and South Korea have benefited from effective

GENERAL MOTORS COMPANY AND SUBSIDIARIES

government economic stimulus packages and are showing signs of a recovery. In 2010 we anticipate a challenging sales environment resulting from the global economic slowdown with a partial offset from strong sales in China and Brazil.

In the year ended 2009 Total net sales and revenue decreased by $9.7 billion (or 26.2%) due to: (1) decreased domestic wholesale sales volume and lower exports from GM Daewoo of $4.2 billion, Middle East of $2.4 billion, Australia of $1.5 billion, Venezuela of $0.9 billion, Thailand of $0.6 billion, Argentina of $0.6 billion, South Africa of $0.5 billion, and Colombia of $0.3 billion; partially offset by (2) gains on derivative instruments of $0.9 billion at GM Daewoo; (3) favorable pricing of $0.5 billion primarily due to a 60% price increase in Venezuela due to high inflation; and (4) favorable vehicle mix of $0.4 billion driven by launches of new vehicle models at GM Daewoo.

The increase in vehicle sales related to China joint ventures is not reflected in Total net sales and revenue. The results of our China joint ventures are recorded in Equity income, net of tax.

Income ( Loss) Attributable to Stockholders Before Interest and Income Taxes

Income (loss) attributable to stockholders before interest and income taxes was income of $1.2 billion and a loss of $1.0 billion in the periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009.

Costs and expenses include both fixed costs as well as costs which generally vary with production levels. Periodically, we have undertaken various separation programs, which have increased costs in the applicable periods with the goal of reducing labor costs in the long term.

Our results are affected by the earnings of our nonconsolidated equity affiliates, primarily our China joint ventures and noncontrolling interests share of earnings primarily in GM Daewoo.

In the period July 10, 2009 through December 31, 2009 results included the following:

•	Separation costs of $0.1 billion related to voluntary and involuntary separation and early retirement programs;

•	Foreign currency transaction gains of $0.1 billion primarily due to the Australian Dollar and Venezuelan Bolivar versus the U.S. Dollar; and

•

Effects of fresh-start reporting, which included amortization of intangible assets, which were partially offset by the reduced value of inventory recorded through Cost of sales which were established in connection with our application of fresh-start reporting and decreased depreciation of fixed assets resulting from lower balances.

In the period January 1, 2009 through July 9, 2009 results included a foreign currency transaction loss of $0.4 billion related to foreign currency transactions outside of the official exchange market in Venezuela.

In the period ended January 1, 2009 through July 9, 2009 negative gross margin was driven by significant sales volume declines, which was not offset totally by declines in cost of sales due to high fixed manufacturing overhead and foreign currency transaction loss of $0.4 billion related to foreign currency transactions outside of the official exchange market in Venezuela.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

2008 Compared to 2007

(Dollars in Millions)

Total Net Sales and Revenue

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Total net sales and revenue	$36,850	$37,059	$(209)	(0.6)%

Industry vehicle sales increased in the GMIO region in the first half of 2008 by 1.4 million vehicles (or 9.8%). As the global financial crisis, brought about by the tightening of the credit markets, volatile oil prices, slowdown of economic growth and declining consumer confidence, spread to the region, industry vehicle sales decreased 908,000 vehicles (or 6.4%) in the second half of 2008.

In the year ended 2008 industry vehicle sales in the GMIO region increased by 468,000 vehicles (or 1.7%) primarily due to increases in China of 616,000 vehicles (or 7.3%), in Brazil of 358,000 vehicles (or 14.5%) and Indonesia of 173,000 vehicles (or 39.9%). The growth from these markets more than offset the decline of 271,000 vehicles (or 5.1%) in Japan, 220,000 vehicles (or 44.8%) in Venezuela 158,000 vehicles (or 12.4%) in the Middle East and 124,000 vehicles (or 20.2%) in South Africa.

In the year ended 2008, Total net sales and revenue decreased by $0.2 billion (or 0.6%) due to: (1) our determination that certain of our derivative cash flow hedge instruments were no longer effective resulting in the termination of hedge accounting treatment of $2.1 billion; (2) decrease in sales volume driven by decreased wholesale volumes of $0.3 billion mainly in Venezuela, GM Daewoo, Colombia and South Africa; offset by (3) favorable foreign currency translation effect of $1.2 billion, related to the Brazilian Real, Euro and Australian Dollar versus the U.S. Dollar; (4) favorable net vehicle pricing of $0.6 primarily in Venezuela due to high inflation and Brazil as a result of industry growth and high demand in the first half of 2008; and (5) favorable product mix of $0.4 billion.

The decrease in vehicle sales related to China joint ventures is not reflected in Total net sales and revenue as China joint venture revenue is not consolidated in the financial results.

GMIO’s vehicle sales were similar to the industry vehicle sales as their vehicle sales began to moderate in the third quarter and fell sharply during the fourth quarter of 2008. GMIO’s vehicle sales increased by 76,000 vehicles (or 11.5%), increased by 102,000 vehicles (or 16.2%) and increased by 19,000 vehicles (or 2.8%) in the first, second and third quarters of 2008. GMIO’s vehicle sales decreased by 115,000 vehicles (or 15.9%) in the fourth quarter of 2008. GMIO’s China vehicle sales increased by 22,000 vehicles (or 7.4%), increased by 45,000 vehicles (or 19.3%) and increased by 10,000 vehicles (or 4.4%) in the first, second and third quarters of 2008. GMIO’s vehicle sales in China decreased by 14,000 vehicles (or 5.1%) in the fourth quarter of 2008. The decline in GMIO’s vehicle sales and vehicle sales in China, in the second half of 2008, was attributable to the same global economic factors affecting the GMIO region mentioned above. Despite the downturn in GMIO’s vehicle sales in the second half of 2008, GMIO capitalized on the demand in the China passenger and light commercial vehicle markets. GMIO increased its vehicle sales throughout the region in 2008, in part due to strong sales in China where volumes exceeded 1.0 million vehicles for the second consecutive year.

Cost of Sales

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Cost of sales	$34,178	$32,963	$1,215	3.7%
Gross margin	$2,672	$4,096	$(1,424)	(34.8)%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended 2008 cost of sales increased by $1.2 billion (or 3.7%) primarily due to: (1) increased content cost of $0.7 billion driven by an increase in imported material costs at Venezuela and high inflation across the region primarily in Venezuela, Argentina and South Africa; (2) unfavorable product mix of $0.4 billion; and (3) foreign currency exchange transaction losses on purchases of treasury bills in the region of $0.2 billion.

Selling, General and Administrative Expense

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Selling, general and administrative expense	$2,682	$2,482	$200	8.1%

In the year ended 2008 Selling, general and administrative expense increased by $200 million (or 8.1%) primarily due to Old GM’s expansion in Russia and other European markets.

Other Non-Operating Income, net

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Other non-operating income, net	$101	$175	$(74)	(42.3)%

In the year ended 2008 Other non-operating income, net decreased by $74 million (or 42.3%) primarily due to insurance premiums received of $89 million, in 2007.

Equity Income, net of tax

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
SGM and SGMW	$312	$430	$(118)	(27.4)%
Other equity interests	17	26	(9)	(34.6)%

Total equity income, net of tax	$329	$456	$(127)	(27.9)%

In the year ended 2008 Equity income, net of tax decreased by $0.1 billion (or 27.9%) due to lower earnings at SGM.

Net (income) Loss Attributable to Noncontrolling Interests Before Interest and Income Taxes

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Net (income) loss attributable to noncontrolling interests before interest and income taxes	$53	$(334)	$387	115.9%

In the year ended 2008 Net (income) loss attributable to noncontrolling interest before interest and income taxes decreased by $0.4 billion (or 115.7%) due to lower income at GM Daewoo.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Europe

(Dollars in millions)

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Total net sales and revenue	$11,520	$12,590	$34,388	$37,478
Loss attributable to stockholders before interest and income taxes	$(805)	$(2,823)	$(2,637)	$(410)

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Combined GM and Old GM	Old GM
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Production Volume (a)	1,134	1,550	1,828

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a)(b)(c)
Total GME	18,827	1,667	8.9%	21,968	2,043	9.3%	23,123	2,182	9.4%
Germany	4,049	382	9.4%	3,425	300	8.8%	3,482	331	9.5%
United Kingdom	2,223	287	12.9%	2,485	384	15.4%	2,800	427	15.2%
Italy	2,349	189	8.0%	2,423	202	8.3%	2,778	237	8.5%
Russia	1,494	142	9.5%	3,024	338	11.2%	2,707	260	9.6%
France	2,686	119	4.4%	2,574	114	4.4%	2,584	125	4.8%
Spain	1,075	94	8.7%	1,363	107	7.8%	1,939	171	8.8%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer including sales of Chevrolet brand products in the region. The financial results from sales of GM Daewoo produced Chevrolet brand products are reported as part of GMIO. Combined GM and Old GM sales of GM Daewoo produced Chevrolet brand products included in vehicle sales and market share data was 356,000 vehicles in the year ended 2009. Old GM’s sales of GM Daewoo produced Chevrolet brand products included in vehicle sales and market share data was 434,000 and 400,000 vehicles in the years ended 2008 and 2007.

(b)	Includes Saab vehicle sales data.

(c)	Vehicle sales data may include rounding differences.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

July 10, 2009 Through December 31, 2009 and January 1, 2009 Through July 9, 2009

(Dollars in millions)

Total Net Sales and Revenue

	Combined GM and Old GM	Successor	Predecessor		Year Ended 2009 vs. 2008 Change
	Year Ended December 31, 2009	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
					Amount	%
Total net sales and revenue	$24,110	$11,520	$12,590	$34,388	$(10,278)	(29.9)%

In the periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009 several factors have continued to affect vehicle sales. The continuing tight credit markets, increasing unemployment rates and a recession in many international markets, resulted in depressed sales. Old GM’s well publicized liquidity issues, public speculation as to the effects of Chapter 11 proceedings and the actual Chapter 11 Proceedings negatively affected vehicle sales in several markets as well as the announcement that Old GM was seeking a majority investor in Adam Opel, which was a condition to receiving financing from the German government. Certain countries including Germany benefited from effective government economic stimulus packages and are showing signs of a recovery. For the remainder of 2010, we anticipate a challenging sales environment resulting from the continuation of the global economic slowdown.

In the year ended 2009 Total net sales and revenue decreased by $10.3 billion (or 29.9%) due to: (1) decreased domestic wholesale sales volume of $4.8 billion; (2) net unfavorable effect of $3.7 billion in foreign currency translation and transaction losses, driven primarily by the strengthening of the U.S. Dollar versus the Euro; (3) decreased sales revenue at Saab of $1.2 billion; (4) lower powertrain and parts and accessories revenue of $0.8 billion; partially offset by (5) favorable vehicle pricing of $1.3 billion.

In line with the industry trends previously noted, revenue decreased due to wholesale volume decreases of 405,000 vehicles (or 24.8%).

Loss Attributable to Stockholders Before Interest and Income Taxes

In the periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009 Loss attributable to stockholders before interest and income taxes was $0.8 billion and $2.8 billion.

Cost and expenses includes both fixed costs as well as costs which generally vary with production levels. Certain fixed costs, primarily labor related, have continued to decrease in relation to historical levels primarily due to various separation and other programs implemented in order to reduce labor costs. However, in the period January 1, 2009 through July 9, 2009 the implementation of various separation programs and incremental depreciation contributed to decreased margins. In the period July 10, 2009 through December 31, 2009 the effect of fresh-start reporting, especially the reduced value for inventory favorably affected results.

In the period July 10, 2009 through December 31, 2009 results included the following:

•

Effects of fresh-start reporting primarily consisted of the fair value of inventory which was a decrease from the historical book value and was recorded in cost of sales and depreciation and amortization related to the fair value of fixed assets and special tools, partially offset by increased amortization of intangible assets which were established in connection with our application of fresh-start reporting.

In the period January 1, 2009 through July 9, 2009 results included the following:

•	Other expenses of $0.8 billion primarily represented charges related to the deconsolidation of Saab. Saab filed for reorganization protection under the laws of Sweden in February 2009

GENERAL MOTORS COMPANY AND SUBSIDIARIES

2008 Compared to 2007

(Dollars in Millions)

Total Net Sales and Revenue

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Total net sales and revenue	$34,388	$37,478	$(3,090)	(8.2)%

In the year ended 2008 industry vehicle sales began to decline in the second quarter followed by a sharp decline in the third and fourth quarters. Industry vehicle sales increased by 236,000 vehicles (or 4.1%) and by 134,000 vehicles (or 2.2%) in the first and second quarters of 2008. Industry vehicle sales decreased by 340,000 vehicles (or 6.1%) and by 1.2 million vehicles (or 20.6%) in the third and fourth quarters of 2008. The decline of industry vehicle sales reflected the recession in Western Europe and the indirect effect of the tightening of credit markets, volatile oil prices, slowdown of economic growth and declining consumer confidence around the world.

In the year ended 2008, industry vehicle sales decreased by 1.2 million vehicles (or 5.0%). The decline in industry vehicle sales primarily resulted from a decrease of 577,000 vehicles (or 29.7%) in Spain; a decrease of 354,000 vehicles (or 12.8%) in Italy; a decrease in the United Kingdom of 314,000 vehicles (or 11.2%), a net decrease in various other markets in Western Europe of 225,000 vehicles (or 2.3%); and a decrease in Turkey of 109,000 vehicles (or 17.2%). These decreases were partially offset by an increase of 317,000 vehicles (or 11.7%) in Russia and an increase of 92,000 vehicles (or 15.4%) in Ukraine.

The trend in GME’s vehicle sales mirrored that of the industry trend mentioned above. GME’s vehicle sales increased by 19,000 vehicles (or 3.4%) and by 16,000 vehicles (or 2.8%) in the first and second quarters of 2008. GME’s vehicle sales decreased by 64,000 vehicles (or 12.3%) and by 110,000 vehicles (or 20.7%) in the third and fourth quarters of 2008. The decline with each quarter in GME’s vehicle sales was attributable to the same economic factors affecting the industry mentioned above.

In the year ended 2008 Total net sales and revenue decreased by $3.1 billion (or 8.2%) due to: (1) lower wholesale sales volume outside of Russia of $4.4 billion; (2) unfavorable vehicle mix of $0.6 billion; offset by (3) a net favorable effect in foreign currency translation of $2.0 billion, driven mainly by the strengthening of the Euro and Swedish Krona, offset partially by the weakening of the British Pound versus the U.S. Dollar.

In line with the industry trends noted above, GME’s revenue, which excludes sales of Chevrolet brand products, decreased most significantly in Spain, where wholesale volumes decreased by 67,000 vehicles (or 46.9%), followed by the United Kingdom, where wholesale volumes decreased by 43,000 vehicles (or 10.5%), and Italy, where wholesale volumes decreased by 41,000 vehicles (or 21.3%). These decreases were partially offset as wholesale volumes in Russia increased by 22,000 vehicles (or 29.6%).

Cost of Sales

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Cost of sales	$33,838	$35,254	$(1,416)	(4.0)%
Gross margin	$550	$2,224	$(1,674)	(75.3)%

In the year ended 2008 Cost of sales decreased by $1.4 billion (or 4.0%) due to decreased wholesale sales volumes of $3.5 billion offset by an unfavorable effect in foreign currency translation of $2.4 billion, driven mainly by the strengthening of the Euro and Swedish Krona.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Selling, General and Administrative Expense

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Selling, general and administrative expense	$2,816	$2,781	$35	1.3%

In the year ended 2008 Selling, general and administrative expense increased by $35 million (or 1.3%) primarily due to an unfavorable effect in foreign currency translation of $87 million related to the Euro versus the U.S. Dollar offset by a decrease in administrative and other expenses of $35 million.

Other Expenses, net

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Other expenses, net	$456	$—	$456	n.m.

n.m. = not meaningful

In the year ended 2008 Other expenses, net increased by $0.5 billion due to an impairment charge related to goodwill.

Other Non-Operating Income, net

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Other non-operating income, net	$7	$130	$(123)	(94.6)%

In the year ended 2008 Other non-operating income, net decreased by $123 million primarily as a result of a favorable settlement of value added tax claims with the United Kingdom tax authorities of $115 million in the year ended 2007.

Net (Income) Loss Attributable to Noncontrolling Interests Before Interest and Income Taxes

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Net (income) loss attributable to noncontrolling interests before interest and income taxes	$22	$(27)	$49	181.5%

In the year ended 2008 Net (income) loss attributable to noncontrolling interests before interest and income taxes increased by $49 million (or 181.5%) due to declines in profits at Isuzu Motors Polska.

Corporate

(Dollars in millions)

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Total net sales and revenue	$145	$328	$1,247	$2,390
Net income (loss) attributable to stockholders	$167	$123,887	$(16,627)	$(41,884)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Nonsegment operations are classified as Corporate. Corporate includes investments in GMAC, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, certain nonsegment specific revenues and expenses, including costs related to the Delphi Benefit Guarantee Agreements and a portfolio of automotive retail leases.

July 10, 2009 Through December 31, 2009 and January 1, 2009 Through July 9, 2009

(Dollars in millions)

Total Net Sales and Revenue

	Combined GM and Old GM	Successor	Predecessor		Years Ended 2009 vs. 2008 Change
	Year Ended December 31, 2009	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
					Amount	%
Total net sales and revenue	$473	$145	$328	$1,247	$(774)	(62.1)%

Total net sales and revenue includes lease financing revenue from a portfolio of automotive retail leases. We anticipate this portfolio of automotive retail leases to be substantially liquidated by December 2010.

In the year ended 2009 Total net sales and revenue decreased by $0.8 billion (or 62.1%) due to a decrease in other financing revenue of $0.7 billion (or 68.4%) related to the liquidation of automotive retail leases. Average outstanding leases on-hand for combined GM and Old GM were 73,000 and 236,000 for the year ended 2009 and 2008.

Net income Attributable to Stockholders

In the periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009 Net income attributable to stockholders was $0.2 billion and $123.9 billion.

In the period July 10, 2009 through December 31, 2009 results included the following:

•	Foreign currency transaction and translation gains, net of $0.3 billion; and

•	Interest expense of $0.7 billion primarily related to interest expense of $0.3 billion on UST Loans and $0.2 billion on GMIO debt.

In the period January 1, 2009 through July 9, 2009 results included the following:

•	Centrally recorded Reorganization gains, net of $128.2 billion which is more fully discussed in Note 2 to the consolidated financial statements;

•	Charges of $0.4 billion for settlement with the PBGC associated with the Delphi Benefit Guarantee Agreements;

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

•

Amortization of discounts related to the UST Loan, EDC Loan and DIP Facilities of $3.7 billion. In addition, Old GM incurred interest expense of $1.7 billion primarily related to interest expense of $0.8 billion on unsecured debt balances, $0.4 billion on the UST Loan Facility and $0.2 billion on GMIO debt; and

•

Loss related to the extinguishment of the UST GMAC Loan of $2.0 billion when the UST exercised its option to convert outstanding amounts to shares of GMAC’s Class B Common Membership Interests. This loss was partially offset by a gain on extinguishment of debt of $0.9 billion related to an amendment to Old GM’s $1.5 billion U.S. term loan in March 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

2008 Compared to 2007

Total Net Sales and Revenue

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Total net sales and revenue	$1,247	$2,390	$(1,143)	(47.8)%

In the year ended 2008 Total net sales and revenue decreased by $1.1 billion (or 47.8%) primarily due to a decrease in other financing revenue for the liquidation of automotive operating leases. Average outstanding leases on-hand for Old GM was 236,000 and 455,000 for the year ended December 31, 2008 and 2007.

Cost of Sales

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Cost of Sales	$177	$93	$84	90.3%

In the year ended 2008 Cost of sales increased by $84 million (or 90.3%) primarily due to: (1) loss on foreign exchange and interest rate derivatives of $252 million; (2) a decrease in foreign exchange gain on a transfer pricing transaction between Corporate and GMCL of $159 million; offset by (3) a favorable foreign currency translation effect on our debt denominated in Euros of $267 million.

Selling, General and Administrative Expense

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Selling, general and administrative expense	$1,012	$780	$232	29.7%

In the year ended 2008 Selling, general and administrative expense increased by $232 million (or 29.7%) primarily due to an increase in legal expense of $177 million.

Other Expenses, net

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Delphi charges	$4,797	$1,547	$3,250	n.m.
Other	1,292	2,208	(916)	(41.5)%

Total other expenses, net	$6,089	$3,755	$2,334	62.2%

n.m. = not meaningful

In the year ended 2008 Other expenses, net increased by $2.3 billion (or 62.2%) primarily due to increased charges related to the Delphi Benefit Guarantee Agreements of $3.3 billion offset by a decrease in depreciation of $0.7 billion related to the liquidation of the portfolio of automotive retail leases.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Equity in Income (Loss) of and Disposition of Interest in GMAC

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Equity in income (loss) of and disposition of interest in GMAC	$916	$(1,245)	$2,161	173.6%
Impairment charges related to GMAC Common Membership Interests	(7,099)	—	(7,099)	n.m.

Total equity in income (loss) of and disposition of interest in GMAC	$(6,183)	$(1,245)	$(4,938)	n.m.

n.m. = not meaningful

In the year ended 2008 Equity in loss of and disposition of interest in GMAC increased $4.9 billion due to impairment charges of $7.1 billion related to Old GM’s investment in GMAC Common Membership Interests, offset by an increase in Old GM’s proportionate share of GMAC’s income from operations of $2.2 billion.

Interest Expense

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Interest expense	$(2,525)	$(3,076)	$551	17.9%

In the year ended 2008 Interest expense decreased by $0.6 billion (or 17.9%) due to the de-designation of certain derivatives as hedges of $0.3 billion and adjustment to capitalized interest of $0.2 billion.

Interest Income

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Interest income	$655	$1,228	$(573)	(46.7)%

In the year ended 2008 Interest income decreased by $0.6 billion (or 46.7%) due to a reduction in interest earned of $0.3 billion due to lower market interest rates and lower cash balances on hand and nonrecurring favorable interest of $0.2 billion recorded in the year ended 2007 resulting from various tax related items.

Other Non-Operating Income (Expense), net

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Impairment related to GMAC Preferred Membership Interests	$(1,001)	$—	$(1,001)	n.m.
Other	175	308	(133)	(43.2)%

Total other non-operating income (expense), net	$(826)	$308	$(1,134)	n.m.

n.m. = not meaningful

In the year ended 2008 Other non-operating income (expense), net decreased by $1.1 billion primarily due to impairment charges of $1.0 billion related to Old GM’s GMAC Preferred Membership Interests.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Gain on Extinguishment of Debt

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Gain on extinguishment of debt	$43	$—	$43	n.m.

n.m. = not meaningful

In the year ended 2008 Gain on extinguishment of debt related to a settlement gain recorded for the issuance of 44 million shares of common stock in exchange for $498 million principal amount of our the Series D debentures, which were retired and cancelled.

Income Tax Expense

	Predecessor		Year Ended 2008 vs. 2007 Change
	Year Ended December 31, 2008	Year Ended December 31, 2007
			Amount	%
Income tax expense	$1,766	$36,863	$(35,097)	(95.2)%

In the year ended 2008 Income tax expense decreased by $35.1 billion (or 95.2%) due to the effect of recording valuation allowances of $39.0 billion against Old GM’s net deferred tax assets in the United States, Canada and Germany in the year ended 2007, offset by the recording of additional valuation allowances in the year ended 2008 of $1.9 billion against Old GM’s net deferred tax assets in South Korea, the United Kingdom, Spain, Australia, and other jurisdictions.

Liquidity and Capital Resources

Liquidity Overview

In the period July 10, 2009 through December 31, 2009 we had positive operating cash flow of $971 million, and our available liquidity was $22.8 billion at December 31, 2009, not including funds available under credit facilities of $618 million or in the UST Credit Agreement and HCT escrow accounts of $13.4 billion.

Although our cost reduction initiatives have alleviated our short-term cash needs, we still expect to have substantial cash requirements going forward. Our known material future uses of cash include the following:

•	Estimated capital expenditures of $6.1 billion in the year ending 2010;

•

The restructuring of the Opel/Vauxhall operations and our other European operations in 2010, which may include costs to implement other long-term cost savings and restructuring plans such as potential capacity reduction programs;

•

Quarterly payments to the UST and EDC of $1.0 billion and $192 million with a release of equivalent amounts from our escrow funds, which began in the fourth quarter of 2009. In the event of an initial public offering of our equity, this payment schedule would be suspended. In addition, any excess funds in our escrow account at June 30, 2010 must be applied towards the repayment of the UST Loans and Canadian Loan. Any funds remaining in our escrow account after repayment of the loans will be released to us. We also have the right to prepay these loans prior to the stated maturities without premium or penalty;

•

Certain payments under the 2009 Revised UAW Settlement Agreement including: (1) VEBA Notes of $2.5 billion and accrued interest, at an implied interest rate of 9.0% per annum, are scheduled to be repaid in three equal installments of $1.4 billion on

GENERAL MOTORS COMPANY AND SUBSIDIARIES

July 15 of 2013, 2015 and 2017. We also have the right to prepay these loans prior to the stated maturities without premium or penalty; (2) dividends payable on 260 million shares of our Series A Preferred Stock which have a liquidation preference of $25.00 per share and accrue cumulative dividends of 9.0% per annum; and (3) two years funding of claims costs for individuals that elected the Second 2009 Special Attrition Program; and

•	Debt payments of $3.3 billion in 2010 (excluding payments to the UST and EDC and payments on the VEBA Notes).

We believe that our current level of cash and restricted cash will be sufficient to meet our liquidity needs.

However, our liquidity plans are subject to a number of risks and uncertainties, including those discussed in “Risk Factors,” some of which are outside our control. Macro-economic conditions could limit our ability to successfully execute our business plans and, therefore, adversely affect our liquidity plans.

Available Liquidity

Available liquidity includes cash balances, marketable securities and readily-available VEBA assets. At December 31, 2009 available liquidity was $22.8 billion, not including funds available under credit facilities of $618 million or in the UST Credit Agreement and HCT escrow accounts of $13.4 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

At December 31, 2009 we were in the process of changing our payment terms for the majority of our direct material, service parts and logistics suppliers from payments to be made on the second day after the second month end based on the date of purchase, which averages 47 day payment terms, to weekly payments. This change did not affect the average of 47 days that account payables are outstanding, but it did reduce volatility with respect to our intra-month liquidity and reduced our cash balances and liquidity at each month end. The change to weekly payment terms results in a better match between the timing of our receipt and disbursement of cash, which reduces volatility in our cash balances and lowers our minimum cash operating requirements. We estimated that this change reduced our cash balances at December 31, 2009 by approximately $1.3 billion to $1.7 billion for suppliers then subject to the revised payment terms. We estimate that if the payment term conversion had been completed for all suppliers subject to this initiative the effect on our cash balance would have been a decrease of approximately $2.4 billion at December 31, 2009. We are planning to complete the payment term conversion in 2010.

We manage our global liquidity using U.S. cash investments, the UST Credit Agreement and HCT escrow accounts, cash held at our international treasury centers and available liquidity at consolidated overseas subsidiaries. The following table summarizes global liquidity (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008	December 31, 2007
Cash and cash equivalents	$22,679	$14,053	$24,817
Marketable securities	134	141	2,354
Readily-available VEBA assets	—	—	640

Available liquidity	22,813	14,194	27,811
Available under credit facilities	618	643	7,891

Total available liquidity	23,431	$14,837	$35,702

UST Credit Agreement and HCT escrow accounts (a)	13,430

Total liquidity including UST Credit Agreement and HCT escrow accounts	$36,861

(a)	Classified as restricted cash. Refer to Note 14 to the consolidated financial statements for additional information on the classification of the escrow accounts.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM

Total available liquidity increased by $2.5 billion in the period July 10, 2009 through December 31, 2009 due to positive cash flows from operating, financing and investing activities of $3.5 billion which were partially offset by a $1.1 billion reduction in our borrowing capacity on certain credit facilities. The decrease in credit facilities is primarily attributable to the November 2009 extinguishment of the German Facility.

In November 2009 we provided longer-term financing of $900 million to Adam Opel. The funding was primarily used to repay the remaining outstanding amounts of the German Facility, as well as to fund the on-going operating requirements of the Opel/Vauxhall operations.

In January 2010 in order to assist in the funding of the Opel/Vauxhall operations, we provided additional support of $930 million. This support includes the acceleration of certain payments owed under engineering services agreements to Adam Opel, which would normally be paid in April and July, 2010. The payment accelerations serve as a temporary funding source for the Opel/Vauxhall operations until more permanent financing can be arranged.

Old GM

Total available liquidity increased by $6.0 billion in the period January 1, 2009 through July 9, 2009 primarily due to positive cash flows from financing activities partially offset by negative cash flow from operating and investing activities for a net cash flow of $4.8 billion as well as an increase of $1.1 billion in available borrowing capacity under credit facilities. This was partially offset by repayments of secured lending facilities.

Available liquidity decreased to $14.2 billion at December 31, 2008 from $27.8 billion at December 31, 2007 primarily as a result of negative operating cash flow driven by reduced production in North America and Western Europe, postretirement benefit payments and cash restructuring costs, and payments to Delphi; partially offset by borrowings on Old GM’s secured revolver and proceeds from the UST Loan Facility.

VEBA Assets

The following table summarizes the VEBA assets (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008	December 31, 2007
Total VEBA assets	$—	$9,969	$16,303
Readily-available VEBA assets	$—	$—	$640

GM

We transferred all of the remaining VEBA assets along with other consideration to the New VEBA within 10 business days after December 31, 2009, in accordance with the terms of the 2009 Revised UAW Settlement Agreement. Under the terms of the 2009 Revised UAW Settlement Agreement we have an obligation for VEBA Notes of $2.5 billion and accrued interest, at an implied interest rate of 9.0% per annum, scheduled to be repaid in three equal installments of $1.4 billion in July of 2013, 2015 and 2017.

Under the terms of the 2009 Revised UAW Settlement Agreement, we are released from UAW retiree health care claims incurred after December 31, 2009. All obligations of ours, the New Plan and any other entity or benefit plan of ours for retiree medical benefits for the class and the covered group arising from any agreement between us and the UAW terminated at December 31, 2009. Our obligations to the New Plan and the New VEBA are limited to the terms of the 2009 Revised UAW Settlement Agreement.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Old GM

Total VEBA assets decreased to $10.0 billion at December 31, 2008 from $16.3 billion at December 31, 2007 due to negative asset returns and a $1.4 billion withdrawal of VEBA assets in the year ended 2008. In connection with the 2008 UAW Settlement Agreement a significant portion of the VEBA assets were allocated to a separate account, which also hold the proportional investment returns on that percentage of the trust. No amounts will be withdrawn from the separate account including its investment returns from January 2008 until transfer to the New VEBA. Because of this treatment, Old GM excluded any portion of the separate account from available liquidity at and subsequent to December 31, 2007.

Credit Facilities

GM

At December 31, 2009 we had committed credit facilities of $1.7 billion, under which we had borrowed $1.5 billion leaving $223 million available. Of these committed credit facilities GM Daewoo held $1.2 billion and other entities held $0.5 billion. In addition, at December 31, 2009 we had uncommitted credit facilities of $842 million, under which we had borrowed $447 million leaving $395 million available. We and our subsidiaries use credit facilities to fund working capital needs, product programs, facilities development and other general corporate purposes.

Our largest credit facility is GM Daewoo’s $1.2 billion revolving credit facility, which was established in October 2002 with a syndicate of banks and converts into a term loan in October 2010. All outstanding amounts at October 2010 are required to be paid in four equal annual installments by October 2014. Borrowings under this facility bear interest based on Korean Won denominated certificates of deposit. The average interest rate on outstanding amounts under this facility at December 31, 2009 was 5.69%. The borrowings are secured by certain GM Daewoo property, plant and equipment, and are used by GM Daewoo for general corporate purposes, including working capital needs. At December 31, 2009 the facility was fully utilized with $1.2 billion outstanding.

The balance of our credit facilities are held by geographically dispersed subsidiaries, with available capacity on the facilities primarily concentrated at a few of our subsidiaries. At December 31, 2009 GM Hong Kong had $200 million of capacity on a term facility secured by a portion of our equity interest in SGM, with an additional $200 million revolving facility secured by the same collateral set to become available in late 2010. In addition, we expect $360 million of capacity on a secured term facility to be available to certain of our subsidiaries in Thailand over 2010 and 2011. The facilities were entered into to fund growth opportunities within GMIO and meet potential cyclical cash needs.

Old GM

At December 31, 2008 Old GM had unused credit capacity of $0.6 billion, of which $32 million was available in the U.S., $0.1 billion was available in other countries where Old GM did business and $0.5 billion was available in Old GM’s joint ventures.

Old GM had a secured revolving credit facility of $4.5 billion with a syndicate of banks, which was extinguished in June 2009. At December 31, 2008 under the secured revolving credit facility $4.5 billion was outstanding. In addition to the outstanding amount at December 31, 2008 there were letters of credit of $10 million issued under the secured revolving credit facility. Under the $4.5 billion secured revolving credit facility, borrowings were limited to an amount based on the value of the underlying collateral. In addition to the secured revolving credit facility of $4.5 billion, the collateral also secured certain lines of credit, automated clearinghouse and overdraft arrangements, and letters of credit provided by the same secured lenders, of $0.2 billion. At December 31, 2008 Old GM had $5 million available under this facility.

In August 2007 Old GM entered into a revolving credit agreement that provided for borrowings of up to $1.0 billion at December 31, 2008, limited to an amount based on the value of the underlying collateral. This agreement provided additional available liquidity that Old GM could use for general corporate purposes, including working capital needs. The underlying collateral supported a borrowing base of $0.3 billion and $1.3 billion at December 31, 2008 and 2007. At December 31, 2008 under this agreement $0.3 billion was outstanding, leaving $13 million available. This revolving credit agreement expired in August 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In November 2007 Old GM renewed a revolving secured credit facility that would provide borrowings of up to $0.3 billion. Under the facility, borrowings were limited to an amount based on the value of underlying collateral, which was comprised of a portion of Old GM’s company vehicle fleet. At December 31, 2008 the underlying collateral supported a borrowing base of $0.1 billion. The amount borrowed under this program was $0.1 billion, leaving $3 million available at December 31, 2008. This revolving secured credit facility was terminated in connection with the Chapter 11 Proceedings.

In September 2008 Old GM entered into a one-year revolving on-balance sheet securitization borrowing program that provided financing of up to $0.2 billion. The program replaced an off-balance sheet trade receivable securitization facility that expired in September 2008. The borrowing program was terminated in connection with the Chapter 11 Proceedings; outstanding amounts were fully paid, lenders’ liens on the receivables were released and the receivable assets were transferred to Old GM. This one-year revolving facility was in addition to another existing on-balance sheet securitization borrowing program that provided financing of up to $0.5 billion, which matured in April 2009 and was fully paid.

Restricted Cash and Marketable Securities

In connection with the Chapter 11 Proceedings, Old GM obtained funding of $33.3 billion from the UST and EDC under its DIP Facility. From these proceeds, $16.4 billion was deposited in escrow, of which $3.9 billion was distributed to us in the period July 10, 2009 through December 31, 2009. We have used our escrow account to acquire all Class A Membership Interests in New Delphi in the amount of $1.7 billion and acquire Nexteer and four domestic facilities and other related payments in the amount of $1.0 billion. In addition, we have made a $1.2 billion quarterly payment on the UST Loans and Canadian Loan. Any unused amounts in escrow on June 30, 2010 are required to be used to repay the UST Loans and Canadian Loan. The UST Loans and Canadian Loan are recorded in Short-term debt based on these terms.

In July 2009 $862 million was deposited into an escrow account pursuant to an agreement between Old GM, EDC, and an escrow agent. In July 2009 we subscribed for additional common shares in GMCL and paid the subscription price in cash. As required under certain agreements between GMCL, EDC, and an escrow agent, $3.6 billion of the subscription price was deposited into an escrow account to fund certain of GMCL’s pension plans and HCT obligations pending completion of certain preconditions. In September 2009 GMCL contributed $3.0 billion to the Canadian hourly defined benefit pension plan and $651 million to the Canadian salaried defined benefit pension plan, of which $2.7 billion was funded from the escrow account. In accordance with the terms of the escrow agreement, $903 million was released from the escrow account to us in September 2009. At December 31, 2009 $955 million remained in the escrow account.

Cash Flow

Operating Activities

GM

In the period July 10, 2009 through December 31, 2009 we had positive cash flows from continuing operating activities of $971 million primarily due to: (1) favorable managed working capital of $4.3 billion primarily driven by the effect of increased sales and production on accounts payable and the timing of certain supplier payments; (2) OPEB expense in excess of cash payments of $1.7 billion; (3) net income of $0.6 billion excluding depreciation, impairment charges and amortization expense (including amortization of debt issuance costs and discounts); partially offset by (4) pension contributions of $4.3 billion primarily to our Canadian hourly and salaried defined benefit pension plans; (5) restructuring cash payments of $1.2 billion; and (6) sales allowance payments in excess of accruals for sales incentives of $0.5 billion driven by a reduction in dealer stock.

Old GM

In the period January 1, 2009 through July 9, 2009 Old GM had negative cash flows from continuing operating activities of $18.3 billion primarily due to: (1) net loss of $8.3 billion excluding Reorganization gains, net, and depreciation, impairment charges and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

amortization expense (including amortization of debt issuance costs and discounts); (2) unfavorable managed working capital of $5.6 billion; (3) change in accrued liabilities of $6.8 billion; and (4) payments of $0.4 billion for reorganization costs associated with the Chapter 11 Proceedings.

In the year ended 2008 Old GM had negative cash flows from continuing operating activities of $12.1 billion on a Loss from continuing operations of $31.1 billion. That result compares with positive cash flows from continuing operating activities of $7.5 billion on a Loss from continuing operations of $42.7 billion in the year ended 2007. Operating cash flows were unfavorably affected by lower volumes and the resulting losses in North America and Western Europe, including the effect that lower production volumes had on working capital balances, and postretirement benefit payments.

Investing Activities

GM

In the period July 10, 2009 through December 31, 2009 we had positive cash flows from continuing investing activities of $2.0 billion primarily due to: (1) a reduction in restricted cash of $5.2 billion primarily related to withdrawals from the UST escrow account; (2) $0.6 billion related to the liquidation of automotive retail leases; (3) increase as a result of the consolidation of Saab of $0.2 billion; (4) tax distributions of $0.1 billion on GMAC common stock; partially offset by (5) net cash payments of $2.0 billion related to the acquisition of Nexteer, four domestic facilities and Class A Membership Interests in New Delphi; and (6) capital expenditures of $1.9 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 Old GM had negative cash flows from continuing investing activities of $21.1 billion primarily due to: (1) increase in restricted cash of $18.0 billion driven primarily by the establishment of the UST and Canadian escrow accounts; (2) capital expenditures of $3.5 billion; and (3) investment in GMAC of $0.9 billion; partially offset by (4) liquidation of operating leases of $1.3 billion.

In the year ended 2008 Old GM had negative cash flows from continuing investing activities of $1.8 billion compared to negative cash flows from continuing investing activities of $1.7 billion in the year ended 2007. Decreases in cash flows from continuing investing activities primarily related to: (1) the absence of cash proceeds of $5.4 billion from the sale of the commercial and military operations of its Allison business in 2007; (2) a decrease in the liquidation of marketable securities of $2.3 billion, which primarily consisted of sales, and maturities of highly liquid corporate, U.S. government, U.S. government agency and mortgage backed debt securities used for cash management purposes; and (3) an increase in notes receivable of $0.4 billion in 2008. These decreases were offset by: (1) a decrease in acquisitions of marketable securities of $6.4 billion; (2) a capital contribution of $1.0 billion to GMAC to restore GMAC’s adjusted tangible equity balance to the contractually required levels in 2007; (3) an increase in liquidation of operating leases of $0.4 billion; and (4) proceeds from the sale of investments of $0.2 billion in 2008.

Capital expenditures of $3.5 billion in the period January 1, 2009 through July 9, 2009 and $7.5 billion in each of the years ended 2008 and 2007 were a significant use of investing cash. Capital expenditures were primarily made for global product programs, powertrain and tooling requirements.

Financing Activities

GM

In the period July 10, 2009 through December 31, 2009 we had positive cash flows from continuing financing activities of $542 million primarily due to: (1) funding of $4.0 billion from the EDC which was converted to our equity; (2) proceeds of $1.6 billion of other long-term debt; partially offset by (3) the repayment of the German Facility of $1.8 billion; (4) payment on the UST Loans of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

$1.4 billion (including payments of $0.4 billion related to the warranty program); (5) decrease in short-term debt of $0.9 billion; (6) payments on other long-term debt of $0.5 billion; (7) payment on the Canadian Loan of $0.2 billion; and (8) preferred dividend payments of $0.1 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 Old GM had positive cash flows from continuing financing activities of $44.2 billion primarily due to: (1) proceeds from the DIP Facility of $33.3 billion; (2) proceeds from the UST Loan Facility and UST GMAC Loan of $16.6 billion; (3) proceeds from the EDC Loan Facility of $2.4 billion; (4) proceeds from the German Facility of $1.0 billion; (5) proceeds from the issuance of long-term debt of $0.3 billion; (6) proceeds from the Receivables Program of $0.3 billion; partially offset by (7) payments on long-term debt of $6.1 billion; (8) a net decrease in short-term debt of $2.4 billion; and (9) cash of $1.2 billion MLC retained as part of the 363 Sale.

In the year ended 2008 Old GM had positive cash flows from continuing financing activities of $3.8 billion compared to negative cash flows from continuing financing activities of $5.6 billion in the year ended 2007. The increase in cash flows from continuing financing activities of $9.4 billion related to: (1) borrowings on available credit facilities of $4.5 billion and the UST Loan Facility of $4.0 billion; (2) a decrease in cash dividends paid of $0.3 billion; and partially offset by (3) an increase in payments on long-term debt of $0.3 billion.

Net Asset (Debt)

The following table summarizes net asset (debt) balances (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Cash and cash equivalents	$22,679	$14,053
Marketable securities	134	141
UST credit agreement escrow and HCT escrow	13,430	—
Short-term debt and current portion of long-term debt	(10,221)	(16,920)
Long-term debt	(5,562)	(29,018)

Net asset (debt)	$20,460	$(31,744)

Other Liquidity Issues

In March 2009 the UST announced that it would provide up to $5.0 billion in financial assistance to automotive suppliers by guaranteeing or purchasing certain of the receivables payable by Old GM (Receivables Program). In connection with the 363 Sale, we assumed the obligation of the Receivables Program. In December 2009 we announced the termination of the Receivables Program, in accordance with its terms, effective in April 2010. At December 31, 2009 our equity contributions were $55 million and the UST had outstanding loans of $150 million to the Receivables Program. We do not anticipate making any additional equity contributions.

GMAC currently finances our vehicles while they are in-transit to dealers in a number of markets including the U.S. In the event GMAC significantly limits or ceases to finance in-transit vehicles, our liquidity will be adversely affected.

We have assumed $100 million of certain loan commitments which Old GM had provided to affiliated companies and critical business partners, and we have subsequently extended an additional $600 million of loan commitments. These commitments can be triggered under certain conditions and expire in the years 2010, 2011 and 2014. At December 31, 2009 we had a total commitment of $700 million outstanding with no amounts loaned.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The UST Credit Agreement and the VEBA Note Agreement contain restrictions on our ability to incur additional indebtedness, including indebtedness secured by a first-priority lien on certain of our assets. The following summarizes the restrictions to incur additional indebtedness (with certain exceptions):

•

Secured indebtedness entered into after July 10, 2009 is limited to $6.0 billion, provided that the aggregate amount of commitments under any secured revolving credit facilities shall not exceed $4.0 billion. Secured indebtedness exceeding these amounts is subject to an incurrence test under which total debt divided by 12 month trailing EBITDA cannot exceed 3:1 and also triggers repayments of 50% of the amount borrowed;

•

Unsecured indebtedness entered into after July 10, 2009 is limited to $1.0 billion and triggers repayments of 50% of the amount borrowed. Unsecured indebtedness in excess of the $1.0 billion is subject to the incurrence test previously described; and

•	The aggregate principal amount of capital lease obligations and purchase money indebtedness shall not exceed $2.0 billion.

The UST Credit Agreement, the VEBA Note Agreement and the Canadian Loan Agreement contain various events of default (including cross-default provisions) that entitle the lenders to accelerate the repayment of the loans upon the occurrence and continuation of an event of default.

The negative covenants of the Canadian Loan Agreement are substantially similar to the negative covenants under the UST Credit Agreement and the VEBA Note Agreement, as applicable to GMCL and the Subsidiary Guarantors, and also require GMCL to maintain certain minimum levels of unrestricted cash and cash equivalents and address specific requirements with respect to pension and compensation matters.

Several of our loan facilities include clauses that may be breached by a change in control, a bankruptcy or failure to maintain certain financial metric limits. The Chapter 11 proceedings and the change in control as a result of the 363 Sale triggered technical defaults in certain loans for which we have assumed the obligation. A potential breach in another loan was addressed before default with a waiver we obtained from the lender subject to renegotiation of the terms of the facility. We successfully concluded the renegotiation of these terms in September 2009. In October 2009 we repaid one of the loans in the amount of $17 million as a remedy to the default. The total amount of the two remaining loan facilities in technical default for these reasons at December 31, 2009 was $206 million. We continue to negotiate with the lenders to obtain waivers or reach settlements to cure these defaults. We have classified these loans as short-term debt at December 31, 2009.

Two of our loan facilities had financial covenant violations at December 31, 2009 related to exceeding financial ratios limiting the amount of debt held by the subsidiaries. One of these violations was cured within the 30 day cure period through the combination of an equity injection and the capitalization of intercompany loans. The $72 million loan related to our powertrain subsidiary in Italy remains in default and we continue negotiations with its lenders to cure the default.

Covenants in our UST Credit Agreement, VEBA Note Agreement, Canadian Loan Agreement and other agreements require us to provide our consolidated financial statements by March 31, 2010. We received waivers of this requirement for the agreements with the UST, New VEBA and EDC. We also provided notice to and requested waivers related to three lease facilities. The filing of our 2009 10-K and our Quarterly Report on Form 10-Q for the period ended September 30, 2009 within the automatic 90 day cure period will satisfy the requirements under these lease facility agreements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Non-Cash Charges (Gains)

The following table summarizes significant non-cash charges (gains) (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Impairment charges related to investment in GMAC Common Membership Interests	$—	$—	$7,099	$—
Impairment charges related to investment in GMAC common stock	270	—	—	—
Impairment charges related to investment in GMAC Preferred Membership Interests	—	—	1,001	—
Net curtailment gain related to finalization of the 2008 UAW Settlement Agreement	—	—	(4,901)	—
Salaried post-65 healthcare settlement	—	—	1,704	—
Impairment charges related to equipment on operating leases	18	63	759	134
Impairment charges related to long-lived assets	2	566	1,010	259
Impairment charges related to investments in equity and cost method investments	4	28	119	—
Other than temporary impairments charges related to debt and equity securities	—	11	62	72
Impairment charges related to goodwill	—	—	610	—
Change in amortization period for pension prior service costs	—	—	—	1,561
UAW OPEB healthcare settlement	2,571	—	—	—
CAW settlement	—	—	340	—
Loss (gain) on secured debt extinguishment	—	(906)	—	—
Loss on extinguishment of UST GMAC Loan	—	1,994	—	—
Gain on conversion of UST GMAC Loan	—	(2,477)	—	—
Reorganization gains, net	—	(128,563)	—	—
Valuation allowances against deferred tax assets	—	(751)	1,450	37,770

Total significant non-cash charges	$2,865	$(130,035)	$9,253	$39,796

Defined Benefit Pension Plan Contributions

Plans covering eligible U.S. salaried employees hired prior to January 2001 and hourly employees hired prior to October 15, 2007 generally provide benefits of stated amounts for each year of service as well as supplemental benefits for employees who retire with 30 years of service before normal retirement age. Salaried and hourly employees hired after these dates participate in defined contribution or cash balance plans. Our and Old GM’s policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable law and regulation, or to directly pay benefit payments where appropriate. At December 31, 2009 all legal funding requirements had been met.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes contributions made to the defined benefit pension plans or direct payments (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
U.S. hourly and salaried	$—	$—	$—	$—
Other U.S.	31	57	90	89
Non-U.S.	4,287	529	977	848

Total contributions	$4,318	$586	$1,067	$937

In 2010, we do not have any contributions due to our qualified plans. We are currently considering making a discretionary contribution to our U.S. hourly defined benefit pension plan to offset the effect of the increase to the projected benefit obligation (PBO) resulting from the Delphi Benefit Guarantee Agreements being triggered and to reduce the projected future cash funding requirements. We are currently evaluating the amount, timing and form of assets that may be contributed. We expect to contribute or pay benefits of $95 million to our other U.S. pension plan and $355 million to our non-U.S. pension plans in the year ended 2010.

The following table summarizes the funded status of pension plans (dollars in billions):

	Successor	Predecessor
	December 31,	December 31,
	2009	2008
U.S. hourly and salaried	$(16.2)	$(12.4)
U.S. nonqualified	(0.9)	(1.2)

Total U.S. pension plans	(17.1)	(13.6)
Non-U.S.	(10.3)	(11.9)

Total funded (underfunded)	$(27.4)	$(25.5)

On a U.S. GAAP basis, the U.S. pension plans were underfunded by $17.1 billion at December 31, 2009 and underfunded by $19.5 billion at July 10, 2009. The change in funded status was primarily attributable to the actual return on plan assets of $9.9 billion offset by actuarial losses of $3.1 billion, service and interest costs of $2.8 billion and $1.4 billion principally related to the Delphi Benefit Guarantee Agreements. On a U.S. GAAP basis, the non-U.S. pension plans were underfunded by $10.3 billion at December 31, 2009 and underfunded by $12.7 billion at July 10, 2009. The change in funded status was primarily attributable to employer contributions of $4.3 billion offset by actuarial losses of $1.6 billion in PBO and net detrimental exchange rate movements of $0.7 billion.

On a U.S. GAAP basis, the U.S. pension plans were underfunded by $18.3 billion at July 9, 2009 and underfunded by $13.6 billion at December 31, 2008. The change in funded status was primarily attributable to service and interest costs of $3.3 billion, curtailments, settlements and other increases to the PBO of $1.6 billion and an actual loss on plan assets of $0.2 billion offset by actuarial gains of $0.3 billion. On a U.S. GAAP basis, the non-U.S. pension plans were underfunded by $12.7 billion at July 9, 2009 and underfunded by $11.9 billion at December 31, 2008. The change in funded status was primarily attributable to actuarial losses of $1.0 billion in PBO offset by the effect of negative plan amendments of $0.6 billion.

Hourly and salaried OPEB plans provide postretirement life insurance to most U.S. retirees and eligible dependents and postretirement health coverage to some U.S. retirees and eligible dependents. Certain of the non-U.S. subsidiaries have postretirement benefit plans, although most participants are covered by government sponsored or administered programs.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the funded status of OPEB plans (dollars in billions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008
U.S. OPEB plans	$(5.8)	$(30.0)
Non-U.S. OPEB plans	(3.8)	(2.9)

Total funded (underfunded)	$(9.6)	$(32.9)

In 2008 Old GM withdrew a total of $1.4 billion from the VEBA plan assets for reimbursement of retiree healthcare and life insurance benefits provided to eligible plan participants, which liquidated this VEBA except for those assets to be transferred to the UAW as part of the 2008 UAW Settlement Agreement.

The following table summarizes net benefit payments we expect to pay, which reflect estimated future employee services, as appropriate, but does not reflect the effect of the 2009 CAW Agreement which includes terms of an independent HCT (dollars in millions):

	Years Ended December 31,
	Pension Benefits(a)		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans(b)	Non-U.S. Plans
2010	$9,321	$1,414	$489	$177
2011	$8,976	$1,419	$451	$185
2012	$8,533	$1,440	$427	$193
2013	$8,247	$1,461	$407	$201
2014	$8,013	$1,486	$390	$210
2015 – 2019	$37,049	$7,674	$1,801	$1,169

(a)	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our cash and cash equivalents.

(b)	Benefit payments presented in this table reflect the effect of the implementation of the 2009 Revised UAW Settlement Agreement, which releases us from UAW retiree healthcare claims incurred after December 31, 2009.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are used where the economics and sound business principles warrant their use. The principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets and leases.

Trade receivable securitization programs are utilized in Europe. The banks and factoring companies had a beneficial interest of $8 million and $11 million in the participating pool of trade receivables at December 31, 2009 and December 31, 2008.

Old GM participated in a trade receivables securitization program that expired in September 2008 and was not renewed. As part of this program, Old GM sold receivables to a wholly-owned bankruptcy-remote SPE. The SPE was a separate legal entity that assumed the risks and rewards of ownership of those receivables. Receivables were sold under the program at fair value and were excluded from Old GM’s consolidated balance sheet. The banks and the bank conduits had no beneficial interest in the eligible pool of receivables at December 31, 2008. Old GM did not have a retained interest in the receivables sold, but performed collection and administrative functions. The gross amount of proceeds received from the sale of receivables under this program was $1.6 billion in the year ended 2008.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers’ commitments, certain product warranty and recall claims and commercial loans made by GMAC and outstanding with certain third parties excluding residual support and risk sharing related to GMAC. The maximum potential obligation under these commitments is $842 million at December 31, 2009. This amount includes a guarantee provided to GMAC in Brazil in connection with dealer floor plan financing, which is secured by an interest in $127 million certificates of deposit purchased from GMAC to which we have title.

In May 2009 Old GM and GMAC agreed to expand repurchase obligations for GMAC financed inventory at certain dealers in Europe, Brazil and Mexico. In November 2008 Old GM and GMAC agreed to expand repurchase obligations for GMAC financed inventory at certain dealers in the United States and Canada. Our current agreement with GMAC requires the repurchase of GMAC financed inventory invoiced to dealers after September 1, 2008, with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer’s sales and service agreement. Repurchase obligations exclude vehicles which are damaged, have excessive mileage or have been altered. The repurchase obligation ended in August 2009 for vehicles invoiced through August 2008 ends in August 2010 for vehicles invoiced through August 2009 and end in August 2011 for vehicles invoiced through August 2010.

The maximum potential amount of future payments required be made to GMAC under this guarantee would be based on the repurchase value of total eligible vehicles financed by GMAC in dealer stock estimated to be $14.1 billion at December 31, 2009. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer or at auction. The fair value of the guarantee was $46 million at December 31, 2009, which considers the likelihood of dealers terminating and estimated the loss exposure for the ultimate disposition of vehicles.

Refer to Note 21 to the consolidated financial statements for additional information on guarantees we have provided.

Contractual Obligations and Other Long-Term Liabilities

We have the following minimum commitments under contractual obligations, including purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are recorded on our consolidated balance sheet. Based on this definition, the following table includes only those contracts which include fixed or minimum obligations. The majority of our purchases are not included in the table as they are made under purchase orders which are requirements based and accordingly do not specify minimum quantities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at December 31, 2009 (dollars in millions):

	Payments Due by Period
	2010	2011-2012	2013-2014	2015 and after	Total
Debt (a)	$10,062	$963	$787	$4,986	$16,798
Capital lease obligations	173	127	75	334	709
Interest payments (b)	550	357	1,225	1,483	3,615
Operating lease obligations	467	569	351	326	1,713
Contractual commitments for capital expenditures	988	67	—	—	1,055
Postretirement benefits (c)	478	611	—	—	1,089
Other contractual commitments:
Material	969	1,353	159	55	2,536
Information technology	806	91	55	—	952
Marketing	718	197	115	52	1,082
Facilities	264	230	32	3	529
Transportation	118	44	4	—	166
Rental car repurchases	3,195	—	—	—	3,195
Policy, product warranty and recall campaigns liability	3,117	3,212	818	202	7,349
Other	11	10	7	—	28

Total contractual commitments (d)(e)	$21,916	$7,831	$3,628	$7,441	$40,816

Non-contractual postretirement benefits (f)	$196	$645	$1,209	$18,512	$20,562

(a)	Projected future payments on lines of credit were based on outstanding amounts drawn at December 31, 2009.

(b)	Amounts include interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Interest payments based on variable interest rates were determined using the current interest rate in effect at December 31, 2009.

(c)	Amounts include other postretirement benefit payments under the current U.S. contractual labor agreements for 2010 and 2011 and Canada labor agreements for 2010 through 2012. Post-2009, the UAW hourly medical plan cash payments are capped at the contribution to the New VEBA.

(d)	Future payments in local currency amounts were translated into U.S. Dollars using the balance sheet spot rate at December 31, 2009.

(e)	Amounts do not include future cash payments for long-term purchase obligations which were recorded in Accounts payable or Accrued expenses at December 31, 2009.

(f)	Amount includes all expected future payments for both current and expected future service at December 31, 2009 for other postretirement benefit obligations for salaried employees and hourly postretirement benefit obligations extending beyond the current North American union contract agreements.

In connection with the 363 Sale, we assumed certain but not all of Old GM’s contractual obligations at July 10, 2009. However, we did not assume certain other leases held directly by Old GM in connection with the 363 Sale. We are currently engaged in negotiations with the lessors of certain of these leases. In exchange for consideration, MLC has agreed to let us use real estate and equipment covered by these leases until negotiations conclude with the lessors.

The table above does not reflect unrecognized tax benefits of $5.4 billion due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. Refer to Note 22 to the consolidated financial statements for additional discussion of unrecognized tax benefits.

The table above also does not reflect certain contingent loan and funding commitments that we have made. In connection with the DMDA, we established a secured delayed draw term loan facility for New Delphi in October 2009 and committed to provide loans of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

up to $500 million. We have not provided any amounts to New Delphi under the secured delayed draw term loan facility at December 31, 2009. In September 2009 we entered into a new agreement with American Axle & Manufacturing Holdings, Inc. (American Axle), in which we provided American Axle with a cash payment of $110 million and a second lien term loan facility of up to $100 million in exchange for warrants to purchase 4 million shares of American Axle’s common stock. Additional warrants will be granted if amounts are drawn on the second lien term loan facility.

In August 2007 Old GM completed the sale of the commercial and military operations of its Allison business, formerly a division of Old GM’s Powertrain Operations. As part of the transaction, Old GM entered into an agreement, which we assumed in the 363 Sale, with the buyers of Allison whereby Old GM may provide the new parent company of Allison with contingent financing of up to $100 million. This commitment expires on December 31, 2010.

The combined U.S. pension plans were underfunded under U.S. GAAP by $17.1 billion at December 31, 2009. There is no expected required funding for our U.S. hourly and salaried pension plans during 2010 through 2012. The next pension funding valuation date based on the requirements of the Pension Protection Act (PPA) of 2006 would be October 1, 2010. At that time, based on the PPA, we have the option to select a discount rate for the valuation based on either the Full Yield Curve method or the 3-Segment method, both of which are considered to be acceptable methods. A hypothetical funding valuation at December 31, 2009 using the Full Yield Curve discount rate at that time and for all future funding valuations projects contributions of $2.5 billion, $4.6 billion and $4.8 billion in 2013, 2014 and 2015 and additional contributions may be required thereafter. Alternatively, if the 3-Segment discount rate were used for the hypothetical valuation, no pension funding contributions until a contribution of $3.3 billion in 2015 are required, and additional contributions may be required thereafter. In both cases, we have assumed that the pension plans earn the expected return of 8.5% in the future. In addition to the discount rate and rate of return on assets, the pension contributions could be affected by various other factors including the effect of any legislative changes. We are currently considering making a discretionary contribution to the U.S. Hourly Defined Benefit Pension Plan. This discretionary contribution is being considered to mitigate the effect of the increase to the PBO of the U.S. Hourly Defined Benefit Pension Plan resulting from the Delphi Benefit Guarantee Agreements being triggered as well as to possibly reduce the projected future cash funding requirements.

Fair Value Measurements

In January 2008 Old GM adopted ASC 820-10, “Fair Value Measurements and Disclosures,” for financial assets and financial liabilities, which addresses aspects of fair value accounting. Refer to Note 23 to the consolidated financial statements for additional information regarding the effects of this adoption. In January 2009 Old GM adopted ASC 820-10 for nonfinancial assets and nonfinancial liabilities. Refer to Note 25 to the consolidated financial statements for additional information regarding the effects this adoption.

Fair Value Measurements on a Recurring Basis

At December 31, 2009 we used Level 3, or significant unobservable inputs, to measure $33 million (or 0.1%) of the total assets that we measured at fair value, and $705 million (or 98.7%) of the total liabilities (all of which were derivative liabilities) that we measured at fair value.

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

Significant assets and liabilities classified as Level 3, with the related Level 3 inputs, are as follows:

•

Foreign currency derivatives — Level 3 inputs used to determine the fair value of foreign currency derivative liabilities include the appropriate credit spread to measure our nonperformance risk. Given our nonperformance risk is not observable through the credit default swap market we based this measurement on an analysis of comparable industrial companies to determine the appropriate credit spread which would be applied to us and Old GM by market participants in each period.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

For periods presented after June 1, 2009 nonperformance risk for us and Old GM was not observable through the credit default swap market as a result of the Chapter 11 Proceedings and the lack of traded instruments for us after emergence. As a result, foreign currency derivatives with a fair market value of $1.6 billion were transferred from Level 2 to Level 3. Our nonperformance risk remains not directly observable through the credit default swap market at December 31, 2009 and accordingly the derivative contracts for certain foreign subsidiaries remain classified in Level 3.

In the three months ended March 31, 2009 Old GM determined the credit profile of certain foreign subsidiaries was equivalent to Old GM’s nonperformance risk which was observable through the credit default swap market and bond market based on prices for recent trades. Accordingly, foreign currency derivatives with a fair value of $2.1 billion were transferred from Level 3 into Level 2.

In December 2008 Old GM transferred foreign currency derivatives with a fair value of $2.1 billion from Level 2 to Level 3. These derivatives relate to certain of Old GM’s foreign consolidated subsidiaries where Old GM was not able to determine observable credit ratings. At December 31, 2008 the fair value of these foreign currency derivative contracts was estimated based on the credit rating of comparable local companies with similar credit profiles and observable credit ratings together with internal bank credit ratings obtained from the subsidiary’s lenders. Prior to December 31, 2008, these derivatives were valued based on Old GM’s credit rating which was observable through the credit default swap market. In the year ended 2008 we recorded a loss of $775 million related to these derivatives. These losses were excluded from the Level 3 reconciliation as the transfer occurred on December 31, 2008.

Refer to Notes 20 and 23 to the condensed consolidated financial statements for additional information regarding the use of fair value measurements.

Level 3 Assets and Liabilities

At December 31, 2009 we used Level 3 inputs to measure net liabilities of $672 million (or 0.6%) of our total liabilities. In the period January 1, 2009 through July 9, 2009 net liabilities measured using Level 3 inputs decreased from $2.3 billion to $1.4 billion primarily due to unrealized and realized gains on derivatives and the settlement of the UST warrants issued by Old GM. In the period July 10, 2009 through December 31, 2009 net liabilities measured using Level 3 inputs decreased from $1.4 billion to $672 million primarily due to unrealized and realized gains on and the settlement of derivatives.

At December 31, 2009 net liabilities of $672 million measured using Level 3 inputs were primarily comprised of foreign currency derivatives. Foreign currency derivatives were classified as Level 3 due to an unobservable input which relates to our nonperformance risk. Given our nonperformance risk is not observable through the credit default swap market we based this measurement on an analysis of comparable industrial companies to determine the appropriate credit spread which would be applied to us and Old GM by market participants in each period. At December 31, 2009 we included a $47 million non-performance risk adjustment in the fair

GENERAL MOTORS COMPANY AND SUBSIDIARIES

value measurement of these derivatives which reflects a discount of 6.5% to the fair value before considering our credit risk. We anticipate settling these derivatives at maturity at fair value unadjusted for our nonperformance risk. Credit risk adjustments made to a derivative liability reverse as the derivative contract approaches maturity. This effect is accelerated if a contract is settled prior to maturity.

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

Realized gains and losses related to assets and liabilities measured using Level 3 inputs did not have a material effect on operations, liquidity or capital resources in the periods July 10, 2009 through December 31, 2009, July 1, 2009 through July 9, 2009, January 1, 2009 through July 9, 2009 or in the year ended December 31, 2008.

Dividends

Since our formation, we have not paid any dividends on our common stock. We have no current plans to pay any dividends on our common stock. So long as any share of our Series A Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our Series A Preferred Stock, subject to exceptions such as dividends on our common stock payable solely in shares of our common stock. In addition, the UST Credit Agreement and the VEBA Note Agreement contain certain restrictions on our ability to pay dividends, other than dividends payable solely in shares of our common stock.

In particular, each of the UST Credit Agreement and the VEBA Note Agreement provides that we may not pay any such dividends on our common stock unless: no default or event of default has occurred under such agreement and is continuing at the time of such payment; and immediately prior to and after giving effect to such dividend, our consolidated leverage ratio is less than 3.00 to 1.00.

The Series A Preferred Stock accrue cumulative dividends at a rate equal to 9.0% per annum (payable quarterly on March 15, June 15, September 15 and December 15) if, as and when declared by our Board of Directors. On September 15, 2009 we paid dividends of $146 million for the period July 10, 2009 to September 14, 2009, and on December 15, 2009 we paid $203 million for the period September 15, 2009 to December 14, 2009 following approval by our Board of Directors.

Prior to December 31, 2009 the 260 million shares of Series A Preferred Stock issued to the New VEBA were not considered outstanding for accounting purposes due to the terms of the 2009 Revised UAW Settlement Agreement. As a result, $105 million of the $146 million of dividends paid on September 15, 2009 and $147 million of the $203 million of dividends paid on December 15, 2009 were recorded as a reduction of Postretirement benefits other than pensions.

Our payment of dividends in the future, if any, will be determined by our Board of Directors and will be paid out of funds legally available for that purpose.

Critical Accounting Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of asset and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. We have discussed the development, selection and disclosures of our critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosures relating to these estimates.

The critical accounting estimates that affect the consolidated financial statements and that use judgments and assumptions are listed below. In addition, the likelihood that materially different amounts could be reported under varied conditions and assumptions is discussed.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our discounted forecast of expected future cash flows included:

•

Forecasted cash flows for the six months ended December 31, 2009 and the years ending 2010 through 2014, for each of Old GM’s former segments (refer to Note 3 for a discussion of our change in segments) and for certain subsidiaries that incorporated:

•	Industry seasonally adjusted annual rate (SAAR) of vehicle sales and our related market share as follows:

•	Worldwide — 59.1 million vehicles and market share of 11.9% in 2010 increasing to 81.0 million vehicles and market share of 12.2% in 2014;

•	North America — 14.2 million vehicles and market share of 17.8% in 2010 increasing to 19.8 million vehicles and decreasing market share of 17.6% in 2014;

•	Europe — 16.8 million vehicles and market share of 9.5% in 2010 increasing to 22.5 million vehicles and 10.3% market share in 2014;

•	LAAM — 6.1 million vehicles and market share of 18.0% in 2010 increasing to 7.8 million vehicles and market share of 18.4% in 2014;

•	AP — 22.0 million vehicles and market share of 8.4% in 2010 increasing to 30.8 million vehicles and market share of 8.6% in 2014;

•	Projected product mix, which incorporates the 2010 introductions of the Chevrolet Volt, Chevrolet/Holden Cruze, Cadillac CTS Coupe, Opel/Vauxhall Meriva and Opel/Vauxhall Astra Station Wagon;

•	Projected changes in our cost structure due to restructuring initiatives that encompass reduction of hourly and salaried employment levels by approximately 18,000;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	The terms of the 2009 Revised UAW Settlement Agreement, which released us from UAW retiree healthcare claims incurred after December 31, 2009;

•	Projected capital spending to support existing and future products, which range from $4.9 billion in 2010 to $6.0 billion in 2014; and

•	Anticipated changes in global market conditions.

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

To estimate the value of our investment in nonconsolidated affiliates we used multiple valuation techniques, but we primarily used a discounted cash flow analyses. Our excess cash of $33.8 billion, including Restricted cash of $21.2 billion, represents cash in excess of the amount necessary to conduct our ongoing day-to-day business activities and to keep them running as a going concern. Refer to Note 14 for additional discussion of Restricted cash.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles our enterprise value to our estimated reorganization value and the estimated fair value of our Equity (in millions except per share amounts):

Successor
July 10, 2009
Enterprise value	$36,747
Plus: Fair value of operating liabilities (a)	80,832

Estimated reorganization value (fair value of assets) (b)	117,579
Adjustments to tax and employee benefit-related assets (c)	(6,074)
Goodwill (c)	30,464

Carrying amount of assets	$141,969

Enterprise value	$36,747
Less: Fair value of debt	(15,694)
Less: Fair value of warrants issued to MLC (additional paid-in-capital)	(2,405)
Less: Fair value of liability for Adjustment Shares	(113)
Less: Fair value of noncontrolling interests	(408)
Less: Fair value of Series A Preferred Stock (d)	(1,741)

Fair value of common equity (common stock and additional paid-in capital)	$16,386

Common shares outstanding (d)	412.5
Per share value	$39.72

(a)	Operating liabilities are our total liabilities excluding the liabilities listed in the reconciliation above of our enterprise value to the fair value of our common equity.

(b)	Reorganization value does not include assets with a carrying amount of $1.8 billion and a fair value of $2.0 billion at July 9, 2009 that MLC retained.

(c)	The application of fresh-start reporting resulted in the recognition of goodwill. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than at fair value and the difference between the U.S. GAAP and fair value amounts gives rise to goodwill, which is a residual. Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in goodwill. Our employee benefit related obligations were recorded in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits” and ASC 715, “Compensation — Retirement Benefits,” and deferred income taxes were recorded in accordance with ASC 740, “Income Taxes.”

(d)	The 260 million shares of Series A Preferred Stock, 88 million shares of our common stock, and warrant to acquire 15.2 million shares of our common stock issued to the New VEBA on July 10, 2009 were not considered outstanding until the UAW retiree medical plan was settled on December 31, 2009. The fair value of these instruments was included in the liability recognized at July 10, 2009 for this plan. The common shares issued to the New VEBA are excluded from common shares outstanding at July 10, 2009. Refer to Note 19 for a discussion of the termination of our UAW hourly retiree medical plan and Mitigation Plan and the resulting payment terms to the New VEBA.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the approximate effects that a change in the WACC and long-term growth rate assumptions would have had on our determination of the fair value of our common equity at July 10, 2009 keeping all other assumptions constant (dollars in billions except per share amounts):

Change in Assumption	Effect on Fair Value of Common Equity at July 10, 2009		Effect on Per Share Value at July 10, 2009
Two percentage point decrease in WACC	+$	2.9	+$	7.04
Two percentage point increase in WACC	–$	2.4	–$	5.76

One percentage point increase in long-term growth rate	+$	0.5	+$	1.21
One percentage point decrease in long-term growth rate	–$	0.5	–$	1.10

In order to estimate these effects, we adjusted the WACC and long-term growth rate assumptions for each of Old GM’s former segments and for certain subsidiaries. The aggregated effect of these assumption changes on each of Old GM’s former segments and for certain subsidiaries does not necessarily correspond to assumption changes made at a consolidated level.

Pensions

The defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected rate of return on plan assets and a discount rate. Due to the significant events discussed in Note 19 to the consolidated financial statements, certain of the pension plans were remeasured at various dates in the periods July 10, 2009 through December 31, 2009, January 1, 2009 through July 9, 2009 and in the years ended 2008 and 2007.

Net pension expense is calculated based on the expected return on plan assets and not the actual return on plan assets. The expected return on U.S. plan assets that is included in pension expense is determined from periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks using standard deviations, and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Differences between the expected return on plan assets and the actual return on plan assets are recorded in Accumulated other comprehensive income (loss) as an actuarial gain or loss, and subject to possible amortization into net pension expense over future periods. A market-related value of plan assets, which averages gains and losses over a period of years, is utilized in the determination of future pension expense. For substantially all pension plans, market-related value is defined as an amount that initially recognizes 60.0% of the difference between the actual fair value of assets and the expected calculated value, and 10.0% of that difference over each of the next four years. The market-related value of assets used in the calculation of expected return on U.S. pension plan assets for 2010 was $2.8 billion lower than the actual fair value of plan assets.

Another key assumption in determining net pension expense is the assumed discount rate to be used to discount plan obligations. We estimate this rate for U.S. plans, using a cash flow matching approach, also called a spot rate yield curve approach, which uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. Old GM used an iterative process based on a hypothetical investment in a portfolio of high-quality bonds rated AA or higher by a recognized rating agency and a hypothetical reinvestment of the proceeds of such bonds upon maturity using forward rates derived from a yield curve until the U.S. pension obligation was defeased. This reinvestment component was incorporated into the methodology because it was not feasible, in light of the magnitude and time horizon over which U.S. pension obligations extend, to accomplish full defeasance through direct cash flows from an actual set of bonds selected at any given measurement date.

The benefit obligation for pension plans in Canada, the United Kingdom and Germany comprise 91.9% of the non-U.S. pension benefit obligation at December 31, 2009. The discount rates for Canadian plans are determined using a cash flow matching approach, similar to the U.S. The discount rates for plans in the United Kingdom and Germany use published indices and appropriate adjustments to reflect the underlying duration of expected benefit payments.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes rates used to determine net pension expense:

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Weighted-average expected long-term rate of return on U.S. plan assets	8.50%	8.50%	8.50%	8.50%
Weighted-average expected long-term rate of return on non-U.S. plan assets	7.97%	7.74%	7.78%	7.85%
Weighted-average discount rate for U.S. plan obligations	5.63%	6.27%	6.56%	5.97%
Weighted-average discount rate for non-U.S. plan obligations	5.82%	6.23%	5.77%	4.97%

Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effect of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to expense over future periods.

The following table summarizes the unamortized actuarial (gain) loss (before tax) on U.S. and non-U.S. pension plans (dollars in billions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Unamortized actuarial (gain) loss	$(3.0)	$41.1

The following table summarizes the actual and expected return on pension plan assets (dollars in billions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
U.S. actual return	$9.9	$(0.2)	$(11.4)	$10.1
U.S. expected return	$3.0	$3.8	$8.0	$8.0
Non-U.S. actual return	$1.2	$0.2	$(2.9)	$0.5
Non-U.S. expected return	$0.4	$0.4	$1.0	$1.0

The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant:

	U.S. Plans				Non-U.S. Plans
Change in Assumption	Effect on 2010 Pension Expense		Effect on December 31, 2009 PBO		Effect on 2010 Pension Expense		Effect on December 31, 2009 PBO
25 basis point decrease in discount rate	–$	96 million	+$	2.4 billion	+$	7 million	+$	0.7 billion
25 basis point increase in discount rate	+$	88 million	–$	2.3 billion	–$	1 million	–$	0.7 billion
25 basis point decrease in expected return on assets	+$	193 million		—	+$	32 million		—
25 basis point increase in expected return on assets	–$	193 million		—	–$	32 million		—

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The U.S. pension plans generally provide covered U.S. hourly employees hired prior to October 15, 2007 with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. Early retirement supplements are also provided to those who retire prior to age 62. Hourly employees hired after October 15, 2007 participate in a cash balance pension plan. Formulas providing for such stated amounts are contained in the applicable labor contract. Pension expense in the periods July 10, 2009 through December 31, 2009, January 1, 2009 through July 9, 2009 and in the years ended 2008 and 2007 and the pension obligations at December 31, 2009 and 2008 do not comprehend any future benefit increases or decreases that may occur beyond current labor contracts. The usual cycle for negotiating new labor contracts is every four years. There is not a past practice of maintaining a consistent level of benefit increases or decreases from one contract to the next.

The following data illustrates the sensitivity of changes in pension expense and pension obligation as a result of changes in future benefit units for U.S. hourly employees, effective after the expiration of the current contract:

Change in future benefit units	Effect on 2010 Pension Expense		Effect on December 31, 2009 PBO
One percentage point increase in benefit units	+$	82 million	+$	239 million
One percentage point decrease in benefit units	–$	79 million	–$	232 million

Other Postretirement Benefits

OPEB plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including a discount rate and healthcare cost trend rates. Old GM used an iterative process based on a hypothetical investment in a portfolio of high-quality bonds rated AA or higher by a recognized rating agency and a hypothetical reinvestment of the proceeds of such bonds upon maturity using forward rates derived from a yield curve until the U.S. OPEB obligation was defeased. This reinvestment component was incorporated into the methodology because it was not feasible, in light of the magnitude and time horizon over which the U.S. OPEB obligations extend, to accomplish full defeasance through direct cash flows from an actual set of bonds selected at any given measurement date.

Beginning in September 2008, the discount rate used for the benefits to be paid from the UAW retiree medical plan during the period September 2008 through December 2009 is based on a yield curve which uses projected cash flows of representative high-quality AA rated bonds matched to spot rates along a yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. All other U.S. OPEB plans started using a discount rate based on a yield curve on July 10, 2009. The UAW retiree medical plan was settled on December 31, 2009 and the plan assets were contributed to the New VEBA as part of the payment terms under the 2009 Revised UAW Settlement Agreement. We are released from UAW retiree health care claims incurred after December 31, 2009.

An estimate is developed of the healthcare cost trend rates used to value benefit obligations through review of historical retiree cost data and near-term healthcare outlook which includes appropriate cost control measures that have been implemented. Changes in the assumed discount rate or healthcare cost trend rate can have significant effect on the actuarially determined obligation and related U.S. OPEB expense. As a result of modifications made as part of the 363 Sale, there are no significant uncapped U.S. healthcare plans remaining at December 31, 2009 and, therefore, the healthcare cost trend rate no longer has a significant effect in the U.S.

The primary non-U.S. OPEB plans cover Canadian employees. The discount rates for the Canadian plans are determined using a cash flow matching approach, similar to the U.S. OPEB obligations plans.

Due to the significant events discussed in Note 19 to the consolidated financial statements, the U.S. OPEB obligation plans were remeasured at various dates in the periods July 10, 2009 through December 31, 2009, January 1, 2009 through July 9, 2009 and in the years ended 2008 and 2007.

Significant differences in actual experience or significant changes in assumptions may materially affect the OPEB obligations. The effects of actual results differing from assumptions and the effects of changing assumptions are included in net actuarial gains and losses in Accumulated other comprehensive income (loss) that are subject to amortization over future periods.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the weighted-average discount rate used to determine net OPEB expense for the significant plans:

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Weighted-average discount rate for U.S. plans	6.81%	8.11%	7.02%	5.90%
Weighted-average discount rate for non-U.S. plans	5.47%	6.77%	5.90%	5.00%

The following table summarizes the health care cost trend rates used in the measurement of the accumulated postretirement benefit obligations (APBO) at December 31:

	Successor		Predecessor
	December 31, 2009		December 31, 2008
Assumed Healthcare Trend Rates	U.S. Plans(a)	Non U.S. Plans(b)	U.S. Plans	Non U.S. Plans
Initial healthcare cost trend rate	—%	5.4%	8.0%	5.5%
Ultimate healthcare cost trend rate	—%	3.3%	5.0%	3.3%
Number of years to ultimate trend rate	—	8	6	8

(a)	As a result of modifications made to health care plans in connection with the 363 Sale, there are no significant uncapped U.S. healthcare plans remaining at December 31, 2009 and, therefore, the healthcare cost trend rate does not have a significant effect on the U.S. plans.

(b)	The implementation of the HCT in Canada is anticipated in the near future, which will significantly reduce our exposure to changes in the healthcare cost trend rate.

The following table summarizes the effect that a change in the December 31, 2009 assumptions would have on OPEB expense and obligations on an annual basis:

	U.S. Plans				Non-U.S. Plans
Change in Assumption	Effect on 2010 OPEB Expense		Effect on December 31, 2009 APBO		Effect on 2010 OPEB Expense		Effect on December 31, 2009 APBO
25 basis point decrease in discount rate	–$	4 million	+$	0.1 billion	–$	27 million	+$	0.1 billion
25 basis point increase in discount rate	+$	3 million	–$	0.1 billion	+$	26 million	–$	0.1 billion

The following table summarizes the effect of a one-percentage point change in the assumed healthcare trend rates:

	U.S. Plans(a)		Non-U.S. Plans
Change in Assumption	Effect on 2010 Aggregate Service and Interest Cost	Effect on December 31, 2009 APBO	Effect on 2010 Aggregate Service and Interest Cost		Effect on December 31, 2009 APBO
One percentage point increase	—%	—%	+$	14 million	+$	413 million
One percentage point decrease	—%	—%	–$	11 million	–$	331 million

(a)	As a result of modifications made to health care plans in connection with the 363 Sale, there are no significant uncapped U.S. healthcare plans remaining at December 31, 2009 and, therefore, the healthcare cost trend rate does not have a significant effect in the U.S.

Layoff Benefits

UAW employees are provided with reduced wages and continued coverage under certain employee benefit programs through the U.S. SUB and TSP job security programs. The number of weeks that an employee receives these benefits depends on the employee’s classification as well as the number of years of service that the employee has accrued. A similar tiered benefit is provided to CAW

GENERAL MOTORS COMPANY AND SUBSIDIARIES

employees. Considerable management judgment and assumptions are required in calculating the related liability, including productivity initiatives, capacity actions and changes in federal and state unemployment and stimulus payments. The assumptions for the related benefit costs include the incidence of mortality, retirement, turnover and the health care trend rate, which are applied on a consistent basis with the U.S. hourly defined benefit pension plan and other U.S. hourly benefit plans. While we believe our judgments and assumptions are reasonable, changes in the assumptions underlying these estimates, which we revise each quarter, could result in a material effect on the financial statements in a given period.

Deferred Taxes

We establish and Old GM established valuation allowances for deferred tax assets based on a more likely than not threshold. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider and Old GM considered the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our and Old GM’s experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize and Old GM utilized a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years. However, because a substantial portion of those cumulative losses relate to various non-recurring matters, those three-year cumulative results are adjusted for the effect of these items. In addition the near- and medium-term financial outlook is considered when assessing the need for a valuation allowance.

If, in the future, we generate taxable income in jurisdictions where we have recorded full valuation allowances, on a sustained basis, our conclusion regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. If our operations generate taxable income prior to reaching profitability on a sustained basis, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

The valuation of deferred tax assets requires judgment and accounting for deferred tax consequences of events that have been recorded in the financial statements or in the tax returns and our future profitability represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. In 2008 because Old GM concluded there was substantial doubt related to its ability to continue as a going concern, it was determined that it was more likely than not that it would not realize its net deferred tax assets in most jurisdictions even though certain of these entities were not in three-year adjusted cumulative loss positions. In July 2009 with U.S. parent company liquidity concerns resolved in connection with the Chapter 11 Proceedings and the 363 Sale, to the extent there was no other significant negative evidence, we concluded that it is more likely than not that we would realize the deferred tax assets in jurisdictions not in three-year adjusted cumulative loss positions.

See Note 22 to the consolidated financial statements for more information regarding the recording of valuation allowances.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Valuation of Vehicle Operating Leases and Lease Residuals

In accounting for vehicle operating leases, a determination is made at the inception of a lease of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from nine months to four years. A customer is obligated to make payments during the term of a lease to the contract residual. A customer is not obligated to purchase a vehicle at the end of a lease and we are and Old GM was exposed to a risk of loss to the extent the value of a vehicle is below the residual value estimated at contract inception.

Residual values are initially determined by consulting independently published residual value guides. Realization of residual values is dependent on the future ability to market vehicles under prevailing market conditions. Over the life of a lease, the adequacy of the estimated residual value is evaluated and adjustments are made to the extent the expected value of a vehicle at lease termination declines. Adjustments may be in the form of revisions to depreciation rates or recognition of impairment charges. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying amount of the asset. Additionally, for automotive retail leases, an adjustment may also be made to the estimate of marketing incentive accruals for residual support and risk sharing programs initially recorded when the vehicles are sold.

With respect to residual values of automotive leases to daily rental car companies, due to the short-term nature of the operating leases, Old GM historically had forecasted auction proceeds at lease termination. In the three months ended December 31, 2008 forecasted auction proceeds in the United States differed significantly from actual auction proceeds due to highly volatile economic conditions, in particular a decline in consumer confidence and available consumer credit, which affected the residual values of vehicles at auction. Due to these significant uncertainties, Old GM determined that it no longer had a reliable basis to forecast auction proceeds in the United States and began utilizing current auction proceeds to estimate the residual values in the impairment analysis for the automotive leases to daily rental car companies, which is consistent with Old GM’s impairment analyses for automotive retail leases. As a result of this change in estimate, Old GM recorded an incremental impairment charge of $144 million in the three months ended December 31, 2008 related to the automotive leases to daily rental car companies that is included in Cost of sales.

In the period January 1, 2009 through July 9, 2009 and in the year ended 2008 Old GM recorded impairment charges of $16 million and $377 million (which includes an increase of $220 million in intersegment residual support and risk sharing reserves) related to its automotive retail leases and $47 million and $382 million related to automotive leases to daily rental car companies.

We continue to use the lower of forecasted or current auction proceeds to estimate residual values. Significant differences between the estimate of residual values and actual experience may materially affect impairment charges recorded, if any, and the rate at which vehicles in the Equipment on operating leases, net are depreciated. Significant differences will also affect the residual support and risk sharing reserves established as a result of certain agreements with GMAC, whereby GMAC is reimbursed up to an agreed-upon percentage of certain residual value losses they experience on their operating lease portfolio.

The following table illustrates the effect of changes in our estimate of vehicle sales proceeds at lease termination on residual support and risk sharing reserves related to Equipment on operating leases financed by GMAC at December 31, 2009, holding all other assumptions constant (dollars in millions):

December 31, 2009 Effect on Residual Support and Risk Sharing Reserves
10% increase in vehicle sales proceeds	–$	534 million
10% decrease in vehicle sales proceeds	+$	381 million

The critical assumptions underlying the estimated carrying amount of Equipment on operating leases, net include: (1) estimated market value information obtained and used in estimating residual values; (2) proper identification and estimation of business conditions; (3) remarketing abilities; and (4) vehicle and marketing programs. Changes in these assumptions could have a significant effect on the estimate of residual values.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Due to the contractual terms of our residual support and risk sharing agreements with GMAC, which currently limit our maximum obligation to GMAC should vehicle residual values decrease, an increase in sales proceeds does not have the equivalent offsetting effect on our residual support and risk sharing reserves as a decrease in sales proceeds. At December 31, 2009 our maximum obligations to GMAC under our residual support and risk sharing agreements were $1.2 billion and $1.4 billion, and our recorded liabilities under our residual support and risk sharing agreements were $369 million and $366 million.

When a lease vehicle is returned to us, the asset is reclassified from Equipment on operating leases, net to Inventory at the lower of cost or estimated selling price, less cost to sell.

Impairment of Goodwill

Goodwill is tested for impairment in the fourth quarter of each year for all reporting units, or more frequently if events occur or circumstances change that would warrant such a review. Our reporting units are GMNA, GME, and various components within the GMIO segment. The fair values of the reporting units are determined based on valuation techniques using the best available information, such as discounted cash flow projections. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. While we believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable, a change in assumptions underlying these estimates could result in a material effect on the financial statements.

At December 31, 2009 we had goodwill of $30.7 billion, which predominately arose upon the application of fresh-start reporting. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value, and the difference between the U.S. GAAP and fair value amounts gives rise to goodwill, which is a residual. Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in goodwill. Our employee benefit related accounts were recorded in accordance with ASC 712 and ASC 715 and deferred income taxes were recorded in accordance with ASC 740. There was no goodwill on an economic basis based on the fair value of our equity, liabilities and identifiable assets.

In the future, we have an increased likelihood of measuring goodwill for possible impairment during our annual or event-triggered goodwill impairment testing that would be required if the fair value of a reporting unit is less that its net book value. Because our reporting units were recorded at their fair values upon application of fresh-start reporting, it is more likely that a decrease in the fair value of our reporting units from their fresh-start reporting values could occur, and such a decrease would trigger the need to measure for possible goodwill impairments.

Future goodwill impairments may occur should the fair value-to-U.S. GAAP adjustments differences decrease. Goodwill resulted from our recorded liabilities for certain employee benefit obligations being higher than the fair value of these obligations because lower discount rates were utilized in determining the U.S. GAAP values compared to those utilized to determine fair values. The discount rates utilized to determine the fair value of these obligations were based on our incremental borrowing rates, which included our nonperformance risk. Further, the recorded amounts of our assets were lower than their fair values because of the recording of valuation allowances on certain of our deferred tax assets. The difference between these fair value-to-U.S. GAAP amounts would decrease upon an improvement in our credit rating, thus resulting in a decrease in the spread between our employee benefit related obligations under U.S. GAAP and their fair values. A decrease will also occur upon reversal of our deferred tax asset valuation allowances. Should the fair value-to-U.S. GAAP adjustments differences decrease for these reasons, the implied goodwill balance will decline. Accordingly, at the next annual or event-triggered goodwill impairment test, to the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment could occur.

During the three months ended December 31, 2009 we performed our annual goodwill impairment testing and event driven impairment testing for our GME and certain other reporting units in GMIO. Based on this testing, we determined that goodwill was not impaired. Refer to Notes 12 and 25 to the consolidated financial statements for additional information on goodwill impairments.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Impairment of Long-Lived Assets

The carrying amount of long-lived assets held and used in the business is periodically evaluated, including finite-lived intangible assets, when events and circumstances warrant. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds the fair value for the asset group. Product-specific long-lived assets are tested at the platform level. Non-product line specific long-lived assets are tested on a regional basis in GMNA and GME and tested at our various reporting units within our GMIO segment. For assets classified as held for sale, such assets are recorded at the lower of carrying amount or fair value less cost to sell. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. We develop anticipated cash flows from historical experience and internal business plans. A considerable amount of management judgment and assumptions are required in performing the long-lived asset impairment tests, principally in determining the fair value of the asset groups and the assets’ average estimated useful life. While we believe our judgments and assumptions are reasonable; a change in assumptions underlying these estimates could result in a material effect on the consolidated financial statements. Long-lived assets could become impaired in the future as a result of declines in profitability due to significant changes in volume, pricing or costs. Refer to Note 25 to the consolidated financial statements for additional information on impairments of long-lived assets and intangibles.

Valuation of Cost and Equity Method Investments

When events and circumstances warrant, equity investments accounted for under the cost or equity method of accounting are evaluated for impairment. An impairment charge would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In determining if a decline is other than temporary we consider and Old GM considered such factors as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity affiliate, the near-term and longer-term operating and financial prospects of the affiliate and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.

When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, market-based inputs. Generally, fair value is estimated using a combination of the income approach and the market approach. Under the income approach, estimated future cash flows are discounted at a rate commensurate with the risk involved using marketplace assumptions. Under the market approach, valuations are based on actual comparable market transactions and market earnings and book value multiples for the same or comparable entities. The assumptions used in the income and market approaches have a significant effect on the determination of fair value. Significant assumptions include estimated future cash flows, appropriate discount rates, and adjustments to market transactions and market multiples for differences between the market data and the investment being valued. Changes to these assumptions could have a significant effect on the valuation of cost and equity method investments.

In the three months ended December 31, 2009 we recorded impairment charges related to our investment in GMAC common stock of $270 million. We determined the fair value of our investment in GMAC common stock using a market multiple, sum-of-the-parts methodology. This methodology considered the average price/tangible book value multiples of companies deemed comparable to each of GMAC’s operations, which were then aggregated to determine GMAC’s overall fair value. Based on our analysis, the estimated fair value of our investment in GMAC common stock was determined to be $970 million, resulting in an impairment charge of $270 million. The following table illustrates the effect of a 0.1 change in the average price/tangible book value multiple on our impairment charge:

Change in Assumption	Effect on December 31, 2009 Impairment Charge
0.1 increase in average price/tangible book value multiple	+$	100 million
0.1 decrease in average price/tangible book value multiple	–$	100 million

At December 31, 2009 the balance of our investment in GMAC common stock was $970 million and the balance of our investment in GMAC preferred stock was $665 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Derivatives

Derivatives are used in the normal course of business to manage exposure to fluctuations in commodity prices and interest and foreign currency exchange rates. Derivatives are accounted for in the consolidated balance sheet as assets or liabilities at fair value.

Significant judgments and estimates are used in estimating the fair values of derivative instruments, particularly in the absence of quoted market prices. Internal models are used to value a majority of derivatives. The models use, as their basis, readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for commodities and foreign currency exchange rates. Certain derivative contracts are valued based upon models with significant unobservable market inputs, primarily estimated forward and prepayment rates.

The valuation of derivative liabilities also takes into account nonperformance risk. At December 31, 2009 our nonperformance risk was not observable through the credit default swap market. Our nonperformance risk was estimated based on an analysis of comparable industrial companies to determine the appropriate credit spread which would be applied to us by market participants. Refer to Note 20 to the consolidated financial statements for additional information on derivative financial instruments.

Sales Incentives

The estimated effect of sales incentives to dealers and customers is recorded as a reduction of revenue, and in certain instances, as an increase to cost of sales, at the later of the time of sale or announcement of an incentive program to dealers. There may be numerous types of incentives available at any particular time, including a choice of incentives for a specific model. Incentive programs are generally brand specific, model specific or region specific, and are for specified time periods, which may be extended. Significant factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product, product mix and the rate of customer acceptance of any incentive program, and the likelihood that an incentive program will be extended, all of which are estimated based on historical experience and assumptions concerning customer behavior and future market conditions. Additionally, when an incentive program is announced, the number of vehicles in dealer inventory eligible for the incentive program is determined, and a reduction of revenue or increase to cost of sales is recorded in the period in which the program is announced. If the actual number of affected vehicles differs from this estimate, or if a different mix of incentives is actually paid, the reduction in revenue or increase to cost of sales for sales incentives could be affected. As discussed previously, there are a multitude of inputs affecting the calculation of the estimate for sales incentives, and an increase or decrease of any of these variables could have a significant effect on recorded sales incentives.

Policy, Warranty and Recalls

The estimated costs related to policy and product warranties are accrued at the time products are sold, and the estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued when they are deemed to be probable and can be reasonably estimated. These estimates are established using historical information on the nature, frequency, and average cost of claims of each vehicle line or each model year of the vehicle line. However, where little or no claims experience exists for a model year or a vehicle line, the estimate is based on long-term historical averages. Revisions are made when necessary, based on changes in these factors. These estimates are re-evaluated on an ongoing basis. We actively study trends of claims and take action to improve vehicle quality and minimize claims. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. Due to the uncertainty and potential volatility of the factors contributing to developing estimates, changes in our assumptions could materially affect our results of operations.

Accounting Standards Not Yet Adopted

Accounting standards not yet adopted are discussed in Note 4 to the consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Forward-Looking Statements

In this report and in reports we subsequently file with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K, include among others the following:

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

•	Our ability to continue to attract customers, particularly for our new products, including cars and crossover vehicles;

•	Availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

•	The financial viability and ability to borrow of our key suppliers and their ability to provide systems, components and parts without disruption;

•	Our ability to manage the distribution channels for our products, including our ability to consolidate our dealer network;

•	Our ability to qualify for federal funding of our advanced technology vehicle programs under Section 136 of EISA;

•	The ability of our European operations to successfully restructure and receive adequate financial support from various European governments or other sources;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

A discussion of our and Old GM’s accounting policies for derivative financial instruments is included in Note 4 to the consolidated financial statements. Further information on our exposure to market risk is included in Note 20 to the consolidated financial statements.

In 2008 credit market volatility increased significantly, creating broad credit concerns. In addition, Old GM’s credit standing and liquidity position in the first half of 2009 and the Chapter 11 Proceedings severely limited its ability to manage risks using derivative financial instruments as most derivative counterparties were unwilling to enter into transactions with Old GM. Subsequent to the 363 Sale and through December 31, 2009, we remain unable to enter into forward contracts pending the completion of negotiations with potential derivative counterparties. These negotiations include amendments to existing agreements and entering into new agreements that will likely require that we provide cash to collateralize our net liability positions.

In accordance with the provisions of ASC 820-10, “Fair Value Measurements and Disclosures,” which requires companies to consider nonperformance risk as part of the measurement of fair value of derivative liabilities, we record changes in the fair value of our derivative liabilities based on our current credit standing. At December 31, 2009 the fair value of derivatives in a net liability position was $680 million.

The following analyses provide quantitative information regarding exposure to foreign currency exchange rate risk, interest rate risk, commodity price risk and equity price risk. Sensitivity analysis is used to measure the potential loss in the fair value of financial instruments with exposure to market risk. The models used assume instantaneous, parallel shifts in exchange rates, interest rate yield curves and commodity prices. For options and other instruments with nonlinear returns, models appropriate to these types of instruments are utilized to determine the effect of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that interest rates and commodity prices change in a parallel fashion and that spot exchange rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled and do not contemplate the effects of correlations between foreign currency pairs, or offsetting long-short positions in currency pairs which may reduce the potential loss in value.

Foreign Currency Exchange Rate Risk

We have and Old GM had foreign currency exposures related to buying, selling and financing in currencies other than the functional currencies of our and Old GM’s operations. Derivative instruments, such as foreign currency forwards, swaps and options are used primarily to hedge exposures with respect to forecasted revenues, costs and commitments denominated in foreign currencies. At December 31, 2009 such contracts have remaining maturities of up to 20 months. At December 31, 2009 our three most significant foreign currency exposures were the U.S. Dollar/Korean Won, Euro/British Pound and Euro/Korean Won.

At December 31, 2009 and 2008 the net fair value liability of financial instruments with exposure to foreign currency risk was $5.9 billion and $6.3 billion. This presentation utilizes a population of foreign currency exchange derivatives and foreign currency denominated debt and excludes the offsetting effect of foreign currency cash, cash equivalents and other assets. The potential loss in fair value for such financial instruments from a 10% parallel shift in all quoted foreign currency exchange rates would be $0.9 billion and $2.3 billion at December 31, 2009 and 2008.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We are and Old GM was also exposed to foreign currency risk due to the translation of the results of international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our and Old GM’s financial position. The effect of foreign currency exchange rate translation on our consolidated financial position was a net translation gain of $157 million in the period July 10, 2009 through December 31, 2009. The effect of foreign currency exchange rate translation on Old GM’s consolidated financial position was a net translation gain of $232 million in the period January 1, 2009 through July 9, 2009 and a net translation loss of $1.2 billion in the year ended 2008. These gains and losses were recorded as an adjustment to Total stockholders’ equity (deficit) through Accumulated other comprehensive income (loss). The effects of foreign currency exchange rate transactions were a loss of $755 million in the period July 10, 2009 through December 31, 2009, a loss of $1.1 billion in the period January 1, 2009 through July 9, 2009 and a gain of $1.7 billion in the year ended 2008.

Interest Rate Risk

We are and Old GM was subject to market risk from exposure to changes in interest rates due to financing activities. Interest rate risk in Old GM was managed primarily with interest rate swaps. The interest rate swaps Old GM entered into usually involved the exchange of fixed for variable rate interest payments to effectively convert fixed rate debt into variable rate debt in order to achieve a target range of variable rate debt. At December 31, 2009 we did not have any interest rate swap derivative positions to manage interest rate exposures.

At December 31, 2009 we had fixed rate short-term debt of $592 million and variable rate short-term debt of $9.6 billion. Of this fixed rate short-term debt, $232 million was denominated in U.S. Dollars and $360 million was denominated in foreign currencies. Of the variable rate short-term debt, $6.2 billion was denominated in U.S. Dollars and $3.4 billion was denominated in foreign currencies.

At December 31, 2009 we had fixed rate long-term debt of $4.7 billion and variable rate long-term debt of $873 million. Of this fixed rate long-term debt, $3.4 billion was denominated in U.S. Dollars and $1.3 billion was denominated in foreign currencies. Of the variable rate long-term debt, $551 million was denominated in U.S. Dollars and $322 million was denominated in foreign currencies.

At December 31, 2009 and 2008 the net fair value liability of financial instruments with exposure to interest rate risk was $16.0 billion and $17.0 billion. The potential increase in fair value at December 31, 2009 resulting from a 10% decrease in quoted interest rates would be $402 million. The potential increase in fair value at December 31, 2008 resulting from a 10 percentage point increase in quoted interest rates would have been $3.6 billion.

Commodity Price Risk

We are and Old GM was exposed to changes in prices of commodities used in the automotive business, primarily associated with various non-ferrous and precious metals for automotive components and energy used in the overall manufacturing process. Certain commodity purchase contracts meet the definition of a derivative. Old GM entered into various derivatives, such as commodity swaps and options, to offset its commodity price exposures. We resumed Old GM’s commodity hedging program using options in December 2009.

At December 31, 2009 and 2008 the net fair value asset (liability) of commodity derivatives was $11 million and ($553) million. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be $6 million and $109 million at December 31, 2009 and 2008. This amount excludes the offsetting effect of the commodity price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk

We are and Old GM was exposed to changes in prices of equity securities held. We typically do not attempt to reduce our market exposure to these equity instruments. Our exposure includes certain investments we hold in warrants of other companies. At

GENERAL MOTORS COMPANY AND SUBSIDIARIES

December 31, 2009 the fair value of these warrants was $25 million. Our exposure also includes investments of $32 million in equity securities classified as trading. At December 31, 2008 Old GM had investments of $24 million in equity securities classified as available-for-sale. These amounts represent the maximum exposure to loss from these investments.

At December 31, 2009 the carrying amount of cost method investments was $1.7 billion, of which the carrying amounts of our investments in GMAC common stock and GMAC preferred stock were $970 million and $665 million. At December 31, 2008 the carrying amount of cost method investments was $98 million, of which the carrying amount of the investment in GMAC Preferred Membership Interests was $43 million. These amounts represent the maximum exposure to loss from these investments. On June 30, 2009 GMAC converted its status to a C corporation and, as a result, our equity ownership in GMAC was converted from membership interests to shares of capital stock. Also, on June 30, 2009 Old GM began to account for its investment in GMAC common stock as a cost method investment. On July 10, 2009 in connection with our application of fresh-start reporting, we recorded an increase of $1.3 billion and $629 million to the carrying amounts of our investments in GMAC common stock and GMAC preferred stock to reflect their estimated fair value of $1.3 billion and $665 million. In the period July 10, 2009 through December 31, 2009 we recorded impairment charges of $270 million related to our investment in GMAC common stock and $4 million related to other cost method investments. In the year ended 2008 Old GM recorded impairment charges of $1.0 billion related to its investment in GMAC Preferred Membership Interests.

Counterparty Risk

We are exposed to counterparty risk, which is the loss we could incur if a counterparty to a derivative contract defaulted. We enter into agreements with counterparties that allow the set-off of certain exposures in order to manage this risk. At December 31, 2009 our counterparty risk exposure is related to derivative contracts we use to manage exposure to foreign currency exchange rate risk and commodity prices.

Our counterparty risk is managed by our Risk Management Committee, which establishes exposure limits by counterparty. We monitor and report our exposures to the Risk Management Committee and our Treasurer on a periodic basis. At December 31, 2009 substantially all of our counterparty exposures are with counterparties that are rated A or higher.

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

*  *  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Company, its Directors, and Stockholders:

We have audited the internal control over financial reporting of General Motors Company and subsidiaries (the Company) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective controls over the period-end financial reporting process has been identified and included in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Consolidated Balance Sheet of General Motors Company and subsidiaries as of December 31, 2009 (Successor) and the related Consolidated Statements of Operations, Cash Flows and Equity (Deficit) for the period July 10, 2009 through December 31, 2009 (Successor) and the period January 1, 2009 through July 9, 2009 (Predecessor). Our audit also included the financial statement schedule listed in the Index at Item 15. This report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying Consolidated Balance Sheet of General Motors Company and subsidiaries as of December 31, 2009 (Successor) and the related Consolidated Statements of Operations, Cash Flows and Equity (Deficit) for the period July 10, 2009 through December 31, 2009 (Successor) and the period January 1, 2009 through July 9, 2009 (Predecessor). Our audit also included the financial statement schedule listed in the Index at Item 15. Our report dated April 7, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs relating to (a) the Successor’s acquisition of substantially all of the assets and assumption of certain liabilities of the Predecessor in accordance with the Amended and Restated Master Sale and Purchase Agreement pursuant to Section 363(b) of the Bankruptcy Code and the Bankruptcy Court sale order dated July 5, 2009 and the application of fresh-start reporting, which resulted in a lack of comparability between the financial statements of the Successor and Predecessor; and (b) the Predecessor’s adoption of new or revised accounting standards.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Detroit, Michigan

April 7, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Company, its Directors, and Stockholders:

We have audited the accompanying Consolidated Balance Sheets of General Motors Company and subsidiaries as of December 31, 2009 (Successor) and General Motors Corporation and subsidiaries as of December 31, 2008 (Predecessor), and the related Consolidated Statements of Operations, Cash Flows and Equity (Deficit) for the period July 10, 2009 through December 31, 2009 (Successor), the period January 1, 2009 through July 9, 2009 (Predecessor) and each of the two years in the period ended December 31, 2008 (Predecessor) (Successor and Predecessor collectively, the Company). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Company and subsidiaries at December 31, 2009 (Successor) and General Motors Corporation and subsidiaries at December 31, 2008 (Predecessor), and the results of their operations and their cash flows for the period July 10, 2009 through December 31, 2009 (Successor), the period January 1, 2009 through July 9, 2009 (Predecessor) and each of the two years in the period ended December 31, 2008 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on July 10, 2009 the Successor completed the acquisition of substantially all of the assets and assumed certain of the liabilities of the Predecessor in accordance with the Amended and Restated Master Sale and Purchase Agreement pursuant to Section 363(b) of the Bankruptcy Code and the Bankruptcy Court sale order dated July 5, 2009. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with Accounting Standards Codification (ASC) Topic 852, Reorganizations. The Successor applied fresh-start reporting and recognized the acquired net assets at fair value, resulting in a lack of comparability with the prior period financial statements of the Predecessor.

As discussed in Note 4 to the consolidated financial statements, the Predecessor adopted ASC Topic 820-10, Fair Value Measurements and Disclosures, effective January 1, 2008 and adopted amendments to ASC Topic 805, Business Combinations, effective January 1, 2009. In addition, on January 1, 2009, the Predecessor retrospectively adjusted the consolidated financial statements for all prior periods presented for the adoption of amendments to ASC Topic 810-10, Consolidation, which affect the reporting of non-controlling interests in partially-owned consolidated subsidiaries, and for the adoption of ASC Topic 470-20, Debt with Conversion and Other Options.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Successor’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 7, 2010 expressed an adverse opinion on the Successor’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Detroit, Michigan

April 7, 2010

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

Item 8. Financial Statements and Supplementary Data

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net sales and revenue
Sales	$57,329	$46,787	$147,732	$177,594
Other revenue	145	328	1,247	2,390

Total net sales and revenue	57,474	47,115	148,979	179,984

Costs and expenses
Cost of sales	56,381	55,814	149,257	165,573
Selling, general and administrative expense	6,006	6,161	14,253	14,412
Other expenses, net	15	1,235	6,699	4,308

Total costs and expenses	62,402	63,210	170,209	184,293

Operating loss	(4,928)	(16,095)	(21,230)	(4,309)
Equity in income (loss) of and disposition of interest in GMAC	—	1,380	(6,183)	(1,245)
Interest expense	(694)	(5,428)	(2,525)	(3,076)
Interest income and other non-operating income, net	440	852	424	2,284
Gain (loss) on extinguishment of debt	(101)	(1,088)	43	—
Reorganization gains, net (Note 2)	—	128,155	—	—

Income (loss) from continuing operations before income taxes and equity income	(5,283)	107,776	(29,471)	(6,346)
Income tax expense (benefit)	(1,000)	(1,166)	1,766	36,863
Equity income, net of tax	497	61	186	524

Income (loss) from continuing operations	(3,786)	109,003	(31,051)	(42,685)
Discontinued operations (Note 5)
Income from discontinued operations, net of tax	—	—	—	256
Gain on sale of discontinued operations, net of tax	—	—	—	4,293

Income from discontinued operations	—	—	—	4,549

Net income (loss)	(3,786)	109,003	(31,051)	(38,136)
Less: Net (income) loss attributable to noncontrolling interests	(511)	115	108	(406)

Net income (loss) attributable to stockholders	(4,297)	109,118	(30,943)	(38,542)
Less: Cumulative dividends on preferred stock	131	—	—	—

Net income (loss) attributable to common stockholders	$(4,428)	$109,118	$(30,943)	$(38,542)

Earnings (loss) per share (Note 28)
Basic
Income (loss) from continuing operations attributable to common stockholders	$(10.73)	$178.63	$(53.47)	$(76.16)
Income from discontinued operations attributable to common stockholders	—	—	—	8.04

Net income (loss) attributable to common stockholders	$(10.73)	$178.63	$(53.47)	$(68.12)

Weighted-average common shares outstanding	413	611	579	566
Diluted
Income (loss) from continuing operations attributable to common stockholders	$(10.73)	$178.55	$(53.47)	$(76.16)
Income from discontinued operations attributable to common stockholders	—	—	—	8.04

Net income (loss) attributable to common stockholders	$(10.73)	$178.55	$(53.47)	$(68.12)

Weighted-average common shares outstanding	413	611	579	566
Cash dividends per common share	$—	$—	$0.50	$1.00
Amounts attributable to common stockholders:
Income (loss) from continuing operations, net of tax	$(4,428)	$109,118	$(30,943)	$(43,091)
Income from discontinued operations, net of tax	—	—	—	4,549

Net income (loss)	$(4,428)	$109,118	$(30,943)	$(38,542)

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	Successor	Predecessor
	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$22,679	$14,053
Marketable securities	134	141

Total cash, cash equivalents and marketable securities	22,813	14,194
Restricted cash	13,917	672
Accounts and notes receivable (net of allowance of $250 and $422)	7,518	7,918
Inventories	10,107	13,195
Assets held for sale	388	—
Equipment on operating leases, net	2,727	5,142
Other current assets and deferred income taxes	1,777	3,146

Total current assets	59,247	44,267
Non-Current Assets
Restricted cash	1,489	1,917
Equity in net assets of nonconsolidated affiliates	7,936	2,146
Assets held for sale	530	—
Equipment on operating leases, net	3	442
Property, net	18,687	39,665
Goodwill	30,672	—
Intangible assets, net	14,547	265
Deferred income taxes	564	98
Prepaid pension	98	109
Other assets	2,522	2,130

Total non-current assets	77,048	46,772

Total Assets	$136,295	$91,039

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable (principally trade)	$18,725	$22,259
Short-term debt and current portion of long-term debt	10,221	16,920
Liabilities held for sale	355	—
Postretirement benefits other than pensions	846	4,002
Accrued expenses	22,288	32,427

Total current liabilities	52,435	75,608
Non-Current Liabilities
Long-term debt	5,562	29,018
Liabilities held for sale	270	—
Postretirement benefits other than pensions	8,708	28,919
Pensions	27,086	25,178
Other liabilities and deferred income taxes	13,279	17,392

Total non-current liabilities	54,905	100,507

Total liabilities	107,340	176,115
Commitments and contingencies (Note 21)
Preferred stock, $0.01 par value (1,000,000,000 shares authorized and 360,000,000 shares issued and outstanding at December 31, 2009) (Notes 2 and 19)	6,998	—
Equity (Deficit)
Old GM
Preferred stock, no par value (6,000,000 shares authorized, no shares issued and outstanding)	—	—
Preference stock, $0.10 par value (100,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $1 2/3 par value common stock (2,000,000,000 shares authorized, 800,937,541 shares issued and 610,483,231 shares outstanding at December 31, 2008)	—	1,017
General Motors Company
Common stock, $0.01 par value (2,500,000,000 shares authorized and 500,000,000 shares issued and outstanding at December 31, 2009) (Notes 2 and 19)	5	—
Capital surplus (principally additional paid-in capital)	24,050	16,489
Accumulated deficit	(4,394)	(70,727)
Accumulated other comprehensive income (loss)	1,588	(32,339)

Total stockholders’ equity (deficit)	21,249	(85,560)
Noncontrolling interests	708	484

Total equity (deficit)	21,957	(85,076)

Total Liabilities and Equity (Deficit)	$136,295	$91,039

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash flows from operating activities
Net income (loss)	$(3,786)	$109,003	$(31,051)	$(38,136)
Income (loss) income from discontinued operations	—	—	—	4,549

Income (loss) from continuing operations	(3,786)	109,003	(31,051)	(42,685)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operating activities
Depreciation, impairment charges and amortization expense	4,241	6,873	10,014	9,513
Goodwill impairment charges	—	—	610	—
Delphi charges	—	—	4,797	1,547
Foreign currency translation and transaction (gain) loss	755	1,077	(1,705)	661
Impairment charges related to investments in GMAC	270	—	8,100	—
Amortization of discount and issuance costs on debt issues	140	3,897	189	177
(Gain) loss related to Saab deconsolidation and bankruptcy filing	(59)	478	—	—
Undistributed earnings of nonconsolidated affiliates	(497)	1,036	(727)	293
OPEB expense	3,206	193	(2,115)	2,362
OPEB payments	(1,514)	(1,886)	(3,831)	(3,751)
VEBA withdrawals	—	9	1,355	1,694
Contributions to New VEBA	(252)	—	—	—
Pension expense	364	3,041	4,862	1,799
Pension contributions	(4,318)	(586)	(1,067)	(937)
Gain on extinguishment of U.S. term loan	—	(906)	—	—
Loss on extinguishment of UST GMAC Loan	—	1,994	—	—
Loss on extinguishment of other debt	101	—	—	—
Gain on disposition of GMAC Common Membership Interests	—	(2,477)	—	—
Cash payments related to reorganizations gains, net	—	(408)	—	—
Reorganization gains, net	—	(128,155)	—	—
Provisions for deferred taxes	(1,427)	(600)	1,163	36,717
Change in other investments and miscellaneous assets	303	596	(395)	651
Change in other operating assets and liabilities, net of acquisitions and disposals	2,605	(10,229)	94	(3,412)
Other	839	(1,253)	(2,358)	2,878

Net cash provided by (used in) continuing operating activities	971	(18,303)	(12,065)	7,507
Cash provided by discontinued operating activities	—	—	—	224

Net cash provided by (used in) operating activities	971	(18,303)	(12,065)	7,731

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(In millions)

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash flows from investing activities
Expenditures for property	(1,914)	(3,517)	(7,530)	(7,542)
Investments in marketable securities, acquisitions	(158)	(202)	(3,771)	(10,155)
Investments in marketable securities, liquidations	171	185	5,866	8,119
Investment in GMAC	—	(884)	—	(1,022)
Investment in stock warrants	(25)	—	—	—
Acquisition of companies, net of cash acquired	(2,127)	—	(1)	(46)
Increase in cash due to consolidation of CAMI	—	46	—	—
Decrease in cash due to deconsolidation of Saab in February 2009	—	(41)	—	—
Increase in cash due to consolidation of Saab in August 2009	222	—	—	—
Distributions from GMAC received on GMAC common stock	72	—	—	—
Operating leases, liquidations	564	1,307	3,610	3,165
Proceeds from sale of discontinued operations	—	—	—	5,354
Proceeds from sale of business units/equity investments	—	—	232	—
Proceeds from sale of real estate, plants, and equipment	67	38	347	332
Change in notes receivable	(31)	(23)	(430)	34
Change in restricted cash	5,171	(18,043)	(87)	23

Net cash provided by (used in) continuing investing activities	2,012	(21,134)	(1,764)	(1,738)
Cash used in discontinued investing activities	—	—	—	(22)

Net cash provided by (used in) investing activities	2,012	(21,134)	(1,764)	(1,760)
Cash flows from financing activities
Net decrease in short-term debt	(909)	(2,364)	(4,100)	(5,749)
Proceeds from UST Loan Facility and UST GMAC Loan	—	16,645	4,000	—
Proceeds from funding by EDC	4,042	—	—	—
Proceeds from the Receivables Program	30	260	—	—
Proceeds from DIP Facility	—	33,300	—	—
Proceeds from EDC Loan Facility	—	2,407	—	—
Proceeds from issuance of long-term debt	873	345	5,928	2,131
Proceeds from German Facility	716	992	—	—
Payments on the UST Loans	(1,361)	—	—	—
Payments on Canadian Loan	(192)	—	—	—
Payments on Receivables Program	(140)	—	—	—
Payments on German Facility	(1,779)	—	—	—
Payments on other long-term debt	(541)	(6,072)	(1,702)	(1,403)
Cash, cash equivalents and restricted cash retained by MLC	—	(1,216)	—	—
Payments to acquire noncontrolling interest	(100)	(5)	—	—
Fees paid for debt modification	—	(63)	—	—
Cash dividends paid to GM preferred stockholders	(97)	—	—	—
Cash dividends paid to Old GM common stockholders	—	—	(283)	(567)

Net cash provided by (used in) continuing financing activities	542	44,229	3,843	(5,588)
Cash provided by (used in) discontinued financing activities	—	—	—	(5)

Net cash provided by (used in) financing activities	542	44,229	3,843	(5,593)
Effect of exchange rate changes on cash and cash equivalents	532	168	(778)	316

Net increase (decrease) in cash and cash equivalents	4,057	4,960	(10,764)	694
Cash and cash equivalents reclassified as assets held for sale	(391)	—	—	—
Cash and cash equivalents at beginning of the year	19,013	14,053	24,817	24,123

Cash and cash equivalents at end of the year	$22,679	$19,013	$14,053	$24,817

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In millions)

	Common Stockholders’				Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity (Deficit)
	Common Stock	Capital Surplus	Accumulated Equity (Deficit)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2006, Predecessor	$943	$15,946	$(29)	$(22,126)	$1,190		$(4,076)
Net income (loss)	—	—	(38,542)	—	406	$(38,136)	(38,136)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	998	29	1,027
Cash flow hedging losses, net	—	—	—	(38)	(272)	(310)
Unrealized loss on securities	—	—	—	(17)	—	(17)
Defined benefit plans, net (Note 27)	—	—	—	6,043	—	6,043

Other comprehensive income (loss)	—	—	—	6,986	(243)	6,743	6,743

Comprehensive income (loss)	—					$(31,393)

Effects of accounting change regarding pension plans and OPEB plans measurement dates pursuant to ASC 715-20, net of tax	—	—	(425)	1,153	—		728
Cumulative effect of a change in accounting principle — adoption of ASC 740-10, net of tax	—	—	137	—	—		137
Stock options	—	55	—	—	—		55
Conversion of GMAC Preferred Membership Interests	—	27	—	—	—		27
Cash dividends paid to Old GM common stockholders	—	—	(567)	—	—		(567)
Cash dividends paid to noncontrolling interests	—	—	—	—	(88)		(88)
Dealership investments	—	—	—	—	(51)		(51)
Purchase of capped call option on Old GM common stock	—	(99)	—	—	—		(99)
Issuance of Series D debentures	—	171	—	—	—		171
Other	—	—	—	—	4		4

Balance at December 31, 2007, Predecessor	943	16,100	(39,426)	(13,987)	1,218		(35,152)
Net income (loss)	—	—	(30,943)	—	(108)	$(31,051)	(31,051)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(1,155)	(161)	(1,316)
Cash flow hedging losses, net	—	—	—	(811)	(420)	(1,231)
Unrealized loss on securities	—	—	—	(298)	—	(298)
Defined benefit plans, net (Note 27)	—	—	—	(16,088)	—	(16,088)

Other comprehensive income (loss)	—	—	—	(18,352)	(581)	(18,933)	(18,933)

Comprehensive income (loss)						$(49,984)

Effects of GMAC adoption of ASC 820-10 and ASC 825-10	—	—	(76)	—	—		(76)
Stock options	—	32	1	—	—		33
Common stock issued for settlement of Series D debentures	74	357	—	—	—		431
Cash dividends paid to Old GM common stockholders	—	—	(283)	—	—		(283)
Cash dividends paid to noncontrolling interests	—	—	—	—	(46)		(46)
Other	—	—	—	—	1		1

Balance December 31, 2008, Predecessor	1,017	16,489	(70,727)	(32,339)	484		(85,076)
Net income (loss)	—	—	109,118	—	(115)	$109,003	109,003
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	232	(85)	147
Cash flow hedging gains, net	—	—	—	99	177	276
Unrealized gain on securities	—	—	—	46	—	46
Defined benefit plans, net (Note 27)	—	—	—	(3,408)	—	(3,408)

Other comprehensive income (loss)	—	—	—	(3,031)	92	(2,939)	(2,939)

Comprehensive income (loss)						$106,064

Cash dividends paid to noncontrolling interests	—	—	—	—	(26)		(26)

Other	1	5	(1)	—	(27)		(22)

Balance July 9, 2009, Predecessor	1,018	16,494	38,390	(35,370)	408		20,940

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In millions)

	Common Stockholders’				Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity (Deficit)
	Common Stock	Capital Surplus	Accumulated Equity (Deficit)	Accumulated Other Comprehensive Income (Loss)
Balance July 9, 2009, Predecessor	1,018	16,494	38,390	(35,370)	408		20,940
Fresh-start reporting adjustments:
Elimination of predecessor common stock, capital surplus and accumulated deficit	(1,018)	(16,494)	(38,390)	—	—		(55,902)
Elimination of accumulated other comprehensive loss	—	—	—	35,370	—		35,370
Issuance of GM common stock	4	18,787	—	—	—		18,791

Balance July 10, 2009 Successor	4	18,787	—	—	408		19,199
Net income (loss)	—	—	(4,297)	—	511	$(3,786)	(3,786)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	157	(33)	124
Unrealized gain on derivatives	—	—	—	(1)	—	(1)
Unrealized gain on securities	—	—	—	2	—	2
Defined benefit plans, net (Note 27)	—	—	—	1,430	—	1,430

Other comprehensive income (loss)	—	—	—	1,588	(33)	1,555	1,555

Comprehensive income (loss)						$(2,231)

Common stock related to settlement of UAW hourly retiree medical plan	1	4,935	—	—	—		4,936
Common stock warrants related to settlement of UAW hourly retiree medical plan	—	220	—	—	—		220
Participation in GM Daewoo equity rights offering	—	108	—	—	(108)		—
Purchase of noncontrolling interest in CAMI	—	—	—	—	(100)		(100)
Cash dividends paid to GM preferred stockholders	—	—	(97)	—	—		(97)
Other	—	—	—	—	30		30

Balance December 31, 2009, Successor	$5	$24,050	$(4,394)	$1,588	$708		$21,957

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

General Motors Company was formed by the United States Department of the Treasury (UST) in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company, which on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation (363 Sale) and changed its name to General Motors Company, is sometimes referred to in this Annual Report on Form 10-K (2009 10-K) for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM,” and is the successor entity solely for accounting and financial reporting purposes (Successor). General Motors Corporation is sometimes referred to in this 2009 10-K, for the periods on or before July 9, 2009, as “Old GM.” Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to the agreement with the SEC Staff, the accompanying consolidated financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes (Predecessor). On July 10, 2009 in connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Company, which is sometimes referred to in this 2009 10-K for the periods on or after July 10, 2009 as “MLC.” MLC continues to exist as a distinct legal entity for the sole purpose of liquidating its remaining assets and liabilities.

We develop, produce and market cars, trucks and parts worldwide. We analyze the results of our business through our three segments, which are GM North America (GMNA), GM Europe (GME), and General Motors International Operations (GMIO). Nonsegment operations are classified as Corporate. Corporate includes investments in GMAC, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, certain nonsegment specific revenues and expenses, including costs related to the Delphi Benefit Guarantee Agreements (as subsequently defined in Note 19) and a portfolio of automotive retail leases.

We also own a 16.6% equity interest in GMAC Inc. (GMAC), which is accounted for as a cost method investment because we cannot exercise significant influence over GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, and automobile service contracts.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VEBA Modifications

•

Modification of its retiree healthcare obligations arising under the 2008 UAW Settlement Agreement under which responsibility for providing healthcare for International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) retirees, their spouses and dependents would permanently shift from Old GM to the New Plan funded by the UAW Retiree Medical Benefits Trust (New VEBA), such that payment or contribution of not less than one-half of the value of each future payment was to be made in the form of Old GM common stock, subject to certain limitations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The UST Loan Agreement provided that if, by March 31, 2009 or a later date (not to exceed 30 days after March 31, 2009) as determined by the President’s Designee (Certification Deadline), the President’s Designee had not certified that Old GM had taken all steps necessary to achieve and sustain its long-term viability, international competitiveness and energy efficiency in accordance with the Viability Plan, then the loans and other obligations under the UST Loan Agreement were to become due and payable on the thirtieth day after the Certification Deadline.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Old GM had previously announced that it would reduce salaried employment levels on a global basis by 10,000 during 2009 and had instituted several programs to effect reductions in salaried employment levels. Old GM had also negotiated a revised labor agreement with the Canadian Auto Workers Union (CAW) to reduce its hourly labor costs to approximately the level paid to the transplant automakers; however, such agreement was contingent upon receiving longer term financial support for its Canadian operations from the Canadian federal and Ontario provincial governments.

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

In connection with the Chapter 11 Proceedings, Old GM entered into a secured superpriority debtor-in-possession credit agreement with the UST and EDC (DIP Facility) and received additional funding commitments from EDC to support Old GM’s Canadian operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Refer to Note 18 for additional information on the UST Loans, VEBA Notes and the Canadian Loan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Series A Preferred Stock is classified as temporary equity because one of the holders, the UST, controls our Board of Directors and could compel us to call the Preferred Stock for redemption in 2014. We are not accreting the Preferred Stock to its redemption amount of $9.0 billion because we believe it is not probable that the UST will control our Board of Directors in 2014.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for the Effects of the Chapter 11 Proceedings and the 363 Sale

Chapter 11 Proceedings

Accounting Standards Codification (ASC) 852, “Reorganizations,” (ASC 852) is applicable to entities operating under Chapter 11 of the Bankruptcy Code. ASC 852 generally does not affect the application of U.S. GAAP that we and Old GM followed to prepare the consolidated financial statements, but it does require specific disclosures for transactions and events that were directly related to the Chapter 11 Proceedings and transactions and events that resulted from ongoing operations.

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

Our discounted forecast of expected future cash flows included:

•

Forecasted cash flows for the six months ended December 31, 2009 and the years ending 2010 through 2014, for each of Old GM’s former segments (refer to Note 3 for a discussion of our change in segments) and for certain subsidiaries that incorporated:

•	Industry seasonally adjusted annual rate (SAAR) of vehicle sales and our related market share as follows:

•	Worldwide — 59.1 million vehicles and market share of 11.9% in 2010 increasing to 81.0 million vehicles and market share of 12.2% in 2014;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	North America — 14.2 million vehicles and market share of 17.8% in 2010 increasing to 19.8 million vehicles and decreasing market share of 17.6% in 2014;

•	Europe — 16.8 million vehicles and market share of 9.5% in 2010 increasing to 22.5 million vehicles and 10.3% market share in 2014;

•	LAAM — 6.1 million vehicles and market share of 18.0% in 2010 increasing to 7.8 million vehicles and market share of 18.4% in 2014;

•	AP — 22.0 million vehicles and market share of 8.4% in 2010 increasing to 30.8 million vehicles and market share of 8.6% in 2014;

•	Projected product mix, which incorporates the 2010 introductions of the Chevrolet Volt, Chevrolet/Holden Cruze, Cadillac CTS Coupe, Opel/Vauxhall Meriva and Opel/Vauxhall Astra Station Wagon;

•	Projected changes in our cost structure due to restructuring initiatives that encompass reduction of hourly and salaried employment levels by approximately 18,000;

•	The terms of the 2009 Revised UAW Settlement Agreement, which released us from UAW retiree healthcare claims incurred after December 31, 2009;

•	Projected capital spending to support existing and future products, which range from $4.9 billion in 2010 to $6.0 billion in 2014; and

•	Anticipated changes in global market conditions.

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

To estimate the value of our investment in nonconsolidated affiliates we used multiple valuation techniques, but we primarily used discounted cash flow analyses. Our excess cash of $33.8 billion, including Restricted cash of $21.2 billion, represents cash in excess of the amount necessary to conduct our ongoing day-to-day business activities and to keep them running as a going concern. Refer to Note 14 for additional discussion of Restricted cash.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles our enterprise value to our estimated reorganization value and the estimated fair value of our Equity (in millions except per share amounts):

Successor
July 10, 2009
Enterprise value	$36,747
Plus: Fair value of operating liabilities (a)	80,832

Estimated reorganization value (fair value of assets) (b)	117,579
Adjustments to tax and employee benefit-related assets (c)	(6,074)
Goodwill (c)	30,464

Carrying amount of assets	$141,969

Enterprise value	$36,747
Less: Fair value of debt	(15,694)
Less: Fair value of warrants issued to MLC (additional paid-in-capital)	(2,405)
Less: Fair value of liability for Adjustment Shares	(113)
Less: Fair value of noncontrolling interests	(408)
Less: Fair value of Series A Preferred Stock (d)	(1,741)

Fair value of common equity (common stock and additional paid-in capital)	$16,386

Common shares outstanding (d)	412.5
Per share value	$39.72

(a)	Operating liabilities are our total liabilities excluding the liabilities listed in the reconciliation above of our enterprise value to the fair value of our common equity.

(b)	Reorganization value does not include assets with a carrying amount of $1.8 billion and a fair value of $2.0 billion at July 9, 2009 that MLC retained.

(c)	The application of fresh-start reporting resulted in the recognition of goodwill. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than at fair value and the difference between the U.S. GAAP and fair value amounts gives rise to goodwill, which is a residual. Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in goodwill. Our employee related obligations were recorded in accordance with ASC 712 and ASC 715, and deferred income taxes were recorded in accordance with ASC 740.

(d)	The 260 million shares of Series A Preferred Stock, 88 million shares of our common stock, and warrant to acquire 15.2 million shares of our common stock issued to the New VEBA on July 10, 2009 were not considered outstanding until the UAW retiree medical plan was settled on December 31, 2009. The fair value of these instruments was included in the liability recognized at July 10, 2009 for this plan. The common shares issued to the New VEBA are excluded from common shares outstanding at July 10, 2009. Refer to Note 19 for a discussion of the termination of our UAW hourly retiree medical plan and Mitigation Plan and the resulting payment terms to the New VEBA.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization Via 363 Sale Adjustments

The following table summarizes the reorganization adjustments previously discussed including the liabilities that were extinguished or reclassified from Liabilities subject to compromise as part of the 363 Sale (dollars in millions):

	UST(a)	Canada Holdings(b)	New VEBA(c)	Pension and OPEB(d)	MLC(e)	Other(f)	Total
Assets MLC retained, net	$—	$—	$—	$—	$1,797	$—	$1,797

Accounts payable (principally trade)	—	—	—	—	(42)	—	(42)
Short-term debt and current portion of long-term debt extinguished	(31,294)	(5,972)	—	—	(1,278)	—	(38,544)
Short-term debt and current portion of long-term debt assumed	7,073	1,292	—	—	—	—	8,365

Net reduction to short-term debt and current portion of long-term debt	(24,221)	(4,680)	—	—	(1,278)	—	(30,179)
Postretirement benefits other than pensions, current	—	—	1,409	236	—	—	1,645
Accrued expenses	(54)	—	—	219	(310)	64	(81)

Total current liabilities	(24,275)	(4,680)	1,409	455	(1,630)	64	(28,657)
Long-term debt extinguished	—	—	—	—	(977)	—	(977)
Postretirement benefits other than pensions, non-current	—	—	10,547	3,590	—	—	14,137
Pensions	—	—	—	14,432	—	—	14,432
Liabilities subject to compromise	(20,824)	—	(19,687)	(23,453)	(28,553)	(94)	(92,611)
Other liabilities and deferred income taxes	—	—	—	391	(184)	71	278

Total liabilities	(45,099)	(4,680)	(7,731)	(4,585)	(31,344)	41	(93,398)

Accumulated other comprehensive income balances relating to entities MLC retained	—	—	—	—	(21)	—	(21)
Additional EDC funding	—	(3,887)	—	—	—	—	(3,887)
Fair value of preferred stock issued	1,462	279	—	—	—	—	1,741
Fair value of common stock issued	12,076	2,324	—	—	1,986	—	16,386
Fair value of warrants	—	—	—	—	2,405	—	2,405
Release of valuation allowances and other tax adjustments	—	—	—	—	—	(751)	(751)

Reorganization gain	(31,561)	(5,964)	(7,731)	(4,585)	(25,177)	(710)	(75,728)

Amounts attributable to noncontrolling interests	—	—	—	—	(80)	—	(80)
Amounts recorded in Accumulated other comprehensive income as part of Reorganization via 363 Sale adjustments	—	—	7,731	4,585	—	—	12,316

Total retained earnings adjustment	$(31,561)	$(5,964)	$—	$—	$(25,257)	$(710)	$(63,492)

(a)	Liabilities owed to the UST under the UST Loan Agreement of $20.6 billion, with accrued interest of $251 million, and under the DIP Facility of $30.9 billion with accrued interest of $54 million and borrowings related to the warranty program of $361 million were extinguished in connection with the 363 Sale through the assumption of the UST Loans of $7.1 billion and the issuance of 304 million shares of our common stock with a fair value of $12.1 billion and 84 million shares of Series A Preferred Stock with a fair value of $1.5 billion.

(b)

Liabilities owed to Canada Holdings under the EDC Loan Facility of $2.6 billion and under the DIP Facility of $3.4 billion were extinguished in connection with the 363 Sale through the assumption of the Canadian Loan of CAD $1.5 billion (equivalent of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(c)	As a result of modifications to the UAW hourly retiree medical plan that became effective upon the 363 Sale, we recorded a reorganization gain of $7.7 billion that represented the difference between the carrying amount of our $19.7 billion plan obligation at July 9, 2009 and the July 10, 2009 actuarially determined value of $12.0 billion for our modified plan based on the revised terms of the 2009 Revised UAW Settlement Agreement. Our obligation to the UAW hourly retiree medical plan was settled on December 31, 2009. Prior to the December 31, 2009 settlement, the VEBA Notes, Series A Preferred Stock, common stock and warrants contributed to the New VEBA were not considered outstanding. Refer to Note 19 for additional information on the 2009 Revised UAW Settlement Agreement.

(d)	As a result of modifications to benefit plans that became effective upon the 363 Sale, we recorded a reorganization gain of $4.6 billion, which represented the difference between the carrying amount of our obligations under certain plans at July 9, 2009, and our new actuarially determined obligations at July 10, 2009. Major changes include:

•	For the non-UAW hourly retiree health care plan, we recorded a $2.7 billion gain resulting from elimination of post 65 benefits and placing a cap on pre 65 benefits;

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•

Work in process was determined based on the estimated selling price once completed less total costs to complete the manufacturing process, costs to sell including disposal and holding period costs, a reasonable profit margin on the remaining manufacturing, selling and disposal effort; and

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•

The cost approach which considers the amount required to construct or purchase a new asset of equal utility at current prices, with adjustments in value for physical deterioration, functional obsolescence and economic obsolescence. This method was primarily utilized for certain assets related to land, buildings and land improvements, leasehold interests, and the majority of our machinery and equipment and tooling. Economic obsolescence represents a loss in value due to unfavorable external conditions such as the economics of our industry and was a factor in establishing fair value. Our machinery, equipment and special tools amounts, determined under the cost approach, were adjusted for economic obsolescence. Due to the downturn in the automotive industry, significant excess capacity exists and the application of the cost approach generally requires the replacement cost of an asset to be adjusted for physical deterioration, and functional and economic obsolescence. We estimated economic obsolescence as the difference between the discounted cash flows expected to be realized from our utilization of the assets as a group, compared to the initial estimate of value from the cost approach method. We did not reduce any fixed asset below its liquidation in place value as a result of economic obsolescence; however the effects of economic obsolescence caused some of our fixed assets to be recorded at their liquidation in place values.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Debt

We recorded short-term debt, current portion of long-term debt and long-term debt at their total fair value of $15.7 billion, which was calculated using a discounted cash flow methodology using our implied credit rating of CCC for most of our debt instruments (our credit rating was not observable as a result of the Chapter 11 Proceedings), adjusted where appropriate for any security interests. For the UST Loans and the Canadian Loan, carrying amount was determined to approximate fair value because these loans were fully collateralized by the restricted cash placed in escrow and were entered into on July 10, 2009 at market terms. Short-term debt, current portion of long-term debt and long-term debt decreased $1.5 billion as a result of our calculation of fair value. Refer to Note 14 for additional information on the escrow arrangement.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•

$980 million of recorded unfavorable contractual obligations, primarily related to the Delphi-GM Settlement Agreements. The fair value of the unfavorable contractual obligations was determined by discounting forecasted cash flows representing the unfavorable portions of contractual obligations at our implied credit rating. Refer to Note 21 for further information on the Delphi-GM Settlement Agreements.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3. Basis of Presentation

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a majority voting interest. In addition, we continually evaluate our involvement with variable interest entities (VIEs) to determine whether we have variable interests and are the primary beneficiary of the VIE. When this criteria is met, we are required to consolidate the VIE. Our share of earnings or losses of nonconsolidated affiliates is included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over the operating and financial decisions of the affiliate. We use the cost method of accounting if we are not able to exercise significant influence over the operating and financial decisions of the affiliate. All intercompany balances and transactions have been eliminated in consolidation. Old GM utilized the same principles of consolidation in its consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates in the Preparation of the Financial Statements

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Change in Segments

Old GM’s operations included four segments consisting of GMNA, GME, GM Latin America/Africa/Middle-East and GM Asia Pacific. In order to streamline our business and speed our decision making processes, we have revised our operational structure, combining Old GM’s Latin America/Africa/Middle East and Asia Pacific segments into one segment, GMIO. We have revised the segment presentation for all periods presented.

Note 4. Significant Accounting Policies

In connection with our application of fresh-start reporting, we established a set of accounting policies which, unless otherwise indicated, utilized the accounting policies of our predecessor entity, Old GM.

Revenue Recognition

Net sales and revenue are primarily comprised of revenue generated from the sale of vehicles. Vehicle sales are recorded when title and risks and rewards of ownership have passed, which is generally when a vehicle is released to the carrier responsible for transporting it to a dealer and when collectability is reasonably assured. Provisions for recurring dealer and customer sales and leasing incentives, consisting of allowances and rebates, are recorded as reductions to Net sales and revenue at the time of vehicle sales. All other incentives, allowances, and rebates related to vehicles previously sold are recorded as reductions to Net sales and revenue when announced.

Vehicle sales to daily rental car companies with guaranteed repurchase obligations are accounted for as operating leases. Estimated lease revenue is recorded ratably over the term of the lease based on the difference between net sales proceeds and the guaranteed repurchase amount. The difference between the cost of the vehicle and estimated residual value is depreciated on a straight-line basis over the estimated term of the lease agreement.

Sales of parts and accessories to GM dealers are recorded when the goods arrive at the dealership and when collectability is reasonably assured. Sales of aftermarket products and powertrain components are recorded when title and risks and rewards of ownership have passed, which is generally when the product is released to the carrier responsible for transporting them to the customer and when collectability is reasonably assured.

Revenue from OnStar, comprised of customer subscriptions related to comprehensive in-vehicle security, communications and diagnostic systems in our vehicles, is deferred and recorded on a straight-line basis over the subscription period. A one-year OnStar subscription is offered as part of the sale or lease of a new vehicle. The fair value of the subscription is recorded as deferred revenue when a vehicle is sold, and amortized over the one-year subscription period. Prepaid minutes for the Hands-Free Calling system are deferred and recorded on a straight-line basis over the life of the contract.

Payments received from banks for credit card programs in which there is a redemption liability are recorded on a straight-line basis over the estimated period of time the customer will accumulate and redeem their rebate points. This time period is estimated to be 60 months for the majority of the credit card programs. This redemption period is reviewed periodically to determine if it remains appropriate. The redemption liability anticipated to be paid to the dealer is estimated and accrued at the time specific vehicles are sold to the dealer. The redemption cost is classified as a reduction of Net sales and revenue.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Inventories are stated at the lower of cost or market (LCM). In connection with fresh-start reporting, we elected to use the FIFO costing method for all inventories previously accounted for by Old GM using the LIFO costing method. Old GM determined cost using the LIFO costing method for 21% of its inventories at December 31, 2008 and used the FIFO costing method or average cost method for all other inventories.

Inventory is analyzed and the carrying amount is adjusted downward if it is determined to be carried above market. Market, which represents selling price less cost to sell, considers general market and economic conditions, periodic reviews of current profitability of vehicles, and the effect of current incentive offers at the balance sheet date. Off-lease and other vehicles are compared to current auction sales proceeds less disposal and warranty costs. Productive material, work in process, supplies and service parts are reviewed to determine if inventory quantities are in excess of forecasted usage, or if they have become obsolete. If the estimated market value is less than cost, as determined by the inventory costing methodology, the carrying amount of the affected inventory is reduced to market value.

Advertising

Advertising costs of $2.1 billion in the period July 10, 2009 through December 31, 2009, $1.5 billion in the period January 1, 2009 through July 9, 2009, $5.3 billion in the year ended 2008 and $5.5 billion in the year ended 2007 were expensed as incurred.

Research and Development Expenditures

Research and development expenditures of $3.0 billion in the period July 10, 2009 through December 31, 2009, $3.0 billion in the period January 1, 2009 through July 9, 2009, $8.0 billion in the year ended 2008 and $8.1 billion in the year ended 2007 were expensed as incurred.

Property, net

Property, plants and equipment, including internal use software, is recorded at cost. Major improvements that extend the useful life or add functionality of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. We depreciate all assets using the straight-line method. Leasehold improvements are amortized over the period of lease or the life of the asset, whichever is shorter. For assets placed in service before January 2001, Old GM used accelerated depreciation methods. For assets placed in service after January 2001, Old GM used the straight-line method. Upon retirement or disposition of property, plants and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in earnings. Impairment charges related to Property, net are recorded in Cost of sales. Refer to Notes 11 and 25 for additional information on property and impairments.

Special Tools

Special tools represent product-specific powertrain and non-powertrain related tools, dies, molds and other items used in the manufacturing process of vehicles. Expenditures for special tools are capitalized. In connection with our application of fresh-start reporting, we began amortizing all non-powertrain special tools using an accelerated amortization method. Powertrain special tools are amortized over their estimated useful lives using the straight-line method. Old GM amortized all special tools using the straight-line method over their estimated useful lives. Refer to Note 11 for additional information on special tools.

Goodwill

Goodwill arises from the application of fresh-start reporting and other business acquisitions. Goodwill is tested for impairment for all reporting units on an annual basis during the fourth quarter, or more frequently, if events occur or circumstances change that would warrant such a review. An impairment charge is recorded for the amount, if any, by which the carrying amount of goodwill exceeds its

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implied fair value. Fair values of reporting units are established using a discounted cash flow method. Our reporting units are GMNA, GME, and various components within the GMIO segment. Where available and as appropriate, comparative market multiples are used to corroborate the results of the discounted cash flow method. Refer to Note 25 for additional information on goodwill impairments.

Intangible Assets, net

Intangible assets, excluding Goodwill, primarily include brand names (including defensive intangibles associated with discontinued brands), technology and intellectual property, customer relationships, dealer network and favorable contracts.

All intangible assets are amortized on a straight-line or an accelerated method of amortization over their estimated useful lives. An accelerated amortization method reflecting the pattern in which the asset will be consumed is utilized if that pattern can be reliably determined. If that pattern cannot be reliably determined, a straight-line amortization method is used. In selecting a useful life, we consider the period of expected cash flows and underlying data used to measure the fair value of the intangible assets.

Amortization of developed technology and intellectual property is recorded in Cost of sales. Amortization of brand names, customer relationships and our dealer network is recorded in Selling, general and administrative expense. Refer to Notes 2 and 13 for additional information on intangible assets.

Valuation of Long-Lived Assets

When events and circumstances warrant, the carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business are evaluated for impairment. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds the fair value for the asset group to be held and used. Product-specific long-lived asset groups are tested for impairment at the platform level. Non-product specific long-lived assets are generally tested for impairment on a regional basis in GMNA and GME and tested at our various reporting units within our GMIO segment. Assets classified as held for sale are recorded at the lower of carrying amount or fair value less cost to sell. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held for use until disposition. Product-specific assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs.

We tested certain long-lived assets for impairment in the period July 10, 2009 through December 31, 2009 and Old GM tested certain long-lived assets for impairment in the period January 1, 2009 through July 9, 2009 and in the years ended 2008 and 2007. Based on the results of the analyses, long-lived asset impairment charges were recorded. Refer to Note 25 for additional information on impairments.

Valuation of Cost and Equity Method Investments

When events and circumstances warrant, investments accounted for under the cost or equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an investment below its carrying amount is determined to be other than temporary. In determining if a decline is other than temporary, factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the affiliate and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery are considered. Impairment charges related to equity method investments are recorded in Equity income, net of tax. Impairment charges related to cost method investments are recorded in Interest income and other non-operating income, net.

Equipment on Operating Leases, net

Equipment on operating leases, net is reported at cost, less accumulated depreciation and net of origination fees or costs. Estimated income from operating lease assets, which includes lease origination fees, net of lease origination costs, is recorded as operating lease revenue on a straight-line basis over the term of the lease agreement. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over the term of the lease agreement.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have and Old GM had significant investments in vehicles in operating lease portfolios, which are comprised of vehicle leases to retail customers with lease terms of up to 48 months and vehicles leased to rental car companies with lease terms that average 11 months or less. We are and Old GM was exposed to changes in the residual values of those assets. The residual values represent estimates of the values of the assets at the end of the lease contracts and are determined based on the lower of forecasted or current auction proceeds in the United States and Canada and forecasted auction proceeds outside of the United States and Canada when there is a reliable basis to make such a determination. Realization of the residual values is dependent on the future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, the adequacy of the estimate of the residual value is evaluated and adjustments may be made to the extent the expected value of the vehicle at lease termination changes. Adjustments may be in the form of revisions to the depreciation rate or recognition of an impairment charge. Impairment is determined to exist if the undiscounted expected future cash flows, which include estimated residual values, are lower than the carrying amount of the asset. If the carrying amount is considered impaired, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the anticipated cash flows, including estimated residual values.

When a lease vehicle is returned the asset is reclassified from Equipment on operating leases, net to Inventory at the lower of cost or estimated selling price, less costs to sell.

Impairment charges related to Equipment on operating leases, net are recorded in Cost of sales. Refer to Notes 25 and 30 for additional information on impairments and operating lease arrangements with GMAC.

Foreign Currency Transactions and Translation

The assets and liabilities of foreign subsidiaries, using the local currency as their functional currency, are translated to U.S. Dollars based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in Other comprehensive income (loss). The assets and liabilities of foreign subsidiaries which do not use the local currency as their functional currency are remeasured from their local currency to their functional currency, and then translated to U.S. Dollars. Revenues and expenses are translated into U.S. Dollars using the average exchange rates prevailing for each period presented.

Gains and losses arising from foreign currency transactions, which include the effects of remeasurements discussed previously, are recorded in Cost of sales. The effects of foreign currency transactions were a loss of $755 million in the period July 10, 2009 through December 31, 2009, a loss of $1.1 billion in the period January 1, 2009 through July 9, 2009, a gain of $1.7 billion in the year ended 2008 and a loss of $661 million in the year ended 2007.

Policy and Warranty

The estimated costs related to policy and product warranties are accrued at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims of each vehicle line or each model year of the vehicle line. Revisions are made when necessary, based on changes in these factors. Trends of claims are actively studied and actions are taken to improve vehicle quality and minimize claims.

Recall Campaigns

The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued when they are deemed to be probable and can be reasonably estimated.

Environmental Costs

A liability for environmental remediation costs is recorded when a loss is probable and can be reasonably estimated. For environmental sites where there are potentially multiple responsible parties, a liability for the allocable share of the costs related to involvement with the site is recorded, as well as an allocable share of costs related to insolvent parties or unidentified shares, neither of which are reduced for possible recoveries from insurance carriers. For environmental sites where we and Old GM are the only

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potentially responsible parties, a liability is recorded for the total estimated costs of remediation before consideration of recovery from insurers or other third parties. The process of estimating environmental remediation liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites.

There is an established process to develop environmental liabilities that is used globally. This process consists of a number of phases that begins with visual site inspections and an examination of historical site records. Once a potential problem is identified, physical sampling of the site, which may include analysis of ground water and soil borings, is performed. The evidence obtained is then evaluated and if necessary, a remediation strategy is developed and submitted to the appropriate regulatory body for approval. The final phase of this process involves the commencement of remediation activities according to the approved plan.

When applicable, estimated liabilities for costs relating to ongoing operating, maintenance, and monitoring at environmental sites where remediation has commenced are recorded. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information obtained. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates.

Cash Equivalents

Cash equivalents are defined as short-term, highly-liquid investments with original maturities of 90 days or less.

Fair Value Measurements

A three-level valuation hierarchy is used for fair value measurements. The three-level valuation hierarchy is based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy:

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

Marketable Securities

We classify marketable securities as available-for-sale or trading. Various factors, including turnover of holdings and investment guidelines, are considered in determining the classification of investments. Available-for-sale securities are recorded at fair value, with unrealized gains and losses reported, net of related income taxes, in Accumulated other comprehensive income (loss) until realized. Trading securities are recorded at fair value. We determine realized gains and losses for all securities using the specific identification method.

Old GM classified marketable securities as available-for-sale, except for certain mortgage-related securities, that were classified as held-to-maturity. Held-to-maturity securities were recorded at amortized cost.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

An evaluation is made monthly to determine if unrealized losses related to non-trading investments in debt and equity securities are other than temporary. Factors considered in determining whether a loss on a debt security is other than temporary include: (1) the length of time and extent to which the fair value has been below cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent to sell or likelihood to be forced to sell the security before any anticipated recovery. Prior to April 1, 2009 Old GM considered its ability and intent to hold the investment for a sufficient period of time to allow for any anticipated recovery. Factors considered in determining whether a loss on an equity security is other than temporary include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and the ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If losses are determined to be other than temporary, the loss is recorded and the investment carrying amount is adjusted to a revised fair value.

Derivative Instruments

We are party to a variety of foreign currency exchange rate, interest rate and commodity derivative contracts entered into in connection with the management of exposure to fluctuations in foreign currency exchange rates, interest rates and certain commodity prices. These financial exposures are managed in accordance with corporate policies and procedures and a risk management control system is used to assist in monitoring hedging programs, derivative positions and hedging strategies. Hedging documentation includes hedging objectives, practices and procedures and the related accounting treatment. Derivatives that received hedge accounting treatment prior to October 1, 2008 were evaluated for effectiveness at the time they were designated as well as throughout the hedging period. We do not hold derivative financial instruments for speculative purposes.

All derivatives are recorded at fair value in the consolidated balance sheets. Internal models are used to value a majority of derivatives. The models use, as their basis, readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for commodities and foreign currency exchange rates. In Level 2 of the valuation hierarchy, we include foreign currency derivatives, commodity derivatives, interest rate swaps, cross currency swaps and warrants. Derivative contracts that are valued based upon models with significant unobservable market inputs, primarily estimated forward and prepayment rates, are classified in Level 3 of the valuation hierarchy. In Level 3 of the valuation hierarchy, we include warrants issued to the UST, certain foreign currency derivatives, certain long-dated commodity derivatives and interest rate swaps with notional amounts that fluctuated over time.

The valuation of derivative liabilities takes into account our nonperformance risk. For the periods presented after June 1, 2009, our nonperformance risk was not observable through the credit default swap market, and an analysis of comparable industrial companies was used to determine the appropriate credit spread which would be applied to us by market participants. In these periods, all derivatives whose fair values contained a significant credit adjustment based on our nonperformance risk were classified in Level 3 of the valuation hierarchy.

We recorded the earnings effect resulting from the change in fair value of all derivative instruments not receiving hedge accounting in Interest income and other non-operating income, net.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to October 1, 2008 Old GM recorded effective changes in fair value of derivatives designated as cash flow hedges in net unrealized gains (losses) on derivatives within a separate component of Accumulated other comprehensive income (loss). Amounts were reclassified from Accumulated other comprehensive income (loss) when the underlying hedged item affected earnings. All ineffective changes in fair value were recorded in earnings. Prior to October 1, 2008 changes in fair value of derivatives designated as fair value hedges were recorded in earnings offset by changes in fair value of the hedged item to the extent the derivative was effective as a hedge. Changes in fair value of derivatives not designated as hedging instruments were recorded in earnings. The earnings effect resulting from the change in fair value of derivative instruments was recorded in the same line item in the consolidated statements of operations as the underlying exposure being hedged.

As part of Old GM’s quarterly tests for hedge effectiveness in the three months ended December 31, 2008, Old GM was unable to conclude that its cash flow and fair value hedging relationships continued to be highly effective. Therefore, Old GM discontinued the application of hedge accounting for derivative instruments used in cash flow and fair value hedging relationships. Accordingly, all derivatives were recorded at fair value in the consolidated balance sheets and subsequent changes in fair value of derivatives were recorded in earnings. Certain releases of deferred gains and losses arising from previously designated cash flow and fair value hedges were also recorded in earnings by Old GM. The earnings effect resulting from the change in fair value of derivative instruments was recorded in the same line item in the consolidated statements of operations as the underlying exposure being hedged.

The cash flows from derivative instruments receiving hedge accounting treatment are classified in the same categories as the hedged items in the consolidated statement of cash flows.

Refer to Note 20 for additional information related to derivative transactions.

Income Taxes

The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recorded in the results of operations in the period that includes the enactment date under the law.

Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. All available evidence, both positive and negative using a more likely than not standard, is considered to determine if valuation allowances should be established against deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, previous experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income in the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The following possible sources of taxable income have been considered when assessing the realization of deferred tax assets:

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and pre-tax income in another income category, the tax benefit allocated to continuing operations is determined by taking into account the pre-tax income of other categories.

We record interest and penalties on uncertain tax positions in Income tax expense (benefit). Old GM recorded interest income on uncertain tax positions in Interest income and Other non-operating income, net, interest expense in Interest expense and penalties in Selling, general and administrative expense.

Pension and Other Postretirement Plans

Attribution, Methods and Assumptions

The cost of benefits provided by defined benefit pension plans is recorded in the period employees provide service. The cost of pension plan amendments that provide for benefits already earned by plan participants is amortized over the expected period of benefit which may be: (1) the duration of the applicable collective bargaining agreement specific to the plan; (2) expected future working lifetime; or (3) the life expectancy of the plan participants.

The cost of medical, dental, legal service and life insurance benefits provided through postretirement benefit plans is recorded in the period employees provide service. The cost of postretirement plan amendments that provide for benefits already earned by plan participants is amortized over the expected period of benefit which may be the average expected future working lifetime to full eligibility or the average life expectancy of the plan participants.

U.S. salaried retiree medical plan amendments on or after July 2008 are amortized over the period to full eligibility and actuarial gains and losses are amortized over the average remaining years of future service.

Actuarial (gains) losses and new prior service costs (credits) for the U.S. hourly healthcare plans are currently amortized over a time period corresponding with the average life expectancy of the plan participants.

An expected return on plan asset methodology is utilized to calculate future pension expense for certain significant funded benefit plans. A market-related value of plan assets methodology is also utilized that averages gains and losses on the plan assets over a period of years to determine future pension expense. The methodology recognizes 60.0% of the difference between the fair value of assets and the expected calculated value in the first year and 10.0% of that difference over each of the next four years.

The discount rate assumption is established for each of the retirement-related U.S. benefit plans at their respective measurement dates. We use a cash flow matching approach, also called a spot rate yield curve approach, that uses projected cash flows matched to spot rates along a zero coupon yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. Old GM established a discount rate assumption to reflect the yield of a hypothetical portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to satisfy projected future benefits.

The discount rate assumption is established for each of the retirement-related non-U.S. benefit plans at their respective measurement dates utilizing published indices with adjustments made to reflect the underlying duration of expected benefit payments.

Plan Asset Valuation

Equity and debt securities, including asset backed securities, held by the investment pools are valued based upon the last traded or current bid price where market quotations are readily available. Securities which are not traded on an exchange, such as structured debt, are valued primarily using independent pricing vendors, using dealer or counterparty supplied valuations, or at their fair value as determined by an internal valuation committee. A periodic review of the pricing vendors that includes discussion and analysis of the inputs used to provide prices is held to ensure the integrity of the third-party valuations used in fair value estimates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real estate investments are valued using information such as independent real estate appraisals, internal appraisals prepared by investment managers and other market-based information about the individual property. The independent real estate appraisals are prepared at least once every three years and include detailed market studies and multiple valuation methodologies typical in the real estate industry such as sales comparison approach, replacement cost approach and income capitalization approach. For periods in which independent appraisals are not prepared, models using one or more of these approaches are developed for each property by asset managers as a means of determining changes in fair value. The fair values for each investment are reviewed quarterly and, if warranted by market or property level changes or other factors, are appropriately adjusted by the internal valuation committee based on management’s best estimate of changes in fair value.

Private market investments which have not traded during the most recent period are recorded using the investment sponsor’s valuation at the end of the prior quarter plus net cash flows and excluding fees during the most recent quarter. The investment sponsor’s valuation will not be used if the sponsor’s valuation does not reflect fair value in management’s opinion. In this case, an internal valuation committee determines fair value considering factors that include valuations by other investors (including write-downs), review of an internal valuation committee’s recommendation, and follow-on investments and financings, mergers, and bankruptcies or other events which in the opinion of management suggest material impairment or improvement in the investment.

Derivative instruments are priced primarily through independent pricing vendors, dealers or counterparty-supplied valuations and are typically based on industry standard derivative valuation models. Derivative instruments primarily include financial futures contracts, options including foreign currency options, swaps including options, interest rate swaps and credit default swaps and forward foreign currency contracts.

Valuations for fund investments that do not have a readily determinable fair value are typically estimated using a net asset value (NAV) provided by a third party administrator as a practical expedient. In certain circumstances, a fund’s NAV may be adjusted to fair value as determined by an internal valuation committee. Fund investments with readily determinable fair values are priced primarily through independent pricing vendors, dealers or counterparty supplied valuations. Investments in these funds are specific to asset allocation strategies and include global fixed income, real estate, private equity, index, hedge and other funds.

Due to the lack of timely available market information for certain investments and the inherent uncertainty of valuation, reported fair values may differ from fair values that would have been used had readily available market information been available.

Early Retirement Programs

An early retirement program was offered to certain German employees that allows these employees to transition from employment into retirement before their legal retirement age. Eligible employees who elect to participate in this pre-retirement leave program work full time in half of the pre-retirement period, the active period, and then do not work for the remaining half, the inactive period, and receive 50.0% of their salary in this pre-retirement period. These employees also receive a bonus equal to 35.0% of their annual net pay at the beginning of the pre-retirement period. Contributions were required to be made into the government pension program for participants in the pre-retirement period, and participants are entitled to a government subsidy if certain conditions are met. The bonus and additional contributions into the government pension plan were recognized over the period from when the employee signed the program contract until the end of the employee’s active service period.

Extended Disability Benefits

Estimated extended disability benefits are accrued ratably over the employee’s active service period using measurement provisions similar to those used to measure our other postemployment benefits (OPEB) obligations. The liability is comprised of the future obligations for income replacement, healthcare costs and life insurance premiums for employees currently disabled and those in the active workforce who may become disabled. Future disabilities are estimated in the current workforce using actuarial methods based on historical experience. We record actuarial gains and losses immediately in earnings. Old GM amortized net actuarial gains and losses over the remaining duration of the obligation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Labor Force

On a worldwide basis, we have and Old GM had a concentration of the workforce working under the guidelines of unionized collective bargaining agreements. The current labor contract with the UAW is effective for a four-year term that began in October 2007 and expires in September 2011. The contract included a $3,000 lump sum payment in the year ended 2007 and performance bonuses of 3.0%, 4.0% and 3.0% of wages in the years ended 2008, 2009 and 2010 for each UAW employee. These payments are amortized over the 12-month period following the respective payment dates. Active UAW employees and current retirees and surviving spouses were also granted pension benefit increases. In February 2009 Old GM and the UAW agreed to suspend the 2009 and 2010 performance bonus payments.

Job Security Programs

In May 2009 Old GM and the UAW entered into an agreement that suspended the Job Opportunity Bank (JOBS) Program, modified the Supplemental Unemployment Benefit (SUB) program and added the Transitional Support Program (TSP). These job security programs provide employee reduced wages and continued coverage under certain employee benefit programs depending on the employee’s classification as well as the number of years of service that the employee has accrued. A similar tiered benefit is provided to CAW employees. We recognize a liability for these SUB/TSP benefits over the expected service period of employees, based on our best estimate of the probable liability at the measurement date.

Prior to the implementation of the modified job security programs, costs for postemployment benefits to hourly employees idled on an other than temporary basis were accrued based on our best estimate of the wage, benefit and other costs to be incurred, and costs related to the temporary idling of employees were generally expensed as incurred.

Stock Incentive Plans

GM

We measure and record compensation expense for all share-based payment awards based on the award’s estimated fair value. We intend to grant awards to our employees through the 2009 Long Term Incentive Plan and have granted and will continue to grant awards under the GM Salary Stock Plan. Our policy is to record compensation expense over the applicable vesting period of an award.

The fair value of awards granted is based on the estimated fair value of our common stock. Since there currently is no observable publicly traded price for our common stock, we estimate the value of our common stock based on a discounted cash flow model. Refer to Note 29 for additional information.

Salary stock awards granted are fully vested and nonforfeitable upon grant, therefore compensation cost is recorded on the date of grant.

Old GM

All of Old GM’s awards for the period January 1, 2009 through July 9, 2009, and the years ended 2008 and 2007 were accounted for at fair value, and compensation expense was recorded based on the award’s estimated fair value. No share-based compensation expense was recorded for the top 25 most highly compensated employees in the year ended 2009, in compliance with the Loan and Security Agreement with the UST.

Stock options granted were measured on the date of grant using the Black-Scholes option-pricing model to determine fair value. Compensation expense was recorded on a graded vesting schedule. Old GM issued treasury shares upon exercise of employee stock options.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option awards contingent on performance and market conditions were measured on the date of grant using a Monte-Carlo simulation model to determine fair value. Vesting was contingent upon a one-year service period and multiple performance and market requirements and was recorded on a graded vesting schedule over a weighted average derived service period.

Market condition based cash-settled awards were granted to participants based on a minimum percentile ranking of Old GM’s total stockholder return compared to all other companies in the S&P 500 for the same performance period. The fair value of each market condition based cash-settled award was estimated on the date of grant, and for each subsequent reporting period, remeasured using a Monte-Carlo simulation model that used multiple input variables.

Cash restricted stock units were granted to certain of Old GM’s global executives that provided cash equal to the value of underlying restricted share units at predetermined vesting dates. Compensation expense was recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each cash-settled award was remeasured at the end of each reporting period and the liability and related expense adjusted based on the new fair value of Old GM’s common stock.

All outstanding Old GM awards remained with Old GM and they were not replaced by us in the 363 Sale.

Recently Adopted Accounting Principles

Accounting for Uncertainty in Income Taxes

In January 2007 Old GM adopted the provisions of ASC 740-10, “Income Taxes,” related to uncertain tax positions. ASC 740 requires that the tax effect(s) of a position be recorded only if it is more likely than not to be sustained based solely on its technical merits at the reporting date. If a tax position is not considered more likely than not to be sustained based solely on its technical merits, no benefits of the tax position are recorded. With the adoption of ASC 740, companies were required to adjust their financial statements to reflect only those tax positions that are more likely than not to be sustained. Upon adoption, Old GM recorded a decrease to Accumulated deficit of $137 million as a cumulative effect of a change in accounting principle with a corresponding decrease to the liability for uncertain tax positions.

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

In April 2009 the Financial Accounting Standards Board (FASB) provided additional application and disclosure guidance regarding fair value measurements and impairments of debt securities. ASC 320-10, “Investments — Debt and Equity Securities,” was amended and modified the other than temporary impairment guidance for debt securities and the presentation and disclosure requirements for all other than temporary impairments. ASC 820-10 was further amended and provides guidelines for consistently determining fair value measurements when the volume and level of activity for an asset or liability has significantly decreased, and provides guidance on identifying circumstances that indicate that a transaction is not orderly. ASC 825-10, “Financial Instruments” was also amended to expand fair value disclosures to interim reporting periods for certain financial instruments not recorded at fair value in the statement of financial position. Old GM adopted these standards in June 2009. The adoption of these standards did not have a material effect on the consolidated financial statements.

In September 2009 the FASB issued Accounting Standards Update (ASU) 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which permits a reporting entity to utilize, without adjustment, the NAV provided by a third party investee as a practical expedient to measure the fair value of certain investments. We adopted this standard in December 2009. ASU 2009-12 did not have a material effect on the consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2009 we adopted ASU 2009-5, “Measuring Liabilities at Fair Value.” ASU 2009-5 provides additional guidance for the fair value measurement of liabilities. The adoption did not have a material effect on our consolidated financial statements.

In December 2009 we adopted disclosure updates to ASC 715-20, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” that requires the following additional disclosures about plan assets for a defined benefit or postretirement plan: (1) narrative providing greater insight as to investment policies and strategies; (2) the fair value of pension plan assets by major category; (3) inputs and valuation techniques used to develop fair value measurement; and (4) discussion of concentration of risk. Refer to Note 19 for more information on the adoption of this guidance.

Business Combinations

In January 2009 Old GM adopted the revised ASC 805, “Business Combinations,” which retained the underlying concepts of existing standards that all business combinations be accounted for at fair value under the acquisition method of accounting. However, ASC 805 changes the method of applying the acquisition method in a number of significant aspects. It requires that: (1) for all business combinations, the acquirer record all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain pre-acquisition contingent assets and liabilities acquired be recorded at their fair values on the acquisition date; (3) contingent consideration be recorded at its fair value on the acquisition date and, for certain arrangements, changes in fair value be recorded in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be remeasured to their acquisition-date fair values, with any gain or loss recorded in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. ASC 805 amended ASC 740, such that adjustments made to valuation allowances on deferred tax assets and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805 should also apply the provisions of this standard. This standard applies to all business combinations entered into on or after January 1, 2009. In connection with the application of fresh-start reporting, we applied the guidance in this standard.

In January 2009 Old GM also adopted other amendments to ASC 805, related to the initial recognition and measurement, subsequent measurement and disclosures for assets and liabilities arising from contingencies in business combinations. In connection with our application of fresh-start reporting, we applied this guidance when measuring contingent assets and liabilities.

In January 2009 Old GM adopted amendments to ASC 350, “Intangibles — Goodwill and Other,” and ASC 805 which clarified the accounting for defensive intangible assets. In connection with our application of fresh-start reporting, we applied this guidance when measuring and recording defensive intangible assets (e.g., Pontiac and Saturn brands).

In January 2009 Old GM also adopted amendments to ASC 275, “Risks and Uncertainties,” and ASC 350 which provided new guidance for the determination of the useful life of intangible assets. The new guidance amended the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. In connection with our application of fresh-start reporting, we applied this guidance in selecting estimated useful lives for intangible assets.

Noncontrolling Interests in Consolidated Financial Statements

In January 2009 Old GM adopted certain amendments to ASC 810-10, “Consolidation,” that govern the accounting for and reporting of noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. Also, this standard requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to a noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) changes in ownership interests resulting in gain or loss be recorded in earnings if control is gained or lost; and (5) in a business combination, a noncontrolling interest’s share of net assets acquired be recorded at fair value,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including its share of goodwill. The provisions of this standard were prospective upon adoption, except for the presentation and disclosure requirements. The presentation and disclosure requirements have been applied retrospectively for all periods presented. Accordingly, prior period amounts have been adjusted to apply the new method of accounting.

Accounting for Convertible Debt Instruments

In January 2009 Old GM adopted ASC 470-20, “Debt with Conversion and Other Options,” which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are allocated between the debt and equity components. ASC 470-20 requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recorded. The provisions of ASC 470-20 have been applied retrospectively upon adoption, and prior period amounts have been adjusted to apply the new method of accounting. As a result of the adoption of ASC 470-20, Interest expense increased and Net income attributable to common stockholders decreased by $50 million in the period January 1, 2009 through July 9, 2009. Net Income attributable to common stockholders, per share, basic and diluted decreased by $0.08 in the period January 1, 2009 through July 9, 2009. Effective July 10, 2009 MLC retained Old GM’s convertible debt. As a result, there was no effect on Interest expense, Net loss attributable to common stockholders, and Net loss attributable to common stockholders, per share, basic and diluted in the period July 10, 2009 through December 31, 2009 upon the adoption of ASC 470-20.

Accounting Standards Not Yet Adopted

In June 2009 the FASB issued certain amendments to ASC 860-10, “Transfers and Servicing.” ASC 860-10 eliminates the concept of a qualifying special-purpose entity (SPE), establishes a new definition of participating interest that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer of financial assets to be accounted for as a sale, and changes the amount that can be recorded as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. This statement is effective for financial asset transfers occurring after the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The adoption of this standard will not have a material affect on the consolidated financial statements.

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

In September 2009 the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. In addition, ASU 2009-13 revises the method by which consideration is allocated among the units of accounting. Specifically, the overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, involving vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the effects, if any, that ASU 2009-13 will have on the consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Acquisition and Disposal of Businesses

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

Acquisition of Delphi Businesses

In July 2009 we entered into the Delphi Master Disposition Agreement (DMDA) with Delphi Corporation (Delphi) and other parties. Under the DMDA, we agreed to acquire Delphi’s global steering business (Nexteer), which supplies us and other Original Equipment Manufacturers (OEMs) with steering systems and columns, and four domestic facilities that manufacture a variety of automotive components, primarily sold to us. In addition, we and several third party investors who held the Delphi Tranche DIP facilities (collectively the Investors) agreed to acquire substantially all of Delphi’s remaining assets through DIP HOLDCO, LLP, subsequently named Delphi Automotive LLP (New Delphi). Certain excluded assets and liabilities have been retained by a Delphi entity (DPH) to be sold or liquidated. In connection with the DMDA, we agreed to pay or assume Delphi obligations of $1.0 billion related to Delphi’s senior DIP credit facility, including certain outstanding derivative instruments, its junior DIP credit facility, and other Delphi obligations, including certain administrative claims. At the closing of the transactions contemplated by the DMDA, we waived administrative claims associated with the advance agreements with Delphi, the payment terms acceleration agreement with Delphi, and the claims associated with previously transferred pension costs for hourly employees. Refer to Note 21 for additional information on the DMDA.

We agreed to acquire, prior to the consummation of the transactions contemplated by the DMDA, all Class A Membership Interests in New Delphi for a cash contribution of $1.7 billion with the Investors acquiring Class B Membership Interests and the PBGC receiving Class C Membership Interests. We and the Investors also agreed to establish: (1) a secured delayed draw term loan facility for New Delphi, with us and the Investors each committing to provide loans of up to $500 million; and (2) a note of $41 million to be funded at closing by the Investors. In addition, the DMDA settled outstanding claims and assessments against and from MLC, us and Delphi, including the settlement of commitments under the MRA (as defined in Note 21) with limited exceptions, and establishes an ongoing commercial relationship with New Delphi. We also agreed to continue all existing Delphi supply agreements and purchase orders for GMNA to the end of the related product program, and New Delphi agreed to provide us with access rights designed to allow us to operate specific sites on defined triggering events to provide us with protection of supply.

In October 2009 we consummated the transactions contemplated by the DMDA. The terms of the DMDA provided a means for Delphi to emerge from bankruptcy and to effectively serve its customers by focusing on its core business. The DMDA also enabled us to access essential components and steering technologies through the businesses we acquired.

We funded the acquisitions, transaction related costs and settlements of certain pre-existing arrangements through net cash payments of $2.7 billion and assumption of liabilities and wind-down obligations of $120 million. Additionally, we waived our rights to $550 million and $300 million previously advanced to Delphi under the advance agreements and the payment terms acceleration agreement and our rights to claims associated with previously transferred pension costs for hourly employees. Of these amounts, we contributed $1.7 billion to New Delphi and paid the Pension Benefit Guarantee Corporation (PBGC) $70 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The terms of the DMDA resulted in the settlement of certain obligations related to various commitments accrued as of the transaction date under the Delphi-GM Settlement Agreements. A settlement loss of $127 million was recorded upon consummation of the DMDA. Additional net charges of $49 million were recorded in the three months ended December 31, 2009 associated with the DMDA. Refer to Note 21 for additional information on the Delphi-GM Settlement Agreements.

The following table summarizes the consideration provided under the DMDA and the allocation to its various elements based on their estimated fair values (dollars in millions):

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

The Class A Membership Interests in New Delphi are accounted for using the equity method of accounting. Refer to Note 10 for additional information on our Membership Interests in New Delphi.

The following table summarizes the amounts allocated to the fair value of the assets acquired and liabilities assumed of Nexteer and the four domestic facilities, which are included in the results of our GMNA segment (dollars in millions):

Successor
October 6, 2009
Cash and cash equivalents	$40
Accounts and notes receivable, net	541
Inventories	245
Other current assets and deferred income taxes	28
Property, net	202
Deferred income taxes	39
Other assets	3
Goodwill (a)	61
Accounts payable (principally trade)	(316)
Short-term debt and current portion of long-term debt	(67)
Accrued expenses	(101)
Long-term debt	(10)
Other liabilities and deferred income taxes	(364)
Noncontrolling interests	(14)

Fair value of Nexteer and four domestic facilities	$287

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Goodwill of $61 million arises from the difference between the economic value of long-term employee related liabilities and their recorded amounts at the time of acquisition and deferred taxes. Goodwill deductible for tax purposes is $646 million. The difference between book goodwill and tax goodwill results from different allocations for tax purposes than that utilized for book purposes.

Nexteer and the four domestic facilities had revenue of $3.7 billion in the year ended December 31, 2008 of which 68% was related to sales to Old GM. Furthermore, through the terms of the MRA, we provided Delphi labor cost subsidies and production cash burn support to many of the facilities acquired. Refer to Note 21 for additional information on the MRA. Since we and Old GM accounted for a significant portion of Nexteer’s and the four domestic facilities’ sales and because we were providing subsidies to Delphi related to these facilities, the acquisition of these businesses will not have a significant effect on our financial results as the costs associated with these facilities have historically been reflected as inventory costs and recorded in Cost of sales. Additionally, we did not provide pro forma financial information because we do not believe this information would be material given the intercompany nature of Nexteer and the four domestic facilities sales activity.

In January 2010 we announced that we intend to pursue a sale of Nexteer. We continue to pursue this sale and have not yet entered into a definitive sales agreement.

Saab Bankruptcy and Sale

In February 2009 Saab, part of the GME segment, filed for protection under the reorganization laws of Sweden in order to reorganize itself into a stand-alone entity. Old GM determined that the reorganization proceeding resulted in a loss of the elements of control necessary for consolidation and therefore Old GM deconsolidated Saab in February 2009. Old GM recorded a loss of $824 million in Other expenses related to the deconsolidation. The loss reflects the remeasurement of Old GM’s net investment in Saab to its estimated fair value of $0, costs associated with commitments and obligations to suppliers and others, and a commitment to provide up to $150 million of DIP financing. We acquired Old GM’s investment in Saab in connection with the 363 Sale. In August 2009 Saab exited its reorganization proceeding, and we regained the elements of control and consolidated Saab at an insignificant net book value.

At September 30, 2009 we had obtained approval from our Board of Directors, met other necessary criteria to classify Saab’s assets and liabilities as held for sale and had identified Koenigsegg Group AB as a potential buyer. In November 2009 the proposed sale of Saab was terminated at the discretion of the buyer. Subsequent to the conclusion of negotiations with Koenigsegg Group AB, our Board of Directors received expressions of interest in Saab from potential buyers including Spyker Cars NV. In February 2010 we completed the sale of Saab to Spyker Cars NV. As part of the agreement, Saab and Spyker Cars NV will operate under the Spyker Cars NV umbrella and Spyker Cars NV will assume responsibility for Saab operations. Previously announced wind-down activities of Saab operations have ended.

Saab’s assets and liabilities are classified as held for sale at December 31, 2009. Saab’s total assets of $388 million include cash and cash equivalents, inventory and receivables, and its total liabilities of $355 million include accounts payable, warranty and pension obligations and other liabilities.

Sale of Allison Transmission Business

In August 2007 Old GM completed the sale of the commercial and military operations of its Allison business, formerly a division of Old GM’s Powertrain Operations. The negotiated purchase price of $5.6 billion in cash plus assumed liabilities was paid at closing. The purchase price was subject to adjustment based on the amount of Allison’s net working capital and debt on the closing date, which resulted in an adjusted purchase price of $5.4 billion. A gain on the sale of Allison in the amount of $5.3 billion, $4.3 billion after-tax, inclusive of the final purchase price adjustments, was recorded in the year ended 2007. Allison designs and manufactures commercial and military automatic transmissions and is a global provider of commercial vehicle automatic transmissions for

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on-highway vehicles, including trucks, specialty vehicles, buses and recreational vehicles, off-highway and military vehicles, as well as hybrid propulsion systems for transit buses. Old GM retained the Powertrain Operations’ facility near Baltimore, Maryland which manufactures automatic transmissions primarily for trucks and hybrid propulsion systems.

The results of operations and cash flows of Allison have been reported in the consolidated financial statements as Discontinued operations in the year ended 2007. Historically, Allison was reported within GMNA.

The following table summarizes the results of discontinued operations (dollars in millions):

Predecessor
Year Ended December 31, 2007
Net sales	$1,225
Income from discontinued operations before income taxes	$404
Income tax provision	$148
Income from discontinued operations, net of tax	$256
Gain on sale of discontinued operations, net of tax	$4,293

As part of the transaction, Old GM entered into an agreement, which we assumed in the 363 Sale, with the buyers of Allison whereby Old GM may provide the new parent company of Allison with contingent financing of up to $100 million. Such financing would be made available if, during a defined period of time, Allison was not in compliance with its financial maintenance covenant under a separate credit agreement. Old GM’s financing would be contingent on the stockholders of the new parent company of Allison committing to provide an equivalent amount of funding to Allison, either in the form of equity or a loan, and, if a loan, such loan would be granted on the same terms as Old GM’s loan to the new parent company of Allison. At December 31, 2009 we have not provided financing pursuant to this agreement. This commitment expires on December 31, 2010. Additionally, both parties have entered into non-compete arrangements for a term of 10 years in the United States and for a term of five years in Europe.

Note 6. Marketable Securities

The following tables summarize information regarding investments in marketable securities (dollars in millions):

	Successor
	December 31, 2009
	Unrealized		Fair Value
	Gains	Losses
Trading securities:
Equity	$4	$2	$32
United States government and agencies	1	—	17
Mortgage- and asset-backed	—	2	22
Foreign government	1	—	24
Corporate debt	1	1	29

Total trading securities	$7	$5	$124

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor				Predecessor
	December 31, 2009				December 31, 2008
	Cost	Unrealized		Fair Value	Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Available-for-sale securities:
Equity	$—	$—	$—	$—	$24	$—	$—	$24
United States government and agencies	2	—	—	2	4	—	—	4
Mortgage- and asset-backed	—	—	—	—	65	1	—	66
Certificates of deposit	8	—	—	8	11	—	—	11
Foreign government	—	—	—	—	19	—	—	19
Corporate debt	—	—	—	—	17	—	—	17

Total available-for-sale securities	$10	$—	$—	$10	$140	$1	$—	$141

We and Old GM maintained $79 million of the above securities as compensating balances to support letters of credit of $66 million at December 31, 2009 and 2008. We have and Old GM had access to these securities in the normal course of business; however the letters of credit may be withdrawn if the minimum collateral balance is not maintained.

In addition to the securities previously discussed, securities of $11.2 billion and $4.0 billion with original maturity dates within 90 days of the acquisition date were classified as cash equivalents at December 31, 2009 and 2008.

The following table summarizes proceeds from and realized gains and losses on disposals of investments in marketable securities classified as available-for-sale (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Sales proceeds	$3	$185	$4,001	$955
Realized gains	$—	$3	$44	$10
Realized losses	$—	$10	$88	$4

The following table summarizes the fair value of investments classified as available-for-sale securities by contractual maturity at December 31, 2009 (dollars in millions):

	Successor
	Amortized Cost	Fair Value
Contractual Maturities of Debt Securities
Due in one year or less	$8	$8
Due after one year through five years	2	2
Due after five years through ten years	—	—
Due after ten years	—	—

Total contractual maturities of debt securities	$10	$10

Refer to Note 25 for the amounts recorded as a result of other than temporary impairments on debt and equity securities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Securitizations

Receivables are generated from sales of vehicles through the dealer network, as well as from service parts and powertrain sales. Certain of these receivables are sold to wholly-owned bankruptcy-remote SPEs. The SPEs are separate legal entities that assume the risks and rewards of ownership of the receivables.

On-balance sheet securitization programs are entered into in which certain trade accounts receivable related to vehicle sales are isolated in wholly-owned bankruptcy-remote SPEs, which in turn pledge the receivables to lending institutions. The receivables pledged are not recorded separately from other trade accounts receivable but are recorded in Accounts and notes receivable, net. Borrowings are recorded in Short-term debt and current portion of long-term debt.

Certain trade accounts receivable related to vehicle sales to dealers primarily in the Middle East were pledged as collateral under an on-balance sheet securitization program. The amount of receivables pledged under this program was $504 million at December 31, 2008. The outstanding borrowing under this program was $395 million at December 31, 2008. This facility matured in April 2009 and was fully paid.

In September 2008 Old GM entered into a one-year revolving on-balance sheet securitization program related to vehicle sales to dealers in the United States. This program provided financing of up to $197 million. The program replaced an off-balance sheet trade accounts receivable securitization facility that expired in September 2008. The outstanding borrowing under this program was $140 million at December 31, 2008. The program was terminated in connection with the Chapter 11 Proceedings in June 2009; outstanding amounts were fully paid and lenders’ liens on the receivables were released.

Trade receivable securitization programs are utilized in Europe. The banks and factoring companies had a beneficial interest of $8 million and $11 million in the participating pool of trade receivables at December 31, 2009 and December 31, 2008.

Securitizations of Vehicles Subject to Automotive Retail Leases

In connection with the 363 Sale, we acquired vehicles subject to automotive retail leases and assumed the outstanding secured debt previously held by two of Old GM’s bankruptcy-remote SPEs. These entities issued secured debt collateralized by vehicles subject to automotive retail leases. The secured debt has recourse solely to the vehicles subject to automotive retail leases and related assets. The outstanding secured debt was $19.8 million and $1.2 billion at December 31, 2009 and 2008.

Note 8. Inventories

The following table summarizes the components of inventory (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Productive material, work in process and supplies	$4,201	$4,849
Finished product, including service parts	5,906	9,579

Total inventories	10,107	14,428
Less LIFO allowance	—	(1,233)

Total inventories, net	$10,107	$13,195

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes adjustments recorded to inventories as a result of LCM analyses (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
LCM adjustments on inventories (a)	$168	$103	$336	$249

(a)	Amounts represent LCM adjustments related to company vehicles and vehicles returned from lease awaiting sale at auction.

In the period January 1, 2009 through July 9, 2009 and in the years ended 2008 and 2007 Old GM’s U.S. LIFO eligible inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities, which were carried at lower costs prevailing in prior years as compared with the cost of purchases in the period January 1, 2009 through July 9, 2009, and in the years ended 2008 and 2007. These liquidations decreased Old GM’s Cost of sales by $5 million in the period January 1, 2009 through July 9, 2009 and by $355 million and $100 million in the years ended 2008 and 2007.

Note 9. Equipment on Operating Leases, net

Equipment on operating leases, net is comprised of vehicle sales to daily rental car companies and to retail customers.

The following table summarizes information related to Equipment on operating leases, net and the related accumulated depreciation (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Current
Equipment on operating leases	$3,070	$6,737
Less accumulated depreciation	(343)	(1,595)

Equipment on operating leases, net	$2,727	$5,142

Noncurrent
Equipment on operating leases	$3	$674
Less accumulated depreciation	—	(232)

Equipment on operating leases, net	$3	$442

The following table summarizes depreciation expense related to Equipment on operating leases, net (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Years Ended December 31, 2008	Years Ended December 31, 2007
Depreciation expense	$437	$338	$1,575	$2,350

Refer to Note 25 for additional information on impairments related to Equipment on operating leases, net.

We are to receive minimum rental payments for Equipment on operating leases, net of $33 million in 2010 and $0 thereafter. The minimum rental payments on vehicle sales to daily rental car companies are paid at lease inception.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Equity in Net Assets of Nonconsolidated Affiliates

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used, due to the ability to exert significant influence over decisions relating to their operating and financial affairs.

The following table summarizes information regarding equity in income (loss) of and disposition of interest in nonconsolidated affiliates (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
GMAC (a)	$—	$(1,097)	$916	$(1,245)
Gain on conversion of UST GMAC Loan (b)	—	2,477	—	—
GMAC Common Membership Interest impairment charges (a)	—	—	(7,099)	—

Total equity in income (loss) of and disposition of interest in GMAC (a)	—	1,380	(6,183)	(1,245)
Other significant nonconsolidated affiliates (c)	466	298	312	430
New United Motor Manufacturing, Inc. (50%) (d)	—	(243)	(118)	(5)
Others	31	6	(8)	99

Total equity in income (loss) of and disposition of interest in nonconsolidated affiliates	$497	$1,441	$(5,997)	$(721)

(a)	GMAC converted its status to a C corporation effective June 30, 2009. At that date, Old GM began to account for its investment in GMAC using the cost method rather than the equity method as Old GM no longer exercised significant influence over GMAC. In connection with GMAC’s conversion into a C corporation, each unit of each class of GMAC Membership Interests was converted into shares of capital stock of GMAC with substantially the same rights and preferences as such Membership Interests.

(b)	In May 2009 the UST exercised its option to convert the outstanding amounts owed on the UST GMAC Loan into shares of GMAC’s Class B Common Membership Interests.

(c)	Includes Shanghai General Motors Co., Ltd. (SGM) (50%), SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) (34%).

(d)	New United Motor Manufacturing (NUMMI) (50%) was retained by MLC as part of the 363 Sale.

Investment in SGM

On July 10, 2009 our investments in SGM and its subsidiaries were adjusted to their fair values. Our investment in SGM was increased by fresh-start reporting adjustments of $3.5 billion. This fair value adjustment of $3.5 billion was allocated as follows: (1) goodwill of $2.9 billion; (2) intangible assets of $0.6 billion; and (3) property of $38 million. The increase in basis related to intangible assets is being amortized on a straight-line basis over the remaining useful lives of the assets ranging from seven to 25 years, with amortization expense of $24 million per year. The increase in basis related to property is being depreciated on a straight-line basis over the remaining useful lives of the assets ranging from three to 14 years, with depreciation expense of $5 million per year.

Investment in New Delphi

In October 2009 we agreed to acquire, prior to the consummation of the transactions contemplated by the DMDA, all Class A Membership Interests in New Delphi. The New Delphi operating agreement contains specific “waterfall” provisions for the allocation of distributions among the Class A, Class B and Class C Membership Interests of New Delphi at varying percentages based on

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative amounts of distributions. Once the cumulative amount distributed by New Delphi exceeds $7.0 billion, our Class A Membership Interests will represent 35% of New Delphi with the Class B Membership Interests representing the remaining 65% of New Delphi’s equity. Our Class A Membership Interests entitles us to 49.12% of the first $1.0 billion of cumulative distributions and 57.78% of the next $1.0 billion of cumulative distributions. Additional distribution percentages are applied to specified distribution levels until the cumulative of $7.0 billion has been distributed. New Delphi does not expect to pay any cash distributions for the foreseeable future. Refer to Note 5 for additional information on New Delphi and the DMDA.

Investment in GMAC

As part of the approval process for GMAC to obtain Bank Holding Company status in December 2008, Old GM agreed to reduce its ownership in GMAC to less than 10.0% of the voting and total equity of GMAC by December 24, 2011. At December 31, 2009 our equity ownership in GMAC was 16.6% as subsequently discussed.

In December 2008 Old GM and FIM Holdings, an assignee of Cerberus ResCap Financing LLC, entered into a subscription agreement with GMAC under which each agreed to purchase additional Common Membership Interests in GMAC, and the UST committed to provide Old GM with additional funding in order to purchase the additional interests. In January 2009 Old GM entered into the UST GMAC Loan Agreement pursuant to which it borrowed $884 million (UST GMAC Loan) and utilized those funds to purchase 190,921 Class B Common Membership Interests of GMAC. The UST GMAC Loan was scheduled to mature in January 2012 and bore interest, payable quarterly, at the same rate of interest as the UST Loans. The UST GMAC Loan was secured by Old GM’s Common and Preferred Membership Interests in GMAC. As part of this loan agreement, the UST had the option to convert outstanding amounts into a maximum of 190,921 shares of GMAC’s Class B Common Membership Interests on a pro rata basis.

In May 2009 the UST exercised this option, the outstanding principal and interest under the UST GMAC Loan was extinguished, and Old GM recorded a net gain of $483 million. The net gain was comprised of a gain on the disposition of GMAC Common Membership Interests of $2.5 billion recorded in Equity in income (loss) of and disposition of interest in GMAC and a loss on extinguishment of the UST GMAC Loan of $2.0 billion recorded in Gain (loss) on extinguishment of debt. After the exchange, Old GM’s ownership was reduced to 24.5% of GMAC’s Common Membership Interests.

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

In December 2009 the UST made a capital contribution to GMAC of $3.8 billion consisting of the purchase of trust preferred securities of $2.5 billion and mandatory convertible preferred securities of $1.3 billion. The UST also exchanged all of its existing GMAC non-convertible preferred stock for newly issued mandatory convertible preferred securities valued at $5.3 billion. In addition the UST converted mandatory convertible preferred securities valued at $3.0 billion into GMAC common stock. These actions resulted in the dilution of our investment in GMAC common stock from 24.5% to 16.6%, of which 6.7% is held directly and 9.9% is held in an independent trust. Pursuant to previous commitments to reduce influence over and ownership in GMAC, the trustee, who is independent of us, has the sole authority to vote and is required to dispose of our 9.9% ownership in GMAC common stock held in the trust by December 24, 2011.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize financial information of GMAC for the periods GMAC was accounted for as an equity method investee (dollars in millions):

	Six Months Ended June 30, 2009 (unaudited)	Years Ended December 31,
		2008	2007
Consolidated Statements of Income
Total financing revenue and other interest income	$7,450	$18,918	$22,741
Interest expense	$4,269	$11,297	$14,406
Depreciation expense on operating lease assets	$2,409	$5,478	$4,552
Gain on extinguishment of debt	$657	$12,628	$563
Total other revenue	$2,453	$14,510	$5,964
Total noninterest expense	$4,809	$8,649	$8,486
Income (loss) before income tax expense (benefit)	$(3,588)	$3,376	$(1,806)
Income tax expense (benefit)	$990	$(60)	$395
Net income (loss)	$(4,578)	$1,868	$(2,332)
Net income (loss) available to members	$(4,933)	$1,868	$(2,524)

	June 30, 2009 (unaudited)	December 31, 2008
Condensed Consolidated Balance Sheets
Loans held for sale	$11,440	$7,919
Total finance receivables and loans, net	$87,520	$98,295
Investment in operating leases, net	$21,597	$26,390
Other assets	$22,932	$26,922
Total assets	$181,248	$189,476
Total debt	$105,175	$126,321
Accrued expenses and other liabilities	$41,363	$32,533
Total liabilities	$155,202	$167,622
Senior preferred interests	$12,500	$5,000
Preferred interests	$1,287	$1,287
Total equity	$26,046	$21,854

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMAC — Preferred and Common Membership Interests

The following tables summarize the activity with respect to the investment in GMAC Common and Preferred Membership Interests for the periods GMAC was accounted for as an equity method investee (dollars in millions):

	Predecessor
	GMAC Common Membership Interests	GMAC Preferred Membership Interests
Balance at January 1, 2008	$7,079	$1,044
Old GM’s proportionate share of GMAC’s income	916	—
Conversion of GMAC Participation Agreement to Common Membership Interests	362	—
Impairment charges	(7,099)	(1,001)
Other, primarily accumulated other comprehensive loss	(767)	—

Balance at December 31, 2008	491	43
Old GM’s proportionate share of GMAC’s losses (a)	(1,130)	(7)
Investment in GMAC Common Membership Interests	884	—
Gain on disposition of GMAC Common Membership Interests (b)	2,477	—
Conversion of GMAC Common Membership Interests (b)	(2,885)	—
Other, primarily accumulated other comprehensive loss	163	—

Balance at June 30, 2009	$—	$36

(a)	Due to impairment charges and Old GM’s proportionate shares of GMAC’s losses, the carrying amount of Old GM’s investments in GMAC Common Membership Interest was reduced to $0. Old GM recorded its proportionate share of GMAC’s remaining losses to its investment in GMAC Preferred Membership Interests.

(b)	Due to the exercise of the UST’s option to convert the UST GMAC Loan into GMAC Common Membership Interests, in connection with the UST GMAC Loan conversion, Old GM recorded a gain of $2.5 billion on disposition of GMAC Common Membership Interests and a $2.0 billion loss on extinguishment based on the carrying amount of the UST GMAC Loan and accrued interest of $0.9 billion.

Investment in Other Nonconsolidated Affiliates

The following tables summarize information regarding other significant nonconsolidated affiliates including SGM and SGMW (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Carrying amount of investments in significant affiliates	$5,516	$1,234
Total assets of significant affiliates	$10,197	$6,555
Total liabilities of significant affiliates	$6,737	$3,802

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Proportionate share of net income	$466	$298	$312	$430

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and parts. The following tables summarize the effects of transactions with nonconsolidated affiliates which are not eliminated in consolidation (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Results of Operations
Sales	$560	$596	$1,076	$793
Cost of sales	$1,137	$737	$3,815	$3,850
Selling, general and administrative expense	$(19)	$(19)	$62	$81
Interest expense	$—	$—	$—	$1
Interest income and other non-operating income, net	$14	$(9)	$231	$816

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Financial Position
Accounts and notes receivable, net	$594	$394
Accounts payable (principally trade)	$396	$112

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash Flows
Operating	$77	$546	$(1,014)	$(1,837)
Investing	$(67)	$—	$370	$254
Financing	$—	$—	$—	$1

Note 11. Property, net

The following table summarizes the components of Property, net (dollars in millions):

	Successor		Predecessor
	Estimated Useful Lives (Years)	December 31, 2009	Estimated Useful Lives (Years)	December 31, 2008
Land	—	$2,602	—	$1,162
Buildings and land improvements	2-40	4,292	2-40	18,974
Machinery and equipment	3-30	6,686	3-30	49,529
Construction in progress	—	1,649	—	2,938

Real estate, plants, and equipment		15,229		72,603
Less accumulated depreciation		(1,285)		(43,712)

Real estate, plants, and equipment, net		13,944		28,891
Special tools, net	1-13	4,743	1-10	10,774

Total property, net		$18,687		$39,665

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the amount of net capitalized software and capitalized interest included in Property, net (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Capitalized software in use	$263	$537
Capitalized software in the process of being developed	$81	$175
Capitalized interest	$26	$576

The following table summarizes depreciation, impairment charges and amortization expense related to Property, net, recorded in Cost of sales, Selling, general and administrative expense and Other expenses, net (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Depreciation and impairment of long-lived assets	$1,355	$4,352	$4,863	$3,846
Amortization and impairment of special tools	865	2,139	3,493	3,243

Total depreciation, impairment charges and amortization expense	$2,220	$6,491	$8,356	$7,089

Capitalized software amortization expense (a)	$132	$136	$209	$192
Capitalized interest amortization expense (a)	$—	$46	$77	$48

(a)	Included in Total depreciation, impairment charges and amortization expense.

Old GM initiated restructuring plans prior to the 363 Sale to reduce the total number of powertrain, stamping and assembly plants and to eliminate certain brands and nameplates. In addition, MLC retained certain assets that we did not acquire in connection with the 363 Sale and were deemed not to have a useful life beyond July 9, 2009. As a result, Old GM recorded incremental depreciation and amortization on certain of these assets as they were expected to be utilized over a shorter period of time than their previously estimated useful lives. We record incremental depreciation and amortization for changes in useful lives subsequent to the initial determination. In the period July 10, 2009 through December 31, 2009 we recorded incremental depreciation and amortization of approximately $20 million. Old GM recorded incremental depreciation and amortization of approximately $2.8 billion, $0.8 billion and $0.2 billion in the period January 1, 2009 through July 9, 2009 and the years ended 2008 and 2007.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Goodwill

The following table summarizes the changes in the carrying amounts of Goodwill (dollars in millions):

	Successor
	GMNA	GME	GMIO	Total
Balance at July 10, 2009 (a)	$26,348	$3,262	$854	$30,464
Goodwill acquired	61	—	—	61
Effect of foreign currency translation on goodwill	—	73	87	160
Goodwill included in Assets held for sale	—	—	(13)	(13)

Balance at December 31, 2009	26,409	3,335	928	30,672
Accumulated impairment charges	—	—	—	—

Goodwill	$26,409	$3,335	$928	$30,672

	Predecessor
	GMNA	GME	GMIO	Total
Balance at January 1, 2008	$173	$563	$—	$736
Accumulated impairment charges	—	—	—	—

Goodwill	173	563	—	736
Effect of foreign currency translation on goodwill	(19)	(107)	—	(126)
Impairment charges (b)	(154)	(456)	—	(610)

Balance at December 31, 2008	154	456	—	610
Accumulated impairment charges	(154)	(456)	—	(610)

Goodwill	$—	$—	$—	$—

(a)	We recorded Goodwill of $30.5 billion upon application of fresh-start reporting. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value and the difference between the U.S. GAAP and fair value amounts gives rise to goodwill, which is a residual. Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in goodwill. Our employee benefit related accounts were recorded in accordance with ASC 712 and ASC 715 and deferred income taxes were recorded in accordance with ASC 740. There was no goodwill on an economic basis based on the fair value of our equity, liabilities and identifiable assets. None of the goodwill from this transaction is deductible for tax purposes.

(b)	Goodwill impairment charges of $154 million and $456 million were recorded at GMNA and GME in the year ended 2008 related to sharply reduced forecasts of automotive sales in the near- and medium-term. Refer to Note 25 for additional information on Old GM’s impairment charges related to Goodwill in 2008. We had no goodwill during the period January 1, 2009 to July 9, 2009.

In the three months ended December 31, 2009 we performed our annual goodwill impairment analysis of our reporting units as of October 1, 2009, which resulted in no goodwill impairment charges. In addition, during the three months ended December 31, 2009, we determined that certain additional events and circumstances related to certain reporting units had changed such that interim goodwill impairment tests were necessary as of December 31, 2009. For our GME reporting unit, these changes related to our decision to retain sole ownership of our GME reporting unit and the additional restructuring actions necessary and expected higher overhead costs due to decisions to delay or cancel certain previously planned facility closures. For other identified reporting units in GMIO, the changes related to deterioration in expected future operating results from those anticipated in our annual impairment analysis. The results of this testing indicated that goodwill was not impaired for any of the reporting units tested.

Refer to Note 25 for additional information on goodwill impairments in prior periods.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Intangible Assets, net

The following table summarizes the components of amortizable intangible assets (dollars in millions):

	Successor				Predecessor
	December 31, 2009				December 31, 2008
	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property (a)	4	$7,916	$1,460	$6,456	8	$598	$333	$265
Brands	38	5,508	72	5,436	—	—	—	—
Dealer network and customer relationships	21	2,205	67	2,138	—	—	—	—
Favorable contracts	24	542	39	503	—	—	—	—
Other	3	17	3	14	—	—	—	—

Total amortizable intangible assets	20	$16,188	$1,641	$14,547	8	$598	$333	$265

(a)	Technology and intellectual property includes nonamortizing in-process research and development of $175 million at December 31, 2009.

The following table summarizes the amortization expense related to intangible assets (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Amortization expense related to intangible assets (a)	$1,584	$44	$83	$74

(a)	Amortization expense in the period July 10, 2009 through December 31, 2009 includes an impairment charge of $21 million related to technology and intellectual property. Refer to Note 25 for additional information related to the impairment charge.

The following table summarizes estimated amortization expense related to intangible assets in each of the next five years (dollars in millions):

Estimated Amortization Expense
2010	$2,550
2011	$1,785
2012	$1,560
2013	$1,227
2014	$610

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Restricted Cash

Cash subject to contractual restrictions and not readily available is classified as restricted cash. Funds held in the UST Credit Agreement and Canadian Health Care Trust (HCT) escrow accounts are invested in government securities and money market funds in accordance with the terms of the escrow agreements. The following table summarizes the components of restricted cash (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Current
UST Credit Agreement (a)	$12,475	$—
Canadian Health Care Trust (b)	955	—
Receivables Program (c)	187	—
Securitization trusts	191	450
Pre-funding disbursements	94	222
Other (d)	15	—

Total current restricted cash	13,917	672
Non-current
Collateral for insurance related activities	658	679
Other non-current (d)	831	1,238

Total restricted cash	$15,406	$2,589

(a)	Under the terms of the UST Credit Agreement funds are held in escrow and will be distributed to us at our request if certain conditions are met. Any unused amounts in escrow on June 30, 2010 are required to be used to repay the UST Loans and Canadian Loan. Upon repayment of the UST Loans and Canadian Loan any funds remaining in escrow will be returned to us. Refer to Notes 2 and 18 for additional information on the UST Credit Agreement.

(b)	Under the terms of an escrow agreement between GMCL, the EDC and an escrow agent, GMCL established a CAD $1.0 billion (equivalent to $893 million when entered into) escrow to fund its healthcare obligations.

(c)	In March 2009 the UST announced that it will provide financial assistance to automotive suppliers by guaranteeing or purchasing certain receivables payable by us (Receivables Program). Under the terms of the Receivables Program, the use of funds is limited to purchasing receivables from suppliers that have elected to participate in the program. This program will terminate in accordance with its terms in April 2010. Refer to Note 18 for additional information on the Receivables Program.

(d)	Includes amounts related to various letters of credit, deposits, escrows and other cash collateral requirements.

Note 15. Other Assets

The following table summarizes the components of Other assets (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Investment in GMAC (a)	$1,635	$43
Taxes other than income taxes	297	612
Derivative assets	44	583
Other	546	892

Total other assets	$2,522	$2,130

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	December 31, 2009 balance includes the investment in GMAC common stock of $970 million, which prior to June 30, 2009 was accounted for by Old GM as an equity method investment and recorded in Equity of net assets of nonconsolidated affiliates. The December 31, 2009 balance also includes the investment in GMAC preferred stock with a carrying amount of $665 million and a fair value of $989 million. Refer to Note 10 for additional information on the investment in GMAC.

Note 16. Variable Interest Entities

Consolidated VIEs

VIEs that were consolidated because we or Old GM were the primary beneficiary primarily included: (1) previously divested and current suppliers for which we or Old GM made significant guarantees or provided financial support; (2) the Receivables Program; (3) vehicle sales and marketing joint ventures that manufacture, market and sell vehicles in certain markets; (4) leasing SPEs which held real estate assets and related liabilities for which residual guarantees were provided; and (5) an entity which managed certain private equity investments held by our and Old GM’s pension plans and previously held by our and Old GM’s OPEB plans, along with six associated general partner entities. Certain creditors and beneficial interest holders of these VIEs have or had limited, insignificant recourse to our general credit or Old GM’s general credit, in which we or Old GM could be held liable for certain of the VIE’s obligations.

CAMI

In March 2009 Old GM determined that due to changes in contractual arrangements related to CAMI Automotive Inc. (CAMI), it was required to reconsider its previous conclusion that CAMI was not a VIE. As a result of Old GM’s analysis, it determined that CAMI was a VIE and Old GM was the primary beneficiary, and therefore Old GM consolidated CAMI. As the consolidation date occurred near the end of the reporting period, the consolidation was based on estimates of the fair values for all assets and liabilities acquired. Based on Old GM’s estimates, the equity interests it held and held by the noncontrolling interest had a fair value of approximately $12 million. Total assets were approximately $472 million comprised primarily of property, plant, and equipment and related party accounts receivable and inventory. Total liabilities were approximately $460 million, comprised primarily of long-term debt, accrued liabilities and pension and other post-employment benefits. We completed our purchase price accounting for CAMI at July 10, 2009 and determined that the amounts estimated as of the initial consolidation date of March 1, 2009 did not require adjustment. Supplemental pro forma information is omitted as the effect is immaterial. In December 2009 we acquired the remaining noncontrolling interest of CAMI from Suzuki for $100 million increasing our ownership interest from 50% to 100%. Subsequent to this acquisition, CAMI became a wholly-owned subsidiary and is not included in the tabular disclosures below.

Receivables Program

We determined that the Receivables Program was a VIE. We also determined that we are the primary beneficiary because we are the only party to the Receivables Program with equity at risk, we have a greater risk of loss than the UST and we are more closely related to the Receivables Program as its primary purpose is to support our supply base, thereby helping ensure that our production needs are met.

In December 2009 we announced the termination of the Receivables Program in April 2010. Upon termination, we will share any residual capital in the program equally with the UST. At December 31, 2009 our equity contributions were $55 million and the UST had outstanding loans of $150 million to the Receivables Program. We do not anticipate making any additional equity contributions. Refer to Note 18 for additional information on the Receivables Program.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying amount of consolidated VIE assets and liabilities (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$15	$22
Accounts and notes receivable, net	14	15
Inventory	15	—
Other current assets	—	—
Property, net	5	71
Restricted cash	191	—
Other assets	33	28

Total assets	$273	$136

Liabilities:
Accounts payable (principally trade)	$17	$6
Short-term borrowings and current portion of long-term debt	205	105
Accrued expenses	10	20
Other liabilities	23	15

Total liabilities	$255	$146

The following table summarizes the amounts recorded in earnings related to consolidated VIEs (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Sales	$24	$14	$8
Other revenue	17	17	32
Cost of sales	8	(1)	5
Selling, general administrative expense	8	5	(11)
Other expenses, net	9	10	19
Interest expense	14	22	—
Reorganization losses (gains), net	—	26	—
Income tax expense	1	—	—

Net income (loss)	$1	$(31)	$27

Nonconsolidated VIEs

VIEs that were not consolidated because we or Old GM were not the primary beneficiary primarily included: (1) troubled suppliers for which guarantees were made or financial support was provided; (2) vehicle sales and marketing joint ventures that manufacture, market and sell vehicles in certain markets; (3) leasing entities for which residual value guarantees were made; and (4) GMAC.

Guarantees and financial support are provided to certain current or previously divested suppliers in order to ensure that supply needs for production were not disrupted due to a supplier’s liquidity concerns or possible shutdowns. Types of financial support that we and Old GM provided include, but are not limited to: (1) funding in the form of a loan from us or Old GM; (2) guarantees of the supplier’s debt or credit facilities; (3) one-time payments to fund prior losses of the supplier; (4) indemnification agreements to fund the suppliers’ future losses or obligations; (5) agreements to provide additional funding or liquidity to the supplier in the form of price

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increases or change in payment terms; and (6) assisting the supplier in finding additional investors. The maximum exposure to loss related to these VIEs was generally limited to the amount of accounts and notes receivable recorded with the suppliers and any related guarantees.

We have and Old GM had investments in joint ventures that manufacture, market and sell vehicles in certain markets. These joint ventures were self-funded and financed with no contractual terms that would require future financial support to be provided. The maximum exposure to loss is limited to the carrying amount of the investments recorded in Equity in net assets of nonconsolidated affiliates.

American Axle

In September 2009 we paid $110 million to American Axle and Manufacturing Holdings, Inc. (American Axle), a former subsidiary and current supplier, to settle and modify existing commercial arrangements and acquired warrants to purchase 4 million shares of American Axle’s common stock. This payment was made in response to the liquidity needs of American Axle and our desire to modify the terms of our ongoing commercial arrangement. Under the new agreement, we also provided American Axle with a second lien term loan facility of up to $100 million. Additional warrants will be granted if amounts are drawn on the second lien term loan facility.

As a result of these transactions, we concluded that American Axle was a VIE for which we were not the primary beneficiary. Our variable interests in American Axle include the warrants we received and the second lien term loan facility, which exposes us to possible future losses depending on the financial performance of American Axle. At December 31, 2009 no amounts were outstanding under the second lien term loan. At December 31, 2009 our maximum exposure to loss related to American Axle was $125 million, which represented the fair value of the warrants of $25 million recorded in Non-current assets and the potential exposure of $100 million related to the second lien term loan facility.

GMAC

In the three months ended December 31, 2008, GMAC engaged in or agreed to several transactions, including an exchange and cash tender offers to purchase and/or exchange certain of its and its subsidiaries’ outstanding notes for new notes and 9% Cumulative Perpetual Preferred Stock, the issuance of Series D-2 Fixed Rate Cumulative Perpetual Preferred Membership Interests to the UST, the conversion of the Participation Agreement to Common Membership Interests, and the issuance of additional Common Membership Interests to Old GM. As a result of these changes to GMAC’s capital structure, Old GM was required to reconsider its previous conclusion that GMAC was a voting interest entity and it did not hold a controlling financial interest in GMAC. As part of Old GM’s qualitative and quantitative analyses, Old GM determined that GMAC was a VIE as it did not have sufficient equity at risk. Old GM also determined that a related party group, as that term is defined in ASC 810-10, existed between Old GM and the UST under the de facto agency provisions of ASC 810-10. However, Old GM determined based on both qualitative and quantitative analysis that the related party group to which it belonged did not absorb the majority of GMAC’s expected losses or residual returns and therefore no member of the related party group was the primary beneficiary of GMAC. Accordingly Old GM did not consolidate GMAC at December 31, 2008.

Old GM’s quantitative analysis was performed using a Black-Scholes model to compute the price of purchasing a hypothetical put on GMAC’s net assets exclusive of variable interests to estimate expected losses of the variable interests of GMAC. The same Black-Scholes model was used to estimate the expected losses allocated to each of the individual variable interests identified in GMAC’s capital structure. Significant estimates, assumptions, and judgments used in Old GM’s analysis included that the outstanding unsecured debt of GMAC was a variable interest in GMAC because it was trading at a sufficient discount to face value to indicate that it was absorbing a significant portion of GMAC’s expected losses and receiving a portion of its expected returns; that the expected return on GMAC’s net assets exclusive of variable interests were normally distributed with a mean return equal to the risk-free rate of return and an expected volatility of approximately 22%; estimates of the fair value of each of GMAC’s variable interests and other components of its the capital structure; and estimates of the expected outstanding term of each of GMAC’s non-perpetual variable

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interests, which Old GM estimated to have a weighted average term of approximately 5 years. Other qualitative considerations included the fact that Old GM was required to reduce its common investment in GMAC to below 10% within three years, had no voting members on the GMAC Board of Managers, and under other contractual provisions, could not attempt to influence the operations of GMAC or the manner in which its Common Membership Interests were voted.

In connection with GMAC’s conversion to a C corporation on June 30, 2009, each unit of each class of GMAC Membership Interests was converted into shares of capital stock of GMAC with substantially the same rights and preferences as such Membership Interests. On July 10, 2009 we acquired the investments in GMAC’s common and preferred stock in connection with the 363 Sale.

In December 2009, the UST made a capital contribution to GMAC of $3.8 billion consisting of the purchase of trust preferred securities in aggregate liquidation amount of $2.5 billion and mandatory convertible preferred securities in aggregate liquidation amount of $1.3 billion. The UST also exchanged all of its existing GMAC non-convertible preferred stock for newly issued mandatory convertible preferred securities with an aggregate liquidation preference of $5.3 billion. In addition, the UST converted mandatory convertible preferred securities with an aggregate liquidation preference of $3.0 billion into GMAC common stock. After these actions, we and the UST owned 16.6% and 56.3% of GMAC’s common stock. The UST also owns preferred stock of GMAC with a liquidation value of $11.4 billion, and we own preferred stock with a liquidation value of $1.0 billion. This transaction constituted a reconsideration event and we determined that GMAC continued to be a VIE as it does not have sufficient equity at risk. Although the related party group to which we and the UST belong absorbs a majority of the expected losses, we are not the primary beneficiary because the UST absorbs more expected losses than us, we were not involved in the redesign of GMAC, and we are controlled by the UST. Furthermore, we do not believe we will be the primary beneficiary upon adoption of modifications of ASC 810-10, effective January 1, 2010, because we lack the power through voting or similar rights to direct those activities of GMAC that most significantly affect its economic performance. As a result of previous agreements Old GM entered into during GMAC’s approval process to obtain Bank Holding Company status and whose terms and conditions we assumed in connection with the 363 Sale, we do not have significant influence over GMAC. Our principal variable interests in GMAC are our investments in GMAC preferred and common stock. Refer to Notes 10 and 30 for additional information on our investment in GMAC, our significant agreements with GMAC and our maximum exposure under those agreements.

The following table summarizes the amounts recorded for nonconsolidated VIEs, and the related off-balance sheet guarantees and maximum exposure to loss, excluding GMAC (dollars in millions):

	Successor		Predecessor
	December 31, 2009		December 31, 2008
	Carrying Amount	Maximum Exposure to Loss(a)	Carrying Amount	Maximum Exposure to Loss(b)
Assets:
Accounts and notes receivable, net	$8	$8	$10	$10
Investment in nonconsolidated affiliates	96	50	40	40
Other assets	26	26	6	6

Total assets	$130	$84	$56	$56

Liabilities:
Accrued expenses	—	—	11	—

Total liabilities	$—	$—	$11	$—

Off-Balance Sheet:
Residual value guarantees		32		79

Other guarantees		4		5
Other liquidity arrangements (c)		115		—

Total guarantees and liquidity arrangements		$151		$84

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Amounts at December 31, 2009 included $139 million related to troubled suppliers.

(b)	Amounts at December 31, 2008 included $21 million related to troubled suppliers.

(c)	Amount includes second lien term loan facility provided to American Axle of $100 million and other loan commitments of $15 million.

Note 17. Accrued Expenses, Other Liabilities and Deferred Income Taxes

The following table summarizes the components of Accrued expenses, other liabilities and deferred income taxes:

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Current
Dealer and customer allowances, claims and discounts	$6,444	$8,939
Deposits from rental car companies	4,583	6,142
Deferred revenue	892	1,493
Policy, product warranty and recall campaigns	2,965	3,792
Delphi liability	—	150
Payrolls and employee benefits excluding postemployment benefits	1,325	1,591
Insurance reserves	243	388
Taxes (other than income taxes)	1,031	1,312
Derivative liability	568	2,726
Postemployment benefits including facility idling reserves	985	1,727
Interest	142	779
Pensions	430	430
Income taxes	219	186
Deferred income taxes	57	87
Other	2,404	2,685

Total accrued expenses	$22,288	$32,427

Noncurrent
Dealer and customer allowances, claims and discounts	$1,311	$1,578
Deferred revenue	480	1,265
Policy, product warranty and recall campaigns	4,065	4,699
Delphi liability	—	1,570
Payrolls and employee benefits excluding postemployment benefits	1,818	2,314
Insurance reserves	269	1,324
Derivative liability	146	817
Postemployment benefits including facility idling reserves	1,944	1,626
Income taxes	944	430
Deferred income taxes	807	563
Other	1,495	1,206

Total other liabilities and deferred income taxes	$13,279	$17,392

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Beginning balance	$7,193	$8,491	$9,615
Warranties issued and assumed in period	1,598	1,069	4,277
Payments	(2,232)	(1,851)	(5,068)
Adjustments to pre-existing warranties	291	(153)	294
Effect of foreign currency translation	180	63	(627)
Liability adjustment, net due to the deconsolidation of Saab (a)	—	(77)	—

Ending balance	7,030	7,542	8,491
Effect of application of fresh-start reporting	—	(349)	—

Ending balance including effect of application of fresh-start reporting	$7,030	$7,193	$8,491

(a)	In August 2009 Saab met the criteria to be classified as held for sale and, as a result, Saab’s warranty liability was classified as held for sale at December 31, 2009.

In March 2009 the U.S. government announced that it would create a warranty program to pay for repairs covered by Old GM’s warranty on each new vehicle sold in the U.S. and Mexico during Old GM’s restructuring period. In May 2009 pursuant to the terms of the warranty program, Old GM and the UST contributed $410 million to fund the program. Old GM contributed $49 million in cash. The UST contributed the remaining required cash as part of a $361 million loan. On July 10, 2009 in connection with the 363 Sale, we assumed the obligations of the warranty program and entered into the UST Credit Agreement assuming debt of $7.1 billion, which Old GM incurred under its DIP Facility. Immediately after entering into the UST Credit Agreement, we made a partial repayment of $361 million due to the termination of the U.S. government sponsored warranty program, reducing the UST Loans balance to $6.7 billion. The original estimate of the warranty period was March 30, 2009 through July 31, 2009, which was based on a requirement that the UST approve the termination of the warranty program prior to July 31, 2009. The UST allowed repayment of the full amount of the $361 million loan on July 10, 2009 effectively terminating the warranty program. Subsequently, the cash contribution of $49 million and interest earned to date were repaid to us from the warranty program.

Note 18. Short-Term and Long-Term Debt

Short-Term Debt and Current Portion of Long-Term Debt

The following table summarizes the components of short-term debt (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008

UST Loans	$5,712	$—
UST Loan Facility (a)	—	3,836
Canadian Loan	1,233	—
Short-term debt — third parties	1,475	2,567
Short-term debt — related parties (b)	1,077	2,067
Current portion of long-term debt (c)	724	8,450

Total short-term debt	$10,221	$16,920

Available under short-term line of credit agreements (d)	$220	$186
Interest rate range on outstanding short-term debt (e)	0.0 – 19.0%	0.0 – 28.0%
Weighted-average interest rate on outstanding short-term debt (f)	6.5%	5.6%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	UST Loan Facility (as subsequently defined) is net of a $913 million discount which is comprised of $749 million for the UST Additional Note (as subsequently defined) and $164 million for the fair value of the warrants issued in connection with the loans under the UST Loan Agreement. At May 31, 2009 the carrying amount of the debt was accreted to the full face value of the UST Loan Facility and the UST Additional Note with the discount charged to Interest expense.

(b)	Primarily dealer financing from GMAC for dealerships we own and Old GM owned.

(c)	Amounts owed at December 31, 2009 include various secured and unsecured debt instruments. Amounts owed at December 31, 2008 include a secured revolving credit facility of $4.5 billion and a U.S. term loan of $1.5 billion.

(d)	Commitment fees are paid on credit facilities at rates negotiated in each agreement. Amounts paid and expensed for these commitment fees are insignificant.

(e)	Includes zero coupon debt.

(f)	Includes coupon rates on debt denominated in various foreign currencies. At December 31, 2009 the weighted average effective interest rate on outstanding short-term debt was 8.0%.

Long-term debt

The following table summarizes the components of long-term debt (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008

U.S. dollar denominated bonds	$—	$14,882
VEBA Notes	2,825	—
Contingent convertible debt	—	7,339
Foreign currency denominated bonds	—	4,375
Other long-term debt (a)	3,461	10,841

Total debt	6,286	37,437
Less current portion of long-term debt	(724)	(8,450)
Fair value adjustment (b)	—	31

Total long-term debt	$5,562	$29,018

Available under long-term line of credit agreements (c)	$398	$457

(a)	Old GM amounts include a secured revolving credit facility of $4.5 billion and a U.S. term loan of $1.5 billion, which are included in the current portion of long-term debt.

(b)	To adjust hedged fixed rate debt for fair value changes attributable to the hedged risk. Refer to Note 20 for additional information on fair value hedges.

(c)	Commitment fees are paid on credit facilities at rates negotiated in each agreement. Amounts paid and expensed for theses commitment fees are insignificant.

GM

UST Loans and VEBA Notes

Old GM received total proceeds of $19.4 billion ($15.4 billion subsequent to January 1, 2009) from the UST under the UST Loan Agreement entered into on December 31, 2008. In connection with the Chapter 11 Proceedings, Old GM obtained additional funding of $33.3 billion from the UST and EDC under its DIP Facility. From these proceeds, $12.5 billion remained deposited in escrow at December 31, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts remaining in the escrow account will be distributed to us at our request upon certain conditions as outlined in the UST Credit Agreement. Any unused amounts in escrow on June 30, 2010 are required to be used to repay the UST Loans and Canadian Loan on a pro rata basis. Upon repayment of the UST Loans and Canadian Loan any funds in escrow will be returned to us. The UST Loans and Canadian Loan have been classified as short-term debt based on these terms.

On July 10, 2009 we entered into the UST Credit Agreement and assumed debt of $7.1 billion maturing on July 10, 2015 which Old GM incurred under its DIP Facility. Immediately after entering into the UST Credit Agreement, we made a partial repayment due to the termination of the U.S. government sponsored warranty program, reducing the UST Loans principal balance to $6.7 billion.

In November 2009 we signed amendments to the UST Credit Agreement and Canadian Loan Agreement to provide for quarterly repayments of our UST Loans and Canadian Loan. Under these amendments, we agreed to make quarterly payments of $1.0 billion and $192 million to the UST and EDC. In December 2009 we made a payment on the UST Loans of $1.0 billion.

The UST Loans accrue interest equal to the greater of the three month LIBOR rate or 2.0%, plus 5.0%, per annum, unless the UST determines that reasonable means do not exist to ascertain the LIBOR rate or that the LIBOR rate will not adequately reflect the UST’s cost to maintain the loan. In such a circumstance, the interest rate will be the greatest of: (1) the prime rate plus 4%; (2) the federal funds rate plus 4.5%; or (3) the three month LIBOR rate (which will not be less than 2%) plus 5%. We are required to prepay the UST Loans on a pro rata basis (between the UST Loans, VEBA Notes and Canadian Loan), in an amount equal to the amount of net cash proceeds received from certain asset dispositions, casualty events, extraordinary receipts and the incurrence of certain debt. We may also voluntarily repay the UST Loans in whole or in part at any time. Once repaid, amounts borrowed under the UST Credit Agreement may not be reborrowed. At December 31, 2009 the UST Loans accrued interest at 7.0%.

In connection with the 363 Sale, we entered into the VEBA Note Agreement and issued VEBA Notes of $2.5 billion. The VEBA Notes have an implied interest rate of 9.0% per annum. The VEBA Notes and accrued interest are scheduled to be repaid in three equal installments of $1.4 billion on July 15 of 2013, 2015, and 2017. The VEBA Notes are considered outstanding debt on December 31, 2009 due to the settlement of the UAW hourly retiree medical plan pursuant to the 2009 Revised UAW Settlement Agreement and were recorded at their fair value of $2.8 billion, a premium of $325 million to the face value. We determined the fair value of the VEBA Notes based on market information for similar instruments. Refer to Note 19 for additional information on the 2009 Revised UAW Settlement Agreement.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the affirmative covenants include a vitality commitment, which requires us to use our commercially reasonable best efforts, subject to certain considerations and exceptions, to ensure that the volume of manufacturing conducted in the United States is at least 90% of the level contemplated in our business plan provided to the UST in July 2009. The vitality commitment is in effect until the later of December 31, 2014 or the date the UST Loans are repaid in full. In addition, certain covenants such as periodic confirmation of compliance with certain expense policies, executive privileges and compensation requirements are in effect until the UST ceases to own direct or indirect equity interests in us and the UST Loans are paid in full.

The negative covenants in the UST Credit Agreement and the VEBA Note Agreement restrict us with respect to, among other things, fundamental changes, liens, restricted payments and restrictions on subsidiary distributions, amendments or waivers of certain documents, negative pledge clauses, use of proceeds from sales of assets and indebtedness.

The UST Credit Agreement and the VEBA Note Agreement contain restrictions on our ability to incur additional indebtedness, including indebtedness secured by a first-priority lien on certain of our assets. The following table summarizes the restrictions to incur additional indebtedness (with certain exceptions):

•

Secured indebtedness entered into after July 10, 2009 is limited to $6.0 billion provided that the aggregate amount of commitments under any secured revolving credit facilities shall not exceed $4.0 billion. Secured indebtedness exceeding these amounts is subject to an incurrence test under which total debt divided by 12 month trailing EBITDA cannot exceed 3:1 and also triggers repayments of 50% of the amount borrowed;

•

Unsecured indebtedness entered into after July 10, 2009 is limited to $1.0 billion and triggers repayments of 50% of the amount borrowed. Unsecured indebtedness in excess of $1.0 billion is subject to the incurrence test previously described; and

•	The aggregate principal amount of capital lease obligations and purchase money indebtedness shall not exceed $2.0 billion.

At December 31, 2009 we were significantly below all restrictions previously described.

In addition if such indebtedness is to be secured by a first-priority lien on certain of our assets, the obligations under the UST Credit Agreement and the VEBA Note Agreement will be restructured to be secured by a second-priority lien on any such assets.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes interest expense and interest paid on the UST Loans (dollars in millions):

Successor
July 10, 2009 Through December 31, 2009
Interest expense	$226
Interest paid	$137

Canadian Loan Agreement

On July 10, 2009 we entered into the Canadian Loan Agreement and assumed a CAD $1.5 billion (equivalent to $1.3 billion when entered into) term loan maturing on July 10, 2015. The Canadian Loan accrues interest at the greater of the three-month Canadian Dealer Offered Rate or 2.0%, plus 5.0% per annum. Accrued interest is payable quarterly. At December 31, 2009 the Canadian Loan accrued interest at 7.0%.

As discussed previously, we signed an amendment to the Canadian Loan Agreement and in December 2009 we made a payment on the Canadian Loan of $192 million.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The negative covenants and various events of default in the Canadian Loan Agreement are substantially similar to the negative covenants under the UST Credit Agreement and the VEBA Note Agreement, as applicable to GMCL and the Subsidiary Guarantors, and also require GMCL to maintain certain minimum levels of unrestricted cash and cash equivalents and address specific requirements with respect to pension and compensation matters.

The following table summarizes interest expense and interest paid on the Canadian Loan (dollars in millions):

Successor
July 10, 2009 Through December 31, 2009
Interest expense	$46
Interest paid	$46

German Revolving Bridge Facility

In May 2009 Old GM entered into a revolving bridge facility with the German government and certain German states (German Facility) with a total commitment of up to Euro 1.5 billion (equivalent to $2.1 billion when entered into) and maturing November 30, 2009. On November 24, 2009 the debt was paid in full and extinguished.

The following table summarizes interest expense and interest paid on the German Facility, including amortization of related discounts (dollars in millions):

Successor
July 10, 2009 Through December 31, 2009
Interest expense (a)	$32
Interest paid	$37

(a)	Old GM recorded interest expense of $5 million in the period January 1, 2009 through July 9, 2009.

Other Long-Term Debt

Other long-term debt of $3.5 billion (net of a $1.6 billion discount) at December 31, 2009 is comprised of unsecured debt of $1.2 billion, secured debt of $1.6 billion, and capital leases of $693 million. The weighted average coupon rate of other long-term debt was 5.8% at December 31, 2009.

In connection with the purchase of the noncontrolling interest in CAMI, we recorded a loss on extinguishment of debt of $101 million related to the repayment of secured long-term debt of $400 million in the period July 10, 2009 through December 31, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt Maturities

The following table summarizes long-term debt maturities including capital leases at December 31, 2009 (dollars in millions):

Debt Maturities
2010	$750
2011	$445
2012	$645
2013	$737
2014	$125
Thereafter	$5,320

At December 31, 2009 future interest payments on capital lease obligations was $687 million.

Receivables Program

The Receivables Program was developed in March 2009 to provide liquidity and access to credit to automotive suppliers by guaranteeing or purchasing certain receivables we owe or Old GM owed. Amounts borrowed from the UST and used to pay suppliers are recorded in Short-term debt with a corresponding decrease in Accounts payable or Accrued expenses. We are and Old GM was responsible for paying interest on any loans the UST provided at an annual rate of LIBOR plus 3.5%, with a minimum of 5.5%, and for paying administrative fees of 25 basis points per annum of the average daily program balance to a third party administrator. A termination fee of 4.0% of the outstanding commitment is due to the UST upon expiration or termination of the Receivables Program. We will share any residual capital in the program equally with the UST. At December 31, 2009 our equity contributions were $55 million and the UST had outstanding loans of $150 million to the Receivables Program.

The following table summarizes interest expense related to the Receivables Program, including amortization of related discounts (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Amortization of loan discount related to termination fee	$3	$21
Interest expense	12	1

Total interest expense	$15	$22

Technical Defaults and Covenant Violations

Several of our loan facilities include clauses that may be breached by a change in control, a bankruptcy or failure to maintain certain financial metric limits. The Chapter 11 proceedings and the change in control as a result of the 363 Sale triggered technical defaults in certain loans for which we have assumed the obligation. A potential breach in another loan was addressed before default with a waiver we obtained from the lender subject to renegotiation of the terms of the facility. We successfully concluded the renegotiation of these terms in September 2009. In October 2009 we repaid one of the loans in the amount of $17 million as a remedy to the default. The total amount of the two remaining loan facilities in technical default for these reasons at December 31, 2009 was $206 million. We continue to negotiate with the lenders to obtain waivers or reach settlements to cure these defaults. We have classified these loans as short-term debt at December 31, 2009.

Two of our loan facilities had financial covenant violations at December 31, 2009 related to exceeding financial ratios limiting the amount of debt held by the subsidiaries. One of these violations was cured within the 30 day cure period through the combination of an equity injection and the capitalization of intercompany loans. The $72 million related to our powertrain subsidiary in Italy remains in default and we continue negotiations with its lenders to cure the default.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Covenants in our UST Credit Agreement, VEBA Note Agreement, Canadian Loan Agreement and other agreements require us to provide our consolidated financial statements by March 31, 2010. We received waivers of this requirement for the agreements with the UST, New VEBA and EDC. We also provided notice to and requested waivers related to three lease facilities. The filing of our 2009 10-K and our Quarterly Report on Form 10-Q for the period ended September 30, 2009 within the automatic 90 day cure period will satisfy the requirements under these lease facility agreements.

Old GM

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

The following table summarizes interest expense and interest paid on the UST Loan Facility and the DIP Facility, including amortization of related discounts (dollars in millions):

	Predecessor
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Interest expense	$4,006	$—
Interest paid	$144	$—

Refer to Note 2 for additional information on the Chapter 11 Proceedings and the 363 Sale.

Export Development Canada Loan Facility

In April 2009 Old GM entered into the EDC Loan Facility pursuant to which Old GM received total proceeds of $2.4 billion in the period January 1, 2009 through July 9, 2009. In the period January 1, 2009 through July 9, 2009 Old GM also issued promissory notes to the EDC in the amount of $161 million for no additional consideration. In connection with the Chapter 11 Proceedings and the 363 Sale, amounts borrowed under these agreements were converted into our equity.

The following table summarizes interest expense and interest paid on amounts borrowed under these agreements, including amortization of related discounts (dollars in millions):

Predecessor
January 1, 2009 Through July 9, 2009
Interest expense	$173
Interest paid	$6

Refer to Note 2 for additional information on the Chapter 11 Proceedings and the 363 Sale.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

German Revolving Bridge Facility

The following table summarizes interest expense and interest paid on the German Facility, including amortization of related discounts (dollars in millions):

Predecessor
January 1, 2009 Through July 9, 2009
Interest expense	$5
Interest paid	$—

Secured Revolving Credit Facility, U.S. Term Loan and Secured Credit Facility

In connection with the preparation of Old GM’s consolidated financial statements for the year ended 2008, Old GM concluded there was substantial doubt about its ability to continue as a going concern and its independent auditors included a statement in their audit report related to the existence of substantial doubt about its ability to continue as a going concern. Because Old GM’s auditors included such a statement in their audit report, Old GM would have been in violation of the debt covenants for the $4.5 billion secured revolving credit facility, the $1.5 billion U.S. term loan and the $125 million secured credit facility and Old GM therefore secured amendments and waivers related to those obligations as subsequently discussed.

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

Lease Asset Securitization

Old GM held bankruptcy-remote SPEs that are parties to lease asset securitizations. The secured debt of $1.2 billion at December 31, 2008 was primarily comprised of the asset-backed debt securities issued by these SPEs. Amounts are included in the current portion of long-term debt.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent Convertible Debt

The following table summarizes Old GM’s unsecured contingent convertible debt (dollars in millions, except conversion price):

	Due	Conversion Price	Outstanding Amount
			December 31, 2008
4.50% Series A debentures	2032	$70.20	$39
5.25% Series B debentures	2032	$64.90	2,384
6.25% Series C debentures	2033	$47.62	3,940
1.50% Series D debentures	2009	$40.11	976

			$7,339

Old GM had unilaterally and irrevocably waived and relinquished the right to use common stock, and had committed to use cash to settle the principal amount of the debentures if: (1) holders chose to convert the debentures; or (2) Old GM was required by holders to repurchase the debentures. Old GM retained the right to use either cash or its common stock to settle any amount that may become due to debt holders in excess of the principal amount. In connection with the 363 Sale, MLC retained the contingent convertible debt.

At December 31, 2008 the number of shares on which the aggregate consideration to be delivered upon conversion would have been determined for the Series A, Series B, Series C and Series D debentures was 1 million, 40 million, 90 million and 25 million.

In connection with the issuance of the Series D debentures, Old GM purchased a capped call option for the Series D debentures in a private transaction, pursuant to which Old GM had the right to purchase 5 million of Old GM’s shares from a third party. Exercise of the capped call option was expected to reduce the potential dilution with respect to Old GM’s common stock upon conversion of the Series D debentures to the extent that the market value per share of Old GM’s common stock did not exceed a specified cap, resulting in an effective conversion price of $45.71 per share. In connection with the 363 Sale, MLC retained both the Series D debentures which matured on June 1, 2009 and the capped call option.

In September 2008 Old GM entered into agreements with a qualified institutional holder of the Series D debentures. Pursuant to these agreements, Old GM issued an aggregate of 44 million shares of common stock in exchange for $498 million principal amount of the Series D debentures. In accordance with the agreements, the amount of common stock exchanged for the Series D debentures was based on the daily volume weighted-average price of Old GM’s common stock on the New York Stock Exchange in the contractual three and four day pricing periods. Old GM entered into the agreements, in part, to reduce Old GM’s debt and interest costs, increase Old GM’s equity, and thereby, improve Old GM’s liquidity. Old GM did not receive any cash proceeds from the exchange of the common stock for the Series D debentures, which were retired and cancelled. As a result of this exchange, Old GM recorded a settlement gain of $43 million.

Old GM adopted the provisions of ASC 470-20 in January 2009, with retrospective application to prior periods. Upon adoption of ASC 470-20, the effective interest rate on Old GM’s outstanding contingent convertible debt ranged from 7.0% to 7.9%. Refer to Note 3 for additional information on the adoption of ASC 470-20.

At December 31, 2008 the net carrying amount of the conversion feature for all contingent convertible debt outstanding recorded in Capital surplus was $734 million. At December 31, 2008 the principal amount of each note exceeded the if-converted value.

The following table summarizes the components of contingent convertible debt outstanding (dollars in millions):

Predecessor
December 31, 2008
Principal	$7,941
Unamortized discounts (a)	(602)

Outstanding balance	$7,339

(a)	Discounts being amortized through the maturity dates or the initial put dates of the related debt, ranging from 2009 to 2018.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of Interest expense related to contingent convertible debt (dollars in millions):

	Predecessor
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Interest accrued or paid (a)	$176	$427	$429
Amortization of discounts	51	136	107

Interest expense	$227	$563	$536

(a)	Contractual interest expense not accrued or recorded on pre-petition debt as a result of the Chapter 11 Proceedings totaled $44 million in the period January 1, 2009 through July 9, 2009.

U.S. Dollar Denominated Bonds

U.S. dollar denominated bonds represented obligations having various annual coupons ranging from 6.75% to 9.45% and maturities ranging from 2011 to 2052. These bonds were unsecured. In connection with the 363 Sale, MLC retained the U.S. dollar denominated bonds.

Foreign Currency Denominated Bonds

Foreign currency denominated bonds were unsecured and included bonds denominated in Euros with annual coupons ranging from 7.25% to 8.375% and maturity dates ranging from 2013 to 2033. Also included within foreign currency denominated bonds were bonds denominated in British Pounds with annual coupons ranging from 8.375% to 8.875% and maturity dates ranging from 2015 to 2023. To mitigate the foreign currency exchange exposure created by these bonds, Old GM entered into cross currency swaps. The notional value of these swaps was $2.3 billion at December 31, 2008. In connection with the 363 Sale, MLC retained the foreign currency denominated bonds.

Other Long-Term Debt

Other long-term debt of $9.7 billion at December 31, 2008 was comprised of revolving credit agreements, a U.S. term loan, capital leases, municipal bonds, and other long-term obligations. In connection with the 363 Sale, we assumed certain capital lease obligations, municipal bonds, and other long-term obligations. MLC retained the remainder of the debt not assumed by us. Refer to Note 2 for additional information on other long-term debt we assumed in connection with the 363 Sale.

Revolving Credit Agreements

In August 2007 Old GM entered into a revolving credit agreement that provided for borrowings of up to $1.0 billion. The facility expired in June 2009. Borrowings under this facility bore interest based on either the commercial paper rate or LIBOR. The borrowings were to be used for general corporate purposes, including working capital needs. Under the facility, borrowings were limited to an amount based on the value of underlying collateral, which was comprised of residual interests in trusts that own leased vehicles and issued asset-backed securities collateralized by the vehicles and the associated leases. The underlying collateral was held by bankruptcy-remote SPEs and pledged to a trustee for the benefit of the lender. The underlying collateral supported a borrowing base of $323 million at December 31, 2008. Old GM consolidated the bankruptcy-remote SPEs and trusts. At December 31, 2008 $310 million was outstanding under this agreement, leaving $13 million available.

Old GM had a $4.5 billion standby revolving credit facility with a syndicate of banks, which was paid in full on June 30, 2009. At December 31, 2008 $4.5 billion was outstanding under this credit facility, with availability of $5 million. In addition to the outstanding amount at December 31, 2008 there were $10 million of letters of credit issued under the credit facility. Borrowings were

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited to an amount based on the value of the underlying collateral, which was comprised of certain North American accounts receivable; certain inventory of Old GM, Saturn Corporation, and GMCL; certain facilities; property and equipment of GMCL; and a pledge of 65% of the stock of the holding company for Old GM’s indirect subsidiary GM de Mexico. The carrying amount of these assets was $5.6 billion at December 31, 2008. The collateral also secured $155 million of certain lines of credit, automatic clearinghouse and overdraft arrangements and letters of credit provided by the same secured lenders. At December 31, 2008 in addition to the $10 million letters of credit issued under the revolving credit facility, $81 million was utilized to secure other facilities.

Interest Rate Risk Management

To achieve the desired balance between fixed and variable rate debt, Old GM entered into interest rate swaps. The notional amount of pay variable swap agreements at December 31, 2008 was $4.5 billion.

Additionally, Old GM entered into interest rate swaps and cap agreements at bankruptcy-remote subsidiaries. The notional amount of such agreements at December 31, 2008 was $469 million pay floating and the fixed interest rates ranged from 4.5% to 5.7%.

At December 31, 2008 long-term debt included obligations of $24.7 billion with fixed interest rates and obligations of $4.9 billion with variable interest rates (primarily LIBOR), after interest rate swap agreements.

Other

Contractual interest expense not accrued or recorded on pre-petition debt totaled $200 million in the period January 1, 2009 through July 9, 2009 (includes contractual interest expense related to contingent convertible debt of $44 million).

Old GM had other financing arrangements consisting principally of obligations in connection with sale-leaseback transactions, derivative contracts and other lease obligations (including off-balance sheet arrangements). In view of the 2006 restatement of Old GM’s prior financial statements, Old GM evaluated the effect of the restatement under these agreements, including its legal rights (such as its ability to cure) with respect to any claims that could be asserted. Based on Old GM’s review, it was believed that amounts subject to possible claims of acceleration, termination or other remedies were not likely to exceed $3.6 billion (primarily comprised of off-balance sheet arrangements and derivative contracts) although no assurances can be given as to the likelihood, nature or amount of any claims that may be asserted. Based on this review, Old GM reclassified $187 million of these obligations from long-term debt to short-term debt at December 31, 2008.

Note 19. Pensions and Other Postretirement Benefits

Employee Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans

Defined benefit pension plans covering eligible U.S. (hired prior to October 15, 2007) and Canadian hourly employees generally provide benefits of negotiated, stated amounts for each year of service and supplemental benefits for employees who retire with 30 years of service before normal retirement age. Non-skilled trades hourly employees hired after October 15, 2007 participate in a defined benefit cash balance plan. The benefits provided by the defined benefit pension plans covering eligible U.S. (hired prior to January 1, 2001) and Canadian salaried employees and salaried employees in certain other non-U.S. locations are generally based on years of service and compensation history. There is also an unfunded nonqualified pension plan covering certain U.S. executives for service prior to January 1, 2007 and it is based on an “excess plan” for service after that date. Refer to the subsequent section “Significant Plan Amendments, Benefit Modifications and Related Events” concerning changes to defined benefit pension plans for certain U.S. and Canadian hourly and salaried employees.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans

The Savings-Stock Purchase Plan (S-SPP) is a defined contribution retirement savings plan for eligible U.S. salaried employees. The S-SPP provides discretionary matching contributions up to certain predefined limits based upon eligible base salary. The matching contribution for the S-SPP was suspended by Old GM in November 2008 and reinstated by us in October 2009. A benefit contribution equal to 1.0% of eligible base salary for U.S. salaried employees with a service commencement date in or after January 1993 was discontinued effective in January 2010. A retirement contribution to the S-SPP equal to 4.0% of eligible base salary is provided for eligible U.S. salaried employees with a service commencement date in or after January 2001. Contributions are also made to certain non-U.S. defined contribution plans. There is also an unfunded nonqualified defined contribution savings plan covering certain U.S. executives that is based on contributions in excess of qualified plan limits.

U. S. hourly employees hired on or after October 15, 2007 are not eligible for postretirement health care. Such employees receive a $1.00 per compensated hour contribution into their personal saving plan account. The contributions are not significant.

The following table summarizes significant contributions to defined contribution plans (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
S-SPP	$39	$12	$128	$82
Non-U.S. defined contribution plans	61	58	169	153

Total contributions	$100	$70	$297	$235

Other Postretirement Benefit Plans

Certain hourly and salaried defined benefit plans provide postretirement medical, dental, legal service and life insurance to eligible U.S. and Canadian retirees and their eligible dependents. Refer to the subsequent section “Significant Plan Amendments, Benefit Modifications and Related Events” concerning changes to postretirement benefit plans for certain U.S. and Canadian hourly and salaried employees. Certain other non-U.S. subsidiaries have postretirement benefit plans, although most non-U.S. employees are covered by government sponsored or administered programs.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Plan Amendments, Benefit Modifications and Related Events

2009

The following tables summarize the significant 2009 defined benefit plan interim remeasurements, the related changes in accumulated postretirement benefit obligations (APBO), projected benefit obligations (PBO) and the associated curtailments, settlements and termination benefits recorded in our earnings in the period July 10, 2009 through December 31, 2009 and the earnings of Old GM in the period January 1, 2009 through July 9, 2009, which are subsequently discussed (dollars in millions):

Successor
Event and Remeasurement Date When Applicable	Affected Plans	Change in Discount Rate		Increase (Decrease) Since the Most Recent Remeasurement Date(c)	Gain (Loss)
		From	To	PBO/APBO	Curtailments	Settlements	Termination Benefits and Other
2009 Special Attrition Programs (a)	U.S. hourly defined benefit pension plan	—	—	$58	$—	$—	$(58)

Global salaried workforce reductions (a)	U.S. salaried defined benefit pension plan	—	—	175	—	—	(175)

2009 Revised UAW Settlement Agreement — December 31	UAW hourly retiree medical plan	—	—	(22,236)	—	(2,571)	—

IUE-CWA and USW Settlement Agreement — November 1 (b)	U.S. hourly defined benefit pension plan	5.58%	5.26%	1,897	—	—	—

	Non-UAW hourly retiree health care plan	6.21%	5.00%	360	—	—	—

	U.S. hourly life plan	5.41%	5.56%	53	—	—	—

Delphi Benefit Guarantee Agreements — August 1 (b)	U.S. hourly defined benefit pension plan	5.83%	5.58%	2,548	—	—	—

Total				$(17,145)	$—	$(2,571)	$(233)

(a)	Reflects the effect on PBO. There was no remeasurement.

(b)	Includes reclassification of contingent liability to benefit plan obligation.

(c)	The increase/decrease includes the effect of the event, the gain or loss from remeasurement, net periodic benefit cost and benefit payments.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor
Event and Remeasurement Date When Applicable	Affected Plans	Change in Discount Rate		Increase (Decrease) Since the Most Recent Remeasurement Date	Gain (Loss)
		From	To	PBO/APBO	Curtailments	Settlements	Termination Benefits and Other
2009 Special Attrition Programs — June 30	U.S. hourly defined benefit pension plan	6.15%	6.25%	$7	$(1,390)	$—	$(12)

Global salaried workforce reductions — June 1	U.S. salaried defined benefit pension plan	6.50%	6.50%	24	(327)	—	—

Global salaried workforce reductions — March 1	Canadian salaried defined benefit pension plan	6.75%	6.25%	15	(20)	—	—

U.S. salaried benefits changes — February 1	U.S. salaried retiree life insurance plan	7.25%	7.15%	(420)	—	—	—

U.S. salaried benefits changes — June 1	U.S. salaried retiree health care program	6.80%	6.80%	(265)	—	—	—

2009 CAW Agreement — June 1	Canadian hourly defined benefit pension plan	6.75%	5.65%	340	—	—	(26)

2009 CAW Agreement — June 1	CAW hourly retiree healthcare plan and CAW retiree life plan	7.00%	5.80%	(143)	93	—	—

Total				$(442)	$(1,644)	$—	$(38)

2009 Special Attrition Programs

In February and June 2009 Old GM announced the 2009 Special Attrition Programs for eligible UAW-represented employees, offering cash and other incentives for individuals who elected to retire or voluntarily terminate employment. In the period January 1, 2009 through July 9, 2009 Old GM recorded postemployment benefit charges for 13,000 employees. Refer to Note 24 for additional information on the postemployment benefit charges.

Old GM remeasured the U.S. hourly defined benefit pension plan in June 2009 based on the 7,800 irrevocable acceptances through that date as these acceptances to the 2009 Special Attrition Programs yielded a significant reduction in the expected future years of service of active participants. An additional 180 employees accepted the terms of the 2009 Special Attrition Programs in the period July 1, 2009 through July 9, 2009.

In the period July 10, 2009 through December 31, 2009 5,000 employees accepted the terms of the 2009 Special Attrition Programs. We recorded special termination benefit charges for 1,000 of those employees based upon their elections. Plan remeasurement was not required because the July 10, 2009 plan assumptions included the effects of special attrition programs.

Global Salaried Workforce Reductions

In February and June 2009 Old GM announced its intention to reduce global salaried headcount. In March 2009 Old GM remeasured the Canadian salaried defined benefit pension plan as part of this initiative based upon an estimated significant reduction in the expected future years of service of active participants. In June 2009 Old GM remeasured the U.S. salaried defined benefit pension plan based upon an estimated significant reduction in the expected future years of service of active participants.

The U.S. salaried employee reductions related to this initiative were to be accomplished primarily through the 2009 Salaried Window Program or through a severance program funded from operating cash flows. These programs were involuntary programs

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to management approval where employees were permitted to express interest in retirement or separation, for which the charges for the 2009 Salaried Window Program were recorded as special termination benefits funded from the U.S. salaried defined benefit pension plan and other applicable retirement benefit plans. The cost associated with the total targeted headcount reductions expected under the programs was determined to be probable and estimable and severance charges of $250 million were recorded in the period January 1, 2009 through July 9, 2009. Refer to Note 24 for additional information on the severance accrual.

In the period July 10, 2009 through December 31, 2009 1,500 salaried employees irrevocably accepted the terms of the 2009 Salaried Window Program. We reduced the severance accrual previously recorded by Old GM by $64 million and recorded special termination benefits.

A net reduction of 9,000 salaried employees was achieved globally, excluding 2,000 salaried employees acquired with our acquisition of Nexteer and four domestic facilities. Global salaried headcount decreased from 73,000 salaried employees at December 31, 2008 to 66,000 at December 31, 2009, including a reduction of 5,500 U.S. salaried employees. Refer to Note 5 for additional information on the acquisition of Nexteer and four domestic facilities.

U.S. Salaried Benefits Changes

In February 2009 Old GM reduced salaried retiree life benefits for U.S. salaried employees and remeasured its U.S. salaried retiree life insurance plan. In June 2009 Old GM approved and communicated negative plan amendments associated with the U.S. salaried retiree health care program including reduced coverage and increases to cost sharing. The plan was remeasured in June 2009.

In June 2009 Old GM communicated additional changes in benefits for retired salaried employees including an acceleration and further reduction in retiree life insurance, elimination of the supplemental executive life insurance benefit, and reduction in the supplemental executive retirement plan. These plan changes were contingent on completion of the 363 Sale and the effects of these amendments were included in the fresh start remeasurements.

2009 Revised UAW Settlement Agreement

In May 2009 Old GM and the UAW agreed to a 2009 Revised UAW Settlement Agreement that related to the UAW hourly retiree medical plan and the 2008 UAW Settlement Agreement, as subsequently discussed, that permanently shifted responsibility for providing retiree health care from Old GM to the New Plan funded by the New VEBA. The 2009 Revised UAW Settlement Agreement was subject to the successful completion of the 363 Sale and we and the UAW executed the 2009 Revised UAW Settlement Agreement on July 10, 2009 in connection with the 363 Sale. Details of the most significant changes to the agreement are:

•	The Implementation Date changed from January 1, 2010 to the later of December 31, 2009 or the emergence from bankruptcy, which occurred on July 10, 2009;

•	The timing of payments to the New VEBA changed as subsequently discussed;

•	The form of consideration changed as subsequently discussed;

•	The contribution of employer securities changed such that they were contributed directly to the New VEBA in connection with the 363 Sale on July 10, 2009;

•	Certain coverages will be eliminated and certain cost sharing provisions will increase; and

•	The flat monthly special lifetime pension benefit that was scheduled to commence on January 1, 2010 was eliminated.

There was no change to the timing of our existing internal Voluntary Employee Benefit Association (VEBA) asset transfer to the New VEBA in that the internal VEBA asset transfer occurred within 10 business days after December 31, 2009 in accordance with the terms of both the 2008 UAW Settlement Agreement and the 2009 Revised UAW Settlement Agreement.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The new payment terms to the New VEBA under the 2009 Revised UAW Settlement Agreement are:

•	VEBA Notes of $2.5 billion and accrued interest, at an implied interest rate of 9.0% per annum, are scheduled to be repaid in three equal installments of $1.4 billion in July of 2013, 2015 and 2017;

•	260 million shares of our Series A Preferred Stock that accrues cumulative dividends at 9.0% per annum;

•	88 million shares (17.5%) of our common stock;

•	A warrant to acquire 15 million shares (2.5%) of our common stock at $126.92 per share at any time prior to December 31, 2015;

•	Two years funding of claims costs for certain individuals that elected to participate in the 2009 Special Attrition Programs; and

•	The existing internal VEBA assets.

The modifications to the UAW Settlement Agreement and the new payment terms resulted in a reorganization gain of $7.7 billion. Refer to Note 2 for additional information on the reorganization gain.

Under the terms of the 2009 Revised UAW Settlement Agreement, we are released from UAW retiree health care claims incurred after December 31, 2009. All obligations of ours, the New Plan and any other entity or benefit plan of ours for retiree medical benefits for the class and the covered group arising from any agreement between us and the UAW terminated at December 31, 2009. Our obligations to the New Plan and the New VEBA are limited to the terms of the 2009 Revised UAW Settlement Agreement.

From July 10, 2009 to December 31, 2009 we recorded net periodic postretirement healthcare cost, including service cost for UAW hourly retiree medical plan participants working toward eligibility. After December 31, 2009 no service cost will be recorded for active UAW participants who continue to work toward eligibility in the New Plan.

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

Prior to December 31, 2009 the 260 million shares of Series A Preferred Stock issued to the New VEBA were not considered outstanding for accounting purposes due to the terms of the 2009 Revised UAW Settlement Agreement. As a result, $105 million of the $146 million of dividends paid on September 15, 2009 and $147 million of the $203 million of dividends paid on December 15, 2009 were recorded as a reduction of Postretirement benefits other than pensions.

IUE-CWA and USW Settlement Agreement

In September 2009 we entered into a settlement agreement with MLC, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers — Communication Workers of America (IUE-CWA), and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW). Under the settlement agreement, the IUE-CWA and the USW agreed to withdraw and release all claims against us and MLC relating to retiree healthcare benefits and basic life insurance benefits. In exchange, the IUE-CWA, the USW and any additional union that agrees to the terms of the settlement

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement will be granted an allowed pre-petition unsecured claim in MLC’s Chapter 11 proceedings in the amount of $1.0 billion with respect to retiree health and life insurance benefits for the post-age-65 retirees, post-age-65 surviving spouses and under-age-65 medicare eligible retirees or surviving spouses disqualified for retiree health care benefits from us under the settlement agreement. For participants remaining eligible for health care, certain coverages were eliminated and cost sharing will increase. These modifications became effective upon completion of the 363 Sale and resulted in a reorganization gain of $2.7 billion. Refer to Note 2 for additional information on the reorganization gain.

The settlement agreement was expressly conditioned upon and did not become effective until approved by the Bankruptcy Court in MLC’s Chapter 11 proceedings, which occurred in November 2009. Several additional unions representing MLC hourly retirees joined the IUE-CWA and USW settlement agreement with respect to healthcare and life insurance. We remeasured the U.S. hourly defined benefit pension plan, non-UAW hourly retiree health care plan and the U.S. hourly life plan in November 2009 to reflect the terms and acceptances of the IUE-CWA and USW Settlement Agreement. The remeasurement of these plans resulted in a decrease in our related accrual and an offsetting increase in the PBO or APBO of the benefit plan.

2009 CAW Agreement

In March 2009 Old GM announced that the members of the CAW had ratified the 2009 CAW Agreement intended to reduce manufacturing costs in Canada by closing the competitive gap with transplant automakers in the United States on active employee labor costs and reducing legacy costs through introducing co-payments for healthcare benefits, increasing employee healthcare cost sharing, freezing pension benefits and eliminating cost of living adjustments to pensions for retired hourly workers. The 2009 CAW Agreement was conditioned on Old GM receiving longer term financial support from the Canadian and Ontario governments.

GMCL subsequently entered into additional negotiations with the CAW which resulted in a further addendum to the 2008 collective agreement which was ratified by the CAW members in May 2009. In June 2009 the Ontario and Canadian governments agreed to the terms of a loan agreement, approved the GMCL viability plan and provided funding to GMCL. The Canadian hourly defined benefit pension plan was remeasured in June 2009.

As a result of the termination of the employees from the former Oshawa, Ontario truck facility, the CAW hourly retiree healthcare plan and the CAW retiree life plan were remeasured in June 2009 and a curtailment gain associated with the CAW hourly retiree healthcare plan was also recorded in the three months ended June 30, 2009.

In June 2009 GMCL and the CAW agreed to the terms of an independent HCT to provide retiree health care benefits to certain active and retired employees represented by the CAW. The HCT will be implemented when certain preconditions are achieved, including certain changes to the Canadian Income Tax Act. The preconditions have not been achieved and the HCT is not yet implemented at December 31, 2009. Under the terms of the HCT agreement, GMCL is obligated to make a payment of CAD $1.0 billion on the HCT implementation date which it will fund out of its CAD $1.0 billion escrow funds, adjusted for the net difference between the amount of retiree monthly contributions received during the period December 31, 2009 through the HCT implementation date less the cost of benefits paid for claims incurred by covered employees during this period. GMCL will provide a CAD $800 million note payable to the HCT on the HCT implementation date which will accrue interest at an annual rate of 7.0% with five equal annual installments of CAD $256 million due December 31 of 2014 through 2018. Concurrent with the implementation of the HCT, GMCL will be legally released from all obligations associated with the cost of providing retiree health care benefits to current employees and retired plan participants, and we will account for the termination of our CAW hourly retiree healthcare plan as a settlement, based upon the difference between the fair value of the notes and cash contributed and the health care plan obligation at the settlement date.

Delphi

In July 2009 we and Delphi entered into an agreement with the PBGC regarding the settlement of the PBGC’s claims from the termination of the Delphi pension plans. As part of that agreement, we maintained the obligation to provide the difference between pension benefits paid by the PBGC according to regulation and those originally guaranteed by Old GM under the Delphi Benefit

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantee Agreements. We had a legal obligation to provide this benefit to eligible UAW plan participants at July 10, 2009. We remeasured the U.S. hourly defined benefit pension plan in August 2009 for eligible UAW plan participants, which coincided with Delphi’s transfer of its pension plan obligations to the PBGC. We did not agree to provide this benefit to eligible Delphi IUE-CWA and USW retirees until the IUE-CWA and USW Settlement Agreement was approved by the Bankruptcy Court in MLC’s Chapter 11 proceedings, which occurred in November 2009; however a contingent liability had been recorded. We remeasured the U.S. hourly defined benefit pension plan in November 2009 for eligible IUE-CWA and USW plan participants that coincided with the approval of the IUE-CWA and USW Settlement Agreement by the Bankruptcy Court. The remeasurements of the U.S. hourly defined benefit pension plan resulted in a $1.4 billion increase in the plan PBO to the U.S. hourly defined benefit pension plan and an offsetting decrease principally related to our Delphi related accrual. Refer to Note 21 for additional information on the Delphi Benefit Guarantee Agreements.

2008

The following table summarizes Old GM’s significant 2008 defined benefit plan interim remeasurements, the related changes in obligations and the associated curtailments, settlements and termination benefits, as applicable, recorded in earnings in the year ended 2008, which are subsequently discussed:

Predecessor
Event and Remeasurement Date When Applicable	Affected Plans	Change in Discount Rate		Increase (Decrease) Since the Most Recent Remeasurement Date	Gain (Loss)
		From	To	PBO/APBO	Curtailments	Settlements	Termination Benefits and Other
2008 UAW Settlement Agreement — September 1	UAW hourly retiree medical plan	—	—	$(13,135)	$6,326	$—	$—

	Mitigation Plan	—	—	(137)	(1,424)	—	—

	U.S. hourly defined benefit pension plan	6.45%	6.70%	563	—	—	—

2008 Special Attrition Programs — May 31	U.S. hourly defined benefit pension plan	6.30%	6.45%	842	(2,441)	—	(800)

	Various OPEB plans	—	—	—	104	—	(68)

2008 CAW Agreement and facility idlings — May 31	Canadian hourly and salaried defined benefit pension plans	5.75%	6.00%	262	(177)	—	(37)

Salaried retiree benefit plan changes — July 1	U.S. salaried retiree medical plan	6.40%	6.75%	(3,993)	—	(1,706)	—

	U.S. salaried defined benefit pension plan	6.45%	6.60%	3,159	—	—	—

Delphi-GM Settlement Agreement — September 30	Various U.S. hourly retiree medical plans	6.40%	6.85%	1,236	—	—	—

	U.S. hourly defined benefit pension plan	6.70%	7.10%	1,070	—	—	—

Total				$(10,133)	$2,388	$(1,706)	$(905)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the events listed previously, a number of events related to benefit plans occurred that did not result in interim remeasurements including:

•

IUE-CWA agreements related to the closure of the Moraine, Ohio facility resulted in increased cost of $255 million for pension benefit enhancements and a $257 million curtailment gain as a result of accelerating substantially all of the IUE-CWA retiree healthcare plan’s negative prior service cost.

•

Salaried workforce reduction resulted in special termination benefit charges of $311 million as a result of 3,700 employees accepting the 2008 Salaried Window Program, which was a voluntary early retirement program extended to certain U.S. salaried employees.

2008 UAW Settlement Agreement

In February 2008 Old GM entered into the 2008 UAW Settlement Agreement which provided that responsibility for providing retiree healthcare would permanently shift from Old GM to the New Plan funded by the New VEBA as of the Implementation Date. The 2008 UAW Settlement Agreement became effective in September 2008 with an implementation date of January 1, 2010. As a result of the 2008 UAW Settlement Agreement, Old GM’s obligation to provide retiree healthcare coverage for UAW retirees and beneficiaries was to terminate at January 1, 2010. The obligation for retiree medical claims incurred on or after this date would be the responsibility of the New Plan and New VEBA. This agreement was revised in 2009 as discussed previously in the section “2009 Revised UAW Settlement Agreement.”

The U.S. hourly defined benefit pension plan was amended as part of the 2008 UAW Settlement Agreement to reflect a flat monthly special lifetime benefit to be paid to plan participants commencing January 1, 2010 to help offset the retiree’s increased costs of monthly contributions and other cost sharing increases required under the terms of the New VEBA. Effective with the 363 Sale, the additional pension flat monthly lifetime benefit was eliminated and was recorded as a component of the Reorganization gain, net upon our application of fresh-start reporting.

2008 Special Attrition Programs

In February 2008 Old GM entered into agreements with the UAW and the IUE-CWA regarding special attrition programs which were intended to further reduce the number of hourly employees. The 2008 UAW Special Attrition Program offered to 74,000 UAW-represented employees was comprised of wage and benefit packages for normal and early voluntary retirements or buyouts or pre-retirement leaves. In addition to their vested pension benefits, those employees who were retirement eligible received a lump sum payment that was funded from the U.S. hourly defined benefit pension plan, the amount of which depended upon their job classification. For those employees not retirement eligible, other buyout options were offered and funded from operating cashflow. The terms of the 2008 IUE-CWA Special Attrition Program, which was offered to 2,300 IUE-CWA represented employees, were similar to those offered under the 2008 UAW Special Attrition Program.

2008 CAW Agreement and Facility Idlings

In May 2008 Old GM entered into the 2008 CAW Agreement which resulted in increased pension benefits. Old GM subsequently announced its plan to cease production at the Oshawa, Ontario truck facility, which triggered a curtailment of Old GM’s Canadian hourly and salaried defined benefit pension plans.

Prior to the 2008 CAW Agreement, Old GM amortized prior service cost related to its Canadian hourly defined benefit pension plan over the remaining service period for active employees, previously estimated to be 10 years. In conjunction with entering into the 2008 CAW Agreement, Old GM evaluated the 2008 CAW Agreement and the relationship with the CAW and determined that the contractual life of the labor agreements is a more appropriate reflection of the period of future economic benefit received from pension plan amendments negotiated as part of the collectively bargained agreement. This change accelerated the recognition of prior

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service cost to three years, resulting in additional net periodic pension expense of $334 million recorded in Cost of sales in the year ended 2008 related to pension increases in Canada from prior collectively bargained agreements.

Salaried Retiree Benefit Plan Changes

In July 2008 Old GM amended its U.S. salaried retiree medical and defined benefit pension plans to eliminate healthcare coverage for U.S. salaried retirees over age 65, effective January 2009. Upon reaching age 65, affected retirees and surviving spouses were to receive a pension increase of $300 per month to partially offset the retiree’s increased cost of Medicare and supplemental healthcare coverage. For participants who were under the age of 65, the future elimination of healthcare benefits upon turning age 65 and the increased pension benefits provided resulted in a negative plan amendment to the U.S. salaried retiree medical plan and a positive plan amendment to the U.S. salaried defined benefit pension plan, both of which will be amortized over seven years, which represents the average remaining years to full eligibility for U.S. salaried retiree medical plan participants.

Delphi-GM Settlement Agreements

Old GM and Delphi reached agreements in the three months ended September 30, 2008 with each of Delphi’s unions regarding the plan to freeze the benefits related to the Delphi’s hourly rate employee pension plan (Delphi HRP); the cessation by Delphi of OPEB for Delphi hourly union-represented employees and retirees; and transfers of certain assets and obligations from the Delphi HRP to Old GM’s U.S. hourly defined benefit pension plan. As a result of assuming Delphi’s OPEB obligation, Old GM reclassified liabilities of $2.8 billion from its Delphi related accrual to its U.S. OPEB obligation. Old GM remeasured certain of its OPEB plans in September 2008 to include Delphi hourly union-represented employees, the effects of other announced facility idlings in the U.S., as well as changes in certain actuarial assumptions.

The transfer of certain assets and obligations from the Delphi HRP to Old GM’s U.S. hourly defined benefit pension plan resulted in a decrease in Old GM’s Delphi related accrual and an offsetting increase in the PBO of $2.8 billion. Old GM remeasured its U.S. hourly defined benefit pension plan in September 2008 to include: (1) assets and liabilities of certain employees transferred in accordance with the Delphi Settlement Agreement; (2) its obligation under the Delphi Benefit Guarantee Agreement to provide up to seven years of credited service to covered employees; (3) the effects of other announced facility idlings in the U.S.; and (4) changes in certain actuarial assumptions including a discount rate increase.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the change in benefit obligations and related plan assets (dollars in millions):

	Successor
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits(a)	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
	July 10, 2009 Through December 31, 2009
Change in benefit obligations
Beginning benefit obligation	$98,012	$21,392	$27,639	$3,420
Service cost	216	157	62	17
Interest cost	2,578	602	886	94
Plan participants’ contributions	—	4	172	—
Amendments	(13)	(9)	1	(89)
Actuarial (gains) losses	3,102	1,592	1,732	64
Benefits paid	(3,938)	(714)	(1,700)	(70)
Medicare Part D receipts	—	—	84	—
IUE-CWA & USW related liability transfer	—	—	514	—
Foreign currency translation adjustments	—	1,469	—	376
Delphi benefit guarantee and other	1,365	—	—	—
UAW retiree medical plan settlement	—	—	(25,822)	—
Curtailments, settlements, and other (b)	249	(119)	2,220	(15)

Ending benefit obligation	101,571	24,374	5,788	3,797

Change in plan assets
Beginning fair value of plan assets	78,493	8,616	10,702	—
Actual return on plan assets	9,914	1,201	1,909	—
Employer contributions	31	4,287	1,528	70
Plan participants’ contributions	—	4	172	—
Benefits paid	(3,938)	(714)	(1,700)	(70)
UAW hourly retiree medical plan asset settlement	—	—	(12,586)	—
Foreign currency translation adjustments	—	765	—	—
Other	—	(132)	6	—

Ending fair value of plan assets	84,500	14,027	31	—

Ending funded status	$(17,071)	$(10,347)	$(5,757)	$(3,797)

Amounts recorded in the consolidated balance sheet are comprised of:
Noncurrent asset	$—	$98	$—	$—
Current liability	(93)	(337)	(685)	(161)
Noncurrent liability	(16,978)	(10,108)	(5,072)	(3,636)

Net amount recorded	$(17,071)	$(10,347)	$(5,757)	$(3,797)

Amounts recorded in Accumulated other comprehensive Income (loss) are comprised of:
Net actuarial loss (gain)	$(3,803)	$833	$212	$65
Net prior service cost (credit)	(13)	(9)	(1)	(89)

Total recorded in Accumulated other comprehensive income (loss)	$(3,816)	$824	$211	$(24)

(a)	Table does not include other non-U.S. employee benefit arrangements with a total PBO of $76 million at December 31, 2009.

(b)	U.S. other benefits includes the $2.6 billion settlement loss resulting from the termination of the UAW hourly retiree medical plan and Mitigation Plan.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits(a)		U.S. Plans Other Benefits		Non-U.S. Plans Other Benefits
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Change in benefit obligations
Beginning benefit obligation	$98,135	$85,277	$19,995	$23,753	$39,960	$59,703	$2,930	$4,310
Service cost	243	527	155	410	69	241	12	32
Interest cost	3,077	5,493	596	1,269	1,615	3,519	102	225
Plan participants’ contributions	—	—	8	29	169	401	—	—
Amendments	(8)	1,218	(584)	218	(705)	(1,108)	(482)	(185)
Actuarial (gains) losses	(260)	5,684	959	(965)	77	(18,918)	436	(443)
Benefits paid	(5,319)	(8,862)	(769)	(1,390)	(2,115)	(4,759)	(90)	(175)
Medicare Part D receipts	—	—	—	—	150	240	—	—
Foreign currency translation adjustments	—	—	856	(3,981)	—	—	159	(833)
Delphi obligation transfer	—	2,753	—	—	—	2,654	—	—
Curtailments, settlements, and other	1,559	6,045	(76)	652	8	(2,013)	(15)	(1)

Ending benefit obligation	97,427	98,135	21,140	19,995	39,228	39,960	3,052	2,930
Effect of application of fresh-start reporting	585	—	252	—	(11,589)	—	368	—

Ending benefit obligation including effect of application of fresh-start reporting	98,012	98,135	21,392	19,995	27,639	39,960	3,420	2,930

Change in plan assets
Beginning fair value of plan assets	84,545	104,070	8,086	13,308	9,969	16,303	—	—
Actual return on plan assets	(203)	(11,350)	227	(2,863)	444	(4,978)	—	—
Employer contributions	57	90	529	977	1,947	3,002	90	175
Plan participants’ contributions	—	—	8	29	169	401	—	—
Benefits paid	(5,319)	(8,862)	(769)	(1,390)	(2,115)	(4,759)	(90)	(175)
Foreign currency translation adjustments	—	—	516	(2,342)	—	—	—	—
Delphi plan asset transfer	—	572	—	—	—	—	—	—
Other	41	25	(197)	367	(10)	—	—	—

Ending fair value of plan assets	79,121	84,545	8,400	8,086	10,404	9,969	—	—
Effect of application of fresh-start reporting	(628)	—	216	—	298	—	—	—

Ending fair value of plan assets including effect of application of fresh-start reporting	78,493	84,545	8,616	8,086	10,702	9,969	—	—

Ending funded status	(18,306)	(13,590)	(12,740)	(11,909)	(28,824)	(29,991)	(3,052)	(2,930)
Effect of application of fresh-start reporting	(1,213)	—	(36)	—	11,887	—	(368)	—

Ending funded status including effect of application of fresh-start reporting	$(19,519)	$(13,590)	$(12,776)	$(11,909)	$(16,937)	$(29,991)	$(3,420)	$(2,930)

Amounts recorded in the consolidated balance sheet are comprised of:
Noncurrent assets	$—	$—	$97	$109	$—	$—	$—	$—
Current liability	(74)	(108)	(339)	(322)	(1,809)	(3,848)	(147)	(154)
Noncurrent liability	(19,445)	(13,482)	(12,534)	(11,696)	$(15,128)	(26,143)	(3,273)	(2,776)

Net amount recorded	$(19,519)	$(13,590)	$(12,776)	$(11,909)	$(16,937)	$(29,991)	$(3,420)	$(2,930)

Amounts recorded in Accumulated other comprehensive income (loss) are comprised of:
Net actuarial loss	$38,007	$34,940	$7,387	$6,188	$1,631	$1,651	$1,005	$569
Net prior service cost (credit)	1,644	2,277	(754)	(170)	(5,028)	(5,305)	(860)	(519)
Transition obligation	—	—	7	7	—	—	—	—

Total recorded in Accumulated other comprehensive income (loss)	$39,651	$37,217	$6,640	$6,025	$(3,397)	$(3,654)	$145	$50

Effect of application of fresh-start reporting	(39,651)	—	(6,640)	—	3,397	—	(145)	—
Total recorded in Accumulated other comprehensive income (loss)	$—	$37,217	$—	$6,025	$—	$(3,654)	$—	$50

(a)	The table does not include other non-U.S. employee benefit arrangements with a total PBO of $94 million and $95 million at July 9, 2009 and December 31, 2008.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the period July 10, 2009 through December 31, 2009 we experienced actual return on plan assets on our U.S. pension plan assets of $9.9 billion compared to expected returns of $3.0 billion that were recognized as a component of our net pension expense during this period. As a result of the U.S. hourly and salaried defined benefit pension plan interim remeasurements, a portion of the effect of the actual plan asset gains was recognized in the market-related value of plan assets during the remainder of the period subsequent to the interim remeasurements. The market related value of plan assets used in the calculation of expected return on pension plan assets at December 31, 2009 is $2.8 billion lower than the actual fair value of plan assets for U.S. pension plans and $294 million lower than the actual fair value of plan assets for non-U.S. pension plans. Therefore, the effect of the improvement in the financial markets will not fully affect net pension expense in the year ended 2010. Refer to Note 4 for additional information on the market-related value of plan assets methodology utilized.

The following table summarizes the total accumulated benefit obligations (ABO), the ABO and fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the PBO and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets (dollars in millions):

	Successor		Predecessor
	December 31, 2009		December 31, 2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
ABO	$101,397	$23,615	$98,003	$19,547
Plans with ABO in excess of plan assets
ABO	$101,397	$22,708	$98,003	$19,229
Fair value of plan assets	$84,500	$12,721	$84,545	$7,648
Plans with PBO in excess of plan assets
PBO	$101,571	$23,453	$98,135	$19,664
Fair value of plan assets	$84,500	$13,008	$84,545	$7,649

The following tables summarize the components of net periodic pension and OPEB expense from continuing operations along with the assumptions used to determine benefit obligations (dollars in millions):

	Successor
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Other Benefits	Non-U.S. Plans Other Benefits
	July 10, 2009 Through December 31, 2009
Components of expense
Service cost (a)	$254	$157	$62	$17
Interest cost	2,578	602	886	94
Expected return on plan assets	(3,047)	(438)	(432)	—
Amortization of prior service cost (credit)	—	—	—	(1)
Curtailments, settlements, and other losses	249	9	2,580	—

Net periodic pension and OPEB expense	$34	$330	$3,096	$110

Weighted-average assumptions used to determine benefit obligations at December 31 (b)
Discount rate	5.52%	5.31%	5.57%	5.22%
Rate of compensation increase	3.94%	3.27%	1.48%	4.45%
Weighted-average assumptions used to determine net expense for period ended December 31 (c)
Discount rate	5.63%	5.82%	6.81%	5.47%
Expected return on plan assets	8.50%	7.97%	8.50%	—
Rate of compensation increase	3.94%	3.23%	1.48%	4.45%

(a)	U. S. pension plan service cost includes plan administrative expenses of $38 million.

(b)	Determined at the end of the period.

(c)	Determined at the beginning of the period and updated for remeasurements. Appropriate discount rates were used to measure the effects of curtailments and plan amendments on various plans.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits			U.S. Plans Other Benefits			Non-U.S. Other Benefits
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Components of expense
Service cost	$243	$527	$627	$155	$410	$486	$69	$241	$370	$12	$32	$45
Interest cost	3,077	5,493	4,931	596	1,269	1,143	1,615	3,519	3,609	102	225	199
Expected return on plan assets	(3,810)	(8,043)	(7,983)	(364)	(969)	(984)	(444)	(1,281)	(1,400)	—	—	—
Amortization of prior service cost (credit)	429	1,077	2,167	(12)	407	32	(1,051)	(1,918)	(1,830)	(63)	(86)	(86)
Amortization of transition obligation	—	—	—	2	6	8	—	—	—	—	—	—
Recognized net actuarial loss	715	317	764	193	275	407	32	508	1,352	23	110	122
Curtailments, settlements, and other losses (gains)	1,720	3,823	75	97	270	156	21	(3,476)	(213)	(123)	11	(17)
Divestiture of Allison (a)	—	—	(30)	—	—	—	—	—	211	—	—	—

Net periodic pension and OPEB (income) expense	$2,374	$3,194	$551	$667	$1,668	$1,248	$242	$(2,407)	$2,099	$(49)	$292	$263

Weighted-average assumptions used to determine benefit obligations at period end (b)
Discount rate	5.86%	6.27%	6.35%	5.82%	6.22%	5.72%	6.86%	8.25%	6.35%	5.47%	7.00%	5.75%
Rate of compensation increase	3.94%	5.00%	5.25%	3.23%	3.59%	3.60%	1.48%	2.10%	3.30%	4.45%	4.45%	4.00%
Weighted-average assumptions used to determine net expense for the period (c)
Discount rate	6.27%	6.56%	5.97%	6.23%	5.77%	4.97%	8.11%	7.02%	5.90%	6.77%	5.90%	5.00%
Expected return on plan assets	8.50%	8.50%	8.50%	7.74%	7.78%	7.85%	8.50%	8.40%	8.40%	—	—	—
Rate of compensation increase	5.00%	5.00%	5.00%	3.08%	3.59%	3.46%	1.87%	3.30%	4.60%	4.45%	4.00%	4.00%

(a)	As a result of the Allison divestiture, Old GM recorded an adjustment to the unamortized prior service cost of the U.S. hourly defined benefit pension plan and U.S. salaried defined benefit pension plan of $18 million and the U.S. hourly and salaried OPEB plans of $223 million in the year ended 2007. Those adjustments were included in the determination of the gain recognized on the sale of Allison. The net periodic pension and OPEB benefit expenses related to Allison were reported as a component of discontinued operations. All such amounts related to Allison are reflected in the table above, and the effects of those amounts are shown as an adjustment to arrive at net periodic pension and OPEB (income) expense from continuing operations.

(b)	Determined at the end of the period.

(c)	Determined at the beginning of the period and updated for remeasurements. Appropriate discount rates were used to measure the effects of curtailments and plan amendments on various plans.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes estimated amounts to be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost in the year ended 2010 based on December 31, 2009 plan measurements (dollars in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Other Benefit Plans	Non-U.S. Other Benefit Plans
Amortization of prior service credit	$(1)	$(1)	$—	$(1)
Amortization of net actuarial loss	—	9	—	—

	$(1)	$8	$—	$(1)

Assumptions

Healthcare Trend Rate

	Successor		Predecessor
	December 31, 2009		December 31, 2008
Assumed Healthcare Trend Rates	U.S. Plans(a)	Non U.S. Plans(b)	U.S. Plans	Non U.S. Plans
Initial healthcare cost trend rate	—%	5.4%	8.0%	5.5%
Ultimate healthcare cost trend rate	—%	3.3%	5.0%	3.3%
Number of years to ultimate trend rate	—	8	6	8

(a)	As a result of modifications made to healthcare plans in connection with the 363 Sale, there are no significant uncapped U.S. healthcare plans remaining at December 31, 2009 and, therefore, the healthcare cost trend rate does not have a significant effect on our U.S. plans.

(b)	The implementation of the HCT in Canada is anticipated in the near future, which will significantly reduce our exposure to changes in the healthcare cost trend rate.

Healthcare trend rate assumptions are determined for inclusion in healthcare OPEB valuation at each remeasurement. The healthcare trend rates are developed using historical cash expenditures for retiree healthcare. This information is supplemented with information gathered from actuarial based models, information obtained from healthcare providers and known significant events.

The effect of aggregate healthcare trend rates does not include healthcare trend data subsequent to December 31, 2009 associated with the UAW hourly retiree medical plan due to the December 31, 2009 Implementation Date of the New VEBA as the plan is now settled.

The following table summarizes the effect of a one-percentage point change in the assumed healthcare trend rates:

	U.S. Plans(a)		Non-U.S. Plans(b)
Change in Assumption	Effect on 2010 Aggregate Service and Interest Cost	Effect on December 31, 2009 APBO	Effect on 2010 Aggregate Service and Interest Cost		Effect on December 31, 2009 APBO
One percentage point increase	—	—	+$	14 million	+$	413 million
One percentage point decrease	—	—	-$	11 million	-$	331 million

(a)	As a result of modifications made to healthcare plans in connection with the 363 Sale, there are no significant uncapped U.S. healthcare plans remaining at December 31, 2009 and, therefore, the healthcare cost trend rate does not have a significant effect in the U.S.

(b)	The implementation of the HCT in Canada is anticipated in the near future, which will significantly reduce our exposure to changes in the healthcare cost trend rate.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Strategies and Long-Term Rate of Return

Detailed periodic studies conducted by outside actuaries and an internal asset management group are used to determine the long-term strategic mix among asset classes, risk mitigation strategies, and the expected return on asset assumptions for U.S. pension plans. The U.S. study includes a review of alternative asset allocation and risk mitigation strategies, anticipated future long-term performance of individual asset classes, risks evaluated using standard deviation techniques and correlations among the asset classes that comprise the plans’ asset mix. Similar studies are performed for the significant non-U.S. pension plans with the assistance of outside actuaries and asset managers. While the studies incorporate data from recent fund performance and historical returns, the expected return on plan asset assumptions are determined based on long-term, prospective rates of return.

The strategic asset mix and risk mitigation strategies for the U.S. and non-U.S. pension plans are tailored specifically for each plan. Individual plans have distinct liabilities, liquidity needs, and regulatory requirements. Consequently, there are different investment policies set by individual plan fiduciaries. Although investment policies and risk mitigation strategies may differ among certain U.S. and non-U.S. pension and OPEB plans, each investment strategy is considered to be optimal in the context of the specific factors affecting each plan.

In setting a new strategic asset mix, consideration is given to the likelihood that the selected mix will effectively fund the projected pension plan liabilities while aligning with the risk tolerance of the plans’ fiduciaries. The strategic asset mix for U.S. defined benefit pension plans is intended to reduce exposure to equity market risks, to utilize asset classes which reduce volatility and to utilize asset classes where active management has historically generated excess returns above market returns. Therefore, the expected long-term return assumption has been developed with the expectation that we will achieve excess returns above market returns through active management. The results of an asset and liability study approved by the U.S. pension plans’ fiduciaries in May 2009 confirmed that the expected long-term annual rate of return assumption of 8.5% for U.S. defined benefit plans continued to be appropriate.

The expected return on plan asset assumptions used in determining pension expense for non-U.S. pension plans is determined in a similar manner to the U.S. plans.

Target Allocation Percentages

An asset and liability study of the U.S. target allocation percentages was approved in May 2009. No significant changes were made to the target allocation percentages by asset category as a result of this study. However, due to the partial elimination of the derivative overlay for the absolute return strategies with the May 2009 study, the absolute return strategies no longer provided bond or bond-like exposures. Therefore they were reclassified from debt securities to the other asset category resulting in a 15 percentage point shift between asset categories. This change does not reflect a change in investment policy.

The following table summarizes the target allocations by asset category for U.S. and non-U.S. defined benefit pension plans and U.S. OPEB plans:

	Successor			Predecessor
	December 31, 2009			December 31, 2008
Asset Categories	U.S. Plans	Non-U.S. Plans	U.S. OPEB(c)	U.S. Plans	Non-U.S. Plans	U.S. OPEB
Equity securities	28.0%	64.0%	—%	28.0%	60.0%	53.0%
Debt securities (a)	42.0%	24.0%	—%	57.0%	24.0%	25.0%
Real estate	9.0%	9.0%	—%	9.0%	12.0%	4.5%
Other (b)	21.0%	3.0%	—%	6.0%	4.0%	17.5%

Total	100.0%	100.0%	—%	100.0%	100.0%	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Includes absolute return strategies at December 31, 2008.

(b)	Includes private equity at December 31, 2008 and December 31, 2009 and absolute return strategies at December 31, 2009.

(c)	There are no significant U.S. OPEB assets at December 31, 2009 following the settlement of the UAW hourly retiree medical plan.

Pension Plan Assets and Fair Value Measurements

The following table summarizes the fair value of defined benefit pension plan assets by asset category (dollars in millions):

	Successor
	Fair Value Measurements of U.S. Plan Assets at December 31, 2009				Fair Value Measurements of Non-U.S. Plan Assets at December 31, 2009				Total U.S. and Non- U.S. Plan Assets
	Level 1	Level 2	Level 3	Total U.S. Plan Assets	Level 1	Level 2	Level 3	Total Non-U.S. Plan Assets
Direct investments:
Cash equivalents and other short-term investments	$—	$—	$—	$—	$137	$463	$—	$600	$600
Common and preferred stock	—	—	—	—	3,002	56	—	3,058	3,058
Government and agency debt securities (a)	—	—	—	—	93	4,136	65	4,294	4,294
Corporate debt securities (b)	—	—	—	—	2	483	109	594	594
Agency mortgage and asset-backed securities	—	—	—	—	—	62	7	69	69
Non-agency mortgage and asset-backed securities	—	—	—	—	—	42	16	58	58
Private equity and debt investments	—	—	—	—	—	—	110	110	110
Real estate assets (c)	—	—	—	—	14	—	825	839	839
Derivatives (d)	—	—	—	—	—	23	—	23	23

Total direct investments	—	—	—	—	3,248	5,265	1,132	9,645	9,645

Investment funds:
Cash equivalent funds	—	—	—	—	19	4	—	23	23
Equity funds	—	14,495	—	14,495	1	2,575	75	2,651	17,146
High quality fixed income funds	—	9,643	—	9,643	—	1,012	—	1,012	10,655
High yield fixed income funds	—	—	4,221	4,221	—	—	—	—	4,221
Blended funds (e)	—	71	—	71	—	18	—	18	89
Real estate funds	—	916	—	916	—	35	217	252	1,168
Other funds (f)	—	2,266	—	2,266	—	8	95	103	2,369

Total investment funds	—	27,391	4,221	31,612	20	3,652	387	4,059	35,671
Other	—	—	—	—	—	206	—	206	206

Assets before Investment Trusts	$—	$27,391	$4,221	31,612	$3,268	$9,123	$1,519	13,910	45,522

Investment Trusts (g)				53,043				—	53,043

Total assets				84,655				13,910	98,565

Other plan assets and liabilities (h)				(155)				117	(38)

Net plan assets				$84,500				$14,027	$98,527

(a)	Includes U.S. and sovereign government and agency issues; excludes mortgage and asset-backed securities

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Includes bank debt obligations.

(c)	Includes public and private real estate investment trusts.

(d)	Includes net futures, forwards, options, swaps, rights, and warrants.

(e)	Primarily investments in blended equity and fixed income fund-of-funds.

(f)	Primarily investments in alternative investment funds.

(g)	Refer to the subsequent discussion of Investment Trusts for the leveling of the underlying assets of the Investment Trusts.

(h)	Primarily investment manager fees, custody fees and other expenses paid directly by the plans.

The following tables summarize the activity for U.S. plan assets classified in Level 3 of the valuation hierarchy (dollars in millions):

	Successor
	Level 3 U.S. Plan Asset Activity
	Balance at July 10, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Balance at December 31, 2009
High yield fixed income funds	$5,488	$910	$158	$(2,335)	$—	$4,221

	Predecessor
	Level 3 U.S. Plan Asset Activity
	Balance at January 1, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Balance at July 9, 2009
High yield fixed income funds	$4,508	$998	$7	$(25)	$—	$5,488

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the activity for non-U.S. plan assets classified in Level 3 of the valuation hierarchy (dollars in millions):

	Successor
	Level 3 Non-U.S. Plan Asset Activity
	Balance at July 10, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Exchange Rate Movements	Balance at December 31, 2009
Direct investments:
Government and agency debt securities	$8	$(1)	$—	$60	$(3)	$1	$65
Corporate debt securities	17	6	1	37	43	5	109
Agency mortgage and asset- backed securities	6	—	—	—	1	—	7
Non-agency mortgage and asset-backed securities	10	19	(6)	(11)	3	1	16
Private equity and debt investments	149	(1)	—	(52)	—	14	110
Real estate assets	785	(52)	—	11	—	81	825

Total direct investments	975	(29)	(5)	45	44	102	1,132

Investment funds:
Equity funds	27	12	(9)	43	(2)	4	75
Real estate funds	199	25	(2)	(4)	—	(1)	217
Other investment funds	107	3	1	(16)	—	—	95

Total investment funds	333	40	(10)	23	(2)	3	387

Total non-U.S. plan assets	$1,308	$11	$(15)	$68	$42	$105	$1,519

	Predecessor
	Level 3 Non-U.S. Plan Asset Activity
	Balance at January 1, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Exchange Rate Movements	Balance at July 9, 2009
Direct investments:
Government and agency debt securities	$—	$—	$—	$4	$4	$—	$8
Corporate debt securities	16	—	2	(2)	—	1	17
Agency mortgage and asset- backed securities	6	—	—	—	—	—	6
Non-agency mortgage and asset-backed securities	1	(3)	—	(2)	14	—	10
Private equity and debt investments	163	(33)	—	11	—	8	149
Real estate assets	831	(99)	—	12	—	41	785

Total direct investments	1,017	(135)	2	23	18	50	975

Investment funds:
Equity funds	33	2	(1)	10	(19)	2	27
Real estate funds	206	(21)	(3)	(3)	—	20	199
Other investment funds	94	2	—	1	—	10	107

Total investment funds	333	(17)	(4)	8	(19)	32	333

Total non-U.S. plan assets	$1,350	$(152)	$(2)	$31	$(1)	$82	$1,308

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fund Investment Strategies

A significant portion of the defined benefit pension plan assets, as previously discussed, are invested in a variety of investment funds. The following information describes the significant investment strategies of those funds.

Cash equivalent funds typically seek a high level of current income consistent with the preservation of capital and the maintenance of liquidity. In furtherance of these investment objectives, the funds invest primarily in short-term, high quality securities including U.S. government securities, U.S. dollar-denominated obligations of the U.S. and foreign depository institutions, commercial paper, corporate bonds and asset-backed securities. The funds seek to be fully invested and to achieve the objectives by using fundamental security valuation methodologies and quantitative investment models.

Equity funds typically seek long-term growth through capital appreciation and current income primarily through investments in companies that are believed by the investment manager to be attractively priced relative to fundamental characteristics such as earnings, book value or cash flow. The funds invest primarily in U.S. equities but may also have exposure to equity securities issued by companies incorporated, listed, or domiciled in developed and/or emerging markets. The funds seek to be fully invested and achieve their objectives by using fundamental security valuation methodologies and quantitative models.

High quality fixed income funds typically seek a high level of current income that is consistent with reasonable risk and moderate capital appreciation, primarily through investments in U.S. high quality fixed income securities. In furtherance of these investment objectives, the funds invest primarily in U.S. government securities, investment-grade corporate bonds, mortgages and asset-backed securities. The funds seek to be fully invested and achieve their objectives by using fundamental security valuation methodologies and quantitative models.

High yield fixed income funds typically seek a high level of current income and capital appreciation primarily through investments in U.S. high yield fixed income securities. The funds invest primarily in U.S. high yield fixed income securities issued by corporations which are rated below investment grade by one or more nationally recognized rating agencies, are unrated but are believed by the investment manager to have similar risk characteristics, or are rated investment grade or higher but are priced at yields comparable to securities rated below investment grade and believed to have similar risk characteristics. The funds seek to be fully invested and achieve their objectives by using fundamental security valuation methodologies and quantitative models.

Blended funds typically seek long-term growth through capital appreciation and current income primarily through investments in a broadly diversified portfolio of stocks and bonds. The funds invest in other investment funds pursuant to an asset allocation strategy that seeks to provide diversification across a range of asset classes. The asset classes of the funds may include U.S. large cap stocks, U.S. small cap stocks, international stocks, emerging markets stocks, U.S. high quality bonds, U.S. high yield bonds and cash. The funds seek to be fully invested and achieve their objectives by using fundamental security valuation methodologies and quantitative models.

Real estate funds typically seek long-term growth of capital and current income that is above average relative to public equity funds. The funds invest primarily in the equity-oriented securities of companies which are principally engaged in the ownership, acquisition, development, financing, sale and/or management of income-producing real estate properties, both commercial and residential. The funds seeks to achieve their objective by selecting securities based on an analysis of factors affecting the performance of real estate investments such as local market conditions, asset quality and management expertise, and an assessment of value based on fundamental security valuation methodologies and other real estate valuation metrics.

The plans also have limited exposure to alternative investment funds with broad-ranging strategies and styles. Typically, the objective of such funds is to deliver returns having relatively low volatility and correlation to movements in major equity and bond markets. Fund strategies in this category typically include private equity, venture capital, commodities, hedged, or absolute return strategies.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Trusts

A significant portion of the U.S. hourly and salaried pension plan assets are invested through a series of group trusts (Investment Trusts) which permit the commingling of assets from more than one employer. The group trust structure permitted the formation of a series of group trust investment accounts. Each group trust has a beneficial interest in the assets of the underlying investment accounts which are invested to achieve an investment strategy based on the desired plan asset targeted allocations. For purposes of fair value measurement, each plan’s interests in the group trusts are classified as a plan asset.

A plan’s interest in an Investment Trust is determined based on the Investment Trust’s beneficial interest in the underlying net assets. Beneficial interests in the individual Investment Trusts owned by the plans are 97.4% on a combined basis at December 31, 2009.

The following table summarizes the U.S. plans’ interest in certain net assets of the Investment Trusts (dollars in millions):

Successor
December 31, 2009
U.S. pension plans’ funded beneficial interest	$53,043
OPEB 401(h) plans’ funded beneficial interest	3
Interests held in trusts by plans of other employers	1,403

Total fair value of underlying assets of Investment Trusts	54,449
Assets of Investment Trusts not subject to leveling:
Cash	(3,022)
Net non-security assets	(323)

Total net assets of the Investment Trusts subject to leveling	$51,104

The following table summarizes the fair value of the individual investments held by the investment accounts owned by the Investment Trusts (dollars in millions):

	Successor
	Fair Value Measurements of Investment Trust Underlying Assets at December 31, 2009(a)
	Level 1	Level 2	Level 3	Total
Cash equivalents and other short-term investments	$—	$5,003	$—	$5,003
Common and preferred stock	2,512	169	51	2,732
Government and agency debt securities (b)	—	2,866	1,552	4,418
Corporate debt securities (c)	—	4,984	1,761	6,745
Agency mortgage and asset-backed securities	—	380	6	386
Non-agency mortgage and asset-backed securities	—	861	1,525	2,386
Investment funds (d)	999	3,463	13,916	18,378
Private equity and debt investments	—	1	7,210	7,211
Real estate assets (e)	292	—	5,209	5,501
Derivatives (f)	57	(1,825)	112	(1,656)

Total underlying assets	$3,860	$15,902	$31,342	$51,104

(a)	Underlying assets are reported at the overall trust level, which includes our plan assets as well as plan assets of non-affiliated plan sponsors.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Includes U.S. and sovereign government and agency issues; excludes mortgage and asset-backed securities.

(c)	Includes bank debt obligations.

(d)	Includes common, collective, pooled and hedge funds.

(e)	Includes public and private real estate investment trusts.

(f)	Includes net futures, forwards, options, swaps, rights, and warrants.

The following tables summarize the activity of the underlying assets of the Investment Trusts classified in Level 3 of the valuation hierarchy (dollars in millions):

	Successor
	Level 3 Investment Trust Underlying Asset Activity
	Balance at July 10, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Balance at December 31, 2009
Common and preferred stock	$13	$11	$(6)	$37	$(4)	$51
Government and agency debt securities	29	140	28	66	1,289	1,552
Corporate debt securities	749	173	(6)	612	233	1,761
Agency mortgage and asset-backed securities	3	5	(3)	3	(2)	6
Non-agency mortgage and asset-backed securities	544	455	(162)	393	295	1,525
Investment funds	10,874	1,379	(218)	1,379	502	13,916
Private equity and debt investments	6,618	264	205	123	—	7,210
Real estate assets	5,701	(1,086)	364	230	—	5,209
Derivatives	(314)	(8)	(22)	66	390	112

Total Investment Trust Level 3	$24,217	$1,333	$180	$2,909	$2,703	$31,342

	Predecessor
	Level 3 Investment Trust Underlying Asset Activity
	Balance at January 1, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Balance at July 9, 2009
Common and preferred stock	$10	$(1)	$3	$1	$—	$13
Government and agency debt securities	9	3	—	17	—	29
Corporate debt securities	604	172	(47)	15	5	749
Agency mortgage and asset-backed securities	5	—	—	(1)	(1)	3
Non-agency mortgage and asset-backed securities	717	(147)	(16)	9	(19)	544
Investment funds	12,753	1,899	(1,193)	(2,585)	—	10,874
Private equity and debt investments	7,564	(1,049)	(64)	167	—	6,618
Real estate assets	7,899	(2,440)	(10)	252	—	5,701
Derivatives	1,420	(1,469)	(229)	(36)	—	(314)

Total Investment Trust Level 3	$30,981	$(3,032)	$(1,556)	$(2,161)	$(15)	$24,217

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OPEB Plan Assets and Fair Value Measurements

The existing OPEB plan assets were no longer recognized as plan assets due to the UAW hourly retiree medical plan settlement. The following table summarizes the fair value of OPEB plan assets by asset category (dollars in millions):

	Successor
	Fair Value Measurements of OPEB Plan Assets at December 31, 2009
	Level 1	Level 2	Level 3	Total U.S. Plan Assets
Direct investments:
Cash equivalents and other short-term investments	$—	$28	$—	$28
Investment Funds	—	37	—	37
Other	—	—	2	2

Total assets	$—	$65	$2	67

Employee-owned assets				(10)

Net non-security liabilities				(26)

Total OPEB net assets				$31

The following tables summarize the activity for the OPEB plan assets classified in Level 3 of the valuation hierarchy (dollars in millions):

	Successor
	Level 3 OPEB Plan Asset Activity
	Balance at July 10, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Balance at December 31, 2009
Common and preferred stock	$3	$3	$(2)	$(4)	$—	$—
Government and agency debt securities	1	21	4	(248)	222	—
Corporate debt securities	122	51	3	(344)	168	—
Non-agency mortgage and asset-backed securities	18	(29)	(1)	(2)	14	—
Investment funds	2,188	154	(17)	(2,315)	(10)	—
Private equity and debt investments	243	36	—	(279)	—	—
Real estate assets	356	(78)	—	(136)	(142)	—
Other	2	—	—	—	—	2

Total OPEB Level 3	$2,933	$158	$(13)	$(3,328)	$252	$2

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	Level 3 OPEB Plan Asset Activity
	Balance at January 1, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Balance at July 9, 2009
Common and preferred stock	$—	$(5)	$—	$8	$—	$3
Government and agency debt securities	—	—	—	—	1	1
Corporate debt securities	89	26	(5)	12	—	122
Non-agency mortgage and asset-backed securities	24	—	(1)	(5)	—	18
Investment funds	2,403	333	(104)	(272)	(172)	2,188
Private equity and debt investments	245	17	(16)	(3)	—	243
Real estate assets	415	(71)	1	11	—	356
Other	2	—	—	—	—	2

Total OPEB Level 3	$3,178	$300	$(125)	$(249)	$(171)	$2,933

Significant Concentrations of Risk

The pension plan Investment Trusts include investments in privately negotiated equity and debt securities and derivative instruments which may be illiquid. The asset managers may be unable to quickly liquidate some of these investments at an amount close or equal to fair value in order to meet a plan’s liquidity requirements or to respond to specific events such as deterioration in the creditworthiness of any particular issuer or counterparty.

A portion of the assets underlying the Investment Trusts include non-readily liquid assets, which generally have long-term durations that complement the long-term nature of pension obligations, are not used to fund benefit payments when currently due. Plan management monitors liquidity risk on an ongoing basis and has procedures in place that are designed to maintain flexibility in addressing plan-specific, broader industry, and market liquidity events.

The pension plan Investment Trusts may invest in financial instruments and enter into transactions denominated in currencies other than the plans’ functional currencies. Consequently, the plans might be exposed to risks that the foreign currency exchange rates might change in a manner that has an adverse effect on the value of that portion of the plans’ assets or liabilities denominated in currencies other than the functional currency. The plans use forward currency contracts to manage foreign currency risk.

The pension plan Investment Trusts may invest in fixed income securities for which any change in the relevant interest rates for particular securities might result in an investment manager being unable to secure similar returns on the expiration of contracts or the sale of securities. In addition, changes to prevailing interest rates or changes in expectations of future interest rates might result in an increase or decrease in the fair value of the securities held. In general, as interest rates rise, the fair value of fixed income securities declines, and vice-versa. The plan Investment Trusts use interest rate swaps and other financial derivative instruments to manage interest rate risk.

A counterparty to a financial instrument may fail or default on a commitment that it has entered into with the plan Investment Trusts. Counterparty risk is primarily related to over-the-counter derivative instruments used to manage exposures related to interest rates on long-term debt securities and foreign currency exchange rate fluctuations. The plan Investment Trusts enter into agreements with counterparties that allow the set-off of certain exposures to the risk that the issuer or guarantor of a debt security will be unable to meet principal and interest payments on its obligations and also to the price risk related to factors such as interest rate sensitivity, market perception of the creditworthiness of the issuer, and general market liquidity. The plan Investment Trusts may invest in debt securities that are investment grade, non-investment grade, or unrated. High yield debt securities have historically experienced greater default rates than investment grade securities. The plan Investment Trusts have credit policies and processes to manage exposure to credit risk on an ongoing basis and manage concentrations of counterparty risk by seeking to undertake transactions with large well-capitalized counterparties and by monitoring the creditworthiness of these counterparties.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Funding Policy and Contributions

The funding policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable law and regulations or to directly pay benefit payments where appropriate. At December 31, 2009, all legal funding requirements had been met.

The following table summarizes pension contributions to the defined benefit pension plans or direct payments (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
U.S. hourly and salaried	$—	$—	$—	$—
Other U.S.	31	57	90	89
Non-U.S.	4,287	529	977	848

Total contributions	$4,318	$586	$1,067	$937

In the year ending 2010 we do not have any U.S. contributions due to our qualified plans. The next pension funding valuation date based on the requirements of the Pension Protection Act (PPA) of 2006 would be October 1, 2010. At that time, based on the PPA, we have the option to select a discount rate for the valuation based on either the Full Yield Curve method or the 3-Segment method, both of which are considered to be acceptable methods. A hypothetical funding valuation at December 31, 2009 using the Full Yield Curve discount rate at that time and for all future funding valuations projects contributions of $2.5 billion, $4.6 billion and $4.8 billion in 2013, 2014 and 2015 and additional contributions may be required thereafter. Alternatively, if the 3-Segment discount rate were used for the hypothetical valuation, no pension funding contributions until a contribution of $3.3 billion in 2015 are required, and additional contributions may be required thereafter. In both cases, we have assumed that the pension plans earn the expected return of 8.5% in the future. In addition to the discount rate and rate of return on assets, the pension contributions could be affected by various other factors including the effect of any legislative changes. We are currently considering making a discretionary contribution to our U.S. hourly defined benefit pension plan to offset the effect of the increase to the PBO resulting from the Delphi Benefit Guarantee Agreements being triggered and to reduce the projected future cash funding requirements. We are currently evaluating the amount, timing and form of assets that may be contributed. We expect to contribute or pay benefits of $95 million to our other U.S. defined benefit pension plans and $355 million to our non-U.S. pension plans in the year ended 2010.

In July 2009 $862 million was deposited into an escrow account pursuant to an agreement between Old GM, EDC and an escrow agent. In July 2009 we subscribed for additional common shares in GMCL and paid the subscription price in cash. As required under certain agreements between GMCL, EDC, and an escrow agent, $3.6 billion of the subscription price was deposited into an escrow account to fund certain of GMCL’s pension plans and HCT obligations pending completion of certain preconditions. In September 2009 GMCL contributed $3.0 billion to the Canadian hourly defined benefit pension plan and $651 million to the Canadian salaried defined benefit pension plan, of which $2.7 billion was funded from the escrow account. In accordance with the terms of the escrow agreement, $903 million was released from the escrow account to us in September 2009. At December 31, 2009 $955 million remained in the escrow account.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes net contributions to the U.S. OPEB plans (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Employer (a)(b)	$1,528	$1,947	$(1,356)	$(1,929)
Plan participants’ contributions.	172	169	401	354

Total contributions	$1,700	$2,116	$(955)	$(1,575)

(a)	Withdrawals were from plan assets of non-UAW hourly and salaried VEBAs in the years ended 2008 and 2007.

(b)	Both the U.S. non-UAW hourly and salaried VEBAs were effectively liquidated by December 31, 2008.

Benefit Payments

The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service, as appropriate, but does not reflect the effect of the 2009 CAW Agreement which provides for our independent HCT (dollars in millions):

	Years Ended December 31,
	Pension Benefits(a)		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans(b)	Non-U.S. Plans
2010	$9,321	$1,414	$489	$177
2011	$8,976	$1,419	$451	$185
2012	$8,533	$1,440	$427	$193
2013	$8,247	$1,461	$407	$201
2014	$8,013	$1,486	$390	$210
2015-2019	$37,049	$7,674	$1,801	$1,169

(a)	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our cash and cash equivalents.

(b)	Benefit payments presented in this table reflect the effect of the implementation of the 2009 Revised UAW Settlement Agreement which releases us from UAW retiree healthcare claims incurred after December 31, 2009.

Note 20. Derivative Financial Instruments and Risk Management

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Counterparty Credit Risk

Derivative financial instruments contain an element of credit risk attributable to the counterparties’ ability to meet the terms of the agreements. The maximum amount of loss due to credit risk that we would incur if the counterparties to the derivative instruments failed completely to perform according to the terms of the contract was $159 million at December 31, 2009. Agreements are entered into with counterparties that allow the set-off of certain exposures in order to manage the risk. The total net derivative asset position for all counterparties with which we were in a net asset position at December 31, 2009 was $125 million.

Counterparty credit risk is managed and monitored by our Risk Management Committee, which establishes exposure limits by counterparty. At December 31, 2009 substantially all counterparty exposures were with counterparties that were rated A or higher.

Credit Risk Related Contingent Features

Agreements with counterparties to derivative instruments do not contain covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that certain standards are violated or when a derivative instrument is in a liability position. No collateral was posted related to derivative instruments at December 31, 2009. We are currently in negotiations with counterparties to amend or enter into new derivative agreements that will likely require us to provide cash collateral for any net liability positions that we would have with these counterparties.

Derivatives and Hedge Accounting

Our derivative instruments consist of nondesignated derivative contracts or economic hedges. At December 31, 2009 and 2008 no outstanding derivative contracts were designated in hedging relationships. In the period July 10, 2009 through December 31, 2009 we accounted for changes in the fair value of all outstanding contracts by recording the gains and losses in earnings.

Cash Flow Hedges

We are and Old GM was exposed to certain foreign currency exchange risks associated with buying and selling automotive parts and vehicles and foreign currency exposure to long-term debt. We partially manage these risks through the use of derivative instruments that we acquired from Old GM. At December 31, 2009 we did not have any financial instruments designated as cash flow hedges for accounting purposes.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 1, 2008 Old GM ceased hedge accounting treatment for derivatives that were previously designated as qualifying cash flow hedges. Subsequent to this date Old GM recorded gains and losses arising from changes in the fair value of the derivative instruments in earnings, resulting in a net gain of $157 million in the three months ended December 31, 2008. This gain was recorded in Sales and Cost of sales in the amounts of $127 million and $30 million.

The following table summarizes amounts reclassified from Accumulated other comprehensive income (loss) into earnings for the effective portion of a hedging relationship (dollars in millions):

	Predecessor
	Gain (Loss) Reclassified
	Year Ended December 31, 2008	Year Ended December 31, 2007
From accumulated other comprehensive income (loss) to sales	$198	$225
From accumulated other comprehensive income (loss) to cost of sales	$205	$51

To the extent that prior hedging relationships were not effective, the ineffective portion of the change in fair value of the derivative instrument was recorded immediately in earnings. Hedge ineffectiveness related to instruments designated as cash flow hedges was insignificant in the years ended 2008 and 2007.

The following table summarizes total activity in Accumulated other comprehensive income (loss) associated with cash flow hedges, primarily related to the reclassification of previously deferred cash flow hedge gains and losses from Accumulated other comprehensive income (loss) into earnings (dollars in millions):

	Location of Gain (Loss) Reclassified into Earnings	Predecessor
		Gain (Loss) Reclassified
Derivatives in Original Cash Flow Hedging Relationship		January 1, 2009 Through July 9, 2009
Foreign currency exchange contracts	Sales	$(351)
Foreign currency exchange contracts	Cost of sales	19
Foreign currency exchange contracts	Reorganization gains, net	247

Total activity in accumulated other comprehensive income (loss)		$(85)

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes gains and (losses) that were reclassified from Accumulated other comprehensive income (loss) for cash flow hedges associated with previously forecasted transactions that subsequently became probable not to occur (dollars in millions):

Predecessor
Gain (Loss) Reclassified
January 1, 2009 Through July 9, 2009
Sales	$(182)
Reorganization gains, net	247

Total gains (losses) reclassified from accumulated other comprehensive income (loss)	$65

Fair Value Hedges

We are and Old GM was subject to market risk from exposures to changes in interest rates that affect the fair value of long-term, fixed rate debt. At December 31, 2009 we did not have any financial instruments designated as fair value hedges to manage this risk.

Old GM previously used interest rate swaps designated as fair value hedges to manage certain of its exposures associated with these borrowings. Old GM hedged its exposures to the maturity date of the underlying interest rate exposure.

Gains and losses on derivatives designated and qualifying as fair value hedges, as well as the offsetting gains and losses on the debt attributable to the hedged interest rate risk, were recorded in Interest expense to the extent the hedge was effective. The gains and losses related to the hedged interest rate risk were recorded as an adjustment to the carrying amount of the debt. Previously recorded adjustments to the carrying amount of the debt were amortized to Interest expense over the remaining debt term. In the period January 1, 2009 through July 9, 2009 Old GM amortized previously deferred fair value hedge gains and losses of $3 million to Interest expense. Old GM recorded no hedging ineffectiveness in the years ended 2008 and 2007.

On October 1, 2008 Old GM ceased hedge accounting treatment for derivatives that were previously designated as qualifying fair value hedges. Subsequent to this date Old GM recorded gains and losses arising from changes in the fair value of the derivative instruments in earnings, resulting in a net gain of $279 million recorded in Interest expense in the three months ended December 31, 2008.

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

Net Investment Hedges

We are and Old GM was subject to foreign currency exposure related to net investments in certain foreign operations. At December 31, 2009 we did not have any hedges of a net investment in a foreign operation.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains and (losses) related to net investment hedges recorded as a Foreign currency translation adjustment in Accumulated other comprehensive income (loss) (dollars in millions):

	Predecessor
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Effective portion of net investment hedge gains (losses)	$5	$106	$(224)

Derivatives Not Designated for Hedge Accounting

Derivatives not designated in a hedging relationship, such as forward contracts, swaps, and options, are used to economically hedge certain risk exposures. Unrealized and realized gains and losses related to these nondesignated derivative hedges are recorded in earnings.

In connection with our application of fresh-start reporting, we elected a new policy with respect to the classification of nondesignated derivative gains and losses in earnings. Effective July 10, 2009 gains and losses related to all nondesignated derivatives, regardless of type of exposure, are recorded to Interest income and other non-operating income, net. Refer to Notes 2 and 4 for additional information on fresh-start reporting and our derivative accounting policies.

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

The following table summarizes gains and (losses) recorded for nondesignated derivatives originally entered into to hedge exposures that subsequently became probable not to occur (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Interest income and other non-operating income, net	$1	$91

Commodity Derivatives

Certain raw materials, parts with significant commodity content, and energy comprising various commodities are purchased for use in production. At December 31, 2009 our exposure to commodity prices was partially managed through the use of nondesignated commodity options. At December 31, 2009 we had not entered into any commodity forward contracts.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the notional amounts of our nondesignated commodity derivative contracts (units in thousands):

	Successor
	December 31, 2009
Commodity	Contract Notional	Units
Aluminum and aluminum alloy	39	Metric tons
Copper	4	Metric tons
Lead	7	Metric tons
Heating oil	10,797	Gallons
Natural gas	1,355	MMBTU
Natural gas	150	Gigajoules

Old GM previously hedged commodity price risk by entering into derivative instruments such as forward and option contracts. Gains and losses related to commodity derivatives were recorded in Cost of sales.

Interest Rate Swap Derivatives

At December 31, 2009 we did not have any interest rate swap derivatives.

Old GM previously used interest rate swap derivatives to economically hedge exposure to changes in the fair value of fixed rate debt. Gains and losses related to the changes in the fair value of these nondesignated derivatives were recorded in Interest expense.

Foreign Currency Exchange Derivatives

Foreign currency exchange derivatives are used to economically hedge exposure to foreign currency exchange risks associated with: (1) forecasted foreign currency denominated purchases and sales of parts and vehicles; and (2) variability in cash flows related to interest and principal payments on foreign currency denominated debt. At December 31, 2009 we partially managed foreign currency exchange risk through the use of foreign currency options and forward contracts we acquired from Old GM in connection with the 363 Sale.

The following table summarizes the total notional amounts of our nondesignated foreign currency exchange derivatives (dollars in millions):

Successor
December 31, 2009
Nondesignated foreign currency exchange derivatives	$6,333

Old GM recorded gains and losses related to these foreign currency exchange derivatives in: (1) Sales for derivatives that economically hedged sales of parts and vehicles; (2) Cost of sales for derivatives that economically hedged purchases of parts and vehicles; and (3) Cost of sales for derivatives that economically hedged foreign currency risk related to foreign currency denominated debt.

Other Derivatives

In September 2009 in connection with an agreement with American Axle, we received warrants to purchase 4 million shares of American Axle common stock exercisable at $2.76 per share. The fair value of the warrants on the date of receipt was recorded as a Non-current asset. Gains and losses related to these warrants were recorded in Interest income and other non-operating income, net. At December 31, 2009 the fair value of these warrants was $25 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Nondesignated Derivatives

The following table summarizes the fair value of our nondesignated derivative instruments (dollars in millions):

	Successor
Nondesignated Derivative Instruments	December 31, 2009
	Asset Derivatives(a)(c)	Liability Derivatives(b)(d)
Current Portion
Foreign currency exchange derivatives	$104	$568
Commodity derivatives	11	—

Total current portion	$115	$568

Non-Current Portion
Foreign currency exchange derivatives	$19	$146
Other derivatives	25	—

Total non-current portion	$44	$146

(a)	Current portion recorded in Other current assets and deferred income taxes.

(b)	Current portion recorded in Accrued expenses.

(c)	Non-current portion recorded in Other assets.

(d)	Non-current portion recorded in Other liabilities and deferred income taxes.

Gains and (Losses) on Nondesignated Derivatives

The following table summarizes gains and (losses) recorded in earnings on nondesignated derivatives (dollars in millions):

		Successor	Predecessor
Derivatives Not Designated as Hedging Instruments	Statement of Operations Line	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Foreign currency exchange derivatives	Sales	$—	$(688)
Foreign currency exchange derivatives	Cost of sales	—	(211)
Foreign currency exchange derivatives	Interest income and other non-operating income, net	279	91
Interest rate swap derivatives	Interest expense	(1)	(38)
Commodity derivative contracts	Cost of sales	—	(332)
Other derivatives	Interest income and other non-operating income, net	—	164

Total gains (losses) recorded in earnings		$278	$(1,014)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Not Meeting a Scope Exception from Fair Value Accounting

We enter into purchase contracts to hedge physical exposure to the availability of certain commodities used in the production of vehicles. At December 31, 2009 we did not have any purchase contracts accounted for as derivatives.

Old GM previously entered into purchase contracts that were accounted for as derivatives with changes in fair value recorded in Cost of sales, as these contracts did not qualify for the normal purchases and normal sales scope exception in ASC 815-10, “Derivatives and Hedging.” Certain of these contracts were terminated in the period January 1, 2009 through July 9, 2009. MLC retained the remainder of these purchase contracts in connection with the 363 Sale.

Net Change in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the net change in Accumulated other comprehensive income (loss) related to cash flow hedging activities (dollars in millions):

	Predecessor
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Beginning net unrealized gain (loss) on derivatives	$(490)	$321	$359
Change in fair value	—	(1,054)	140
Reclassification to earnings	99	243	(178)

Ending net unrealized gain (loss) on derivatives	$(391)	$(490)	$321

In connection with our application of fresh-start reporting, previously deferred cash flow hedge gains and losses in Accumulated other comprehensive income (loss) were adjusted to $0 at July 10, 2009.

Note 21. Commitments and Contingencies

The following tables summarize information related to commitments and contingencies (dollars in millions):

	Successor December 31, 2009		Predecessor December 31, 2008
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees
Operating lease residual values (b)	$—	$79	$—	$118
Supplier commitments and other related obligations	$3	$43	$5	$23
GMAC commercial loans (c)(d)	$2	$167	$19	$539
Product warranty and recall claims	$54	$553	$—	$—

(a)	Calculated as future undiscounted payments.

(b)	Excludes residual support and risk sharing programs related to GMAC.

(c)	At December 31, 2009 includes $127 million related to a guarantee provided to GMAC in Brazil in connection with dealer floor plan financing. This guarantee is collateralized by an interest in certificates of deposit of $127 million purchased from GMAC to which we have title and which were recorded in Restricted cash. The purchase of the certificates of deposit was funded in part by contributions from dealers for which we have recorded a corresponding deposit liability of $104 million, which was recorded in Other liabilities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	At December 31, 2008 included $481 million related to a guarantee provided to GMAC in Brazil in connection with dealer floor plan financing. This guarantee was secured by an interest in certificates of deposit of $481 million purchased from GMAC to which Old GM had title and which were recorded in Restricted cash. The purchase of the certificates of deposit was funded in part by contributions from dealers for which Old GM recorded a corresponding deposit liability of $358 million, which was recorded in Other liabilities.

	Successor December 31, 2009	Predecessor December 31, 2008
	Liability Recorded	Liability Recorded
Credit card programs
Rebates available (a)	$3,140	$3,421
Redemption liability (b)	$140	$145
Deferred revenue (c)	$464	$500
Environmental liability (d)	$190	$297
Product liability (e)	$319	$921
Asbestos-related liability	$—	$648
Other litigation-related liability (f)	$1,192	$831

(a)	Rebates available include amounts available to qualified cardholders, net of deferred program income.

(b)	Redemption liabilities are recorded in Accrued expenses.

(c)	Deferred revenue is recorded in Other liabilities and deferred income taxes. At December 31, 2009 deferred revenue includes an unfavorable contract liability recorded in applying fresh-start reporting at July 10, 2009.

(d)	Includes $28 million and $97 million recorded in Accrued expenses at December 31, 2009 and December 31, 2008, and the remainder was recorded in Other liabilities.

(e)	At December 31, 2008 Old GM included legal fees of $154 million expected to be incurred in connection with product liability loss contingencies. In connection with our application of fresh-start reporting, we adopted a policy to expense legal fees as incurred related to product liability contingencies.

(f)	Consists primarily of tax related litigation not recorded pursuant to ASC 740-10 as well as various non-U.S. labor related matters.

Guarantees

In connection with the 363 Sale, we assumed liabilities for certain agreements and guarantees.

We have provided guarantees related to the residual value of certain operating leases. These guarantees terminate in years ranging from 2011 to 2035. Certain leases contain renewal options.

We have agreements with third parties that guarantee the fulfilment of certain suppliers’ commitments and other related obligations. These guarantees expire in years ranging from 2010 to 2014, or upon the occurrence of specific events, such as a company’s cessation of business.

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered.

We provide payment guarantees on commercial loans made by GMAC to certain third parties, such as dealers or rental car companies. The guarantees either expire in years ranging from 2010 to 2029 or are ongoing. We determined the value ascribed to the guarantees to be insignificant based on the credit worthiness of the third parties. Refer to Note 30 for additional information on guarantees that we provide to GMAC.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

With respect to product warranty and recall claims involving products manufactured by certain joint ventures, it is believed that expenses will be adequately covered by recorded accruals. At December 31, 2009 our maximum potential liability which we ultimately may be responsible for was $553 million.

Credit Card Programs

Credit card programs offer rebates that can be applied primarily against the purchase or lease of our vehicles.

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Accordingly, it is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our or Old GM’s financial condition and results of operations. At December 31, 2009 we estimate the remediation losses could range from $130 million to $320 million.

Product Liability

With respect to product liability claims involving our and Old GM’s products, we believe that any judgment for actual damages will be adequately covered by recorded accruals and, where applicable, excess insurance coverage. Although punitive damages are

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which it is believed that losses are probable and can be reasonably estimated, the majority of which are associated with tax-related matters not recorded pursuant to ASC 740-10 as well as various non U.S. labor-related matters. Tax related matters not recorded pursuant to ASC 740-10 are items being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance, and other compensation matters. Some of the matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2009. It is believed that appropriate accruals have been established for such matters in accordance with ASC 450, “Contingencies,” based on information currently available. Reserves for litigation losses are recorded in Accrued expenses and Other liabilities and deferred income taxes. These accrued reserves represent the best estimate of amounts believed to be our and Old GM’s liability in a range of expected losses. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our or Old GM’s financial condition, results of operations and cash flows in any particular reporting period.

In July 2008 Old GM reached a tentative settlement of the General Motors Securities Litigation suit and recorded an additional charge of $277 million, of which $139 million was paid in the year ended 2008. Also in the year ended 2008, Old GM recorded $215 million as a reduction to Selling, general and administrative expense associated with insurance-related indemnification proceeds for previously recorded litigation related costs, including the cost incurred to settle the General Motors Securities Litigation suit.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations

Conditional asset retirement obligations relate to legal obligations associated with retirement of tangible long-lived assets that result from acquisition, construction, development, or normal operation of a long-lived asset. An analysis is performed of such obligations associated with all real property owned or leased, including facilities, warehouses, and offices. Estimates of conditional asset retirement obligations relate, in the case of owned properties, to costs estimated to be necessary for the legally required removal or remediation of various regulated materials, primarily asbestos. Asbestos abatement was estimated using site-specific surveys where available and a per square foot estimate where surveys were unavailable. For leased properties, such obligations relate to the estimated cost of contractually required property restoration.

Recording conditional asset retirement obligations results in increased fixed asset balances with a corresponding increase to liabilities. Asset balances of $97 million and $132 million at December 31, 2009 and 2008 are recorded in buildings and land improvements, a component of Property, net, while the related liabilities are included in Other liabilities. The following table summarizes the activity related to asset retirement obligations (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Beginning balance	$97	$237	$222
Accretion expense	4	12	19
Liabilities incurred	21	5	2
Liabilities settled or disposed	(9)	(2)	(24)
Effect of foreign currency translation	3	5	(17)
Revisions to estimates	(14)	1	35
Reclassified to liabilities subject to compromise (a)	—	(121)	—

Ending balance	102	137	237
Effect of application of fresh-start reporting	—	(40)	—

Ending balance including effect of application of fresh-start reporting	$102	$97	$237

(a)	Represents the asset retirement obligations associated with assets MLC retained.

Noncancelable Operating Leases

The following table summarizes our minimum commitments under noncancelable operating leases having remaining terms in excess of one year, primarily for property (dollars in millions):

	2010	2011	2012	2013	2014	2015 and after
Minimum commitments (a)(b)	$552	$414	$309	$261	$226	$960
Sublease income	(85)	(80)	(74)	(70)	(66)	(634)

Net minimum commitments	$467	$334	$235	$191	$160	$326

(a)	Certain of the leases contain escalation clauses and renewal or purchase options.

(b)	In March 2010 we renegotiated certain leases which will increase our 2010 minimum payments by $12 million and decrease our 2011 and after minimum payments by $195 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Rental expense under operating leases	$255	$369	$934	$812

Delphi Corporation

Benefit Guarantee

In 1999, Old GM spun-off Delphi Automotive Systems Corporation, which became Delphi. Prior to the consummation of the DMDA, Delphi was our and Old GM’s largest supplier of automotive systems, components and parts, and we and Old GM were Delphi’s largest customer. From 2005 to 2008 Old GM’s annual purchases from Delphi ranged from approximately $6.5 billion to approximately $10.2 billion. At the time of the spin-off, employees of Delphi Automotive Systems Corporation became employees of Delphi. As part of the separation agreements, Delphi assumed the pension and other postretirement benefit obligations for the transferred U.S. hourly employees who retired after October 1, 2000 and Old GM retained pension and other postretirement obligations for U.S. hourly employees who retired on or before October 1, 2000. Additionally at the time of the spin-off, Old GM entered into the Delphi Benefit Guarantee Agreements with the UAW, the IUE-CWA and the USW providing contingent benefit guarantees whereby, under certain conditions, Old GM would make payments for certain pension and OPEB benefits to certain former U.S. hourly employees that became employees of Delphi. The Delphi Benefit Guarantee Agreements provided, in general, that in the event that Delphi or its successor companies ceased doing business, terminated its pension plan or ceased to provide credited service or OPEB benefits at certain levels due to financial distress, Old GM could be liable to provide the corresponding benefits at the required level. With respect to pension benefits, the guarantee arises only to the extent the pension benefits Delphi and the PBGC provided fall short of the guaranteed amount.

In October 2005 Old GM received notice from Delphi that it was more likely than not that Old GM would become obligated to provide benefits pursuant to the Delphi Benefit Guarantee Agreements, in connection with Delphi’s commencement in October 2005 of Chapter 11 proceedings under the Bankruptcy Code. In June 2007 Old GM entered into a memorandum of understanding with Delphi and the UAW (Delphi UAW MOU) that included terms relating to the consensual triggering, under certain circumstances, of the Delphi Benefit Guarantee Agreements as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU, Old GM also agreed to pay for certain healthcare costs of Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to Old GM’s retirees and their beneficiaries under the Mitigation Plan, if Delphi terminated OPEB benefits. In August 2007 Old GM also entered into memoranda of understanding with Delphi and the IUE-CWA and with Delphi and the USW containing terms consistent with the comprehensive Delphi UAW MOU.

Delphi-GM Settlement Agreements

In September 2007 and as amended at various times through September 2008, Old GM and Delphi entered into the Delphi-GM Settlement Agreements consisting of the Global Settlement Agreement (GSA), the Master Restructuring Agreement (MRA) and the Implementation Agreements with the UAW, IUE-CWA and the USW (Implementation Agreements). The GSA was intended to resolve outstanding issues between Delphi and Old GM that arose before Delphi’s emergence from its Chapter 11 proceedings. The MRA was intended to govern certain aspects of Old GM’s ongoing commercial relationship with Delphi. The Implementation Agreements addressed a limited transfer of pension assets and liabilities, and the triggering of the benefit guarantees on the basis set forth in term sheets to the Implementation Agreements. In September 2008 the Bankruptcy Court entered an order in Delphi’s Chapter 11 proceedings approving the Amended Delphi-GM Settlement Agreements which then became effective.

The more significant items contained in the Amended Delphi-GM Settlement Agreements included Old GM’s commitment to:

•

Reimburse Delphi for its costs to provide OPEB to certain of Delphi’s hourly retirees from December 31, 2006 through the date that Delphi ceases to provide such benefits and assume responsibility for OPEB going forward;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Reimburse Delphi for the normal cost of credited service in Delphi’s pension plan between January 1, 2007 and the date its pension plans are frozen;

•	First hourly pension transfer — Transfer net liabilities of $2.1 billion from the Delphi HRP to Old GM’s U.S. hourly pension plan in September 2008;

•	Second hourly pension transfer — Transfer the remaining Delphi HRP net liabilities upon Delphi’s substantial consummation of its plan of reorganization (POR) subject to certain conditions being met;

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

•

Reimburse Delphi, beginning in January 2009, for actual cash payments related to workers compensation, disability, supplemental unemployment benefits and severance obligations for all current and former UAW-represented hourly active and inactive employees; and

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

As a result of the September 2008 implementation of the Delphi-GM Settlement Agreements Old GM paid $1.0 billion and $1.4 billion to Delphi in the period January 1, 2009 through July 9, 2009 and the year ended 2008 in settlement of amounts accrued to date against Old GM commitments. We paid $288 million in 2009 prior to the consummation of the DMDA in settlement of amounts accrued to date against our commitments.

Upon consummation of the DMDA, the MRA was terminated with limited exceptions, and we and Delphi waived all claims against each other under the GSA.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IUE-CWA and USW Settlement Agreement

As more fully discussed in Note 19, in September 2009 we entered into a settlement agreement with MLC, the IUE-CWA and the USW that resolved the Delphi Benefit Guarantee Agreements with these unions. The settlement agreement provides for a measure of retiree health care and life insurance to be provided to certain retirees represented by these unions. The agreement also provides certain IUE-CWA and USW retirees from Delphi a pension “top up” equal to the difference between the amount of PBGC pension payments and the amount of pension benefits that otherwise would have been paid by the Delphi HRP according to its terms had it not been terminated. Further, the settlement agreement provided certain current employees of Delphi or Delphi divested units up to seven years credited service in Old GM’s U.S. hourly defined benefit pension plan, commencing November 30, 2008, the date that Delphi froze the Delphi HRP. The agreement was approved by the Bankruptcy Court in November 2009.

Advance Agreements

In the years ended 2008 and 2009 Old GM entered into various agreements and amendments to such agreements to advance a maximum of $950 million to Delphi, subject to Delphi’s continued satisfaction of certain conditions and milestones. Through the consummation of the DMDA, we entered into further amendments to the agreements, primarily to extend the deadline for Delphi to satisfy certain milestones, which if not met, would have prevented Delphi from continued access to the credit facility. At October 6, 2009 $550 million had been advanced under the credit facility. Upon consummation of the DMDA, we waived our rights to the advanced amounts that became consideration to Delphi and other parties under the DMDA. Refer to Note 5 for additional information on the consummation of the DMDA.

Payment Terms Acceleration Agreement

In October 2008 subject to Delphi obtaining an extension or other accommodation of its DIP financing through June 30, 2009, Old GM agreed to temporarily accelerate payment of North American payables to Delphi in the three months ended June 30, 2009. In January 2009 Old GM agreed to immediately accelerate $50 million in advances towards the temporary acceleration of North American payables. Additionally, Old GM agreed to accelerate $150 million and $100 million of North American payables to Delphi in March and April of 2009 bringing the total amount accelerated to the total agreed upon $300 million. Upon consummation of the DMDA, we waived our rights to the accelerated payments that became consideration to Delphi and other parties under the DMDA.

Delphi Master Disposition Agreement

In July 2009 we, Delphi and the PBGC negotiated an agreement to be effective upon consummation of the DMDA regarding the settlement of PBGC’s claims from the termination of the Delphi pension plans and the release of certain liens with the PBGC against Delphi’s foreign assets. In return, the PBGC received a payment of $70 million from us and was granted a 100% interest in Class C Membership Interests in New Delphi which provide for the PBGC to participate in predefined equity distributions. We maintain the obligation to provide the difference between pension benefits paid by the PBGC according to regulation and those originally guaranteed by Old GM under the Delphi Benefit Guarantee Agreements.

In October 2009 we consummated the transaction contemplated by the DMDA with Delphi, New Delphi, Old GM and other sellers and other buyers that are party to the DMDA, as more fully described in Note 5. Upon consummation of the DMDA, the MRA was terminated with limited exceptions, and we and Delphi waived all claims against each other under the GSA. Upon consummation of the DMDA we settled our commitments to Delphi accrued to date except for the obligation to provide the difference between pension benefits paid by the PBGC according to regulation and those originally guaranteed by Old GM under the Delphi Benefit Guarantee Agreements that we continue to maintain. In addition, the DMDA establishes an ongoing commercial relationship with New Delphi. We also agreed to continue all existing Delphi supply agreements and purchase orders for GMNA to the end of the related product program, and New Delphi agreed to provide us with access rights designed to allow us to operate specific sites on defined triggering events to provide us with protection of supply.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Delphi Charges

The following table summarizes charges that have been recorded with respect to the various agreements with Delphi (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Other expenses, net	$8	$184	$4,797	$1,547
Cost of sales	193	142	555	53
Reorganization gains, net	—	662	—	—

Total Delphi charges	$201	$988	$5,352	$1,600

These charges reflect the best estimate of obligations associated with the various Delphi agreements, including obligations under the Delphi Benefit Guarantee Agreements, updated to reflect the DMDA. At July 9, 2009 these charges reflect the obligation to the PBGC upon consummation of the DMDA, consisting of the estimated fair value of the PBGC Class C Membership Interests in New Delphi of $317 million and the payment of $70 million due from us. Further, at July 9, 2009 these charges reflect an estimated value of $966 million pertaining to claims we have against Delphi that were waived upon consummation of the DMDA. The estimated value of the claims represents the excess after settlement of certain pre-existing commitments to Delphi of the fair value of Nexteer, the four domestic facilities and the investment in New Delphi over the cash consideration paid under the DMDA. Refer to Note 5 for additional information on the total consideration paid under the DMDA and the allocation of such consideration to the various units of account.

The charges recorded in the year ended 2008 primarily related to estimated losses associated with the guarantee of Delphi’s hourly pension plans and the write off of any estimated recoveries from Delphi. The charges also reflected a benefit of $622 million due to a reduction in the estimated liability associated with Delphi OPEB related costs for Delphi active employees and retirees, based on the terms of the New VEBA, who were not previously participants in Old GM’s plans. The terms of the New VEBA also reduced Old GM’s OPEB obligation for Delphi employees who returned to Old GM and became participants in the UAW hourly medical plan primarily in 2006. Such benefit is included in the actuarial gain recorded in our UAW hourly medical plan. Refer to Note 19 for additional information on the Delphi benefit plans.

Note 22. Income Taxes

The following table summarizes Income (loss) from continuing operations before income taxes and equity income (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
U.S. income (loss)	$(6,647)	$105,420	$(26,742)	$(9,448)
Non-U.S. income (loss)	1,364	2,356	(2,729)	3,102

Income (loss) from continuing operations before income taxes and equity income	$(5,283)	$107,776	$(29,471)	$(6,346)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision (Benefit) for Income Taxes

The following table summarizes the provision (benefit) for income taxes (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Current income tax expense (benefit)
U.S. federal	$7	$(60)	$(31)	$(131)
Non-U.S.	421	(522)	668	295
U.S. state and local	(1)	16	(34)	21

Total current	427	(566)	603	185

Deferred income tax expense (benefit)
U.S. federal	(1,204)	110	(163)	32,058
Non-U.S.	(52)	(716)	1,175	5,064
U.S. state and local	(171)	6	151	(444)

Total deferred	(1,427)	(600)	1,163	36,678

Total income tax expense (benefit)	$(1,000)	$(1,166)	$1,766	$36,863

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns.

The following table summarizes the cash paid (received) for income taxes (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash paid (received) for income taxes	$(65)	$(1,011)	$718	$404

Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of our and Old GM’s share of basis differences in investments in foreign subsidiaries and corporate joint ventures not deemed to be permanently reinvested. Taxes have not been provided on basis differences in investments in foreign subsidiaries and corporate joint ventures which are deemed permanently reinvested, of $5.5 billion and $6.3 billion at December 31, 2009 and 2008. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes a reconciliation of the provision (benefit) for income taxes compared with the amounts at the U.S. federal statutory rate (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Tax at U.S. federal statutory income tax rate	$(1,849)	$37,721	$(10,315)	$(2,222)
State and local tax expense	(559)	(260)	(1,151)	(275)
Foreign income taxed at rates other than 35%	412	—	314	418
Taxes on unremitted earnings of subsidiaries	(151)	(12)	(235)	(135)
Change in valuation allowance (a)	1,338	6,609	13,064	38,625
Change in statutory tax rates (b)	163	1	151	885
Medicare prescription drug adjustment	—	18	(104)	(199)
Other adjustments	(26)	321	42	(234)
VEBA contribution	(328)	—	—	—
Non-taxable reorganization gain	—	(45,564)	—	—

Total income tax expense (benefit)	$(1,000)	$(1,166)	$1,766	$36,863

(a)	See analysis related to valuation allowances on certain deferred tax assets subsequently discussed.

(b)	Changes in the tax laws of two jurisdictions in 2007 had a significant effect on Old GM’s consolidated financial statements as follows:

•

In December 2007 the Canadian government enacted legislation to reduce its combined statutory corporate tax rates by 3.5% in addition to a 0.5% rate reduction enacted in June 2007. The combined 4.0% reduction will be phased in gradually over a period of five years which began in 2008. The valuation allowance subsequently discussed has been adjusted to reflect this change in statutory rates.

•

In July 2007 the German Parliament passed legislation to lower its statutory corporate tax rate. This legislation was signed into law in August 2007. This new law reduces by 9.0%, effective at January 1, 2008, the combined German business tax rate, which is comprised of the corporate tax rate, the local trade tax rate, and the solidarity levy tax rate. The effect of this change was a reduction in the carrying amount of Old GM’s German deferred tax assets of $475 million, which is included in the charge related to the valuation allowance subsequently discussed.

Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities at December 31, 2009 and 2008 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities (dollars in millions):

	Successor		Predecessor
	December 31, 2009 Deferred Tax		December 31, 2008 Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Postretirement benefits other than pensions	$4,194	$—	$11,610	$—
Pension and other employee benefit plans	8,876	406	16,171	8,648
Warranties, dealer and customer allowances, claims and discounts	3,940	75	6,682	90
Property, plants and equipment	7,709	278	7,429	3,197
Intangible assets	1,650	4,984	780	—
Tax carryforwards	18,880	—	18,080	—
Miscellaneous U.S.	5,844	1,269	8,122	288
Miscellaneous non-U.S.	3,306	1,944	3,485	773

Subtotal	54,399	8,956	72,359	12,996
Valuation allowances	(45,281)	—	(59,777)	—

Total deferred taxes	9,118	$8,956	12,582	$12,996

Net deferred tax assets (liabilities)	$162		$(414)

The following table summarizes deferred tax assets and liabilities (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Current deferred tax assets	$462	$138
Current deferred tax liabilities	(57)	(87)
Non-current deferred tax assets	564	98
Non-current deferred tax liabilities	(807)	(563)

Net deferred tax assets (liabilities)	$162	$(414)

The following table summarizes the amount and expiration dates of our operating loss and tax credit carryforwards at December 31, 2009 (dollars in millions):

	Expiration Dates	Amounts
U.S. federal and state net operating loss carryforwards	2010-2029	$9,115
Non-U.S. net operating loss and tax credit carryforwards	Indefinite	1,830
Non-U.S. net operating loss and tax credit carryforwards	2009-2029	3,027
U.S. alternative minimum tax credit	Indefinite	660
U.S. general business credits (a)	2012-2029	1,689
U.S. foreign tax credits	2011-2018	2,559

Total		$18,880

(a)	The general business credits are principally comprised of research and experimentation credits.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Allowances

The valuation allowances recognized relate to certain net deferred tax assets in U.S. and non-U.S. jurisdictions. The following table summarizes the change in the valuation allowance and related considerations (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Beginning balance	$42,666	$59,777	$42,208	$6,523
Additions (Reversals)
U.S.	2,226	(14,474)	14,146	31,072
Canada	405	(802)	759	2,435
Germany	67	(792)	140	1,927
Spain	(40)	(200)	1,109	31
Brazil	1	(442)	(135)	16
South Korea	(221)	321	724	—
Australia	7	190	340	—
U.K.	109	62	330	—
Sweden	33	(1,057)	(58)	1,232
Other	28	83	214	(1,028)

Ending balance	$45,281	$42,666	$59,777	$42,208

In July 2009, as a result of the 363 Sale and fresh-start reporting, adjustments were required to valuation allowances, which resulted in a net decrease in valuation allowances of $20.7 billion. The net decrease was primarily the result of a U.S. federal and state tax attribute reduction of $12.2 billion related to debt cancellation income, a net difference of $5.5 billion between the fresh-start reporting fair value and tax bases of assets and liabilities at entities with valuation allowances, net valuation allowances of $1.7 billion associated with assets and liabilities retained by Old GM, and a foreign tax attribute reduction of $0.9 billion and release of allowances of $0.7 billion.

Old GM Valuation Allowance Reversals

Brazil – In 2005 Old GM recorded full valuation allowances against its net deferred tax assets in Brazil. Old GM generated taxable income in Brazil in each of the years 2006 through 2008 and, accordingly, reversed a portion of these valuation allowances. Although Old GM was forecasting future taxable income for its Brazilian operation at the end of 2008, as a result of liquidity concerns at the U.S. parent company and the increasing instability of the global economic environment, Old GM concluded that it was more likely than not that it would not realize the net deferred tax assets in Brazil at December 31, 2008. The U.S. parent company liquidity concerns were resolved in connection with the Chapter 11 Proceedings and the 363 Sale, and the Brazilian operations continue to demonstrate the ability to generate taxable income. As it is now more likely than not that the net deferred tax assets in Brazil will be realized, Old GM reversed the associated valuation allowance of $465 million. This amount is included in Income tax expense (benefit) in the period January 1, 2009 through July 9, 2009.

Other jurisdictions – In the three months ended December 31, 2008 significant additional concerns arose related to the U.S. parent company’s liquidity and the increasing instability of the global economic environment. As a result, Old GM determined that it was more likely than not that it would not realize the net deferred tax assets in most remaining jurisdictions, even though these entities were not in three-year adjusted cumulative loss positions. Old GM established additional valuation allowances of $481 million against net deferred tax assets of entities in Argentina, Austria, Belgium, Brazil (separate legal entity from that previously discussed), Chile, Colombia, Ecuador, Finland, Germany (separate legal entities from that subsequently discussed), Hungary, Indonesia, Ireland, Italy, Kenya, South Korea (separate legal entity from that subsequently discussed), Netherlands, New Zealand, Norway, Peru, Philippines,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Poland, Portugal, Russia, South Africa, Switzerland, Taiwan, Turkey, Uruguay, U.S. state jurisdiction (Texas), and Venezuela. The U.S. parent company liquidity concerns were resolved in connection with the Chapter 11 Proceedings and the 363 Sale, and many of these entities continue to generate and forecast taxable income. Therefore, to the extent there was no other significant negative evidence, Old GM concluded that it is more likely than not that Old GM will realize the deferred tax assets in these jurisdictions and reversed valuation allowances of $286 million. This amount is included in Income tax expense (benefit) in the period January 1, 2009 through July 9, 2009.

Other Valuation Allowances

South Korea – In the three months ended December 31, 2008 Old GM determined that it was more likely than not that it would not realize its net deferred tax assets, in whole or in part, in South Korea and recorded full valuation allowances of $725 million against its net deferred tax assets in South Korea. Old GM was in a three-year adjusted cumulative loss position and its near-term and mid-term financial outlook for automotive market conditions was more challenging than believed in the three months ended September 30, 2008.

Australia – In the three months ended December 31, 2008 Old GM determined that it was more likely than not that it would not realize its net deferred tax assets, in whole or in part, in Australia and recorded a full valuation allowance of $284 million against Old GM’s net deferred tax assets in these tax jurisdictions. Old GM was in a three-year adjusted cumulative loss position in 2008 and anticipated being in such a position throughout the mid-term forecast period. The current economic downturn has affected Australian forecasted production volumes and caused significant actual and forecast pre-tax profit deterioration in the three months ended December 31, 2008.

United Kingdom and Spain – In the three months ended March 31, 2008 Old GM determined that it was more likely than not that it would not realize its net deferred tax assets, in whole or in part, in Spain and the United Kingdom and recorded full valuation allowances of $379 million against Old GM’s net deferred tax assets in these tax jurisdictions.

In the United Kingdom, Old GM was in a three-year adjusted cumulative loss position and its near-term and mid-term financial outlook for automotive market conditions was more challenging than believed in the three months ended December 31, 2007. Old GM’s outlook deteriorated based on its projections of the combined effects of the challenging foreign currency exchange environment and unfavorable commodity prices. Additionally, Old GM increased its estimate of the potential costs that may arise from the regulatory and tax environment relating to CO2 emissions in the European Union (EU), including legislation enacted or announced in 2008.

In Spain, although Old GM was not in a three-year adjusted cumulative loss position its near-term and mid-term financial outlook deteriorated significantly in the three months ended March 31, 2008 such that Old GM anticipated being in a three-year adjusted cumulative loss position in the near- and mid-term. In Spain, as in the United Kingdom, Old GM’s outlook deteriorated based on its projections of the combined effects of the foreign currency exchange environment and commodity prices, including its estimate of the potential costs that may arise from the regulatory and tax environment relating to CO2 emissions.

Old GM established a valuation allowance in the year ended 2007 against its Spanish deferred tax assets related to investment tax credits, which Old GM does not expect will be realizable under a more likely than not threshold.

United States, Canada and Germany – In the three months ended September 30, 2007 Old GM recorded a charge of $39.0 billion related to establishing full valuation allowances against its net deferred tax assets in the U.S., Canada and Germany. Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. Old GM utilized a rolling twelve quarters of results as a measure of its cumulative losses in recent years. Old GM then adjusted those historical results to remove certain unusual items and charges. In the U.S., Canada and Germany, Old GM’s analysis performed in the three months ended September 30, 2007 indicated that it had cumulative three year historical losses on an adjusted basis. This is considered significant negative evidence which is objective and verifiable and therefore, difficult

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to overcome. In addition, Old GM’s near-term financial outlook in the U.S., Canada and Germany deteriorated in the three months ended December 31, 2007. While Old GM’s long-term financial outlook in the U.S., Canada and Germany was positive at the time of the analysis, Old GM concluded that its ability to rely on its long-term outlook as to future taxable income was limited due to uncertainty created by the weight of the negative evidence, particularly:

•

The possibility for continued or increasing price competition in the highly competitive U.S. market. This was seen in the three months ended September 30, 2007 when a competitor introduced its new fullsize trucks and offered customer incentives to gain market share. Accordingly, Old GM increased customer incentives on its recently launched fullsize trucks, which were not previously anticipated;

•	Continued volatile oil prices and the possible effect that may have on consumer preferences related to Old GM’s most profitable products, fullsize trucks and sport utility vehicles;

•

Uncertainty over the effect on Old GM’s cost structure from more stringent U.S. fuel economy and global emissions standards which may require Old GM to sell a significant volume of alternative fuel vehicles across its portfolio;

•	Uncertainty as to the future operating results of GMAC’s mortgage business, and

•	Acceleration of tax deductions for OPEB liabilities as compared to prior expectations due to changes associated with the 2008 UAW Settlement Agreement.

Accordingly, based on these circumstances and uncertainty regarding Old GM’s future taxable income, Old GM recorded full valuation allowances against these net deferred tax assets in the three months ended September 30, 2007.

Sweden – Saab filed for bankruptcy protection under the laws of Sweden in February 2009 and was deconsolidated. Though reconsolidated in August, Saab’s assets and liabilities were classified as held for sale. As a result, Saab deferred income taxes and associated valuation allowances, included in our consolidated amounts in years prior to 2009, are not included subsequent to its February 2009 deconsolidation.

If, in the future, we generate three-year adjusted cumulative profits in tax jurisdictions where we have recorded full valuation allowances, our conclusion regarding the need for valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of such valuation allowances. If we generate taxable income in tax jurisdictions prior to overcoming negative evidence such as a three-year adjusted cumulative loss, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

Uncertain Tax Positions

At December 31, 2009 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances was $5.4 billion and $618 million. At December 31, 2008 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances was $2.8 billion and ($26) million. At December 31, 2009 and 2008 $4.0 billion and $1.2 billion of the liability for uncertain tax positions reduced deferred tax assets relating to the same tax jurisdictions. The remaining uncertain tax positions are classified as a non-current asset or liability.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes a reconciliation of the total amounts of unrecognized tax benefits (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Beginning balance	$4,096	$2,803	$2,754
Additions to tax positions recorded in the current year	1,454	1,493	208
Additions to tax positions recorded in prior years	22	594	751
Reductions to tax positions recorded in the current year	(44)	(25)	(47)
Reductions to tax positions recorded in prior years	(128)	(626)	(725)
Reductions in tax positions due to lapse of statutory limitations	—	(281)	—
Settlements	(111)	(16)	(275)
Other	121	154	137

Ending balance	$5,410	$4,096	$2,803

The following tables summarize information regarding interest and penalties (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Interest income	$—	$249	$26
Interest expense (benefit)	$30	$(31)	$13
Penalties	$—	$30	$4

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Accrued interest receivable	$10	$129
Accrued interest payable	$275	$198
Accrued penalties	$137	$90

Other Matters

Most of the tax attributes generated by Old GM and its domestic and foreign subsidiaries (net operating loss carryforwards and various income tax credits) survived the Chapter 11 Proceedings, and we expect to use the tax attributes to reduce future tax liabilities. The ability to utilize certain of the U.S. tax attributes in future tax periods could be limited by Section 382(a) of the Internal Revenue Code. In Germany, we have net operating loss carryforwards for corporate income tax and trade tax purposes. We have applied for, and expect approval of a ruling from the German tax authorities regarding the availability of those losses. If approved, we should be able to continue to carry over those losses despite the reorganizations that have taken place in Germany in 2008 and 2009. In Australia, we have net operating loss carryforwards which are now subject to meeting an annual “Same Business Test” requirement. We will have to assess the ability to utilize these carryforward losses annually.

In the U.S., Old GM federal income tax returns for 2004 through 2006 were audited by the Internal Revenue Service (IRS), and the review was concluded in February 2010. The IRS is currently auditing Old GM federal tax returns for 2007 and 2008. The IRS is also reviewing the January 1 through July 9, 2009 Old GM tax year as part of the IRS Compliance Assurance Process (CAP), a pre-file examination process. Our July 10, 2009 through December 31, 2009 tax year is also under IRS CAP review. In addition to the U.S., income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2001 to 2009 with various significant tax jurisdictions. These open years contain matters that could be

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have continuing responsibility for Old GM’s open tax years. We record, and Old GM previously recorded, a tax benefit only for those positions that meet the more likely than not standard.

In May 2009 the U.S. and Canadian governments resolved a transfer pricing matter for Old GM which covered the tax years 2001 through 2007. In the three months ended June 30, 2009 this resolution resulted in a tax benefit of $692 million and interest of $229 million. Final administrative processing of the Canadian case closing occurred in late 2009, and final administrative processing of the U.S. case closing occurred in February 2010. We do not anticipate significant adjustments will result from these final closings.

Within the next twelve months, we expect to reach agreement with the IRS on all issues affecting Old GM federal returns and our July 10, 2009 through December 31, 2009 federal return. We believe we have adequate reserves established, and any outcome will not have a material effect on our results of operations, financial position or cash flows. At December 31, 2009 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next 12 months.

Note 23. Fair Value Measurements

Fair Value Measurements on a Recurring Basis

The following tables summarize the financial instruments measured at fair value on a recurring basis (dollars in millions):

	Successor
	Fair Value Measurements on a Recurring Basis at December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
United States government and agency	$—	$580	$—	$580
Certificates of deposit	—	2,140	—	2,140
Money market funds	7,487	—	—	7,487
Commercial paper	—	969	—	969
Marketable securities
Equity	15	17	—	32
United States government and agency	—	19	—	19
Mortgage and asset-backed	—	22	—	22
Certificates of deposit	—	8	—	8
Foreign government	—	24	—	24
Corporate debt	—	29	—	29
Restricted cash
Money market funds	12,662	—	—	12,662
Government of Canada bonds	—	955	—	955
Other assets
Equity	13	—	—	13
Derivatives
Commodity	—	11	—	11
Foreign currency	—	90	33	123
Other	—	25	—	25

Total assets	$20,177	$4,889	$33	$25,099

Liabilities
Derivatives
Foreign currency	$—	$9	$705	$714

Total liabilities	$—	$9	$705	$714

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For periods presented after June 1, 2009 nonperformance risk for us and Old GM was not observable through the credit default swap market as a result of the Chapter 11 Proceedings and the lack of traded instruments for us after the 363 Sale. As a result, foreign currency derivatives with a fair market value of $1.6 billion were transferred from Level 2 to Level 3. Our nonperformance risk remains not directly observable through the credit default swap market at December 31, 2009 and accordingly the derivative contracts for certain foreign subsidiaries remain classified in Level 3.

In the three months ended March 31, 2009 Old GM determined the credit profile of certain foreign subsidiaries was equivalent to Old GM’s nonperformance risk which was observable through the credit default swap market and bond market based on prices for recent trades. Accordingly, foreign currency derivatives with a fair value of $2.1 billion were transferred from Level 3 into Level 2.

In December 2008 Old GM transferred foreign currency derivatives with a fair value of $2.1 billion from Level 2 to Level 3. These derivatives relate to certain of Old GM’s foreign consolidated subsidiaries where Old GM was not able to determine observable credit

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ratings. Prior to December 31, 2008, these derivatives were valued based on our credit rating which was observable through the credit default swap market. At December 31, 2008 the fair value of these foreign currency derivative contracts was estimated based on the credit rating of comparable local companies with similar credit profiles and observable credit ratings together with internal bank credit ratings obtained from the subsidiary’s lenders.

The following tables summarize the activity in the balance sheet accounts for financial instruments classified in Level 3 of the valuation hierarchy (dollars in millions):

	Successor
	Level 3 Financial Assets and (Liabilities)
	Mortgage- backed Securities(a)	Commodity Derivatives, Net(b)	Foreign Currency Derivatives(c)	Other Derivative Instruments(a)	Other Securities(a)	Total Net Assets (Liabilities)
Balance at July 10, 2009	$—	$—	$(1,430)	$—	$—	$(1,430)
Total realized/unrealized gains (losses)
Included in earnings	—	—	238	—	—	238
Included in Other comprehensive loss	—	—	(103)	—	—	(103)
Purchases, issuances and settlements	—	—	623	—	—	623
Transfer in and/or out of Level 3	—	—	—	—	—	—

Balance at December 31, 2009	$—	$—	$(672)	$—	$—	$(672)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$214	$—	$—	$214

	Predecessor
	Level 3 Financial Assets and (Liabilities)
	Mortgage- backed Securities(a)	Commodity Derivatives, Net(b)	Foreign Currency Derivatives(c)	Other Derivative Instruments(a)	Other Securities(a)	Total Net Assets (Liabilities)
Balance at January 1, 2009	$49	$(17)	$(2,144)	$(164)	$17	$(2,259)
Total realized/unrealized gains (losses)
Included in earnings	(2)	13	26	164	(5)	196
Included in Other comprehensive loss	—	—	(2)	—	—	(2)
Purchases, issuances and settlements	(14)	4	105	—	(7)	88
Transfer in and/or out of Level 3	(33)	—	585	—	(5)	547

Balance at July 9, 2009	$—	$—	$(1,430)	$—	$—	$(1,430)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$28	$—	$—	$28

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	Level 3 Financial Assets and (Liabilities)
	Mortgage- backed Securities(a)	Commodity Derivatives(b)	Foreign Currency Derivatives(c)	Corporate Debt Securities(a)	Other Derivative Instruments(a)	Other Securities(a)	Total Net Assets (Liabilities)
Balance at January 1, 2008	$283	$257	$—	$28	$—	$260	$828
Total realized/unrealized gains (losses)
Included in earnings	(39)	28	—	23	—	(65)	(53)
Included in Other comprehensive loss	1	—	—	—	—	7	8
Purchases, issuances and settlements	(196)	(302)	—	(51)	(164)	(185)	(898)
Transfer in and/or out of Level 3	—	—	(2,144)	—	—	—	(2,144)

Balance at December 31, 2008	$49	$(17)	$(2,144)	$—	$(164)	$17	$(2,259)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(6)	$28	$(775)	$—	$—	$(1)	$(754)

(a)	Realized gains (losses) and other than temporary impairments on marketable securities (including the UST warrants outstanding until the closing of the 363 Sale) are recorded in Interest income and other non-operating income, net.

(b)	Prior to July 10, 2009 realized and unrealized gains (losses) on commodity derivatives are recorded in Cost of sales. Changes in fair value are attributable to changes in base metal and precious metal prices. Beginning July 10, 2009 realized and unrealized gains (losses) on commodity derivatives are recorded in Interest income and other non-operating income, net.

(c)	Prior to July 10, 2009 realized and unrealized gains (losses) on foreign currency derivatives are recorded in the line item associated with the economically hedged item. Beginning July 10, 2009 realized and unrealized gains (losses) on foreign currency derivatives are recorded in Interest income and other non-operating income, net and foreign currency translation gains (losses) are recorded in Accumulated other comprehensive income (loss).

Short-Term and Long-Term Debt

We determined the fair value of debt based on a discounted cash flow model which used benchmark yield curves plus a spread that represented the yields on traded bonds of companies with comparable credit ratings and risk profiles.

Old GM determined the fair value of debt based on quoted market prices for the same or similar issues or based on the current rates offered for debt of similar remaining maturities.

The following table summarizes the carrying amount and estimated fair values of short-term and long-term debt including capital leases for which it is practical to estimate fair value (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Carrying amount (a)	$15,783	$45,938
Fair value (a)	$16,024	$16,986

(a)	Accounts and notes receivable, net and Accounts payable (principally trade) are not included because the carrying amount approximates fair value due to their short-term nature.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24. Restructuring and Other Initiatives

We have and Old GM had previously executed various restructuring and other initiatives, and we plan to execute additional initiatives in the future, if necessary, in order to preserve adequate liquidity, to align manufacturing capacity and other costs with prevailing global automotive production and to improve the utilization of remaining facilities. Related charges are primarily recorded in Cost of sales and Selling, general and administrative expense.

In May 2009 Old GM and the UAW entered into an agreement that suspended the JOBS Program which was replaced with the SUB and TSP. These job security programs provide reduced wages and employees continue to receive coverage under certain employee benefit programs. The number of weeks that an employee receives these benefits depends on the employee’s classification as well as the number of years of service that the employee has accrued. A similar tiered benefit is provided to CAW employees.

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

Refer to Note 25 for asset impairment charges related to our restructuring initiatives and Note 19 for pension and other postretirement benefit charges resulting from our hourly and salaried employee separation initiatives, including special attrition programs.

The following table summarizes restructuring reserves (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	Successor
	GMNA	GME	GMIO	Total
Balance at July 10, 2009	$2,905	$433	$48	$3,386
Additions	44	37	85	166
Interest accretion and other	15	35	—	50
Payments	(994)	(61)	(128)	(1,183)
Revisions to estimates	30	—	(2)	28
Effect of foreign currency	88	7	4	99

Balance at December 31, 2009 (a)	$2,088	$451	$7	$2,546

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMNA	GME	GMIO	Total
Balance at January 1, 2007	$1,339	$407	$5	$1,751
Additions	382	537	63	982
Interest accretion and other	21	30	—	51
Payments	(872)	(439)	(65)	(1,376)
Revisions to estimates	(67)	(15)	—	(82)
Effect of foreign currency	65	60	1	126

Balance at December 31, 2007	868	580	4	1,452
Additions	2,165	242	130	2,537
Interest accretion and other	41	62	—	103
Payments	(745)	(368)	(53)	(1,166)
Revisions to estimates	320	(18)	(3)	299
Effect of foreign currency	(193)	(30)	(20)	(243)

Balance at December 31, 2008	2,456	468	58	2,982
Additions	1,835	20	65	1,920
Interest accretion and other	16	11	—	27
Payments	(1,014)	(65)	(91)	(1,170)
Revisions to estimates	(401)	—	9	(392)
Effect of foreign currency	50	(1)	7	56

Balance at July 9, 2009	2,942	433	48	3,423
Effect of application of fresh-start reporting	(37)	—	—	(37)

Ending balance including effect of application of fresh-start reporting	$2,905	$433	$48	$3,386

(a)	The remaining cash payments related to these restructuring reserves primarily relate to postemployment benefits to be paid.

GM

GMNA recorded charges, interest accretion and other, and revisions to estimates that increased the restructuring reserves by $89 million in the period July 10, 2009 through December 31, 2009 for separation programs primarily related to the following initiatives:

•

The restructuring reserves were increased by $213 million due to an increase in the SUB and TSP accrual of $183 million related to capacity actions, productivity initiatives, acquisition of Nexteer and four domestic facilities and Canadian restructuring activities of $30 million.

•

The salaried and hourly workforce severance accruals were reduced by $146 million as a result of elections subsequently made by terminating employees, such amounts were reclassified as special termination benefits and were funded from the U.S. defined benefit pension plans and other applicable retirement benefit plans.

GME recorded charges, interest accretion and other, and revisions to estimates of $72 million in the period July 10, 2009 through December 31, 2009 primarily related to separation charges for early retirement programs and additional liability adjustments, primarily in Germany.

GMIO recorded charges, interest accretion and other, and revisions to estimates of $83 million in the period July 10, 2009 through December 31, 2009, which includes separation charges of $72 million related to restructuring programs in Australia for salaried and hourly employees.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes GMNA’s restructuring reserves related to dealer wind-down agreements in the period July 10, 2009 through December 31, 2009 (dollars in millions):

	Successor
	U.S.	Canada and Mexico	Total
Balance at July 10, 2009	$398	$118	$516
Additions	229	46	275
Payments	(167)	(118)	(285)
Transfer to legal reserve	—	(17)	(17)
Effect of foreign currency	—	12	12

Balance at December 31, 2009	$460	$41	$501

Restructuring reserves related to dealer wind-down agreements in the period July 10, 2009 through December 31, 2009 increased primarily due to additional accruals recorded for wind-down payments to Saturn dealerships related to the decision in September 2009 to wind-down the Saturn brand and dealership network in accordance with the deferred termination agreements that Saturn dealers have signed with us.

Old GM

GMNA recorded charges, interest accretion and other, and revisions to estimates of $1.5 billion in the period January 1, 2009 through July 9, 2009 for separation programs related to the following initiatives:

•	Postemployment benefit charges in the U.S. of $825 million related to 13,000 hourly employees who participated in the 2009 Special Attrition Program and the Second 2009 Special Attrition Program.

•

SUB and TSP related charges in the U.S. of $707 million, recorded as an additional liability determined by an actuarial analysis at the implementation of the SUB and TSP and related suspension of the JOBS Program.

•

Revisions to estimates of $401 million to decrease the reserve, primarily related to $335 million for the suspension of the JOBS Program and $141 million for estimated future wages and benefits due to employees who participated in the 2009 Special Attrition Programs; offset by a net increase of $86 million related to Canadian salaried workforce reductions and other restructuring initiatives in Canada.

•	Separation charges of $250 million for a U.S. salaried severance program to allow 6,000 terminated employees to receive ongoing wages and benefits for up to 12 months.

•	Postemployment benefit charges in Canada of $38 million related to 380 hourly employees who participated in a special attrition program at the Oshawa Facility.

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

GMIO recorded charges, interest accretion and other, and revisions to estimates of $74 million in the period January 1, 2009 through July 9, 2009 for separation programs primarily related to the following initiatives:

•	Separation charges of $48 million related to voluntary and involuntary separation programs in South America affecting 3,300 salaried and hourly employees.

•	Separation charges in Australia of $19 million related to a facility idling. The program affects employees who left through December 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes GMNA’s restructuring reserves related to dealer wind-down agreements in the period January 1, 2009 through July 9, 2009 (dollars in millions):

	Predecessor
	U.S.	Canada and Mexico	Total
Balance at January 1, 2009	$—	$—	$—
Additions	398	120	518
Payments	—	(2)	(2)

Balance at July 9, 2009	$398	$118	$516

GMNA recorded charges, interest accretion and other, and revisions to estimates of $2.5 billion in the year ended 2008 for separation programs related to the following initiatives:

•

Postemployment benefit costs in the U.S. and Canada of $2.1 billion, which was comprised of $1.7 billion related to previously announced capacity actions and $407 million for special attrition programs.

•	Revisions to estimates that increased the reserve of $320 million.

•	Separation charges of $40 million for a U.S. salaried severance program, which allowed terminated employees to receive ongoing wages and benefits for up to 12 months.

GME recorded charges, interest accretion and other, and revisions to estimates of $286 million in the year ended 2008 for separation programs related to the following initiatives:

•	Separation charges in Germany of $107 million related to early retirement programs, along with additional minor separations under other current programs.

•	Separation charges in Belgium of $92 million related to current and previously announced programs, having previously recorded $341 million in the year ended 2007.

•	Separation charges of $43 million related to separation programs and the cost of previously announced initiatives, which include voluntary separations, in Sweden, the United Kingdom, Spain and France.

GMIO recorded charges and revisions to estimates of $127 million in the year ended 2008 primarily related to separation charges of $51 million in South Africa and South America, and separation charges of $76 million related to a facility idling in Australia.

GMNA recorded charges, interest accretion and other, and revisions to estimates of $336 million in the year ended 2007 for separation programs related to the following initiatives:

•	Postemployment benefit costs of $364 million, which was comprised of $333 million for previously announced capacity actions in the U.S. and Canada and $31 million for special attrition programs.

•	Revisions to estimates to decrease the reserve of $67 million.

•	Separation charges of $18 million for a U.S. salaried severance program, which allowed terminated employees to receive ongoing wages and benefits for up to 12 months.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GME recorded charges, interest accretion and other, and revisions to estimates of $552 million in the year ended 2007 for separation programs related to the following initiatives:

•	Separation charges in Belgium of $341 million related to current and previously announced programs.

•

Separation charges in Germany of $151 million and postemployment liability adjustments of $21 million. These charges and adjustments were primarily related to early retirement programs, along with additional minor separations.

•	Separation charges of $45 million related to initiatives announced in 2006. These included separations in Sweden and the United Kingdom and the closure of the Portugal assembly facility.

•	Revisions to estimates to decrease the reserve of $15 million related to programs in Germany and Belgium.

GMIO recorded charges of $63 million in the year ended 2007 primarily related to charges of $22 million for employee separations in Brazil and charges of $41 million related to a voluntary employee separation program in Australia.

Note 25. Impairments

The following table summarizes impairment charges (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
GMNA
Goodwill	$—	$—	$154	$—
Intangibles assets	21	—	—	—
Product-specific tooling assets	1	278	291	240
Cancelled powertrain programs	—	42	120	—
Equity and cost method investments	4	28	119	—
Vehicles leased to rental car companies	—	11	160	44
Automotive retail leases (a)	—	—	220	—
Other than temporary impairment charges on debt and equity securities (b)	—	—	47	72

Total GMNA impairment charges	26	359	1,111	356
GME
Goodwill	—	—	456	—
Product-specific tooling assets	—	237	497	—
Vehicles leased to rental car companies	18	36	222	90

Total GME impairment charges	18	273	1,175	90
GMIO
Product-specific tooling assets	1	7	72	19
Asset impairment charges related to restructuring initiatives	—	—	30	—
Other long-lived assets	—	2	—	—

Total GMIO impairment charges	1	9	102	19
Corporate
Other than temporary impairment charges on debt and equity securities (b)	—	11	15	—
Automotive retail leases	—	16	157	—
GMAC Common Membership Interests	—	—	7,099	—
GMAC common stock	270	—	—	—
GMAC Preferred Membership Interests	—	—	1,001	—

Total Corporate impairment charges	270	27	8,272	—

Total impairment charges	$315	$668	$10,660	$465

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The year ended 2008 includes an increase in intersegment residual support and risk sharing reserves of $220 million recorded as a reduction of revenue in GMNA.

(b)	Refer to Note 6 and Note 23 for additional information on marketable securities and financial instruments measured at fair value on a recurring basis. The impairment charges were recorded in Interest income and other non-operating income, net.

The following tables summarize assets measured at fair value (all of which utilized Level 3 inputs) on a nonrecurring basis subsequent to initial recognition (dollars in millions):

			Fair Value Measurements Using
	Successor
	Period Ended December 31, 2009 (a)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		July 10, 2009 Through December 31, 2009 Total Losses
Product-specific tooling assets (b)		$—	—	—		$—		$(2)
Equity and cost method investments (other than GMAC)		$1	—	—		$1		$(4)
Vehicles leased to rental car companies (c)		$543-567	—	—		$543-567		$(18)
GMAC common stock Intangible assets	$ $	970 —	— —	— —	$ $	970 —	$ $	(270 (21	) )

								$(315)

(a)	Amounts represent the fair value measure (or range of measures) during the period.

(b)	In the period July 10, 2009 through September 30, 2009 and in the fourth quarter of 2009 we recorded impairment charges of $1 million each to write down product-specific tooling assets to their fair value of $0.

(c)	In the period July 10, 2009 through September 30, 2009 we recorded impairment charges of $12 million to write down vehicles leased to rental car companies to their fair value of $543 million. In the fourth quarter we recorded an impairment charge of $6 million to write down vehicles leased to rental car companies to their fair value of $567 million.

Fair Value Measurements Using
Predecessor
	Period Ended July 9, 2009 (a)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		January 1, 2009 Through July 9, 2009 Total Losses
Product-specific tooling assets(b) Cancelled powertrain programs	$ $	0-85 —	— —	— —	$ $	0-85 —	$ $	(522 (42	) )
Other long-lived assets Equity and cost method investments (other than GMAC)	$ $	— —	— —	— —	$ $	— —	$ $	(2 (28	) )
Vehicles leased to rental car companies(c) Automotive retail leases	$ $	539-2,057 1,519	— —	— —	$ $	539-2,057 1,519	$ $	(47 (16	) )

$(657)

(a)	Amounts represent the fair value measure (or range of measures) during the period.

(b)	In the first quarter we recorded impairment charges of $285 million to write down product-specific tooling assets to their fair value of $85 million. In the second quarter we recorded impairment charges of $237 million to write down product-specific tooling assets to their fair value of $0.

(c)

In the first quarter we recorded impairment charges of $29 million to write down vehicles leased to rental car companies to their fair value $2.1 billion. In the second quarter we recorded impairment charges of $17 million to write down vehicles leased to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rental car companies to their fair value of $543 million. In the period July 1, 2009 through July 9, 2009 we recorded impairment charges of $1 million to write down vehicles leased to rental car companies to their fair value of $539 million.

			Fair Value Measurements Using
	Predecessor
	Year Ended December 31, 2008 (a)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Year Ended December 31, 2008 Total Losses
GMAC Common Membership interests (b) GMAC Preferred Membership interests (c)	$ $	612-5,391 43-902	— —	— —	$ $	612-5,391 43-902	$ $	(7,099 (1,001	) )
Equity and Cost Method Investments (other than GMAC) (d)		$0-6	—	—		$0-6		$(119)

								$(8,219)

(a)	Amounts represent the fair value measure (or range of measures) during the period.

(b)	In the first quarter we recorded an impairment charge of $1.3 billion to write down our investment in GMAC Common Membership Interests to its fair value of $5.4 billion. In the second quarter we recorded an impairment charge of $726 million to write down our investment in GMAC Common Membership Interests to its fair value of $3.5 billion. In the fourth quarter we recorded an impairment charge of $5.1 billion to write down our investment in GMAC Common Membership Interests to its fair value of $612 million.

(c)	In the first quarter we recorded an impairment charge of $142 million to write down our investment in GMAC Preferred Membership Interests to its fair value of $902 million. In the second quarter we recorded an impairment charge of $608 million to write down our investment in GMAC Preferred Membership Interests to its fair value of $294 million. In the third quarter we recorded an impairment charge of $251 million to write down our investment in GMAC Preferred Membership Interests to its fair value of $43 million.

(d)	In the fourth quarter, we recorded an impairment charge related to our investment in NUMMI of $94 million to write our investment down to its fair value of $0 and an impairment charge related to our investment in CAMI of $25 million to write our investment down to its fair value of $6 million.

As a result of the adoption of ASC 820-10 in January 2009 fair value disclosures related to nonfinancial assets and liabilities measured on a nonrecurring basis for the periods January 1, 2009 through July 9, 2009 and July 10, 2009 through December 31, 2009 are subsequently discussed.

GM

July 10, 2009 Through December 31, 2009

GMNA

Intangible assets related to product-specific technology were adjusted to their fair value at the time of impairment, resulting in impairment charges of $21 million in the period July 10, 2009 through December 31, 2009. Fair value measurements utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to technology.

GMNA recorded contract cancellation charges of $80 million related to the cancellation of certain product programs.

GME

Equipment on operating leases, net is comprised of vehicles leased to rental car companies, which were adjusted to their fair value at the time of impairment, resulting in impairment charges of $18 million in the period July 10, 2009 through December 31, 2009. Fair value measurements utilized projected cash flows from vehicle sales at auction.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMIO

GMIO recorded contract cancellation charges of $2 million related to the cancellation of certain product programs.

Corporate

At July 10, 2009 our application of fresh-start reporting resulted in adjustments of $1.3 billion and $629 million to our investments in GMAC common and GMAC preferred stock to record these investments at their estimated fair value of $1.3 billion and $665 million. In the period July 10, 2009 through December 31, 2009 we received distributions on GMAC common stock of $72 million which decreased the carrying amount of our investment in GMAC common stock.

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

As a result of these impairment indicators, we evaluated the fair value of our investments in GMAC common and preferred stock and recorded an impairment charge of $270 million related to our GMAC common stock to record the investment at its estimated fair value of $970 million. We determined the fair value of these investments using valuation methodologies that were consistent with those we used in our application of fresh-start reporting. In applying these valuation methodologies at December 31, 2009, however, we updated the analyses to reflect changes in market comparables and other relevant assumptions.

Old GM

January 1, 2009 Through July 9, 2009

GMNA

Product-specific tooling assets were adjusted to their fair value at the time of impairment, resulting in impairment charges of $278 million in the period January 1, 2009 through July 9, 2009. Fair value measurements utilized projected cash flows, discounted at rates commensurate with the perceived business risks related to the assets involved.

Cancelled powertrain programs were adjusted to their fair value at the time of impairment, resulting in impairment charges of $42 million in the period January 1, 2009 through July 9, 2009. Fair value measurements utilized discounted projected cash flows.

GMNA recorded contract cancellation charges of $157 million related to the cancellation of certain product programs.

CAMI at the time an equity method investee, was adjusted to its fair value, resulting in an impairment charge of $28 million in the three months ended March 31, 2009. The fair value measurement utilized projected cash flows discounted at a rate commensurate with the perceived business risks related to the investment. In March 2009 Old GM determined that due to changes in contractual arrangements, CAMI became a VIE and Old GM was the primary beneficiary, and therefore CAMI was consolidated.

Equipment on operating leases, net is comprised of vehicles leased to rental car companies, which were adjusted to their fair value at the time of impairment, resulting in impairment charges of $11 million in the period January 1, 2009 through July 9, 2009. Fair value measurements utilized projected cash flows from vehicle sales at auction.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GME

Product-specific tooling assets were adjusted to their fair value at the time of impairments, resulting in impairment charges of $237 million in the period January 1, 2009 through July 9, 2009. Fair value measurements utilized projected cash flows, discounted at rates commensurate with the perceived business risks related to the assets involved.

GME recorded contract cancellation charges of $12 million related to the cancellation of certain product programs.

Equipment on operating leases, net is comprised of vehicles leased to rental car companies, which were adjusted to their fair value at the time of impairment, resulting in impairment charges of $36 million in the period January 1, 2009 through July 9, 2009. Fair value measurements utilized projected cash flows from vehicle sales at auction.

GMIO

Product-specific tooling assets were adjusted to their fair value at the time of impairments, resulting in impairment charges of $7 million in the period January 1, 2009 through July 9, 2009. Fair value measurements utilized certain Level 3 inputs, which included projected cash flows, discounted at rates commensurate with the perceived business risks related to the assets involved.

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

2008

GMNA

Goodwill impairment charges of $154 million in the year ended 2008 related to sharply reduced forecasts of automotive sales in the near- and medium-term. Fair value measurements utilized discounted projected cash flows.

NUMMI and CAMI, at the time were equity method investees involved in various aspects of the development and production of vehicles, were adjusted to their fair value, resulting in impairment charges of $94 million and $25 million in the year ended 2008. Fair value measurements utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to the investments.

GME

Goodwill impairment charges of $456 million in the year ended 2008 related to sharply reduced forecasts of automotive sales in the near- and medium-term. Fair value measurements utilized discounted projected cash flows.

Corporate

In 2008 recessions in the United States and Western Europe and a slowdown in economic growth in the rest of the world negatively affected residential and homebuilding markets and consumer demand for less fuel efficient vehicles, particularly fullsize trucks and sport utility vehicles. In addition, instability of the credit and mortgage markets resulted in an extreme lack of liquidity resulting in prominent North American financial institutions declaring bankruptcy, being seized by the Federal Deposit Insurance Corporation or being sold at distressed valuations, and culminated in the U.S. and foreign governments providing various forms of capital infusions

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to financial institutions. These economic factors negatively affected GMAC’s global automotive business as well as GMAC’s mortgage operations, which resulted in significant losses including impairment charges of $1.2 billion on GMAC’s portfolio of automotive retail leases in the year ended 2008. As a result of these events, Old GM evaluated its investments in GMAC Common and Preferred Membership Interests, determined that they were impaired and recorded impairment charges on these investments of $7.1 billion and $1.0 billion in the year ended 2008.

In order to determine the fair value of Old GM’s investment in GMAC Common Membership Interests at March 31, June 30 and September 30, 2008, Old GM determined GMAC’s fair value by applying various valuation techniques, which used Level 3 inputs, to its significant business units and then applied its 49% equity interest to the resulting fair value.

•

Auto Finance – Old GM obtained industry data, such as equity and earnings ratios for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to Auto Finance.

•	Insurance – Old GM developed a peer group, based upon such factors as equity and earnings ratios and developed average multiples for these companies.

•

Mortgage Operations – Old GM previously obtained industry data for an industry participant that Old GM believed to be comparable, and also utilized the implied valuation based on an acquisition of an industry participant who was believed to be comparable. Due to prevailing market conditions at September 30, 2008 Old GM did not believe that comparable industry participants existed; however, Old GM believed that previously available data, in conjunction with certain publicly available information incorporated into the analysis, resulted in an appropriate valuation at September 30, 2008.

•

Commercial Finance Group – Old GM obtained industry data, such as price to earnings ratios, for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to the Commercial Finance Group.

At December 31, 2008 Old GM’s determination of the fair value of GMAC Common Membership Interests used data from GMAC’s discussions with the Board of Governors of the Federal Reserve System for approval to become a Bank Holding Company under the Bank Holding Company Act of 1956, as amended, in addition to Old GM’s and GMAC’s negotiations with the UST regarding potential borrowings or other capital infusions under the Automotive Industry Financing Program. As part of this process, Old GM and FIM Holdings agreed to convert Old GM’s interests in the GMAC Participation Agreement to GMAC Common Membership Interests in December 2008, and to purchase additional GMAC Common Membership Interests subsequent to December 2008. The conversion of the GMAC Participation Agreement and the subsequent purchase of additional GMAC Common Membership Interests utilized a specified value per GMAC Common Membership Interest as determined and agreed to by the relevant parties to the various transactions, which Old GM subsequently utilized in its determination of GMAC’s fair value, as it was believed the per share value was representative of fair value. Refer to Note 30 for additional information on the GMAC Participation Agreement.

In order to determine the fair value of Old GM’s investment in GMAC Preferred Membership Interests at December 31, 2008, Old GM applied valuation techniques, which used certain Level 3 inputs, to various characteristics of the GMAC Preferred Membership Interests as follows:

•	Using information as to the pricing on similar investments and changes in yields of other GMAC securities, Old GM developed a discount rate for the valuation.

•

Using assumptions as to the receipt of dividends on the GMAC Preferred Membership Interests, the expected call date and a discounted cash flow model, Old GM developed a present value of the related cash flows.

At March 31, June 30, and September 30, 2008 Old GM also used these valuation techniques but the assumptions used at each valuation date varied due to differing market conditions in these periods.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26. Other Expenses, net

The following table summarizes the components of Other expenses, net (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Operating and other expenses (income)	$(35)	$22	$409	$545
Pension benefits for certain current and future retirees of Delphi	—	—	—	552
Deconsolidation of Saab expenses, net	(60)	824	—	—
Saab impairment charges	—	88	—	—
Delphi related charges (Note 21)	8	184	4,797	1,547
Depreciation and amortization expense	89	101	749	1,259
Goodwill impairment charges (Note 25)	—	—	610	—
Interest expense	13	16	134	405

Total other expenses, net	$15	$1,235	$6,699	$4,308

Interest expense and depreciation and amortization expense recorded in Other expenses, net relates to a portfolio of automotive retail leases.

Note 27. Stockholders’ Equity (Deficit) and Noncontrolling Interests

GM

Common Stock

We have 2.5 billion shares of common stock authorized, with a par value of $0.01 per share. At December 31, 2009 we had 500 million shares issued and outstanding. Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. However, the terms of the Series A Preferred Stock prohibit, subject to exceptions, the payment of dividends on our common stock, unless all accrued and unpaid dividends on the Series A Preferred Stock are paid in full. Holders of common stock are entitled to one vote per share on all matters submitted to our stockholders for a vote. The liquidation rights of holders of our common stock are secondary to the payment or provision for payment of all our debts and liabilities and to holders of our preferred stock, if any such shares are then outstanding. Pursuant to the terms of a Stockholders Agreement we entered into with certain of our stockholders, certain holders of our common stock are entitled to preemptive rights under certain circumstances.

Warrants

In connection with the 363 Sale, we issued two warrants, each to acquire 45.5 million shares of common stock, to MLC and one warrant to acquire 15.2 million shares of common stock to the New VEBA. The first of the MLC warrants is exercisable at any time prior to July 10, 2016 at an exercise price of $30.00 per share, and the second of the MLC warrants is exercisable at any time prior to July 10, 2019 at an exercise price of $55.00 per share. The New VEBA warrant is exercisable at any time prior to December 31, 2015 at an exercise price of $126.92 per share. The number of shares of common stock underlying each of the warrants and the per share exercise price thereof are subject to adjustment as a result of certain events, including stock splits, reverse stock splits and stock dividends.

Noncontrolling Interests

In October 2009 we completed our participation in an equity rights offering in GM Daewoo, a majority-owned and consolidated subsidiary, for KRW 491 billion (equivalent to $417 million when entered into). As a result of the participation in the equity rights

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offering, our ownership interest in GM Daewoo increased from 50.9% to 70.1%. Funds from our UST escrow were utilized for this rights offering.

In December 2009 we acquired the remaining noncontrolling interest of CAMI from Suzuki for $100 million increasing our ownership interest from 50% to 100%. This transaction resulted in no charge to Capital surplus.

The table below summarizes the changes in equity resulting from Net loss attributable to common stockholders and transfers from (to) noncontrolling interests (dollars in millions):

Successor
July 10, 2009 Through December 31, 2009
Net loss attributable to common stockholders	$(4,428)
Increase in capital surplus resulting from GM Daewoo equity rights offering	108

Changes from net loss attributable to common stockholders and transfers from (to) noncontrolling interests	$(4,320)

Old GM

Preferred Stock

Old GM had 6 million shares of preferred stock authorized, without par value. The preferred stock ranked senior to its common stock and any other class of stock it previously issued. Holders of preferred stock were entitled to receive cumulative dividends, when and as declared by Old GM’s Board of Directors on a quarterly basis. Old GM had no shares of preferred stock issued and outstanding at December 31, 2008.

Preference Stock

Old GM had 100 million shares of preference stock authorized, with a par value of $0.10. The preference stock was issuable in series with such voting powers, designations, powers, privileges, and rights and such qualifications, limits, or restrictions as may be determined by Old GM’s Board of Directors, without stockholder approval. The preference stock ranked junior to Old GM’s preferred stock and senior to its common stock. Holders of preference stock were entitled to receive dividends, which may or may not have been cumulative when and as declared by Old GM’s Board of Directors. Old GM had no shares of preference stock issued and outstanding at December 31, 2008.

Common Stock

Old GM had 2.0 billion shares of common stock authorized, with a par value of $1 2/3. Old GM had 801 million shares issued and 610 million shares outstanding at December 31, 2008.

Warrants

As additional consideration for entering into the UST Loan Agreement, Old GM issued warrants to the UST for 122 million shares of common stock exercisable at $3.57 per share, which was 19.99% of the number of shares of common stock outstanding at December 31, 2008. The warrants were perpetual and were assigned a fair value of $164 million at December 31, 2008. In determining this value, Old GM utilized the observable market value of tradable call options on its common stock. The difference in terms between the warrants and the observable call options on its common stock was determined to have an insignificant effect on the value of the warrants. Key inputs in the value of the call options were Old GM’s common stock price and its expected volatility on common stock returns. An increase of 10% in Old GM’s common stock price would have increased the fair value of the warrants by

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$28 million and a decrease of 10% in Old GM’s common stock price would have decreased the fair value of the warrants by $26 million. An increase or decrease in volatility of 10% would have caused an increase or decrease in the fair value of the warrants of $16 million. As the warrants did not meet the accounting requirements to be classified as an equity instrument, the warrants were recorded in Other liabilities and because the warrants met the definition of a derivative, they were recorded at fair value prospectively, with changes in fair value recognized in earnings. Old GM was entitled to repurchase the warrants or shares issued through the exercise of the warrants at fair value once it had repaid amounts outstanding under the UST Loan Agreement. In connection with the 363 Sale, the UST returned the warrants previously issued to it from Old GM.

Treasury Stock

Old GM held 190 million shares of treasury stock, net of re-issuances, at December 31, 2008. Old GM accounted for treasury stock at cost, with the amount in excess of par value charged to Capital surplus (principally additional paid-in capital).

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss), net of taxes:

	Successor	Predecessor
	December 31, 2009	December 31, 2008	December 31, 2007

Foreign currency translation adjustments	$157	$(2,122)	$(967)
Net unrealized gain (loss) on derivatives	(1)	(490)	321
Net unrealized gain (loss) on securities	2	(33)	265
Defined benefit plans, net	1,430	(29,694)	(13,606)

Accumulated other comprehensive income (loss)	$1,588	$(32,339)	$(13,987)

Other Comprehensive Income (Loss)

The following tables summarize the components of Other comprehensive income (loss) attributable to common stockholders:

	Successor
	July 10, 2009 Through December 31, 2009
	Pre-tax Amount	Tax Expense (Credit)	Net Amount
Foreign currency translation adjustments	$135	$11	$124
Net unrealized gain on derivatives	(1)	—	(1)
Unrealized gain on securities	7	5	2
Defined benefit plans
Prior service cost from plan amendments	112	130	(18)
Actuarial gain from plan measurements	2,702	1,247	1,455
Less: amortization of actuarial loss included in net periodic benefit cost	(6)	1	(7)

Net actuarial amounts	2,696	1,248	1,448

Defined benefit plans, net	2,808	1,378	1,430

Other comprehensive income (loss)	2,949	1,394	1,555
Less: other comprehensive (income) loss attributable to noncontrolling interests	(33)	—	(33)

Other comprehensive income (loss) attributable to common stockholders	$2,982	$1,394	$1,588

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	January 1, 2009 Through July 9, 2009			Years Ended December 31,
				2008			2007
	Pre-tax Amount	Tax Expense (Credit)	Net Amount	Pre-tax Amount	Tax Expense (Credit)	Net Amount	Pre-tax Amount	Tax Expense (Credit)	Net Amount
Foreign currency translation gain (loss)	$187	$40	$147	$(1,289)	$27	$(1,316)	$807	$(220)	$1,027
Net unrealized gain (loss) on derivatives	145	(131)	276	(1,284)	(53)	(1,231)	(452)	(142)	(310)
Unrealized gain (loss) on securities	46	—	46	(298)	—	(298)	(23)	(6)	(17)
Defined benefit plans
Prior service benefit (cost) from plan amendments	(3,882)	(1,551)	(2,331)	449	(1)	450	(2,813)	(700)	(2,113)
Amortization of prior service cost included in net periodic benefit cost	5,162	3	5,159	(5,063)	284	(5,347)	(5)	73	(78)

Net prior service benefit (cost)	1,280	(1,548)	2,828	(4,614)	283	(4,897)	(2,818)	(627)	(2,191)
Actuarial gain (loss) from plan measurements	(2,574)	1,532	(4,106)	(14,684)	(120)	(14,564)	8,910	2,066	6,844
Amortization of actuarial loss included in net periodic benefit cost	(2,109)	22	(2,131)	3,524	159	3,365	1,723	331	1,392

Net actuarial amounts	(4,683)	1,554	(6,237)	(11,160)	39	(11,199)	10,633	2,397	8,236
Net transition assets from plan initiations	6	1	5	—	—	—	—	—	—
Amortization of transition asset /obligation included in net periodic benefit cost	(5)	(1)	(4)	11	3	8	2	4	(2)

Net transition amounts	1	—	1	11	3	8	2	4	(2)
Defined benefit plans, net	(3,402)	6	(3,408)	(15,763)	325	(16,088)	7,817	1,774	6,043

Other comprehensive income (loss)	(3,024)	(85)	(2,939)	(18,634)	299	(18,933)	8,149	1,406	6,743
Less: other comprehensive (income) loss attributable to noncontrolling interests	92	—	92	(581)	—	(581)	(340)	(97)	(243)

Other comprehensive income (loss) attributable to common stockholders	$(3,116)	$(85)	$(3,031)	$(18,053)	$299	$(18,352)	$8,489	$1,503	$6,986

Note 28. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share have been computed by dividing Income (loss) from continuing operations attributable to common stockholders, Income from discontinued operations attributable to common stockholders or Net income (loss) attributable to common stockholders by the weighted-average common shares outstanding in the period.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes basic and diluted earnings (loss) per share (in millions, except for per share amounts):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Basic
Income (loss) from continuing operations attributable to common stockholders (a)	$(10.73)	$178.63	$(53.47)	$(76.16)
Income from discontinued operations attributable to common stockholders	—	—	—	8.04

Net income (loss) attributable to common stockholders (a)	$(10.73)	$178.63	$(53.47)	$(68.12)

Weighted-average common shares outstanding	413	611	579	566
Diluted
Income (loss) from continuing operations attributable to common stockholders (a)	$(10.73)	$178.55	$(53.47)	$(76.16)
Income from discontinued operations attributable to common stockholders	—	—	—	8.04

Net income (loss) attributable to common stockholders (a)	$(10.73)	$178.55	$(53.47)	$(68.12)

Weighted-average common shares outstanding	413	611	579	566

(a)	The period July 10, 2009 through December 31, 2009 includes accumulated but unearned dividends of $34 million on Series A Preferred Stock, which increases Net loss attributable to common stockholders, and excludes dividends of $252 million on Series A Preferred Stock, which were paid to the New VEBA prior to December 31, 2009. The 260 million shares of Series A Preferred Stock issued to the New VEBA were not considered outstanding until December 31, 2009 due to the terms of the 2009 Revised UAW Settlement Agreement.

GM

Due to our net loss in the period July 10, 2009 through December 31, 2009 the assumed exercise of warrants outstanding had an antidilutive effect and were therefore excluded from the computation of diluted loss per share. The number of such warrants not included in the computation of diluted loss per share was 106 million in the period July 10, 2009 through December 31, 2009.

In connection with the 363 Sale, we issued 88 million shares of our common stock to the New VEBA, which were not considered outstanding for accounting purposes until December 31, 2009 as they did not qualify as plan assets. Because these shares were not considered outstanding until December 31, 2009 they did not affect the calculation of the weighted-average common shares outstanding. Refer to Note 19 for additional information on the 2009 Revised UAW Settlement Agreement.

Under the Purchase Agreement, we are obligated to issue Adjustment Shares in the event that allowed general unsecured claims against MLC, as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum Adjustment Shares equate to 2% (or 10 million shares) of our common stock. The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. We determined that it is probable that general unsecured claims allowed against MLC will ultimately exceed $35.0 billion by at least $2.0 billion. In that circumstance, under the terms of the Purchase Agreement, we would be required to issue 2.9 million Adjustment Shares to MLC as an adjustment to the purchase price. These Adjustment Shares were excluded from the computation of basic and diluted loss per share as they were not issued or outstanding at December 31, 2009 and the effect would have been anti-dilutive, however, they may be dilutive in the future.

In November and December 2009 we granted restricted stock units (RSUs) to certain global executives. Since awards will be payable in cash if settled prior to six months after a completion of a successful initial public offering, the salary stock awards are

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluded from the computation of diluted loss per share. At December 31, 2009 0.3 million RSUs were outstanding. Refer to Note 29 for additional information on RSUs.

Old GM

In the period January 1, 2009 through July 9, 2009 diluted earnings per share included the potential effect of the assumed exercise of certain stock options. The number of stock options and warrants that were excluded in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares was 208 million.

Due to Old GM’s net losses in the years ended 2008 and 2007, the assumed exercise of stock options and warrants had an antidilutive effect and therefore was excluded from the computation of diluted loss per share. The number of such options and warrants not included in the computation of diluted loss per share was 101 million and 104 million in the years ended 2008 and 2007.

No shares potentially issuable to satisfy the in-the-money amount of Old GM’s convertible debentures have been included in the computation of diluted income (loss) per share for the period January 1, 2009 through July 9, 2009 and in the years ended 2008 and 2007 as the conversion options in various series of convertible debentures were not in-the-money.

Note 29. Stock Incentive Plans

GM

Our stock incentive plans consist of the 2009 Long-Term Incentive Plan (2009 GMLTIP) and the Salary Stock Plan (GMSSP). Both plans are administered by the Executive Compensation Committee of our Board of Directors. No awards were granted under the 2009 GMLTIP in the year ended 2009.

The following table summarizes compensation expense and total Income tax expense recorded for the GMSSP (dollars in millions):

Successor
July 10, 2009 Through December 31, 2009
Compensation expense	$23
Income tax expense	$8

Long-Term Incentive Plan

The 2009 GMLTIP consists of RSUs that may be granted to global executives. The RSUs provide participants with the opportunity to earn shares of stock determined by dividing the award value by the fair market value per share on the grant date. The aggregate number of shares that may be granted under this plan and the GMSSP discussed below shall not exceed 10 million shares. There were no RSUs granted under this plan in the year ended 2009.

Awards granted under the 2009 GMLTIP will generally vest over a three year service period. Compensation cost for these awards will be recorded on a straight line basis over the vesting period. The awards for the Top 25 highest compensated employees will settle in 25% increments in conjunction with each 25% of our Troubled Asset Relief Program (TARP) obligations that are repaid. The awards for the non-top 25 highest compensated employees will settle in 25% increments in conjunction with each 25% of the U.S. and Canadian Government loans that are repaid.

Retirement eligible participants that are non-top 25 highest compensated employees, who retire during the service period, will retain and vest a pro-rata portion of RSUs. The vested award will be payable on the third anniversary date of the grant. Compensation cost for these employees will be recognized on a straight-line basis over the requisite service period.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All awards will be payable in cash if settled prior to six months after completion of an initial public offering, therefore awards granted will be classified as a liability until the completion of an initial public offering. In the event an initial public offering is completed, awards expected to settle six months after the initial public offering will be accounted for as a modification from a liability to equity award since the awards will then be required to be settled in our common stock.

Salary Stock

In November 2009 we began granting salary stock to certain global executives under the GMSSP. Under the GMSSP, a portion of each participant’s total annual compensation is accrued and converted to RSUs at each salary payment date. Effective in 2010, a portion of each participant’s salary accrued on each salary payment date will be converted to RSUs on a quarterly basis. The aggregate number of shares that may be granted under this plan and the 2009 GMLTIP shall not exceed 10 million shares.

The awards are fully vested and nonforfeitable upon grant, therefore compensation cost is fully recognized on the date of grant. The awards will be settled on each of the second, third, and fourth anniversary dates of grant with each installment redeemable one year earlier if we repay the financial assistance we received from the UST under the TARP program. The awards will be payable in cash if settled prior to six months after completion of an initial public offering; therefore, these awards will be classified as a liability until the completion of an initial public offering. In the event an initial public offering is completed, awards expected to settle six months after the initial public offering will be accounted for as a modification from a liability to equity award since the awards will then be required to be settled in our common stock.

The fair value of each RSU under the 2009 GMLTIP and GMSSP is based on the fair value of our common stock. Since there currently is no observable publicly traded price for our common stock, we have developed a methodology to calculate the value of our common stock based on our discounted cash flow analysis updated through December 31, 2009. Refer to Note 2 for additional information on the key assumptions used to estimate our reorganization value at July 10, 2009 and our discounted cash flow analysis.

The following table summarizes our RSU activity under the GMSSP in the period July 10, 2009 through December 31, 2009 (RSUs in millions):

	Successor
	RSUs
	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at July 10, 2009	—	$—
Granted	0.3	$49.16
Exercised	—	$—
Forfeited or expired	—	$—

RSUs outstanding at December 31, 2009	0.3	$49.16	—	$—

RSUs expected to vest at December 31, 2009	0.3	$49.16	—	$—

RSUs exercisable at December 31, 2009	—	$—	—	$—

Old GM

Old GM’s stock incentive plans were comprised of the 2007 Old GM Long-Term Incentive Plan (GMLTIP), the 2002 Old GM Stock Incentive Plan (GMSIP), the 2002 GMLTIP, the 1998 Old GM Salaried Stock Option Plan (GMSSOP), the 2007 Old GM Cash-Based Restricted Stock Unit Plan (GMCRSU) and the 2006 GMCRSU, or collectively the Old GM Stock Incentive Plans. The GMLTIP, GMSIP and the GMCRSU plans were administered by Old GM’s Executive Compensation Committee of its Board of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors. The GMSSOP was administered by Old GM’s Vice President of Global Human Resources. In connection with the 363 Sale, MLC retained the awards granted under the Old GM Stock Incentive Plans.

The following table summarizes compensation expense (benefit) and total Income tax expense (benefit) recorded for the Old GM Stock Incentive Plans (dollars in millions):

	Predecessor
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Compensation expense (benefit)	$(10)	$(65)	$136
Income tax expense (benefit) (a)	$—	$3	$(21)

(a)	Income tax expense (benefit) does not include U.S. and non-U.S. jurisdictions which have full valuation allowances.

In 2008 Old GM extended voluntary early retirement offers under its 2008 Salaried Window Program to certain of its U.S. salaried employees, including certain U.S. executives, as part of its plan to reduce salary related expenses. Under the terms of the 2008 Salaried Window Program, option awards granted to executives were modified to vest immediately and remain exercisable until the expiration date of the grant. Approximately 200 U.S. executives accepted the 2008 Salaried Window Program. The modifications of the stock option awards were accounted for as a cancellation of the original award and the issuance of a new award. The effect of this award modification on compensation expense was $6 million.

In August 2007 Old GM completed the sale of the commercial and military operations of its Allison business. Allison employees who participated in Old GM’s stock incentive plans were considered terminated employees on the date of sale. Based on this change in employment status, certain outstanding nonvested share-based payment awards were forfeited. The remaining outstanding share-based payment awards were prorated for previous employment services as provided for under the original terms of the award and would remain exercisable for the earlier of three years from the date of termination, or the expiration of the option.

Stock Options

Under the GMSIP, 27 million shares of Old GM’s common stock were eligible for grants from June 2002 through May 2007. Stock option grants awarded since 1997 were generally exercisable one-third after one year, another one-third after two years and fully exercisable three years from the date of grant. Option prices were 100% of fair value on the date of grant, and the options generally expired 10 years from the date of grant, subject to earlier termination under certain conditions. Old GM’s policy was to issue treasury shares upon exercise of employee stock options.

In 2007 the GMSIP was replaced with the 2007 GMLTIP. Under the 2007 GMLTIP, 16 million shares of Old GM’s common stock were eligible for grants from June 2007 through May 2012. Stock options granted under this plan were generally exercisable one-third after one year, another one-third after two years and fully exercisable three years from the date of grant. Option prices were 100% of fair value on the date of grant, and the options generally expired 10 years from the date of grant, subject to earlier termination under certain conditions. Old GM’s policy was to issue treasury shares upon exercise of employee stock options.

The GMSSOP commenced in January 1998 and no shares were available for grants after December 2006. The number of shares that could be awarded each year was determined by Old GM’s management and stock options awarded under this plan were exercisable two years from the date of grant. There were no option grants made under the plan after 2004. Option prices were 100% of fair value on the date of grant, and the options generally expired 10 years and two days from the date of grant subject to earlier termination under certain conditions.

The fair value of each option grant, except for the performance-contingent option awards as subsequently discussed, was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions discussed in the following table. Expected volatility was based on both the implied and historical volatilities of Old GM’s common stock. The expected term of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options represented the period of time that the options were expected to be outstanding. Old GM used historical data to estimate option exercise and employee termination within the valuation model. For option grants made prior to 2008 Old GM used the modified prospective application method. The dividend yield was based on Old GM’s stock price at the date of grant. The interest rate during the expected term of the option was based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table summarizes assumptions used to estimate the date of grant fair value of Old GM’s stock options:

	Predecessor
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	2007 GMLTIP	2007 GMLTIP	GMSIP
Interest rate	—%	3.0%	5.0%
Expected term (years)	—	7.3	6.0
Expected volatility	—%	44.6%	35.8%
Dividend yield	—%	4.3%	3.4%

The following table summarizes changes in the status of Old GM’s outstanding stock options, including performance-contingent stock options which are subsequently discussed (options in millions):

	Predecessor
	2007 GMLTIP
	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	76	$50.90
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(11)	$68.50

Options outstanding at July 9, 2009	65	$47.92	3.5	$—

Options expected to vest at July 9, 2009	4	$24.69	8.4	$—

Options vested and exercisable at July 9, 2009	61	$49.24	3.2	$—

	Predecessor
	GMSSOP
	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	22	$55.44
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(4)	$67.40

Options outstanding at July 9, 2009	18	$52.90	2.6	$—

Options vested and exercisable at July 9, 2009	18	$52.90	2.6	$—

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes Old GM’s stock options granted or exercised under the 2007 GMLTIP and GMSIP (options in millions):

	Predecessor
	2007 GMLTIP		GMSIP
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Options granted	—	4	3
Weighted-average grant date fair value	$—	$7.29	$8.76
Options exercised	—	—	—
Intrinsic value of options exercised	$—	$—	$3

There were no GMSSOP options granted or exercised in the period January 1, 2009 through July 9, 2009, and the years ended 2008 and 2007. There were no tax benefits realized from the exercise of share-based payment arrangements in the period January 1, 2009 through July 9, 2009, and the years ended 2008 and 2007.

Market-Contingent Stock Options

In March 2008 Old GM granted market-contingent option awards under the 2007 GMLTIP. These awards had a minimum one-year service vesting period followed by a four-year performance period in which all options would vest once Old GM’s common stock traded at or above $40 for any 10 days within a 30 day trading period. If both vesting conditions were met, the option would expire seven years from the date of grant. If, however, the market condition was not met, the option would expire five years from the date of grant. Option prices were 100% of the fair value on the date of grant.

Old GM recognized the fair value of these options over the weighted-average derived service period of 1.8 years in the year ended 2008. The interest rates that Old GM used to determine the grant date fair value of these options were based on the term structure of the U.S. Treasury yield curve on the grant date. The volatility used was a blend of implied and historical volatilities of Old GM’s common stock. The expected term was derived using the Monte-Carlo simulation model to determine fair value. The dividend yield was based upon historical dividend yields.

The following table summarizes the assumptions used to estimate the grant date fair value of the market-contingent stock options:

	Predecessor
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Interest rate	—	1.7% - 3.1%
Expected term (years)	—	1.8
Expected volatility	—	44.0%
Dividend yield	—	3.2%

The following tables summarize Old GM’s market-contingent stock options (options in millions):

	Predecessor
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Options granted	—	0.7
Weighted-average grant date fair value	—	$7.00
Options exercised	—	—
Weighted-average exercise price	—	$23.13
Options forfeited or expired	—	—

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor
July 9, 2009
Options outstanding	0.7
Aggregate intrinsic value	$—
Weighted-average contractual term (years)	5.7

Summary of Nonvested Awards

The following table summarizes the status of Old GM’s nonvested awards (option awards in millions):

	Predecessor
	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	7	$7.67
Granted	—	$—
Vested	(3)	$7.65
Forfeited	—	$8.15

Nonvested at July 9, 2009	4	$7.68

At July 9, 2009 the total unrecognized compensation expense related to nonvested option awards granted under the Old GM Stock Incentive Plans was $2 million. This expense was expected to be recorded over a weighted-average period of 1.2 years.

The following table summarizes cash received from option exercises (dollars in millions):

	Predecessor
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash received	$—	$—	$1

Stock Performance Plans

The 2007 GMLTIP, formerly the 2002 GMLTIP, was comprised of awards granted to participants based on a minimum percentile ranking of Old GM’s total stockholder return compared to all other companies in the S&P 500 for the same performance period. The target number of shares of Old GM’s common stock that could be granted each year was determined by Old GM’s management. The 2008 and 2007 grants each had four separate performance periods consisting of three one-year performance periods and one three-year performance period. The final award payouts could vary based on Old GM’s total shareholder return, as previously discussed. There were no stock performance plan shares granted in the period January 1, 2009 to July 9, 2009.

The following table summarizes outstanding stock performance plan shares at July 9, 2009 (shares in millions):

	Predecessor
Granted	Shares(a)	Weighted-Average Grant-Date Fair Value
2007	1	$33.70
2008	1	$18.43

Total outstanding	2

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Excludes shares that have not met performance condition.

Old GM was required to settle these awards in cash. As a result, these cash-settled awards were recorded as a liability until the date of final award payout. The fair value of each cash-settled award was remeasured at the end of each reporting period and the liability and expense adjusted based on the change in fair value. The shares indicated in the preceding table were the targeted number of shares that would be used in the final award calculation should the targeted performance condition have been achieved. Final payout was subject to approval by Old GM’s Executive Compensation Committee of the Board of Directors.

The fair value of each cash-settled award under the GMLTIP plans was estimated on the date of grant, and for each subsequent reporting period, remeasured using a Monte-Carlo simulation model that used the multiple input variables. Expected volatility was based upon a combination of the implied volatility from Old GM’s tradable options and historical volatility, including the historical volatilities of other stocks in the S&P 500. The expected term of these target awards represented the remaining time in the performance period. The risk-free rate for periods during the contractual life of the performance shares was based on the U.S. Treasury yield curve in effect at the time of valuation. Since the payout depended on Old GM’s total stockholder return performance ranked with the total stockholder return performance of all other S&P 500 companies, the valuation also depended on the performance of all stocks in the S&P 500 from the date of grant to the exercise date as well as estimates of the correlations among their future performance. The fair value of the performance plan shares was $0 at July 9, 2009 for the awards granted in the years ended 2008 and 2007.

The weighted-average remaining contractual term was 0.8 years for target awards outstanding at July 9, 2009. As the threshold performance required for a payment under the 2006-2008 award was not achieved, there were no cash payments made for this award in the period January 1, 2009 through July 9, 2009. There will be no cash payments for the 2007-2009 and 2008-2010 performance periods.

Cash-Based Restricted Stock Units

The 2007 and 2006 GMCRSU plans provided cash equal to the value of underlying restricted share units to certain of Old GM’s global executives at predetermined vesting dates. Awards under the plan vested and were paid in one-third increments on each anniversary date of the award. Compensation expense was recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award. Since the awards were settled in cash, they were recorded as a liability until the date of payment. The fair value of each cash-settled award was remeasured at the end of each reporting period and the liability and related expense adjusted based on the new fair value.

The fair value of each GMCRSU was based on Old GM’s common stock price on the date of grant and each subsequent reporting period until the date of settlement.

The following tables summarize GMCRSUs (GMCRSUs in millions):

	Predecessor
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Number of GMCRSUs granted	—	6	5
Weighted-average date of grant fair value	$2.24	$23.01	$29.39
Total payments made for GMCRSUs vested (millions)	$10	$60	$42

Predecessor
July 9, 2009
GMCRSUs outstanding	5
Fair value per share	$0.84
Weighted-average remaining contractual term (years)	1.4

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 30. Transactions with GMAC

Old GM entered into various operating and financing arrangements with GMAC (GMAC Services Agreements). In connection with the 363 Sale, we assumed the terms and conditions of the GMAC Services Agreements. The following tables describe the financial statement effects of and maximum obligations under these agreements (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Operating lease residuals
Residual support (a)
Liabilities recorded	$369	$705
Maximum obligation	$1,159	$1,432
Risk sharing (a)
Liabilities recorded	$366	$1,233
Maximum obligation	$1,392	$1,724
Note payable to GMAC	$35	$35
Vehicle repurchase obligations
Maximum obligations	$14,058	$19,836
Fair value of guarantee	$46	$8

(a)	Represents liabilities recorded and maximum obligations for agreements entered into prior to December 31, 2008. Agreements entered into in 2009 do not include residual support or risk sharing programs.

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Marketing incentives and operating lease residual payments (a)	$695	$601	$3,400	$4,533
Exclusivity fee revenue	$47	$52	$105	$105
Royalty income	$7	$8	$16	$18

(a)	Payments to GMAC related to U.S. marketing incentive and operating lease residual programs. Excludes payments to GMAC related to the contractual exposure limit, as subsequently discussed.

Marketing Incentives and Operating Lease Residuals

As a marketing incentive, interest rate support, residual support, risk sharing, capitalized cost reduction and lease pull-ahead programs are initiated as a way to lower customers’ monthly lease and retail contractual payments.

Under an interest rate support program, GMAC is paid an amount at the time of lease or retail contract origination to adjust the interest rate in the retail contract or implicit in the lease below GMAC’s standard interest rate. Such marketing incentives are referred to as rate support or subvention and the amount paid at contract origination represents the present value of the difference between the customer’s contractual rate and GMAC’s standard rate for a given program.

Under a residual support program, a customer’s contract residual value is adjusted above GMAC’s standard residual value. GMAC is reimbursed to the extent that sales proceeds are less than the customer’s contract residual value, limited to GMAC’s standard residual value. As it relates to GMAC’s U.S. lease originations and U.S. balloon retail contract originations occurring after April 30, 2006, Old GM agreed to pay the present value of the expected residual support owed to GMAC at the time of contract origination as opposed to after contract termination when the off-lease vehicles are sold. The actual residual support amount owed to GMAC is calculated as the contracts terminate and, in cases where the actual amount differs from the expected amount paid at contract

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

origination, the difference is paid to or paid by GMAC, depending if sales proceeds are lower or higher than estimated at contract origination.

Under a risk-sharing arrangement, residual losses are shared equally with GMAC to the extent that remarketing proceeds are below GMAC’s standard residual value (limited to a floor). As a result of revisions to the risk-sharing arrangement, Old GM agreed to pay GMAC a quarterly fee through 2014. Old GM accrued $108 million in the year ended 2008 related to this arrangement.

In the event it is publicly announced that a GM vehicle brand will be discontinued, phased-out, sold or other strategic options are being considered, the residual value of the related vehicles may change. If such an announcement in the U.S. or Canada results in an estimated decrease in the residual value of the related vehicles, GMAC will be reimbursed for the estimated decrease for certain vehicles for a certain period of time. If such an announcement results in an increase in the residual value of the related vehicles, GMAC will pay the increase in the sale proceeds received at auction. Announcements made in the periods January 1, 2009 through July 9, 2009 and July 10, 2009 through December 31, 2009 to discontinue, phase-out or sell a GM vehicle brand did not have a significant effect on residual values of the related vehicles. In the year ended 2008 we recorded a liability of $148 million related to announcements to discontinue, phase-out or sell certain GM vehicle brands.

Under a capitalized cost reduction program, GMAC is paid an amount at the time of lease or retail contract origination to reduce the principal amount implicit in the lease or retail contract below the standard manufacturers’ suggested retail price.

Under a lease pull-ahead program, a customer is encouraged to terminate their lease early and buy or lease a new GM vehicle. As part of such a program, GMAC waives the customer’s remaining payment obligation under their current lease, and GMAC is compensated for any foregone revenue from the waived payments. Since these programs generally accelerate the resale of the vehicle, the proceeds are typically higher than if the vehicle had been sold at contract maturity. The reimbursement to GMAC for the foregone payments is reduced by the amount of this benefit. Anticipated payments are made to GMAC each month based on the estimated number of customers expected to participate in a lease-pull ahead program. These estimates are adjusted once all vehicles that could have been pulled-ahead have terminated and the vehicles have been sold. Any differences between the estimates and the actual amounts owed to or from GMAC are subsequently settled.

The terms and conditions of interest rate support, residual support, risk sharing, capitalized cost reduction, and lease pull-ahead programs are included in the GMAC Services Agreements. In December 2008 Old GM and GMAC agreed, among other things, to modify certain terms and conditions of the GMAC Services Agreements pursuant to a preliminary term sheet (GMAC Term Sheet). A primary objective of the GMAC Services Agreements continues to be supporting the distribution and marketing of our and previously Old GM’s products. In May 2009 Old GM entered into the Amended and Restated United States Consumer Financing Services Agreement (Amended Financing Agreement) with an effective date of December 29, 2008. The terms of the Amended Financing Agreement were consistent with the GMAC Term Sheet.

Exclusivity Arrangement

In November 2006 Old GM granted GMAC exclusivity for U.S., Canadian and international GM-sponsored consumer and wholesale marketing incentives for products in specified markets around the world, with the exception of Saturn branded products. In return for exclusivity, GMAC paid an annual exclusivity fee of $105 million ($75 million for the U.S. retail business, $15 million for the Canadian retail business, $10 million for the international operations retail business, and $5 million for the dealer business).

As a result of the Amended Financing Agreement, Old GM and GMAC agreed to modify certain terms related to the exclusivity arrangements: (1) for a two-year period, retail financing incentive programs can be offered through a third party financing source under certain specified circumstances, and in some cases subject to the limitation that pricing offered by such third party meets certain restrictions, and after such two-year period any such incentive programs can be offered on a graduated basis through third parties on a non-exclusive, side-by-side basis with GMAC provided that pricing with such third parties meets certain requirements; (2) GMAC has no obligation to provide financing; and (3) GMAC has no targets against which it could be assessed penalties. After December 24,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013, we will have the right to offer retail financing incentive programs through any third party financing source, including GMAC, without any restrictions or limitations.

Beginning in 2009 under the Amended Financing Agreement, Old GM agreed to pro-rate the exclusivity fee in the U.S. and Canada under certain circumstances if incentives were offered through a third party financing source. The international exclusivity fee arrangement remains unchanged and the dealer exclusivity fee was terminated.

Participation Agreement

In June 2008 Old GM, along with FIM Holdings entered into the GMAC Participation Agreement with GMAC, which provided that both parties would provide specified loan amounts to GMAC to fund ResCap. Through December 2008 Old GM funded the maximum obligation of $368 million. Old GM recorded interest income of $21 million in the year ended 2008 related to the GMAC Participation Agreement.

In December 2008 Old GM and FIM Holdings entered into the GMAC Exchange Agreement with GMAC. Pursuant to the GMAC Exchange Agreement, Old GM and FIM Holdings exchanged their respective amounts funded under the GMAC Participation Agreement for 79,368 Class B Common Membership Interests and 82,608 Class A Common Membership Interests. As the carrying amount of the amount funded under the GMAC Participation Agreement approximated fair value, Old GM did not recognize a gain or loss on the exchange.

Contractual Exposure Limit

An agreement between GMAC and Old GM limited certain unsecured obligations to GMAC in the U.S. arising from the GMAC Services Agreements to $1.5 billion. In accordance with the Amended Financing Agreement, Old GM and GMAC agreed to increase the probable potential unsecured exposure limit from $1.5 billion in the United States to $2.1 billion globally. In addition, GMAC’s maximum potential unsecured exposure to us cannot exceed $4.1 billion globally. Old GM and GMAC also agreed to reduce the global unsecured obligation limit from $2.1 billion to $1.5 billion by December 30, 2010. Additionally, Old GM and GMAC agreed that the sum of the maximum unsecured and committed secured exposures at December 30, 2010 will not exceed the greater of $3.0 billion or 15% of GMAC’s capital.

Vehicle Repurchase Obligations

In May 2009 Old GM and GMAC agreed to expand Old GM’s repurchase obligations for GMAC financed inventory at certain dealers in Europe, Brazil and Mexico. In November 2008 Old GM and GMAC agreed to expand repurchase obligations for GMAC financed inventory at certain dealers in the United States and Canada. Prior to November 2008, Old GM was obligated, pursuant to dealer agreements, to repurchase certain GMAC financed inventory, limited to current model year vehicles and prior model year vehicles in dealer inventory less than 120 days, in the event of a termination of the related dealer’s sales and service agreement. The current agreement with GMAC requires the repurchase of GMAC financed inventory invoiced to dealers after September 1, 2008, with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer’s sales and service agreement. Repurchase obligations exclude vehicles which are damaged, have excessive mileage or have been altered. The repurchase obligation ended in August 2009 for vehicles invoiced through August 2008, ends in August 2010 for vehicles invoiced through August 2009 and ends August 2011 for vehicles invoiced through August 2010.

The maximum potential amount of future payments required to be made to GMAC under this guarantee would be based on the repurchase value of total eligible vehicles financed by GMAC in dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer. The fair value of the guarantee, which considers the likelihood of dealers terminating and estimated loss exposure for ultimate disposition of vehicles, was recorded as a reduction of revenue.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Automotive Retail Leases

In November 2006 GMAC transferred automotive retail leases to Old GM, along with related debt and other assets. GMAC retained an investment in a note, which is secured by the automotive retail leases. GMAC continues to service the portfolio of automotive retail leases and related debt and receives a servicing fee. GMAC is obligated, as servicer, to repurchase any equipment on operating leases that are in breach of any of the covenants in the securitization agreements. In addition, in a number of the transactions securitizing the equipment on operating leases, the trusts issued one or more series of floating rate debt obligations and entered into derivative transactions to eliminate the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To facilitate these securitization transactions, GMAC entered into secondary derivative transactions with the primary derivative counterparties, essentially offsetting the primary derivatives. As part of the transfer, Old GM assumed the rights and obligations of the primary derivative while GMAC retained the secondary, leaving both companies exposed to market value movements of their respective derivatives. Old GM subsequently entered into derivative transactions with GMAC that are intended to offset the exposure each party has to its component of the primary and secondary derivatives.

Royalty Arrangement

For certain insurance products, Old GM entered into 10-year intellectual property license agreements with GMAC giving GMAC the right to use the GM name on certain products. In exchange, GMAC pays a royalty fee of 3.25% of revenue, net of cancellations, related to these products with a minimum annual guarantee of $15 million in the United States.

Balance Sheet

The following table summarizes the balance sheet effects of transactions with GMAC (dollars in millions):

	Successor	Predecessor
	December 31, 2009	December 31, 2008
Assets
Accounts and notes receivable, net (a)	$404	$661
Restricted cash (b)	$127	$481
Other assets (c)	$27	$3
Liabilities
Accounts payable (d)	$131	$294
Short-term debt and current portion of long-term debt (e)	$1,077	$2,295
Accrued expenses and other liabilities (f)	$817	$569
Long-term debt (g)	$59	$101
Other non-current liabilities (h)	$383	$1,389

(a)	Represents wholesale settlements due from GMAC, amounts owed by GMAC with respect to automotive retail leases and receivables for exclusivity fees and royalties.

(b)	Represents certificates of deposit purchased from GMAC that are pledged as collateral for certain guarantees provided to GMAC in Brazil in connection with dealer floor plan financing.

(c)	Primarily represents distributions due from GMAC on our investments in GMAC preferred stock and Preferred Membership Interests.

(d)	Primarily represents amounts billed to us and Old GM and payable related to incentive programs.

(e)

Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which Old GM owned and which we subsequently purchased or in which we have and Old GM had an equity interest. In addition, it includes borrowing arrangements with various foreign locations and arrangements related to GMAC’s

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(f)	Primarily represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by GMAC in North America. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and amounts owed under lease pull-ahead programs. In addition it includes interest accrued on the transactions in (e) above.

(g)	Primarily represents the long-term portion of term loans from GMAC to certain consolidated dealerships and a note payable with respect to automotive retail leases.

(h)	Primarily represents long-term portion of liabilities for marketing incentives on vehicles financed by GMAC.

Statement of Operations

The following table summarizes the income statement effects of transactions with GMAC (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net sales revenue (reduction) (a)	$(259)	$207	$(2,350)	$(4,041)
Cost of sales and other expenses (b)	$113	$180	$688	$590
Interest income and other non-operating income, net (c)	$127	$166	$192	$433
Interest expense (d)	$121	$100	$221	$229
Servicing expense (e)	$22	$16	$144	$167
Derivative gains (losses) (f)	$(1)	$(2)	$(4)	$19

(a)	Primarily represents the (reduction) or increase in net sales and revenues for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by GMAC. This includes the estimated amount of residual support accrued under residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to GMAC for employee and governmental lease programs and third party resale purposes.

(b)	Primarily represents cost of sales on the sale of vehicles to GMAC for employee and governmental lease programs and third party resale purposes. Also includes miscellaneous expenses on services performed by GMAC.

(c)	Represents income on our investments in GMAC preferred stock and Preferred Membership Interests, exclusivity and royalty fee income and reimbursements by GMAC for certain services provided to GMAC. Included in this amount is rental income related to GMAC’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires in November 2016.

(d)	Represents interest incurred on term loans, notes payable and wholesale settlements.

(e)	Represents servicing fees paid to GMAC on certain automotive retail leases.

(f)	Represents amounts recorded in connection with a derivative transaction entered into with GMAC as the counterparty.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 31. Transactions with MLC

In connection with the 363 Sale, we and MLC entered into a Transition Services Agreement (TSA), pursuant to which, among other things, we provide MLC with certain transition services and support functions in connection with their operation and ultimate liquidation in bankruptcy. MLC is required to pay the applicable usage fees specified with respect to various types of services under the TSA. The obligation to provide services under the TSA will terminate on the applicable dates specified in the agreement with respect to each such service, the latest such date being December 31, 2013. Types of services provided under the TSA included: (1) property management; (2) assistance in idling certain facilities; (3) provisions of access rights and storage of personal property at certain facilities; (4) security; (5) administrative services including accounting, treasury and tax; (6) purchasing; (7) information systems and services support; (8) communication services to the public; and (9) splinter union services including payroll and benefits administration. Services MLC provides to us under the TSA include: (1) provisions of access rights and storage of personal property at certain facilities; (2) assistance in obtaining certain permits and consents to permit us to own and operate purchased assets in connection with the 363 Sale; (3) allowing us to manage and exercise our rights under the TSA; and (4) use of certain real estate and equipment while we are in negotiation to assume or renegotiate certain leases or enter into agreements to purchase certain lease-related assets. At December 31, 2009 we are only obligated to provide tax services under the TSA.

Statement of Operations

The following table summarizes the income statement effects of transactions with MLC (dollars in millions):

Successor
July 10, 2009 Through December 31, 2009
Cost of sales (a)	$(8)
Interest income and other non-operating income, net	$1

(a)	Primarily related to royalty income partially offset by reimbursements for engineering expenses incurred by MLC.

Balance Sheet

The following table summarizes the balance sheet effects of transactions with MLC (dollars in millions):

Successor
December 31, 2009
Accounts and notes receivable, net (a)	$16
Other assets	$1
Accounts payable (a)	$59
Accrued expenses and other liabilities	$(1)

(a)	Primarily related to the purchase and sale of component parts.

Cash Flow

The following table summarizes the cash flow effects of transactions with MLC (dollars in millions):

Successor
July 10, 2009 Through December 31, 2009
Operating (a)	$(88)
Financing (b)	$25

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Primarily includes payments to and from MLC related to the purchase and the sale of component parts.

(b)	Funding provided to a facility in Strasbourg, France, that MLC retained. We have reserved $16 million against the advanced amounts.

Note 32. Supplementary Quarterly Financial Information (Unaudited)

The following tables summarize supplementary quarterly financial information (dollars in millions, except for per share amounts):

	Successor		Predecessor
	July 10, 2009 Through September 30, 2009	4th Quarter	1st Quarter	2nd Quarter	July 1, 2009 Through July 9, 2009
2009
Net sales and revenue	$25,147	$32,327	$22,431	$23,047	$1,637
Gross margin (loss)	$1,593	$(500)	$(2,180)	$(6,337)	$(182)
Net income (loss)	$(571)	$(3,215)	$(5,899)	$(13,237)	$128,139
Net income (loss) attributable to common stockholders	$(908)	$(3,520)	$(5,975)	$(12,905)	$127,998
Net income (loss) attributable to common stockholders, per share, basic	$(2.20)	$(8.53)	$(9.78)	$(21.12)	$209.49
Net income (loss) attributable to common stockholders, per share, diluted	$(2.20)	$(8.53)	$(9.78)	$(21.12)	$209.38

	Predecessor
	Quarters
	1st	2nd	3rd	4th
2008
Net sales and revenue	$42,383	$38,010	$37,808	$30,778
Gross margin (loss)	$4,231	$(5,482)	$3,287	$(2,314)
Net loss	$(3,209)	$(15,580)	$(2,610)	$(9,652)
Net loss attributable to common stockholders	$(3,282)	$(15,513)	$(2,552)	$(9,596)
Net loss attributable to common stockholders, per share, basic and diluted	$(5.80)	$(27.40)	$(4.47)	$(15.71)

GM

Results for the three months ended December 31, 2009 included:

•	Impairment charges of $270 million related to our investment in GMAC common stock.

•	Settlement loss of $2.6 billion related to the 2009 UAW Settlement Agreement.

Results for the period July 10, 2009 through September 30, 2009 included:

•	Charges of $195 million related to dealer wind-down agreements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Old GM

Results for the period July 1, 2009 through July 9, 2009 included:

•	Accelerated debt discount amortization of $600 million on the DIP Facility.

•	Reorganization gains, net of $129.3 billion. Refer to Note 2 for additional information on these gains.

•	Charges of $398 million related to dealer wind-down agreements.

Results for the three months ended June 30, 2009 included:

•	Gain of $2.5 billion on the disposition of GMAC Common Membership Interests partially offset by a loss on extinguishment of the UST GMAC Loan of $2.0 billion.

•	Accelerated debt discount amortization of $1.6 billion on the DIP Facility.

•	Charges of $1.9 billion related to U.S. salaried and hourly headcount reduction programs.

•	Restructuring charges of $1.1 billion related to SUB and TSP.

•	Reorganization costs of $1.1 billion, primarily related to loss on extinguishment of debt of $958 million.

•	Impairment charges of $239 million related to product-specific tooling assets.

Results for the three months ended March 31, 2009 included:

•	Old GM amended the terms of its U.S. term loan and recorded a gain of $906 million on the extinguishment of the original loan facility.

•	Upon Saab’s filing for reorganization, Old GM recorded charges of $618 million related to its net investment in, and advances to, Saab and other commitments and obligations.

•	Impairment charges of $327 million related to product-specific tooling assets and cancelled powertrain programs.

Results for the three months ended December 31, 2008 included:

•

Impairment charges of $5.1 billion related to Old GM’s investment in GMAC Common Membership Interests and its proportionate share of GMAC’s net income of $3.7 billion which included a $5.6 billion gain related to GMAC’s bond exchange.

•	Charges of $1.1 billion related to establishing valuation allowances against Old GM’s net deferred tax assets in various tax jurisdictions.

•	Impairment charges of $2.5 billion related to long-lived assets, Equipment on operating leases, net and goodwill.

•	Charges of $662 million related to Old GM’s estimated obligations under the Delphi-GM Settlement Agreements and Delphi Benefit Guarantee Agreements.

•	Charges of $604 million related to capacity actions in the U.S. and Canada.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results for the three months ended September 30, 2008 included:

•	Impairment charges of $251 million related to Old GM’s investment in GMAC Preferred Membership Interests.

•	Charges of $652 million related to Old GM’s estimated obligations under the Delphi-GM Settlement Agreements and Delphi Benefit Guarantee Agreements.

•	A net curtailment gain of $4.9 billion related to the accelerated recognition of unamortized net prior service credit due to the 2008 UAW Settlement Agreement becoming effective.

•	Charges of $1.7 billion related to the settlement loss associated with the elimination of healthcare coverage for U.S. salaried retirees over age 65.

•	Charges of $591 million related to capacity actions in the U.S. and Canada.

Results for the three months ended June 30, 2008 included:

•	Impairment charges of $1.3 billion related to Old GM’s investment in GMAC Common and Preferred Membership Interests.

•	Charges of $2.8 billion related to Old GM’s estimated obligations under the Delphi-GM Settlement Agreements and Delphi Benefit Guarantee Agreements.

•	Curtailment and other charges of $3.3 billion related to the 2008 UAW and IUE-CWA Special Attrition Programs.

•	Charges of $1.1 billion related to capacity actions in the U.S. and Canada.

•

An immaterial correction of Old GM’s previous accounting for derivatives by recording in Net sales and revenue losses of $407 million which had been inappropriately deferred in Accumulated other comprehensive income (loss). Of this amount, $250 million should have been recorded in earnings in the three months ended March 31, 2008 and the remainder should have been recorded in prior periods, predominantly in the year ended 2007.

Results for the three months ended March 31, 2008 included:

•	Impairment charges of $1.5 billion related to Old GM’s investment in GMAC Common and Preferred Membership Interests.

•	Charges of $394 million related to deferred tax asset valuation allowances in Spain and the United Kingdom.

Note 33. Segment Reporting

We develop, produce and market cars, trucks and parts worldwide. We do so through our three segments: GMNA, GME and GMIO.

Substantially all of the cars, trucks and parts produced are marketed through retail dealers in North America, and through distributors and dealers outside of North America, the substantial majority of which are independently owned.

In addition to the products sold to dealers for consumer retail sales, cars and trucks are also sold to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. Sales to fleet customers are completed through the network of dealers and in some cases sold directly to fleet customers. Retail and fleet customers can obtain a wide range of aftersale vehicle services and products through the dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories and extended service warranties.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
• Chevrolet

At December 31, 2009 we also had equity ownership stakes directly or indirectly through various regional subsidiaries, including GM Daewoo, SGM, SGMW and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). These companies design, manufacture and market vehicles under the following brands:

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize key financial information by segment (dollars in millions):

	Successor
	GMNA	GME	GMIO	Eliminations	Corporate	Total
At and For the Period July 10, 2009 Through December 31, 2009
Sales
External customers	$31,454	$11,340	$14,535	$—	$—	$57,329
Intersegment	972	180	972	(2,124)	—	—

Total sales	32,426	11,520	15,507	(2,124)	—	57,329
Other revenue	—	—	—	—	145	145

Total net sales and revenue	$32,426	$11,520	$15,507	$(2,124)	$145	$57,474

Income (loss) attributable to common stockholders before interest and income taxes	$(4,719)	$(805)	$1,198	$(37)	$(323)	$(4,686)
Interest income	—	—	—	—	184	184
Interest expense	—	—	—	—	694	694
Loss on extinguishment of debt	(101)	—	—	—	—	(101)

Income (loss) attributable to stockholders before income taxes	(4,820)	(805)	1,198	(37)	(833)	(5,297)
Income tax expense (benefit)	—	—	—	—	(1,000)	(1,000)

Net income (loss) attributable to stockholders	$(4,820)	$(805)	$1,198	$(37)	$167	$(4,297)

Equity in net assets of nonconsolidated affiliates	$1,928	$287	$5,694	$—	$27	$7,936
Total assets	$78,719	$19,140	$26,362	$(25,192)	$37,266	$136,295
Goodwill	$26,409	$3,335	$928	$—	$—	$30,672
Expenditures for property	$959	$573	$381	$—	$1	$1,914
Depreciation, amortization and impairment	$2,732	$952	$447	$—	$110	$4,241
Equity income (loss), net of tax	$(7)	$32	$472	$—	$—	$497
Significant noncash charges
Impairment charges related to investment in GMAC common stock	$—	$—	$—	$—	$270	$270
UAW OPEB healthcare settlement	2,571	—	—	—	—	2,571

Total significant noncash charges	$2,571	$—	$—	$—	$270	$2,841

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMNA	GME	GMIO	Eliminations	Corporate	Total
At and For the Period January 1, 2009 Through July 9, 2009
Sales
External customers	$23,490	$12,419	$10,878	$—	$—	$46,787
Intersegment	701	171	800	(1,672)	—	—

Total sales	24,191	12,590	11,678	(1,672)	—	46,787
Other revenue	—	—	—	—	328	328

Total net sales and revenue	$24,191	$12,590	$11,678	$(1,672)	$328	$47,115

Income (loss) attributable to common stockholders before interest and income taxes	$(11,092)	$(2,823)	$(956)	$102	$899	$(13,870)
Interest income	—	—	—	—	183	183
Interest expense	—	—	—	—	5,428	5,428
Reorganization gains, net (a)	—	—	—	—	128,155	128,155
Loss on extinguishment of debt	—	—	—	—	(1,088)	(1,088)

Income (loss) attributable to stockholders before income taxes	(11,092)	(2,823)	(956)	102	122,721	107,952
Income tax expense (benefit)	—	—	—	—	(1,166)	(1,166)

Net income (loss) attributable to stockholders	$(11,092)	$(2,823)	$(956)	$102	$123,887	$109,118

Expenditures for property	$2,282	$830	$381	$—	$24	$3,517
Depreciation, amortization and impairment	$4,759	$1,496	$476	$—	$142	$6,873
Equity in income (loss) of and disposition of interest in GMAC	$—	$—	$—	$—	$1,380	$1,380
Equity income (loss), net of tax	$(277)	$30	$307	$—	$1	$61
Significant noncash charges (gains)
Gain on extinguishment of debt	$—	$—	$—	$—	$(906)	$(906)
Loss on extinguishment of UST GMAC Loan	—	—	—	—	1,994	1,994
Gain on conversion of UST GMAC Loan	—	—	—	—	(2,477)	(2,477)
Reversal of valuation allowances against deferred tax assets	—	—	—	—	(751)	(751)
Impairment charges related to equipment on operating leases	11	36	—	—	16	63
Impairment charges related to long-lived assets	320	237	9	—	—	566
Reorganization gains, net (a)	—	—	—	—	(128,563)	(128,563)

Total significant noncash charges (gains)	$331	$273	$9	$—	$(130,687)	$(130,074)

(a)	Refer to Note 2 for additional information on Reorganization gains, net.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMNA	GME	GMIO	Eliminations	Corporate	Total
At and For the Year Ended December 31, 2008
Sales
External customers	$82,938	$32,440	$32,354	$—	$—	$147,732
Intersegment	3,249	1,948	4,496	(9,693)	—	—

Total sales	86,187	34,388	36,850	(9,693)	—	147,732
Other revenue	—	—	—	—	1,247	1,247

Total net sales and revenue	$86,187	$34,388	$36,850	$(9,693)	$1,247	$148,979

Income (loss) attributable to common stockholders before interest and income taxes	$(12,203)	$(2,637)	$473	$51	$(13,034)	$(27,350)
Interest income	—	—	—	—	655	655
Interest expense	—	—	—	—	2,525	2,525
Gain on extinguishment of debt	—	—	—	—	43	43

Income (loss) attributable to stockholders before income taxes	(12,203)	(2,637)	473	51	(14,861)	(29,177)
Income tax expense (benefit)	—	—	—	—	1,766	1,766

Net income (loss) attributable to stockholders	$(12,203)	$(2,637)	$473	$51	$(16,627)	$(30,943)

Equity in net assets of nonconsolidated affiliates	$32	$279	$1,321	$—	$514	$2,146
Total assets	$63,207	$22,643	$18,301	$(70,539)	$57,427	$91,039
Expenditures for property	$4,242	$1,563	$1,188	$—	$537	$7,530
Depreciation, amortization and impairment	$5,910	$2,358	$938	$—	$808	$10,014
Equity in income (loss) of and disposition of interest in GMAC	$—	$—	$—	$—	$(6,183)	$(6,183)
Equity income (loss), net of tax	$(201)	$56	$329	$—	$2	$186
Significant noncash charges (gains)
Impairment charges related to investment in GMAC Common Membership Interests	$—	$—	$—	$—	$7,099	$7,099
Impairment charges related to investment in GMAC Preferred Membership Interests	—	—	—	—	1,001	1,001
Impairment charges related to equipment on operating leases	380	222	—	—	157	759
Impairment charges related to investments in NUMMI and CAMI	119	—	—	—	—	119
Other than temporary impairment charges related to debt and equity securities	47	—	—	—	15	62
Impairment charges related to goodwill	154	456	—	—	—	610
Impairment charges related to long-lived assets	411	497	102	—	—	1,010
Net curtailment gain related to finalization of Settlement Agreement	(4,901)	—	—	—	—	(4,901)
Salaried post-65 healthcare settlement	1,704	—	—	—	—	1,704
CAW settlement	340	—	—	—	—	340
Valuation allowances against deferred tax assets	—	—	—	—	1,450	1,450

Total significant noncash charges (gains)	$(1,746)	$1,175	$102	$—	$9,722	$9,253

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMNA	GME	GMIO	Eliminations	Corporate	Total
At and For the Year Ended December 31, 2007
Sales
External customers	$109,024	$35,562	$33,008	$—	$—	$177,594
Intersegment	3,424	1,916	4,051	(9,391)	—	—

Total sales	112,448	37,478	37,059	(9,391)	—	177,594
Other revenue	—	—	—	—	2,390	2,390

Total net sales and revenue	$112,448	$37,478	$37,059	$(9,391)	$2,390	$179,984

Income (loss) attributable to common stockholders before interest and income taxes	$(2,673)	$(410)	$1,911	$(35)	$(3,173)	$(4,380)
Interest income	—	—	—	—	1,228	1,228
Interest expense	—	—	—	—	3,076	3,076
Loss on extinguishment of debt	—	—	—	—	—	—

Income (loss) attributable to stockholders before income taxes	(2,673)	(410)	1,911	(35)	(5,021)	(6,228)
Income tax expense (benefit)	—	—	—	—	36,863	36,863
Income from discontinued operations, net of tax	256	—	—	—	—	256
Gain on sale of discontinued operations, net of tax	4,293	—	—	—	—	4,293

Net income (loss) attributable to stockholders	$1,876	$(410)	$1,911	$(35)	$(41,884)	$(38,542)

Expenditures for property	$5,029	$1,311	$1,119	$—	$83	$7,542
Depreciation, amortization and impairment	$5,660	$1,679	$878	$—	$1,296	$9,513
Equity in income (loss) of and disposition of interest in GMAC	$—	$—	$—	$—	$(1,245)	$(1,245)
Equity income (loss), net of tax	$22	$44	$456	$—	$2	$524
Significant noncash charges
Impairment charges related to equipment on operating leases	$44	$90	$—	$—	$—	$134
Impairment charges related to long-lived assets	240	—	19	—	—	259
Other than temporary impairment charges related to debt and equity securities	72	—	—	—	—	72
Change in amortization period for pension prior service cost	1,561	—	—	—	—	1,561
Valuation allowances against deferred tax assets	—	—	—	—	37,770	37,770

Total significant noncash charges	$1,917	$90	$19	$—	$37,770	$39,796

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue is attributed to geographic areas based on the country in which the product is sold, except for revenue from certain joint ventures. In such case, the revenue is attributed based on the geographic location of the joint venture. The following table summarizes information concerning principal geographic areas (dollars in millions):

	Successor		Predecessor
	At and For the Period July 10, 2009 Through December 31, 2009		At and For the Period January 1, 2009 Through July 9, 2009		At and For the Year Ended 2008		At and for the Year Ended 2007
	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets
North America
U.S.	$28,007	$9,487	$21,152	$20,742	$75,382	$25,105	$100,144	$32,293
Canada and Mexico	4,682	2,728	3,486	5,943	12,983	5,898	14,758	5,772

Total North America	32,689	12,215	24,638	26,685	88,365	31,003	114,902	38,065
Europe
France	923	17	1,024	67	2,629	264	2,699	309
Germany	2,851	2,299	3,817	3,670	6,663	4,013	6,147	4,172
Italy	1,119	192	1,221	169	3,169	183	3,671	256
Russia	246	118	430	264	2,061	237	1,516	81
Spain	862	778	609	1,206	1,711	1,230	2,911	1,359
Sweden	—	—	76	—	1,195	833	2,330	1,207
United Kingdom	2,531	815	2,749	1,189	7,142	1,066	7,950	1,214
Other	2,800	797	2,518	1,557	7,939	1,332	8,273	2,266

Total Europe	11,332	5,016	12,444	8,122	32,509	9,158	35,497	10,864
International Operations
Brazil	4,910	1,142	3,347	1,081	8,329	890	6,477	1,026
Venezuela	850	46	981	43	2,107	43	3,169	41
Australia	1,653	388	1,201	1,066	3,355	1,014	3,744	1,452
Korea	3,014	982	2,044	1,941	7,131	2,115	9,219	2,443
Thailand	166	151	103	383	560	395	457	433
Other	2,210	411	1,825	580	5,201	501	5,072	514

Total International Operations	12,803	3,120	9,501	5,094	26,683	4,958	28,138	5,909
All Other	650	1,066	532	92	1,422	130	1,447	187

Total consolidated	$57,474	$21,417	$47,115	$39,993	$148,979	$45,249	$179,984	$55,025

The following table summarizes the aggregation of principal geographic information by U.S. and non-U.S. (dollars in millions):

	Successor		Predecessor
	At and For the Period July 10, 2009 Through December 31, 2009		At and For the Period January 1, 2009 Through July 9, 2009		At and For the Year Ended 2008		At and For the Year Ended 2007
	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets
U.S.	$28,007	$9,487	$21,152	$20,742	$75,382	$25,105	$100,144	$32,293
Non-U.S.	29,467	11,930	25,963	19,251	73,597	20,144	79,840	22,732

Total U.S. and non-U.S.	$57,474	$21,417	$47,115	$39,993	$148,979	$45,249	$179,984	$55,025

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 34. Supplemental Information for Consolidated Statements of Cash Flows

The following table summarizes the sources (uses) of cash provided by changes in other operating assets and liabilities (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Accounts receivable	$178	$(268)	$1,315	$(821)
Prepaid expenses and other deferred charges	433	1,416	(287)	(660)
Inventories	(906)	3,509	77	(768)
Accounts payable	5,051	(8,846)	(4,556)	1,119
Income taxes payable	589	606	1,044	(1,311)
Accrued expenses and other liabilities	(2,913)	(6,815)	1,607	(851)
Fleet rental — acquisitions	(1,198)	(961)	(4,157)	(6,443)
Fleet rental — liquidations	1,371	1,130	5,051	6,323

Total	$2,605	$(10,229)	$94	$(3,412)

Cash paid for interest	$618	$2,513	$2,484	$3,346

Note 35. Subsequent Events

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables Program

In December 2009 we announced the termination of the Receivables Program, in accordance with its terms, effective in April 2010. At December 31, 2009 the UST had outstanding loans of $150 million to the Receivables Program. In the three months ended March 31, 2010 these loans were paid in full.

Sale of 1% Interest in Shanghai General Motors Co., Ltd.

In February 2010 we sold a 1% ownership interest in SGM to SAIC, reducing our ownership interest to 49%. The sale of the 1% ownership interest to SAIC was predicated on our ability to work with SAIC to put in place a $400 million loan from a commercial bank to us. In exchange for the sale of the 1% ownership interest, we primarily received cash and a call option to repurchase the 1% under certain conditions with SAIC having a put option to sell the 1% ownership interest back to us at any time. As part of the loan arrangement SAIC provided a commitment whereby, in the event of default, SAIC will purchase the ownership interest in SGM that we pledged as collateral for the loan. A portion of the proceeds from the sale of the 1% ownership interest will be allocated to the fair value of the credit enhancement provided by SAIC.

HUMMER

In February 2010 we announced Tengzhong Heavy Industrial Machinery Co., Ltd. was unable to complete the acquisition of HUMMER. We will now work closely with HUMMER employees, dealers and suppliers to wind-down the business in an orderly and responsible manner.

Sale of Saab

As previously discussed, in February 2010 we completed the sale of Saab to Spyker Cars N.V. Of the negotiated cash purchase price of $74 million, we received $50 million at closing and will receive the remaining $24 million in July 2010. We also received preference shares in Saab with a face value of $326 million and an estimated fair value that is insignificant. In addition, we received $114 million as a repayment of the DIP financing that we previously provided to Saab during 2009.

Opel/Vauxhall Restructuring Activities

In February 2010 we presented our plan for the long-term viability of our Opel/Vauxhall operations to the German government. Adam Opel GmbH (Adam Opel) is in discussions with European governments to receive funding support. Our plan includes:

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Repayment of UST Loans and Canadian Loan

In March 2010 we made payments of $1.0 billion and $192 million on the UST Loans and Canadian Loan. Upon making such payments, equivalent amounts were released to us from escrow. At March 31, 2010 the carrying amounts of the UST Loans and Canadian Loan were $4.7 billion and $1.0 billion.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

*  *  *  *  *  *  *

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chairman and CEO and our Vice Chairman and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2009. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2009, utilizing the criteria discussed in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting at December 31, 2009, we identified the following material weakness:

Controls over the period-end financial reporting process were not effective. Specifically, certain controls designed and implemented to address the identified material weakness in the period-end financial reporting process, as subsequently discussed, have not had a sufficient period of time to operate for our management to conclude that they are operating effectively. This inability to conclude is largely due to the challenging accounting environment associated with the combination of the Chapter 11 Proceedings, the related application of fresh-start reporting at a mid-month date, and the need for concurrent preparation of U.S. GAAP financial statements for multiple accounting periods during the six month period after the completion of the 363 Sale. As such, it is reasonably possible that our consolidated financial statements could contain a material misstatement or that we could miss a filing deadline in the future.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Based on our assessment, and because of the material weakness previously discussed, we have concluded that our internal control over financial reporting was not effective at December 31, 2009.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Material Weakness, Remediation and Changes in Internal Controls

At December 31, 2008, Old GM determined that its internal control over financial reporting was not effective because of a material weakness related to ineffective controls over the period-end financial reporting process. This ineffective process resulted in a significant number and magnitude of out-of-period adjustments to Old GM’s consolidated financial statements. Specifically, controls were not effective to ensure that accounting estimates and other adjustments were appropriately reviewed, analyzed and monitored by competent accounting staff on a timely basis. Additionally, some of the adjustments recorded related to account reconciliations not being performed effectively. These ineffective controls continued to exist at the Company after the 363 Sale.

In the year ended 2009, there was significant progress made in remediating the material weakness, including the following:

•	Improved trial balance and account ownership;

•	Improved adherence to account reconciliation policies and procedures;

•	Documented roles and responsibilities for close processes;

•	Implemented new consolidation software;

•	Implemented consolidation procedures;

•	Improved management reporting and analysis procedures;

•	Implemented a new issue management process;

•	Implemented a standardized account reconciliation quality assurance program;

•	Implemented improved manual journal entry procedures; and

•	Implemented improved disclosure procedures.

We believe that the remediation activities previously discussed would have been sufficient to allow us to conclude that the previously identified material weakness no longer existed at December 31, 2009. However, as discussed in Note 2 to the consolidated financial statements, in the year ended 2009 Old GM entered into the Chapter 11 Proceedings and we acquired substantially all of Old GM’s assets and certain of its liabilities in the 363 Sale, necessitating the development and implementation of additional processes related to accounting for bankruptcy and subsequent fresh-start reporting. We introduced additional processes and controls designed to ensure the accuracy, validity and completeness of the fresh-start reporting adjustments. Additionally, we prepared financial statements for multiple accounting periods concurrently during the six month period after the completion of the 363 Sale. The sheer complexity of the fresh-start reporting adjustments, and the number of accounting periods open at one time, did not allow our management to have clear visibility into the operational effectiveness of the newly remediated controls within the period-end financial reporting process and in some cases did not provide our management with sufficient opportunities to test the operating effectiveness of these remediated controls prior to year-end. Because of the inability to sufficiently test the operating effectiveness of certain remediated internal controls, we concluded that a material weakness in the period-end financial reporting process exists at December 31, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Corporate Accounting and other key departments augmented their resources by utilizing external resources and performing additional closing and bankruptcy related procedures in the year ended 2009. As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that our consolidated financial statements at and for the period July 10, 2009 through December 31, 2009 and Old GM’s consolidated financial statements at and for the period January 1, 2009 through July 9, 2009, fairly present in all material respects the financial condition and results of operations in conformity with U.S. GAAP.

Other than as previously discussed, there have not been any other changes in our internal control over financial reporting in the three months ended December 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ EDWARD E. WHITACRE, JR.	/s/ CHRISTOPHER P. LIDDELL
Edward E. Whitacre, Jr.	Christopher P. Liddell
Chairman and Chief Executive Officer	Vice Chairman and Chief Financial Officer

April 7, 2010	April 7, 2010

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and procedures and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

*  *  *  *  *  *  *

Item 9B. Other Information

None

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to the Corporation’s directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and Chief Accounting Officer and any other persons performing similar functions. The text of our code of ethics, “Winning With Integrity,” has been posted on our website at http://investor.gm.com at “Investor Information — Corporate Governance.” We will provide a copy of the code of ethics without charge upon request to Corporate Secretary, General Motors Corporation, Mail Code 482-C38-B71, 300 Renaissance Center, P.O. Box 300, Detroit, MI 48265-3000.

Stockholders Agreement

On October 15, 2009, in connection with the holding company merger, we, the UST, the New VEBA and Canada Holdings entered into a Stockholders Agreement, which replaced and is substantially identical to the prior Stockholders Agreement dated as of July 10, 2009 that we entered into in connection with the 363 Sale. The Stockholders Agreement provides that our Board of Directors shall initially consist of 13 members and that our initial Board of Directors will consist of 10 members designated by the UST, one member designated by the New VEBA, one member designated by Canada Holdings and our Chief Executive Officer. At all times prior to the termination of the Stockholders Agreement, at least two-thirds of the directors must be determined by our Board of Directors to be independent within the meaning of New York Stock Exchange (NYSE) rules, whether or not any of our shares of common stock are listed on the NYSE.

So long as the New VEBA holds at least 50% of the shares of our common stock it held at the closing of the 363 Sale, the New VEBA shall have the right to designate one nominee to our Board of Directors (which designation shall be subject to the consent of the UAW and, if the designated nominee is not independent within the meaning of NYSE rules, to the consent of the UST, which consent of the UST is not to be unreasonably withheld). Pursuant to the Stockholders Agreement, until the Public Distribution Date (as subsequently defined), our Board of Directors agrees to nominate and the stockholder parties to the Stockholders Agreement agree to appoint the director designated by the New VEBA to our Board of Directors. After the Public Distribution Date, subject to our Board of Directors’ approval, our Board of Directors shall nominate the New VEBA nominee to be elected a member of our Board of Directors and include the New VEBA nominee in our proxy statement and related materials in respect of the election to which the nomination pertains.

So long as Canada Holdings holds at least 50% of the shares of our common stock issued to it at the closing of the 363 Sale, Canada Holdings shall have the right, until the Public Distribution Date, to designate one nominee to our Board of Directors, who shall be independent within the meaning of NYSE rules (or if such nominee is not independent, the UST and Canada Holdings shall consult with each other in good faith prior to the election or appointment of such non-independent nominee of Canada Holdings). Pursuant to the Stockholders Agreement, our Board of Directors agrees to nominate and the stockholder parties to the Stockholders Agreement agree to appoint the director designated by Canada Holdings to our Board of Directors.

The Stockholders Agreement provides that, until the earlier of the Public Distribution Date and the respective termination of their obligations under the Stockholders Agreement, the UST and Canada Holdings (Government Holders) may vote their shares of our common stock at any meeting (whether annual or special) or by written consent on each matter presented to our stockholders in such manner as such Government Holder determines, provided that each Government Holder shall vote “for” any nominee designated by the New VEBA or Canada Holdings as described above that is standing for election. The Stockholders Agreement also provides that, after the Public Distribution Date and until the respective termination of their obligations under the Stockholders Agreement, the Government Holders will not vote their shares of our common stock at any meeting (whether annual or special) or by written consent, except that each Government Holder may vote its shares:

•	As its desires in a vote with respect to any removal of directors;

•

In a vote with respect to any election of directors as it desires only with respect to any candidates that are nominated by the Board of Directors, nominated by third parties or nominated by either Government Holder pursuant to a joint slate procedure (provided that each Government Holder will vote “for” any nominee designated by the New VEBA as described above that is standing for election);

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•

As it desires in a vote with respect to any acquisition or purchase of our capital stock, or of all or substantially all or our assets or any merger, consolidation, business combination, recapitalization or other extraordinary business transaction involving or otherwise relating to the Company, in each case, which would require a stockholder vote under Delaware law or our certificate of incorporation;

•	As it desires in a vote with respect to any amendment or modification to our certificate of incorporation or bylaws that would affect any matters relating to (1), (2) or (3) above; and

•

On each other matter presented to our stockholders, solely to the extent that the vote of the Government Holders is required for the stockholders to take action at a meeting at which a quorum is present and in that instance, in the same proportionate manner as the holders of common stock (other than the UST, Canada Holdings, New VEBA and its affiliates and the directors and executive officers of the Company) that were present and entitled to vote on such matter voted or consented in connection with each such matter.

The Stockholders Agreement provides that, until the termination of the Stockholders Agreement with respect to the New VEBA, the New VEBA will votes its shares at any meeting (whether annual or special) or by written consent on each matter presented to our stockholders in the same proportionate manner as the holders of our common stock (other than the New VEBA and its affiliates and our directors and executive officers) that were present and entitled to vote on such matter voted or consented in connection with each such matter.

The Stockholders Agreement also provides for special preemptive rights. Pursuant to the Stockholders Agreement, prior to a Public Distribution, we may not issue any shares of common stock unless, prior to such issuance, we offer such shares to each stockholder party to the Stockholders Agreement at the same price per share and upon the same terms and conditions. These preemptive rights do not apply to: (1) common stock issued as incentive shares to or for the benefit of employees, officers, directors and other service providers of the Company or any of our subsidiaries in accordance with the terms of the Stockholders Agreement or any applicable incentive plan of the Company; (2) securities issued upon conversion of convertible or exchangeable securities (including warrants) of the Company or any of our subsidiaries that were outstanding as of the date of the Stockholders Agreement or were not issued in violation of the Stockholders Agreement; and (3) a subdivision of shares of common stock (including any share distribution or split), any combination of shares of common stock (including any reverse share split), shares issued as a dividend or other distribution on the shares of common stock or any recapitalization, reorganization, reclassification or conversion of the Company or any of our subsidiaries.

The Stockholders Agreement also provides that the UST and Canada Holdings shall use their reasonable best efforts to exercise their demand registration rights under the equity registration rights agreement and cause a Public Distribution to occur no later than July 10, 2010, unless we are already taking steps and proceeding with reasonable diligence to effect a Public Distribution. In addition, pursuant to the Stockholders Agreement, until the Public Distribution Date, so long as Canada Holdings beneficially owns at least 5% of our outstanding common stock, we may not, without the prior written consent of Canada Holdings, take any action to effectuate: (1) a sale of all or substantially all of our assets; (2) any voluntary liquidation, dissolution or winding up of the Company; or (3) an issuance of our common stock at a price per share less than fair market value, as determined in good faith by our Board of Directors, other than pursuant to an employee benefit plan.

For purposes of this summary the term Public Distribution Date means the effective date of the registration statement relating to the Public Distribution, and the term Public Distribution means the earlier to occur of:

•	The initial underwritten initial public offering of our common stock, or

•

The later of the date on which a Company registration statement filed under the Exchange Act becomes effective and the date of distribution of the shares of our common stock owned by MLC pursuant to its plan of reorganization.

The rights, restrictions and obligations under the Stockholders Agreement shall terminate with respect to a stockholder party to the Stockholders Agreement when such stockholder party beneficially owns less than 2% of the shares of our common stock then issued and outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Directors of the Registrant

The names and ages, as of March 31, 2010, of our directors and their positions and offices are as follows:

Name and (Age)	Positions and Offices
Daniel F. Akerson (61)	Managing Director and Head of Global Buyout, The Carlyle Group
David Bonderman (67)	Co-Founding Partner and Managing General Partner, TPG
Erroll B. Davis, Jr. (65)	Chancellor, University System of Georgia
Stephen J. Girsky (47)	Vice Chairman, Corporate Strategy and Business Development, General Motors Company
E. Neville Isdell (66)	Retired Chairman and Chief Executive Officer, The Coca-Cola Company
Robert D. Krebs (67)	Retired Chairman and Chief Executive Officer, Burlington Northern Santa Fe Corporation
Kent Kresa (72)	Chairman Emeritus, Northrop Grumman Corporation
Philip A. Laskawy (69)	Retired Chairman and Chief Executive Officer, Ernst & Young LLP
Kathryn V. Marinello (53)	Former Chairman and Chief Executive Officer, Ceridian Corporation
Patricia F. Russo (57)	Former Chief Executive Officer, Alcatel-Lucent
Carol M. Stephenson (59)	Dean, Richard Ivey School of Business, The University of Western Ontario
Edward E. Whitacre, Jr. (68)	Chairman and Chief Executive Officer, General Motors Company

There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the directors named above. Other than as set forth in the Stockholders Agreement dated as of July 10, 2009 and amended October 15, 2009 by and among the Company, the UST, the New VEBA and Canada Holdings (Stockholders Agreement), which is described below, there is no arrangement or understanding between any of the directors named above and any other person pursuant to which he or she was elected as a director.

Daniel F. Akerson has been a member of our Board of Directors since July 24, 2009 and serves on the Directors and Corporate Governance (Chair) and Audit Committees. He has been Managing Director and Head of Global Buyout of The Carlyle Group since July 2009. He served as Managing Director and Co-Head of the U.S. Buyout Fund from 2003 to 2009. Prior to joining Carlyle, Mr. Akerson served as Chairman and Chief Executive Officer of XO Communications, Inc. from 1999 to January 2003. XO Communications, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in June 2002 and emerged from bankruptcy proceedings in January 2003. Mr. Akerson also served as Chairman of Nextel Communications from 1996 to 2001 and Chairman and Chief Executive Officer from 1996 to 1999. He held the offices of Chairman and Chief Executive Officer of General Instrument Corporation from 1993 to 1995. He is currently a director of American Express Company.

David Bonderman has been a member of our Board of Directors since July 24, 2009 and serves on the Directors and Corporate Governance and Executive Compensation Committees. He is Co-Founding Partner and Managing General Partner of TPG, a private investment firm he founded in 1992. Prior to forming TPG, Mr. Bonderman served as Chief Operating Officer of Robert M. Bass Group (now doing business as Keystone Group, L.P.) from 1983 to 1991. Mr. Bonderman currently serves as Chairman of the Board of Directors of Ryanair Holdings PLC and as a director of Armstrong Worldwide Industries, Inc., CoStar Group, Inc., a marketing and information services company in the commercial real estate industry, and Gemalto N.V., a digital security company. He also served as a director of Washington Mutual, Inc. (April 2008-December 2008), Burger King Holdings, Inc. (2002-2008), Seagate Technology, a hard drive and storage solutions manufacturer (2000-2004), and Continental Airlines, Inc. (1993-2004).

Erroll B. Davis, Jr. has been a member of our Board of Directors since July 10, 2009 and serves on the Audit and Investment Funds Committees. He was also a member of the Board of Old GM from 2007 to July 2009. Mr. Davis has served as Chancellor of the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

University System of Georgia, the governing and management authority of public higher education in Georgia, since 2006. From 2000 to 2006, Mr. Davis served as Chairman of Alliant Energy Corporation, and he held the offices of President and Chief Executive Officer from 1998 to 2005. He is currently a director of BP p.l.c., and Union Pacific Corporation. Mr. Davis also served as a director of PPG Industries, Inc. (1994-2007).

Stephen J. Girsky has been a member of our Board of Directors since July 10, 2009 and serves on the Investment Funds and Public Policy Committees. He has been GM Vice Chairman of Corporate Strategy and Business Development since March 1, 2010. Prior to that, he served as Senior Advisor to the Office of the Chairman of our company from December 2009 to February 2010 and President of S. J. Girsky & Company, an advisory firm, from January 2009 to March 1, 2010. From November 2008 to June 2009, Mr. Girsky was an advisor to the UAW. He served as President of Centerbridge Industrial Partners, LLC (Centerbridge), an affiliate of Centerbridge Partners, L.P., a private investment firm from 2006 to 2009. Prior to joining Centerbridge, Mr. Girsky was a special advisor to the Chief Executive Officer and the Chief Financial Officer of Old GM from 2005 to June 2006. From 1995 to 2005, he served as Managing Director at Morgan Stanley and a Senior Analyst of the Morgan Stanley Global Automotive and Auto Parts Research Team. Mr. Girsky also served as lead director of Dana Holding Corporation (2008-2009). He has been a member of the Adam Opel GmbH Supervisory Board since January 2010.

E. Neville Isdell has been a member of our Board of Directors since July 10, 2009 and serves on the Public Policy (Chair) and Directors and Corporate Governance Committees. He was also a member of the Board of Old GM from 2008 to July 2009. Mr. Isdell served as Chairman of The Coca-Cola Company from July 2008 until his retirement in April 2009. Prior to that, he held the offices of Chairman and Chief Executive Officer from 2004 to 2008. From 2002 to May 2004, he was an International Consultant to The Coca-Cola Company and head of his investment company, Collines Investments in Barbados. Mr. Isdell served as Chief Executive Officer of Coca-Cola Hellenic Bottling Company from 2000 to May 2001 and Vice Chairman from May 2001 to December 2001. He was Chairman and Chief Executive Officer of Coca-Cola Beverages Plc from 1998 to September 2000. Mr. Isdell also served as a director of SunTrust Banks, Inc. (2004-2008).

Robert D. Krebs has been a member of our Board of Directors since July 24, 2009 and serves on the Directors and Corporate Governance and Executive Compensation Committees. He served as Chairman of Burlington Northern Santa Fe Corporation (BNSF) from December 2000 until his retirement in 2002. Prior to that, he served as Chairman and Chief Executive Officer of BNSF from June 1999 until 2000. He held the offices of Chairman, President and Chief Executive Officer from 1997 to 1999. Mr. Krebs is currently a director of UAL Corporation. He also served as a director of Phelps Dodge Corporation, a mining company (now doing business as Freeport-McMoRan Copper & Gold, Inc.), from 1987 to 2006.

Kent Kresa has been a member of our Board of Directors since July 10, 2009 and serves on the Investment Funds (Chair) and Audit Committees. He was also a member of the Board of Old GM from 2003 to July 2009 and served as interim non-executive Chairman from March 2009 to July 2009. Mr. Kresa has served as Chairman Emeritus of Northrop Grumman Corporation since 2003. He held the offices of Chairman and Chief Executive Officer from 1990 to 2003. He currently serves as non-executive Chairman of the Board of Directors of Avery Dennison Corporation and as a director of Fluor Corporation and MannKind Corporation, a biopharmaceutical company.

Philip A. Laskawy has been a member of our Board of Directors since July 10, 2009 and serves on the Audit (Chair) and Investment Funds Committees. He was also a member of the Board of Old GM from 2003 to July 2009. Mr. Laskawy served as Chairman and Chief Executive Officer of Ernst & Young LLP from 1994 to 2001. Mr. Laskawy is non-executive Chairman of the Board of Directors of the Federal National Mortgage Association and a director of Henry Schein, Inc., Lazard Ltd, and Loews Corporation. He also served as a director of The Progressive Corporation (2001-2007) and Discover Financial Services (2007-2008).

Kathryn V. Marinello has been a member of our Board of Directors since July 10, 2009 and serves on the Investment Funds and Public Policy Committees. She was also a member of the Board of Old GM from 2007 to July 2009. Ms. Marinello served as Chairman and Chief Executive Officer of Ceridian Corporation, an information services company in the human resource, retail, and transportation markets from December 2007 to January 2010. Prior to that, she held the offices of President and Chief Executive Officer from 2006 to 2007. Before joining Ceridian, Ms. Marinello served as President and Chief Executive Officer of GE Fleet Services, a division of General Electric Company, from 2002 to October 2006.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Patricia F. Russo has been a member of our Board of Directors since July 24, 2009. She is Lead Director and serves on the Executive Compensation (Chair) and Directors and Corporate Governance Committees. She served as Chief Executive Officer of Alcatel-Lucent from 2006 to 2008. Prior to the merger of Alcatel and Lucent in 2006, she served as Chairman and Chief Executive Officer of Lucent Technologies, Inc. from February 2003 to 2006 and President and Chief Executive Officer from 2002 to 2003. Before rejoining Lucent in January 2002, Ms. Russo was President and Chief Operating Officer of Eastman Kodak Company from March 2001 to December 2001. Ms. Russo is currently a director of Alcoa Inc., and Merck & Co. Inc.

Carol M. Stephenson has been a member of our Board of Directors since July 24, 2009 and serves on the Investment Funds and Public Policy Committees. She has been Dean of the Richard Ivey School of Business at The University of Western Ontario (Ivey) since 2003. Prior to joining Ivey, Ms. Stephenson served as President and Chief Executive Officer of Lucent Technologies Canada from 1999 to 2003. Ms. Stephenson is currently a director of Intact Financial Services Corporation (formerly ING Canada), a provider of property and casualty insurance in Canada, and Manitoba Telecom Services Inc., a communications provider in Canada. She was a member of the General Motors of Canada Advisory Board from 2005 to July 2009.

Edward E. Whitacre, Jr. has been the Chairman of our Board of Directors since July 10, 2009. He has held the offices of Chairman and Chief Executive Officer of our company since December 1, 2009. He is also Chairman Emeritus of AT&T Inc., where he served as Chairman and Chief Executive Officer from 2005 until his retirement in 2007. Prior to the merger with AT&T, Mr. Whitacre served as Chairman and Chief Executive Officer of SBC Communications from 1990 to 2005. He is currently a director of Exxon Mobil Corporation. He also served as a director of Burlington Northern Santa Fe Corporation (1993-February 2010), Anheuser-Busch Companies, Inc. (1988-2008), Emerson Electric Co. (1990-2004), and The May Department Stores Company, now doing business as Macy’s Inc. (1989-2004).

Executive Officers of the Registrant

The names and ages, as of March 31, 2010, of our executive officers, other than Messrs. Whitacre and Girsky who are discussed above, and their positions and offices with General Motors are as follows:

Name and (Age)	Positions and Offices
Christopher P. Liddell (51)	Vice Chairman and Chief Financial Officer
Robert A. Lutz (78)	Vice Chairman
Thomas G. Stephens (61)	Vice Chairman, Global Product Operations
Timothy E. Lee (59)	President, GM International Operations
David N. Reilly (60)	President, GM Europe
Mark L. Reuss (46)	President, GM North America
Mary T. Barra (48)	Vice President, Global Human Resources
Selim Bingol (49)	Vice President, Communications
Walter G. Borst (48)	Vice President and Treasurer
Nicholas S. Cyprus (56)	Vice President, Controller and Chief Accounting Officer
Terry S. Kline (48)	Vice President, Information Technology and Chief Information Officer
Michael P. Millikin (61)	Vice President and General Counsel

There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the officers named above, and there is no arrangement or understanding between any of the officers named above and any other person pursuant to which he or she was selected as an officer. Each of the officers named above was elected by the Board of Directors or a committee of the Board to hold office until the next annual election of officers and until his or her successor is elected and qualified or until his or her earlier resignation or removal. The Board of Directors elects the officers immediately following each annual meeting of the stockholders and may appoint other officers between annual meetings.

Christopher P. Liddell joined GM as Vice Chairman and Chief Financial Officer in January, 2010, and leads our financial and accounting operations on a global basis. Before joining GM, Liddell was CFO for Microsoft from May 2005 until December 2009, where he was responsible for leading their worldwide finance organization. Mr. Liddell had previously served as CFO at International Paper Co.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Robert A. Lutz was named Vice Chairman, specially assigned to advise on design and global product development on December 4, 2009. He was first associated with Old GM in 1963. Mr. Lutz rejoined Old GM on September 4, 2001, as Vice Chairman, Product Development, after a career with BMW, Ford, Chrysler and Exide Technologies. He was named Chairman of GM North America on November 13, 2001, and served in that capacity until April 4, 2005, when he assumed responsibility for Global Product Development. He was appointed Vice Chairman and Senior Advisor on April 1, 2009. He had served as Vice Chairman, Marketing and Communications since August 4, 2009. Mr. Lutz will retire effective May 1, 2010.

Thomas G. Stephens was named Vice Chairman, Global Product Operations in December 2009. He had been associated with Old GM since 1969. Mr. Stephens had been Vice Chairman, Global Product Development since July 10, 2009, and Vice Chairman, Global Product Development for Old GM since April 1, 2009. On January 1, 2007, Mr. Stephens was appointed Group Vice President Global Powertrain and Global Quality and became Executive Vice President on March 3, 2008. He was named Group Vice President for Global Powertrain on July 1, 2001.

Timothy E. Lee was named President, GM International Operations on December 4, 2009. He had been associated with Old GM since 1969. He had been Group Vice President, Global Manufacturing and Labor since October 1, 2009. He was named GM North America Vice President, Manufacturing in January 2006. Mr. Lee became Vice President of Manufacturing of GM Europe, on June 1, 2002.

David N. Reilly was named President, GM Europe on December 4, 2009. He had been associated with Old GM since 1975. He had been Executive Vice President, GM International Operations since August 4, 2009. He was appointed Group Vice President and President, of our former segment, GM Asia Pacific, in July 2006 and had previously been President and Chief Executive Officer of GM Daewoo Auto and Technology Company (GM Daewoo) after leading our transition team in the formation of GM Daewoo beginning in January 2002. Mr. Reilly served as Vice President, for Sales, Marketing, and Aftersales of GM Europe beginning in August 2001.

Mark L. Reuss was appointed President of GM North America on December 4, 2009. He had been associated with Old GM since 1983. Before this appointment, he served briefly as Vice President of Engineering. He managed GM’s operations in Australia and New Zealand as the President and Managing Director of GM Holden, Ltd., from February 2008 until July 2009. In October 2005, Reuss was appointed Executive Director of North America vehicle systems and architecture, and the following year, he was named Executive Director of global vehicle integration, safety, and virtual development. In June, 2001, he was named Executive Director, architecture engineering and GM Performance Division.

Mary T. Barra was named Vice President, Global Human Resources on July 30, 2009. She had been associated with Old GM since 1980. Prior to this appointment, she had been Vice President, Global Manufacturing Engineering since February 2008. She had been Executive Director, Vehicle Manufacturing Engineering since January 2005, with global responsibility for General Assembly; Controls, Conveyors, Robotics and Welding; Paint and Polymer, and Advanced Vehicle Development Centers; Industrial Engineering, Global Manufacturing System Implementation, and Pre-Production Operations.

Selim Bingol was appointed Vice President, Communications on March 8, 2010, with overall responsibility for our global communications. Most recently, he served as Senior Vice President and senior partner with Fleishman-Hillard, where he specialized as a senior communications strategist to large international clients across diverse industries. He was Senior Vice President-Corporate Communications at AT&T Corporation from December 2004 until August 2007.

Walter G. Borst was appointed Vice President and Treasurer on August 4, 2009. He had been associated with Old GM since 1980. He was named Treasurer of Old GM in February 2003. From October 2000 to February 2003, Mr. Borst was Executive Director of Finance and Chief Financial Officer for our German subsidiary, Adam Opel GmbH. He is Chairman of the Supervisory Board of Adam Opel GmbH.

Nicholas S. Cyprus was named Vice President, Controller and Chief Accounting Officer on August 4, 2009. He had been associated with Old GM since December 2006, when he became Controller and Chief Accounting Officer. Prior to joining Old GM, he was

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Senior Vice President, Controller and Chief Accounting Officer for the Interpublic Group of Companies from May 2004 to March 2006. From 1999 to 2004, Mr. Cyprus was Vice President, Controller and Chief Accounting Officer at AT&T Corporation.

Terry S. Kline was named Vice President, Information Technology and Chief Information Officer on October 1, 2009. He had been associated with Old GM since December 2000. Previously, Mr. Kline was the Global Product Development Process Information Officer and was responsible for coordinating product development process re-engineering activities and the implementation of associated information systems across GM business sectors. From December 2004 until December 2007, he served as the Chief Information Officer for Asia Pacific.

Michael P. Millikin was appointed Vice President and General Counsel on July 20, 2009, with overall global responsibility for the legal affairs of GM. He had been associated with Old GM since 1977. Mr. Millikin was appointed Assistant General Counsel in June 2001 and became Associate General Counsel in June 2005. He is a member of the board of directors of GM Daewoo and the Supervisory Board of Adam Opel GmbH.

Stockholders Agreement

Pursuant to the Stockholders Agreement, our initial 13-person Board of Directors consisted of 10 directors designated by the UST, one director designated by Canada Holdings, one director designated by the New VEBA and our Chief Executive Officer. Daniel F. Akerson, David Bonderman, Erroll B. Davis, Jr., E. Neville Isdell, Robert D. Krebs, Kent Kresa, Philip A. Laskawy, Kathryn V. Marinello, Patricia F. Russo, and Edward E. Whitacre, Jr. were designated to the Board of Directors by the UST; Carol M. Stephenson was designated by Canada Holdings; and Stephen J. Girsky was designated by the New VEBA. Because our Board was contractually obligated to nominate the persons designated under the Stockholders Agreement to form the initial Board of Directors, the Board did not perform a detailed assessment of their backgrounds to form a conclusion that each of them should serve as a director. In the future, as the Board selects nominees, we will disclose the particular experience, qualifications, attributes, or skills that led the Board to conclude that he or she should serve.

The Stockholders Agreement provides, for each of the New VEBA and Canada Holdings, that so long as it holds at least 50% of the shares of our common stock it held at the closing of the 363 Sale, it has the right to designate one nominee to our Board of Directors, each of whom will be nominated by the Board (unless the nomination would be inconsistent with the Board’s fiduciary duties). The UAW must provide prior written consent of the nominee designated by the New VEBA. If its nominee is not independent according to the criteria established in the NYSE Corporate Governance Standards, the New VEBA must obtain the prior written consent of the UST, and Canada Holdings must consult in good faith with the UST prior to making its designation. Until an initial public offering (IPO), the UST and Canada Holdings will vote for the nominees designated by the New VEBA and Canada Holdings; after an IPO, the UST and Canada Holdings will vote only in certain circumstances. As long as the Stockholders Agreement is effective, the New VEBA will vote in the same proportion as all shares voted (except for any shares held by the New VEBA or by our directors or executive officers).

Corporate Governance

Our Board of Directors believes that it should be free to choose a leadership structure that it determines is best for the Company at any specific time. On December 1, 2009 our Board requested Mr. Whitacre, the Chairman, to assume the role of CEO, following the resignation of Frederick A. Henderson, and in January 2010 our Board and Mr. Whitacre reaffirmed this decision. In our Board’s judgment, the rapid and severe changes in our business and our management that we have undergone during the past year and the importance of reestablishing ourselves as a successful, stable company demands the continuity, efficiency, and centralized control that is provided by having a single individual act both as Chairman and CEO. Our Board will reconsider this determination from time to time based on changes in our circumstances and on the individuals available to lead the Company.

On March 2, 2010 our Board designated Patricia F. Russo as its Lead Director. During the time that the roles of Chairman and Chief Executive Officer are combined in one person, our Board believes that a Lead Director will provide guidance to the non-management directors in their active oversight of management, including the Chairman and CEO. Under the policy adopted on the same day, the Board’s Lead Director calls all executive sessions of our non-management directors, sets the agendas, chairs the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

sessions, and advises the Chairman and CEO of any actions taken. Agendas for Board meetings, which are established by the Chairman using input from other directors, are reviewed and approved by the Lead Director, along with Board meeting schedules and materials. The Lead Director also serves as a liaison between the Chairman and CEO and other directors, assists the Chairman and CEO in the recruiting and orientation of new directors, presides at Board meetings when the Chairman is not present, and assumes additional responsibilities as determined by our non-management directors. Finally, the Lead Director is available for consultation and direct communication with major stockholders, if requested.

Pursuant to our Stockholders Agreement, all of our current directors were selected by the UST, the New VEBA and Canada Holdings, as described above. Only our stockholders have the ability to remove directors, with or without cause. Following an IPO, nominations for the election of directors shall be made by the Board in accordance with the Stockholders Agreement and pursuant to the recommendations by the Board’s Directors and Corporate Governance Committee (Governance Committee), or by any stockholder entitled to vote for the election of directors who complies with the requirements of applicable law and of our Bylaws.

The Governance Committee is responsible for identifying potential candidates for Board membership and making its recommendations to the full Board. In assessing potential candidates the Governance Committee seeks to consider individuals with a broad range of business experience and diverse backgrounds. The Governance Committee also considers it desirable that each candidate contribute to the Board’s overall diversity–diversity being broadly defined to mean a variety of opinions, perspectives, personal and professional experiences and backgrounds, such as gender, race, ethnicity or country of origin.

The selection of qualified directors is complex and crucial to our long-term success. Potential candidates for election to the Board are evaluated based upon criteria that include:

•

The nature and depth of their experience in business, government, and non-profit organizations, and whether they are likely to be able to make a meaningful and constructive contribution to the Board’s discussion and decision making concerning the broad array of complex issues facing the Company;

•	Their demonstrated commitment to the highest ethical standards and the values of the Company;

•	Their special skills, judgment, expertise, and experience that would complement or expand that of the current directors in monitoring the performance and strategic direction of the Company;

•

Their ability to take into account and balance the legitimate interests and concerns of all our stockholders and other stakeholders effectively, consistently, and appropriately in reaching decisions; and

•	Their global business and social perspective, personal integrity, and sound judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge of our Company and the global automotive industry. To assist in the identification and evaluation of qualified director candidates, the Governance Committee, on occasion, has engaged search firms that specialize in providing services for the identification and evaluation of candidates for election to corporate boards.

Our Board’s primary function is oversight of management, directly and through its various committees, so that identifying and addressing the risks and vulnerabilities that we face is an important component of the Board’s responsibilities, whether monitoring ordinary operations or considering significant plans, strategies or proposed transactions. Management has implemented a formal risk management process, which is directed by a risk management committee comprised of members of senior leadership. This formal risk management process is overseen by the Board’s Audit Committee, which is also responsible for oversight of risk issues associated with our overall financial reporting and disclosure process and with legal compliance, as well as reviewing policies on risk control assessment and accounting risk exposure. In addition, each of our Board committees oversees the risks within its area of responsibility. For example, the Executive Compensation Committee (Compensation Committee) considers the risks that may be implicated by our executive compensation programs. While the Board is ultimately responsible for risk management, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Compliance with Section 16(a) of the Exchange Act

Federal securities laws require that directors and certain officers and stockholders who own more than 10% of the common stock of companies subject to the Exchange Act report certain changes in ownership and ownership information within specified periods. While these laws were applicable to Old GM, they will not apply to us until we register our securities under the Exchange Act. Based upon information furnished by the stockholders, directors and officers of Old GM, we believe that all required filings for 2009 were made in a timely manner.

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers, and employees, including the Chairman and Chief Executive Officer, the Vice Chairman and Chief Financial Officer, the Vice President, Controller and Chief Accounting Officer and any other persons performing similar functions. The text of our code of ethics, “Winning With Integrity,” is posted on our Web site at http://investor.gm.com, under “Corporate Governance.” We will provide a copy of the code of ethics without charge upon request to the Corporate Secretary, General Motors Company, Mail Code 482-C38-B71, 300 Renaissance Center, P. O. Box 300, Detroit, MI 48265-3000.

Audit Committee

Our Board of Directors has a standing Audit Committee to assist the Board in fulfilling its oversight responsibilities with respect to the financial reports and other financial information provided by us to stockholders and others; our system of internal controls; our compliance procedures for the employee code of ethics and standards of business conduct; and our audit, accounting, and financial reporting processes. Daniel F. Akerson, Erroll B. Davis, Jr., Kent Kresa and Philip A. Laskawy comprise the Audit Committee. Our Board has determined that all of the members of the Audit Committee are independent, financially literate, and have accounting or related financial management expertise as required by the NYSE. The Board also has determined that Mr. Akerson, Mr. Davis, Mr. Kresa, and Mr. Laskawy (Chair) all qualify as “audit committee financial experts” as defined by the SEC.

Executive Compensation Committee

Our Board of Directors has a standing Compensation Committee. The members of our Compensation Committee are:

David Bonderman

Robert D. Krebs

Patricia F. Russo — Chair

Although Mr. Whitacre was a member of the Compensation Committee during 2009, he is no longer a member. His membership was suspended when he initially agreed to serve as CEO in December 2009, and he resigned from the Compensation Committee after the Board reaffirmed his appointment as CEO in January 2010. The Chair of the Compensation Committee has invited Mr. Whitacre to participate in meetings of the Compensation Committee, as appropriate. None of the members of our Compensation Committee are eligible to participate in any of the compensation plans or programs it administers.

The Compensation Committee’s overall objective is to ensure that our compensation policies and practices support the recruitment, development, and retention of the executive talent needed for the long-term success of the Company. In doing this, the Compensation Committee must balance the need to provide competitive compensation and benefits with the guidelines and requirements of the UST Credit Agreement and the TARP regulations as they apply to Exceptional Assistance Recipients. Working with the Office of the Special Master for TARP Compensation (Special Master), the Compensation Committee reviewed and approved corporate goals and objectives related to compensation and set individual award targets for the CEO and Named Executive Officers, as well as our Senior Leadership Group (SLG) and certain other employees subject to its review.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 11.  Executive Compensation

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis (CD&A) and, based on that review and discussion, has recommended to the Board of Directors that the CD&A be included in this 2009 Annual Report on Form 10-K.

Under the terms of the UST Credit Agreement the Compensation Committee is required to review the incentive compensation arrangements of our Named Executive Officers with the senior risk officer within 120 days of the completion of each fiscal year in which the UST Credit Agreement remains outstanding to ensure that the incentive compensation arrangements for these officers do not encourage them to take unnecessary and excessive risks that may threaten the value of the company.

In addition, the Compensation Committee is also required to review employee compensation plans and make all reasonable efforts to eliminate unnecessary risks that the plans may pose to us, and eliminate any features of these plans that would encourage the manipulation of our reported earnings to enhance the compensation of any employees.

Executive Compensation Structure Risk Assessment

Risk Assessment Process – Old GM

On April 6, 2009 the Old GM Compensation Committee met with the Chief Financial Officer in his capacity as chief risk officer to review and discuss the short-term and long-term risks that could threaten the value of Old GM and the features of Old GM’s compensation arrangements for Named Executive Officers and other employees in light of those risks. At the conclusion of this review the Old GM Compensation Committee concluded that the Old GM compensation structure provided incentive for executives to appropriately balance risk and reward, and certified to the UST that the design of the Old GM incentive compensation structure for Named Executive Officers did not encourage these individuals to take unnecessary or excessive risks that threatened the value of the Old GM.

Risk Assessment Process — GM

During the period from July 10 to December 31, 2009, the Compensation Committee met quarterly with the Chief Financial Officer in his capacity as chief risk officer to review and discuss the short-term and long-term risks that could threaten the value of the Company and the features of GM’s compensation arrangements for Named Executive Officers and other employees in light of those risks. The 2009 annual review was completed on March 1, 2010. At the conclusion of these reviews, the Compensation Committee concluded that the compensation structure provides incentive for executives to appropriately balance risk and reward, and certified to the UST that the design of the incentive compensation structure for our Named Executive Officers does not encourage these individuals to take unnecessary or excessive risks that threaten the value of the Company.

Working in collaboration with the Special Master, the following risk considerations were taken into account as we developed incentive plans:

•	Incentive plan metrics are aligned with our business strategy;

•	Performance objectives are balanced with the quality and sustainability of such performance;

•	The full range of potential payouts under each plan are understood;

•	Payouts are capped;

•	Appropriate leverage and ratio of incentive compensation to total compensation are established;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Performance, structure, and incentive plan payouts are consistent with those of industry/peers;

•	The Committee may exercise discretion where appropriate;

•	Our focus on long-term performance aligns with stockholder interests;

•	Our recoupment policy provides for clawback of incentive payouts based on revised financials that would result in lower incentive payout;

•	The Committee reviews and discusses risk when considering incentive programs; and

•	The timeframe for repaying government loans is considered.

In conducting its quarterly reviews of the proposed compensation structure, including annual cash salary, the incentive compensation recoupment provision, and the limit on severance pay, the Committee found that:

•

The various performance and retention elements of the awards align the interests of the executives with the long-term health of the Company, the quality of earnings, the interests of stockholders, and the interests of the UST as a lender.

•	The mix of cash and equity awards provides an appropriate balance between short-term and long-term risk and reward decisions.

•

The incentive compensation recoupment feature supports the accuracy of our financial statements and encourages the executives to focus on maintaining accurate financial records and on complying with relevant accounting policies.

Executive Compensation Committee

Patricia F. Russo (Chair)

David Bonderman

Robert D. Krebs

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Executive Compensation

Compensation Discussion and Analysis

The following section contains a discussion of our executive compensation programs and our analysis of the compensation decisions affecting our Named Executive Officers during fiscal year 2009, as well as a review of executive compensation programs related to Old GM.

Compensation Discussion and Analysis — Old GM

Prior to the Old GM bankruptcy and 363 Sale, Old GM’s Compensation Committee had overall responsibility for the development and administration of Old GM’s executive compensation program and executive benefit plans. Old GM’s Compensation Committee established the compensation philosophy and strategy; set the base salary and incentive opportunities for Old GM’s CEO and SLG; established performance measures and objectives for Old GM’s CEO and SLG; determined whether, and to what extent, the performance objectives were achieved; recommended to the Old GM Board the amount of incentive compensation to be paid to the Old GM CEO and Old GM SLG; and was responsible for amending and modifying Old GM’s executive compensation benefit plan. Old GM’s Compensation Committee also recommended to the Old GM Board perquisites and non-qualified benefits for the Old GM CEO, and approved such benefits for the Old GM SLG, as well as any employment or consulting agreements and severance arrangements for Old GM SLG members.

Prior to Old GM’s bankruptcy, the Old GM Compensation Committee consisted of the following directors: Mr. John H. Bryan (Chair), Mr. Erskine B. Bowles, Mr. Armando Codina, Mr. George M. C. Fisher, and Ms. Karen Katen. The Old GM Compensation Committee met five times between January 1 and July 9, 2009. All the members of the Old GM Compensation Committee resigned from the Board by July 10, 2009.

Resignation of Mr. Wagoner and Appointment of Mr. Henderson. On March 29, 2009, Mr. Wagoner resigned as a director and stepped down from his positions as Chairman of the Board and Chief Executive Officer of Old GM. On the same date, Mr. Henderson was appointed President and Chief Executive Officer and elected to the Board of Directors of Old GM.

UST Loan Agreement Executive Compensation Limitations. Under the terms of the UST Loan Agreement, first effective on December 31, 2008, Old GM was required to comply with certain limitations on executive compensation. The most significant of these included:

•	Prohibition of any severance payable to an SEO (Senior Executive Officer who is also a Named Executive Officer) and the next five most highly compensated employees (MHCEs);

•	No tax deduction for any compensation in excess of $500,000 paid to an SEO;

•	Prohibition of any bonus or incentive compensation payments to or accruals for the 25 MHCEs (including the SEOs), unless otherwise approved by the UST;

•	Prohibition from adopting or maintaining any compensation plan that would encourage manipulation of reported earnings;

•	Clawback of any bonuses or other compensation paid to any SEO in violation of any of the executive compensation provisions of the UST Loan Agreement;

•

Prohibitions on incentives for SEOs that might encourage them to take unnecessary or excessive risks and a requirement that the Committee review SEO compensation arrangements with the chief risk officer within 120 days of entering into the UST Loan Agreement and quarterly thereafter; and

•	Prohibition on owning or leasing private aircraft and limitations on expenditures for corporate events, travel, consultants, real estate, and corporate offices.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

These provisions also prohibited the payment of all outstanding equity awards granted prior to December 31, 2008 and disclosed in the “Outstanding Awards at Fiscal Year-End” table to the Named Executive Officers unless approved by the UST.

Bankruptcy Proceedings. On June 1, 2009, Old GM filed a motion for reorganization under the provisions of Chapter 11 of the United States Bankruptcy Code, as amended. In connection with the bankruptcy proceedings on July 10, 2009 we completed the 363 Sale and executed the UST Credit Agreement. The UST Credit Agreement reiterated the provisions of the UST Loan Agreement with respect to executive compensation and incorporated the requirements of the TARP Standards.

UST Interim Final Rule on TARP Standards for Compensation and Corporate Governance and Appointment of Special Master. On June 15, 2009 the UST published its Interim Final Rule on TARP Standards for Compensation and Corporate Governance, including the appointment of a Special Master and requirements for the approval by him of all compensation plans and payments for Old GM’s SEOs and the next 20 MHCEs, as well as the compensation structure for Old GM’s top 100 executives.

Base Salaries. At Mr. Wagoner’s recommendation, and with the concurrence of the other executives, Old GM’s Compensation Committee had reduced the base salaries of Old GM’s most senior executives as follows on January 1, 2009:

• Mr. G. Richard Wagoner, Jr. — Chairman and Chief Executive Officer	$1.00 Annual Salary
• Mr. Frederick A. Henderson — President and Chief Operating Officer	30% Annual Salary Reduction
• Mr. Ray G. Young — Executive Vice President and Chief Financial Officer	20% Annual Salary Reduction

The remaining three Old GM Named Executive Officers (Mr. Robert S. Osborne, Mr. Carl-Peter Forster, and Mr. Nick S. Cyprus) received 10% salary reductions on May 1, 2009.

Annual Incentive Plan (AIP). Due to the severe economic downturn and Old GM’s financial condition, no AIP target awards were established for Old GM’s CEO and Old GM’s SLG for 2009.

Long-Term Incentive Awards. In conjunction with Old GM’s bankruptcy, all unexercised Old GM stock options, unvested restricted stock units, and unvested equity incentive plan awards were left in MLC with no consideration paid to the employees. Old GM did not make any new long-term award grants during 2009.

Perquisites and Benefits. Also as a result of the bankruptcy filing, Old GM reduced or eliminated certain employee benefits, including the following:

•

Executive Retirement Plan (ERP) — For executives that were still active employees, ERP benefit accruals were reduced by 10% effective with the closing of the 363 Sale. For executives that were retired from Old GM with an annual pension benefit below $100,000, ERP benefits were reduced by 10% effective with the closing of the 363 Sale. In addition, executives that were retired from Old GM with an annual pension benefit above $100,000, the ERP benefit payable above $100,000 was reduced by two-thirds effective with the closing of the 363 Sale. Additional modifications to the ERP are discussed in the “Retirement Program Applicable to Executive Officers.”

•

Supplemental Life Benefits Program (SLBP) — The SLBP benefit for certain executive retirees was reduced by 50% effective May 1, 2009. Additional modifications to the SLBP are discussed in footnote (4) of the “All Other Compensation” section.

Compensation Discussion and Analysis — GM

Our Board of Directors was appointed in July 2009, following the 363 Sale. Upon its appointment, our Board began a review of the senior leadership team to assure that we have the right leadership to return the Company to sustained profitability. Our new leadership team was selected for their strategic orientation and ability to implement decisions quickly and effectively.

Objectives and Elements of GM’s Compensation Program As discussed in the “Executive Compensation Committee” section, the Committee must balance the need to provide competitive compensation and benefits with the guidelines and requirements of the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

UST Credit Agreement and in the TARP regulations as they apply to Exceptional Assistance Recipients. Working with the Special Master for TARP Compensation the Committee reviewed and approved corporate goals and objectives related to compensation and set individual compensation amounts for the CEO and Named Executive Officers.

Between July 10 and December 31, 2009, representatives of management and the Compensation Committee met frequently and participated in several telephonic discussions with the Special Master to establish TARP compliant compensation, benefit, and incentive plans. Overall, “TARP compliant” compensation structures for our senior executives, including the Named Executive Officers, must be consistent with the following six general principles articulated by TARP regulations:

•	Risk. The compensation structure should avoid incentives to take unnecessary and excessive risk, e.g., should be paid over a time horizon that takes into account the appropriate risk horizon;

•	Taxpayer Return. The compensation paid should recognize the need for GM to remain viable and competitive, and to retain and recruit critical talent;

•	Appropriate Allocation. The structure should appropriately allocate total compensation to fixed and variable pay elements resulting in an appropriate mix of long- and short-term pay elements;

•	Performance-Based Compensation. An appropriate portion of total compensation should be performance based over a relevant performance period;

•	Comparable Structures and Payments. Structures and amounts should be competitive with those paid to persons in similar positions at similarly situated companies; and

•	Employee Contribution to TARP Recipient Value. Compensation should reflect the current and prospective contributions of the individual employee to the value of the Company.

Total Compensation Framework

With these principles in mind, the Special Master determined that the following standards would be applied in setting compensation for our Named Executive Officers:

•

Cash — Base salary should not exceed $500,000 per year, except in appropriate cases for good cause shown. Guarantees of “bonus” or “retention” awards are not permitted for Named Executive Officers. Overall, cash compensation for senior executives was reduced 31% from 2008 levels.

•

Salary stock – comprises the majority of each senior executive’s total annual compensation. Salary stock units (SSUs) vest immediately and are payable in three equal, annual installments beginning on the second anniversary of the quarter in which they were deemed to have been granted, or one year earlier upon certification by our Compensation Committee that repayment of our TARP obligations has commenced.

•

Long-term restricted stock units — should not exceed one-third of total annual compensation and will be based on annual business performance. The restricted stock units will be forfeited unless the employee remains with the Company for at least three years following grant, and will only be redeemed after the third anniversary date of the grant in 25% installments for each 25% installment of our TARP obligations that is repaid.

•

Benefits and perquisites –All “other” compensation and perquisites may not exceed $25,000 for Named Executive Officers except in exceptional circumstances for good cause shown (e.g., payments related to expatriate assignments). No severance benefits may be accrued or tax “gross-ups” paid, and no additional amounts under supplemental executive retirement plans or other “non-qualified deferred compensation” plans could be credited after October 22, 2009 for Messrs. Young, Cole, and Henderson, and after December 11, 2009 for Messrs. Stephens and Lutz.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total annual compensation for each senior executive reflects the individual’s value to GM and was targeted at the 50th percentile of total compensation provided to persons in similar positions or roles at similar companies. Total direct compensation, excluding benefits and perquisites, for senior executives was decreased 24.7% from 2008 levels. All incentives paid to these Named Executive Officers are subject to recovery or “clawback” if payments are later found to be based on materially inaccurate financial statements or other materially inaccurate performance metrics, or if the executive is terminated due to any misconduct that occurred during the period in which the incentive was earned.

Assessing Compensation Competitiveness

With the completion of the 363 Sale, the starting point for our compensation planning was assuring compensation competitiveness and leadership strength. For this reason, although recognizing that our 2009 program would be shaped by the parameters of the TARP regulations for Exceptional Assistance Recipients, we began our planning with a review of our compensation program in comparison to compensation opportunities provided by other large companies. We cannot limit the group to our industry alone because compensation information is not available from most of our major competitors. We also believe it is important to understand the compensation practices for Named Executive Officers at other U.S. based multinationals as it affects our ability to attract and retain diverse talent around the globe.

During 2009 we used a comparator group of 23 companies whose selection was based on the following criteria:

•	Large Fortune 100 companies (annual revenue from $18.4 billion to $477.3 billion);

•	Complex business operations, including significant research and development, design, engineering, and manufacturing functions with large numbers of employees;

•	Global enterprises;

•	Broad representation across several industries of companies that produce products, rather than services.

2009 Comparator Companies

Company	GICS Category	Company	GICS Category
Ford Motor Company	Consumer Discretionary	Johnson & Johnson	Consumer Staples
Johnson Controls Inc.	Consumer Discretionary	Pepsico, Inc.	Consumer Staples
Dell	IT	The Procter & Gamble Company	Consumer Staples
Hewlett-Packard Company	IT	Chevron Corporation	Energy
International Business Machines Corporation	IT	Conoco Phillips	Energy
Alcoa, Inc.	Industrial	Exxon Mobil Corporation	Energy
The Boeing Company	Industrial	Abbott Laboratories	Healthcare
Caterpillar Inc.	Industrial	Pfizer	Healthcare
General Electric Company	Industrial	Archer Daniels Midland Company	Materials
Honeywell International Inc.	Industrial	E.I. du Pont De Nemours & Company	Materials
Lockheed Martin	Industrial	The Dow Chemical Company	Materials
United Technologies Corporation	Industrial

Role of Management in Compensation Decisions

During his tenure as CEO, Mr. Henderson believed compensation had an important function in aligning and motivating the executive team to achieve key corporate objectives, and he played an active role in the development of our compensation plans. He personally reviewed the proposed individual compensation of our SLG. Mr. Henderson attended Compensation Committee meetings at the invitation of the Chairman and provided input to the Compensation Committee regarding the compensation of the Named Executive Officers reporting to him.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

2009 Compensation for Named Executive Officers

Based on the compensation objectives and elements described above, and in cooperation with the Special Master for TARP Compensation, 2009 compensation was established for our Named Executive Officers listed below and described in the tables that follow this report:

Edward E. Whitacre, Jr.	Chairman of the Board and Chief Executive Officer
Thomas G. Stephens	Vice Chairman, Global Product Operations
Robert A. Lutz	Vice Chairman
Ray G. Young	Executive Vice President and Chief Financial Officer
Kenneth W. Cole	Vice President, Global Public Policy and Government Relations
Frederick A. Henderson	President and Chief Executive Officer (Separated)
G. Richard Wagoner, Jr.	Chairman of the Board and Chief Executive Officer (Retired)

Base Salaries and Salary Stock

As noted above in our discussion of TARP principles and Special Master guidelines, cash base salaries for Named Executive Officers of TARP Exceptional Assistance Recipients are not allowed to exceed $500,000 per year, except in appropriate cases approved by the Special Master for good cause shown (e.g., the retention of critical talent and competitive compensation data for individuals in comparable positions). We relied on our comparator information for similar positions to support our recommendations for setting base salaries for each Named Executive Officer. Although cash salaries exceeded the $500,000 guideline in all cases except Mr. Young and Mr. Cole as shown in the table below, they are well below the cash base salaries paid at comparator companies and are supplemented by the amounts set for SSUs for each senior executive.

We finalized our compensation planning for Named Executive Officers with the Special Master in late 2009. Although base salaries had been impacted by reductions earlier in 2009, in determining the total annual compensation, including new salary amounts, for Messrs. Stephens, Lutz, Young, Cole, and Henderson, we relied on the comparator data for total compensation at the 50th percentile for each respective position. We then excluded one-third of the value for long-term restricted stock units, and adjusted the allocation between cash and SSUs in accordance with TARP guidelines as follows:

	Cash Salary	SSUs	Total
Mr. Stephens	$900,000	$945,833	$1,845,833
Mr. Lutz	$900,000	$1,070,833	$1,970,833
Mr. Young	$500,000	$576,668	$1,076,668
Mr. Cole	$500,000	$935,543	$1,435,543
Mr. Henderson	$950,000	$2,421,668	$3,371,668

SSUs were granted to senior executives each pay period following approval by the Special Master. SSUs are determined as a dollar amount through the date salary is earned, accrued at the same time as salary would otherwise be paid, and vest immediately upon grant, with the number of SSUs based on the most current value of the Company on the date of the grant. To assure that our compensation structure appropriately allocates a portion of compensation to long-term incentives, these vested units will become payable in three equal, annual installments beginning on the second anniversary of the quarter in which they were deemed to have been granted, with each installment payable one year earlier upon certification by our Compensation Committee that repayment of our TARP obligations has commenced. As the compensation plans were not finalized until late in 2009, amounts earned for earlier 2009 pay periods will become payable on their anniversary dates as if they had been credited on a nunc pro tunc basis throughout 2009 beginning January 1, and will be paid on the anniversary of the quarter in which they were deemed to have been granted.

Mr. Whitacre was named CEO on December 1, 2009. He received no 2009 cash salary or SSU grant as he was not an employee of the Company during the 2009 fiscal year. His compensation was paid in the form of a director’s retainer as described in the following “Summary Compensation Table.”

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Mr. Wagoner retired on August 1, 2009. His compensation was reduced to $1 on January 1, 2009, and he did not receive a salary increase or an SSU grant in 2009. His retirement benefit was determined under the provisions of Old GM SRP and Old GM ERP plans.

Long-Term Restricted Stock

Long-term restricted stock unit grants were planned and reviewed with the Special Master as part of our overall compensation structure. These grants are based on 2009 operating cash flow results against targeted performance, and were granted on March 15, 2010, to Named Executive Officers in the following amounts: Mr. Stephens, $1,016,667 and Mr. Young, $630,000.

“Other” Compensation, Benefits, and Perquisites

Pursuant to TARP regulations, the Special Master determined that no more than $25,000 in total “other” compensation and perquisites may be provided to Named Executive Officers, absent exceptional circumstances for good cause shown. Payments related to expatriate assignments are not included in this total. Detailed disclosure of these items for the Named Executive officers appears in footnote (9) to the “Summary Compensation Table,” and any exceptions to this guideline were reviewed and approved by the Special Master.

2009 accruals for non-qualified supplemental executive retirement and deferred compensation plans for Named Executive Officers ceased as described in “Summary Compensation Table” footnote (9). No severance payment to which a Named Executive Officer becomes entitled in the future may take into account any salary increase or payment of salary stock awarded during 2009, and none of the Named Executive Officers may receive a severance payment of any kind during the TARP period.

Stock Ownership Guidelines

We continue to believe it is important to align the interests of senior executives with those of stockholders, and will review our stock ownership guidelines and practices after an IPO has been completed.

Employment Agreements

We had no employment agreements with Messrs. Stephens, Young, or Henderson that provided them with special compensation arrangements. In addition, we do not maintain any plan providing benefits related to a change-in-control of the Company, and none of our current incentive plans contain such provisions. Employment arrangements with Messrs. Whitacre, Lutz, and Cole are discussed following the “Potential Payments Upon Termination or Change in Control” section.

Recoupment Policy on Incentive Compensation

In October 2006, the Old GM Board adopted a policy regarding the recoupment of incentive compensation paid to executive officers after January 1, 2007 and unvested portions of awards previously granted in situations involving financial restatement due to employee fraud, negligence, or intentional misconduct. The policy was published on Old GM’s Web site. In addition, Old GM included provisions in all executive incentive and deferred compensation plans referencing Old GM’s Board compensation policies, and required that the compensation of all executives covered by this policy be subject to this recoupment clause.

On September 8, 2009, our Board reaffirmed this policy and re-published it on our Web site, consistent with the requirements for TARP recipients. Our recoupment policy now provides that if our Board or an appropriate committee thereof has determined that any bonus, retention award, or incentive compensation has been paid to any Senior Executive Officer or any of the next 20 MHCEs of the Company based on materially inaccurate misstatement of earnings, revenues, gains, or other criteria, the Board or Compensation Committee shall take, in its discretion, such action as it deems necessary to recover the compensation paid, remedy the misconduct, and prevent its recurrence. For this purpose, a financial statement or performance metric shall be treated as materially inaccurate with respect to any employee who knowingly engaged in providing inaccurate information or knowingly failed to timely correct information relating to those financial statements or performance metrics.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Luxury Expense Policy

As required by TARP regulations, we have adopted a luxury expense policy and published it on our Web site. The policy’s governing principles establish expectations for every business expense, embodying the integrity and values that promote the best interests of the enterprise.

Luxury or excessive expenditures are not reimbursable under the policy. Such expenditures may include, but are not limited to expenditures on entertainment or events, office and facility renovations, aviation, transportation services, or other activities or events that are not reasonable expenditures for staff development, performance incentives, or other similar measures conducted in the normal course of business operations. Guidelines relating to transportation expenses are discussed in the “All Other Compensation” table that follows this report.

Tax Considerations

As a recipient of TARP funds, 2009 base salaries for Named Executive Officers, up to an individual maximum of $500,000 were tax deductible. No tax deductions for performance-based incentive awards are allowable.

2010 Compensation for Named Executive Officers

We have developed our 2010 compensation structure for our Named Executive Officers pursuant to the provisions of the UST Credit Agreement, Special Master Determinations, and TARP regulations. The elements of these plans are based on the same principles as our 2009 plans:

•	Avoidance of incentives to take unnecessary and excessive risk;

•	Recognition of the need for us to remain viable and competitive, and to retain and recruit critical talent;

•	Appropriate allocation of total compensation to fixed, variable, long term, and short term pay elements;

•	Pay is performance-based over a relevant performance period;

•	Structures and amounts are competitive with those paid to employees in comparable positions by similarly situated companies; and

•	The employee’s contribution to enterprise value is recognized.

With these principles as a foundation, we will again compensate our Named Executive Officers with cash salary, SSUs, and performance-based long-term restricted stock units, consistent with proportions and guidelines utilized in our 2009 plans and determinations made by the Special Master.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

2009 SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards (6)	Stock Options (7)	Non-Equity Incentive Plan Compensation	Pension Value and N Q Deferred Compensation (8)	All Other Compensation (9)	TOTAL
		$	$		$	$	$	$	$
Whitacre, Jr., E.E. (1)	2009							$181,308	$181,308
Chairman and CEO

Stephens, T.G.	2009	$1,087,500	$0	$945,833	$0	$0	$0	$78,785	$2,112,118
Vice Chairman - Global	2008	$970,833	$0	$1,375,000	$637,875	$0	$644,300	$140,621	$3,768,629
Product Operations	2007	$825,000	$0	$2,218,637	$437,500	$468,000	$1,528,100	$112,499	$5,589,736

Lutz, R.A.	2009	$1,379,167	$0	$1,070,833	$0	$0	$0	$175,854	$2,625,854
Vice Chairman	2008	$1,678,000	$0	$4,387,800	$1,822,500	$0	$0	$674,199	$8,562,499
	2007	$1,279,167	$0	$4,018,283	$2,187,500	$1,026,000	$0	$516,506	$9,027,456

Young, R.G. (2)	2009	$683,333	$0	$576,668	$0	$0	$345,200	$21,573	$1,626,774
Executive Vice President and Chief Financial Officer	2008	$850,000	$0	$1,007,234	$637,875	$0	$85,000	$93,003	$2,673,112

Cole, K.W. (3)	2009	$643,417	$785,000	$935,543	$0	$0	$0	$49,907	$2,413,867
Vice President Global Public Policy and Gov’t. Rel.

Henderson, F.A. (4)	2009	$1,208,333	$0	$2,421,668	$0	$0	$0	$400,764	$4,030,765
President and CEO (Sep)	2008	$1,719,667	$0	$3,422,030	$3,222,500	$0	$264,500	$348,710	$8,977,407
	2007	$1,279,167	$0	$4,018,283	$2,187,500	$1,026,000	$748,300	$805,848	$10,065,098

Wagoner, Jr., G.R. (5)	2009	$1	$0	$0	$0	$0	$0	$2,833,809	$2,833,810
Chairman and CEO (Ret)	2008	$2,108,333	$0	$4,786,076	$7,145,000	$0	$1,583,800	$836,703	$16,459,912
	2007	$1,558,333	$0	$7,308,783	$4,375,000	$1,802,000	$4,020,400	$697,358	$19,761,874

(1)	Mr. Whitacre was named Chairman and CEO effective December 1, 2009. He was elected Chairman of our Board of Directors on July 10, 2009. The compensation shown in All Other Compensation reflects retainer amounts paid to him for his service as Board member, Governance Committee Chair, and Chairman of the Board during fiscal year ending December 31, 2009.

(2)	Mr. Young was appointed Vice President-International Operations in Shanghai, China on February 1, 2010. During the fiscal year ending December 31, 2009 he served as Executive Vice President and Chief Financial Officer of Old GM and GM. Mr. Christopher P. Liddell was appointed Vice Chairman and Chief Financial Officer on January 1, 2010.

(3)	On December 30, 2009, Mr. Cole announced that he would retire in 2010. He will continue to provide public policy support as a special advisor until his retirement. Mr. Cole’s guaranteed payment of $785,000 was made pursuant to the terms of his employment agreement with Old GM and pre-dated the UST Credit Agreement. This payment was reviewed with the UST as part of our 2009 compensation planning and the agreement was terminated on September 4, 2009.

(4)	Mr. Henderson was appointed President and CEO of Old GM on March 29, 2009. He had been President and Chief Operating Officer of Old GM since March 3, 2008. He was subsequently appointed President and CEO of GM on July 10, 2009. He resigned as a director and as President and CEO of GM on December 1, 2009. His employment terminated on December 31, 2009. As a result of his employment termination, Mr. Henderson is only eligible for a deferred vested pension benefit from the SRP.

(5)	Mr. Wagoner resigned as a director and as Chairman and CEO of Old GM on March 29, 2009. He retired on August 1, 2009.

(6)(7)	For 2009, the amounts shown in this column reflect the value of SSUs at their grant dates to each of the Named Executive Officers. Individual grants are discussed previously in the “CD&A”, as well as in the “2009 Grants of Plan Based Awards” table and narrative. We describe the valuation assumptions used in measuring the expense in Note 29 to the consolidated financial statements, “Stock Incentive Plans.”

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The 2008 and 2007 awards include equity awards and stock options granted by Old GM to the Named Executive Officers. These 2008 and 2007 awards are included in the Summary Compensation Table above at their grant date fair value and we describe the valuation assumptions used in measuring the expense in Note 29 to the consolidated financial statements, “Stock Incentive Plans.” These Old GM awards have no future value as we did not assume them on July 10, 2009. A more accurate reflection of their expected value is shown in the following table:

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards	Stock Options $	Non-Equity Incentive Plan Compensation $	Change in Pension Value and NQ Deferred Compensation $	All Other Compensation $	TOTAL $
Stephens, T.G.	2008	$970,833	$0	$0	$0	$0	$644,300	$140,621	$1,755,754
Vice Chairman - Global	2007	$825,000	$0	$0	$0	$468,000	$1,528,100	$112,499	$2,933,599
Product Operations

Lutz, R.A.	2008	$1,678,000	$0	$0	$0	$0	$0	$674,199	$2,352,199
Vice Chairman	2007	$1,279,167	$0	$0	$0	$1,026,000	$0	$516,506	$2,821,673

Young, R.G.	2008	$850,000	$0	$0	$0	$0	$85,000	$93,003	$1,028,003
Executive Vice President and
Chief Financial Officer

Henderson, F.A.	2008	$1,719,667	$0	$0	$0	$0	$264,500	$348,710	$2,332,877
President and CEO (Sep)	2007	$1,279,167	$0	$0	$0	$1,026,000	$748,300	$805,848	$3,859,315

Wagoner, Jr., G.R.	2008	$2,108,333	$0	$0	$0	$0	$1,583,800	$836,703	$4,528,836
Chairman and CEO (Ret)	2007	$1,558,333	$0	$0	$0	$1,802,000	$4,020,400	$697,358	$8,078,091

(8)	Pension values actuarially decreased during 2009 for Messrs. Stephens, Lutz, Cole, Henderson, and Wagoner but are shown in column (h) as $0, consistent with SEC reporting guidelines.

(9)	All Other Compensation — Totals for amounts reported as All Other Compensation in column (i) are described below. Mr. Whitacre did not participate in these plans during 2009; the amount reported as his All Other Compensation reflects the amount paid to him as a director.

	E. E. Whitacre, Jr.	T. G. Stephens	R. A. Lutz	R. G. Young	K. W. Cole	F. A. Henderson	G. R. Wagoner, Jr.
(i) Personal Benefits	$2,091	$15,735	$55,829	$11,829	$11,888	$377,924	$289,660
(ii) Tax Reimbursements		$5,294	$5,626	$1,798	$3,139	$2,039	$5,687
(iii) Savings Plan Contributions		$9,334	$36,049	$1,650	$15,540	$2,888	$0
(iv) Insurance and Death Benefits		$47,322	$77,250	$5,196	$18,915	$16,813	$2,537,362
(v) Other	$179,217	$1,100	$1,100	$1,100	$425	$1,100	$1,100

Total All Other Compensation	$181,308	$78,785	$175,854	$21,573	$49,907	$400,764	$2,833,809

(i)	See “Personal Benefits” table below for additional information.

(ii)	Includes payments made on the executives’ behalf by the Company for the payment of taxes related to executive company program vehicles from January 1 until June 15, 2009, and for spousal accompaniment on business travel.

(iii)	Includes employer contributions to tax-qualified and non-qualified savings and excess benefit plans. For Messrs. Lutz and Cole, amounts also include tax-qualified retirement plan contributions and post-retirement healthcare contributions; the non-qualified retirement plan contributions are included in the “2009 Pension Benefits” table. Non-qualified employer contributions were suspended for Messrs. Young, Cole, and Henderson on October 22, 2009, and for Messrs. Stephens and Lutz on December 11, 2009.

(iv)

Includes Supplemental Life Benefits Program cash benefits paid upon the death of an active executive at three times annual salary for executives appointed prior to January 1, 1989 and two times annual salary for executives appointed on January 1, 1989

GENERAL MOTORS COMPANY AND SUBSIDIARIES

or later. No income is imputed to the executive and the benefit is taxable as ordinary income to survivors when paid. The incremental cost reflects amounts contained in IRS Table 1 for insurance premiums at comparable coverage limits based on the executive’s age. SLBP benefits were eliminated for retirees on August 1, 2009. SLBP benefits for active executives will be eliminated effective May 1, 2010 and benefits will be provided under a Group Variable Universal Life insurance plan. The amount shown for Mr. Wagoner represents the taxable cash value proceeds of a split dollar life insurance policy maintained for him by the Company. The Company terminated the policy, received a return of the cash value, and paid the proceeds to him following his retirement.

(v)	Includes the cost of premiums for personal umbrella liability insurance. Program coverage was eliminated January 1, 2010, and existing program participants were allowed to continue coverage on a self-paid basis. For Mr. Whitacre, cost includes annual retainer, Governance Committee Chair, and Chairman of the Board fees and personal accident insurance premium.

Personal Benefits — Amounts shown below for personal benefits include the incremental costs for executive security services and systems, the executive company vehicle program, executive health evaluations, and financial counseling. During 2009 we divested ourselves of any private passenger aircraft or any interest in such aircraft, and private passenger aircraft leases, and we did not maintain company aircraft for employees’ business or personal use.

	E. E. Whitacre, Jr.	T. G. Stephens	R. A. Lutz	R. G. Young	K. W. Cole	F. A. Henderson	G. R. Wagoner, Jr.
(i) Security	$0	$1,924	$45,313	$1,313	$0	$364,428	$276,144
(ii) Company Vehicle Program	$2,091	$1,516	$1,516	$1,516	$1,516	$1,516	$1,516
(iii) Financial Counseling	$0	$9,000	$9,000	$9,000	$9,000	$9,000	$12,000
(iv) Medical Evaluations	$0	$3,295	$0	$0	$1,372	$2,980	$0

Total	$2,091	$15,735	$55,829	$11,829	$11,888	$377,924	$289,660

(i)	As part of a comprehensive security study, residential security systems and services were maintained for Messrs. Wagoner and Henderson and vehicles and drivers are available for business-related functions. The associated cost includes the actual costs of the residential systems including installation and monitoring of security systems and allocation of staffing expenses for personal protection during 2009. Vehicle and driver costs associated with daily commuting are deemed “personal benefits,” and, as such, are imputed as income to the executives and are included at their full incremental cost in these security expenses. In 2009 they totaled $22,799 for Mr. Lutz, $996 for Mr. Stephens, $1,313 for Mr. Young, $16,752 for Mr. Henderson, and $4,559 for Mr. Wagoner.

(ii)	Includes the incremental cost to maintain the executive company vehicle program fleet that is allocated to each executive and includes lost sales opportunity and incentive costs, if any; fuel, maintenance, and repair costs; insurance claims, if any; licensing and registration fees; and use taxes. Executives electing to participate in the program are required to purchase or lease at least one GM vehicle every four years and asked to evaluate the vehicles they drive, thus providing feedback about our products. Participants are required to pay a monthly administration fee of $300 and are charged with imputed income based on the value of the vehicle they choose to drive. During part of 2009, participants were reimbursed for taxes on this income, subject to a maximum vehicle value. Beyond this maximum amount, taxes assessed on imputed income are the responsibility of the participant. Tax “gross-ups” were eliminated on June 15, 2009 for Named Executive Officers and on February 1, 2010 for other executives. Mr. Whitacre’s vehicle was provided under the provisions of the vehicle program for directors.

(iii)	Costs associated with financial counseling and estate planning services with one of several approved providers.

(iv)	Costs for medical services incurred by the Corporation in providing executive health evaluations with one of several approved providers.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

2009 GRANTS OF PLAN BASED AWARDS

As a TARP recipient under the jurisdiction of the Special Master, we have adopted a new equity compensation plan, the Salary Stock Plan. Pursuant to plan terms and upon approval of the Special Master, Named Executive Officers receive a portion of their total annual compensation in the form of salary stock units (SSUs). In 2009 SSUs were granted on each salary payment date to Named Executive Officers in lieu of a portion of their total annual compensation based on the most current valuation of the Company as determined by an independent third party. SSUs are non-forfeitable and will be paid in three equal installments at each of the second, third, and fourth anniversary of the quarter in which they were deemed to have been granted, and may be paid one year earlier upon certification by our Compensation Committee that repayment of our TARP obligations has commenced.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share) ($)	Grant Date Fair Value of Stock and Option Awards ($)
Name (1)	Award Type	Grant Date	Approval Date (2)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
T. G. Stephens	SSU	12/31/2009	11/2/2009							17,522			945,833

R. A. Lutz	SSU	12/31/2009	11/2/2009							19,838			1,070,833

R. G. Young	SSU	11/13/2009	11/2/2009							3,709			144,167
	SSU	11/30/2009	11/2/2009							3,709			144,167
	SSU	12/15/2009	11/2/2009							3,709			144,167
	SSU	12/31/2009	11/2/2009							2,671			144,167

													576,668

K. W. Cole	SSU	11/13/2009	11/2/2009							2,632			102,306
	SSU	11/30/2009	11/2/2009							2,632			102,306
	SSU	12/15/2009	11/2/2009							2,632			102,306
	SSU	12/31/2009	11/2/2009							11,646			628,625

													935,543

F. A. Henderson	SSU	11/13/2009	11/2/2009							15,576			605,417
	SSU	11/30/2009	11/2/2009							15,576			605,417
	SSU	12/15/2009	11/2/2009							15,576			605,417
	SSU	12/31/2009	11/2/2009							11,216			605,417

													2,421,668

(1)	Messrs. Whitacre and Wagoner are not included in this table as they did not receive grants under this plan during 2009

(2)	On November 2, 2009 the ECC took action to approve grants of SSUs to be made on various salary payment dates as determined by and subject to the approval of the Special Master. The unit value for the November 13, November 30, and December 15 grant dates was $38.87 based on the July 10, 2009 valuation. The unit value for the December 31 grant date was $53.98, based on the December 31, 2009 valuation. When salary amounts were converted to SSUs, fractional shares were rounded up to the nearest whole share.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

All of the awards reflected in the table below were granted by Old GM and all obligations in respect thereto were retained by Old GM. The awards reflected in this table, while valued as required by SEC rules, are expected to have a realized value of $0. This table does not include any SSUs we granted in 2009 to our Named Executive Officers.

	Option Awards (1)						Stock Awards
(a)		(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Name	Grant Date	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Un- exercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (3)
		(#)	(#)	(#)	($)			(#)	($)	(#)	($)
T. G. Stephens	3/05/2008	29,168	58,332		23.13	3/06/2018	3/05/2008	22,688	10,686	2,760	1,300
	3/20/2007	33,334	16,666		29.11	3/21/2017	3/20/2007	15,000	7,065
	2/23/2006	36,000			20.90	2/24/2016
	1/24/2005	32,000			36.37	1/25/2015
	1/23/2004	32,000			53.92	1/24/2014
							6/02/2003	9,000	4,239
	1/21/2003	40,000			40.05	1/22/2013
	2/04/2002	20,000			50.82	2/05/2012
	1/07/2002	40,000			50.46	1/08/2012
	1/08/2001	20,000			52.35	1/09/2011
	1/10/2000	18,000			75.50	1/11/2010

R. A. Lutz	3/05/2008	83,334	166,666		23.13	3/06/2018	3/05/2008	60,000	28,260	18,396	8,665
	3/20/2007	166,667	83,333		29.11	3/21/2017	3/20/2007	36,000	16,956
	2/23/2006	106,664			20.90	2/24/2016
	1/24/2005	160,000			36.37	1/25/2015
	1/23/2004	160,000			53.92	1/24/2014
	1/21/2003	200,000			40.05	1/22/2013
	2/04/2002	100,000			50.82	2/05/2012
	1/07/2002	100,000			50.46	1/08/2012
	9/04/2001	200,000			54.91	9/05/2011

R. G. Young	3/05/2008	29,168	58,332		23.13	3/06/2018	3/05/2008	20,236	9,531	2,760	1,300
	3/20/2007	10,000	5,000		29.11	3/21/2017	3/20/2007	3,651	1,720
	2/23/2006	10,000			20.90	2/24/2016
							6/06/2005	29,412	13,853
	1/24/2005	12,800			36.37	1/25/2015
	1/23/2004	12,800			53.92	1/24/2014
	1/21/2003	16,000			40.05	1/22/2013
	2/04/2002	7,000			50.82	2/05/2012
	1/07/2002	14,000			50.46	1/08/2012
	1/08/2001	7,500			52.35	1/09/2011
	1/10/2000	6,000			75.50	1/11/2010

K. W. Cole	3/05/2008	11,459	22,916		23.13	3/06/2018	3/05/2008	10,890	5,129	1,153	543
	3/20/2007	13,334	6,666		29.11	3/21/2017	3/20/2007	3,651	1,720
	2/23/2006	15,000			20.90	2/24/2016
	1/24/2005	16,000			36.37	1/25/2015
	1/23/2004	16,000			53.92	1/24/2014
	1/21/2003	20,000			40.05	1/22/2013
	2/04/2002	10,000			50.82	2/05/2012
	1/07/2002	20,000			50.46	1/08/2012
	8/06/2001	20,000			63.76	8/07/2011

G. R. Wagoner, Jr.	3/05/2008		500,000		23.13	3/05/2013
	3/05/2008	500,000			23.13	3/06/2018
	3/20/2007	500,000			29.11	3/21/2017	3/20/2007	57,000	26,847
	2/23/2006	400,000			20.90	2/24/2016
	1/24/2005	400,000			36.37	1/25/2015
	1/23/2004	400,000			53.92	1/24/2014
	1/21/2003	500,000			40.05	1/22/2013
	2/04/2002	100,000			50.82	2/05/2012
	1/07/2002	500,000			50.46	1/08/2012
	1/08/2001	400,000			52.35	1/09/2011
	6/01/2000	50,000			70.10	6/02/2010
	1/10/2000	200,000			75.50	1/11/2010

GENERAL MOTORS COMPANY AND SUBSIDIARIES

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

Old GM Plans

We did not assume any of the Old GM plans and we do not expect to pay any awards under these plans.

(1) The stock options in columns (b) and (c) above were granted by Old GM to the Named Executive Officers in a combination of non-qualified and Incentive Stock Options (ISOs) up to the IRC maximum limit on ISOs, on the grant dates shown. Options become exercisable in three equal annual installments commencing on the first anniversary of the date of grant. The ISOs expire ten years from the date of grant, and the non-qualified options expire two days later. However, we assumed none of these outstanding stock options and they are not expected to vest, be exercised, or have any future value.

(2) The amounts in columns (g) and (h) for 2008 and 2007 reflect RSU and CRSU grants by Old GM that, under their original terms, would vest ratably at various dates over several years. The awards are valued in column (h) based on the closing price of MLC Common Stock which is still being traded under the symbol MTLQQ (Pink Sheets) on December 31, 2009 ($0.471). However, we assumed none of these outstanding awards and they are not expected to vest, be earned, pay out, or have any future value.

(3) Amounts in columns (i) and (j) reflect long term incentive awards granted by Old GM to Named Executive Officers. Award opportunities cover the 2008-2010 performance period and were granted under the Old General Motors 2007 Long-Term Incentive Plan. Each unit in the table refers to a share of MLC Common Stock. The SPP grant may be earned in four discrete installments based on the Total Shareholder Return (TSR) ranking results of three one-year periods and one three-year period. Each installment, if earned, would have been credited as share equivalents and, at the end of the three-year performance period, the value of the number of share equivalents credited would be paid in cash based on the stock price at the end of the performance period. For the 2008-2010 plan, no amount was credited for the 2008 or 2009 periods, and the shares shown also reflect two remaining installments at the threshold (50%) level. The awards are valued in column (j) based on the closing price of MLC Common Stock on December 31, 2009 ($0.471). However, we assumed none of these outstanding awards and they are not expected to vest, be earned, pay out, or have any future value.

Mr. Henderson terminated employment on December 31, 2009, and forfeited all outstanding unvested equity awards.

2009 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
[a]	[b]	[c]	[d]	[e]
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
T. G. Stephens	0	0	17,522	945,833
R. A. Lutz	0	0	19,838	1,070,833
R. G. Young	0	0	13,798	576,668
K. W. Cole	0	0	19,542	935,543
F. A. Henderson	0	0	57,944	2,421,668

Old GM Plans

The Named Executive Officers exercised no stock options and did not acquire any shares or receive any cash payments as a result of vesting of RSUs, CRSUs, or outstanding performance shares. We assumed none of these outstanding stock options or equity awards. Pursuant to the UST Credit Agreement, we cannot pay or accrue any incentive compensation to Named Executive Officers. No awards granted prior to 2009 were paid out in 2009 when vesting or payment dates occurred and none are expected to pay out at any time in the future.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our Plans

During 2009, SSUs shown in columns (d) and (e) above were awarded to Named Executive Officers as a portion of their total annual compensation on each salary payment date as described in the “Grants of Plan Based Awards” table. SSUs are non-forfeitable and will be paid in three equal installments at each of the second, third, and fourth anniversary of the quarter in which they were deemed to have been granted. Although the compensation plans were not finalized until late in 2009, these SSUs are deemed to have been issued throughout 2009 on a nunc pro tunc basis (as if granted on various salary payroll dates beginning January 1, 2009) and will become payable beginning March 31, 2011, or one year earlier upon certification by our Compensation Committee that repayment of our TARP obligations has commenced.

RETIREMENT PROGRAMS APPLICABLE TO EXECUTIVE OFFICERS

In 2006, benefit accruals under Old GM’s U.S. pension plans were frozen effective December 31, 2006, and new pension plan formulas for U.S. and Canadian executive and salaried employees became effective for service on and after January 1, 2007. The implementation of these changes has had a significant impact on expected retirement benefit levels for executives, resulting in reductions generally ranging from 18% to greater than 50%, depending on the age of the executive at the time the new plan was implemented. We assumed these plans as amended on July 10, 2009.

Benefits for our U.S. executives may be from both a tax-qualified plan that is subject to the requirements of ERISA and from a non-qualified plan that provides supplemental benefits. Tax-qualified benefits are pre-funded and paid out of the trust assets of the Salaried Retirement Program (SRP) for executives with a length of service date prior to January 1, 2001. For executives with a length of service date between January 1, 2001 and December 31, 2006, tax-qualified benefits are pre-funded and paid out of the trust assets of the SRP for service prior to January 1, 2007 and are paid out of the Savings-Stock Purchase Program (S-SPP) for service after December 31, 2006. For executives with a length of service date on or after January 1, 2007, all tax-qualified benefits are paid out of the S-SPP. Non-qualified benefits are not pre-funded and are paid out of our general assets.

U.S. executive employees must be at least age 55 with a minimum of ten years of eligible service to be vested in the U.S. non-qualified ERP, and must have been an executive employee on the active payroll as of December 31, 2006 to be eligible for any frozen accrued non-qualified ERP benefit. As of December 31, 2009, Messrs. Stephens, Lutz, and Cole were eligible to retire under these provisions.

In May 2009, Old GM non-qualified ERP benefits for all executive retirees were reduced by 10%. In June and July of 2009, as a result of Old GM’s amendment of ERP and the Old GM bankruptcy and 363 Sale, a number of ERP recipients had their non-qualified benefit further reduced. Effective August 1, 2009, following the 363 Sale, Old GM executive retirees with an annual combined qualified SRP benefit plus non-qualified ERP benefit over $100,000, had the portion of their ERP benefit above $100,000 reduced by two-thirds, inclusive of the 10% reduction to ERP benefits effective in May 2009. Also effective August 1, 2009, non-qualified ERP benefits accrued as of that date for active executives were frozen and reduced by 10%. Accruals resumed after August 1, 2009, based on the applicable ERP benefits formula described below. On October 22, 2009 and December 11, 2009 benefit accruals and company contributions under our deferred compensation plans were suspended by the Special Master pursuant to the UST Credit Agreement for SEOs and MHCEs.

Effective for service rendered on and after January 1, 2007, non-qualified retirement benefits for executive employees are determined under one of two methods, depending on an executive’s length of service date. Executives retiring on and after January 1, 2007, will have all vested non-qualified retirement benefits (benefits accrued both before and after January 1, 2007) paid as a five-year annuity. Should the executive die within the five-year period, any remaining five-year annuity payments will be converted to a present value lump sum for payment to the executive’s surviving spouse or, in the event there is no surviving spouse, the executive’s estate. Should an executive die prior to retirement, any vested non-qualified benefits will be converted to a present value lump sum for payment to the executive’s surviving spouse or, in the event there is no surviving spouse, the executive’s estate. The interest rate used in determining the non-qualified five-year annuity retirement benefits referenced above is the average of the 30-year U.S. Treasury Securities rate for the month of July and is re-determined annually. This annual interest rate is then effective for retirements commencing October 1 through September 30 of the succeeding year.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

For executives with a length of service date prior to January 1, 2001, including Messrs. Stephens, Young, and Henderson, retirement benefits are calculated using a 1.25% Career Average Pay formula. Tax-qualified benefits will accrue for such executives with respect to the total of actual base salary plus eligible AIP final awards received while employed as an executive for service on and after January 1, 2007 equal to 1.25% of base salary plus eligible AIP final awards received up to the IRC 401(a)(17) compensation limit. Non-qualified benefits equal to 1.25% will accrue for such executives with respect to the total of actual base salary plus eligible AIP final awards received in excess of the IRC 401(a)(17) compensation limit. Eligible AIP final awards are defined as those paid with respect to annual incentive compensation performance periods commencing on and after January 1, 2007. Pro-rata annual incentive awards attributable to the year of retirement are not used in the calculation of any non-qualified benefits.

For executives with a length of service date on or after January 1, 2001, including Messrs. Lutz and Cole, retirement benefits are accumulated using a 4% defined contribution formula. Tax-qualified benefits are accrued for such executives with respect to the total of actual base salary and eligible AIP final awards received while employed as an executive for service on and after January 1, 2007, consisting of company contributions equal to 4% of base salary and eligible AIP final awards received up to the IRC 401(a)(17) compensation limit. Non-qualified benefits are accrued for executive service on or after January 1, 2007 consisting of notional contributions equal to 4% of base salary and eligible AIP final awards received in excess of the IRC 401(a)(17) compensation limit. Eligible AIP final awards are defined as those paid with respect to annual incentive compensation performance periods commencing on and after January 1, 2007. Pro-rata annual incentive awards attributable to the year of retirement are not used in the calculation of any non-qualified benefits. The notional contributions are credited into an unfunded individual defined contribution account for each executive. These individual accounts are credited with earnings based on investment options selected by the executive from a list approved by the Executive Compensation Committee.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

2009 Pension Benefits

(a)	(b)	(c)	(d)	(e)	(f)
Name	Plan Name	No. of Years of Eligible Service as of December 31, 2009(1) (#)	Present Value of Accumulated Benefit(2) ($)	Annual or Five Year Annuity Payable on December 31, 2009 Under GM Pension Plans ($)	Present Value of December 31, 2009 Plan Benefits ($)
T. G. Stephens (3)	SRP	40.84	1,601,400	120,600	1,601,400
	ERP	40.84	6,785,100	1,534,400	6,785,100

			8,386,500		8,386,500

R. A. Lutz (4)	SRP	8.33	142,400	18,500	142,400
	ERP	17.33	4,345,600	982,700	4,345,600

			4,488,000		4,488,000

R. G. Young (5)	SRP	23.42	481,200	76,500	357,500
	ERP	23.42	1,000,300	0	0

			1,481,500		357,500

K. W. Cole (4)	SRP	8.42	144,900	11,500	144,900
	ERP	20.75	2,534,600	573,200	2,534,600

			2,679,500		2,679,500

F. A. Henderson (5)	SRP	25.50	631,500	85,200	468,500
	ERP	25.50	0	0	0

			631,500		468,500

G. R. Wagoner, Jr. (6)	SRP	32.00	1,105,400	70,100	1,105,400
	ERP	32.00	7,281,400	1,646,600	7,281,400

			8,386,800		8,386,800

(1)	Eligible service recognizes credited service under the frozen qualified SRP, in addition to service under the new plan formulas. The 35-year cap on ERP service used in calculating the frozen accrued ERP benefits still applies. Also, as noted below, Mr. Cole was approved for 12 years and 4 months of additional service under the non-qualified ERP, and Mr. Lutz was approved for nine additional years of service.

(2)	The present value of the SRP benefit amounts shown takes into consideration the ability of the executive to elect a joint and survivor annuity form of payment. For SRP and ERP benefits, the present value represents the value of the benefit accrued through December 31, 2009 and payable at age 60 (or immediately if over age 60). Benefits and present values reflect the provisions of the SRP and ERP as of December 31, 2009. Present values shown here are based on the mortality and discount rate assumptions used in the December 31, 2009 disclosures contained in footnotes to the consolidated financial statements.

(3)	As of December 31, 2009, Mr. Stephens is eligible to retire under both the qualified and non-qualified GM retirement plans. The amounts shown in column (d) represent the present value of benefits accrued through December 31, 2009, payable at age 60 (or immediately if over age 60) as a lifetime annuity form of payment for the SRP and payable as a five year annuity form of payment for the ERP. The amounts shown in column (e) are payable immediately, with the SRP benefit reduced from age 62. The ERP benefit is unreduced at age 60. The amounts in column (f) are the present values of the benefits shown in column (e).

(4)	Beginning January 1, 2007, benefits for Messrs. Cole and Lutz are accumulated using the 4% defined contribution formula and are included in the “2009 All Other Compensation Table.” The SRP amounts shown in column (d) only reflect their frozen Account Balance Plans, valued and payable immediately as a lifetime annuity.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In addition, beginning January 1, 2007, benefits under the ERP for Messrs. Cole and Lutz are accumulated using the 4% defined contribution formula on the total of actual base and eligible AIP final awards received in excess of the IRS 401(a)(17) compensation limit. The ERP amounts in column (d) for Messrs. Cole and Lutz include their accumulated benefit under the 4% ERP defined contribution formula plus the frozen ERP benefit, valued and payable immediately as a five-year annuity form of payment. For purposes of calculating benefits under the frozen ERP, the Committee approved a combined total award of 12 years and 4 months of additional service credits for Mr. Cole on February 5, 2001 and February 6, 2006 and awarded nine additional years of service credits for Mr. Lutz on December 4, 2006.

(5)	As of December 31, 2009, Messrs. Henderson and Young are not eligible to retire under any qualified or non-qualified retirement plan. Amounts shown in column (d) for Messrs. Henderson and Young represent the present value of benefits accrued through December 31, 2009 payable at age 60 as a lifetime annuity form of payment for the SRP with reduction from age 62, and payable as a five year annuity form of payment for the ERP. Upon termination of employment prior to retirement eligibility, Messrs. Henderson and Young are only eligible for a deferred vested benefit from the SRP, reduced for age if received prior to age 65. The amount shown in column (e) represents the annual deferred vested SRP benefit that would be payable commencing at age 65. The present value benefit shown in column (f) represents the amount that would be payable per SRP plan rules if taken at year-end 2009 as a lump sum. They would not have been eligible for ERP benefits if service terminated on December 31, 2009. Mr. Henderson did terminate employment on December 31, 2009, and, therefore, forfeited the ERP benefit, reflecting a zero value in column (d). He may elect to receive his deferred vested SRP benefit at any time.

(6)	Mr. Wagoner retired from the Company on August 1, 2009, and commenced receipt of retirement benefits pursuant to the Old GM plan provisions applicable to Mr. Wagoner. His SRP benefit shown above in column (e) comprehends his election of a joint and survivor annuity form of payment. A significant portion of his non-qualified ERP benefits was reduced by two-thirds, consistent with the ERP reductions adopted by Old GM and applicable to Mr. Wagoner. Because Mr. Wagoner is a specified employee as defined by IRC 409A, he was subject to a six month waiting period before payment of his ERP benefits commenced.

2009 NONQUALIFIED DEFERRED COMPENSATION PLANS

Old GM Plans

Old GM maintained the following nonqualified deferred compensation plans for executives:

— The Deferred Compensation Plan (DCP) described below, and

— The Benefit Equalization Plan (BEP) included in “Our Plans” on the following pages.

In addition, certain incentive awards earned and vested under the incentive plans were subject to mandatory deferral.

The DCP permitted senior executives to defer a portion of their base salary, AIP, SPP, and RSU earnings into the plan. The plan included eight investment options, one of which was Old GM common stock. No deferrals into the plan have been allowed since December 31, 2005. Dividend equivalents were credited and paid on Old GM common stock units until suspended on July 14, 2008. We did not assume the DCP on July 10, 2009 and the DCP will be included in the liquidation and asset distribution of MLC.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Old GM Nonqualified Deferred Compensation Plans

Name	Plan	Executive Contributions in the Last Fiscal Year	Registrant Contributions in the Last Fiscal Year	Aggregate Earnings in the Last Fiscal Year	Aggregate Withdrawals and Distributions	Aggregate Balance at 2009 Fiscal Year End (6)
(a)		(b)	(c)	(d)	(e)	(f)
T. G. Stephens (1)	DCP	$0	$0	$(108,757)	$(48,080)	$0

R. A. Lutz (2)	DCP	$0	$0	$(297,034)	$(131,316)	$0
	RSU			$(204,675)		$35,325

						$35,325

R. G. Young (3)	DCP	$0	$0	$(4,196)	$(33,934)	$0

F. A. Henderson (4)	DCP	$0	$0	$(135,369)	$(291,896)	$47,683

G. R. Wagoner, Jr. (5)	DCP	$0	$0	$(35,921)	$(362,634)	$0
	RSU			$(341,125)		$58,875

						$58,875

The table above reflects year-end balances and contributions, earnings, and withdrawals during the year for the DCP, as well as vested, but unpaid, RSUs for the Named Executive Officers. The plan does not provide for interest or earnings to be paid at above-market rates, so none of the amounts in column (d) have been reported in the Summary Compensation Table. Mr. Cole did not participate in the DCP and had no vested, but unpaid, incentive awards.

(1)	On May 15, 2009 Mr. Stephens elected to receive an unscheduled distribution of all assets from the DCP as permitted under IRC 409A. The gross distribution included 44,110 shares of Old GM common stock at a share price of $1.09 and was subject to a 10% penalty pursuant to plan terms.

(2)	On May 15, 2009 Mr. Lutz elected to receive an unscheduled distribution of all assets from the DCP as permitted under IRC 409A. The gross distribution included 120,473 shares of Old GM common stock at a share price of $1.09 and was subject to a 10% penalty pursuant to plan terms. 75,000 RSUs were granted to Mr. Lutz on January 21, 2003, in lieu of cash bonus, deliverable upon retirement or mutual separation. We did not assume any obligation in respect of these incentive awards. The amount shown is based on the December 31, 2009 MLC share price of $0.471. We estimate that the actual realizable value of these shares is $0.

(3)	On May 15, 2009 Mr. Young elected to receive an unscheduled distribution of all assets from the DCP as permitted under IRC 409A. This gross withdrawal amount was subject to a 10% penalty pursuant to plan terms.

(4)	On May 15, 2009 Mr. Henderson elected to receive an unscheduled distribution of cash assets from the DCP as permitted under IRC 409A. This gross withdrawal amount was subject to a 10% penalty pursuant to plan terms. Mr. Henderson’s remaining DCP balance includes 101,238 shares of MLC at a December 31, 2009 share price of $0.471. We estimate that the actual realizable value of these shares is $0.

(5)	On April 21, 2009 Mr. Wagoner elected to receive an unscheduled distribution of all assets from the DCP as permitted under IRC 409A. This gross withdrawal amount was subject to a 10% penalty pursuant to plan terms. 125,000 RSUs were granted to Mr. Wagoner on January 21, 2003, in lieu of cash bonus, deliverable upon retirement or mutual separation. We did not assume these RSUs and the amount shown in Column (f) is their value based on the closing price of MLC common stock on December 31, 2009 of $0.471. Even though Mr. Wagoner retired effective August 1, 2009, pursuant to the UST Credit Agreement his awards cannot be paid out and are not expected to be paid out at any time in the future.

(6)	All amounts reported in column (f), except earnings at prevailing market rates, have been reported in the Summary Compensation Table in previous years when earned if that officer’s compensation was required to be disclosed in the applicable year. Amounts previously reported in such years include previously earned, but deferred salary and incentives and Company matching contributions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The total reflects the cumulative value of these deferrals, contributions, and investment choices.

Pursuant to our UST Credit Agreement, we cannot pay or accrue any incentive compensation to Named Executive Officers. No awards granted prior to 2009 were vested or paid out in 2009 when vesting or payment dates occurred and none are expected to vest or pay out at any time in the future.

Our Plans

We maintain certain deferred compensation programs and arrangements for executives, including the Named Executive Officers.

BEP — The BEP is a non-qualified plan that allows for the equalization of benefits for certain highly compensated salaried employees under the SRP and the S-SPP when such employees’ contribution and benefit levels exceed the maximum limitations on contributions and benefits imposed by Section 2004 of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(a)(17) and 415 of the IRC, as amended. The plan is maintained as an unfunded plan and we bear all expenses for administration of the plan and payment of amounts to participants. Our contributions to employee accounts are currently invested in one or more of six investment options. Company contributions to the BEP were suspended on October 22, 2009 for Messrs. Young, Cole, and Henderson and on December 11, 2009 for Messrs. Stephens and Lutz.

Salary Stock Plan — Pursuant to plan terms and upon approval of the Special Master, Named Executive Officers receive a portion of their total annual compensation in the form of SSUs. SSUs are granted on each salary payment date to Named Executive Officers based on the most current valuation of the Company as determined by an independent third party. SSUs are non-forfeitable and will be paid in three equal installments at each of the second, third, and fourth anniversary of the quarter in which they were deemed to be granted, and may become payable one year earlier upon certification by our Compensation Committee that repayment of our TARP obligations has commenced.

The table below reflects year-end balances and all contributions, earnings and withdrawals during the year for the BEP, as well as vested but unpaid SSUs for the Named Executive Officers.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Contributions include amounts credited to employee BEP accounts for both pre- and post- bankruptcy periods. We have included them below in column (c) for greater continuity and because we assumed all obligations in respect of the BEP from Old GM in the 363 Sale.

2009 GM Nonqualified Deferred Compensation Plans

Name	Plan	Executive Contributions in the Last Fiscal Year	Registrant Contributions in the Last Fiscal Year (7)	Aggregate Earnings in the Last Fiscal Year (8)	Aggregate Withdrawals and Distributions	Aggregate Balance at 2009 Fiscal Year End (9)
(a)		(b)	(c)	(d)	(e)	(f)
T. G. Stephens (1)	SSU	$0	$945,833			$945,833
	BEP	$0	$9,334	$5,362		$59,563

						$1,005,396

R. A. Lutz (2)	SSU	$0	$1,070,833			$1,070,833
	BEP	$0	$23,799	$23,244		$152,543

						$1,223,376

R. G. Young (3)	SSU	$0	$576,668			$576,668
	BEP	$0	$1,650	$3,863		$39,731

						$616,399

K. W. Cole (4)	SSU	$0	$935,543			$935,543
	BEP	$0	$8,628	$7,802		$63,860

						$999,403

F. A. Henderson (5)	SSU	$0	$2,421,668			$2,421,668
	BEP	$0	$2,888	$9,012	$6,987	$0

						$2,421,668

G. R. Wagoner, Jr. (6)	SSU	$0	$0			$0
	BEP	$0	$0	$(7,693)	$(128,379)	$0

						$0

As described in the “2009 Grants of Plan Based Awards” table and narrative, each of the grants described below will be treated as having been granted, nunc pro tunc, throughout 2009 beginning January 1 and will be paid on the anniversary of the quarter in which it was deemed to have been granted.

(1)	The amount shown for Mr. Stephens consists of a grant of 17,522 SSUs on December 31, 2009.

(2)	The amount shown for Mr. Lutz consists of a grant of 19,838 SSUs on December 31, 2009.

(3)	The amount shown for Mr. Young consists of SSUs grants on each of the following dates: 3,709 on November 13, 2009; 3,709 on November 30, 2009; 3,709 on December 15, 2009; and 2,671 on December 31, 2009.

(4)	The amount shown for Mr. Cole consists of SSU grants on each of the following dates: 2,632 on November 13, 2009; 2,632 on November 30, 2009; 2,632 on December 15, 2009; and 11,646 on December 31, 2009.

(5)	The amount shown for Mr. Henderson consists of SSU grants on each of the following dates: 15,576 on November 13, 2009; 15,576 on November 30, 2009; 15,576 on December 15, 2009; and 11,216 on December 31, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At the time of his termination on December 31, 2009, Mr. Henderson had both vested and unvested BEP benefits. Unvested benefits in the amount of $78,249 were forfeited and his vested benefits in the amount of $6,987 will be paid as a lump sum pursuant to plan provisions that provide for this form of payment when the present value of the benefit is less than the dollar limit under IRC 402(g). Because Mr. Henderson was a specified employee as defined by IRC 409A, he is subject to a six month waiting period before payment of his BEP benefits can commence.

(6)	Effective August 1, 2009 Mr. Wagoner retired. Pursuant to Plan provisions, his vested benefits under the BEP were withdrawn and converted to a 5-year monthly annuity form of payment. Because Mr. Wagoner was a specified employee as defined by IRC 409A, he was subject to a six month waiting period before payment of his BEP benefits commenced in February 2010.

(7)	For each of the Named Executive Officers, the BEP amount reported here in column (c) is included within the amount reported in column (i) and footnote (9) of the 2009 Summary Compensation Table. The amounts reported in the Summary Compensation Table are larger because they also include our contributions to the S-SPP (tax-qualified plan). The SSU amount reported here in column (c) is included within the amount reported in column (e) and footnote (6) of the Summary Compensation Table.

(8)	None of the amounts reported above in column (d) are reported in column (h) of the 2009 Summary Compensation Table because we do not pay guaranteed, above-market earnings on deferred compensation.

(9)	All amounts reported in column (f), except earnings at prevailing market rates, have been reported in the Summary Compensation Table in previous years when earned if that officer’s compensation was required to be disclosed in the applicable year. Amounts previously reported in such years include previously earned Company matching contributions. The total reflects the cumulative value of these contributions, and investment choices.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Potential Termination Payments — GM

We maintain compensation and benefit plans that will provide payment of compensation in the event of termination of employment due to retirement, death, and mutually-agreed-upon separation. These provisions are generally applicable to all plan participants and are not reserved only for Named Executive Officers. The amount of compensation payable to each Named Executive Officer in these situations is described in the tables that follow. We do not provide a change in control severance plan for executives, and, pursuant to TARP regulations, no severance payments may be made to Named Executive Officers.

Retirement and Pension Benefits. Plan provisions are described in the “2009 Pension Benefits” discussion, along with pension benefits for Named Executive Officers. No other individualized arrangements exist with Named Executive Officers except those disclosed in the “Employment Agreements” section below.

As of December 31, 2009, Mr. Stephens was eligible to retire pursuant to the provisions of both the qualified SRP and the non-qualified ERP.

As of December 31, 2009, Messrs. Cole and Lutz were eligible to retire pursuant to the provisions of the qualified SRP. Both were also eligible to receive non-qualified ERP benefits pursuant to the Compensation Committee’s action in 2001 and 2004, respectively, to grant full vesting rights with five years of service.

As of December 31, 2009, Mr. Young was not eligible to retire under any qualified or non-qualified retirement plan. Upon termination of employment, he could receive a deferred vested benefit from the qualified SRP, reduced for age if received prior to age 65. This benefit is available to any participant in the plan. His non-qualified ERP benefits would have been forfeited.

Mr. Wagoner retired August 1, 2009 and was eligible for benefits under the qualified SRP and the non-qualified ERP.

Mr. Henderson terminated employment on December 31, 2009. At that time, he was not eligible to retire under any qualified or non-qualified retirement plan. He will receive a deferred vested benefit from the qualified SRP, reduced for age if received prior to age 65.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Benefits Payable at Death. Upon death of an active employee, we provide one month salary to certain dependents including surviving spouses, members of employee’s family, or other individuals who are to be responsible for payment of funeral expenses. This benefit is provided generally for all salaried employees. In addition, pursuant to SRP plan terms we provide eligible survivors a monthly pension benefit based on a percentage of the monthly retirement benefit payable to the employee where the survivor option has been elected. Under the terms of the ERP, survivor benefits, if applicable, are payable as a lump sum. Supplemental Life Benefits are provided for all executives.

Incentive Plans. Under the provisions of the Salary Stock Plan, awards are vested when earned, and will continue to be paid in accordance with their terms as described in the “Options Exercised and Stock Vested” table upon separation, other than “For Cause.”

Vacation Pay. Salaried employees may receive pay in lieu of unused vacation in the calendar year of termination of employment. Totals assume all vacation entitlement has been used as of December 31, 2009.

Health Care Coverage Continuation. Under provisions of the General Motors Salaried Health Care Program covering all U.S. salaried employees, Messrs. Cole, Lutz, and Young could continue health care coverage as provided under applicable federal laws (i.e., COBRA). Based on his eligibility to retire, Mr. Stephens would be eligible to receive financial contributions toward health care coverage in retirement until age 65. Mr. Wagoner retired and is receiving financial contributions toward health care coverage in retirement until age 65. Mr. Henderson terminated employment and is receiving health care coverage under COBRA.

Employment Agreements

Although we have described the material elements of certain employment arrangements with Named Executive Officers below, we are currently prohibited by the UST Credit Agreement from paying any severance or bonus and incentive compensation amounts to Named Executive Officers. The Named Executive Officers have waived their contractual entitlement to any payment that would violate the terms of the UST Loan Agreement.

Edward E. Whitacre, Jr. As disclosed in Form 8-K filed February 19, 2009, the following terms describe our employment arrangement with Mr. Whitacre. Mr. Whitacre’s annual cash base salary is $1,700,000, and he participates in the benefit plans currently available to executive officers as described on Form 8-K, filed August 7, 2009, and as set forth as exhibits to various periodic filings by the Company. He also receives a portion of his total annual compensation in the form of salary stock, awarded pursuant to the provisions of the Salary Stock Plan, in the amount of $5,300,000, which will be delivered ratably over three years beginning in 2012, or one year earlier upon certification by our Compensation Committee that repayment of our TARP obligations has commenced, and will be granted TARP compliant restricted stock units valued at $2,000,000. This arrangement does not provide for any special post-employment compensation or benefits.

Robert A. Lutz In June 2004, Old GM’s Compensation Committee agreed to permit Mr. Lutz to become eligible for an ERP benefit after a minimum of five years of eligible service. On December 4, 2006, Old GM’s Compensation Committee also approved the recognition of nine additional years of service credits for purposes of calculating benefits under the ERP for Mr. Lutz. This action, taken in recognition of Mr. Lutz’s ongoing contribution to the Company, permits the accumulation of all service rendered to the Company by Mr. Lutz, including a prior period of Old GM employment from 1963 to 1972, for the purpose of determining his frozen ERP benefit, included in the ERP and disclosed in column (c) of the “2009 Pension Benefits” table. We assumed these arrangements on July 10, 2009.

Kenneth W. Cole In October 2008, Old GM entered into an employment agreement with Kenneth W. Cole which provided him a base salary of $715,000 (reduced by 10% to $643,500 during 2009) and a guaranteed payment of $785,000 for 2009. This agreement pre-dated the UST Credit Agreement and was reviewed with the UST as part of our 2009 compensation planning. The employment agreement was subsequently terminated on September 4, 2009.

In addition, Old GM’s Compensation Committee agreed in February 2001 to permit Mr. Cole to become eligible for an ERP benefit after a minimum of five years of eligible service. On February 5, 2001, Old GM’s Compensation Committee approved the recognition of 8 years and 4 months of additional years of service credits for purposes of calculating frozen benefits under the ERP for Mr. Cole,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

and on February 6, 2006 also approved an additional 4 years of service credits. The combined total award of 12 years and 4 months of additional service for purposes of calculating frozen benefits under the ERP recognizes service from a previous employer and Mr. Cole’s ongoing contribution to the Company. We assumed all obligations for these arrangements on July 10, 2009.

Frederick A. Henderson On February 18, 2010, Mr. Henderson and General Motors Holdings LLC, a subsidiary of the Company, entered into an agreement to engage his services as a consultant on a month-to-month basis pursuant to the following material terms: The agreement will expire on December 31, 2010 unless terminated earlier by either party; Mr. Henderson will provide an estimated 20 hours of consulting services per month, consisting of advice on international operations, and participation in one meeting per month with the President, International Operations or his designated representative; Mr. Henderson will receive a fee of $59,090 payable monthly and reimbursement of reasonable expenses. During the period of the consulting agreement Mr. Henderson is free to provide consulting services to other clients, except that he may not engage in or perform any services for any business which designs, manufactures, develops, promotes, or sells any automobiles or trucks, in competition with or for competitors of the Company or any of its affiliates.

Non-Employee Director Compensation

Compensation for our non-employee directors is set by our Board at the recommendation of the Governance Committee. Pursuant to the Board’s Corporate Governance Guidelines, the Governance Committee is responsible for conducting an annual assessment of non-employee director compensation. The Governance Committee compares our Board’s compensation to compensation paid to directors at peer companies having similar size, scope and complexity.

Only non-employee directors receive specific payment for serving on the Board. Because Mr. Henderson was employed by us, he received no additional compensation during the period he served as a director. Non-employee directors are not eligible to participate in the S-SPP, or any of the retirement programs for our employees. Other than as described in this section, there are no separate benefit plans for directors.

Non-employee directors are reimbursed for reasonable travel expenses incurred in connection with their duties as directors. Under our Expense Policy, members of the Board may use charter aircraft for travel only in North America and only when a clear business rationale is stated. The Governance Committee periodically monitors the use of charter aircraft.

To familiarize directors with our product line, we provide the use of a company vehicle on a six-month rotational basis and directors are expected to submit product evaluations to us. In addition, we pay for the cost of personal accident insurance coverage and until January 1, 2010, we paid the cost of personal liability insurance coverage.

Old GM Board of Directors

Members of the Old GM Board of Directors served until July 10, 2009, when the 363 Sale closed and our Board was constituted. The Old GM Board voluntarily agreed to reduce its total compensation for 2009, including annual Board retainer, retainers for Committee Chairs and Audit Committee membership, and fees for excess meetings and special services, to one dollar effective January 1, 2009. Prior to 2009, each non-employee director of Old GM received an annual Board retainer of $200,000 on a pro rata basis effective March 1, 2008, which was voluntarily reduced from time to time. Under the General Motors Corporation Compensation Plan for Non-Employee Directors (Old GM Director Compensation Plan), Old GM non-employee directors were required to defer at least 70% of their annual Board retainer (i.e., $140,000) into share units of its common stock and could elect to receive the remaining compensation in cash or to defer in cash-based alternatives or share units.

The Old GM Director Compensation Plan remains in place with respect to past deferrals of compensation to former directors of Old GM, including those who are now members of our Board. Old GM directors who deferred compensation into share units of common stock are not expected to receive any value for this deferred compensation under Old GM’s bankruptcy proceedings. In addition, deferred cash-based account balances were reduced by ten percent for Old GM non-employee directors effective September 8, 2009, in line with the penalty incurred by Old GM executives on early withdrawal of their deferred cash account balances. Interest on fees

GENERAL MOTORS COMPANY AND SUBSIDIARIES

deferred in cash-based alternatives was credited monthly to the directors’ accounts. Old GM did not credit interest at above-market rates. In general, Old GM did not pay deferred amounts until January following the director’s retirement or separation from the Old GM Board. Old GM then paid those amounts, either in lump sum or in annual installments for up to ten years based on the director’s deferral election. (Members of the Old GM Board who are now serving on our Board will not receive their deferred amounts until after they leave our Board.)

2009 Old GM Non-Employee Director Compensation

Director (a)	Fees Earned or Paid in Cash	All Other Compensation (b)	Total
	$	$	$
Percy N. Barnevik	0	2,882	2,882
Erskine B. Bowles	1	10,250	10,251
John H. Bryan	1	32,586	32,587
Armando M. Codina	1	8,004	8,005
Erroll B. Davis, Jr.	1	7,880	7,881
George M.C. Fisher	1	25,616	25,617
E. Neville Isdell	1	4,316	4,317
Karen Katen	1	4,724	4,725
Kent Kresa	1	8,021	8,022
Philip A. Laskawy	1	7,727	7,728
Kathryn V. Marinello	1	7,650	7,651
Eckhard Pfeiffer	1	19,585	19,586

(a)	Mr. Barnevik resigned from the Old GM Board effective February 3, 2009. The other directors resigned from the Old GM Board in early July 2009, either before or immediately after the closing of the 363 Sale.

(b)	“All Other Compensation” is comprised of interest paid on deferred cash-based accounts; incremental costs for the use of company vehicles and reimbursement of associated taxes until August 1, 2009; and the costs associated with personal accident and liability insurances.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

All Other Compensation

Totals for amounts reported as “All Other Compensation” in the preceding “2009 Old GM Non-Employee Director Compensation” table are described below:

Director	Aggregate Earnings on Deferred Compensation	Company Vehicle (a)	Tax Reimbursement (b)	Other (c)	Total
	($)	($)	($)	($)	($)
Percy N. Barnevik	0	1,905	532	445	2,882
Erskine B. Bowles (e)	0	6,984	2,771	495	10,250
John H. Bryan (d)(e)	23,112	5,714	3,690	70	32,586
Armando M. Codina (e)	0	4,444	3,065	495	8,004
Erroll B. Davis, Jr.	744	3,810	3,035	291	7,880
George M.C. Fisher (d)(e)	19,574	3,175	2,372	495	25,616
E. Neville Isdell	0	3,810	436	70	4,316
Karen Katen (e)	0	2,540	1,689	495	4,724
Kent Kresa	604	3,810	3,316	291	8,021
Philip A. Laskawy	0	3,810	3,626	291	7,727
Kathryn V. Marinello	0	3,810	3,549	291	7,650
Eckhard Pfeiffer (d)(e)	7,056	6,984	5,050	495	19,585

(a)	Includes incremental costs for company vehicles which are calculated based on the average monthly cost of providing vehicles to all directors, including lost sales opportunity and incentive costs, if any; insurance claims, if any; licensing and registration fees; and use taxes.

(b)	Directors were charged with imputed income based on the lease value of the vehicle driven and reimbursed for associated taxes until August 1, 2009.

(c)	Reflects cost of premiums for providing personal accident and personal umbrella liability insurance. If a director elected to receive coverage, the taxes related to the imputed income are the responsibility of the director.

(d)	We administered the Old GM Director Compensation Plan after July 9, 2009. Amounts shown under “Aggregate Earnings on Deferred Compensation” for Mr. Bryan, Mr. Fisher and Mr. Pfeiffer include interest credited to their deferred cash-based accounts in 2009 including the period subsequent to July 9, 2009.

(e)	Following their resignation from the Old GM Board, Mr. Bowles, Mr. Bryan, Mr. Codina, Mr. Fisher, Ms. Katen and Mr. Pfeiffer were requested to turn in their company vehicles as soon as practicable since they did not join our Board. We paid for the costs related to providing company vehicles during the transition period which followed the closing of the 363 Sale in addition to costs related to selling company vehicles to certain former directors. Directors were charged imputed income for use of these vehicles and were responsible for associated taxes beginning August 1, 2009

General Motors Board of Directors

Following the recommendation of the Governance Committee, our Board determined that effective July 10, 2009, each member of the Board who is not an employee would be paid, in cash, an annual retainer of $200,000 for service on the Board and, if applicable, one or more of the following annual retainers: (i) $10,000 for service as Chair of any Board committee; (ii) $20,000 for service on the Audit Committee; and (iii) $150,000 for service as the Chairman of the Board. In addition, until August 1, 2009, the members of the Board could be reimbursed for taxes related to income imputed to them for the use of company cars provided to non-employee directors.

At Mr. Bonderman’s request, his annual retainer of $200,000 for service on the Board was reduced to one dollar.

On March 2, 2010, the Governance Committee approved an additional annual retainer of $10,000 for service as Lead Director, consistent with the annual retainer paid to the Chair of any Board committee.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The fees for a director who joins or leaves our Board or assumes additional responsibilities during the fiscal year are pro rated for his or her period of service. The fees listed in the table below reflect any pro-rata adjustments that occurred in 2009.

2009 General Motors Non-Employee Director Compensation

Director	Fees Earned or Paid in Cash (a)	All Other Compensation (b)	Total
	$	$	$
Daniel F. Akerson (d)	91,667	1,444	93,111
David Bonderman (d)	1	1,095	1,096
Erroll B. Davis, Jr. (c)	108,333	3,337	111,670
Stephen J. Girsky (c)	100,000	76,792	176,792
E. Neville Isdell (c)	104,167	2,286	106,453
Robert D. Krebs (d)	83,333	1,095	84,428
Kent Kresa (c)	112,500	3,242	115,742
Philip A. Laskawy (c)	112,500	2,815	115,315
Kathryn V. Marinello (c)	100,000	2,958	102,958
Patricia A. Russo (d)	87,500	1,095	88,595
Carol M. Stephenson (d)	83,333	1,820	85,153

(a)	Includes annual retainer fees, Chair and Audit Committee fees. Fees for excess meetings and special services were eliminated effective July 10, 2009.

(b)	“All Other Compensation” includes among other items incremental costs for the use of company vehicles and reimbursement of associated taxes until August 1, 2009; and the costs associated with personal accident and liability insurances.

(c)	Following their resignations from the Old GM Board, Mr. Davis, Mr. Isdell, Mr. Kresa, Mr. Laskawy, and Ms. Marinello joined our Board on July 10, 2009. Mr. Girsky and Mr. Whitacre also joined our Board on the same day. (Mr. Whitacre’s compensation as a director is reflected in the Summary Compensation Table.)

(d)	Mr. Akerson, Mr. Bonderman, Mr. Krebs, Ms. Russo and Ms. Stephenson joined the Board on July 24, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

All Other Compensation

Totals for amounts reported as “All Other Compensation” in the preceding “2009 General Motors Non-Employee Director Compensation” table are described below:

Director	Aggregate Earnings on Deferred Compensation	Company Vehicle (a)	Tax Reimbursement (b)	Other (c)	Total
	($)	($)	($)	($)	($)
Daniel F. Akerson	0	1,394	0	50	1,444
David Bonderman	0	1,045	0	50	1,095
Erroll B. Davis, Jr.(e)	650	2,091	342	254	3,337
Stephen J. Girsky (d)	0	1,742	0	75,050	76,792
E. Neville Isdell	0	2,091	145	50	2,286
Robert D. Krebs.	0	1,045	0	50	1,095
Kent Kresa (e)	523	2,091	374	254	3,242
Philip A. Laskawy	0	2,091	470	254	2,815
Kathryn V. Marinello	0	2,091	613	254	2,958
Patricia A. Russo	0	1,045	0	50	1,095
Carol M. Stephenson	0	1,742	28	50	1,820

(a)	Includes incremental costs for company vehicles which are calculated based on the average monthly cost of providing vehicles to all directors, including lost sales opportunity and incentive costs, if any; insurance claims, if any; licensing and registration fees; and use taxes.

(b)	Directors are charged with imputed income based on the lease value of the vehicle driven and were reimbursed for associated taxes until August 1, 2009.

(c)	Reflects cost of premiums for providing personal accident and personal umbrella liability insurance. If a director elects to receive coverage, the taxes related to the imputed income are the responsibility of the director. Effective January 1, 2010, we no longer pay for the cost of providing personal umbrella liability insurance.

(d)	“Other” amount for Mr. Girsky reflects additional compensation received in the form of salary stock for his services as Senior Advisor to the Office of the Chairman in December 2009. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” under “Certain Relationships.”

(e)	We assumed the Old GM Director Compensation Plan and it remains in place with respect to past deferrals of compensation to Old GM directors who are members of our Board.

Compensation Committee Interlocks and Insider Participation

No executive officer of GM served on any board of directors or compensation committee of any other company for which any of our directors served as an executive officer at any time during fiscal year 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives information about each entity known to us to be the beneficial owner of more than 5% of our common stock as of March 15, 2010.

Name and Address of Beneficial Owner	Number of Shares		Percent of Common Stock (3)
The United States Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	304,131,356		60.83%

Canada GEN Investment Corporation (Formerly 7176384 Canada Inc.) 1235 Bay Street, Suite 400 Toronto, Ontario, Canada M5R 3K4	58,368,644		11.67%

UAW Retiree Medical Benefits Trust P.O. Box 14309 Detroit, Michigan 48214	102,651,515	(1)	19.93%

Motors Liquidation Company 300 Renaissance Center Detroit, Michigan 48265-3000	140,909,090	(2)	23.85%

All Directors and Executive Officers of General Motors Company 300 Renaissance Center Detroit, Michigan 48265-3000	0		0%

(1)	Includes 15,151,515 shares of our common stock issuable upon the exercise of a warrant we issued to the New VEBA. In connection with the closing of the 363 Sale, we issued a warrant to the New VEBA to acquire 15,151,515 newly issued shares of our common stock, exercisable at any time prior to December 31, 2015, with an exercise price of $126.92 per share. The number of shares of our common stock underlying the warrant and the per share exercise price are subject to adjustment as a result of certain events, including stock splits, reverse stock splits and stock dividends.

(2)	Includes 90,909,090 shares of our common stock issuable upon the exercise of warrants we issued to MLC. On July 10, 2009, in connection with the closing of the 363 Sale, we issued two warrants to MLC, one to acquire 45,454,545 newly issued shares of our common stock, exercisable at any time prior to the seventh anniversary of issuance, with an exercise price of $30.00 per share and the other to acquire 45,454,545 newly issued shares of our common stock, exercisable at any time prior to the tenth anniversary of issuance, with an exercise price of $55.00 per share. The number of shares of our common stock underlying each of the warrants and the per share exercise price thereof are subject to adjustment as a result of certain events, including stock splits, reverse stock splits and stock dividends.

(3)	These percentages reflect the maximum potential percentage ownership of our common stock for each beneficial owner. As such, the percentage ownership of the UST and Canada GEN Investment Corporation are calculated based on a total of 500,000,000 shares outstanding. The percentage ownership of the New VEBA is calculated based on a potential total of 515,151,515 shares outstanding (which, in addition to the 500,000,000 shares currently outstanding, includes the 15,151,515 shares of common stock that would be issued to the New VEBA if it exercised its warrant, as described in footnote (1) above). The percentage ownership of MLC is calculated based on a potential total of 590,909,090 shares outstanding (which, in addition to the 500,000,000 shares currently outstanding, includes the 90,909,090 shares of common stock that would be issued to MLC if it exercised its warrants, as described in footnote (2) above).

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships

We have adopted written policies and procedures for reviewing and approving transactions we enter into with our related persons, including directors, executive officers, and holders of at least 5% of our outstanding common stock, and their immediate family members or affiliates. Our Legal Staff is primarily responsible for developing and implementing a process to obtain information from our directors and executive officers to identify possible related person transactions and to determine based on the facts and circumstances whether such a transaction involves a direct or indirect material interest of us or our related persons. We disclose transactions that are determined to be directly or indirectly material to us or a related person as required by SEC rules. In addition, the Governance Committee is responsible for annually reviewing the independence of each director and the appropriateness of any potential related person transactions and related issues.

Douglas L. Henderson, brother of former President and Chief Executive Officer Frederick A. Henderson, is employed by General Motors LLC. In addition, Juli A. Stephens, sister-in-law of Vice Chairman Thomas G. Stephens, and George T. Stephens, Mr. Stephens’ brother, are employed by General Motors LLC. Mr. Douglas Henderson, Ms. Juli Stephens, and Mr. George Stephens each make less than $155,000 per year, and receive salary and benefits comparable to those provided to other GM employees in similar positions.

David Bonderman is a founding partner of TPG, a private investment firm, whose affiliate invests in auto dealerships in Asia representing various vehicle manufacturers. These investments include dealerships in China that sell Chevrolet and Buick brand vehicles under a distribution agreement with Shanghai GM. Under the terms of Shanghai GM’s joint venture agreement, we do not control Shanghai GM’s distribution activities.

In 2009, while serving as President of S.J. Girsky & Co. (SJG), Stephen J. Girsky received advisory fees of $400,000 and expense reimbursement of about $50,000 from MLC for consulting services related to strategic alternatives for Saturn. The Saturn engagement began in early 2009 and was completed before Mr. Girsky was named to our Board. Under the agreement assumed as part of the 363 Sale, we were required to pay SJG a fee of $1 million. From December 2009 to February 2010, Mr. Girsky served as Senior Advisor to the Office of the Chairman, for which he received salary stock grants valued at $225,000 pursuant to our Salary Stock Plan and reimbursement of his living expenses in Detroit and travel expenses to and from Detroit.

Our Related Party Transactions Policy is available on our Web site at http://investor.gm.com, under “Corporate Governance.”

Director Independence

Pursuant to our Bylaws and the Stockholders Agreement, at least two-thirds of our directors must be independent within the meaning of Rule 303A.02 of the NYSE Listed Company Manual, as determined by our Board of Directors.

The Governance Committee assesses the independence of each director and makes recommendations to the Board as to his or her independence both by using the quantitative criteria in the Board’s Corporate Governance Guidelines and by determining whether he or she is free from any qualitative relationship that would interfere with the exercise of independent judgment.

Section 2.10 of our Bylaws incorporates, by reference, the independence criteria of the SEC and NYSE; and the Board’s Corporate Governance Guidelines set forth our standards for director independence, which are based on all the SEC and NYSE requirements. The Board’s Corporate Governance Guidelines provide that an independent director must satisfy all of the following criteria:

•	During the past three years, we have not employed the director, and have not employed (except in a non-executive capacity) any of his or her immediate family members.

•

During any twelve-month period within the last three years, the director has not received more than $120,000 in direct compensation from us other than director fees or other forms of deferred compensation. No immediate family members of the director have received any compensation other than for employment in a non-executive capacity.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•

The director or an immediate family member is not a current partner of a firm that is our internal or external auditor; the director is not an employee of such a firm; the director does not have an immediate family member who is a current employee of such a firm and personally works on our audit; or the director or an immediate family member was not within the last three years a partner or employee of such a firm and personally worked on our audit within that time.

•

During the past three years, neither the director nor any of his or her immediate family members has been part of an “interlocking directorate” in which one of our executive officers serves on the compensation committee (or its equivalent) of another company that employs the director.

•

During the past three years, neither the director nor any of his or her immediate family members has been employed (except in a non-executive capacity) by one of our significant suppliers or customers or any affiliate of such supplier or customer. For the purposes of this standard, a supplier or customer is considered significant if its sales to, or purchases from, us represent the greater of $1 million or 2% of our or the supplier’s or customer’s consolidated gross revenues.

In addition to satisfying all of the foregoing requirements, a director is not considered independent if he or she has, in the judgment of the Board, any other “material” relationship with the Company, other than serving as a director that would interfere with the exercise of his or her independent judgment.

Consistent with the standards described above, the Board has reviewed all relationships between the Company and the members of the Board, considering quantitative and qualitative criteria, and affirmatively has determined that, other than Mr. Whitacre and Mr. Girsky, all of the directors are independent according to the definition in the Board’s Corporate Governance Guidelines, which is based on the standards of the SEC and NYSE.

Our Bylaws and Corporate Governance Guidelines are available on our Web site at http://investor.gm.com, under “Corporate Governance.”

*  *  *  *  *  *  *

Item 14. Principal Accounting Fees and Services

Our and Old GM’s Audit Committees retained Deloitte & Touche LLP to audit the consolidated financial statements and the effectiveness of internal controls, as of December 31, 2009 and for the periods January 1, 2009 through July 9, 2009 and July 10, 2009 through December 31, 2009. We and Old GM also retained Deloitte & Touche LLP and certain of its affiliates (collectively, “Deloitte”), as well as other accounting and consulting firms, to provide various other services in the periods January 1, 2009 through July 9, 2009 and July 10, 2009 through December 31, 2009.

The services performed by Deloitte in the periods January 1, 2009 through July 9, 2009 and July 10, 2009 through December 31, 2009 were pre-approved in accordance with the pre-approval policy and procedures adopted by Old GM’s Audit Committee at its October 7, 2003 meeting and adopted by our Audit Committee at its September 8, 2009 meeting. This policy requires that during its first meeting of the calendar year, the Audit Committee will be presented, for consideration, a description of the audit-related, tax, and other services expected to be performed by Deloitte. Any requests for such services in excess of $1 million not contemplated and approved during the first meeting must thereafter be submitted to the Audit Committee (or the Chair of the Audit Committee in an urgent case) for specific pre-approval. Requests for services less than $1 million individually must be pre-approved by the Audit Committee Chair and reported to the full Audit Committee at its next regularly scheduled meeting. The independent auditors selected for the following year present the proposed annual audit services and their related fees to the Audit Committee, generally in May, for approval on an audit-year basis.

Our and Old GM’s Audit Committees determined that all services provided by Deloitte in the periods January 1, 2009 through July 9, 2009 and July 10, 2009 through December 31, 2009 were compatible with maintaining the independence of the principal accountants.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes Deloitte fees billed or expected to be billed in connection with our and Old GM’s 2009 combined audit and other services. For comparison purposes, actual billings for Old GM’s 2008 audit and other services are also displayed (dollars in millions):

	Services Billed
	2009	2008
Annual audit services	$52	$38
Audit-related services	10	11
Tax services	8	4

Subtotal	70	53

All other services	1	1

Total	$71	$54

Audit Fees: $52 million for the audit of our and Old GM’s annual consolidated financial statements, including reviews of the interim financial statements contained in our and Old GM’s Quarterly Reports on Form 10-Q and preparation of statutory reports. In addition, included in this category are fees for services that generally only Deloitte reasonably can provide, for example, statutory audits, attestation services, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees: $10 million for assurance and related services that are traditionally performed by the independent auditor. More specifically, these services include employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with proposed acquisitions, internal control consultations, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

Tax Fees: $8 million includes fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of original and amended tax returns and claims for refund, and tax payment-planning services. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to mergers and acquisitions and employee benefit plans, and requests for rulings or technical advice from taxing authorities.

All Other Fees: $1 million for services related to project management, process improvements, and assistance with information technology system projects for systems not associated with the financial statements.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART IV

ITEM 15.	Exhibits and Financial Statement Schedule

(a)	1. All Financial Statements and Supplemental Information

2.	Financial Statement Schedule II — Valuation and Qualifying Accounts

3.	Exhibits

(b)	Exhibits

Exhibit Number	Exhibit Name
3.1	Amended and Restated Certificate of Incorporation of General Motors Company, as amended, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

3.2	General Motors Company Amended and Restated Bylaws dated March 2, 2010	Filed Herewith

4.1	Certificate of Designations of Series A Fixed Rate Cumulative Perpetual Preferred Stock of General Motors Company, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.1†	Second Amended and Restated Secured Credit Agreement among General Motors Company, as Borrower, the Guarantors, and the United States Department of the Treasury, as Lender, dated August 12, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.2†	Assignment and Assumption Agreement and Third Amendment to Second Amended and Restated Secured Credit Agreement among General Motors LLC, General Motors Holdings LLC, General Motors Company and the United States Department of the Treasury, as Lender, dated as of October 19, 2009, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.3†	Amended and Restated Secured Note Agreement among General Motors Company, as Issuer, the Guarantors and UAW Retiree Medical Benefits Trust, as Noteholder, dated August 14, 2009 (refer also to Exhibit 10.1 which includes Schedule 3.25 referenced herein), incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.4†	Assignment and Assumption Agreement and Third Amendment to Amended and Restated Secured Note Agreement among General Motors LLC, General Motors Holdings LLC, General Motors Company and UAW Retiree Medical Benefits Trust, as Noteholder, dated as of October 19, 2009, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.5†	Second Amended and Restated Loan Agreement by and among General Motors of Canada Limited, as Borrower, and the other loan parties and Export Development of Canada, as Lender, dated July 10, 2009, incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of General Motors Company filed August 7, 2009	Incorporated by Reference

10.6	Amendment to Second Amended and Restated Loan Agreement by and among General Motors of Canada Limited, as Borrower, and the other loan parties and Export Development of Canada, as Lender, dated October 15, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed October 23, 2009	Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.7	Settlement Agreement dated as of September 10, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed September 17, 2009	Incorporated by Reference

10.8	Agreement, dated as of October 15, 2009 between General Motors Company (formerly known as General Motors Holding Company), General Motors LLC (formerly known as General Motors Company) and Motors Liquidation Company, incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.9	Stockholders Agreement, dated as of October 15, 2009 between General Motors Company, the United States Department of the Treasury, Canada GEN Investment Corporation (formerly known as 7176384 Canada Inc.) and the UAW Retiree Medical Benefits Trust, incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.10	Master Disposition Agreement among Delphi Corporation, GM Components Holdings, LLC, General Motors Company, Motors Liquidation Company (fka General Motors Corporation), DIP Holdco 3, LLC, and the other sellers and other buyers party thereto dated July 26, 2009, incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of General Motors Company filed August 7, 2009	Incorporated by Reference

10.11	Investment Commitment Agreement by and among Silver Point Capital Fund, LP, Silver Point Capital Offshore Fund, Ltd., Elliott Associates, LP, DIP Holdco 3, LLC, and General Motors Company dated July 26, 2009, incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of General Motors Company filed August 7, 2009	Incorporated by Reference

10.12	UAW Retiree Settlement Agreement, dated July 10, 2009, between General Motors Company and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the UAW), with the UAW also entering into the agreement as the authorized representative of certain persons receiving retiree benefits pursuant to collectively bargained plans, programs and/or agreement between General Motors Company and the UAW	Filed Herewith

10.13	Amended and Restated Global Settlement Agreement Between Delphi Corporation and General Motors Corporation, Dated September 12, 2008, incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Motors Liquidation Company filed November 10, 2008	Incorporated by Reference

10.14	Form of Compensation Statement	Filed Herewith

10.15	Employment Agreement for Kenneth W. Cole	Filed Herewith

10.16	Consulting Agreement for Frederick A. Henderson	Filed Herewith

10.17	Summary of Consulting Arrangement between General Motors Company and Stephen J. Girsky, incorporated herein by reference to Item 1.01 of the Current Report on Form 8-K of General Motors Company filed January 15, 2010.	Incorporated by Reference

10.18	General Motors Company 2009 Long-Term Incentive Plan	Filed Herewith

10.19	General Motors Company Salary Stock Plan	Filed Herewith

10.20	Form of Restricted Stock Unit Grant made to top 25 highly compensated employees under General Motors Company 2009 Long-Term Incentive Plan, as Amended March 1, 2010	Filed Herewith

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.21	Form of Restricted Stock Unit Grant (Cash Settlement) made to top 25 highly compensated employees under General Motors Company 2009 Long-Term Incentive Plan, as Amended March 1, 2010	Filed Herewith

10.22	Form of Restricted Stock Unit Grant made to certain executive officers incorporated by reference to Exhibit 10.a to the Quarterly Report on Form 10-Q of Motors Liquidation Company filed May 8, 2008	Incorporated by Reference

10.23	General Motors Company Vehicle Operations — Senior Management Vehicle Program (SMVP) Supplement, revised December 15, 2005, incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of Motors Liquidation Company filed March 28, 2006	Incorporated by Reference

10.24†	Amended and Restated United States Consumer Financing Services Agreement between GMAC LLC and General Motors Corporation dated May 22, 2009 incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed August 7, 2009	Incorporated by Reference

10.25†	Amended and Restated Master Services Agreement between GMAC LLC and General Motors Corporation dated May 22, 2009 incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed August 7, 2009	Incorporated by Reference

10.26	General Motors Executive Retirement Plan, as amended August 4, 2008, incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Motors Liquidation Company filed November 10, 2008	Incorporated by Reference

10.27	Agreement, dated as of October 22, 2001, between General Motors Corporation and General Motors Acceptance Corporation, incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of Motors Liquidation Company filed March 28, 2006	Incorporated by Reference

10.28	Agreement, dated as of November 30, 2006, between General Motors Corporation and GMAC LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Motors Liquidation Company filed November 30, 2008	Incorporated by Reference

10.29	Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $30 original exercise price and a July 10, 2016 expiration date	Filed Herewith

10.30	Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $55 original exercise price and a July 10, 2019 expiration date	Filed Herewith

10.31	Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $126.92 original exercise price and a December 31, 2015 expiration date	Filed Herewith

12	Computation of Ratios of Earnings to Fixed Charges for the Periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009 and for the Years Ended December 31, 2008, 2007, 2006 and 2005	Filed Herewith

Exhibit Number	Exhibit Name
21	Subsidiaries of the Registrant as of December 31, 2009	Filed Herewith

24	Power of Attorney for Directors of General Motors Corporation	Filed Herewith

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99	Consolidated Financial Statements of GMAC and subsidiaries at December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009	Filed Herewith

†	Certain confidential portions have been omitted pursuant to a request for confidential treatment, which has been separately filed with the Securities and Exchange Commission.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit Name
3.1	Amended and Restated Certificate of Incorporation of General Motors Company, as amended, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

3.2	General Motors Company Amended and Restated Bylaws dated March 2, 2010	Filed Herewith

4.1	Certificate of Designations of Series A Fixed Rate Cumulative Perpetual Preferred Stock of General Motors Company, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.1†	Second Amended and Restated Secured Credit Agreement among General Motors Company, as Borrower, the Guarantors, and the United States Department of the Treasury, as Lender, dated August 12, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.2†	Assignment and Assumption Agreement and Third Amendment to Second Amended and Restated Secured Credit Agreement among General Motors LLC, General Motors Holdings LLC, General Motors Company and the United States Department of the Treasury, as Lender, dated as of October 19, 2009, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.3†	Amended and Restated Secured Note Agreement among General Motors Company, as Issuer, the Guarantors and UAW Retiree Medical Benefits Trust, as Noteholder, dated August 14, 2009 (refer also to Exhibit 10.1 which includes Schedule 3.25 referenced herein), incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.4†	Assignment and Assumption Agreement and Third Amendment to Amended and Restated Secured Note Agreement among General Motors LLC, General Motors Holdings LLC, General Motors Company and UAW Retiree Medical Benefits Trust, as Noteholder, dated as of October 19, 2009, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.5†	Second Amended and Restated Loan Agreement by and among General Motors of Canada Limited, as Borrower, and the other loan parties and Export Development of Canada, as Lender, dated July 10, 2009, incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of General Motors Company filed August 7, 2009	Incorporated by Reference

10.6	Amendment to Second Amended and Restated Loan Agreement by and among General Motors of Canada Limited, as Borrower, and the other loan parties and Export Development of Canada, as Lender, dated October 15, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed October 23, 2009	Incorporated by Reference

10.7	Settlement Agreement dated as of September 10, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed September 17, 2009	Incorporated by Reference

10.8	Agreement, dated as of October 15, 2009 between General Motors Company (formerly known as General Motors Holding Company), General Motors LLC (formerly known as General Motors Company) and Motors Liquidation Company, incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.9	Stockholders Agreement, dated as of October 15, 2009 between General Motors Company, the United States Department of the Treasury, Canada GEN Investment Corporation (formerly known as 7176384 Canada Inc.) and the UAW Retiree Medical Benefits Trust, incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.10	Master Disposition Agreement among Delphi Corporation, GM Components Holdings, LLC, General Motors Company, Motors Liquidation Company (fka General Motors Corporation), DIP Holdco 3, LLC, and the other sellers and other buyers party thereto dated July 26, 2009, incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of General Motors Company filed August 7, 2009	Incorporated by Reference

10.11	Investment Commitment Agreement by and among Silver Point Capital Fund, LP, Silver Point Capital Offshore Fund, Ltd., Elliott Associates, LP, DIP Holdco 3, LLC, and General Motors Company dated July 26, 2009, incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of General Motors Company filed August 7, 2009	Incorporated by Reference

10.12	UAW Retiree Settlement Agreement, dated July 10, 2009, between General Motors Company and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the UAW), with the UAW also entering into the agreement as the authorized representative of certain persons receiving retiree benefits pursuant to collectively bargained plans, programs and/or agreement between General Motors Company and the UAW	Filed Herewith

10.13	Amended and Restated Global Settlement Agreement Between Delphi Corporation and General Motors Corporation, Dated September 12, 2008, incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Motors Liquidation Company filed November 10, 2008	Incorporated by Reference

10.14	Form of Compensation Statement	Filed Herewith

10.15	Employment Agreement for Kenneth W. Cole	Filed Herewith

10.16	Consulting Agreement for Frederick A. Henderson	Filed Herewith

10.17	Summary of Consulting Arrangement between General Motors Company and Stephen J. Girsky, incorporated herein by reference to Item 1.01 of the Current Report on Form 8-K of General Motors Company filed January 15, 2010.	Incorporated by Reference

10.18	General Motors Company 2009 Long-Term Incentive Plan	Filed Herewith

10.19	General Motors Company Salary Stock Plan	Filed Herewith

10.20	Form of Restricted Stock Unit Grant made to top 25 highly compensated employees under General Motors Company 2009 Long-Term Incentive Plan, as Amended March 1, 2010	Filed Herewith

10.21	Form of Restricted Stock Unit Grant (Cash Settlement) made to top 25 highly compensated employees under General Motors Company 2009 Long-Term Incentive Plan, as Amended March 1, 2010	Filed Herewith

10.22	Form of Restricted Stock Unit Grant made to certain executive officers incorporated by reference to Exhibit 10.a to the Quarterly Report on Form 10-Q of Motors Liquidation Company filed May 8, 2008	Incorporated by Reference

10.23	General Motors Company Vehicle Operations — Senior Management Vehicle Program (SMVP) Supplement, revised December 15, 2005, incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of Motors Liquidation Company filed March 28, 2006	Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.24†	Amended and Restated United States Consumer Financing Services Agreement between GMAC LLC and General Motors Corporation dated May 22, 2009 incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed August 7, 2009	Incorporated by Reference

10.25†	Amended and Restated Master Services Agreement between GMAC LLC and General Motors Corporation dated May 22, 2009 incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed August 7, 2009	Incorporated by Reference

10.26	General Motors Executive Retirement Plan, as amended August 4, 2008, incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Motors Liquidation Company filed November 10, 2008	Incorporated by Reference

10.27	Agreement, dated as of October 22, 2001, between General Motors Corporation and General Motors Acceptance Corporation, incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of Motors Liquidation Company filed March 28, 2006	Incorporated by Reference

10.28	Agreement, dated as of November 30, 2006, between General Motors Corporation and GMAC LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Motors Liquidation Company filed November 30, 2008	Incorporated by Reference

10.29	Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $30 original exercise price and a July 10, 2016 expiration date	Filed Herewith

10.30	Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $55 original exercise price and a July 10, 2019 expiration date	Filed Herewith

10.31	Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $126.92 original exercise price and a December 31, 2015 expiration date	Filed Herewith

12	Computation of Ratios of Earnings to Fixed Charges for the Periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009 and for the Years Ended December 31, 2008, 2007, 2006 and 2005	Filed Herewith

21	Subsidiaries of the Registrant as of December 31, 2009	Filed Herewith

24	Power of Attorney for Directors of General Motors Corporation	Filed Herewith

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99	Consolidated Financial Statements of GMAC and subsidiaries at December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009	Filed Herewith

†	Certain confidential portions have been omitted pursuant to a request for confidential treatment, which has been separately filed with the Securities and Exchange Commission.

*  *  *  *  *  *  *

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENERAL MOTORS COMPANY
(Registrant)

Date: April 7, 2010	By:	/s/ EDWARD E. WHITACRE, JR.
Edward E. Whitacre, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 7th day of April 2010 by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ EDWARD E. WHITACRE, Jr. (Edward E. Whitacre, Jr.)	Chairman and Chief Executive Officer

/s/ CHRISTOPHER P. LIDDELL (Christopher P. Liddell)	Vice Chairman and Chief Financial Officer

/s/ NICK S. CYPRUS (Nick S. Cyprus)	Vice President, Controller and Chief Accounting Officer

/s/ DANIEL F. AKERSON (Daniel F. Akerson)	Director

/s/ DAVID BONDERMAN (David Bonderman)	Director

/s/ ERROLL B. DAVIS, JR. (Erroll B. Davis, Jr.)	Director

/s/ STEPHEN J. GIRSKY (Stephen J. Girsky)	Director

/s/ E. NEVILLE ISDELL (E. Neville Isdell)	Director

/s/ ROBERT D. KREBS (Robert D. Krebs)	Director

/s/ KENT KRESA (Kent Kresa)	Director

/s/ PHILIP A. LASKAWY (Philip A. Laskawy)	Director

Signature	Title

/s/ KATHRYN V. MARINELLO (Kathryn V. Marinello)	Director

/s/ PATRICIA F. RUSSO (Patricia F. Russo)	Director

/s/ CAROL M. STEPHENSON (Carol M. Stephenson)	Director

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Effect of Application of Fresh- Start Reporting	Balance at End of Period
Successor
For the period July 10, 2009 through December 31, 2009
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$—	251	—	1	—	$250
Other investments and miscellaneous assets (receivables and other)	$—	—	7	—	—	$7

Predecessor
For the period January 1, 2009 through July 9, 2009
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$422	1,482	76	6	(1,974)	$—
Other investments and miscellaneous assets (receivables and other)	$43	—	3	—	(46)	$—

For the Year Ended December 31, 2008
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$338	157	—	73	—	$422
Other investments and miscellaneous assets (receivables and other)	$14	—	29	—	—	$43

For the Year Ended December 31, 2007
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$397	—	11	70	—	$338
Other investments and miscellaneous assets (receivables and other)	$17	—	—	3	—	$14