Form 10-Q
period 2010-03-31
General Motors Co
filed 2010-05-17
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-53930

GENERAL MOTORS COMPANY

(Exact Name of Registrant as Specified in its Charter)

STATE OF DELAWARE	27-0756180
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Renaissance Center, Detroit, Michigan	48265-3000
(Address of Principal Executive Offices)	(Zip Code)

(313) 556-5000

Registrant’s telephone number, including area code

Not applicable

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

As of May 1, 2010, the number of shares outstanding of $0.01 par value common stock was 500,000,000 shares.

Website Access to Company’s Reports

General Motors Company’s internet website address is www.gm.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net sales and revenue	$31,476	$22,431

Costs and expenses
Cost of sales	27,591	24,611
Selling, general and administrative expense	2,684	2,497
Other expenses, net	46	985

Total costs and expenses	30,321	28,093

Operating income (loss)	1,155	(5,662)
Equity in loss of GMAC	—	(500)
Interest expense	(337)	(1,230)
Interest income and other non-operating income, net	485	425
Gain (loss) on extinguishment of debt	(1)	906

Income (loss) before income taxes and equity income	1,302	(6,061)
Income tax expense (benefit)	509	(114)
Equity income, net of tax	403	48

Net income (loss)	1,196	(5,899)
Less: Net income attributable to noncontrolling interests	128	76

Net income (loss) attributable to stockholders	1,068	(5,975)
Less: Cumulative dividends on preferred stock	203	—

Net income (loss) attributable to common stockholders	$865	$(5,975)

Earnings (loss) per share (Note 21)
Basic
Net income (loss) attributable to common stockholders	$1.73	$(9.78)
Weighted-average common shares outstanding	500	611
Diluted
Net income (loss) attributable to common stockholders	$1.66	$(9.78)
Weighted-average common shares outstanding	522	611

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

(Unaudited)

	Successor
	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$23,310	$22,679
Marketable securities	153	134

Total cash, cash equivalents and marketable securities	23,463	22,813
Restricted cash	12,741	13,917
Accounts and notes receivable (net of allowance of $188 and $250)	8,694	7,518
Inventories	11,192	10,107
Assets held for sale	60	388
Equipment on operating leases, net	2,319	2,727
Other current assets and deferred income taxes	1,888	1,777

Total current assets	60,357	59,247
Non-Current Assets
Equity in net assets of nonconsolidated affiliates	8,430	7,936
Assets held for sale	—	530
Property, net	18,432	18,687
Goodwill	30,487	30,672
Intangible assets, net	13,690	14,547
Other assets	4,625	4,676

Total non-current assets	75,664	77,048

Total Assets	$136,021	$136,295

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$20,450	$18,725
Short-term debt and current portion of long-term debt (including debt at GM Daewoo of $1,308 at March 31, 2010; Note 9)	8,773	10,221
Liabilities held for sale	60	355
Accrued expenses (including derivative liabilities at GM Daewoo of $339 at March 31, 2010; Note 9)	22,755	23,134

Total current liabilities	52,038	52,435
Non-Current Liabilities
Long-term debt (including debt at GM Daewoo of $740 at March 31, 2010; Note 9)	5,401	5,562
Liabilities held for sale	—	270
Postretirement benefits other than pensions	8,794	8,708
Pensions	26,492	27,086
Other liabilities and deferred income taxes	13,245	13,279

Total non-current liabilities	53,932	54,905

Total Liabilities	105,970	107,340
Commitments and contingencies (Note 16)
Preferred stock, $0.01 par value (1,000,000,000 shares authorized, 360,000,000 shares issued and outstanding (each with a $25.00 liquidation preference) at March 31, 2010 and December 31, 2009)	6,998	6,998
Equity
Common stock, $0.01 par value (2,500,000,000 shares authorized, 500,000,000 shares issued and outstanding at March 31, 2010 and December 31, 2009)	5	5
Capital surplus (principally additional paid-in capital)	24,050	24,050
Accumulated deficit	(3,529)	(4,394)
Accumulated other comprehensive income	1,713	1,588

Total stockholders’ equity	22,239	21,249
Noncontrolling interests	814	708

Total equity	23,053	21,957

Total Liabilities and Equity	$136,021	$136,295

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In millions)

(Unaudited)

	Common Stockholders’
	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity (Deficit)
Balance December 31, 2008, Predecessor	$1,017	$16,489	$(70,727)	$(32,339)	$484		$(85,076)
Net income (loss)	—	—	(5,975)	—	76	$(5,899)	(5,899)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(261)	(27)	(288)
Cash flow hedging gains, net	—	—	—	248	116	364
Unrealized loss on securities	—	—	—	(2)	—	(2)
Defined benefit plans
Net prior service benefit	—	—	—	1,683	—	1,683
Net actuarial loss	—	—	—	(1,276)	—	(1,276)
Net transition asset / obligation	—	—	—	1	—	1

Other comprehensive income (loss)	—	—	—	393	89	482	482

Comprehensive income (loss)						$(5,417)

Dividends declared or paid to noncontrolling interests	—	—	—	—	(25)		(25)
Other	1	—	(1)	—	(2)		(2)

Balance March 31, 2009, Predecessor	$1,018	$16,489	$(76,703)	$(31,946)	$622		$(90,520)

Balance December 31, 2009, Successor	$5	$24,050	$(4,394)	$1,588	$708		$21,957
Net income (loss)	—	—	1,068	—	128	$1,196	1,196
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	27	(12)	15
Cash flow hedging gains, net	—	—	—	14	—	14
Unrealized loss on securities	—	—	—	(4)	—	(4)
Defined benefit plans
Net prior service cost	—	—	—	(2)	—	(2)
Net actuarial gain	—	—	—	90	—	90

Other comprehensive income (loss)	—	—	—	125	(12)	113	113

Comprehensive income (loss)						$1,309

Effects of adoption of amendments to ASC 810-10 regarding variable interest entities (Note 3)	—	—	—	—	76		76
Cash dividends paid to GM preferred stockholders	—	—	(203)	—	—		(203)
Dividends declared or paid to noncontrolling interests	—	—	—	—	(52)		(52)
Other	—	—	—	—	(34)		(34)

Balance March 31, 2010, Successor	$5	$24,050	$(3,529)	$1,713	$814		$23,053

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net cash provided by (used in) operating activities	$1,746	$(9,390)
Cash flows from investing activities
Expenditures for property	(755)	(1,566)
Investments in marketable securities, acquisitions	(88)	(76)
Investments in marketable securities, liquidations	76	82
Investment in GMAC	—	(884)
Investment in companies, net of cash acquired	(50)	—
Operating leases, liquidations	134	295
Change in restricted cash	1,241	(151)
Other	88	(15)

Net cash provided by (used in) investing activities	646	(2,315)
Cash flows from financing activities
Net decrease in short-term debt	(100)	(870)
Proceeds from debt owed to UST	—	10,284
Proceeds from issuance of long-term debt	117	62
Payments on debt owed to UST and EDC	(1,379)	—
Payments on long-term debt	(123)	(99)
Fees paid for debt modification	—	(63)
Cash dividends paid to GM preferred stockholders	(203)	—

Net cash provided by (used in) financing activities	(1,688)	9,314
Effect of exchange rate changes on cash and cash equivalents	(53)	(214)

Net increase (decrease) in cash and cash equivalents	651	(2,605)
Cash and cash equivalents reclassified as assets held for sale	(20)	—
Cash and cash equivalents at beginning of the period	22,679	14,053

Cash and cash equivalents at end of the period	$23,310	$11,448

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

General Motors Company was formed by the United States Department of the Treasury (UST) in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company, which on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation (363 Sale) and changed its name to General Motors Company, is sometimes referred to in this Quarterly Report on Form 10-Q for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM,” and is the successor entity solely for accounting and financial reporting purposes (Successor). General Motors Corporation is sometimes referred to in this Quarterly Report on Form 10-Q, for the periods on or before July 9, 2009, as “Old GM.” Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to the agreement with the Securities and Exchange Commission (SEC) Staff, the accompanying condensed consolidated financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes (Predecessor). In connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Company, which is sometimes referred to in this Quarterly Report on Form 10-Q, for the periods on or after July 10, 2009, as “MLC.” MLC continues to exist as a distinct legal entity for the sole purpose of liquidating its remaining assets and liabilities.

We develop, produce and market cars, trucks and parts worldwide. We analyze the results of our business through our three segments: General Motors North America (GMNA), General Motors International Operations (GMIO) and General Motors Europe (GME). Nonsegment operations are classified as Corporate. Corporate includes investments in GMAC Inc. (GMAC), certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, certain nonsegment specific revenues and expenses, including costs related to the Delphi Benefit Guarantee Agreements (as subsequently defined in Note 16) and a portfolio of automotive retail leases.

Note 2. Chapter 11 Proceedings and the 363 Sale

Background

As a result of historical unfavorable economic conditions and a rapid decline in sales in the three months ended December 31, 2008 Old GM determined that, despite the previous actions it had then taken to restructure its U.S. business, it would be unable to pay its obligations in the normal course of business in 2009 or service its debt in a timely fashion, which required the development of a new plan that depended on financial assistance from the U.S. government.

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

As a condition to obtaining the loans under the UST Loan Agreement, Old GM was required to submit a plan in February 2009 that included specific actions intended to demonstrate that it was a viable entity and to use its best efforts to achieve certain debt reduction, labor modification and VEBA modification targets.

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

Old GM made further modifications to its plan in an attempt to satisfy the President’s Designee’s requirement that it undertake a substantially more accelerated and aggressive restructuring plan. The additional significant cost reduction and restructuring actions included reducing Old GM’s indebtedness and VEBA obligations, in addition to other cost reduction and restructuring actions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) provides additional detail on Old GM’s liquidity constraints, the terms and conditions of its various funding arrangements with U.S. and Canadian governmental entities, and its various cost reduction and restructuring activities.

Chapter 11 Proceedings

Old GM was not able to complete the cost reduction and restructuring actions, including the debt reductions and VEBA modifications, which resulted in extreme liquidity constraints. As a result, on June 1, 2009 Old GM and certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 (Chapter 11 Proceedings) of the U.S. Bankruptcy Code (Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court).

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

Old GM prepared its consolidated financial statements in accordance with the guidance in ASC 852 in the period June 1, 2009 through July 9, 2009. Revenues, expenses, realized gains and losses, and provisions for losses directly related to the Chapter 11 Proceedings were recorded in Reorganization gains, net in the period June 1, 2009 through July 9, 2009. Reorganization gains, net do not constitute an element of operating loss due to their nature and due to the requirement of ASC 852 that they be reported separately. Old GM’s balance sheet prior to the 363 Sale distinguished prepetition liabilities subject to compromise from prepetition liabilities not subject to compromise and from postpetition liabilities. Cash amounts provided by or used in the Chapter 11 Proceedings were separately disclosed in the statement of cash flows.

Application of Fresh-Start Reporting

The Bankruptcy Court did not determine a reorganization value in connection with the 363 Sale. Reorganization value is defined as the value of our assets without liabilities. In order to apply fresh-start reporting, ASC 852 requires that total postpetition liabilities and allowed claims be in excess of reorganization value and prepetition stockholders receive less than 50.0% of our common stock. Based on our estimated reorganization value, we determined that on July 10, 2009 both the criteria of ASC 852 were met and, as a result, we applied fresh-start reporting. In applying fresh-start reporting at July 10, 2009, which generally follows the provisions of ASC 805, “Business Combinations,” (ASC 805) we recorded the assets acquired and the liabilities assumed from Old GM at fair value except for deferred income taxes and certain liabilities associated with employee benefits. Our consolidated balance sheet at July 10, 2009, which includes the adjustments to Old GM’s consolidated balance sheet as a result of the 363 Sale and the application of fresh-start reporting, and related disclosures are discussed in Note 2 to our consolidated financial statements in our 2009 Form 10-K. These adjustments are final and no determinations of fair value are considered provisional.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Basis of Presentation and Recent Accounting Standards

On April 7, 2010 we filed a Registration Statement on Form 10 pursuant to an agreement with the SEC Staff, as described in a no-action letter issued to Old GM by the SEC Staff on July 9, 2009 regarding our filing requirements and those of MLC. After the expiration of 60 days from the filing date we will be subject to the filing requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934. In accordance with the agreement with the SEC Staff, the accompanying unaudited condensed consolidated financial statements include the financial statements and related information of Old GM, for the period prior to July 10, 2009, the entity from whom we purchased substantially all of its assets and assumed certain of its liabilities.

The 363 Sale resulted in a new entity, General Motors Company, which is the successor entity solely for accounting and financial reporting purposes. Because we are a new reporting entity, our financial statements are not comparable to the financial statements of Old GM.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2009 Form 10-K.

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a majority voting interest. In addition, we consolidate variable interest entities (VIEs) when we are the VIE’s primary beneficiary. Our share of earnings or losses of nonconsolidated affiliates are included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over their operating and financial decisions. When we are not able to exercise significant influence over such affiliates, we use the cost method of accounting. All intercompany balances and transactions have been eliminated in consolidation. Old GM utilized the same principles of consolidation in its condensed consolidated financial statements.

Recently Adopted Accounting Principles

Transfers of Financial Assets

In January 2010 we adopted certain amendments to ASC 860-10, “Transfers and Servicing.” ASC 860-10 eliminates the concept of a qualifying special-purpose entity (SPE), establishes a new definition of participating interest that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer of financial assets to be accounted for as a sale, and changes the amount that can be recorded as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. The adoption of these amendments did not have a material effect on the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Interest Entities

In January 2010 we adopted amendments to ASC 810-10, “Consolidation” (ASC 810-10). These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise: (1) has the power to direct the activities of a VIE that most significantly affect the entity’s economic performance; and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. These amendments also require, among other considerations, an ongoing reconsideration of the primary beneficiary. In February 2010 the Financial Accounting Standards Board (FASB) issued guidance that permitted an indefinite deferral of these amendments for entities that have all the attributes of an investment company or that apply measurement principles consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of VIEs in effect prior to the adoption of these amendments. This deferral was applicable to certain investment funds associated with our employee benefit plans and investment funds managing investments on behalf of unrelated third parties.

The amendments were adopted prospectively. Upon adoption, we consolidated General Motors Egypt (GM Egypt). Due to our application of fresh-start reporting on July 10, 2009 and because our investment in GM Egypt was accounted for using the equity method of accounting, there was no difference between the net assets added to the Condensed consolidated balance sheet upon consolidation and the amount of previously recorded interest in GM Egypt. As a result, there is no cumulative effect of a change in accounting principle to Accumulated deficit. However, the consolidation of GM Egypt resulted in an increase in Total assets of $254 million, an increase in Total liabilities of $178 million, and an increase in Noncontrolling interests of $76 million. The effect of these amendments was measured based on the amount at which the asset, liability and noncontrolling interest would have been carried or recorded in the condensed consolidated financial statements if these amendments had been effective since inception of our relationship with GM Egypt. Refer to Note 9 for additional information regarding the effect of the adoption of these amendments.

Accounting Standards Not Yet Adopted

In September 2009 the FASB issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. In addition, ASU 2009-13 revises the method by which consideration is allocated among the units of accounting. The overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, including vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the effects, if any, that ASU 2009-13 will have on the condensed consolidated financial statements.

Note 4. Acquisition and Disposals of Businesses

Acquisition of Delphi Businesses

In July 2009 we entered into the Delphi Master Disposition Agreement (DMDA) with Delphi Corporation (Delphi) and other parties, which was consummated in October 2009. Under the DMDA, we agreed to acquire Delphi’s global steering business (Nexteer) and four domestic component manufacturing facilities as well as make an investment in a new entity, New Delphi, which acquired substantially all of Delphi’s remaining assets. At October 6, 2009 the fair value of Nexteer and the four domestic facilities was $287 million and the assets acquired and liabilities assumed were consolidated and included in the results of our GMNA segment. Total assets of $1.2 billion were comprised primarily of accounts and notes receivables, inventories and property, plant and equipment. Total liabilities of $0.9 billion were comprised primarily of accounts payable, accrued expenses, short-term debt and other liabilities.

We funded the acquisitions, transaction related costs and settlements of certain pre-existing arrangements through net cash payments of $2.7 billion. We also assumed liabilities and wind-down obligations of $120 million, waived our claims associated with

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Delphi liquidity support agreements of $850 million and waived our rights to claims associated with previously transferred pension costs for hourly employees. Of these amounts, we contributed $1.7 billion to New Delphi and paid the Pension Benefit Guarantee Corporation (PBGC) $70 million in October 2009. Our investment in New Delphi is accounted for using the equity method.

In January 2010 we announced that we intend to pursue a sale of Nexteer. We continue to pursue this sale and have not entered into a definitive sales agreement.

Sale of India Operations

In December 2009 we and SAIC Motor Hong Kong Investment Limited (SAIC-HK) entered into a joint venture, SAIC GM Investment Limited (HKJV) to invest in automotive projects outside of markets in China, initially focusing on markets in India. On February 1, 2010 we sold certain of our operations in India (India Operations), part of our GMIO segment, in exchange for a promissory note due in 2013. The amount due under the promissory note may be partially reduced, or increased, based on the India Operation’s cumulative earnings before interest and taxes for the three year period ending December 31, 2012. In connection with the sale we recorded net consideration of $194 million and an insignificant gain. The sale transaction resulted in a loss of control and the deconsolidation of the India Operations on February 1, 2010. Accordingly, we removed the assets and liabilities of the India Operations from our consolidated financial statements and recorded an equity interest in HKJV to reflect cash of $50 million we contributed to HKJV and a $123 million commitment to provide additional capital that we are required to make in accordance with the terms of the joint venture agreement. We have recorded a corresponding liability to reflect our obligation to provide additional capital.

Saab Bankruptcy and Sale

In February 2009 Saab Automobile AB (Saab), part of the GME segment, filed for protection under the reorganization laws of Sweden in order to reorganize itself into a stand-alone entity. Old GM determined that the reorganization proceeding resulted in a loss of the elements of control necessary for consolidation and therefore Old GM deconsolidated Saab in February 2009. Old GM recorded a loss of $824 million in Other expenses related to the deconsolidation. The loss reflects the remeasurement of Old GM’s net investment in Saab to its estimated fair value of $0, costs associated with commitments and obligations to suppliers and others, and a commitment to provide up to $150 million of DIP financing. We acquired Old GM’s investment in Saab in connection with the 363 Sale. In August 2009 Saab exited its reorganization proceeding, and we regained the elements of control and consolidated Saab at an insignificant fair value.

In February 2010 we completed the sale of Saab to Spyker Cars NV. Of the negotiated cash purchase price of $74 million, we received $50 million at closing and expect to receive the remaining $24 million in July 2010. We also received preference shares in Saab with a face value of $326 million and an estimated fair value that is insignificant and received $114 million as repayment of the DIP financing that we provided to Saab during 2009. In the three months ended March 31, 2010 we recorded a gain of $123 million in Interest income and other non-operating income, net reflecting cash received of $166 million less net assets with a book value of $43 million.

At March 31, 2010 the assets and liabilities of Saab’s UK sales company (Saab GB) are classified as held for sale. Saab GB’s assets of $60 million include cash, inventory and receivables, and its total liabilities of $60 million primarily include accounts payable. The sale is expected to close in the three months ended June 30, 2010 once the conditions precedent in the share purchase agreement are completed.

Sale of 1% Interest in Shanghai General Motors Co., Ltd.

In February 2010 we sold a 1% ownership interest in Shanghai General Motors Co., Ltd. (SGM) to SAIC-HK, reducing our ownership interest to 49%. The sale of the 1% ownership interest to SAIC was predicated on our ability to work with SAIC to obtain a $400 million loan from a commercial bank to us. We also received a call option to repurchase the 1% which is contingently

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercisable based on events which we do not unilaterally control. As part of the loan arrangement SAIC provided a commitment whereby, in the event of default, SAIC will purchase the ownership interest in SGM that we pledged as collateral for the loan. We recorded an insignificant gain on this transaction in the three months ended March 31, 2010.

Note 5. Inventories

The following table summarizes the components of our inventories (dollars in millions):

	Successor
	March 31, 2010	December 31, 2009
Productive material, work in process, and supplies	$4,761	$4,201
Finished product, including service parts	6,431	5,906

Total inventories	$11,192	$10,107

The following table summarizes adjustments recorded to inventories related to company vehicles and vehicles returned from lease awaiting sale at auction as a result of lower of cost or market (LCM) analyses (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
LCM adjustments on inventories	$14	$19

Note 6. Equity in Net Assets of Nonconsolidated Affiliates

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used, due to the ability to exert significant influence over decisions relating to their operating and financial affairs.

The following table summarizes information regarding equity in income (loss) of nonconsolidated affiliates (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
SGM and SGMW (a)	$356	$105
GMAC (b)	—	(500)
Others	47	(57)

Total equity in income (loss) of nonconsolidated affiliates	$403	$(452)

(a)	Includes SGM (49%) and (50%) in the three months ended March 31, 2010 and 2009 and SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) (34%). In February 2010 we sold a 1% ownership interest in SGM to SAIC, reducing our ownership interest to 49%. Refer to Note 4 for additional information regarding our ownership interest in SGM.

(b)	GMAC converted its status to a C corporation effective June 30, 2009. At that date, Old GM began to account for its investment in GMAC using the cost method rather than the equity method as Old GM no longer exercised significant influence over GMAC. In connection with GMAC’s conversion into a C corporation, each unit of each class of GMAC Membership Interests was converted into shares of capital stock of GMAC with substantially the same rights and preferences as such Membership Interests.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in GMAC

The following tables summarize financial information of GMAC for the period GMAC was accounted for as a nonconsolidated affiliate (dollars in millions):

Three Months Ended March 31, 2009
Consolidated Statement of Loss
Total financing revenue and other interest income	$3,610
Total interest expense	$2,076
Depreciation expense on operating lease assets	$1,057
Gain on extinguishment of debt	$644
Total other revenue	$1,263
Total noninterest expense	$1,685
Loss from continuing operations before income tax benefit	$(740)
Income tax benefit from continuing operations	$(126)
Net loss	$(675)
Net loss available to members	$(798)

March 31, 2009
Condensed Consolidated Balance Sheet
Loans held for sale	$10,357
Total finance receivables and loans, net	$92,357
Investment in operating leases, net	$23,527
Other assets	$23,531
Total assets	$179,552
Total debt	$113,424
Accrued expenses and other liabilities	$35,165
Total liabilities	$157,531
Senior preferred interests	$5,000
Preferred interests	$1,287
Total equity	$22,021

GMAC – Preferred and Common Membership Interests

The following tables summarize the activity with respect to the investment in GMAC Common and Preferred Membership Interests for the period GMAC was accounted for as a nonconsolidated affiliate (dollars in millions):

	Predecessor
	GMAC Common Membership Interests	GMAC Preferred Membership Interests
Balance at January 1, 2009	$491	$43
Old GM’s proportionate share of GMAC’s losses	(500)	—
Investment in GMAC Common Membership Interests	884	—
Other, primarily accumulated other comprehensive loss	(121)	—

Balance at March 31, 2009	$754	$43

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and parts. The following tables summarize the effects of transactions with nonconsolidated affiliates which are not eliminated in consolidation (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Results of Operations
Automotive sales	$430	$247
Cost of sales	$752	$376
Selling, general and administrative expense	$(2)	$13
Interest income and other non-operating income (expense), net	$(4)	$1

	Successor
	March 31, 2010	December 31, 2009
Financial Position
Accounts and notes receivable, net	$620	$594
Accounts payable (principally trade)	$350	$396

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash Flows
Operating	$(197)	$389
Investing	$(18)	$10
Financing	$—	$(2)

Note 7. Goodwill

The following table summarizes the changes in the carrying amount of Goodwill (dollars in millions):

	Successor
	GMNA	GMIO	GME	Total
Balance at January 1, 2010	$26,409	$928	$3,335	$30,672
Effect of foreign currency translation and other	3	23	(211)	(185)

Balance at March 31, 2010	$26,412	$951	$3,124	$30,487

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Intangible Assets, net

The following table summarizes the components of intangible assets (dollars in millions):

	Successor
	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Intangibles
Technology and intellectual property	$7,749	$2,103	$5,646	$7,741	$1,460	$6,281
Brands	5,432	108	5,324	5,508	72	5,436
Dealer network and customer relationships	2,159	99	2,060	2,205	67	2,138
Favorable contracts	527	58	469	542	39	503
Other	20	4	16	17	3	14

Total amortizing intangible assets	15,887	2,372	13,515	16,013	1,641	14,372
Non amortizing in-process research and development	175	—	175	175	—	175

Total intangible assets	$16,062	$2,372	$13,690	$16,188	$1,641	$14,547

The following table summarizes amortization expense related to intangible assets (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Amortization expense related to intangible assets	$736	$22

The following table summarizes estimated amortization expense related to intangible assets in each of the next five fiscal years (dollars in millions):

Estimated Amortization Expense
2011	$1,785
2012	$1,560
2013	$1,227
2014	$610
2015	$313

Note 9. Variable Interest Entities

Consolidated VIEs

VIEs that we do not control through a majority voting interest that are consolidated because we are or Old GM was the primary beneficiary primarily include: (1) previously divested suppliers for which we provide or Old GM provided guarantees or financial support; (2) a program announced by the UST in March 2009 to provide financial assistance to automotive suppliers (Receivables Program); (3) vehicle sales and marketing joint ventures that manufacture, market and sell vehicles in certain markets; (4) leasing SPEs which held real estate assets and related liabilities for which Old GM provided residual guarantees; and (5) an entity which manages certain private equity investments held by our and Old GM’s defined benefit plans, along with six associated general partner entities. Certain creditors and beneficial interest holders of these VIEs have or had limited, insignificant recourse to our general credit or Old GM’s general credit, as a result of which we or Old GM could be held liable for certain of the VIEs’ obligations. GM Daewoo

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Auto & Technology Co. (GM Daewoo), a non-wholly owned consolidated subsidiary that we control through a majority voting interest, is also a VIE because in the future it may require additional subordinated financial support. The creditors of GM Daewoo’s short-term debt of $1.3 billion, long-term debt of $740 million and current derivative liabilities of $339 million at March 31, 2010 do not have recourse to our general credit.

The following table summarizes the carrying amount of consolidated VIE assets and liabilities for entities that we do not also control through a majority voting interest (dollars in millions):

	Successor
	March 31, 2010 (a)(b)	December 31, 2009 (a)
Assets:
Cash and cash equivalents	$103	$15
Restricted cash	73	191
Accounts and notes receivable, net	104	14
Inventories	72	15
Other current assets	23	—
Property, net	50	5
Other assets	44	33

Total assets	$469	$273

Liabilities:
Accounts payable (principally trade)	$161	$17
Short-term debt and current portion of long-term debt	57	205
Accrued expenses	64	10
Other liabilities and deferred income taxes	58	23

Total liabilities	$340	$255

(a)	Amounts exclude GM Daewoo.

(b)	Amounts at March 31, 2010 reflect the effect of our adoption of amendments to ASC 810-10 in January 2010, which resulted in the consolidation of GM Egypt. At March 31, 2010 GM Egypt had Total assets of $327 million and Total liabilities of $246 million.

The following table summarizes the amounts recorded in earnings related to consolidated VIEs for entities that we do not also control through a majority voting interest (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2010 (a)(b)	Three Months Ended March 31, 2009
Net sales and revenue	$173	$9
Cost of sales	134	—
Selling, general and administrative expense	11	6
Other expenses, net	1	—
Interest expense	3	—
Interest (income) and other non-operating (income), net	(1)	—
Income tax expense	3	—

Net income (loss)	$22	$3

(a)	Amounts exclude GM Daewoo.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Amounts recorded in the three months ended March 31, 2010 reflect our adoption of amendments to ASC 810-10 in January 2010, which resulted in the consolidation of GM Egypt. In the three months ended March 31, 2010 GM Egypt recorded Net sales and revenue of $162 million.

General Motors Egypt

GM Egypt is a 31% owned automotive manufacturing organization that was previously accounted for using the equity method. GM Egypt was founded in March 1983 to assemble and manufacture vehicles in Egypt. Certain voting and other rights permit us to direct those activities of GM Egypt that most significantly affect its economic performance. In connection with our adoption of amendments to ASC 810-10, we consolidated GM Egypt in January 2010.

Receivables Program

We determined that the Receivables Program was a VIE and that we are the primary beneficiary. At December 31, 2009 our equity contributions were $55 million and the UST had outstanding loans of $150 million to the Receivables Program. In the three months ended March 31, 2010 we repaid these loans in full. The Receivables Program was terminated in accordance with its terms in April 2010. Upon termination, we shared residual capital of $25 million in the program equally with the UST and paid a termination fee of $44 million.

Nonconsolidated VIEs

VIEs that are not consolidated because we are not or Old GM was not the primary beneficiary primarily include: (1) troubled suppliers for which we provide or Old GM provided guarantees or financial support; (2) vehicle sales and marketing joint ventures that manufacture, market and sell vehicles and related services; (3) leasing entities for which residual value guarantees are made; (4) certain research entities for which annual ongoing funding requirements exist; and (5) GMAC.

Guarantees and financial support are provided to certain current or previously divested suppliers in order to ensure that supply needs for production are not disrupted due to a supplier’s liquidity concerns or possible shutdowns. Types of financial support that we provide and Old GM provided include, but are not limited to: (1) funding in the form of a loan; (2) guarantees of the supplier’s debt or credit facilities; (3) one-time payments to fund prior losses of the supplier; (4) indemnification agreements to fund the suppliers’ future losses or obligations; (5) agreements to provide additional funding or liquidity to the supplier in the form of price increases or change in payment terms; and (6) assisting the supplier in finding additional investors. The maximum exposure to loss related to these VIEs is not expected to be in excess of the amount of accounts and notes receivable recorded with the suppliers and any related guarantees.

We have and Old GM had investments in joint ventures that manufacture, market and sell vehicles in certain markets. These joint ventures are typically self-funded and financed with no contractual terms that require future financial support to be provided by us. However, future funding is required for HKJV, as subsequently discussed. The maximum exposure to loss is not expected to be in excess of the carrying amount of the investments recorded in Equity in net assets of nonconsolidated affiliates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the amounts recorded for nonconsolidated VIEs and the related off-balance sheet guarantees and maximum contractual exposure to loss, excluding GMAC (dollars in millions):

	Successor
	March 31, 2010		December 31, 2009
	Carrying Amount	Maximum Exposure to Loss (a)	Carrying Amount	Maximum Exposure to Loss (b)
Assets:
Accounts and notes receivable, net	$68	$68	$8	$8
Equity in net assets of nonconsolidated affiliates	275	228	96	50
Other assets	71	71	26	26

Total assets	$414	$367	$130	$84

Liabilities:
Accounts payable	$46	$(46)	$—	$—
Accrued expenses	(11)	11	—	—
Other liabilities	271	—	—	—

Total liabilities	$306	$(35)	$—	$—

Off-Balance Sheet:
Residual value guarantees		$—		$32
Loan commitments (c)		115		115
Other guarantees		10		4
Other liquidity arrangements (d)		234		—

Total guarantees and liquidity arrangements		$359		$151

(a)	Amounts at March 31, 2010 included $136 million related to troubled suppliers.

(b)	Amounts at December 31, 2009 included $139 million related to troubled suppliers.

(c)	Amounts at March 31, 2010 and December 31, 2009 included second lien term facility provided to American Axle and Manufacturing Holdings, Inc. (American Axle) of $100 million and other loan commitments of $15 million.

(d)	Amounts at March 31, 2010 included our future capital funding commitment and other amounts related to HKJV of $223 million.

Stated contractual voting or similar rights for certain of our joint venture arrangements provide various parties with shared power over the activities that most significantly affect the economic performance of certain nonconsolidated VIEs. Such nonconsolidated VIEs are operating joint ventures located in developing international markets.

American Axle

In September 2009 we paid $110 million to American Axle, a former subsidiary and current supplier, to settle and modify existing commercial arrangements and acquire warrants to purchase 4 million shares of American Axle’s common stock. This payment was made in response to the liquidity needs of American Axle and our desire to modify the terms of our ongoing commercial arrangement. Under the new agreement, we also provided American Axle with a second lien term loan facility of up to $100 million. Additional warrants will be granted if amounts are drawn on the second lien term loan facility.

As a result of these transactions, we concluded that American Axle was a VIE for which we were not the primary beneficiary. This conclusion did not change upon our adoption of amendments to ASC 810-10 in January 2010 because we lack the power through voting or similar rights to direct those activities of American Axle that most significantly affect its economic performance. Our variable interests in American Axle include the warrants we received and the second lien term loan facility, which exposes us to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

possible future losses depending on the financial performance of American Axle. At March 31, 2010 no amounts were outstanding under the second lien term loan. At March 31, 2010 our maximum contractual exposure to loss related to American Axle was $133 million, which represented the fair value of the warrants of $33 million recorded in Non-current assets and the potential exposure of $100 million related to the second lien term loan facility.

GMAC

We own 16.6% of GMAC’s common stock and preferred stock with a liquidation preference of $1.0 billion. We have previously determined that GMAC is a VIE as it does not have sufficient equity at risk, however we are not the primary beneficiary. This conclusion did not change upon our adoption of amendments to ASC 810-10 in January 2010 because we lack the power through voting or similar rights to direct those activities of GMAC that most significantly affect its economic performance. Refer to Notes 6 and 22 for additional information on our investment in GMAC, our significant agreements with GMAC and our maximum exposure under those agreements.

Saab

In February 2010 we completed the sale of Saab to Spyker Cars NV. Our primary variable interest in Saab is the preference shares that we received in connection with the sale, which have a face value of $326 million and were recorded at an estimated fair value that is insignificant. We concluded that Saab is a VIE as it does not have sufficient equity at risk. We also determined that we are not the primary beneficiary because we lack the power to direct those activities that most significantly affect its economic performance. We continue to be obligated to fund certain Saab related liabilities, primarily warranty obligations related to vehicles sold prior to the disposition of Saab. At March 31, 2010 our maximum exposure to loss related to Saab was $70 million. Refer to Note 4 for additional information on the sale of Saab.

HKJV

In December 2009 we established the HKJV operating joint venture to invest in automotive projects outside of China, initially focusing on markets in India. HKJV purchased our India Operations in February 2010. We determined that HKJV is a VIE because it will require additional subordinated financial support, and we determined that we are not the primary beneficiary because we share the power with SAIC-HK to direct those activities that most significantly affect HKJV’s economic performance. We recorded a liability of $123 million for our future capital funding commitment to HKJV and we have a contingent future funding requirement of up to $223 million should certain conditions be met. Refer to Note 4 for additional information regarding HKJV.

Note 10. Depreciation and Amortization

The following table summarizes depreciation and amortization, including asset impairment charges, included in Cost of sales and Selling, general and administrative expense:

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Depreciation and impairment of plants and equipment	$555	$1,249
Amortization and impairment of special tools	394	1,036
Depreciation and impairment of equipment on operating leases	118	233
Amortization of intangible assets	736	22

Total depreciation, amortization and asset impairment charges	$1,803	$2,540

Old GM initiated restructuring plans prior to the 363 Sale to reduce the total number of powertrain, stamping and assembly plants and to eliminate certain brands and nameplates. As a result, Old GM recorded incremental depreciation and amortization on certain of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these assets as they were expected to be utilized over a shorter period of time than their previously estimated useful lives. We record incremental depreciation and amortization for changes in useful lives subsequent to the initial determination. Old GM recorded incremental depreciation and amortization of approximately $0.4 billion in the three months ended March 31, 2009.

Note 11. Restricted Cash

Cash subject to contractual restrictions and not readily available is classified as restricted cash. Funds held in the UST Credit Agreement (as subsequently defined in Note 12) and Canadian Health Care Trust (HCT) escrow accounts are invested in government securities and money market funds in accordance with the terms of the escrow agreements. The following table summarizes the components of restricted cash (dollars in millions):

	Successor
	March 31, 2010	December 31, 2009
Current
UST Credit Agreement (a)	$11,286	$12,475
Canadian Health Care Trust (b)	986	955
Receivables Program (c)	70	187
Securitization trusts	71	191
Pre-funding disbursements	181	94
Other (d)	147	15

Total current restricted cash	12,741	13,917
Non-current (e)
Collateral for insurance related activities	650	658
Other non-current (d)	671	831

Total restricted cash	$14,062	$15,406

(a)	In March 2010 we made payments of $1.0 billion and $194 million on the UST Loans (as subsequently defined in Note 12) and Canadian Loan (as subsequently defined in Note 12). Upon making such payments, equivalent amounts were released to us from escrow. At March 31, 2010 per the terms of the UST Credit Agreement, funds were held in escrow and were to be released to us from escrow at our request if certain conditions were met. In April 2010 the UST Loans and Canadian Loan were paid in full and funds remaining in escrow were no longer subject to restrictions. Refer to Notes 12 and 25 for additional information on the UST Credit Agreement.

(b)	Under the terms of an escrow agreement between General Motors of Canada Limited (GMCL), the EDC and an escrow agent, GMCL established a CAD $1.0 billion (equivalent to $893 million when entered into) escrow to fund certain of its healthcare obligations.

(c)	The Receivables Program provided financial assistance to automotive suppliers by guaranteeing or purchasing certain receivables payable by us. In April 2010 the Receivable Program was terminated in accordance with its terms. Refer to Note 9 for additional information on the Receivables Program.

(d)	Includes amounts related to various letters of credit, deposits, escrows and other cash collateral requirements.

(e)	Non-current restricted cash is recorded in Other assets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Short-Term and Long-Term Debt

The following table summarizes the components of short-term and long-term debt (dollars in millions):

	Successor
	March 31, 2010	December 31, 2009
Short-Term
UST Loans (a)	$4,677	$5,712
Canadian Loan (a)	1,078	1,233
Short-term debt — third parties	1,401	1,475
Short-term debt — related parties (b)	896	1,077
Current portion of long-term debt	721	724

Total short-term debt and current portion of long-term debt	8,773	10,221
Long-Term
VEBA Notes	2,858	2,825
Other long-term debt	2,543	2,737

Total debt	$14,174	$15,783

Available under line of credit agreements (c)	$671	$618

(a)	Refer to Note 25 for details regarding the payment of the UST Loans and Canadian Loan.

(b)	Primarily dealer financing from GMAC for dealerships we own.

(c)	Commitment fees are paid on credit facilities at rates negotiated in each agreement. Amounts paid and expensed for these commitment fees are insignificant.

UST Loans and VEBA Notes

As previously disclosed in our 2009 Form 10-K, Old GM received total proceeds of $19.4 billion from the UST under the UST Loan Agreement entered into on December 31, 2008. In connection with the Chapter 11 Proceedings, Old GM obtained additional funding of $33.3 billion from the UST and EDC under its DIP Facility. From these proceeds, $11.3 billion remained deposited in escrow at March 31, 2010.

On July 10, 2009 we entered into the UST Credit Agreement and assumed debt of $7.1 billion (UST Loans) maturing on July 10, 2015 which Old GM incurred under its DIP Facility. Immediately after entering into the UST Credit Agreement, we made a partial repayment due to the termination of the U.S. government sponsored warranty program, reducing the UST Loans principal balance to $6.7 billion. In December 2009 and March 2010 we made quarterly payments of $1.0 billion on the UST Loans.

In connection with the 363 Sale, we entered into the VEBA Note Agreement and issued VEBA Notes of $2.5 billion to the UAW Retiree Medical Benefits Trust (New VEBA). The VEBA Notes have an implied interest rate of 9.0% per annum. The VEBA Notes and accrued interest are scheduled to be repaid in three equal installments of $1.4 billion on July 15 of 2013, 2015 and 2017.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes interest expense and interest paid on the UST Loans in the three months ended March 31, 2010 and the loans under the UST Loan Agreement (UST Loan Facility) in the three months ended March 31, 2009 (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Interest expense	$99	$478
Interest paid	$115	$144

The following table summarizes interest expense on the VEBA Notes (dollars in millions):

Successor
Three Months Ended March 31, 2010
Interest expense	$48

Canadian Loan Agreement and EDC Loan Facility

As previously disclosed in our 2009 Form 10-K, on July 10, 2009 we entered into the Canadian Loan Agreement and assumed a CAD $1.5 billion (equivalent to $1.3 billion when entered into) term loan (Canadian Loan) maturing on July 10, 2015. In March 2010 and December 2009 we made quarterly payments of $194 million and $192 million on the Canadian Loan.

The following table summarizes interest expense and interest paid on the Canadian Loan in the three months ended March 31, 2010 and the EDC Loan Facility in the three months ended March 31, 2009 (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Interest expense	$22	$—
Interest paid	$22	$—

Technical Defaults and Covenant Violations

Several of our loan facilities include clauses that may be breached by a change in control, a bankruptcy or failure to maintain certain financial metric limits. The Chapter 11 Proceedings and the change in control as a result of the 363 Sale triggered technical defaults in certain loans for which we have assumed the obligations. The total amount of the two loan facilities in technical default for these reasons at March 31, 2010 was $207 million. We continue to negotiate with the lenders to obtain waivers or reach settlements to cure these defaults. We have classified these loans as short-term debt at March 31, 2010.

Two of our loan facilities had financial covenant violations at December 31, 2009 related to exceeding financial ratios limiting the amount of debt held by the subsidiaries. One of these violations was cured within the 30 day cure period through the combination of an equity injection and the capitalization of intercompany loans. A loan facility of $68 million related to our powertrain subsidiary in Italy remained in default at March 31, 2010. We obtained a waiver on this loan facility in May 2010.

Covenants in our UST Credit Agreement, VEBA Note Agreement, Canadian Loan Agreement and other agreements required us to provide our annual consolidated financial statements by March 31, 2010. We received waivers deferring this requirement for the agreements with the UST, New VEBA and EDC. The April 7, 2010 filing of our 2009 Form 10-K and our Quarterly Report on Form 10-Q for the period ended September 30, 2009 satisfied these deferred requirements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Debt

In March 2009 Old GM entered into an agreement to amend its $1.5 billion U.S. term loan. Because the terms of the amended U.S. term loan were substantially different than the original terms, primarily due to the revised borrowing rate, Old GM accounted for the amendment as a debt extinguishment. As a result, Old GM recorded the amended U.S. term loan at fair value and recorded a gain on the extinguishment of the original loan facility of $906 million in the three months ended March 31, 2009. The term loan was repaid in full in June 2009 in connection with the Chapter 11 Proceedings.

Note 13. Product Warranty Liability

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities (dollars in millions):

	Successor		Predecessor
	Three Months Ended March 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Three Months Ended March 31, 2009
Beginning balance	$7,030	$7,193	$8,491	$8,491
Warranties issued and assumed in period	614	1,598	1,069	535
Payments	(821)	(2,232)	(1,851)	(917)
Adjustments to pre-existing warranties	(19)	291	(153)	(25)
Effect of foreign currency translation	(34)	180	63	(107)
Liability adjustment, net due to the deconsolidation of Saab (a)	—	—	(77)	(77)

Ending balance	6,770	7,030	7,542	7,900
Effect of application of fresh-start reporting	—	—	(349)	—

Ending balance including effect of application of fresh-start reporting	$6,770	$7,030	$7,193	$7,900

(a)	In August 2009 Saab met the criteria to be classified as held for sale and, as a result, Saab’s warranty liability was classified as held for sale at December 31, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Pensions and Other Postretirement Benefits

The following table summarizes the components of pension and other postemployment benefits (OPEB) expense (income) (dollars in millions):

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		U.S. Other Benefits		Non-U.S. Other Benefits
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Components of (income) expense
Service cost	$129	$118	$96	$76	$5	$33	$8	$6
Interest cost	1,338	1,467	301	277	72	775	49	48
Expected return on plan assets	(1,638)	(1,824)	(245)	(160)	—	(212)	—	—
Amortization of prior service cost (credit)	—	206	—	7	—	(494)	(2)	(26)
Recognized net actuarial loss	—	338	2	83	—	13	—	9
Curtailments, settlements and other	—	—	(14)	26	—	(30)	—	—

Net periodic pension and OPEB (income) expense	$(171)	$305	$140	$309	$77	$85	$55	$37

Significant Plan Amendments, Benefit Modifications and Related Events

Three Months Ended March 31, 2010

Patient Protection and Affordable Care Act

The Patient Protection and Affordable Care Act was signed into law in March 2010 and contains provisions that require all future reimbursement receipts under the Medicare Part D retiree drug subsidy program to be included in taxable income. This taxable income inclusion will not significantly affect us because effective January 1, 2010 we no longer provide actuarially equivalent prescription drug coverage to post-age 65 Medicare-eligible participants and we have a full valuation allowance against our net deferred tax assets in the U.S. We have assessed the other provisions of this new law, based on information known at this time, and we believe that the new law will not have a significant effect on our consolidated financial statements.

Three Months Ended March 31, 2009

2009 Special Attrition Program

In February 2009 Old GM announced the 2009 Special Attrition Program for eligible International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)-represented employees, offering cash and other incentives for individuals who elected to retire or voluntarily terminate employment. In the three months ended March 31, 2009 7,000 employees accepted this program resulting in Old GM recording postemployment benefit charges of $296 million in Cost of sales. Old GM was not required to remeasure its U.S. hourly defined benefit pension plan in the three months ended March 31, 2009 due to the high proportion of retirement eligible employees accepting the 2009 Special Attrition Program. Refer to Note 19 for additional information on the postemployment benefit charges.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Salaried Benefits Changes

In February 2009 Old GM reduced salaried retiree life insurance benefits for U.S. salaried employees. As a result of this plan amendment and the expectation that the corresponding reduction to operating expense would be significant, Old GM remeasured its U.S. salaried retiree life insurance plan effective February 2009, which reduced the plan’s accumulated postretirement benefit obligation (APBO) by $420 million. Old GM utilized a discount rate of 7.15% for this remeasurement as compared to the discount rate of 7.25% that was utilized at December 31, 2008.

Note 15. Derivative Financial Instruments and Risk Management

Risk Management

Foreign currency exchange risk, interest rate risk and commodity price risk are managed by using derivative instruments, typically including forward contracts, swaps and options, in accordance with our current and Old GM’s previous risk management policies. The objective of these risk management policies is to offset the gains and losses on the underlying exposures resulting from these risks with the related gains and losses on the derivatives used to hedge them. These risk management policies limit the use of derivative instruments to manage these risks and do not allow the use of derivative instruments for speculative purposes.

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

Counterparty Credit Risk

Derivative financial instruments contain an element of credit risk attributable to the counterparties’ ability to meet the terms of the agreements. The maximum amount of loss due to credit risk that we would incur if the counterparties to the derivative instruments failed completely to perform according to the terms of the contract was $172 million at March 31, 2010. Agreements are entered into with counterparties that allow the set-off of certain exposures in order to manage the risk. The total net derivative asset position for all counterparties with which we were in a net asset position at March 31, 2010 was $149 million.

Counterparty credit risk is managed and monitored by our Risk Management Committee, which establishes exposure limits by counterparty. At March 31, 2010 a majority of all counterparty exposures were with counterparties that were rated A or higher.

Credit Risk Related Contingent Features

Agreements with counterparties to derivative instruments do not contain covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that certain standards are violated or when a derivative instrument is in a liability position. No collateral was posted related to derivative instruments at March 31, 2010. We are currently in negotiations with counterparties to amend or enter into new derivative agreements that will likely require us to provide cash collateral for any net liability positions that we would have with these counterparties.

Derivatives and Hedge Accounting

Our derivative instruments consist of nondesignated derivative contracts or economic hedges. At March 31, 2010 no outstanding derivative contracts were designated in hedging relationships. In the three months ended March 31, 2010 and 2009, we and Old GM accounted for changes in the fair value of all outstanding contracts by recording the gains and losses in earnings.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

We are and Old GM was exposed to certain foreign currency exchange risks associated with buying and selling automotive parts and vehicles and foreign currency exposure to long-term debt. We partially manage these risks through the use of nondesignated derivative instruments that we acquired from Old GM. At March 31, 2010 we did not have any financial instruments designated as cash flow hedges for accounting purposes.

Subsequent to the 363 Sale, our ability to manage risks using derivative financial instruments was severely limited as most derivative counterparties were unwilling to enter into forward or swap transactions with us. At the present time, our ability to enter into derivative contracts remains limited as we are currently in negotiations with counterparties for new agreements and credit terms that will enable us to enter into forward contracts or swaps. In December 2009 we began purchasing commodity and foreign currency exchange options to manage these exposures. These nondesignated derivatives have original expiration terms of up to 13 months.

Old GM previously designated certain financial instruments as cash flow hedges to manage its exposure to certain foreign currency exchange risks. For foreign currency transactions, Old GM typically hedged forecasted exposures for up to three years in the future. For foreign currency exposure on long-term debt, Old GM typically hedged exposures for the life of the debt.

For derivatives that were previously designated as qualifying cash flow hedges, the effective portion of the unrealized and realized gains and losses resulting from changes in fair value were recorded as a component of Accumulated other comprehensive income (loss). Subsequently, those cumulative gains and losses were reclassified to earnings contemporaneously with and to the same line item as the earnings effects of the hedged item. However, if it became probable that the forecasted transaction would not occur, the cumulative change in the fair value of the derivative recorded in Accumulated other comprehensive income (loss) was reclassified in earnings immediately.

The following table summarizes total activity in Accumulated other comprehensive income (loss) associated with cash flow hedges, primarily related to the release of previously deferred cash flow hedge gains and losses from Accumulated other comprehensive income (loss) into earnings (dollars in millions):

Predecessor
Three Months Ended March 31, 2009
Foreign Currency Exchange Contracts
Sales	$(238)
Cost of sales	20

Total gains (losses) reclassified from accumulated other comprehensive income (loss)	$(218)

The following table summarizes gains and (losses) that were reclassified from Accumulated other comprehensive income (loss) for cash flow hedges associated with these previously forecasted transactions that subsequently became probable not to occur (dollars in millions):

Predecessor
Three Months Ended March 31, 2009

Sales	$(151)

In connection with our investment in New Delphi, which we account for using the equity method, we record our share of New Delphi’s Other comprehensive income (loss) in Accumulated other comprehensive income (loss). In the three months ended March 31, 2010 we recorded a cash flow hedge gain of $14 million related to New Delphi’s derivatives.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

We are and Old GM was subject to market risk from exposures to changes in interest rates that affect the fair value of long-term, fixed rate debt. At March 31, 2010 we did not have any financial instruments designated as fair value hedges to manage this risk.

Old GM previously used interest rate swaps designated as fair value hedges to manage certain of its exposures associated with these borrowings. Old GM hedged its exposures to the maturity date of the underlying interest rate exposure.

Gains and losses on derivatives designated and qualifying as fair value hedges, as well as the offsetting gains and losses on the debt attributable to the hedged interest rate risk, were recorded in Interest expense to the extent the hedge was effective. The gains and losses related to the hedged interest rate risk were recorded as an adjustment to the carrying amount of the debt. Previously recorded adjustments to the carrying amount of the debt were amortized to Interest expense over the remaining debt term. In the three months ended March 31, 2009 Old GM amortized previously deferred fair value hedge gains and losses of $2 million to Interest expense.

Net Investment Hedges

We are and Old GM was subject to foreign currency exposure related to net investments in certain foreign operations. At March 31, 2010 we did not have any hedges of a net investment in a foreign operation.

Old GM previously used foreign currency denominated debt to hedge this foreign currency exposure. For nonderivative instruments that were designated as, and qualified as, a hedge of a net investment in a foreign operation, the effective portion of the unrealized and realized gains and losses were recorded as a Foreign currency translation adjustment in Accumulated other comprehensive income (loss). At March 31, 2009 Old GM had outstanding Euro denominated debt of $2.0 billion that qualified as a foreign currency net investment hedge.

The following table summarizes the gains and (losses) related to net investment hedges recorded as a Foreign currency translation adjustment in Accumulated other comprehensive income (loss) (dollars in millions):

Predecessor
Three Months Ended March 31, 2009

Effective portion of net investment hedge gains (losses)	$125

Derivatives Not Designated for Hedge Accounting

Derivatives not designated in a hedging relationship, such as forward contracts, swaps, and options, are used to economically hedge certain risk exposures. Unrealized and realized gains and losses related to all of our nondesignated derivative hedges, regardless of type of exposure, are recorded in Interest income and other non-operating income, net.

Old GM previously entered into a variety of foreign currency exchange, interest rate and commodity forward contracts and options to maintain a desired level of exposure arising from market risks resulting from changes in foreign currency exchange rates, interest rates and certain commodity prices. Unrealized and realized gains and losses related to Old GM’s nondesignated derivative hedges were recorded in earnings based on the type of exposure, as subsequently discussed.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes gains and (losses) recorded for nondesignated derivatives originally entered into to hedge exposures that subsequently became probable not to occur (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Interest income and other non-operating income, net	$—	$86

Commodity Derivatives

Certain raw materials, parts with significant commodity content, and energy comprising various commodities are purchased for use in production. Exposure to commodity price risk may be managed by entering into commodity derivative instruments such as forward and option contracts. We currently manage this exposure using commodity options. At March 31, 2010, we had not entered into any commodity forwards.

Old GM hedged commodity price risk by entering into commodity forward and option contracts. Old GM recorded all commodity derivative gains and losses in Cost of sales.

The following table summarizes the notional amounts of nondesignated commodity derivative contracts (units in thousands):

		Successor		Predecessor
		Contract Notional		Contract Notional
Commodity	Units	March 31, 2010	December 31, 2009	March 31, 2009
Aluminum and aluminum alloy	Metric tons	204	39	398
Copper	Metric tons	21	4	40
Lead	Metric tons	38	7	50
Heating oil	Gallons	80,715	10,797	35,973
Natural gas	Megatherms	—	—	7,396
Natural gas	MMBTU	8,425	1,355	—
Natural gas	Gigajoules	1,190	150	—
Palladium	Troy ounces	—	—	1,225
Platinum	Troy ounces	—	—	192
Rhodium	Troy ounces	—	—	27

Interest Rate Swap Derivatives

At March 31, 2010, we did not have any nondesignated interest rate swap derivatives.

Old GM previously used interest rate swap derivatives to economically hedge exposure to changes in the fair value of fixed rate debt. Gains and losses related to the changes in the fair value of these nondesignated derivatives were recorded in Interest expense.

Foreign Currency Exchange Derivatives

Foreign currency exchange derivatives are used to economically hedge exposure to foreign currency exchange risks associated with: (1) forecasted foreign currency denominated purchases and sales of vehicles and parts; and (2) variability in cash flows related to interest and principal payments on foreign currency denominated debt. At March 31, 2010 we partially managed foreign currency exchange risk through the use of foreign currency options and forward contracts.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the total notional amounts of our nondesignated foreign currency exchange derivatives (dollars in millions):

	Successor		Predecessor
	March 31, 2010	December 31, 2009	March 31, 2009
Nondesignated foreign currency exchange derivatives	$5,027	$6,333	$16,113

Old GM recorded gains and losses related to these foreign currency exchange derivatives in: (1) Sales for derivatives that economically hedged sales of parts and vehicles; (2) Cost of sales for derivatives that economically hedged purchases of parts and vehicles; and (3) Cost of sales for derivatives that economically hedged foreign currency risk related to foreign currency denominated debt.

Other Derivatives

In September 2009 in connection with an agreement with American Axle, we received warrants to purchase 4 million shares of American Axle common stock exercisable at $2.76 per share. The fair value of the warrants on the date of receipt was recorded as a Non-current asset. Gains and losses related to these warrants were recorded in Interest income and other non-operating income, net. At March 31, 2010 the fair value of these warrants was $33 million.

On July 10, 2009 in connection with the 363 Sale, we issued warrants to MLC and the New VEBA to acquire shares of our common stock. These warrants are classified in equity and indexed to our common stock.

In connection with the UST Loan Agreement, Old GM granted warrants to the UST for 122 million shares of its common stock exercisable at $3.57 per share. Old GM recorded the warrants as a liability and recorded gains and losses related to this derivative in Interest income and other non-operating income, net. At March 31, 2009 Old GM determined that the fair value of the warrants issued to the UST was $66 million. In connection with the 363 Sale, the UST returned the warrants and they were cancelled.

Fair Value of Nondesignated Derivatives

The following table summarizes the fair value of our nondesignated derivative instruments (dollars in millions):

	Successor
	March 31, 2010		December 31, 2009
	Asset Derivatives (a)(b)	Liability Derivatives (c)(d)	Asset Derivatives (a)(b)	Liability Derivatives (c)(d)
Current Portion
Foreign currency exchange derivatives	$75	$348	$104	$568
Commodity derivatives	56	—	11	—

Total current portion	$131	$348	$115	$568

Non-Current Portion
Foreign currency exchange derivatives	$7	$39	$19	$146
Commodity derivatives	1	—	—	—
Other derivatives	33	—	25	—

Total non-current portion	$41	$39	$44	$146

(a)	Recorded in Other current assets and deferred income taxes.

(b)	Recorded in Other assets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Recorded in Accrued expenses.

(d)	Recorded in Other liabilities and deferred income taxes.

Gains and (Losses) on Nondesignated Derivatives

The following schedule summarizes gains and (losses) recorded in earnings on nondesignated derivatives (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Foreign Currency Exchange Derivatives
Sales	$—	$60
Cost of sales	—	(137)
Interest income and other non-operating income, net	128	86
Interest Rate Swap Derivatives
Interest expense	—	14
Commodity Derivative Contracts
Cost of sales	—	(134)
Interest income and other non-operating income, net	(2)	—
Other Derivatives
Interest income and other non-operating income, net	8	98

Total gains (losses) recorded in earnings	$134	$(13)

Note 16. Commitments and Contingencies

The following tables summarize information related to commitments and contingencies (dollars in millions):

	Successor
	March 31, 2010		December 31, 2009
	Liability Recorded	Maximum Liability (a)	Liability Recorded	Maximum Liability (a)
Guarantees
Operating lease residual values (b)	$—	$75	$—	$79
Supplier commitments and other related obligations	$5	$43	$3	$43
GMAC commercial loans (c)	$—	$38	$2	$167
Other product-related claims	$54	$553	$54	$553

(a)	Calculated as future undiscounted payments.

(b)	Excludes residual support and risk sharing programs related to GMAC.

(c)	At March 31, 2010 and December 31, 2009 includes $8 million and $127 million related to a guarantee provided to GMAC in Brazil in connection with dealer floor plan financing. At March 31, 2010 and December 31, 2009 this guarantee is collateralized by certificates of deposit of $8 million and $127 million purchased from GMAC to which we have title and which are recorded in Restricted cash. The purchase of the certificates of deposit was funded in part by contributions from dealers for which we have recorded a corresponding deposit liability of $6 million and $104 million, which is recorded in Other liabilities at March 31, 2010 and December 31, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	March 31, 2010	December 31, 2009
	Liability Recorded	Liability Recorded
Environmental liability (a)	$187	$190
Product liability	$372	$319
Liability related to contingently issuable shares	$162	$162
Other litigation-related liabilities (b)	$1,161	$1,192

(a)	Of the amounts we recorded, $36 million and $28 million were recorded in Accrued expenses at March 31, 2010 and December 31, 2009, and the remainder was recorded in Other liabilities.

(b)	Consists primarily of tax related litigation not recorded pursuant to ASC 740-10, “Income Taxes,” (ASC 740-10) as well as various non-U.S. labor related items.

Guarantees

We have provided guarantees related to the residual value of certain operating leases. These guarantees terminate in years ranging from 2011 to 2035. Certain leases contain renewal options.

We have agreements with third parties that guarantee the fulfilment of certain suppliers’ commitments and other related obligations. These guarantees expire in years ranging from 2010 to 2013, or upon the occurrence of specific events.

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered.

We also provide payment guarantees on commercial loans made by GMAC and outstanding with certain third parties, such as dealers or rental car companies. These guarantees either expire in years ranging from 2010 to 2029 or are ongoing. We determined the value ascribed to the guarantees to be insignificant based on the credit worthiness of the third parties. Refer to Note 22 for additional information on guarantees that we provide to GMAC.

In connection with certain divestitures of assets or operating businesses, we have entered into agreements indemnifying certain buyers and other parties with respect to environmental conditions pertaining to real property we owned. Also, in connection with such divestitures, we have provided guarantees with respect to benefits to be paid to former employees relating to pensions, postretirement health care and life insurance. Aside from indemnifications and guarantees related to Delphi, as subsequently discussed, it is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. No amounts have been recorded for such obligations as they are not probable or estimable at this time.

In addition to the guarantees and indemnifying agreements mentioned previously, we periodically enter into agreements that incorporate indemnification provisions in the normal course of business. Due to the nature of these agreements, the maximum potential amount of future undiscounted payments to which we may be exposed cannot be estimated. No amounts have been recorded for such indemnities as our obligations under them are not probable or estimable at this time.

In addition to the guarantees and indemnifying agreements previously discussed, we indemnify dealers for certain product liability related claims as subsequently discussed.

With respect to other product-related claims involving products manufactured by certain joint ventures, we believe that costs incurred are adequately covered by recorded accruals. These guarantees expire in 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental

Automotive operations, like operations of other companies engaged in similar businesses, are subject to a wide range of environmental protection laws, including laws regulating air emissions, water discharges, waste management and environmental remediation. We are in various stages of investigation or remediation for sites where contamination has been alleged. We are involved in a number of actions to remediate hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site.

The future effect of environmental matters, including potential liabilities, is often difficult to estimate. An environmental reserve is recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. This practice is followed whether the claims are asserted or unasserted. Liabilities have been recorded for the expected costs to be paid over the periods of remediation for the applicable sites, which typically range from five to 30 years.

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Accordingly, it is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition and results of operations. At March 31, 2010 we estimate that remediation losses could range from $130 million to $320 million.

Product Liability

With respect to product liability claims involving our and Old GM’s products, it is believed that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess insurance coverage. Although punitive damages are claimed in some of these lawsuits, and such claims are inherently unpredictable, accruals incorporate historic experience with these types of claims. Liabilities have been recorded for the expected cost of all known product liability claims plus an estimate of the expected cost for all product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. These amounts were recorded within Accrued expenses and exclude Old GM’s asbestos claims, which are discussed separately.

In accordance with our assumption of dealer sales and service agreements, we indemnify dealers for certain product liability related claims. Our experience related to dealer indemnification obligations for activity on or after July 10, 2009 is limited. Based on management judgments concerning the projected number and value of such claims, we have estimated a product liability given the information that is currently available.

Liability Related to Contingently Issuable Shares

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Litigation-Related Liability

Various legal actions, governmental investigations, claims and proceedings are pending against us or MLC including a number of shareholder class actions, bondholder class actions and class actions under the Employee Retirement Income Security Act of 1974, as amended, and other matters arising out of alleged product defects, including asbestos-related claims; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; tax-related matters not recorded pursuant to ASC 740-10 and environmental matters.

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which it is believed that losses are probable and can be reasonably estimated, the majority of which are associated with tax-related matters not recorded pursuant to ASC 740-10 as well as various non-U.S. labor-related matters. Tax related matters not recorded pursuant to ASC 740-10 are items being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance, and other compensation matters. Some of the matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2010. It is believed that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued expenses and Other liabilities and deferred income taxes. These accrued reserves represent the best estimate of amounts believed to be our and Old GM’s liability in a range of expected losses. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our or Old GM’s financial condition, results of operations and cash flows in any particular reporting period.

Asbestos-Related Liability

In connection with the 363 Sale, MLC retained substantially all of the asbestos-related claims outstanding. At March 31, 2009 Old GM’s liability recorded for asbestos-related matters was $627 million.

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

Delphi Corporation

Benefit Guarantee

In 1999 Old GM spun-off Delphi Automotive Systems Corporation, which became Delphi. At the time of the spin-off, employees of Delphi Automotive Systems Corporation became employees of Delphi. As part of the separation agreements, Delphi assumed the pension and other postretirement benefit obligations for the transferred U.S. hourly employees who retired after October 1, 2000. Additionally at the time of the spin-off, Old GM entered into the Delphi Benefit Guarantee Agreements with the UAW, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers — Communication Workers of America (IUE-CWA) and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW). The Delphi Benefit Guarantee Agreements provided that in the event that Delphi or its successor companies ceased doing business, terminated its pension plan or ceased to provide credited service or OPEB benefits at certain levels due to financial distress, Old GM could be liable to provide the corresponding benefits for certain covered employees at the required level and to the extent the pension benefits Delphi and the PBGC provided fall short of the guaranteed amount.

In October 2005 Old GM received notice from Delphi it would become obligated to provide benefits pursuant to the Delphi Benefit Guarantee Agreements in connection with Delphi’s commencement in October 2005 of Chapter 11 proceedings under the Bankruptcy Code. In June 2007 Old GM entered into a memorandum of understanding with Delphi and the UAW (Delphi UAW MOU) that included terms relating to the consensual triggering, under certain circumstances, of the Delphi Benefit Guarantee Agreements as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU, Old GM also agreed to pay for certain health care costs of covered Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to Old GM’s retirees and their beneficiaries under the Mitigation Plan, if Delphi terminated OPEB benefits. In August 2007 Old GM also entered into memoranda of understanding with Delphi and the IUE-CWA and with Delphi and the USW containing terms consistent with the comprehensive Delphi UAW MOU.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Delphi-GM Settlement Agreements

In September 2007 and as amended at various times through September 2008, Old GM entered into agreements with Delphi. In September 2008 Old GM also entered into agreements with Delphi and the UAW, IUE-CWA and the USW. All of these agreements were intended to resolve, among other items, outstanding issues between Delphi and Old GM, govern certain aspects of Old GM’s ongoing commercial relationship with Delphi, address a limited transfer of pension assets and liabilities, and address the triggering of the Delphi Benefit Guarantee Agreements. In September 2008 these agreements became effective, and as a result, Old GM paid $582 million to Delphi in the three months ended March 31, 2009 in settlement of amounts accrued to date against Old GM’s commitments.

Upon consummation of the DMDA, these agreements were terminated with limited exceptions.

Delphi Liquidity Support Agreements

Beginning in 2008 Old GM entered into various agreements and amendments to such agreements to advance a maximum of $950 million to Delphi, subject to Delphi’s continued satisfaction of certain conditions and milestones. Old GM also agreed to accelerate payment of North American payables to Delphi at various amounts up to a maximum of $300 million. Upon consummation of the DMDA, we waived our rights to advanced amounts and accelerated payments of $850 million that became consideration to Delphi and other parties under the DMDA.

Delphi Master Disposition Agreement

In October 2009 we consummated the transaction contemplated by the DMDA with Delphi, New Delphi, Old GM, and other parties to the DMDA, as described in Note 4. Upon consummation of the DMDA, the Delphi-GM Settlement Agreements and Delphi liquidity support agreements discussed previously were terminated with limited exceptions, and we and Delphi waived all claims against each other. We maintain certain obligations relating to Delphi hourly employees to provide the difference between pension benefits paid by the PBGC according to regulation and those originally guaranteed by Old GM under the Delphi Benefit Guarantee Agreements.

The DMDA established our ongoing commercial relationship with New Delphi. This included the continuation of all existing Delphi supply agreements and purchase orders for GMNA to the end of the related product program and New Delphi agreed to provide us with access rights designed to allow us to operate specific sites on defined triggering events to provide us with protection of supply. In addition, we and a class of New Delphi investors agreed to establish a secured delayed draw term loan facility for New Delphi, with each committing to provide loans of up to $500 million.

Delphi Charges

In the three months ended March 31, 2009 Old GM recorded charges of $274 million. These charges, which were recorded in Cost of sales, reflected the best estimate of obligations associated with the various Delphi agreements.

Note 17. Income Taxes

For interim income tax reporting we estimate our annual effective tax rate and apply it to year-to-date ordinary income/loss. The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded.

In the three months ended March 31, 2010 income tax expense of $509 million primarily resulted from income tax provisions for profitable entities and a taxable foreign currency exchange gain in Venezuela. As a result of the official devaluation of the Venezuelan currency in the three months ended March 31, 2010, we recorded income tax expense related to the foreign currency exchange gain on the net monetary position of our foreign currency denominated assets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the three months ended March 31, 2009 income tax benefit of $114 million primarily resulted from intraperiod tax allocation and other discrete items offset by income tax provisions for profitable entities.

Most of the tax attributes generated by Old GM and its domestic and foreign subsidiaries (net operating loss carryforwards and various income tax credits) survived the Chapter 11 Proceedings and we expect to use these tax attributes to reduce future tax liabilities. The ability to utilize certain of the U.S. tax attributes in future tax periods could be limited by Section 382(a) of the Internal Revenue Code. In Germany, we have net operating loss carryforwards for corporate income tax and trade tax purposes. We have applied for a ruling from the German tax authorities regarding the availability of those losses under the prerequisite that an agreement with the unions as to employment costs will be achieved. If approved, we should be able to continue to carry over those losses despite the reorganizations that have taken place in Germany in 2008 and 2009. In Australia, we have net operating loss carryforwards which are now subject to meeting an annual “Same Business Test” requirement. We will assess our ability to utilize these carryforward losses annually.

We file and Old GM filed income tax returns in multiple jurisdictions, which are subject to examination by taxing authorities throughout the world. We have open tax years from 1999 to 2009 with various significant tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have continuing responsibility for Old GM’s open tax years. We record, and Old GM previously recorded, a tax benefit only for those positions that meet the more likely than not standard.

At March 31, 2010, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next 12 months.

Note 18. Fair Value Measurements

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annually, we conduct a review of our pricing vendor. This review includes discussion and analysis of the inputs used by the pricing vendor to provide prices for the types of securities we hold. These inputs included interest rate yields, bid/ask quotes, prepayment speeds and prices for comparable securities. Based on our review we believe the prices received from our pricing vendor are a reliable representation of exit prices.

All derivatives are recorded at fair value. Internal models are used to value a majority of derivatives. The models use, as their basis, readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for commodities and foreign currency exchange rates. Level 2 of the valuation hierarchy includes certain foreign currency derivatives, commodity derivatives, certain interest rate swaps, cross currency swaps and warrants. Derivative contracts that are valued based upon models with significant unobservable market inputs, primarily estimated forward and prepayment rates, are classified in Level 3 of the valuation hierarchy. Level 3 of the valuation hierarchy includes warrants issued to the UST prior to July 10, 2009, certain foreign currency derivatives, certain long-dated commodity derivatives and interest rate swaps with notional amounts that fluctuated over time.

The valuation of derivative liabilities takes into account our and Old GM’s nonperformance risk. For the periods presented after June 1, 2009, our nonperformance risk was not observable through the credit default swap market, and an analysis of comparable industrial companies was used to determine the appropriate credit spread which would be applied to us by market participants. In these periods, all derivatives whose fair values contained a significant credit adjustment based on our nonperformance risk were classified in Level 3 of the valuation hierarchy.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring Basis

The following tables summarize the financial instruments measured at fair value on a recurring basis (dollars in millions):

	Successor
	Fair Value Measurements on a Recurring Basis at March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
United States government and agency	$—	$2,305	$—	$2,305
Certificates of deposit	—	3,279	—	3,279
Money market funds	3,245	—	—	3,245
Commercial paper	—	3,067	—	3,067
Marketable securities
Equity	19	17	—	36
United States government and agency	—	16	—	16
Mortgage and asset-backed	—	24	—	24
Certificates of deposit	—	8	—	8
Foreign government	—	32	—	32
Corporate debt	—	37	—	37
Restricted cash
Money market funds	11,356	—	—	11,356
Government of Canada bonds	—	986	—	986
Other assets
Equity	10	—	—	10
Derivatives
Commodity	—	57	—	57
Foreign currency	—	59	23	82
Other	—	33	—	33

Total assets	$14,630	$9,920	$23	$24,573

Liabilities
Other liabilities
Options	$—	$—	$21	$21
Derivatives
Foreign currency	—	9	378	387

Total liabilities	$—	$9	$399	$408

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

Fair Value Measurements on a Recurring Basis using Level 3 Inputs

For periods presented after June 1, 2009 nonperformance risk for us and Old GM was not observable through the credit default swap market as a result of the Chapter 11 Proceedings for Old GM and the lack of traded instruments for us. As a result, foreign currency derivatives with a fair market value of $1.6 billion were transferred from Level 2 to Level 3.

In the three months ended March 31, 2009 Old GM determined the credit profile of certain foreign subsidiaries was equivalent to Old GM’s nonperformance risk which was observable through the credit default swap market and bond market based on prices for recent trades. Accordingly, foreign currency derivatives with a fair value of $2.1 billion were transferred from Level 3 into Level 2.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	Level 3 Financial Assets and Liabilities
	Mortgage- backed Securities (a)	Commodity Derivatives, Net (b)	Foreign Currency Derivatives (c)	Options (d)	Other Securities (a)	Total Net Liabilities
Balance at January 1, 2010	$—	$—	$(672)	$—	$—	$(672)
Total realized/unrealized gains (losses)
Included in earnings	—	—	155	—	—	155
Included in Accumulated other comprehensive income (loss)	—	—	(17)	—	—	(17)
Purchases, issuances, and settlements	—	—	179	(21)	—	158
Transfer in and/or out of Level 3	—	—	—	—	—	—

Balance at March 31, 2010	$—	$—	$(355)	$(21)	$—	$(376)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$141	$—	$—	$141

	Predecessor
	Level 3 Financial Assets and Liabilities
	Mortgage- backed Securities (a)	Commodity Derivatives, Net (b)	Foreign Currency Derivatives (c)	UST Warrant (a)	Other Securities (a)	Total Net Liabilities
Balance at January 1, 2009	$49	$(17)	$(2,144)	$(164)	$17	$(2,259)
Total realized/unrealized gains (losses)
Included in earnings	(1)	2	—	98	(2)	97
Included in Accumulated other comprehensive income (loss)	—	—	—	—	—	—
Purchases, issuances, and settlements	(4)	2	—	—	(1)	(3)
Transfer in and/or out of Level 3	—	—	2,144	—	—	2,144

Balance at March 31, 2009	$44	$(13)	$—	$(66)	$14	$(21)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(1)	$2	$—	$98	$(2)	$97

(a)	Realized gains (losses) and other than temporary impairments on marketable securities (including the UST warrants outstanding until the closing of the 363 Sale) are recorded in Interest income and other non-operating income, net.

(b)	Prior to July 10, 2009 realized and unrealized gains (losses) on commodity derivatives were recorded in Cost of sales. Changes in fair value are attributable to changes in base metal and precious metal prices. Beginning July 10, 2009 realized and unrealized gains (losses) on commodity derivatives are recorded in Interest income and other non-operating income, net.

(c)	Prior to July 10, 2009 realized and unrealized gains (losses) on foreign currency derivatives were recorded in the line item associated with the economically hedged item. Beginning July 10, 2009 realized and unrealized gains (losses) on foreign currency derivatives are recorded in Interest income and other non-operating income, net and foreign currency translation gains (losses) are recorded in Accumulated other comprehensive income (loss).

(d)	Realized and unrealized gains (losses) on options are recorded in Interest income and other non-operating income, net.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-Term and Long-Term Debt

We determined the fair value of debt based on a discounted cash flow model which used benchmark yield curves plus a spread that represented the yields on traded bonds of companies with comparable credit ratings.

The following table summarizes the carrying amount and estimated fair value of short-term and long-term debt, including capital leases, for which it is practicable to estimate fair value (dollars in millions):

	Successor
	March 31, 2010	December 31, 2009
Carrying amount (a)	$14,174	$15,783
Fair value (a)	$14,510	$16,024

(a)	Accounts and notes receivable, net and Accounts payable (principally trade) are not included because the carrying amount approximates fair value due to their short-term nature.

GMAC Common and Preferred Stock

At December 31, 2009 we estimated the fair value of our investment in GMAC common stock using a market approach based on the average price to tangible book value multiples of comparable companies to each of GMAC’s Auto Finance, Commercial Finance, Mortgage, and Insurance operations to determine the fair value of the individual operations. These values were aggregated to estimate the fair value of GMAC common stock. At March 31, 2010 we estimated the fair value of GMAC common stock using a market approach that applies the average price to tangible book value multiples of comparable companies to the consolidated GMAC tangible book value. This approach provides our best estimate of the fair value of our investment in GMAC common stock at March 31, 2010 due to GMAC’s transition to a bank holding company and less readily available information with which to value GMAC’s business operations individually.

We calculated the fair value of our investment in GMAC preferred stock using a discounted cash flow approach. The present value of the cash flows was determined using assumptions regarding the expected receipt of dividends on GMAC preferred stock and the expected call date.

The following table summarizes the carrying amount and estimated fair value of GMAC common and preferred stock (dollars in millions):

	Successor
	March 31, 2010	December 31, 2009
Common stock
Carrying amount	$968	$970
Fair value	$1,093	$970
Preferred stock
Carrying amount	$665	$665
Fair value	$1,002	$665

Note 19. Restructuring and Other Initiatives

We have and Old GM had previously executed various restructuring and other initiatives, and we plan to execute additional initiatives in the future, if necessary, in order to preserve adequate liquidity, to align manufacturing capacity and other costs with prevailing global automotive sales and to improve the utilization of remaining facilities. Related charges are primarily recorded in Cost of sales and Selling, general and administrative expense.

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

Refer to Note 20 for asset impairment charges related to our restructuring initiatives.

GM

The following table summarizes restructuring reserves (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges in the three months ended March 31, 2010 (dollars in millions):

	Successor
	GMNA	GMIO	GME	Total
Balance at January 1, 2010	$2,088	$7	$451	$2,546
Additions	7	—	273	280
Interest accretion and other	10	—	32	42
Payments	(243)	(3)	(37)	(283)
Revisions to estimates	(104)	—	—	(104)
Effect of foreign currency translation	24	—	(33)	(9)

Balance at March 31, 2010 (a)	$1,782	$4	$686	$2,472

(a)	The remaining cash payments related to these restructuring reserves primarily relate to postemployment benefits to be paid.

GMNA

GMNA recorded charges, interest accretion and other and revisions to estimates that decreased the restructuring reserves by $87 million in the three months ended March 31, 2010. This decrease was primarily due to increased production capacity utilization, which resulted in the recall of idled employees to fill added shifts at multiple production sites.

GME

GME recorded charges and interest accretion and other of $305 million for separation programs primarily related to the following initiatives:

•

Separation charges of $184 million as the legal minimum for a separation plan related to the closure of the Antwerp, Belgium facility which will affect 2,600 employees. Refer to Note 25 for additional information related to the closure of the Antwerp, Belgium facility.

•	Separation charges of $72 million related to separation/layoff plans and an early retirement plan in Spain which will affect 1,200 employees.

•	Separation charges of $16 million and interest accretion and other of $29 million related to previously announced programs in Germany.

Dealer Wind-downs

We market vehicles worldwide through a network of independent retail dealers and distributors. As part of achieving and sustaining long-term viability and the viability of our dealer network, we determined that a reduction in the number of GMNA dealerships was necessary. At March 31, 2010 there were approximately 6,100 dealers in GMNA compared to approximately 6,500 at December 31,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009. Certain dealers that had signed wind-down agreements with us have elected to file for reinstatement through a binding arbitration process. In response to the arbitration filings we offered certain dealers reinstatement contingent upon compliance with our core business criteria for operation of a dealership. Further reductions in the number of GMNA dealerships will be dependent upon the ongoing reinstatement and arbitration process, which we expect will be fundamentally resolved in 2010.

The following table summarizes GMNA’s restructuring reserves related to dealer wind-down agreements in the three months ended March 31, 2010 (dollars in millions):

	Successor
	U.S.	Canada and Mexico	Total
Balance at January 1, 2010	$460	$41	$501
Additions	9	9	18
Payments	(44)	(28)	(72)
Effect of foreign currency translation	—	2	2

Balance at March 31, 2010	$425	$24	$449

Old GM

The following table summarizes Old GM’s restructuring reserves and charges by segment, including postemployment benefit reserves and charges in the three months ended March 31, 2009 (dollars in millions):

	Predecessor
	GMNA	GMIO	GME	Total
Balance at January 1, 2009	$2,456	$58	$468	$2,982
Additions	411	32	10	453
Interest accretion and other	10	—	(3)	7
Payments	(398)	(32)	(33)	(463)
Revisions to estimates	(297)	9	—	(288)
Effect of foreign currency translation	(28)	(2)	(28)	(58)

Balance at March 31, 2009	$2,154	$65	$414	$2,633

GMNA recorded charges, interest accretion and other and revisions to estimates of $124 million for separation programs related to the following initiatives:

•	Postemployment benefit costs in the U.S. of $296 million related to 7,000 employees participating in the 2009 Special Attrition Program.

•	Separation charges of $115 million for a U.S. salaried severance program, which allows terminated employees to receive ongoing wages and benefits for no longer than 12 months.

•

Interest accretion of $10 million and revisions to estimates to decrease the reserve of $297 million, primarily related to the suspension of the JOBS Program, Old GM’s job security provision in the collective bargaining agreement with the UAW to continue paying idled employees certain wages and benefits, and reductions to the reserve for estimated future wages and benefits due to employees participating in the 2009 Special Attrition Program; partially offset by Canadian salaried workforce reductions and other restructuring initiatives in Canada.

GMIO recorded charges and revisions to estimates of $41 million primarily related to separation charges of $26 million and revisions to estimates to increase the reserve of $9 million related to voluntary and involuntary separation programs in South America and South Africa.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GME recorded charges, interest accretion and other and revisions to estimates of $7 million for separation programs primarily due to separation charges of $10 million related to early retirement programs in Germany, interest accretion and other of $12 million related to previously announced programs in Germany and Belgium, partially offset by a decrease in interest accretion and other of $15 million related to the deconsolidation of Saab.

Note 20. Impairments

The following table summarizes impairment charges (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
GMNA
Product-specific tooling assets	$—	$278
Cancelled powertrain programs	—	42
Equity and cost method investments (other than GMAC)	—	28
Vehicles leased to rental car companies	—	11

Total GMNA impairment charges	—	359
GMIO
Product-specific tooling assets	—	7

Total GMIO impairment charges	—	7
GME
Vehicles leased to rental car companies	9	18

Total GME impairment charges	9	18
Corporate
Other than temporary impairment charges on debt and equity securities (a)	—	8
Automotive retail leases	—	16

Total Corporate impairment charges	—	24

Total impairment charges	$9	$408

(a)	Refer to Note 18 for additional information on marketable securities and financial instruments measured at fair value on a recurring basis. Other than temporary impairment charges on debt and equity securities were recorded in Interest income and other non-operating income, net.

The following tables summarize assets measured at fair value (all of which utilized Level 3 inputs) on a nonrecurring basis subsequent to initial recognition (dollars in millions):

		Fair Value Measurements Using
	Successor
	Three Months Ended March 31, 2010 (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, 2010 Total Losses
Vehicles leased to rental car companies	$537	$—	$—	$537	$9

Total	$537	$—	$—	$537	$9

(a)	Amounts represent the fair value measure during the period.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GM

GME

Vehicles leased to rental car companies were adjusted to their fair value at the time of impairment, resulting in impairment charges of $9 million in the three months ended March 31, 2010. Fair value measurements utilized projected cash flows which primarily consist of vehicle sales at auction.

Old GM

		Fair Value Measurements Using
	Predecessor
	Three Months Ended March 31, 2009 (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, 2009 Total Losses
Product-specific tooling assets	$85	$—	$—	$85	$(285)
Cancelled powertrain programs	—	—	—	—	(42)
Equity and cost method investments (other than GMAC)	—	—	—	—	(28)
Vehicles leased to rental car companies	2,057	—	—	2,057	(29)
Automotive retail leases	1,519	—	—	1,519	(16)

Total	$3,661	$—	$—	$3,661	$(400)

(a)	Amounts represent the fair value measure during the period.

GMNA

Product-specific tooling assets were adjusted to their fair value at the time of impairment, resulting in impairment charges of $278 million in the three months ended March 31, 2009. Fair value measurements utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to the assets involved.

Cancelled powertrain programs were adjusted to their fair value at the time of impairment, resulting in impairment charges of $42 million in the three months ended March 31, 2009. Fair value measurements utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to the assets involved.

CAMI Automotive, Inc. (CAMI), at the time an equity method investee, was adjusted to its fair value, resulting in an impairment charge of $28 million in the three months ended March 31, 2009. The fair value measurement utilized projected cash flows discounted at a rate commensurate with the perceived business risks related to the investment. In March 2009 Old GM determined that due to changes in contractual arrangements, CAMI became a VIE and Old GM was the primary beneficiary, and therefore CAMI was consolidated. In December 2009 we acquired the remaining noncontrolling interest of CAMI from Suzuki for $100 million increasing our ownership interest from 50% to 100%. As a result of this acquisition, CAMI became a wholly-owned subsidiary.

Vehicles leased to rental car companies were adjusted to their fair value at the time of impairment, resulting in impairment charges of $11 million in the three months ended March 31, 2009. Fair value measurements utilized projected cash flows which primarily consist of vehicle sales at auction.

GMIO

Product-specific tooling assets were adjusted to their fair value at the time of impairment, resulting in impairment charges of $7 million in the three months ended March 31, 2009. Fair value measurements utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to the assets involved.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GME

Vehicles leased to rental car companies were adjusted to their fair value at the time of impairment, resulting in impairment charges of $18 million in the three months ended March 31, 2009. Fair value measurements utilized projected cash flows which primarily consist of vehicle sales at auction.

Corporate

Automotive retail leases were adjusted to their fair value at the time of impairment, resulting in impairment charges of $16 million in the three months ended March 31, 2009. Fair value measurements utilized discounted projected cash flows from lease payments and anticipated future auction proceeds.

Contract Cancellations

The following table summarizes contract cancellation charges primarily related to the cancellation of product programs (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
GMNA	$31	$128
GMIO	—	8
GME	—	8

Total contract cancellation charges	$31	$144

Note 21. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share have been computed by dividing Net income (loss) attributable to common stockholders by the weighted average number of shares outstanding in the period.

The following table summarizes basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Basic
Net income (loss) attributable to common stockholders (a)	$1.73	$(9.78)
Weighted-average common shares outstanding	500	611
Diluted
Net income (loss) attributable to common stockholders (a)	$1.66	$(9.78)
Weighted-average common shares outstanding	522	611

(a)	The three months ended March 31, 2010 includes accumulated but unearned dividends of $34 million on our Series A Fixed Rate Cumulative Perpetual Preferred Stock (Series A Preferred Stock), which decreases Net income attributable to common stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GM

In the three months ended March 31, 2010 diluted earnings per share included the potential effect of the assumed exercise of certain warrants to acquire shares of our common stock. The number of shares of common stock, assuming the exercise of the warrants, that were excluded in the computation of diluted earnings per share under the treasury stock method was 68 million. The number of shares of common stock, assuming the exercise of the warrants, that was included in the computation of diluted earnings per share under the treasury stock method was 22 million. The number of shares of common stock that was excluded in the computation of diluted earnings per share because the effect was antidilutive was 15 million.

At March 31, 2010 the Adjustment Shares were excluded from the computation of basic and diluted earnings per share as the condition that would result in the issuance of the Adjustment Shares was not satisfied. At March 31, 2010 we believe it is probable that these claims will exceed $35.0 billion, but it is still possible they will not. The Adjustment Shares may, however, be dilutive in the future. Refer to Note 16 for additional information on the Adjustment Shares.

We have granted restricted stock units to certain global executives. As these awards will be payable in cash if settled prior to six months after a completion of a successful initial public offering, the salary stock awards are excluded from the computation of diluted earnings per share. At March 31, 2010 6 million restricted stock units were outstanding.

Old GM

Due to Old GM’s net losses in the three months ended March 31, 2009, the assumed exercise of stock options and warrants had an antidilutive effect and therefore was excluded from the computation of diluted loss per share. The number of such options and warrants not included in the computation of diluted loss per share was 209 million in the three months ended March 31, 2009.

No shares potentially issuable to satisfy the in-the-money amount of Old GM’s convertible debentures have been included in the computation of diluted income (loss) per share in the three months ended March 31, 2009 as the conversion options in various series of convertible debentures were not in-the-money.

Note 22. Transactions with GMAC

Old GM entered into various operating and financing arrangements with GMAC. In connection with the 363 Sale, we assumed the terms and conditions of these agreements as more fully discussed in our 2009 Form 10-K. The following tables describe the financial statement effects of and maximum obligations under these agreements (dollars in millions):

	Successor
	March 31, 2010	December 31, 2009
Operating lease residuals
Residual support (a)
Liabilities recorded	$185	$369
Maximum obligation	$1,050	$1,159
Risk sharing (a)
Liabilities recorded	$462	$366
Maximum obligation	$1,279	$1,392
Note payable to GMAC (b)	$35	$35
Vehicle repurchase obligations (c)
Maximum obligations	$15,357	$14,058
Fair value of guarantee	$35	$46

(a)	Represents liabilities recorded and maximum obligations for agreements entered into prior to December 31, 2008. Agreements entered into in 2010 and 2009 do not include residual support or risk sharing programs.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	GMAC retained an investment in a note, which is secured by certain automotive retail leases.

(c)	In May 2009 Old GM and GMAC agreed to expand Old GM’s repurchase obligations for GMAC financed inventory at certain dealers in Europe, Brazil and Mexico. In November 2008 Old GM and GMAC agreed to expand Old GM’s repurchase obligations for GMAC financed inventory at certain dealers in the United States and Canada. The maximum potential amount of future payments required to be made under this guarantee would be based on the repurchase value of total eligible vehicles financed by GMAC in dealer stock. The total exposure of repurchased vehicles would be reduced to the extent vehicles are able to be resold to another dealer. The fair value of the guarantee considers the likelihood of dealers terminating and the estimated loss exposure for the ultimate disposition of vehicles.

	Successor	Predecessor
	March 31, 2010	March 31, 2009
Marketing incentives and operating lease residual payments (a)	$307	$166
Exclusivity fee revenue	$25	$25
Royalty income	$4	$2

(a)	Payments to GMAC related to U.S. marketing incentive and operating lease residual programs. Excludes payments to GMAC related to the contractual exposure limit.

Balance Sheet

The following table summarizes the balance sheet effects of transactions with GMAC (dollars in millions):

	Successor
	March 31, 2010	December 31, 2009
Assets
Accounts and notes receivable, net (a)	$839	$404
Restricted cash (b)	$8	$127
Other assets (c)	$27	$27
Liabilities
Accounts payable (d)	$151	$131
Short-term debt and current portion of long-term debt (e)	$896	$1,077
Accrued expenses and other liabilities (f)	$702	$817
Long-term debt (g)	$50	$59
Other non-current liabilities (h)	$270	$383

(a)	Represents wholesale settlements due from GMAC, amounts owed by GMAC with respect to automotive retail leases and receivables for exclusivity fees and royalties.

(b)	Represents certificates of deposit purchased from GMAC that are pledged as collateral for certain guarantees provided to GMAC in Brazil in connection with dealer floor plan financing.

(c)	Primarily represents distributions due from GMAC on our investments in GMAC preferred stock.

(d)	Primarily represents amounts billed to us and payable related to incentive programs.

(e)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest. In addition, it includes borrowing arrangements with various foreign locations and arrangements related to GMAC’s funding of company-owned vehicles, rental car vehicles awaiting sale at auction and funding of the sale of vehicles to which title is retained while the vehicles are consigned to GMAC or dealers, primarily in the United Kingdom. Financing remains outstanding until the title is transferred to the dealers. This amount also includes the short-term portion of a note payable related to automotive retail leases.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Primarily represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by GMAC in North America. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and amounts owed under lease pull-ahead programs. In addition it includes interest accrued on the transactions in (e) above.

(g)	Primarily represents the long-term portion of term loans from GMAC to certain consolidated dealerships and a note payable with respect to automotive retail leases.

(h)	Primarily represents long-term portion of liabilities for marketing incentives on vehicles financed by GMAC.

Statement of Operations

The following table summarizes the income statement effects of transactions with GMAC (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net sales and revenue (reduction) (a)	$(143)	$182
Cost of sales and other expenses (b)	$24	$76
Interest income and other non-operating income, net (c)	$58	$74
Interest expense (d)	$60	$45
Servicing expense (e)	$1	$9
Derivative gains (losses) (f)	$—	$(1)

(a)	Primarily represents the increase (reduction) in net sales and revenues for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by GMAC. This includes the estimated amount of residual support accrued under residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to GMAC for employee and governmental lease programs and third party resale purposes.

(b)	Primarily represents cost of sales on the sale of vehicles to GMAC for employee and governmental lease programs and third party resale purposes. Also includes miscellaneous expenses on services performed by GMAC.

(c)	Represents income on investments in GMAC preferred stock and Preferred Membership Interests, exclusivity and royalty fee income and reimbursements by GMAC for certain services provided to GMAC. Included in this amount is rental income related to GMAC’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires in November 2016.

(d)	Represents interest incurred on term loans, notes payable and wholesale settlements.

(e)	Represents servicing fees paid to GMAC on certain automotive retail leases.

(f)	Represents amounts recorded in connection with a derivative transaction entered into with GMAC as the counterparty.

Note 23. Transactions with MLC

We and MLC entered into a Transition Services Agreement (TSA), as more fully discussed in our 2009 Form 10-K. The following tables describe the financial statement effects of the transactions with MLC.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations

The following table summarizes the income statement effects of transactions with MLC (dollars in millions):

Successor
Three Months Ended March 31, 2010
Cost of sales (a)	$(6)

(a)	Primarily related to royalty income partially offset by reimbursements for engineering expenses incurred by MLC.

Balance Sheet

The following table summarizes the balance sheet effects of transactions with MLC (dollars in millions):

	Successor
	March 31, 2010	December 31, 2009
Accounts and notes receivable, net (a)	$11	$16
Other assets	$1	$1
Accounts payable (b)	$31	$59
Accrued expenses and other liabilities	$2	$(1)

(a)	Primarily related to royalty income from MLC and services provided under the TSA.

(b)	Primarily related to the purchase of component parts.

Cash Flow

The following table summarizes the cash flow effects of transactions with MLC (dollars in millions):

Successor
Three Months Ended March 31, 2010
Operating (a)	$(63)
Financing (b)	$1

(a)	Primarily includes payments to and from MLC related to the purchase and sale of component parts.

(b)	Funding provided to a facility in Strasbourg, France, that MLC retained. We have reserved $14 million against the advanced amounts.

Note 24. Segment Reporting

We develop, produce and market cars, trucks and parts worldwide. We do so through our three segments: GMNA, GMIO and GME.

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

GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the following brands:

• Buick	• Cadillac	• Chevrolet	• GMC

The demands of customers outside of North America are primarily met with vehicles developed, manufactured and/or marketed under the following brands:

• Buick	• Daewoo	• Holden	• Opel
• Cadillac	• GMC	• Isuzu	• Vauxhall
• Chevrolet

At March 31, 2010 we also had equity ownership stakes directly or indirectly through various regional subsidiaries, including GM Daewoo, SGM, SGMW and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). These companies design, manufacture and market vehicles under the following brands:

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

All intersegment balances and transactions have been eliminated in consolidation.

	Successor
	GMNA	GMIO	GME	Eliminations	Corporate	Total
At and For the Three Months Ended March 31, 2010
Sales
External customers	$18,508	$7,541	$5,373	$—	$54	$31,476
Intersegment	778	512	128	(1,418)	—	—

Total net sales and revenue	$19,286	$8,053	$5,501	$(1,418)	$54	$31,476

Earnings (loss) before interest and income taxes	$1,218	$1,194	$(506)	$13	$(95)	$1,824
Interest income	—	—	—	—	90	90
Interest expense	—	—	—	—	337	337
Income tax expense (benefit)	—	—	—	—	509	509

Net income (loss) attributable to stockholders	$1,218	$1,194	$(506)	$13	$(851)	$1,068

Equity in net assets of nonconsolidated affiliates	$1,971	$6,101	$330	$1	$27	$8,430
Total assets	$78,080	$27,671	$19,376	$(24,015)	$34,909	$136,021
Depreciation, amortization and impairment	$1,174	$194	$384	$—	$51	$1,803
Equity income, net of tax	$34	$359	$10	$—	$—	$403

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMNA	GMIO	GME	Eliminations	Corporate	Total
At and For the Three Months Ended March 31, 2009
Sales
External customers	$11,812	$5,193	$5,227	$—	$199	$22,431
Intersegment	507	532	91	(1,130)	—	—

Total net sales and revenue	$12,319	$5,725	$5,318	$(1,130)	$199	$22,431

Earnings (loss) before interest and income taxes	$(3,426)	$(1)	$(1,989)	$23	$448	$(4,945)
Interest income	—	—	—	—	86	86
Interest expense	—	—	—	—	1,230	1,230
Income tax expense (benefit)	—	—	—	—	(114)	(114)

Net income (loss) attributable to stockholders	$(3,426)	$(1)	$(1,989)	$23	$(582)	$(5,975)

Depreciation, amortization and impairment	$1,702	$170	$547	$—	$121	$2,540
Equity income (loss), net of tax	$(59)	$110	$(2)	$(1)	$—	$48
Equity in loss of GMAC	$—	$—	$—	$—	$(500)	$(500)

Significant noncash charges
Gain on extinguishment of debt	$—	$—	$—	$—	$(906)	$(906)
Impairment charges related to equipment on operating leases	11	—	18	—	16	45
Impairment charges related to long-lived assets	320	7	—	—	—	327
Impairment charges related to investment in CAMI	28	—	—	—	—	28

Total significant noncash charges	$359	$7	$18	$—	$(890)	$(506)

Note 25. Subsequent Events

Repayment of the UST and Canadian Loans

In April 2010 we used funds from our escrow account to repay in full the outstanding amount of the UST Loans of $4.7 billion. In addition, GMCL repaid in full the outstanding amount of the Canadian Loan of $1.1 billion. Both loans were repaid prior to maturity.

Following the repayment of the UST Loans and the Canadian Loan, the remaining funds in an amount of $6.6 billion that were held in escrow became unrestricted. The availability of those funds is no longer subject to the conditions set forth in the UST Credit Agreement.

While we have repaid the UST Loans in full, certain of the covenants in the UST Credit Agreement remain in effect and impose obligations on us with respect to, among other things, certain expense policies, executive privileges and compensation requirements.

Repayment of GM Daewoo’s Debt

In April 2010 GM Daewoo repaid KRW 250 billion (equivalent to $225 million) of its KRW 1.4 trillion (equivalent to $1.2 billion) revolving credit facility.

Closure of Antwerp, Belgium Facility and Related Separation Plan

On April 26, 2010 an agreement was reached between GME and employees regarding the closure of the Antwerp, Belgium facility and certain termination benefits to be received by the employees. The termination benefits will be offered to all of the 2,600 employees at the plant. The total estimated cost for termination benefits to all 2,600 employees is approximately Euro 0.4 billion

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(equivalent to $0.5 billion). These charges are expected to result in future cash expenditures. A significant number of employees are expected to accept the terms and leave before the end of June 2010.

In addition, GME and employee representatives entered into a Memorandum of Understanding whereby both parties will cooperate in a working group, led by the Flemish government, in order to find an outside investor to acquire the facility. The search will conclude at the end of September 2010. If an investor is found, the investor will determine the number of employees that it would hire. Employees who had not previously accepted termination benefits and were not hired by the purchaser of the facility would receive termination benefits. If an investor is not found, termination benefits will be offered to the remaining employees and the facility will close by December 31, 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K), as filed with the Securities and Exchange Commission (SEC).

Use of Estimates in the Preparation of the Financial Statements

Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

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

We develop, produce and market cars, trucks, and parts worldwide through our three segments which consist of General Motors North America (GMNA), General Motors International Operations (GMIO) and General Motors Europe (GME). Nonsegment operations are classified as Corporate. Corporate includes investments in GMAC Inc. (GMAC), certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, certain nonsegment specific revenues and expenses, including costs related to the Delphi Benefit Guarantee Agreements (as defined in Note 16 to the condensed consolidated financial statements) and a portfolio of automotive retail leases.

We also own a 16.6% equity interest in GMAC, which is accounted for using the cost method because we cannot exercise significant influence over GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage.

Consistent with industry practice, our market share information includes estimates of industry sales in certain countries where public reporting is not legally required or not otherwise available on a consistent basis.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Old GM Bankruptcy and 363 Sale

Background

As a result of historical unfavorable economic conditions and a rapid decline in sales in the three months ended December 31, 2008 Old GM determined that, despite the previous actions it had then taken to restructure its U.S. business, it would be unable to pay its obligations in the normal course of business in 2009 or service its debt in a timely fashion, which required the development of a new plan that depended on financial assistance from the U.S. government.

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

As a condition to obtaining the loans (UST Loan Facility) under the UST Loan Agreement, Old GM was required to submit a plan in February 2009 that included specific actions intended to demonstrate that it was a viable entity and to use its best efforts to achieve certain debt reduction, labor modification and VEBA modification targets.

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

Old GM made further modifications to its plan in an attempt to satisfy the President’s Designee’s requirement that it undertake a substantially more accelerated and aggressive restructuring plan. The additional significant cost reduction and restructuring actions included reducing Old GM’s indebtedness and VEBA obligations, in addition to other cost reduction and restructuring actions.

Our 2009 Form 10-K provides additional detail on Old GM’s liquidity constraints, the terms and conditions of its various funding arrangements with U.S. and Canadian governmental entities, and its various cost reduction and restructuring activities.

Chapter 11 Proceedings

Old GM was not able to complete the cost reduction and restructuring actions, including the debt reductions and VEBA modifications, which resulted in extreme liquidity constraints. As a result, on June 1, 2009 Old GM and certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 (Chapter 11 Proceedings) of the U.S. Bankruptcy Code (Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court).

In connection with the Chapter 11 Proceedings, Old GM entered into a secured superpriority debtor-in-possession credit agreement with the UST and EDC (DIP Facility) and received additional funding commitments from EDC to support Old GM’s Canadian operations.

363 Sale

On July 10, 2009 we completed the acquisition of substantially all of the assets and assumed certain liabilities of Old GM and certain of its direct and indirect subsidiaries (collectively, the Sellers). The 363 Sale was consummated in accordance with the Amended and Restated Master Sale and Purchase Agreement, dated June 26, 2009, as amended (Purchase Agreement), between us and the Sellers, and pursuant to the Bankruptcy Court’s sale order dated July 5, 2009.

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

Old GM prepared its consolidated financial statements in accordance with the guidance in ASC 852 in the period June 1, 2009 through July 9, 2009. Revenues, expenses, realized gains and losses, and provisions for losses directly related to the Chapter 11 Proceedings were recorded in Reorganization gains, net. Reorganization gains, net do not constitute an element of operating loss due to their nature and due to the requirement of ASC 852 that they be reported separately. Old GM’s balance sheet prior to the 363 Sale distinguished prepetition liabilities subject to compromise from prepetition liabilities not subject to compromise and from postpetition liabilities. Cash amounts provided by or used in the Chapter 11 Proceedings were separately disclosed in the statement of cash flows.

Application of Fresh-Start Reporting

The Bankruptcy Court did not determine a reorganization value in connection with the 363 Sale. Reorganization value is defined as the value of our assets without liabilities. In order to apply fresh-start reporting, ASC 852 requires that total postpetition liabilities and allowed claims be in excess of reorganization value and prepetition stockholders receive less than 50.0% of our common stock. Based on our estimated reorganization value, we determined that on July 10, 2009 both the criteria of ASC 852 were met and, as a result, we applied fresh-start reporting. In applying fresh-start reporting at July 10, 2009, which generally follows the provisions of ASC 805, “Business Combinations,” (ASC 805) we recorded the assets acquired and the liabilities assumed from Old GM at fair value except for deferred income taxes and certain liabilities associated with employee benefits. Our consolidated balance sheet at July 10, 2009, which includes the adjustments to Old GM’s consolidated balance sheet as a result of the 363 Sale and the application of fresh-start reporting, and related disclosures are discussed in Note 2 to our consolidated financial statements in our 2009 Form 10-K. These adjustments are final and no determinations of fair value are considered provisional.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Improve Vehicle Sales and Market Share

In the three months ended March 31, 2010 U.S. industry vehicle sales were 2.6 million vehicles, of which our market share was 18.4%. This represents an increase in U.S. industry vehicle sales from 2.2 million vehicles (or 15.2%), of which Old GM’s market share was also 18.4% in the three months ended March 31, 2009. This increase represents the gradual U.S. vehicle sales recovery from the negative economic effects of the U.S. recession first experienced in the second half of 2008.

GMNA dealers in the U.S. sold 477,000 vehicles in the three months ended March 31, 2010. This represents an increase from Old GM’s U.S. vehicle sales of 413,000 vehicles (or 15.6%) in the three months ended March 31, 2009. This increase reflects our brand rationalization strategy to focus our product engineering and design and marketing on four brands: Buick, Cadillac, Chevrolet and GMC. This strategy has resulted in increased consumer demand for our products specifically the Chevrolet Equinox and Camaro, Buick LaCrosse, GMC Terrain and Cadillac SRX. These four brands accounted for 469,000 vehicles (or 98.3%) of our U.S. vehicle sales in the three months ended March 31, 2010. In addition, the moderate improvement in the U.S. economy has contributed to a slow but steady improvement in U.S. industry vehicle sales and increased consumer confidence.

The continued increase in U.S. industry and our four brands vehicle sales is critical for us to achieve our worldwide profitability and U.S. market share goals.

Increased Production Volume

The moderate improvement in the U.S. economy, resulting increase in U.S. industry vehicle sales and increase in demand for our products has resulted in increased production volumes for GMNA. In the three months ended March 31, 2010 GMNA produced 668,000 vehicles. This represents an increase of 80.1% compared to 371,000 vehicles in the three months ended March 31, 2009 and an increase of 8.4% compared to 616,000 vehicles in the three months ended December 31, 2009.

Timely Repayment of Debt

Proceeds from the DIP Facility were necessary in order to provide sufficient capital for Old GM to operate pending the closing of the 363 Sale. On July 10, 2009 we entered into the UST Credit Agreement and assumed debt of $7.1 billion (UST Loans), which Old GM incurred under the DIP Facility. On July 10, 2009 we also entered into the Canadian Loan Agreement and assumed a CAD $1.5 billion (equivalent to $1.3 billion when entered into) term loan (Canadian Loan). One of our key priorities was to repay the outstanding balances from these loans prior to maturity.

In April 2010 we used funds from our escrow account to repay in full the outstanding amount of the UST Loans of $4.7 billion. In addition, General Motors of Canada Limited (GMCL) repaid in full the outstanding amount of the Canadian Loan of $1.1 billion. Both loans were repaid prior to maturity.

Following the repayment of the UST Loans and the Canadian Loan, the remaining funds in an amount of $6.6 billion that were held in escrow became unrestricted. The availability of those funds is no longer subject to the conditions set forth in the UST Credit Agreement.

Brand Rationalization

We completed the sale of Saab Automobile AB (Saab) in February 2010 and are continuing the wind-down process of our Pontiac, Saturn, and HUMMER brands.

U.S. Dealer Reduction

We market vehicles worldwide through a network of independent retail dealers and distributors. As part of achieving and sustaining long-term viability and the viability of our dealer network, we determined that a reduction in the number of U.S. dealerships was necessary. At March 31, 2010 there were approximately 5,300 vehicle dealers in the U.S. compared to approximately 5,600 at

GENERAL MOTORS COMPANY AND SUBSIDIARIES

December 31, 2009. Certain dealers that had signed wind-down agreements with us have elected to file for reinstatement through a binding arbitration process. In response to the arbitration filings we offered certain dealers reinstatement contingent upon compliance with our core business criteria for operation of a dealership. Further reductions in the number of U.S. dealerships will be dependent upon the ongoing reinstatement and arbitration process, which we expect will be fundamentally resolved in 2010.

Opel/Vauxhall Restructuring Activities

In February 2010 we presented our plan for the long-term viability of our Opel/Vauxhall operations to the German government. Our plan includes funding requirement estimates of Euro 3.7 billion (equivalent to $5.1 billion) of which we plan to fund Euro 1.9 billion (equivalent to $2.6 billion) with the remaining funding from European governments. We are currently in discussions with European governments concerning funding support. We plan to invest in capital, engineering and innovative fuel efficient powertrain technologies including an extended- range electric vehicle and battery electric vehicles. Our plan also includes aggressive capacity reductions including headcount reductions and the closing of our Antwerp, Belgium facility.

The following provides an update of our restructuring activities related to our Opel/Vauxhall operations.

In the three months ended March 31, 2010 GME recorded charges of $72 million related to separation/layoff plans and an early retirement plan in Spain which will affect 1,200 employees.

In the three months ended March 31, 2010 GME recorded charges of $184 million as the legal minimum for a separation plan related to the closure of the Antwerp, Belgium facility. Negotiations for the final termination benefits were concluded in April 2010, and the total separation costs are estimated to be Euro 0.4 billion (equivalent to $0.5 billion), which affect 2,600 employees. In addition, GME and employee representatives entered into a Memorandum of Understanding whereby both parties will cooperate in a working group, led by the Flemish government, in order to find an outside investor to acquire the facility. The search will conclude at the end of September 2010. If an investor is found, the investor will determine the number of employees that it would hire. Employees who had not previously accepted termination benefits and were not hired by the purchaser of the plant would receive termination benefits. If an investor is not found, termination benefits will be offered to the remaining employees and the facility will close by December 31, 2010.

Section 136 Loans

Section 136 of the Energy Independence and Security Act of 2007 establishes an incentive program consisting of both grants and direct loans to support the development of advanced technology vehicles and associated components in the U.S. The U.S. Congress provided the U.S. Department of Energy (DOE) with $25.0 billion in funding to make direct loans to eligible applicants for the costs of re-equipping, expanding, and establishing manufacturing facilities in the United States to produce advanced technology vehicles and components for these vehicles. In October 2009 we requested an aggregate amount of $14.4 billion of Section 136 Loans. Ongoing product portfolio updates and project modifications requested from the DOE have the potential to reduce the maximum loan amount. To date, the DOE has announced that it would provide approximately $8.3 billion in Section 136 Loans to Ford Motor Company, Nissan Motor Company, Telsa Motors, Inc., Fisker Automotive, Inc., and Tenneco Inc. There can be no assurance that we will qualify for any remaining loans or receive any such loans even if we qualify.

Benefit Plan Changes

Patient Protection and Affordable Care Act

The Patient Protection and Affordable Care Act was signed into law in March 2010 and contains provisions that require all future reimbursement receipts under the Medicare Part D retiree drug subsidy program to be included in taxable income. This taxable income inclusion will not significantly affect us because effective January 1, 2010 we no longer provide actuarially equivalent prescription drug coverage to post-age 65 Medicare-eligible participants and we have a full valuation allowance against our net deferred tax assets in the U.S. We have assessed the other provisions of this new law, based on information known at this time, and we believe that the new law will not have a significant effect on our consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Effect of Fresh-Start Reporting

The application of fresh-start reporting significantly affected certain assets, liabilities, and expenses. As a result, certain financial information at and in the three months ended March 31, 2010 is not comparable to Old GM’s financial information. Total net sales and revenue was not significantly affected by fresh-start reporting and facilitates a comparison to combined vehicle sales data. Refer to Note 2 to the condensed consolidated financial statements for additional information on fresh-start reporting.

Because our and Old GM’s financial information is not comparable, we are providing additional financial metrics for the periods presented in addition to disclosures concerning significant transactions and trends at March 31, 2010 and in the periods presented.

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

Consolidated Results of Operations

(Dollars in millions)

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net sales and revenue	$31,476	$22,431

Costs and expenses
Cost of sales	27,591	24,611
Selling, general and administrative expense	2,684	2,497
Other expenses, net	46	985

Total costs and expenses	30,321	28,093

Operating income (loss)	1,155	(5,662)
Equity in loss of GMAC	—	(500)
Interest expense	(337)	(1,230)
Interest income and other non-operating income, net	485	425
Gain (loss) on extinguishment of debt	(1)	906

Income (loss) before income taxes and equity income	1,302	(6,061)
Income tax expense (benefit)	509	(114)
Equity income, net of tax	403	48

Net income (loss)	1,196	(5,899)
Less: Net income attributable to noncontrolling interests	128	76

Net income (loss) attributable to stockholders	1,068	(5,975)
Less: Cumulative dividends on preferred stock	203	—

Net income (loss) attributable to common stockholders	$865	$(5,975)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Production Volume (a)(b)(c)
GMNA	668	371
GMIO	1,060	692
GME	357	267

Worldwide	2,085	1,330

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Includes Shanghai General Motors Co., Ltd. (SGM), SAIC-GM-Wuling Automobile Co., Ltd. (SGMW), FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM) and SAIC GM Investment Ltd. (HKJV) joint venture production.

(c)	Ownership of 34% in SGMW and 50% in FAW-GM, under the joint venture agreements, allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM production volume in China.

	Successor			Predecessor
	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Industry	GM	GM as a % of Industry	Industry	Old GM	GM as a % of Industry
Vehicle Sales (a)(b)(c)
GMNA (d)	3,169	563	17.8%	2,788	501	18.0%
GMIO (e)(f)(g)	9,973	1,030	10.3%	7,087	709	10.0%
GME (e)	4,764	405	8.5%	4,516	407	9.0%

Worldwide (e)	17,906	1,998	11.2%	14,391	1,617	11.2%

(a)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(b)	Includes Saab vehicle sales data through February 2010.

(c)	Vehicle sales data may include rounding differences.

(d)	Vehicle sales represent sales to the ultimate customer.

(e)	Vehicle sales primarily represent estimated sales to the ultimate customer.

(f)	Includes SGM, SGMW, FAW-GM and HKJV joint venture sales.

(g)	Ownership of 34% in SGMW and 50% in FAW-GM under the joint venture agreements allows for significant rights as a member as well as contractual rights to report SGMW and FAW-GM vehicle sales in China as a part of global market share.

Reconciliation of Segment Results

Management believes earnings before interest and taxes (EBIT) provides meaningful supplemental information regarding our operating results because it excludes amounts that management does not consider part of operating results when assessing and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

measuring the operational and financial performance of the organization. Management believes these measures allow it to readily view operating trends, perform analytical comparisons, benchmark performance among geographic regions and assess whether our plan to return to profitability is on target. Accordingly, we believe EBIT is useful in allowing for greater transparency of our core operations and it is therefore used by management in its financial and operational decision-making.

While management believes that EBIT provides useful information, it is not an operating measure under U.S. GAAP and there are limitations associated with its use. Our calculation of EBIT may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of EBIT has limitations and should not be considered in isolation from, or as a substitute for, other measures such as Net income (loss) or Net income (loss) attributable to common stockholders. Due to these limitations, EBIT is used as a supplement to U.S. GAAP measures.

The following table summarizes the reconciliation of Earnings (loss) before interest and taxes to Net income (loss) attributable to stockholders for each of our operating segments (dollars in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Operating segments
GMNA (a)	$1,218	$(3,426)
GMIO (a)	1,194	(1)
GME (a)	(506)	(1,989)

Total operating segments	1,906	(5,416)
Corporate and eliminations	(82)	471

Earnings (loss) before interest and taxes	1,824	(4,945)
Interest income	90	86
Interest expense	337	1,230
Income tax expense (benefit)	509	(114)

Net income (loss) attributable to stockholders	$1,068	$(5,975)

(a)	Interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our operating segments between Earnings (loss) attributable to stockholders before interest and taxes and Net income (loss) attributable to stockholders.

Three Months Ended March 31, 2010 and 2009

(Dollars in millions)

Total Net Sales and Revenue

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Three Months Ended 2010 vs. 2009 Change
Total net sales and revenue	$31,476	$22,431	$9,045	40.3%

In the three months ended March 31, 2010 Total net sales and revenue increased by $9.0 billion (or 40.3%), primarily due to:

GMNA

•	Increased volumes of $6.0 billion due to an improving economy;

•	Favorable pricing of $1.7 billion;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Favorable mix of $0.3 billion due to increased crossover and truck sales; partially offset by

•	A decrease of $0.7 billion related to daily car rental revenue; and

•	A decrease of $0.6 billion due to unfavorable adjustments to the accrual for residential support programs for leased vehicles.

GMIO

•	Higher wholesale volumes of $1.0 billion as a result of increased sales throughout the region;

•	Net foreign currency translation and transaction gains of $0.5 billion, primarily driven by the strengthening of major currencies such as the Korean Won and Australian Dollar versus the U.S. Dollar;

•	Favorable vehicle mix of $0.3 billion, driven by launches of new vehicle models;

•	Derivative losses of $0.2 billion that Old GM recorded in the three months ended March 31, 2009, which were primarily driven by the depreciation of the Korean Won in that period; and

•

Favorable vehicle pricing of $0.2 billion, primarily related to newly launched vehicles at GM Daewoo Auto & Technology Co. (GM Daewoo) and in Venezuela to offset the devaluation caused by high inflation rate currently being experienced.

GME

•	Net foreign currency translation gains of $0.4 billion, driven primarily by the strengthening of the Euro and British Pound versus the U.S. Dollar;

•	Higher wholesale volumes of $0.2 billion;

•	Favorable vehicle pricing of $0.2 billion due to price increases throughout Europe; partially offset by

•	Unfavorable vehicle mix of $0.2 billion primarily due to shift in sales from Germany to southern European countries;

•	Decreased sales revenue from Saab of $0.2 billion due to the sale of Saab in February 2010; and

•	Decreased revenue of $0.2 billion from lower volumes of remarketing fleet vehicles.

Corporate

•	Decreased lease financing revenue of $0.1 billion related to the liquidation of the portfolio of automotive retail leases.

In the three months ended March 31, 2010 vehicle sales volumes increased most significantly in the United States where vehicle sales increased by 64,000 vehicles (or 15.6%), in Brazil where wholesale volumes increased by 45,000 vehicles (or 35.7%), and GM Daewoo where wholesale volumes increased by 20,000 vehicles (or 13.6%).

Cost of Sales

	Successor		Predecessor
	Three Months Ended March 31, 2010	Percentage of Total net sales and revenue	Three Months Ended March 31, 2009	Percentage of Total net sales and revenue
Cost of sales	$27,591	87.7%	$24,611	109.7%
Gross margin	$3,885	12.3%	$(2,180)	(9.7)%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM

In the three months ended March 31, 2010 Cost of sales included:

GMNA

•	Foreign currency translation losses of $0.3 billion driven by the strengthening of the Canadian Dollar versus the U.S. Dollar; and

•

Favorable adjustments of $0.1 billion to restructuring reserves due to increased production capacity utilization, which resulted in the recall of idled employees to fill added shifts at multiple U.S. production sites.

GME

•	Restructuring charges of $0.3 billion to reduce our European footprint, primarily related to separation programs announced in Belgium and Spain.

Old GM

In the three months ended March 31, 2009 Cost of sales included:

GMNA

•

Charges of $0.4 billion related to pension expense due to actuarial losses from lower asset returns, partially offset by lower ongoing postemployment benefit expenses from the elimination of post-65 benefits;

•

Favorable adjustments of $0.3 billion primarily related to the suspension of the JOBS Program, Old GM’s job security provision in the collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) to continue paying idled employees certain wages and benefits;

•

Postemployment benefit costs in the U.S. of $0.3 billion related to 7,000 employees participating in the 2009 Special Attrition Program, which offered cash and other incentives for eligible UAW-represented employees who elected to retire or voluntarily terminate employment;

•	Incremental depreciation and amortization charges of $0.3 billion;

•	Charges of $0.3 billion related to obligations associated with the various Delphi agreements;

•	Net losses of $0.3 billion related to foreign currency exchange and commodity derivatives;

•	Charges of $0.3 billion for impairments for special tooling and product related machinery and equipment; and

•	Separation charges of $0.1 billion for a U.S. salaried severance program, which allows terminated employees to receive ongoing wages and benefits for no longer than 12 months.

GME

•	Incremental depreciation charges of $0.2 billion related to restructuring activities.

Selling, General and Administrative Expense

	Successor		Predecessor
	Three Months Ended March 31, 2010	Percentage of Total net sales and revenue	Three Months Ended March 31, 2009	Percentage of Total net sales and revenue
Selling, general and administrative expense	$2,684	8.5%	$2,497	11.1%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM

In the three months ended March 31, 2010 Selling, general and administrative expense included incentive compensation and profit sharing costs of $0.1 billion and GMNA incurred an incremental $0.2 billion related to certain promotional campaigns and the launch of new vehicles.

Old GM

In the three months ended March 31, 2009 Selling, general and administrative expense was affected by the cancellation of certain sales and promotion contracts, overall reductions in the advertising and marketing budgets, and lower ongoing administrative expenses in GMNA due to cost savings initiatives and salaried headcount reductions.

Other Expenses, net

	Successor		Predecessor
	Three Months Ended March 31, 2010	Percentage of Total net sales and revenue	Three Months Ended March 31, 2009	Percentage of Total net sales and revenue
Other expenses, net	$46	0.1%	$985	4.4%

GM

In the three months ended March 31, 2010 Other expenses, net primarily consisted of ongoing expenses related to our portfolio of automotive retail leases.

Old GM

In the three months ended March 31, 2009 Other expenses, net included charges of $0.8 billion related to the deconsolidation of Saab. Saab filed for reorganization protection under the laws of Sweden in February 2009.

Interest Expense

	Successor		Predecessor
	Three Months Ended March 31, 2010	Percentage of Total net sales and revenue	Three Months Ended March 31, 2009	Percentage of Total net sales and revenue
Interest expense	$(337)	(1.1)%	$(1,230)	(5.5)%

GM

In the three months ended March 31, 2010 Interest expense, net primarily related to interest expense on the UST Loans of $0.1 billion and GMIO debt of $0.1 billion.

Old GM

In the three months ended March 31, 2009 Interest expense, net primarily related to: (1) interest expense on the UST Loan Facility and other debt owed to the UST, unsecured bonds, secured revolver and other facilities of $0.7 billion; (2) amortization of discounts related to the UST Loan Facility of $0.3 billion; and (3) interest expense on GMIO debt of $0.1 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Interest Income and Other Non-Operating Income, net

	Successor		Predecessor
	Three Months Ended March 31, 2010	Percentage of Total net sales and revenue	Three Months Ended March 31, 2009	Percentage of Total net sales and revenue
Interest income and other non-operating income, net	$485	1.5%	$425	1.9%

GM

In the three months ended March 31, 2010 Interest income and other non-operating income, net included a gain of $0.1 billion on the sale of Saab and gains of $0.1 billion primarily related to foreign currency exchange derivatives.

Old GM

In the three months ended March 31, 2009 Interest income and other non-operating income, net included: (1) gains of $0.1 billion related to foreign currency exchange derivatives; and (2) a gain of $0.1 billion on a warrant that Old GM issued to the UST in connection with the UST Loan Agreement.

Gain (Loss) on Extinguishment of Debt

Old GM

In the three months ended March 31, 2009 Gain (loss) on extinguishment of debt included a gain on extinguishment of debt of $0.9 billion related to an amendment made to Old GM’s U.S. term loan in March 2009.

Income Tax Expense (Benefit)

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Income tax expense (benefit)	$509	$(114)

GM

In the three months ended March 31, 2010 Income tax expense primarily related to income tax provisions for profitable entities and a taxable foreign exchange gain in Venezuela.

Old GM

In the three months ended March 31, 2009 Income tax benefit primarily related to intraperiod tax allocation and other discrete items offset by income tax provisions for profitable entities.

Equity Income, net of tax

	Successor		Predecessor
	Three Months Ended March 31, 2010	Percentage of Total net sales and revenue	Three Months Ended March 31, 2009	Percentage of Total net sales and revenue
SGM and SGMW	$356	1.1%	$105	0.5%
Other equity interests	47	0.1%	(57)	(0.3)%

Total equity income, net of tax	$403	1.3%	$48	0.2%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM

In the three months ended March 31, 2010 Equity income, net of tax included equity income of $0.4 billion from our joint ventures in China, including $0.3 billion at SGM and $49 million at SGMW.

Old GM

In the three months ended March 31, 2009 Equity income, net of tax included equity income of $0.1 billion for SGM and SGMW, which was partially offset by equity losses of $56 million related to Old GM’s investments in New United Motor Manufacturing, Inc. and CAMI Automotive, Inc.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Changes in Consolidated Financial Condition

(Dollars in millions, except share amounts)

	Successor
	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$23,310	$22,679
Marketable securities	153	134

Total cash, cash equivalents and marketable securities	23,463	22,813
Restricted cash	12,741	13,917
Accounts and notes receivable (net of allowance of $188 and $250)	8,694	7,518
Inventories	11,192	10,107
Assets held for sale	60	388
Equipment on operating leases, net	2,319	2,727
Other current assets and deferred income taxes	1,888	1,777

Total current assets	60,357	59,247
Non-Current Assets
Equity in net assets of nonconsolidated affiliates	8,430	7,936
Assets held for sale	—	530
Property, net	18,432	18,687
Goodwill	30,487	30,672
Intangible assets, net	13,690	14,547
Other assets	4,625	4,676

Total non-current assets	75,664	77,048

Total Assets	$136,021	$136,295

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable (principally trade)	$20,450	$18,725
Short-term debt and current portion of long-term debt (including debt at GM Daewoo of $1,308 at March 31, 2010)	8,773	10,221
Liabilities held for sale	60	355
Accrued expenses (including derivative liabilities at GM Daewoo of $339 at March 31, 2010)	22,755	23,134

Total current liabilities	52,038	52,435
Non-Current Liabilities
Long-term debt (including debt at GM Daewoo of $740 at March 31, 2010)	5,401	5,562
Liabilities held for sale	—	270
Postretirement benefits other than pensions	8,794	8,708
Pensions	26,492	27,086
Other liabilities and deferred income taxes	13,245	13,279

Total non-current liabilities	53,932	54,905

Total Liabilities	105,970	107,340
Commitments and contingencies
Preferred stock, $0.01 par value, (1,000,000,000 shares authorized, 360,000,000 shares issued and outstanding (each with a $25.00 liquidation preference) at March 31, 2010 and December 31, 2009)	6,998	6,998
Equity
Common stock, $0.01 par value, (2,500,000,000 shares authorized, 500,000,000 shares issued and outstanding at March 31, 2010 and December 31, 2009)	5	5
Capital surplus (principally additional paid-in capital)	24,050	24,050
Accumulated deficit	(3,529)	(4,394)
Accumulated other comprehensive income	1,713	1,588

Total stockholders’ equity	22,239	21,249
Noncontrolling interests	814	708

Total equity	23,053	21,957

Total Liabilities and Equity	$136,021	$136,295

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Liquidity Measures

	Successor
	March 31, 2010	December 31, 2009
Current ratio (a)	1.16	1.13
Days sales outstanding (b)	21	17
Inventory turnover (b)	2.36	2.54
Days payable outstanding (b)	64	54

(a)	This measurement shows the relationship of current assets to current liabilities at March 31, 2010 and December 31, 2009.

(b)	These measurements show the relationship of the applicable sales or cost of sales activity and the related average balance carried in the three months ended March 31, 2010 and December 31, 2009.

Current Assets

At March 31, 2010 Restricted cash of $12.7 billion decreased by $1.2 billion (or 8.5%), primarily due to the release of cash that we used to make our payments of $1.2 billion on the UST Loans and Canadian Loan in March 2010.

At March 31, 2010 Accounts and notes receivable of $8.7 billion increased by $1.2 billion (or 15.6%), largely due to higher sales in North America and at GM Daewoo.

At March 31, 2010 Inventories of $11.2 billion increased by $1.1 billion (or 10.7%) primarily due to higher production resulting from increased demand for our products.

At March 31, 2010 Assets held for sale decreased by $0.3 billion (or 84.5%) due to a decrease of $0.4 billion related to the sale of Saab in February 2010, partially offset by an increase of $60 million related to Saab’s U.K. sales company (Saab GB). Saab GB’s assets include cash, inventory and receivables. The sales transaction related to Saab GB is expected to close in the three months ending June 30, 2010.

At March 31, 2010 Equipment on operating leases, net of $2.3 billion decreased by $0.4 billion (or 15.0%) due to the continued liquidation of our portfolio of automotive retail leases. In the three months ended March 31, 2010 vehicles leased through the automotive retail portfolio were reduced by 12,000 vehicles and vehicles leased to U.S. daily rental car companies were reduced by 9,000 vehicles.

At March 31, 2010 Other current assets and deferred income taxes of $1.9 billion increased by $0.1 billion (or 6.2%) primarily due to an increase in deferred tax benefits related to entities in jurisdictions where we have not established valuation allowances.

Non-Current Assets

At March 31, 2010 Equity in net assets of nonconsolidated affiliates of $8.4 billion increased by $0.5 billion (or 6.2%), primarily due to: (1) equity income of $0.4 billion in the three months ended March 31, 2010; and (2) an investment of $0.2 billion in the HKJV joint venture; partially offset by (3) a decrease of $0.1 billion related to the sale of a 1% ownership interest in SGM to SAIC.

At March 31, 2010 Assets held for sale were reduced to $0 due to the sale of certain of our India operations (India Operations) in February 2010.

At March 31, 2010 Property, net of $18.4 billion decreased by $0.3 billion (or 1.4%) primarily due to depreciation of $0.9 billion and foreign currency translation of $0.2 billion, partially offset by capital spending of $0.9 billion.

At March 31, 2010 Goodwill of $30.5 billion decreased by $0.2 billion (or 0.6%) due to foreign currency translation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At March 31, 2010 Intangible assets, net of $13.7 billion decreased by $0.9 billion (or 5.9%) primarily due to amortization of $0.7 billion and foreign currency translation of $0.1 billion.

At March 31, 2010 Other assets of $4.6 billion decreased by $51 million (or 1.1%), primarily due to a reclassification of restricted cash from long-term to short-term of $0.2 billion and a decrease in deferred income taxes of $0.1 billion, partially offset by a note receivable of $0.2 billion that we received in connection with the sale of our India Operations.

Current Liabilities

At March 31, 2010 Accounts payable of $20.5 billion increased by $1.7 billion (or 9.2%) primarily due to increased production volumes that resulted in an increase in Accounts payable of $1.2 billion, the consolidation of GM Egypt’s Accounts payable of $0.2 billion in connection with our adoption of amendments to ASC 810-10 in January 2010, and the timing of payments in GMIO that resulted in higher Accounts payable balances of $0.2 billion.

At March 31, 2010 Short-term debt and current portion of long-term debt of $8.8 billion decreased by $1.4 billion (or 14.2%), primarily due to our payments of $1.0 billion and $0.2 billion on the UST Loans and Canadian Loan in March 2010.

At March 31, 2010 Liabilities held for sale decreased by $0.3 billion (or 83.1%) due to a decrease of $0.4 billion related to the sale of Saab in February 2010, partially offset by an increase of $60 million related to Saab GB. Saab GB’s liabilities primarily include accounts payable.

At March 31, 2010 Accrued expenses of $22.8 billion decreased by $0.4 billion (or 1.6%). The change in Accrued expenses was primarily related to lower deposits from rental car companies and policy, product warranty and recall campaigns of $0.7 billion, partially offset by an increase in accruals for income and other taxes.

Non-Current Liabilities

At March 31, 2010 Long-term debt of $5.4 billion decreased by $0.2 billion (or 2.9%) primarily due to a reclassification from long-term to short-term of $0.1 billion and the payment of a long-term loan of $50 million.

At March 31, 2010 Liabilities held for sale were reduced to $0 due to the sale of our India Operations in February 2010.

At March 31, 2010 Postretirement benefits other than pensions obligation of $8.8 billion increased by $0.1 billion (or 1.0%) primarily due to foreign currency translation.

At March 31, 2010 our Pensions obligation of $26.5 billion decreased by $0.6 billion (or 2.2%) due to pension contributions of $0.2 billion and foreign currency translation of $0.4 billion.

Further information on each of our businesses and geographic segments is subsequently discussed.

Segment Results of Operations

GM North America

(Dollars in millions)

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Total net sales and revenue	$19,286	$12,319
Earnings (loss) before interest and income taxes	$1,218	$(3,426)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Production Volume (a)
Cars	244	116
Trucks	424	255

Total	668	371

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

	Successor			Predecessor
	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Industry	GM	GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a)(b)(c)(d)
Total GMNA	3,169	563	17.8%	2,788	501	18.0%
Total U.S.	2,588	477	18.4%	2,246	413	18.4%
U.S. — Cars	1,284	190	14.8%	1,090	167	15.3%
U.S. — Trucks	1,304	287	22.0%	1,156	246	21.3%
Canada	332	48	14.5%	290	51	17.5%
Mexico	194	36	18.8%	200	35	17.6%

(a)	Vehicle sales represent sales to the ultimate customer.

(b)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(c)	Includes Saab vehicle sales data through February 2010.

(d)	Vehicle sales data may include rounding differences.

Three Months Ended March 31, 2010 and 2009

(Dollars in millions)

Total Net Sales and Revenue

	Successor	Predecessor	Three Months Ended March 31, 2010 vs. 2009 Change
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Total net sales and revenue	$19,286	$12,319	$6,967	56.6%

In the three months ended March 31, 2010 economic and industry factors continued to be challenging but they have improved compared to the corresponding period in 2009. In the three months ended March 31, 2010 our vehicle sales in the United States increased by 64,000 vehicles (or 15.6%), our United States market share was 18.4%, our vehicle sales in Canada decreased by 3,000 vehicles (or 5.0%) and our vehicle sales in Mexico increased by 1,000 vehicles (or 3.2%).

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2010 Total net sales and revenue increased by $7.0 billion (or 56.6%), primarily due to: (1) increased volumes of $6.0 billion due to an improving economy; (2) favorable pricing of $1.7 billion; and (3) favorable mix of $0.3 billion due to increased crossover and truck sales. These increases were partially offset by: (1) a decrease of $0.7 billion related to daily rental car revenue; and (2) a decrease of $0.6 billion due to unfavorable adjustments to the accrual for residual support programs for leased vehicles.

Earnings (Loss) Before Interest and Income Taxes

In the three months ended March 31, 2010 EBIT was income of $1.2 billion driven by higher revenues. In the three months ended March 31, 2009 EBIT was a loss of $3.4 billion.

Cost and expenses includes both fixed costs as well as costs which generally vary with production levels. In the three months ended March 31, 2010 certain fixed costs, primarily labor related, have continued to decrease in relation to historical levels primarily due to various separation and other programs implemented in 2009 in order to reduce labor costs as subsequently discussed. In the three months ended March 31, 2009, Old GM’s sales volumes were at historically low levels and Cost of sales exceeded Total net sales and revenue by $2.1 billion.

In the three months ended March 31, 2010 results included the following:

•	Foreign currency translation losses of $0.3 billion driven by the strengthening of the Canadian Dollar versus the U.S. Dollar; and

•

Favorable adjustments of $0.1 billion to restructuring reserves due to increased production capacity utilization, which resulted in the recall of idled employees to fill added shifts at multiple U.S. production sites.

In the three months ended March 31, 2009 results included the following:

•

Charges of $0.4 billion related to pension expense due to actuarial losses from lower asset returns, partially offset by lower ongoing postemployment benefit expenses from the elimination of post-65 benefits;

•	Favorable adjustments of $0.3 billion primarily related to the suspension of the JOBS Program;

•	Postemployment benefit costs in the U.S. of $0.3 billion related to 7,000 employees participating in the 2009 Special Attrition Program;

•	Incremental depreciation and amortization of $0.3 billion;

•	Charges of $0.3 billion related to obligations associated with various Delphi agreements;

•	Net losses of $0.3 billion related to foreign currency exchange and commodity derivatives;

•	Charges of $0.3 billion for impairments for special tooling and product related machinery and equipment; and

•	Separation charges of $0.1 billion for a U.S. salaried severance program, which allows terminated employees to receive ongoing wages and benefits for no longer than 12 months.

GM International Operations

(Dollars in millions)

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Total net sales and revenue	$8,053	$5,725
Earnings (loss) before interest and income taxes	$1,194	$(1)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Production Volume (a)(b)(c)	1,060	692

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Includes SGM, SGMW, FAW-GM and HKJV joint venture production.

(c)	Ownership of 34% in SGMW and 50% in FAW-GM under the joint venture agreements, allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM production volume in China.

	Successor			Predecessor
	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Industry	GM	GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a)(b)(c)
Total GMIO	9,973	1,030	10.3%	7,087	709	10.0%
China (d)(e)	4,601	623	13.5%	2,677	364	13.6%
Brazil	788	156	19.9%	668	123	18.5%
Australia	252	33	13.3%	213	27	12.8%
India (f)	757	32	4.2%	543	14	2.5%
Argentina	180	31	17.1%	155	23	14.9%
South Korea (g)	369	27	7.3%	269	19	7.0%
Middle East Operations	281	26	9.2%	253	26	10.3%
Colombia	50	17	34.1%	45	18	40.1%
Egypt	57	15	26.8%	39	11	29.1%
Venezuela	28	13	45.6%	49	23	46.4%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer.

(b)	Vehicle sales data may include rounding differences.

(c)	Includes Saab vehicle sales data through February 2010.

(d)	Includes SGM, SGMW and FAW-GM joint venture sales.

(e)	Ownership of 34% in SGMW and 50% in FAW-GM under the joint venture agreements, allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM vehicle sales in China as part of global market share. SGMW and FAW-GM sales in China included in our vehicle sales and market share data was 362,000 vehicles in the three months ended March 31, 2010. SGMW and FAW-GM sales in China included in Old GM’s vehicle sales and market share data was 231,000 vehicles in the three months ended March 31, 2009.

(f)	Includes HKJV joint venture sales.

(g)	Vehicle sales and market share data from sales of GM Daewoo produced Chevrolet brand products in Europe are reported as part of GME. Our sales of GM Daewoo produced Chevrolet brand products in Europe was 75,000 vehicles in the three months ended March 31, 2010. Old GM sales of GM Daewoo produced Chevrolet brand products in Europe was 83,000 vehicles in the three months ended March 31, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Three Months Ended March 31, 2010 and 2009

(Dollars in millions)

Total Net Sales and Revenue

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Three Months Ended 2010 vs. 2009 Change
Total net sales and revenue	$8,053	$5,725	$2,328	40.7%

In the three months ended March 31, 2010 Total net sales and revenue increased by $2.3 billion (or 40.7%) primarily due to: (1) higher wholesale volumes of $1.0 billion as a result of increased sales throughout the region; (2) net foreign currency translation and transaction gains of $0.5 billion, primarily driven by the strengthening of local major currencies such as the Korean Won and Australian Dollar versus the U.S. Dollar; (3) favorable vehicle mix of $0.3 billion driven by launches of new vehicle models; (4) favorable pricing effect of $0.1 billion at GM Daewoo on newly launched vehicles and $0.1 billion in Venezuela to offset the devaluation caused by high inflation rate currently being experienced; and (5) derivative losses of $0.2 billion that Old GM recorded in the three months ended March 31, 2009, which were primarily driven by the depreciation of the Korean Won in that period. Subsequent to July 10, 2009, all gains and losses on nondesignated derivatives were recorded in Interest income and other non-operating income, net.

Our revenue increased most significantly in Brazil and at GM Daewoo, primarily driven by a market recovery as well as a continuing effect of government incentive programs to lower interest rates and provide credit to customers, where wholesale volumes increased by 45,000 vehicles (or 35.7%) and 20,000 vehicles (or 13.6%).

The increase in vehicle sales related to our China joint ventures is not reflected in Total net sales and revenue as China joint venture revenue is not consolidated in our financial results.

Earnings (Loss) Before Interest and Income Taxes

In the three months ended March 31, 2010 EBIT was income of $1.2 billion. In the three months ended March 31, 2009 EBIT was a loss of $1 million.

In the three months ended March 31, 2010 results included the following:

•	Favorable operating results of $0.7 billion from business units throughout the region primarily resulting from increased sales volume driven by market recovery and price increases;

•	Equity income of $0.4 billion primarily from China joint ventures; and

•	Favorable fair value adjustments of derivative assets and liabilities of $0.1 billion primarily at GM Daewoo.

In January 2010 the Venezuelan government announced that the official fixed exchange rate of 2.15 Bolivar Fuerte (BsF) to $1.00 would be changed to a dual rate system that includes a 2.60 BsF to $1.00 essentials rate for food, technology and heavy machine importers and a 4.30 BsF to $1.00 non-essentials rate for all others. This devaluation required remeasurement of our Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities. We used a rate of 4.30 BsF to $1.00 to determine the remeasurement, which resulted in a charge of $25 million recorded in Cost of sales in the three months ended March 31, 2010.

In the three months ended March 31, 2009 results included the following:

•	Equity income of $110 million primarily from China joint ventures;

•	Unfavorable fair value adjustment of derivative assets and liabilities of $0.1 billion primarily at GM Daewoo;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Incremental depreciation and tooling impairments of $28 million;

•	Separation costs and revisions to estimates of $41 million primarily related to South America and South Africa; and

•	Unfavorable foreign currency transaction losses of $66 million primarily due to purchases of U.S. Dollars on the parallel market in Venezuela.

GM Europe

(Dollars in millions)

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Total net sales and revenue	$5,501	$5,318
Loss before interest and income taxes	$(506)	$(1,989)

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Production Volume (a)	357	267

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

	Successor			Predecessor
	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Industry	GM	GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a)(b)(c)(d)
Total GME	4,764	405	8.5%	4,516	407	9.0%
United Kingdom	675	80	11.8%	540	80	14.7%
Germany	729	59	8.2%	927	80	8.7%
Italy	727	51	7.0%	592	48	8.2%
Spain	320	30	9.4%	228	19	8.2%
Russia	304	27	8.8%	398	43	10.8%
France	705	27	3.9%	613	23	3.7%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer.

(b)	The financial results from sales of GM Daewoo produced Chevrolet brand products are reported as part of GMIO. Our sales of GM Daewoo produced Chevrolet brand products included in vehicle sales and market share data was 75,000 vehicles in the three months ended March 31, 2010. Old GM sales of GM Daewoo produced Chevrolet brand products included in vehicle sales and market share data was 83,000 vehicles in the three months ended March 31, 2009.

(c)	Includes Saab vehicle sales data through February 2010.

(d)	Vehicle sales data may include rounding differences.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Three Months Ended March 31, 2010 and 2009

(Dollars in millions)

Total Net Sales and Revenue

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Three Months Ended 2010 vs. 2009 Change
Total net sales and revenue	$5,501	$5,318	$183	3.4%

In the three months ended March 31, 2010 Total net sales and revenue increased by $0.2 billion (or 3.4%) due to: (1) net foreign currency translation gains of $0.4 billion, driven primarily by the strengthening of the Euro and British Pound versus the U.S. Dollar; (2) higher wholesale volumes of $0.2 billion; (3) favorable vehicle pricing of $0.2 billion due to price increases throughout Europe; partially offset by (4) unfavorable vehicle mix of $0.2 billion primarily due to shift in sales from Germany to southern European countries; (5) decreased sales revenue from Saab of $0.2 billion due to the sale of Saab in February 2010; and (6) decreased revenue of $0.2 billion from lower volumes of remarketing fleet vehicles.

In line with the industry trends previously noted, our revenue increased primarily due to wholesale volume increases of 5,000 vehicles (or 1.6%). Wholesale volumes increased in southern European countries by 31,000 vehicles (or 55.6%) and commercial vehicle sales through our partnership with other manufacturers increased by 5,000 vehicles, which was partially offset with decreased wholesale volumes in Germany of 31,000 vehicles (or 39.6%).

Loss Before Interest and Income Taxes

In the three months ended March 31, 2010 EBIT was a loss of $0.5 billion. In the three months ended March 31, 2009 EBIT was a loss of $2.0 billion.

In the three months ended March 31, 2010 results included the following:

•	Restructuring charges of $0.3 billion to reduce our European footprint, primarily for separation programs announced in Belgium and Spain.

In the three months ended March 31, 2009 results included the following:

•	Other expenses, net included charges of $0.8 billion related to the deconsolidation of Saab, which filed for reorganization protection under the laws of Sweden in February 2009;

•	Operating losses related to Saab of $0.2 billion; and

•	Incremental depreciation charges of $0.2 billion related to restructuring activities.

Corporate Results of Operations

(Dollars in millions)

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Total net sales and revenue	$54	$199
Net loss attributable to stockholders	$(851)	$(582)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Three months ended March 31, 2010 and 2009

(Dollars in millions)

Total Net Sales and Revenue

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Three Months Ended 2010 vs. 2009 Change
Total net sales and revenue	$54	$199	$(145)	(72.9)%

In the three months ended March 31, 2010 Total net sales and revenue decreased by $0.1 billion (or 72.9%) due primarily to decreased lease financing revenue related to the liquidation of the portfolio of automotive retail leases. Average outstanding automotive retail leases on-hand for GM and Old GM were 18,000 and 122,000 for the three months ended March 31, 2010 and 2009.

Net Loss Attributable to Stockholders

In the three months ended March 31, 2010 Net loss attributable to stockholders was $0.9 billion. In the three months ended March 31, 2009 Net loss attributable to stockholders was $0.6 billion.

In the three months ended March 31, 2010 results included the following:

•	Interest expense of $0.3 billion primarily related to interest expense on the UST Loans of $0.1 billion and GMIO debt of $0.1 billion; and

•	Income tax expense of $0.5 billion primarily related to income tax provisions for profitable entities and a taxable foreign exchange gain in Venezuela.

In the three months ended March 31, 2009 results included the following:

•

Interest expense of $1.2 billion primarily related to interest expense on the UST Loan Facility and other debt owed to the UST, unsecured bonds, secured revolver and other facilities of $0.7 billion, amortization of discounts related to the UST Loan Facility of $0.3 billion and interest expense on GMIO debt of $0.1 billion;

•	Old GM’s proportionate share of GMAC’s loss from operations of $0.5 billion;

•	Gain on extinguishment of debt of $0.9 billion related to an amendment to Old GM’s term loan; and

•	Income tax benefit of $0.1 billion primarily related to intraperiod tax allocation and other discrete items offset by income tax provisions of profitable entities.

Liquidity and Capital Resources

We believe that our current level of cash and restricted cash will be sufficient to meet our liquidity needs. However, we expect to have substantial cash requirements going forward. Our known material future uses of cash include, among other possible demands:

•	Spending to implement long-term cost savings and restructuring plans such as restructuring our Opel/Vauxhall operations and potential capacity reduction programs;

•	Continuing capital expenditures;

•	Repayment of the VEBA Notes that we issued under the VEBA Note Agreement with the UAW Retiree Medical Benefits Trust (New VEBA) and GM Daewoo’s revolving credit facility;

•	Other debt payments; and

•	Pension payments.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” sections of our 2009 Form 10-K and this report, some of which are outside our control. Macro-economic conditions could limit our ability to successfully execute our business plans and, therefore, adversely affect our liquidity plans.

Available Liquidity

Available liquidity includes cash balances and marketable securities. At March 31, 2010 available liquidity was $23.5 billion, not including funds available under credit facilities of $671 million or in the UST Credit Agreement and Canadian Health Care Trust (HCT) escrow accounts of $12.3 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

At March 31, 2010 we had substantially completed the process of changing our payment terms for the majority of our direct material, service parts and logistics suppliers from payments to be made on the second day after the second month end based on the date of purchase, which averages 47 day payment terms, to weekly payments. This change did not affect the average of 47 days that accounts payable are outstanding, but it did reduce volatility with respect to our intra-month liquidity and reduced our cash balances and liquidity at each month end. The change to weekly payment terms results in a better match between the timing of our receipt and disbursement of cash, which reduces volatility in our cash balances and lowers our minimum cash operating requirements. The effect of this change on cash balances for any particular month end will vary based on production mix and volume. We estimated that this change reduced our cash balances at March 31, 2010 by approximately $2.1 billion to $2.3 billion for suppliers then subject to the revised payment terms.

We manage our global liquidity using cash investments in the U.S., the remaining unrestricted funds from the UST Credit Agreement and HCT escrow accounts, cash held at our international treasury centers and available liquidity at consolidated overseas subsidiaries. The following table summarizes global liquidity (dollars in millions):

	Successor
	March 31, 2010	December 31, 2009
Cash and cash equivalents	$23,310	$22,679
Marketable securities	153	134

Available liquidity	23,463	22,813
Available under credit facilities	671	618

Total available liquidity	24,134	23,431
UST Credit Agreement and HCT escrow accounts (a)	12,272	13,430

Total liquidity including UST Credit Agreement and HCT escrow accounts	$36,406	$36,861

(a)	Classified as restricted cash. Refer to Note 11 to the condensed consolidated financial statements.

Total available liquidity increased by $0.7 billion in the three months ended March 31, 2010 primarily due to positive cash flows from operating activities of $1.7 billion and investing activities of $0.6 billion, which were partially offset by negative cash flows from financing activities of $1.7 billion.

Credit Facilities

At March 31, 2010 we had committed credit facilities of $2.1 billion, under which we had borrowed $1.9 billion leaving $220 million available. Of these committed credit facilities GM Daewoo held $1.2 billion and other entities held $0.9 billion. In addition, at March 31, 2010 we had uncommitted credit facilities of $0.5 billion, under which we had borrowed $45 million leaving $451 million available. Uncommitted credit facilities include lines of credit, which are available to us, but under which the lenders have no legal obligation to provide funding upon our request. We and our subsidiaries use credit facilities to fund working capital needs, product programs, facilities development and other general corporate purposes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our largest credit facility is GM Daewoo’s $1.2 billion revolving credit facility, which was established in October 2002 with a syndicate of banks. All outstanding amounts at October 2010 will convert into a term loan and are required to be paid in four equal annual installments by October 2014. Borrowings under this facility bear interest based on Korean Won denominated certificates of deposit. The average interest rate on outstanding amounts under this facility at March 31, 2010 was 5.7%. The borrowings are secured by certain GM Daewoo property, plant and equipment and are used by GM Daewoo for general corporate purposes, including working capital needs. At March 31, 2010 the facility was fully utilized with $1.2 billion outstanding. In April 2010 GM Daewoo repaid $225 million of its $1.2 billion revolving credit facility.

The balance of our credit facilities are held by geographically dispersed subsidiaries, with available capacity on the facilities primarily concentrated at a few of our subsidiaries. At March 31, 2010 GM Hong Kong had $170 million of capacity on a $200 million term facility secured by a portion of our equity interest in SGM, with an additional $200 million revolving facility secured by the same collateral set to become available in late 2010. In addition, we have $356 million of capacity on a $371 million secured term facility available to certain of our subsidiaries in Thailand over 2010 and 2011. The facilities were entered into to fund growth opportunities within GMIO and meet potential cyclical cash needs.

Restricted Cash

At March 31, 2010 we had proceeds remaining from the DIP Facility of $11.3 billion deposited in the UST Credit Agreement escrow account. In March 2010 we made payments of $1.0 billion and $194 million on the UST Loans and Canadian Loan. Upon making such payments, equivalent amounts were released to us from escrow. In April 2010 we used funds from our escrow account of $4.7 billion to repay in full the outstanding amount of the UST Loans. In addition, GMCL repaid in full the outstanding amount of the Canadian Loan of $1.1 billion. Both loans were repaid prior to maturity.

Following the repayment of the UST Loans and the Canadian Loan, the remaining funds in an amount of $6.6 billion became unrestricted. The availability of those funds is no longer subject to the conditions set forth in the UST Credit Agreement.

Pursuant to an agreement between Old GM, EDC and an escrow agent we had $986 million remaining in an escrow account at March 31, 2010 to fund certain of GMCL’s health care obligations pending the satisfaction of certain preconditions which have not yet been met.

Cash Flow

Operating Activities

In the three months ended March 31, 2010 we had positive cash flows from operating activities of $1.7 billion primarily due to: (1) net income of $1.2 billion, which included non-cash charges of $1.8 billion resulting from depreciation, impairment and amortization expense (including amortization of debt issuance costs and discounts); partially offset by (2) unfavorable changes in working capital of $0.7 billion; and (3) contributions to pension and OPEB plans of $0.6 billion. The unfavorable changes in working capital were related to increases in accounts receivables and inventories, partially offset by an increase in accounts payable.

In the three months ended March 31, 2009 Old GM had negative cash flows from operating activities of $9.4 billion primarily due to: (1) net loss of $5.9 billion, which included non-cash charges of $3.0 billion resulting from depreciation, impairment and amortization expense (including amortization of debt issuance costs and discounts); (2) a decrease in accrued liabilities of $4.1 billion; (3) unfavorable working capital of $1.9 billion due to decreases in accounts payable partially offset by a decrease in accounts receivable and inventories; and (4) contributions to pension and OPEB plans of $1.3 billion; partially offset by (5) liquidations of vehicles leased to daily rental car companies of $0.9 billion.

Investing Activities

In the three months ended March 31, 2010 we had positive cash flows from investing activities of $0.6 billion primarily due to: (1) a reduction in restricted cash of $1.2 billion related to withdrawals from the UST Credit Agreement escrow account; (2) liquidations of operating leases of $0.1 billion; and (3) an increase in cash of $0.1 billion from the consolidation of GM Egypt; partially offset by (4) capital expenditures of $0.8 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2009 Old GM had negative cash flows from investing activities of $2.3 billion primarily due to: (1) capital expenditures of $1.6 billion; and (2) investment in GMAC of $0.9 billion; partially offset by (3) liquidations of automotive retail leases of $0.3 billion.

Financing Activities

In the three months ended March 31, 2010 we had negative cash flows from financing activities of $1.7 billion primarily due to: (1) repayments on the UST Loans and Canadian Loan of $1.0 billion and $0.2 billion; (2) preferred dividend payments of $0.2 billion; (3) payments on a program announced in March 2009 to provide financial assistance to automotive suppliers (Receivables Program) of $0.2 billion; and (4) net decrease in short-term debt of $0.1 billion.

In the three months ended March 31, 2009 Old GM had positive cash flows from financing activities of $9.3 billion primarily due to: (1) proceeds from debt issued to the UST of $10.3 billion; partially offset by a decrease in Short-term debt and current portion of long-term debt of $0.9 billion.

Net Liquid Assets (Debt)

Management believes the use of net liquid assets (debt) provides meaningful supplemental information regarding our liquidity. Accordingly, we believe net liquid assets (debt) is useful in allowing for greater transparency of supplemental information used by management in its financial and operational decision making to assist in identifying resources available to meet cash requirements. Our calculation of net liquid assets (debt) may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of net liquid assets (debt) has limitations and should not be considered in isolation from, or as a substitute for, other measures such as Cash and cash equivalents and Debt. Due to these limitations, net liquid assets (debt) is used as a supplement to U.S. GAAP measures.

The following table summarizes net liquid assets (dollars in millions):

	Successor
	March 31, 2010	December 31, 2009
Cash and cash equivalents	$23,310	$22,679
Marketable securities	153	134
UST Credit Agreement and Canadian HCT escrow accounts	12,272	13,430

Total liquid assets	35,735	36,243
Short-term debt and current portion of long-term debt	(8,773)	(10,221)
Long-term debt	(5,401)	(5,562)

Net liquid assets	$21,561	$20,460

Total liquid asset balances exceeded our debt balances by $21.6 billion at March 31, 2010. This balance represented an increase of $1.1 billion in the net liquid asset balance in the three months ended March 31, 2010. The change was due to an increase of $0.7 billion in Cash and cash equivalents (as previously discussed) and Marketable securities and a decrease of $1.6 billion in Short-term and Long-term debt, partially offset by a reduction of $1.2 billion in the UST Credit Agreement escrow balance. The decrease in Short-term and Long-term debt primarily related to: (1) payment on the UST Loans of $1.0 billion; (2) payment on the Canadian Loan of $0.2 billion; and (3) repayment in full of the loans related to the Receivables Program of $0.2 billion.

Other Liquidity Issues

In connection with the 363 Sale, we assumed the obligation of the Receivables Program. At December 31, 2009 our equity contributions were $55 million and the UST had outstanding loans of $150 million to the Receivables Program. In the three months ended March 31, 2010 we repaid these loans in full. The Receivables Program was terminated in accordance with its terms in April 2010. Upon termination, we shared residual capital of $25 million in the program equally with the UST and paid a termination fee of $44 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMAC currently finances our vehicles while they are in-transit to dealers in a number of markets including the U.S. In the event GMAC significantly limits or ceases to finance in-transit vehicles, our liquidity will be adversely affected.

We have extended loan commitments to certain affiliated companies and critical business partners. These commitments can be triggered under certain conditions and expire in the years 2010, 2011 and 2014. At March 31, 2010 we had a total commitment of $700 million outstanding with no amounts loaned.

We have covenants in our VEBA Note Agreement that could limit the amount and type of additional financing that we could raise to bolster our liquidity if needed.

In the three months ended March 31, 2010 GME recorded charges of $72 million related to separation/layoff plans and an early retirement plan in Spain which will affect 1,200 employees. These charges are expected to result in future cash expenditures.

In the three months ended March 31, 2010 GME recorded charges of $184 million as the legal minimum for a separation plan related to the closure of the Antwerp, Belgium facility. Negotiations for the final termination benefits were concluded in April 2010, and the total separation costs are estimated to be Euro 0.4 billion (equivalent to $0.5 billion), which affect 2,600 employees. These charges are expected to result in future cash expenditures. In addition, GME and employee representatives entered into a Memorandum of Understanding whereby both parties will cooperate in a working group, led by the Flemish government, in order to find an outside investor to acquire the facility. The search will conclude at the end of September 2010. If an investor is found, the investor will determine the number of employees that it would hire. Employees who had not previously accepted termination benefits and were not hired by the purchaser of the plant would receive termination benefits. If an investor is not found, termination benefits will be offered to the remaining employees and the facility will close by December 31, 2010.

Non-Cash Charges (Gains)

The following table summarizes significant non-cash charges (gains) (dollars in millions):

Predecessor
Three Months Ended March 31, 2009
Impairment charges related to equipment on operating leases	$45
Long-lived asset impairment charges	327
Impairment charges related to equity and cost method investments	28
Loss (gain) on secured debt extinguishment	(906)

Total significant non-cash charges (gains)	$(506)

Defined Benefit Pension Plan Contributions

We are considering making a discretionary contribution to the U.S. hourly defined benefit pension plan. This discretionary contribution is being considered to offset the effect of the increase to the projected benefit obligation of the U.S. hourly defined benefit pension plan incurred as a result of the Delphi Benefit Guarantee Agreements being triggered as well as to possibly reduce the projected future cash funding requirements. We are currently evaluating the amount, timing, and form of assets that may be contributed.

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers’ commitments, certain product-related claims and commercial loans made by GMAC and outstanding with certain third parties excluding residual support and risk sharing related to GMAC. The maximum potential obligation under these commitments is $709 million at March 31, 2010. This amount includes a guarantee provided to GMAC in Brazil in connection with dealer floor plan financing, which is secured by an interest in certificates of deposit of $8 million purchased from GMAC to which we have title.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our current agreement with GMAC requires the repurchase of GMAC financed inventory invoiced to dealers after September 1, 2008, with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer’s sales and service agreement. Repurchase obligations exclude vehicles which are damaged, have excessive mileage or have been altered. The repurchase obligation ends in August 2010 for vehicles invoiced through August 2009 and ends in August 2011 for vehicles invoiced through August 2010.

The maximum potential amount of future payments required to be made to GMAC under this guarantee would be based on the repurchase value of total eligible vehicles financed by GMAC in dealer stock and is estimated to be $15.4 billion at March 31, 2010. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer or at auction. The fair value of the guarantee was $35 million at March 31, 2010, which considers the likelihood of dealers terminating and estimated loss exposure for the ultimate disposition of vehicles.

Refer to Note 16 to the condensed consolidated financial statements for additional information on guarantees we have provided.

Fair Value Measurements

In January 2009 Old GM adopted ASC 820-10, “Fair Value Measurements and Disclosures,” for nonfinancial assets and nonfinancial liabilities. Refer to Note 20 to the condensed consolidated financial statements for additional information regarding fair value measurements of nonfinancial assets and nonfinancial liabilities. Refer to Note 18 to the condensed consolidated financial statements for additional information regarding fair value measurements of financial assets and financial liabilities.

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

Level 3 Assets and Liabilities

At March 31, 2010 we used Level 3 inputs to measure net liabilities of $376 million (or 0.4%) of our total liabilities. These net liabilities included $23 million (or 0.1%) of the total assets, and $399 million (or 97.8%) of the total liabilities (of which $378 million were derivative liabilities) that we measured at fair value.

At March 31, 2010 net liabilities of $376 million measured using Level 3 inputs were primarily comprised of foreign currency derivatives. Foreign currency derivatives were classified as Level 3 due to an unobservable input which relates to our nonperformance risk. Given our nonperformance risk is not observable through the credit default swap market we based this measurement on an analysis of comparable industrial companies to determine the appropriate credit spread which would be applied to us by market participants. At March 31, 2010 we included a non-performance risk adjustment of $19 million in the fair value measurement of these derivatives which reflects a discount of 5.1% to the fair value before considering our credit risk. We anticipate settling these derivatives at maturity at fair value unadjusted for our nonperformance risk. Credit risk adjustments made to a derivative liability reverse as the derivative contract approaches maturity. This effect is accelerated if a contract is settled prior to maturity.

In the three months ended March 31, 2010 assets and liabilities measured using Level 3 inputs decreased $296 million from a net liability of $672 million to a net liability of $376 million primarily due to unrealized and realized gains on and the settlement of derivatives.

At December 31, 2009 we used Level 3 inputs to measure net liabilities of $672 million (or 0.6%) of our total liabilities. These net liabilities included $33 million (or 0.1%) of the total assets, and $705 million (or 98.7%) of the total liabilities (all of which were derivative liabilities) that we measured at fair value. At December 31, 2009 we also included a non-performance risk adjustment of $47 million in the fair value measurement of these derivatives which reflects a discount of 6.5% to the fair value before considering our credit risk.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

For periods presented after June 1, 2009 nonperformance risk for us and Old GM was not observable through the credit default swap market as a result of the Chapter 11 Proceedings for Old GM and the lack of traded instruments for us. As a result, foreign currency derivatives with a fair market value of $1.6 billion were transferred from Level 2 to Level 3 in the three months ended June 30, 2009.

In the three months ended March 31, 2009 Old GM determined the credit profile of certain foreign subsidiaries was equivalent to Old GM’s nonperformance risk which was observable through the credit default swap market and bond market based on prices for recent trades. Accordingly, foreign currency derivatives with a fair value of $2.1 billion were transferred from Level 3 into Level 2.

Realized gains and losses related to assets and liabilities measured using Level 3 inputs did not have a material effect on operations, liquidity or capital resources in the three months ended March 31, 2010 and 2009.

Dividends

Since our formation, we have not paid any dividends on our common stock. We have no current plans to pay any dividends on our common stock. So long as any share of our Series A Fixed Rate Cumulative Perpetual Preferred Stock (Series A Preferred Stock) remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our Series A Preferred Stock subject to exceptions such as dividends on our common stock payable solely in shares of our common stock. In addition, the VEBA Note Agreement contains certain restrictions on our ability to pay dividends, other than dividends payable solely in our shares of common stock.

In particular, the VEBA Note Agreement provides that we may not pay any such dividends on our common stock unless no default or event of default has occurred under such agreement and is continuing at the time of such payment and, immediately prior to and after giving effect to such dividend, our consolidated leverage ratio is less than 3.00 to 1.00.

Our payment of dividends in the future, if any, will be determined by our Board of Directors and will be paid out of funds legally available for that purpose.

On March 15, 2010 we paid dividends of $203 million on our Series A Preferred Stock for the period December 15, 2009 to March 14, 2010 following approval by our Board of Directors.

Employees

At March 31, 2010 we employed 205,000 employees. The following table summarizes employment by region (in thousands):

	Successor
	March 31, 2010	December 31, 2009
GMNA (a)	103	103
GMIO (b)	57	62
GME (c)(d)	45	50

Total Worldwide	205	215

United States — Salaried	26	26
United States — Hourly	52	51

(a)	Beginning with the three months ended March 31, 2010 substantially all of the 1,200 Corporate employees are included in GMNA.

(b)	Decrease in GMIO reflects a reduction of 2,400 employees due to the sale of our India Operations and the reclassification of 2,700 hourly employees to contract status.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(c)	Decrease in GME primarily reflects reduction of 3,200 employees due to the sale of Saab and reduction of 800 hourly employees in Germany.

(d)	GME hourly inactive employees are no longer included in GME’s totals. GME hourly inactive employees excluded in the three months ended March 31, 2010 and 2009 were 2,300 and 2,500 employees.

Critical Accounting Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2009 Form 10-K.

We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. We have discussed the development, selection and disclosures of our critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosures relating to these estimates. Modifications to our critical accounting estimates regarding deferred taxes are discussed below.

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. Although we are a new company, and our ability to achieve future profitability was enhanced by the cost and liability reductions that occurred as a result of the Chapter 11 Proceedings and 363 Sale, Old GM’s historic operating results remain relevant as they are reflective of the industry and the effect of economic conditions. The fundamental businesses and inherent risks in which we globally operate did not change from those in which Old GM operated. We utilize and Old GM utilized a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years. However, because a substantial portion of those cumulative losses relate to various non-recurring matters, those three-year cumulative results are adjusted for the effect of these items. In addition the near- and medium-term financial outlook is considered when assessing the need for a valuation allowance.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

•

Our ability to take actions we believe are important to our long-term strategy, including our ability to enter into certain material transactions outside of the ordinary course of business, which may be limited due to significant covenants in the VEBA Note Agreement;

•	Our ability to manage the distribution channels for our products, including our ability to consolidate our dealer network;

•	Our ability to qualify for federal funding of our advanced technology vehicle programs under Section 136 of the Energy Independence and Security Act of 2007;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	The ability of our European operations to successfully restructure and receive adequate financial support from various European governments or other sources;

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

•

Significant increases in our pension expense or projected pension contributions resulting from changes in the value of plan assets, the discount rate applied to value the pension liabilities or other assumption changes;

•	Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings; and

•	Other risks described from time to time in periodic and current reports that we file with the SEC.

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

*   *   *   *   *   *   *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since December 31, 2009. Refer to item 7A in our 2009 Form 10-K.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our management, with the participation of our Chairman and CEO and Vice Chairman and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2010. Based on this evaluation, our CEO and CFO concluded that, at that date, the disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at a reasonable assurance level because of a material weakness in internal control over financial reporting at GM as reported in our 2009 Form 10-K at December 31, 2009 that continues to exist.

Material Weakness, Remediation, and Changes in Internal Controls

The material weakness relates to controls that were not effective over the period-end financial reporting process. This ineffective process resulted in a significant number and magnitude of out-of-period adjustments to the consolidated financial statements. Specifically, controls have not been effective to ensure that accounting estimates and other adjustments were appropriately reviewed, analyzed and monitored by competent accounting staff on a timely basis. Additionally, some of the adjustments that were recorded related to account reconciliations not being performed effectively. Such a material weakness in the period-end financial reporting process has a pervasive effect on the reliability of financial reporting and could result in a company not being able to meet its regulatory filing deadlines. If not remediated, it is reasonably possible that our condensed consolidated financial statements could contain a material misstatement or that we could miss a filing deadline in the future.

We believe that the remediation activities completed at December 31, 2009 and discussed in our 2009 Form 10-K would have been sufficient to allow us to conclude that the previously identified material weakness no longer existed at December 31, 2009. However, due to the complexity of fresh-start adjustments resulting from the Chapter 11 Proceedings and the related 363 Sale in 2009 and the number of accounting periods open at one time, management did not have clear visibility into the operational effectiveness of newly remediated controls within the period-end financial reporting process. In some cases, management was not able to sufficiently test the operating effectiveness of certain remediated controls in 2009 and to conclude that the controls related to the period-end financial reporting process were operating effectively. During the three months ended March 31, 2010, management led various initiatives, including training, to help ensure the controls related to the period-end financial close process would operate as they had been designed and deployed during the 2009 material weakness remediation efforts. Testing is planned to assess operational effectiveness during 2010. Also, management identified additional opportunities to improve the effectiveness and efficiency of the Company’s internal controls related to the period-end financial reporting process.

Corporate Accounting and other key departments had their resources augmented by utilizing external resources and performing additional closing procedures in 2010. As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the condensed consolidated financial statements of the Company at and for the three months ended March 31, 2010, fairly present in all material respects, the financial condition and results of operations in conformity with U.S. GAAP.

There have not been any other changes in internal control over financial reporting in the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*   *   *   *   *   *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

The discussion in the following paragraphs is limited to an update of developments that have occurred in various material pending legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business. These proceedings are fully described in our 2009 Form 10-K. We and other defendants affiliated with us intend to defend all of the following actions vigorously.

Delphi Salaried Pension Plan Claim

In the previously reported case in the United States District Court for the Eastern District of Michigan captioned Dennis Black, Charles Cunningham, Kenneth Hollis and the Delphi Salaried Retiree Association v. The Pension Benefit Guaranty Corporation, the US Treasury Departments, The Presidential Task Force on the Auto Industry, Timothy Geithner, Steve Rattner, Ron Bloom and General Motors Company in which we were served with an Amended Complaint, plaintiffs filed a motion to dismiss their lawsuit against us, which the Court granted on March 12, 2010. That dismissal, however, does not preclude plaintiffs from petitioning the Bankruptcy Court in the future to set aside its injunction based upon new evidence that we had willfully violated plaintiffs’ constitutional rights. At this time, it appears unlikely that plaintiffs will be able to discover or present any such new evidence and that the matter is concluded as to GM.

Environmental Matters

Carbon Dioxide Emission Standard Litigation

As previously reported, we and the Alliance of Automobile Manufacturers, the Association of International Automobile Manufacturers, Chrysler, and various automobile dealers brought suit for declaratory and injunctive relief from state regulations imposing stringent controls on new motor vehicle CO2 emissions. On April 1, 2010 California completed rulemaking to revise its CO2 standards, and the EPA and the National Highway Traffic Safety Administration completed rulemaking to establish coordinated vehicle CO2 emissions and fuel economy standards. The parties have reached agreement on the terms for dismissal of all pending litigation against the state standards, in which we are involved, and motions to dismiss these actions were filed in six courts in early April 2010. All courts have granted the motions to dismiss and we consider this matter to be closed as to GM.

*   *   *   *   *   *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors.

Other than as discussed below, there have been no material changes to the Risk Factors disclosed in our 2009 Form 10-K. While we described each risk separately, some of these risks are interrelated and certain risks could trigger the applicability of other risks.

Inadequate cash flow could materially adversely affect our business operations in the future.

We will require substantial liquidity to implement long-term cost savings and restructuring plans, continue capital spending to support product programs and development of advanced technologies, and meet scheduled term debt and lease maturities, in each case as contemplated by our business plan. If our cash levels approach the minimum cash levels necessary to support our normal business operations, we may be forced to borrow additional funds at rates that may not be favorable, curtail capital spending, and reduce research and development and other programs that are important to the future success of our business. If this were to happen, our need for cash would be intensified.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Although we believe that the funding we received in connection with our formation and our purchase of substantially all of MLC’s assets provides us with sufficient liquidity to operate our business in the near-term, our ability to maintain adequate liquidity in the medium- and long-term will depend significantly on the volume, mix and quality of vehicle sales and the continuing reduction of operating expenses. Our liquidity needs are sensitive to changes in each of these and other factors.

As part of our business plan, we have reduced compensation for our most highly paid executives and have reduced the number of our management and non-management salaried employees, and these actions may materially adversely affect our ability to hire and retain salaried employees.

As part of the cost reduction initiatives in our business plan, and pursuant to the direction of the Special Master for TARP Executive Compensation we have imposed salary reductions on our most highly paid executives, and reduced benefits to a level that we believe is significantly lower than offered by other major corporations. Furthermore, while we have repaid the UST Credit Agreement in full, the UST Credit Agreement continues to restrict the compensation that we can provide to our top executives and prohibits certain types of compensation or benefits for any employees. At the same time, we have substantially decreased the number of salaried employees so that the workload is shared among fewer employees and in general the demands on each salaried employee are increased. Companies in similar situations have experienced significant difficulties in hiring and retaining highly skilled employees, particularly in competitive specialties. Given our compensation structure and increasing job demands, there is no assurance that we will be able to hire and retain the employees whose expertise is required to execute our business plan while at the same time developing and producing vehicles that will stimulate demand for our products.

The UST (or its designee) owns a controlling interest in us and its interests may differ from those of our other stockholders.

The UST beneficially owns a majority of our common stock on a fully diluted basis. As a result of its majority stock ownership interest, the UST is able to exercise significant influence and control over our business if it elects to do so. This includes the ability to have significant influence and control over matters brought for a shareholder vote. To the extent the UST elects to exercise such influence or control over us, its interests (as a government entity) may differ from those of our other stockholders and it may influence matters including:

•	The selection, tenure and compensation of our management;

•	Our business strategy and product offerings;

•	Our relationship with our employees, unions and other constituencies; and

•	Our financing activities, including the issuance of debt and equity securities.

In the future we may also become subject to new and additional laws and government regulations regarding various aspects of our business as a result of participation in the TARP program and the U.S. government’s ownership in our business. These regulations could make it more difficult for us to compete with other companies that are not subject to similar regulations. Refer to “Directors, Executive Officers and Corporate Governance — Stockholders Agreement” in our 2009 Form 10-K for further information.

The VEBA Note Agreement and the UST Credit Agreement contain significant covenants that may restrict our ability and the ability of our subsidiaries to take actions management believes are important to our long-term strategy.

The VEBA Note Agreement contains affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. The affirmative covenants impose obligations on us with respect to, among other things, financial reporting to the New VEBA, use of proceeds of asset sales, maintenance of facility collateral and other property and payment of obligations. The negative covenants in the VEBA Note Agreement generally apply to us and our U.S. subsidiaries that provided guarantees of our obligations under that agreement and restrict us with respect to, among other things, granting liens, distributions on capital stock, amendments or waivers of certain documents and entering into new indebtedness.

In addition, while we have repaid the UST Credit Agreement in full, certain of the covenants in the UST Credit Agreement remain in effect and impose obligations on us with respect to, among other things, certain expense policies, executive privileges and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

compensation requirements. Compliance with the covenants contained in the VEBA Note Agreement and the UST Credit Agreement could restrict our ability to take actions that management believes are important to our long-term strategy. If strategic transactions we wish to undertake are prohibited or inconsistent with, or detrimental to, our long-term viability, our ability to execute our long-term strategy could be materially adversely affected. In addition, monitoring and certifying our compliance with the VEBA Note Agreement and the UST Credit Agreement requires a high level of expense and management attention on a continuing basis.

Our failure to comply with the covenants in the agreements governing our present and future indebtedness could adversely affect our financial condition and liquidity.

Several of the agreements governing our indebtedness, including the VEBA Note Agreement and other loan facility agreements, contain covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. In the past, we have failed to meet certain of these covenants, including by failing to provide financial statements in a timely manner and failing certain financial tests. In addition, the Chapter 11 Proceedings and the change in control as a result of the 363 Sale triggered technical defaults in certain loans for which we had assumed the obligations. A breach of any of these covenants, if uncured, could lead to an event of default under the agreement, which in some circumstances could give the lender the right to demand that we accelerate repayment of amounts due under the agreement. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from the lenders or to seek alternative or additional sources of financing, and we cannot assure you that we would be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. Refer to Note 12 to the condensed consolidated financial statements for additional information on technical defaults and covenants violations that have occurred recently. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

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

If the market values of the assets held by our pension plans decline, our pension expenses would increase and, as a result, could materially adversely affect our financial position. Changes in interest rates that are not offset by contributions and asset returns could also increase our obligations under such plans. Additionally, the pension plans use swaps, primarily to hedge exposures to changes in interest rates and to manage investment risks. A potential consequence of federal financial reform legislation pending in Congress is the possible loss or reduction of access by the pension plans to swap dealers and swaps and similar instruments and/or increased costs related thereto. Such developments, in a declining interest rate environment, could adversely affect the U.S. defined benefit pension plans’ funded status, increase the funded status volatility of the plans and possibly accelerate the need for cash contributions to the plans, which would negatively affect our cash flows. In addition, if local legal authorities increase the minimum funding requirements for our pension plans outside the U.S., we could be required to contribute more funds, which would negatively affect our cash flow.

*   *   *   *   *   *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
10.1	Summary of Employment Arrangement between General Motors Company and Edward E. Whitacre, Jr., incorporated herein by reference to Item 5.02 of the Current Report on Form 8-K of General Motors Company filed February 19, 2010	Incorporated by Reference

10.2	Summary of Employment Arrangement between General Motors Company and Stephen J. Girsky, incorporated herein by reference to Item 1.01 of the Current Report on Form 8-K of General Motors Company filed March 5, 2010	Incorporated by Reference

10.3	Employment Agreement for Christopher P. Liddell	Filed Herewith

10.4	General Motors Executive Retirement Plan, as amended March 1, 2010	Filed Herewith

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*   *   *   *   *   *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)

By:	/s/ NICK S. CYPRUS
(Nick S. Cyprus, Vice President, Controller and Chief Accounting Officer)

Date: May 17, 2010

GENERAL MOTORS COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit Name
10.1	Summary of Employment Arrangement between General Motors Company and Edward E. Whitacre, Jr., incorporated herein by reference to Item 5.02 of the Current Report on Form 8-K of General Motors Company filed February 19, 2010	Incorporated by Reference

10.2	Summary of Employment Arrangement between General Motors Company and Stephen J. Girsky, incorporated herein by reference to Item 1.01 of the Current Report on Form 8-K of General Motors Company filed March 5, 2010	Incorporated by Reference

10.3	Employment Agreement for Christopher P. Liddell	Filed Herewith

10.4	General Motors Executive Retirement Plan, as amended March 1, 2010	Filed Herewith

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith