Form 10-Q
period 2010-06-30
General Motors Co
filed 2010-08-16
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

As of August 1, 2010, the number of shares outstanding of $0.01 par value common stock was 500,000,000 shares.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Net sales and revenue	$33,174	$64,650	$23,047	$45,478

Costs and expenses
Cost of sales	28,759	56,350	29,384	53,995
Selling, general and administrative expense	2,623	5,307	2,936	5,433
Other expenses, net	39	85	169	1,154

Total costs and expenses	31,421	61,742	32,489	60,582

Operating income (loss)	1,753	2,908	(9,442)	(15,104)
Equity in income of and disposition of interest in Ally Financial	—	—	1,880	1,380
Interest expense	(250)	(587)	(3,375)	(4,605)
Interest income and other non-operating income, net	59	544	408	833
Loss on extinguishment of debt	—	(1)	(1,994)	(1,088)
Reorganization expenses, net (Note 2)	—	—	(1,157)	(1,157)

Income (loss) before income taxes and equity income	1,562	2,864	(13,680)	(19,741)
Income tax expense (benefit)	361	870	(445)	(559)
Equity income (loss), net of tax	411	814	(2)	46

Net income (loss)	1,612	2,808	(13,237)	(19,136)
Less: Net income (loss) attributable to noncontrolling interests	76	204	(332)	(256)

Net income (loss) attributable to stockholders	1,536	2,604	(12,905)	(18,880)
Less: Cumulative dividends on preferred stock	202	405	—	—

Net income (loss) attributable to common stockholders	$1,334	$2,199	$(12,905)	$(18,880)

Earnings (loss) per share (Note 22)
Basic
Net income (loss) attributable to common stockholders	$2.67	$4.40	$(21.12)	$(30.91)
Weighted-average common shares outstanding	500	500	611	611
Diluted
Net income (loss) attributable to common stockholders	$2.55	$4.21	$(21.12)	$(30.91)
Weighted-average common shares outstanding	522	522	611	611

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

(Unaudited)

	Successor
	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$26,773	$22,679
Marketable securities	4,761	134

Total cash, cash equivalents and marketable securities	31,534	22,813
Restricted cash and marketable securities	1,393	13,917
Accounts and notes receivable (net of allowance of $272 and $250)	8,662	7,518
Inventories	11,533	10,107
Assets held for sale	—	388
Equipment on operating leases, net	3,008	2,727
Other current assets and deferred income taxes	1,677	1,777

Total current assets	57,807	59,247
Non-Current Assets
Equity in net assets of nonconsolidated affiliates	8,296	7,936
Assets held for sale	—	530
Property, net	18,106	18,687
Goodwill	30,186	30,672
Intangible assets, net	12,820	14,547
Other assets	4,684	4,676

Total non-current assets	74,092	77,048

Total Assets	$131,899	$136,295

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$20,755	$18,725
Short-term debt and current portion of long-term debt (including debt at GM Daewoo of $1,021 at June 30, 2010; Note 10)	5,524	10,221
Liabilities held for sale	—	355
Accrued expenses (including derivative liabilities at GM Daewoo of $352 at June 30, 2010; Note 10)	24,068	23,134

Total current liabilities	50,347	52,435
Non-Current Liabilities
Long-term debt (including debt at GM Daewoo of $722 at June 30, 2010; Note 10)	2,637	5,562
Liabilities held for sale	—	270
Postretirement benefits other than pensions	8,649	8,708
Pensions	25,990	27,086
Other liabilities and deferred income taxes	13,377	13,279

Total non-current liabilities	50,653	54,905

Total Liabilities	101,000	107,340
Commitments and contingencies (Note 17)
Preferred stock, $0.01 par value (1,000,000,000 shares authorized, 360,000,000 shares issued and outstanding (each with a $25.00 liquidation preference) at June 30, 2010 and December 31, 2009)	6,998	6,998
Equity
Common stock, $0.01 par value (2,500,000,000 shares authorized, 500,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009)	5	5
Capital surplus (principally additional paid-in capital)	24,052	24,050
Accumulated deficit	(2,195)	(4,394)
Accumulated other comprehensive income	1,153	1,588

Total stockholders’ equity	23,015	21,249
Noncontrolling interests	886	708

Total equity	23,901	21,957

Total Liabilities and Equity	$131,899	$136,295

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In millions)

(Unaudited)

	Common Stockholders’
	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity (Deficit)
Balance December 31, 2008, Predecessor	$1,017	$16,489	$(70,727)	$(32,339)	$484		$(85,076)
Net income (loss)	—	—	(18,880)	—	(256)	$(19,136)	(19,136)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	115	1	116
Cash flow hedging gain, net	—	—	—	81	193	274
Unrealized gain on securities	—	—	—	48	—	48
Defined benefit plans
Net prior service benefit	—	—	—	2,869	—	2,869
Net actuarial loss	—	—	—	(6,317)	—	(6,317)
Net transition asset / obligation	—	—	—	1	—	1

Other comprehensive income (loss)	—	—	—	(3,203)	194	(3,009)	(3,009)

Comprehensive income (loss)						$(22,145)

Dividends declared or paid to noncontrolling interests	—	—	—	—	(17)		(17)
Other	1	6	(1)	—	(39)		(33)

Balance June 30, 2009, Predecessor	$1,018	$16,495	$(89,608)	$(35,542)	$366		$(107,271)

Balance December 31, 2009, Successor	$5	$24,050	$(4,394)	$1,588	$708		$21,957
Net income (loss)	—	—	2,604	—	204	$2,808	2,808
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(189)	(27)	(216)
Cash flow hedging loss, net	—	—	—	(15)	—	(15)
Unrealized loss on securities	—	—	—	(1)	—	(1)
Defined benefit plans
Net prior service cost	—	—	—	(5)	—	(5)
Net actuarial loss	—	—	—	(225)	—	(225)

Other comprehensive income (loss)	—	—	—	(435)	(27)	(462)	(462)

Comprehensive income (loss)						$2,346

Effects of adoption of amendments to ASC 810-10 regarding variable interest entities (Note 3)	—	—	—	—	76		76
Cash dividends paid to GM preferred stockholders	—	—	(405)	—	—		(405)
Dividends declared or paid to noncontrolling interests	—	—	—	—	(59)		(59)
Repurchase of noncontrolling interest shares	—	2	—	—	(9)		(7)
Other	—	—	—	—	(7)		(7)

Balance June 30, 2010, Successor	$5	$24,052	$(2,195)	$1,153	$886		$23,901

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Net cash provided by (used in) operating activities	$5,695	$(15,086)
Cash flows from investing activities
Expenditures for property	(1,851)	(3,134)
Investments in available-for-sale marketable securities, acquisitions	(4,621)	(202)
Investments in trading marketable securities, acquisitions	(178)	—
Investments in available-for-sale marketable securities, liquidations	—	185
Investments in trading marketable securities, liquidations	163	—
Investment in Ally Financial	—	(884)
Investment in companies, net of cash acquired	(50)	—
Operating leases, liquidations	298	1,122
Change in restricted cash and marketable securities	12,616	(643)
Other	33	27

Net cash provided by (used in) investing activities	6,410	(3,529)
Cash flows from financing activities
Net decrease in short-term debt	(223)	(1,033)
Proceeds from debt owed to UST, EDC and German government	—	29,937
Proceeds from other debt	434	335
Payments on debt owed to UST and EDC	(7,153)	—
Payments on other debt	(438)	(7,446)
Payments to acquire noncontrolling interest	(6)	(5)
Fees paid for debt modification	—	(63)
Dividends paid to GM preferred stockholders	(405)	—

Net cash provided by (used in) financing activities	(7,791)	21,725
Effect of exchange rate changes on cash and cash equivalents	(611)	207

Net increase (decrease) in cash and cash equivalents	3,703	3,317
Cash and cash equivalents reclassified (to) from assets held for sale	391	—

Cash and cash equivalents at beginning of the period	22,679	14,053

Cash and cash equivalents at end of the period	$26,773	$17,370

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

We develop, produce and market cars, trucks and parts worldwide. We analyze the results of our business through our three segments: General Motors North America (GMNA), General Motors International Operations (GMIO) and General Motors Europe (GME). Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial Inc., formerly GMAC Inc. (Ally Financial), certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, certain nonsegment specific revenues and expenses, including costs related to the Delphi Benefit Guarantee Agreements (as subsequently defined in Note 17) and a portfolio of automotive retail leases.

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

In December 2008 Old GM requested and received financial assistance from the U.S. government and entered into a loan and security agreement with the UST, which was subsequently amended (UST Loan Agreement). In early 2009 Old GM’s business results and liquidity continued to deteriorate, and, as a result, Old GM obtained additional funding from the UST under the UST Loan Agreement. Old GM, through its wholly owned subsidiary GMCL, also received funding from Export Development Canada (EDC), a corporation wholly-owned by the Government of Canada, under a loan and security agreement entered into in April 2009 (EDC Loan Facility).

As a condition to obtaining the loans under the UST Loan Agreement, Old GM was required to submit a plan in February 2009 that included specific actions intended to demonstrate that it was a viable entity and to use its best efforts to achieve certain debt reduction, labor modification and VEBA modification targets.

On March 30, 2009 the Presidential Task Force on the Auto Industry (Auto Task Force) determined that the plan was not viable and required substantial revisions. In conjunction with the March 30, 2009 announcement, the administration announced that it would offer Old GM adequate working capital financing for a period of 60 days while it worked with Old GM to develop and implement a more accelerated and aggressive restructuring that would provide a sound long-term foundation.

Old GM made further modifications to its plan in an attempt to satisfy the Auto Task Force requirement that Old GM undertake a substantially more accelerated and aggressive restructuring plan. The additional significant cost reduction and restructuring actions included reducing Old GM’s indebtedness and VEBA obligations in addition to other cost reduction and restructuring actions.

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

Old GM prepared its consolidated financial statements in accordance with the guidance in ASC 852 in the period June 1, 2009 through June 30, 2009. Revenues, expenses, realized gains and losses, and provisions for losses directly related to the Chapter 11 Proceedings were recorded in Reorganization expenses, net. Reorganization expenses, net do not constitute an element of operating loss due to their nature and due to the requirement of ASC 852 that they be reported separately. Old GM’s balance sheet prior to the 363 Sale distinguished prepetition liabilities subject to compromise from prepetition liabilities not subject to compromise and from postpetition liabilities.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization Expenses, net

The following table summarizes Old GM’s Reorganization expenses, net in the six months ended June 30, 2009 prior to the 363 Sale (dollars in millions):

Predecessor
Six Months Ended June 30, 2009
Loss from the extinguishment of debt resulting from Old GM’s repayment of credit facilities and U.S. term loan	$(958)
Loss on contract rejections, settlements of claims and other lease terminations	(408)
Professional fees	(38)
Gain related to release of accumulated other comprehensive income (loss) associated with derivatives	247

Total reorganization expenses, net	$(1,157)

Note 3. Basis of Presentation and Recent Accounting Standards

We filed a Registration Statement on Form 10 on April 7, 2010, as amended on May 17, 2010, pursuant to an agreement with the SEC Staff, as described in a no-action letter issued to Old GM by the SEC Staff on July 9, 2009 regarding our filing requirements and those of MLC. On June 7, 2010 our Registration Statement on Form 10 became effective and we became subject to the filing requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934. In accordance with the agreement with the SEC Staff, the accompanying unaudited condensed consolidated financial statements include the financial statements and related information of Old GM, for the period prior to July 10, 2009, our predecessor entity solely for accounting and financial purposes and the entity from whom we purchased substantially all of its assets and assumed certain of its liabilities.

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

In the three months ended June 30, 2010 we changed our managerial reporting structure so that certain entities geographically located within Russia and Uzbekistan were transferred from our GME segment to our GMIO segment. We have revised the segment presentation for all periods presented.

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

Correction of Presentation in Condensed Consolidated Statement of Cash Flows

In the three months ended June 30, 2010 we identified several items which had not been properly classified in our condensed consolidated statement of cash flows for the three months ended March 31, 2010. We determined that we had not properly classified the effects of the devaluation of Venezuelan Bolivar Fuerte (BsF), which reduced our cash balance by $199 million. This reduction should have been presented as part of the Effect of exchange rate changes on cash and cash equivalents rather than a reduction of Net cash provided by operating activities. Additionally, the change in the cash component of the Saab Automobile AB (Saab) assets classified as held for sale of $330 million should have been presented as part of Cash and cash equivalents reclassified (to) from assets held for sale rather than an increase in Net cash flows from operating activities. The net effects of the remaining corrections are included in the table below. For the six months ended June 30, 2010, we have correctly presented these items in our condensed consolidated statement of cash flows. Although we do not consider the effects of these errors to be material, we intend to correct our condensed consolidated statement of cash flows for the three months ended March 31, 2010 in our Quarterly Report on Form 10-Q for the three months ending March 31, 2011 when filed. The originally reported and corrected amounts are summarized in the following table (dollars in millions):

	As Originally Reported	Adjustments	As Corrected
Net cash provided by (used in) operating activities	$1,746	$104	$1,850
Net cash provided by (used in) investing activities	646	(195)	451
Net cash provided by (used in) financing activities	(1,688)	(50)	(1,738)
Effect of exchange rate changes on cash and cash equivalents	(53)	(250)	(303)
Cash and cash equivalents reclassified (to) from assets held for sale	(20)	391	371
Cash and cash equivalents at beginning of the period	22,679	—	22,679

Cash and cash equivalents at end of the period	$23,310	$—	$23,310

Venezuelan Exchange Regulations

Our Venezuelan subsidiaries changed their functional currency from the BsF, the local currency, to the U.S. Dollar, our reporting currency, on January 1, 2010 because of the hyperinflationary status of the Venezuelan economy. Further, pursuant to the official devaluation of the Venezuelan currency and establishment of the dual fixed exchange rates in January 2010, we remeasured the BsF denominated monetary assets and liabilities held by our Venezuelan subsidiaries at the nonessential rate of 4.30 BsF to $1.00. The remeasurement resulted in a charge of $25 million recorded in Cost of sales in the three months ended March 31, 2010. During the six months ended June 30, 2010 all BsF denominated transactions have been remeasured at the nonessential rate of 4.30 BsF to $1.00.

In June 2010, the Venezuelan government introduced additional foreign currency exchange control regulations, which imposed restrictions on the use of the parallel foreign currency exchange market, thereby making it more difficult to convert BsF to U.S. Dollars. We periodically accessed the parallel exchange market, which historically enabled entities to obtain foreign currency for transactions that could not be processed by the Commission for the Administration of Currency Exchange (CADIVI). The restrictions on the foreign currency exchange market could affect our Venezuelan subsidiaries’ ability to pay its non-BsF denominated obligations that do not qualify to be processed by CADIVI at the official exchange rates as well as our ability to benefit from those operations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides condensed financial information for our Venezuelan subsidiaries at and for the six months ended June 30, 2010, which includes amounts receivable from and payable to, and transactions with, affiliated entities (dollars in millions):

Total assets (a)	$1,347
Total liabilities (b)	$1,116
Revenue for six months ended June 30, 2010	$443
Net income attributable to stockholders for six months ended June 30, 2010 (c)	$215

(a)	Includes BsF denominated and non-BsF denominated monetary assets of $273 million and $720 million.

(b)	Includes BsF denominated and non-BsF denominated monetary liabilities of $553 million and $518 million.

(c)	Includes a gain of $119 million related to the devaluation of the Bolivar in January 2010 and a gain of $125 million due to favorable foreign currency exchanges that were processed by CADIVI in the three months ended June 30, 2010. The $119 million gain on the devaluation was offset by a $144 million loss recorded in the U.S. on BsF denominated assets, which is not included in the net income reported above.

In addition, the total amount pending government approval for settlement is BsF 1.2 billion (equivalent to $428 million), for which the requests have been pending starting from 2007. The amount includes payables to affiliated entities of $287 million, which includes dividends payable of $144 million.

Recently Adopted Accounting Principles

Transfers of Financial Assets

In January 2010 we adopted certain amendments to ASC 860-10, “Transfers and Servicing” (ASC 860-10). ASC 860-10 eliminates the concept of a qualifying special-purpose entity (SPE), establishes a new definition of participating interest that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer of financial assets to be accounted for as a sale, and changes the amount that can be recorded as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. The adoption of these amendments did not have a material effect on the condensed consolidated financial statements.

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

The amendments were adopted prospectively. Upon adoption, we consolidated General Motors Egypt (GM Egypt) which resulted in an increase in Total assets of $254 million, an increase in Total liabilities of $178 million, and an increase in Noncontrolling interests of $76 million. Due to our application of fresh-start reporting on July 10, 2009 and because our investment in GM Egypt was accounted for using the equity method of accounting, there was no difference between the net assets added to the condensed consolidated balance sheet upon consolidation and the amount of previously recorded interest in GM Egypt. As a result, there was no cumulative effect of a change in accounting principle to Accumulated deficit. The effect of these amendments was measured based on

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amount at which the asset, liability and noncontrolling interest would have been carried or recorded in the condensed consolidated financial statements if these amendments had been effective since inception of our relationship with GM Egypt. Refer to Note 10 for additional information regarding the effect of the adoption of these amendments.

Accounting Standards Not Yet Adopted

In September 2009 the FASB issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. In addition, ASU 2009-13 revises the method by which consideration is allocated among the units of accounting. The overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, including vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the effects, if any, that ASU 2009-13 will have on the condensed consolidated financial statements.

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

We funded the acquisitions, transaction-related costs and settlements of certain pre-existing arrangements through net cash payments of $2.7 billion. We also assumed liabilities and wind-down obligations of $120 million, waived our claims associated with the Delphi liquidity support agreements of $850 million and waived our rights to claims associated with previously transferred pension costs for hourly employees. Of these amounts, we contributed $1.7 billion to New Delphi and paid the Pension Benefit Guarantee Corporation (PBGC) $70 million in October 2009. Our investment in New Delphi is accounted for using the equity method.

In January 2010 we announced that we intended to pursue a sale of Nexteer. In July 2010 we entered into a definitive agreement for the sale of Nexteer as discussed in Note 26 to our condensed consolidated financial statements.

Sale of India Operations

In December 2009 we and SAIC Motor Hong Kong Investment Limited (SAIC-HK) entered into a joint venture, SAIC GM Investment Limited (HKJV) to invest in automotive projects outside of markets in China, initially focusing on markets in India. On February 1, 2010 we sold certain of our operations in India (India Operations), part of our GMIO segment, in exchange for a promissory note due in 2013. The amount due under the promissory note may be partially reduced, or increased, based on the India Operation’s cumulative earnings before interest and taxes for the three year period ending December 31, 2012. In connection with the sale we recorded net consideration of $190 million and an insignificant gain. The sale transaction resulted in a loss of control and the deconsolidation of the India Operations on February 1, 2010. Accordingly, we removed the assets and liabilities of the India Operations from our consolidated financial statements and recorded an equity interest in HKJV to reflect cash of $50 million we contributed to HKJV and a $123 million commitment to provide additional capital that we are required to make in accordance with the terms of the joint venture agreement. We have recorded a corresponding liability to reflect our obligation to provide additional capital.

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

In February 2010 we completed the sale of Saab and in May 2010 we completed the sale of Saab Automobile GB (Saab GB) to Spyker Cars NV. Of the negotiated cash purchase price of $74 million, we received $50 million at closing and received the remaining $24 million in July 2010. We also received preference shares in Saab with a face value of $326 million and an estimated fair value that is insignificant and received $114 million as repayment of the DIP financing that we provided to Saab during 2009. In the three months ended March 31, 2010 we recorded a gain of $123 million in Interest income and other non-operating income, net reflecting cash received of $166 million less net assets with a book value of $43 million.

Sale of 1% Interest in Shanghai General Motors Co., Ltd.

In February 2010 we sold a 1% ownership interest in Shanghai General Motors Co., Ltd. (SGM) to SAIC-HK, reducing our ownership interest to 49%. The sale of the 1% ownership interest to SAIC was predicated on our ability to work with SAIC to obtain a $400 million line of credit from a commercial bank to us. We also received a call option to repurchase the 1% which is contingently exercisable based on events which we do not unilaterally control. As part of the loan arrangement SAIC provided a commitment whereby, in the event of default, SAIC will purchase the ownership interest in SGM that we pledged as collateral for the loan. We recorded an insignificant gain on this transaction in the six months ended June 30, 2010.

Acquisition of AmeriCredit Corp.

Refer to Note 26 for information concerning the pending acquisition of AmeriCredit Corp.

Note 5. Marketable Securities

The following tables summarize information regarding investments in Marketable securities (dollars in millions):

	Successor
	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010		June 30, 2010
	Unrealized		Unrealized		Fair Value
	Gains	Losses	Gains	Losses
Trading securities:
Equity	$—	$5	$—	$5	$30
United States government and agencies	—	—	—	—	12
Mortgage — and asset-backed	—	—	1	—	29
Foreign government	1	1	1	1	30
Corporate debt	1	1	1	1	29

Total trading securities	$2	$7	$3	$7	$130

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	June 30, 2010				December 31, 2009
		Unrealized		Fair Value		Unrealized		Fair Value
	Cost	Gains	Losses		Cost	Gains	Losses
Available-for-sale securities:
United States government and agencies	$939	$—	$—	$939	$2	$—	$—	$2
Certificates of deposit	1,326	—	—	1,326	8	—	—	8
Corporate debt	2,366	—	—	2,366	—	—	—	—

Total available-for-sale securities	$4,631	$—	$—	$4,631	$10	$—	$—	$10

We maintained $79 million of the available-for-sale securities as compensating balances to support letters of credit of $66 million at June 30, 2010 and December 31, 2009. We have access to these securities in the normal course of business; however, the letters of credit may be withdrawn if the minimum collateral balance is not maintained.

In addition to the securities previously discussed, securities of $16.2 billion and $11.2 billion with original maturities of 90 days or less were classified as cash equivalents and marketable securities of $1.5 billion and $13.6 billion were classified as Restricted cash and marketable securities at June 30, 2010 and December 31, 2009.

The following table summarizes proceeds from and realized gains and losses on disposals of investments in marketable securities classified as available-for-sale (dollars in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Sales proceeds	$1	$1	$95	$185
Realized gains	$—	$—	$2	$3
Realized losses	$—	$—	$4	$10

The following table summarizes the fair value of investments classified as available-for-sale securities by contractual maturity at June 30, 2010 (dollars in millions):

	Successor
	Amortized Cost	Fair Value
Due in one year or less	$4,630	$4,630
Due after one year through five years	1	1
Due after five years through ten years	—	—
Due after ten years	—	—

Total contractual maturities of available-for-sale securities	$4,631	$4,631

Refer to Note 21 for the amounts recorded as a result of other than temporary impairments on debt and equity securities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Inventories

The following table summarizes the components of our Inventories (dollars in millions):

	Successor
	June 30, 2010	December 31, 2009
Productive material, work in process, and supplies	$5,199	$4,201
Finished product, including service parts	6,334	5,906

Total inventories	$11,533	$10,107

Note 7. Equity in Net Assets of Nonconsolidated Affiliates

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

The following table summarizes information regarding equity in income (loss) of and disposition of interest in nonconsolidated affiliates (dollars in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
SGM and SGMW (a)	$378	$734	$183	$289

Ally Financial (b)	—	—	(597)	(1,097)
Gain on Conversion of UST Ally Financial Loan (c)	—	—	2,477	2,477

Total equity in income of and disposition of interest in Ally Financial (b)	—	—	1,880	1,380
New United Motor Manufacturing, Inc. (d)	—	—	(226)	(243)
Others	33	80	41	—

Total equity in income of nonconsolidated affiliates	$411	$814	$1,878	$1,426

(a)	Includes SGM (49%) in the three and six months ended June 30, 2010 and (50%) in the three and six months ended June 30, 2009 and SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) (34%).

(b)	Ally Financial converted its status to a C corporation effective June 30, 2009. At that date, Old GM began to account for its investment in Ally Financial using the cost method rather than the equity method as Old GM no longer exercised significant influence over Ally Financial. In connection with Ally Financial’s conversion into a C corporation, each unit of each class of Ally Financial Membership Interests was converted into shares of capital stock of Ally Financial with substantially the same rights and preferences as such Membership Interests.

(c)	In May 2009 the UST exercised its option to convert the outstanding amounts owed on the UST Ally Financial Loan (as subsequently defined) into shares of Ally Financial’s Class B common Membership Interests.

(d)	New United Motor Manufacturing (NUMMI) (50%) was retained by MLC as part of the 363 Sale.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Ally Financial

As part of the approval process for Ally Financial to obtain Bank Holding Company status in December 2008, Old GM agreed to reduce its ownership in Ally Financial to less than 10% of the voting and total equity of Ally Financial by December 24, 2011. At June 30, 2010 our equity ownership in Ally Financial was 16.6% as subsequently discussed.

In December 2008 Old GM and FIM Holdings, an assignee of Cerberus ResCap Financing LLC, entered into a subscription agreement with Ally Financial under which each agreed to purchase additional Common Membership Interests in Ally Financial, and the UST committed to provide Old GM with additional funding in order to purchase the additional interests. In January 2009 Old GM entered into the UST Ally Financial Loan Agreement pursuant to which Old GM borrowed $884 million (UST Ally Financial Loan) and utilized those funds to purchase 190,921 Class B Common Membership Interests in Ally Financial. The UST Ally Financial Loan was scheduled to mature in January 2012 and bore interest, payable quarterly, at the same rate of interest as the UST Loans. The UST Ally Financial Loan Agreement was secured by Old GM’s Common and Preferred Membership Interests in Ally Financial. As part of this loan agreement, the UST had the option to convert outstanding amounts into a maximum of 190,921 shares of Ally Financial’s Class B Common Membership Interests on a pro rata basis.

In May 2009 the UST exercised this option, the outstanding principal and interest under the UST Ally Financial Loan was extinguished, and Old GM recorded a net gain of $483 million. The net gain was comprised of a gain on the disposition of Ally Financial Common Membership Interests of $2.5 billion recorded in Equity in income of and disposition of interest in Ally Financial and, a loss on extinguishment of the UST Ally Financial Loan of $2.0 billion recorded in Loss on extinguishment of debt. After the exchange, Old GM’s ownership was reduced to 24.5% of Ally Financial’s Common Membership Interests.

Ally Financial converted its status to a C corporation effective June 30, 2009. At that date, Old GM began to account for its investment in Ally Financial using the cost method rather than the equity method as Old GM no longer exercised significant influence over Ally Financial. In connection with Ally Financial’s conversion into a C corporation, each unit of each class of Ally Financial Membership Interests was converted into shares of capital stock of Ally Financial with substantially the same rights and preferences as such Membership Interests. On July 10, 2009 we acquired the investment in Ally Financial’s common and preferred stocks in connection with the 363 Sale.

In December 2009 the UST made a capital contribution to Ally Financial of $3.8 billion consisting of the purchase of trust preferred securities of $2.5 billion and mandatory convertible preferred securities of $1.3 billion. The UST also exchanged all of its existing Ally Financial non-convertible preferred stock for newly issued mandatory convertible preferred securities valued at $5.3 billion. In addition the UST converted mandatory convertible preferred securities valued at $3.0 billion into Ally Financial common stock. These actions resulted in the dilution of our investment in Ally Financial common stock from 24.5% to 16.6%, of which 6.7% is held directly and 9.9% is held in an independent trust. Pursuant to previous commitments to reduce influence over and ownership in Ally Financial, the trustee, who is independent of us, has the sole authority to vote and is required to dispose of our 9.9% ownership in Ally Financial common stock held in the trust by December 24, 2011.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize financial information of Ally Financial for the period Ally Financial was accounted for as a nonconsolidated affiliate (dollars in millions):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Consolidated Statements of Loss
Total financing revenue and other interest income	$3,389	$6,916
Total interest expense	$1,940	$3,936
Depreciation expense on operating lease assets	$1,056	$2,113
Gain on extinguishment of debt	$13	$657
Total other revenue	$867	$2,117
Total noninterest expense	$1,726	$3,381
Loss from continuing operations before income tax expense	$(1,583)	$(2,260)
Income tax expense from continuing operations	$1,096	$972
Net loss from continuing operations	$(2,679)	$(3,232)
Loss from discontinued operations, net of tax	$(1,224)	$(1,346)
Net loss	$(3,903)	$(4,578)

June 30, 2009
Condensed Consolidated Balance Sheet
Loans held for sale	$11,440
Total finance receivables and loans, net	$87,520
Investment in operating leases, net	$21,597
Other assets	$22,932
Total assets	$181,248
Total debt	$105,175
Accrued expenses and other liabilities	$41,363
Total liabilities	$155,202
Preferred stock held by UST	$12,500
Preferred stock	$1,287
Total equity	$26,046

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ally Financial – Preferred and Common Membership Interests

The following tables summarize the activity with respect to the investment in Ally Financial Common and Preferred Membership Interests for the period Ally Financial was accounted for as a nonconsolidated affiliate (dollars in millions):

	Predecessor
	Ally Financial Common Membership Interests	Ally Financial Preferred Membership Interests
Balance at January 1, 2009	$491	$43
Old GM’s proportionate share of Ally Financial’s losses	(500)	—
Investment in Ally Financial Common Membership Interests	884	—
Other, primarily accumulated other comprehensive loss	(121)	—

Balance at March 31, 2009	754	43

Old GM’s proportionate share of Ally Financial’s losses (a)	(630)	(7)
Gain on disposition of Ally Financial Common Membership Interests (b)	2,477	—
Conversion of Ally Financial Common Membership Interests (b)	(2,885)	—
Other, primarily accumulated other comprehensive loss	284	—

Balance at June 30, 2009	$—	$36

(a)	Due to impairment charges and Old GM’s proportionate share of Ally Financial’s losses, the carrying amount of Old GM’s investments in Ally Financial Common Membership Interests was reduced to $0. Old GM recorded its proportionate share of Ally Financial’s remaining losses to its investment in Ally Financial Preferred Membership Interests.

(b)	Due to the exercise of the UST’s option to convert the UST Ally Financial Loan into Ally Financial Common Membership Interests, in connection with the UST Ally Financial Loan conversion, Old GM recorded a gain of $2.5 billion on disposition of Ally Financial Common Membership Interests and a $2.0 billion loss on extinguishment based on the carrying amount of the UST Ally Financial Loan and accrued interest of $0.9 billion.

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and parts. The following tables summarize the effects of transactions with nonconsolidated affiliates which are not eliminated in consolidation (dollars in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Results of Operations
Net sales and revenue	$479	$909	$297	$549
Cost of sales	$816	$1,570	$36	$233
Selling, general and administrative expense	$—	$(3)	$(3)	$(5)
Interest income and other non-operating income, net	$—	$—	$—	$1

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	June 30, 2010	December 31, 2009
Financial Position
Accounts and notes receivable, net	$271	$594
Accounts payable (principally trade)	$341	$396

	Successor	Predecessor
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash Flows
Operating	$701	$258
Investing	$654	$278
Financing	$—	$—

Note 8. Goodwill

The following table summarizes the changes in the carrying amount of Goodwill (dollars in millions):

	Successor
	GMNA	GMIO	GME	Total
Balance at January 1, 2010	$26,409	$928	$3,335	$30,672
Effect of foreign currency translation	—	(29)	(457)	(486)

Balance at June 30, 2010	$26,409	$899	$2,878	$30,186

We recorded Goodwill of $30.5 billion upon application of fresh-start reporting. If all identifiable assets and liabilities had been recorded at fair value upon application of fresh-start reporting, no goodwill would have resulted. However, when applying fresh-start reporting, certain accounts, primarily employee benefit plan and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value and the difference between the U.S. GAAP and fair value amounts gave rise to goodwill, which is a residual. Our employee benefit related accounts were recorded in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits” and ASC 715, “Compensation — Retirement Benefits” and deferred income taxes were recorded in accordance with ASC 740, “Income Taxes.” Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in Goodwill. These valuation allowances were due in part to Old GM’s history of recurring operating losses, and our projections at the 363 Sale date of continued near-term operating losses in certain jurisdictions. While the 363 Sale constituted a significant restructuring that eliminated many operating and financing costs, Old GM had undertaken significant restructurings in the past that failed to return certain jurisdictions to profitability. At the 363 Sale date, we concluded that there was significant uncertainty as to whether the recent restructuring actions would return these jurisdictions to sustained profitability, thereby necessitating the establishment of a valuation allowance against certain deferred tax assets. None of the goodwill from this transaction is deductible for tax purposes.

In the three months ended June 30, 2010 there were event driven changes in circumstances within our GME reporting unit that warranted the testing of goodwill for impairment. Anticipated competitive pressure on our margins in the near- and medium-term led us to believe that the goodwill associated with our GME reporting unit may be impaired. Utilizing the best available information as of June 30, 2010 we performed a step one goodwill impairment test for our GME reporting unit, and concluded that goodwill was not impaired. The fair value of our GME reporting unit was estimated to be approximately $325 million over its carrying amount. If we had not passed step one, we believe the amount of any goodwill impairment would approximate $140 million based on the estimated differences at June 30, 2010 between the fair value to U.S. GAAP adjustments that gave rise to goodwill, primarily related to employee benefit plans and income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We utilized a discounted cash flow methodology to estimate the fair value of our GME reporting unit. The valuation methodologies utilized were consistent with those used in our application of fresh-start reporting on July 10, 2009, as discussed in Note 2 to our 2009 Form 10-K, and in our 2009 annual and event driven GME impairment tests and result in Level 3 measures within the valuation hierarchy. Assumptions used in our discounted cash flow analysis that had the most significant effect on the estimated fair value of our GME reporting unit include:

•	Our estimated weighted-average cost of capital (WACC);

•	Our estimated long-term growth rates; and

•	Our estimate of industry sales and our market share.

We used a WACC of 22.0% that considered various factors including bond yields, risk premiums, and tax rates; a terminal value that was determined using a growth model that applied a long-term growth rate of 0.5% to our projected cash flows beyond 2015; and industry sales of 18.4 million vehicles and a market share for Opel/Vauxhall of 6.45% in 2010 increasing to industry sales of 22.0 million vehicles and a 7.4% market share in 2015.

Our fair value estimate assumes the achievement of the future financial results contemplated in our forecasted cash flows, and there can be no assurance that we will realize that value. The estimates and assumptions used are subject to significant uncertainties, many of which are beyond our control, and there is no assurance that anticipated financial results will be achieved.

Note 9. Intangible Assets, net

The following table summarizes the components of Intangible assets, net (dollars in millions):

	Successor
	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Intangibles
Technology and intellectual property	$7,729	$2,670	$5,059	$7,741	$1,460	$6,281
Brands	5,348	143	5,205	5,508	72	5,436
Dealer network and customer relationships	2,067	129	1,938	2,205	67	2,138
Favorable contracts	509	79	430	542	39	503
Other	19	6	13	17	3	14

Total amortizing intangible assets	15,672	3,027	12,645	16,013	1,641	14,372
Non amortizing in-process research and development	175	—	175	175	—	175

Total intangible assets	$15,847	$3,027	$12,820	$16,188	$1,641	$14,547

The following table summarizes amortization expense related to Intangible assets, net (dollars in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Amortization expense related to intangible assets, net	$667	$1,403	$21	$43

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes estimated amortization expense related to Intangible assets, net in each of the next five fiscal years (dollars in millions):

Estimated Amortization Expense
2011	$1,785
2012	$1,560
2013	$1,227
2014	$611
2015	$314

Note 10. Variable Interest Entities

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

Certain creditors and beneficial interest holders of these VIEs have or had limited, insignificant recourse to our general credit or Old GM’s general credit. In the event that creditors or beneficial interest holders were to have such recourse to our or Old GM’s general credit, we or Old GM could be held liable for certain of the VIEs’ obligations. GM Daewoo Auto & Technology Co. (GM Daewoo), a non-wholly owned consolidated subsidiary that we control through a majority voting interest, is also a VIE because in the future it may require additional subordinated financial support. The creditors of GM Daewoo’s short-term debt of $1.0 billion, long-term debt of $722 million and current derivative liabilities of $352 million at June 30, 2010 do not have recourse to our general credit.

The following table summarizes the carrying amount of assets and liabilities of consolidated VIEs that we do not also control through a majority voting interest (dollars in millions):

	Successor
	June 30, 2010 (a)(b)	December 31, 2009 (a)
Assets:
Cash and cash equivalents	$81	$15
Restricted cash	3	191
Accounts and notes receivable, net	121	14
Inventories	77	15
Other current assets	29	—
Property, net	52	5
Other assets	37	33

Total assets	$400	$273

Liabilities:
Accounts payable (principally trade)	$196	$17
Short-term debt and current portion of long-term debt	1	205
Accrued expenses	22	10
Other liabilities and deferred income taxes	47	23

Total liabilities	$266	$255

(a)	Amounts exclude GM Daewoo.

(b)	Amounts at June 30, 2010 reflect the effect of our adoption of amendments to ASC 810-10 in January 2010, which resulted in the consolidation of GM Egypt. At June 30, 2010 GM Egypt had Total assets of $344 million and Total liabilities of $238 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the amounts recorded in earnings related to consolidated VIEs that we do not also control through a majority voting interest (dollars in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2010 (a)(b)	Six Months Ended June 30, 2010 (a)(b)	Three Months Ended June 30, 2009 (a)	Six Months Ended June 30, 2009 (a)
Net sales and revenue	$197	$370	$15	$30
Cost of sales	152	287	(1)	6
Selling, general and administrative expense	7	17	24	28
Other expenses, net	1	2	1	2
Interest expense	1	4	1	1
Interest (income) and other non-operating (income), net	(2)	(3)	—	—
Income tax expense	5	8	—	—

Net income (loss)	$33	$55	$(10)	$(7)

(a)	Amounts exclude GM Daewoo.

(b)	Amounts recorded in the three and six months ended June 30, 2010 reflect our adoption of amendments to ASC 810-10 in January 2010, which resulted in the consolidation of GM Egypt. In the three and six months ended June 30, 2010 GM Egypt recorded Net sales and revenue of $187 million and $349 million.

GM Egypt

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

Receivables Program

We determined that the Receivables Program was a VIE and that we and Old GM were the primary beneficiary. At December 31, 2009 our equity contributions were $55 million and the UST had outstanding loans of $150 million to the Receivables Program. In the three months ended March 31, 2010 we repaid these loans in full. The Receivables Program was terminated in accordance with its terms in April 2010. Upon termination, we shared residual capital of $25 million in the program equally with the UST and paid a termination fee of $44 million.

Nonconsolidated VIEs

VIEs that are not consolidated because we are not or Old GM was not the primary beneficiary primarily include: (1) troubled suppliers for which we provide or Old GM provided guarantees or financial support; (2) vehicle sales and marketing joint ventures that manufacture, market and sell vehicles and related services; (3) leasing entities for which residual value guarantees were made; (4) certain research entities for which annual ongoing funding requirements exist; and (5) Ally Financial.

Guarantees and financial support are provided to certain current or previously divested suppliers in order to ensure that supply needs for production are not disrupted due to a supplier’s liquidity concerns or possible shutdowns. Types of financial support that we provide and Old GM provided include, but are not limited to: (1) funding in the form of a loan; (2) guarantees of the supplier’s debt or credit facilities; (3) one-time payments to fund prior losses of the supplier; (4) indemnification agreements to fund the suppliers’ future losses or obligations; (5) agreements to provide additional funding or liquidity to the supplier in the form of price increases or changes in payment terms; and (6) assisting the supplier in finding additional investors. The maximum exposure to loss related to these VIEs is not expected to be in excess of the amount of net accounts and notes receivable recorded with the suppliers and any related guarantees and loan commitments.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have and Old GM had investments in joint ventures that manufacture, market and sell vehicles in certain markets. The majority of these joint ventures are typically self-funded and financed with no contractual terms that require us to provide future financial support. However, future funding is required for HKJV, as subsequently discussed. The maximum exposure to loss is not expected to be in excess of the carrying amount of the investments recorded in Equity in net assets of nonconsolidated affiliates, and any related capital funding requirements.

The following table summarizes the amounts recorded for nonconsolidated VIEs and the related off-balance sheet guarantees and maximum contractual exposure to loss, excluding Ally Financial, which is disclosed in Note 23 (dollars in millions):

	Successor
	June 30, 2010		December 31, 2009
	Carrying Amount	Maximum Exposure to Loss (a)	Carrying Amount	Maximum Exposure to Loss (b)
Assets:
Accounts and notes receivable, net	$60	$60	$8	$8
Equity in net assets of nonconsolidated affiliates	285	285	96	50
Other assets	73	73	26	26

Total assets	$418	$418	$130	$84

Liabilities:
Accounts payable	$48	$(48)	$—	$—
Accrued expenses	12	15	—	—
Other liabilities	225	—	—	—

Total liabilities	$285	$(33)	$—	$—

Off-Balance Sheet:
Residual value guarantees		$—		$32

Loan commitments (c)		102		115
Other guarantees		3		4
Other liquidity arrangements (d)		230		—

Total guarantees and liquidity arrangements		$335		$151

(a)	Amounts at June 30, 2010 included $128 million related to troubled suppliers.

(b)	Amounts at December 31, 2009 included $139 million related to troubled suppliers.

(c)	Amount at June 30, 2010 included a second lien term facility provided to American Axle and Manufacturing Holdings, Inc. (American Axle) of $100 million and other undrawn loan commitments of $2 million. Amount at December 31, 2009 included a second lien term facility provided to American Axle of $100 million and undrawn loan commitments of $15 million.

(d)	Amounts at June 30, 2010 included capital funding requirements, primarily an additional contingent future funding requirement of up to $223 million related to HKJV.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of these transactions, we concluded that American Axle was a VIE for which we were not the primary beneficiary. This conclusion did not change upon our adoption of amendments to ASC 810-10 in January 2010 because we lack the power through voting or similar rights to direct those activities of American Axle that most significantly affect its economic performance. Our variable interests in American Axle include the warrants we received and the second lien term loan facility, which expose us to possible future losses depending on the financial performance of American Axle. At June 30, 2010 no amounts were outstanding under the second lien term loan. At June 30, 2010 our maximum contractual exposure to loss related to American Axle was $125 million, which represented the fair value of the warrants of $25 million recorded in Non-current assets and the potential exposure of $100 million related to the second lien term loan facility.

Ally Financial

We own 16.6% of Ally Financial’s common stock and preferred stock with a liquidation preference of $1.0 billion. We have previously determined that Ally Financial is a VIE as it does not have sufficient equity at risk; however, we are not the primary beneficiary. This conclusion did not change upon our adoption of amendments to ASC 810-10 in January 2010 because we lack the power through voting or similar rights to direct those activities of Ally Financial that most significantly affect its economic performance. Refer to Notes 7 and 23 for additional information on our investment in Ally Financial, our significant agreements with Ally Financial and our maximum exposure under those agreements.

Saab

In February 2010 we completed the sale of Saab and in May 2010 we completed the sale of Saab GB to Spyker Cars NV. Our primary variable interest in Saab is the preference shares that we received in connection with the sale, which have a face value of $326 million and were recorded at an estimated fair value that is insignificant. We concluded that Saab is a VIE as it does not have sufficient equity at risk. We also determined that we are not the primary beneficiary because we lack the power to direct those activities that most significantly affect its economic performance. We continue to be obligated to fund certain Saab related liabilities, primarily warranty obligations related to vehicles sold prior to the disposition of Saab. At June 30, 2010 our maximum exposure to loss related to Saab was $60 million. Refer to Note 4 for additional information on the sale of Saab.

HKJV

In December 2009 we established the HKJV operating joint venture to invest in automotive projects outside of China, initially focusing on markets in India. HKJV purchased our India Operations in February 2010. We determined that HKJV is a VIE because it will require additional subordinated financial support, and we determined that we are not the primary beneficiary because we share the power with SAIC-HK to direct the activities that most significantly affect HKJV’s economic performance. We recorded a liability of $123 million for our future capital funding commitment to HKJV and we have an additional contingent future funding requirement of up to $223 million should certain conditions be met. Refer to Note 4 for additional information regarding HKJV.

Note 11. Depreciation and Amortization

The following table summarizes depreciation and amortization, including asset impairment charges, included in Cost of sales and Selling, general and administrative expense (dollars in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Depreciation and impairment of plants and equipment	$481	$1,010	$2,621	$3,870
Amortization and impairment of special tools	393	787	1,036	2,072
Depreciation and impairment of equipment on operating leases	135	253	86	319
Amortization of intangible assets	667	1,403	21	43

Total depreciation, amortization and asset impairment charges	$1,676	$3,453	$3,764	$6,304

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Old GM initiated restructuring plans prior to the 363 Sale to reduce the total number of powertrain, stamping and assembly plants and to eliminate certain brands and nameplates. As a result, Old GM recorded incremental depreciation and amortization on certain of these assets as they were expected to be utilized over a shorter period of time than their previously estimated useful lives. We record incremental depreciation and amortization for changes in useful lives subsequent to the initial determination. In the three and six months ended June 30, 2009 Old GM recorded incremental depreciation and amortization of approximately $1.8 billion and $2.3 billion.

Note 12. Restricted Cash and Marketable Securities

Cash and marketable securities subject to contractual restrictions and not readily available are classified as Restricted cash and marketable securities. Restricted cash and marketable securities are invested in accordance with the terms of the underlying agreements. Funds previously held in the UST Credit Agreement (as subsequently defined in Note 13) and currently held in the Canadian Health Care Trust (HCT) escrow and other accounts have been invested in government securities and money market funds in accordance with the terms of the escrow agreements. At June 30, 2010 and December 31, 2009 we held $1.5 billion and $13.6 billion of the Restricted cash and marketable securities balance in marketable securities. Refer to Note 19 for additional information. The following table summarizes the components of Restricted cash and marketable securities (dollars in millions):

	Successor
	June 30, 2010	December 31, 2009
Current
UST Credit Agreement (a)	$—	$12,475
Canadian Health Care Trust (b)	956	955
Receivables Program (c)	—	187
Securitization trusts	37	191
Pre-funding disbursements	235	94
Other (d)	165	15

Total current restricted cash and marketable securities	1,393	13,917
Non-current (e)
Collateral for insurance related activities	638	658
Other non-current (d)	623	831

Total restricted cash and marketable securities	$2,654	$15,406

(a)	In April 2010 the UST Loans and Canadian Loan (as subsequently defined in Note 13) were paid in full and funds remaining in escrow were no longer subject to restrictions.

(b)	Under the terms of an escrow agreement between General Motors of Canada Limited (GMCL), the EDC and an escrow agent, GMCL established a CAD $1.0 billion (equivalent to $893 million when entered into) escrow to fund certain of its healthcare obligations.

(c)	The Receivables Program provided financial assistance to automotive suppliers by guaranteeing or purchasing certain receivables payable by us. In April 2010 the Receivable Program was terminated in accordance with its terms.

(d)	Includes amounts related to various letters of credit, deposits, escrows and other cash collateral requirements.

(e)	Non-current restricted cash and marketable securities is recorded in Other assets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Short-Term and Long-Term Debt

The following table summarizes the components of short-term and long-term debt (dollars in millions):

	Successor
	June 30, 2010	December 31, 2009
Short-Term
UST Loans (a)	$—	$5,712
Canadian Loan (a)	—	1,233
VEBA Notes	2,908	—
Short-term debt — third parties	1,051	1,475
Short-term debt — related parties (b)	893	1,077
Current portion of long-term debt	672	724

Total short-term debt and current portion of long-term debt	5,524	10,221

Long-Term
VEBA Notes	—	2,825
Other long-term debt	2,637	2,737

Total debt	$8,161	$15,783

Available under line of credit agreements (c)	$1,115	$618

(a)	In April 2010 the UST Loans and Canadian Loan were paid in full.

(b)	Dealer financing from Ally Financial for dealerships we own.

(c)	Commitment fees are paid on credit facilities at rates negotiated in each agreement. Amounts paid and expensed for these commitment fees are insignificant.

UST Loans and VEBA Notes

As previously disclosed in our 2009 Form 10-K, Old GM received total proceeds of $19.4 billion from the UST under the UST Loan Agreement entered into on December 31, 2008. In connection with the Chapter 11 Proceedings, Old GM obtained additional funding of $33.3 billion from the UST and EDC under its DIP Facility. From these proceeds, there was no deposit remaining in escrow at June 30, 2010.

On July 10, 2009 we entered into the UST Credit Agreement and assumed debt of $7.1 billion (UST Loans) maturing on July 10, 2015 which Old GM incurred under its DIP Facility. Immediately after entering into the UST Credit Agreement, we made a partial repayment due to the termination of the U.S. government sponsored warranty program, reducing the UST Loans principal balance to $6.7 billion. In March 2010 and December 2009 we made quarterly payments of $1.0 billion on the UST Loans. In April 2010 we repaid the full outstanding amount of $4.7 billion using funds from our escrow account.

While we have repaid the UST Loans in full, certain of the covenants in the UST Credit Agreement and the executive compensation and corporate governance provisions of Section 111 of the Emergency Stabilization Act of 2008, as amended (the EESA), including the Interim Final Rule implementing Section 111 (the Interim Final Rule), remain in effect until the earlier to occur of the UST ceasing to own direct or indirect equity interests in us or our ceasing to be a recipient of Exceptional Financial Assistance, as determined pursuant to the Interim Final Rule, and impose obligations on us with respect to, among other things, certain expense policies, executive privileges and compensation requirements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the 363 Sale, we entered into the VEBA Note Agreement and issued VEBA Notes of $2.5 billion to the UAW Retiree Medical Benefits Trust (New VEBA). The VEBA Notes have an implied interest rate of 9.0% per annum. The VEBA Notes and accrued interest are scheduled to be repaid in three equal installments of $1.4 billion on July 15 of 2013, 2015 and 2017; however, we may prepay the VEBA Notes at any time prior to maturity.

We have entered into negotiations with financial institutions regarding a credit facility. If we successfully execute a credit facility, we expect to prepay the VEBA Notes with available cash. Accordingly, at June 30, 2010 we reclassified the VEBA Notes from long-term debt to short-term debt in the amount of $2.9 billion (including unamortized premium of $209 million).

The obligations under the VEBA Note Agreement are secured by substantially all of our U.S. assets, subject to certain exceptions, including our equity interests in certain of our foreign subsidiaries, limited in most cases to 65% of the equity interests of the pledged foreign subsidiaries due to tax considerations.

The following table summarizes interest expense and interest paid on the UST Loans and the loans under the UST Loan Agreement (UST Loan Facility) in the three and six months ended June 30, 2009 (dollars in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest expense	$18	$117	$2,859	$3,336
Interest paid	$91	$206	$—	$144

The following table summarizes interest expense on the VEBA Notes (dollars in millions):

	Successor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Interest expense	$51	$99

Canadian Loan Agreement and EDC Loan Facility

As previously disclosed in our 2009 Form 10-K, on July 10, 2009 we entered into the Canadian Loan Agreement and assumed a CAD $1.5 billion (equivalent to $1.3 billion when entered into) term loan (Canadian Loan) maturing on July 10, 2015. In March 2010 and December 2009 we made quarterly payments of $194 million and $192 million on the Canadian Loan. In April 2010 GMCL repaid in full the outstanding amount of the Canadian Loan of $1.1 billion.

The following table summarizes interest expense and interest paid on the Canadian Loan in the three and six months ended June 30, 2010 and the EDC Loan Facility in the three and six months ended June 30, 2009 (dollars in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest expense	$4	$26	$62	$62
Interest paid	$4	$26	$6	$6

GM Daewoo Revolving Credit Facility

In April 2010 GM Daewoo repaid KRW 250 billion (equivalent to $225 million at the time of payment) of its KRW 1.4 trillion (equivalent of $1.2 billion at the time of payment) revolving credit facility.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

German Revolving Bridge Facility

In May 2009 Old GM entered into a revolving bridge facility with the German federal government and certain German states (German Facility) with a total commitment of up to Euro 1.5 billion (equivalent to $2.1 billion when entered into). In November 2009 the debt was paid in full and extinguished.

The following table summarizes interest expense and interest paid by Old GM on the German Facility during the three and six months ended June 30, 2009 including amortization of related discounts (dollars in millions):

	Predecessor
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest expense	$3	$3
Interest paid	$—	$—

Other Debt

In March 2009 Old GM entered into an agreement to amend its $1.5 billion U.S. term loan. Because the terms of the amended U.S. term loan were substantially different than the original terms, primarily due to the revised borrowing rate, Old GM accounted for the amendment as a debt extinguishment. As a result, Old GM recorded the amended U.S. term loan at fair value and recorded a gain on the extinguishment of the original loan facility of $906 million in the six months ended June 30, 2009.

In connection with the Chapter 11 Proceedings, Old GM’s $4.5 billion secured revolving credit facility, $1.5 billion U.S. term loan and $125 million secured credit facility were paid in full on June 30, 2009. Old GM recorded a loss of $958 million in Reorganization expenses, net related to the extinguishments of the debt primarily due to the face value of the U.S. term loan exceeding the carrying amount.

Technical Defaults and Covenant Violations

Several of our loan facilities include clauses that may be breached by a change in control, a bankruptcy or failure to maintain certain financial metric limits. The Chapter 11 Proceedings and the change in control as a result of the 363 Sale triggered technical defaults in certain loans for which we have assumed the obligations. The total amount of the two loan facilities in technical default for these reasons at June 30, 2010 was $203 million. We have classified these loans as short-term debt at June 30, 2010. In July 2010 we executed an agreement with the lenders of the $150 million loan facility, which resulted in early repayment of the loan on July 26, 2010. On July 27, 2010 we executed an amendment with the lender of the second loan facility of $53 million which cured the defaults.

Two of our loan facilities had financial covenant violations at December 31, 2009 related to exceeding financial ratios limiting the amount of debt held by the subsidiaries. One of these violations was cured within the 30 day cure period through the combination of an equity injection and the capitalization of intercompany loans. In May 2010 we obtained a waiver and cured the remaining financial covenant violation on a loan facility of $70 million related to our 50% owned powertrain subsidiary in Italy.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Product Warranty Liability

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities (dollars in millions):

	Successor	Predecessor
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Beginning balance	$7,030	$8,491
Warranties issued and assumed in period	1,534	1,077
Payments	(1,711)	(1,833)
Adjustments to pre-existing warranties	67	(138)
Effect of foreign currency translation	(160)	89
Liability adjustment, net due to the deconsolidation of Saab	—	(77)

Ending balance	$6,760	$7,609

Note 15. Pensions and Other Postretirement Benefits

The following tables summarize the components of pension and other postemployment benefits (OPEB) (income) expense (dollars in millions):

	U.S. Plans
	Pension Benefits
	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Components of (income) expense
Service cost	$130	$259	$115	$233
Interest cost	1,338	2,676	1,467	2,934
Expected return on plan assets	(1,637)	(3,275)	(1,817)	(3,641)
Amortization of prior service cost (credit)	(1)	(1)	205	411
Amortization of transition obligation	—	—	—	—
Recognized net actuarial loss	—	—	338	676
Curtailments, settlements and other	—	—	1,718	1,718

Net periodic pension (income) expense	$(170)	$(341)	$2,026	$2,331

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Non-U.S. Plans
	Pension Benefits
	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Components of (income) expense
Service cost	$93	$189	$75	$151
Interest cost	295	596	289	566
Expected return on plan assets	(246)	(491)	(182)	(342)
Amortization of prior service credit	(1)	(1)	(14)	(7)
Amortization of transition obligation	—	—	1	1
Recognized net actuarial loss	3	5	99	182
Curtailments, settlements and other	53	39	66	92

Net periodic pension expense	$197	$337	$334	$643

	U.S. Plans
	Other Benefits
	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Components of (income) expense
Service cost	$5	$10	$33	$66
Interest cost	72	144	766	1,541
Expected return on plan assets	—	—	(211)	(423)
Amortization of prior service credit	—	—	(498)	(992)
Amortization of transition obligation	—	—	—	—
Recognized net actuarial loss	—	—	16	29
Curtailments, settlements and other	—	—	49	19

Net periodic OPEB expense	$77	$154	$155	$240

	Non-U.S. Plans
	Other Benefits
	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Components of (income) expense
Service cost	$8	$16	$5	$11
Interest cost	49	98	50	98
Expected return on plan assets	—	—	—	—
Amortization of prior service credit	(2)	(4)	(33)	(59)
Amortization of transition obligation	—	—	—	—
Recognized net actuarial loss	—	—	12	21
Curtailments, settlements and other	3	3	(123)	(123)

Net periodic OPEB (income) expense	$58	$113	$(89)	$(52)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Plan Amendments, Benefit Modifications and Related Events

Three and Six Months Ended June 30, 2010

Remeasurement

In the three months ended June 30, 2010 certain pension plans in GME were remeasured as part of our Goodwill impairment analysis, resulting in an increase of $388 million to Pensions and Other comprehensive loss.

Patient Protection and Affordable Care Act

The Patient Protection and Affordable Care Act was signed into law in March 2010 and contains provisions that require all future reimbursement receipts under the Medicare Part D retiree drug subsidy program to be included in taxable income. This taxable income inclusion will not significantly affect us because effective January 1, 2010 we no longer provide prescription drug coverage to post-age 65 Medicare-eligible participants and we have a full valuation allowance against our net deferred tax assets in the U.S. We have assessed the other provisions of this new law, based on information known at this time, and we believe that the new law will not have a significant effect on our consolidated financial statements.

Three and Six Months Ended June 30, 2009

The following table summarizes the significant defined benefit plan interim remeasurements, the related changes in accumulated postretirement benefit obligations (APBO), projected benefit obligations (PBO) and the associated curtailments, settlements and termination benefits recorded in the earnings of Old GM in the three and six months ended June 30, 2009 (dollars in millions):

Predecessor
Event and Remeasurement Date When Applicable	Affected Plans	Change in Discount Rate		Increase (Decrease) Since the Most Recent Remeasurement Date	Gain (Loss)
		From	To	PBO/APBO	Curtailments	Settlements	Termination Benefits and Other
2009 Special Attrition Programs — June 30	U.S. hourly defined benefit pension plan	6.15%	6.25%	$7	$(1,390)	$—	$(12)

Global salaried workforce reductions — June 1	U.S. salaried defined benefit pension plan	—	—	24	(327)	—	—

U.S. salaried benefits changes — February 1	U.S. salaried retiree life insurance plan	7.25%	7.15%	(420)	—	—	—

U.S. salaried benefits changes — June 1	U.S. salaried retiree health care program	—	—	(265)	—	—	—

2009 CAW Agreement — June 1	Canadian hourly defined benefit pension plan	6.75%	5.65%	340	—	—	(26)

2009 CAW Agreement — June 1	CAW hourly retiree healthcare plan and CAW retiree life plan	7.00%	5.80%	(143)	93	—	—

Total				$(457)	$(1,624)	$—	$(38)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 Special Attrition Programs

In February and June 2009 Old GM announced the 2009 Special Attrition Programs for eligible International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented employees, offering cash and other incentives for individuals who elected to retire or voluntarily terminate employment. In the six months ended June 2009 Old GM recorded postemployment benefit charges for 13,000 employees. Refer to Note 20 for additional information on the postemployment benefit charges.

Old GM remeasured the U.S. hourly defined benefit pension plan in June 2009 based on the 7,800 irrevocable acceptances through that date as these acceptances of the special attrition programs yielded a significant reduction in the expected future years of service of active participants.

Global Salaried Workforce Reductions

In February and June 2009 Old GM announced its intention to reduce global salaried headcount. In June 2009 Old GM remeasured the U.S. salaried defined benefit pension plan based upon an estimated significant reduction in the expected future years of service of active participants.

The U.S. salaried employee reductions related to this initiative were to be accomplished primarily through a salaried separation window program or through a severance program funded from operating cash flows. These programs were involuntary programs subject to management approval where employees were permitted to express interest in retirement or separation, for which the charges for the salaried separation window program were recorded as special termination benefits funded from the U.S. salaried defined benefit pension plan and other applicable retirement benefit plans. The costs associated with the total targeted headcount reductions expected to terminate under the programs was determined to be probable and estimable and severance charges of $250 million were recorded in the six months ended June 30, 2009. Refer to Note 20 for additional information on the involuntary severance program.

U.S. Salaried Benefits Changes

In February 2009 Old GM reduced salaried retiree life insurance benefits for U.S. salaried employees and remeasured its U.S. salaried retiree life insurance plan. In June 2009 Old GM approved and communicated negative plan amendments associated with the U.S. salaried retiree health care program, including reduced coverage and increased cost sharing. The plan was remeasured in June 2009.

In June 2009 Old GM communicated additional changes in benefits for retired salaried employees including an acceleration and further reduction in retiree life insurance, elimination of the supplemental executive life insurance benefit, and reduction in the supplemental executive retirement plan. These plan changes were contingent on completion of the 363 Sale and the effects of these amendments were included in the fresh-start remeasurements in July 2009.

2009 Revised UAW Settlement Agreement

In May 2009 Old GM and the UAW agreed to a revised settlement agreement that was related to the UAW hourly retiree medical plan and a 2008 settlement agreement that permanently shifted responsibility for providing retiree health care from Old GM to a new healthcare plan funded by the New VEBA. We and the UAW executed the revised settlement agreement on July 10, 2009 in connection with the 363 Sale. The most significant changes to the agreement, which were not yet in effect at June 30, 2009, included:

•	The implementation date changed from January 1, 2010 to the later of December 31, 2009 or the closing date of the 363 Sale, which occurred on July 10, 2009;

•	The timing of payments to the new VEBA changed as subsequently discussed;

•	The form of consideration changed as subsequently discussed;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The contribution of employer securities changed such that they were to be contributed directly to the New VEBA in connection with the successful completion of the 363 Sale;

•	Certain coverages will be eliminated and certain cost sharing provisions will increase; and

•	The flat monthly special lifetime pension benefit that was scheduled to commence on January 1, 2010 was eliminated.

There was no change to the timing of our existing internal VEBA asset transfer to the New VEBA in that the internal VEBA asset transfer was to occur within 10 business days after December 31, 2009 under both the 2008 settlement agreement and the 2009 revised settlement agreements with the UAW.

The new payment terms to the New VEBA under the 2009 revised settlement agreement, which were subject to the successful completion of the 363 Sale that had not yet occurred at June 30, 2009, were:

•	VEBA Notes of $2.5 billion plus accrued interest, at an implied interest rate of 9.0% per annum, scheduled to be repaid in three equal installments of $1.4 billion in July of 2013, 2015 and 2017;

•	260 million shares of our Series A Fixed Rate Cumulative Perpetual Preferred Stock (Series A Preferred Stock) that accrue cumulative dividends at 9.0% per annum;

•	88 million shares (17.5%) of our common stock;

•	A warrant to acquire 15 million shares (2.5%) of our common stock at $126.92 per share at any time prior to December 31, 2015;

•	Two years funding of claims costs for individuals that elected the special attrition programs announced in 2009; and

•	The existing internal VEBA assets.

Under the terms of the 2009 revised settlement agreement, we are released from UAW retiree health care claims incurred after December 31, 2009. All obligations of ours and any other entity or benefit plan of ours for retiree medical benefits for the class and the covered group arising from any agreement between us and the UAW were terminated at December 31, 2009. Our obligations to the new healthcare plan and the New VEBA are limited to the terms of the 2009 revised settlement agreement.

2009 CAW Agreement

In March 2009 Old GM announced that the members of the CAW had ratified an agreement intended to reduce manufacturing costs in Canada by closing the competitive gap with transplant automakers in the United States on active employee labor costs and reducing legacy costs through introducing co-payments for healthcare benefits, increasing employee healthcare cost sharing, freezing pension benefits, and eliminating cost of living adjustments to pensions for retired hourly workers. This agreement was conditioned on Old GM receiving longer term financial support from the Canadian and Ontario governments.

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

As a result of the termination of the employees from the former Oshawa, Ontario truck facility (Oshawa Facility), the CAW hourly retiree healthcare plan and the CAW retiree life plan were remeasured in June 2009 and a curtailment gain associated with the CAW hourly retiree healthcare plan was also recorded in the three months ended June 30, 2009.

In June 2009 GMCL and the CAW agreed to the terms of the HCT to provide retiree health care benefits to certain active and retired employees. The HCT will be implemented when certain preconditions are achieved, including certain changes to the Canadian Income Tax Act and the favorable completion of a class action process to bind existing retirees to the Trust. The latter is subject to the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement of the representative retirees and the courts. The preconditions have not been achieved and the HCT is not yet implemented at June 30, 2010. Under the terms of the HCT agreement, GMCL is obligated to make a payment of CAD $1.0 billion on the HCT implementation date which it will fund out of its CAD $1.0 billion escrow funds, and the HCT is obligated to reimburse GMCL for the cost of benefits paid for claims incurred by plan participants during the period January 1, 2010 through the implementation date. GMCL will provide a CAD $800 million note payable to the HCT on the HCT implementation date which will accrue interest at an annual rate of 7.0% with five equal annual installments of CAD $256 million due December 2014 through 2018. Concurrent with the implementation of the HCT, GMCL will be legally released from all obligations associated with the cost of providing retiree health care benefits to current employees and retired plan participants, and we will account for the termination of our CAW hourly retiree healthcare plan as a settlement, based upon the difference between the fair value of the notes and cash contributed and the health care plan obligation at the settlement date. As a result of the conditions precedent to this agreement not having yet been achieved, there was no accounting recognition for the health care trust at June 30, 2010.

Note 16. Derivative Financial Instruments and Risk Management

Risk Management

We enter and Old GM entered into a variety of foreign currency exchange, interest rate and commodity forward contracts and options to manage exposures arising from market risks resulting from changes in foreign currency exchange rates, interest rates and certain commodity prices. We do not enter into derivative transactions for speculative purposes.

Our overall financial risk management program is under the responsibility of the Risk Management Committee, which reviews and, where appropriate, approves strategies to be pursued to mitigate these risks. A risk management control framework is utilized to monitor the strategies, risks and related hedge positions, in accordance with the policies and procedures approved by the Risk Management Committee. At June 30, 2010 and June 30, 2009 we and Old GM did not have any derivatives designated in a hedge accounting relationship.

In August 2010 we changed our risk management policy. Under our prior policy we intended to reduce volatility of forecasted cash flows primarily through the use of forward contracts and swaps. The intent of the new policy is primarily to protect against risk arising from extreme adverse market movements on our key exposures and involves a shift to greater use of purchased options.

Subsequent to the 363 Sale, our ability to manage risks using derivative financial instruments was limited as most derivative counterparties were unwilling to enter into forward or swap transactions with us. In December 2009 we began purchasing commodity and foreign currency exchange options to manage these exposures. These nondesignated derivatives have original expiration terms of up to 12 months. In August 2010 we executed new agreements with counterparties that enable us to enter into forward contracts and swaps.

Counterparty Credit Risk

Derivative financial instruments contain an element of credit risk attributable to the counterparties’ ability to meet the terms of the agreements. The maximum amount of loss due to credit risk that we would incur if the counterparties to the derivative instruments failed completely to perform according to the terms of the contract was $103 million at June 30, 2010. Agreements are entered into with counterparties that allow the set-off of certain exposures in order to manage the risk. The total net derivative asset position for all counterparties with which we were in a net asset position at June 30, 2010 was $74 million.

Counterparty credit risk is managed and monitored by our Risk Management Committee, which establishes exposure limits by counterparty. At June 30, 2010 a majority of all counterparty exposures were with counterparties that were rated A or higher.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Risk Related Contingent Features

At June 30, 2010 no collateral was posted related to derivative instruments and we did not have any agreements with counterparties to derivative instruments containing covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that certain standards are violated or when a derivative instrument is in a liability position. In August 2010 we executed new agreements with counterparties that will require us to provide cash collateral for net liability positions or receive cash collateral for net asset positions that we would have with these counterparties.

Derivatives and Hedge Accounting

Our derivative instruments consist of nondesignated derivative contracts or economic hedges, including forward contracts and options that we acquired from Old GM or purchased directly from counterparties. At June 30, 2010 no outstanding derivative contracts were designated in hedging relationships. In the three and six months ended June 30, 2010 and 2009, we and Old GM accounted for changes in the fair value of all outstanding contracts by recording the gains and losses in earnings. Refer to Note 19 for additional information on the fair value measurements of our derivative instruments.

Cash Flow Hedges

We are and Old GM was exposed to certain foreign currency exchange risks associated with buying and selling automotive parts and vehicles and foreign currency exposure to long-term debt. We partially manage these risks through the use of nondesignated derivative instruments. At June 30, 2010 we did not have any financial instruments designated as cash flow hedges for accounting purposes.

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

The following table summarizes total activity in Accumulated other comprehensive income (loss) associated with cash flow hedges, primarily related to the release of previously deferred cash flow hedge gains and losses from Accumulated other comprehensive income (loss) into earnings (dollars in millions):

	Predecessor
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Foreign Currency Exchange Contracts
Sales	$(88)	$(326)
Cost of sales	—	20
Reorganization expenses, net	247	247

Total gains (losses) reclassified from accumulated other comprehensive income (loss)	$159	$(59)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Chapter 11 Proceedings, at June 1, 2009 Accumulated other comprehensive income (loss) balances of $247 million associated with previously designated financial instruments were reclassified into Reorganization expenses, net because the underlying forecasted debt and interest payments were probable not to occur. At June 30, 2009 Old GM had deferred cash flow hedge gains and losses of $409 million in Accumulated other comprehensive income (loss).

The following table summarizes gains and (losses) that were reclassified from Accumulated other comprehensive income (loss) for cash flow hedges associated with previously forecasted transactions that subsequently became probable not to occur (dollars in millions):

	Predecessor
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Sales	$(29)	$(180)
Reorganization expenses, net	247	247

Total gains (losses) reclassified from accumulated other comprehensive income (loss)	$218	$67

In connection with our investment in New Delphi, which we account for using the equity method, we record our share of New Delphi’s Other comprehensive income (loss) in Accumulated other comprehensive income (loss). In the three and six months ended June 30, 2010 we recorded cash flow hedge losses of $30 million and $15 million related to our share of New Delphi’s hedging losses.

Fair Value Hedges

We are and Old GM was subject to market risk from exposures to changes in interest rates that affect the fair value of long-term, fixed rate debt. At June 30, 2010 we did not have any financial instruments designated as fair value hedges to manage this risk.

Old GM previously used interest rate swaps designated as fair value hedges to manage certain of its exposures associated with this debt. Old GM hedged its exposures to the maturity date of the underlying interest rate exposure.

Gains and losses on derivatives designated and qualifying as fair value hedges, as well as the offsetting gains and losses on the debt attributable to the hedged interest rate risk, were recorded in Interest expense to the extent the hedge was effective. The gains and losses related to the hedged interest rate risk were recorded as an adjustment to the carrying amount of the debt. Previously recorded adjustments to the carrying amount of the debt were amortized to Interest expense over the remaining debt term. In the three and six months ended June 30, 2009 Old GM amortized previously deferred fair value hedge gains and losses of $1 million and $3 million to Interest expense.

In connection with the Chapter 11 Proceedings, at June 1, 2009 Old GM recorded basis adjustments of $18 million to the carrying amount of debt that ceased to be amortized to Interest expense. At June 1, 2009 the debt related to these basis adjustments was classified as Liabilities subject to compromise and no longer subject to interest accruals or amortization. We did not assume this debt from Old GM in connection with the 363 Sale.

Net Investment Hedges

We are and Old GM was subject to foreign currency exposure related to net investments in certain foreign operations. At June 30, 2010 we did not have any hedges of a net investment in a foreign operation.

Old GM previously used foreign currency denominated debt to hedge this foreign currency exposure. For nonderivative instruments that were designated as, and qualified as, a hedge of a net investment in a foreign operation, the effective portion of the unrealized and realized gains and losses were recorded as a Foreign currency translation adjustment in Accumulated other comprehensive income (loss). At June 30, 2009 Old GM had outstanding Euro denominated debt of $2.1 billion that qualified as a hedge of a net investment in a foreign operation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains and (losses) related to hedges of net investments in foreign operations that were recorded as a Foreign currency translation adjustment in Accumulated other comprehensive income (loss) (dollars in millions):

	Predecessor
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Effective portion of net investment hedge gains (losses)	$(133)	$(8)

Derivatives Not Designated for Hedge Accounting

Derivatives not designated in a hedging relationship, such as forward contracts, swaps, and options, are used to economically hedge certain risk exposures. Unrealized and realized gains and losses related to all of our nondesignated derivative hedges, regardless of type of exposure, are recorded in Interest income and other non-operating income, net. Derivative purchases and settlements are presented in Net cash provided by (used in) operating activities.

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

In May 2009 Old GM reached agreements with certain of the counterparties to its derivative contracts to terminate the derivative contracts prior to stated maturity. Commodity, foreign currency exchange, and interest rate forward contracts were settled for cash of $631 million, resulting in a loss of $537 million. The loss was recorded in Sales, Cost of sales and Interest expense in the amounts of $22 million, $457 million and $58 million.

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

The following table summarizes gains and (losses) recorded for nondesignated derivatives originally entered into to hedge exposures that subsequently became probable not to occur (dollars in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest income and other non-operating income, net	$—	$—	$4	$90

Commodity Derivatives

Certain raw materials, parts with significant commodity content, and energy are purchased for use in production. Exposure to commodity price risk may be managed by entering into commodity derivative instruments such as forward and option contracts. We currently manage this exposure using commodity options. At June 30, 2010, we had not entered into any commodity forward contracts.

Old GM hedged commodity price risk by entering into commodity forward and option contracts. Old GM recorded all commodity derivative gains and losses in Cost of sales.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the notional amounts of nondesignated commodity derivative contracts (units in thousands):

		Successor
		Contract Notional
Commodity	Units	June 30, 2010	December 31, 2009
Aluminum and aluminum alloy	Metric tons	205	39
Copper	Metric tons	21	4
Lead	Metric tons	36	7
Heating oil	Gallons	83,296	10,797
Natural gas	MMBTU	9,226	1,355
Natural gas	Gigajoules	1,185	150

Interest Rate Swap Derivatives

At June 30, 2010, we did not have any nondesignated interest rate swap derivatives.

Old GM previously used interest rate swap derivatives to economically hedge exposure to changes in the fair value of fixed rate debt. Gains and losses related to the changes in the fair value of these nondesignated derivatives were recorded in Interest expense.

Foreign Currency Exchange Derivatives

Foreign currency exchange derivatives are used to economically hedge exposure to foreign currency exchange risks associated with: (1) forecasted foreign currency denominated purchases and sales of vehicles and parts; and (2) variability in cash flows related to interest and principal payments on foreign currency denominated debt. At June 30, 2010 we managed foreign currency exchange risk through the use of foreign currency options and forward contracts.

The following table summarizes the total notional amounts of nondesignated foreign currency exchange derivatives (dollars in millions):

	Successor
	June 30, 2010	December 31, 2009
Nondesignated foreign currency exchange derivatives	$4,135	$6,333

Old GM recorded gains and losses related to these foreign currency exchange derivatives in: (1) Sales for derivatives that economically hedged sales of parts and vehicles; (2) Cost of sales for derivatives that economically hedged purchases of parts and vehicles; and (3) Cost of sales for derivatives that economically hedged foreign currency risk related to foreign currency denominated debt.

Other Derivatives

In September 2009 in connection with an agreement with American Axle, we received warrants to purchase 4 million shares of American Axle common stock exercisable at $2.76 per share. The fair value of the warrants on the date of receipt was recorded as a Non-current asset. Gains and losses related to these warrants were recorded in Interest income and other non-operating income, net. At June 30, 2010 the fair value of these warrants was $25 million.

On July 10, 2009 in connection with the 363 Sale, we issued warrants to MLC and the New VEBA to acquire shares of our common stock. These warrants are classified in equity and indexed to our common stock.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the UST Loan Agreement, Old GM granted warrants to the UST for 122 million shares of its common stock exercisable at $3.57 per share. Old GM recorded the warrants as a liability and recorded gains and losses related to this derivative in Interest income and other non-operating income, net. At June 30, 2009 Old GM determined that the fair value of the warrants issued to the UST was $0 as a result of the Chapter 11 Proceedings. In connection with the 363 Sale, the UST returned the warrants and they were cancelled.

Fair Value of Nondesignated Derivatives

The following table summarizes the fair value of our nondesignated derivative instruments (dollars in millions):

	Successor
	June 30, 2010		December 31, 2009
	Asset Derivatives (a)(b)	Liability Derivatives (c)(d)	Asset Derivatives (a)(b)	Liability Derivatives (c)(d)
Current Portion
Foreign currency exchange derivatives	$53	$355	$104	$568
Commodity derivatives	24	—	11	—

Total current portion	$77	$355	$115	$568

Non-Current Portion
Foreign currency exchange derivatives	$1	$15	$19	$146
Other derivatives	25	—	25	—

Total non-current portion	$26	$15	$44	$146

(a)	Recorded in Other current assets and deferred income taxes.

(b)	Recorded in Other assets.

(c)	Recorded in Accrued expenses.

(d)	Recorded in Other liabilities and deferred income taxes.

Gains and (Losses) on Nondesignated Derivatives

The following schedule summarizes gains and (losses) recorded in earnings on nondesignated derivatives (dollars in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Foreign Currency Exchange Derivatives
Sales	$—	$—	$(786)	$(726)
Cost of sales	—	—	(81)	(218)
Interest income and other non-operating income, net	(98)	30	4	90
Interest Rate Swap Derivatives
Interest expense	—	—	(52)	(38)
Commodity Derivative Contracts
Cost of sales	—	—	(200)	(334)
Interest income and other non-operating income, net	(51)	(53)	—	—
Other Derivatives
Interest income and other non-operating income, net	(8)	—	66	164

Total gains (losses) recorded in earnings	$(157)	$(23)	$(1,049)	$(1,062)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Change in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the net change in Accumulated other comprehensive income (loss) related to cash flow hedging activities (dollars in millions):

	Predecessor
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Beginning net unrealized gain (loss) on derivatives	$(241)	$(490)
Change in fair value	—	—
Reclassification to earnings	(168)	81

Ending net unrealized gain (loss) on derivatives	$(409)	$(409)

Note 17. Commitments and Contingencies

The following tables summarize information related to Commitments and contingencies (dollars in millions):

	Successor
	June 30, 2010		December 31, 2009
	Liability Recorded	Maximum Liability (a)	Liability Recorded	Maximum Liability (a)
Guarantees
Operating lease residual values (b)	$—	$71	$—	$79
Supplier commitments and other related obligations	$2	$190	$3	$43
Ally Financial commercial loans (c)	$—	$29	$2	$167
Other product-related claims	$54	$553	$54	$553

(a)	Calculated as future undiscounted payments.

(b)	Excludes residual support and risk sharing programs related to Ally Financial.

(c)	At December 31, 2009 includes $127 million related to a guarantee provided to Ally Financial in Brazil in connection with dealer floor plan financing. At December 31, 2009 this guarantee was collateralized by certificates of deposit of $127 million purchased from Ally Financial to which we have title and which are recorded in Restricted cash and marketable securities. The purchase of the certificates of deposit was funded in part by contributions from dealers for which we have recorded a corresponding deposit liability of $104 million, which was recorded in Other liabilities at December 31, 2009. In the three months ended June 30, 2010 this guarantee was terminated.

	Successor
	June 30, 2010	December 31, 2009
	Liability Recorded	Liability Recorded
Environmental liability (a)	$196	$190
Product liability	$280	$319
Liability related to contingently issuable shares	$162	$162
Other litigation-related liabilities (b)	$1,277	$1,192

(a)	Of the amounts we recorded, $29 million and $28 million were recorded in Accrued expenses at June 30, 2010 and December 31, 2009, and the remainder was recorded in Other liabilities.

(b)	Consists primarily of tax related litigation not recorded pursuant to ASC 740-10, “Income Taxes,” (ASC 740-10) as well as various non-U.S. labor related items.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

We have provided guarantees related to the residual value of certain operating leases. These guarantees terminate in years ranging from 2011 to 2035. Certain leases contain renewal options.

We have agreements with third parties that guarantee the fulfilment of certain suppliers’ commitments and other related obligations. These guarantees expire in years ranging from 2010 to 2013, or are ongoing or upon the occurrence of specific events.

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered.

We also provide payment guarantees on commercial loans made by Ally Financial and outstanding with certain third parties, such as dealers or rental car companies. These guarantees either expire in years ranging from 2010 to 2029 or are ongoing. We determined the value ascribed to the guarantees to be insignificant based on the credit worthiness of the third parties. Refer to Note 23 for additional information on guarantees that we provide to Ally Financial.

In connection with certain divestitures, we have provided guarantees with respect to benefits to be paid to former employees relating to pensions, postretirement health care and life insurance. Aside from indemnifications and guarantees related to Delphi, as subsequently discussed, it is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. No amounts have been recorded for such obligations as they are not probable or estimable at this time.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The final outcome of environmental matters cannot be predicted with certainty at this time. Accordingly, it is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition and results of operations. At June 30, 2010 we estimate that remediation losses could range from $140 million to $375 million.

Product Liability

With respect to product liability claims involving our and Old GM’s products, it is believed that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess insurance coverage. Although punitive damages are claimed in some of these lawsuits, and such claims are inherently unpredictable, accruals incorporate historic experience with these types of claims. Liabilities have been recorded for the expected cost of all known product liability claims plus an estimate of the expected cost for all product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. These amounts were recorded within Accrued expenses and Other liabilities and deferred income taxes and exclude Old GM’s asbestos claims, which are discussed separately.

In accordance with our assumption of dealer sales and service agreements, we indemnify dealers for certain product liability related claims. Our experience related to dealer indemnification obligations where we are not a party arising from incidents prior to July 10, 2009 is limited. We monitor actual claims experience for consistency with this estimate and make periodic adjustments as appropriate. Since July 10, 2009, the volume of product liability claims against us has been less than projected. In addition, as of this time due to the relatively short period for which we have been directly responsible for such claims, we have fewer pending matters than Old GM had in the past and than we expect in the future. Based on both management judgments concerning the projected number and value of both dealer indemnification obligations and product liability claims against us, we have estimated the associated liability. We have lowered our overall product liability estimate for dealer indemnifications and our exposure in the three months ended June 30, 2010 resulting in a $132 million favorable adjustment driven primarily by a lower than expected volume of claims. We expect our product liability reserve to rise in future periods as new claims arise from incidents subsequent to July 9, 2009.

Liability Related to Contingently Issuable Shares

We are obligated to issue additional shares of our common stock to MLC (Adjustment Shares) in the event that allowed general unsecured claims against MLC, as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum Adjustment Shares equate to 2% (or 10 million shares) of our common stock. The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum number of Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. We determined that it is probable that general unsecured claims allowed against MLC will ultimately exceed $35.0 billion by at least $2.0 billion. In the circumstance where estimated general unsecured claims equal $37.0 billion, under the terms of the Purchase Agreement, we would be required to issue 2.9 million Adjustment Shares to MLC.

Other Litigation-Related Liability

Various legal actions, governmental investigations, claims and proceedings are pending against us or MLC including a number of shareholder class actions, bondholder class actions and class actions under the Employee Retirement Income Security Act of 1974, as amended, and other matters arising out of alleged product defects, including asbestos-related claims; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services matters; dealer, supplier and other contractual relationships; tax-related matters not recorded pursuant to ASC 740-10 and environmental matters.

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which it is believed that losses are probable and can be reasonably estimated, the majority of which are associated with tax-related matters not recorded pursuant to ASC 740-10 as well as various non-U.S. labor-related matters. Tax related matters not recorded pursuant to ASC 740-10 are items being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alleged unpaid wage, benefit, severance, and other compensation matters. Certain South American administrative and legal proceedings are tax-related and may require that we deposit funds in escrow, such escrow deposits may range from $725 million to $900 million. Some of the matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2010. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued expenses and Other liabilities and deferred income taxes. These accrued reserves represent the best estimate of amounts believed to be our and Old GM’s liability in a range of expected losses. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our or Old GM’s financial condition, results of operations and cash flows in any particular reporting period.

Asbestos-Related Liability

In connection with the 363 Sale, MLC retained substantially all of the asbestos-related claims outstanding. At June 30, 2009 Old GM’s liability recorded for asbestos-related matters was $636 million.

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

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan, agreed to with European labor representatives, we have committed in principle to achieve specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we fail to accomplish the requirements set out under the expected final agreement, we will be required to pay certain amounts up to Euro 265 million for each of those years, and/or interest on those amounts, to our employees. Management has the intent and believes it has the ability to meet the requirements under the agreement, which we expect to be finalized during the three months ended September 30, 2010.

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

In October 2005 Old GM received notice from Delphi it would become obligated to provide benefits pursuant to the Delphi Benefit Guarantee Agreements in connection with Delphi’s commencement in October 2005 of Chapter 11 proceedings under the Bankruptcy Code. In June 2007 Old GM entered into a memorandum of understanding with Delphi and the UAW (Delphi UAW MOU) that included terms relating to the consensual triggering, under certain circumstances, of the Delphi Benefit Guarantee Agreements as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU, Old GM also agreed to pay for certain health care costs of covered Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to Old GM’s retirees and their beneficiaries, if Delphi terminated OPEB benefits. In August 2007 Old GM also entered into memoranda of understanding with Delphi and the IUE-CWA and with Delphi and the USW containing terms consistent with the comprehensive Delphi UAW MOU.

Delphi-GM Settlement Agreements

In September 2007 and as amended at various times through September 2008, Old GM entered into agreements with Delphi. In September 2008 Old GM also entered into agreements with Delphi and the UAW, IUE-CWA and the USW. All of these agreements were intended to resolve, among other items, outstanding issues between Delphi and Old GM, govern certain aspects of Old GM’s ongoing commercial relationship with Delphi, address a limited transfer of pension assets and liabilities, and address the triggering of the Delphi Benefit Guarantee Agreements. In September 2008 these agreements became effective.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon consummation of the DMDA, these agreements were terminated with limited exceptions.

Delphi Liquidity Support Agreements

Beginning in 2008 Old GM entered into various agreements and amendments to such agreements to advance a maximum of $950 million to Delphi, subject to Delphi’s continued satisfaction of certain conditions and milestones. Old GM also agreed to accelerate payment of North American payables to Delphi at various amounts up to a maximum of $300 million. As of June 30, 2009 we had advanced $700 million under these agreements. Upon consummation of the DMDA, we waived our rights to advanced amounts and accelerated payments of $850 million that became consideration to Delphi and other parties under the DMDA.

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

Delphi Charges

In the three and six months ended June 30, 2009 Old GM recorded charges of $9 million and $284 million. These charges, which were recorded in Cost of sales and Other expenses, net, reflected the best estimate of obligations associated with the various Delphi agreements.

Note 18. Income Taxes

For interim income tax reporting we estimate our annual effective tax rate and apply it to year-to-date ordinary income/loss. The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded. The effective tax rate fluctuated in the six months ended June 30, 2010 primarily as a result of changes in the mix of earnings in valuation allowance and non-valuation allowance jurisdictions.

In the three months ended June 30, 2010 income tax expense of $361 million primarily resulted from income tax provisions for profitable entities. In the six months ended June 30, 2010 income tax expense of $870 million primarily resulted from income tax provisions for profitable entities and a taxable foreign currency gain in Venezuela. As a result of the official devaluation of the Venezuelan currency in the six months ended June 30, 2010, we recorded income tax expense related to the foreign currency exchange gain on the net monetary position of our foreign currency denominated assets.

In the three and six months ended June 30, 2009 income tax benefit of $445 million and $559 million primarily resulted from resolution of a U.S. and Canada transfer pricing matter and other discrete items offset by income tax provisions for profitable entities.

Most of the tax attributes generated by Old GM and its domestic and foreign subsidiaries (net operating loss carryforwards and various income tax credits) survived the Chapter 11 Proceedings and we expect to use these tax attributes to reduce future tax liabilities. The ability to utilize certain of the U.S. tax attributes in future tax periods could be limited by Section 382(a) of the Internal

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Code. In Germany, we have net operating loss carryforwards for corporate income tax and trade tax purposes. We have received a ruling from the German tax authorities confirming the availability of those losses under the prerequisite that an agreement with the unions as to employment costs will be achieved. This ruling is subject to the outcome of infringement proceedings initiated by the European Union with respect to the German law on which the ruling is based. If the European Union proceedings have a positive outcome we will be able to utilize those losses despite the reorganizations that have taken place in Germany in 2008 and 2009. In Australia, we have net operating loss carryforwards which are now subject to meeting an annual “Same Business Test” requirement. We will assess our ability to utilize these carryforward losses annually.

We file and Old GM filed income tax returns in multiple jurisdictions, which are subject to examination by taxing authorities throughout the world. We have open tax years from 1999 to 2009 with various significant tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. Given the global nature of our operations, there is a risk that transfer pricing disputes may arise. We have continuing responsibility for Old GM’s open tax years. We record, and Old GM previously recorded, a tax benefit only for those positions that meet the more likely than not standard.

In May 2009 the U.S. and Canadian governments resolved a transfer pricing matter with Old GM, which covered the tax years 2001 through 2007. In the three months ended June 30, 2009 this resolution resulted in a tax benefit of $692 million and interest income of $229 million. Final administrative processing of the Canadian case closing occurred in late 2009, and final administrative processing of the U.S. case closing occurred in February 2010.

In June 2010, a Mexican income tax audit covering the 2002 and 2003 years was concluded and an assessment of $159 million, including tax, interest and penalties was issued. We do not agree with the assessment and intend to appeal. We believe we have adequate reserves established and collection of the assessment will be suspended during the appeal period and any subsequent proceedings through U.S. and Mexican competent authorities.

At June 30, 2010, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next 12 months.

Note 19. Fair Value Measurements

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

All derivatives are recorded at fair value. Internal models are used to value a majority of derivatives. The models use, as their basis, readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for commodities and foreign currency exchange rates. Level 2 of the valuation hierarchy includes certain foreign currency derivatives, commodity derivatives and warrants. Derivative contracts that are valued based upon models with significant unobservable market inputs, primarily estimated forward and prepayment rates, are classified in Level 3 of the valuation hierarchy. Level 3 of the valuation hierarchy includes warrants issued prior to July 10, 2009 to the UST, certain foreign currency derivatives, certain long-dated commodity derivatives and interest rate swaps with notional amounts that fluctuated over time.

The valuation of derivative liabilities takes into account our and Old GM’s nonperformance risk. For the periods presented after June 1, 2009, our and Old GM’s nonperformance risk was not observable through the credit default swap market as a result of the Chapter 11 Proceedings for Old GM and the lack of traded instruments for us. As a result, an analysis of comparable industrial companies was used to determine the appropriate credit spread which would be applied to us by market participants. In these periods, all derivatives whose fair values contained a significant credit adjustment based on our nonperformance risk were classified in Level 3 of the valuation hierarchy.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring Basis

The following tables summarize the financial instruments measured at fair value on a recurring basis (dollars in millions):

	Successor
	Fair Value Measurements on a Recurring Basis at June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
United States government and agency	$—	$2,456	$—	$2,456
Certificates of deposit	—	3,719	—	3,719
Money market funds	2,699	—	—	2,699
Commercial paper	—	7,293	—	7,293
Marketable securities
Trading securities
Equity	16	14	—	30
United States government and agency	—	12	—	12
Mortgage and asset-backed	—	29	—	29
Foreign government	—	30	—	30
Corporate debt	—	29	—	29
Available–for–sale securities
United States government and agency	—	939	—	939
Certificates of deposit	—	1,326	—	1,326
Corporate debt	—	2,366	—	2,366
Restricted cash and marketable securities
United States government and Agency	—	160	—	160
Government of Canada bonds	—	956	—	956
Money market funds	389	—	—	389
Other assets
Equity	8	—	—	8
Derivatives
Commodity	—	24	—	24
Foreign currency	—	25	29	54
Other	—	25	—	25

Total assets	$3,112	$19,403	$29	$22,544

Liabilities
Other liabilities
Options	$—	$—	$24	$24
Derivatives
Foreign currency	—	3	367	370

Total liabilities	$—	$3	$391	$394

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	Fair Value Measurements on a Recurring Basis at December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
United States government and agency	$—	$580	$—	$580
Certificates of deposit	—	2,140	—	2,140
Money market funds	7,487	—	—	7,487
Commercial paper	—	969	—	969
Marketable securities
Trading securities
Equity	15	17	—	32
United States government and agency	—	17	—	17
Mortgage and asset-backed	—	22	—	22
Foreign government	—	24	—	24
Corporate debt	—	29	—	29
Available–for–sale securities
United States government and agency	—	2	—	2
Certificates of deposit	—	8	—	8
Restricted cash
Money market funds	12,662	—	—	12,662
Government of Canada bonds	—	955	—	955
Other assets
Equity	13	—	—	13
Derivatives
Commodity	—	11	—	11
Foreign currency	—	90	33	123
Other	—	25	—	25

Total assets	$20,177	$4,889	$33	$25,099

Liabilities
Derivatives
Foreign currency	$—	$9	$705	$714

Total liabilities	$—	$9	$705	$714

Fair Value Measurements on a Recurring Basis using Level 3 Inputs

In the three months ended June 30, 2009 Old GM’s mortgage and asset-backed securities were transferred from Level 3 to Level 2 as the significant inputs used to measure fair value and quoted prices for similar instruments were determined to be observable in an active market.

For periods presented after June 1, 2009 our and Old GM’s nonperformance risk was not observable through the credit default swap market as a result of the Chapter 11 Proceedings for Old GM and the lack of traded instruments for us. As a result, foreign currency derivatives with a fair market value of $1.6 billion were transferred from Level 2 to Level 3 in the three months ended June 30, 2009.

In the six months ended June 30, 2009 Old GM determined the credit profile of certain foreign subsidiaries was equivalent to Old GM’s nonperformance risk which was observable through the credit default swap market and bond market based on prices for recent trades. Accordingly, foreign currency derivatives with a fair value of $2.1 billion were transferred from Level 3 into Level 2 in the six months ended June 30, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	Level 3 Financial Assets and Liabilities
	Mortgage- backed Securities (a)	Commodity Derivatives, Net (b)	Foreign Currency Derivatives (c)	Options (d)	Other Securities (a)	Total Net Liabilities
Balance at April 1, 2010	$—	$—	$(355)	$(21)	$—	$(376)
Total realized/unrealized gains (losses)
Included in earnings	—	—	(82)	(3)	—	(85)
Included in Accumulated other comprehensive income (loss)	—	—	20	—	—	20
Purchases, issuances, and settlements	—	—	79	—	—	79
Transfer in and/or out of Level 3	—	—	—	—	—	—

Balance at June 30, 2010	$—	$—	$(338)	$(24)	$—	$(362)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$(82)	$(3)	$—	$(85)

	Successor
	Level 3 Financial Assets and Liabilities
	Mortgage- backed Securities (a)	Commodity Derivatives, Net (b)	Foreign Currency Derivatives (c)	Options (d)	Other Securities (a)	Total Net Liabilities
Balance at January 1, 2010	$—	$—	$(672)	$—	$—	$(672)
Total realized/unrealized gains (losses)
Included in earnings	—	—	73	(3)	—	70
Included in Accumulated other comprehensive income (loss)	—	—	3	—	—	3
Purchases, issuances, and settlements	—	—	258	(21)	—	237
Transfer in and/or out of Level 3	—	—	—	—	—	—

Balance at June 30, 2010	$—	$—	$(338)	$(24)	$—	$(362)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$59	$(3)	$—	$56

	Predecessor
	Level 3 Financial Assets and Liabilities
	Mortgage- backed Securities (a)	Commodity Derivatives, Net (b)	Foreign Currency Derivatives (c)	UST Warrant (a)	Other Securities (a)	Total Net Liabilities
Balance at April 1, 2009	$44	$(13)	$—	$(66)	$14	$(21)
Total realized/unrealized gains (losses)
Included in earnings	(1)	11	—	66	(3)	73
Included in Accumulated other comprehensive income (loss)	—	—	—	—	—	—
Purchases, issuances, and settlements	(10)	2	—	—	(6)	(14)
Transfer in and/or out of Level 3	(33)	—	(1,559)	—	(5)	(1,597)

Balance at June 30, 2009	$—	$—	$(1,559)	$—	$—	$(1,559)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	Level 3 Financial Assets and Liabilities
	Mortgage- backed Securities (a)	Commodity Derivatives, Net (b)	Foreign Currency Derivatives (c)	UST Warrant (a)	Other Securities (a)	Total Net Liabilities
Balance at January 1, 2009	$49	$(17)	$(2,144)	$(164)	$17	$(2,259)
Total realized/unrealized gains (losses)
Included in earnings	(2)	13	—	164	(5)	170
Included in Accumulated other comprehensive income (loss)	—	—	—	—	—	—
Purchases, issuances, and settlements	(14)	4	—	—	(7)	(17)
Transfer in and/or out of Level 3	(33)	—	585	—	(5)	547

Balance at June 30, 2009	$—	$—	$(1,559)	$—	$—	$(1,559)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—

(a)	Realized gains (losses) and other than temporary impairments on marketable securities (including the UST warrants outstanding until the closing of the 363 Sale) are recorded in Interest income and other non-operating income, net.

(b)	Prior to July 10, 2009 realized and unrealized gains (losses) on commodity derivatives were recorded in Cost of sales. Changes in fair value are attributable to changes in base metal and precious metal prices. Beginning July 10, 2009 realized and unrealized gains (losses) on commodity derivatives are recorded in Interest income and other non-operating income, net.

(c)	Prior to July 10, 2009 realized and unrealized gains (losses) on foreign currency derivatives were recorded in the line item associated with the economically hedged item. Beginning July 10, 2009 realized and unrealized gains (losses) on foreign currency derivatives are recorded in Interest income and other non-operating income, net and foreign currency translation gains (losses) are recorded in Accumulated other comprehensive income (loss).

(d)	Realized and unrealized gains (losses) on options are recorded in Interest income and other non-operating income, net.

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

The following table summarizes the carrying amount and estimated fair value of short-term and long-term debt, including capital leases, for which it is practicable to estimate fair value (dollars in millions):

	Successor
	June 30, 2010	December 31, 2009
Carrying amount (a)	$8,161	$15,783
Fair value (a)	$7,751	$16,024

(a)	Accounts and notes receivable, net and Accounts payable (principally trade) are not included because the carrying amount approximates fair value due to their short-term nature.

Ally Financial Common and Preferred Stock

At December 31, 2009 we estimated the fair value of our investment in Ally Financial common stock using a market approach based on the average price to tangible book value multiples of comparable companies to each of Ally Financial’s Auto Finance, Commercial Finance, Mortgage, and Insurance operations to determine the fair value of the individual operations. These values were aggregated to estimate the fair value of Ally Financial common stock. At June 30, 2010 we estimated the fair value of Ally Financial

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock using a market approach that applies the average price to tangible book value multiples of comparable companies to the consolidated Ally Financial tangible book value. This approach provides our best estimate of the fair value of our investment in Ally Financial common stock at June 30, 2010 due to Ally Financial’s transition to a bank holding company and less readily available information with which to value Ally Financial’s business operations individually.

We calculated the fair value of our investment in Ally Financial preferred stock using a discounted cash flow approach. The present value of the cash flows was determined using assumptions regarding the expected receipt of dividends on Ally Financial preferred stock and the expected call date.

The following table summarizes the carrying amount and estimated fair value of Ally Financial common and preferred stock (dollars in millions):

	Successor
	June 30, 2010	December 31, 2009
Common stock
Carrying amount	$966	$970
Fair value	$1,138	$970
Preferred stock
Carrying amount	$665	$665
Fair value	$1,035	$989

Note 20. Restructuring and Other Initiatives

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

Refer to Note 21 for asset impairment charges related to our restructuring initiatives.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GM

The following table summarizes restructuring reserves (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges in the three and six months ended June 30, 2010 (dollars in millions):

	Successor
	GMNA	GMIO	GME	Total
Balance at January 1, 2010	$2,088	$7	$451	$2,546
Additions	7	—	273	280
Interest accretion and other	10	—	32	42
Payments	(243)	(3)	(37)	(283)
Revisions to estimates	(104)	—	—	(104)
Effect of foreign currency translation	24	—	(33)	(9)

Balance at March 31, 2010	1,782	4	686	2,472

Additions	21	—	207	228
Interest accretion and other	10	—	28	38
Payments	(178)	(2)	(257)	(437)
Revisions to estimates	(1)	1	(8)	(8)
Effect of foreign currency translation	(25)	—	(63)	(88)

Balance at June 30, 2010 (a)	$1,609	$3	$593	$2,205

(a)	The remaining cash payments related to these restructuring reserves primarily relate to postemployment benefits to be paid.

GMNA

GMNA recorded charges, interest accretion and other and revisions to estimates that increased the restructuring reserves by $30 million in the three months ended June 30, 2010 and decreased the restructuring reserves by $57 million in the six months ended June 30, 2010. The increase was primarily related to a Canadian hourly separation program at the Oshawa Facility in the three months ended June 30, 2010 offset by increased production capacity utilization, which resulted in the recall of idled employees to fill added shifts at multiple production sites in the six months ended June 30, 2010.

GME

GME recorded charges, and interest accretion and other and revisions to estimates of $227 million and $532 million in the three and six months ended June 30, 2010 for separation programs primarily related to the following initiatives:

•

Separation charges of $169 million and $353 million in the three and six months ended June 30, 2010 for a separation plan related to the closure of the Antwerp, Belgium facility which affected 1,300 employees in the three months ended June 30, 2010 and will affect 1,300 additional employees.

•

Separation charges of $72 million in the six months ended June 30, 2010 and revisions to estimates of $8 million to decrease the reserve in the three months ended June 30, 2010 related to separation/layoff plans and an early retirement plan in Spain which will affect 1,200 employees.

•	Separation charges of $25 million in the three months ended June 30, 2010 related to a voluntary separation program in the United Kingdom.

•

Separation charges of $11 million and $27 million and interest accretion and other of $26 million and $56 million in the three and six months ended June 30, 2010 related to previously announced programs in Germany.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dealer Wind-downs

We market vehicles worldwide through a network of independent retail dealers and distributors. As part of achieving and sustaining long-term viability and the viability of our dealer network, we determined that a reduction in the number of GMNA dealerships was necessary. At June 30, 2010 there were approximately 5,900 dealers in GMNA compared to approximately 6,500 at December 31, 2009. Certain dealers in the U.S. that had signed wind-down agreements with us elected to file for reinstatement through a binding arbitration process. In response to the arbitration filings we offered certain dealers reinstatement contingent upon compliance with our core business criteria for operation of a dealership. At June 30, 2010 the arbitration process had been fundamentally resolved.

The following table summarizes GMNA’s restructuring reserves related to dealer wind-down agreements in the three and six months ended June 30, 2010 (dollars in millions):

	Successor
	U.S.	Canada and Mexico	Total
Balance at January 1, 2010	$460	$41	$501
Additions	9	9	18
Payments	(44)	(28)	(72)
Effect of foreign currency translation	—	2	2

Balance at March 31, 2010	425	24	449

Revisions to estimates	(6)	—	(6)
Payments	(140)	(4)	(144)
Effect of foreign currency translation	—	—	—

Balance at June 30, 2010	$279	$20	$299

Old GM

The following table summarizes Old GM’s restructuring reserves (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges in the three and six months ended June 30, 2009 (dollars in millions):

	Predecessor
	GMNA	GMIO	GME	Total
Balance at January 1, 2009	$2,456	$58	$468	$2,982
Additions	411	32	10	453
Interest accretion and other	10	—	(3)	7
Payments	(398)	(32)	(33)	(463)
Revisions to estimates	(297)	9	—	(288)
Effect of foreign currency translation	(28)	(2)	(28)	(58)

Balance at March 31, 2009	2,154	65	414	2,633

Additions	1,424	29	9	1,462
Interest accretion and other	5	—	13	18
Payments	(571)	(55)	(30)	(656)
Revisions to estimates	(98)	—	—	(98)
Effect of foreign currency translation	79	10	29	118

Balance at June 30, 2009	$2,993	$49	$435	$3,477

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMNA recorded charges, interest accretion and other and revisions to estimates that increased the restructuring reserves by $1.3 billion and $1.5 billion for the three and six months ended June 30, 2009 for separation programs related to the following initiatives:

•

Supplemental Unemployment Benefit (SUB) and Transitional Support Program (TSP) related charges in the U.S. of $707 million for the three months ended June 30, 2009 recorded as an additional liability determined by an actuarial analysis at the implementation of the SUB and TSP and related suspension of the JOBS Program, Old GM’s job security provision in the collective bargaining agreement with the UAW to continue paying idled employees certain wages and benefits.

•

Postemployment benefit charges in the U.S. of $529 million and $825 million for the three and six months ended June 30, 2009 related to 13,000 hourly employees who participated in the 2009 Special Attrition Programs.

•

Separation charges of $135 million and $250 million for the three and six months ended June 30, 2009 for a U.S. salaried severance program to allow terminated employees to receive ongoing wages and benefits for up to 12 months.

•

Revisions to estimates to decrease the reserve by $98 million and $395 million for the three and six months ended June 30, 2009 primarily related to $335 million for the six months ended June 30, 2009 for the suspension of the JOBS Program and $79 million and $136 million for the three and six months ended June 30, 2009 for estimated future wages and benefits due to employees who participated in the 2009 Special Attrition Programs; offset by a net increase of $86 million for the six months ended June 30, 2009 related to Canadian salaried workforce reductions and other restructuring initiatives in Canada.

•	Postemployment benefit charges in Canada of $38 million for the three months ended June 30, 2009 related to 380 hourly employees who participated in a special attrition program at the Oshawa Facility.

GMIO recorded charges and revisions to estimates of $29 million and $70 million in the three and six months ended June 30, 2009 primarily related to separation programs in South America and Australia.

GME recorded charges, interest accretion and other and revisions to estimates of $22 million and $29 million in the three and six months ended June 30, 2009 for separation programs primarily related to early retirement programs in Germany and previously announced programs in Germany and Belgium.

Dealer Wind-downs

The following table summarizes Old GM’s restructuring reserves related to dealer wind-down agreements in the three months ended June 30, 2009 (dollars in millions):

Canada
Balance at April 1, 2009	$—
Additions	120
Payments	—
Effect of foreign currency translation	—

Balance at June 30, 2009	$120

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21. Impairments

The following table summarizes impairment charges (dollars in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
GMNA
Product-specific tooling assets	$—	$—	$—	$278
Cancelled powertrain programs	—	—	—	42
Equity and cost method investments (other than Ally Financial)	—	—	—	28
Vehicles leased to rental car companies	—	—	—	11

Total GMNA impairment charges	—	—	—	359
GMIO
Product-specific tooling assets	—	—	—	7
Other long-lived assets	—	—	2	2

Total GMIO impairment charges	—	—	2	9
GME
Product-specific tooling assets	—	—	237	237
Vehicles leased to rental car companies	6	15	17	34

Total GME impairment charges	6	15	254	271
Corporate
Other than temporary impairment charges on debt and equity securities (a)	—	—	3	11
Automotive retail leases	—	—	—	16

Total Corporate impairment charges	—	—	3	27

Total impairment charges	$6	$15	$259	$666

(a)	Refer to Note 5 and Note 19 for additional information on marketable securities and financial instruments measured at fair value on a recurring basis. Other than temporary impairment charges on debt and equity securities were recorded in Interest income and other non-operating income, net.

The following tables summarize assets measured at fair value (all of which utilized Level 3 inputs) on a nonrecurring basis subsequent to initial recognition (dollars in millions):

GM

GME

	Successor
		Fair Value Measurements Using
	Three Months Ended June 30, 2010 (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended June 30, 2010 Total Losses
Vehicles leased to rental car companies	$563	—	—	$563	$(6)

(a)	Amounts represent the fair value measure during the period.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
		Fair Value Measurements Using
	Six Months Ended June 30, 2010 (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2010 Total Losses
Vehicles leased to rental car companies	$537-563	—	—	$537-563	$(15)

(a)	Amounts represent the fair value range of measures during the period.

Vehicles leased to rental car companies were adjusted to their fair value at the time of impairment, resulting in impairment charges of $6 million and $15 million in the three and six months ended June 30, 2010. Fair value measurements utilized projected cash flows which primarily consist of vehicle sales at auction.

Old GM

	Predecessor
		Fair Value Measurements Using
	Three Months Ended June 30, 2009 (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended June 30, 2009 Total Losses
Product-specific tooling assets	$—	—	—	$—	$(237)
Other long-lived assets	$—	—	—	$—	(2)
Vehicles leased to rental car companies	$543	—	—	$543	(17)

Total					$(256)

(a)	Amounts represent the fair value measure during the period.

	Predecessor
		Fair Value Measurements Using
	Six Months Ended June 30, 2009 (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Six Months Ended June 30, 2009 Total Losses
Product-specific tooling assets	$0-85	—	—	$0-85	$(522)
Cancelled powertrain programs	$—	—	—	$—	(42)
Other long-lived assets	$—	—	—	$—	(2)
Equity and cost method investments (other than Ally Financial)	$—	—	—	$—	(28)
Vehicles leased to rental car companies	$543-2,057	—	—	$543-2,057	(45)
Automotive retail leases	$1,519	—	—	$1,519	(16)

Total					$(655)

(a)	Amounts represent the fair value measure (or range of measures) during the period.

GMNA

Product-specific tooling assets were adjusted to their fair value at the time of impairment, resulting in impairment charges of $278 million in the six months ended June 30, 2009. Fair value measurements utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to the assets involved.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cancelled powertrain programs were adjusted to their fair value at the time of impairment, resulting in impairment charges of $42 million in the six months ended June 30, 2009. Fair value measurements utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to the assets involved.

CAMI Automotive, Inc. (CAMI), at the time an equity method investee, was adjusted to its fair value, resulting in an impairment charge of $28 million in the six months ended June 30, 2009. The fair value measurement utilized projected cash flows discounted at a rate commensurate with the perceived business risks related to the investment. In March 2009 Old GM determined that due to changes in contractual arrangements, CAMI became a VIE and Old GM was the primary beneficiary, and therefore CAMI was consolidated. In December 2009 we acquired the remaining noncontrolling interest of CAMI from Suzuki for $100 million increasing our ownership interest from 50% to 100%. As a result of this acquisition, CAMI became a wholly-owned subsidiary.

Vehicles leased to rental car companies were adjusted to their fair value at the time of impairment, resulting in impairment charges of $11 million in the six months ended June 30, 2009. Fair value measurements utilized projected cash flows which primarily consist of vehicle sales at auction.

GMIO

Product-specific tooling assets were adjusted to their fair value at the time of impairment, resulting in impairment charges of $7 million in the six months ended June 30, 2009. Fair value measurements utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to the assets involved.

Other long-lived assets were adjusted to their fair value at the time of impairment, resulting in impairment charges of $2 million in the three months ended June 30, 2009. Fair value measurements utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to the assets involved.

GME

Product-specific tooling assets were adjusted to their fair value at the time of impairment, resulting in impairment charges of $237 million in the three months ended June 30, 2009. Fair value measurements utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to the assets involved.

Vehicles leased to rental car companies were adjusted to their fair value at the time of impairment, resulting in impairment charges of $17 million and $34 million in the three and six months ended June 30, 2009. Fair value measurements utilized projected cash flows which primarily consist of vehicle sales at auction.

Corporate

Automotive retail leases were adjusted to their fair value at the time of impairment, resulting in impairment charges of $16 million in the six months ended June 30, 2009. Fair value measurements utilized discounted projected cash flows from lease payments and anticipated future auction proceeds.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Cancellations

The following table summarizes contract cancellation charges primarily related to the cancellation of product programs (dollars in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
GMNA	$5	$36	$29	$157
GMIO	—	—	—	8
GME	—	—	4	12

Total contract cancellation charges	$5	$36	$33	$177

Note 22. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share have been computed by dividing Net income (loss) attributable to common stockholders by the weighted average number of shares outstanding in the period.

The following table summarizes basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Basic
Net income (loss) attributable to common stockholders (a)	$2.67	$4.40	$(21.12)	$(30.91)
Weighted-average common shares outstanding	500	500	611	611
Diluted
Net income (loss) attributable to common stockholders (a)	$2.55	$4.21	$(21.12)	$(30.91)
Weighted-average common shares outstanding	522	522	611	611

(a)	The three and six months ended June 30, 2010 includes accumulated but undeclared dividends of $34 million on our Series A Preferred Stock, which decreases Net income attributable to common stockholders.

GM

In the three and six months ended June 30, 2010 diluted earnings per share included the potential effect of the assumed exercise of certain warrants to acquire shares of our common stock. The number of shares of common stock, assuming the exercise of the warrants, that were excluded in the computation of diluted earnings per share under the treasury stock method was 68 million in the three and six months ended June 30, 2010. The number of shares of common stock, assuming the exercise of the warrants, that were included in the computation of diluted earnings per share under the treasury stock method was 22 million in the three and six months ended June 30, 2010. The number of shares of common stock that were excluded in the computation of diluted earnings per share because the effect was antidilutive was 15 million in the three and six months ended June 30, 2010.

At June 30, 2010 the Adjustment Shares were excluded from the computation of basic and diluted earnings per share as the condition that would result in the issuance of the Adjustment Shares was not satisfied. At June 30, 2010 we believe it is probable that these claims will exceed $35.0 billion, but it is still possible they will not. The Adjustment Shares may, however, be dilutive in the future. Refer to Note 17 for additional information on the Adjustment Shares.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have granted restricted stock units and salary stock to certain global executives. As these awards will be payable in cash if settled prior to six months after a completion of a successful initial public offering, the restricted stock and salary stock awards are excluded from the computation of diluted earnings per share. At June 30, 2010 6 million restricted stock units were outstanding.

Old GM

Due to Old GM’s net losses in the three and six months ended June 30, 2009, the assumed exercise of stock options and warrants had an antidilutive effect and therefore was excluded from the computation of diluted loss per share. The number of such options and warrants not included in the computation of diluted loss per share was 208 million in the three and six months ended June 30, 2009.

No shares potentially issuable to satisfy the in-the-money amount of Old GM’s convertible debentures have been included in the computation of diluted income (loss) per share in the three and six months ended June 30, 2009 as the conversion options in various series of convertible debentures were not in-the-money.

Note 23. Transactions with Ally Financial

Old GM entered into various operating and financing arrangements with Ally Financial. In connection with the 363 Sale, we assumed the terms and conditions of these agreements as more fully discussed in our 2009 Form 10-K. The following tables describe the financial statement effects of and maximum obligations under these agreements (dollars in millions):

	Successor
	June 30, 2010	December 31, 2009
Operating lease residuals
Residual support (a)
Liabilities (receivables) recorded	$(18)	$369
Maximum obligation	$881	$1,159
Risk sharing (a)
Liabilities recorded	$401	$366
Maximum obligation	$1,080	$1,392
Note payable to Ally Financial (b)	$35	$35
Vehicle repurchase obligations (c)
Maximum obligations	$15,881	$14,058
Fair value of guarantee	$34	$46

(a)	Represents liabilities (receivables) recorded and maximum obligations for agreements entered into prior to December 31, 2008. Agreements entered into in 2010 and 2009 do not include residual support or risk sharing programs. During the six months ended June 30, 2010 favorable adjustments of $0.4 billion were recorded in the U.S. due to increases in estimated residual values.

(b)	Ally Financial retained an investment in a note, which is secured by certain automotive retail leases.

(c)	In May 2009 Old GM and Ally Financial agreed to expand Old GM’s repurchase obligations for Ally Financial financed inventory at certain dealers in Europe, Asia, Brazil and Mexico. In November 2008 Old GM and Ally Financial agreed to expand Old GM’s repurchase obligations for Ally Financial financed inventory at certain dealers in the United States and Canada. The maximum potential amount of future payments required to be made under this guarantee would be based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock. The total exposure of repurchased vehicles would be reduced to the extent vehicles are able to be resold to another dealer. The fair value of the guarantee considers the likelihood of dealers terminating and the estimated loss exposure for the ultimate disposition of vehicles.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Marketing incentives and operating lease residual payments (a)	$204	$511	$435	$601
Exclusivity fee revenue	$25	$50	$25	$50
Royalty income	$3	$7	$6	$8

(a)	Payments to Ally Financial related to U.S. marketing incentive and operating lease residual programs. Excludes payments to Ally Financial related to the contractual exposure limit.

Balance Sheet

The following table summarizes the balance sheet effects of transactions with Ally Financial (dollars in millions):

	Successor
	June 30, 2010	December 31, 2009
Assets
Accounts and notes receivable, net (a)	$698	$404
Restricted cash and marketable securities (b)	$—	$127
Other assets (c)	$27	$27
Liabilities
Accounts payable (d)	$100	$131
Short-term debt and current portion of long-term debt (e)	$893	$1,077
Accrued expenses and other liabilities (f)	$712	$817
Long-term debt (g)	$50	$59
Other non-current liabilities (h)	$154	$383

(a)	Represents wholesale settlements due from Ally Financial, amounts owed by Ally Financial with respect to automotive retail leases and receivables for exclusivity fees and royalties.

(b)	Represents certificates of deposit purchased from Ally Financial that are pledged as collateral for certain guarantees provided to Ally Financial in Brazil in connection with dealer floor plan financing.

(c)	Primarily represents distributions due from Ally Financial on our investments in Ally Financial preferred stock.

(d)	Primarily represents amounts billed to us and payable related to incentive programs.

(e)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest. In addition, it includes borrowing arrangements with various foreign locations and arrangements related to Ally Financial’s funding of company-owned vehicles, rental car vehicles awaiting sale at auction and funding of the sale of vehicles to which title is retained while the vehicles are consigned to Ally Financial or dealers, primarily in the United Kingdom. Financing remains outstanding until the title is transferred to the dealers. This amount also includes the short-term portion of a note payable related to automotive retail leases.

(f)	Primarily represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial in North America. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to Ally Financial to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and amounts owed under lease pull-ahead programs. In addition it includes interest accrued on the transactions in (e) above.

(g)	Primarily represents the long-term portion of term loans from Ally Financial to certain consolidated dealerships.

(h)	Primarily represents long-term portion of liabilities for marketing incentives on vehicles financed by Ally Financial.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations

The following table summarizes the income statement effects of transactions with Ally Financial (dollars in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net sales and revenue (reduction) (a)	$(68)	$(211)	$(5)	$177
Cost of sales and other expenses (b)	$5	$29	$103	$179
Interest income and other non-operating income, net (c)	$58	$116	$85	$159
Interest expense (d)	$58	$118	$50	$95
Servicing expense (e)	$1	$2	$7	$16
Derivative gains (losses) (f)	$—	$—	$(1)	$(2)

(a)	Primarily represents the increase (reduction) in net sales and revenues for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial. This includes the estimated amount of residual support accrued under residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to Ally Financial to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to Ally Financial for employee and governmental lease programs and third party resale purposes.

(b)	Primarily represents cost of sales on the sale of vehicles to Ally Financial for employee and governmental lease programs and third party resale purposes. Also includes miscellaneous expenses on services performed by Ally Financial.

(c)	Represents income on investments in Ally Financial preferred stock and Preferred Membership Interests, exclusivity and royalty fee income and reimbursements by Ally Financial for certain services provided to Ally Financial. Included in this amount is rental income related to Ally Financial’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires in November 2016.

(d)	Represents interest incurred on term loans, notes payable and wholesale settlements.

(e)	Represents servicing fees paid to Ally Financial on certain automotive retail leases.

(f)	Represents amounts recorded in connection with a derivative transaction entered into with Ally Financial as the counterparty.

Note 24. Transactions with MLC

We and MLC entered into a Transition Services Agreement (TSA), as more fully discussed in our 2009 Form 10-K. The following tables describe the financial statement effects of the transactions with MLC.

Statement of Operations

The following table summarizes the income statement effects of transactions with MLC (dollars in millions):

	Successor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Cost of sales (a)	$8	$14

(a)	Primarily related to royalty income from MLC.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet

The following table summarizes the balance sheet effects of transactions with MLC (dollars in millions):

	Successor
	June 30, 2010	December 31, 2009
Accounts and notes receivable, net (a)	$11	$16
Other assets	$1	$1
Accounts payable (b)	$24	$59
Accrued expenses and other liabilities	$—	$(1)

(a)	Primarily related to royalty income from MLC and services provided under the TSA.

(b)	Primarily related to the purchase of component parts.

Cash Flow

The following table summarizes the cash flow effects of transactions with MLC (dollars in millions):

Successor
Six Months Ended June 30, 2010
Operating (a)	$(112)
Financing (b)	$4

(a)	Primarily includes payments to and from MLC related to the purchase and sale of component parts.

(b)	Payments received from (funding provided to) a facility in Strasbourg, France, that MLC retained. The terms do not permit additional funding after July 31, 2010. At June 30, 2010 we reserved $12 million against the advanced amounts.

Note 25. Segment Reporting

We develop, produce and market cars, trucks and parts worldwide. We do so through our three segments: GMNA, GMIO and GME.

In the three months ended June 30, 2010 we changed our managerial reporting structure so that certain entities geographically located within Russia and Uzbekistan were transferred from our GME segment to our GMIO segment. We have revised the segment presentation for all periods presented.

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
• Chevrolet

At June 30, 2010 we also had equity ownership stakes directly or indirectly through various regional subsidiaries, including GM Daewoo, SGM, SGMW, FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM) and HKJV. These companies design, manufacture and market vehicles under the following brands:

• Buick	• Daewoo	• GMC	• Jiefang
• Cadillac	• FAW	• Holden	• Wuling
• Chevrolet

Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, certain nonsegment specific revenues and expenses, including costs related to the Delphi Benefit Guarantee Agreements and a portfolio of automotive retail leases.

All intersegment balances and transactions have been eliminated in consolidation.

	Successor
	GMNA	GMIO	GME	Eliminations	Corporate	Total
At and For the Three Months Ended June 30, 2010
Sales
External customers	$19,457	$7,891	$5,783	$—	$—	$33,131
Intersegment	809	721	261	(1,791)	—	—
Other revenue	—	—	—	—	43	43

Total net sales and revenue	$20,266	$8,612	$6,044	$(1,791)	$43	$33,174

Earnings (loss) attributable to stockholders before interest and income taxes	$1,592	$672	$(160)	$(42)	$(29)	$2,033

Interest income					114	114
Interest expense					250	250
Income tax expense (benefit)					361	361

Net income (loss) attributable to stockholders					$(526)	$1,536

Equity in net assets of nonconsolidated affiliates	$1,991	$6,270	$7	$—	$28	$8,296
Total assets	$79,258	$27,549	$17,640	$(32,427)	$39,879	$131,899
Depreciation, amortization and impairment	$1,082	$220	$359	$—	$15	$1,676
Equity income, net of tax	$41	$365	$4	$—	$1	$411

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	GMNA	GMIO	GME	Eliminations	Corporate	Total
For the Six Months Ended June 30, 2010
Sales
External customers	$37,965	$15,431	$11,157	$—	$—	$64,553
Intersegment	1,587	1,233	348	(3,168)	—	—
Other revenue	—	—	—	—	97	97

Total net sales and revenue	$39,552	$16,664	$11,505	$(3,168)	$97	$64,650

Earnings (loss) attributable to stockholders before interest and income taxes	$2,810	$1,838	$(637)	$(30)	$(124)	$3,857

Interest income					204	204
Interest expense					587	587
Income tax expense (benefit)					870	870

Net income (loss) attributable to stockholders					$(1,377)	$2,604

Depreciation, amortization and impairment	$2,223	$420	$744	$—	$66	$3,453
Equity income, net of tax	$75	$727	$11	$—	$1	$814

	Predecessor
	GMNA	GMIO	GME	Eliminations	Corporate	Total
For the Three Months Ended June 30, 2009
Sales
External customers	$11,177	$5,166	$6,582	$—	$—	$22,925
Intersegment	268	238	63	(569)	—	—
Other revenue	—	—	—	—	122	122

Total net sales and revenue	$11,445	$5,404	$6,645	$(569)	$122	$23,047

Earnings (loss) attributable to stockholders before interest and income taxes	$(7,026)	$(660)	$(757)	$38	$(1,657)	$(10,062)

Interest income					87	87
Interest expense					3,375	3,375
Income tax expense (benefit)					(445)	(445)

Net income (loss) attributable to stockholders					$(4,500)	$(12,905)

Depreciation, amortization and impairment	$2,620	$295	$834	$—	$15	$3,764
Equity income (loss), net of tax	$(225)	$218	$4	$1	$—	$(2)
Equity in income of and disposition of interest in Ally Financial	$—	$—	$—	$—	$1,880	$1,880
Significant noncash charges (gains)
Gain on conversion of UST Ally Financial Loan	$—	$—	$—	$—	$(2,477)	$(2,477)
Loss on extinguishment of UST Ally Financial Loan	—	—	—	—	1,994	1,994
Impairment charges related to long-lived assets	—	2	237	—	—	239

Total significant noncash charges	$—	$2	$237	$—	$(483)	$(244)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMNA	GMIO	GME	Eliminations	Corporate	Total
For the Six Months Ended June 30, 2009
Sales
External customers	$22,989	$10,359	$11,809	$—	$—	$45,157
Intersegment	775	796	137	(1,708)	—	—
Other revenue	—	—	—	—	321	321

Total net sales and revenue	$23,764	$11,155	$11,946	$(1,708)	$321	$45,478

Earnings (loss) attributable to stockholders before interest and income taxes	$(10,452)	$(699)	$(2,711)	$64	$(1,209)	$(15,007)

Interest income					173	173
Interest expense					4,605	4,605
Income tax expense (benefit)					(559)	(559)

Net income (loss) attributable to stockholders					$(5,082)	$(18,880)

Depreciation, amortization and impairment	$4,322	$469	$1,377	$—	$136	$6,304
Equity income (loss), net of tax	$(284)	$326	$4	$—	$—	$46
Equity in income of and disposition of interest in Ally Financial	$—	$—	$—	$—	$1,380	$1,380
Significant noncash charges (gains)
Gain on conversion of UST Ally Financial Loan	$—	$—	$—	$—	$(2,477)	$(2,477)
Loss on extinguishment of UST Ally Financial Loan	—	—	—	—	1,994	1,994
Gain on extinguishment of debt	—	—	—	—	(906)	(906)
Impairment charges related to equipment on operating leases	11	—	34	—	16	61
Impairment charges related to long-lived assets	320	9	237	—	—	566
Impairment charges related to investment in CAMI	28	—	—	—	—	28

Total significant noncash charges	$359	$9	$271	$—	$(1,373)	$(734)

Note 26. Subsequent Events

Sale of Nexteer

On July 7, 2010 we entered into a definitive agreement to sell Nexteer to an unaffiliated party. The transaction is subject to customary closing conditions, regulatory approvals and review by government agencies in the U.S. and China. At June 30, 2010 Nexteer had total assets of $906 million, total liabilities of $458 million, and recorded revenue of $1.0 billion in the six months ended June 30, 2010, of which $543 million were sales to us and our affiliates. Nexteer did not qualify for held for sale classification at June 30, 2010. Once consummated, we do not expect the sale of Nexteer to have a material effect on the condensed consolidated financial statements.

Acquisition of AmeriCredit Corp.

On July 21, 2010 we entered into a definitive agreement to acquire AmeriCredit Corp. (AmeriCredit), an independent automobile finance company, for cash of approximately $3.5 billion. This acquisition will allow us to provide a more complete range of financing options to our customers including additional capabilities in leasing and non-prime financing options. At June 30, 2010 AmeriCredit had total assets of $9.9 billion, total liabilities of $7.5 billion, and recorded revenue of $1.5 billion in the year ended June 30, 2010. The transaction is expected to close in the fourth quarter of 2010.

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

Presentation and Estimates

Basis of Presentation

We analyze the results of our business through our three segments, namely General Motors North America (GMNA), General Motors International Operations (GMIO), and General Motors Europe (GME).

In the three months ended June 30, 2010 we changed our managerial reporting structure so that certain entities geographically located within Russia and Uzbekistan were transferred from our GME segment to our GMIO segment. We have revised the segment presentation for all periods presented.

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

OVERVIEW

Our Company

General Motors Company was formed by The United States Department of the Treasury (UST) in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation (363 Sale) on July 10, 2009 and changed its name to General Motors Company, is sometimes referred to in this Quarterly Report on Form 10-Q for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM,” and is the successor entity solely for accounting and financial reporting purposes (Successor). General Motors Corporation is sometimes referred to in this Quarterly Report on Form 10-Q, for the periods on or before July 9, 2009, as “Old GM.” Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to the agreement with the SEC Staff, the accompanying unaudited condensed consolidated interim financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes (Predecessor). On July 10, 2009 in connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Corporation (MLC). MLC continues to exist as a distinct legal entity for the sole purpose of liquidating its remaining assets and liabilities.

We are a leading global automotive company. Our vision is to design, build and sell the world’s best vehicles. Our business is diversified across products and geographic markets, with operations and sales in over 120 countries. We assemble our passenger cars, crossover vehicles, light trucks, sport utility vehicles, vans and other vehicles in 71 assembly facilities worldwide and have 87 additional global manufacturing facilities. With a global network of over 21,700 independent dealers we meet the local sales and service needs of our retail and fleet customers. In 2009, we and Old GM sold 7.5 million vehicles, representing 11.6% of total vehicle

GENERAL MOTORS COMPANY AND SUBSIDIARIES

sales worldwide. Approximately 72% of our and Old GM’s vehicle sales volume was generated outside the United States, including 38.7% from emerging markets, such as Brazil, Russia, India and China (collectively BRIC), which have recently experienced the industry’s highest volume growth.

Our business is organized into three geographically-based segments:

•

GMNA, with manufacturing and distribution operations in the U.S., Canada and Mexico and distribution operations in Central America and the Caribbean, represented 33.2% of our and Old GM’s total 2009 vehicle sales volume. In North America, we sell our vehicles through four brands — Chevrolet, GMC, Buick and Cadillac — which are manufactured at plants across the U.S., Canada and Mexico and imported from other GM regions. In 2009, GMNA had the largest market share of any competitor in this market at 19.0%.

•

GMIO, with manufacturing and distribution operations in Asia-Pacific, South America, Russia, the Commonwealth of Independent States, Eastern Europe, Africa and the Middle East, is our largest segment by vehicle sales volume, and represented 44.5% of our and Old GM’s total 2009 vehicle sales volume including sales through our joint ventures. In these regions, we sell our vehicles under the Buick, Cadillac, Chevrolet, Daewoo, FAW, GMC, Holden, Isuzu, Jiefang, Opel and Wuling brands, and we plan to commence sales under the Baojun brand in 2011. In 2009, GMIO had the second largest market share for this market at 10.2% and the number one market share across the BRIC markets. Approximately 54.9% of GMIO’s volume is from China, where, primarily through our joint ventures, we had the number one market share at 13.3% in 2009. Our Chinese operations are primarily comprised of three joint ventures: Shanghai General Motors Co., Ltd. (SGM; of which we own 49%), SAIC-GM-Wuling Automobile Co., Ltd. (SGMW; of which we own 34%) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM; of which we own 50%).

•

GME, with manufacturing and distribution operations across Western and Central Europe, represented 22.3% of our and Old GM’s total 2009 vehicle sales volume. In Western and Central Europe, we sell our vehicles under the Opel and Vauxhall (U.K. only) brands, which are manufactured in Europe, and under the Chevrolet brand, which is imported from South Korea where it is manufactured by GM Daewoo Auto & Technology, Inc. (GM Daewoo) of which we own 70.1%. In 2009, GME had the number five market share in this market, at 8.9%.

We offer a global vehicle portfolio of cars, crossovers and trucks. We are committed to leadership in vehicle design, quality, reliability, telematics (wireless voice and data) and infotainment and safety, as well as to developing key energy efficiency, energy diversity and advanced propulsion technologies, including electric vehicles with range extending capabilities such as the new Chevrolet Volt.

Our company commenced operations on July 10, 2009 when we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Old GM through a 363 Sale under the U.S. Bankruptcy Code (Bankruptcy Code). As a result of the 363 Sale and other recent restructuring and cost savings initiatives, we have improved our financial position and level of operational flexibility as compared to Old GM when it operated the business. We commenced operations upon completion of the 363 Sale with a total amount of debt and other liabilities at July 10, 2009 that was $92.7 billion less than Old GM’s total amount of debt and other liabilities at July 9, 2009. We reached a competitive labor agreement with our unions, began restructuring our dealer network and reduced and refocused our brand strategy in the U.S. to our four brands. Although our U.S. and non-U.S. pension plans were underfunded by $17.1 billion and $10.3 billion at December 31, 2009, we have a strong balance sheet, with available liquidity (cash, cash equivalents and marketable securities) of $31.5 billion and an outstanding debt balance of $8.2 billion at June 30, 2010.

In recent quarters, we achieved profitability. Our results for the three months ended March 31 and June 30, 2010 included net income of $1.2 billion and $1.6 billion. We had a net loss of $3.8 billion, which included a settlement loss of $2.6 billion related to the 2009 revised UAW settlement agreement, for the period from July 10, 2009 to December 31, 2009. We reported revenue of $31.5 billion and $33.2 billion in the three months ended March 31 and June 30, 2010, representing 40.3% and 43.9% year-over-year increases as compared to Old GM’s revenue for the corresponding periods. For the period from July 10, 2009 to December 31, 2009, our revenue was $57.5 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our Competitive Strengths

We believe the following strengths provide us with a foundation for profitability, growth and execution on our strategic vision to design, build and sell the world’s best vehicles:

•

Global presence, scale and dealer network. We are currently the world’s second largest automaker based on vehicle sales volume and, as a result of our relative market positions in GMNA and GMIO, are positioned to benefit from future growth resulting from economic recovery in developed markets and continued secular growth in emerging markets. In 2009, we and Old GM sold 7.5 million vehicles in over 120 countries and generated $104.6 billion in revenue. We operate a global distribution network with over 21,700 independent dealers, and we maintain 10 design centers, 30 engineering centers, and eight science labs around the world. Our presence and scale enable us to deploy our purchasing, research and development, design, engineering, marketing and distribution resources and capabilities globally across our vehicle production base. For example, we have budgeted approximately $13.0 billion for engineering and capital expenditures in 2010, which will fund the development and production of our products globally.

•

Market share in emerging markets, such as China and Brazil. Across the BRIC markets, we and Old GM had the industry-leading market share of 12.7% in 2009 based on vehicle sales volume, which has grown from a 9.8% share in 2004. In China, the fastest growing global market by volume of vehicles sold, through our joint ventures we had the number one market position with a share of 13.3% based on vehicle sales volume in 2009. We also held the third largest market share in Brazil at 19.0% in 2009. We established a presence in Brazil in 1925 and in China in 1997 and have substantial operating experience in these markets.

•

Portfolio of high-quality vehicles. Our global portfolio includes vehicles in most key segments, with 31 nameplates in the U.S. and another 179 nameplates internationally. Our and Old GM’s long-term investment over the last decade in our product portfolio has resulted in successful recent vehicle launches such as the Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX. Sales of these vehicles have had higher transaction prices than the products they replaced and have increased vehicle segment market shares. These vehicles also have had higher residual values. The design, quality, reliability and safety of our vehicles has been recognized worldwide by a number of third parties, including the following:

•

In the U.S., we have three of the top five most dependable models in the industry according to the 2010 J.D. Power Vehicle Dependability Study as well as leading the industry with the most segment leading models in both the 2010 J.D. Power Initial Quality Survey and the 2010 J.D. Power Vehicle Dependability Study;

•	All of our recently introduced U.S. models are Consumers Digest Best Buys;

•	In Europe, the Car of the Year Organizing Committee named the Opel Insignia the 2009 European Car of the Year;

•	In China, the Chinese Automotive Media Association named the new Buick LaCrosse the 2009 Car of the Year; and

•	In Brazil, AutoEsporte Magazine named the Chevrolet Agile the 2010 Car of the Year.

•

Commitment to new technologies. We have invested in a diverse set of new technologies designed to meet customer needs around the world. Our research and product development efforts in the areas of energy efficiency and energy diversity have been focused on advanced and alternative propulsion and fuel efficiency. For example, the Chevrolet Volt will use lithium-ion battery technology to achieve a 40 mile range on plug-in battery power only, and when the Volt’s battery runs low, an onboard gasoline-powered engine/generator will extend its driving range another 300 miles on a full tank of gas. Our investment in telematics and infotainment technology enables us to provide through OnStar a service offering that creates a connection to the customer and a platform for future infotainment initiatives.

•

Competitive cost structure in GMNA. We have substantially completed the restructuring of our North American operations, which has reduced our cost base and improved our capacity utilization and product line profitability. We accomplished this through brand rationalization, ongoing dealer network optimization, salaried and hourly headcount reductions, labor agreement restructuring, transfer of hourly retiree healthcare obligations to the UAW Retiree Medical Benefits Trust (New VEBA) and manufacturing footprint reduction from 71 North American manufacturing facilities for Old GM at December 31, 2008 to 59 at June 30, 2010, and an expected 53 at December 31, 2010. The reduced costs resulting from these actions, along with our

GENERAL MOTORS COMPANY AND SUBSIDIARIES

improved price realization and lower incentives, have reduced our profitability breakeven point in North America. For the six months ended June 30, 2010 and based on GMNA’s current market share, GMNA’s earnings before interest and income taxes (EBIT) (EBIT is not an operating measure under U.S. GAAP — refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Segment Results” for additional discussion) would have achieved breakeven with annual U.S. industry sales of approximately 10.5 to 11.0 million vehicles.

•

Competitive global cost structure. Global architectures (that is, vehicle characteristics and dimensions supporting common sets of major vehicle underbody components and subsystems) allow us to streamline our product development and manufacturing processes, which has resulted in reduced material and engineering costs. We have consolidated our product development activities under one global development leadership team with a centralized budget. This allows us to design and engineer our vehicles globally while balancing cost efficient production locations and proximity to the end customer. Approximately 43% of our vehicles are manufactured in regions we believe to be low-cost manufacturing locations, such as China, Mexico, Eastern Europe, India and Russia, with all-in active labor costs of less than $15 per hour and approximately 17% are manufactured in medium-cost countries, such as South Korea and Brazil, with all-in labor costs between $15 and $30 per hour.

•

Strong balance sheet and liquidity. As of June 30, 2010, we had available liquidity (cash, cash equivalents and marketable securities) of $31.5 billion and outstanding debt of $8.2 billion. In addition, we have no significant contractual debt maturities until 2015. Although our U.S. and non-U.S. pension plans were underfunded by $17.1 billion and $10.3 billion on a U.S. GAAP basis at December 31, 2009, we have no material mandatory pension contributions until 2014. We believe that our combination of cash and cash equivalents plus cash flow from operations should provide sufficient cash to fund our new product and technology development efforts, European restructuring program, growth initiatives and further cost-reduction initiatives in the medium term.

•

Strong leadership team with focused direction. Our new executive management team combines years of experience at GM and new perspectives on growth, innovation and strategy deployment. Our management team operates in a streamlined organizational structure that allows for:

•	More direct lines of communication;

•	Quicker decision-making; and

•	Direct responsibility for individuals in various areas of our business.

As an example, we have eliminated multiple internal strategy boards and committees and instituted a single, smaller executive committee to focus our management functions and shorten our decision-making processes. The members of our Board of Directors, a majority of whom were not directors of Old GM, are directly involved in strategy formation and review.

Our Strategy

Our vision is to design, build and sell the world’s best vehicles. The primary elements of our strategy to achieve this vision are to:

•	Deliver a product portfolio of the world’s best vehicles, allowing us to maximize sales under any market conditions;

•

Sell our vehicles globally by targeting developed markets, which are projected to have increases in vehicle demand as the global economy recovers, and further strengthening our position in high growth emerging markets;

•	Improve revenue realization and maintain a competitive cost structure to allow us to remain profitable at lower industry volumes and across the lifecycle of our product portfolio; and

•	Maintain a strong balance sheet by reducing financial leverage given the high operating leverage of our business model.

Our management team is focused on hiring new and promoting current talented employees in order to execute on our strategy as follows:

Deliver quality products. We intend to maintain a broad portfolio of vehicles so that we are positioned to meet global consumer preferences. We plan to do this in several ways, including:

•

Concentrate our design, engineering and marketing resources on fewer brands and architectures. We plan to increase the volume of vehicles produced from common global architectures to more than 50% in 2014 from less than 17% today. We

GENERAL MOTORS COMPANY AND SUBSIDIARIES

expect that this initiative will result in greater investment per architecture and brand and will increase our product development and manufacturing flexibility, allowing us to maintain a steady schedule of important new product launches in the future. We believe our four-brand strategy in the U.S. will continue to enable higher marketing expenditures per brand.

•

Develop products across vehicle segments in our global markets. We plan to develop vehicles in each of the key segments of the global markets in which we compete. For example, in September 2010 we plan to introduce the Chevrolet Cruze in the U.S. small car segment, an important and growing segment where we have historically been under-represented.

•

Continued investment in a portfolio of technologies. We will continue to invest in technologies that support energy diversity and energy efficiency as well as in safety, telematics and infotainment technology. We are committed to advanced propulsion technologies and intend to offer a portfolio of fuel efficient alternatives that use energy sources such as petroleum, bio-fuels, hydrogen and electricity, including the new Chevrolet Volt. We are committed to increasing the fuel efficiency of our vehicles with internal combustion engines through features such as cylinder deactivation, direct injection, variable valve timing, turbo-charging with engine downsizing and six speed transmissions. For example, we expect the Chevrolet Cruze Eco to be capable of achieving an estimated 40 miles per gallon on the highway with a traditional internal combustion engine. Additionally, we are expanding our telematics and infotainment offerings and, as a result of our OnStar service and our partnerships with companies such as Google, are in a position to deliver safety, security, navigation and connectivity systems and features.

Sell our vehicles globally. We will continue to compete in the largest and fastest growing markets globally.

•

Broaden GMNA product portfolio. We plan to launch 19 new vehicles in GMNA across our four brands between 2010 and 2012, primarily in the growing car and crossover segments, where, in some cases, we are under-represented, and an additional 27 new vehicles between 2013 and 2014. These near-term launches include the new Chevrolet Volt, Cruze, Spark, Aveo and Malibu and Buick entries in the compact and mid-size segments. We believe that we have achieved a more balanced portfolio in the U.S. market, where we and Old GM maintained a sales volume mix of 42% from cars, 37% from trucks and 21% from crossovers in 2009 compared to 51% from trucks in 2006.

•

Increase sales in GMIO, particularly China and Brazil. We plan to continue to execute our growth strategies in countries where we already hold strong positions, such as China and Brazil, and to improve share in other important markets, including South Korea, South Africa, Russia, India and the ASEAN region. We aim to launch 77 new vehicles throughout GMIO through 2012. We plan to enhance and strengthen our GMIO product portfolio through three strategies: leveraging our global architectures, pursuing local and regional solutions to meet specific market requirements and expanding our joint venture partner collaboration opportunities.

•

Refresh GME’s vehicle portfolio. To improve our product quality and product perception in Europe, by the start of 2012, we plan to have 80% of our Opel/Vauxhall carlines volume refreshed such that the model stylings are less than three years old. We have three product launches scheduled in 2010 and another four product launches scheduled in 2011. As part of our planned rejuvenation of Chevrolet’s portfolio, which increasingly supplements our Opel/Vauxhall brands throughout Europe, we are moving the entire Chevrolet lineup to the new GM global architectures.

•

Ensure competitive financing is available to our dealers and customers. We currently maintain multiple financing programs and arrangements with third parties for our wholesale and retail customers to utilize when purchasing or leasing our vehicles. Through our long-standing arrangements with Ally Financial Inc., formerly GMAC, Inc. (Ally Financial), and a variety of other worldwide, regional and local lenders, we provide our customers and dealers with access to financing alternatives. We plan to further expand the range of financing options available to our customers and dealers to help grow our vehicle sales. In particular, we have agreed to acquire AmeriCredit Corp. (AmeriCredit), which we expect will, when the acquisition is completed, will enable us to offer increased availability of leasing and non-prime financing for our customers throughout economic cycles. We also plan to use AmeriCredit to initiate targeted customer marketing initiatives to expand our vehicle sales.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Reduce breakeven levels through improved revenue realization and a competitive cost structure. In developed markets, we are improving our cost structure to become profitable at lower industry volumes.

•

Capitalize on cost structure improvement and maintain reduced incentive levels in GMNA. We plan to sustain the cost reduction and operating flexibility progress we have made as a result of our North American restructuring. In addition to becoming more cost competitive, our current U.S. and Canadian hourly labor agreements provide the flexibility to utilize a lower tiered wage and benefit structure for new hires, part-time employees and temporary employees. We aim to increase our vehicle profitability by maintaining competitive incentive levels with our strengthened product portfolio and by actively managing our production levels through monitoring of our dealer inventory levels.

•

Execute on our Opel/Vauxhall restructuring plan. We expect our Opel/Vauxhall restructuring plan to lower our vehicle manufacturing costs. The plan includes manufacturing rationalization, headcount reduction, labor cost concessions from the remaining workforce and selling, general and administrative efficiency initiatives. Specifically, we have reached an agreement to reduce our European manufacturing capacity by 20% through, among other things, the closing of our Antwerp facility in Belgium and the rationalization of our powertrain operations in our Bochum and Kaiserslautern facilities in Germany. Additionally, we have reached an agreement with the labor unions in Europe to reduce labor costs by $323 million per year. The objective of our restructuring, along with the refreshed product portfolio pipeline, is to restore the profitability of the GME business.

•

Enhance manufacturing flexibility. We primarily produce vehicles in locations where we sell them and we have significant manufacturing capacity in medium- and low-cost countries. We intend to maximize capacity utilization across our production footprint to meet demand without requiring significant additional capital investment. For example, we were able to leverage the benefit of a global architecture and start initial production for the U.S. of the Buick Regal 11 months ahead of schedule by temporarily shifting production from North America to Rüsselsheim, Germany.

Maintain a strong balance sheet. Given our business’s high operating leverage and the cyclical nature of our industry, we intend to minimize our financial leverage. We plan to use excess cash to repay debt and to make discretionary contributions to our U.S. pension plan. Based on this planned reduction in financial leverage and the anticipated benefits resulting from our operating strategy described above, we will aim to attain an investment grade credit rating over the long term.

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

In December 2008 Old GM requested and received financial assistance from the U.S. government and entered into a loan and security agreement with the UST, which was subsequently amended (UST Loan Agreement). In early 2009 Old GM’s business results and liquidity continued to deteriorate, and, as a result, Old GM obtained additional funding from the UST under the UST Loan Agreement. Old GM, through its wholly owned subsidiary General Motors of Canada Limited (GMCL), also received funding from Export Development Canada (EDC), a corporation wholly-owned by the Government of Canada, under a loan and security agreement entered into in April 2009 (EDC Loan Facility).

As a condition to obtaining the loans (UST Loan Facility) under the UST Loan Agreement, Old GM was required to submit a plan in February 2009 that included specific actions intended to demonstrate that it was a viable entity and to use its best efforts to achieve certain debt reduction, labor modification and VEBA modification targets.

On March 30, 2009 the Auto Task Force (as defined in Note 2) determined that the plan was not viable and required substantial revisions. In conjunction with the March 30, 2009 announcement, the administration announced that it would offer Old GM adequate working capital financing for a period of 60 days while it worked with Old GM to develop and implement a more accelerated and aggressive restructuring that would provide a sound long-term foundation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Old GM made further modifications to its plan in an attempt to satisfy the Auto Task Force requirement that it undertake a substantially more accelerated and aggressive restructuring plan. The additional significant cost reduction and restructuring actions included reducing Old GM’s indebtedness and VEBA obligations, in addition to other cost reduction and restructuring actions.

Our 2009 Form 10-K provides additional detail on Old GM’s liquidity constraints, the terms and conditions of its various funding arrangements with U.S. and Canadian governmental entities, and its various cost reduction and restructuring activities.

Chapter 11 Proceedings

Old GM was not able to complete the cost reduction and restructuring actions, including the debt reductions and VEBA modifications, which resulted in extreme liquidity constraints. As a result, on June 1, 2009 Old GM and certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 (Chapter 11 Proceedings) of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court).

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

Old GM prepared its consolidated financial statements in accordance with the guidance in ASC 852 in the period June 1, 2009 through June 30, 2009. Revenues, expenses, realized gains and losses, and provisions for losses directly related to the Chapter 11 Proceedings were recorded in Reorganization expenses, net. Reorganization expenses, net do not constitute an element of operating loss due to their nature and due to the requirement of ASC 852 that they be reported separately. Old GM’s balance sheet prior to the 363 Sale distinguished prepetition liabilities subject to compromise from prepetition liabilities not subject to compromise and from postpetition liabilities.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

which includes the adjustments to Old GM’s consolidated balance sheet as a result of the 363 Sale and the application of fresh-start reporting, and related disclosures are discussed in Note 2 to our consolidated financial statements in our 2009 Form 10-K. These adjustments are final and no determinations of fair value are considered provisional.

Specific Management Initiatives

The execution of certain management initiatives is critical in achieving our goal of sustained future profitability. The following provides a summary of these management initiatives and significant results and events.

Streamline U.S. Operations

Increased Production Volume

We continue to consolidate our U.S. manufacturing operations while maintaining the flexibility to meet increasing 2010 production levels. At December 31, 2009 we had reduced the number of U.S. manufacturing plants to 41 from 47 in 2008, excluding Nexteer and four domestic facilities recently acquired from Delphi.

The moderate improvement in the U.S. economy, resulting increase in U.S. industry vehicle sales and increase in demand for our products has resulted in increased production volumes for GMNA. In the three and six months ended June 30, 2010 GMNA produced 731,000 vehicles and 1.4 million vehicles. This represents an increase of 85.1% and 82.4% compared to 395,000 vehicles and 767,000 vehicles in the three and six months ended June 30, 2009. Production levels increased 63,000 (or 9.4%) in the three months ended June 30, 2010 as compared to the three months ended March 31, 2010.

Improve Vehicle Sales

In the six months ended June 30, 2010 U.S. industry vehicle sales were 5.7 million vehicles, of which our market share was 18.9%. This represents an increase in U.S. industry vehicle sales from 4.9 million vehicles (or 16.6%), of which Old GM’s market share was 19.5% in the six months ended June 30, 2009. This increase is consistent with the gradual U.S. vehicle sales recovery from the negative economic effects of the U.S. recession first experienced in the second half of 2008.

GMNA dealers in the U.S. sold 603,000 vehicles and 1.1 million vehicles in the three and six months ended June 30, 2010. This represents an increase from Old GM’s U.S. vehicle sales of 541,000 vehicles and 1.0 million vehicles (or 11.4% and 13.2%) in the three and six months ended June 30, 2009. This increase reflects our brand rationalization strategy to focus our product engineering and design and marketing on four brands: Buick, Cadillac, Chevrolet and GMC. This strategy has resulted in increased consumer demand for certain products such as the Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX. These four brands accounted for 600,000 vehicles and 1.1 million vehicles (or 99.5% and 99.0%) of our U.S. vehicle sales in the three and six months ended June 30, 2010. In addition, the moderate improvement in the U.S. economy has contributed to a slow but steady improvement in U.S. industry vehicle sales and increased consumer confidence.

The continued increase in U.S. industry vehicle sales and the vehicle sales of our four brands is critical for us to achieve our worldwide profitability.

U.S. Dealer Reduction

We market vehicles worldwide through a network of independent retail dealers and distributors. As part of achieving and sustaining long-term viability and the viability of our dealer network, we determined that a reduction in the number of U.S. dealerships was necessary. Certain dealers that had signed wind-down agreements with us elected to file for reinstatement through a binding arbitration process. In response to the arbitration filings we offered certain dealers reinstatement contingent upon compliance with our core business criteria for operation of a dealership. At June 30, 2010 the arbitration process had been fundamentally resolved. At June 30, 2010 there were approximately 5,200 vehicle dealers in the U.S. compared to approximately 5,600 at December 31, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Brand Rationalization

We completed the sale of Saab Automobile AB (Saab) in February 2010 and the sale of Saab Automobile GB (Saab GB) in May 2010 and have ceased production of our Pontiac, Saturn and HUMMER brands and continue the wind-down process of the related dealers.

Opel/Vauxhall Restructuring Activities

In February 2010 we presented our plan for the long-term viability of our Opel/Vauxhall operations to the German federal government. Our plan included funding requirement estimates of Euro 3.7 billion (equivalent to $5.1 billion) of which we planned to fund Euro 1.9 billion (equivalent to $2.6 billion) with the remaining funding from European governments.

In June 2010 the German federal government notified us of its decision not to provide loan guarantees to Opel/Vauxhall. As a result we have decided to fund the requirements of Opel/Vauxhall internally. Opel/Vauxhall has subsequently withdrawn all applications for government loan guarantees from European governments.

We plan to continue to invest in capital, engineering and innovative fuel efficient powertrain technologies including an extended-range electric vehicle and battery electric vehicles. Our plan also includes aggressive capacity reductions including headcount reductions and the closing of our Antwerp, Belgium facility.

The following provides an update of our restructuring activities related to our Opel/Vauxhall operations.

In the three months ended June 30, 2010 GME recorded charges of $25 million related to a voluntary separation program in the United Kingdom. In the six months ended June 30, 2010 GME recorded charges of $64 million related to separation/layoff plans and an early retirement plan in Spain which will affect 1,200 employees.

In the three and six months ended June 30, 2010 GME recorded charges of $169 million and $353 million related to a separation plan associated with the closure of the Antwerp, Belgium facility. Negotiations for the final termination benefits were concluded in April 2010, and the total separation costs are estimated to be Euro 0.4 billion (equivalent to $0.5 billion). There were 2,600 employees affected, of which 1,300 separated in June 2010. In addition, GME and employee representatives entered into a Memorandum of Understanding whereby both parties will cooperate in a working group, led by the Flemish government, in order to find an outside investor to acquire the facility. The search will conclude at the end of September 2010. If an investor is found, the investor will determine the number of employees that it will hire. If an investor is not found, termination benefits will be offered to the remaining employees and the facility will close by December 31, 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Pursue Section 136 Loans

Section 136 of the Energy Independence and Security Act of 2007 establishes an incentive program consisting of both grants and direct loans to support the development of advanced technology vehicles and associated components in the U.S. The U.S. Congress provided the U.S. Department of Energy (DOE) with $25.0 billion in funding to make direct loans to eligible applicants for the costs of re-equipping, expanding, and establishing manufacturing facilities in the United States to produce advanced technology vehicles and components for these vehicles. In October 2009 we submitted a consolidated application with respect to an aggregate amount of $14.4 billion of Section 136 Loans. Ongoing product portfolio updates and project modifications requested from the DOE have the potential to reduce the maximum loan amount. To date, the DOE has announced that it would provide approximately $8.4 billion in Section 136 Loans to Ford Motor Company, Nissan Motor Company, Tesla Motors, Inc., Fisker Automotive, Inc., and Tenneco Inc. There can be no assurance that we will qualify for any remaining loans or receive any such loans even if we qualify.

Development of Multiple Financing Sources and Acquisition of AmeriCredit Corp.

A significant percentage of our customers and dealers require financing to purchase our vehicles. Historically, Ally Financial has provided most of the financing for our dealers and a significant amount of financing for our customers in the U.S., Canada and various other markets around the world. Additionally, we maintain other financing relationships, such as with U.S. Bank for U.S. leasing, AmeriCredit for non-prime lending and a variety of local and regional financing sources around the world.

In July 2010 we entered into a definitive agreement to acquire AmeriCredit, an independent automobile finance company for cash of approximately $3.5 billion. AmeriCredit, which we expect will, when the acquisition is completed, will allow us to complement our existing relationship with Ally Financial in order to provide a more complete range of financing options to our customers, including additional capabilities in leasing and non-prime financing options. We also plan to use AmeriCredit for targeted customer marketing initiatives to expand our vehicle sales. The transaction is expected to close during the fourth quarter of 2010, pending certain closing conditions, including the approval of AmeriCredit shareholders.

Focus on Chinese Market

Our Chinese operations, which we established beginning in 1997, are primarily composed of three joint ventures: SGM, SGMW and FAW-GM. We view the Chinese market, the fastest growing global market by volume of vehicles sold, as important to our global growth strategy and are employing a multi-brand strategy, led by our Buick division, which we believe is a strong brand in China. In the coming years, we plan to increasingly leverage our global architectures to increase the number of nameplates under the Chevrolet brand in China.

SGM, of which we own 49% and the Shanghai Automotive Industry Corporation (SAIC) owns 51%, produces passenger cars utilizing GM global architectures under the Buick, Chevrolet and Cadillac brands. SGMW, of which we own 34%, SAIC owns 50% and Liuzhou Wuling Motors Co., Ltd. (Wuling) owns 16%, produces mini-commercial vehicles and passenger cars utilizing local architectures under the Wuling and Chevrolet brands. FAW-GM, of which we own 50% and China FAW Group Corporation (FAW) owns 50%, produces light commercial vehicles under the Jiefang brand and medium vans under the FAW brand. Our joint venture agreements allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM production volume in China. SAIC, one of our joint venture partners, currently produces vehicles under its own name for sale in the Chinese market. At present, vehicles that SAIC produces primarily serve markets that are different from markets served by our joint ventures.

During the three and six months ended June 30, 2010, SGM, SGMW and FAW-GM sold 586,000 and 1.2 million vehicles in China. In the three and six months ended June 30, 2010, SGM and SGMW, the largest of these three joint ventures, combined to provide equity income, net of tax, to us of $378 million and $734 million.

GM South America

In June 2010 we announced that, beginning in the fourth quarter of 2010, we are creating a new regional organization in South America. The new organization, GM South America, will be headquartered in Sao Paulo, Brazil, and its president will report to our chairman and chief executive officer. GM South America will include existing sales and manufacturing operations in Brazil,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Argentina, Colombia, Ecuador and Venezuela, as well as sales activities in those countries and Bolivia, Chile, Paraguay, Peru and Uruguay. As part of our global product operations organization, GM South America will have product design and engineering capabilities, which will allow it to continue creating local cars and trucks that complement our global product architectures. GM South America will initially have approximately 29,000 employees.

Sale of Nexteer

On July 7, 2010 we entered into a definitive agreement to sell Nexteer to an unaffiliated party. The transaction is subject to customary closing conditions, regulatory approvals and review by government agencies in the U.S. and China. At June 30, 2010 Nexteer had total assets of $906 million, total liabilities of $458 million, and recorded revenue of $1.0 billion in the six months ended June 30, 2010, of which $543 million were sales to us and our affiliates. Nexteer did not qualify for held for sale classification at June 30, 2010. Once consummated, we do not expect the sale of Nexteer to have a material effect on the unaudited condensed consolidated financial statements.

Benefit Plan Changes

Patient Protection and Affordable Care Act

The Patient Protection and Affordable Care Act was signed into law in March 2010 and contains provisions that require all future reimbursement receipts under the Medicare Part D retiree drug subsidy program to be included in taxable income. This taxable income inclusion will not significantly affect us because effective January 1, 2010 we no longer provide prescription drug coverage to post-age 65 Medicare-eligible participants and we have a full valuation allowance against our net deferred tax assets in the U.S. We have assessed the other provisions of this new law, based on information known at this time, and we believe that the new law will not have a significant effect on our consolidated financial statements.

Venezuelan Exchange Regulations

Our Venezuelan subsidiaries changed their functional currency from Bolivar Fuerte (BsF), the local currency, to the U.S. dollar, our reporting currency, on January 1, 2010 because of the hyperinflationary status of the Venezuelan economy. Further, pursuant to the official devaluation of the Venezuelan currency and establishment of the dual fixed exchange rates in January 2010, we remeasured the BsF denominated monetary assets and liabilities held by our Venezuelan subsidiaries at the nonessential rate of 4.30 BsF to $1.00. The remeasurement resulted in a charge of $25 million recorded in Cost of sales in the three months ended March 31, 2010. During the six months ended June 30, 2010 all BsF denominated transactions have been remeasured at the nonessential rate of 4.30 BsF to $1.00.

In June 2010, the Venezuelan government introduced additional foreign currency exchange control regulations, which imposed restrictions on the use of the parallel foreign currency exchange market, thereby making it more difficult to convert BsF to U.S. Dollars. We, like most Venezuelan importers, periodically accessed the parallel exchange market, which historically enabled entities to obtain foreign currency for transactions that could not be processed by the Commission for the Administration of Currency Exchange (CADIVI). The restrictions on the foreign currency exchange market could affect our Venezuelan subsidiaries’ ability to pay its non-BsF denominated obligations that do not qualify to be processed by CADIVI at the official exchange rates as well as our ability to benefit from those operations.

Effect of Fresh-Start Reporting

The application of fresh-start reporting significantly affected certain assets, liabilities, and expenses. As a result, certain financial information at and in the three and six months ended June 30, 2010 is not comparable to Old GM’s financial information. Total net sales and revenue was not significantly affected by fresh-start reporting and facilitates a comparison to combined vehicle sales data. Refer to Note 2 to the unaudited condensed consolidated financial statements for additional information on fresh-start reporting.

Because our and Old GM’s financial information is not comparable, we are providing additional financial metrics for the periods presented in addition to disclosures concerning significant transactions and trends at June 30, 2010 and in the periods presented.

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

Consolidated Results of Operations

(Dollars in millions)

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net sales and revenue	$33,174	$64,650	$23,047	$45,478

Costs and expenses
Cost of sales	28,759	56,350	29,384	53,995
Selling, general and administrative expense	2,623	5,307	2,936	5,433
Other expenses, net	39	85	169	1,154

Total costs and expenses	31,421	61,742	32,489	60,582

Operating income (loss)	1,753	2,908	(9,442)	(15,104)
Equity in income of and disposition of interest in Ally Financial	—	—	1,880	1,380
Interest expense	(250)	(587)	(3,375)	(4,605)
Interest income and other non-operating income, net	59	544	408	833
Loss on extinguishment of debt	—	(1)	(1,994)	(1,088)
Reorganization expenses, net	—	—	(1,157)	(1,157)

Income (loss) before income taxes and equity income	1,562	2,864	(13,680)	(19,741)
Income tax expense (benefit)	361	870	(445)	(559)
Equity income (loss), net of tax	411	814	(2)	46

Net income (loss)	1,612	2,808	(13,237)	(19,136)
Less: Net income (loss) attributable to noncontrolling interests	76	204	(332)	(256)

Net income (loss) attributable to stockholders	1,536	2,604	(12,905)	(18,880)
Less: Cumulative dividends on preferred stock	202	405	—	—

Net income (loss) attributable to common stockholders	$1,334	$2,199	$(12,905)	$(18,880)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Production Volume (a)(b)(c)
GMNA	731	1,399	395	767
GMIO	1,195	2,307	828	1,523
GME	331	636	315	579

Worldwide	2,257	4,342	1,538	2,869

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Includes SGM, SGMW, FAW-GM joint venture production in China and SAIC GM Investment Ltd. (HKJV) joint venture production in India.

(c)	The joint venture agreements with SGMW (34%) and FAW-GM (50%) allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM production volume in China.

	Successor						Predecessor
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010			Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a)(b)(c)(d)
GMNA (d)	3,825	716	18.7%	6,998	1,280	18.3%	3,303	657	19.9%	6,091	1,157	19.0%
GMIO (e)(f)(g)	9,647	995	10.3%	19,742	2,026	10.3%	7,786	807	10.4%	14,934	1,517	10.2%
GME (e)	5,013	442	8.8%	9,782	846	8.6%	5,131	474	9.2%	9,647	881	9.1%

Worldwide (e)	18,485	2,153	11.6%	36,522	4,152	11.4%	16,220	1,938	11.9%	30,672	3,555	11.6%

(a)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(b)	Includes Saab vehicle sales data through February 2010.

(c)	Vehicle sales data may include rounding differences.

(d)	Vehicle sales represent sales to the ultimate customer.

(e)	Vehicle sales primarily represent estimated sales to the ultimate customer.

(f)	Includes SGM, SGMW and FAW-GM joint venture sales in China and HKJV joint venture sales in India.

(g)	The joint venture agreements with SGMW (34%) and FAW-GM (50%) allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM vehicle sales in China as a part of global market share.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Reconciliation of Segment Results

Management believes EBIT provides meaningful supplemental information regarding our operating results because it excludes amounts that management does not consider part of operating results when assessing and measuring the operational and financial performance of the organization. Management believes these measures allow it to readily view operating trends, perform analytical comparisons, benchmark performance among geographic regions and assess whether our plan to return to profitability is on target. Accordingly, we believe EBIT is useful in allowing for greater transparency of our core operations and it is therefore used by management in its financial and operational decision-making.

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

The following table summarizes the reconciliation of EBIT to Net income (loss) attributable to stockholders for each of our operating segments (dollars in millions):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Operating segments
GMNA (a)	$1,592	$2,810	$(7,026)	$(10,452)
GMIO (a)	672	1,838	(660)	(699)
GME (a)	(160)	(637)	(757)	(2,711)

Total operating segments	2,104	4,011	(8,443)	(13,862)
Corporate and eliminations	(71)	(154)	(1,619)	(1,145)

Earnings (loss) before interest and taxes	2,033	3,857	(10,062)	(15,007)
Interest income	114	204	87	173
Interest expense	250	587	3,375	4,605
Income tax expense (benefit)	361	870	(445)	(559)

Net income (loss) attributable to stockholders	$1,536	$2,604	$(12,905)	$(18,880)

(a)	Interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our operating segments between Earnings (loss) attributable to stockholders before interest and taxes and Net income (loss) attributable to stockholders.

Three and Six Months Ended June 30, 2010 and 2009

(Dollars in millions)

Total Net Sales and Revenue

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended 2010 vs. 2009 Change		Six Months Ended 2010 vs. 2009 Change
					Amount	%	Amount	%
Total net sales and revenue	$33,174	$64,650	$23,047	$45,478	$10,127	43.9%	$19,172	42.2%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended June 30, 2010 Total net sales and revenue increased compared to the corresponding period in 2009 by $10.1 billion (or 43.9%), primarily due to: (1) higher wholesale volumes of $6.9 billion, which primarily resulted from increased volumes in GMNA of $6.6 billion; (2) favorable mix of $1.7 billion, which primarily resulted from GMNA of $1.5 billion; (3) favorable price effects of $0.8 billion; (4) derivative losses of $0.8 billion, which primarily resulted from derivative losses of $0.7 billion that GMIO recorded in the three months ended June 30, 2009; and (5) net favorable foreign currency translation and transaction gains of $0.2 billion.

In the six months ended June 30, 2010 Total net sales and revenue increased compared to the corresponding period in 2009 by $19.2 billion (or 42.2%), primarily due to: (1) higher wholesale volumes of $13.3 billion, which primarily resulted from increased volumes in GMNA of $12.1 billion; (2) favorable pricing of $2.8 billion partially offset by less favorable adjustments to the accrual for U.S. residual support programs for leased vehicles in GMNA of $0.6 billion; (3) favorable mix of $1.7 billion; (4) Net foreign currency translation and transaction gains of $1.4 billion; and (5) derivative losses of $1.0 billion that GMIO recorded in the six months ended June 30, 2009.

Cost of Sales

	Successor				Predecessor
	Three Months Ended June 30, 2010	Percentage of Total net sales and revenue	Six Months Ended June 30, 2010	Percentage of Total net sales and revenue	Three Months Ended June 30, 2009	Percentage of Total net sales and revenue	Six Months Ended June 30, 2009	Percentage of Total net sales and revenue
Cost of sales	$28,759	86.7%	$56,350	87.2%	$29,384	127.5%	$53,995	118.7%
Gross margin	$4,415	13.3%	$8,300	12.8%	$(6,337)	(27.5)%	$(8,517)	(18.7)%

GM

In the three months ended June 30, 2010 Cost of sales included: (1) restructuring charges of $0.2 billion; (2) charges of $0.2 billion for a recall campaign on windshield fluid heaters; partially offset by (3) foreign currency translation and transaction gains of $0.3 billion.

In the six months ended June 30, 2010 Cost of sales included: (1) net restructuring charges of $0.4 billion; (2) charges of $0.2 billion for a recall campaign on windshield fluid heaters; partially offset by (3) net foreign currency translation and transaction gains of $0.2 billion.

Old GM

In the three months ended June 30, 2009 Cost of sales included: (1) a curtailment loss of $1.4 billion upon the interim remeasurement of the U.S. Hourly and U.S. Salaried Defined Benefit Pension Plans and a charge of $1.1 billion related to the Supplemental Unemployment Benefit (SUB) and Transitional Support Program (TSP), partially offset by a favorable adjustment of $0.4 billion primarily related to the suspension of the JOBS Program (as defined in Note 20 to the condensed consolidated financial statements); (2) incremental depreciation charges of $1.8 billion; (3) foreign currency translation losses of $1.0 billion; (4) separation program charges and Canadian restructuring activities of $0.7 billion; and (5) impairment charges of $0.3 billion.

In the six months ended June 30, 2009 Cost of sales included: (1) incremental depreciation charges of $2.3 billion; (2) a curtailment loss of $1.4 billion upon the interim remeasurement of the U.S. Hourly and U.S. Salaried Defined Benefit Pension Plans and a charge of $1.1 billion related to the SUB and TSP, partially offset by a favorable adjustment of $0.7 billion primarily related to the suspension of the JOBS Program; (3) separation program charges and Canadian restructuring activities of $1.1 billion; (4) foreign currency translation losses of $1.0 billion; (5) impairment charges of $0.7 billion; and (6) charges of $0.3 billion related to obligations associated with various Delphi agreements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Selling, General and Administrative Expense

	Successor				Predecessor
	Three Months Ended June 30, 2010	Percentage of Total net sales and revenue	Six Months Ended June 30, 2010	Percentage of Total net sales and revenue	Three Months Ended June 30, 2009	Percentage of Total net sales and revenue	Six Months Ended June 30, 2009	Percentage of Total net sales and revenue
Selling, general and administrative expense	$2,623	7.9%	$5,307	8.2%	$2,936	12.7%	$5,433	11.9%

GM

In the three months ended June 30, 2010 Selling, general and administrative expense included advertising expenses of $0.9 billion primarily in GMNA of $0.6 billion for promotional campaigns and GME of $0.2 billion for promotional campaigns to support the launch of new vehicles.

In the six months ended June 30, 2010 Selling, general and administrative expense included advertising expenses of $1.9 billion primarily in GMNA of $1.3 billion and GME of $0.3 billion for promotional campaigns to support the launch of new vehicles.

Old GM

In the three and six months ended June 30, 2009 Selling, general and administrative expense included curtailment loss of $0.3 billion upon the interim remeasurement of the U.S. Salary Defined Benefit Pension Plan as a result of global salaried workforce reductions and reserves related to the wind-down of dealerships of $0.1 billion.

Other Expenses, net

	Successor				Predecessor
	Three Months Ended June 30, 2010	Percentage of Total net sales and revenue	Six Months Ended June 30, 2010	Percentage of Total net sales and revenue	Three Months Ended June 30, 2009	Percentage of Total net sales and revenue	Six Months Ended June 30, 2009	Percentage of Total net sales and revenue
Other expenses, net	$39	0.1%	$85	0.1%	$169	0.7%	$1,154	2.5%

GM

In the three and six months ended June 30, 2010 Other expenses, net included ongoing expenses related to our portfolio of automotive retail leases.

Old GM

In the three months ended June 30, 2009 Other expenses, net included charges of $0.1 billion for Old GM’s obligations related to Delphi and charges related to adjustments to contingencies associated with the deconsolidation of Saab of $0.1 billion.

In the six months ended June 30, 2009 Other expenses, net included: (1) charges of $0.8 billion related to the deconsolidation of Saab. Saab filed for reorganization protection under the laws of Sweden in February 2009; (2) charges of $0.1 billion for Old GM’s obligations related to Delphi; and (3) expenses of $0.1 billion primarily related to ongoing expenses related to Old GM’s portfolio of automotive retail leases, including depreciation and realized losses.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Interest Expense

	Successor				Predecessor
	Three Months Ended June 30, 2010	Percentage of Total net sales and revenue	Six Months Ended June 30, 2010	Percentage of Total net sales and revenue	Three Months Ended June 30, 2009	Percentage of Total net sales and revenue	Six Months Ended June 30, 2009	Percentage of Total net sales and revenue
Interest expense	$(250)	(0.8)%	$(587)	(0.9)%	$(3,375)	(14.6)%	$(4,605)	(10.1)%

GM

In the three months ended June 30, 2010 Interest expense included interest expense on GMIO debt of $0.1 billion and VEBA Note interest expense and premium amortization of $0.1 billion.

In the six months ended June 30, 2010 Interest expense included interest expense on GMIO debt of $0.2 billion, VEBA Note interest expense and premium amortization of $0.1 billion and interest expense on the UST Loan of $0.1 billion.

Old GM

In the three months ended June 30, 2009 Interest expense included amortization of discounts related to the UST Loan Facility of $2.6 billion and interest expense on the UST Loan Facility of $0.3 billion.

In the six months ended June 30, 2009 Interest expense included: (1) amortization of discounts related to the UST Loan Facility of $2.9 billion; (2) interest expense on unsecured debt of $0.9 billion; and (3) interest expense on the UST Loan Facility of $0.4 billion.

Interest Income and Other Non-Operating Income, net

	Successor				Predecessor
	Three Months Ended June 30, 2010	Percentage of Total net sales and revenue	Six Months Ended June 30, 2010	Percentage of Total net sales and revenue	Three Months Ended June 30, 2009	Percentage of Total net sales and revenue	Six Months Ended June 30, 2009	Percentage of Total net sales and revenue
Interest income and other non-operating income, net	$59	0.2%	$544	0.8%	$408	1.8%	$833	1.8%

GM

In the three months ended June 30, 2010 Interest income and other non-operating income, net included: (1) interest income of $0.1 billion on cash deposits and marketable securities and (2) rental and royalty income of $0.1 billion; offset by (3) foreign currency and other derivative losses of $0.2 billion.

In the six months ended June 30, 2010 Interest income and other non-operating income, net included interest income of $0.2 billion on cash deposits and marketable securities and gain on the sale of Saab of $0.1 billion.

Old GM

In the three months ended June 30, 2009 Interest income and other non-operating income, net included interest income of $0.1 billion and foreign currency and other derivative gains of $0.1 billion.

In the six months ended June 30, 2009 Interest income and other non-operating income, net included foreign currency and other derivative gains of $0.3 billion, interest income of $0.2 billion and a gain of $0.1 billion on a warrant that Old GM issued to the UST in connection with the UST Loan Agreement.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Loss on Extinguishment of Debt

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Loss on extinguishment of debt	$—	$(1)	$(1,994)	$(1,088)

Old GM

In the three months ended June 30, 2009 Loss on the extinguishment of debt included a loss of $2.0 billion related to the UST exercising its option to convert outstanding amounts of the UST Ally Financial Loan (as defined in Note 7 to the condensed consolidated financial statements) into shares of Ally Financial’s Class B Common Membership Interests.

In the six months ended June 30, 2009 Loss on the extinguishment of debt included a loss of $2.0 billion related to the UST exercising its option to convert outstanding amounts of the UST Ally Financial Loan into shares of Ally Financial’s Class B Common Membership Interests. This loss was partially offset by a gain on extinguishment of debt of $0.9 billion related to an amendment to Old GM’s U.S. term loan.

Reorganization Expenses, net

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Reorganization expenses, net	$—	$—	$(1,157)	$(1,157)

Old GM

In the three and six months ended June 30, 2009 Reorganization expenses, net included: (1) Old GM’s loss on the extinguishment of debt resulting from repayment of its secured revolving credit facility, U.S. term loan, and secured credit facility due to the fair value of the U.S. term loan exceeding its carrying amount by $1.0 billion; (2) a loss on contract rejections, settlements of claims and other lease terminations of $0.4 billion; partially offset by (3) gains related to release of Accumulated other comprehensive income (loss) associated with derivatives of $0.2 billion.

Income Tax Expense (Benefit)

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Income tax expense (benefit)	$361	$870	$(445)	$(559)

GM

In the three months ended June 30, 2010 Income tax expense primarily related to income tax provisions for profitable entities.

In the six months ended June 30, 2010 Income tax expense primarily related to income tax provisions for profitable entities and a taxable foreign exchange gain in Venezuela.

The effective tax rate fluctuated in the six months ended June 30, 2010 primarily as a result of changes in the mix of earnings in valuation allowance and non-valuation allowance jurisdictions.

Old GM

In the three and six months ended June 30, 2009 Income tax benefit primarily related to a resolution of a U.S. and Canada transfer pricing matter and other discrete items offset by income tax provisions for profitable entities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Equity Income, net of tax

	Successor				Predecessor
	Three Months Ended June 30, 2010	Percentage of Total net sales and revenue	Six Months Ended June 30, 2010	Percentage of Total net sales and revenue	Three Months Ended June 30, 2009	Percentage of Total net sales and revenue	Six Months Ended June 30, 2009	Percentage of Total net sales and revenue
SGM and SGMW	$378	1.1%	$734	1.1%	$183	0.8%	$289	0.6%
Other equity interests	33	0.1%	80	0.1%	(185)	(0.8)%	(243)	(0.5)%

Total equity income, net of tax	$411	1.2%	$814	1.3%	$(2)	—%	$46	0.1%

GM

In the three months ended June 30, 2010 Equity income, net of tax included equity income of $0.4 billion related to our China joint ventures primarily SGM and SGMW.

In the six months ended June 30, 2010 Equity income, net of tax included equity income of $0.7 billion related to our China joint ventures primarily SGM and SGMW and $0.1 billion of equity income related to New Delphi (as defined in Note 4 to the condensed consolidated financial statements).

Old GM

In the three months ended June 30, 2009 Equity income, net of tax included equity income of $0.2 billion related to our China joint ventures, SGM and SGMW, offset by a loss related to our investment in New United Motor Manufacturing, Inc. (NUMMI) of $0.2 billion.

In the six months ended June 30, 2009 Equity income, net of tax included equity income of $0.3 billion related to our China joint ventures, SGM and SGMW, offset by losses related to our investments in NUMMI and CAMI Automotive, Inc. (CAMI) of $0.3 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Changes in Consolidated Financial Condition

(Dollars in millions, except share amounts)

	Successor
	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$26,773	$22,679
Marketable securities	4,761	134

Total cash, cash equivalents and marketable securities	31,534	22,813
Restricted cash and marketable securities	1,393	13,917
Accounts and notes receivable (net of allowance of $272 and $250)	8,662	7,518
Inventories	11,533	10,107
Assets held for sale	—	388
Equipment on operating leases, net	3,008	2,727
Other current assets and deferred income taxes	1,677	1,777

Total current assets	57,807	59,247
Non-Current Assets
Equity in net assets of nonconsolidated affiliates	8,296	7,936
Assets held for sale	—	530
Property, net	18,106	18,687
Goodwill	30,186	30,672
Intangible assets, net	12,820	14,547
Other assets	4,684	4,676

Total non-current assets	74,092	77,048

Total Assets	$131,899	$136,295

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable (principally trade)	$20,755	$18,725
Short-term debt and current portion of long-term debt (including debt at GM Daewoo of $1,021 at June 30, 2010)	5,524	10,221
Liabilities held for sale	—	355
Accrued expenses (including derivative liabilities at GM Daewoo of $352 at June 30, 2010)	24,068	23,134

Total current liabilities	50,347	52,435
Non-Current Liabilities
Long-term debt (including debt at GM Daewoo of $722 at June 30, 2010)	2,637	5,562
Liabilities held for sale	—	270
Postretirement benefits other than pensions	8,649	8,708
Pensions	25,990	27,086
Other liabilities and deferred income taxes	13,377	13,279

Total non-current liabilities	50,653	54,905

Total Liabilities	101,000	107,340
Commitments and contingencies
Preferred stock, $0.01 par value, (1,000,000,000 shares authorized, 360,000,000 shares issued and outstanding (each with a $25.00 liquidation preference) at June 30, 2010 and December 31, 2009)	6,998	6,998
Equity
Common stock, $0.01 par value, (2,500,000,000 shares authorized, 500,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009)	5	5
Capital surplus (principally additional paid-in capital)	24,052	24,050
Accumulated deficit	(2,195)	(4,394)
Accumulated other comprehensive income	1,153	1,588

Total stockholders’ equity	23,015	21,249
Noncontrolling interests	886	708

Total equity	23,901	21,957

Total Liabilities and Equity	$131,899	$136,295

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Current Assets

At June 30, 2010 Marketable securities of $4.8 billion increased by $4.6 billion reflecting investments in securities with maturities exceeding 90 days.

At June 30, 2010 Restricted cash and marketable securities of $1.4 billion decreased by $12.5 billion (or 90.0%), primarily due to: (1) our payments of $1.2 billion on the UST Loans and Canadian Loan in March 2010; and (2) our repayment of the full outstanding amount of $4.7 billion on the UST Loans in April 2010. Following the repayment of the UST Loans and our repayment of the Canadian Loan of $1.1 billion in April 2010, the remaining UST escrow funds of $6.6 billion became unrestricted.

At June 30, 2010 Accounts and notes receivable of $8.7 billion increased by $1.1 billion (or 15.2%), primarily due to higher sales in GMNA.

At June 30, 2010 Inventories of $11.5 billion increased by $1.4 billion (or 14.1%), primarily due to: (1) increased production resulting from higher demand for our products and new product launches; (2) higher finished goods inventory of $6.3 billion compared to low levels at December 31, 2009 of $5.9 billion, resulting from the year-end shut-down in some locations; primarily offset by (3) a decrease of $0.5 billion due to the effect of foreign currency translation.

At June 30, 2010 Assets held for sale were reduced to $0 from $0.4 billion at December 31, 2009 due to the sale of Saab in February 2010 and the sale of Saab GB in May 2010 to Spyker Cars NV.

At June 30, 2010 Equipment on operating leases, net of $3.0 billion increased by $0.3 billion (or 10.3%) due to: (1) an increase of $0.6 billion in GMNA, primarily related to vehicles leased to daily rental car companies (vehicles leased to U.S. daily rental car companies increased from 97,000 vehicles at December 31, 2009 to 129,000 vehicles at June 30, 2010); partially offset by (2) a decrease of $0.3 billion due to the continued liquidation of our portfolio of automotive retail leases.

Non-Current Assets

At June 30, 2010 Equity in net assets of nonconsolidated affiliates of $8.3 billion increased by $0.4 billion (or 4.5%) due to: (1) equity income of $0.8 billion in the six months ended June 30, 2010, primarily related to our China joint ventures; and (2) an investment of $0.2 billion in the HKJV joint venture; partially offset by (3) a decrease of $0.3 billion for dividends received; (4) a decrease of $0.2 billion related to the sale of our 50% interest in a joint venture; and (5) a decrease of $0.1 billion related to the sale of a 1% ownership interest in SGM to SAIC.

At June 30, 2010 Assets held for sale were reduced to $0 from $0.5 billion at December 31, 2009 due to the sale of certain of our India operations (India Operations) in February 2010. We classified these Assets held for sale as long-term at December 31, 2009 because we received a promissory note in exchange for the India Operations that does not convert to cash within one year.

At June 30, 2010 Property, net of $18.1 billion decreased by $0.6 billion (or 3.1%), primarily due to depreciation of $1.8 billion and foreign currency translation, partially offset by capital expenditures of $1.9 billion.

At June 30, 2010 Intangible assets, net of $12.8 billion decreased by $1.7 billion (or 11.9%), primarily due to amortization of $1.4 billion and foreign currency translation of $0.3 billion.

Current Liabilities

At June 30, 2010 Accounts payable of $20.8 billion increased by $2.0 billion (or 10.8%), primarily due to: (1) higher payables for materials due to increased production volumes; and (2) increased payables of $0.2 billion related to the consolidation of GM Egypt upon our adoption of amendments to ASC 810-10, “Consolidation” (ASC 810-10) in January 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At June 30, 2010 Short-term debt and current portion of long-term debt of $5.5 billion decreased by $4.7 billion (or 46.0%), primarily due to our full repayments of the UST Loans and Canadian Loan of $5.7 billion and $1.3 billion and paydowns on other obligations of $0.6 billion. This was partially offset by an increase of $2.9 billion due to the reclassification of our VEBA Notes from long-term to short-term.

At June 30, 2010 Liabilities held for sale were reduced to $0 from $0.4 billion at December 31, 2009 due to the sale of Saab and Saab GB.

At June 30, 2010 Accrued expenses of $24.1 billion increased by $0.9 billion (or 4.0%). The change in Accrued expenses was primarily driven by GMNA due to higher customer deposits related to the increased number of vehicles leased to daily rental car companies of $1.2 billion and timing of other miscellaneous accruals of $0.4 billion. This was partially offset by the favorable effect of foreign currency translation of $0.7 billion.

Non-Current Liabilities

At June 30, 2010 Long-term debt of $2.6 billion decreased by $2.9 billion (or 52.6%) primarily due to the reclassification of our VEBA Notes from long-term to short-term.

At June 30, 2010 Liabilities held for sale were reduced to $0 from $0.3 billion at December 31, 2009 due to the sale of our India Operations in February 2010. We classified these Liabilities held for sale as long-term at December 31, 2009 because we received a promissory note in exchange for the India Operations that does not convert to cash within one year.

At June 30, 2010 our Pensions obligation of $26.0 billion decreased by $1.1 billion (or 4.0%) due to the favorable effect of foreign currency translation of $1.1 billion and an increase in net contributions of $0.4 billion partially offset by the effects of interim pension remeasurements of $0.4 billion.

Further information on each of our businesses and geographic segments is subsequently discussed.

Segment Results of Operations

GM North America

(Dollars in millions)

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Total net sales and revenue	$20,266	$39,552	$11,445	$23,764
Earnings (loss) before interest and income taxes	$1,592	$2,810	$(7,026)	$(10,452)

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Production Volume (a)
Cars	279	523	170	287
Trucks	452	876	225	480

Total	731	1,399	395	767

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Successor						Predecessor
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010			Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a)(b)(c)(d)
Total GMNA	3,825	716	18.7%	6,998	1,280	18.3%	3,303	657	19.9%	6,091	1,157	19.0%
Total U.S.	3,117	603	19.4%	5,708	1,081	18.9%	2,647	541	20.5%	4,893	954	19.5%
U.S. — Cars	1,527	234	15.4%	2,811	425	15.1%	1,349	236	17.5%	2,440	403	16.5%
U.S. Trucks	1,590	369	23.2%	2,896	656	22.6%	1,298	306	23.5%	2,453	552	22.5%
Canada	466	75	16.2%	798	123	15.5%	442	84	19.0%	732	135	18.4%
Mexico	189	36	19.2%	382	72	19.0%	165	29	17.8%	365	65	17.7%

(a)	Vehicle sales represent sales to the ultimate customer.

(b)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(c)	Includes Saab vehicle sales data through February 2010.

(d)	Vehicle sales data may include rounding differences.

Three and Six Months Ended June 30, 2010 and 2009

(Dollars in millions)

Total Net Sales and Revenue

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended 2010 vs. 2009 Change		Six Months Ended 2010 vs. 2009 Change
					Amount	%	Amount	%
Total net sales and revenue	$20,266	$39,552	$11,445	$23,764	$8,821	77.1%	$15,788	66.4%

In the three months ended June 30, 2010 our vehicle sales in the United States increased compared to the corresponding period in 2009 by 62,000 vehicles (or 11.4%), our United States market share was 19.4%, our vehicle sales in Canada decreased by 9,000 vehicles (or 10.3%) and our vehicle sales in Mexico increased by 7,000 vehicles (or 23.4%).

In the three months ended June 30, 2010 Total net sales and revenue increased compared to the corresponding period in 2009 by $8.8 billion (or 77.1%), primarily due to: (1) higher volumes of $5.8 billion due to an improving economy and successful recent vehicle launches such as the Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX and increased U.S. daily rental auction volume of $0.8 billion; (2) favorable mix of $1.5 billion due to increased crossover and truck sales; and (3) favorable price of $0.5 billion due to lower sales allowances.

In the six months ended June 30, 2010 our vehicle sales in the United States increased compared to the corresponding period in 2009 by 126,000 vehicles (or 13.2%), our United States market share was 18.9%, our vehicle sales in Canada decreased by 11,000 vehicles (or 8.3%) and our vehicle sales in Mexico increased by 8,000 vehicles (or 12.3%).

In the six months ended June 30, 2010 Total net sales and revenue increased compared to the corresponding period in 2009 by $15.8 billion (or 66.4%), primarily due to: (1) higher volumes of $11.3 billion due to an improving economy and successful recent vehicle launches such as the Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX and increased U.S. daily rental auction volume of $0.8 billion; (2) favorable pricing of $2.3 billion due to lower sales allowances partially offset by less favorable adjustments in the U.S. (favorable of $1.0 billion in 2009 compared to favorable of $0.4 billion in 2010) to the accrual for U.S. residual support programs for leased vehicles of $0.6 billion; and (3) favorable mix of $1.7 billion due to increased crossover and truck sales.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Earnings (Loss) Before Interest and Income Taxes

In the three and six months ended June 30, 2010 EBIT was income of $1.6 billion and $2.8 billion driven by higher revenues. In the three and six months ended June 30, 2009 EBIT was a loss of $7.0 billion and $10.5 billion.

Cost and expenses includes both fixed costs as well as costs which generally vary with production levels. In the three and six months ended June 30, 2010 certain fixed costs, primarily labor related, have continued to decrease in relation to historical levels primarily due to various separation and other programs implemented in 2009 in order to reduce labor costs as subsequently discussed. In the three and six months ended June 30, 2009, Old GM’s sales volumes were at historically low levels and Cost of sales exceeded Total net sales and revenue by $5.4 billion and $7.4 billion.

In the three months ended June 30, 2010 results included foreign currency translation gains of $0.2 billion driven by the weakening of the Canadian Dollar versus the U.S. Dollar which were offset by charges of $0.2 billion for a recall campaign on windshield fluid heaters.

In the six months ended June 30, 2010 results included: (1) charges of $0.2 billion for a recall campaign on windshield fluid heaters; (2) foreign currency translation losses of $0.2 billion driven by the strengthening of the Canadian Dollar versus the U.S. Dollar; partially offset by (3) favorable adjustments of $0.1 billion to restructuring reserves due to increased production capacity utilization, which resulted in the recall of idled employees to fill added shifts at multiple U.S. production sites.

In the three months ended June 30, 2009 results included: (1) a curtailment loss of $1.7 billion upon the interim remeasurement of the U.S. Hourly and U.S. Salaried Defined Benefit Pension Plan as a result of the 2009 Special Attrition Programs and salaried workforce reductions; (2) incremental depreciation charges of $1.5 billion recorded by Old GM prior to the 363 Sale for facilities included in GMNA’s restructuring activities and for certain facilities that MLC retained; (3) a charge of $1.1 billion related to the SUB and TSP, partially offset by a favorable adjustment of $0.4 billion primarily related to the suspension of the JOBS Program; (4) foreign currency translation losses of $0.8 billion driven by the strengthening of the Canadian Dollar versus the U.S. Dollar; (5) U.S. Hourly and Salary separation program charges and Canadian restructuring activities of $0.7 billion; and (6) equity losses of $0.2 billion related to impairment charges at NUMMI, which was retained by MLC.

In the six months ended June 30, 2009 results included: (1) incremental depreciation charges of $1.8 billion recorded by Old GM prior to the 363 Sale for facilities included in GMNA’s restructuring activities and for certain facilities that MLC retained; (2) curtailment loss of $1.7 billion upon the interim remeasurement of the U.S. Hourly and U.S. Salaried Defined Benefit Pension Plan as a result of the 2009 Special Attrition Programs and salaried workforce reductions; (3) a charge of $1.1 billion related to the SUB and TSP, partially offset by a favorable adjustment of $0.7 billion primarily related to the suspension of the JOBS Program; (4) U.S. Hourly and Salary separation program charges and Canadian restructuring activities of $1.1 billion; (5) foreign currency translation losses of $0.6 billion driven by the strengthening of the Canadian Dollar versus the U.S. Dollar; (6) charges of $0.4 billion primarily for impairments for special tooling and product related machinery and equipment; (7) charges of $0.3 billion related to obligations associated with various Delphi agreements; and (8) equity losses of $0.3 billion related to impairment charges at NUMMI and our proportionate share of losses at CAMI. MLC retained the investment in NUMMI and CAMI has been consolidated since March 1, 2009.

GM International Operations

(Dollars in millions)

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Total net sales and revenue	$8,612	$16,664	$5,404	$11,155
Earnings (loss) before interest and income taxes	$672	$1,838	$(660)	$(699)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Production Volume (a)(b)(c)	1,195	2,307	828	1,523

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Includes SGM, SGMW, FAW-GM joint venture production in China and HKJV joint venture production in India.

(c)	The joint venture agreements with SGMW (34%) and FAW-GM (50%) allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM production volume in China.

	Successor						Predecessor
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010			Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a)(b)(c)
Total GMIO	9,647	995	10.3%	19,742	2,026	10.3%	7,786	807	10.4%	14,934	1,517	10.2%
China (d)(e)	4,466	586	13.1%	9,143	1,209	13.2%	3,421	451	13.2%	6,110	814	13.3%
Brazil	792	146	18.4%	1,580	302	19.1%	782	147	18.8%	1,450	271	18.7%
Australia	279	35	12.6%	531	69	12.9%	242	29	12.2%	455	57	12.5%
India (f)	703	28	4.0%	1,461	60	4.1%	513	14	2.8%	1,056	28	2.7%
Argentina	157	25	15.8%	338	56	16.5%	125	19	15.3%	280	42	15.1%
South Korea (g)	383	31	8.2%	752	58	7.7%	379	27	7.0%	649	45	7.0%
Middle-East Operations	289	30	10.2%	565	55	9.8%	269	30	11.3%	522	57	10.8%
Colombia	57	19	33.2%	107	36	33.6%	41	15	37.6%	86	33	38.9%
Egypt	65	17	26.0%	122	32	26.3%	51	11	22.4%	90	23	25.3%
Venezuela	31	12	37.7%	59	24	41.4%	32	12	38.7%	81	35	43.4%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer.

(b)	Vehicle sales data may include rounding differences.

(c)	Includes Saab vehicle sales data through February 2010.

(d)	Includes SGM, SGMW and FAW-GM joint venture sales in China.

(e)	The joint venture agreements with SGMW (34%) and FAW-GM (50%) allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM vehicle sales in China as part of global market share. SGMW and FAW-GM sales in China included in our vehicle sales and market share data was 324,000 vehicles and 686,000 vehicles in the three and six months ended June 30, 2010 and 262,000 vehicles and 493,000 vehicles in the three and six months ended June 30, 2009.

(f)	Includes HKJV joint venture sales in India.

(g)	Vehicle sales and market share data from sales of GM Daewoo produced Chevrolet brand products in Europe are reported as part of GME. Sales of GM Daewoo produced Chevrolet brand products in Europe was 91,000 vehicles and 166,000 vehicles in the three and six months ended June 30, 2010 and 102,000 vehicles and 185,000 vehicles in the three and six months ended June 30, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Three and Six Months Ended June 30, 2010 and 2009

(Dollars in millions)

Total Net Sales and Revenue

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended 2010 vs. 2009 Change		Six Months Ended 2010 vs. 2009 Change
					Amount	%	Amount	%
Total net sales and revenue	$8,612	$16,664	$5,404	$11,155	$3,208	59.4%	$5,509	49.4%

In the three months ended June 30, 2010 Total net sales and revenue increased compared to the corresponding period in 2009 by $3.2 billion (or 59.4%) primarily due to: (1) higher wholesale volumes of $1.9 billion (or 139,000 vehicles) resulting primarily from the market recovery in three key businesses, GM Daewoo (57,000 vehicles), Brazil (14,000 vehicles) and Australia (10,000 vehicles). The primary driver was the global economic recovery as well as the continuing effect of government incentive programs, lower interest rates and availability of consumer credit to customers; (2) derivative losses of $0.7 billion that Old GM recorded in the three months ended June 30, 2009, primarily driven by the depreciation of the Korean Won against the U.S. Dollar in that period. Subsequent to July 10, 2009, all gains and losses on non-designated derivatives were recorded in Interest income and other non-operating income, net; (3) net foreign currency translation and transaction gains of $0.3 billion, primarily driven by the strengthening of major currencies against the U.S. Dollar such as the Korean Won, Australian Dollar and Brazilian Real, partially offset by devaluation of the Venezuelan Bolivar; (4) favorable vehicle mix of $0.1 billion driven by launches of new vehicles; and (5) favorable pricing effect of $0.2 billion primarily in Venezuela of $0.1 billion driven by the hyperinflationary economy.

In the six months ended June 30, 2010 Total net sales and revenue increased compared to the corresponding period in 2009 by $5.5 billion (or 49.4%) primarily due to: (1) higher wholesale volumes of $3.4 billion (or 225,000 vehicles) resulting primarily from the market recovery in three key businesses, GM Daewoo (77,000 vehicles), Brazil (60,000 vehicles) and Australia (24,000 vehicles); (2) derivative losses of $1.0 billion that Old GM recorded in the six months ended June 30, 2009, primarily driven by the depreciation of the Korean Won against the U.S. Dollar in that period. Subsequent to July 10, 2009, all gains and losses on non-designated derivatives were recorded in Interest income and other non-operating income, net; (3) net foreign currency translation and transaction gains of $0.8 billion, primarily driven by the strengthening of major currencies against the U.S. Dollar such as the Korean Won, Australian Dollar and Brazilian Real, partially offset by devaluation of the Venezuelan Bolivar; and (4) the favorable pricing effect of $0.3 billion primarily in Venezuela of $0.2 billion driven by the hyperinflationary economy.

The increase in vehicle sales related to our joint venture operations in China and India is not reflected in Total net sales and revenue as their revenue is not consolidated in our financial results.

Earnings (Loss) Before Interest and Income Taxes

In the three and six months ended June 30, 2010 EBIT was income of $0.7 billion and $1.8 billion. In the three and six months ended June 30, 2009 EBIT was a loss of $0.7 billion in each period presented.

In the three months ended June 30, 2010 results included: (1) Equity income, net of tax of $0.4 billion from the operating results of our China joint ventures; (2) net income of $0.1 billion attributable to non-controlling interests of GM Daewoo; partially offset by (3) an unfavorable fair value adjustment of $0.1 billion on derivative instruments primarily resulting from the depreciation of the Korean Won against the U.S. Dollar.

In the six months ended June 30, 2010 results included Equity income, net of tax, of $0.7 billion from the operating results of our China joint ventures and net income of $0.2 billion attributable to non-controlling interests of GM Daewoo.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended June 30, 2009 results included: (1) an unfavorable fair value adjustment of $0.7 billion on derivative instruments primarily resulting from the depreciation of the Korean Won against the U.S. Dollar and release of Accumulated other comprehensive loss; (2) foreign currency translation loss of $0.4 billion primarily resulting from the purchase of U.S dollars on the parallel market in Venezuela; (3) Net loss of $0.3 billion attributable to non-controlling interests in GM Daewoo; partially offset by (4) Equity income, net of tax, of $0.2 billion from the operating results of our China joint ventures.

In the six months ended June 30, 2009 results included: (1) an unfavorable fair value adjustment of $1.0 billion on derivative instruments primarily resulting from the depreciation of Korean Won against the U.S. Dollar and release of Accumulated other comprehensive loss; (2) foreign currency translation loss of $0.5 billion primarily resulting from the purchase of U.S Dollars on the parallel market in Venezuela; (3) a Net loss of $0.3 billion attributable to non-controlling interests in GM Daewoo; partially offset by (4) Equity income, net of tax, of $0.3 billion from the operating results of our China joint ventures, which benefited from China’s increasing vehicle industry during the global financial crises.

GM Europe

(Dollars in millions)

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Total net sales and revenue	$6,044	$11,505	$6,645	$11,946
Loss before interest and income taxes	$(160)	$(637)	$(757)	$(2,711)

Vehicle Sales and Production Volume

The following tables summarize total production volume and industry sales of new motor vehicles and competitive position (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Production Volume (a)	331	636	315	579

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

	Successor						Predecessor
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010			Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a)(b)(c)(d)
Total GME	5,013	442	8.8%	9,782	846	8.6%	5,131	474	9.2%	9,647	881	9.1%
United Kingdom	559	77	13.7%	1,235	158	12.8%	499	70	14.1%	1,039	150	14.4%
Germany	869	69	8.0%	1,598	129	8.1%	1,253	131	10.4%	2,180	211	9.7%
Italy	534	45	8.5%	1,265	96	7.6%	643	54	8.4%	1,235	102	8.3%
Spain	357	33	9.2%	677	63	9.3%	265	23	8.6%	493	42	8.4%
Russia	508	40	7.9%	810	67	8.3%	387	41	10.5%	785	84	10.7%
France	736	36	4.9%	1,441	63	4.4%	735	33	4.4%	1,348	56	4.1%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(b)	The financial results from sales of GM Daewoo produced Chevrolet brand products are reported as part of GMIO. Sales of GM Daewoo produced Chevrolet brand products included in vehicle sales and market share data was 91,000 vehicles and 166,000 vehicles in the three and six months ended June 30, 2010 and 102,000 vehicles and 185,000 vehicles in the three and six months ended June 30, 2009.

(c)	Includes Saab vehicle sales data through February 2010.

(d)	Vehicle sales data may include rounding differences.

Three and Six Months Ended June 30, 2010 and 2009

(Dollars in millions)

Total Net Sales and Revenue

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended 2010 vs. 2009 Change		Six Months Ended 2010 vs. 2009 Change
					Amount	%	Amount	%
Total net sales and revenue	$6,044	$11,505	$6,645	$11,946	$(601)	(9.0)%	$(441)	(3.7)%

In the three months ended June 30, 2010 Total net sales and revenue decreased compared to the corresponding period in 2009 by $0.6 billion (or 9.0%) primarily due to: (1) lower wholesale volumes of $0.4 billion; (2) unfavorable net foreign currency translation of $0.3 billion, driven primarily by the weakening of the Euro and British Pound versus the U.S. Dollar; (3) lower powertrain revenue of $0.1 billion primarily due to the Strasbourg facility which was retained by MLC in connection with the 363 Sale; partially offset by (4) favorable vehicle pricing of $0.1 billion due to higher pricing on new vehicle launches; and (5) favorable vehicle mix of $0.1 billion due to higher proportion of lower content cars in the three months ended June 30, 2009 resulting from government scrappage programs.

Revenue decreased compared to the corresponding period in 2009 due to wholesale volume decreases of 24,000 vehicles (or 6.8%). Wholesale volumes decreased in Germany by 55,000 vehicles (or 46.5%), this was partially offset by wholesale increases in Spain of 7,000 vehicles (or 43.2%), wholesale increases in the United Kingdom of 5,000 vehicles (or 7.8%), and wholesale increases to the United States of 9,000 vehicles primarily related to the Buick Regal and smaller increases in various other European countries in the three months ended June 30, 2010.

In the six months ended June 30, 2010 Total net sales and revenue decreased compared to the corresponding period in 2009 by $0.4 billion (or 3.7%) primarily due to: (1) lower wholesale volumes of $0.7 billion; (2) lower powertrain revenue of $0.1 billion primarily due to the Strasbourg facility which was retained by MLC in connection with the 363 Sale; partially offset by (3) favorable vehicle pricing of $0.2 billion due to higher pricing on new vehicle launches.

Revenue decreased compared to the corresponding period in 2009 due to wholesale volume decreases of 18,000 vehicles (or 2.8%). Wholesale volumes decreased in Germany by 85,000 vehicles (or 43.8%), partially offset by wholesale increases in Spain of 20,000 vehicles (or 76.7%), wholesale increases in the United Kingdom of 7,000 vehicles (or 5.2%), and wholesale increases to the United States of 8,000 vehicles primarily related to the Buick Regal and smaller increases in various other European countries in the six months ended June 30, 2010.

Loss Before Interest and Income Taxes

In the three and six months ended June 30, 2010 EBIT was a loss of $0.2 billion and $0.6 billion. In the three and six months ended June 30, 2009 EBIT was a loss of $0.8 billion and $2.7 billion.

In the three months ended June 30, 2010 results included restructuring charges of $0.2 billion to restructure our European operations, primarily for separation programs announced in Belgium, Spain and the United Kingdom.

In the six months ended June 30, 2010 results included restructuring charges of $0.5 billion to restructure our European operations, primarily for separation programs announced in Belgium, Spain and the United Kingdom.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended June 30, 2009 results included incremental depreciation charges of $0.3 billion related to restructuring activities and charges recorded in Other expenses, net of $0.1 billion related to adjustments to contingencies associated with the deconsolidation of Saab, which filed for reorganization protection under the laws of Sweden in February 2009.

In the six months ended June 30, 2009 results included: (1) charges recorded in Other expenses, net of $0.8 billion related to the deconsolidation of Saab; (2) incremental depreciation charges of $0.5 billion related to restructuring activities; and (3) operating losses related to Saab of $0.2 billion.

Corporate Results of Operations

(Dollars in millions)

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Total net sales and revenue	$43	$97	$122	$321
Net income (loss) attributable to stockholders	$(526)	$(1,377)	$(4,500)	$(5,082)

Three and six months ended June 30, 2010 and 2009

(Dollars in millions)

Total Net Sales and Revenue

	Successor		Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended 2010 vs. 2009 Change		Six Months Ended 2010 vs. 2009 Change
					Amount	%	Amount	%
Total net sales and revenue	$43	$97	$122	$321	$(79)	(64.8)%	$(224)	(69.8)%

In the three months ended June 30, 2010 Total net sales and revenue decreased compared to the corresponding period in 2009 by $0.1 billion (or 64.8%) primarily due to decreased lease financing revenue related to the liquidation of the portfolio of automotive retail leases. Average outstanding automotive retail leases on-hand for GM and Old GM were 7,000 and 86,000 for the three months ended June 30, 2010 and 2009.

In the six months ended June 30, 2010 Total net sales and revenue decreased compared to the corresponding period in 2009 by $0.2 billion (or 69.8%) primarily due to decreased lease financing revenues related to the liquidation of the portfolio of automotive leases. Average outstanding automotive retail leases on-hand for GM and Old GM were 13,000 and 104,000 for the six months ended June 30, 2010 and 2009.

Net Loss Attributable to Stockholders

In the three and six months ended June 30, 2010 Net loss attributable to stockholders was $0.5 billion and $1.4 billion. In the three and six months ended June 30, 2009 Net loss attributable to stockholders was $4.5 billion and $5.1 billion.

In the three months ended June 30, 2010 results included Income tax expense of $0.4 billion primarily related to income tax provisions for profitable entities and Interest expense of $0.3 billion primarily related to interest expense on GMIO debt of $0.1 billion and VEBA Note interest expense and premium amortization of $0.1 billion.

In the six months ended June 30, 2010 results included Income tax expense of $0.9 billion primarily related to income tax provisions for profitable entities and a taxable foreign exchange gain in Venezuela; and Interest expense of $0.6 billion related to interest expense on GMIO debt of $0.2 billion, VEBA Note interest expense and premium amortization of $0.1 billion and interest expense on the UST Loans of $0.1 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The effective tax rate fluctuated in the six months ended June 30, 2010 primarily as a result of changes in the mix of earnings in valuation allowance and non-valuation allowance jurisdictions.

In the three months ended June 30, 2009 results included: (1) interest expense of $3.4 billion primarily related to amortization of discounts related to the UST Loan Facility of $2.6 billion and interest on the UST Loan Facility of $0.3 billion; (2) loss on the extinguishment of the UST Ally Financial Loan of $2.0 billion when the UST exercised its option to convert outstanding amounts into shares of Ally Financial’s Class B Common Membership Interests; (3) centrally recorded Reorganization expenses, net of $1.2 billion which primarily related to Old GM’s loss on the extinguishment of debt resulting from repayment of its secured revolving credit facility, U.S. term loan, and secured credit facility due to the fair value of the U.S. term loan exceeding its carrying amount by $1.0 billion, loss on contract rejections, settlements of claims and other lease terminations of $0.4 billion partially offset by gains related to release of Accumulated other comprehensive income (loss) associated with derivatives of $0.2 billion; partially offset by (4) a gain recorded on the UST Ally Financial Loan of $2.5 billion upon the UST’s conversion of the UST Ally Financial Loan for Class B Common Membership Interests in Ally Financial. The gain resulted from the difference between the fair value and the carrying amount of the Ally Financial equity interests given to the UST in exchange for the UST Ally Financial Loan. The gain was partially offset by Old GM’s proportionate share of Ally Financial’s losses of $0.6 billion; and (5) income tax benefit of $0.4 billion primarily related to a resolution of a U.S. and Canada transfer pricing matter and other discrete items offset by income tax provisions for profitable entities.

In the six months ended June 30, 2009 results included: (1) interest expense of $4.6 billion primarily related to amortization of discounts related to the UST Loan Facility of $2.9 billion and interest expense on unsecured debt of $0.9 billion and on the UST Loan Facility of $0.4 billion; (2) centrally recorded Reorganization expenses, net of $1.2 billion which primarily related to Old GM’s loss on the extinguishment of debt resulting from repayment of its secured revolving credit facility, U.S. term loan, and secured credit facility due to the fair value of the U.S. term loan exceeding its carrying amount by $1.0 billion, loss on contract rejections, settlements of claims and other lease terminations of $0.4 billion partially offset by gains related to release of Accumulated other comprehensive income (loss) associated with derivatives of $0.2 billion; (3) a loss on the extinguishment of the UST Ally Financial Loan of $2.0 billion when the UST exercised its option to convert outstanding amounts into shares of Ally Financial’s Class B Common Membership Interests. This loss was partially offset by a gain on extinguishment of debt of $0.9 billion related to an amendment to Old GM’s U.S. term loan; partially offset by (4) a gain recorded on the UST Ally Financial Loan of $2.5 billion upon the UST’s conversion of the UST Ally Financial Loan for Class B Common Membership Interests in Ally Financial. The gain resulted from the difference between the fair value and the carrying amount of the Ally Financial equity interests given to the UST in exchange for the UST Ally Financial Loan. The gain was partially offset by Old GM’s proportionate share of Ally Financial’s losses of $1.1 billion; and (5) Income tax benefit of $0.6 billion primarily related to a resolution of a U.S. and Canada transfer pricing matter and other discrete items offset by income tax provisions for profitable entities.

Liquidity and Capital Resources

We believe that our current level of cash and marketable securities will be sufficient to meet our liquidity needs. However, we expect to have substantial cash requirements going forward. Our known material future uses of cash include, among other possible demands: (1) Pension and OPEB payments; (2) continuing capital expenditures; (3) spending to implement long-term cost savings and restructuring plans such as restructuring our Opel/Vauxhall operations and potential capacity reduction programs; (4) reducing our overall debt levels which may include repayment of the VEBA Notes that we issued under the VEBA Note Agreement with the New VEBA, GM Daewoo’s revolving credit facility and other debt payments; (5) acquisition of AmeriCredit, an independent automobile finance company, for cash of approximately $3.5 billion; and (6) certain South American tax-related administrative and legal proceedings may require that we deposit funds in escrow, such escrow deposits may range from $725 million to $900 million.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” sections of our 2009 Form 10-K and this report, some of which are outside our control. Macro-economic conditions could limit our ability to successfully execute our business plans and, therefore, adversely affect our liquidity plans.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Recent Initiatives

We continue to monitor and evaluate opportunities to optimize the structure of our liquidity position.

In the three months ended June 30, 2010 we made investments of $4.6 billion in highly liquid marketable securities instruments with maturities between 90 days and 365 days. Previously, these funds would have been invested in short-term instruments less than 90 days and classified as a component of Cash and cash equivalents. Investments in these longer-term securities will increase the interest we earn on these investments. We continue to monitor our investment mix and may reallocate investments based on business requirements.

In June 2010 the German federal government notified us of its decision not to provide loan guarantees to Opel/Vauxhall. As a result we have decided to fund the requirements of Opel/Vauxhall internally. Opel/Vauxhall has subsequently withdrawn all applications for government loan guarantees from European governments. In July 2010 we committed an additional Euro 1.1 billion (equivalent to $1.3 billion) to fund Opel/Vauxhall’s restructuring and ongoing cash requirements.

In July 2010 we entered into a definitive agreement to acquire AmeriCredit, an independent automobile finance company, for cash of approximately $3.5 billion. This acquisition will allow us to provide a more complete range of financing options to our customers including additional capabilities in leasing and non-prime financing options. The transaction is expected to close in the fourth quarter of 2010 and we expect to fund the transaction using cash on hand.

The repayment of debt remains a key strategic initiative. We continue to evaluate potential debt repayments prior to maturity. Any such repayments may negatively affect our liquidity in the short-term. In July 2010 our Russian subsidiary repaid a loan facility of $150 million to cure a technical default. In the six months ended June 30, 2010 we repaid the remaining amounts owed under the UST Loans of $5.7 billion and Canadian Loan of $1.3 billion. Additionally, GM Daewoo repaid a portion of its revolving credit facility in the amount of $225 million.

We have entered into negotiations with financial institutions regarding a credit facility. While we do not believe we would require these proceeds to fund operating activities, the agreement would provide additional liquidity and financing flexibility. There is no assurance that we will reach a final agreement on this facility.

If we successfully execute a credit facility, we expect to prepay the VEBA Notes with available cash. Accordingly, at June 30, 2010 we reclassified the VEBA Notes from long-term debt to short-term debt in an amount of $2.9 billion (including unamortized premium of $209 million).

We continue to pursue our application for loans available under Section 136 of the Energy Independence and Security Act of 2007. While no assurance exists that we may qualify for the loans, any funds that we may receive would be used for costs associated with re-equipping, expanding and establishing manufacturing facilities in the United States to produce advanced technology vehicles and components for these vehicles.

Available Liquidity

Available liquidity includes cash balances and marketable securities. At June 30, 2010 available liquidity was $31.5 billion, not including funds available under credit facilities of $1.1 billion or in the Canadian Health Care Trust (HCT) escrow account of $1.0 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We manage our global liquidity using cash investments in the U.S., cash held at our international treasury centers and available liquidity at consolidated overseas subsidiaries. The following table summarizes global liquidity (dollars in millions):

	Successor
	June 30, 2010	December 31, 2009
Cash and cash equivalents	$26,773	$22,679
Marketable securities	4,761	134

Available liquidity	31,534	22,813
Available under credit facilities	1,115	618

Total available liquidity	32,649	23,431
UST and HCT escrow accounts (a)	956	13,430

Total liquidity including UST and HCT escrow accounts	$33,605	$36,861

(a)	Classified as Restricted cash and marketable securities. Refer to Note 12 to the condensed consolidated financial statements. The remaining funds held in the UST Escrow account were released in April 2010 following the repayment of the UST Loans and Canadian Loan.

Total available liquidity increased by $9.2 billion in the six months ended June 30, 2010 primarily due to positive cash flows from operating activities of $5.7 billion, investing activities less net marketable securities acquisitions of $11.1 billion, which were partially offset by negative cash flows from financing activities of $7.8 billion.

Credit Facilities

At June 30, 2010 we had committed credit facilities of $2.0 billion, under which we had borrowed $1.6 billion leaving $440 million available. Of these committed credit facilities GM Daewoo held $1.1 billion and other entities held $0.9 billion. In addition, at June 30, 2010 we had uncommitted credit facilities of $0.9 billion, under which we had borrowed $228 million leaving $675 million available. Uncommitted credit facilities include lines of credit which are available to us, but under which the lenders have no legal obligation to provide funding upon our request. We and our subsidiaries use credit facilities to fund working capital needs, product programs, facilities development and other general corporate purposes.

Our largest credit facility is GM Daewoo’s $1.1 billion revolving credit facility, which was established in October 2002 with a syndicate of banks. All outstanding amounts at October 2010 will convert into a term loan and are required to be paid in four equal annual installments by October 2014. Borrowings under this facility bear interest based on Korean Won denominated certificates of deposit. The average interest rate on outstanding amounts under this facility at June 30, 2010 was 5.6%. The borrowings are secured by certain GM Daewoo property, plant and equipment and are used by GM Daewoo for general corporate purposes, including working capital needs. In the three months ended June 30, 2010 GM Daewoo repaid $225 million of the $1.1 billion revolving credit facility. At June 30, 2010 the credit facility had an outstanding balance of $931 million leaving $207 million available.

The balance of our credit facilities are held by geographically dispersed subsidiaries, with available capacity on the facilities primarily concentrated at a few of our subsidiaries. At June 30, 2010 GM Hong Kong had $170 million of capacity on a $200 million term facility secured by a portion of our equity interest in SGM, with an additional $200 million revolving facility secured by the same collateral set to become available in late 2010. In addition, we have $355 million of capacity on a $370 million secured term facility available to certain of our subsidiaries in Thailand over 2010 and 2011. The facilities were entered into to fund growth opportunities within GMIO and meet potential cyclical cash needs.

Restricted Cash and Marketable Securities

In April 2010 we used funds from the UST Credit Agreement escrow account of $4.7 billion to repay in full the outstanding amount of the UST Loans. In addition, GMCL repaid in full the outstanding amount of the Canadian Loan of $1.1 billion. Both loans were repaid prior to maturity.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Following the repayment of the UST Loans and the Canadian Loan, the remaining UST escrow funds in an amount of $6.6 billion became unrestricted. The availability of those funds is no longer subject to the conditions set forth in the UST Credit Agreement.

Pursuant to an agreement between GMCL, EDC and an escrow agent we had $1.0 billion remaining in an escrow account at June 30, 2010 to fund certain of GMCL’s health care obligations pending the satisfaction of certain preconditions which have not yet been met.

Cash Flow

Operating Activities

In the six months ended June 30, 2010 we had positive cash flows from operating activities of $5.7 billion primarily due to: (1) net income of $2.8 billion, which included non-cash charges of $3.5 billion resulting from depreciation, impairment and amortization expense; (2) change in income tax related balances of $0.6 billion; partially offset by (3) pension contributions and OPEB cash payments of $0.9 billion; and (4) unfavorable changes in working capital of $0.8 billion. The unfavorable changes in working capital were related to increases in accounts receivables and inventories, partially offset by an increase in accounts payable as a result of increased production.

In the six months ended June 30, 2009 Old GM had negative cash flows from operating activities of $15.1 billion primarily due to: (1) net loss of $19.1 billion, which included non-cash charges of $6.3 billion resulting from depreciation, impairment and amortization expense; and (2) unfavorable working capital of $2.1 billion due to decreases in accounts payable partially offset by a decrease in accounts receivable and inventories.

Investing Activities

In the six months ended June 30, 2010 we had positive cash flows from investing activities of $6.4 billion primarily due to: (1) a reduction in Restricted cash and marketable securities of $12.6 billion primarily related to withdrawals from the UST Credit Agreement escrow account; (2) liquidations of operating leases of $0.3 billion; partially offset by (3) net investments in marketable securities of $4.6 billion due to investments in securities with maturities greater than 90 days; and (4) capital expenditures of $1.9 billion.

In the six months ended June 30, 2009 Old GM had negative cash flows from investing activities of $3.5 billion primarily due to: (1) capital expenditures of $3.1 billion; and (2) investment in Ally Financial of $0.9 billion; and (3) increase in Restricted cash and marketable securities of $0.6 billion; partially offset by (4) liquidations of automotive retail leases of $1.1 billion.

Financing Activities

In the six months ended June 30, 2010 we had negative cash flows from financing activities of $7.8 billion primarily due to: (1) repayments on the UST Loans of $5.7 billion, Canadian Loan of $1.3 billion and the program announced by the UST in March 2009 to provide financial assistance to automotive suppliers (Receivables Program) of $0.2 billion; (2) preferred dividend payments of $0.4 billion; and (3) a net decrease in short-term debt of $0.2 billion.

In the six months ended June 30, 2009 Old GM had positive cash flows from financing activities of $21.7 billion primarily due to: (1) proceeds from the UST Loan Facility and UST Ally Financial Loan of $16.6 billion; (2) proceeds from the DIP Facility of $10.7 billion; (3) proceeds from the EDC Loan Facility of $1.9 billion (4) proceeds from the German Facility of $0.4 billion; (5) proceeds from the Receivables Program of $0.3 billion; partially offset by (6) net payments on other debt of $7.1 billion; and (7) a net decrease in short-term debt of $1.0 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following table summarizes net liquid assets (debt) (dollars in millions):

	Successor
	June 30, 2010	December 31, 2009
Cash and cash equivalents	$26,773	$22,679
Marketable securities	4,761	134
UST Credit Agreement and Canadian HCT escrow accounts	956	13,430

Total liquid assets	32,490	36,243
Short-term debt and current portion of long-term debt	(5,524)	(10,221)
Long-term debt	(2,637)	(5,562)

Net liquid assets	$24,329	$20,460

Our net liquid assets increased by $3.9 billion in the six months ended June 30, 2010. This change was due to an increase of $4.1 billion in Cash and cash equivalents (as previously discussed); an increase of $4.6 billion in Marketable securities; and a decrease of $7.6 billion in Short-term and Long-term debt; partially offset by a reduction of $12.5 billion in the UST Credit Agreement escrow balance. The decrease in Short-term and Long-term debt primarily related to: (1) repayment in full of the UST Loans of $5.7 billion; (2) repayment in full of the Canadian Loan of $1.3 billion; and (3) repayment in full of the loans related to the Receivables Program of $0.2 billion.

Other Liquidity Issues

In connection with the 363 Sale, we assumed the obligation of the Receivables Program. At December 31, 2009 our equity contributions were $55 million and the UST had outstanding loans of $150 million to the Receivables Program. In the three months ended March 31, 2010 we repaid these loans in full and the Receivables Program was terminated in accordance with its terms in April 2010. Upon termination, we shared residual capital of $25 million in the program equally with the UST and paid a termination fee of $44 million.

Ally Financial currently finances our vehicles while they are in-transit to dealers in a number of markets including the U.S. In the event Ally Financial significantly limits or ceases to finance in-transit vehicles, our liquidity will be adversely affected.

We have extended loan commitments to certain affiliated companies and critical business partners. These commitments can be triggered under certain conditions and expire in the years 2010, 2011 and 2014. At June 30, 2010 we had a total commitment of $782 million outstanding with $25 million loaned.

We have covenants in our VEBA Note Agreement that could limit the amount and type of additional financing that we could raise to bolster our liquidity if needed.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Non-Cash Charges (Gains)

The following table summarizes significant non-cash charges (gains) (dollars in millions):

	Predecessor
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Impairment charges related to equipment on operating leases	$17	$61
Long-lived asset impairment charges	239	566
Impairment charges related to equity and cost method investments	—	28
Gain on extinguishment of debt	—	(906)
Gain on conversion of UST Ally Financial Loan	(2,477)	(2,477)
Loss on extinguishment of UST Ally Financial Loan	1,994	1,994

Total significant non-cash charges (gains)	$(227)	$(734)

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

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers’ commitments, certain product-related claims and commercial loans made by Ally Financial and outstanding with certain third parties excluding residual support and risk sharing related to Ally Financial. The maximum potential obligation under these commitments is $843 million at June 30, 2010.

Our current agreement with Ally Financial requires the repurchase of Ally Financial financed inventory invoiced to dealers after September 1, 2008, with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer’s sales and service agreement. Repurchase obligations exclude vehicles which are damaged, have excessive mileage or have been altered. The repurchase obligation ends in August 2010 for vehicles invoiced through August 2009 and ends in August 2011 for vehicles invoiced through August 2010.

The maximum potential amount of future payments required to be made to Ally Financial under this guarantee would be based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock and is estimated to be $15.9 billion at June 30, 2010. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer or at auction. The fair value of the guarantee was $34 million at June 30, 2010, which considers the likelihood of dealers terminating and estimated loss exposure for the ultimate disposition of vehicles.

Refer to Notes 17 and 23 to the condensed consolidated financial statements for additional information on guarantees we have provided.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at June 30, 2010 (dollars in millions):

	Payments Due by Period
	July 1, 2010 Through December 31, 2010	2011-2012	2013-2014	2015 and after	Total
Debt (a)(b)	$4,623	$960	$229	$3,094	$8,906
Capital lease obligations	76	141	86	317	620
Interest payments (c)	379	391	265	812	1,847
Operating lease obligations	240	668	403	583	1,894
Contractual commitments for capital expenditures	1,267	147	—	—	1,414
Postretirement benefits (d)	251	611	—	—	862
Other contractual commitments:
Material	585	1,317	258	74	2,234
Information technology	990	132	48	—	1,170
Marketing	396	256	169	60	881
Facilities	89	192	83	33	397
Rental car repurchases	2,135	2,521	—	—	4,656
Policy, product warranty and recall campaigns liability	1,610	4,065	1,200	275	7,150
Other	44	25	5	—	74

Total contractual commitments (e)(f)(g)	$12,685	$11,426	$2,746	$5,248	$32,105

Non-contractual postretirement benefits (h)	$122	$645	$1,209	$18,507	$20,483

(a)	Debt obligations in the period July 1, 2010 through December 31, 2010 include VEBA Notes of $2.5 billion that have been classified as short-term debt due to our expectation to prepay in the event that we are able to successfully execute a credit facility, and a $150 million loan facility that was classified as short-term at June 30, 2010 and repaid early in July 2010. Refer to Note 13 to the condensed consolidated financial statements for additional information on the VEBA Notes and the $150 million loan facility. Interest payments related to the VEBA Notes and the $150 million loan facility are included in the period July 1, 2010 through December 31, 2010 to correspond to the expected timing of the payments.

(b)	Projected future payments on lines of credit were based on outstanding amounts drawn at June 30, 2010.

(c)	Amounts include interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Interest payments based on variable interest rates were determined using the current interest rate in effect at June 30, 2010.

(d)	Amounts include other postretirement benefit payments under the current U.S. contractual labor agreements for the remainder of 2010 and 2011 and Canada labor agreements for the remainder of 2010 through 2012. Post-2009, the UAW hourly medical plan cash payments are capped at the contribution to the New VEBA.

(e)	Future payments in local currency amounts were translated into U.S. Dollars using the balance sheet spot rate at June 30, 2010.

(f)	Amounts do not include future cash payments for long-term purchase obligations which were recorded in Accounts payable or Accrued expenses at June 30, 2010.

(g)	Amounts exclude the cash commitment of approximately $3.5 billion in the period July 1, 2010 through December 31, 2010 to acquire AmeriCredit as well as future annual contingent obligations of Euro 265 million in the years 2011 to 2014 related to our Opel/Vauxhall restructuring plan.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(h)	Amount includes all expected future payments for both current and expected future service at June 30, 2010 for other postretirement benefit obligations for salaried employees and hourly postretirement benefit obligations extending beyond the current North American union contract agreements.

The table above does not reflect unrecognized tax benefits of $4.6 billion due to the high degree of uncertainty regarding the future cash outflows associated with these amounts.

The table above also does not reflect certain contingent loan and funding commitments that we have made with suppliers, other third parties and certain joint ventures. At June 30, 2010 we had commitments of $1.0 billion under these arrangements that were undrawn.

We do not have any contributions due to our U.S. qualified plans in 2010. The next pension funding valuation date based on the requirements of the Pension Protection Act (PPA) of 2006 will be October 1, 2010. At that time, based on the PPA, we have the option to select a funding interest rate for the valuation based on either the Full Yield Curve method or the 3-Segment method, both of which are considered to be acceptable methods. PPA also provides the flexibility of selecting a 3-Segment rate up to the preceding five months from the valuation date of October 1, 2010, i.e., the 3-Segment rate at May 31, 2010. Therefore, for a hypothetical valuation at June 30, 2010, we have assumed the 3-Segment rate at May 31, 2010 as the potential floor for funding interest rate that we could use for the actual funding valuation. Since this hypothetical election does not limit us to only using the 3-Segment rate beyond 2010, we have assumed that we retain the flexibility of selecting a funding interest rate based on either the Full Yield Curve method or the 3-Segment method. A hypothetical funding valuation at June 30, 2010, using the 3-Segment rate at May 31, 2010 and assuming the June 30, 2010 Full Yield Curve funding interest rate for all future valuations projects contributions of $4.3 billion and $5.7 billion in 2014 and 2015 and additional contributions may be required thereafter. Contributions of $0.2 billion and $0.1 billion may be required in 2012 and 2013 in order to preserve our flexibility to use credit balances to reduce cash contributions.

Alternatively, a hypothetical funding valuation at June 30, 2010 using the 3-Segment rate at May 31, 2010 and assuming that same funding interest rate for all future valuations projects contributions of $2.4 billion in 2015 and additional contributions may be required thereafter.

In both cases, we have assumed that the pension plans earn the expected return of 8.5% in the future. The hypothetical valuations do not comprehend the potential election of relief provisions that are available to us under the Pension Relief Act of 2010 (PRA) for the 2010 and 2011 plan year valuations. Electing the relief provisions for either the 2010, 2011 or both these valuations is projected to provide additional funding flexibility and allow additional deferral of significant contributions. However, the final regulations under the PRA have not yet been released, and as such we are not currently able to determine whether we would qualify or whether we would elect to avail ourselves of these relief provisions. In addition to the funding interest rate and rate of return on assets, the pension contributions could be affected by various other factors including the effect of any legislative changes.

Fair Value Measurements

In January 2009 Old GM adopted ASC 820-10, “Fair Value Measurements and Disclosures,” for nonfinancial assets and nonfinancial liabilities. Refer to Note 21 to the condensed consolidated financial statements for additional information regarding fair value measurements of nonfinancial assets and nonfinancial liabilities. Refer to Note 19 to the condensed consolidated financial statements for additional information regarding fair value measurements of financial assets and financial liabilities.

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

Level 3 Assets and Liabilities

At June 30, 2010 we used Level 3 inputs to measure net liabilities of $362 million (or 0.4%) of our total liabilities. These net liabilities included $29 million (or 0.1%) of the total assets, and $391 million (or 99.2%) of the total liabilities (of which $370 million were derivative liabilities) that we measured at fair value.

At June 30, 2010 net liabilities of $362 million measured using Level 3 inputs were primarily comprised of foreign currency derivatives. Foreign currency derivatives were classified as Level 3 due to an unobservable input which relates to our nonperformance risk. Given our nonperformance risk is not observable through the credit default swap market we based this measurement on an analysis of comparable industrial companies to determine the appropriate credit spread which would be applied to us by market participants. At June 30, 2010 we included a non-performance risk adjustment of $15 million in the fair value measurement of these derivatives which reflects a discount of 4.2% to the fair value before considering our credit risk. We anticipate settling these derivatives at maturity at fair value unadjusted for our nonperformance risk. Credit risk adjustments made to a derivative liability reverse as the derivative contract approaches maturity. This effect is accelerated if a contract is settled prior to maturity.

In the three months ended June 30, 2010 assets and liabilities measured using Level 3 inputs decreased $14 million from a net liability of $376 million to a net liability of $362 million primarily due to unrealized and realized gains on and the settlement of derivatives. In the six months ended June 30, 2010 assets and liabilities measured using Level 3 inputs decreased by $310 million from a net liability of $672 million to a net liability of $362 million primarily due to unrealized and realized gains on the settlement of derivatives.

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

In the three months ended March 31, 2009 Old GM determined the credit profile of certain foreign subsidiaries was equivalent to Old GM’s nonperformance risk which was observable through the credit default swap market and bond market based on prices for recent trades. Accordingly, foreign currency derivatives with a fair value of $2.1 billion were transferred from Level 3 into Level 2 in the six months ended June 30, 2009.

Realized gains and losses related to assets and liabilities measured using Level 3 inputs did not have a material effect on operations, liquidity or capital resources in the three and six months ended June 30, 2010 and 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

We paid dividends of $203 million on March 15, 2010 and $202 million on June 15, 2010 on our Series A Preferred Stock for the periods December 15, 2009 to March 14, 2010 and March 15, 2010 to June 14, 2010 following approval by our Board of Directors.

Employees

At June 30, 2010 we employed 208,000 employees. The following table summarizes employment by region (in thousands):

	Successor
	June 30, 2010	December 31, 2009
GMNA	105	103
GMIO (a)	61	62
GME (b)	42	50

Total Worldwide	208	215

United States — Salaried	26	26
United States — Hourly	53	51

(a)	Decrease in GMIO reflects a reduction of 2,400 employees due to the sale of our India Operations.

(b)	Decrease in GME primarily relates to the sale of Saab, employees located within Russia and Uzbekistan transferred from our GME segment to our GMIO segment and restructuring initiatives in Germany, Spain, and the United Kingdom.

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

We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. We have discussed the development, selection and disclosures of our critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosures relating to these estimates. Updates to our critical accounting estimates related to events occurring subsequent to the filing of our 2009 Form 10-K are discussed below.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Pensions

The defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected rate of return on plan assets and a discount rate. Due to significant events including those discussed in Note 19 to our 2009 Form 10-K, certain of the pension plans were remeasured at various dates in the periods January 1, 2010 through June 30, 2010, July 10, 2009 through December 31, 2009, January 1, 2009 through July 9, 2009 and in the years ended 2008 and 2007.

Net pension expense is calculated based on the expected return on plan assets and not the actual return on plan assets. The expected return on U.S. plan assets that is included in pension expense is determined from periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks using standard deviations, and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Differences between the expected return on plan assets and the actual return on plan assets are recorded in Accumulated other comprehensive income (loss) as an actuarial gain or loss, and subject to possible amortization into net pension expense over future periods. A market-related value of plan assets, which averages gains and losses over a period of years, is utilized in the determination of future pension expense. For substantially all pension plans, market-related value is defined as an amount that initially recognizes 60.0% of the difference between the actual fair value of assets and the expected calculated value, and 10.0% of that difference over each of the next four years. The market-related value of assets at December 31, 2009 used to determine net periodic pension income for the year ending December 31, 2010 was $2.8 billion lower than the actual fair value of plan assets at December 31, 2009.

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

The benefit obligation for pension plans in Canada, the United Kingdom and Germany comprise 92% of the non-U.S. pension projected benefit obligation at December 31, 2009. The discount rates for Canadian plans are determined using a cash flow matching approach, similar to the U.S. The discount rates for plans in the United Kingdom and Germany use a curve derived from high quality corporate bonds with maturities consistent with the plans’ underlying duration of expected benefit payments.

In the U.S., from December 31, 2009 to June 30, 2010, interest rates on high quality corporate bonds have decreased. We believe that a discount rate calculated as of June 30, 2010 using the methods described previously for U.S. pensions would be approximately 65 to 75 basis points lower than the rates used to measure the pension plans at December 31, 2009, the date of the last remeasurement for the U.S. Plans. As a result, funded status would decrease if the plans were remeasured at June 30, 2010, holding all other factors (e.g., actuarial assumptions and asset returns) constant. Refer to the following table, which presents the 25 basis point sensitivity for U.S. Pension Plans. It is not possible for us to predict what the economic environment will be at our next scheduled remeasurement as of December 31, 2010. Accordingly, discount rates and plan assets may be considerably different than those at June 30, 2010. Under U.S. GAAP, we are not obligated to remeasure the pension plans as of June 30, 2010.

	25 basis point increase	25 basis point decrease
U. S. Plans (a)
Effect on Annual Pension Expense (in millions)	$90	$(95)
Effect on December 31, 2009 PBO (in billions)	$(2.3)	$2.4

(a)	Based on December 31, 2009 remeasurements

GENERAL MOTORS COMPANY AND SUBSIDIARIES

There were multiple remeasurements of certain non-U.S. plans during the six months ended June 30, 2010. If all non-U.S. plans were remeasured as of June 30, 2010, we believe that the weighted average discount rate would not change significantly from the discount rates used to measure the obligations included in our balance sheet at June 30, 2010. Refer to the following table, which presents the 25 basis point sensitivity for non-U.S. plans.

	25 basis point increase	25 basis point decrease
Non-U. S. Plans (a)
Effect on Annual Pension Expense (in millions)	$(6)	$11
Effect on December 31, 2009 PBO (in billions)	$(0.6)	$0.7

(a)	Our largest plans are in Canada, Germany and the U.K. The largest plans in Germany and the U.K. were remeasured at June 30, 2010 and our plans in Canada at December 31, 2009.

The following table summarizes rates used to determine net pension expense:

	Successor		Predecessor
	January 1, 2010 Through June 30, 2010 (1)	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Weighted-average expected long-term rate of return on U.S. plan assets	8.50%	8.50%	8.50%	8.50%	8.50%
Weighted-average expected long-term rate of return on non-U.S. plan assets	7.34%	7.97%	7.74%	7.78%	7.85%
Weighted-average discount rate for U.S. plan obligations	5.52%	5.63%	6.27%	6.56%	5.97%
Weighted-average discount rate for non-U.S. plan obligations	5.31%	5.82%	6.23%	5.77%	4.97%

(1)	No remeasurement except for pension plans in the United Kingdom, Belgium, and Germany.

Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effect of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to expense over future periods.

The following table summarizes the unamortized actuarial (gain) loss (before tax) on U.S. and non-U.S. pension plans (dollars in billions):

	Successor		Predecessor
	June 30, 2010	December 31, 2009	December 31, 2008
Unamortized actuarial (gain) loss	$(2.7)	$(3.0)	$41.1

The unamortized actuarial gain of $2.7 million as of June 30, 2010, reflects the December 31, 2009 amount updated for accounting activity during the six months ended June 30, 2010, arising primarily from the remeasurements in the United Kingdom, Belgium and Germany and foreign currency translation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the actual and expected return on pension plan assets (dollars in billions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
U.S. actual return (a)	$9.9	$(0.2)	$(11.4)	$10.1
U.S. expected return	$3.0	$3.8	$8.0	$8.0
Non-U.S. actual return (a)	$1.2	$0.2	$(2.9)	$0.5
Non-U.S. expected return	$0.4	$0.4	$1.0	$1.0

(a)	Actual return not available for the six months ended June 30, 2010 as all of the plans were not remeasured.

Based on the last full set of pension plan remeasurements that was completed as of December 31, 2009, a change in the expected return on assets (EROA) assumption has the following effects: For the U.S. plans, an increase in the EROA of 25 basis points will decrease annual pension expense by $193 million; a decrease to the EROA will increase pension expense by $193 million. For the non-U.S. plans, an increase in the EROA of 25 basis points will decrease annual pension expense by $32 million, a decrease to the EROA of 25 basis points will increase pension expense by $32 million.

The U.S. pension plans generally provide covered U.S. hourly employees hired prior to October 15, 2007 with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. Early retirement supplements are also provided to those who retire prior to age 62. Hourly employees hired after October 15, 2007 participate in a cash balance pension plan. Formulas providing for such stated amounts are contained in the applicable labor contract. Pension expense in the six months ended June 30, 2010, the periods July 10, 2009 through December 31, 2009, January 1, 2009 through July 9, 2009, and in the years ended 2008 and 2007 and the pension obligations at June 30, 2010, December 31, 2009 and 2008 do not comprehend any future benefit increases or decreases that may occur beyond current labor contracts. The usual cycle for negotiating new labor contracts is every four years. There is not a past practice of maintaining a consistent level of benefit increases or decreases from one contract to the next.

The following data illustrates the sensitivity of changes in pension expense and pension obligation based on the last remeasurement of the U.S hourly pension plan at December 31, 2009, as a result of changes in future benefit units for U.S. hourly employees, effective after the expiration of the current contract:

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The significant non-U.S. OPEB plans cover Canadian employees. The discount rates for the Canadian plans are determined using a cash flow matching approach, similar to the U.S. OPEB obligations plans.

Due to the significant events discussed in Note 19 to our 2009 Form 10-K, the U.S. and non-U.S. OPEB plans were remeasured at various dates in the periods July 10, 2009 through December 31, 2009, January 1, 2009 through July 9, 2009 and in the years ended 2008 and 2007.

Significant differences in actual experience or significant changes in assumptions may materially affect the OPEB obligations. The effects of actual results differing from assumptions and the effects of changing assumptions are included in net actuarial gains and losses in Accumulated other comprehensive income (loss) that are subject to amortization over future periods.

In the U.S., from December 31, 2009 to June 30, 2010, interest rates on high quality corporate bonds have decreased. We believe that a discount rate calculated as of June 30, 2010 using the methods described previously for U.S. OPEB plans would be approximately 65 to 75 basis points lower than the rates used to measure the plans at December 31, 2009, the date of the last remeasurement for U.S. OPEB Plans. As a result, funded status would decrease if the plans were remeasured at June 30, 2010, holding all other factors constant (e.g., actuarial assumptions). Our significant non-U.S. OPEB plans are in Canada. We do not believe that there has been a significant change in interest rates on high quality corporate bonds in Canada from December 31, 2009 to June 30, 2010. Accordingly, we believe that the weighted average discount rate would not change significantly from December 31, 2009. It is not possible for us to predict what the economic environment will be at our next scheduled remeasurement as of December 31, 2010. Accordingly, discount rates may be considerably different than those at June 30, 2010. Under U.S. GAAP, we are not obligated to remeasure the plans as of June 30, 2010.

The estimated effect of a 25 basis point change in discount rate is summarized in the sensitivity table which follows.

	Change in Assumption
	25 basis point increase	25 basis point decrease
U. S. Plans
Effect on Annual OPEB Expense (in millions)	$5	$(3)
Effect on December 31, 2009 APBO (in billions)	$(0.1)	$0.1

Non-U. S. Plans
Effect on Annual OPEB Expense (in millions)	$1	$(1)
Effect on December 31, 2009 APBO (in billions)	$(0.1)	$0.1

The following table summarizes the weighted-average discount rate used to determine net OPEB expense for the significant plans:

	Successor		Predecessor
	January 1, 2010 Through June 30, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Weighted-average discount rate for U.S. plans	5.57%	6.81%	8.11%	7.02%	5.90%
Weighted-average discount rate for non-U.S. plans	5.22%	5.47%	6.77%	5.90%	5.00%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the health care cost trend rates used in the last remeasurement of the accumulated postretirement benefit obligations (APBO) at December 31:

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

The following table summarizes the effect of a one-percentage point change in the assumed healthcare trend rates based on the last remeasurement of the benefit plans at December 31, 2009:

	U.S. Plans(a)		Non-U.S. Plans
Change in Assumption	Effect on 2010 Aggregate Service and Interest Cost	Effect on December 31, 2009 APBO	Effect on 2010 Aggregate Service and Interest Cost		Effect on December 31, 2009 APBO
One percentage point increase	$—	$—	+$	14 million	+$	413 million
One percentage point decrease	$—	$—	–$	11 million	–$	331 million

(a)	As a result of modifications made to health care plans in connection with the 363 Sale, there are no significant uncapped U.S. healthcare plans remaining at December 31, 2009 and, therefore, the healthcare cost trend rate does not have a significant effect in the U.S.

Impairment of Goodwill

Goodwill is tested for impairment in the fourth quarter of each year for all reporting units, or more frequently if events occur or circumstances change that would warrant such a review. Our reporting units are GMNA, GME, and various components within the GMIO segment. The fair values of the reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. While we believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable, a change in assumptions underlying these estimates could result in a material effect on the financial statements.

At June 30, 2010 and December 31, 2009 we had goodwill of $30.2 billion and $30.7 billion, which predominately arose upon the application of fresh-start reporting. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value, and the difference between the U.S. GAAP and fair value amounts gives rise to goodwill, which is a residual. Our employee benefit related accounts were recorded in accordance with ASC 712 and ASC 715 and deferred income taxes were recorded in accordance with ASC 740. Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in goodwill. If all identifiable assets and liabilities had been recorded at fair value upon application of fresh-start reporting, no goodwill would have resulted.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the future, we have an increased likelihood of measuring goodwill for possible impairment during our annual or event-triggered goodwill impairment testing. An event driven impairment test is required if it is more likely than not that the fair value of a reporting unit is less than its net book value. Because our reporting units were recorded at their fair values upon application of fresh-start reporting, it is more likely that a decrease in the fair value of our reporting units from their fresh-start reporting values could occur, and such a decrease would trigger the need to measure for possible goodwill impairments.

Future goodwill impairments would occur should the fair value-to-U.S. GAAP adjustments differences decrease. Goodwill resulted from our recorded liabilities for certain employee benefit obligations being higher than the fair value of these obligations because lower discount rates were utilized in determining the U.S. GAAP values compared to those utilized to determine fair values. The discount rates utilized to determine the fair value of these obligations were based on our incremental borrowing rates, which included our nonperformance risk. Our incremental borrowing rates are also impacted by changes in market interest rates. Further, the recorded amounts of our assets were lower than their fair values because of the recording of valuation allowances on certain of our deferred tax assets. The difference between these fair value to U.S. GAAP amounts would decrease upon an improvement in our credit rating, thus resulting in a decrease in the spread between our employee benefit related obligations under U.S. GAAP and their fair values. A decrease will also occur upon reversal of our deferred tax asset valuation allowances. Should the fair value to U.S. GAAP adjustments differences decrease for these reasons, the implied goodwill balance will decline. Accordingly, at the next annual or event-driven goodwill impairment test, to the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment could occur.

In the three months ended June 30, 2010 there were event driven changes in circumstances within our GME reporting unit that warranted the testing of goodwill for impairment. Anticipated competitive pressure on our margins in the near- and medium-term led us to believe that the goodwill associated with our GME reporting unit may be impaired. Utilizing the best available information as of June 30, 2010 we performed a step one goodwill impairment test for our GME reporting unit, and concluded that goodwill was not impaired. The fair value of our GME reporting unit was estimated to be approximately $325 million over its carrying amount. If we had not passed step one, we believe the amount of any goodwill impairment would approximate $140 million based on the estimated differences between the fair value to U.S. GAAP adjustments at June 30, 2010 primarily for employee benefit plans and income taxes that gave rise to goodwill.

We utilized a discounted cash flow methodology to estimate the fair value of our GME reporting unit. The valuation methodologies utilized were consistent with those used in our application of fresh-start reporting on July 10, 2009, as discussed in Note 2 to our 2009 Form 10-K, and in our 2009 annual and event driven GME impairment tests and result in Level 3 measures within the valuation hierarchy. Assumptions used in our discounted cash flow analysis that had the most significant effect on the estimated fair value of our GME reporting unit include:

•	Our estimated weighted-average cost of capital (WACC);

•	Our estimated long-term growth rates; and

•	Our estimate of industry sales and our market share.

We used a WACC of 22.0% that considered various factors including bond yields, risk premiums, and tax rates; a terminal value that was determined using a growth model that applied a long-term growth rate of 0.5% to our projected cash flows beyond 2015; and industry sales of 18.4 million vehicles and a market share for Opel/Vauxhall of 6.45% in 2010 increasing to industry sales of 22.0 million vehicles and a 7.4% market share in 2015.

Our fair value estimate assumes the achievement of the future financial results contemplated in our forecasted cash flows, and there can be no assurance that we will realize that value. The estimates and assumptions used are subject to significant uncertainties, many of which are beyond our control, and there is no assurance that anticipated financial results will be achieved.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the approximate effects that a change in the WACC and long-term growth rate assumptions would have had on our determination of the fair value of our GME reporting unit at June 30, 2010 keeping all other assumptions constant (dollars in millions):

Change in Assumption	Effect on Fair Value of GME Reporting Unit at June 30, 2010
One percentage point decrease in WACC	+$	272
One percentage point increase in WACC	-$	247
One-half percentage point increase in long-term growth rate	+$	38
One-half percentage point decrease in long-term growth rate	-$	36

Refer to Note 8 to the unaudited condensed consolidated financial statements for additional information on goodwill impairments.

During the three months ended December 31, 2009 we performed our annual goodwill impairment testing for all of our reporting units and event driven impairment testing for our GME and certain other reporting units in GMIO. Based on this testing, we determined that goodwill was not impaired. Refer to Notes 12 and 25 to the 2009 Form 10-K for additional information on goodwill impairments.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Our ability to manage the distribution channels for our products, including our ability to consolidate our dealer network;

•	Our ability to qualify for federal funding of our advanced technology vehicle programs under Section 136 of the Energy Independence and Security Act of 2007;

•	The ability to successfully restructure our European operations;

•

The continued availability of both wholesale and retail financing from Ally Financial and its affiliates in the United States, Canada and the other markets in which we operate to support our ability to sell vehicles in those markets, which is dependent on Ally Financial’s ability to obtain funding and which may be suspended by Ally Financial if Ally Financial’s credit exposure to us exceeds certain limitations provided in our operating arrangements with Ally Financial;

•

Our ability to develop captive financing capability, including by closing the acquisition of AmeriCredit, which is contingent upon certain closing conditions such as the approval of AmeriCredit shareholders;

•	Overall strength and stability of general economic conditions and of the automotive industry, both in the United States and in global markets;

•

Continued economic instability or poor economic conditions in the United States and global markets, including the credit markets, or changes in economic conditions, commodity prices, housing prices, foreign currency exchange rates or political stability in the markets in which we operate;

•	Shortages of and increases or volatility in the price of oil;

•

Significant changes in the competitive environment, including the effect of competition and excess manufacturing capacity in our markets, on our pricing policies or use of incentives and the introduction of new and improved vehicle models by our competitors;

•	Significant changes in economic and market conditions in China, including the effect of competition from new market entrants, on our vehicle sales and market position in China;

•

Changes in the existing, or the adoption of new, laws, regulations, policies or other activities of governments, agencies and similar organizations, including where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates;

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

*   *   *   *   *   *   *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We and Old GM entered into a variety of foreign currency exchange, interest rate and commodity forward contracts and options to manage exposures arising from market risks resulting from changes in foreign currency exchange rates, interest rates and certain commodity prices. We do not enter into derivative transactions for speculative purposes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The overall financial risk management program is under the responsibility of the Risk Management Committee, which reviews and, where appropriate, approves strategies to be pursued to mitigate these risks. A risk management control framework is utilized to monitor the strategies, risks and related hedge positions, in accordance with the policies and procedures approved by the Risk Management Committee.

In August 2010 we changed our risk management policy. Our prior policy was intended to reduce volatility of forecasted cash flows primarily through the use of forward contracts and swaps. The intent of the new policy is primarily to protect against risk arising from extreme adverse market movements on our key exposures and involves a shift to greater use of purchased options.

A discussion of our and Old GM’s accounting policies for derivative financial instruments is included in Note 4 to the consolidated financial statements in our 2009 10-K. Further information on our exposure to market risk is included in Note 20 to the consolidated financial statements in our 2009 10-K.

In 2008 credit market volatility increased significantly, creating broad credit concerns. In addition, Old GM’s credit standing and liquidity position in the first half of 2009 and the Chapter 11 Proceedings severely limited its ability to manage risks using derivative financial instruments as most derivative counterparties were unwilling to enter into transactions with Old GM. Subsequent to the 363 Sale and through December 31, 2009, we were largely unable to enter forward contracts pending the completion of negotiations with potential derivative counterparties. In August 2010 we executed new agreements with counterparties that enable us to enter into options, forward contracts and swaps.

In accordance with the provisions of ASC 820-10, “Fair Value Measurements and Disclosures,” which requires companies to consider nonperformance risk as part of the measurement of fair value of derivative liabilities, we record changes in the fair value of our derivative liabilities based on our current credit standing. At June 30, 2010 the fair value of derivatives in a net liability position was $340 million.

The following analyses provide quantitative information regarding exposure to foreign currency exchange rate risk, interest rate risk, commodity price risk and equity price risk. Sensitivity analysis is used to measure the potential loss in the fair value of financial instruments with exposure to market risk. The models used assume instantaneous, parallel shifts in exchange rates, interest rate yield curves and commodity prices. For options and other instruments with nonlinear returns, models appropriate to these types of instruments are utilized to determine the effect of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that interest rates and commodity prices change in a parallel fashion and that spot exchange rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled and do not contemplate the effects of correlations between foreign currency pairs, or offsetting long-short positions in currency pairs which may significantly reduce the potential loss in value.

Foreign Currency Exchange Rate Risk

We have and Old GM had foreign currency exposures related to buying, selling, and financing in currencies other than the functional currencies of our and Old GM’s operations. Derivative instruments, such as foreign currency forwards, swaps and options are used primarily to hedge exposures with respect to forecasted revenues, costs and commitments denominated in foreign currencies. At June 30, 2010 such contracts have remaining maturities of up to 14 months. At June 30, 2010 our three most significant foreign currency exposures are the U.S. Dollar/Korean Won, Euro/British Pound and Euro/Korean Won.

At June 30, 2010, December 31, 2009 and 2008 the net fair value liability of financial instruments with exposure to foreign currency risk was $3.6 billion, $5.9 billion and $6.3 billion. This presentation utilizes a population of foreign currency exchange derivatives and foreign currency denominated debt and excludes the offsetting effect of foreign currency cash, cash equivalents and other assets. The potential loss in fair value for such financial instruments from a 10% parallel shift in all quoted foreign currency exchange rates would be $589 million, $941 million and $2.3 billion at June 30, 2010, December 31, 2009 and 2008.

We are and Old GM was also exposed to foreign currency risk due to the translation of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in

GENERAL MOTORS COMPANY AND SUBSIDIARIES

the results of operations and may adversely affect our and Old GM’s financial position. The effect of foreign currency exchange rate translation on our consolidated financial position was a net translation loss of $189 million in the six months ended June 30, 2010 and a gain of $157 million in the period July 10, 2009 through December 31, 2009. The effect of foreign currency exchange rate translation on Old GM’s consolidated financial position was a net translation gain of $232 million in the period January 1, 2009 through July 9, 2009 and a net translation loss of $1.2 billion in the year ended December 31, 2008. These gains and losses were recorded as an adjustment to Total stockholders’ deficit through Accumulated other comprehensive income (loss). The effects of foreign currency exchange rate transactions were a loss of $33 million in the six months ended June 30, 2010 a loss of $755 million in the period July 10, 2009 through December 31, 2009, a loss of $1.1 billion in the period January 1, 2009 through July 9, 2009 and a gain of $1.7 billion in the year ended December 31, 2008.

Interest Rate Risk

We are and Old GM was subject to market risk from exposure to changes in interest rates due to financing activities. Interest rate risk in Old GM was managed primarily with interest rate swaps. The interest rate swaps Old GM entered into usually involved the exchange of fixed for variable rate interest payments to effectively convert fixed rate debt into variable rate debt in order to achieve a target range of variable rate debt. At June 30, 2010 we did not have any interest rate swap derivative positions to manage interest rate exposures.

At June 30, 2010 we had fixed rate short-term debt of $4.4 billion and variable rate short-term debt of $1.1 billion. Of this fixed rate short-term debt, $3.2 billion was denominated in U.S. Dollars and $1.2 billion was denominated in foreign currencies. Of the variable rate short-term debt, $339 million was denominated in U.S. Dollars and $796 million was denominated in foreign currencies.

At December 31, 2009 we had fixed rate short-term debt of $592 million and variable rate short-term debt of $9.6 billion. Of this fixed rate short-term debt, $232 million was denominated in U.S. Dollars and $360 million was denominated in foreign currencies. Of the variable rate short-term debt, $6.2 billion was denominated in U.S. Dollars and $3.4 billion was denominated in foreign currencies.

At June 30, 2010 we had fixed rate long-term debt of $2.1 billion and variable rate long-term debt of $588 million. Of this fixed rate long-term debt, $576 million was denominated in U.S. Dollars and $1.5 billion was denominated in foreign currencies. Of the variable rate long-term debt, $358 million was denominated in U.S. Dollars and $230 million was denominated in foreign currencies.

At December 31, 2009 we had fixed rate long-term debt of $4.7 billion and variable rate long-term debt of $873 million. Of this fixed rate long-term debt, $3.4 billion was denominated in U.S. Dollars and $1.3 billion was denominated in foreign currencies. Of the variable rate long-term debt, $551 million was denominated in U.S. Dollars and $322 million was denominated in foreign currencies.

At June 30, 2010, December 31, 2009 and 2008 the net fair value liability of financial instruments with exposure to interest rate risk was $7.8 billion, $16.0 billion and $17.0 billion. The potential increase in fair value at June 30, 2010 resulting from a 10% decrease in quoted interest rates would be $226 million. The potential increase in fair value at December 31, 2009 resulting from a 10% decrease in quoted interest rates would be $402 million. The potential increase in fair value at December 31, 2008 resulting from a 10 percentage point increase in quoted interest rates would be $3.6 billion.

Commodity Price Risk

We are and Old GM was exposed to changes in prices of commodities used in the automotive business, primarily associated with various non-ferrous and precious metals for automotive components and energy used in the overall manufacturing process. Certain commodity purchase contracts meet the definition of a derivative. Old GM entered into various derivatives, such as commodity swaps and options, to offset its commodity price exposures. We resumed a derivative commodity hedging program using options in December 2009.

At June 30, 2010, December 31, 2009 and 2008 the net fair value asset (liability) of commodity derivatives was $24 million, $11 million and ($553) million. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices

GENERAL MOTORS COMPANY AND SUBSIDIARIES

would be $13 million, $6 million and $109 million at June 30, 2010, December 31, 2009 and 2008. This amount excludes the offsetting effect of the commodity price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk

We are and Old GM was exposed to changes in prices of equity securities held. We typically do not attempt to reduce our market exposure to these equity instruments. Our exposure includes certain investments we hold in warrants of other companies. At June 30, 2010 and December 31, 2009 the fair value of these warrants was $25 million. At June 30, 2010 and December 31, 2009 our exposure also includes investments of $30 million and $32 million in equity securities classified as trading. At December 31, 2008 Old GM had investments of $24 million in equity securities classified as available-for-sale. These amounts represent the maximum exposure to loss from these investments.

At June 30, 2010, the carrying amount of cost method investments was $1.7 billion, of which the carrying amounts of our investments in Ally Financial common stock and Ally Financial preferred stock were $966 million and $665 million. At December 31, 2009 the carrying amount of cost method investments was $1.7 billion, of which the carrying amounts of our investments in Ally Financial common stock and preferred stock were $970 million and $665 million. At December 31, 2008 the carrying amount of cost method investments was $98 million, of which the carrying amount of the investment in Ally Financial Preferred Membership Interests was $43 million. These amounts represent the maximum exposure to loss from these investments. On June 30, 2009 Ally Financial converted from a tax partnership to a C corporation and, as a result, our equity ownership in Ally Financial was converted from membership interests to shares of capital stock. Also, on June 30, 2009 Old GM began to account for its investment in Ally Financial common stock as a cost method investment. On July 10, 2009 as a result of our application of fresh-start reporting, we recorded an increase of $1.3 billion and $629 million to the carrying amounts of our investments in Ally Financial common stock and preferred stock to reflect their estimated fair value of $1.3 billion and $665 million. In the period July 10, 2009 through December 31, 2009 we recorded impairment charges of $270 million related to our investment in Ally Financial common stock and $4 million related to other cost method investments. In the year ended 2008 Old GM recorded impairment charges of $1.0 billion related to its investment in Ally Financial Preferred Membership Interests.

Counterparty Risk

We are exposed to counterparty risk on derivative contracts, which is the loss we could incur if a counterparty to a derivative contract defaulted. We enter into agreements with counterparties that allow the set-off of certain exposures in order to manage this risk.

Our counterparty risk is managed by our Risk Management Committee, which establishes exposure limits by counterparty. We monitor and report our exposures to the Risk Management Committee and our Treasurer on a periodic basis. At June 30, 2010 a majority of all of our counterparty exposures are with counterparties that are rated A or higher.

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

We are exposed to credit risk related to the potential inability to access liquidity in money market funds we invested in if the funds were to deny redemption requests. As part of our risk management process, we invest in large funds that are managed by reputable financial institutions. We also follow investment guidelines to limit our exposure to individual funds and financial institutions.

*   *   *    *   *   *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our management, with the participation of our Chairman and CEO and Vice Chairman and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2010. Based on this evaluation, our CEO and CFO concluded that, at that date, the disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at a reasonable assurance level because of a material weakness in internal control over financial reporting at GM as reported in our 2009 Form 10-K at December 31, 2009 that continues to exist.

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

We believe that the remediation activities completed at December 31, 2009 and discussed in our 2009 Form 10-K would have been sufficient to allow us to conclude that the previously identified material weakness no longer existed at December 31, 2009. However, due to the complexity of fresh-start adjustments resulting from the Chapter 11 Proceedings and the related 363 Sale in 2009 and the number of accounting periods open at one time, management did not have clear visibility into the operational effectiveness of newly remediated controls within the period-end financial reporting process. In some cases, management was not able to sufficiently test the operating effectiveness of certain remediated controls in 2009 and to conclude that the controls related to the period-end financial reporting process were operating effectively. During the six months ended June 30, 2010, management led various initiatives, including training, to help ensure the controls related to the period-end financial close process would operate as they had been designed and deployed during the 2009 material weakness remediation efforts. Testing is underway to assess operational effectiveness during 2010. Also, management identified additional opportunities to improve the effectiveness and efficiency of the Company’s internal controls related to the period-end financial reporting process, including procedures and controls related to the preparation of the statement of cash flows.

Corporate Accounting and other key departments had their resources augmented by utilizing external resources and performing additional closing procedures in 2010. As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the condensed consolidated financial statements of the Company at and for the three and six months ended June 30, 2010, fairly present in all material respects, the financial condition and results of operations in conformity with U.S. GAAP.

There have not been any other changes in internal control over financial reporting in the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

*   *   *   *   *   *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

The discussion in the following paragraphs is limited to an update of developments that have occurred in various material pending legal proceedings to which we are a party, other than in the ordinary routine litigation incidental to our business. These proceedings are fully described in our 2009 Form 10-K as updated in our Form 10-Q for the three months ended March 31, 2010. We and other defendants affiliated with us intend to defend all of the following actions vigorously.

OnStar Analog Equipment Litigation

As previously reported, our wholly-owned subsidiary OnStar Corporation is a party to more than 20 putative class actions filed in various states, including Michigan, Ohio, New Jersey, Pennsylvania and California. All of these cases have been consolidated for pretrial purposes in a multi-district proceeding under the caption In re OnStar Contract Litigation in the U.S. District Court for the Eastern District of Michigan. On August 2, 2010 plaintiffs filed a motion seeking to add General Motors LLC as an additional defendant. We will oppose that motion, which we believe is barred by the Sale Approval Order entered by the United States Bankruptcy Court for the Southern District of New York on July 5, 2009.

Unintended Acceleration Class Actions

As previously reported, we have been named as a co-defendant in two of the many class action lawsuits brought against Toyota arising from Toyota’s recall of certain vehicles related to reports of unintended acceleration. The two cases are Nimishabahen Patel v. Toyota Motors North America, Inc. et al. (filed in the United States District Court for the District of Connecticut on February 9, 2010) and Darshak Shah v. Toyota Motors North America, Inc. et al. (filed in the United States District court for the District of Massachusetts on or about February 16, 2010). The cases were consolidated in the multi-district proceeding pending in the Central District of California created to administer all cases in the Federal court system addressing Toyota unintended acceleration issues. On August 2, 2010, a consolidated Complaint was filed in the multi-district proceeding and we were omitted from the list of named defendants. Accordingly, it is possible that the claims asserted will not be further pursued against us.

AmeriCredit Transaction Claims

On July 27, 2010 Robert Hatfield, Derivatively on behalf of AmeriCredit Corp v, Clifton Morris, Jr. et al , was filed in the district court for Tarrant County, Texas. General Motors Holdings, LLC and General Motors Company (“the GM entities”) are two of the named defendants. Among other allegations, the complaint alleges that the individual defendants breached their fiduciary duty with regard to the proposed transaction between AmeriCredit and General Motors. The GM Entities are accused of aiding and abetting the alleged breach of fiduciary duty by the individual defendants (officers and directors of AmeriCredit). Among other relief, the complaint seeks to enjoin the transaction from closing. It is not possible to determine the likelihood of success or reasonably ascertain the amount of any attorneys’ fees or costs that may be awarded.

On July 28, 2010 Labourers Pension Fund of Eastern and Central Canada, on behalf of itself and all others similarly situated v. AmeriCredit Corp, et al. was filed in the district court for Tarrant County, Texas. General Motors Company is one of the named defendants. The plaintiff seeks class action status and alleges that AmeriCredit and the individual defendants (officers and directors of AmeriCredit) breached their fiduciary duties in negotiating and approving the proposed transaction between AmeriCredit and General Motors. General Motors is accused of aiding and abetting the alleged breach of fiduciary duty. Among other relief, the complaint seeks to enjoin both the transaction from closing as well as a shareholder vote on the proposed transaction. No determination has been made that the case may be maintained as a class action, and it is not possible to determine the likelihood of liability or reasonably ascertain the amount of any damages.

On or about August 6, 2010, Clara Butler, Derivatively on behalf of AmeriCredit Corp v, Clifton Morris, Jr. et al, was filed in the district court for Tarrant County, Texas. General Motors Holdings, LLC and General Motors Company are among the named

GENERAL MOTORS COMPANY AND SUBSIDIARIES

defendants. Like previously filed litigation related to the proposed AmeriCredit acquisition, the complaint initiating this case alleges that individual officers and directors of AmeriCredit breached their fiduciary duties to AmeriCredit shareholders. The GM Entities are accused of breaching a fiduciary duty and aiding and abetting the individual defendants in usurping a corporate opportunity. Among other relief, the complaint seeks to rescind the AmeriCredit transaction and enjoin its consummation, and also to award plaintiff costs and disbursements including attorneys’ and expert fees. It is not possible to determine the likelihood of success or reasonably ascertain the amount of any attorneys’ fees or costs that may be awarded.

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

Our business is highly dependent on sales volume. Global vehicle sales have declined significantly from their peak levels, and there is no assurance that the global automobile market will recover in the near future or that it will not suffer a significant further downturn.

Our business and financial results are highly sensitive to sales volume, as demonstrated by the effect of sharp declines in vehicle sales on our business in the U.S. since 2007 and globally since 2008. Vehicle sales in the U.S. have fallen significantly on an annualized basis since their peak in 2007, and sales globally have shown steep declines on an annualized basis since their peak in January 2008. Many of the economic and market conditions that drove the drop in vehicle sales, including declines in real estate and equity values, increases in unemployment, tightened credit markets, depressed consumer confidence and weak housing markets, continue to impact sales. In addition, recent concerns over levels of sovereign indebtedness have contributed to a renewed tightening of credit markets in some of the markets in which we do business. Although vehicle sales began to recover in certain of our markets in the three months ended December 31, 2009 there is no assurance that this recovery in vehicle sales will continue or spread across all our markets. Further, sales volumes may again decline severely or take longer to recover than we expect, and if they do, our results of operations and financial condition will be materially adversely affected.

Our ability to attract a sufficient number of consumers to consider our vehicles, particularly our new products, is essential to our ability to achieve long-term profitability.

Our ability to achieve long-term profitability depends on our ability to entice consumers to consider our products when purchasing a new vehicle. The automotive industry, particularly in the U.S., is very competitive, and our competitors have been very successful in persuading customers that previously purchased our products to purchase their vehicles instead as is reflected by our loss of market share over the past three years. We believe that this is due, in part, to a negative public perception of our products in relation to those of some of our competitors. Changing this perception, including with respect to the fuel efficiency of our products, will be critical to our long-term profitability. If we are unable to change public perception of our company and products, especially our new products, including cars and crossovers, our results of operations and financial condition could be materially adversely affected.

The pace of introduction and market acceptance of new vehicles is important to our success, and the frequency of new vehicle introductions may be materially adversely affected by reductions in capital expenditures.

Our competitors have introduced new and improved vehicle models designed to meet consumer expectations and will continue to do so. Our profit margins, sales volumes, and market shares may decrease if we are unable to produce models that compare favorably to these competing models. If we are unable to produce new and improved vehicle models on a basis competitive with the models introduced by our competitors, including models of smaller vehicles, demand for our vehicles may be materially adversely affected. Further, the pace of our development and introduction of new and improved vehicles depends on our ability to implement successfully improved technological innovations in design, engineering, and manufacturing, which requires extensive capital investment. Any

GENERAL MOTORS COMPANY AND SUBSIDIARIES

capital expenditure cuts in these areas that we may determine to implement in the future to reduce costs and conserve cash could reduce our ability to develop and implement improved technological innovations, which may materially reduce demand for our vehicles.

Our continued ability to achieve cost reductions and to realize production efficiencies for our automotive operations is critical to our ability to achieve long-term profitability.

We are continuing to implement a number of cost reduction and productivity improvement initiatives in our automotive operations, including labor modifications and substantial restructuring initiatives for our European operations. Our future competitiveness depends upon our continued success in implementing these restructuring initiatives throughout our automotive operations, especially in North America and Europe. In addition, while some of the elements of cost reduction are within our control, others such as interest rates or return on investments, which influence our expense for pensions, depend more on external factors, and there can be no assurance that such external factors will not materially adversely affect our ability to reduce our structural costs. Reducing costs may prove difficult due to our focus on increasing advertising and our belief that engineering expenses necessary to improve the performance, safety, and customer satisfaction of our vehicles are likely to increase.

Failure of our suppliers, due to difficult economic conditions affecting our industry, to provide us with the systems, components, and parts that we need to manufacture our automotive products and operate our business could result in a disruption in our operations and have a material adverse effect on our business.

We rely on many suppliers to provide us with the systems, components, and parts that we need to manufacture our automotive products and operate our business. In recent years, a number of these suppliers have experienced severe financial difficulties and solvency problems, and some have sought relief under the Bankruptcy Code or similar reorganization laws. This trend intensified in 2009 due to the combination of general economic weakness, sharply declining vehicle sales, and tightened credit availability that has affected the automotive industry generally. Suppliers may encounter difficulties in obtaining credit or may receive an opinion from their independent public accountants regarding their financial statements that includes a statement expressing substantial doubt about their ability to continue as a going concern, which could trigger defaults under their financings or other agreements or impede their ability to raise new funds.

When comparable situations have occurred in the past, suppliers have attempted to increase their prices, pass through increased costs, alter payment terms, or seek other relief. In instances where suppliers have not been able to generate sufficient additional revenues or obtain the additional financing they need to continue their operations, either through private sources or government funding, which may not be available, some have been forced to reduce their output, shut down their operations, or file for bankruptcy protection. Such actions would likely increase our costs, create challenges to meeting our quality objectives, and in some cases make it difficult for us to continue production of certain vehicles. To the extent we take steps in such cases to help key suppliers remain in business, our liquidity would be adversely affected. It may also be difficult to find a replacement for certain suppliers without significant delay.

Increase in cost, disruption of supply, or shortage of raw materials could materially harm our business.

We use various raw materials in our business including steel, non-ferrous metals such as aluminum and copper, and precious metals such as platinum and palladium. The prices for these raw materials fluctuate depending on market conditions. In recent years, freight charges and raw material costs increased significantly. Substantial increases in the prices for our raw materials increase our operating costs and could reduce our profitability if we cannot recoup the increased costs through increased vehicle prices. In addition, some of these raw materials, such as corrosion-resistant steel, are only available from a limited number of suppliers. We cannot guarantee that we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials, which may be caused by a deterioration of our relationships with suppliers or by events such as labor strikes, could negatively affect our net revenues and profitability to a material extent.

We operate in a highly competitive industry that has excess manufacturing capacity and attempts by our competitors to sell more vehicles could have a significant negative impact on our vehicle pricing, market share, and operating results.

The global automotive industry is highly competitive, and overall manufacturing capacity in the industry exceeds demand. Many manufacturers have relatively high fixed labor costs as well as significant limitations on their ability to close facilities and reduce fixed

GENERAL MOTORS COMPANY AND SUBSIDIARIES

costs. Our competitors may respond to these relatively high fixed costs by attempting to sell more vehicles by adding vehicle enhancements, providing subsidized financing or leasing programs, offering option package discounts or other marketing incentives, or reducing vehicle prices in certain markets. In addition, manufacturers in lower cost countries such as China and India have emerged as competitors in key emerging markets and announced their intention of exporting their products to established markets as a bargain alternative to entry-level automobiles. These actions have had, and are expected to continue to have, a significant negative impact on our vehicle pricing, market share, and operating results, and present a significant risk to our ability to enhance our revenue per vehicle.

Inadequate cash flow could materially adversely affect our business operations in the future.

We will require substantial liquidity to implement long-term cost savings and restructuring plans, continue capital spending to support product programs and development of advanced technologies, and meet scheduled term debt and lease maturities and pension contributions, in each case as contemplated by our business plan. If our cash levels approach the minimum cash levels necessary to support our normal business operations, we may be forced to borrow additional funds at rates that may not be favorable, curtail capital spending, and reduce research and development and other programs that are important to the future success of our business. If this were to happen, our need for cash would be intensified.

Although we believe that the funding we received in connection with our formation and our purchase of substantially all of MLC’s assets provides us with sufficient liquidity to operate our business, our ability to maintain adequate liquidity over the long-term will depend significantly on the volume, mix and quality of our vehicle sales and our ability to minimize operating expenses. Our liquidity needs are sensitive to changes in each of these and other factors.

As part of our business plan, we have reduced compensation for our most highly paid executives and have reduced the number of our management and non-management salaried employees, and these actions may materially adversely affect our ability to hire and retain salaried employees.

As part of the cost reduction initiatives in our business plan, and pursuant to the direction of the Special Master for TARP Executive Compensation (the Special Master), the form and timing of the compensation for our most highly paid executives is not competitive with that offered by other major corporations. Furthermore, while we have repaid in full our indebtedness under the UST Credit Agreement, the executive compensation and corporate governance provisions of Section 111 of the Emergency Economic Stabilization Act of 2008, as amended (the EESA), including the Interim Final Rule implementing Section 111 (the Interim Final Rule), will continue to apply to us for the period specified in the EESA and the Interim Final Rule. In addition, certain of the covenants in the UST Credit Agreement will continue to apply to us until the earlier to occur of (i) us ceasing to be a recipient of Exceptional Financial Assistance, as determined pursuant to the Interim Final Rule or any successor or final rule, or (ii) UST ceasing to own any direct or indirect equity interests in us. The effect of Section 111 of EESA, the Interim Final Rule and the covenants is to restrict the compensation that we can provide to our top executives and prohibit certain types of compensation or benefits for any employees. At the same time, we have substantially decreased the number of salaried employees so that the workload is shared among fewer employees and in general the demands on each salaried employee are increased. Companies in similar situations have experienced significant difficulties in hiring and retaining highly skilled employees, particularly in competitive specialties. Given our compensation structure and increasing job demands, there is no assurance that we will be able to hire and retain the employees whose expertise is required to execute our business plan while at the same time developing and producing vehicles that will stimulate demand for our products.

Our plan to reduce the number of our retail channels and brands and to consolidate our dealer network is likely to reduce our total sales volume, may not create the cost savings we anticipate, and is likely to result in restructuring costs that may materially adversely affect our results of operations.

As part of our business plan, we will focus our resources in the U.S. on four brands: Chevrolet, Cadillac, Buick, and GMC. We completed the sale of Saab Automobile AB (Saab) in February 2010, and have ceased production of our Pontiac, Saturn and HUMMER brands. We also intend to consolidate our dealer network by reducing the total number of our U.S. dealers from approximately 5,200 as of June 30, 2010 to approximately 4,500 by the end of 2010. We anticipate that this reduction in retail outlets, brands, and dealers will result in cost savings over time, but there is no assurance that we would realize the savings expected. Based

GENERAL MOTORS COMPANY AND SUBSIDIARIES

on our experience and the experiences of other companies that have eliminated brands, models, and/or dealers, we believe that our market share could decline because of these reductions. In addition, executing the phase-out of retail channels and brands and the reduction in the number of our dealers will require us to terminate established business relationships. There is no assurance that we will be able to terminate all of these relationships, and if we are not able to terminate substantially all of these relationships, we would not be able to achieve all of the benefits we have targeted. In addition, the cost of negotiating terminations of any remaining dealers on an individual basis may adversely affect our results of operations.

Our business plan contemplates that we restructure our operations in various European countries, but we may not succeed in doing so, and that could have a material adverse effect on our business.

Our business plan contemplates that we restructure our operations in various European countries, and we are actively working to accomplish this. We continue to work towards a restructuring of our German and certain other European operations. We cannot be certain that we will be able to successfully complete any of these restructurings. In addition, restructurings, whether or not ultimately successful, can involve significant expense and disruption to the business as well as labor disruptions, which can adversely affect the business. Moreover, in June 2010 the German federal government notified us of its decision not to provide loan guarantees to Opel/Vauxhall. As a result, we decided to fund the requirements of Opel/Vauxhall internally and withdrew all applications for government loan guarantees from European governments. Our decision to restructure our European operations will require us to invest significant additional funds and require significant management attention. We cannot assure you that any of our contemplated restructurings will be completed or achieve the desired results, and if we cannot successfully complete such restructurings, we may choose to, or the directors of the relevant entity may be compelled to, or creditors may force us to, seek relief for our various European operations under applicable local bankruptcy, reorganization, insolvency, or similar laws, where we may lose control over the outcome of the restructuring process due to the appointment of a local receiver, trustee, or administrator (or similar official) or otherwise and which could result in a liquidation and us losing all or a substantial part of our interest in the business.

Our U.S. defined benefit pension plans are currently underfunded, and our pension funding obligations may increase significantly due to weak performance of financial markets and its effect on plan assets.

Our future funding obligations for our U.S. defined benefit pension plans qualified with the IRS depends upon the future performance of assets placed in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans and any changes in government laws and regulations. Our employee benefit plans currently hold a significant amount of equity and fixed income securities. Due to Old GM’s contributions to the plans and to the strong performance of these assets during prior periods, the U.S. hourly and salaried pension plans were consistently overfunded from 2005 through 2007, which allowed Old GM to maintain a surplus without making additional contributions to the plans. However, due to a number of factors, including significant declines in financial markets and a deterioration in the value of our plan assets, as well as the coverage of additional retirees, including certain Delphi hourly employees, our U.S. defined benefit pension plans were underfunded on a U.S. GAAP basis by $17.1 billion at December 31, 2009. In addition, at December 31, 2009, our non-U.S. defined benefit pension plans were underfunded on a U.S. GAAP basis by approximately $10.3 billion. The defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected rate of return on plan assets and a discount rate. In the U.S., from December 31, 2009 to June 30, 2010, interest rates on high quality corporate bonds have decreased. We believe that a discount rate calculated as of June 30, 2010 would be approximately 65 to 75 basis points lower than the rates used to measure the pension plans at December 31, 2009, the date of the last remeasurement for the U.S. pension plans. As a result, funded status would decrease if the plans were remeasured at June 30, 2010, holding all other factors (e.g., actuarial assumptions and asset returns) constant (see the Critical Accounting Estimates for an indication of the sensitivity associated with movements in discount rate). It is not possible for us to predict what the economic environment will be at our next scheduled remeasurement as of December 31, 2010. Accordingly, discount rates and plan assets may be considerably different than those at June 30, 2010. Under U.S. GAAP, we are not required to remeasure our plans as of June 30, 2010.

The next U.S. pension funding valuation date based on the requirements of the Pension Protection Act (PPA) of 2006 will be October 1, 2010. However, based on a hypothetical funding valuation at June 30, 2010, we may need to make significant contributions to our U.S. pension plans in 2014 and beyond (see Contractual Obligations and Other Long-Term Liabilities section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details).

GENERAL MOTORS COMPANY AND SUBSIDIARIES

If the total values of the assets held by our pension plans decline and/or the returns on such assets underperform the Company’s return assumptions, our pension expenses would generally increase and, as a result, could materially adversely affect our financial position. Changes in interest rates that are not offset by contributions, asset returns and/or hedging activities could also increase our obligations under such plans. If local legal authorities increase the minimum funding requirements for our pension plans outside the U.S., we could be required to contribute more funds, which would negatively affect our cash flow.

If adequate financing on acceptable terms is not available through Ally Financial or other sources to our customers and dealers, distributors, and suppliers to enable them to continue their business relationships with us, our business could be materially adversely affected.

Our customers and dealers require financing to purchase a significant percentage of our global vehicle sales. Historically, Ally Financial has provided most of the financing for our dealers and a significant amount of financing for our customers. Due to recent conditions in credit markets, particularly later in 2008, retail customers and dealers experienced severe difficulty in accessing the credit markets. As a result, the number of vehicles sold or leased declined rapidly in the second half of 2008, with lease contract volume dropping significantly by the end of 2008. This had a significant adverse effect on Old GM vehicle sales overall because many of its competitors have captive financing subsidiaries that were better capitalized than Ally Financial during 2008 and 2009 and thus were able to offer consumers subsidized financing and leasing offers.

Similarly, the reduced availability of Ally Financial wholesale dealer financing (in the second half of 2008 and 2009), the increased cost of such financing, and the limited availability of other sources of dealer financing due to the general weakness of the credit market has caused and may continue to cause dealers to modify their plans to purchase vehicles from us.

Because of recent modifications to our commercial agreements with Ally Financial, Ally Financial no longer is subject to contractual wholesale funding commitments or retail underwriting targets. In addition, Ally Financial’s credit rating has declined in recent years. This may negatively affect its access to funding and therefore its ability to provide adequate financing at competitive rates to our customers and dealers. Further, if any of our competitors with captive financing subsidiaries are able to continue to offer consumers and dealers financing and leasing on better terms than our customers and dealers are able to obtain, consumers may be more inclined to purchase our competitors’ vehicles and our competitors’ dealers may be better able to stock our competitors’ products.

As part of a strategy to develop our own captive financing unit, we have entered into a definitive agreement to acquire AmeriCredit, which we expect will enable us to offer increased availability of leasing and non-prime financing for our customers. We cannot assure you that we will be able to close the acquisition of AmeriCredit, which is subject to certain closing conditions, many of which are beyond our control, including the approval of AmeriCredit shareholders. Our failure to successfully develop our own captive financing unit, including through the AmeriCredit acquisition, could materially adversely affect our business.

The UST (or its designee) owns a controlling in us, and its interests may differ from those of our other stockholders.

The UST beneficially owns a majority of our common stock on a fully diluted basis. As a result of this stock ownership interest, the UST is able to exercise significant influence over our business if it elects to do so. This includes the ability to have significant influence over matters brought for a stockholder vote. To the extent the UST elects to exercise such influence over us, its interests (as a government entity) may differ from those of our other stockholders and it may influence, through its ability to vote for the election of our directors, matters including:

•	The selection, tenure and compensation of our management;

•	Our business strategy and product offerings;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

In addition, while we have repaid in full our indebtedness under the UST Credit Agreement, the executive compensation and corporate governance provisions of Section 111 of the EESA, including the Interim Final Rule, will continue to apply to us for the period specified in the EESA and the Interim Final Rule. In addition, certain of the covenants in the UST Credit Agreement will continue to apply to us until the earlier to occur of (i) us ceasing to be a recipient of Exceptional Financial Assistance, as determined pursuant to the Interim Final Rule or any successor or final rule, or (ii) UST ceasing to own any direct or indirect equity interests in us. The effect of Section 111 of EESA, the Interim Final Rule and the covenants is to restrict the compensation that we can provide to our top executives and prohibit certain types of compensation or benefits for any employees. Compliance with the covenants contained in the VEBA Note Agreement and the UST Credit Agreement could restrict our ability to take actions that management believes are important to our long-term strategy. If strategic transactions we wish to undertake are prohibited or inconsistent with, or detrimental to, our long-term viability, our ability to execute our long-term strategy could be materially adversely affected. In addition, monitoring and certifying our compliance with the VEBA Note Agreement and the UST Credit Agreement requires a high level of expense and management attention on a continuing basis.

Even though we have made significant modifications to our obligations to the New VEBA, we are still obligated to contribute a significant amount of cash to fund the New VEBA in the future.

Even though we have made significant modifications to our obligations to the New VEBA, we are still required to contribute a significant amount of cash to the New VEBA over a period of years. The amounts payable to the New VEBA include: (1) dividends payable on the 260 million shares of Series A Preferred Stock issued to the New VEBA in connection with the closing of the 363 Sale, which have a liquidation preference of $25.00 per share and accrue cumulative dividends at a rate equal to 9.0% per annum (payable quarterly on March 15, June 15, September 15 and December 15) if, as and when declared by our Board of Directors (the UST and Canada GEN Investment Corporation (Canada Holdings) hold an additional 100 million shares of Series A Preferred Stock); and (2) payments on the VEBA Notes in three equal installments of $1.4 billion on July 15, 2013, 2015 and 2017. On or after December 31, 2014, we may redeem, in whole or in part, the shares of Series A Preferred Stock at the time outstanding, at a redemption price per share equal to the sum of: (1) $25.00 per share; and (2) subject to limited exceptions, any accrued and unpaid dividends. There is no assurance that we will be able to obtain all of the necessary funding to fund our existing VEBA payment obligations on terms that will be acceptable to us. If we are unable to obtain funding from internal or external sources or some combination thereof on terms that are consistent with our business plan, we would have to delay, reduce, or cancel other planned expenditures.

Our planned investment in new technology in the future is significant and may not be funded at anticipated levels and, even if funded at anticipated levels, may not result in successful vehicle applications.

We intend to invest significant capital resources to support our products and to develop new technology. In addition, we plan to invest heavily in alternative fuel and advanced propulsion technologies between 2010 and 2012, largely to support our planned

GENERAL MOTORS COMPANY AND SUBSIDIARIES

expansion of hybrid and electric vehicles, consistent with our announced objective of being recognized as the industry leader in fuel efficiency. Moreover, if our future operations do not provide us with the liquidity we anticipate, we may be forced to reduce, delay, or cancel our planned investments in new technology.

In some cases, the technologies that we plan to employ, such as hydrogen fuel cells and advanced battery technology, are not yet commercially viable and depend on significant future technological advances by us and by suppliers. For example, we have announced that we intend to produce by November 2010 the Chevrolet Volt, an electric car, which requires battery technology that has not yet proven to be commercially viable. There can be no assurance that these advances will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate, or that we will be able to establish our right to these technologies. However, our competitors and others are pursuing similar technologies and other competing technologies, in some cases with more money available, and there can be no assurance that they will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage.

New laws, regulations, or policies of governmental organizations regarding increased fuel economy requirements and reduced greenhouse gas emissions, or changes in existing ones, may have a significant effect on how we do business.

We are affected significantly by governmental regulations that can increase costs related to the production of our vehicles and affect our product portfolio. We anticipate that the number and extent of these regulations, and the related costs and changes to our product lineup, will increase significantly in the future. In the U.S. and Europe, for example, governmental regulation is primarily driven by concerns about the environment (including greenhouse gas emissions), vehicle safety, fuel economy, and energy security. These government regulatory requirements could significantly affect our plans for global product development and may result in substantial costs, including civil penalties. They may also result in limits on the types of vehicles we sell and where we sell them, which can affect revenue.

Corporate Average Fuel Economy provisions in the Energy Independence and Security Act of 2007 (the EISA) mandate fuel economy standards beginning in the 2011 model year that would increase to at least 35 mpg by 2020 on a combined car and truck fleet basis, a 40% increase over current levels. In addition, California is implementing a program to regulate vehicle greenhouse gas emissions (AB 1493 Rules) and therefore will require increased fuel economy. This California program has standards currently established for the 2009 model year through the 2016 model year. Thirteen additional states and the Province of Quebec have also adopted the California greenhouse gas standards.

On May 19, 2009, President Obama announced his intention for the federal government to implement a harmonized federal program to regulate fuel economy and greenhouse gases. He directed the Environmental Protection Agency (EPA) and the United States Department of Transportation (DOT) to work together to create standards through a joint rulemaking for control of emissions of greenhouse gases and for fuel economy. In the first phase, these standards would apply to passenger cars, light-duty trucks, and medium-duty passenger vehicles built in model years 2012 through 2016. The California Air Resources Board (CARB) has agreed that compliance with EPA’s greenhouse gas standards will be deemed compliance with the California greenhouse gas standards for the 2012 through 2016 model years. EPA and the National Highway Traffic Safety Administration (NHTSA), on behalf of DOT, issued their final rule to implement this new federal program on April 1, 2010. We have committed to work with EPA, the NHTSA, the states, and other stakeholders in support of a strong national program to reduce oil consumption and address global climate change.

We are committed to meeting or exceeding these regulatory requirements, and our product plan of record projects compliance with the anticipated federal program through the 2016 model year. We expect that to comply with these standards we will be required to sell a significant volume of hybrid or electrically powered vehicles throughout the U.S., as well as implement new technologies for conventional internal combustion engines, all at increased cost levels. There is no assurance that we will be able to produce and sell vehicles that use such technologies on a profitable basis, or that our customers will purchase such vehicles in the quantities necessary for us to comply with these regulatory programs.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In addition, the European Union (EU) passed legislation, effective April 23, 2009, to begin regulating vehicle carbon dioxide emissions beginning in 2012. The legislation sets a target of a fleet average of 95 grams per kilometer for 2020, with the requirements for each manufacturer based on the weight of the vehicles it sells. Additional measures have been proposed or adopted in Europe to regulate features such as tire rolling resistance, vehicle air conditioners, tire pressure monitors, gear shift indicators, and others. At the national level, 17 EU Member States have adopted some form of fuel consumption or carbon dioxide-based vehicle taxation system, which could result in specific market requirements for us to introduce technology earlier than is required for compliance with the EU emissions standards.

Other governments around the world, such as Canada, South Korea, and China are also creating new policies to address these same issues. As in the U.S., these government policies could significantly affect our plans for product development. Due to these regulations, we could be subject to sizable civil penalties or have to restrict product offerings drastically to remain in compliance. Additionally, the regulations will result in substantial costs, which could be difficult to pass through to our customers, and could result in limits on the types of vehicles we sell and where we sell them, which could affect our operations, including facility closings, reduced employment, increased costs, and loss of revenue.

We may be unable to qualify for federal funding for our advanced technology vehicle programs under Section 136 of the EISA or may not be selected to participate in the program.

The U.S. Congress provided the DOE with $25.0 billion in funding to make direct loans to eligible applicants for the costs of re-equipping, expanding, and establishing manufacturing facilities in the U.S. to produce advanced technology vehicles and components for these vehicles. Old GM submitted three applications for Section 136 Loans aggregating $10.3 billion to support its advanced technology vehicle programs prior to July 2009. Based on the findings of the Auto Task Force under Old GM’s UST Loan Agreement in March 2009, the DOE determined that Old GM did not meet the viability requirements for Section 136 Loans.

On July 10, 2009 we purchased certain assets of Old GM pursuant to Section 363 of the Bankruptcy Code, including the rights to the loan applications submitted to the Advanced Technology Vehicle Manufacturing Incentive Program (the ATVMIP). Further, we submitted a fourth application in August 2009. Subsequently, the DOE advised us to resubmit a consolidated application including all the four applications submitted earlier and also the Electric Power Steering project acquired from Delphi in October 2009. We submitted the consolidated application in October 2009, which requested an aggregate amount of $14.4 billion of Section 136 Loans. Ongoing product portfolio updates and project modifications requested from the DOE have the potential to reduce the maximum loan amount. To date, the DOE has announced that it would provide approximately $8.4 billion in Section 136 Loans to Ford Motor Company, Nissan Motor Company, Tesla Motors, Inc., Fisker Automotive, Inc., and Tenneco Inc. There can be no assurance that we will qualify for any remaining loans or receive any such loans even if we qualify.

A significant amount of our operations are conducted by joint ventures that we cannot operate solely for our benefit.

Many of our operations, particularly in emerging markets, are carried on by joint ventures such as SGM. In joint ventures, we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities, or resources as we do. In general, joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be materially adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.

Our business in China is subject to aggressive competition and is sensitive to economic and market conditions.

Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market

GENERAL MOTORS COMPANY AND SUBSIDIARIES

share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. In addition, our business in China is sensitive to economic and market conditions that drive sales volume in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.

Shortages of and volatility in the price of oil have caused and may have a material adverse effect on our business due to shifts in consumer vehicle demand.

Volatile oil prices in 2008 and 2009 contributed to weaker demand for some of Old GM’s and our higher margin vehicles, especially our fullsize sport utility vehicles, as consumer demand shifted to smaller, more fuel-efficient vehicles, which provide lower profit margins and in recent years represented a smaller proportion of Old GM’s and our sales volume in North America. Fullsize pick-up trucks, which are generally less fuel efficient than smaller vehicles, represented a higher percentage of Old GM’s and our North American sales during 2008 and 2009 compared to the total industry average percentage of fullsize pick-up truck sales in those periods. Demand for traditional sport utility vehicles and vans also declined during the same periods. Any future increases in the price of oil in the U.S. or in our other markets or any sustained shortage of oil could further weaken the demand for such vehicles, which could reduce our market share in affected markets, decrease profitability, and have a material adverse effect on our business.

Restrictions in our labor agreements could limit our ability to pursue or achieve cost savings through restructuring initiatives, and labor strikes, work stoppages, or similar difficulties could significantly disrupt our operations.

Substantially all of the hourly employees in our U.S., Canadian, and European automotive operations are represented by labor unions and are covered by collective bargaining agreements, which usually have a multi-year duration. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. Our current collective bargaining agreement with the UAW will expire in September 2011, and while the UAW has agreed to a commitment not to strike prior to 2015, any UAW strikes, threats of strikes, or other resistance in the future could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies in furtherance of our North American initiatives. A lengthy strike by the UAW that involves all or a significant portion of our manufacturing facilities in the United States would have a material adverse effect on our operations and financial condition, particularly our liquidity.

Despite the formation of our new company, we continue to have indebtedness and other obligations. Our obligations together with our cash needs may require us to seek additional financing, minimize capital expenditures, or seek to refinance some or all of our debt.

Despite the formation of our new company, we continue to have indebtedness and other obligations, including significant liabilities to our underfunded defined benefit pension plans. Our current and future indebtedness and other obligations could have several important consequences. For example, they could:

•

Require us to dedicate a larger portion of our cash flow from operations than we currently do to the payment of principal and interest on our indebtedness and other obligations, which will reduce the funds available for other purposes such as product development;

•	Make it more difficult for us to satisfy our obligations;

•	Make us more vulnerable to adverse economic and industry conditions and adverse developments in our business;

•	Limit our ability to withstand competitive pressures;

•	Limit our ability to fund working capital, capital expenditures, and other general corporate purposes; and

•	Reduce our flexibility in responding to changing business and economic conditions.

Future liquidity needs may require us to seek additional financing or minimize capital expenditures. There is no assurance that either of these alternatives would be available to us on satisfactory terms or on terms that would not require us to renegotiate the terms and conditions of our existing debt agreements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our failure to comply with the covenants in the agreements governing our present and future indebtedness could materially adversely affect our financial condition and liquidity.

Several of the agreements governing our indebtedness, including the VEBA Note Agreement and other loan facility agreements, contain covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. In the past, we have failed to meet certain of these covenants, including by failing to provide financial statements in a timely manner and failing certain financial tests. In addition, the Chapter 11 Proceedings and the change in control as a result of the 363 Sale triggered technical defaults in certain loans for which we had assumed the obligations. A breach of any of the covenants in the agreements governing our indebtedness, if uncured, could lead to an event of default under any such agreements, which in some circumstances could give the lender the right to demand that we accelerate repayment of amounts due under the agreement. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from the lenders or to seek alternative or additional sources of financing, and we cannot assure you that we would be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. Refer to Note 13 to the condensed consolidated financial statements for additional information on technical defaults and covenant violations that have occurred recently. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

The ability of our new executive management team to quickly learn the automotive industry and lead our company will be critical to our ability to succeed.

Within the past year we have substantially changed our executive management team. We have elected a new Chief Executive Officer who will start on September 1, 2010 and a new Chief Financial Officer who started on January 1, 2010, both of whom have no outside automotive industry experience. We have also promoted from within GM many new senior officers. It is important to our success that the new members of the executive management team quickly understand the automotive industry and that our senior officers quickly adapt and excel in their new senior management roles. If they are unable to do so, and as a result are unable to provide effective guidance and leadership, our business and financial results could be materially adversely affected.

We could be materially adversely affected by changes or imbalances in foreign currency exchange and other rates.

Given the nature and global spread of our business, we have significant exposures to risks related to changes in foreign currency exchange rates, commodity prices, and interest rates, which can have material adverse effects on our business. For example, at times certain of our competitors have derived competitive advantage from relative weakness of the Japanese Yen, which has provided pricing advantages for vehicles and parts imported from Japan to markets with more robust currencies like the U.S. and Western Europe. Similarly, a significant strengthening of the Korean Won relative to the U.S. dollar or the Euro would affect the competitiveness of our Korean operations as well as that of certain Korean competitors. As yet another example, a relative weakness of the British Pound compared to the Euro has had an adverse effect on our results of operations in Europe. In addition, in preparing the condensed consolidated financial statements, we translate our revenues and expenses outside the U.S. into U.S. Dollars using the average foreign currency exchange rate for the period and the assets and liabilities using the foreign currency exchange rate at the balance sheet date. As a result, foreign currency fluctuations and the associated translations could have a material adverse effect on our results of operations.

Our businesses outside the U.S. expose us to additional risks that may materially adversely affect our business.

The majority of our vehicle sales are generated outside the U.S. We are pursuing growth opportunities for our business in a variety of business environments outside the U.S. Operating in a large number of different regions and countries exposes us to political, economic, and other risks as well as multiple foreign regulatory requirements that are subject to change, including:

•	Economic downturns in foreign countries or geographic regions where we have significant operations, such as China;

•

Economic tensions between governments and changes in international trade and investment policies, including imposing restrictions on the repatriation of dividends, especially between the United States and China;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Foreign regulations restricting our ability to sell our products in those countries;

•	Differing local product preferences and product requirements, including fuel economy, vehicle emissions, and safety;

•	Differing labor regulations and union relationships;

•	Consequences from changes in tax laws;

•	Difficulties in obtaining financing in foreign countries for local operations; and

•	Political and economic instability, natural calamities, war, and terrorism.

The effects of these risks may, individually or in the aggregate, materially adversely affect our business.

New laws, regulations, or policies of governmental organizations regarding safety standards, or changes in existing ones, may have a significant negative effect on how we do business.

Our products must satisfy legal safety requirements. Meeting or exceeding government-mandated safety standards is difficult and costly because crashworthiness standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. While we are managing our product development and production operations on a global basis to reduce costs and lead times, unique national or regional standards or vehicle rating programs can result in additional costs for product development, testing, and manufacturing. Governments often require the implementation of new requirements during the middle of a product cycle, which can be substantially more expensive than accommodating these requirements during the design of a new product.

The costs and effect on our reputation of product recalls could materially adversely affect our business.

From time to time, we recall our products to address performance, compliance, or safety-related issues. The costs we incur in connection with these recalls typically include the cost of the part being replaced and labor to remove and replace the defective part. In addition, product recalls can harm our reputation and cause us to lose customers, particularly if those recalls cause consumers to question the safety or reliability of our products. Any costs incurred or lost sales caused by future product recalls could materially adversely affect our business. Conversely, not issuing a recall or not issuing a recall on a timely basis can harm our reputation and cause us to lose customers for the same reasons as expressed above.

We have determined that our disclosure controls and procedures and our internal controls over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.

Our management team for financial reporting, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. At December 31, 2009, because of the inability to sufficiently test the effectiveness of remediated internal controls, we concluded that our internal control over financial reporting was not effective. At June 30, 2010 we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weakness in our internal control over financial reporting that continued to exist. Until we have been able to test the operating effectiveness of remediated internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements of the Company’s various financing agreements.

Item 5. Part II Other Information

On August 11, 2010 our Board of Directors elected Daniel F. Akerson, age 61, Chief Executive Officer. Mr. Akerson’s election will be effective September 1, 2010, when Edward E. Whitacre, Jr. will retire from his current position as Chief Executive Officer.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Mr. Akerson will continue to serve on our Board of Directors, which he joined in July 2009. Mr. Whitacre will continue as Chairman and after he retires from the Board, which he intends to do by the end of 2010, Mr. Akerson will become Chairman.

Mr. Akerson has been Managing Director and Head of Global Buyout of The Carlyle Group since July 2009. He served as Managing Director and Co-Head of the U.S Buyout Fund from 2003 to 2009. Prior to joining Carlyle, Mr. Akerson served as Chairman and Chief Executive Officer of XO Communications, Inc. from 1999 to January 2003. XO Communications, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in June 2002 and emerged from bankruptcy proceedings in January 2003. Mr. Akerson also served as Chairman of Nextel Communications from 1996 to 2001 and Chairman and Chief Executive Officer from 1996 to 1999. He held the offices of Chairman and Chief Executive Officer of General Instrument Corporation from 1993 to 1995. He is currently a director of American Express Company.

Mr. Akerson has no other reportable relationships with us or our affiliates.

Mr. Akerson’s compensation has not been finalized; we will report that information in a Current Report on Form 8-K when it is available.

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
(Nick S. Cyprus, Vice President, Controller and Chief Accounting Officer)

Date: August 16, 2010

GENERAL MOTORS COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith