Form 10-Q
period 2010-09-30
General Motors Co
filed 2010-11-10
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its company Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☑  Smaller reporting company  ☐

Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

As of November 1, 2010, the number of shares outstanding of $0.01 par value common stock was 1,500,000,000 shares.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Net sales and revenue	$34,060	$98,710	$25,147	$1,637	$47,115

Costs and expenses
Cost of sales	29,468	85,818	23,554	1,819	55,814
Selling, general and administrative expense	2,710	8,017	2,636	728	6,161
Other expenses (income), net	30	115	(40)	81	1,235

Total costs and expenses	32,208	93,950	26,150	2,628	63,210

Operating income (loss)	1,852	4,760	(1,003)	(991)	(16,095)
Equity in income of and disposition of interest in Ally Financial	—	—	—	—	1,380
Interest expense	(263)	(850)	(365)	(823)	(5,428)
Interest income and other non-operating income, net	258	802	454	19	852
Loss on extinguishment of debt	—	(1)	—	—	(1,088)
Reorganization gains, net (Note 2)	—	—	—	129,312	128,155

Income (loss) before income taxes and equity income	1,847	4,711	(914)	127,517	107,776
Income tax expense (benefit)	(25)	845	(139)	(607)	(1,166)
Equity income, net of tax	351	1,165	204	15	61

Net income (loss)	2,223	5,031	(571)	128,139	109,003
Less: Net income (loss) attributable to noncontrolling interests	61	265	287	141	(115)

Net income (loss) attributable to stockholders	2,162	4,766	(858)	127,998	109,118
Less: Cumulative dividends on preferred stock	203	608	50	—	—

Net income (loss) attributable to common stockholders	$1,959	$4,158	$(908)	$127,998	$109,118

Earnings (loss) per share (Note 22)
Basic
Net income (loss) attributable to common stockholders	$1.31	$2.77	$(0.73)	$209.49	$178.63
Weighted-average common shares outstanding	1,500	1,500	1,238	611	611
Diluted
Net income (loss) attributable to common stockholders	$1.20	$2.62	$(0.73)	$209.38	$178.55
Weighted-average common shares outstanding	1,630	1,588	1,238	611	611
Pro forma earnings (loss) per share (Note 27)
Basic
Net income attributable to common stockholders	$0.85	$2.32
Weighted average common shares outstanding	1,500	1,500
Diluted
Net income attributable to common stockholders	$0.79	$2.19
Weighted-average common shares outstanding	1,630	1,588

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

(Unaudited)

	Successor
	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$27,466	$22,679
Marketable securities	6,010	134

Total cash, cash equivalents and marketable securities	33,476	22,813
Restricted cash and marketable securities	1,323	13,917
Accounts and notes receivable (net of allowance of $279 and $250)	8,725	7,518
Inventories	13,044	10,107
Assets held for sale	—	388
Equipment on operating leases, net	2,942	2,727
Other current assets and deferred income taxes	2,074	1,777

Total current assets	61,584	59,247
Non-Current Assets
Equity in net assets of nonconsolidated affiliates	8,691	7,936
Assets held for sale	—	530
Property, net	19,116	18,687
Goodwill	30,556	30,672
Intangible assets, net	12,454	14,547
Other assets	4,837	4,676

Total non-current assets	75,654	77,048

Total Assets	$137,238	$136,295

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$22,137	$18,725
Short-term debt and current portion of long-term debt (including debt at GM Daewoo of $1,072 at September 30, 2010; Note 10)	5,621	10,221
Liabilities held for sale	—	355
Accrued expenses (including derivative liabilities at GM Daewoo of $217 at September 30, 2010; Note 10)	24,811	23,134

Total current liabilities	52,569	52,435
Non-Current Liabilities
Long-term debt (including debt at GM Daewoo of $798 at September 30, 2010; Note 10)	2,945	5,562
Liabilities held for sale	—	270
Postretirement benefits other than pensions	8,721	8,708
Pensions	28,965	27,086
Other liabilities and deferred income taxes	13,322	13,279

Total non-current liabilities	53,953	54,905

Total Liabilities	106,522	107,340
Commitments and contingencies (Note 17)
Preferred stock, $0.01 par value (2,000,000,000 shares authorized, 360,000,000 shares issued and outstanding (each with a $25.00 liquidation preference) at September 30, 2010 and December 31, 2009)	6,998	6,998
Equity
Common stock, $0.01 par value (5,000,000,000 shares authorized, 1,500,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009)	15	15
Capital surplus (principally additional paid-in capital)	24,041	24,040
Accumulated deficit	(236)	(4,394)
Accumulated other comprehensive income (loss)	(1,073)	1,588

Total stockholders’ equity	22,747	21,249
Noncontrolling interests	971	708

Total equity	23,718	21,957

Total Liabilities and Equity	$137,238	$136,295

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In millions)

(Unaudited)

	Common Stockholders’
	Common Stock (a)	Capital Surplus (a)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity (Deficit)
Balance December 31, 2009, Successor	$15	$24,040	$(4,394)	$1,588	$708		$21,957
Net income (loss)	—	—	4,766	—	265	$5,031	5,031
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	134	2	136
Cash flow hedging loss, net	—	—	—	(20)	—	(20)
Unrealized gain on securities	—	—	—	29	—	29
Defined benefit plans
Net prior service cost	—	—	—	(8)	—	(8)
Net actuarial loss	—	—	—	(2,796)	—	(2,796)

Other comprehensive income (loss)	—	—	—	(2,661)	2	(2,659)	(2,659)

Comprehensive income (loss)						$2,372

Effects of adoption of amendments to ASC 810-10 regarding variable interest entities (Note 3)	—	—	—	—	76		76
Cash dividends paid to GM preferred stockholders	—	—	(608)	—	—		(608)
Dividends declared or paid to noncontrolling interests	—	—	—	—	(61)		(61)

Repurchase of noncontrolling interest shares	—	1	—	—	(7)		(6)

Other	—	—	—	—	(12)		(12)

Balance September 30, 2010, Successor	$15	$24,041	$(236)	$(1,073)	$971		$23,718

(a)	Common stock and Capital surplus at December 31, 2009 and September 30, 2010 are restated to reflect a three-for-one stock split effected on November 1, 2010.

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In millions)

(Unaudited)

	Common Stockholders’
	Common Stock (a)	Capital Surplus (a)	Accumulated Equity (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity (Deficit)
Balance December 31, 2008, Predecessor	$1,017	$16,489	$(70,727)	$(32,339)	$484		$(85,076)
Net income (loss)	—	—	109,118	—	(115)	$109,003	109,003
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	232	(85)	147
Cash flow hedging gains, net	—	—	—	99	177	276
Unrealized gain on securities	—	—	—	46	—	46
Defined benefit plans
Net prior service costs	—	—	—	2,828	—	2,828
Net actuarial loss	—	—	—	(6,237)	—	(6,237)
Net transition asset/obligation	—	—	—	1	—	1

Other comprehensive income (loss)	—	—	—	(3,031)	92	(2,939)	(2,939)

Comprehensive income (loss)						$106,064

Effects of Ally Financial adoption of ASC 820-10 and ASC 825-10	—	—	(1)	—	—		(1)
Dividends declared or paid to noncontrolling interests	—	—	—	—	(26)		(26)
Other	1	5	—	—	(27)		(21)

Balance July 9, 2009, Predecessor	1,018	16,494	38,390	(35,370)	408		20,940
Fresh-start reporting adjustments:
Elimination of predecessor common stock, capital surplus and accumulated earnings	(1,018)	(16,494)	(38,390)	—	—		(55,902)
Elimination of predecessor accumulated other comprehensive loss	—	—	—	35,370	—		35,370
Issuance of common stock	12	18,779	—	—	—		18,791

Balance July 10, 2009, Successor	12	18,779	—	—	408		19,199
Net loss	—	—	(858)	—	287	$(571)	(571)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	184	(33)	151
Unrealized gain on securities	—	—	—	10	—	10
Defined benefit plans
Net actuarial gain	—	—	—	483	—	483

Other comprehensive income (loss)	—	—	—	677	(33)	644	644

Comprehensive income (loss)						$73

Cash dividends paid to GM preferred stockholders	—	—	(41)	—	—		(41)
Other	—	—	—	—	14		14

Balance September 30, 2009, Successor	$12	$18,779	$(899)	$677	$676		$19,245

(a)	Common stock and Capital surplus at July 10, 2009 and September 30, 2009 are restated to reflect a three-for-one stock split effected on November 1, 2010.

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	January 1, 2009 Through July 9, 2009
Net cash provided by (used in) operating activities	$8,319	$2,959	$(18,303)
Cash flows from investing activities
Expenditures for property	(3,112)	(881)	(3,517)
Investments in available-for-sale marketable securities, acquisitions	(8,682)	—	(202)
Investment in trading marketable securities, acquisitions	(271)	(81)	—
Investments in available-for-sale marketable securities, liquidations	2,822	—	185
Investment in trading marketable securities, liquidations	259	94	—
Investment in Ally Financial	—	—	(884)
Investment in companies, net of cash acquired	(59)	(78)	—
Operating leases, liquidations	337	346	1,307
Change in restricted cash and marketable securities	12,688	(9)	(18,043)
Increase in cash due to consolidation of Saab in August 2009	—	222	—
Distributions from Ally Financial received on Ally Financial common shares	—	72	—
Other	164	(31)	20

Net cash provided by (used in) investing activities	4,146	(346)	(21,134)
Cash flows from financing activities
Net decrease in short-term debt	(83)	(290)	(2,364)
Proceeds from debt owed to the UST, EDC and German government	—	4,788	53,604
Proceeds from other debt	652	294	345
Payments on debt owed to UST, EDC and German government	(7,153)	(799)	—
Payments on other debt	(751)	(583)	(6,072)
Payments to acquire noncontrolling interest	(6)	—	(5)
Fees paid for debt modification	—	—	(63)
Dividends paid to GM preferred stockholders	(608)	(41)	—
Cash, cash equivalents and restricted cash retained by MLC	—	—	(1,216)

Net cash provided by (used in) financing activities	(7,949)	3,369	44,229
Effect of exchange rate changes on cash and cash equivalents	(120)	374	168

Net increase in cash and cash equivalents	4,396	6,356	4,960
Cash and cash equivalents reclassified (to) from assets held for sale	391	(277)	—
Cash and cash equivalents at beginning of the period	22,679	19,013	14,053

Cash and cash equivalents at end of the period	$27,466	$25,092	$19,013

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

General Motors Company was formed by the United States Department of the Treasury (UST) in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company, which on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation (363 Sale) and changed its name to General Motors Company, is sometimes referred to in this Quarterly Report on Form 10-Q for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM,” and is the successor entity solely for accounting and financial reporting purposes (Successor). General Motors Corporation is sometimes referred to in this Quarterly Report on Form 10-Q, for the periods on or before July 9, 2009, as “Old GM.” In connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Company, which is sometimes referred to in this Quarterly Report on Form 10-Q, for the periods on or after July 10, 2009, as “MLC.” MLC continues to exist as a distinct legal entity for the sole purpose of liquidating its remaining assets and liabilities. Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to the agreement with the Securities and Exchange Commission (SEC) Staff, as described in a no-action letter issued to Old GM by the SEC Staff on July 9, 2009, regarding our filing requirements and those of MLC, the accompanying condensed consolidated financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes (Predecessor).

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

In the three months ended June 30, 2010 we changed our managerial reporting structure so that certain entities geographically located within Russia and Uzbekistan were transferred from our GME segment to our GMIO segment. We have retrospectively adjusted our condensed consolidated financial statements for the period ended September 30, 2010 herein and our consolidated financial statements for the year ended December 31, 2009 to reflect the change in reportable segments in our Registration Statement on Form S-1, as filed with the SEC on August 18, 2010, and amendments thereto (Form S-1). Our Form S-1 relates to an offering of shares of our common stock and an offering of our Series B Mandatory Convertible Junior Preferred Stock (Series B Preferred Stock).

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

In December 2008 Old GM requested and received financial assistance from the U.S. government and entered into a loan and security agreement with the UST, which was subsequently amended (UST Loan Agreement). In early 2009 Old GM’s business results and liquidity continued to deteriorate, and, as a result, Old GM obtained additional funding from the UST under the UST Loan Agreement. Old GM, through its wholly-owned subsidiary General Motors of Canada Limited (GMCL), also received funding from Export Development Canada (EDC), a corporation wholly owned by the Government of Canada, under a loan and security agreement entered into in April 2009 (EDC Loan Facility).

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

Our Registration Statement on Form S-1 provides additional detail on Old GM’s liquidity constraints, the terms and conditions of its various funding arrangements with U.S. and Canadian governmental entities, and its various cost reduction and restructuring activities.

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

Old GM prepared its consolidated financial statements in accordance with the guidance in ASC 852 in the period June 1, 2009 through July 9, 2009. Revenues, expenses, realized gains and losses, and provisions for losses directly related to the Chapter 11 Proceedings were recorded in Reorganization gains, net. Reorganization gains, net do not constitute an element of operating loss due to their nature and due to the requirement of ASC 852 that they be reported separately. Old GM’s balance sheet prior to the 363 Sale distinguished prepetition liabilities subject to compromise from prepetition liabilities not subject to compromise and from postpetition liabilities. Cash amounts provided by or used in the Chapter 11 Proceedings were separately disclosed in the consolidated statement of cash flows in our Form S-1 for the periods January 1, 2009 through July 9, 2009.

Application of Fresh-Start Reporting

The Bankruptcy Court did not determine a reorganization value in connection with the 363 Sale. Reorganization value is defined as the value of our assets without liabilities. In order to apply fresh-start reporting, ASC 852 requires that total postpetition liabilities and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowed claims be in excess of reorganization value and prepetition stockholders receive less than 50.0% of our common stock. Based on our estimated reorganization value, we determined that on July 10, 2009 both the criteria of ASC 852 were met and, as a result, we applied fresh-start reporting. In applying fresh-start reporting at July 10, 2009, which generally follows the provisions of ASC 805, “Business Combinations,” (ASC 805) we recorded the assets acquired and the liabilities assumed from Old GM at fair value except for deferred income taxes and certain liabilities associated with employee benefits. Our consolidated balance sheet at July 10, 2009, which includes the adjustments to Old GM’s consolidated balance sheet as a result of the 363 Sale and the application of fresh-start reporting, and related disclosures are discussed in Note 2 to our consolidated financial statements included in our Form S-1. These adjustments were final and no determinations of fair value were considered provisional.

Reorganization gains, net

The following table summarizes Old GM’s Reorganization gains, net, arising from the 363 Sale and fresh-start reporting that primarily resulted from the adjustments discussed in Note 2 to our consolidated financial statements included in our Form S-1 (dollars in millions):

	Predecessor
	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Change in net assets resulting from the application of fresh-start reporting	$33,829	$33,829
Fair value of our Series A Preferred Stock, common shares and warrants issued in 363 Sale	20,532	20,532
Gain from the conversion of debt owed to UST to equity	31,561	31,561
Gain from the conversion of debt owed to EDC to equity	5,964	5,964
Gain from the modification and measurement of our VEBA obligation	7,731	7,731
Gain from the modification and measurement of other employee benefit plans	4,585	4,585
Gain from the settlement of net liabilities retained by MLC via the 363 Sale	25,177	25,177
Income tax benefit for release of valuation allowances and other tax adjustments	710	710
Other 363 Sale adjustments	(21)	(21)

Total adjustment from 363 Sale Transaction and fresh-start reporting	130,068	130,068
Adjustment recorded to Income tax benefit for release of valuation allowances and other tax adjustments	(710)	(710)
Other losses, net	(46)	(1,203)

Total Reorganization gains, net	$129,312	$128,155

Other losses, net of $1.2 billion in the period January 1, 2009 through July 9, 2009 primarily relate to costs incurred during Old GM’s Chapter 11 Proceedings, including:

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form S-1.

In the nine months ended September 30, 2010 we changed our managerial reporting structure so that certain entities geographically located within Russia and Uzbekistan were transferred from our GME segment to our GMIO segment. We have revised the segment presentation for all periods presented. Beginning in the fourth quarter of 2010, we are creating a new regional organization in South America. The new organization, GM South America, will include existing sales and manufacturing operations in Brazil, Argentina, Colombia, Ecuador, and Venezuela, as well as sales activities in those countries and Bolivia, Chile, Paraguay, Peru and Uruguay.

On October 5, 2010 our Board of Directors recommended a three-for-one stock split on shares of our common stock, which was approved by our stockholders on November 1, 2010. The stock split was effected on November 1, 2010.

Each stockholder’s percentage ownership in us and proportional voting power remained unchanged after the stock split. All applicable Successor share, per share and related information in the condensed consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the three-for-one stock split.

On October 5, 2010, our Board of Directors recommended that we amend our Certificate of Incorporation to increase the number of shares of common stock that we are authorized to issue from 2,500,000,000 shares to 5,000,000,000 shares and to increase the number of preferred shares that we are authorized to issue from 1,000,000,000 shares to 2,000,000,000 shares. Our stockholders approved these amendments on November 1, 2010, and they were effected on November 1, 2010.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Correction of Presentation in Condensed Consolidated Financial Statements

In the three months ended June 30, 2010 we identified several items which had not been properly classified in our condensed consolidated statement of cash flows for the three months ended March 31, 2010. We determined that we had not properly classified the effects of the devaluation of the Venezuelan Bolivar Fuerte (BsF), which reduced our cash balance by $199 million. This reduction should have been presented as part of the Effect of exchange rate changes on cash and cash equivalents rather than a reduction of Net cash provided by operating activities. Additionally, the change in the cash component of the Saab Automobile AB (Saab) assets classified as held for sale of $330 million should have been presented as part of Cash and cash equivalents reclassified (to) from assets held for sale rather than an increase in Net cash flows from operating activities. The net effects of the remaining corrections are included in the table below. For the nine months ended September 30, 2010, we have correctly presented these items in our condensed consolidated statement of cash flows. Although we do not consider the effects of these errors to be material, we intend to correct our condensed consolidated statement of cash flows for the three months ended March 31, 2010 in our Quarterly Report on Form 10-Q for the three months ending March 31, 2011 when filed. The originally reported and corrected amounts for the three months ended March 31, 2010 are summarized in the following table (dollars in millions):

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

In addition, in the three months ended June 30, 2010, we identified several items that had not been properly classified in the condensed consolidated statement of cash flows for the period July 10, 2009 through September 30, 2009 (Successor). Although we do not consider the effects of these errors to be material, we have corrected our condensed consolidated statement of cash flows to properly reflect these items. These errors primarily relate to reclassifications within the respective sections of the condensed consolidated statement of cash flows. The originally reported and corrected amounts for the period July 10, 2009 through September 30, 2009 (Successor) are summarized in the following table (dollars in millions):

	As Originally Reported	Adjustments	As Corrected
Net cash provided by (used in) operating activities	$2,857	$102	$2,959
Cash flows from investing activities
Other (a)	(107)	76	(31)
Net cash provided by (used in) investing activities	(422)	76	(346)
Cash flows from financing activities
Net decrease in short-term debt	(588)	298	(290)
Payments on long-term debt	(130)	(453)	(583)
Net cash provided by (used in) financing activities	3,523	(154)	3,369
Effect of exchange rate changes on cash and cash equivalents	398	(24)	374
Cash and cash equivalents reclassified (to) from assets held for sale	(277)	—	(277)
Cash and cash equivalents at beginning of the period	19,013	—	19,013
Cash and cash equivalents at end of the period	$25,092	$—	$25,092

(a)	Amount of ($107) million was originally reported as ($160) million in our condensed consolidated statement of cash flows for the period July 10, 2009 through September 30, 2009 (Successor). This amount was adjusted by $53 million due to a change in presentation in the condensed consolidated statement of cash flows for the nine months ended September 30, 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, we have corrected certain amounts disclosed in the notes to the condensed consolidated financial statements included in our 2009 Form 10-Q for the nine-month period ended September 30, 2009 (2009 Form 10-Q). Although we do not consider the effects of these disclosure errors to be material, we have corrected the amounts in the notes to the condensed consolidated financial statements. Originally reported and corrected amounts are included in the affected notes to the condensed consolidated financial statements which follow.

Venezuelan Exchange Regulations

Our Venezuelan subsidiaries changed their functional currency from the BsF, the local currency, to the U.S. Dollar, our reporting currency, on January 1, 2010 because of the hyperinflationary status of the Venezuelan economy. Further, pursuant to the official devaluation of the Venezuelan currency and establishment of the dual fixed exchange rates in January 2010, we remeasured the BsF denominated monetary assets and liabilities held by our Venezuelan subsidiaries at the nonessential rate of 4.30 BsF to $1.00. The remeasurement resulted in a charge of $25 million recorded in Cost of sales in the nine months ended September 30, 2010. In the nine months ended September 30, 2010 all BsF denominated transactions have been remeasured at the nonessential rate of 4.30 BsF to $1.00.

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

The following tables provide condensed financial information for our Venezuelan subsidiaries at and for the three and nine months ended September 30, 2010, which includes amounts receivable from and payable to, and transactions with, affiliated entities (dollars in millions):

September 30, 2010
Total assets (a)	$1,408
Total liabilities (b)	$1,147

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Revenue	$347	$789
Net income attributable to stockholders (c)	$29	$244

(a)	Includes BsF denominated and non-BsF denominated monetary assets of $360 million and $672 million.

(b)	Includes BsF denominated and non-BsF denominated monetary liabilities of $621 million and $491 million.

(c)	Includes a gain of $119 million related to the devaluation of the Bolivar in January 2010 and gains of $82 million and $207 million in the three and nine months ended September 30, 2010 due to favorable foreign currency exchanges that were processed by CADIVI. The $119 million gain on the devaluation was offset by a $144 million loss recorded in the U.S. on BsF denominated assets, which is not included in Net income attributable to stockholders reported above.

In addition, the total amount pending government approval for settlement is BsF 1.1 billion (equivalent to $347 million), for which some requests have been pending from 2007. The amount includes payables to affiliated entities of $250 million, which includes dividends payable of $144 million.

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

The amendments were adopted prospectively. Upon adoption, we consolidated General Motors Egypt (GM Egypt) which resulted in an increase in Total assets of $254 million, an increase in Total liabilities of $178 million, and an increase in Noncontrolling interests of $76 million. Due to our application of fresh-start reporting on July 10, 2009 and because our investment in GM Egypt was accounted for using the equity method of accounting, there was no difference between the net assets added to the condensed consolidated balance sheet upon consolidation and the amount of previously recorded interest in GM Egypt. As a result, there was no cumulative effect of a change in accounting principle to Accumulated deficit. The effect of these amendments was measured based on the amount at which the asset, liability and noncontrolling interest would have been carried or recorded in the condensed consolidated financial statements if these amendments had been effective since inception of our relationship with GM Egypt. Refer to Note 10 for additional information on the effect of the adoption of these amendments.

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

In July 2010 we entered into a definitive agreement to sell Nexteer to an unaffiliated party. The transaction is subject to customary closing conditions, regulatory approvals and review by government agencies in the U.S. and China. At September 30, 2010 Nexteer had total assets of $857 million, total liabilities of $376 million, and recorded revenue of $1.4 billion in the nine months ended September 30, 2010, of which $765 million were sales to us and our affiliates. Nexteer did not qualify for held for sale classification at September 30, 2010. Once consummated, we do not expect the sale of Nexteer to have a material effect on our consolidated financial statements.

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

In February 2010 we completed the sale of Saab and in May 2010 we completed the sale of Saab Automobile GB (Saab GB) to Spyker Cars NV. Of the negotiated cash purchase price of $74 million, we received $50 million at closing and received the remaining $24 million in July 2010. We also received preference shares in Saab with a face value of $326 million and an estimated fair value that is insignificant and received $114 million as repayment of the DIP financing that we provided to Saab during 2009. In the nine months ended September 30, 2010 we recorded a gain of $123 million in Interest income and other non-operating income, net reflecting cash received of $166 million less net assets with a book value of $43 million.

Sale of 1% Interest in Shanghai General Motors Co., Ltd.

In February 2010 we sold a 1% ownership interest in Shanghai General Motors Co., Ltd. (SGM) to SAIC-HK, reducing our ownership interest to 49%. The sale of the 1% ownership interest to Shanghai Automotive Industry Corporation (SAIC) was predicated on our ability to work with SAIC to obtain a $400 million line of credit from a commercial bank to us. We also received a

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

call option to repurchase the 1% which is contingently exercisable based on events which we do not unilaterally control. As part of the loan arrangement SAIC provided a commitment whereby, in the event of default, SAIC will purchase the ownership interest in SGM that we pledged as collateral for the loan. We recorded an insignificant gain on this transaction in the nine months ended September 30, 2010.

Acquisition of AmeriCredit Corp.

Refer to Note 27 for information on the acquisition of AmeriCredit Corp. (AmeriCredit).

Note 5. Marketable Securities

The following table summarizes information regarding trading securities gains and losses, which are recorded in Interest income and other non-operating income, net on securities still held at the reporting date (dollars in millions):

	Successor
	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010		July 10, 2009 Through September 30, 2009		September 30, 2010	December 31, 2009
	Unrealized		Unrealized		Unrealized		Fair Value	Fair Value
	Gains	Losses	Gains	Losses	Gains	Losses
Trading securities (a)
Equity	$5	$2	$2	$2	$4	$2	$35	$32
United States government and agencies	—	—	—	—	—	—	6	17
Mortgage and asset-backed	—	2	—	1	1	3	28	22
Foreign government	2	—	2	—	3	—	36	24
Corporate debt	1	—	—	—	1	1	29	29

Total trading securities	$8	$4	$4	$3	$9	$6	$134	$124

(a)	Old GM had no marketable securities classified as trading for the period January 1, 2009 through July 9, 2009.

We maintained $73 million and $79 million of the above trading securities as compensating balances to support letters of credit of $61 million and $66 million at September 30, 2010 and December 31, 2009. We have access to these securities in the normal course of business; however, the letters of credit may be withdrawn if the minimum collateral balance is not maintained.

The following table summarizes information regarding available-for-sale securities, including unrealized gains and losses which are recorded in Accumulated other comprehensive income (loss) on securities still held at the reporting date (dollars in millions):

	Successor
	September 30, 2010				December 31, 2009
		Unrealized		Fair Value		Unrealized		Fair Value
	Cost	Gains	Losses		Cost	Gains	Losses
Available-for-sale securities
United States government and agencies	$2,254	$—	$—	$2,254	$2	$—	$—	$2
Certificates of deposit	1,448	—	—	1,448	8	—	—	8
Corporate debt	2,173	1	—	2,174	—	—	—	—

Total available-for-sale securities	$5,875	$1	$—	$5,876	$10	$—	$—	$10

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the securities previously discussed, securities of $15.5 billion and $11.2 billion with original maturities of 90 days or less were classified as cash equivalents and securities of $1.5 billion and $14.2 billion were classified as Restricted cash and marketable securities at September 30, 2010 and December 31, 2009. Additionally, we held equity securities that are classified as available-for-sale and recorded in Other assets. These securities had a fair value of $40 million and $13 million at September 30, 2010 and December 31, 2009.

The following table summarizes proceeds from and realized gains and losses on disposals of investments in marketable securities classified as available-for-sale and sold prior to maturity (dollars in millions):

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Sales proceeds	$5	$6	$—	$—	$185
Realized gains	$—	$—	$—	$—	$3
Realized losses	$—	$—	$—	$—	$10

The following table summarizes the fair value of investments classified as available-for-sale securities by contractual maturity at September 30, 2010 (dollars in millions):

	Successor
	Amortized Cost	Fair Value
Due in one year or less	$5,874	$5,875
Due after one year through five years	1	1
Due after five years through ten years	—	—
Due after ten years	—	—

Total contractual maturities of available-for-sale securities	$5,875	$5,876

Refer to Note 21 for the amounts recorded as a result of other than temporary impairments on debt and equity securities.

Note 6. Inventories

The following table summarizes the components of our Inventories (dollars in millions):

	Successor
	September 30, 2010	December 31, 2009
Productive material, work in process, and supplies	$5,736	$4,201
Finished product, including service parts	7,308	5,906

Total inventories	$13,044	$10,107

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding equity in income of and disposition of interest in nonconsolidated affiliates (dollars in millions):

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
SGM and SGMW (a)	$336	$1,071	$195	$8	$298

Ally Financial (b)	—	—	—	—	(1,097)
Gain on conversion of UST Ally Financial Loan (c)	—	—	—	—	2,477

Total equity in income of and disposition of interest in Ally Financial (b)	—	—	—	—	1,380
New United Motor Manufacturing, Inc. (d)	—	—	—	—	(243)
Others	15	94	9	7	6

Total equity in income of nonconsolidated affiliates	$351	$1,165	$204	$15	$1,441

(a)	Includes SGM (49%) in the three and nine months ended September 30, 2010 and (50%) in the periods July 10, 2009 through September 30, 2009, July 1, 2009 through July 9, 2009 and January 1, 2009 through July 9, 2009 and SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) (34%).

(b)	Ally Financial converted its status to a C corporation effective June 30, 2009. At that date, Old GM began to account for its investment in Ally Financial using the cost method rather than the equity method as Old GM could not exercise significant influence over Ally Financial. Prior to converting to a C corporation, Old GM’s investment in Ally Financial was accounted for in a manner similar to an investment in a limited partnership and the equity method was applied because Old GM’s influence was more than minor. In connection with Ally Financial’s conversion into a C corporation, each unit of each class of Ally Financial Membership Interests was converted into shares of capital stock of Ally Financial with substantially the same rights and preferences as such Membership Interests.

(c)	In May 2009 the UST exercised its option to convert the outstanding amounts owed on the UST Ally Financial Loan (as subsequently defined) into shares of Ally Financial’s Class B Common Membership Interests.

(d)	New United Motor Manufacturing, Inc. (NUMMI) (50%) was retained by MLC as a part of the 363 Sale.

Investment in Chinese Joint Ventures

Our Chinese operations, which we established beginning in 1997, are primarily composed of three joint ventures: SGM, SGMW and FAW-GM. Sales and income of these joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity in income of nonconsolidated affiliates.

SGM is a joint venture established by SAIC (51%) and us (49%) in 1997. SGM has interests in three other joint ventures in China — Shanghai GM (Shenyang) Norsom Motor Co., Ltd (SGM Norsom), Shanghai GM Dong Yue Motors Co., Ltd (SGM DY) and Shanghai GM Dong Yue Powertrain (SGM DYPT). These three joint ventures are jointly held by SGM (50%), SAIC (25%) and us (25%). The four joint ventures (SGM Group) are engaged in the production, import, and sale of a comprehensive range of products under the brands of Buick, Chevrolet, and Cadillac.

SGMW, of which we own 34%, SAIC owns 50% and Liuzhou Wuling Motors Co., Ltd (Wuling) owns 16%, produces mini-commercial vehicles and passenger cars utilizing local architectures under the Wuling and Chevrolet brands. FAW-GM, of which we

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

own 50% and China FAW Group Corporation (FAW) owns 50%, produces light commercial vehicles under the Jiefang brand and medium vans under the FAW brand. Our joint venture agreements allow for significant rights as a member.

In the three months ended September 30, 2010 we entered into an equity transfer agreement to purchase an additional 10% interest in SGMW from the Wuling Group for $51 million in cash plus an agreement to provide technical services to the Wuling Group through 2013. The transaction is subject to regulatory approval in China. After completing this transaction, we will own 44% of the outstanding stock of SGMW.

The following tables summarize certain key financial data for the SGM Group, which excludes SGMW and FAW-GM (dollars in millions):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Total net sales and revenue	$4,788	$13,881	$3,590	$8,657
Net income	$611	$1,915	$382	$838

			September 30, 2010	December 31, 2009
Cash and cash equivalents			$3,601	$2,995
Debt			$7	$7

Investment in Ally Financial

As part of the approval process for Ally Financial to obtain Bank Holding Company status in December 2008, Old GM agreed to reduce its ownership in Ally Financial to less than 10% of the voting and total equity of Ally Financial by December 24, 2011. At September 30, 2010 our equity ownership in Ally Financial was 16.6% as subsequently discussed.

In December 2008 Old GM and FIM Holdings, an assignee of Cerberus ResCap Financing LLC, entered into a subscription agreement with Ally Financial under which each agreed to purchase additional Common Membership Interests in Ally Financial, and the UST committed to provide Old GM with additional funding in order to purchase the additional interests. In January 2009 Old GM entered into the UST Ally Financial Loan Agreement pursuant to which Old GM borrowed $884 million (UST Ally Financial Loan) and utilized those funds to purchase 190,921 Class B Common Membership Interests in Ally Financial. The UST Ally Financial Loan was scheduled to mature in January 2012 and bore interest, payable quarterly, at the same rate of interest as the UST Loans (as subsequently defined in Note 13). The UST Ally Financial Loan Agreement was secured by Old GM’s Common and Preferred Membership Interests in Ally Financial. As part of this loan agreement, the UST had the option to convert outstanding amounts into a maximum of 190,921 shares of Ally Financial’s Class B Common Membership Interests on a pro rata basis.

In May 2009 the UST exercised this option, the outstanding principal and interest under the UST Ally Financial Loan was extinguished, and Old GM recorded a net gain of $483 million. The net gain was comprised of a gain on the disposition of Ally Financial Common Membership Interests of $2.5 billion recorded in Equity in income of and disposition of interest in Ally Financial and a loss on extinguishment of the UST Ally Financial Loan of $2.0 billion recorded in Loss on extinguishment of debt. After the exchange, Old GM’s ownership was reduced to 24.5% of Ally Financial’s Common Membership Interests.

Ally Financial converted its status to a C corporation effective June 30, 2009. At that date, Old GM began to account for its investment in Ally Financial using the cost method rather than the equity method as Old GM could not exercise significant influence over Ally Financial. Prior to converting to a C corporation, Old GM’s investment in Ally Financial was accounted for in a manner similar to an investment in a limited liability partnership and the equity method was applied because Old GM’s influence was more than minor. In connection with Ally Financial’s conversion into a C corporation, each unit of each class of Ally Financial Membership Interests was converted into shares of capital stock of Ally Financial with substantially the same rights and preferences as such

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Membership Interests. On July 10, 2009 we acquired the investment in Ally Financial’s common and preferred stocks in connection with the 363 Sale.

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

The following tables summarize financial information of Ally Financial for the period Ally Financial was accounted for as a nonconsolidated affiliate (dollars in millions):

Six Months Ended June 30, 2009
Consolidated Statement of Loss
Total financing revenue and other interest income	$6,916
Total interest expense	$3,936
Depreciation expense on operating lease assets	$2,113
Gain on extinguishment of debt	$657
Total other revenue	$2,117
Total noninterest expense	$3,381
Loss from continuing operations before income tax expense	$(2,260)
Income tax expense from continuing operations	$972
Net loss from continuing operations	$(3,232)
Loss from discontinued operations, net of tax	$(1,346)
Net loss	$(4,578)

June 30, 2009
Condensed Consolidated Balance Sheet
Loans held for sale	$11,440
Total finance receivables and loans, net	$87,520
Investment in operating leases, net	$21,597
Other assets	$22,932
Total assets	$181,248
Total debt	$105,175
Accrued expenses and other liabilities	$41,363
Total liabilities	$155,202
Preferred stock held by UST	$12,500
Preferred stock	$1,287
Total equity	$26,046

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

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and parts, and we purchase component parts and vehicles from certain nonconsolidated affiliates for resale to dealers. The following tables summarize the effects of transactions with nonconsolidated affiliates, excluding transactions with Ally Financial which are disclosed in Note 23, which are not eliminated in consolidation (dollars in millions):

	Successor				Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009		July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Results of Operations
Net sales and revenue	$672	$2,093	$401	*	$29	$596
Cost of sales	$782	$2,411	$297	*	$32	$737
Selling, general and administrative expense	$1	$3	$(9)		$—	$(19)
Interest income and other non-operating income (expense), net	$2	$6	$2		$—	$(9)

*	Amounts originally reported as $289 and $276 in our 2009 Form 10-Q. Refer to Note 3.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	September 30, 2010	December 31, 2009
Financial Position
Accounts and notes receivable, net	$411	$771
Accounts payable (principally trade)	$616	$579

	Successor			Predecessor
	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009		January 1, 2009 Through July 9, 2009
Cash Flows
Operating	$547	$421	*	$546
Investing	$(24)	$(1)		$—
Financing	$—	$—		$—

*	Amount originally reported as $297 in our 2009 Form 10-Q. Refer to Note 3.

Note 8. Goodwill

The following table summarizes the changes in the carrying amount of Goodwill (dollars in millions):

	Successor
	GMNA	GMIO	GME	Total
Balance at January 1, 2010	$26,409	$928	$3,335	$30,672
Reporting unit reorganization	—	82	(82)	—
Effect of foreign currency translation and other	1	40	(157)	(116)

Balance at September 30, 2010	$26,410	$1,050	$3,096	$30,556

We recorded Goodwill of $30.5 billion upon application of fresh-start reporting. If all identifiable assets and liabilities had been recorded at fair value upon application of fresh-start reporting, no goodwill would have resulted. However, when applying fresh-start reporting, certain accounts, primarily employee benefit plan and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value and the difference between the U.S. GAAP and fair value amounts gave rise to goodwill, which is a residual. Our employee benefit related accounts were recorded in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits” and ASC 715, “Compensation — Retirement Benefits” and deferred income taxes were recorded in accordance with ASC 740, “Income Taxes.” Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in Goodwill. These valuation allowances were due in part to Old GM’s history of recurring operating losses, and our projections at the 363 Sale date of continued near-term operating losses in certain jurisdictions. While the 363 Sale constituted a significant restructuring that eliminated many operating and financing costs, Old GM had undertaken significant restructurings in the past that failed to return certain jurisdictions to profitability. At the 363 Sale date, we concluded that there was significant uncertainty as to whether the restructuring actions would return these jurisdictions to sustained profitability, thereby necessitating the establishment of a valuation allowance against certain deferred tax assets. None of the goodwill from this transaction is deductible for tax purposes.

In the three months ended June 30, 2010 there were event-driven changes in circumstances within our GME reporting unit that warranted the testing of goodwill for impairment. Anticipated competitive pressure on our margins in the near- and medium-term led us to believe that the goodwill associated with our GME reporting unit may be impaired. Utilizing the best available information at June 30, 2010 we performed a step one goodwill impairment test for our GME reporting unit, and concluded that goodwill was not impaired. The fair value of our GME reporting unit was estimated to be approximately $325 million over its carrying amount. If we had not passed step one, we believe the amount of any goodwill impairment would approximate $140 million representing the net

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decrease, from July 9, 2009 through June 30, 2010, in the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill.

We utilized a discounted cash flow methodology to estimate the fair value of our GME reporting unit. The valuation methodologies utilized were consistent with those used in our application of fresh-start reporting on July 10, 2009, as discussed in Note 2 to our consolidated financial statements included in our Form S-1, and in our 2009 annual and event driven GME impairment tests and result in Level 3 measures within the valuation hierarchy. Assumptions used in our discounted cash flow analysis that had the most significant effect on the estimated fair value of our GME reporting unit include:

•	Our estimated weighted-average cost of capital (WACC);

•	Our estimated long-term growth rates; and

•	Our estimate of industry sales and our market share.

We used a WACC of 22.0% that considered various factors including bond yields, risk premiums, and tax rates; a terminal value that was determined using a growth model that applied a long-term growth rate of 0.5% to our projected cash flows beyond 2015; and industry sales of 18.4 million vehicles and a market share for Opel/Vauxhall of 6.45% based on vehicle sales volume in 2010 increasing to industry sales of 22.0 million vehicles and a market share of 7.4% in 2015.

Our fair value estimate assumes the achievement of the future financial results contemplated in our forecasted cash flows, and there can be no assurance that we will realize that value. The estimates and assumptions used are subject to significant uncertainties, many of which are beyond our control, and there is no assurance that anticipated financial results will be achieved.

Note 9. Intangible Assets, net

The following table summarizes the components of Intangible assets, net (dollars in millions):

	Successor
	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Technology and intellectual property	$7,747	$3,191	$4,556	$7,741	$1,460	$6,281
Brands	5,454	184	5,270	5,508	72	5,436
Dealer network and customer relationships	2,179	167	2,012	2,205	67	2,138
Favorable contracts	529	100	429	542	39	503
Other	19	7	12	17	3	14

Total amortizing intangible assets	15,928	3,649	12,279	16,013	1,641	14,372
Non amortizing in-process research and development	175	—	175	175	—	175

Total intangible assets	$16,103	$3,649	$12,454	$16,188	$1,641	$14,547

The following table summarizes amortization expense related to Intangible assets, net (dollars in millions):

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Amortization expense related to intangible assets	$604	$2,007	$775	$1	$44

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes estimated amortization expense related to Intangible assets, net in each of the next five fiscal years (dollars in millions):

Estimated Amortization Expense
2011	$1,785
2012	$1,560
2013	$1,227
2014	$611
2015	$314

Note 10. Variable Interest Entities

Consolidated VIEs

VIEs that we do not control through a majority voting interest that are consolidated because we are or Old GM was the primary beneficiary primarily include: (1) previously divested suppliers for which we provide or Old GM provided guarantees or financial support; (2) a program announced by the UST in March 2009 to provide financial assistance to automotive suppliers (Receivables Program); (3) vehicle sales and marketing joint ventures that manufacture, market and sell vehicles in certain markets; (4) leasing special purpose entities (SPEs) which held real estate assets and related liabilities for which Old GM provided residual guarantees; and (5) an entity which manages certain private equity investments held by our and Old GM’s defined benefit plans, along with six associated general partner entities.

Certain creditors and beneficial interest holders of these VIEs have or had limited, insignificant recourse to our general credit or Old GM’s general credit. In the event that creditors or beneficial interest holders were to have such recourse to our or Old GM’s general credit, we or Old GM could be held liable for certain of the VIEs’ obligations. GM Daewoo Auto & Technology Co. (GM Daewoo), a non-wholly owned consolidated subsidiary that we control through a majority voting interest, is also a VIE because in the future it may require additional subordinated financial support. The creditors of GM Daewoo’s short-term debt of $1.1 billion, long-term debt of $798 million and current derivative liabilities of $217 million at September 30, 2010 do not have recourse to our general credit.

The following table summarizes the carrying amount of consolidated VIEs that we do not also control through a majority voting interest (dollars in millions):

	Successor
	September 30, 2010 (a)(b)	December 31, 2009 (a)
Assets
Cash and cash equivalents	$119	$15
Restricted cash	1	191
Accounts and notes receivable, net	123	14
Inventories	90	15
Other current assets	20	—
Property, net	50	5
Other assets	40	33

Total assets	$443	$273

Liabilities
Accounts payable (principally trade)	$232	$17
Short-term debt and current portion of long-term debt	—	205
Accrued expenses	12	10
Other liabilities and deferred income taxes	52	23

Total liabilities	$296	$255

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Amounts exclude GM Daewoo.

(b)	Amounts at September 30, 2010 reflect the effect of our adoption of amendments to ASC 810-10 in January 2010, which resulted in the consolidation of GM Egypt. At September 30, 2010 GM Egypt had Total assets of $383 million and Total liabilities of $264 million.

The following table summarizes the amounts recorded in earnings related to consolidated VIEs that we do not also control through a majority voting interest (dollars in millions):

	Successor			Predecessor
	Three Months Ended September 30, 2010 (a)(b)	Nine Months Ended September 30, 2010 (a)(b)	July 10, 2009 Through September 30, 2009 (a)	July 1, 2009 Through July 9, 2009 (a)	January 1, 2009 Through July 9, 2009 (a)
Net sales and revenue	$190	$560	$19	$1	$31
Cost of sales	165	452	(1)	(7)	(1)
Selling, general and administrative expense	9	26	8	(23)	5
Other expenses, net	—	2	1	8	10
Interest expense	1	5	14	21	22
Interest (income) and other non-operating (income), net	(1)	(4)	—	—	—
Reorganization expenses, net	—	—	—	26	26
Income tax expense	2	10	—	—	—

Net income (loss)	$14	$69	$(3)	$(24)	$(31)

(a)	Amounts exclude GM Daewoo.

(b)	Amounts recorded in the three and nine months ended September 30, 2010 reflect our adoption of amendments to ASC 810-10 in January 2010, which resulted in the consolidation of GM Egypt. In the three and nine months ended September 30, 2010 GM Egypt recorded Net sales and revenue of $181 million and $530 million.

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

The following table summarizes the amounts recorded for nonconsolidated VIEs and the related off-balance sheet guarantees and maximum contractual exposure to loss, excluding Ally Financial, which is disclosed in Note 23 (dollars in millions):

	Successor
	September 30, 2010		December 31, 2009
	Carrying Amount	Maximum Exposure to Loss (a)	Carrying Amount	Maximum Exposure to Loss (b)
Assets
Accounts and notes receivable, net	$76	$62	$8	$8
Equity in net assets of nonconsolidated affiliates	280	280	96	50
Other assets	43	43	26	26

Total assets	$399	$385	$130	$84

Liabilities
Accounts payable	$15	$—	$—	$—
Accrued expenses	22	—	—	—
Other liabilities	212	—	—	—

Total liabilities	$249	$—	$—	$—

Off-Balance Sheet
Residual value guarantees		$—		$32
Loan commitments (c)		102		115
Other guarantees		3		4
Other liquidity arrangements (d)		227		—

Total guarantees and liquidity arrangements		$332		$151

(a)	Amounts at September 30, 2010 included $134 million related to troubled suppliers.

(b)	Amounts at December 31, 2009 included $139 million related to troubled suppliers.

(c)	Amounts at September 30, 2010 and December 31, 2009 included undrawn loan commitments, primarily $100 million related to American Axle and Manufacturing Holdings, Inc. (American Axle).

(d)	Amounts at September 30, 2010 included capital funding requirements, primarily an additional contingent future funding requirement of up to $223 million related to HKJV.

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

As a result of these transactions, we concluded that American Axle was a VIE for which we were not the primary beneficiary. This conclusion did not change upon our adoption of amendments to ASC 810-10 in January 2010 because we lack the power through voting or similar rights to direct those activities of American Axle that most significantly affect its economic performance. Our variable interests in American Axle include the warrants we received and the second lien term loan facility, which expose us to possible future losses depending on the financial performance of American Axle. At September 30, 2010 no amounts were outstanding under the second lien term loan facility. At September 30, 2010 our maximum contractual exposure to loss related to American Axle was $129 million, which represented the fair value of the warrants of $29 million recorded in Non-current assets and the potential exposure of $100 million related to the second lien term loan facility.

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

Saab

In February 2010 we completed the sale of Saab and in May 2010 we completed the sale of Saab GB to Spyker Cars NV. Our primary variable interest in Saab is the preference shares that we received in connection with the sale, which have a face value of $326 million and were recorded at an estimated fair value that is insignificant. We concluded that Saab is a VIE as it does not have sufficient equity at risk. We also determined that we are not the primary beneficiary because we lack the power to direct those activities that most significantly affect its economic performance. We continue to be obligated to fund certain Saab related liabilities, primarily warranty obligations related to vehicles sold prior to the disposition of Saab. At September 30, 2010 our maximum exposure to loss related to Saab was $61 million. Refer to Note 4 for additional information on the sale of Saab.

HKJV

In December 2009 we established the HKJV operating joint venture to invest in automotive projects outside of China, initially focusing on markets in India. HKJV purchased our India Operations in February 2010. We determined that HKJV is a VIE because it will require additional subordinated financial support, and we determined that we are not the primary beneficiary because we share the power with SAIC-HK to direct those activities that most significantly affect HKJV’s economic performance. We recorded a liability of $123 million for our future capital funding commitment to HKJV and we have an additional contingent future funding requirement of up to $223 million should certain conditions be met. Refer to Note 4 for additional information on HKJV.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Depreciation and Amortization

The following table summarizes depreciation and amortization, including asset impairment charges, included in Cost of sales and Selling, general and administrative expense (dollars in millions):

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Depreciation and impairment of plants and equipment	$480	$1,490	$606	$481	$4,352
Amortization and impairment of special tools	554	1,341	394	68	2,139
Depreciation and impairment of equipment on operating leases	100	353	210	19	338
Amortization of intangible assets	604	2,007	775	1	44

Total depreciation, amortization and asset impairment charges	$1,738	$5,191	$1,985	$569	$6,873

Old GM initiated restructuring plans prior to the 363 Sale to reduce the total number of powertrain, stamping and assembly plants and to eliminate certain brands and nameplates. As a result, Old GM recorded incremental depreciation and amortization on certain of these assets as they were expected to be utilized over a shorter period of time than their previously estimated useful lives. We record incremental depreciation and amortization for changes in useful lives subsequent to the initial determination. Old GM recorded incremental depreciation and amortization of approximately $0.3 billion and $2.8 billion in the periods July 1, 2009 through July 9, 2009 and January 1, 2009 through July  9, 2009.

Note 12. Restricted Cash and Marketable Securities

Cash and marketable securities subject to contractual restrictions and not readily available are classified as Restricted cash and marketable securities. Restricted cash and marketable securities are invested in accordance with the terms of the underlying agreements. Funds previously held in the UST Credit Agreement (as subsequently defined in Note 13) and currently held in the Canadian Health Care Trust (HCT) escrow and other accounts have been invested in government securities and money market funds in accordance with the terms of the escrow agreements. At September 30, 2010 and December 31, 2009 we held securities of $1.5 billion and $14.2 billion that were classified as Restricted cash and marketable securities. Refer to Note 19 for additional information. The following table summarizes the components of Restricted cash and marketable securities (dollars in millions):

	Successor
	September 30, 2010	December 31, 2009
Current
UST Credit Agreement (a)	$—	$12,475
Canadian Health Care Trust (b)	978	955
Receivables Program (c)	—	187
Securitization trusts	11	191
Pre-funding disbursements	104	94
Other (d)	230	15

Total current restricted cash and marketable securities	1,323	13,917
Non-current (e)
Collateral for insurance related activities	629	658
Other non-current (d)	679	831

Total restricted cash and marketable securities	$2,631	$15,406

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	In April 2010 the UST Loans and Canadian Loan (as subsequently defined in Note 13) were paid in full and funds remaining in escrow were no longer subject to restrictions.

(b)	Under the terms of an escrow agreement between GMCL, the EDC and an escrow agent, GMCL established a CAD $1.0 billion (equivalent to $893 million when entered into) escrow to fund certain of its healthcare obligations.

(c)	The Receivables Program provided financial assistance to automotive suppliers by guaranteeing or purchasing certain receivables payable by us. In April 2010 the Receivable Program was terminated in accordance with its terms.

(d)	Includes amounts related to various letters of credit, deposits, escrows and other cash collateral requirements.

(e)	Non-current restricted cash and marketable securities is recorded in Other assets.

Note 13. Short-Term and Long-Term Debt

The following table summarizes the components of short-term and long-term debt (dollars in millions):

	Successor
	September 30, 2010	December 31, 2009
Short-Term
UST Loans (a)	$—	$5,712
Canadian Loan (a)	—	1,233
VEBA Notes (b)	2,960	—
GM Daewoo Revolving Credit Facility (d)	986	1,179
Short-term debt — third parties	47	296
Short-term debt — related parties (c)	1,141	1,077
Current portion of long-term debt	487	724

Total short-term debt and current portion of long-term debt	5,621	10,221
Long-Term
VEBA Notes	—	2,825
Other long-term debt	2,945	2,737

Total debt	$8,566	$15,783

Available under GM Daewoo Revolving Credit Facility (d)	$219	$—
Available under other line of credit agreements (e)	$1,100	$618

(a)	In April 2010 the UST Loans and Canadian Loan were paid in full.

(b)	In October 2010 the VEBA Notes were paid in full.

(c)	Dealer financing from Ally Financial for dealerships we own.

(d)	During the three months ending December 31, 2010 we expect to convert any remaining amounts outstanding under this credit facility to a term loan.

(e)	Commitment fees are paid on credit facilities at rates negotiated in each agreement. Amounts paid and expensed for these commitment fees are insignificant.

New Secured Revolving Credit Facility

On October 27, 2010 we entered into a five-year, $5.0 billion secured revolving credit facility, which includes a $500 million letter of credit sub-facility. Refer to Note 27 for additional information on the secured revolving credit facility.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UST Loans and UST Loan Agreement

As previously disclosed in our Form S-1, Old GM received total proceeds of $19.4 billion from the UST under the UST Loan Agreement entered into on December 31, 2008. In connection with the Chapter 11 Proceedings, Old GM obtained additional funding of $33.3 billion from the UST and EDC under its DIP Facility. From these proceeds, there was no deposit remaining in escrow at September 30, 2010.

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

The following table summarizes interest expense and interest paid on the UST Loans, the loans under the UST Loan Agreement (UST Loan Facility) and the DIP Facility (dollars in millions):

	Successor		Predecessor
	Nine Months Ended September 30, 2010 (a)	July 10, 2009 Through September 30, 2009 (a)	July 1, 2009 Through July 9, 2009 (b)	January 1, 2009 Through July 9, 2009 (b)
Interest expense	$117	$108	$670	$4,006
Interest paid	$206	$—	$—	$144

(a)	Interest expense and interest paid on UST Loans.

(b)	Interest expense and interest paid on the UST Loan Facility and the DIP Facility.

VEBA Notes

In connection with the 363 Sale, we entered into the VEBA Note Agreement and issued VEBA Notes of $2.5 billion to the UAW Retiree Medical Benefits Trust (New VEBA). The VEBA Notes have an implied interest rate of 9.0% per annum. The VEBA Notes and accrued interest are contractually scheduled to be repaid in three equal installments of $1.4 billion on July 15 of 2013, 2015 and 2017; however, we may prepay the VEBA Notes at any time prior to maturity.

The obligations under the VEBA Note Agreement are secured by substantially all of our U.S. assets, subject to certain exceptions, including our equity interests in certain of our foreign subsidiaries, limited in most cases to 65% of the equity interests of the pledged foreign subsidiaries due to tax considerations.

At September 30, 2010 we have classified the VEBA Notes as short-term debt in the amount of $3.0 billion (including unamortized premium of $201 million).

On October 26, 2010 we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Notes of $2.8 billion. Refer to Note 27 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes interest expense on the VEBA Notes (dollars in millions):

	Successor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Interest expense	$52	$151

Canadian Loan Agreement and EDC Loan Facility

As previously disclosed in our Form S-1, on July 10, 2009 we entered into the Canadian Loan Agreement and assumed a CAD $1.5 billion (equivalent to $1.3 billion when entered into) term loan (Canadian Loan) maturing on July 10, 2015. In March 2010 and December 2009 we made quarterly payments of $194 million and $192 million on the Canadian Loan. In April 2010 GMCL repaid in full the outstanding amount of the Canadian Loan of $1.1 billion.

The following table summarizes interest expense and interest paid on the Canadian Loan and the EDC Loan Facility (dollars in millions):

	Successor		Predecessor
	Nine Months Ended September 30, 2010 (a)	July 10, 2009 Through September 30, 2009 (a)	July 1, 2009 Through July 9, 2009 (b)	January 1, 2009 Through July 9, 2009 (b)
Interest expense	$26	$22	$111	$173
Interest paid	$26	$22	$—	$6

(a)	Interest expense and interest paid on the Canadian Loan.

(b)	Interest expense and interest paid on the EDC Loan Facility.

GM Daewoo Revolving Credit Facility

At September 30, 2010 GM Daewoo’s revolving credit facility was our largest credit facility. The borrowings under this Korean Won denominated facility are secured by substantially all of GM Daewoo’s property, plant, and equipment located in Korea. Amounts borrowed under this facility accrue interest based on the Korean Won denominated 91-day certificate of deposit rate. The average interest rate on outstanding amounts under this facility at September 30, 2010 was 5.5%. The facility is used by GM Daewoo for general corporate purposes, including working capital needs. We expect to convert any remaining amounts outstanding under this credit facility to a term-loan during the three months ending December 31, 2010. Prior to conversion into a term-loan, amounts borrowed under this facility are classified as short-term debt. These amounts will be repaid in four equal annual installments beginning in November 2011 and ending in October 2014. In April 2010 GM Daewoo repaid KRW 250 billion (equivalent to $225 million at the time of payment) of its KRW 1.4 trillion (equivalent of $1.2 billion at the time of payment) revolving credit facility.

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

Contingent Convertible Debt

Old GM adopted the provisions of ASC 470-20, “Debt with Conversion and Other Options” (ASC 470-20) in January 2009, with retrospective application to prior periods. At July 9, 2009 Old GM’s contingent convertible debt outstanding was $7.4 billion, comprised of principal of $7.9 billion and unamortized discounts of $551 million. Upon adoption of ASC 470-20, the effective interest rate on Old GM’s outstanding contingent convertible debt ranged from 7.0% to 7.9%. In connection with the 363 Sale, MLC retained the contingent convertible debt.

The following table summarizes the components of Interest expense related to contingent convertible debt (dollars in millions):

	Predecessor
	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Interest accrued or paid (a)	$—	$176
Amortization of discounts	—	51

Interest expense	$—	$227

(a)	Contractual interest expense not accrued or recorded on pre-petition debt as a result of the Chapter 11 Proceedings totaled $10 million and $44 million in the periods July 1, 2009 through July 9, 2009 and January 1, 2009 through July 9, 2009.

Other Debt

In March 2009 Old GM entered into an agreement to amend its $1.5 billion U.S. term loan. Because the terms of the amended U.S. term loan were substantially different than the original terms, primarily due to the revised borrowing rate, Old GM accounted for the amendment as a debt extinguishment. As a result, Old GM recorded the amended U.S. term loan at fair value and recorded a gain on the extinguishment of the original loan facility of $906 million in the period January 1, 2009 through July 9, 2009.

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

Technical Defaults and Covenant Violations

Several of our loan facilities include clauses that may be breached by a change in control, a bankruptcy or failure to maintain certain financial metric limits. The Chapter 11 Proceedings and the change in control as a result of the 363 Sale triggered technical defaults in certain loans for which we have assumed the obligations. The total amount of the two loan facilities in technical default for

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these reasons was $203 million. In July 2010 we executed an agreement with the lenders of the $150 million loan facility, which resulted in early repayment of the loan. Additionally, in July 2010 we executed an amendment with the lender of the second loan facility of $53 million which cured the default.

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

Note 14. Product Warranty Liability

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities (dollars in millions):

	Successor		Predecessor
	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	January 1, 2009 Through July 9, 2009
Beginning balance	$7,030	$7,193	$8,491
Warranties issued and assumed in period	2,312	545	1,069
Payments	(2,680)	(905)	(1,851)
Adjustments to pre-existing warranties	100	89	(153)
Effect of foreign currency translation	(6)	140	63
Liability adjustment, net due to the deconsolidation of Saab	—	—	(77)

Ending balance	6,756	7,062	7,542
Effect of application of fresh-start reporting	—	—	(349)

Ending balance including effect of application of fresh-start reporting	$6,756	$7,062	$7,193

Note 15. Pensions and Other Postretirement Benefits

The following tables summarize the components of pension and other postretirement benefits (OPEB) (income) expense (dollars in millions):

	U.S. Plans Pension Benefits
	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Components of (Income) expense
Service cost	$128	$387	$119	$10	$243
Interest cost	1,338	4,014	1,235	143	3,077
Expected return on plan assets	(1,639)	(4,914)	(1,437)	(169)	(3,810)
Amortization of prior service cost (credit)	—	(1)	—	18	429
Amortization of transition obligation	—	—	—	—	—
Recognized net actuarial loss	—	—	—	39	715
Curtailments, settlements and other	—	—	209	2	1,720

Net periodic pension (income) expense	$(173)	$(514)	$126	$43	$2,374

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Non-U.S. Plans
	Pension Benefits
	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Components of (Income) expense
Service cost	$98	$287	$73	$4	$155
Interest cost	287	883	280	30	596
Expected return on plan assets	(242)	(733)	(203)	(22)	(364)
Amortization of prior service cost (credit)	—	(1)	—	(5)	(12)
Amortization of transition obligation	—	—	—	1	2
Recognized net actuarial loss	7	12	—	11	193
Curtailments, settlements and other	(9)	30	3	5	97

Net periodic pension expense	$141	$478	$153	$24	$667

	U.S. Plans
	Other Benefits
	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Components of (Income) expense
Service cost	$8	$18	$28	$3	$69
Interest cost	72	216	412	74	1,615
Expected return on plan assets	—	—	(197)	(21)	(444)
Amortization of prior service cost (credit)	—	—	—	(59)	(1,051)
Amortization of transition obligation	—	—	—	—	—
Recognized net actuarial loss	—	—	—	3	32
Curtailments, settlements and other	—	—	10	2	21

Net periodic OPEB expense	$80	$234	$253	$2	$242

	Non-U.S. Plans
	Other Benefits
	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Components of (Income) expense
Service cost	$6	$22	$7	$1	$12
Interest cost	51	149	43	4	102
Expected return on plan assets	—	—	—	—	—
Amortization of prior service cost (credit)	(2)	(6)	—	(4)	(63)
Amortization of transition obligation	—	—	—	—	—
Recognized net actuarial loss	—	—	—	2	23
Curtailments, settlements and other	—	3	—	—	(123)

Net periodic OPEB (income) expense	$55	$168	$50	$3	$(49)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Plan Amendments, Benefit Modifications and Related Events

Three and Nine Months Ended September 30, 2010

Remeasurements

In September 2010 the U.S. hourly defined benefit pension plan was amended to create a legally separate new defined benefit pension plan for the participants who are covered by the cash balance benefit formula. The underlying benefits offered to plan participants were unchanged. The remeasurement used a discount rate of 4.56% and increased the projected benefit obligations (PBO) by $5.8 billion. A discount rate of 5.49% was used at December 31, 2009. Additionally, higher than expected asset returns partially offset the discount rate effects and the remeasurement resulted in an increase of $2.4 billion to Pensions and a pretax increase to Other comprehensive loss. The remeasurement of the plan did not affect net periodic pension expense for the three and nine months ended September 30, 2010.

In July 2010 GMIO remeasured a pension plan due to a partial plan settlement resulting in a gain of $18 million.

In June 2010 certain pension plans in GME were remeasured as part of our Goodwill impairment analysis, resulting in an increase of $388 million to Pensions and a pretax increase to Other comprehensive loss.

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

Contributions

After the completion of our common stock offering and Series B Preferred Stock offering, we expect to make a voluntary contribution of $4.0 billion in cash and $2.0 billion of our common stock to our U.S. hourly and salaried pension plans. Refer to Note 27 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009

The following tables summarize the significant defined benefit plan interim remeasurements, the related changes in accumulated postretirement benefit obligations (APBO), PBO and the associated curtailments, settlements and termination benefits recorded in earnings in the periods July 10, 2009 through September 30, 2009 and January 1, 2009 through July 9, 2009, which are subsequently discussed (dollars in millions):

July 10, 2009 Through September 30, 2009

Successor
Event and Remeasurement Date When Applicable	Affected Plans	Change in Discount Rate		Increase (Decrease) Since the Most Recent Remeasurement Date (c)	Gain (Loss)
		From	To	PBO/APBO	Curtailments	Settlements	Termination Benefits and Other
2009 Special Attrition Programs (a)	U.S. hourly defined benefit pension plan	—	—	$58	$—	$—	$(58)

Global salaried workforce reductions (a)	U.S. salaried defined benefit pension plan	—	—	139	—	—	(139)

Delphi Benefit Guarantee Agreements — August 1 (b)	U.S. hourly defined benefit pension plan	5.83%	5.58%	2,548	—	—	—

Total				$2,745	$—	$—	$(197)

(a)	Reflects the effect on PBO. There was no remeasurement.

(b)	Includes reclassification of contingent liability to benefit plan obligation.

(c)	The increase/decrease includes the effect of the event, the gain or loss from remeasurement, net periodic benefit cost and benefit payments.

January 1, 2009 Through July 9, 2009

Predecessor
Event and Remeasurement Date When Applicable	Affected Plans	Change in Discount Rate		Increase (Decrease) Since the Most Recent Remeasurement Date	Gain (Loss)
		From	To	PBO/APBO	Curtailments	Settlements	Termination Benefits and Other
2009 Special Attrition Programs — June 30	U.S. hourly defined benefit pension plan	6.15%	6.25%	$7	$(1,390)	$—	$(12)

Global salaried workforce reductions — June 1	U.S. salaried defined benefit pension plan	—	—	24	(327)	—	—

U.S. salaried benefits changes — February 1	U.S. salaried retiree life insurance plan	7.25%	7.15%	(420)	—	—	—

U.S. salaried benefits changes — June 1	U.S. salaried retiree healthcare program	—	—	(265)	—	—	—

2009 CAW Agreement — June 1	Canadian hourly defined benefit pension plan	6.75%	5.65%	340	—	—	(26)

2009 CAW Agreement — June 1	CAW hourly retiree healthcare plan and CAW retiree life plan	7.00%	5.80%	(143)	93	—	—

Total				$(457)	$(1,624)	$—	$(38)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 Special Attrition Programs

In February and June 2009 Old GM announced special attrition programs for eligible International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented employees, offering cash and other incentives for individuals who elected to retire or voluntarily terminate employment. In the period January 1, 2009 through July 9, 2009 Old GM recorded postemployment benefit charges for 13,000 employees. Refer to Note 20 for additional information on the postemployment benefit charges.

Old GM remeasured the U.S. hourly defined benefit pension plan in June 2009 based on 7,800 irrevocable acceptances of the 2009 special attrition programs through that date, as these acceptances of the special attrition programs yielded a significant reduction in the expected future years of service of active participants.

In the period July 10, 2009 through September 30, 2009 5,000 employees accepted the 2009 Special Attrition Programs. As a result, we recorded pension special termination benefit charges for 1,000 of those employees, based upon their elections. Plan remeasurement was not required because the July 10, 2009 plan assumptions included the 2009 Special Attrition Programs.

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

In the period July 10, 2009 through September 30, 2009 1,200 salaried employees irrevocably accepted the salaried separation window program option. We reduced the severance accrual that had previously been recorded in the three months ended June 30, 2009 by $64 million and recorded pension special termination benefits.

U.S. Salaried Benefits Changes

In February 2009 Old GM reduced salaried retiree life insurance benefits for U.S. salaried employees and remeasured its U.S. salaried retiree life insurance plan. In June 2009 Old GM approved and communicated negative plan amendments associated with the U.S. salaried retiree healthcare program, including reduced coverage and increased cost sharing. The plan was remeasured in June 2009.

In June 2009 Old GM communicated additional changes in benefits for retired salaried employees including a further reduction in retiree life insurance, elimination of the supplemental executive life insurance benefit, and reduction in the supplemental executive retirement plan. These plan changes were contingent on completion of the 363 Sale and the effects of these amendments were included in the fresh-start remeasurements in July 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 Revised UAW Settlement Agreement

In May 2009 Old GM and the UAW agreed to a revised settlement agreement that was related to the UAW hourly retiree medical plan and a 2008 settlement agreement that permanently shifted responsibility for providing retiree healthcare from Old GM to a new healthcare plan funded by the New VEBA. We and the UAW executed the revised settlement agreement on July 10, 2009 in connection with the 363 Sale. The most significant changes to the agreement included:

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

The new payment terms to the New VEBA under the revised settlement agreement, which were subject to the successful completion of the 363 Sale, were:

•	VEBA Notes of $2.5 billion plus accrued interest, at an implied interest rate of 9.0% per annum, scheduled to be repaid in three equal installments of $1.4 billion in July of 2013, 2015 and 2017;

•	260 million shares of our Series A Fixed Rate Cumulative Perpetual Preferred Stock (Series A Preferred Stock) that accrue cumulative dividends at 9.0% per annum;

•	263 million shares (17.5%) of our common stock;

•	A warrant to acquire 45 million shares (2.5%) of our common stock at $42.31 per share at any time prior to December 31, 2015;

•	Two years funding of claims costs for individuals that elected the special attrition programs announced in 2009; and

•	The existing internal VEBA assets.

The modifications to the settlement agreement and the new payment terms resulted in a reorganization gain of $7.7 billion. Refer to Note 2 for additional information on Reorganization gains, net.

Under the terms of the revised settlement agreement, we are released from UAW retiree healthcare claims incurred after December 31, 2009. All obligations of ours and any other entity or benefit plan of ours for retiree medical benefits for the class and the covered group arising from any agreement between us and the UAW were terminated at December 31, 2009. Our obligations to the new healthcare plan and the New VEBA are limited to the terms of the revised settlement agreement.

At September 30, 2009 the 260 million shares of Series A Preferred Stock issued to the New VEBA were not considered outstanding for accounting purposes due to the terms of the revised settlement agreement with the UAW. As a result, $105 million of the $146 million of dividends paid on September 15, 2009 were recorded as a reduction of Postretirement benefits other than pensions.

On October 26, 2010 we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Notes of $2.8 billion. Refer to Note 27 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IUE-CWA and USW Settlement Agreement

In September 2009 we entered into a settlement agreement with MLC, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers — Communication Workers of America (IUE-CWA), and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW). Under the settlement agreement, the IUE-CWA and the USW agreed to withdraw and release all claims against us and MLC relating to retiree healthcare benefits and basic life insurance benefits. In exchange, IUE-CWA, USW and any additional union that agreed to the terms of the settlement agreement were granted an allowed pre-petition unsecured claim in MLC’s Chapter 11 proceedings, in the amount of $1.0 billion with respect to retiree health and life insurance benefits for the over age 65 retirees, over age 65 surviving spouses and under age 65 medicare eligible retirees or surviving spouses disqualified for retiree healthcare benefits from us under the settlement agreement. For participants remaining eligible for healthcare, certain coverages were eliminated and cost sharing will increase. These modifications became effective upon completion of the 363 Sale and resulted in a reorganization gain of $2.7 billion. Refer to Note 2 for additional information on Reorganization gains, net.

The settlement agreement was expressly conditioned upon and did not become effective until approved by the Bankruptcy Court in MLC’s Chapter 11 proceedings and such condition had not been achieved at September 30, 2009. The effects of the IUE-CWA and USW settlement agreement previously discussed were not remeasured at September 30, 2009. Although the settlement agreement that provided IUE-CWA and USW retirees with retiree healthcare, life insurance and other applicable benefits had not yet been approved by the Bankruptcy Court, we believed that a liability to certain IUE-CWA and USW retirees existed at July 10, 2009. We recorded a liability associated with the IUE-CWA and USW retiree healthcare benefits, life benefits and other affected benefits plans at July 10, 2009 and September 30, 2009.

Delphi Corporation

In July 2009 we entered into an agreement with Delphi and other parties. Pursuant to this agreement, we agreed to acquire Delphi’s Nexteer and four domestic facilities and invest in a new entity, New Delphi. As a result of the agreement, active Delphi plan participants at the sites covered by the agreement were then covered under our comparable counterpart plans as new employees with vesting rights and we assumed liabilities associated with certain international benefit plans.

Delphi Benefit Guarantee Agreements

In July 2009 Delphi announced that it had entered into an agreement with the PBGC regarding the settlement of PBGC’s claims from the termination of the Delphi pension plans. As part of that agreement, we maintained the obligation to provide the difference between pension benefits paid by the PBGC according to regulation and those originally guaranteed by Old GM under the agreements to provide benefits to certain Delphi U.S. hourly employees. We had a legal obligation to provide this benefit to eligible UAW plan participants at July 10, 2009. We remeasured the U.S. hourly defined benefit pension plan in August 2009 for eligible UAW plan participants, which coincided with Delphi’s transfer of its pension plan obligations to the PBGC. We did not agree to provide this benefit to eligible Delphi IUE-CWA and USW retirees until the settlement agreement with the IUE-CWA and USW was approved by the Bankruptcy Court in MLC’s Chapter 11 proceedings, which had not occurred at September 30, 2009. However, we believed that the settlement agreement with the IUE-CWA and USW would be approved and that a liability existed for this benefit, and we recorded a contingent liability of $221 million.

2009 CAW Agreement

In March 2009 Old GM announced that the members of the Canadian Auto Workers Union (CAW) had ratified an agreement intended to reduce manufacturing costs in Canada by closing the competitive gap with transplant automakers in the United States on active employee labor costs and reducing legacy costs through introducing co-payments for healthcare benefits, increasing employee healthcare cost sharing, freezing pension benefits, and eliminating cost of living adjustments to pensions for retired hourly workers. This agreement was conditioned on Old GM receiving longer term financial support from the Canadian and Ontario governments.

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

As a result of the termination of the employees from the former Oshawa, Ontario truck facility (Oshawa Facility), the CAW hourly retiree healthcare plan and the CAW retiree life plan were remeasured in June 2009 and a curtailment gain associated with the CAW hourly retiree healthcare plan was also recorded in the period January 1, 2009 through July 9, 2009.

In June 2009 GMCL and the CAW agreed to the terms of the HCT to provide retiree healthcare benefits to certain active and retired employees. The HCT will be implemented when certain preconditions are achieved, including certain changes to the Canadian Income Tax Act. Certain of the preconditions have not been achieved and the HCT is not yet implemented at September 30, 2010. Under the terms of the HCT agreement, GMCL is obligated to make a payment of CAD $1.0 billion on the HCT implementation date which it will fund out of its CAD $1.0 billion escrow funds, adjusted for the net difference between the amount of retiree monthly contributions received during the period December 31, 2009 through the HCT implementation date less the cost of benefits paid for claims incurred by covered employees during this period. GMCL will provide a CAD $800 million note payable to the HCT on the HCT implementation date which will accrue interest at an annual rate of 7.0% with five equal annual installments of CAD $256 million due December 2014 through 2018. Concurrent with the implementation of the HCT, GMCL will be legally released from all obligations associated with the cost of providing retiree healthcare benefits to CAW active and retired employees bound by the class action process, and we will account for the related termination of CAW hourly retiree healthcare benefits as a settlement, based upon the difference between the fair value of the notes and cash contributed and the healthcare plan obligation at the settlement date. As a result of the conditions precedent to this agreement not having yet been achieved, there was no accounting recognition for the healthcare trust at September 30, 2010.

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

Our overall financial risk management program is under the responsibility of the Risk Management Committee, which reviews and, where appropriate, approves strategies to be pursued to mitigate these risks. A risk management control framework is utilized to monitor the strategies, risks and related hedge positions, in accordance with the policies and procedures approved by the Risk Management Committee. At September 30, 2010 and September 30, 2009 we did not have any derivatives designated in a hedge accounting relationship.

In August 2010 we changed our risk management policy with respect to foreign exchange and commodities. Under our prior policy we intended to reduce volatility of forecasted cash flows primarily through the use of forward contracts and swaps. The intent of the new policy is primarily to protect against risk arising from extreme adverse market movements on our key exposures and involves a shift to greater use of purchased options.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Counterparty Credit Risk

Derivative financial instruments contain an element of credit risk attributable to the counterparties’ ability to meet the terms of the agreements. In August 2010 we executed new agreements with counterparties that will require, under certain circumstances, that the counterparty post collateral with us for net asset positions with these counterparties. At September 30, 2010 we held collateral of $29 million from counterparties and recorded the related obligation in Accrued expenses. The maximum amount of loss due to credit risk that we would incur if the counterparties to the derivative instruments failed completely to perform according to the terms of the contract was $121 million at September 30, 2010. Agreements are entered into with counterparties that allow the set-off of certain exposures in order to manage the risk. At September 30, 2010 the total net derivative asset position for all counterparties with which we were in a net asset position, less the collateral we held, was $86 million.

Counterparty credit risk is managed and monitored by our Risk Management Committee, which establishes exposure limits by counterparty. At September 30, 2010 a majority of all counterparty exposures were with counterparties that were rated A or higher.

Credit Risk Related Contingent Features

Certain of our agreements with counterparties require that we provide cash collateral for net liability positions that we may have with such counterparty. At September 30, 2010 no collateral was posted related to derivative instruments, and we did not have any agreements with counterparties to derivative instruments containing covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that certain standards are violated.

Derivatives and Hedge Accounting

Our derivative instruments consist of nondesignated derivative contracts or economic hedges, including forward contracts and options that we acquired from Old GM or purchased directly from counterparties. At September 30, 2010 no outstanding derivative contracts were designated in hedging relationships. We and Old GM accounted for changes in the fair value of all outstanding contracts by recording the gains and losses in earnings for all periods presented. Refer to Note 19 for additional information on the fair value measurements of our derivative instruments.

Cash Flow Hedges

We are and Old GM was exposed to certain foreign currency exchange risks associated with buying and selling automotive parts and vehicles and foreign currency exposure to long-term debt. We partially manage these risks through the use of nondesignated derivative instruments. At September 30, 2010 we did not have any financial instruments designated as cash flow hedges for accounting purposes.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes total activity in Accumulated other comprehensive income (loss) associated with cash flow hedges, primarily related to the release of previously deferred cash flow hedge gains and losses from Accumulated other comprehensive income (loss) into earnings (dollars in millions):

	Predecessor
	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Foreign Currency Exchange Contracts
Sales	$(25)	$(351)
Cost of sales	(1)	19
Reorganization gains, net	—	247

Total gains (losses) reclassified from accumulated other comprehensive income (loss)	$(26)	$(85)

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

In connection with our investment in New Delphi, which we account for using the equity method, we record our share of New Delphi’s Other comprehensive income (loss) in Accumulated other comprehensive income (loss). In the three and nine months ended September 30, 2010 we recorded insignificant cash flow hedge losses related to our share of New Delphi’s hedging losses.

Fair Value Hedges

We are and Old GM was subject to market risk from exposures to changes in interest rates that affect the fair value of long-term, fixed rate debt. At September 30, 2010 we did not have any financial instruments designated as fair value hedges to manage this risk.

Old GM previously used interest rate swaps designated as fair value hedges to manage certain of its exposures associated with this debt. Old GM hedged its exposures to the maturity date of the underlying interest rate exposure.

Gains and losses on derivatives designated and qualifying as fair value hedges, as well as the offsetting gains and losses on the debt attributable to the hedged interest rate risk, were recorded in Interest expense to the extent the hedge was effective. The gains and losses related to the hedged interest rate risk were recorded as an adjustment to the carrying amount of the debt. Previously recorded adjustments to the carrying amount of the debt were amortized to Interest expense over the remaining debt term. In the periods July 1, 2009 through July 9, 2009 and January 1, 2009 through July 9, 2009 Old GM amortized an insignificant amount of previously deferred fair value hedge gains and losses to Interest expense.

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

Net Investment Hedges

We are and Old GM was subject to foreign currency exposure related to net investments in certain foreign operations. At September 30, 2010 we did not have any hedges of a net investment in a foreign operation.

Old GM previously used foreign currency denominated debt to hedge this foreign currency exposure. For nonderivative instruments that were designated as, and qualified as, a hedge of a net investment in a foreign operation, the effective portion of the unrealized and realized gains and losses were recorded as a Foreign currency translation adjustment in Accumulated other comprehensive income (loss). In connection with the 363 Sale, MLC retained the foreign currency denominated debt and it ceased to operate as a hedge of net investments in foreign operations. In connection with our application of fresh-start reporting, the effective portions of unrealized gains and losses previously recorded in Accumulated other comprehensive income (loss) were adjusted to $0 at July 10, 2009.

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

Commodity Derivatives

Certain raw materials, parts with significant commodity content, and energy are purchased for use in production. Exposure to commodity price risk may be managed by entering into commodity derivative instruments such as forward and option contracts. We currently manage this exposure using commodity options. At September 30, 2010, we had not entered into any commodity forward contracts.

Old GM hedged commodity price risk by entering into commodity forward and option contracts. Old GM recorded all commodity derivative gains and losses in Cost of sales.

The following table summarizes the notional amounts of nondesignated commodity derivative contracts (units in thousands):

		Successor
		Contract Notional
Commodity	Units	September 30, 2010	December 31, 2009
Aluminum and aluminum alloy	Metric tons	263	39
Copper	Metric tons	26	4
Lead	Metric tons	43	7
Heating oil	Gallons	94,654	10,797
Natural gas	MMBTU	8,303	1,355
Natural gas	Gigajoules	1,000	150
Palladium	Troy ounce	110	—
Platinum	Troy ounce	15	—

Interest Rate Swap Derivatives

At September 30, 2010, we did not have any nondesignated interest rate swap derivatives.

Old GM previously used interest rate swap derivatives to economically hedge exposure to changes in the fair value of fixed rate debt. Gains and losses related to the changes in the fair value of these nondesignated derivatives were recorded in Interest expense.

Foreign Currency Exchange Derivatives

Foreign currency exchange derivatives are used to economically hedge exposure to foreign currency exchange risks associated with: (1) forecasted foreign currency denominated purchases and sales of vehicles and parts; and (2) variability in cash flows related to interest and principal payments on foreign currency denominated debt. At September 30, 2010 we managed foreign currency exchange risk through the use of foreign currency options and forward contracts.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the total notional amounts of nondesignated foreign currency exchange derivatives (dollars in millions):

	Successor
	September 30, 2010	December 31, 2009
Nondesignated foreign currency exchange derivatives	$4,538	$6,333

Old GM recorded gains and losses related to these foreign currency exchange derivatives in: (1) Sales for derivatives that economically hedged sales of parts and vehicles; (2) Cost of sales for derivatives that economically hedged purchases of parts and vehicles; and (3) Cost of sales for derivatives that economically hedged foreign currency risk related to foreign currency denominated debt.

Other Derivatives

In September 2009 in connection with an agreement with American Axle, we received warrants to purchase 4 million shares of American Axle common stock exercisable at $2.76 per share. The fair value of the warrants on the date of receipt was recorded as a Non-current asset. Gains and losses related to these warrants were recorded in Interest income and other non-operating income, net. At September 30, 2010 the fair value of these warrants was $29 million.

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

Fair Value of Nondesignated Derivatives

The following table summarizes the fair value of our nondesignated derivative instruments (dollars in millions):

	Successor
	September 30, 2010		December 31, 2009
	Asset Derivatives (a)(b)	Liability Derivatives (c)	Asset Derivatives (a)(b)	Liability Derivatives (c)(d)
Current Portion
Foreign currency exchange derivatives	$65	$222	$104	$568
Commodity derivatives	56	—	11	—

Total current portion	$121	$222	$115	$568

Non-Current Portion
Foreign currency exchange derivatives	$—	$—	$19	$146
Other derivatives	29	—	25	—

Total non-current portion	$29	$—	$44	$146

(a)	Recorded in Other current assets and deferred income taxes.

(b)	Recorded in Other assets.

(c)	Recorded in Accrued expenses.

(d)	Recorded in Other liabilities and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and (Losses) on Nondesignated Derivatives

The following schedule summarizes gains and (losses) recorded in earnings on nondesignated derivatives (dollars in millions):

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Foreign Currency Exchange Derivatives
Sales	$—	$—	$—	$38	$(688)
Cost of sales	—	—	—	7	(211)
Interest income and other non-operating income, net	35	65	195	1	91
Interest Rate Swap Derivatives
Interest expense	—	—	(1)	—	(38)
Commodity Derivative Contracts
Cost of sales	—	—	—	2	(332)
Interest income and other non-operating income, net	14	(39)	—	—	—
Other Derivatives
Interest income and other non-operating income, net	4	4	(1)	—	164

Total gains (losses) recorded in earnings	$53	$30	$193	$48	$(1,014)

Net Change in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the net change in Accumulated other comprehensive income (loss) related to cash flow hedging activities (dollars in millions):

	Predecessor
	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Beginning net unrealized gain (loss) on derivatives	$(409)	$(490)
Change in fair value	—	—
Reclassification to earnings	18	99

Ending net unrealized gain (loss) on derivatives	$(391)	$(391)

In connection with our application of fresh-start reporting, the remaining previously deferred cash flow hedging gains and losses of $391 million in Accumulated other comprehensive income (loss) were adjusted to $0 at July  10, 2009.

Note 17. Commitments and Contingencies

The following tables summarize information related to Commitments and contingencies (dollars in millions):

	Successor
	September 30, 2010		December 31, 2009
	Liability Recorded	Maximum Liability (a)	Liability Recorded	Maximum Liability (a)
Guarantees
Operating lease residual values (b)	$—	$76	$—	$79
Supplier commitments and other related obligations	$—	$57	$3	$218
Ally Financial commercial loans (c)	$—	$28	$2	$167
Other product-related claims	$56	$480	$54	$553

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Calculated as future undiscounted payments.

(b)	Excludes residual support and risk sharing programs related to Ally Financial.

(c)	At December 31, 2009 includes $127 million related to a guarantee provided to Ally Financial in Brazil in connection with dealer floor plan financing. At December 31, 2009 this guarantee was collateralized by certificates of deposit of $127 million purchased from Ally Financial to which we have title and which are recorded in Restricted cash and marketable securities. The purchase of the certificates of deposit was funded in part by contributions from dealers for which we have recorded a corresponding deposit liability of $104 million, which was recorded in Other liabilities at December 31, 2009. In the nine months ended September 30, 2010 this guarantee was terminated.

	Successor
	September 30, 2010	December 31, 2009
	Liability Recorded	Liability Recorded
Environmental liability (a)	$205	$190
Product liability	$318	$319
Liability related to contingently issuable shares	$231	$162
Other litigation-related liabilities (b)	$1,421	$1,192

(a)	Of the amounts we recorded, $40 million and $28 million were recorded in Accrued expenses at September 30, 2010 and December 31, 2009, and the remainder was recorded in Other liabilities.

(b)	Consists primarily of tax-related litigation not recorded pursuant to ASC 740 as well as various non-U.S. labor related items.

Guarantees

We have provided guarantees related to the residual value of certain operating leases. These guarantees terminate in years ranging from 2011 to 2035. Certain leases contain renewal options.

We have agreements with third parties that guarantee the fulfillment of certain suppliers’ commitments and other related obligations. These guarantees expire in years ranging from 2010 to 2013, or upon the occurrence of specific events.

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered.

We also provide payment guarantees on commercial loans made by Ally Financial and outstanding with certain third parties, such as dealers or rental car companies. These guarantees either expire in years ranging from 2011 to 2029 or are ongoing. We determined the value ascribed to the guarantees to be insignificant based on the credit worthiness of the third parties. Refer to Note 23 for additional information on guarantees that we provide to Ally Financial.

In connection with certain divestitures, we have provided guarantees with respect to benefits to be paid to former employees relating to pensions, postretirement healthcare and life insurance. Aside from indemnifications and guarantees related to Delphi, as subsequently discussed, it is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. No amounts have been recorded for such obligations as they are not probable or estimable at this time.

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Accordingly, it is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition and results of operations. At September 30, 2010 we estimate that remediation losses could range from $150 million to $390 million.

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

In accordance with our assumption of dealer sales and service agreements, we indemnify dealers for certain product liability related claims. Our experience related to dealer indemnification obligations where we are not a party arising from incidents prior to July 10, 2009 is limited. We monitor actual claims experience for consistency with this estimate and make periodic adjustments as appropriate. Since July 10, 2009, the volume of product liability claims against us has been less than projected. In addition, as of this time due to the relatively short period for which we have been directly responsible for such claims, we have fewer pending matters than Old GM had in the past and than we expect in the future. Based on both management judgments concerning the projected number and value of both dealer indemnification obligations and product liability claims against us, we have estimated the associated liability. We have lowered our overall product liability estimate for dealer indemnifications and our exposure in the nine months ended September 30, 2010 resulting in a $132 million favorable adjustment driven primarily by a lower than expected volume of claims. We expect our product liability reserve to rise in future periods as new claims arise from incidents subsequent to July 9, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liability Related to Contingently Issuable Shares

We are obligated to issue additional shares of our common stock to MLC (Adjustment Shares) in the event that allowed general unsecured claims against MLC, as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions). The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum number of Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. We determined that it is probable that general unsecured claims allowed against MLC will ultimately exceed $35.0 billion by at least $2.0 billion. In the circumstance where estimated general unsecured claims equal $37.0 billion, under the terms of the Purchase Agreement, we would be required to issue 8.6 million Adjustment Shares to MLC. At September 30, 2010, we increased our accrual related to this contingent obligation based on an updated estimate of the fair value of our common stock.

Other Litigation-Related Liability

Various legal actions, governmental investigations, claims and proceedings are pending against us or MLC including a number of shareholder class actions, bondholder class actions and class actions under the Employee Retirement Income Security Act of 1974, as amended, and other matters arising out of alleged product defects, including asbestos-related claims; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; tax-related matters not recorded pursuant to ASC 740 and environmental matters.

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which it is believed that losses are probable and can be reasonably estimated, the majority of which are associated with tax-related matters not recorded pursuant to ASC 740 as well as various non-U.S. labor-related matters. Tax related matters not recorded pursuant to ASC 740 (indirect tax-related matters) are items being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance, and other compensation matters. Certain South American administrative and legal proceedings are indirect tax-related and may require that we deposit funds in escrow; such escrow deposits may range from $540 million to $720 million. Some of the matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2010. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued expenses and Other liabilities and deferred income taxes. These accrued reserves represent the best estimate of amounts believed to be our and Old GM’s liability in a range of expected losses. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our or Old GM’s financial condition, results of operations and cash flows in any particular reporting period.

Commencing on or about September 29, 2010, current and former hourly employees of GM Daewoo, our majority-owned affiliate in the Republic of Korea, filed four separate group actions in the Incheon District Court in Incheon, Korea. The cases allege that GM Daewoo failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. Similar cases have been brought against other large employers in the Republic of Korea. At September 30, 2010, GM Daewoo accrued approximately 122 billion Korean won, which is approximately $110 million, in connection with these cases (70% of which will be reflected in our Net income attributable to stockholders, based on our ownership interest in GM Daewoo). In addition, the preliminary estimate of the upper end of the range for the reasonably possible loss in excess of the accrual is approximately 332 billion Korean won, which is approximately $290 million. These cases are in their earliest stages, and the scope of claims asserted may change. This accrual is included in the reserves for non-U.S. labor-related matters.

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

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan, agreed to with European labor representatives, we have committed to achieve specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we fail to accomplish the requirements set out under the agreement, we will be required to pay certain amounts up to Euro 265 million for each of those years,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and/or interest on those amounts, to our employees. Certain inventory with a carrying amount of $195 million at September 30, 2010 was pledged as collateral under the agreement. Management has the intent and believes it has the ability to meet the requirements under the agreement, which was finalized in the three months ended September 30, 2010.

Delphi Corporation

Benefit Guarantee

In 1999 Old GM spun-off Delphi Automotive Systems Corporation, which became Delphi. At the time of the spin-off, employees of Delphi Automotive Systems Corporation became employees of Delphi. As part of the separation agreements, Delphi assumed the pension and other postretirement benefit obligations for the transferred U.S. hourly employees who retired after October 1, 2000. Additionally at the time of the spin-off, Old GM entered into the Delphi Benefit Guarantee Agreements with the UAW, the IUE-CWA and the USW. The Delphi Benefit Guarantee Agreements provided that in the event that Delphi or its successor companies ceased doing business, terminated its pension plan or ceased to provide credited service or OPEB benefits at certain levels due to financial distress, Old GM could be liable to provide the corresponding benefits for certain covered employees at the required level and to the extent the pension benefits Delphi and the PBGC provided fall short of the guaranteed amount.

In October 2005 Old GM received notice from Delphi it would become obligated to provide benefits pursuant to the Delphi Benefit Guarantee Agreements in connection with Delphi’s commencement in October 2005 of Chapter 11 proceedings under the Bankruptcy Code. In June 2007 Old GM entered into a memorandum of understanding with Delphi and the UAW (Delphi UAW MOU) that included terms relating to the consensual triggering, under certain circumstances, of the Delphi Benefit Guarantee Agreements as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU, Old GM also agreed to pay for certain healthcare costs of covered Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to Old GM’s retirees and their beneficiaries if Delphi terminated OPEB benefits. In August 2007 Old GM also entered into memoranda of understanding with Delphi and the IUE-CWA and with Delphi and the USW containing terms consistent with the comprehensive Delphi UAW MOU.

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

Delphi Charges

The following table summarizes charges that have been recorded with respect to obligations associated with the various Delphi agreements (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Other expenses, net	$8	$60	$184
Cost of sales	88	(18)	142
Reorganization gains, net	—	662	662

Total Delphi charges	$96	$704	$988

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

In the nine months ended September 30, 2010 income tax expense of $845 million resulted primarily from tax expense attributable to entities included in our effective tax rate calculation. Aside from a taxable foreign currency gain in Venezuela, unusual or infrequent items did not have a significant effect on tax expense, either individually or in the aggregate. The recorded effective tax rate is substantially below the applicable statutory tax rate, primarily due to income earned in jurisdictions for which a full valuation allowance is recorded.

In interim periods, income tax expense is comprised of two key elements: (1) the amount necessary to appropriately state the year-to-date estimated tax expense of entities included in our effective tax rate calculation, which is calculated as the difference between the amount currently estimated for the year to date period and the amount previously recorded in prior interim periods; and (2) the tax effect of unusual or infrequent items that occur in the period. In the three months ended September 30, 2010 income tax benefit of $25 million resulted from tax expense of $50 million attributable to entities included in our effective tax rate calculation, offset by net tax benefit of $75 million attributable to unusual or infrequent items, none of which had a significant effect on tax expense either individually or in the aggregate.

In the period July 10, 2009 through September 30, 2009 income tax benefit of $139 million resulted primarily from tax benefit attributable to entities included in our effective tax rate calculation, including intra period tax allocation benefit relating to the remeasurement of our U.S. Pension Plans. We recorded income tax expense related to the remeasurement gains in other comprehensive income and allocated income tax benefit to operations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the period July 1, 2009 through July 9, 2009 income tax benefit of $607 million primarily resulted from the reversal of valuation allowances of $710 million related to Reorganization gains, net.

In the period January 1, 2009 through July 9, 2009 income tax benefit of $1.2 billion primarily resulted from the reversal of valuation allowances of $710 million related to Reorganization gains, net and the resolution of a transfer pricing matter of $692 million between the U.S. and Canadian governments, partially offset by income tax attributable to entities included in our effective tax rate calculation.

Most of the tax attributes generated by Old GM and its domestic and foreign subsidiaries (net operating loss carryforwards and various income tax credits) survived the Chapter 11 Proceedings and we expect to use these tax attributes to reduce future tax liabilities. The ability to utilize certain of the U.S. tax attributes in future tax periods could be limited by Section 382(a) of the Internal Revenue Code. In Germany, we have net operating loss carryforwards for corporate income tax and trade tax purposes. We have received a ruling from the German tax authorities confirming the availability of those losses under the prerequisite that the agreements negotiated with the unions as to the protection of employment will be executed as signed. This ruling is further subject to the outcome of infringement proceedings initiated by the European Union with respect to the German law on which the ruling is based. If the European Union proceedings have a positive outcome we will be able to continue to carry over those losses despite the reorganizations that have taken place in Germany in 2008 and 2009. In Australia, we have net operating loss carryforwards which are subject to meeting an annual “Same Business Test” requirement. We will assess our ability to utilize these carryforward losses annually.

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

In June 2010 a Mexican income tax audit covering the 2002 and 2003 years was concluded and an assessment of 2.0 billion pesos (equivalent to $163 million) including tax, interest and penalties was issued. We do not agree with the assessment and intend to appeal. We believe we have adequate reserves established and collection of the assessment will be suspended during the appeal period and any subsequent proceedings through U.S. and Mexican competent authorities.

Based on recent developments in Brazil, it is likely we will settle a contested income tax matter for approximately $225 million in the next 12 months. This amount was fully reserved in a prior period.

At September 30, 2010, aside from the Brazilian matter, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next 12 months.

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

The valuation of derivative liabilities takes into account our and Old GM’s nonperformance risk. For the periods presented after June 1, 2009, our and Old GM’s nonperformance risk was not observable through the credit default swap market as a result of its Chapter 11 Proceedings and the lack of traded instruments for us. As a result, an analysis of comparable industrial companies was used to determine the appropriate credit spread which would be applied to us by market participants. In these periods, all derivatives whose fair values contained a significant credit adjustment based on our nonperformance risk were classified in Level 3 of the valuation hierarchy.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring Basis

The following tables summarize the financial instruments measured at fair value on a recurring basis (dollars in millions):

	Successor
	Fair Value Measurements on a Recurring Basis at September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
United States government and agency	$—	$1,783	$—	$1,783
Certificates of deposit	—	3,730	—	3,730
Money market funds	5,526	—	—	5,526
Commercial paper	—	4,419	—	4,419
Marketable securities
Trading securities
Equity	17	18	—	35
United States government and agency	—	6	—	6
Mortgage and asset-backed	—	28	—	28
Foreign government	—	36	—	36
Corporate debt	—	29	—	29
Available–for–sale securities
United States government and agency	—	2,254	—	2,254
Certificates of deposit	—	1,448	—	1,448
Corporate debt	—	2,174	—	2,174
Restricted cash and marketable securities
United States government and agency	—	98	—	98
Money market funds	396	—	—	396
Foreign government bonds	—	981	—	981
Other assets
Equity	40	—	—	40
Derivatives
Commodity	—	56	—	56
Foreign currency	—	34	31	65
Other	—	29	—	29

Total assets	$5,979	$17,123	$31	$23,133

Liabilities
Other liabilities
Options	$—	$—	$24	$24
Derivatives
Foreign currency	—	8	214	222

Total liabilities	$—	$8	$238	$246

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	Fair Value Measurements on a Recurring Basis at December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
United States government and agency	$—	$580	$—	$580
Certificates of deposit	—	2,140	—	2,140
Money market funds	7,487	—	—	7,487
Commercial paper	—	969	—	969
Marketable securities
Trading securities
Equity	15	17	—	32
United States government and agency	—	17	—	17
Mortgage and asset-backed	—	22	—	22
Foreign government	—	24	—	24
Corporate debt	—	29	—	29
Available–for–sale securities
United States government and agency	—	2	—	2
Certificates of deposit	—	8	—	8
Restricted cash and marketable securities
United States government and agency	—	140	—	140
Money market funds	13,083	—	—	13,083
Government of Canada bonds	—	955	—	955
Other assets
Equity	13	—	—	13
Derivatives
Commodity	—	11	—	11
Foreign currency	—	90	33	123
Other	—	25	—	25

Total assets	$20,598	$5,029	$33	$25,660

Liabilities
Derivatives
Foreign currency	$—	$9	$705	$714

Total liabilities	$—	$9	$705	$714

Fair Value Measurements on a Recurring Basis using Level 3 Inputs

In the period January 1, 2009 through July 9, 2009 Old GM’s mortgage- and asset-backed securities were transferred from Level 3 to Level 2 as the significant inputs used to measure fair value and quoted prices for similar instruments were determined to be observable in an active market.

For periods presented after June 1, 2009 Old GM’s nonperformance risk was not observable through the credit default swap market as a result of its Chapter 11 Proceedings. As a result, foreign currency derivatives with a fair market value of $1.6 billion were transferred from Level 2 to Level 3 in the period January 1, 2009 through July 9, 2009.

In the period January 1, 2009 through July 9, 2009 Old GM determined the credit profile of certain foreign subsidiaries was equivalent to Old GM’s nonperformance risk which was observable through the credit default swap market and bond market based on prices for recent trades. Accordingly, foreign currency derivatives with a fair value of $2.1 billion were transferred from Level 3 into Level 2.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	Level 3 Financial Assets and Liabilities
	Mortgage- backed Securities (a)	Commodity Derivatives, Net (b)	Foreign Currency Derivatives (c)	Options (d)	Other Securities (a)	Total Net Liabilities
Balance at July 1, 2010	$—	$—	$(338)	$(24)	$—	$(362)
Total realized/unrealized gains (losses)
Included in earnings	—	—	30	—	—	30
Included in Accumulated other comprehensive income (loss)	—	—	(13)	—	—	(13)
Purchases, issuances, and settlements	—	—	136	—	—	136
Transfer in and/or out of Level 3	—	—	2	—	—	2

Balance at September 30, 2010	$—	$—	$(183)	$(24)	$—	$(207)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$34	$—	$—	$34

	Successor
	Level 3 Financial Assets and Liabilities
	Mortgage- backed Securities (a)	Commodity Derivatives, Net (b)	Foreign Currency Derivatives (c)	Options (d)	Other Securities (a)	Total Net Liabilities
Balance at January 1, 2010	$—	$—	$(672)	$—	$—	$(672)
Total realized/unrealized gains (losses)
Included in earnings	—	—	103	(3)	—	100
Included in Accumulated other comprehensive income (loss)	—	—	(10)	—	—	(10)
Purchases, issuances, and settlements	—	—	394	(21)	—	373
Transfer in and/or out of Level 3	—	—	2	—	—	2

Balance at September 30, 2010	$—	$—	$(183)	$(24)	$—	$(207)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$40	$(3)	$—	$37

	Successor
	Level 3 Financial Assets and (Liabilities)
	Mortgage- backed Securities (a)	Commodity Derivatives, net (b)	Foreign Currency Derivatives (c)	Other Derivative Instruments (a)	Other Securities (a)	Total Net Assets (Liabilities)
Balance at July 10, 2009	$—	$—	$(1,430)	$—	$—	$(1,430)
Total realized/unrealized gains (losses)
Included in earnings	—	—	177	—	—	177
Included in Accumulated other comprehensive income (loss)	—	—	(86)	—	—	(86)
Purchases, issuances and settlements	—	—	362	—	—	362
Transfer in and/or out of Level 3	—	—	—	—	—	—

Balance at September 30, 2009	$—	$—	$(977)	$—	$—	$(977)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$163	$—	$—	$163

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	Level 3 Financial Assets and (Liabilities)
	Mortgage- backed Securities (a)	Commodity Derivatives, net (b)	Foreign Currency Derivatives (c)	Other Derivative Instruments (a)	Other Securities (a)	Total Net Assets (Liabilities)
Balance at July 1, 2009	$—	$—	$(1,559)	$—	$—	$(1,559)
Total realized/unrealized gains (losses)
Included in earnings	—	—	26	—	—	26
Included in Accumulated other comprehensive income (loss)	—	—	(2)	—	—	(2)
Purchases, issuances and settlements	—	—	105	—	—	105
Transfer in and/or out of Level 3	—	—	—	—	—	—

Balance at July 9, 2009	$—	$—	$(1,430)	$—	$—	$(1,430)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$28	$—	$—	$28

	Predecessor
	Level 3 Financial Assets and (Liabilities)
	Mortgage- backed Securities (a)	Commodity Derivatives, net (b)	Foreign Currency Derivatives (c)	Other Derivative Instruments (a)	Other Securities (a)	Total Net Assets (Liabilities)
Balance at January 1, 2009	$49	$(17)	$(2,144)	$(164)	$17	$(2,259)
Total realized/unrealized gains (losses)
Included in earnings	(2)	13	26	164	(5)	196
Included in Accumulated other comprehensive income (loss)	—	—	(2)	—	—	(2)
Purchases, issuances and settlements	(14)	4	105	—	(7)	88
Transfer in and/or out of Level 3	(33)	—	585	—	(5)	547

Balance at July 9, 2009	$—	$—	$(1,430)	$—	$—	$(1,430)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$28	$—	$—	$28

(a)	Realized gains (losses) and other than temporary impairments on marketable securities (including the UST warrants outstanding until the closing of the 363 Sale) are recorded in Interest income and other non-operating income, net.

(b)	Prior to July 10, 2009 realized and unrealized gains (losses) on commodity derivatives were recorded in Cost of sales. Changes in fair value are attributable to changes in base metal and precious metal prices. Beginning July 10, 2009 realized and unrealized gains (losses) on commodity derivatives are recorded in Interest income and other non-operating income, net.

(c)	Prior to July 10, 2009 realized and unrealized gains (losses) on foreign currency derivatives were recorded in the line item associated with the economically hedged item. Beginning July 10, 2009 realized and unrealized gains (losses) on foreign currency derivatives are recorded in Interest income and other non-operating income, net and foreign currency translation gains (losses) are recorded in Accumulated other comprehensive income (loss).

(d)	Realized and unrealized gains (losses) on options are recorded in Interest income and other non-operating income, net.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying amount and estimated fair value of short-term and long-term debt, including capital leases, for which it is practicable to estimate fair value (dollars in millions):

	Successor
	September 30, 2010	December 31, 2009
Carrying amount (a)	$8,566	$15,783
Fair value (a)	$8,858	$16,024

(a)	Accounts and notes receivable, net and Accounts payable (principally trade) are not included because the carrying amount approximates fair value due to their short-term nature.

Ally Financial Common and Preferred Stock

At December 31, 2009 we estimated the fair value of our investment in Ally Financial common stock using a market approach based on the average price to tangible book value multiples of comparable companies to each of Ally Financial’s Auto Finance, Commercial Finance, Mortgage, and Insurance operations to determine the fair value of the individual operations. These values were aggregated to estimate the fair value of Ally Financial’s common stock. The significant inputs used to determine the appropriate multiple for Ally Financial and used in our analysis were as follows:

•

Ally Financial’s December 31, 2009 financial statements, as well as the financial statements and price to tangible book value multiples of comparable companies in the Auto Finance, Commercial Finance and Insurance industries;

•	Historical segment equity information separately provided by Ally Financial;

•	Expected performance of Ally Financial, as well as our view on its ability to access capital markets; and

•

The value of Ally Financial’s mortgage operations, taking into consideration the continuing challenges in the housing markets and mortgage industry, and its need for additional liquidity to maintain business operations.

At September 30, 2010 we estimated the fair value of Ally Financial common stock using a market approach that applies the average price to tangible book value multiples of comparable companies to the consolidated Ally Financial tangible book value. This approach provides our best estimate of the fair value of our investment in Ally Financial common stock at September 30, 2010 due to Ally Financial’s transition to a bank holding company and less readily available information with which to value Ally Financial’s business operations individually. The significant inputs used in our fair value analysis were Ally Financial’s September 30, 2010 financial statements, as well as the financial statements and price to tangible book value multiples of comparable companies in the banking and finance industry.

At September 30, 2010 and December 31, 2009 we calculated the fair value of our investment in Ally Financial’s preferred stock using a discounted cash flow approach. The present value of the cash flows was determined using assumptions regarding the expected receipt of dividends on Ally Financial’s preferred stock and the expected call date.

The following table summarizes the carrying amount and estimated fair value of Ally Financial common and preferred stock (dollars in millions):

	Successor
	September 30, 2010	December 31, 2009
Common stock
Carrying amount (a)	$966	$970
Fair value	$1,039	$970
Preferred stock
Carrying amount	$665	$665
Fair value	$1,056	$989

(a)	Investment in Ally Financial common stock at September 30, 2010 and December 31, 2009 includes the 16.6% held directly and through an independent trust.

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

GM

The following table summarizes restructuring reserves (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges in the three and nine months ended September 30, 2010 (dollars in millions):

	Successor
	GMNA	GMIO	GME	Total
Balance at January 1, 2010	$2,088	$7	$451	$2,546
Additions	7	—	273	280
Interest accretion and other	10	—	32	42
Payments	(243)	(3)	(37)	(283)
Revisions to estimates	(104)	—	—	(104)
Effect of foreign currency translation	24	—	(33)	(9)

Balance at March 31, 2010	1,782	4	686	2,472

Additions	21	—	207	228
Interest accretion and other	10	—	28	38
Payments	(178)	(2)	(257)	(437)
Revisions to estimates	(1)	1	(8)	(8)
Effect of foreign currency translation	(25)	—	(63)	(88)

Balance at June 30, 2010	1,609	3	593	2,205

Additions	14	2	125	141
Interest accretion and other	8	—	28	36
Payments	(169)	(3)	(84)	(256)
Revisions to estimates	(73)	—	(2)	(75)
Effect of foreign currency translation	17	—	72	89

Balance at September 30, 2010 (a)	$1,406	$2	$732	$2,140

(a)	The remaining cash payments related to these restructuring reserves primarily relate to postemployment benefits to be paid.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMNA

GMNA recorded charges, interest accretion and other and revisions to estimates that decreased the restructuring reserves by $51 million and $108 million in the three and nine months ended September 30, 2010. The decreases were primarily related to increased production capacity utilization, which resulted in the recall of idled employees to fill added shifts at multiple production sites, partially offset by Canadian restructuring activities.

GME

GME recorded charges, interest accretion and other, and revisions to estimates of $151 million and $683 million in the three and nine months ended September 30, 2010 for separation programs primarily related to the following initiatives:

•	Separation charges of $92 million and $445 million in the three and nine months ended September 30, 2010 related to the closure of the Antwerp, Belgium facility which affects 2,600 employees.

•

Separation charges of $72 million and revisions to estimates to decrease the reserve by $11 million in the nine months ended September 30, 2010 related to separation/layoff plans and an early retirement plan in Spain which affects 1,200 employees.

•	Separation charges of $3 million and $28 million in the three and nine months ended September 30, 2010 related to a voluntary separation program in the United Kingdom.

•

Separation charges of $5 million and $32 million and interest accretion and other of $26 million and $81 million in the three and nine months ended September 30, 2010 related to previously announced programs in Germany, and separation charges of $20 million related to a voluntary separation program announced in the three months ended September 30, 2010.

Dealer Wind-downs

We market vehicles worldwide through a network of independent retail dealers and distributors. As part of achieving and sustaining long-term viability and the viability of our dealer network, we determined that a reduction in the number of GMNA dealerships was necessary. At September 30, 2010 there were approximately 5,800 dealers in GMNA compared to approximately 6,500 at December 31, 2009. Certain dealers in the U.S. that had signed wind-down agreements with us elected to file for reinstatement through a binding arbitration process. In response to the arbitration filings we offered certain dealers reinstatement contingent upon compliance with our core business criteria for operation of a dealership. At September 30, 2010 the arbitration process had been fundamentally resolved.

The following table summarizes GMNA’s restructuring reserves related to dealer wind-down agreements in the three and nine months ended September 30, 2010 (dollars in millions):

	Successor
	U.S.	Canada and Mexico	Total
Balance at January 1, 2010	$460	$41	$501
Additions	9	9	18
Payments	(44)	(28)	(72)
Effect of foreign currency translation	—	2	2

Balance at March 31, 2010	425	24	449

Revisions to estimates	(6)	—	(6)
Payments	(140)	(4)	(144)

Balance at June 30, 2010	279	20	299

Revisions to estimates	(2)	—	(2)
Payments	(73)	(9)	(82)

Balance at September 30, 2010	$204	$11	$215

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring reserves (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges in the period July 10, 2009 through September 30, 2009 (dollars in millions):

	Successor
	GMNA	GME	GMIO	Total
Balance at July 10, 2009	$2,905	$433	$48	$3,386
Additions	5	9	29	43
Interest accretion and other	8	13	—	21
Payments	(643)	(26)	(43)	(712)
Revisions to estimates	(139)	—	(2)	(141)
Effect of foreign currency translation	56	18	4	78

Balance at September 30, 2009 (a)	$2,192	$447	$36	$2,675

(a)	The remaining cash payments related to these restructuring reserves primarily relate to postemployment benefits to be paid.

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

The following table summarizes GMNA’s restructuring reserves related to dealer wind-down agreements in the period July 10, 2009 through September 30, 2009 (dollars in millions):

	Successor
	U.S.	Canada and Mexico	Total
Balance at July 10, 2009	$398	$118	$516
Additions	161	26	187
Payments	(107)	(52)	(159)
Effect of foreign currency translation	—	8	8

Balance at September 30, 2009	$452	$100	$552

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Old GM

The following table summarizes Old GM’s restructuring reserves (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges in the period January 1, 2009 through July 9, 2009 (dollars in millions):

	Predecessor
	GMNA	GME	GMIO	Total
Balance at January 1, 2009	$2,456	$468	$58	$2,982
Additions	1,835	20	65	1,920
Interest accretion and other	16	11	—	27
Payments	(1,014)	(65)	(91)	(1,170)
Revisions to estimates	(401)	—	9	(392)
Effect of foreign currency translation	50	(1)	7	56

Balance at July 9, 2009	2,942	433	48	3,423
Effect of application of fresh-start reporting	(37)	—	—	(37)

Ending balance including effect of application of fresh-start reporting (a)	$2,905	$433	$48	$3,386

(a)	The remaining cash payments related to these restructuring reserves primarily relate to postemployment benefits to be paid.

GMNA

GMNA recorded charges, interest accretion and other, and revisions to estimates of $1.5 billion in the period January 1, 2009 through July 9, 2009 for separation programs related to the following initiatives:

•	Postemployment benefit charges in the U.S. of $825 million related to 13,000 hourly employees who participated in the 2009 Special Attrition Programs;

•

Supplemental Unemployment Benefit (SUB) and Transition Support Program (TSP) related charges in the U.S. of $707 million, recorded as an additional liability determined by an actuarial analysis at the implementation of the SUB and TSP and related suspension of the JOBS Program, Old GM’s job security provision in the collective bargaining agreement with the UAW to continue paying idled employees certain wages and benefits;

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

GMIO

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

The following table summarizes GMNA’s restructuring reserves related to dealer wind-down agreements in the period January 1, 2009 through July 9, 2009 (dollars in millions):

	Predecessor
	U.S.	Canada and Mexico	Total
Balance at January 1, 2009	$—	$—	$—
Additions	398	120	518
Payments	—	(2)	(2)
Effect of foreign currency translation	—	—	—

Balance at July 9, 2009	$398	$118	$516

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21. Impairments

The following table summarizes impairment charges (dollars in millions):

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
GMNA
Intangible assets	$—	$—	$21	$—	$—
Product-specific tooling assets	140	188	—	—	278
Cancelled powertrain programs	—	—	—	—	42
Equity and cost method investments	—	—	—	—	28
Vehicles leased to rental car companies	—	—	—	—	11

Total GMNA impairment charges	140	188	21	—	359
GMIO
Product-specific tooling assets	6	6	1	—	7
Other long-lived assets	—	—	—	—	2

Total GMIO impairment charges	6	6	1	—	9
GME
Product-specific tooling assets	—	—	—	—	237
Vehicles leased to rental car companies	17	32	12	1	36

Total GME impairment charges	17	32	12	1	273
Corporate
Other than temporary impairment charges on debt and equity securities (a)	—	—	—	—	11
Automotive retail leases	—	—	—	—	16

Total Corporate impairment charges	—	—	—	—	27

Total impairment charges	$163	$226	$34	$1	$668

(a)	Refer to Note 5 and Note 19 for additional information on marketable securities and financial instruments measured at fair value on a recurring basis. Other than temporary impairment charges on debt and equity securities were recorded in Interest income and other non-operating income, net.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize assets measured at fair value (all of which utilized Level 3 inputs) on a nonrecurring basis subsequent to initial recognition (dollars in millions):

GM

Three and Nine Months Ended September 30, 2010

	Successor
		Fair Value Measurements Using
	Three Months Ended September 30, 2010 (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, 2010 Total Losses
Product-specific tooling assets	$—	$—	$—	$—	$(146)
Vehicles leased to rental car companies	$614	$—	$—	$614	(17)

Total					$(163)

(a)	Amounts represent the fair value measure during the period.

	Successor
		Fair Value Measurements Using
	Nine Months Ended September 30, 2010 (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2010 Total Losses
Product-specific tooling assets	$—	$—	$—	$—	$(194)
Vehicles leased to rental car companies	$537-614	$—	$—	$537-614	(32)

Total					$(226)

(a)	Amounts represent the fair value measure (or range of measures) during the period.

GMNA

Product-specific tooling assets were adjusted to their fair value at the time of impairment, resulting in impairment charges of $140 million and $188 million in the three and nine months ended September 30, 2010. Fair value measurements utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to the assets involved.

GME

Vehicles leased to rental car companies were adjusted to their fair value at the time of impairment, resulting in impairment charges of $17 million and $32 million in the three and nine months ended September 30, 2010. Fair value measurements utilized projected cash flows from vehicle sales at auction.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 10, 2009 Through September 30, 2009

	Successor
		Fair Value Measurements Using
	Period Ended September 30, 2009 (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	July 10, 2009 Through September 30, 2009 Total Losses
Product-specific tooling assets	$—	$—	$—	$—	$(1)
Vehicles leased to rental car companies	$543	$—	$—	$543	(12)
Intangible assets	$—	$—	$—	$—	(21)

Total					$(34)

(a)	Amounts represent the fair value measure during the period.

GMNA

Intangible assets related to product-specific technology were adjusted to their fair value, resulting in impairment charges of $21 million in the period July 10, 2009 through September 30, 2009. Fair value measurements utilized projected cash flows, discounted at a rate commensurate with the perceived business risks related to the technology.

GME

Vehicles leased to rental car companies were adjusted to their fair value at the time of impairment, resulting in impairment charges of $12 million in the period July 10, 2009 through September 30, 2009. Fair value measurements utilized projected cash flows from vehicle sales at auctions.

Old GM

January 1, 2009 Through July 9, 2009

	Predecessor
		Fair Value Measurements Using
	Period Ended July 9, 2009 (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	January 1, 2009 Through July 9, 2009 Total Losses
Product-specific tooling assets	$0-85	$—	$—	$0-85	$(522)
Cancelled powertrain programs	$—	$—	$—	$—	$(42)
Other long-lived assets	$—	$—	$—	$—	$(2)
Equity and cost method investments (other than Ally Financial)	$—	$—	$—	$—	$(28)
Vehicles leased to rental car companies	$539 - 2,057	$—	$—	$539 - 2,057	$(47)
Automotive retail leases	$1,519	$—	$—	$1,519	$(16)

Total					$(657)

(a)	Amounts represent the fair value measure (or range of measures) during the period.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Cancellations

The following table summarizes net contract cancellation charges primarily related to the cancellation of product programs (dollars in millions):

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
GMNA (a)	$(5)	$31	$77	$—	$157
GMIO	—	—	—	—	8
GME	3	3	—	—	12

Total contract cancellations	$(2)	$34	$77	$—	$177

(a)	The three months ended September 30, 2010 includes a favorable change in estimate on a contract cancellation of $14 million.

Note 22. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share have been computed by dividing Net income (loss) attributable to common stockholders by the weighted average number of shares outstanding in the period.

The following table summarizes basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Successor			Predecessor
	Three Months Ended September 30, 2010 (a)(b)	Nine Months Ended September 30, 2010 (a)(b)	July 10, 2009 Through September 30, 2009 (a)(c)	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Basic
Net income (loss) attributable to common stockholders	$1.31	$2.77	$(0.73)	$209.49	$178.63
Weighted-average common shares outstanding	1,500	1,500	1,238	611	611
Diluted
Net income (loss) attributable to common stockholders	$1.20	$2.62	$(0.73)	$209.38	$178.55
Weighted-average common shares outstanding	1,630	1,588	1,238	611	611

(a)	All applicable Successor share, per share and related information have been adjusted retroactively for the three-for-one stock split effected on November 1, 2010.

(b)	The three and nine months ended September 30, 2010 includes accumulated but undeclared dividends of $34 million on our Series A Preferred Stock, which decreases Net income attributable to common stockholders.

(c)	The period July 10, 2009 through September 30, 2009 includes accumulated but undeclared dividends of $9 million on Series A Preferred Stock, which reduces Net income (or increases Net loss) attributable to common stockholders and excludes dividends of $105 million on Series A Preferred Stock, which were paid to the New VEBA prior to September 30, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GM

During the three and nine months ended September 30, 2010, we considered potentially dilutive securities in our diluted earnings per share computation under the treasury stock method utilizing an average stock price based upon estimates of the fair value of our common stock.

During the three and nine months ended September 30, 2010, warrants to purchase 318 million shares were outstanding, of which 45 million were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Under the treasury stock method, the assumed exercise of the remaining 273 million warrants resulted in 130 million and 88 million dilutive shares for the three and nine months ended September 30, 2010.

For the period July 10, 2009 through September 30, 2009, outstanding warrants to purchase 273 million shares of common stock were not included in the computation of diluted loss per share because the effect would have been antidilutive to loss per share.

At September 30, 2010 the Adjustment Shares were excluded from the computation of basic and diluted earnings per share as the condition that would result in the issuance of the Adjustment Shares was not satisfied. The maximum number of Adjustment Shares issuable is 30 million shares (subject to an adjustment to take into account stock dividends, stock splits and other transactions). At September 30, 2010 we believe it is probable that these claims will exceed $35.0 billion, but it is still possible they will not. The Adjustment Shares may, however, be dilutive in the future. Refer to Note 17 for additional information on the Adjustment Shares.

We have granted restricted stock units (RSUs) to certain global executives. As these awards will be payable in cash if settled prior to six months after a completion of a successful initial public offering, the RSUs are excluded from the computation of diluted earnings per share. At September 30, 2010 18 million RSUs were outstanding. Refer to Note 26 for additional information on RSUs.

In connection with the 363 Sale, we issued 263 million shares of our common stock to the New VEBA, which were not considered outstanding for accounting purposes until December 31, 2009 as they did not qualify as plan assets. Because these shares were not outstanding until December 31, 2009 they were not included in the calculation of the weighted-average common shares outstanding at September 30, 2009. Refer to Note 15 for additional information on the 2009 Revised UAW Settlement Agreement.

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

No shares potentially issuable to satisfy the in-the-money amount of Old GM’s convertible debentures have been included in the computation of diluted earnings (loss) per share for the periods July 1, 2009 through July 9, 2009 and January 1, 2009 through July 9, 2009 as the conversion options in various series of convertible debentures were not in-the-money.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23. Transactions with Ally Financial

Old GM entered into various operating and financing arrangements with Ally Financial, a related party. In connection with the 363 Sale, we assumed the terms and conditions of these agreements as more fully discussed in our Form S-1. The following tables describe the financial statement effects of and maximum obligations under these agreements (dollars in millions):

	Successor
	September 30, 2010	December 31, 2009
Operating lease residuals
Residual support (a)
Liabilities (receivables) recorded	$(34)	$369
Maximum obligation	$689	$1,159
Risk sharing (a)
Liabilities recorded	$330	$366
Maximum obligation	$877	$1,392
Note payable to Ally Financial (b)	$35	$35
Vehicle repurchase obligations (c)
Maximum obligations	$16,823	$14,249
Fair value of guarantee	$30	$46

(a)	Represents liabilities (receivables) recorded and maximum obligations for agreements entered into prior to December 31, 2008. Agreements entered into in 2010 and 2009 do not include residual support or risk sharing programs. During the nine months ended September 30, 2010 favorable adjustments to our residual support and risk sharing liabilities of $0.6 billion were recorded in the U.S. due to increases in estimated residual values.

(b)	Ally Financial retained an investment in a note, which is secured by certain automotive retail leases.

(c)	In May 2009 Old GM and Ally Financial agreed to expand Old GM’s repurchase obligations for Ally Financial financed inventory at certain dealers in Europe, Asia, Brazil and Mexico. In November 2008 Old GM and Ally Financial agreed to expand Old GM’s repurchase obligations for Ally Financial financed inventory at certain dealers in the United States and Canada. The maximum potential amount of future payments required to be made under this guarantee would be based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock. The total exposure of repurchased vehicles would be reduced to the extent vehicles are able to be resold to another dealer. The fair value of the guarantee considers the likelihood of dealers terminating and the estimated loss exposure for the ultimate disposition of vehicles.

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Marketing incentives and operating lease residual payments (a)	$282	$793	$387	$—	$601
Exclusivity fee revenue	$25	$75	$23	$2	$52
Royalty income	$4	$11	$3	$—	$8

(a)	Payments to Ally Financial related to U.S. marketing incentive and operating lease residual programs. Excludes payments to Ally Financial related to the contractual exposure limit.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet

The following table summarizes the balance sheet effects of transactions with Ally Financial (dollars in millions):

	Successor
	September 30, 2010	December 31, 2009
Assets
Accounts and notes receivable, net (a)	$718	$404
Restricted cash and marketable securities (b)	$—	$127
Other assets (c)	$26	$27
Liabilities
Accounts payable (d)	$146	$131
Short-term debt and current portion of long-term debt (e)	$1,141	$1,077
Accrued expenses and other liabilities (f)	$805	$817
Long-term debt (g)	$48	$59
Other non-current liabilities (h)	$105	$383

(a)	Represents wholesale settlements due from Ally Financial, amounts owed by Ally Financial with respect to automotive retail leases and receivables for exclusivity fees and royalties.

(b)	Represents certificates of deposit purchased from Ally Financial that are pledged as collateral for certain guarantees provided to Ally Financial in Brazil in connection with dealer floor plan financing.

(c)	Primarily represents distributions due from Ally Financial on our investments in Ally Financial preferred stock.

(d)	Primarily represents amounts billed to us and payable related to incentive programs.

(e)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest. In addition, it includes borrowing arrangements with various foreign locations and arrangements related to Ally Financial’s funding of company-owned vehicles, rental car vehicles awaiting sale at auction and funding of the sale of vehicles to which title is retained while the vehicles are consigned to Ally Financial or dealers, primarily in the United Kingdom. Financing remains outstanding until the title is transferred to the dealers. This amount also includes the short-term portion of a note payable related to automotive retail leases.

(f)	Primarily represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial in North America. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to Ally Financial to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and amounts owed under lease pull-ahead programs. In addition it includes interest accrued on the transactions in (e) above.

(g)	Primarily represents the long-term portion of term loans from Ally Financial to certain consolidated dealerships.

(h)	Primarily represents long-term portion of liabilities for marketing incentives on vehicles financed by Ally Financial.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations

The following table summarizes the income statement effects of transactions with Ally Financial (dollars in millions):

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Through September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Net sales and revenue (reduction) (a)	$(427)	$(638)	$(205)	$30	$207
Cost of sales and other expenses (b)	$3	$32	$68	$1	$180
Interest income and other non-operating income, net (c)	$56	$172	$62	$7	$166
Interest expense (d)	$56	$174	$51	$5	$100
Servicing expense (e)	$—	$2	$3	$—	$16
Derivative gains (losses) (f)	$—	$—	$(1)	$—	$(2)

(a)	Primarily represents the increase (reduction) in net sales and revenues for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial. This includes the estimated amount of residual support accrued under residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to Ally Financial to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to Ally Financial for employee and governmental lease programs and third party resale purposes.

(b)	Primarily represents cost of sales on the sale of vehicles to Ally Financial for employee and governmental lease programs and third party resale purposes. Also includes miscellaneous expenses on services performed by Ally Financial.

(c)	Represents income on investments in Ally Financial preferred stock and Preferred Membership Interests, exclusivity and royalty fee income and reimbursements by Ally Financial for certain services provided to Ally Financial. Included in this amount is rental income related to Ally Financial’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires in November 2016.

(d)	Represents interest incurred on term loans, notes payable and wholesale settlements.

(e)	Represents servicing fees paid to Ally Financial on certain automotive retail leases.

(f)	Represents amounts recorded in connection with a derivative transaction entered into with Ally Financial as the counterparty.

Note 24. Transactions with MLC

We and MLC entered into a Transition Services Agreement (TSA), as more fully discussed in our Form S-1. The following tables describe the financial statement effects of the transactions with MLC.

On October 1, 2010 we completed the acquisition of the GM Strasbourg transmission business from MLC. The purchase price was one Euro. We believe the net asset value of the business to be immaterial; however, valuation of the assets acquired and liabilities assumed is ongoing.

Statement of Operations

The following table summarizes the income statement effects of transactions with MLC (dollars in millions):

	Successor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009
Cost of sales (a)	$(5)	$(19)	$(5)
Interest income and other non-operating income, net	$—	$—	$1

(a)	Primarily related to royalty income partially offset by reimbursements for engineering expenses incurred by MLC.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet

The following table summarizes the balance sheet effects of transactions with MLC (dollars in millions):

	Successor
	September 30, 2010	December 31, 2009
Accounts and notes receivable, net (a)	$9	$16
Other assets	$—	$1
Accounts payable (b)	$24	$59
Accrued expenses and other liabilities	$—	$(1)

(a)	Primarily related to royalty income from MLC and services provided under the TSA.

(b)	Primarily related to the purchase of component parts.

Cash Flow

The following table summarizes the cash flow effects of transactions with MLC (dollars in millions):

	Successor
	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009
Operating (a)	$(151)	$(26)
Financing (b)	$5	$(29)

(a)	Primarily includes payments to and from MLC related to the purchase and sale of component parts.

(b)	Payments received from (funding provided to) a facility in Strasbourg, France that MLC retained. The terms of this funding agreement did not permit additional funding after July 30, 2010. At September 30, 2010 we have reserved $11 million against the advanced amounts.

Note 25. Segment Reporting

We design, build and sell cars, trucks and parts worldwide. We manage our operations on a geographic basis through our three geographically-based segments: GMNA, GME and GMIO. Each segment has a manager responsible for executing our strategies within each geographic region. Our manufacturing operations are integrated within each of our segments, benefit from broad-based trade agreements and are subject to regulatory requirements, such as Corporate Average Fuel Economy (CAFE) regulations. While not all vehicles within a segment are individually profitable on a fully loaded cost basis, those vehicles are needed in our product mix in order to attract customers to dealer showrooms and to maintain sales volumes for other, more profitable vehicles. Because of these factors, we do not manage our business on an individual brand or vehicle basis.

In the nine months ended September 30, 2010 we changed our managerial reporting structure so that certain entities geographically located within Russia and Uzbekistan were transferred from our GME segment to our GMIO segment. We have revised the segment presentation for all periods presented.

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
• Chevrolet

At September 30, 2010 we also had equity ownership stakes directly or indirectly through various regional subsidiaries, including GM Daewoo, SGM, SGMW, FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM) and HKJV. These companies design, manufacture and market vehicles under the following brands:

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All intersegment balances and transactions have been eliminated in consolidation.

	Successor
	GMNA	GMIO	GME	Eliminations	Corporate	Total
At and For the Three Months Ended September 30, 2010
Sales
External customers	$20,676	$7,959	$5,380	$—	$—	$34,015
Intersegment	817	743	277	(1,837)	—	—
Other revenue	—	—	—	—	45	45

Total net sales and revenue	$21,493	$8,702	$5,657	$(1,837)	$45	$34,060

Earnings (loss) attributable to stockholders before interest and income taxes	$2,125	$646	$(559)	$(19)	$82	$2,275

Interest income					125	125
Interest expense					263	263
Income tax expense (benefit)					(25)	(25)

Net income (loss) attributable to stockholders					$(31)	$2,162

Equity in net assets of nonconsolidated affiliates	$2,045	$6,610	$8	$—	$28	$8,691
Total assets	$82,363	$29,933	$18,881	$(36,418)	$42,479	$137,238
Depreciation, amortization and impairment	$1,161	$205	$357	$—	$15	$1,738
Equity income, net of tax	$22	$328	$—	$—	$1	$351
Significant non-cash charges
Impairment charges related to long-lived assets	$140	$6	$—	$—	$—	$146
Impairment charges related to equipment on operating leases	—	—	17	—	—	17

Total significant non-cash charges	$140	$6	$17	$—	$—	$163

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	GMNA	GMIO	GME	Eliminations	Corporate	Total
For the Nine Months Ended September 30, 2010
Sales
External customers	$58,641	$23,390	$16,537	$—	$—	$98,568
Intersegment	2,404	1,976	625	(5,005)	—	—
Other revenue	—	—	—	—	142	142

Total net sales and revenue	$61,045	$25,366	$17,162	$(5,005)	$142	$98,710

Earnings (loss) attributable to stockholders before interest and income taxes	$4,935	$2,484	$(1,196)	$(49)	$(42)	$6,132

Interest income					329	329
Interest expense					850	850
Income tax expense (benefit)					845	845

Net income (loss) attributable to stockholders					$(1,408)	$4,766

Depreciation, amortization and impairment	$3,384	$625	$1,101	$—	$81	$5,191
Equity income, net of tax	$97	$1,055	$11	$—	$2	$1,165
Significant non-cash charges
Impairment charges related to long-lived assets	$188	$6	$—	$—	$—	$194
Impairment charges related to equipment on operating leases	$—	$—	$32	$—	$—	$32

Total significant non-cash charges	$188	$6	$32	$—	$—	$226

	Successor
	GMNA	GMIO	GME	Eliminations	Corporate	Total
For the Period July 10, 2009 Through September 30, 2009
Sales
External customers	$13,871	$6,003	$5,186	$—	$—	$25,060
Intersegment	280	392	52	(724)	—	—
Other revenue	—	—	—	—	87	87

Total net sales and revenue	$14,151	$6,395	$5,238	$(724)	$87	$25,147

Income (loss) attributable to stockholders before interest and income taxes	$(1,377)	$474	$(15)	$(33)	$210	$(741)

Interest income					109	109
Interest expense					365	365
Income tax expense (benefit)					(139)	(139)

Net income (loss) attributable to stockholders					$93	$(858)

Depreciation, amortization and impairment	$1,348	$177	$394	$—	$66	$1,985
Equity income (loss), net of tax	$(5)	$204	$6	$—	$(1)	$204

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMNA	GMIO	GME	Eliminations	Corporate	Total
For the Period July 1, 2009 Through July 9, 2009
Sales
External customers	$501	$519	$610	$—	$—	$1,630
Intersegment	(74)	24	(4)	54	—	—
Other revenue	—	—	—	—	7	7

Total net sales and revenue	$427	$543	$606	$54	$7	$1,637

Income (loss) attributable to stockholders before interest and income taxes	$(640)	$(265)	$(104)	$38	$129,175	$128,204

Interest income					10	10
Interest expense					823	823
Income tax expense (benefit)					(607)	(607)

Net income (loss) attributable to stockholders					$128,969	$127,998

Depreciation, amortization and impairment	$437	$11	$115	$—	$6	$569
Equity income (loss), net of tax	$7	$8	$(1)	$—	$1	$15
Significant non-cash (gains)
Reorganization gains, net (a)	$—	$—	$—	$—	$(129,312)	$(129,312)
Reversal of valuation allowances against deferred tax assets	—	—	—	—	(751)	(751)

Total significant non-cash (gains)	$—	$—	$—	$—	$(130,063)	$(130,063)

(a)	Refer to Note 2 for additional information on Reorganization gains, net.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMNA	GMIO	GME	Eliminations	Corporate	Total
For the Period January 1, 2009 Through July 9, 2009
Sales
External customers	$23,490	$10,878	$12,419	$—	$—	$46,787
Intersegment	701	820	133	(1,654)	—	—
Other revenue	—	—	—	—	328	328

Total net sales and revenue	$24,191	$11,698	$12,552	$(1,654)	$328	$47,115

Income (loss) attributable to stockholders before interest and income taxes	$(11,092)	$(964)	$(2,815)	$102	$127,966	$113,197

Interest income					183	183
Interest expense					5,428	5,428
Income tax expense (benefit)					(1,166)	(1,166)

Net income (loss) attributable to stockholders					$123,887	$109,118

Depreciation, amortization and impairment	$4,759	$480	$1,492	$—	$142	$6,873
Equity in income of and disposition of interest in Ally Financial	$—	$—	$—	$—	$1,380	$1,380
Equity income (loss), net of tax	$(277)	$334	$3	$—	$1	$61
Significant non-cash charges (gains)
Gain on extinguishment of debt	$—	$—	$—	$—	$(906)	$(906)
Loss on extinguishment of UST Ally Financial Loan	—	—	—	—	1,994	1,994
Gain on conversion of UST Ally Financial Loan	—	—	—	—	(2,477)	(2,477)
Reorganization gains, net (a)	—	—	—	—	(128,563)	(128,563)
Reversal of valuation allowances against deferred tax assets	—	—	—	—	(751)	(751)
Impairment charges related to equipment on operating leases	11	—	36	—	16	63
Impairment charges related to long-lived assets	320	9	237	—	—	566

Total significant non-cash charges (gains)	$331	$9	$273	$—	$(130,687)	$(130,074)

(a)	Refer to Note 2 for additional information on Reorganization gains, net.

Note 26. Stock Incentive Plans

Our and Old GM’s stock incentive plans are more fully discussed in our Form S-1.

GM

Our stock incentive plans consist of the 2009 Long-Term Incentive Plan as amended October 5, 2010 (2009 GMLTIP) and the Salary Stock Plan as amended October 5, 2010 (GMSSP). Both plans are administered by the Executive Compensation Committee of our Board of Directors.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes compensation expense and total Income tax expense recorded for our stock incentive plans (dollars in millions):

	Successor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009
Compensation expense	$84	$136	$—
Income tax expense (a)	$1	$2	$—

(a)	Income tax expense does not include U.S. and non-U.S. jurisdictions which have full valuation allowances.

Long-Term Incentive Plan

In March and June 2010, we granted RSUs to certain global executives under the 2009 GMLTIP. The aggregate number of units that may be granted under this plan and the GMSSP discussed below shall not exceed 75 million units.

Salary Stock

In November 2009 we began granting salary stock to certain global executives under the GMSSP. In 2010, a portion of each participant’s salary is accrued on each salary payment date and converted to RSUs on a quarterly basis. The aggregate number of shares that may be granted under this plan and the 2009 GMLTIP shall not exceed 75 million units.

The following tables summarize our RSU activity under the 2009 GMLTIP and GMSSP in the nine months ended September 30, 2010 (RSUs in millions):

	Successor
	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at January 1, 2010	1.1	$16.39
Granted	16.9	$18.80
Settled	(0.2)	$16.39
Forfeited or expired	(0.3)	$18.80

RSUs outstanding at September 30, 2010	17.5	$18.67	2.1	$—

RSUs expected to vest at September 30, 2010	12.8	$18.80	2.5	$—

RSUs vested and payable at September 30, 2010	4.0	$18.22	—	$—

There were no RSU’s granted or outstanding under the 2009 GMLTIP and GMSSP for the period July 10, 2009 through September 30, 2009.

The following table summarizes our total payments for 97.2 thousand and 194.6 thousand RSUs vested under the GMSSP in the three and nine months ended September 30, 2010 (dollars in millions):

	Successor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Total payments	$2	$4

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Old GM

Old GM’s stock incentive plans were comprised of the 2007 Old GM Long-Term Incentive Plan (GMLTIP), the 2002 Old GM Stock Incentive Plan (GMSIP), the 2002 GMLTIP, the 1998 Old GM Salaried Stock Option Plan (GMSSOP), the 2007 Old GM Cash-Based Restricted Stock Unit Plan (GMCRSU) and the 2006 GMCRSU, or collectively the Old GM Stock Incentive Plans. The GMLTIP, GMSIP and the GMCRSU plans were administered by Old GM’s Executive Compensation Committee of its Board of Directors. The GMSSOP was administered by Old GM’s Vice President of Global Human Resources. In connection with the 363 Sale, MLC retained the awards granted under the Old GM Stock Incentive Plans.

The following table summarizes compensation expense (benefit) and total Income tax expense (benefit) recorded for the Old GM Stock Incentive Plans (dollars in millions):

	Predecessor
	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Compensation expense	$—	$(10)
Income tax expense (a)	$—	$—

(a)	Income tax expense does not include U.S. and non-U.S. jurisdictions which have full valuation allowances.

Stock Options and Market-Contingent Stock Options

The following table summarizes changes in the status of Old GM’s outstanding stock options, including performance-contingent stock options (options in millions):

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMSSOP
	Shares Under Option	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	22	$55.44
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(4)	$67.40

Options outstanding at July 9, 2009	18	$52.90	2.6	$—

Options vested and exercisable at July 9, 2009	18	$52.90	2.6	$—

There were no GMSSOP options or market-contingent option awards under the 2007 GMLTIP granted or exercised in the period January 1, 2009 through July 9, 2009. There were no tax benefits realized from the exercise of share-based payment arrangements in the period January 1, 2009 through July 9, 2009.

Summary of Nonvested Awards

The following table summarizes the status of Old GM’s nonvested awards (option awards in millions):

	Predecessor
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	7	$7.67
Granted	—	$—
Vested	(3)	$7.65
Forfeited	—	$8.15

Nonvested at July 9, 2009	4	$7.68

At July 9, 2009 the total unrecognized compensation expense related to nonvested option awards granted under the Old GM Stock Incentive Plans was $2 million. This expense was expected to be recorded over a weighted-average period of 1.2 years.

Stock Performance Plans

The following table summarizes outstanding stock performance plan shares at July 9, 2009 (shares in millions):

	Predecessor
Granted	Shares (a)	Weighted-Average Grant Date Fair Value
2007	1	$33.70
2008	1	$18.43

Total outstanding	2

(a)	Excludes shares that have not met performance condition.

There were no stock performance plan shares granted in the period January 1, 2009 through July 9, 2009.

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

Cash-Based Restricted Stock Units

The following tables summarize GMCRSUs (GMCRSUs in millions):

Predecessor
January 1, 2009 Through July 9, 2009
Number of GMCRSUs granted	—
Weighted-average date of grant fair value	$2.24
Total payments made for GMCRSUs vested (millions)	$10

Predecessor
July 9, 2009
GMCRSUs outstanding	5
Fair value per share	$0.84
Weighted-average remaining contractual term (years)	1.4

Note 27. Subsequent Events

Acquisition of AmeriCredit Corp.

On July 21, 2010 we entered into a definitive agreement to acquire 100% of the outstanding equity interests of AmeriCredit, an independent automobile finance company, for cash of approximately $3.5 billion. On September 29, 2010 the stockholders of AmeriCredit approved the acquisition effective October 1, 2010, at which time the transaction closed and AmeriCredit was renamed General Motors Financial Company, Inc. (GM Financial). The acquisition of GM Financial will allow us to provide a more complete range of financing options to our customers across the U.S. and Canada, specifically focusing on providing additional capabilities in leasing and sub-prime vehicle financing options.

We will record the fair value of assets acquired and liabilities assumed at October 1, 2010, the date we obtained control of GM Financial, and include its results of operations and cash flows in our consolidated financial statements from that date forward. GM Financial will be a separate reportable segment as defined by ASC 280, “Segment Reporting.”

Because the date of the acquisition of GM Financial was subsequent to September 30, 2010, our condensed consolidated financial statements do not include any amounts for assets or liabilities to be acquired or reflect the results of operations or cash flows of GM Financial.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes certain pro forma financial information had the acquisition occurred as of the first day in the periods presented, utilizing a straight-line convention for GM Financial’s information for the periods July 1, 2009 through July 9, 2009 and July 10, 2009 through September 30, 2009 and without consideration of historical transactions between the two companies, as it is impracticable to obtain such information (dollars in millions):

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Total net sales and revenue	$34,433	$99,807	$25,519	$1,678	$48,098

Net income (loss) attributable to stockholders	$2,213	$4,966	$(835)	$128,000	$109,151

It is not possible to reasonably estimate the nature and amount of goodwill or the value of identifiable intangible assets at this time because the valuation of the assets acquired and liabilities assumed was not completed at the date of the issuance of our condensed consolidated financial statements.

New Secured Revolving Credit Facility

On October 27, 2010 we entered into a five-year, $5.0 billion secured revolving credit facility, which includes a letter of credit sub-facility of up to $500 million, with a syndicate of financial lenders. While we do not believe the proceeds of the secured revolving credit facility are required to fund operating activities, the facility is expected to provide additional liquidity and financing flexibility. Availability under the secured revolving credit facility is subject to borrowing base restrictions. Obligations under the secured revolving credit facility are secured by substantially all of our domestic assets including accounts receivable, inventory, property, plant and equipment, real estate, intercompany loans, intellectual property, trademarks, direct investments in Ally Financial, the equity interests in our direct domestic subsidiaries and are also secured by up to 65% of the voting equity interests in certain direct foreign subsidiaries, in each case, subject to certain exceptions. The collateral securing the secured revolving credit facility does not include, among other assets, cash, cash equivalents, marketable securities, as well as our investments in GM Financial, Delphi, China joint ventures and GM Daewoo.

Pro Forma Adjustment for Series A Preferred Stock Purchase

We have agreed to purchase 83.9 million shares of Series A Preferred Stock held by the UST at a price equal to 102 percent of their $2.1 billion aggregate liquidation amount, conditional upon the completion of the common stock offering. We will record a $677 million charge to Net income attributable to common stockholders for the difference between the carrying amount of the Series A Preferred Stock held by the UST of $1.5 billion and the consideration paid of $2.1 billion. The charge to Net income attributable to common stockholders has been included in the pro forma basic and diluted EPS for the three and nine months ended September 30, 2010. In the three months ended September 30, 2010 basic and diluted EPS has been reduced by $0.46 and $0.41 to $0.85 and $0.79. In the nine months ended September 30, 2010 basic and diluted EPS have been reduced by $0.45 and $0.43 to $2.32 and $2.19.

Upon the purchase of the Series A Preferred Stock held by the UST, the remaining Series A Preferred Stock, which is held by Canada Holdings and the New VEBA, will be reclassified to permanent equity at its current carrying amount of $5.5 billion. The reclassification to permanent equity will occur as the holders of the Series A Preferred Stock will no longer own a majority of our common stock and therefore will no longer have the ability to exert control through the power to vote for the election of our directors or over other various matters, including compelling us to redeem the Series A Preferred Stock when it becomes callable by us on or after December 31, 2014.

The purchase and subsequent reclassification of the Series A Preferred Stock will reduce cash by $2.1 billion, reduce temporary equity by $7.0 billion, increase accumulated deficit by $677 million, and increase preferred stock included in permanent equity by $5.5 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the event that we reach an agreement in the future to purchase the shares of Series A Preferred Stock held by Canada Holdings and the New VEBA, we would record a $1.4 billion charge to Net income attributable to common shareholders related to the difference between the carrying amount of $5.5 billion and the face amount of $6.9 billion if purchased at a price equal to the liquidation amount of $25 per share. The charge to Net income attributable to common shareholders would be larger if the consideration paid for the remaining Series A Preferred Stock is in excess of the liquidation amount of $25 per share.

Other Actions

On October 26, 2010 we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Notes of $2.8 billion, which resulted in a gain of $198 million that will be recorded during the three months ending December 31, 2010.

We also expect to contribute cash of $4.0 billion and common stock valued at $2.0 billion to the U.S. hourly and salaried pension plans after the completion of the common stock offering and Series B Preferred Stock offering. The stock contribution is contingent on Department of Labor approval, which we expect to receive in the near-term. The number of shares contributed will be determined based on the offering price of our common stock in the common stock offering. Currently, our intention is to contribute common stock to the U.S. hourly and salaried pension plans that will not initially qualify as plan assets due to certain transfer restrictions and for accounting purposes, these shares will be reflected as issued but not outstanding. When the transfer restrictions have been eliminated, our common stock issued to the U.S. hourly and salaried pension plans will qualify as plan assets and will then be considered issued and outstanding.

Under wholesale financing arrangements, our U.S. dealers typically borrow money from financial institutions to fund their vehicle purchases from us. Subject to completion of the common stock offering and Series B Preferred Stock offering, we expect to terminate a wholesale advance agreement which provides for accelerated receipt of payments made by Ally Financial on behalf of our U.S. dealers pursuant to Ally Financial’s wholesale financing arrangements with dealers. Similar modifications will be made in Canada. The wholesale advance agreements cover the period for which vehicles are in transit between assembly plants and dealerships. Upon termination, we will no longer receive payments in advance of the date vehicles purchased by dealers are scheduled to be delivered, resulting in an increase of up to $2.0 billion to our accounts receivable balance, depending on sales volumes and certain other factors in the near term, and the related costs under the arrangements will be eliminated.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission (SEC) on August 18, 2010, and amendments thereto (Form S-1).

Presentation and Estimates

Basis of Presentation

We analyze the results of our business through our three segments, namely General Motors North America (GMNA), General Motors International Operations (GMIO), and General Motors Europe (GME).

In the nine months ended September 30, 2010 we changed our managerial reporting structure so that certain entities geographically located within Russia and Uzbekistan were transferred from our GME segment to our GMIO segment. We have revised the segment presentation for all periods presented.

Consistent with industry practice, market share information includes estimates of industry sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

On October 5, 2010 our Board of Directors recommended a three-for-one stock split on shares of our common stock, which was approved by our stockholders on November 1, 2010. The stock split was effected on November 1, 2010.

Each stockholder’s percentage ownership in us and proportional voting power remained unchanged after the stock split. All applicable share, per share and related information for periods on or subsequent to July 10, 2009 have been adjusted retroactively to give effect to the three-for-one stock split.

On October 5, 2010, our Board of Directors recommended that we amend our Certificate of Incorporation to increase the number of shares of common stock that we are authorized to issue from 2,500,000,000 shares to 5,000,000,000 shares and to increase the number of preferred shares that we are authorized to issue from 1,000,000,000 shares to 2,000,000,000 shares. Our stockholders approved these amendments on November 1, 2010, and they were effected on November 1, 2010.

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

OVERVIEW

Our Company

General Motors Company was formed by The United States Department of the Treasury (UST) in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation (363 Sale) on July 10, 2009 and changed its name to General Motors Company, is sometimes referred to in this Quarterly Report on Form 10-Q for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM,” and is the successor entity solely for accounting and financial reporting purposes (Successor). General Motors Corporation is sometimes

GENERAL MOTORS COMPANY AND SUBSIDIARIES

referred to in this Quarterly Report on Form 10-Q, for the periods on or before July 9, 2009, as “Old GM.” Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to an agreement with the SEC Staff of the Securities and Exchange Commission (SEC) as described in no-action letter issued to Old GM by the SEC Staff on July 9, 2009 regarding our filing requirements and those of Motors Liquidation Company (MLC), the accompanying unaudited condensed consolidated interim financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes (Predecessor). On July 10, 2009 in connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Corporation. MLC continues to exist as a distinct legal entity for the sole purpose of liquidating its remaining assets and liabilities.

We are a leading global automotive company. Our vision is to design, build and sell the world’s best vehicles. We seek to distinguish our vehicles through superior design, quality, reliability, telematics (wireless voice and data) and infotainment and safety within their respective vehicle segments. Our business is diversified across products and geographic markets, with operations and sales in over 120 countries. We assemble our passenger cars, crossover vehicles, light trucks, sport utility vehicles, vans and other vehicles in 71 assembly facilities worldwide and have 88 additional global manufacturing facilities. With a global network of over 21,000 independent dealers we meet the local sales and service needs of our retail and fleet customers. In 2009, we and Old GM sold 7.5 million vehicles, representing 11.6% of total vehicle sales worldwide. Approximately 72% of our and Old GM’s total 2009 vehicle sales volume was generated outside the United States, including 38.7% from emerging markets, such as Brazil, Russia, India and China (collectively, BRIC), which have recently experienced the industry’s highest volume growth.

Our business is organized into three geographically-based segments:

•

GMNA, with manufacturing and distribution operations in the U.S., Canada and Mexico and distribution operations in Central America and the Caribbean, represented 33.2% of our and Old GM’s total 2009 vehicle sales volume. In North America, we sell our vehicles through four brands — Chevrolet, GMC, Buick and Cadillac — which are manufactured at plants across the U.S., Canada and Mexico and imported from other GM regions. In 2009, GMNA had the largest market share of any competitor in this market at 19.0% based on vehicle sales volume.

•

GMIO, with manufacturing and distribution operations in Asia-Pacific, South America, Russia, the Commonwealth of Independent States, Eastern Europe, Africa and the Middle East, is our largest segment by vehicle sales volume, and represented 44.5% of our and Old GM’s total 2009 vehicle sales volume including sales through our joint ventures. In these regions, we sell our vehicles under the Buick, Cadillac, Chevrolet, Daewoo, FAW, GMC, Holden, Isuzu, Jiefang, Opel and Wuling brands, and we plan to commence sales under the Baojun brand in 2011. In 2009, GMIO had the second largest market share for this market at 10.2% based on vehicle sales volume and the number one market share collectively across the BRIC markets based on vehicle sales volume. Approximately 54.9% of GMIO’s volume is from China, where, primarily through our joint ventures, we had the number one market share at 13.3% based on vehicle sales volume in 2009. Our Chinese operations are primarily comprised of three joint ventures: Shanghai General Motors Co., Ltd. (SGM; of which we own 49%), SAIC-GM-Wuling Automobile Co., Ltd. (SGMW; of which we own 34%) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM; of which we own 50%).

•

GME, with manufacturing and distribution operations across Western and Central Europe, represented 22.3% of our and Old GM’s total 2009 vehicle sales volume. In Western and Central Europe, we sell our vehicles under the Opel and Vauxhall (U.K. only) brands, which are manufactured in Europe, and under the Chevrolet brand, which is imported from South Korea where it is manufactured by GM Daewoo Auto & Technology, Inc. (GM Daewoo) of which we own 70.1%. In 2009, GME had the number five market share in this market, at 8.9% based on vehicle sales volume.

We offer a global vehicle portfolio of cars, crossovers and trucks. We are committed to leadership in vehicle design, quality, reliability, telematics and infotainment and safety, as well as to developing key energy efficiency, energy diversity and advanced propulsion technologies, including electric vehicles with range extending capabilities such as the new Chevrolet Volt.

Our company commenced operations on July 10, 2009 when we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Old GM through a 363 Sale under the U.S. Bankruptcy Code (Bankruptcy Code). As a result of the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

363 Sale and other recent restructuring and cost savings initiatives, we have improved our financial position and level of operational flexibility as compared to Old GM when it operated the business. We commenced operations upon completion of the 363 Sale with a total amount of debt and other liabilities at July 10, 2009 that was $92.7 billion less than Old GM’s total amount of debt and other liabilities at July 9, 2009. We reached a competitive labor agreement with our unions, began restructuring our dealer network and reduced and refocused our brand strategy in the U.S. to our four brands. Although our U.S. and non-U.S. pension plans were underfunded by $17.1 billion and $10.3 billion at December 31, 2009, we have a strong balance sheet, with available liquidity (cash, and cash equivalents and marketable securities) of $33.5 billion and an outstanding debt balance of $8.6 billion at September 30, 2010. Subsequently, we repaid $2.8 billion of our then outstanding debt (together with accreted interest thereon) utilizing available liquidity and entered into a new five year $5.0 billion secured revolving credit facility.

In recent quarters, we achieved profitability. Our results for the three months ended March 31, 2010, June 30, 2010 and September 30, 2010 included net income of $1.2 billion, $1.6 billion and $2.2 billion. We had a net loss of $3.8 billion, which included a settlement loss of $2.6 billion related to the 2009 revised UAW settlement agreement, for the period from July 10, 2009 to December 31, 2009.

Our Competitive Strengths

We believe the following strengths provide us with a foundation for profitability, growth and execution on our strategic vision to design, build and sell the world’s best vehicles:

•

Global presence, scale and dealer network. We are currently the world’s second largest automaker based on vehicle sales volume and, as a result of our relative market positions in GMNA and GMIO, are positioned to benefit from future growth resulting from economic recovery in developed markets and continued secular growth in emerging markets. In 2009, we and Old GM sold 7.5 million vehicles in over 120 countries and generated $104.6 billion in revenue, although our and Old GM’s combined worldwide market share of 11.6% based on vehicle sales volume in 2009 had declined from Old GM’s worldwide market share of 13.2% based on vehicle sales volume in 2007. We operate a global distribution network with over 21,000 independent dealers, and we maintain 10 design centers, 30 engineering centers, and eight science labs around the world. Our presence and scale enable us to deploy our purchasing, research and development, design, engineering, marketing and distribution resources and capabilities globally across our vehicle production base. For example, we expect to spend approximately $12.0 billion for engineering and capital expenditures in 2010, which will fund the development and production of our products globally.

•

Market share in emerging markets, such as China and Brazil. Across the BRIC markets, we and Old GM had the industry-leading market share of 12.7% based on vehicle sales volume in 2009, which has grown from a 9.8% share in 2004. In China, the fastest growing global market by volume of vehicles sold, through our joint ventures we had the number one market position with a share of 13.3% based on vehicle sales volume in 2009. We also held the third largest market share in Brazil at 19.0% based on vehicle sales volume in 2009. We established a presence in Brazil in 1925 and in China in 1997 and have substantial operating experience in these markets.

•

Portfolio of high-quality vehicles. Our global portfolio includes vehicles in most key segments, with 31 nameplates in the U.S. and another 140 nameplates internationally. Our and Old GM’s long-term investment over the last decade in our product portfolio has resulted in successful recent vehicle launches such as the Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX. Sales of these vehicles have had higher transaction prices than the products they replaced and have increased vehicle segment market shares. These vehicles also have had higher residual values. The design, quality, reliability and safety of our vehicles has been recognized worldwide by a number of third parties, including the following:

•

In the U.S., we have three of the top five most dependable models in the industry according to the 2010 J.D. Power Vehicle Dependability Study as well as leading the industry with the most segment leading models in both the 2010 J.D. Power Initial Quality Survey and the 2010 J.D. Power Vehicle Dependability Study;

•	Eleven U.S. 2011 model year vehicles earned Consumers Digest “Best Buy” recognition;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	In Europe, the Car of the Year Organizing Committee named the Opel Insignia the 2009 European Car of the Year;

•	In China, the Chinese Automotive Media Association named the new Buick LaCrosse the 2009 Car of the Year; and

•	In Brazil, AutoEsporte Magazine named the Chevrolet Agile the 2010 Car of the Year.

•

Commitment to new technologies. We have invested in a diverse set of new technologies designed to meet customer needs around the world. Our research and product development efforts in the areas of energy efficiency and energy diversity have been focused on advanced and alternative propulsion and fuel efficiency. For example, the Chevrolet Volt will use lithium-ion battery technology for a typical range of 25-50 miles depending on terrain, driving technique, temperature and battery age, after which the onboard engine’s power is seamlessly inverted to provide an additional 300 miles of electric driving range on a full tank of gas prior to refueling. Our investment in telematics and infotainment technology enables us to provide through OnStar a service offering that creates a connection to the customer and a platform for future infotainment initiatives.

•

Competitive cost structure in GMNA. We have substantially completed the restructuring of our North American operations, which has reduced our cost base and improved our capacity utilization and product line profitability. We accomplished this through brand rationalization, ongoing dealer network optimization, salaried and hourly headcount reductions, labor agreement restructuring, transfer of hourly retiree healthcare obligations to the UAW Retiree Medical Benefits Trust (New VEBA) and manufacturing footprint reduction from 71 North American manufacturing facilities for Old GM at December 31, 2008 to 57 at September 30, 2010, and an expected 54 at December 31, 2010. The reduced costs resulting from these actions, along with our improved price realization and lower incentives, have reduced our profitability breakeven point in North America. The breakeven point is a critical metric that provides an indication of GMNA’s cost structure and operating leverage. For the three months ended September 30, 2010 and based on GMNA’s current market share, GMNA’s earnings before interest and income taxes (EBIT) (EBIT is not an operating measure under U.S. GAAP — refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Segment Results” for additional discussion) would have achieved breakeven at an implied annual U.S. industry sales of approximately 10.5 to 11.0 million vehicles.

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

•

Strong balance sheet and liquidity. At September 30, 2010, we had available liquidity (cash, cash equivalents and marketable securities) of $33.5 billion and outstanding debt of $8.6 billion. Subsequently, we repaid $2.8 billion of our then outstanding debt (together with accreted interest thereon) utilizing available liquidity and entered into a new five year $5.0 billion secured credit facility. In addition, we have no significant contractual debt maturities until 2015. Although our U.S. and non-U.S. pension plans were underfunded by $17.1 billion and $10.3 billion on a U.S. GAAP basis at December 31, 2009, a hypothetical valuation as of September 30, 2010 projects total contributions of $0.6 billion to U.S. pension plans through 2013. (Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Other Long-Term Liabilities.”) We believe that our combination of cash and cash equivalents plus cash flow from operations should provide sufficient cash to fund our new product and technology development efforts, European restructuring program, growth initiatives and further cost-reduction initiatives in the medium term.

•

Strong leadership team with focused direction. Our new executive management team, which includes our new Chief Executive Officer and Chief Financial Officer from outside the automotive industry as well as many senior officers who have been promoted to new roles from within the organization, combines years of experience at GM and new perspectives on growth, innovation and strategy deployment. Our management team operates in a streamlined organizational structure that allows for:

•	More direct lines of communication;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our management team is focused on hiring new and promoting current talented employees who can bring new perspectives to our business in order to execute on our strategy as follows:

Deliver quality products. We intend to maintain a broad portfolio of vehicles so that we are positioned to meet global consumer preferences. We plan to do this in several ways, including:

•

Concentrate our design, engineering and marketing resources on fewer brands and architectures. We plan to increase the volume of vehicles produced from common global architectures to more than 50% in 2014 from less than 17% today. We expect that this initiative will result in greater investment per architecture and brand and will increase our product development and manufacturing flexibility, allowing us to maintain a steady schedule of important new product launches in the future. We believe our four-brand strategy in the U.S. will continue to enable higher marketing expenditures per brand.

•

Develop products across vehicle segments in our global markets. We plan to develop vehicles in each of the key segments of the global markets in which we compete. For example, in September 2010 we introduced the Chevrolet Cruze in the U.S. small car segment, an important and growing segment where we have historically been under-represented.

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

•

Broaden GMNA product portfolio. We plan to launch 19 new vehicles in GMNA across our four brands between 2010 and 2012, primarily in the growing car and crossover segments, where, in some cases, we are under-represented, and an additional 28 new vehicles between 2013 and 2014. These near-term launches include the new Chevrolet Volt, Cruze, Spark, Aveo and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Malibu and Buick entries in the compact and mid-size segments. We believe that we have achieved a more balanced portfolio in the U.S. market, where we and Old GM maintained a sales volume mix of 42% from cars, 37% from trucks and 21% from crossovers in 2009 compared to 51% from trucks in 2006.

•

Increase sales in GMIO, particularly China and Brazil. We plan to continue to execute our growth strategies in countries where we already hold strong positions, such as China and Brazil, and to improve share in other important markets, including South Korea, South Africa, Russia, India and the ASEAN region. We aim to launch 84 new vehicles throughout GMIO through 2012. We plan to enhance and strengthen our GMIO product portfolio through three strategies: leveraging our global architectures, pursuing local and regional solutions to meet specific market requirements and expanding our joint venture partner collaboration opportunities.

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

•

Ensure competitive financing is available to our dealers and customers. We currently maintain multiple financing programs and arrangements with third parties for our wholesale and retail customers to utilize when purchasing or leasing our vehicles. Through our long-standing arrangements with Ally Financial Inc., formerly GMAC, Inc. (Ally Financial), and a variety of other worldwide, regional and local lenders, we provide our customers and dealers with access to financing alternatives. We plan to further expand the range of financing options available to our customers and dealers to help grow our vehicle sales. In particular, on October 1, 2010 we acquired AmeriCredit Corp. (AmeriCredit), which we subsequently renamed General Motors Financial Company, Inc. (GM Financial) and which we expect will enable us to offer increased availability of leasing and sub-prime vehicle financing for our customers throughout economic cycles. We also plan to use GM Financial to initiate targeted customer marketing initiatives to expand our vehicle sales.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Projected Fourth Quarter Results

With respect to the projected fourth quarter results for 2010, our independent registered public accounting firm has not compiled, examined, or performed any procedures with respect to this information, nor have they expressed any opinion or any other form of assurance on such information or its achievability, and assume no responsibility for, and disclaim any association with, it.

We expect to generate positive EBIT in the fourth quarter of 2010, albeit at a significantly lower level than that of each of the first three quarters, due to the fourth quarter having a different production mix, new vehicles launch costs (in particular the Chevrolet Cruze and Volt) and higher engineering expenses for future products.

As the fourth quarter of 2010 is still in progress, any forecast of our operating results is inherently speculative, is subject to substantial uncertainty, and our actual results may differ materially from management’s views. Refer to the section entitled “Risk Factors” for a discussion of risks that could affect our future operating results. Our views for the fourth quarter rely in large part upon assumptions and analyses we have developed.

As a result of the foregoing considerations and the other limitations of non-GAAP measures described elsewhere, investors are cautioned not to place undue reliance on this forecasted financial information. There are material limitations inherent in stating our views of our results for future periods. Refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

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

In March 2009 the Presidential Task Force on the Auto Industry (Auto Task Force) determined that the plan was not viable and required substantial revisions. In conjunction with the March 2009 announcement, the administration announced that it would offer Old GM adequate working capital financing for a period of 60 days while it worked with Old GM to develop and implement a more accelerated and aggressive restructuring that would provide a sound long-term foundation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Old GM made further modifications to its plan in an attempt to satisfy the Auto Task Force’s requirement that it undertake a substantially more accelerated and aggressive restructuring plan. The additional significant cost reduction and restructuring actions included reducing Old GM’s indebtedness and VEBA obligations, in addition to other cost reduction and restructuring actions.

Our Form S-1 provides additional detail on Old GM’s liquidity constraints, the terms and conditions of its various funding arrangements with U.S. and Canadian governmental entities, and its various cost reduction and restructuring activities.

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

Old GM prepared its consolidated financial statements in accordance with the guidance in ASC 852 in the period June 1, 2009 through July 9, 2009. Revenues, expenses, realized gains and losses, and provisions for losses directly related to the Chapter 11 Proceedings were recorded in Reorganization gains, net. Reorganization gains, net do not constitute an element of operating loss due to their nature and due to the requirement of ASC 852 that they be reported separately. Old GM’s balance sheet prior to the 363 Sale distinguished prepetition liabilities subject to compromise from prepetition liabilities not subject to compromise and from postpetition liabilities. Cash amounts provided by or used in the Chapter 11 Proceedings were separately disclosed in the consolidated statement of cash flows in our Form S-1 for the periods January 1, 2009 through July 9, 2009.

Application of Fresh-Start Reporting

The Bankruptcy Court did not determine a reorganization value in connection with the 363 Sale. Reorganization value is defined as the value of our assets without liabilities. In order to apply fresh-start reporting, ASC 852 requires that total postpetition liabilities and allowed claims be in excess of reorganization value and prepetition stockholders receive less than 50.0% of our common stock. Based on our estimated reorganization value, we determined that on July 10, 2009 both the criteria of ASC 852 were met and, as a result, we applied fresh-start reporting. In applying fresh-start reporting at July 10, 2009, which generally follows the provisions of ASC 805, “Business Combinations,” (ASC 805) we recorded the assets acquired and the liabilities assumed from Old GM at fair value except

GENERAL MOTORS COMPANY AND SUBSIDIARIES

for deferred income taxes and certain liabilities associated with employee benefits. Our consolidated balance sheet at July 10, 2009, which includes the adjustments to Old GM’s consolidated balance sheet as a result of the 363 Sale and the application of fresh-start reporting, and related disclosures are discussed in Note 2 to our consolidated financial statements in our Form S-1. These adjustments were final and no determinations of fair value were considered provisional.

Specific Management Initiatives

The execution of certain management initiatives is critical in achieving our goal of sustained future profitability. The following provides a summary of these management initiatives and significant results and events.

Streamline U.S. Operations

Increased Production Volume

We continue to consolidate our U.S. manufacturing operations while maintaining the flexibility to meet increasing 2010 production levels. At December 31, 2009 we had reduced the number of U.S. manufacturing plants to 41 from 47 in 2008, excluding Delphi Corporation’s (Delphi) global steering business (Nexteer) and four domestic facilities recently acquired from Delphi.

The moderate improvement in the U.S. economy, resulting increase in U.S. industry vehicle sales and increase in demand for our products has resulted in increased production volumes for GMNA. In the three and nine months ended September 30, 2010 GMNA produced 707,000 vehicles and 2.1 million vehicles. This represents an increase of 33.1% and 62.2% compared to 531,000 vehicles and 1.3 million vehicles we and Old GM produced in the three and nine months ended September 30, 2009.

Improve Vehicle Sales

GMNA dealers in the U.S. sold 558,000 vehicles and 1.6 million vehicles in the three and nine months ended September 30, 2010. This represents a decrease of 35,000 vehicles (or 5.8%) and an increase of 92,000 vehicles (or 5.9%) from our and Old GM’s U.S. vehicle sales in the three and nine months ended September 30, 2009. This increase for the nine months ended September 30, 2010 reflects our brand rationalization strategy to focus our product engineering and design and marketing on four brands: Buick, Cadillac, Chevrolet and GMC. This strategy has resulted in increased consumer demand for certain products such as the Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX. These four brands accounted for 557,000 vehicles and 1.6 million vehicles (or 99.9% and 99.3%) of our U.S. vehicle sales in the three and nine months ended September 30, 2010. In addition, the moderate improvement in the U.S. economy has contributed to a slow but steady improvement in U.S. industry vehicle sales and increased consumer confidence.

The continued increase in U.S. industry vehicle sales and the vehicle sales of our four brands is critical for us to achieve our worldwide profitability.

U.S. Dealer Reduction

We market vehicles worldwide through a network of independent retail dealers and distributors. As part of achieving and sustaining long-term viability and the viability of our dealer network, we determined that a reduction in the number of U.S. dealerships was necessary. Certain dealers that had signed wind-down agreements with us elected to file for reinstatement through a binding arbitration process. In response to the arbitration filings we offered certain dealers reinstatement contingent upon compliance with our core business criteria for operation of a dealership. At September 30, 2010 the arbitration process had been fundamentally resolved. At September 30, 2010 there were approximately 5,000 vehicle dealers in the U.S. compared to approximately 5,600 at December 31, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Repayment of Debt and Purchase of Preferred Stock

Repayment of UST Loans and Canadian Loan

Proceeds from the DIP Facility were necessary in order to provide sufficient capital for Old GM to operate pending the closing of the 363 Sale. On July 10, 2009 we entered into the UST Credit Agreement and assumed debt of $7.1 billion (UST Loans), which Old GM incurred under the DIP Facility. On July 10, 2009 we also entered into the Canadian Loan Agreement and assumed a CAD $1.5 billion (equivalent to $1.3 billion when entered into) term loan (Canadian Loan). One of our key priorities was to repay the outstanding balances from these loans prior to maturity. We also plan to use excess cash to repay debt and reduce our financial leverage.

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

Purchase of Series A Preferred Stock from the UST

We plan to purchase 83.9 million shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock (Series A Preferred Stock) held by the UST at a price equal to 102% of their $2.1 billion aggregate liquidation amount, conditional upon the completion of the common stock offering. We will record a $677 million charge to Net income attributable to common stockholders for the difference between the carrying amount of the Series A Preferred Stock held by the UST of $1.5 billion and the consideration paid of $2.1 billion.

Upon the purchase of the Series A Preferred Stock held by the UST, the Series A Preferred Stock held by Canada Holdings and the New VEBA will be reclassified to permanent equity at its current carrying amount of $5.5 billion as the remaining holders of our Series A Preferred Stock, Canada Holdings and the New VEBA, will no longer own a majority of our common stock and therefore will no longer have the ability to exert control, through the power to vote for the election of our directors, over various matters, including compelling us to redeem the Series A Preferred Stock when it becomes callable by us on or after December 31, 2014.

In the event that we reach an agreement in the future to purchase the shares of Series A Preferred Stock held by Canada Holdings and the New VEBA, we would record a $1.4 billion charge to Net income attributable to common stockholders related to the difference between the carrying amount of $5.5 billion and the face amount of $6.9 billion if purchased at a price equal to the liquidation amount of $25.00 per share. The charge to Net income attributable to common stockholders would be larger if the consideration paid for the remaining Series A Preferred Stock is in excess of the liquidation amount of $25.00 per share.

Repayment of VEBA Notes

On July 10, 2009 we entered into the VEBA Note Agreement and issued the VEBA Notes in the principal amount of $2.5 billion to the New VEBA. On October 26, 2010, we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Notes of $2.8 billion.

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

In June 2010 the German federal government notified us of its decision not to provide loan guarantees to Opel/Vauxhall. As a result we have decided to fund the requirements of Opel/Vauxhall internally. Opel/Vauxhall has subsequently withdrawn all applications for government loan guarantees from European governments. In September 2010 we committed up to a total of Euro 3.3 billion (equivalent to $ 4.2 billion when committed) to fund Opel/Vauxhall’s restructuring and ongoing cash requirements.

We plan to continue to invest in capital, engineering and innovative fuel efficient powertrain technologies including an extended-range electric vehicle and battery electric vehicles. Our plan also includes capacity reductions including headcount reductions and the closing of our Antwerp, Belgium facility.

The following provides an update of our restructuring activities related to our Opel/Vauxhall operations.

In the three and nine months ended September 30, 2010 GME recorded charges of $28 million and $80 million related to separation programs in the United Kingdom and Germany. In the nine months ended September 30, 2010 GME recorded net charges of $61 million related to separation/layoff plans and an early retirement plan in Spain which will affect 1,200 employees.

In the three and nine months ended September 30, 2010 GME recorded charges of $92 million and $445 million related to a separation plan associated with the closure of the Antwerp, Belgium facility which affects 2,600 employees. Negotiations for the final termination benefits were concluded in April 2010, and the total separation costs are estimated to be Euro 0.4 billion (equivalent to $0.5 billion). In addition, GME and employee representatives entered into a Memorandum of Understanding whereby both parties cooperated in a working group, which included the Flemish government, in order to find an outside investor to acquire and operate the facility. In October 2010 we announced that the search for an investor had been unsuccessful and the vehicle assembly operations in Antwerp, Belgium will cease at the end of 2010.

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

Development of Multiple Financing Sources and Acquisition of AmeriCredit Corp.

On October 1, 2010 we acquired AmeriCredit, an independent automobile finance company for cash of approximately $3.5 billion. We expect AmeriCredit, which was subsequently renamed GM Financial, will allow us to complement our existing relationship with Ally Financial in order to provide a more complete range of financing options to our customers, specifically focusing on providing additional capabilities in leasing and sub-prime vehicle financing options. We also plan to use GM Financial for targeted customer marketing initiatives to expand our vehicle sales.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

A significant percentage of our customers and dealers require financing to purchase our vehicles. Historically, Ally Financial has provided most of the financing for our dealers and a significant amount of financing for our customers in the U.S., Canada and various other markets around the world. Additionally, we maintain other financing relationships, such as with U.S. Bank for U.S. leasing, GM Financial for sub-prime vehicle lending and a variety of local and regional financing sources around the world.

Focus on Chinese Market

Our Chinese operations, which we established beginning in 1997, are primarily composed of three joint ventures: SGM, SGMW and FAW-GM. We view the Chinese market, the fastest growing global market by volume of vehicles sold, as important to our global growth strategy and are employing a multi-brand strategy, led by our Buick division, which we believe is a strong brand in China. In the coming years, we plan to increasingly leverage our global architectures to increase the number of nameplates under the Chevrolet brand in China. Sales and income of the joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income in the consolidated statement of operations.

SGM is a joint venture established by Shanghai Automotive Industry Corporation (SAIC) (51%) and us (49%) in 1997. SGM has interests in three other joint ventures in China — Shanghai GM (Shenyang) Norsom Motor Co., Ltd (SGM Norsom), Shanghai GM Dong Yue Motors Co., Ltd (SGM DY) and Shanghai GM Dong Yue Powertrain (SGM DYPT). These three joint ventures are jointly held by SGM (50%), SAIC (25%) and us (25%). The four joint ventures (SGM Group) are engaged in the production, import, and sale of a comprehensive range of products under the brands of Buick, Chevrolet, and Cadillac.

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

The following table summarizes certain key operational and financial data for the SGM Group, which excludes SGMW and FAW-GM (dollars in millions):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Total Wholesale Units	262,171	742,162	191,361	480,215
Market share	6.31%	5.58%	5.32%	4.95%
Total net sales and revenues	$4,788	$13,881	$3,590	$8,657
Net income	$611	$1,915	$382	$838

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$3,601	$2,995
Debt	$7	$7

During the three and nine months ended September 30, 2010, SGM, SGMW and FAW-GM joint venture vehicle sales in China were 552,000 vehicles and 1.7 million vehicles. In the three and nine months ended September 30, 2010, SGM and SGMW, the largest of these three joint ventures, combined to provide Equity income, net of tax, to us of $0.3 billion and $1.1 billion.

In the three months ended September 30, 2010 we entered into an equity transfer agreement to purchase an additional 10% interest in SGMW from the Wuling Group for $51 million in cash plus an agreement to provide technical services to the Wuling Group through 2013. The transaction is subject to regulatory approval in China. After completing this transaction, we will own 44% of the outstanding stock of SGMW.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

On November 3, 2010, we and SAIC entered into a non-binding Memorandum of Understanding (MOU) that would, if binding agreements are concluded by the parties, result in several strategic cooperation initiatives between us and SAIC. The initiatives covered by the MOU include:

•	Cooperation in the development of new energy vehicles, such as appropriate electric vehicle architectures and battery electric vehicle technical development;

•

Further expanding the role of Pan Asia Technical Automotive Center Co., Ltd (our China-based engineering and technical joint venture with SAIC) in vehicle development, new technology development and Participation in GM’s global vehicle development process;

•	Sharing an additional vehicle architecture and powertrain application with SAIC in an effort to help reduce development costs and benefit from economies of scale;

•	Potential cooperation in providing access to a GM distribution network outside China for certain of SAIC’s MG branded products;

•	Technology and systems development training for SAIC’s engineers; and

•	Discussions to determine possible areas of cooperation in the development of future diesel engines.

The parties expect to reach definitive agreements regarding the MOU initiatives by December 31, 2010.

GM South America

In June 2010 we announced that, beginning in the fourth quarter of 2010, we are creating a new regional organization in South America. The new organization, GM South America, will be headquartered in Sao Paulo, Brazil, and its president will report to our chairman and chief executive officer. GM South America will include existing sales and manufacturing operations in Brazil, Argentina, Colombia, Ecuador and Venezuela, as well as sales activities in those countries and Bolivia, Chile, Paraguay, Peru and Uruguay. As part of our global product operations organization, GM South America will have product design and engineering capabilities, which will allow it to continue creating local cars and trucks that complement our global product architectures. GM South America will initially have approximately 30,000 employees.

Sale of Nexteer

On July 7, 2010 we entered into a definitive agreement to sell Nexteer to an unaffiliated party. The transaction is subject to customary closing conditions, regulatory approvals and review by government agencies in the U.S. and China. At September 30, 2010 Nexteer had total assets of $857 million, total liabilities of $376 million, and recorded revenue of $1.4 billion in the nine months ended September 30, 2010, of which $765 million were sales to us and our affiliates. Nexteer did not qualify for held for sale classification at September 30, 2010. Once consummated, we do not expect the sale of Nexteer to have a material effect on our consolidated financial statements.

Contribution of Cash and Common Stock to U.S. Hourly and Salaried Pension Plans

In October 2010, we announced our intention to contribute $6.0 billion to our U.S. hourly and salaried pension plans, consisting of $4.0 billion of cash and $2.0 billion of our common stock, following the completion the common stock offering and the Series B Mandatory Convertible Junior Preferred Stock (Series B Preferred Stock) offering. The common stock contribution is contingent on Department of Labor approval, which we expect to receive in the near-term. Based on the number of shares determined using an assumed public offering price per share of our common stock in the common stock offering of $27.50, the midpoint of the range for the common stock offering, the anticipated common stock contribution would consist of 72.7 million shares of our common stock. Although we currently expect to make the cash and common stock contributions, we are not obligated to do so and cannot assure you that they will occur.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

New Secured Revolving Credit Facility

In October 2010, we entered into a new five year, $5.0 billion secured revolving credit facility. While we do not believe the proceeds of the secured revolving credit facility are required to fund operating activities, the facility is expected to provide additional liquidity and financing flexibility. Refer to the section entitled “— Liquidity and Capital Resources — Recent Initiatives” for additional information about the secured revolving credit facility.

Benefit Plan Changes

U.S. Hourly Defined Benefit Pension Plan Remeasurement

In September 2010 the U.S. hourly defined benefit pension plan was amended to create a legally separate new defined benefit pension plan for the participants who are covered by the cash balance benefit formula. The underlying benefits offered to plan participants were unchanged. This plan amendment resulted in a remeasurement of the U.S. hourly defined benefit pension plan as of September 30, 2010. The remeasurement used a discount rate of 4.56%, increasing the projected benefit obligations (PBO) by $5.8 billion. A discount rate of 5.49% was used at December 31, 2009. Additionally, higher than expected asset returns of $3.4 billion partially offset the discount rate effect, and the remeasurement resulted in a net decrease to the funded status of the U.S. hourly defined benefit pension plan of $2.4 billion.

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

Venezuelan Exchange Regulations

Our Venezuelan subsidiaries changed their functional currency from Bolivar Fuerte (BsF), the local currency, to the U.S. dollar, our reporting currency, on January 1, 2010 because of the hyperinflationary status of the Venezuelan economy. Further, pursuant to the official devaluation of the Venezuelan currency and establishment of the dual fixed exchange rates in January 2010, we remeasured the BsF denominated monetary assets and liabilities held by our Venezuelan subsidiaries at the nonessential rate of 4.30 BsF to $1.00. The remeasurement resulted in a charge of $25 million recorded in Cost of sales in the three months ended March 31, 2010. In the nine months ended September 30, 2010 all BsF denominated transactions have been remeasured at the nonessential rate of 4.30 BsF to $1.00.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Effect of Fresh-Start Reporting

The application of fresh-start reporting significantly affected certain assets, liabilities, and expenses. As a result, certain financial information in the nine months ended September 30, 2010 is not comparable to Old GM’s financial information. Total net sales and revenue was not significantly affected by fresh-start reporting and facilitates a comparison to combined vehicle sales data. We have determined that the three months ended September 30, 2010 and the period July 10, 2009 through September 30, 2009 are comparable based on the immaterial results of Old GM for the period July 1, 2009 through July 9, 2009.

Because our and Old GM’s financial information is not comparable for the nine months ended September 30, 2010 and the period January 1, 2009 through July 9, 2009, we are providing additional financial metrics for these periods presented in addition to disclosures concerning significant transactions and trends at September 30, 2010 and in these periods presented.

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

Selling, general and administrative expense is primarily comprised of costs related to the advertising, selling and promotion of products, support services, including central office expenses, labor and benefit expenses for employees not considered part of the manufacturing process, consulting costs, rental expense for offices, bad debt expense and non-income based state and local taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidated Results of Operations

(Dollars in millions)

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Net sales and revenue	$34,060	$98,710	$25,147	$1,637	$47,115

Costs and expenses
Cost of sales	29,468	85,818	23,554	1,819	55,814
Selling, general and administrative expense	2,710	8,017	2,636	728	6,161
Other expenses, net	30	115	(40)	81	1,235

Total costs and expenses	32,208	93,950	26,150	2,628	63,210

Operating income (loss)	1,852	4,760	(1,003)	(991)	(16,095)
Equity in income of and disposition of interest in Ally Financial	—	—	—	—	1,380
Interest expense	(263)	(850)	(365)	(823)	(5,428)
Interest income and other non-operating income, net	258	802	454	19	852
Loss on extinguishment of debt	—	(1)	—	—	(1,088)
Reorganization gains, net	—	—	—	129,312	128,155

Income (loss) before income taxes and equity income	1,847	4,711	(914)	127,517	107,776
Income tax expense (benefit)	(25)	845	(139)	(607)	(1,166)
Equity income, net of tax	351	1,165	204	15	61

Net income (loss)	2,223	5,031	(571)	128,139	109,003
Less: Net income (loss) attributable to noncontrolling interests	61	265	287	141	(115)

Net income (loss) attributable to stockholders	2,162	4,766	(858)	127,998	109,118
Less: Cumulative dividends on preferred stock	203	608	50	—	—

Net income (loss) attributable to common stockholders	$1,959	$4,158	$(908)	$127,998	$109,118

Production and Vehicle Sales Volume

Management believes that production volume and vehicle sales data provide meaningful information regarding our operating results. Production volumes manufactured by our assembly facilities are generally aligned with current period net sales and revenue, as we generally recognize revenue upon the release of the vehicle to the carrier responsible for transporting it to a dealer, which is shortly after the completion of production. Vehicle sales data, which includes retail and fleet sales, does not correlate directly to the revenue we recognize during the period. However, vehicle sales data is indicative of the underlying demand for our vehicles, and is the basis for our market share.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following tables summarize total production volume and sales of new motor vehicles and competitive position (in thousands):

	Successor		Combined GM and Old GM
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Production Volume (a)
GMNA	707	2,106	531	1,298
GMIO (b)(c)	1,111	3,418	910	2,433
GME	286	921	272	851

Worldwide	2,104	6,445	1,713	4,582

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Includes SGM joint venture production in China of 246,000 vehicles and 735,000 vehicles and SGMW, FAW-GM joint venture production in China and SAIC GM Investment Ltd. (HKJV) joint venture production in India of 321,000 vehicles and 1.1 million vehicles in the three and nine months ended September 30, 2010 and combined GM and Old GM SGM joint venture production in China of 191,000 vehicles and 473,000 vehicles and combined GM and Old GM SGMW and FAW-GM joint venture production in China of 290,000 vehicles and 817,000 vehicles in the three and nine months ended September 30, 2009.

(c)	The joint venture agreements with SGMW (34%) and FAW-GM (50%) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture production in China.

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	GM	GM as a % of Industry	GM	GM as a % of Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry
Vehicle Sales (a)(b)(c)(d)
GMNA (e)	661	17.7%	1,941	18.1%	690	18.7%	1,847	18.9%
GMIO (f)(g)(h)	1,014	10.3%	3,041	10.2%	872	10.3%	2,389	10.2%
GME (f)	391	8.9%	1,238	8.7%	409	9.0%	1,290	9.1%

Worldwide (f)	2,065	11.5%	6,220	11.4%	1,972	11.8%	5,526	11.6%

(a)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(b)	Includes Saab vehicle sales data through February 2010.

(c)	Vehicle sales data may include rounding differences.

(d)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(e)	Vehicle sales primarily represent sales to the ultimate customer.

(f)	Vehicle sales primarily represent estimated sales to the ultimate customer.

(g)	Includes SGM joint venture vehicle sales in China of 262,000 vehicles and 713,000 vehicles and SGMW, FAW-GM joint venture vehicle sales in China and HKJV joint venture vehicle sales in India of 313,000 vehicles and 1.0 million vehicles in the three and nine months ended September 30, 2010 and combined GM and Old GM SGM joint venture vehicle sales in China of 195,000 vehicles and 473,000 vehicles and combined GM and Old GM SGMW and FAW-GM joint venture vehicle sales in China of 271,000 vehicles and 763,000 vehicles in the three and nine months ended September 30, 2009. We do not record revenue from our joint ventures’ vehicle sales.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(h)	The joint venture agreements with SGMW (34%) and FAW-GM (50%) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture vehicle sales in China.

Reconciliation of Consolidated and Segment Results

Management believes EBIT provides meaningful supplemental information regarding our operating results because it excludes amounts that management does not consider part of operating results when assessing and measuring the operational and financial performance of the organization. Management believes these measures allow it to readily view operating trends, perform analytical comparisons, benchmark performance between periods and among geographic regions and assess whether our plan to return to profitability is on target. Accordingly, we believe EBIT is useful in allowing for greater transparency of our core operations and it is therefore used by management in its financial and operational decision-making.

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

The following table summarizes the reconciliation of EBIT to Net income (loss) attributable to stockholders for each of our operating segments (dollars in millions):

	Successor						Predecessor
	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010		July 10, 2009 Through September 30, 2009		July 1, 2009 Through July 9, 2009		January 1, 2009 Through July 9, 2009
	Amount	EBIT as a % of Operating Segments	Amount	EBIT as a % of Operating Segments	Amount	EBIT as a % of Operating Segments	Amount	EBIT as a % of Operating Segments	Amount	EBIT as a % of Operating Segments
Operating segments
GMNA (a)	$2,125	96.1%	$4,935	79.3%	$(1,377)	150.0%	$(640)	63.4%	$(11,092)	74.6%
GMIO (a)	646	29.2%	2,484	39.9%	474	(51.6)%	(265)	26.3%	(964)	6.5%
GME (a)	(559)	(25.3)%	(1,196)	(19.2)%	(15)	1.6%	(104)	10.3%	(2,815)	18.9%

Total operating segments	2,212	100.0%	6,223	100.0%	(918)	100.0%	(1,009)	100.0%	(14,871)	100.0%

Corporate and eliminations (b)	63		(91)		177		129,213		128,068

Earnings (loss) before interest and taxes	2,275		6,132		(741)		128,204		113,197
Interest income	125		329		109		10		183
Interest expense	263		850		365		823		5,428
Income tax expense (benefit)	(25)		845		(139)		(607)		(1,166)

Net income (loss) attributable to stockholders	$2,162		$4,766		$(858)		$127,998		$109,118

(a)	Interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our operating segments between Earnings (loss) attributable to stockholders before interest and taxes and Net income (loss) attributable to stockholders.

(b)	Includes Reorganization gains, net of $128.2 billion in the period January 1, 2009 through July 9, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Three and Nine Months Ended September 30, 2010, July 10, 2009 Through September 30, 2009, July 1, 2009 Through July 9, 2009 and January 1, 2009 Through July 9, 2009

(Dollars in millions)

Total Net Sales and Revenue

	Successor	Combined GM and Old GM	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	Three Months Ended 2010 vs. 2009 Change
					Amount	%
GMNA	$21,493	$14,578	$14,151	$427	$6,915	47.4%
GMIO	8,702	6,938	6,395	543	1,764	25.4%
GME	5,657	5,844	5,238	606	(187)	(3.2)%

Total operating segments	35,852	27,360	25,784	1,576	8,492	31.0%
Corporate and eliminations	(1,792)	(576)	(637)	61	(1,216)	n.m.

Total net sales and revenue	$34,060	$26,784	$25,147	$1,637	$7,276	27.2%

n.m. = not meaningful

In the three months ended September 30, 2010 Total net sales and revenue increased compared to the corresponding period in 2009 by $7.3 billion (or 27.2%), primarily due to: (1) higher primarily wholesale volumes of $4.5 billion in GMNA due to an improving economy and successful recent vehicle launches; (2) higher wholesale volumes of $1.3 billion in GMIO primarily resulting from the global economic recovery, lower interest rates and availability of consumer credit to customers, and launches of new vehicles; (3) favorable pricing of $1.1 billion in GMNA due to lower sales allowances; (4) favorable mix of $0.4 billion in GMNA due to increased crossover and truck sales; (5) increased sales of $0.3 billion in GMNA due to the acquisition of Nexteer and four domestic component manufacturing facilities; (6) increased revenues from OnStar of $0.2 billion primarily due to increased volumes; (7) favorable pricing effect of $0.2 billion in GMIO, driven by the hyperinflationary economy in Venezuela and strategic price increases due to strong market demand for our vehicles; (8) favorable vehicle mix of $0.1 billion in GME due to increased sales of higher priced vehicles partially offset by the end of government subsidies for vehicle purchases in higher retail priced countries; and (9) favorable vehicle mix of $0.1 billion in GMIO driven by launches of new vehicles and increased sales of high priced sports utility vehicles.

These increases were partially offset by: (1) net unfavorable effect of foreign currency translation and transaction losses of $0.3 billion; and (2) lower wholesale volumes of $0.1 billion in GME.

	Successor	Combined GM and Old GM	Successor	Predecessor
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	January 1, 2009 Through July 9, 2009	Nine Months Ended 2010 vs. 2009 Change
					Amount	%
GMNA	$61,045	$38,342	$14,151	$24,191	$22,703	59.2%
GMIO	25,366	18,093	6,395	11,698	7,273	40.2%
GME	17,162	17,790	5,238	12,552	(628)	(3.5)%

Total operating segments	103,573	74,225	25,784	48,441	29,348	39.5%
Corporate and eliminations	(4,863)	(1,963)	(637)	(1,326)	(2,900)	(147.7)%

Total net sales and revenue	$98,710	$72,262	$25,147	$47,115	$26,448	36.6%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2010 Total net sales and revenue increased compared to the corresponding period in 2009 by $26.4 billion (or 36.6%), primarily due to: (1) higher primarily wholesale volumes of $16.5 billion in GMNA due to an improving economy and successful recent vehicle launches; (2) higher wholesale volumes of $4.0 billion in GMIO primarily resulting from the market recovery and launches of new vehicles; (3) favorable pricing of $2.8 billion in GMNA due to lower sales allowances, partially offset by less favorable adjustments in the U.S. to the accrual for U.S. residual support programs for leased vehicles of $0.3 billion; (4) favorable mix of $1.6 billion in GMNA due to increased crossover and truck sales; (5) increased sales of $1.0 billion in GMNA due to the acquisition of Nexteer and four domestic component manufacturing facilities; (6) net favorable effect of foreign currency translation and transaction gains of $0.9 billion; (7) derivative losses of $0.7 billion that Old GM recorded in the nine months ended September 30, 2009; (8) favorable vehicle mix of $0.6 billion in GMIO driven by launches of the new vehicles and increased sales of higher priced sport utility vehicles; (9) favorable pricing effect of $0.6 billion in GMIO, primarily in Venezuela of $0.3 billion driven by the hyperinflationary economy and strategic price increases of $0.3 billion due to strong demand for our vehicles; and (10) favorable vehicle pricing of $0.2 billion in GME due to higher pricing on new vehicle launches.

These increases were partially offset by: (1) lower wholesale volumes in GME of $0.5 billion; and (2) lower volumes of rental car activity and subsequent repurchases sold at auction of $0.3 billion in GME.

Cost of Sales

	Successor				Three Months Ended September 30, 2010 vs. Period July 10, 2009 Through September 30, 2009 Change
	Three Months Ended September 30, 2010	Percentage of Total net sales and revenue	July 10, 2009 Through September 30, 2009	Percentage of Total net sales and revenue
					Amount	%
Cost of sales	$29,468	86.5%	$23,554	93.7%	$5,914	25.1%
Gross margin	$4,592	13.5%	$1,593	6.3%	$2,999	188.3%

In the three months ended September 30, 2010 Cost of sales increased compared to the period July 10, 2009 through September 30, 2009 by $5.9 billion (or 25.1%), primarily due to: (1) higher volumes of $3.6 billion due to an improving economy and successful recent vehicle launches, primarily in GMNA of $2.8 billion; (2) higher material costs of $0.9 billion associated with the production of trucks, large cars and crossover vehicles which have higher cost content across all regions; (3) the net reduction of foreign currency transaction gains of $0.3 billion; and (4) increased restructuring charges of $0.1 billion in GME, primarily related to separation programs announced in Belgium, Spain, Germany and the United Kingdom. This increase also reflected the benefit of lower Cost of sales in 2009 in GMNA and GME of $0.7 billion and $0.5 billion due to the sell through of inventory acquired from Old GM at July 10, 2009. As required under U.S. GAAP, the acquired inventory was recorded at fair value as of the acquisition date using a market participant approach, which for work in process and finished goods inventory considered the estimated selling price of the inventory less the costs a market participant would incur to complete, sell and dispose of the inventory, which may be different than our costs, and the profit margin required for its completion and disposal effort.

These increases were partially offset by: (1) a net reduction of $0.1 billion in GMNA due to 2009 hourly and salary separation program charges and favorable adjustments related to the Supplemental Unemployment Benefit (SUB) and Transition Support Program (TSP); and (2) the net reduction of foreign currency translation losses of $0.6 billion.

	Successor		Predecessor
	Nine Months Ended September 30, 2010	Percentage of Total net sales and revenue	July 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue
Cost of sales	$85,818	86.9%	$1,819	111.1%	$55,814	118.5%
Gross margin	$12,892	13.1%	$(182)	(11.1)%	$(8,699)	(18.5)%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM

In the nine months ended September 30, 2010 Cost of sales included: (1) restructuring charges of $0.7 billion to restructure our European operations, primarily for separation programs announced in Belgium, Spain, Germany and the United Kingdom; (2) charges of $0.2 billion for a recall campaign on windshield fluid heaters in GMNA; and (3) net foreign currency translation losses of $0.2 billion; partially offset by (4) favorable adjustments of $0.2 billion to restructuring reserves in GMNA primarily due to increased production capacity utilization, which resulted in the recall of idled employees to fill added shifts at multiple U.S. production sites.

Old GM

In the period January 1, 2009 through July 9, 2009 Cost of sales included: (1) incremental depreciation charges of $2.8 billion, primarily in GMNA and GME; (2) a curtailment loss of $1.4 billion upon the interim remeasurement of the U.S. hourly and U.S. salaried defined benefit pension plans as a result of the 2009 Special Attrition Programs and salaried workforce reductions; (3) separation program charges and Canadian restructuring activities of $1.1 billion; (4) a charge of $1.1 billion related to the SUB and TSP, partially offset by a favorable adjustment of $0.7 billion primarily related to the suspension of the JOBS Program, Old GM’s job security provision in the collective bargaining agreement with the UAW to continue paying idled employees certain wages and benefits; (5) foreign currency translation and remeasurement losses of $0.7 billion, primarily in GMNA due to the strengthening of the Canadian Dollar against the U.S. Dollar; and (6) charges of $0.1 billion related to obligations associated with various Delphi agreements.

In the period January 1, 2009 through July 9, 2009 negative gross margin reflected sales volumes at historically low levels and Cost of sales, including costs that are fixed in nature, exceeding Total net sales and revenue.

Selling, General and Administrative Expense

	Successor				Three Months Ended September 30, 2010 vs. Period July 10, 2009 Through September 30, 2009 Change
	Three Months Ended September 30, 2010	Percentage of Total net sales and revenue	July 10, 2009 Through September 30, 2009	Percentage of Total net sales and revenue
					Amount	%
Selling, general and administrative expense	$2,710	8.0%	$2,636	10.5%	$74	2.8%

In the three months ended September 30, 2010 Selling, general and administrative expense increased compared to the period July 10, 2009 through September 30, 2009 by $74 million (or 2.8%) due to: (1) an increase in advertising and sales promotion expenses of $0.2 billion, primarily in GMNA for promotional campaigns to support the launch of new vehicles; partially offset by (2) a decrease in selling and marketing expenses of $0.2 billion due to non-recurring charges of $0.2 billion recorded in the period July 10, 2009 through September 30, 2009 for dealer wind-down costs for our Saturn dealers after plans to sell the Saturn brand and dealerships network were terminated.

	Successor		Predecessor
	Nine Months Ended September 30, 2010	Percentage of Total net sales and revenue	July 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue
Selling, general and administrative expense	$8,017	8.1%	$728	44.5%	$6,161	13.1%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM

In the nine months ended September 30, 2010 Selling, general and administrative expense included: (1) administrative expenses of $3.2 billion; (2) advertising and sales promotion expenses of $3.4 billion to support media campaigns for our products, including expenses in GMNA of $2.2 billion, in GMIO of $0.6 billion, and in GME of $0.6 billion; and (3) selling and marketing expenses of $1.0 billion related to our dealerships.

Old GM

In the period January 1, 2009 through July 9, 2009 Selling, general and administrative expense included: (1) charges of $0.5 billion recorded for dealer wind-down costs in GMNA; and (2) a curtailment loss of $0.3 billion upon the interim remeasurement of the U.S. Salary Defined Benefit Pension Plan as a result of global salary workforce reductions. This was partially offset by the positive effects of various cost savings initiatives, the cancellation of certain sales and promotion contracts as a result of the Chapter 11 Proceedings in the U.S. and overall reductions in advertising and marketing budgets.

Other Expenses, net

	Successor				Three Months Ended September 30, 2010 vs. Period July 10, 2009 Through September 30, 2009 Change
	Three Months Ended September 30, 2010	Percentage of Total net sales and revenue	July 10, 2009 Through September 30, 2009	Percentage of Total net sales and revenue
					Amount	%
Other expenses, net	$30	0.1%	$(40)	(0.2)%	$70	175.0%

In the three months ended September 30, 2010 Other expenses, net increased compared to the period July 10, 2009 through September 30, 2009 by $70 million (or 175.0%) primarily due to gains of $60 million recorded in GME in 2009 for changes in liabilities related to Saab.

	Successor		Predecessor
	Nine Months Ended September 30, 2010	Percentage of Total net sales and revenue	July 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue
Other expenses, net	$115	0.1%	$81	4.9%	$1,235	2.6%

GM

In the nine months ended September 30, 2010 Other expenses, net included ongoing expenses related to our portfolio of automotive retail leases.

Old GM

In the period January 1, 2009 through July 9, 2009 Other expenses, net was primarily comprised of: (1) charges of $0.8 billion in GME, primarily related to the deconsolidation of Saab; (2) charges of $0.2 billion related to Delphi; and (3) depreciation expense of $0.1 billion related to the portfolio of automotive retail leases.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Interest Expense

	Successor				Three Months Ended September 30, 2010 vs. Period July 10, 2009 Through September 30, 2009 Change
	Three Months Ended September 30, 2010	Percentage of Total net sales and revenue	July 10, 2009 Through September 30, 2009	Percentage of Total net sales and revenue
					Amount	%
Interest expense	$(263)	0.8%	$(365)	1.5%	$102	27.9%

In the three months ended September 30, 2010 Interest expense decreased compared to the period July 10, 2009 through September 30, 2009 by $102 million (or 27.9%) due to a decrease in debt balances, primarily resulting from the full repayments of the UST Loans and Canadian Loan of $7.0 billion in April 2010.

	Successor		Predecessor
	Nine Months Ended September 30, 2010	Percentage of Total net sales and revenue	July 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue
Interest expense	$(850)	0.9%	$(823)	50.3%	$(5,428)	11.5%

GM

In the nine months ended September 30, 2010 Interest expense included: (1) interest expense on GMIO debt of $0.3 billion; (2) interest expense on GMNA debt of $0.2 billion; (3) VEBA Notes interest expense and premium amortization of $0.2 billion; and (4) interest expense on the UST Loans of $0.1 billion.

Old GM

In the period July 1, 2009 through July 9, 2009 Old GM recorded amortization of discounts primarily related to the DIP Facility of $0.6 billion.

In the period January 1, 2009 through July 9, 2009 Old GM recorded amortization of discounts related to the UST Loan, EDC Loan, and DIP Facilities of $3.7 billion. In addition, Old GM incurred interest expense of $1.7 billion primarily related to interest expense of $0.8 billion on unsecured debt balances, $0.4 billion on the UST Loan Facility and $0.2 billion on GMIO debt. Old GM ceased accruing and paying interest on most of its unsecured U.S. and foreign denominated debt on June 1, 2009, the date of its Chapter 11 Proceedings.

Interest Income and Other Non-Operating Income, net

	Successor				Three Months Ended September 30, 2010 vs. Period July 10, 2009 Through September 30, 2009 Change
	Three Months Ended September 30, 2010	Percentage of Total net sales and revenue	July 10, 2009 Through September 30, 2009	Percentage of Total net sales and revenue
					Amount	%
Interest income and other non-operating income, net	$258	0.8%	$454	1.8%	$(196)	(43.2)%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended September 30, 2010 Interest income and other non-operating income, net decreased compared to the period July 10, 2009 through September 30, 2009 by $0.2 billion (or 43.2%), primarily due to: (1) a decrease in derivative gains of $0.1 billion primarily related to the appreciation of the Korean Won against the U.S. Dollar and the Euro; and (2) expenses of $70 million recorded to increase the accrual for our contingently issuable shares based on an updated estimate of the fair value of our common stock.

	Successor		Predecessor
	Nine Months Ended September 30, 2010	Percentage of Total net sales and revenue	July 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue
Interest income and other non-operating income, net	$802	0.8%	$19	1.2%	$852	1.8%

GM

In the nine months ended September 30, 2010 Interest income and other non-operating income, net primarily included interest income of $0.3 billion on cash deposits and marketable securities, gain on the sale of Saab of $0.1 billion, rental income of $0.1 billion, Ally Financial exclusivity fee of $0.1 billion and dividend income of $0.1 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 Interest income and other non-operating income, net primarily included: (1) interest income of $183 million earned from investments; (2) gains on derivatives of $164 million related to the return of warrants issued to the UST; (3) gains on foreign currency exchange derivatives of $91 million; (4) dividends on the investment in GMAC Preferred Membership Interests of $79 million; (5) net rental income of $78 million in GMNA; (6) royalty income of $59 million in GMNA; and (7) exclusivity fee income of $52 million in GMNA.

Loss on Extinguishment of Debt

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Loss on extinguishment of debt	$—	$(1)	$—	$—	$(1,088)

Old GM

In the period January 1, 2009 through July 9, 2009 Old GM recorded a loss related to the extinguishment of the UST Ally Financial Loan (as defined in Note 7 to the condensed consolidated financial statements) of $2.0 billion, when the UST exercised its option to convert outstanding amounts into shares of Ally Financial’s Class B Common Membership Interests. This loss was partially offset by a gain on extinguishment of debt of $0.9 billion related to an amendment to Old GM’s $1.5 billion U.S. term loan in March 2009.

Reorganization Gains, net

	Predecessor
	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Reorganization gains, net	$129,312	$128,155

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Old GM

In the period January 1, 2009 through July 9, 2009 Reorganization gains, net included the change in net assets resulting from the application of fresh-start reporting of $33.8 billion, the fair value of Series A Preferred stock, common shares and warrants issued in the 363 Sale of $20.5 billion, the gain on conversion of debt of $37.5 billion, and the gain from the settlement of net liabilities retained by MLC.

Income Tax Expense (Benefit)

In interim periods, income tax expense is comprised of two key elements: (1) the amount necessary to appropriately state the year-to-date estimated tax expense of entities included in our effective tax rate calculation, which is calculated as the difference between the amount currently estimated for the year to date period and the amount previously recorded in prior interim periods; and (2) the tax effect of unusual or infrequent items that occur in the period.

	Successor		Three Months Ended September 30, 2010 vs. Period July 10, 2009 Through September 30, 2009 Change
	Three Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009
			Amount	%
Income tax expense (benefit)	$(25)	$(139)	$114	82.0%

In the three months ended September 30, 2010 income tax benefit decreased compared to the period July 10, 2009 through September 30, 2009 by $0.1 billion (or 82.0%) primarily due to: (1) income tax expense related to entities included in our effective tax rate calculation, including a reduction in the benefit from intra period income tax allocation relating to the remeasurement of our pension plans of $0.2 billion; partially offset by (2) net income tax benefit from changes in unusual or infrequent items of $0.1 billion, none of which had a significant effect on tax expense, either individually or in the aggregate. In the three months ended September 30, 2010 and the period July 10, 2009 through September 30, 2009, we recorded income tax expense to Other comprehensive income and allocated income tax benefit to operations.

	Successor	Predecessor
	Nine Months Ended September 30, 2010	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Income tax expense (benefit)	$845	$(607)	$(1,166)

GM

In the nine months ended September 30, 2010 income tax expense of $0.8 billion resulted primarily from tax expense attributable to entities included in our effective tax rate calculation. Aside from a taxable foreign currency gain in Venezuela, unusual or infrequent items did not have a significant effect on tax expense, either individually or in the aggregate. The recorded effective tax rate is substantially below the applicable statutory tax rate, primarily due to income earned in jurisdictions for which a full valuation allowance is recorded.

Old GM

In the period July 1, 2009 through July 9, 2009 income tax benefit of $0.6 billion primarily resulted from the reversal of valuation allowances of $0.7 billion related to Reorganization gains, net.

In the period January 1, 2009 through July 9, 2009 income tax benefit of $1.2 billion primarily resulted from the reversal of valuation allowances of $0.7 billion related to Reorganization gains, net and the resolution of a transfer pricing matter of $0.7 billion between the U.S. and Canadian governments, partially offset by income tax attributable to entities included in our effective tax rate calculation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Equity Income, net of tax

	Successor				Three Months Ended September 30, 2010 vs. Period July 10, 2009 Through September 30, 2009 Change
	Three Months Ended September 30, 2010	Percentage of Total net sales and revenue	July 10, 2009 Through September 30, 2009	Percentage of Total net sales and revenue
					Amount	%
SGM and SGMW	$336	1.0%	$195	0.8%	$141	72.3%
Other equity interests	15	—%	9	—%	6	66.7%

Total equity income, net of tax	$351	1.0%	$204	0.8%	$147	72.1%

In the three months ended September 30, 2010 Equity income, net of tax increased compared to the period July 10, 2009 through September 30, 2009 by $0.1 billion or (72.1%), primarily due to higher income at SGM of $0.1 billion.

	Successor		Predecessor
	Nine Months Ended September 30, 2010	Percentage of Total net sales and revenue	July 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue
SGM and SGMW	$1,071	1.1%	$8	0.5%	$298	0.6%
Other equity interests	94	0.1%	7	0.4%	(237)	(0.5)%

Total equity income, net of tax	$1,165	1.2%	$15	0.9%	$61	0.1%

GM

In the nine months ended September 30, 2010 Equity income, net of tax included: (1) equity income of $1.1 billion related to our China joint ventures, primarily SGM and SGMW; and (2) equity income of $0.1 billion related to New Delphi (as defined in Note 4 to the condensed consolidated financial statements).

Old GM

In the period January 1, 2009 through July 9, 2009 Equity income, net of tax included: (1) increased sales volume at SGM; (2) charges of $0.2 billion related to Old GM’s investment in New United Motor Manufacturing, Inc. (NUMMI); and (3) equity losses of $65 million and $38 million related to NUMMI and CAMI Automotive, Inc. (CAMI), primarily due to lower volumes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Changes in Consolidated Financial Condition

(Dollars in millions, except share amounts)

	Successor
	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$27,466	$22,679
Marketable securities	6,010	134

Total cash, cash equivalents and marketable securities	33,476	22,813
Restricted cash and marketable securities	1,323	13,917
Accounts and notes receivable (net of allowance of $279 and $250)	8,725	7,518
Inventories	13,044	10,107
Assets held for sale	—	388
Equipment on operating leases, net	2,942	2,727
Other current assets and deferred income taxes	2,074	1,777

Total current assets	61,584	59,247
Non-Current Assets
Equity in net assets of nonconsolidated affiliates	8,691	7,936
Assets held for sale	—	530
Property, net	19,116	18,687
Goodwill	30,556	30,672
Intangible assets, net	12,454	14,547
Other assets	4,837	4,676

Total non-current assets	75,654	77,048

Total Assets	$137,238	$136,295

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$22,137	$18,725
Short-term debt and current portion of long-term debt (including debt at GM Daewoo of $1,072 at September 30, 2010)	5,621	10,221
Liabilities held for sale	—	355
Accrued expenses (including derivative liabilities at GM Daewoo of $217 at September 30, 2010)	24,811	23,134

Total current liabilities	52,569	52,435
Non-Current Liabilities
Long-term debt (including debt at GM Daewoo of $798 at September 30, 2010)	2,945	5,562
Liabilities held for sale	—	270
Postretirement benefits other than pensions	8,721	8,708
Pensions	28,965	27,086
Other liabilities and deferred income taxes	13,322	13,279

Total non-current liabilities	53,953	54,905

Total Liabilities	106,522	107,340
Commitments and contingencies
Preferred stock, $0.01 par value, (2,000,000,000 shares authorized, 360,000,000 shares issued and outstanding (each with a $25.00 liquidation preference) at September 30, 2010 and December 31, 2009)	6,998	6,998
Equity
Common stock, $0.01 par value, (5,000,000,000 shares authorized, 1,500,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009)	15	15
Capital surplus (principally additional paid-in capital)	24,041	24,040
Accumulated deficit	(236)	(4,394)
Accumulated other comprehensive income (loss)	(1,073)	1,588

Total stockholders’ equity	22,747	21,249
Noncontrolling interests	971	708

Total equity	23,718	21,957

Total Liabilities and Equity	$137,238	$136,295

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Current Assets

At September 30, 2010 Marketable securities of $6.0 billion increased by $5.9 billion due to investments in securities with maturities exceeding 90 days.

At September 30, 2010 Restricted cash and marketable securities of $1.3 billion decreased by $12.6 billion (or 90.5%), primarily due to: (1) our payments of $1.2 billion on the UST Loans and Canadian Loan in March 2010; and (2) our repayment of the full outstanding amount of $4.7 billion on the UST Loans in April 2010. Following the repayment of the UST Loans and our repayment of the Canadian Loan of $1.1 billion in April 2010, the remaining UST escrow funds of $6.6 billion became unrestricted.

At September 30, 2010 Accounts and notes receivable of $8.7 billion increased by $1.2 billion (or 16.1%), primarily due to higher sales volumes in all regions compared to December 31, 2009.

At September 30, 2010 Inventories of $13.0 billion increased by $2.9 billion (or 29.1%), primarily due to: (1) increased production resulting from higher demand for our products and new product launches; and (2) higher inventory levels at September 30, 2010 compared to low levels at December 31, 2009 of $5.9 billion that resulted from the year-end shut-down in certain locations.

At September 30, 2010 Assets held for sale were reduced to $0 from $0.4 billion at December 31, 2009 due to the sale of Saab in February 2010 and the sale of Saab GB in May 2010 to Spyker Cars NV.

At September 30, 2010 Equipment on operating leases, net of $2.9 billion increased by $0.2 billion (or 7.9%) due to: (1) an increase of $0.6 billion in GMNA, primarily related to vehicles leased to daily rental car companies (vehicles leased to U.S. daily rental car companies increased from 97,000 vehicles at December 31, 2009 to 131,000 vehicles at September 30, 2010); partially offset by (2) a decrease of $0.3 billion due to the continued liquidation of our portfolio of automotive retail leases.

At September 30, 2010 Other current assets and deferred income taxes of $2.1 billion increased by $0.3 billion (or 16.7%), primarily due to an increase in current deferred income taxes of $0.6 billion due mostly to the reclassification of VEBA Notes, from non-current to current in the three months ended June 30, 2010, partially offset by a reduction in taxes other than income taxes of $0.2 billion.

Non-Current Assets

At September 30, 2010 Equity in net assets of nonconsolidated affiliates of $8.7 billion increased by $0.8 billion (or 9.5%) due to: (1) equity income of $1.2 billion in the nine months ended September 30, 2010, primarily related to our China joint ventures; and (2) an investment of $0.2 billion in the HKJV joint venture; partially offset by (3) a decrease of $0.3 billion for dividends, primarily related to our China joint ventures; (4) a decrease of $0.2 billion related to the sale of our 50% interest in a joint venture; and (5) a decrease of $0.1 billion related to the sale of a 1% ownership interest in SGM to SAIC.

At September 30, 2010 Assets held for sale were reduced to $0 from $0.5 billion at December 31, 2009 due to the sale of certain of our India operations (India Operations) in February 2010. We classified these Assets held for sale as long-term at December 31, 2009 because we received a promissory note in exchange for the India Operations that does not convert to cash within one year.

At September 30, 2010 Property, net of $19.1 billion increased by $0.4 billion (or 2.3%), primarily due to capital expenditures of $3.1 billion, partially offset by depreciation of $2.8 billion and foreign currency translation of $0.1 billion.

At September 30, 2010 Intangible assets, net of $12.5 billion decreased by $2.1 billion (or 14.4%), primarily due to amortization of $2.0 billion and foreign currency translation of $0.1 billion.

Current Liabilities

At September 30, 2010 Accounts payable of $22.1 billion increased by $3.4 billion (or 18.2%) primarily due to higher payables for materials due to increased production volumes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At September 30, 2010 Short-term debt and current portion of long-term debt of $5.6 billion decreased by $4.6 billion (or 45.0%), primarily due to our full repayments of the UST Loans and Canadian Loan of $7.0 billion and net paydowns on other obligations of $0.6 billion. This was partially offset by an increase of $3.0 billion due to the classification of our VEBA Notes as short-term at September 30, 2010.

At September 30, 2010 Liabilities held for sale were reduced to $0 from $0.4 billion at December 31, 2009 due to the sale of Saab and Saab GB.

At September 30, 2010 Accrued expenses of $24.8 billion increased by $1.7 billion (or 7.2%), primarily due to: (1) an increase in GMNA due to higher customer deposits related to the increased number of vehicles leased to U.S. daily rental car companies of $0.9 billion; and (2) other miscellaneous accruals of $0.7 billion.

Non-Current Liabilities

At September 30, 2010 Long-term debt of $2.9 billion decreased by $2.6 billion (or 47.1%), primarily due to the reclassification of our VEBA Notes from long-term to short-term, which were $2.8 billion at December 31, 2009, partially offset by additional net borrowings and foreign currency translation.

At September 30, 2010 Liabilities held for sale were reduced to $0 from $0.3 billion at December 31, 2009 due to the sale of our India Operations in February 2010. We classified these Liabilities held for sale as long-term at December 31, 2009 because we received a promissory note in exchange for the India Operations that does not convert to cash within one year.

At September 30, 2010 our Pensions obligation of $29.0 billion increased by $1.9 billion (or 6.9%), primarily due to pension plan remeasurements of $2.8 billion, partially offset by net contributions and benefit payments of $0.6 billion and the favorable effect of foreign currency translation of $0.2 billion.

Further information on each of our businesses and geographic segments is subsequently discussed.

Our segment information reflects the information provided to and reviewed by our chief operating decision maker to assess performance and allocate resources. We manage our operations on a geographic basis through our three geographically-based segments: GMNA, GME and GMIO. Our segments typically share assets and vehicle platforms in the manufacturing process, including related engineering. Production and capacity planning is performed on a regional or global basis. While not all vehicles within a segment are individually profitable on a fully loaded cost basis, those vehicles are needed in our product mix in order to attract customers to dealer showrooms and to maintain sales volumes for other, more profitable vehicles. These factors together with the integrated nature of our manufacturing operations, the existence of broad-based trade agreements within certain geographical regions, and the need to meet regulatory requirements, such as Corporate Average Fuel Economy (CAFE) regulations within certain geographic regions, drives our need to manage our business operations on a geographic basis and not on an individual brand or vehicle basis. Accordingly, the focus of our operational discussion is at the geographic-based segment level.

Segment Results of Operations

GM North America

(Dollars in millions)

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Total net sales and revenue	$21,493	$61,045	$14,151	$427	$24,191
Earnings (loss) before interest and income taxes	$2,125	$4,935	$(1,377)	$(640)	$(11,092)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Production and Vehicle Sales Volume

The following tables summarize total production volume and sales of new motor vehicles and competitive position (in thousands):

	Successor		Combined GM and Old GM
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Production Volume (a)
Cars	215	737	206	493
Trucks	492	1,369	325	805

Total	707	2,106	531	1,298

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	GM	GM as a % of Industry	GM	GM as a % of Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry
Vehicle Sales (a)(b)(c)(d)(e)
Total GMNA	661	17.7%	1,941	18.1%	690	18.7%	1,847	18.9%
Total U.S.	558	18.3%	1,639	18.7%	593	19.4%	1,547	19.5%
U.S. Cars	204	13.9%	629	14.6%	270	16.5%	673	16.5%
U.S. Trucks	354	22.4%	1,010	22.6%	322	22.8%	874	22.6%
Canada	65	15.3%	189	15.4%	67	16.2%	201	17.6%
Mexico	35	17.5%	108	18.4%	30	16.6%	94	17.3%

	GM		Combined GM and Old GM
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
GMNA Vehicle Deliveries by Brand (a)(b)(c)(d)(e)
Buick	47	123	27	79
Cadillac	42	112	26	77
Chevrolet	469	1,393	456	1,178
GMC	99	290	79	224
Other — Opel	—	1	—	1

Core Brands	658	1,918	588	1,558

HUMMER	1	4	2	10
Pontiac	2	11	78	205
Saab	—	1	2	8
Saturn	—	7	20	68

Other Brands	2	22	102	290

GMNA Total	661	1,941	690	1,847

(a)	Vehicle sales primarily represent sales to the ultimate customer.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(b)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(c)	Includes Saab vehicle sales data through February 2010.

(d)	Vehicle sales data may include rounding differences.

(e)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

Three and Nine Months Ended September 30, 2010, July 10, 2009 Through September 30, 2009, July 1, 2009 Through July 9, 2009 and January 1, 2009 Through July 9, 2009

(Dollars in millions)

Total Net Sales and Revenue

	Successor	Combined GM and Old GM	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	Three Months Ended 2010 vs. 2009 Change
					Amount	%
Total net sales and revenue	$21,493	$14,578	$14,151	$427	$6,915	47.4%

In the three months ended September 30, 2010 Total net sales and revenue increased compared to the corresponding period in 2009 by $6.9 billion (or 47.4%), primarily due to: (1) higher primarily wholesale volumes of $4.5 billion representing 184,000 vehicles (or 33.3%) due to an improving economy and successful recent vehicle launches such as the Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX; (2) favorable price of $1.1 billion due to lower sales allowances; (3) favorable mix of $0.4 billion due to increased crossover and truck sales; (4) increased sales of $0.3 billion due to the acquisition of Nexteer and four domestic component manufacturing facilities; and (5) increased revenues from OnStar of $0.2 billion primarily due to increased volumes.

Total Net Sales and Revenue

	Successor	Combined GM and Old GM	Successor	Predecessor
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	January 1, 2009 Through July 9, 2009	Nine Months Ended 2010 vs. 2009 Change
					Amount	%
Total net sales and revenue	$61,045	$38,342	$14,151	$24,191	$22,703	59.2%

In the nine months ended September 30, 2010 Total net sales and revenue increased compared to the corresponding period in 2009 by $22.7 billion (or 59.2%), primarily due to: (1) higher primarily wholesale volumes of $16.5 billion representing 733,000 vehicles (or 51.6%) due to an improving economy and successful recent vehicle launches such as the Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX; (2) favorable pricing of $2.8 billion due to lower sales allowances partially offset by less favorable adjustments in the U.S. to the accrual for U.S. residual support programs for leased vehicles of $0.3 billion (favorable of $0.6 billion in 2010 compared to favorable of $0.9 billion in 2009); (3) favorable mix of $1.6 billion due to increased crossover and truck sales; (4) increased sales of $1.0 billion due to the acquisition of Nexteer and four domestic component manufacturing facilities; and (5) the favorable net foreign currency remeasurement effect of $0.6 billion primarily driven by the strengthening of the Canadian Dollar against the U.S. Dollar.

Earnings (Loss) Before Interest and Income Taxes

The most significant factors which influence GMNA’s profitability are industry volume (primarily U.S. seasonally adjusted annual rate (SAAR)) and market share. While not as significant as industry volume and market share, another factor affecting GMNA profitability is the relative mix of vehicles (cars, trucks, crossovers) sold. Contribution margin is a key indicator of product

GENERAL MOTORS COMPANY AND SUBSIDIARIES

profitability. Contribution margin is defined as revenue less material cost, freight, and policy and warranty expense. Vehicles with higher selling prices generally have higher contribution margins. Trucks currently have a contribution margin of approximately 140% of our portfolio on a weighted average basis. Crossover vehicles’ contribution margins are in line with the overall portfolio on a weighted average basis, and cars are approximately 60% of the portfolio on a weighted average basis. As such, a sudden shift in consumer preference from trucks to cars would have an unfavorable effect on GMNA’s EBIT and breakeven point. For example, a shift in demand such that industry market share for trucks deteriorated 10 percentage points and industry market share for cars increased by 10 percentage points, holding other variables constant, would have increased GMNA’s breakeven point for the three months ended September 30, 2010, as measured in terms of U.S. industry volume SAAR, by approximately 200,000 vehicles. For the three months ended September 30, 2010 our U.S. car market share was 13.9% based on vehicle sales volume and our U.S. truck market share was 22.4% based on vehicle sales volume. We continue to strive to achieve a product portfolio with more balanced contribution margins and less susceptibility to shifts in consumer demand.

	Successor		Three Months Ended September 30, 2010 vs. Period July 10, 2009 Through September 30, 2009 Change
	Three Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009
			Amount	%
Earnings (loss) before interest and income taxes	$2,125	$(1,377)	$3,502	n.m.

n.m.	= not meaningful

In the three months ended September 30, 2010 results increased compared to the period July 10, 2009 through September 30, 2009 by $3.5 billion (or 254.3%), due to: (1) higher primarily wholesale volumes of $1.3 billion due to an improving economy and successful recent vehicle launches such as the Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX; (2) favorable pricing of $1.1 billion due to lower sales allowances; (3) a reduction in foreign currency remeasurement losses of $0.6 billion partially offset by foreign currency transaction losses of $0.1 billion primarily driven by the strengthening of the Canadian Dollar against the U.S. Dollar; (4) charges of $0.2 billion in 2009 related to dealer wind-down costs for our Saturn dealers after plans to sell the Saturn brand and dealerships network were terminated; (5) elimination of ongoing UAW retiree healthcare employee benefit expense of $0.2 billion due to the transfer of the Hourly OPEB Health Plan to the UAW VEBA; (6) favorable adjustments of $0.1 billion to restructuring reserves primarily due to increased production capacity utilization, which resulted in the recall of idled employees to fill added shifts at multiple U.S. production sites; (7) increase of $0.1 billion due to the acquisition of Nexteer and four domestic component manufacturing facilities; (8) increase of $0.1 billion from OnStar primarily due to increased volumes; and (9) favorable mix of $0.1 billion due to increased crossover and truck sales; partially offset by (9) the effect on cost of sales of $0.7 billion related to inventory acquired from Old GM as further described below and impairment charges related to product-specific tooling assets of $0.1 billion.

The 2009 results reflect the benefit of $0.7 billion lower cost of sales due to the sell through of inventory acquired from Old GM at July 10, 2009. As required under U.S. GAAP, the acquired inventory was recorded at fair value as of the acquisition date using a market participant approach, which for work in process and finished goods inventory considered the estimated selling price of the inventory less the costs a market participant would incur to complete, sell and dispose of the inventory, which may be different than our costs, and the profit margin required for its completion and disposal effort.

	Successor	Predecessor
	Nine Months Ended September 30, 2010	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Earnings (loss) before interest and income taxes	$4,935	$(640)	$(11,092)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM

In the nine months ended September 30, 2010 results reflected operating income of $4.7 billion on primarily wholesale volumes of 2.2 million vehicles and include: (1) favorable adjustments of $0.2 billion to restructuring reserves primarily due to increased production capacity utilization, which resulted in the recall of idled employees to fill added shifts at multiple U.S. production sites; (2) advertising and sales promotion expenses of $2.2 billion primarily to support media campaigns for our products; (3) administrative expenses of $1.4 billion; (4) selling and marketing expenses of $0.5 billion related to our dealerships; (5) foreign currency remeasurement losses of $0.2 billion and foreign currency transaction losses of $0.1 billion driven by the strengthening of the Canadian Dollar against the U.S. Dollar; (6) charges of $0.2 billion for a recall campaign on windshield fluid heaters; and (7) impairment charges related to product-specific tooling assets of $0.2 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 results included: (1) incremental depreciation charges of $2.1 billion recorded by Old GM prior to the 363 Sale for facilities included in GMNA’s restructuring activities and for certain facilities that MLC retained; (2) curtailment loss of $1.7 billion upon the interim remeasurement of the U.S. hourly and U.S. salaried defined benefit pension plans as a result of the 2009 Special Attrition Programs and salaried workforce reductions; (3) U.S. hourly and salary separation program charges and Canadian restructuring activities of $1.1 billion; (4) foreign currency remeasurement losses of $0.7 billion driven by the general strengthening of the Canadian Dollar against the U.S. Dollar; (5) charges of $0.5 billion incurred for dealer wind-down costs; (6) a charge of $1.1 billion related to the SUB and TSP, partially offset by a favorable adjustment of $0.7 billion primarily related to the suspension of the JOBS Program; (7) charges of $0.4 billion primarily for impairments for special tooling and product related machinery and equipment; (8) charges of $0.3 billion related to obligations associated with various Delphi agreements; and (9) equity losses of $0.3 billion related to impairment charges at NUMMI and our proportionate share of losses at CAMI. MLC retained the investment in NUMMI, and CAMI has been consolidated since March 1, 2009.

GM International Operations

(Dollars in millions)

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Total net sales and revenue	$8,702	$25,366	$6,395	$543	$11,698
Earnings (loss) before interest and income taxes	$646	$2,484	$474	$(265)	$(964)

Production and Vehicle Sales Volume

The following tables summarize total production volume and sales of new motor vehicles and competitive position (in thousands):

	Successor		Combined GM and Old GM
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Production Volume (a)(b)(c)	1,111	3,418	910	2,433

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Includes SGM joint venture production in China of 246,000 vehicles and 735,000 vehicles and SGMW, FAW-GM joint venture production in China and HKJV joint venture production in India of 321,000 vehicles and 1.1 million vehicles in the three and nine months ended September 30, 2010 and combined GM and Old GM SGM joint venture production in China of 191,000 vehicles and 473,000 vehicles and combined GM and Old GM SGMW and FAW-GM joint venture production in China of 290,000 vehicles and 817,000 vehicles in the three and nine months ended September 30, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(c)	The joint venture agreements with SGMW (34%) and FAW-GM (50%) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture production in China.

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	GM	GM as a % of Industry	GM	GM as a % of Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry
Vehicle Sales (a)(b)(c)(d)
Total GMIO	1,014	10.3%	3,041	10.2%	872	10.3%	2,389	10.2%
Vehicle sales — consolidated entities
Brazil	169	18.3%	471	18.8%	168	19.8%	439	19.1%
Australia	33	13.0%	101	13.0%	30	13.2%	87	12.7%
Argentina	29	16.1%	85	16.4%	21	15.7%	64	15.3%
South Korea (e)	30	7.9%	88	7.8%	31	8.5%	76	7.5%
Middle East Operations	29	10.4%	85	10.0%	30	11.5%	86	11.0%
Colombia	24	35.5%	60	34.3%	16	33.2%	49	36.9%
Egypt	19	29.6%	52	27.5%	15	26.1%	38	25.6%
Venezuela	15	42.0%	39	41.7%	5	19.3%	40	37.6%
Vehicle sales — primarily joint ventures (f)
China (g)	567	13.6%	1,776	13.4%	478	13.3%	1,293	13.3%
India	24	3.0%	84	3.7%	18	3.1%	46	2.8%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer.

(b)	Vehicle sales data may include rounding differences.

(c)	Includes Saab vehicle sales data through February 2010.

(d)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(e)	Vehicle sales and market share data from sales of GM Daewoo produced Chevrolet brand products in Europe are reported as part of GME. Sales of GM Daewoo produced Chevrolet brand products in Europe not included in vehicle sales and market share data was 84,000 vehicles and 250,000 vehicles in the three and nine months ended September 30, 2010. Combined GM and Old GM sales of GM Daewoo produced Chevrolet brand products in Europe not included in vehicle sales and market share data was 88,000 vehicles and 273,000 vehicles in the three and nine months ended September 30, 2009.

(f)	Includes SGM joint venture vehicle sales in China of 262,000 vehicles and 713,000 vehicles and SGMW, FAW-GM joint venture vehicle sales in China and HKJV joint venture vehicle sales in India of 313,000 vehicles and 1.0 million vehicles in the three and nine months ended September 30, 2010 and combined GM and Old GM SGM joint venture vehicle sales in China of 195,000 vehicles and 473,000 vehicles and combined GM and Old GM SGMW and FAW-GM joint venture vehicle sales in China of 271,000 vehicles and 763,000 vehicles in the three and nine months ended September 30, 2009. We do not record revenue from our joint ventures’ vehicle sales.

(g)	The joint venture agreements with SGMW (34%) and FAW-GM (50%) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture vehicle sales in China.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Three and Nine Months Ended September 30, 2010, July 10, 2009 Through September 30, 2009, July 1, 2009 Through July 9, 2009 and January 1, 2009 Through July 9, 2009

(Dollars in millions)

Total Net Sales and Revenue

	Successor	Combined GM and Old GM	Successor	Predecessor	Three Months Ended 2010 vs. 2009 Change
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009
					Amount	%
Total net sales and revenue	$8,702	$6,938	$6,395	$543	$1,764	25.4%

In the three months ended September 30, 2010 Total net sales and revenue increased compared to the corresponding period in 2009 by $1.8 billion (or 25.4%) primarily due to: (1) higher wholesale volumes of $1.3 billion representing 115,000 vehicles (or 27.8%). The primary driver was the global economic recovery as well as lower interest rates and availability of consumer credit to customers, together with the effect of launches of the Chevrolet Cruze, Chevrolet Spark and the Buick LaCrosse throughout the region. Wholesale volumes increased primarily from the market recovery in GM Daewoo by 32,000 vehicles or (29.2%), by 10,000 vehicles (or 51.7%) in Argentina, by 10,000 vehicles (or 40.1%) in the Middle East, by 8,000 vehicles (or 54.9%), in Colombia and by 10,000 vehicles (or 180.6%) in Venezuela; (2) favorable net foreign currency translation effect of $0.2 billion, primarily driven by the strengthening of major currencies in 2010 against the U.S. Dollar such as the Korean Won, Australian Dollar and Brazilian Real, partially offset by devaluation of the Venezuelan Bolivar; (3) favorable vehicle mix of $0.1 billion driven by launches of the Chevrolet Cruze, Chevrolet Spark and the Buick LaCrosse and increased sales of high priced sports utility vehicles; and (4) favorable pricing effect of $0.2 billion in GMIO, primarily in Venezuela of $0.1 billion driven by the hyperinflationary economy and strategic price increases of $0.1 billion in countries such as Argentina due to strong market demand for our vehicles.

We do not record revenue from our joint venture operations in China and India as their revenue is not consolidated in our financial results.

	Successor	Combined GM and Old GM	Successor	Predecessor	Nine Months Ended 2010 vs. 2009 Change
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	January 1, 2009 Through July 9, 2009
					Amount	%
Total net sales and revenue	$25,366	$18,093	$6,395	$11,698	$7,273	40.2%

In the nine months ended September 30, 2010 Total net sales and revenue increased compared to the corresponding period in 2009 by $7.3 billion (or 40.2%) primarily due to: (1) higher wholesale volumes of $4.0 billion representing 315,000 vehicles (or 26.1%). Wholesale volumes increased primarily from the market recovery in GM Daewoo by 68,000 vehicles or (19.9%), by 26,000 vehicles (or 50.1%) in Argentina, by 43,000 vehicles (or 9.8%) in Brazil, by 26,000 vehicles (or 31.4%) in the Middle East and by 21,000 vehicles (or 25.4%) in Australia together with the effect of launches of the Chevrolet Cruze, Chevrolet Spark and the Buick LaCrosse throughout the region; (2) favorable net foreign currency translation effect of $1.2 billion, primarily driven by the strengthening of major currencies in 2010 against the U.S. Dollar such as the Korean Won, Australian Dollar and Brazilian Real, partially offset by devaluation of the Venezuelan Bolivar; (3) derivative losses of $0.9 billion that GMIO recorded in 2009, primarily driven by the depreciation of the Korean Won against the U.S. Dollar in that period. Subsequent to July 10, 2009, all gains and losses on non-designated derivatives were recorded in Interest income and other non-operating income, net; (4) favorable vehicle mix of $0.6 billion driven by launches of the Chevrolet Cruze, Chevrolet Spark and the Buick LaCrosse and increased sales of higher priced sports utility vehicles; and (5) the favorable pricing effect of $0.6 billion in GMIO, primarily in Venezuela of $0.3 billion driven by the hyperinflationary economy and strategic price increase of $0.3 billion in countries such as Brazil and Argentina due to strong market demand for our vehicles.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Earnings (Loss) Before Interest and Income Taxes

	Successor		Three Months Ended September 30, 2010 vs. Period July 10, 2009 Through September 30, 2009 Change
	Three Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009

			Amount	%
Earnings (loss) before interest and income taxes	$646	$474	$172	36.3%

In the three months ended September 30, 2010 results increased compared to the period July 10, 2009 through September 30, 2009 by $0.2 billion (or 36.3%) primarily due to: (1) improved operating results at Argentina, Australia, South Africa and the Middle East of $0.2 billion; and (2) increased Equity income, net of tax, of $0.1 billion from the operating results of our China joint ventures; partially offset by (3) decreased income attributable to noncontrolling interests at GM Daewoo of $0.1 billion due to the increase in our ownership from 50.9% to 70.1% and a decline in GM Daewoo’s income.

	Successor	Predecessor
	Nine Months Ended September 30, 2010	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Earnings (loss) before interest and income taxes	$2,484	$(265)	$(964)

GM

In the nine months ended September 30, 2010 results reflected operating income of $1.5 billion on wholesale volume of 1.5 million vehicles and include: (1) administrative expenses of $1.1 billion; (2) advertising and sales promotion expenses of $0.6 billion primarily to support media campaigns for our products; (3) selling and marketing expenses of $0.2 billion related to our dealerships; and (4) favorable foreign currency transaction gain, net of $0.1 billion primarily due to favorable foreign currency exchanges that were processed by CADIVI. EBIT also included: (1) Equity income, net of tax, of $1.1 billion from the operating results of our China joint ventures; (2) the noncontrolling interest attributable to minority shareholders of GM Daewoo of $0.2 billion; and (3) favorable change in fair value of $0.1 billion from derivatives driven by stronger Korean Won versus the U.S. Dollar.

Old GM

In the period January 1, 2009 through July 9, 2009 results included: (1) loss on derivative instruments of $0.8 billion at GM Daewoo, (2) foreign currency transaction loss of $0.5 billion primarily due to foreign currency exchanges that were processed outside the CADIVI process in Venezuela, partially offset by (3) favorable equity income, net of tax of $0.3 billion from the operating results of our China joint ventures.

GM Europe

(Dollars in millions)

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Total net sales and revenue	$5,657	$17,162	$5,238	$606	$12,552
Earnings (loss) before interest and income taxes	$(559)	$(1,196)	$(15)	$(104)	$(2,815)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Production and Vehicle Sales Volume

The following tables summarize total production volume and sales of new motor vehicles and competitive position (in thousands):

	Successor		Combined GM and Old GM
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Production Volume (a)	286	921	272	851

(a)	Production volume represents the number of vehicles manufactured by our and Old GM’s assembly facilities and also includes vehicles produced by certain joint ventures.

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	GM	GM as a % of Industry	GM	GM as a % of Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry
Vehicle Sales (a)(b)(c)(d)(e)
Total GME	391	8.9%	1,238	8.7%	409	9.0%	1,290	9.1%
United Kingdom	76	12.6%	233	12.7%	78	12.0%	228	13.5%
Germany	66	8.5%	195	8.2%	93	9.4%	304	9.6%
Italy	34	8.3%	130	7.7%	42	8.0%	144	8.2%
Spain	17	8.3%	80	9.0%	25	9.1%	66	8.7%
Russia	40	7.3%	107	7.9%	30	8.3%	114	9.9%
France	23	4.3%	87	4.4%	29	5.0%	84	4.4%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer.

(b)	The financial results from sales of GM Daewoo produced Chevrolet brand products are reported as part of GMIO. Sales of GM Daewoo produced Chevrolet brand products included in vehicle sales and market share data was 84,000 vehicles and 250,000 vehicles in the three and nine months ended September 30, 2010. Combined GM and Old GM sales of GM Daewoo produced Chevrolet brand products included in vehicle sales and market share data was 88,000 vehicles and 273,000 vehicles in the three and nine months ended September 30, 2009.

(c)	Includes Saab vehicle sales data through February 2010.

(d)	Vehicle sales data may include rounding differences.

(e)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

Three and Nine Months Ended September 30, 2010, July 10, 2009 Through September 30, 2009, July 1, 2009 Through July 9, 2009 and January 1, 2009 Through July 9, 2009

(Dollars in millions)

Total Net Sales and Revenue

	Successor	Combined GM and Old GM	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	Three Months Ended 2010 vs. 2009 Change
					Amount	%
Total net sales and revenue	$5,657	$5,844	$5,238	$606	$(187)	(3.2)%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended September 30, 2010 Total net sales and revenue decreased compared to the corresponding period in 2009 by $0.2 billion (or 3.2%) primarily due to: (1) unfavorable net foreign currency translation of $0.4 billion, driven primarily by the weakening of the Euro and British Pound against the U.S. Dollar; (2) lower wholesale volumes of $0.1 billion representing 6,000 vehicles (or 2.0%). Wholesale volumes decreased by 25,000 vehicles (or 32.1%) in Germany, by 5,000 vehicles (or 27.0%) in Spain, and by 5,000 vehicles (or 74.4%) in Greece. These wholesale volume decreases were partially offset as wholesale volumes increased by 8,000 vehicles (or 129.5%) in Russia, by 6,000 vehicles (or 100.0%) in the United States primarily related to the Buick Regal and by 15,000 vehicles in various other European countries; partially offset by (3) favorable vehicle mix of $0.1 billion due to increased sales of higher priced vehicles partially offset by the end of government subsidies for vehicle purchases in higher retail priced countries; and (4) increased powertrain sales to external customers of $0.1 billion.

	Successor	Combined GM and Old GM	Successor	Predecessor
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	January 1, 2009 Through July 9, 2009	Nine Months Ended 2010 vs. 2009 Change
					Amount	%
Total net sales and revenue	$17,162	$17,790	$5,238	$12,552	$(628)	(3.5)%

In the nine months ended September 30, 2010 Total net sales and revenue decreased compared to the corresponding period in 2009 by $0.6 billion (or 3.5%) primarily due to: (1) lower wholesale volumes of $0.5 billion representing 26,000 vehicles (or 2.8%). Wholesale volumes decreased by 111,000 vehicles (or 40.4%) in Germany due to the end of government subsidies and by 4,000 vehicles (or 29.6%) in Greece. These wholesale volume decreases were partially offset as wholesale volumes increased by 15,000 vehicles (or 32.7%) in Spain, by 11,000 vehicles (or 12.4%) in France, by 9,000 vehicles (or 9.2%) in Italy, by 8,000 vehicles (or 109.0%) in Portugal, by 6,000 vehicles (or 27.9%) in the Netherlands, by 14,000 vehicles in the United States primarily related to the Buick Regal and by 26,000 vehicles in various other European countries; (2) unfavorable net foreign currency translation of $0.3 billion, driven primarily by the weakening of the Euro and British Pound against the U.S. Dollar; (3) lower volumes of rental car activity and subsequent repurchases sold at auction of $0.3 billion; partially offset by (4) favorable vehicle pricing of $0.2 billion due to higher pricing on new vehicle launches; (5) increased powertrain sales to external customers of $0.2 billion; and (6) favorable vehicle mix of $0.1 billion due to increased sales of higher priced vehicles partially offset by the end of government subsidies for vehicle purchases in higher retail priced countries.

Earnings (Loss) Before Interest and Income Taxes

	Successor		Three Months Ended September 30, 2010 vs. Period July 10, 2009 Through September 30, 2009 Change
	Three Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009
			Amount	%
Earnings (loss) before interest and income taxes	$(559)	$(15)	$(544)	n.m.

n.m. = not meaningful

In the three months ended September 30, 2010 results decreased compared to the period July 10, 2009 through September 30, 2009 by $0.5 billion as a result of: (1) the effect on cost of sales of $0.5 billion related to inventory acquired from Old GM as further described below; and (2) increased restructuring charges of $0.1 billion primarily related to separation programs announced in Belgium, Spain, Germany, and the United Kingdom.

The 2009 results reflect the benefit of $0.5 billion lower cost of sales due to the sell through of inventory acquired from Old GM at July 10, 2009. As required under U.S. GAAP, the acquired inventory was recorded at fair value as of the acquisition date using a

GENERAL MOTORS COMPANY AND SUBSIDIARIES

market participant approach, which for work in process and finished goods inventory considered the estimated selling price of the inventory less the costs a market participant would incur to complete, sell and dispose of the inventory, which may be different than our costs, and the profit margin required for its completion and disposal effort.

	Successor	Predecessor
	Nine Months Ended September 30, 2010	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Earnings (loss) before interest and income taxes	$(1,196)	$(104)	$(2,815)

GM

In the nine months ended September 30, 2010 results reflected operating loss of $1.3 billion on wholesale volume of 910,000 vehicles and include: (1) restructuring charges of $0.7 billion primarily related to separation programs announced in Belgium, Spain, Germany and the United Kingdom; (2) advertising and sales promotion expenses of $0.6 billion primarily related to support media campaigns for our products; (3) administrative expense of $0.4 billion; and (4) selling and marketing expenses of $0.3 billion related to our dealerships.

Old GM

In the period January 1, 2009 through July 9, 2009 results included: (1) Other expenses, net of $0.8 billion primarily representing charges related to the deconsolidation of Saab, which filed for reorganization protection under the laws of Sweden in February 2009; (2) incremental depreciation charges of $0.7 billion related to restructuring activities; (3) impairment charges of $0.2 billion related to product specific tooling assets; and (4) operating losses of $0.2 billion related to Saab.

Corporate Results of Operations

(Dollars in millions)

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Total net sales and revenue	$45	$142	$87	$7	$328
Income attributable to stockholders	$(31)	$(1,408)	$93	$128,969	$123,887

Three and Nine Months Ended September 30, 2010, July 10, 2009 Through September 30, 2009, July 1, 2009 Through July 9, 2009 and January 1, 2009 Through July 9, 2009

(Dollars in millions)

Total Net Sales and Revenue

	Successor	Combined GM and Old GM	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	Three Months Ended 2010 vs. 2009 Change
					Amount	%
Total net sales and revenue	$45	$94	$87	$7	$(49)	(52.1)%

In the three months ended September 30, 2010 Total net sales and revenue decreased compared to the corresponding period in 2009 by $0.1 billion (or 52.1%) primarily due to decreased lease financing revenue related to the liquidation of the portfolio of automotive retail leases. Average outstanding automotive retail leases on-hand for GM and combined GM and Old GM were 1,000 and 52,000 for the three months ended September 30, 2010 and 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Successor	Combined GM and Old GM	Successor	Predecessor
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	July 10, 2009 Through September 30, 2009	January 1, 2009 Through July 9, 2009	Nine Months Ended 2010 vs. 2009 Change
					Amount	%
Total net sales and revenue	$142	$415	$87	$328	$(273)	(65.8)%

In the nine months ended September 30, 2010 Total net sales and revenue decreased compared to the corresponding period in 2009 by $0.3 billion (or 65.8%) primarily due to decreased lease financing revenues related to the liquidation of the portfolio of automotive leases. Average outstanding automotive retail leases on-hand for GM and combined GM and Old GM were 9,000 and 87,000 for the nine months ended September 30, 2010 and 2009.

Income (Loss) Attributable to Stockholders

	Successor		Three Months Ended September 30, 2010 vs. Period July 10, 2009 Through September 30, 2009 Change
	Three Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009

			Amount	%

Income (loss) attributable to stockholders	$(31)	$93	$(124)	(133.3)%

In the three months ended September 30, 2010 results decreased compared to the period July 10, 2009 through September 30, 2009 by $0.1 billion (or 133.3%), due to: (1) a decrease in the Income tax benefit of $0.1 billion primarily resulting from income tax expense related to entities included in our effective tax rate calculation; (2) a decrease in foreign currency transaction gains of $0.2 billion recorded in 2009 on funds received from EDC; offset by (3) a decrease in Interest expense of $0.1 billion due to a decrease in the debt balance primarily resulting from the $7.0 billion full repayment of the UST Loans and Canadian Loan in April 2010; and (4) a decrease in Selling, general, and administrative expense of $0.1 billion primarily related to additional costs incurred in 2009 associated with legal and professional services related to the Chapter 11 Proceedings.

	Successor	Predecessor
	Nine Months Ended September 30, 2010	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Income (loss) attributable to stockholders	$(1,408)	$128,969	$123,887

GM

In the nine months ended September 30, 2010 results included: (1) Income tax expense of $0.8 billion primarily related to $0.8 billion of tax expense attributable to entities included in our effective tax rate calculation; (2) Interest expense of $0.9 billion related to GMIO debt of $0.3 billion, GMNA debt of $0.2 billion, VEBA Notes interest expense and premium amortization of $0.2 billion and interest expense on the UST Loans of $0.1 billion; partially offset by (3) interest income of $0.3 billion primarily related to investments held in GMIO.

Old GM

In the period July 1, 2009 through July 9, 2009 results included centrally recorded Reorganization gains, net of $129.3 billion which is more fully discussed in Note 2 to the condensed consolidated financial statements, and amortization of discounts primarily related to the DIP Facility of $0.6 billion.

In the period January 1, 2009 through July 9, 2009 results included: (1) centrally recorded Reorganization gains, net of $128.2 billion which is more fully discussed in Note 2 to the condensed consolidated financial statements; (2) a gain recorded on the UST Ally Financial Loan of $2.5 billion upon the UST’s conversion of the UST Ally Financial Loan for Class B Common Membership

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Interests in Ally Financial, which gain resulted from the difference between the fair value and the carrying amount of the Ally Financial equity interests given to the UST in exchange for the UST Ally Financial Loan. The gain was partially offset by Old GM’s proportionate share of Ally Financial’s loss from operations of $1.1 billion; (3) amortization of discounts related to the UST Loan, EDC Loan and DIP Facilities of $3.7 billion; (4) interest expense of $0.8 billion on unsecured debt balances; (5) interest expense of $0.4 billion on the UST Loan Facility; (6) interest expense of $0.2 billion on GMIO debt; (7) a loss related to the extinguishment of the UST Ally Financial Loan of $2.0 billion when the UST exercised its option to convert outstanding amounts into shares of Ally Financial’s Class B Common Membership Interests; partially offset by (8) a gain on extinguishment of debt of $0.9 billion related to an amendment to Old GM’s U.S. term loan.

Liquidity and Capital Resources

We believe that our current level of cash, marketable securities and availability under our new secured revolving credit facility will be sufficient to meet our liquidity needs. However, we expect to have substantial cash requirements going forward. Our known material future uses of cash include, among other possible demands: (1) Pension and OPEB payments; (2) continuing capital expenditures; (3) spending to implement long-term cost savings and restructuring plans such as restructuring our Opel/Vauxhall operations and potential capacity reduction programs; (4) reducing our overall debt levels which may include GM Daewoo’s revolving credit facility and other debt payments; (5) the purchase of a portion of our Series A Preferred Stock; and (6) certain South American income and indirect tax-related administrative and legal proceedings may require that we deposit funds in escrow or make payments, such amounts may range from $785 million to $970 million.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” sections of our Form S-1 and this report, some of which are outside our control. Macro-economic conditions could limit our ability to successfully execute our business plans and, therefore, adversely affect our liquidity plans.

Recent Initiatives

We continue to monitor and evaluate opportunities to optimize the structure of our liquidity and capital positions, including reducing our financial leverage through the repayment of debt, contributions to our pension plans and other liquidity actions.

In August 2010 we filed a Form S-1 for an initial public offering of shares in our common stock as well as shares of our Series B Preferred Stock. We amended the Form S-1 though additional filings in September, October and November 2010. We will not receive any proceeds from the sale of shares of common stock by the selling stockholders in our public offering.

In the nine-months ended September 30, 2010 we made net investments of $5.9 billion in highly liquid marketable securities instruments with maturities between 90 days and 365 days. Previously, these funds would have been invested in short-term instruments less than 90 days and classified as a component of Cash and cash equivalents. Investments in these longer-term securities will increase the interest we earn on these investments. We continue to monitor our investment mix and may reallocate investments based on business requirements and capital structure initiatives.

In June 2010 the German federal government notified us of its decision not to provide loan guarantees to Opel/Vauxhall. As a result we have decided to fund the requirements of Opel/Vauxhall internally. Opel/Vauxhall has subsequently withdrawn all applications for government loan guarantees from European governments. In September 2010 we committed up to a total of Euro 3.3 billion (equivalent to $4.2 billion when committed) to fund Opel/Vauxhall’s restructuring and ongoing cash requirements. This funding includes cumulative lending commitments combined into a Euro 2.6 billion facility and equity commitments of Euro 700 million.

In October 2010 we completed our acquisition of AmeriCredit, an independent automobile finance company, for cash of approximately $3.5 billion and AmeriCredit was renamed GM Financial. The acquisition of GM Financial will allow us to provide a more complete range of financing options to our customers across the U.S. and Canada, specifically focusing on providing additional capabilities in leasing and sub-prime vehicle financing options. We funded the transaction using cash on hand.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The repayment of debt remains a key strategic initiative. We continue to evaluate potential debt repayments prior to maturity. Any such repayments may negatively affect our liquidity in the short-term. In March and April 2010 we repaid the remaining amounts owed under the UST Loans of $5.7 billion and Canadian Loan of $1.3 billion. Additionally, in April 2010 GM Daewoo repaid a portion of its revolving credit facility in the amount of $225 million. In July 2010 our Russian subsidiary repaid a loan facility of $150 million to cure a technical default. In October 2010 we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Notes of $2.8 billion. Following repayment, all covenants and compliance requirements with respect to the VEBA Notes no longer apply to us.

As described more fully below in the section entitled “New Secured Revolving Credit Facility”, in October 2010, through a wholly-owned direct subsidiary, we entered into a five-year, $5.0 billion secured revolving credit facility. While we do not believe the proceeds of the secured revolving credit facility are required to fund operating activities, the facility is expected to provide additional liquidity and financing flexibility.

We plan to implement the following actions which will affect our liquidity:

•

We plan to purchase 83.9 million shares of our Series A Preferred Stock, which accrue cumulative dividends at a 9% annual rate, from the UST for a purchase price equal to 102% of their $2.1 billion aggregate liquidation amount pursuant to an agreement that we entered into with the UST in October 2010, conditional on the completion of the common stock offering. We intend to purchase the Series A Preferred Stock on the first dividend payment date for the Series A Preferred Stock after the completion of the public offering.

•

We expect to make a voluntary contribution to the U.S. hourly and salaried defined benefit pension plans of $4.0 billion of cash and $2.0 billion of our common stock after the completion of the public offering. The common stock contribution is contingent upon approval from the Department of Labor, which we expect to receive in the near-term.

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

Available Liquidity

Available liquidity includes cash balances and marketable securities. At September 30, 2010 available liquidity was $33.5 billion, not including funds available under credit facilities of $1.3 billion or in the Canadian Health Care Trust (HCT) escrow account of $1.0 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We manage our global liquidity using cash and highly liquid marketable securities in the U.S., cash held at our international treasury centers and available liquidity at consolidated overseas subsidiaries. The following table summarizes global liquidity (dollars in millions):

	Successor
	September 30, 2010	December 31, 2009
Cash and cash equivalents	$27,466	$22,679
Marketable securities	6,010	134

Available liquidity	33,476	22,813
Available under credit facilities	1,319	618

Total available liquidity	34,795	23,431
UST and HCT escrow accounts (a)	978	13,430

Total liquidity including UST and HCT escrow accounts	$35,773	$36,861

(a)	Classified as Restricted cash and marketable securities. Refer to Note 12 to the condensed consolidated financial statements. The remaining funds held in the UST Escrow account were released in April 2010 following the repayment of the UST Loans and Canadian Loan.

Total available liquidity increased by $11.4 billion in the nine months ended September 30, 2010 primarily due to positive cash flows of $8.3 billion from operating activities, $10.0 billion from investing activities excluding net marketable securities acquisitions and a $0.7 billion increase in amounts available under credit facilities, which were partially offset by negative cash flows of $7.9 billion from financing activities.

New Secured Revolving Credit Facility

In October 2010, through a wholly-owned, direct subsidiary (the “borrower”), we entered into a five year, $5.0 billion secured revolving credit facility, which includes a letter of credit sub-facility of up to $500 million, with Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers, Citibank, N.A., as the administrative agent, and Bank of America, N.A., as the syndication agent, and a syndicate of lenders.

While we do not believe the proceeds of the secured revolving credit facility are required to fund operating activities, the facility is expected to provide additional liquidity and financing flexibility. Availability under the secured revolving credit facility is subject to borrowing base restrictions.

We and certain of the borrower’s domestic subsidiaries guaranteed the borrower’s obligations under the secured revolving credit facility. In addition, obligations under the secured revolving credit facility are secured by substantially all of the borrower’s and the subsidiary guarantors’ domestic assets, including accounts receivable, inventory, property, plant, and equipment, real estate, intercompany loans, intellectual property, trademarks and direct investments in Ally Financial and are also secured by the equity interests of the direct, “first-tier” domestic subsidiaries of the borrower and of the subsidiary guarantors, and up to 65% of the voting equity interests in certain direct, “first-tier” foreign subsidiaries of the borrower and of the subsidiary guarantors, in each case, subject to certain exceptions. The collateral securing the secured revolving credit facility does not include, among other assets, cash, cash equivalents, marketable securities, as well as our investment in GM Financial, our investment in New Delphi and our equity interests in our Chinese joint ventures and in GM Daewoo and in the direct or indirect owners of such equity interests.

Depending on certain terms and conditions in the secured revolving credit facility, including compliance with the borrowing base requirements and certain other covenants, the borrower will be able to add one or more pari passu first lien loan facilities. The borrower will also have the ability to secure up to $2.0 billion of certain obligations of the borrower and its subsidiaries that the borrower may designate from time to time as additional pari passu first lien obligations. Second-lien debt is generally allowed but second lien debt maturing prior to the final maturity date of the secured revolving credit facility is limited to $3.0 billion in outstanding obligations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Interest rates on obligations under the secured revolving credit facility are based on prevailing per annum interest rates for Eurodollar loans or an alternative base rate plus an applicable margin, in each case, based upon the credit rating assigned to the debt evidenced by the secured revolving credit facility.

The secured revolving credit facility contains representations, warranties and covenants customary for facilities of this nature, including negative covenants restricting the borrower and the subsidiary guarantors from incurring liens, consummating mergers or sales of assets and incurring secured indebtedness, and restricting the borrower from making restricted payments, in each case, subject to exceptions and limitations. In addition, the secured revolving credit facility contains minimum liquidity covenants, which require the borrower to maintain at least $4.0 billion in consolidated global liquidity and at least $2.0 billion in consolidated U.S. liquidity.

Events of default under the secured revolving credit facility include events of default customary for facilities of this nature (including customary notice and/or grace periods, as applicable) such as:

•	The failure to pay principal at the stated maturity, interest or any other amounts owed under the secured revolving credit agreement or related documents;

•	The failure of certain of the borrower’s representations or warranties to be correct in all material respects;

•	The failure to perform any term, covenant or agreement in the secured revolving credit agreement or related documents;

•	The existence of certain judgments that are not vacated, discharged, stayed or bonded;

•	Certain cross defaults or cross accelerations with certain other debt;

•	Certain defaults under the Employee Retirement Income Security Act of 1974, as amended (ERISA);

•	A change of control;

•	Certain bankruptcy events; and

•	The invalidation of the guarantees.

While the occurrence and continuance of an event of default will restrict our ability to borrow under the secured revolving credit facility, the lenders will not be permitted to exercise rights or remedies against the collateral unless the obligations under secured revolving credit facility have been accelerated.

The secured revolving credit facility contemplates up-front fees, arrangement fees, and ongoing commitment and other fees customary for facilities of this nature.

Other Credit Facilities

We make use of credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. These credit facilities are typically held at the subsidiary level and are geographically dispersed across all regions. The following tables summarize our committed, uncommitted and major credit facilities (dollars in millions):

	Total Credit Facilities		Amounts Available under Credit Facilities
	Successor
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Committed	$2,114	$1,712	$497	$223
Uncommitted	992	842	822	395

Total	$3,106	$2,554	$1,319	$618

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Total Credit Facilities		Amounts Available under Credit Facilities
	Successor
Major Credit Facilities	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
GM Daewoo	$1,205	$1,179	$219	$—
Brazil	917	425	461	77
GM Hong Kong	200	200	170	200
Other (a)	784	750	469	341

Total	$3,106	$2,554	$1,319	$618

(a)	Consists of credit facilities available primarily at our foreign subsidiaries that are not individually significant.

At September 30, 2010 we had committed credit facilities of $2.1 billion, under which we had borrowed $1.6 billion leaving $497 million available. Of these committed credit facilities GM Daewoo held KRW 1.4 trillion (equivalent to $1.2 billion) and other entities held $909 million. In addition, at September 30, 2010 we had uncommitted credit facilities of $992 million, under which we had borrowed $170 million leaving $822 million available. Uncommitted credit facilities include lines of credit which are available to us, but under which the lenders have no legal obligation to provide funding upon our request. We and our subsidiaries use credit facilities to fund working capital needs, product programs, facilities development and other general corporate purposes.

Our largest credit facility at September 30, 2010 was GM Daewoo’s $1.2 billion revolving credit facility, which was established in October 2002 with a syndicate of banks. We expect to convert any remaining amounts outstanding to a term loan during the three months ending December 31, 2010. The loan will be required to be paid in four equal annual installments by October 2014. Borrowings under this facility bear interest based on the Korean Won denominated 91 day certificate of deposit rate. The average interest rate on outstanding amounts under this facility at September 30, 2010 was 5.5%. The borrowings are secured by certain GM Daewoo property, plant and equipment and are used by GM Daewoo for general corporate purposes, including working capital needs. In the nine months ended September 30, 2010 GM Daewoo repaid $225 million of its $1.2 billion revolving credit facility. At September 30, 2010 the credit facility had an outstanding balance of $986 million leaving $219 million available.

The balance of our credit facilities are held by geographically dispersed subsidiaries, with available capacity on the facilities primarily concentrated at a few of our subsidiaries. At September 30, 2010 GM Hong Kong had $170 million of capacity on a $200 million term facility secured by a portion of our equity interest in SGM. We expect GM Hong Kong to obtain access to a $200 million revolving facility, secured by the same collateral, which would become available in late 2010. In addition, we have $378 million of capacity on a $394 million secured term facility available to certain of our subsidiaries in Thailand over 2010 and 2011. The additional GM Hong Kong facility and the Thailand secured facility are excluded from the tables above as certain preconditions must be satisfied prior to drawing additional funds. The facilities were entered into to fund growth opportunities within GMIO and meet potential cyclical cash needs.

Restricted Cash and Marketable Securities

Pursuant to an agreement between GMCL, EDC and an escrow agent we had $1.0 billion remaining in an escrow account at September 30, 2010 to fund certain of GMCL’s healthcare obligations pending the satisfaction of certain preconditions which have not yet been met.

Cash Flow

Operating Activities

In the nine months ended September 30, 2010 we had positive cash flows from operating activities of $8.3 billion primarily due to: (1) Net income of $5.0 billion, which included non-cash charges of $5.3 billion resulting from depreciation, impairment and amortization expense (including amortization of debt issuance costs and discounts); (2) a change in income tax related balances of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

$0.5 billion; partially offset by (3) unfavorable changes in working capital of $1.3 billion; and (4) contributions to pension and OPEB plans of $1.3 billion. The unfavorable changes in working capital were related to increases in accounts receivables and inventories, partially offset by an increase in accounts payable.

In the period July 10, 2009 through September 30, 2009 we had positive cash flow from operating activities of $3.0 billion primarily due to: (1) favorable managed working capital in the amount of $6.4 billion driven mainly by the effect of increased sales and production activities on payables and the timing of certain supplier payments; (2) Net income of $1.4 billion excluding depreciation and amortization; (3) a gain of $0.5 billion on foreign currency transactions; partially offset by (4) contributions primarily for Canadian hourly and salaried defined benefit pension plans of $4.0 billion; and (5) decreases in accrued and other liabilities of $1.4 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 Old GM had negative cash flows from continuing operating activities of $18.3 billion primarily due to: (1) Net loss of $8.3 billion excluding Reorganization gains, net, and depreciation, impairment charges and amortization expense (including amortization of debt issuance costs and discounts); (2) unfavorable managed working capital of $5.6 billion; (3) change in accrued liabilities of $6.8 billion; and (4) payments of $0.4 billion for reorganization costs associated with the Chapter 11 Proceedings.

Investing Activities

In the nine months ended September 30, 2010 we had positive cash flows from investing activities of $4.1 billion primarily due to: (1) a reduction in restricted cash and marketable securities of $12.7 billion primarily related to withdrawals from the UST Credit Agreement escrow account; (2) liquidations of operating leases of $0.3 billion; and (3) an increase in cash of $0.1 billion from the consolidation of General Motors Egypt (GM Egypt); partially offset by (4) net investments in marketable securities with maturities greater than 90 days of $5.9 billion; and (5) capital expenditures of $3.1 billion.

In the period July 10, 2009 through September 30, 2009 we had negative cash flow from investing activities of $0.3 billion, which primarily related to: (1) capital expenditures of $0.9 billion; partially offset by (2) $0.3 billion related to the liquidation of operating leases; (3) $0.2 billion increase in cash due to the reconsolidation of Saab; and (4) distributions received on our Ally Financial investments of $0.1 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 Old GM had negative cash flows from continuing investing activities of $21.1 billion primarily due to: (1) increase in restricted cash and marketable securities of $18.0 billion driven primarily by the establishment of the UST and Canadian escrow accounts; (2) capital expenditures of $3.5 billion; and (3) investment in Ally Financial of $0.9 billion; partially offset by (4) liquidation of operating leases of $1.3 billion.

Financing Activities

In the nine months ended September 30, 2010 we had negative cash flows from financing activities of $7.9 billion primarily due to: (1) repayments on the UST Loans and Canadian Loan of $5.7 billion and $1.3 billion; (2) preferred dividend payments of $0.6 billion; (3) payments on a program announced in March 2009 to provide financial assistance to automotive suppliers (Receivables Program) of $0.2 billion; and (4) payments on other debt of $0.8 billion; partially offset by proceeds from other debt of $0.7 billion.

In the period July 10, 2009 through September 30, 2009 we had positive cash flow from financing activities of $3.4 billion which primarily related to: (1) funding of $4.0 billion from EDC which was converted to our equity; (2) net proceeds of $0.3 billion from the revolving bridge facility with the German federal government and certain German states (German Facility); partially offset by (3) a $0.3 billion net decrease in other debt; (4) $0.3 billion net decrease in short-term debt; and (5) a $0.4 billion payment on UST Loans related to the U.S. government warranty program.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Old GM

In the period January 1, 2009 through July 9, 2009 Old GM had positive cash flows from continuing financing activities of $44.2 billion primarily due to: (1) proceeds from the DIP Facility of $33.3 billion; (2) proceeds from the UST Loan Facility and UST Ally Financial Loan of $16.6 billion; (3) proceeds from the EDC Loan Facility of $2.4 billion; (4) proceeds from the German Facility of $1.0 billion; (5) proceeds from other debt of $0.3 billion; (6) proceeds from the Receivables Program of $0.3 billion; partially offset by (7) payments on other debt of $6.1 billion; (8) a net decrease in short-term debt of $2.4 billion; and (9) cash of $1.2 billion MLC retained as part of the 363 Sale.

Net Liquid Assets

Management believes the use of net liquid assets provides meaningful supplemental information regarding our liquidity. Accordingly, we believe net liquid assets is useful in allowing for greater transparency of supplemental information used by management in its financial and operational decision making to assist in identifying resources available to meet cash requirements. Our calculation of net liquid assets may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of net liquid assets has limitations and should not be considered in isolation from, or as a substitute for, other measures such as Cash and cash equivalents and Debt. Due to these limitations, net liquid assets is used as a supplement to U.S. GAAP measures.

The following table summarizes net liquid assets (dollars in millions):

	Successor
	September 30, 2010	December 31, 2009
Cash and cash equivalents	$27,466	$22,679
Marketable securities	6,010	134
UST and HCT escrow accounts	978	13,430

Total liquid assets	34,454	36,243
Short-term debt and current portion of long-term debt	(5,621)	(10,221)
Long-term debt	(2,945)	(5,562)

Net liquid assets	25,888	$20,460

Effect of planned Series A purchase (a)	(2,140)

Net liquid assets, adjusted for effect of planned Series A purchase	$23,748

(a)	As discussed above in the section “Recent Initiatives,” we plan to purchase 83.9 million shares of Series A Preferred Stock held by the UST at a price equal to 102% of their $2.1 billion aggregate liquidation amount, conditional upon the completion of the common stock offering.

Total liquid assets of $34.5 billion exceeded our debt balances by $25.9 billion at September 30, 2010. This represented an increase of $5.4 billion in the net liquid assets in the nine months ended September 30, 2010. The change was due to an increase of $4.8 billion in Cash and cash equivalents (as previously discussed), an increase of $5.9 billion in Marketable securities and a decrease of $7.2 billion in Short-term and Long-term debt, partially offset by a reduction of $12.5 billion in the UST Credit Agreement escrow balance. The decrease in Short-term and Long-term debt primarily related to: (1) repayment in full of the UST Loans of $5.7 billion; (2) repayment in full of the Canadian Loan of $1.3 billion; and (3) repayment in full of the loans related to the Receivables Program of $0.2 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Other Liquidity Issues

Receivables Program

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

Ally In-Transit Financing

Under wholesale financing arrangements, our U.S. dealers typically borrow money from financial institutions to fund their vehicle purchases from us. Subject to completion of the common stock offering and Series B Preferred Stock offering, we expect to terminate a wholesale advance agreement which provides for accelerated receipt of payments made by Ally Financial on behalf of our U.S. dealers pursuant to Ally Financial’s wholesale financing arrangements with dealers. Similar modifications will be made in Canada. The wholesale advance agreements cover the period for which vehicles are in transit between assembly plants and dealerships. Upon termination, we will no longer receive payments in advance of the date vehicles purchased by dealers are scheduled to be delivered, resulting in an increase of up to $2.0 billion to our accounts receivable balance, depending on sales volumes and certain other factors in the near term, and the related costs under the arrangements will be eliminated.

Loan Commitments

We have extended loan commitments to certain affiliated companies and critical business partners. These commitments can be triggered under certain conditions and expire in the years ranging from 2010 to 2014. At September 30, 2010 we had a total commitment of $711 million outstanding with $11 million loaned.

Status of Credit Ratings

We have been assigned initial ratings by four independent credit rating agencies: Dominion Bond Rating Services (DBRS), Fitch Ratings (Fitch), Moody’s Investor Service (Moody’s), and Standard & Poor’s (S&P). The ratings indicate the agencies’ assessment of a company’s creditworthiness such as its ability to timely pay principal and interest on debt securities, dividends on preferred securities and other contractual obligations. Lower credit ratings generally represent higher borrowing costs and reduced access to capital markets for a company. The agencies’ ratings are based on information provided by us as well as from other sources. The agencies consider a number of business and financial factors when determining ratings including, but not limited to, our competitive position, sustainability of our profits and cash flows, our balance sheet and liquidity profile and our ability to meet obligations under adverse economic scenarios.

DBRS, Moody’s, Fitch, and S&P currently rate our corporate credit at non-investment grade. The following table summarizes our credit ratings at November 1, 2010:

Rating Agency	Corporate	Secured Revolving Credit Facility	Senior Unsecured	Outlook
DBRS	BB	BBB (low)	N/A	Stable
Fitch	BB-	BB+	N/A	Stable
Moody’s	Ba2	Baa3	N/A	Stable
S&P	BB-	BB+	N/A	Stable

Rating actions taken by each of the credit rating agencies from October 6, 2010 through November 1, 2010 were as follows:

DBRS: October 2010 — Assigned an initial Corporate rating of BB and a rating of BBB (low) to our secured revolving credit facility.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Fitch: October 2010 — Assigned an initial Corporate rating of BB- and a rating of BB+ to our secured revolving credit facility.

Moody’s: October 2010 — Assigned an initial Corporate rating of Ba2 and assigned a rating of Baa3 to our secured revolving credit facility.

S&P: October 2010 — Assigned an initial Corporate rating of BB- and a rating of BB+ to our secured revolving credit facility.

The initial ratings assigned by the agencies are an important step towards our objective to attain an investment grade credit rating over the long term by maintaining a strong balance sheet and reducing financial leverage.

Non-Cash Charges (Gains)

The following table summarizes significant non-cash charges (gains) (dollars in millions):

	Successor			Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	July 10, 2009 Through September 30, 2009	July 1, 2009 Through July 9, 2009	January 1, 2009 Through July 9, 2009
Impairment charges related to equipment on operating leases	$17	$32	$12	$1	$63
Impairment charges related to long-lived assets	146	194	1	—	566
Loss (gain) on extinguishment of debt	—	—	—	—	(906)
Loss on extinguishment of UST Ally Financial Loan	—	—	—	—	1,994
Gain on conversion of UST Ally Financial Loan	—	—	—	—	(2,477)
Reorganization gains, net	—	—	—	(129,312)	(128,563)
Valuation allowances against deferred tax assets	—	—	—	(751)	(751)

Total significant non-cash charges (gains)	$163	$226	$13	$(130,062)	$(130,074)

Defined Benefit Pension Plan Contributions

We expect to make a voluntary contribution to the U.S. hourly and salaried defined benefit pension plans of $4.0 billion of cash and $2.0 billion of our common stock after the completion of the public offering. The common stock contribution is contingent upon approval from the Department of Labor, which we expect to receive in the near-term.

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers’ commitments, certain product-related claims and commercial loans made by Ally Financial and outstanding with certain third parties excluding residual support and risk sharing related to Ally Financial. The maximum potential obligation under these commitments is $641 million at September 30, 2010.

Our current agreement with Ally Financial requires the repurchase of Ally Financial financed inventory invoiced to dealers after September 1, 2009, with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer’s sales and service agreement. Repurchase obligations exclude vehicles which are damaged, have excessive mileage or have been altered. The repurchase obligation ends in August 2011 for vehicles invoiced through August 2010 and ends in August 2012 for vehicles invoiced through August 2011.

The maximum potential amount of future payments required to be made to Ally Financial under this guarantee would be based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock and is estimated to be $16.8 billion at September 30, 2010. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

extent vehicles are able to be resold to another dealer or at auction. The fair value of the guarantee was $30 million at September 30, 2010, which considers the likelihood of dealers terminating and estimated loss exposure for the ultimate disposition of vehicles.

Refer to Notes 17 and 23 to the condensed consolidated financial statements for additional information on guarantees we have provided.

Contractual Obligations and Other Long-Term Liabilities

On October 26, 2010, we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Notes of $2.8 billion, which resulted in a gain of $0.2 billion that will be recorded during the three months ending December 31, 2010.

Other than the repayment of the VEBA Notes and related interest, there have been no significant changes in minimum commitments under contractual obligations since June 30, 2010. Refer to Item 2 in our Quarterly Report on Form 10-Q for the period ended June 30, 2010.

Required Pension Funding Obligations

We do not have any contributions due to our U.S. qualified plans in 2010. The next pension funding valuation date based on the requirements of the Pension Protection Act (PPA) of 2006 is October 1, 2010. Based on the PPA, we have the option to select a funding interest rate for the valuation based on either the Full Yield Curve method or the 3-Segment method, both of which are considered to be acceptable methods. PPA also provides the flexibility of selecting a 3-Segment rate up to the preceding five months from the valuation date of October 1, 2010, i.e., the 3-Segment rate at May 31, 2010. Therefore, for a hypothetical valuation at September 30, 2010, we have assumed the 3-Segment rate at May 31, 2010 as the potential floor for funding interest rate that we could use for the actual funding valuation. Since this hypothetical election does not limit us to only using the 3-Segment rate beyond 2010, we have assumed that we retain the flexibility of selecting a funding interest rate based on either the Full Yield Curve method or the 3-Segment method. A hypothetical funding valuation at September 30, 2010, using the 3-Segment rate at May 31, 2010 and assuming the September 30, 2010 Full Yield Curve funding interest rate for all future valuations projects contributions of $3.9 billion and $5.4 billion in 2014 and 2015 and additional contributions may be required thereafter. Contributions of $0.5 billion and $0.1 billion may be required in 2012 and 2013 in order to preserve our flexibility to use credit balances to reduce cash contributions.

Alternatively, a hypothetical funding valuation at September 30, 2010 using the 3-Segment rate at May 31, 2010 and assuming the September 30, 2010 3-Segment funding interest rate for all future valuations projects contributions of $0.6 billion in 2015 and additional contributions may be required thereafter.

In both cases, we have assumed that the pension plans earn the expected return of 8.40% in the future and no further changes in funding interest rates. However, future funding projections are sensitive to changes in these assumptions as the following scenarios depict. Under the first funding scenario presented above, if the plan assets return 7.40% instead of 8.40% (holding all other factors constant), the contributions in 2014 and 2015 would be $4.1 billion and $5.7 billion. The contributions in 2012 and 2013 would be $0.8 billion and $0.2 billion. Under the first funding scenario presented above, if the funding interest rates were to decrease by 25 basis points (holding all other factors constant), the contributions in 2014 and 2015 would not be materially changed. However, the contributions in 2012 and 2013 would increase to $1.8 billion and $0.9 billion. A decrease of the funding interest rate by 50 basis points (holding all other factors constant) would not materially change required contributions in 2014 and 2015, but would increase contributions to $3.1 billion in 2012, and $1.8 billion in 2013. If the funding interest rates were to increase by 25 basis points (holding all other factors constant) the contributions in 2012 and 2013 would no longer be needed. The contributions in 2014 and 2015 would be $2.1 billion and $5.4 billion. If there is an increase in the funding interest rates by 50 basis points (holding all other factors constant) the contributions in 2012 and 2013 would no longer be needed and contributions of $0.6 billion and $4.5 billion would be needed in 2014 and 2015. In addition to the funding interest rate and rate of return on assets, the pension contributions could be affected by various other factors including the effect of any legislative changes.

The hypothetical valuations do not comprehend the potential election of relief provisions that are available to us under the Pension Relief Act of 2010 (PRA) for the 2010 and 2011 plan year valuations. Electing the relief provisions for either the 2010, 2011 or both

GENERAL MOTORS COMPANY AND SUBSIDIARIES

these valuations is projected to provide additional funding flexibility and allow additional deferral of significant contributions. However, the final regulations under the PRA have not yet been released, and as such we are not currently able to determine whether we would qualify or whether we would elect to avail ourselves of these relief provisions.

Required Pension Funding Obligation Assuming Voluntary Contributions of $6.0 Billion

After the completion of the common stock offering and Series B Preferred Stock offering, we intend to contribute $6.0 billion to our U.S. qualified plans consisting of cash of $4.0 billion and $2.0 billion of our common stock. We are currently awaiting the Department of Labor’s approval, which we expect to receive in the near-term, and which is required for our common stock contribution to qualify as a plan asset for funding purposes under ERISA. We assume that the approval is received in the funding projections which follow as the stock contribution is contingent on this review.

As discussed above, we do not have any required contributions due to our U.S. qualified plans in 2010 and we have the option to select a funding interest rate based on the Full Yield Curve method or the 3-Segment method. A hypothetical funding valuation at September 30, 2010, using the 3-Segment rate at May 31, 2010 and assuming the September 30, 2010 Full Yield Curve funding interest rate for all future valuations projects contributions of $2.4 billion in 2015 and additional contributions may be required thereafter.

Alternatively, a hypothetical funding valuation at September 30, 2010 using the 3-Segment rate at May 31, 2010 and assuming the September 30, 2010 3-Segment funding interest rate for all future valuations projects no contributions would be required through 2015.

In both cases, we have assumed that $6.0 billion is contributed to the pension plans as of September 30, 2010 and the pension plans earn the expected return of 8.4% in the future and no further changes in funding interest rates. However, future funding projections are sensitive to changes in these assumptions as the following scenarios depict. Under the first funding scenario presented above, if the plan assets return 7.40% instead of 8.40% (holding all other factors constant), contributions of $3.3 billion would be required in 2015. Under the first funding scenario presented above, if the funding interest rates were to decrease by 50 basis points (holding all other factors constant), contributions would be $1.6 billion and $5.5 billion in 2014 and 2015. If the funding interest rates were to increase by 50 basis points, no contributions would be required through 2015, although additional contributions may be required thereafter. In addition to the funding interest rate and rate of return on assets, the pension contributions could be affected by various other factors including the effect of any legislative changes.

The hypothetical valuations do not comprehend the potential election of relief provisions that are available to us under the PRA for the 2010 and 2011 plan year valuations. Electing the relief provisions for either the 2010, 2011 or both these valuations is projected to provide additional funding flexibility and allow additional deferral of significant contributions. However, the final regulations under the PRA have not yet been released, and as such we are not currently able to determine whether we would qualify or whether we would elect to avail ourselves of these relief provisions.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Level 3 Assets and Liabilities

At September 30, 2010 we used Level 3 inputs to measure net liabilities of $207 million (or 0.2%) of our total liabilities. These net liabilities included $31 million (or 0.1%) of the total assets, and $238 million (or 96.7%) of the total liabilities (of which $222 million were derivative liabilities) that we measured at fair value.

At September 30, 2010 net liabilities of $207 million measured using Level 3 inputs were primarily comprised of foreign currency derivatives. Foreign currency derivatives were classified as Level 3 due to an unobservable input which relates to our nonperformance risk. Given our nonperformance risk is not observable through the credit default swap market we based this measurement on an analysis of comparable industrial companies to determine the appropriate credit spread which would be applied to us by market participants. At September 30, 2010 we included a non-performance risk adjustment of $3 million in the fair value measurement of these derivatives which reflects a discount of 1.4% to the fair value before considering our credit risk. We anticipate settling these derivatives at maturity at fair value unadjusted for our nonperformance risk. Credit risk adjustments made to a derivative liability reverse as the derivative contract approaches maturity. This effect is accelerated if a contract is settled prior to maturity.

In the three months ended September 30, 2010 assets and liabilities measured using Level 3 inputs decreased $155 million from a net liability of $362 million to a net liability of $207 million primarily due to unrealized and realized gains on and the settlement of derivatives. In the nine months ended September 30, 2010 assets and liabilities measured using Level 3 inputs decreased $465 million from a net liability of $672 million to a net liability of $207 million primarily due to unrealized and realized gains on and the settlement of derivatives.

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

For periods presented after June 1, 2009 nonperformance risk for Old GM was not observable through the credit default swap market as a result of its Chapter 11 Proceedings. As a result, foreign currency derivatives with a fair market value of $1.6 billion were transferred from Level 2 to Level 3 in the period January 1, 2009 through July 9, 2009.

In the period January 1, 2009 through July 9, 2009 Old GM determined the credit profile of certain foreign subsidiaries was equivalent to Old GM’s nonperformance risk which was observable through the credit default swap market and bond market based on prices for recent trades. Accordingly, foreign currency derivatives with a fair value of $2.1 billion were transferred from Level 3 into Level 2 in the period January 1, 2009 through July 9, 2009.

Realized gains and losses related to assets and liabilities measured using Level 3 inputs did not have a material effect on operations, liquidity or capital resources in the three and nine months ended September 30, 2010 and the periods July 10, 2009 through September 30, 2009, July 1, 2009 through July 9, 2009 and January 1, 2009 through July 9, 2009.

Dividends

Since our formation, we have not paid any dividends on our common stock. We have no current plans to pay any dividends on our common stock. So long as any share of our Series A Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our Series A Preferred Stock subject to exceptions such as dividends on our common stock payable solely in shares of our common stock. In addition, our new secured revolving credit facility contains certain restrictions on our ability to pay dividends, other than dividends payable solely in our shares of our capital stock.

In particular, the VEBA Note Agreement provides that we may not pay any such dividends on our common stock unless no default or event of default has occurred under such agreement and is continuing at the time of such payment and, immediately prior to and after giving effect to such dividend, our consolidated leverage ratio is less than 3.00 to 1.00.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our payment of dividends in the future, if any, will be determined by our Board of Directors and will be paid out of funds legally available for that purpose.

On March 15, 2010, June 15, 2010 and September 15, 2010, we paid dividends of $203 million, $202 million and $203 million on our Series A Preferred Stock for the periods December 15, 2009 to March 14, 2010, March 15, 2010 to June 14, 2010 and June 15, 2010 to September 14, 2010 following approval by our Board of Directors.

Employees

At September 30, 2010 we employed 209,000 employees. The following table summarizes employment by region (in thousands):

	Successor
	September 30, 2010	December 31, 2009
GMNA (a)	106	103
GMIO (b)	62	62
GME (c)	41	50

Total Worldwide	209	215

United States — Salaried	26	26
United States — Hourly	53	51

(a)	We acquired GM Financial effective October 1, 2010. At September 30, 2010 GM Financial employed 3,000 employees in the United States and Canada. These employees were excluded from our amounts because the date of acquisition was subsequent to September 30, 2010.

(b)	GMIO includes a reduction of 2,400 employees due to the sale of our India Operations.

(c)	Decrease in GME primarily relates to the sale of Saab, employees located within Russia and Uzbekistan transferred from our GME segment to our GMIO segment and restructuring initiatives in Germany, Spain, and the United Kingdom.

Critical Accounting Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our Form S-1.

We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. We have discussed the development, selection and disclosures of our critical accounting estimates. Updates to our critical accounting estimates related to events occurring subsequent to the filing of our Form S-1 are discussed below.

Pensions

The defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected rate of return on plan assets and a discount rate. Due to significant events including those discussed in Note 19 to our consolidated financial statements in our Form S-1 and in Note 15 to the condensed consolidated financial statements, certain of the pension plans were remeasured at various dates in the periods January 1, 2010 through September 30, 2010, July 10, 2009 through December 31, 2009, January 1, 2009 through July 9, 2009 and in the years ended December 31, 2008 and 2007.

Net pension expense is calculated based on the expected return on plan assets and not the actual return on plan assets. The expected return on U.S. plan assets that is included in pension expense is determined from periodic studies, which include a review of asset

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Another key assumption in determining net pension expense is the assumed discount rate to be used to discount plan obligations. We estimate this rate for U.S. plans, using a cash flow matching approach, also called a spot rate yield curve approach, which uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. Old GM used an iterative process based on a hypothetical investment in a portfolio of high quality bonds rated AA or higher by a recognized rating agency and a hypothetical reinvestment of the proceeds of such bonds upon maturity using forward rates derived from a yield curve until the U.S. pension obligation was defeased. This reinvestment component was incorporated into the methodology because it was not feasible, in light of the magnitude and time horizon over which U.S. pension obligations extend, to accomplish full defeasance through direct cash flows from an actual set of bonds selected at any given measurement date.

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

In the U.S., from December 31, 2009 to September 30, 2010, interest rates on high quality corporate bonds have decreased and this is reflected in the remeasurement of the U.S. hourly defined benefit pension plan on September 30, 2010, which resulted in a discount rate decrease of 93 basis points, increasing the PBO by $5.8 billion. If other U.S. defined benefit pension plans were remeasured, it would result in a similar decrease in discount rate and a proportional increase in PBO holding all other factors (e.g., actuarial assumptions) constant. However, the effect of the PBO increase on funded status would have been partially offset by higher than expected asset return. Under U.S. GAAP, we are not obligated to remeasure all of the pension plans at September 30, 2010. The following tables, present a 25 basis point discount rate sensitivity analysis for our U.S. pension plans.

	25 basis point increase	25 basis point decrease
U.S. Plans Remeasured at September 30, 2010
Effect on Annual Pension Expense (in millions)	$78	$(83)
Effect on September 30, 2010 PBO (in billions)	$(1.7)	$1.7
U.S. Plans Not Remeasured at September 30, 2010 (a)
Effect on Annual Pension Expense (in millions)	$23	$(24)
Effect on December 31, 2009 PBO (in billions)	$(0.8)	$0.8

(a)	Based on December 31, 2009 remeasurements, represents 33% of total U.S. Plans PBO.

It is not possible for us to predict what the economic environment will be at our next scheduled remeasurement at December 31, 2010 or any earlier date that may be used for an interim remeasurement of our U.S. pension plans due to a significant event such as a plan amendment, curtailment or a settlement. Accordingly, discount rates and plan assets may be considerably different than those at September 30, 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Interest rates have declined since December 31, 2009, in most non-U.S. countries in which we have pension plans. If all non-U.S. plans were remeasured at September 30, 2010, we believe that the weighted average discount rate would be approximately 50 basis points lower than the rate used to measure the plans at the last remeasurement date. The following table presents a 25 basis point discount rate sensitivity analysis for non-U.S. plans.

	25 basis point increase	25 basis point decrease
Non-U.S. Plans (a)
Effect on Annual Pension Expense (in millions)	$(6)	$11
Effect on December 31, 2009 PBO (in billions)	$(0.6)	$0.7

(a)	Our largest plans are in Canada, Germany and the U.K. The largest plans in Germany and the U.K. were remeasured at June 30, 2010 and our plans in Canada at December 31, 2009.

The following table summarizes rates used to determine net pension expense:

	Successor		Predecessor
	January 1, 2010 Through September 30, 2010 (a)	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Weighted-average expected long-term rate of return on U.S. plan assets	8.50%	8.50%	8.50%	8.50%	8.50%
Weighted-average expected long-term rate of return on non-U.S. plan assets	7.34%	7.97%	7.74%	7.78%	7.85%
Weighted-average discount rate for U.S. plan obligations	5.52%	5.63%	6.27%	6.56%	5.97%
Weighted-average discount rate for non-U.S. plan obligations	5.23%	5.82%	6.23%	5.77%	4.97%

(a)	No remeasurement except for pension plans in the United Kingdom, Belgium, Germany, and Australia. The September 30, 2010 remeasurement of the U.S. hourly defined benefit pension plan had no effect on net pension expense in the nine months ended September 30, 2010.

Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effect of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to expense over future periods.

The following table summarizes the unamortized actuarial (gain) loss (before tax) on pension plans (dollars in billions):

	Successor		Predecessor
	September 30, 2010	December 31, 2009	December 31, 2008
Unamortized actuarial (gain) loss	$(0.2)	$(3.0)	$41.1

The unamortized actuarial gain of $0.2 billion at September 30, 2010, reflects the December 31, 2009 amount updated for accounting activity in the nine months ended September 30, 2010, arising primarily from the remeasurements in the non-U.S. pension plans resulting in a $0.4 billion loss and remeasurement of the U.S. hourly defined benefit pension plan resulting in a $2.4 billion loss.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the actual and expected return on pension plan assets (dollars in billions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
U.S. actual return (a)	$9.9	$(0.2)	$(11.4)	$10.1
U.S. expected return	$3.0	$3.8	$8.0	$8.0
Non-U.S. actual return (a)	$1.2	$0.2	$(2.9)	$0.5
Non-U.S. expected return	$0.4	$0.4	$1.0	$1.0

(a)	Actual return not available for the nine months ended September 30, 2010 as all of the plans were not remeasured.

Based on the last full set of pension plan remeasurements that was completed at December 31, 2009, a change in the expected return on assets (EROA) assumption has the following effects: For the U.S. plans, an increase in the EROA of 25 basis points will decrease annual pension expense by $193 million; while a decrease to the EROA of 25 basis points will increase pension expense by $193 million. For the non-U.S. plans, an increase in the EROA of 25 basis points will decrease annual pension expense by $32 million, while a decrease to the EROA of 25 basis points will increase pension expense by $32 million.

The U.S. pension plans generally provide covered U.S. hourly employees hired prior to October 15, 2007 with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. Early retirement supplements are also provided to those who retire prior to age 62. Hourly employees hired after October 15, 2007 participate in a cash balance pension plan. Formulas providing for such stated amounts are contained in the applicable labor contract. Pension expense in the nine months ended September 30, 2010, the periods July 10, 2009 through December 31, 2009, January 1, 2009 through July 9, 2009, and in the years ended December 31, 2008 and 2007 and the pension obligations at September 30, 2010, December 31, 2009 and 2008 do not comprehend any future benefit increases or decreases that may occur beyond current labor contracts. The usual cycle for negotiating new labor contracts is every four years. There is not a past practice of maintaining a consistent level of benefit increases or decreases from one contract to the next.

The following data illustrates the sensitivity of changes in pension expense and pension obligation based on the last remeasurement of the U.S. hourly pension plan at September 30, 2010, as a result of changes in future benefit units for U.S. hourly employees, effective after the expiration of the current contract:

Change in future benefit units	Annual Effect on Pension Expense	Effect on September 30, 2010 PBO
One percentage point increase in benefit units	+$96 million	+$292 million
One percentage point decrease in benefit units	-$94 million	-$283 million

We utilize a variety of pricing sources to estimate the fair value of our pension assets, including: independent pricing vendors, dealer or counterparty supplied valuations, third party appraisals, appraisals prepared by investment managers, or investment sponsor or third party administrator supplied net asset value (NAV) used as a practical expedient.

A significant portion of our pension assets are classified within the fair value hierarchy as Level 3 fair value measurements. Pension assets for which fair value is determined through the use of NAV per share and for which we may not have the ability to redeem our entire investment with the investee at NAV as of the measurement date, are classified as Level 3 fair value measurements. In addition, we classify pension assets that include significant unobservable inputs as Level 3 in the fair value hierarchy.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Significant assets classified as Level 3, with the related Level 3 inputs to valuation that may be subject to volatility and change, and additional considerations for leveling, are as follows:

•

Government, agency and corporate debt securities — Pricing services and dealers often use proprietary pricing models which incorporate unobservable inputs. These inputs primarily consist of yield and credit spread assumptions. Additionally, management may consider other security attributes such as liquidity, market activity, price level, credit ratings and geo-political risk, in assessing the observability of inputs used by pricing services or dealers, which may affect placement in the fair value hierarchy.

•

Agency, non-agency mortgage and other asset-backed securities — Pricing services and dealers often use proprietary pricing models which incorporate unobservable inputs. These inputs typically consist of prepayment curves, discount rates, default assumptions and recovery rates. Additionally, management may consider other security attributes such as liquidity, market activity, price level, credit ratings and geo-political risk, in assessing the observability of inputs used by pricing services or dealers, which may affect placement in the fair value hierarchy.

•

Investment funds/Private equity and debt investments/Real estate assets — Level 3 inputs for alternative investment funds and special purpose entities (e.g., limited partnerships, limited liability companies) include estimated changes in the composition or performance of the underlying investment portfolio, overall market conditions and other economic factors that may possibly have a favorable or unfavorable effect on the reported NAV per share (or its equivalent) between the NAV calculation date and the financial reporting measurement date. When NAV was not used as a practical expedient, Level 3 factors used in estimating fair value included NAV (as one factor), overall market conditions, and expected future cash flows.

Refer to Note 4 to our consolidated financial statements in our Form S-1 for a more detailed discussion of the inputs used to determine fair value for each significant asset class or category.

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

Beginning in September 2008, the discount rate used for the benefits to be paid from the UAW retiree medical plan during the period September 2008 through December 2009 is based on a yield curve which uses projected cash flows of representative high-quality AA rated bonds matched to spot rates along a yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. All other U.S. OPEB plans started using a discount rate based on a yield curve on July 10, 2009. The UAW retiree medical plan was settled on December 31, 2009 and the plan assets were contributed to the New VEBA as part of the payment terms under the 2009 Revised UAW Settlement Agreement. We are released from UAW retiree healthcare claims incurred after December 31, 2009.

An estimate is developed of the healthcare cost trend rates used to value benefit obligations through review of historical retiree cost data and near-term healthcare outlook which includes appropriate cost control measures that have been implemented. Changes in the assumed discount rate or healthcare cost trend rate can have significant effect on the actuarially determined obligation and related U.S. OPEB expense. As a result of modifications made as part of the 363 Sale, there are no significant uncapped U.S. healthcare plans remaining at December 31, 2009 and, therefore, the healthcare cost trend rate no longer has a significant effect on the U.S. plans.

The significant non-U.S. OPEB plans cover Canadian employees. The discount rates for the Canadian plans are determined using a cash flow matching approach, similar to the U.S. OPEB obligations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Due to the significant events discussed in Note 19 to our consolidated financial statements in our Form S-1, the U.S. and non-U.S. OPEB plans were remeasured at various dates in the periods July 10, 2009 through December 31, 2009, January 1, 2009 through July 9, 2009 and in the years ended December 31, 2008 and 2007.

Significant differences in actual experience or significant changes in assumptions may materially affect the OPEB obligations. The effects of actual results differing from assumptions and the effects of changing assumptions are included in net actuarial gains and losses in Accumulated other comprehensive income (loss) that are subject to amortization over future periods.

From December 31, 2009 to September 30, 2010, interest rates on high quality corporate bonds have declined in the U.S. and Canada. We believe that a discount rate calculated at September 30, 2010 using the methods described previously for OPEB plans would be approximately 85 basis points lower for U.S. OPEB plans and 50 basis points lower for Canadian OPEB plans than the rates used to measure the plans at December 31, 2009, the date of the last remeasurements. As a result, funded status would decrease if the plans were remeasured at September 30, 2010, holding all other factors constant (e.g., actuarial assumptions). Under U.S. GAAP, we are not obligated to remeasure the plans at September 30, 2010.

The following table summarizes the estimated effect of a 25 basis point change in discount rate:

	Change in Assumption
	25 basis point increase	25 basis point decrease
U.S. Plans
Effect on Annual OPEB Expense (in millions)	$5	$(3)
Effect on December 31, 2009 APBO (in billions)	$(0.1)	$0.1

Non-U.S. Plans
Effect on Annual OPEB Expense (in millions)	$1	$(1)
Effect on December 31, 2009 APBO (in billions)	$(0.1)	$0.1

It is not possible for us to predict what the economic environment will be at our next scheduled remeasurement at December 31, 2010 or any earlier date that may be used for an interim remeasurement of the OPEB plans due to a significant event such as a plan amendment, curtailment or a settlement. Accordingly, discount rates may be considerably different than those at September 30, 2010.

The following table summarizes the weighted-average discount rate used to determine net OPEB expense for the significant plans:

	Successor		Predecessor
	January 1, 2010 Through September 30, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Weighted-average discount rate for U.S. plans	5.57%	6.81%	8.11%	7.02%	5.90%
Weighted-average discount rate for non-U.S. plans	5.22%	5.47%	6.77%	5.90%	5.00%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the healthcare cost trend rates used in the last remeasurement of the accumulated postretirement benefit obligations (APBO) at December 31:

	Successor		Predecessor
	December 31, 2009		December 31, 2008
Assumed Healthcare Trend Rates	U.S. Plans (a)	Non U.S. Plans (b)	U.S. Plans	Non U.S. Plans
Initial healthcare cost trend rate	—%	5.4%	8.0%	5.5%
Ultimate healthcare cost trend rate	—%	3.3%	5.0%	3.3%
Number of years to ultimate trend rate	—	8	6	8

(a)	As a result of modifications made to healthcare plans in connection with the 363 Sale, there are no significant uncapped U.S. healthcare plans remaining at December 31, 2009 and, therefore, the healthcare cost trend rate does not have a significant effect on the U.S. plans.

(b)	The implementation of the HCT in Canada is anticipated and will significantly reduce our exposure to changes in the healthcare cost trend rate.

The following table summarizes the effect of a one-percentage point change in the assumed healthcare trend rates based on the last remeasurement of the benefit plans at December 31, 2009:

	U.S. Plans (a)		Non-U.S. Plans (b)
Change in Assumption	Effect on 2010 Aggregate Service and Interest Cost	Effect on December 31, 2009 APBO	Effect on 2010 Aggregate Service and Interest Cost		Effect on December 31, 2009 APBO
One percentage point increase	$—	$—	+$	14 million	+$	413 million
One percentage point decrease	$—	$—	–$	11 million	–$	331 million

(a)	As a result of modifications made to healthcare plans in connection with the 363 Sale, there are no significant uncapped U.S. healthcare plans remaining at December 31, 2009 and, therefore, the healthcare cost trend rate does not have a significant effect in the U.S.

(b)	The implementation of the HCT in Canada is anticipated and will significantly reduce our exposure to changes in the healthcare cost trend rate.

Impairment of Goodwill

Goodwill is tested for impairment in the fourth quarter of each year for all reporting units, or more frequently if events occur or circumstances change that would warrant such a review. Our reporting units are GMNA, GME, and various reporting units within the GMIO segment. Because of the integrated nature of our manufacturing operations and the sharing of vehicle platforms among brands, assets and other resources are shared extensively within GMNA and GME and financial information by brand or country is not discrete below the operating segment level. Therefore, GMNA and GME do not contain reporting units below the operating segment level. However, GMIO is less integrated given the lack of regional trade pacts and other unique geographical differences and thus contains separate reporting units below the operating segment level.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At September 30, 2010 and December 31, 2009 we had goodwill of $30.6 billion and $30.7 billion, which predominately arose upon the application of fresh-start reporting. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value, and the difference between the U.S. GAAP and fair value amounts gives rise to goodwill, which is a residual. Our employee benefit related accounts were recorded in accordance with ASC 712, “Compensation-Nonretirement Postemployment Benefits” and ASC 715, “Compensation-Retirement Benefits” and deferred income taxes were recorded in accordance with ASC 740, “Income Taxes.” Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in goodwill. If all identifiable assets and liabilities had been recorded at fair value upon application of fresh-start reporting, no goodwill would have resulted.

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

Future goodwill impairments would occur should the fair value-to-U.S. GAAP adjustments differences decrease. Goodwill resulted from our recorded liabilities for certain employee benefit obligations being higher than the fair value of these obligations because lower discount rates were utilized in determining the U.S. GAAP values compared to those utilized to determine fair values. The discount rates utilized to determine the fair value of these obligations were based on our incremental borrowing rates, which included our nonperformance risk. Our incremental borrowing rates are also affected by changes in market interest rates. Further, the recorded amounts of our assets were lower than their fair values because of the recording of valuation allowances on certain of our deferred tax assets. The difference between these fair value-to-U.S. GAAP amounts would decrease upon an improvement in our credit rating, thus resulting in a decrease in the spread between our employee benefit related obligations under U.S. GAAP and their fair values. A decrease will also occur upon reversal of our deferred tax asset valuation allowances. Should the fair value-to-U.S. GAAP adjustments differences decrease for these reasons, the implied goodwill balance will decline. Accordingly, at the next annual or event-driven goodwill impairment test, to the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment could occur. Future goodwill impairments could also occur should we reorganize our internal reporting structure in a manner that changes the composition of one or more of our reporting units. Upon such an event, goodwill would be reassigned to the affected reporting units using a relative-fair-value allocation approach and not based on the amount of goodwill that was originally attributable to fair value-to-U.S. GAAP differences that gave rise to goodwill.

In the three months ended June 30, 2010 there were event driven changes in circumstances within our GME reporting unit that warranted the testing of goodwill for impairment. Anticipated competitive pressure on our margins in the near- and medium-term led us to believe that the goodwill associated with our GME reporting unit may be impaired. Utilizing the best available information at June 30, 2010 we performed a step one goodwill impairment test for our GME reporting unit, and concluded that goodwill was not impaired. The fair value of our GME reporting unit was estimated to be approximately $325 million over its carrying amount. If we had not passed step one, we believe the amount of any goodwill impairment would approximate $140 million representing the net decrease, from July 9, 2009 through June 30, 2010, in the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill.

We utilized a discounted cash flow methodology to estimate the fair value of our GME reporting unit. The valuation methodologies utilized were consistent with those used in our application of fresh-start reporting on July 10, 2009, as discussed in Note 2 to our consolidated financial statements in our Form S-1, and in our 2009 annual and event driven GME impairment tests and result in Level 3 measures within the valuation hierarchy. Assumptions used in our discounted cash flow analysis that had the most significant effect on the estimated fair value of our GME reporting unit include:

•	Our estimated weighted-average cost of capital (WACC);

•	Our estimated long-term growth rates; and

•	Our estimate of industry sales and our market share.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We used a WACC of 22.0% that considered various factors including bond yields, risk premiums, and tax rates; a terminal value that was determined using a growth model that applied a long-term growth rate of 0.5% to our projected cash flows beyond 2015; and industry sales of 18.4 million vehicles and a market share for Opel/Vauxhall of 6.45% based on vehicle sales volume in 2010 increasing to industry sales of 22.0 million vehicles and a market share of 7.4% in 2015.

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

The following table summarizes the approximate effects that a change in the WACC and long-term growth rate assumptions would have had on our determination of the fair value of our GME reporting unit at June 30, 2010 keeping all other assumptions constant (dollars in millions):

Change in Assumption	Effect on Fair Value of GME Reporting Unit at June 30, 2010
One percentage point decrease in WACC	+$272
One percentage point increase in WACC	-$247
One-half percentage point increase in long-term growth rate	+$ 38
One-half percentage point decrease in long-term growth rate	-$ 36

Refer to Note 8 to the condensed consolidated financial statements for additional information on goodwill impairments.

During the three months ended December 31, 2009 we performed our annual goodwill impairment testing for all of our reporting units and event driven impairment testing for our GME and certain other reporting units in GMIO. Based on this testing, we determined that goodwill was not impaired. Refer to Notes 12 and 25 to our consolidated financial statements in our Form S-1 for additional information on goodwill impairments.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Refer to Note 22 to our consolidated financial statements in our Form S-1 for additional information on the recording of valuation allowances.

Accounting Standards Not Yet Adopted

Refer to Note 3 to the condensed consolidated financial statements.

Forward-Looking Statements

In this report and in reports we subsequently file with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions to identify forward-looking statements that represent our current judgment about possible future events. All statements in this report, and in related comments by our management, other than statements of historical facts, including statements about future events or financial performance, are forward-looking statements that involve certain risks and uncertainties.

In making these statements we rely on assumptions and analyses made in light of our experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate in the circumstances. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. Whether future results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, including the risks and uncertainties discussed in this report under the caption “Risk Factors” and elsewhere, including below. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K, include among others the following, many of which are beyond our control:

•	Our ability to realize production efficiencies and to achieve reductions in costs as a result of our restructuring initiatives and labor modifications;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

•

Our ability to take actions we believe are important to our long-term strategy, including our ability to enter into certain material transactions outside of the ordinary course of business, which may be limited due to significant covenants in our new secured revolving credit facility;

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

•	Our ability to develop captive financing capability, including through GM Financial;

•	Overall strength and stability of general economic conditions and of the automotive industry, both in the United States and in global markets;

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

•

Significant increases in our pension expense or projected pension contributions resulting from changes in the value of plan assets, the discount rate applied to value the pension liabilities or other assumption changes; and

•	Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We caution readers not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events, or other such factors that affect the subject of these statements, except where we are expressly required to do so by law.

*   *   *   *   *   *   *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since June 30, 2010. Refer to Item 3 in our Quarterly Report on Form 10-Q for the period ended June 30, 2010.

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

Our management, with the participation of our Chairman and CEO and Vice Chairman and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2010. Based on this evaluation, our CEO and CFO concluded that, at that date, the disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at a reasonable assurance level because of a material weakness in internal control over financial reporting at GM at December 31, 2009 as reported in our Form S-1 that continues to exist.

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

We believe that the remediation activities completed at December 31, 2009 and discussed in our Form S-1 would have been sufficient to allow us to conclude that the previously identified material weakness no longer existed at December 31, 2009. However, due to the complexity of fresh-start adjustments resulting from the Chapter 11 Proceedings and the related 363 Sale in 2009 and the number of accounting periods open at one time, management did not have clear visibility into the operational effectiveness of newly remediated controls within the period-end financial reporting process. In some cases, management was not able to sufficiently test the operating effectiveness of certain remediated controls in 2009 and to conclude that the controls related to the period-end financial reporting process were operating effectively. During the nine months ended September 30, 2010, management has begun testing the operational effectiveness of the newly remediated controls within the period-end financial reporting process and has led various initiatives, including training, to help ensure those controls would operate as they had been designed and deployed during the 2009 material weakness remediation efforts. Management has identified additional opportunities to ensure the operating effectiveness and efficiency of the Company’s internal controls related to the period-end financial reporting process, including procedures and controls related to the preparation of the statement of cash flows. Management will not conclude as to whether the material weakness in the period-end financial reporting process has been remediated until completion of our annual control testing and assessment process.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Corporate Accounting and other key departments had their resources augmented by utilizing external resources and performing additional closing procedures in 2010. As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the condensed consolidated financial statements of the Company at and for the three and nine months ended September 30, 2010, fairly present in all material respects, the financial condition and results of operations in conformity with U.S. GAAP.

Other than as previously described, there have not been any other changes in internal control over financial reporting in the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and procedures and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process; therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

*   *   *   *   *   *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

The following section summarizes material pending legal proceedings to which the Company is a party, other than ordinary routine litigation incidental to the business. We and the other defendants affiliated with us intend to defend all of the following actions vigorously.

Canadian Export Antitrust Class Actions

Approximately eighty purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001, have been filed in various state and federal courts against General Motors Corporation, GMCL, Ford Motor Company, Chrysler, LLC, Toyota Motor Corporation, Honda Motor Co., Ltd., Nissan Motor Company, Limited, and Bavarian Motor Works and their Canadian affiliates, the National Automobile Dealers Association, and the Canadian Automobile Dealers Association. The federal court actions have been consolidated for coordinated pretrial proceedings under the caption In re New Market Vehicle Canadian Export Antitrust Litigation Cases in the U.S. District Court for the District of Maine, and the more than 30 California cases have been consolidated in the California Superior Court in San Francisco County under the case captions Belch v. Toyota Corporation, et al. and Bell v. General Motors Corporation. Old GM’s liability in these matters was not assumed by General Motors Company as part of the 363 Sale. GMCL was not part of Old GM’s bankruptcy proceeding and potentially remains liable in all matters. In the California state court cases, oral arguments on the plaintiffs’ motion for class certification and defendants’ motion in limine were heard on April 21, 2009. The court ruled that it would certify a class. Defendants written appeal to the appropriate California court was denied. Defendants are preparing other substantive motions for summary judgment. In the Minnesota state court cases, the court granted defendants’ motions to lift the stay of proceedings and granted summary judgment on September 16, 2010. Plaintiffs have not yet filed an appeal.

The nearly identical complaints alleged that the defendant manufacturers, aided by the association defendants, conspired among themselves and with their dealers to prevent the sale to U.S. citizens of vehicles produced for the Canadian market and sold by dealers in Canada. The complaints alleged that new vehicle prices in Canada are 10% to 30% lower than those in the United States, and that preventing the sale of these vehicles to U.S. citizens resulted in the payment of higher than competitive prices by U.S. consumers. The complaints, as amended, sought injunctive relief under U.S. antitrust law and treble damages under U.S. and state antitrust laws, but did not specify damages. The complaints further alleged unjust enrichment and violations of state unfair trade practices act. On March 5, 2004, the U.S. District Court for the District of Maine issued a decision holding that the purported indirect purchaser classes failed to state a claim for damages under federal antitrust law but allowed a separate claim seeking to enjoin future alleged violations to continue. The U.S. District Court for the District of Maine on March 10, 2006 certified a nationwide class of buyers and lessees under Federal Rule 23(b)(2) solely for injunctive relief, and on March 21, 2007 stated that it would certify 20 separate statewide class actions for damages under various state law theories under Federal Rule 23(b)(3), covering the period from January 1, 2001 to April 30, 2003. On October 3, 2007, the U.S. Court of Appeals for the First Circuit heard oral arguments on Old GM’s consolidated appeal of both class certification orders.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Patent Infringement Litigation

On July 10, 2009, Kruse Technology Partnership v. General Motors Company was filed in the U.S. District Court for the Central District of California. In Kruse, the plaintiff alleges that we infringed three U.S. patents related to “Internal Combustion Engine with Limited Temperature Cycle” by making and selling diesel engines. The plaintiff has not made a claim specifying damages in this case. However, in a similar case filed against Old GM in December 2008, plaintiff asserted that its royalty damages would be significantly more than $100 million. In April 2009, the plaintiff filed a separate patent infringement action against DMAX, Inc., then a joint venture between Isuzu Diesel Services of America, Inc. and Old GM, and which is now a joint venture between Isuzu Diesel Services of America, Inc. and General Motors LLC, our subsidiary. DMAX manufactures and assembles mechanical and other components of Duramax diesel engines for sale to us. The plaintiff asserted that its royalty damages claim against DMAX, Inc. would exceed $100 million and requests an injunction in both the case against DMAX and the case against General Motors LLC. In October 2010, the parties reached a tentative settlement to resolve the issues in this case.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Unintended Acceleration Class Actions

We have been named as a co-defendant in two of the many class action lawsuits brought against Toyota arising from Toyota’s recall of certain vehicles related to reports of unintended acceleration. The two cases are Nimishabahen Patel v. Toyota Motors North America, Inc. et al. (filed in the United States District Court for the District of Connecticut on February 9, 2010) and Darshak Shah v. Toyota Motors North America, Inc. et al. (filed in the United States District court for the District of Massachusetts on or about February 16, 2010). The 2009 and 2010 model year Pontiac Vibe, which was manufactured by a joint venture between Toyota and Old GM, included components that were common with those addressed by the Toyota recall and were accordingly the subject of a parallel recall by us. Each case makes allegations regarding Toyota’s conduct related to the condition addressed by the recall and asserts breaches of implied and express warranty, unjust enrichment and violation of consumer protection statutes and seeks actual damages, multiple damages, attorneys fees, costs and injunctive relief on behalf of classes of vehicle owners which include owners of 2009 and 2010 model year Pontiac Vibes. The cases were consolidated in the multi-district proceeding pending in the Central District of California created to administer all cases in the Federal court system addressing Toyota unintended acceleration issues. Although a comprehensive assessment of the cases is not possible at this time, we believe that, with respect to the overwhelming majority of Pontiac vehicles addressed by the two cases, the claims asserted are barred by the Sale Approval Order entered by the United States Bankruptcy Court for the Southern District of New York on July 5, 2009. Moreover, on August 2, 2010, a consolidated complaint was filed in the multi-district proceeding and we were omitted from the list of named defendants. Accordingly, it is possible that the claims asserted will not be further pursued against us.

UAW VEBA Contribution Claim

On April 6, 2010, the UAW filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached our obligation to contribute $450 million to the New VEBA. The UAW alleges that we were required to make this contribution pursuant to the UAW-Delphi-GM Memorandum of Understanding Delphi Restructuring dated June 22, 2007. The UAW is seeking payment of $450 million. We were served with the complaint on September 17, 2010.

AmeriCredit Transaction Claims

On July 27, 2010 Robert Hatfield, Derivatively on behalf of AmeriCredit Corp v, Clifton Morris, Jr. et al. was filed in the district court for Tarrant County, Texas. General Motors Holdings, LLC and General Motors Company (the GM Entities) are two of the named defendants. Among other allegations, the complaint alleges that the individual defendants breached their fiduciary duty with regard to the proposed transaction between AmeriCredit and GM. The GM Entities are accused of aiding and abetting the alleged breach of fiduciary duty by the individual defendants (officers and directors of AmeriCredit). Among other relief, the complaint sought to enjoin the transaction from closing; however, no motion for an injunction was filed. It is not possible to determine the likelihood of success or reasonably ascertain the amount of any attorneys’ fees or costs that may be awarded.

On July 28, 2010 Labourers Pension Fund of Eastern and Central Canada, on behalf of itself and all others similarly situated v. AmeriCredit Corp, et al. was filed in the district court for Tarrant County, Texas. General Motors Company is one of the named defendants. The plaintiff seeks class action status and alleges that AmeriCredit and the individual defendants (officers and directors of AmeriCredit) breached their fiduciary duties in negotiating and approving the proposed transaction between AmeriCredit and GM. We are accused of aiding and abetting the alleged breach of fiduciary duty. Among other relief, the complaint sought to enjoin both the transaction from closing as well as a shareholder vote on the proposed transaction; however, no motion for an injunction was filed. No determination has been made that the case may be maintained as a class action, and it is not possible to determine the likelihood of liability or reasonably ascertain the amount of any damages.

On or about August 6, 2010, Clara Butler, Derivatively on behalf of AmeriCredit Corp v. Clifton Morris, Jr. et al, was filed in the district court for Tarrant County, Texas. General Motors Holdings, LLC and General Motors Company are among the named defendants. Like previously filed litigation related to the proposed AmeriCredit acquisition, the complaint initiating this case alleges that individual officers and directors of AmeriCredit breached their fiduciary duties to AmeriCredit shareholders. The GM Entities are accused of breaching a fiduciary duty and aiding and abetting the individual defendants in usurping a corporate opportunity. Among

GENERAL MOTORS COMPANY AND SUBSIDIARIES

other relief, the complaint seeks to rescind the AmeriCredit transaction and sought to enjoin its consummation, and also to award plaintiff costs and disbursements including attorneys’ and expert fees; however, no motion for an injunction was filed. It is not possible to determine the likelihood of success or reasonably ascertain the amount of any attorneys’ fees or costs that may be awarded.

On September 1, 2010, Douglas Mogle, on behalf of himself and all others similarly situated v. AmeriCredit Corp., et al. was filed in the district court for Tarrant County, Texas. General Motors Company is among the named defendants. This complaint is similar to the Labourers Pension Fund complaint discussed above.

Korean Labor Litigation

Commencing on or about September 29, 2010, current and former hourly employees of GM Daewoo, our majority-owned affiliate in the Republic of Korea, filed four separate group actions in the Incheon District Court in Incheon, Korea. The cases allege that GM Daewoo failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. GM Daewoo may receive additional claims by hourly employees in the future. Similar cases have been brought against other large employers in the Republic of Korea. This case is in its earliest stages and the scope of claims asserted may change. However, based on a preliminary analysis of the claims currently asserted, the allegations of plaintiffs if accepted in their entirety represent a claim of approximately 454 billion Korean won, which is approximately $400 million.

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

Our business and financial results are highly sensitive to sales volume, as demonstrated by the effect of sharp declines in vehicle sales on our business in the U.S. since 2007 and globally since 2008. Vehicle sales in the U.S. have fallen significantly on an annualized basis since their peak in 2007, and sales globally have shown steep declines on an annualized basis since their peak in January 2008. Many of the economic and market conditions that drove the drop in vehicle sales, including declines in real estate and equity values, increases in unemployment, tightened credit markets, depressed consumer confidence and weak housing markets, continue to affect sales. In addition, recent concerns over levels of sovereign indebtedness have contributed to a renewed tightening of credit markets in some of the markets in which we do business. Although vehicle sales began to recover in certain of our markets in the three months ended December 31, 2009 and the recovery has continued through September 30, 2010, the recovery in vehicle sales in certain of our markets, including North America, has been proceeding slowly and there is no assurance that this recovery in vehicle sales will continue or spread across all our markets. Further, sales volumes may again decline severely or take longer to recover than we expect, and if they do, our results of operations and financial condition will be materially adversely affected.

Our ability to change public perception of our company and products is essential to our ability to attract a sufficient number of consumers to consider our vehicles, particularly our new products, which is critical to our ability to achieve long-term profitability.

Our ability to achieve long-term profitability depends on our ability to entice consumers to consider our products when purchasing a new vehicle. The automotive industry, particularly in the U.S., is very competitive, and our competitors have been very successful in persuading customers that previously purchased our products to purchase their vehicles instead as is reflected by our loss of market

GENERAL MOTORS COMPANY AND SUBSIDIARIES

share over the past three years. We believe that this is due, in part, to a negative public perception of our products in relation to those of some of our competitors. Changing this perception, including with respect to the fuel efficiency of our products, as well as the perception of our company in light of Old GM’s bankruptcy and our status as a recipient of aid under TARP, will be critical to our long-term profitability. If we are unable to change public perception of our company and products, especially our new products, including cars and crossovers, our results of operations and financial condition could be materially adversely affected.

The pace of introduction and market acceptance of new vehicles is important to our success, and the frequency of new vehicle introductions and vehicle improvements may be materially adversely affected by reductions in capital expenditures.

Our competitors have introduced new and improved vehicle models designed to meet consumer expectations and will continue to do so. Our profit margins, sales volumes, and market shares may decrease if we are unable to produce models that compare favorably to these competing models. If we are unable to produce new and improved vehicle models on a basis competitive with the models introduced by our competitors, including models of smaller vehicles, demand for our vehicles may be materially adversely affected. Further, the pace of our development and introduction of new and improved vehicles depends on our ability to implement successfully improved technological innovations in design, engineering, and manufacturing, which requires extensive capital investment. Any capital expenditure cuts in these areas that we may determine to implement in the future to reduce costs and conserve cash could reduce our ability to develop and implement improved technological innovations, which may materially reduce demand for our vehicles.

Our future competitiveness and ability to achieve long-term profitability depends on our ability to control our costs, which requires us to successfully implement restructuring initiatives throughout our automotive operations.

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

We operate in a highly competitive industry that has excess manufacturing capacity and attempts by our competitors to sell more vehicles could have a significant negative effect on our vehicle pricing, market share, and operating results.

The global automotive industry is highly competitive, and overall manufacturing capacity in the industry exceeds demand. Many manufacturers have relatively high fixed labor costs as well as significant limitations on their ability to close facilities and reduce fixed costs. Our competitors may respond to these relatively high fixed costs by attempting to sell more vehicles by adding vehicle enhancements, providing subsidized financing or leasing programs, offering option package discounts or other marketing incentives, or reducing vehicle prices in certain markets. In addition, manufacturers in lower cost countries such as China and India have emerged as competitors in key emerging markets and announced their intention of exporting their products to established markets as a bargain alternative to entry-level automobiles. These actions have had, and are expected to continue to have, a significant negative effect on our vehicle pricing, market share, and operating results, and present a significant risk to our ability to enhance our revenue per vehicle.

Our competitors may be able to benefit from the cost savings offered by industry consolidation or alliances.

Designing, manufacturing and selling vehicles is capital intensive and requires substantial investments in manufacturing, machinery, research and development, product design, engineering, technology and marketing in order to meet both consumer preferences and regulatory requirements. Large OEMs are able to benefit from economies of scale by leveraging their investments and activities on a global basis across brands and nameplates. If our competitors consolidate or enter into other strategic agreements such as alliances, they may be able to take better advantage of these economies of scale. We believe that competitors may be able to benefit from the cost savings offered by consolidation or alliances, which could adversely affect our competitiveness with respect to those competitors. In addition, competitors could use consolidation or alliances as a means of enhancing their competitiveness or liquidity position, which could also materially adversely affect our business.

Our business plan and other obligations require substantial liquidity, and inadequate cash flow could materially adversely affect our financial condition and future business operations.

We will require substantial liquidity to support our business plan and meet other funding requirements. We expect total engineering and capital spending of approximately $12.0 billion in 2010 as we continue to refresh and broaden our product portfolio, increase our sales, and develop advanced technologies, with continued substantial expenditures on engineering and capital spending in subsequent years. In addition, at September 30, 2010 we have debt maturities and capital lease obligations of $4.0 billion through 2014, after giving effect to the repayment in full of the outstanding amount (including accreted interest) of the VEBA Notes of $2.8 billion on October 26, 2010. We plan to make a $6.0 billion voluntary contribution to U. S. pension plans in 2010, consisting of cash of $4.0 billion and $2.0 billion of our common stock. These voluntary contributions are contingent upon completion of the common stock offering and Series B Preferred Stock offering. The stock contribution is contingent on approval from the Department of Labor that the stock will qualify as a plan asset for funding purposes. These contributions are expected to satisfy our mandatory funding through 2014. In the event we do not make this voluntary contribution, our potential funding requirements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Other Long-Term Liabilities”. We also expect to spend $785 million to $970 million to fund various escrow deposits or make payments in connection

GENERAL MOTORS COMPANY AND SUBSIDIARIES

with certain South American income and indirect tax-related administrative and legal proceedings. We also anticipate continued expenditures to implement long-term cost savings and restructuring plans, including our Opel/Vauxhall restructuring plan. In addition to the foregoing liquidity needs, we also have minimum liquidity covenants in our new secured revolving credit facility, which require us to maintain at least $4.0 billion in consolidated global liquidity and at least $2.0 billion in consolidated U.S. liquidity. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a further discussion of these liquidity requirements.

If our liquidity levels approach the minimum liquidity levels necessary to support our normal business operations, we may be forced to raise additional capital on terms that may not be favorable, curtail engineering and capital spending, and reduce research and development and other programs that are important to the future success of our business. A reduction in engineering and capital and research and development spending would negatively affect our ability to meet planned product launches and to refresh our product line-up at the pace contemplated in our business plan. If this were to happen, our future revenue and profitability could be negatively affected.

Although we believe we possess sufficient liquidity to operate our business, our ability to maintain adequate liquidity over the long-term will depend significantly on the volume, mix and quality of our vehicle sales and our ability to minimize operating expenses. Our liquidity needs are sensitive to changes in each of these and other factors.

As part of our business plan, we have reduced compensation for our most highly paid executives and have reduced the number of our management and non-management salaried employees, and these actions may materially adversely affect our ability to hire and retain salaried employees.

As part of the cost reduction initiatives in our business plan, and pursuant to the direction of the Special Master for TARP Executive Compensation (the Special Master), the form and timing of the compensation for our most highly paid executives is not competitive with that offered by other major corporations. Furthermore, while we have repaid in full our indebtedness under our secured credit agreement with the UST dated July 10, 2009, as amended (the UST Credit Agreement), the executive compensation and corporate governance provisions of Section 111 of the Emergency Economic Stabilization Act of 2008, as amended (the EESA), including the Interim Final Rule implementing Section 111 (the Interim Final Rule), will continue to apply to us for the period specified in the EESA and the Interim Final Rule. In addition, certain of the covenants in the UST Credit Agreement will continue to apply to us until the earlier to occur of (i) us ceasing to be a recipient of Exceptional Financial Assistance, as determined pursuant to the Interim Final Rule or any successor or final rule, or (ii) UST ceasing to own any direct or indirect equity interests in us. The effect of Section 111 of EESA, the Interim Final Rule and the covenants is to restrict the compensation that we can provide to our top executives and prohibit certain types of compensation or benefits for any employees. At the same time, we have substantially decreased the number of salaried employees so that the workload is shared among fewer employees and in general the demands on each salaried employee are increased. Companies in similar situations have experienced significant difficulties in hiring and retaining highly skilled employees, particularly in competitive specialties. Given our compensation structure and increasing job demands, there is no assurance that we will continue to be able to hire and retain the employees whose expertise is required to execute our business plan while at the same time developing and producing vehicles that will stimulate demand for our products.

Our plan to reduce the number of our retail channels and brands and to consolidate our dealer network may reduce our total sales volume and our market share and not result in the cost savings we anticipate.

As part of our business plan, we will focus our resources in the U.S. on four brands: Chevrolet, Cadillac, Buick and GMC. We completed the sale of Saab Automobile AB (Saab) in February 2010, and have ceased production of our Pontiac, Saturn and HUMMER brands. We have recently completed the federal arbitration process concerning dealer reinstatement and are on track with our plan to consolidate our dealer network by reducing the total number of our U.S. dealerships from approximately 5,000 as of September 30, 2010 to approximately 4,500 by the end of 2010. We anticipate that this reduction in retail outlets, brands, and dealers will result in cost savings over time, but there is no assurance that we will realize all the savings expected. We also anticipate our sales volume and market share will increase over time, but it is also possible that our market share could decline in the short-term and beyond because of these reductions in brands and dealers which may adversely affect our results of operations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our business plan contemplates that we restructure our operations in various European countries, but we may not succeed in doing so, and our failure to restructure these operations in a cost-effective and non-disruptive manner could have a material adverse effect on our business and results of operations.

Our business plan contemplates that we restructure our operations in various European countries, and we are actively working to accomplish this. We continue to work towards a restructuring of our German and certain other European operations. We cannot be certain that we will be able to successfully complete any of these restructurings. In addition, restructurings, whether or not ultimately successful, can involve significant expense and disruption to the business as well as labor disruptions, which can adversely affect the business. Moreover, in June 2010 the German federal government notified us of its decision not to provide loan guarantees to Opel/ Vauxhall. As a result, we decided to fund the requirements of Opel/Vauxhall internally and withdrew all applications for government loan guarantees from European governments. We anticipate that our decision to restructure our European operations will require us to invest $1.3 billion of additional funds and require significant management attention. We cannot assure you that any of our contemplated restructurings will be completed or achieve the desired results, and if we cannot successfully complete such restructurings, we may choose to, or the directors of the relevant entity may be compelled to, or creditors may force us to, seek relief for our various European operations under applicable local bankruptcy, reorganization, insolvency, or similar laws, where we may lose control over the outcome of the restructuring process due to the appointment of a local receiver, trustee, or administrator (or similar official) or otherwise and which could result in a liquidation and us losing all or a substantial part of our interest in the business.

Our U.S. defined benefit pension plans are currently underfunded, and our pension funding obligations could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, declining interest rates, investment decisions that do not achieve adequate returns, and investment risk inherent in our investment portfolio.

Our future funding obligations for our U.S. defined benefit pension plans qualified with the Internal Revenue Service (IRS) depend upon the future performance of assets placed in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans and any changes in government laws and regulations. Our employee benefit plans currently hold a significant amount of equity and fixed income securities. A detailed description of the investment funds and strategies is shown in Note 19 to the audited consolidated financial statements contained in the Form S-1, which also describes significant concentrations of risk to the plan investments. Due to Old GM’s contributions to the plans and to the strong performance of these assets during prior periods, the U.S. hourly and salaried pension plans were consistently overfunded from 2005 through 2007, which allowed Old GM to maintain a surplus without making additional contributions to the plans. However, the funded status subsequently deteriorated due to a combination of factors. Adverse equity and credit markets reduced the market value of plan assets, while the present value of pension liabilities rose significantly in response to declines in the discount rate, the effect of separation programs and increases in the level of pension benefits and number of beneficiaries. This increase in beneficiaries was partially due to the inclusion of certain Delphi Corporation (Delphi) hourly employees. As a result of these adverse factors, our U.S. defined benefit pension plans were underfunded on a U.S. GAAP basis by $17.1 billion at December 31, 2009. In addition, at December 31, 2009 our non-U.S. defined benefit pension plans were underfunded on a U.S. GAAP basis by $10.3 billion.

The defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected rate of return on plan assets and a discount rate. In the U.S., from December 31, 2009 to September 30, 2010, interest rates on high quality corporate bonds decreased. The U.S. hourly defined benefit pension plan was remeasured as of September 30, 2010. We believe that a discount rate calculated for the remaining U. S. defined benefit pension plans at September 30, 2010 would be approximately 90 to 100 basis points lower than the rates used to measure these pension plans at December 31, 2009, the date of the last remeasurement for the U.S. pension plans. As a result, funded status would decrease if the plans were remeasured at September 30, 2010, holding all other factors (e.g., actuarial assumptions and asset returns) constant. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” for an indication of the sensitivity associated with movements in discount rates. It is not possible for us to predict the economic environment at our next scheduled remeasurement as of December 31, 2010. Accordingly, discount rates and plan assets may be significantly different from those at September 30, 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The next U.S. pension funding valuation date based on the requirements of the Pension Protection Act (PPA) of 2006 is October 1, 2010, and this valuation has not been completed. We plan to make a $6.0 billion voluntary contribution to U. S. pension plans in 2010, consisting of cash of $4.0 billion and $2.0 billion of our common stock. These voluntary contributions are contingent upon completion of the common stock offering and the Series B Preferred Stock offering. The stock contribution is contingent on approval from the Department of Labor that the stock will qualify as a plan asset for funding purposes. Assuming that this $6.0 billion contribution is made, a hypothetical funding valuation at September 30, 2010, projects a required contribution of $2.4 billion in 2015, and additional contributions may be required thereafter. In the event we do not make this voluntary contribution our potential funding requirements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Other Long-Term Liabilities.”

If the total values of the assets held by our pension plans decline and/or the returns on such assets underperform the Company’s return assumptions, our pension expenses would generally increase and could materially adversely affect our financial position. Changes in interest rates that are not offset by contributions, asset returns and/or hedging activities could also increase our obligations under such plans. If local legal authorities increase the minimum funding requirements for our pension plans outside the U.S., we could be required to contribute more funds, which would negatively affect our cash flow.

Due to the complexity and magnitude of our investments, additional risks exist. Examples include significant changes in investment policy, insufficient market capacity to complete a particular investment strategy, and an inherent divergence in objectives between the ability to manage risk in the short term and inability to quickly rebalance illiquid and long-term investments.

If we are unable to meet our required funding obligations for our U.S. pension plans under the terms imposed by regulators at a given point in time, we would need to request a funding waiver from the IRS. If the waiver were granted, we would have the opportunity to make up the missed funding, with interest to the plan. Additional periods of missed funding could further reduce the plans’ funded status, resulting in limitations on plan amendments and lump sum payouts from the plans. Continued deterioration in the plans’ funded status could result in benefit accrual elimination. These actions could materially adversely affect our relations with our employees and their labor unions.

If adequate financing on acceptable terms is not available through Ally Financial or other sources to our customers and dealers, distributors, and suppliers to enable them to continue their business relationships with us, our business could be materially adversely affected.

Our customers and dealers require financing to purchase a significant percentage of our global vehicle sales. Historically, Ally Financial has provided most of the financing for our and Old GM’s dealers and a significant amount of financing for our and Old GM’s customers. Due to recent conditions in credit markets, particularly later in 2008, retail customers and dealers experienced severe difficulty in accessing the credit markets. As a result, the number of vehicles sold or leased declined rapidly in the second half of 2008, with lease contract volume dropping significantly by the end of 2008. This had a significant adverse effect on Old GM vehicle sales overall because many of its competitors had captive financing subsidiaries that were better capitalized than Ally Financial during 2008 and 2009 and thus were able to offer consumers subsidized financing and leasing offers.

Similarly, the reduced availability of Ally Financial wholesale dealer financing (in the second half of 2008 and 2009), the increased cost of such financing, and the limited availability of other sources of dealer financing due to the general weakness of the credit market has caused and may continue to cause dealers to modify their plans to purchase vehicles from us.

Because of recent modifications to our commercial agreements with Ally Financial, Ally Financial no longer is subject to contractual wholesale funding commitments or retail underwriting targets. In addition, Ally Financial’s credit rating has declined in recent years. This may negatively affect its access to funding and therefore its ability to provide adequate financing at competitive rates to our customers and dealers. In addition, a number of other factors could negatively affect Ally Financial’s business and financial condition and therefore its ability to provide adequate financing at competitive rates. These factors include regulations to which Ally Financial is subject as a result of its bank holding company status, disruptions in Ally Financial’s funding sources and access to credit markets, Ally Financial’s significant indebtedness, adverse conditions in the residential mortgage market and housing

GENERAL MOTORS COMPANY AND SUBSIDIARIES

markets that have adversely affected Ally Financial because of its mortgage business, increases or decreases in interest rates, changes in currency exchange rates and fluctuations in valuations of investment securities held by Ally Financial.

Our failure to successfully develop our own captive financing unit, including through GM Financial, could leave us at a disadvantage to our competitors that have their own captive financing subsidiaries and that therefore may be able to offer consumers and dealers financing and leasing on better terms than our customers and dealers are able to obtain.

Many of our competitors operate and control their own captive financing subsidiaries. If any of our competitors with captive financing subsidiaries are able to continue to offer consumers and dealers financing and leasing on better terms than our customers and dealers are able to obtain, consumers may be more inclined to purchase our competitors’ vehicles and our competitors’ dealers may be better able to stock our competitors’ products.

On October 1, 2010 we completed our acquisition of AmeriCredit, which we subsequently renamed GM Financial and which we expect will enable us to offer increased availability of leasing and sub-prime financing for our customers. Our failure to successfully develop our own captive financing unit, including through the AmeriCredit acquisition, could result in our loss of customers to our competitors with their own captive financing subsidiaries and could adversely affect our dealers’ ability to stock our vehicles if they are not able to obtain necessary financing at competitive rates from other sources.

We intend to rely on our new captive financing unit, GM Financial, to support additional consumer leasing of our vehicles and additional sales of our vehicles to consumers requiring sub-prime vehicle financing, and GM Financial faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations and its ability to provide leasing and sub-prime financing options to consumers to support additional sales of our vehicles.

GM Financial is subject to various risks that could negatively affect its business, operations and access to capital and therefore its ability to provide leasing and sub-prime financing options at competitive rates to consumers of our vehicles. Because we intend to rely on GM Financial to serve as an additional source of leasing and sub-prime financing options for consumers, any impairment of GM Financial’s ability to provide such leasing or sub-prime financing would negatively affect our efforts to expand our market penetration among consumers who rely on leasing and sub-prime financing options to acquire new vehicles. The factors that could adversely affect GM Financial’s business and operations and impair its ability to provide leasing and sub-prime financing at competitive rates include:

•	The availability of borrowings under its credit facility to finance its loan origination activities pending securitization;

•

Its ability to transfer loan receivables to securitization trusts and sell securities in the asset-backed securities market to generate cash proceeds to repay its credit facilities and purchase additional loan receivables;

•	The performance of loans in its portfolio, which could be materially impacted by delinquencies, defaults or prepayments;

•	Its ability to implement its strategy with respect to desired loan origination volume and effective use of credit risk management techniques and servicing strategies;

•	Its ability to effectively manage risks relating to sub-prime automobile receivables;

•	Wholesale auction values of repossessed vehicles; and

•	Fluctuations in interest rates.

The above factors, alone or in combination, could negatively affect GM Financial’s business and operations and its ability to provide leasing and sub-prime financing options to consumers to support additional sales of our vehicles.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The UST (or its designee) owns a controlling in us, and its interests may differ from those of our other stockholders.

The UST currently beneficially owns a majority of our common stock on a fully diluted basis. As a result of this stock ownership interest, the UST has the ability to exert control, through its power to vote for the election of our directors, over various matters. To the extent the UST elects to exert such control over us, its interests (as a government entity) may differ from those of our other stockholders and it may influence, through its ability to vote for the election of our directors, matters including:

•	The selection, tenure and compensation of our management;

•	Our business strategy and product offerings;

•	Our relationship with our employees, unions and other constituencies; and

•	Our financing activities, including the issuance of debt and equity securities.

In particular, the UST may have a greater interest in promoting U.S. economic growth and jobs than other stockholders of the Company. For example, while we have repaid in full our indebtedness under the UST Credit Agreement, a covenant that continues to apply until the earlier of December 31, 2014 or the UST has been paid in full the total amount of all UST invested capital requires that we use our commercially reasonable best efforts to ensure, subject to exceptions, that our manufacturing volume in the United States is consistent with specified benchmarks.

In the future we may also become subject to new and additional laws and government regulations regarding various aspects of our business as a result of participation in the TARP program and the U.S. government’s ownership in our business. These regulations could make it more difficult for us to compete with other companies that are not subject to similar regulations.

Our new secured revolving credit facility as well as the UST Credit Agreement and the Canadian Loan Agreement contain significant covenants that may restrict our ability and the ability of our subsidiaries to take actions management believes are important to our long-term strategy.

Our new secured revolving credit facility contains representations, warranties and covenants customary for facilities of its nature, including negative covenants restricting the borrower from incurring liens, consummating mergers or sales of assets and incurring secured indebtedness, and restricting us from making certain payments, in each case, subject to exceptions and limitations. Availability under the secured revolving credit facility is subject to borrowing base limitations. In addition, the secured revolving credit facility contains minimum liquidity covenants, which require the borrower to maintain at least $4.0 billion in consolidated global liquidity and at least $2.0 billion in consolidated U.S. liquidity.

In addition, while we have repaid in full our indebtedness under the UST Credit Agreement, the executive compensation and corporate governance provisions of Section 111 of the EESA, including the Interim Final Rule, will continue to apply to us for the period specified in the EESA and the Interim Final Rule. In addition, certain of the covenants in the UST Credit Agreement will continue to apply to us until the earlier to occur of (i) us ceasing to be a recipient of Exceptional Financial Assistance, as determined pursuant to the Interim Final Rule or any successor or final rule, or (ii) UST ceasing to own any direct or indirect equity interests in us. The effect of Section 111 of EESA, the Interim Final Rule and the covenants is to restrict the compensation that we can provide to our top executives and prohibit certain types of compensation or benefits for any employees. Similarly, covenants in our wholly-owned subsidiary General Motors of Canada Limited’s (GMCL) amended and restated loan agreement (the Canadian Loan Agreement) with Export Development Canada (EDC) limit compensation and benefits for Canadian employees.

In addition, the UST Credit Agreement contains a covenant requiring us to use our commercially reasonable best efforts to ensure that our manufacturing volume conducted in the United States is consistent with at least ninety percent of the projected manufacturing level (projected manufacturing level for this purpose being 1,801,000 units in 2010, 1,934,000 units in 2011, 1,998,000 units in 2012, 2,156,000 units in 2013 and 2,260,000 units in 2014), absent a material adverse change in our business or operating environment which would make the commitment non-economic. In the event that such a material adverse change occurs, the UST Credit

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Agreement provides that we will use commercially reasonable best efforts to ensure that the volume of United States manufacturing is the minimum variance from the projected manufacturing level that is consistent with good business judgment and the intent of the commitment. This covenant survives our repayment of the UST Loans and remains in effect through December 31, 2014 unless the UST receives total proceeds from debt repayments, dividends, interest, preferred stock redemptions and common stock sales equal to the total dollar amount of all UST invested capital.

UST invested capital totals $49.5 billion, representing the cumulative amount of cash received by Old GM from the UST under the UST Loan Agreement and the DIP Facility, excluding $361 million which the UST loaned to Old GM under the warranty program and which was repaid on July 10, 2009. This balance also does not include amounts advanced under the UST GMAC Loan as the UST exercised its option to convert this loan into GMAC Preferred Membership Interests previously held by Old GM in May 2009. At September 30, 2010, the UST had received cumulative proceeds of $7.4 billion from debt repayments, interest payments and Series A Preferred Stock dividends. The UST’s invested capital less proceeds received totals $42.1 billion.

To the extent we fail to comply with any of the covenants in the UST Credit Agreement that continue to apply to us, the UST is entitled to seek specific performance and the appointment of a court-ordered monitor acceptable to the UST (at our sole expense) to ensure compliance with those covenants. Compliance with the manufacturing volume covenant could require us to increase production volumes in our U.S. plants, shift production from low-cost locations to the U.S. or refrain from shifting production from U.S. plants to low-cost locations.

The Canadian Loan Agreement and related agreements include certain covenants requiring GMCL to meet certain annual Canadian production volumes expressed as ratios to total overall production volumes in the U.S. and Canada and to overall production volumes in the North American Free Trade Agreement (NAFTA) region. The targets cover vehicles and specified engine and transmission production in Canada. These agreements also include covenants on annual GMCL capital expenditures and research and development expenses. In the event a material adverse change occurs that makes the fulfillment of these covenants non-economic (other than a material adverse change caused by the actions or inactions of GMCL), there is an undertaking that the lender will consider adjustments to mitigate the business effect of the material adverse change. These covenants survive GMCL’s repayment of the loans and certain of the covenants have effect through December 31, 2016.

Compliance with the covenants contained in our new secured revolving credit facility as well as the surviving provisions of the UST Credit Agreement and the Canadian Loan Agreement could restrict our ability to take actions that management believes are important to our long-term strategy. If strategic transactions we wish to undertake are prohibited, our ability to execute our long-term strategy could be materially adversely affected. Furthermore, monitoring and certifying our compliance with the surviving provisions of the UST Credit Agreement and the Canadian Loan Agreement requires a high level of expense and management attention on a continuing basis.

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

In some cases, the technologies that we plan to employ, such as hydrogen fuel cells and advanced battery technology, are not yet commercially practical and depend on significant future technological advances by us and by suppliers. For example, in November 2010 we began producing the Chevrolet Volt, an electric car, which requires battery technology that has not yet proven to be commercially viable. There can be no assurance that these advances will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate, or that we will be able to establish our right to these technologies. However, our competitors and others are pursuing similar technologies and other competing technologies, in some cases with more money available, and there can be no assurance that they will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Corporate Average Fuel Economy (CAFE) provisions in the Energy Independence and Security Act of 2007 (the EISA) mandate fuel economy standards beginning in the 2011 model year that would increase to at least 35 mpg by 2020 on a combined car and truck fleet basis, a 40% increase over current levels. In addition, California is implementing a program to regulate vehicle greenhouse gas emissions (AB 1493 Rules) and therefore will require increased fuel economy. This California program has standards currently established for the 2009 model year through the 2016 model year. Thirteen additional states and the Province of Quebec have also adopted the California greenhouse gas standards.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We may be unable to qualify for federal funding for our advanced technology vehicle programs under Section 136 of the EISA or may not be selected to participate in the program.

The U.S. Congress provided the United States Department of Energy (DOE) with $25.0 billion in funding to make direct loans to eligible applicants for the costs of re-equipping, expanding, and establishing manufacturing facilities in the U.S. to produce advanced technology vehicles and components for these vehicles. Old GM submitted three applications for Section 136 Loans aggregating $10.3 billion to support its advanced technology vehicle programs prior to July 2009. Based on the findings of the Presidential Task Force on the Auto Industry (Auto Task Force) under Old GM’s UST Loan Agreement in March 2009, the DOE determined that Old GM did not meet the viability requirements for Section 136 Loans.

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

Many of our operations, particularly in emerging markets, are carried on by joint ventures such as Shanghai General Motors Co., Ltd. (SGM). In joint ventures, we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities, or resources as we do. In general, joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be materially adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.

Our business in China is subject to aggressive competition and is sensitive to economic and market conditions.

Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. In addition, our business in China is sensitive to economic and market conditions that drive sales volume in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Substantially all of the hourly employees in our U.S., Canadian, and European automotive operations are represented by labor unions and are covered by collective bargaining agreements, which usually have a multi- year duration. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. Our current collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) will expire in September 2011, and while the UAW has agreed to a commitment not to strike prior to 2015, any UAW strikes, threats of strikes, or other resistance in the future could materially adversely affect our business as well as impair our ability to implement further measures to reduce costs and improve production efficiencies in furtherance of our North American initiatives. A lengthy strike by the UAW that involves all or a significant portion of our manufacturing facilities in the United States would have a material adverse effect on our operations and financial condition, particularly our liquidity.

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

Several of the agreements governing our indebtedness, including our new secured revolving credit facility and other loan facility agreements, contain covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. In the past, we have failed to meet certain of these covenants, including by failing to provide financial statements in a timely manner and failing certain financial tests. In addition, the Chapter 11 Proceedings and the change in control as a result of the 363 Sale triggered technical defaults in certain loans for which we had assumed the obligations. A breach of any of the covenants in the agreements governing our indebtedness, if uncured, could lead to an event of default under any such agreements, which in some

GENERAL MOTORS COMPANY AND SUBSIDIARIES

circumstances could give the lender the right to demand that we accelerate repayment of amounts due under the agreement. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from the lenders or to seek alternative or additional sources of financing, and we cannot assure you that we would be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. Refer to “Managements’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Liquidity Issues—Technical Defaults and Covenant Violations” and to Note 13 to the condensed consolidated financial statements included herein for additional information on technical defaults and covenant violations that have occurred recently. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

The ability of our new executive management team to quickly learn the automotive industry and lead our company will be critical to our ability to succeed, and our business and results of operations could be materially adversely affected if they are unsuccessful.

Within the past year we have substantially changed our executive management team. We have a new Chief Executive Officer who started on September 1, 2010 and a new Chief Financial Officer who started on January 1, 2010, both of whom have no outside automotive industry experience. We have also promoted from within GM many new senior officers. It is important to our success that the new members of the executive management team quickly understand the automotive industry and that our senior officers quickly adapt and excel in their new senior management roles. If they are unable to do so, and as a result are unable to provide effective guidance and leadership, our business and financial results could be materially adversely affected.

We could be materially adversely affected by changes or imbalances in foreign currency exchange and other rates.

Given the nature and global spread of our business, we have significant exposures to risks related to changes in foreign currency exchange rates, commodity prices, and interest rates, which can have material adverse effects on our business. For example, at times certain of our competitors have derived competitive advantage from relative weakness of the Japanese Yen through pricing advantages for vehicles and parts imported from Japan to markets with more robust currencies like the U.S. and Western Europe. Similarly, a significant strengthening of the Korean Won relative to the U.S. dollar or the Euro would affect the competitiveness of our Korean operations as well as that of certain Korean competitors. As yet another example, a relative weakness of the British Pound compared to the Euro has an adverse effect on our results of operations in Europe. In addition, in preparing our consolidated financial statements, we translate our revenues and expenses outside the U.S. into U.S. Dollars using the average foreign currency exchange rate for the period and the assets and liabilities using the foreign currency exchange rate at the balance sheet date. As a result, foreign currency fluctuations and the associated translations could have a material adverse effect on our results of operations.

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

Our views on the fourth quarter rely in large part upon assumptions and analyses we developed. If these assumptions and analyses prove to be incorrect, actual results could vary significantly from our views. If our actual results are lower than our anticipated results it could have an adverse effect on our stock price.

Our views on the fourth quarter rely in large part upon assumptions and analyses that we developed based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Projected Fourth Quarter Results” depends on a number of factors, including but not limited to:

•	The effect of changes in consumer demand on our product mix;

•	Our ability to realize production efficiencies and control costs, particularly as it relates to engineering and marketing expenses;

•	Consumers’ confidence in our products and our ability to continue to attract customers, particularly for our new products, including cars and crossover vehicles;

•	The availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

•	The ability of our foreign operations to successfully restructure;

•	The effect of foreign currency exchange rates on our revenue and expenses;

•	Shortages of and increases or volatility in the price of oil;

•	Our ability to maintain quality control over our vehicles and avoid material vehicle recalls; and

•	The overall strength and stability of general economic conditions and of the automotive industry, both in the United States and in global markets.

Views on future financial performance are necessarily speculative, and it is likely that one or more of the assumptions that are the basis of these financial forecasts will not come to fruition. Accordingly, we believe that our actual financial condition and results of operations could differ, perhaps materially, from what we describe in “Management’s Discussion and Analysis of Financial Condition

GENERAL MOTORS COMPANY AND SUBSIDIARIES

and Results of Operations—Projected Fourth Quarter Results.” Consequently, there can be no assurance that the results or developments predicted will occur. The failure of any such results or developments to materialize as anticipated or the occurrence of unanticipated events or uncertainties could materially adversely affect our stock price.

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

Our management team for financial reporting, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. At December 31, 2009, because of the inability to sufficiently test the effectiveness of remediated internal controls, we concluded that our internal control over financial reporting was not effective. At September 30, 2010 we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weakness in our internal control over financial reporting that continued to exist. Until we have been able to test the operating effectiveness of remediated internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements of the Company’s various financing agreements.

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

Date: November 10, 2010

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