Form 10-K
period 2010-12-31
General Motors Co
filed 2011-03-01
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34960

GENERAL MOTORS COMPANY

(Exact Name of Registrant as Specified in its Charter)

STATE OF DELAWARE	27-0756180
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Renaissance Center, Detroit, Michigan	48265-3000
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code

(313) 556-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock	New York Stock Exchange/Toronto Stock Exchange
4.75% Series B Mandatory Convertible Junior Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its company Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☑  Smaller reporting company  ☐

Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $55.2 billion on December 31, 2010

As of February 15, 2011 the number of shares outstanding of common stock was 1,560,743,059 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement related to the Annual Stockholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

General Motors Company was formed by the United States Department of the Treasury (UST) in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company, which on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation (363 Sale) and changed its name to General Motors Company, is sometimes referred to in this Annual Report on Form 10-K (2010 10-K) for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM,” and is the successor entity solely for accounting and financial reporting purposes (Successor). General Motors Corporation is sometimes referred to in this 2010 10-K, for the periods on or before July 9, 2009, as “Old GM.” Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to an agreement with the Staff of the Securities and Exchange Commission (SEC) as described in a no-action letter issued to Old GM by the SEC Staff on July 9, 2009 regarding our filing requirements and those of MLC (as subsequently defined), the accompanying consolidated financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes (Predecessor). On July 10, 2009 in connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Company, which is sometimes referred to in this 2010 10-K for the periods after July 10, 2009 as “MLC.” MLC continues to exist as a distinct legal entity for the sole purpose of liquidating its remaining assets and liabilities.

Item 1. Business

Launch of the New General Motors

General Motors Company was formed by the UST in 2009, and prior to July 10, 2009, our business was operated by Old GM. On June 1, 2009, Old GM and three of its domestic direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 (the Chapter 11 Proceedings) of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). On July 10, 2009, we, through certain of our subsidiaries, acquired substantially all of the assets and assumed certain liabilities of Old GM in connection with the 363 Sale closing.

Through our purchase of substantially all of the assets and assumption of certain liabilities of Old GM in connection with the 363 Sale, we have launched a new company with a strong balance sheet, a competitive cost structure, and a strong cash position, which we believe will enable us to compete more effectively with our U.S. and foreign-based competitors in the U.S. and to continue our strong presence in growing global markets. In particular, we acquired assets that included Old GM’s strongest operations, and we believe we have a competitive operating cost structure, partly as a result of recent agreements with the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW) and Canadian Auto Workers Union (CAW).

We have a vision to design, build and sell the world’s best vehicles. Our executive leadership and our employees are committed to:

•	Building our market share, revenue, earnings and cash flow;

•	Improving the quality of our cars and trucks, while increasing customer satisfaction and overall perception of our products; and

•

Continuing to take a leadership role in the development of advanced energy saving technologies, including advanced combustion engines, biofuels, fuel cells, hybrid vehicles, extended-range-electric vehicles, and advanced battery development.

Public Offering

In November and December 2010 we consummated a public offering of 550 million shares of our common stock and 100 million shares of our Series B Preferred Stock and listed our common stock on the New York Stock Exchange and the Toronto Stock Exchange and listed our Series B Preferred Stock on the New York Stock Exchange. We received net proceeds of $4.9 billion from the offering of the Series B Preferred Stock.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

General

We develop, produce and market cars, trucks and parts worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial).

Automotive

Our automotive operations meet the demands of our customers through our four automotive segments: GM North America (GMNA), GM Europe (GME), GM International Operations (GMIO) and GM South America (GMSA).

In the year ended December 31, 2009 we combined our vehicle sales data, market share data and production volume data in the period July 10, 2009 through December 31, 2009 with Old GM’s data in the period January 1, 2009 through July 9, 2009 for comparative purposes.

Our total worldwide vehicle sales were 8.4 million in the year ended December 31, 2010. Total combined GM and Old GM worldwide vehicle sales in the year ended December 31, 2009 were 7.5 million. Old GM’s total worldwide vehicle sales were 8.4 million in the year ended December 31, 2008. Substantially all of the cars, trucks and parts are marketed through retail dealers in North America, and through distributors and dealers outside of North America, the substantial majority of which are independently owned.

In the year ended December 31, 2010 we completed the sale of Saab Automobile AB (Saab) in February 2010 and the sale of Saab Automobile GB (Saab GB) in May 2010 and have completed the wind down of our Pontiac, Saturn and HUMMER brands.

GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the following four brands:

• Buick	• Cadillac	• Chevrolet	• GMC

The demands of customers outside North America are primarily met with vehicles developed, manufactured and/or marketed under the following brands:

• Buick	• Daewoo	• Holden	• Opel
• Cadillac	• GMC	• Isuzu	• Vauxhall
• Chevrolet

At December 31, 2010 we had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, including GM Daewoo Auto & Technology Co. (GM Daewoo), Shanghai General Motors Co., Ltd. (SGM), SAIC-GM-Wuling Automobile Co., Ltd. (SGMW), FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM) and SAIC GM Investment Limited (HKJV). In 2011 SGMW plans to commence sales under the Baojun brand. In January 2011 GM Daewoo announced it will be changing its name to GM Korea and will sell most of its cars under the Chevrolet brand. These companies design, manufacture and market vehicles under the following brands:

• Buick	• Daewoo	• GMC	• Jiefang
• Cadillac	• FAW	• Holden	• Wuling
• Chevrolet

In addition to the products we sell to our dealers for consumer retail sales, we also sell cars and trucks to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. We sell vehicles to fleet customers directly or through our network of dealers. Our retail and fleet customers can obtain a wide range of aftersale vehicle services and products through our dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories and extended service warranties.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Financing

On October 1, 2010 we completed the acquisition of AmeriCredit Corp. (AmeriCredit) for cash of approximately $3.5 billion and changed its name to General Motors Financial Company, Inc.

GM Financial is a leading automotive finance company that has been operating since 1992. GM Financial purchases automobile finance contracts for new and used vehicles purchased by consumers primarily from franchised and select independent dealerships. GM Financial predominantly offers financing to consumers who are typically unable to obtain financing from more traditional sources. The typical borrower has experienced prior credit difficulties or has limited credit history and generally has a credit bureau score ranging from 500 through 700. GM Financial services its loan portfolio at regional centers using automated loan servicing and collection systems. Since GM Financial provides financing in a relatively high-risk market, it expects to sustain a higher level of credit losses than other more traditional sources of financing.

GM Financial finances its loan origination volume through the use of credit facilities and securitization trusts that issue asset-backed securities to investors. GM Financial retains an interest in these securitization trusts that are over collateralized, whereby more receivables are transferred to the securitization trusts than the amount of asset-backed securities issued by the securitization trusts, as well as the estimated future excess cash flows expected to be received by GM Financial over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities, net of credit losses and expenses.

Excess cash flows in the securitization trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the securitization trusts. Once targeted credit enhancement requirements are reached and maintained, excess cash flows are distributed to GM Financial or, in a securitization utilizing a senior subordinated structure, may be used to accelerate the repayment of certain subordinated securities. In addition to excess cash flows, GM Financial receives monthly base servicing fees and collects other fees, such as late charges, as servicer for securitization trusts.

In December 2010 GM Financial began offering a lease product in certain geographic areas through our franchised dealerships that targets consumers with prime credit bureau scores leasing new GM vehicles. GM Financial expects to begin offering a nationwide lease product targeting consumers with prime and sub-prime credit scores in 2011.

Competitive Position

Information in this 2010 10-K relating to our relative position in the global automotive industry is based upon the good faith estimates of management, and includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Market share information in this 2010 10-K is based on vehicle sales volume.

The global automotive industry is highly competitive. The principal factors that determine consumer vehicle preferences in the markets in which we operate include price, quality, available options, style, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

In the year ended December 31, 2010 our worldwide market share was 11.4%. Our vehicle sales volumes in the year ended December 31, 2010 are consistent with a gradual U.S. vehicle sales recovery from the negative economic effects of the U.S. recession first experienced by Old GM in the second half of 2008.

In the year ended December 31, 2009 combined GM and Old GM worldwide market share was 11.6%. In 2009 the U.S. continued to be negatively affected by the economic factors experienced in 2008 as U.S. automotive industry sales declined 21.4% when compared to the year ended December 31, 2008.

In the year ended December 31, 2008 Old GM’s worldwide market share was 12.3%. In 2008 worldwide market share was severely affected by the recession in Old GM’s largest market, the U.S., and the recession in Western Europe. Tightening of the credit markets, increases in the unemployment rate, declining consumer confidence as a result of declining household incomes and escalating public

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

speculation related to Old GM’s potential bankruptcy contributed to significantly lower vehicle sales in the U.S. These economic factors had a negative effect on the U.S. automotive industry and the principal factors that determine consumers’ vehicle buying decisions. As a result, consumers delayed purchasing or leasing new vehicles which caused a decline in U.S. vehicle sales.

The following table summarizes the respective U.S. market shares in passenger cars and trucks:

	Years Ended December 31,
	2010	2009	2008
GM (a)	18.8%	19.7%	22.1%
Ford	16.7%	15.9%	14.7%
Toyota	15.0%	16.7%	16.5%
Honda	10.4%	10.8%	10.6%
Chrysler	9.2%	8.8%	10.8%
Nissan	7.7%	7.3%	7.0%
Hyundai/Kia	7.6%	6.9%	5.0%

(a)	Market share data in the year ended December 31, 2009 combines our market share data in the period July 10, 2009 through December 31, 2009 with Old GM’s market share data in the period January 1, 2009 through July 9, 2009 for comparative purposes. Market share data in the year ended December 31, 2008 relates to Old GM.

Vehicle Sales

The following tables summarize total industry sales of new motor vehicles of domestic and foreign makes and the related competitive position (vehicles in thousands):

	Vehicle Sales (a)(b)(c)(d)(e) Years Ended December 31,
	2010			2009			2008
	Industry	GM	GM as a % of Industry	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
United States
Cars
Midsize	2,493	472	18.9%	2,288	518	22.7%	2,920	760	26.0%
Small	2,047	171	8.4%	2,051	202	9.8%	2,547	328	12.9%
Luxury	845	69	8.2%	778	69	8.8%	1,017	122	12.0%
Sport	263	94	36.0%	253	85	33.7%	272	48	17.7%

Total cars	5,648	807	14.3%	5,370	874	16.3%	6,756	1,257	18.6%

Trucks
Utilities	3,632	778	21.4%	3,071	642	20.9%	3,654	809	22.1%
Pick-ups	1,630	553	33.9%	1,404	487	34.7%	1,993	738	37.0%
Vans	678	74	10.9%	583	68	11.7%	841	151	17.9%
Medium Duty	189	4	1.9%	177	13	7.2%	259	26	10.0%

Total trucks	6,130	1,408	23.0%	5,236	1,210	23.1%	6,746	1,723	25.5%

Total United States	11,778	2,215	18.8%	10,607	2,084	19.7%	13,503	2,981	22.1%
Canada, Mexico and Other	2,666	410	15.4%	2,539	400	15.7%	3,065	585	19.1%

Total GMNA	14,444	2,625	18.2%	13,145	2,484	18.9%	16,567	3,565	21.5%
GME	18,952	1,662	8.8%	18,786	1,668	8.9%	21,968	2,043	9.3%
GMIO	35,072	3,077	8.8%	28,258	2,453	8.7%	24,886	1,832	7.4%
GMSA	5,160	1,026	19.9%	4,369	872	20.0%	4,449	920	20.7%

Total Worldwide	73,628	8,390	11.4%	64,559	7,477	11.6%	67,870	8,359	12.3%

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(a)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(b)	Our vehicle sales include Saab data through February 2010.

(c)	Vehicle sales data may include rounding differences.

(d)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(e)	GMNA vehicle sales primarily represent sales to the ultimate customer. GME, GMIO and GMSA vehicle sales primarily represent estimated sales to the ultimate customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicle sales.

	Vehicle Sales (a)(b)(c)(d)(e) Years Ended December 31,
	2010			2009			2008
	Industry	GM	GM as a % of Industry	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Industry	Old GM	Old GM as a % of Industry
GMNA
United States	11,778	2,215	18.8%	10,607	2,084	19.7%	13,503	2,981	22.1%
Canada	1,583	247	15.6%	1,483	254	17.1%	1,674	359	21.4%
Mexico	848	156	18.3%	774	138	17.9%	1,071	212	19.8%
Other	235	7	3.2%	282	7	2.5%	320	13	4.2%

Total GMNA	14,444	2,625	18.2%	13,145	2,484	18.9%	16,567	3,565	21.5%

GME
United Kingdom	2,293	290	12.7%	2,223	287	12.9%	2,485	384	15.4%
Germany	3,199	269	8.4%	4,049	382	9.4%	3,425	300	8.8%
Italy	2,160	170	7.9%	2,359	189	8.0%	2,423	202	8.3%
Russia	1,987	159	8.0%	1,511	142	9.4%	3,024	338	11.2%
Uzbekistan	149	145	97.1%	107	103	95.8%	108	20	18.8%
France	2,709	123	4.6%	2,685	119	4.4%	2,574	114	4.4%
Spain	1,115	100	8.9%	1,075	94	8.7%	1,363	107	7.8%
Other	5,341	406	7.6%	4,777	353	7.4%	6,566	579	8.8%

Total GME	18,952	1,662	8.8%	18,786	1,668	8.9%	21,968	2,043	9.3%

GMIO (f)(g)
China	18,354	2,352	12.8%	13,745	1,826	13.3%	9,074	1,095	12.1%
Australia	1,036	133	12.8%	937	121	12.9%	1,012	133	13.1%
South Korea	1,556	127	8.1%	1,455	115	7.9%	1,215	117	9.7%
Middle East Operations	1,150	123	10.7%	1,053	117	11.1%	1,545	144	9.3%
India	3,016	110	3.7%	2,257	69	3.1%	1,971	66	3.3%
Egypt	249	68	27.2%	206	52	25.5%	262	60	23.1%
Other	9,712	164	1.7%	8,606	152	1.8%	9,807	217	2.2%

Total GMIO	35,072	3,077	8.8%	28,258	2,453	8.7%	24,886	1,832	7.4%

GMSA
Brazil	3,515	658	18.7%	3,141	596	19.0%	2,820	549	19.5%
Argentina	665	109	16.3%	517	79	15.2%	616	95	15.5%
Colombia	254	85	33.6%	185	67	36.1%	219	80	36.3%
Venezuela	125	51	40.6%	137	49	36.1%	272	90	33.2%
Other	600	123	20.4%	389	81	20.9%	522	105	20.2%

Total GMSA	5,160	1,026	19.9%	4,369	872	20.0%	4,449	920	20.7%

Total Worldwide	73,628	8,390	11.4%	64,559	7,477	11.6%	67,870	8,359	12.3%

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(a)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(b)	Our vehicle sales include Saab data through February 2010.

(c)	Vehicle sales data may include rounding differences.

(d)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(e)	GMNA vehicle sales primarily represent sales to the ultimate customer. GME, GMIO and GMSA vehicle sales primarily represent estimated sales to the ultimate customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicle sales.

(f)	Includes SGM joint venture vehicle sales in China of 1.0 million vehicles, SGMW and FAW-GM joint venture vehicle sales in China of 1.3 million vehicles and HKJV joint venture vehicle sales in India of 110,000 vehicles in the year ended December 31, 2010. Combined GM and Old GM SGM joint venture vehicle sales in China of 708,000 vehicles and combined GM and Old GM SGMW and FAW-GM joint venture vehicle sales in China of 1.1 million vehicles in the year ended December 31, 2009 and Old GM SGM joint venture vehicle sales in China of 432,000 vehicles and Old GM SGMW joint venture vehicle sales in China of 647,000 vehicles in the year ended December 31, 2008. We do not record revenue from our joint ventures’ vehicle sales.

(g)	The joint venture agreements with SGMW (44%) and FAW-GM (50%) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM vehicle sales in China as part of our global market share.

Fleet Sales and Deliveries

The sales and market share data provided previously includes both retail and fleet vehicle sales. Fleet sales are comprised of vehicle sales to daily rental car companies, as well as leasing companies and commercial fleet and government customers. Certain fleet transactions, particularly daily rental, are generally less profitable than retail sales. As part of our pricing strategy, particularly in the U.S., we have improved our mix of sales to specific customers. In the accompanying tables fleet sales are presented as vehicle sales. A significant portion of the sales to daily rental car companies are recorded as operating leases under U.S. GAAP with no recognition of revenue at the date of initial delivery.

The following table summarizes estimated fleet sales and the amount of those sales as a percentage of total vehicle sales (vehicles in thousands):

	Years Ended December 31,
	2010	2009	2008
	GM	Combined GM and Old GM	Old GM
GMNA	715	590	953
GME	534	540	769
GMIO	330	333	389
GMSA	217	177	198

Total fleet sales (a)(b)	1,796	1,640	2,309

Fleet sales as a percentage of total vehicle sales	21.4%	21.9%	27.6%

(a)	Fleet sales vary by segment and certain amounts are estimated.

(b)	Fleet sales data may include rounding differences.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes U.S. fleet sales and the amount of those sales as a percentage of total U.S. vehicle sales (vehicles in thousands):

	Years Ended December 31,
	2010	2009	2008
	GM	Combined GM and Old GM	Old GM
Daily rental sales	429	307	480
Other fleet sales	195	207	343

Total fleet sales (a)	624	514	823

Fleet sales as a percentage of total vehicle sales
Cars	36.9%	29.0%	34.8%
Trucks	23.2%	21.6%	22.4%
Total cars and trucks	28.2%	24.7%	27.6%

(a)	Fleet sales data may include rounding differences.

Product Pricing

A number of methods are used to promote our products, including the use of dealer, retail and fleet incentives such as customer rebates and finance rate support. The level of incentives is dependent in large part upon the level of competition in the markets in which we operate and the level of demand for our products. In 2011 we will continue to price vehicles competitively, including offering strategic and tactical incentives as required. We believe this strategy, coupled with sound inventory management, will continue to strengthen the reputation of our brands and result in competitive prices.

Cyclical Nature of Business

In the automotive industry, retail sales are cyclical and production varies from month to month. Vehicle model changeovers occur throughout the year as a result of new market entries. The market for vehicles is cyclical and depends on general economic conditions, credit availability and consumer spending. In 2010 the global automotive industry, particularly in the U.S., had not yet fully recovered from the negative economic factors experienced in 2008.

Relationship with Dealers

We market vehicles worldwide through a network of independent retail dealers and distributors. At December 31, 2010 there were 4,458 vehicle dealers in the U.S., 465 in Canada and 244 in Mexico and other Central American locations. Additionally, there were a total of 15,048 distribution outlets throughout the rest of the world. These outlets include distributors, dealers and authorized sales, service and parts outlets.

The following table summarizes the number of authorized dealerships:

	December 31,
	2010	2009	2008
GMNA	5,167	6,450	7,360
GME	7,859	8,422	8,732
GMIO	6,053	5,784	4,362
GMSA	1,136	1,166	1,148

Total Worldwide	20,215	21,822	21,602

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

As part of achieving and sustaining long-term viability and the viability of our dealer network, we determined that a reduction in the number of GMNA dealerships was necessary. In determining which dealerships would remain in our network we performed analyses of volumes and consumer satisfaction indexes, among other criteria. Refer to the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Specific Management Initiatives — U.S. Dealer Reduction” for a further discussion on our U.S. dealer reduction.

We enter into a contract with each authorized dealer agreeing to sell to the dealer one or more specified product lines at wholesale prices and granting the dealer the right to sell those vehicles to retail customers from a GM approved location. Our dealers often offer more than one GM brand of vehicle at a single dealership. In fact, we actively promote this for several of our brands in a number of our markets in order to enhance dealer profitability. Authorized GM dealers offer parts, accessories, service and repairs for GM vehicles in the product lines that they sell, using genuine GM parts and accessories. Our dealers are authorized to service GM vehicles under our limited warranty program, and those repairs are to be made only with genuine GM parts. Our dealers generally provide their customers access to credit or lease financing, vehicle insurance and extended service contracts provided by GM Financial, Ally Financial, Inc., formerly GMAC, Inc. (Ally Financial) and other financial institutions.

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

The following table summarizes research and development expense (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Research and development expense	$6,962	$3,034	$3,017	$8,012

Research

Overview

Our top priority for research is to continue to develop and advance our alternative propulsion strategy, as energy diversity and environmental leadership are critical elements of our overall business strategy. Our objective is to be the recognized industry leader in fuel efficiency through the development of a wide variety of technologies to reduce petroleum consumption. To meet this objective we focus on five specific areas:

•	Continue to increase the fuel efficiency of our cars and trucks;

•	Develop alternative fuel vehicles;

•	Invest significantly in our hybrid and electric technologies;

•	Invest significantly in plug-in electric vehicle technology; and

•	Continue development of hydrogen fuel cell technology.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Fuel Efficiency

We and Old GM have complied with federal fuel economy requirements since their inception in 1978, and we are fully committed to meeting the requirements of the Energy Independence and Security Act of 2007 (EISA) and compliance with other regulatory schemes, including the California vehicle greenhouse gas emissions program. We anticipate steadily improving fuel economy for both our car and truck fleets. We are committed to meeting or exceeding all federal fuel economy standards in the 2011 through 2016 model years. We plan to achieve compliance through a combination of strategies, including: (1) extensive technology improvements to conventional powertrains; (2) increased use of smaller displacement engines and six speed automatic transmissions; (3) vehicle improvements, including increased use of lighter, front-wheel drive architectures; (4) increased hybrid and electric vehicle offerings; and (5) portfolio changes, including increasing car/crossover mix and dropping select larger vehicles in favor of smaller, more fuel efficient offerings.

We are committed to lead in the development of technologies to increase the fuel efficiency of internal combustion engines such as cylinder deactivation, direct injection, turbo-charging with engine downsizing, six speed transmissions and variable valve timing. As a full-line manufacturer that produces a wide variety of cars, trucks and sport utility vehicles, we currently offer 13 models (2011 model year) obtaining 30 mpg or more in highway driving.

Alternative Fuel Vehicles

We have been in the forefront in the development of alternative fuel vehicles, leveraging experience and capability developed around these technologies in our operations in Brazil. Alternative fuels offer the greatest near-term potential to reduce petroleum consumption in the transportation sector, especially as cellulosic sources of ethanol become more affordable and readily available in the U.S.

We currently offer 19 FlexFuel vehicles for the 2011 model year, estimated to be 40% of our U.S. vehicle sales, capable of operating on gasoline, E85 ethanol or any combination of the two. As part of an overall energy diversity strategy, we remain committed to making at least 50% of the vehicles we produce for the U.S. capable of operating on biofuels, specifically E85 ethanol, by 2012, assuming the appropriate infrastructure growth materializes. However, recent regulatory developments occurring in the fourth quarter of 2010 have altered our previous FlexFuel vehicle production goals beyond 2012. We are currently evaluating the effects of these regulatory developments.

We are focused on promoting sustainable biofuels derived from non-food sources, such as agricultural, forestry and municipal waste. We are continuing to work with our two strategic alliances with cellulosic ethanol makers: Coskata, Inc., of Warrenville, Illinois, and New Hampshire based Mascoma Corp. In October 2009, Coskata, Inc. opened its semi-commercial facility for manufacturing cellulosic ethanol and Mascoma Corp. has been making cellulosic ethanol at its Rome, New York, demonstration plant since late 2008.

We are supporting the development of biodiesel, a clean-burning alternative diesel fuel that is produced from renewable sources. In 2011 model year full-size pickups and vans, B20 capability is standard on our Duramax 6.6L turbo diesel engine. The Duramax diesel engine is available in the Chevrolet Silverado and GMC Sierra heavy-duty pickups and Chevrolet Express and GMC Savana full-size vans.

We have announced that Compressed Natural Gas (CNG) and Liquefied Petroleum Gas (LPG) powered versions of the Chevrolet Express and GMC Savana full-size vans will be offered to fleet and commercial customers. We are currently accepting orders for the CNG cargo vans, and the LPG van cutaway models will begin production by the second quarter of 2011. The vans have specially designed engines for the gaseous fuels and come direct to the customer with the fully integrated and warranted dedicated gaseous fuel system in place.

Hybrid and Plug-In Electric Vehicles

We are investing significantly in multiple technologies offering increasing levels of vehicle electrification including hybrid, plug-in hybrid and electric vehicles with extended-range technology. We currently offer seven hybrid models. We continue to develop plug-in

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

hybrid electric vehicle technology (PHEV) which includes the Chevrolet Volt and Opel Ampera electric vehicles with extended range capabilities. We plan to invest heavily between 2011 and 2012 to support the expansion of our electrified vehicle offerings and in-house development and manufacturing capabilities of advanced batteries, electric motors and power control systems.

The GM Two-mode Hybrid system is offered with the automotive industry’s only hybrid full-size trucks and sport utility vehicles: Chevrolet Tahoe, Chevrolet Silverado, GMC Yukon and Yukon Denali, GMC Sierra, Cadillac Escalade and Escalade Platinum.

A PHEV, using a modified version of our Two-Mode Hybrid system and advanced lithium-ion battery technology, is scheduled to launch in 2012. The PHEV will provide low-speed electric-only propulsion, and blend engine and battery power to significantly improve fuel efficiency.

The Chevrolet Volt is an electric vehicle with extended range capability. For the first 25 to 50 miles, depending on terrain, driving technique, temperature and battery age, the Chevrolet Volt operates as a full-performance battery electric vehicle powered only by electricity. Once the battery is depleted, the Chevrolet Volt’s onboard engine generates the energy needed to power the vehicle over 300 additional miles on a full tank of premium fuel. Production of the 2011 Chevrolet Volt began in November 2010. The Chevrolet Volt arrived in dealerships in select U.S. geographic markets in December 2010, and we plan to have Chevrolet Volts available in all participating dealerships in the U.S. by the end of 2011. A second electric vehicle with extended range, the Opel Ampera, is scheduled to launch in Europe in late 2011.

Hydrogen Fuel Cell Technology

As part of our long-term strategy to reduce petroleum consumption and greenhouse gas emissions we are committed to continuing development of our hydrogen fuel cell technology. We and Old GM have conducted research in hydrogen fuel cell development spanning more than 40 years, and we are the only U.S. automobile manufacturer actively engaged in all elements of the fuel cell propulsion system development in-house. Our Chevrolet Equinox fuel cell electric vehicle demonstration programs, such as Project Driveway, are the largest in the world and have accumulated more than 1.7 million miles of real-world driving by consumers, celebrities, business partners and government agencies. More than 6,500 individuals have driven the fuel cell powered Chevrolet Equinox, either in short drives, such as media or special events, or as part of Project Driveway. To date, their feedback has led to technology improvements such as extending fuel cell stack life and improvements in the regenerative braking system, which has also benefited our Two-Mode Hybrid vehicles, and improvements in the infrastructure of fueling stations for hydrogen fuel cell electric vehicles. The knowledge gained during Project Driveway on the fuel cell itself has affected the development of the Chevrolet Volt battery as we are applying fuel cell thermal design knowledge to the Chevrolet Volt battery design. Project Driveway operates in Washington D.C. and California (including Los Angeles, Orange County and Sacramento) for the California Fuel Cell Partnership and the California Air Resources Board (CARB). Project Driveway also operates in the New York Metropolitan area and the greater New York City area with hydrogen fueling stations at JFK International Airport and in the Bronx. Most Project Driveway participants drive Chevrolet Equinoxes for two months with the cost of fuel and insurance provided free in exchange for participant feedback. The Chevrolet Equinox fuel cell electric vehicles do not use any gasoline or oil and emit only water vapor. We have made significant progress on the fuel cell stack for a second-generation fuel cell vehicle, though we currently have not approved such a program.

OnStar

Advancements in telematics (wireless voice and data) technology are demonstrated through our OnStar service. OnStar’s in-vehicle safety, security and communications service is available on more than 40 of our 2011 model year vehicles and currently serves 6 million subscribers in the U.S., Canada and China. In China, OnStar increased in-vehicle telematics services to more than 170,000 subscribers. OnStar’s key services include: Automatic Crash Response, Stolen Vehicle Assistance, Turn-by-Turn Navigation, OnStar Vehicle Diagnostics and Hands-Free Calling. In 2010 we offered OnStar eNav, a feature of Turn-by-Turn Navigation, available through Google Maps. OnStar subscribers are able to search for and identify destinations using Google Maps and send those destinations to their vehicles. They can then access the destinations whenever they choose and receive OnStar Turn-by-Turn directions to the destination from wherever they are. Also in 2010, Chevrolet and OnStar unveiled the automotive industry’s first

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

working smartphone application, which will allow Chevrolet Volt owners 24/7 connection and remote control of vehicle functions and OnStar features. OnStar’s Mobile Application allows drivers to communicate with their Chevrolet Volt from Motorola Droid, Apple iPhone and Blackberry Storm smartphones. It uses a real-time data connection to perform tasks from setting the charge time to unlocking the doors.

In 2009 OnStar developed an Injury Severity Prediction system based on the findings of a Center for Disease Control and Prevention expert panel which allows OnStar advisors to alert first responders when a vehicle crash is likely to have caused serious injury to the occupants. Data from OnStar’s Automatic Crash Response system will be used to automatically calculate the Injury Severity Prediction which can assist responders in determining the level of care required and the transport destination for patients. OnStar has also expanded its Stolen Vehicle Assistance services with the announcement of Remote Ignition Block. This will allow an OnStar Advisor to send a remote signal to a subscriber’s stolen vehicle to prevent the vehicle from restarting once the ignition is turned off. We believe that this capability will not only help authorities recover stolen vehicles, but can also prevent or shorten dangerous high speed pursuits.

Other Technologies

Other safety systems include the third generation of our StabiliTrak electronic stability control system. The system maximizes handling and braking by using a combination of systems and sensors including anti-lock braking systems (ABS), traction control, suspension and steering. Our Lane Departure Warning System and Side Blind Zone Alert Systems extend and enhance driver awareness and vision.

Product Development

Our vehicle development activities are integrated into a single global organization. This strategy builds on earlier efforts to consolidate and standardize our approach to vehicle development.

Under our global vehicle architecture strategy and for each of our ten global architectures, we define a global architecture as a specific range of performance characteristics and dimensions supporting a common set of major underbody components and subsystems with common interfaces.

A centralized organization is responsible for many of the non-visible parts of the vehicle such as steering, suspension, the brake system, the heating, ventilation and air conditioning system and the electrical system. This team works very closely with the global architecture development teams around the world, who are responsible for components that are unique to each brand, such as exterior and interior design, tuning of the vehicle to meet the brand character requirements and final validation to meet applicable government requirements.

We currently have ten different global architectures that are assigned to regional centers around the world. The allocation of the architectures to specific regions is based on where the expertise for the vehicle segment resides, e.g., mini and small vehicles in Asia Pacific, compact vehicles in Europe and midsize, crossover, and rear-wheel drive vehicles in North America. We are engineering most of these global architectures to enable various electric propulsion systems, rather than having unique architectures for hybrids, plug-in hybrids, extended-range electric and electric vehicles.

The ten global architectures are:

• Mini	• Midsize Truck
• Small	• Small Sport Utility Vehicle
• Compact	• Compact Sport Utility Vehicle
• Midsize	• Small Rear-Wheel Drive
• Midsize Crossover	• Large Rear-Wheel Drive

We plan to increase the volume of vehicles produced from common global architectures to more than 50% of our total volumes in 2015 from less than 17% today.

CONFIDENTIAL

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

Raw Materials, Services and Supplies

We purchase a wide variety of raw materials, parts, supplies, energy, freight, transportation and other services from numerous suppliers for use in the manufacture of our products. The raw materials are primarily composed of steel, aluminum, resins, copper, lead and platinum group metals. We have not experienced any significant shortages of raw materials and normally do not carry substantial inventories of such raw materials in excess of levels reasonably required to meet our production requirements. In 2009 the weakening of commodity prices experienced in the latter part of 2008 was generally reversed with prices returning to more historical levels by year end. In early 2010, our costs increased further as commodity prices increased faster than expected due to economic growth in China and speculative activity in the commodity markets. During the middle part of 2010 there was a slight leveling of commodity prices due to European sovereign debt issues and concerns over a slowdown in China, but commodity prices have returned to steady price increases during the last few months of 2010.

In some instances, we purchase systems, components, parts and supplies from a single source and may be at an increased risk for supply disruptions. Based on our standard payment terms with our systems, components and parts suppliers, we are generally required to pay most of these suppliers on average 47 days following receipt with weekly disbursements.

Environmental and Regulatory Matters

Automotive Emissions Control

We are subject to laws and regulations that require us to control automotive emissions, including vehicle exhaust emission standards, vehicle evaporative emission standards and onboard diagnostic system (OBD) requirements, in the regions throughout the world in which we sell cars, trucks and heavy-duty engines.

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

The EPA and the CARB continue to emphasize testing on vehicles sold in the U.S. for compliance with these emissions requirements. We believe that our vehicles meet the current EPA and CARB requirements. If our vehicles do not comply with the emission standards or if defective emission control systems or components are discovered in such testing, or as part of government required defect reporting, we could incur substantial costs related to emissions recalls and possible fines. We expect that new CARB and federal requirements will increase the time and mileage periods over which manufacturers are responsible for a vehicle’s emission performance.

The current EPA and the CARB emission requirements are referred to as Tier 2 and Low Emission Vehicle (LEV) II. Fleet-wide compliance with the Tier 2 and LEV II standards must be achieved based on a sales-weighted fleet average. President Obama has

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

directed the EPA to review its vehicle emission standards, and if the EPA finds that more stringent emission regulations are necessary, to promulgate such regulations. The CARB is developing its next generation emission standards, LEV III, which will further increase the stringency of its emission standards. We expect the LEV III requirements to be adopted as early as the fourth quarter of 2011 and to be phased in beginning with the 2014 model year. Both the EPA and the CARB have enacted regulations to control the emissions of greenhouse gases. Since we believe these regulations are effectively a form of fuel economy requirement, they are discussed under “Automotive Fuel Economy.”

California law requires that 11% of 2011 model year cars and certain light-duty trucks sold in the state must be zero emission vehicles (ZEV), such as electric vehicles or hydrogen fuel cell vehicles. The requirement is based on a complex system of credits that vary in magnitude by vehicle type and model year. Manufacturers have the option of meeting a portion of this requirement with partial ZEV credit for vehicles that meet very stringent exhaust and evaporative emission standards and have extended emission system warranties. An additional portion of the ZEV requirement can be met with vehicles that meet these partial ZEV requirements and incorporate advanced technology, such as a hybrid electric propulsion system meeting specified criteria. Beginning in 2012, an additional portion of the ZEV requirement can be met with PHEVs that meet the partial ZEV requirements and certain other criteria. We are complying with the ZEV requirements using a variety of means, including producing vehicles certified to the partial ZEV requirements. CARB has also announced plans to adopt, as early as the fourth quarter of 2011, 2018 model year and later requirements for ZEVs and PHEVs to achieve greenhouse gas as well as criteria pollutant emission reductions to help achieve the state’s long-term greenhouse gas reduction goals.

The Clean Air Act permits states that have areas with air quality compliance issues to adopt the California car and light-duty truck emission standards in lieu of the federal requirements. Twelve states, including New York, Massachusetts, Maine, Vermont, Connecticut, Pennsylvania, Rhode Island, New Jersey, Oregon, Washington, Maryland and New Mexico, as well as the Province of Quebec, currently have these standards in effect, although New Mexico has waived its requirements through 2016 effective January 2011. Arizona has adopted the California standards effective beginning in the 2012 model year and Delaware has adopted those standards beginning in the 2014 model year. Additional states could also adopt the California standards in the future.

Advanced OBD systems, used to identify and diagnose problems with emission control systems, are required under U.S. federal, Canadian federal and California law. Problems detected by the OBD system have the potential of increasing warranty costs and the chance for recall. OBD requirements become more challenging each year as vehicles must meet lower emission standards and new diagnostics are required. California has adopted more stringent and technically challenging OBD requirements that take effect from the 2008 through 2013 model years, including new design requirements and corresponding enforcement procedures. We have implemented hardware and software changes to comply with these more stringent requirements.

The federal Tier 2 requirements for evaporative emissions are being harmonized with the California evaporative emission requirements beginning with a 2009 model year phase-in. California plans to further increase the stringency of its evaporative emission requirements as part of its LEV III rulemaking.

Vehicles equipped with heavy-duty engines are also subject to stringent emission requirements, and could be recalled, or fines could be imposed against us, should testing or defect reporting identify a noncompliance with these emission requirements. For the 2011 model year, certain gasoline and diesel-powered Chevrolet Silverados, GMC Sierra Pickups, Chevrolet Express and GMC Savana Vans are classified as heavy-duty and subject to these requirements. We also certify heavy-duty engines for installation in other manufacturers’ products. The heavy-duty exhaust standards became more stringent in the 2010 model year. As permitted by EPA and CARB regulations, we are using a system of credits, referred to as Averaging Banking and Trading, to help meet these stringent standards. OBD requirements were first applied to heavy-duty vehicles beginning with the 2010 model year, which we are meeting with certain hardware and software changes.

Europe

In Europe, emissions are regulated by two different entities: the European Commission (EC) and the United Nations Economic Commission for Europe (UN ECE). The EC imposes harmonized emission control requirements on vehicles sold in all 27 European

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Union (EU) Member States, and other countries apply regulations under the framework of the UN ECE. EU Member States can give tax incentives to automobile manufacturers for vehicles which meet emission standards earlier than the compliance date. This can result in specific market requirements for automobile manufacturers to introduce technology earlier than is required for compliance with the EC emission standards. The current EC requirements include type approval of preproduction testing of vehicles, testing of vehicles after assembly and the obligation to recall and repair vehicles that do not comply with emissions requirements. EC and UN ECE requirements are equivalent in terms of stringency and implementation. We must demonstrate that vehicles will meet emission requirements in witness tests and obtain type approval from an approval authority before we can sell vehicles in the EU Member States.

Emission requirements in Europe will become even more stringent in the future. A new level of exhaust emission standards for cars and light-duty trucks, Euro 5 standards, was applied in 2009, while stricter Euro 6 standards will apply beginning in 2014. The OBD requirements associated with these new standards will become more challenging as well. The new European emission standards focus particularly on reducing emissions from diesel vehicles. Diesel vehicles have become important in the European marketplace, where they encompass 50% of the market share. The new requirements will require additional technologies and further increase the cost of diesel engines, which currently cost more than gasoline engines. To comply with Euro 6, we expect that we will need to implement technologies which are identical to those being developed to meet U.S. emission standards. The technologies available today are not cost effective and would therefore not be suitable for the European market for small- and mid-size diesel vehicles, which typically are under high cost pressure. Certain measures to reduce exhaust pollutant emissions have detrimental effects on vehicle fuel economy, which drives additional technology cost to maintain fuel economy.

In the long-term, notwithstanding the already low vehicle emissions in Europe, regulatory discussions in Europe are expected to continue. Regulators will continue to refine the testing requirements addressing issues such as test cycle, durability, OBD, in-service conformity and off-cycle emissions.

International Operations

In our international operations, our vehicles are subject to a broad range of vehicle emission laws and regulations. China has implemented European emission standards, with Euro 4 standards first applied in Beijing in 2008. Shanghai implemented Euro 4 standards with European OBD requirements for newly registered vehicles in 2009 and Euro 4 standards came into effect nationwide in 2010 for new vehicle approvals and will come into effect beginning in 2011 for newly registered vehicles. Beijing is expected to require many elements of Euro 5 standards for newly registered vehicles beginning in 2012 with additional elements of Euro 5 standards being enforced beginning in 2014. Nationwide implementation of Euro 5 is expected in 2013 or 2014. South Korea has implemented the following: (1) CARB emission requirements based on a sales-weighted fleet average with different application timings and levels of non-methane organic gas (which is the sum of all organic air pollutants, excluding methane) targets for gasoline and LPG powered vehicles; (2) Euro 5 standards for diesel-powered vehicles; (3) CARB standards for gasoline-powered vehicles; and (4) EU regulations for diesel-powered vehicles for OBD and evaporative emissions. The senior representatives from each of the Association of Southeast Asian Nations (ASEAN Committee) agreed that the major ASEAN countries of Thailand, Malaysia, Indonesia, Philippines and Singapore would implement Euro 4 standards for gasoline and diesel powertrains, with the exception of Singapore which already requires Euro 4 for diesel powertrains. In April 2010 most of the ASEAN countries decided to postpone Euro 4 beyond 2012 with the exception of Thailand. Since April 2010 India’s Bharat Stage IV emission standards have been required for new vehicle registrations in 13 major cities and Bharat Stage III emission standards are required throughout the rest of India. Starting in 2013 EU OBD II will be implemented for all Bharat Stage IV vehicles. Roadworthiness requirements in 13 major cities for Bharat Stage IV vehicles will commence in 2011. Japan sets specific exhaust emission and durability standards, test methods and driving cycles. In Japan, OBD is required with both EU and U.S. OBD systems accepted. All other countries in which we conduct operations within the Asia Pacific region either require or allow some form of EPA, EU or UN ECE style emission regulations with or without OBD requirements. In Russia, current emission regulations are equivalent to Euro 3 for cars and Euro 2 for commercial vehicles. The implementation of Euro 4 equivalent emission requirements for cars has been delayed to 2012. Euro 5 equivalent emission requirements for cars do not have an implementation date, but are expected to be implemented in 2015. Australia currently requires a Euro 4 equivalent emission standard and is currently considering the implementation of a Euro 5 equivalent emission standard.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

South America

In South America, some countries follow the U.S. test procedures, standards and OBD requirements and some follow the EU test procedures, standards and OBD requirements with different levels of stringency. Brazil implemented national LEV standards, L5, which preceded Tier 2 standards in the U.S., for passenger cars and light commercial vehicles in 2009. L6 standards for light diesel vehicles are to be implemented in 2012, which mandate OBD requirements for light diesel vehicles in 2015. L6 standards for light gasoline vehicles are to be implemented in 2014 for new vehicles and 2015 for all models. Argentina implemented Euro 4 standards starting with new vehicle registrations in 2009 and is moving to Euro 5 standards in 2012 for new vehicles and 2014 for all models. Chile currently requires U.S. Tier 1 or Euro 3 standards for gasoline vehicles and U.S. Tier 2 Bin 8 or Euro 4 standards for diesel vehicles and has approved U.S. Tier 2 Bin 8 or Euro 4 standards for gasoline vehicles beginning in April 2011 and U.S. Tier 2 Bin 5 or Euro 5 standards for diesel vehicles beginning in September 2011. Other countries in the South America region either have adopted some level of U.S. or EU standards or no standards at all.

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

The future effect of environmental matters, including potential liabilities, is often difficult to estimate. Environmental reserves are recorded when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. At December 31, 2010 our reserves for environmental liabilities were $195 million. The amount of current reserves is expected to be paid out over the periods of remediation for the applicable sites, which typically range from five to 30 years.

The following table summarizes the expenditures for site-remediation actions, including ongoing operations and maintenance (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Site remediation expenses	$19	$3	$34	$94

It is possible that such remediation actions could require average annual expenditures of $30 million over the next five years.

Certain remediation costs and other damages for which we ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as our connection to the site or to materials located at the site, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation). As a result, we are unable to determine or reasonably estimate the total amount of costs or other damages for which we are potentially responsible in connection with all sites, although that total could be substantial.

To mitigate the effects our worldwide facilities have on the environment, we are committed to convert as many of our worldwide facilities as possible to landfill-free facilities. Landfill-free facilities send no manufacturing waste to landfills, by either recycling or creating energy from the waste. As part of our commitment to reduce the environmental effect resulting from our worldwide facilities, our goal was to convert half of our major global manufacturing operations to landfill-free facilities by 2010. In 2010 we achieved this

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

goal with 76 landfill-free facilities, which is 52% of our worldwide facilities. At our landfill-free facilities, over 96% of waste materials are recycled or reused and 3% is converted to energy at waste-to-energy facilities. We estimate that we recycled or reused over 1.9 million tons of waste materials and estimate that we converted 38,800 tons of waste materials to energy at waste-to-energy facilities in the year ended December 31, 2010. These numbers will increase as additional manufacturing sites reach landfill-free status.

We are continuing to implement our global energy strategy with a goal to increase our green power purchases. Our web-based data collection and management system is an integrated application designed to monitor and measure energy use as well as calculate the related carbon dioxide (CO2) emissions, including collecting and verifying energy, water, and other environmental data from facilities around the globe. We manage our greenhouse gas emissions using an integrated systems approach. This integrated systems approach includes a greenhouse gas reporting policy, global process to collect accurate data, internal and external targets and reporting progress against the established targets.

Automotive Fuel Economy

North America

The 1975 Energy Policy and Conservation Act (EPCA) provided for average fuel economy requirements for fleets of passenger cars built for the 1978 model year and thereafter. Corporate Average Fuel Economy (CAFE) reporting is required for three separate fleets, domestically produced cars, imported cars and light-duty trucks. In 2010 car standards were fixed at 27.5 mpg while the light duty trucks standards were established using targets for various vehicle sizes and vehicle model sales volumes. The following table summarizes our estimated CAFE compliance standards and our projected compliance (in mpg):

	2010 Model Year (a)		2011 Model Year (b)(c)
	Standard	GM	Standard	GM
Domestic car	27.5	30.6	30.0	31.0
Import car	27.5	34.0	28.2	30.2
Light-duty truck	22.9	25.4	22.7	22.7

(a)	Reported in our Official 2010 Mid-Model Year Automotive Fuel Economy Report to National Highway Traffic Safety Administration (NHTSA).

(b)	Reported in our Official 2011 Pre-Model Year Automotive Fuel Economy Report to NHTSA.

(c)	Beginning in 2011 all three fleet’s standards are reformed (i.e., based on vehicle size and vehicle model sales volumes).

In response to a U.S. Supreme Court decision, the EPA was directed to establish a new program to regulate greenhouse gas emissions for vehicles under the Clean Air Act. In April 2010 the EPA and the NHTSA issued a joint final rule to implement a coordinated national program consisting of new requirements for model year 2012 through 2016 light-duty vehicles that will reduce greenhouse gas emissions under the Clean Air Act and improve fuel economy pursuant to the CAFE standards under the EPCA. These reform-based standards apply to 2012 through 2016 model year passenger cars, light-duty trucks, and medium-duty passenger vehicles (collectively, light-duty vehicles) and will require an industry wide standard of 35.5 mpg by 2016. Our current product plan projects compliance with the federal programs through 2016.

Environment Canada, an agency established to preserve and enhance the quality of the natural environment and coordinate environmental policies and programs for the Canadian federal government, implemented vehicle greenhouse gas standards that were harmonized with the mandatory standards of the U.S. beginning with the 2011 model year. The Province of Quebec has indicated that it will align its vehicle greenhouse gas regulation to the Canadian federal government requirements once they are finalized.

California has passed legislation (AB 1493) requiring the CARB to regulate greenhouse gas emissions from vehicles (which is the same as regulating fuel economy). This California program is currently established for the 2009 through 2016 model years. California needed a federal waiver to implement this program and was granted this waiver in June 2009.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CARB has agreed that compliance with the federal program is deemed to be compliance with the California program for 2012 through 2016 model years. California’s program to regulate vehicle greenhouse gases is separately in effect for the 2009 through 2011 model years. The following table summarizes California’s program compliance standards and our projected compliance (in grams per mile CO2-equivalent):

	2009 Model Year		2010 Model Year		2011 Model Year
	Standard	Combined GM and Old GM	Standard	GM	Standard	GM (a)
Passenger car and light-duty truck 1 fleet	323	297	301	295	267	291
Light–duty truck 2 + medium-duty passenger vehicle fleet	439	414	420	384	390	379

(a)	Our performance projections for the 2011 model year for passenger cars is projected to be more than the standard. We are still projecting compliance in 2011 due to the allowed use of credits earned in previous years.

Europe

In Europe, legislation was passed in 2009 to regulate vehicle CO2 emissions beginning in 2012. Based on a target function of CO2 to vehicle weight, each automobile manufacturer must meet a specific sales weighted fleet average target. This fleet average requirement will be phased in with 65% of vehicles sold in 2012 required to meet this target, 75% in 2013, 80% in 2014 and 100% in 2015 and beyond. Automobile manufacturers can earn super-credits under this legislation for the sales volume of vehicles having a specific CO2 value of less than 50 grams CO2. This is intended to encourage the early introduction of ultra-low CO2 vehicles such as the Chevrolet Volt and Opel Ampera by providing an additional incentive to reduce the CO2 fleet average. Automobile manufacturers may gain credit of up to seven grams for eco-innovations for those technologies which improve real-world fuel economy but may not show in the test cycle, such as solar panels on vehicles. There is also a 5% credit for E85 FlexFuel vehicles if more than 30% of refueling stations in an EU Member State sell E85. Further regulatory detail is being developed in the comitology process, which develops the detail of the regulatory requirements through a process involving the EC and EU Member States. The legislation sets a target of 95 grams per kilometer CO2 for 2020 with an impact assessment required to further assess and develop this requirement. We have developed a compliance plan by adopting operational CO2 targets for each market entry in Europe.

In 2009 the European Commission adopted a proposal to regulate CO2 emissions from light commercial vehicles. The proposal is modeled after the CO2 regulation for passenger cars. It proposes that new light commercial vehicles meet a fleet average CO2 target of 175 grams per kilometer CO2 with a phase-in of compliance beginning with 75% of new light commercial vehicles by 2014, 80% by 2015 and 100% compliance by 2016. The manufacturer-specific CO2 compliance target will be determined as a function of the weight of the vehicle with all standard equipment and fuel (vehicle curb weight). Flexibilities, such as eco-innovations and super credits, are part of the regulatory proposal as well. A long-term target for 2020 of 135g/km has been also proposed, to be confirmed in 2013 after an impact assessment. We are currently performing an assessment of the effect of the proposal on our fleet of light commercial vehicles. The proposal will now go through the legislative process with the European Parliament and European Council, during which we expect some modifications to be adopted.

An EC regulation has been adopted that will require low-rolling resistance tires, tire pressure monitoring systems and gear shift indicators by 2012. An additional EC regulation has been adopted that will require labeling of tires for noise, fuel efficiency and rolling resistance, affecting vehicles at the point of sale as well as the sale of tires in the aftermarket.

Seventeen EU Member States have introduced fuel consumption or CO2 based vehicle taxation schemes. Tax measures are within the jurisdiction of the EU Member States. We are faced with significant challenges relative to the predictability of future tax laws and differences in the tax schemes and thresholds.

International Operations

In our international operations, we face new or increasingly more stringent fuel economy standards. In China, Phase 3 fuel economy standards are under development and will move from a vehicle pass-fail system to a curb-weight based, corporate fleet

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

average scheme. Phase 3 fuel economy standards are expected to increase by 15% or more from the current Phase 2 targets and implementation is expected to be phased in from 2012 with full compliance required by 2015. Some relief for certain vehicle types and vehicles with automatic transmissions will be applied through 2015. In 2016 there will be one common standard for vehicles with either a manual or automatic transmission. China is also considering proposals to increase annual vehicle taxes, and to scale the tax rates to more heavily tax larger displacement engines beginning in 2012. In Korea, new preliminary fuel economy/CO2 targets for 2012 through 2015 and beyond were announced in September 2010 as part of the government’s low carbon/green growth strategy. These targets are based on each vehicle’s curb weight, but in general are set at levels more stringent than fuel economy/CO2 targets in the U.S., but less stringent than fuel economy/CO2 targets in Europe. The proposed standards will be phased-in beginning in 2012 and finishing in 2015 with manufacturers having the option to certify either on a fuel consumption basis or a CO2 emissions basis. Each manufacturer will be given a corporate target to meet based on an overall industry fleet fuel economy/CO2 average. Other aspects of the program being considered include credits, incentives, and penalties. In January 2011 Korea announced the exemption level for compliance by small volume manufacturers as discussed in the Korea-U.S. and Korea-EU free trade agreement negotiations. Manufacturers with sales volumes of less than 4,500 units in 2009 will meet the small volume manufacturer’s exemption and will be subject to less stringent requirements. Korea is expected to finalize and promulgate the new fuel economy/CO2 regulation in the first quarter of 2011. In Australia, the government is conducting an assessment of possible vehicle fuel efficiency measures including shifting from voluntary to mandatory standards and how any such move would align with the government’s policy response to climate change. Before the government makes any decisions on additional fuel efficiency measures, it will conduct an industry consultation. India is expected to establish fuel economy norms based on weight and measured in CO2 emissions that will become mandatory in 2015. The Indian government is considering establishing voluntary limits in 2012, mandatory limits in 2015 with a 12.4% decrease from 2012 values and a 13.0% drop from 2015 limits by 2020. In 2009 automobile manufacturers in India began to voluntarily declare the fuel economy of each vehicle at the point of sale. In South Africa, CO2 emissions are not regulated, but a new CO2 emission tax went into effect for all new passenger cars in September 2010 with the exception of double cabbed light commercial vehicles, for which implementation is delayed until March 2011.

South America

In Brazil, governmental bodies and the Brazilian automobile manufacturers association established a national voluntary program for evaluation and labeling of light passenger and commercial vehicles equipped with internal combustion engines. This voluntary program aims to increase vehicle energy efficiency by labeling vehicles with fuel consumption measurements for urban, extra-urban and combined (equivalent to city and highway mpg measurements in the U.S.) driving conditions.

Chemical Regulations

North America

In the U.S., the EPA and several states have introduced regulations or legislation related to the selection and use of safer chemical alternatives, green chemistry and product stewardship initiatives as have several provinces in Canada. These initiatives will give broad regulatory authority over the use of certain chemical substances and potentially affect automobile manufacturers’ responsibilities for vehicle life-cycle, including chemical substance selection for product development and manufacturing. Although vehicles may not specifically be included in the regulations currently being developed, automotive sector effects are expected because substances that comprise components may be included. These emerging regulations will potentially lead to increases in cost and supply chain complexity. California’s “Safer Alternatives for Consumer Products” was the first of these regulations although implementation requirements have been delayed beyond 2010.

Europe

In 2007 the EU implemented its regulatory requirements to register, evaluate, authorize and restrict the use of chemical substances (REACH). This regulation requires chemical substances manufactured in or imported into the EU in quantities of one metric ton or more per year to be registered with the European Chemicals Agency before 2018. During REACH’s pre-registration phase, Old GM

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

and our suppliers registered those substances identified by the regulation. REACH is to be phased in over a 10 year period. During the implementation phase, REACH will require ongoing action from manufacturers and importers of pure chemical substances, chemical preparations (mixtures), and articles. This will affect us, as an original equipment manufacturer (OEM), as well as our suppliers and other suppliers in the supply chain. Under REACH, substances of very high concern may either require authorization for further use or may be restricted in the future. This could potentially increase the cost of certain alternative substances that are used to manufacture vehicles and parts or result in a supply chain disruption when a substance is no longer available to meet production timelines. Our research and development initiatives may be diverted to address future REACH requirements. In order to maintain compliance, we are continually monitoring the implementation of REACH and its effect on our suppliers and the automotive industry.

Safety

New motor vehicles and motor vehicle equipment sold in the U.S. are required to meet certain safety standards promulgated by the NHTSA. The National Traffic and Motor Vehicle Safety Act of 1966 authorized the NHTSA to determine these standards and the schedule for implementing them. In the case of a vehicle defect that creates an unreasonable risk to motor vehicle safety or if a vehicle or item of motor vehicle equipment does not comply with a safety standard, the manufacturer is required to notify owners and provide a remedy. We are required to report certain information relating to certain customer complaints, warranty claims, field reports and notices and claims involving property damage, injuries and fatalities in the U.S. and claims involving fatalities outside the U.S., as well as information concerning safety recalls and other safety campaigns outside the U.S.

We are subject to certain safety standards and recall regulations in the markets outside the U.S. These standards often have the same purpose as the U.S. standards, but may differ in their requirements and test procedures. From time to time, other countries pass regulations which are more stringent than U.S. standards. Many countries require type approval while the U.S. and Canada require self-certification.

Vehicular Noise Control

Vehicles we manufacture and sell may be subject to noise emission regulations.

In the U.S., passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. We are committed to designing and developing our products to meet these noise regulations. Since addressing different vehicle noise regulations established in numerous state and local jurisdictions is not practical, we attempt to identify the most stringent requirements and validate to those requirements. In the rare instances where a state or local noise regulation is not covered by the composite requirement, a waiver of the requirement is requested and to date the resolution of these matters has not resulted in significant cost or other material adverse effects to us. Medium to heavy-duty trucks are regulated at the federal level. Federal truck regulations preempt all United States state or local noise regulations for trucks over 10,000 lbs. gross vehicle weight rating.

Outside the U.S., noise regulations have been established by authorities at the national and supranational level (e.g., EC or UN ECE for Europe). We believe that our vehicles meet all applicable noise regulations in the markets where they are sold.

While current noise emission regulations serve to regulate maximum allowable noise levels, proposals have been made to regulate minimum noise levels. These proposals stem from concern that vehicles that are relatively quiet, specifically hybrids, may not be heard by the sight-impaired. In the U.S., the Pedestrian Safety Enhancement Act was signed into law in January 2011 which requires NHTSA to study and then issue rulemaking on the minimum safe level of sound for hybrid and electrical vehicles. In Japan, the Ministry of Land, Infrastructure and Transport has issued guidelines on the performance and nature of any external audible pedestrian alert system, if fitted to a vehicle. The UN ECE is evaluating the use of a version of the Japanese guideline as an interim measure, pending further study. We are committed to design and manufacture vehicles to comply with potential noise emission regulations that may come from these proposals.

Potential Effect of Regulations

We are actively working on aggressive near-term and long-term plans to develop and bring to market technologies designed to further reduce emissions, mitigate remediation expenses related to environmental liabilities, improve fuel efficiency, monitor and

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

enhance the safety features of our vehicles and provide additional value and benefits to our customers. This is illustrated by our commitment to marketing more hybrid vehicles, our accelerated commitment to developing electrically powered vehicles, our use of biofuels in our expanded portfolio of FlexFuel vehicles and enhancements to conventional internal combustion engine technology which have contributed to the fuel efficiency of our vehicles. The conversion of many of our manufacturing facilities to landfill-free status has shown our commitment to mitigate potential environmental liability. We believe that the development and global implementation of new, cost-effective energy technologies in all sectors is the most effective way to improve energy efficiency, reduce greenhouse gas emissions and mitigate environmental liabilities.

Despite these advanced technology efforts, our ability to satisfy fuel economy, CO2 and other emissions requirements is contingent on various future economic, consumer, legislative and regulatory factors that we cannot control and cannot predict with certainty. If we are not able to comply with specific new requirements, which include higher CAFE standards and state CO2 requirements such as those imposed by the AB 1493 Rules, then we could be subject to sizeable civil penalties or have to restrict product offerings drastically to remain in compliance. Environmental liabilities, for which we may be responsible, are not reasonably estimable and could be substantial. Violations of safety or emissions standards could result in the recall of one or more of our products. In turn, any of these actions could have substantial adverse effects on our operations, including facility idling, reduced employment, increased costs and loss of revenue.

Pension Legislation

We are subject to a variety of federal rules and regulations, including the Employee Retirement Income Security Act of 1974, as amended (ERISA) and the Pension Protection Act of 2006 (PPA), which govern the manner in which we fund and administer our pensions for our retired employees and their spouses. The PPA is designed, among other things, to more appropriately reflect the fair value of pension assets and liabilities in order to determine funding requirements. The Pension Relief Act of 2010 provides us with additional options to amortize any shortfall amortization base for U.S. hourly and salaried qualified pension plans over seven years with amortization starting two years after the election of this relief or 15 years. While we do not need to make an election at this time, we expect to evaluate these options for the 2010 and 2011 plan years in the future. We do not have any required contributions in 2011. If we decide to elect one of these options, it could provide us with the flexibility to defer and potentially reduce the size of any minimum funding requirements for future years. We also maintain pension plans for employees in a number of countries outside the U.S., which are subject to local laws and regulations.

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

Significant Transactions

Public Offering

In November and December 2010 we consummated a public offering of 550 million shares of our common stock and 100 million shares of our Series B Preferred Stock and listed our common stock on the New York Stock Exchange and the Toronto Stock Exchange and listed our Series B Preferred Stock on the New York Stock Exchange. We received net proceeds of $4.9 billion from the offering of the Series B Preferred Stock.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Purchase of Series A Preferred Stock and Contributions to Pension Plans

In December 2010 we used proceeds received from our Series B Preferred Stock offering along with $1.2 billion cash on hand to purchase 84 million shares of our Series A Preferred Stock from the UST for a purchase price of $2.1 billion and make a $4.0 billion cash contribution to our U.S. hourly and salaried pension plans. In January 2011 we contributed 61 million shares of our common stock to our U.S. hourly and salaried pension plans valued at $2.2 billion for funding purposes. Refer to the section of this report entitled “Management’s Discussion and Analysis of Financial Condition — Specific Management Initiatives” for additional information about the purchase of Series A Preferred Stock and contributions to U.S. hourly and salaried pension plans.

Secured Revolving Credit Facility

In October 2010 we entered into a five year, $5.0 billion secured revolving credit facility. While we do not believe that we will be required to draw on the secured revolving credit facility to fund operating activities, the facility is expected to provide additional liquidity and financing flexibility. Refer to the section of this report entitled “Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources — Secured Revolving Credit Facility” for additional information about the secured revolving credit facility.

Acquisition of AmeriCredit

On October 1, 2010 we completed the acquisition of AmeriCredit for cash of approximately $3.5 billion.

363 Sale

On July 10, 2009, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Old GM and three of its domestic direct and indirect subsidiaries (collectively, the Sellers). The 363 Sale was consummated in accordance with the Purchase Agreement, between us and the Sellers, and pursuant to the Bankruptcy Court’s sale order dated July 5, 2009 (Purchase Agreement). Refer to the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Chapter 11 Proceedings and the 363 Sale” for additional information about the 363 Sale.

In connection with the 363 Sale, we also entered into a secured note agreement, as amended (VEBA Note Agreement) with the UAW Retiree Medical Benefits Trust (New VEBA) and issued the notes thereunder (VEBA Notes) to the New VEBA in the principal amount of $2.5 billion on July 10, 2009. The VEBA Notes had an implied interest rate of 9.0% per annum and were scheduled to be repaid in three equal installments of $1.4 billion on July 15 of 2013, 2015 and 2017. In October 2010, we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Notes of $2.8 billion.

Agreements with UST and EDC

On July 10, 2009 we entered into a secured credit agreement with the UST (as amended, UST Credit Agreement) and assumed debt of $7.1 billion Old GM incurred under the DIP Facility (as subsequently defined). Through our wholly-owned subsidiary General Motors of Canada (GMCL), we entered into an amended and restated loan agreement (Canadian Loan Agreement) with Export Development of Canada (EDC) and assumed a CAD $1.5 billion (equivalent to $1.3 billion when entered into) term loan maturing on July 10, 2015 (Canadian Loan). Proceeds of the DIP Facility of $16.4 billion were deposited in escrow, to be distributed to us at our request if certain conditions were met and returned to us after the UST Loans and the Canadian Loan were repaid in full. Immediately after entering into the UST Credit Agreement, we made a partial pre-payment due to the termination of the U.S. government sponsored warranty program, reducing the principal balance to $6.7 billion.

In April 2010 we used funds from our escrow account to repay in full the outstanding amount of the UST Loans of $4.7 billion and GMCL repaid in full the then-outstanding amount of the Canadian Loan of $1.1 billion. Both loans were repaid prior to maturity. Following our repayment of the UST Loans and the Canadian Loan, our remaining funds of $6.6 billion that were held in escrow

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

became unrestricted. Refer to the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — UST Loans and Canadian Loan” for additional information about the UST Loans and Canadian Loan.

Agreement with Delphi Corporation

In July 2009, we entered into the Delphi Master Distribution Agreement (DMDA) with Delphi Corporation (Delphi) and other parties. Under the DMDA, we agreed to acquire Nexteer, which supplies us and other OEMs with steering systems and columns, and four domestic facilities that manufacture a variety of automotive components, primarily sold to us. We and several third party investors agreed to acquire substantially all of Delphi’s remaining assets through New Delphi and certain excluded assets and liabilities have been retained by a Delphi entity to be sold or liquidated. In October 2009, we consummated the transaction contemplated by the DMDA with Delphi, New Delphi, Old GM and other sellers and other buyers that are party to the agreement, as more fully described in Note 5 to our consolidated financial statements. Refer to the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Specific Management Initiatives — Resolution of Delphi Matters” for a description of the terms of the DMDA and related agreements.

Employees

At December 31, 2010 we employed 202,000 employees, of whom 135,000 (67%) were hourly employees and 67,000 (33%) were salaried employees. The following table summarizes worldwide employment (in thousands):

	Successor		Predecessor
	December 31, 2010	December 31, 2009	December 31, 2008
GMNA (a)	96	103	118
GME (b)	40	50	54
GMIO (c)	32	34	38
GMSA	31	28	32
GM Financial	3	—	—

Total Worldwide	202	215	242

U.S. — Salaried	28	26	30
U.S. — Hourly	49	51	62

(a)	Decrease in GMNA primarily relates to restructuring initiatives in the years ended December 31, 2010 and 2009.

(b)	Decrease in GME primarily relates to the sale of Saab, employees located within Russia and Uzbekistan transferred from our GME segment to our GMIO segment and restructuring initiatives in Belgium, Germany, Spain and the United Kingdom in the year ended December 31, 2010.

(c)	GMIO reflects a reduction of 2,400 employees due to the sale of GM India in the year ended December 31, 2010.

At December 31, 2010 49,000 of our U.S. employees (or 64%) were represented by unions, of which 48,000 employees were represented by the UAW. Many of our employees outside the U.S. were represented by various unions. At December 31, 2010, we had 400,000 U.S. hourly and 120,000 U.S. salaried retirees, surviving spouses and deferred vested participants.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Executive Officers of the Registrant

The names and ages as of February 28, 2011 of our executive officers, and their positions and offices with General Motors are as follows:

Name and (Age)	Positions and Offices
Daniel F. Akerson (62)	Chairman and Chief Executive Officer
Stephen J. Girsky (48)	Vice Chairman, Corporate Strategy, Business Development, Global Product Planning, and Global Purchasing and Supply Chain
Christopher P. Liddell (52)	Vice Chairman and Chief Financial Officer
Thomas G. Stephens (62)	Vice Chairman and Global Chief Technology Officer
Jaime Ardila (55)	GM Vice President & President, South America
Timothy E. Lee (60)	GM Vice President & President, International Operations
David N. Reilly (61)	GM Vice President & President, Europe
Mark L. Reuss (47)	GM Vice President & President, North America
Mary T. Barra (49)	GM Senior Vice President, Global Product Development
Michael P. Millikin (62)	GM Senior Vice President and General Counsel
Daniel Ammann (38)	GM Vice President, Finance and Treasurer
Selim Bingol (50)	GM Vice President, Global Communications
Nicholas S. Cyprus (57)	GM Vice President, Controller and Chief Accounting Officer
Joel Ewanick (50)	GM Vice President and Global Chief Marketing Officer
Terry S. Kline (49)	GM Vice President, Information Technology and Chief Information Officer

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

Daniel F. Akerson was named Chief Executive Officer in September 2010 and Chairman in January 2011. He had been a member of our Board of Directors since July 2009 and served on the Finance and Risk Policy (Chair) and Audit Committees. Before joining GM, he was Managing Director and Head of Global Buyout of The Carlyle Group from July 2009 until August 2010 and Managing Director and Co-Head of the U.S. Buyout Fund from 2003 to 2009. Mr. Akerson previously served as Chairman and Chief Executive Officer of XO Communications, Inc. from 1999 to January 2003, Chairman of Nextel Communications from 1996 to 2001, and Chairman and Chief Executive Officer from 1996 to 1999.

Stephen J. Girsky was named Vice Chairman of Corporate Strategy, Business Development, Global Product Planning, and Global Purchasing and Supply Chain in February 2011. He had been Vice Chairman of Corporate Strategy and Business Development since March 2010. He had been a member of our Board of Directors since July 2009 and served on the Finance and Risk Policy and Public Policy Committees. Prior to joining GM, he served as Senior Advisor to the Office of the Chairman of our company from December 2009 to February 2010 and President of S. J. Girsky & Company an advisory firm, from January 2009 to March 1, 2010. From November 2008 to June 2009, Mr. Girsky was an advisor to the UAW. He served as President of Centerbridge Industrial Partners, LLC, an affiliate of Centerbridge Partners, L.P., a private investment firm, from 2006 to 2009. Prior to joining Centerbridge, Mr. Girsky was a special advisor to the Chief Executive Officer and the Chief Financial Officer of Old GM from 2005 to June 2006. Mr. Girsky also served as lead director of Dana Holding Corporation (2008 to 2009). He has been a member of the Supervisory Board of Adam Opel GmbH since January 2010.

Christopher P. Liddell joined GM as Vice Chairman and Chief Financial Officer in January 2010 and leads our financial and accounting operations on a global basis. Before joining GM, Liddell was CFO for Microsoft Corporation from May 2005 until December 2009, where he was responsible for leading their worldwide finance organization. Mr. Liddell had previously served as CFO at International Paper Company.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Thomas G. Stephens was named Vice Chairman and Global Chief Technology Officer in January 2011. He had been associated with Old GM since 1969. Mr. Stephens had been Vice Chairman, Global Product Operations since December 2009, Vice Chairman, Global Product Development from July 2009 to December 2009 and Vice Chairman, Global Product Development for Old GM since April 2009. In January 2007, Mr. Stephens was appointed Group Vice President Global Powertrain and Global Quality and became Executive Vice President in March 2008. He was named Group Vice President for Global Powertrain in July 2001.

Jaime Ardila was named GM Vice President & President, South America, effective July 2010. He had been associated with Old GM since 1984. He had served as President and Managing Director of GM Mercosur since November 2007, with responsibility for operations in Brazil, Argentina, Uruguay, Paraguay, Chile, Bolivia, and Peru. Prior to this position, he was Vice President and Chief Financial Officer of GM Latin America, Africa and Middle East since March 2003.

Timothy E. Lee was named GM Vice President & President, International Operations in December 2009. He had been associated with Old GM since 1969. He had been Group Vice President, Global Manufacturing and Labor since October 2009. He was named GM North America Vice President, Manufacturing in January 2006. Mr. Lee became Vice President of Manufacturing of GM Europe, in 2002.

David N. Reilly was named GM Vice President & President, Europe in December 2009. He had been associated with Old GM since 1975. He had been Executive Vice President, GM International Operations since August 2009. He was appointed Group Vice President and President of GM Asia Pacific in July 2006 and had previously been President and Chief Executive Officer of GM Daewoo after leading our transition team in the formation of GM Daewoo beginning in January 2002. Mr. Reilly served as Vice President for Sales, Marketing, and Aftersales of GM Europe beginning in August 2001.

In December 2006 Mr. Reilly was charged with regard to certain alleged violations of South Korean labor laws. The criminal charges are based on the alleged illegal engagement of certain workers employed by an outsourcing agency in production activities at GM Daewoo, in which we own a majority interest. The charges were filed against Mr. Reilly in his capacity as the most senior GM executive in South Korea and the company’s Representative Director, who under South Korean law is the most senior member of management of a stock corporation, and is the person typically named as the individual respondent or defendant in any legal action brought against such company. These charges constitute a criminal offense under the laws of South Korea but would not constitute a criminal offense in the United States. Mr. Reilly filed a formal request for trial to defend against the charges and was acquitted on February 19, 2009. This judgment was subsequently overturned on December 23, 2010, and is currently under appeal.

Mark L. Reuss was named GM Vice President & President, North America in December 2009. He had been associated with Old GM since 1983. Before this appointment, he served briefly as Vice President of Engineering. He managed our operations in Australia and New Zealand as the President and Managing Director of GM Holden, Ltd., from February 2008 until July 2009. In October 2005, Reuss was appointed Executive Director of North America vehicle systems and architecture, and the following year, he was named Executive Director of global vehicle integration, safety, and virtual development. In June 2001 he was named Executive Director, Architecture Engineering and GM Performance Division.

Mary T. Barra was named GM Senior Vice President, Global Product Development in February 2011. She had been Vice President, Global Human Resources from July 2009 to December 2010 and associated with Old GM since 1980. Prior to this appointment she had been Vice President, Global Manufacturing Engineering since February 2008. She had been Executive Director, Vehicle Manufacturing Engineering since January 2005, with global responsibility for General Assembly; Controls, Conveyors, Robotics and Welding; Paint and Polymer, and Advanced Vehicle Development Centers; and Industrial Engineering, Global Manufacturing System Implementation, and Pre-Production Operations.

Michael P. Millikin was appointed GM Senior Vice President and General Counsel in February 2011, with overall global responsibility for the legal affairs of GM. He had been Vice President and General Counsel from July 2009 to January 2011 and associated with Old GM since 1977. Mr. Millikin was appointed Assistant General Counsel in June 2001 and became Associate General Counsel in June 2005. He is a member of the Board of Directors of GM Daewoo and the Supervisory Board of Adam Opel GmbH.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Daniel Ammann was named GM Vice President, Finance and Treasurer of General Motors Company in April 2010. Before joining GM, he was Managing Director and Head of Industrial Investment Banking for Morgan Stanley, a position he held since 2004. During his 11 years at Morgan Stanley, he was instrumental in many high profile assignments spanning a variety of technology, service, and manufacturing clients.

Selim Bingol was appointed GM Vice President, Global Communications in March 2010, with overall responsibility for our global communications. Most recently, he served as Senior Vice President and senior partner with Fleishman-Hillard, where he specialized as a senior communications strategist to large international clients across diverse industries. He was Senior Vice President-Corporate Communications at AT&T Corporation from December 2004 until August 2007.

Nicholas S. Cyprus was named GM Vice President, Controller and Chief Accounting Officer in August 2009. He had been associated with Old GM since December 2006, when he became Controller and Chief Accounting Officer. Prior to joining Old GM, he was Senior Vice President, Controller and Chief Accounting Officer for the Interpublic Group of Companies from May 2004 to March 2006. From 1999 to 2004, Mr. Cyprus was Vice President, Controller and Chief Accounting Officer at AT&T Corporation.

Joel Ewanick was named Global Chief Marketing Officer in December 2010 and became GM Vice President in February 2011. Working in close collaboration with the regional presidents, he has responsibility for our brands globally, ensuring consistent representation for all brands. He had served as Vice President U.S. Marketing since joining GM in May, 2010. He previously served as Vice President of Marketing for Hyundai Motor America since February 2007. Prior to Hyundai Mr. Ewanick had been Director of Brand Planning for The Richards Group since June 2004.

Terry S. Kline was named GM Vice President, Information Technology and Chief Information Officer in October 2009. He had been associated with Old GM since December 2000. Previously Mr. Kline was the Global Product Development Process Information Officer and was responsible for coordinating product development process re-engineering activities and the implementation of associated information systems across our business sectors. From December 2004 until December 2007, he served as the Chief Information Officer for GM Asia Pacific.

Segment Reporting Data

Operating segment data and principal geographic area data for the year ended December 31, 2010 (Successor); July 10, 2009 through December 31, 2009 (Successor); January 1, 2009 through July 9, 2009 (Predecessor); and the year ended December 31, 2008 (Predecessor) are summarized in Note 35 to our consolidated financial statements.

Website Access to Our Reports

Our internet website address is www.gm.com.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

In addition to the information about us and our subsidiaries contained in this Form 10-K, information about us can be found on our website, including information on our corporate governance principals. Our website, and information included in or linked to our website are not part of this 2010 Form 10-K. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information. The address of the SEC’s website is www.sec.gov.

*  *  *  *  *  *  *

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our business and financial results are highly sensitive to sales volume, as demonstrated by the effect of sharp declines in vehicle sales on our and Old GM’s business in the U.S. since 2007 and globally since 2008. Vehicle sales in the U.S. have fallen significantly on an annualized basis since their peak in 2007, and sales globally have shown steep declines on an annualized basis since their peak in January 2008. Many of the economic and market conditions that drove the drop in vehicle sales, including declines in real estate values, unemployment, tightened credit markets, depressed consumer confidence and weak housing markets, continue to affect sales. Recent concerns over levels of sovereign indebtedness have contributed to a renewed tightening of credit markets in some of the markets in which we do business. Although vehicle sales began to recover in certain of our markets in the three months ended December 31, 2009 and the recovery has continued through December 31, 2010, the recovery in vehicle sales in certain of our markets, including North America, has been proceeding slowly and there is no assurance that this recovery in vehicle sales will continue or spread across all our markets. Further, sales volumes may again decline severely or take longer to recover than we expect, and if they do, our results of operations and financial condition will be materially adversely affected.

Our ability to change public perception of our company and products is essential to our ability to attract a sufficient number of consumers to consider our vehicles, particularly our new products, which is critical to our ability to achieve long-term profitability.

Our ability to achieve long-term profitability depends on our ability to entice consumers to consider our products when purchasing a new vehicle. The automotive industry, particularly in the U.S., is very competitive, and our competitors have been very successful in persuading customers that previously purchased our products to purchase their vehicles instead as is reflected by our loss of market share over the past three years. We believe that this is due, in part, to a negative public perception of our products in relation to those of some of our competitors. Changing this perception, including with respect to the fuel efficiency of our products, as well as the perception of our company in light of Old GM’s bankruptcy and our status as a recipient of aid under the Troubled Asset Relief Program (TARP), will be critical to our long-term profitability. If we are unable to change public perception of our company and products, especially our new products, including cars and crossovers, our results of operations and financial condition could be materially adversely affected.

Shortages of and volatility in the price of oil have caused and may have a material adverse effect on our business due to shifts in consumer vehicle demand.

Volatile oil prices in 2008 and 2009 contributed to weaker demand for some of Old GM’s and our higher margin vehicles, especially our fullsize sport utility vehicles, as consumer demand shifted to smaller, more fuel-efficient vehicles, which provide lower profit margins and in recent years represented a smaller proportion of Old GM’s and our sales volume in North America. Fullsize pick-up trucks, which are generally less fuel efficient than smaller vehicles, represented a higher percentage of Old GM’s and our North American sales during 2008 and 2009 compared to the total industry average percentage of fullsize pick-up truck sales in those periods. Demand for traditional sport utility vehicles and vans also declined during the same periods. Any increases in the price of oil in the U.S. or in our other markets or any sustained shortage of oil, including as a result of political instability in the Middle East and African nations, could weaken the demand for such vehicles, which could reduce our market share in affected markets, decrease profitability, and have a material adverse effect on our business.

The pace of introduction and market acceptance of new vehicles is important to our success, and the frequency of new vehicle introductions and vehicle improvements may be materially adversely affected by reductions in capital expenditures.

Our competitors have introduced new and improved vehicle models designed to meet consumer expectations and will continue to do so. Our profit margins, sales volumes, and market shares may decrease if we are unable to produce models that compare favorably

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

to these competing models. If we are unable to produce new and improved vehicle models on a basis competitive with the models introduced by our competitors, including models of smaller vehicles, demand for our vehicles may be materially adversely affected. Further, the pace of our development and introduction of new and improved vehicles depends on our ability to implement successfully improved technological innovations in design, engineering, and manufacturing, which requires extensive capital investment. Any capital expenditure cuts in these areas that were made in the past or that we may determine to implement in the future to reduce costs and conserve cash could reduce our ability to develop and implement improved technological innovations going forward, which may materially reduce demand for our vehicles.

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

We rely on many suppliers to provide us with the systems, components, and parts that we need to manufacture our automotive products and operate our business. In recent years a number of these suppliers have experienced severe financial difficulties and solvency problems, and some have sought relief under the Bankruptcy Code or similar reorganization laws. This trend intensified in 2009 due to the combination of general economic weakness, sharply declining vehicle sales, and tightened credit availability that has affected the automotive industry generally. Suppliers may encounter difficulties in obtaining credit or may receive an opinion from their independent public accountants regarding their financial statements that includes a statement expressing substantial doubt about their ability to continue as a going concern, which could trigger defaults under their financings or other agreements or impede their ability to raise new funds.

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

We use various raw materials in our business including steel, non-ferrous metals such as aluminum and copper, and precious metals such as platinum and palladium. The prices for these raw materials fluctuate depending on market conditions. In recent years, freight charges and raw material costs increased. Substantial increases in the prices for our raw materials increase our operating costs and could reduce our profitability if we cannot recoup the increased costs through increased vehicle prices. Some of these raw materials, such as corrosion-resistant steel, are only available from a limited number of suppliers. We cannot guarantee that we will be able to

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials, which may be caused by a deterioration of our relationships with suppliers or by events such as labor strikes, could negatively affect our net revenues and profitability to a material extent.

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

We will require substantial liquidity to support our business plan and meet other funding requirements. We expect total engineering and capital spending of $15.0 billion in 2011 as we continue to refresh and broaden our product portfolio, increase our sales, and develop advanced technologies, with continued substantial expenditures on engineering and capital spending in subsequent years. At December 31, 2010 we have debt maturities and capital lease obligations of $9.9 billion through 2015, which include GM Financial. We also anticipate continued expenditures to implement long-term cost savings and restructuring plans, including our Opel/Vauxhall restructuring plan. In addition to the foregoing liquidity needs, we also have minimum liquidity covenants in our secured revolving credit facility, which require us to maintain at least $4.0 billion in consolidated global liquidity and at least $2.0 billion in consolidated U.S. liquidity. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a further discussion of these liquidity requirements.

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

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

As part of our business plan, we have reduced compensation for our most highly paid executives and have reduced the number of our management and non-management salaried employees, and these actions may materially adversely affect our ability to hire and retain salaried employees.

As part of the cost reduction initiatives in our business plan, and pursuant to the direction of the Special Master for TARP Executive Compensation (the Special Master), the form and timing of the compensation for our most highly paid executives is not competitive with that offered by other major corporations. Furthermore, while we have repaid in full our indebtedness under the UST Credit Agreement, the executive compensation and corporate governance provisions of Section 111 of the Emergency Economic Stabilization Act of 2008 (EESA), including the Interim Final Rule implementing Section 111 (the Interim Final Rule), will continue to apply to us for the period specified in the EESA and the Interim Final Rule. Certain of the covenants in the UST Credit Agreement will continue to apply to us until the earlier to occur of (1) us ceasing to be a recipient of Exceptional Financial Assistance, as determined pursuant to the Interim Final Rule or any successor or final rule, or (2) UST ceasing to own any direct or indirect equity interests in us. The effect of Section 111 of EESA, the Interim Final Rule and the covenants is to restrict the compensation that we can provide to our top executives and prohibit certain types of compensation or benefits for any employees. At the same time, we have substantially decreased the number of salaried employees so that the workload is shared among fewer employees and in general the demands on each salaried employee are increased. Companies in similar situations have experienced significant difficulties in hiring and retaining highly skilled employees, particularly in competitive specialties. Given our compensation structure and increasing job demands, there is no assurance that we will continue to be able to hire and retain the employees whose expertise is required to execute our business plan while at the same time developing and producing vehicles that will stimulate demand for our products.

Our plan to reduce the number of our retail channels and brands and to consolidate our dealer network may reduce our total sales volume and our market share and not result in the cost savings we anticipate.

As part of our business plan we will focus our resources in the U.S. on four brands: Chevrolet, Cadillac, Buick and GMC. We completed the sale of Saab in February 2010 and Saab GB in May 2010, and have completed the wind down of our Pontiac, Saturn and HUMMER brands. We have recently completed the federal arbitration process concerning dealer reinstatement and at December 31, 2010 we have reduced the total number of our U.S. dealerships to 4,500. We anticipate that this reduction in retail outlets, brands, and dealers will result in cost savings over time, but there is no assurance that we will realize all the savings expected. We also anticipate our sales volume and market share will increase over time, but it is also possible that our market share could decline in the short-term and beyond because of these reductions in brands and dealers which may adversely affect our results of operations.

Our business plan contemplates that we restructure our operations in various European countries, but we may not succeed in doing so, and our failure to restructure these operations in a cost-effective and non-disruptive manner could have a material adverse effect on our business and results of operations.

Our business plan contemplates that we restructure our operations in various European countries, and we are actively working to accomplish this. Restructurings, whether or not ultimately successful, can involve significant expense and disruption to the business as well as labor disruptions, which can adversely affect the business. The restructuring of our European operations will require us to invest additional funds and require significant management attention. In September 2010 we committed up to $4.2 billion through an intercompany facility and equity commitments to fund this restructuring and Opel/Vauxhall’s ongoing cash requirements. We cannot assure you that any of our contemplated restructurings will be completed or achieve the desired results, and if we cannot successfully complete such restructurings, we may choose to, or the directors of the relevant entity may be compelled to, or creditors may force us to, seek relief for our various European operations under applicable local bankruptcy, reorganization, insolvency, or similar laws, where we may lose control over the outcome of the restructuring process due to the appointment of a local receiver, trustee, or administrator (or similar official) or otherwise and which could result in a liquidation and us losing all or a substantial part of our interest in the business.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our U.S. defined benefit pension plans are currently underfunded, and our pension funding obligations could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, declining interest rates, investment decisions that do not achieve adequate returns, and investment risk inherent in our investment portfolio.

Our future funding obligations for our U.S. defined benefit pension plans qualified with the Internal Revenue Service (IRS) depend upon the future performance of assets placed in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans and any changes in government laws and regulations. Our employee benefit plans currently hold a significant amount of equity and fixed income securities. A detailed description of the investment funds and strategies is shown in Note 20 to our consolidated financial statements, which also describes significant concentrations of risk to the plan investments. Due to Old GM’s contributions to the plans and to the strong performance of these assets during prior periods, the U.S. hourly and salaried pension plans were consistently overfunded from 2005 through 2007, which allowed Old GM to maintain a surplus without making additional contributions to the plans. However, the funded status subsequently deteriorated due to a combination of factors. Adverse equity and credit markets reduced the market value of plan assets, while the present value of pension liabilities rose significantly in response to declines in the discount rate, the effect of separation programs and increases in the level of pension benefits and number of beneficiaries. This increase in beneficiaries was partially due to the inclusion of certain Delphi hourly employees. As a result of these adverse factors, our U.S. defined benefit pension plans were underfunded on a U.S. GAAP basis by $12.4 billion at December 31, 2010.

The defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected rate of return on plan assets and a discount rate. In the U.S., in the year ended December 31, 2010 interest rates on high quality corporate bonds decreased.

The next pension funding valuation to be prepared based on the requirements of the PPA will be as of October 1, 2010. In December 2010 we made a $4.0 billion cash contribution to our U.S. hourly and salaried pension plans and in January 2011 we contributed 61 million shares of our common stock to our U.S. hourly and salaried pension plans valued at $2.2 billion for funding purposes. The contributed shares qualify as a plan asset for funding purposes immediately, and will qualify as a plan asset for accounting purposes when certain restrictions are removed, which is expected in 2011. A hypothetical funding valuation at December 31, 2010, using the 3-Segment rate at May 31, 2010 for the funding valuation of the plan year beginning October 1, 2010 and assuming the December 31, 2010 Full Yield Curve funding interest rate for all future funding valuations projects contributions of $2.3 billion and $1.2 billion in 2015 and 2016. Our potential funding requirements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Other Long-Term Liabilities.”

If the total values of the assets held by our pension plans decline and/or the returns on such assets underperform our return assumptions, our pension expenses would generally increase and could materially adversely affect our financial position. Changes in interest rates that are not offset by contributions, asset returns and/or hedging activities could also increase our obligations under such plans. If local legal authorities increase the minimum funding requirements for our pension plans outside the U.S., we could be required to contribute more funds, which would negatively affect our cash flow. At December 31, 2010 our non-U.S. defined benefit pension plans were underfunded on a U.S. GAAP basis by $9.8 billion.

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

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

If adequate financing on acceptable terms is not available through Ally Financial or other sources to our customers and dealers, distributors, and suppliers to enable them to continue their business relationships with us, our business could be materially adversely affected.

Our customers and dealers require financing to purchase a significant percentage of our global vehicle sales. Historically, Ally Financial has provided most of the financing for our and Old GM’s dealers and a significant amount of financing for our and Old GM’s customers. Due to recent conditions in credit markets, particularly later in 2008, retail customers and dealers experienced severe difficulty in accessing the credit markets. As a result the number of vehicles sold or leased declined rapidly in the second half of 2008, with lease contract volume dropping significantly by the end of 2008. This had a significant adverse effect on Old GM vehicle sales overall because many of its competitors had captive financing subsidiaries that were better capitalized than Ally Financial during 2008 and 2009 and thus were able to offer consumers subsidized financing and leasing offers.

Similarly, the reduced availability of Ally Financial wholesale dealer financing (in the second half of 2008 and 2009), the increased cost of such financing, and the limited availability of other sources of dealer financing due to the general weakness of the credit market has caused and may continue to cause dealers to modify their plans to purchase vehicles from us.

Because of recent modifications to our commercial agreements with Ally Financial, Ally Financial no longer is subject to contractual wholesale funding commitments or retail underwriting targets. In addition, Ally Financial’s credit rating has declined in recent years. This may negatively affect its access to funding and therefore its ability to provide adequate financing at competitive rates to our customers and dealers. A number of other factors could negatively affect Ally Financial’s business and financial condition and therefore its ability to provide adequate financing at competitive rates. These factors include regulations to which Ally Financial is subject as a result of its bank holding company status, disruptions in Ally Financial’s funding sources and access to credit markets, Ally Financial’s significant indebtedness, adverse conditions in the residential mortgage market and housing markets that have adversely affected Ally Financial because of its mortgage business, increases or decreases in interest rates, changes in currency exchange rates and fluctuations in valuations of investment securities held by Ally Financial.

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

On October 1, 2010 we completed our acquisition of AmeriCredit, which we subsequently renamed General Motors Financial Company, Inc. through which we offer leasing and sub-prime financing for our customers. Our failure to successfully develop our own captive financing unit, including through GM Financial, could result in our loss of customers to our competitors with their own captive financing subsidiaries and could adversely affect our dealers’ ability to stock our vehicles if they are not able to obtain necessary financing at competitive rates from other sources.

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

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

among consumers who rely on leasing and sub-prime financing options to acquire new vehicles. The factors that could adversely affect GM Financial’s business and operations and impair its ability to provide leasing and sub-prime financing at competitive rates include:

•	The availability of borrowings under its credit facilities to finance its loan and lease origination activities pending securitization;

•

Its ability to transfer loan receivables to securitization trusts and sell securities in the asset-backed securities market to generate cash proceeds to repay its credit facilities and purchase additional loan receivables;

•	The performance of loans in its portfolio, which could be materially affected by delinquencies, defaults or prepayments;

•	Its ability to implement its strategy with respect to desired loan origination volume and effective use of credit risk management techniques and servicing strategies;

•	Its ability to effectively manage risks relating to sub-prime automobile receivables;

•	Wholesale auction values of used vehicles; and

•	Fluctuations in interest rates.

The above factors, alone or in combination, could negatively affect GM Financial’s business and operations and its ability to provide leasing and sub-prime financing options to consumers to support additional sales of our vehicles.

The UST (or its designee) owns a substantial interest in us, and its interests may differ from those of our other stockholders.

The UST owns 32.0% of our outstanding shares of common stock as of February 15, 2011. As a result of this stock ownership interest, the UST has the ability to exert significant influence, through its power to vote for the election of our directors, over various matters. To the extent the UST elects to exert such significant influence over us, its interests (as a government entity) may differ from those of our other stockholders and it may influence, through its ability to vote for the election of our directors, matters including:

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

Our secured revolving credit facility as well as the UST Credit Agreement and the Canadian Loan Agreement contain significant covenants that may restrict our ability and the ability of our subsidiaries to take actions management believes are important to our long-term strategy.

Our secured revolving credit facility contains representations, warranties and covenants customary for facilities of its nature, including negative covenants restricting us from incurring liens, consummating mergers or sales of assets and incurring secured

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

indebtedness, and restricting us from making certain payments, in each case, subject to exceptions and limitations. Availability under the secured revolving credit facility is subject to borrowing base limitations. The secured revolving credit facility contains minimum liquidity covenants, which require us to maintain at least $4.0 billion in consolidated global liquidity and at least $2.0 billion in consolidated U.S. liquidity.

While we have repaid in full our indebtedness under the UST Credit Agreement, the executive compensation and corporate governance provisions of Section 111 of the EESA, including the Interim Final Rule, will continue to apply to us for the period specified in the EESA and the Interim Final Rule. Certain of the covenants in the UST Credit Agreement will continue to apply to us until the earlier to occur of (1) us ceasing to be a recipient of Exceptional Financial Assistance, as determined pursuant to the Interim Final Rule or any successor or final rule, or (2) UST ceasing to own any direct or indirect equity interests in us. The effect of Section 111 of EESA, the Interim Final Rule and the covenants is to restrict the compensation that we can provide to our top executives and prohibit certain types of compensation or benefits for any employees. Similarly, covenants in our wholly-owned subsidiary GMCL’s Canadian Loan Agreement with the EDC limit compensation and benefits for Canadian employees.

The UST Credit Agreement contains a covenant requiring us to use our commercially reasonable best efforts to ensure that our manufacturing volume conducted in the United States is consistent with at least 90% of the projected manufacturing level (projected manufacturing level for this purpose being 1,934,000 units in 2011, 1,998,000 units in 2012, 2,156,000 units in 2013 and 2,260,000 units in 2014), absent a material adverse change in our business or operating environment which would make the commitment non-economic. In the event that such a material adverse change occurs, the UST Credit Agreement provides that we will use commercially reasonable best efforts to ensure that the volume of United States manufacturing is the minimum variance from the projected manufacturing level that is consistent with good business judgment and the intent of the commitment. This covenant survives our repayment of the UST Loans and remains in effect through December 31, 2014 unless the UST receives total proceeds from debt repayments, dividends, interest, preferred stock redemptions and common stock sales equal to the total dollar amount of all UST invested capital.

UST invested capital totaled $49.5 billion, representing the cumulative amount of cash received by Old GM from the UST under the UST Loan Agreement and the DIP Facility, excluding $361 million which the UST loaned to Old GM under the warranty program and which was repaid on July 10, 2009. This balance also did not include amounts advanced under the UST Ally Financial Loan as the UST exercised its option to convert this loan into Ally Financial Preferred Membership Interests previously held by Old GM in May 2009. At December 31, 2010 the UST had received cumulative proceeds of $23.1 billion from debt repayments, interest payments, Series A Preferred Stock dividends, the Series A Preferred Stock redemption and proceeds from the sale of common stock. The UST’s invested capital less proceeds received totals $26.4 billion.

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

Compliance with the covenants contained in our secured revolving credit facility as well as the surviving provisions of the UST Credit Agreement and the Canadian Loan Agreement could restrict our ability to take actions that management believes are important to our

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

long-term strategy. If strategic transactions we wish to undertake are prohibited, our ability to execute our long-term strategy could be materially adversely affected. Furthermore, monitoring and certifying our compliance with the surviving provisions of the UST Credit Agreement and the Canadian Loan Agreement requires a high level of expense and management attention on a continuing basis.

Our planned investment in new technology in the future is significant and may not be funded at anticipated levels and, even if funded at anticipated levels, may not result in successful vehicle applications.

We intend to invest significant capital resources to support our products and to develop new technology. In addition, we plan to invest heavily in alternative fuel and advanced propulsion technologies between 2011 and 2012, largely to support our planned expansion of hybrid and electric vehicles, consistent with our announced objective of being recognized as the industry leader in fuel efficiency. Moreover, if our future operations do not provide us with the liquidity we anticipate, we may be forced to reduce, delay, or cancel our planned investments in new technology.

In some cases the technologies that we plan to employ, such as hydrogen fuel cells and advanced battery technology, are not yet commercially practical and depend on significant future technological advances by us and by suppliers. For example, in November 2010 we began producing the Chevrolet Volt, an electric car, which requires battery technology that has not yet proven to be commercially viable. There can be no assurance that these advances will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate, or that we will be able to establish our right to these technologies. However, our competitors and others are pursuing similar technologies and other competing technologies, in some cases with more money available, and there can be no assurance that they will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage.

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

CAFE provisions in the EISA mandate fuel economy standards beginning in the 2011 model year that would increase to at least 35 mpg by 2020 on a combined car and truck fleet basis, a 40% increase over current levels. California is implementing AB 1493 which will require increased fuel economy. This California program has standards currently established for the 2009 model year through the 2016 model year. Fourteen additional states and the Province of Quebec have also adopted the California greenhouse gas standards.

In May 2009 President Obama announced his intention for the federal government to implement a harmonized federal program to regulate fuel economy and greenhouse gases. He directed the EPA and the United States Department of Transportation (DOT) to work together to create standards through a joint rulemaking for control of emissions of greenhouse gases and for fuel economy. In the first phase, these standards would apply to passenger cars, light-duty trucks, and medium-duty passenger vehicles built in model years 2012 through 2016. CARB has agreed that compliance with EPA’s greenhouse gas standards will be deemed compliance with the California greenhouse gas standards for the 2012 through 2016 model years. The EPA and the NHTSA, on behalf of DOT, issued their final rule to implement this new federal program in April 2010. We have committed to work with EPA, the NHTSA, the states, and other stakeholders in support of a strong national program to reduce oil consumption and address global climate change.

We are committed to meeting or exceeding these regulatory requirements, and our product plan of record projects compliance with the anticipated federal program through the 2016 model year. We expect that to comply with these standards we will be required to

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The EU passed legislation, effective in April 2009 to begin regulating vehicle CO2 emissions beginning in 2012. The legislation sets a target of a fleet average of 95 grams per kilometer for 2020, with the requirements for each manufacturer based on the weight of the vehicles it sells. Additional measures have been proposed or adopted in Europe to regulate features such as tire rolling resistance, vehicle air conditioners, tire pressure monitors, gear shift indicators, and others. At the national level, 17 EU Member States have adopted some form of fuel consumption or carbon dioxide-based vehicle taxation system, which could result in specific market requirements for us to introduce technology earlier than is required for compliance with the EU emissions standards.

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

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Several of the agreements governing our indebtedness, including our secured revolving credit facility and other loan facility agreements, contain covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. In the past, we have failed to meet certain of these covenants, including by failing to provide financial statements in a timely manner and failing certain financial tests. The Chapter 11 Proceedings and the change in control as a result of the 363 Sale triggered technical defaults in certain loans for which we had assumed the obligations. A breach of any of the covenants in the agreements governing our indebtedness, if uncured, could lead to an event of default under any such agreements, which in some circumstances could give the lender the right to demand that we accelerate repayment of amounts due under the agreement. Therefore, in the event of any such breach, we may need to seek covenant waivers or amendments from the lenders or to seek alternative or additional sources of financing, and we cannot assure you that we would be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. Refer to Note 19 to our consolidated financial statements for additional information on technical defaults and covenant violations. Any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

The ability of our new executive management team to quickly learn the automotive industry and lead our company will be critical to our ability to succeed, and our business and results of operations could be materially adversely affected if they are unsuccessful.

We have substantially changed our executive management team in the recent past. We have a new Chief Executive Officer who started on September 1, 2010 and a new Chief Financial Officer who started on January 1, 2010, both of whom have no prior outside

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

automotive industry experience. We have also promoted from within GM many new senior officers. It is important to our success that the new members of the executive management team quickly understand the automotive industry and that our senior officers quickly adapt and excel in their new senior management roles. If they are unable to do so, and as a result are unable to provide effective guidance and leadership, our business and financial results could be materially adversely affected.

We could be materially adversely affected by changes or imbalances in foreign currency exchange and other rates.

Given the nature and global spread of our business, we have significant exposures to risks related to changes in foreign currency exchange rates, commodity prices, and interest rates, which can have material adverse effects on our business. For example, at times certain of our competitors have derived competitive advantage from relative weakness of the Japanese Yen through pricing advantages for vehicles and parts imported from Japan to markets with more robust currencies like the U.S. and Western Europe. Similarly, a significant strengthening of the Korean Won relative to the U.S. dollar or the Euro would affect the competitiveness of our Korean operations as well as that of certain Korean competitors. As yet another example, a relative weakness of the British Pound compared to the Euro has an adverse effect on our results of operations in Europe. In preparing the consolidated financial statements, we translate our revenues and expenses outside the U.S. into U.S. Dollars using the average foreign currency exchange rate for the period and the assets and liabilities using the foreign currency exchange rate at the balance sheet date. As a result, foreign currency fluctuations and the associated translations could have a material adverse effect on our results of operations.

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

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The sale or availability for sale of substantial amounts of our common stock could cause our common stock price to decline or impair our ability to raise capital.

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, or the conversion of shares of our Series B Preferred Stock or the perception that conversion could occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of equity and equity-related securities. At February 15, 2011 there are 1,560,743,059 shares of common stock issued and outstanding. At February 15, 2011 MLC holds a warrant to acquire 136,363,636 shares of our common stock at an exercise price of $10.00 per share, MLC holds another warrant to acquire 136,363,636 shares of our common stock at an exercise price of $18.33 per share, and the UAW Retiree Medical Benefits Trust (New VEBA) holds a warrant to acquire 45,454,545 shares of our common stock at an exercise price of $42.31 per share. Up to 151,520,000 shares of common stock, subject to anti-dilution, make-whole and other adjustments, will be issuable upon conversion of the shares of Series B Preferred Stock outstanding at February 15, 2011.

Of the 1,560,743,059 outstanding shares of common stock at February 15, 2011, the 549,700,000 shares of common stock sold in the November and December 2010 public offering are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the Securities Act), unless those shares are held by any of our “affiliates,” as that term is defined under Rule 144 of the Securities Act. Following the expiration of the applicable lock-up periods on May 13, 2011, the 950,300,000 outstanding shares of common stock held by the UST, Canada Holdings, the New VEBA and MLC at February 15, 2011 may be eligible for resale under Rule 144 under the Securities Act subject to applicable restrictions under Rule 144. In addition, pursuant to the October 15, 2009 Equity Registration Rights Agreement we entered into with the UST, Canada Holdings, the New VEBA, MLC, and our previous legal entity prior to our October 2009 holding company reorganization (which is now a wholly-owned subsidiary of the Company) (Equity Registration Rights Agreement), we have granted each of the UST, Canada Holdings, the New VEBA and MLC the right to require us in certain circumstances to file registration statements under the Securities Act covering additional resales of our common stock and other equity securities (including the warrants) held by them and the right to participate in other registered offerings in certain circumstances. As restrictions on resale end or if these stockholders exercise their registration rights or otherwise sell their shares, the market price of our common stock could decline.

In particular, the UST, Canada Holdings, the New VEBA and MLC might sell a large number of the shares of our common stock and warrants to acquire our common stock that they hold, or, in the case of the New VEBA and MLC, exercise their warrants and then sell the underlying shares of our common stock. Further, MLC might distribute shares of our common stock and warrants to acquire our common stock that it holds to its numerous creditors and other stakeholders pursuant to a plan of reorganization confirmed by the Bankruptcy Court in the Chapter 11 Proceedings, and those creditors and other stakeholders might resell those shares and warrants. Such sales or distributions of a substantial number of shares of our common stock or warrants could adversely affect the market price of our common stock.

Furthermore, on January 13, 2011 we contributed 60,606,061 shares of our common stock to our U.S. hourly and salaried pension plans. The contributed shares qualify as a plan asset for funding purposes immediately, and will qualify as a plan asset for accounting purposes when certain restrictions are removed, which is expected in 2011. In connection with such contribution, we entered into a Registration Rights Agreement dated January 13, 2011 with sub-trusts established under the U.S. hourly and salaried pension plans (Pension Plan Registration Rights Agreement), whereby we granted the pension plans the right to require us in certain circumstances

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

to file registration statements under the Securities Act covering additional resales of those shares of our common stock held by them and the right to participate in other registered offerings in certain circumstances. If the pension plans exercise their registration rights or otherwise sell their shares, the market price of our common stock could decline.

We have no current plans to pay dividends on our common stock, and our ability to pay dividends on our common stock may be limited.

We have no current plans to commence payment of a dividend on our common stock. Our payment of dividends on our common stock in the future will be determined by our Board of Directors in its sole discretion and will depend on business conditions, our financial condition, earnings and liquidity, and other factors. So long as any share of our Series A Preferred Stock or Series B Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our Series A Preferred Stock and Series B Preferred Stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. In addition, our secured revolving credit facility contains certain restrictions on our ability to pay dividends on our common stock, subject to exceptions such as dividends payable solely in shares of our common stock.

Any indentures and other financing agreements that we enter into in the future may limit our ability to pay cash dividends on our capital stock, including our common stock. In the event that any of our indentures or other financing agreements in the future restricts our ability to pay dividends in cash on our common stock, we may be unable to pay dividends in cash on our common stock unless we can refinance the amounts outstanding under those agreements.

In addition, under Delaware law, our Board of Directors may declare dividends on our capital stock only to the extent of our statutory “surplus” (which is defined as the amount equal to total assets minus total liabilities, in each case at fair market value, minus statutory capital), or if there is no such surplus, out of our net profits for the then current and/or immediately preceding fiscal year. Further, even if we are permitted under our contractual obligations and Delaware law to pay cash dividends on our common stock, we may not have sufficient cash to pay dividends in cash on our common stock.

*  *  *  *  *  *   *

Item 1B. Unresolved Staff Comments

None

*  *  *  *  *  *  *

Item 2. Properties

Excluding our automotive financing operations, at December 31, 2010 we had 106 locations in 25 states and 89 cities or towns in the United States excluding dealerships. Of these locations, 40 are manufacturing facilities, of which 11 are engaged in the final assembly of our cars and trucks and other manufacture automotive components and power products. Of the remaining locations, 24 are service parts operations primarily responsible for distribution and warehouse functions, and the remainder are offices or facilities primarily involved in engineering and testing vehicles. Leased properties are primarily composed of warehouses and administration, engineering and sales offices. The leases for warehouses generally provide for an initial period of five to 10 years, based upon prevailing market conditions and may contain renewal options. Leases for administrative offices are generally for shorter periods.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We have 17 locations in Canada, and assembly, manufacturing, distribution, office or warehousing operations in 61 other countries, including equity interests in associated companies which perform assembly, manufacturing or distribution operations. Leases for warehouses outside the United States have remaining lease terms ranging from one to 12 years, many of which contain options to extend or terminate the lease. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in:

• Argentina	• Colombia	• Kenya	• South Korea	• Venezuela
• Australia	• Ecuador	• Mexico	• Spain	• Vietnam
• Belgium	• Egypt	• Poland	• Thailand
• Brazil	• Germany	• Russia	• United Kingdom
• China	• India	• South Africa	• Uzbekistan

We, our subsidiaries, or associated companies in which we own an equity interest, own most of the above facilities.

GM Financial’s automotive financing and leasing operations lease facilities for administration and regional credit centers. GM Financial has 21 facilities located in the United States and two facilities located in Canada. GM Financial also owns a servicing facility, which is located in the United States and included in total facilities located in the United States.

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

Canadian Export Antitrust Class Actions

Approximately 80 purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001, have been filed in various state and federal courts against General Motors Corporation, GMCL, Ford Motor Company, Chrysler, LLC, Toyota Motor Corporation, Honda Motor Co., Ltd., Nissan Motor Company, Limited, and Bavarian Motor Works and their Canadian affiliates, the National Automobile Dealers Association, and the Canadian Automobile Dealers Association. The nearly identical complaints alleged that the defendant manufacturers, aided by the association defendants, conspired among themselves and with their dealers to prevent the sale to U.S. citizens of vehicles produced for the Canadian market and sold by dealers in Canada. The complaints alleged that new vehicle prices in Canada are 10% to 30% lower than those in the United States, and that preventing the sale of these vehicles to U.S. citizens resulted in the payment of higher than competitive prices by U.S. consumers. The complaints, as amended, sought injunctive relief under U.S. antitrust law and treble damages under U.S. and state antitrust laws, but did not specify damages. The complaints further alleged unjust enrichment and violations of state unfair trade practices act. The federal court actions were consolidated for coordinated pretrial proceedings under the caption In re New Market Vehicle Canadian Export Antitrust Litigation Cases in the U.S. District Court for the District of Maine, and the more than 30 California cases have been consolidated in the California Superior Court in San Francisco County under the case captions Belch v. Toyota Corporation, et al. and Bell v. General Motors Corporation. Old GM’s potential liability in these matters was not assumed by General Motors Company as part of the 363 Sale, but GMCL remains subject to suit in all matters.

On March 5, 2004, the U.S. District Court for the District of Maine issued a decision holding that the purported indirect purchaser classes failed to state a claim for damages under federal antitrust law but allowed a separate claim seeking to enjoin future alleged violations to continue. The U.S. District Court for the District of Maine on March 10, 2006 certified a nationwide class of buyers and

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

lessees under Federal Rule 23(b)(2) solely for injunctive relief, and on March 21, 2007 stated that it would certify 20 separate statewide class actions for damages under various state law theories under Federal Rule 23(b)(3), covering the period from January 1, 2001 to April 30, 2003. On March 28, 2008, the U.S. Court of Appeals for the First Circuit reversed the certification of the injunctive class and ordered dismissal of the injunctive claim and remanded to the U.S. District Court for the District of Maine for determination of several issues concerning federal jurisdiction and, if such jurisdiction still exists, for reconsideration of that class certification on a more complete record. On July 2, 2009, the district court granted granted summary judgment to defendants. Plaintiffs did not appeal. As a result, the federal actions are concluded with respect to us.

In the California state court cases, the court certified a state-wide class after a class certification hearing on April 21, 2009. Defendants’ appeal to the appropriate appellate court was denied. Defendants filed other substantive motions for summary judgment, some of which were heard in January 2011 and others of which will be heard in March 2011 and at later dates. As a result, the Honda and Nissan entities have been dismissed. The disposition of GMCL’s motion for summary judgment remains undecided. In the Minnesota state court cases, the court granted summary judgment in the defendants’ favor on September 16, 2010. Plaintiffs did not appeal. A similar motion for summary judgment is under consideration by the court in the Arizona state court cases.

American Export Antitrust Class Actions

On September 25, 2007, a claim was filed in the Ontario Superior Court of Justice against GMCL and Old GM on behalf of a purported class of actual and intended purchasers of vehicles in Canada claiming that a similar alleged conspiracy was now preventing lower-cost U.S. vehicles from being sold to Canadians. The plaintiffs have delivered their certification materials. An order staying claims against MLC was granted in November 2009. In December 2010 the plaintiffs/class counsel advised that they intend to file further evidence from class members. The court has allowed the plaintiffs to file additional evidence by January 31, 2011. The plaintiffs filed additional affidavit materials, and GMCL is in the process of reviewing these affidavits. A decision has not yet been made as to whether or not to cross-examine the affiants. The date for delivery of GMCL’s responding material is March 21, 2011. A certification hearing has not yet been scheduled. No determination has been made that the case may be maintained as a class action, and it is not possible to determine the likelihood of liability or reasonably ascertain the amount of any damages.

Canadian Dealer Class Action

On January 21, 2010, a claim was filed in the Ontario Superior Court of Justice against GMCL for damages on behalf of a purported class of 215 Canadian General Motors dealers which entered into wind-down agreements with GMCL in May 2009. GMCL offered the plaintiff dealers the wind-down agreements to assist the plaintiffs’ exit from the GMCL Canadian dealer network upon the expiration of their GM Dealer Sales and Service Agreements (DSSAs) on October 31, 2010, and to assist the plaintiffs in winding down their dealer operations in an orderly fashion. The plaintiff dealers allege that the DSSAs have been wrongly terminated by GMCL and that GMCL failed to comply with franchise disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the dealers’ statutory right to associate in an attempt to coerce the class member dealers into accepting the wind-down agreements. The plaintiff dealers claim that the wind-down agreements are void. GMCL is vigorously defending the claims. A certification hearing was held in December 2010, and the decision on class certification was reserved. No determination has been made that the case may be maintained as a class action, and it is not possible to determine the likelihood of liability or reasonably ascertain the amount of any damages.

OnStar Analog Equipment Litigation

Our wholly-owned subsidiary OnStar Corporation (OnStar) is a party to more than 20 putative class actions filed in various states, including Michigan, Ohio, New Jersey, Pennsylvania and California. All of these cases have been consolidated for pretrial purposes in a multi-district proceeding under the caption In re OnStar Contract Litigation in the U.S. District Court for the Eastern District of Michigan. The litigation arises out of the discontinuation by OnStar of services to vehicles equipped with analog hardware. OnStar was unable to provide services to such vehicles because the cellular carriers which provide communication service to OnStar terminated analog service beginning in February 2008. In the various cases, the plaintiffs are seeking certification of nationwide or statewide classes of owners of vehicles currently equipped with analog equipment, alleging various breaches of contract,

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

misrepresentation and unfair trade practices. No determination has been made as to whether class certification motions are appropriate, and it is not possible at this time to determine whether class certification or liability is probable as to OnStar or to reasonably ascertain the amount of any liability. On August 2, 2010 plaintiffs filed a motion seeking to add General Motors LLC, our subsidiary, as an additional defendant, which was denied by the court in an opinion dated January 25, 2011.

Patent Infringement Litigation

On July 10, 2009, Kruse Technology Partnership v. General Motors Company was filed in the U.S. District Court for the Central District of California. In Kruse, the plaintiff alleged that we infringed three U.S. patents related to “Internal Combustion Engine with Limited Temperature Cycle” by making and selling diesel engines. The plaintiff did not make a claim specifying damages in this case. However, in a similar case filed against Old GM in December 2008, plaintiff asserted that its royalty damages would be significantly more than $100 million. In April 2009, the plaintiff filed a separate patent infringement action against DMAX, Inc., (DMAX) then a joint venture between Isuzu Diesel Services of America, Inc. and Old GM, and which is now a joint venture between Isuzu Diesel Services of America, Inc. and General Motors LLC. DMAX manufactures and assembles mechanical and other components of Duramax diesel engines for sale to us. The plaintiff asserted that its royalty damages claim against DMAX, Inc. would exceed $100 million and requested an injunction in both the case against DMAX and the case against General Motors LLC. The case was settled and an order dismissing the case was entered on November 5, 2010. The separate lawsuit against DMAX has also been dismissed.

Unintended Acceleration Class Actions

We were named as a co-defendant in two of the many class action lawsuits brought against Toyota arising from Toyota’s recall of certain vehicles related to reports of unintended acceleration. The two cases are Nimishabahen Patel v. Toyota Motors North America, Inc. et al. (filed in the United States District Court for the District of Connecticut on February 9, 2010) and Darshak Shah v. Toyota Motors North America, Inc. et al. (filed in the United States District court for the District of Massachusetts on or about February 16, 2010). The 2009 and 2010 model year Pontiac Vibe, which was manufactured by a joint venture between Toyota and Old GM, included components that were common with those addressed by the Toyota recall and were accordingly the subject of a parallel recall by us. Each case makes allegations regarding Toyota’s conduct related to the condition addressed by the recall and asserts breaches of implied and express warranty, unjust enrichment and violation of consumer protection statutes and seeks actual damages, multiple damages, attorneys fees, costs and injunctive relief on behalf of classes of vehicle owners which include owners of 2009 and 2010 model year Pontiac Vibes. The cases were consolidated in the multi-district proceeding pending in the Central District of California created to administer all cases in the Federal court system addressing Toyota unintended acceleration issues. We believe that, with respect to the overwhelming majority of Pontiac vehicles addressed by the two cases, the claims asserted are barred by the Sale Approval Order entered by the United States Bankruptcy Court for the Southern District of New York on July 5, 2009. On August 2, 2010, a consolidated complaint was filed in the multi-district proceeding and we were omitted from the list of named defendants. It now appears that the claims asserted will not be further pursued against us and, absent future developments, we will discontinue reporting on this matter.

UAW VEBA Contribution Claim

On April 6, 2010, the UAW filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached our obligation to contribute $450 million to the New VEBA. The UAW alleges that we were required to make this contribution pursuant to the UAW-Delphi-GM Memorandum of Understanding Delphi Restructuring dated June 22, 2007. We have filed a motion in the United States Bankruptcy Court for the Southern District of New York asserting that the UAW’s claim is barred by the bankruptcy court approved 2009 UAW Retiree Settlement Agreement and by other orders issued by the bankruptcy court that preclude additional GM contributions to the New VEBA. We also maintain that Delphi’s emergence from bankruptcy was not in the nature contemplated by the restructuring agreement and therefore, that condition to any payment remains unfulfilled. We removed this case to the U.S. Bankruptcy Court in October 2010, seeking dismissal of the UAW’s U.S. District Court lawsuit. The UAW has contested whether the Bankruptcy Court has jurisdiction and on November 3, 2010, the U.S. District Court issued a stay of further proceedings until the issue of Bankruptcy Court jurisdiction is decided.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

AmeriCredit Transaction Claims

On July 27, 2010 Robert Hatfield, Derivatively on behalf of AmeriCredit Corp v Clifton Morris, Jr. et al.was filed in the district court for Tarrant County, Texas. General Motors Holdings, LLC and General Motors Company (the GM Entities) are two of the named defendants. Among other allegations, the complaint alleges that the individual defendants breached their fiduciary duty with regard to the proposed transaction between AmeriCredit and GM. The GM Entities are accused of aiding and abetting the alleged breach of fiduciary duty by the individual defendants (officers and directors of AmeriCredit). Among other relief, the complaint sought to enjoin the transaction from closing; however, no motion for an injunction was filed.

On July 28, 2010 Labourers Pension Fund of Eastern and Central Canada, on behalf of itself and all others similarly situated v. AmeriCredit Corp, et al. was filed in the district court for Tarrant County, Texas. General Motors Company is one of the named defendants. The plaintiff sought class action status and alleged that AmeriCredit and the individual defendants (officers and directors of AmeriCredit) breached their fiduciary duties in negotiating and approving the proposed transaction between AmeriCredit and GM, and that GM aided and abetted the alleged breach of fiduciary duty. Among other relief, the complaint sought to enjoin both the transaction from closing as well as a shareholder vote on the proposed transaction; however, no motion for an injunction was filed. On January 4, 2011, plaintiffs filed a notice of nonsuit, dismissing its claims without prejudice.

On or about August 6, 2010, Carla Butler, Derivatively on behalf of AmeriCredit Corp v. Clifton Morris, Jr. et al. was filed in the district court for Tarrant County, Texas. General Motors Holdings, LLC and General Motors Company are among the named defendants. Like the previously filed Hatfield litigation related to the proposed AmeriCredit acquisition, the complaint initiating this case alleges that individual officers and directors of AmeriCredit breached their fiduciary duties to AmeriCredit shareholders. The GM Entities are accused of breaching a fiduciary duty and aiding and abetting the individual defendants in usurping a corporate opportunity. Among other relief, the complaint seeks to rescind the AmeriCredit transaction and sought to enjoin its consummation and also to award plaintiff costs and disbursements including attorneys’ and expert fees; however, no motion for an injunction was filed.

On September 1, 2010, Douglas Mogle, on behalf of himself and all others similarly situated v. AmeriCredit Corp., et al. was filed in the district court for Tarrant County, Texas. General Motors Company is among the named defendants. This complaint is similar to the Labourers Pension Fund complaint discussed above. On November 17, 2010, plaintiffs filed a notice of nonsuit, dismissing its claims without prejudice.

The Hatfield and Butler cases have been consolidated, and the plaintiffs have filed an amended consolidated complaint to include a claim for money damages. It is not possible to determine the likelihood of success or reasonably ascertain the amount of any damages, attorneys’ fees or costs that may be awarded.

Korean Labor Litigation

Commencing on or about September 29, 2010, current and former hourly employees of GM Daewoo, our majority-owned affiliate in the Republic of Korea, filed six separate group actions in the Incheon District Court in Incheon, Korea. The cases allege that GM Daewoo failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. GM Daewoo may receive additional claims by hourly employees in the future. Similar cases have been brought against other large employers in the Republic of Korea. This case is in its earliest stages and the scope of claims asserted may change. However, based on a preliminary analysis of the claims currently asserted, the allegations of plaintiffs if accepted in their entirety represent a claim of approximately 517 billion Korean Won, which is approximately $454 million.

*  *  *  *  *  *  *

Item 4. Removed and Reserved

*  *  *  *  *  *  *

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock have only been publicly traded since November 18, 2010 when our common stock was listed and began trading on the New York Stock Exchange and the Toronto Stock Exchange. As a result our table below only provides data with respect to the fourth quarter for our common stock.

Quarterly price ranges of our common stock on the New York Stock Exchange, the principal market in which the stock is traded are as follows:

Year Ended December 31, 2010
	High (a)	Low (a)
Quarter
First	N/A	N/A
Second	N/A	N/A
Third	N/A	N/A
Fourth	$36.98	$33.07

(a)	The quarterly price ranges for our common stock are based on high and low prices from intraday trades.

Holders

As of February 15, 2011 we had a total of 1.6 billion issued and outstanding shares of common stock and a total of 318 million shares of common stock for which warrants are initially exercisable by two warrant holders of record. As of February 15, 2011 there were 185 holders of record of our common stock.

Dividends

Since our formation, we have not paid any dividends on our common stock. We have no current plans to pay any dividends on our common stock. So long as any share of our Series A or Series B Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our Series A and Series B Preferred Stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. Our secured revolving credit facility contains certain restrictions on our ability to pay dividends on our common stock, subject to exceptions, such as dividends payable solely in shares of our common stock.

So long as any share of our Series A Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our Series B Preferred Stock unless all accrued and unpaid dividends have been paid on our Series A Preferred Stock, subject to exceptions, such as dividends on our Series B Preferred Stock payable solely in shares of our common stock.

Our payment of dividends in the future, if any, will be determined by our Board of Directors and will be paid out of funds legally available for that purpose. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, the covenants in our new secured revolving credit facility, and other factors.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Equity Compensation Plan Information

The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 31 to our consolidated financial statements (number of securities in millions).

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (a)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (b)

Equity compensation plans approved by security holders
General Motors Company 2009 Long-Term Incentive Plan and Salary Stock Plan (c)	17	$—	58

(a)	The awards under the General Motors Company 2009 Long-Term Incentive Plan and Salary Stock Plan are restricted stock units. The restricted stock units do not have an exercise price, and the awards will be payable in cash if settled prior to May 17, 2011, which is six months subsequent to our public offering. In limited situations certain executives could continue to settle their awards in cash due to tax considerations of select countries.

(b)	Excludes securities reflected in the first column, “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(c)	At December 31, 2010 all of our equity compensation plans were approved by security holders.

Repurchases of Securities

None of our issued common stock has been reacquired since its initial issuance on July 10, 2009.

Recent Sales of Unregistered Securities

Sales of Unregistered Securities

On December 31, 2010, we awarded an aggregate of 238 thousand Restricted Stock Units (RSUs) to global executives pursuant to our Salary Stock Plan (GMSSP) and 223 thousand shares, of which 137 thousand shares are outstanding as of December 31, 2010, of Restricted Stock to global executives pursuant to our 2009 Long-Term Incentive Plan. The difference between the 223 thousand shares awarded and the 137 thousand shares outstanding was used to satisfy tax obligations relating to the awards. Each RSU under the GMSSP is the economic equivalent of one share of our common stock. The RSUs do not have an expiration or exercise date or carry a conversion or exercise price. The awards will be settled in twelve equal, quarterly installments beginning on December 31, 2011. Each RSU is fully vested and presents the right to receive one share of our common stock on the applicable settlement date. Under the GMSSP, the fair value of our common stock is the average of the high and low trading prices for our common stock as reported on the New York Stock Exchange, on which our common stock is listed, on the date of the transaction. The shares of Restricted Stock were fully vested upon grant but are subject to restrictions on transfer until December 31, 2013. The securities described in this paragraph were issued pursuant to written compensatory plans or arrangements with our employees in reliance on the exemption provided by Section 4(2) of the Securities Act.

Contribution of Common Stock to U.S. Hourly and Salaried Pension Plans

On January 13, 2011 we completed the previously announced voluntary contribution of 61 million shares of our common stock to U.S. hourly and salaried pension plans, valued at $2.2 billion for funding purposes. There were 41 million shares (valued at $1.5

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

billion) contributed to the hourly pension plan and 20 million shares (valued at $0.7 billion) to the salaried pension plan. This was a voluntary contribution above our required minimum funding of the pension plans. However, we expect that the contribution will improve the funded status of the pension plans and therefore improve our risk profile. The contributed shares qualify as a plan asset for funding purposes immediately, and will qualify as a plan asset for accounting purposes when certain transfer restrictions are removed, which is expected in 2011. The common stock was issued and contributed to the pension plan in an unregistered transaction in accordance with an exemption under Section 4(2) of the Securities Act.

Use of Proceeds

In the three months ended December 31, 2010 we completed a public offering of 550 million shares of our common stock at a price of $33.00 per share, or $18.1 billion, which shares of common stock were offered by the UST, Canada Holdings and the New VEBA, and 100 million shares of Series B Preferred Stock at a price of $50.00 per share, or $5.0 billion, which shares of Series B Preferred Stock were offered by us. The following table sets forth the amounts registered and sold by each selling stockholder, the aggregate offering price of the sales, underwriters discounts and net proceeds before expenses to the selling stockholders.

Selling Stockholder	Total Shares Sold	Aggregate Offering Price	Underwriters’ Discounts	Net Proceeds After Underwriters’ Discounts
UST	412,328,814	$13,606,850,862	$102,051,381	$13,504,799,481
Canada Holdings	35,021,186	$1,155,699,138	$8,667,744	$1,147,031,394
New VEBA	102,350,000	$3,377,550,000	$25,331,625	$3,352,218,375

We registered and sold 100 million shares of Series B Preferred stock for an aggregate offering price of $5.0 billion which, after underwriters’ discounts of $138 million resulted in net proceeds to us of $4.9 billion. Each share of our Series B Preferred Stock is convertible at the option of the holder at any time prior to December 1, 2013 into a minimum of 1.2626 shares of our common stock, and each share of Series B Preferred Stock will mandatorily convert on December 1, 2013 into a number of shares of our common stock ranging from 1.2626 to 1.5152 shares depending on the applicable market value of our common stock. The conversion ratios for option and mandatory conversions are subject to anti-dilution, make-whole and other adjustments. This offering was effected on November 17, 2010 pursuant to a Registration Statement on Form S-1 (File No. 333-168919), which the SEC declared effective on such date. Morgan Stanley & Co. Incorporated and J.P. Morgan Securities LLC acted as representatives of the several underwriters in the offering. We did not receive any of the proceeds from the sale of common stock, and we received net proceeds from the Series B Preferred Stock offering of $4.9 billion. We used these proceeds, along with $1.2 billion of cash on hand, to purchase our Series A Preferred Stock held by the UST in the amount of $2.1 billion and make a cash contribution to our U.S. hourly and salary pension plans in an amount of $4.0 billion.

We estimate that our expenses for the offerings, excluding underwriting discounts and commissions in connection with the sale of Series B Preferred Stock were $25.0 million, which does not reflect the agreement by the underwriters to reimburse us for a portion of our legal and road show costs and expenses in connection with the offering, up to a maximum aggregate amount of $3.0 million. No offering expenses were paid directly or indirectly by us to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

*  *  *  *  *  *  *

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Selected Financial Data

(Dollars in millions except per share amounts)

	Successor		Predecessor
	Year Ended December 31, 2010 (a)	July 10, 2009 Through December 31, 2009 (a)(b)	January 1, 2009 Through July 9, 2009	Years Ended December 31,
				2008	2007	2006
Income Statement Data:
Total net sales and revenue (c)(d)	$135,592	$57,474	$47,115	$148,979	$179,984	$204,467

Reorganization gains, net (e)	$—	$—	$128,155	$—	$—	$—

Income (loss) from continuing operations (e)(f)	$6,503	$(3,786)	$109,003	$(31,051)	$(42,685)	$(2,155)
Income from discontinued operations, net of tax (g)	—	—	—	—	256	445
Gain on sale of discontinued operations, net of tax (g)	—	—	—	—	4,293	—

Net income (loss) (e)	6,503	(3,786)	109,003	(31,051)	(38,136)	(1,710)
Net (income) loss attributable to noncontrolling interests	(331)	(511)	115	108	(406)	(324)
Less: Cumulative dividends on and charge related to purchase of preferred stock (h)	1,504	131	—	—	—	—

Net income (loss) attributable to common stockholders (e)	$4,668	$(4,428)	$109,118	$(30,943)	$(38,542)	$(2,034)

GM $0.01 par value common stock and Old GM $1-2/3 par value common stock
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to common stockholders	$3.11	$(3.58)	$178.63	$(53.47)	$(76.16)	$(4.39)
Income from discontinued operations attributable to common stockholders (g)	—	—	—	—	8.04	0.79

Net income (loss) attributable to common stockholders	$3.11	$(3.58)	$178.63	$(53.47)	$(68.12)	$(3.60)

Diluted earnings (loss) per share:
Income (loss) from continuing operations attributable to common stockholders	$2.89	$(3.58)	$178.55	$(53.47)	$(76.16)	$(4.39)
Income from discontinued operations attributable to common stockholders (g)	—	—	—	—	8.04	0.79

Net income (loss) attributable to common stockholders	$2.89	$(3.58)	$178.55	$(53.47)	$(68.12)	$(3.60)

Cash dividends per common share	$—	$—	$—	$0.50	$1.00	$1.00
Balance Sheet Data (as of period end):
Total assets (d)(f)	$138,898	$136,295		$91,039	$148,846	$185,995
Automotive notes and loans payable (i)(j)	$4,630	$15,783		$45,938	$43,578	$47,476
GM Financial notes and loans payable (d)	$7,032
Series A Preferred Stock (k)	$5,536	$6,998		$—	$—	$—
Series B Preferred Stock (l)	$4,855	$—		$—	$—	$—
Equity (deficit) (f)(m)(n)	$37,159	$21,957		$(85,076)	$(35,152)	$(4,076)

(a)	All applicable Successor share, per share and related information has been adjusted retroactively for the three-for-one stock split effected on November 1, 2010.

(b)	At July 10, 2009 we applied fresh-start reporting following the guidance in Accounting Standards Codification (ASC) 852, “Reorganizations” (ASC 852). The consolidated financial statements for the periods ended on or before July 9, 2009 do not include the effect of any changes in the fair value of assets or liabilities as a result of the application of fresh-start reporting. Therefore, our financial information at and for any period after July 10, 2009 is not comparable to Old GM’s financial information.

(c)	In November 2006 Old GM sold a 51% controlling ownership interest in Ally Financial, resulting in a significant decrease in total consolidated net sales and revenue.

(d)	GM Financial was consolidated effective October 1, 2010.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(e)	In the period January 1, 2009 through July 9, 2009 Old GM recorded Reorganization gains, net of $128.2 billion directly associated with the Chapter 11 Proceedings, the 363 Sale and the application of fresh-start reporting. Refer to Note 2 to our consolidated financial statements for additional detail.

(f)	In September 2007 Old GM recorded full valuation allowances of $39.0 billion against net deferred tax assets in Canada, Germany and the United States.

(g)	In August 2007 Old GM completed the sale of the commercial and military operations of its Allison business. The results of operations, cash flows and the 2007 gain on sale of Allison have been reported as discontinued operations for all periods presented.

(h)	Includes a charge related to the purchase of Series A Preferred Stock of $677 million in the year ended December 31, 2010.

(i)	In December 2008 Old GM entered into the UST Loan Agreement, pursuant to which the UST agreed to provide a $13.4 billion UST Loan Facility.

(j)	In December 2010 GM Daewoo terminated a Korean Won 1.4 trillion (equivalent to $1.2 billion) credit facility following the repayment of the remaining $1.0 billion under the facility.

(k)	In December 2010 we purchased 84 million shares of our Series A Preferred Stock from the UST for a purchase price of $2.1 billion, which was equal to 102% of their aggregate liquidation amount.

(l)	Series B Preferred Stock was issued in a public offering in November and December 2010. The Series B Preferred Stock pays dividends at 4.75% and is convertible to common stock at the option of the holder until December 1, 2013 the date on which all outstanding shares of Series B Preferred Stock will be mandatorily converted into common stock based on pre-defined conversion ratios that adjust based on the share price of our common stock.

(m)	In January 2007 Old GM recorded a decrease to Retained earnings of $425 million and a decrease of $1.2 billion to Accumulated other comprehensive loss in accordance with the early adoption of the measurement provisions of ASC 715, “Compensation — Retirement Benefits” (ASC 715).

(n)	In January 2007 Old GM recorded an increase to Retained earnings of $137 million with a corresponding decrease to its liability for uncertain tax positions in accordance with ASC 740, “Income Taxes” (ASC 740).

*  *  *  *  *  *  *

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Motors Company was formed by the UST in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company, which on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation and changed its name to General Motors Company, is sometimes referred to in this management’s discussion and analysis of financial condition and results of operations for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM,” and is the successor entity solely for accounting and financial reporting purposes (Successor). General Motors Corporation is sometimes referred to in this management’s discussion and analysis of financial condition and results of operations, for the periods on or before July 9, 2009, as “Old GM.” Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to the agreement with the SEC, as described in a no-action letter issued to Old GM by the SEC Staff on July 9, 2009 regarding our filing requirements and those of Motors Liquidation Company (MLC), the accompanying consolidated financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes (Predecessor). On July 10, 2009 in connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Company, which is sometimes referred to in this management’s discussion and analysis of financial condition and results of operations for the periods on or after July 10, 2009 as “MLC.” MLC continues to exist as a distinct legal entity for the sole purpose of liquidating its remaining assets and liabilities.

Presentation and Estimates

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying consolidated financial statements.

We analyze the results of our business through our five segments, namely GMNA, GME, GMIO, GMSA and GM Financial.

In the year ended December 31, 2010 we changed our managerial and financial reporting structure so that certain entities geographically located within Russia and Uzbekistan were transferred from our GME segment to our GMIO segment, and certain entities geographically located in Brazil, Argentina, Colombia, Ecuador, Venezuela, Bolivia, Chile, Paraguay, Peru and Uruguay were transferred from our GMIO segment to our newly created GMSA segment. We have retrospectively revised the segment presentation for all periods presented.

Change in Presentation of Financial Statements

In 2010 we changed the presentation of our consolidated balance sheet, consolidated statement of cash flows and certain footnotes to combine line items which were either of a related nature or not individually material. We have made corresponding reclassifications to the comparable information for all periods presented.

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

Each stockholder’s percentage ownership in us and proportional voting power remained unchanged after the stock split. All applicable share, per share and related information for periods on or subsequent to July 10, 2009 has been adjusted retroactively to give effect to the three-for-one stock split.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

On October 5, 2010 our Board of Directors recommended that we amend our Certificate of Incorporation to increase the number of shares of common stock that we are authorized to issue from 2.5 billion shares to 5.0 billion shares and to increase the number of preferred shares that we are authorized to issue from 1.0 billion shares to 2.0 billion shares. Our stockholders approved these amendments on November 1, 2010, and they were effected on November 1, 2010.

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

Overview

Our Company

Our company commenced operations on July 10, 2009 when we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Old GM through a 363 Sale under the Bankruptcy Code. As a result of the 363 Sale and other recent restructuring and cost savings initiatives, we have improved our financial position and level of operational flexibility as compared to Old GM when it operated the business. We commenced operations upon completion of the 363 Sale with a total amount of debt and other liabilities at July 10, 2009 that was $92.7 billion less than Old GM’s total amount of debt and other liabilities at July 9, 2009. We reached a competitive labor agreement with our unions, restructured our dealer network and reduced and refocused our brand strategy in the U.S. to our four brands.

In November and December of 2010 we consummated a public offering of 550 million shares of our common stock and 100 million shares of Series B Preferred Stock and listed both of these securities on the New York Stock Exchange and the common stock on the Toronto Stock Exchange.

Automotive

We are a leading global automotive company. Our vision is to design, build and sell the world’s best vehicles. We seek to distinguish our vehicles through superior design, quality, reliability, telematics (wireless voice and data) and infotainment and safety within their respective segments. Our business is diversified across products and geographic markets. With a global network of independent dealers we meet the local sales and service needs of our retail and fleet customers. Of our total 2010 vehicle sales volume, 73.6% was generated outside the United States, including 43.0% from emerging markets, such as Brazil, Russia, India and China (collectively BRIC), which have recently experienced the industry’s highest volume growth.

Our automotive business is organized into four geographically-based segments:

•

GMNA, with sales, manufacturing and distribution operations in the U.S., Canada and Mexico and distribution operations in Central America and the Caribbean, represented 31.3% of our total 2010 vehicle sales volume. In North America, we sell our vehicles through four brands — Chevrolet, GMC, Buick and Cadillac — which are manufactured at plants across the U.S., Canada and Mexico and imported from other GM regions. In 2010, GMNA had the largest market share of any competitor in this market at 18.2%.

•

GME has sales, manufacturing and distribution operations across Western and Central Europe. GME’s vehicle sales volume, which in addition to Western and Central Europe, includes Russia, the Commonwealth of Independent States and Eastern Europe represented 19.8% of our total 2010 vehicle sales volume. In Western and Central Europe, we sell our vehicles under

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

the Opel and Vauxhall (U.K. only) brands, which are manufactured in Europe, and under the Chevrolet brand, which is imported from South Korea where it is manufactured by GM Daewoo of which we own 70.1%. In 2010, GME had the number five market share in this market, at 8.8%.

•

GMIO, with sales, manufacturing and distribution operations in Asia-Pacific, Russia, the Commonwealth of Independent States, Eastern Europe, Africa and the Middle East, is our largest segment by vehicle sales volume. GMIO’s vehicle sales volume, which includes Asia-Pacific, Africa and the Middle East represented 36.7% of our total 2010 vehicle sales volume including sales through our joint ventures. In these regions, we sell our vehicles under the Buick, Cadillac, Chevrolet, Daewoo, FAW, GMC, Holden, Isuzu, Jiefang, Opel and Wuling brands, and we plan to commence sales under the Baojun brand in 2011. In 2010, GMIO had the second largest market share for this market at 8.8% and the number one market share in China. Of GMIO’s vehicle sales volume 76.4% is from China in 2010. Our Chinese operations are primarily comprised of three joint ventures: SGM; of which we own 49%, SGMW; of which we own 44% and FAW-GM; of which we own 50%.

•

GMSA, with sales, manufacturing and distribution operations in Brazil, Argentina, Colombia, Ecuador and Venezuela as well as sales activities in Bolivia, Chile, Paraguay, Peru and Uruguay represented 12.2% of our total 2010 vehicle sales volume. In South America, we sell our vehicles under the Chevrolet, Suzuki and Isuzu brands. In 2010 GMSA had the largest market share for this market at 19.9% and the number three market share in Brazil. Of GMSA’s vehicle sales volume 64.1% is from Brazil in 2010.

We offer a global vehicle portfolio of cars, crossovers and trucks. We are committed to leadership in vehicle design, quality, reliability, telematics and infotainment and safety, as well as to developing key energy efficiency, energy diversity and advanced propulsion technologies, including electric vehicles with range extending capabilities such as the new Chevrolet Volt.

Automotive Financing

On October 1, 2010 we completed the acquisition of AmeriCredit Corp. for cash of approximately $3.5 billion and changed its name to General Motors Financial Company, Inc.

GM Financial specializes in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. GM Financial generates revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. To fund the acquisition of receivables prior to securitization, GM Financial uses available cash and borrowings under its credit facilities. GM Financial earns finance charge income on the finance receivables and pays interest expense on borrowings under its credit facilities. GM Financial periodically transfers receivables to securitization trusts that issue asset-backed securities to investors. The securitization trusts are special purpose entities that are also variable interest entities that meet the requirements to be consolidated in the financial statements.

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

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our management team is focused on hiring new and promoting current talented employees who can bring new perspectives to our business in order to execute on our strategy as follows:

Deliver quality products. We intend to maintain a broad portfolio of vehicles so that we are positioned to meet global consumer preferences. We plan to do this in several ways.

•

Concentrate our design, engineering and marketing resources on fewer brands and architectures. We plan to increase the volume of vehicles produced from common global architectures to more than 50% of our total volumes in 2015 from less than 17% today. We expect that this initiative will result in greater investment per architecture and brand and will increase our product development and manufacturing flexibility, allowing us to maintain a steady schedule of important new product launches in the future. We believe our four-brand strategy in the U.S. will continue to enable us to allocate higher marketing expenditures per brand.

•

Develop products across vehicle segments in our global markets. We plan to develop vehicles in each of the key segments of the global markets in which we compete. For example, in September 2010 we introduced the Chevrolet Cruze in the U.S. small car segment, an important and growing segment where we have historically been under-represented.

•

Continued investment in a portfolio of technologies. We will continue to invest in technologies that support energy diversity and energy efficiency as well as in safety, telematics and infotainment technology. We are committed to advanced propulsion technologies and intend to offer a portfolio of fuel efficient alternatives that use energy sources such as petroleum, bio-fuels, hydrogen and electricity, including the new Chevrolet Volt. We are committed to increasing the fuel efficiency of our vehicles with internal combustion engines through features such as cylinder deactivation, direct injection, variable valve timing, turbo-charging with engine downsizing and six speed transmissions. For example, we expect the Chevrolet Cruze Eco to be capable of achieving an estimated 40 mpg on the highway with a traditional internal combustion engine. We are expanding our telematics and infotainment offerings and, as a result of our OnStar service and our partnerships with companies such as Google, are in a position to deliver safety, security, navigation and connectivity systems and features.

Sell our vehicles globally. We will continue to compete in the largest and fastest growing markets globally.

•

Broaden GMNA product portfolio. We plan to launch 13 new vehicles in GMNA across our four brands in 2011 and 2012, primarily in the growing car and crossover segments, where, in some cases, we are under-represented, and an additional 29 new vehicles between 2013 and 2014. Launched vehicles in 2010 included the Chevrolet Matiz, Spark, Spark Lite and Volt, Cadillac CTS Coupe and Buick Regal. We believe that we have achieved a more balanced portfolio in the U.S. market, where we maintained a sales volume mix of 36% from cars, 38% from trucks and 26% from crossovers in 2010 compared to 51% from trucks in 2006.

•

Refresh GME’s vehicle portfolio. To improve our product quality and product perception in Europe, by the start of 2012, we plan to have 80% of our Opel/Vauxhall carlines volume refreshed such that the model stylings are less than three years old. We have four product launches scheduled in 2011. As part of our planned rejuvenation of Chevrolet’s portfolio, which increasingly supplements our Opel/Vauxhall brands throughout Europe, we are moving the entire Chevrolet lineup to new global architectures.

•

Increase sales in GMIO, particularly in China. We plan to continue to execute our growth strategies in countries where we already hold strong positions, such as China, and to improve market share in other important markets, including South Korea, South Africa, Russia, India and the ASEAN region. We aim to launch 70 new vehicles throughout GMIO through 2012. We plan to enhance and strengthen our GMIO product portfolio through three strategies: (1) leveraging our global architectures; (2) pursuing local and regional solutions to meet specific market requirements; and (3) expanding our joint venture partner collaboration opportunities.

•

Increase sales in GMSA, particularly in Brazil. We plan to continue to execute our growth strategies in countries where we already hold strong positions, such as Brazil. We aim to launch 40 new vehicles throughout GMSA through 2011. We plan to

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

strengthen our GMSA product portfolio through three strategies: (1) leveraging our global architectures; (2) pursuing local and regional solutions to meet specific market requirements; and (3) expanding our joint venture partner collaboration opportunities.

•

Ensure competitive financing is available to our dealers and customers. We currently maintain multiple financing programs and arrangements with third parties for our wholesale and retail customers to utilize when purchasing or leasing our vehicles. Through our long-standing arrangements with Ally Financial and a variety of other worldwide, regional and local lenders, we provide our customers and dealers with access to financing alternatives. We plan to further expand the range of financing options available to our customers and dealers to help grow our vehicle sales through two specific objectives: (1) ensure certainty of availability of financing; and (2) competitive and transparent pricing for financing, for our dealers and customers. We expect GM Financial will offer increased availability of leasing and sub-prime financing for our customers in the United States and Canada throughout economic cycles. We also plan to use GM Financial to initiate targeted customer marketing initiatives to expand our vehicle sales.

Reduce breakeven levels through improved revenue realization and a competitive cost structure. In developed markets, we are improving our cost structure to become profitable at lower industry volumes.

•

Capitalize on cost structure improvement and maintain reduced incentive levels in GMNA. We plan to sustain the cost reduction and operating flexibility progress we have made as a result of our North American restructuring. Our current U.S. and Canadian hourly labor agreements provide the flexibility to utilize a lower tiered wage and benefit structure for new hires, part-time employees and temporary employees. We aim to increase our vehicle profitability by maintaining competitive incentive levels with our strengthened product portfolio and by actively managing our production levels through monitoring of our dealer inventory levels. For the twelve months ended December 31, 2010 and based on GMNA’s 2010 market share, GMNA’s earnings before interest and taxes (EBIT) (EBIT is not an operating measure under U.S. GAAP — refer to “Reconciliation of Consolidated, Automotive and GM Financial Segment Results” for additional discussion) would have achieved breakeven at GMNA wholesale volume of approximately 2.3 million vehicles, consistent with an annual U.S. industry sales volume of approximately 9.5 to 10.0 million vehicles.

•

Execute on our Opel/Vauxhall restructuring plan. We expect our Opel/Vauxhall restructuring plan to lower our vehicle manufacturing costs. The plan includes manufacturing rationalization, headcount reduction, labor cost concessions from the remaining workforce and selling, general and administrative efficiency initiatives. Specifically, we have reached an agreement to reduce our European manufacturing capacity by 20% through, among other things, the closing of our Antwerp facility in Belgium and the rationalization of our powertrain operations in our Bochum and Kaiserslautern facilities in Germany. Additionally, we have reached an agreement with the labor unions in Europe to reduce labor costs by Euro 265 million per year. The objective of our restructuring, along with the refreshed product portfolio pipeline, is to restore the profitability of the GME business.

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

Maintain a strong balance sheet. Given our business’s high operating leverage and the cyclical nature of our industry, we intend to minimize our financial leverage. We plan to use excess cash to repay debt and to make discretionary contributions to our U.S. pension plans. Based on this planned reduction in financial leverage and the anticipated benefits resulting from our operating strategy described above, we will aim to attain an investment grade credit rating over the long-term.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

In December 2008 Old GM requested and received financial assistance from the U.S. government and entered into the UST Loan Agreement. In early 2009 Old GM’s business results and liquidity continued to deteriorate, and, as a result, Old GM obtained additional funding from the UST under the UST Loan Agreement. Old GM, through its wholly-owned subsidiary GMCL, also received funding from EDC, a corporation wholly-owned by the Government of Canada, under a loan and security agreement entered into in April 2009 (EDC Loan Facility).

As a condition to obtaining the UST Loan Facility under the UST Loan Agreement, Old GM was required to submit a Viability Plan in February 2009 that included specific actions intended to result in the following:

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

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The UST Loan Agreement provided that if, by March 31, 2009 or a later date (not to exceed 30 days after March 31, 2009) as determined by the Presidential Task Force on the Auto Industry (Auto Task Force) (Certification Deadline), the Auto Task Force had not certified that Old GM had taken all steps necessary to achieve and sustain its long-term viability, international competitiveness and energy efficiency in accordance with the Viability Plan, then the loans and other obligations under the UST Loan Agreement were to become due and payable on the thirtieth day after the Certification Deadline.

On March 30, 2009 the Auto Task Force determined that the plan was not viable and required substantial revisions. In conjunction with the March 30, 2009 announcement, the administration announced that it would offer Old GM adequate working capital financing for a period of 60 days while it worked with Old GM to develop and implement a more accelerated and aggressive restructuring that would provide a sound long-term foundation. On March 31, 2009 Old GM and the UST agreed to postpone the Certification Deadline to June 1, 2009.

Old GM made further modifications to its Viability Plan in an attempt to satisfy the Auto Task Force requirement that it undertake a substantially more accelerated and aggressive restructuring plan (Revised Viability Plan). The following is a summary of significant cost reduction and restructuring actions contemplated by the Revised Viability Plan, the most significant of which included reducing Old GM’s indebtedness and VEBA obligations.

Indebtedness and VEBA Obligations

In April 2009 Old GM commenced exchange offers for certain unsecured notes to reduce its unsecured debt in order to comply with the debt reduction condition of the UST Loan Agreement.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Old GM also commenced discussions with the UST regarding the terms of a potential restructuring of its debt obligations under the UST Loan Agreement, the UST Ally Financial Loan Agreement (as subsequently defined), and any other debt issued or owed to the UST in connection with those loan agreements pursuant to which the UST would exchange at least 50% of the total outstanding debt Old GM owed to it at June 1, 2009 for Old GM common stock.

Old GM commenced discussions with the UAW and the VEBA-settlement class representative regarding the terms of potential VEBA modifications.

Other Cost Reduction and Restructuring Actions

In addition to the efforts to reduce debt and modify the VEBA obligations, the Revised Viability Plan also contemplated the following cost reduction efforts:

•	Extended shutdowns of certain North American manufacturing facilities in order to reduce dealer inventory;

•	Refocus of resources on four U.S. brands: Chevrolet, Cadillac, Buick and GMC;

•	Acceleration of the resolution for Saab, HUMMER and Saturn and no planned future investment for Pontiac, which was phased out by the end of 2010;

•	Acceleration of the reduction in U.S. nameplates to 34 by 2010 — there were 34 nameplates at December 31, 2010;

•

A reduction in the number of U.S. dealers was targeted from 6,246 in 2008 to 3,605 in 2010 — we have completed the federal dealer arbitration process and reduced the number of U.S. dealers to 4,500 at December 31, 2010;

•	A reduction in the total number of plants in the U.S. to 34 by the end of 2010 and 31 by 2012 — there were 40 plants in the U.S. at December 31, 2010; and

•

A reduction in the U.S. hourly employment levels from 61,000 in 2008 to 40,000 in 2010 as a result of the nameplate reductions, operational efficiencies and plant capacity reductions — through these actions, our special attrition programs and other U.S. hourly workforce reductions, we have reduced the number of U.S. hourly employees to 49,000 at December 31, 2010.

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

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the total funding and funding commitments Old GM received from the U.S. and Canadian governments and the additional notes Old GM issued related thereto in the period December 31, 2008 through July 9, 2009 (dollars in millions):

	Funding and Funding Commitments	Additional Notes Issued (a)	Total Obligation
Description of Funding Commitment
UST Loan Agreement (b)	$19,761	$1,172	$20,933
EDC funding (c)	6,294	161	6,455
DIP Facility	33,300	2,221	35,521

Total	$59,355	$3,554	$62,909

(a)	Old GM did not receive any proceeds from the issuance of these promissory notes, which were issued as additional compensation to the UST and EDC.

(b)	Includes debt of $361 million, which UST loaned to Old GM under the warranty program.

(c)	Includes approximately $2.4 billion from the EDC Loan Facility received in the period January 1, 2009 through July 9, 2009 and funding commitments of CAD $4.5 billion (equivalent to $3.9 billion when entered into) that were immediately converted into our equity. This funding was received on July 15, 2009.

363 Sale

On July 10, 2009, we completed the acquisition of substantially all of the assets and assumed certain liabilities of the Sellers. The 363 Sale was consummated in accordance with the Purchase Agreement, between us and the Sellers, and pursuant to the Bankruptcy Court’s sale order dated July 5, 2009.

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

•	UST’s return of the warrants Old GM previously issued to it;

•

The issuance to MLC of 150 million shares (or 10%) of our common stock and warrants to acquire newly issued shares of our common stock initially exercisable for a total of 273 million shares of our common stock (or 15% on a fully diluted basis); and

•	Our assumption of certain specified liabilities of Old GM (including debt of $7.1 billion owed under the DIP Facility).

Under the Purchase Agreement, we are obligated to issue additional shares of our common stock to MLC (Adjustment Shares) in the event that allowed general unsecured claims against MLC, as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions). The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum number of Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. In the period July 10, 2009 to December 31, 2009 we determined that it was probable that general unsecured claims allowed against MLC would ultimately exceed $35.0 billion by at least $2.0 billion. In the circumstance where expected general unsecured claims equal $37.0 billion, we would have been required to issue 8.6 million Adjustment Shares to

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

MLC as an adjustment to the purchase price. At December 31, 2009 we recorded a liability of $162 million included in Accrued liabilities. In the year ended December 31, 2010 the liability was adjusted quarterly based on available information. Based on information which became available in the three months ended December 31, 2010, we concluded it was no longer probable that general unsecured claims would exceed $35 billion and we reversed to income our previously recorded liability of $231 million for the contingently issuable Adjustment Shares.

Agreements with the UST, EDC and New VEBA

On July 10, 2009, we entered into the UST Credit Agreement and assumed debt of $7.1 billion Old GM incurred under the DIP Facility (UST Loans). Through our wholly-owned subsidiary GMCL, we entered into the Canadian Loan Agreement with EDC and assumed a CAD $1.5 billion (equivalent to $1.3 billion when entered into) term loan maturing on July 10, 2015. Proceeds of the DIP Facility of $16.4 billion were deposited in escrow, to be distributed to us at our request if certain conditions were met and returned to us after the UST Loans and the Canadian Loan were repaid in full. Immediately after entering into the UST Credit Agreement, we made a partial pre-payment due to the termination of the U.S. government sponsored warranty program, reducing the UST Loans principal balance to $6.7 billion. We also entered into the VEBA Note Agreement and issued the VEBA Notes to the New VEBA in the principal amount of $2.5 billion pursuant to the VEBA Note Agreement.

In December 2009 and March 2010 we made quarterly payments of $1.0 billion and $1.0 billion on the UST Loans and GMCL made quarterly payments of $192 million and $194 million on the Canadian Loan. In April 2010, we used funds from our escrow account to repay in full the outstanding amount of the UST Loans of $4.7 billion, and GMCL repaid in full the outstanding amount of the Canadian Loan of $1.1 billion. Both loans were repaid prior to maturity. On October 26, 2010 we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Notes of $2.8 billion.

Refer to Note 19 to our consolidated financial statements for additional information on the UST Loans, VEBA Notes and the Canadian Loan.

Issuance of Common Stock, Preferred Stock and Warrants

On July 10, 2009 we issued the following securities to the UST, Canada Holdings, the New VEBA and MLC (shares in millions):

	Common Stock	Series A Preferred Stock
UST	912	84
Canada Holdings	175	16
New VEBA (a)	263	260
MLC (a)	150	—

	1,500	360

(a)	New VEBA also received a warrant to acquire 46 million shares of our common stock and MLC received two warrants, each to acquire 136 million shares of our common stock.

Preferred Stock

The shares of Series A Preferred Stock have a liquidation amount of $25.00 per share and accrue cumulative dividends at 9.0% per annum (payable quarterly on March 15, June 15, September 15 and December 15) that are payable if, as and when declared by our Board of Directors. So long as any share of the Series A Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock or our Series B Preferred Stock unless all accrued and unpaid dividends have been paid on the Series A Preferred Stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. On or after December 31, 2014 we may redeem, in whole or in part, the shares of Series A Preferred Stock outstanding, at a redemption price per share equal to $25.00 per share plus any accrued and unpaid dividends, subject to limited exceptions.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The Series A Preferred Stock was previously classified as temporary equity because the holders of the Series A Preferred Stock, as a class, owned greater than 50% of our common stock and therefore had the ability to exert control, through its power to vote for the election of our directors, over various matters, which could have included compelling us to redeem the Series A Preferred Stock in 2014 or later. In December 2010 we purchased the 84 million shares of Series A Preferred Stock held by the UST. Since the remaining holders of our Series A Preferred Stock, Canada Holdings and the New VEBA, do not own a majority of our common stock and therefore do not have the ability to exert control, through the power to vote for the election of our directors, over various matters, including compelling us to redeem the Series A Preferred Stock when it becomes callable by us on or after December 31, 2014, our classification of the Series A Preferred Stock as temporary equity is no longer appropriate. Upon the purchase of the Series A Preferred Stock held by the UST, the Series A Preferred Stock held by Canada Holdings and the New VEBA was reclassified to permanent equity at its carrying amount of $5.5 billion. Refer to Note 29 to our consolidated financial statements for additional information on the purchase of shares of Series A Preferred Stock.

Warrants

The first tranche of warrants issued to MLC is exercisable at any time prior to July 10, 2016, with an exercise price of $10.00 per share. The second tranche of warrants issued to MLC is exercisable at any time prior to July 10, 2019, with an exercise price of $18.33 per share. The warrant issued to the New VEBA is exercisable at any time prior to December 31, 2015, with an exercise price of $42.31 per share. The number of shares of our common stock underlying each of the warrants issued to MLC and the New VEBA and the per share exercise price are subject to adjustment as a result of certain events, including stock splits, reverse stock splits and stock dividends.

Additional Modifications to Pension and Other Postretirement Plans Contingent upon Completion of the 363 Sale

We modified the U.S. hourly pension plan, the U.S. executive retirement plan, the U.S. salaried life plan, the non-UAW hourly retiree medical plan and the U.S. hourly life plan. These modifications became effective upon the completion of the 363 Sale. The key modifications were:

•	Elimination of the post-age-65 benefits and placing a cap on pre-age-65 benefits in the non-UAW hourly retiree medical plan;

•	Capping the life benefit for non-UAW retirees and future retirees at $10,000 in the U.S. hourly life plan;

•	Capping the life benefit for existing salaried retirees at $10,000, reduced the retiree benefit for future salaried retirees and eliminated the executive benefit for the U.S. salaried life plan;

•	Elimination of a portion of nonqualified benefits in the U.S. executive retirement plan; and

•	Elimination of the flat monthly special lifetime benefit of $66.70 that was to commence on January 1, 2010 for the U.S. hourly pension plan.

Accounting for the Effects of the Chapter 11 Proceedings and the 363 Sale

Chapter 11 Proceedings

ASC 852 is applicable to entities operating under Chapter 11 of the Bankruptcy Code. ASC 852 generally does not affect the application of U.S. GAAP that we and Old GM followed to prepare the consolidated financial statements, but it does require specific disclosures for transactions and events that were directly related to the Chapter 11 Proceedings and transactions and events that resulted from ongoing operations.

Old GM prepared its consolidated financial statements in accordance with the guidance in ASC 852 in the period June 1, 2009 through July 9, 2009. Revenues, expenses, realized gains and losses, and provisions for losses directly related to the Chapter 11

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Proceedings were recorded in Reorganization gains, net. Expenses and gains and losses directly related to the reorganization do not constitute an element of operating loss due to their nature and due to the requirement of ASC 852 that they be reported separately. Old GM’s balance sheet prior to the 363 Sale distinguished prepetition liabilities subject to compromise from prepetition liabilities not subject to compromise and from postpetition liabilities.

Specific Management Initiatives

The execution of certain management initiatives is critical to achieving our goal of sustained future profitability. The following provides a summary of these management initiatives and significant results and events.

Repayment of Debt and Reduction of Financial Leverage

Purchase of Series A Preferred Stock from the UST

In December 2010 we purchased 84 million shares of Series A Preferred Stock, held by the UST, at a price equal to 102% of the aggregate liquidation amount, for $2.1 billion. The purchase of the UST’s Series A Preferred Stock resulted in a charge of $0.7 billion.

Contribution of Cash and Common Stock to U.S. Hourly and Salaried Pension Plans

In October 2010 we announced our intention to contribute $6.0 billion to our U.S. hourly and salaried pension plans, consisting of $4.0 billion of cash and $2.0 billion of our common stock. In December 2010 we made the $4.0 billion cash contribution to our U.S. hourly and salaried pension plans consisting of a $2.7 billion contribution to the U.S. hourly pension plan and a $1.3 billion contribution to the U.S. salaried pension plan. In January 2011 we contributed 61 million shares of our common stock to our U.S. hourly and salaried pension plans valued at $2.2 billion for funding purposes. We contributed 41 million shares of our common stock to the U.S. hourly pension plan and 20 million shares of our common stock to the U.S. salaried pension plan.

Repayment of GM Daewoo Credit Facility

In December 2010 GM Daewoo terminated its $1.2 billion credit facility following the repayment of the remaining $1.0 billion under the facility.

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

In April 2010, we used funds from our escrow account (described below) to repay in full the then-outstanding amount of the UST Loans of $4.7 billion and GMCL repaid in full the then-outstanding amount of the Canadian Loan of $1.1 billion. Both loans were repaid prior to maturity.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

UST Escrow Funds

Proceeds of the DIP Facility of $16.4 billion were deposited in escrow. We used our escrow account to acquire all Class A Membership Interests in DIP HOLDCO LLP, subsequently named Delphi Automotive LLP (New Delphi), in the amount of $1.7 billion and acquire Nexteer and four domestic facilities and make other related payments in the amount of $1.0 billion. We released from escrow $2.4 billion in connection with two quarterly payments on the UST Loans and Canadian Loan and another $4.7 billion was released upon the repayment of the UST Loans. The remaining funds in the amount of $6.6 billion that were held in escrow became unrestricted and the availability of those funds was no longer subject to the conditions set forth in the UST Credit Agreement.

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

Focus on Chinese Market

Our Chinese operations, which we established beginning in 1997, are composed of the following joint ventures: SGM, SGMW, FAW-GM, Pan Asia Technical Automotive Center Co., Ltd. (PATAC), Shanghai OnStar Telematics Co. Ltd. (Shanghai OnStar) and Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Used Car JV), collectively referred to as China JVs. We view the Chinese market, the fastest growing global market by volume of vehicles sold, as important to our global growth strategy and are employing a multi-brand strategy, led by our Buick division, which we believe is a strong brand in China. In the coming years, we plan to increasingly leverage our global architectures to increase the number of nameplates under the Chevrolet brand in China. Sales and income of the joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income, net of tax.

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

SGMW, of which we own 44%, SAIC owns 50.1% and certain Liuzhou investors own 5.9%, produces mini-commercial vehicles and passenger cars utilizing local architectures under the Wuling and Chevrolet brands. In 2010 we entered into an equity transfer agreement to purchase an additional 10% interest in SGMW from Liuzhou Wuling Motors Co., Ltd. and Liuzhou Mini Vehicles Factory, (together the Wuling Group) for $52 million in cash plus an agreement to provide technical services to the Wuling Group through 2013. Upon receiving regulatory approval in China, the transaction closed in November of 2010 increasing our ownership from 34% to 44% of the outstanding stock of SGMW. FAW-GM, of which we own 50% and China FAW Group Corporation (FAW) owns 50%, produces light commercial vehicles under the Jiefang brand and medium vans under the FAW brand. Our joint venture agreements allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture vehicle sales and production volume in China. SAIC, one of our joint venture partners, currently produces vehicles under its own brands for sale in the Chinese market. At present vehicles that SAIC produces primarily serve markets that are different from markets served by our joint ventures.

PATAC is our China-based engineering and technical joint venture with SAIC. Shanghai OnStar is our joint venture with SAIC that provides Chinese customers with a wide array of vehicle safety and information services. Used Car JV is our joint venture with SAIC that will cooperate with current distributors of SGM products in the establishment of dedicated used car sales and service facilities across China.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes certain key operational and financial data for the China JVs (dollars in millions):

	Years Ended
	December 31, 2010	December 31, 2009
Total wholesale units	2,348,391	1,823,693
Market share	12.8%	13.3%
Total net sales and revenues	$25,395	$18,098
Net income	$2,808	$1,636

	December 31, 2010	December 31, 2009
Cash and cash equivalents	$5,247	$3,516
Debt	$61	$30

In November 2010 we and SAIC entered into a non-binding Memorandum of Understanding (MOU) that would, if binding agreements are concluded by the parties, result in several strategic cooperation initiatives between us and SAIC. The initiatives covered by the MOU include:

•	Cooperation in the development of new energy vehicles, such as appropriate electric vehicle architectures and battery electric vehicle technical development;

•	Further expanding the role of PATAC in vehicle development, new technology development and participation in our global vehicle development process;

•	Sharing an additional vehicle architecture and powertrain application with SAIC in an effort to help reduce development costs and benefit from economies of scale;

•	Potential cooperation in providing access to our distribution network outside China for certain of SAIC’s MG branded products;

•	Providing training sources to assist a limited number of SAIC engineers with their professional development; and

•	Discussions to determine possible areas of cooperation in the development of future diesel engines.

We expect definitive agreements will be reached in the first half of 2011 for the initiatives not yet agreed to at December 31, 2010.

Development of Multiple Financing Sources and GM Financial

A significant percentage of our customers and dealers require financing to purchase our vehicles. Historically, Ally Financial has provided most of the financing for our dealers and a significant amount of financing for our customers in the U.S., Canada and various other markets around the world. We maintain other financing relationships, such as with U.S. Bank for U.S. leasing, GM Financial for sub-prime lending and a variety of local and regional financing sources around the world.

We expect GM Financial will allow us to complement our existing relationship with Ally Financial in order to provide a more complete range of financing options to our customers, specifically focusing on providing additional capabilities in leasing and sub-prime financing options. We also plan to use GM Financial for targeted customer marketing initiatives to expand our vehicle sales.

Secured Revolving Credit Facility

In October 2010 we entered into a five year, $5.0 billion secured revolving credit facility. While we do not believe the amounts available under the secured revolving credit facility will be needed to fund operating activities, the facility is expected to provide additional liquidity and financing flexibility. Refer to the section of this report entitled “— Liquidity and Capital Resources — Secured Revolving Credit Facility” for additional information about the secured revolving credit facility.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Opel/Vauxhall Restructuring Activities

In June 2010 the German federal government notified us of its decision not to provide loan guarantees to Opel/Vauxhall. As a result, we have decided to fund the requirements of Opel/Vauxhall internally, including any amounts necessary to fund the $1.4 billion in cash required to complete the European restructuring program. Opel/Vauxhall has subsequently withdrawn all applications for government loan guarantees from European governments.

Through September 2010 we committed up to a total of Euro 3.3 billion (equivalent to $4.2 billion when committed) to fund Opel/Vauxhall’s restructuring and ongoing cash requirements. This funding includes cumulative lending commitments combined into a Euro 2.6 billion intercompany facility and equity commitments of Euro 700 million.

We plan to continue to invest in capital, engineering and innovative fuel efficient powertrain technologies including an extended- range electric vehicle and battery electric vehicles. Our plan also includes aggressive capacity reductions including headcount reductions and the closing of our Antwerp, Belgium facility.

In the year ended December 31, 2010 GME recorded charges for 2010 restructuring programs of $81 million related to separation programs in the U.K. and Germany and an early retirement plan in Spain of $63 million, which will affect 1,200 employees.

In the year ended December 31, 2010 GME recorded charges of $527 million related to a separation plan associated with the closure of the Antwerp, Belgium facility. There were 2,600 employees affected, of which 1,300 separated in June 2010. In addition, GME and employee representatives entered into a Memorandum of Understanding whereby both parties cooperated in a working group, which also included the Flemish government, in order to find an outside investor to acquire and operate the facility. In October 2010 we announced that the search for an investor had been unsuccessful and the vehicle assembly operations in Antwerp, Belgium ceased at the end of 2010.

Increased GMNA Production Volume

The moderate improvement in the U.S. economy, resulting increase in U.S. industry vehicle sales and increase in demand for our products has resulted in increased production volumes for GMNA. In the year ended December 31, 2010 GMNA produced 2.8 million vehicles. This represents an increase of 46.8% compared to 1.9 million vehicles that combined GM and Old GM GMNA produced in the year ended December 31, 2009.

The following table summarizes GMNA’s quarterly production volume (in thousands):

	Three Months Ended December 31	Three Months Ended September 30		Three Months Ended June 30		Three Months Ended March 31
GMNA quarterly production volume 2010	703	707		731		668
GMNA quarterly production volume 2009	616	531	(a)	395	(b)	371	(b)
Total GMNA quarterly production volume year- over-year increase	14.1%	33.1%		85.1%		80.1%

(a)	Combined GM and Old GM GMNA production volume.

(b)	Old GM GMNA production volume.

Increased U.S. Vehicle Sales

GMNA dealers in the U.S. sold 2.2 million vehicles in the year ended December 31, 2010. This represents an increase of 131,000 vehicles (or 6.3%) from our and Old GM’s U.S. vehicle sales in the year ended December 31, 2009. This increase reflects our brand

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

rationalization strategy to focus our product engineering and design and marketing on our four brands. This strategy has resulted in increased consumer demand for certain products such as the Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX. These four brands accounted for 99.4% of our U.S. vehicle sales in the year ended December 31, 2010. The moderate improvement in the U.S. economy has contributed to a slow but steady improvement in U.S. industry vehicle sales and increased consumer confidence.

The continued increase in U.S. industry vehicle sales and the vehicle sales of our four brands is critical for us to maintain our worldwide profitability.

U.S. Dealer Reduction

We market vehicles worldwide through a network of independent retail dealers and distributors. As part of achieving and sustaining long-term viability and the viability of our dealer network, we determined that a reduction in the number of U.S. dealerships was necessary. In determining which dealerships would remain in our network, we performed analyses of volumes and consumer satisfaction indexes, among other criteria, and over 1,800 U.S. retail dealers signed wind-down agreements effectively terminating their dealer agreements with us on October 31, 2010. Pursuant to legislation passed in December 2009 over 1,100 dealers filed for arbitration seeking reinstatement. In 2010 the arbitration process was resolved. As a result of the arbitration process we offered 332 dealers reinstatement in their entirety and 460 existing dealers reinstatement of certain brands. At December 31, 2010 there were 4,500 vehicle dealers in the U.S. compared to 5,600 at December 31, 2009.

Section 136 Loans

Section 136 of the EISA established an incentive program consisting of both grants and direct loans to support the development of advanced technology vehicles and associated components in the U.S. In January 2011 consistent with our strategy to maintain a strong balance sheet by minimizing our financial leverage, we withdrew our $14.4 billion loan application, under Section 136, to the U.S. Department of Energy.

Brand Rationalization

We have focused our resources in the U.S. on four brands. As a result, we completed the sale of Saab in February 2010 and the sale of Saab GB in May 2010 and have completed the wind down of our Pontiac, Saturn, and HUMMER brands.

Sale of Nexteer

On November 30, 2010 we completed the sale of Nexteer, a manufacturer of steering components and half-shafts, to Pacific Century Motors. The sale of Nexteer included the global steering business which was acquired in October 2009. The 2009 acquisition of Nexteer included 22 manufacturing facilities, six engineering facilities and 14 customer support centers located in North and South America, Europe and Asia. We received consideration of $426 million in cash and a $39 million promissory note in exchange for 100% of our ownership interest in Nexteer and recorded a gain of $60 million on the sale.

Resolution of Delphi Matters

In October 2009 we consummated the transaction contemplated in the DMDA with Delphi and other parties. Under the DMDA, we agreed to acquire Nexteer, which supplies us and other OEMs with steering systems and columns, and four domestic facilities that manufacture a variety of automotive components, primarily sold to us. We, along with several third party investors who held the Delphi Tranche DIP Facility (collectively, the Investors), agreed to acquire substantially all of Delphi’s remaining assets through New Delphi. Certain excluded assets and liabilities had been retained by a Delphi entity (DPH) to be sold or liquidated. In connection with the DMDA, we agreed to pay or assume Delphi obligations of $1.0 billion related to its senior DIP credit facility, including certain

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

outstanding derivative instruments, its junior DIP credit facility, and other Delphi obligations, including certain administrative claims. At the closing of the transactions contemplated by the DMDA, we waived administrative claims associated with our advance agreements with Delphi, the payment terms acceleration agreement with Delphi and the claims associated with previously transferred pension costs for hourly employees.

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

Investment in Ally Financial

As part of the approval process for Ally Financial to obtain Bank Holding Company status in December 2008, Old GM agreed to reduce its ownership in Ally Financial to less than 10% of the voting and total equity of Ally Financial by December 24, 2011. At December 31, 2010 our equity ownership in Ally Financial was 9.9%.

In December 2010 the UST agreed to convert its optional conversion feature on the shares of mandatory convertible preferred securities held by the UST. Through this transaction, Ally Financial converted 110 million shares of preferred securities into 532 thousand shares of common stock. This action resulted in the dilution of our investment in Ally Financial common stock from 16.6% to 9.9%, of which 4.0% is held directly and 5.9% is held indirectly through an independent trust. Pursuant to previous commitments to reduce influence over and ownership in Ally Financial, the trustee, who is independent of us, has the sole authority to vote and is required to dispose of all Ally Financial common stock held in the trust by December 24, 2011. We can cause the trustee to return any Ally Financial common stock to us to hold directly, so long as our directly held voting and total common equity interests remain below 10%.

Special Attrition Programs, Labor Agreements and Benefit Plan Changes

During 2009 we and Old GM implemented various programs which reduced the hourly and salary workforce. Significant workforce reductions and settlements with various represented employee groups are discussed below.

2009 Special Attrition Programs

In 2009 Old GM announced special attrition programs for eligible UAW represented employees, offering cash and other incentives for individuals who elected to retire or voluntarily terminate employment.

Global Salaried Workforce Reductions

In 2009 U.S. salaried workforce reductions were accomplished primarily through a salaried retirement program or through a severance program funded from operating cash flows.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Delphi Benefit Guarantee Agreements

The Delphi Benefit Guarantee Agreements were affected by the settlement of the PBGC claims from the termination of the Delphi pension plan. We maintained the obligation to provide the difference between the pension benefits paid by the PBGC and those originally guaranteed by Old GM under the Delphi Benefit Guarantee Agreements.

U.S. Salaried Benefit Changes

U.S. salaried benefit changes reduced the salaried life benefits and a negative amendment to the U.S. salaried retiree healthcare program reduced coverage and increased cost sharing.

2009 UAW Retiree Settlement Agreement

In 2009 Old GM and the UAW agreed to a 2009 UAW Retiree Settlement Agreement which permanently shifted responsibility for providing retiree healthcare to the new plan funded by the New VEBA. Under the terms of the settlement agreement, we are released from UAW retiree healthcare claims incurred after December 31, 2009. All obligations of ours and any other entity or benefit plan of ours for retiree medical benefits for the class and the covered group arising from any agreement between us and the UAW terminated at December 31, 2009. Our obligations to the new healthcare plan and the New VEBA are limited to the terms of the settlement agreement.

At December 31, 2009 we accounted for the termination of our UAW hourly retiree medical plan and Mitigation Plan as a settlement. The resulting settlement loss of $2.6 billion recorded on December 31, 2009 represented the difference between the sum of the accrued other postretirement benefits (OPEB) liability of $10.6 billion and the existing internal VEBA assets of $12.6 billion, and $25.8 billion representing the fair value of the consideration transferred at December 31, 2009, including the contribution of the existing internal VEBA assets. Upon the settlement of the UAW hourly retiree medical plan at December 31, 2009 the VEBA Notes, Series A Preferred Stock, common stock, and warrants contributed to the New VEBA were recorded at fair value and classified as outstanding debt and equity instruments.

Prior to December 31, 2009 the 260 million shares of Series A Preferred Stock issued to the New VEBA were not considered outstanding for accounting purposes due to the terms of the revised settlement agreement with the UAW. As a result, $105 million of the $146 million of dividends paid on September 15, 2009 and $147 million of the $203 million of dividends paid on December 15, 2009 were recorded as employer contributions resulting in a reduction of Postretirement benefits other than pensions.

IUE-CWA and USW Settlement Agreement

In September 2009 we entered into a settlement agreement with MLC, The International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers — Communication Workers of America (IUE-CWA) and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW). The approved settlement agreement resulted in remeasurements of the U.S. hourly defined benefit pension plan, the non-UAW hourly retiree healthcare plan and the U.S. hourly life plan to reflect the terms of the agreement. The settlement agreement was expressly conditioned upon and did not become effective until approved by the Bankruptcy Court in MLC’s Chapter 11 proceedings, which occurred in November 2009. Several additional unions representing MLC hourly retirees joined the IUE-CWA and USW settlement agreement with respect to healthcare and life insurance. The remeasurement of these plans resulted in a decrease in a contingent liability accrual and an offsetting increase in the projected benefit obligation (PBO) or accumulated postretirement benefit obligation (APBO) of the benefit plan.

2009 CAW Agreement

In March 2009 Old GM announced that the members of the CAW had ratified an agreement intended to reduce costs in Canada through introducing co-payments for healthcare benefits, increasing employee healthcare cost sharing, freezing pension benefits and

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

eliminating cost of living adjustments to pensions for retired hourly workers. The 2009 CAW Agreement was conditioned on Old GM receiving longer term financial support from the Canadian and Ontario governments and those governments agreed to the terms of a loan agreement, approved the GMCL viability plan and provided funding to GMCL. The Canadian hourly defined benefit pension plan was remeasured in June 2009.

The CAW hourly retiree healthcare plan and the CAW retiree life plan were also remeasured in June 2009. Additionally, as a result of the termination of employees from the former Oshawa, Ontario truck facility, GMCL recorded a curtailment gain associated with the CAW hourly retiree healthcare plan.

In June 2009 GMCL and the CAW agreed to the terms of an independent Health Care Trust (HCT) to provide retiree healthcare benefits to certain active and retired employees and it will be implemented when certain preconditions are achieved. Certain of the preconditions have not been achieved and the HCT is not yet implemented at December 31, 2010. GMCL is obligated to make a payment of CAD $1.0 billion on the HCT implementation date which it will fund out of its CAD $1.0 billion escrow funds, adjusted for the net difference between the amount of retiree monthly contributions received during the period January 1, 2010 through the HCT implementation date less the cost of benefits paid for claims incurred by covered employees during this period. GMCL will provide a CAD $800 million note payable to the HCT on the HCT implementation date which will accrue interest at an annual rate of 7.0% with five equal annual installments of CAD $256 million due December 31 of 2014 through 2018. Concurrent with the implementation of the HCT, GMCL will be legally released from all obligations associated with the cost of providing retiree healthcare benefits to CAW active and retired employees bound by the class action process, and we will account for the related termination of CAW hourly retiree healthcare benefits as a settlement, based upon the difference between the fair value of the notes and cash contributed and the healthcare plan obligation at the settlement date. As a result of the conditions precedent to this agreement not having yet been achieved, there was no accounting recognition for the healthcare trust at December 31, 2010.

Venezuelan Exchange Regulations

Our Venezuelan subsidiaries changed their functional currency from Bolivar Fuerte (the BsF), the local currency, to the U.S. Dollar, our reporting currency, on January 1, 2010 because of the hyperinflationary status of the Venezuelan economy. Pursuant to the official devaluation of the Venezuelan currency and establishment of the dual fixed exchange rates (essential rate of BsF 2.60 to $1.00 and nonessential rate of BsF 4.30 to $1.00) in January 2010, we remeasured the BsF denominated monetary assets and liabilities held by our Venezuelan subsidiaries at the nonessential rate of 4.30 BsF to $1.00. The remeasurement resulted in a charge of $25 million recorded in Automotive cost of sales in the the year ended December 31, 2010. In the year ended December 31, 2010 all BsF denominated transactions have been remeasured at the nonessential rate of 4.30 BsF to $1.00.

In June 2010 the Venezuelan government introduced additional foreign currency exchange control regulations, which imposed restrictions on the use of the parallel foreign currency exchange market, thereby making it more difficult to convert BsF to U.S. Dollars. We periodically accessed the parallel exchange market, which historically enabled entities to obtain foreign currency for transactions that could not be processed by the Commission for the Administration of Currency Exchange (CADIVI). The restrictions on the foreign currency exchange market could affect our Venezuelan subsidiaries’ ability to pay non-BsF denominated obligations that do not qualify to be processed by CADIVI at the official exchange rates as well as our ability to benefit from those operations.

In December 2010 another official devaluation of the Venezuelan currency was announced that eliminated the essential rate effective January 1, 2011. The devaluation did not have an effect on the 2010 consolidated financial statements, however, it will affect results of operations in subsequent years because our Venezuelan subsidiaries will no longer realize gains that result from favorable foreign currency exchanges processed by CADIVI at the essential rate.

Effect of Fresh-Start Reporting

The application of fresh-start reporting significantly affected certain assets, liabilities and expenses. As a result, certain financial information at and for any period after July 10, 2009 is not comparable to Old GM’s financial information. Therefore, we did not

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

combine certain financial information in the period July 10, 2009 through December 31, 2009 with Old GM’s financial information in the period January 1, 2009 through July 9, 2009 for comparison to prior periods. For the purpose of the following discussion, we have combined our Total net sales and revenue in the period July 10, 2009 through December 31, 2009 with Old GM’s Total net sales and revenue in the period January 1, 2009 through July 9, 2009. Total net sales and revenue was not significantly affected by fresh-start reporting and therefore we combined vehicle sales data comparing the Successor and Predecessor periods. Refer to Note 2 to our consolidated financial statements for additional information on fresh-start reporting.

Because our and Old GM’s financial information is not comparable, we are providing additional financial metrics for the periods presented in addition to disclosures concerning significant transactions and trends at December 31, 2010 and 2009 and in the periods presented.

Total net sales and revenue is primarily comprised of revenue generated from the sales of vehicles, in addition to revenue from OnStar, our customer subscription service, vehicle sales accounted for as operating leases, sales of parts and accessories and GM Financial’s loan purchasing and servicing activities.

Automotive cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, foreign currency transaction and translation gains and losses, product engineering, design and development expenses, depreciation and amortization, policy and warranty costs, postemployment benefit costs, and separation and impairment charges. Prior to our application of fresh-start reporting on July 10, 2009, Automotive cost of sales also included gains and losses on derivative instruments. Effective July 10, 2009 gains and losses related to all nondesignated derivatives are recorded in Interest income and other non-operating income, net.

Automotive selling, general and administrative expense is primarily comprised of costs related to the advertising, selling and promotion of products, support services, including central office expenses, labor and benefit expenses for employees not considered part of the manufacturing process, consulting costs, rental expense for offices, bad debt expense and non-income based state and local taxes.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidated Results of Operations

(Dollars in Millions)

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Net sales and revenue
Automotive sales	$135,142	$57,329	$46,787	$147,732
GM Financial and other revenue	281	—	—	—
Other automotive revenue	169	145	328	1,247

Total net sales and revenue	135,592	57,474	47,115	148,979

Costs and expenses
Automotive cost of sales	118,792	56,381	55,814	149,257
GM Financial operating expenses and other	152	—	—	—
Automotive selling, general and administrative expense	11,446	6,006	6,161	14,253
Other automotive expenses, net	118	15	1,235	6,699

Total costs and expenses	130,508	62,402	63,210	170,209

Operating income (loss)	5,084	(4,928)	(16,095)	(21,230)
Equity in income (loss) of and disposition of interest in Ally Financial	—	—	1,380	(6,183)
Automotive interest expense	(1,098)	(694)	(5,428)	(2,525)
Interest income and other non-operating income, net	1,555	440	852	424
Gain (loss) on extinguishment of debt	196	(101)	(1,088)	43
Reorganization gains, net	—	—	128,155	—

Income (loss) before income taxes and equity income	5,737	(5,283)	107,776	(29,471)
Income tax expense (benefit)	672	(1,000)	(1,166)	1,766
Equity income, net of tax	1,438	497	61	186

Net income (loss)	6,503	(3,786)	109,003	(31,051)
Net (income) loss attributable to noncontrolling interests	(331)	(511)	115	108

Net income (loss) attributable to stockholders	6,172	(4,297)	109,118	(30,943)
Less: Cumulative dividends on and charge related to purchase of preferred stock (a)	1,504	131	—	—

Net income (loss) attributable to common stockholders	$4,668	$(4,428)	$109,118	$(30,943)

(a)	Includes charge related to the purchase of Series A Preferred Stock of $677 million in the year ended December 31, 2010.

Production and Vehicle Sales Volume

Management believes that production volume and vehicle sales data provide meaningful information regarding our automotive operating results. Production volumes manufactured by our assembly facilities are generally aligned with current period net sales and revenue, as we generally recognize revenue upon the release of the vehicle to the carrier responsible for transporting it to a dealer, which is shortly after the completion of production. Vehicle sales data, which includes retail and fleet sales, does not correlate directly to the revenue we recognize during the period. However, vehicle sales data is indicative of the underlying demand for our vehicles, and is the basis for our market share.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following tables summarize total production volume and sales of new motor vehicles and competitive position (in thousands):

	GM	Combined GM and Old GM	Old GM
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Production Volume (a)
GMNA	2,809	1,913	3,449
GME	1,234	1,106	1,495
GMIO (b)	3,745	2,677	2,335
GMSA	926	807	865

Worldwide	8,714	6,503	8,144

(a)	Production volume includes vehicles produced by certain joint ventures.

(b)	The joint venture agreements with SGMW (44%) and FAW-GM (50%) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture production in China.

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	GM	GM as a % of Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Old GM	Old GM as a % of Industry
Vehicle Sales (a)(b)(c)(d)(e)
GMNA	2,625	18.2%	2,484	18.9%	3,565	21.5%
GME	1,662	8.8%	1,668	8.9%	2,043	9.3%
GMIO (f)(g)	3,077	8.8%	2,453	8.7%	1,832	7.4%
GMSA	1,026	19.9%	872	20.0%	920	20.7%

Worldwide	8,390	11.4%	7,477	11.6%	8,359	12.3%

(a)	Includes HUMMER, Saab, Saturn and Pontiac vehicle sales data.

(b)	Our vehicle sales include Saab data through February 2010.

(c)	Vehicle sales data may include rounding differences.

(d)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(e)	GMNA vehicle sales primarily represent sales to the ultimate customer. GME, GMIO and GMSA vehicle sales primarily represent estimated sales to the ultimate customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicle sales.

(f)	Includes SGM joint venture vehicle sales in China of 1.0 million vehicles, SGMW and FAW-GM joint venture vehicle sales in China of 1.3 million vehicles and HKJV joint venture vehicle sales in India 110,000 vehicles in the year ended December 31, 2010. Combined GM and Old GM SGM joint venture vehicle sales in China of 708,000 vehicles and combined GM and Old GM SGMW and FAW-GM joint venture vehicle sales in China of 1.1 million vehicles in the year ended December 31, 2009. Old GM SGM joint venture vehicle sales in China of 432,000 and Old GM SGMW joint venture vehicle sales in China of 647,000 vehicles in the year ended December 31, 2008. We do not record revenue from our joint ventures’ vehicle sales.

(g)	The joint venture agreements with SGMW (44%) and FAW-GM (50%) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture vehicle sales in China as part of our global market share.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Reconciliation of Consolidated, Automotive and GM Financial Segment Results

Management believes EBIT provides meaningful supplemental information regarding our automotive segments’ operating results because it excludes amounts that management does not consider part of operating results when assessing and measuring the operational and financial performance of the organization. Management believes these measures allow it to readily view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions. We believe EBIT is useful in allowing for greater transparency of our core operations and it is therefore used by management in its financial and operational decision-making.

While management believes that EBIT provides useful information, it is not an operating measure under U.S. GAAP, and there are limitations associated with its use. Our calculation of EBIT may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of EBIT has limitations and should not be considered in isolation from, or as a substitute for, other measures such as Net income (loss) or Net income (loss) attributable to common stockholders. Due to these limitations, EBIT is used as a supplement to U.S. GAAP measures.

Management believes income (loss) before income taxes provides meaningful supplemental information regarding GM Financial’s operating results. GM Financial uses a separate measure from our automotive operations because management believes interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment.

The following table summarizes the reconciliation of our automotive segments EBIT and GM Financial’s income before income taxes to Net income (loss) attributable to stockholders (dollars in millions):

	Successor				Predecessor
	Year Ended December 31, 2010		July 10, 2009 Through December 31, 2009		January 1, 2009 Through July 9, 2009		Year Ended December 31, 2008
Automotive
EBIT
GMNA (a)	$5,748	81.4%	$(4,820)	108.8%	$(11,092)	74.7%	$(12,203)	85.3%
GME (a)	(1,764)	(25.0)%	(814)	18.4%	(2,815)	19.0%	(2,625)	18.3%
GMIO (a)	2,262	32.0%	789	(17.8)%	(486)	3.3%	(555)	3.9%
GMSA (a)	818	11.6%	417	(9.4)%	(454)	3.0%	1,076	(7.5)%

Total automotive EBIT	7,064	100%	(4,428)	100%	(14,847)	100%	(14,307)	100%

Corporate and eliminations (b)	284		(359)		128,044		(13,000)
Interest income	465		184		183		655
Automotive interest expense	1,098		694		5,428		2,525
Income tax expense (benefit)	672		(1,000)		(1,166)		1,766
Automotive Financing
GM Financial income before income taxes	129		—		—		—

Net income (loss) attributable to stockholders	$6,172		$(4,297)		$109,118		$(30,943)

(a)	Our automotive operations interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our automotive operating segments between EBIT and Net income (loss) attributable to stockholders.

(b)	Includes Reorganization gains, net of $128.2 billion in the period January 1, 2009 through July 9, 2009.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total Net Sales and Revenue

(Dollars in Millions)

	Successor	Combined GM and Old GM	Successor	Predecessor
	Year Ended December 31, 2010	Year Ended December 31, 2009	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended 2010 vs. 2009 Change		Year Ended 2009 vs. 2008 Change
						Amount	%	Amount	%
GMNA	$83,035	$56,617	$32,426	$24,191	$86,187	$26,418	46.7%	$(29,570)	(34.3)%
GME	24,076	24,031	11,479	12,552	34,647	45	0.2%	(10,616)	(30.6)%
GMIO	21,470	14,785	8,567	6,218	24,050	6,685	45.2%	(9,265)	(38.5)%
GMSA	15,379	13,135	7,399	5,736	14,522	2,244	17.1%	(1,387)	(9.6)%
GM Financial	281	—	—	—	—	281	n.m.	—	n.m.

Total operating segments	144,241	108,568	59,871	48,697	159,406	35,673	32.9%	(50,838)	(31.9)%
Corporate and eliminations	(8,649)	(3,979)	(2,397)	(1,582)	(10,427)	(4,670)	(117.4)%	6,448	61.8%

Total net sales and revenue	$135,592	$104,589	$57,474	$47,115	$148,979	$31,003	29.6%	$(44,390)	(29.8)%

n.m.	= not meaningful

In the year ended December 31, 2010 Total net sales and revenue increased by $31.0 billion (or 29.6%), primarily due to: (1) increased wholesale sales volume of $19.8 billion in GMNA due to an improving economy and recent vehicle launches; (2) increased wholesale volumes of $3.9 billion in GMIO due to an improving global economy and recent vehicle launches; (3) favorable vehicle pricing effect of $2.9 billion in GMNA due to lower sales allowances, partially offset by less favorable adjustments for U.S. residual support programs for leased vehicles; (4) increased wholesale volumes of $2.2 billion in GMSA driven by launches of the Chevrolet Cruze and Chevrolet Spark; (5) favorable vehicle mix of $1.6 billion due to increased crossover and truck sales in GMNA; (6) favorable net foreign currency translation effect of $1.0 billion, primarily due to the strengthening of major currencies in 2010 against the U.S. Dollar in GMSA; (7) increased sales of $1.0 billion due to the acquisition of Nexteer and four domestic component manufacturing facilities in GMNA; (8) favorable net foreign currency translation effect of $0.9 billion in GMIO; (9) favorable vehicle mix of $0.8 billion driven by the launch of the Chevrolet Cruze and increased sales of sports utility vehicles in GMIO; (10) favorable net foreign currency remeasurement effect of $0.8 billion in GMNA; (11) derivative losses of $0.8 billion in 2009, that did not recur in 2010, primarily driven by the depreciation of the Korean Won against the U.S. Dollar in GMIO; (12) favorable vehicle mix of $0.5 billion in GME; (13) favorable vehicle pricing effect of $0.5 billion driven by launches of the Opel Astra and Opel Meriva in GME; (14) favorable vehicle pricing effect of $0.3 billion primarily in Venezuela driven by the hyperinflationary economy in GMSA; (15) increased revenues from OnStar of $0.3 billion in GMNA; and (16) finance charge income of $0.3 billion due to the acquisition of AmeriCredit.

These increases in Total net sales and revenue were partially offset by: (1) devaluation of the BsF in Venezuela of $0.9 billion in GMSA; (2) unfavorable net foreign currency translation effect of $0.7 billion in GME; (3) unfavorable vehicle mix of $0.4 billion in GMSA; and (4) decreased lease financing revenues of $0.3 billion related to the liquidation of the portfolio of automotive leases.

In the year ended December 31, 2009 Total net sales and revenue decreased by $44.4 billion (or 29.8%) primarily due to: (1) decreased revenue of $36.7 billion in GMNA related to volume reductions; (2) decrease in domestic wholesale volumes and lower exports of $9.1 billion in GMIO; (3) decreased domestic wholesale volumes of $4.8 billion in GME; (4) unfavorable foreign currency translation effect and transaction losses of $3.7 billion in GME, primarily due to the strengthening of the U.S. Dollar versus the Euro; (5) decreased wholesale volumes of $2.2 billion in GMSA; (6) decreased revenue of $1.2 billion in GME related to Saab;

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(7) unfavorable net foreign currency effect of $1.0 billion in GMIO; (8) decreased powertrain and parts and accessories revenue of $0.8 billion in GME; and (9) decreased lease financing revenue of $0.7 billion related to the continued liquidation of the portfolio of automotive retail leases.

These decreases in Total net sales and revenue were partially offset by: (1) improved pricing, lower sales incentives and improved lease residuals of $5.4 billion in GMNA; (2) favorable vehicle mix of $2.8 billion in GMNA; (3) favorable vehicle pricing of $1.3 billion in GME; (4) decreased derivative losses of $0.9 billion in GMIO; (5) favorable pricing of $0.4 billion in GMSA, primarily due to a 60% price increase in Venezuela due to high inflation; and (6) favorable vehicle mix of $0.3 billion in GMIO driven by launches of new vehicle models at GM Daewoo.

Automotive Cost of Sales

	Successor				Predecessor
	Year Ended December 31, 2010	Percentage of Automotives sales	July 10, 2009 Through December 31, 2009	Percentage of Automotive sales	January 1, 2009 Through July 9, 2009	Percentage of Automotive sales	Year Ended December 31, 2008	Percentage of Automotive sales
Automotive cost of sales	$118,792	87.9%	$56,381	98.3%	$55,814	119.3%	$149,257	101.0%
Automotive gross margin	$16,350	12.1%	$948	1.7%	$(9,027)	(19.3)%	$(1,525)	(1.0)%

GM

In the year ended December 31, 2010 Automotive cost of sales included: (1) restructuring charges of $0.8 billion in GME primarily for separation programs announced in Belgium, Spain, Germany and the United Kingdom; (2) foreign currency remeasurement losses of $0.5 billion in GMNA; (3) charges of $0.2 billion for a recall campaign on windshield fluid heaters in GMNA; (4) impairment charges related to product-specific tooling assets of $0.2 billion in GMNA; partially offset by (5) favorable adjustments of $0.4 billion to restructuring reserves primarily due to increased production capacity utilization in GMNA; and (6) foreign currency transaction gains of $0.3 billion in GMSA.

In the period July 10, 2009 through December 31, 2009 Automotive cost of sales included: (1) a settlement loss of $2.6 billion related to the termination of the UAW hourly retiree medical plan and Mitigation Plan in GMNA; (2) foreign currency remeasurement losses of $1.3 billion in GMNA; partially offset by (3) favorable adjustments of $0.7 billion in GMNA, $0.5 billion in GME and $0.1 billion in GMIO due to the sell through of inventory acquired from Old GM at July 10, 2009; and (4) foreign currency transaction gains of $0.5 billion primarily in Corporate.

Old GM

In the period January 1, 2009 through July 9, 2009 Automotive cost of sales included: (1) incremental depreciation charges of $2.1 billion in GMNA and $0.7 billion in GME; (2) a curtailment loss of $1.4 billion upon the interim remeasurement of the U.S. hourly defined benefit pension plans in GMNA; (3) separation program charges and Canadian restructuring activities of $1.1 billion in GMNA; (4) charges of $0.8 billion primarily related to the deconsolidation of Saab; (5) foreign currency translation and remeasurement losses of $0.7 billion in GMNA; (6) impairment charges of $0.4 billion in GMNA and $0.2 billion in GME primarily for product-specific tooling; (7) foreign currency transaction losses of $0.5 billion in GMSA; (8) derivative losses of $0.5 billion related to commodity and foreign currency exchange derivatives in GMNA; (9) a charge of $1.1 billion related to the Supplemental Unemployment Benefit (SUB) and the Transitional Support Program (TSP), partially offset by a favorable adjustment of $0.7 billion primarily related to the suspension of the JOBS Program, Old GM’s job security provision of the collective bargaining agreement with the UAW to continue paying idled employees certain wages and benefits in GMNA; and (10) charges of $0.3 billion related to obligations associated with various Delphi agreements in GMNA.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the period January 1, 2009 through July 9, 2009 negative gross margin reflected sales volumes at historically low levels and Automotive cost of sales, including costs that are fixed in nature, exceeding Total net sales and revenue.

In the year ended December 31, 2008 Automotive cost of sales included: (1) restructuring charges and other costs of $6.0 billion related to Old GM’s special attrition programs in GMNA; (2) expenses of $1.7 billion related to the salaried post-65 healthcare settlement in GMNA; (3) impairment charges of $0.5 billion in GME and $0.4 billion in GMNA primarily related to product-specific tooling; (4) commodity and foreign currency exchange derivative losses of $0.8 billion in GMNA; (5) charges of $0.3 billion associated with the finalization of Old GM’s negotiations with the CAW in GMNA; (6) restructuring charges of $0.3 billion related to separation programs announced in Belgium, France, Germany and the United Kingdom in GME; (7) foreign currency transaction losses of $0.3 billion in GMSA primarily due to foreign currency exchanges processed outside CADIVI in Venezuela; partially offset by (8) net curtailment gain of $4.9 billion in GMNA related to the February 2008 Settlement Agreement for the UAW hourly medical plan; and (9) foreign currency remeasurement gains of $2.1 billion driven by the weakening of the Canadian Dollar against the U.S. Dollar in GMNA.

Automotive Selling, General and Administrative Expense

	Successor				Predecessor
	Year Ended December 31, 2010	Percentage of Automotive sales	July 10, 2009 Through December 31, 2009	Percentage of Automotive sales	January 1, 2009 Through July 9, 2009	Percentage of Automotive sales	Year Ended December 31, 2008	Percentage of Automotive sales
Automotive selling, general and administrative expense	$11,446	8.5%	$6,006	10.5%	$6,161	13.2%	$14,253	9.6%

GM

In the year ended December 31, 2010 Automotive selling, general and administrative expense included: (1) advertising and sales promotion expenses of $5.1 billion to support media campaigns for our products, including expenses in GMNA of $3.4 billion, in GME of $0.8 billion, in GMIO of $0.6 billion and in GMSA of $0.3 billion; (2) administrative expenses of $4.4 billion, including expenses in GMNA of $2.0 billion, in GMIO of $0.8 billion, in GME of $0.6 billion and in GMSA of $0.5 billion; and (3) selling and marketing expenses of $1.4 billion primarily to support our dealerships including expenses in GMNA of $0.6 billion, in GME of $0.5 billion, in GMIO of $0.2 billion and in GMSA of $0.1 billion.

In the period July 10, 2009 through December 31, 2009 Automotive selling, general and administrative expense included: (1) advertising and sales promotion expenses of $2.5 billion to support media campaigns for our products, including expenses in GMNA of $1.7 billion, in GME of $0.4 billion, in GMIO of $0.3 billion and in GMSA of $0.1 billion; (2) administrative expenses of $2.6 billion, including expenses in GMNA of $1.1 billion, in GMIO of $0.5 billion, in GME of $0.3 billion and in GMSA of $0.2 billion; and (3) selling and marketing expenses of $1.0 billion primarily to support our dealerships including expenses in GMNA of $0.6 billion, in GME of $0.3 billion, in GMIO of $0.1 billion and in GMSA of $0.1 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 Automotive selling, general and administrative expense included: (1) charges of $0.5 billion recorded for dealer wind-down costs in GMNA; and (2) a curtailment loss of $0.3 billion upon the interim remeasurement of the U.S. salary defined benefit pension plan as a result of global salary workforce reductions. This was partially offset by the positive effects of various cost savings initiatives, the cancellation of certain sales and promotion contracts as a result of the Chapter 11 Proceedings in the U.S. and overall reductions in advertising and marketing budgets.

In the year ended December 31, 2008 Automotive selling, general and administrative expense included: (1) advertising and sales promotion expenses of $6.3 billion to support media campaigns for our products, including expenses in GMNA of $4.0 billion, in

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GME of $1.3 billion, in GMIO of $0.8 billion and in GMSA of $0.2 billion; (2) administrative expenses of $5.8 billion, including expenses in GMNA of $2.8 billion, in GMIO of $0.9 billion, in GME of $0.7 billion and in GMSA of $0.4 billion; and (3) selling and marketing expenses of $1.9 billion primarily to support our dealerships including expenses in GMNA of $0.9 billion, in GME of $0.7 billion, in GMIO of $0.2 billion and in GMSA of $0.1 billion.

Other Automotive Expenses, net

	Successor				Predecessor
	Year Ended December 31, 2010	Percentage of Total net sales and revenue	July 10, 2009 Through December 31, 2009	Percentage of Total net sales and revenue	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	Year Ended December 31, 2008	Percentage of total net sales and revenue
Other automotive expenses, net	$118	0.1%	$15	—%	$1,235	2.6%	$6,699	4.5%

GM

In the year ended December 31, 2010 Other automotive expenses, net included primarily depreciation expense of $0.1 billion related to our portfolio of automotive retail leases.

In the period July 10, 2009 through December 31, 2009 Other automotive expenses, net included: (1) depreciation expense and realized losses of $89 million related to the portfolio of automotive retail leases; (2) pension management expenses of $38 million; (3) interest expense related to our dealer financing program of $13 million; partially offset by (3) gains in GME for changes in liabilities related to Saab of $60 million; (4) recovery of amounts written off of $51 million related to the portfolio of automotive retail leases; and (5) gain on sale of vehicles of $19 million related to the portfolio of automotive retail leases.

Old GM

In the period January 1, 2009 through July 9, 2009 Other automotive expenses, net included: (1) charges of $0.8 billion in GME, primarily related to the deconsolidation of Saab; (2) charges of $0.2 billion related to Delphi; and (3) depreciation expense of $0.1 billion related to the portfolio of automotive retail leases.

In the year ended December 31, 2008 Other automotive expenses, net included: (1) charges related to the Delphi Benefit Guarantee Agreements of $4.8 billion; (2) depreciation expense of $0.7 billion related to the portfolio of automotive retail leases; (3) Goodwill impairment charges of $0.6 billion; (4) operating expenses of $0.4 billion related to the portfolio of automotive retail leases; and (5) interest expense of $0.1 billion.

Equity in Income (Loss) of and Disposition of Interest in Ally Financial

	Predecessor
	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	Year Ended December 31, 2008	Percentage of Total net sales and revenue
Equity in income (loss) of and disposition of interest in Ally Financial	$(1,097)	(2.3)%	$916	0.6%
Gain on conversion of UST Ally Financial Loan	2,477	5.3%	—	—%
Impairment charges related to Ally Financial Common Membership Interests	—	—%	(7,099)	(4.8)%

Total equity in income (loss) of and disposition of interest in Ally Financial	$1,380	2.9%	$(6,183)	(4.2)%

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Old GM

In the period January 1, 2009 through July 9, 2009 Equity in loss of and disposition of interest in Ally Financial included: (1) Gain of $2.5 billion recorded on the UST’s conversion of the UST Ally Financial Loan for Class B Membership Interests in Ally Financial; partially offset by (2) Old GM’s proportionate share of Ally Financial’s loss from operations on $1.1 billion.

In the year ended December 31, 2008 Equity in loss of and disposition of interest in Ally Financial included: (1) impairment charges of $7.1 billion related to Old GM’s investment in Ally Financial Common Membership Interests; partially offset by (2) Old GM’s proportionate share of Ally Financial’s income from operations of $0.9 billion.

Automotive Interest Expense

	Successor				Predecessor
	Year Ended December 31, 2010	Percentage of Automotive sales	July 10, 2009 Through December 31, 2009	Percentage of Automotive sales	January 1, 2009 Through July 9, 2009	Percentage of Automotive sales	Year Ended December 31, 2008	Percentage of Automotive sales
Automotive interest expenses	$(1,098)	0.8%	$(694)	1.2%	$(5,428)	11.6%	$(2,525)	1.7%

GM

In the year ended December 31, 2010 Automotive interest expense included: (1) interest expense of $0.4 billion on GMIO and GMSA debt; (2) interest expense of $0.3 billion on the UST Loans, Canadian Loan and VEBA Notes; and (3) interest expense of $0.3 billion on GMNA debt.

In the period July 10, 2009 through December 31, 2009 Automotive interest expense included interest expense of $0.3 billion on the UST Loans and interest expense of $0.2 billion on GMIO debt.

Old GM

In the period January 1, 2009 through July 9, 2009 Automotive interest expense included: (1) amortization of discounts related to the UST Loan, EDC Loan, and DIP Facilities of $3.7 billion; and (2) interest expense of $1.7 billion primarily related to interest expense of $0.8 billion on unsecured debt balances, $0.4 billion on the UST Loan Facility and $0.2 billion on GMIO and GMSA debt. Old GM ceased accruing and paying interest on most of its unsecured U.S. and foreign denominated debt on June 1, 2009, the date of its Chapter 11 Proceedings.

In the year ended December 31, 2008 Automotive interest expense included: (1) interest expense of $1.6 billion on Old GM’s unsecured bonds; (2) interest expense of $0.4 billion Old GM’s Euro bonds and cross-currency swaps to hedge foreign exchange rate exposure; and (3) interest expense of $0.1 billion on Old GM’s secured revolving credit facility and U.S. term loan.

Interest Income and Other Non-Operating Income, net

	Successor				Predecessor
	Year Ended December 31, 2010	Percentage of Total net sales and revenue	July 10, 2009 Through December 31, 2009	Percentage of Total net sales and revenue	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	Year Ended December 31, 2008	Percentage of Total net sales and revenue
Interest income and other non-operating income,net	$1,555	1.1%	$440	0.8%	$852	1.8%	$424	0.3%

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM

In the year ended December 31, 2010 Interest income and other non-operating income, net included; (1) interest income earned from investments of $0.5 billion; (2) dividends and royalties of $0.2 billion; (3) rental income of $0.2 billion; (4) reversal of liability related to the Adjustment Shares of $0.2 billion; (5) gain on sale of Saab of $0.1 billion; (6) gain on sale of Nexteer of $0.1 billion; (7) gain on bargain purchase and the fair value of the recognizable assets acquired and liabilities assumed of $0.1 billion related to the acquisition of GM Strasbourg (GMS); (8) gain on derivatives of $0.1 billion; and (8) Ally Financial exclusivity fee of $0.1 billion in GMNA.

In the period July 10, 2009 through December 31, 2009 Interest income and other non-operating income, net included: (1) gains on foreign currency exchange derivatives of $0.3 billion; (2) interest income earned from investments of $0.2 billion; (3) net rental and royalty income of $0.2 billion in GMNA; partially offset by (4) liability recorded related to the Adjustment Shares of $0.2 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 Interest income and other non-operating income, net included: (1) interest income of $0.2 billion earned from investments; (2) gains on derivatives of $0.2 billion related to the return of warrants issued to the UST; (3) gains on foreign currency exchange derivatives of $0.1 billion; (4) dividends on the investment in Ally Financial Preferred Membership Interests of $0.1 billion; (5) net rental income of $0.1 billion in GMNA; (6) royalty income of $0.1 billion in GMNA; and (7) Ally Financial exclusivity fee income of $0.1 billion in GMNA.

In the year ended December 31, 2008 Interest income and other non-operating income, net included: (1) interest income earned from investments of $0.7 billion; (2) rental income of $0.2 billion; (3) dividends and royalties of $0.2 billion; (4) Ally Financial exclusivity fee income of $0.1 billion in GMNA; partially offset by (5) impairment charge of $1.0 billion related to our investment in Ally Financial Preferred Membership Interests.

Gain (Loss) on Extinguishment of Debt

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Gain (loss) on extinguishment of debt	$196	$(101)	$(1,088)	$43

GM

In the year ended December 31, 2010 Gain (loss) on extinguishment of debt included a gain of $0.2 billion resulting from our repayment of the outstanding amount of VEBA Notes of $2.8 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 Loss on extinguishment of debt included a loss of $2.0 billion related to the UST exercising its option to convert outstanding amounts of the UST Ally Financial Loan into shares of Ally Financial’s Class B Common Membership Interests. This loss was partially offset by a gain on extinguishment of debt of $0.9 billion related to an amendment to Old GM’s U.S. term loan.

In the year ended December 31, 2008 Gain (loss) on extinguishment of debt included a gain of $43 million resulting from a settlement gain recorded for the issuance of 44 million shares of common stock in exchange for $498 million principal amount of Old GM’s Series D debentures, which were retired and canceled.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Reorganization gains, net

Predecessor
January 1, 2009 Through July 9, 2009
Reorganization gains, net	$128,155

Old GM

In the period January 1, 2009 through July 9, 2009 Reorganization gains, net included: (1) the gain on conversion of debt of $37.5 billion; (2) the change in net assets resulting from the application of fresh-start reporting of $33.8 billion; (3) the gain from the settlement of net liabilities retained by MLC of $25.2 billion; and (4) the fair value of Series A Preferred stock, common shares and warrants issued in connection with the 363 Sale of $20.5 billion.

Income Tax Expense (Benefit)

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Income tax expense (benefit)	$672	$(1,000)	$(1,166)	$1,766

GM

In the year ended December 31, 2010 Income tax expense of $0.7 billion primarily resulted from current and deferred income tax provisions of $0.6 billion for profitable entities without valuation allowances, $0.3 billion withholding taxes and taxable foreign exchange gain in Venezuela, partially offset by $0.3 billion settlement of uncertain tax positions and reversal of valuation allowances.

In the period July 10, 2009 through December 31, 2009 Income tax benefit of $1.0 billion primarily resulted from a $1.4 billion income tax allocation between operations and Other comprehensive income, partially offset by income tax provisions of $0.3 billion for profitable entities without valuation allowances. Our U.S. operations incurred losses from operations with no income tax benefit due to full valuation allowances against our U.S. deferred tax assets, and we had Other comprehensive income, primarily due to remeasurement gains on our U.S. pension plans. We recorded income tax expense related to the remeasurement gains in Other comprehensive income and allocated income tax benefit to operations.

Old GM

In the period January 1, 2009 through July 9, 2009 Income tax benefit of $1.2 billion primarily resulted from the reversal of valuation allowances of $0.7 billion related to Reorganization gains, net and the resolution of a transfer pricing matter of $0.7 billion with the U.S. and Canadian governments, partially offset by income tax provisions for profitable entities without valuation allowances.

In the year ended December 31, 2008 Income tax expense of $1.8 billion primarily resulted from the recording of valuation allowances of $1.9 billion against deferred tax assets in South Korea, the United Kingdom, Spain, Australia, Texas and various non-U.S. jurisdictions.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Equity Income, net of tax

	Successor				Predecessor
	Year Ended December 31, 2010	Percentage of Total net sales and revenue	July 10, 2009 Through December 31, 2009	Percentage of Total net sales and revenue	January 1, 2009 Through July 9, 2009	Percentage of Total net sales and revenue	Year Ended December 31, 2008	Percentage of Total net sales and revenue
China JVs	$1,297	1.0%	$460	0.8%	$300	0.6%	$315	0.2%
Other equity interests	$141	0.1%	$37	0.1%	$(239)	(0.5)%	$(129)	(0.1)%

Total equity income, net of tax	$1,438	1.1%	$497	0.9%	$61	0.1%	$186	0.1%

GM

In the year ended December 31, 2010 Equity income, net of tax included equity income of $1.3 billion related to our China JVs, primarily SGM and SGMW and equity income of $0.1 billion related to New Delphi.

In the period July 10, 2009 through December 31, 2009 equity income, net of tax included equity income of $0.5 billion related to our China JVs, primarily SGM and SGMW.

Old GM

In the period January 1, 2009 through July 9, 2009 Equity income, net of tax included equity income of $0.3 billion related to our China JV’s, primarily SGM and SGMW partially offset by equity losses of $0.2 billion primarily related to impairment charges at NUMMI and our proportionate share of losses at CAMI.

In the year ended December 31, 2008 Equity income, net of tax included equity income of $0.3 billion related to our China JVs, primarily SGM and SGMW partially offset by equity losses of $0.1 billion primarily related to our investments in NUMMI and CAMI.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Changes in Consolidated Financial Condition

(Dollars in Millions, Except Share Amounts)

	Successor
	December 31, 2010	December 31, 2009
ASSETS
Automotive Current Assets
Cash and cash equivalents	$21,061	$22,679
Marketable securities	5,555	134

Total cash, cash equivalents and marketable securities	26,616	22,813
Restricted cash and marketable securities	1,240	13,917
Accounts and notes receivable (net of allowance of $252 and $250)	8,699	7,518
Inventories	12,125	10,107
Assets held for sale	—	388
Equipment on operating leases, net	2,568	2,727
Other current assets and deferred income taxes	1,805	1,777

Total current assets	53,053	59,247
Automotive Non-current Assets
Restricted cash and marketable securities	1,160	1,489
Equity in net assets of nonconsolidated affiliates	8,529	7,936
Property, net	19,235	18,687
Goodwill	30,513	30,672
Intangible assets, net	11,882	14,547
Deferred income taxes	308	564
Assets held for sale	—	530
Other assets	3,286	2,623

Total non-current assets	74,913	77,048

Total Automotive Assets	127,966	136,295
GM Financial Assets
Finance receivables (including finance receivables transferred to special purpose entities of $7,156 at December 31, 2010)	8,197	—
Restricted cash	1,090	—
Goodwill	1,265	—
Other assets	380	—

Total GM Financial Assets	10,932	—

Total Assets	$138,898	$136,295

LIABILITIES AND EQUITY
Automotive Current Liabilities
Accounts payable (principally trade)	$21,497	$18,725
Short-term debt and current portion of long-term debt (including debt at GM Daewoo of $70 at December 31, 2010)	1,616	10,221
Liabilities held for sale	—	355
Postretirement benefits other than pensions	625	846
Accrued liabilities (including derivative liabilities at GM Daewoo of $111 at December 31, 2010)	23,419	22,288

Total current liabilities	47,157	52,435
Automotive Non-current Liabilities
Long-term debt (including debt at GM Daewoo of $835 at December 31, 2010)	3,014	5,562
Liabilities held for sale	—	270
Postretirement benefits other than pensions	9,294	8,708
Pensions	21,894	27,086
Other liabilities and deferred income taxes	13,021	13,279

Total non-current liabilities	47,223	54,905

Total Automotive Liabilities	94,380	107,340
GM Financial Liabilities
Securitization notes payable	6,128	—
Credit facilities	832	—
Other liabilities	399	—

Total GM Financial Liabilities	7,359	—

Total Liabilities	101,739	107,340
Commitments and contingencies
Preferred stock Series A, $0.01 par value (2,000,000,000 shares authorized and 360,000,000 shares issued and outstanding (each with a $25.00 liquidation preference) at December 31, 2009)	—	6,998
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at December 31, 2010)	5,536	—
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at December 31, 2010)	4,855	—
Common stock, $0.01 par value (5,000,000,000 shares authorized and 1,500,136,998 shares and 1,500,000,000 shares issued and outstanding at December 31, 2010 and 2009)	15	15
Capital surplus (principally additional paid-in capital)	24,257	24,040
Retained earnings (accumulated deficit)	266	(4,394)
Accumulated other comprehensive income	1,251	1,588

Total stockholders’ equity	36,180	21,249
Noncontrolling interests	979	708

Total equity	37,159	21,957

Total Liabilities and Equity	$138,898	$136,295

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive

Current Assets

At December 31, 2010 Marketable securities of $5.6 billion increased by $5.4 billion due to investments in securities with maturities exceeding 90 days reflecting our improved liquidity and cash position.

At December 31, 2010 Restricted cash and marketable securities of $1.2 billion decreased by $12.7 billion (or 91.1%) primarily due to: (1) UST escrow funds of $6.6 billion became unrestricted upon our repayment of the UST Loans and Canadian Loan; (2) release of $4.7 billion from our UST escrow funds to repay the UST Loans; and (3) release of $1.2 billion from our UST escrow funds for quarterly payments on the UST Loans and Canadian Loan.

At December 31, 2010 Accounts and notes receivable of $8.7 billion increased by $1.2 billion (or 15.7%) primarily due to higher sales volumes in all regions.

At December 31, 2010 Inventories of $12.1 billion increased by $2.0 billion (or 20.0%) primarily due to increased production resulting from higher demand for our products and new product launches.

At December 31, 2010 Assets held for sale were reduced to $0 from $0.4 billion at December 31, 2009 due to the sale of Saab in February 2010 and the sale of Saab GB in May 2010.

At December 31, 2010 Equipment on operating leases, net of $2.6 billion decreased by $0.2 billion (or 5.8%) due to: (1) a decrease of $0.3 billion due to the continued liquidation of our portfolio of automotive retail leases; (2) a decrease of $0.1 billion in GME due to overall volume decreases in Germany; partially offset by (3) an increase of $0.2 billion in GMNA, primarily related to vehicles leased to daily rental car companies (vehicles leased to U.S. daily rental car companies increased to 118,000 vehicles at December 31, 2010 from 97,000 vehicles at December 31, 2009).

Non-Current Assets

At December 31, 2010 Restricted cash and marketable securities of $1.2 billion decreased by $0.3 billion (or 22.1%) primarily due to a reduction in required cash collateral arrangements as a result of our improved credit conditions compared to December 31, 2009.

At December 31, 2010 Equity in net assets of nonconsolidated affiliates of $8.5 billion increased by $0.6 billion (or 7.5%) due to: (1) equity income of $1.4 billion in the year ended December 31, 2010, primarily related to our China JVs; (2) investment of $0.4 billion in SGMW; (3) investment of $0.2 billion in HKJV; partially offset by (4) dividends received or declared of $1.2 billion, primarily related to our China JVs; (5) a decrease of $0.2 billion related to the sale of our 50% interest in a joint venture; and (6) a decrease of $0.1 billion related to the sale of a 1% ownership interest in SGM to SAIC.

At December 31, 2010 Property, net of $19.2 billion increased by $0.5 billion (or 2.9%) primarily due to: (1) capital expenditures, of $4.2 billion; (2) accruals and capital leases of $0.5 billion; partially offset by (2) depreciation of $3.8 billion; (3) decreases associated with disposals of businesses of $0.3 billion; and (4) unfavorable foreign currency translation effect of $0.1 billion.

At December 31, 2010 Goodwill of $30.5 billion decreased by $0.2 billion (or 0.5%) primarily due to unfavorable foreign currency translation effect in GME resulting from the Euro weakening against the U.S. dollar.

At December 31, 2010 Intangible assets, net of $11.9 billion decreased by $2.7 billion (or 18.3%) primarily due to amortization of $2.6 billion and foreign currency translation of $0.1 billion.

At December 31, 2010 Deferred income taxes of $0.3 billion decreased by $0.3 billion (or 45.4%) primarily due to reclassifications of deferred tax assets and changes in the allocation of valuation allowances resulting from underlying changes in the timing of tax deductions.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At December 31, 2010 Assets held for sale were reduced to $0 from $0.5 billion at December 31, 2009 due to the sale of certain of our India operations (GM India) in February 2010. We classified these Assets held for sale as long-term at December 31, 2009 because we received a promissory note in exchange for GM India that does not convert to cash within one year.

At December 31, 2010 Other assets of $3.3 billion increased by $0.7 billion (or 25.3%) primarily due to: (1) increase of $0.3 billion in long-term notes receivable resulting primarily from the sale of GM India of $0.2 billion; (2) increase of $0.1 billion due to capitalization of debt issuance costs associated with the secured revolving credit facility; and (3) increase of $0.1 billion due to amounts paid into insurance funds for employees in early retirement programs.

Current Liabilities

At December 31, 2010 Accounts payable of $21.5 billion increased by $2.8 billion (or 14.8%) primarily due to higher payables for materials due to increased production volumes.

At December 31, 2010 Short-term debt and current portion of long-term debt of $1.6 billion decreased by $8.6 billion (or 84.2%) primarily due to: (1) repayment of the UST Loans and Canadian Loan of $7.0 billion; (2) repayment of the GM Daewoo credit facility of $1.2 billion; and (3) a net change in other obligations of $0.4 billion.

At December 31, 2010 Liabilities held for sale were reduced to $0 from $0.4 billion at December 31, 2009 due to the sale of Saab in February 2010 and the sale of Saab GB in May 2010 to Spyker Cars NV.

At December 31, 2010 Accrued liabilities of $23.4 billion increased by $1.1 billion (or 5.1%) primarily due to: (1) increase in GMNA due to higher customer deposits related to the increased number of vehicles leased to daily rental car companies of $0.5 billion; (2) increase due to tax related accruals reclassified from non-current to current of $0.3 billion; and (3) other miscellaneous accruals of $0.3 billion.

Non-Current Liabilities

At December 31, 2010 Long-term debt of $3.0 billion decreased by $2.5 billion (or 45.8%), primarily due to the repayment in full of the VEBA Notes composed of the outstanding amount (together with accreted interest thereon) of $2.8 billion and resulting gain of $0.2 billion, partially offset by additional net borrowings of $0.4 billion and unfavorable foreign currency translation effect of $0.1 billion.

At December 31, 2010 Liabilities held for sale were reduced to $0 from $0.3 billion at December 31, 2009 due to the sale of GM India in February 2010. We classified these Liabilities held for sale as long-term at December 31, 2009 because we received a promissory note in exchange for GM India that does not convert to cash within one year.

At December 31, 2010 our Postretirement benefits other than pensions liability of $9.3 billion increased by $0.6 billion (or 6.7%) primarily due to year-end remeasurement effects of $0.4 billion driven by discount rate reductions in the valuation assumptions and unfavorable foreign currency translation effect of $0.2 billion due to the strengthening of the Canadian dollar against the U.S dollar.

At December 31, 2010 our Pensions liability of $21.9 billion decreased by $5.2 billion (or 19.2%) primarily due to net contributions and benefit payments of $4.9 billion and favorable foreign currency translation effect of $0.3 billion. Gains from asset returns greater than expected were primarily offset by actuarial losses from discount rate decreases.

At December 31, 2010 Other liabilities and deferred income taxes of $13.0 billion decreased by $0.3 billion (or 1.9%) primarily due to: (1) decrease in plant closing liability in GMNA due to payments made in 2010 and employee related adjustments of $0.4 billion; (2) decrease due to tax related accruals classified to current of $0.3 billion; partially offset by (3) increase in deferred taxes of $0.4 billion.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Financing

Total GM Financial Assets

At December 31, 2010 Total GM Financial Assets of $10.9 billion was primarily composed of net automotive finance receivables of $8.2 billion, Goodwill of $1.3 billion related to the acquisition of AmeriCredit, including amounts recorded to reflect the changes in the valuation allowance on deferred tax assets that were not applicable to GM Financial on a stand-alone basis and restricted cash of $1.1 billion associated with GM Financial’s credit facilities and securitization notes payable.

Total GM Financial Liabilities

At December 31, 2010 Total GM Financial Liabilities of $7.4 billion was primarily composed of securitization notes payable of $6.1 billion issued in the asset backed securities market and advances on credit facilities of $0.8 billion.

GM North America

(Dollars in Millions)

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Total net sales and revenue	$83,035	$32,426	$24,191	$86,187
Income (loss) attributable to stockholders before interest and income taxes	$5,748	$(4,820)	$(11,092)	$(12,203)

Production and Vehicle Sales Volume

The following tables summarize total production volume and new motor vehicle sales volume and competitive position (in thousands):

	GM	Combined GM and Old GM	Old GM
	Year Ended December 31, 2010	Year Ended December 31, 2009 (a)	Year Ended December 31, 2008 (a)
Production volume
Cars	977	727	1,543
Trucks	1,832	1,186	1,906

Total	2,809	1,913	3,449

(a)	Production volume includes vehicles produced by certain joint ventures.

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	GM	GM as a % of Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Old GM	Old GM as a % of Industry
Vehicle sales (a)(b)(c)(d)(e)
Total GMNA	2,625	18.2%	2,484	18.9%	3,565	21.5%
Total U.S.	2,215	18.8%	2,084	19.7%	2,981	22.1%
U.S. — Cars	807	14.3%	874	16.3%	1,257	18.6%
U.S. — Trucks	1,408	23.0%	1,210	23.1%	1,723	25.5%
Canada	247	15.6%	254	17.1%	359	21.4%
Mexico	156	18.3%	138	17.9%	212	19.8%

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(a)	Vehicle sales primarily represent sales to the ultimate customer.

(b)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(c)	Our vehicle sales include Saab data through February 2010.

(d)	Vehicle sales data may include rounding differences.

(e)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at time of delivery to the daily rental car companies.

	GM	Combined GM and Old GM	Old GM
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
GMNA vehicle sales by brand (a)(b)(c)(d)(e)
Buick	168	111	154
Cadillac	156	115	170
Chevrolet	1,866	1,601	2,158
GMC	411	317	438
Other — Opel	1	1	2

Total core brands	2,602	2,145	2,922

HUMMER	4	11	30
Pontiac	12	238	383
Saab	1	10	23
Saturn	7	81	207

Total other brands	24	339	643

GMNA total	2,625	2,484	3,565

(a)	Vehicle sales primarily represent sales to the ultimate customer.

(b)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(c)	Our vehicle sales include Saab data through February 2010.

(d)	Vehicle sales data may include rounding differences.

(e)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

GMNA Total Net Sales and Revenue

(Dollars in Millions)

	Successor	Combined GM and Old GM	Successor	Predecessor
	Year Ended December 31, 2010	Year Ended December 31, 2009	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	Year Ended 2010 vs. 2009 Change		Year Ended 2009 vs. 2008 Change
						Amount	%	Amount	%
Total net sales and revenue	$83,035	$56,617	$32,426	$24,191	$86,187	$26,418	46.7%	$(29,570)	(34.3)%

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2010 Total net sales and revenue increased by $26.4 billion (or 46.7%) primarily due to: (1) increased wholesale volumes of $19.8 billion representing 873,000 vehicles (or 42.7%) due to an improving economy and successful recent vehicle launches of the Chevrolet Equinox, Chevrolet Cruze, GMC Terrain, Buick LaCrosse and Cadillac SRX; (2) favorable pricing of $2.9 billion due to decreased sales allowances partially offset by less favorable adjustments in the U.S. to the accrual for U.S. residual support programs for leased vehicles of $0.4 billion (favorable of $0.7 billion in 2010 compared to favorable of $1.1 billion in 2009); (3) favorable vehicle mix of $1.6 billion due to increased crossover and truck sales; (4) increased sales of $1.0 billion due to the acquisition of Nexteer and four domestic component manufacturing facilities; (5) favorable net foreign currency remeasurement effect of $0.8 billion primarily driven by the strengthening of the Canadian Dollar against the U.S. Dollar; and (6) increased revenues from OnStar of $0.3 billion primarily due to increased volumes.

In the year ended December 31, 2009 Total net sales and revenue decreased by $29.6 billion (or 34.3%) primarily due to: (1) decreased revenue of $36.7 billion related to volume reductions; partially offset by (2) improved pricing, lower sales incentives and improved lease residuals of $5.4 billion; and (3) favorable vehicle mix of $2.8 billion. The decrease in vehicle sales volumes was primarily due to tight credit markets, increased unemployment rates and a recession in North America, Old GM’s well publicized liquidity issues and Chapter 11 Proceedings; partially offset by improved vehicle sales related to the CARS program and an increase in dealer showroom traffic and related vehicle sales in response to our new 60-Day satisfaction guarantee program.

GMNA Earnings Before Interest and Income Taxes

(Dollars in Millions)

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Income (loss) attributable to stockholders before interest and income taxes	$5,748	$(4,820)	$(11,092)	$(12,203)

The most significant factors which influence GMNA’s profitability are industry volume (primarily U.S. seasonally adjusted annual rate (SAAR)) and market share. While not as significant as industry volume and market share, another factor affecting GMNA profitability is the relative mix of vehicles (cars, trucks, crossovers) sold. Contribution margin is a key indicator of product profitability. Contribution margin is defined as revenue less material cost, freight, and policy and warranty expense. Vehicles with higher selling prices generally have higher contribution margins. Trucks currently have a contribution margin of approximately 140% of our portfolio on a weighted-average basis. Crossover vehicles’ contribution margins are in line with the overall portfolio on a weighted-average basis, and cars are approximately 60% of the portfolio on a weighted-average basis. As such, a sudden shift in consumer preference from trucks to cars would have an unfavorable effect on GMNA’s EBIT and breakeven point. For example, a shift in demand such that industry market share for trucks deteriorated 10 percentage points and industry market share for cars increased by 10 percentage points, holding other variables constant, would have increased GMNA’s breakeven point for the year ended December 31, 2010, as measured in terms of GMNA factory unit sales, by 200,000 vehicles. For the year ended December 31, 2010 our U.S. car market share was 14.3% and our U.S. truck market share was 23.0%. We continue to strive to achieve a product portfolio with more balanced contribution margins and less susceptibility to shifts in consumer demand.

GM

In the year ended December 31, 2010 EBIT was $5.7 billion and included: (1) favorable adjustments of $0.4 billion to restructuring reserves primarily due to increased production capacity utilization, which resulted in the recall of idled employees to fill added shifts at multiple U.S. production sites and revisions to productivity initiatives; offset by (2) advertising and sales promotion expenses of $3.4 billion primarily to support media campaigns for our products; (3) administrative expenses of $2.0 billion; (4) selling and marketing expenses of $0.6 billion related to our dealerships; (5) foreign currency remeasurement losses of $0.5 billion primarily driven by the strengthening of the Canadian Dollar against the U.S. Dollar; (6) charges of $0.2 billion for a recall campaign on windshield fluid heaters; and (7) impairment charges related to product-specific tooling assets of $0.2 billion.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the period July 10, 2009 through December 31, 2009 EBIT was a loss of $4.8 billion and included: (1) settlement loss of $2.6 billion related to the termination of our UAW hourly retiree medical plan and Mitigation Plan; (2) foreign currency remeasurement losses of $1.3 billion driven by the general strengthening of the Canadian Dollar versus the U.S. Dollar; (3) charges of $0.3 billion related to dealer wind-down costs for our Saturn dealers after plans to sell the Saturn brand and dealerships network were terminated; partially offset by (4) favorable adjustments in Automotive cost of sales of $0.7 billion due to the sell through of inventory acquired from Old GM at July 10, 2009. As required under U.S. GAAP, the acquired inventory was recorded at fair value as of the acquisition date using a market participant approach, which for work in process and finished goods inventory considered the estimated selling price of the inventory less the costs a market participant would incur to complete, sell and dispose of the inventory, which may be different than our costs, and the profit margin required for its completion and disposal effort.

Old GM

In the period January 1, 2009 through July 9, 2009 EBIT was a loss of $11.1 billion and included: (1) incremental depreciation charges of $2.1 billion recorded by Old GM prior to the 363 Sale for facilities included in GMNA’s restructuring activities and for certain facilities that MLC retained; (2) curtailment loss of $1.7 billion upon the interim remeasurement of the U.S. hourly and U.S. salaried defined benefit pension plans as a result of the 2009 Special Attrition Programs and salaried workforce reductions; (3) U.S. hourly and salary separation program charges and Canadian restructuring activities of $1.1 billion; (4) foreign currency remeasurement losses of $0.7 billion driven by the general strengthening of the Canadian Dollar against the U.S. Dollar; (5) charges of $0.5 billion incurred for dealer wind-down costs; (6) derivative losses of $0.5 billion related to commodity and foreign currency exchange derivatives; (7) a charge of $1.1 billion related to the SUB and TSP, partially offset by a favorable adjustment of $0.7 billion primarily related to the suspension of the JOBS Program; (8) charges of $0.4 billion primarily for impairments for special-tooling and product related machinery and equipment; (9) charges of $0.3 billion related to obligations associated with various Delphi agreements; and (10) equity losses of $0.3 billion related to impairment charges at NUMMI and our proportionate share of losses at CAMI. MLC retained the investment in NUMMI, and CAMI has been consolidated since March 1, 2009.

In the year ended December 31, 2008 EBIT was a loss of $12.2 billion and included: (1) charges of $6.0 billion related to restructuring and other costs associated with Old GM’s special attrition programs; (2) advertising and sales promotion expenses of $4.0 billion primarily to support media campaigns for our products; (3) administrative expenses of $2.8 billion; (4) expenses of $1.7 billion related to the salaried post-65 healthcare settlement; (5) selling and marketing expenses of $0.9 billion related to our dealerships; (6) losses of $0.8 billion related to commodity and foreign currency exchange derivatives; (7) impairment charges related to product-specific tooling assets of $0.4 billion; and (8) charges of $0.3 billion associated with the finalization of Old GM’s negotiations with the CAW partially offset by (9) net curtailment gain of $4.9 billion related to the 2008 UAW Settlement Agreement; and (10) foreign currency remeasurement gains of $2.1 billion driven by the weakening of the Canadian Dollar against the U.S. Dollar.

GM Europe

(Dollars in Millions)

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Total net sales and revenue	$24,076	$11,479	$12,552	$34,647
Loss attributable to stockholders before interest and income taxes	$(1,764)	$(814)	$(2,815)	$(2,625)

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Production and Vehicle Sales Volume

The following tables summarize total production volume and new motor vehicle sales volume and competitive position (in thousands):

	GM	Combined GM and Old GM	Old GM
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Production volume	1,234	1,106	1,495

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	GM	GM as a % of Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Old GM	Old GM as a % of Industry
Vehicle sales (a)(b)(c)(d)(e)
Total GME	1,662	8.8%	1,668	8.9%	2,043	9.3%
Germany	269	8.4%	382	9.4%	300	8.8%
United Kingdom	290	12.7%	287	12.9%	384	15.4%
Italy	170	7.9%	189	8.0%	202	8.3%
Russia	159	8.0%	142	9.4%	338	11.2%
Uzbekistan	145	97.1%	103	95.8%	20	18.8%
France	123	4.6%	119	4.4%	114	4.4%
Spain	100	8.9%	94	8.7%	107	7.8%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicle sales.

(b)	The financial results (primarily Automotive sales and Automotive cost of sales) from Chevrolet brand products sold in GME are primarily reported as part of GMIO. Chevrolet brand products included in GME vehicle sales volume and market share data was 477,000 vehicles in the year ended December 31, 2010. Combined GM and Old GM Chevrolet brand products included in GME vehicle sales and market share data was 426,000 vehicles in the year ended December 31, 2009. Old GM Chevrolet brand products included in GME vehicle sales and market share data was 510,000 vehicles in the year ended December 31, 2008. Vehicle sales volume are reported in the geographical region they are sold.

(c)	Our vehicle sales include Saab data through February 2010.

(d)	Vehicle sales data may include rounding differences.

(e)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

GME Total Net Sales and Revenue

(Dollars in Millions)

	Successor	Combined GM and Old GM	Successor	Predecessor
	Year Ended December 31, 2010	Year Ended December 31, 2009	July 10, 2009 Through December 31 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31 2008	Year Ended 2010 vs. 2009 Change		Year Ended 2009 vs. 2008 Change
						Amount	%	Amount	%
Total net sales and revenue	$24,076	$24,031	$11,479	$12,552	$34,647	$45	0.2%	$(10,616)	(30.6)%

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2010 Total net sales and revenue increased by $45 million (or 0.2%) primarily due to: (1) increased wholesale volumes of $0.5 billion representing 38,000 vehicles (or 3.1%) primarily due to 31,000 Buick Regals exported to the U.S., and increases in Turkey by 17,000 vehicles (or 68.9%), in Russia by 14,000 vehicles (or 48.9%), in the United Kingdom by 13,000 vehicles (or 5.0%), in the Netherlands by 12,000 vehicles (or 37.8%), in Portugal by 11,000 vehicles (or 103.0%), in Italy by 11,000 (or 9.0%), partially offset by a decrease in Germany of 113,000 vehicles (or 33.0%) driven by the end of the government subsidies program. The net wholesale volume increase was offset by a decrease in wholesale volumes throughout the region of $0.5 billion representing 17,000 vehicles due to the sale of Saab in February 2010; (2) favorable vehicle mix of $0.5 billion primarily due to the Opel Insignia and increased sales of other higher priced vehicles; (3) favorable vehicle pricing effect of $0.5 billion driven by launches of the Opel Astra and Opel Meriva; partially offset by (4) unfavorable net foreign currency translation effect of $0.7 billion, primarily due to the weakening of the Euro and British Pound against the U.S. Dollar; and (5) lower volumes of rental car activity and subsequent repurchases sold at auction of $0.2 billion.

In the year ended December 31, 2009 Total net sales and revenue decreased by $10.6 billion (or 30.6%) primarily due to: (1) decreased wholesale volumes of $4.8 billion representing 405,000 vehicles (or 24.8%) primarily due to decreases in the United Kingdom by 99,000 vehicles (or 26.7%), in Russia by 69,000 vehicles (or 70.2%), in Italy by 25,000 vehicles (or 16.8%), and exports to the U.S. by 33,000 vehicles (or 94.4%), partially offset by an increase in Germany by 65,000 vehicles (or 23.4%) driven by the government subsidy program. The decrease in vehicle sales volumes was primarily due to tight credit markets, increased unemployment rates, a recession in many international markets, Old GM’s well publicized liquidity issues and Chapter 11 Proceedings and the announcement that Old GM was seeking a majority investor in Adam Opel; (2) unfavorable net foreign currency translation and transaction effect of $3.7 billion driven primarily by the strengthening of the U.S. Dollar against the Euro; (3) decreased sales revenue at Saab of $1.2 billion; (4) decreased powertrain and parts and accessories revenue of $0.8 billion; partially offset by (5) favorable vehicle pricing effect of $1.3 billion.

GME Loss Before Interest and Income Taxes

(Dollars in Millions)

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Loss attributable to stockholders before interest and income taxes	$(1,764)	$(814)	$(2,815)	$(2,625)

GM

In the year ended December 31, 2010 EBIT was a loss of $1.8 billion and included: (1) restructuring charges of $0.8 billion primarily related to separation programs announced in Belgium, Spain, Germany and the United Kingdom; (2) advertising and sales promotion expenses of $0.8 billion primarily related to support media campaigns for our products; (3) administrative expense of $0.6 billion; and (4) selling and marketing expenses of $0.5 billion related to our dealerships.

In the period July 10, 2009 through December 31, 2009 EBIT was a loss of $0.8 billion and included: (1) advertising and sales promotion expenses of $0.4 billion primarily related to support media campaigns for our products; (2) administrative expense of $0.3 billion; (3) selling and marketing expenses of $0.3 billion related to our dealerships; partially offset by (4) favorable adjustments in Automotive cost of sales of $0.5 billion due to the sell through of inventory acquired from Old GM at July 10, 2009. As required under U.S. GAAP, the acquired inventory was recorded at fair value as of the acquisition date using a market participant approach, which for work in process and finished goods inventory considered the estimated selling price of the inventory less the costs a market participant would incur to complete, sell and dispose of the inventory, which may be different than our costs, and the profit margin required for its completion and disposal effort.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Old GM

In the period January 1, 2009 through July 9, 2009 EBIT was a loss of $2.8 billion and included: (1) charges of $0.8 billion primarily related to the deconsolidation of Saab, which filed for reorganization protection under the laws of Sweden in February 2009; (2) incremental depreciation charges of $0.7 billion related to restructuring activities; (3) impairment charges of $0.2 billion related to product-specific tooling assets; and (4) operating losses of $0.2 billion related to Saab.

In the year ended December 31, 2008 EBIT was a loss of $2.6 billion and included: (1) advertising and sales promotion expenses of $1.3 billion primarily related to support media campaigns for our products; (2) administrative expense of $0.7 billion; (3) selling and marketing expenses of $0.7 billion related to our dealerships; (4) special tooling and product related machinery and equipment asset impairment charges of $0.5 billion; (5) goodwill impairment charges of $0.5 billion; and (6) restructuring charges of $0.3 billion primarily related to separation programs announced in Belgium, France, Germany and the United Kingdom.

GM International Operations

(Dollars in Millions)

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Total net sales and revenue	$21,470	$8,567	$6,218	$24,050
Income (loss) attributable to stockholders before interest and income taxes	$2,262	$789	$(486)	$(555)

Production and Vehicle Sales Volume

The following tables summarize total production volume and new motor vehicle sales volume and competitive position (in thousands):

	GM	Combined GM and Old GM	Old GM
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Production volume
Consolidated entities	1,016	752	1,153
Joint ventures
SGMW (a)	1,256	1,109	646
SGM	1,037	712	439
FAW-GM (a)	86	43	—
Other	350	61	97

Total production volume	3,745	2,677	2,335

(a)	The joint venture agreements with SGMW (44%) and FAW-GM (50%) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture production in China.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	GM	GM as a % of Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Old GM	Old GM as a % of Industry
Vehicle sales (a)(b)(c)(d)(e)(f)
Total GMIO	3,077	8.8%	2,453	8.7%	1,832	7.4%
Vehicle sales– consolidated entities
Australia	133	12.8%	121	12.9%	133	13.1%
Middle East Operations	123	10.7%	117	11.1%	144	9.3%
South Korea	127	8.1%	115	7.9%	117	9.7%
Egypt	68	27.2%	52	25.5%	60	23.1%
Vehicle sales–primarily joint ventures (f)
China (g)(h)	2,352	12.8%	1,826	13.3%	1,095	12.1%
India	110	3.7%	69	3.1%	66	3.3%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicle sales.

(b)	Includes HUMMER vehicle sales data.

(c)	Vehicle sales data may include rounding differences.

(d)	Our vehicle sales include Saab data through February 2010.

(e)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(f)	The financial results (primarily Automotive sales and Automotive cost of sales) from Chevrolet brand products sold in GME are primarily reported as part of GMIO. Chevrolet brand products included in GME vehicle sales volume and market share data was 477,000 vehicles in the year ended December 31, 2010. Combined GM and Old GM Chevrolet brand products included in GME vehicle sales and market share data was 426,000 vehicles in the year ended December 31, 2009. Old GM Chevrolet brand products included in GME vehicle sales and market share data was 510,000 vehicles in the year ended December 31, 2008. Vehicle sales volume are reported in the geographical region they are sold.

(g)	Includes SGM joint venture vehicle sales in China of 1.0 million vehicles, SGMW and FAW-GM joint venture vehicle sales in China of 1.3 million vehicles and HKJV joint venture vehicle sales in India of 110,000 vehicles in the year ended December 31, 2010. Combined GM and Old GM SGM joint venture vehicle sales in China of 708,000 vehicles and combined GM and Old GM SGMW and FAW-GM joint venture vehicle sales in China of 1.1 million vehicles in the year ended December 31, 2009. Old GM SGM joint venture vehicle sales in China of 432,000 and Old GM SGMW joint venture vehicle sales in China of 647,000 vehicles in the year ended December 31, 2008. We do not record revenue from our joint ventures’ vehicle sales.

(h)	The joint venture agreements with SGMW (44%) and FAW-GM (50%) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture vehicle sales in China as part of our global market share.

GMIO Total Net Sales and Revenue

(Dollars in Millions)

	Successor	Combined GM and Old GM	Successor	Predecessor		Year Ended 2010 vs. 2009 Change		Year Ended 2009 vs. 2008 Change
	Year Ended December 31, 2010	Year Ended December 31, 2009	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31 2008
						Amount	%	Amount	%
Total net sales and revenue	$21,470	$14,785	$8,567	$6,218	$24,050	$6,685	45.2%	$(9,265)	38.5%

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2010 Total net sales and revenue increased by $6.7 billion (or 45.2%) primarily due to: (1) increased wholesale volumes of $3.9 billion representing 118,000 vehicles (or 11.8%) primarily in the Middle East by 35,000 vehicles (or 28.2%) and in GM Daewoo by 100,000 vehicles (or 21.1%). The primary driver for the increase in wholesale volumes was the global economic recovery, together with the effect of launches of the Chevrolet Cruze and Chevrolet Spark throughout the region; (2) favorable net foreign currency translation effect of $0.9 billion, primarily due to the strengthening of the Korean Won, Australian Dollar and South African Rand against the U.S. Dollar; (3) favorable vehicle mix of $0.8 billion driven by the launch of the Chevrolet Cruze and increased sales of sports utility vehicles; (4) favorable vehicle pricing effect of $0.1 billion, primarily due to higher pricing on new model launches at GM Daewoo; and (5) derivative losses of $0.8 billion in the period January 1, 2009 through July 9, 2009, that did not recur in 2010, primarily driven by the weakening of the Korean Won against the U.S. Dollar in that period. Subsequent to July 10, 2009, all gains and losses on non-designated derivatives were recorded in Interest income and other non-operating income, net.

In the year ended December 31, 2009 Total net sales and revenue decreased by $9.3 billion (or 38.5%) primarily due to: (1) decreased wholesale volumes and lower exports of $9.1 billion representing 460,000 vehicles (or 31.6%) primarily in GM Daewoo by 247,000 vehicles (or 34.2%), in the Middle East by 103,000 vehicles (or 45.4%), in Australia by 59,000 vehicles (or 32.6%) and in Thailand by 53,000 vehicles (or 69.7%). The decrease in wholesale volumes was primarily due to tight credit markets, increased unemployment rates and Old GM’s well publicized liquidity issues and Chapter 11 Proceedings. These unfavorable trends were partially offset by many countries lowering interest rates and initiating programs to provide credit to consumers, which had a positive effect on vehicle sales volumes; (2) unfavorable net foreign currency translation effect of $1.0 billion, primarily due to the strengthening of the U.S. Dollar against the Korean Won and Australian Dollar in 2009, partially offset by (3) decreased derivative losses of $0.9 billion at GM Daewoo; and (4) favorable vehicle mix of $0.3 billion driven by launches of new vehicle models at GM Daewoo.

The vehicle sales related to our China and India (GM India was deconsolidated effective February 2010) joint ventures is not reflected in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, net of tax.

GMIO Earnings Before Interest and Income Taxes

(Dollars in Millions)

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Income (loss) attributable to stockholders before interest and income taxes	$2,262	$789	$(486)	$(555)

GM

In the year ended December 31, 2010 EBIT was $2.3 billion and included: (1) Equity income, net of tax, of $1.3 billion from the operating results of our China JVs; (2) favorable change in fair value of $0.1 billion from derivatives driven by the stronger Korean Won versus the U.S. Dollar; partially offset by (3) administrative expenses of $0.8 billion; (4) advertising and sales promotion expenses of $0.6 billion primarily to support media campaigns for our products; (5) unfavorable non-controlling interest attributable to minority shareholders of GM Daewoo and General Motors Egypt (GM Egypt) of $0.3 billion; and (6) selling and marketing expenses of $0.2 billion related to labor costs in the selling department across GMIO and also costs incurred in the establishment of the Korean direct dealership network.

In the period July 10, 2009 through December 31, 2009 EBIT was $0.8 billion and included: (1) favorable depreciation of fixed assets of $0.3 billion resulting from lower balances; and (2) favorable adjustments of $0.1 billion in Automotive cost of sales due to the sell through of inventory acquired from Old GM at July 10, 2009. As required under U.S. GAAP, the acquired inventory was

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

recorded at fair value as of the acquisition date using a market participant approach, which for work in process and finished goods inventory considered the estimated selling price of the inventory less the costs a market participant would incur to complete, sell and dispose of the inventory, which may be different than our costs, and the profit margin required for its completion and disposal effort; partially offset by (3) administrative expenses of $0.5 billion; (4) advertising and sales promotion expenses of $0.3 billion primarily to support media campaigns for our products; (5) selling and marketing expenses of $0.1 billion; and (6) unfavorable amortization of $0.1 billion related to intangible assets.

Old GM

In the period January 1, 2009 through July 9, 2009 EBIT was a loss of $0.5 billion and included: (1) derivative losses of $0.8 billion at GM Daewoo; (2) administrative expenses of $0.4 billion; (3) advertising and sales promotion expenses of $0.2 billion primarily to support media campaigns for our products; partially offset by (4) Equity income, net of tax, of $0.3 billion primarily from the operating results of our China JVs; and (5) favorable effect of $0.1 billion related to the net loss attributable to minority shareholders of GM Daewoo.

In the year ended December 31, 2008 EBIT was a loss of $0.6 billion and included: (1) derivative losses of $1.7 billion at GM Daewoo; (2) administrative expenses of $0.9 billion; (3) advertising and sales promotion expenses of $0.8 billion primarily to support media campaigns for our products; partially offset by (4) Equity income, net of tax, of $0.4 billion primarily from the operating results of our China JVs; (5) selling and marketing expenses of $0.2 billion; and (6) favorable effect of $0.1 billion related to the net loss attributable to minority shareholders of GM Daewoo.

GM South America

(Dollars in Millions)

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Total net sales and revenue	$15,379	$7,399	$5,736	$14,522
Income (loss) attributable to stockholders before interest and income taxes	$818	$417	$(454)	$1,076

Production and Vehicle Sales Volume

The following tables summarize total production volume and new motor vehicle sales volume and competitive position (in thousands):

	GM	Combined GM and Old GM	Old GM
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Production volume	926	807	865

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	GM	GM as a % of Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry	Old GM	Old GM as a % of Industry
Vehicle sales (a)(b)(c)
Total GMSA	1,026	19.9%	872	20.0%	920	20.7%
Brazil	658	18.7%	596	19.0%	549	19.5%
Argentina	109	16.3%	79	15.2%	95	15.5%
Colombia	85	33.6%	67	36.1%	80	36.3%
Ecuador	53	40.8%	40	43.3%	48	42.2%
Venezuela	51	40.6%	49	36.1%	90	33.2%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicle sales.

(b)	Vehicle sales data may include rounding differences.

(c)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

GMSA Total Net Sales and Revenue

(Dollars in Millions)

	Successor	Combined GM and Old GM	Successor	Predecessor		Year Ended 2010 vs. 2009 Change		Year Ended 2009 vs. 2008 Change
	Year Ended December 31, 2010	Year Ended December 31, 2009	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
						Amount	%	Amount	%
Total net sales and revenue	$15,379	$13,135	$7,399	$5,736	$14,522	$2,244	17.1%	$(1,387)	(9.6)%

In the year ended December 31, 2010 Total net sales and revenue increased by $2.2 billion (or 17.1%) primarily due to: (1) increased wholesale volumes of $2.2 billion representing 170,000 vehicles (or 19.1%) primarily in Brazil by 72,000 vehicles or (11.7%), in Argentina by 32,000 vehicles (or 41.4%) and in Colombia by 21,000 vehicles (or 32.9%) driven by launches of the Chevrolet Cruze and Chevrolet Spark throughout the region; (2) favorable net foreign currency translation effect of $1.0 billion, primarily due to the strengthening of major currencies in 2010 against the U.S. Dollar such as the Brazilian Real and Colombian Peso; (3) favorable vehicle pricing effect of $0.3 billion, primarily in Venezuela driven by the hyperinflationary economy; partially offset by (4) devaluation of the BsF in Venezuela of $0.9 billion; and (5) unfavorable vehicle mix of $0.4 billion driven by increased sales of the Chevrolet Spark and Chevrolet Aveo and decreased sales of the Chevrolet Meriva, Vectra and S-10.

In the year ended December 31, 2009 Total net sales and revenue decreased by $1.4 billion (or 9.6%) due to: (1) decreased wholesale volumes of $2.2 billion representing 30,000 vehicles (or 3.3%) primarily in Venezuela by 37,000 vehicles (or 44.1%), in Argentina by 19,000 vehicles (or 19.8%) and in Colombia by 13,000 vehicles (or 16.6%); partially offset by (2) favorable pricing effect of $0.4 billion primarily due to price increases in Venezuela driven by the hyperinflationary economy; and (3) increased wholesale volumes in Brazil of $0.2 billion representing 56,000 vehicles (or 10.0%).

GMSA Earnings Before Interest and Income Taxes

(Dollars in Millions)

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Income (loss) attributable to stockholders before interest and income taxes	$818	$417	$(454)	$1,076

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM

In the year ended December 31, 2010 EBIT was $0.8 billion and included: (1) foreign currency transaction gains of $0.3 billion primarily due to foreign currency exchanges done at the preferential rate in Venezuela; offset by (2) administrative expenses of $0.5 billion; (3) advertising and sales promotion expenses of $0.3 billion primarily to support media campaigns for our products; and (4) selling and marketing expenses of $0.1 billion.

In the period July 10, 2009 through December 31, 2009 EBIT was $0.4 billion and included: (1) administrative expenses of $0.2 billion; (2) advertising and sales promotion expenses of $0.1 billion; and (3) selling and marketing expenses of $0.1 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 EBIT was a loss of $0.5 billion and included: (1) foreign currency transaction losses of $0.5 billion primarily due to foreign currency exchanges processed outside CADIVI in Venezuela; (2) administrative expenses of $0.2 billion; (3) advertising and sales promotion expenses of $0.1 billion; and (4) selling and marketing expenses of $0.1 billion.

In the year ended December 31, 2008 EBIT was $1.1 billion and included: (1) administrative expenses of $0.4 billion; (2) foreign currency transaction losses of $0.3 billion primarily due to foreign currency exchanges processed outside CADIVI in Venezuela; (3) advertising and sales promotion expenses of $0.2 billion; and (4) selling and marketing expenses of $0.1 billion.

GM Financial

(Dollars in Millions)

Three Months Ended December 31, 2010

Successor
Three Months Ended December 31, 2010
Total revenue	$281
Income before income taxes	$129

In the three months ended December 31, 2010 Total revenue included finance charge income of $264 million and other income of $17 million. The effective yield on GM Financial’s finance receivables was 12.1% for the three months ended December 31, 2010. The effective yield represents finance charges and fees recorded in earnings and the accretion of the purchase accounting premium during the period as a percentage of average finance receivable.

Net margin is the difference between finance charge income and other income earned on GM Financial’s finance receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The following table summarizes GM Financial’s net margin and as a percentage of average finance receivables (dollars in millions):

	Successor
	Three Months Ended December 31, 2010
Finance charge income	$264	12.1%
Other income	17	0.8%
Interest expense	(37)	(1.7)%

Net GM Financial margin	$244	11.2%

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Income Before Income Taxes

In the three months ended December 31, 2010 results included: (1) Total revenue of $281 million; partially offset by (2) operating and leased vehicle expenses of $73 million; (3) interest expense of $37 million; (4) provision for loan losses of $26 million; and (5) acquisition expenses of $16 million. GM Financial’s operating expenses are primarily related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables originated since October 1, 2010. Interest expense represents interest paid on GM Financial’s warehouse credit facilities, securitization notes payable, other unsecured debt and the amortization of the purchase accounting premium.

Average debt outstanding in the three months ended December 31, 2010 was $7.3 billion and the effective rate of interest expensed was 2.0%.

Corporate

(Dollars in Millions)

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Total net sales and revenue	$134	$141	$327	$1,206
Net income (loss) attributable to stockholders	$(877)	$176	$123,902	$(16,677)

Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, certain nonsegment specific revenues and expenses, including costs related to the Delphi Benefit Guarantee Agreements and a portfolio of automotive retail leases.

Corporate Total Net Sales and Revenue

(Dollars in Millions)

	Successor	Combined GM and Old GM	Successor	Predecessor		Year Ended 2010 vs. 2009 Change		Year Ended 2009 vs. 2008 Change
	Year Ended December 31, 2010	Year Ended December 31, 2009	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
						Amount	%	Amount	%
Total net sales and revenue	$134	$468	$141	$327	$1,206	$(334)	(71.4)%	$(738)	(61.2)%

Total net sales and revenue includes lease financing revenue from a portfolio of automotive retail leases.

In the year ended December 31, 2010 Total net sales and revenue decreased by $0.3 billion (or 71.4%) primarily due to decreased lease financing revenue related to the liquidation of the portfolio of automotive leases. Average outstanding automotive retail leases on-hand for GM and combined GM and Old GM were 7,000 and 73,000 for the years ended December 31, 2010 and 2009.

In the year ended December 31, 2009 Total net sales and revenue decreased by $0.7 billion (or 61.2%) primarily due to decreased lease financing revenue of $0.7 billion related to the liquidation of the portfolio of automotive retail leases. Average outstanding leases on-hand for combined GM and Old GM were 73,000 and 236,000 for the years ended December 31, 2009 and 2008.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Corporate Net Income (Loss) Attributable to Stockholders

(Dollars in Millions)

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Net income (loss) attributable to stockholders	$(877)	$176	$123,902	$(16,677)

GM

In the year ended December 31, 2010 results included: (1) Interest expense of $1.1 billion comprised of interest expense of $0.3 billion on the UST Loans, Canadian Loan and VEBA Notes, interest expense of $0.3 billion on GMNA debt, and interest expense of $0.4 billion on GMIO and GMSA debt; (2) income tax expense of $0.6 billion primarily related to tax expense attributable to profitable entities that do not have full valuation allowances recorded against deferred tax assets; (3) administrative expenses of $0.4 billion primarily related to consultants and services provided by outside companies; partially offset by (4) interest income of $0.4 billion earned primarily on marketable securities held in GMSA; (5) the reversal of our $0.2 billion liability for the Adjustment Shares; (6) a gain on extinguishment of debt of $0.2 billion related to our repayment of the outstanding amount of VEBA Notes of $2.8 billion; and (7) dividends of $0.1 billion on our investment in Ally Financial preferred stock.

In the period July 10, 2009 through December 31, 2009 results included: (1) foreign currency transaction gains of $0.3 billion due to the appreciation of the Canadian Dollar versus the U.S. Dollar; and (2) interest expense of $0.7 billion composed of interest expense of $0.3 billion on UST Loans and interest expense of $0.2 billion on GMIO debt.

Old GM

In the period January 1, 2009 through July 9, 2009 results included: (1) centrally recorded Reorganization gains, net of $128.2 billion which is more fully discussed in Note 2 to the consolidated financial statements; (2) amortization of discounts related to the UST Loan, EDC Loan and DIP Facilities of $3.7 billion; (3) a gain recorded on the UST Ally Financial Loan of $2.5 billion upon the UST’s conversion of the UST Ally Financial Loan for Class B Common Membership Interests in Ally Financial, which gain resulted from the difference between the fair value and the carrying amount of the Ally Financial equity interests given to the UST in exchange for the UST Ally Financial Loan. The gain was partially offset by Old GM’s proportionate share of Ally Financial’s loss from operations of $1.1 billion; (4) a loss related to the extinguishment of the UST Ally Financial Loan of $2.0 billion when the UST exercised its option to convert outstanding amounts into shares of Ally Financial’s Class B Common Membership Interests; partially offset by (5) a gain on extinguishment of debt of $0.9 billion related to an amendment to Old GM’s U.S. term loan; (6) interest expense of $0.8 billion on unsecured debt balances; (7) interest expense of $0.4 billion on the UST Loan Facility; and (8) interest expense of $0.2 billion on GMIO and GMSA debt.

In the year ended December 31, 2008 results included: (1) impairment charges of $7.1 billion related to Old GM’s investment in Ally Financial’s Common Membership Interests; (2) charges of $4.8 billion related to the Delphi Benefit Guarantee Agreements; (3) interest expense of $2.5 billion primarily composed of interest expense of $1.6 billion on Old GM’s unsecured bonds, interest expense of $0.4 billion on Old GM’s Euro bonds and cross-currency swaps to hedge foreign exchange rate exposure and interest expense of $0.1 billion on Old GM’s secured revolving credit facility and U.S. term loan; (4) income tax expense of $1.8 billion related to valuation allowances against deferred tax assets in South Korea, the United Kingdom, Spain, and Australia; (5) impairment charges of $1.0 billion related to Old GM’s investment in Ally Financial’s Preferred Membership Interests; (6) servicing fees, interest, and depreciation expenses of $1.0 billion on the portfolio of automotive retail leases; partially offset by (7) global interest income of $0.6 billion driven primarily by investments in GMSA and GME.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Liquidity and Capital Resources

Liquidity Overview

We believe that our current level of cash, marketable securities and availability under our secured revolving credit facility will be sufficient to meet our liquidity needs. However, we expect to have substantial cash requirements going forward, which we plan to fund through available liquidity and cash flow from operations. Our known material future uses of cash include, among other possible demands: (1) pension and OPEB payments; (2) continuing capital expenditures; (3) spending to implement long-term cost savings and restructuring plans such as restructuring our Opel/Vauxhall operations and potential capacity reduction programs; (4) reducing our overall debt levels; (5) increase in accounts receivable due to the termination of a wholesale advance agreement with Ally Financial; and (6) certain South American income and indirect tax-related administrative and legal proceedings may require that we deposit funds in escrow or make payments which may range from $0.8 billion to $1.0 billion.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the section of this report entitled “Risk Factors,” some of which are outside our control. Macro-economic conditions could limit our ability to successfully execute our business plans and, therefore, adversely affect our liquidity plans.

Recent Initiatives

We continue to monitor and evaluate opportunities to optimize our liquidity position including actively evaluating the possible sale of non-core cost or equity method investments or other positions which could be significantly positive to our cash flow and/or earnings in the near-term.

In the year ended December 31, 2010 we made net investments of $5.4 billion in highly liquid marketable securities instruments with maturities exceeding 90 days. Previously, these funds would have been invested in short-term instruments less than 90 days and classified as a component of Cash and cash equivalents. Investments in these longer-term securities will increase the interest we earn on these investments. We continue to monitor our investment mix and may reallocate investments based on business requirements.

In June 2010 the German federal government notified us of its decision not to provide loan guarantees to Opel/Vauxhall. As a result we have decided to fund the requirements of Opel/Vauxhall internally. Opel/Vauxhall subsequently withdrew all applications for government loan guarantees from European governments. Through September 2010 we committed up to a total of Euro 3.3 billion (equivalent to $4.2 billion when committed) to fund Opel/Vauxhall’s restructuring and ongoing cash requirements. This funding includes cumulative lending commitments combined into a Euro 2.6 billion intercompany facility and equity commitments of Euro 700 million.

In October 2010 we completed our acquisition of AmeriCredit for cash of approximately $3.5 billion and changed the name from AmeriCredit to GM Financial. We funded the transaction using cash on hand.

The repayment of debt remains a key strategic initiative. We continue to evaluate potential debt repayments prior to maturity. Any such repayments may negatively affect our liquidity in the short-term. In 2010 GM Daewoo repaid in full and retired its $1.2 billion revolving credit facility. In October 2010 we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Notes of $2.8 billion. In July 2010 our Russian subsidiary repaid a loan facility of $150 million to cure a technical default. In March and April 2010 we repaid the remaining amounts owed under the UST Loans of $5.7 billion and Canadian Loan of $1.3 billion.

As described more fully below in the section entitled “Secured Revolving Credit Facility” in October 2010 we entered into a $5.0 billion secured revolving credit facility. While we do not believe the amounts available under the secured revolving credit facility are needed to fund operating activities, the facility is expected to provide additional liquidity and financing flexibility.

In November and December 2010 we issued 100 million shares of our Series B Preferred Stock. We received net proceeds from the Series B Preferred Stock offering of $4.9 billion. Refer to the section below entitled “Series B Preferred Stock Issuance” for additional detail.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In December 2010 we purchased 84 million shares of our Series A Preferred Stock, which accrued cumulative dividends at a 9.0% annual rate, from the UST for a purchase price of $2.1 billion, which was equal to 102% of their aggregate liquidation amount pursuant to an agreement that we entered into with the UST in October 2010. We purchased the Series A Preferred Stock from the UST on the first dividend payment date for the Series A Preferred Stock after the completion of our common stock offering, December 15, 2010.

We made a voluntary contribution to our U.S. hourly and salaried defined benefit pension plans of $4.0 billion of cash in December 2010 and 61 million shares of our common stock valued at $2.2 billion for funding purposes in January 2011.

Under wholesale financing arrangements, our U.S. dealers typically borrow money from financial institutions to fund their vehicle purchases from us. Effective January 2011 we terminated a wholesale advance agreement which provided for accelerated receipt of payments made by Ally Financial on behalf of our U.S. dealers pursuant to Ally Financial’s wholesale financing arrangements with dealers. Similar modifications were made in Canada. The wholesale advance agreements cover the period for which vehicles are in transit between assembly plants and dealerships. We will no longer receive payments in advance of the date vehicles purchased by dealers are scheduled to be delivered, resulting in an average increase of approximately $2.0 billion to our accounts receivable balance, depending on sales volumes and certain other factors, and the related costs under the arrangements were eliminated.

In January 2011 we withdrew our application for loans available under Section 136 of the EISA. This decision is consistent with our stated goal to minimize our outstanding debt.

Automotive

Available Liquidity

Available liquidity includes cash balances and marketable securities. At December 31, 2010 available liquidity was $26.6 billion, not including funds available under credit facilities of $5.9 billion or in the Canadian HCT escrow account of $1.0 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity using U.S. cash investments, cash held at our international treasury centers and available liquidity at consolidated overseas subsidiaries. The following table summarizes our liquidity (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Cash and cash equivalents	$21,061	$22,679
Marketable securities	5,555	134

Available liquidity	26,616	22,813
Available under credit facilities	5,919	618

Total available liquidity	32,535	23,431
UST and HCT escrow accounts (a)	1,008	13,430

Total liquidity including UST and HCT escrow accounts	$33,543	$36,861

(a)	Classified as Restricted cash and marketable securities. Refer to Note 15 to our consolidated financial statements for additional information on the classification of the escrow accounts. The remaining funds held in the UST escrow account were released in April 2010 following the repayment of the UST Loans and Canadian Loan.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM

Total available liquidity increased by $9.1 billion in the year ended December 31, 2010 primarily due to positive cash flows from operating activities of $6.6 billion, investing activities less net marketable securities acquisitions of $6.1 billion and a $5.3 billion increase in amounts available under credit facilities, which were partially offset by negative cash flows from financing activities of $9.3 billion.

Total available liquidity increased by $2.5 billion in the period July 10, 2009 through December 31, 2009 due to positive cash flows from operating, financing and investing activities of $3.6 billion which were partially offset by a $1.1 billion reduction in our borrowing capacity on certain credit facilities. The decrease in credit facilities is primarily attributable to the November 2009 extinguishment of the German Facility.

Old GM

Total available liquidity increased by $6.0 billion in the period January 1, 2009 through July 9, 2009 due to positive cash flows from financing activities partially offset by negative cash flow from operating and investing activities for a net cash flow of $4.8 billion as well as an increase of $1.1 billion in available borrowing capacity under credit facilities. This was partially offset by repayments of secured lending facilities.

VEBA Assets

We transferred all of the remaining VEBA assets along with other consideration to the New VEBA within 10 business days after December 31, 2009, in accordance with the terms of the 2009 UAW Retiree Settlement Agreement. The VEBA assets were not consolidated after the settlement was recorded at December 31, 2009 because we did not hold a controlling financial interest in the entity that held such assets at that date. Under the terms of the 2009 UAW Retiree Settlement Agreement we had an obligation for VEBA Notes of $2.5 billion and accreted interest, at an implied interest rate of 9.0% per annum. In October 2010 we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Notes of $2.8 billion.

Under the terms of the 2009 UAW Retiree Settlement Agreement, we are released from UAW retiree healthcare claims incurred after December 31, 2009. All obligations of ours, the New Plan and any other entity or benefit plan of ours for retiree medical benefits for the class and the covered group arising from any agreement between us and the UAW terminated at December 31, 2009. Our obligations to the New Plan and the New VEBA are limited to the terms of the 2009 UAW Retiree Settlement Agreement.

Series B Preferred Stock Issuance

In November and December 2010 we issued 100 million shares of our Series B Preferred Stock. Each share of our Series B Preferred Stock is convertible at the option of the holder at any time prior to December 1, 2013 into 1.2626 shares of our common stock, and each share of Series B Preferred Stock will mandatorily convert on December 1, 2013 into a number of shares of our common stock ranging from 1.2626 to 1.5152 shares depending on the applicable market value of our common stock. The applicable market value of our common stock means the average of the closing prices per share of our common stock over the 40 consecutive trading day period ending on the third trading day immediately preceding the mandatory conversion date. The conversion ratios for optional and mandatory conversions are subject to anti-dilution, make-whole and other adjustments. We received net proceeds from the issuances of $4.9 billion. We used these proceeds, along with $1.2 billion of cash on hand, to purchase our Series A Preferred Stock held by the UST in the amount of $2.1 billion and made a cash contribution to our U.S. hourly and salary pension plans in an amount of $4.0 billion.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

UST Loans and Canadian Loan

UST Loans

Old GM received total proceeds of $19.8 billion ($15.8 billion subsequent to January 1, 2009, including $361 million under the U.S. government sponsored warranty program) from the UST under the UST Loan Agreement entered into on December 31, 2008. In connection with the Chapter 11 Proceedings, Old GM obtained additional funding of $33.3 billion from the UST and EDC under its DIP Facility.

On July 10, 2009 we entered into the UST Credit Agreement and assumed debt of $7.1 billion which Old GM incurred under its DIP Facility. Proceeds of the UST Credit Agreement of $16.4 billion were deposited in escrow to be distributed to us at our request upon certain conditions as outlined in the UST Credit Agreement. Immediately after entering into the UST Credit Agreement, we made a partial repayment due to the termination of the U.S. government sponsored warranty program, reducing the UST Loans principal balance to $6.7 billion.

In November 2009 we signed an amendment to the UST Credit Agreement to provide for quarterly repayments of our UST Loans. Under this amendment, we agreed to make quarterly payments of $1.0 billion to the UST. In December 2009 and March 2010 we made quarterly payments of $1.0 billion on the UST Loans. In April 2010, we used funds from our escrow account to repay in full the outstanding amount of the UST Loans of $4.7 billion. The UST Loans were repaid prior to maturity. Amounts borrowed under the UST Credit Agreement may not be reborrowed.

At December 31, 2009 $12.5 billion of the proceeds of the UST Credit Agreement remained deposited in escrow. Any unused amounts in escrow on June 30, 2010 were required to be used to repay the UST Loans and Canadian Loan on a pro rata basis if the loans were not paid in full. At December 31, 2009 the UST Loans and Canadian Loan were classified as short-term debt based on these terms.

Following the repayment of the UST Loans and the Canadian Loan, the remaining funds that were held in escrow became unrestricted and the availability of those funds is no longer subject to the conditions set forth in the UST Credit Agreement.

The UST Loans accrued interest equal to the greater of the three month London Interbank Offering Rates (LIBOR) rate or 2.0%, plus 5.0%, per annum, unless the UST determined that reasonable means did not exist to ascertain the LIBOR rate or that the LIBOR rate would not adequately reflect the UST’s cost to maintain the loan. In such a circumstance, the interest rate would have been the greatest of: (1) the prime rate plus 4%; (2) the federal funds rate plus 4.5%; or (3) the three month LIBOR rate (which will not be less than 2%) plus 5%. We were required to prepay the UST Loans on a pro rata basis (among the UST Loans, VEBA Notes and Canadian Loan), in an amount equal to the amount of net cash proceeds received from certain asset dispositions, casualty events, extraordinary receipts and the incurrence of certain debt. At December 31, 2009 the UST Loans accrued interest at 7.0%.

While we have repaid in full our indebtedness under the UST Credit Agreement, the executive compensation and corporate governance provisions of Section 111 of the EESA, including the Interim Final Rule, will continue to apply to us for the period specified in the EESA and the Interim Final Rule. Certain of the covenants in the UST Credit Agreement will continue to apply to us until the earlier to occur of (1) our ceasing to be a recipient of Exceptional Financial Assistance, as determined pursuant to the Interim Final Rule or any successor or final rule, or (2) UST ceasing to own any direct or indirect equity interests in us, and impose obligations on us with respect to, among other things, certain expense policies, executive privileges and compensation requirements.

The UST Credit Agreement includes a vitality commitment which requires us to use our commercially reasonable best efforts to ensure that our manufacturing volume conducted in the United States is consistent with at least 90% of the projected manufacturing level (projected manufacturing level for this purpose being 1,934,000 units in 2011, 1,998,000 units in 2012, 2,156,000 units in 2013 and 2,260,000 units in 2014), absent a material adverse change in our business or operating environment which would make the commitment non-economic. In the event that such a material adverse change occurs, the UST Credit Agreement provides that we will use our commercially reasonable best efforts to ensure that the volume of United States manufacturing is the minimum variance from the projected manufacturing level that is

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

consistent with good business judgment and the intent of the commitment. This covenant survived our repayment of the UST Loans and remains in effect through December 31, 2014 unless the UST receives total proceeds from debt repayments, dividends, interest, preferred stock redemptions and common stock sales equal to the total dollar amount of all UST invested capital.

UST invested capital totaled $49.5 billion, representing the cumulative amount of cash received by Old GM from the UST under the UST Loan Agreement and the DIP Facility, excluding $361 million which the UST loaned to Old GM under the warranty program and which was repaid on July 10, 2009. This balance also did not include amounts advanced under the UST Ally Financial Loan as the UST exercised its option to convert this loan into Ally Financial Preferred Membership Interests previously held by Old GM in May 2009. At December 31, 2010 the UST had received cumulative proceeds of $23.1 billion from debt repayments, interest payments, Series A Preferred Stock dividends, sales of our common stock and Series A Preferred Stock redemption. The UST’s invested capital less proceeds received totals $26.4 billion.

To the extent we fail to comply with any of the covenants in the UST Credit Agreement that continue to apply to us, the UST is entitled to seek specific performance and the appointment of a court-ordered monitor acceptable to the UST (at our sole expense) to ensure compliance with those covenants.

Refer to Note 19 to our consolidated financial statements for additional details on the UST Loans.

Canadian Loan

On July 10, 2009, through our wholly-owned subsidiary GMCL, we entered into the Canadian Loan Agreement and assumed a CAD $1.5 billion (equivalent to $1.3 billion when entered into) term loan maturing on July 10, 2015. In November 2009 we signed an amendment to the Canadian Loan Agreement to provide for quarterly repayments of the Canadian Loan. Under this amendment, we agreed to make quarterly repayments of $192 million to EDC. In December 2009 and March 2010 we made quarterly payments of $192 million and $194 million on the Canadian Loan. In April 2010, GMCL repaid in full the outstanding amount of the Canadian Loan of $1.1 billion. The Canadian Loan was repaid prior to maturity. GMCL cannot reborrow under the Canadian Loan Agreement. The Canadian Loan accrued interest at the greater of the three-month Canadian Dealer Offered Rate or 2.0%, plus 5.0% per annum. Accrued interest was payable quarterly. At December 31, 2009 the Canadian Loan accrued interest at 7.0%.

The Canadian Loan Agreement and related agreements include certain covenants requiring GMCL to meet certain annual Canadian production volumes expressed as ratios to total overall production volumes in the U.S. and Canada and to overall production volumes in the NAFTA region. The targets cover vehicles and specified engine and transmission production in Canada. These agreements also include covenants on annual GMCL capital expenditures and research and development expenses. In the event a material adverse change occurs that makes the fulfillment of these covenants non-economic (other than a material adverse change caused by the actions or inactions of GMCL), the lender will consider adjustments to mitigate the business effect of the material adverse change. These covenants survive GMCL’s repayment of the loans and certain of the covenants have effect through December 31, 2016.

Refer to Note 19 to our consolidated financial statements for additional details on the Canadian Loan.

The following table summarizes the total funding and funding commitments we repaid to the U.S. and Canadian governments in the year ended December 31, 2010 (dollars in millions):

	Successor
	January 1, 2010 Beginning Balance	Change in Funding and Funding Commitments (a)	December 31, 2010 Total Obligation
Description of Funding Commitment
UST Loan	$5,712	$(5,712)	$—
Canadian Loan	1,233	(1,233)	—

Total	$6,945	$(6,945)	$—

(a)	Includes an increase due to a foreign currency exchange loss on the Canadian loan of $56 million.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the total funding and funding commitments we repaid to the U.S. and Canadian governments in the period July 10, 2009 through December 31, 2009 (dollars in millions):

	Successor
	July 10, 2009 Beginning Balance	Change in Funding and Funding Commitments (a)	December 31, 2009 Total Obligation
Description of Funding Commitment
UST Loan (b)	$7,073	$(1,361)	$5,712
Canadian Loan	1,292	(59)	1,233

Total	$8,365	$(1,420)	$6,945

(a)	Includes an increase due to a foreign currency exchange loss on the Canadian Loan of $133 million.

(b)	Includes $361 million which the UST loaned to Old GM under the warranty program and which was assumed by GM and repaid on July 10, 2009.

The following table summarizes the total funding and funding commitments Old GM received from the U.S. and Canadian governments and the additional notes Old GM issued in the period December 31, 2008 through July 9, 2009 (dollars in millions):

	Predecessor
	December 31, 2008 Through July 9, 2009
	Funding and Funding Commitments	Additional Notes Issued (a)	Total Obligation
Description of Funding Commitment
UST Funding
UST Loan Agreement	$19,761	$1,172	$20,933
DIP Facility — UST (b)	30,100	2,008	32,108

Total UST Funding (c)	49,861	3,180	53,041

EDC Funding
EDC funding (d)	6,294	161	6,455
DIP Facility — EDC	3,200	213	3,413

Total EDC Funding	9,494	374	9,868

Total UST and EDC Funding	$59,355	$3,554	$62,909

(a)	Old GM did not receive any proceeds from the issuance of these promissory notes, which were issued as additional compensation to the UST and EDC.

(b)	Includes debt of $361 million, which the UST loaned to Old GM under the warranty program.

(c)	UST invested capital totaled $49.5 billion, representing the cumulative amount of cash received by Old GM from the UST under the UST Loan Agreement and the DIP Facility, excluding $361 million which the UST loaned to Old GM under the warranty program and which was repaid on July 10, 2009. This balance also does not include amounts advanced under the UST GMAC Loan as the UST exercised its option to convert this loan into GMAC Preferred Membership Interests previously held by Old GM in May 2009.

(d)	Includes approximately $2.4 billion from the EDC Loan Facility received in the period January 1, 2009 through July 9, 2009 and funding commitments of CAD $4.5 billion (equivalent to $3.9 billion when entered into) that were immediately converted into our equity. This funding was received on July 15, 2009.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the effect of the 363 Sale on the amounts owed to the UST and the EDC under the UST Loan Agreement, the DIP Facility and the EDC Loan Facility (dollars in millions):

	363 Sale
	Total Obligation	Effect of 363 Sale	GM Obligation Subsequent to 363 Sale
Description of Funding Commitment
Total UST Funding	$53,041	$(45,968)	$7,073
Total EDC Funding	9,868	(8,576)	1,292

Total UST and EDC Funding	$62,909	$(54,544)	$8,365

Secured Revolving Credit Facility

In October 2010 we entered into a five year, $5.0 billion secured revolving credit facility, which includes a letter of credit sub-facility of up to $500 million. While we do not believe that we will draw on the secured revolving credit facility to fund operating activities, the facility is expected to provide additional liquidity and financing flexibility. Availability under the secured revolving credit facility is subject to borrowing base restrictions.

Our obligations under the secured revolving credit facility are guaranteed by certain of our domestic subsidiaries and by substantially all of our domestic assets, including accounts receivable, inventory, property, plants, and equipment, real estate, intercompany loans, intellectual property, trademarks and direct investments in Ally Financial. Obligations are also secured by the equity interests in certain of our direct domestic subsidiaries, as well as up to 65% of the voting equity interests in certain of our direct foreign subsidiaries, in each case, subject to certain exceptions. The collateral securing the secured revolving credit facility does not include, among other assets, cash, cash equivalents, marketable securities, as well as our investment in GM Financial, our investment in New Delphi and our equity interests in our China JVs and in GM Daewoo. If the secured revolving credit facility is rated investment grade by two or more of the credit rating agencies (S&P, Moody’s and Fitch) the requirement to provide collateral is eliminated.

Depending on certain terms and conditions in the secured revolving credit facility, including compliance with the borrowing base requirements and certain other covenants, we will be able to add one or more pari passu first lien loan facilities. We will also have the ability to secure up to $2.0 billion of certain non-loan obligations that we may designate from time to time as additional pari passu first lien obligations. Second-lien debt is generally allowed but second lien debt maturing prior to the final maturity date of the secured revolving credit facility is limited to $3.0 billion in outstanding obligations.

Interest rates on obligations under the secured revolving credit facility are based on prevailing per annum interest rates for Eurodollar loans or an alternative base rate plus an applicable margin, in each case, based upon the credit rating assigned to the debt evidenced by the secured revolving credit facility.

The secured revolving credit facility contains representations, warranties and covenants customary for facilities of this nature, including negative covenants restricting us and our subsidiary guarantors from incurring liens, consummating mergers or sales of assets and incurring secured indebtedness, and restricting us from making restricted payments, in each case, subject to exceptions and limitations. The secured revolving credit facility contains minimum liquidity covenants, which require us to maintain at least $4.0 billion in consolidated global liquidity and at least $2.0 billion in consolidated U.S. liquidity.

Events of default under the secured revolving credit facility include events of default customary for facilities of this nature (including customary notice and/or grace periods, as applicable) such as:

•	The failure to pay principal at the stated maturity, interest or any other amounts owed under the secured revolving credit agreement or related documents;

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	The failure of certain of our representations or warranties to be correct in all material respects;

•	The failure to perform any term, covenant or agreement in the secured revolving credit agreement or related documents;

•	The existence of certain judgments that are not vacated, discharged, stayed or bonded;

•	Certain cross defaults or cross accelerations with certain other debt;

•	Certain defaults under ERISA;

•	A change of control;

•	Certain bankruptcy events; and

•	The invalidation of the guarantees.

While the occurrence and continuance of an event of default will restrict our ability to borrow under the secured revolving credit facility, the lenders will not be permitted to exercise rights or remedies against the collateral unless the obligations under the secured revolving credit facility have been accelerated.

We incurred up-front fees, arrangement fees, and will incur ongoing commitment and other fees customary for facilities of this nature.

Credit Facilities

We make use of credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. These credit facilities are typically held at the subsidiary level and are geographically dispersed across all regions. The following tables summarize our committed and uncommitted credit facilities at the dates indicated (dollars in millions):

	Total Credit Facilities		Amounts Available Under Credit Facilities
	Successor		Successor
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Committed	$6,142	$1,712	$5,475	$223
Uncommitted	490	842	444	395

Total	$6,632	$2,554	$5,919	$618

	Total Credit Facilities		Amounts Available Under Credit Facilities
	Successor		Successor
Credit Facilities	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Secured Revolving Credit Facility	$5,000	$—	$5,000	$—
GM Daewoo	—	1,179	—	—
Brazil	466	425	2	77
GM Hong Kong	400	200	370	200
Other(a)	766	750	547	341

Total	$6,632	$2,554	$5,919	$618

(a)	Consists of credit facilities available primarily at our foreign subsidiaries that are not individually significant.

At December 31, 2010 we had committed credit facilities of $6.1 billion, under which we had borrowed $667 million leaving $5.5 billion available. The secured revolving credit facility comprised $5.0 billion of the amounts available under committed credit

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

facilities and other committed credit facilities had $475 million available. At December 31, 2010 we had uncommitted credit facilities of $490 million, under which we had borrowed $46 million leaving $444 million available. Uncommitted credit facilities include lines of credit which are available to us, but under which the lenders have no legal obligation to provide funding upon our request. We and our subsidiaries use credit facilities to fund working capital needs, product programs, facilities development and other general corporate purposes.

In 2010 GM Daewoo repaid in full and retired its Korean Won 1.4 trillion (equivalent to $1.2 billion) revolving credit facility.

At December 31, 2009 we had committed credit facilities of $1.7 billion, under which we had borrowed $1.5 billion leaving $223 million available. Of these committed credit facilities GM Daewoo comprised $1.2 billion and other entities had $0.5 billion. At December 31, 2009 we had uncommitted credit facilities of $842 million, under which we had borrowed $447 million leaving $395 million available.

At December 31, 2009 our largest credit facility was GM Daewoo’s Korean Won 1.4 trillion (equivalent to $1.2 billion) revolving credit facility. The average interest rate on outstanding amounts under this facility at December 31, 2009 was 5.69%. At December 31, 2009 the facility was fully utilized with $1.2 billion outstanding.

Restricted Cash and Marketable Securities

Following the repayment of the UST Loans and the Canadian Loan in April 2010 as previously discussed, the remaining UST escrow funds of $6.6 billion were released from escrow and became unrestricted as the availability of those funds was no longer subject to the conditions set forth in the UST Credit Agreement.

Pursuant to an agreement among GMCL, EDC and an escrow agent we had $1.0 billion remaining in an escrow account at December 31, 2010 to fund certain of GMCL’s healthcare obligations pending the satisfaction of certain preconditions which have not yet been met.

In July 2009 we subscribed for additional common shares in GMCL and paid the subscription price in cash. As required under certain agreements among GMCL, EDC, and an escrow agent, $3.6 billion of the subscription price was deposited into an escrow account to fund certain of GMCL’s pension plans and HCT obligations pending completion of certain preconditions. In September 2009 GMCL contributed $3.0 billion to the Canadian hourly defined benefit pension plan and $651 million to the Canadian salaried defined benefit pension plan, of which $2.7 billion was funded from the escrow account. In accordance with the terms of the escrow agreement, $903 million was released from the escrow account to us in September 2009.

Cash Flow

Operating Activities

GM

In the year ended December 31, 2010 we had positive cash flows from operating activities of $6.6 billion primarily due to: (1) Net income of $6.4 billion, which included non-cash charges of $7.1 billion resulting from depreciation, impairment and amortization of long-lived assets and finite-lived intangible assets (including amortization of debt issuance costs and discounts); (2) dividends received of $0.7 billion primarily related to our China JVs; partially offset by (3) pension contributions and OPEB payments of $5.7 billion primarily related to voluntary contributions to U.S. hourly and salary pension plans of $4.0 billion; (4) payments on our previously announced restructuring programs of $1.3 billion partially offset by net charges of $0.6 billion; (5) dealer wind-down payments of $0.4 billion; and (6) unfavorable changes in working capital of $0.6 billion. The unfavorable changes in working capital were related to increases in accounts receivables, inventories and the completion of a change to weekly payment terms to our suppliers, partially offset by an increase in accounts payable related to increased production volumes.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the period July 10, 2009 through December 31, 2009 we had positive cash flows from operating activities of $1.1 billion primarily due to: (1) favorable managed working capital of $5.7 billion primarily driven by the effect of increased sales and production on accounts payable and the timing of certain supplier payments; (2) OPEB expense in excess of cash payments of $1.7 billion; (3) net income of $0.6 billion excluding depreciation, impairment and amortization of long-lived assets and finite-lived intangible assets (including amortization of debt issuance costs and discounts); partially offset by (4) pension contributions of $4.3 billion primarily to our Canadian hourly and salaried defined benefit pension plans; (5) restructuring payments of $1.2 billion; (6) interest payments of $0.6 billion and (7) sales allowance payments in excess of current period accruals for sales incentives of $0.5 billion driven by a reduction in dealer stock.

Old GM

In the period January 1, 2009 through July 9, 2009 Old GM had negative cash flows from operating activities of $18.3 billion primarily due to: (1) net loss of $8.4 billion excluding Reorganization gains, net, and depreciation, impairment and amortization of long-lived assets and finite-lived intangible assets (including amortization of debt issuance costs and discounts); (2) change in accrued liabilities of $6.8 billion; (3) unfavorable managed working capital of $5.6 billion; and (4) payments of $0.4 billion for reorganization costs associated with the Chapter 11 Proceedings.

In the year ended December 31, 2008 Old GM had negative cash flows from operating activities of $12.1 billion on a Loss from continuing operations of $31.1 billion. Operating cash flows were unfavorably affected by lower volumes and the resulting losses in North America and Western Europe, including the effect that lower production volumes had on working capital balances, and postretirement benefit payments.

Investing Activities

GM

In the year ended December 31, 2010 we had positive cash flows from investing activities of $0.7 billion primarily due to: (1) a net decrease in Restricted cash and marketable securities of $13.0 billion primarily related to withdrawals from the UST Credit Agreement escrow account; (2) proceeds from the liquidation of operating leases of $0.3 billion; (3) proceeds received from the sale of Nexteer of $0.3 billion; (4) proceeds from the sale of property, plants and equipment of $0.2 billion; partially offset by (5) net investments in marketable securities with maturities greater than 90 days of $5.4 billion; (6) capital expenditures of $4.2 billion; and (7) the acquisition of AmeriCredit for $3.5 billion.

In the period July 10, 2009 through December 31, 2009 we had positive cash flows from investing activities of $2.2 billion primarily due to: (1) a reduction in Restricted cash and marketable securities of $5.2 billion primarily related to withdrawals from the UST escrow account; (2) $0.6 billion related to the liquidation of automotive retail leases; (3) an increase as a result of the consolidation of Saab of $0.2 billion; (4) tax distributions of $0.1 billion on Ally Financial common stock; partially offset by (5) net cash payments of $2.0 billion related to the acquisition of Nexteer, four domestic facilities and Class A Membership Interests in New Delphi; and (6) capital expenditures of $1.9 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 Old GM had negative cash flows from investing activities of $21.1 billion primarily due to: (1) increase in Restricted cash and marketable securities of $18.0 billion driven primarily by the establishment of the UST and Canadian escrow accounts; (2) capital expenditures of $3.5 billion; and (3) investment in Ally Financial of $0.9 billion; partially offset by (4) liquidation of operating leases of $1.3 billion.

In the year ended December 31, 2008 Old GM had negative cash flows from investing activities of $1.8 billion primarily related to: (1) capital expenditures of $7.5 billion; (2) an increase in notes receivable of $0.4 billion; partially offset by (3) liquidations of operating leases of $3.6 billion; (4) net liquidations of marketable securities in an amount of $2.1 billion; (5) proceeds for the sale of real estate, plants and equipment of $0.3 billion; and (6) proceeds from the sale of business units and equity investments of $0.2 billion.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Financing Activities

GM

In the year ended December 31, 2010 we had negative cash flows from financing activities of $9.3 billion primarily due to: (1) repayments on the UST Loans and Canadian Loan of $5.7 billion and $1.3 billion; (2) principal payments on the VEBA Notes of $2.5 billion; (3) purchase of the Series A Preferred Stock shares from the UST of $2.1 billion; (4) repayment of GM Daewoo’s revolving credit facility of $1.2 billion; (5) dividend payments on our Series A Preferred Stock of $0.8 billion; (6) payments on the Receivables Program of $0.2 billion; (7) debt issuance fees of $0.2 billion primarily related to establishing our secured revolving credit facility; (8) net payments on other debt of $0.2 billion; partially offset by (9) proceeds from the issuance of Series B Preferred Stock of $4.9 billion.

In the period July 10, 2009 through December 31, 2009 we had positive cash flows from financing activities of $0.3 billion primarily due to: (1) funding of $4.0 billion from the EDC which was converted to our equity; partially offset by (2) payments on the UST Loans of $1.4 billion (including payments of $0.4 billion related to the warranty program); (3) net payments on the German Facility of $1.1 billion; (4) net payments on other debt of $0.4 billion; (5) a net decrease in short-term debt of $0.4 billion; (6) payment on the Canadian Loan of $0.2 billion; (7) net payments on the program announced in March 2009 by the UST to provide financial assistance to automotive suppliers (Receivables Program) of $0.1 billion; and (8) dividend payments on our Series A Preferred Stock of $0.1 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 Old GM had positive cash flows from financing activities of $44.2 billion primarily due to: (1) proceeds from the DIP Facility of $33.3 billion; (2) proceeds from the UST Loan Facility and UST Ally Financial Loan of $16.6 billion; (3) proceeds from the EDC Loan Facility of $2.4 billion; (4) proceeds from the German Facility of $1.0 billion; (5) proceeds from the issuance of long-term debt of $0.3 billion; (6) proceeds from the Receivables Program of $0.3 billion; partially offset by (7) payments on other debt of $6.1 billion; (8) a net decrease in short-term debt of $2.4 billion; and (9) cash of $1.2 billion MLC retained as part of the 363 Sale.

In the year ended December 31, 2008 Old GM had positive cash flows from financing activities of $3.8 billion primarily related to: (1) borrowings on debt facilities of $5.9 billion; (2) borrowing on the UST Loan Facility of $4.0 billion; partially offset by (3) a net decrease in short-term debt of $4.1 billion; (4) debt repayments of $1.7 billion; and (5) dividend payments on Old GM common stock of $0.3 billion.

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

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes net liquid assets balances (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Cash and cash equivalents	$21,061	$22,679
Marketable securities	5,555	134
UST Credit Agreement escrow and HCT escrow	1,008	13,430

Total liquid assets	27,624	36,243
Short-term debt and current portion of long-term debt	(1,616)	(10,221)
Long-term debt	(3,014)	(5,562)

Net liquid assets	$22,994	$20,460

Total liquid assets of $27.6 billion exceeded our debt balances by $23.0 billion at December 31, 2010. The net liquid asset balance of $23.0 billion at December 31, 2010 represented an increase of $2.5 billion compared to a net liquid assets balance of $20.5 billion at December 31, 2009. The change was due to an increase of $5.4 billion in Marketable securities and a decrease of $11.2 billion in Short-term and Long-term debt, partially offset by a reduction of $12.4 billion in the UST Credit Agreement and the HCT escrow balances and a reduction of $1.6 billion in Cash and cash equivalents. The decrease in Short-term and Long-term debt primarily related to: (1) repayment in full of the UST Loans of $5.7 billion; (2) repayment in full of the VEBA Notes (together with accrued interest thereon)of $2.8 billion; (3) repayment in full of the Canadian Loan of $1.3 billion; (4) repayment in full of the GM Daewoo revolving credit facility of $1.2 billion; and (5) repayment in full of the loans related to the Receivables Program of $0.2 billion.

Other Liquidity Issues

Receivables Program

In March 2009 the UST announced that it would provide up to $5.0 billion in financial assistance to automotive suppliers by guaranteeing or purchasing certain of the receivables payable by Old GM and Chrysler LLC. The Receivables Program was to be funded by a loan facility of up to $2.5 billion provided by the UST and by capital contributions from us up to $125 million. In connection with the 363 Sale, we assumed the obligation of the Receivables Program. At December 31, 2009 our equity contributions were $55 million and the UST had outstanding loans of $150 million to the Receivables Program. In March 2010 we repaid these loans in full. The Receivables Program was terminated in accordance with its terms in April 2010. Upon termination, we shared residual capital of $25 million in the program equally with the UST and paid a termination fee of $44 million.

Loan Commitments

We have extended loan commitments to affiliated companies and critical business partners. These commitments can be triggered under certain conditions and expire in the years ranging from 2011 to 2014. At December 31, 2010 we had a total commitment of $600 million outstanding with no amounts loaned.

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

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

DBRS, Moody’s, Fitch, and S&P currently rate our corporate credit at non-investment grade. The following table summarizes our credit ratings at February 15, 2011:

Rating Agency	Corporate	Secured Revolving Credit Facility	Senior Unsecured	Outlook
DBRS	BB	BBB (low)	N/A	Stable
Fitch	BB-	BB+	N/A	Stable
Moody’s	Ba2	Baa3	N/A	Stable
S&P	BB-	BB+	N/A	Positive

Rating actions taken by each of the credit rating agencies from October 6, 2010 through February 15, 2011 were as follows:

DBRS: October 2010 — Assigned an initial Corporate rating of BB and a rating of BBB (low) to our secured revolving credit facility.

Fitch: October 2010 — Assigned an initial Corporate rating of BB- (affirmed in November 2010) and a rating of BB+ to our secured revolving credit facility.

Moody’s: October 2010 — Assigned an initial Corporate rating of Ba2 and assigned a rating of Baa3 to our secured revolving credit facility.

S&P: October 2010 — Assigned an initial Corporate rating of BB- and a rating of BB+ to our secured revolving credit facility. February 2011 — Outlook revised to positive from stable.

The initial ratings assigned by the agencies are an important step towards our objective to attain an investment grade credit rating over the long-term by maintaining a strong balance sheet and reducing financial leverage.

Series A Preferred Stock

Beginning December 31, 2014 we will be permitted to redeem, in whole or in part, the shares of Series A Preferred Stock outstanding, at a redemption price per share equal to $25.00 per share plus any accrued and unpaid dividends, subject to limited exceptions. As a practical matter, our ability to redeem any portion of this $6.9 billion face amount in Series A Preferred Stock will depend upon our having sufficient liquidity.

Automotive Financing

Liquidity Overview

GM Financial’s primary sources of cash are finance charge income, servicing fees, distributions from securitization trusts, borrowings under credit facilities, transfers of finance receivables to trusts in securitization transactions and collections, recoveries on finance receivables and net proceeds from senior notes and convertible senior notes transactions. GM Financial’s primary uses of cash are purchases of finance receivables, repayment of credit facilities, securitization notes payable and other indebtedness, funding credit enhancement requirements for securitization transactions and credit facilities, repurchases of unsecured debt and operating expenses.

GM Financial used cash of $0.9 billion for the purchase of finance receivables in the three months ended December 31, 2010. Generally, these purchases are funded initially utilizing cash and borrowings under credit facilities and subsequently funded in securitization transactions.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Available Liquidity

The following table summarizes GM Financial’s available liquidity (dollars in millions):

Successor
December 31, 2010
Cash and cash equivalents	$195
Borrowing capacity on unpledged eligible receivables	272

Total liquidity	$467

Credit Facilities

In the normal course of business, in addition to using available cash, GM Financial pledges receivables to and borrows under credit facilities to fund operations and repays these borrowings as appropriate under GM Financial’s cash management strategy. The following table summarizes credit facilities at December 31, 2010 (dollars in millions):

	Successor
	Facility Amount	Advances Outstanding
Syndicated warehouse facility (a)	$1,300	$278
Medium-term note facility (b)		490
Bank funding facilities (c)		64

Total		$832

(a)	In February 2011 GM Financial extended the maturity date of the syndicated warehouse facility to May 2012 and increased the borrowing capacity to $2.0 billion from $1.3 billion.

(b)	The revolving period under this facility has ended and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

(c)	The revolving period under this facility has ended and the outstanding debt balance under the bank funding facilities are secured by asset-backed securities of $65 million.

GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the credit facilities and securitization notes payable. GM Financial’s funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or, with respect to the syndicated warehouse facility, restrict GM Financial’s ability to obtain additional borrowings.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Non-Cash Charges (Gains)

The following table summarizes significant non-cash charges (gains) (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Impairment charges related to investment in Ally Financial Common Membership Interests	$—	$—	$—	$7,099
Impairment charges related to investment in Ally Financial common stock	—	270	—	—
Impairment charges related to investment in Ally Financial Preferred Membership Interests	—	—	—	1,001
Net curtailment gain related to finalization of the 2008 UAW Settlement Agreement	—	—	—	(4,901)
Net contingent Adjustment Shares issuable to MLC	(162)	162	—	—
Salaried post-65 healthcare settlement	—	—	—	1,704
Impairment charges related to equipment on operating leases	49	18	63	759
Impairment charges related to long-lived assets	240	2	566	1,010
Impairment charges related to investments in equity and cost method investments	—	4	28	119
Other than temporary impairments charges related to debt and equity securities	—	—	11	62
Impairment charges related to goodwill	—	—	—	610
Gain on the acquisition of GMS	(66)	—	—	—
UAW OPEB healthcare settlement	—	2,571	—	—
CAW settlement	—	—	—	340
Loss (gain) on extinguishment of debt	—	—	(906)	—
Loss on extinguishment of UST Ally Financial Loan	—	—	1,994	—
Gain on conversion of UST Ally Financial Loan	—	—	(2,477)	—
Reorganization gains, net	—	—	(128,563)	—
Valuation allowances against deferred tax assets (a)	(63)	(63)	(751)	1,450

Total significant non-cash charges (gains)	$(2)	$2,964	$(130,035)	$9,253

(a)	Amounts exclude changes related to income tax expense (benefit) in jurisdictions with a full valuation allowance throughout the period. Refer to Note 23 to the consolidated financial statements.

Defined Benefit Pension Plan Contributions

Plans covering eligible U.S. salaried employees hired prior to January 2001 and hourly employees hired prior to October 15, 2007 generally provide benefits of stated amounts for each year of service as well as supplemental benefits for employees who retire with 30 years of service before normal retirement age. Salaried and hourly employees hired after these dates participate in defined contribution or cash balance plans. Our and Old GM’s policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable law and regulation, or to directly pay benefit payments where appropriate. At December 31, 2010 all legal funding requirements had been met.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes contributions made to the defined benefit pension plans or direct payments (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
U.S. hourly and salaried	$4,000	$—	$—	$—
Other U.S.	95	31	57	90
Non-U.S.	777	4,287	529	977

Total contributions	$4,872	$4,318	$586	$1,067

We made a voluntary contribution to our U.S. hourly and salaried defined benefit pension plans of cash of $4.0 billion in December 2010 and 61 million shares of our common stock valued at $2.2 billion for funding purposes in January 2011. The contributed shares qualify as a plan asset for funding purposes immediately, and will qualify as a plan asset for accounting purposes when certain restrictions are removed, which is expected in 2011.

The following table summarizes the underfunded status of pension plans (dollars in billions):

	Successor
	December 31, 2010	December 31, 2009
U.S. hourly and salaried	$11.5	$16.2
U.S. nonqualified	0.9	0.9

Total U.S. pension plans	12.4	17.1
Non-U.S.	9.8	10.3

Total underfunded	$22.2	$27.4

On a U.S. GAAP basis, the U.S. pension plans were underfunded by $12.4 billion and $17.1 billion at December 31, 2010 and 2009. The change in funded status was primarily attributable to the actual return on plan assets of $11.6 billion and contributions of $4.1 billion, partially offset by actuarial losses primarily attributable to discount rate decreases of $5.3 billion and service and interest costs of $5.7 billion.

On a U.S. GAAP basis, the non-U.S. pension plans were underfunded by $9.8 billion and $10.3 billion at December 31, 2010 and 2009. The change in funded status was primarily attributable to: (1) actual return on plan assets of $1.2 billion; (2) employer contributions and benefit payments of $0.8 billion; (3) net favorable foreign currency translations of $0.3 billion; partially offset by (4) service and interest costs of $1.6 billion; and (5) actuarial losses and other of $0.2 billion.

Hourly and salaried OPEB plans provide postretirement life insurance to most U.S. retirees and eligible dependents and postretirement health coverage to some U.S. retirees and eligible dependents. Certain of the non-U.S. subsidiaries have postretirement benefit plans, although most participants are covered by government sponsored or administered programs.

The following table summarizes the underfunded status of OPEB plans (dollars in billions):

	Successor
	December 31, 2010	December 31, 2009
U.S. OPEB plans	$5.7	$5.8
Non-U.S. OPEB plans.	4.2	3.8

Total underfunded	$9.9	$9.6

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service, but does not reflect the effect of the 2009 CAW Agreement which provides for our independent HCT (dollars in millions):

	Successor
	Years Ended December 31,
	Pension Benefits(a)		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans(b)	Non-U.S. Plans
2011	$8,765	$1,460	$451	$189
2012	$8,463	$1,461	$427	$199
2013	$8,186	$1,480	$407	$209
2014	$7,999	$1,513	$391	$220
2015	$7,855	$1,534	$379	$231
2016-2020	$36,033	$7,889	$1,796	$1,287

(a)	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our cash and cash equivalents.

(b)	Benefit payments presented in this table reflect the effect of the implementation of the 2009 UAW Retiree Settlement Agreement, which releases us from UAW retiree healthcare claims incurred after December 31, 2009.

Off-Balance Sheet Arrangements

We do not currently utilize off balance sheet securitization arrangements. All trade or financing receivables and related obligations subject to securitization programs are recorded on our consolidated balance sheets at December 31, 2010 and 2009.

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers’ commitments, certain product-related claims and commercial loans made by Ally Financial and outstanding with certain third parties excluding vehicle repurchase obligations, residual support and risk sharing related to Ally Financial. The maximum potential obligation under these commitments was $581 million at December 31, 2010. The maximum potential obligation under these commitments was $1.0 billion at December 31, 2009.

In May 2009 Old GM and Ally Financial agreed to expand repurchase obligations for Ally Financial financed inventory at certain dealers in Europe, Asia, Brazil and Mexico. In November 2008 Old GM and Ally Financial agreed to expand repurchase obligations for Ally Financial financed inventory at certain dealers in the United States and Canada. Our current agreement with Ally Financial requires the repurchase of Ally Financial financed inventory invoiced to dealers after September 1, 2008, with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer’s sales and service agreement. Repurchase obligations exclude vehicles which are damaged, have excessive mileage or have been altered. The repurchase obligation ended in August 2010 for vehicles invoiced through August 2009, ends in August 2011 for vehicles invoiced through August 2010 and ends in August 2012 for vehicles invoiced through August 2011.

The maximum potential amount of future payments required to be made to Ally Financial under this guarantee would be based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock and is estimated to be $18.8 billion at December 31, 2010. This amount was estimated to be $14.2 billion at December 31, 2009. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer or at auction. The fair value of the guarantee was $21 million and $46 million at December 31, 2010 and 2009 which considers the likelihood of dealers terminating and estimated the loss exposure for the ultimate disposition of vehicles.

Refer to Notes 22 and 32 to our consolidated financial statements for additional information on guarantees we have provided.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at December 31, 2010 (dollars in millions):

	Payments Due by Period
	2011	2012-2013	2014-2015	2016 and after	Total
Automotive debt (a)	$1,488	$1,014	$160	$3,209	$5,871
Automotive Financing debt (b)	3,495	2,658	766	—	6,919
Capital lease obligations	127	138	99	297	661
Automotive interest payments (c)	169	280	308	683	1,440
Automotive Financing interest payments (d)	175	146	40	1	362
Postretirement benefits (e)	469	164	—	—	633
Contractual commitments for capital expenditures	1,165	2	—	—	1,167
Operating lease obligations (f)	460	609	401	492	1,962
Other contractual commitments:
Material	1,071	1,541	322	73	3,007
Information technology	956	156	16	—	1,128
Marketing	761	393	200	136	1,490
Facilities	146	151	65	10	372
Rental car repurchases	4,309	—	—	—	4,309
Policy, product warranty and recall campaigns liability	2,884	3,151	790	206	7,031
Other	87	33	—	—	120

Total contractual commitments (g) (h) (i)	$17,762	$10,436	$3,167	$5,107	$36,472

Non-contractual postretirement benefits (j)	$171	$1,078	$1,221	$21,182	$23,652

(a)	Projected future payments on lines of credit were based on amounts drawn at December 31, 2010.

(b)	GM Financial credit facilities and securitization notes payable have been classified based on expected payoff date. Senior notes and convertible senior notes principal amounts have been classified based on maturity date.

(c)	Amounts include Automotive interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Automotive interest payments based on variable interest rates were determined using the current interest rate in effect at December 31, 2010.

(d)	GM Financial interest payments are calculated based on LIBOR plus the respective credit spreads and specified fees associated with the medium-term note facility and the syndicated warehouse facility, the coupon rate for the senior notes and convertible senior notes and a fixed rate of interest for securitization notes payable. GM Financial interest payments on the floating rate tranches of the securitization notes payable were converted to a fixed rate based on the floating rate plus any expected hedge payments.

(e)	Amounts include other postretirement benefit payments under the current U.S. contractual labor agreements for 2011 and Canada labor agreements through 2012 and 2013. Amounts do not include pension funding obligations, which are discussed below under the caption “Required Pension Funding Obligations.”

(f)	Amounts include operating lease obligations for both Automotive and Automotive Financing. Automotive is included net of sublease income.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(g)	Future payments in local currency amounts were translated into U.S. Dollars using the balance sheet spot rate at December 31, 2010.

(h)	Amounts do not include future cash payments for long-term purchase obligations and other accrued expenditures (unless specifically listed in the table above) which were recorded in Accounts payable or Accrued liabilities at December 31, 2010.

(i)	Amounts exclude the future annual contingent obligations of Euro 265 million in the years 2011 to 2014 related to our Opel/Vauxhall restructuring plan.

(j)	Amount includes all expected future payments for both current and expected future service at December 31, 2010 for other postretirement benefit obligations for salaried employees and hourly other postretirement benefit obligations extending beyond the current North American union contract agreements. Amounts do not include pension funding obligations, which are discussed below under the caption “Required Pension Funding Obligations.”

The table above does not reflect unrecognized tax benefits of $5.2 billion due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. We expect to settle a contested income tax matter in GMSA for cash of $0.2 billion in 2011.

The table above also does not reflect certain contingent loan and funding commitments that we have made with suppliers, other third parties and certain joint ventures. At December 31, 2010 we had commitments of $0.6 billion under these arrangements that were undrawn.

Required Pension Funding Obligations

We do not have any required contributions due to our U.S. qualified plans in 2011. The next pension funding valuation to be prepared based on the requirements of the PPA of 2006 will be as of October 1, 2010. Based on the PPA, we have the option to select a funding interest rate for the valuation based on either the Full Yield Curve method or the 3-Segment method, both of which are considered to be acceptable methods. The PPA also provides the flexibility of selecting a 3-Segment rate up to the preceding five months from the valuation date of October 1, 2010, i.e., the 3-Segment rate at May 31, 2010. Therefore, for a hypothetical funding valuation at December 31, 2010 we have assumed the 3-Segment rate at May 31, 2010 as the base for funding interest rate that we could use for the actual funding valuation. Since this hypothetical election does not limit us to only using the 3-Segment rate beyond 2010, we have assumed that we retain the flexibility of selecting a funding interest rate based on either the Full Yield Curve method or the 3-Segment method. A hypothetical funding valuation at December 31, 2010 using the 3-Segment rate at May 31, 2010 for plan year beginning October 1, 2010 funding valuation, and assuming the December 31, 2010 Full Yield Curve funding interest rate for all future funding valuations projects contributions of $2.3 billion, and $1.2 billion in 2015 and 2016.

Alternatively, a hypothetical funding valuation at December 31, 2010 using the 3-Segment rate at May 31, 2010 for plan year beginning October 1, 2010 funding valuation and assuming the December 31, 2010 3-Segment interest rate for all future valuation projects contributions of $0.3 billion in 2016.

In both cases, we have assumed that the pension plans earn the expected return of 8.0% in the future and no changes in funding rates. U.S. pension funding interest rate and return on assets rate sensitivity are shown below, assuming the 3-segment rate at May 31, 2010 for plan year beginning on October 1, 2010 funding valuation and the full yield curve interest rate for all future valuations (in billions):

	Funding Interest Rate Sensitivity Table					Estimated Return on Assets–7% - 100 basis point decrease
	50 basis point increase	25 basis point increase	Base Line	25 basis point decrease	50 basis point decrease
2011	$—	$—	$—	$—	$—	$—
2012	$—	$—	$—	$—	$—	$—
2013	$—	$—	$—	$—	$—	$—
2014	$—	$—	$—	$—	$0.5	$—
2015	$—	$0.7	$2.3	$4.0	$5.1	$3.1
2016	$0.7	$1.5	$1.2	$1.0	$0.8	$2.9

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In January 2011 we completed the previously announced voluntary contribution of 61 million shares of our common stock to our U.S. hourly and salaried pension plans, valued at $2.2 billion for funding purposes. This was a voluntary contribution and the amount is reflected in the plan assets used to project the future required contributions above since the contributed shares qualify as a plan asset for funding purposes immediately. The contributed shares will qualify as a plan asset for accounting purposes when certain transfer restrictions are removed, which is expected in 2011.

The hypothetical valuations do not consider the potential election of relief provisions that are available to us under the Pension Relief Act of 2010 (PRA) for 2010 and 2011 plan year valuations.

We expect to contribute $95 million to our U.S. non-qualified plans and $740 million to our non-U.S. pension plans in 2011.

Fair Value Measurements

Automotive

At December 31, 2010 assets and liabilities classified in Level 3 were not significant. Prior to the three months ended December 31, 2010 significant assets and liabilities classified in Level 3, with the related Level 3 inputs, were as follows:

•

Foreign currency derivatives — Level 3 inputs used to determine the fair value of foreign currency derivative liabilities include the appropriate credit spread to measure our nonperformance risk. Given our nonperformance risk was not observable through a liquid credit default swap market we based this measurement on an analysis of comparable industrial companies to determine the appropriate credit spread which would be applied to us and Old GM by market participants. In the three months ended December 31, 2010 we incorporated our published credit agency ratings into our credit rating conclusions. In the three months ended December 31, 2010 we determined that our nonperformance risk no longer represents a significant input in the determination of the fair value of our foreign currency derivative liabilities. We have transferred these liabilities to Level 2.

Refer to Notes 21 and 24 to our consolidated financial statements for additional information regarding fair value measurements.

Level 3 Assets and Liabilities

At December 31, 2010 we used Level 3 inputs to measure net liabilities of $14 million (or less than 0.1%) of our total liabilities. These net liabilities included $10 million (or less than 0.1%) of the total assets, and $24 million (or 16.4%) of the total liabilities that we measured at fair value.

In the year ended December 31, 2010 assets and liabilities measured using Level 3 inputs decreased $658 million from a net liability of $672 million to a net liability of $14 million. This reduction was primarily due to unrealized and realized gains on derivatives, the settlement of derivative positions according to their terms and maturities and the reclassification of outstanding derivative contracts from Level 3 to Level 2 during the three months ended December 31, 2010.

At December 31, 2010 our nonperformance risk remains unobservable through a liquid credit default swap market. During the three months ended December 31, 2010 we determined that our nonperformance risk no longer represents significant input in the determination of the fair value of our derivatives. The effect of our nonperformance risk in the valuation has been reduced due to the reduction in the remaining duration and magnitude of these net derivative liability positions. In October 2010 we transferred foreign currency derivatives with a fair market value of $183 million from Level 3 to Level 2.

At December 31, 2009 we used Level 3 inputs to measure net liabilities of $672 million (or 0.6%) of our total liabilities. These net liabilities included $33 million (or 0.1%) of the total assets, and $705 million (or 98.7%) of the total liabilities (all of which were derivative liabilities) that we measured at fair value. At December 31, 2009 we also included a nonperformance risk adjustment of $47 million in the fair value measurement of these derivatives which reflects a discount of 6.5% to the fair value before considering our credit risk.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

For periods presented from June 1, 2009 through September 30, 2009 nonperformance risk for us and Old GM was not observable through a liquid credit default swap market as a result of the Chapter 11 Proceedings and lack of traded instruments for us after the 363 Sale. Foreign currency derivatives with a fair market value of $1.6 billion were transferred from Level 2 to Level 3 in the period January 1, 2009 through July 9, 2009.

In the three months ended March 31, 2009 Old GM determined the credit profile of certain foreign subsidiaries was equivalent to Old GM’s nonperformance risk which was observable through the credit default swap market and bond market based on prices for recent trades. Foreign currency derivatives with a fair value of $2.1 billion were transferred from Level 3 into Level 2.

Realized gains and losses related to assets and liabilities measured using Level 3 inputs did not have a material effect on operations, liquidity or capital resources in the year ended December 31, 2010 and the periods July 10, 2009 through December 31, 2009, January 1, 2009 through July 9, 2009 and the year ended December 31, 2008.

Automotive Financing

At December 31, 2010 significant assets and liabilities classified in Level 3, with the related Level 3 inputs, are as follows:

•

Interest rate swaps – Level 3 inputs are used to determine the fair value of GM Financial’s interest rate swaps because they are not exchange traded but instead traded in over-the-counter markets where quoted market prices are not readily available. The fair value of derivatives is derived using models that primarily use market observable inputs, such as interest rate yield curves and credit curves. The effects of GM Financial’s and the counterparties’ non-performance risk to the derivative trades is considered when measuring the fair value of derivative assets and liabilities.

Refer to Notes 21 and 24 to our consolidated financial statements for additional information regarding fair value measurements.

Dividends

The declaration of any dividend on our common stock is a matter to be acted upon by our Board of Directors in its sole discretion. Since our formation, we have not paid any dividends on our common stock. We have no current plans to pay any dividends on our common stock. Our payment of dividends on our common stock in the future, if any, will be determined by our Board of Directors in its sole discretion out of funds legally available for that purpose and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, the covenants in our debt instruments, and other factors.

So long as any share of our Series A or B Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our Series A and B Preferred Stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. Our secured revolving credit facility contains certain restrictions on our ability to pay dividends, subject to exceptions, such as dividends payable solely in shares of our common stock.

So long as any share of our Series A Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our Series B Preferred Stock unless all accrued and unpaid dividends have been paid on our Series A Preferred Stock, subject to exceptions, such as dividends on our Series B Preferred Stock solely in shares of our common stock.

The following tables summarize dividends paid on our Series A and B Preferred Stock (dollars in millions):

	Three Months Ended December 31, 2010	Three Months Ended September 30, 2010	Three Months Ended June 30, 2010	Three Months Ended March 31, 2010	Year Ended December 31, 2010 Total
Series A Preferred Stock (a)	$202	$203	$202	$203	$810
Series B Preferred Stock (b)	—	—	—	—	—

Total Preferred Stock dividends paid	$202	$203	$202	$203	$810

(a)	Does not include the $677 million charge related to the purchase of 84 million shares of Series A Preferred Stock from the UST.

(b)	At December 31, 2010 cumulative unpaid dividends on our Series B Preferred Stock was $25 million.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended December 31, 2009	July 10, 2009 Through September 30, 2009	July 10, 2009 Through December 31, 2009
Series A Preferred Stock (a)	$203	$146	$349

(a)	Prior to December 31, 2009 the 260 million shares of Series A Preferred Stock issued to the New VEBA were not considered outstanding for accounting purposes due to the terms of the 2009 UAW Retiree Settlement Agreement. As a result, $105 million of the $146 million of dividends paid in the three months ended September 30, 2009 and $147 million of the $203 million dividends paid in the three months ended December 31, 2009 were recorded as a reduction of Postretirement benefits other than pensions.

Our payment of dividends in the future, if any, will be determined by our Board of Directors and will be paid out of funds legally available for that purpose.

Critical Accounting Estimates

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. We have discussed the development, selection and disclosures of our critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosures relating to these estimates.

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

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our discounted forecast of expected future cash flows included:

•

Forecasted cash flows for the six months ended December 31, 2009 and the years ending December 31, 2010 through 2014, for each of Old GM’s former segments including GMNA, GME, GM Latin America/Africa/Middle East (GMLAAM) and GM Asia Pacific (GMAP) and for certain subsidiaries that incorporated:

•	Industry SAAR of vehicle sales and our related market share as follows:

•	Worldwide — 59.1 million vehicles and market share of 11.9% in 2010 increasing to 81.0 million vehicles and market share of 12.2% in 2014;

•	North America — 14.2 million vehicles and market share of 17.8% in 2010 increasing to 19.8 million vehicles and decreasing market share of 17.6% in 2014;

•	Europe — 16.8 million vehicles and market share of 9.5% in 2010 increasing to 22.5 million vehicles and market share of 10.3% in 2014;

•	LAAM — 6.1 million vehicles and market share of 18.0% in 2010 increasing to 7.8 million vehicles and market share of 18.4% in 2014; and

•	AP — 22.0 million vehicles and market share of 8.4% in 2010 increasing to 30.8 million vehicles and market share of 8.6% in 2014.

•	Projected product mix, which incorporates the 2010 introductions of the Chevrolet Volt, Chevrolet/Holden Cruze, Cadillac CTS Coupe, Opel/Vauxhall Meriva and Opel/Vauxhall Astra Station Wagon;

•	Projected changes in our cost structure due to restructuring initiatives that encompass reduction of hourly and salaried employment levels by approximately 18,000;

•	The terms of the 2009 UAW Retiree Settlement Agreement, which released us from UAW retiree healthcare claims incurred after December 31, 2009;

•	Projected capital spending to support existing and future products, which range from $4.9 billion in 2010 to $6.0 billion in 2014; and

•	Anticipated changes in global market conditions.

•

A terminal value, which was determined using a growth model that applied long-term growth rates ranging from 0.5% to 6.0% and a weighted-average long-term growth rate of 2.6% to our projected cash flows beyond 2014. The long-term growth rates were based on our internal projections as well as industry growth prospects; and

•

Discount rates that considered various factors including bond yields, risk premiums, and tax rates to determine a weighted-average cost of capital (WACC), which measures a company’s cost of debt and equity weighted by the percentage of debt and equity in a company’s target capital structure. We used discount rates ranging from 16.5% to 23.5% and a weighted-average rate of 22.8%.

To estimate the value of our investment in nonconsolidated affiliates we used multiple valuation techniques, but we primarily used discounted cash flow analysis. Our excess cash of $33.8 billion, including Restricted cash and marketable securities of $21.2 billion, represents cash in excess of the amount necessary to conduct our ongoing day-to-day business activities and to keep them running as a going concern. Refer to Note 15 to our consolidated financial statements for additional discussion of Restricted cash and marketable securities.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following table reconciles our enterprise value to our estimated reorganization value and the estimated fair value of our Equity (in millions except per share amounts):

Successor
July 10, 2009
Enterprise value	$36,747
Plus: Fair value of operating liabilities (a)	80,832

Estimated reorganization value (fair value of assets) (b)	117,579
Adjustments to tax and employee benefit-related assets (c)	(6,074)
Goodwill (c)	30,464

Carrying amount of assets	$141,969

Enterprise value	$36,747
Less: Fair value of debt	(15,694)
Less: Fair value of warrants issued to MLC (additional paid-in-capital)	(2,405)
Less: Fair value of liability for Adjustment Shares	(113)
Less: Fair value of noncontrolling interests	(408)
Less: Fair value of Series A Preferred Stock (d)	(1,741)

Fair value of common equity (common stock and additional paid-in capital)	$16,386

Common shares outstanding (d)	1,238
Per share value	$13.24

(a)	Operating liabilities are our total liabilities excluding the liabilities listed in the reconciliation above of our enterprise value to the fair value of our common equity.

(b)	Reorganization value does not include assets with a carrying amount of $1.8 billion and a fair value of $2.0 billion at July 9, 2009 that MLC retained.

(c)	The application of fresh-start reporting resulted in the recognition of goodwill. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than at fair value and the difference between the U.S. GAAP and fair value amounts gives rise to goodwill, which is a residual. Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in goodwill. Our employee benefit related obligations were recorded in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits” (ASC 712) and ASC 715 and deferred income taxes were recorded in accordance with ASC 740.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(d)	The 260 million shares of Series A Preferred Stock, 263 million shares of our common stock, and warrant to acquire 46 million shares of our common stock issued to the New VEBA on July 10, 2009 were not considered outstanding until the UAW retiree medical plan was settled on December 31, 2009. The fair value of these instruments was included in the liability recognized at July 10, 2009 for this plan. The common shares issued to the New VEBA are excluded from common shares outstanding at July 10, 2009. Refer to Note 20 to our consolidated financial statements for a discussion of the termination of our UAW hourly retiree medical plan and Mitigation Plan and the resulting payment terms to the New VEBA.

The following table summarizes the approximate effects that a change in the WACC and long-term growth rate assumptions would have had on our determination of the fair value of our common equity at July 10, 2009 keeping all other assumptions constant (dollars in billions except per share amounts):

Change in Assumption	Effect on Fair Value of Common Equity at July 10, 2009		Effect on Per Share Value at July 10, 2009
Two percentage point decrease in WACC	+$	2.9	+$	2.35
Two percentage point increase in WACC	–$	2.4	–$	1.92

One percentage point increase in long-term growth rate	+$	0.5	+$	0.40
One percentage point decrease in long-term growth rate	–$	0.5	–$	0.37

In order to estimate these effects, we adjusted the WACC and long-term growth rate assumptions for each of Old GM’s former segments and for certain subsidiaries. The aggregated effect of these assumption changes on each of Old GM’s former segments and for certain subsidiaries does not necessarily correspond to assumption changes made at a consolidated level.

Pensions

The defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected rate of return on plan assets and a discount rate. Due to significant events, including those discussed in Note 20 to our consolidated financial statements, certain of the pension plans were remeasured at various dates in the year ended December 31, 2010, the periods July 10, 2009 through December 31, 2009, January 1, 2009 through July 9, 2009 and in the year ended December 31, 2008.

Net pension expense is calculated based on the expected return on plan assets and not the actual return on plan assets. The expected return on U.S. plan assets that is included in pension expense is determined from periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks using standard deviations and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. In December 2010 an analysis of the investment policy was completed for the U.S. pension plans which reduced the expected return on assets to 8.0% from 8.5% at December 31, 2009. The decrease in expected return on assets is primarily related to lower bond yields and updated return assumptions for equities and equity-like asset classes. Differences between the expected return on plan assets and the actual return on plan assets are recorded in Accumulated other comprehensive income (loss) as an actuarial gain or loss, and subject to possible amortization into net pension expense over future periods. A market-related value of plan assets, which averages gains and losses over a period of years, is utilized in the determination of future pension expense. For substantially all pension plans, market-related value is defined as an amount that initially recognizes 60.0% of the difference between the actual fair value of assets and the expected calculated value, and 10.0% of that difference over each of the next four years. The market-related value of assets at December 31, 2010 used to determine U.S. and non-U.S. net periodic pension income for the year ending December 31, 2011 was $4.1 billion and $0.3 billion lower than the actual fair value of plan assets at December 31, 2010.

Another key assumption in determining net pension expense is the assumed discount rate to be used to discount plan obligations. We estimate this rate for U.S. plans using a cash flow matching approach, which uses projected cash flows matched to spot rates along

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. Old GM used an iterative process to determine the discount rate based on a hypothetical investment in a portfolio of high-quality bonds rated AA or higher by a recognized rating agency and a hypothetical reinvestment of the proceeds of such bonds upon maturity using forward rates derived from a yield curve until the U.S. pension obligation was defeased. This reinvestment component was incorporated into the methodology because it was not feasible, in light of the magnitude and time horizon over which U.S. pension obligations extend, to accomplish full defeasance through direct cash flows from an actual set of bonds selected at any given measurement date.

The benefit obligation for pension plans in Canada, the United Kingdom and Germany comprise 92% of the non-U.S. pension benefit obligation at December 31, 2010. The discount rates for Canadian plans are determined using a cash flow matching approach, similar to the U.S. approach. The discount rates for plans in the United Kingdom and Germany use a curve derived from high quality corporate bonds with maturities consistent with the plans’ underlying duration of expected benefit payments.

The following table summarizes rates used to determine net pension expense:

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Weighted-average expected long-term rate of return on U.S. plan assets	8.48%	8.50%	8.50%	8.50%
Weighted-average expected long-term rate of return on non-U.S. plan assets	7.42%	7.97%	7.74%	7.78%
Weighted-average discount rate for U.S. plan obligations	5.36%	5.63%	6.27%	6.56%
Weighted-average discount rate for non-U.S. plan obligations	5.19%	5.82%	6.23%	5.77%

Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effect of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to expense over future periods.

The following table summarizes the unamortized actuarial gain (before tax) on pension plans (dollars in billions):

	Successor
	December 31, 2010	December 31, 2009
Unamortized actuarial gain	$2.9	$3.0

The following table summarizes the actual and expected return on pension plan assets (dollars in billions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
U.S. actual return	$11.6	$9.9	$(0.2)	$(11.4)
U.S. expected return	$6.6	$3.0	$3.8	$8.0
Non-U.S. actual return	$1.2	$1.2	$0.2	$(2.9)
Non-U.S. expected return	$1.0	$0.4	$0.4	$1.0

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant (dollars in millions):

	Successor
	U.S. Plans				Non-U.S. Plans
	Effect on 2011 Pension Expense		Effect on December 31, 2010 PBO		Effect on 2011 Pension Expense		Effect on December 31, 2010 PBO
25 basis point decrease in discount rate	–$	110	+$	2,540	–$	7	+$	714
25 basis point increase in discount rate	+$	90	–$	2,470	+$	10	–$	677
25 basis point decrease in expected return on assets	+$	210		—	+$	35		—
25 basis point increase in expected return on assets	–$	210		—	–$	35		—

The U.S. pension plans generally provide covered U.S. hourly employees hired prior to October 15, 2007 with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. Early retirement supplements are also provided to those who retire prior to age 62. Hourly employees hired after October 15, 2007 participate in a cash balance pension plan. Formulas providing for such stated amounts are contained in the applicable labor contract. Pension expense and the pension obligations do not consider any future benefit increases or decreases that may occur beyond current labor contracts. The usual cycle for negotiating new labor contracts is every four years. We do not have a past practice of maintaining a consistent level of benefit increases or decreases from one contract to the next.

The following data illustrates the sensitivity of changes in pension expense and pension obligation based on the last remeasurement of the U.S hourly pension plan at December 31, 2010, as a result of changes in future benefit units for U.S. hourly employees, effective after the expiration of the current contract (dollars in millions):

	Successor
Change in future benefit units	Effect on 2011 Pension Expense		Effect on December 31, 2010 PBO
One percentage point increase in benefit units	+$	81	+$	240
One percentage point decrease in benefit units	–$	79	–$	233

We utilize a variety of pricing sources to estimate the fair value of our pension assets, including: independent pricing vendors, dealer or counterparty supplied valuations, third party appraisals, appraisals prepared by investment managers, or investment sponsor or third party administrator supplied net asset value (or its equivalent) per share (NAV) used as a practical expedient.

A significant portion of our pension assets are classified in Level 3. Pension assets for which fair value is determined through the use of NAV and for which we may not have the ability to redeem our entire investment with the investee at NAV as of the measurement date or in the near-term, are classified in Level 3. We classify pension assets that include significant unobservable inputs in Level 3.

Significant assets classified in Level 3, with the related Level 3 inputs to the valuation that may be subject to volatility and change, and additional considerations for leveling, are as follows:

•

Government, agency and corporate debt securities — Pricing services and dealers often use proprietary pricing models which incorporate unobservable inputs. These inputs primarily consist of yield and credit spread assumptions. Management may consider other security attributes such as liquidity, market activity, price level, credit ratings and geo-political risk, in assessing the observability of inputs used by pricing services or dealers, which may affect classification in the fair value hierarchy.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•

Group annuity contracts – The value of each group annuity contract or policy depends, in part, on the values of the units of the separately managed investment accounts backing the contract. The fair value of the separately managed investment account assets is based on the fair value of the underlying assets owned by these accounts. The separately managed investment accounts, which typically calculate NAV, and underlying assets are valued in accordance with the valuation policies of the respective insurers. Inherent restrictions that do not allow redemption of our entire investment at NAV at the measurement date or in the near-term are the primary considerations for these investments being classified in Level 3.

•

Agency and non-agency mortgage and other asset-backed securities — Pricing services and dealers often use proprietary pricing models which incorporate unobservable inputs. These inputs typically consist of prepayment curves, discount rates, default assumptions and recovery rates. Management may consider other security attributes such as liquidity, market activity, price level, credit ratings and geo-political risk, in assessing the observability of inputs used by pricing services or dealers, which may affect classification in the fair value hierarchy.

•

Investment funds, private equity and debt investments, and real estate assets — The funds and certain special purpose entities valued using NAV, and in which we may not have the ability to redeem our entire investment with the investee at NAV at the measurement date or in near-term, are classified in Level 3. The Level 3 inputs for these investments include NAV provided by the investment sponsor or third party administrator. When NAV was not used as a practical expedient, the fair value estimates provided by investment sponsors are used. These fair value estimates are reviewed, and in cases where these estimates do not represent fair value they may be adjusted by management based on changes in the composition or performance of the underlying investments or comparable investments, overall market conditions, and other economic factors. Such fair value adjustments at December 31, 2009 and 2010 were not significant.

Refer to Note 4 to our consolidated financial statements for a more detailed discussion of the inputs used to determine fair value for each significant asset class or category.

Other Postretirement Benefits

OPEB plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including a discount rate and healthcare cost trend rates. Old GM estimated the discount rate using an iterative process based on a hypothetical investment in a portfolio of high-quality bonds rated AA or higher by a recognized rating agency and a hypothetical reinvestment of the proceeds of such bonds upon maturity using forward rates derived from a yield curve until the U.S. OPEB obligation was defeased. This reinvestment component was incorporated into the methodology because it was not feasible, in light of the magnitude and time horizon over which the U.S. OPEB obligations extend, to accomplish full defeasance through direct cash flows from an actual set of bonds selected at any given measurement date.

Beginning in September 2008, the discount rate used for the benefits to be paid from the UAW retiree medical plan during the period September 2008 through December 2009 was based on a yield curve which used projected cash flows of representative high-quality AA rated bonds matched to spot rates along a yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. All other U.S. OPEB plans started using a discount rate based on a yield curve on July 10, 2009. The UAW retiree medical plan was settled on December 31, 2009 and the plan assets were contributed to the New VEBA as part of the payment terms under the 2009 UAW Retiree Settlement Agreement. We are released from UAW retiree healthcare claims incurred after December 31, 2009.

The significant non-U.S. OPEB plans cover Canadian employees. The discount rates for the Canadian plans are determined using a cash flow matching approach, similar to the U.S. OPEB plans.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the weighted-average discount rate used to determine net OPEB expense for the significant plans:

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Weighted-average discount rate for U.S. plans	5.57%	6.81%	8.11%	7.02%
Weighted-average discount rate for non-U.S. plans	5.22%	5.47%	6.77%	5.90%

As a result of modifications made as part of the 363 Sale, there are no significant uncapped U.S. healthcare plans remaining at December 31, 2010 and, therefore, the healthcare cost trend rate no longer has a significant effect in the U.S. An estimate is developed of the healthcare cost trend rates used to value benefit obligations for non-U.S. plans through review of historical retiree cost data and near-term healthcare outlook which includes appropriate cost control measures that have been implemented. Changes in the healthcare cost trend rate can have significant effect on the actuarially determined obligation and related OPEB expense.

The following table summarizes the healthcare cost trend rates used in the remeasurement of the APBO:

	Successor
	December 31, 2010	December 31, 2009
Assumed Healthcare Trend Rates	Non-U.S. Plans (a)	Non-U.S. Plans
Initial healthcare cost trend rate	5.6%	5.4%
Ultimate healthcare cost trend rate	3.4%	3.3%
Number of years to ultimate trend rate	8	8

(a)	The implementation of the HCT in Canada is anticipated and will significantly reduce our exposure to changes in the healthcare cost trend rate.

The following table summarizes the effect of a one-percentage point change in the assumed healthcare trend rates based on the last remeasurement of the benefit plans at December 31, 2010 (dollars in millions):

	Successor
	Non-U.S. Plans (a)
Change in Assumption	Effect on 2011 Aggregate Service and Interest Cost		Effect on December 31, 2010 APBO
One percentage point increase	+$	31	+$	491
One percentage point decrease	–$	25	–$	392

(a) The implementation of the HCT in Canada is anticipated and will significantly reduce our exposure to changes in the healthcare cost trend rate.

Layoff Benefits

UAW employees are provided with reduced wages and continued coverage under certain employee benefit programs through the SUB and TSP job security programs. The number of weeks that an employee receives these benefits depends on the employee’s classification as well as the number of years of service that the employee has accrued. A similar tiered benefit is provided to CAW employees. Considerable management judgment and assumptions are required in calculating the related liability, including productivity initiatives, capacity actions and federal and state unemployment payments. The assumptions for the related benefit costs include the incidence of mortality, retirement, turnover and the healthcare trend rate, which are applied on a consistent basis with other U.S. hourly benefit plans. While we believe our judgments and assumptions are reasonable, changes in the assumptions underlying these estimates, which we revise each quarter, could result in a material effect on the financial statements in a given period.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Deferred Taxes / Valuation Allowances

We establish and Old GM established valuation allowances for deferred tax assets based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider and Old GM considered the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors, including but not limited to:

•	Nature, frequency, and severity of recent losses;

•	Duration of statutory carryforward periods;

•	Historical experience with tax attributes expiring unused; and

•	Near- and medium-term financial outlook.

Concluding a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize and Old GM utilized a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years, as adjusted for non-recurring matters.

The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

Though objective and verifiable negative evidence continues to outweigh positive evidence in our key valuation allowance jurisdictions, we are experiencing positive evidence trends in various jurisdictions. South Korea and Australia are farther ahead in this trend of sustained operating profits and taxable income. U.S. and Canada operations are showing early signs of this positive evidence trend, and Germany, Spain and the United Kingdom operations are not yet experiencing such a favorable shift. To the extent this trend continues, it is reasonably possible our conclusion regarding the need for full valuation allowances could change, resulting in the reversal of some or all of the valuation allowances.

Refer to Note 23 to our consolidated financial statements for additional information regarding deferred taxes and valuation allowances.

Valuation of Vehicle Operating Leases and Lease Residuals

In accounting for vehicle operating leases, a determination is made at the inception of a lease of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from nine months to five years. A customer is obligated to make payments during the term of a lease to the contract residual. A customer is not obligated to purchase a vehicle at the end of a lease, and we are and Old GM was exposed to a risk of loss to the extent the value of a vehicle is below the residual value estimated at contract inception.

Residual values are initially determined by consulting independently published residual value guides. Realization of residual values is dependent on the future ability to market vehicles under prevailing market conditions. Over the life of a lease, the adequacy of the

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

estimated residual value is evaluated and adjustments are made to the extent the expected value of a vehicle at lease termination declines. Adjustments may be in the form of revisions to depreciation rates or recognition of impairment charges. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying amount of the leased vehicle. Additionally, for automotive retail leases, an adjustment may also be made to the estimate of sales incentive accruals for residual support and risk sharing programs initially recorded when the vehicles are sold.

With respect to residual values of automotive leases to daily rental car companies, due to the short-term nature of the operating leases, Old GM historically had forecasted auction proceeds at lease termination. In the three months ended December 31, 2008 forecasted auction proceeds in the United States differed significantly from actual auction proceeds due to highly volatile economic conditions, in particular a decline in consumer confidence and available consumer credit, which affected the residual values of vehicles at auction. Due to these significant uncertainties, Old GM determined that it no longer had a reliable basis to forecast auction proceeds in the United States and began utilizing current auction proceeds to estimate the residual values in the impairment analysis for the automotive leases to daily rental car companies, which is consistent with Old GM’s impairment analyses for automotive retail leases. As a result of this change in estimate, Old GM recorded an incremental impairment charge of $144 million in the three months ended December 31, 2008 related to the automotive leases to daily rental car companies.

The following table summarizes recorded impairment charges related to automotive retail leases to daily rental car companies and automotive retail leases (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Automotive retail leases to daily rental car companies	$49	$18	$47	$382
Automotive retail leases (a)	$—	$—	$16	$377

(a)	The year ended December 31, 2008 includes an increase in intersegment residual support and risk sharing reserves of $220 million recorded as a reduction of revenue in GMNA.

We continue to use the lower of forecasted or current auction proceeds to estimate residual values for impairment purposes. Significant differences between the estimate of residual values and actual experience may materially affect impairment charges recorded, if any, and the rate at which vehicles in Equipment on operating leases, net are depreciated. Significant differences will also affect the residual support and risk sharing reserves established as a result of certain agreements with Ally Financial, whereby Ally Financial is reimbursed up to an agreed-upon percentage of certain residual value losses they experience on their operating lease portfolio. During the year ended December 31, 2010 we recorded favorable adjustments to our residual support and risk sharing liabilities of $0.6 billion in the U.S. due to increases in estimated residual values.

The following table illustrates the effect of changes in our estimate of vehicle sales proceeds at lease termination on residual support and risk sharing reserves related to vehicles owned by Ally Financial at December 31, 2010 and 2009 holding all other assumptions constant (dollars in millions):

	Successor
	December 31, 2010 Effect on Residual Support and Risk Sharing Reserves		December 31, 2009 Effect on Residual Support and Risk Sharing Reserves
10% increase in vehicle sales proceeds	–$	73	–$	534
10% decrease in vehicle sales proceeds	+$	196	+$	381

The critical assumptions underlying the estimated carrying amount of leased vehicles included within Equipment on operating leases, net include: (1) estimated market value information obtained and used in estimating residual values; (2) proper identification and estimation of business conditions; (3) remarketing abilities; and (4) vehicle and marketing programs. Changes in these assumptions could have a significant effect on the estimate of residual values.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Due to the contractual terms of our residual support and risk sharing agreements with Ally Financial, which currently limit our maximum obligation to Ally Financial should vehicle residual values decrease, an increase in sales proceeds does not have the equivalent offsetting effect on our residual support and risk sharing reserves as a decrease in sales proceeds.

The following table summarizes the maximum obligation and recorded receivables and liabilities associated with the contractual terms of our residual support and risk sharing agreements with Ally Financial (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Maximum obligation
Residual support	$523	$1,159
Risk sharing agreements	$692	$1,392
Outstanding receivables (liabilities)
Residual support	$24	$(369)
Risk sharing agreements	$(269)	$(366)

When a lease vehicle is returned or repossessed by us, the asset is recorded at the lower of cost or estimated selling price, less cost to sell.

Impairment of Goodwill

Goodwill arises from the application of fresh-start reporting and acquisitions accounted for as business combinations. Goodwill is tested for impairment in the fourth quarter of each year for all reporting units, or more frequently if events occur or circumstances change that would warrant such a review. An impairment charge is recorded for the amount, if any, by which the carrying amount of goodwill exceeds its implied value. Our reporting units are GMNA, GME, GM Financial and various reporting units within the GMIO and GMSA segments. Due to the integrated nature of our manufacturing operations and the sharing of vehicle platforms among brands, assets and other resources are shared extensively within GMNA and GME and financial information by brand or country is not discrete below the operating segment level such that GMNA and GME do not contain reporting units below the operating segment level. GM Financial also does not contain reporting units below the operating segment level. GMIO and GMSA are less integrated given the lack of regional trade pacts and other unique geographical differences and thus contain separate reporting units below the operating segment level.

At December 31, 2010 we had goodwill of $31.8 billion, which predominately arose upon the application of fresh-start reporting and the acquisition of AmeriCredit. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value, and the difference between the U.S. GAAP and fair value amounts gives rise to goodwill, which is a residual. Our employee benefit related accounts were recorded in accordance with ASC 712 and ASC 715 and deferred income taxes were recorded in accordance with ASC 740. Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in goodwill. If all identifiable assets and liabilities had been recorded at fair value upon application of fresh-start reporting, no goodwill would have resulted. In conjunction with the acquisition of GM Financial in October 2010, we recorded $1.3 billion of acquisition related goodwill, including $153 million recorded at the acquisition-date to establish a valuation allowance for deferred taxes which was not applicable to GM Financial on a stand-alone basis.

In the future, we have an increased likelihood of measuring goodwill for possible impairment during our annual or event-driven goodwill impairment testing and in evaluating whether it is more likely than not that a goodwill impairment exists for reporting units with zero or negative carrying values. An event-driven impairment test is required if it is more likely than not that the fair value of a reporting unit is less than its net book value. Because our reporting units were recorded at their fair values upon application of fresh-start reporting, it is more likely a decrease in the fair value of our reporting units from their fresh-start reporting values could occur, and such a decrease would trigger the need to measure for possible goodwill impairments. Refer to Note 4 to our consolidated financial statements for additional information related to the adoption of ASU 2010-28, “Intangibles, Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units.”

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Future goodwill impairments could occur should the fair value-to-U.S. GAAP adjustments differences decrease. Goodwill predominately resulted from our recorded liabilities for certain employee benefit obligations being higher than the fair value of these obligations because lower discount rates were utilized in determining the U.S. GAAP values compared to those utilized to determine fair values. The discount rates utilized to determine the fair value of these obligations were based on our incremental borrowing rates, which included our nonperformance risk. Our incremental borrowing rates are also affected by changes in market interest rates. Further, the recorded amounts of our assets were lower than their fair values because of the recording of valuation allowances on certain of our deferred tax assets. The difference between these fair value-to-U.S. GAAP amounts would decrease upon an improvement in our credit rating, thus resulting in a decrease in the spread between our employee benefit related obligations under U.S. GAAP and their fair values. A decrease will also occur upon reversal of our deferred tax asset valuation allowances. Should the fair value-to-U.S. GAAP adjustments differences decrease for these reasons, the implied goodwill balance will decline. Accordingly, at the next annual or event-driven goodwill impairment test, to the extent the carrying amount of a reporting unit exceeds its fair value, a goodwill impairment could occur. Future goodwill impairments could also occur should we reorganize our internal reporting structure in a manner that changes the composition of one or more of our reporting units. Upon such an event, goodwill would be reassigned to the affected reporting units using a relative-fair-value allocation approach, unless the entity was never integrated, and not based on the amount of goodwill that was originally attributable to fair value-to-U.S. GAAP differences that gave rise to goodwill.

When performing our goodwill impairment testing, the fair values of our reporting units were determined based on valuation techniques using the best available information, primarily discounted cash flow projections. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. Where available and as appropriate, comparative market multiples and the quoted market price of our common stock are used to corroborate the results of the discounted cash flow method. While we believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable, a change in assumptions underlying these estimates could result in a material effect on the consolidated financial statements. Assumptions used in our discounted cash flow analysis that have the most significant effect on the estimated fair value of our reporting units include:

•	Our estimated WACC;

•	Our estimated long-term growth rates; and

•	Our estimate of industry sales and our market share.

During the three months ended December 31, 2010 we performed our annual goodwill impairment testing for all reporting units. Based on this testing, we determined that goodwill was not impaired. The valuation methodologies utilized to perform our goodwill impairment testing were consistent with those used in our application of fresh-start reporting on July 10, 2009, as discussed in Note 2 to our consolidated financial statements, and in any subsequent annual or event-driven impairment tests and resulted in Level 3 measures. The following table summarizes the key assumptions for each of our more significant reporting units utilized in our 2010 annual goodwill impairment testing as of October 1, 2010 (dollars and volumes in millions):

	Goodwill Amount as of October 1, 2010	WACC	Long-Term Growth Rates	Industry Sales		Market Share
				2011	2014	2011	2014
GMNA	$26,410	16.5%	1.5%	15.9	20.2	18.5%	18.2%
GME	$3,096	17.0%	0.5%	18.4	21.3	6.8%	7.6%
GM Daewoo (a)	$632	16.0%	3.0%	77.9	91.8	1.2%	1.4%
Holden	$186	14.5%	3.0%	1.0	1.1	12.4%	13.5%
GM Mercosur	$120	15.3%	4.7%	4.6	5.4	18.6%	17.0%

(a)	Industry sales volume and market share for GM Daewoo are based on global industry volumes as GM Daewoo exports vehicles globally.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The WACCs considered various factors including bond yields, risk premiums, and tax rates; the terminal values were determined using a growth model that applied a reporting unit’s long-term growth rate to its projected cash flows beyond 2014; and industry sales and a market share for each reporting unit included annual estimates through 2014, except for GME which is through 2015.

Our fair value estimates assume the achievement of the future financial results contemplated in our forecasted cash flows, and there can be no assurance that we will realize that value. The estimates and assumptions used are subject to significant uncertainties, many of which are beyond our control, and there is no assurance that anticipated financial results will be achieved.

In calculating the fair values of our more significant reporting units during our 2010 annual goodwill impairment testing, keeping all other assumptions constant, the carrying values of these reporting units would still exceed their estimated fair values had our WACC increased by 16.5 percentage points for GMNA, 7 percentage points for GME, 11 percentage points for GM Daewoo, 13.5 percentage points for Holden and 8.7 percentage points for GM Mercosur.

In the three months ended June 30, 2010 there were event-driven changes in circumstances within our GME reporting unit that warranted the testing of goodwill for impairment. In the three months ended June 30, 2010 anticipated competitive pressure on our margins in the near- and medium-term led us to believe that the goodwill associated with our GME reporting unit may be impaired. Utilizing the best available information at June 30, 2010, the date of impairment measurement, we performed a Step 1 goodwill impairment test for our GME reporting unit, and concluded that goodwill was not impaired. The fair value of our GME reporting unit was estimated to be approximately $325 million over its carrying amount. If we had not passed Step 1, we believe the amount of any goodwill impairment would approximate $140 million representing the net decrease, from July 9, 2009 through June 30, 2010, in the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill.

Refer to Notes 13 and 26 to our consolidated financial statements for additional information on goodwill impairments.

Impairment of Long-Lived Assets

The carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business are evaluated when events and circumstances warrant. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds the fair value for the asset group to be held and used. Product-specific long-lived assets are tested for impairment at the platform level. Non-product line specific long-lived assets are tested for impairment on a segment basis in GMNA, GME, and GM Financial and tested at or within our various reporting units within GMIO and GMSA segments. Assets classified as held for sale are recorded at the lower of carrying amount or fair value less cost to sell. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. We develop anticipated cash flows from historical experience and internal business plans. A considerable amount of management judgment and assumptions are required in performing the long-lived asset impairment tests, principally in determining the fair value of the asset groups and the assets’ average estimated useful life. While we believe our judgments and assumptions are reasonable, a change in assumptions underlying these estimates could result in a material effect to the consolidated financial statements. Long-lived assets could become impaired in the future as a result of declines in profitability due to significant changes in volume, pricing or costs. Refer to Note 26 to our consolidated financial statements for additional information on impairments of long-lived assets and intangibles.

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

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, market-based inputs. Generally, fair value is estimated using a combination of the income approach and the market approach because circumstances usually do not permit the use of a single approach. Under the income approach, estimated future cash flows are discounted at a rate commensurate with the risk involved using marketplace assumptions. Under the market approach, valuations are based on actual comparable market transactions and market earnings and book value multiples for the same or comparable entities. The assumptions used in the income and market approaches have a significant effect on the determination of fair value. Significant assumptions include estimated future cash flows, appropriate discount rates, and adjustments to market transactions and market multiples for differences between the market data and the investment being valued. Changes to these assumptions could have a significant effect on the valuation of cost and equity method investments.

In the three months ended December 31, 2009 we recorded impairment charges related to our investment in Ally Financial common stock of $270 million. We determined the fair value of our investment in Ally Financial common stock using a market multiple, sum-of-the-parts methodology. This methodology considered the average price/tangible book value multiples of companies deemed comparable to each of Ally Financial’s operations, which were then aggregated to determine Ally Financial’s overall fair value. Based on our analysis, the estimated fair value of our investment in Ally Financial common stock was determined to be $970 million, resulting in an impairment charge of $270 million. The following table illustrates the effect of a 0.1 change in the average price/tangible book value multiple on our impairment charge (dollars in millions):

Change in Assumption	Effect on December 31, 2009 Impairment Charges
Increase in average price/tangible book value multiple	+$	100
Decrease in average price/tangible book value multiple	–$	100

At December 31, 2010 the balance of our investment in Ally Financial common stock was $964 million and the balance of our investment in Ally Financial preferred stock was $665 million.

Derivatives

Derivatives are used in the normal course of business to manage exposures arising from market risks resulting from changes in certain commodity prices and interest and foreign currency exchange rates. Derivatives are accounted for in the consolidated balance sheets as assets or liabilities at fair value.

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

The valuation of derivative liabilities takes into account our nonperformance risk. At December 31, 2010 and December 31, 2009, our nonperformance risk was not observable through a liquid credit default swap market. Our nonperformance risk was estimated using internal analysis to develop conclusions on our implied credit rating, which we used to determine the appropriate credit spread, which would be applied to us by market participants. Prior to receiving published credit ratings we developed our credit rating conclusions using an analysis of comparable industrial companies. At December 31, 2010 we incorporated published credit agency ratings of GM into our credit rating conclusions. At December 31, 2009, all derivatives whose fair values contained a significant credit adjustment based on our nonperformance risk were classified in Level 3. At December 31, 2010, we have determined that our non-performance risk no longer represents a significant input in the determination of the fair value of our derivatives. As of December 31, 2010 all automotive operations derivatives have been classified in Level 2.

Sales Incentives

The estimated effect of sales incentives to dealers and customers is recorded as a reduction of Automotive revenue, and in certain instances, as an increase to Automotive cost of sales, at the later of the time of sale or announcement of an incentive program to dealers. There may be numerous types of incentives available at any particular time, including a choice of incentives for a specific

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

model. Incentive programs are generally brand specific, model specific or region specific, and are for specified time periods, which may be extended. Significant factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product, product mix and the rate of customer acceptance of any incentive program, and the likelihood that an incentive program will be extended, all of which are estimated based on historical experience and assumptions concerning customer behavior and future market conditions. When an incentive program is announced, the number of vehicles in dealer inventory eligible for the incentive program is determined, and a reduction of Automotive revenue or increase to Automotive cost of sales is recorded in the period in which the program is announced. If the actual number of affected vehicles differs from this estimate, or if a different mix of incentives is actually paid, the reduction in Automotive revenue or increase to Automotive cost of sales for sales incentives could be affected. There are a multitude of inputs affecting the calculation of the estimate for sales incentives, and an increase or decrease of any of these variables could have a significant effect on recorded sales incentives.

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

Accounting Standards Not Yet Adopted

Accounting standards not yet adopted are discussed in Note 4 to our consolidated financial statements.

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

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

•	The financial viability and ability to borrow of our key suppliers and their ability to provide systems, components and parts without disruption;

•

Our ability to take actions we believe are important to our long-term strategy, including our ability to enter into certain material transactions outside of the ordinary course of business, which may be limited due to significant covenants in our secured revolving credit facility;

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

•	Our ability to develop captive financing capability, including through GM Financial and to successfully integrate GM Financial into our operations;

•	Overall strength and stability of general economic conditions and of the automotive industry, both in the United States and in global markets;

•

Continued economic instability or poor economic conditions in the United States and global markets, including the credit markets, or changes in economic conditions, commodity prices, housing prices, foreign currency exchange rates or political stability in the markets in which we operate;

•	Shortages of and increases or volatility in the price of oil, including as a result of political instability in the Middle East and African nations;

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

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Automotive

We and Old GM entered into a variety of foreign currency exchange, interest rate and commodity forward contracts and options to manage exposures arising from market risks resulting from changes in foreign currency exchange rates, interest rates and certain commodity prices. We do not enter into derivative transactions for speculative purposes.

The overall financial risk management program is under the responsibility of the Risk Management Committee, which reviews and, where appropriate, approves strategies to be pursued to mitigate these risks. The Risk Management Committee is comprised of members of our Management and functions under the oversight of the Finance and Risk Committee, a committee of the Board of Directors. The Finance and Risk Committee assists and guides the Board in its oversight of our financial and risk management strategies. A risk management control framework is utilized to monitor the strategies, risks and related hedge positions, in accordance with the policies and procedures approved by the Risk Management Committee.

In August 2010 we changed our risk management policy. Our prior policy was intended to reduce volatility of forecasted cash flows primarily through the use of forward contracts and swaps. The intent of the new policy is primarily to protect against risk arising from extreme adverse market movements on our key exposures and involves a shift to greater use of purchased options.

A discussion of our and Old GM’s accounting policies for derivative financial instruments is included in Note 4 to our consolidated financial statements. Further information on our exposure to market risk is included in Note 21 to our consolidated financial statements.

Old GM’s credit standing and liquidity position in the first half of 2009 and the Chapter 11 Proceedings severely limited its ability to manage risks using derivative financial instruments as most derivative counterparties were unwilling to enter into transactions with Old GM. Subsequent to the 363 Sale and through December 31, 2009, we were largely unable to enter forward contracts pending the completion of negotiations with potential derivative counterparties. Since August 2010 we executed new agreements with counterparties that enable us to enter into options, forward contracts and swaps.

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

Foreign Currency Exchange Rate Risk

We have and Old GM had foreign currency exposures related to buying, selling, and financing in currencies other than the functional currencies of the operations. Derivative instruments, such as foreign currency forwards, swaps and options are used primarily to hedge exposures with respect to forecasted revenues, costs and commitments denominated in foreign currencies. At December 31, 2010 such contracts have remaining maturities of up to 12 months. At December 31, 2010 our three most significant foreign currency exposures are the Euro/British Pound, U.S. Dollar/Korean Won, and Euro/Korean Won.

At December 31, 2010 and 2009 the net fair value liability of financial instruments with exposure to foreign currency risk was $3.3 billion and $5.9 billion. This presentation utilizes a population of foreign currency exchange derivatives and foreign currency denominated debt and excludes the offsetting effect of foreign currency cash, cash equivalents and other assets. The potential loss in fair value for such financial instruments from a 10% adverse change in all quoted foreign currency exchange rates would be $513 million and $941 million at December 31, 2010 and 2009.

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We are and Old GM was exposed to foreign currency risk due to the translation of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial position.

The following table summarizes the amounts of automotive foreign currency translation and transaction gains (losses) (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Foreign currency translation gain (loss) recorded in accumulated other comprehensive income (loss)	$235	$157	$232
Foreign currency transaction gain (loss) recorded in earnings	$(209)	$(755)	$(1,077)

Interest Rate Risk

We are and Old GM was subject to market risk from exposure to changes in interest rates related to certain financial instruments, primarily debt, capital lease obligations and certain marketable securities.

Interest rate risk in Old GM was managed primarily with interest rate swaps. The interest rate swaps Old GM entered into usually involved the exchange of fixed for variable rate interest payments to effectively convert fixed rate debt into variable rate debt in order to achieve a target range of variable rate debt. At December 31, 2010 we did not have any interest rate swap derivative positions to manage interest rate exposures in our automotive operations.

The following table summarizes our automotive debt by fixed rate and variable rate (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Short-term debt — fixed rate	$305	$592
Short-term debt — variable rate	1,311	9,629

Total short-term debt	$1,616	$10,221

Short-term debt — fixed rate denominated in U.S. dollars	$96	$232
Short-term debt — fixed rate denominated in foreign currency	209	360

Total short-term debt — fixed rate	$305	$592

Short-term debt — variable rate denominated in U.S. dollars	$347	$6,253
Short-term debt — variable rate denominated in foreign currency	964	3,376

Total short-term debt — variable rate	$1,311	$9,629

Long-term debt — fixed rate	$2,519	$4,689
Long-term debt — variable rate	495	873

Total long-term debt	$3,014	$5,562

Long-term debt — fixed rate denominated in U.S. dollars	$601	$3,401
Long-term debt — fixed rate denominated in foreign currency	1,918	1,288

Total long-term debt – fixed rate	$2,519	$4,689

Long-term debt — variable rate denominated in U.S. dollars	$287	$551
Long-term debt — variable rate denominated in foreign currency	208	322

Total long-term debt — variable rate	$495	$873

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At December 31, 2010 and 2009 the fair value liability of debt and capital leases was $4.8 billion and $16.0 billion. The potential increase in fair value resulting from a 10% decrease in quoted interest rates would be $166 million and $402 million at December 31, 2010 and 2009.

At December 31, 2010 we had $6.6 billion in marketable securities with exposure to interest rate risk. We invest in securities of various types and maturities, the value of which are subject to fluctuations in interest rates. The potential decrease in fair value from a 50 basis point increase in interest rates would be $15 million at December 31, 2010. Our exposure to interest rate risk on marketable securities at December 31, 2009 was insignificant.

Commodity Price Risk

We are and Old GM was exposed to changes in prices of commodities used in the automotive business, primarily associated with various non-ferrous and precious metals for automotive components and energy used in the overall manufacturing process. Certain commodity purchase contracts meet the definition of a derivative. Old GM entered into various derivatives, such as commodity swaps and options, to offset its commodity price exposures. We use commodity options to offset our commodity price exposures.

At December 31, 2010 and 2009 the net fair value asset of commodity derivatives was $84 million and $11 million. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be $47 million and $6 million at December 31, 2010 and 2009. This amount excludes the offsetting effect of the commodity price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk

We are and Old GM was exposed to changes in prices of equity securities held. We typically do not attempt to reduce our market exposure to these equity instruments. Our exposure includes certain investments we hold in warrants of other companies. At December 31, 2010 and 2009 the fair value of these warrants was $44 million and $25 million. At December 31, 2010 and 2009 our exposure also includes investments of $43 million and $45 million in equity securities recorded at fair value. These amounts represent the maximum exposure to loss from these investments.

At December 31, 2010, the carrying amount of cost method investments was $1.7 billion, of which the carrying amounts of our investments in Ally Financial common stock and Ally Financial preferred stock were $964 million and $665 million. At December 31, 2009 the carrying amount of cost method investments was $1.7 billion, of which the carrying amounts of our investments in Ally Financial common stock and preferred stock were $970 million and $665 million. These amounts represent the maximum exposure to loss from these investments.

Counterparty Risk

We are exposed to counterparty risk on derivative contracts, which is the loss we could incur if a counterparty to a derivative contract defaulted. We enter into agreements with counterparties that allow the set-off of certain exposures in order to manage this risk.

Our counterparty risk is managed by our Risk Management Committee, which establishes exposure limits by counterparty. We monitor and report our exposures to the Risk Management Committee on a periodic basis. At December 31, 2010 a majority of all of our counterparty exposures are with counterparties that are rated A or higher.

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

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We are exposed to credit risk related to the potential inability to access liquidity in money market funds we invested in if the funds were to deny redemption requests. As part of our risk management process, we invest in large funds that are managed by reputable financial institutions. We also follow investment guidelines to limit our exposure to individual funds and financial institutions.

Automotive Financing

Fluctuations in market interest rates affect GM Financial’s credit facilities and securitization transactions. GM Financial’s gross interest rate spread, which is the difference between interest earned on finance receivables and interest paid, is affected by changes in interest rates as a result of GM Financial’s dependence upon the issuance of variable rate securities and the incurrence of variable rate debt to fund purchases of finance receivables.

Credit Facilities

Fixed interest rate receivables purchased by GM Financial are pledged to secure borrowings under its credit facilities. Amounts borrowed under these credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each credit facility, GM Financial is contractually required to enter into interest rate cap agreements in connection with borrowings under its credit facilities. The purchaser of the interest rate cap pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated cap rate. The purchaser of the interest rate cap bears no obligation or liability if interest rates fall below the cap rate. As part of GM Financial’s interest rate risk management strategy and when economically feasible, it may simultaneously enter into a corresponding interest rate cap agreement in order to offset the premium paid by the trust to purchase the interest rate cap and thus retain the interest rate risk. The fair value of the interest rate cap purchased is included in Total GM Financial Assets and the fair value of the interest rate cap agreement sold is included in Total GM Financial Liabilities.

Securitizations

The interest rate demanded by investors in GM Financial’s securitization transactions depends on prevailing market interest rates for comparable transactions and the general interest rate environment. GM Financial utilizes several strategies to minimize the effect of interest rate fluctuations on its gross interest rate margin, including the use of derivative financial instruments and the regular sale or pledging of automotive receivables to securitization trusts.

In GM Financial’s securitization transactions, it transfers fixed rate finance receivables to securitization trusts that, in turn, sell either fixed rate or floating rate securities to investors. The fixed rates on securities issued by the trusts are indexed to market interest rate swap spreads for transactions of similar duration or various LIBOR rates and do not fluctuate during the term of the securitization. The floating rates on securities issued by the trusts are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. Derivative financial instruments, such as interest rate swap and cap derivatives, are used to manage the gross interest rate spread on these transactions. GM Financial uses interest rate swap derivatives to convert the variable rate exposures on securities issued by its securitization trusts to a fixed rate, thereby locking in the gross interest rate spread to be earned by it over the life of a securitization. Interest rate swap derivatives purchased by GM Financial do not affect the amount of cash flows received by holders of the asset-backed securities issued by the trusts. The interest rate swap derivative serve to offset the effect of increased or decreased interest paid by the trusts on floating rate asset-backed securities on the cash flows received from the trusts. GM Financial utilizes such arrangements to modify its net interest sensitivity to levels deemed appropriate based on risk tolerance. In circumstances where the interest rate risk is deemed to be tolerable, usually if the risk is less than one year in term at inception, GM Financial may choose not to hedge potential fluctuations in cash flows due to changes in interest rates. Its special purpose entities are contractually required to purchase a derivative financial instrument to protect the net spread in connection with the issuance of floating rate securities even if GM Financial chooses not to hedge its future cash flows. Although the interest rate cap derivatives are purchased by the trusts, cash outflows from the trusts ultimately affect GM Financial’s retained interests in the securitization transactions as cash expended by the securitization trusts will decrease the ultimate amount of cash to be received by GM Financial. Therefore, when economically feasible, GM Financial may simultaneously sell a corresponding interest rate cap derivative to offset the premium paid

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

by the trust to purchase the interest rate cap derivative. The fair value of the interest rate cap derivatives purchased in connection with securitization transactions are included in Total GM Financial Assets and the fair value of the interest rate cap derivatives sold are included in Total GM Financial Liabilities. Changes in the fair value of the interest rate cap derivatives are a component of interest expense recorded in GM Financial operating expenses and other.

GM Financial has entered into interest rate swap derivatives to hedge the variability in interest payments on eight of its active securitization transactions. Portions of these interest rate swap derivatives are designated and qualify as cash flow hedges. The fair value of interest rate swap derivatives designated as hedges is included in GM Financial Other liabilities. Interest rate swap derivatives that are not designated as hedges are included in GM Financial Other assets.

The following table summarizes GM Financial’s interest rate sensitive assets and liabilities by year of expected maturity and the fair value of those assets and liabilities at December 31, 2010 (dollars in millions):

	Years Ending December 31,						December 31, 2010
	2011	2012	2013	2014	2015	Thereafter	Fair Value
Assets
Finance receivables
Principal amounts	$3,755	$2,434	$1,287	$678	$372	$161	$8,186
Weighted-average annual percentage rate	15.74%	15.66%	15.57%	15.36%	15.21%	15.37%
Interest rate swap agreements
Notional amounts	$754	$460	$13	$—	$—	$—	$23
Average pay rate	5.32%	3.53%	0.97%	—	—	—
Average receive rate	1.03%	1.16%	0.43%	—	—	—
Interest rate cap agreements
Notional amounts	$177	$164	$144	$169	$79	$213	$8
Average strike rate	4.81%	4.73%	4.71%	4.53%	4.18%	3.47%
Liabilities
Credit facilities
Principal amounts	$533	$296	$—	$—	$—	$—	$832
Weighted-average interest rate	3.19%	2.28%	—	—	—	—
Securitization notes
Principal amounts	$2,961	$1,703	$659	$423	$275	$—	$6,107
Weighted-average interest rate	3.44%	4.03%	4.44%	4.38%	4.88%	—
Senior notes
Principal amounts	$—	$—	$—	$—	$68	$—	$71
Weighted-average interest rate	—	—	—	—	8.50%	—
Convertible senior notes
Principal amounts	$1	$—	$1	$—	$—	$—	$1
Weighted-average coupon interest rate	0.75%	—	2.13%	—	—	—
Interest rate swap agreements
Notional amounts	$754	$460	$13	$—	$—	$—	$47
Average pay rate	5.32%	3.53%	0.97%	—	—	—
Average receive rate	1.03%	1.16%	0.43%	—	—	—
Interest rate cap agreements
Notional amounts	$104	$123	$144	$169	$79	$213	$8
Average strike rate	4.94%	4.85%	4.71%	4.53%	4.18%	3.47%

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial estimates the realization of financing receivables in future periods using discount rate, prepayment and credit loss assumptions similar to its historical experience. Notional amounts on interest rate swap and cap derivatives are based on contractual terms. Credit facilities and securitization notes payable amounts have been classified based on expected payoff. Senior notes and convertible senior notes principal amounts have been classified based on maturity.

The notional amounts of interest rate swap and cap derivatives, which are used to calculate the contractual payments to be exchanged under the contracts, represent average amounts that will be outstanding for each of the years included in the table. Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of GM Financial’s exposure to loss through its use of these derivatives.

GM Financial monitors hedging activities to ensure that the value of derivative financial instruments, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. However, there can be no assurance that these strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on GM Financial’s profitability. GM Financial does not enter into derivative transactions for speculative purposes.

*  *  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Company, its Directors, and Stockholders:

We have audited the internal control over financial reporting of General Motors Company and subsidiaries (the Company) as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of General Motors Company and subsidiaries as of and for the year ended December 31, 2010 (Successor). Our report dated March 1, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph related to the Successor’s adoption of a revised accounting standard related to consolidation principles.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Detroit, Michigan
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Company, its Directors, and Stockholders:

We have audited the accompanying Consolidated Balance Sheets of General Motors Company and subsidiaries as of December 31, 2010 (Successor) and 2009 (Successor), and the related Consolidated Statements of Operations, Cash Flows and Equity (Deficit) for the year ended December 31, 2010 (Successor) and the period July 10, 2009 through December 31, 2009 (Successor), and the Consolidated Statements of Operations, Cash Flows and Equity (Deficit) of General Motors Corporation and subsidiaries for the period January 1, 2009 through July 9, 2009 (Predecessor) and the year ended December 31, 2008 (Predecessor) (Successor and Predecessor collectively, the Company). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Company and subsidiaries at December 31, 2010 (Successor) and 2009 (Successor) and the results of their operations and their cash flows for the year ended December 31, 2010 (Successor) and the period July 10, 2009 through December 31, 2009 (Successor), and the results of operations and cash flows of General Motors Corporation and Subsidiaries for the period January 1, 2009 through July 9, 2009 (Predecessor) and the year ended December 31, 2008 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Successor adopted amendments to Accounting Standards Codification (ASC) Topic 810, Consolidation, effective January 1, 2010.

As discussed in Note 2 to the consolidated financial statements, on July 10, 2009 the Successor completed the acquisition of substantially all of the assets and assumed certain of the liabilities of the Predecessor in accordance with the Amended and Restated Master Sale and Purchase Agreement pursuant to Section 363(b) of the Bankruptcy Code and the Bankruptcy Court sale order dated July 5, 2009. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with ASC Topic 852, Reorganizations. The Successor applied fresh-start reporting and recognized the acquired net assets at fair value, resulting in a lack of comparability with the prior period financial statements of the Predecessor.

As discussed in Note 4 to the consolidated financial statements, the Predecessor adopted amendments to ASC Topic 805, Business Combinations, effective January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Successor’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2011 expressed an unqualified opinion on the Successor’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Detroit, Michigan
March 1, 2011

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

Item 8. Financial Statements and Supplementary Data

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Net sales and revenue
Automotive sales	$135,142	$57,329	$46,787	$147,732
GM Financial and other revenue	281	—	—	—
Other automotive revenue	169	145	328	1,247

Total net sales and revenue	135,592	57,474	47,115	148,979

Costs and expenses
Automotive cost of sales	118,792	56,381	55,814	149,257
GM Financial operating expenses and other	152	—	—	—
Automotive selling, general and administrative expense	11,446	6,006	6,161	14,253
Other automotive expenses, net	118	15	1,235	6,699

Total costs and expenses	130,508	62,402	63,210	170,209

Operating income (loss)	5,084	(4,928)	(16,095)	(21,230)
Equity in income (loss) of and disposition of interest in Ally Financial	—	—	1,380	(6,183)
Automotive interest expense	(1,098)	(694)	(5,428)	(2,525)
Interest income and other non-operating income, net	1,555	440	852	424
Gain (loss) on extinguishment of debt	196	(101)	(1,088)	43
Reorganization gains, net (Note 2)	—	—	128,155	—

Income (loss) before income taxes and equity income	5,737	(5,283)	107,776	(29,471)
Income tax expense (benefit)	672	(1,000)	(1,166)	1,766
Equity income, net of tax	1,438	497	61	186

Net income (loss)	6,503	(3,786)	109,003	(31,051)
Net (income) loss attributable to noncontrolling interests	(331)	(511)	115	108

Net income (loss) attributable to stockholders	6,172	(4,297)	109,118	(30,943)
Less: Cumulative dividends on and charge related to purchase of preferred stock (Note 29)	1,504	131	—	—

Net income (loss) attributable to common stockholders	$4,668	$(4,428)	$109,118	$(30,943)

Earnings (loss) per share (Note 30)
Basic
Net income (loss) attributable to common stockholders	$3.11	$(3.58)	$178.63	$(53.47)
Weighted-average common shares outstanding	1,500	1,238	611	579
Diluted
Net income (loss) attributable to common stockholders	$2.89	$(3.58)	$178.55	$(53.47)
Weighted-average common shares outstanding	1,624	1,238	611	579
Cash dividends per common share	$—	$—	$—	$0.50

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	Successor
	December 31, 2010	December 31, 2009
ASSETS
Automotive Current Assets
Cash and cash equivalents	$21,061	$22,679
Marketable securities	5,555	134

Total cash, cash equivalents and marketable securities	26,616	22,813
Restricted cash and marketable securities	1,240	13,917
Accounts and notes receivable (net of allowance of $252 and $250)	8,699	7,518
Inventories	12,125	10,107
Assets held for sale	—	388
Equipment on operating leases, net	2,568	2,727
Other current assets and deferred income taxes	1,805	1,777

Total current assets	53,053	59,247
Automotive Non-current Assets
Restricted cash and marketable securities	1,160	1,489
Equity in net assets of nonconsolidated affiliates	8,529	7,936
Property, net	19,235	18,687
Goodwill	30,513	30,672
Intangible assets, net	11,882	14,547
Deferred income taxes	308	564
Assets held for sale	—	530
Other assets	3,286	2,623

Total non-current assets	74,913	77,048

Total Automotive Assets	127,966	136,295
GM Financial Assets
Finance receivables (including finance receivables transferred to special purpose entities of $7,156 at December 31, 2010; Note 7)	8,197	—
Restricted cash	1,090	—
Goodwill	1,265	—
Other assets	380	—

Total GM Financial Assets	10,932	—

Total Assets	$138,898	$136,295

LIABILITIES AND EQUITY
Automotive Current Liabilities
Accounts payable (principally trade)	$21,497	$18,725
Short-term debt and current portion of long-term debt (including debt at GM Daewoo of $70 at December 31, 2010; Note 17)	1,616	10,221
Liabilities held for sale	—	355
Postretirement benefits other than pensions	625	846
Accrued liabilities (including derivative liabilities at GM Daewoo of $111 at December 31, 2010; Note 17)	23,419	22,288

Total current liabilities	47,157	52,435
Automotive Non-current Liabilities
Long-term debt (including debt at GM Daewoo of $835 at December 31, 2010; Note 17)	3,014	5,562
Liabilities held for sale	—	270
Postretirement benefits other than pensions	9,294	8,708
Pensions	21,894	27,086
Other liabilities and deferred income taxes	13,021	13,279

Total non-current liabilities	47,223	54,905

Total Automotive Liabilities	94,380	107,340
GM Financial Liabilities
Securitization notes payable (Note 19)	6,128	—
Credit facilities	832	—
Other liabilities	399	—

Total GM Financial Liabilities	7,359	—

Total Liabilities	101,739	107,340
Commitments and contingencies (Note 22)
Preferred stock Series A, $0.01 par value (2,000,000,000 shares authorized and 360,000,000 shares issued and outstanding (each with a $25.00 liquidation preference) at December 31, 2009)	—	6,998
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at December 31, 2010)	5,536	—
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at December 31, 2010)	4,855	—
Common stock, $0.01 par value (5,000,000,000 shares authorized and 1,500,136,998 shares and 1,500,000,000 shares issued and outstanding at December 31, 2010 and 2009)	15	15
Capital surplus (principally additional paid-in capital)	24,257	24,040
Retained earnings (accumulated deficit)	266	(4,394)
Accumulated other comprehensive income	1,251	1,588

Total stockholders’ equity	36,180	21,249
Noncontrolling interests	979	708

Total equity	37,159	21,957

Total Liabilities and Equity	$138,898	$136,295

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Cash flows from operating activities
Net income (loss)	$6,503	$(3,786)	$109,003	$(31,051)
Less: GM Financial income	90	—	—	—

Automotive income (loss)	6,413	(3,786)	109,003	(31,051)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities
Depreciation, impairment charges and amortization expense	6,923	4,511	6,873	18,724
Delphi charges	—	—	—	4,797
Foreign currency translation and transaction (gain) loss	209	755	1,077	(1,705)
Amortization of discount and issuance costs on debt issues	163	140	3,897	189
(Gain) loss related to Saab deconsolidation and bankruptcy filing	—	(59)	478	—
Undistributed earnings of nonconsolidated affiliates	(753)	(497)	1,036	(727)
Pension contributions and OPEB payments	(5,723)	(5,832)	(2,472)	(4,898)
Pension and OPEB expense, net	412	3,570	3,234	2,747
Withdrawals (contributions) to VEBA	—	(252)	9	1,355
(Gain) loss on extinguishment of debt	(196)	101	1,088	—
Gain on disposition of Ally Financial Common Membership Interests	—	—	(2,477)	—
Reorganization gains, net (including cash payments $408)	—	—	(128,563)	—
Provisions (benefits) for deferred taxes	242	(1,427)	(600)	1,163
Change in other investments and miscellaneous assets	(137)	292	596	(395)
Change in other operating assets and liabilities, net of acquisitions and disposals (Note 36)	(981)	3,372	(10,229)	94
Other	17	176	(1,253)	(2,358)

Net cash provided by (used in) operating activities–Automotive	6,589	1,064	(18,303)	(12,065)

Net income–GM Financial	90	—	—	—
Adjustments to reconcile income to net cash provided by operating activities	86	—	—	—
Change in operating assets and liabilities	15	—	—	—

Net cash provided by operating activities–GM Financial	191	—	—	—

Net cash provided by (used in) operating activities	6,780	1,064	(18,303)	(12,065)

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(In millions)

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Cash flows from investing activities
Expenditures for property	(4,200)	(1,862)	(3,517)	(7,530)
Available-for-sale marketable securities, acquisitions	(11,012)	—	(202)	(3,771)
Trading marketable securities, acquisitions	(358)	(158)	—	—
Available-for-sale marketable securities, liquidations	5,611	3	185	5,866
Trading marketable securities, liquidations	343	168	—	—
Acquisition of companies, net of cash acquired other than cash acquired with GM Financial	(3,580)	(2,127)	—	(1)
Increase due to consolidation of business units	63	222	46	—
Distributions from (investments in) Ally Financial	—	72	(884)	—
Operating leases, liquidations	346	564	1,307	3,610
Proceeds from sale of business units/equity investments, net	317	—	—	232
Proceeds from sale of real estate, plants and equipment	188	67	38	347
Change in notes receivable	46	61	(23)	(430)
Increase in restricted cash and marketable securities	(871)	(3,604)	(18,461)	(87)
Decrease in restricted cash and marketable securities	13,823	8,775	418	—
Other investing activities	2	(25)	(41)	—

Net cash provided by (used in) investing activities–Automotive	718	2,156	(21,134)	(1,764)

GM Financial cash on hand at acquisition	538	—	—	—
Purchase of receivables	(947)	—	—	—
Principal collections and recoveries on receivables	871	—	—	—
Other investing activities	53	—	—	—

Net cash provided by (used in) investing activities–GM Financial	515	—	—	—

Net cash provided by (used in) investing activities	1,233	2,156	(21,134)	(1,764)
Cash flows from financing activities
Net decrease in short-term debt	(1,097)	(352)	(2,364)	(4,100)
Proceeds from issuance of debt (original maturities greater than three months)	718	6,153	53,949	9,928
Payments on debt (original maturities greater than three months)	(10,536)	(5,259)	(6,072)	(1,702)
Proceeds from issuance of stock	4,857	—	—	—
Payments to purchase stock	(1,462)	—	—	—
Cash, cash equivalents and restricted cash retained by MLC	—	—	(1,216)	—
Payments to acquire noncontrolling interest	(6)	(100)	(5)	—
Debt issuance costs and fees paid for debt modification	(161)	—	(63)	—
Cash dividends paid (including premium paid on redemption of stock)	(1,572)	(97)	—	(283)

Net cash provided by (used in) financing activities–Automotive	(9,259)	345	44,229	3,843

Net change in credit facilities	212	—	—	—
Issuance of debt	700	—	—	—
Payments of debt	(1,419)	—	—	—
Other financing activities	(4)	—	—	—

Net cash provided by (used in) financing activities–GM Financial	(511)	—	—	—

Net cash provided by (used in) financing activities	(9,770)	345	44,229	3,843
Effect of exchange rate changes on cash and cash equivalents–Automotive	(57)	492	168	(778)

Net increase (decrease) in cash and cash equivalents–Automotive	(2,009)	4,057	4,960	(10,764)

Net increase (decrease) in cash and cash equivalents–GM Financial	195	—	—	—
Cash and cash equivalents reclassified as assets held for sale–Automotive	391	(391)	—	—

Cash and cash equivalents at beginning of period–Automotive	22,679	19,013	14,053	24,817

Cash and cash equivalents at end of period–Automotive	$21,061	$22,679	$19,013	$14,053

Cash and cash equivalents at end of period–GM Financial	$195	$—	$—	$—

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In millions)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity (Deficit)
			Common Stock	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2007, Predecessor	$—	$—	$943	$16,100	$(39,426)	$(13,987)	$1,218		$(35,152)
Net income (loss)	—	—	—	—	(30,943)	—	(108)	$(31,051)	(31,051)
Other comprehensive income (loss)
Foreign currency translation loss	—	—	—	—	—	(1,155)	(161)	(1,316)
Cash flow hedging losses, net	—	—	—	—	—	(811)	(420)	(1,231)
Unrealized loss on securities	—	—	—	—	—	(298)	—	(298)
Defined benefit plans, net (Note 29)	—	—	—	—	—	(16,088)	—	(16,088)

Other comprehensive income (loss)	—	—	—	—	—	(18,352)	(581)	(18,933)	(18,933)

Comprehensive income (loss)								$(49,984)

Effects of Ally Financial adoption of ASC 820 and ASC 825	—	—	—	—	(76)	—	—		(76)
Stock options	—	—	—	32	1	—	—		33
Common stock issued for settlement of Series D debentures	—	—	74	357	—	—	—		431
Cash dividends paid to Old GM common stockholders	—	—	—	—	(283)	—	—		(283)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(46)		(46)
Other	—	—	—	—	—	—	1		1

Balance December 31, 2008, Predecessor	—	—	1,017	16,489	(70,727)	(32,339)	484		(85,076)
Net income (loss)	—	—	—	—	109,118	—	(115)	$109,003	109,003
Other comprehensive income (loss)
Foreign currency translation gain	—	—	—	—	—	232	(85)	147
Cash flow hedging gains, net	—	—	—	—	—	99	177	276
Unrealized gain on securities	—	—	—	—	—	46	—	46
Defined benefit plans, net (Note 29)	—	—	—	—	—	(3,408)	—	(3,408)

Other comprehensive income (loss)	—	—	—	—	—	(3,031)	92	(2,939)	(2,939)

Comprehensive income (loss)								$106,064

Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(26)		(26)
Other	—	—	1	5	(1)	—	(27)		(22)

Balance July 9, 2009, Predecessor	—	—	1,018	16,494	38,390	(35,370)	408		20,940

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In millions)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity (Deficit)
			Common Stock	Capital Surplus	Retain Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Balance July 9, 2009, Predecessor	—	—	1,018	16,494	38,390	(35,370)	408		20,940
Fresh-start reporting adjustments:
Elimination of predecessor common stock, capital surplus and accumulated deficit	—	—	(1,018)	(16,494)	(38,390)	—	—		(55,902)
Elimination of accumulated other comprehensive loss	—	—	—	—	—	35,370	—		35,370
Issuance of GM common stock	—	—	12	18,779	—	—	—		18,791

Balance July 10, 2009 Successor	—	—	12	18,779	—	—	408		19,199
Net income (loss)	—	—	—	—	(4,297)	—	511	$(3,786)	(3,786)
Other comprehensive income (loss)
Foreign currency translation gain	—	—	—	—	—	157	(33)	124
Cash flow hedging losses, net	—	—	—	—	—	(1)	—	(1)
Unrealized gain on securities	—	—	—	—	—	2	—	2
Defined benefit plans, net (Note 29)	—	—	—	—	—	1,430	—	1,430

Other comprehensive income (loss)	—	—	—	—	—	1,588	(33)	1,555	1,555

Comprehensive income (loss)								$(2,231)

Common stock related to settlement of UAW hourly retiree medical plan	—	—	3	4,933	—	—	—		4,936
Common stock warrants related to settlement of UAW hourly retiree medical plan	—	—	—	220	—	—	—		220
Participation in GM Daewoo equity rights offering	—	—	—	108	—	—	(108)		—
Purchase of noncontrolling interest in CAMI	—	—	—	—	—	—	(100)		(100)
Cash dividends paid on Series A Preferred Stock	—	—	—	—	(97)	—	—		(97)
Other	—	—	—	—	—	—	30		30

Balance December 31, 2009, Successor	—	—	15	24,040	(4,394)	1,588	708		21,957
Net income	—	—	—	—	6,172	—	331	$6,503	6,503
Other comprehensive income (loss)
Foreign currency translation gain	—	—	—	—	—	223	(13)	210
Cash flow hedging losses, net	—	—	—	—	—	(22)	—	(22)
Unrealized loss on securities	—	—	—	—	—	(7)	—	(7)
Defined benefit plans, net (Note 29)	—	—	—	—	—	(545)	—	(545)

Other comprehensive income (loss)	—	—	—	—	—	(351)	(13)	(364)	(364)

Comprehensive income (loss)								$6,139

Reclassification of Series A Preferred Stock to permanent equity	5,536	—	—	—	—	—	—		5,536
Issuance of Series B Preferred Stock	—	4,855	—	—	—	—	—		4,855
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(85)		(85)
Repurchase of noncontrolling interest shares	—	—	—	1	—	—	(7)		(6)
Sale of businesses	—	—	—	—	—	14	(18)		(4)
Stock-based compensation	—	—	—	216	—	—	—		216
Effect of adoption of amendments to ASC 810 regarding variable interest entities (Note 4)	—	—	—	—	—	—	76		76
Cash dividends paid on Series A Preferred Stock and Cumulative dividends on Series B Preferred Stock and charge related to purchase of Series A Preferred Stock	—	—	—	—	(1,512)	—	—		(1,512)
Other	—	—	—	—	—	—	(13)		(13)

Balance December 31, 2010, Successor	$5,536	$4,855	$15	$24,257	$266	$1,251	$979		$37,159

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

General Motors Company was formed by the United States Department of the Treasury (UST) in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company, which on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation (363 Sale) and changed its name to General Motors Company, is sometimes referred to in these consolidated financial statements for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM,” and is the successor entity solely for accounting and financial reporting purposes (Successor). General Motors Corporation is sometimes referred to in these consolidated financial statements, for the periods on or before July 9, 2009, as “Old GM.” Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to the agreement with the Securities and Exchange Commission (SEC), as described in a no-action letter issued to Old GM by the SEC Staff on July 9, 2009 regarding our filing requirements and those of Motors Liquidation Company (MLC), the accompanying consolidated financial statements include the financial statements and related information of Old GM as it is our predecessor entity solely for accounting and financial reporting purposes (Predecessor). On July 10, 2009 in connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Company, which is sometimes referred to in these consolidated financial statements for the periods on or after July 10, 2009 as “MLC.” MLC continues to exist as a distinct legal entity for the sole purpose of liquidating its remaining assets and liabilities.

On October 1, 2010 we acquired 100% of the outstanding equity interests of AmeriCredit Corp. (AmeriCredit), an automotive finance company which we subsequently renamed General Motors Financial Company, Inc. (GM Financial).

We develop, produce and market cars, trucks and parts worldwide. We also conduct finance operations through GM Financial. These financing operations consist principally of financing automobile purchases and leases for retail customers.

We analyze the results of our business through our five segments, which are GM North America (GMNA), GM Europe (GME), GM International Operations (GMIO), GM South America (GMSA) and GM Financial. Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, Inc. (Ally Financial) (formerly GMAC Inc.), certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, certain nonsegment specific revenues and expenses, including costs related to the Delphi Benefit Guarantee Agreements (as subsequently defined in Note 20) and a portfolio of automotive retail leases.

We own a 9.9% equity interest in Ally Financial, which is accounted for as a cost method investment because we cannot exercise significant influence. Ally Financial provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, and automobile service contracts.

Note 2. Chapter 11 Proceedings and the 363 Sale

Background

Over time as Old GM’s market share declined in North America, Old GM needed to continually restructure its business operations to reduce cost and excess capacity. Legacy labor costs and obligations and capacity in its dealer network made Old GM less competitive than new entrants into the U.S. market. These factors continued to strain Old GM’s liquidity. In 2005 Old GM incurred significant losses from operations and from restructuring activities such as providing support to Delphi Corporation (Delphi) and other efforts intended to reduce operating costs. Old GM managed its liquidity during this time through a series of cost reduction initiatives, capital markets transactions and sales of assets. However, the global credit market crisis had a dramatic effect on Old GM and the automotive industry. In the second half of 2008, the increased turmoil in the mortgage and overall credit markets (particularly the lack of financing for buyers or lessees of vehicles), the continued reductions in U.S. housing values, the volatility in the price of oil, recessions in the U.S. and Western Europe and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment. The ability to execute capital markets transactions or sales of assets was extremely limited, vehicle sales in North America and Western Europe contracted severely, and the pace of vehicle sales in the rest of the world slowed. Old GM’s liquidity position, as well as its operating performance, were negatively affected by these economic and industry conditions and by other financial and business factors, many of which were beyond its control.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The UST Loan Agreement provided that if, by March 31, 2009 or a later date (not to exceed 30 days after March 31, 2009) as determined by the Presidential Task Force on the Auto Industry (Auto Task Force) (Certification Deadline), the Auto Task Force had not certified that Old GM had taken all steps necessary to achieve and sustain its long-term viability, international competitiveness and energy efficiency in accordance with the Viability Plan, then the loans and other obligations under the UST Loan Agreement were to become due and payable on the thirtieth day after the Certification Deadline.

On March 30, 2009 the Auto Task Force determined that the plan was not viable and required substantial revisions. In conjunction with the March 30, 2009 announcement, the administration announced that it would offer Old GM adequate working capital financing for a period of 60 days while it worked with Old GM to develop and implement a more accelerated and aggressive restructuring that would provide a sound long-term foundation. On March 31, 2009 Old GM and the UST agreed to postpone the Certification Deadline to June 1, 2009.

Old GM made further modifications to its Viability Plan in an attempt to satisfy the Auto Task Force requirement that it undertake a substantially more accelerated and aggressive restructuring plan (Revised Viability Plan). The following is a summary of significant cost reduction and restructuring actions contemplated by the Revised Viability Plan, the most significant of which included reducing Old GM’s indebtedness and VEBA obligations.

Indebtedness and VEBA obligations

In April 2009 Old GM commenced exchange offers for certain unsecured notes to reduce its unsecured debt in order to comply with the debt reduction condition of the UST Loan Agreement.

Old GM also commenced discussions with the UST regarding the terms of a potential restructuring of its debt obligations under the UST Loan Agreement, the UST Ally Financial Loan Agreement (as subsequently defined), and any other debt issued or owed to the UST in connection with those loan agreements pursuant to which the UST would exchange at least 50% of the total outstanding debt Old GM owed to it at June 1, 2009 for Old GM common stock.

In addition, Old GM commenced discussions with the UAW and the VEBA-settlement class representative regarding the terms of potential VEBA modifications.

Other Cost Reduction and Restructuring Actions

In addition to the efforts to reduce debt and modify the VEBA obligations, the Revised Viability Plan also contemplated the following cost reduction efforts:

•	Extended shutdowns of certain North American manufacturing facilities in order to reduce dealer inventory;

•	Refocus its resources on four core U.S. brands: Chevrolet, Cadillac, Buick and GMC;

•	Acceleration of the resolution for Saab Automobile AB (Saab), HUMMER and Saturn and no planned future investment for Pontiac, which was phased out by the end of 2010;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Acceleration of the reduction in U.S. nameplates to 34 by 2010 — there were 34 nameplates at December 31, 2010;

•

A reduction in the number of U.S. dealers from 6,246 in 2008 to 3,605 in 2010 — we have completed the federal dealer arbitration process and reduced the number of U.S. dealers to 4,500 at December 31, 2010;

•	A reduction in the total number of plants in the U.S. to 34 by the end of 2010 and 31 by 2012 — there were 40 plants in the U.S. at December 31, 2010; and

•

A reduction in the U.S. hourly employment levels from 61,000 in 2008 to 40,000 in 2010 as a result of the nameplate reductions, operational efficiencies and plant capacity reductions — through these actions, our special attrition programs and other U.S. hourly workforce reductions, we have reduced the number of U.S. hourly employees to 49,000 at December 31, 2010.

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

In connection with the 363 Sale, the purchase price paid to Old GM was composed of:

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

•

The issuance to MLC of 150 million shares (or 10%) of our common stock and warrants to acquire newly issued shares of our common stock initially exercisable for a total of 273 million shares of our common stock (or 15% on a fully diluted basis); and

•	Our assumption of certain specified liabilities of Old GM (including debt of $7.1 billion owed under the DIP Facility).

Under the Purchase Agreement, we are obligated to issue Adjustment Shares to MLC in the event that allowed general unsecured claims against MLC, as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions). The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum number of Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. In the period July 10, 2009 to December 31, 2009 we determined that it was probable that general unsecured claims allowed against MLC would ultimately exceed $35.0 billion by at least $2.0 billion. In the circumstance where estimated general unsecured claims equal $37.0 billion, we would have been required to issue 8.6 million Adjustment Shares to MLC as an adjustment to the purchase price. At December 31, 2009 we recorded a liability of $162 million included in Accrued liabilities. In the year ended December 31, 2010 the liability was adjusted quarterly based on available information. Based on information which became available in the three months ended December 31, 2010, we concluded it was no longer probable that general unsecured claims would exceed $35.0 billion and we reversed to income our previously recorded liability of $231 million for the contingently issuable Adjustment Shares.

Agreements with the UST, EDC and New VEBA

On July 10, 2009 we entered into the UST Credit Agreement and assumed debt of $7.1 billion maturing on July 10, 2015 that Old GM incurred under its DIP Facility (UST Loans). Immediately after entering into the UST Credit Agreement, we made a partial prepayment, reducing the UST Loans principal balance to $6.7 billion. We also entered into the VEBA Note Agreement and issued a note in the principal amount of $2.5 billion (VEBA Notes) to the New VEBA. Through our wholly-owned subsidiary General Motors of Canada Limited (GMCL), we also entered into the amended and restated Canadian Loan Agreement with EDC, as a result of which GMCL has a CAD $1.5 billion (equivalent to $1.3 billion when entered into) term loan (Canadian Loan).

In December 2009 and March 2010 we made quarterly payments of $1.0 billion and $1.0 billion on the UST Loans and GMCL made quarterly payments of $192 million and $194 million on the Canadian Loan. In April 2010, we used funds from our escrow account to repay in full the outstanding amount of the UST Loans of $4.7 billion, and GMCL repaid in full the outstanding amount of the Canadian Loan of $1.1 billion. Both loans were repaid prior to maturity. On October 26, 2010 we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Notes of $2.8 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to Note 19 for additional information on the UST Loans, VEBA Notes and the Canadian Loan.

Issuance of Common Stock, Preferred Stock and Warrants

On July 10, 2009 we issued the following securities to the UST, Canada GEN Investment Corporation (formerly 7176384 Canada Inc.), a corporation organized under the laws of Canada (Canada Holdings), the New VEBA and MLC (shares in millions):

	Common Stock	Series A Preferred Stock
UST	912	84
Canada Holdings	175	16
New VEBA (a)	263	260
MLC (a)	150	—

	1,500	360

(a)	New VEBA also received a warrant to acquire 46 million shares of our common stock and MLC received two warrants, each to acquire 136 million shares of our common stock.

Preferred Stock

The shares of Series A Preferred Stock have a liquidation amount of $25.00 per share and accrue cumulative dividends at 9.0% per annum (payable quarterly on March 15, June 15, September 15 and December 15) that are payable if, as and when declared by our Board of Directors. So long as any share of the Series A Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock or our Series B Preferred Stock unless all accrued and unpaid dividends have been paid on the Series A Preferred Stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. On or after December 31, 2014 we may redeem, in whole or in part, the shares of Series A Preferred Stock outstanding, at a redemption price per share equal to $25.00 per share plus any accrued and unpaid dividends, subject to limited exceptions.

The Series A Preferred Stock was previously classified as temporary equity because the holders of the Series A Preferred Stock, as a class, owned greater than 50% of our common stock and therefore had the ability to exert control, through the power to vote for the election of our directors, over various matters, which could include compelling us to redeem the Series A Preferred Stock in 2014 or later. In December 2010 we purchased 84 million shares of Series A Preferred Stock, held by the UST. Since the remaining holders of our Series A Preferred Stock, Canada Holdings and the New VEBA, do not own a majority of our common stock and therefore do not have the ability to exert control, through the power to vote for the election of our directors, over various matters, including compelling us to redeem the Series A Preferred Stock when it becomes callable by us on or after December 31, 2014, our classification of the Series A Preferred Stock as temporary equity is no longer appropriate. As such, upon the purchase of the Series A Preferred Stock held by the UST, the Series A Preferred Stock held by Canada Holdings and the New VEBA was reclassified to permanent equity at its carrying amount of $5.5 billion. Refer to Note 29 for additional information on the purchase of shares of Series A Preferred Stock.

Warrants

The first tranche of warrants issued to MLC is exercisable at any time prior to July 10, 2016, with an exercise price of $10.00 per share. The second tranche of warrants issued to MLC is exercisable at any time prior to July 10, 2019, with an exercise price of $18.33 per share. The warrant issued to the New VEBA is exercisable at any time prior to December 31, 2015, with an exercise price of $42.31 per share. The number of shares of our common stock underlying each of the warrants issued to MLC and the New VEBA and the per share exercise price are subject to adjustment as a result of certain events, including stock splits, reverse stock splits and stock dividends.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Modifications to Pension and Other Postretirement Plans Contingent upon the Completion of the 363 Sale

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

Our discounted forecast of expected future cash flows included:

•

Forecasted cash flows for the six months ended December 31, 2009 and the years ending December 31, 2010 through 2014, for each of Old GM’s former segments including GMNA, GME, GM Latin America/Africa/Middle East (GMLAAM) and GM Asia Pacific (GMAP) and for certain subsidiaries that incorporated:

•	Industry seasonally adjusted annual rate (SAAR) of vehicle sales and our related market share based on vehicle sales volumes as follows:

•	Worldwide — 59.1 million vehicles and market share of 11.9% in 2010 increasing to 81.0 million vehicles and market share of 12.2% in 2014;

•	North America — 14.2 million vehicles and market share of 17.8% in 2010 increasing to 19.8 million vehicles and decreasing market share of 17.6% in 2014;

•	Europe — 16.8 million vehicles and market share of 9.5% in 2010 increasing to 22.5 million vehicles and market share of 10.3% in 2014;

•	LAAM — 6.1 million vehicles and market share of 18.0% in 2010 increasing to 7.8 million vehicles and market share of 18.4% in 2014; and

•	AP — 22.0 million vehicles and market share of 8.4% in 2010 increasing to 30.8 million vehicles and market share of 8.6% in 2014.

•	Projected product mix, which incorporates the 2010 introductions of the Chevrolet Volt, Chevrolet/Holden Cruze, Cadillac CTS Coupe, Opel/Vauxhall Meriva and Opel/Vauxhall Astra Station Wagon;

•	Projected changes in our cost structure due to restructuring initiatives that encompass reduction of hourly and salaried employment levels by approximately 18,000;

•	The terms of the 2009 UAW Retiree Settlement Agreement, which released us from UAW retiree healthcare claims incurred after December 31, 2009;

•	Projected capital spending to support existing and future products, which range from $4.9 billion in 2010 to $6.0 billion in 2014; and

•	Anticipated changes in global market conditions.

•

A terminal value, which was determined using a growth model that applied long-term growth rates ranging from 0.5% to 6.0% and a weighted-average long-term growth rate of 2.6% to our projected cash flows beyond 2014. The long-term growth rates were based on our internal projections as well as industry growth prospects; and

•

Discount rates that considered various factors including bond yields, risk premiums, and tax rates to determine a weighted-average cost of capital (WACC), which measures a company’s cost of debt and equity weighted by the percentage of debt and equity in a company’s target capital structure. We used discount rates ranging from 16.5% to 23.5% and a weighted-average rate of 22.8%.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To estimate the value of our investment in nonconsolidated affiliates we used multiple valuation techniques, but we primarily used discounted cash flow analyses. Our excess cash of $33.8 billion, including Restricted cash and marketable securities of $21.2 billion, represents cash in excess of the amount necessary to conduct our ongoing day-to-day business activities and to keep them running as a going concern. Refer to Note 15 for additional discussion of Restricted cash and marketable securities.

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

The following table reconciles our enterprise value to our estimated reorganization value and the estimated fair value of our Equity (in millions except per share amounts):

Successor
July 10, 2009
Enterprise value	$36,747
Plus: Fair value of operating liabilities (a)	80,832

Estimated reorganization value (fair value of assets) (b)	117,579
Adjustments to tax and employee benefit-related assets (c)	(6,074)
Goodwill (c)	30,464

Carrying amount of assets	$141,969

Enterprise value	$36,747
Less: Fair value of debt	(15,694)
Less: Fair value of warrants issued to MLC (additional paid-in-capital)	(2,405)
Less: Fair value of liability for Adjustment Shares	(113)
Less: Fair value of noncontrolling interests	(408)
Less: Fair value of Series A Preferred Stock (d)	(1,741)

Fair value of common equity (common stock and additional paid-in capital)	$16,386

Common shares outstanding (d)	1,238
Per share value	$13.24

(a)	Operating liabilities are our total liabilities excluding the liabilities listed in the reconciliation above of our enterprise value to the fair value of our common equity.

(b)	Reorganization value does not include assets with a carrying amount of $1.8 billion and a fair value of $2.0 billion at July 9, 2009 that MLC retained.

(c)

The application of fresh-start reporting resulted in the recognition of goodwill. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than at fair value and the difference between the U.S. GAAP and fair value amounts gives rise to goodwill, which is a residual. Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in goodwill. Our employee related obligations were recorded in accordance with ASC 712, “Compensation-Nonretirement Postemployment Benefits” (ASC 712) and ASC 715, “Compensation Benefits” (ASC 715) and deferred income taxes were recorded in accordance with ASC 740, “Income Taxes” (ASC 740).

(d)	The 260 million shares of Series A Preferred Stock, 263 million shares of our common stock, and warrant to acquire 46 million shares of our common stock issued to the New VEBA on July 10, 2009 were not considered outstanding until the UAW retiree medical plan was settled on December 31, 2009. The fair value of these instruments was included in the liability recognized at July 10, 2009 for this plan. The common shares issued to the New VEBA are excluded from common shares outstanding at July 10, 2009. Refer to Note 20 for a discussion of the termination of our UAW hourly retiree medical plan and Mitigation Plan and the resulting payment terms to the New VEBA.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effect of 363 Sale Transaction and Application of Fresh-Start Reporting

The following table summarizes the adjustments to Old GM’s consolidated balance sheet as a result of the 363 Sale and the application of fresh-start reporting and presents our consolidated balance sheet at July 10, 2009 (dollars in millions):

	Predecessor July 9, 2009	Reorganization via 363 Sale Adjustments	Fresh-Start Reporting Adjustments	Successor after Reorganization via 363 Sale and Fresh- Start Reporting Adjustments July 10, 2009
ASSETS
Current Assets
Cash and cash equivalents	$19,054	$(41)	$—	$19,013
Marketable securities	139	—	—	139

Total cash and marketable securities	19,193	(41)	—	19,152
Restricted cash and marketable securities	20,290	(1,175)	—	19,115
Accounts and notes receivable, net	8,396	3,859	(79)	12,176
Inventories	9,802	(140)	(66)	9,596
Equipment on operating leases, net	3,754	2	90	3,846
Other current assets and deferred income taxes	1,874	75	69	2,018

Total current assets	63,309	2,580	14	65,903
Non-Current Assets
Restricted cash and marketable securities	1,401	(144)	—	1,257
Equity in net assets of non consolidated affiliates	1,972	4	3,822	5,798
Equipment on operating leases, net	23	—	3	26
Property, net	36,216	(137)	(17,579)	18,500
Goodwill	—	—	30,464	30,464
Intangible assets, net	210	—	15,864	16,074
Deferred income taxes	79	550	43	672
Prepaid pension	121	—	(24)	97
Other assets	1,244	(12)	1,946	3,178

Total non-current assets	41,266	261	34,539	76,066

Total Assets	$104,575	$2,841	$34,553	$141,969

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable (principally trade)	$13,067	$(42)	$42	$13,067
Short-term debt and current portion of long-term debt	43,412	(30,179)	(56)	13,177
Postretirement benefits other than pensions	187	1,645	124	1,956
Accrued liabilities	25,607	(81)	(1,132)	24,394

Total current liabilities	82,273	(28,657)	(1,022)	52,594
Non-Current Liabilities
Long-term debt	4,982	(977)	(1,488)	2,517
Postretirement benefits other than pensions	3,954	14,137	310	18,401
Pensions	15,434	14,432	2,113	31,979
Liabilities subject to compromise	92,611	(92,611)	—	—
Other liabilities and deferred income taxes	14,449	278	811	15,538

Total non-current liabilities	131,430	(64,741)	1,746	68,435

Total Liabilities	213,703	(93,398)	724	121,029
Preferred stock	—	1,741	—	1,741
Equity (Deficit)
Old GM
Preferred stock	—	—	—	—
Preference stock	—	—	—	—
Common stock	1,018	—	(1,018)	—
Capital surplus (principally additional paid-in capital)	16,494	—	(16,494)	—
General Motors Company
Common stock	—	12	—	12
Capital surplus (principally additional paid-in capital)	—	18,779	—	18,779
Retained earnings (Accumulated deficit)	(91,602)	63,492	28,110	—
Accumulated other comprehensive income (loss)	(35,370)	12,295	23,075	—

Total stockholders’ equity (deficit)	(109,460)	94,578	33,673	18,791
Noncontrolling interests	332	(80)	156	408

Total equity (deficit)	(109,128)	94,498	33,829	19,199

Total Liabilities and Equity (Deficit)	$104,575	$2,841	$34,553	$141,969

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization Via 363 Sale Adjustments

The following table summarizes the reorganization adjustments previously discussed including the liabilities that were extinguished or reclassified from Liabilities subject to compromise as part of the 363 Sale (dollars in millions):

	UST (a)	Canada Holdings (b)	New VEBA (c)	Pension and OPEB (d)	MLC (e)	Other (f)	Total
Assets MLC retained, net	$—	$—	$—	$—	$1,797	$—	$1,797

Accounts payable (principally trade)	—	—	—	—	(42)	—	(42)
Short-term debt and current portion of long-term debt extinguished	(31,294)	(5,972)	—	—	(1,278)	—	(38,544)
Short-term debt and current portion of long-term debt assumed	7,073	1,292	—	—	—	—	8,365

Net reduction to short-term debt and current portion of long-term debt	(24,221)	(4,680)	—	—	(1,278)	—	(30,179)
Postretirement benefits other than pensions, current	—	—	1,409	236	—	—	1,645
Accrued liabilities	(54)	—	—	219	(310)	64	(81)

Total current liabilities	(24,275)	(4,680)	1,409	455	(1,630)	64	(28,657)
Long-term debt extinguished	—	—	—	—	(977)	—	(977)
Postretirement benefits other than pensions, non-current	—	—	10,547	3,590	—	—	14,137
Pensions	—	—	—	14,432	—	—	14,432
Liabilities subject to compromise	(20,824)	—	(19,687)	(23,453)	(28,553)	(94)	(92,611)
Other liabilities and deferred income taxes	—	—	—	391	(184)	71	278

Total liabilities	(45,099)	(4,680)	(7,731)	(4,585)	(31,344)	41	(93,398)

Accumulated other comprehensive income balances relating to entities MLC retained	—	—	—	—	(21)	—	(21)
Additional EDC funding	—	(3,887)	—	—	—	—	(3,887)
Fair value of preferred stock issued	1,462	279	—	—	—	—	1,741
Fair value of common stock issued	12,076	2,324	—	—	1,986	—	16,386
Fair value of warrants	—	—	—	—	2,405	—	2,405
Release of valuation allowances and other tax adjustments	—	—	—	—	—	(751)	(751)

Reorganization gain	(31,561)	(5,964)	(7,731)	(4,585)	(25,177)	(710)	(75,728)

Amounts attributable to noncontrolling interests	—	—	—	—	(80)	—	(80)
Amounts recorded in Accumulated other comprehensive income as part of Reorganization via 363 Sale adjustments	—	—	7,731	4,585	—	—	12,316

Total retained earnings adjustment	$(31,561)	$(5,964)	$—	$—	$(25,257)	$(710)	$(63,492)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Liabilities owed to the UST under the UST Loan Agreement of $20.6 billion, with accrued interest of $251 million, and under the DIP Facility of $30.9 billion with accrued interest of $54 million and borrowings related to the warranty program of $361 million were extinguished in connection with the 363 Sale through the assumption of the UST Loans of $7.1 billion and the issuance of 912 million shares of our common stock with a fair value of $12.1 billion and 84 million shares of Series A Preferred Stock with a fair value of $1.5 billion.

(b)	Liabilities owed to Canada Holdings under the EDC Loan Facility of $2.6 billion and under the DIP Facility of $3.4 billion were extinguished in connection with the 363 Sale through the assumption of the Canadian Loan of CAD $1.5 billion (equivalent of $1.3 billion when entered into) and the issuance of 175 million shares of our common stock with a fair value of $2.3 billion and 16 million shares of Series A Preferred Stock with a fair value of $279 million. In addition, we recorded an increase in Accounts and notes receivable, net of $3.9 billion at July 10, 2010 for amounts to be received from the EDC in exchange for the equity Canada Holdings received in connection with the 363 Sale.

(c)	As a result of modifications to the UAW hourly retiree medical plan that became effective upon the 363 Sale, we recorded a reorganization gain of $7.7 billion that represented the difference between the carrying amount of our $19.7 billion plan obligation at July 9, 2009 and the July 10, 2009 actuarially determined value of $12.0 billion for our modified plan based on the revised terms of the 2009 UAW Retiree Settlement Agreement. Our obligation to the UAW hourly retiree medical plan was settled on December 31, 2009. Prior to the December 31, 2009 settlement, the VEBA Notes, Series A Preferred Stock, common stock and warrants contributed to the New VEBA were not considered outstanding. Refer to Note 20 for additional information on the 2009 UAW Retiree Settlement Agreement.

(d)	As a result of modifications to benefit plans that became effective upon the 363 Sale, we recorded a reorganization gain of $4.6 billion, which represented the difference between the carrying amount of our obligations under certain plans at July 9, 2009, and our new actuarially determined obligations at July 10, 2009. Major changes include:

•	For the non-UAW hourly retiree healthcare plan, we recorded a $2.7 billion gain resulting from elimination of post 65 benefits and placing a cap on pre 65 benefits;

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

(e)	Represents the net liabilities MLC retained in connection with the 363 Sale, primarily consisting of Old GM’s unsecured debt and amounts owed to the UST under the DIP Facility of $1.2 billion. These net liabilities were settled in exchange for assets retained by MLC with a carrying amount of $1.8 billion and a fair value of $2.0 billion, 150 million shares of our common stock with a fair value of $2.0 billion, warrants to acquire an additional 273 million shares of our common stock with a fair value of $2.4 billion and the right to contingently receive the Adjustment Shares. We increased Other liabilities and deferred income taxes to reflect the estimated fair value of $113 million for our obligation to issue the Adjustment Shares to MLC.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying amount of the assets MLC retained (dollars in millions):

Predecessor
Carrying amount at July 9, 2009
Cash and cash equivalents	$41
Restricted cash and marketable securities, current	1,175
Accounts and notes receivable, net	28
Inventories	140
Equipment on operating leases, net	(2)
Other current assets and deferred income taxes	46
Restricted cash and marketable securities, non-current	144
Equity in net assets of nonconsolidated affiliates	(4)
Property, net	137
Deferred income taxes	80
Other assets, non-current	12

Total assets	$1,797

(f)	We assumed $94 million of certain employee benefit obligations that were included in Liabilities subject to compromise that are now included in Accrued liabilities ($64 million) and Other liabilities ($30 million). These primarily relate to postemployment benefits not modified as a part of the 363 Sale. In addition, in connection with the 363 Sale, we concluded that it was more likely than not that certain net deferred tax assets, primarily in Brazil, will be realized. Therefore, we reversed the existing valuation allowances related to such deferred tax assets resulting in an increase of $121 million in Other current assets and an increase of $630 million in Deferred income taxes, non-current. To record other tax effects of the 363 Sale, we recorded an increase to Other liabilities of $41 million. We recorded a net reorganization gain of $710 million in Income tax expense (benefit) as a result of these adjustments.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible Assets

We recorded Intangible assets of $16.1 billion at their fair values. The following is a summary of the approaches used to determine the fair value of our significant intangible assets:

•

We recorded $7.9 billion for the fair value of technology. The relief from royalty method was used to calculate the $7.7 billion fair value of developed technology. The significant assumptions used included:

•	Forecasted revenue for each technology category by Old GM’s former segments;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Royalty rates based on licensing arrangements for similar technologies and obsolescence factors by technology category;

•	Discount rates ranging from 24.0% to 26.0% based on our WACC and adjusted for perceived business risks related to these developed technologies; and

•	Estimated economic lives, which ranged from seven to 20 years.

•	The excess earnings method was used to determine the fair value of in-process research and development of $175 million. The significant assumptions used in this approach included:

•	Forecasted revenue for certain technologies not yet proven to be commercially feasible;

•	The probability and cost of obtaining commercial feasibility;

•	Discount rates ranging from 4.2% (when the probability of obtaining commercial feasibility was considered elsewhere in the model) to 36.0%; and

•	Estimated economic lives ranging from approximately 10 to 20 years.

•	The relief from royalty method was also used to calculate the fair value of brand names of $5.5 billion. The significant assumptions used in this method included:

•	Forecasted revenue for each brand name by Old GM’s former segments;

•	Royalty rates based on licensing arrangements for the use of brands and trademarks in the automotive industry and related industries;

•	Discount rates ranging from 22.8% to 27.0% based on our WACC and adjusted for perceived business risks related to these intangible assets; and

•	Indefinite economic lives for our ongoing brands.

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

Other Assets, Non-Current

We recorded Other assets, non-current of $3.2 billion. Other assets, non-current differed from Old GM’s primarily related to: (1) an increase of $1.3 billion and $629 million in the value of our investments in Ally Financial common stock and preferred stock; (2) an increase of $175 million in the value of our investment in Saab; partially offset by (3) an elimination of $191 million for certain prepaid rent balances and other adjustments.

We calculated the fair value of our investment in Ally Financial common stock of $1.3 billion using a market multiple sum-of-the-parts methodology, a market approach. This approach considered the average price/tangible book value multiples of companies deemed comparable to each of Ally Financial’s Auto Finance, Commercial Finance and Insurance operations in determining the fair value of each of these operations, which were then aggregated to determine Ally Financial’s overall fair value. The significant inputs used in our fair value analysis were as follows:

•	Ally Financial’s June 30, 2009 financial statements, as well as the financial statements of comparable companies in the Auto Finance, Commercial Finance and Insurance industries;

•	Expected performance of Ally Financial, as well as our view on its ability to access capital markets; and

•

The value of Ally Financial’s mortgage operations, taking into consideration the continuing challenges in the housing markets and mortgage industry, and its need for additional liquidity to maintain business operations.

We calculated the fair value of our investment in Ally Financial preferred stock of $665 million using a discounted cash flow approach. The present value of the cash flows was determined using assumptions regarding the expected receipt of dividends on Ally Financial preferred stock and the expected call date. The discount rate of 16.9% was determined based on yields of similar Ally Financial securities.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the UST Loans and the Canadian Loan, carrying amount was determined to approximate fair value because these loans were fully collateralized by the restricted cash placed in escrow and were entered into on July 10, 2009 at market terms. Short-term debt, current portion of long-term debt and long-term debt decreased $1.5 billion as a result of our calculation of fair value. Refer to Note 15 for additional information on the escrow arrangement.

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

We also recorded Postretirement benefits other than pensions, current and non-current of $20.4 billion, which is an increase of $434 million compared to the amounts recorded by Old GM for those plans not modified in connection with the 363 Sale. When the other non-UAW postretirement benefit plans were measured at July 10, 2009, the weighted-average discount rate used was 6.0% and 5.5% for the U.S. and non-U.S. plans. For the U.S. there are no significant uncapped healthcare plans remaining at December 31, 2009, and therefore, the healthcare cost trend rate does not have a significant effect on our U.S. plans. For non-U.S. plans the initial healthcare cost trend used was 5.4% and the ultimate healthcare cost trend rate was 3.3% with eight years to the ultimate trend rate.

Accrued Liabilities, Other Liabilities, and Deferred Income Taxes, Current and Non-Current

We recorded Accrued liabilities of $24.4 billion and Other liabilities and deferred income taxes of $15.5 billion. Accrued liabilities and Other liabilities differed from those of Old GM primarily relating to:

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

•

$980 million of recorded unfavorable contractual obligations, primarily related to the Delphi-GM Settlement Agreements. The fair value of the unfavorable contractual obligations was determined by discounting forecasted cash flows representing the unfavorable portions of contractual obligations at our implied credit rating. Refer to Note 22 for further information on the Delphi-GM Settlement Agreements.

Equity (Deficit) and Preferred Stock

The changes to Equity (Deficit) reflect our recapitalization, the elimination of Old GM’s historical equity, the issuance of our common stock, preferred stock and warrants to the UST, Canada Holdings and MLC at fair value, and the application of fresh-start reporting.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3. Basis of Presentation

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a majority voting interest. We continually evaluate our involvement with variable interest entities (VIEs) to determine whether we have variable interests and are the primary beneficiary of the VIE. When this criteria is met, we are required to consolidate the VIE. Our share of earnings or losses of nonconsolidated affiliates is included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over the operating and financial decisions of the affiliate. We use the cost method of accounting if we are not able to exercise significant influence over the operating and financial decisions of the affiliate. All intercompany balances and transactions have been eliminated in consolidation. Old GM utilized the same principles of consolidation in its consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates in the Preparation of the Financial Statements

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

GM Financial

The assets and liabilities of GM Financial, our automotive finance operations, are presented on a non-classified basis. The amounts presented for GM Financial have been adjusted to include the effect of our tax attributes on GM Financial’s deferred tax positions and provision for income taxes since the date of acquisition, which are not applicable to GM Financial on a stand-alone basis, and to eliminate the effect of transactions between GM Financial and the other members of the consolidated group. Accordingly, the amounts presented will differ from those presented by GM Financial on a stand-alone basis.

Change in Segments

In the year ended December 31, 2010 we changed our managerial and financial reporting structure so that certain entities geographically located within Russia and Uzbekistan were transferred from our GME segment to our GMIO segment and certain entities geographically located in Brazil, Argentina, Colombia, Ecuador, Venezuela, Bolivia, Chile, Paraguay, Peru and Uruguay were transferred from our GMIO segment to our newly created GMSA segment. We have retrospectively revised the segment presentation for all periods presented.

Change in Presentation of Financial Statements

In 2010, we changed the presentation of our consolidated balance sheet, consolidated statement of cash flows and certain footnotes to combine line items which were either of a related nature or not individually material. We have made corresponding reclassifications to the comparable information for all periods presented.

Stock Split

On October 5, 2010 our Board of Directors recommended a three-for-one stock split on shares of our common stock, which was approved by our stockholders on November 1, 2010. The stock split was effected on November 1, 2010.

Each stockholder’s percentage ownership in us and proportional voting power remained unchanged after the stock split. All applicable Successor share, per share and related information in the consolidated financial statements and notes has been adjusted retroactively to give effect to the three-for-one stock split.

Increase in Authorized Shares

On October 5, 2010, our Board of Directors recommended that we amend our Certificate of Incorporation to increase the number of shares of common stock that we are authorized to issue from 2.5 billion shares to 5.0 billion shares and to increase the number of preferred shares that we are authorized to issue from 1.0 billion shares to 2.0 billion shares. Our stockholders approved these amendments on November 1, 2010, and they were effected on November 1, 2010.

Venezuelan Exchange Regulations

Our Venezuelan subsidiaries changed their functional currency from Bolivar Fuerte (the BsF), the local currency, to the U.S. Dollar, our reporting currency, on January 1, 2010 because of the hyperinflationary status of the Venezuelan economy. Pursuant

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the official devaluation of the Venezuelan currency and establishment of the dual fixed exchange rates (essential rate of BsF 2.60 to $1.00 and nonessential rate of BsF 4.30 to $1.00) in January 2010, we remeasured the BsF denominated monetary assets and liabilities held by our Venezuelan subsidiaries at the nonessential rate of 4.30 BsF to $1.00. The remeasurement resulted in a charge of $25 million recorded in Automotive cost of sales in the year ended December 31, 2010. In the year ended December 31, 2010 all BsF denominated transactions have been remeasured at the nonessential rate of 4.30 BsF to $1.00.

In June 2010 the Venezuelan government introduced additional foreign currency exchange control regulations, which imposed restrictions on the use of the parallel foreign currency exchange market, thereby making it more difficult to convert BsF to U.S. Dollars. We periodically accessed the parallel exchange market, which historically enabled entities to obtain foreign currency for transactions that could not be processed by the Commission for the Administration of Currency Exchange (CADIVI). The restrictions on the foreign currency exchange market could affect our Venezuelan subsidiaries’ ability to pay non-BsF denominated obligations that do not qualify to be processed by CADIVI at the official exchange rates as well as our ability to benefit from those operations.

In December 2010 another official devaluation of the Venezuelan currency was announced that eliminated the essential rate effective January 1, 2011. The devaluation did not have an effect on the 2010 consolidated financial statements, however, it will affect results of operations in subsequent years because our Venezuelan subsidiaries will no longer realize gains that result from favorable foreign currency exchanges processed by CADIVI at the essential rate.

The following tables provide financial information for our Venezuelan subsidiaries at and for the year ended December 31, 2010, which include amounts receivable from and payable to, and transactions with, affiliated entities (dollars in millions):

Successor
December 31, 2010
Total automotive assets (a)	$1,322
Total automotive liabilities (b)	$985

Successor
Year Ended December 31, 2010
Total net sales and revenue	$1,139
Net income (loss) attributable to stockholders (c)	$320

(a)	Includes BsF denominated and non-BsF denominated monetary assets of $393 million and $527 million.

(b)	Includes BsF denominated and non-BsF denominated monetary liabilities of $661 million and $324 million.

(c)	Includes a gain of $119 million related to the devaluation of the BsF in January 2010 and a gain of $273 million in the year ended December 31, 2010 due to favorable foreign currency exchanges that were processed by CADIVI at the essential rate. The $119 million gain on the devaluation was offset by a $144 million loss recorded by U.S. entities on BsF denominated assets, which is not included in the Net income (loss) attributable to stockholders reported above.

The total amount pending government approval for settlement at December 31, 2010 is BsF 1.9 billion (equivalent to $432 million), for which some requests have been pending from 2007. The amount includes payables to affiliated entities of $263 million, which includes dividends payable of $144 million.

Note 4. Significant Accounting Policies

In connection with our application of fresh-start reporting, we established a set of accounting policies which, unless otherwise indicated, utilized the accounting policies of our predecessor entity, Old GM.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies which follow are utilized by our automotive and automotive financing operations, unless otherwise indicated.

Revenue Recognition

Automotive

Automotive sales are primarily composed of revenue generated from the sale of vehicles. Vehicle sales are recorded when title and risks and rewards of ownership have passed, which is generally when a vehicle is released to the carrier responsible for transporting it to a dealer and when collectability is reasonably assured. Provisions for recurring dealer and customer sales and leasing incentives, consisting of allowances and rebates, are recorded as reductions to Automotive sales at the time of vehicle sales. All other incentives, allowances, and rebates related to vehicles previously sold are recorded as reductions to Automotive sales when announced.

Vehicle sales to daily rental car companies with guaranteed repurchase obligations are accounted for as operating leases. Estimated lease revenue is recorded ratably over the estimated term of the lease based on the difference between net sales proceeds and the guaranteed repurchase amount. The difference between the cost of the vehicle and estimated residual value is depreciated on a straight-line basis over the estimated term of the lease.

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

Revenue from OnStar, comprised of customer subscriptions related to comprehensive in-vehicle security, communications and diagnostic systems, is deferred and recorded on a straight-line basis over the subscription period. An OnStar subscription is provided as part of the sale or lease of certain vehicles. The fair value of the subscription is recorded as deferred revenue when a vehicle is sold, and amortized over the subscription period. Prepaid minutes for the Hands-Free Calling system are deferred and recorded on a straight-line basis over the life of the contract.

Payments received from banks for credit card programs in which there is a redemption liability are recorded on a straight-line basis over the estimated period of time the customer will accumulate and redeem their rebate points. This time period is estimated to be 60 months for the majority of the credit card programs. This redemption period is reviewed periodically to determine if it remains appropriate. The redemption liability anticipated to be paid to the dealer is estimated and accrued at the time specific vehicles are sold to the dealer. The redemption cost is classified as a reduction of Automotive sales.

Automotive Financing

Finance income earned on receivables is recognized using the effective interest method. Fees and commissions (including incentive payments) received and direct costs of originating loans are deferred and amortized over the term of the related finance receivables using the effective interest method and are removed from the consolidated balance sheets when the related finance receivables are sold, charged off or paid in full. Accrual of finance charge income is suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy, and accounts in repossession.

Income from operating lease assets, which includes lease origination fees, net of lease origination costs, is recorded as operating lease revenue on a straight-line basis over the term of the lease agreement.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finance Receivables

Automotive Financing

Pre-Acquisition Finance Receivables

Finance receivables originated prior to the acquisition of AmeriCredit were adjusted to fair value at October 1, 2010. As a result of the acquisition, the allowance for loan losses at October 1, 2010 was eliminated and a net discount was recorded on the receivables. A portion of the discount attributable to future credit losses is recorded as a non-accretable discount and utilized as such losses occur. Any deterioration in the performance of pre-acquisition receivables, indicating that the non-accretable discount has become insufficient to cover future credit losses, in the pre-acquisition portfolio, will result in an incremental allowance for loan losses being recorded. Improvements in performance of the pre-acquisition receivables, indicating that the non-accretable discount exceeds expected future credit losses will not be a direct offset to charge-offs, but will result in a transfer of the excess non-accretable discount to accretable discount, which will be recorded as finance charge income over the remaining life of the receivables.

A portion of the fair value adjustment on the finance receivables is included as an accretable premium. This premium is accreted into finance charge income over the remaining life of the receivables utilizing the effective interest method.

Post-Acquisition Finance Receivables

Finance receivables originated after the acquisition of AmeriCredit are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain an allowance for loan losses at a level considered adequate to cover probable credit losses inherent in GM Financial’s post-acquisition finance receivables.

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the post-acquisition finance receivables as of the balance sheet date. We review charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses. We also use historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the balance sheet date.

Allowance For Doubtful Accounts – Trade Receivables

Automotive

We estimate the balance of allowance for doubtful accounts by analyzing accounts receivable balances by age, and our estimate includes separately providing for specific customer balances when it is deemed probable that the balance is uncollectible. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

Inventory

Automotive

Inventories are stated at the lower of cost or market (LCM). In connection with fresh-start reporting, we elected to use the FIFO costing method for all inventories previously accounted for by Old GM using the LIFO costing method.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Market, which represents selling price less cost to sell, considers general market and economic conditions, periodic reviews of current profitability of vehicles, and the effect of current incentive offers at the balance sheet date. Market for off-lease and other vehicles is current auction sales proceeds less disposal and warranty costs. Productive material, work in process, supplies and service parts are reviewed to determine if inventory quantities are in excess of forecasted usage, or if they have become obsolete.

Advertising

The following table summarizes advertising expenditures, which are expensed as incurred (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Advertising expense	$4,259	$2,110	$1,471	$5,303

Research and Development Expenditures

Automotive

The following table summarizes research and development expenditures, which are expensed as incurred (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Research and development expense	$6,962	$3,034	$3,017	$8,012

Property, net

Property, plants and equipment, including internal use software, is recorded at cost. Major improvements that extend the useful life or add functionality of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. We depreciate all depreciable property using the straight-line method. Leasehold improvements are amortized over the period of lease or the life of the asset, whichever is shorter. For depreciable property placed in service before January 2001, Old GM used accelerated depreciation methods. For depreciable property placed in service after January 2001, Old GM used the straight-line method. Upon retirement or disposition of property, plants and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in earnings. Impairment charges related to property are recorded in Automotive cost of sales or GM Financial operating expenses and other. Refer to Notes 12 and 26 for additional information on property and impairments.

Special Tools

Automotive

Special tools represent product-specific powertrain and non-powertrain related tools, dies, molds and other items used in the vehicle manufacturing process. Expenditures for special tools are recorded at cost and are capitalized. In connection with our application of fresh-start reporting, we began amortizing all non-powertrain special tools using an accelerated amortization method. We amortize powertrain special tools over their estimated useful lives using the straight-line method. Old GM amortized all special tools using the straight-line method over their estimated useful lives. Refer to Note 12 for additional information on special tools.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill arises from the application of fresh-start reporting and acquisitions accounted for as business combinations. Goodwill is tested for impairment for all reporting units on an annual basis during the fourth quarter, or more frequently, if events occur or circumstances change that would warrant such a review. An impairment charge is recorded for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values of reporting units are established using a discounted cash flow method. Our reporting units are GMNA, GME, GM Financial and various reporting units within the GMIO and GMSA segments. Due to the integrated nature of our manufacturing operations and the sharing of vehicle platforms among brands, assets and other resources are shared extensively within GMNA and GME and financial information by brand or country is not discrete below the operating segment level such that GMNA and GME do not contain reporting units below the operating segment level. GM Financial also does not contain reporting units below the operating segment level. GMIO and GMSA are less integrated given the lack of regional trade pacts and other unique geographical differences and thus contain separate reporting units below the operating segment level. Where available and as appropriate, comparative market multiples and the quoted market price for our common stock are used to corroborate the results of the discounted cash flow method. Goodwill would be reassigned on a relative-fair-value basis to a portion of a reporting unit to be disposed of or upon the reorganization of the composition of one or more of our reporting units, unless the reporting unit was never integrated. Refer to Note 26 for additional information on goodwill impairments.

Intangible Assets, net

Intangible assets, excluding Goodwill, primarily include brand names (including defensive intangibles associated with discontinued brands), technology and intellectual property, customer relationships, dealer network and favorable contracts.

All intangible assets are amortized on a straight-line or an accelerated method of amortization over their estimated useful lives. An accelerated amortization method reflecting the pattern in which the asset will be consumed is utilized if that pattern can be reliably determined. If that pattern cannot be reliably determined, a straight-line amortization method is used. We consider the period of expected cash flows and underlying data used to measure the fair value of the intangible assets when selecting a useful life.

Amortization of developed technology and intellectual property is recorded in Automotive cost of sales. Amortization of brand names, customer relationships and our dealer network is recorded in Automotive selling, general and administrative expense or GM Financial operating expenses and other. Refer to Notes 2 and 14 for additional information on intangible assets.

Valuation of Long-Lived Assets

The carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business are evaluated for impairment when events and circumstances warrant. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds the fair value for the asset group to be held and used. Product-specific long-lived asset groups are tested for impairment at the platform level. Non-product specific long-lived assets are tested for impairment on a segment basis in GMNA, GME, and GM Financial and tested at or within our various reporting units within our GMIO and GMSA segments. Assets classified as held for sale are recorded at the lower of carrying amount or fair value less cost to sell. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held for use until disposition. Product-specific assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs.

We tested certain long-lived assets for impairment in the year ended December 31, 2010 and in the period July 10, 2009 through December 31, 2009 and Old GM tested certain long-lived assets for impairment in the period January 1, 2009 through July 9, 2009 and in the year ended December 31, 2008. Long-lived asset impairment charges were recorded based on the results of the analyses. Refer to Note 26 for additional information on impairment charges.

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

Equipment on Operating Leases, net

Equipment on operating leases, net, including leased vehicles within Total GM Financial Assets, is reported at cost, less accumulated depreciation and net of origination fees or costs. Estimated income from operating lease assets, which includes lease origination fees, net of lease origination costs, is recorded as operating lease revenue on a straight-line basis over the term of the lease agreement. Depreciation of vehicles is provided on a straight-line basis to an estimated residual value over the term of the lease agreement.

We have and Old GM had significant investments in vehicles in operating lease portfolios, which are comprised of vehicle leases to retail customers with lease terms of up to 60 months and vehicles leased to rental car companies with lease terms that average nine months or less. We are and Old GM was exposed to changes in the residual values of those assets. For impairment purposes, the residual values represent estimates of the values of the assets at the end of the lease contracts and are determined based on the lower of forecasted or current auction proceeds in the U.S. and Canada and forecasted auction proceeds outside of the U.S. and Canada when there is a reliable basis to make such a determination. Realization of the residual values is dependent on the future ability to market the vehicles under the prevailing market conditions. The adequacy of the estimate of the residual value is evaluated over the life of the lease and adjustments may be made to the extent the expected value of the vehicle at lease termination changes. Adjustments may be in the form of revisions to the depreciation rate or recognition of an impairment charge. Impairment is determined to exist if the undiscounted expected future cash flows, which include estimated residual values, are lower than the carrying amount of the asset. If the carrying amount is considered impaired, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the anticipated cash flows, including estimated residual values.

In our automotive operations, when a leased vehicle is returned the asset is reclassified from Equipment on operating leases, net to Inventories at the lower of cost or estimated selling price, less costs to sell. In our automotive finance operations, when a leased vehicle is returned or repossessed the asset is recorded at the lower of cost or estimated selling price, less costs to sell, and upon disposition a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset.

Impairment charges related to Equipment on operating leases, net are recorded in Automotive cost of sales or GM Financial operating expenses and other. Refer to Notes 26 and 32 for additional information on impairments and operating lease arrangements with Ally Financial.

Foreign Currency Transactions and Translation

The assets and liabilities of foreign subsidiaries, that use the local currency as their functional currency, are translated to U.S. Dollars based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in Accumulated other comprehensive income (loss). The assets and liabilities of foreign subsidiaries whose local currency is not their functional currency are remeasured from their local currency to their functional currency, and then translated to U.S. Dollars. Revenues and expenses are translated into U.S. Dollars using the average exchange rates prevailing for each period presented.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and losses arising from foreign currency transactions, which include the effects of remeasurements discussed in the preceding paragraph, are recorded in Automotive cost of sales and GM Financial operating expenses and other.

The following table summarizes the effects of foreign currency transactions (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Gain (loss) resulting from foreign currency transactions	$(210)	$(755)	$(1,077)	$1,705

Policy, Warranty and Recall Campaigns

Automotive

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

Environmental Costs

Automotive

A liability for environmental remediation costs is recorded when a loss is probable and can be reasonably estimated. For environmental sites where there are potentially multiple responsible parties, a liability for the allocable share of the costs related to involvement with the site is recorded, as well as an allocable share of costs related to insolvent parties or unidentified shares, neither of which are reduced for possible recoveries from insurance carriers. For environmental sites where we and Old GM are the only potentially responsible parties, a liability is recorded for the total estimated costs of remediation before consideration of recovery from insurers or other third parties. The process of estimating environmental remediation liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites.

We have an established process to develop environmental liabilities that is used globally. This process consists of a number of phases that begins with visual site inspections and an examination of historical site records. Once a potential problem is identified, physical sampling of the site, which may include analysis of ground water and soil borings, is performed. The evidence obtained is then evaluated and if necessary, a remediation strategy is developed and submitted to the appropriate regulatory body for approval. The final phase of this process involves the commencement of remediation activities according to the approved plan.

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

Fair Value Measurements

A three-level valuation hierarchy is used for fair value measurements. The three-level valuation hierarchy is based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These three types of inputs create the following fair value hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets;

•

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

•	Level 3 — Instruments whose significant inputs are unobservable.

Financial instruments are transferred in and/or out of Level 3 in the valuation hierarchy at the beginning of the accounting period based upon the significance of the unobservable inputs to the overall fair value measurement. Level 3 financial instruments typically include, in addition to the unobservable inputs, observable components that are validated to external sources.

Marketable Securities

We classify marketable securities as available-for-sale or trading. Various factors, including turnover of holdings and investment guidelines, are considered in determining the classification of securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses recorded, net of related income taxes, in Accumulated other comprehensive income (loss) until realized. Trading securities are recorded at fair value with changes in fair value recorded in Interest income and other non-operating income, net. We determine realized gains and losses for all securities using the specific identification method.

Old GM classified all marketable securities as available-for-sale.

Securities are classified in Level 1 when quoted prices in an active market for identical securities are available. If quoted market prices are not available, fair values of securities are determined using prices from a pricing vendor, pricing models, quoted prices of securities with similar characteristics or discounted cash flow models and are generally classified in Level 2. These prices represent non-binding quotes. U.S. government and agency securities, certificates of deposit, commercial paper, and corporate debt securities are classified in Level 2. Our pricing vendor utilizes industry-standard pricing models that consider various inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities as well as other relevant economic measures. Securities are classified in Level 3 in certain cases where there are unobservable inputs to the valuation in the marketplace.

We conduct an annual review of our pricing vendor. This review includes discussion and analysis of the inputs used by the pricing vendor to provide prices for the types of securities we hold. These inputs included interest rate yields, bid/ask quotes, prepayment speeds and prices for comparable securities. Based on our review we believe the prices received from our pricing vendor are a reliable representation of fair value.

An evaluation is made monthly to determine if unrealized losses related to non-trading investments in debt and equity securities are other than temporary. Factors considered in determining whether a loss on a debt security is other than temporary include: (1) the length of time and extent to which the fair value has been below cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent to sell or likelihood to be forced to sell the security before any anticipated recovery. Prior to April 1, 2009 Old GM

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered its ability and intent to hold the investment for a sufficient period of time to allow for any anticipated recovery. If losses are determined to be other than temporary, the loss is recorded in Interest income and other non-operating income, net and the investment carrying amount is adjusted to a revised fair value.

Derivative Instruments

We are party to a variety of foreign currency exchange rate, interest rate swap, interest rate cap and commodity derivative contracts entered into in connection with the management of exposure to fluctuations in foreign currency exchange rates, interest rates and certain commodity prices.

Our financial risk management program is under the responsibility of the Risk Management Committee, which reviews and, where appropriate, approves strategies to be pursued to mitigate these risks. The Risk Management Committee is composed of members of our management and functions under the oversight of the Finance and Risk Committee, a committee of the Board of Directors. The Finance and Risk Committee assists and guides the Board in its oversight of our financial and risk management strategies. A risk management control framework is utilized to monitor the strategies, risks and related hedge positions, in accordance with the policies and procedures approved by the Risk Management Committee.

In August 2010 we changed our automotive operations risk management policy with respect to foreign exchange and commodities. Under our prior policy we intended to reduce volatility of forecasted cash flows primarily through the use of forward contracts and swaps. The intent of the new policy is to protect against risk arising from extreme adverse market movements on our key exposures and involves a shift to greater use of purchased options.

GM Financial is exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on its credit facilities and on certain securitization notes payable. GM Financial’s special purpose entities (SPEs) are contractually required to purchase derivative instruments as credit enhancements in connection with securitization transactions and credit facilities. These financial exposures and contractual requirements are managed in accordance with corporate policies and procedures and a risk management control system is used to assist in monitoring hedging programs, derivative positions and hedging strategies. Hedging documentation includes hedging objectives, practices and procedures and the related accounting treatment.

The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified. Derivative financial instruments entered into by our automotive operations are not designated in hedging relationships. Certain of the derivatives entered into by GM Financial have been designated in cash flow hedging relationships. Derivatives that receive hedge accounting treatment are evaluated for effectiveness at the time they are designated as well as throughout the hedging period. We do not hold derivative financial instruments for speculative purposes.

All derivatives are recorded at fair value and presented gross in the consolidated balance sheets. Internal models are used to value a majority of derivatives. The models use, as their basis, readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for commodities and foreign currency exchange rates. Derivative contracts that are valued based upon models with significant unobservable market inputs, primarily estimated forward and prepayment rates, are classified in Level 3.

The valuation of derivative liabilities takes into account our nonperformance risk. At December 31, 2010 and 2009 our nonperformance risk was not observable through a liquid credit default swap market. Our nonperformance risk was estimated using internal analysis to develop conclusions on our implied credit rating, which we used to determine the appropriate credit spread, which would be applied to us by market participants. Prior to receiving published credit ratings we developed our credit rating conclusions using an analysis of comparable industrial companies. At December 31, 2010 we incorporated published credit agency ratings of GM into our credit rating conclusions. At December 31, 2009 all derivatives whose fair values contained a significant credit adjustment based on our nonperformance risk were classified in Level 3. At December 31, 2010 we have determined that our non-performance

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

risk no longer represents a significant input in the determination of the fair value of our derivatives. Consequently, at December 31, 2010 all automotive operations derivatives were reclassified to Level 2.

We record the earnings effect resulting from the change in fair value of automotive operations derivative instruments in Interest income and other non-operating income, net. We record the earnings effect resulting from the change in fair value of derivative instruments entered into by GM Financial in GM Financial operating expenses and other.

Effective changes in fair value of derivatives designated as cash flow hedges are recorded in Cash flow hedging gain (losses) within a separate component of Accumulated other comprehensive income (loss). Amounts are reclassified from Accumulated other comprehensive income (loss) when the underlying hedged item affects earnings. All ineffective changes in fair value are recorded in earnings. We also discontinue hedge accounting prospectively when it is determined that a derivative instrument has ceased to be effective as an accounting hedge or if the underlying hedged cash flow is no longer probable of occurring.

Prior to October 1, 2008, Old GM recorded changes in fair value of derivatives designated as fair value hedges in earnings offset by changes in fair value of the hedged item to the extent the derivative was effective as a hedge. Old GM recorded the change in fair value of derivative instruments in the same line item in the consolidated statements of operations as the underlying exposure being hedged.

As part of Old GM’s quarterly tests for hedge effectiveness in the three months ended December 31, 2008, Old GM was unable to conclude that its cash flow and fair value hedging relationships continued to be highly effective. Therefore, Old GM discontinued the application of hedge accounting for derivative instruments used in cash flow and fair value hedging relationships. Old GM recorded certain releases of deferred gains and losses arising from previously designated cash flow and fair value hedges in earnings. The earnings effect resulting from the change in fair value of derivative instruments was recorded in the same line item in the consolidated statements of operations as the underlying exposure being hedged.

We enter into contracts with counterparties that we believe are creditworthy and generally settle on a net basis. We perform a quarterly assessment of our counterparty credit risk, including a review of credit ratings, credit default swap rates and potential nonperformance of the counterparty. Based on our most recent quarterly assessment of our counterparty credit risk, we consider this risk to be low.

The cash flows from derivative instruments are classified in the same categories as the hedged items in the consolidated statement of cash flows.

Refer to Note 21 for additional information related to derivative transactions.

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

Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. We establish and Old GM established valuation allowances for deferred tax assets based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider and Old GM considered the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors, including but not limited to:

•	Nature, frequency, and severity of recent losses;

•	Duration of statutory carryforward periods;

•	Historical experience with tax attributes expiring unused; and

•	Near- and medium-term financial outlook;

Concluding a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize and Old GM utilized a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years, as adjusted for non-recurring matters.

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

We record interest and penalties on uncertain tax positions in Income tax expense (benefit). Old GM recorded interest income on uncertain tax positions in Interest income and other non-operating income, net, interest expense in Automotive interest expense and penalties in Automotive selling, general and administrative expense.

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

The cost of medical, dental, legal service and life insurance benefits provided through postretirement benefit plans is recorded in the period employees provide service. The cost of postretirement plan amendments that provide for benefits already earned by plan participants is amortized over the expected period of benefit which may be the average period to full eligibility or the average life expectancy of the plan participants.

U.S. salaried retiree medical plan amendments are amortized over the period to full eligibility and actuarial gains and losses are amortized over the average remaining years of future service.

Actuarial (gains) losses and new prior service costs (credits) for the U.S. hourly healthcare plans are amortized over a time period corresponding with the average life expectancy of the plan participants.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The discount rate assumption is established for each of the retirement-related benefit plans at their respective measurement dates. In the U.S. and Canada, we use a cash flow matching approach that uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate.

In the U.S., Old GM established a discount rate assumption to reflect the yield of a hypothetical portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to satisfy projected future benefits.

In countries other than the U.S. and Canada, discount rates are established depending on the local financial markets, using a high quality yield curve based on local bonds, a yield curve adjusted to reflect local conditions using foreign currency swaps or local actuarial standards.

Plan Asset Valuation

Cash Equivalents and Other Short-Term Investments

Money market funds and other similar short-term investment funds are valued using the net asset value per share (NAV) as provided by the investment sponsor or third party administrator. Prices for short-term debt securities are received from independent pricing services or from dealers who make markets in such securities. Independent pricing services utilize matrix pricing which considers readily available inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type as well as dealer supplied prices. Cash equivalents and other short-term investments are generally classified in Level 2.

Group Annuity Contracts

Group annuity contracts are the contracts or policies issued by a life insurance company, which are used as a funding instrument for specified benefits payments to be made in accordance with the defined benefit pension plans. The contracts or policies may be backed by one or more separately managed investment accounts, which hold investments in high quality fixed income securities. The value of each contract or policy depends, in part, on the values of the units of the separately managed investment accounts backing the contract. The fair value of the separately managed investment account assets is based on the fair value of the underlying assets owned by the separately managed investment accounts. The separately managed investment accounts, which typically calculate NAV (or its equivalent), and underlying assets are valued in accordance with the valuation policies of the respective insurers. From time to time, the defined benefit pension plans’ liabilities may increase as a result of these contracts when the required reserves, as estimated by an insurer under the terms of the contract or policy, exceed the fair value of contract assets. The resulting difference represents an outstanding contract asset deficiency that must be funded by the defined benefit pension plan’s sponsor. Group annuity contracts are generally classified in Level 3.

Common and Preferred Stock

Equity securities for which market quotations are readily available are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market or exchange on which they are traded and are classified in Level 1. In the event there were no sales during the five-day period before the reporting date and the five-day period after the reporting date or closing prices are not available, securities are valued at the last quoted bid price or may be valued using the last available price and are typically classified in Level 2. Common and preferred stock classified in Level 3 are typically those that are thinly traded, delisted, or privately issued securities or other issues that are priced by a dealer or pricing service using inputs such as

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aged (stale) pricing, and/or other qualitative factors. We may consider other security attributes such as liquidity and market activity in assessing the observability of inputs used by pricing services or dealers, which may affect classification in the fair value hierarchy.

Government, Agency and Corporate Debt Securities

U.S. government and government agency obligations, foreign government and government agency obligations, municipal securities, supranational obligations, corporate bonds, bank notes, floating rate notes, and preferred securities are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Pricing services utilize matrix pricing which considers readily available inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type as well as dealer supplied prices and are generally classified in Level 2. Securities within this asset class that are classified in Level 3 are typically priced by dealers and pricing services that use proprietary pricing models which incorporate unobservable inputs. These inputs primarily consist of yield and credit spread assumptions. We may consider other security attributes such as liquidity, market activity, price level, credit ratings and geo-political risk in assessing the observability of inputs used by pricing services or dealers, which may affect classification.

Agency and Non-Agency Mortgage and Other Asset-Backed Securities

U.S. and foreign government agency mortgage and asset-backed securities, non-agency collateralized mortgage obligations, commercial mortgage securities, residential mortgage securities and other asset-backed securities are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Pricing services utilize matrix pricing which considers prepayment speed assumptions, attributes of the collateral, yield or price of bonds of comparable quality, coupon, maturity and type as well as dealer supplied prices and are generally classified in Level 2. Securities within this asset class that are classified in Level 3 are typically priced by dealers and pricing services that use proprietary pricing models which incorporate unobservable inputs. These inputs primarily consist of prepayment curves, discount rates, default assumptions and recovery rates. We may consider other security attributes such as liquidity, market activity, price level, credit ratings and geo-political risk in assessing the observability of inputs used by pricing services or dealers, which may affect classification.

Investment Funds, Private Equity and Debt Investments and Real Estate Investments

Exchange traded funds and real estate investment trusts, for which market quotations are readily available, are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market or exchange on which they are traded and are classified in Level 1. Investments in non-exchange traded funds and certain SPEs (e.g., limited partnerships, limited liability companies), which may be fully redeemed at NAV in the near-term (within 90 days), are generally measured at fair value on the basis of the NAV provided by the investment sponsor or its third party administrator, and generally classified in Level 2. Investments within this asset class that are classified in Level 3 include investments in funds, which may not be fully redeemed at NAV in the near-term, and are typically measured on the basis of the NAV. Level 3 investments also include direct private equity, debt, and real estate investments, which have inherent restrictions on near-term redemption. Fair value estimates for direct private equity, private debt, and real estate investments are provided by the respective investment sponsors and are subsequently reviewed and approved by management. In the event management concludes a reported NAV or fair value estimate (collectively, external valuation) does not reflect fair value or is not determined as of the financial reporting measurement date, we will consider whether an adjustment is necessary. In determining whether an adjustment to the external valuation is required, we will review material factors that could affect the valuation, such as changes to the composition or performance of the underlying investment(s) or comparable investments, overall market conditions, and other economic factors that may possibly have a favorable or unfavorable effect on the reported external valuation. We may adjust the external valuation to ensure fair value as of the balance sheet date.

Derivatives

Exchange traded derivatives, for which market quotations are readily available, are valued at the last reported sale price or official closing price as reported by an independent pricing service on the primary market or exchange on which they are traded and are

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified in Level 1. Over-the-counter derivatives are typically valued through independent pricing services and are generally classified in Level 2. Derivatives classified in Level 3 are typically priced by dealers and pricing services that use proprietary pricing models which incorporate unobservable inputs. These inputs include extrapolated or model-derived assumptions such as volatilities and yield and credit spread assumptions.

Due to the lack of timely available market information for certain investments in the asset classes described above as well as the inherent uncertainty of valuation, reported fair values may differ from fair values that would have been used had timely available market information been available.

Early Retirement Programs

An early retirement program was offered to certain German employees that allows these employees to transition from employment into retirement before their legal retirement age. Eligible employees who elect to participate in this pre-retirement leave program work full time in half of the pre-retirement period, the active period, and then do not work for the remaining half, the inactive period, and receive 50.0% of their salary in this pre-retirement period. Program related benefits are recognized over the period from when the employee signed the program contract until the end of the employee’s active service period.

Extended Disability Benefits

Estimated extended disability benefits are accrued ratably over the employee’s active service period using measurement provisions similar to those used to measure our other postretirement benefits (OPEB) obligations. The liability is composed of the future obligations for income replacement, healthcare costs and life insurance premiums for employees currently disabled and those in the active workforce who may become disabled. Future disabilities are estimated in the current workforce using actuarial methods based on historical experience. We record actuarial gains and losses immediately in earnings. Old GM amortized net actuarial gains and losses over the remaining duration of the obligation.

Labor Force

On a worldwide basis, we have and Old GM had a concentration of the workforce working under the guidelines of unionized collective bargaining agreements. At December 31, 2010 49,000 of our U.S. employees (or 64%) were represented by unions, of which 48,000 employees were represented by the UAW. The current labor contract with the UAW is effective for a four-year term that began in October 2007 and expires in September 2011. The contract included a $3,000 lump sum payment in the year ended December 31, 2007 and performance bonuses of 3.0%, 4.0% and 3.0% of wages in the years ended December 31, 2008, 2009 and 2010 for each UAW employee. These payments are amortized over the 12-month period following the respective payment dates. In February 2009 Old GM and the UAW agreed to suspend the 2009 and 2010 performance bonus payments.

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

Prior to the implementation of the modified job security programs, costs for postemployment benefits to hourly employees idled on an other than temporary basis were accrued based on our best estimate of the wage, benefit and other costs to be incurred, and costs related to the temporary idling of employees were expensed as incurred.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Incentive Plans

GM

We measure and record compensation expense for all share-based payment awards based on the award’s estimated fair value. We grant awards to our employees through the 2009 Long Term Incentive Plan and the GM Salary Stock Plan. We record compensation expense over the applicable vesting period of an award.

In November and December 2010 we consummated a public offering of 550 million shares of our common stock. Prior to this offering, the fair value of awards granted was based on the estimated fair value of our common stock. Commencing in November 2010 the fair value of our common stock is based on the New York Stock Exchange trading price. Refer to Note 31 for additional information regarding stock incentive plans.

Salary stock awards granted are fully vested and nonforfeitable upon grant, therefore compensation cost is recorded on the date of grant.

Old GM

All of Old GM’s awards for the period January 1, 2009 through July 9, 2009, and the year ended December 31, 2008 were accounted for at fair value, and compensation expense was recorded based on the award’s estimated fair value. No share-based compensation expense was recorded for the top 25 most highly compensated employees in 2009, in compliance with the Loan and Security Agreement with the UST.

Stock options granted were measured on the date of grant using the Black-Scholes option-pricing model to determine fair value. Compensation expense was recorded on a graded vesting schedule. Old GM issued treasury shares upon exercise of employee stock options.

Option awards contingent on performance and market conditions were measured on the date of grant using a Monte-Carlo simulation model to determine fair value. Vesting was contingent upon a one-year service period and multiple performance and market requirements and was recorded on a graded vesting schedule over a weighted-average derived service period.

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

Cash restricted stock units were granted to certain of Old GM’s global executives that provided cash equal to the value of underlying restricted share units at predetermined vesting dates. Compensation expense was recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each cash-settled award was remeasured at the end of each reporting period, and the liability and related expense adjusted based on the new fair value of Old GM’s common stock.

All outstanding Old GM awards remained with Old GM and we did not replace them in the 363 Sale.

Recently Adopted Accounting Principles

Variable Interest Entities

In January 2010 we adopted amendments to ASC 810, “Consolidation” (ASC 810). These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise: (1) has the power to direct

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the activities of a VIE that most significantly affect the entity’s economic performance; and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. These amendments also require, among other considerations, an ongoing reconsideration of the primary beneficiary. In February 2010 the Financial Accounting Standard Board (FASB) issued guidance that permitted an indefinite deferral of these amendments for entities that have all the attributes of an investment company or that apply measurement principles consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of VIE’s in effect prior to the adoption of these amendments. This deferral was applicable to certain investment companies associated with our employee benefit plans and investment companies managing investments on behalf of unrelated third parties.

The amendments were adopted prospectively. Upon adoption, we consolidated General Motors Egypt (GM Egypt). Due to our application of fresh-start reporting on July 10, 2009 and because our investment in GM Egypt was accounted for using the equity method of accounting, there was no difference between the net assets added to the consolidated balance sheet upon consolidation and the amount of previously recorded interest in GM Egypt. As a result, there is no cumulative effect of a change in accounting principle to Accumulated deficit. However, the consolidation of GM Egypt resulted in an increase in Total assets of $254 million, an increase in Total liabilities of $178 million, and an increase in Noncontrolling interest of $76 million. The effect of these amendments was measured based on the amount at which the asset, liability and noncontrolling interest would have been carried or recorded in the consolidated financial statements if these amendments had been effective since inception of our relationship with GM Egypt. Refer to Note 17 for additional information regarding the effect of the adoption of these amendments.

Transfers of Financial Assets

In January 2010 we adopted certain amendments to ASC 860, “Transfer and Servicing” (ASC 860). ASC 860 eliminated the concept of a qualifying SPE, establishes a new definition of participating interest that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer of financial assets to be accounted for as a sale, and changes the amount that can be recorded as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. The adoption of these amendments did not have an effect on the consolidated financial statements.

Accounting Standards Not Yet Adopted

In September 2009 the FASB issued Accounting Standard Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. In addition, ASU 2009-13 revises the method by which consideration is allocated among the units of accounting. Specifically, the overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, involving vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASU 2009-13 is not expected to have a material effect on the consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (ASU 2010-28). The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Any resulting goodwill impairment is recorded as a cumulative-effect adjustment to beginning Retained earnings (accumulated deficit) in the period of adoption.

GME has a negative carrying amount; as such, we will apply the provisions of ASU 2010-28 effective January 1, 2011. When a reduction occurs in the fair-value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our application of fresh-start reporting, the amount of our implied goodwill can decline. Prior to the adoption of ASU 2010-28, any such decline does not result in recognition of an impairment loss as long as Step 1 of the goodwill impairment test is passed (as was the case at our October 1, 2010 annual testing date). However, proceeding directly to Step 2 of the goodwill impairment test as required in this circumstance upon adoption of ASU 2010-28 would result in recognition of any such impairment.

We are currently in the process of valuing the amount of the implied goodwill as of January 1, 2011 for GME, and estimate the high end of the range of possible adjustment to be approximately $1.3 billion. Our estimate represents the net decrease, from July 10, 2009 through January 1, 2011, in the fair-value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting resulting primarily from an overall improvement in our incremental borrowing rate and corresponding decrease in our nonperformance risk since July 10, 2009. The actual goodwill impairment determination can also be affected by other factors in the Step 2 impairment test which we have not yet finalized. As a result, the actual adjustment may be different than our current estimate upon the finalization of our valuation procedures and determination of our implied goodwill for GME at January 1, 2011.

Note 5. Acquisition and Disposal of Businesses

Acquisition of AmeriCredit Corp.

On October 1, 2010 we acquired 100% of the outstanding equity interests of AmeriCredit, an automotive finance company, renamed General Motors Financial Company, Inc., for cash of approximately $3.5 billion. The acquisition of AmeriCredit will allow us to provide a more complete range of financing options to our customers across the U.S. and Canada, specifically focusing on providing additional capabilities in leasing and sub-prime vehicle financing options.

The following table summarizes the consideration paid, acquisition-related costs, and the assets acquired and liabilities assumed recognized at the acquisition date in connection with the acquisition of AmeriCredit (dollars in millions, except per share amounts):

Successor
October 1, 2010
Consideration
Cash paid to AmeriCredit common shareholders of $24.50 per share	$3,327
Cash paid to cancel outstanding stock warrants	94
Cash paid to settle equity-based compensation awards	33

Total consideration	$3,454

Acquisition-related costs (a)	$43

Assets acquired and liabilities assumed
Cash	$538
Restricted cash	1,136
Finance receivables (b)	8,231
Other assets, including identifiable intangible assets	200
Securitization notes payable and other borrowings (c)	(7,564)
Other liabilities	(352)

Identifiable net assets acquired	2,189
Goodwill resulting from the acquisition of AmeriCredit	1,265

$3,454

(a)	Acquisition-related costs of $43 million were expensed as incurred. The acquisition related costs include $27 million recorded in Automotive selling, general and administrative expense and $16 million recorded in GM Financial operating expenses and other.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	The Finance receivables were recorded at fair value, which was determined using a discounted cash flow approach. The contractual cash flows were adjusted for estimated prepayments, defaults, recoveries, finance charge income and servicing costs and discounted using a discount rate commensurate with risks and maturity inherent in the finance contracts. As of the acquisition date, the contractually required payments receivable was $10.7 billion of which $9.7 billion was expected to be collected.

(c)	The fair value of securitization notes payable and other borrowings was principally determined using quoted market rates.

We recorded goodwill in the amount of $1.3 billion for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed. Goodwill includes $153 million recorded to establish a valuation allowance for deferred tax assets that was not applicable to GM Financial on a stand-alone basis. All of the goodwill was assigned to the newly formed GM Financial reporting segment. The goodwill expected to be tax deductible is $159 million and was generated from previous acquisitions by GM Financial.

The results of operations of GM Financial are included in our results beginning October 1, 2010. The following table summarizes the actual amounts of revenue and earnings of GM Financial included in our consolidated financial statements for the year ended December 31, 2010 and the supplemental pro forma revenue and earnings of the combined entity as if the acquisition had occurred on January 1, 2009 (dollars in millions):

	Successor (Unaudited)			Predecessor (Unaudited)
	GM Financial amounts included in results for Year Ended December 31, 2010	Pro Forma-Combined		Pro Forma-Combined
		Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Total net sales and revenue	$281	$136,665	$58,215	$48,074
Net income (loss) attributable to stockholders	$90	$6,634	$(4,125)	$109,234

The supplemental pro forma information was adjusted to give effect to the tax effected amortization of a premium on finance receivables and a premium on securitization notes payable and other borrowings, depreciation and amortization related to other assets and acquisition related costs. The pro forma information should not be considered indicative of the results had the acquisition been consummated on January 1, 2009, nor are they indicative of future results.

Sale of Nexteer

On November 30, 2010 we completed the sale of Nexteer, a manufacturer of steering components and half-shafts, to Pacific Century Motors. The sale of the Nexteer business included the global steering business which was acquired in October 2009 as discussed under Acquisition of Delphi Businesses below. The 2009 acquisition of Nexteer included 22 manufacturing facilities, six engineering facilities and 14 customer support centers located in North and South America, Europe and Asia.

We received consideration of $426 million in cash and a $39 million promissory note in exchange for 100% of our ownership interest in Nexteer and recorded a gain of $60 million on the sale which is recorded in Interest income and other non-operating income, net. Subsequent to the sale, Nexteer became one of our third party suppliers and we remain a significant customer. During 2010 Nexteer recorded revenue of $1.8 billion, of which $939 million were sales to us. During the period from October 6, 2009, the date of acquisition, to December 31, 2009, Nexteer reported revenue of $453 million, of which $218 million were sales to us. We did not provide the pro forma financial information because we do not believe the information is material.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Strasbourg

On October 1, 2010 we acquired 100% of the outstanding equity interest of General Motors Strasbourg S.A.S (GMS) for cash of one Euro from MLC. GMS is an entity engaged in the business of developing and manufacturing automatic transmissions for luxury and performance light automotive vehicles which was previously owned by Old GM but retained by MLC in connection with the 363 Sale. MLC was unable to sell GMS and upon notification of their plan to liquidate GMS, we agreed to repurchase the business. We believe the repurchase of GMS allows us to maintain good relationships and to help expand our business within the European region.

We recorded the fair value of the assets acquired and liabilities assumed as of October 1, 2010, the date we obtained control, and have included GMS’s results of operations and cash flows from that date forward. The following table summarizes the amounts recorded in connection with the acquisition of GMS, which are included in our GME segment (dollars in millions):

Successor
October 1, 2010
Assets acquired and liabilities assumed
Cash	$49
Accounts receivable (a)	60
Inventory	56
Property, net	25
Other non-current assets	3
Current liabilities (b)	(116)
Non-current liabilities	(11)

Bargain purchase gain	$66

(a)	Accounts receivable includes $32 million that is due from us.

(b)	Current liabilities include $8 million that is due to us.

We determined that the excess of fair value over consideration paid was attributable to potential future restructuring scenarios made necessary due to the uncertainty in sales demand beyond in-place supply agreements. Restructuring costs, if incurred, would be expensed in future periods. As potential future restructuring activities do not qualify to be recorded as a liability in the application of the acquisition method of accounting, none was recorded, and we recorded the excess as a bargain purchase gain, classified as Interest income and other non-operating income, net. We did not provide the pro forma financial information because we do not believe the information is material. We began to record the results of GMS operations in our consolidated financial statements from the date of acquisition.

Sale of India Operations

In December 2009 we and SAIC Motor Hong Kong Investment Limited (SAIC-HK) entered into a joint venture, SAIC GM Investment Limited (HKJV) to invest in automotive projects outside of markets in China, initially focusing on markets in India. On February 1, 2010 we sold certain of our operations in India (GM India), part of our GMIO segment to HKJV, in exchange for a promissory note due in 2013. The amount due under the promissory note may be partially reduced, or increased, based on GM India’s cumulative earnings before interest and taxes for the three year period ending December 31, 2012. In connection with the sale we recorded net consideration of $185 million and an insignificant gain. The sale transaction resulted in a loss of control and the deconsolidation of GM India on February 1, 2010. Accordingly, we removed the assets and liabilities of GM India from our consolidated financial statements and recorded an equity interest in HKJV to reflect cash of $50 million we contributed to HKJV and a $123 million commitment to provide additional capital that we are required to make in accordance with the terms of the joint venture agreement. We have recorded a corresponding liability to reflect our obligation to provide additional capital.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Delphi Businesses

In July 2009 we entered into the Delphi Master Disposition Agreement (DMDA) with Delphi and other parties. Under the DMDA, we agreed to acquire Delphi’s global steering business (Nexteer), which supplies us and other original equipment manufacturers (OEMs) with steering systems and columns, and four domestic facilities that manufacture a variety of automotive components, primarily sold to us. In addition, we and several third party investors who held the Delphi Tranche DIP facilities (collectively the Investors) agreed to acquire substantially all of Delphi’s remaining assets through DIP HOLDCO, LLP, subsequently named Delphi Automotive LLP (New Delphi). Certain excluded assets and liabilities were retained by a Delphi entity (DPH) to be sold or liquidated. In connection with the DMDA, we agreed to pay or assume Delphi obligations of $1.0 billion related to Delphi’s senior DIP credit facility, including certain outstanding derivative instruments, its junior DIP credit facility, and other Delphi obligations, including certain administrative claims. At the closing of the transactions contemplated by the DMDA, we waived administrative claims associated with the advance agreements with Delphi, the payment terms acceleration agreement with Delphi, and the claims associated with previously transferred pension costs for hourly employees. Refer to Note 22 for additional information on the DMDA.

We agreed to acquire, prior to the consummation of the transactions contemplated by the DMDA, all Class A Membership Interests in New Delphi for a cash contribution of $1.7 billion with the Investors acquiring Class B Membership Interests and the Pension Benefit Guarantee Corporation (PBGC) receiving Class C Membership Interests. We and the Investors also agreed to establish: (1) a secured delayed draw term loan facility for New Delphi, with us and the Investors each committing to provide loans of up to $500 million; and (2) a note of $41 million to be funded at closing by the Investors. In addition, the DMDA settled outstanding claims and assessments against and from MLC, us and Delphi, including the settlement of commitments under the MRA (as defined in Note 22) with limited exceptions, and establishes an ongoing commercial relationship with New Delphi. We also agreed to continue all existing Delphi supply agreements and purchase orders for GMNA to the end of the related product program, and New Delphi agreed to provide us with access rights designed to allow us to operate specific sites on defined triggering events to provide us with protection of supply. The DMDA contains specific waterfall provisions for the allocation of distributions among the Class A, Class B and Class C New Delphi Membership Interests. Once the cumulative amount distributed by New Delphi exceeds $7.0 billion, our Class A Membership Interests will represent 35% of New Delphi with Class B representing the remaining 65%, excluding certain distributions to New Delphi directors and management and the unsecured creditors of Old Delphi. Our Class A Membership Interest entitles us to 49.12% of the first $1.0 billion of cumulative distributions and 57.78% of the next $1.0 billion of cumulative distributions excluding certain distributions to New Delphi directors and management. Additional distributions are applied to specific distribution levels until cumulative distributions reach $7.0 billion.

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

The terms of the DMDA resulted in the settlement of certain obligations related to various commitments accrued as of the transaction date under the Delphi-GM Settlement Agreements. A settlement loss of $127 million was recorded upon consummation of the DMDA. Additional net charges of $49 million were recorded in the three months ended December 31, 2009 associated with the DMDA. Refer to Note 22 for additional information on the Delphi-GM Settlement Agreements.

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

The following table summarizes the amounts allocated to the fair value of the assets acquired and liabilities assumed of Nexteer and the four domestic facilities, which are included in the results of our GMNA segment (dollars in millions):

Successor
October 6, 2009
Cash and cash equivalents	$40
Accounts and notes receivable, net	541
Inventories	245
Other current assets and deferred income taxes	28
Property, net	202
Deferred income taxes	39
Other assets	3
Goodwill (a)	61
Accounts payable (principally trade)	(316)
Short-term debt and current portion of long-term debt	(67)
Accrued expenses	(101)
Long-term debt	(10)
Other liabilities and deferred income taxes	(364)
Noncontrolling interests	(14)

Fair value of Nexteer and four domestic facilities	$287

(a)	Goodwill of $61 million recorded in the GMNA reporting unit arises from the difference between the economic value of long-term employee related liabilities and their recorded amounts at the time of acquisition and deferred taxes. The total amount of goodwill deductible for tax purposes is expected to be $398 million. The difference between book goodwill and tax goodwill results from different allocations for tax purposes than that utilized for book purposes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nexteer and the four domestic facilities had revenue of $3.7 billion in the year ended December 31, 2008 of which 68% was related to sales to Old GM. Furthermore, through the terms of the MRA, we provided Delphi labor cost subsidies and production cash burn support to many of the facilities acquired. Refer to Note 22 for additional information on the MRA. Since we and Old GM accounted for a significant portion of Nexteer’s and the four domestic facilities’ sales and because we were providing subsidies to Delphi related to these facilities, the acquisition of these businesses did not have a significant effect on our consolidated financial results as the costs associated with these facilities have been recorded as inventory costs and recorded in Automotive cost of sales. We did not provide pro forma financial information because we do not believe this information would be material given the intercompany nature of Nexteer and the four domestic facilities sales activity.

Saab Bankruptcy and Sale

In February 2009 Saab, part of our GME segment, filed for protection under the reorganization laws of Sweden in order to reorganize itself into a stand-alone entity. Old GM determined that the reorganization proceeding resulted in a loss of the elements of control necessary for consolidation and therefore Old GM deconsolidated Saab in February 2009. Old GM recorded a loss of $824 million in Other automotive expenses, net related to the deconsolidation. The loss reflected the remeasurement of Old GM’s net investment in Saab to its estimated fair value of $0, costs associated with commitments and obligations to suppliers and others, and a commitment to provide up to $150 million of DIP financing. We acquired Old GM’s investment in Saab in connection with the 363 Sale. In August 2009 Saab exited its reorganization proceeding, and we regained the elements of control and consolidated Saab at an insignificant fair value.

Saab’s assets and liabilities were classified as held for sale at December 31, 2009. Saab’s total assets of $388 million included cash and cash equivalents, inventory and receivables, and its total liabilities of $355 million included accounts payable, warranty and pension obligations and other liabilities.

In February 2010 we completed the sale of Saab and in May 2010 we completed the sale of Saab Automobile GB (Saab GB) to Spyker Cars NV. Of the negotiated cash purchase price of $74 million, we received $50 million at closing and received the remaining $24 million in July 2010. We also received preference shares in Saab with a face value of $326 million and an estimated fair value that is insignificant and received $114 million as repayment of the DIP financing that we provided to Saab during 2009. In the year ended December 31, 2010 we recorded a gain of $123 million in Interest income and other non-operating income, net reflecting cash received of $166 million less net assets with a book value of $43 million.

Note 6. Finance Receivables, net

Automotive Financing

The following table summarizes the components of Finance receivables, net (dollars in millions):

Successor
December 31, 2010
Pre-acquisition finance receivables (pre-acquisition carrying amount)	$7,724
Post-acquisition finance receivables	924

Total finance receivables	8,648
Purchase price premium	423
Less non-accretable discount on pre-acquisition finance receivables	(848)
Less allowance for loan losses on post-acquisition receivables	(26)

Total finance receivables, net	$8,197

Finance contracts are purchased by GM Financial from automobile dealers without recourse, and accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010 the accrual of finance charge income has been suspended on delinquent finance receivables of $491 million.

The following table summarizes purchase price premium (dollars in millions):

Successor
October 1, 2010 Through December 31, 2010
Balance at beginning of period	$500
Amortization of premium	(77)

Balance at end of period	$423

The following table summarizes non-accretable discount (dollars in millions):

Successor
October 1, 2010 Through December 31, 2010
Balance at beginning of period	$968
Recoveries	101
Charge-offs	(221)

Balance at end of period	$848

The following table summarizes the allowance for loan losses (dollars in millions):

Successor
October 1, 2010 Through December 31, 2010
Balance at beginning of period	$—
Provision for loan losses	26
Recoveries	—
Charge-offs	—

Balance at end of period	$26

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Quality

Credit bureau scores, generally referred to as FICO scores, are determined during GM Financial’s automotive loan origination process. The following table summarizes the credit risk profile of finance receivables by FICO score band, determined at origination (dollars in millions):

Successor
December 31, 2010
FICO score less than 540	$1,328
FICO score 540 to 599	3,396
FICO score 600 to 659	2,758
FICO score greater than 660	1,166

Total finance receivables	$8,648

Delinquency

The following summarizes finance receivables more than 30 days delinquent, but not yet in repossession, and in repossession, but not yet charged off (dollars in millions):

	Successor
	December 31, 2010
	Amount	Percent
Delinquent contracts
31 to 60 days	$535	6.2%
Greater-than-60 days	212	2.4%

Total finance receivables more than 30 days delinquent	747	8.6%
In repossession	28	0.3%

Total finance receivables more than 30 days delinquent and in repossession	$775	8.9%

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average age of the portfolio, seasonality within the calendar year and economic factors.

Note 7. Securitizations

Automotive Financing

The following table summarizes securitization activity and cash flows from SPEs used for securitizations (dollars in millions):

Successor
October 1, 2010 Through December 31, 2010
Receivables securitized	$743
Net proceeds from securitization	$700
Servicing fees
Variable interest entities	$46
Distributions from Trusts
Variable interest entities	$216

GM Financial retains servicing responsibilities for receivables transferred to certain SPEs. At December 31, 2010 GM Financial serviced finance receivables that have been transferred to certain SPEs of $7.2 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Marketable Securities

Automotive

The following table summarizes information regarding marketable securities (dollars in millions):

	Successor
	December 31, 2010				December 31, 2009
	Cost	Unrealized		Fair Value	Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Marketable Securities
Available-for-sale securities
United States government and agencies	$2,023	$—	$—	$2,023	$2	$—	$—	$2
Sovereign debt	773	—	—	773	—	—	—	—
Certificates of deposit	954	—	—	954	8	—	—	8
Corporate debt	1,670	1	2	1,669	—	—	—	—

Total available-for-sale securities	5,420	1	2	5,419	10	—	—	10
Total trading securities	129	10	3	136	122	7	5	124

Total Marketable securities	$5,549	$11	$5	$5,555	$132	$7	$5	$134

We maintained $89 million and $79 million of the above trading securities as compensating balances to support letters of credit of $74 million and $66 million at December 31, 2010 and 2009. We have access to these securities in the normal course of business; however, the letters of credit may be withdrawn if the minimum collateral balance is not maintained.

The following table summarizes securities classified as Cash and cash equivalents and Restricted cash and marketable securities (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Securities classified as Cash and cash equivalents	$12,964	$11,176
Securities classified as Restricted cash and marketable securities	$1,474	$14,178

Refer to Note 24 for classes of securities underlying Cash and cash equivalents and Restricted cash and marketable securities.

The following table summarizes proceeds from and realized gains and losses on disposals of investments in marketable securities classified as available-for-sale and sold prior to maturity (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Sales proceeds	$11	$3	$185	$4,001
Realized gains	$—	$—	$3	$44
Realized losses	$—	$—	$10	$88

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value of investments classified as available-for-sale securities by contractual maturity at December 31, 2010 (dollars in millions):

	Successor
	Amortized Cost	Fair Value
Due in one year or less	$5,059	$5,059
Due after one year through five years	361	360

Total contractual maturities of available-for-sale securities	$5,420	$5,419

Refer to Note 26 for the amounts recorded as other than temporary impairments on debt and equity securities.

Note 9. Inventories

Automotive

The following table summarizes the components of Inventories (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Productive material, supplies and work in process	$5,487	$4,201
Finished product, including service parts	6,638	5,906

Total inventories	$12,125	$10,107

In the period January 1, 2009 through July 9, 2009 and in the year ended December 31, 2008 Old GM’s U.S. LIFO eligible inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities, which were carried at lower costs prevailing in prior years as compared with the costs of purchases in the period January 1, 2009 through July 9, 2009 and in the year ended December 31, 2008. These liquidations decreased Old GM’s Automotive cost of sales by $5 million in the period January 1, 2009 through July 9, 2009 and $355 million in the year ended December 31, 2008.

Note 10. Equipment on Operating Leases, net

Automotive

Equipment on operating leases, net is comprised of vehicle sales to daily rental car companies and to retail customers.

The following table summarizes information related to Equipment on operating leases, net and the related accumulated depreciation (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Equipment on operating leases	$2,843	$3,070
Less accumulated depreciation	(275)	(343)

Equipment on operating leases, net	$2,568	$2,727

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes depreciation expense and impairment charges related to Equipment on operating leases, net (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Depreciation expense and impairment charges	$549	$586	$338	$1,575

Refer to Note 26 for additional information on impairment charges related to Equipment on operating leases, net.

Note 11. Equity in Net Assets of Nonconsolidated Affiliates

Automotive

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

The following table summarizes information regarding equity in income (loss) of and disposition of interest in nonconsolidated affiliates (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Ally Financial	$—	$—	$(1,097)	$916
Gain on conversion of UST Ally Financial Loan	—	—	2,477	—
Ally Common Membership Interest impairment charges	—	—	—	(7,099)

Total equity in income (loss) of and disposition of interest in Ally Financial	$—	$—	$1,380	$(6,183)

China JVs (a)	$1,297	$460	$300	$315
New United Motor Manufacturing, Inc. (b)	—	—	(243)	(118)
New Delphi (c)	117	(1)	—	—
Others	24	38	4	(11)

Total equity income, net of tax	$1,438	$497	$61	$186

(a)	Includes Shanghai General Motors Co., Ltd. (SGM) (49%) in the period February 1, 2010 through December 31, 2010 and (50%) in the month of January 2010, in the periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009, and in the year ended December 31, 2008 and SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) (44%) in the period November 16, 2010 through December 31, 2010 and (34%) in the periods January 1, 2010 through November 15, 2010, July 10, 2009 through December 31, 2009, January 1, 2009 through July 9, 2009, and the year ended December 31, 2008.

(b)	New United Motor Manufacturing, Inc. (NUMMI) (50%) was retained by MLC as a part of the 363 Sale.

(c)	New Delphi was acquired in October 2009. Refer to Note 5 for additional information on acquisition of Delphi businesses.

Investment in China JVs

Our Chinese operations, which we established beginning in 1997, are comprised of the following joint ventures: SGM, SGMW, FAW-GM Light Duty Commercial Vehicle, Ltd. (FAW-GM), Pan Asia Technical Automotive Center Co., Ltd. (PATAC), Shanghai OnStar Telematics Co. Ltd. (Shanghai OnStar) and Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Used Car

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JV), collectively referred to as the China JVs. Sales and income of these joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income, net of tax.

SGM is a joint venture established by Shanghai Automotive Industry Corporation (SAIC) (51%) and us (49%) in 1997. SGM has interests in three other joint ventures in China — Shanghai GM (Shenyang) Norsom Motor Co., Ltd (SGM Norsom), Shanghai GM Dong Yue Motors Co., Ltd (SGM DY) and Shanghai GM Dong Yue Powertrain (SGM DYPT). These three joint ventures are jointly held by SGM (50%), SAIC (25%) and us (25%). The four joint ventures (SGM Group) are engaged in the production, import, and sale of a comprehensive range of products under the brands of Buick, Chevrolet and Cadillac.

SGMW produces mini-commercial vehicles and passenger cars utilizing local architectures under the Wuling, Chevrolet and Baojun brands. FAW-GM, of which we own 50% and China FAW Group Corporation (FAW) owns 50%, produces light commercial vehicles under the Jiefang brand and medium vans under the FAW brand. Our joint venture agreements allow for significant rights as a member.

SAIC, one of our joint venture partners, currently produces vehicles under its own brands for sale in the Chinese market. At present vehicles that SAIC produces primarily serve markets that are different from markets served by our joint ventures.

PATAC is our China-based engineering and technical joint venture with SAIC. Shanghai OnStar is our joint venture with SAIC that provides Chinese customers with a wide array of vehicle safety and information services. Used Car JV is our joint venture with SAIC that will cooperate with current distributors of SGM products in the establishment of dedicated used car sales and service facilities across China.

In February 2010 we sold a 1% ownership interest in SGM to SAIC-HK, reducing our ownership interest to 49%. The sale of the 1% ownership interest to SAIC was predicated on our ability to work with SAIC to obtain a $400 million line of credit from a commercial bank to us. We also received a call option to repurchase the 1% which is contingently exercisable based on events which we do not unilaterally control. As part of the loan arrangement SAIC provided a commitment whereby, in the event of default, SAIC will purchase the ownership interest in SGM that we pledged as collateral for the loan. We recorded an insignificant gain on this transaction in the year ended December 31, 2010.

In November 2010 we purchased an additional 10% interest in SGMW from the Liuzhou Wuling Motors Co., Ltd. and Liuzhou Mini Vehicles Factory, collectively the Wuling Group, for cash of $52 million plus an agreement to provide technical services to the Wuling Group for a period of three years. As a result of this transaction, we own 44%, SAIC owns 50.1% and certain Liuzhou investors own 5.9% of the outstanding stock of SGMW. The fair value of the additional 10% interest in SGMW was $394 million at the date of the transaction, as determined using a discounted cash flow methodology. The difference between the cash consideration and the fair value of the 10% interest in SGMW is being deferred and amortized over the three year period we will provide technical services to the Wuling Group. During the year ended December 31, 2010 $14 million was amortized and recorded in Interest income and other non-operating income, net.

Investment in and Summarized Financial Data of Nonconsolidated Affiliates

The following table summarizes the carrying amount of investments in significant nonconsolidated affiliates (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Carrying amount of investment in China JVs	$6,133	$5,648
Carrying amount of investment in New Delphi	2,043	1,908
Carrying amount of other investments	353	380

Total equity in net assets of nonconsolidated affiliates	$8,529	$7,936

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 10, 2009 our investments in SGM and its subsidiaries were adjusted to their fair values. Our investment in SGM was increased by fresh-start reporting adjustments of $3.5 billion. This fair value adjustment of $3.5 billion was allocated as follows: (1) goodwill of $2.9 billion; (2) intangible assets of $0.6 billion; and (3) property of $38 million. The increase in basis related to intangible assets is being amortized on a straight-line basis over the remaining useful lives of the assets ranging from seven to 25 years, with amortization expense of $24 million per year. The increase in basis related to property is being depreciated on a straight-line basis over the remaining useful lives of the assets ranging from two to 22 years, with depreciation expense of $5 million per year.

On July 10, 2009 our investment in SGMW was adjusted to its fair value. Our investment in SGMW was increased by fresh-start reporting adjustments of $265 million which were allocated as follows: (1) goodwill of $165 million; (2) intangible assets of $93 million; and (3) property of $7 million. The increase in basis related to intangible assets is being amortized on a straight-line basis over the remaining useful lives of 25 years, with amortization expense of $4 million per year. The increase in basis related to property is being depreciated on a straight-line basis over the remaining useful lives of the assets ranging from three to 22 years.

As a result of our purchase of an additional 10% interest in SGMW, our additional investment was recorded at its fair value of $394 million, an increase of $322 million from SGMW’s book value. This fair value increase was allocated as follows: (1) goodwill of $231 million; (2) intangible assets of $82 million; (3) inventory of $5 million; and (4) property of $4 million. The increase in basis related to intangible assets is being amortized on a straight-line basis over the remaining useful lives of 25 years, with amortization expense of $3 million per year. The increase in basis related to property is being depreciated on a straight-line basis over the remaining useful lives of the assets ranging from three to 22 years.

The following table presents summarized financial data for all of our nonconsolidated affiliates, excluding Ally Financial (dollars in millions):

	China JVs	Others	Total	China JVs	Others	Total
	December 31, 2010	December 31, 2010	December 31, 2010	December 31, 2009	December 31, 2009	December 31, 2009
Summarized Balance Sheet Data
Current assets	$9,689	$9,708	$19,397	$6,954	$8,507	$15,461
Non-current assets	4,147	5,001	9,148	3,794	4,874	8,668

Total assets	$13,836	$14,709	$28,545	$10,748	$13,381	$24,129

Current liabilities	$8,931	$4,745	$13,676	$6,695	$4,608	$11,303
Non-current liabilities	580	2,232	2,812	302	1,905	2,207

Total liabilities	$9,511	$6,977	$16,488	$6,997	$6,513	$13,510

Non-controlling interests	$766	$474	$1,240	$638	$440	$1,078

	Year Ended December 31, 2010 (a)	Year Ended December 31, 2009 (b)	Year Ended December 31, 2008
Summarized Operating Data
China JV’s net sales	$25,395	$18,098	$10,883
Others’ net sales	17,500	7,457	10,415

Total net sales	$42,895	$25,555	$21,298

China JV’s net income	$2,808	$1,636	$671
Others’ net income	656	161	(5,212)

Total net income	$3,464	$1,797	$(4,541)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Summarized financial information is not included for a joint venture that we dissolved in June 2010. We recognized equity income of $10 million in the six months ended June 30, 2010.

(b)	Summarized financial information is not included for a joint venture which remained with MLC at July 9, 2009. Old GM recognized equity loss of $243 million in the period January 1, 2009 through July 9, 2009.

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and parts, and we purchase component parts and vehicles from certain nonconsolidated affiliates for resale to dealers. The following tables summarize the effects of transactions with nonconsolidated affiliates, excluding transactions with Ally Financial which are disclosed in Note 32, which are not eliminated in consolidation (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Results of Operations
Automotive sales	$2,910	$899	$596	$1,076
Automotive purchases, net	$2,881	$1,190	$737	$3,815
Automotive selling, general and administrative expense	$3	$(19)	$(19)	$62
Automotive interest expense	$16	$—	$—	$—
Interest income and other non-operating income (expense), net	$43	$14	$(9)	$231

	Successor
	December 31, 2010	December 31, 2009
Financial Position
Accounts and notes receivable, net	$1,618	$771
Accounts payable (principally trade)	$641	$579

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Cash Flows
Operating	$719	$538	$546	$(1,014)
Investing	$(74)	$(67)	$—	$370
Financing	$—	$—	$—	$—

Investment in Ally Financial

As part of the approval process for Ally Financial to obtain Bank Holding Company status in December 2008, Old GM agreed to reduce its ownership in Ally Financial to less than 10% of the voting and total equity of Ally Financial by December 24, 2011. At December 31, 2010 our equity ownership in Ally Financial was 9.9%.

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

In December 2009 the UST made a capital contribution to Ally Financial of $3.8 billion. The UST also exchanged all of its existing Ally Financial non-convertible preferred stock for newly issued mandatory convertible preferred securities valued at $5.3 billion and converted mandatory convertible preferred securities valued at $3.0 billion into Ally Financial common stock. These actions resulted in the dilution of our investment in Ally Financial common stock from 24.5% to 16.6%, of which 6.7% was held directly and 9.9% was held indirectly through an independent trust.

In December 2010 the UST agreed to convert its optional conversion feature on the shares of mandatory convertible preferred securities held by the UST. Through this transaction, Ally Financial converted 110 million shares of preferred securities into 532 thousand shares of common stock. This action resulted in the dilution of our investment in Ally Financial common stock from 16.6% to 9.9%, of which 4.0% is held directly and 5.9% is held indirectly through an independent trust. Pursuant to previous commitments to reduce influence over and ownership in Ally Financial, the trustee, who is independent of us, has the sole authority to vote and is required to dispose of all Ally Financial common stock held in the trust by December 24, 2011. We can cause the trustee to return any Ally Financial common stock to us to hold directly, so long as our directly held voting and total common equity interests remain below 10%.

The following tables summarize financial information of Ally Financial for the period Ally Financial was accounted for as a nonconsolidated affiliate (dollars in millions):

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Consolidated Statement of Income (Loss)
Total financing revenue and other interest income	$6,916	$18,054
Total interest expense	$3,936	$10,441
Depreciation expense on operating lease assets	$2,113	$5,478
Gain on extinguishment of debt	$657	$12,628
Total other revenue	$2,117	$15,271
Total noninterest expense	$3,381	$8,349
Loss from continuing operations before income tax expense	$(2,260)	$4,737
Income tax expense from continuing operations	$972	$(136)
Net income (loss) from continuing operations	$(3,232)	$4,873
Loss from discontinued operations, net of tax	$(1,346)	$(3,005)
Net income (loss)	$(4,578)	$1,868

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Ally Financial – Preferred and Common Membership Interests

The following tables summarize the activity with respect to the investment in Ally Financial Common and Preferred Membership Interests for the period Ally Financial was accounted for as a nonconsolidated affiliate (dollars in millions):

	Predecessor
	Ally Financial Common Membership Interests	Ally Financial Preferred Membership Interests
Balance at January 1, 2009	$491	$43
Old GM’s proportionate share of Ally Financial’s losses (a)	(1,130)	(7)
Investment in Ally Financial Common Membership Interests	884	—
Gain on disposition of Ally Financial Common Membership Interests	2,477	—
Conversion of Ally Financial Common Membership Interests	(2,885)	—
Other, primarily accumulated other comprehensive loss	163	—

Balance at June 30, 2009	$—	$36

(a)	Due to impairment charges and Old GM’s proportionate share of Ally Financial’s losses, the carrying amount of Old GM’s investments in Ally Financial Common Membership Interests was reduced to $0. Old GM recorded its proportionate share of Ally Financial’s remaining losses to its investment in Ally Financial Preferred Membership Interests.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Property, net

Automotive

The following table summarizes the components of Property, net (dollars in millions):

	Successor
	Estimated Useful Lives (Years)	December 31, 2010	Estimated Useful Lives (Years)	December 31, 2009
Land	—	$2,536	—	$2,602
Buildings and land improvements	2-40	4,324	2-40	4,292
Machinery and equipment	3-30	8,727	3-30	6,686
Construction in progress	—	1,754	—	1,649

Real estate, plants, and equipment		17,341		15,229
Less accumulated depreciation		(3,277)		(1,285)

Real estate, plants, and equipment, net		14,064		13,944
Special tools, net	1-13	5,171	1-13	4,743

Total property, net		$19,235		$18,687

The following table summarizes the amount of interest capitalized and excluded from Automotive interest expense related to Property, net (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Capitalized interest	$62	$21	$28	$576

The following table summarizes the amount of capitalized software included in Property, net (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Capitalized software in use, net	$287	$263
Capitalized software in the process of being developed	$96	$81

The following table summarizes depreciation, impairment charges and amortization expense related to Property, net, recorded in Automotive cost of sales, Automotive selling, general and administrative expense and Other automotive expenses, net (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Depreciation and impairment of long-lived assets	$1,988	$1,355	$4,352	$4,863
Amortization and impairment of special tools	1,826	865	2,139	3,493

Total depreciation, impairment charges and amortization expense	$3,814	$2,220	$6,491	$8,356

Capitalized software amortization expense (a)	$195	$132	$136	$209

(a)	Included in Total depreciation, impairment charges and amortization expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Old GM initiated restructuring plans prior to the 363 Sale to reduce the total number of powertrain, stamping and assembly plants and to eliminate certain brands and nameplates. In addition, MLC retained certain assets that we did not acquire in connection with the 363 Sale and were deemed not to have a useful life beyond July 9, 2009. As a result, Old GM recorded incremental depreciation and amortization on certain of these assets as they were expected to be utilized over a shorter period of time than their previously estimated useful lives. We record incremental depreciation and amortization for changes in useful lives subsequent to the initial determination. We recorded incremental depreciation and amortization of $18 million and $20 million in the year ended December 31, 2010 and the period July 10, 2009 through December 31, 2009. Old GM recorded incremental depreciation and amortization of approximately $2.8 billion and $0.8 billion in the period January 1, 2009 through July 9, 2009 and the year ended December 31, 2008.

Note 13. Goodwill

Consolidated

The following table summarizes the changes in the carrying amounts of Goodwill (dollars in millions):

	Successor
	GMNA	GME	GMIO	GMSA (a)	Total Automotive	GM Financial	Total
Balance at January 1, 2010	$26,409	$3,335	$771	$157	$30,672	$—	$30,672
Reporting unit reorganization (b)	—	(82)	82	—	—	—	—
Goodwill acquired (c)	—	—	—	—	—	1,265	1,265
Disposals	(17)	—	(2)	—	(19)	—	(19)
Effect of foreign currency translation and other	2	(200)	50	8	(140)	—	(140)

Balance at December 31, 2010	26,394	3,053	901	165	30,513	1,265	31,778
Accumulated impairment charges	—	—	—	—	—	—	—

Goodwill	$26,394	$3,053	$901	$165	$30,513	$1,265	$31,778

	Successor
	GMNA	GME	GMIO	GMSA (a)	Total Automotive	Total
Balance at July 10, 2009 (d)	$26,348	$3,262	$713	$141	$30,464	$30,464
Goodwill acquired	61	—	—	—	61	61
Effect of foreign currency translation and other	—	73	71	16	160	160
Goodwill included in Assets held for sale	—	—	(13)	—	(13)	(13)

Balance at December 31, 2009	26,409	3,335	771	157	30,672	30,672
Accumulated impairment charges	—	—	—	—	—	—

Goodwill	$26,409	$3,335	$771	$157	$30,672	$30,672

(a)	Reflects the revised segment presentation for our newly created GMSA segment. Refer to Note 35 for additional information.

(b)	In the year ended December 31, 2010 we changed our managerial and financial reporting structure so that certain entities geographically located within Russia and Uzbekistan were transferred from our GME segment to our GMIO segment. Goodwill was reassigned between reporting units on a relative-fair-value basis.

(c)	On October 1, 2010 our acquisition of AmeriCredit became effective. Pursuant to ASC 805 we assigned fair value to all assets, including identifiable intangible assets, and liabilities acquired. Subsequent to assigning fair values and recording deferred income taxes in accordance with ASC 740, a residual amount of $1.3 billion was recorded as Goodwill. Goodwill includes $153 million that was recorded at the acquisition date to establish a valuation allowance for deferred tax assets that were not applicable to GM Financial on a stand-alone basis.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	We recorded Goodwill of $30.5 billion upon application of fresh-start reporting. If all identifiable assets and liabilities had been recorded at fair value upon application of fresh-start reporting, no goodwill would have resulted. However, when applying fresh-start reporting, certain accounts, primarily employee benefit plan and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value and the difference between the U.S. GAAP and fair value amounts gave rise to goodwill, which is a residual. Our employee benefit related accounts were recorded in accordance with ASC 712 and 715 and deferred income taxes were recorded in accordance with ASC 740. Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in Goodwill. These valuation allowances were due in part to Old GM’s history of recurring operating losses, and our projections at the 363 Sale date of continued near-term operating losses in certain jurisdictions. While the 363 Sale constituted a significant restructuring that eliminated many operating and financing costs, Old GM had undertaken significant restructurings in the past that failed to return certain jurisdictions to profitability. At the 363 Sale date, we concluded that there was significant uncertainty as to whether the recent restructuring actions would return these jurisdictions to sustained profitability, thereby necessitating the establishment of a valuation allowance against certain deferred tax assets. None of the goodwill from this transaction is deductible for tax purposes.

In the three months ended December 31, 2010 and 2009 we performed our annual goodwill impairment analysis of our reporting units at October 1, 2010 and 2009, and in the three months ended June 30, 2010 an event-driven impairment analysis for GME which resulted in no goodwill impairment charges.

The valuation methodologies utilized to perform our goodwill impairment testing were consistent with those used in our application of fresh-start reporting on July 10, 2009, as discussed in Note 2, and in any subsequent annual or event-driven impairment tests and resulted in Level 3 measures.

Our fair value estimate assumes the achievement of the future financial results contemplated in our forecasted cash flows, and there can be no assurance that we will realize that value. The estimates and assumptions used are subject to significant uncertainties, many of which are beyond our control, and there is no assurance that anticipated financial results will be achieved.

Refer to Note 26 for additional information on goodwill impairments in prior periods.

Note 14. Intangible Assets, net

Automotive

The following table summarizes the components of Intangible assets, net (dollars in millions):

	Successor
	December 31, 2010				December 31, 2009
	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	3	$7,751	$3,650	$4,101	4	$7,741	$1,460	$6,281
Brands	37	5,439	222	5,217	38	5,508	72	5,436
Dealer network and customer relationships	20	2,172	199	1,973	21	2,205	67	2,138
Favorable contracts	26	526	120	406	24	542	39	503
Other	2	19	9	10	3	17	3	14

Total amortizing intangible assets	21	15,907	4,200	11,707	20	16,013	1,641	14,372
Non amortizing in process research and development		175	—	175		175	—	175

Total intangible assets		$16,082	$4,200	$11,882		$16,188	$1,641	$14,547

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the amortization expense related to intangible assets (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009 (a)	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Amortization expense related to intangible assets	$2,560	$1,584	$44	$83

(a)	Amortization expense in the period July 10, 2009 through December 31, 2009 includes an impairment charge of $21 million related to technology and intellectual property. Refer to Note 26 for additional information on the impairment charge.

The following table summarizes estimated amortization expense related to intangible assets in each of the next five years (dollars in millions):

Estimated Amortization Expense
2011	$1,785
2012	$1,560
2013	$1,227
2014	$611
2015	$314

Note 15. Restricted Cash and Marketable Securities

Automotive

Cash and marketable securities subject to contractual restrictions and not readily available are classified as Restricted cash and marketable securities. Restricted cash and marketable securities are invested in accordance with the terms of the underlying agreements. Funds previously held in the UST Credit Agreement and currently held in the Canadian Health Care Trust (HCT) escrow and other accounts have been invested in government securities and money market funds in accordance with the terms of the escrow agreements. At December 31, 2010 and 2009 we held securities of $1.5 billion and $14.2 billion that were classified as Restricted cash and marketable securities. Refer to Note 24 for additional information on securities classified as Restricted cash and marketable securities.

The following table summarizes the components of automotive Restricted cash and marketable securities (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Current
UST Credit Agreement (a)	$—	$12,475
Canadian Health Care Trust (b)	1,008	955
Receivables Program (c)	—	187
Securitization trusts	6	191
Pre-funding disbursements	32	94
Other (d)	194	15

Total current automotive Restricted cash and marketable securities	1,240	13,917
Non-current
Collateral for insurance related activities	588	658
Other non-current (d)	572	831

Total automotive Restricted cash and marketable securities	$2,400	$15,406

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	In April 2010 the UST Loans and Canadian Loan were paid in full and funds remaining in escrow were no longer subject to restrictions.

(b)	Under the terms of an escrow agreement between GMCL, the EDC and an escrow agent, GMCL established a CAD $1.0 billion (equivalent to $893 million when entered into) escrow to fund certain of its healthcare obligations.

(c)	The Receivables Program provided financial assistance to automotive suppliers by guaranteeing or purchasing certain receivables payable by us. In April 2010 the Receivable Program was terminated in accordance with its terms.

(d)	Includes amounts related to various letters of credit, deposits, escrows and other cash collateral requirements.

Automotive Financing

Cash subject to contractual restrictions and not readily available is classified as restricted cash.

The following table summarizes the components of automotive financing restricted cash (dollars in millions):

Successor
December 31, 2010
Restricted cash — securitization notes payable (a)	$926
Restricted cash — credit facilities (a)	131
Restricted cash — other (b)	33

Total automotive financing restricted cash	$1,090

(a)	Cash pledged to support securitization transactions and credit facilities is invested in highly liquid securities with original maturities of 90 days or less or in highly rated guaranteed investment contracts.

(b)	Other restricted cash is pledged in association with derivative transactions.

Note 16. Other Assets

Automotive

The following table summarizes the components of Other assets (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Investment in Ally Financial common stock	$964	$970
Investment in Ally Financial preferred stock	665	665
Notes receivable (a)	465	149
Taxes other than income taxes	299	297
Derivative assets	44	44
Other	849	498

Total other assets	$3,286	$2,623

(a)	At December 31, 2010 a note receivable of $245 million is included related to the sale of GM India. Refer to Note 5 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Variable Interest Entities

Consolidated VIEs

Automotive

VIEs that we do not control through a majority voting interest that are consolidated because we are or Old GM was the primary beneficiary primarily include: (1) previously divested suppliers for which we provide or Old GM provided guarantees or financial support; (2) a program announced by the UST in March 2009 to provide financial assistance to automotive suppliers (Receivables Program); (3) vehicle sales and marketing joint ventures that manufacture, market and sell vehicles in certain markets; (4) leasing SPEs which held real estate assets and related liabilities for which Old GM provided residual guarantees; and (5) an entity which manages certain private equity investments held by our and Old GM’s defined benefit plans, along with seven associated general partner entities.

Certain creditors and beneficial interest holders of these VIEs have or had limited, insignificant recourse to our general credit or Old GM’s general credit. In the event that creditors or beneficial interest holders were to have such recourse to our or Old GM’s general credit, we or Old GM could be held liable for certain of the VIEs’ obligations. GM Daewoo Auto & Technology Co. (GM Daewoo), a non-wholly owned consolidated subsidiary that we control through a majority voting interest, is also a VIE because in the future it may require additional subordinated financial support. The creditors of GM Daewoo’s short-term debt of $70 million, preferred shares classified as long-term debt of $835 million and current derivative liabilities of $111 million at December 31, 2010 do not have recourse to our general credit. In February 2011 we provided a guarantee to Korean Development Bank, a minority shareholder in GM Daewoo, to redeem GM Daewoo’s preferred shares should GM Daewoo not have sufficient legally distributable earnings.

The following table summarizes the carrying amount of consolidated VIEs that we do not control through a majority voting interest or are part of GM Financial’s securitization transactions (dollars in millions):

	Successor
	December 31, 2010 (a)(b)	December 31, 2009 (a)
Assets
Cash and cash equivalents	$145	$15
Restricted cash and marketable securities	1	191
Accounts and notes receivable, net	121	14
Inventories	108	15
Other current assets	14	—
Property, net	44	5
Other assets	48	33

Total assets	$481	$273

Liabilities
Accounts payable (principally trade)	$226	$17
Short-term borrowings and current portion of long-term debt	5	205
Accrued liabilities	34	10
Other liabilities	42	23

Total liabilities	$307	$255

(a)	Amounts exclude GM Daewoo.

(b)	At December 31, 2010 GM Egypt had Total assets of $401 million and Total liabilities of $277 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the amounts recorded in earnings related to consolidated VIEs we do not control through a majority voting interest or are part of GM Financial’s securitization transactions (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010 (a)(b)	July 10, 2009 Through December 31, 2009 (a)	January 1, 2009 Through July 9, 2009 (a)	Year Ended December 31, 2008 (a)
Total net sales and revenue	$753	$41	$31	$40
Automotive cost of sales	623	8	(1)	5
Automotive selling, general administrative expense	34	8	5	(11)
Other automotive expenses, net	3	9	10	19
Automotive interest expense	6	14	22	—
Interest income and other non-operating income, net	6	—	—	—
Reorganization loss, net	—	—	26	—
Income tax expense	11	1	—	—
Equity income, net of tax	2	—	—	—

Net income (loss)	$84	$1	$(31)	$27

(a)	Amounts exclude GM Daewoo.

(b)	In the year ended December 31, 2010 GM Egypt recorded Total net sales and revenue of $714 million.

GM Egypt

GM Egypt, of which we own 31%, is an automotive manufacturing organization that was previously accounted for using the equity method of accounting. GM Egypt was founded in March 1983 to assemble and manufacture vehicles. Certain voting and other rights permit us to direct those activities of GM Egypt that most significantly affect its economic performance. In connection with our adoption of amendments to ASC 810, we consolidated GM Egypt in January 2010.

Receivables Program

At December 31, 2009 our equity contributions were $55 million and the UST had outstanding loans of $150 million to the Receivables Program. In March 2010 we repaid these loans in full. The Receivables Program was terminated in accordance with its terms in April 2010. Upon termination, we shared residual capital of $25 million in the program equally with the UST and paid a termination fee of $44 million.

CAMI

In March 2009 Old GM determined that due to changes in contractual arrangements related to CAMI Automotive Inc. (CAMI), it was required to reconsider its previous conclusion that CAMI was not a VIE. As a result of Old GM’s analysis, it determined that CAMI was a VIE and Old GM was the primary beneficiary, and therefore Old GM consolidated CAMI. The equity interests held by Old GM and held by the noncontrolling interest had a fair value of approximately $12 million. Total assets were approximately $472 million comprised primarily of property, plants, and equipment and related party accounts receivable and inventory. Total liabilities were approximately $460 million, comprised primarily of long-term debt, accrued liabilities and pension and other post-employment benefits. In December 2009 we acquired the remaining noncontrolling interest of CAMI from Suzuki Motor Corporation for $100 million, increasing our ownership interest from 50% to 100%. CAMI is a wholly-owned subsidiary and therefore not included in the previous tabular disclosure.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Automotive Financing

GM Financial finances its loan origination volume through the use of credit facilities and securitization trusts that issue asset-backed securities to investors. GM Financial retains an interest in these securitization trusts which are structured without recourse.

GM Financial’s continuing involvement with the credit facilities and securitization trusts includes servicing loans held by the SPEs and holding a residual interest in the SPE. The SPEs are considered VIEs because they do not have sufficient equity at risk, and are consolidated because GM Financial is the primary beneficiary and has the power over those activities that most significantly affect the economic performance of the SPEs, and has an obligation to absorb losses or the right to receive benefits from the SPEs which are potentially significant. Refer to Notes 6, 7 and 19 for additional information on GM Financial’s involvement with the SPEs.

GM Financial is not required to provide any additional financial support to its sponsored credit facilities and securitization SPEs. The finance receivables and other assets held by these subsidiaries are not available to our creditors or creditors of our other subsidiaries. Refer to Notes 6 and 7 for disclosures related to the amounts held by the SPEs as of the balance sheet dates.

Nonconsolidated VIEs

Automotive

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the amounts recorded for nonconsolidated VIEs and the related off-balance sheet guarantees and maximum exposure to loss, excluding Ally Financial that is disclosed in Note 32 (dollars in millions):

	Successor
	December 31, 2010		December 31, 2009
	Carrying Amount	Maximum Exposure to Loss (a)	Carrying Amount	Maximum Exposure to Loss (a)
Assets
Accounts and notes receivable, net	$108	$108	$8	$8
Equity in net assets of nonconsolidated affiliates	274	274	96	50
Other assets	60	59	26	26

Total assets	$442	$441	$130	$84

Liabilities
Accounts payable (principally trade)	$1	$—	$—	$—
Other liabilities	44	—	—	—

Total liabilities	$45	$—	$—	$—

Off-Balance Sheet
Residual value guarantees		$—		$32
Loan commitments (b)		100		115
Other guarantees		3		4
Other liquidity arrangements (c)		223		—

Total guarantees and liquidity arrangements		$326		$151

(a)	Amounts at December 31, 2010 and 2009 included $148 million and $139 million related to troubled suppliers.

(b)	Amounts at December 31, 2010 and 2009 include undrawn loan commitments, primarily $100 million related to American Axle and Manufacturing Holdings, Inc. (American Axle).

(c)	Amounts at December 31, 2010 include capital funding requirements, primarily an additional contingent future funding requirement of up to $223 million related to HKJV.

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

As a result of these transactions, we concluded that American Axle was a VIE for which we were not the primary beneficiary and we currently lack the power through voting or similar rights to direct those activities of American Axle that most significantly affect its economic performance. Our variable interests in American Axle include the warrants we received and the second lien term loan facility, which expose us to possible future losses depending on the financial performance of American Axle. At December 31, 2010 no amounts were outstanding under the second lien term loan facility. At December 31, 2010 our maximum contractual exposure to loss related to American Axle was $144 million, which represented the fair value of the warrants of $44 million and the potential

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure of $100 million related to the second lien term loan facility. In February 2011 we exercised the warrants and sold the shares and received proceeds of $48 million.

Ally Financial

We own 9.9% of Ally Financial’s common stock and preferred stock with a liquidation preference of $1.0 billion. Ally Financial is a VIE as it does not have sufficient equity at risk; however, we are not the primary beneficiary and we currently lack the power through voting or similar rights to direct those activities of Ally Financial that most significantly affect its economic performance. Refer to Notes 11 and 32 for additional information on our investment in Ally Financial, our significant agreements with Ally Financial and our maximum exposure under those agreements.

Saab

Our primary variable interest in Saab is the preference shares that we received in connection with the sale, which have a face value of $326 million and were recorded at an estimated fair value that is insignificant. We concluded that Saab is a VIE as it does not have sufficient equity at risk. We also determined that we are not the primary beneficiary because we lack the power to direct those activities that most significantly affect its economic performance. We continue to be obligated to fund certain Saab related liabilities, primarily warranty obligations related to vehicles sold prior to the disposition of Saab. At December 31, 2010 our maximum exposure to loss related to Saab was $105 million. Refer to Note 5 for additional information on the sale of Saab.

HKJV

In December 2009 we established the HKJV operating joint venture to invest in automotive projects outside of China, initially focusing on markets in India. HKJV purchased GM India in February 2010. We determined that HKJV is a VIE because it will require additional subordinated financial support, and we determined that we are not the primary beneficiary because we share the power with SAIC-HK to direct those activities that most significantly affect HKJV’s economic performance. Refer to Note 5 for additional information on HKJV.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18. Accrued Liabilities, Other Liabilities and Deferred Income Taxes

Automotive

The following table summarizes the components of Accrued liabilities, other liabilities and deferred income taxes:

	Successor
	December 31, 2010	December 31, 2009
Current
Dealer and customer allowances, claims and discounts	$6,885	$6,444
Deposits from rental car companies	5,037	4,583
Deferred revenue	1,104	892
Policy, product warranty and recall campaigns	2,587	2,965
Payrolls and employee benefits excluding postemployment benefits	2,141	1,325
Insurance reserves	245	243
Taxes other than income taxes	1,083	1,031
Derivative liability	115	568
Postemployment benefits including facility idling reserves	672	985
Interest	48	142
Pensions	425	430
Income taxes	702	219
Deferred income taxes	23	57
Other	2,352	2,404

Total accrued liabilities	$23,419	$22,288

Non-current
Dealer and customer allowances, claims and discounts	$344	$1,311
Deferred revenue	753	480
Policy, product warranty and recall campaigns	4,202	4,065
Payrolls and employee benefits excluding postemployment benefits	1,549	1,818
Insurance reserves	285	269
Derivative liability	7	146
Postemployment benefits including facility idling reserves	1,574	1,944
Income taxes	650	944
Deferred income taxes	1,207	807
Other	2,450	1,495

Total other liabilities and deferred income taxes	$13,021	$13,279

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Beginning balance	$7,030	$7,193	$8,491	$9,615
Warranties issued and assumed in period	3,204	1,388	1,069	4,277
Payments	(3,662)	(1,797)	(1,851)	(5,068)
Adjustments to pre-existing warranties	210	66	(153)	294
Effect of foreign currency translation	7	180	63	(627)
Liability adjustment, net due to the deconsolidation of Saab (a)	—	—	(77)	—

Ending balance	6,789	7,030	7,542	8,491
Effect of application of fresh-start reporting	—	—	(349)	—

Ending balance including effect of application of fresh-start reporting	$6,789	$7,030	$7,193	$8,491

(a)	In August 2009 Saab met the criteria to be classified as held for sale and, as a result, Saab’s warranty liability was classified as held for sale at December 31, 2009.

Note 19. Short-Term and Long-Term Debt

Automotive

The following table summarizes the components of automotive short-term debt and current portion of long-term debt (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
UST Loans	$—	$5,712
Canadian Loan	—	1,233
GM Daewoo Revolving Credit Facility	—	1,179
Short-term debt — third parties	80	296
Short-term debt— related parties (a)	1,043	1,077
Current portion of long-term debt	493	724

Total automotive short-term debt and current portion of long-term debt	$1,616	$10,221

Available under short-term line of credit agreements (b)	$445	$220
Interest rate range on outstanding short-term debt (c)	0.0 –16.7%	0.0 –19.0%
Weighted-average interest rate on outstanding short-term debt (d)	5.7%	6.5%

(a)	Primarily dealer financing from Ally Financial for dealerships we consolidate.

(b)	Commitment fees are paid on credit facilities at rates negotiated in each agreement. Amounts paid and expensed for these commitment fees during the years ended December 31, 2010 and 2009 were insignificant.

(c)	Includes zero coupon debt.

(d)	Includes coupon rates on debt denominated in various foreign currencies.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of automotive long-term debt (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
VEBA Notes	$—	$2,825
Other long-term debt	3,507	3,461

Total debt	3,507	6,286
Less current portion of long-term debt	(493)	(724)

Total automotive long-term debt	$3,014	$5,562

Available under long-term line of credit agreements (a)	$5,474	$398

(a)	Commitment fees are paid on credit facilities at rates negotiated in each agreement. Amounts paid and expensed for these commitment fees during the years ended December 31, 2010 and 2009 were insignificant.

Automotive Financing

The following table summarizes the components of GM Financial debt (dollars in millions):

Successor
December 31, 2010
Credit facilities
Medium-term note facility	$490
Syndicated warehouse facility	278
Bank funding facilities	64

Total credit facilities	832
Securitization notes payable	6,128
Senior notes and convertible senior notes (a)	72

Total GM Financial debt	$7,032

(a)	Senior notes and convertible senior notes are included in GM Financial Other liabilities.

Automotive

Secured Revolving Credit Facility

In October 2010 we entered into a five year, $5.0 billion secured revolving credit facility, which includes a letter of credit sub-facility of up to $500 million. While we do not believe that we will draw on the secured revolving credit facility to fund operating activities, the facility is expected to provide additional liquidity and financing flexibility. Availability under the secured revolving credit facility is subject to borrowing base restrictions.

Our obligations under the secured revolving credit facility are guaranteed by certain of our domestic subsidiaries and by substantially all of our domestic assets, including accounts receivable, inventory, property, plants, and equipment, real estate, intercompany loans, intellectual property, trademarks and direct investments in Ally Financial. Obligations are also secured by the equity interests in certain of our direct domestic subsidiaries, as well as up to 65% of the voting equity interests in certain of our direct foreign subsidiaries, in each case, subject to certain exceptions. The collateral securing the secured revolving credit facility does not include, among other assets, cash, cash equivalents, marketable securities, as well as our investment in GM Financial, our investment in New Delphi and our equity interests in our China JVs and in GM Daewoo.

Depending on certain terms and conditions in the secured revolving credit facility, including compliance with the borrowing base requirements and certain other covenants, we will be able to add one or more pari passu first lien loan facilities. We will also have the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ability to secure up to $2.0 billion of certain non-loan obligations that we may designate from time to time as additional pari passu first lien obligations. Second-lien debt is generally allowed but second lien debt maturing prior to the final maturity date of the secured revolving credit facility is limited to $3.0 billion in outstanding obligations.

Interest rates on obligations under the secured revolving credit facility are based on prevailing per annum interest rates for Eurodollar loans or an alternative base rate plus an applicable margin, in each case, based upon the credit rating assigned to the debt evidenced by the secured revolving credit facility.

The secured revolving credit facility contains representations, warranties and covenants customary for facilities of this nature, including negative covenants restricting us and our subsidiary guarantors from incurring liens, consummating mergers or sales of assets and incurring secured indebtedness, and restricting us from making restricted payments, in each case, subject to exceptions and limitations. The secured revolving credit facility contains minimum liquidity covenants, which require us to maintain at least $4.0 billion in consolidated global liquidity and at least $2.0 billion in consolidated U.S. liquidity.

Events of default under the secured revolving credit facility include events of default customary for facilities of this nature (including customary notice and/or grace periods, as applicable) such as:

•	The failure to pay principal at the stated maturity, interest or any other amounts owed under the secured revolving credit agreement or related documents;

•	The failure of certain of our representations or warranties to be correct in all material respects;

•	The failure to perform any term, covenant or agreement in the secured revolving credit agreement or related documents;

•	The existence of certain judgments that are not vacated, discharged, stayed or bonded;

•	Certain cross defaults or cross accelerations with certain other debt;

•	Certain defaults under the Employee Retirement Income Security Act of 1974, as amended (ERISA);

•	A change of control;

•	Certain bankruptcy events; and

•	The invalidation of the guarantees.

While the occurrence and continuance of an event of default will restrict our ability to borrow under the secured revolving credit facility, the lenders will not be permitted to exercise rights or remedies against the collateral unless the obligations under the secured revolving credit facility have been accelerated.

We incurred up-front fees, arrangement fees, and will incur ongoing commitment and other fees customary for a facility of this nature.

UST Loans and UST Loan Agreement

Old GM received total proceeds of $19.8 billion ($15.8 billion subsequent to January 1, 2009, including $361 million under the U.S. government sponsored warranty program) from the UST under the UST Loan Agreement entered into on December 31, 2008. In connection with the Chapter 11 Proceedings, Old GM obtained additional funding of $33.3 billion from the UST and EDC under its DIP Facility. From these proceeds, there was no deposit remaining in escrow at December 31, 2010.

On July 10, 2009 we entered into the UST Credit Agreement and assumed debt of $7.1 billion maturing on July 10, 2015 which Old GM incurred under its DIP Facility. Immediately after entering into the UST Credit Agreement, we made a partial repayment due to the termination of the U.S. government sponsored warranty program, reducing the UST Loans principal balance to $6.7 billion. In

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 2010 and December 2009 we made quarterly payments of $1.0 billion on the UST Loans. In April 2010 we repaid the full outstanding amount of $4.7 billion using funds from our escrow account.

While we have repaid the UST Loans in full, certain of the covenants in the UST Credit Agreement and the executive compensation and corporate governance provisions of Section 111 of the Emergency Stabilization Act of 2008, as amended, including the Interim Final Rule implementing Section 111 (the Interim Final Rule), remain in effect until the earlier to occur of the UST ceasing to own direct or indirect equity interests in us or our ceasing to be a recipient of Exceptional Financial Assistance, as determined pursuant to the Interim Final Rule, and impose obligations on us with respect to, among other things, certain expense policies, executive privileges and compensation requirements.

The following table summarizes interest expense and interest paid on the UST Loans, the loans under the UST Loan Agreement (UST Loan Facility) and the DIP Facility (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010 (a)	July 10, 2009 Through December 31, 2009 (a)	January 1, 2009 Through July 9, 2009 (b)
Interest expense	$117	$226	$4,006
Interest paid	$206	$137	$144

(a)	UST Loans.

(b)	UST Loan Facility and the DIP Facility.

VEBA Notes

In connection with the 363 Sale, we entered into the VEBA Note Agreement and issued VEBA Notes of $2.5 billion to the New VEBA. The VEBA Notes had an implied interest rate of 9.0% per annum. The VEBA Notes and accrued interest were contractually scheduled to be repaid in three equal installments of $1.4 billion on July 15 of 2013, 2015 and 2017.

The obligations under the VEBA Note Agreement were secured by substantially all of our U.S. assets, subject to certain exceptions, including our equity interests in certain of our foreign subsidiaries, limited in most cases to 65% of the equity interests of the pledged foreign subsidiaries due to tax considerations.

In October 2010 we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Notes of $2.8 billion, which resulted in a gain of $198 million included in Gain (loss) on extinguishment of debt.

The following table summarizes interest expense on the VEBA Notes (dollars in millions):

Successor
Year Ended December 31, 2010
Interest expense	$166

Canadian Loan Agreement and EDC Loan Facility

On July 10, 2009 we entered into the Canadian Loan Agreement and assumed a CAD $1.5 billion (equivalent to $1.3 billion when entered into) term loan maturing on July 10, 2015. In March 2010 and December 2009 we made quarterly payments of $194 million and $192 million on the Canadian Loan. In April 2010 GMCL repaid in full the outstanding amount of the Canadian Loan of $1.1 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes interest expense and interest paid on the Canadian Loan and the EDC Loan Facility (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010 (a)	July 10, 2009 Through December 31, 2009 (a)	January 1, 2009 Through July 9, 2009 (b)
Interest expense	$26	$46	$173
Interest paid	$26	$46	$6

(a)	Canadian Loan.

(b)	EDC Loan Facility.

GM Daewoo Revolving Credit Facility

GM Daewoo’s revolving credit facility was a Korean Won denominated facility secured by substantially all of GM Daewoo’s property, plants, and equipment. Amounts borrowed under this facility accrued interest based on the Korean Won denominated 91-day certificate of deposit rate. The facility was used by GM Daewoo for general corporate purposes, including working capital needs. During 2010 GM Daewoo repaid in full its KRW 1.4 trillion (equivalent of $1.2 billion at the time of payment) revolving credit facility.

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

The following table summarizes interest expense and interest paid on the German Facility, including amortization of related discounts (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Interest expense	$32	$5
Interest paid	$37	$—

Other Long-Term Debt

	Successor
	December 31, 2010	December 31, 2009
Unsecured debt	$1,985	$1,228
Secured debt	868	1,540
Capital leases	654	693

Total other long-term debt (a)	$3,507	$3,461

Weighted-average coupon rate	2.7%	5.8%

(a)	Net of a $1.9 billion and $1.6 billion discount at December 31, 2010 and 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Technical Defaults and Covenant Violations

Several of our loan facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings. No technical defaults or covenant violations existed at December 31, 2010.

Automotive Financing

Credit Facilities

The following table summarizes details regarding terms and availability of GM Financial’s credit facilities at December 31, 2010 (in millions):

	Facility Amount	Advances Outstanding	Finance Receivables Pledged	Restricted Cash Pledged (a)
Syndicated warehouse facility (b)	$1,300	$278	$409	$8
Medium-term note facility (c)		490	539	95
Bank funding facilities (d)		64	—	—

		$832	$948	$103

(a)	These amounts do not include cash collected on finance receivables pledged of $28 million which is included in GM Financial Restricted cash at December 31, 2010.

(b)	In February 2011 GM Financial extended the maturity date of the syndicated warehouse facility to May 2012 and increased the borrowing capacity to $2.0 billion from $1.3 billion.

(c)	The revolving period under this facility has ended and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

(d)	The revolving period under this facility has ended and the outstanding balance under the bank funding facilities are secured by asset-backed securities of $65 million.

GM Financial’s credit facilities are administered by agents on behalf of institutionally managed commercial paper or medium-term note conduits. Under these funding agreements, GM Financial transfers finance receivables to its special purpose financing trusts. These subsidiaries, in turn, issue notes to the agents, collateralized by such finance receivables and cash. The agents provide funding under the notes to the subsidiaries pursuant to an advance formula, and the subsidiaries forward the funds to GM Financial in consideration for the transfer of finance receivables. These subsidiaries are separate legal entities and the finance receivables and other assets held by these subsidiaries are legally owned by these subsidiaries and are not available to GM Financial’s creditors or their other subsidiaries. Advances under the funding agreements bear interest at commercial paper, London Interbank Offered Rates (LIBOR) or prime rates plus a credit spread and specified fees depending upon the source of funds provided by the agents.

Credit Facility Covenants

GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of its credit facilities. The credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios including portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios, as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict GM Financial’s ability to obtain additional borrowings under this facility. At December 31, 2010 GM Financial was in compliance with all covenants in its credit facilities. Refer to Note 15 for additional discussion on GM Financial’s restricted cash.

Securitization Notes Payable

Securitization notes payable represents debt issued by GM Financial in securitization transactions. Debt issuance costs are amortized over the expected term of the securitizations on an effective yield basis. As a result of the acquisition, GM Financial recorded a purchase price premium of $133 million that is being amortized over the expected term of the notes. At December 31, 2010 unamortized purchase price premium of $107 million is included in Securitization notes payable.

The following table summarizes securitization notes payable at December 31, 2010 (dollars in millions):

Transaction	Maturity Dates (a)	Original Note Amounts	Original Weighted Average Interest Rates	Total Receivables Pledged	Note Balance
2006	May 2013 – January 2014	$945 -1,350	5.2% - 5.6%	$600	$537
2007	October 2013 – March 2016	$1,000 -1,500	5.2% - 5.5%	1,715	1,610
2008 (b)	October 2014 – April 2015	$500 - 750	6.0% -10.5%	911	501
2009	January 2016 – July 2017	$227 - 725	2.7% - 7.5%	715	494
2010	June 2016 – January 2018	$200 - 850	2.2% - 3.8%	3,014	2,683
BV2005 (c)	May 2012 – June 2014	$186 - 232	4.6% - 5.1%	27	28
LB2006 (c)	May 2013 – January 2014	$450 - 500	5.0% - 5.4%	174	168

				$7,156	$6,021

Purchase accounting premium					107

Total securitization notes payable					$6,128

(a)	Maturity date represents final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the trusts.

(b)	Note balance does not include asset-backed securities of $65 million pledged to the bank funding facilities.

(c)	Transactions relate to certain special purpose financing trusts acquired by GM Financial.

At the time of securitization of finance receivables, GM Financial is required to pledge assets equal to a specified percentage of the securitization pool to support the securitization transaction. The assets pledged consist of cash deposited to a restricted account and additional receivables delivered to the trust, which create overcollateralization. The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the trusts are added to the restricted cash account or used to pay down outstanding debt in the trusts, creating overcollateralization until the targeted percentage level of assets has been reached. Once the targeted percentage level of assets is reached and maintained, excess cash flows generated by the trusts are released to GM Financial as distributions from trusts. As the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced. Assets in excess of the required percentage are also released to GM Financial as distributions from trusts.

Securitization Notes Payable Covenants

With respect to GM Financial’s securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a trust’s pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreements with GM Financial’s financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than those described in the preceding paragraph. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured trust were to exceed these higher levels, provisions of the agreements permit GM Financial’s financial guaranty insurance providers to declare the occurrence of an event of default and terminate GM Financial’s servicing rights to the receivables transferred to that trust. At December 31, 2010 no such servicing right termination events have occurred with respect to any of the trusts formed by GM Financial.

Senior Notes and Convertible Senior Notes

As a result of the acquisition of AmeriCredit, the holders of the senior notes and the convertible senior notes had the right to require GM Financial to repurchase some or all of their notes as provided in the indentures for such notes. The repurchase dates for any notes tendered to GM Financial pursuant to procedures previously delivered to holders of senior notes and convertible senior notes were December 3, 2010 with respect to the senior notes, and December 10, 2010 with respect to the convertible senior notes. The repurchase price with respect to the senior notes is 101% of the principal amount of the notes plus accrued interest, and the repurchase price with respect to the convertible senior notes is the principal amount of the notes plus accrued interest. Pursuant to the terms of the convertible senior notes indentures a payment of $0.69 per $1,000 of principal amount of the convertible senior notes due in 2011 and $0.81 per $1,000 of principal amount of the convertible senior notes due in 2013 was made to those who elected to convert as a result of the acquisition. During the three months ended December 31, 2010 GM Financial repurchased convertible senior notes of $461 million and senior notes of $2 million.

Long-Term Debt Maturities

Consolidated

The following table summarizes long-term debt maturities including capital leases (dollars in millions):

	At December 31,
	Automotive	Automotive Financing (a)	Total
2011	$493	$3,495	$3,988
2012	752	1,998	2,750
2013	400	660	1,060
2014	132	423	555
2015	128	343	471
Thereafter	3,506	—	3,506

	$5,411	$6,919	$12,330

(a)	GM Financial credit facilities and securitization notes payable are based on expected payoff date. Senior notes and convertible senior notes principal amounts are based on maturity.

At December 31, 2010 future interest payments on automotive capital lease obligations was $564 million. GM Financial does not have capital lease obligations at December 31, 2010.

Old GM

Secured Revolving Credit Facility, U.S. Term Loan and Secured Credit Facility

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

Contractual interest expense not accrued or recorded on pre-petition debt was $200 million in the period January 1, 2009 through July 9, 2009 (includes contractual interest expense related to contingent convertible debt of $44 million).

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

The following table summarizes the components of Interest expense related to contingent convertible debt (dollars in millions):

	Predecessor
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Interest accrued or paid (a)	$176	$427
Amortization of discounts	51	136

Interest expense	$227	$563

(a)	Contractual interest expense not accrued or recorded on pre-petition debt as a result of the Chapter 11 Proceedings totaled $44 million in the period January 1, 2009 through July 9, 2009.

Note 20. Pensions and Other Postretirement Benefits

Consolidated

Employee Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans

Defined benefit pension plans covering eligible U.S. hourly employees (hired prior to October 15, 2007) and Canadian hourly employees generally provide benefits of negotiated, stated amounts for each year of service and supplemental benefits for employees who retire with 30 years of service before normal retirement age. Non-skilled trades hourly U.S. employees hired after October 15, 2007 participate in a defined benefit cash balance plan. In September 2010 the U.S. hourly defined benefit pension plan was amended to create a legally separate new defined benefit pension plan for the participants who are covered by the cash balance benefit formula. The underlying benefits offered to plan participants were unchanged. The benefits provided by the defined benefit pension plans covering eligible U.S. (hired prior to January 1, 2001) and Canadian salaried employees and employees in certain other non-U.S. locations are generally based on years of service and compensation history. There is also an unfunded nonqualified pension plan covering certain U.S. executives for service prior to January 1, 2007, and it is based on an “excess plan” for service after that date.

Defined Contribution Plans

The Savings-Stock Purchase Plan (S-SPP) is a defined contribution retirement savings plan for eligible U.S. salaried employees. The S-SPP provides discretionary matching contributions up to certain predefined limits based upon eligible base salary. The matching contribution for the S-SPP was suspended by Old GM in November 2008, and we reinstated the matching contribution for

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the S-SPP in October 2009. The contribution equal to 1.0% of eligible base salary for U.S. salaried employees with a service commencement date on or after January 1, 1993 was discontinued effective on January 1, 2010. For eligible U.S. salaried employees with a service commencement date on or after January 1, 2001 a retirement contribution to the S-SPP equal to 4.0% of eligible base salary is provided. Contributions are also made to certain non-U.S. defined contribution plans. Certain U.S. hourly employees are not eligible for postretirement healthcare. Such employees receive a $1.00 per compensated hour contribution into their Personal Saving Plan account.

The following table summarizes contributions to defined contribution plans (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Total contributions	$241	$100	$70	$297

Other Postretirement Benefit Plans

Certain hourly and salaried defined benefit plans provide postretirement medical, dental, legal service and life insurance to eligible U.S. and Canadian retirees and their eligible dependents. Certain other non-U.S. subsidiaries have postretirement benefit plans, although most non-U.S. employees are covered by government sponsored or administered programs.

Significant Plan Amendments, Benefit Modifications and Related Events

Remeasurements

Significant interim remeasurements are included in the change in benefit obligation for the year ended December 31, 2010. There were no significant remeasurements, curtailments or settlements as a result of changes to the underlying benefits offered to the plan participants.

Patient Protection and Affordable Care Act

The Patient Protection and Affordable Care Act was signed into law in March 2010 and contains provisions that require all future reimbursement receipts under the Medicare Part D retiree drug subsidy program to be included in taxable income. This taxable income inclusion will not significantly affect us because effective January 1, 2010 we no longer provide prescription drug coverage to post-age 65 Medicare-eligible participants and we have a full valuation allowance against our net deferred tax assets in the U.S. We have assessed the other provisions of this new law, based on information known at this time and we have included the effect, which is not significant, in our benefit obligations at December 31, 2010.

Expected Contributions

In January 2011 we completed the previously announced voluntary contribution of 61 million shares of our common stock to our U.S. hourly and salaried pension plans, valued at approximately $2.2 billion for funding purposes. This was a voluntary contribution that is above our minimum funding requirements of the pension plans. The contributed shares qualify as a plan asset for funding purposes immediately, and will qualify as a plan asset for accounting purposes when certain transfer restrictions are removed, which is expected in 2011. We are evaluating whether we will make additional voluntary contributions to our U.S. pension plans in 2011. We expect to contribute $95 million to our U.S. non-qualified pension plans and $740 million to our non-U.S. pension plans in 2011.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the significant defined benefit plan interim remeasurements, the related changes in accumulated postretirement benefit obligations (APBO), projected benefit obligations (PBO) and the associated curtailments, settlements and termination benefits recorded in our earnings in the period July 10, 2009 through December 31, 2009 and the period January 1, 2009 through July 9, 2009, which are subsequently discussed (dollars in millions):

Successor
July 10, 2009 Through December 31, 2009
Event and Remeasurement Date When Applicable	Affected Plans	Change in Discount Rate		Increase (Decrease) Since the Most Recent Remeasurement Date (a)	Gain (Loss)
		From	To	PBO/APBO	Curtailments	Settlements	Termination Benefits and Other
2009 Special Attrition Programs (b)	U.S. hourly defined benefit pension plan	—	—	$58	$—	$—	$(58)

Global salaried workforce reductions (b)	U.S. salaried defined benefit pension plan	—	—	175	—	—	(175)

2009 UAW Retiree Settlement Agreement — December	UAW hourly retiree medical plan	—	—	(22,654)	—	(2,571)	—

IUE-CWA and USW Settlement Agreement — November (c)	U.S. hourly defined benefit pension plan	5.58%	5.26%	1,897	—	—	—

	Non-UAW hourly retiree healthcare plan	6.21%	5.00%	360	—	—	—

	U.S. hourly life plan	5.41%	5.56%	53	—	—	—

Delphi Benefit Guarantee Agreements — August (c)	U.S. hourly defined benefit pension plan	5.83%	5.58%	2,548	—	—	—

Total				$(17,563)	$—	$(2,571)	$(233)

(a)	The increase (decrease) includes effect of the event, gain or loss from remeasurement, net periodic benefit cost and benefit payments. Excludes effect of asset returns that are higher or lower than expected.

(b)	Reflects the effect on PBO. There was no remeasurement.

(c)	Includes reclassification of contingent liability to benefit plan obligation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor
January 1, 2009 Through July 9, 2009
Event and Remeasurement Date When Applicable	Affected Plans	Change in Discount Rate		Increase (Decrease) Since the Most Recent Remeasurement Date (a)	Gain (Loss)
		From	To	PBO/APBO	Curtailments	Settlements	Termination Benefits and Other
2009 Special Attrition Programs — June	U.S. hourly defined benefit pension plan	6.15%	6.25%	$7	$(1,390)	$—	$(12)

Global salaried workforce reductions — June	U.S. salaried defined benefit pension plan			24	(327)	—	—

U.S. salaried benefits changes — February	U.S. salaried retiree life insurance plan	7.25%	7.15%	(420)	—	—	—

U.S. salaried benefits changes — June	U.S. salaried retiree healthcare program			(265)	—	—	—

2009 CAW Agreement — June	Canadian hourly defined benefit pension plan	6.75%	5.65%	340	—	—	(26)

2009 CAW Agreement — June	CAW hourly retiree healthcare plan and CAW retiree life plan	7.00%	5.80%	(143)	93	—	—

Total				$(457)	$(1,624)	$—	$(38)

(a)	The increase (decrease) includes effect of the event, gain or loss from remeasurement, net periodic benefit cost, benefit payments and effect of foreign currency translation. Excludes effect of asset returns that are higher or lower than expected.

During 2009 we and Old GM implemented various programs which reduced the hourly and salary workforce. Significant workforce reductions, settlements of pre-bankruptcy claims with various represented employee groups and plan amendments resulted in plan remeasurements as follows:

•	Special attrition programs resulted in a reduction in the hourly workforce;

•	Global salaried workforce actions reduced employment;

•

The Delphi Benefit Guarantee Agreements were affected by the settlement of the PBGC claims from the termination of the hourly Delphi pension plan. We maintained the obligation to provide the difference between the pension benefits paid by the PBGC and those originally guaranteed by Old GM under the Delphi Benefit Guarantee Agreements; and

•	U.S. salaried benefit changes reduced the salaried life benefits and a negative amendment to the U.S. salaried retiree healthcare program reduced coverage and increased cost sharing.

2009 UAW Retiree Settlement Agreement

In 2009 we and the UAW agreed to a 2009 UAW Retiree Settlement Agreement which permanently shifted responsibility for providing retiree healthcare to the new plan funded by the New VEBA. Under the terms of the settlement agreement, we are released from UAW retiree healthcare claims incurred after December 31, 2009. All obligations of ours and any other entity or benefit plan of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ours for retiree medical benefits for the class and the covered group arising from any agreement between us and the UAW terminated at December 31, 2009. Our obligations to the new healthcare plan and the New VEBA are limited to the terms of the settlement agreement.

At December 31, 2009 we accounted for the termination of our UAW hourly retiree medical plan and Mitigation Plan as a settlement. The resulting settlement loss of $2.6 billion recorded on December 31, 2009 represented the difference between the sum of the accrued OPEB liability of $10.6 billion and the existing internal VEBA assets of $12.6 billion, and $25.8 billion representing the fair value of the consideration transferred on December 31, 2009, including the contribution of the existing internal VEBA assets. Upon the settlement of the UAW hourly retiree medical plan at December 31, 2009 the VEBA Notes, Series A Preferred Stock, common stock, and warrants contributed to the New VEBA were recorded at fair value and classified as outstanding debt and equity instruments.

Prior to December 31, 2009 the 260 million shares of Series A Preferred Stock issued to the New VEBA were not considered outstanding for accounting purposes due to the terms of the settlement agreement with the UAW. As a result, $105 million of the $146 million of dividends paid on September 15, 2009 and $147 million of the $203 million of dividends paid on December 15, 2009 were recorded as employer contributions resulting in a reduction of Postretirement benefits other than pensions.

IUE-CWA and USW Settlement Agreement

In September 2009 we entered into a settlement agreement with MLC, The International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers — Communication Workers of America (IUE-CWA) and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW). The approved settlement agreement resulted in remeasurements of the U.S. hourly defined benefit pension plan, the non-UAW hourly retiree healthcare plan and the U.S. hourly life plan to reflect the terms of the agreement. The settlement agreement was expressly conditioned upon and did not become effective until approved by the Bankruptcy Court in MLC’s Chapter 11 proceedings, which occurred in November 2009. Several additional unions representing MLC hourly retirees joined the IUE-CWA and USW settlement agreement with respect to healthcare and life insurance. The remeasurement of these plans resulted in a decrease in a contingent liability accrual and an offsetting increase in the PBO or APBO of the benefit plan.

2009 CAW Agreement

In March 2009 Old GM announced that the members of the CAW had ratified an agreement intended to reduce costs in Canada through introducing co-payments for healthcare benefits, increasing employee healthcare cost sharing, freezing pension benefits and eliminating cost of living adjustments to pensions for retired hourly workers. The 2009 CAW Agreement was conditioned on Old GM receiving longer term financial support from the Canadian and Ontario governments and those governments agreed to the terms of a loan agreement, approved the GMCL viability plan and provided funding to GMCL. The Canadian hourly defined benefit pension plan was remeasured in June 2009.

The CAW hourly retiree healthcare plan and the CAW retiree life plan were also remeasured in June 2009. Additionally, as a result of the termination of employees from the former Oshawa, Ontario truck facility, GMCL recorded a curtailment gain associated with the CAW hourly retiree healthcare plan.

In June 2009 GMCL and the CAW agreed to the terms of an independent HCT to provide retiree healthcare benefits to certain active and retired employees and it will be implemented when certain preconditions are achieved. Certain of the preconditions have not been achieved and the HCT is not yet implemented at December 31, 2010. GMCL is obligated to make a payment of CAD $1.0 billion on the HCT implementation date which it will fund out of its CAD $1.0 billion escrow funds, adjusted for the net difference between the amount of retiree monthly contributions received during the period January 1, 2010 through the HCT implementation date less the cost of benefits paid for claims incurred by covered employees during this period. GMCL will provide a CAD $800 million note payable to the HCT on the HCT implementation date which will accrue interest at an annual rate of 7.0% with five equal annual installments of CAD $256 million due December 31 of 2014 through 2018. Concurrent with the implementation of the HCT,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMCL will be legally released from all obligations associated with the cost of providing retiree healthcare benefits to CAW active and retired employees bound by the class action process, and we will account for the related termination of CAW hourly retiree healthcare benefits as a settlement, based upon the difference between the fair value of the notes and cash contributed and the healthcare plan obligation at the settlement date. As a result of the conditions precedent to this agreement not having yet been achieved, there was no accounting recognition for the healthcare trust at December 31, 2010.

The following tables summarize the change in benefit obligations and related plan assets (dollars in millions):

	Successor
	Year Ended December 31, 2010
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Change in benefit obligations
Beginning benefit obligation	$101,571	$24,374	$5,788	$3,797
Service cost	451	386	21	32
Interest cost	5,275	1,187	288	200
Plan participants’ contributions	—	7	53	9
Amendments	2	(5)	3	—
Actuarial losses	5,251	168	255	185
Benefits paid	(9,149)	(1,447)	(740)	(173)
Foreign currency translation adjustments	—	189	—	200
Divestitures	(6)	(75)	(2)	—
Curtailments, settlements, and other	—	(22)	1	2

Ending benefit obligation	103,395	24,762	5,667	4,252

Change in plan assets
Beginning fair value of plan assets	84,500	14,027	31	—
Actual return on plan assets	11,561	1,234	5	—
Employer contributions	4,095	777	651	164
Plan participants’ contributions	—	7	53	9
Benefits paid	(9,149)	(1,447)	(740)	(173)
Foreign currency translation adjustments	—	505	—	—
Divestitures	—	(59)	—	—
Settlements	—	(174)	—	—
Other	—	33	—	—

Ending fair value of plan assets	91,007	14,903	—	—

Ending funded status	$(12,388)	$(9,859)	$(5,667)	$(4,252)

Amounts recorded in the consolidated balance sheet
Non-current asset	$—	$72	$—	$—
Current liability	(93)	(332)	(440)	(185)
Non-current liability	(12,295)	(9,599)	(5,227)	(4,067)

Net amount recorded	$(12,388)	$(9,859)	$(5,667)	$(4,252)

Amounts recorded in Accumulated other comprehensive income (loss)
Net actuarial gain (loss)	$3,609	$(701)	$(460)	$(259)
Net prior service credit	10	12	—	85

Total recorded in Accumulated other comprehensive income (loss)	$3,619	$(689)	$(460)	$(174)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	July 10, 2009 Through December 31, 2009
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Change in benefit obligations
Beginning benefit obligation	$98,012	$21,392	$27,639	$3,420
Service cost	216	157	62	17
Interest cost	2,578	602	886	94
Plan participants’ contributions	—	4	172	—
Amendments	(13)	(9)	1	(89)
Actuarial (gains) losses	3,102	1,592	1,732	64
Benefits paid	(3,938)	(714)	(1,700)	(70)
Medicare Part D receipts	—	—	84	—
IUE-CWA & USW related liability transfer	—	—	514	—
Foreign currency translation adjustments	—	1,469	—	376
Delphi benefit guarantee and other	1,365	—	—	—
UAW retiree medical plan settlement	—	—	(25,822)	—
Curtailments, settlements, and other (a)	249	(119)	2,220	(15)

Ending benefit obligation	101,571	24,374	5,788	3,797

Change in plan assets
Beginning fair value of plan assets	78,493	8,616	10,702	—
Actual return on plan assets	9,914	1,201	1,909	—
Employer contributions	31	4,287	1,528	70
Plan participants’ contributions	—	4	172	—
Benefits paid	(3,938)	(714)	(1,700)	(70)
UAW hourly retiree medical plan asset settlement	—	—	(12,586)	—
Foreign currency translation adjustments	—	765	—	—
Other	—	(132)	6	—

Ending fair value of plan assets	84,500	14,027	31	—

Ending funded status	$(17,071)	$(10,347)	$(5,757)	$(3,797)

Amounts recorded in the consolidated balance sheet
Non-current asset	$—	$98	$—	$—
Current liability	(93)	(337)	(685)	(161)
Non-current liability	(16,978)	(10,108)	(5,072)	(3,636)

Net amount recorded	$(17,071)	$(10,347)	$(5,757)	$(3,797)

Amounts recorded in Accumulated other comprehensive income (loss)
Net actuarial gain (loss)	$3,803	$(833)	$(212)	$(65)
Net prior service credit	13	9	1	89

Total recorded in Accumulated other comprehensive income (loss)	$3,816	$(824)	$(211)	$24

(a)	U.S. other benefits includes the $2.6 billion settlement loss resulting from the termination of the UAW hourly retiree medical plan and Mitigation Plan.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	January 1, 2009 Through July 9, 2009
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Change in benefit obligations
Beginning benefit obligation	$98,135	$19,995	$39,960	$2,930
Service cost	243	155	69	12
Interest cost	3,077	596	1,615	102
Plan participants’ contributions	—	8	169	—
Amendments	(8)	(584)	(705)	(482)
Actuarial (gains) losses	(260)	959	77	436
Benefits paid	(5,319)	(769)	(2,115)	(90)
Medicare Part D receipts	—	—	150	—
Foreign currency translation adjustments	—	856	—	159
Curtailments, settlements, and other	1,559	(76)	8	(15)

Ending benefit obligation	97,427	21,140	39,228	3,052
Effect of application of fresh-start reporting	585	252	(11,589)	368

Ending benefit obligation including effect of application of fresh-start reporting	98,012	21,392	27,639	3,420

Change in plan assets
Beginning fair value of plan assets	84,545	8,086	9,969	—
Actual return on plan assets	(203)	227	444	—
Employer contributions	57	529	1,947	90
Plan participants’ contributions	—	8	169	—
Benefits paid	(5,319)	(769)	(2,115)	(90)
Foreign currency translation adjustments	—	516	—	—
Other	41	(197)	(10)	—

Ending fair value of plan assets	79,121	8,400	10,404	—
Effect of application of fresh-start reporting	(628)	216	298	—

Ending fair value of plan assets including effect of application of fresh-start reporting	78,493	8,616	10,702	—

Ending funded status	(18,306)	(12,740)	(28,824)	(3,052)
Effect of application of fresh-start reporting	(1,213)	(36)	11,887	(368)

Ending funded status including effect of application of fresh-start reporting	$(19,519)	$(12,776)	$(16,937)	$(3,420)

Amounts recorded in the consolidated balance sheet
Non-current assets	$—	$97	$—	$—
Current liability	(74)	(339)	(1,809)	(147)
Non-current liability	(19,445)	(12,534)	(15,128)	(3,273)

Net amount recorded	$(19,519)	$(12,776)	$(16,937)	$(3,420)

Amounts recorded in Accumulated other comprehensive income (loss)
Net actuarial loss	$(38,007)	$(7,387)	$(1,631)	$(1,005)
Net prior service credit (cost)	(1,644)	754	5,028	860
Transition obligation	—	(7)	—	—

Total recorded in Accumulated other comprehensive income (loss)	(39,651)	(6,640)	3,397	(145)
Effect of application of fresh-start reporting	39,651	6,640	(3,397)	145

Total recorded in Accumulated other comprehensive income (loss)	$—	$—	$—	$—

In the year ended December 31, 2010 we experienced actual return on plan assets on our U.S. pension plan assets of $11.6 billion compared to expected returns of $6.6 billion that were recognized as a component of our net pension expense. As a result of the U.S. hourly defined benefit pension plan interim remeasurement, a portion of the effect of the actual plan asset gains was recognized in the market-related value of plan assets during the remainder of the period subsequent to the interim remeasurement. The market related

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of plan assets used in the calculation of expected return on pension plan assets at December 31, 2010 is $4.1 billion lower than the actual fair value of plan assets for U.S. pension plans and $319 million lower than the actual fair value of plan assets for non-U.S. pension plans. Therefore, the effect of the improvement in the financial markets will not be fully reflected in net pension expense in the year ending December 31, 2011. Refer to Note 4 for additional information on our use of the market-related value of plan assets accounting policy.

The following table summarizes the total accumulated benefit obligations (ABO), the fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the PBO and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets (dollars in millions):

	Successor
	December 31, 2010		December 31, 2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
ABO	$103,110	$24,371	$101,397	$23,615
Plans with ABO in excess of plan assets
ABO	$103,090	$23,519	$101,397	$22,708
Fair value of plan assets	$90,983	$13,959	$84,500	$12,721
Plans with PBO in excess of plan assets
PBO	$103,375	$24,350	$101,571	$23,453
Fair value of plan assets	$90,983	$14,419	$84,500	$13,008

The following tables summarize the components of net periodic pension and OPEB expense along with the assumptions used to determine benefit obligations (dollars in millions):

	Successor
	Year Ended December 31, 2010
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Components of expense
Service cost (a)	$548	$386	$21	$32
Interest cost	5,275	1,187	288	200
Expected return on plan assets	(6,611)	(987)	—	—
Amortization of prior service cost (credit)	(1)	(1)	3	(9)
Recognition of net actuarial loss	—	21	—	—
Curtailments, settlements, and other losses	—	60	—	—

Net periodic pension and OPEB (income) expense	$(789)	$666	$312	$223

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	4.96%	5.09%	5.07%	4.97%
Rate of compensation increase	3.96%	3.25%	1.41%	4.33%
Weighted-average assumptions used to determine net expense for the year ended December 31 (b)
Discount rate	5.36%	5.19%	5.57%	5.22%
Expected return on plan assets	8.48%	7.42%	8.50%	—
Rate of compensation increase	3.94%	3.25%	1.48%	4.45%

(a)	U.S. pension plan service cost includes plan administrative expenses of $97 million.

(b)	Determined at the beginning of the period and updated for remeasurements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	July 10, 2009 Through December 31, 2009
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Components of expense
Service cost (a)	$254	$157	$62	$17
Interest cost	2,578	602	886	94
Expected return on plan assets	(3,047)	(438)	(432)	—
Amortization of prior service cost (credit)	—	—	—	(1)
Curtailments, settlements, and other losses	249	9	2,580	—

Net periodic pension and OPEB expense	$34	$330	$3,096	$110

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.52%	5.31%	5.57%	5.22%
Rate of compensation increase	3.94%	3.27%	1.48%	4.45%
Weighted-average assumptions used to determine net expense for the year ended December 31(b)
Discount rate	5.63%	5.82%	6.81%	5.47%
Expected return on plan assets	8.50%	7.97%	8.50%	—
Rate of compensation increase	3.94%	3.23%	1.48%	4.45%

(a)	U.S. pension plan service cost includes plan administrative expenses of $38 million.

(b)	Determined at the beginning of the period and updated for remeasurements. Appropriate discount rates were used to measure the effects of curtailments and plan amendments on various plans.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		U.S. Plans Other Benefits		Non-U.S. Plans Other Benefits
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Components of expense
Service cost	$243	$527	$155	$410	$69	$241	$12	$32
Interest cost	3,077	5,493	596	1,269	1,615	3,519	102	225
Expected return on plan assets	(3,810)	(8,043)	(364)	(969)	(444)	(1,281)	—	—
Amortization of prior service cost (credit)	429	1,077	(12)	407	(1,051)	(1,918)	(63)	(86)
Amortization of transition obligation	—	—	2	6	—	—	—	—
Recognized net actuarial loss	715	317	193	275	32	508	23	110
Curtailments, settlements, and other losses (gains)	1,720	3,823	97	270	21	(3,476)	(123)	11

Net periodic pension and OPEB (income) expense	$2,374	$3,194	$667	$1,668	$242	$(2,407)	$(49)	$292

Weighted-average assumptions used to determine benefit obligations at period end
Discount rate	5.86%	6.27%	5.82%	6.22%	6.86%	8.25%	5.47%	7.00%
Rate of compensation increase	3.94%	5.00%	3.23%	3.59%	1.48%	2.10%	4.45%	4.45%
Weighted-average assumptions used to determine net expense for the period (a)
Discount rate	6.27%	6.56%	6.23%	5.77%	8.11%	7.02%	6.77%	5.90%
Expected return on plan assets	8.50%	8.50%	7.74%	7.78%	8.50%	8.40%	—	—
Rate of compensation increase	5.00%	5.00%	3.08%	3.59%	1.87%	3.30%	4.45%	4.00%

(a)	Determined at the beginning of the period and updated for remeasurements. Appropriate discount rates were used to measure the effects of curtailments and plan amendments on various plans.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

Healthcare Trend Rate

As a result of modifications made to healthcare plans in connection with the 363 Sale, there are no significant uncapped U.S. healthcare plans remaining, therefore, the healthcare cost trend rate does not have a significant effect on our U.S. plans.

	Successor
	December 31, 2010	December 31, 2009
Assumed Healthcare Trend Rates	Non-U.S. Plans(a)	Non-U.S. Plans
Initial healthcare cost trend rate	5.6%	5.4%
Ultimate healthcare cost trend rate	3.4%	3.3%
Number of years to ultimate trend rate	8	8

(a)	The implementation of the HCT in Canada is anticipated and will significantly reduce our exposure to changes in the healthcare cost trend rate.

Healthcare trend rate assumptions are determined for inclusion in healthcare OPEB valuation at each remeasurement. The healthcare trend rates are developed using historical cash expenditures and near-term outlook for retiree healthcare. This information is supplemented with information gathered from actuarial based models, information obtained from healthcare providers and known significant events.

The following table summarizes the effect of a one-percentage point change in the assumed healthcare trend rates (dollars in millions):

	Successor
	Non-U.S. Plans (a)
Change in Assumption	Effect on 2011 Aggregate Service and Interest Cost	Effect on December 31, 2010 APBO
One percentage point increase	+$31	+$491
One percentage point decrease	-$25	-$392

(a)	The implementation of the HCT in Canada is anticipated and will significantly reduce our exposure to changes in the healthcare cost trend rate.

Investment Strategies and Long-Term Rate of Return

Detailed periodic studies conducted by outside actuaries and an internal asset management group, consisting of an analysis of capital market assumptions and employing Monte-Carlo simulations, are used to determine the long-term strategic mix among asset classes, risk mitigation strategies, and the expected return on asset assumptions for U.S. pension plans. The U.S. study includes a review of alternative asset allocation and risk mitigation strategies, anticipated future long-term performance of individual asset classes, risks evaluated using standard deviation techniques and correlations among the asset classes that comprise the plans’ asset mix. Similar studies are performed for the significant non-U.S. pension plans with the assistance of outside actuaries and asset managers. While the studies incorporate data from recent fund performance and historical returns, the expected return on plan asset assumptions are determined based on long-term, prospective rates of return.

The strategic asset mix and risk mitigation strategies for the U.S. and non-U.S. pension plans are tailored specifically for each plan. Individual plans have distinct liabilities, liquidity needs, and regulatory requirements. Consequently, there are different investment policies set by individual plan fiduciaries. Although investment policies and risk mitigation strategies may differ among certain U.S. and non-U.S. pension plans, each investment strategy is considered to be optimal in the context of the specific factors affecting each plan.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In setting a new strategic asset mix, consideration is given to the likelihood that the selected mix will effectively fund the projected pension plan liabilities, while aligning with the risk tolerance of the plans’ fiduciaries. The strategic asset mix for U.S. defined benefit pension plans is intended to reduce exposure to equity market risks, to utilize asset classes which reduce volatility and to utilize asset classes where active management has historically generated above market returns.

In December 2010 an analysis of the investment policy was completed for the U.S. pension plans which reduced the expected return on assets to 8.0% from 8.5% at December 31, 2009. The decrease in expected return on assets is primarily related to lower bond yields and updated assumptions for equities and equity-like asset classes. This analysis included a study of capital market assumptions and the selection of a policy portfolio that is optimal in the context of the plans’ fiduciaries objectives. The selected portfolio is composed of a number of asset classes with favorable return characteristics including: a significant allocation to debt securities with credit exposure, some of which have expected returns that are similar to that of equities, significant exposures to private market securities (equity, debt, and real estate) and absolute return strategies (i.e., hedge fund strategies with low exposure to market risks). The expected long-term rate of return assumption is enhanced by these diversified strategies and is consistent with the long-term historical return for the U.S. plans.

The expected return on plan asset assumptions used in determining pension expense for non-U.S. pension plans is determined in a similar manner to the U.S. plans, and the rate of 7.42% for the year ended December 31, 2010 is a weighted-average of all of the funded non-U.S. plans.

Target Allocation Percentages

Minor changes were made to the U.S. target allocation percentages by asset category as a result of the asset and liability study that was approved in December 2010.

An asset and liability study conducted of the Canadian plans’ target allocation percentages was approved by GMCL’s Board of Directors and became effective in July 2010. Significant changes were made to the target allocation percentages by asset category as a result of this study. The study was generated following a contribution to the Canadian plans in September 2009 of CAD $4.0 billion which improved the funded position. A less aggressive asset mix was implemented to preserve this position by shifting the target allocation away from return seeking equity type assets toward a liability hedging strategy that utilizes more fixed income assets.

The following table summarizes the target allocations by asset category for U.S. and non-U.S. defined benefit pension plans:

	Successor
	December 31, 2010		December 31, 2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Categories
Equity securities	29.0%	36.0%	28.0%	64.0%
Debt securities	41.0%	48.0%	42.0%	24.0%
Real estate	8.0%	9.0%	9.0%	9.0%
Other (a)	22.0%	7.0%	21.0%	3.0%

Total	100.0%	100.0%	100.0%	100.0%

(a)	Includes private equity and absolute return strategies.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan Assets and Fair Value Measurements

The following tables summarize the fair value of defined benefit pension plan assets by asset class (dollars in millions):

	Successor
	Fair Value Measurements of U.S. Plan Assets at December 31, 2010				Fair Value Measurements of Non-U.S. Plan Assets at December 31, 2010
	Level 1	Level 2	Level 3	Total U.S. Plan Assets	Level 1	Level 2	Level 3	Total Non-U.S. Plan Assets	Total U.S. and Non- U.S. Plan Assets
Assets
Direct investments
Cash equivalents and other short-term investments	$—	$—	$—	$—	$—	$620	$—	$620	$620
Common and preferred stocks	—	—	—	—	2,781	13	—	2,794	2,794
Government and agency debt securities (a)	—	—	—	—	—	3,410	4	3,414	3,414
Corporate debt securities (b)	—	—	—	—	—	1,964	41	2,005	2,005
Agency mortgage and asset-backed securities	—	—	—	—	—	44	—	44	44
Non-agency mortgage and asset-backed securities	—	—	—	—	—	86	—	86	86
Private equity and debt investments	—	—	—	—	—	—	169	169	169
Real estate assets	—	—	—	—	—	—	926	926	926
Derivatives	—	—	—	—	—	75	—	75	75

Total direct investments	—	—	—	—	2,781	6,212	1,140	10,133	10,133

Investment funds
Cash equivalent funds	—	—	—	—	—	97	—	97	97
Equity funds	—	12,395	—	12,395	2	2,001	200	2,203	14,598
Fixed income funds	—	9,339	—	9,339	—	1,085	—	1,085	10,424
Multi-strategy funds	—	2,544	—	2,544	—	34	—	34	2,578
Real estate funds	—	—	—	—	11	39	337	387	387
Other investment funds (c)	—	—	—	—	—	—	432	432	432

Total investment funds	—	24,278	—	24,278	13	3,256	969	4,238	28,516
Other	—	—	—	—	—	104	281	385	385

Total assets before Investment Trusts	—	24,278	—	24,278	2,794	9,572	2,390	14,756	39,034

Liabilities
Derivatives	—	—	—	—	—	(52)	—	(52)	(52)

Total liabilities before Investment Trusts	—	—	—	—	—	(52)	—	(52)	(52)

Net assets before Investment Trusts	$—	$24,278	$—	24,278	$2,794	$9,520	$2,390	14,704	38,982

Investment Trusts (d)				66,918				—	66,918

Total net assets and Investment Trusts				91,196				14,704	105,900

Other plan assets and liabilities (e)				(189)				199	10

Net plan assets				$91,007				$14,903	$105,910

(a)	Includes U.S. and sovereign government and agency issues; excludes mortgage and asset-backed securities.

(b)	Includes bank debt obligations.

(c)	Primarily investments in alternative investment funds.

(d)	Refer to the subsequent discussion of Investment Trusts for the leveling of the underlying assets of the Investment Trusts.

(e)	Cash held by the plans, net of amounts payable for investment manager fees, custody fees and other expenses.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	Fair Value Measurements of U.S. Plan Assets at December 31, 2009				Fair Value Measurements of Non-U.S. Plan Assets at December 31, 2009
	Level 1	Level 2	Level 3	Total U.S. Plan Assets	Level 1	Level 2	Level 3	Total Non-U.S. Plan Assets	Total U.S. and Non- U.S. Plan Assets
Assets
Direct investments
Cash equivalents and other short-term investments	$—	$—	$—	$—	$137	$463	$—	$600	$600
Common and preferred stocks	—	—	—	—	3,002	56	—	3,058	3,058
Government and agency debt securities (a)	—	—	—	—	93	4,136	65	4,294	4,294
Corporate debt securities (b)	—	—	—	—	2	483	109	594	594
Agency mortgage and asset-backed securities	—	—	—	—	—	62	7	69	69
Non-agency mortgage and asset-backed securities	—	—	—	—	—	42	16	58	58
Private equity and debt investments	—	—	—	—	—	—	110	110	110
Real estate assets	—	—	—	—	14	—	825	839	839
Derivatives	—	—	—	—	—	66	—	66	66

Total direct investments	—	—	—	—	3,248	5,308	1,132	9,688	9,688

Investment funds
Cash equivalent funds	—	—	—	—	19	4	—	23	23
Equity funds	—	14,495	—	14,495	1	2,575	75	2,651	17,146
Fixed income funds	—	9,643	4,221	13,864	—	1,012	—	1,012	14,876
Multi-strategy funds	—	2,337	—	2,337	—	18	—	18	2,355
Real estate funds	—	916	—	916	—	35	217	252	1,168
Other investment funds (c)	—	—	—	—	—	8	95	103	103

Total investment funds	—	27,391	4,221	31,612	20	3,652	387	4,059	35,671
Other	—	—	—	—	—	206	—	206	206

Total assets before Investment Trusts	—	27,391	4,221	31,612	3,268	9,166	1,519	13,953	45,565

Liabilities
Derivatives	—	—	—	—	—	(43)	—	(43)	(43)

Total liabilities before Investment Trusts	—	—	—	—	—	(43)	—	(43)	(43)

Net assets before Investment Trusts	$—	$27,391	$4,221	31,612	$3,268	$9,123	$1,519	13,910	45,522

Investment Trusts (d)				53,043				—	53,043

Total net assets and Investment Trusts				84,655				13,910	98,565

Other plan assets and liabilities (e)				(155)				117	(38)

Net plan assets				$84,500				$14,027	$98,527

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Includes U.S. and sovereign government and agency issues; excludes mortgage and asset-backed securities.

(b)	Includes bank debt obligations.

(c)	Primarily investments in alternative investment funds.

(d)	Refer to the subsequent discussion of Investment Trusts for the leveling of the underlying assets of the Investment Trusts.

(e)	Cash held by the plans, net of amounts payable for investment manager fees, custody fees and other expenses.

The following table summarizes the fair value of derivative assets and liabilities owned by the non-U.S. plans by underlying risk (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Derivative assets
Foreign currency contracts	$56	$66
Equity contracts	19	—

Total derivative assets	75	66

Derivative liabilities
Foreign currency contracts	(45)	(43)
Equity contracts	(7)	—

Total derivative liabilities	(52)	(43)

Total net derivative assets	$23	$23

The following tables summarize the activity for U.S. plan assets classified in Level 3, other than assets held in Investment Trusts (dollars in millions):

	Successor
	Year Ended December 31, 2010
	Balance at January 1, 2010	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Balance at December 31, 2010
Fixed income funds	$4,221	$—	$—	$—	$(4,221)	$—

	Successor
	July 10 Through December 31, 2009
	Balance at July 10, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Balance at December 31, 2009
Fixed income funds	$5,488	$910	$158	$(2,335)	$—	$4,221

	Predecessor
	January 1 Through July 9, 2009
	Balance at January 1, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Balance at July 9, 2009
Fixed income funds	$4,508	$998	$7	$(25)	$—	$5,488

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the activity for non-U.S. plan assets classified in Level 3 (dollars in millions):

	Successor
	Year Ended December 31, 2010
	Balance at January 1, 2010	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Exchange Rate Movements	Balance at December 31, 2010
Direct investments
Government and agency debt securities	$65	$1	$(3)	$(13)	$(46)	$—	$4
Corporate debt securities	109	2	—	(35)	(38)	3	41
Agency mortgage and asset- backed securities	7	—	—	—	(7)	—	—
Non-agency mortgage and asset-backed securities	16	10	(11)	(5)	(10)	—	—
Private equity and debt investments	110	15	—	36	—	8	169
Real estate assets	825	29	1	22	7	42	926

Total direct investments	1,132	57	(13)	5	(94)	53	1,140

Investment funds
Equity funds	75	30	2	(72)	155	10	200
Real estate funds	217	28	(1)	101	—	(8)	337
Other investment funds	95	44	—	68	212	13	432

Total investment funds	387	102	1	97	367	15	969

Other investments	—	17	—	(9)	253	20	281

Total non-U.S. plan assets	$1,519	$176	$(12)	$93	$526	$88	$2,390

	Successor
	July 10, 2009 Through December 31, 2009
	Balance at July 10, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Exchange Rate Movements	Balance at December 31, 2009
Direct investments
Government and agency debt securities	$8	$(1)	$—	$60	$(3)	$1	$65
Corporate debt securities	17	6	1	37	43	5	109
Agency mortgage and asset-backed securities	6	—	—	—	1	—	7
Non-agency mortgage and asset-backed securities	10	19	(6)	(11)	3	1	16
Private equity and debt investments	149	(1)	—	(52)	—	14	110
Real estate assets	785	(52)	—	11	—	81	825

Total direct investments	975	(29)	(5)	45	44	102	1,132

Investment funds
Equity funds	27	12	(9)	43	(2)	4	75
Real estate funds	199	25	(2)	(4)	—	(1)	217
Other investment funds	107	3	1	(16)	—	—	95

Total investment funds	333	40	(10)	23	(2)	3	387

Total non-U.S. plan assets	$1,308	$11	$(15)	$68	$42	$105	$1,519

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	January 1, 2009 Through July 9, 2009
	Balance at January 1, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Exchange Rate Movements	Balance at July 9, 2009
Direct investments
Government and agency debt securities	$—	$—	$—	$4	$4	$—	$8
Corporate debt securities	16	—	2	(2)	—	1	17
Agency mortgage and asset-backed securities	6	—	—	—	—	—	6
Non-agency mortgage and asset-backed securities	1	(3)	—	(2)	14	—	10
Private equity and debt investments	163	(33)	—	11	—	8	149
Real estate assets	831	(99)	—	12	—	41	785

Total direct investments	1,017	(135)	2	23	18	50	975

Investment funds
Equity funds	33	2	(1)	10	(19)	2	27
Real estate funds	206	(21)	(3)	(3)	—	20	199
Other investment funds	94	2	—	1	—	10	107

Total investment funds	333	(17)	(4)	8	(19)	32	333

Total non-U.S. plan assets	$1,350	$(152)	$(2)	$31	$(1)	$82	$1,308

Transfers In and/or Out of Level 3

In the year ended December 31, 2010, fixed income funds of $4.2 billion within the U.S. plan assets were transferred out of Level 3 to Level 2. This resulted from management’s ability to validate certain liquidity and redemption restrictions that permit the plans to redeem their interest in these investment funds in the near-term (generally within 90 days) at NAV.

There were no significant transfers in and/or out of Level 3 within the non-U.S. plan assets.

Fund Investment Strategies

Cash equivalent funds asset class includes funds that primarily invest in short-term, high quality securities including U.S. government securities, U.S. dollar-denominated obligations of U.S. and foreign depository institutions, commercial paper, corporate bonds and asset-backed securities.

Equity funds asset class includes funds that primarily invest in U.S. equities as well as equity securities issued by companies incorporated, listed or domiciled in developed and/or emerging markets countries. Certain fund managers may attempt to profit from security mispricing in equity markets. Equity long/short managers typically construct portfolios consisting of long and short positions, which may be determined by a variety of techniques including fundamental, quantitative, and technical analysis. Index funds, exchange traded funds and derivatives may be used for hedging purposes to limit exposure to various risk factors.

Fixed income funds asset class includes investments in high quality and high yield funds as well as in credit arbitrage funds. High quality fixed income funds primarily invest in U.S. government securities, investment-grade corporate bonds, mortgages and asset-backed securities. High yield fixed income funds primarily invest in U.S. high yield fixed income securities issued by corporations which are rated below investment grade by one or more nationally recognized rating agencies, are unrated but are believed by the investment manager to have similar risk characteristics or are rated investment grade or higher but are priced at yields comparable to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities rated below investment grade and believed to have similar risk characteristics. Credit arbitrage funds typically invest in a variety of credit and credit-related instruments that allow fund managers to profit from mispricing of these credit instruments. Certain derivatives may be used for hedging purposes by some fixed income fund managers to limit exposure to various risk factors.

Funds of hedge funds asset class includes funds that primarily invest in a portfolio of alternative investment funds. Funds of hedge fund managers typically seek to achieve their objectives by allocating capital across a broad array of alternative investment funds and/or investment managers.

Global macro funds asset class includes funds that primarily enter into leveraged transactions utilizing a variety of equity, fixed income and derivative instruments to benefit from anticipated price movements of stock, interest rates, foreign exchange currencies, and physical commodities markets while minimizing downside risk. Global macro managers employ a global approach and may invest in a variety of markets to participate in expected market movements.

Multi-strategy funds asset class includes funds that invest in broadly diversified portfolios of equity, fixed income and derivative instruments. Certain funds may also employ multiple alternative investment strategies, in combination, such as global macro, event-driven (which seeks to profit from opportunities created by significant transactional events such as spin-offs, mergers and acquisitions, bankruptcy reorganizations, recapitalizations and share buybacks), and relative value (which seeks to take advantage of pricing discrepancies between instruments including equities, debt, options and futures).

Real estate funds asset class includes funds that primarily invest in entities which are principally engaged in the ownership, acquisition, development, financing, sale and/or management of income-producing real estate properties, both commercial and residential. These funds typically seek long-term growth of capital and current income that is above average relative to public equity funds.

Other investment funds generally consist of funds that employ broad-ranging strategies and styles. The objective of such funds is to deliver returns having relatively low volatility and correlation to movements in major equity and bond markets. Funds in this category typically employ single strategies such as event-driven or relative value.

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

A plan’s interest in an Investment Trust is determined based on the Investment Trust’s beneficial interest in the underlying net assets. Beneficial interests in the individual Investment Trusts owned by the plans were 99.0% and 97.4% on a combined basis at December 31, 2010 and 2009.

The following table summarizes the U.S. plans’ interest in certain net assets of the Investment Trusts (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
U.S. pension plans’ funded beneficial interest	$66,918	$53,043
OPEB 401(h) plans’ funded beneficial interest	—	3
Interests held in trusts by plans of other employers	646	969

Total fair value of underlying assets of Investment Trusts	67,564	54,015
Less:
Cash	(2,828)	(3,022)
Net non-security (assets) liabilities	126	(323)

Net assets of the Investment Trusts	$64,862	$50,670

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the fair value of the underlying net assets by asset class held by the investment accounts owned by the Investment Trusts (dollars in millions):

	Successor
	Fair Value Measurements of Investment Trust Underlying Assets at December 31, 2010 (a)
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents and other short-term investments	$—	$6,920	$—	$6,920
Common and preferred stocks	6,756	788	64	7,608
Government and agency debt securities (b)	—	5,402	75	5,477
Corporate debt securities (c)	—	8,252	562	8,814
Agency mortgage and asset-backed securities	—	476	—	476
Non-agency mortgage and asset-backed securities	—	1,863	831	2,694
Group annuity contracts	—	—	3,115	3,115
Investment funds
Equity funds	20	436	382	838
Fixed income funds	48	543	2,287	2,878
Funds of hedge funds	—	516	6,344	6,860
Global macro funds	—	111	4	115
Multi-strategy funds	—	2,080	3,566	5,646
Other investment funds	—	150	188	338
Private equity and debt investments	—	—	8,297	8,297
Real estate assets (d)	1,648	1	5,792	7,441
Derivatives	73	1,407	24	1,504

Total assets	8,545	28,945	31,531	69,021

Liabilities
Common and preferred stocks (e)	(1,287)	(121)	—	(1,408)
Debt securities (e)	—	—	(2)	(2)
Real estate assets (e)	(41)	—	—	(41)
Derivatives	(184)	(2,441)	(83)	(2,708)

Total liabilities	(1,512)	(2,562)	(85)	(4,159)

Total net assets	$7,033	$26,383	$31,446	$64,862

(a)	Underlying assets are reported at the overall trust level, which includes our plan assets as well as plan assets of non-affiliated plan sponsors.

(b)	Includes U.S. and sovereign government and agency issues; excludes mortgage and asset-backed securities.

(c)	Includes bank debt obligations.

(d)	Includes public real estate investment trusts.

(e)	Primarily investments sold short.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	Fair Value Measurements of Investment Trust Underlying Assets at December 31, 2009 (a)
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents and other short-term investments	$—	$5,003	$—	$5,003
Common and preferred stocks	4,614	177	53	4,844
Government and agency debt securities (b)	—	2,866	1,552	4,418
Corporate debt securities (c)	—	4,988	1,764	6,752
Agency mortgage and asset-backed securities	—	394	6	400
Non-agency mortgage and asset-backed securities	—	861	1,525	2,386
Group annuity contracts	—	—	3,301	3,301
Investment funds
Equity funds	299	226	576	1,101
Fixed income funds	570	960	2,267	3,797
Funds of hedge funds	—	641	4,455	5,096
Global macro funds	95	266	719	1,080
Multi-strategy funds	34	1,170	1,829	3,033
Other investment funds	1	76	459	536
Private equity and debt investments	—	1	7,210	7,211
Real estate assets (d)	325	—	5,209	5,534
Derivatives	170	1,246	320	1,736

Total assets	6,108	18,875	31,245	56,228

Liabilities
Common and preferred stocks (e)	(2,102)	(8)	(2)	(2,112)
Debt securities (e)	—	(18)	(3)	(21)
Real estate assets (e)	(33)	—	—	(33)
Derivatives	(113)	(3,071)	(208)	(3,392)

Total liabilities	(2,248)	(3,097)	(213)	(5,558)

Total net assets	$3,860	$15,778	$31,032	$50,670

(a)	Underlying assets are reported at the overall trust level, which includes our plan assets as well as plan assets of non-affiliated plan sponsors.

(b)	Includes U.S. and sovereign government and agency issues; excludes mortgage and asset-backed securities.

(c)	Includes bank debt obligations.

(d)	Includes public real estate investment trusts.

(e)	Primarily investments sold short.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value of derivative assets and liabilities owned by the Investment Trusts by underlying risk (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Derivative assets
Interest rate contracts	$1,251	$1,297
Foreign exchange contracts	92	309
Equity contracts	96	36
Credit contracts	65	94

Total derivative assets	1,504	1,736

Derivative liabilities
Interest rate contracts	(2,294)	(3,206)
Foreign exchange contracts	(146)	(76)
Equity contracts	(243)	(49)
Credit contracts	(25)	(61)

Total derivative liabilities	(2,708)	(3,392)

Total net derivative assets (liabilities)	$(1,204)	$(1,656)

The following tables summarize the activity of the underlying net assets of the Investment Trusts classified in Level 3 (dollars in millions):

	Successor
	Year Ended December 31, 2010
	Balance at January 1, 2010	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Balance at December 31, 2010
Assets
Common and preferred stocks	$53	$23	$(20)	$4	$4	$64
Government and agency debt securities	1,552	(8)	17	(163)	(1,323)	75
Corporate debt securities	1,764	56	(5)	(543)	(710)	562
Agency mortgage and asset-backed securities	6	—	—	(1)	(5)	—
Non-agency mortgage and asset-backed securities	1,525	393	(249)	(167)	(671)	831
Group annuity contracts	3,301	(95)	161	(252)	—	3,115
Investment funds
Equity funds	576	(1)	16	7	(216)	382
Fixed income funds	2,267	136	94	(307)	97	2,287
Funds of hedge funds	4,455	103	325	1,500	(39)	6,344
Global macro funds	719	103	(92)	(614)	(112)	4
Multi-strategy funds	1,829	359	26	1,521	(169)	3,566
Other investment funds	459	(2)	(29)	(161)	(79)	188
Private equity and debt investments	7,210	578	590	(81)	—	8,297
Real estate assets	5,209	523	57	3	—	5,792

Total assets	30,925	2,168	891	746	(3,223)	31,507

Liabilities
Common and preferred stocks	(2)	—	—	—	2	—
Debt securities	(3)	—	—	—	1	(2)

Total liabilities	(5)	—	—	—	3	(2)

Derivatives, net	112	(54)	3	(38)	(82)	(59)

Total net assets	$31,032	$2,114	$894	$708	$(3,302)	$31,446

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	July 10, 2009 Through December 31, 2009
	Balance at July 10, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Balance at December 31, 2009
Assets
Common and preferred stocks	$17	$12	$(6)	$35	$(5)	$53
Government and agency debt securities	29	140	28	66	1,289	1,552
Corporate debt securities	749	173	(6)	615	233	1,764
Agency mortgage and asset-backed securities	3	5	(3)	3	(2)	6
Non-agency mortgage and asset-backed securities	544	455	(162)	393	295	1,525
Group annuity contracts	3,393	(33)	74	(133)	—	3,301
Investment funds
Equity funds	538	87	(7)	(20)	(22)	576
Fixed income funds	2,179	736	(397)	32	(283)	2,267
Funds of hedge funds	3,480	321	1	653	—	4,455
Global macro funds	864	157	(5)	(31)	(266)	719
Multi-strategy funds	1,100	49	112	719	(151)	1,829
Other investment funds	318	16	1	124	—	459
Private equity and debt investments	6,618	264	205	123	—	7,210
Real estate assets	5,701	(1,086)	364	230	—	5,209

Total assets	25,533	1,296	199	2,809	1,088	30,925

Liabilities
Common and preferred stocks	(4)	(1)	—	2	1	(2)
Debt securities	—	—	—	(3)	—	(3)

Total liabilities	(4)	(1)	—	(1)	1	(5)

Derivatives, net	(314)	(8)	(22)	66	390	112

Total net assets	$25,215	$1,287	$177	$2,874	$1,479	$31,032

	Predecessor
	January 1, 2009 Through July 9, 2009
	Balance at January 1, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Balance at July 9, 2009
Assets
Common and preferred stocks	$11	$(2)	$2	$6	$—	$17
Government and agency debt securities	9	3	—	17	—	29
Corporate debt securities	604	172	(47)	15	5	749
Agency mortgage and asset-backed securities	5	—	—	(1)	(1)	3
Non-agency mortgage and asset-backed securities	717	(147)	(16)	9	(19)	544
Group annuity contracts	3,316	(57)	83	51	—	3,393
Investment funds
Equity funds	456	18	—	64	—	538
Fixed income funds	1,427	498	—	254	—	2,179
Funds of hedge funds	3,106	27	—	347	—	3,480
Global macro funds	1,351	(20)	82	(549)	—	864
Multi-strategy funds	1,486	24	6	(416)	—	1,100
Other investment funds	701	(73)	(19)	(281)	(10)	318
Private equity and debt investments	7,564	(1,049)	(64)	167	—	6,618
Real estate assets	7,899	(2,440)	(10)	252	—	5,701

Total assets	28,652	(3,046)	17	(65)	(25)	25,533

Liabilities
Common and preferred stocks	(1)	1	1	(5)	—	(4)

Total liabilities	(1)	1	1	(5)		(4)
Derivatives, net	1,420	(1,469)	(229)	(36)	—	(314)

Total net assets (liabilities)	$30,071	$(4,514)	$(211)	$(106)	$(25)	$25,215

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Trusts Transfers In and/or Out of Level 3

During the year ended December 31, 2010 significant transfers out of Level 3 to Level 2 included government and agency debt securities of $1.3 billion, corporate debt securities of $0.7 billion and non-agency mortgage and asset-backed securities of $0.7 billion. These transfers were primarily the result of improved pricing transparency of these securities, which allowed management to corroborate observable pricing inputs received from independent pricing services.

During the year ended December 31, 2010 investment funds of $0.6 billion were transferred out of Level 3 to Level 2. This resulted from management’s ability to validate certain liquidity and redemption restrictions that permit the Investment Trusts to redeem their interest in these investment funds in the near-term (generally within 90 days) at NAV.

OPEB Plan Assets and Fair Value Measurements

As a result of the December 31, 2009 UAW hourly retiree medical plan settlement, there were no significant OPEB plan assets at December 31, 2010.

The following table summarizes the fair value of OPEB plan assets by asset category (dollars in millions):

	Successor
	Fair Value Measurements at December 31, 2009
	Level 1	Level 2	Level 3	Total U.S. Plan Assets
Direct investments
Cash equivalents and other short-term investments	$—	$28	$—	$28
Investment Funds — Mutual and commingled funds	—	37	—	37
Other	—	—	2	2

Total assets	$—	$65	$2	67

Employee-owned assets				(10)

Net non-security liabilities				(26)

Total OPEB plan assets				$31

The following tables summarize the activity for the OPEB plan assets classified in Level 3 (dollars in millions):

	Successor
	July 10, 2009 Through December 31, 2009
	Balance at July 10, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Balance at December 31, 2009
Common and preferred stocks	$3	$3	$(2)	$(4)	$—	$—
Government and agency debt securities	1	21	4	(248)	222	—
Corporate debt securities	122	51	3	(344)	168	—
Non-agency mortgage and asset-backed securities	18	(29)	(1)	(2)	14	—
Investment funds — Mutual and commingled funds	2,188	154	(17)	(2,315)	(10)	—
Private equity and debt investments	243	36	—	(279)	—	—
Real estate assets	356	(78)	—	(136)	(142)	—
Other	2	—	—	—	—	2

Total OPEB plan assets Level 3	$2,933	$158	$(13)	$(3,328)	$252	$2

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	January 1, 2009 Through July 9, 2009
	Balance at January 1, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Purchases, Sales and Settlements	Transfers into (out of) Level 3	Balance at July 9, 2009
Common and preferred stocks	$—	$(5)	$—	$8	$—	$3
Government and agency debt securities	—	—	—	—	1	1
Corporate debt securities	89	26	(5)	12	—	122
Non-agency mortgage and asset-backed securities	24	—	(1)	(5)	—	18
Investment funds — Mutual and commingled funds	2,403	333	(104)	(272)	(172)	2,188
Private equity and debt investments	245	17	(16)	(3)	—	243
Real estate assets	415	(71)	1	11	—	356
Other	2	—	—	—	—	2

Total OPEB plan assets Level 3	$3,178	$300	$(125)	$(249)	$(171)	$2,933

Significant Concentrations of Risk

The pension plans’ Investment Trusts include investments in certain investment funds, equity, debt and real estate investments and derivative instruments. Some or all of these investments may be illiquid. The investment managers may be unable to quickly liquidate some or all of these investments at an amount close or equal to fair value in order to meet a plan’s liquidity requirements or to respond to specific events such as deterioration in the creditworthiness of any particular issuer or counterparty.

Illiquid investments held in the Investment Trusts are generally long-term investments that complement the long-term nature of pension obligations and are not used to fund benefit payments when currently due. Plan management monitors liquidity risk on an ongoing basis and has procedures in place that are designed to maintain flexibility in addressing plan-specific, broader industry and market liquidity events.

Certain assets held by the Investment Trusts represent investments in group annuity contracts. We entered into group annuity contracts with various life insurance companies to provide pension benefits to certain of our salaried workforce and backed these obligations by high quality fixed income securities. We, as the plans’ sponsor, might be exposed to counterparty risk if any or all of the life insurance companies fail to perform in accordance with the terms and conditions stipulated in the contracts, or any or all of the life insurance companies become insolvent or experience other forms of financial distress. We and the plans might also be exposed to liquidity risk due to the funding obligation that may arise under these contracts. The plans’ management monitors counterparty and liquidity risks on an on-going basis and has procedures in place that are designed to monitor the financial performance of the life insurance companies that are parties to these contracts and maintain flexibility in addressing contract-specific and broader market events.

The pension plans’ Investment Trusts may contain financial instruments denominated in foreign currencies. Consequently, the plans might be exposed to risks that the foreign currency exchange rates might change in a manner that has an adverse effect on the value of the Investment Trusts’ foreign currency denominated assets or liabilities. The Investment Trusts use forward currency contracts to manage foreign currency risk.

The pension plans’ Investment Trusts may invest in fixed income securities for which any change in the relevant interest rates for particular securities might result in an investment manager being unable to secure similar returns upon the maturity or the sale of securities. In addition, changes to prevailing interest rates or changes in expectations of future interest rates might result in an increase or decrease in the fair value of the securities held. The plans’ Investment Trusts may use interest rate swaps and other financial derivative instruments to manage interest rate risk.

Counterparty credit risk is the risk that a counterparty to a financial instrument held by the Investment Trusts will default on its commitment. Counterparty risk is primarily related to over-the-counter derivative instruments used to manage risk exposures related

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to interest rates on long-term debt securities and foreign currency exchange rate fluctuations. The risk of default can be influenced by various factors including macro-economic conditions, market liquidity, fiscal and monetary policies and counterparty-specific characteristics and activities. Certain agreements with counterparties employ set-off, collateral support arrangements and other risk mitigating procedures designed to reduce the net exposure to credit risk in the event of counterparty default. Credit policies and processes are in place to manage concentrations of counterparty risk by seeking to undertake transactions with large well-capitalized counterparties and by monitoring the creditworthiness of these counterparties.

Plan Funding Policy and Contributions

The funding policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable law and regulations or to directly pay benefit payments where appropriate. At December 31, 2010, all legal funding requirements had been met.

The following table summarizes pension contributions to the defined benefit pension plans or direct payments to plan beneficiaries (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
U.S. hourly and salaried	$4,000	$—	$—	$—
Other U.S.	95	31	57	90
Non-U.S.	777	4,287	529	977

Total contributions	$4,872	$4,318	$586	$1,067

Required Pension Funding Obligations

We do not have any required contributions due to our U.S. qualified plans in 2011. The next pension funding valuation to be prepared based on the requirements of the Pension Protection Act (PPA) of 2006 will be as of October 1, 2010. Based on the PPA, we have the option to select a funding interest rate for the valuation based on either the Full Yield Curve method or the 3-Segment method, both of which are considered to be acceptable methods. A hypothetical funding valuation at December 31, 2010, using the 3-Segment rate at May 31, 2010 for the funding plan year beginning October 1, 2010 and assuming the December 31, 2010 Full Yield Curve funding interest rate for all future funding valuations projects contributions of $2.3 billion, and $1.2 billion in 2015 and 2016. Alternatively, a hypothetical funding valuation at December 31, 2010 using the 3-Segment rate at May 31, 2010 for the funding plan year beginning October 1, 2010 and assuming the December 31, 2010 3-Segment interest rate for all future funding valuations projects contributions of $0.3 billion in 2016. In both cases, we have assumed that the pension plans earn the expected return of 8.0%. In addition to the discount rate and return on assets, the pension contributions could be affected by various other factors including the effect of any legislative changes. We are evaluating whether we will make additional voluntary contributions in 2011.

In July 2009 $862 million was deposited into an escrow account pursuant to an agreement among Old GM, EDC and an escrow agent. In July 2009 we subscribed for additional common shares in GMCL and paid the subscription price in cash. As required under certain agreements among GMCL, EDC, and an escrow agent, $3.6 billion of the subscription price was deposited into an escrow account to fund certain of GMCL’s pension plans and HCT obligations pending completion of certain preconditions. In September 2009 GMCL contributed $3.0 billion to the Canadian hourly defined benefit pension plan and $651 million to the Canadian salaried defined benefit pension plan, of which $2.7 billion was funded from the escrow account. In accordance with the terms of the escrow agreement, $903 million was released from the escrow account to us in September 2009. At December 31, 2010 $1.0 billion remained in the escrow account.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OPEB Contributions

The following table summarizes contributions (withdrawals) to the U.S. OPEB plans (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008 (a)
Employer contributions (withdrawals)	$651	$1,528	$1,947	$(1,356)
Plan participants’ contributions.	53	172	169	401

Total contributions (withdrawals)	$704	$1,700	$2,116	$(955)

(a)	Both the U.S. non-UAW hourly and salaried VEBAs were effectively liquidated by December 31, 2008 resulting in withdrawals from plan assets.

Benefit Payments

The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service, but does not reflect the effect of the 2009 CAW Agreement which provides for our independent HCT (dollars in millions):

	Successor
	Years Ended December 31,
	Pension Benefits (a)		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans (b)	Non-U.S. Plans
2011	$8,765	$1,460	$451	$189
2012	$8,463	$1,461	$427	$199
2013	$8,186	$1,480	$407	$209
2014	$7,999	$1,513	$391	$220
2015	$7,855	$1,534	$379	$231
2016-2020	$36,033	$7,889	$1,796	$1,287

(a)	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our cash and cash equivalents.

(b)	Benefit payments presented in this table reflect the effect of the implementation of the 2009 UAW Retiree Settlement Agreement which releases us from UAW retiree healthcare claims incurred after December 31, 2009.

Note 21. Derivative Financial Instruments and Risk Management

Automotive

Derivatives and Hedge Accounting

We are party to a variety of foreign currency exchange rate and commodity derivative contracts entered into in connection with the management of exposure to fluctuations in foreign currency exchange rates and certain commodity prices.

Our derivative instruments consist of derivative contracts or economic hedges, including forward contracts and options that we acquired from Old GM or purchased directly from counterparties. At December 31, 2010 and 2009 no outstanding derivative contracts were designated in hedging relationships other than those derivative contracts designated in a hedging relationship by GM Financial.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to Note 24 for additional information on the fair value measurements of our derivative instruments. Refer to Note 4 for additional information on our derivatives accounting policy.

Counterparty Credit Risk

Derivative financial instruments contain an element of credit risk attributable to the counterparties’ ability to meet the terms of the agreements. Since August 2010 we executed new agreements with counterparties that will require, under certain circumstances, that the counterparty post collateral with us for net asset positions. At December 31, 2010 we held collateral of $74 million from counterparties and recorded the related obligation in Accrued liabilities. The maximum amount of loss due to credit risk that we would incur if the counterparties to the derivative instruments failed completely to perform according to the terms of the contract was $143 million at December 31, 2010. Agreements are entered into with counterparties that allow the set-off of certain exposures in order to manage the risk. At December 31, 2010 the total net derivative asset position for all counterparties with which we were in a net asset position, less the collateral we held, was $108 million.

At December 31, 2010 a majority of all derivative counterparty exposures were with counterparties that were rated A or higher.

Credit Risk Related Contingent Features

Certain of our agreements with counterparties require that we provide cash collateral for net liability positions that we may have with such counterparty. At December 31, 2010 no collateral was posted related to derivative instruments, and we did not have any agreements with counterparties to derivative instruments containing covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that such covenants are violated.

Fair Value of Derivatives

The following table summarizes the fair value of our derivative instruments (dollars in millions):

	Successor
	December 31, 2010		December 31, 2009
	Asset Derivatives (a)(b)	Liability Derivatives (c)(d)	Asset Derivatives (a)(b)	Liability Derivatives (c)(d)
Derivative Instruments
Current Portion
Foreign currency exchange	$80	$113	$104	$568
Commodity	93	2	11	—

Total current portion	$173	$115	$115	$568

Non-Current Portion
Foreign currency exchange	$—	$—	$19	$146
Commodity	—	7	—	—
Warrants	44	—	25	—

Total non-current portion	$44	$7	$44	$146

(a)	Current portion recorded in Other current assets and deferred income taxes

(b)	Non-current portion recorded in Other assets.

(c)	Current portion recorded in Accrued liabilities.

(d)	Non-current portion recorded in Other liabilities and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and (Losses) on Derivatives

The following table summarizes derivative gains and (losses) recorded in earnings (dollars in millions):

	Successor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009
Foreign Currency Exchange Derivatives
Interest income and other non-operating income, net	$82	$279
Interest Rate Swap Derivatives
Automotive interest expense	—	(1)
Commodity Derivatives
Interest income and other non-operating income, net	(33)	—
Warrants
Interest income and other non-operating income, net	19	—

Total gains (losses) recorded in earnings	$68	$278

Commodity Notionals

The following table summarizes the notional amounts of our commodity derivative contracts (units in thousands):

	Units	Successor
Commodity		December 31, 2010	December 31, 2009
Aluminum and aluminum alloy	Metric tons	448	39
Copper	Metric tons	44	4
Lead	Metric tons	69	7
Heating oil	Gallons	125,160	10,797
Natural gas	MMBTU	—	1,355
Natural gas	Gigajoules	—	150
Palladium	Troy ounce	444	—
Platinum	Troy ounce	91	—
Electricity (embedded derivative)	MWh	1,304	—

Foreign Currency Exchange Notionals

The following table summarizes the total notional amounts of our foreign currency exchange derivatives (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Foreign currency exchange derivatives	$5,910	$6,333
Embedded foreign currency exchange derivatives	$1,421	$—

In 2010 we entered into a long-term supply agreement which provides for pricing to be partially denominated in a currency other than the functional currency of the parties to the contract. This pricing feature was determined to be an embedded derivative which we have bifurcated for valuation and accounting purposes. The fair value of this embedded derivative was insignificant as of December 31, 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Derivatives

In September 2009 in connection with an agreement with American Axle, we received warrants to purchase 4 million shares of American Axle common stock exercisable at $2.76 per share. Gains and losses related to these warrants were recorded in Interest income and other non-operating income, net. At December 31, 2010 the fair value of these warrants was $44 million. In February 2011 we exercised the warrants and sold the shares and received proceeds of $48 million.

In connection with our investment in New Delphi, which we account for using the equity method, we record our share of New Delphi’s Other comprehensive income (loss) in Accumulated other comprehensive income (loss). In the years ended December 31, 2010 and 2009 we recorded cash flow hedge losses of $22 million and $1 million related to our share of New Delphi’s hedging losses.

Automotive Financing

GM Financial is exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on its credit facilities and on certain securitization notes payable.

The effect of derivative instruments on earnings and Accumulated other comprehensive income was insignificant for the three months ended December 31, 2010.

The following table summarizes interest rate swaps, caps and foreign currency exchange derivatives (dollars in millions):

	Successor
	December 31, 2010
	Notional	Fair Value
Assets (a)
Interest rate swaps	$1,227	$23
Interest rate caps	946	8

Total assets	$2,173	$31

Liabilities (b)
Interest rate swaps	$1,227	$47
Interest rate caps	832	8
Foreign currency exchange (c)	49	2

Total liabilities	$2,108	$57

(a)	Recorded in GM Financial Other assets.

(b)	Recorded in GM Financial Other liabilities.

(c)	Notional has been translated from Canadian dollars to U.S. dollars at the December 31, 2010 rate.

Credit Risk Related Contingent Features

Under the terms of our derivative financial instruments, GM Financial is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. As of December 31, 2010, these restricted cash accounts totaled $33 million and are included in GM Financial Restricted cash.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Old GM

Derivatives and Hedge Accounting

Derivatives Not Designated for Hedge Accounting

Old GM previously entered into a variety of foreign currency exchange, interest rate and commodity forward contracts and options to maintain a desired level of exposure arising from market risks resulting from changes in foreign currency exchange rates, interest rates and certain commodity prices.

In May 2009 Old GM reached agreements with certain of the counterparties to its derivative contracts to terminate the derivative contracts prior to stated maturity. Commodity, foreign currency exchange and interest rate forward contracts were settled for cash of $631 million, resulting in a loss of $537 million. The loss was recorded in Automotive sales, Automotive cost of sales and Automotive interest expense in the amounts of $22 million, $457 million and $58 million.

When an exposure economically hedged with a derivative contract was no longer forecasted to occur, in some cases a new derivative instrument was entered into to offset the exposure related to the existing derivative instrument. In some cases, counterparties were unwilling to enter into offsetting derivative instruments and, as such, there was exposure to future changes in the fair value of these derivatives with no underlying exposure to offset this risk.

The following table summarizes gains and (losses) recorded for derivatives originally entered into to hedge exposures that subsequently became probable not to occur (dollars in millions):

Predecessor
January 1, 2009 Through July 9, 2009
Interest income and other non-operating income, net	$91

Gains and (Losses) on Derivatives

The following table summarizes derivative gains and (losses) recorded in earnings (dollars in millions):

Predecessor
January 1, 2009 Through July 9, 2009
Foreign Currency Exchange Derivatives
Automotive sales	$(688)
Automotive cost of sales	(211)
Interest income and other non-operating income, net	91
Interest Rate Swap Derivatives
Automotive interest expense	(38)
Commodity Derivatives
Automotive cost of sales	(332)
Warrants
Interest income and other non-operating income, net	164

Total gains (losses) recorded in earnings	$(1,014)

In connection with the UST Loan Agreement, Old GM granted warrants to the UST for 122 million shares of its common stock exercisable at $3.57 per share. Old GM recorded the warrants as a liability and recorded gains and losses related to this derivative in Interest income and other non-operating income, net. In connection with the 363 Sale, the UST returned the warrants and they were cancelled.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

Old GM previously designated certain financial instruments as cash flow hedges to manage its exposure to certain foreign currency exchange risks. For foreign currency transactions, Old GM typically hedged forecasted exposures for up to three years in the future. For foreign currency exposure on long-term debt, Old GM typically hedged exposures for the life of the debt.

On October 1, 2008 Old GM ceased hedge accounting treatment for derivatives that were previously designated as qualifying cash flow hedges. Subsequent to that date Old GM recorded gains and losses arising from changes in the fair value of the derivative instruments in earnings, resulting in a net gain of $157 million in the three months ended December 31, 2008. This gain was recorded in Automotive sales and Automotive cost of sales in the amounts of $127 million and $30 million.

The following table summarizes financial statement classification and amounts reclassified from Accumulated other comprehensive income (loss) into earnings related to effective cash flow hedging relationships (dollars in millions):

	Predecessor
	Gain (Loss) Reclassified	Gain (Loss) Reclassified
	January 1, 2009 Through July, 9, 2009	Year Ended December 31, 2008
Automotive sales	$(351)	$198
Automotive cost of sales	19	205
Reorganization gains, net	247	—

Total gains (losses) reclassified from accumulated other comprehensive income (loss)	$(85)	$403

Hedge ineffectiveness related to instruments designated as cash flow hedges was insignificant in the year ended December 31, 2008.

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

The following table summarizes gains and (losses) that were reclassified from Accumulated other comprehensive income (loss) for cash flow hedges associated with previously forecasted transactions that subsequently became probable not to occur (dollars in millions):

Predecessor
Gain (Loss) Reclassified
January 1, 2009 Through July 9, 2009
Automotive sales	$(182)
Reorganization gains, net	247

Total gains (losses) reclassified from accumulated other comprehensive income (loss)	$65

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Change in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the net change in Accumulated other comprehensive income (loss) related to cash flow hedging activities (dollars in millions):

	Predecessor
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Beginning net unrealized gain (loss) on derivatives	$(490)	$321
Change in fair value	—	(1,054)
Reclassification to earnings	99	243

Ending net unrealized gain (loss) on derivatives	$(391)	$(490)

In connection with our application of fresh-start reporting, the remaining previously deferred cash flow hedging gains and losses of $391 million in Accumulated other comprehensive income (loss) were adjusted to $0 at July 10, 2009.

Fair Value Hedges

Old GM previously used interest rate swaps designated as fair value hedges to manage certain of its exposures associated with its borrowings. Old GM hedged its exposures to the maturity date of the underlying interest rate exposure.

Gains and losses on derivatives designated and qualifying as fair value hedges, as well as the offsetting gains and losses on the debt attributable to the hedged interest rate risk, were recorded in Automotive interest expense to the extent the hedge was effective. The gains and losses related to the hedged interest rate risk were recorded as an adjustment to the carrying amount of the debt. Previously recorded adjustments to the carrying amount of the debt were amortized to Automotive interest expense over the remaining debt term. In the period January 1, 2009 through July 9, 2009 Old GM amortized an insignificant amount of previously deferred fair value hedge gains and losses to Automotive interest expense. Old GM recorded no hedging ineffectiveness in the year ended December 31, 2008.

On October 1, 2008 Old GM ceased hedge accounting treatment for derivatives that were previously designated as qualifying fair value hedges. Subsequent to this date Old GM recorded gains and losses arising from changes in the fair value of the derivative instruments in earnings, resulting in a net gain of $279 million recorded in Automotive interest expense in the three months ended December 31, 2008.

In connection with the Chapter 11 Proceedings, at June 1, 2009 Old GM had basis adjustments of $18 million to the carrying amount of debt that ceased to be amortized to Automotive interest expense. At June 1, 2009 the debt related to these basis adjustments was classified as Liabilities subject to compromise and no longer subject to interest accruals or amortization. We did not assume this debt from Old GM in connection with the 363 Sale.

Net Investment Hedges

Old GM was subject to foreign currency exposure related to net investments in certain foreign operations and used foreign currency denominated debt to hedge this exposure. For nonderivative instruments that were designated as, and qualified as, a hedge of a net investment in a foreign operation, the effective portion of the unrealized and realized gains and losses were recorded as a Foreign currency translation adjustment in Accumulated other comprehensive income (loss). In connection with the 363 Sale, MLC retained the foreign currency denominated debt and it ceased to operate as a hedge of net investments in foreign operations. In connection with our application of fresh-start reporting, the effective portions of unrealized gains and losses previously recorded to Accumulated other comprehensive income (loss) were adjusted to $0 at July 10, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the gains related to net investment hedges recorded as a Foreign currency translation adjustment in Accumulated other comprehensive income (loss) (dollars in millions):

	Predecessor
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Effective portion of net investment hedges	$5	$106

Derivatives Not Meeting a Scope Exception from Fair Value Accounting

Old GM previously entered into purchase contracts that were accounted for as derivatives with changes in fair value recorded in Automotive cost of sales, as these contracts did not qualify for the normal purchases and normal sales scope exception in ASC 815, “Derivatives and Hedging.” Certain of these contracts were terminated in the period January 1, 2009 through July 9, 2009. MLC retained the remainder of these purchase contracts in connection with the 363 Sale.

Note 22. Commitments and Contingencies

Consolidated

The following tables summarize information related to commitments and contingencies (dollars in millions):

	Successor
	December 31, 2010		December 31, 2009
	Liability Recorded	Maximum Liability (a)	Liability Recorded	Maximum Liability (a)
Guarantees (b)
Operating lease residual values	$7	$59	$—	$79
Ally Financial commercial loans (c)	$—	$17	$2	$167
Supplier commitments and other obligations	$—	$63	$3	$218
Other product-related claims	$50	$442	$54	$553

(a)	Calculated as future undiscounted payments.

(b)	Excludes residual support and risk sharing programs and vehicle repurchase obligations related to Ally Financial.

(c)	At December 31, 2009 includes $127 million related to a guarantee provided to Ally Financial in Brazil in connection with dealer floor plan financing. This guarantee is collateralized by an interest in certificates of deposit of $127 million purchased from Ally Financial to which we have title and which were recorded in Restricted cash and marketable securities. The purchase of the certificates of deposit was funded in part by contributions from dealers for which we had recorded a corresponding deposit liability of $104 million, which was recorded in Other liabilities. In the year ended December 31, 2010 this guarantee was terminated.

	Successor
	December 31, 2010	December 31, 2009
	Liability Recorded	Liability Recorded
Credit card programs (a)
Redemption liability (b)	$167	$140
Deferred revenue(c)	$408	$464
Environmental liability (d)	$195	$190
Product liability	$365	$319
Liability related to contingently issuable shares	$—	$162
Other litigation-related liability and tax administrative matters (e)	$1,471	$1,192

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	At December 31, 2010 and 2009 qualified cardholders had rebates available, net of deferred program revenue, of $2.8 billion and $3.1 billion.

(b)	Redemption liabilities are recorded in Accrued liabilities.

(c)	Deferred revenue is recorded in Other liabilities and deferred income taxes. At December 31, 2010 and 2009 deferred revenue includes an unfavorable contract liability recorded in applying fresh-start reporting at July 10, 2009.

(d)	Includes $45 million and $28 million recorded in Accrued liabilities at December 31, 2010 and 2009, and the remainder was recorded in Other liabilities and deferred income taxes.

(e)	Consists primarily of tax related litigation not recorded pursuant to ASC 740 as well as various non-U.S. labor related matters.

Guarantees

We have provided guarantees related to the residual value of certain operating leases. These guarantees terminate in years ranging from 2011 to 2035. Certain leases contain renewal options.

We have agreements with third parties that guarantee the fulfillment of certain suppliers’ commitments and other obligations. These guarantees expire in years ranging from 2011 to 2015, or upon the occurrence of specific events.

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered.

We also provide payment guarantees on commercial loans made by Ally Financial and outstanding with certain third parties, such as dealers or rental car companies. These guarantees either expire in years ranging from 2012 to 2029 or are ongoing. We determined the value ascribed to the guarantees to be insignificant based on the credit worthiness of the third parties. Refer to Note 32 for additional information on guarantees that we provide to Ally Financial.

In connection with certain divestitures of assets or operating businesses, we have entered into agreements indemnifying certain buyers and other parties with respect to environmental conditions pertaining to real property we owned. We have provided guarantees with respect to benefits to be paid to former employees of divested businesses relating to pensions, postretirement healthcare and life insurance. We periodically enter into agreements that incorporate indemnification provisions in the normal course of business. It is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. No amounts have been recorded for such obligations as they are not probable or estimable at this time, and the fair value of the guarantees at issuance was insignificant.

In addition to the guarantees and indemnifying agreements mentioned previously, we periodically enter into agreements that incorporate indemnification provisions in the normal course of business. Due to the nature of these agreements, the maximum potential amount of future undiscounted payments to which we may be exposed cannot be estimated. No amounts have been recorded for such indemnities as our obligations under them are not probable or estimable at this time, and the fair value of the guarantees at issuance was insignificant.

In addition to the guarantees and indemnifying agreements previously discussed, we indemnify dealers for certain product liability related claims as subsequently discussed.

With respect to other product-related claims involving products manufactured by certain joint ventures, we believe that costs incurred are adequately covered by recorded accruals. These guarantees expire in 2020.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The future effect of environmental matters, including potential liabilities, is often difficult to estimate. An environmental reserve is recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. This practice is followed whether the claims are asserted or unasserted. Liabilities have been recorded for the expected costs to be paid over the periods of remediation for the applicable sites, which typically range from 5 to 30 years.

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Accordingly, it is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition and results of operations. At December 31, 2010 we estimate the remediation losses could range from $150 million to $370 million.

Product Liability

With respect to product liability claims involving our and Old GM’s products, it is believed that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess insurance coverage. Although punitive damages are claimed in some of these lawsuits, and such claims are inherently unpredictable, accruals incorporate historic experience with these types of claims. Liabilities have been recorded for the expected cost of all known product liability claims plus an estimate of the expected cost for all product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. These amounts were recorded in Accrued liabilities and exclude Old GM’s asbestos claims, which are discussed separately.

In accordance with our assumption of dealer sales and service agreements, we indemnify dealers for certain product liability related claims. Our experience related to dealer indemnification obligations where we are not a party arising from incidents prior to July 10, 2009 is limited. We monitor actual claims experience for consistency with this estimate and make periodic adjustments as appropriate. Since July 10, 2009, the volume of product liability claims against us has been less than projected. In addition, as of this time due to the relatively short period for which we have been directly responsible for such claims, we have fewer pending matters than Old GM had in the past and than we expect in the future. Based on both management judgments concerning the projected number and value of both dealer indemnification obligations and product liability claims against us, we have estimated the associated liability. We have lowered our overall product liability estimate for dealer indemnifications and our exposure in the year ended December 31, 2010 resulting in a $132 million favorable adjustment driven primarily by a lower than expected volume of claims. We expect our product liability reserve to rise in future periods as new claims arise from incidents subsequent to July 9, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liability Related to Contingently Issuable Shares

We are obligated to issue Adjustment Shares of our common stock to MLC in the event that allowed general unsecured claims against MLC, as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions). The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum number of Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. In the period July 10, 2009 to December 31, 2009 we determined that it was probable that general unsecured claims allowed against MLC would ultimately exceed $35.0 billion by at least $2.0 billion. In that circumstance, we would have been required to issue 8.6 million Adjustment Shares to MLC as an adjustment to the purchase price. At December 31, 2009 we recorded a liability of $162 million included in Accrued liabilities. In the year ended December 31, 2010 the liability was adjusted quarterly based on available information. Based on information which became available in the three months ended December 31, 2010, we concluded it was no longer probable that general unsecured claims would exceed $35.0 billion, and we reversed to income our previously recorded liability of $231 million for the contingently issuable Adjustment Shares which is recorded in Interest income and other non-operating income, net. We believe it is reasonably possible that general unsecured claims allowed against MLC will range between $32.5 billion and $36.0 billion.

Other Litigation-Related Liability and Tax Administrative Matters

Various legal actions, governmental investigations, claims and proceedings are pending against us or MLC including a number of shareholder class actions, bondholder class actions and class actions under ERISA and other matters arising out of alleged product defects, including asbestos-related claims; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; tax-related matters not recorded pursuant to ASC 740 and environmental matters.

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which it is believed that losses are probable and can be reasonably estimated, the majority of which are associated with tax-related matters not recorded pursuant to ASC 740 as well as various non-U.S. labor-related matters. Tax related matters not recorded pursuant to ASC 740 (indirect tax-related matters) are items being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance, and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow; such escrow deposits may range from $560 million to $760 million. Some of the matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2010. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

Commencing on or about September 29, 2010, current and former hourly employees of GM Daewoo, our majority-owned affiliate in the Republic of Korea, filed six separate group actions in the Incheon District Court in Incheon, Korea. The cases allege that GM Daewoo failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. Similar cases have been brought against other large employers in the Republic of Korea. At December 31, 2010 GM Daewoo accrued 122 billion Korean Won (equivalent to $110 million) in connection with these cases (70% of which was recorded in Net income attributable to stockholders, based on our ownership interest in GM Daewoo). The current estimate of the value of plaintiffs’ claim, if allowed in full, exceeds the accrual by 395 billion Korean Won (equivalent to $344 million). GM Daewoo believes the claims in excess of the accrual are without merit but, given the inherent uncertainties of the litigation process and further

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertainties arising because this litigation is at its earliest stages, this amount represents the high end of the range of reasonably possible liability exposure. Both the scope of claims asserted and GM Daewoo’s assessment of any or all of individual claim elements may change. This accrual is included in the reserves for non-U.S. labor-related matters.

In July 2008 Old GM reached a tentative settlement of the General Motors Securities Litigation suit and recorded an additional charge of $277 million, of which $139 million was paid in the year ended December 31, 2008. Also in the year ended December 31, 2008, Old GM recorded $215 million as a reduction to Automotive selling, general and administrative expense associated with insurance-related indemnification proceeds for previously recorded litigation related costs, including the cost incurred to settle the General Motors Securities Litigation suit.

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan, agreed to with European labor representatives, we have committed to achieve specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we fail to accomplish the requirements set out under the agreement, we will be required to pay certain amounts up to Euro 265 million for each of those years, and/or interest on those amounts, to our employees. Certain inventory with a carrying amount of $193 million at December 31, 2010 was pledged as collateral under the agreement. Management has the intent and believes it has the ability to meet the requirements under the agreement.

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

Recording conditional asset retirement obligations results in increased fixed asset balances with a corresponding increase to liabilities. Asset balances, net of accumulated depreciation, of $36 million and $53 million at December 31, 2010 and 2009 are recorded in Property, net, while the related liabilities are included in Other liabilities. The following table summarizes the activity related to asset retirement obligations (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Beginning balance	$102	$97	$237
Accretion expense	6	4	12
Liabilities incurred	6	21	5
Liabilities settled or disposed	(12)	(9)	(2)
Effect of foreign currency translation	2	3	5
Revisions to estimates	(1)	(14)	1
Reclassified to liabilities subject to compromise (a)	—	—	(121)

Ending balance	103	102	137
Effect of application of fresh-start reporting	—	—	(40)

Ending balance including effect of application of fresh-start reporting	$103	$102	$97

(a)	Represents the asset retirement obligations associated with assets MLC retained.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncancelable Operating Leases

The following table summarizes our minimum commitments under noncancelable operating leases having remaining terms in excess of one year, primarily for property (dollars in millions):

	2011	2012	2013	2014	2015	2016 and after
Minimum commitments (a)	$520	$406	$318	$266	$232	$851
Sublease income	(60)	(60)	(55)	(51)	(46)	(359)

Net minimum commitments	$460	$346	$263	$215	$186	$492

(a)	Certain of the leases contain escalation clauses and renewal or purchase options.

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Rental expense under operating leases	$604	$255	$369	$934

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

Old GM reviewed a number of factors, including the analyses provided by the firm specializing in estimating asbestos claims in order to determine a reasonable estimate of the probable liability for pending and future asbestos-related claims projected to be asserted over the subsequent 10 years, including legal defense costs. Old GM monitored actual claims experience for consistency with this estimate and made periodic adjustments as appropriate. Old GM recorded asbestos-related expenses of $18 million and $51 million in the period January 1, 2009 through July 9, 2009 and the year ended December 31, 2008.

Delphi Corporation

Benefit Guarantee

In 1999, Old GM spun-off Delphi Automotive Systems Corporation, which became Delphi. Prior to the consummation of the DMDA, Delphi was our and Old GM’s largest supplier of automotive systems, components and parts, and we and Old GM were Delphi’s largest customer. From 2005 to 2008 Old GM’s annual purchases from Delphi ranged from approximately $6.5 billion to approximately $10.2 billion. At the time of the spin-off, employees of Delphi Automotive Systems Corporation became employees of Delphi. As part of the separation agreements, Delphi assumed the pension and other postretirement benefit obligations for the transferred U.S. hourly employees who retired after January 1, 2000 and Old GM retained pension and other postretirement obligations for U.S. hourly employees who retired on or before January 1, 2000. Additionally at the time of the spin-off, Old GM entered into the Delphi Benefit Guarantee Agreements with the UAW, the IUE-CWA and the USW providing contingent benefit guarantees whereby, under certain conditions, Old GM would make payments for certain pension and OPEB benefits to certain former

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. hourly employees that became employees of Delphi. The Delphi Benefit Guarantee Agreements provided, in general, that in the event that Delphi or its successor companies ceased doing business, terminated its pension plan or ceased to provide credited service or OPEB benefits at certain levels due to financial distress, Old GM could be liable to provide the corresponding benefits at the required level. With respect to pension benefits, the guarantee arises only to the extent the pension benefits Delphi and the PBGC provided fall short of the guaranteed amount.

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

•	Reimburse Delphi for the normal cost of credited service in Delphi’s pension plan between January 1, 2007 and the date its pension plans are frozen;

•	First hourly pension transfer — Transfer net liabilities of $2.1 billion from the Delphi Hourly Rate Plan (Delphi HRP) to Old GM’s U.S. hourly pension plan in September 2008;

•	Second hourly pension transfer — Transfer the remaining Delphi HRP net liabilities upon Delphi’s substantial consummation of its plan of reorganization (POR) subject to certain conditions being met;

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

As a result of the September 2008 implementation of the Delphi-GM Settlement Agreements Old GM paid $1.0 billion and $1.4 billion to Delphi in the period January 1, 2009 through July 9, 2009 and the year ended December 31, 2008 in settlement of amounts accrued to date against Old GM commitments. We paid $288 million in 2009 prior to the consummation of the DMDA in settlement of amounts accrued to date against our commitments.

Upon consummation of the DMDA, the MRA was terminated with limited exceptions, and we and Delphi waived all claims against each other under the GSA.

IUE-CWA and USW Settlement Agreement

As more fully discussed in Note 20, in September 2009 we entered into a settlement agreement with MLC, the IUE-CWA and the USW that resolved the Delphi Benefit Guarantee Agreements with these unions. The settlement agreement provides for a measure of retiree healthcare and life insurance to be provided to certain retirees represented by these unions. The agreement also provides certain IUE-CWA and USW retirees from Delphi a pension “top up” equal to the difference between the amount of PBGC pension payments and the amount of pension benefits that otherwise would have been paid by the Delphi HRP according to its terms had it not been terminated. Further, the settlement agreement provided certain current employees of Delphi or Delphi divested units up to seven years credited service in Old GM’s U.S. hourly defined benefit pension plan, commencing November 30, 2008, the date that Delphi froze the Delphi HRP. The agreement was approved by the Bankruptcy Court in November 2009.

Advance Agreements

In the period January 1, 2009 to July 9, 2009 and the year ended December 31, 2008 Old GM entered into various agreements and amendments to such agreements to advance a maximum of $950 million to Delphi, subject to Delphi’s continued satisfaction of certain conditions and milestones. Through the consummation of the DMDA, we entered into further amendments to the agreements, primarily to extend the deadline for Delphi to satisfy certain milestones, which if not met, would have prevented Delphi from continued access to the credit facility. At October 6, 2009 $550 million had been advanced under the credit facility. Upon consummation of the DMDA, we waived our rights to the advanced amounts that became consideration to Delphi and other parties under the DMDA. Refer to Note 5 for additional information on the consummation of the DMDA.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Delphi Charges

The following table summarizes charges that have been recorded with respect to the various agreements with Delphi (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Other automotive expenses, net	$8	$184	$4,797
Automotive cost of sales	193	142	555
Reorganization gains, net	—	662	—

Total Delphi charges	$201	$988	$5,352

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

domestic facilities and the investment in New Delphi over the cash consideration paid under the DMDA. Refer to Note 5 for additional information on the total consideration paid under the DMDA and the allocation of such consideration to the various units of account.

The charges recorded in the year ended December 31, 2008 primarily related to estimated losses associated with the guarantee of Delphi’s hourly pension plans and the write off of any estimated recoveries from Delphi. The charges also reflected a benefit of $622 million due to a reduction in the estimated liability associated with Delphi OPEB related costs for Delphi active employees and retirees, based on the terms of the New VEBA, who were not previously participants in Old GM’s plans. The terms of the New VEBA also reduced Old GM’s OPEB obligation for Delphi employees who returned to Old GM and became participants in the UAW hourly medical plan primarily in 2006. Such benefit is included in the actuarial gain recorded in our UAW hourly medical plan. Refer to Note 22 for additional information on the Delphi benefit plans.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23. Income Taxes

Consolidated

The following table summarizes Income (loss) before income taxes and equity income (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
U.S. income (loss)	$2,648	$(6,647)	$105,420	$(26,742)
Non-U.S. income (loss)	3,089	1,364	2,356	(2,729)

Income (loss) before income taxes and equity income	$5,737	$(5,283)	$107,776	$(29,471)

Provision (Benefit) for Income Taxes

The following table summarizes the provision (benefit) for income taxes (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Current income tax expense (benefit)
U.S. federal	$(10)	$7	$(60)	$(31)
Non-U.S.	441	421	(522)	668
U.S. state and local	(1)	(1)	16	(34)

Total current	430	427	(566)	603

Deferred income tax expense (benefit)
U.S. federal	(25)	(1,204)	110	(163)
Non-U.S.	259	(52)	(716)	1,175
U.S. state and local	8	(171)	6	151

Total deferred	242	(1,427)	(600)	1,163

Total income tax expense (benefit)	$672	$(1,000)	$(1,166)	$1,766

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns.

The following table summarizes the cash paid (received) for income taxes (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Cash paid (received) for income taxes	$357	$(65)	$(1,011)	$718

Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of our and Old GM’s share of basis differences in investments in foreign subsidiaries and corporate joint ventures not deemed to be permanently reinvested. Taxes have not been provided on basis differences in investments in foreign subsidiaries and corporate joint ventures which are deemed permanently reinvested of $6.9 billion and $5.5 billion at December 31, 2010 and 2009. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes a reconciliation of the provision (benefit) for income taxes compared with the amounts at the U.S. federal statutory rate (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Tax at U.S. federal statutory income tax rate	$2,008	$(1,849)	$37,721	$(10,315)
State and local tax expense	334	(559)	(260)	(1,151)
Foreign income taxed at other than 35%	1,579	64	(119)	1,229
Taxes on unremitted earnings of subsidiaries	(10)	(151)	(12)	(235)
Change in valuation allowance	(2,903)	1,338	6,609	13,064
Change in statutory tax rates	—	163	1	151
Research and development incentives	(235)	(14)	(113)	(367)
Medicare prescription drug benefit	—	—	18	(104)
Settlements of prior year tax matters	(170)	—	—	—
VEBA contribution	—	(328)	—	—
Non-taxable reorganization gain	—	—	(45,564)	—
Foreign currency remeasurement	143	340	207	(608)
Other adjustments	(74)	(4)	346	102

Total income tax expense (benefit)	$672	$(1,000)	$(1,166)	$1,766

Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities at December 31, 2010 and 2009 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets (liabilities) (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Deferred tax assets
Postretirement benefits other than pensions	$3,884	$5,231
Pension and other employee benefit plans	7,127	8,951
Warranties, dealer and customer allowances, claims and discounts	4,276	4,255
Property, plants and equipment	2,275	3,333
Capitalized research expenditures	5,033	4,693
Tax carryforwards	20,109	18,880
Miscellaneous U.S.	2,387	2,693
Miscellaneous non-U.S.	357	1,049

Total deferred tax assets before valuation allowances	45,448	49,085
Less: Valuation allowances	(42,979)	(45,281)

Net deferred tax assets	2,469	3,804
Deferred tax liabilities
Intangible assets	2,609	3,642

Total deferred tax liabilities	2,609	3,642

Net deferred tax assets (liabilities)	$(140)	$162

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes deferred tax assets (liabilities) (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Current deferred tax assets	$782	$462
Current deferred tax liabilities	(23)	(57)
Non-current deferred tax assets	308	564
Non-current deferred tax liabilities	(1,207)	(807)

Net deferred tax assets (liabilities)	$(140)	$162

The following table summarizes the amount and expiration dates of our operating loss and tax credit carryforwards at December 31, 2010 (dollars in millions):

	Successor
	Expiration Dates	Amounts
U.S. federal and state loss carryforwards	2011-2030	$11,050
Non-U.S. loss and tax credit carryforwards	Indefinite	1,088
Non-U.S. loss and tax credit carryforwards	2011-2030	4,173
U.S. alternative minimum tax credit	Indefinite	699
U.S. general business credits (a)	2011-2030	1,956
U.S. foreign tax credits	2011-2018	1,143

Total loss and tax credit carryforwards		$20,109

(a)	The general business credits are principally composed of research and experimentation credits.

Valuation Allowances

The valuation allowances recognized relate to certain net deferred tax assets in U.S. and non-U.S. jurisdictions. The following table summarizes the change in the valuation allowance (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Beginning balance	$45,281	$42,666	$59,777	$42,208
Additions (Reversals)
U.S.	(2,196)	2,226	(14,474)	14,146
Canada	63	405	(802)	759
Germany	(139)	67	(792)	140
Spain	378	(40)	(200)	1,109
Brazil	1	1	(442)	(135)
South Korea	(121)	(221)	321	724
Australia	(39)	7	190	340
U.K.	(121)	109	62	330
Sweden	(58)	33	(1,057)	(58)
Other	(70)	28	83	214

Ending balance	$42,979	$45,281	$42,666	$59,777

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2009 Old GM recorded adjustments resulting in a net decrease in valuation allowances of $20.7 billion as a result of the 363 Sale and fresh-start reporting. The net decrease primarily resulted from U.S. federal and state tax attribute reduction of $12.2 billion related to debt cancellation income, a net difference of $5.5 billion between fresh-start reporting and historical U.S. GAAP bases of assets and liabilities at entities with valuation allowances, net valuation allowances of $1.7 billion associated with assets and liabilities retained by Old GM, a foreign tax attribute reduction of $0.9 billion and release of valuation allowances of $0.7 billion. After the deconsolidation of our Saab unit in February 2009, corresponding deferred taxes and valuation allowances in Sweden were no longer recorded in Old GM financial statements.

Old GM established or released the following significant valuation allowances for jurisdictions not on a full valuation allowance throughout the applicable period (dollars in millions):

	Predecessor
Jurisdiction(s)	Valuation Allowance Charge/(Release)	Period Ended
Brazil	$(465)	July 9, 2009
Various non-U.S.	$(286)	July 9, 2009
South Korea	$725	December 31, 2008
Various non-U.S.	$329	December 31, 2008
Australia	$284	December 31, 2008
Texas	$152	December 31, 2008
Spain	$206	March 31, 2008
United Kingdom	$173	March 31, 2008

Over the past several years, we and Old GM have accumulated pre-tax losses in the U.S. and various non-U.S. jurisdictions. These historical pre-tax losses were driven by several factors including but not limited to instability of the global economic environment, automotive price competition, relatively high cost structure, unfavorable commodity prices, unfavorable regulatory and tax environments and a challenging foreign currency exchange environment. By December 31, 2008, after weighing these objective and verifiable negative evidence factors with all other available positive and negative evidence, Old GM determined it was more likely than not it would not realize its net deferred tax assets, and established valuation allowances for major jurisdictions including the U.S., Canada, Brazil, Australia, South Korea, Germany, Spain and the United Kingdom. Additional concerns arose related to the U.S. parent company’s liquidity which led us to establish valuation allowances for Texas and various non-U.S. jurisdictions, even though many of these jurisdictions had historical profits and no other significant negative evidence factors.

In 2009 the U.S. parent company liquidity concerns were resolved in connection with the Chapter 11 Proceedings and the 363 Sale, and many non-U.S. jurisdictions, including Brazil, were generating and projecting U.S. GAAP and local taxable income. To the extent there were no other significant negative evidence factors, Old GM determined it was more likely than not it would realize its net deferred tax assets and reversed valuation allowances in Brazil and various non-U.S. jurisdictions.

Although we are a new company, and our ability to achieve future profitability was enhanced by the cost and liability reductions that occurred as a result of the Chapter 11 Proceedings and 363 Sale, Old GM’s historic operating results remain relevant as they are reflective of the industry and the effect of economic conditions. The fundamental businesses and inherent risks in which we globally operate did not change from those in which Old GM operated. As such, subsequent to the Chapter 11 Proceedings and the 363 Sale, due to objective and verifiable negative evidence including cumulative and current losses, we determined it was still more likely than not the net deferred tax assets would not be realized in major jurisdictions including the U.S., Canada, Australia, South Korea, Germany, Spain and the United Kingdom.

At December 31, 2010 objective and verifiable negative evidence continues to outweigh positive evidence in our key valuation allowance jurisdictions. If, in the future, we generate taxable income in jurisdictions where we have recorded full valuation allowances, on a sustained basis, our conclusion regarding the need for full valuation allowances in these tax jurisdictions could

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change, resulting in the reversal of some or all of the valuation allowances. If our operations generate taxable income prior to reaching profitability on a sustained basis, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

Uncertain Tax Positions

The following table summarizes gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective tax rate in future periods after valuation allowances (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Gross unrecognized tax benefits before valuation allowances	$5,169	$5,410
Amount that would favorably affect effective tax rate in future	$785	$618
Amount of liability for uncertain tax positions benefits netted against deferred tax assets in the same jurisdiction (a)	$3,605	$4,007

(a)	The remaining uncertain tax positions are classified as current and non-current liabilities.

The following table summarizes activity of the total amounts of unrecognized tax benefits (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Beginning balance	$5,410	$4,096	$2,803	$2,754
Additions to tax positions in the current year	195	1,454	1,493	208
Additions to tax positions in prior years	803	22	594	751
Reductions to tax positions in the current year	—	(44)	(25)	(47)
Reductions to tax positions in prior years	(475)	(128)	(626)	(725)
Reductions in tax positions due to lapse of statutory limitations	(18)	—	(281)	—
Settlements	(761)	(111)	(16)	(275)
Other	15	121	154	137

Ending balance	$5,169	$5,410	$4,096	$2,803

The following tables summarize information regarding income tax related interest and penalties (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Interest income	$13	$—	$249	$26
Interest expense (benefit)	$20	$30	$(31)	$13
Penalties	$1	$—	$30	$4

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	December 31, 2010	December 31, 2009
Accrued interest receivable	$—	$10
Accrued interest payable	$250	$275
Accrued penalties	$119	$137

Other Matters

Most of the tax attributes generated by Old GM and its domestic and foreign subsidiaries (net operating loss carryforwards and various income tax credits) survived the Chapter 11 Proceedings, and we are using or expect to use the tax attributes to reduce future tax liabilities. The ability to utilize certain of the U.S. tax attributes in future tax periods could be limited by Section 382(a) of the Internal Revenue Code. On November 1, 2010, we amended our certificate of incorporation to minimize the likelihood of an ownership change occurring for Section 382 purposes. In Germany, we have net operating loss carryforwards for corporate income tax and trade tax purposes through November 30, 2009 that, as a result of reorganizations that took place in 2008 and 2009, were not recorded as deferred tax assets. Although we received a ruling from the German tax authorities confirming the availability of these losses for carry over on January 26, 2011, a European Union Commission review concluded the German law on which the ruling was based is void and therefore reaffirmed these loss carryforwards are not available. We are evaluating options that would allow these loss carryforwards to reduce future taxable income. In Australia, we have net operating loss carryforwards which are subject to meeting a “Same Business Test” requirement that we assess on a quarterly basis.

In the U.S., we have continuing responsibility for Old GM’s open tax years. Old GM’s federal income tax returns for 2004 through 2006 were audited by the Internal Revenue Service (IRS), and the review was concluded in February 2010. The IRS is currently auditing Old GM’s federal 2007 and 2008 tax years. The IRS is also reviewing the January 1 through July 9, 2009 Old GM tax year as part of the IRS Compliance Assurance Process (CAP), the objective of which is to reach early issue resolution and increase audit efficiency. Our July 10, 2009 through December 31, 2009 and 2010 tax years are also under IRS CAP review. In addition to the U.S., income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2001 to 2009 with various significant tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. Given the global nature of our operations, there is a risk that transfer pricing disputes may arise.

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

In June 2010 a Mexican income tax audit covering the 2002 and 2003 years was concluded and an assessment of 2.0 billion pesos (equivalent to $165 million) including tax, interest and penalties was issued. We do not agree with the assessment and intend to appeal. We believe we have adequate reserves established and collection of the assessment will be suspended during the appeal period and any subsequent proceedings through U.S. and Mexican competent authorities.

In November 2010 an agreement was reached with the Canadian government to resolve various income tax matters in the years 2003 through 2009. In the three months ended December 31, 2010, this resolution resulted in a tax benefit of $140 million including interest.

Based on an unfavorable Brazilian Supreme court decision rendered to a separate Brazilian taxpayer on a similar income tax matter, it is likely we will settle a contested income tax matter for $242 million in the next twelve months. This amount was fully reserved in a prior period.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, aside from the Brazilian matter, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

Note 24. Fair Value Measurements

Automotive

Fair Value Measurements on a Recurring Basis

The following tables summarize the financial instruments measured at fair value on a recurring basis (dollars in millions):

	Successor
	Fair Value Measurements on a Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)
United States government and agency	$—	$1,085	$—	$1,085
Sovereign debt	—	523	—	523
Certificates of deposit	—	2,705	—	2,705
Money market funds	4,844	—	—	4,844
Commercial paper	—	3,807	—	3,807
Marketable securities
Trading securities
Equity	21	17	—	38
Debt	—	98	—	98
Available–for–sale securities
United States government and agency	—	2,023	—	2,023
Sovereign debt	—	773	—	773
Certificates of deposit	—	954	—	954
Corporate debt	—	1,669	—	1,669
Restricted cash and marketable securities (a)
United States government and agency	—	99	—	99
Money market funds	345	—	—	345
Sovereign debt	—	1,011	—	1,011
Corporate debt	—	19	—	19
Other assets
Equity	5	—	—	5
Convertible debt	—	—	10	10
Derivatives
Commodity	—	93	—	93
Foreign currency	—	80	—	80
Other	—	44	—	44

Total assets	$5,215	$15,000	$10	$20,225

Liabilities
Other liabilities
Options	$—	$—	$24	$24
Derivatives
Foreign currency	—	113	—	113
Commodity	—	9	—	9

Total liabilities	$—	$122	$24	$146

(a)	Cash and time deposits recorded in Cash and cash equivalents and Restricted cash and marketable securities have been excluded.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	Fair Value Measurements on a Recurring Basis at December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)
United States government and agency	$—	$580	$—	$580
Certificates of deposit	—	2,140	—	2,140
Money market funds	7,487	—	—	7,487
Commercial paper	—	969	—	969
Marketable securities
Trading securities
Equity	15	17	—	32
Debt	—	92	—	92
Available–for–sale securities
United States government and agency	—	2	—	2
Certificates of deposit	—	8	—	8
Restricted cash and marketable securities (a)
United States government and agency	—	140	—	140
Money market funds	13,083	—	—	13,083
Sovereign debt	—	955	—	955
Other assets
Equity	13	—	—	13
Derivatives
Commodity	—	11	—	11
Foreign currency	—	90	33	123
Other	—	25	—	25

Total assets	$20,598	$5,029	$33	$25,660

Liabilities
Derivatives
Foreign currency	$—	$9	$705	$714

Total liabilities	$—	$9	$705	$714

(a)	Cash and time deposits recorded in Cash and cash equivalents and Restricted cash and marketable securities have been excluded.

Transfers In and/or Out of Level 3

At December 31, 2010 our non-performance risk remains unobservable through a liquid credit default swap market. In the three months ended December 31, 2010 we determined that our non-performance risk no longer represents a significant input in the determination of the fair value of our derivatives. The effect of our non-performance risk in the valuation has been reduced due to the reduction in the remaining duration and magnitude of these net derivative liability positions. In October 2010 we transferred foreign currency derivatives with a fair market value of $183 million out of Level 3 to Level 2.

In the period January 1, 2009 through July 9, 2009 Old GM’s mortgage- and asset-backed securities were transferred out of Level 3 to Level 2 as the significant inputs used to measure fair value and quoted prices for similar instruments were determined to be observable in an active market.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For periods presented from June 1, 2009 through September 30, 2010 nonperformance risk for us and Old GM was not observable through a liquid credit default swap market as a result of the Chapter 11 Proceedings and lack of traded instruments for us after the 363 Sale. As a result, foreign currency derivatives with a fair market value of $1.6 billion were transferred into Level 3 from Level 2 in the period January 1, 2009 through July 9, 2009.

In the three months ended March 31, 2009 Old GM determined the credit profile of certain foreign subsidiaries was equivalent to Old GM’s nonperformance risk which was observable through the credit default swap market and bond market based on prices for recent trades. Foreign currency derivatives with a fair value of $2.1 billion were transferred from Level 3 into Level 2.

The following tables summarize the activity for financial instruments classified in Level 3 (dollars in millions):

	Successor
	Level 3 Financial Assets and (Liabilities)
	Mortgage- backed Securities	Commodity Derivatives, Net	Foreign Currency Derivatives	Options	Other Securities	Total Net Assets (Liabilities)
Balance at January 1, 2010	$—	$—	$(672)	$—	$—	$(672)
Total realized/unrealized gains (losses)
Included in earnings	—	—	103	(3)	—	100
Included in other comprehensive income (loss)	—	—	(10)	—	—	(10)
Purchases, issuances and settlements	—	—	394	(21)	10	383
Transfer in and/or out of Level 3	—	—	185	—	—	185

Balance at December 31, 2010	$—	$—	$—	$(24)	$10	$(14)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$(3)	$—	$(3)

	Successor
	Level 3 Financial Assets and (Liabilities)
	Mortgage- backed Securities	Commodity Derivatives, Net	Foreign Currency Derivatives	Options	Other Securities	Total Net Assets (Liabilities)
Balance at July 10, 2009	$—	$—	$(1,430)	$—	$—	$(1,430)
Total realized/unrealized gains (losses)
Included in earnings	—	—	238	—	—	238
Included in other comprehensive income (loss)	—	—	(103)	—	—	(103)
Purchases, issuances and settlements	—	—	623	—	—	623
Transfer in and/or out of Level 3	—	—	—	—	—	—

Balance at December 31, 2009	$—	$—	$(672)	$—	$—	$(672)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$214	$—	$—	$214

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	Level 3 Financial Assets and (Liabilities)
	Mortgage- backed Securities	Commodity Derivatives, Net	Foreign Currency Derivatives	Other Derivative Instruments	Other Securities	Total Net Assets (Liabilities)
Balance at January 1, 2009	$49	$(17)	$(2,144)	$(164)	$17	$(2,259)
Total realized/unrealized gains (losses)
Included in earnings	(2)	13	26	164	(5)	196
Included in other comprehensive income (loss)	—	—	(2)	—	—	(2)
Purchases, issuances and settlements	(14)	4	105	—	(7)	88
Transfer in and/or out of Level 3	(33)	—	585	—	(5)	547

Balance at July 9, 2009	$—	$—	$(1,430)	$—	$—	$(1,430)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$28	$—	$—	$28

Short-Term and Long-Term Debt

We determined the fair value of debt based on a discounted cash flow model which used benchmark yield curves plus a spread that represented the yields on traded bonds of companies with comparable credit ratings and risk profiles.

The following table summarizes the carrying amount and estimated fair values of short-term and long-term debt (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Carrying amount (a)	$4,630	$15,783
Fair value (a)	$4,840	$16,024

(a)	Accounts and notes receivable, net and Accounts payable (principally trade) are not included because the carrying amount approximates fair value due to their short-term nature.

Ally Financial Common and Preferred Stock

At December 31, 2010 we estimated the fair value of Ally Financial common stock using a market approach that applies the average price to tangible book value multiples of comparable companies to the consolidated Ally Financial tangible book value. This approach provides our best estimate of the fair value of our investment in Ally Financial common stock at December 31, 2010 due to Ally Financial’s transition to a bank holding company and less readily available information with which to value Ally Financial’s business operations individually. The significant inputs used in our fair value analysis were Ally Financial’s December 31, 2010 financial statements, as well as the financial statements and price to tangible book value multiples of comparable companies in the banking and finance industry.

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

At December 31, 2010 and 2009 we calculated the fair value of our investment in Ally Financial’s preferred stock using a discounted cash flow approach. The present value of the cash flows was determined using assumptions regarding the expected receipt of dividends on Ally Financial’s preferred stock and the expected call date.

The following table summarizes the carrying amount and estimated fair value of Ally Financial common and preferred stock (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Common stock
Carrying amount (a)	$964	$970
Fair value	$1,031	$970
Preferred stock
Carrying amount	$665	$665
Fair value	$1,055	$989

(a)	Investment in Ally Financial common stock at December 31, 2010 and 2009 includes the 9.9% and 16.6% held directly and indirectly through an independent trust.

Automotive Financing

Fair Value Measurements on a Recurring Basis

The following table summarizes the financial instruments measured at fair value on a recurring basis (dollars in millions):

	Successor
	Fair Value Measurements on a Recurring Basis at December 31, 2010
	Level 1		Level 2	Level 3	Total
Assets
Cash equivalents (a)
Money market funds		$167	$—	$—	$167
Restricted cash (a)
Money market funds		952	—	—	952
Derivatives
Interest rate swaps (b)		—	—	23	23
Interest rate caps (b)		—	8	—	8

Total assets		$1,119	$8	$23	$1,150

Liabilities
Derivatives
Interest rate swaps (b)		$—	$—	$47	$47
Interest rate caps (b)		—	8	—	8
Foreign currency contracts		—	2	—	2

Total liabilities	$		$10	$47	$57

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Cash deposits and cash held in Guaranteed Investment Contracts have been excluded.

(b)	The fair value of interest rate cap and swap derivatives are based upon quoted market prices when available. If quoted prices are not available, the fair value is estimated by discounting future net cash flows expected to be settled using a current risk adjusted rate.

Transfers In and/or Out of Level 3

The following table summarizes the activity for financial instruments classified in Level 3 (dollars in millions):

	Successor
	Assets	(Liabilities)
	Interest Rate Swap Derivatives	Interest Rate Swap Derivatives
Balance at October 1, 2010	$27	$(61)
Transfers in and/or out of Level 3	—	—
Total realized/unrealized gains (losses)
Included in earnings	1	(1)
Included in other comprehensive income (loss)	—	—
Settlements	(5)	15

Balance at December 31, 2010	$23	$(47)

The following table summarizes estimated fair values, carrying amounts and various methods and assumptions used in valuing GM Financial’s financial instruments (dollars in millions):

	December 31, 2010
	Carrying Amount	Estimated Fair Value
Financial assets
Finance receivables, net (a)	$8,197	$8,186

Financial liabilities
Credit facilities(b)	$832	$832
Securitization notes payable (c)	$6,128	$6,107
Senior notes and convertible senior notes (c)	$72	$72

(a)	The fair value of the finance receivables is estimated based upon forecasted cash flows discounted using a pre-tax weighted-average cost of capital. The forecast includes among other things items such as prepayment, defaults, recoveries and fee income assumptions.

(b)	Credit facilities have variable rates of interest and maturities of three years or less. The carrying amount is considered to be a reasonable estimate of fair value.

(c)	The fair values of the securitization notes payable and senior notes and convertible senior notes are based on quoted market prices, when available. If quoted market prices are not available, the fair value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25. Restructuring and Other Initiatives

Automotive

We have and Old GM had previously executed various restructuring and other initiatives, and we plan to execute additional initiatives in the future, if necessary, in order to preserve adequate liquidity, to align manufacturing capacity and other costs with prevailing global automotive production and to improve the utilization of remaining facilities. Related charges are recorded in Automotive cost of sales and Automotive selling, general and administrative expense.

Refer to Note 26 for asset impairment charges related to our restructuring initiatives and Note 20 for pension and other postretirement benefit charges resulting from our hourly and salaried employee separation initiatives, including special attrition programs.

GM Financial did not execute any new restructuring initiatives in the three months ended December 31, 2010. Charges and payments for restructuring activities in the three months ended December 31, 2010 related to previously announced programs are not significant.

The following table summarizes Automotive restructuring reserves (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	Successor
	GMNA	GME	GMIO	GMSA	Total
Balance at July 10, 2009	$2,905	$433	$32	$16	$3,386
Additions	44	37	76	9	166
Interest accretion and other	15	35	—	—	50
Payments	(994)	(61)	(109)	(19)	(1,183)
Revisions to estimates	30	—	1	(3)	28
Effect of foreign currency	88	7	3	1	99

Balance at December 31, 2009	2,088	451	3	4	2,546
Additions	50	734	1	2	787
Interest accretion and other	36	114	—	—	150
Payments	(712)	(589)	(1)	(7)	(1,309)
Revisions to estimates	(361)	(8)	—	1	(368)
Effect of foreign currency	34	(38)	—	—	(4)

Balance at December 31, 2010 (a)	$1,135	$664	$3	$—	$1,802

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2008	$868	$580	$—	$4	$1,452
Additions	2,165	242	96	34	2,537
Interest accretion and other	41	62	—	—	103
Payments	(745)	(368)	(33)	(20)	(1,166)
Revisions to estimates	320	(18)	—	(3)	299
Effect of foreign currency	(193)	(30)	(18)	(2)	(243)

Balance at December 31, 2008	2,456	468	45	13	2,982
Additions	1,835	20	27	38	1,920
Interest accretion and other	16	11	—	—	27
Payments	(1,014)	(65)	(43)	(48)	(1,170)
Revisions to estimates	(401)	—	—	9	(392)
Effect of foreign currency	50	(1)	3	4	56

Balance at July 9, 2009	2,942	433	32	16	3,423
Effect of application of fresh-start reporting	(37)	—	—	—	(37)

Ending balance including effect of application of fresh-start reporting	$2,905	$433	$32	$16	$3,386

(a)	The remaining cash payments related to these restructuring reserves primarily relate to postemployment benefits to be paid.

GM

GMNA recorded charges, interest accretion and other, and revisions to estimates that decreased the restructuring reserves by $275 million in the year ended December 31, 2010. The decreases were primarily related to increased production capacity utilization, which resulted in the recall of idled employees to fill added shifts at multiple U.S. production sites and revisions to productivity initiatives, partially offset by Canadian restructuring activities.

GME recorded charges, interest accretion and other, and revisions to estimates of $840 million in the year ended December 31, 2010 for separation programs primarily related to the following initiatives:

•	Separation charges of $527 million related to the closure of the Antwerp, Belgium facility which affects 2,600 employees.

•

Separation charges of $72 million and revisions to estimates to decrease the reserve by $9 million related to separation/layoff plans and an early retirement plan in Spain which affects 1,200 employees.

•	Separation charges of $31 million related to a voluntary separation program in the United Kingdom.

•	Separation charges of $95 million and interest accretion and other of $104 million related to a voluntary separation program and previously announced programs in Germany.

We have committed to a restructuring plan for GME, and as of December 31, 2010 we expect to expend up to $1.4 billion. Of this amount $0.8 billion was recorded in 2010 as charges for the separation programs described above. We expect to incur an additional $0.6 billion primarily in 2011 and 2012 to complete these programs. Because these programs involve voluntary separations, no liabilities are recorded until offers to employees are accepted.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMNA recorded charges, interest accretion and other, and revisions to estimates of $89 million in the period July 10, 2009 through December 31, 2009 for separation programs primarily related to the following initiatives:

•

The restructuring reserves were increased by $213 million due to an increase in the SUB and TSP accrual of $183 million related to capacity actions, productivity initiatives, acquisition of Nexteer and four domestic facilities and Canadian restructuring activities of $30 million.

•

The salaried and hourly workforce severance accruals were reduced by $146 million as a result of elections subsequently made by terminating employees. Such amounts were reclassified as special termination benefits and were funded from the U.S. defined benefit pension plans and other applicable retirement benefit plans.

GME recorded charges, interest accretion and other, and revisions to estimates of $72 million in the period July 10, 2009 through December 31, 2009 primarily related to separation charges for early retirement programs and additional liability adjustments, primarily in Germany.

GMIO recorded charges, interest accretion and other, and revisions to estimates of $77 million in the period July 10, 2009 through December 31, 2009, primarily related to separation charges of $72 million related to restructuring programs in Australia for salaried and hourly employees.

Dealer Wind-downs

We market vehicles worldwide through a network of independent retail dealers and distributors. As part of achieving and sustaining long-term viability and the viability of our dealer network, we determined that a reduction in the number of GMNA dealerships was necessary. At December 31, 2010 there were 5,200 dealers in GMNA compared to 6,500 at December 31, 2009. Certain dealers in the U.S. that had signed wind-down agreements with us elected to file for reinstatement through a binding arbitration process. At December 31, 2010 the arbitration process had been resolved. As a result of the arbitration process we offered 332 dealers reinstatement in their entirety and 460 existing dealers reinstatement of certain brands.

The following table summarizes GMNA’s restructuring reserves related to dealer wind-down agreements in the period July 10, 2009 through December 31, 2009 and in the year ended December 31, 2010 (dollars in millions):

	Successor
	U.S.	Canada and Mexico	Total
Balance at July 10, 2009	$398	$118	$516
Additions	229	46	275
Payments	(167)	(118)	(285)
Transfer to legal reserve	—	(17)	(17)
Effect of foreign currency	—	12	12

Balance at December 31, 2009	460	41	501
Revisions to estimates	(2)	9	7
Payments	(323)	(43)	(366)
Effect of foreign currency	—	2	2

Balance at December 31, 2010	$135	$9	$144

Restructuring reserves related to dealer wind-down agreements in the period July 10, 2009 through December 31, 2009 increased primarily due to additional accruals recorded for wind-down payments to Saturn dealerships in accordance with the deferred termination agreements that Saturn dealers signed.

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

GMIO recorded charges, interest accretion and other, and revisions to estimates of $27 million in the period January 1, 2009 through July 9, 2009 primarily related to separation charges in Australia of $19 million related to a facility idling. The program affects employees who left through December 2009.

GMSA recorded charges, interest accretion and other, and revisions to estimates of $47 million in the period January 1, 2009 through July 9, 2009 related to voluntary and involuntary separation programs in South America affecting 3,300 salaried and hourly employees.

GMNA recorded charges, interest accretion and other, and revisions to estimates of $2.5 billion in the year ended December 31, 2008 for separation programs related to the following initiatives:

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

GME recorded charges, interest accretion and other, and revisions to estimates of $286 million in the year ended December 31, 2008 for separation programs related to the following initiatives:

•	Separation charges in Germany of $107 million related to early retirement programs, along with additional minor separations under other current programs.

•	Separation charges in Belgium of $92 million related to current and previously announced programs.

•	Separation charges of $43 million related to separation programs and the cost of previously announced initiatives, which include voluntary separations, in Sweden, the United Kingdom, Spain and France.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMIO recorded charges, interest accretion and other, and revisions to estimates of $96 million in the year ended December 31, 2008 primarily related to separation charges of $76 million related to a facility idling in Australia.

GMSA recorded charges, interest accretion and other, and revisions to estimates of $31 million in the year ended December 31, 2008 related to separation charges in South America.

Dealer Wind-downs

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26. Impairments

Automotive

The following table summarizes impairment charges (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
GMNA
Goodwill	$—	$—	$—	$154
Intangibles assets	—	21	—	—
Product-specific tooling assets	234	1	278	291
Cancelled powertrain programs	—	—	42	120
Equity and cost method investments	—	4	28	119
Vehicles leased to rental car companies	—	—	11	160
Automotive retail leases (a)	—	—	—	220
Other than temporary impairment charges on debt and equity securities (b)	—	—	—	47

Total GMNA impairment charges	234	26	359	1,111
GME
Goodwill	—	—	—	456
Product-specific tooling assets	—	—	237	497
Vehicles leased to rental car companies	49	18	36	222

Total GME impairment charges	49	18	273	1,175
GMIO
Product-specific tooling assets	6	1	7	66
Asset impairment charges related to restructuring initiatives	—	—	—	28

Total GMIO impairment charges	6	1	7	94
GMSA
Product specific tooling assets	—	—	—	6
Asset impairment charges related to restructuring initiatives	—	—	—	2
Other long-lived assets	—	—	2	—

Total GMSA impairment charges	—	—	2	8
Corporate
Other than temporary impairment charges on debt and equity securities (b)	—	—	11	15
Automotive retail leases	—	—	16	157
Ally Financial Common Membership Interests	—	—	—	7,099
Ally Financial common stock	—	270	—	—
Ally Financial Preferred Membership Interests	—	—	—	1,001

Total Corporate impairment charges	—	270	27	8,272

Total impairment charges	$289	$315	$668	$10,660

(a)	The year ended December 31, 2008 includes an increase in intersegment residual support and risk sharing reserves of $220 million recorded as a reduction of revenue in GMNA.

(b)	Refer to Note 8 and Note 24 for additional information on marketable securities and financial instruments measured at fair value on a recurring basis.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value measurements, excluding vehicles leased to rental car companies and automotive retail leases, utilized projected cash flows discounted at a rate commensurate with the perceived business risks related to the assets involved. Fair value measurements of vehicles leased to rental car companies utilized projected cash flows from vehicle sales at auction. Fair value measurements of automotive retail leases utilized discounted projected cash flows from lease payments and anticipated future auction proceeds.

The following tables summarize assets measured at fair value (all of which utilized Level 3 inputs) on a nonrecurring basis subsequent to initial recognition (dollars in millions):

GM

	Successor
	Year Ended December 31, 2010 (a)	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2010 Total Losses
Product-specific tooling assets	$—	$—	$—	$—	$(240)
Vehicles leased to rental car companies	$537-668	$—	$—	$537-668	(49)

					$(289)

(a)	Amounts represent the fair value measure (or range of measures) during the period.

	Successor
	Period Ended December 31, 2009 (a)	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	July 10, 2009 Through December 31, 2009 Total Losses
Product-specific tooling assets	$—	$—	$—	$—	$(2)
Equity and cost method investments (other than Ally Financial)	$1	$—	$—	$1	(4)
Vehicles leased to rental car companies (b)	$543 - 567	$—	$—	$543 - 567	(18)
Ally Financial common stock	$970	$—	$—	$970	(270)
Intangible assets	$—	$—	$—	$—	(21)

					$(315)

(a)	Amounts represent the fair value measure (or range of measures) during the period.

(b)	In the period July 10, 2009 through September 30, 2009 we recorded impairment charges of $12 million to write down vehicles leased to rental car companies to their fair value of $543 million. In the three months ended December 31, 2009 we recorded an impairment charge of $6 million to write down vehicles leased to rental car companies to their fair value of $567 million.

At December 31, 2009 we determined that indicators were present that suggested our investments in Ally Financial common and preferred stock could be impaired. Such indicators included the continuing deterioration in Ally Financial’s mortgage operations, as evidenced by the strategic actions Ally Financial took in December 2009 to position itself to sell certain mortgage assets. These actions resulted in Ally Financial recording an increase in its provision for loan losses of $2.4 billion in the three months ended December 31, 2009. These indicators also included Ally Financial’s receipt of $3.8 billion of additional financial support from the UST on December 30, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of these impairment indicators, we evaluated the fair value of our investments in Ally Financial common and preferred stock and recorded an impairment charge of $270 million related to our Ally Financial common stock to record the investment at its estimated fair value of $970 million. We determined the fair value of these investments using valuation methodologies that were consistent with those we used in our application of fresh-start reporting. In applying these valuation methodologies at December 31, 2009, however, we updated the analyses to reflect changes in market comparables and other relevant assumptions.

Old GM

	Predecessor
	Period Ended July 9, 2009 (a)	Fair Value Measurements Using			January 1, 2009 Through July 9, 2009 Total Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Product-specific tooling assets (b)	$0-85	$—	$—	$0-85	$(522)
Cancelled powertrain programs	$—	$—	$—	$—	(42)
Other long-lived assets	$—	$—	$—	$—	(2)
Equity and cost method investments (other than Ally Financial)	$—	$—	$—	$—	(28)
Vehicles leased to rental car companies (c)	$539-2,057	$—	$—	$539-2,057	(47)
Automotive retail leases	$1,519	$—	$—	$1,519	(16)

					$(657)

(a)	Amounts represent the fair value measure (or range of measures) during the period.

(b)	In the three months ended March 31, 2009 Old GM recorded impairment charges of $285 million to write down product-specific tooling assets to their fair value of $85 million. In the three months ended June 30, 2009 Old GM recorded impairment charges of $237 million to write down product-specific tooling assets to their fair value of $0.

(c)	In the three months ended March 31, 2009 Old GM recorded impairment charges of $29 million to write down vehicles leased to rental car companies to their fair value $2.1 billion. In the three months ended June 30, 2009 Old GM recorded impairment charges of $17 million to write down vehicles leased to rental car companies to their fair value of $543 million. In the period July 1, 2009 through July 9, 2009 Old GM recorded impairment charges of $1 million to write down vehicles leased to rental car companies to their fair value of $539 million.

Contract Cancellations

The following table summarizes net contract cancellation charges recorded in Automotive cost of sales primarily related to the cancellation of product programs (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
GMNA (a)	$30	$80	$157
GME	3	—	12
GMIO	—	2	8

Total contract cancellations	$33	$82	$177

(a)	The year ended December 31, 2010 includes favorable changes in estimate on contract cancellations of $30 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 27. Other Automotive Expenses, net

The following table summarizes the components of Other automotive expenses, net (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Operating and other expenses (income)	$(7)	$(35)	$22	$409
Expenses related to Saab deconsolidation, net (Note 5)	—	(60)	824	—
Saab impairment charges	—	—	88	—
Delphi related charges (Note 22)	—	8	184	4,797
Depreciation and amortization expense	125	89	101	749
Goodwill impairment charges (Note 26)	—	—	—	610
Interest expense	—	13	16	134

Total other automotive expenses, net	$118	$15	$1,235	$6,699

Interest expense and depreciation and amortization expense recorded in Other automotive expenses, net relates to a portfolio of automotive retail leases.

Note 28. Interest Income and Other Non-Operating, net

Automotive

The following table summarizes the components of Interest income and other non-operating income, net (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Interest income	$465	$184	$183	$655
Net gains on derivatives	68	278	—	—
Rental income	164	88	100	209
Dividends and royalties	213	105	145	171
Other (a)	645	(215)	424	(611)

Total interest income and other non-operating income, net	$1,555	$440	$852	$424

(a)	Amounts for the year ended December 31, 2010 include a gain on the reversal of an accrual for contingently issuable Adjustment Shares of $162 million, a gain on the sale of Saab of $123 million, a gain on the acquisition of GMS of $66 million and a gain on the sale of Nexteer of $60 million. Amounts for the period July 10, 2009 through December 31, 2009 include impairment charges related to Ally Financial common stock of $270 million. Amounts for the year ended December 31, 2008 include impairment charges related to Ally Financial Preferred Membership Interests of $1.0 billion.

Note 29. Stockholders’ Equity (Deficit) and Noncontrolling Interests

Consolidated

Preferred Stock

We have 2.0 billion shares of preferred stock authorized, with a par value of $0.01 per share.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series A Preferred Stock

At December 31, 2010 we had 276 million shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock ranks senior with respect to liquidation preference and dividend rights to our common stock and Series B Preferred Stock and any other class or series of stock that we may issue. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of our affairs, a holder of Series A Preferred Stock will be entitled to be paid, before any distribution or payment may be made to any holders of common stock or Series B Preferred Stock, the liquidation amount of $25.00 per share and the amount of any accrued and unpaid dividends, if any, whether or not declared, prior to such distribution or payment date. Holders of the Series A Preferred Stock are entitled to receive dividends at the sole discretion of our Board of Directors at a rate of 9.0% per annum. Unless all accrued and unpaid dividends on the Series A Preferred Stock are paid in full, no dividends or distributions may be paid on common stock or Series B Preferred Stock and no shares of common stock or Series B Preferred Stock may be purchased or redeemed by us (subject to certain exceptions that are specified in the certificate of designations for the Series A Preferred Stock). Dividends, if declared, will be payable on March 15, June 15, September 15 and December 15 of each year. In the year ended December 31, 2010 we paid dividends on our Series A Preferred Stock of $810 million or $2.25 per share. In the year ended December 31, 2009 we paid dividends on our Series A Preferred Stock of $349 million or $0.97 per share. We may not redeem the Series A Preferred Stock prior to December 31, 2014. On or after December 31, 2014, the Series A Preferred Stock may be redeemed, in whole or in part, for cash at a price per share equal to the $25.00 per share liquidation amount, plus any accrued and unpaid dividends.

The Series A Preferred Stock was originally classified as temporary equity because the holders of Series A Preferred Stock, as a class, owned greater than 50% of our common stock and therefore had the ability to exert control, through its power to vote for the election of our directors, over various matters, including compelling us to redeem the Series A Preferred Stock when it becomes callable by us on or after December 31, 2014. In December 2010 we purchased 84 million shares of Series A Preferred Stock, held by the UST, at a price equal to 102% of the aggregate liquidation amount, for $2.1 billion. The purchase of the UST’s Series A Preferred Stock resulted in a charge of $0.7 billion recorded in Cumulative dividends on and charge related to purchase of preferred stock. Upon the purchase of the Series A Preferred Stock held by the UST, the Series A Preferred Stock held by Canada Holdings and the New VEBA was reclassified to permanent equity at its carrying amount of $5.5 billion because the remaining holders of our Series A Preferred Stock, Canada Holdings and the New VEBA, do not own a majority of our common stock and therefore do not have the ability to exert control, through the power to vote for the election of our directors, over various matters, including compelling us to redeem the Series A Preferred Stock when it becomes callable by us on or after December 31, 2014. Upon a redemption or purchase of any or all Series A Preferred Stock, the difference, if any, between the recorded amount of the Series A Preferred Stock being redeemed or purchased and the consideration paid would be recorded as a charge to Net income attributable to common stockholders. If all of the Series A preferred Stock were to be redeemed or purchased at its par value, the amount of the charge would be $1.4 billion.

Series B Preferred Stock

At December 31, 2010 we had 100 million shares of Series B Preferred Stock issued and outstanding. The Series B Preferred Stock, with respect to dividend rights and rights upon our liquidation, winding-up or dissolution, ranks: (1) senior to our common stock and to each other class of capital stock or series of preferred stock the terms of which do not expressly provide that such class or series ranks senior to, or on a parity with, the Series B Preferred Stock; (2) on a parity with any class of capital stock or series of preferred stock the terms of which expressly provide that such class or series will rank on a parity with the Series B Preferred Stock; (3) junior to our Series A Preferred Stock and to each class of capital stock or series of preferred stock the terms of which expressly provide that such class or series will rank senior to the Series B Preferred Stock; and (4) junior to all of our existing and future debt obligations. Holders of our Series B Preferred Stock are entitled to dividends that accumulate at a rate of 4.75% per annum. Dividends, if declared based on the sole discretion of our Board of Directors, will be payable on March 1, June 1, September 1 and December 1. The Series B Preferred Stock is not redeemable and has a liquidation preference in the amount of $50.00 per share. The holders of the Series B Preferred Stock do not have voting rights, except with respect to certain fundamental changes in the terms of the Series B Preferred Stock, in the case of certain dividend arrearages and as required under Delaware law. Each share of the Series B Preferred Stock, unless previously converted, will automatically convert on December 1, 2013 (mandatory conversion date) into a number of shares of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our common stock. The number of shares of our common stock issuable upon conversion of each share of Series B Preferred Stock on the mandatory conversion date, is determined based on the applicable market value of our common stock subject to anti-dilution adjustments and accumulated and unpaid dividends. The applicable market value of our common stock is the average of the closing prices of our common stock over the 40 consecutive trading day period ending on the third trading day immediately preceding the mandatory conversion date. Holders of the Series B Preferred Stock have the right to convert their shares at any time prior to the mandatory conversion date at a conversion ratio of 1.2626 shares of our common stock for each share of the Series B Preferred Stock that is optionally converted, subject to anti-dilution, make-whole and other adjustments.

If the applicable market value of our common stock upon mandatory conversion falls within a price range of $33.00 to $39.60 per common share, the holder receives a variable number of shares of our common stock with a value equal to the security’s liquidation value of $50.00 per share (plus accumulated dividends on the Series B Preferred Stock). If the applicable market value of our common stock upon mandatory conversion is above or below the price range of $33.00 to $39.60 per common share, the Series B Preferred Stock converts into a fixed number of shares of our common stock based on a fixed conversion ratio. The fixed conversion ratio will be 1.2626 shares of common stock for each share of Series B Preferred Stock when the applicable market value of our common stock is greater than $39.60. The fixed conversion ratio will be 1.5152 shares of common stock for each share of Series B Preferred Stock when the applicable market value of our common stock is less than $33.00. The fixed conversion ratios will be adjusted for events that would otherwise dilute a Series B Preferred Stock holder’s interest. These anti-dilution provisions provide a holder of the Series B Preferred Stock a right to participate in our undistributed earnings because a dividend, if declared, would result in a transfer of value to the holder through an adjustment to the fixed conversion ratios. Based on the nature of the Series B Preferred Stock and the nature of these anti-dilution provisions, we have concluded that the Series B Preferred Stock is a participating security and, as such, the application of the two-class method for computing earnings per share is required. Under the two-class method for computing earnings per share, undistributed earnings will be allocated to the Series B Preferred Stock in each period in which the applicable market value of our common stock is above or below the price range of $33.00 to $39.60 per common share. The amount of the undistributed earnings to be allocated to the Series B Preferred Stock is based on the terms of the anti-dilution provisions and reflects the incremental value above the $50.00 per share liquidation value that the holder would receive if the market value of our common stock falls outside the price range of $33.00 to $39.60. When the applicable market value of our common stock falls within the price range of $33.00 to $39.60 per common share, no undistributed earnings will be allocated to the Series B Preferred Stock for earnings per share purposes because a holder of Series B Preferred Stock is entitled only to the security’s liquidation value of $50.00 per share (plus accumulated dividends on the Series B Preferred Stock) upon mandatory conversion and therefore does not participate in earnings. For purposes of computing diluted earnings per share, the if-converted method will be used to the extent that the result is more dilutive than the application of the two-class method.

Common Stock

We have 5.0 billion shares of common stock authorized, with a par value of $0.01 per share. At December 31, 2010 and 2009 we had 1.5 billion shares issued and outstanding. Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. However, the terms of the Series A Preferred Stock and Series B Preferred Stock prohibit, subject to exceptions, the payment of dividends on our common stock, unless all accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock are paid in full. Holders of common stock are entitled to one vote per share on all matters submitted to our stockholders for a vote. The liquidation rights of holders of our common stock are secondary to the payment or provision for payment of all our debts and liabilities and to holders of our Series A Preferred Stock and Series B Preferred Stock, if any such shares are then outstanding.

Warrants

In connection with the 363 Sale, we issued two warrants, each to acquire 136 million shares of common stock, to MLC and one warrant to acquire 46 million shares of common stock to the New VEBA. The first of the MLC warrants is exercisable at any time prior to July 10, 2016 at an exercise price of $10.00 per share, and the second of the MLC warrants is exercisable at any time prior to July 10, 2019 at an exercise price of $18.33 per share. The New VEBA warrant is exercisable at any time prior to December 31, 2015

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at an exercise price of $42.31 per share. The number of shares of common stock underlying each of the warrants and the per share exercise price thereof are subject to adjustment as a result of certain events, including stock splits, reverse stock splits and stock dividends.

Noncontrolling Interests

In October 2009 we completed our participation in an equity rights offering in GM Daewoo, a majority-owned and consolidated subsidiary, for Korean Won 491 billion (equivalent to $417 million when entered into). As a result of the participation in the equity rights offering, our ownership interest in GM Daewoo increased from 50.9% to 70.1%. Funds from our UST escrow account were utilized for this rights offering.

In December 2009 we acquired the remaining noncontrolling interest of CAMI from Suzuki Motor Corporation for $100 million increasing our ownership interest from 50% to 100%. This transaction resulted in no charge to Capital surplus.

The table below summarizes the changes in equity resulting from Net loss attributable to common stockholders and transfers from (to) noncontrolling interests (dollars in millions):

Successor
July 10, 2009 Through December 31, 2009
Net loss attributable to common stockholders	$(4,428)
Increase in capital surplus resulting from GM Daewoo equity rights offering	108

Changes from net loss attributable to common stockholders and transfers from (to) noncontrolling interests	$(4,320)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss), net of taxes (dollars in millions):

	Successor		Predecessor
	December 31, 2010	December 31, 2009	December 31, 2008
Foreign currency translation gain (loss)	$394	$157	$(2,122)
Cash flow hedging losses, net	(23)	(1)	(490)
Net unrealized gain (loss) on securities	(5)	2	(33)
Defined benefit plans, net	885	1,430	(29,694)

Accumulated other comprehensive income (loss)	$1,251	$1,588	$(32,339)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Income (Loss)

The following tables summarize the components of Other comprehensive income (loss) attributable to common stockholders (dollars in millions):

	Successor
	Year Ended December 31, 2010			July 10, 2009 Through December 31, 2009
	Pre-tax Amount	Tax Expense (Benefit)	Net Amount	Pre-tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation gain	$210	$—	$210	$135	$11	$124
Cash flow hedging losses, net	(22)	—	(22)	(1)	—	(1)
Unrealized gain (loss) on securities	(7)	—	(7)	7	5	2
Defined benefit plans
Prior service benefit (cost) from plan amendments	7	1	6	112	130	(18)
Less: amortization of prior service cost included in net periodic benefit cost	(12)	—	(12)	—	—	—

Net prior service cost	(5)	1	(6)	112	130	(18)
Actuarial gain (loss) from plan measurements	(530)	34	(564)	2,702	1,247	1,455
Less: amortization of actuarial gain (loss) included in net periodic benefit cost	25	—	25	(6)	1	(7)

Net actuarial amounts	(505)	34	(539)	2,696	1,248	1,448

Defined benefit plans, net	(510)	35	(545)	2,808	1,378	1,430

Other comprehensive income (loss)	(329)	35	(364)	2,949	1,394	1,555
Less: other comprehensive loss attributable to noncontrolling interests	(13)	—	(13)	(33)	—	(33)

Other comprehensive income (loss) attributable to common stockholders	$(316)	$35	$(351)	$2,982	$1,394	$1,588

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	January 1, 2009 Through July 9, 2009			Year Ended December 31, 2008
	Pre-tax Amount	Tax Expense (Benefit)	Net Amount	Pre-tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation gain (loss)	$187	$40	$147	$(1,289)	$27	$(1,316)
Cash flow hedging gains (losses), net	145	(131)	276	(1,284)	(53)	(1,231)
Unrealized gain (loss) on securities	46	—	46	(298)	—	(298)
Defined benefit plans
Prior service benefit (cost) from plan amendments	(3,882)	(1,551)	(2,331)	449	(1)	450
Less: amortization of prior service cost included in net periodic benefit cost	5,162	3	5,159	(5,063)	284	(5,347)

Net prior service benefit (cost)	1,280	(1,548)	2,828	(4,614)	283	(4,897)
Actuarial loss from plan measurements	(2,574)	1,532	(4,106)	(14,684)	(120)	(14,564)
Less: amortization of actuarial loss included in net periodic benefit cost	(2,109)	22	(2,131)	3,524	159	3,365

Net actuarial amounts	(4,683)	1,554	(6,237)	(11,160)	39	(11,199)
Net transition assets from plan initiations	6	1	5	—	—	—
Less: amortization of transition asset /obligation included in net periodic benefit cost	(5)	(1)	(4)	11	3	8

Net transition amounts	1	—	1	11	3	8
Defined benefit plans, net	(3,402)	6	(3,408)	(15,763)	325	(16,088)

Other comprehensive income (loss)	(3,024)	(85)	(2,939)	(18,634)	299	(18,933)
Less: other comprehensive income (loss) attributable to noncontrolling interests	92	—	92	(581)	—	(581)

Other comprehensive income (loss) attributable to common stockholders	$(3,116)	$(85)	$(3,031)	$(18,053)	$299	$(18,352)

Note 30. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share was computed by dividing Net income (loss) attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings (loss) per share was computed by giving effect to all potentially dilutive securities that were outstanding.

The following table summarizes basic and diluted earnings (loss) per share (in millions, except for per share amounts):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor		Predecessor
	Year Ended December 31, 2010 (a)	July 10, 2009 Through December 31, 2009 (b)	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Basic
Net income (loss) attributable to common stockholders — basic	$4,668	$(4,428)	$109,118	$(30,943)
Addition of preferred dividends to holders of Series B Preferred Stock	25	—	—	—

Net income (loss) attributable to common stockholders-diluted	$4,693	$(4,428)	$109,118	$(30,943)

Basic and Diluted shares
Weighted-average common shares outstanding-basic	1,500	1,238	611	579
Dilutive effect of warrants	106	—	—	—
Dilutive effect of conversion of Series B Preferred Stock	17	—	—	—
Dilutive effect of RSUs	1	—	—	—

Weighted-average common shares outstanding-diluted	1,624	1,238	611	579

Basic earnings per share	$3.11	$(3.58)	$178.63	$(53.47)
Diluted earnings per share	$2.89	$(3.58)	$178.55	$(53.47)

(a)	The year ended December 31, 2010 includes earned but undeclared dividends of $26 million on our Series A Preferred Stock and $25 million on our Series B Preferred Stock, which decreases Net income attributable to common stockholders.

(b)	The period July 10, 2009 through December 31, 2009 includes accumulated but undeclared dividends of $34 million on Series A Preferred Stock, which increases Net loss attributable to common stockholders, and excludes dividends of $252 million on Series A Preferred Stock, which were paid to the New VEBA prior to December 31, 2009. The 260 million shares of Series A Preferred Stock issued to the New VEBA were not considered outstanding until December 31, 2009 due to the terms of the 2009 UAW Retiree Settlement Agreement.

GM

In the year ended December 31, 2010 we considered potentially dilutive securities in our diluted earnings per share computation under the treasury stock method. In periods prior to our public offering, we utilized an average stock price based upon estimates of the fair value of our common stock. Subsequent to our public offering, we used the New York Stock Exchange price.

In the year ended December 31, 2010 because the market value of our common stock was within the price range of $33.00 to $39.60 per common share no undistributed earnings were allocated to our Series B Preferred Stock under the two-class method for purposes of calculating basic earnings per share. The dilutive effect of these securities was determined by assuming conversion of the securities at issuance resulting in an increase to the weighted-average common shares outstanding and an increase to Net income attributable to common stockholders for accumulated dividends on our Series B Preferred Stock.

In the year ended December 31, 2010 warrants to purchase 318 million shares were outstanding, of which 46 million were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the common shares. Under the treasury stock method, the assumed exercise of the remaining 272 million warrants resulted in 106 million dilutive shares for the year ended December 31, 2010.

In the year ended December 31, 2010 diluted earnings per share included the assumed issuance of unvested restricted stock units (RSUs) granted to certain global executives. The dilutive effect of the RSUs was included only for the period subsequent to our public offering as the RSUs prior were accounted for as liability awards prior to that date. At December 31, 2010 there were 11 million unvested RSUs outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the period July 10, 2009 through December 31, 2009, outstanding warrants to purchase 272 million shares of common stock were not included in the computation of diluted loss per share because the effect would have been antidilutive and RSUs were excluded from the computation of diluted earnings per share as these awards were payable in cash during that time. At December 31, 2009 there were 1 million RSUs outstanding.

In the year ended December 31, 2010 and the period July 10, 2009 through December 31, 2009 the Adjustment Shares were excluded from the computation of basic and diluted earnings per share as the condition that would result in the issuance of the Adjustment Shares was not satisfied.

The 61 million shares of common stock contributed to our pension plan in January 2011 will not be included in the computation of earnings per share until they meet the criteria to qualify as plan assets for accounting purposes.

Old GM

In the period January 1, 2009 through July 9, 2009 diluted earnings per share included the potential effect of the assumed exercise of certain stock options. Old GM excluded 208 million of stock options and warrants in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

Due to Old GM’s net losses in the year ended December 31, 2008, the assumed exercise of stock options and warrants had an antidilutive effect and therefore was excluded from the computation of diluted loss per share. Old GM excluded 101 million such options and warrants in the computation of diluted loss per share.

No shares potentially issuable to satisfy the in-the-money amount of Old GM’s convertible debentures have been included in the computation of diluted income (loss) per share for the period January 1, 2009 through July 9, 2009 and in the year ended December 31, 2008 as the conversion options in various series of convertible debentures were not in-the-money.

Note 31. Stock Incentive Plans

Consolidated

GM

Our stock incentive plans consist of the 2009 Long-Term Incentive Plan as amended December 22, 2010 (2009 GMLTIP) and the Salary Stock Plan as amended October 5, 2010 (GMSSP). Both plans are administered by the Executive Compensation Committee of our Board of Directors. The aggregate number of shares with respect to which awards may be granted under these plans shall not exceed 75 million.

The following table summarizes compensation expense and total Income tax expense recorded for our stock incentive plans (dollars in millions):

	Successor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009
Compensation expense (a)	$235	$23
Income tax expense (b)	$—	$8

(a)	Includes an insignificant amount of restricted stock granted in December 2010.

(b)	Income tax expense does not include U.S. and non-U.S. jurisdictions which have full valuation allowances.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Incentive Plan

In 2010 we granted RSUs to certain global executives under the 2009 GMLTIP. We granted 15 million RSUs valued at the grant date fair value of our common stock in the year ended December 31, 2010 and no RSUs under this plan in the period June 10, 2009 through December 31, 2009. Awards granted under the 2009 GMLTIP will generally vest over a three year service period. Compensation cost for these awards are recorded on a straight-line basis over the vesting period. Our policy is to issue new shares upon settlement of RSUs.

The awards for the Top 25 highest compensated employees will settle three years from the grant date in 25% increments in conjunction with each 25% of our Troubled Asset Relief Program (TARP) obligations that are repaid. The awards for the non-top 25 highest compensated employees will settle after three years in 25% increments in conjunction with each 25% of the U.S. and Canadian government loans that are repaid. The U.S. and Canadian government loans were fully repaid in April 2010, thus these awards will be settled upon completion of the remaining three year service period.

Retirement eligible participants that are non-top 25 highest compensated employees who retire during the service period will retain and vest in a pro-rata portion of RSUs earned. The vested award will be payable on the third anniversary date of the grant. Compensation cost for these employees is recognized on a straight-line basis over the requisite service period.

Prior to our public offering, all RSU awards were classified as liability awards as they were payable in cash. On November 18, 2010 we reclassified all of the RSU liability awards to equity for those awards that became payable in shares in accordance with the plan terms.

Salary Stock

In November 2009 we initiated a salary stock program for certain global executives under the GMSSP whereby, a portion of each participant’s total annual compensation was accrued and converted to RSUs at each salary payment date. In 2010 a portion of each participant’s salary accrued on each salary payment date converted to RSUs on a quarterly basis. Our policy is to issue new shares upon settlement of these awards.

The awards are fully vested and nonforfeitable upon grant, therefore compensation cost is fully recognized on the date of grant. The awards are settled quarterly over a three year period commencing on the first anniversary date of grant. Under the terms of the plan, each installment is now redeemable one year earlier from the original settlement date as we have repaid the financial assistance we received from the UST under the TARP program in 2010. Prior to our public offering, all RSU awards were classified as liability awards as they were payable in cash. On November 18, 2010 we reclassified all of the RSU liability awards to equity for those awards that became payable in shares in accordance with the plan terms.

The compensation cost of each RSU granted under the 2009 GMLTIP and GMSSP that will be settled in equity is based on the fair value of our common stock on the date of grant or, for those RSUs reclassified from liability to equity-based awards, the fair value of our common stock as of the date of the public offering.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our RSU activity under the 2009 GMLTIP and GMSSP in the period July 10, 2009 through December 31, 2010 (RSUs in millions):

	Successor
	RSUs
	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term
RSUs outstanding at July 10, 2009	—	$—
Granted	1.1	$16.39
Settled	—	$—
Forfeited or expired	—	$—

RSUs outstanding at December 31, 2009	1.1	$16.39
Granted	17.2	$19.17
Settled	(0.3)	$16.39
Forfeited or expired	(0.8)	$18.80

RSUs outstanding at December 31, 2010	17.2	$19.03	1.8

RSUs unvested and expected to vest at December 31, 2010	11.9	$18.82	2.2

RSUs vested and payable at December 31, 2010	4.7	$19.58	—

At December 31, 2010 the total unrecognized compensation expense for nonvested equity awards granted under the 2009 GMLTIP was $313 million. This expense is expected to be recorded over a weighted-average period of 2.2 years.

In the year ended December 31, 2010 total payments for 291,753 RSUs settled under the GMSSP was $5 million.

Old GM

Old GM had various stock incentive plans which were administered by either its Executive Compensation Committee of its Board of Directors or its Vice President of Human Resources. Stock incentive awards consisted of stock options, market-contingent stock options, stock performance awards and cash-based restricted stock units. Stock incentive awards, some of which were subject to performance conditions, were granted at fair value and were subject to various vesting conditions. In connection with the 363 Sale, MLC retained the responsibility for administering Old GM’s stock incentive plans. We have recorded no compensation expense related to Old GM’s stock incentive plans subsequent to July 9, 2009.

The following table summarizes compensation expense (benefit) and total Income tax expense (benefit) recorded for the Old GM Stock Incentive Plans (dollars in millions):

	Predecessor
	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Compensation expense (benefit)	$(10)	$(65)
Income tax expense (benefit) (a)	$—	$3

(a)	Income tax expense (benefit) does not include U.S. and non-U.S. jurisdictions which have full valuation allowances.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 32. Transactions with Ally Financial

Automotive

Old GM entered into various operating and financing arrangements with Ally Financial, a related party, and in connection with the 363 Sale we assumed the terms and conditions of these arrangements. The following tables describe the financial statement effects of and maximum obligations under these agreements (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Operating lease residuals
Residual support (a)
Liabilities (receivables) recorded	$(24)	$369
Maximum obligation	$523	$1,159
Risk sharing (a)
Liabilities recorded	$269	$366
Maximum obligation	$692	$1,392
Note payable to Ally Financial	$—	$35
Vehicle repurchase obligations
Maximum obligations	$18,807	$14,249
Fair value of guarantee	$21	$46

(a)	Represents liabilities (receivables) recorded and maximum obligations for agreements entered into prior to December 31, 2008. Agreements entered into in 2010 and 2009 do not include residual support or risk sharing programs. In the year ended December 31, 2010 favorable adjustments to our residual support and risk sharing liabilities of $0.6 billion were recorded in the U.S. due to increases in estimated residual values.

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Marketing incentives and operating lease residual payments (a)	$1,111	$695	$601	$3,400
Exclusivity fee revenue	$99	$47	$52	$105
Royalty income	$15	$7	$8	$16

(a)	Payments to Ally Financial related to U.S. marketing incentive and operating lease residual programs. Excludes payments to Ally Financial related to the contractual exposure limit, as subsequently discussed.

Marketing Incentives and Operating Lease Residuals

As a marketing incentive, interest rate support, residual support, risk sharing, capitalized cost reduction and lease pull-ahead programs are initiated as a way to lower customers’ monthly lease and retail contractual payments.

Under an interest rate support program, Ally Financial is paid an amount at the time of lease or retail contract origination to adjust the interest rate in the retail contract or implicit in the lease below Ally Financial’s standard interest rate. Such marketing incentives are referred to as rate support or subvention and the amount paid at contract origination represents the present value of the difference between the customer’s contractual rate and Ally Financial’s standard rate for a given program.

Under a residual support program, a customer’s contract residual value is adjusted above Ally Financial’s standard residual value. Ally Financial is reimbursed to the extent that sales proceeds are less than the customer’s contract residual value, limited to Ally

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial’s standard residual value. As it relates to Ally Financial’s U.S. lease originations and U.S. balloon retail contract originations occurring after April 30, 2006, Old GM agreed to pay the present value of the expected residual support owed to Ally Financial at the time of contract origination as opposed to after contract termination when the off-lease vehicles are sold. The actual residual support amount owed to Ally Financial is calculated as the contracts terminate and, in cases where the actual amount differs from the expected amount paid at contract origination, the difference is paid to or paid by Ally Financial, depending if sales proceeds are lower or higher than estimated at contract origination.

Under a risk-sharing arrangement, residual losses are shared equally with Ally Financial to the extent that remarketing proceeds are below Ally Financial’s standard residual value (limited to a floor). As a result of revisions to the risk-sharing arrangement, Old GM agreed to pay Ally Financial a quarterly fee through 2014.

In the event it is publicly announced that a GM vehicle brand will be discontinued, phased-out, sold or other strategic options are being considered, the residual value of the related vehicles may change. If such an announcement in the U.S. or Canada results in an estimated decrease in the residual value of the related vehicles, Ally Financial will be reimbursed for the estimated decrease for certain vehicles for a certain period of time. If such an announcement results in an increase in the residual value of the related vehicles, Ally Financial will pay the increase in the sale proceeds received at auction.

Under a capitalized cost reduction program, Ally Financial is paid an amount at the time of lease or retail contract origination to reduce the principal amount implicit in the lease or retail contract below the standard manufacturers’ suggested retail price.

Under a lease pull-ahead program, a customer is encouraged to terminate their lease early and buy or lease a new GM vehicle. As part of such a program, Ally Financial waives the customer’s remaining payment obligation under their current lease, and Ally Financial is compensated for any foregone revenue from the waived payments. Since these programs generally accelerate the resale of the vehicle, the proceeds are typically higher than if the vehicle had been sold at contract maturity. The reimbursement to Ally Financial for the foregone payments is reduced by the amount of this benefit. Anticipated payments are made to Ally Financial each month based on the estimated number of customers expected to participate in a lease-pull ahead program. These estimates are adjusted once all vehicles that could have been pulled-ahead have terminated and the vehicles have been sold. Any differences between the estimates and the actual amounts owed to or from Ally Financial are subsequently settled.

In May 2009 Old GM entered into the Amended and Restated United States Consumer Financing Services Agreement (Amended Financing Agreement) with an effective date of December 29, 2008. The terms of the Amended Financing Agreement included conditions of interest rate support, residual support, risk sharing, capitalized cost reduction, and lease pull-ahead programs.

Exclusivity Arrangement

In November 2006 Old GM granted Ally Financial exclusivity for U.S., Canadian and international GM-sponsored consumer and wholesale marketing incentives for products in specified markets around the world, with the exception of Saturn branded products. In return for exclusivity, Ally Financial paid an annual exclusivity fee of $105 million ($75 million for the U.S. retail business, $15 million for the Canadian retail business, $10 million for the international operations retail business, and $5 million for the dealer business).

As a result of the Amended Financing Agreement, Old GM and Ally Financial agreed to modify certain terms related to the exclusivity arrangements: (1) for a two-year period, retail financing incentive programs can be offered through a third party financing source under certain specified circumstances, and in some cases subject to the limitation that pricing offered by such third party meets certain restrictions, and after such two-year period any such incentive programs can be offered on a graduated basis through third parties on a non-exclusive, side-by-side basis with Ally Financial provided that pricing with such third parties meets certain requirements; (2) Ally Financial has no obligation to provide financing; and (3) Ally Financial has no targets against which it could be assessed penalties. After December 24, 2013 we will have the right to offer retail financing incentive programs through any third party financing source, including Ally Financial, without any restrictions or limitations.

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

In December 2008 Old GM and FIM Holdings entered into the Ally Financial Exchange Agreement with Ally Financial. Pursuant to the Ally Financial Exchange Agreement, Old GM and FIM Holdings exchanged their respective amounts funded under the Ally Financial Participation Agreement for 79,368 Class B Common Membership Interests and 82,608 Class A Common Membership Interests. As the carrying amount of the amount funded under the Ally Financial Participation Agreement approximated fair value, Old GM did not recognize a gain or loss on the exchange.

Contractual Exposure Limit

An agreement between Ally Financial and Old GM limited certain unsecured obligations arising from service agreements to Ally Financial in the U.S. to $1.5 billion. In accordance with the Amended Financing Agreement, Old GM and Ally Financial agreed to increase the probable potential unsecured exposure limit from $1.5 billion in the United States to $2.1 billion globally. Ally Financial’s maximum potential unsecured exposure to us cannot exceed $4.1 billion globally. Old GM and Ally Financial also agreed to reduce the global unsecured obligation limit from $2.1 billion to $1.5 billion at December 31, 2010. Old GM and Ally Financial agreed that the sum of the maximum unsecured and committed secured exposures at December 31, 2010 will not exceed the greater of $3.0 billion or 15% of Ally Financial’s capital.

Vehicle Repurchase Obligations

In May 2009 Old GM and Ally Financial agreed to expand Old GM’s repurchase obligations for Ally Financial financed inventory at certain dealers in Europe, Asia, Brazil and Mexico. In November 2008 Old GM and Ally Financial agreed to expand repurchase obligations for Ally Financial financed inventory at certain dealers in the United States and Canada. The current agreement with Ally Financial requires the repurchase of Ally Financial financed inventory invoiced to dealers after September 1, 2008, with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer’s sales and service agreement. Repurchase obligations exclude vehicles which are damaged, have excessive mileage or have been altered. The repurchase obligation ended in August 2010 for vehicles invoiced through August 2009, ends in August 2011 for vehicles invoiced through August 2010 and ends August 2012 for vehicles invoiced through August 2011.

The maximum potential amount of future payments required to be made to Ally Financial under this guarantee is based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer. The fair value of the guarantee, which considers the likelihood of dealers terminating and estimated loss exposure for ultimate disposition of vehicles, was recorded as a reduction of revenue.

Automotive Retail Leases

In November 2006 Ally Financial transferred automotive retail leases to Old GM, along with related debt and other assets. Ally Financial retained an investment in a note, which is secured by the automotive retail leases. Ally Financial continues to service the portfolio of automotive retail leases and related debt and receives a servicing fee. Ally Financial is obligated, as servicer, to repurchase any equipment on operating leases that are in breach of any of the covenants in the securitization agreements. In addition, in a number of the transactions securitizing the equipment on operating leases, the trusts issued one or more series of floating rate debt obligations and entered into derivative transactions to eliminate the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To facilitate these securitization transactions, Ally Financial entered into secondary derivative transactions with the primary derivative counterparties, essentially offsetting the primary derivatives. As part of the transfer, Old GM assumed the rights and obligations of the primary derivative while Ally Financial retained the secondary, leaving both companies

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposed to market value movements of their respective derivatives. Old GM subsequently entered into derivative transactions with Ally Financial that are intended to offset the exposure each party has to its component of the primary and secondary derivatives.

Royalty Arrangement

For certain insurance products, Old GM entered into 10-year intellectual property license agreements with Ally Financial giving Ally Financial the right to use the GM name on certain products. In exchange, Ally Financial pays a royalty fee of 3.25% of revenue, net of cancellations, related to these products with a minimum annual guarantee of $15 million in the United States.

Balance Sheet

The following table summarizes the balance sheet effects of transactions with Ally Financial (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Assets
Accounts and notes receivable, net (a)	$290	$404
Restricted cash and marketable securities (b)	$—	$127
Other assets (c)	$26	$27
Liabilities
Accounts payable (d)	$168	$131
Short-term debt and current portion of long-term debt (e)	$1,043	$1,077
Accrued liabilities and other liabilities (f)	$1,167	$817
Long-term debt (g)	$43	$59
Other non-current liabilities (h)	$84	$383

(a)	Represents wholesale settlements due from Ally Financial, amounts owed by Ally Financial with respect to automotive retail leases and receivables for exclusivity fees and royalties.

(b)	Represents certificates of deposit purchased from Ally Financial that are pledged as collateral for certain guarantees provided to Ally Financial in Brazil in connection with dealer floor plan financing.

(c)	Primarily represents distributions due from Ally Financial on our investments in Ally Financial preferred stock.

(d)	Primarily represents amounts billed to us and payable related to incentive programs.

(e)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest. It includes borrowing arrangements with various foreign locations and arrangements related to Ally Financial’s funding of company-owned vehicles, rental car vehicles awaiting sale at auction and funding of the sale of vehicles to which title is retained while the vehicles are consigned to Ally Financial or dealers, primarily in the United Kingdom. Financing remains outstanding until the title is transferred to the dealers. This amount also includes the short-term portion of a note payable related to automotive retail leases.

(f)	Primarily represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial in North America. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to Ally Financial to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and amounts owed under lease pull-ahead programs. In addition it includes interest accrued on the transactions in (e) above.

(g)	Primarily represents the long-term portion of term loans from Ally Financial to certain consolidated dealerships.

(h)	Primarily represents long-term portion of liabilities for marketing incentives on vehicles financed by Ally Financial.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations

The following table summarizes the income statement effects of transactions with Ally Financial (dollars in millions):

	Successor		Successor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Total net sales and revenue (reduction) (a)	$(1,383)	$(259)	$207	$(2,350)
Automotive cost of sales and other automotive expenses (b)	$36	$113	$180	$688
Interest income and other non-operating income, net (c)	$228	$127	$166	$192
Automotive interest expense (d)	$243	$121	$100	$221
Servicing expense (e)	$2	$22	$16	$144
Derivative losses (f)	$—	$1	$2	$4

(a)	Primarily represents the increase (reduction) in Total net sales and revenue for marketing incentives on vehicles which were sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial. This includes the estimated amount of residual support accrued under residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to Ally Financial to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to Ally Financial for employee and governmental lease programs and third party resale purposes.

(b)	Primarily represents cost of sales on the sale of vehicles to Ally Financial for employee and governmental lease programs and third party resale purposes. Also includes miscellaneous expenses on services performed by Ally Financial.

(c)	Represents income on investments in Ally Financial preferred stock and Preferred Membership Interests, exclusivity and royalty fee income and reimbursements by Ally Financial for certain services provided to Ally Financial. Included in this amount is rental income related to Ally Financial’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires in November 2016.

(d)	Represents interest incurred on term loans, notes payable and wholesale settlements.

(e)	Represents servicing fees paid to Ally Financial on certain automotive retail leases.

(f)	Represents amounts recorded in connection with a derivative transaction entered into with Ally Financial as the counterparty.

Note 33. Transactions with MLC

Automotive

In connection with the 363 Sale, we and MLC entered into a Transition Services Agreement (TSA), pursuant to which, among other things, we provided MLC with certain transition services and support functions in connection with their operation and ultimate liquidation in bankruptcy. MLC is required to pay the applicable usage fees specified with respect to various types of services under the TSA. Types of services provided under the TSA included: (1) property management; (2) assistance in idling certain facilities; (3) provisions of access rights and storage of personal property at certain facilities; (4) security; (5) administrative services including accounting, treasury and tax; (6) purchasing; (7) information systems and services support; (8) communication services to the public; and (9) splinter union services including payroll and benefits administration. Services MLC provides to us under the TSA include: (1) provisions of access rights and storage of personal property at certain facilities; (2) assistance in obtaining certain permits and consents to permit us to own and operate purchased assets in connection with the 363 Sale; (3) allowing us to manage and exercise our rights under the TSA; and (4) use of certain real estate and equipment while we are in negotiation to assume or renegotiate certain leases or enter into agreements to purchase certain lease-related assets. At December 31, 2010 we are not obligated to provide any services under the TSA.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 1, 2010 we completed the acquisition of the Strasbourg transmission business from MLC. The purchase price was one Euro. Refer to Note 5 for additional information on the acquisition of GMS.

Statement of Operations

The following table summarizes the income statements effect of transactions with MLC (dollars in millions):

	Successor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009
Automotive cost of sales (a)	$(19)	$(8)
Interest income and other non-operating income, net	$—	$1

(a)	Primarily related to royalty income partially offset by reimbursements for engineering expenses incurred by MLC.

Balance Sheet

The following table summarizes the balance sheets effect of transactions with MLC (dollars in millions):

	Successor
	December 31, 2010	December 31, 2009
Accounts and notes receivable, net (a)	$—	$16
Other assets	$—	$1
Accounts payable (a)	$1	$59
Accrued liabilities	$—	$(1)

(a)	Primarily related to the purchase and sale of component parts.

Cash Flow

The following table summarizes the cash flow effects of transactions with MLC (dollars in millions):

	Successor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009
Operating — Automotive (a)	$(148)	$(88)
Financing — Automotive (b)	$5	$25

(a)	Primarily includes payments to MLC related to the purchase and the sale of component parts.

(b)	Payments received from a facility in Strasbourg, France that MLC retained and we subsequently acquired in October 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 34. Supplementary Quarterly Financial Information (Unaudited)

Consolidated

The following tables summarize supplementary quarterly financial information (dollars in millions, except per share amounts):

	Successor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Total net sales and revenue	$31,476	$33,174	$34,060	$36,882
Automotive gross margin	$3,885	$4,415	$4,592	$3,627
Net income	$1,196	$1,612	$2,223	$1,472
Net income attributable to common stockholders	$865	$1,334	$1,959	$510
Net income attributable to common stockholders, per share, basic	$0.58	$0.89	$1.31	$0.34
Net income attributable to common stockholders, per share, diluted	$0.55	$0.85	$1.20	$0.31

	Successor		Predecessor
	July 10, 2009 Through September 30, 2009	4th Quarter	1st Quarter	2nd Quarter	July 1, 2009 Through July 9, 2009
2009
Total net sales and revenue	$25,147	$32,327	$22,431	$23,047	$1,637
Automotive gross margin (loss)	$1,593	$(500)	$(2,180)	$(6,337)	$(182)
Net income (loss)	$(571)	$(3,215)	$(5,899)	$(13,237)	$128,139
Net income (loss) attributable to common stockholders	$(908)	$(3,520)	$(5,975)	$(12,905)	$127,998
Net income (loss) attributable to common stockholders, per share, basic	$(0.73)	$(2.84)	$(9.78)	$(21.12)	$209.49
Net income (loss) attributable to common stockholders, per share, diluted	$(0.73)	$(2.84)	$(9.78)	$(21.12)	$209.38

GM

Results for the three months ended December 31, 2010 included:

•	A charge of $677 million related to our purchase of 84 million shares of Series A Preferred Stock from the UST.

•	A reversal of our $231 million liability for contingently issuable Adjustment Shares based on a revised assessment of the estimate of allowed general unsecured claims against MLC.

•	A gain of $198 million related to our repayment of the VEBA Notes of $2.8 billion.

•	Restructuring reserve decrease of $183 million in GMNA primarily related to capacity actions and revisions to productivity initiatives.

•	Restructuring charges and interest accretion and other of $154 million in GME primarily related to separation programs announced in Belgium, Spain, Germany and the United Kingdom.

•

Income before income taxes and equity income and net income of $129 million and $90 million related to the October 1, 2010 acquisition of GM Financial including net income of $10 million related to amounts recorded to reflect the changes in the valuation allowance on deferred tax assets that were not applicable to GM Financial on a stand-alone basis.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results for the three months ended September 30, 2010 included:

•	Restructuring charges and interest accretion and other of $153 million in GME primarily related to separation programs announced in Belgium, Spain, Germany and the United Kingdom.

•	Impairment charges of $140 million related to product-specific tooling assets in GMNA.

Results for the three months ended June 30, 2010 included:

•	Restructuring charges and interest accretion and other of $235 million in GME primarily related to separation programs announced in Belgium, the United Kingdom and Germany.

•	Charge of $200 million relating to a recall campaign on windshield fluid heaters.

Results for the three months ended March 31, 2010 included:

•

Restructuring charges and interest accretion and other of $305 million in GME primarily related to separation programs announced in Belgium and Spain. These charges were partially offset by a favorable adjustment of $104 million related to GMNA restructuring reserves due to increased production capacity utilization, which resulted in the recall of idled employees to fill added shifts at multiple U.S. production sites.

Results for the three months ended December 31, 2009 included:

•	Impairment charges of $270 million related to our investment in Ally Financial common stock.

•	Settlement loss of $2.6 billion related to the 2009 UAW Settlement Agreement.

Results for the period July 10, 2009 through September 30, 2009 included:

•	Charges of $195 million related to dealer wind-down agreements.

Old GM

Results for the period July 1, 2009 through July 9, 2009 included:

•	Accelerated debt discount amortization of $600 million on the DIP Facility.

•	Reorganization gains, net of $129.3 billion. Refer to Note 2 for additional information on these gains.

•	Charges of $398 million related to dealer wind-down agreements.

Results for the three months ended June 30, 2009 included:

•	Gain of $2.5 billion on the disposition of Ally Financial Common Membership Interests partially offset by a loss on extinguishment of the UST Ally Financial Loan of $2.0 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Accelerated debt discount amortization of $1.6 billion on the DIP Facility.

•	Charges of $1.9 billion related to U.S. salaried and hourly headcount reduction programs.

•	Restructuring charges of $1.1 billion related to SUB and TSP.

•	Reorganization costs of $1.1 billion, primarily related to loss on extinguishment of debt of $958 million.

•	Impairment charges of $239 million related to product-specific tooling assets.

Results for the three months ended March 31, 2009 included:

•	Old GM amended the terms of its U.S. term loan and recorded a gain of $906 million on the extinguishment of the original loan facility.

•	Upon Saab’s filing for reorganization, Old GM recorded charges of $618 million related to its net investment in, and advances to, Saab and other commitments and obligations.

•	Impairment charges of $327 million related to product-specific tooling assets and cancelled powertrain programs.

Note 35. Segment Reporting

Consolidated

We design, build and sell cars, trucks and parts worldwide. We also conduct our automotive finance operations through GM Financial. We manage our operations through our five segments: GMNA, GME, GMIO, GMSA and GM Financial. Each segment has a manager responsible for executing our strategies. Our automotive manufacturing operations are integrated within the segments, benefit from broad-based trade agreements and are subject to regulatory requirements, such as Corporate Average Fuel Economy (CAFE) regulations. While not all vehicles within a segment are individually profitable on a fully loaded cost basis, those vehicles are needed in our product mix in order to attract customers to dealer showrooms and to maintain sales volumes for other, more profitable vehicles. Because of these factors, we do not manage our business on an individual brand or vehicle basis. The chief operating decision maker evaluates the operating results and performance of our automotive segments through Income (loss) before interest and income taxes and evaluates GM Financial through Income (loss) before income taxes.

In the year ended December 31, 2010 we changed our managerial and financial reporting structure so that certain entities geographically located within Russia and Uzbekistan were transferred from our GME segment to our GMIO segment, and certain entities geographically located in Brazil, Argentina, Colombia, Ecuador, Venezuela, Bolivia, Chile, Paraguay, Peru and Uruguay were transferred from our GMIO segment to our newly created GMSA segment. We have retrospectively revised the segment presentation for all periods presented.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the following four brands:

• Buick	• Cadillac	• Chevrolet	• GMC

The demands of customers outside of North America are primarily met with vehicles developed, manufactured and/or marketed under the following brands:

• Buick	• Daewoo	• Holden	• Opel
• Cadillac	• GMC	• Isuzu	• Vauxhall
• Chevrolet

At December 31, 2010 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, including GM Daewoo, SGM, SGMW, FAW-GM and HKJV. In January 2011 GM Daewoo announced it will be changing its name to GM Korea and will sell most of its cars under the Chevrolet brand. These companies design, manufacture and market vehicles under the following brands:

• Buick	• Daewoo	• GMC	• Jiefang
• Cadillac	• FAW	• Holden	• Wuling
• Chevrolet

Nonsegment operations are classified as Corporate and Corporate assets, liabilities and results of operations are a component of Total Automotive in our consolidated financial statements. Corporate includes investments in Ally Financial, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, certain nonsegment specific revenues and expenses, including costs related to the Delphi Benefit Guarantee Agreements and a portfolio of automotive retail leases.

All intersegment balances and transactions have been eliminated in consolidation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize key financial information by segment (dollars in millions):

	Successor
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial (a)	Eliminations	Total
At and For the Year Ended December 31, 2010
Sales
External customers	$79,514	$22,868	$17,730	$15,030	$—	$—	$135,142	$—	$—	$135,142
Financing operations Revenue	—	—	—	—	—	—	—	281	—	281
Intersegment	3,521	1,208	3,740	314	—	(8,783)	—	—	—	—
Other revenue	—	—	—	35	134	—	169	—	—	169

Total net sales and revenue	$83,035	$24,076	$21,470	$15,379	$134	$(8,783)	$135,311	$281	$—	$135,592

Income (loss) before interest and income taxes	$5,748	$(1,764)	$2,262	$818	$389	$(105)	$7,348	$166	$—	$7,514

Corporate interest income					465			—	—	465
Interest expense					1,098			37	—	1,135

Income (loss) before income taxes					(244)			129	$—	6,844

Income tax expense					633			39		672

Net income (loss) attributable to stockholders					$(877)			$90		$6,172

Equity in net assets of nonconsolidated affiliates	$2,094	$8	$6,427	$—	$—	$—	$8,529	$—	$—	$8,529
Total assets	$76,285	$18,375	$19,655	$12,964	$35,141	$(34,418)	$128,002	$10,940	$(44)	$138,898
Expenditures for property	$2,380	$634	$729	$411	$46	$—	$4,200	$2	$—	$4,202
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$4,434	$1,476	$349	$496	$168	$—	$6,923	$7	$—	$6,930
Equity income (loss), net of tax	$120	$11	$1,307	$(2)	$2	$—	$1,438	$—	$—	$1,438
Significant noncash charges (gains)
Net contingent Adjustment Shares	$—	$—	$—	$—	$(162)	$—	$(162)	$—	$—	$(162)
Gain on acquisition of GMS	—	(66)	—	—	—	—	(66)	—	—	(66)
Reversal of valuation allowances against deferred tax assets (b)	—	—	—	—	(63)	—	(63)	—	—	(63)
Impairment charges related to product-specific tooling assets	234	—	6	—	—	—	240	—	—	240
Impairment charges related to equipment on operating leases	—	49	—	—	—	—	49	—	—	49

Total significant noncash charges (gains)	$234	$(17)	$6	$—	$(225)	$—	$(2)	$—	$—	$(2)

(a)	The financial information presented for our GM Financial segment includes adjustments made to decrease Income tax expense and increase Net income (loss) attributable to stockholders by $10 million and increase Total assets by $22 million to record the effect of changes in the valuation allowance on deferred tax assets that were not applicable to GM Financial on a stand-alone basis.
(b)	Amounts exclude changes related to income tax expense (benefit) in jurisdictions with a full valuation allowance throughout the period.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive
At and For the Period July 10, 2009 Through December 31, 2009
Sales
External customers	$31,454	$11,340	$7,221	$7,314	$—	$—	$57,329
Intersegment	972	139	1,346	81	—	(2,538)	—
Other revenue	—	—	—	4	141	—	145

Total net sales and revenue	$32,426	$11,479	$8,567	$7,399	$141	$(2,538)	$57,474

Income (loss) before interest and income taxes	$(4,820)	$(814)	$789	$417	$(314)	$(45)	$(4,787)

Interest income					184		184
Interest expense					694		694
Income tax expense (benefit)					(1,000)		(1,000)

Net income (loss) attributable to stockholders					$176		$(4,297)

Equity in net assets of nonconsolidated affiliates	$1,928	$180	$5,798	$3	$27	$—	$7,936
Total assets	$78,719	$18,824	$17,530	$11,295	$36,475	$(26,548)	$136,295
Expenditures for property	$911	$547	$272	$131	$1	$—	$1,862
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$2,732	$938	$237	$224	$110	$—	$4,241
Equity income (loss), net of tax	$(7)	$8	$495	$1	$—	$—	$497
Significant noncash charges (gains)
Contingent Adjustment Shares	$—	$—	$—	$—	$162	$—	$162
Reversal of valuation allowances against deferred tax assets (a)	—	—	—	—	(63)	—	(63)
Impairment charges related to investment in Ally Financial common stock	—	—	—	—	270	—	270
UAW OPEB healthcare settlement	2,571	—	—	—	—	—	2,571

Total significant noncash charges	$2,571	$—	$—	$—	$369	$—	$2,940

(a)	Amounts exclude changes related to income tax expense (benefit) in jurisdictions with a full valuation allowance throughout the period.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive
For the Period January 1, 2009 Through July 9, 2009
Sales
External customers	$23,490	$12,419	$5,194	$5,684	$—	$—	$46,787
Intersegment	701	133	1,024	51	—	(1,909)	—
Other revenue	—	—	—	1	327	—	328

Total net sales and revenue	$24,191	$12,552	$6,218	$5,736	$327	$(1,909)	$47,115

Income (loss) before interest and income taxes	$(11,092)	$(2,815)	$(486)	$(454)	$127,981	$63	$113,197

Interest income					183		183
Interest expense					5,428		5,428
Income tax expense (benefit)					(1,166)		(1,166)

Net income attributable to stockholders					$123,902		$109,118

Expenditures for property	$2,282	$795	$279	$137	$24	$—	$3,517
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$4,759	$1,492	$386	$94	$142	$—	$6,873
Equity in income of and disposition of interest in Ally Financial	$—	$—	$—	$—	$1,380	$—	$1,380
Equity income (loss), net of tax	$(277)	$3	$334	$—	$1	$—	$61
Significant noncash charges (gains)
Gain on extinguishment of debt	$—	$—	$—	$—	$(906)	$—	$(906)
Loss on extinguishment of UST Ally Financial Loan	—	—	—	—	1,994	—	1,994
Gain on conversion of UST Ally Financial Loan	—	—	—	—	(2,477)	—	(2,477)
Reversal of valuation allowances against deferred tax assets (a)	—	—	—	—	(751)	—	(751)
Impairment charges related to equipment on operating leases	11	36	—	—	16	—	63
Impairment charges related to long-lived assets	320	237	7	2	—	—	566
Reorganization gains, net (b)	—	—	—	—	(128,563)	—	(128,563)

Total significant noncash charges (gains)	$331	$273	$7	$2	$(130,687)	$—	$(130,074)

(a)	Amounts exclude changes related to income tax expense (benefit) in jurisdictions with a full valuation allowance throughout the period.
(b)	Refer to Note 2 for additional information on Reorganization gains, net.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive
For the Year Ended December 31, 2008
Sales
External customers	$82,938	$32,440	$18,181	$14,173	$—	$—	$147,732
Intersegment	3,249	2,207	5,869	308	—	(11,633)	—
Other revenue	—	—	—	41	1,206	—	1,247

Total net sales and revenue	$86,187	$34,647	$24,050	$14,522	$1,206	$(11,633)	$148,979

Income (loss) before interest and income taxes	$(12,203)	$(2,625)	$(555)	$1,076	$(13,041)	$41	$(27,307)

Interest income					655		655
Interest expense					2,525		2,525
Income tax expense					1,766		1,766

Net income (loss) attributable to stockholders					$(16,677)		$(30,943)

Expenditures for property	$4,242	$1,345	$1,063	$343	$537	$—	$7,530
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$5,910	$2,353	$700	$243	$808	$—	$10,014
Equity in income (loss) of and disposition of interest in Ally Financial	$—	$—	$—	$—	$(6,183)	$—	$(6,183)
Equity income (loss), net of tax	$(201)	$31	$354	$—	$2	$—	$186
Significant noncash charges (gains)
Impairment charges related to investment in Ally Financial Common Membership Interests	$—	$—	$—	$—	$7,099	$—	$7,099
Impairment charges related to investment in Ally Financial Preferred Membership Interests	—	—	—	—	1,001	—	1,001
Impairment charges related to equipment on operating leases	380	222	—	—	157	—	759
Impairment charges related to investments in NUMMI and CAMI	119	—	—	—	—	—	119
Other than temporary impairment charges related to debt and equity securities	47	—	—	—	15	—	62
Impairment charges related to goodwill	154	456	—	—	—	—	610
Impairment charges related to long-lived assets	411	497	94	8	—	—	1,010
Net curtailment gain related to finalization of Settlement Agreement	(4,901)	—	—	—	—	—	(4,901)
Salaried post-65 healthcare settlement	1,704	—	—	—	—	—	1,704
CAW settlement	340	—	—	—	—	—	340
Valuation allowances against deferred tax assets (a)	—	—	—	—	1,450	—	1,450

Total significant noncash charges (gains)	$(1,746)	$1,175	$94	$8	$9,722	$—	$9,253

(a)	Amounts exclude changes related to income tax expense (benefit) in jurisdictions with a full valuation allowance throughout the period.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Automotive revenue is attributed to geographic areas based on the country in which the product is sold, except for revenue from certain joint ventures. In such case, the revenue is attributed based on the geographic location of the joint venture. Automotive Financing revenue is attributed to the geographic area where the financing is originated. The following table summarizes information concerning principal geographic areas (dollars in millions):

	Successor				Predecessor
	At and For the Year Ended December 31, 2010		At and For the Period July 10, 2009 Through December 31, 2009		At and For the Period January 1, 2009 Through July 9, 2009		At and For the Year Ended December 31, 2008
	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets
North America
U.S.	$72,736	$10,351	$28,007	$10,245	$21,152	$20,742	$75,382	$25,105
Canada and Mexico	10,195	2,773	4,682	3,031	3,486	5,943	12,983	5,898
GM Financial
U.S.	279	46	—	—	—	—	—	—
Canada	2	1	—	—	—	—	—	—
Europe
France	1,820	63	923	17	1,024	67	2,629	264
Germany	5,004	1,852	2,851	2,299	3,817	3,670	6,663	4,013
Italy	2,509	176	1,119	192	1,221	169	3,169	183
Spain	1,398	665	862	778	609	1,206	1,711	1,230
United Kingdom	5,253	761	2,531	815	2,749	1,189	7,142	1,066
Other European Countries	6,905	764	3,046	839	3,024	1,821	11,195	2,402
Asia
Korea	7,301	1,519	3,014	982	2,044	1,941	7,131	2,115
Thailand	561	341	166	151	103	383	560	395
Other Asian Countries	482	74	575	47	435	347	1,098	309
South America
Argentina	1,215	183	436	195	363	131	1,147	120
Brazil	9,513	1,425	4,910	1,142	3,347	1,081	8,329	890
Venezuela	1,130	47	850	46	981	43	2,107	43
Other South American Countries	3,220	166	1,136	157	984	102	2,653	72
All Other Geographic Locations	6,069	643	2,366	481	1,776	1,158	5,080	1,144

Total consolidated	$135,592	$21,850	$57,474	$21,417	$47,115	$39,993	$148,979	$45,249

The following table summarizes the aggregation of principal geographic information by U.S. and non-U.S. (dollars in millions):

	Successor				Predecessor
	At and For the Year Ended December 31, 2010		At and For the Period July 10, 2009 Through December 31, 2009		At and For the Period January 1, 2009 Through July 9, 2009		At and For the Year Ended December 31, 2008
	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets
U.S.	$73,015	$10,397	$28,007	$10,245	$21,152	$20,742	$75,382	$25,105
Non-U.S.	62,577	11,453	29,467	11,172	25,963	19,251	73,597	20,144

Total U.S. and non-U.S.	$135,592	$21,850	$57,474	$21,417	$47,115	$39,993	$148,979	$45,249

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 36. Supplemental Information for Consolidated Statements of Cash Flows

Consolidated

The following table summarizes the sources (uses) of cash provided by changes in other operating assets and liabilities (dollars in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
Accounts receivable	$(641)	$660	$(268)	$1,315
Prepaid expenses and other deferred charges	299	315	1,416	(287)
Inventories	(2,229)	(315)	3,509	77
Accounts payable	2,259	5,363	(8,846)	(4,556)
Income taxes payable	51	401	606	1,044
Accrued liabilities and other liabilities	(92)	(3,225)	(6,815)	1,607
Fleet rental — acquisitions	(3,625)	(1,198)	(961)	(4,157)
Fleet rental — liquidations	2,997	1,371	1,130	5,051

Total	$(981)	$3,372	$(10,229)	$94

Cash paid for interest — Automotive	$1,001	$618	$2,513	$2,484

Cash paid for interest — GM Financial	66

Total cash paid for interest	$1,067

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

Our management, with the participation of our Chairman and CEO and our Vice Chairman and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2010. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2010.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2010, utilizing the criteria discussed in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2010.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2010. The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Remediation and Changes in Internal Controls

In our 2009 Annual Report on Form 10-K, we identified a material weakness because we did not maintain effective controls over the period-end financial reporting process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In 2009, significant activities were performed in remediating the material weakness. However, we were not able to sufficiently test the operating effectiveness of certain remediated internal controls given the limited time that controls were in operation. During 2010, management led various initiatives to further enhance our controls over period-end financial reporting, including training and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

enhanced procedures related to the preparation of the statement of cash flows, to help ensure controls over the period-end financial reporting process would operate as they had been designed and deployed during the 2009 material weakness remediation efforts. Based upon the actions taken and our testing and evaluation of the effectiveness of our internal controls, we have concluded the material weakness related to controls over the period-end financial reporting process no longer existed as of December 31, 2010.

Other than as previously discussed, there have not been any other changes in our internal control over financial reporting in the three months ended December 31, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ DANIEL F. AKERSON	/s/ CHRISTOPHER P. LIDDELL
Daniel F. Akerson Chairman and Chief Executive Officer	Christopher P. Liddell Vice Chairman and Chief Financial Officer

March 1, 2011	March 1, 2011

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

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to the Corporation’s directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and Chief Accounting Officer and any other persons performing similar functions. The text of our code of ethics, “Winning With Integrity,” has been posted on our website at http://investor.gm.com at Investors — Corporate Governance.” We will provide a copy of the code of ethics without charge upon request to Corporate Secretary, General Motors Company, Mail Code 482-C25-A36, 300 Renaissance Center, P.O. Box 300, Detroit, MI 48265-3000.

*  *  *  *  *  *  *

Items 10, 11, 12, 13, and 14

Information required by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2010 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except the information required by Item 10 with respect to our code of ethics in Item 10 above and disclosure of our executive officers, which is included in Item 1 of Part I of this report.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART IV

ITEM 15. Exhibits and Financial Statement Schedule

(a)	1. All Financial Statements and Supplemental Information

2.	Financial Statement Schedule II — Valuation and Qualifying Accounts

3.	Exhibits

(b)	Exhibits

Exhibit Number	Exhibit Name
3.1	Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010	Incorporated by Reference

3.2	Bylaws of General Motors Company, dated December 7, 2010, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010	Incorporated by Reference

4.1	Certificate of Designations of Series A Fixed Rate Cumulative Perpetual Preferred Stock of General Motors Company, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

4.2	Certificate of Designations of 4.75% Series B Mandatory Convertible Junior Preferred Stock of General Motors Company	Incorporated by Reference

10.1†	Second Amended and Restated Secured Credit Agreement among General Motors Company, as Borrower, the Guarantors, and the United States Department of the Treasury, as Lender, dated August 12, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010	Incorporated by Reference

10.2†	Assignment and Assumption Agreement and Third Amendment to Second Amended and Restated Secured Credit Agreement among General Motors LLC, General Motors Holdings LLC, General Motors Company and the United States Department of the Treasury, as Lender, dated as of October 19, 2009, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010	Incorporated by Reference

10.3	Letter Agreement regarding the Second Amended and Restated Secured Credit Agreement among General Motors Holdings LLC, as Borrower, the Guarantors, and the United States Department of the Treasury, as Lender, dated September 22, 2010, incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed September 23, 2010	Incorporated by Reference

10.4†	Credit Agreement, dated as of October 27, 2010, among the General Motors Holdings LLC, the lenders party thereto, Citibank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.3 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed November 3, 2010	Incorporated by Reference

10.5†	Second Amended and Restated Loan Agreement by and among General Motors of Canada Limited, as Borrower, and the other loan parties and Export Development Canada, as Lender, dated July 10, 2009, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010	Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.6	Amendment to Second Amended and Restated Loan Agreement by and among General Motors of Canada Limited, as Borrower, and the other loan parties and Export Development Canada, as Lender, dated October 15, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed October 23, 2009	Incorporated by Reference

10.7	Settlement Agreement dated as of September 10, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed September 17, 2009	Incorporated by Reference

10.8	Agreement, dated as of October 15, 2009 between General Motors Company (fka General Motors Holding Company), General Motors LLC (fka General Motors Company) and Motors Liquidation Company, incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.9	Stockholders Agreement, dated as of October 15, 2009 between General Motors Company, the United States Department of the Treasury, Canada GEN Investment Corporation (fka 7176384 Canada Inc.), the UAW Retiree Medical Benefits Trust, and, for limited purposes, General Motors LLC, incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.10	Equity Registration Rights Agreement, dated as of October 15, 2009, between General Motors Company, the United States Department of Treasury, Canada GEN Investment Corporation (fka 7176384 Canada Inc.), the UAW Retiree Medical Benefits Trust, Motors Liquidation Company, and, for limited purposes, General Motors LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Motors Liquidation Company filed October 21, 2009	Incorporated by Reference

10.11	Letter Agreement regarding Equity Registration Rights Agreement, dated October 21, 2010, among General Motors Company, the United States Department of Treasury, Canada GEN Investment Corporation, the UAW Retiree Medical Benefits Trust and Motors Liquidation Company, incorporated herein by reference to Exhibit 10.43 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed November 3, 2010	Incorporated by Reference

10.12	Master Disposition Agreement among Delphi Corporation, GM Components Holdings, LLC, General Motors Company, Motors Liquidation Company (fka General Motors Corporation), DIP Holdco 3, LLC, and the other sellers and other buyers party thereto dated July 26, 2009, incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of General Motors Company filed August 7, 2009	Incorporated by Reference

10.13	Investment Commitment Agreement by and among Silver Point Capital Fund, LP, Silver Point Capital Offshore Fund, Ltd., Elliott Associates, LP, DIP Holdco 3, LLC, and General Motors Company dated July 26, 2009, incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of General Motors Company filed August 7, 2009	Incorporated by Reference

10.14	Amended and Restated Global Settlement Agreement Between Delphi Corporation and General Motors Corporation, Dated September 12, 2008, incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Motors Liquidation Company filed November 10, 2008	Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.15	UAW Retiree Settlement Agreement, dated July 10, 2009, between General Motors Company and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the UAW), with the UAW also entering into the agreement as the authorized representative of certain persons receiving retiree benefits pursuant to collectively bargained plans, programs and/or agreement between General Motors Company and the UAW, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

10.16	Form of Compensation Statement, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

10.17	Summary of Employment Arrangement between General Motors Company and Daniel F. Akerson, incorporated herein by reference to Item 5.02 of the Current Report on Form 8-K of General Motors Company filed September 10, 2010	Incorporated by Reference

10.18	Employment Agreement for Christopher P. Liddell, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Motors Company filed May 17, 2010	Incorporated by Reference

10.19	Summary of Consulting Arrangement between General Motors Company and Stephen J. Girsky, incorporated herein by reference to Item 1.01 of the Current Report on Form 8-K of General Motors Company filed January 15, 2010	Incorporated by Reference

10.20	Summary of Employment Arrangement between General Motors Company and Stephen J. Girsky, incorporated herein by reference to Item 1.01 of the Current Report on Form 8-K of General Motors Company filed March 5, 2010	Incorporated by Reference

10.21	Summary of Employment Arrangement between General Motors Company and Edward E. Whitacre, Jr., incorporated herein by reference to Item 5.02 of the Current Report on Form 8-K of General Motors Company filed February 19, 2010	Incorporated by Reference

10.22	Summary of Fee Arrangement between General Motors Company and Edward E. Whitacre, Jr., incorporated herein by reference to Item 5.02 of the Current Report on Form 8-K of General Motors Company filed September 10, 2010	Incorporated by Reference

10.23	General Motors Executive Retirement Plan, as amended August 2, 2010, incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed October 14, 2010	Incorporated by Reference

10.24	General Motors Company 2009 Long-Term Incentive Plan, as amended December 22, 2010	Filed Herewith

10.25	General Motors Company Salary Stock Plan, as amended October 5, 2010, incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed October 14, 2010	Incorporated by Reference

10.26	General Motors Company Short Term Incentive Plan, incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed October 14, 2010	Incorporated by Reference

10.27	Form of Restricted Stock Unit Grant made to top 25 highly compensated employees under General Motors Company 2009 Long-Term Incentive Plan, as Amended March 1, 2010, incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.28	Form of Restricted Stock Unit Grant (Cash Settlement) made to top 25 highly compensated employees under General Motors Company 2009 Long-Term Incentive Plan, as Amended March 1, 2010, incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

10.29	Form of Restricted Stock Unit Grant made to certain executive officers, incorporated herein by reference to Exhibit 10.a to the Quarterly Report on Form 10-Q of Motors Liquidation Company filed May 8, 2008	Incorporated by Reference

10.30	Form of General Motors Company 2010 Equity Grant Award Agreement	Filed Herewith

10.31	Form of General Motors Company March 15, 2010 Restricted Stock Unit Grant Agreement, as amended December 31, 2010	Filed Herewith

10.32	General Motors Company Vehicle Operations — Senior Management Vehicle Program (SMVP) Supplement, revised December 15, 2005, incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of Motors Liquidation Company filed March 28, 2006	Incorporated by Reference

10.33†	Amended and Restated United States Consumer Financing Services Agreement between GMAC LLC and General Motors Corporation dated May 22, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010	Incorporated by Reference

10.34†	Amended and Restated Master Services Agreement between GMAC LLC and General Motors Corporation dated May 22, 2009, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010	Incorporated by Reference

10.35	Agreement, dated as of October 22, 2001, between General Motors Corporation and General Motors Acceptance Corporation, incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of Motors Liquidation Company filed March 28, 2006	Incorporated by Reference

10.36	United States Consumer Agreement, dated as of November 30, 2006, between General Motors Corporation and GMAC LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Motors Liquidation Company filed November 30, 2006	Incorporated by Reference

10.37	Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $30 original ($10 after stock split) exercise price and a July 10, 2016 expiration date, incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

10.38	Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $55 original ($18.33 after stock split) exercise price and a July 10, 2019 expiration date, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.39	Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $126.92 original ($42.31 after stock split) exercise price and a December 31, 2015 expiration date, incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

10.40	Amended and Restated Master Sale and Purchase Agreement, dated June 26, 2009, between General Motors Corporation, Saturn LLC, Saturn Distribution Corporation, Chevrolet-Saturn of Harlem, Inc., and General Motors Company (fka NGMCO, Inc.), incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Motors Liquidation Company filed July 2, 2009	Incorporated by Reference

10.41	First Amendment to Amended and Restated Master Sale and Purchase Agreement, dated June 30, 2009, between General Motors Corporation, Saturn LLC, Saturn Distribution Corporation, Chevrolet-Saturn of Harlem, Inc., and General Motors Company (fka NGMCO, Inc.), incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Motors Liquidation Company filed July 8, 2009	Incorporated by Reference

10.42	Second Amendment to Amended and Restated Master Sale and Purchase Agreement, dated July 5, 2009, between General Motors Corporation, Saturn LLC, Saturn Distribution Corporation, Chevrolet-Saturn of Harlem, Inc., and General Motors Company (fka NGMCO, Inc.), incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K of Motors Liquidation Company filed July 8, 2009	Incorporated by Reference

10.43	Letter Agreement regarding Series A Purchase, dated October 27, 2010, between General Motors Company and the United States Department of the Treasury, incorporated herein by reference to Item 10.42 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed September 28, 2010	Incorporated by Reference

10.44	Registration Rights Agreement, dated as of January 13, 2011, by and among General Motors Company, Evercore Trust Company, N.A., as trustee of the General Motors Special Hourly-Rate Employees Pension Trust, and Evercore Trust Company, N.A., as trustee of the General Motors Special Salaried Employees Pension Trust	Filed Herewith

10.45	Stockholders Agreement, dated as of January 13, 2011, by and among General Motors Company, Evercore Trust Company, N.A., as trustee of the General Motors Special Hourly-Rate Employees Pension Trust, and Evercore Trust Company, N.A., as trustee of the General Motors Special Salaried Employees Pension Trust	Filed Herewith

12	Computation of Ratios of Earnings to Fixed Charges for the Year Ended December 31, 2010, the Periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009 and for the Years Ended December 31, 2008, 2007 and 2006	Filed Herewith

21	Subsidiaries of the Registrant as of December 31, 2010	Filed Herewith

24	Power of Attorney for Directors of General Motors Company	Filed Herewith

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99.1	Consolidated Financial Statements of Ally Financial Inc. (fka GMAC Inc.) and subsidiaries at December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010	Filed Herewith

99.2	Principal Executive Officer and Principal Financial Officer Executive Privileges and Compensation Certificate	Filed Herewith

†	Certain confidential portions have been omitted pursuant to a request for confidential treatment, which has been separately filed with the Securities and Exchange Commission.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit Name
3.1	Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010	Incorporated by Reference

3.2	Bylaws of General Motors Company, dated December 7, 2010, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010	Incorporated by Reference

4.1	Certificate of Designations of Series A Fixed Rate Cumulative Perpetual Preferred Stock of General Motors Company, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

4.2	Certificate of Designations of 4.75% Series B Mandatory Convertible Junior Preferred Stock of General Motors Company	Incorporated by Reference

10.1†	Second Amended and Restated Secured Credit Agreement among General Motors Company, as Borrower, the Guarantors, and the United States Department of the Treasury, as Lender, dated August 12, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010	Incorporated by Reference

10.2†	Assignment and Assumption Agreement and Third Amendment to Second Amended and Restated Secured Credit Agreement among General Motors LLC, General Motors Holdings LLC, General Motors Company and the United States Department of the Treasury, as Lender, dated as of October 19, 2009, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010	Incorporated by Reference

10.3	Letter Agreement regarding the Second Amended and Restated Secured Credit Agreement among General Motors Holdings LLC, as Borrower, the Guarantors, and the United States Department of the Treasury, as Lender, dated September 22, 2010, incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed September 23, 2010	Incorporated by Reference

10.4†	Credit Agreement, dated as of October 27, 2010, among the General Motors Holdings LLC, the lenders party thereto, Citibank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.3 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed November 3, 2010	Incorporated by Reference

10.5†	Second Amended and Restated Loan Agreement by and among General Motors of Canada Limited, as Borrower, and the other loan parties and Export Development Canada, as Lender, dated July 10, 2009, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010	Incorporated by Reference

10.6	Amendment to Second Amended and Restated Loan Agreement by and among General Motors of Canada Limited, as Borrower, and the other loan parties and Export Development Canada, as Lender, dated October 15, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed October 23, 2009	Incorporated by Reference

10.7	Settlement Agreement dated as of September 10, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed September 17, 2009	Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.8	Agreement, dated as of October 15, 2009 between General Motors Company (fka General Motors Holding Company), General Motors LLC (fka General Motors Company) and Motors Liquidation Company, incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.9	Stockholders Agreement, dated as of October 15, 2009 between General Motors Company, the United States Department of the Treasury, Canada GEN Investment Corporation (fka 7176384 Canada Inc.), the UAW Retiree Medical Benefits Trust, and, for limited purposes, General Motors LLC, incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009	Incorporated by Reference

10.10	Equity Registration Rights Agreement, dated as of October 15, 2009, between General Motors Company, the United States Department of Treasury, Canada GEN Investment Corporation (fka 7176384 Canada Inc.), the UAW Retiree Medical Benefits Trust, Motors Liquidation Company, and, for limited purposes, General Motors LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Motors Liquidation Company filed October 21, 2009	Incorporated by Reference

10.11	Letter Agreement regarding Equity Registration Rights Agreement, dated October 21, 2010, among General Motors Company, the United States Department of Treasury, Canada GEN Investment Corporation, the UAW Retiree Medical Benefits Trust and Motors Liquidation Company, incorporated herein by reference to Exhibit 10.43 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed November 3, 2010	Incorporated by Reference

10.12	Master Disposition Agreement among Delphi Corporation, GM Components Holdings, LLC, General Motors Company, Motors Liquidation Company (fka General Motors Corporation), DIP Holdco 3, LLC, and the other sellers and other buyers party thereto dated July 26, 2009, incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K of General Motors Company filed August 7, 2009	Incorporated by Reference

10.13	Investment Commitment Agreement by and among Silver Point Capital Fund, LP, Silver Point Capital Offshore Fund, Ltd., Elliott Associates, LP, DIP Holdco 3, LLC, and General Motors Company dated July 26, 2009, incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of General Motors Company filed August 7, 2009	Incorporated by Reference

10.14	Amended and Restated Global Settlement Agreement Between Delphi Corporation and General Motors Corporation, Dated September 12, 2008, incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Motors Liquidation Company filed November 10, 2008	Incorporated by Reference

10.15	UAW Retiree Settlement Agreement, dated July 10, 2009, between General Motors Company and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the UAW), with the UAW also entering into the agreement as the authorized representative of certain persons receiving retiree benefits pursuant to collectively bargained plans, programs and/or agreement between General Motors Company and the UAW, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

10.16	Form of Compensation Statement, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name

10.17	Summary of Employment Arrangement between General Motors Company and Daniel F. Akerson, incorporated herein by reference to Item 5.02 of the Current Report on Form 8-K of General Motors Company filed September 10, 2010	Incorporated by Reference

10.18	Employment Agreement for Christopher P. Liddell, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Motors Company filed May 17, 2010	Incorporated by Reference

10.19	Summary of Consulting Arrangement between General Motors Company and Stephen J. Girsky, incorporated herein by reference to Item 1.01 of the Current Report on Form 8-K of General Motors Company filed January 15, 2010	Incorporated by Reference

10.20	Summary of Employment Arrangement between General Motors Company and Stephen J. Girsky, incorporated herein by reference to Item 1.01 of the Current Report on Form 8-K of General Motors Company filed March 5, 2010	Incorporated by Reference

10.21	Summary of Employment Arrangement between General Motors Company and Edward E. Whitacre, Jr., incorporated herein by reference to Item 5.02 of the Current Report on Form 8-K of General Motors Company filed February 19, 2010	Incorporated by Reference

10.22	Summary of Fee Arrangement between General Motors Company and Edward E. Whitacre, Jr., incorporated herein by reference to Item 5.02 of the Current Report on Form 8-K of General Motors Company filed September 10, 2010	Incorporated by Reference

10.23	General Motors Executive Retirement Plan, as amended August 2, 2010, incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed October 14, 2010	Incorporated by Reference

10.24	General Motors Company 2009 Long-Term Incentive Plan, as amended December 22, 2010	Filed Herewith

10.25	General Motors Company Salary Stock Plan, as amended October 5, 2010, incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed October 14, 2010	Incorporated by Reference

10.26	General Motors Company Short Term Incentive Plan, incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed October 14, 2010	Incorporated by Reference

10.27	Form of Restricted Stock Unit Grant made to top 25 highly compensated employees under General Motors Company 2009 Long-Term Incentive Plan, as Amended March 1, 2010, incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

10.28	Form of Restricted Stock Unit Grant (Cash Settlement) made to top 25 highly compensated employees under General Motors Company 2009 Long-Term Incentive Plan, as Amended March 1, 2010, incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

10.29	Form of Restricted Stock Unit Grant made to certain executive officers, incorporated herein by reference to Exhibit 10.a to the Quarterly Report on Form 10-Q of Motors Liquidation Company filed May 8, 2008	Incorporated by Reference

10.30	Form of General Motors Company 2010 Equity Grant Award Agreement	Filed Herewith

10.31	Form of General Motors Company March 15, 2010 Restricted Stock Unit Grant Agreement, as amended December 31, 2010	Filed Herewith

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name

10.32	General Motors Company Vehicle Operations — Senior Management Vehicle Program (SMVP) Supplement, revised December 15, 2005, incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of Motors Liquidation Company filed March 28, 2006	Incorporated by Reference

10.33†	Amended and Restated United States Consumer Financing Services Agreement between GMAC LLC and General Motors Corporation dated May 22, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010	Incorporated by Reference

10.34†	Amended and Restated Master Services Agreement between GMAC LLC and General Motors Corporation dated May 22, 2009, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010	Incorporated by Reference

10.35	Agreement, dated as of October 22, 2001, between General Motors Corporation and General Motors Acceptance Corporation, incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of Motors Liquidation Company filed March 28, 2006	Incorporated by Reference

10.36	United States Consumer Agreement, dated as of November 30, 2006, between General Motors Corporation and GMAC LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Motors Liquidation Company filed November 30, 2006	Incorporated by Reference

10.37	Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $30 original ($10 after stock split) exercise price and a July 10, 2016 expiration date, incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

10.38	Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $55 original ($18.33 after stock split) exercise price and a July 10, 2019 expiration date, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

10.39	Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $126.92 original ($42.31 after stock split) exercise price and a December 31, 2015 expiration date, incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

10.40	Amended and Restated Master Sale and Purchase Agreement, dated June 26, 2009, between General Motors Corporation, Saturn LLC, Saturn Distribution Corporation, Chevrolet-Saturn of Harlem, Inc., and General Motors Company (fka NGMCO, Inc.), incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Motors Liquidation Company filed July 2, 2009	Incorporated by Reference

10.41	First Amendment to Amended and Restated Master Sale and Purchase Agreement, dated June 30, 2009, between General Motors Corporation, Saturn LLC, Saturn Distribution Corporation, Chevrolet-Saturn of Harlem, Inc., and General Motors Company (fka NGMCO, Inc.), incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Motors Liquidation Company filed July 8, 2009	Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.42	Second Amendment to Amended and Restated Master Sale and Purchase Agreement, dated July 5, 2009, between General Motors Corporation, Saturn LLC, Saturn Distribution Corporation, Chevrolet-Saturn of Harlem, Inc., and General Motors Company (fka NGMCO, Inc.), incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K of Motors Liquidation Company filed July 8, 2009	Incorporated by Reference

10.43	Letter Agreement regarding Series A Purchase, dated October 27, 2010, between General Motors Company and the United States Department of the Treasury, incorporated herein by reference to Item 10.42 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed September 28, 2010	Incorporated by Reference

10.44	Registration Rights Agreement, dated as of January 13, 2011, by and among General Motors Company, Evercore Trust Company, N.A., as trustee of the General Motors Special Hourly-Rate Employees Pension Trust, and Evercore Trust Company, N.A., as trustee of the General Motors Special Salaried Employees Pension Trust	Filed Herewith

10.45	Stockholders Agreement, dated as of January 13, 2011, by and among General Motors Company, Evercore Trust Company, N.A., as trustee of the General Motors Special Hourly-Rate Employees Pension Trust, and Evercore Trust Company, N.A., as trustee of the General Motors Special Salaried Employees Pension Trust	Filed Herewith

12	Computation of Ratios of Earnings to Fixed Charges for the Year Ended December 31, 2010, the Periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009 and for the Years Ended December 31, 2008, 2007 and 2006	Filed Herewith

21	Subsidiaries of the Registrant as of December 31, 2010	Filed Herewith

24	Power of Attorney for Directors of General Motors Company	Filed Herewith

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99.1	Consolidated Financial Statements of Ally Financial Inc. (fka GMAC Inc.) and subsidiaries at December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010	Filed Herewith

99.2	Principal Executive Officer and Principal Financial Officer Executive Privileges and Compensation Certificate	Filed Herewith

†	Certain confidential portions have been omitted pursuant to a request for confidential treatment, which has been separately filed with the Securities and Exchange Commission.

*  *  *  *  *  *  *

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENERAL MOTORS COMPANY
(Registrant)

Date: March 1, 2011	By:	/s/ DANIEL F. AKERSON
Daniel F. Akerson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 1st day of March 2011 by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ DANIEL F. AKERSON (Daniel F. Akerson)	Chairman and Chief Executive Officer

/s/ CHRISTOPHER P. LIDDELL (Christopher P. Liddell)	Vice Chairman and Chief Financial Officer

/s/ NICK S. CYPRUS (Nick S. Cyprus)	Vice President, Controller and Chief Accounting Officer

/s/ DAVID BONDERMAN (David Bonderman)	Director

/s/ ERROLL B. DAVIS, JR. (Erroll B. Davis, Jr.)	Director

/s/ STEPHEN J. GIRSKY (Stephen J. Girsky)	Director

/s/ E. NEVILLE ISDELL (E. Neville Isdell)	Director

/s/ ROBERT D. KREBS (Robert D. Krebs)	Director

/s/ PHILIP A. LASKAWY (Philip A. Laskawy)	Director

/s/ KATHRYN V. MARINELLO (Kathryn V. Marinello)	Director

/s/ PATRICIA F. RUSSO (Patricia F. Russo)	Director

/s/ CAROL M. STEPHENSON (Carol M. Stephenson)	Director

/s/ DR. CYNTHIA A. TELLES (Dr. Cynthia A. Telles)	Director

CONFIDENTIAL

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Effect of Application of Fresh- Start Reporting	Balance at End of Period
Successor

For the year ended December 31, 2010
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$250	93	—	91	—	$252
Other investments and miscellaneous assets (receivables and other)	$7	—	14	14	—	$7

For the period July 10, 2009 through December 31, 2009
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$—	251	—	1	—	$250
Other investments and miscellaneous assets (receivables and other)	$—	—	7	—	—	$7

Predecessor

For the period January 1, 2009 through July 9, 2009
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$422	1,482	76	6	(1,974)	$—
Other investments and miscellaneous assets (receivables and other)	$43	—	3	—	(46)	$—

For the Year Ended December 31, 2008
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$338	157	—	73	—	$422
Other investments and miscellaneous assets (receivables and other)	$14	—	29	—	—	$43