Form 10-Q
period 2011-03-31
General Motors Co
filed 2011-05-06
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☑  Smaller reporting company  ☐

Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

As of May 2, 2011, the number of shares outstanding of common stock was 1,560,786,154 shares.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net sales and revenue
Automotive sales	$35,879	$31,422
GM Financial revenue	295	—
Other automotive revenue	20	54

Total net sales and revenue	36,194	31,476

Costs and expenses
Automotive cost of sales	31,685	27,553
GM Financial operating and other expenses	165	—
Automotive selling, general and administrative expense	2,994	2,684
Other automotive expenses, net	6	46

Total costs and expenses	34,850	30,283
Goodwill impairment charges	395	—

Operating income	949	1,193
Automotive interest expense	149	337
Interest income and other non-operating income, net	604	447
Loss on extinguishment of debt	—	(1)

Income before income taxes and equity income	1,404	1,302
Income tax expense	137	509
Equity income, net of tax and gain on disposal of investments	2,144	403

Net income	3,411	1,196
Net income attributable to noncontrolling interests	(45)	(128)

Net income attributable to stockholders	3,366	1,068
Less: Cumulative dividends on preferred stock	215	203

Net income attributable to common stockholders	$3,151	$865

Earnings per share
Basic
Net income attributable to common stockholders	$2.09	$0.58
Weighted-average common shares outstanding	1,504	1,500
Diluted
Net income attributable to common stockholders	$1.77	$0.55
Weighted-average common shares outstanding	1,817	1,567

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Automotive Current Assets
Cash and cash equivalents	$20,975	$21,061
Marketable securities	8,618	5,555

Total cash, cash equivalents and marketable securities	29,593	26,616
Accounts and notes receivable (net of allowance of $336 and $252)	12,990	8,699
Inventories	13,991	12,125
Equipment on operating leases, net	3,099	2,568
Other current assets and deferred income taxes	3,276	3,045

Total current assets	62,949	53,053
Automotive Non-current Assets
Equity in net assets of nonconsolidated affiliates	6,937	8,529
Property, net	19,944	19,235
Goodwill	28,752	30,513
Intangible assets, net	11,488	11,882
Other assets and deferred income taxes	4,249	4,754

Total non-current assets	71,370	74,913

Total Automotive Assets	134,319	127,966
GM Financial Assets
Finance receivables, net (including gross finance receivables transferred to special purpose entities of $8,603 and $7,156)	8,276	8,197
Restricted cash	1,201	1,090
Goodwill	1,265	1,265
Other assets (including leased assets transferred to special purpose entities of $188 at March 31, 2011)	785	380

Total GM Financial Assets	11,527	10,932

Total Assets	$145,846	$138,898

LIABILITIES AND EQUITY
Automotive Current Liabilities
Accounts payable (principally trade)	$24,739	$21,497
Short-term debt and current portion of long-term debt (including debt at GM Korea of $117 and $70; Note 11)	1,743	1,616
Accrued liabilities (including derivative liabilities at GM Korea of $49 and $111; Note 11)	25,200	24,044

Total current liabilities	51,682	47,157
Automotive Non-current Liabilities
Long-term debt (including certain debt at GM Korea of $8 and $835; Note 11)	3,268	3,014
Postretirement benefits other than pensions	9,396	9,294
Pensions	21,660	21,894
Other liabilities and deferred income taxes	12,851	13,021

Total non-current liabilities	47,175	47,223

Total Automotive Liabilities	98,857	94,380
GM Financial Liabilities
Securitization notes payable	6,061	6,128
Credit facilities	1,412	832
Other liabilities	430	399

Total GM Financial Liabilities	7,903	7,359

Total Liabilities	106,760	101,739
Commitments and contingencies (Note 17)
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at March 31, 2011 and December 31, 2010)	5,536	5,536
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at March 31, 2011 and December 31, 2010)	4,855	4,855
Common stock, $0.01 par value (5,000,000,000 shares authorized, 1,560,755,989 and 1,500,149,928 shares issued and outstanding at March 31, 2011 and 1,500,136,998 shares issued and outstanding at December 31, 2010)	15	15
Capital surplus (principally additional paid-in capital)	24,347	24,257
Retained earnings	1,951	266
Accumulated other comprehensive income	1,494	1,251

Total stockholders’ equity	38,198	36,180
Noncontrolling interests	888	979

Total Equity	39,086	37,159

Total Liabilities and Equity	$145,846	$138,898

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

			Common Stockholders’
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Income	Total Equity
Balance December 31, 2009	$—	$—	$15	$24,040	$(4,394)	$1,588	$708		$21,957
Net income	—	—	—	—	1,068	—	128	$1,196	1,196
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	27	(12)	15
Cash flow hedging gains, net	—	—	—	—	—	14	—	14
Unrealized loss on securities	—	—	—	—	—	(4)	—	(4)
Defined benefit plans
Net prior service cost	—	—	—	—	—	(2)	—	(2)
Net actuarial gain	—	—	—	—	—	90	—	90

Other comprehensive income	—	—	—	—	—	125	(12)	113	113

Comprehensive income								$1,309

Effects of adoption of amendments to ASC 810-10 regarding variable interest entities	—	—	—	—	—	—	76		76
Cash dividends paid on Series A Preferred Stock	—	—	—	—	(203)	—	—		(203)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(52)		(52)
Other	—	—	—	—	—	—	(34)		(34)

Balance March 31, 2010	$—	$—	$15	$24,040	$(3,529)	$1,713	$814		$23,053

Balance December 31, 2010	$5,536	$4,855	$15	$24,257	$266	$1,251	$979		$37,159
Effect of adoption of amendments in ASU 2010-28 regarding goodwill impairment (Notes 2 and 9)	—	—	—	—	(1,466)	—	—		(1,466)
Net income	—	—	—	—	3,366	—	45	$3,411	3,411
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	23	11	34
Cash flow hedging gains, net	—	—	—	—	—	13	—	13
Defined benefit plans
Net prior service cost	—	—	—	—	—	2	—	2
Net actuarial gain	—	—	—	—	—	254	—	254
Sale of interest in nonconsolidated affiliate	—	—	—	—	—	(42)	—	(42)

Other comprehensive income	—	—	—	—	—	250	11	261	261

Comprehensive income	—	—	—	—	—	—	—	$3,672

Purchase of noncontrolling interest shares	—	—	—	41	—	(7)	(134)		(100)
Stock based compensation	—	—	—	49	—	—	—		49
Cash dividends on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(215)	—	—		(215)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(18)		(18)
Other	—	—	—	—	—	—	5		5

Balance March 31, 2011	$5,536	$4,855	$15	$24,347	$1,951	$1,494	$888		$39,086

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net cash provided by (used in) operating activities — Automotive	$(596)	$1,850
Net cash provided by operating activities — GM Financial	219	—

Net cash provided by (used in) operating activities	(377)	1,850
Cash flows from investing activities
Expenditures for property	(1,322)	(840)
Available-for-sale marketable securities, acquisitions	(7,287)	—
Trading marketable securities, acquisitions	(157)	(88)
Available-for-sale marketable securities, liquidations	4,262	—
Trading marketable securities, liquidations	159	76
Acquisition of companies, net of cash acquired	(1)	(50)
Operating leases, liquidations	3	134
Proceeds from sale of business units/investments, net	4,805	(103)
Increase in restricted cash and marketable securities	(85)	(389)
Decrease in restricted cash and marketable securities	222	1,630
Other investing activities	39	81

Net cash provided by investing activities — Automotive	638	451

Purchase of receivables	(1,135)	—
Principal collections and recoveries on receivables	954	—
Other investing activities	(418)	—

Net cash used in investing activities — GM Financial	(599)	—

Net cash provided by investing activities	39	451
Cash flows from financing activities
Net increase (decrease) in short-term debt	119	(80)
Proceeds from issuance of debt (original maturities greater than three months)	144	138
Payments on debt (original maturities greater than three months)	(253)	(1,593)
Payments to acquire noncontrolling interest	(100)	—
Dividends paid	(221)	(203)

Net cash used in financing activities — Automotive	(311)	(1,738)

Proceeds from issuance of debt (original maturities greater than three months)	1,997	—
Payments on debt (original maturities greater than three months)	(1,461)	—
Other financing activities	(18)	—

Net cash provided by financing activities — GM Financial	518	—

Net cash provided by (used in) financing activities	207	(1,738)

Effect of exchange rate changes on cash and cash equivalents — Automotive	183	(303)

Net increase (decrease) in cash and cash equivalents — Automotive	(86)	260

Net increase in cash and cash equivalents — GM Financial	138	—
Cash and cash equivalents reclassified as assets held for sale — Automotive	—	371

Cash and cash equivalents at beginning of period — Automotive	21,061	22,679

Cash and cash equivalents at beginning of period — GM Financial	195	—

Cash and cash equivalents at end of period — Automotive	$20,975	$23,310

Cash and cash equivalents at end of period — GM Financial	$333	$—

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

General Motors Company is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors” or “GM.” General Motors Corporation is sometimes referred to in this Quarterly Report on Form 10-Q, for the periods on or before July 9, 2009, as “Old GM.” On July 10, 2009 in connection with the 363 Sale relating to Old GM’s Chapter 11 bankruptcy proceedings, General Motors Corporation changed its name to Motors Liquidation Company, which is sometimes referred to in this Quarterly Report on Form 10-Q for the periods after July 10, 2009 as “MLC.” MLC continues to exist as a distinct legal entity for the sole purpose of liquidating its remaining assets and liabilities.

We design, build and sell cars, trucks and parts worldwide. We also conduct finance operations through General Motors Financial Company, Inc. (GM Financial). These financing operations consist principally of financing automobile purchases and leases for retail customers.

We analyze the results of our business through our five segments, which are GM North America (GMNA), GM Europe (GME), GM International Operations (GMIO), GM South America (GMSA) and GM Financial. Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, Inc. (Ally Financial), certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

We own a 9.9% equity interest in Ally Financial, which is accounted for as a cost method investment because we are not able to exercise significant influence. Ally Financial provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services and automobile service contracts.

Note 2. Basis of Presentation and Recent Accounting Standards

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) as filed with the SEC.

Principles of Consolidation

The condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a majority voting interest. We continually evaluate our involvement with variable interest entities (VIEs) to determine whether we have variable interests and are the primary beneficiary of the VIE. When this criteria is met, we are required to consolidate the VIE. Our share of earnings or losses of nonconsolidated affiliates is included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over the operating and financial decisions of the affiliate. We use the cost method of accounting if we are not able to exercise significant influence over the operating and financial decisions of the affiliate. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of the Financial Statements

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

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

Prior Period Financial Statements Conformed to Current Period Presentation

In the three months ended March 31, 2011 we have recorded foreign currency exchange gains and losses on debt as non-operating items. This is a change from prior period presentations in which foreign currency exchange gains and losses on debt were recorded in Automotive cost of sales. We have reclassified the prior periods of General Motors Company to conform to our current presentation. The effects of this reclassification will decrease Automotive cost of sales and Interest income and other non-operating income, net by $34 million from July 10, 2009 through December 31, 2009 and $38 million in the quarter ended March 31, 2010 while increasing Automotive cost of sales and Interest income and other non-operating income, net by $107 million for the year ended December 31, 2010.

Venezuelan Exchange Regulations

Our Venezuelan subsidiaries changed their functional currency from Bolivar Fuerte (BsF), the local currency, to the U.S. Dollar, our reporting currency, on January 1, 2010 because of the hyperinflationary status of the Venezuelan economy. Pursuant to the official devaluation of the Venezuelan currency and establishment of the dual fixed exchange rates (essential rate of BsF 2.60 to $1.00 and nonessential rate of BsF 4.30 to $1.00) in January 2010, we remeasured the BsF denominated monetary assets and liabilities held by our Venezuelan subsidiaries at the nonessential rate of 4.30 BsF to $1.00. The remeasurement resulted in a charge of $25 million recorded in Automotive cost of sales in the three months ended March 31, 2010.

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

In December 2010 another official devaluation of the Venezuelan currency was announced that eliminated the essential rate effective January 1, 2011. The devaluation did not have an effect on the 2010 consolidated financial statements, however, it will affect results of operations in subsequent years because our Venezuelan subsidiaries will no longer realize gains that result from favorable foreign currency exchanges processed by CADIVI at the essential rate for the requests submitted subsequent to the devaluation date.

The following tables provide financial information for our Venezuelan subsidiaries at March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 which include amounts receivable from and payable to, and transactions with, affiliated entities (dollars in millions):

	March 31, 2011	December 31, 2010
Total automotive assets (a)	$1,320	$1,322
Total automotive liabilities (b)	$980	$985

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Total net sales and revenue	$372	$245
Net income attributable to stockholders (c)	$2	$106

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Includes BsF denominated and non-BsF denominated monetary assets of $271 million and $639 million at March 31, 2011 and $393 million and $527 million at December 31, 2010.

(b)	Includes BsF denominated and non-BsF denominated monetary liabilities of $528 million and $452 million at March 31, 2011 and $661 million and $324 million at December 31, 2010.

(c)	In the three months ended March 31, 2010 a gain of $119 million is included related to the devaluation of the BsF in January 2010 which was offset by a $144 million loss recorded by U.S. entities on BsF denominated assets, which is not included in the Net income attributable to stockholders reported above. Included in the three months ended March 31, 2011 and 2010 are gains of $5 million and $15 million due to favorable foreign currency exchanges that were processed by CADIVI at the essential rate. The gain in the three months ended March 31, 2011 is related to requests for foreign currency exchanges submitted to CADIVI prior to the devaluation effective January 1, 2011.

The total amount pending government approval for settlement at March 31, 2011 and December 31, 2010 was BsF 2.4 billion (equivalent to $554 million) and BsF 1.9 billion (equivalent to $432 million), for which some requests have been pending from 2007. The amounts outstanding at March 31, 2011 and December 31, 2010 include payables to affiliated entities of $364 million and $263 million, each of which include dividends payable of $144 million.

Significant Non-Cash Activity—Investing Cash Flows

The following table summarizes accrued expenditures for property. These amounts are excluded from Expenditures for property within the investing section of the condensed consolidated statements of cash flows because no cash has been expended (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Accrued expenditures for property	$2,172	$1,874

Correction of Presentation in Condensed Consolidated Financial Statements

As disclosed in previous filings, in the three months ended June 30, 2010 we identified several items which had not been properly classified in our condensed consolidated statement of cash flows for the three months ended March 31, 2010. We consider the effects of these errors to be immaterial. The originally reported and corrected amounts for the three months ended March 31, 2010 are summarized in the following table (dollars in millions):

	As Originally Reported	Adjustments	As Corrected
Net cash provided by (used in) operating activities — Automotive	$1,746	$104	$1,850
Net cash provided by (used in) investing activities — Automotive	646	(195)	451
Net cash provided by (used in) financing activities — Automotive	(1,688)	(50)	(1,738)
Effect of exchange rate changes on cash and cash equivalents — Automotive	(53)	(250)	(303)
Cash and cash equivalents reclassified as assets held for sale — Automotive	(20)	391	371
Cash and cash equivalents at beginning of period — Automotive	22,679	—	22,679

Cash and cash equivalents at end of period — Automotive	$23,310	$—	$23,310

In addition, we have corrected certain amounts disclosed in the notes to the consolidated financial statements included in our 2010 Form 10-K and our condensed consolidated financial statements included in our Quarterly Report for the period ended March 31, 2010. Although we do not consider the effects of these disclosure errors to be material, we have corrected the amounts in the notes to the condensed consolidated financial statements. Originally reported and corrected amounts are included in the affected notes to the condensed consolidated financial statements which follow.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Principles

In September 2009 the FASB issued Accounting Standard Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. In addition, ASU 2009-13 revises the method by which consideration is allocated among the units of accounting. Specifically, the overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, involving vendor-specific objective evidence, other third party evidence of the selling price or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material effect on the condensed consolidated financial statements.

In December 2010 the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (ASU 2010-28). The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Any resulting goodwill impairment is recorded as a cumulative-effect adjustment to beginning Retained earnings at the date of adoption with future impairments recorded to earnings. Refer to Note 9 for additional information on the adoption of ASU 2010-28 and its effect on the condensed consolidated financial statements.

Note 3. Acquisition and Disposals of Businesses

Acquisition of Additional GM Korea Interests

On March 31, 2011 we completed the acquisition of an additional 6.9% interest in GM Korea Company, formerly GM Daewoo Auto & Technology Co. (GM Korea) for a cash purchase price of $100 million. The transaction was accounted for as an equity transaction as we retain the controlling financial interest in GM Korea. As a result of this transaction we reduced our equity attributable to Noncontrolling interests by $134 million and our Accumulated other comprehensive income by $7 million, and increased our Capital surplus by $41 million. After completing this transaction, we now own 77.0% of the outstanding shares of GM Korea.

Saab Sale

In February 2010 we completed the sale of Saab Automobile AB (Saab) and in May 2010 we completed the sale of Saab Automobile GB to Spyker Cars NV. Of the negotiated cash purchase price of $74 million, we received $50 million at closing and received the remaining $24 million in July 2010. We also received preference shares in Saab with a face value of $326 million and an estimated fair value that is insignificant and received $114 million as repayment of the debtor-in-possession financing that we provided to Saab during 2009. In the three months March 31, 2010 we recorded a gain of $123 million in Interest income and other non-operating income, net reflecting cash received of $166 million less net assets with a book value of $43 million.

Acquisition of GM Financial

In October 2010 we acquired 100% of the outstanding equity interests of GM Financial (formerly AmeriCredit Corp.), an automotive finance company, for cash of $3.5 billion. The results of GM Financial are included in our results beginning October 1, 2010. The following table summarizes the actual amounts of revenue and earnings of GM Financial included in our condensed consolidated financial statements for the three months ended March 31, 2011 and the supplemental pro forma revenue and earnings of the combined entity as if the acquisition had occurred on January 1, 2010 (dollars in millions):

	GM Financial Amounts Included In Results For Three Months Ended March 31, 2011	Pro Forma-Combined Three Months Ended March 31, 2010
Total net sales and revenue	$295	$31,824
Net income attributable to stockholders	$59	$1,188

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Marketable Securities

Automotive

The following table summarizes information regarding marketable securities (dollars in millions):

	March 31, 2011				December 31, 2010
	Cost	Unrealized		Fair Value	Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Marketable Securities
Available-for-sale securities
United States government and agencies	$5,834	$1	$1	$5,834	$2,023	$—	$—	$2,023
Sovereign debt	623	—	—	623	773	—	—	773
Certificates of deposit	329	—	—	329	954	—	—	954
Corporate debt	1,699	—	2	1,697	1,670	1	2	1,669

Total available-for-sale securities	8,485	1	3	8,483	5,420	1	2	5,419
Total trading securities	132	5	2	135	129	10	3	136

Total marketable securities	$8,617	$6	$5	$8,618	$5,549	$11	$5	$5,555

We maintained $89 million of the above trading securities as compensating balances to support letters of credit of $74 million at March 31, 2011 and December 31, 2010. We have access to these securities in the normal course of business; however, the letters of credit may be withdrawn if the minimum collateral balance is not maintained.

The following table summarizes securities classified as Cash and cash equivalents and restricted cash and marketable securities (dollars in millions):

	March 31, 2011	December 31, 2010
Securities classified as cash and cash equivalents	$13,898	$12,964
Securities classified as restricted cash and marketable securities (a)	$1,481	$1,474

(a)	Securities classified as restricted cash and marketable securities are recorded in Other current assets and deferred income taxes.

Refer to Note 19 for classes of securities underlying Cash and cash equivalents and restricted cash and marketable securities.

The following table summarizes proceeds from and realized gains and losses on disposals of investments in marketable securities classified as available-for-sale and sold prior to maturity (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Sales proceeds	$117	$—
Realized gains	$—	$—
Realized losses	$1	$—

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value of investments classified as available-for-sale securities by contractual maturity at March 31, 2011 (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$7,789	$7,789
Due after one year through five years	696	694

Total contractual maturities of available-for-sale securities	$8,485	$8,483

Note 5. Finance Receivables, net

Automotive Financing

The following table summarizes the components of Finance receivables, net (dollars in millions):

	March 31, 2011	December 31, 2010
Pre-acquisition finance receivables	$6,745	$7,724
Post-acquisition finance receivables	2,005	924

Total finance receivables	8,750	8,648
Purchase price premium	355	423
Less non-accretable discount on pre-acquisition finance receivables	(764)	(848)
Less allowance for loan losses on post-acquisition receivables	(65)	(26)

Total finance receivables, net	$8,276	$8,197

The following table summarizes activity for finance receivables (dollars in millions):

Three Months Ended March 31, 2011
Balance at beginning of period	$8,648
Loans purchased	1,138
Charge-offs	(184)
Principal collections and other	(852)

Balance at end of period	$8,750

Finance contracts are purchased by GM Financial from automobile dealers without recourse, and accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

At March 31, 2011 and December 31, 2010 the accrual of finance charge income has been suspended on delinquent finance receivables of $355 million and $491 million.

The following table summarizes activity for purchase price premium (dollars in millions):

Three Months Ended March 31, 2011
Balance at beginning of period	$423
Amortization of premium	(68)

Balance at end of period	$355

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity for non-accretable discount (dollars in millions):

Three Months Ended March 31, 2011
Balance at beginning of period	$848
Recoveries	98
Charge-offs	(182)

Balance at end of period	$764

The following table summarizes activity for the allowance for loan losses (dollars in millions):

Three Months Ended March 31, 2011
Balance at beginning of period	$26
Provision for loan losses	39
Recoveries	2
Charge-offs	(2)

Balance at end of period	$65

Credit Quality

Credit bureau scores, generally referred to as FICO scores, are determined during GM Financial’s automotive loan origination process. The following table summarizes the credit risk profile of finance receivables by FICO score band, determined at origination (dollars in millions):

	March 31, 2011	December 31, 2010
FICO score less than 540	$1,477	$1,328
FICO score 540 to 599	3,551	3,396
FICO score 600 to 659	2,681	2,758
FICO score 660 and greater	1,041	1,166

Total finance receivables	$8,750	$8,648

Delinquency

The following summarizes finance receivables more than 30 days delinquent, but not yet in repossession, and in repossession, but not yet charged-off (dollars in millions):

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Delinquent contracts
31 to 60 days	$333	3.8%	$535	6.2%
Greater-than-60 days	135	1.5%	212	2.4%

Total finance receivables more than 30 days delinquent	468	5.3%	747	8.6%
In repossession	26	0.3%	28	0.3%

Total finance receivables more than 30 days delinquent and in repossession	$494	5.6%	$775	8.9%

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

Note 6. Securitizations

Automotive Financing

The following table summarizes securitization activity and cash flows from special purpose entities (SPEs) used for securitizations (dollars in millions):

Three Months Ended March 31, 2011
Receivables securitized	$849
Net proceeds from securitization	$800
Servicing fees	$49
Distributions from trusts	$143

GM Financial retains servicing responsibilities for receivables transferred to certain SPEs. At March 31, 2011 and December 31, 2010 GM Financial serviced finance receivables that have been transferred to certain SPEs of $7.0 billion and $7.2 billion.

Note 7. Inventories

The following table summarizes the components of our inventories (dollars in millions):

	March 31, 2011	December 31, 2010
Productive material, work in process and supplies	$6,367	$5,487
Finished product, including service parts	7,624	6,638

Total inventories	$13,991	$12,125

Note 8. Equity in Net Assets of Nonconsolidated Affiliates

Automotive

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used, due to the ability to exert significant influence over decisions relating to their operating and financial affairs.

The following table summarizes the components of Equity income, net of tax and gain on disposal of investments (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
China JVs	$448	$349
New Delphi (including gain on disposition)	1,727	35
Others	(31)	19

Total equity income, net of tax and gain on disposal of investments	$2,144	$403

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of New Delphi

In March 2011 we sold our Class A Membership Interests in Delphi Automotive LLP (New Delphi) to New Delphi for $3.8 billion. The Class A Membership Interests sold represented 100% of our direct and indirect interests in New Delphi and 100% of New Delphi’s Class A Membership Interests issued and outstanding. The sale terminated any direct and indirect obligation to loan New Delphi up to $500 million under a term loan facility established in October 2009 when New Delphi was created and the Class A Membership Interests were issued. New Delphi had not borrowed under this loan facility. We recorded a gain of $1.6 billion related to the sale in Equity income, net of tax and gain on disposal of investments in the three months ended March 31, 2011. Our existing supply contracts with New Delphi were not affected by this transaction.

Impairment of Investment in HKJV

In December 2009 we and SAIC Motor Hong Kong Investment Limited (SAIC-HK) entered into a joint venture, SAIC GM Investment Limited (HKJV) to invest in automotive projects outside of markets in China, initially focusing on markets in India. On February 1, 2010 we sold certain of our operations in India (GM India), part of our GMIO segment to HKJV, in exchange for a promissory note due in 2013. The amount due under the promissory note may be partially reduced, or increased, based on GM India’s cumulative earnings before interest and taxes (EBIT) for the three year period ending December 31, 2012. In connection with the sale we recorded net consideration of $185 million and an insignificant gain. The sale transaction resulted in a loss of control and the deconsolidation of GM India on February 1, 2010. Accordingly, we removed the assets and liabilities of GM India from our consolidated financial statements and recorded an equity interest in HKJV to reflect cash of $50 million we contributed to HKJV and a $123 million commitment to provide additional capital that we are required to make in accordance with the terms of the joint venture agreement. We recorded a corresponding liability to reflect our obligation to provide additional capital.

In March 2011 there was a change in the local tax regulations which significantly extended the period of time over which GM India will receive certain value added tax based investment incentives. The delay in recovery of these incentives significantly affected GM India’s cash flow and EBIT forecasts, resulting in a decrease in the fair value of HKJV. The fair value of our investment in HKJV at March 31, 2011 was determined to be $112 million compared to a carrying amount of $151 million. The loss in value was considered to be other than temporary and, therefore, we recorded an impairment charge of $39 million in the three months ended March 31, 2011. In addition, we recorded other charges totaling $67 million related to our investment in the HKJV in the three months ended March 31, 2011.

Investment in China JVs

The following table summarizes our ownership interests in our Chinese joint ventures, collectively referred to as China JVs:

	Ownership Interest
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Shanghai General Motors Co. Ltd. (SGM) (a)	49%	49%
Shanghai GM (Shenyang) Norsom Motor Co., Ltd. (SGM Norsom)	25%	25%
Shanghai GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
Shanghai GM Dong Yue Powertrain (SGM DYPT)	25%	25%
SAIC-GM-Wuling Automobile Co., Ltd. (SGMW)	44%	34%
FAW-GM Light Duty Commercial Vehicle, Ltd. (FAW-GM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd. (PATAC)	50%	50%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	50%	50%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Used Car JV)	33%	33%

(a)	Ownership interest in SGM was 49% in the period February 1, 2010 through March 31, 2010 and 50% in the month of January 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and income of our China JVs are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income, net of tax and gain on disposal of investments.

SGM is a joint venture established by Shanghai Automotive Industry Corporation (SAIC) (51%) and us (49%) in 1997. SGM has interests in three other joint ventures in China — SGM Norsom, SGM DY and SGM DYPT. These three joint ventures are jointly held by SGM (50%), SAIC (25%) and us (25%). The four joint ventures (SGM Group) are engaged in the production, import, and sale of a comprehensive range of products under the brands of Buick, Chevrolet and Cadillac.

In February 2010 we sold a 1% ownership interest in SGM to SAIC-HK, reducing our ownership interest to 49%. The sale of the 1% ownership interest to SAIC was predicated on our ability to work with SAIC to obtain a $400 million line of credit from a commercial bank to us. We also received a call option to repurchase the 1% which is contingently exercisable based on events which we do not unilaterally control. As part of the loan arrangement SAIC provided a commitment whereby, in the event of default, SAIC will purchase the ownership interest in SGM that we pledged as collateral for the loan. We recorded an insignificant gain on this transaction.

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

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and parts, and we purchase component parts and vehicles from certain nonconsolidated affiliates for resale to dealers. The following tables summarize the effects of transactions with nonconsolidated affiliates, which are not eliminated in consolidation (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Results of Operations
Automotive sales	$835	$779	*
Automotive purchases, net	$792	$615	*
Automotive selling, general and administrative expense	$8	$(2)
Automotive interest expense	$5	$3
Automotive interest income and other non-operating income (expense), net	$(2)	$2	*

*	Amounts originally reported as $430, $752 and $(4) in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010. Refer to Note 2.

	March 31, 2011	December 31, 2010
Financial Position
Accounts and notes receivable, net	$1,662	$1,618
Accounts payable (principally trade)	$249	$641
Deferred revenue and customer deposits	$84	$9

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash Flows
Operating	$63	$14	*
Investing	$—	$(18)
Financing	$—	$—

*	Amount originally reported as $(197) in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010. Refer to Note 2.

Note 9. Goodwill

The following table summarizes the changes in the carrying amount of Goodwill (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Balance at January 1, 2011	$26,394	$3,053	$901	$165	$30,513	$1,265	$31,778
Effect of adoption of ASU 2010-28	—	(1,466)	—	—	(1,466)	—	(1,466)
Impairment charges	—	(395)	—	—	(395)	—	(395)
Effect of foreign currency translation and other	—	74	23	3	100	—	100

Balance at March 31, 2011	$26,394	$1,266	$924	$168	$28,752	$1,265	$30,017

Accumulated impairment charges	$—	$(1,861)	$—	$—	$(1,861)	$—	$(1,861)

We adopted the provisions of ASU 2010-28 on January 1, 2011. GME has a negative carrying amount and despite the fair value of GME’s equity being greater than its carrying amount, we performed Step 2 of the goodwill impairment testing analysis. The adoption of ASU 2010-28 resulted in the recognition of a cumulative-effect adjustment to beginning Retained earnings of $1.5 billion for our GME reporting unit. In addition, because GME continued to have a negative carrying amount and it was more likely than not that a further goodwill impairment existed at March 31, 2011, an impairment charge of $395 million was recorded in Goodwill impairment charges during the three months ended March 31, 2011. Refer to Note 2 for additional information on ASU 2010-28.

The valuation methodologies utilized to perform our goodwill impairment testing for GME were consistent with those used in our application of fresh-start reporting on July 10, 2009, as discussed in Note 2 to our consolidated financial statements contained in our 2010 Form 10-K, and in our 2010 annual goodwill impairment testing at October 1, 2010. The fair value measures used in our analyses were Level 3 measures. Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly, we calculated GME’s implied goodwill in the same manner that goodwill is recognized in a business combination pursuant to Accounting Standards Codification (ASC) 805 “Business Combinations” (ASC 805).

In performing our Step 2 analyses, we utilized a discounted cash flow methodology to estimate the fair values of GME at January 1, 2011 and March 31, 2011. These fair value estimates utilized a weighted-average cost of capital of 17.0% and 16.5 % at January 1, 2011 and March 31, 20011 that considered various factors including bond yields, risk premiums, and tax rates; a terminal value that was determined using a growth model that applied a long-term growth rate of 0.5% to our projected cash flows beyond 2015; and industry sales of 18.4 million and a market share for GME of 6.56% in 2011 increasing to industry sales of 22.0 million vehicles and a 7.42% market share in 2015. The fair value of property was determined based on its highest and best use utilizing a combination of the market or sales comparison approach, the cost approach and/or the income approach. The fair values of GME’s brands were determined based on a relief from royalty method and the fair value of GME’s dealer network was determined on a cost approach. Based on these fair value measures, we determined GME’s implied goodwill represents only the fair-value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon application of fresh-start reporting.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Step 2 analyses indicated GME’s implied goodwill was less that its recorded goodwill; therefore, goodwill was adjusted at January 1, 2011 and March 31, 2011. The adjustments to goodwill represent the net decreases, from July 10, 2009 through January 1, 2011 and from January 1, 2011 through March 31, 2011, in the fair-value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting. The net decreases resulted primarily from: (1) a decrease in our nonperformance risk and an improvement in our incremental borrowing rates since July 10, 2009; (2) an increase in high quality corporate bond rates utilized to measure our employee benefit plan obligations since January 1, 2011; and (3) a decrease in credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk.

Future goodwill impairments could occur within GME should the fair-value-to-U.S. GAAP differences decrease, GME continues to have a negative carrying amount, and the fair value of the GME reporting unit does not increase sufficiently to offset such decreases or such increase in fair value results in a corresponding increase in the fair value of other identifiable assets without giving rise to additional implied goodwill. The difference between these fair-value-to-U.S. GAAP differences would decrease upon an improvement in our credit rating or a decrease in credit spreads between high quality corporate bond rates and market interest rates, thus resulting in a decrease in the spread between our employee benefit related obligations under U.S. GAAP and their fair values. The fair-value-to-U.S. GAAP differences that gave rise to goodwill upon our application of fresh-start reporting within GME also included deferred tax asset valuation allowances. Similarly, a decrease would also occur upon reversal of our deferred tax asset valuation allowances within GME. Should the fair-value-to-U.S. GAAP differences decrease for these reasons, without an increase in the fair value of the GME reporting unit sufficient to offset such decreases, the implied goodwill balance will decline and future goodwill impairments would occur and may be material. Any declines would have a negative effect on our earnings and would be included in Goodwill impairment charges. Future goodwill impairments could also occur within our other reporting units, including GMNA, should we first fail Step 1 of the goodwill impairment testing analysis and the fair-value-to-U.S. GAAP differences noted above also decrease.

We believe future goodwill impairment charges could occur in 2011 related to GME because GME has a negative carrying amount and it is possible: (1) a decrease in the credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk could occur and/or (2) a decrease in our nonperformance risk or improvement in our credit rating could occur.

Note 10. Intangible Assets, net

The following table summarizes the components of intangible assets (dollars in millions):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles
Technology and intellectual property	$7,762	$4,066	$3,696	$7,751	$3,650	$4,101
Brands	5,491	261	5,230	5,439	222	5,217
Dealer network and customer relationships	2,222	234	1,988	2,172	199	1,973
Favorable contracts	530	140	390	526	120	406
Other	19	10	9	19	9	10

Total amortizing intangible assets	16,024	4,711	11,313	15,907	4,200	11,707
Non amortizing in-process research and development	175	—	175	175	—	175

Total intangible assets	$16,199	$4,711	$11,488	$16,082	$4,200	$11,882

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes amortization expense related to intangible assets (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Amortization expense related to intangible assets	$501	$736

The following table summarizes estimated amortization expense related to intangible assets in each of the next five fiscal years (dollars in millions):

Estimated Amortization Expense
2012	$1,561
2013	$1,228
2014	$612
2015	$314
2016	$314

Note 11. Variable Interest Entities

Consolidated VIEs

Automotive

VIEs that we do not control through a majority voting interest that are consolidated because we are the primary beneficiary primarily include certain vehicles sales and marketing joint ventures, the most significant of which is GM Egypt, and certain other automotive or financial support entities.

Liabilities recognized as a result of consolidating VIEs generally do not represent claims to us and assets recognized generally are for the benefit of the VIE operations and cannot be used to satisfy our obligations. GM Korea, a non-wholly owned consolidated subsidiary that we control through a majority voting interest, is also a VIE because in the future it may require additional subordinated financial support. The creditors of GM Korea’s short-term debt of $117 million and $70 million, current derivative liabilities of $49 million and $111 million and long-term debt of $8 million and $835 million at March 31, 2011 and December 31, 2010 do not have recourse to our general credit. In February 2011 we provided a guarantee to Korean Development Bank, a minority shareholder in GM Korea, to redeem GM Korea’s preferred shares should GM Korea not have sufficient legally distributable earnings. This guarantee decreased the amount of long-term debt which did not have recourse to our general credit in the three months ended March 31, 2011.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying amount of consolidated VIEs that we do not control through a majority voting interest (dollars in millions):

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$133	$145
Restricted cash and marketable securities	1	1
Accounts and notes receivable, net	50	121
Inventories	108	108
Other current assets	13	14
Property, net	40	44
Other assets	51	48

Total assets	$396	$481

Liabilities
Accounts payable (principally trade)	$151	$226
Short-term debt and current portion of long-term debt	—	5
Accrued liabilities	18	34
Other liabilities	50	42

Total liabilities	$219	$307

The following table summarizes the amounts recorded in earnings related to consolidated VIEs we do not control through a majority voting interest (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Total net sales and revenue	$110	$173
Automotive cost of sales	99	134
Automotive selling, general and administrative expense	7	11
Other automotive expenses, net	2	1
Automotive interest expense	1	3
Interest income and other non-operating income, net	2	1
Income tax expense	—	3

Net income	$3	$22

Automotive Financing

GM Financial finances its loan and lease origination volume through the use of credit facilities and securitization trusts that issue asset-backed securities to investors. GM Financial retains an interest in these credit facilities and securitization trusts which are structured without recourse.

GM Financial’s continuing involvement with the credit facilities and securitization trusts includes servicing loans and leases held by the SPEs and holding a residual interest in the SPE. The SPEs are considered VIEs because they do not have sufficient equity at risk, and are consolidated because GM Financial is the primary beneficiary and has the power over those activities that most significantly affect the economic performance of the SPEs, and has an obligation to absorb losses or the right to receive benefits from the SPEs which are potentially significant.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GM Financial is not required to provide any additional financial support to its sponsored credit facilities and securitization SPEs. The finance receivables, leased assets and other assets held by these subsidiaries are not available to our creditors or creditors of our other subsidiaries.

Refer to Notes 5, 6 and 13 for additional information on GM Financial’s involvement with the SPEs and disclosures related to the amounts held by the consolidated SPEs as of the balance sheet dates.

Nonconsolidated VIEs

Automotive

VIEs that are not consolidated because we are not the primary beneficiary primarily include certain vehicle sales and marketing joint ventures and other automotive or financial support entities, including American Axle and Manufacturing Holdings, Inc. (American Axle), Ally Financial, Saab and HKJV.

Variable interests in nonconsolidated VIEs include guarantees and financial support provided to certain current or previously divested suppliers in order to ensure that supply needs for production are not disrupted due to a supplier’s liquidity concerns or possible shutdowns. The maximum exposure to loss related to these VIEs is not expected to be in excess of the amount of net accounts and notes receivable recorded with the suppliers and any related guarantees and loan commitments. Investments in joint ventures that manufacture, market and sell vehicles in certain markets are typically self-funded and financed with no contractual terms that require us to provide future financial support. Future funding is required for HKJV, as subsequently discussed. The maximum exposure to loss is not expected to be in excess of the carrying amount of the investments recorded in Equity in net assets of nonconsolidated affiliates and in any related capital funding requirements.

The following table summarizes the amounts recorded for nonconsolidated VIEs and the related off-balance sheet guarantees and maximum exposure to loss, excluding Ally Financial that is disclosed in Note 24 (dollars in millions):

	March 31, 2011		December 31, 2010
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Assets
Accounts and notes receivable, net	$3	$3	$108	$108
Equity in net assets of nonconsolidated affiliates	235	233	274	274
Other assets	—	—	60	59

Total assets	$238	$236	$442	$441

Liabilities
Accounts payable (principally trade)	$—	$—	$1	$—
Other liabilities	185	—	44	—

Total liabilities	$185	$—	$45	$—

Off-Balance Sheet
Loan commitments (a)		$115		$100
Other guarantees		2		3
Other liquidity arrangements (b)		231		223

Total guarantees and liquidity arrangements		$348		$326

(a)	Amounts at March 31, 2011 and December 31, 2010 included undrawn loan commitments, primarily $100 million related to American Axle.

(b)	Amounts at March 31, 2011 and December 31, 2010 included capital funding requirements, primarily an additional contingent future funding requirement of up to $231 million and $223 million related to HKJV.

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

American Axle

We concluded that American Axle was a VIE for which we were not the primary beneficiary and we currently lack the power through voting or similar rights to direct those activities of American Axle that most significantly affect its economic performance. Our variable interest in American Axle is a second lien term loan facility in which American Axle can borrow up to $100 million. Warrants to purchase American Axle common stock will be granted if amounts are drawn on the second lien term loan facility. At March 31, 2011 no amounts were outstanding under the second lien term loan facility. Refer to Note 16 for additional information on previously granted and sold American Axle warrants.

Ally Financial

We own 9.9% of Ally Financial’s common stock. Ally Financial is a VIE as it does not have sufficient equity at risk; however, we are not the primary beneficiary and we currently lack the power through voting or similar rights to direct those activities of Ally Financial that most significantly affect its economic performance. Refer to Notes 19 and 24 for additional information on Ally Financial, including our investment, sale of our Ally Financial preferred stock in March 2011 and our maximum exposure under agreements with Ally Financial.

Saab

Our primary variable interest in Saab is the preference shares that we received in connection with the sale, which have a face value of $326 million and were recorded at an estimated fair value that is insignificant. We concluded that Saab is a VIE as it does not have sufficient equity at risk. We also determined that we are not the primary beneficiary because we lack the power to direct those activities that most significantly affect its economic performance. We continue to be obligated to fund certain Saab related liabilities, primarily warranty obligations related to vehicles sold prior to the disposition of Saab. Refer to Note 3 for additional information on the sale of Saab.

HKJV

We determined that HKJV is a VIE because it will require additional subordinated financial support, and we determined that we are not the primary beneficiary because we share the power with SAIC-HK to direct those activities that most significantly affect HKJV’s economic performance.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Depreciation and Amortization

Automotive

The following table summarizes depreciation and amortization, including asset impairment charges, included in Automotive cost of sales, Automotive selling, general and administrative expense and Other automotive expenses, net (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Depreciation and impairment of plants and equipment	$499	$555
Amortization and impairment of special tools	453	394
Depreciation and impairment of equipment on operating leases	109	118
Amortization of intangible assets	501	736

Total depreciation, amortization and asset impairment charges	$1,562	$1,803

Note 13. Debt

Automotive Financing

Credit Facilities

The following table summarizes amounts outstanding under GM Financial credit facilities (dollars in millions):

	March 31, 2011	December 31, 2010
Syndicated warehouse facility	$827	$278
Medium-term note facility	439	490
Lease warehouse facility	95	—
Bank funding facilities	51	64

Total credit facilities	$1,412	$832

The following table summarizes further details regarding terms and availability of GM Financial credit facilities at March 31, 2011 (dollars in millions):

	Facility Amount	Advances Outstanding	Assets Pledged	Restricted Cash Pledged (a)
Syndicated warehouse facility (b)	$2,000	$827	$1,091	$22
Lease warehouse facility (c)	$600	95	188	—
Medium-term note facility (d)		439	478	85
Bank funding facilities (e)		51	—	—

		$1,412	$1,757	$107

(a)	These amounts do not include cash collected on finance receivables pledged of $45 million which is included in GM Financial Restricted cash at March 31, 2011.

(b)	In February 2011 GM Financial extended the maturity date of the syndicated warehouse facility to May 2012 and increased the borrowing capacity to $2.0 billion from $1.3 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	In January 2011 GM Financial entered into a lease warehouse facility for lease originations in the U.S. Borrowings on the facility are collateralized by leased assets.

(d)	The revolving period under this facility has ended and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

(e)	The outstanding debt balance under the bank funding facilities is secured by asset-backed securities of $53 million.

Securitization Notes Payable

Securitization notes payable represents debt issued by GM Financial in securitization transactions. Debt issuance costs are amortized over the expected term of the securitizations on an effective yield basis.

The following table summarizes Securitization notes payable at March 31, 2011 (dollars in millions):

Year of Transactions	Maturity Dates (a)	Original Note Amounts	Original Weighted Average Interest Rates	Total Receivables Pledged	Note Balance
2006	May 2013 – January 2014	$945 - 1,350	5.2% - 5.6%	$472	$430
2007	October 2013 – March 2016	$1,000 - 1,500	5.2% - 5.5%	1,453	1,379
2008 (b)	October 2014 – April 2015	$500 - 750	6.0% - 10.5%	790	405
2009	January 2016 – July 2017	$227 - 725	2.7% - 7.5%	630	442
2010	June 2016 – January 2018	$200 - 850	2.2% - 3.8%	2,752	2,419
2011	February 2017	$800	2.5%	807	770
BV2005 (c)	February 2014 – June 2014	$186 - 220	4.6% - 5.1%	17	17
LB2006/LB2007 (c)	September 2013 – January 2014	$486 - 500	5.0% - 5.2%	113	114

				$7,034	5,976

Purchase accounting premium					85

Total securitization notes payable					$6,061

(a)	Maturity date represents final legal maturity of Securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the trusts.

(b)	Note balance does not include asset-backed securities of $53 million pledged to the bank funding facilities.

(c)	Transactions relate to certain SPEs acquired by GM Financial.

Note 14. Product Warranty Liability

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Balance at beginning of period	$6,789	$7,030
Warranties issued and assumed in period	725	614
Payments	(941)	(821)
Adjustments to pre-existing warranties	117	(19)
Effect of foreign currency translation	78	(34)

Balance at end of period	$6,768	$6,770

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15. Pensions and Other Postretirement Benefits

Contributions

In January 2011 we completed the previously announced voluntary contribution of 61 million shares of our common stock to our U.S. hourly and salaried pension plans. At the time of contribution, the fair value was $2.2 billion for funding purposes. This was a voluntary contribution that is above our minimum funding requirements of the pension plans. The contributed shares qualify as a plan asset for funding purposes immediately, and will qualify as a plan asset for accounting purposes when certain transfer restrictions are removed, which is expected in 2011. We are evaluating whether we will make additional voluntary contributions to our U.S. pension plans in 2011.

The following table summarizes the components of pension and other postretirement benefits (OPEB) expense (income) (dollars in millions):

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		U.S. Other Benefits		Non-U.S. Other Benefits
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Components of (income) expense
Service cost	$158	$129	$96	$96	$6	$5	$9	$8
Interest cost	1,229	1,338	301	301	67	72	52	49
Expected return on plan assets	(1,674)	(1,638)	(230)	(245)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(2)	(2)
Recognized net actuarial loss	—	—	—	2	1	—	—	—
Curtailments, settlements and other	—	—	3	(14)	—	—	—	—

Net periodic pension and OPEB (income) expense	$(287)	$(171)	$170	$140	$74	$77	$59	$55

Significant Plan Amendments, Benefit Modifications and Related Events

In the three months ended March 31, 2011 certain pension plans in GME were remeasured as part of our Goodwill impairment analysis, resulting in a decrease of $272 million in the Pensions liability and a pre-tax increase in the net actuarial gain component of Accumulated other comprehensive income. Refer to Notes 2 and 9 for additional information on our Goodwill impairment.

Note 16. Derivative Financial Instruments and Risk Management

Automotive

Derivatives and Hedge Accounting

In accordance with our risk management policy, we enter into a variety of foreign currency exchange rate and commodity derivative contracts in connection with the management of exposure to fluctuations in foreign currency exchange rates and certain commodity prices.

Our derivative instruments consist primarily of forward contracts and options. At March 31, 2011 and December 31, 2010 no outstanding derivative contracts were designated in hedging relationships other than those derivative contracts designated in a hedging relationship by GM Financial. Refer to Note 19 for additional information on the fair value measurements of our derivative instruments.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Counterparty Credit Risk

Derivative financial instruments contain an element of credit risk attributable to the counterparties’ ability to meet the terms of the agreements. Certain of our agreements with counterparties require, under certain circumstances, that the counterparty post collateral with us for net asset positions. Agreements are entered into with counterparties that allow the set-off of certain exposures in order to manage the risk. The following table summarizes our counterparty credit risk related to derivative positions (dollars in millions):

	March 31, 2011	December 31, 2010
Collateral held from counterparties (a)	$76	$74
Gross derivative asset position exposed to loss (b)	$85	$143
Net derivative asset position exposed to loss (c)	$64	$108

(a)	Related obligation recorded in Accrued liabilities.

(b)	Represents the maximum exposure to loss on derivative asset positions calculated as the gross derivative asset position less collateral we held (excluding embedded derivatives).

(c)	Net exposure to loss calculated as net derivative asset position for all counterparties with which we were in a net asset position, less the collateral we held (excluding embedded derivatives).

At March 31, 2011 substantially all derivative counterparty exposures were with counterparties that were rated A- or higher.

Credit Risk Related Contingent Features

Certain of our agreements with counterparties require that we provide cash collateral for net liability positions that we may have with such counterparty. At March 31, 2011 no collateral was posted related to derivative instruments, and we did not have any agreements with counterparties to derivative instruments containing covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that such covenants are violated.

Fair Value of Derivatives

The following table summarizes the fair value of our derivative instruments (dollars in millions):

	March 31, 2011		December 31, 2010
	Asset Derivatives (a)(b)	Liability Derivatives (c)(d)	Asset Derivatives (a)(b)	Liability Derivatives (c)(d)
Derivative Instruments
Current Portion
Foreign currency exchange	$74	$50	$80	$113
Embedded foreign currency exchange	7	—	—	—
Commodity	87	2	93	2

Total current portion	$168	$52	$173	$115

Non-Current Portion
Embedded foreign currency exchange	$56	$—	$—	$—
Commodity	—	7	—	7
Warrants	—	—	44	—

Total non-current portion	$56	$7	$44	$7

(a)	Current portion recorded in Other current assets and deferred income taxes.

(b)	Non-current portion recorded in Other assets.

(c)	Current portion recorded in Accrued liabilities.

(d)	Non-current portion recorded in Other liabilities and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and (Losses) on Derivatives

The following table summarizes gains and (losses) on derivatives recorded in earnings (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Derivative Instruments
Foreign currency exchange	$(10)	$128
Embedded foreign currency exchange	59	—
Commodity derivatives	—	(2)
Warrants	4	8

Total gains (losses) recorded in interest income and other non-operating income, net	$53	$134

Commodity Notionals

The following table summarizes the notional amounts of our commodity derivative contracts (units in thousands):

	Units	March 31, 2011	December 31, 2010
Commodity
Aluminum and aluminum alloy	Metric tons	501	448
Copper	Metric tons	48	44
Lead	Metric tons	74	69
Heating oil	Gallons	127,092	125,160
Palladium	Troy ounce	470	444
Platinum	Troy ounce	90	91
Electricity (embedded derivative)	MWh	1,340	1,304

Foreign Currency Exchange Notionals

The following table summarizes the notional amounts of our foreign currency exchange derivatives (dollars in millions):

	March 31, 2011	December 31, 2010
Foreign currency exchange derivatives	$5,911	$5,910
Embedded foreign currency exchange derivatives	$1,502	$1,421

In 2010 we entered into a long-term supply agreement which provides for pricing to be partially denominated in a currency other than the functional currency of the parties to the contract. This pricing feature was determined to be an embedded derivative which we have bifurcated for valuation and accounting purposes. The fair value of this embedded derivative was $57 million at March 31, 2011 and insignificant at December 31, 2010.

Other Derivatives

In February 2011 we exercised our warrants to purchase American Axle common stock. The shares acquired upon exercise were sold in February 2011 and we received proceeds of $48 million. At December 31, 2010 the fair value of these warrants was $44 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with our investment in New Delphi, which we accounted for using the equity method, we recorded our share of New Delphi’s other comprehensive income (loss) in Accumulated other comprehensive income. In the three months ended March 31, 2011 and 2010 we recorded cash flow hedging gains of $13 million and $14 million related to our share of New Delphi’s hedging gains. In the three months ended March 31, 2011 we sold our interests in New Delphi. As a result, previously recorded cash flow hedging losses of $10 million in Accumulated other comprehensive income were reclassified to earnings and recorded in the gain on sale of New Delphi. Refer to Note 8 for additional information on the sale of New Delphi.

Automotive Financing

GM Financial is exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on its credit facilities and on certain securitization notes payable.

The effect of derivative instruments on earnings and Accumulated other comprehensive income was insignificant for the three months ended March 31, 2011.

The following table summarizes interest rate swaps, caps and foreign currency exchange derivatives (dollars in millions):

	March 31, 2011		December 31, 2010
	Notional	Fair Value	Notional	Fair Value
Assets (a)
Interest rate swaps	$1,005	$18	$1,227	$23
Interest rate caps	1,550	19	946	8

Total assets	$2,555	$37	$2,173	$31

Liabilities (b)
Interest rate swaps	$1,005	$34	$1,227	$47
Interest rate caps	1,466	20	832	8
Foreign currency exchange derivatives (c)	41	2	49	2

Total liabilities	$2,512	$56	$2,108	$57

(a)	Recorded in GM Financial Other assets.

(b)	Recorded in GM Financial Other liabilities.

(c)	Notional has been translated from Canadian Dollars to U.S. Dollars at the March 31, 2011 and December 31, 2010 rates.

Credit Risk Related Contingent Features

Under the terms of the above derivative financial instruments, GM Financial is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. At March 31, 2011 and December 31, 2010 these restricted cash accounts totaled $37 million and $33 million and are included in GM Financial Restricted cash.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Commitments and Contingencies

The following tables summarize information related to commitments and contingencies (dollars in millions):

	March 31, 2011		December 31, 2010
	Liability Recorded	Maximum Liability (a)	Liability Recorded	Maximum Liability (a)
Guarantees (b)
Operating leases	$—	$29	$7	$59
Ally Financial commercial loans	$—	$18	$—	$17
Supplier commitments, third party commercial loans and other obligations	$5	$123	$—	$119	*
Other product-related claims	$52	$870	$50	$841	*

*	Amounts originally reported as $63 and $442 in our 2010 Form 10-K. Refer to Note 2.

(a)	Calculated as future undiscounted payments.

(b)	Excludes residual support and risk sharing programs and vehicle repurchase of obligations related to Ally Financial.

	March 31, 2011	December 31, 2010
	Liability Recorded	Liability Recorded
Environmental liability (a)	$190	$195
Product liability	$402	$365
Other litigation-related liabilities and tax administrative matters (b)	$1,493	$1,471

(a)	Includes $38 million and $45 million recorded in Accrued liabilities at March 31, 2011 and December 31, 2010, and the remainder was recorded in Other liabilities and deferred income taxes.

(b)	Consists primarily of tax related litigation and administrative matters not recorded pursuant to ASC 740, “Income Taxes” (ASC 740) as well as various non-U.S. labor related matters.

Guarantees

We have provided guarantees related to the residual value of certain operating leases. These guarantees terminate in years ranging from 2011 to 2035. Certain leases contain renewal options.

We provide payment guarantees on commercial loans made by Ally Financial and outstanding with certain third parties, such as dealers or rental car companies. These guarantees either expire in years ranging from 2012 to 2029 or are ongoing. We determined the value ascribed to the guarantees to be insignificant based on the credit worthiness of the third parties. Refer to Note 24 for additional information on guarantees that we provide to Ally Financial.

We have agreements with third parties that guarantee the fulfillment of certain suppliers’ commitments, third party commercial loans and other obligations. These guarantees expire in years ranging from 2011 to 2018 or upon the occurrence of specific events.

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered. At March 31, 2011 any proceeds we would receive from collateral were insignificant.

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

With respect to other product-related claims involving products manufactured by certain joint ventures, we believe that costs incurred are adequately covered by recorded accruals. These guarantees terminate in years ranging from 2020 to 2026.

Environmental Liability

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Accordingly, it is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At March 31, 2011 we estimate the remediation losses could range from $150 million to $370 million.

Product Liability

With respect to product liability claims involving our and Old GM’s products, it is believed that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess insurance coverage. Although punitive damages are claimed in some of these lawsuits, and such claims are inherently unpredictable, accruals incorporate historic experience with these types of claims. Liabilities have been recorded for the expected cost of all known product liability claims plus an estimate of the expected cost for all product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. These amounts were recorded in Accrued liabilities.

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

Other Litigation-Related Liability and Tax Administrative Matters

Various legal actions, governmental investigations, claims and proceedings are pending against us including matters arising out of alleged product defects, including asbestos-related claims; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; tax-related matters not recorded pursuant to ASC 740 and environmental matters.

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which it is believed that losses are probable and can be reasonably estimated, the majority of which are associated with tax-related matters not recorded pursuant to ASC 740 as well as various non-U.S. labor-related matters. Tax related matters not recorded pursuant to ASC 740 (indirect tax-related matters) are items being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance, and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow; such escrow deposits may range from $590 million to $780 million. Some of the matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2011. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

Commencing on or about September 29, 2010, current and former hourly employees of GM Korea, our majority-owned affiliate in the Republic of Korea, filed six separate group actions in the Incheon District Court in Incheon, Korea. The cases allege that GM Korea failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. Similar cases have been brought against other large employers in the Republic of Korea. GM Korea’s accrual balance at March 31, 2011 was 122 billion Korean Won (equivalent to $110 million) in connection with these cases. At September 30, 2010 GM Korea initially recorded the accrual (70% of which was recorded in Net income attributable to stockholders, based on our ownership interest in GM Korea at that time). The current estimate of the value of plaintiffs’ claim, if allowed in full, exceeds the accrual by 447 billion Korean Won (equivalent to $404 million). GM Korea believes the claims in excess of the accrual are without merit but, given the inherent uncertainties of the litigation process and further uncertainties arising because this litigation is at its earliest stages, this amount represents the high end of the range of reasonably possible liability exposure. Both the scope of claims asserted and GM Korea’s assessment of any or all of individual claim elements may change. This accrual is included in the reserves for non-U.S. labor-related matters.

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against General Motors of Canada Limited (GMCL) on behalf of a purported class of over 200 former Canadian GMCL dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GMCL. In May 2009, in the context of the global restructuring of the business and the possibility that GMCL might be required to initiate insolvency proceedings, GMCL offered the Plaintiff Dealers the wind-down agreements to assist

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with their exit from the GMCL Canadian dealer network and to facilitate winding down their operations in an orderly fashion by December 31, 2009 or such other date as GMCL approved but no later than upon the expiration of the Plaintiff Dealers’ Dealer Sales and Service Agreements (DSSAs) on October 31, 2010. The Plaintiff Dealers allege that the DSSAs were wrongly terminated by GMCL and that GMCL failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers’ statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers’ initial pleading makes reference to a claim “not exceeding” CAD $750 million, without explanation of any specific measure of damages. On March 1, 2011 the Court approved certification of a class for the purpose of deciding a number of specifically defined issues, including: (1) whether GMCL breached its obligation of “good faith” in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers’ rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). GMCL has sought permission to appeal the class certification decision and is vigorously defending the Plaintiff Dealer claims. At this juncture, the prospects for liability are uncertain, but because liability is not deemed probable, we have no accrual relating to this litigation. In addition, we cannot estimate the range of reasonably possible loss in the event of liability, as the case presents a variety of different legal theories, none of which GMCL believes are valid, on behalf of a large number of Plaintiff Dealers, each of which presents substantial differences in underlying facts and circumstances which GMCL believes should affect both potential liability and recoverable damages, if any, on an individual basis.

Liability Related to Contingently Issuable Shares

Under the Amended and Restated Master Sale and Purchase Agreement, as amended between us and Old GM and certain of its direct and indirect subsidiaries, we are obligated to issue additional shares of our common stock to MLC (Adjustment Shares) in the event that allowed general unsecured claims against MLC, as estimated by the U.S. Bankruptcy Court for the Southern District of New York, exceed $35.0 billion. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions). The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum number of Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. At March 31, 2011 and December 31, 2010 we concluded it was not probable that general unsecured claims would exceed $35.0 billion. We believe it is reasonably possible that general unsecured claims allowed against MLC will range between $32.5 billion and $36.0 billion.

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan agreed to with European labor representatives, we have committed to achieving specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we fail to accomplish the requirements set out under the agreement, we will be required to pay certain amounts up to Euro 265 million for each of those years, and/or interest on those amounts, to our employees. Certain inventory with a carrying amount of $192 million and $193 million at March 31, 2011 and December 31, 2010 was pledged as collateral under the agreement. Management has the intent and believes it has the ability to meet the requirements under the agreement.

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

In the three months ended March 31, 2011 income tax expense of $137 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The recorded effective tax rate is lower than the applicable statutory tax rate, primarily due to income earned in jurisdictions for which a full valuation allowance is recorded.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the three months ended March 31, 2010 income tax expense of $509 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation and a taxable foreign currency exchange gain in Venezuela.

We file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2001 to 2010 with various significant tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. In addition the global nature of our operations creates a risk that transfer pricing disputes may arise.

Based on an unfavorable Brazilian Supreme court decision rendered to an unrelated Brazilian taxpayer on a similar income tax matter, it is likely we will settle a contested income tax matter for $246 million in the next 12 months. This amount was fully reserved in a prior period.

At March 31, 2011, aside from the Brazilian matter, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next 12 months.

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

Financial instruments are transferred in and/or out of Level 3 at the beginning of the accounting period based upon the significance of the unobservable inputs to the overall fair value measurement. Level 3 financial instruments typically include, in addition to the unobservable inputs, observable components that are validated to external sources.

Securities are classified in Level 1 when quoted prices in an active market for identical securities are available. If quoted market prices are not available, fair values of securities are determined using prices from a pricing vendor, pricing models, quoted prices of securities with similar characteristics or discounted cash flow models and are generally classified in Level 2. These prices represent non-binding quotes. U.S. government and agency securities, certificates of deposit, commercial paper and corporate debt securities are classified in Level 2. Our pricing vendor utilizes industry-standard pricing models that consider various inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities as well as other relevant economic measures. Securities are classified in Level 3 in certain cases where there are significant unobservable inputs to the valuation in the marketplace.

We conduct an annual review of our pricing vendor. This review includes discussion and analysis of the inputs used by the pricing vendor to provide prices for the types of securities we hold. These inputs include interest rate yields, bid/ask quotes, prepayment speeds and prices for comparable securities. Based on our review we believe the prices received from our pricing vendor are a reliable representation of exit prices.

All derivatives are recorded at fair value. Internal models are used to value a majority of derivatives. The models use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors and current and forward market prices

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for commodities and foreign currency exchange rates. Level 2 includes certain foreign currency derivatives, commodity derivatives, certain interest rate swaps, and warrants. Derivative contracts and other liabilities that are valued based upon models with significant unobservable market inputs are classified in Level 3.

Automotive

Fair Value Measurements on a Recurring Basis

The following tables summarize the financial instruments measured at fair value on a recurring basis (dollars in millions):

	Fair Value Measurements on a Recurring Basis at March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)
United States government and agency	$—	$405	$—	$405
Sovereign debt	—	136	—	136
Certificates of deposit	—	1,961	—	1,961
Money market funds	6,763	—	—	6,763
Commercial paper	—	4,633	—	4,633
Marketable securities
Trading securities
Equity	40	—	—	40
Debt	—	95	—	95
Available–for–sale securities
United States government and agency	—	5,834	—	5,834
Sovereign debt	—	623	—	623
Certificates of deposit	—	329	—	329
Corporate debt	—	1,697	—	1,697
Other assets (a)(b)
United States government and agency	—	98	—	98
Money market funds	320	—	—	320
Sovereign debt	—	1,042	—	1,042
Corporate debt	—	21	—	21
Equity	5	—	—	5
Convertible debt	—	—	10	10
Derivatives
Commodity	—	87	—	87
Foreign currency	—	74	—	74
Embedded derivatives	—	6	57	63

Total assets	$7,128	$17,041	$67	$24,236

Liabilities
Other liabilities (c)
Options	$—	$—	$77	$77
Derivatives
Commodity	—	9	—	9
Foreign currency	—	50	—	50

Total liabilities	$—	$59	$77	$136

(a)	Cash and time deposits, including those classified as restricted cash, have been excluded from this table.

(b)	Other assets are recorded in Other current assets and deferred income taxes and Other assets and deferred income taxes.

(c)	Other liabilities are recorded in Accrued liabilities and Other liabilities and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements on a Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)
United States government and agency	$—	$1,085	$—	$1,085
Sovereign debt	—	523	—	523
Certificates of deposit	—	2,705	—	2,705
Money market funds	4,844	—	—	4,844
Commercial paper	—	3,807	—	3,807
Marketable securities
Trading securities
Equity	21	17	—	38
Debt	—	98	—	98
Available–for–sale securities
United States government and agency	—	2,023	—	2,023
Sovereign debt	—	773	—	773
Certificates of deposit	—	954	—	954
Corporate debt	—	1,669	—	1,669
Other assets (a)(b)
United States government and agency	—	99	—	99
Money market funds	345	—	—	345
Sovereign debt	—	1,011	—	1,011
Corporate debt	—	19	—	19
Equity	5	—	—	5
Convertible debt	—	—	10	10
Derivatives
Commodity	—	93	—	93
Foreign currency	—	80	—	80
Other	—	44	—	44

Total assets	$5,215	$15,000	$10	$20,225

Liabilities
Other liabilities (c)
Options	$—	$—	$24	$24
Derivatives
Commodity	—	9	—	9
Foreign currency	—	113	—	113

Total liabilities	$—	$122	$24	$146

(a)	Cash and time deposits, including those classified as restricted cash, have been excluded from this table.

(b)	Other assets are recorded in Other current assets and deferred income taxes and Other assets and deferred income taxes.

(c)	Other liabilities are recorded in Accrued liabilities and Other liabilities and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring Basis using Level 3 Inputs

The following table summarizes the activity for financial instruments classified in Level 3 (dollars in millions):

	Level 3 Financial Assets and Liabilities
	Foreign Currency Derivatives (a)	Embedded Derivatives (a)	Options (b)	Other Securities (c)	Total Net Liabilities
Balance at January 1, 2011	$—	$—	$(24)	$10	$(14)
Transfer in and/or out of Level 3	—	—	—	—	—
Total realized/unrealized gains (losses)
Included in earnings	—	53	(53)	—	—
Included in other comprehensive income	—	4	—	—	4
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	—	—	—

Balance at March 31, 2011	$—	$57	$(77)	$10	$(10)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets/liabilities still held at the reporting date	$—	$53	$(53)	$—	$—

	Level 3 Financial Assets and Liabilities
	Foreign Currency Derivatives (a)	Embedded Derivatives (a)	Options (b)	Other Securities (c)	Total Net Liabilities
Balance at January 1, 2010	$(672)	$—	$—	$—	$(672)
Transfer in and/or out of Level 3	—	—	—	—	—
Total realized/unrealized gains (losses)
Included in earnings	155	—	—	—	155
Included in other comprehensive income	(17)	—	—	—	(17)
Purchases, issuances, and settlements	179	—	(21)	—	158

Balance at March 31, 2010	$(355)	$—	$(21)	$—	$(376)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets/liabilities still held at the reporting date	$141	$—	$—	$—	$141

(a)	Realized and unrealized gains (losses) on foreign currency and embedded derivatives are recorded in Interest income and other non-operating income, net and foreign currency translation gains (losses) are recorded in Accumulated other comprehensive income.

(b)	Realized and unrealized gains (losses) on options are recorded in Interest income and other non-operating income, net.

(c)	Realized gains (losses) and other than temporary impairments on marketable securities are recorded in Interest income and other non-operating income, net.

Short-Term and Long-Term Debt

We determined the fair value of debt based on a discounted cash flow model which used benchmark yield curves plus a spread that represented the yields on traded bonds of companies with comparable credit ratings.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying amount and estimated fair values of short-term and long-term debt (dollars in millions):

	March 31, 2011	December 31, 2010
Carrying amount (a)	$5,011	$4,630
Fair value (a)	$5,213	$4,840

(a)	Accounts and notes receivable, net and Accounts payable (principally trade) are not included because the carrying amount approximates fair value due to their short-term nature.

Ally Financial Common and Preferred Stock

We estimated the fair value of Ally Financial common stock using a market approach that applies the average price to tangible book value multiples of comparable companies to the consolidated Ally Financial tangible book value. The significant inputs used in our fair value analysis were Ally Financial’s March 31, 2011 and December 31, 2010 financial statements, as well as the financial statements and price to tangible book value multiples of comparable companies in the banking and finance industry.

We calculated the fair value of our investment in Ally Financial preferred stock as of December 31, 2010 using a discounted cash flow approach. The present value of the cash flows was determined using assumptions regarding the expected receipt of dividends on Ally Financial preferred stock and the expected call date.

On March 25, 2011 our investment in Ally Financial preferred stock was sold through a public offering for net proceeds of $1.0 billion. The gain of $0.3 billion related to the sale was recorded in Interest income and other non-operating income, net.

The following table summarizes the carrying amount and estimated fair value of Ally Financial common and preferred stock (dollars in millions):

	March 31, 2011	December 31, 2010
Common stock
Carrying amount (a)	$959	$964
Fair value	$1,016	$1,031

Preferred stock
Carrying amount		$665
Fair value		$1,055

(a)	Investment in Ally Financial common stock at March 31, 2011 and December 31, 2010 includes a 4.0% direct ownership and a 5.9% ownership held indirectly through an independent trust. In May 2011 we initiated the process to transfer the shares we held directly to the independent trust.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Automotive Financing

Fair Value Measurements on a Recurring Basis

The following tables summarize the financial instruments measured at fair value on a recurring basis (dollars in millions):

	Fair Value Measurements on a Recurring Basis at March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)
Money market funds	$303	$—	$—	$303
Restricted cash (a)
Money market funds	1,049	—	—	1,049
Derivatives
Interest rate swaps (b)	—	—	18	18
Interest rate caps (b)	—	19	—	19

Total assets	$1,352	$19	$18	$1,389

Liabilities
Derivatives
Interest rate swaps (b)	$—	$—	$34	$34
Interest rate caps (b)	—	20	—	20
Foreign currency contracts	—	2	—	2

Total liabilities	$—	$22	$34	$56

	Fair Value Measurements on a Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)
Money market funds	$167	$—	$—	$167
Restricted cash (a)
Money market funds	952	—	—	952
Derivatives
Interest rate swaps (b)	—	—	23	23
Interest rate caps (b)	—	8	—	8

Total assets	$1,119	$8	$23	$1,150

Liabilities
Derivatives
Interest rate swaps (b)	$—	$—	$47	$47
Interest rate caps (b)	—	8	—	8
Foreign currency contracts	—	2	—	2

Total liabilities	$—	$10	$47	$57

(a)	Cash deposits and cash held in Guaranteed Investment Contracts have been excluded.

(b)	The fair value of interest rate swap and cap derivatives are based upon quoted market prices when available. If quoted prices are not available, the fair value is estimated by discounting future net cash flows expected to be settled using a current risk adjusted rate.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transfers In and/or Out of Level 3

The following table summarizes the activity for financial instruments classified in Level 3 (dollars in millions):

	Assets	Liabilities
	Interest Rate Swap Derivatives	Interest Rate Swap Derivatives
Balance at January 1, 2011	$23	$(47)
Transfers in and/or out of Level 3	—	—
Total realized/unrealized gains (losses)
Included in earnings	—	(1)
Included in other comprehensive income (loss)	—	1
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	(5)	13

Balance at March 31, 2011	$18	$(34)

The following table summarizes estimated fair values, carrying amounts and various methods and assumptions used in valuing GM Financial’s financial instruments (dollars in millions):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Finance receivables, net (a)	$8,276	$8,342	$8,197	$8,186

Financial liabilities
Syndicated and lease warehouse facilities (b)	$922	$922	$278	$278
Medium term note facility and bank funding facilities (c)	$490	$490	$554	$554
Securitization notes payable (c)	$6,061	$6,075	$6,128	$6,107
Senior notes and convertible senior notes (c)	$72	$73	$72	$72

(a)	The fair value of the finance receivables is estimated based upon forecasted cash flows discounted using a pre-tax weighted-average cost of capital. The forecast includes factors such as prepayment, defaults, recoveries and fee income assumptions.

(b)	The syndicated and lease warehouse facilities have variable rates of interest and maturities of approximately one year. The carrying amount is considered to be a reasonable estimate of fair value.

(c)	The fair values of the medium term note and bank funding facilities, securitization notes payable and senior notes and convertible senior notes are based on quoted market prices, when available. If quoted market prices are not available, the fair value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

Note 20. Restructuring and Other Initiatives

We have previously executed various restructuring and other initiatives, and we plan to execute additional initiatives in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing global automotive production and to improve the utilization of remaining facilities. Related charges are recorded in Automotive cost of sales and Automotive selling, general and administrative expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GM Financial did not execute any new restructuring initiatives in the three months ended March 31, 2011. Charges and payments for restructuring activities in the three months ended March 31, 2011 related to previously announced programs are not significant.

The following table summarizes the reserves related to restructuring and other initiatives (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges in the three months ended March 31, 2011 (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total Automotive
Balance at January 1, 2011	$1,135	$664	$3	$—	$1,802
Additions	26	33	—	1	60
Interest accretion and other	7	24	—	—	31
Payments	(129)	(205)	(2)	(1)	(337)
Revisions to estimates	7	—	—	—	7
Effect of foreign currency translation	16	34	—	—	50

Balance at March 31, 2011 (a)	$1,062	$550	$1	$—	$1,613

(a)	The remaining cash payments related to these restructuring reserves primarily relate to postemployment benefits to be paid.

GMNA recorded charges, interest accretion and other and revisions to estimates that increased the reserves by $40 million in the three months ended March 31, 2011. This increase was primarily related to skilled trades hourly U.S. employees who participated in a special attrition program.

GME recorded charges and interest accretion and other of $57 million for separation programs in the three months ended March 31, 2011 primarily related to previously announced programs in Germany.

Restructuring and early retirement programs in Spain, the U.K. and Belgium were essentially completed in 2010 and we also initiated a program in Germany in 2010. These programs had a total cost of approximately $700 million and affected a total of 4,500 employees and included the closure of the Antwerp, Belgium facility. We expect to incur an additional $500 million, primarily in 2011 and 2012, to complete these programs, which will affect an additional 2,600 employees. Because these programs involve voluntary separations, no liabilities are recorded until offers to employees are accepted.

The following table summarizes the reserves related to restructuring and other initiatives (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges in the three months ended March 31, 2010 (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total Automotive
Balance at January 1, 2010	$2,088	$451	$3	$4	$2,546
Additions	7	273	—	—	280
Interest accretion and other	10	32	—	—	42
Payments	(243)	(37)	(1)	(2)	(283)
Revisions to estimates	(104)	—	—	—	(104)
Effect of foreign currency translation	24	(33)	—	—	(9)

Balance at March 31, 2010 (a)	$1,782	$686	$2	$2	$2,472

(a)	The remaining cash payments related to these restructuring reserves primarily relate to postemployment benefits to be paid.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMNA recorded charges, interest accretion and other and revisions to estimates that decreased the reserves by $87 million in the three months ended March 31, 2010. This decrease was primarily due to increased production capacity utilization, which resulted in the recall of idled employees to fill added shifts at multiple U.S. production sites.

GME recorded charges and interest accretion and other of $305 million in the three months end March 31, 2010 for separation programs primarily related to the following initiatives:

•	Separation charges of $184 million as the legal minimum for a separation plan related to the closure of the Antwerp, Belgium facility which affected 2,600 employees.

•	Separation charges of $72 million related to separation/layoff plans and an early retirement plan in Spain which affected 1,200 employees.

•	Separation charges of $16 million and interest accretion and other of $29 million related to previously announced programs in Germany.

Dealer Wind-downs

The following table summarizes GMNA’s restructuring reserves related to dealer wind-down agreements in the three months ended March 31, 2011 (dollars in millions):

	U.S.	Canada and Mexico	Total
Balance at January 1, 2011	$135	$9	$144
Revisions to estimates	(6)	—	(6)
Payments	(80)	—	(80)

Balance at March 31, 2011	$49	$9	$58

The following table summarizes GMNA’s restructuring reserves related to dealer wind-down agreements in the three months ended March 31, 2010 (dollars in millions):

	U.S.	Canada and Mexico	Total
Balance at January 1, 2010	$460	$41	$501
Additions	9	9	18
Payments	(44)	(28)	(72)
Effect of foreign currency translation	—	2	2

Balance at March 31, 2010	$425	$24	$449

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21. Impairments

The following table summarizes impairment charges (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
GMNA
Product-specific tooling assets	$23	$—
Vehicles leased to rental car companies	15	—

Total GMNA impairment charges	38	—
GME
Goodwill	395	—
Vehicles leased to rental car companies	24	9

Total GME impairment charges	419	9
GMIO
Product-specific tooling assets	2	—
Investment in HKJV (a)	39	—

Total GMIO impairment charges	41	—
GMSA
Product-specific tooling assets	1	—

Total GMSA impairment charges	1	—

Total impairment charges	$499	$9

(a)	Refer to Note 8 for additional information related to our investment in HKJV.

Fair value measurements, excluding vehicles leased to rental car companies, utilized projected cash flows discounted at a rate commensurate with the perceived business risks related to the assets involved. Fair value measurements of vehicles leased to rental car companies utilized projected cash flows from vehicle sales at auction.

The following tables summarize assets measured at fair value (all of which utilized Level 3 inputs) on a nonrecurring basis (dollars in millions):

		Fair Value Measurements Using
	Three Months Ended March 31, 2011 (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Three Months Ended March 31, 2011
Goodwill	$1,266	$—	$—	$1,266	$395
Product-specific tooling assets	$—	$—	$—	$—	26
Investment in HKJV	$112	$—	$—	$112	39
Vehicles leased to rental car companies	$545-777	$—	$—	$545-777	39

Total					$499

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements Using
	Three Months Ended March 31, 2010 (a)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Three Months Ended March 31, 2010
Vehicles leased to rental car companies	$537	$—	$—	$537	$9

Total					$9

(a)	Amounts represent the fair value measure (or range of measures) during the period.

Contract Cancellations

The following table summarizes contract cancellation charges primarily related to the cancellation of product programs (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
GMNA	$—	$31

Note 22. Earnings Per Share

Basic and diluted earnings per share were computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. The computation of diluted earnings per share gives effect to all potentially dilutive securities that were outstanding.

The following table summarizes basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Basic and Diluted
Net income attributable to common stockholders — basic	$3,151	$865
Addition of preferred dividends to holders of Series B Preferred Stock	59	—

Net income attributable to common stockholders — diluted	$3,210	$865

Basic and Diluted
Weighted-average common shares outstanding — basic	1,504	1,500
Dilutive effect of warrants	162	67
Dilutive effect of conversion of Series B Preferred Stock	148	—
Dilutive effect of restricted stock units	3	—

Weighted-average common shares outstanding — diluted	1,817	1,567

Basic earnings per share	$2.09	$0.58
Diluted earnings per share	$1.77	$0.55

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 21, 2011 MLC distributed 272 million warrants for our common stock to its unsecured creditors. The warrant holders may exercise the warrants at any time prior to their respective expiration dates. Upon exercise of the warrants the shares issued will be included in the number of basic shares outstanding used in the computation of earnings per share.

Three Months Ended March 31, 2011

Our Series B Preferred Stock is a participating security and requires the application of the two-class method for calculating earnings per share when the applicable market value of our common stock is below $33.00 or above $39.60 per common share. For purposes of calculating earnings per share, the applicable market value is calculated as the average of the closing prices of our common stock over the 40 consecutive trading day period ending on the third trading day immediately preceding the date of our financial statements. When applying the two-class method, the calculation of the applicable market value at the date of our financial statements will apply to the current quarter and the year to date period presented, irrespective of the applicable market value computed during the prior quarters of the current year. Under the two-class method for computing earnings per share, undistributed earnings will be allocated to the Series B Preferred Stock, with such allocation reducing Net income attributable to common stockholders and resulting in a lower basic and dilutive earnings per share amount. Accordingly, variability may result in our calculation of earnings per share from period to period depending on whether the application of the two class method is required.

Because the applicable market value of our common stock was within the price range of $33.00 to $39.60 per common share for the three months ended March 31, 2011, we were not required to use the two-class method for purposes of calculating basic earnings per share. The dilutive effect of these securities was determined by assuming conversion of the securities at the beginning of the period resulting in an increase to the weighted-average common shares outstanding and an increase to Net income attributable to common stockholders for accumulated dividends on our Series B Preferred Stock.

Warrants to purchase 318 million shares of our common stock were outstanding, of which 46 million shares were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the common shares. Under the treasury stock method, the assumed exercise of warrants to purchase the remaining 272 million shares resulted in 162 million dilutive shares.

Diluted earnings per share included the assumed issuance of unvested restricted stock units (RSUs) granted to certain global executives. At March 31, 2011 there were 15 million unvested RSUs outstanding.

The Adjustment Shares were excluded from the computation of basic and diluted earnings per share as the condition that would result in the issuance of the Adjustment Shares was not satisfied.

The 61 million shares of common stock contributed to our pension plans in January 2011 were excluded from the computation of earnings per share as they did not meet the criteria to qualify as plan assets for accounting purposes and consequently are not considered outstanding for accounting purposes.

Three Months Ended March 31, 2010

Warrants to purchase 318 million shares of our common stock were outstanding, of which 46 million shares were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the fair value of our common stock. Under the treasury stock method, the assumed exercise of warrants to purchase the remaining 272 million shares resulted in 67 million dilutive shares.

Diluted earnings per share excluded the assumed issuance of unvested RSUs granted to certain global executives as these awards were payable in cash if settled prior to six months after a completion of a successful public offering. At March 31, 2010 a total of 17 million RSUs were outstanding, of which neither the vested or unvested portion was considered for purposes of calculating diluted earnings per share due to the cash settlement condition at that time.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Adjustment Shares were excluded from the computation of basic and diluted earnings per share as the condition that would result in the issuance of the Adjustment Shares was not satisfied.

Note 23. Stock Incentive Plans

Consolidated

Our stock incentive plans consist of the 2009 Long-Term Incentive Plan as amended on December 22, 2010 (2009 GMLTIP) and the Salary Stock Plan as amended on October 5, 2010 (GMSSP). Both plans are administered by the Executive Compensation Committee of our Board of Directors. The aggregate number of shares that may be granted under the 2009 GMLTIP and the GMSSP shall not exceed 75 million shares.

The following table summarizes compensation expense recorded for our stock incentive plans (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Compensation expense	$53	$18

Income tax expense amounts were insignificant in the three months ended March 31, 2011 and 2010 and did not include U.S. and non-U.S. jurisdictions with full valuation allowances.

Long-Term Incentive Plan

We granted 5 million and 15 million RSUs to certain global executives under the 2009 GMLTIP in the three months ended March 31, 2011 and March 31, 2010. The RSUs were valued on the date of grant at the fair value of our common stock. The weighted average grant date fair value was $35.36 and $18.80 for the 2009 GMLTIP awards granted in the three months ended March 31, 2011 and March 31, 2010. Awards granted under the 2009 GMLTIP either cliff vest or ratably vest generally over a three-year service period, as defined in the terms of each award. We have elected to record compensation cost for these awards on a straight-line basis over the entire vesting period. Our policy is to issue new shares upon settlement of RSUs.

2011 awards granted to the Top 25 highest compensated employees will settle three years from the grant date in 25% increments in conjunction with each 25% of our Troubled Asset Relief Program (TARP) obligations that are repaid. The awards for the Next 75 highest compensated employees will settle: (1) three years from the date of grant; or (2) on the first and third anniversary dates of grant. The awards to the non-Top 100 highest compensated employees will settle on the first, second, and third anniversary dates of grant.

2010 awards granted to the Top 25 highest compensated employees will settle three years from the grant date in 25% increments in conjunction with each 25% of our TARP obligations that are repaid. The awards for the non-Top 25 highest compensated employees will settle after three years in 25% increments in conjunction with each 25% of the UST Loans and Canadian Loan, which we assumed upon entering into agreements with the United States Department of the Treasury and the Canadian government, that are repaid. The UST Loans and Canadian Loan were fully repaid in 2010, thus these awards will be settled upon completion of the remaining service period.

Retirement eligible participants that are non-Top 25 highest compensated employees who retire during the service period will retain and vest in a pro-rata portion of RSUs earned. The vested award will be payable according to the original settlement terms of each grant. Compensation cost for these employees is recognized on a straight-line basis over the requisite service period.

Prior to our public offering, all GMLTIP RSU awards were classified as liability awards as they were payable in cash. In November 2010 we reclassified all of the GMLTIP RSU liability awards to equity for those awards that became payable in shares in accordance with the plan terms.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Salary Stock

In November 2009 we initiated a salary stock program for certain global executives under the GMSSP whereby a portion of each participant’s total annual compensation was accrued and converted to RSUs at each salary payment date. Beginning in 2010 a portion of each participant’s salary accrued on each salary payment date converted to RSUs on a quarterly basis. Our policy is to issue new shares upon settlement of these awards.

The awards are fully vested and nonforfeitable upon grant, therefore compensation cost is fully recognized on the date of grant. The awards are settled quarterly over a three year period commencing on the first anniversary date of grant. Under the terms of the plan, each installment is now redeemable one year earlier from the original settlement date as we repaid the financial assistance we received from the UST under the TARP program in 2010. Prior to our public offering, all GMSSP RSU awards were classified as liability awards as they were payable in cash. In November 2010 we reclassified all of the GMSSP RSU liability awards to equity for those awards that became payable in shares in accordance with the plan terms.

The compensation cost of each RSU granted under the 2009 GMLTIP and GMSSP that will be settled in equity is based on the fair value of our common stock on the date of grant or, for those RSUs reclassified from liability to equity-based awards, the fair value of our common stock as of the date of the public offering.

The following tables summarize our RSU activity under the 2009 GMLTIP and GMSSP in the three months ended March 31, 2011 (RSUs in millions):

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term
RSUs outstanding at January 1, 2011	17.2	$19.03
Granted	5.0	$35.36
Settled	(0.1)	$16.39
Forfeited or expired	(0.5)	$21.16

RSUs outstanding at March 31, 2011	21.6	$22.78	1.8

RSUs unvested and expected to vest at March 31, 2011	15.3	$23.39	2.2

RSUs vested and payable at March 31, 2011	5.5	$20.79	—

At March 31, 2011 the total unrecognized compensation expense for nonvested equity awards granted under the 2009 GMLTIP was $406 million. This expense is expected to be recorded over a weighted-average period of 2.2 years.

In the three months ended March 31, 2011 total payments for 97,000 RSUs settled under the GMSSP was $4 million. There were no payments made for RSUs vested under the GMSSP for the three months ended March 31, 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24. Transactions with Ally Financial

Automotive

The following tables summarize the financial statement effects of and maximum obligations under agreements with Ally Financial (dollars in millions):

	March 31, 2011	December 31, 2010
Operating lease residuals
Residual support (a)
Liabilities (receivables) recorded	$(37)	$(24)
Maximum obligation	$353	$523
Risk sharing (a)
Liabilities recorded	$208	$269
Maximum obligation	$492	$692
Vehicle repurchase obligations (b)
Maximum obligations	$20,167	$18,807
Fair value of guarantee	$18	$21

(a)	In the three months ended March 31, 2011 and 2010 favorable adjustments to our residual support and risk sharing liabilities of $124 million and $130 million were recorded in the U.S. due to increases in estimated residual values.

(b)	The maximum potential amount of future payments required to be made to Ally Financial under this guarantee is based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Marketing incentives and operating lease residual payments (a)	$545	$307
Exclusivity fee income	$24	$25
Royalty income	$4	$4

(a)	Payments to Ally Financial related to U.S. marketing incentive and operating lease residual programs. Excludes payments to Ally Financial related to the contractual exposure limit.

Balance Sheet

The following table summarizes the balance sheet effects of transactions with Ally Financial (dollars in millions):

	March 31, 2011	December 31, 2010
Assets
Accounts and notes receivable, net (a)	$308	$290
Other assets (b)		$26

Liabilities
Accounts payable (c)	$111	$168
Short-term debt and current portion of long-term debt (d)	$1,093	$1,043
Accrued liabilities and other liabilities (e)	$1,083	$1,167
Long-term debt (f)	$8	$43
Other non-current liabilities (g)	$66	$84

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Represents wholesale settlements due from Ally Financial, amounts owed by Ally Financial with respect to automotive retail leases and receivables for exclusivity fees and royalties.

(b)	Represents distributions due from Ally Financial on our investments in Ally Financial preferred stock.

(c)	Primarily represents amounts billed to us and payable related to incentive programs.

(d)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest. It includes borrowing arrangements with various foreign locations and arrangements related to Ally Financial’s funding of company-owned vehicles, rental car vehicles awaiting sale at auction and funding of the sale of vehicles to which title is retained while the vehicles are consigned to Ally Financial or dealers, primarily in the United Kingdom. Financing remains outstanding until the title is transferred to the dealers. This amount also includes the short-term portion of a note payable related to automotive retail leases.

(e)	Primarily represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial in North America. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to Ally Financial to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and amounts owed under lease pull-ahead programs. In addition it includes interest accrued on the transactions in (d) above.

(f)	Primarily represents the long-term portion of term loans from Ally Financial to certain consolidated dealerships.

(g)	Primarily represents long-term portion of liabilities for marketing incentives on vehicles financed by Ally Financial.

Statement of Operations

The following table summarizes the income statement effects of transactions with Ally Financial (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Total net sales and revenue (reduction) (a)	$(574)	$(143)
Automotive cost of sales and other automotive expenses (b)	$4	$24
Interest income and other non-operating income, net (c)	$56	$58
Automotive interest expense (d)	$18	$60
Servicing expense (e)	$—	$1

(a)	Primarily represents the increase (reduction) in Total net sales and revenue for marketing incentives on vehicles which were sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial. This includes the estimated amount of residual support accrued under residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to Ally Financial to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to Ally Financial for employee and governmental lease programs and third party resale purposes.

(b)	Primarily represents cost of sales on the sale of vehicles to Ally Financial for employee and governmental lease programs and third party resale purposes. Also includes miscellaneous expenses on services performed by Ally Financial.

(c)	Represents income on investments in Ally Financial preferred stock, exclusivity fees, royalties and reimbursements by Ally Financial for certain services provided to Ally Financial. Included in this amount is rental income related to Ally Financial’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires in November 2016.

(d)	Represents interest incurred on term loans, notes payable and wholesale settlements.

(e)	Represents servicing fees paid to Ally Financial on certain automotive retail leases.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25. Segment Reporting

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
• Chevrolet

At March 31, 2011 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, including GM Korea, SGM, SGMW, FAW-GM and HKJV. These companies design, manufacture and market vehicles under the following brands:

• Alpheon	• Cadillac	• Daewoo	• Wuling
• Buick	• Chevrolet	• Jiefang

Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All intersegment balances and transactions have been eliminated in consolidation.

	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial (a)	Eliminations	Total
At and For the Three Months Ended March 31, 2011
Sales
External customers	$21,283	$6,262	$4,492	$3,842	$—	$—	$35,879	$—	$—	$35,879
GM Financial revenue	—	—	—	—	—	—	—	295	—	295
Intersegment	827	608	935	50	—	(2,420)	—	—	—	—
Other automotive revenue	—	—	—	4	16	—	20	—	—	20

Total net sales and revenue	$22,110	$6,870	$5,427	$3,896	$16	$(2,420)	$35,899	$295	$—	$36,194

Income (loss) before interest and income taxes	$2,898	$(390)	$480	$90	$319	$(2)	$3,395	$130	$—	$3,525

Corporate interest income					127			—	—	127
Automotive interest expense					149			—	—	149

Income before income taxes					297			130	$—	3,503

Income tax expense					66			71		137

Net income attributable to stockholders					$231			$59		$3,366

Equity in net assets of nonconsolidated affiliates	$54	$6	$6,876	$1	$—	$—	$6,937	$—	$—	$6,937
Total assets	$76,575	$18,660	$21,078	$12,878	$39,219	$(33,994)	$134,416	$11,609	$(179)	$145,846
Expenditures for property	$581	$237	$295	$189	$20	$—	$1,322	$—	$—	$1,322
Depreciation, amortization and impairment of long- lived assets and finite-lived intangible assets	$977	$340	$116	$116	$13	$—	$1,562	$14	$—	$1,576
Equity income, net of tax and gain on disposal of investments (b)	$1,729	$—	$415	$—	$—	$—	$2,144	$—	$—	$2,144
Significant non-cash charges
Impairment charges related to product-specific tooling assets	$23	$—	$2	$1	$—	$—	$26	$—	$—	$26
Impairment charges related to vehicles leased to rental car companies	15	24	—	—	—	—	39	—	—	39
Impairment charges related to goodwill	—	395	—	—	—	—	395	—	—	395
Impairment charges related to investment in HKJV	—	—	39	—	—	—	39	—	—	39

Total significant non-cash charges	$38	$419	$41	$1	$—	$—	$499	$—	$—	$499

(a)	The financial information presented for our GM Financial segment includes adjustments made to increase Income tax expense and decrease Net income (loss) attributable to stockholders by $18 million and decrease Total assets by $1 million to record the effect of changes in the valuation allowance on deferred tax assets that were not applicable to GM Financial on a stand-alone basis.

(b)	Includes a gain of $1.6 billion recorded on the sale of our New Delphi Class A Membership Interests. Refer to Note 8 for additional information on the sale of New Delphi.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive
For the Three Months Ended March 31, 2010
Sales
External customers	$18,508	$5,374	$4,268	$3,272	$—	$—	$31,422
Intersegment	778	87	717	43	—	(1,625)	—
Other automotive revenue	—	—	—	9	45	—	54

Total net sales and revenue	$19,286	$5,461	$4,985	$3,324	$45	$(1,625)	$31,476

Income (loss) before interest and income taxes	$1,218	$(477)	$908	$265	$(109)	$19	$1,824

Corporate interest income					90		90
Automotive interest expense					337		337
Income tax expense					509		509

Net income (loss) attributable to stockholders					$(865)		$1,068

Expenditures for property	$477	$178	$105	$76	$4	$—	$840
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,174	$384	$65	$129	$51	$—	$1,803
Equity income, net of tax and gain on disposal of investments	$34	$7	$362	$—	$—	$—	$403

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Motors Company is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors” or “GM.” General Motors Corporation is sometimes referred to in this Quarterly Report on Form 10-Q, for the periods on or before July 9, 2009, as “Old GM.”

Presentation and Estimates

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K), as filed with the Securities and Exchange Commission (SEC).

We analyze the results of our business through our five segments, namely GM North America (GMNA), GM Europe (GME), GM International Operations (GMIO), GM South America (GMSA) and General Motors Financial Company, Inc. (GM Financial). Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, Inc. (Ally Financial), certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

Consistent with industry practice, market share information includes estimates of industry sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

Use of Estimates in the Preparation of the Financial Statements

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Prior Period Financial Statements Conformed to Current Period Presentation

In the three months ended March 31, 2011 we have recorded foreign currency exchange gains and losses on debt as non-operating items. This is a change from prior period presentations in which foreign currency exchange gains and losses on debt were recorded in Automotive cost of sales. We have reclassified the prior periods to conform to our current presentation. The effects of this reclassification will decrease Automotive cost of sales and Interest income and other non-operating income, net by $34 million from July 10, 2009 through December 31, 2009 and $38 million in the quarter ended March 31, 2010 while increasing Automotive cost of sales and Interest income and other non-operating income, net by $107 million for the year ended December 31, 2010.

Overview

Our Company

Automotive

We are a leading global automotive company. Our vision is to design, build and sell the world’s best vehicles. We seek to distinguish our vehicles through superior design, quality, reliability, telematics (wireless voice and data) and infotainment and safety within their respective segments. Our business is diversified across products and geographic markets. With a global network of independent dealers we meet the local sales and service needs of our retail and fleet customers. In the three months ended March 31, 2011 73.3% of our vehicle sales volume was generated outside the United States, including 44.5% from emerging markets, such as Brazil, Russia, India and China (collectively BRIC), which have experienced the industry’s highest volume growth.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our automotive business is organized into four geographically-based segments:

•

GMNA, with sales, manufacturing and distribution operations in the U.S., Canada and Mexico and distribution operations in Central America and the Caribbean, represented 30.8% of our vehicle sales volume in the three months ended March 31, 2011. In the three months ended March 31, 2011 GMNA had the largest market share of any competitor in this market at 18.3%.

•

GME has sales, manufacturing and distribution operations across Western and Central Europe. GME’s vehicle sales volume, which in addition to Western and Central Europe, includes Russia, the other members of the Commonwealth of Independent States and Eastern Europe represented 19.5% of our vehicle sales volume in the three months ended March 31, 2011. In Western and Central Europe, we sell our vehicles under the Opel and Vauxhall (U.K. only) brands, which are manufactured in Europe and under the Chevrolet brand, which is imported from South Korea where it is manufactured by GM Korea Company, formerly GM Daewoo Auto & Technology Co. (GM Korea) of which we own 77.0%. In the three months ended March 31, 2011 GME had the number four market share in this market at 8.6%.

•

GMIO has sales, manufacturing and distribution operations in Asia-Pacific, Russia, the other members of the Commonwealth of Independent States, Eastern Europe, Africa and the Middle East. GMIO’s vehicle sales volume, which includes Asia-Pacific, Africa and the Middle East is our largest segment by vehicle sales volume and represented 38.5% of our vehicle sales volume including sales through our joint ventures in the three months ended March 31, 2011. In these regions, we sell our vehicles under the Alpheon, Buick, Cadillac, Chevrolet, Daewoo, GMC, Holden, Isuzu, Jiefang, Opel and Wuling brands, and we plan to commence sales under the Baojun brand in 2011. In the three months ended March 31, 2011 GMIO had the largest market share for this market at 9.2% and the number one market share in China. Of GMIO’s vehicle sales volume 80.2% is from China in the three months ended March 31, 2011.

•

GMSA, with sales, manufacturing and distribution operations in Brazil, Argentina, Colombia, Ecuador and Venezuela as well as sales activities in Bolivia, Chile, Paraguay, Peru and Uruguay represented 11.2% of our vehicle sales volume in the three months ended March 31, 2011. In the three months ended March 31, 2011 GMSA had the largest market share for this market at 18.8% and the number three market share in Brazil. Of GMSA’s vehicle sales volume 57.2% is from Brazil in the three months ended March 31, 2011.

We offer a global vehicle portfolio of cars, crossovers and trucks. We are committed to leadership in vehicle design, quality, reliability, telematics and infotainment and safety, as well as to developing key energy efficiency, energy diversity and advanced propulsion technologies, including electric vehicles with range extending capabilities such as the Chevrolet Volt.

Automotive Financing

GM Financial specializes in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. GM Financial also offers lease products, in certain geographic markets, through GM franchised dealerships that targets customers with prime and near prime credit bureau scores. GM Financial generates revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. To fund the acquisition of receivables prior to securitization, GM Financial uses available cash and borrowings under its credit facilities. GM Financial earns finance charge income on the finance receivables and pays interest expense on borrowings under its credit facilities. GM Financial periodically transfers receivables to securitization trusts that issue asset-backed securities to investors. The securitization trusts are special purpose entities that are also variable interest entities that meet the requirements to be consolidated in the financial statements.

Specific Management Initiatives

The execution of certain management initiatives is critical to continue the improvement in our results of operations and financial condition. These management initiatives are subsequently discussed.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Sale of New Delphi

In March 2011 we sold our Class A Membership Interests in Delphi Automotive LLP (New Delphi) to New Delphi for $3.8 billion. The Class A Membership Interests sold represented 100% of our direct and indirect interests in New Delphi and 100% of New Delphi’s Class A Membership Interests issued and outstanding. We recorded a gain of $1.6 billion in the three months ended March 31, 2011 related to the sale.

Sale of Ally Financial Preferred Stock

In March 2011 we sold 100% of our investment in Ally Financial preferred stock. The Ally Financial preferred stock was priced at a public offering price of $25.00 per share. After deducting the estimated underwriting discount and commissions, we received $1.0 billion in aggregate net proceeds. Upon completion of the offering, we no longer own any shares or receive any dividends related to the Ally Financial preferred stock. We recorded a gain of $0.3 billion in the three months ended March 31, 2011 related to the sale.

Focus on Chinese Market

We view the Chinese market, the fastest growing global market by volume of vehicles sold, as important to our global growth strategy and are employing a multi-brand strategy, led by our Buick division, which we believe is a strong brand in China. In the coming years, we plan to increasingly leverage our global architectures to increase the number of nameplates under the Chevrolet brand in China. Our China operations are composed of the following joint ventures: Shanghai General Motors Co., Ltd. (SGM); Shanghai GM (Shenyang) Norsom Motor Co., Ltd. (SGM Norsom); Shanghai GM Dong Yue Motors Co., Ltd. (SGM DY); Shanghai GM Dong Yue Powertrain (SGM DYPT); SAIC-GM-Wuling Automobile Co., Ltd. (SGMW); FAW-GM Light Duty Commercial Vehicle, Ltd. (FAW-GM); Pan Asia Technical Automotive Center Co., Ltd. (PATAC); Shanghai OnStar Telematics Co. Ltd. (Shanghai OnStar); and Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Used Car JV), collectively (China JVs).

The following table summarizes certain key operational and financial data for the China JVs (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Total wholesale vehicles	685,583	623,536
Market share	13.6%	13.3%
Total net sales and revenues	$7,859	$6,253
Net income	$944	$760

	March 31, 2011	December 31, 2010
Cash and cash equivalents	$6,032	$5,247
Debt	$48	$61

In November 2010 we and Shanghai Automotive Industry Corporation (SAIC) entered into a non-binding Memorandum of Understanding (MOU) that would, if binding agreements are concluded by the parties, result in several strategic cooperation initiatives between us and SAIC. The initiatives covered by the MOU include:

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Providing training sources to assist a limited number of SAIC engineers with their professional development; and

•	Discussions to determine possible areas of cooperation in the development of future diesel engines.

The MOU will expire on July 31, 2011.

Auto Financing Strategy

Our auto finance strategy centers around ensuring that our dealers and customers have consistently available, transparent and competitive financing options throughout the business and credit cycles.

Historically Ally Financial has provided a majority of the financing for our dealers and a significant portion of the financing for our customers in the U.S., Canada, and other major international markets where we operate. Ally Financial has been our exclusive financing partner for incentivized retail financing programs in our major markets. Ally continues to provide the majority of the financing needs of our dealers and customers.

The market disruption of 2008 and 2009 highlighted the need to ensure certainty of availability of credit throughout economic cycles in specific segments of the auto financing market. In the U.S. and Canada we identified leasing and sub-prime lending as underserved areas that could benefit from increased financing sources and competition. In 2009 we partnered with U.S. Bank to offer incentivized leasing programs and with GM Financial (formerly AmeriCredit Corp.) to offer incentivized sub-prime retail financing, in the U.S. We also partnered with TD Bank to offer incentivized retail financing programs in Canada.

In October 2010 we acquired GM Financial to further bolster our offerings in the leasing and sub-prime financing segments in the U.S. and Canada. We believe that by having our own capabilities in key segments of the market we will be able to achieve more competition and better service from the market, while ensuring certainty of availability through the business cycles.

On April 1, 2011 GM Financial acquired FinanciaLinx Corporation, one of the largest independent leasing companies in Canada, to provide leasing to our customers throughout Canada. Given the importance of leasing and the current lack of availability of leasing offerings to our customers in the Canadian market (due to regulatory restrictions preventing banks and bank holding companies from offering leasing in Canada), we believe having a captive financing offering in Canada is strategically important to our business. GM Financial began originating leases for GM customers in Canada via FinanciaLinx Corporation in April 2011.

We will continue to expand the business of GM Financial in targeted areas that we view as strategic and to otherwise evaluate opportunities in specific segments of the auto financing market, both in the United Stated and internationally. We expect any expansion of GM Financial or any arrangements with other financing providers will complement our important relationship with Ally Financial.

Opel/Vauxhall Restructuring Activities

Restructuring and early retirement programs in Spain, the U.K. and Belgium were essentially completed in 2010 and we also initiated a program in Germany in 2010. These programs had a total cost of $0.7 billion and affected a total of 4,500 employees and included the closure of the Antwerp, Belgium facility. We expect to incur an additional $0.5 billion, primarily in 2011 and 2012, to complete these programs, which will affect an additional 2,600 employees.

Increased GMNA Production Volume

The moderate improvement in the U.S. economy, resulting increase in U.S. industry vehicle sales and increase in demand for our products has resulted in increased production volumes for GMNA. In the three months ended March 31, 2011 GMNA produced 786,000 vehicles. This represents an increase of 17.7% compared to 668,000 vehicles in the three months ended March 31, 2010.

Increased U.S. Vehicle Sales

GMNA dealers in the U.S. sold 593,000 vehicles in the three months ended March 31, 2011. This represents an increase of 115,000 vehicles (or 24.1%) from our U.S. vehicle sales in the three months ended March 31, 2010. This increase reflects our brand

GENERAL MOTORS COMPANY AND SUBSIDIARIES

rationalization strategy to focus our product engineering and design and marketing on our four brands. This strategy has resulted in increased consumer demand for certain products such as the Chevrolet Cruze, Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX. The moderate improvement in the U.S. economy has contributed to a slow but steady improvement in U.S. industry vehicle sales and increased consumer confidence.

The continued increase in U.S. industry vehicle sales and the vehicle sales of our four brands is critical for us to maintain our worldwide profitability.

Effect of Earthquake, Tsunami and Other Resulting Events in Japan

Although we have no production facilities in Japan, and do not generate material revenues from Japan, we do consume materials and components for our global operations from suppliers located in Japan. Due to the earthquake and tsunami in Japan there have been shortages of materials and components from certain Japanese based suppliers. These shortages have minimally affected our vehicle production and resulted in us temporarily suspending production at one facility. We have managed these shortages by optimizing the usage of parts that are, or will be, in short supply, pursuing alternate suppliers and modifying production schedules.

We are closely monitoring the events and progress in Japan and are prepared to adjust global production as needed. We believe that any lost production in the three months ending June 30, 2011 will be immaterial, and that any lost production in the year December 31, 2011 will be insignificant.

Venezuelan Exchange Regulations

Our Venezuelan subsidiaries changed their functional currency from Bolivar Fuerte (BsF), the local currency, to the U.S. Dollar, our reporting currency, on January 1, 2010 because of the hyperinflationary status of the Venezuelan economy. Pursuant to the official devaluation of the Venezuelan currency and establishment of the dual fixed exchange rates (essential rate of BsF 2.60 to $1.00 and nonessential rate of BsF 4.30 to $1.00) in January 2010, we remeasured the BsF denominated monetary assets and liabilities held by our Venezuelan subsidiaries at the nonessential rate of 4.30 BsF to $1.00. The remeasurement resulted in a charge of $25 million recorded in Automotive cost of sales in the three months ended March 31, 2010.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In December 2010 another official devaluation of the Venezuelan currency was announced that eliminated the essential rate effective January 1, 2011. The devaluation did not have an effect on the 2010 consolidated financial statements, however, it will affect results of operations in subsequent years because our Venezuelan subsidiaries will no longer realize gains that result from favorable foreign currency exchanges processed by CADIVI at the essential rate for the requests submitted subsequent to the devaluation date.

Consolidated Results of Operations

(Dollars in millions)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net sales and revenue
Automotive sales	$35,879	$31,422
GM Financial revenue	295	—
Other automotive revenue	20	54

Total net sales and revenue	36,194	31,476

Costs and expenses
Automotive cost of sales	31,685	27,553
GM Financial operating and other expenses	165	—
Automotive selling, general and administrative expense	2,994	2,684
Other automotive expenses, net	6	46

Total costs and expenses	34,850	30,283
Goodwill impairment charges	395	—

Operating income	949	1,193
Automotive interest expense	149	337
Interest income and other non-operating income, net	604	447
Loss on extinguishment of debt	—	(1)

Income before income taxes and equity income	1,404	1,302
Income tax expense	137	509
Equity income, net of tax and gain on disposal of investments	2,144	403

Net income	3,411	1,196
Net income attributable to noncontrolling interests	(45)	(128)

Net income attributable to stockholders	3,366	1,068
Less: Cumulative dividends on preferred stock	215	203

Net income attributable to common stockholders	$3,151	$865

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following tables summarize total production volume and sales of new motor vehicles and competitive position (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Production Volume (a)
GMNA	786	668
GME	344	305
GMIO (b)	966	902
GMSA	231	210

Worldwide	2,327	2,085

(a)	Production volume includes vehicles produced by certain joint ventures.

(b)	The joint venture agreements with SGMW (44%) in the three months ended March 31, 2011 and (34%) in the three months ended March 31, 2010 and FAW-GM (50%) allows for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture production in China.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010 (a)(b)
	GM	GM as a % of Industry	GM	GM as a % of Industry
Vehicle Sales (c)(d)(e)
GMNA	684	18.3%	564	17.8%
GME	433	8.6%	404	8.5%
GMIO (f)(g)	855	9.2%	790	8.8%
GMSA	250	18.8%	241	20.7%

Worldwide	2,221	11.5%	1,999	11.1%

(a)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(b)	Our vehicle sales include Saab Automobile AB (Saab) data through February 2010.

(c)	Vehicle sales data may include rounding differences.

(d)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(e)	GMNA vehicle sales primarily represent sales to the ultimate customer. GME, GMIO and GMSA vehicle sales primarily represent estimated sales to the ultimate customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicle sales.

(f)	Includes the following joint venture vehicle sales:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Joint venture vehicle sales in China
SGM	310	235
SGMW and FAW-GM	376	388
Joint venture vehicle sales in India
SAIC GM Investment Limited (HKJV)	29	22

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(g)	The joint venture agreements with SGMW (44%) in the three months ended March 31, 2011 and (34%) in the three months ended March 31, 2010 and FAW-GM (50%) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture vehicle sales in China as part of our global market share.

Reconciliation of Consolidated, Automotive and GM Financial Segment Results

Management believes earnings before interest and taxes (EBIT) provides meaningful supplemental information regarding our automotive segments’ operating results because it excludes amounts that management does not consider part of operating results when assessing and measuring the operational and financial performance of the organization. Management believes these measures allow it to readily view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions. We believe EBIT is useful in allowing for greater transparency of our core operations and it is therefore used by management in its financial and operational decision-making.

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

The following table summarizes the reconciliation of our automotive segments EBIT and GM Financial’s income before income taxes to Net income attributable to stockholders (dollars in millions):

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Automotive
EBIT
GMNA (a)	$2,898	94.2%	$1,218	63.6%
GME (a)	(390)	(12.7)%	(477)	(24.9)%
GMIO (a)	480	15.6%	908	47.5%
GMSA (a)	90	2.9%	265	13.8%

Total automotive EBIT	3,078	100.0%	1,914	100.0%

Corporate and eliminations	317		(90)
Interest income	127		90
Automotive interest expense	149		337
Income tax expense	137		509
Automotive Financing
GM Financial income before income taxes	130		—

Net income attributable to stockholders	$3,366		$1,068

(a)	Our automotive operations interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our automotive operating segments between EBIT and Net income attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total Net Sales and Revenue

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
GMNA	$22,110	$19,286	$2,824	14.6%
GME	6,870	5,461	1,409	25.8%
GMIO	5,427	4,985	442	8.9%
GMSA	3,896	3,324	572	17.2%
GM Financial	295	—	295	n.a.

Total operating segments	38,598	33,056	5,542	16.8%
Corporate and eliminations	(2,404)	(1,580)	(824)	(52.2)%

Total net sales and revenue	$36,194	$31,476	$4,718	15.0%

n.a. = not applicable

In the three months ended March 31, 2011 Total net sales and revenue increased by $4.7 billion (or 15.0%), primarily due to: (1) increased wholesale volumes of $3.4 billion representing 182,000 vehicles, primarily in GMNA of $2.7 billion due to an improving economy and recent vehicle launches and in GME of $0.7 billion; (2) favorable vehicle mix of $0.5 billion, primarily in GME of $0.4 billion and in GMNA of $0.2 billion, partially offset by unfavorable vehicle mix in GMIO $0.1 billion; (3) favorable net foreign currency translation effect of $0.5 billion, primarily in GMSA of $0.2 billion, in GMIO of $0.2 billion and in GMNA of $0.2 billion due to the strengthening of major currencies against the U.S. Dollar; (4) increased finance charge income of $0.3 billion due to the acquisition of GM Financial; (5) increased revenues from OnStar, Customer Care and Aftersales of $0.2 billion in GMNA; (7) increased revenue of $0.2 billion due to the acquisition of GM Strasbourg in GME; and (8) increased powertrain engine and transmission sales of $0.2 billion in GME.

These increases were partially offset by: (1) decreased sales of $0.3 billion due to the sale of Nexteer in November 2010 in GMNA; (2) unfavorable vehicle pricing effect of $0.2 billion, primarily in GMNA of $0.3 billion due to increased sales allowances, partially offset by favorable vehicle pricing effect of $0.1 billion in GMSA, primarily in Venezuela driven by the hyperinflationary economy; and (3) decreased sales of $0.2 billion due to the sale of Saab in GME and the sale of certain of our operations in India (GM India) to HKJV in February 2010 in GMIO.

Automotive Cost of Sales

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
Automotive cost of sales	$31,685	$27,553	$4,132	15.0%
Automotive gross margin	$4,194	$3,869	$325	8.4%

In the three months ended March 31, 2011 Automotive cost of sales increased by $4.1 billion (or 15.0%), in line with increases in Total net sales and revenue, primarily due to: (1) increased production costs related to wholesale volume increases of $2.3 billion, primarily in GMNA of $1.7 billion and in GME of $0.6 billion; (2) unfavorable vehicle mix of $0.6 billion, primarily in GME of $0.4 billion and in GMNA of $0.3 billion; (3) unfavorable foreign currency translation effect of $0.4 billion, primarily in GMIO of $0.2 billion and in GMSA of $0.2 billion due to the strengthening of major currencies against the U.S. Dollar; (4) increased production costs across all segments of $0.4 billion related to increased volumes; (5) increased engineering costs of $0.3 billion to support new product development, primarily in GMNA of $0.2 billion; (6) increased costs associated with increase in non-automotive revenue of $0.3 billion including powertrain sales in GME and Customer Care and Aftersales in GMNA; partially offset by (7) decreased

GENERAL MOTORS COMPANY AND SUBSIDIARIES

restructuring expenses of $0.1 billion, primarily in GME of $0.2 billion related to restructuring activities in the three months ended March 31, 2010, partially offset by a reduction in favorable adjustments of $0.1 billion to restructuring reserves related to increased production capacity utilization during the three months ended March 31, 2010 in GMNA.

Automotive Selling, General and Administrative Expense

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
Automotive selling, general and administrative expense	$2,994	$2,684	$310	11.5%

In the three months ended March 31, 2011 Automotive selling, general and administrative expense increased by $0.3 billion (or 11.5%), primarily due to increased advertising and sales promotion expenses of $0.3 billion, primarily in GMNA of $0.2 billion and increased advertising, sales promotion and marketing expenses of $0.1 billion to support media campaigns and new product launches in GMIO. We also reserved $0.1 billion, primarily in GME, for a single customer due to their default under commercial supply agreements, partially offset by decreases in other administrative expenses.

Goodwill Impairment Charges

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
Goodwill impairment charges	$395	$—	$395	n.a.

n.a. = not applicable

In the three months ended March 31, 2011 Goodwill impairment charges increased by $0.4 billion due to Goodwill impairment charges recorded in GME. Refer to Notes 2 and 9 to our condensed consolidated financial statements for additional information related to our Goodwill impairment charges.

Automotive Interest Expense

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
Automotive interest expense	$149	$337	$(188)	(55.8)%

In the three months ended March 31, 2011 Automotive interest expense decreased by $0.2 billion (or 55.8%), primarily due to the reduction in global average debt of $15.2 billion in the three months ended March 31, 2010 to $4.8 billion in the three months ended March 31, 2011 driven by the repayment of the UST Loans and Canadian Loan, which we assumed upon entering into agreements with the United States Department of the Treasury and the Canadian government, and VEBA Notes, which were issued to the UAW Retiree Medical Benefits Trust, in 2010 resulting in decreased interest expense of $0.2 million.

Interest Income and Other Non-Operating Income, net

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
Interest income and other non-operating income, net	$604	$447	$157	35.1%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2011 Interest income and other non-operating income, net increased by $0.2 billion (or 35.1%), primarily due to a gain of $0.3 billion recorded on the sale of our Ally Financial preferred stock partially offset by decreased derivative gains of $0.1 billion in GMIO.

Income Tax Expense

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
Income tax expense	$137	$509	$(372)	(73.1)%

In the three months ended March 31, 2011 Income tax expense decreased by $0.4 billion (or 73.1%), primarily due to a decrease in tax expense attributable to entities included in our effective tax rate calculation of $0.3 billion and a decrease in tax expense attributable to a taxable foreign currency gain in Venezuela of $0.1 billion recorded in the three months ended March 31, 2010.

The recorded effective tax rate is lower than the applicable statutory tax rate, primarily due to income earned in jurisdictions for which a full valuation allowance is recorded. The effective tax rate decreased in the three months ended March 31, 2011 primarily as a result of changes in the mix of earnings in valuation allowance and non-valuation allowance jurisdictions.

Equity Income, net of tax and Gain on Disposal of Investments

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
China JVs	$448	$349	$99	28.4%
New Delphi	1,727	35	1,692	n.m.
Other equity interests	(31)	19	(50)	n.m.

Total equity income, net of tax and gain on disposal of investments	$2,144	$403	$1,741	n.m.

n.m. = not meaningful

In the three months ended March 31, 2011 Equity income, net of tax and gain on disposal of investments increased by $1.7 billion primarily due to a gain of $1.6 billion recorded on the sale of our New Delphi Class A Membership Interests in GMNA and increased equity income related to our China JVs of $0.1 billion in GMIO.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Changes in Consolidated Financial Condition

(Dollars in millions, except share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Automotive Current Assets
Cash and cash equivalents	$20,975	$21,061
Marketable securities	8,618	5,555

Total cash, cash equivalents and marketable securities	29,593	26,616
Accounts and notes receivable (net of allowance of $336 and $252)	12,990	8,699
Inventories	13,991	12,125
Equipment on operating leases, net	3,099	2,568
Other current assets and deferred income taxes	3,276	3,045

Total current assets	62,949	53,053
Automotive Non-current Assets
Equity in net assets of nonconsolidated affiliates	6,937	8,529
Property, net	19,944	19,235
Goodwill	28,752	30,513
Intangible assets, net	11,488	11,882
Other assets and deferred income taxes	4,249	4,754

Total non-current assets	71,370	74,913

Total Automotive Assets	134,319	127,966
GM Financial Assets
Finance receivables, net (including gross finance receivables transferred to special purpose entities of $8,603 and $7,156)	8,276	8,197
Restricted cash	1,201	1,090
Goodwill	1,265	1,265
Other assets (including leased assets transferred to special purpose entities of $188 at March 31, 2011)	785	380

Total GM Financial Assets	11,527	10,932

Total Assets	$145,846	$138,898

LIABILITIES AND EQUITY
Automotive Current Liabilities
Accounts payable (principally trade)	$24,739	$21,497
Short-term debt and current portion of long-term debt (including debt at GM Korea of $117 and $70)	1,743	1,616
Accrued liabilities (including derivative liabilities at GM Korea of $49 and $111)	25,200	24,044

Total current liabilities	51,682	47,157
Automotive Non-current Liabilities
Long-term debt (including certain debt at GM Korea of $8 and $835)	3,268	3,014
Postretirement benefits other than pensions	9,396	9,294
Pensions	21,660	21,894
Other liabilities and deferred income taxes	12,851	13,021

Total non-current liabilities	47,175	47,223

Total Automotive Liabilities	98,857	94,380
GM Financial Liabilities
Securitization notes payable	6,061	6,128
Credit facilities	1,412	832
Other liabilities	430	399

Total GM Financial Liabilities	7,903	7,359

Total Liabilities	106,760	101,739
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at March 31, 2011 and December 31, 2010)	5,536	5,536
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at March 31, 2011 and December 31, 2010)	4,855	4,855
Common stock, $0.01 par value (5,000,000,000 shares authorized, 1,560,755,989 and 1,500,149,928 shares issued and outstanding at March 31, 2011 and 1,500,136,998 shares issued and outstanding at December 31, 2010)	15	15
Capital surplus (principally additional paid-in capital)	24,347	24,257
Retained earnings	1,951	266
Accumulated other comprehensive income	1,494	1,251

Total stockholders’ equity	38,198	36,180
Noncontrolling interests	888	979

Total Equity	39,086	37,159

Total Liabilities and Equity	$145,846	$138,898

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive

Current Assets

At March 31, 2011 Marketable securities of $8.6 billion increased $3.1 billion (or 55.1%) due to investments in securities with maturities exceeding 90 days reflecting our improved liquidity and cash position.

At March 31, 2011 Accounts and notes receivable of $13.0 billion increased by $4.3 billion (or 49.3%), primarily due to increased sales volume across all regions in the three months ended March 31, 2011 as well as an increase related to the termination of the wholesale advance agreements with Ally Financial, in the U.S. and Canada, which provided for accelerated receipt of payment on dealer sales financed through Ally Financial.

At March 31, 2011 Inventories of $14.0 billion increased by $1.9 billion (or 15.4%), primarily to support increased forecasted production and to build up inventory from seasonally low levels at December 31, 2010 to support increased demand for our products.

At March 31, 2011 Equipment on operating leases, net of $3.1 billion increased by $0.5 billion (or 20.7%), primarily due to an increase of $0.3 billion in GMNA primarily related to vehicles leased to daily rental car companies (vehicles leased to U.S. daily rental car companies increased to 135,000 vehicles at March 31, 2011 from 118,000 vehicles at December 31, 2010), and an increase of $0.2 billion in GME due to a net increase in leased vehicles from 40,000 at December 31, 2010 to 51,000 at March 31, 2011.

At March 31, 2011 Other current assets and deferred income taxes of $3.3 billion increased by $0.2 billion (or 7.6%), primarily due to an increase in deferred taxes, primarily in GMNA and GME.

Non-Current Assets

At March 31, 2011 Equity in net assets of nonconsolidated affiliates of $6.9 billion decreased by $1.6 billion (or 18.7%), primarily due to a decrease of $2.0 billion due to the March 2011 sale of our interest in New Delphi. This reduction was partially offset by increased equity income of $0.4 billion, primarily related to our China JVs.

At March 31, 2011 Property, net of $19.9 billion increased by $0.7 billion (or 3.7%) primarily due to: (1) capital expenditures of $1.3 billion; (2) favorable foreign currency translation effect of $0.3 billion primarily in GME resulting from the Euro strengthening against the U.S. dollar; partially offset by (3) depreciation of $1.0 billion; and (4) decreases associated with disposals of $0.1 billion.

At March 31, 2011 Goodwill of $28.8 billion decreased by $1.8 billion (or 5.8%) due to impairment charges of $1.9 billion recognized upon our adoption of Accounting Standard Update (ASU) 2010-28, “Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (ASU 2010-28). The impairment charges, in GME, resulted in the recognition of a cumulative-effect adjustment to beginning Retained earnings of $1.5 billion and an impairment charge of $0.4 billion recorded in Goodwill impairment charges, during the three months ended March 31, 2011. This adjustment was partially offset by $0.1 billion due to favorable foreign currency translation effect, primarily in GME, resulting from the Euro strengthening against the U.S. dollar.

At March 31, 2011 Intangible assets, net of $11.5 billion decreased by $0.4 billion (or 3.3%), primarily due to amortization of $0.5 billion partially offset by foreign currency translation of $0.1 billion.

At March 31, 2011 Other assets and deferred income taxes of $4.2 billion decreased by $0.5 billion (or 10.6%), primarily due to a decrease of $0.7 billion due to the sale of our investment in Ally Financial preferred stock, partially offset by an increase of $0.2 billion in prepaid expense in GMNA.

Current Liabilities

At March 31, 2011 Accounts payable of $24.7 billion increased by $3.2 billion (or 15.1%), primarily due to higher payables for materials due to increased production volume of $2.8 billion and the effects of foreign currency translation of $0.4 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At March 31, 2011 Short-term debt and current portion of long-term debt of $1.7 billion increased by $0.1 billion (or 7.9%), primarily due to increased balances on wholesale financing facilities and the effects of foreign currency translation.

At March 31, 2011 Accrued liabilities of $25.2 billion increased by $1.2 billion (or 4.8%) primarily due to increases in customer deposits related to the increased number of vehicles leased to daily rental car companies of $0.6 billion and increases in the current portion of product warranty and recall campaigns of $0.5 billion based on recent claims experience.

Non-Current Liabilities

At March 31, 2011 Long-term debt of $3.3 billion increased by $0.3 billion (or 8.4%), primarily due to capital lease obligations of $0.2 billion and the effects of foreign currency translation of $0.1 billion.

At March 31, 2011 Postretirement benefits other than pensions obligation of $9.4 billion increased by $0.1 billion (or 1.1%), primarily due to the effects of foreign currency translation.

At March 31, 2011 Pensions obligation of $21.7 billion decreased by $0.2 billion (or 1.1%) due to: (1) the revaluation of pension plans of $0.3 billion in GME associated with goodwill impairment testing; (2) decrease for contributions and benefits payments of $0.2 billion and; (3) decrease for service costs, interest expense and expected return on assets of $0.1 billion offset by an increase of $0.4 billion due to the effects of foreign currency translation.

At March 31, 2011 Other liabilities and deferred income taxes of $12.9 billion decreased by $0.2 billion (or 1.3%), primarily due to a decrease in the non-current portion of product warranty and recall campaigns of $0.5 billion based on recent claims experience offset by an increase in accruals for deferred revenue of $0.2 billion.

Automotive Financing

Total GM Financial Assets

At March 31, 2011 Finance receivables, net of $8.3 billion increased by $0.1 billion (or 1.0%), primarily due to new loan originations of $1.1 billion partially offset by principal collections and gross charge offs of $1.0 billion.

At March 31, 2011 Restricted cash of $1.2 billion increased by $0.1 billion (or 10.2%), primarily due to higher borrowings on GM Financial’s credit facilities.

At March 31, 2011 Other assets of $0.8 billion increased by $0.4 billion (or 106.6%), primarily due to new leased vehicles originations of $0.3 billion.

Total GM Financial Liabilities

At March 31, 2011 Securitization notes payable of $6.1 billion decreased by $0.1 billion (or 1.1%), primarily due to normal principal amortization of the securitization notes payable partially offset by a $0.8 billion new securitization transaction.

At March 31, 2011 Credit facilities of $1.4 billion increased by $0.6 billion (or 69.7%), primarily due to new net borrowings on credit facilities to support increased loan and lease originations.

Further information on each of our businesses and geographic segments is subsequently discussed.

GM North America

(Dollars in millions)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Total net sales and revenue	$22,110	$19,286
EBIT	$2,898	$1,218

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Vehicle Sales and Production Volume

The following tables summarize total production volume and new motor vehicle sales volume and competitive position (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Production Volume
Cars	284	244
Trucks	502	424

Total	786	668

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010 (a)(b)
	GM	GM as a % of Industry	GM	GM as a % of Industry
Vehicle Sales (c)(d)(e)
Total GMNA	684	18.3%	564	17.8%
Total U.S.	593	19.0%	477	18.4%
U.S. - Cars	232	15.4%	190	14.8%
U.S. - Trucks	361	22.4%	287	22.0%
Canada	51	15.1%	48	14.5%
Mexico	38	17.6%	36	18.8%

(a)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(b)	Our vehicle sales include Saab data through February 2010.

(c)	Vehicle sales primarily represent sales to the ultimate customer.

(d)	Vehicle sales data may include rounding differences.

(e)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at time of delivery to the daily rental car companies.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010 (a)(b)
GMNA vehicle sales by brand (c)(d)(e)
Buick	47	34
Cadillac	43	31
Chevrolet	488	401
GMC	106	85

Total core brands	684	552

HUMMER	—	1
Pontiac	—	4
Saab	—	1
Saturn	—	6

Total other brands	—	12

GMNA total	684	564

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(a)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(b)	Our vehicle sales include Saab data through February 2010.

(c)	Vehicle sales primarily represent sales to the ultimate customer.

(d)	Vehicle sales data may include rounding differences.

(e)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

GMNA Total Net Sales and Revenue

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
Total net sales and revenue	$22,110	$19,286	$2,824	14.6%

In the three months ended March 31, 2011 Total net sales and revenue increased by $2.8 billion (or 14.6%), primarily due to: (1) increased wholesale volumes of $2.7 billion representing 111,000 vehicles (or 15.9%) due to an improving economy and successful recent vehicle launches of the Chevrolet Cruze, Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX; (2) favorable vehicle mix of $0.2 billion primarily due to fewer daily rental units sold at auction; (3) increased revenues from OnStar and Customer Care and Aftersales of $0.2 billion primarily due to increased volumes; (4) favorable net foreign currency translation effect of $0.2 billion primarily driven by the strengthening of the Canadian Dollar against the U.S. Dollar; partially offset by (5) unfavorable pricing of $0.3 billion due to increased sales allowances; and (6) decreased revenue of $0.3 billion due to the sale of Nexteer in November 2010.

GMNA EBIT

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
EBIT	$2,898	$1,218	$1,680	137.9%

In the three months ended March 31, 2011 EBIT increased by $1.7 billion (or 137.9%), primarily due to: (1) a gain of $1.6 billion on the sale of our New Delphi Class A Membership Interests; (2) increased wholesale volumes of $1.0 billion due to an improving economy and successful recent vehicle launches such as the Chevrolet Cruze, Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX; (3) favorable increase in net pension and other postretirement benefits (OPEB) income of $0.1 billion; partially offset by (4) unfavorable vehicle pricing effect of $0.3 billion due to higher sales allowances; (5) increased advertising and sales promotion expenses of $0.2 billion primarily to support media campaigns for our products; (6) increased engineering expense of $0.2 billion to support new product development; (7) unfavorable vehicle mix of $0.1 billion; and (8) reduction in favorable adjustments of $0.1 billion to restructuring reserves primarily due to increased production capacity utilization during the three months ended March 31, 2010, which resulted in the recall of idled employees to fill added shifts at multiple U.S. production sites.

GM Europe

(Dollars in millions)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Total net sales and revenue	$6,870	$5,461
EBIT loss	$(390)	$(477)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Vehicle Sales and Production Volume

The following tables summarize total production volume and new motor vehicle sales volume and competitive position (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Production Volume	344	305

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010 (a)
	GM	GM as a % of Industry	GM	GM as a % of Industry
Vehicle Sales (b)(c)(d)(e)
Total GME	433	8.6%	404	8.5%
United Kingdom	81	12.6%	81	12.0%
Germany	69	8.2%	60	8.2%
Italy	44	7.7%	51	7.0%
Russia	44	8.7%	27	8.9%
France	37	4.9%	27	3.9%
Uzbekistan	27	96.3%	33	96.7%
Spain	21	8.9%	30	9.4%

(a)	Our vehicle sales include Saab data through February 2010.

(b)	Vehicle sales primarily represent estimated sales to the ultimate customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicles sales.

(c)	GMIO records the financial results (primarily Automotive sales and Automotive cost of sales) of Chevrolet brand vehicles that are produced in GMIO. These GMIO produced Chevrolet brand vehicles, when sold in GME, are included in GME vehicle sales volume and market share data because vehicle sales volumes are reported in the geographical region in which they are sold. Regardless of where they were produced, Chevrolet brand vehicles included in GME vehicle sales volume and market share data were 112,000 vehicles and 105,000 vehicles in the three months ended March 31, 2011 and 2010.

(d)	Vehicle sales data may include rounding differences.

(e)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

GME Total Net Sales and Revenue

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
Total net sales and revenue	$6,870	$5,461	$1,409	25.8%

In the three months ended March 31, 2011 Total net sales and revenue increased by $1.4 billion (or 25.8%), primarily due to: (1) increased wholesale volumes of $0.7 billion representing 47,000 vehicles (or 16.3%) primarily due to an increase in Germany by 17,000 vehicles (or 35.4%), in exports to the United States by 11,000 vehicles primarily attributed to the Buick Regal, in France by 10,000 vehicles (or 49.4%), in Russia by 9,000 vehicles (or 189.4%) and in Turkey by 6,000 vehicles (or 111.1%), partially offset by a decrease in Spain of 5,000 vehicles (or 20.2%); (2) favorable vehicle mix of $0.4 billion primarily due to increased sales of the Opel

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Insignia, new generation Opel Meriva, and new generation Opel Astra; (3) revenue from GM Strasbourg of $0.2 billion associated with the acquisition in October 2010; (4) increased powertrain engine and transmission sales of $0.2 billion; partially offset by (5) reduction in Saab brand sales of $0.1 billion related to the sale of Saab in February 2010.

GME EBIT Loss

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
EBIT loss	$(390)	$(477)	$87	18.2%

In the three months ended March 31, 2011 EBIT loss decreased by $0.1 billion (or 18.2%), primarily due to: (1) decreased restructuring expenses of $0.2 billion; (2) increased wholesale volume of $0.2 billion; (3) decreased manufacturing costs of $0.1 billion primarily related to the closing of the Antwerp, Belgium facility and European wide labor savings; (4) decreased engineering expense of $0.1 billion; partially offset by (5) goodwill impairment charges of $0.4 billion in the three months ended March 31, 2011; (6) charges of $0.1 billion related to a single customer’s default under various commercial supply agreements in the three months ended March 31, 2011; and (7) a nonrecurring gain on the sale of Saab of $0.1 billion recorded in the three months ended March 31, 2010.

GM International Operations

(Dollars in millions)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Total net sales and revenue	$5,427	$4,985
EBIT	$480	$908

Vehicle Sales and Production Volume

The following tables summarize total production volume and new motor vehicle sales volume and competitive position (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Production Volume
Consolidated entities	257	248
Joint ventures
SGMW (a)	319	317
SGM	291	240
FAW-GM (a)	15	26
Other	84	71

Total production volume	966	902

(a)	The joint venture agreements with SGMW (44%) in the three months ended March 31, 2011 and (34%) in the three months ended March 31, 2010 and FAW-GM (50%) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture production in China.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010 (a)(b)
	GM	GM as a % of Industry	GM	GM as a % of Industry
Vehicle sales (c)(d)(e)(f)
Total GMIO	855	9.2%	790	8.8%
Vehicle sales–consolidated entities
Australia	30	11.9%	34	13.3%
Middle East Operations	30	10.2%	26	9.4%
South Korea	30	7.7%	27	7.3%
Egypt	9	27.9%	15	26.6%
Vehicle sales–primarily joint ventures
China (g)(h)	686	13.6%	624	13.3%
India (g)	29	3.2%	32	4.2%

(a)	Includes HUMMER vehicle sales data.

(b)	Our vehicle sales include Saab data through February 2010.

(c)	Vehicle sales primarily represent estimated sales to the ultimate customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicles sales.

(d)	Vehicle sales data may include rounding differences.

(e)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(f)	GMIO records the financial results (primarily Automotive sales and Automotive cost of sales) of Chevrolet brand vehicles that are produced in GMIO. These GMIO produced Chevrolet brand vehicles, when sold in GME, are included in GME vehicle sales volume and market share data because vehicle sales volumes are reported in the geographical region in which they are sold. Regardless of where they were produced, Chevrolet brand vehicles included in GME vehicle sales volume and market share data were 112,000 vehicles and 105,000 vehicles in the three months ended March 31, 2011 and 2010.

(g)	Includes the following joint venture vehicle sales:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Joint venture vehicle sales in China
SGM	310	235
SGMW and FAW-GM	376	388
Joint venture vehicle sales in India
HKJV	29	22

(h)	The joint venture agreements with SGMW (44%) in the three months ended March 31, 2011 and (34%) in the three months ended March 31, 2010 and FAW-GM (50%) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture vehicle sales in China as part of our global market share.

GMIO Total Net Sales and Revenue

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
Total net sales and revenue	$5,427	$4,985	$442	8.9%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2011 Total net sales and revenue increased by $0.4 billion (or 8.9%), primarily due to: (1) increased wholesale volumes of $0.4 billion representing 23,000 vehicles (or 8.7%) primarily in GM Korea by 31,000 vehicles (or 20.8%) driven by strong industry growth leading to increased domestic and export demand for medium and mini vehicles such as the Chevrolet Cruze and Spark; the Middle East Operations increased by 10,000 vehicles (or 29.3%) driven by industry growth, partially offset by a decrease in Australia of 12,000 vehicles (or 30.1%) resulting from government incentives expiring in December 2009 driving higher deliveries in the first quarter of 2010; (2) favorable net foreign currency translation effect of $0.2 billion driven by the strengthening of major currencies such as the Korean Won, Australian Dollar, South African Rand and the Euro against the U.S. Dollar; (3) decreased revenue of $0.1 billion associated with the sale of GM India to HKJV in February 2010; partially offset by (4) unfavorable vehicle mix of $0.1 billion driven by the increased sales of the lower priced Chevrolet Cruze and Aveo combined with decreased sales of higher priced trucks in our Middle East Operations.

The vehicle sales related to our China and India joint ventures are not reflected in Total net sales and revenue (GM India was deconsolidated effective February 2010). The results of our joint ventures are recorded in Equity income, net of tax and gain on disposal of investments.

GMIO EBIT

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
EBIT	$480	$908	$(428)	(47.1)%

In the three months ended March 31, 2011 EBIT decreased by $0.4 billion (or 47.1%), primarily due to: (1) increased material prices of $0.1 billion, (2) unfavorable vehicle mix of $0.1 billion driven by increased sales of medium and mini vehicles combined with decreased sales of sport utility vehicles; (3) increased advertising and sales promotion of $0.1 billion to support media campaigns for launches of new products and the launch of the Chevrolet brand in Korea; (4) lower derivative gains in GM Korea of $0.1 billion; (5) charges at HKJV of $0.1 billion driven by changes in Indian tax regulations which significantly extended the period of time over which we will earn certain incentives; (6) increased engineering expense of $0.1 billion to support new product development; partially offset by (7) increased Equity income, net of tax and gain on disposal of investments of $0.1 billion from the operating results of our China JVs; and (8) decreased non-controlling interest attributable to minority shareholders of GM Korea of $0.1 billion.

GM South America

(Dollars in millions)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Total net sales and revenue	$3,896	$3,324
EBIT	$90	$265

Vehicle Sales and Production Volume

The following tables summarize total production volume and new motor vehicle sales volume and competitive position (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Production Volume	231	210

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	GM	GM as a % of Industry	GM	GM as a % of Industry
Vehicle Sales (a)(b)(c)
Total GMSA	250	18.8%	241	20.7%
Brazil	143	17.3%	156	19.9%
Argentina	36	15.4%	31	17.1%
Colombia	26	33.1%	17	34.1%
Ecuador	14	40.9%	11	40.8%
Chile	14	16.7%	9	16.5%
Venezuela	11	42.3%	13	45.6%

(a)	Vehicle sales primarily represent estimated sales to the ultimate customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicles sales.

(b)	Vehicle sales data may include rounding differences.

(c)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

GMSA Total Net Sales and Revenue

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
Total net sales and revenue	$3,896	$3,324	$572	17.2%

In the three months ended March 31, 2011 Total net sales and revenue increased by $0.6 billion (or 17.2%), primarily due to: (1) increased wholesale volumes of $0.3 billion representing 24,000 vehicles (or 10.3%), primarily in Colombia by 9,000 vehicles (or 52.7%), in Argentina by 5,000 vehicles (or 21.9%), in Chile by 5,000 vehicles (or 49.2%) and in Ecuador by 5,000 vehicles (or 48.0%) driven by improved macroeconomic conditions and industry growth throughout the region, partially offset by decreased wholesale volumes in Brazil of 3,000 vehicles (or 1.7%) due to deteriorated market share driven by increased competition and heavy price pressure by competitors in the market; (2) favorable net foreign currency translation effect of $0.2 billion, primarily due to the strengthening of major currencies in 2011 against the U.S. Dollar such as the Brazilian Real and Colombian Peso; and (3) favorable vehicle pricing effect of $0.1 billion, primarily in Venezuela driven by the hyperinflationary economy.

GMSA EBIT

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
EBIT	$90	$265	$(175)	(66.0)%

In the three months ended March 31, 2011 EBIT decreased by $0.2 billion (or 66.0%), primarily due to: (1) increased material and manufacturing costs and costs associated with engineering and product launches of $0.2 billion; (2) other cost increases including taxes and fees of $0.1 billion; partially offset by (3) favorable vehicle pricing effect of $0.1 billion, primarily in Venezuela driven by the hyperinflationary economy.

In January 2010 the Venezuelan government announced that the official fixed exchange rate of 2.15 BsF to $1.00 would be changed to a dual rate system that includes a 2.60 BsF to $1.00 essentials rate for food, technology and heavy machine importers and a 4.30

GENERAL MOTORS COMPANY AND SUBSIDIARIES

BsF to $1.00 non-essentials rate for all others. This devaluation required remeasurement of our Venezuelan subsidiaries’ non-U.S. dollar denominated monetary assets and liabilities. We used a rate of 4.30 BsF to $1.00 to determine the remeasurement, which resulted in a charge of $25 million recorded in Automotive cost of sales in the three months ended March 31, 2010.

GM Financial

(Dollars in millions)

Three Months Ended March 31, 2011
Total revenue	$295
Income before income taxes	$130

In the three months ended March 31, 2011 Total revenue included finance charge income of $268 million and other income of $27 million. The effective yield on GM Financial’s finance receivables was 12.5% for the three months ended March 31, 2011. The effective yield represents finance charges and fees recorded in earnings and the accretion of the purchase accounting premium during the period as a percentage of average finance receivables.

Net margin is the difference between finance charge income and other income earned on GM Financial’s finance receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The following table summarizes GM Financial’s net margin and as a percentage of average finance receivables (dollars in millions):

	Three Months Ended March 31, 2011
Finance charge income	$268	12.5%
Other income	27	1.3%
Interest expense	(41)	(1.9)%

Net GM Financial margin	$254	11.9%

Income Before Income Taxes

In the three months ended March 31, 2011 results included: (1) Total revenue of $295 million; partially offset by (2) operating and leased vehicle expenses of $85 million; (3) interest expense of $41 million; and (4) provision for loan losses of $39 million. GM Financial’s operating expenses are primarily related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables originated since October 1, 2010. Interest expense represents interest paid on GM Financial’s warehouse credit facilities, securitization notes payable and other unsecured debt.

Average debt outstanding in the three months ended March 31, 2011 was $7.1 billion and the effective rate of interest paid was 2.3%.

Corporate Results of Operations

(Dollars in millions)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Total net sales and revenue	$16	$45
Net income (loss) attributable to stockholders	$231	$(865)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Corporate Total Net Sales and Revenue

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
Total net sales and revenue	$16	$45	$(29)	(64.4)%

In the three months ended March 31, 2011 Total net sales and revenue decreased by $29 million (or 64.4%) primarily due to decreased lease financing revenue related to the liquidation of the portfolio of automotive retail leases. Average outstanding automotive retail leases on-hand decreased to a de minimus amount for the three months ended March 31, 2011 compared to 18,000 for the three months ended March 31, 2010.

Corporate Net Income (Loss) Attributable to Stockholders

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011 vs. 2010 Change
Net income (loss) attributable to stockholders	$231	$(865)	$1,096	126.7%

In the three months ended March 31, 2011 Net income attributable to stockholders increased by $1.1 billion (or 126.7%) primarily due to: (1) decrease in income tax expense of $0.4 billion primarily due to a decrease in tax expense of $0.3 billion attributable to entities included in our effective tax rate calculation and a decrease in income tax expense of $0.1 billion attributable to a taxable foreign currency gain in Venezuela recorded in the three months ended March 31, 2010; (2) a gain of $0.3 billion recorded on the sale of our Ally Financial preferred stock; and (3) decrease in interest expense of $0.2 billion driven by the repayment of the UST Loan, Canadian Loan, and VEBA Notes in 2010.

Liquidity and Capital Resources

Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our secured revolving credit facility will be sufficient to meet our liquidity needs. However, we expect to have substantial cash requirements going forward, which we plan to fund through available liquidity and cash flow from operations. Our known material future uses of cash include, among other possible demands: (1) pension contributions and OPEB payments; (2) capital expenditures; (3) spending to implement long-term cost savings and restructuring plans such as restructuring our Opel/Vauxhall operations and potential capacity reduction programs; (4) reducing our overall debt levels; and (5) certain South American income and indirect tax-related administrative proceedings may require that we deposit funds in escrow or make payments which may range up to $1.0 billion.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of this report and our 2010 Form 10-K, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and, therefore, adversely affect our liquidity plans.

Recent Initiatives

Repayment of Debt and Reduction of Financial Leverage

We continue to monitor and evaluate opportunities to optimize our liquidity position and capital structure in order to strengthen our balance sheet. The repayment of debt remains a key strategic initiative. We continue to evaluate potential debt repayments prior to maturity. Any such repayments may negatively affect our liquidity in the short-term.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We made a voluntary contribution in January 2011 to our U.S. hourly and salaried defined benefit pension plans of 61 million shares of our common stock, valued at $2.2 billion for funding purposes at the time of contribution. The contributed shares qualify as a plan asset for funding purposes immediately and will qualify as a plan asset for accounting purposes when certain transfer restrictions are removed, which is expected in 2011. This contribution was made as part of our continuing efforts to mitigate risk in our balance sheet and fully fund long-term obligations.

Under wholesale financing arrangements, our U.S. dealers typically borrow money from financial institutions to fund their vehicle purchases from us. Effective January 2011 we terminated a wholesale advance agreement which provided for accelerated receipt of payments made by Ally Financial on behalf of our U.S. dealers pursuant to Ally Financial’s wholesale financing arrangements with dealers. Similar modifications were made in Canada. The wholesale advance agreements cover the period for which vehicles are in transit between assembly plants and dealerships. We no longer receive payments in advance of the date vehicles purchased by dealers are scheduled to be delivered, resulting in an increase to our accounts receivable balance of $2.5 billion at March 31, 2011. The amount of the increase to our accounts receivable balance depends on sales volumes, seasonal fluctuations and certain other factors. We expect the increase to our accounts receivable balances to moderate over the remainder of 2011 and average $2.0 billion for 2011.

In January 2011 we withdrew our application for loans available under Section 136 of the Energy Independence Security Act of 2007. This decision is consistent with our stated goal to minimize our outstanding debt.

Reduction in Non-core Assets

We sold our Class A Membership Interests in New Delphi to New Delphi for $3.8 billion in March 2011 and recognized a gain of $1.6 billion. We had acquired our stake in October 2009 in conjunction with the creation of New Delphi. Also in March 2011 we sold our Ally Financial preferred stock and received proceeds of $1.0 billion. We recorded a gain of $0.3 billion in the three months ended March 31, 2011 related to the sale. Proceeds from these asset sales were used to strengthen liquidity and will be used for general corporate purposes.

Automotive

Available Liquidity

Available liquidity includes cash and cash equivalent balances and marketable securities. At March 31, 2011 our available liquidity was $29.6 billion, not including funds available under credit facilities of $5.9 billion or in the Canadian Health Care Trust (HCT) escrow account of $1.0 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity using U.S. cash investments, cash held at our international treasury centers and available liquidity at consolidated overseas subsidiaries. A portion of our total liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods, including inter-company loans, to utilize these funds across our global operations as needed. The following table summarizes our liquidity (dollars in millions):

	March 31, 2011	December 31, 2010
Cash and cash equivalents	$20,975	$21,061
Marketable securities	8,618	5,555

Available liquidity	29,593	26,616
Available under credit facilities	5,912	5,919

Total available liquidity	35,505	32,535
HCT escrow account (a)	1,038	1,008

Total liquidity including the HCT escrow account	$36,543	$33,543

(a)	Classified as restricted cash and marketable securities which is recorded in Other current assets and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total available liquidity increased by $3.0 billion in the three months ended March 31, 2011 primarily due to proceeds from the sale of non-core investments partially offset by planned capital expenditures and negative cash flows from operating activities driven by increases in accounts receivable balances related to the termination of the wholesale advance agreements.

Credit Facilities

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our primary borrowing capacity under these credit facilities comes from our $5.0 billion secured revolving credit facility. The balance of our credit facilities are geographically dispersed across all regions. The following tables summarize our committed and uncommitted credit facilities (dollars in millions):

	Total Credit Facilities		Amounts Available Under Credit Facilities
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Committed	$6,137	$6,142	$5,475	$5,475
Uncommitted	507	490	437	444

Total	$6,644	$6,632	$5,912	$5,919

	Total Credit Facilities		Amounts Available Under Credit Facilities
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Credit Facilities
Secured Revolving Credit Facility	$5,000	$5,000	$5,000	$5,000
Brazil	469	466	—	2
GM Hong Kong	400	400	370	370
Other (a)	775	766	542	547

Total	$6,644	$6,632	$5,912	$5,919

(a)	Consists of credit facilities available primarily at our foreign subsidiaries that are not individually significant.

At March 31, 2011 and December 31, 2010 our secured revolving credit facility comprised $5.0 billion of the amounts available under committed credit facilities and other committed credit facilities had $475 million available.

While we do not believe that we will draw on the secured revolving credit facility to fund operating activities, the facility provides additional liquidity and financing flexibility. Availability under the secured revolving credit facility is subject to borrowing base restrictions. Our obligations under the secured revolving credit facility are guaranteed by certain of our domestic subsidiaries and by a substantial portion of our domestic assets, including accounts receivable, inventory, property, plants, and equipment, real estate, intercompany loans, intellectual property, trademarks and direct investments in Ally Financial. Obligations are also secured by the equity interests in certain of our direct domestic subsidiaries, as well as up to 65% of the voting equity interests in certain of our direct foreign subsidiaries, in each case, subject to certain exceptions. The collateral securing the secured revolving credit facility does not include, among other assets, cash, cash equivalents, marketable securities, as well as our investment in GM Financial and our equity interests in our China JVs and in GM Korea. If we receive an investment grade corporate rating from two or more of the credit rating agencies (Fitch, Moody’s and S&P), we may no longer have to post collateral under the terms of the facility.

Uncommitted credit facilities include lines of credit which are available to us, but under which the lenders have no legal obligation to provide funding upon our request. We and our subsidiaries use credit facilities to fund working capital needs, product programs, facilities development and other general corporate purposes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Restricted Cash and Marketable Securities

Pursuant to an agreement among General Motors of Canada Limited (GMCL), Export Development of Canada and an escrow agent we had $1.0 billion remaining in an escrow account at March 31, 2011 to fund certain of GMCL’s healthcare obligations pending the satisfaction of certain preconditions which have not yet been met.

Cash Flow

Operating Activities

In the three months ended March 31, 2011 we had negative cash flows from operating activities of $0.6 billion primarily due to: (1) unfavorable changes in working capital of $2.9 billion primarily driven by an increase in accounts receivable from the termination of the wholesale advance agreements; (2) unfavorable changes in other operating assets of $0.7 billion; (3) pension contributions and OPEB payments of $0.4 billion; partially offset by (4) net income of $3.4 billion which included non-cash charges of $2.0 billion resulting from depreciation, impairment and amortization expense (including amortization of debt issuance costs and discounts) and which also included gains of $1.6 billion from the sale of our Class A Membership Interests in New Delphi and $0.3 billion from the sale of our Ally Financial preferred stock.

In the three months ended March 31, 2010 we had positive cash flows from operating activities of $1.9 billion primarily due to: (1) net income of $1.2 billion, which included non-cash charges of $1.8 billion resulting from depreciation, impairment and amortization expense (including amortization of debt issuance costs and discounts); and (2) changes in other operating assets and liabilities of $0.3 billion partially offset by (3) unfavorable changes in working capital of $0.8 billion; and (4) pension contributions and OPEB payments of $0.6 billion. The unfavorable changes in working capital were related to increases in accounts receivables and inventories, partially offset by an increase in accounts payable.

Investing Activities

In the three months ended March 31, 2011 we had positive cash flows from investing activities of $0.6 billion primarily due to: (1) proceeds received from the sale of our Class A Membership Interests in New Delphi and our Ally Financial preferred stock of $4.8 billion; (2) net decrease in restricted cash of $0.1 billion; partially offset by (3) net investments in marketable securities of $3.0 billion; and (4) capital expenditures of $1.3 billion.

In the three months ended March 31, 2010 we had positive cash flows from investing activities of $0.5 billion primarily due to: (1) net decrease in restricted cash of $1.2 billion primarily related to withdrawals from the UST and HCT escrow accounts; (2) liquidations of operating leases of $0.1 billion; partially offset by (3) capital expenditures of $0.8 billion.

Financing Activities

In the three months ended March 31, 2011 we had negative cash flows from financing activities of $0.3 billion primarily related to: (1) dividend payments on our Series A and Series B Preferred Stock of $0.2 billion; and (2) payment to acquire additional interest in GM Korea of $0.1 billion. Refer to Note 3 to the condensed consolidated financial statements for additional information on the acquisition of additional interest in GM Korea.

In the three months ended March 31, 2010 we had negative cash flows from financing activities of $1.7 billion primarily due to: (1) repayments on the UST Loans and Canadian Loan of $1.0 billion and $0.2 billion; (2) dividend payments on our Series A Preferred Stock of $0.2 billion; (3) payments on the receivables program announced in March 2009 to provide financial assistance to automotive suppliers of $0.2 billion; and (4) net payments on other debt of $0.1 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Financing

Liquidity Overview

GM Financial’s primary sources of cash are finance charge income, rental income, servicing fees, distributions from securitization trusts, borrowings under credit facilities, transfers of finance receivables to trusts in securitization transactions and collections, recoveries on finance receivables and net proceeds from senior notes and convertible senior notes transactions. GM Financial’s primary uses of cash are purchases of finance receivables and leased assets, repayment of credit facilities, securitization notes payable and other indebtedness, funding credit enhancement requirements for securitization transactions and credit facilities and operating expenses.

GM Financial used cash of $1.1 billion for the purchase of finance receivables in the three months ended March 31, 2011. Generally, these purchases were funded initially utilizing cash and borrowings under credit facilities and subsequently funded in securitization transactions.

GM Financial used cash of $0.3 billion for the purchase of operating leases in the three months ended March 31, 2011. These purchases were funded utilizing cash and borrowings under the lease warehouse facility.

Available Liquidity

The following table summarizes GM Financial’s available liquidity (dollars in millions):

	March 31, 2011	December 31, 2010
Cash and cash equivalents	$333	$195
Borrowing capacity on unpledged eligible receivables	24	272
Borrowing capacity on unpledged eligible leased assets	53	—

Available liquidity	$410	$467

Credit Facilities

In the normal course of business, in addition to using available cash, GM Financial pledges receivables to and borrows under credit facilities to fund operations and repays these borrowings as appropriate under GM Financial’s cash management strategy. The following table summarizes credit facilities (dollars in millions):

	March 31, 2011		December 31, 2010
	Facility Amount	Advances Outstanding	Facility Amount	Advances Outstanding
Syndicated warehouse facility (a)	$2,000	$827	$1,300	$278
Lease warehouse facility (b)	$600	95		—
Medium-term note facility (c)		439		490
Bank funding facilities (d)		51		64

Total		$1,412		$832

(a)	In February 2011 GM Financial extended the maturity date of the syndicated warehouse facility to May 2012 and increased the borrowing capacity to $2.0 billion from $1.3 billion.

(b)	In January 2011 GM Financial entered into a lease warehouse facility for lease originations in the U.S. Borrowings on the facility are collateralized by leased assets.

(c)	The revolving period under this facility has ended and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

(d)	The outstanding debt balance under the bank funding facilities is secured by asset-backed securities of $53 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Non-Cash Charges

The following table summarizes significant non-cash charges (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Impairment charges related to investment in HKJV	$39	$—
Impairment charges related to goodwill	395	—
Impairment charges related vehicles leased to rental car companies	39	9
Impairment charges related to product-specific tooling assets	26	—

Total significant non-cash charges	$499	$9

Defined Benefit Pension Plan Contributions

We made a voluntary contribution in January 2011 to our U.S. hourly and salaried defined benefit pension plans of 61 million shares of our common stock, valued at $2.2 billion for funding purposes at the time of contribution. The contributed shares qualify as a plan asset for funding purposes immediately, and will qualify as a plan asset for accounting purposes when certain restrictions are removed, which is expected in 2011.

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers’ commitments, certain product-related claims and commercial loans made by Ally Financial and outstanding with certain third parties excluding vehicle repurchase obligations, residual support and risk sharing related to Ally Financial. The maximum potential obligation under these commitments was $1.0 billion at March 31, 2011 and December 31, 2010.

Our agreement with Ally Financial requires the repurchase of Ally Financial financed inventory invoiced to dealers after September 1, 2008, with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer’s sales and service agreement. Repurchase obligations exclude vehicles which are damaged, have excessive mileage or have been altered. The repurchase obligation ended in August 2010 for vehicles invoiced through August 2009, ends in August 2011 for vehicles invoiced through August 2010 and ends in August 2012 for vehicles invoiced through August 2011.

The maximum potential amount of future payments required to be made to Ally Financial under this guarantee would be based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock and was estimated to be $20.2 billion and $18.8 billion at March 31, 2011 and December 31, 2010. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer or at auction. The fair value of the guarantee was $18 million and $21 million at March 31, 2011 and December 31, 2010 which considers the likelihood of dealers terminating and the estimated loss exposure for the ultimate disposition of vehicles.

Refer to Note 17 and 24 to the condensed consolidated financial statements for additional information on guarantees we have provided.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Required Pension Funding Obligations

We do not have any required contributions due to our U.S. qualified plans in 2011. The next pension funding valuation to be prepared based on the requirements of the Pension Protection Act of 2006 (PPA) will be as of October 1, 2010. Based on the PPA, we have the option to select a funding interest rate for the valuation based on either the Full Yield Curve method or the 3-Segment method, both of which are considered to be acceptable methods. The PPA also provides the flexibility of selecting a 3-Segment rate up to the preceding five months from the valuation date of October 1, 2010, i.e., the 3-Segment rate at May 31, 2010. Therefore, for a hypothetical valuation at March 31, 2011, we have chosen the 3-Segment rate at May 31, 2010 as the funding interest rate that we could use for the actual funding valuation. Since this hypothetical election does not limit us to only using the 3-Segment rate beyond 2010, we have assumed that we retain the flexibility of selecting a funding interest rate based on either the Full Yield Curve method or the 3-Segment method. A hypothetical funding valuation at March 31, 2011, using the 3-Segment rate at May 31, 2010 and assuming for the plan year beginning October 1, 2010 funding valuation, the Full Yield Curve funding interest rate for all future valuations projects contributions of $2.1 billion and $0.9 billion in 2015 and 2016 and additional contributions may be required thereafter. Alternatively, a hypothetical funding valuation at March 31, 2011 using the 3-Segment rate at May 31, 2010 for the plan year beginning October 1, 2010 funding valuation, and assuming the March 31, 2011 3-Segment rate for all future valuations projects contributions of $ 0.7 billion in 2016 and additional contributions may be required thereafter.

In both cases, we have assumed that the pension plans earn the expected return of 8.0% in the future and no further changes in funding interest rates. U.S. pension funding interest rate and return on assets rate sensitivity are shown below, assuming the 3-Segment rate at May 31, 2010 for plan year beginning on October 1, 2010 funding valuation and the Full Yield Curve funding interest rate for all future valuations (in billions):

	Funding Interest Rate Sensitivity Table					Estimated Return on Assets–7% - 100 basis point decrease
	50 basis point increase	25 basis point increase	Base Line	25 basis point decrease	50 basis point decrease
2011	$—	$—	$—	$—	$—	$—
2012	$—	$—	$—	$—	$—	$—
2013	$—	$—	$—	$—	$—	$—
2014	$—	$—	$—	$—	$0.4	$—
2015	$—	$0.4	$2.1	$3.8	$5.0	$2.8
2016	$0.1	$1.1	$0.9	$0.7	$0.6	$2.5

The hypothetical valuations do not consider the potential election of relief provisions that are available to us under the Pension Relief Act of 2010 for 2010 and 2011 plan year valuations.

Fair Value Measurements

Automotive

At March 31, 2011 assets and liabilities classified in Level 3 were not significant. Prior to the three months ended December 31, 2010 significant assets and liabilities classified in Level 3, with the related Level 3 inputs, were as follows:

•

Foreign currency derivatives — Level 3 inputs used to determine the fair value of foreign currency derivative liabilities include the appropriate credit spread to measure our nonperformance risk. Given our nonperformance risk was not observable through a liquid credit default swap market we based this measurement on an analysis of comparable industrial companies to determine the appropriate credit spread which would be applied to us by market participants. In the three months ended December 31, 2010 we incorporated our published credit agency ratings into our credit rating conclusions. In the three months ended December 31, 2010 we determined that our nonperformance risk no longer represented a significant input in the determination of the fair value of our foreign currency derivative liabilities and transferred these liabilities to Level 2.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Refer to Note 19 to the condensed consolidated financial statements for additional information regarding fair value measurements of financial assets and financial liabilities.

Level 3 Assets and Liabilities

At March 31, 2011 we used Level 3 inputs to measure net liabilities of $10 million (or less than 0.1%) of our total liabilities. These net liabilities included $67 million (or 0.3%) of the total assets, and $77 million (or 56.6%) of the total liabilities that we measured at fair value.

In the three months ended March 31, 2011 assets and liabilities measured using Level 3 inputs decreased $4 million from a net liability of $14 million to a net liability of $10 million primarily due to unrealized losses on options which we measure at fair value.

At December 31, 2010 we used Level 3 inputs to measure net liabilities of $14 million (or less than 0.1%) of our total liabilities. These net liabilities included $10 million (or less than 0.1%) of the total assets, and $24 million (or 16.4%) of the total liabilities that we measured at fair value.

At December 31, 2010 our nonperformance risk remained unobservable through a liquid credit default swap market. During the three months ended December 31, 2010 we determined that our nonperformance risk no longer represented a significant input in the determination of the fair value of our derivatives. The effect of our nonperformance risk in the valuation was reduced due to the reduction in the remaining duration and magnitude of these net derivative liability positions. In October 2010 we transferred foreign currency derivatives with a fair market value of $183 million from Level 3 to Level 2.

Realized gains and losses related to assets and liabilities measured using Level 3 inputs did not have a material effect on operations, liquidity or capital resources in the three months ended March 31, 2011 and 2010.

Automotive Financing

At March 31, 2011 significant assets and liabilities classified in Level 3, with the related Level 3 inputs, are as follows:

•

Interest rate swaps — Level 3 inputs are used to determine the fair value of GM Financial’s interest rate swaps because they are not exchange traded but instead traded in over-the-counter markets where quoted market prices are not readily available. The fair value of derivatives is derived using models that primarily use market observable inputs, such as interest rate yield curves and credit curves. The effects of GM Financial’s and the counterparties’ non-performance risk to the derivative trades are considered when measuring the fair value of derivative assets and liabilities.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

So long as any share of our Series A Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our Series B Preferred Stock unless all accrued and unpaid dividends have been paid on our Series A Preferred Stock, subject to exceptions, such as dividends on our Series B Preferred Stock payable solely in shares of our common stock.

The following tables summarize dividends paid on our Series A Preferred Stock and Series B Preferred Stock (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Series A Preferred Stock	$155	$203
Series B Preferred Stock	65	—

Total Preferred Stock dividends paid	$220	$203

Our payment of dividends in the future, if any, will be determined by our Board of Directors and will be paid out of funds legally available for that purpose and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, the covenants in our debt instruments, and other factors.

Employees

At March 31, 2011 we employed 205,000 employees, of whom 137,000 (67%) were hourly employees and 68,000 (33%) were salaried employees. The following table summarizes worldwide employment (in thousands):

	March 31, 2011	December 31, 2010
GMNA	97	96
GME	40	40
GMIO	33	32
GMSA	32	31
GM Financial	3	3

Total Worldwide	205	202

U.S. – Salaried	28	28
U.S. – Hourly	49	49

Critical Accounting Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2010 Form 10-K, with updates to our critical accounting estimates related to events occurring subsequent to the filing of our 2010 Form 10-K discussed below.

We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Impairment of Goodwill

In December 2010 the FASB issued ASU 2010-28. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment is

GENERAL MOTORS COMPANY AND SUBSIDIARIES

recorded as a cumulative-effect adjustment to beginning Retained earnings at the date of adoption with future impairments recorded to earnings. We adopted the provisions of ASU 2010-28 on January 1, 2011. GME has a negative carrying amount and we determined that it was more likely than not that a goodwill impairment existed at January 1, 2011 and at March 31, 2011 due to decreases in our nonperformance risk and improvements in our incremental borrowing interest rates occurring since July 10, 2009 through March 31, 2011.

The adoption of ASU 2010-28 resulted in the recognition of a cumulative-effect adjustment to beginning Retained earnings of $1.5 billion for our GME reporting unit. In addition, because GME continued to have a negative carrying amount and it was more likely than not that a further goodwill impairment existed at March 31, 2011, an impairment charge of $395 million was recorded in Goodwill impairment charges during the three months ended March 31, 2011. Both the impairment recorded as a result of the initial adoption of ASU 2010-28 and the March 31, 2011 measurement represent the net decreases, from July 10, 2009 through January 1, 2011 and from January 1, 2011 through March 31, 2011, in the fair-value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting. The net decreases resulted primarily from: (1) a decrease in our nonperformance risk and an improvement in our incremental borrowing rates since July 10, 2009; (2) an increase in the high quality corporate bond rates utilized to measure our employee benefit obligations since January 1, 2011; and (3) a decrease in credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk. Refer to Notes 2 and 9 to our condensed consolidated financial statements for additional information related to the adoption of ASU 2010-28.

When applying fresh-start reporting, certain accounts in GME, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value, and the difference between the U.S. GAAP and fair value amounts gave rise to goodwill, which is a residual. Our employee benefit related accounts were recorded in accordance with Accounting Standards Codification (ASC) 712 “Compensation — Nonretirement Postemployment Benefits” and ASC 715 “Compensation Benefits.” The discount rates utilized to determine the fair value of these obligations were based on our incremental borrowing rates, which included our nonperformance risk. Our incremental borrowing rates are also affected by changes in market interest rates. Deferred income taxes were recorded in accordance with ASC 740 “Income Taxes.” Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 “Reorganizations” also resulted in goodwill. If all identifiable assets and liabilities had been recorded at fair value upon application of fresh-start reporting, no goodwill would have resulted.

GME has a negative carrying amount and we determined that it was more likely than not that a goodwill impairment existed at January 1, 2011 and at March 31, 2011 due to decreases in our nonperformance risk and improvements in our incremental borrowing interest rates occurring since July 10, 2009 through March 31, 2011. As such, despite the fair value of GME’s equity being greater than its carrying amount, we performed Step 2 of the goodwill impairment testing analysis. The valuation methodologies utilized to perform our goodwill impairment testing for GME were consistent with those used in our application of fresh-start reporting on July 10, 2009, as discussed in Note 2 to our consolidated financial statements contained in our 2010 Form 10-K, and in our 2010 annual goodwill impairment testing at October 1, 2010. The fair value measures used in our analyses were Level 3 measures.

Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly, we calculated GME’s implied goodwill in the same manner that goodwill is recognized in a business combination pursuant to ASC 805 “Business Combinations.” In performing our Step 2 analyses, we utilized a discounted cash flow methodology to estimate the fair values of GME at January 1, 2011 and March 31, 2011. These fair value estimates utilized a weighted-average cost of capital of 17.0% and 16.5% at January 1, 2011 and March 31, 2011 that considered various factors including bond yields, risk premiums, and tax rates; a terminal value that was determined using a growth model that applied a long-term growth rate of 0.5% to our projected cash flows beyond 2015; and industry sales of 18.4 million and a market share for GME of 6.56% in 2011 increasing to industry sales of 22.0 million vehicles and a 7.42% market share in 2015. The fair value of property was determined based on its highest and best use utilizing a combination of the market or sales comparison approach, the cost approach and/or the income approach. The fair values of GME’s brands were determined based on a relief from royalty method and the fair value of GME’s dealer network was determined on a cost approach. Based on these fair value measures, we determined GME’s implied goodwill represents only the fair-value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The key assumptions utilized in determining the fair-value-to-U.S. GAAP differences are the determination of our nonperformance risk, interest rates and the estimated timing of the utilization of our deferred tax assets. Of these factors, the amount of implied goodwill within GME at January 1, 2011 and at March 31, 2011 is most sensitive to changes in our nonperformance risk and interest rates.

The following table summarizes the effect on the determination of the implied goodwill of GME at March 31, 2011 of changes in our incremental borrowing rates utilized in calculating the implied goodwill for GME (dollars in millions):

Effect on Implied Goodwill at March 31, 2011
Change in Incremental Borrowing Rates
25 basis point decrease in our incremental borrowing rates	$(137)
25 basis point increase in our incremental borrowing rates	$131

The following table summarizes the effect on the implied goodwill of GME at March 31, 2011 of changes in high quality corporate rates in calculating the implied goodwill for GME (dollars in millions):

Effect on Implied Goodwill at March 31, 2011
Change in High Quality Corporate Rates
25 basis point decrease in high quality corporate rates	$333
25 basis point increase in high quality corporate rates	$(314)

Future goodwill impairments could occur within GME should the fair-value-to-U.S. GAAP differences decrease, GME continues to have a negative carrying amount, and the fair value of the GME reporting unit does not increase sufficiently to offset such decreases or such increase in fair value results in a corresponding increase in the fair value of other identifiable assets without giving rise to additional implied goodwill. The difference between these fair-value-to-U.S. GAAP differences would decrease upon an improvement in our credit rating or a decrease in credit spreads between high quality corporate bonds and market interest rates, thus resulting in a decrease in the spread between our employee benefit related obligations under U.S. GAAP and their fair values. The fair-value-to-U.S. GAAP differences that gave rise to goodwill upon our application of fresh-start reporting within GME also included deferred tax asset valuation allowances. Similarly, a decrease would also occur upon reversal of our deferred tax asset valuation allowances within GME. Should the fair-value-to-U.S. GAAP differences decrease for these reasons, without an increase in the fair value of the GME reporting unit sufficient to offset such decreases, the implied goodwill balance will decline and future goodwill impairments would occur that may be material. Any declines would have a negative effect on our earnings and would be included in Goodwill impairment charges. Future goodwill impairments could also occur within our other reporting units, including GMNA, should we first fail Step 1 of the goodwill impairment testing analysis and the fair-value-to-U.S. GAAP differences noted above also decrease.

We believe future goodwill impairment charges could occur in 2011 related to GME, because GME has a negative carrying amount and it is possible: (1) a decrease in the credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk could occur and/or (2) a decrease in our nonperformance risk or improvement in our credit rating could occur.

Forward-Looking Statements

In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “would,” or the negative of any of those

GENERAL MOTORS COMPANY AND SUBSIDIARIES

words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K, include among others the following:

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

•	Our ability to continue to attract customers, particularly for our new products, including cars and crossover vehicles;

•	Availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

•	The financial viability and ability to borrow of our key suppliers and their ability to provide systems, components and parts without disruption;

•	The ability of our suppliers to deliver parts, systems and components at such times to allow us to meet production schedules;

•

Our ability to take actions we believe are important to our long-term strategy, including our ability to enter into certain material transactions outside of the ordinary course of business, which may be limited due to significant covenants in our secured revolving credit facility;

•	Our ability to manage the distribution channels for our products, including our ability to consolidate our dealer network;

•	Our ability to successfully restructure our European operations;

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

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since December 31, 2010. Refer to Item 7A in our 2010 Form 10-K.

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

Our management, with the participation of our Chairman and CEO and Senior Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2011. Based on this evaluation, our CEO and CFO concluded that, at that date, the disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of March 31, 2011.

Changes in Internal Controls

There have not been any changes in internal control over financial reporting in the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

*  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

The discussion in the following paragraphs is limited to an update of developments that have occurred in various material pending legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business. These proceedings are fully described in our 2010 Form 10-K. We and the other defendants affiliated with us intend to defend all of the following actions vigorously.

Canadian Export Antitrust Class Actions

As previously reported, certain class action cases were filed by purchasers of new motor vehicles in the United States since 2001 against Old GM, GMCL, Ford Motor Company, Chrysler, LLC, Toyota Motor Corporation, Honda Motor Co., Ltd., Nissan Motor Company, Limited and Bavarian Motor Works and their Canadian affiliates, the National Automobile Dealers Association, and the Canadian Automobile Dealers Association. In the Arizona state court cases, the court granted summary judgment in the defendants’ favor on February 28, 2011. The plaintiffs in the Arizona cases have appealed. Without conceding liability, GMCL has agreed with plaintiffs to settle all remaining state court cases in the amount of $21 million with the settlement to be apportioned among the claimants, their lawyers and administrative costs. Lawyers representing the plaintiffs will seek approval of the settlement by the state courts in California, Arizona, New Mexico, Tennessee, Wisconsin and Florida in the coming months.

Canadian Dealer Class Action

In the previously reported case pending in the Ontario Superior Court of Justice, on March 1, 2011, the Court approved certification of a class for the purpose of deciding a number of specifically defined issues, including: (1) whether GMCL breached its obligation of “good faith” in offering the wind-down agreements; (2) whether GMCL interfered with the plaintiff dealers’ rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the plaintiff dealers can recover damages in the aggregate (as opposed to proving individual damages). GMCL has sought permission to appeal the class certification decision and is vigorously defending the plaintiff dealer claims.

AmeriCredit Transaction Claims

In the previously reported cases Robert Hatfield, Derivatively on behalf of AmeriCredit Corp v Clifton Morris, Jr. et al. and Carla Butler, Derivatively on behalf of AmeriCredit Corp v. Clifton Morris, Jr. et al., filed in the district court for Tarrant County, Texas, which were consolidated, the district court entered an order dated April 6, 2011 sustaining General Motors Holdings, LLC’s and General Motors Company’s pleas to the jurisdiction and dismissing the consolidated cases with prejudice. The order of dismissal is subject to appeal.

*  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors.

Other than as discussed below, there have been no material changes to the Risk Factors disclosed in our 2010 Form 10-K. While we described each risk separately, some of these risks are interrelated and certain risks could trigger the applicability of other risks.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our automotive manufacturing operations are dependent upon the continued ability of our suppliers to provide us with systems, components, and parts and any disruption in our suppliers’ operations could disrupt our production schedule and adversely affect our operations.

Our automotive manufacturing operations are dependent upon the continued ability of our suppliers to deliver the systems, components, and parts we need to manufacture our products. Our use of “just-in-time” manufacturing processes results in our having minimal inventories of the systems, components, and parts we need to conduct our automotive manufacturing operations. As a result, our ability to maintain production is dependent upon the continued ability of our suppliers to deliver sufficient quantities of systems, components, and parts at such times as allow us to meet our production schedules. A disruption in any of our suppliers’ operations, even if for a relatively short period of time, could cause us to alter our production schedules or suspend production entirely. For example, in March 2011 we suspended production at our Shreveport, Louisiana assembly facility due to a parts shortage resulting from the earthquake off the coast of Japan. In some instances, we purchase systems, components, parts and supplies from a single source and may be at an increased risk for supply disruptions. Where we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of systems, components, or parts could adversely affect our financial results.

Goodwill impairments could have a material non-cash adverse effect on our results of operations.

We test our goodwill for impairment in the fourth quarter of each year for all reporting units, or more frequently if events occur or circumstances change that would warrant such a review. Because GME has a negative carrying amount, we test GME for goodwill impairment whenever it is more likely than not that goodwill is impaired. An impairment charge is recorded for the amount, if any, by which the carrying amount of goodwill exceeds its implied value. As discussed in Note 9 to our condensed consolidated financial statements, we believe future goodwill impairment charges could occur in 2011 related to GME should the fair-value-to-U.S. GAAP adjustments differences decrease. Should the fair value of the GME business not increase sufficiently to offset any possible decreases in the fair-value-to-U.S. GAAP differences that gave rise to goodwill in fresh-start reporting, we could incur a goodwill impairment. Decreases in the fair-value-to-U.S. GAAP differences that could result in a goodwill impairment would occur upon: (1) a decrease in our nonperformance risk and an improvement in our incremental borrowing rates; (2) an increase in high quality corporate bond rates utilized to measure our employee benefit plan obligations; (3) a decrease in credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk; and (4) upon reversal of our deferred tax asset valuation allowances. Any such goodwill impairments will result in charges to our earnings and will have a non-cash effect on our results of operations.

*  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name

3.1	Bylaws of General Motors Company, dated March 15, 2011, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed March 21, 2011	Incorporated by Reference

10.1	The General Motors Company Deferred Compensation Plan for Non-Employee Directors	Filed Herewith

10.2	Redemption Agreement, dated as of March 31, 2011, between Delphi Automotive LLP and General Motors Holdings, LLC	Filed Herewith

10.3	Underwriting Agreement, dated March 22, 2011 by and among GM Preferred Finance Co. Holdings LLC, Ally Financial Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., as representatives to the several underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of Ally Financial Inc. filed March 25, 2011	Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY
(Registrant)

By:	/s/ NICK S. CYPRUS
(Nick S. Cyprus, Vice President, Controller and Chief Accounting Officer)

Date: May 6, 2011

GENERAL MOTORS COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit Name

3.1	Bylaws of General Motors Company, dated March 15, 2011, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed March 21, 2011	Incorporated by Reference

10.1	The General Motors Company Deferred Compensation Plan for Non-Employee Directors	Filed Herewith

10.2	Redemption Agreement, dated as of March 31, 2011, between Delphi Automotive LLP and General Motors Holdings, LLC	Filed Herewith

10.3	Underwriting Agreement, dated March 22, 2011 by and among GM Preferred Finance Co. Holdings LLC, Ally Financial Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., as representatives to the several underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of Ally Financial Inc. filed March 25, 2011	Incorporated by Reference

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith