Form 10-Q
period 2011-06-30
General Motors Co
filed 2011-08-05
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer   ☐  Non-accelerated filer  ☒ Smaller reporting company ☐

Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of July 31, 2011, the number of shares outstanding of common stock was 1,561,766,109 shares.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales and revenue
Automotive sales and revenue	$39,043	$33,174	$74,942	$64,650
GM Financial revenue	330	—	625	—

Total net sales and revenue	39,373	33,174	75,567	64,650

Costs and expenses
Automotive cost of sales	33,793	28,609	65,478	56,163
GM Financial operating and other expenses	186	—	351	—
Automotive selling, general and administrative expense	2,924	2,623	5,918	5,307
Other automotive expenses, net	19	39	25	85

Total costs and expenses	36,922	31,271	71,772	61,555
Goodwill impairment charges	—	—	395	—

Operating income	2,451	1,903	3,400	3,095
Automotive interest expense	155	250	304	587
Interest income and other non-operating income (expense), net	308	(91)	912	357
Loss on extinguishment of debt	10	—	10	1

Income before income taxes and equity income	2,594	1,562	3,998	2,864
Income tax expense (benefit)	(61)	361	76	870
Equity income, net of tax and gain on disposal of investments	382	411	2,526	814

Net income	3,037	1,612	6,448	2,808
Net income attributable to noncontrolling interests	(45)	(76)	(90)	(204)

Net income attributable to stockholders	$2,992	$1,536	$6,358	$2,604

Net income attributable to common stockholders	$2,524	$1,334	$5,387	$2,199

Earnings per share (Note 22)
Basic
Basic earnings per common share	$1.68	$0.89	$3.58	$1.47
Weighted-average common shares outstanding	1,505	1,500	1,505	1,500
Diluted
Diluted earnings per common share	$1.54	$0.85	$3.27	$1.40
Weighted-average common shares outstanding	1,654	1,567	1,661	1,567

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Automotive Current Assets
Cash and cash equivalents	$20,471	$21,061
Marketable securities	12,298	5,555
Accounts and notes receivable (net of allowance of $363 and $252)	11,789	8,699
Inventories	14,105	12,125
Equipment on operating leases, net	4,180	2,568
Other current assets and deferred income taxes	3,141	3,045

Total current assets	65,984	53,053
Automotive Non-current Assets
Equity in net assets of nonconsolidated affiliates	7,160	8,529
Property, net	20,989	19,235
Goodwill	28,767	30,513
Intangible assets, net	11,083	11,882
Other assets and deferred income taxes	4,323	4,754

Total non-current assets	72,322	74,913

Total Automotive Assets	138,306	127,966
GM Financial Assets
Finance receivables, net (including gross finance receivables transferred to SPEs of $8,333 and $7,156)	8,587	8,197
Restricted cash	1,125	1,090
Goodwill	1,279	1,265
Other assets	1,118	380

Total GM Financial Assets	12,109	10,932

Total Assets	$150,415	$138,898

LIABILITIES AND EQUITY
Automotive Current Liabilities
Accounts payable (principally trade)	$25,412	$21,497
Short-term debt and current portion of long-term debt (including certain debt at GM Korea of $157 and $70; Note 11)	2,027	1,616
Accrued liabilities (including derivative liabilities at GM Korea of $19 and $111; Note 11)	26,409	24,044

Total current liabilities	53,848	47,157
Automotive Non-current Liabilities
Long-term debt (including certain debt at GM Korea of $8 and $835; Note 11)	2,690	3,014
Postretirement benefits other than pensions	9,379	9,294
Pensions	21,389	21,894
Other liabilities and deferred income taxes	12,887	13,021

Total non-current liabilities	46,345	47,223

Total Automotive Liabilities	100,193	94,380
GM Financial Liabilities
Securitization notes payable	6,881	6,128
Credit facilities	423	832
Other liabilities	886	399

Total GM Financial Liabilities	8,190	7,359

Total Liabilities	108,383	101,739
Commitments and contingencies (Note 17)
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at June 30, 2011 and December 31, 2010)	5,536	5,536
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at June 30, 2011 and December 31, 2010)	4,855	4,855
Common stock, $0.01 par value (5,000,000,000 shares authorized, 1,561,450,455 and 1,500,844,394 shares issued and outstanding at June 30, 2011 and 1,500,136,998 shares issued and outstanding at December 31, 2010)	15	15
Capital surplus (principally additional paid-in capital)	24,412	24,257
Retained earnings	4,729	266
Accumulated other comprehensive income	1,571	1,251

Total stockholders’ equity	41,118	36,180
Noncontrolling interests	914	979

Total Equity	42,032	37,159

Total Liabilities and Equity	$150,415	$138,898

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Comprehensive Income	Total Equity
			Common Stock	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
Balance December 31, 2009	$—	$—	$15	$24,040	$(4,394)	$1,588	$708		$21,957
Net income	—	—	—	—	2,604	—	204	$2,808	2,808
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	—	(189)	(27)	(216)
Cash flow hedging losses, net	—	—	—	—	—	(15)	—	(15)
Unrealized loss on securities	—	—	—	—	—	(1)	—	(1)
Defined benefit plans
Net prior service cost	—	—	—	—	—	(5)	—	(5)
Net actuarial loss	—	—	—	—	—	(225)	—	(225)

Other comprehensive loss	—	—	—	—	—	(435)	(27)	(462)	(462)

Comprehensive income								$2,346

Effects of adoption of amendments to ASC 810-10 regarding variable interest entities	—	—	—	—	—	—	76		76
Cash dividends paid on Series A Preferred Stock	—	—	—	—	(405)	—	—		(405)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(59)		(59)
Purchase of noncontrolling interest shares	—	—	—	2	—	—	(9)		(7)
Other	—	—	—	—	—	—	(7)		(7)

Balance June 30, 2010	$—	$—	$15	$24,042	$(2,195)	$1,153	$886		$23,901

Balance December 31, 2010	$5,536	$4,855	$15	$24,257	$266	$1,251	$979		$37,159
Effect of adoption of amendments in ASU 2010-28 regarding goodwill impairment (Notes 2 and 9)	—	—	—	—	(1,466)	—	—		(1,466)
Net income	—	—	—	—	6,358	—	90	$6,448	6,448
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	—	98	15	113
Cash flow hedging gains, net	—	—	—	—	—	13	—	13
Unrealized gain on securities	—	—	—	—	—	5	—	5
Defined benefit plans
Net prior service credit	—	—	—	—	—	18	—	18
Net actuarial gain	—	—	—	—	—	235	—	235
Sale of interest in nonconsolidated affiliate	—	—	—	—	—	(42)	—	(42)

Other comprehensive income	—	—	—	—	—	327	15	342	342

Comprehensive income								$6,790

Purchase of noncontrolling interest shares	—	—	—	41	—	(7)	(134)		(100)
Exercise of common stock warrants	—	—	—	7	—	—	—		7
Stock based compensation	—	—	—	107	—	—	—		107
Cash dividends on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(429)	—	—		(429)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(31)		(31)
Deconsolidation of noncontrolling interest shares	—	—	—	—	—	—	(9)		(9)
Other	—	—	—	—	—	—	4		4

Balance June 30, 2011	$5,536	$4,855	$15	$24,412	$4,729	$1,571	$914		$42,032

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities — Automotive	$4,365	$5,695
Net cash provided by operating activities — GM Financial	322	—

Net cash provided by operating activities	4,687	5,695
Cash flows from investing activities
Expenditures for property	(2,494)	(1,851)
Available-for-sale marketable securities, acquisitions	(12,993)	(4,621)
Trading marketable securities, acquisitions	(258)	(178)
Available-for-sale marketable securities, liquidations	6,288	—
Trading marketable securities, liquidations	269	163
Acquisition of companies, net of cash acquired	(8)	(50)
Operating leases, liquidations	6	298
Proceeds from sale of business units/investments, net	4,778	(104)
Increase in restricted cash and marketable securities	(201)	(644)
Decrease in restricted cash and marketable securities	362	13,260
Other investing activities	40	137

Net cash provided by (used in) investing activities — Automotive	(4,211)	6,410

Purchase of receivables	(2,444)	—
Principal collections and recoveries on receivables	1,880	—
Other investing activities	(412)	—

Net cash used in investing activities — GM Financial	(976)	—

Net cash provided by (used in) investing activities	(5,187)	6,410
Cash flows from financing activities
Net increase (decrease) in short-term debt	216	(223)
Proceeds from issuance of debt (original maturities greater than three months)	274	434
Payments on debt (original maturities greater than three months)	(866)	(7,591)
Payments to acquire noncontrolling interest	(100)	(6)
Dividends paid	(435)	(405)
Other financing activities	(22)	—

Net cash used in financing activities — Automotive	(933)	(7,791)

Proceeds from issuance of debt (original maturities greater than three months)	4,871	—
Payments on debt (original maturities greater than three months)	(3,983)	—
Other financing activities	(35)	—

Net cash provided by financing activities — GM Financial	853	—

Net cash used in financing activities	(80)	(7,791)

Effect of exchange rate changes on cash and cash equivalents — GM Financial	(1)	—
Net transactions with Automotive	133	—

Net increase in cash and cash equivalents — GM Financial	331	—
Cash and cash equivalents at beginning of period — GM Financial	195	—

Cash and cash equivalents at end of period — GM Financial	$526	$—

Effect of exchange rate changes on cash and cash equivalents — Automotive	$322	$(611)
Net transactions with GM Financial	(133)	—

Net increase (decrease) in cash and cash equivalents — Automotive	(590)	3,703
Cash and cash equivalents reclassified as assets held for sale — Automotive	—	391
Cash and cash equivalents at beginning of period — Automotive	21,061	22,679

Cash and cash equivalents at end of period — Automotive	$20,471	$26,773

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

We analyze the results of our business through our five segments: GM North America (GMNA), GM Europe (GME), GM International Operations (GMIO), GM South America (GMSA) and GM Financial. Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, Inc. (Ally Financial), certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

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

Principles of Consolidation

The condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a majority voting interest. We continually evaluate our involvement with variable interest entities (VIEs) to determine whether we have variable interests and are the primary beneficiary of the VIE. When this criteria is met, we are required to consolidate the VIE. Our share of earnings or losses of nonconsolidated affiliates is included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over the operating and financial decisions of the nonconsolidated affiliate. We use the cost method of accounting if we are not able to exercise significant influence over the operating and financial decisions of the nonconsolidated affiliate. All intercompany balances and transactions have been eliminated in consolidation.

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

Prior Period Financial Statements Conformed to Current Period Presentation

In the three and six months ended June 30, 2011 we have recorded foreign currency exchange gains and losses on debt as non-operating items. This is a change from prior period presentations in which foreign currency exchange gains and losses on debt were recorded in Automotive cost of sales. We have reclassified the prior periods to conform to our current presentation. The effects of this reclassification decreased Automotive cost of sales and Interest income and other non-operating income (expense), net by $26 million from July 10, 2009 through December 31, 2009, $150 million and $187 million in the three and six months ended June 30, 2010 and $89 million for the year ended December 31, 2010.

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

In December 2010 another official devaluation of the Venezuelan currency was announced that eliminated the essential rate effective January 1, 2011. The devaluation did not have an effect on the 2010 consolidated financial statements; however, it has affected results of operations in 2011 because our Venezuelan subsidiaries no longer realize gains that result from favorable foreign currency exchanges processed by CADIVI at the essential rate for the requests submitted subsequent to the devaluation date.

The following tables provide financial information for our Venezuelan subsidiaries at June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 which include amounts receivable from and payable to, and transactions with, affiliated entities (dollars in millions):

	June 30, 2011	December 31, 2010
Total automotive assets (a)	$1,388	$1,322
Total automotive liabilities (b)	$1,001	$985

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total net sales and revenue	$433	$249	$805	$494
Net income attributable to stockholders (c)	$48	$109	$50	$215

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Includes BsF denominated and non-BsF denominated monetary assets of $333 million and $613 million at June 30, 2011 and $393 million and $527 million at December 31, 2010.

(b)	Includes BsF denominated and non-BsF denominated monetary liabilities of $533 million and $468 million at June 30, 2011 and $661 million and $324 million at December 31, 2010.

(c)	Includes a gain of $119 million related to the devaluation of the BsF in January 2010 and a gain of $125 million due to favorable foreign currency exchanges that were processed by CADIVI in the three months ended June 30, 2010. The $119 million gain on the devaluation was offset by a $144 million loss recorded in the U.S. on BsF denominated assets, which is not included in the Net income attributable to stockholders reported above. Included in the three and six months ended June 30, 2011 are gains of $0 million and $5 million related to favorable foreign currency exchanges that were processed by CADIVI at the essential rate. The gains in the three and six months ended June 30, 2011 are related to requests for foreign currency exchanges submitted to CADIVI prior to the devaluation effective January 1, 2011.

The total amount pending government approval for settlement at June 30, 2011 and December 31, 2010 was BsF 2.2 billion (equivalent to $516 million) and BsF 1.9 billion (equivalent to $432 million), for which some requests have been pending from 2007. The amounts outstanding at June 30, 2011 and December 31, 2010 include payables to affiliated entities of $384 million and $263 million, each of which include dividends payable of $144 million.

Significant Non-Cash Activity — Investing Cash Flows

The following table summarizes the amounts accrued for property expenditures at June 30, 2011 and 2010. These amounts are excluded from Expenditures for property within the investing section of the condensed consolidated statements of cash flows because no cash has been expended (dollars in millions):

	June 30,
	2011	2010
Accrued expenditures for property	$2,989	$1,782

Correction of Presentation in Condensed Consolidated Financial Statements

We have corrected certain amounts disclosed in Note 8 to our condensed consolidated financial statements included in our Quarterly Report for the period ended June 30, 2010. Although we do not consider the effects of these disclosure errors to be material, we have corrected the amounts in the notes to the condensed consolidated financial statements. Originally reported and corrected amounts are included in the affected notes to the condensed consolidated financial statements which follow.

Recently Adopted Accounting Principles

In September 2009 the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. ASU 2009-13 revises the method by which consideration is allocated among the units of accounting. Specifically, the overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, involving vendor-specific objective evidence, other third party evidence of the selling price or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material effect on the condensed consolidated financial statements.

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

Accounting Standards Not Yet Adopted

In May 2011 the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). Key provisions of the amendments in ASU 2011-04 include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except in limited cases; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements; and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. For items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant effect on our fair value measurements utilized within the condensed consolidated financial statements.

Note 3. Acquisition and Disposals of Businesses

Acquisition of Additional GM Korea Interests

In March 2011 we completed the acquisition of an additional 6.9% interest in GM Korea Company, formerly GM Daewoo Auto & Technology Co. (GM Korea) for a cash purchase price of $100 million. The transaction was accounted for as an equity transaction as we retain the controlling financial interest in GM Korea. As a result of this transaction we reduced our equity attributable to Noncontrolling interests by $134 million and our Accumulated other comprehensive income by $7 million, and increased our Capital surplus by $41 million. After completing this transaction, we now own 77.0% of the outstanding shares of GM Korea.

Saab Sale

In February 2010 we completed the sale of Saab Automobile AB (Saab) and in May 2010 we completed the sale of Saab Automobile GB to Spyker Cars NV. Of the negotiated cash purchase price of $74 million, we received $50 million at closing and received the remaining $24 million in July 2010. We also received preference shares in Saab with a face value of $326 million and an estimated fair value that is insignificant and received $114 million as repayment of the debtor-in-possession financing that we provided to Saab during 2009. In the three months ended March 31, 2010 we recorded a gain of $123 million in Interest income and other non-operating income, net.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of GM Financial

In October 2010 we acquired 100% of the outstanding equity interests of GM Financial (formerly AmeriCredit Corp.), an automotive finance company, for cash of $3.5 billion. The results of GM Financial are included in our results beginning October 1, 2010. The following table summarizes the actual amounts of revenue and earnings of GM Financial included in our condensed consolidated financial statements for the three and six months ended June 30, 2011 and the supplemental pro forma revenue and earnings of the combined entity for the three and six months ended June 30, 2010 as if the acquisition had occurred on January 1, 2010 (dollars in millions):

	GM Financial Amounts Included In Results For		Pro Forma-Combined
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Total net sales and revenue	$330	$625	$33,525	$65,349
Net income attributable to stockholders	$161	$220	$1,696	$2,884

Note 4. Marketable Securities

Automotive

The following table summarizes information regarding marketable securities (dollars in millions):

	June 30, 2011				December 31, 2010
	Cost	Unrealized		Fair Value	Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Marketable Securities
Available-for-sale securities
United States government and agencies	$6,692	$3	$—	$6,695	$2,023	$—	$—	$2,023
Sovereign debt	371	—	—	371	773	—	—	773
Certificates of deposit	1,083	—	—	1,083	954	—	—	954
Corporate debt	4,002	3	1	4,004	1,670	1	2	1,669

Total available-for-sale securities	12,148	6	1	12,153	5,420	1	2	5,419
Total trading securities	141	6	2	145	129	10	3	136

Total marketable securities	$12,289	$12	$3	$12,298	$5,549	$11	$5	$5,555

We maintained $93 million and $89 million of the above trading securities as compensating balances to support letters of credit of $78 million and $74 million at June 30, 2011 and December 31, 2010. We have access to these securities in the normal course of business; however, the letters of credit may be withdrawn if the minimum collateral balance is not maintained.

The following table summarizes securities classified as Cash and cash equivalents and restricted cash and marketable securities (dollars in millions):

	June 30, 2011	December 31, 2010
Securities classified as cash and cash equivalents	$13,592	$12,964
Securities classified as restricted cash and marketable securities (a)	$1,602	$1,474

(a)	Securities classified as restricted cash and marketable securities are recorded in Other current assets and deferred income taxes and Other assets and deferred income taxes.

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

The following table summarizes proceeds from and realized gains and losses on disposals of investments in marketable securities classified as available-for-sale and sold prior to maturity (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales proceeds	$132	$1	$249	$1
Realized gains	$—	$—	$—	$—
Realized losses	$1	$—	$2	$—

The following table summarizes the fair value of investments classified as available-for-sale securities by contractual maturity at June 30, 2011 (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$10,039	$10,042
Due after one year through five years	2,109	2,111

Total contractual maturities of available-for-sale debt securities	$12,148	$12,153

Note 5. Finance Receivables, net

Automotive Financing — GM Financial

The following table summarizes the components of Finance receivables, net (dollars in millions):

	June 30, 2011	December 31, 2010
Pre-acquisition finance receivables	$5,887	$7,724
Post-acquisition finance receivables	3,223	924

Total finance receivables	9,110	8,648
Purchase price premium	109	423
Less non-accretable discount on pre-acquisition finance receivables	(524)	(848)
Less allowance for loan losses on post-acquisition receivables	(108)	(26)

Total finance receivables, net	$8,587	$8,197

The following table summarizes activity for finance receivables (dollars in millions):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance at beginning of period	$8,750	$8,648
Loans purchased	1,349	2,487
Charge-offs	(130)	(314)
Principal collections and other	(859)	(1,711)

Balance at end of period	$9,110	$9,110

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

At June 30, 2011 and December 31, 2010 the accrual of finance charge income has been suspended on delinquent finance receivables of $419 million and $491 million.

GM Financial reviews its pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from its initial investment in the pre-acquisition portfolio to determine if the difference is attributable, at least, in part to credit quality. At June 30, 2011 improvement in the performance of the pre-acquisition portfolio indicated that the non-accretable discount exceeded expected future credit losses by $187 million. At June 30, 2011 GM Financial transferred this excess non-accretable discount as an offset to finance receivables premium. GM Financial will recognize this excess as finance charge income over the remaining life of the portfolio.

The following table summarizes activity for purchase price premium (dollars in millions):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance at beginning of period	$355	$423
Amortization of premium	(59)	(127)
Transfer from non-accretable discount	(187)	(187)

Balance at end of period	$109	$109

The following table summarizes activity for non-accretable pre-acquisition discount (dollars in millions):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance at beginning of period	$764	$848
Recoveries	71	169
Charge-offs	(124)	(306)
Transfer to finance receivables premium	(187)	(187)

Balance at end of period	$524	$524

The following table summarizes activity for the allowance for post-acquisition loan losses (dollars in millions):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance at beginning of period	$65	$26
Provision for loan losses	45	84
Recoveries	4	6
Charge-offs	(6)	(8)

Balance at end of period	$108	$108

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Quality

Credit bureau scores, generally referred to as FICO scores, are determined during GM Financial’s automotive loan origination process. The following table summarizes the credit risk profile of finance receivables by FICO score band, determined at origination (dollars in millions):

	June 30, 2011	December 31, 2010
FICO score less than 540	$1,705	$1,328
FICO score 540 to 599	3,794	3,396
FICO score 600 to 659	2,672	2,758
FICO score 660 and greater	939	1,166

Total finance receivables	$9,110	$8,648

Delinquency

The following table summarizes finance receivables more than 30 days delinquent, but not yet in repossession, and in repossession, but not yet charged-off (dollars in millions):

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Delinquent contracts
31 to 60 days	$398	4.4%	$535	6.2%
Greater-than-60 days	158	1.7%	212	2.4%

Total finance receivables more than 30 days delinquent	556	6.1%	747	8.6%
In repossession	23	0.3%	28	0.3%

Total finance receivables more than 30 days delinquent and in repossession	$579	6.4%	$775	8.9%

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average age of the portfolio, seasonality within the calendar year and economic factors.

Note 6. Securitizations

Automotive Financing — GM Financial

The following table summarizes securitization activity and cash flows from consolidated special purpose entities (SPEs) used for securitizations (dollars in millions):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Receivables securitized	$2,069	$2,918
Net proceeds from securitization	$1,950	$2,750
Servicing fees	$49	$98
Distributions from trusts	$291	$434

GM Financial retains servicing responsibilities for receivables transferred to certain SPEs. At June 30, 2011 and December 31, 2010 GM Financial serviced finance receivables that have been transferred to certain SPEs of $7.9 billion and $7.2 billion.

At June 30, 2011 a Canadian subsidiary of GM Financial serviced leased assets of $1.2 billion for a third party.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Inventories

The following table summarizes the components of our inventories (dollars in millions):

	June 30, 2011	December 31, 2010
Productive material, work in process and supplies	$6,328	$5,487
Finished product, including service parts	7,777	6,638

Total inventories	$14,105	$12,125

Note 8. Equity in Net Assets of Nonconsolidated Affiliates

Automotive

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used, due to the ability to exert significant influence over decisions relating to their operating and financial affairs.

The following table summarizes the components of Equity income, net of tax and gain on disposal of investments (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
China JVs	$379	$379	$829	$728
New Delphi (including gain on disposition)	—	39	1,727	74
Others	3	(7)	(30)	12

Total equity income, net of tax and gain on disposal of investments	$382	$411	$2,526	$814

Sale of New Delphi

In March 2011 we sold our Class A Membership Interests in Delphi Automotive LLP (New Delphi) to New Delphi for $3.8 billion. The Class A Membership Interests sold represented 100% of our direct and indirect interests in New Delphi and 100% of New Delphi’s Class A Membership Interests issued and outstanding. The sale terminated any direct and indirect obligation to loan New Delphi up to $500 million under a term loan facility established in October 2009 when New Delphi was created and the Class A Membership Interests were issued. New Delphi had not borrowed under this loan facility. In March 2011 we recorded a gain of $1.6 billion related to the sale in Equity income, net of tax and gain on disposal of investments. Our existing supply contracts with New Delphi were not affected by this transaction.

Impairment of Investment in HKJV

In December 2009 we and SAIC Motor Hong Kong Investment Limited (SAIC-HK) entered into a joint venture, SAIC GM Investment Limited (HKJV) to invest in automotive projects outside of markets in China, initially focusing on markets in India. On February 1, 2010 we sold certain of our operations in India (GM India), part of our GMIO segment to HKJV, in exchange for a promissory note due in 2013. The amount due under the promissory note may be partially reduced, or increased, based on GM India’s cumulative earnings before interest and taxes (EBIT) for the three year period ending December 31, 2012. In connection with the sale we recorded net consideration of $185 million and an insignificant gain. The sale transaction resulted in a loss of control and the deconsolidation of GM India in February 2010. Accordingly, we removed the assets and liabilities of GM India from our consolidated financial statements and recorded an equity interest in HKJV to reflect cash of $50 million we contributed to HKJV and a $123 million commitment to provide additional capital that we are required to make in accordance with the terms of the joint venture agreement. We recorded a corresponding liability to reflect our obligation to provide additional capital.

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

VMM Deconsolidation

In June 2011 we entered into a new shareholder agreement with Fiat Powertrain Technologies SPA related to VM Motori (VMM) in Italy. Prior to the new shareholder agreement, we controlled VMM and consolidated VMM’s assets, liabilities and results of operations. Under the new shareholder agreement, we retain 50% ownership but no longer have control. Accordingly, we removed the assets and liabilities of VMM, which included allocated goodwill of $36 million from our GME reporting unit, from our consolidated financial statements and recorded an equity interest in the amount of $46 million.

Investment in China JVs

The following table summarizes our direct ownership interests in our Chinese joint ventures, collectively referred to as China JVs:

	Ownership Interest
	June 30, 2011	June 30, 2010
Shanghai General Motors Co. Ltd. (SGM) (a)	49%	49%
Shanghai GM (Shenyang) Norsom Motor Co., Ltd. (SGM Norsom)	25%	25%
Shanghai GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
Shanghai GM Dong Yue Powertrain (SGM DYPT)	25%	25%
SAIC-GM-Wuling Automobile Co., Ltd. (SGMW)	44%	34%
FAW-GM Light Duty Commercial Vehicle, Ltd. (FAW-GM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd. (PATAC)	50%	50%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Shanghai Chengxin Used Car)	33%	33%

(a)	Ownership interest in SGM was 49% in the period February 1, 2010 through June 30, 2010 and 50% in the month of January 2010.

Sales and income of our China JVs are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income, net of tax and gain on disposal of investments.

SGM is a joint venture established in 1997 by Shanghai Automotive Industry Corporation (SAIC) (51%) and us (49%). SGM has interests in three other joint ventures in China — SGM Norsom, SGM DY and SGM DYPT. These three joint ventures are jointly held by SGM (50%), SAIC (25%) and us (25%). These four joint ventures are engaged in the production, import, and sale of a comprehensive range of products under the brands of Buick, Chevrolet and Cadillac. SGM also has interests in Shanghai OnStar (20%) and Shanghai Chengxin Used Car (33%).

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

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and parts, and we purchase component parts and vehicles from certain nonconsolidated affiliates for resale to dealers. The following tables summarize the effects of transactions with nonconsolidated affiliates, which are not eliminated in consolidation (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
Results of Operations
Automotive sales and revenue	$852	$740	*	$1,687	$1,519	**
Automotive purchases, net	$38	$712	*	$830	$1,327	**
Automotive selling, general and administrative expense	$(2)	$—		$6	$(3)
Automotive interest expense	$5	$4	*	$10	$7	**
Automotive interest income and other non-operating income (expense), net	$13	$10	*	$11	$12	**

*	Amounts originally reported as $479, $816, $0 and $0 in our Quarterly Report on Form 10-Q for the period ended June 30, 2010 (June 30, 2010 Form 10-Q). Refer to Note 2.

**	Amounts originally reported as $909, $1,570, $0 and $0 in our June 30, 2010 Form 10-Q. Refer to Note 2.

	June 30, 2011	December 31, 2010
Financial Position
Accounts and notes receivable, net	$836	$1,618
Accounts payable (principally trade)	$276	$641
Deferred revenue and customer deposits	$72	$9

	Six Months Ended June 30,
	2011	2010
Cash Flows
Operating	$1,904	$(18	)*
Investing	$1	$654
Financing	$—	$—

*	Amount originally reported as $701 in our June 30, 2010 Form 10-Q. Refer to Note 2.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Goodwill

The following table summarizes the changes in the carrying amount of goodwill (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Balance at January 1, 2011	$26,394	$3,053	$901	$165	$30,513	$1,265	$31,778
Effect of adoption of ASU 2010-28	—	(1,466)	—	—	(1,466)	—	(1,466)
Impairment charges	—	(395)	—	—	(395)	—	(395)
Deconsolidation of entity (a)	—	(36)	—	—	(36)	—	(36)
Goodwill acquired	—	—	—	—	—	14	14
Effect of foreign currency translation and other	—	95	45	11	151	—	151

Balance at June 30, 2011	$26,394	$1,251	$946	$176	$28,767	$1,279	$30,046

Accumulated impairment charges	$—	$(1,861)	$—	$—	$(1,861)	$—	$(1,861)

(a)	Refer to Note 8 for additional information concerning the deconsolidation of VMM.

We adopted the provisions of ASU 2010-28 on January 1, 2011. GME had a negative carrying amount and despite the fair value of GME’s equity being greater than its carrying amount, we performed Step 2 of the goodwill impairment testing analysis. The adoption of ASU 2010-28 resulted in the recognition of a cumulative-effect adjustment to beginning Retained earnings of $1.5 billion for our GME reporting unit. GME continued to have a negative carrying amount and because it was more likely than not further goodwill impairment existed at March 31, 2011, an impairment charge of $395 million was recorded in Goodwill impairment charges during the three months ended March 31, 2011. Refer to Note 2 for additional information on ASU 2010-28.

The valuation methodologies utilized to perform our goodwill impairment testing for GME were consistent with those used in our application of fresh-start reporting on July 10, 2009, as discussed in Note 2 to our consolidated financial statements contained in our 2010 Form 10-K, and in our 2010 annual goodwill impairment testing at October 1, 2010. The fair value measures used in our analyses were Level 3 measures. Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly, we calculated GME’s implied goodwill in the same manner that goodwill is recognized in a business combination pursuant to Accounting Standards Codification (ASC) 805 “Business Combinations.”

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

Our Step 2 analyses indicated GME’s implied goodwill was less than its recorded goodwill; therefore, goodwill was adjusted at January 1, 2011 and March 31, 2011. The adjustments to goodwill represent the net decreases, from July 10, 2009 through January 1, 2011 and from January 1, 2011 through March 31, 2011, in the fair-value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting. The net decreases resulted primarily from: (1) a decrease in our nonperformance risk and an improvement in our incremental borrowing rates since July 10, 2009; (2) an increase in high quality corporate bond rates utilized to measure our employee benefit plan obligations since January 1, 2011; and (3) a decrease in credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future goodwill impairments could occur within GME should the fair-value-to-U.S. GAAP differences decrease, GME continue to have a negative carrying amount, and the fair value of the GME reporting unit does not increase sufficiently to offset such decreases or such increase in fair value results in a corresponding increase in the fair value of other identifiable assets without giving rise to additional implied goodwill. The difference between these fair-value-to-U.S. GAAP differences would decrease upon an improvement in our credit rating or a decrease in credit spreads between high quality corporate bond rates and market interest rates, thus resulting in a decrease in the spread between our employee benefit related obligations under U.S. GAAP and their fair values. The fair-value-to-U.S. GAAP differences that gave rise to goodwill upon our application of fresh-start reporting within GME also included deferred tax asset valuation allowances. Similarly, a decrease would also occur upon reversal of our deferred tax asset valuation allowances within GME. Should the fair-value-to-U.S. GAAP differences decrease for these reasons, without an increase in the fair value of the GME reporting unit sufficient to offset such decreases, the implied goodwill balance will decline and future goodwill impairments would occur and may be material. Any declines would have a negative effect on our earnings and would be included in Goodwill impairment charges. Future goodwill impairments could also occur within our other reporting units, including GMNA, should we first fail Step 1 of the goodwill impairment testing analysis and the fair-value-to-U.S. GAAP differences noted above also decrease.

We believe future goodwill impairment charges could occur in 2011 related to GME because GME has a negative carrying amount and it is possible: (1) a decrease in the credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk could occur and/or (2) a decrease in our nonperformance risk or improvement in our credit rating could occur. As these events did not occur during the three months ended June 30, 2011, it was not more likely than not further goodwill impairment existed at June 30, 2011. Therefore, no impairment charge was recorded during the three months ended June 30, 2011.

Note 10. Intangible Assets, net

The following table summarizes the components of intangible assets (dollars in millions):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$7,771	$4,441	$3,330	$7,751	$3,650	$4,101
Brands	5,509	300	5,209	5,439	222	5,217
Dealer network and customer relationships	2,256	268	1,988	2,172	199	1,973
Favorable contracts	534	160	374	526	120	406
Other	19	12	7	19	9	10

Total amortizing intangible assets	16,089	5,181	10,908	15,907	4,200	11,707
Non amortizing in-process research and development	175	—	175	175	—	175

Total intangible assets	$16,264	$5,181	$11,083	$16,082	$4,200	$11,882

The following table summarizes amortization expense related to intangible assets (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization expense related to intangible assets, net	$461	$667	$962	$1,403

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes estimated amortization expense related to intangible assets in each of the next five fiscal years (dollars in millions):

Estimated Amortization Expense
2012	$1,561
2013	$1,228
2014	$611
2015	$313
2016	$314

Note 11. Variable Interest Entities

Consolidated VIEs

Automotive

VIEs that we do not control through a majority voting interest that are consolidated because we are the primary beneficiary primarily include certain vehicles sales and marketing joint ventures, the most significant of which is GM Egypt, and certain other automotive or financial support entities.

Liabilities recognized as a result of consolidating VIEs generally do not represent claims to us and assets recognized generally are for the benefit of the VIE operations and cannot be used to satisfy our obligations. GM Korea, a non-wholly owned consolidated subsidiary that we control through a majority voting interest, is also a VIE because in the future it may require additional subordinated financial support. The creditors of GM Korea’s short-term debt of $157 million and $70 million, current derivative liabilities of $19 million and $111 million and long-term debt of $8 million and $835 million at June 30, 2011 and December 31, 2010 do not have recourse to our general credit. In February 2011 we provided a guarantee to Korea Development Bank (a minority shareholder in GM Korea), as trustee for the holders of GM Korea’s preferred shares, to redeem GM Korea’s preferred shares should GM Korea not redeem the shares. This guarantee decreased the amount of long-term debt which did not have recourse to our general credit in the six months ended June 30, 2011.

The following table summarizes the carrying amount of consolidated VIEs that we do not control through a majority voting interest (dollars in millions):

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$107	$145
Accounts and notes receivable, net	106	121
Inventories	94	108
Other current assets	10	14
Property, net	56	44
Other assets	48	49

Total assets	$421	$481

Liabilities
Accounts payable (principally trade)	$131	$226
Short-term debt and current portion of long-term debt	18	5
Accrued liabilities	37	34
Other liabilities	50	42

Total liabilities	$236	$307

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the amounts recorded in earnings related to consolidated VIEs we do not control through a majority voting interest (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total net sales and revenue	$227	$197	$337	$370
Automotive cost of sales	188	152	287	287
Automotive selling, general and administrative expense	8	7	14	17
Other automotive expenses, net	7	1	9	2
Automotive interest expense	2	1	3	4
Interest income and other non-operating income, net	3	2	5	3
Income tax expense	4	5	4	8

Net income	$21	$33	$25	$55

Automotive Financing – GM Financial

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the amounts recorded for nonconsolidated VIEs and the related off-balance sheet guarantees and maximum exposure to loss, excluding Ally Financial that is disclosed in Note 24 (dollars in millions):

	June 30, 2011		December 31, 2010
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Assets
Accounts and notes receivable, net	$2	$2	$108	$108
Equity in net assets of nonconsolidated affiliates	229	227	274	274
Other assets	—	—	60	59

Total assets	$231	$229	$442	$441

Liabilities
Accounts payable (principally trade)	$1	$—	$1	$—
Other liabilities	193	—	44	—

Total liabilities	$194	$—	$45	$—

Off-Balance Sheet
Loan commitments (a)		$15		$100
Other guarantees		—		3
Other liquidity arrangements (b)		226		223

Total guarantees and liquidity arrangements		$241		$326

(a)	Amounts at December 31, 2010 included undrawn loan commitments related to American Axle. In June 2011 the term loan facility was terminated.

(b)	Amounts at June 30, 2011 and December 31, 2010 represented additional contingent future capital funding requirement related to HKJV.

Stated contractual voting or similar rights for certain of our joint venture arrangements provide various parties with shared power over the activities that most significantly affect the economic performance of certain nonconsolidated VIEs. Such nonconsolidated VIEs are operating joint ventures located in developing international markets.

American Axle

We concluded that American Axle was a VIE for which we were not the primary beneficiary and we currently lack the power through voting or similar rights to direct those activities of American Axle that most significantly affect its economic performance. Prior to June 2011 our primary variable interest, among others, in American Axle was a second lien term loan facility in which American Axle could borrow up to $100 million. In June 2011 the term loan facility was terminated thereby eliminating our explicit variable interest in American Axle.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Saab

Our primary variable interest in Saab is the preference shares that we received in connection with the sale, which have a face value of $326 million and were recorded at an estimated fair value that was insignificant. We concluded that Saab is a VIE as it does not have sufficient equity at risk. We also determined that we are not the primary beneficiary because we lack the power to direct those activities that most significantly affect its economic performance. We continue to be obligated to fund certain Saab related liabilities, primarily warranty obligations related to vehicles sold prior to the disposition of Saab. Refer to Note 3 for additional information on the sale of Saab.

HKJV

We determined that HKJV is a VIE because it will require additional subordinated financial support, and we determined that we are not the primary beneficiary because we share the power with SAIC-HK to direct those activities that most significantly affect HKJV’s economic performance. Refer to Note 8 for additional information on our investment in HKJV.

Note 12. Depreciation and Amortization

Automotive

The following table summarizes depreciation and amortization, including asset impairment charges, included in Automotive cost of sales, Automotive selling, general and administrative expense and Other automotive expenses, net (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Depreciation and impairment of plants and equipment	$504	$481	$1,003	$1,010
Amortization and impairment of special tools	462	393	915	787
Depreciation and impairment of equipment on operating leases	188	135	297	253
Amortization of intangible assets	461	667	962	1,403

Total depreciation, amortization and asset impairment charges	$1,615	$1,676	$3,177	$3,453

Note 13. Debt

Automotive Financing – GM Financial

Senior Notes

In June 2011 GM Financial issued 6.75% senior notes of $500 million which are due in June 2018 with interest payable semiannually. On July 1, 2011 proceeds of $71 million from this offering were used to redeem all of GM Financial’s outstanding 8.50% senior notes due in 2015. The remaining proceeds will be used for general corporate purposes.

In connection with the issuance of the 6.75% senior notes, GM Financial entered into a registration rights agreement that requires GM Financial to file a shelf registration statement relating to the registration with the SEC of the 6.75% senior notes and the subsidiary guarantees. If the registration statement has not been declared effective by the SEC within 210 days from the original issuance of the notes or ceases to remain effective, GM Financial will be required to pay the 6.75% senior note holders a maximum of $0.50 per week of additional interest per $1,000 of principal during the time the registration statement is not effective.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facilities

The following table summarizes amounts outstanding under GM Financial credit facilities (dollars in millions):

	June 30, 2011	December 31, 2010
Syndicated warehouse facility	$—	$278
Medium-term note facility	385	490
Bank funding facilities	38	64

Total credit facilities	$423	$832

The following table summarizes further details regarding terms and availability of GM Financial credit facilities at June 30, 2011 (dollars in millions):

	Facility Amount	Advances Outstanding	Assets Pledged	Restricted Cash Pledged (a)
Syndicated warehouse facility (b)	$2,000	$—	$—	$—
Lease warehouse facility (c)	$600	—	—	—
Medium-term note facility (d)		385	422	84
Bank funding facilities (e)		38	—	—

		$423	$422	$84

(a)	These amounts do not include cash collected on finance receivables pledged of $25 million which is included in GM Financial Restricted cash at June 30, 2011.

(b)	In February 2011 GM Financial extended the maturity date of the syndicated warehouse facility to May 2012 and increased the borrowing capacity to $2.0 billion from $1.3 billion.

(c)	In January 2011 GM Financial entered into a lease warehouse facility for lease originations in the U.S. Borrowings on the facility are collateralized by leased assets.

(d)	The revolving period under this facility has ended and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

(e)	The outstanding debt balance under the bank funding facilities is secured by asset-backed securities of $39 million.

In July 2011 GM Financial Canada Leasing Ltd. (GM Financial Canada Leasing), a subsidiary of GM Financial, established a revolving warehouse credit facility under which GM Financial Canada Leasing may borrow up to CAD $600 million, which is secured by certain automobile lease agreements and the related lease vehicles. The commitment termination date is July 13, 2012.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securitization Notes Payable

Securitization notes payable represents debt issued by GM Financial in securitization transactions. Debt issuance costs are amortized over the expected term of the securitizations on an effective yield basis.

The following table summarizes securitization notes payable at June 30, 2011 (dollars in millions):

Year of Transactions	Maturity Dates (a)	Original Note Amounts	Original Weighted- Average Interest Rates	Total Receivables Pledged	Note Balance
2006	January 2014	$1,200	5.4%	$121	$110
2007	October 2013 – March 2016	$1,000 - 1,500	5.2% - 5.5%	1,232	1,157
2008 (b)	October 2014 – April 2015	$500 - 750	6.0% - 10.5%	687	311
2009	January 2016 – July 2017	$227 - 725	2.7% - 7.5%	554	389
2010	June 2016 – January 2018	$200 - 850	2.2% - 3.8%	2,494	2,159
2011	February 2017 – July 2017	$800 - 1,000	2.4% - 2.6%	2,719	2,588
BV2005 (c)	February 2014 – June 2014	$186 - 220	4.6% - 5.1%	13	12
LB2006/LB2007 (c)	September 2013 – January 2014	$486 - 500	5.0% - 5.2%	91	90

				$7,911	6,816

Purchase accounting premium					65

Total securitization notes payable					$6,881

(a)	Maturity dates represent final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the trusts.

(b)	Note balance does not include asset-backed securities of $39 million pledged to the bank funding facilities.

(c)	Transactions relate to certain SPEs acquired by GM Financial.

Note 14. Product Warranty Liability

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities (dollars in millions):

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$6,789	$7,030
Warranties issued and assumed in period	1,552	1,534
Payments	(1,902)	(1,711)
Adjustments to pre-existing warranties	366	67
Effect of foreign currency translation	121	(160)

Balance at end of period	$6,926	$6,760

Note 15. Pensions and Other Postretirement Benefits

Contributions

In January 2011 we completed the previously announced voluntary contribution of 61 million shares of our common stock to our U.S. hourly and salaried pension plans. At the time of contribution, the fair value was $2.2 billion for funding purposes. This was a

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

voluntary contribution that is above our minimum funding requirements of the pension plans. The contributed shares qualified as a plan asset for funding purposes at the time of contribution and as a plan asset for accounting purposes in July 2011. We are evaluating whether we will make additional voluntary contributions to our U.S. pension plans in 2011.

The following tables summarize the components of pension and other postretirement benefits (OPEB) expense (income) (dollars in millions):

	U.S. Plans Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of income
Service cost	$157	$130	$315	$259
Interest cost	1,228	1,338	2,457	2,676
Expected return on plan assets	(1,672)	(1,637)	(3,346)	(3,275)
Amortization of prior service credit	—	(1)	—	(1)
Curtailments, settlements and other	(23)	—	(23)	—

Net periodic pension income	$(310)	$(170)	$(597)	$(341)

	Non-U.S. Plans Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of expense
Service cost	$96	$93	$192	$189
Interest cost	313	295	614	596
Expected return on plan assets	(237)	(246)	(467)	(491)
Amortization of prior service credit	(1)	(1)	(1)	(1)
Recognized net actuarial loss	1	3	1	5
Curtailments, settlements and other	(19)	53	(16)	39

Net periodic pension expense	$153	$197	$323	$337

	U.S. Plans OPEB
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of expense
Service cost	$7	$5	$13	$10
Interest cost	68	72	135	144
Recognized net actuarial loss	1	—	2	—

Net periodic OPEB expense	$76	$77	$150	$154

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Non-U.S. Plans OPEB
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of expense
Service cost	$8	$8	$17	$16
Interest cost	53	49	105	98
Amortization of prior service credit	(3)	(2)	(5)	(4)
Curtailments, settlements and other	—	3	—	3

Net periodic OPEB expense	$58	$58	$117	$113

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

In the three months ended June 30, 2010 certain pension plans in GME were remeasured as part of our Goodwill impairment analysis, resulting in an increase of $388 million in the Pensions liability and a pre-tax increase in the net actuarial loss component of Accumulated other comprehensive income.

Canadian Health Care Trust

In December 2009 and May 2010 in furtherance of implementing its restructuring plan and pursuant to a June 2009 agreement between General Motors of Canada Limited (GMCL) and the Canadian Auto Workers Union (CAW) to establish an independent Canadian Health Care Trust (HCT) to provide retiree healthcare benefits to certain active and retired employees, litigation commenced regarding GMCL’s right to unilaterally amend and terminate postretirement healthcare benefits. The parties have reached a tentative agreement to consensually resolve the litigation, which is subject to court approval and was not yet implemented at June 30, 2011. Subject to preconditions being met, GMCL will be obligated to make a payment of CAD $1.0 billion on the HCT implementation date which it will fund out of its CAD $1.0 billion escrow funds, adjusted for the net difference between the amount of retiree monthly contributions received during the period January 1, 2010 through the HCT implementation date less the cost of benefits paid for claims incurred by covered employees during this period. On the HCT implementation date, GMCL will provide a CAD $800 million note payable with interest accruing at an annual rate of 7.0% starting January 1, 2010 with five equal annual installments of CAD $256 million due December 31 of 2014 through 2018. In June 2011 GMCL and the retiree representatives and their counsel agreed to a settlement agreement which added two additional payments of CAD $130 million each on December 31, 2014 and 2015. Concurrent with the implementation of the HCT, GMCL will be legally released from all obligations associated with the cost of providing retiree healthcare benefits to CAW active and retired employees bound by the class action process. We expect to account for the related termination of CAW hourly retiree healthcare benefits as a settlement, based upon the difference between the fair value of the notes and cash contributed and the healthcare plan obligation at the implementation date, which we anticipate in the three months ending December 31, 2011. As a result of conditions precedent to this agreement not having yet been achieved, there was no accounting recognition for the HCT at June 30, 2011.

Note 16. Derivative Financial Instruments and Risk Management

Automotive

At June 30, 2011 and December 31, 2010 no outstanding derivative contracts were designated in hedging relationships other than those derivative contracts designated in a hedging relationship by GM Financial. Refer to Note 19 for additional information on the fair value measurements of our derivative instruments.

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

The following table summarizes our counterparty credit risk related to derivative positions (dollars in millions):

	June 30, 2011	December 31, 2010
Collateral held from counterparties (a)	$34	$74
Gross derivative asset position exposed to loss (b)(c)	$100	$143
Net derivative asset position exposed to loss (b)(d)	$91	$108

(a)	Related obligation is recorded in Accrued liabilities.

(b)	Embedded derivatives have been excluded from this table.

(c)	Represents the maximum exposure to loss on derivative asset positions calculated as the gross derivative asset position less collateral we held.

(d)	Net exposure to loss calculated as net derivative asset position for all counterparties with which we were in a net asset position, less the collateral we held.

At June 30, 2011 substantially all derivative counterparty exposures were with counterparties that were rated A- or higher.

Credit Risk Related Contingent Features

Certain of our agreements with counterparties require that we provide cash collateral for net liability positions that we may have with such counterparty. At June 30, 2011 no collateral was posted related to derivative instruments, and we did not have any agreements with counterparties to derivative instruments containing covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that such covenants are violated.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivatives

The following table summarizes the fair value of our derivative instruments (dollars in millions):

	June 30, 2011		December 31, 2010
	Asset Derivatives (a)(b)	Liability Derivatives (c)(d)	Asset Derivatives (a)(b)	Liability Derivatives (c)(d)
Current Portion
Foreign currency exchange	$94	$19	$80	$113
Embedded foreign currency exchange	17	—	—	—
Commodity	32	2	93	2

Total current portion	$143	$21	$173	$115

Non-Current Portion
Embedded foreign currency exchange	$132	$—	$—	$—
Commodity	—	6	—	7
Warrants	—	—	44	—

Total non-current portion	$132	$6	$44	$7

(a)	Current portion recorded in Other current assets and deferred income taxes.

(b)	Non-current portion recorded in Other assets.

(c)	Current portion recorded in Accrued liabilities.

(d)	Non-current portion recorded in Other liabilities and deferred income taxes.

Gains and (Losses) on Derivatives

The following table summarizes gains and (losses) on derivatives recorded in earnings (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Derivative Instruments
Foreign currency exchange	$35	$(98)	$25	$30
Embedded foreign currency exchange	86	—	145	—
Commodity derivatives	(44)	(51)	(44)	(53)
Warrants	—	(8)	4	—

Total gains (losses) recorded in interest income and other non-operating income, net	$77	$(157)	$130	$(23)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commodity Notionals

The following table summarizes the notional amounts of our commodity derivative contracts (units in thousands):

	Units	June 30, 2011	December 31, 2010
Commodity
Aluminum and aluminum alloy	Metric tons	529	448
Copper	Metric tons	55	44
Lead	Metric tons	79	69
Heating oil	Gallons	135,198	125,160
Palladium	Troy ounce	553	444
Platinum	Troy ounce	97	91
Electricity (embedded derivative)	MWh	1,197	1,304

Foreign Currency Exchange Notionals

The following table summarizes the notional amounts of our foreign currency exchange derivatives (dollars in millions):

	June 30, 2011	December 31, 2010
Foreign currency exchange derivatives	$6,368	$5,910
Embedded foreign currency exchange derivatives	$1,532	$1,421

In 2010 we entered into a long-term supply agreement which provides for pricing to be partially denominated in a currency other than the functional currency of the parties to the contract. This pricing feature was determined to be an embedded derivative which we have bifurcated for valuation and accounting purposes. The fair value of this embedded derivative was an asset of $145 million at June 30, 2011 and insignificant at December 31, 2010.

Other Derivatives

In February 2011 we exercised our warrants to purchase American Axle common stock. The shares acquired upon exercise were sold in February 2011 and we received proceeds of $48 million. At December 31, 2010 the fair value of these warrants was $44 million.

In connection with our investment in New Delphi, which we accounted for using the equity method, we recorded our share of New Delphi’s other comprehensive income (loss) in Accumulated other comprehensive income. In the three months ended March 31, 2011 we recorded cash flow hedging gains of $13 million and in the three and six months ended June 30, 2010 we recorded cash flow hedging losses of $30 million and $15 million related to our share of New Delphi’s hedging losses. In March 2011 we sold our interests in New Delphi. As a result, previously recorded cash flow hedging losses of $10 million in Accumulated other comprehensive income were reclassified to earnings and recorded in the gain on sale of New Delphi. Refer to Note 8 for additional information on the sale of New Delphi.

Automotive Financing – GM Financial

GM Financial is exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on its credit facilities and on certain securitization notes payable.

The effect of derivative instruments on earnings and Accumulated other comprehensive income was insignificant for the three and six months ended June 30, 2011.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes interest rate swaps, caps and foreign currency exchange derivatives (dollars in millions):

	June 30, 2011		December 31, 2010
	Notional	Fair Value	Notional	Fair Value
Assets (a)
Interest rate swaps	$792	$13	$1,227	$23
Interest rate caps	1,271	9	946	8

Total assets	$2,063	$22	$2,173	$31

Liabilities (b)
Interest rate swaps	$792	$24	$1,227	$47
Interest rate caps	1,225	9	832	8
Foreign currency exchange derivatives (c)	33	2	49	2

Total liabilities	$2,050	$35	$2,108	$57

(a)	Recorded in GM Financial Other assets.

(b)	Recorded in GM Financial Other liabilities.

(c)	Notional has been translated from Canadian Dollars to U.S. Dollars at the June 30, 2011 and December 31, 2010 rates.

Credit Risk Related Contingent Features

Under the terms of the above derivative financial instruments, GM Financial is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. At June 30, 2011 and December 31, 2010 these restricted cash accounts totaled $37 million and $33 million and are included in GM Financial Restricted cash.

Note 17. Commitments and Contingencies

The following tables summarize information related to commitments and contingencies (dollars in millions):

	June 30, 2011		December 31, 2010
	Liability Recorded	Maximum Liability (a)	Liability Recorded	Maximum Liability (a)
Guarantees (b)
Operating leases	$—	$29	$7	$59
Ally Financial commercial loans	$—	$18	$—	$17
Supplier commitments, third party commercial loans and other obligations	$7	$187	$—	$119
Other product-related claims	$53	$863	$50	$841

(a)	Calculated as future undiscounted payments.

(b)	Excludes residual support and risk sharing programs and vehicle repurchase obligations related to Ally Financial.

	June 30, 2011	December 31, 2010
	Liability Recorded	Liability Recorded
Environmental liability (a)	$183	$195
Product liability	$419	$365
Other litigation-related liabilities and tax administrative matters (b)	$1,630	$1,471

(a)	Includes $36 million and $45 million recorded in Accrued liabilities at June 30, 2011 and December 31, 2010, and the remainder was recorded in Other liabilities and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Consists primarily of tax related litigation and administrative matters not recorded pursuant to ASC 740, “Income Taxes” (ASC 740) as well as various non-U.S. labor related matters.

Guarantees

We have provided guarantees related to the residual value of certain operating leases. These guarantees terminate in years ranging from 2011 to 2035. Certain leases contain renewal options.

We provide payment guarantees on commercial loans made by Ally Financial and outstanding with certain third parties, such as dealers or rental car companies. These guarantees either expire in 2029 or are ongoing. We determined the fair value ascribed to the guarantees at inception and subsequent to inception to be insignificant based on the credit worthiness of the third parties. Refer to Note 24 for additional information on guarantees that we provide to Ally Financial.

We have agreements with third parties that guarantee the fulfillment of certain suppliers’ commitments, third party commercial loans and other obligations. These guarantees expire in years ranging from 2011 to 2018 or upon the occurrence of specific events.

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered. At June 30, 2011 any proceeds we would receive from collateral were insignificant.

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Accordingly, it is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At June 30, 2011 we estimate the remediation losses could range from $145 million to $360 million.

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

In accordance with our assumption from MLC of dealer sales and service agreements, we indemnify dealers for certain product liability related claims. Our experience related to dealer indemnification obligations where we are not a party arising from incidents prior to July 10, 2009 is limited. We monitor actual claims experience for consistency with this estimate and make periodic adjustments as appropriate. Since July 10, 2009, the volume of product liability claims against us has been less than projected. In addition, as of this time due to the relatively short period for which we have been directly responsible for such claims, we have fewer pending matters than Old GM had in the past and than we expect in the future. Based on both management judgments concerning the projected number and value of both dealer indemnification obligations and product liability claims against us, we have estimated the associated liability. We expect our product liability reserve to rise in future periods as new claims arise from incidents subsequent to July 9, 2009.

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

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which it is believed that losses are probable and can be reasonably estimated, the majority of which are associated with tax-related matters not recorded pursuant to ASC 740 as well as various non-U.S. labor-related matters. Tax related matters not recorded pursuant to ASC 740 (indirect tax-related matters) are items being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance, and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow; such escrow deposits may range from $640 million to $850 million. Some of the matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2011. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected losses. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

Commencing on or about September 29, 2010, current and former hourly employees of GM Korea, our majority-owned affiliate in the Republic of Korea, filed six separate group actions in the Incheon District Court in Incheon, Korea. The cases allege that GM Korea failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. Similar cases have been brought against other large employers in the Republic of Korea. GM Korea’s accrual balance at June 30, 2011 was 128 billion Korean Won (equivalent to $119 million) in connection with these cases. The current estimate of the value of plaintiffs’ claim, if allowed in full, exceeds the accrual by 494 billion Korean Won (equivalent to $459 million). GM Korea believes the claims are without merit but, given the inherent uncertainties of the litigation process and further uncertainties arising because this litigation is at its earliest stages, this amount represents the high end of the range of reasonably possible liability exposure. Both the scope of claims asserted and GM Korea’s assessment of any or all of individual claim elements may change. This accrual is included in the reserves for non-U.S. labor-related matters.

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against GMCL on behalf of a purported class of over 200 former Canadian GMCL dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GMCL. In May 2009, in the context of the global restructuring of the business and the possibility that GMCL might be required to initiate insolvency proceedings, GMCL offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GMCL Canadian dealer network and to facilitate winding down their operations in an orderly fashion by December 31, 2009 or such other date as GMCL approved but no later than upon the expiration of the Plaintiff Dealers’ Dealer Sales and Service Agreements (DSSAs) on October 31, 2010. The Plaintiff Dealers allege that the DSSAs were wrongly terminated by GMCL and that GMCL failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers’ statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers’ initial pleading makes reference to a claim “not exceeding” CAD $750 million, without explanation of any specific measure of damages. On March 1, 2011 the Court approved certification of a class for the purpose of deciding a number of specifically defined issues, including: (1) whether GMCL breached its obligation of “good faith” in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers’ rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). On June 22, 2011 the court granted GMCL permission to appeal the class certification decision. At this juncture, the prospects for liability are uncertain, but because liability is not deemed probable, we have no accrual relating to this litigation. In addition, we cannot estimate the range of reasonably possible loss in the event of liability, as the case presents a variety of different legal theories, none of which GMCL believes are valid, on behalf of a large number of Plaintiff Dealers, each of which presents substantial differences in underlying facts and circumstances which GMCL believes should affect both potential liability and recoverable damages, if any, on an individual basis.

Liability Related to Contingently Issuable Shares

Under the Amended and Restated Master Sale and Purchase Agreement, as amended between us and Old GM and certain of its direct and indirect subsidiaries, we are obligated to issue additional shares of our common stock to MLC (Adjustment Shares) in the event that allowed general unsecured claims against MLC, as estimated by the U.S. Bankruptcy Court for the Southern District of New York, exceed $35.0 billion. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions). The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum number of Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. At June 30, 2011 and December 31, 2010 we concluded it was not probable that general unsecured claims would exceed $35.0 billion. We believe it is reasonably possible that general unsecured claims allowed against MLC will range between $32.5 billion and $36.0 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan agreed to with European labor representatives, we have committed to achieving specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we fail to accomplish the requirements set out under the agreement, we will be required to pay certain amounts up to Euro 265 million for each of those years, and/or interest on those amounts, to our employees. Certain inventory with a carrying amount of $222 million and $193 million at June 30, 2011 and December 31, 2010 was pledged as collateral under the agreement. Through June 30, 2011 spending was sufficient to meet the current requirements under the agreement and the specified milestones have been accomplished. Management has the intent and believes it has the ability to meet the future requirements under the agreement.

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

In the three months ended June 30, 2011 the income tax benefit of $61 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation more than offset by tax benefit attributable to previously unrecognized tax benefits in various jurisdictions. This benefit includes reductions in interest expense and valuation allowances associated with these previously unrecognized tax benefits. In the six months ended June 30, 2011 income tax expense of $76 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation partially offset by tax benefit attributable to previously unrecognized tax benefits in various jurisdictions. This benefit includes reductions in interest expense and valuation allowances associated with these previously unrecognized tax benefits. The effective tax rate is lower than the applicable statutory tax rate, primarily due to income earned in jurisdictions for which a full valuation allowance is recorded.

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

We file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2001 to 2010 with various significant tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. In addition the global nature of our operations means that transfer pricing disputes may arise.

In the three months ended June 30, 2011 we settled a Brazilian income tax matter for $241 million that was reserved and disclosed in a prior period.

At June 30, 2011 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next 12 months.

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

All derivatives are recorded at fair value. Internal models are used to value a majority of derivatives. The models use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors and current and forward market prices for commodities and foreign currency exchange rates. Level 2 includes certain foreign currency derivatives, commodity derivatives, interest rate caps, and warrants. Derivative contracts and other liabilities that are valued based upon models with significant unobservable market inputs are classified in Level 3. Level 3 derivative contracts include certain currency derivatives, embedded derivatives and interest rate swaps.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Automotive

Fair Value Measurements on a Recurring Basis

The following tables summarize the financial instruments measured at fair value on a recurring basis (dollars in millions):

	Fair Value Measurements on a Recurring Basis at June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)
United States government and agency	$—	$84	$—	$84
Sovereign debt	—	262	—	262
Certificates of deposit	—	3,274	—	3,274
Money market funds	5,830	—	—	5,830
Commercial paper	—	4,142	—	4,142
Marketable securities
Trading securities
Equity	40	—	—	40
Debt	—	105	—	105
Available–for–sale securities
United States government and agency	—	6,695	—	6,695
Sovereign debt	—	371	—	371
Certificates of deposit	—	1,083	—	1,083
Corporate debt	—	4,004	—	4,004
Other assets (a)(b)
Debt	—	1,144	—	1,144
Money market funds	358	—	—	358
Other	4	100	10	114
Derivatives
Commodity	—	32	—	32
Foreign currency	—	94	—	94
Embedded derivatives	—	4	145	149

Total assets	$6,232	$21,394	$155	$27,781

Liabilities
Other liabilities (c)
Options	$—	$—	$76	$76
Derivatives
Commodity	—	8	—	8
Foreign currency	—	19	—	19

Total liabilities	$—	$27	$76	$103

(a)	Cash and time deposits, including those classified as restricted cash, have been excluded from this table.

(b)	Other assets are recorded in Other current assets and deferred income taxes and Other assets and deferred income taxes.

(c)	Other liabilities are recorded in Accrued liabilities and Other liabilities and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements on a Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)
United States government and agency	$—	$1,085	$—	$1,085
Sovereign debt	—	523	—	523
Certificates of deposit	—	2,705	—	2,705
Money market funds	4,844	—	—	4,844
Commercial paper	—	3,807	—	3,807
Marketable securities
Trading securities
Equity	21	17	—	38
Debt	—	98	—	98
Available–for–sale securities
United States government and agency	—	2,023	—	2,023
Sovereign debt	—	773	—	773
Certificates of deposit	—	954	—	954
Corporate debt	—	1,669	—	1,669
Other assets (a)(b)
Debt	—	1,129	—	1,129
Money market funds	345	—	—	345
Other	5	—	10	15
Derivatives
Commodity	—	93	—	93
Foreign currency	—	80	—	80
Other	—	44	—	44

Total assets	$5,215	$15,000	$10	$20,225

Liabilities
Other liabilities (c)
Options	$—	$—	$24	$24
Derivatives
Commodity	—	9	—	9
Foreign currency	—	113	—	113

Total liabilities	$—	$122	$24	$146

(a)	Cash and time deposits, including those classified as restricted cash, have been excluded from this table.

(b)	Other assets are recorded in Other current assets and deferred income taxes and Other assets and deferred income taxes.

(c)	Other liabilities are recorded in Accrued liabilities and Other liabilities and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring Basis using Level 3 Inputs

The following tables summarize the activity for financial instruments classified in Level 3 (dollars in millions):

	Level 3 Net Assets and (Liabilities) (a)
	Embedded Derivatives	Options	Other Securities	Total Net Assets (Liabilities)
Balance at April 1, 2011	$57	$(77)	$10	$(10)
Transfer in and/or out of Level 3	—	—	—	—
Total realized/unrealized gains (losses)
Included in earnings	87	1	—	88
Included in Other comprehensive income	1	—	—	1
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—

Balance at June 30, 2011	$145	$(76)	$10	$79

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets/liabilities still held at the reporting date	$87	$1	$—	$88

	Level 3 Net Assets and (Liabilities) (a)
	Embedded Derivatives	Options	Other Securities	Total Net Assets (Liabilities)
Balance at January 1, 2011	$—	$(24)	$10	$(14)
Transfer in and/or out of Level 3	—	—	—	—
Total realized/unrealized gains (losses)
Included in earnings	140	(52)	—	88
Included in Other comprehensive income	5	—	—	5
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—

Balance at June 30, 2011	$145	$(76)	$10	$79

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets/liabilities still held at the reporting date	$140	$(52)	$—	$88

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Level 3 Net Assets and (Liabilities) (a)
	Foreign Currency Derivatives	Options	Total Net Assets (Liabilities)
Balance at April 1, 2010	$(355)	$(21)	$(376)
Transfer in and/or out of Level 3	—	—	—
Total realized/unrealized gains (losses)
Included in earnings	(82)	(3)	(85)
Included in Other comprehensive income	20	—	20
Purchases, issuances, and settlements	79	—	79

Balance at June 30, 2010	$(338)	$(24)	$(362)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(82)	$(3)	$(85)

	Level 3 Net Assets and (Liabilities) (a)
	Foreign Currency Derivatives	Options	Total Net Assets (Liabilities)
Balance at January 1, 2010	$(672)	$—	$(672)
Transfer in and/or out of Level 3	—	—	—
Total realized/unrealized gains (losses)
Included in earnings	73	(3)	70
Included in Other comprehensive income	3	—	3
Purchases, issuances, and settlements	258	(21)	237

Balance at June 30, 2010	$(338)	$(24)	$(362)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$59	$(3)	$56

(a)	Realized and unrealized gains (losses) are recorded in Interest income and other non-operating income (expense), net and foreign currency translation gains (losses) are recorded in Accumulated other comprehensive income.

Short-Term and Long-Term Debt

We determined the fair value of debt based on a discounted cash flow model which used benchmark yield curves plus a spread that represented the yields on traded bonds of companies with comparable credit ratings.

The following table summarizes the carrying amount and estimated fair values of short-term and long-term debt (dollars in millions):

	June 30, 2011	December 31, 2010
Carrying amount (a)	$4,717	$4,630
Fair value (a)	$4,916	$4,840

(a)	Accounts and notes receivable, net and Accounts payable (principally trade) are not included because the carrying amount approximates fair value due to their short-term nature.

Ally Financial Common and Preferred Stock

We estimated the fair value of Ally Financial common stock using a market approach that applies the average price to tangible book value multiples of comparable companies to the consolidated Ally Financial tangible book value. The significant inputs used in

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our fair value analysis were Ally Financial’s June 30, 2011 and December 31, 2010 financial statements, as well as the financial statements and price to tangible book value multiples of comparable companies in the banking and finance industry.

We calculated the fair value of our investment in Ally Financial preferred stock as of December 31, 2010 using a discounted cash flow approach. The present value of the cash flows was determined using assumptions regarding the expected receipt of dividends on Ally Financial preferred stock and the expected call date.

In March 2011 our investment in Ally Financial preferred stock was sold through a public offering for net proceeds of $1.0 billion. The gain of $0.3 billion related to the sale was recorded in Interest income and other non-operating income (expense), net.

The following table summarizes the carrying amount and estimated fair value of Ally Financial common and preferred stock (dollars in millions):

	June 30, 2011	December 31, 2010
Common stock
Carrying amount (a)	$959	$964
Fair value	$1,014	$1,031
Preferred stock
Carrying amount		$665
Fair value		$1,055

(a)	Investment in Ally Financial common stock at December 31, 2010 includes a 4.0% direct ownership and a 5.9% ownership held indirectly through an independent trust. In May 2011 we transferred all directly held shares to the independent trust.

Automotive Financing - GM Financial

Fair Value Measurements on a Recurring Basis

The following tables summarize the financial instruments measured at fair value on a recurring basis (dollars in millions):

	Fair Value Measurements on a Recurring Basis at June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)
Money market funds	$482	$—	$—	$482
Restricted cash (a)
Money market funds	970	—	—	970
Derivatives
Interest rate swaps (b)	—	—	13	13
Interest rate caps (b)	—	9	—	9

Total assets	$1,452	$9	$13	$1,474

Liabilities
Derivatives
Interest rate swaps (b)	$—	$—	$24	$24
Interest rate caps (b)	—	9	—	9
Foreign currency contracts	—	2	—	2

Total liabilities	$—	$11	$24	$35

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements on a Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)
Money market funds	$167	$—	$—	$167
Restricted cash (a)
Money market funds	952	—	—	952
Derivatives
Interest rate swaps (b)	—	—	23	23
Interest rate caps (b)	—	8	—	8

Total assets	$1,119	$8	$23	$1,150

Liabilities
Derivatives
Interest rate swaps (b)	$—	$—	$47	$47
Interest rate caps (b)	—	8	—	8
Foreign currency contracts	—	2	—	2

Total liabilities	$—	$10	$47	$57

(a)	Cash deposits and cash held in Guaranteed Investment Contracts have been excluded.

(b)	The fair value of interest rate swap and cap derivatives are based upon quoted market prices when available. If quoted prices are not available, the fair value is estimated by discounting future net cash flows expected to be settled using a current risk adjusted rate.

Fair Value Measurements on a Recurring Basis using Level 3 Inputs

The following tables summarize the activity for financial instruments classified in Level 3 (dollars in millions):

	Assets	Liabilities
	Interest Rate Swap Derivatives	Interest Rate Swap Derivatives
Balance at April 1, 2011	$18	$(34)
Transfers in and/or out of Level 3	—	—
Total realized/unrealized gains (losses)
Included in earnings	—	1
Included in other comprehensive income (loss)	—	(2)
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	(5)	11

Balance at June 30, 2011	$13	$(24)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Assets	Liabilities
	Interest Rate Swap Derivatives	Interest Rate Swap Derivatives
Balance at January 1, 2011	$23	$(47)
Transfers in and/or out of Level 3	—	—
Total realized/unrealized gains (losses)
Included in earnings	—	—
Included in other comprehensive income (loss)	—	(1)
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	(10)	24

Balance at June 30, 2011	$13	$(24)

The following table summarizes estimated fair values, carrying amounts and various methods and assumptions used in valuing GM Financial’s financial instruments (dollars in millions):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Finance receivables, net (a)	$8,587	$8,768	$8,197	$8,186

Financial liabilities
Syndicated and lease warehouse facilities (b)	$—	$—	$278	$278
Medium term note facility and bank funding facilities (c)	$423	$423	$554	$554
Securitization notes payable (c)	$6,881	$6,915	$6,128	$6,107
Senior notes and convertible senior notes (c)	$571	$578	$72	$72

(a)	The fair value of the finance receivables is estimated based upon forecasted cash flows discounted using a pre-tax weighted-average cost of capital. The forecast includes factors such as prepayment, defaults, recoveries and fee income assumptions.

(b)	The syndicated and lease warehouse facilities have variable rates of interest and maturities of approximately one year. The carrying amount is considered to be a reasonable estimate of fair value.

(c)	The fair values of the medium term note and bank funding facilities, securitization notes payable and senior notes and convertible senior notes are based on quoted market prices, when available. If quoted market prices are not available, the fair value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

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

GM Financial did not execute any new restructuring initiatives in the three and six months ended June 30, 2011.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the reserves related to restructuring and other initiatives (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges in the three and six months ended June 30, 2011 (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total Automotive
Balance at January 1, 2011	$1,135	$664	$3	$—	$1,802
Additions	26	33	—	1	60
Interest accretion and other	7	24	—	—	31
Payments	(129)	(205)	(2)	(1)	(337)
Revisions to estimates	7	—	—	—	7
Effect of foreign currency translation	16	34	—	—	50

Balance at March 31, 2011	1,062	550	1	—	1,613

Additions	8	62	—	1	71
Interest accretion and other	6	16	—	—	22
Payments	(109)	(76)	—	(1)	(186)
Revisions to estimates	(8)	—	—	—	(8)
Effect of foreign currency translation	(1)	11	—	—	10

Balance at June 30, 2011 (a)	$958	$563	$1	$—	$1,522

(a)	The remaining cash payments related to these restructuring reserves primarily relate to postemployment benefits to be paid.

GMNA recorded charges, interest accretion and other and revisions to estimates that increased the reserves by $46 million in the six months ended June 30, 2011. This increase was primarily related to skilled trades hourly U.S. employees who participated in a special attrition program.

GME recorded charges and interest accretion and other of $78 million and $135 million for separation programs in the three and six months ended June 30, 2011 primarily related to previously announced programs in Germany.

Restructuring and early retirement programs in Spain, the U.K. and Belgium were essentially completed in 2010 and we also initiated a program in Germany in 2010. Through June 30, 2011 these programs had a total cost of $800 million and affected a total of 5,000 employees and included the closure of the Antwerp, Belgium facility. We expect to incur an additional $400 million, primarily in 2011 and 2012, to complete these programs, which will affect an additional 2,000 employees. As these programs primarily involve voluntary separations, no liabilities are recorded until offers to employees are accepted. To the extent employees will be involuntarily terminated, a liability is recorded at the communication date.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the reserves related to restructuring and other initiatives (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges in the three and six months ended June 30, 2010 (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2010	$2,088	$451	$3	$4	$2,546
Additions	7	273	—	—	280
Interest accretion and other	10	32	—	—	42
Payments	(243)	(37)	(1)	(2)	(283)
Revisions to estimates	(104)	—	—	—	(104)
Effect of foreign currency translation	24	(33)	—	—	(9)

Balance at March 31, 2010	1,782	686	2	2	2,472

Additions	21	207	—	—	228
Interest accretion and other	10	28	—	—	38
Payments	(178)	(257)	—	(2)	(437)
Revisions to estimates	(1)	(8)	—	1	(8)
Effect of foreign currency translation	(25)	(63)	—	—	(88)

Balance at June 30, 2010 (a)	$1,609	$593	$2	$1	$2,205

(a)	The remaining cash payments related to these restructuring reserves primarily relate to postemployment benefits to be paid.

GMNA recorded charges, interest accretion and other and revisions to estimates that increased the restructuring reserves by $30 million in the three months ended June 30, 2010 and decreased the restructuring reserves by $57 million in the six months ended June 30, 2010. The increase in the three months ended June 30, 2010 was primarily related to a Canadian hourly separation program at the Oshawa Facility which partially offset the decrease recorded in the three months ended March 31, 2010 that was primarily related to increased production capacity utilization resulting in the recall of idled employees to fill added shifts at multiple production sites.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dealer Wind-downs

The following table summarizes GMNA’s restructuring reserves related to dealer wind-down agreements in the three and six months ended June 30, 2011 (dollars in millions):

	U.S.	Canada and Mexico	Total
Balance at January 1, 2011	$135	$9	$144
Revisions to estimates	(6)	—	(6)
Payments	(80)	—	(80)

Balance at March 31, 2011	49	9	58

Revisions to estimates	—	(1)	(1)
Payments	(24)	—	(24)

Balance at June 30, 2011	$25	$8	$33

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21. Impairments

The following table summarizes impairment charges (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GMNA
Product-specific tooling assets	$17	$—	$40	$—
Vehicles leased to rental car companies	45	—	60	—

Total GMNA impairment charges	62	—	100	—
GME
Goodwill	—	—	395	—
Vehicles leased to rental car companies	29	6	53	15

Total GME impairment charges	29	6	448	15
GMIO
Product-specific tooling assets	—	—	2	—
Investment in HKJV (a)	—	—	39	—

Total GMIO impairment charges	—	—	41	—
GMSA
Product-specific tooling assets	1	—	2	—

Total GMSA impairment charges	1	—	2	—

Total impairment charges	$92	$6	$591	$15

(a)	Refer to Note 8 for additional information related to our investment in HKJV.

Fair value measurements, excluding vehicles leased to rental car companies, utilized projected cash flows discounted at a rate commensurate with the perceived business risks related to the assets involved. Fair value measurements of vehicles leased to rental car companies utilized projected cash flows throughout the rental period and at auction.

The following tables summarize assets measured at fair value (all of which utilized Level 3 inputs) on a nonrecurring basis (dollars in millions):

	Three Months Ended June 30, 2011 (a)	Fair Value Measurements Using			Total Losses Three Months Ended June 30, 2011
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Product-specific tooling assets	$—	$—	$—	$—	$18
Vehicles leased to rental car companies	$890-922	$—	$—	$890-922	74

Total					$92

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2011 (a)	Fair Value Measurements Using			Total Losses Six Months Ended June 30, 2011
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$1,266	$—	$—	$1,266	$395
Product-specific tooling assets	$—	$—	$—	$—	44
Investment in HKJV	$112	$—	$—	$112	39
Vehicles leased to rental car companies	$545-922	$—	$—	$545-922	113

Total					$591

	Three Months Ended June 30, 2010 (a)	Fair Value Measurements Using			Total Losses Three Months Ended June 30, 2010
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Vehicles leased to rental car companies	$563	$—	$—	$563	$6

	Six Months Ended June 30, 2010 (a)	Fair Value Measurements Using			Total Losses Six Months Ended June 30, 2010
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Vehicles leased to rental car companies	$537-563	$—	$—	$537-563	$15

(a)	Amounts represent the fair value measure (or range of measures) during the period.

Contract Cancellations

The following table summarizes contract cancellation charges primarily related to the cancellation of product programs (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GMNA	$21	$5	$21	$36
GME	3	—	3	—
GMIO	6	—	6	—

Total contract cancellation charges	$30	$5	$30	$36

Note 22. Earnings Per Share

In the three and six months ended June 30, 2011 we were required to use the two-class method for calculating earnings per share, as further discussed below, as the applicable market value of our common stock was below $33.00 per common share in the period ended June 30, 2011.

Basic and diluted earnings per share were computed by dividing earnings attributable to common stockholders by the weighted-average common shares outstanding in the period. The computation of diluted earnings per share gives effect to all potentially dilutive securities. In periods prior to our public offering, we utilized an average stock price based upon estimates of the fair value of our common stock. Subsequent to our public offering, we used the New York Stock Exchange price.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize basic and diluted earnings per share (in millions, except per share amounts):

	Basic		Diluted
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net income attributable to common stockholders
Net income attributable to stockholders	$2,992	$6,358	$2,992	$6,358
Less: cumulative dividends on preferred stock and undistributed earnings allocated to Series B Preferred Stock participating security (a)	468	971	447	924

Net income attributable to common stockholders	$2,524	$5,387	$2,545	$5,434

Weighted-average shares outstanding
Weighted-average common shares outstanding	1,505	1,505	1,505	1,505
Dilutive effect of warrants	—	—	147	154
Dilutive effect of restricted stock units	—	—	2	2

Weighted-average common shares outstanding-diluted	1,505	1,505	1,654	1,661

Earnings per share	$1.68	$3.58	$1.54	$3.27

(a)	Includes cumulative dividends on preferred stock of $214 million and $429 million in the three and six months ended June 30, 2011. Earnings of $254 million and $542 million for the three and six months ended June 30, 2011 have been allocated to the Series B Preferred Stock holders for the basic earnings per share calculation. Earnings of $233 million and $495 million for the three and six months ended June 30, 2011 have been allocated to the Series B Preferred Stock holders for the diluted earnings per share calculation.

	Basic		Diluted
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Net income attributable to common stockholders
Net income attributable to stockholders	$1,536	$2,604	$1,536	$2,604
Less: cumulative dividends on preferred stock	202	405	202	405

Net income attributable to common stockholders	$1,334	$2,199	$1,334	$2,199

Weighted-average shares outstanding
Weighted-average common shares outstanding	1,500	1,500	1,500	1,500
Dilutive effect of warrants	—	—	67	67

Weighted-average common shares outstanding-diluted	1,500	1,500	1,567	1,567

Earnings per share	$0.89	$1.47	$0.85	$1.40

Three and Six Months Ended June 30, 2011

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the two-class method for computing earnings per share, undistributed earnings are allocated to common stock and the Series B Preferred Stock according to their respective participation rights in undistributed earnings, as if all the earnings for the period had been distributed. This allocation to the Series B Preferred Stock holders reduced Net income attributable to common stockholders, resulting in a lower basic and dilutive earnings per share amount. Accordingly, variability may result in our calculation of earnings per share from period to period depending on whether the application of the two-class method is required.

Because the applicable market value of our common stock was below the price range of $33.00 to $39.60 per common share for the three and six months ended June 30, 2011, we applied the two-class method to calculate basic earnings per share and the more dilutive of the two-class or the if-converted method to calculate diluted earnings per share. The application of the two-class method resulted in an allocation of undistributed earnings to our Series B Preferred Stock holders and, accordingly, 152 million common stock equivalents from the assumed conversion of the Series B Preferred Stock are not considered outstanding for purposes of determining the weighted-average common shares outstanding in the computation of diluted earnings per share.

In April 2011 MLC began distribution of 272 million warrants for our common stock to its unsecured creditors. The warrant holders may exercise the warrants at any time prior to their respective expiration dates. Upon exercise of the warrants the shares issued will be included in the number of basic shares outstanding used in the computation of earnings per share.

Warrants to purchase 317 million shares of our common stock were outstanding at June 30, 2011, of which 46 million shares were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the common shares. Under the treasury stock method, the assumed exercise of warrants to purchase the remaining 271 million shares resulted in 147 million and 154 million dilutive shares in the three and six months ended June 30, 2011.

Diluted earnings per share included the assumed issuance of unvested restricted stock units (RSUs) granted to certain global executives. At June 30, 2011 there were 14 million unvested RSUs outstanding.

The Adjustment Shares were excluded from the computation of basic and diluted earnings per share as the condition that would result in the issuance of the Adjustment Shares was not satisfied.

The 61 million shares of common stock contributed to our pension plans in January 2011 were excluded from the computation of earnings per share as they did not meet the criteria to qualify as plan assets for accounting purposes. As these shares met the criteria in July 2011 to qualify as plan assets for accounting purposes they will be considered outstanding for earnings per share purposes beginning in the three months ending September 30, 2011.

Three and Six Months Ended June 30, 2010

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

Diluted earnings per share excluded the assumed issuance of unvested RSUs granted to certain global executives as these awards were payable in cash if settled prior to six months after a completion of a successful public offering. At June 30, 2010 a total of 17 million RSUs were outstanding, of which neither the vested or unvested portion was included for purposes of calculating diluted earnings per share due to the cash settlement condition at that time.

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

The following table summarizes compensation expense recorded for our stock incentive plans (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Compensation expense	$60	$34	$113	$52

Income tax expense amounts were insignificant in the three and six months ended June 30, 2011 and 2010 and did not include U.S. and non-U.S. jurisdictions with full valuation allowances.

Long-Term Incentive Plan

In the six months ended June 30, 2011 we granted RSUs to certain global executives under the 2009 GMLTIP. The RSUs were valued on the date of grant at the fair value of our common stock. Awards granted under the 2009 GMLTIP either cliff vest or ratably vest generally over a three-year service period, as defined in the terms of each award. We have elected to record compensation cost for these awards on a straight-line basis over the entire vesting period. Our policy is to issue new shares upon settlement of RSUs.

2011 awards granted to the Top 25 highest compensated employees will settle three years from the grant date in 25% increments in conjunction with each 25% of our Troubled Asset Relief Program obligations that are repaid. The awards for the Next 75 highest compensated employees will settle: (1) three years from the date of grant; or (2) on the first and third anniversary dates of grant. The awards to the non-Top 100 highest compensated employees will settle on the first, second, and third anniversary dates of grant.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our RSU activity under the 2009 GMLTIP and GMSSP in the six months ended June 30, 2011 (RSUs in millions):

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term
RSUs outstanding at January 1, 2011	17.2	$19.03
Granted	5.7	$34.72
Settled	(0.4)	$17.63
Forfeited or expired	(0.7)	$21.33

RSUs outstanding at June 30, 2011	21.8	$23.10	1.6

RSUs unvested and expected to vest at June 30, 2011	14.9	$23.50	2.0

RSUs vested and payable at June 30, 2011	6.1	$21.91

At June 30, 2011 the total unrecognized compensation expense for nonvested equity awards granted under the 2009 GMLTIP was $362 million. This expense is expected to be recorded over a weighted-average period of 2.0 years.

In the three and six months ended June 30, 2011 total payments for 303,000 and 400,000 RSUs settled under the GMSSP was $9 million and $13 million. In the three and six months ended June 30, 2010 total payments for 97,000 RSUs settled under the GMSSP was $2 million.

Note 24. Transactions with Ally Financial

Automotive

The following tables summarize the financial statement effects of and maximum obligations under agreements with Ally Financial (dollars in millions):

	June 30, 2011	December 31, 2010
Operating lease residuals
Residual support (a)
Liabilities (receivables) recorded	$(40)	$(24)
Maximum obligation	$208	$523
Risk sharing (a)
Liabilities recorded	$127	$269
Maximum obligation	$301	$692
Vehicle repurchase obligations (b)
Maximum obligations	$20,918	$18,807
Fair value of guarantee	$18	$21

(a)	In the six months ended June 30, 2011 and 2010 favorable adjustments to our residual support and risk sharing liabilities of $323 million and $404 million were recorded in the U.S. due to increases in estimated residual values.

(b)	The maximum potential amount of future payments required to be made to Ally Financial under this guarantee is based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Marketing incentives and operating lease residual payments (a)	$425	$204	$970	$511
Exclusivity fee income	$22	$25	$46	$50
Royalty income	$4	$3	$8	$7

(a)	Payments to Ally Financial related to U.S. marketing incentive and operating lease residual programs. Excludes payments to Ally Financial related to the contractual exposure limit.

Balance Sheet

The following table summarizes the balance sheet effects of transactions with Ally Financial (dollars in millions):

	June 30, 2011	December 31, 2010
Assets
Accounts and notes receivable, net (a)	$377	$290
Other assets (b)		$26
Liabilities
Accounts payable (c)	$106	$168
Short-term debt and current portion of long-term debt (d)	$1,118	$1,043
Accrued liabilities and other liabilities (e)	$599	$1,167
Long-term debt (f)	$9	$43
Other non-current liabilities (g)	$49	$84

(a)	Primarily represents wholesale settlements due from Ally Financial and receivables for exclusivity fees and royalties.

(b)	Represents distributions due from Ally Financial on our investments in Ally Financial preferred stock.

(c)	Primarily represents amounts billed to us and payable related to incentive programs.

(d)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest. It includes borrowing arrangements with various foreign locations and arrangements related to Ally Financial’s funding of company-owned vehicles, rental car vehicles awaiting sale at auction and funding of the sale of vehicles to which title is retained while the vehicles are consigned to Ally Financial or dealers, primarily in the United Kingdom. Financing remains outstanding until the title is transferred to the dealers.

(e)	Primarily represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial in North America. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to Ally Financial to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and amounts owed under lease pull-ahead programs. In addition it includes interest accrued on the transactions in (d) above.

(f)	Primarily represents the long-term portion of term loans from Ally Financial to certain consolidated dealerships.

(g)	Primarily represents long-term portion of liabilities for marketing incentives on vehicles financed by Ally Financial.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations

The following table summarizes the income statement effects of transactions with Ally Financial (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total net sales and revenue (reduction) (a)	$(43)	$(68)	$(617)	$(211)
Automotive cost of sales and other automotive expenses (b)	$4	$5	$8	$29
Interest income and other non-operating income, net (c)	$29	$58	$85	$116
Automotive interest expense (d)	$19	$58	$37	$118
Servicing expense (e)	$—	$1	$—	$2

(a)	Primarily represents the reduction in Total net sales and revenue for marketing incentives on vehicles which were sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial. This includes the estimated amount of residual support accrued under residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to Ally Financial to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to Ally Financial for employee and governmental lease programs and third party resale purposes.

(b)	Primarily represents cost of sales on the sale of vehicles to Ally Financial for employee and governmental lease programs and third party resale purposes. Also includes miscellaneous expenses on services performed by Ally Financial.

(c)	Represents income on investments in Ally Financial preferred stock (through March 31, 2011), exclusivity fees, royalties and reimbursements by Ally Financial for certain services provided to Ally Financial. Included in this amount is rental income related to Ally Financial’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires in November 2016.

(d)	Represents interest incurred on notes payable and wholesale settlements.

(e)	Represents servicing fees paid to Ally Financial on certain automotive retail leases.

Note 25. Segment Reporting

Consolidated

We design, build and sell cars, trucks and parts worldwide. We also conduct our automotive finance operations through GM Financial. We analyze the results of our business through our five segments: GMNA, GME, GMIO, GMSA and GM Financial. Each segment has a manager responsible for executing our strategies. Our automotive manufacturing operations are integrated within the segments, benefit from broad-based trade agreements and are subject to regulatory requirements, such as Corporate Average Fuel Economy (CAFE) regulations. While not all vehicles within a segment are individually profitable on a fully loaded cost basis, those vehicles are needed in our product mix in order to attract customers to dealer showrooms and to maintain sales volumes for other, more profitable vehicles. Because of these factors, we do not manage our business on an individual brand or vehicle basis. The chief operating decision maker evaluates the operating results and performance of our automotive segments through Income (loss) before interest and income taxes and evaluates GM Financial through Income (loss) before income taxes.

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
• Chevrolet

At June 30, 2011 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, including GM Korea, SGM, SGMW, FAW-GM and HKJV. These companies design, manufacture and market vehicles under the following brands:

• Alpheon	• Cadillac	• Daewoo	• Wuling
• Buick	• Chevrolet	• Jiefang

Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All intersegment balances and transactions have been eliminated in consolidation.

	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
At and For the Three Months Ended June 30, 2011
Sales
External customers	$22,097	$7,128	$5,505	$4,299	$14	$—	$39,043	$—	$—	$39,043
GM Financial revenue	—	—	—	—	—	—	—	330	—	330
Intersegment	1,031	331	1,111	64	—	(2,537)	—	—	—	—

Total net sales and revenue	$23,128	$7,459	$6,616	$4,363	$14	$(2,537)	$39,043	$330	$—	$39,373

Income (loss) before automotive interest and income taxes	$2,249	$102	$573	$57	$(138)	$(25)	$2,818	$144	$—	$2,962

Corporate interest income					124			—		124
Automotive interest expense					155			—		155

Income (loss) before income taxes					$(169)			$144		2,931

Income tax expense (benefit)										(61)

Net income attributable to stockholders										$2,992

Equity in net assets of nonconsolidated affiliates	$57	$53	$7,049	$1	$—	$—	$7,160	$—	$—	$7,160
Total assets	$79,466	$18,671	$21,257	$13,376	$41,935	$(36,213)	$138,492	$12,150	$(227)	$150,415
Depreciation, amortization and impairment of long- lived assets and finite-lived intangible assets	$990	$374	$123	$115	$13	$—	$1,615	$19	$—	$1,634
Equity income, net of tax and gain on disposal of investments	$3	$—	$379	$—	$—	$—	$382	$—	$—	$382
Significant non-cash charges
Impairment charges related to product specific tooling assets	$17	$—	$—	$1	$—	$—	$18	$—	$—	$18
Impairment charges related to vehicles leased to rental car companies	45	29	—	—	—	—	74	—	—	74

Total significant non-cash charges	$62	$29	$—	$1	$—	$—	$92	$—	$—	$92

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
For the Six Months Ended June 30, 2011
Sales
External customers	$43,380	$13,390	$9,997	$8,145	$30	$—	$74,942	$—	$—	$74,942
GM Financial revenue	—	—	—	—	—	—	—	625	—	625
Intersegment	1,858	939	2,046	114	—	(4,957)	—	—	—	—

Total net sales and revenue	$45,238	$14,329	$12,043	$8,259	$30	$(4,957)	$74,942	$625	$—	$75,567

Income (loss) before automotive interest and income taxes (a)	$5,147	$(288)	$1,053	$147	$181	$(27)	$6,213	$274	$—	$6,487

Corporate interest income					251			—		251
Automotive interest expense					304			—		304

Income before income taxes					$128			$274		6,434

Income tax expense (benefit)										76

Net income attributable to stockholders										$6,358

Expenditures for property	$1,247	$440	$428	$357	$26	$(4)	$2,494	$4	$—	$2,498
Depreciation, amortization and impairment of long- lived assets and finite-lived intangible assets	$1,967	$714	$239	$231	$26	$—	$3,177	$33	$—	$3,210
Equity income, net of tax and gain on disposal of investments (a)	$1,732	$—	$794	$—	$—	$—	$2,526	$—	$—	$2,526
Significant non-cash charges
Impairment charges related to product-specific tooling assets	$40	$—	$2	$2	$—	$—	$44	$—	$—	$44
Impairment charges related to vehicles leased to rental car companies	60	53	—	—	—	—	113	—	—	113
Impairment charges related to goodwill	—	395	—	—	—	—	395	—	—	395
Impairment charges related to investment in HKJV	—	—	39	—	—	—	39	—	—	39

Total significant non-cash charges	$100	$448	$41	$2	$—	$—	$591	$—	$—	$591

(a)	Includes a gain of $1.6 billion recorded on the sale of our New Delphi Class A Membership Interests. Refer to Note 8 for additional information on the sale of New Delphi.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive
For the Three Months Ended June 30, 2010
Sales
External customers	$19,457	$5,783	$4,382	$3,520	$32	$—	$33,174
Intersegment	809	261	949	88	—	(2,107)	—

Total net sales and revenue	$20,266	$6,044	$5,331	$3,608	$32	$(2,107)	$33,174

Income (loss) before interest and income taxes	$1,592	$(160)	$504	$195	$(31)	$(67)	$2,033
Corporate interest income					114		114
Automotive interest expense					250		250

Income (loss) before income taxes					$(167)		1,897

Income tax expense (benefit)							361

Net income attributable to stockholders							$1,536

Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,082	$359	$94	$126	$15	$—	$1,676
Equity income (loss), net of tax and gain on disposal of investments	$41	$4	$368	$(3)	$1	$—	$411

	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive
For the Six Months Ended June 30, 2010
Sales
External customers	$37,965	$11,157	$8,650	$6,801	$77	$—	$64,650
Intersegment	1,587	348	1,666	131	—	(3,732)	—

Total net sales and revenue	$39,552	$11,505	$10,316	$6,932	$77	$(3,732)	$64,650

Income (loss) before interest and income taxes	$2,810	$(637)	$1,412	$460	$(140)	$(48)	$3,857
Corporate interest income					204		204
Automotive interest expense					587		587

Income (loss) before income taxes					$(523)		3,474

Income tax expense (benefit)							870

Net income attributable to stockholders							$2,604

Expenditures for property	$1,095	$318	$294	$133	$11	$—	$1,851
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$2,223	$744	$159	$261	$66	$—	$3,453
Equity income (loss), net of tax and gain on disposal of investments	$75	$11	$730	$(3)	$1	$—	$814

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

We analyze the results of our business through our five segments: GM North America (GMNA), GM Europe (GME), GM International Operations (GMIO), GM South America (GMSA) and General Motors Financial Company, Inc. (GM Financial). Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, Inc. (Ally Financial), certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

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

Prior Period Financial Statements Conformed to Current Period Presentation

In the three and six months ended June 30, 2011 we have recorded foreign currency exchange gains and losses on debt as non-operating items. This is a change from prior period presentations in which foreign currency exchange gains and losses on debt were recorded in Automotive cost of sales. We have reclassified the prior periods to conform to our current presentation. The effects of this reclassification decreased Automotive cost of sales and Interest income and other non-operating income (expense), net by $26 million from July 10, 2009 through December 31, 2009, $150 million and $187 million in the three and six months ended June 30, 2010 and $89 million for the year ended December 31, 2010.

Overview

Our Company

Automotive

We are a leading global automotive company. Our vision is to design, build and sell the world’s best vehicles. We seek to distinguish our vehicles through superior design, quality, reliability, telematics (wireless voice and data) and infotainment and safety within their respective segments. Our business is diversified across products and geographic markets. With a global network of independent dealers we meet the local sales and service needs of our retail and fleet customers. In the six months ended June 30, 2011 72.2% of our vehicle sales volume was generated outside the United States, including 42.4% from emerging markets, such as Brazil, Russia, India and China (collectively BRIC), which have experienced the industry’s highest volume growth.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our automotive business is organized into four geographically-based segments:

•

GMNA, with sales, manufacturing and distribution operations in the U.S., Canada and Mexico and distribution operations in Central America and the Caribbean, represented 32.4% of our vehicle sales volume in the six months ended June 30, 2011. In the six months ended June 30, 2011 GMNA had the largest market share of any competitor in this market at 18.7%.

•

GME has sales, manufacturing and distribution operations across Western and Central Europe. GME’s vehicle sales volume, which in addition to Western and Central Europe, includes Eastern Europe, which includes, among others, Russia and the other members of the Commonwealth of Independent States represented 20.1% of our vehicle sales volume in the six months ended June 30, 2011. In the six months ended June 30, 2011 GME had the number four market share in this market at 8.8%. GMIO distributes Chevrolet brand vehicles which, when sold in Europe, are included in GME vehicle sales volume and market share data.

•

GMIO has sales, manufacturing and distribution operations in Asia-Pacific, Eastern Europe, which includes, among others, Russia, and the other members of the Commonwealth of Independent States, Africa and the Middle East. GMIO’s vehicle sales volume, which includes Asia-Pacific, Africa and the Middle East is our largest segment by vehicle sales volume and represented 36.0% of our vehicle sales volume including sales through our joint ventures in the six months ended June 30, 2011. In the six months ended June 30, 2011 GMIO had the largest market share for this market at 9.4% and the number one market share in China. In the six months ended June 30, 2011 GMIO derived 77.9% of its vehicle sales volume from China. GMIO records the financial results of Chevrolet brand vehicles that it distributes and sells in Europe.

•

GMSA, with sales, manufacturing and distribution operations in Brazil, Argentina, Colombia, Ecuador and Venezuela as well as sales activities in Bolivia, Chile, Paraguay, Peru and Uruguay represented 11.5% of our vehicle sales volume in the six months ended June 30, 2011. In the six months ended June 30, 2011 GMSA had the largest market share for this market at 19.0% and the number three market share in Brazil. In the six months ended June 30, 2011 GMSA derived 58.2% of its vehicle sales volume from Brazil.

We offer a global vehicle portfolio of cars, crossovers and trucks. We are committed to leadership in vehicle design, quality, reliability, telematics and infotainment and safety, as well as to developing key energy efficiency, energy diversity and advanced propulsion technologies, including electric vehicles with range extending capabilities such as the Chevrolet Volt.

Automotive Financing - GM Financial

GM Financial specializes in purchasing retail automobile installment sales contracts originated by franchised and select independent dealers in connection with the sale of used and new automobiles. GM Financial also offers lease products through GM franchised dealerships that target customers with prime and sub-prime credit bureau scores. GM Financial generates revenue and cash flows primarily through the purchase, retention, subsequent securitization and servicing of finance receivables. To fund the acquisition of receivables prior to securitization, GM Financial uses available cash and borrowings under its credit facilities. GM Financial earns finance charge income on the finance receivables and pays interest expense on borrowings under its credit facilities. GM Financial periodically transfers receivables to securitization trusts that issue asset-backed securities to investors. The securitization trusts are special purpose entities (SPEs) that are also variable interest entities that meet the requirements to be consolidated in the financial statements.

Specific Management Initiatives

The execution of certain management initiatives is critical to continue the improvement in our results of operations and financial condition. These management initiatives are subsequently discussed.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Focus on Chinese Market

We view the Chinese market, the fastest growing global market by volume of vehicles sold, as important to our global growth strategy and are employing a multi-brand strategy, led by our Buick and Chevrolet divisions. In the coming years, we plan to increasingly leverage our global architectures to increase the number of nameplates under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the Jiefang, Wuling and, commencing in July 2011, Baojun brands.

The following table summarizes our direct ownership interests in our Chinese joint ventures, collectively referred to as China JVs:

	Ownership Interest
	June 30, 2011	June 30, 2010
Shanghai General Motors Co. Ltd. (SGM) (a)	49%	49%
Shanghai GM (Shenyang) Norsom Motor Co., Ltd. (SGM Norsom)	25%	25%
Shanghai GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
Shanghai GM Dong Yue Powertrain (SGM DYPT)	25%	25%
SAIC-GM-Wuling Automobile Co., Ltd. (SGMW)	44%	34%
FAW-GM Light Duty Commercial Vehicle, Ltd. (FAW-GM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd. (PATAC)	50%	50%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Shanghai Chengxin Used Car)	33%	33%

(a)	Ownership interest in SGM was 49% in the period February 1, 2010 through June 30, 2010 and 50% in the month of January 2010.

The following table summarizes certain key operational and financial data for the China JVs (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total wholesale vehicles	586,306	584,577	1,271,889	1,207,483
Market share	13.2%	13.1%	13.4%	13.2%
Total net sales and revenue	$7,287	$6,300	$15,146	$12,553
Net income	$810	$796	$1,754	$1,556

	June 30, 2011	December 31, 2010
Cash and cash equivalents	$4,173	$5,247
Debt	$61	$61

In November 2010 we and Shanghai Automotive Industry Corporation (SAIC) entered into a non-binding Memorandum of Understanding (MOU) that outlined several strategic cooperation initiatives between us and SAIC. The MOU expired on July 31, 2011. We and SAIC have executed certain framework agreements under the MOU and both parties continue to work together to develop these strategic cooperation initiatives.

Automotive Financing Strategy

Our automotive finance strategy centers around ensuring that our dealers and customers have consistently available, transparent and competitive financing options throughout the business and credit cycles.

Historically Ally Financial has provided a majority of the financing for our dealers and a significant portion of the financing for our customers in the U.S., Canada, and other major international markets where we operate. Ally Financial historically has been our exclusive financing partner for incentivized retail financing programs in our major markets. Ally Financial continues to provide the majority of the financing needs of our dealers and customers.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The market disruption of 2008 and 2009 highlighted the need to ensure certainty of availability of credit throughout economic cycles in specific segments of the automotive financing market. In the U.S. and Canada we identified leasing and sub-prime lending as underserved areas that could benefit from increased financing sources and competition. In 2009 we partnered with U.S. Bank to offer incentivized leasing programs and with GM Financial (formerly AmeriCredit Corp.) to offer incentivized sub-prime retail financing in the U.S. We also partnered with TD Bank to offer incentivized retail financing programs in Canada.

In October 2010 we acquired GM Financial to further bolster our offerings in the leasing and sub-prime financing segments in the U.S. and Canada. We believe that by having our own capabilities in key segments of the market we will be able to achieve more competition and better service from the market, while ensuring certainty of availability through the business cycles.

On April 1, 2011 GM Financial acquired FinanciaLinx Corporation, an independent leasing company in Canada, to provide leasing to our customers throughout Canada. Given the importance of leasing and the current lack of availability of leasing offerings to our customers in the Canadian market (due to regulatory restrictions preventing banks and bank holding companies from offering leasing in Canada), we believe having a captive financing offering in Canada is strategically important to our business. GM Financial began originating leases for GM customers in Canada via FinanciaLinx Corporation in April 2011.

We will continue to expand the business of GM Financial in targeted areas that we view as strategic and to otherwise evaluate opportunities in specific segments of the automotive financing market, both in the United States and internationally. We expect any expansion of GM Financial or any arrangements with other financing providers will complement our important relationship with Ally Financial.

Opel/Vauxhall Restructuring Activities

Restructuring and early retirement programs in Spain, the U.K. and Belgium were essentially completed in 2010 and we also initiated a program in Germany in 2010. Through June 30, 2011 these programs had a total cost of $0.8 billion and affected a total of 5,000 employees and included the closure of the Antwerp, Belgium facility. We expect to incur an additional $0.4 billion, primarily in 2011 and 2012, to complete these programs, which will affect an additional 2,000 employees.

Increased GMNA Production Volume

The moderate improvement in the U.S. economy, resulting increase in U.S. industry vehicle sales and increase in demand for our products has resulted in increased production volumes for GMNA. In the three and six months ended June 30, 2011 GMNA produced 824,000 vehicles and 1.6 million vehicles. This represents an increase of 12.7% and 15.1% compared to 731,000 vehicles and 1.4 million vehicles in the three and six months ended June 30, 2010.

Increased U.S. Vehicle Sales

GMNA dealers in the U.S. sold 669,000 vehicles and 1.3 million vehicles in the three and six months ended June 30, 2011. This represents an increase of 66,000 vehicles (or 10.9%) and 181,000 vehicles (or 16.8%) from our U.S. vehicle sales in the three and six months ended June 30, 2010. This increase reflects our brand rationalization strategy to focus our product engineering and design and marketing on our four brands. This strategy has resulted in increased consumer demand for certain products such as the Chevrolet Cruze, Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX. The moderate improvement in the U.S. economy has contributed to a slow but steady improvement in U.S. industry vehicle sales and increased consumer confidence.

The continued increase in U.S. industry vehicle sales and the vehicle sales of our four brands is critical for us to maintain our worldwide profitability.

Effect of Earthquake, Tsunami and Other Resulting Events in Japan

Although we have no production facilities in Japan, and do not generate material revenues from Japan, we do consume materials and components for our global operations from suppliers located in Japan. Due to the earthquake and tsunami in Japan there have been shortages of materials and components from certain Japanese based suppliers. These shortages have minimally affected our

GENERAL MOTORS COMPANY AND SUBSIDIARIES

vehicle production and resulted in us temporarily suspending production at one facility in the three months ended March 31, 2011. We have managed these shortages by optimizing the usage of parts that are, or will be, in short supply, pursuing alternate suppliers and modifying production schedules.

We are closely monitoring the events and progress in Japan and are prepared to adjust global production as needed. We believe that the effect of any lost production in the six months ended June 30, 2011, three months ending September 30, 2011 and in the year ending December 31, 2011 will be immaterial.

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

In December 2010 another official devaluation of the Venezuelan currency was announced that eliminated the essential rate effective January 1, 2011. The devaluation did not have an effect on the 2010 consolidated financial statements; however, it has affected results of operations in 2011 because our Venezuelan subsidiaries no longer realize gains that result from favorable foreign currency exchanges processed by CADIVI at the essential rate for the requests submitted subsequent to the devaluation date.

Canadian Health Care Trust

In December 2009 and May 2010 in furtherance of implementing its restructuring plan and pursuant to a June 2009 agreement between General Motors of Canada Limited (GMCL) and the Canadian Auto Workers Union (CAW) to establish an independent Canadian Health Care Trust (HCT) to provide retiree healthcare benefits to certain active and retired employees, litigation commenced regarding GMCL’s right to unilaterally amend and terminate postretirement healthcare benefits. The parties have reached a tentative agreement to consensually resolve the litigation, which is subject to court approval and was not yet implemented at June 30, 2011. Subject to preconditions being met, GMCL will be obligated to make a payment of CAD $1.0 billion on the HCT implementation date which it will fund out of its CAD $1.0 billion escrow funds, adjusted for the net difference between the amount of retiree monthly contributions received during the period January 1, 2010 through the HCT implementation date less the cost of benefits paid for claims incurred by covered employees during this period. On the HCT implementation date, GMCL will provide a CAD $800 million note payable with interest accruing at an annual rate of 7.0% starting January 1, 2010 with five equal annual installments of CAD $256 million due December 31 of 2014 through 2018. In June 2011 GMCL and the retiree representatives and their counsel agreed to a settlement agreement which added two additional payments of CAD $130 million each on December 31, 2014 and 2015. Concurrent with the implementation of the HCT, GMCL will be legally released from all obligations associated with the cost of providing retiree healthcare benefits to CAW active and retired employees bound by the class action process. We expect to account for the related termination of CAW hourly retiree healthcare benefits as a settlement, based upon the difference between the fair value of the notes and cash contributed and the healthcare plan obligation at the implementation date, which we anticipate in the three months ending December 31, 2011. As a result of conditions precedent to this agreement not having yet been achieved, there was no accounting recognition for the HCT at June 30, 2011.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Condensed Consolidated Income Statements

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales and revenue
Automotive sales and revenue	$39,043	$33,174	$74,942	$64,650
GM Financial revenue	330	—	625	—

Total net sales and revenue	39,373	33,174	75,567	64,650

Costs and expenses
Automotive cost of sales	33,793	28,609	65,478	56,163
GM Financial operating and other expenses	186	—	351	—
Automotive selling, general and administrative expense	2,924	2,623	5,918	5,307
Other automotive expenses, net	19	39	25	85

Total costs and expenses	36,922	31,271	71,772	61,555
Goodwill impairment charges	—	—	395	—

Operating income	2,451	1,903	3,400	3,095
Automotive interest expense	155	250	304	587
Interest income and other non-operating income (expense), net	308	(91)	912	357
Loss on extinguishment of debt	10	—	10	1

Income before income taxes and equity income	2,594	1,562	3,998	2,864
Income tax expense (benefit)	(61)	361	76	870
Equity income, net of tax and gain on disposal of investments	382	411	2,526	814

Net income	3,037	1,612	6,448	2,808
Net income attributable to noncontrolling interests	(45)	(76)	(90)	(204)

Net income attributable to stockholders	$2,992	$1,536	$6,358	$2,604

Net income attributable to common stockholders	$2,524	$1,334	$5,387	$2,199

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following tables summarize total production volume and new vehicle sales volume and competitive position (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Production volume (a)
GMNA	824	731	1,610	1,399
GME	326	331	670	636
GMIO (b)	1,003	965	1,969	1,867
GMSA	247	230	478	440

Worldwide	2,400	2,257	4,727	4,342

(a)	Production volume includes vehicles produced by certain joint ventures.

(b)	The joint venture agreements with SGMW and FAW-GM allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture production in China.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010 (a)		2011		2010 (a)(b)
	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry
Vehicle sales (c)(d)(e)
GMNA	784	19.1%	716	18.7%	1,468	18.7%	1,280	18.3%
GME	483	9.1%	443	8.8%	912	8.8%	847	8.7%
GMIO (f)(g)	780	9.6%	771	8.9%	1,635	9.4%	1,567	8.9%
GMSA	273	19.2%	231	19.5%	521	19.0%	472	20.1%

Worldwide	2,320	12.2%	2,162	11.6%	4,536	11.8%	4,166	11.3%

(a)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(b)	Our vehicle sales include Saab Automobile AB (Saab) data through February 2010.

(c)	Vehicle sales data may include rounding differences.

(d)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(e)	GMNA vehicle sales primarily represent sales to the end customer. GME, GMIO and GMSA vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicle sales.

(f)	Includes the following joint venture vehicle sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Joint venture sales in China
SGM	290	245	600	480
SGMW and FAW-GM	296	340	672	727
Joint venture sales in India
SAIC GM Investment Limited (HKJV)	27	28	55	51

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(g)	The joint venture agreements with SGMW and FAW-GM allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture vehicle sales in China as part of our global market share.

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

The following table summarizes the reconciliation of our automotive segments EBIT and GM Financial’s income before income taxes to Net income attributable to stockholders (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Automotive
EBIT
GMNA (a)	$2,249	75.5%	$1,592	74.7%	$5,147	84.9%	$2,810	69.4%
GME (a)	102	3.4%	(160)	(7.5)%	(288)	(4.7)%	(637)	(15.7)%
GMIO (a)	573	19.2%	504	23.7%	1,053	17.4%	1,412	34.9%
GMSA (a)	57	1.9%	195	9.1%	147	2.4%	460	11.4%

Total automotive EBIT	2,981	100.0%	2,131	100.0%	6,059	100.0%	4,045	100.0%

Corporate and eliminations	(163)		(98)		154		(188)
Interest income	124		114		251		204
Automotive interest expense	155		250		304		587
Income tax expense (benefit)	(61)		361		76		870
Automotive Financing
GM Financial income before income taxes	144		—		274		—

Net income attributable to stockholders	$2,992		$1,536		$6,358		$2,604

(a)	Our automotive operations interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our automotive operating segments between EBIT and Net income attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total Net Sales and Revenue

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
GMNA	$23,128	$20,266	$45,238	$39,552	$2,862	14.1%	$5,686	14.4%
GME	7,459	6,044	14,329	11,505	1,415	23.4%	2,824	24.5%
GMIO	6,616	5,331	12,043	10,316	1,285	24.1%	1,727	16.7%
GMSA	4,363	3,608	8,259	6,932	755	20.9%	1,327	19.1%
GM Financial	330	—	625	—	330	n.a.	625	n.a.

Total operating segments	41,896	35,249	80,494	68,305	6,647	18.9%	12,189	17.8%
Corporate and eliminations	(2,523)	(2,075)	(4,927)	(3,655)	(448)	(21.6)%	(1,272)	(34.8)%

Total net sales and revenue	$39,373	$33,174	$75,567	$64,650	$6,199	18.7%	$10,917	16.9%

n.a. = not applicable

In the three months ended June 30, 2011 Total net sales and revenue increased by $6.2 billion (or 18.7%), primarily due to: (1) increased wholesale volumes of $2.8 billion representing 183,000 vehicles, primarily in GMNA of $2.0 billion due to an improved economy and recent vehicle launches and in GMIO of $0.6 billion driven by industry growth throughout the region; (2) favorable foreign currency translation effect of $1.3 billion, primarily in GME of $0.8 billion, in GMIO of $0.4 billion and in GMSA of $0.3 billion due to the strengthening of major currencies against the U.S. Dollar; (3) favorable vehicle pricing effect of $0.8 billion, primarily in GMNA of $0.6 billion due to reduced sales allowances; (4) favorable vehicle mix of $0.7 billion, primarily in GME of $0.4 billion, in GMNA of $0.2 billion and in GMIO of $0.2 billion; (5) increased finance charge income of $0.3 billion due to the acquisition of GM Financial; (6) increased revenues from OnStar and Customer Care and Aftersales of $0.2 billion in GMNA due to increased volumes; (7) favorable foreign currency remeasurement of $0.2 billion in GMNA; (8) increased revenue of $0.1 billion due to the acquisition of GM Strasbourg in GME; and (9) increased powertrain engine and transmission sales of $0.1 billion in GME; partially offset by (10) decreased revenue of $0.3 billion due to the sale of Nexteer Automotive (Nexteer) in GMNA.

In the six months ended June 30, 2011 Total net sales and revenue increased by $10.9 billion (or 16.9%), primarily due to: (1) increased wholesale volumes of $6.1 billion representing 365,000 vehicles, primarily in GMNA of $4.7 billion due to an improved economy and recent vehicle launches and in GMIO of $1.0 billion driven by industry growth throughout the region; (2) favorable foreign currency translation effect of $1.7 billion, primarily in GME of $0.8 billion, in GMIO of $0.5 billion and in GMSA of $0.5 billion due to the strengthening of major currencies against the U.S. Dollar; (3) favorable vehicle mix of $1.3 billion, primarily in GME of $0.7 billion and in GMNA of $0.5 billion; (4) favorable vehicle pricing effect of $0.6 billion, primarily in GMNA of $0.3 billion due to reduced sales allowances and in GMSA of $0.3 billion driven by the hyperinflationary economy in Venezuela; (5) increased finance charge income of $0.6 billion due to the acquisition of GM Financial; (6) increased revenues from OnStar and Customer Care and Aftersales of $0.4 billion in GMNA due to increased volumes; (7) increased revenue of $0.3 billion due to the acquisition of GM Strasbourg in GME; (8) increased powertrain engine and transmission sales of $0.3 billion in GME; and (9) favorable foreign currency remeasurement of $0.3 billion in GMNA; partially offset by (10) decreased revenue of $0.6 billion due to the sale of Nexteer in GMNA.

Automotive Cost of Sales

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Automotive cost of sales	$33,793	$28,609	$65,478	$56,163	$5,184	18.1%	$9,315	16.6%
Automotive gross margin	$5,250	$4,565	$9,464	$8,487	$685	15.0%	$977	11.5%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended June 30, 2011 Automotive cost of sales increased by $5.2 billion (or 18.1%), in line with increases in Total net sales and revenue, primarily due to: (1) increased production costs related to wholesale volume increases of $1.9 billion, primarily in GMNA of $1.4 billion and in GMIO of $0.6 billion; (2) unfavorable foreign currency translation effect of $1.4 billion, primarily in GME of $0.7 billion, in GMIO of $0.4 billion and in GMSA of $0.3 billion due to the strengthening of major currencies against the U.S. Dollar; (3) unfavorable vehicle mix of $1.0 billion, primarily in GMNA of $0.6 billion and in GME of $0.3 billion; (4) increased material costs of $0.3 billion, primarily due to higher commodity prices across all regions; (5) increased engineering costs of $0.3 billion to support new product development, primarily in GMNA of $0.2 billion and in GME of $0.1 billion; and (6) unfavorable foreign currency remeasurement of $0.3 billion in GMNA; partially offset by (7) higher restructuring charges in GME of $0.2 billion incurred in the three months ended June 30, 2010 to restructure our European operations.

In the six months ended June 30, 2011 Automotive cost of sales increased by $9.3 billion (or 16.6%), in line with increases in Total net sales and revenue, primarily due to: (1) increased production costs related to wholesale volume increases of $4.2 billion, primarily in GMNA of $3.3 billion and in GMIO of $0.9 billion; (2) unfavorable foreign currency translation effect of $1.8 billion, primarily in GME of $0.8 billion, in GMIO of $0.5 billion and in GMSA of $0.4 billion due to the strengthening of major currencies against the U.S. Dollar; (3) unfavorable vehicle mix of $1.9 billion, primarily in GMNA of $0.9 billion, in GME of $0.6 billion and in GMIO of $0.2 billion; (4) increased engineering costs of $0.7 billion to support new product development, primarily in GMNA of $0.5 billion and in GMIO of $0.2 billion; (5) increased material costs of $0.7 billion, primarily due to higher commodity prices across all regions; and (6) unfavorable foreign currency remeasurement of $0.3 billion in GMNA; partially offset by (7) higher restructuring charges in GME of $0.4 billion incurred in the six months ended June 30, 2010 to restructure our European operations.

Automotive Selling, General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Automotive selling, general and administrative expense	$2,924	$2,623	$5,918	$5,307	$301	11.5%	$611	11.5%

In the three months ended June 30, 2011 Automotive selling, general and administrative expense increased by $0.3 billion (or 11.5%), primarily due to increased advertising and sales promotion expenses of $0.2 billion, primarily in GMNA of $0.1 billion to support media campaigns and new product launches and increased administrative expense of $0.1 billion.

In the six months ended June 30, 2011 Automotive selling, general and administrative expense increased by $0.6 billion (or 11.5%), primarily due to increased advertising and sales promotion expenses of $0.4 billion, primarily in GMNA of $0.3 billion and in GMIO of $0.1 billion to support media campaigns and new product launches. We also reserved $0.1 billion, primarily in GME, for a single customer due to their default under commercial supply agreements.

Goodwill Impairment Charges

	Six Months Ended June 30,		Six Months Ended 2011 vs. 2010 Change
	2011	2010	Amount	%
Goodwill impairment charges	$395	$—	$395	n.a.

n.a. = not applicable

In the six months ended June 30, 2011 Goodwill impairment charges increased by $0.4 billion due to Goodwill impairment charges recorded in GME. Refer to Notes 2 and 9 to our condensed consolidated financial statements for additional information related to our Goodwill impairment charges.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Automotive interest expense	$155	$250	$304	$587	$(95)	(38.0)%	$(283)	(48.2)%

In the three months ended June 30, 2011 Automotive interest expense decreased by $0.1 billion (or 38.0%), primarily due to the reduction in global average debt of $9.7 billion in the three months ended June 30, 2010 to $5.0 billion in the three months ended June 30, 2011 driven by the repayment in 2010 of loans, which we assumed upon entering into agreements with the United States Department of the Treasury (UST Loans) and the Canadian government (Canadian Loan) and notes issued to the UAW Retiree Medical Benefits Trust (VEBA Notes).

In the six months ended June 30, 2011 Automotive interest expense decreased by $0.3 billion (or 48.2%), primarily due to the reduction in global average debt of $12.2 billion in the six months ended June 30, 2010 to $4.9 billion in the six months ended June 30, 2011 driven by the repayment of the UST Loans, Canadian Loan and VEBA Notes.

Interest Income and Other Non-Operating Income (Expense), net

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Interest income and other non-operating income (expense), net	$308	$(91)	$912	$357	$399	n.m.	$555	155.5%

n.m. = not meaningful

In the three months ended June 30, 2011 Interest income and other non-operating income (expense), net increased by $0.4 billion primarily due to increased derivative gains of $0.2 billion and lower net foreign exchange losses of $0.1 billion on debt balances.

In the six months ended June 30, 2011 Interest income and other non-operating income (expense), net increased by $0.6 billion (or 155.5%), primarily due to: (1) a gain of $0.3 billion recorded on the sale of our Ally Financial preferred stock; (2) increased derivative gains of $0.2 billion; and (3) lower net foreign exchange losses of $0.1 billion on debt balances.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Income tax expense (benefit)	$(61)	$361	$76	$870	$(422)	n.m.	$(794)	(91.3)%

n.m. = not meaningful

In the three months ended June 30, 2011 Income tax benefit was $0.1 billion compared to income tax expense of $0.4 billion in the corresponding period in 2010. This decrease in tax expense is primarily due to recognition of previously unrecognized tax benefits of $0.3 billion. This decrease included reductions to interest expense of $0.1 billion and to valuation allowances of $0.1 billion associated with these previously unrecognized tax benefits.

In the six months ended June 30, 2011 Income tax expense decreased by $0.8 billion (or 91.3%), primarily due to: (1) decrease in tax expense attributable to entities included in our effective tax rate calculation of $0.3 billion; (2) decrease in tax expense due to recognition of previously unrecognized tax benefits of $0.3 billion, which includes reductions to interest expense of $0.1 billion and to valuation allowances of $0.1 billion; and (3) decrease in tax expense attributable to a taxable foreign currency gain in Venezuela of $0.1 billion recorded in the six months ended June 30, 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The recorded effective tax rate is lower than the applicable statutory tax rate, primarily due to income earned in jurisdictions for which a full valuation allowance is recorded.

Equity Income, net of tax and Gain on Disposal of Investments

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
China JVs	$379	$379	$829	$728	$—	—%	$101	13.9%
New Delphi	—	39	1,727	74	(39)	(100.0)%	1,653	n.m.
Other equity interests	3	(7)	(30)	12	10	n.m.	(42)	n.m.

Total equity income, net of tax and gain on disposal of investments	$382	$411	$2,526	$814	$(29)	(7.1)%	$1,712	n.m.

n.m. = not meaningful

In the three months ended June 30, 2011 Equity income, net of tax and gain on disposal of investments decreased by $29 million or (7.1%), primarily due to the sale of our Delphi Automotive LLP (New Delphi) Class A Membership Interests in GMNA in March 2011.

In the six months ended June 30, 2011 Equity income, net of tax and gain on disposal of investments increased by $1.7 billion primarily due to a gain of $1.6 billion recorded on the sale of our New Delphi Class A Membership Interests in GMNA and increased equity income related to our China JVs of $0.1 billion in GMIO.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Automotive Current Assets
Cash and cash equivalents	$20,471	$21,061
Marketable securities	12,298	5,555
Accounts and notes receivable (net of allowance of $363 and $252)	11,789	8,699
Inventories	14,105	12,125
Equipment on operating leases, net	4,180	2,568
Other current assets and deferred income taxes	3,141	3,045

Total current assets	65,984	53,053
Automotive Non-current Assets
Equity in net assets of nonconsolidated affiliates	7,160	8,529
Property, net	20,989	19,235
Goodwill	28,767	30,513
Intangible assets, net	11,083	11,882
Other assets and deferred income taxes	4,323	4,754

Total non-current assets	72,322	74,913

Total Automotive Assets	138,306	127,966
GM Financial Assets
Finance receivables, net (including gross finance receivables transferred to SPEs of $8,333 and $7,156)	8,587	8,197
Restricted cash	1,125	1,090
Goodwill	1,279	1,265
Other assets	1,118	380

Total GM Financial Assets	12,109	10,932

Total Assets	$150,415	$138,898

LIABILITIES AND EQUITY
Automotive Current Liabilities
Accounts payable (principally trade)	$25,412	$21,497
Short-term debt and current portion of long-term debt (including certain debt at GM Korea of $157 and $70)	2,027	1,616
Accrued liabilities (including derivative liabilities at GM Korea of $19 and $111)	26,409	24,044

Total current liabilities	53,848	47,157
Automotive Non-current Liabilities
Long-term debt (including certain debt at GM Korea of $8 and $835)	2,690	3,014
Postretirement benefits other than pensions	9,379	9,294
Pensions	21,389	21,894
Other liabilities and deferred income taxes	12,887	13,021

Total non-current liabilities	46,345	47,223

Total Automotive Liabilities	100,193	94,380
GM Financial Liabilities
Securitization notes payable	6,881	6,128
Credit facilities	423	832
Other liabilities	886	399

Total GM Financial Liabilities	8,190	7,359

Total Liabilities	108,383	101,739
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at June 30, 2011 and December 31, 2010)	5,536	5,536
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at June 30, 2011 and December 31, 2010)	4,855	4,855
Common stock, $0.01 par value (5,000,000,000 shares authorized, 1,561,450,455 and 1,500,844,394 shares issued and outstanding at June 30, 2011 and 1,500,136,998 shares issued and outstanding at December 31, 2010)	15	15
Capital surplus (principally additional paid-in capital)	24,412	24,257
Retained earnings	4,729	266
Accumulated other comprehensive income	1,571	1,251

Total stockholders’ equity	41,118	36,180
Noncontrolling interests	914	979

Total Equity	42,032	37,159

Total Liabilities and Equity	$150,415	$138,898

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive

Current Assets

At June 30, 2011 Marketable securities of $12.3 billion increased $6.7 billion (or 121.4%) due to investments in securities with maturities exceeding 90 days reflecting our improved liquidity and cash position.

At June 30, 2011 Accounts and notes receivable of $11.8 billion increased by $3.1 billion (or 35.5%), primarily due to: (1) increase related to the termination of the wholesale advance agreement with Ally Financial, in the U.S. and Canada, which provided for accelerated receipt of payment on dealer sales financed through Ally Financial of $2.4 billion; and (2) increased sales volume across all regions of $1.2 billion; partially offset by (3) collection of 2010 dividends of $0.9 billion primarily from our China JVs.

At June 30, 2011 Inventories of $14.1 billion increased by $2.0 billion (or 16.3%), primarily to support increased forecasted production and to build up inventory from seasonally low levels in December 2010 to support increased demand for our products of $1.6 billion and favorable foreign currency translation effect of $0.4 billion, primarily in GME and GMIO, due to the strengthening of major currencies against the U.S. Dollar.

At June 30, 2011 Equipment on operating leases, net of $4.2 billion increased by $1.6 billion (or 62.8%), primarily due to an increase of $1.2 billion in GMNA primarily related to vehicles leased to daily rental car companies (vehicles leased to U.S. daily rental car companies increased to 183,000 vehicles at June 30, 2011 from 118,000 vehicles at December 31, 2010), and an increase of $0.4 billion in GME due to a net increase in leased vehicles from 40,000 vehicles at December 31, 2010 to 64,000 vehicles at June 30, 2011.

Non-Current Assets

At June 30, 2011 Equity in net assets of nonconsolidated affiliates of $7.2 billion decreased by $1.4 billion (or 16.1%), primarily due to a decrease of $2.0 billion resulting from the March 2011 sale of our interest in New Delphi. This reduction was partially offset by equity income of $0.8 billion primarily related to our China JVs.

At June 30, 2011 Property, net of $21.0 billion increased by $1.8 billion (or 9.1%) primarily due to (1) capital expenditures of $3.2 billion; (2) new capital leases of $0.1 billion; and (3) favorable foreign currency translation and remeasurement effects of $0.5 billion primarily in GME, GMIO and GMSA due to the strengthening of major currencies against the U.S. Dollar; partially offset by (4) depreciation of $1.9 billion; (5) decreases of $0.1 billion associated with the deconsolidation of VM Motori; and (6) decreases of $0.1 billion associated with disposals.

At June 30, 2011 Goodwill of $28.8 billion decreased by $1.7 billion (or 5.7%) due to impairment charges of $1.9 billion recognized upon our adoption of Accounting Standard Update (ASU) 2010-28, “Intangibles – Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (ASU 2010-28). The impairment charges, in GME, resulted in the recognition of a cumulative-effect adjustment to beginning Retained earnings of $1.5 billion and an impairment charge of $0.4 billion recorded in Goodwill impairment charges during the three months ended March 31, 2011. This adjustment was partially offset by $0.2 billion due to favorable foreign currency translation effect primarily in GME due to the Euro strengthening against the U.S. dollar.

At June 30, 2011 Intangible assets, net of $11.1 billion decreased by $0.8 billion (or 6.7%), primarily due to amortization of $1.0 billion partially offset by favorable foreign currency translation effect of $0.2 billion primarily in GME due to the strengthening of major currencies against the U.S. Dollar.

Current Liabilities

At June 30, 2011 Accounts payable of $25.4 billion increased by $3.9 billion (or 18.2%), primarily due to: (1) higher payables of $2.4 billion for materials due to increased production volume; (2) an increase in accounts payable for capital projects of $0.8 billion as we prepare for new vehicle launches; and (3) unfavorable foreign currency translation and remeasurement effects of $0.7 billion across all regions due to the strengthening of major currencies against the U.S. Dollar.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At June 30, 2011 Short-term debt and current portion of long-term debt of $2.0 billion increased by $0.4 billion (or 25.4%), primarily due to reclassifications from long-term debt to short-term debt for expected payments to be made in the next 12 months of $0.3 billion and unfavorable foreign currency translation and remeasurement effects of $0.1 billion primarily in GME due to the strengthening of major currencies against the U.S. Dollar.

At June 30, 2011 Accrued liabilities of $26.4 billion increased by $2.4 billion (or 9.8%) primarily due to: (1) an increase in customer deposits related to the increased number of vehicles leased to daily rental car companies of $2.2 billion; (2) an increase in product warranty and recall campaign accrual due to recent claims experience of $0.5 billion; (3) unfavorable foreign currency translation and remeasurement effects of $0.5 billion primarily in GME due to the strengthening of major currencies against the U.S. Dollar; (4) an increase in dealer and customer sales allowances of $0.2 billion primarily in GMNA; partially offset by (5) a decrease in payroll and employee benefits accruals of $0.5 billion; and (6) decreases in various accruals of $0.5 billion.

Non-Current Liabilities

At June 30, 2011 Long-term debt of $2.7 billion decreased $0.3 billion (or 10.7%), primarily due to reclassifications of long-term debt to short-term debt for expected payments to be made in the next 12 months of $0.3 billion, partially offset by unfavorable foreign currency translation and remeasurement effects of $0.1 billion primarily in GMIO and GMSA due to the strengthening of major currencies against the U.S. Dollar.

At June 30, 2011 Pensions liabilities of $21.4 billion decreased by $0.5 billion (or 2.3%) due to: (1) contributions and benefits payments of $0.5 billion; (2) decrease related to the revaluation of pension plans, in the three months ended March 31, 2011, of $0.3 billion in GME associated with goodwill impairment testing; and (3) expected return on assets in excess of service and interest expense of $0.2 billion; partially offset by (4) unfavorable foreign currency translation and remeasurement effects of $0.5 billion primarily in GME due to the strengthening of major currencies against the U.S. Dollar.

Automotive Financing — GM Financial

Total GM Financial Assets

At June 30, 2011 Finance receivables, net of $8.6 billion increased by $0.4 billion (or 4.8%), primarily due to new loan originations of $2.5 billion partially offset by principal collections and gross charge offs of $2.0 billion.

At June 30, 2011 Other assets of $1.1 billion increased by $0.7 billion (or 194.2%), primarily due to an increase in cash and cash equivalents of $0.3 billion as a result of the issuance of 6.75% senior notes of $0.5 billion and an increase in new leased vehicle originations of $0.4 billion.

Total GM Financial Liabilities

At June 30, 2011 Securitization notes payable of $6.9 billion increased by $0.8 billion (or 12.3%), primarily due to the issuance of new securitization notes payable of $2.8 billion partially offset by a normal principal amortization of the securitization notes payable.

At June 30, 2011 Credit facilities of $0.4 billion decreased by $0.4 billion (or 49.2%), primarily due to lower utilization of the credit facilities due to an increase resulting from the issuance of securitization notes payable, as well as the issuance of $0.5 billion of 6.75% senior notes in June 2011.

At June 30, 2011 Other liabilities of $0.9 billion increased by $0.5 billion (or 122.1%), primarily due to the issuance of 6.75% senior notes in June 2011.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Further information on each of our business segments is subsequently discussed.

GM North America

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total net sales and revenue	$23,128	$20,266	$45,238	$39,552
EBIT	$2,249	$1,592	$5,147	$2,810

Vehicle Sales and Production Volume

The following tables summarize total production volume and new vehicle sales volume and competitive position (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Production volume
Cars	308	279	593	523
Trucks	516	452	1,017	876

Total	824	731	1,610	1,399

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010 (a)		2011		2010 (a)(b)
	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry
Vehicle sales (c)(d)(e)
Total GMNA	784	19.1%	716	18.7%	1,468	18.7%	1,280	18.3%
Total U.S.	669	20.0%	603	19.4%	1,262	19.6%	1,081	18.9%
U.S. - Cars.	302	18.4%	234	15.2%	534	17.0%	425	15.0%
U.S. - Trucks	367	21.6%	369	23.4%	728	22.0%	656	22.8%
Canada	74	15.2%	75	16.2%	125	15.2%	123	15.5%
Mexico	39	18.4%	36	19.2%	77	18.0%	72	18.9%
Other North America	2	3.8%	2	3.0%	5	3.6%	3	3.1%

(a)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(b)	Our vehicle sales include Saab data through February 2010.

(c)	Vehicle sales primarily represent sales to the end customer.

(d)	Vehicle sales data may include rounding differences.

(e)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at time of delivery to the daily rental car companies.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010 (a)
GMNA vehicle sales by brand (b)(c)(d)
Buick	53	41	100	76
Cadillac	38	38	81	69
Chevrolet	573	523	1,061	924
GMC	119	106	226	190
Other-Opel	1	—	1	1

Total core brands	784	708	1,468	1,260

HUMMER	—	2	—	3
Pontiac	—	5	—	10
Saab	—	—	—	1
Saturn	—	1	—	6

Total other brands	—	8	—	20

GMNA total	784	716	1,468	1,280

(a)	Our vehicle sales include Saab data through February 2010.

(b)	Vehicle sales primarily represent sales to the end customer.

(c)	Vehicle sales data may include rounding differences.

(d)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

GMNA Total Net Sales and Revenue

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Total net sales and revenue	$23,128	$20,266	$45,238	$39,552	$2,862	14.1%	$5,686	14.4%

In the three months ended June 30, 2011 Total net sales and revenue increased by $2.9 billion (or 14.1%), primarily due to: (1) increased wholesale volumes of $2.0 billion representing 77,000 vehicles (or 10.8%) due to an improved economy and successful recent vehicle launches of the Chevrolet Cruze, Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX; (2) favorable vehicle pricing effect of $0.6 billion due to reduced sales allowances; (3) favorable vehicle mix of $0.2 billion; (4) favorable net foreign currency remeasurement of $0.2 billion primarily driven by the strengthening of the Canadian Dollar against the U.S. Dollar; and (5) increased revenues from OnStar and Customer Care and Aftersales of $0.2 billion primarily due to increased volumes; partially offset by (6) decreased revenue of $0.3 billion due to the sale of Nexteer in November 2010.

In the six months ended June 30, 2011 Total net sales and revenue increased by $5.7 billion (or 14.4%), primarily due to: (1) increased wholesale volumes of $4.7 billion representing 188,000 vehicles (or 13.3%) due to an improved economy and successful recent vehicle launches of the Chevrolet Cruze, Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX; (2) favorable vehicle mix of $0.5 billion; (3) increased revenues from OnStar and Customer Care and Aftersales of $0.4 billion primarily due to increased volumes; (4) favorable vehicle pricing effect of $0.3 billion due to reduced sales allowances; and (5) favorable net foreign currency remeasurement of $0.3 billion primarily driven by the strengthening of the Canadian Dollar against the U.S. Dollar; partially offset by (6) decreased revenue of $0.6 billion due to the sale of Nexteer in November 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMNA EBIT

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
EBIT	$2,249	$1,592	$5,147	$2,810	$657	41.3%	$2,337	83.2%

In the three months ended June 30, 2011 EBIT increased by $0.7 billion (or 41.3%), primarily due to: (1) increased net wholesale volumes of $0.6 billion due to an improved economy and successful recent vehicle launches such as the Chevrolet Cruze, Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX; (2) favorable vehicle pricing effect of $0.6 billion due to reduced sales allowances; (3) favorable manufacturing performance of $0.1 billion; (4) favorable increase in net pension and other postretirement benefits (OPEB) income of $0.1 billion; and (5) decreased amortization expense of $0.1 billion due to double-declining amortization of technology intangibles which were recorded on July 10, 2009; partially offset by (6) unfavorable net vehicle mix of $0.3 billion; (7) increased engineering expense of $0.2 billion to support new product development; (8) increased advertising and sales promotion expenses of $0.1 billion primarily to support media campaigns for our products; (9) increased material prices of $0.1 billion; (10) reduction in foreign currency remeasurement gains of $0.1 billion primarily driven by the strengthening of the Canadian Dollar against the U.S. Dollar; and (11) increased warranty expense of $0.3 billion offset by a reduction in charges of $0.2 billion during the three months ended June 30, 2010, for a recall campaign on windshield fluid heaters.

In the six months ended June 30, 2011 EBIT increased by $2.3 billion (or 83.2%), primarily due to: (1) a gain of $1.6 billion on the sale of our New Delphi Class A Membership Interests; (2) increased net wholesale volumes of $1.4 billion due to an improved economy and successful recent vehicle launches such as the Chevrolet Cruze, Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX; (3) favorable vehicle pricing effect of $0.3 billion due to reduced sales allowances; (4) decreased amortization expense of $0.3 billion due to double-declining amortization of technology intangibles which were recorded on July 10, 2009; (5) favorable increase in net pension and OPEB income of $0.2 billion; and (6) favorable manufacturing performance of $0.1 billion; partially offset by (7) increased engineering expense of $0.5 billion to support new product development; (8) unfavorable net vehicle mix of $0.5 billion; (9) increased advertising and sales promotion expenses of $0.3 billion primarily to support media campaigns for our products; (10) increased material prices of $0.2 billion; (11) reduction in favorable adjustments of $0.1 billion to restructuring reserves primarily due to increased production capacity utilization during the three months ended March 31, 2010, which resulted in the recall of idled employees to fill added shifts at multiple U.S. production sites; and (12) increased warranty expense of $0.4 billion partially offset by a reduction in charges of $0.2 billion during the three months ended June 30, 2010, for a recall campaign on windshield fluid heaters.

GM Europe

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total net sales and revenue	$7,459	$6,044	$14,329	$11,505
EBIT (Loss)	$102	$(160)	$(288)	$(637)

Vehicle Sales and Production Volume

The following tables summarize total production volume and new vehicle sales volume and competitive position (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Production volume	326	331	670	636

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010 (b)		2011		2010 (a)(b)
	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry
Vehicle sales (c)(d)(e)
Total GME	483	9.1%	443	8.8%	912	8.8%	847	8.7%
United Kingdom	72	13.3%	77	13.8%	153	12.9%	158	12.8%
Germany	84	8.9%	69	8.0%	153	8.6%	129	8.1%
Italy	45	8.2%	45	8.3%	88	8.0%	96	7.5%
Russia	70	9.5%	40	7.8%	113	8.9%	67	8.2%
France	37	5.2%	36	4.9%	74	5.0%	63	4.4%
Uzbekistan	33	92.2%	38	96.1%	57	89.0%	71	96.4%
Spain	25	9.2%	33	9.2%	46	9.0%	63	9.3%

(a)	Our vehicle sales include Saab data through February 2010.

(b)	Vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicles sales.

(c)	GMIO records the financial results (primarily Automotive sales and revenue and Automotive cost of sales) of Chevrolet brand vehicles that it distributes and sells in Europe. These Chevrolet brand vehicles, when sold in Europe, are included in GME vehicle sales volume and market share data because vehicle sales volumes are reported in the geographical region in which they are sold, regardless of where they were produced. Chevrolet brand vehicles included in GME vehicle sales volume and market share data were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Chevrolet brand vehicles	143,000	128,000	252,000	233,000

(d)	Vehicle sales data may include rounding differences.

(e)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

GME Total Net Sales and Revenue

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Total net sales and revenue	$7,459	$6,044	$14,329	$11,505	$1,415	23.4%	$2,824	24.5%

In the three months ended June 30, 2011 Total net sales and revenue increased by $1.4 billion (or 23.4%), primarily due to: (1) favorable foreign currency translation effect of $0.8 billion, primarily due to the strengthening of the Euro and British Pound against the U.S. Dollar; (2) favorable vehicle mix of $0.4 billion primarily due to increased sales of the Opel Insignia, new generation Opel Meriva, and new generation Opel Astra; (3) increased wholesale volumes of $0.2 billion representing 20,000 vehicles (or 6.2%) primarily due to an increase in Russia by 11,000 vehicles (or 148.4%), in Germany by 10,000 vehicles (or 16.6%), in Turkey by 8,000 vehicles (or 86.9%), partially offset by a decrease in exports to the United States by 9,000 vehicles primarily attributable to the end of production of the Buick Regal in Germany as production was shifted to Canada; (4) revenue from GM Strasbourg of $0.1 billion in the three months ended June 30, 2011, as the entity was acquired in October 2010; and (5) increased powertrain engine and transmission sales of $0.1 billion, primarily in support of the Chevrolet Cruze and Chevrolet Volt; partially offset by (6) reduction in Saab brand sales of $0.1 billion related to the sale of Saab in 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2011 Total net sales and revenue increased by $2.8 billion (or 24.5%), primarily due to: (1) increased wholesale volumes of $0.9 billion representing 67,000 vehicles (or 10.9%) primarily due to an increase in Germany by 27,000 vehicles (or 24.6%), in Russia by 20,000 vehicles (or 163.7%), in Turkey by 14,000 vehicles (or 96.4%), partially offset by a decrease in Spain of 9,000 vehicles (or 19.5%), in Italy by 6,000 vehicles (or 7.7%), and a net increase of 21,000 vehicles in all other countries within GME; (2) favorable foreign currency translation effect of $0.8 billion, primarily due to the strengthening of the Euro and British Pound against the U.S. Dollar; (3) favorable vehicle mix of $0.7 billion primarily due to increased sales of the Opel Insignia, new generation Opel Meriva, and new generation Opel Astra; (4) revenue from GM Strasbourg of $0.3 billion in the six months ended June 30, 2011; and (5) increased powertrain engine and transmission sales of $0.3 billion, primarily in support of the Chevrolet Cruze and Chevrolet Volt; partially offset by (6) unfavorable vehicle pricing effect of $0.1 billion associated with higher sales allowances in select markets; and (7) reduction in Saab brand sales of $0.1 billion related to the sale of Saab in 2010.

GME EBIT (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
EBIT (Loss)	$102	$(160)	$(288)	$(637)	$262	n.m.	$349	54.8%

n.m. = not meaningful

In the three months ended June 30, 2011 EBIT was $0.1 billion compared to an EBIT loss of $0.2 billion in the corresponding period in 2010, primarily due to: (1) higher restructuring charges of $0.2 billion incurred in the three months ended June 30, 2010 to restructure our European operations, primarily for separation programs announced in Belgium, Spain, and the United Kingdom; (2) increased net wholesale volumes of $0.1 billion; (3) favorable net vehicle mix of $0.1 billion primarily due to increased sales of the Opel Insignia, new generation Opel Meriva, and new generation Opel Astra; (4) decreased manufacturing costs of $0.1 billion primarily related to the closing of the Antwerp, Belgium facility and European wide labor savings; and (5) increase of $0.1 billion in embedded foreign currency exchange derivative associated with a long-term supply agreement entered into in 2010; partially offset by (6) unfavorable net foreign currency effects of $0.2 billion, primarily due to the translation effect of the strengthening of the Euro and British Pound against the U.S. Dollar, and foreign denominated debt, trade payables and trade receivables transactions; and (7) increased engineering expense of $0.1 billion associated with new generation vehicles.

In the six months ended June 30, 2011 EBIT loss decreased by $0.3 billion (or 54.8%), primarily due to: (1) higher restructuring charges of $0.4 billion incurred in the six months ended June 30, 2010 to restructure our European operations, primarily for separation programs announced in Belgium, Spain, and the United Kingdom; (2) increased net wholesale volumes of $0.2 billion; (3) decreased manufacturing costs of $0.2 billion primarily related to the closing of the Antwerp, Belgium facility and European wide labor savings; (4) favorable net vehicle mix of $0.1 billion primarily due to increased sales of the Opel Insignia, new generation Opel Meriva, and new generation Opel Astra; (5) increase of $0.1 billion in embedded foreign currency exchange derivative associated with a long-term supply agreement entered into in 2010; and (6) EBIT from GM Strasbourg of $0.1 billion in the six months ended June 30, 2011, as the entity was acquired in October 2010; partially offset by (7) Goodwill impairment charges of $0.4 billion; (8) unfavorable net foreign currency effects of $0.2 billion, primarily due to the translation effect of the strengthening of the Euro and British Pound against the U.S. Dollar, and foreign denominated debt, trade payables and trade receivables transactions; (9) charges of $0.1 billion related to a single customer’s default under various commercial supply agreements; and (10) a nonrecurring gain on the sale of Saab of $0.1 billion recorded in the three months ended March 31, 2010.

GM International Operations

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total net sales and revenue	$6,616	$5,331	$12,043	$10,316
EBIT	$573	$504	$1,053	$1,412

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Vehicle Sales and Production Volume

The following tables summarize total production volume and new vehicle sales volume and competitive position (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Production volume
Consolidated entities	310	268	567	516
Joint ventures
SGM	292	249	583	489
SGMW and FAW-GM (a)	294	350	628	693
Other	107	98	191	169

Total production volume	1,003	965	1,969	1,867

(a)	The joint venture agreements with SGMW and FAW-GM allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture production in China.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010 (a)		2011		2010 (a)(b)
	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry
Vehicle sales (c)(d)(e)(f)
Total GMIO	780	9.6%	771	8.9%	1,635	9.4%	1,567	8.9%
Vehicle sales-consolidated entities
Australia	33	13.3%	35	12.6%	63	12.6%	69	12.9%
Middle East Operations	38	12.5%	30	10.1%	68	11.5%	55	9.8%
South Korea	39	9.8%	31	8.2%	69	8.8%	58	7.7%
Egypt	12	26.6%	17	26.3%	21	27.1%	32	26.4%
Vehicle sales-primarily joint ventures
China (g)(h)	588	13.3%	586	13.1%	1,274	13.4%	1,209	13.2%
India (g)	27	3.4%	28	4.0%	55	3.3%	60	4.1%

(a)	Includes HUMMER vehicle sales data.

(b)	Our vehicle sales include Saab data through February 2010.

(c)	Vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicles sales.

(d)	Vehicle sales data may include rounding differences.

(e)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(f)	GMIO records the financial results (primarily Automotive sales and revenue and Automotive cost of sales) of Chevrolet brand vehicles that it distributes and sells in Europe. These Chevrolet brand vehicles, when sold in Europe, are included in GME vehicle sales volume and market share data because vehicle sales volumes are reported in the geographical region in which they are sold, regardless of where they were produced. Chevrolet brand vehicles included in GME vehicle sales volume and market share data were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Chevrolet brand vehicles	143,000	128,000	252,000	233,000

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(g)	Includes the following joint venture vehicle sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Joint venture vehicle sales in China
SGM	290	245	600	480
SGMW and FAW-GM	296	340	672	727
Joint venture vehicle sales in India
HKJV	27	28	55	51

(h)	The joint venture agreements with SGMW and FAW-GM allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture vehicle sales in China as part of our global market share.

GMIO Total Net Sales and Revenue

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Total net sales and revenue	$6,616	$5,331	$12,043	$10,316	$1,285	24.1%	$1,727	16.7%

In the three months ended June 30, 2011 Total net sales and revenue increased by $1.3 billion (or 24.1%), primarily due to: (1) increased wholesale volumes of $0.6 billion representing 36,000 vehicles (or 12.0%) primarily in GM Korea Company, formerly GM Daewoo Auto & Technology Co. (GM Korea) by 25,000 vehicles (or 13.7%) driven by strong industry growth leading to increased domestic and export demand for medium vehicles such as the Chevrolet Cruze and Chevrolet Orlando, in South Africa by 4,000 vehicles (or 32.0%) driven by industry and market share growth especially on demand for the Chevrolet Cruze and the recent launch of the new generation Chevrolet Captiva and in the Middle East Operations by 7,000 vehicles (or 18.1%) driven by industry growth, partially offset by a decrease in Egypt of 3,000 vehicles (or 26.5%) resulting from the unstable political situation in the country; (2) favorable net foreign currency translation effect of $0.4 billion driven by the strengthening of major currencies such as the Korean Won, Australian Dollar and the Euro against the U.S. Dollar; (3) favorable vehicle mix of $0.2 billion driven by launches of the Alpheon and Chevrolet Orlando; and (4) favorable vehicle pricing effect of $0.1 billion on new vehicle models.

In the six months ended June 30, 2011 Total net sales and revenue increased by $1.7 billion (or 16.7%), primarily due to: (1) increased wholesale volumes of $1.0 billion representing 61,000 vehicles (or 10.5%) primarily in GM Korea by 55,000 vehicles (or 16.9%) driven by strong industry growth leading to increased domestic and export demand for medium and mini vehicles such as the Chevrolet Cruze and Chevrolet Spark, in the Middle East Operations by 17,000 vehicles (or 23.1%) driven by industry growth and in South Africa by 9,000 vehicles (or 39.7%) driven by industry growth and strong performance of Chevrolet sales; partially offset by a decrease in Australia of 12,000 vehicles (or 16.0%) resulting from government incentives expiring in December 2009 driving higher wholesale deliveries in the first half of 2010 and in Egypt by 8,000 vehicles (or 32.2%) driven by the unstable political situation in the country; (2) favorable foreign currency translation of $0.5 billion driven by the strengthening of major currencies such as the Korean Won, Australian Dollar and the Euro against the U.S. Dollar; (3) favorable vehicle pricing effect of $0.1 billion driven by higher pricing for new vehicle models; (4) favorable vehicle mix of $0.1 billion driven by launches of the Alpheon and Chevrolet Orlando; and (5) favorable parts and accessories sales of $0.1 billion in GM Korea and the Middle East; partially offset by (6) decreased revenue of $0.1 billion associated with the sale of certain of our operations in India (GM India) to HKJV in February 2010.

The vehicle sales related to our China and India joint ventures are not reflected in Total net sales and revenue (GM India was deconsolidated effective February 2010). The results of our joint ventures are recorded in Equity income, net of tax and gain on disposal of investments.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMIO EBIT

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
EBIT	$573	$504	$1,053	$1,412	$69	13.7%	$(359)	(25.4)%

In the three months ended June 30, 2011 EBIT increased by $69 million (or 13.7%), primarily due to: (1) derivative gains of $101 million primarily in GM Korea; (2) favorable net wholesale volumes of $64 million; (3) favorable pricing effect of $54 million driven by the release of new vehicle models; and (4) favorable net vehicle mix of $21 million; partially offset by (5) increased engineering expenses of $98 million to support new product development; and (6) increased material prices of $48 million.

In the six months ended June 30, 2011 EBIT decreased by $359 million (or 25.4%), primarily due to: (1) increased engineering expenses of $250 million to support new product development; (2) charges at HKJV of $106 million driven by changes in Indian tax regulations which significantly extended the period of time over which we will earn certain incentives; (3) increased material prices of $104 million; (4) increased advertising and sales promotion of $70 million to support media campaigns for launches of new products and the launch of the Chevrolet brand in Korea; and (5) lower derivative gains of $38 million primarily in GM Korea; partially offset by (6) decreased non-controlling interest of $125 million primarily attributable to a decrease of the minority shareholders’ interests of GM Korea; and (7) increased vehicle pricing effect of $68 million driven by the release of new vehicle models.

GM South America

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total net sales and revenue	$4,363	$3,608	$8,259	$6,932
EBIT	$57	$195	$147	$460

Vehicle Sales and Production Volume

The following tables summarize total production volume and new vehicle sales volume and competitive position (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Production volume	247	230	478	440

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry
Vehicle sales (a)(b)(c)
Total GMSA	273	19.2%	231	19.5%	521	19.0%	472	20.1%
Brazil	161	17.6%	146	18.4%	303	17.5%	302	19.1%
Argentina	34	15.9%	25	15.8%	69	15.6%	56	16.5%
Colombia	27	33.5%	19	33.1%	53	33.3%	36	33.6%
Ecuador	16	42.8%	13	40.6%	29	42.0%	23	40.7%
Chile	16	16.7%	12	17.2%	28	16.8%	21	16.9%
Venezuela	13	42.4%	12	37.7%	24	42.3%	24	41.4%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(a)	Vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicles sales.

(b)	Vehicle sales data may include rounding differences.

(c)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

GMSA Total Net Sales and Revenue

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Total net sales and revenue	$4,363	$3,608	$8,259	$6,932	$755	20.9%	$1,327	19.1%

In the three months ended June 30, 2011 Total net sales and revenue increased by $0.8 billion (or 20.9%), primarily due to: (1) increased wholesale volumes of $0.3 billion representing 25,000 vehicles (or 10.1%), primarily in Argentina by 10,000 vehicles (or 35.1%), in Colombia by 8,000 vehicles (or 41.8%), in Venezuela by 2,000 vehicles (or 21.3%) and in Chile by 2,000 vehicles (or 13.1%) driven by improved macroeconomic conditions and industry growth throughout the region, partially offset by decreased wholesale volumes in Brazil of 1,000 vehicles (or 0.8%) due to deteriorated market share driven by increased competition and aggressive pricing in the market; (2) favorable foreign currency translation effect of $0.3 billion, primarily due to the strengthening of major currencies such as the Brazilian Real and Colombian Peso against the U.S. Dollar; and (3) favorable vehicle pricing effect of $0.1 billion, primarily in Venezuela driven by the hyperinflationary economy.

In the six months ended June 30, 2011 Total net sales and revenue increased by $1.3 billion (or 19.1%), primarily due to: (1) increased wholesale volumes of $0.6 billion representing 49,000 vehicles (or 10.2%) primarily in Colombia by 17,000 vehicles (or 46.8%), in Argentina by 14,000 vehicles (or 29.1%), in Chile by 7,000 vehicles (or 28.5%) and in Venezuela by 3,000 vehicles (or 15.3%) driven by improved macroeconomic conditions and industry growth throughout the region, partially offset by decreased wholesale volumes in Brazil of 4,000 vehicles (or 1.2%) due to deteriorated market share driven by increased competition and aggressive pricing in the market; (2) favorable foreign currency translation effect of $0.5 billion, primarily due to the strengthening of major currencies such as the Brazilian Real and Colombian Peso against the U.S. Dollar; and (3) favorable vehicle pricing effect of $0.3 billion, primarily in Venezuela driven by the hyperinflationary economy.

GMSA EBIT

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
EBIT	$57	$195	$147	$460	$(138)	(70.8)%	$(313)	(68.0)%

In the three months ended June 30, 2011 EBIT decreased by $138 million (or 70.8%), primarily due to: (1) increased material and manufacturing costs of $208 million; (2) foreign currency transaction gains recorded in the corresponding period in 2010 of $110 million due to the preferential foreign currency exchange rates in Venezuela, which CADIVI discontinued in 2011; and (3) unfavorable net vehicle mix of $80 million; partially offset by (4) favorable vehicle pricing effect of $123 million, primarily in Venezuela driven by the hyperinflationary economy; (5) favorable net wholesale volumes of $62 million; (6) decreased engineering expense of $41 million; and (7) favorable net foreign currency translation effect of $21 million.

In the six months ended June 30, 2011 EBIT decreased by $313 million (or 68.0%), primarily due to: (1) increased material and manufacturing costs of $406 million; (2) foreign currency transaction gains recorded in the corresponding period in 2010 of $125 million due to the preferential foreign currency exchange rates in Venezuela, which CADIVI discontinued in 2011;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(3) unfavorable net vehicle mix of $40 million; and (4) increased advertising, sales and promotion and marketing expenses of $39 million to support media campaigns and new product launches; and (5) other cost increases of $37 million associated primarily with taxes and fees; partially offset by (6) favorable vehicle pricing effect of $260 million, primarily in Venezuela driven by the hyperinflationary economy; and (7) favorable net foreign currency translation effect of $45 million.

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

GM Financial

(Dollars in millions)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Total revenue	$330	$625
Income before income taxes	$144	$274

In the three months ended June 30, 2011 Total revenue included finance charge income of $291 million and other income of $39 million. The effective yield on GM Financial’s finance receivables was 13.1% for the three months ended June 30, 2011. The effective yield represents finance charges and fees recorded in earnings and the accretion of the purchase accounting premium during the period as a percentage of average finance receivables.

In the six months ended June 30, 2011 Total revenue included finance charge income of $559 million and other income of $66 million. The effective yield on GM Financial’s finance receivables was 12.8% for the six months ended June 30, 2011.

Net margin is the difference between finance charge income and other income earned on GM Financial’s finance receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The following table summarizes GM Financial’s net margin and as a percentage of average finance receivables (dollars in millions):

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Finance charge income	$291	13.1%	$559	12.8%
Other income	39	1.7%	66	1.5%
Interest expense	(43)	(1.9)%	(84)	(1.9)%

Net GM Financial margin	$287	12.9%	$541	12.4%

Income Before Income Taxes

In the three months ended June 30, 2011 results included: (1) Total revenue of $330 million; partially offset by (2) operating and leased vehicle expenses of $98 million; (3) interest expense of $43 million; and (4) provision for loan losses of $45 million. GM Financial’s operating expenses are primarily related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables originated since October 1, 2010. Interest expense represents interest on GM Financial’s warehouse credit facilities, securitization notes payable and other unsecured debt.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Average debt outstanding in the three months ended June 30, 2011 was $7.5 billion and the effective rate of interest paid was 2.3%.

In the six months ended June 30, 2011 results included: (1) Total revenue of $625 million; partially offset by (2) operating and leased vehicle expenses of $183 million; (3) interest expense of $84 million; and (4) provision for loan losses of $84 million.

Average debt outstanding in the six months ended June 30, 2011 was $7.3 billion and the effective rate of interest paid was 2.3%.

Corporate Results of Operations

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total net sales and revenue	$14	$32	$30	$77
Net income (loss) attributable to stockholders	$(125)	$(528)	$106	$(1,393)

Corporate Total Net Sales and Revenue

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Total net sales and revenue	$14	$32	$30	$77	$(18)	(56.3)%	$(47)	(61.0)%

In the three months ended June 30, 2011 Total net sales and revenue decreased by $18 million (or 56.3%) primarily due to decreased revenue earned on portfolio management services performed for third parties due to the planned reduction of third party assets managed.

In the six months ended June 30, 2011 Total net sales and revenue decreased by $47 million (or 61.0%) primarily due to decreased revenue earned on portfolio management services performed for third parties due to the planned reduction of third party assets managed, and decreased lease financing revenues related to the liquidation of the portfolio of automotive retail leases. Average outstanding retail leases on-hand decreased to a de minimus amount for the six months ended June 30, 2011 compared to 13,000 for the six months ended June 30, 2010.

Corporate Net Income (Loss) Attributable to Stockholders

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended 2011 vs. 2010 Change		Six Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Net income (loss) attributable to stockholders	$(125)	$(528)	$106	$(1,393)	$403	76.3%	$1,499	n.m.

n.m. = not meaningful

In the three months ended June 30, 2011 Net loss attributable to stockholders decreased by $0.4 billion (or 76.3%) primarily due to: (1) decrease in income tax expense of $0.4 billion primarily due to the recognition of previously unrecognized tax benefits of $0.3 billion which included reductions to interest expense of $0.1 billion and to valuation allowances of $0.1 billion related to these previously unrecognized tax benefits; and (2) decrease in interest expense of $0.1 billion driven by the repayment of the UST Loan, Canadian Loan, and VEBA Notes in 2010.

In the six months ended June 30, 2011 Net income attributable to stockholders was $0.1 billion compared to Net loss attributable to stockholders of $1.4 billion in the corresponding period in 2010, primarily due to: (1) decrease in income tax expense of $0.8 billion primarily due to a decrease in tax expense attributable to entities included in our effective tax rate calculation of $0.3 billion, the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

recognition of previously unrecognized tax benefits of $0.3 billion which included reductions to interest expense of $0.1 billion and to valuation allowances of $0.1 billion related to these previously unrecognized tax benefits and a decrease in tax expense attributable to a taxable foreign currency gain in Venezuela of $0.1 billion recorded in the six months ended June 30, 2010; (2) a gain of $0.3 billion related to the sale of our Ally Financial preferred stock; and (3) decrease in interest expense of $0.3 billion driven by the repayment of the UST Loan, Canadian Loan, and VEBA Notes in 2010.

Liquidity and Capital Resources

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of this report and our 2010 Form 10-K, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and, therefore, adversely affect our liquidity plans.

Automotive

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

Recent Management Initiatives

We continue to monitor and evaluate opportunities to optimize our liquidity position and capital structure in order to strengthen our balance sheet.

Repayment of Debt and Reduction of Financial Leverage

The repayment of debt remains a key strategic initiative. We continue to evaluate potential debt repayments prior to maturity. Any such repayments may negatively affect our liquidity in the short-term.

In the six months ended June 30, 2011 we prepaid and retired in full debt facilities of $0.5 billion held by certain of our foreign subsidiaries, primarily in GMSA. We recorded a loss on extinguishment of these debt facilities of $10 million. Our overall debt balances have not significantly changed during the six months ended June 30, 2011 as a result of these repayments due to increases in other debt facilities which fluctuate with sales volume. In July 2011 we made additional early payments to retire debt facilities of $0.4 billion related to our operations in GMNA. We recorded a loss on extinguishment of debt of $35 million in July 2011 relating to these payments. The $0.4 billion carrying amount of these GMNA obligations was classified as Short-term debt and current portion of long-term debt at June 30, 2011.

We made a voluntary contribution in January 2011 to our U.S. hourly and salaried defined benefit pension plans of 61 million shares of our common stock, valued at $2.2 billion for funding purposes at the time of contribution. The contributed shares qualified as a plan asset for funding purposes at the time of contribution and as a plan asset for accounting purposes in July 2011. This contribution was made as part of our continuing efforts to mitigate risk in our balance sheet and fully fund long-term obligations.

Under wholesale financing arrangements, our U.S. dealers typically borrow money from financial institutions to fund their vehicle purchases from us. Effective January 2011 we terminated a wholesale advance agreement which provided for accelerated receipt of payments made by Ally Financial on behalf of our U.S. dealers pursuant to Ally Financial’s wholesale financing arrangements with

GENERAL MOTORS COMPANY AND SUBSIDIARIES

dealers. Similar modifications were made in Canada and we continue to evaluate making modifications in other countries. The wholesale advance agreements cover the period for which vehicles are in transit between assembly plants and dealerships. We no longer receive payments in advance of the date vehicles purchased by dealers are scheduled to be delivered in the U.S. and Canada, resulting in an increase to our accounts receivable balance of $2.4 billion at June 30, 2011. The amount of the increase to our accounts receivable balance depends on sales volumes, seasonal fluctuations and certain other factors. We expect the increase to our accounts receivable balances to moderate slightly over the remainder of 2011 and average approximately $2.1 billion for 2011.

In January 2011 we withdrew our application for loans available under Section 136 of the Energy Independence Security Act of 2007. This decision is consistent with our stated goal to minimize our outstanding debt.

Reduction in Non-core Assets and Strategic Alliances

In March 2011 we sold our Class A Membership Interests in New Delphi to New Delphi for $3.8 billion and recognized a gain of $1.6 billion. We had acquired our stake in October 2009 in conjunction with the creation of New Delphi. Also in March 2011 we sold our Ally Financial preferred stock for $1.0 billion and recognized a gain of $0.3 billion. Proceeds from these asset sales were used to strengthen liquidity and will be used for general corporate purposes. We continue to monitor and explore the sale of other non-core assets.

From time to time we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would generate significant advantages and substantially strengthen our business.

Available Liquidity

Available liquidity includes cash, cash equivalents and marketable securities balances. At June 30, 2011 our available liquidity was $32.8 billion, not including funds available under credit facilities of $5.9 billion or in the HCT escrow account of $1.0 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our U.S. and international treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Our cash equivalents and marketable securities balances primarily include investments in U.S. government and agency obligations, time deposits and certificates of deposits, commercial paper, corporate debt securities and foreign government securities, and is primarily denominated in U.S. dollars. We maintain cash balances in certain foreign currencies to fund future payments on foreign currency denominated obligations thereby reducing a portion of the related foreign currency exposure. A portion of our total liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods, including inter-company loans, to utilize these funds across our global operations as needed. The following table summarizes our liquidity (dollars in millions):

	June 30, 2011	December 31, 2010
Cash and cash equivalents	$20,471	$21,061
Marketable securities	12,298	5,555

Available liquidity	32,769	26,616
Available under credit facilities	5,897	5,919

Total available liquidity	38,666	32,535
HCT escrow account (a)	1,040	1,008

Total liquidity including the HCT escrow account	$39,706	$33,543

(a)	Classified as restricted cash and marketable securities which is recorded in Other current assets and deferred income taxes.

Total available liquidity increased by $6.1 billion in the six months ended June 30, 2011 primarily due to positive cash flows from operating activities and proceeds from the sale of non-core assets partially offset by planned capital expenditures.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

	Total Credit Facilities		Amounts Available Under Credit Facilities
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Credit Facilities
Committed	$5,685	$6,142	$5,480	$5,475
Uncommitted	485	490	417	444

Total	$6,170	$6,632	$5,897	$5,919

	Total Credit Facilities		Amounts Available Under Credit Facilities
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Credit Facilities
Secured Revolving Credit Facility	$5,000	$5,000	$5,000	$5,000
Brazil	16	466	—	2
GM Hong Kong (a)	400	400	370	370
Other (b)	754	766	527	547

Total	$6,170	$6,632	$5,897	$5,919

(a)	Includes credit facilities of $200 million which we terminated in July 2011 following the repayment of $30 million which was outstanding under the facility at June 30, 2011.

(b)	Consists of credit facilities available primarily at our foreign subsidiaries that are not individually significant.

At June 30, 2011 and December 31, 2010 our secured revolving credit facility comprised $5.0 billion of the amounts available under committed credit facilities and other committed credit facilities had $480 million and $475 million available.

While we do not believe that we will draw on the secured revolving credit facility to fund operating activities, the facility provides additional liquidity and financing flexibility. Availability under the secured revolving credit facility is subject to borrowing base restrictions. Our obligations under the secured revolving credit facility are guaranteed by certain of our domestic subsidiaries and secured by a substantial portion of our domestic assets, including accounts receivable, inventory, property, plants, and equipment, real estate, intercompany loans, intellectual property, trademarks and direct investments in Ally Financial. Obligations are also secured by the equity interests in certain of our direct domestic subsidiaries, as well as up to 65% of the voting equity interests in certain of our direct foreign subsidiaries, in each case, subject to certain exceptions. The collateral securing the secured revolving credit facility does not include, among other assets, cash, cash equivalents, marketable securities, as well as our investment in GM Financial and our equity interests in our China JVs and in GM Korea. If we receive an investment grade corporate rating from two or more of the credit rating agencies (Fitch, Moody’s and S&P), we may no longer have to post collateral under the terms of the facility.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Restricted Cash and Marketable Securities

Pursuant to an agreement among GMCL, Export Development of Canada and an escrow agent we had $1.0 billion remaining in an escrow account at June 30, 2011 to fund certain of GMCL’s healthcare obligations pending the satisfaction of certain preconditions which have not yet been achieved.

Cash Flow

Operating Activities

In the six months ended June 30, 2011 we had positive cash flows from operating activities of $4.4 billion primarily due to: (1) net income of $6.2 billion which included non-cash charges of $3.7 billion resulting from depreciation, impairment and amortization expense (including amortization of debt issuance costs and discounts) and which also included gains of $1.9 billion related to the sale of our Class A Membership Interests in New Delphi and our Ally Financial preferred stock; and (2) net dividends received of $1.0 billion primarily related to our China JVs; partially offset by (3) unfavorable changes in working capital of $2.8 billion primarily driven by an increase in accounts receivable related to the termination of the wholesale advance agreements and an increase in inventory partially offset by increases in accounts payable balances related to increased production; (4) unfavorable changes in other operating assets of $0.9 billion; and (5) pension contributions and OPEB payments of $0.8 billion.

In the six months ended June 30, 2010 we had positive cash flows from operating activities of $5.7 billion primarily due to: (1) net income of $2.8 billion, which included non-cash charges of $3.5 billion resulting from depreciation, impairment and amortization expense (including amortization of debt issuance costs and discounts); (2) increase in income tax related balances of $0.6 billion; partially offset by (3) pension contributions and OPEB cash payments of $0.9 billion; and (4) unfavorable changes in working capital of $0.8 billion. The unfavorable changes in working capital were related to increases in accounts receivables and inventories, partially offset by an increase in accounts payable as a result of increased production.

Investing Activities

In the six months ended June 30, 2011 we had negative cash flows from investing activities of $4.2 billion primarily due to: (1) net investments in marketable securities of $6.7 billion; (2) capital expenditures of $2.5 billion; partially offset by (3) proceeds received from the sale of our Class A Membership Interests in New Delphi and our Ally Financial preferred stock of $4.8 billion; and (4) a net decrease in restricted cash and marketable securities of $0.2 billion.

In the six months ended June 30, 2010 we had positive cash flows from investing activities of $6.4 billion primarily due to: (1) net decrease in restricted cash and marketable securities of $12.6 billion primarily due to withdrawals from the escrow account related to the secured credit agreement with the UST; (2) liquidations of operating leases of $0.3 billion; partially offset by (3) net investments in marketable securities of $4.6 billion due to investments in securities with maturities greater than 90 days; and (4) capital expenditures of $1.9 billion.

Financing Activities

In the six months ended June 30, 2011 we had negative cash flows from financing activities of $0.9 billion primarily related to: (1) dividend payments on our Series A and Series B Preferred Stock of $0.4 billion; (2) net debt payments of $0.4 billion primarily related to our early payments to retire debt facilities in GMSA partially offset by increases in other debt facility balances; and (3) payment to acquire additional interest in GM Korea of $0.1 billion. Refer to Note 3 to the condensed consolidated financial statements for additional information on the acquisition of additional interest in GM Korea.

In the six months ended June 30, 2010 we had negative cash flows from financing activities of $7.8 billion primarily due to: (1) repayments on the UST Loans of $5.7 billion, Canadian Loan of $1.3 billion and the program announced by the UST in March 2009 to provide financial assistance to automotive suppliers of $0.2 billion; (2) dividend payments on our Series A Preferred Stock of $0.4 billion; and (3) a net decrease in short-term debt of $0.2 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Financing — GM Financial

Liquidity Overview

GM Financial’s primary sources of cash are finance charge income, rental income, servicing fees, distributions from securitization trusts, borrowings under credit facilities, transfers of finance receivables to trusts in securitization transactions and collections, recoveries on finance receivables and net proceeds from senior notes transactions. GM Financial’s primary uses of cash are purchases of finance receivables and leased assets, repayment of credit facilities, securitization notes payable and other indebtedness, funding credit enhancement requirements for securitization transactions and credit facilities and operating expenses.

GM Financial used cash of $2.4 billion for the purchase of finance receivables and $0.4 billion for the purchase of operating leases in the six months ended June 30, 2011. Generally, these purchases were funded initially utilizing cash and borrowings under credit facilities and subsequently funded in securitization transactions. GM Financial received cash of $1.9 billion from collections and recoveries on receivables in the six months ended June 30, 2011.

Available Liquidity

The following table summarizes GM Financial’s available liquidity (dollars in millions):

	June 30, 2011	December 31, 2010
Cash and cash equivalents	$526	$195
Borrowing capacity on unpledged eligible receivables	470	272
Borrowing capacity on unpledged eligible leased assets	205	—

Available liquidity	$1,201	$467

Senior Notes

In June 2011 GM Financial issued 6.75% senior notes of $500 million which are due in June 2018 with interest payable semiannually. On July 1, 2011 proceeds of $71 million from this offering were used to redeem all of GM Financial’s outstanding 8.50% senior notes due in 2015. The remaining proceeds will be used for general corporate purposes.

In connection with the issuance of the 6.75% senior notes, GM Financial entered into a registration rights agreement that requires GM Financial to file a shelf registration statement relating to the registration with the SEC of the 6.75% senior notes and the subsidiary guarantees. If the registration statement has not been declared effective by the SEC within 210 days from the original issuance of the notes or ceases to remain effective, GM Financial will be required to pay the 6.75% senior note holders a maximum of $0.50 per week of additional interest per $1,000 of principal during the time the registration statement is not effective.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Credit Facilities

In the normal course of business, in addition to using available cash, GM Financial pledges receivables to and borrows under credit facilities to fund operations and repays these borrowings as appropriate under GM Financial’s cash management strategy. The following table summarizes GM Financial’s credit facilities (dollars in millions):

	June 30, 2011		December 31, 2010
	Facility Amount	Advances Outstanding	Facility Amount	Advances Outstanding
Syndicated warehouse facility (a)	$2,000	$—	$1,300	$278
Lease warehouse facility (b)	$600	—		—
Medium-term note facility (c)		385		490
Bank funding facilities (d)		38		64

Total		$423		$832

(a)	In February 2011 GM Financial extended the maturity date of the syndicated warehouse facility to May 2012 and increased the borrowing capacity to $2.0 billion from $1.3 billion.

(b)	In January 2011 GM Financial entered into a lease warehouse facility for lease originations in the U.S. Borrowings on the facility are collateralized by leased assets.

(c)	The revolving period under this facility has ended and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

(d)	The outstanding debt balance under the bank funding facilities is secured by asset-backed securities of $39 million.

In July 2011 GM Financial Canada Leasing Ltd. (GM Financial Canada Leasing), a subsidiary of GM Financial, established a revolving warehouse credit facility under which GM Financial Canada Leasing may borrow up to CAD $600 million, which is secured by certain automobile lease agreements and the related lease vehicles. The commitment termination date is July 13, 2012.

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

Non-Cash Charges

The following table summarizes significant non-cash charges (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Impairment charges related to investment in HKJV	$—	$—	$39	$—
Impairment charges related to goodwill	—	—	395	—
Impairment charges related vehicles leased to rental car companies	74	6	113	15
Impairment charges related to product-specific tooling assets	18	—	44	—

Total significant non-cash charges	$92	$6	$591	$15

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Defined Benefit Pension Plan Contributions

We made a voluntary contribution in January 2011 to our U.S. hourly and salaried defined benefit pension plans of 61 million shares of our common stock, valued at $2.2 billion for funding purposes at the time of contribution. The contributed shares qualified as a plan asset for funding purposes at the time of contribution and as a plan asset for accounting purposes in July 2011.

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers’ commitments, certain product-related claims and commercial loans made by Ally Financial and outstanding with certain third parties excluding vehicle repurchase obligations, residual support and risk sharing related to Ally Financial. The maximum potential obligation under these commitments was $1.1 billion and $1.0 billion at June 30, 2011 and December 31, 2010.

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

The maximum potential amount of future payments required to be made to Ally Financial under this guarantee would be based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock and was estimated to be $20.9 billion and $18.8 billion at June 30, 2011 and December 31, 2010. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer or at auction. The fair value of the guarantee was $18 million and $21 million at June 30, 2011 and December 31, 2010 which considers the likelihood of dealers terminating and the estimated loss exposure for the ultimate disposition of vehicles.

Refer to Notes 17 and 24 to our condensed consolidated financial statements for additional information on guarantees we have provided.

Required Pension Funding Obligations

We do not have any required contributions due to our U.S. qualified plans in 2011. The next pension funding valuation to be prepared based on the requirements of the Pension Protection Act of 2006 (PPA) will be as of October 1, 2011. Based on the PPA, we have the option to select a funding interest rate for the valuation based on either the Full Yield Curve method or the 3-Segment method, both of which are considered to be acceptable methods. For a hypothetical valuation at June 30, 2011, we have chosen the 3-Segment rate at May 31, 2011 as the funding interest rate that we could use for the actual funding valuation. Since this hypothetical election does not limit us to only using the 3-Segment rate beyond 2011, we have assumed that we retain the flexibility of selecting a funding interest rate based on either the Full Yield Curve method or the 3-Segment method. A hypothetical funding valuation at June 30, 2011, using the 3-Segment rate at May 31, 2011 and assuming for the plan year beginning October 1, 2011 funding valuation, the Full Yield Curve funding interest rate for all future valuations projects contributions of $2.2 billion and $1.8 billion in 2015 and 2016 and additional contributions may be required thereafter. Alternatively, a hypothetical funding valuation at June 30, 2011 using the 3-Segment rate at May 31, 2011 for the plan year beginning October 1, 2011 funding valuation, and assuming the June 30, 2011 3-Segment rate for all future valuations projects contributions of $0.8 billion and $0.8 billion in 2015 and 2016 and additional contributions may be required thereafter.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In both cases, we have assumed that the pension plans earn the expected return of 8.0% in the future and no further changes in funding interest rates. U.S. pension funding interest rate and return on assets rate sensitivity are shown below, assuming the 3-Segment rate at May 31, 2011 for plan year beginning on October 1, 2011 funding valuation and the Full Yield Curve funding interest rate for all future valuations (in billions):

	Funding Interest Rate Sensitivity Table					Estimated Return on Assets–7% - 100 Basis Point Decrease
	50 Basis Point Increase	25 Basis Point Increase	Base Line	25 Basis Point Decrease	50 Basis Point Decrease
2011	$—	$—	$—	$—	$—	$—
2012	$—	$—	$—	$—	$—	$—
2013	$—	$—	$—	$—	$—	$—
2014	$—	$—	$—	$—	$0.1	$—
2015	$—	$0.4	$2.2	$3.8	$5.3	$2.8
2016	$0.9	$2.0	$1.8	$1.7	$1.6	$3.3

The hypothetical valuations do not consider the potential election of relief provisions that are available to us under the Pension Relief Act of 2010 for 2010 and 2011 plan year valuations.

Fair Value Measurements

Automotive

At June 30, 2011 assets and liabilities classified in Level 3 were not significant. Prior to the three months ended December 31, 2010 significant assets and liabilities classified in Level 3, with the related Level 3 inputs, were as follows:

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

Refer to Note 19 to the condensed consolidated financial statements for additional information regarding fair value measurements of financial assets and financial liabilities. Refer to Note 16 to the condensed consolidated financial statements for additional information regarding derivative financial instruments.

Level 3 Assets and Liabilities

At June 30, 2011 we used Level 3 inputs to measure net assets of $79 million (or less than 0.1%) of our total assets. These net assets included $155 million (or 0.6%) of the total assets, and $76 million (or 73.8%) of the total liabilities that we measured at fair value.

In the three months ended June 30, 2011 assets and liabilities measured using Level 3 inputs increased $89 million from a net liability of $10 million to a net asset of $79 million primarily due to unrealized gains on embedded derivatives. In the six months ended June 30, 2011 assets and liabilities measured using Level 3 inputs increased $93 million from a net liability of $14 million to a net asset of $79 million primarily due to unrealized gains on embedded derivatives.

At December 31, 2010 we used Level 3 inputs to measure net liabilities of $14 million (or less than 0.1%) of our total liabilities. These net liabilities included $10 million (or less than 0.1%) of the total assets, and $24 million (or 16.4%) of the total liabilities that we measured at fair value.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Realized and unrealized gains and losses related to assets and liabilities measured using Level 3 inputs did not have a material effect on operations, liquidity or capital resources in the three and six months ended June 30, 2011 and 2010.

Automotive Financing — GM Financial

At June 30, 2011 significant assets and liabilities classified in Level 3, with the related Level 3 inputs, are as follows:

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

The following tables summarize dividends paid on our Series A Preferred Stock and Series B Preferred Stock (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Series A Preferred Stock	$156	$202	$311	$405
Series B Preferred Stock	59	—	124	—

Total Preferred Stock dividends paid	$215	$202	$435	$405

Our payment of dividends in the future, if any, will be determined by our Board of Directors and will be paid out of funds legally available for that purpose and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, the covenants in our debt instruments, and other factors.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Employees

At June 30, 2011 we employed 208,000 employees, of whom 140,000 (67%) were hourly employees and 68,000 (33%) were salaried employees. The following table summarizes worldwide employment (in thousands):

	June 30, 2011	December 31, 2010
GMNA	98	96
GME	41	40
GMIO	33	32
GMSA	33	31
GM Financial	3	3

Total Worldwide	208	202

U.S. – Salaried	29	28
U.S. – Hourly	50	49

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

The adoption of ASU 2010-28 resulted in the recognition of a cumulative-effect adjustment to beginning Retained earnings of $1.5 billion for our GME reporting unit. In addition, because GME continued to have a negative carrying amount and it was more likely than not further goodwill impairment existed at March 31, 2011, an impairment charge of $395 million was recorded in Goodwill impairment charges during the three months ended March 31, 2011. Both the impairment charge recorded as a result of the initial adoption of ASU 2010-28 and the March 31, 2011 measurement represent the net decreases, from July 10, 2009 through January 1, 2011 and from January 1, 2011 through March 31, 2011, in the fair-value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting. The net decreases resulted primarily from: (1) a decrease in our nonperformance risk and an improvement in our incremental borrowing rates since July 10, 2009; (2) an increase in the high quality corporate bond rates utilized to measure our employee benefit obligations since January 1, 2011; and (3) a decrease in credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk. Refer to Notes 2 and 9 to our condensed consolidated financial statements for additional information related to the adoption of ASU 2010-28.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following table summarizes the effect on determination of the implied goodwill of GME at March 31, 2011 (the last date on which goodwill was remeasured for financial reporting purposes) of changes in our incremental borrowing rates utilized in calculating the implied goodwill for GME (dollars in millions):

Effect on Implied Goodwill at March 31, 2011
Change in Incremental Borrowing Rates
25 basis point decrease in our incremental borrowing rates	$(137)
25 basis point increase in our incremental borrowing rates	$131

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Future goodwill impairments could occur within GME should the fair-value-to-U.S. GAAP differences decrease, GME continue to have a negative carrying amount, and the fair value of the GME reporting unit does not increase sufficiently to offset such decreases or such increase in fair value results in a corresponding increase in the fair value of other identifiable assets without giving rise to additional implied goodwill. The difference between these fair-value-to-U.S. GAAP differences would decrease upon an improvement in our credit rating or a decrease in credit spreads between high quality corporate bonds and market interest rates, thus resulting in a decrease in the spread between our employee benefit related obligations under U.S. GAAP and their fair values. The fair-value-to-U.S. GAAP differences that gave rise to goodwill upon our application of fresh-start reporting within GME also included deferred tax asset valuation allowances. Similarly, a decrease would also occur upon reversal of our deferred tax asset valuation allowances within GME. Should the fair-value-to-U.S. GAAP differences decrease for these reasons, without an increase in the fair value of the GME reporting unit sufficient to offset such decreases, the implied goodwill balance will decline and future goodwill impairments would occur that may be material. Any declines would have a negative effect on our earnings and would be included in Goodwill impairment charges. Future goodwill impairments could also occur within our other reporting units, including GMNA, should we first fail Step 1 of the goodwill impairment testing analysis and the fair-value-to-U.S. GAAP differences noted above also decrease.

We believe future goodwill impairment charges could occur in 2011 related to GME, because GME has a negative carrying amount and it is possible: (1) a decrease in the credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk could occur and/or (2) a decrease in our nonperformance risk or improvement in our credit rating could occur. As these events did not occur during the three months ended June 30, 2011, it was not more likely than not further goodwill impairment existed at June 30, 2011. Therefore, no impairment charge was recorded during the three months ended June 30, 2011.

Accounting Standards Not Yet Adopted

Refer to Note 2 to the condensed consolidated statements.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our management, with the participation of our Chairman and CEO and Senior Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2011. Based on this evaluation, our CEO and CFO concluded that, at that date, the disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of June 30, 2011.

Changes in Internal Controls

There have not been any changes in internal control over financial reporting in the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

The discussion in the following paragraphs is limited to an update of developments that have occurred in various material pending legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business. These proceedings are fully described in our 2010 Form 10-K as updated in our Form 10-Q for the three months ended March 31, 2011. We and the other defendants affiliated with us intend to defend all of the following actions vigorously.

Canadian Dealer Class Action

In the previously reported case pending in the Ontario Superior Court of Justice, on March 1, 2011 the Court approved certification of a class for the purpose of deciding a number of specifically defined issues, including: (1) whether GMCL breached its obligation of “good faith” in offering the wind-down agreements; (2) whether GMCL interfered with the plaintiff dealers’ rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the plaintiff dealers can recover damages in the aggregate (as opposed to proving individual damages). On June 22, 2011 the Court granted GMCL permission to appeal the class certification decision.

UAW VEBA Contribution Claim

As previously reported, on April 6, 2010 the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW) filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached our obligation to contribute $450 million to the UAW Retiree Medical Benefits Trust (New VEBA). The UAW alleges that we were required to make this contribution pursuant to the UAW-Delphi-GM Memorandum of Understanding Delphi Restructuring dated June 22, 2007. We have filed a motion in the U.S. Bankruptcy Court for the Southern District of New York asserting that the UAW’s claim is barred by the bankruptcy court approved 2009 UAW Retiree Settlement Agreement and by other orders issued by the U.S. Bankruptcy Court that preclude additional GM contributions to the New VEBA. We also maintain that Delphi’s emergence from bankruptcy was not in the nature contemplated by the restructuring agreement and therefore, the condition to any payment remains unfulfilled. We removed this case to the U.S. Bankruptcy Court in October 2010, seeking dismissal of the UAW’s U.S. District Court lawsuit. The UAW has contested whether the U.S. Bankruptcy Court has jurisdiction and on November 3, 2010, the U.S. District Court issued a stay of further proceedings until the issue of U.S. Bankruptcy Court jurisdiction is decided. The parties each submitted written briefs to the U.S. Bankruptcy Court regarding the jurisdictional issue and also presented oral argument in support of their respective positions at a hearing on May 17, 2011, at which time the U.S. Bankruptcy Court took the matter under consideration.

AmeriCredit Transaction Claims

In the previously reported cases Robert Hatfield, Derivatively on behalf of AmeriCredit Corp v Clifton Morris, Jr. et al. and Carla Butler, Derivatively on behalf of AmeriCredit Corp v. Clifton Morris, Jr. et al., filed in the district court for Tarrant County, Texas, which were consolidated, the plaintiffs appealed the district court’s order sustaining General Motors Holdings, LLC’s and General Motors Company’s pleas to the jurisdiction and dismissing the consolidated cases with prejudice. On July 6, 2011 plaintiffs filed a motion to dismiss their appeal. On July 14, 2011 the Texas Court of Appeals entered an order granting plaintiffs’ motion to dismiss the appeal. The dismissal of the consolidated cases is now final.

Canadian HealthCare Litigation

On December 22, 2009 in furtherance of implementing its restructuring plan as approved by the Canadian Federal and Ontario governments, GMCL initiated a class action proceeding in the Ontario Superior Court of Justice against a group of hourly retirees and surviving spouses residing in provinces other than Quebec, seeking a declaration that GMCL has the right to unilaterally amend and terminate the postretirement healthcare benefits provided to those retirees and surviving spouses. On May 5, 2010 a group of Quebec hourly retiree and surviving spouses initiated a class action proceeding in the Quebec Superior Court of Justice against GMCL and the CAW, seeking a declaration regarding whether GMCL has the right to unilaterally amend and terminate the postretirement healthcare benefits provided to them. Although we believe that we may lawfully change retiree healthcare benefits GMCL entered into

GENERAL MOTORS COMPANY AND SUBSIDIARIES

negotiations with representatives of the retirees seeking to consensually divest the responsibility for the provision of such benefits to a healthcare trust to be administered by a board of trustees independent from GMCL and reached a tentative agreement to accomplish that result, which is to be implemented through the applicable class action processes as a settlement and is therefore subject to court approval. On July 4, 2011 an order was issued in the Ontario Superior Court of Justice to schedule hearings, in August 2011, on whether to certify the class action and whether to approve the settlement. A similar order was entered in the Quebec proceeding on July 6, 2011. The two courts ordered that notice of the certification and settlement approval hearings be communicated to class members. Notices were sent to class members in the Ontario action on July 18, 2011 and to Quebec action class members on July 20, 2011. Settlement agreement approval hearings are currently scheduled for August 24-26, 2011 in the Ontario action and August 29-30, 2011 in the Quebec action. The procedural rules grant retirees the right to opt out of the class.

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

United States Corporate Average Fuel Economy (CAFE) provisions in the Energy Independence and Security Act of 2007 (EISA) mandate fuel economy standards beginning in the 2011 model year that would increase to at least 35 mpg by 2020 on a combined car and truck fleet basis, a 40% increase over current levels. California is implementing AB 1493 which will require increased fuel economy. This California program has standards currently established for the 2009 model year through the 2016 model year. Fourteen additional states and the Province of Quebec have also adopted the California greenhouse gas standards.

In May 2009 President Obama announced his intention for the federal government to implement a harmonized federal program to regulate vehicle fuel economy and greenhouse gases. He directed the United States Environmental Protection Agency (EPA) and the United States Department of Transportation (DOT) to work together to create standards through a joint rulemaking for control of emissions of greenhouse gases and for fuel economy. In the first phase, these standards would apply to passenger cars, light-duty trucks, and medium-duty passenger vehicles built in model years 2012 through 2016. The California Air Resources Board (CARB) has agreed that compliance with EPA’s greenhouse gas standards will be deemed compliance with the California greenhouse gas standards for the 2012 through 2016 model years. The EPA and the United States National Highway Transportation Safety Administration (NHTSA), on behalf of DOT, issued their final rule to implement this new federal program in April 2010.

In May 2010 President Obama requested that EPA and NHTSA, on behalf of DOT, develop a coordinated national program to regulate the fuel economy and greenhouse gases of cars and trucks in the 2017 – 2025 model years. The President also directed the agencies to work with CARB to develop a technical assessment to inform the rulemaking process. In September 2010, EPA and NHTSA released a Notice of Intent to begin development of the 2017 – 2025 standards and also released an Interim Joint Technical Assessment Report prepared in cooperation with CARB. A Supplemental Notice of Intent was issued in November 2010 in response to comments received by the agencies on the first Notice of Intent and the Interim Joint Technical Assessment Report. Following further assessment and review, the agencies released another Supplemental Notice of Intent on July 29, 2011 in which EPA and NHTSA described their intent to propose separate but harmonized standards that would be footprint-based, like the current standards set through the 2016 model year, and that would become more stringent each year from 2017 through 2025. EPA projects that its proposed standards would achieve an average industry fleet of 163 grams/mile of CO2 in the 2025 model year, which would be the equivalent of 54.5 mpg if all the CO2 emissions reduction came from fuel economy technology. NHTSA intends to propose standards that would require an average industry fleet fuel economy of 49.6 mpg in the 2025 model year. NHTSA’s proposed increase to 49.6 mpg is lower than EPA’s projected 54.5 mpg equivalent due to the need to harmonize the two sets of standards and due to statutory constraints on NHTSA’s authority to set standards. Both agencies intend to propose various flexibilities to incentivize early adoption and introduction of advanced technologies that are anticipated to help manufacturers achieve these standards.

On July 29, 2011 we signed a letter of commitment stating our support for the proposal and adoption of harmonized national standards for the 2017 – 2025 model years. Similar commitment letters were signed by other major original equipment manufacturers and by CARB. Our commitment letter commits us to not contest the final standards established by federal rulemaking and by CARB for the 2017 – 2025 model years if (1) EPA and NHTSA propose and ultimately adopt standards substantially as described in the July 2011 Supplemental Notice of Intent, but with necessary technical corrections and any non-substantive refinements, and (2) if CARB adopts standards such that compliance with the federal standards will be deemed compliance with the California standards in a manner binding as well on states that adopted California standards. An important element of the proposed national program will be a comprehensive mid-term review of the new standards, which will be completed by April 2018, and which may lead to standards for

GENERAL MOTORS COMPANY AND SUBSIDIARIES

the 2022-2025 model years different than originally proposed. By September 30, 2011, EPA, NHTSA and CARB are expected to propose their respective regulatory requirements to implement the 2017 – 2025 national program. Rulemaking is expected to be completed in July 2012.

We have committed to work with EPA, the NHTSA, the states, and other stakeholders in support of a strong national program to reduce oil consumption and address global climate change.

We are committed to meeting or exceeding these regulatory requirements, and our product plan of record projects compliance with the anticipated federal program through the 2021 model year. The standards for the 2022-2025 model years may differ from the levels proposed as a result of the mid-term review. Therefore, we believe it is premature to project compliance with possible standards for those years. We expect that to comply with these standards we will be required to sell a significant volume of hybrid or electrically powered vehicles throughout the U.S., as well as implement new technologies for conventional internal combustion engines, all at increased cost levels. There is no assurance that we will be able to produce and sell vehicles that use such technologies on a profitable basis, or that our customers will purchase such vehicles in the quantities necessary for us to comply with these regulatory programs.

The European Union (EU) passed legislation, effective in April 2009 to begin regulating vehicle CO2 emissions beginning in 2012. The legislation sets a target of a fleet average of 95 grams per kilometer for 2020, with the requirements for each manufacturer based on the weight of the vehicles it sells. Additional measures have been proposed or adopted in Europe to regulate features such as tire rolling resistance, vehicle air conditioners, tire pressure monitors, gear shift indicators, and others. At the national level, 17 EU Member States have adopted some form of fuel consumption or carbon dioxide-based vehicle taxation system, which could result in specific market requirements for us to introduce technology earlier than is required for compliance with the EU emissions standards.

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

*  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS*	XBRL Instance Document	Furnished with this Report

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report

*	Submitted electronically with this Report

*  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)

By:	/s/ NICK S. CYPRUS
(Nick S. Cyprus, Vice President, Controller and Chief Accounting Officer)

Date: August 5, 2011

GENERAL MOTORS COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit Name

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS*	XBRL Instance Document	Furnished with this Report

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report

*	Submitted electronically with this Report