Form 10-Q
period 2011-09-30
General Motors Co
filed 2011-11-09
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☐  Non-accelerated filer  ☑  Smaller reporting company  ☐

Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

As of October 31, 2011, the number of shares outstanding of common stock was 1,564,561,877 shares.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales and revenue
Automotive sales and revenue	$36,328	$34,060	$111,270	$98,710
GM Financial revenue	391	—	1,016	—

Total net sales and revenue	36,719	34,060	112,286	98,710

Costs and expenses
Automotive cost of sales	31,734	29,587	97,212	85,750
GM Financial operating and other expenses	212	—	563	—
Automotive selling, general and administrative expense	2,942	2,710	8,860	8,017
Other automotive expenses, net	25	30	50	115

Total costs and expenses	34,913	32,327	106,685	93,882
Goodwill impairment charges	—	—	395	—

Operating income	1,806	1,733	5,206	4,828
Automotive interest expense	101	263	405	850
Interest income and other non-operating income, net	152	377	1,064	734
Loss on extinguishment of debt	35	—	45	1

Income before income taxes and equity income	1,822	1,847	5,820	4,711
Income tax expense (benefit)	107	(25)	183	845
Equity income, net of tax and gain on disposal of investments	377	351	2,903	1,165

Net income	2,092	2,223	8,540	5,031
Net (income) loss attributable to noncontrolling interests	15	(61)	(75)	(265)

Net income attributable to stockholders	$2,107	$2,162	$8,465	$4,766

Net income attributable to common stockholders	$1,726	$1,959	$7,113	$4,158

Earnings per share (Note 22)
Basic
Basic earnings per common share	$1.10	$1.31	$4.67	$2.77
Weighted-average common shares outstanding	1,562	1,500	1,524	1,500
Diluted
Diluted earnings per common share	$1.03	$1.20	$4.30	$2.62
Weighted-average common shares outstanding	1,682	1,630	1,668	1,588

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Automotive Current Assets
Cash and cash equivalents	$20,297	$21,061
Marketable securities	11,680	5,555
Accounts and notes receivable (net of allowance of $332 and $252)	10,512	8,699
Inventories	15,220	12,125
Equipment on operating leases, net	3,467	2,568
Other current assets and deferred income taxes	2,834	3,045

Total current assets	64,010	53,053
Automotive Non-current Assets
Equity in net assets of nonconsolidated affiliates	7,534	8,529
Property, net	21,556	19,235
Goodwill	28,605	30,513
Intangible assets, net	10,498	11,882
Other assets and deferred income taxes	3,969	4,754

Total non-current assets	72,162	74,913

Total Automotive Assets	136,172	127,966
GM Financial Assets
Finance receivables, net (including gross finance receivables transferred to SPEs of $8,433 and $7,156)	8,918	8,197
Restricted cash	1,124	1,090
Goodwill	1,278	1,265
Other assets (including leased assets, net transferred to SPEs of $101 and $0)	1,005	380

Total GM Financial Assets	12,325	10,932

Total Assets	$148,497	$138,898

LIABILITIES AND EQUITY
Automotive Current Liabilities
Accounts payable (principally trade)	$25,646	$21,497
Short-term debt and current portion of long-term debt (including certain debt at GM Korea of $130 and $70; Note 11)	1,543	1,616
Accrued liabilities (including derivative liabilities at GM Korea of $63 and $111; Note 11)	24,559	24,044

Total current liabilities	51,748	47,157
Automotive Non-current Liabilities
Long-term debt (including certain debt at GM Korea of $8 and $835; Note 11)	2,667	3,014
Postretirement benefits other than pensions	8,842	9,294
Pensions	18,684	21,894
Other liabilities and deferred income taxes	12,684	13,021

Total non-current liabilities	42,877	47,223

Total Automotive Liabilities	94,625	94,380
GM Financial Liabilities
Securitization notes payable (Note 13)	6,902	6,128
Credit facilities	553	832
Other liabilities	801	399

Total GM Financial Liabilities	8,256	7,359

Total Liabilities	102,881	101,739
Commitments and contingencies (Note 17)
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at September 30, 2011 and December 31, 2010)	5,536	5,536
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at September 30, 2011 and December 31, 2010)	4,855	4,855
Common stock, $0.01 par value (5,000,000,000 shares authorized, 1,564,366,673 shares issued and outstanding at September 30, 2011 and 1,500,136,998 shares issued and outstanding at December 31, 2010)	16	15
Capital surplus (principally additional paid-in capital)	26,330	24,257
Retained earnings	6,595	266
Accumulated other comprehensive income	1,412	1,251

Total stockholders’ equity	44,744	36,180
Noncontrolling interests	872	979

Total Equity	45,616	37,159

Total Liabilities and Equity	$148,497	$138,898

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

			Common Stockholders’
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Income	Total Equity
Balance December 31, 2009	$—	$—	$15	$24,040	$(4,394)	$1,588	$708		$21,957
Net income	—	—	—	—	4,766	—	265	$5,031	5,031
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	—	134	2	136
Cash flow hedging losses, net	—	—	—	—	—	(20)	—	(20)
Unrealized gain on securities	—	—	—	—	—	29	—	29
Defined benefit plans
Net prior service cost	—	—	—	—	—	(8)	—	(8)
Net actuarial loss	—	—	—	—	—	(2,796)	—	(2,796)

Other comprehensive loss	—	—	—	—	—	(2,661)	2	(2,659)	(2,659)

Comprehensive income								$2,372

Effects of adoption of amendments to ASC 810-10 regarding variable interest entities	—	—	—	—	—	—	76		76
Cash dividends paid on Series A Preferred Stock	—	—	—	—	(608)	—	—		(608)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(61)		(61)
Purchase of noncontrolling interest shares	—	—	—	1	—	—	(7)		(6)
Other	—	—	—	—	—	—	(12)		(12)

Balance September 30, 2010	$—	$—	$15	$24,041	$(236)	$(1,073)	$971		$23,718

Balance December 31, 2010	$5,536	$4,855	$15	$24,257	$266	$1,251	$979		$37,159
Effect of adoption of amendments in ASU 2010-28 regarding goodwill impairment (Notes 2 and 9)	—	—	—	—	(1,466)	—	—		(1,466)
Net income	—	—	—	—	8,465	—	75	$8,540	8,540
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	—	(324)	(9)	(333)
Cash flow hedging gains, net	—	—	—	—	—	13	—	13
Unrealized loss on securities	—	—	—	—	—	(3)	—	(3)
Defined benefit plans
Net prior service credit	—	—	—	—	—	266	—	266
Net actuarial gain	—	—	—	—	—	258	—	258
Sale of interest in nonconsolidated affiliate	—	—	—	—	—	(42)	—	(42)

Other comprehensive income	—	—	—	—	—	168	(9)	159	159

Comprehensive income								$8,699

Purchase of noncontrolling interest shares	—	—	—	41	—	(7)	(134)		(100)
Exercise of common stock warrants	—	—	—	9	—	—	—		9
Stock based compensation	—	—	—	160	—	—	—		160
Pension plan stock contribution (Note 15)	—	—	1	1,863	—	—	—		1,864
Cumulative dividends on Series A and Series B Preferred Stock	—	—	—	—	(670)	—	—		(670)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(32)		(32)
Deconsolidation of noncontrolling interest shares	—	—	—	—	—	—	(9)		(9)
Other	—	—	—	—	—	—	2		2

Balance September 30, 2011	$5,536	$4,855	$16	$26,330	$6,595	$1,412	$872		$45,616

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities — Automotive	$6,194	$8,319
Net cash provided by operating activities — GM Financial	530	—

Net cash provided by operating activities	6,724	8,319
Cash flows from investing activities
Expenditures for property	(4,065)	(3,112)
Available-for-sale marketable securities, acquisitions	(16,349)	(8,682)
Trading marketable securities, acquisitions	(514)	(271)
Available-for-sale marketable securities, liquidations	10,351	2,822
Trading marketable securities, liquidations	380	259
Acquisition of companies, net of cash acquired	(25)	(59)
Operating leases, liquidations	7	337
Proceeds from sale of business units/investments, net of cash distributed	4,810	(49)
Increase in restricted cash and marketable securities	(477)	(818)
Decrease in restricted cash and marketable securities	846	13,506
Other investing activities	74	213

Net cash provided by (used in) investing activities — Automotive	(4,962)	4,146

Purchases of receivables	(3,786)	—
Principal collections and recoveries on receivables	2,817	—
Purchases of leased vehicles	(578)	—
Other investing activities	5	—

Net cash used in investing activities — GM Financial	(1,542)	—

Net cash provided by (used in) investing activities	(6,504)	4,146
Cash flows from financing activities
Net increase (decrease) in short-term debt	169	(83)
Proceeds from issuance of debt (original maturities greater than three months)	381	652
Payments on debt (original maturities greater than three months)	(1,376)	(7,904)
Payments to acquire noncontrolling interest	(100)	(6)
Dividends paid	(649)	(608)
Other financing activities	(15)	—

Net cash used in financing activities — Automotive	(1,590)	(7,949)

Proceeds from issuance of debt (original maturities greater than three months)	6,668	—
Payments on debt (original maturities greater than three months)	(5,688)	—
Other financing activities	(46)	—

Net cash provided by financing activities — GM Financial	934	—

Net cash used in financing activities	(656)	(7,949)

Effect of exchange rate changes on cash and cash equivalents — GM Financial	(4)	—
Net transactions with Automotive	194	—

Net increase in cash and cash equivalents — GM Financial	112	—
Cash and cash equivalents at beginning of period — GM Financial	195	—

Cash and cash equivalents at end of period — GM Financial	$307	$—

Effect of exchange rate changes on cash and cash equivalents — Automotive	$(212)	$(120)
Net transactions with GM Financial	(194)	—

Net increase (decrease) in cash and cash equivalents — Automotive	(764)	4,396
Cash and cash equivalents reclassified as assets held for sale — Automotive	—	391
Cash and cash equivalents at beginning of period — Automotive	21,061	22,679

Cash and cash equivalents at end of period — Automotive	$20,297	$27,466

Reference should be made to the notes to condensed consolidated financial statements.

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

Note 2. Basis of Presentation and Recent Accounting Standards

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) as filed with the SEC.

Principles of Consolidation

The condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a majority voting interest. We continually evaluate our involvement with variable interest entities (VIEs) to determine whether we have variable interests and are the primary beneficiary of the VIE. When this criteria is met, we consolidate the VIE. Our share of earnings or losses of nonconsolidated affiliates is included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over the operating and financial decisions of the nonconsolidated affiliate. We use the cost method of accounting if we are not able to exercise significant influence over the operating and financial decisions of the nonconsolidated affiliate. All intercompany balances and transactions have been eliminated in consolidation.

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

Prior Period Financial Statements Conformed to Current Period Presentation

In the three and nine months ended September 30, 2011 we have recorded foreign currency exchange gains and losses on debt as non-operating items. This is a change from prior period presentations in which foreign currency exchange gains and losses on debt were recorded in Automotive cost of sales. We have reclassified the prior periods to conform to our current presentation. The effects of these reclassifications increased Automotive cost of sales and Interest income and other non-operating income, net by $119 million in the three months ended September 30, 2010, and decreased Automotive cost of sales and Interest income and other non-operating income, net by $68 million in the nine months ended September 30, 2010.

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

In June 2010 the Venezuelan government introduced additional foreign currency exchange control regulations, which imposed restrictions in the use of the parallel foreign currency exchange market, thereby making it more difficult to convert BsF to U.S. Dollars. We periodically accessed the parallel exchange market, which historically enabled entities to obtain foreign currency for transactions that could not be processed by the Commission for the Administration of Currency Exchange (CADIVI). The restrictions on the foreign currency exchange market could affect our Venezuelan subsidiaries’ ability to pay non-BsF denominated obligations that do not qualify to be processed by CADIVI at the official exchange rates as well as our ability to benefit from those operations.

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

The following tables provide financial information for our Venezuelan subsidiaries at September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 which include amounts receivable from and payable to, and transactions with, affiliated entities (dollars in millions):

	September 30, 2011	December 31, 2010
Total automotive assets (a)	$1,308	$1,322
Total automotive liabilities (b)	$868	$985

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total net sales and revenue	$402	$347	$1,207	$789
Net income attributable to stockholders (c)	$52	$29	$102	$244

(a)	Includes BsF denominated and non-BsF denominated monetary assets of $300 million and $538 million at September 30, 2011 and $393 million and $527 million at December 31, 2010.

(b)	Includes BsF denominated and non-BsF denominated monetary liabilities of $533 million and $335 million at September 30, 2011 and $661 million and $324 million at December 31, 2010.

(c)	Includes a gain of $119 million related to the devaluation of the BsF in January 2010 and gains of $82 million and $207 million due to favorable foreign currency exchanges that were processed by CADIVI in the three and nine months ended September 30, 2010. The $119 million gain on the devaluation was offset by a $144 million loss recorded in the U.S. on BsF denominated assets, which is not included in the Net income attributable to stockholders reported above. Included in the three and nine months ended September 30, 2011 are gains of $0 million and $5 million related to favorable foreign currency exchanges that were processed by CADIVI. The gains in the three and nine months ended September 30, 2011 are related to requests for foreign currency exchanges submitted to CADIVI prior to the devaluation effective January 1, 2011.

The total amount pending government approval for settlement at September 30, 2011 and December 31, 2010 was BsF 2.1 billion (equivalent to $495 million) and BsF 1.9 billion (equivalent to $432 million), for which some requests have been pending from 2007. The amounts outstanding at September 30, 2011 and December 31, 2010 include payables to affiliated entities of $324 million and $263 million, each of which include dividends payable of $144 million.

Significant Non-Cash Activity

Investing Cash Flows

The following table summarizes the amounts accrued for property expenditures at September 30, 2011 and 2010. These amounts are excluded from Expenditures for property within the investing activities section of the condensed consolidated statements of cash flows because no cash has been expended (dollars in millions):

	September 30, 2011	September 30, 2010
Accrued expenditures for property	$3,324	$2,187

Financing Cash Flows

The following table summarizes the amounts of common stock contributed to our U.S. hourly and salaried pension plans for the nine months ended September 30, 2011 and 2010. These amounts are excluded from the financing activities section of the condensed consolidated statements of cash flows because no cash has been expended (dollars in millions):

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Contribution of common stock to U.S. hourly and salaried pension plans	$1,864	$—

Refer to Note 15 for additional information on the common stock contributed to our U.S. hourly and salaried pension plans.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Labor Force

On September 28, 2011 the 2011 GM-UAW Labor Agreement (Labor Agreement), which is a collectively bargained labor agreement between us and the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW), was ratified. The Labor Agreement is effective for a four year term expiring in September 2015. The Labor Agreement includes lump sum payments in lieu of wage increases of $5,000 per employee in October 2011 and $1,000 per employee in June of 2012, 2013, and 2014. These lump sum payments will be amortized over the four year Labor Agreement period.

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

Accounting Standards Not Yet Adopted

In May 2011 the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). Key provisions of the amendments in ASU 2011-04 include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except in limited cases; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements; and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. For items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant effect on our fair value measurements utilized and the related disclosures within the condensed consolidated financial statements.

In September 2011 the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08). Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on a basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the first step of the two-step impairment test would be required. If it is not more likely than not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill at least annually for impairment. This ASU is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We adopted ASU 2011-08 effective October 1, 2011. The adoption of this ASU is not expected to have a significant effect on the conclusion reached during our annual or interim goodwill impairment assessments.

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

Acquisition of GM Financial

In October 2010 we acquired 100% of the outstanding equity interests of GM Financial (formerly AmeriCredit Corp.), an automotive finance company, for cash of $3.5 billion. The results of GM Financial are included in our results beginning October 1, 2010. The following table summarizes the actual amounts of revenue and earnings of GM Financial included in our condensed consolidated financial statements for the three and nine months ended September 30, 2011 and the supplemental pro forma revenue and earnings of the combined entity for the three and nine months ended September 30, 2010 as if the acquisition had occurred on January 1, 2010 (dollars in millions):

	GM Financial Amounts Included In Results For		Pro Forma-Combined
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Total net sales and revenue	$391	$1,016	$34,423	$99,772
Net income attributable to stockholders	$110	$330	$2,340	$5,224

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Marketable Securities

Automotive

The following table summarizes information regarding Marketable securities (dollars in millions):

	September 30, 2011				December 31, 2010
		Unrealized		Fair Value		Unrealized		Fair Value
	Cost	Gains	Losses		Cost	Gains	Losses
Marketable Securities
Available-for-sale securities
United States government and agencies	$5,199	$3	$—	$5,202	$2,023	$—	$—	$2,023
Sovereign debt	421	—	—	421	773	—	—	773
Certificates of deposit	637	—	—	637	954	—	—	954
Corporate debt	5,155	3	9	5,149	1,670	1	2	1,669

Total available-for-sale securities	11,412	6	9	11,409	5,420	1	2	5,419
Total trading securities	286	6	21	271	129	10	3	136

Total marketable securities	$11,698	$12	$30	$11,680	$5,549	$11	$5	$5,555

We maintained $94 million and $89 million of the above trading securities as compensating balances to support letters of credit of $78 million and $74 million at September 30, 2011 and December 31, 2010. We have access to these securities in the normal course of business; however, the letters of credit may be withdrawn if the minimum collateral balance is not maintained.

The following table summarizes securities classified as Cash and cash equivalents and restricted cash and marketable securities (dollars in millions):

	September 30, 2011	December 31, 2010
Securities classified as cash and cash equivalents	$14,971	$12,964
Securities classified as restricted cash and marketable securities (a)	$1,540	$1,474

(a)	Securities classified as restricted cash and marketable securities are recorded in Other current assets and deferred income taxes and Other assets and deferred income taxes.

Refer to Note 19 for classes of securities underlying Cash and cash equivalents and restricted cash and marketable securities.

The following table summarizes proceeds from and realized gains and losses on disposals of investments in marketable securities classified as available-for-sale and sold prior to maturity (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales proceeds	$715	$5	$964	$6
Realized gains	$1	$—	$1	$—
Realized losses	$2	$—	$4	$—

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value of investments classified as available-for-sale securities by contractual maturity at September 30, 2011 (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$9,441	$9,441
Due after one year through five years	1,971	1,968

Total contractual maturities of available-for-sale debt securities	$11,412	$11,409

Note 5. Finance Receivables, net

Automotive Financing — GM Financial

The following table summarizes the components of Finance receivables, net (dollars in millions):

	September 30, 2011	December 31, 2010
Pre-acquisition finance receivables	$5,076	$7,724
Post-acquisition finance receivables	4,362	924

Total finance receivables	9,438	8,648
Accretable yield	83	423
Less non-accretable discount on pre-acquisition finance receivables	(452)	(848)
Less allowance for loan losses on post-acquisition receivables	(151)	(26)

Total finance receivables, net	$8,918	$8,197

The following table summarizes activity for finance receivables (dollars in millions):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance at beginning of period	$9,110	$8,648
Loans purchased	1,358	3,845
Charge-offs	(153)	(467)
Principal collections and other	(877)	(2,588)

Balance at end of period	$9,438	$9,438

Finance contracts are purchased by GM Financial from automobile dealers without recourse, and accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

At September 30, 2011 and December 31, 2010 the accrual of finance charge income has been suspended on delinquent finance receivables of $448 million and $491 million.

GM Financial reviews its pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from its initial investment in the pre-acquisition portfolio to determine if the difference is attributable, at least, in part to credit quality. In the nine months ended September 30, 2011 improvement in the performance of the pre-acquisition portfolio indicated that the non-accretable discount exceeded expected future credit losses by $197 million. In the nine months ended September 30, 2011 GM Financial transferred this excess non-accretable discount as an offset to the accretable yield. GM Financial will recognize this excess as finance charge income over the remaining life of the portfolio.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity for the accretable yield (dollars in millions):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance at beginning of period	$109	$423
Amortization of accretable yield	(16)	(143)
Transfer from non-accretable discount	(10)	(197)

Balance at end of period	$83	$83

The following table summarizes activity for non-accretable pre-acquisition discount (dollars in millions):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance at beginning of period	$524	$848
Recoveries	70	239
Charge-offs	(132)	(438)
Transfer to accretable yield	(10)	(197)

Balance at end of period	$452	$452

The following table summarizes activity for the allowance for post-acquisition loan losses (dollars in millions):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance at beginning of period	$108	$26
Provision for loan losses	51	135
Recoveries	13	19
Charge-offs	(21)	(29)

Balance at end of period	$151	$151

Credit Quality

Credit bureau scores, generally referred to as FICO scores, are determined during GM Financial’s automotive loan origination process. The following table summarizes the credit risk profile of finance receivables by FICO score band, determined at origination (dollars in millions):

	September 30, 2011	December 31, 2010
FICO score less than 540	$1,930	$1,328
FICO score 540 to 599	4,008	3,396
FICO score 600 to 659	2,658	2,758
FICO score 660 and greater	842	1,166

Total finance receivables	$9,438	$8,648

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Delinquency

The following table summarizes finance receivables more than 30 days delinquent, but not yet in repossession, and in repossession, but not yet charged-off (dollars in millions):

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Delinquent contracts
31 to 60 days	$441	4.7%	$535	6.2%
Greater-than-60 days	165	1.7%	212	2.4%

Total finance receivables more than 30 days delinquent	606	6.4%	747	8.6%
In repossession	34	0.4%	28	0.3%

Total finance receivables more than 30 days delinquent and in repossession	$640	6.8%	$775	8.9%

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

Note 6. Securitizations

Automotive Financing — GM Financial

The following table summarizes securitization activity and cash flows from consolidated special purpose entities (SPEs) used for securitizations (dollars in millions):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Receivables securitized	$955	$3,873
Net proceeds from securitizations	$900	$3,650
Servicing fees (a)	$50	$148
Distributions from trusts	$203	$637

(a)	Cash flows received for the servicing of securitizations consolidated as VIEs are a component of GM Financial revenue.

GM Financial retains servicing responsibilities for receivables transferred to certain SPEs. At September 30, 2011 and December 31, 2010 GM Financial serviced finance receivables that have been transferred to certain SPEs of $7.9 billion and $7.2 billion.

At September 30, 2011 a Canadian subsidiary of GM Financial serviced leased assets of $1.0 billion for a third party.

Note 7. Inventories

The following table summarizes the components of our Inventories (dollars in millions):

	September 30, 2011	December 31, 2010
Productive material, work in process and supplies	$6,744	$5,487
Finished product, including service parts	8,476	6,638

Total inventories	$15,220	$12,125

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

The following table summarizes the components of Equity income, net of tax and gain on disposal of investments (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
China JVs	$387	$335	$1,215	$1,061
New Delphi (including gain on disposition)	—	23	1,727	97
Others	(10)	(7)	(39)	7

Total equity income, net of tax and gain on disposal of investments	$377	$351	$2,903	$1,165

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

Investment in China JVs

The following table summarizes our direct ownership interests in our Chinese joint ventures, collectively referred to as China JVs:

	Ownership Interest
	September 30, 2011	September 30, 2010
Shanghai General Motors Co. Ltd. (SGM) (a)	49%	49%
Shanghai GM (Shenyang) Norsom Motor Co., Ltd. (SGM Norsom)	25%	25%
Shanghai GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
Shanghai GM Dong Yue Powertrain (SGM DYPT)	25%	25%
SAIC-GM-Wuling Automobile Co., Ltd. (SGMW)	44%	34%
FAW-GM Light Duty Commercial Vehicle, Ltd. (FAW-GM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd. (PATAC)	50%	50%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Shanghai Chengxin Used Car)	33%	33%

(a)	Ownership interest in SGM was 49% in the period February 1, 2010 through September 30, 2010 and 50% in the month of January 2010.

Sales and income of our China JVs are not consolidated in our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income, net of tax and gain on disposal of investments.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and parts, and we purchase component parts and vehicles from certain nonconsolidated affiliates for resale to dealers. The following tables summarize the effects of transactions with nonconsolidated affiliates, which are not eliminated in consolidation (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Results of Operations
Automotive sales and revenue	$757	$672	$2,444	$2,093
Automotive purchases, net	$31	$782	$861	$2,411
Automotive selling, general and administrative expense	$2	$1	$8	$3
Automotive interest expense	$5	$—	$15	$—
Automotive interest income and other non-operating income, net	$15	$2	$26	$6

	September 30, 2011	December 31, 2010
Financial Position
Accounts and notes receivable, net	$747	$1,618
Accounts payable (principally trade)	$290	$641
Deferred revenue and customer deposits	$72	$9

	Nine Months Ended September 30,
	2011	2010
Cash Flows
Operating	$2,761	$547
Investing	$(1)	$(24)
Financing	$—	$—

Note 9. Goodwill

The following table summarizes the changes in the carrying amount of Goodwill (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Balance at January 1, 2011	$26,394	$3,053	$901	$165	$30,513	$1,265	$31,778
Effect of adoption of ASU 2010-28	—	(1,466)	—	—	(1,466)	—	(1,466)
Impairment charges	—	(395)	—	—	(395)	—	(395)
Deconsolidation of entity (a)	—	(36)	—	—	(36)	—	(36)
Goodwill acquired	1	—	—	—	1	14	15
Effect of foreign currency translation and other	—	38	(38)	(12)	(12)	(1)	(13)

Balance at September 30, 2011	$26,395	$1,194	$863	$153	$28,605	$1,278	$29,883

Accumulated impairment charges	$—	$(1,861)	$—	$—	$(1,861)	$—	$(1,861)

(a)	Refer to Note 8 for additional information concerning the deconsolidation of VMM.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We adopted the provisions of ASU 2010-28 on January 1, 2011. GME had a negative carrying amount and despite the fair value of GME’s equity being greater than its carrying amount, we performed Step 2 of the goodwill impairment testing analysis. The adoption of ASU 2010-28 resulted in the recognition of a cumulative-effect adjustment to beginning Retained earnings of $1.5 billion for our GME reporting unit. GME continued to have a negative carrying amount and because it was more likely than not further goodwill impairment existed at March 31, 2011, an impairment charge of $395 million was recorded in Goodwill impairment charges in the three months ended March 31, 2011. Refer to Note 2 for additional information on ASU 2010-28.

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

In performing our Step 2 analyses, we utilized a discounted cash flow methodology to estimate the fair values of GME at January 1, 2011 and March 31, 2011. These fair value estimates utilized a weighted-average cost of capital of 17.0% and 16.5% at January 1, 2011 and March 31, 2011 that considered various factors including bond yields, risk premiums, and tax rates; a terminal value that was determined using a growth model that applied a long-term growth rate of 0.5% to our projected cash flows beyond 2015; and industry sales of 18.4 million vehicles and a market share for GME of 6.6% in 2011 increasing to industry sales of 22.0 million vehicles and a 7.4% market share in 2015. The fair value of property was determined based on its highest and best use utilizing a combination of the market or sales comparison approach, the cost approach and/or the income approach. The fair values of GME’s brands were determined based on a relief from royalty method and the fair value of GME’s dealer network was determined on a cost approach. Based on these fair value measures, we determined GME’s implied goodwill represents only the fair-value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon application of fresh-start reporting.

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

Future goodwill impairments could occur within GME should the fair-value-to-U.S. GAAP differences decrease, GME continues to have a negative carrying amount, and the fair value of the GME reporting unit does not increase sufficiently to offset such decreases or such increase in fair value results in a corresponding increase in the fair value of other identifiable assets without giving rise to additional implied goodwill. The difference between these fair-value-to-U.S. GAAP differences could decrease upon an improvement in our credit rating and would decrease upon a decrease in credit spreads between high quality corporate bond rates and market interest rates, thus resulting in a decrease in the spread between our employee benefit related obligations under U.S. GAAP and their fair values. The fair-value-to-U.S. GAAP differences that gave rise to goodwill upon our application of fresh-start reporting within GME also included deferred tax asset valuation allowances. Similarly, a decrease would also occur upon reversal of our deferred tax asset valuation allowances within GME. Should the fair-value-to-U.S. GAAP differences decrease for these reasons, without an increase in the fair value of the GME reporting unit sufficient to offset such decreases, the implied goodwill balance will decline and future goodwill impairments would occur and may be material. Any declines would have a negative effect on our earnings and would be included in Goodwill impairment charges. Future goodwill impairments could also occur within our other reporting units, including GMNA, should we first fail Step 1 of the goodwill impairment testing analysis and the fair-value-to-U.S. GAAP differences noted above also decrease.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We believe future goodwill impairment charges could occur related to GME because GME has a negative carrying amount and it is possible: (1) a decrease in the credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk could occur and/or; (2) a decrease in our nonperformance risk or improvement in our credit rating could occur. Though our credit rating improved during the three months ended September 30, 2011, the fair-value-to-U.S. GAAP differences noted above did not decrease because credit spreads between high quality corporate bonds and market interest rates widened. As such, it was not more likely than not that further goodwill impairment existed at September 30, 2011. Therefore, no impairment charge was recorded during the three months ended September 30, 2011.

During the three months ended September 30, 2011 our market capitalization (including the fair value of our preferred stock and warrants) declined and at times it approximated our recorded Total equity. Despite the decline, we do not believe it is more likely than not that the fair values of our reporting units have decreased below their book values. Should the recent economic uncertainty continue, our equity price decline on a sustained basis, global economies enter into another recession and industry growth stagnates, or should we release deferred tax asset valuation allowances in certain international tax jurisdictions which could occur in the near future if additional positive evidence becomes available, the fair value of one or more of our reporting units may decrease below its book value, and future goodwill impairments that may be material could be recognized.

Note 10. Intangible Assets, net

The following table summarizes the components of Intangible assets, net (dollars in millions):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$7,742	$4,756	$2,986	$7,751	$3,650	$4,101
Brands	5,451	336	5,115	5,439	222	5,217
Dealer network and customer relationships	2,165	291	1,874	2,172	199	1,973
Favorable contracts	524	180	344	526	120	406
Other	17	13	4	19	9	10

Total amortizing intangible assets	15,899	5,576	10,323	15,907	4,200	11,707
Nonamortizing in-process research and development	175	—	175	175	—	175

Total intangible assets	$16,074	$5,576	$10,498	$16,082	$4,200	$11,882

The following table summarizes amortization expense related to intangible assets (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization expense related to intangible assets, net	$429	$604	$1,391	$2,007

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

Liabilities recognized as a result of consolidating VIEs generally do not represent claims to us and assets recognized generally are for the benefit of the VIE operations and cannot be used to satisfy our obligations. GM Korea, a non-wholly owned consolidated subsidiary that we control through a majority voting interest, is also a VIE because in the future it may require additional subordinated financial support. The creditors of GM Korea’s short-term debt of $130 million and $70 million, current derivative liabilities of $63 million and $111 million and long-term debt of $8 million and $835 million at September 30, 2011 and December 31, 2010 do not have recourse to our general credit. In February 2011 we provided a guarantee to Korea Development Bank (a minority shareholder in GM Korea), as trustee for the holders of GM Korea’s preferred shares, to redeem GM Korea’s preferred shares should GM Korea not redeem the shares. This guarantee decreased the amount of long-term debt which did not have recourse to our general credit in the nine months ended September 30, 2011.

The following table summarizes the carrying amount of consolidated VIEs that we do not control through a majority voting interest (dollars in millions):

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$94	$145
Accounts and notes receivable, net	101	121
Inventories	86	108
Other current assets	14	14
Property, net	38	44
Other assets	50	49

Total assets	$383	$481

Liabilities
Accounts payable (principally trade)	$128	$226
Short-term debt and current portion of long-term debt	11	5
Accrued liabilities	31	34
Other liabilities	46	42

Total liabilities	$216	$307

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the amounts recorded in earnings related to consolidated VIEs that we do not control through a majority voting interest (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total net sales and revenue	$171	$190	$508	$560
Automotive cost of sales	145	165	432	452
Automotive selling, general and administrative expense	10	9	24	26
Other automotive expenses, net	2	—	6	2
Automotive interest expense	1	1	4	5
Interest income and other non-operating income, net	2	1	6	4
Income tax expense	5	2	9	10
Equity income, net of tax and gain on disposal of investments	2	—	2	—

Net income	$12	$14	$41	$69

Automotive Financing — GM Financial

GM Financial finances its loan and lease origination volume through the use of credit facilities and, in the case of loan origination, through securitization trusts that issue asset-backed securities to investors. GM Financial retains an interest in these credit facilities and securitization trusts which are structured without recourse.

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

The following table summarizes the amounts recorded for nonconsolidated VIEs and the related off-balance sheet guarantees and maximum exposure to loss, excluding Ally Financial that is disclosed in Note 24 (dollars in millions):

	September 30, 2011		December 31, 2010
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Assets
Accounts and notes receivable, net	$2	$2	$108	$108
Equity in net assets of nonconsolidated affiliates	211	207	274	274
Other assets	1	1	60	59

Total assets	$214	$210	$442	$441

Liabilities
Accounts payable (principally trade)	$—	$—	$1	$—
Other liabilities	198	—	44	—

Total liabilities	$198	$—	$45	$—

Off-Balance Sheet
Loan commitments (a)		$15		$100
Other guarantees		—		3
Other liquidity arrangements (b)		224		223

Total guarantees and liquidity arrangements		$239		$326

(a)	Amounts at December 31, 2010 included undrawn loan commitments related to American Axle. In June 2011 the term loan facility was terminated.

(b)	Amounts at September 30, 2011 and December 31, 2010 represented additional contingent future capital funding requirement related to HKJV.

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

Note 12. Depreciation and Amortization

Automotive

The following table summarizes depreciation and amortization, including asset impairment charges, included in Automotive cost of sales, Automotive selling, general and administrative expense and Other automotive expenses, net (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Depreciation and impairment of plants and equipment	$375	$480	$1,378	$1,490
Amortization and impairment of special tools	473	554	1,388	1,341
Depreciation and impairment of equipment on operating leases	170	100	467	353
Amortization of intangible assets	429	604	1,391	2,007

Total depreciation, amortization and asset impairment charges	$1,447	$1,738	$4,624	$5,191

Note 13. Debt

Automotive Financing — GM Financial

Senior Notes

In June 2011 GM Financial issued 6.75% senior notes of $500 million which are due in June 2018 with interest payable semiannually. On July 1, 2011 proceeds of $71 million from this offering were used to redeem all of GM Financial’s outstanding 8.50% senior notes due in 2015. The remaining proceeds will be used for general corporate purposes.

In connection with the issuance of the 6.75% senior notes, GM Financial entered into a registration rights agreement that requires GM Financial to file a registration statement relating to the registration with the SEC of an exchange offer with respect to the 6.75% senior notes and the subsidiary guaranty. GM Financial filed the registration statement on September 12, 2011. If the registration

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement has not been declared effective by the SEC within 210 days from the original issuance of the notes or ceases to remain effective, GM Financial will be required to pay the 6.75% senior note holders a maximum of $0.50 per week of additional interest per $1,000 of principal during the time the registration statement is not effective.

Credit Facilities

The following table summarizes amounts outstanding under GM Financial credit facilities (dollars in millions):

	September 30, 2011	December 31, 2010
Syndicated warehouse facility	$117	$278
Canada lease warehouse facility	73	—
Medium-term note facility	337	490
Bank funding facility	26	64

Total credit facilities	$553	$832

The following table summarizes further details regarding terms and availability of GM Financial credit facilities at September 30, 2011 (dollars in millions):

	Facility Amount	Advances Outstanding	Assets Pledged	Restricted Cash Pledged (a)
Syndicated warehouse facility (b)	$2,000	$117	$146	$3
U.S. lease warehouse facility (c)	$600	—	—	—
Canada lease warehouse facility (d)	$576	73	101	—
Medium-term note facility (e)		337	368	84
Bank funding facility (f)		26	—	—

		$553	$615	$87

(a)	These amounts do not include cash collected on finance receivables pledged of $38 million which is included in GM Financial Restricted cash at September 30, 2011.

(b)	In February 2011 GM Financial extended the maturity date of the syndicated warehouse facility to May 2012 and increased the borrowing capacity to $2.0 billion from $1.3 billion.

(c)	In January 2011 GM Financial entered into a lease warehouse facility for lease originations in the U.S. that matures in January 2012. Borrowings on the facility are collateralized by leased assets.

(d)	In July 2011 GM Financial Canada Leasing Ltd., a subsidiary of GM Financial entered into a lease warehouse facility for lease originations in Canada that matures in July 2012. Borrowings on the facility are collateralized by leased assets. The facility amount represents CAD $600 million at September 30, 2011.

(e)	The revolving period under this facility has ended and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

(f)	The outstanding debt balance under the bank funding facility is secured by asset-backed securities of $27 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securitization Notes Payable

Securitization notes payable represents debt issued by GM Financial in securitization transactions. Debt issuance costs are amortized over the expected term of the securitizations on an effective yield basis.

The following table summarizes Securitization notes payable at September 30, 2011 (dollars in millions):

Year of Transactions	Maturity Dates (a)	Original Note Amounts	Original Weighted- Average Interest Rates	Total Receivables Pledged	Note Balance
2006	January 2014	$1,200	5.4%	$93	$85
2007	October 2013 – March 2016	$1,000 - 1,500	5.2% - 5.5%	1,026	967
2008 (b)	October 2014 – April 2015	$500 - 750	6.0% - 10.5%	590	229
2009	January 2016 – July 2017	$227 - 725	2.7% - 7.5%	480	341
2010	June 2016 – January 2018	$200 - 850	2.2% - 3.8%	2,243	1,948
2011	February 2017 – January 2019	$800 - 1,000	2.4% - 2.6%	3,436	3,231
BV2005 (c)	June 2014	$220	5.1%	6	7
LB2007 (c)	January 2014	$486	5.0%	45	42

				$7,919	6,850

Purchase accounting premium					52

Total securitization notes payable					$6,902

(a)	Maturity dates represent final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the trusts.

(b)	Note balance does not include asset-backed securities of $27 million pledged to the bank funding facility.

(c)	Transactions relate to certain SPEs acquired by GM Financial.

Note 14. Product Warranty Liability

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities (dollars in millions):

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$6,789	$7,030
Warranties issued and assumed in period	2,290	2,312
Payments	(2,862)	(2,680)
Adjustments to pre-existing warranties	468	100
Effect of foreign currency translation	(52)	(6)

Balance at end of period	$6,633	$6,756

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15. Pensions and Other Postretirement Benefits

Contributions

In January 2011 we completed the previously announced voluntary contribution of 61 million shares of our common stock to our U.S. hourly and salaried pension plans. At the time of contribution, the fair value was $2.2 billion for funding purposes. This was a voluntary contribution that is above our minimum funding requirements of the pension plans. The contributed shares qualified as a plan asset for funding purposes at the time of contribution and as a plan asset valued at $1.9 billion for accounting purposes in July 2011. We are evaluating whether we will make additional voluntary contributions to our U.S. pension plans.

The following tables summarize the components of pension and other postretirement benefits (OPEB) expense (income) (dollars in millions):

	U.S. Plans Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of income
Service cost	$158	$128	$473	$387
Interest cost	1,229	1,338	3,686	4,014
Expected return on plan assets	(1,673)	(1,639)	(5,019)	(4,914)
Amortization of prior service credit	(1)	—	(1)	(1)
Curtailments, settlements and other	—	—	(23)	—

Net periodic pension income	$(287)	$(173)	$(884)	$(514)

	Non-U.S. Plans Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of expense
Service cost	$129	$98	$321	$287
Interest cost	308	287	922	883
Expected return on plan assets	(233)	(242)	(700)	(733)
Amortization of prior service credit	(1)	—	(2)	(1)
Recognized net actuarial loss	—	7	1	12
Curtailments, settlements and other	3	(9)	(13)	30

Net periodic pension expense	$206	$141	$529	$478

	U.S. Plans OPEB
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of expense
Service cost	$5	$8	$18	$18
Interest cost	66	72	201	216
Amortization of prior service credit	(10)	—	(10)	—
Recognized net actuarial loss	2	—	4	—

Net periodic OPEB expense	$63	$80	$213	$234

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Non-U.S. Plans OPEB
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of expense
Service cost	$8	$6	$25	$22
Interest cost	54	51	159	149
Amortization of prior service credit	(2)	(2)	(7)	(6)
Curtailments, settlements and other	—	—	—	3

Net periodic OPEB expense	$60	$55	$177	$168

Significant Plan Amendments, Benefit Modifications and Related Events

The Labor Agreement includes a provision that the Personal Retirement Plan, which is a cash balance pension plan for entry level employees, will be frozen on January 2, 2012 and terminated on June 30, 2012, subject to required regulatory approvals. Participants in the Personal Retirement Plan and all employees hired on or after October 1, 2007 will participate in a defined contribution plan.

Remeasurements

In the three months ended September 30, 2011 the Legal Services Plan, which provides legal services to U.S. hourly employees and retirees, was remeasured as a result of the Labor Agreement provisions which terminate the plan effective December 31, 2013. The negotiated termination has been accounted for as a negative plan amendment resulting in a decrease in the OPEB liability and a pre-tax increase of $266 million in the prior service credit component of Accumulated other comprehensive income, which will be amortized through December 31, 2013.

In the three months ended March 31, 2011 certain pension plans in GME were remeasured as part of our goodwill impairment analysis, resulting in a decrease of $272 million in the Pensions liability and a pre-tax increase in the net actuarial gain component of Accumulated other comprehensive income. Refer to Notes 2 and 9 for additional information on our impairment of Goodwill.

In the three months ended September 30, 2010 the U.S. hourly defined benefit pension plan was amended to create a legally separate new defined benefit pension plan for entry level participants who are covered by the cash balance benefit formula, referred to as the Personal Retirement Plan. The underlying benefits offered to plan participants were unchanged. The remeasurement used a discount rate of 4.6% and increased the projected benefit obligations (PBO) by $5.8 billion. A discount rate of 5.5% was used at December 31, 2009. Additionally, higher than expected asset returns partially offset the discount rate effects and the remeasurement resulted in an increase of $2.4 billion in the Pensions liability and a pre-tax decrease in the net actuarial gain component of Accumulated other comprehensive income. The remeasurement of the plan did not affect net periodic pension expense for the three and nine months ended September 30, 2010.

In the three months ended June 30, 2010 certain pension plans in GME were remeasured as part of our goodwill impairment analysis, resulting in an increase of $388 million in the Pensions liability and a pre-tax increase in the net actuarial loss component of Accumulated other comprehensive income.

Canadian Health Care Trust

As previously reported, in December 2009 and May 2010 in furtherance of implementing its restructuring plan and pursuant to a June 2009 agreement between General Motors of Canada Limited (GMCL) and the Canadian Auto Workers Union (CAW) to establish an independent Canadian Health Care Trust (HCT) to provide retiree healthcare benefits to certain active and retired employees, litigation commenced regarding GMCL’s right to unilaterally amend and terminate postretirement healthcare benefits. The

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

parties reached a settlement to consensually resolve the litigation, which was approved on September 13, 2011 by the Ontario Superior Court and was approved on September 19, 2011 by the Quebec Superior Court. At September 30, 2011 the settlement was not implemented because certain conditions precedent to the settlement had not been met, including the expiration of the time period allowed for individual CAW retirees and surviving spouses to decide to opt out of participation in the class action process. GMCL is obligated to make a payment to the HCT of CAD $1.0 billion within 10 days of the HCT implementation date, October 31, 2011, which it will fund out of its CAD $1.0 billion escrow funds, adjusted for the net difference between the amount of retiree monthly contributions received during the period January 1, 2010 through the HCT implementation date less the cost of benefits paid for claims incurred by covered employees during this period and certain related costs. GMCL also provided to the HCT a CAD $800 million note payable with interest accruing at an annual rate of 7.0% starting January 1, 2010 with five equal annual installments of CAD $256 million due December 31, 2014 through 2018. In addition, GMCL will make two additional payments of CAD $130 million each on December 31, 2014 and 2015. Concurrent with the implementation of the HCT, GMCL is legally released from all obligations associated with the cost of providing retiree healthcare benefits to CAW retirees and surviving spouses bound by the class action process and to CAW active employees as of June 8, 2009. As a result of conditions precedent to the settlement not having yet been achieved as of September 30, 2011, there was no accounting recognition for the HCT at September 30, 2011.

In October 2011 the time period allowed for individual CAW retirees and surviving spouses to decide to opt out of participation in the class action process elapsed. The conditions precedent to the settlement have been achieved and the HCT implementation date occurred on October 31, 2011, with the transfer of escrow funds to occur in November. We will account, in the three months ending December 31, 2011 for the related termination of CAW hourly retiree healthcare benefits as a settlement, and record a gain of approximately $800 million, based upon the difference between the fair value of the notes of approximately $1.1 billion and cash contributed and the healthcare plan obligation (as at the implementation date) relating to individuals who in the future will have their health care benefits provided by the HCT.

Note 16. Derivative Financial Instruments and Risk Management

Automotive

At September 30, 2011 and December 31, 2010 no outstanding derivative contracts were designated in hedging relationships other than those derivative contracts designated in a hedging relationship by GM Financial. Refer to Note 19 for additional information on the fair value measurements of our derivative instruments.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our counterparty credit risk related to derivative positions (dollars in millions):

	September 30, 2011	December 31, 2010
Collateral held from counterparties (a)	$12	$74
Gross derivative asset position exposed to loss (b)(c)	$45	$143
Net derivative asset position exposed to loss (b)(d)	$14	$108

(a)	Related obligation is recorded in Accrued liabilities.

(b)	Embedded derivatives have been excluded from this table.

(c)	Represents the maximum exposure to loss on derivative asset positions calculated as the gross derivative asset position less collateral we held.

(d)	Net exposure to loss calculated as net derivative asset position for all counterparties with which we were in a net asset position, less the collateral we held.

At September 30, 2011 substantially all derivative counterparty exposures were with counterparties that were rated A- or higher.

Credit Risk Related Contingent Features

Certain of our agreements with counterparties require that we provide cash collateral for net liability positions that we may have with such counterparty. At September 30, 2011 no collateral was posted related to derivative instruments, and we did not have any agreements with counterparties to derivative instruments containing covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that such covenants are violated.

Fair Value of Derivatives

The following table summarizes the fair value of our derivative instruments (dollars in millions):

	September 30, 2011		December 31, 2010
	Asset Derivatives (a)(b)	Liability Derivatives (c)(d)	Asset Derivatives (a)(b)	Liability Derivatives (c)(d)
Current Portion
Foreign currency exchange	$46	$63	$80	$113
Commodity	7	—	93	2
Embedded	26	2	—	—

Total current portion	$79	$65	$173	$115

Non-Current Portion
Commodity	$—	$—	$—	$7
Embedded	115	5	—	—
Warrants	—	—	44	—

Total non-current portion	$115	$5	$44	$7

(a)	Current portion recorded in Other current assets and deferred income taxes.

(b)	Non-current portion recorded in Other assets.

(c)	Current portion recorded in Accrued liabilities.

(d)	Non-current portion recorded in Other liabilities and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and (Losses) on Derivatives

The following table summarizes gains and (losses) on derivatives recorded in Interest income and other non-operating income, net (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Derivative Instruments
Foreign currency exchange	$(77)	$35	$(52)	$65
Commodity	(28)	14	(73)	(39)
Embedded	(3)	—	143	—
Warrants	—	4	4	4

Total gains (losses) recorded in interest income and other non-operating income, net	$(108)	$53	$22	$30

Commodity Notionals

The following table summarizes the notional amounts of our commodity derivative contracts (units in thousands):

	Units	September 30, 2011	December 31, 2010
Commodity
Aluminum and aluminum alloy	Metric tons	538	448
Copper	Metric tons	55	44
Lead	Metric tons	79	69
Heating oil	Gallons	139,566	125,160
Palladium	Troy ounce	581	444
Platinum	Troy ounce	99	91
Electricity (embedded derivative)	MWh	1,107	1,304

Foreign Currency Exchange Notionals

The following table summarizes the notional amounts of our foreign currency exchange derivatives (dollars in millions):

	September 30, 2011	December 31, 2010
Foreign currency exchange	$5,980	$5,910
Embedded foreign currency exchange	$1,455	$1,421

In 2010 we entered into a long-term supply agreement which provides for pricing to be partially denominated in a currency other than the functional currency of the parties to the contract. This pricing feature was determined to be an embedded derivative which we have bifurcated for valuation and accounting purposes. The fair value of this embedded derivative was an asset of $138 million at September 30, 2011 and insignificant at December 31, 2010.

Other Derivatives

In February 2011 we exercised our warrants to purchase American Axle common stock. The shares acquired upon exercise were sold in February 2011 and we received proceeds of $48 million. At December 31, 2010 the fair value of these warrants was $44 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with our investment in New Delphi, which we accounted for using the equity method, we recorded our share of New Delphi’s other comprehensive income (loss) in Accumulated other comprehensive income. In the three months ended March 31, 2011 we recorded cash flow hedging gains of $13 million and in the three and nine months ended September 30, 2010 we recorded cash flow hedging losses of $5 million and $20 million related to our share of New Delphi’s hedging losses. In March 2011 we sold our interests in New Delphi. As a result, previously recorded cash flow hedging losses of $10 million in Accumulated other comprehensive income were reclassified to earnings and recorded in the gain on sale of New Delphi. Refer to Note 8 for additional information on the sale of our interests in New Delphi.

Automotive Financing — GM Financial

GM Financial is exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on its credit facilities and on certain securitization notes payable.

The effect of derivative instruments on earnings and Accumulated other comprehensive income was insignificant for the three and nine months ended September 30, 2011.

The following table summarizes interest rate swaps, caps and foreign currency exchange derivatives (dollars in millions):

	September 30, 2011		December 31, 2010
	Notional	Fair Value	Notional	Fair Value
Assets (a)
Interest rate swaps	$628	$9	$1,227	$23
Interest rate caps	1,613	6	946	8

Total assets	$2,241	$15	$2,173	$31

Liabilities (b)
Interest rate swaps	$628	$16	$1,227	$47
Interest rate caps	1,567	7	832	8
Foreign currency exchange derivatives (c)	—	—	49	2

Total liabilities	$2,195	$23	$2,108	$57

(a)	Recorded in GM Financial Other assets.

(b)	Recorded in GM Financial Other liabilities.

(c)	Notional has been translated from Canadian Dollars to U.S. Dollars at the December 31, 2010 rates.

Credit Risk Related Contingent Features

Under the terms of the above derivative financial instruments, GM Financial is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. At September 30, 2011 and December 31, 2010 these restricted cash accounts totaled $36 million and $33 million and are included in GM Financial Restricted cash.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Commitments and Contingencies

The following tables summarize information related to Commitments and contingencies (dollars in millions):

	September 30, 2011		December 31, 2010
	Liability Recorded	Maximum Liability (a)	Liability Recorded	Maximum Liability (a)
Guarantees (b)
Operating leases	$—	$28	$7	$59
Ally Financial commercial loans	$—	$17	$—	$17
Supplier commitments, third party commercial loans and other obligations	$7	$201	$—	$119
Other product-related claims	$57	$872	$50	$841

(a)	Calculated as future undiscounted payments.

(b)	Excludes residual support and risk sharing programs and vehicle repurchase obligations related to Ally Financial.

	September 30, 2011	December 31, 2010
	Liability Recorded	Liability Recorded
Environmental liability (a)	$183	$195
Product liability	$466	$365
Other litigation-related liabilities and tax administrative matters (b)	$1,301	$1,471

(a)	Includes $41 million and $45 million recorded in Accrued liabilities at September 30, 2011 and December 31, 2010, and the remainder was recorded in Other liabilities and deferred income taxes.

(b)	Consists primarily of tax related litigation and administrative matters not recorded pursuant to ASC 740, “Income Taxes” (ASC 740) as well as various non-U.S. labor related matters.

Guarantees

We have provided guarantees related to the residual value of certain operating leases. These guarantees terminate in years ranging from 2016 to 2035. Certain leases contain renewal options.

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

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered. At September 30, 2011 any proceeds we would receive from collateral were insignificant.

In connection with certain divestitures of assets or operating businesses, we have entered into agreements indemnifying certain buyers and other parties with respect to environmental conditions pertaining to real property we owned. We periodically enter into agreements that incorporate indemnification provisions in the normal course of business. It is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. Immaterial amounts have been recorded for such obligations as the majority of them are not probable or estimable at this time, and the fair value of the guarantees at issuance was insignificant.

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Accordingly, it is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At September 30, 2011 we estimate the remediation losses could range from $150 million to $360 million.

Product Liability

With respect to product liability claims involving our and Old GM’s products, it is believed that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess insurance coverage. Although punitive damages are claimed in some of these lawsuits, and such claims are inherently unpredictable, accruals incorporate historic experience with these types of claims. Liabilities have been recorded in Accrued liabilities for the expected cost of all known product liability claims plus an estimate of the expected cost for all product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured.

In accordance with our assumption from MLC of dealer sales and service agreements, we indemnify dealers for certain product liability related claims. Our experience related to dealer indemnification obligations where we are not a party arising from incidents prior to July 10, 2009 is limited. We monitor actual claims experience for consistency with this estimate and make periodic adjustments as appropriate. Based on both management judgments concerning the projected number and value of both dealer

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnification obligations and product liability claims against us, we have applied appropriate actuarial methodologies and estimated the associated liability. We expect our product liability reserve to rise in future periods as new claims arise from incidents subsequent to July 9, 2009.

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

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which it is believed that losses are probable and can be reasonably estimated, the majority of which are associated with tax-related matters not recorded pursuant to ASC 740 as well as various non-U.S. labor-related matters. Tax related matters not recorded pursuant to ASC 740 (indirect tax-related matters) are items being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance, and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow; such escrow deposits may range from $530 million to $700 million. Some of the matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2011. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. These accrued reserves represent the best estimate of amounts believed to be our liability in a range of expected losses. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

Commencing on or about September 29, 2010, current and former hourly employees of GM Korea, our majority-owned affiliate in the Republic of Korea, filed six separate group actions in the Incheon District Court in Incheon, Korea. The cases allege that GM Korea failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. Similar cases have been brought against other large employers in the Republic of Korea. GM Korea’s accrual balance at September 30, 2011 was 135 billion Korean Won (equivalent to $114 million) in connection with these cases. The current estimate of the value of plaintiffs’ claim, if allowed in full, exceeds the accrual by 533 billion Korean Won (equivalent to $452 million). GM Korea believes the claims are without merit but, given the inherent uncertainties of the litigation process and further uncertainties arising because this litigation is at its earliest stages, this amount represents the high end of the range of reasonably possible liability exposure. Both the scope of claims asserted and GM Korea’s assessment of any or all of individual claim elements may change. This accrual is included in the reserves for non-U.S. labor-related matters.

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

On April 6, 2010 the UAW filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached an obligation to contribute $450 million to the UAW Retiree Medical Benefits Trust (New VEBA). The UAW alleges that we were required to make this contribution pursuant to the UAW-Delphi-GM Memorandum of Understanding Delphi Restructuring dated June 22, 2007 (Restructuring Agreement). The possible loss is $450 million, which is the amount claimed, but we believe that the claim is without merit and we have no accrual relating to this litigation. We filed a motion in the U.S. Bankruptcy Court for the Southern District of New York asserting that the UAW’s claim is barred by the U.S. Bankruptcy Court approved 2009 UAW Retiree Settlement Agreement and by other orders issued by the U.S. Bankruptcy Court that preclude additional GM contributions to the New VEBA. We also maintain that Delphi Corporation’s bankruptcy plan of reorganization did not fulfill the applicable conditions of the Restructuring Agreement and therefore payment would not be due even in the absence of the 2009 UAW Retiree Settlement Agreement. On August 23, 2011, the U.S. Bankruptcy Court issued an opinion abstaining from hearing the case, which will accordingly be litigated in Federal Court in U.S. District Court for the Eastern District of Michigan.

Liability Related to Contingently Issuable Shares

Under the Amended and Restated Master Sale and Purchase Agreement, as amended between us and Old GM and certain of its direct and indirect subsidiaries, we are obligated to issue additional shares of our common stock to MLC (Adjustment Shares) in the event that allowed general unsecured claims against MLC, as estimated by the U.S. Bankruptcy Court for the Southern District of New York, exceed $35.0 billion. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions). The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum number of Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. At September 30, 2011 and December 31, 2010 we concluded it was not probable that general unsecured claims would exceed $35.0 billion. We believe it is reasonably possible that general unsecured claims allowed against MLC will range between $32.5 billion and $36.0 billion.

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan agreed to with European labor representatives, we have committed to achieving specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we fail to accomplish the requirements set out under the agreement, we will be required to pay certain amounts up to Euro 265 million for each of those years, and/or interest on those amounts, to our employees. Certain inventory with a carrying amount of $217 million and $193 million at September 30, 2011 and December 31, 2010 was pledged as collateral under the agreement. Through September 30, 2011 spending was sufficient to meet the current requirements under the agreement and the specified milestones have been accomplished. Management has the intent and believes it has the ability to meet the future requirements under the agreement.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18. Income Taxes

For interim income tax reporting we estimate our annual effective tax rate and apply it to year to date ordinary income/loss. The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded.

In interim periods, income tax expense is comprised of two key elements: (1) the amount necessary to appropriately state the year to date estimated tax expense of entities included in our effective tax rate calculation, which is calculated as the difference between the amount currently estimated for the year to date period and the amount previously recorded in prior interim periods; and (2) the tax effect of unusual or infrequent items that occur in the period.

In the three months ended September 30, 2011 the income tax expense of $107 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation partially offset by a tax benefit attributable to previously unrecognized tax benefits in various jurisdictions. This benefit includes reductions in interest expense associated with these previously unrecognized tax benefits. In the nine months ended September 30, 2011 income tax expense of $183 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation partially offset by tax benefit attributable to previously unrecognized tax benefits in various jurisdictions. This benefit includes reductions in interest expense and valuation allowances associated with these previously unrecognized tax benefits. The effective tax rate is lower than the applicable statutory tax rate, due primarily to income earned in jurisdictions for which a full valuation allowance is recorded.

In the three months ended September 30, 2010 income tax benefit of $25 million primarily resulted from income tax provisions attributable to profitable entities of $50 million included in our effective tax rate calculation offset by net tax benefit of $75 million attributable to unusual or infrequent items, none of which had a significant effect on tax expense either individually or in aggregate. In the nine months ended September 30, 2010 income tax expense of $845 million primarily resulted from income tax provisions for profitable entities and a taxable foreign currency gain in Venezuela. As a result of the official devaluation of the Venezuelan currency in the nine months ended September 30, 2010, we recorded income tax expense related to the foreign currency exchange gain on the net monetary position of our foreign currency denominated assets.

We file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2002 to 2010 with various significant tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. In addition the global nature of our operations means that transfer pricing disputes may arise.

In the three months ended June 30, 2011 we settled a Brazilian income tax matter for $241 million that was reserved and disclosed in a prior period.

At September 30, 2011 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next 12 months.

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

Financial instruments are transferred in and/or out of Level 1, 2 or 3 at the beginning of the accounting period in which there is a change in the valuation inputs.

Securities are classified in Level 1 when quoted prices in an active market for identical securities are available. If quoted market prices are not available, fair values of securities are determined using prices from a pricing service, pricing models, quoted prices of securities with similar characteristics or discounted cash flow models and are generally classified in Level 2. These prices represent non-binding quotes. U.S. government and agency securities, certificates of deposit, commercial paper and corporate debt securities are classified in Level 2. Our pricing vendor utilizes industry-standard pricing models that consider various inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities as well as other relevant economic measures. Securities are classified in Level 3 in certain cases where there are significant unobservable inputs to the valuation in the marketplace. Level 3 financial instruments typically include, in addition to the unobservable inputs, observable components that are validated to external sources.

We measure fair value of our marketable securities using a market approach where identical or comparable prices are available, and an income approach in other cases. We obtain the majority of the prices used in this valuation from a pricing service. We conduct an annual review of our pricing service. This review includes discussion and analysis of the inputs used by the pricing service to provide prices for the types of securities we hold. These inputs include prices for comparable securities, bid/ask quotes, interest rate yields, and prepayment speeds. Based on our review we believe the prices received from our pricing service are a reliable representation of exit prices.

All derivatives are recorded at fair value. Internal models are used to value a majority of derivatives. The models use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors and current and forward market prices for commodities and foreign currency exchange rates. Level 2 includes certain foreign currency derivatives, commodity derivatives, interest rate caps, and warrants. Derivative contracts and other liabilities that are valued based upon models with significant unobservable market inputs are classified in Level 3. Level 3 derivative contracts include certain foreign currency derivatives, embedded derivatives and interest rate swaps.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Automotive

Fair Value Measurements on a Recurring Basis

The following tables summarize the financial instruments measured at fair value on a recurring basis (dollars in millions):

	Fair Value Measurements on a Recurring Basis at September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)
United States government and agency	$—	$99	$—	$99
Sovereign debt	—	2,681	—	2,681
Certificates of deposit	—	3,705	—	3,705
Money market funds	2,079	—	—	2,079
Commercial paper	—	6,407	—	6,407
Marketable securities
Trading securities
Equity	32	—	—	32
Sovereign debt	—	166	—	166
Other debt	—	73	—	73
Available–for–sale securities
United States government and agency	—	5,202	—	5,202
Sovereign debt	—	421	—	421
Certificates of deposit	—	637	—	637
Corporate debt	—	5,149	—	5,149
Other assets (a)(b)
Debt	—	1,038	—	1,038
Money market funds	405	—	—	405
Other	3	97	—	100
Derivatives
Foreign currency exchange	—	46	—	46
Commodity	—	7	—	7
Embedded	—	3	138	141

Total assets	$2,519	$25,731	$138	$28,388

Liabilities
Other liabilities (c)
Options	$—	$—	$89	$89
Derivatives
Foreign currency exchange	—	63	—	63
Embedded	—	7	—	7

Total liabilities	$—	$70	$89	$159

(a)	Cash and time deposits, including those classified as restricted cash, have been excluded from this table.

(b)	Other assets are recorded in Other current assets and deferred income taxes and Other assets and deferred income taxes.

(c)	Other liabilities are recorded in Accrued liabilities and Other liabilities and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements on a Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)
United States government and agency	$—	$1,085	$—	$1,085
Sovereign debt	—	523	—	523
Certificates of deposit	—	2,705	—	2,705
Money market funds	4,844	—	—	4,844
Commercial paper	—	3,807	—	3,807
Marketable securities
Trading securities
Equity	21	17	—	38
Sovereign debt	—	32	—	32
Other debt	—	66	—	66
Available–for–sale securities
United States government and agency	—	2,023	—	2,023
Sovereign debt	—	773	—	773
Certificates of deposit	—	954	—	954
Corporate debt	—	1,669	—	1,669
Other assets (a)(b)
Debt	—	1,129	—	1,129
Money market funds	345	—	—	345
Other	5	—	10	15
Derivatives
Foreign currency exchange	—	80	—	80
Commodity	—	93	—	93
Warrants	—	44	—	44

Total assets	$5,215	$15,000	$10	$20,225

Liabilities
Other liabilities (c)
Options	$—	$—	$24	$24
Derivatives
Foreign currency exchange	—	113	—	113
Commodity	—	9	—	9

Total liabilities	$—	$122	$24	$146

(a)	Cash and time deposits, including those classified as restricted cash, have been excluded from this table.

(b)	Other assets are recorded in Other current assets and deferred income taxes and Other assets and deferred income taxes.

(c)	Other liabilities are recorded in Accrued liabilities and Other liabilities and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring Basis using Level 3 Inputs

The following tables summarize the activity for financial instruments classified in Level 3 (dollars in millions):

	Level 3 Net Assets and (Liabilities) (a)
	Embedded Derivatives	Options	Other Securities	Total Net Assets (Liabilities)
Balance at July 1, 2011	$145	$(76)	$10	$79
Transfer in and/or out of Level 3	—	—	—	—
Total realized/unrealized gains (losses)
Included in earnings	—	(13)	(10)	(23)
Included in Other comprehensive income	(7)	—	—	(7)
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—

Balance at September 30, 2011	$138	$(89)	$—	$49

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets/liabilities still held at the reporting date	$—	$(13)	$(10)	$(23)

	Level 3 Net Assets and (Liabilities) (a)
	Embedded Derivatives	Options	Other Securities	Total Net Assets (Liabilities)
Balance at January 1, 2011	$—	$(24)	$10	$(14)
Transfer in and/or out of Level 3	—	—	—	—
Total realized/unrealized gains (losses)
Included in earnings	140	(65)	(10)	65
Included in Other comprehensive income	(2)	—	—	(2)
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—

Balance at September 30, 2011	$138	$(89)	$—	$49

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets/liabilities still held at the reporting date	$140	$(65)	$(10)	$65

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Level 3 Net Assets and (Liabilities) (a)
	Foreign Currency Derivatives	Options	Total Net Assets (Liabilities)
Balance at July 1, 2010	$(338)	$(24)	$(362)
Transfer in and/or out of Level 3	2	—	2
Total realized/unrealized gains (losses)
Included in earnings	30	—	30
Included in Other comprehensive income	(13)	—	(13)
Purchases, issuances, and settlements	136	—	136

Balance at September 30, 2010	$(183)	$(24)	$(207)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$34	$—	$34

	Level 3 Net Assets and (Liabilities) (a)
	Foreign Currency Derivatives	Options	Total Net Assets (Liabilities)
Balance at January 1, 2010	$(672)	$—	$(672)
Transfer in and/or out of Level 3	2	—	2
Total realized/unrealized gains (losses)
Included in earnings	103	(3)	100
Included in Other comprehensive income	(10)	—	(10)
Purchases, issuances, and settlements	394	(21)	373

Balance at September 30, 2010	$(183)	$(24)	$(207)

Amount of total gains and (losses) in the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$40	$(3)	$37

(a)	Realized and unrealized gains (losses) are recorded in Interest income and other non-operating income, net and foreign currency translation gains (losses) are recorded in Accumulated other comprehensive income.

Short-Term and Long-Term Debt

We determined the fair value of debt based on a discounted cash flow model which used benchmark yield curves plus a spread that represented the yields on traded bonds of companies with comparable credit ratings.

The following table summarizes the carrying amount and estimated fair values of short-term and long-term debt (dollars in millions):

	September 30, 2011	December 31, 2010
Carrying amount (a)	$4,210	$4,630
Fair value (a)	$4,272	$4,840

(a)	Accounts and notes receivable, net and Accounts payable (principally trade) are not included because the carrying amount approximates fair value due to their short-term nature.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ally Financial Common and Preferred Stock

We estimated the fair value of Ally Financial common stock using a market approach that applies the average price to tangible book value multiples of comparable companies to the consolidated Ally Financial tangible book value. The significant inputs used in our fair value analysis were Ally Financial’s financial statements, as well as the financial statements and price to tangible book value multiples of comparable companies in the banking and finance industry, resulting in a Level 3 measure.

In March 2011 our investment in Ally Financial preferred stock was sold through a public offering for net proceeds of $1.0 billion. The gain of $0.3 billion related to the sale was recorded in Interest income and other non-operating income, net.

The following table summarizes the carrying amount and estimated fair value of Ally Financial common and preferred stock (dollars in millions):

	September 30, 2011	December 31, 2010
Common stock
Carrying amount (a)	$958	$964
Fair value	$695	$1,031
Preferred stock
Carrying amount		$665
Fair value		$1,055

(a)	Investment in Ally Financial common stock at December 31, 2010 includes a 4.0% direct ownership and a 5.9% ownership held indirectly through an independent trust. In May 2011 we transferred all directly held shares to the independent trust.

As indicated in the table above, at September 30, 2011 the carrying amount of our investment in Ally Financial common stock exceeded our estimate of its fair value. The financial markets, in particular the share prices for comparable companies in the banking and financial services industry, are currently experiencing significant volatility stemming, in part, from many broader macroeconomic uncertainties, including the eurozone debt crisis, an increasing risk of another recession and concerns about mortgage-related liabilities. It is reasonably possible that in a market-based transaction the actual fair value of Ally Financial common stock would be a value other than the estimated fair value. In addition, we assessed whether the decline in value represented an other-than-temporary impairment and concluded that the impairment is temporary. We believe that the recent economic uncertainty is weighing heavily on the valuation of financial institutions, including Ally Financial, and has resulted in significant volatility in the financial markets. We believe that this is a temporary condition. Should market conditions not recover in the near term, or the decline in fair value remain for an extended duration, we may conclude the impairment is other than temporary, resulting in an impairment charge. We currently have the ability and intent to hold the investment until its fair value recovers. We can cause the trustee to return all Ally Financial common stock currently held in the trust to us to hold directly.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Automotive Financing — GM Financial

Fair Value Measurements on a Recurring Basis

The following tables summarize the financial instruments measured at fair value on a recurring basis (dollars in millions):

	Fair Value Measurements on a Recurring Basis at September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)
Money market funds	$239	$—	$—	$239
Restricted cash (a)
Money market funds	975	—	—	975
Derivatives
Interest rate swaps (b)	—	—	9	9
Interest rate caps (b)	—	6	—	6

Total assets	$1,214	$6	$9	$1,229

Liabilities
Derivatives
Interest rate swaps (b)	$—	$—	$16	$16
Interest rate caps (b)	—	7	—	7

Total liabilities	$—	$7	$16	$23

	Fair Value Measurements on a Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (a)
Money market funds	$167	$—	$—	$167
Restricted cash (a)
Money market funds	952	—	—	952
Derivatives
Interest rate swaps (b)	—	—	23	23
Interest rate caps (b)	—	8	—	8

Total assets	$1,119	$8	$23	$1,150

Liabilities
Derivatives
Interest rate swaps (b)	$—	$—	$47	$47
Interest rate caps (b)	—	8	—	8
Foreign currency exchange	—	2	—	2

Total liabilities	$—	$10	$47	$57

(a)	Cash deposits and cash held in Guaranteed Investment Contracts have been excluded.

(b)	The fair value of interest rate swap and cap derivatives are based upon quoted market prices when available. If quoted prices are not available, the fair value is estimated by discounting future net cash flows expected to be settled using a current risk adjusted rate.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring Basis using Level 3 Inputs

The following tables summarize the activity for financial instruments classified in Level 3 (dollars in millions):

	Assets	Liabilities
	Interest Rate Swap Derivatives	Interest Rate Swap Derivatives
Balance at July 1, 2011	$13	$(24)
Transfers in and/or out of Level 3	—	—
Total realized/unrealized gains (losses)
Included in earnings	1	—
Included in other comprehensive income (loss)	—	(1)
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	(5)	9

Balance at September 30, 2011	$9	$(16)

	Assets	Liabilities
	Interest Rate Swap Derivatives	Interest Rate Swap Derivatives
Balance at January 1, 2011	$23	$(47)
Transfers in and/or out of Level 3	—	—
Total realized/unrealized gains (losses)
Included in earnings	1	—
Included in other comprehensive income (loss)	—	(2)
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	(15)	33

Balance at September 30, 2011	$9	$(16)

The following table summarizes estimated fair values, carrying amounts and various methods and assumptions used in valuing GM Financial’s financial instruments (dollars in millions):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Finance receivables, net (a)	$8,918	$9,116	$8,197	$8,186

Financial liabilities
Syndicated and lease warehouse facilities (b)	$190	$190	$278	$278
Medium term note facility and bank funding facility (c)	$363	$363	$554	$554
Securitization notes payable (c)	$6,902	$6,928	$6,128	$6,107
Senior notes and convertible senior notes (c)	$501	$481	$72	$72

(a)	The fair value of the finance receivables is estimated based upon forecasted cash flows discounted using a pre-tax weighted-average cost of capital. The forecast includes factors such as prepayment, defaults, recoveries and fee income assumptions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	The syndicated and lease warehouse facilities have variable rates of interest and maturities of approximately one year. The carrying amount is considered to be a reasonable estimate of fair value.

(c)	The fair values of the medium term note and bank funding facility, securitization notes payable and senior notes and convertible senior notes are based on quoted market prices, when available. If quoted market prices are not available, the fair value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

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

The following table summarizes the reserves related to restructuring and other initiatives (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total Automotive
Balance at January 1, 2011	$1,135	$664	$3	$—	$1,802
Additions	26	33	—	1	60
Interest accretion and other	7	24	—	—	31
Payments	(129)	(205)	(2)	(1)	(337)
Revisions to estimates	7	—	—	—	7
Effect of foreign currency translation	16	34	—	—	50

Balance at March 31, 2011	1,062	550	1	—	1,613

Additions	8	62	—	1	71
Interest accretion and other	6	16	—	—	22
Payments	(109)	(76)	—	(1)	(186)
Revisions to estimates	(8)	—	—	—	(8)
Effect of foreign currency translation	(1)	11	—	—	10

Balance at June 30, 2011	958	563	1	—	1,522

Additions	19	81	—	1	101
Interest accretion and other	5	25	—	—	30
Payments	(66)	(70)	—	(1)	(137)
Revisions to estimates	71	—	—	—	71
Effect of foreign currency translation	(30)	(29)	—	—	(59)

Balance at September 30, 2011 (a)	$957	$570	$1	$—	$1,528

(a)	The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits for GMNA, primarily relate to postemployment benefits to be paid.

GMNA recorded charges, interest accretion and other and revisions to estimates that increased the reserves by $95 million and $141 million in the three and nine months ended September 30, 2011. These increases were primarily related to: (1) changes to UAW hourly layoff benefits primarily related to the Labor Agreement; (2) Canadian restructuring activities and (3) a special attrition program for skilled trade U.S. hourly employees.

The Labor Agreement includes cash severance incentive programs which may range up to $90 million through March 31, 2012 for skilled trade employees that will be included in our restructuring liability upon irrevocable acceptances by both parties.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GME recorded charges and interest accretion and other of $106 million and $241 million for separation programs in the three and nine months ended September 30, 2011 primarily related to previously announced programs in Germany.

Restructuring and early retirement programs in Spain, the U.K. and Belgium were essentially completed in 2010 and we also initiated a program in Germany in 2010. Through September 30, 2011 these programs had a total cost of $900 million and affected a total of 5,800 employees and included the closure of the Antwerp, Belgium facility. We expect to incur an additional $300 million, primarily in 2011 and 2012, to complete these programs, which will affect an additional 1,600 employees. As these programs primarily involve voluntary separations, no liabilities are recorded until offers to employees are accepted. To the extent employees will be involuntarily terminated, a liability is recorded at the communication date.

The following table summarizes the reserves related to restructuring and other initiatives (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2010	$2,088	$451	$3	$4	$2,546
Additions	7	273	—	—	280
Interest accretion and other	10	32	—	—	42
Payments	(243)	(37)	(1)	(2)	(283)
Revisions to estimates	(104)	—	—	—	(104)
Effect of foreign currency translation	24	(33)	—	—	(9)

Balance at March 31, 2010	1,782	686	2	2	2,472

Additions	21	207	—	—	228
Interest accretion and other	10	28	—	—	38
Payments	(178)	(257)	—	(2)	(437)
Revisions to estimates	(1)	(8)	—	1	(8)
Effect of foreign currency translation	(25)	(63)	—	—	(88)

Balance at June 30, 2010	1,609	593	2	1	2,205

Additions	14	125	—	2	141
Interest accretion and other	8	28	—	—	36
Payments	(169)	(84)	—	(3)	(256)
Revisions to estimates	(73)	(2)	—	—	(75)
Effect of foreign currency translation	17	72	—	—	89

Balance at September 30, 2010 (a)	$1,406	$732	$2	$—	$2,140

(a)	The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits for GMNA, primarily relate to postemployment benefits to be paid.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GME recorded charges, interest accretion and other and revisions to estimates that increased the restructuring reserve by $151 million and $683 million in the three and nine months ended September 30, 2010 for separation programs primarily related to the following initiatives:

•

Separation charges of $92 million and $445 million in the three and nine months ended September 30, 2010 for a separation plan related to the closure of the Antwerp, Belgium facility which affected 2,600 employees.

•

Separation charges of $72 million and revisions to estimates of $11 million to decrease the reserve in the nine months ended September 30, 2010 related to separation/layoff plans and an early retirement plan in Spain which affected 1,200 employees.

•	Separation charges of $3 million and $28 million in the three and nine months ended September 30, 2010 related to a voluntary separation program in the United Kingdom.

•

Separation charges of $5 million and $32 million and interest accretion and other of $26 million and $81 million in the three and nine months ended September 30, 2010 related to previously announced programs in Germany and separation charges of $20 million related to a voluntary separation program announced in the three months ended September 30, 2010.

Dealer Wind-downs

The following table summarizes GMNA’s restructuring reserves related to dealer wind-down agreements in the three and nine months ended September 30, 2011 (dollars in millions):

	U.S.	Canada and Mexico	Total
Balance at January 1, 2011	$135	$9	$144
Revisions to estimates	(6)	—	(6)
Payments	(80)	—	(80)

Balance at March 31, 2011	49	9	58

Revisions to estimates	—	(1)	(1)
Payments	(24)	—	(24)

Balance at June 30, 2011	25	8	33

Revisions to estimates	—	(1)	(1)
Payments	(4)	—	(4)

Balance at September 30, 2011	$21	$7	$28

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21. Impairments

The following table summarizes impairment charges (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
GMNA
Product-specific tooling assets	$16	$140	$56	$188
Vehicles leased to rental car companies	1	—	61	—

Total GMNA impairment charges	17	140	117	188
GME
Goodwill	—	—	395	—
Vehicles leased to rental car companies	12	17	65	32

Total GME impairment charges	12	17	460	32
GMIO
Product-specific tooling assets	1	6	3	6
Investment in HKJV (a)	—	—	39	—

Total GMIO impairment charges	1	6	42	6
GMSA
Product-specific tooling assets	1	—	3	—

Total GMSA impairment charges	1	—	3	—

Total impairment charges	$31	$163	$622	$226

(a)	Refer to Note 8 for additional information related to our investment in HKJV.

Fair value measurements, excluding vehicles leased to rental car companies, utilized projected cash flows discounted at a rate commensurate with the perceived business risks related to the assets involved. Fair value measurements of vehicles leased to rental car companies utilized projected cash flows throughout the rental period and at auction.

The following tables summarize assets measured at fair value (all of which utilized Level 3 inputs) on a nonrecurring basis (dollars in millions):

	Three Months Ended September 30, 2011 (a)	Fair Value Measurements Using			Total Losses Three Months Ended September 30, 2011
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Product-specific tooling assets	$—	$—	$—	$—	$18
Vehicles leased to rental car companies	$200	$—	$—	$200	13

Total					$31

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2011 (a)	Fair Value Measurements Using			Total Losses Nine Months Ended September 30, 2011
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$1,266	$—	$—	$1,266	$395
Product-specific tooling assets	$—	$—	$—	$—	62
Investment in HKJV	$112	$—	$—	$112	39
Vehicles leased to rental car companies	$200-922	$—	$—	$200-922	126

Total					$622

	Three Months Ended September 30, 2010 (a)	Fair Value Measurements Using			Total Losses Three Months Ended September 30, 2010
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Product-specific tooling assets	$—	$—	$—	$—	$146
Vehicles leased to rental car companies	$614	$—	$—	$614	17

Total					$163

	Nine Months Ended September 30, 2010 (a)	Fair Value Measurements Using			Total Losses Nine Months Ended September 30, 2010
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Product-specific tooling assets	$—	$—	$—	$—	$194
Vehicles leased to rental car companies	$537-614	$—	$—	$537-614	32

Total					$226

(a)	Amounts represent the fair value measure (or range of measures) during the period.

Contract Cancellations

The following table summarizes contract cancellation charges primarily related to the cancellation of product programs (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
GMNA (a)	$9	$(5)	$30	$31
GME	5	3	8	3
GMIO	37	—	43	—

Total contract cancellation charges	$51	$(2)	$81	$34

(a)	The three months ended September 30, 2010 included a favorable change in estimate on a contract cancellation of $14 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22. Earnings Per Share

In the three and nine months ended September 30, 2011 we were required to use the two-class method for calculating earnings per share, as further discussed below, as the applicable market value of our common stock was below $33.00 per common share in the period ended September 30, 2011.

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

The following tables summarize basic and diluted earnings per share (in millions, except per share amounts):

	Basic		Diluted
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net income attributable to common stockholders
Net income attributable to stockholders	$2,107	$8,465	$2,107	$8,465
Less: cumulative dividends on preferred stock and undistributed earnings allocated to Series B Preferred Stock participating security (a)	381	1,352	371	1,295

Net income attributable to common stockholders	$1,726	$7,113	$1,736	$7,170

Weighted-average shares outstanding
Weighted-average common shares outstanding	1,562	1,524	1,562	1,524
Dilutive effect of warrants	—	—	119	142
Dilutive effect of restricted stock units	—	—	1	2

Weighted-average common shares outstanding-diluted	1,562	1,524	1,682	1,668

Earnings per share	$1.10	$4.67	$1.03	$4.30

(a)	Includes cumulative dividends on preferred stock of $215 million and $644 million in the three and nine months ended September 30, 2011. Earnings of $166 million and $708 million for the three and nine months ended September 30, 2011 have been allocated to the Series B Preferred Stock holders for the basic earnings per share calculation. Earnings of $156 million and $651 million for the three and nine months ended September 30, 2011 have been allocated to the Series B Preferred Stock holders for the diluted earnings per share calculation.

	Basic		Diluted
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net income attributable to common stockholders
Net income attributable to stockholders	$2,162	$4,766	$2,162	$4,766
Less: cumulative dividends on preferred stock	203	608	203	608

Net income attributable to common stockholders	$1,959	$4,158	$1,959	$4,158

Weighted-average shares outstanding
Weighted-average common shares outstanding	1,500	1,500	1,500	1,500
Dilutive effect of warrants	—	—	130	88

Weighted-average common shares outstanding-diluted	1,500	1,500	1,630	1,588

Earnings per share	$1.31	$2.77	$1.20	$2.62

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three and Nine Months Ended September 30, 2011

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

Because the applicable market value of our common stock was below $33.00 per common share for the three and nine months ended September 30, 2011, we applied the two-class method to calculate basic earnings per share and the more dilutive of the two-class or the if-converted method to calculate diluted earnings per share. The application of the two-class method resulted in an allocation of undistributed earnings to our Series B Preferred Stock holders and, accordingly, 152 million common stock equivalents from the assumed conversion of the Series B Preferred Stock are not considered outstanding for purposes of determining the weighted-average common shares outstanding in the computation of diluted earnings per share.

In April 2011 MLC began distribution of 272 million warrants for our common stock to its unsecured creditors. The warrant holders may exercise the warrants at any time prior to their respective expiration dates. Upon exercise of the warrants the shares issued will be included in the number of basic shares outstanding used in the computation of earnings per share.

Warrants to purchase 313 million shares of our common stock were outstanding at September 30, 2011, of which 46 million shares were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of the common shares. Under the treasury stock method, the assumed exercise of the remaining warrants resulted in 119 million and 142 million dilutive shares in the three and nine months ended September 30, 2011.

Diluted earnings per share included the effect of unvested restricted stock units (RSUs) granted to certain global executives. At September 30, 2011 there were 14 million unvested RSUs outstanding.

The Adjustment Shares were excluded from the computation of basic and diluted earnings per share as the condition that would result in the issuance of the Adjustment Shares was not satisfied.

In July 2011 the 61 million shares of common stock contributed to our pension plans, in January 2011, met the criteria to qualify as plan assets for accounting purposes. Accordingly, these shares were considered outstanding for earnings per share purposes beginning in the three months ended September 30, 2011.

Three and Nine Months Ended September 30, 2010

Warrants to purchase 318 million shares of our common stock were outstanding, of which 46 million were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the fair value of our common stock. Under the treasury stock method, the assumed exercise of warrants to purchase the remaining 272 million shares resulted in 130 million and 88 million dilutive shares for the three and nine months ended September 30, 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted earnings per share excluded the assumed issuance of unvested RSUs granted to certain global executives as these awards were payable in cash if settled prior to six months after a completion of a successful public offering. At September 30, 2010 a total of 18 million RSUs were outstanding, of which neither the vested nor unvested portion was included for purposes of calculating diluted earnings per share due to the cash settlement condition at that time.

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

The following table summarizes compensation expense recorded for our stock incentive plans (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Compensation expense	$50	$84	$163	$136

Income tax expense amounts were insignificant in the three and nine months ended September 30, 2011 and 2010 and did not include U.S. and non-U.S. jurisdictions with full valuation allowances.

Long-Term Incentive Plan

In the nine months ended September 30, 2011 we granted RSUs to certain global executives under the 2009 GMLTIP. The RSUs were valued on the date of grant at the fair value of our common stock. Awards granted under the 2009 GMLTIP either cliff vest or ratably vest generally over a three-year service period, as defined in the terms of each award. We have elected to record compensation cost for these awards on a straight-line basis over the entire vesting period. Our policy is to issue new shares upon settlement of RSUs.

Awards granted in 2011 to the Top 25 highest compensated employees will settle three years from the grant date in 25% increments in conjunction with each 25% of our Troubled Asset Relief Program obligations that are repaid. The awards for the Next 75 highest compensated employees will settle either: (1) three years from the date of grant; or (2) on the first and third anniversary dates of grant. The awards to the non-Top 100 highest compensated employees will settle on the first, second, and third anniversary dates of grant. Vesting and subsequent settlement will generally occur based upon employment at the end of each specified service period.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our RSU activity under the 2009 GMLTIP and GMSSP in the nine months ended September 30, 2011 (RSUs in millions):

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term
RSUs outstanding at January 1, 2011	17.2	$19.03
Granted	6.5	$33.05
Settled	(0.7)	$18.32
Forfeited or expired	(0.9)	$21.42

RSUs outstanding at September 30, 2011	22.1	$23.10	1.4

RSUs unvested and expected to vest at September 30, 2011	14.5	$23.53	1.7

RSUs vested and payable at September 30, 2011	7.0	$22.04

At September 30, 2011 the total unrecognized compensation expense for nonvested equity awards granted under the 2009 GMLTIP was $312 million. This expense is expected to be recorded over a weighted-average period of 1.7 years.

In the three and nine months ended September 30, 2011 total payments for 28,000 and 428,000 RSUs settled under the GMSSP was $1 million and $14 million. In the three and nine months ended September 30, 2010 total payments for 97,000 and 195,000 RSUs settled under the GMSSP was $2 million and $4 million.

Note 24. Transactions with Ally Financial

Automotive

The following tables summarize the financial statement effects of and maximum obligations under agreements with Ally Financial (dollars in millions):

	September 30, 2011	December 31, 2010
Operating lease residuals
Residual support (a)
Liabilities (receivables) recorded	$(23)	$(24)
Maximum obligation	$95	$523
Risk sharing (a)
Liabilities recorded	$87	$269
Maximum obligation	$157	$692
Vehicle repurchase obligations (b)
Maximum obligations	$19,374	$18,807
Fair value of guarantee	$17	$21

(a)	In the nine months ended September 30, 2011 and 2010 favorable adjustments to our residual support and risk sharing liabilities of $443 million and $555 million were recorded in the U.S. due to increases in estimated residual values.

(b)	The maximum potential amount of future payments required to be made to Ally Financial under this guarantee is based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Marketing incentives and operating lease residual payments (a)	$192	$282	$1,162	$793
Exclusivity fee income	$25	$25	$71	$75
Royalty income	$3	$4	$11	$11

(a)	Payments to Ally Financial related to U.S. marketing incentive and operating lease residual programs. Excludes payments to Ally Financial related to the contractual exposure limit.

Balance Sheet

The following table summarizes the balance sheet effects of transactions with Ally Financial (dollars in millions):

	September 30, 2011	December 31, 2010
Assets
Accounts and notes receivable, net (a)	$364	$290
Other assets (b)		$26
Liabilities
Accounts payable (c)	$114	$168
Short-term debt and current portion of long-term debt (d)	$1,134	$1,043
Accrued liabilities and other liabilities (e)	$576	$1,167
Long-term debt (f)	$9	$43
Other non-current liabilities (g)	$33	$84

(a)	Primarily represents wholesale settlements due from Ally Financial and receivables for exclusivity fees and royalties.

(b)	Represents distributions due from Ally Financial on our investments in Ally Financial preferred stock.

(c)	Primarily represents amounts billed to us and payable related to incentive programs.

(d)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest. It includes borrowing arrangements with various foreign locations and arrangements related to Ally Financial’s funding of company-owned vehicles, rental car vehicles awaiting sale at auction and funding of the sale of vehicles to which title is retained while the vehicles are consigned to Ally Financial or dealers, primarily in the United Kingdom. Financing remains outstanding until the title is transferred to the dealers.

(e)	Primarily represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial in North America. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to Ally Financial to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and amounts owed under lease pull-ahead programs. In addition it includes interest accrued on the transactions in (d) above.

(f)	Primarily represents the long-term portion of term loans from Ally Financial to certain consolidated dealerships.

(g)	Primarily represents long-term portion of liabilities for marketing incentives on vehicles financed by Ally Financial.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations

The following table summarizes the income statement effects of transactions with Ally Financial (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total net sales and revenue (reduction) (a)	$(335)	$(427)	$(952)	$(638)
Automotive cost of sales and other automotive expenses (b)	$4	$3	$12	$32
Interest income and other non-operating income, net (c)	$30	$56	$115	$172
Automotive interest expense (d)	$16	$56	$53	$174
Servicing expense (e)	$—	$—	$—	$2

(a)	Primarily represents the reduction in Total net sales and revenue for marketing incentives on vehicles which were sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial. This includes the estimated amount of residual support accrued under residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to Ally Financial to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to Ally Financial for employee and governmental lease programs and third party resale purposes.

(b)	Primarily represents cost of sales on the sale of vehicles to Ally Financial for employee and governmental lease programs and third party resale purposes. Also includes miscellaneous expenses on services performed by Ally Financial.

(c)	Represents income on investments in Ally Financial preferred stock (through March 31, 2011), exclusivity fees, royalties and reimbursements by Ally Financial for certain services provided to Ally Financial. Included in this amount is rental income related to Ally Financial’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires in November 2016.

(d)	Represents interest incurred on notes payable and wholesale settlements.

(e)	Represents servicing fees paid to Ally Financial on certain automotive retail leases.

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

GMNA primarily meets the demands of our customers in North America with vehicles developed, manufactured and/or marketed under the following four brands:

• Buick	• Cadillac	• Chevrolet	• GMC

The demands of our customers outside of North America are primarily met with vehicles developed, manufactured and/or marketed under the following brands:

• Buick	• Chevrolet	• GMC	• Opel
• Cadillac	• Daewoo	• Holden	• Vauxhall

At September 30, 2011 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, including GM Korea, SGM, SGMW, FAW-GM and HKJV. These companies design, manufacture and market vehicles under the following brands:

• Alpheon	• Buick	• Chevrolet	• Jiefang
• Baojun	• Cadillac	• Daewoo	• Wuling

Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

All intersegment balances and transactions have been eliminated in consolidation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize key financial information by segment (dollars in millions):

	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
At and For the Three Months Ended September 30, 2011
Sales
External customers	$21,002	$5,813	$5,140	$4,353	$20	$—	$36,328	$—	$—	$36,328
GM Financial revenue	—	—	—	—	—	—	—	391	—	391
Intersegment	882	338	1,154	65	—	(2,439)	—	—	—	—

Total net sales and revenue	$21,884	$6,151	$6,294	$4,418	$20	$(2,439)	$36,328	$391	$—	$36,719

Income (loss) before automotive interest and income taxes	$2,195	$(292)	$365	$(44)	$(183)	$(16)	$2,025	$178	$—	$2,203

Corporate interest income					112			—		112
Automotive interest expense					101			—		101

Income (loss) before income taxes					$(172)			$178		2,214

Income tax expense (benefit)										107

Net income attributable to stockholders										$2,107

Equity in net assets of nonconsolidated affiliates	$59	$50	$7,424	$1	$—	$—	$7,534	$—	$—	$7,534
Total assets	$82,018	$17,181	$20,790	$12,442	$42,715	$(38,729)	$136,417	$12,369	$(289)	$148,497
Depreciation, amortization and impairment of long- lived assets and finite-lived intangible assets	$882	$329	$115	$110	$11	$—	$1,447	$24	$—	$1,471
Equity income, net of tax and gain on disposal of investments	$1	$—	$376	$—	$—	$—	$377	$—	$—	$377
Significant non-cash charges
Impairment charges related to product specific tooling assets	$16	$—	$1	$1	$—	$—	$18	$—	$—	$18
Impairment charges related to vehicles leased to rental car companies	1	12	—	—	—	—	13	—	—	13

Total significant non-cash charges	$17	$12	$1	$1	$—	$—	$31	$—	$—	$31

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
For the Nine Months Ended September 30, 2011
Sales
External customers	$64,382	$19,203	$15,137	$12,498	$50	$—	$111,270	$—	$—	$111,270
GM Financial revenue	—	—	—	—	—	—	—	1,016	—	1,016
Intersegment	2,740	1,277	3,200	179	—	(7,396)	—	—	—	—

Total net sales and revenue	$67,122	$20,480	$18,337	$12,677	$50	$(7,396)	$111,270	$1,016	$—	$112,286

Income (loss) before automotive interest and income taxes (a)	$7,342	$(580)	$1,418	$103	$(2)	$(43)	$8,238	$452	$—	$8,690

Corporate interest income					363			—		363
Automotive interest expense					405			—		405

Income (loss) before income taxes					$(44)			$452		8,648

Income tax expense (benefit)										183

Net income attributable to stockholders										$8,465

Expenditures for property	$2,209	$676	$649	$518	$22	$(9)	$4,065	$6	$—	$4,071
Depreciation, amortization and impairment of long- lived assets and finite-lived intangible assets	$2,849	$1,043	$354	$341	$37	$—	$4,624	$57	$—	$4,681
Equity income, net of tax and gain on disposal of investments (a)	$1,733	$—	$1,170	$—	$—	$—	$2,903	$—	$—	$2,903
Significant non-cash charges
Impairment charges related to product-specific tooling assets	$56	$—	$3	$3	$—	$—	$62	$—	$—	$62
Impairment charges related to vehicles leased to rental car companies	61	65	—	—	—	—	126	—	—	126
Impairment charges related to goodwill	—	395	—	—	—	—	395	—	—	395
Impairment charges related to investment in HKJV	—	—	39	—	—	—	39	—	—	39

Total significant non-cash charges	$117	$460	$42	$3	$—	$—	$622	$—	$—	$622

(a)	Includes a gain of $1.6 billion recorded on the sale of our New Delphi Class A Membership Interests. Refer to Note 8 for additional information on the sale of New Delphi.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive
For the Three Months Ended September 30, 2010
Sales
External customers	$20,676	$5,380	$4,097	$3,874	$33	$—	$34,060
Intersegment	817	277	1,004	122	—	(2,220)	—

Total net sales and revenue	$21,493	$5,657	$5,101	$3,996	$33	$(2,220)	$34,060

Income (loss) before interest and income taxes	$2,125	$(559)	$516	$163	$75	$(45)	$2,275

Corporate interest income					125		125
Automotive interest expense					263		263

Income (loss) before income taxes					$(63)		2,137

Income tax expense (benefit)							(25)

Net income attributable to stockholders							$2,162

Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,161	$357	$95	$110	$15	$—	$1,738
Equity income, net of tax and gain on disposal of investments	$22	$—	$328	$—	$1	$—	$351
Significant non-cash charges
Impairment charges related to product-specific tooling assets	$140	$—	$6	$—	$—	$—	$146
Impairment charges related to equipment on operating leases	—	17	—	—	—	—	17

Total significant non-cash charges	$140	$17	$6	$—	$—	$—	$163

	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive
For the Nine Months Ended September 30, 2010
Sales
External customers	$58,641	$16,537	$12,747	$10,675	$110	$—	$98,710
Intersegment	2,404	625	2,670	253	—	(5,952)	—

Total net sales and revenue	$61,045	$17,162	$15,417	$10,928	$110	$(5,952)	$98,710

Income (loss) before interest and income taxes	$4,935	$(1,196)	$1,928	$623	$(65)	$(93)	$6,132

Corporate interest income					329		329
Automotive interest expense					850		850

Income (loss) before income taxes					$(586)		5,611

Income tax expense (benefit)							845

Net income attributable to stockholders							$4,766

Expenditures for property	$1,884	$481	$480	$234	$33	$—	$3,112
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$3,384	$1,101	$254	$371	$81	$—	$5,191
Equity income (loss), net of tax and gain on disposal of investments	$97	$11	$1,058	$(3)	$2	$—	$1,165
Significant non-cash charges
Impairment charges related to product-specific tooling assets	$188	$—	$6	$—	$—	$—	$194
Impairment charges related to equipment on operating leases	—	32	—	—	—	—	32

Total significant non-cash charges	$188	$32	$6	$—	$—	$—	$226

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

Prior Period Financial Statements Conformed to Current Period Presentation

In the three and nine months ended September 30, 2011 we have recorded foreign currency exchange gains and losses on debt as non-operating items. This is a change from prior period presentations in which foreign currency exchange gains and losses on debt were recorded in Automotive cost of sales. We have reclassified the prior periods to conform to our current presentation. The effects of these reclassifications decreased Automotive cost of sales and Interest income and other non-operating income, net by $119 million and $68 million in the three and nine months ended September 30, 2010.

Overview

Our Company

Automotive

We are a leading global automotive company. Our vision is to design, build and sell the world’s best vehicles. We seek to distinguish our vehicles through superior design, quality, reliability, telematics (wireless voice and data) and infotainment and safety within their respective segments. Our business is diversified across products and geographic markets. With a global network of independent dealers we meet the local sales and service needs of our retail and fleet customers. In the nine months ended September 30, 2011 72.0% of our vehicle sales volume was generated outside the United States, including 42.6% from emerging markets, such as Brazil, Russia, India and China (collectively BRIC), which have experienced the industry’s highest volume growth.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our automotive business is organized into four geographically-based segments:

•

GMNA, with sales, manufacturing and distribution operations in the U.S., Canada and Mexico and distribution operations in Central America and the Caribbean, represented 32.6% of our vehicle sales volume in the nine months ended September 30, 2011. In the nine months ended September 30, 2011 we had the largest market share of any competitor in this market at 18.8%.

•

GME has sales, manufacturing and distribution operations across Western and Central Europe. GME’s vehicle sales volume, which in addition to Western and Central Europe, includes Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others) represented 19.4% of our vehicle sales volume in the nine months ended September 30, 2011. In the nine months ended September 30, 2011 we had the number four market share in this market at 8.8%. GMIO distributes Chevrolet brand vehicles which, when sold in Europe, are included in GME vehicle sales volume and market share data.

•

GMIO has sales, manufacturing and distribution operations in Asia-Pacific, Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others), Africa and the Middle East. GMIO’s vehicle sales volume, which includes Asia-Pacific, Africa and the Middle East is our largest segment by vehicle sales volume and represented 36.2% of our vehicle sales volume including sales through our joint ventures in the nine months ended September 30, 2011. In the nine months ended September 30, 2011 we had the number two market share for this market at 9.4% and the number one market share in China. In the nine months ended September 30, 2011 GMIO derived 77.0% of its vehicle sales volume from China. GMIO records the financial results of Chevrolet brand vehicles that it distributes and sells in Europe.

•

GMSA, with sales, manufacturing and distribution operations in Brazil, Argentina, Colombia, Ecuador and Venezuela as well as sales activities in Bolivia, Chile, Paraguay, Peru and Uruguay represented 11.8% of our vehicle sales volume in the nine months ended September 30, 2011. In the nine months ended September 30, 2011 we had the largest market share for this market at 18.9% and the number three market share in Brazil. In the nine months ended September 30, 2011 GMSA derived 58.1% of its vehicle sales volume from Brazil.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Focus on Chinese Market

We view the Chinese market, the fastest growing global market by volume of vehicles sold, as important to our global growth strategy and are employing a multi-brand strategy, led by our Buick and Chevrolet brands. In the coming years, we plan to increasingly leverage our global architectures to increase the number of nameplates under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the Wuling, Jiefang and Baojun brands.

The following table summarizes our direct ownership interests in our Chinese joint ventures, collectively referred to as China JVs:

	Ownership Interest
	September 30, 2011	September 30, 2010
Shanghai General Motors Co. Ltd. (SGM)(a)	49%	49%
Shanghai GM (Shenyang) Norsom Motor Co., Ltd. (SGM Norsom)	25%	25%
Shanghai GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
Shanghai GM Dong Yue Powertrain (SGM DYPT)	25%	25%
SAIC-GM-Wuling Automobile Co., Ltd. (SGMW)	44%	34%
FAW-GM Light Duty Commercial Vehicle, Ltd. (FAW-GM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd. (PATAC)	50%	50%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Shanghai Chengxin Used Car)	33%	33%

(a)	Ownership interest in SGM was 49% in the period February 1, 2010 through September 30, 2010 and 50% in the month of January 2010.

The following table summarizes certain key operational and financial data for the China JVs (dollars in millions, vehicles in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total wholesale vehicles (a)	627	568	1,910	1,775
Market share (b)	14.1%	13.6%	13.7%	13.3%
Total net sales and revenue	$7,730	$6,253	$22,918	$18,840
Net income	$813	$740	$2,567	$2,296

(a)	Includes export vehicle sales.

(b)	Represents vehicle sales in China.

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$4,750	$5,247
Debt	$82	$61

Automotive Financing Strategy

Our automotive finance strategy centers around ensuring that our dealers and customers have consistently available, transparent and competitive financing options throughout the business and credit cycles.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The market disruption of 2008 and 2009 highlighted the need to ensure certainty of availability of credit throughout economic cycles in specific segments of the automotive financing market. In the U.S. and Canada we identified leasing and sub-prime lending as underserved areas that could benefit from increased financing sources and competition. In 2009 we partnered with U.S. Bank to offer incentivized leasing programs and with GM Financial to offer incentivized sub-prime retail financing in the U.S. We also partnered with TD Bank to offer incentivized retail financing programs in Canada.

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

Opel/Vauxhall Restructuring Activities

Restructuring and early retirement programs in Spain, the U.K. and Belgium were essentially completed in 2010 and we also initiated a program in Germany in 2010. Through September 30, 2011 these programs had a total cost of $0.9 billion and affected a total of 5,800 employees and included the closure of the Antwerp, Belgium facility. We expect to incur an additional $0.3 billion, primarily in 2011 and 2012, to complete these programs, which will affect an additional 1,600 employees.

Increased GMNA Production Volume

Increased U.S. industry vehicle sales and demand for our products have resulted in increased production volumes for GMNA. In the three and nine months ended September 30, 2011 GMNA produced 740,000 vehicles and 2.4 million vehicles. This represents an increase of 4.7% and 11.6% compared to 707,000 vehicles and 2.1 million vehicles in the three and nine months ended September 30, 2010.

Increased U.S. Vehicle Sales

GMNA dealers in the U.S. sold 641,000 vehicles and 1.9 million vehicles in the three and nine months ended September 30, 2011. This represents an increase of 83,000 vehicles (or 14.8%) and 264,000 vehicles (or 16.1%) from our U.S. vehicle sales in the three and nine months ended September 30, 2010. This increase reflects our brand rationalization strategy to focus our product engineering and design and marketing on our four brands. This strategy has resulted in increased consumer demand for certain products such as the Chevrolet Cruze, Chevrolet Equinox, GMC Terrain, Buick LaCrosse and Cadillac SRX.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

2011 GM-UAW Labor Agreement

On September 28, 2011 the 2011 GM-UAW Labor Agreement (Labor Agreement) which is a collectively bargained labor agreement between us and the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW) was ratified. The Labor Agreement covers the wages, hours, benefits and other terms and conditions of employment for our UAW represented employees. The key terms and provisions of the Labor Agreement are:

•

Lump sum payments to U.S. hourly employees of $5,000 were paid in October 2011 totaling $0.2 billion. Additional lump sum payments of $1,000 will be paid annually in June of 2012, 2013 and 2014 totaling $0.1 billion. The lump sum payments will be amortized over the four year agreement period.

•	An annual payment of $250 per U.S. hourly employee upon attainment of specific U.S. vehicle quality targets.

•	An increase in wages for certain entry level employees hired on or after October 1, 2007.

•

The Personal Retirement Plan, which is a cash balance pension plan for entry level employees, will be frozen on January 2, 2012 and terminated on June 30, 2012, subject to required regulatory approvals. Participants in the Personal Retirement Plan and all employees hired on or after October 1, 2007 will participate in a defined contribution plan when the Personal Retirement Plan terminates.

•

The Legal Services Plan, which provides legal services to U.S. hourly employees and retirees, will be terminated on December 31, 2013. In September 2011 we remeasured the Legal Services Plan resulting in a decrease of $0.3 billion in the other postretirement benefits (OPEB) liability and a pre-tax increase in the prior service credit component of Accumulated other comprehensive income, which will be amortized through December 31, 2013.

•

The Profit Sharing Plan formula will be based on GMNA earnings before interest and taxes (EBIT) adjusted and is effective for the 2011 plan year. The Profit Sharing payment is capped at $12,000 per employee per year.

•	Cash severance incentive programs which may range up to $0.1 billion for skilled trade employees will be included in our restructuring liability upon irrevocable acceptances by both parties.

•	We plan to make additional manufacturing investments of more than $2.0 billion to create or retain more than 6,300 UAW jobs during the four year agreement period.

Effect of Earthquake, Tsunami and Other Resulting Events in Japan

Although we have no production facilities in Japan, and do not generate material revenues from Japan, we do consume materials and components for our global operations from suppliers located in Japan. Due to the earthquake and tsunami in Japan there have been shortages of materials and components from certain Japanese based suppliers. These shortages have minimally affected our vehicle production and resulted in us temporarily suspending production at one facility in the three months ended March 31, 2011. We have managed these shortages by optimizing the usage of parts that are, or will be, in short supply, pursuing alternate suppliers and modifying production schedules. The effect of any lost production in the nine months ended September 30, 2011, and in the three months and year ending December 31, 2011 is and will be immaterial.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Canadian Health Care Trust

As previously reported, in December 2009 and May 2010 in furtherance of implementing its restructuring plan and pursuant to a June 2009 agreement between General Motors of Canada Limited (GMCL) and the Canadian Auto Workers Union (CAW) to establish an independent Canadian Health Care Trust (HCT) to provide retiree healthcare benefits to certain active and retired employees, litigation commenced regarding GMCL’s right to unilaterally amend and terminate postretirement healthcare benefits. The parties reached a settlement to consensually resolve the litigation, which was approved on September 13, 2011 by the Ontario Superior Court and was approved on September 19, 2011 by the Quebec Superior Court. At September 30, 2011 the settlement was not implemented because certain conditions precedent to the settlement had not been met, including the expiration of the time period allowed for individual CAW retirees and surviving spouses to decide to opt out of participation in the class action process. GMCL is obligated to make a payment to the HCT of CAD $1.0 billion within 10 days of the HCT implementation date, October 31, 2011, which it will fund out of its CAD $1.0 billion escrow funds, adjusted for the net difference between the amount of retiree monthly contributions received during the period January 1, 2010 through the HCT implementation date less the cost of benefits paid for claims incurred by covered employees during this period and certain related costs. GMCL also provided to the HCT a CAD $800 million note payable with interest accruing at an annual rate of 7.0% starting January 1, 2010 with five equal annual installments of CAD $256 million due December 31, 2014 through 2018. In addition, GMCL will make two additional payments of CAD $130 million each on December 31, 2014 and 2015. Concurrent with the implementation of the HCT, GMCL is legally released from all obligations associated with the cost of providing retiree healthcare benefits to CAW retirees and surviving spouses bound by the class action process and to CAW active employees as of June 8, 2009. As a result of conditions precedent to the settlement not having yet been achieved as of September 30, 2011, there was no accounting recognition for the HCT at September 30, 2011.

In October 2011 the time period allowed for individual CAW retirees and surviving spouses to decide to opt out of participation in the class action process elapsed. The conditions precedent to the settlement have been achieved and the HCT implementation date occurred on October 31, 2011, with the transfer of escrow funds to occur in November. We will account, in the three months ending December 31, 2011 for the related termination of CAW hourly retiree healthcare benefits as a settlement, and record a gain of approximately $800 million, based upon the difference between the fair value of the notes of approximately $1.1 billion and cash contributed and the healthcare plan obligation (as at the implementation date) relating to individuals who in the future will have their health care benefits provided by the HCT.

Projected Fourth Quarter Results

With respect to the projected fourth quarter results for 2011, our independent registered public accounting firm has not compiled, examined, or performed any procedures with respect to this information, nor have they expressed any opinion or any other form of assurance on such information or its achievability, and assume no responsibility for, and disclaim any association with, it.

Based on current industry outlook, we expect our EBIT, excluding the HCT gain of approximately $800 million, in the fourth quarter of 2011 to be similar to the fourth quarter of 2010 as a result of seasonal trends in North America and weakness in Europe.

EBIT for the year ending December 31, 2011 is expected to show solid improvement over 2010. However, we do not expect to achieve our target to break even on an EBIT-adjusted basis before restructuring charges in Europe, due to deteriorating economic conditions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

As the fourth quarter of 2011 is still in progress, any forecast of our operating results is inherently speculative, is subject to substantial uncertainty, and our actual results may differ materially from management’s views. Refer to the section entitled “Risk Factors” for a discussion of risks that could affect our future operating results. Our views for the fourth quarter rely in large part upon assumptions and analyses we have developed.

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

Condensed Consolidated Income Statements

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales and revenue
Automotive sales and revenue	$36,328	$34,060	$111,270	$98,710
GM Financial revenue	391	—	1,016	—

Total net sales and revenue	36,719	34,060	112,286	98,710

Costs and expenses
Automotive cost of sales	31,734	29,587	97,212	85,750
GM Financial operating and other expenses	212	—	563	—
Automotive selling, general and administrative expense	2,942	2,710	8,860	8,017
Other automotive expenses, net	25	30	50	115

Total costs and expenses	34,913	32,327	106,685	93,882
Goodwill impairment charges	—	—	395	—

Operating income	1,806	1,733	5,206	4,828
Automotive interest expense	101	263	405	850
Interest income and other non-operating income, net	152	377	1,064	734
Loss on extinguishment of debt	35	—	45	1

Income before income taxes and equity income	1,822	1,847	5,820	4,711
Income tax expense (benefit)	107	(25)	183	845
Equity income, net of tax and gain on disposal of investments	377	351	2,903	1,165

Net income	2,092	2,223	8,540	5,031
Net (income) loss attributable to noncontrolling interests	15	(61)	(75)	(265)

Net income attributable to stockholders	$2,107	$2,162	$8,465	$4,766

Net income attributable to common stockholders	$1,726	$1,959	$7,113	$4,158

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following tables summarize total production volume and new vehicle sales volume and competitive position (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Production volume (a)
GMNA	740	707	2,350	2,106
GME	270	286	940	921
GMIO (b)	968	866	2,937	2,733
GMSA	243	245	721	685

Worldwide	2,221	2,104	6,948	6,445

(a)	Production volume includes vehicles produced by certain joint ventures.

(b)	The joint venture agreements with SGMW and FAW-GM allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture production in China.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010 (a)		2011		2010 (a)(b)
	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry
Vehicle sales (c)(d)(e)
GMNA	745	18.8%	660	17.7%	2,213	18.8%	1,940	18.1%
GME	407	8.8%	389	8.9%	1,319	8.8%	1,236	8.7%
GMIO (f)(g)	816	9.4%	745	8.7%	2,457	9.4%	2,301	8.8%
GMSA	277	18.7%	268	19.8%	799	18.9%	740	20.0%

Worldwide	2,245	12.0%	2,062	11.4%	6,788	11.9%	6,218	11.4%

(a)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(b)	Includes Saab Automobile AB (Saab) vehicle sales data through February 2010.

(c)	Vehicle sales data may include rounding differences.

(d)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(e)	GMNA vehicle sales primarily represent sales to the end customer. GME, GMIO and GMSA vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicle sales.

(f)	Includes the following joint venture vehicle sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Joint venture sales in China
SGM	306	262	906	742
SGMW and FAW-GM	312	304	983	1,031
Joint venture sales in India
SAIC GM Investment Limited (HKJV)	29	24	84	74

(g)	The joint venture agreements with SGMW and FAW-GM allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture vehicle sales in China as part of our global market share.

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

Management believes income before income taxes provides meaningful supplemental information regarding GM Financial’s operating results. GM Financial uses a separate measure from our automotive operations because management believes interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment.

The following table summarizes the reconciliation of our automotive segments EBIT and GM Financial’s income before income taxes to Net income attributable to stockholders (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Automotive
EBIT
GMNA (a)	$2,195	98.7%	$2,125	94.7%	$7,342	88.6%	$4,935	78.4%
GME (a)	(292)	(13.1)%	(559)	(24.9)%	(580)	(7.0)%	(1,196)	(19.0)%
GMIO (a)	365	16.4%	516	23.0%	1,418	17.1%	1,928	30.7%
GMSA (a)	(44)	(2.0)%	163	7.2%	103	1.3%	623	9.9%

Total automotive EBIT	2,224	100.0%	2,245	100.0%	8,283	100.0%	6,290	100.0%

Corporate and eliminations	(199)		30		(45)		(158)
Interest income	112		125		363		329
Automotive interest expense	101		263		405		850
Income tax expense (benefit)	107		(25)		183		845
Automotive Financing
GM Financial income before income taxes	178		—		452		—

Net income attributable to stockholders	$2,107		$2,162		$8,465		$4,766

(a)	Our automotive operations interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our automotive operating segments between EBIT and Net income attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total Net Sales and Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
GMNA	$21,884	$21,493	$67,122	$61,045	$391	1.8%	$6,077	10.0%
GME	6,151	5,657	20,480	17,162	494	8.7%	3,318	19.3%
GMIO	6,294	5,101	18,337	15,417	1,193	23.4%	2,920	18.9%
GMSA	4,418	3,996	12,677	10,928	422	10.6%	1,749	16.0%
GM Financial	391	—	1,016	—	391	n.a.	1,016	n.a.

Total operating segments	39,138	36,247	119,632	104,552	2,891	8.0%	15,080	14.4%
Corporate and eliminations	(2,419)	(2,187)	(7,346)	(5,842)	(232)	(10.6)%	(1,504)	(25.7)%

Total net sales and revenue	$36,719	$34,060	$112,286	$98,710	$2,659	7.8%	$13,576	13.8%

n.a. = not applicable

In the three months ended September 30, 2011 Total net sales and revenue increased by $2.7 billion (or 7.8%) due primarily to: (1) increased wholesale volumes of $1.4 billion representing 75,000 vehicles, primarily in GMNA of $0.9 billion due to increased industry demand and recent vehicle launches and in GMIO of $0.7 billion driven by industry growth throughout the region; (2) favorable net foreign currency translation effect of $0.9 billion, primarily in GME of $0.4 billion, in GMIO of $0.3 billion and in GMSA of $0.2 billion due to the strengthening of major currencies against the U.S. Dollar; (3) favorable vehicle pricing effect of $0.4 billion, primarily in GMNA of $0.3 billion due to model year price increases; (4) increased finance charge income of $0.4 billion due to the acquisition of GM Financial; (5) increased revenues from Customer Care and Aftersales of $0.1 billion in GMNA due to increased volumes; and (6) increased revenue of $0.1 billion due to the acquisition of GM Strasbourg in GME; partially offset by (7) unfavorable vehicle mix of $0.4 billion primarily in GMNA of $0.8 billion, partially offset by favorable vehicle mix in GME of $0.2 billion and in GMIO of $0.1 billion; and (8) decreased revenue of $0.2 billion due to the sale of Nexteer Automotive (Nexteer) in GMNA in November 2010.

In the nine months ended September 30, 2011 Total net sales and revenue increased by $13.6 billion (or 13.8%) due primarily to: (1) increased wholesale volumes of $7.5 billion representing 438,000 vehicles, primarily in GMNA of $5.6 billion due to increased industry demand and recent vehicle launches and in GMIO of $1.6 billion driven by industry growth throughout the region; (2) favorable net foreign currency translation effect of $2.9 billion, primarily in GME of $1.2 billion, in GMIO of $0.8 billion and in GMSA of $0.7 billion due to the strengthening of major currencies against the U.S. Dollar; (3) favorable vehicle pricing effect of $1.0 billion, primarily in GMNA of $0.6 billion due to model year price increases and reduced sales allowances and in GMSA of $0.3 billion driven by the hyperinflationary economy in Venezuela; (4) increased finance charge income of $1.0 billion due to the acquisition of GM Financial; (5) favorable vehicle mix of $0.8 billion, primarily in GME of $0.8 billion and in GMIO of $0.3 billion, partially offset by unfavorable vehicle mix in GMNA of $0.3 billion; (6) increased revenues from OnStar and Customer Care and Aftersales of $0.4 billion in GMNA due to increased volumes; (7) increased revenue of $0.4 billion due to the acquisition of GM Strasbourg in GME; and (8) increased powertrain engine and transmission sales of $0.4 billion in GME; partially offset by (10) decreased revenue of $0.8 billion due to the sale of Nexteer in GMNA in November 2010.

Automotive Cost of Sales

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Automotive cost of sales	$31,734	$29,587	$97,212	$85,750	$2,147	7.3%	$11,462	13.4%
Automotive gross margin	$4,594	$4,473	$14,058	$12,960	$121	2.7%	$1,098	8.5%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended September 30, 2011 Automotive cost of sales increased by $2.1 billion (or 7.3%), in line with increases in Total net sales and revenue, due primarily to: (1) unfavorable foreign currency translation effect of $0.9 billion, primarily in GME of $0.4 billion, in GMIO of $0.3 billion and in GMSA of $0.2 billion due to the strengthening of major currencies against the U.S. Dollar; (2) increased production costs related to wholesale volume increases of $0.8 billion, primarily in GMNA of $0.6 billion and in GMIO of $0.6 billion, partially offset by increased eliminations of $0.3 billion; (3) increased material and manufacturing costs of $0.4 billion, due primarily to higher commodity prices across the regions; (4) increased engineering costs of $0.3 billion to support new product development; (5) unfavorable vehicle mix of $0.2 billion, primarily in GMIO of $0.1 billion and in GME of $0.1 billion; and (6) increased costs of $0.1 billion due to the acquisition of GM Strasbourg in GME; partially offset by (7) favorable foreign currency remeasurement of $0.3 billion in GMNA due to the weakening of the Canadian Dollar against the U.S. Dollar; and (8) decreased amortization expense of $0.3 billion due to impairment charges for product-specific tooling assets in the corresponding period in 2010 and the effect of double-declining amortization of technology intangibles which were recorded on July 10, 2009.

In the nine months ended September 30, 2011 Automotive cost of sales increased by $11.5 billion (or 13.4%), in line with increases in Total net sales and revenue, due primarily to: (1) increased production costs related to wholesale volume increases of $5.1 billion, in GMNA of $4.0 billion, in GMIO of $1.4 billion and in GME of $0.7 billion, partially offset by increased eliminations of $1.5 billion; (2) unfavorable foreign currency translation effect of $2.9 billion, primarily in GME of $1.2 billion, in GMIO of $0.8 billion and in GMSA of $0.8 billion due to the strengthening of major currencies against the U.S. Dollar; (3) unfavorable vehicle mix of $2.0 billion, primarily in GMNA of $0.9 billion, in GME of $0.6 billion and in GMIO of $0.4 billion; (4) increased material and manufacturing costs of $1.1 billion, due primarily to higher commodity prices across the regions; (5) increased engineering costs of $1.0 billion to support new product development; (6) higher costs of $0.4 billion related to the increased revenue in GME Powertrain and GMNA Customer Care and Aftersales; and (7) increased costs of $0.3 billion due to the acquisition of GM Strasbourg in GME; partially offset by (8) decreased amortization expense of $0.6 billion due to impairment charges for product-specific tooling assets in the corresponding period in 2010 and the effect of double-declining amortization of technology intangibles which were recorded on July 10, 2009 and (9) higher restructuring charges in GME of $0.5 billion incurred in the corresponding period in 2010 to restructure our European operations; and (10) increase in net pension and OPEB income of $0.3 billion due to December 31, 2010 GMNA plan remeasurements.

Automotive Selling, General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Automotive selling, general and administrative expense	$2,942	$2,710	$8,860	$8,017	$232	8.6%	$843	10.5%

In the three months ended September 30, 2011 Automotive selling, general and administrative expense increased by $0.2 billion (or 8.6%) due primarily to increased advertising and sales promotion expenses of $0.2 billion, primarily in GMNA of $0.1 billion to support media campaigns, and increased administrative expense of $0.1 billion.

In the nine months ended September 30, 2011 Automotive selling, general and administrative expense increased by $0.8 billion (or 10.5%) due primarily to increased advertising and sales promotion expenses of $0.6 billion, primarily in GMNA of $0.3 billion and in GMIO of $0.1 billion to support media campaigns and new product launches. We also had charges of $0.1 billion in GME related to a single customer’s default under various commercial supply agreements.

Goodwill Impairment Charges

	Nine Months Ended September 30,		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	Amount	%
Goodwill impairment charges	$395	$—	$395	n.a.

n.a. = not applicable

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2011 Goodwill impairment charges increased by $0.4 billion due to Goodwill impairment charges recorded in GME. Refer to Notes 2 and 9 to our condensed consolidated financial statements for additional information related to our Goodwill impairment charges.

Automotive Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Automotive interest expense	$101	$263	$405	$850	$(162)	(61.6)%	$(445)	(52.4)%

In the three months ended September 30, 2011 Automotive interest expense decreased by $0.2 billion (or 61.6%) due primarily to a reduction in our global average debt balance of $3.9 billion driven by the repayment in 2010 of notes issued to the UAW Retiree Medical Benefits Trust (VEBA Notes) and debt facilities held at certain of our foreign subsidiaries.

In the nine months ended September 30, 2011 Automotive interest expense decreased by $0.4 billion (or 52.4%) due primarily to a reduction in our global average debt balance of $6.3 billion driven by the repayment in 2010 of loans, which we assumed upon entering into agreements with the United States Department of the Treasury (UST Loans) and the Canadian government (Canadian Loan) and VEBA Notes.

Interest Income and Other Non-Operating Income, net

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Interest income and other non-operating income, net	$152	$377	$1,064	$734	$(225)	(59.7)%	$330	45.0%

In the three months ended September 30, 2011 Interest income and other non-operating income, net decreased by $0.2 billion (or 59.7%) due primarily to derivative losses of $0.1 billion and net foreign exchange losses of $0.1 billion on debt balances.

In the nine months ended September 30, 2011 Interest income and other non-operating income, net increased by $0.3 billion (or 45.0%), due primarily to: (1) a gain of $0.3 billion recorded on the sale of our Ally Financial preferred stock; and (2) increased deferred revenue recognized of $0.1 billion in GMIO related to a service contract; partially offset by (3) a gain on the sale of Saab of $0.1 billion in the corresponding period in 2010.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Income tax expense (benefit)	$107	$(25)	$183	$845	$132	n.m.	$(662)	(78.3)%

n.m. = not meaningful

In the three months ended September 30, 2011 Income tax expense was $0.1 billion compared to a tax benefit of $25 million in the corresponding period in 2010. This increase in tax expense is due primarily to tax expense attributable to entities included in our effective tax rate calculation.

In the nine months ended September 30, 2011 Income tax expense decreased by $0.7 billion (or 78.3%) due primarily to: (1) decrease in tax expense due to recognition of previously unrecognized tax benefits of $0.4 billion, which includes reductions to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

interest expense of $0.2 billion and to valuation allowances of $0.1 billion; (2) decrease in tax expense attributable to entities included in our effective tax rate calculation of $0.2 billion; and (3) decrease in tax expense attributable to a taxable foreign currency gain in Venezuela of $0.1 billion recorded in the corresponding period in 2010.

The recorded effective tax rate is lower than the applicable statutory tax rate in all periods, due primarily to income earned in jurisdictions for which a full valuation allowance is recorded.

Equity Income, net of tax and Gain on Disposal of Investments

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
China JVs	$387	$335	$1,215	$1,061	$52	15.5%	$154	14.5%
New Delphi (including gain on disposition)	—	23	1,727	97	(23)	(100.0)%	1,630	n.m.
Others	(10)	(7)	(39)	7	(3)	(42.9)%	(46)	n.m.

Total equity income, net of tax and gain on disposal of investments	$377	$351	$2,903	$1,165	$26	7.4%	$1,738	149.2%

n.m. = not meaningful

In the three months ended September 30, 2011 the change in Equity income, net of tax and gain on disposal of investments was insignificant.

In the nine months ended September 30, 2011 Equity income, net of tax and gain on disposal of investments increased by $1.7 billion or (149.2%) due primarily to a gain of $1.6 billion recorded on the sale of our Delphi Automotive LLP (New Delphi) Class A Membership Interests in GMNA and increased equity income related to our China JVs of $0.1 billion in GMIO.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Automotive Current Assets
Cash and cash equivalents	$20,297	$21,061
Marketable securities	11,680	5,555
Accounts and notes receivable (net of allowance of $332 and $252)	10,512	8,699
Inventories	15,220	12,125
Equipment on operating leases, net	3,467	2,568
Other current assets and deferred income taxes	2,834	3,045

Total current assets	64,010	53,053
Automotive Non-current Assets
Equity in net assets of nonconsolidated affiliates	7,534	8,529
Property, net	21,556	19,235
Goodwill	28,605	30,513
Intangible assets, net	10,498	11,882
Other assets and deferred income taxes	3,969	4,754

Total non-current assets	72,162	74,913

Total Automotive Assets	136,172	127,966
GM Financial Assets
Finance receivables, net (including gross finance receivables transferred to SPEs of $8,433 and $7,156)	8,918	8,197
Restricted cash	1,124	1,090
Goodwill	1,278	1,265
Other assets (including leased assets, net transferred to SPEs of $101 and $0)	1,005	380

Total GM Financial Assets	12,325	10,932

Total Assets	$148,497	$138,898

LIABILITIES AND EQUITY
Automotive Current Liabilities
Accounts payable (principally trade)	$25,646	$21,497
Short-term debt and current portion of long-term debt (including certain debt at GM Korea of $130 and $70)	1,543	1,616
Accrued liabilities (including derivative liabilities at GM Korea of $63 and $111)	24,559	24,044

Total current liabilities	51,748	47,157
Automotive Non-current Liabilities
Long-term debt (including certain debt at GM Korea of $8 and $835)	2,667	3,014
Postretirement benefits other than pensions	8,842	9,294
Pensions	18,684	21,894
Other liabilities and deferred income taxes	12,684	13,021

Total non-current liabilities	42,877	47,223

Total Automotive Liabilities	94,625	94,380
GM Financial Liabilities
Securitization notes payable	6,902	6,128
Credit facilities	553	832
Other liabilities	801	399

Total GM Financial Liabilities	8,256	7,359

Total Liabilities	102,881	101,739
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at September 30, 2011 and December 31, 2010)	5,536	5,536
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at September 30, 2011 and December 31, 2010)	4,855	4,855
Common stock, $0.01 par value (5,000,000,000 shares authorized, 1,564,366,673 shares issued and outstanding at September 30, 2011 and 1,500,136,998 shares issued and outstanding at December 31, 2010)	16	15
Capital surplus (principally additional paid-in capital)	26,330	24,257
Retained earnings	6,595	266
Accumulated other comprehensive income	1,412	1,251

Total stockholders’ equity	44,744	36,180
Noncontrolling interests	872	979

Total Equity	45,616	37,159

Total Liabilities and Equity	$148,497	$138,898

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive

Current Assets

Marketable securities of $11.7 billion increased $6.1 billion (or 110.3%) due to investments in securities with maturities exceeding 90 days resulting primarily from our improved liquidity and cash position.

Accounts and notes receivable of $10.5 billion increased by $1.8 billion (or 20.8%) due primarily to: (1) increase related to the termination and modification of wholesale advance agreements with Ally Financial in GMNA, which had provided for accelerated receipt of payment on dealer sales financed through Ally Financial of $2.2 billion; and (2) increased sales volume in GMNA of $0.9 billion; partially offset by (3) collection of 2010 dividends of $0.9 billion primarily from our China JVs and (4) unfavorable foreign currency translation effect of $0.2 billion.

Inventories of $15.2 billion increased by $3.1 billion (or 25.5%) due primarily to: (1) increased raw materials, finished goods and consigned inventory of $2.9 billion to support increased forecasted production and to build up inventory from seasonally low levels in December 2010 to support increased demand for our products; and (2) increased repurchases of leased vehicles of $0.3 billion; partially offset by (3) an unfavorable foreign currency translation effect of $0.3 billion, primarily in GMIO and GMSA, due to the strengthening of the U.S. Dollar against major currencies.

Equipment on operating leases, net of $3.5 billion increased by $0.9 billion (or 35.0%) due primarily to an increase of $0.6 billion in GMNA primarily related to vehicles leased to daily rental car companies (vehicles leased to U.S. daily rental car companies increased to 144,000 vehicles at September 30, 2011 from 118,000 vehicles at December 31, 2010), and an increase of $0.3 billion in GME due primarily to an increase in leased vehicles to 63,000 vehicles at September 30, 2011 from 40,000 vehicles at December 31, 2010.

Non-Current Assets

Equity in net assets of nonconsolidated affiliates of $7.5 billion decreased by $1.0 billion (or 11.7%) due primarily to a decrease of $2.0 billion resulting from the March 2011 sale of our interest in New Delphi. This reduction was partially offset by equity income of $1.2 billion primarily related to our China JVs.

Property, net of $21.6 billion increased by $2.3 billion (or 12.1%) due primarily to: (1) capital expenditures of $5.3 billion; and (2) new capital leases of $0.4 billion; partially offset by (3) depreciation of $2.8 billion; (4) unfavorable foreign currency translation and remeasurement effects of $0.3 billion primarily in GMIO and GMSA due to the strengthening of the U.S. Dollar against major currencies; (5) decreases of $0.1 billion associated with the deconsolidation of VM Motori (VMM); and (6) decreases of $0.1 billion associated with disposals.

Goodwill of $28.6 billion decreased by $1.9 billion (or 6.3%) due to impairment charges of $1.9 billion recognized upon our adoption of Accounting Standard Update (ASU) 2010-28, “Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (ASU 2010-28). The impairment charges, in GME, resulted in the recognition of a cumulative-effect adjustment to beginning Retained earnings of $1.5 billion and an impairment charge of $0.4 billion recorded in Goodwill impairment charges during the three months ended March 31, 2011.

Intangible assets, net of $10.5 billion decreased by $1.4 billion (or 11.6%) due primarily to amortization of $1.4 billion.

Other assets and deferred income taxes of $4.0 billion decreased $0.8 billion (or 16.5%) due primarily to the sale of our investment in Ally Financial preferred stock of $0.7 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Current Liabilities

Accounts payable of $25.6 billion increased by $4.1 billion (or 19.3%) due primarily to: (1) increased payables of $3.0 billion for materials due to increased production volume; and (2) an increase in accounts payable for capital projects of $1.2 billion as we prepare for new vehicle launches; partially offset by (3) favorable foreign currency translation and remeasurement effects of $0.6 billion due to the weakening of most major currencies against the U.S. Dollar.

Short-term debt and current portion of long-term debt of $1.5 billion decreased by $0.1 billion (or 4.5%) due primarily to payments on short-term debt of $1.1 billion, partially offset by reclassifications of $0.8 billion from long-term debt to short-term debt.

Accrued liabilities of $24.6 billion increased by $0.5 billion (or 2.1%) due primarily to: (1) an increase in customer deposits primarily related to the increased number of vehicles leased to daily rental car companies of $1.8 billion; and (2) an increase in product warranty and recall campaign accrual due to recent claims experience of $0.5 billion; partially offset by (3) net decreases in various accruals of $0.7 billion; (4) a decrease in income taxes of $0.5 billion due primarily to settlements of income tax liability in GMSA; (5) a decrease in dealer and customer sales allowances of $0.3 billion in GMNA; (6) favorable foreign currency translation and remeasurement effects of $0.2 billion due to the weakening of most major currencies against the U.S. Dollar; and (7) a net decrease in payroll and employee benefits accruals of $0.1 billion.

Non-Current Liabilities

Long-term debt of $2.7 billion decreased $0.3 billion (or 11.5%) due primarily to: (1) reclassifications of $0.8 billion from long-term debt to short-term debt; and (2) favorable foreign currency translation and remeasurement effects of $0.1 billion primarily in GMIO and GMSA due to weakening of major currencies against the U.S. Dollar; partially offset by (3) capital leases of $0.4 billion primarily in GME and GMNA; and (4) amortization of debt discounts of $0.1 billion.

Pensions liabilities of $18.7 billion decreased by $3.2 billion (or 14.7%) due primarily to: (1) contributions and benefit payments of $2.6 billion, including contribution of common stock to our U.S. hourly and salaried pension plans of $1.9 billion; (2) decrease related to the revaluation of pension plans of $0.3 billion in GME associated with goodwill impairment testing; and (3) expected return on assets in excess of service and interest expense of $0.3 billion.

Automotive Financing — GM Financial

Total GM Financial Assets

Finance receivables, net of $8.9 billion increased by $0.7 billion (or 8.8%) due primarily to new loan originations of $3.8 billion partially offset by principal collections and gross charge offs of $3.1 billion.

Other assets of $1.0 billion increased by $0.6 billion (or 164.5%) due primarily to an increase in new leased vehicle originations of $0.5 billion and an increase in cash and cash equivalents of $0.1 billion.

Total GM Financial Liabilities

Securitization notes payable of $6.9 billion increased by $0.8 billion (or 12.6%) due primarily to the issuance of new securitization notes payable of $3.7 billion partially offset by a normal principal amortization of $2.9 billion of the securitization notes payable.

Credit facilities of $0.6 billion decreased by $0.3 billion (or 33.5%) due primarily to lower utilization of the credit facilities as a result of the issuance of $3.7 billion of securitization notes payable and $0.5 billion of 6.75% senior notes.

Other liabilities of $0.8 billion increased by $0.4 billion (or 100.8%) due primarily to the issuance of $0.5 billion of 6.75% senior notes in June 2011.

Further information on each of our business segments is subsequently discussed.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total net sales and revenue	$21,884	$21,493	$67,122	$61,045
EBIT	$2,195	$2,125	$7,342	$4,935

GMNA Vehicle Sales and Production Volume

The following tables summarize total production volume and new vehicle sales volume and competitive position (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Production volume
Cars	267	215	860	737
Trucks	473	492	1,490	1,369

Total	740	707	2,350	2,106

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010 (a)		2011		2010 (a)(b)
	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry
Vehicle sales (c)(d)(e)
Total GMNA	745	18.8%	660	17.7%	2,213	18.8%	1,940	18.1%
Total U.S.	641	19.7%	558	18.3%	1,902	19.6%	1,639	18.7%
U.S. - Cars.	230	15.7%	204	13.9%	764	16.6%	629	14.6%
U.S. - Trucks	410	23.0%	354	22.4%	1,138	22.3%	1,010	22.6%
Canada	62	14.6%	65	15.3%	187	15.0%	189	15.4%
Mexico	40	17.8%	35	17.5%	117	17.9%	108	18.4%
Other North America	2	3.0%	2	3.1	7	3.5%	5	3.1

(a)	Includes HUMMER, Saturn and Pontiac vehicle sales data.

(b)	Includes Saab vehicle sales data through February 2010.

(c)	Vehicle sales primarily represent sales to the end customer.

(d)	Vehicle sales data may include rounding differences.

(e)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at time of delivery to the daily rental car companies.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010 (a)
GMNA vehicle sales by brand (b)(c)(d)
Buick	50	47	150	123
Cadillac	39	42	120	112
Chevrolet	529	469	1,590	1,392
GMC	126	99	352	290
Other-Opel	—	—	1	1

Total core brands	745	658	2,213	1,918

HUMMER	—	1	—	4
Pontiac	—	2	—	11
Saab	—	—	—	1
Saturn	—	—	—	7

Total other brands	—	2	—	22

GMNA total	745	660	2,213	1,940

(a)	Our vehicle sales include Saab data through February 2010.

(b)	Vehicle sales primarily represent sales to the end customer.

(c)	Vehicle sales data may include rounding differences.

(d)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

GMNA Total Net Sales and Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Total net sales and revenue	$21,884	$21,493	$67,122	$61,045	$391	1.8%	$6,077	10.0%

In the three months ended September 30, 2011 Total net sales and revenue increased by $0.4 billion (or 1.8%) due primarily to: (1) increased wholesale volumes of $0.9 billion representing 33,000 vehicles (or 4.5%) due to increased industry demand and successful recent vehicle launches such as the Chevrolet Cruze, Chevrolet Equinox and GMC Terrain; (2) favorable vehicle pricing effect of $0.3 billion; (3) favorable net foreign currency remeasurement of $0.1 billion driven primarily by a stronger Canadian Dollar against the U.S. Dollar; and (4) increased revenues from Customer Care and Aftersales of $0.1 billion due primarily to increased volumes; partially offset by (5) unfavorable vehicle mix of $0.8 billion; and (6) decreased revenue of $0.2 billion due to the sale of Nexteer in November 2010.

In the nine months ended September 30, 2011 Total net sales and revenue increased by $6.1 billion (or 10.0%) due primarily to: (1) increased wholesale volumes of $5.6 billion representing 221,000 vehicles (or 10.3%) due to increased industry demand and successful recent vehicle launches; (2) favorable vehicle pricing effect of $0.6 billion; (3) increased revenues from OnStar and Customer Care and Aftersales of $0.4 billion due primarily to increased volumes; and (4) favorable net foreign currency remeasurement of $0.4 billion driven primarily by a stronger Canadian Dollar against the U.S. Dollar; partially offset by (5) decreased revenue of $0.8 billion due to the sale of Nexteer in November 2010; and (6) unfavorable vehicle mix of $0.3 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMNA EBIT

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
EBIT	$2,195	$2,125	$7,342	$4,935	$70	3.3%	$2,407	48.8%

In the three months ended September 30, 2011 EBIT increased by $0.1 billion (or 3.3%) due primarily to: (1) favorable foreign currency remeasurement of $0.5 billion driven primarily by the weakening of the Canadian Dollar against the U.S. Dollar; (2) favorable vehicle pricing effect of $0.3 billion; (3) decreased amortization expense of $0.3 billion due to impairment charges for product-specific tooling assets in the corresponding period in 2010 and the effect of double-declining amortization of technology intangibles which were recorded on July 10, 2009; (4) increased net wholesale volumes of $0.3 billion due to increased industry demand and successful recent vehicle launches such as the Chevrolet Cruze, Chevrolet Equinox and GMC Terrain; and (5) increase in net pension and OPEB income of $0.1 billion; partially offset by (6) unfavorable net vehicle mix of $0.7 billion; (7) increased material prices and freight of $0.1 billion; (8) increased engineering expense and other technology fees of $0.1 billion to support new product development; (9) increased restructuring charges of $0.1 billion; (10) increased advertising and sales promotion expense of $0.1 billion to support media campaigns for our products; and (11) charges of $0.1 billion resulting from the ratification of the Labor Agreement.

In the nine months ended September 30, 2011 EBIT increased by $2.4 billion (or 48.8%) due primarily to: (1) a gain of $1.6 billion on the sale of our New Delphi Class A Membership Interests; (2) increased net wholesale volumes of $1.6 billion due to increased industry demand and successful recent vehicle launches; (3) favorable vehicle pricing effect of $0.6 billion; (4) decreased amortization expense of $0.6 billion due to impairment charges for product-specific tooling assets in the corresponding period in 2010 and the effect of double-declining amortization of technology intangibles which were recorded on July 10, 2009; (5) favorable foreign currency remeasurement of $0.5 billion driven primarily by the weakening of the Canadian Dollar against the U.S. Dollar; (6) increase in net pension and OPEB income of $0.3 billion due to December 31, 2010 plan remeasurements; and (7) favorable manufacturing performance of $0.1 billion; partially offset by (8) unfavorable net vehicle mix of $1.2 billion; (9) increased engineering expense and other technology fees of $0.6 billion to support new product development; (10) increased material prices and freight of $0.4 billion; (11) increased warranty expense of $0.4 billion partially offset by a reduction in charges of $0.2 billion during the three months ended June 30, 2010, for a recall campaign on windshield fluid heaters; (12) increased advertising and sales promotion expenses of $0.3 billion primarily to support media campaigns for our products; (13) reduction in favorable adjustments of $0.2 billion to restructuring reserves primarily due to increased production capacity utilization in the corresponding period in 2010; and (14) charges of $0.1 billion resulting from the ratification of the Labor Agreement.

GM Europe

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total net sales and revenue	$6,151	$5,657	$20,480	$17,162
EBIT (Loss)	$(292)	$(559)	$(580)	$(1,196)

GME Vehicle Sales and Production Volume

The following tables summarize total production volume and new vehicle sales volume and competitive position (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Production volume	270	286	940	921

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010 (a)		2011		2010 (a)(b)
	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry
Vehicle sales (c)(d)(e)(f)
Total GME	407	8.8%	389	8.9%	1,319	8.8%	1,236	8.7%
United Kingdom	72	11.9%	76	12.6%	225	12.6%	233	12.7%
Germany	74	8.6%	66	8.5%	226	8.6%	195	8.2%
Italy	30	7.8%	34	8.2%	118	7.9%	131	7.7%
Russia	64	9.1%	40	7.3%	177	9.0%	107	7.8%
France	23	4.4%	23	4.3%	97	4.8%	87	4.4%
Uzbekistan	30	94.2%	38	96.9%	87	93.7%	109	96.8%
Spain	17	8.1%	17	8.2%	63	8.8%	80	9.0%

(a)	Includes HUMMER vehicle sales data.

(b)	Includes Saab vehicle sales data through February 2010.

(c)	Vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as forecast volumes, are used to estimate vehicles sales.

(d)	GMIO records the financial results (primarily Automotive sales and revenue and Automotive cost of sales) of Chevrolet brand vehicles that it distributes and sells in Europe. These Chevrolet brand vehicles, when sold in Europe, are included in GME vehicle sales volume and market share data because vehicle sales volumes are reported in the geographical region in which they are sold, regardless of where they were produced. Chevrolet brand vehicles sales included in GME vehicle sales volume and market share data were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Chevrolet brand vehicles	127	115	379	348

(e)	Vehicle sales data may include rounding differences.

(f)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

GME Total Net Sales and Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Total net sales and revenue	$6,151	$5,657	$20,480	$17,162	$494	8.7%	$3,318	19.3%

In the three months ended September 30, 2011 Total net sales and revenue increased by $0.5 billion (or 8.7%) due primarily to: (1) favorable foreign currency translation effect of $0.4 billion, due primarily to the strengthening of the Euro and British Pound against the U.S. Dollar; (2) favorable vehicle mix of $0.2 billion due primarily to increased sales of the new generation Opel Meriva and the new generation Opel Astra; and (3) revenue from GM Strasbourg of $0.1 billion, as the entity was acquired in October 2010; partially offset by (4) decreased wholesale volumes of $0.2 billion representing 9,000 vehicles (or 3.1%) due to a decrease in the United Kingdom by 7,000 vehicles (or 9.4%), a decrease in exports to the United States by 6,000 vehicles attributable primarily to the end of production of the Buick Regal in Germany as production was shifted to Canada, decreases in Italy by 5,000 vehicles (or 18.8%), in Spain by 3,000 vehicles (or 20.8%), in France by 2,000 vehicles (or 9.4%), and a net decrease of 3,000 vehicles in all other countries within GME; partially offset by increases in Germany by 12,000 vehicles (or 22.1%) and in Russia by 5,000 vehicles (or 38.4%); and (5) the deconsolidation of VMM in June 2011.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2011 Total net sales and revenue increased by $3.3 billion (or 19.3%) due primarily to: (1) favorable foreign currency translation effect of $1.2 billion, due primarily to the strengthening of the Euro and British Pound against the U.S. Dollar; (2) increased wholesale volumes of $0.8 billion representing 58,000 vehicles (or 6.4%) due to increases in Germany by 39,000 vehicles (or 23.8%), in Russia by 25,000 vehicles (or 97.1%), in Turkey by 16,000 vehicles (or 65.1%), partially offset by decreases in Spain of 12,000 vehicles (or 19.8%), and in Italy by 11,000 vehicles (or 10.8%); (3) favorable vehicle mix of $0.8 billion due primarily to increased sales of the Opel Insignia, new generation Opel Meriva, and new generation Opel Astra; (4) revenue from GM Strasbourg of $0.4 billion; and (5) increased powertrain engine and transmission sales of $0.4 billion, primarily in support of the Chevrolet Cruze and Chevrolet Volt; partially offset by (6) a reduction in Saab brand sales of $0.2 billion related to the sale of Saab in 2010; and (7) the deconsolidation of VMM.

GME EBIT (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
EBIT (Loss)	$(292)	$(559)	$(580)	$(1,196)	$267	47.8%	$616	51.5%

In the three months ended September 30, 2011 EBIT loss decreased by $0.3 billion (or 47.8%) due primarily to: (1) restructuring charges of $0.1 billion recorded during the corresponding period in 2010 for separation programs announced in Belgium; (2) favorable net vehicle mix of $0.1 billion due to increased sales of new generation Opel Meriva and new generation Opel Astra; (3) decreased manufacturing costs of $0.1 billion related to the closing of the Antwerp, Belgium facility and European wide labor savings; and (4) favorable net foreign currency effects of $0.1 billion on foreign denominated debt, trade payables and receivables transactions; partially offset by (5) increased engineering expense and other technology fees of $0.1 billion associated with new generation vehicles.

In the nine months ended September 30, 2011 EBIT loss decreased by $0.6 billion (or 51.5%) due primarily to: (1) higher restructuring charges of $0.5 billion recorded during the corresponding period in 2010 for separation programs announced in Belgium, Spain, and the United Kingdom; (2) decreased manufacturing costs of $0.3 billion related to the closing of the Antwerp, Belgium facility and European wide labor savings; (3) favorable net vehicle mix of $0.2 billion due to increased sales of the Opel Insignia, new generation Opel Meriva, and new generation Opel Astra; (4) increased net wholesale volumes of $0.2 billion; (5) an increase of $0.1 billion in an embedded foreign currency exchange derivative associated with a long-term supply agreement entered into in 2010; and (6) EBIT from GM Strasbourg of $0.1 billion; partially offset by (7) Goodwill impairment charges of $0.4 billion; (8) unfavorable net foreign currency effects of $0.1 billion on foreign denominated debt, trade payables and trade receivables transactions; (9) charges of $0.1 billion related to a single customer’s default under various commercial supply agreements; and (10) a nonrecurring gain on the sale of Saab of $0.1 billion recorded in the corresponding period in 2010.

GM International Operations

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total net sales and revenue	$6,294	$5,101	$18,337	$15,417
EBIT	$365	$516	$1,418	$1,928

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMIO Vehicle Sales and Production Volume

The following tables summarize total production volume and new vehicle sales volume and competitive position (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Production volume
Consolidated entities	253	235	820	751
Joint ventures
SGM	309	246	892	735
SGMW and FAW-GM(a)	312	298	940	991
Other	94	87	285	256

Total production volume	968	866	2,937	2,733

(a)	The joint venture agreements with SGMW and FAW-GM allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture production in China.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010 (a)		2011		2010 (a)(b)
	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry
Vehicle sales (c)(d)(e)(f)
Total GMIO	816	9.4%	745	8.7%	2,457	9.4%	2,301	8.8%
Vehicle sales-consolidated entities
Australia	33	13.0%	33	13.0%	96	12.8%	101	13.0%
Middle East Operations	36	12.1%	29	10.2%	103	11.8%	85	9.9%
South Korea	36	9.2%	30	7.9%	106	8.9%	88	7.8%
Egypt	13	26.2%	19	29.6%	34	26.5%	52	27.5%
Vehicle sales-primarily joint ventures
China (g)(h)	620	14.1%	567	13.6%	1,893	13.7%	1,776	13.3%
India (g)	29	3.7%	24	3.0%	84	3.4%	84	3.7%

(a)	Includes HUMMER vehicle sales data.

(b)	Includes Saab vehicle sales data through February 2010.

(c)	Vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicles sales.

(d)	Vehicle sales data may include rounding differences.

(e)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(f)	GMIO records the financial results (primarily Automotive sales and revenue and Automotive cost of sales) of Chevrolet brand vehicles that it distributes and sells in Europe. These Chevrolet brand vehicles, when sold in Europe, are included in GME vehicle sales volume and market share data because vehicle sales volumes are reported in the geographical region in which they are sold, regardless of where they were produced. Chevrolet brand vehicle sales included in GME vehicle sales volume and market share data were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Chevrolet brand vehicles	127	115	379	348

(g)	Includes the following joint venture vehicle sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Joint venture vehicle sales in China
SGM	306	262	906	742
SGMW and FAW-GM	312	304	983	1,031
Joint venture vehicle sales in India
HKJV	29	24	84	74

(h)	The joint venture agreements with SGMW and FAW-GM allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture vehicle sales in China as part of our global market share.

GMIO Total Net Sales and Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Total net sales and revenue	$6,294	$5,101	$18,337	$15,417	$1,193	23.4%	$2,920	18.9%

In the three months ended September 30, 2011 Total net sales and revenue increased by $1.2 billion (or 23.4%) due primarily to: (1) increased wholesale volumes of $0.7 billion representing 18,000 vehicles (or 6.0%) primarily in GM Korea Company, formerly GM Daewoo Auto & Technology Co. (GM Korea) by 9,000 vehicles (or 5.2%) driven by strong industry growth leading to increased domestic and export demand for medium vehicles such as the Chevrolet Cruze and Chevrolet Orlando; in Australia increased by 5,000 vehicles (or 15.8%) driven by industry growth; in the Middle East Operations increased by 2,000 vehicles (or 4.4%) driven by industry growth; in South Africa increased by 1,000 vehicles (or 6.0%) driven by industry and market share growth especially on demand for the Chevrolet Cruze and the recent launch of the new generation Chevrolet Captiva and Chevrolet Orlando, and partially offset by a decrease in Egypt of 4,000 vehicles (or 26.8%) resulting from the unstable political situation in the country; (2) favorable net foreign currency translation effect of $0.3 billion driven by the strengthening of major currencies such as the Australian Dollar, the Korean Won and the Euro against the U.S. Dollar; and (3) favorable vehicle mix of $0.1 billion driven by launches of the Chevrolet Orlando.

In the nine months ended September 30, 2011 Total net sales and revenue increased by $2.9 billion (or 18.9%) due primarily to: (1) increased wholesale volumes of $1.6 billion representing 69,000 vehicles (or 7.8%) primarily in GM Korea by 65,000 vehicles (or 12.9%) driven by strong industry growth leading to increased domestic and export demand for medium and mini vehicles such as the Chevrolet Cruze and Chevrolet Aveo; in the Middle East Operations increased by 19,000 vehicles (or 16.7%) driven by industry growth; in South Africa by 10,000 vehicles (or 25.5%) driven by industry growth and strong sales performance such as the Chevrolet Cruze and the launch of the new generation Chevrolet Captiva and Chevrolet Orlando; partially offset by a decrease in Egypt of 11,000 vehicles (or 30.2%) driven by the unstable political situation in the country and in Australia by 7,000 vehicles (or 6.9%) resulting from government incentives expiring in December 2009 driving higher deliveries in the first half of 2010 and increased sales

GENERAL MOTORS COMPANY AND SUBSIDIARIES

in the second half of 2010 driven by industry growth; (2) favorable net foreign currency translation of $0.8 billion driven by the strengthening of major currencies such as the Australian Dollar, the Korean Won and the Euro against the U.S. Dollar; and (3) favorable vehicle mix of $0.3 billion driven by launches of the Alpheon and Chevrolet Orlando.

The vehicle sales related to our China and India joint ventures are not reflected in Total net sales and revenue (our operations in India were deconsolidated effective February 2010). The results of our joint ventures are recorded in Equity income, net of tax and gain on disposal of investments.

GMIO EBIT

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
EBIT	$365	$516	$1,418	$1,928	$(151)	(29.3)%	$(510)	(26.5)%

In the three months ended September 30, 2011 EBIT decreased by $0.2 billion (or 29.3%) due primarily to: (1) increased engineering expenses and other technology fees of $0.2 billion to support new product development; (2) unfavorable net foreign currency translation effect of $0.1 billion; (3) derivative losses of $0.1 billion primarily due to losses in GM Korea; partially offset by (4) favorable net wholesale volume effect of $0.2 billion; and (5) non-controlling interest attributable to minority shareholders of $0.1 billion and other collectively insignificant items.

In the nine months ended September 30, 2011 EBIT decreased by $0.5 billion (or 26.5%) due primarily to: (1) increased engineering expenses and other technology fees of $0.4 billion to support new product development; (2) unfavorable net vehicle mix of $0.1 billion; (3) unfavorable net foreign currency translation effect of $0.1 billion; (4) derivative losses of $0.1 billion primarily due to losses in GM Korea; (5) increased advertising and sales promotion of $0.1 billion to support media campaigns for launches of new products and the launch of the Chevrolet brand in Korea; (6) increased material prices of $0.1 billion; and (7) charges at HKJV of $0.1 billion driven by changes in Indian tax regulations which significantly extended the period of time over which we will earn certain incentives; partially offset by (8) favorable net wholesale volumes of $0.3 billion; (9) decreased non-controlling interest attributable to minority shareholders of $0.2 billion; and (10) increased equity income, net of tax, $0.1 billion primarily from the operating results of our China JVs.

GM South America

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total net sales and revenue	$4,418	$3,996	$12,677	$10,928
EBIT (Loss)	$(44)	$163	$103	$623

GMSA Vehicle Sales and Production Volume

The following tables summarize total production volume and new vehicle sales volume and competitive position (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Production volume	243	245	721	685

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry	GM	GM as a % of Industry
Vehicle sales (a)(b)(c)
Total GMSA	277	18.7%	268	19.8%	799	18.9%	740	20.0%
Brazil	161	17.1%	169	18.3%	465	17.3%	471	18.8%
Argentina	39	16.6%	29	16.1%	109	16.0%	85	16.4%
Colombia	28	32.8%	24	35.5%	80	33.1%	60	34.3%
Ecuador	15	43.0%	14	41.2%	45	42.3%	37	40.9%
Chile	14	17.3%	12	17.4%	43	17.1%	33	17.1%
Venezuela	11	34.8%	15	42.0%	35	39.6%	39	41.7%

(a)	Vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale volumes, are used to estimate vehicles sales.

(b)	Vehicle sales data may include rounding differences.

(c)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

GMSA Total Net Sales and Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Total net sales and revenue	$4,418	$3,996	$12,677	$10,928	$422	10.6%	$1,749	16.0%

In the three months ended September 30, 2011 Total net sales and revenue increased by $0.4 billion (or 10.6%) due primarily to: (1) increased wholesale volumes of $0.1 billion representing 16,000 vehicles (or 6.0%), primarily in Argentina by 12,000 vehicles (or 39.7%), in Colombia by 5,000 vehicles (or 19.3%), in Peru by 2,000 vehicles (or 85.1%) driven by improved macroeconomic conditions and industry growth throughout the region, partially offset by decreased wholesale volumes in Venezuela of 3,000 vehicles (or 22.9%) due to deteriorated market share driven by lower production; (2) favorable net foreign currency translation effect of $0.2 billion, due primarily to the strengthening of major currencies such as the Brazilian Real and Colombian Peso against the U.S. Dollar; (3) favorable vehicle mix of $0.1 billion; and (4) favorable vehicle pricing effect of $0.1 billion driven by the hyperinflationary economy in Venezuela.

In the nine months ended September 30, 2011 Total net sales and revenue increased by $1.7 billion (or 16.0%) due primarily to: (1) increased wholesale volumes of $0.7 billion representing 65,000 vehicles (or 8.7%) primarily in Argentina by 26,000 vehicles (or 33.1%), in Colombia by 22,000 vehicles (or 36.1%), in Chile by 8,000 vehicles (or 20.8%), in Ecuador by 6,000 vehicles (or 15.9%) and in Peru by 6,000 vehicles (or 104.1%) driven by improved macroeconomic conditions and industry growth throughout the region, partially offset by decreased wholesale volumes in Brazil of 4,000 vehicles (or 0.8%) due to deteriorated market share driven by increased competition and aggressive pricing in the market; (2) favorable net foreign currency translation effect of $0.7 billion, due primarily to the strengthening of major currencies such as the Brazilian Real and Colombian Peso against the U.S. Dollar; and (3) favorable vehicle pricing effect of $0.3 billion driven by the hyperinflationary economy in Venezuela.

GMSA EBIT (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
EBIT (Loss)	$(44)	$163	$103	$623	$(207)	n.m.	$(520)	(83.5)%

n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended September 30, 2011 GMSA incurred an EBIT loss as compared to EBIT of $0.2 billion in the corresponding period in 2010 due primarily to: (1) increased material and manufacturing costs of $0.2 billion; and (2) foreign currency transaction gains of $0.1 billion recorded in 2010 due to the preferential foreign currency exchange rates in Venezuela, which CADIVI discontinued in 2011; partially offset by (3) favorable vehicle pricing effect of $0.1 billion, primarily in Venezuela driven by the hyperinflationary economy.

In the nine months ended September 30, 2011 EBIT decreased by $0.5 billion (or 83.5%) due primarily to: (1) increased material, freight and manufacturing costs of $0.7 billion; and (2) foreign currency transaction gains of $0.2 billion recorded in the corresponding period in 2010 due to the preferential foreign currency exchange rates in Venezuela, which CADIVI discontinued in 2011; partially offset by (3) favorable vehicle pricing effect of $0.3 billion, primarily in Venezuela driven by the hyperinflationary economy; and (4) favorable net foreign currency translation effect of $0.1 billion.

In January 2010 the Venezuelan government announced that the official fixed exchange rate of 2.15 BsF to $1.00 would be changed to a dual rate system that includes a 2.60 BsF to $1.00 essentials rate for food, technology and heavy machine importers and a 4.30 BsF to $1.00 non-essentials rate for all others. This devaluation required remeasurement of our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities. We used a rate of 4.30 BsF to $1.00 to determine the remeasurement, which resulted in a charge of $25 million recorded in Automotive cost of sales in the corresponding period in 2010.

GM Financial

(Dollars in millions)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Total revenue	$391	$1,016
Income before income taxes	$178	$452

In the three months ended September 30, 2011 Total revenue included finance charge income of $348 million and other income of $43 million. The effective yield on GM Financial’s finance receivables was 14.9% for the three months ended September 30, 2011. The effective yield represents finance charges and fees recorded in earnings and the accretion of the purchase accounting premium during the period as a percentage of average finance receivables.

In the nine months ended September 30, 2011 Total revenue included finance charge income of $907 million and other income of $109 million. The effective yield on GM Financial’s finance receivables was 13.5% for the nine months ended September 30, 2011.

Net margin is the difference between finance charge income and other income earned on GM Financial’s finance receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The following table summarizes GM Financial’s net margin and as a percentage of average earning assets (dollars in millions):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Finance charge income and other income	$391	15.9%	$1,016	14.6%
Interest expense	(56)	(2.3)%	(140)	(2.0)%

Net GM Financial margin	$335	13.6%	$876	12.6%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial Income Before Income Taxes

In the three months ended September 30, 2011 results included: (1) Total revenue of $391 million; partially offset by (2) operating and leased vehicle expenses of $106 million; (3) interest expense of $56 million; and (4) provision for loan losses of $51 million. GM Financial’s operating expenses are primarily related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables originated since October 1, 2010. Interest expense represents interest on GM Financial’s warehouse credit facilities, securitization notes payable and other unsecured debt.

Average debt outstanding in the three months ended September 30, 2011 was $7.7 billion and the effective rate of interest paid was 2.9%.

In the nine months ended September 30, 2011 results included: (1) Total revenue of $1.0 billion; partially offset by (2) operating and leased vehicle expenses of $289 million; (3) interest expense of $140 million; and (4) provision for loan losses of $135 million.

Average debt outstanding in the nine months ended September 30, 2011 was $7.5 billion and the effective rate of interest paid was 2.5%.

Corporate

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total net sales and revenue	$20	$33	$50	$110
Net income (loss) attributable to stockholders	$(209)	$(38)	$(103)	$(1,431)

Corporate Total Net Sales and Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Total net sales and revenue	$20	$33	$50	$110	$(13)	(39.4)%	$(60)	(54.5)%

In the three months ended September 30, 2011 the change in Total net sales and revenue was insignificant.

In the nine months ended September 30, 2011 Total net sales and revenue decreased by $0.1 billion (or 54.5%) due primarily to decreased revenue earned on portfolio management services performed for third parties due to the planned reduction of third party assets managed, and decreased lease financing revenues related to the liquidation of the portfolio of automotive retail leases. Average outstanding retail leases on-hand decreased to a de minimus amount at September 30, 2011 compared to 9,000 at September 30, 2010.

Corporate Net Income (Loss) Attributable to Stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended 2011 vs. 2010 Change		Nine Months Ended 2011 vs. 2010 Change
	2011	2010	2011	2010	Amount	%	Amount	%
Net income (loss) attributable to stockholders	$(209)	$(38)	$(103)	$(1,431)	$(171)	n.m.	$1,328	(92.8)%

n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended September 30, 2011 Net loss attributable to stockholders increased by $0.2 billion due primarily to: (1) intercompany activity of $0.2 billion that is eliminated in consolidation; (2) increased income tax expense of $0.1 billion due primarily to tax expense attributable to entities included in our effective tax rate calculation; and (3) increased other expense items of $0.1 billion; partially offset by (4) decreased interest expense of $0.2 billion due primarily to a reduction in our global average debt balance of $3.9 billion driven by the repayment in 2010 of the VEBA Notes and debt facilities held at certain of our foreign subsidiaries.

In the nine months ended September 30, 2011 Net loss attributable to stockholders decreased by $1.3 billion (or 92.8%) due primarily to: (1) decreased income tax expense of $0.7 billion due primarily to decreased tax expense attributable to entities included in our effective tax rate calculation of $0.2 billion, decreased tax expense due to recognition of previously unrecognized tax benefits of $0.4 billion, which included reductions to interest expense of $0.2 billion and to valuation allowances of $0.1 billion, and decreased tax expense attributable to a taxable foreign currency gain in Venezuela of $0.1 billion recorded in the corresponding period in 2010; (2) decreased interest expense of $0.4 billion due primarily to a reduction in our global average debt balance of $6.3 billion driven by the repayment in 2010 of the UST Loans, Canadian Loan and VEBA Notes; and (3) a gain of $0.3 billion related to the sale of our Ally Financial preferred stock; partially offset by (4) intercompany activity of $0.2 billion that is eliminated in consolidation.

Liquidity and Capital Resources

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of this report and our 2010 Form 10-K, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and, therefore, adversely affect our liquidity plans.

Automotive

Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our secured revolving credit facility will be sufficient to meet our liquidity needs. However, we expect to have substantial cash requirements going forward, which we plan to fund through available liquidity and cash flow from operations. Our known material future uses of cash include, among other possible demands: (1) pension contributions and OPEB payments; (2) capital expenditures; (3) payments to reduce debt and other long-term obligations; and (4) certain South American income and indirect tax-related administrative proceedings may require that we deposit funds in escrow or make payments which may range up to $0.7 billion.

Recent Management Initiatives

We continue to monitor and evaluate opportunities to optimize our liquidity position and capital structure in order to strengthen our balance sheet.

Reduction of Financial Leverage

Reducing our financial leverage remains a key strategic initiative. We continue to evaluate potential repayments of long-term obligations prior to maturity. Any such repayments may negatively affect our liquidity in the short-term.

In the nine months ended September 30, 2011 we prepaid and retired in full debt facilities of $1.0 billion held by certain of our subsidiaries, primarily in GMNA and GMSA. We recorded a loss on extinguishment of these debt facilities of $45 million. Our overall debt balances have not significantly changed during the nine months ended September 30, 2011 as a result of these repayments due to increases in other debt facilities which fluctuate with sales volume.

We made a voluntary contribution in January 2011 to our U.S. hourly and salaried defined benefit pension plans of 61 million shares of our common stock, valued at $2.2 billion for funding purposes at the time of contribution. The contributed shares qualified

GENERAL MOTORS COMPANY AND SUBSIDIARIES

as a plan asset for funding purposes at the time of contribution and as a plan asset valued at $1.9 billion for accounting purposes in July 2011. This contribution was made as part of our continuing efforts to mitigate risk in our balance sheet and fully fund long-term obligations.

Under wholesale financing arrangements, our U.S. dealers typically borrow money from financial institutions to fund their vehicle purchases from us. Effective January 2011 we terminated a wholesale advance agreement which provided for accelerated receipt of payments made by Ally Financial on behalf of our U.S. dealers pursuant to Ally Financial’s wholesale financing arrangements with dealers. Similar modifications were made in Canada and Mexico. The wholesale advance agreements cover the period for which vehicles are in transit between assembly plants and dealerships. We no longer receive payments in advance of the date vehicles purchased by dealers are scheduled to be delivered in GMNA, resulting in an increase to our accounts receivable balance of $2.2 billion at September 30, 2011. The amount of the increase to our accounts receivable balance depends on sales volumes, seasonal fluctuations and certain other factors. We expect the increase to our accounts receivable balances to moderate over the remainder of 2011.

In January 2011 we withdrew our application for loans available under Section 136 of the Energy Independence Security Act of 2007. This decision is consistent with our stated goal to minimize our outstanding debt.

Investment Actions including Reduction in Non-core Assets

During the three months ended September 30, 2011 we accumulated Canadian Dollar denominated deposits and investments of $2.3 billion. These deposits and investments will incur foreign exchange gains or losses based on the movement of the Canadian Dollar in relation to the U.S. Dollar and will therefore reduce our net Canadian Dollar foreign exchange exposure, which primarily relates to pension and OPEB liabilities. We expect to accumulate and maintain a sufficient amount of Canadian Dollar deposits and investments to offset the liabilities denominated in Canadian Dollars. These funds continue to be available to fund our normal ongoing operations and are included in our available liquidity.

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

Available Liquidity

Available liquidity includes cash, cash equivalents and marketable securities balances. At September 30, 2011 our available liquidity was $32.0 billion, not including funds available under credit facilities of $5.9 billion or in the HCT escrow account of $1.0 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We manage our liquidity primarily at our U.S. and international treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Our cash equivalents and marketable securities balances primarily include investments in U.S. government and agency obligations, time deposits and certificates of deposits, commercial paper, corporate debt securities and foreign government securities, and are primarily denominated in U.S. Dollars. We maintain cash balances in certain foreign currencies, such as the Canadian Dollar, to fund future payments on foreign currency denominated obligations thereby reducing a portion of the related foreign currency exposure. A portion of our total liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods, including inter-company loans, to utilize these funds across our global operations as needed. The following table summarizes our liquidity (dollars in millions):

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$20,297	$21,061
Marketable securities	11,680	5,555

Available liquidity	31,977	26,616
Available under credit facilities	5,858	5,919

Total available liquidity	37,835	32,535
HCT escrow account (a)	983	1,008

Total liquidity including the HCT escrow account	$38,818	$33,543

(a)	Classified as restricted cash and marketable securities which is recorded in Other current assets and deferred income taxes.

Total available liquidity increased by $5.3 billion in the nine months ended September 30, 2011 due primarily to positive cash flows from operating activities and proceeds from the sale of non-core assets partially offset by planned capital expenditures and repayments of debt obligations to reduce our financial leverage.

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

	Total Credit Facilities		Amounts Available Under Credit Facilities
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Credit Facilities
Committed	$5,436	$6,142	$5,306	$5,475
Uncommitted	625	490	552	444

Total	$6,061	$6,632	$5,858	$5,919

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Total Credit Facilities		Amounts Available Under Credit Facilities
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Credit Facilities
Secured Revolving Credit Facility	$5,000	$5,000	$5,000	$5,000
Brazil	—	466	—	2
GM Hong Kong (a)	200	400	200	370
Other (b)	861	766	658	547

Total	$6,061	$6,632	$5,858	$5,919

(a)	Includes credit facilities of $200 million at December 31, 2010 which we terminated in July 2011 following the repayment of $30 million which was outstanding under the facility.

(b)	Consists of credit facilities available primarily at our foreign subsidiaries.

At September 30, 2011 and December 31, 2010 our secured revolving credit facility comprised $5.0 billion of the amounts available under committed credit facilities and other committed credit facilities had $306 million and $475 million available.

While we do not believe that we will draw on the secured revolving credit facility to fund operating activities, the facility provides additional liquidity and financing flexibility. Availability under the secured revolving credit facility is subject to borrowing base restrictions. Our obligations under the secured revolving credit facility are guaranteed by certain of our domestic subsidiaries and secured by a substantial portion of our domestic assets, including accounts receivable, inventory, property, plants, and equipment, real estate, intercompany loans, intellectual property, trademarks and direct investments in Ally Financial. Obligations are also secured by the equity interests in certain of our direct domestic subsidiaries, as well as up to 65% of the voting equity interests in certain of our direct foreign subsidiaries, in each case, subject to certain exceptions. The collateral securing the secured revolving credit facility does not include, among other assets, cash, cash equivalents, marketable securities, as well as our investment in GM Financial and our equity interests in our China JVs and in GM Korea. If we receive an investment grade corporate rating from two or more of the credit rating agencies (Fitch, Moody’s and S&P), we may no longer have to post collateral under the terms of the facility. Under the facility, we have access to a $5.0 billion credit line facility and an additional $2.0 billion non-loan facility which may be used for other collateral requirements.

Uncommitted credit facilities include lines of credit which are available to us, but under which the lenders have no legal obligation to provide funding upon our request. We and our subsidiaries use credit facilities to fund working capital needs, product programs, facilities development and other general corporate purposes.

Restricted Cash and Marketable Securities

Pursuant to an agreement among GMCL, Export Development of Canada and an escrow agent we had $1.0 billion remaining in an escrow account at September 30, 2011 to fund certain of GMCL’s healthcare obligations. GMCL is obligated to make a payment to the HCT of CAD $1.0 billion within 10 days of the HCT implementation date, October 31, 2011, which it will fund out of these escrow funds, adjusted for the net difference between the amount of retiree monthly contributions received during the period January 1, 2010 through the HCT implementation date less the cost of benefits paid for claims incurred by covered employees during this period and certain related costs. Refer to Note 15 to the condensed consolidated financial statements for additional information on the HCT settlement.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Cash Flow

Operating Activities

In the nine months ended September 30, 2011 we had positive cash flows from operating activities of $6.2 billion due primarily to: (1) Net income of $8.2 billion, which included non-cash charges of $5.2 billion resulting from depreciation, impairment and amortization expense (including Goodwill impairment and amortization of debt issuance costs and discounts) and which also included gains of $1.9 billion related to the sale of our Class A Membership Interests in New Delphi and our Ally Financial preferred stock; partially offset by (2) unfavorable changes in working capital of $3.1 billion driven primarily by an increase in accounts receivable related to the termination of the wholesale advance agreements and an increase in inventory partially offset by increases in accounts payable balances related to increased production; (3) pension contributions and OPEB payments of $1.2 billion; and (4) unfavorable changes in other operating assets of $0.8 billion.

In the nine months ended September 30, 2010 we had positive cash flows from operating activities of $8.3 billion due primarily to: (1) Net income of $5.0 billion, which included non-cash charges of $5.3 billion resulting from depreciation, impairment and amortization expense (including amortization of debt issuance costs and discounts); (2) increase in income tax related balances of $0.5 billion; partially offset by (3) pension contributions and OPEB payments of $1.3 billion; and (4) unfavorable changes in working capital of $1.3 billion. The unfavorable changes in working capital were related to increases in accounts receivables and inventories, partially offset by an increase in accounts payable.

Investing Activities

In the nine months ended September 30, 2011 we had negative cash flows from investing activities of $5.0 billion due primarily to: (1) net investments in marketable securities of $6.1 billion; and (2) capital expenditures of $4.1 billion; partially offset by (3) proceeds received from the sale of our Class A Membership Interests in New Delphi and our Ally Financial preferred stock of $4.8 billion; and (4) a net decrease in restricted cash and marketable securities of $0.4 billion.

In the nine months ended September 30, 2010 we had positive cash flows from investing activities of $4.1 billion due primarily to: (1) a reduction in restricted cash and marketable securities of $12.7 billion due primarily to withdrawals from the escrow account related to the secured credit agreement with the UST; (2) liquidations of operating leases of $0.3 billion; and (3) an increase in cash of $0.1 billion from the consolidation of General Motors Egypt; partially offset by (4) net investments in marketable securities with maturities greater than 90 days of $5.9 billion; and (5) capital expenditures of $3.1 billion.

Financing Activities

In the nine months ended September 30, 2011 we had negative cash flows from financing activities of $1.6 billion due primarily to: (1) net payments on debt facilities of $0.8 billion primarily related to our early payments to retire debt facilities in GMNA and GMSA; (2) dividend payments on our Series A and Series B Preferred Stock of $0.6 billion; and (3) payment to acquire additional interest in GM Korea of $0.1 billion. Refer to Note 3 to the condensed consolidated financial statements for additional information on the acquisition of additional interest in GM Korea.

In the nine months ended September 30, 2010 we had negative cash flows from financing activities of $7.9 billion due primarily to: (1) repayments on the UST Loans and Canadian Loan of $5.7 billion and $1.3 billion; (2) payments on other debt of $0.8 billion; (3) dividend payments on our Series A Preferred Stock of $0.6 billion; and (4) payments on a program announced in March 2009 to provide financial assistance to automotive suppliers of $0.2 billion; partially offset by (5) proceeds from other debt of $0.7 billion.

Status of Credit Ratings

We receive a general corporate credit rating and a facility-specific credit rating for our $5.0 billion secured revolving credit facility, from four independent credit rating agencies: Dominion Bond Rating Services (DBRS), Fitch Ratings (Fitch), Moody’s Investor Service (Moody’s), and Standard & Poor’s (S&P). These ratings indicate the agencies’ assessment of a company’s creditworthiness

GENERAL MOTORS COMPANY AND SUBSIDIARIES

such as its ability to timely pay principal and interest on debt securities, dividends on preferred securities and other contractual obligations. Lower credit ratings generally represent higher borrowing costs and reduced access to capital markets for a company. The agencies consider a number of business and financial factors when determining ratings including, but not limited to, our competitive position, sustainability of our profits and cash flows, our balance sheet and liquidity profile and our ability to meet obligations under adverse economic scenarios.

DBRS, Moody’s, Fitch, and S&P currently regard our corporate credit rating as non-investment grade. The following table summarizes our credit ratings at November 1, 2011:

Rating Agency	Corporate	Secured Revolving Credit Facility	Senior Unsecured	Outlook
DBRS	BB (high)	BBB (low)	N/A	Stable
Fitch	BB	BBB-	N/A	Positive
Moody’s	Ba1	Baa2	N/A	Positive
S&P	BB+	BBB	N/A	Stable

Rating actions taken by the credit rating agencies from January 1, 2011 through November 1, 2011 were as follows:

DBRS: November 2011 — Upgraded corporate rating to BB (high) from BB.

Fitch: October 2011 — Upgraded corporate rating to BB from BB- and upgraded secured revolving credit facility rating to BBB- from BB+. Outlook revised to positive from stable.

Moody’s: October 2011 — Upgraded corporate rating to Ba1 from Ba2 and upgraded secured revolving credit facility rating to Baa2 from Baa3. Outlook revised to positive from stable.

S&P: September 2011 — Upgraded corporate rating to BB+ from BB- and upgraded our secured revolving credit facility rating to BBB from BB+. Outlook revised to stable from positive. February 2011 — Outlook revised to positive from stable.

We continue to pursue obtaining investment grade status by maintaining a balance sheet with minimal financial leverage and demonstrating continued operating performance.

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

GM Financial used cash of $3.8 billion for the purchases of finance receivables and $0.6 billion for the purchases of leased vehicles in the nine months ended September 30, 2011. Generally, these purchases were funded initially utilizing cash and borrowings under credit facilities and subsequently funded in securitization transactions. GM Financial received cash of $2.8 billion from collections and recoveries on receivables in the nine months ended September 30, 2011.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Available Liquidity

The following table summarizes GM Financial’s available liquidity (dollars in millions):

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$307	$195
Borrowing capacity on unpledged eligible receivables	647	272
Borrowing capacity on unpledged eligible leased assets	213	—

Available liquidity	$1,167	$467

Senior Notes

In June 2011 GM Financial issued 6.75% senior notes of $500 million which are due in June 2018 with interest payable semiannually. On July 1, 2011 proceeds of $71 million from this offering were used to redeem all of GM Financial’s outstanding 8.50% senior notes due in 2015. The remaining proceeds will be used for general corporate purposes.

In connection with the issuance of the 6.75% senior notes, GM Financial entered into a registration rights agreement that requires GM Financial to file a registration statement relating to the registration with the SEC of an exchange offer with respect to the 6.75% senior notes and the subsidiary guaranty. GM Financial filed the registration statement on September 12, 2011. If the registration statement has not been declared effective by the SEC within 210 days from the original issuance of the notes or ceases to remain effective, GM Financial will be required to pay the 6.75% senior note holders a maximum of $0.50 per week of additional interest per $1,000 of principal during the time the registration statement is not effective.

Credit Facilities

In the normal course of business, in addition to using available cash, GM Financial pledges receivables to and borrows under credit facilities to fund operations and repays these borrowings as appropriate under GM Financial’s cash management strategy. The following table summarizes GM Financial’s credit facilities (dollars in millions):

	September 30, 2011		December 31, 2010
	Facility Amount	Advances Outstanding	Facility Amount	Advances Outstanding
Syndicated warehouse facility (a)	$2,000	$117	$1,300	$278
U.S. lease warehouse facility (b)	$600	—		—
Canada lease warehouse facility (c)	$576	73		—
Medium-term note facility (d)		337		490
Bank funding facility (e)		26		64

Total		$553		$832

(a)	In February 2011 GM Financial extended the maturity date of the syndicated warehouse facility to May 2012 and increased the borrowing capacity to $2.0 billion from $1.3 billion.

(b)	In January 2011 GM Financial entered into a lease warehouse facility for lease originations in the U.S. that matures in January 2012. Borrowings on the facility are collateralized by leased assets.

(c)	In July 2011 GM Financial Canada Leasing Ltd., a subsidiary of GM Financial entered into a lease warehouse facility for lease originations in Canada that matures in July 2012. Borrowings on that facility are collateralized by leased assets. The facility amount represents CAD $600 million at September 30, 2011.

(d)	The revolving period under this facility has ended and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

(e)	The outstanding debt balance under the bank funding facility is secured by asset-backed securities of $27 million.

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

Non-Cash Charges

The following table summarizes significant non-cash charges (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Impairment charges related to investment in HKJV	$—	$—	$39	$—
Impairment charges related to goodwill	—	—	395	—
Impairment charges related vehicles leased to rental car companies	13	17	126	32
Impairment charges related to product-specific tooling assets	18	146	62	194

Total significant non-cash charges	$31	$163	$622	$226

Defined Benefit Pension Plan Contributions

We made a voluntary contribution in January 2011 to our U.S. hourly and salaried defined benefit pension plans of 61 million shares of our common stock, valued at $2.2 billion for funding purposes at the time of contribution. The contributed shares qualified as a plan asset for funding purposes at the time of contribution and as a plan asset valued at $1.9 billion for accounting purposes in July 2011.

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers’ commitments, certain product-related claims and commercial loans made by Ally Financial and outstanding with certain third parties excluding vehicle repurchase obligations, residual support and risk sharing related to Ally Financial. The maximum potential obligation under these commitments was $1.1 billion and $1.0 billion at September 30, 2011 and December 31, 2010.

Our agreement with Ally Financial requires the repurchase of Ally Financial financed inventory invoiced to dealers after September 1, 2008, with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer’s sales and service agreement. Repurchase obligations exclude vehicles which are damaged, have excessive mileage or have been altered. The repurchase obligation ended in August 2010 for vehicles invoiced through August 2009, ended in August 2011 for vehicles invoiced through August 2010 and ends in August 2012 for vehicles invoiced through August 2011.

The maximum potential amount of future payments required to be made to Ally Financial under this guarantee would be based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock and was estimated to be $19.4 billion and $18.8 billion at September 30, 2011 and December 31, 2010. If vehicles are required to be repurchased under this arrangement the total exposure would be reduced to the extent vehicles are able to be resold to another dealer or at auction. The fair value of the guarantee was $17 million and $21 million at September 30, 2011 and December 31, 2010 which considers the likelihood of dealers terminating and the estimated loss exposure for the ultimate disposition of vehicles.

Refer to Notes 17 and 24 to our condensed consolidated financial statements for additional information on guarantees we have provided.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Required Pension Funding Obligations

We are subject to a variety of federal rules and regulations, including the Employee Retirement Income Security Act of 1974, as amended (ERISA) and the Pension Protection Act of 2006 (PPA), which govern the manner in which we fund and administer our pensions for our retired employees and their spouses. Additionally, the Pension Relief Act of 2010 (PRA) provides us with options to amortize any shortfall amortization base for U.S. qualified pension plans either (1) over seven years with amortization starting two years after the election of this relief or (2) over 15 years. We have elected the 15-year amortization funding relief option for certain of our U.S. pension plans for the most recent pension funding valuation as of October 1, 2010. The election of the 15-year amortization option has enabled us to defer the funding requirements to future years. We do not have any required contributions payable to our U.S. qualified plans in 2011.

The next pension funding valuation to be prepared based on the requirements of the PPA will be as of October 1, 2011. Based on the PPA, we have the option to select a funding interest rate for the valuation based on either the Full Yield Curve method or the 3-Segment method, both of which are considered to be acceptable methods. A hypothetical valuation at September 30, 2011, assuming either the Full Yield Curve rate or the 3-Segment rate at September 30, 2011 for the plan year beginning October 1, 2011 and for all future valuations, projects no required contributions through 2016. We have assumed that the pension plans earn the expected return of 8.0% and no further changes in funding interest rates.

The funding interest rate and return on assets rate sensitivities for projected future required contributions are shown below (in billions):

	Funding Interest Rate Sensitivity Table					Estimated Return on Assets–7% - 100 Basis Point Decrease
	50 Basis Point Increase	25 Basis Point Increase	Base Line	25 Basis Point Decrease	50 Basis Point Decrease
2011	$—	$—	$—	$—	$—	$—
2012	$—	$—	$—	$—	$—	$—
2013	$—	$—	$—	$—	$—	$—
2014	$—	$—	$—	$—	$—	$—
2015	$—	$—	$—	$—	$—	$—
2016	$—	$—	$—	$—	$0.8	$—

The hypothetical valuation and the funding interest rate and return on assets rate sensitivities consider our 2010 plan year election of relief for certain of our U.S. pension plans but do not consider the potential election of relief provisions that are available to us for the 2011 plan year valuation under the PRA.

Fair Value Measurements

Automotive

At September 30, 2011 assets and liabilities classified in Level 3 were not significant. Prior to the three months ended December 31, 2010 significant assets and liabilities classified in Level 3, with the related Level 3 inputs, were as follows:

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

Level 3 Assets and Liabilities

At September 30, 2011 we used Level 3 inputs to measure net assets of $49 million (or less than 0.1% of our total assets included in the condensed consolidated balance sheet). These net assets included assets of $138 million (or 0.5% of the total assets measured at fair value), and liabilities of $89 million (or 56.0% of the total liabilities measured at fair value).

In the three months ended September 30, 2011 assets and liabilities measured using Level 3 inputs decreased $30 million from a net asset of $79 million to a net asset of $49 million due primarily to losses recorded during the period. In the nine months ended September 30, 2011 assets and liabilities measured using Level 3 inputs increased $63 million from a net liability of $14 million to a net asset of $49 million due primarily to unrealized gains on embedded derivatives, partially offset by unrealized losses on options.

At December 31, 2010 we used Level 3 inputs to measure net liabilities of $14 million (or less than 0.1% of our total liabilities included in the condensed consolidated balance sheet). These net liabilities included assets of $10 million (or less than 0.1% of the total assets measured at fair value), and liabilities of $24 million (or 16.4% of the total liabilities measured at fair value).

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

Realized and unrealized gains and losses related to assets and liabilities measured using Level 3 inputs did not have a material effect on operations, liquidity or capital resources in the three and nine months ended September 30, 2011 and 2010.

Automotive Financing — GM Financial

At September 30, 2011 significant assets and liabilities classified in Level 3, with the related Level 3 inputs, are as follows:

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

The following tables summarize dividends paid on our Series A Preferred Stock and Series B Preferred Stock (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Series A Preferred Stock	$155	$203	$466	$608
Series B Preferred Stock	59	—	183	—

Total Preferred Stock dividends paid	$214	$203	$649	$608

Our payment of dividends in the future, if any, will be determined by our Board of Directors and will be paid out of funds legally available for that purpose and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, the covenants in our debt instruments, and other factors.

Employees

At September 30, 2011 we employed 210,000 employees, of whom 141,000 (67%) were hourly employees and 69,000 (33%) were salaried employees. The following table summarizes worldwide employment (in thousands):

	September 30, 2011	December 31, 2010
GMNA	100	96
GME	40	40
GMIO	34	32
GMSA	33	31
GM Financial	3	3

Total Worldwide	210	202

U.S. – Salaried	29	28
U.S. – Hourly	50	49

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

Impairment of Goodwill

In December 2010 the Financial Accounting Standards Board (FASB) issued ASU 2010-28. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any

GENERAL MOTORS COMPANY AND SUBSIDIARIES

resulting goodwill impairment is recorded as a cumulative-effect adjustment to beginning Retained earnings at the date of adoption with future impairments recorded to earnings. We adopted the provisions of ASU 2010-28 on January 1, 2011. GME has a negative carrying amount and we determined that it was more likely than not that a goodwill impairment existed at January 1, 2011 and at March 31, 2011 due to decreases in our nonperformance risk and improvements in our incremental borrowing interest rates occurring since July 10, 2009 through March 31, 2011.

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

When applying fresh-start reporting certain accounts in GME, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value, and the difference between the U.S. GAAP and fair value amounts gave rise to goodwill, which is a residual. Our employee benefit related accounts were recorded in accordance with Accounting Standards Codification (ASC) 712 “Compensation — Nonretirement Postemployment Benefits” and ASC 715 “Compensation Benefits.” The discount rates utilized to determine the fair value of these obligations were based on our incremental borrowing rates, which included our nonperformance risk. Our incremental borrowing rates are also affected by changes in market interest rates. Deferred income taxes were recorded in accordance with ASC 740, “Income Taxes.” Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852, “Reorganizations” also resulted in goodwill. If all identifiable assets and liabilities had been recorded at fair value upon application of fresh-start reporting, no goodwill would have resulted.

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

Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly, we calculated GME’s implied goodwill in the same manner that goodwill is recognized in a business combination pursuant to ASC 805 “Business Combinations.” In performing our Step 2 analyses, we utilized a discounted cash flow methodology to estimate the fair values of GME at January 1, 2011 and March 31, 2011. These fair value estimates utilized a weighted-average cost of capital of 17.0% and 16.5% at January 1, 2011 and March 31, 2011 that considered various factors including bond yields, risk premiums, and tax rates; a terminal value that was determined using a growth model that applied a long-term growth rate of 0.5% to our projected cash flows beyond 2015; and industry sales of 18.4 million vehicles and a market share for GME of 6.6% in 2011 increasing to industry sales of 22.0 million vehicles and a 7.4% market share in 2015. The fair value of property was determined based on its highest and best use utilizing a combination of the market or sales comparison approach, the cost approach and/or the income approach. The fair values of GME’s brands were determined based on a relief from royalty method and the fair value of GME’s dealer network was determined on a cost approach. Based on these fair value measures, we determined GME’s implied goodwill represents only the fair-value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting.

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

Future goodwill impairments could occur within GME should the fair-value-to-U.S. GAAP differences decrease, GME continue to have a negative carrying amount, and the fair value of the GME reporting unit does not increase sufficiently to offset such decreases or such increase in fair value results in a corresponding increase in the fair value of other identifiable assets without giving rise to additional implied goodwill. The difference between these fair-value-to-U.S. GAAP differences could decrease upon an improvement in our credit rating and would decrease upon a decrease in credit spreads between high quality corporate bonds and market interest rates, thus resulting in a decrease in the spread between our employee benefit related obligations under U.S. GAAP and their fair values. The fair-value-to-U.S. GAAP differences that gave rise to goodwill upon our application of fresh-start reporting within GME also included deferred tax asset valuation allowances. Similarly, a decrease would also occur upon reversal of our deferred tax asset valuation allowances within GME. Should the fair-value-to-U.S. GAAP differences decrease for these reasons, without an increase in the fair value of the GME reporting unit sufficient to offset such decreases, the implied goodwill balance will decline and future goodwill impairments would occur that may be material. Any declines would have a negative effect on our earnings and would be included in Goodwill impairment charges. Future goodwill impairments could also occur within our other reporting units, including GMNA, should we first fail Step 1 of the goodwill impairment testing analysis and the fair-value-to-U.S. GAAP differences noted above also decrease.

We believe future goodwill impairment charges could occur related to GME, because GME has a negative carrying amount and it is possible: (1) a decrease in the credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk could occur and/or (2) a decrease in our nonperformance risk or improvement in our credit rating could occur. Though our credit rating improved during the three months ended September 30, 2011, the fair-value-to-U.S. GAAP differences noted above did not decrease because credit spreads between high quality corporate bonds and market interest rates widened. As such, it was not more likely than not that further goodwill impairment existed at September 30, 2011. Therefore, no impairment charge was recorded during the three months ended September 30, 2011.

During the three months ended September 30, 2011 our market capitalization declined and at times it approximated our recorded Total equity. Despite the decline, we do not believe it is more likely than not that the fair values of our reporting units have decreased below their book values. Should the recent economic uncertainty continue, our equity price decline on a sustained basis, global

GENERAL MOTORS COMPANY AND SUBSIDIARIES

economies enter into another recession and industry growth stagnates, or should we release deferred tax asset valuation allowances in certain international tax jurisdictions which could occur in the near future if additional positive evidence becomes available, the fair value of one or more of our reporting units may decrease below its book value, and future goodwill impairments that may be material could be recognized.

Impairment of Ally Financial Common Stock

At September 30, 2011 the book value of our investment in Ally Financial common stock exceeded our estimate of its fair value. Therefore, we evaluated it for impairment. An impairment charge would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In determining if a decline is other than temporary we consider such factors as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity affiliate, the near-term and longer-term operating and financial prospects of the affiliate and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. Based on our assessment, we concluded the impairment is temporary. Refer to Note 19 to our condensed consolidated financial statements for additional information on our fair value estimate of our Ally Financial common stock and our conclusion that the decline in value is temporary.

Deferred Taxes / Valuation Allowances

We establish valuation allowances for deferred tax assets based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of deferred tax assets:

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

Concluding a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years, as adjusted for non-recurring matters.

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

Though objective and verifiable negative evidence continues to outweigh positive evidence in jurisdictions with significant valuation allowances, we are experiencing positive evidence trends in certain of these jurisdictions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Profits generated from South Korea and Australia operations have recently overcome adjusted three-year cumulative losses. However, a number of negative evidence factors continue to affect the need for a valuation allowance in South Korea and Australia. In South Korea there remains economic and industry uncertainty and limited carryforward lives of key tax attributes. In Australia, there remains economic and industry uncertainty and a shorter history of profitability. After reviewing all factors, if additional positive evidence becomes available, we may reverse a substantial portion of our Korean and Australian valuation allowances. At September 30, 2011 deferred tax valuation allowances for South Korea and Australia were $0.7 billion and $0.4 billion.

U.S. and Canadian operations are also experiencing current profitability, but these operations remain in an adjusted cumulative three-year loss position at September 30, 2011. To the extent this profitability trend continues, it is reasonably possible our conclusion regarding the need for full valuation allowances could change, resulting in the reversal of some or all of the valuation allowances. At September 30, 2011 deferred tax asset valuation allowances for U.S. and Canada were $32.2 billion and $3.1 billion.

In a valuation allowance environment, utilization of tax attributes to offset taxable income reduces the overall level of deferred tax assets subject to valuation allowance. Additionally, our recorded effective tax rate is lower than the applicable statutory tax rate, due primarily to income earned in jurisdictions for which a full valuation allowance is recorded. Our effective tax rate will approach the statutory tax rate in periods after valuation allowances are reversed. In the quarter in which valuation allowances are released, we will record a material tax benefit reflecting the release, which could result in a negative effective tax rate. Valuation allowance releases could result in goodwill impairment. Refer to Note 9 to our condensed consolidated financial statements for additional information related to goodwill impairment charges.

Accounting Standards Not Yet Adopted

Refer to Note 2 to the condensed consolidated financial statements.

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

•	Our ability to continue to attract customers, particularly for our new products, including cars and crossover vehicles;

•	Availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	The financial viability and ability to borrow of our key suppliers and their ability to provide systems, components and parts without disruption;

•	The ability of our suppliers to deliver parts, systems and components at such times to allow us to meet production schedules;

•	Our ability to take actions we believe are important to our long-term strategy, including our ability to enter into certain material transactions outside of the ordinary course of business;

•	Our ability to manage the distribution channels for our products, including our ability to consolidate our dealer network;

•	Our ability to successfully restructure our European operations;

•

The continued availability of both wholesale and retail financing from Ally Financial and its affiliates and other finance companies in markets in which we operate to support our ability to sell vehicles, which is dependent on those entities’ ability to obtain funding and their continued willingness to provide financing, which may be reduced or suspended;

•	Our ability to develop captive financing capability, including through GM Financial;

•	Overall strength and stability of general economic conditions and of the automotive industry, both in the United States and in global markets;

•

Continued economic instability or poor economic conditions in the United States, Europe and other global markets, including the credit markets, or changes in economic conditions, commodity prices, housing prices, foreign currency exchange rates or political stability in the markets in which we operate;

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

Our management, with the participation of our Chairman and CEO and Senior Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2011. Based on this evaluation, our CEO and CFO concluded that, at that date, the disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of September 30, 2011.

Changes in Internal Controls

There have not been any changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The discussion in the following paragraphs is limited to an update of developments that have occurred in various material pending legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business. These proceedings are fully described in our 2010 Form 10-K, as updated in our Form 10-Q for the period ended March 31, 2011, and as further updated in our 10-Q for the period ended June 30, 2011. We and the other defendants affiliated with us intend to defend all of the following actions vigorously.

UAW VEBA Contribution Claim

As previously reported, on April 6, 2010, the UAW filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached an obligation to contribute $450 million to the UAW Retiree Medical Benefits Trust (New VEBA). The UAW alleges that we were required to make this contribution pursuant to the UAW-Delphi-GM Memorandum of Understanding Delphi Restructuring dated June 22, 2007 (restructuring agreement). We believe that the claim is without merit. We filed a motion in the U.S. Bankruptcy Court for the Southern District of New York asserting that the UAW’s claim is barred by the U.S. Bankruptcy Court approved 2009 UAW Retiree Settlement Agreement and by other orders issued by the U.S. Bankruptcy Court that preclude additional GM contributions to the New VEBA. We also maintain that Delphi Corporation’s bankruptcy plan of reorganization did not fulfill the applicable conditions of the restructuring agreement and that therefore payment would not be due even in the absence of the 2009 UAW Retiree Settlement Agreement. On August 23, 2011, the U.S. Bankruptcy Court issued an opinion abstaining from hearing the case, which will accordingly be litigated in U.S. District Court for the Eastern District of Michigan.

Canadian HealthCare Litigation

As previously reported, in December 2009 and May 2010 in furtherance of implementing its restructuring plan and pursuant to a June 2009 agreement between General Motors of Canada Limited (GMCL) and the Canadian Auto Workers Union (CAW) to establish an independent Canadian Health Care Trust (HCT) to provide retiree healthcare benefits to certain active and retired employees, litigation commenced regarding GMCL’s right to unilaterally amend and terminate postretirement healthcare benefits. The parties reached a settlement to consensually resolve the litigation, which was approved on September 13, 2011 by the Ontario Superior Court and was approved on September 19, 2011 by the Quebec Superior Court. At September 30, 2011 the settlement was not implemented because certain conditions precedent to the settlement had not been met, including the expiration of the time period allowed for individual CAW retirees and surviving spouses to decide to opt out of participation in the class action process. GMCL is obligated to make a payment to the HCT of CAD $1.0 billion within 10 days of the HCT implementation date, October 31, 2011, which it will fund out of its CAD $1.0 billion escrow funds, adjusted for the net difference between the amount of retiree monthly contributions received during the period January 1, 2010 through the HCT implementation date less the cost of benefits paid for claims incurred by covered employees during this period and certain related costs. GMCL also provided to the HCT a CAD $800 million note payable with interest accruing at an annual rate of 7.0% starting January 1, 2010 with five equal annual installments of CAD $256 million due December 31, 2014 through 2018. In addition, GMCL will make two additional payments of CAD $130 million each on December 31, 2014 and 2015. Concurrent with the implementation of the HCT, GMCL is legally released from all obligations associated with the cost of providing retiree healthcare benefits to CAW retirees and surviving spouses bound by the class action process and to CAW active employees as of June 8, 2009.

In October 2011 the time period allowed for individual CAW retirees and surviving spouses to decide to opt out of participation in the class action process elapsed. The conditions precedent to the settlement have been achieved and the HCT implementation date occurred on October 31, 2011, with the transfer of escrow funds to occur in November.

*  *  *  *  *  *

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

We test our goodwill for impairment in the fourth quarter of each year for all reporting units, or more frequently if events occur or circumstances change that would warrant such a review. Because GME has a negative carrying amount, we test GME for goodwill impairment whenever it is more likely than not that goodwill is impaired. An impairment charge is recorded for the amount, if any, by which the carrying amount of goodwill exceeds its implied value. As discussed in Note 9 to our condensed consolidated financial statements, we believe goodwill impairment charges could occur in the future related to GME should the fair-value-to-U.S. GAAP adjustments differences decrease. Should the fair value of the GME business not increase sufficiently to offset any possible decreases in the fair-value-to-U.S. GAAP differences that gave rise to goodwill in fresh-start reporting, we could incur a goodwill impairment. Decreases in the fair-value-to-U.S. GAAP differences that could result in a goodwill impairment could occur upon: (1) a decrease in our nonperformance risk and an improvement in our incremental borrowing rates; (2) an increase in high quality corporate bond rates utilized to measure our employee benefit plan obligations; (3) a decrease in credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk; and (4) upon reversal of our deferred tax asset valuation allowances.

Recently, our market capitalization has declined and at times has approximated our recorded Total equity. If, at some point in the future, it is more likely than not that the fair values of our reporting units have decreased below their book values we may have to take a goodwill impairment charge. Factors that could negatively impact the fair values of our reporting units include a continuation of the recent economic uncertainty, the possibility of global economies entering into another recession or the stagnation of industry growth. We may also release deferred tax asset valuation allowances in certain international tax jurisdictions. Such factors and events could result in future goodwill impairments that may result in material non-cash charges to our earnings and results of operations. Any such goodwill impairments will result in charges to our earnings and will have a non-cash effect on our results of operations.

New laws, regulations, or policies of governmental organizations regarding increased fuel economy requirements and reduced greenhouse gas emissions, or changes in existing ones, may have a significant effect on how we do business.

We are affected significantly by governmental regulations that can increase costs related to the production of our vehicles and affect our product portfolio. We anticipate that the number and extent of these regulations, and the related costs and changes to our

GENERAL MOTORS COMPANY AND SUBSIDIARIES

product lineup, will increase significantly in the future. In the U.S. and Europe, for example, governmental regulation is driven primarily by concerns about the environment (including greenhouse gas emissions), vehicle safety, fuel economy, and energy security. These government regulatory requirements could significantly affect our plans for global product development and may result in substantial costs, including civil penalties. They may also result in limits on the types of vehicles we sell and where we sell them, which can affect revenue.

United States Corporate Average Fuel Economy (CAFE) provisions in the Energy Independence and Security Act of 2007 mandate fuel economy standards beginning in the 2011 model year that would increase to at least 35 mpg by 2020 on a combined car and truck fleet basis, a 40% increase over current levels. California is implementing AB 1493 which will require increased fuel economy. This California program has standards currently established for the 2009 model year through the 2016 model year. Fourteen additional states and the Province of Quebec have also adopted the California greenhouse gas standards.

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

In May 2010 President Obama requested that EPA and NHTSA, on behalf of DOT, develop a coordinated national program to regulate the fuel economy and greenhouse gases of cars and trucks in the 2017 through 2025 model years. The President also directed the agencies to work with CARB to develop a technical assessment to inform the rulemaking process. In September 2010, EPA and NHTSA released a Notice of Intent to begin development of the 2017 through 2025 standards and also released an Interim Joint Technical Assessment Report prepared in cooperation with CARB. A Supplemental Notice of Intent was issued in November 2010 in response to comments received by the agencies on the first Notice of Intent and the Interim Joint Technical Assessment Report. Following further assessment and review, the agencies released another Supplemental Notice of Intent on July 29, 2011 in which EPA and NHTSA described their intent to propose separate but harmonized standards that would be footprint-based, like the current standards set through the 2016 model year, and that would become more stringent each year from 2017 through 2025. EPA projects that its proposed standards would achieve an average industry fleet of 163 grams/mile of CO2 in the 2025 model year, which would be the equivalent of 54.5 mpg if all the CO2 emissions reduction came from fuel economy technology. NHTSA intends to propose standards that would require an average industry fleet fuel economy of 49.6 mpg in the 2025 model year. NHTSA’s proposed increase to 49.6 mpg is lower than EPA’s projected 54.5 mpg equivalent due to the need to harmonize the two sets of standards and due to statutory constraints on NHTSA’s authority to set standards. Both agencies intend to propose various flexibilities to incentivize early adoption and introduction of advanced technologies that are anticipated to help manufacturers achieve these standards.

On July 29, 2011 we signed a letter of commitment stating our support for the proposal and adoption of harmonized national standards for the 2017 through 2025 model years. Similar commitment letters were signed by other major original equipment manufacturers and by CARB. Our commitment letter commits us to not contest the final standards established by federal rulemaking and by CARB for the 2017 through 2025 model years if: (1) EPA and NHTSA propose and ultimately adopt standards substantially as described in the July 2011 Supplemental Notice of Intent, but with necessary technical corrections and any non-substantive refinements, and (2) if CARB adopts standards such that compliance with the federal standards will be deemed compliance with the California standards in a manner binding as well on states that adopted California standards. An important element of the proposed national program will be a comprehensive mid-term review of the new standards, which will be completed by April 2018, and which may lead to standards for the 2022 through 2025 model years different than originally proposed. By September 30, 2011, EPA, NHTSA and CARB are expected to propose their respective regulatory requirements to implement the 2017 through 2025 national program. Rulemaking is expected to be completed in July 2012.

We have committed to work with EPA, the NHTSA, the states, and other stakeholders in support of a strong national program to reduce oil consumption and address global climate change.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We are committed to meeting or exceeding these regulatory requirements, and our product plan of record projects compliance with the anticipated federal program through the 2021 model year. The standards for the 2022 through 2025 model years may differ from the levels proposed as a result of the mid-term review. Therefore, we believe it is premature to project compliance with possible standards for those years. We expect that to comply with these standards we will be required to sell a significant volume of hybrid or electrically powered vehicles throughout the U.S., as well as implement new technologies for conventional internal combustion engines, all at increased cost levels. There is no assurance that we will be able to produce and sell vehicles that use such technologies on a profitable basis, or that our customers will purchase such vehicles in the quantities necessary for us to comply with these regulatory programs.

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

*  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2011 we awarded an aggregate of 651,000 restricted stock units (RSUs) to global executives pursuant to our Salary Stock Plan as amended on October 5, 2010 (GMSSP). Each RSU under the GMSSP is the economic equivalent of one share of our common stock. The RSUs do not have an expiration or exercise date or carry a conversion or exercise price. The awards will be settled in 12 equal, quarterly installments beginning on September 30, 2012. Each RSU is fully vested and presents the right to receive one share of our common stock on the applicable settlement date. Under the GMSSP, the fair value of our common stock is the average of the high and low trading prices for our common stock as reported on the New York Stock Exchange, on which our common stock is listed, on the date of the transaction. The securities described in this paragraph were issued pursuant to written compensatory plans or arrangements with our employees in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933. There were no proceeds associated with these awards.

*  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99.1	General Motors Executive Retirement Plan as Amended July 1, 2011	Filed Herewith

101.INS*	XBRL Instance Document	Furnished with this Report

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report

*	Submitted electronically with this Report

*  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY
(Registrant)

By:	/s/ NICK S. CYPRUS
(Nick S. Cyprus, Vice President, Controller and Chief Accounting Officer)

Date: November 9, 2011

GENERAL MOTORS COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit Name

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99.1	General Motors Executive Retirement Plan as Amended July 1, 2011	Filed Herewith

101.INS*	XBRL Instance Document	Furnished with this Report

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report

*	Submitted electronically with this Report