Form 10-K
period 2011-12-31
General Motors Co
filed 2012-02-27
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 001-34960
GENERAL MOTORS COMPANY
(Exact Name of Registrant as Specified in its Charter)

STATE OF DELAWARE	27-0756180
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Renaissance Center, Detroit, Michigan	48265-3000
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code
(313) 556-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock	New York Stock Exchange/Toronto Stock Exchange
4.75% Series B Mandatory Convertible Junior Preferred Stock	New York Stock Exchange
Warrants (expiring July 10, 2016)	New York Stock Exchange
Warrants (expiring July 10, 2019)	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its company Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Do not check if smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $45.5 billion on June 30, 2011.
As of February 15, 2012 the number of shares outstanding of common stock was 1,565,761,986 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement related to the Annual Stockholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
General Motors Company was formed in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company, which on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation (363 Sale) and changed its name to General Motors Company, is sometimes referred to in this Annual Report on Form 10-K (2011 Form 10-K) for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM,” and is the successor entity solely for accounting and financial reporting purposes (Successor). General Motors Corporation is sometimes referred to in this 2011 Form 10-K, for the periods on or before July 9, 2009, as “Old GM” and is the predecessor entity solely for accounting and financial reporting purposes (Predecessor). On July 10, 2009 in connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Company, which is sometimes referred to in this 2011 Form 10-K for the periods after July 10, 2009 as “MLC.” On December 15, 2011 MLC was dissolved and the Motors Liquidation Company GUC Trust (GUC Trust) assumed responsibility for the affairs of and certain claims against MLC and its debtor subsidiaries that were not concluded prior to MLC's dissolution. MLC transferred to the GUC Trust all of MLC's remaining undistributed shares of our common stock and warrants to acquire our common stock.

Item 1. Business

We design, build and sell cars, trucks and automobile parts worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial).

Automotive

Our automotive operations meet the demands of our customers through our four automotive segments: GM North America (GMNA), GM Europe (GME), GM International Operations (GMIO) and GM South America (GMSA).

In the year ended December 31, 2009 we combined our vehicle sales data, market share data and production volume data in the period July 10, 2009 through December 31, 2009 with Old GM's data in the period January 1, 2009 through July 9, 2009 for comparative purposes.

Our total worldwide vehicle sales were 9.0 million and 8.4 million in the years ended December 31, 2011 and 2010. Total combined GM and Old GM worldwide vehicle sales in the year ended December 31, 2009 were 7.5 million.

In the year ended December 31, 2010 we completed the sale of Saab Automobile AB (Saab) and of Saab Automobile GB and completed the wind down of our Pontiac, Saturn and HUMMER brands.

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

At December 31, 2011 we had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, including GM Korea Company (GM Korea), Shanghai General Motors Co., Ltd. (SGM), SAIC-GM-Wuling Automobile Co., Ltd. (SGMW), FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM) and SAIC GM Investment Limited (HKJV). These companies design, manufacture and market vehicles under the following brands:

• Alpheon	• Buick	• Chevrolet	• Jiefang
• Baojun	• Cadillac	• Daewoo	• Wuling

In addition to the products we sell to our dealers for consumer retail sales, we also sell cars and trucks to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. We sell vehicles to fleet customers

GENERAL MOTORS COMPANY AND SUBSIDIARIES

directly or through our network of dealers. Our retail and fleet customers can obtain a wide range of aftersale vehicle services and products through our dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories and extended service warranties.

Competitive Position

Information in this 2011 Form 10-K relating to our relative position in the global automotive industry is based upon the good faith estimates of management and includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Market share information in this 2011 Form 10-K is based on vehicle sales volume. Worldwide market share and vehicle sales data excludes the markets of Iran, North Korea, Sudan and Syria.

The global automotive industry is highly competitive. The principal factors that determine consumer vehicle preferences in the markets in which we operate include price, quality, available options, style, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

In the year ended December 31, 2011 our worldwide market share increased to 11.9%. Our vehicle sales volumes in the year ended December 31, 2011 reflect the moderate improvement in certain facets of the U.S. economy which has contributed to a slow but steady improvement in U.S. industry vehicle sales, as well as increased volumes in Russia and China.

In the year ended December 31, 2010 our worldwide market share was 11.5%. Our vehicle sales volumes in the year ended December 31, 2010 were consistent with a gradual U.S. vehicle sales recovery from the negative economic effects of the U.S. recession first experienced by Old GM in the second half of 2008, as well as increased volumes in China.

In the year ended December 31, 2009 combined GM and Old GM worldwide market share was 11.6%. In 2009 the U.S. and Europe continued to be negatively affected by the economic factors first experienced in 2008 as their automotive industry sales declined 21.4% and 14.5% when compared to the year ended December 31, 2008, although volumes increased in China.

Production volume includes vehicles produced by certain joint ventures. The joint venture agreements with SGMW and FAW-GM allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture production in China. The following table summarizes total production volume (vehicles in thousands):

	Years Ended December 31,
	2011	2010	2009
	GM	GM	Combined GM and Old GM
GMNA
Cars	1,145	977	727
Trucks	1,944	1,832	1,186
Total GMNA	3,089	2,809	1,913
GMIO
Consolidated entities	1,114	1,016	752
Joint ventures
SGMW	1,284	1,256	1,109
SGM	1,208	1,037	712
FAW-GM	51	86	43
Other	384	350	61
Total GMIO	4,041	3,745	2,677
GME	1,189	1,234	1,106
GMSA	948	926	807
Worldwide	9,267	8,714	6,503

U.S. Market Share

The following table summarizes the respective U.S. market shares in passenger cars, trucks and crossovers:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,
	2011	2010	2009
GM	19.2%	18.8%	19.7%
Ford	16.5%	16.7%	15.9%
Toyota	12.6%	15.0%	16.7%
Fiat/Chrysler	10.5%	9.2%	8.8%
Honda	8.8%	10.4%	10.8%
Hyundai	8.7%	7.6%	6.9%
Nissan	8.0%	7.7%	7.3%

Vehicle Sales
The following tables summarize total industry sales of new motor vehicles of domestic and foreign makes and the related competitive position (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Vehicle Sales(a)(b)(c) Years Ended December 31,
	2011			2010(d)			2009(d)
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry
GMNA
United States	13,047	2,504	19.2%	11,778	2,215	18.8%	10,607	2,084	19.7%
Canada	1,620	243	15.0%	1,583	247	15.6%	1,483	254	17.1%
Mexico	937	169	18.0%	848	156	18.3%	774	138	17.9%
Other	259	9	3.5%	242	7	3.1%	282	7	2.5%
Total GMNA	15,863	2,924	18.4%	14,451	2,625	18.2%	13,145	2,484	18.9%
GME
United Kingdom	2,250	281	12.5%	2,294	290	12.7%	2,223	287	12.9%
Germany	3,509	299	8.5%	3,198	269	8.4%	4,049	382	9.4%
Italy	1,930	154	8.0%	2,162	170	7.9%	2,358	189	8.0%
Russia	2,714	244	9.0%	1,970	159	8.1%	1,511	142	9.4%
Uzbekistan	126	122	96.1%	150	145	96.3%	107	103	95.8%
France	2,689	125	4.7%	2,708	124	4.6%	2,685	119	4.4%
Spain	932	80	8.6%	1,114	100	8.9%	1,075	94	8.7%
Other	5,663	430	7.6%	5,339	406	7.6%	4,777	352	7.4%
Total GME	19,813	1,735	8.8%	18,935	1,663	8.8%	18,785	1,668	8.9%
GMIO
China(e)	18,702	2,547	13.6%	18,289	2,352	12.9%	13,745	1,826	13.3%
Australia	1,008	126	12.5%	1,036	133	12.8%	937	121	12.9%
South Korea	1,579	141	9.0%	1,555	127	8.1%	1,454	115	7.9%
Middle East Operations	1,112	138	12.4%	1,089	120	11.0%	1,167	114	9.8%
India(e)	3,252	111	3.4%	3,023	110	3.7%	2,257	69	3.1%
Egypt	175	46	26.6%	249	68	27.2%	206	52	25.5%
Other	8,832	193	2.2%	9,333	162	1.7%	8,195	155	1.9%
Total GMIO	34,660	3,302	9.5%	34,574	3,072	8.9%	27,961	2,452	8.8%
GMSA
Brazil	3,633	632	17.4%	3,515	658	18.7%	3,141	596	19.0%
Argentina	861	136	15.8%	665	109	16.3%	517	79	15.2%
Colombia	325	106	32.6%	254	85	33.6%	185	67	36.1%
Venezuela	121	44	36.5%	125	51	40.7%	137	49	36.1%
Other	715	147	20.6%	602	122	20.3%	389	81	20.8%
Total GMSA	5,655	1,065	18.8%	5,161	1,025	19.9%	4,369	872	20.0%
Total Worldwide	75,991	9,026	11.9%	73,121	8,385	11.5%	64,260	7,475	11.6%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Vehicle Sales(a)(b)(c) Years Ended December 31,
	2011			2010(d)			2009(d)
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	Combined GM and Old GM	Combined GM and Old GM as a % of Industry
United States
Cars
Midsize	2,639	496	18.8%	2,493	472	18.9%	2,288	518	22.7%
Small	2,293	285	12.4%	2,047	171	8.4%	2,051	202	9.8%
Luxury	859	70	8.1%	845	69	8.2%	778	69	8.8%
Sport	287	101	35.4%	263	94	36.0%	253	85	33.7%
Total cars	6,078	952	15.7%	5,648	807	14.3%	5,370	874	16.3%
Trucks
Utilities	893	215	24.1%	806	204	25.3%	716	211	29.5%
Pick-ups	1,817	625	34.4%	1,630	553	33.9%	1,404	487	34.7%
Vans	702	89	12.7%	651	74	11.3%	575	68	11.9%
Medium Duty	269	—	—	189	4	1.9%	177	13	7.2%
Total trucks	3,680	929	25.2%	3,277	835	25.5%	2,871	780	27.2%
Crossovers	3,288	622	18.9%	2,853	573	20.1%	2,365	430	18.2%
Total United States	13,047	2,504	19.2%	11,778	2,215	18.8%	10,607	2,084	19.7%
Canada, Mexico and Other	2,816	420	14.9%	2,673	410	15.3%	2,539	400	15.7%
Total GMNA	15,863	2,924	18.4%	14,451	2,625	18.2%	13,145	2,484	18.9%
__________

(a)
GMNA vehicle sales primarily represent sales to the end customer. GME, GMIO and GMSA vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale or forecast volumes, are used to estimate vehicle sales.

(b)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(c)	Vehicle sales data may include rounding differences.

(d)	Includes HUMMER, Saab, Saturn and Pontiac vehicle sales data.

(e)	Includes the following joint venture vehicle sales:

	Years Ended December 31,
	2011	2010	2009
	GM	GM	Combined GM and Old GM
Joint venture sales in China
SGM	1,200	1,033	728
SGMW and FAW-GM	1,342	1,315	1,096
Joint venture sales in India
HKJV	111	101

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

The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales. Fleet sales data may

GENERAL MOTORS COMPANY AND SUBSIDIARIES

include rounding differences (vehicles in thousands):

	Years Ended December 31,
	2011	2010	2009
	GM	GM	Combined GM and Old GM
GMNA	740	715	590
GME	564	534	540
GMIO	378	330	333
GMSA	246	217	177
Total fleet sales	1,927	1,796	1,640
Fleet sales as a percentage of total vehicle sales	21.3%	21.4%	21.9%

The following table summarizes U.S. fleet sales and those sales as a percentage of total U.S. vehicle sales (vehicles in thousands):

	Years Ended December 31,
	2011	2010	2009
	GM	GM	Combined GM and Old GM
Daily rental sales	417	429	306
Other fleet sales	222	195	208
Total fleet sales	639	624	514
Fleet sales as a percentage of total vehicle sales
Cars	31.3%	36.9%	29.0%
Trucks	24.2%	23.4%	22.0%
Crossovers	18.8%	22.9%	20.9%
Total vehicles	25.5%	28.2%	24.7%

Product Pricing

Several methods are used to promote our products, including the use of dealer, retail and fleet incentives such as customer rebates and finance rate support. The level of incentives is dependent in large part upon the level of competition in the markets in which we operate and the level of demand for our products. In 2012 we will continue to price vehicles competitively, including offering strategic and tactical incentives as required. We believe this strategy, coupled with sound inventory management, will continue to strengthen the reputation of our brands and result in competitive prices.

Cyclical Nature of Business

Retail sales are cyclical and production varies from month to month. Vehicle model changeovers occur throughout the year as a result of new market entries. The market for vehicles depends on general economic conditions, credit availability and consumer spending.

Relationship with Dealers

We market vehicles worldwide primarily through a network of independent authorized retail dealers. These outlets include distributors, dealers and authorized sales, service and parts outlets.

The following table summarizes the number of authorized dealerships:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	December 31,
	2011	2010	2009
GMNA	5,068	5,167	6,450
GME	7,745	7,859	8,422
GMIO	6,901	6,053	5,784
GMSA	1,162	1,136	1,166
Total worldwide	20,876	20,215	21,822

We enter into a contract with each authorized dealer agreeing to sell to the dealer one or more specified product lines at wholesale prices and granting the dealer the right to sell those vehicles to retail customers from an approved location. Our dealers often offer more than one GM brand at a single dealership in a number of our markets in order to enhance dealer profitability. Authorized dealers offer parts, accessories, service and repairs for GM vehicles in the product lines that they sell using GM parts and accessories. Our dealers are authorized to service GM vehicles under our limited warranty program and those repairs are to be made only with GM parts. Our dealers generally provide their customers access to credit or lease financing, vehicle insurance and extended service contracts provided by GM Financial, Ally Financial, Inc. (Ally Financial) and other financial institutions.

The quality of GM dealerships and our relationship with our dealers and distributors are critical to our success as dealers maintain the primary sales and service interface with the end consumer of our products. In addition to the terms of our contracts with our dealers we are regulated by various country and state franchise laws that may supersede those contractual terms and impose specific regulatory requirements and standards for initiating dealer network changes, pursuing terminations for cause and other contractual matters.

Research, Product Development and Intellectual Property

Costs for research, manufacturing engineering, product engineering, and design and development activities relate primarily to developing new products or services or improving existing products or services including activities related to vehicle emissions control, improved fuel economy and the safety of drivers and passengers.

The following table summarizes research and development expense (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Research and development expense	$8,124	$6,962	$3,034	$3,017

Our top priority for research is to continue to develop and advance our alternative propulsion strategy because energy diversity and environmental leadership are critical elements of our overall business strategy. Our objective is to be the recognized industry leader in fuel efficiency through the development of a wide variety of technologies to reduce petroleum consumption.

Fuel Efficiency

We are fully committed to meeting the requirements of the Energy Independence and Security Act of 2007 (EISA) and compliance with other regulatory schemes. We plan to achieve compliance through a combination of strategies including: (1) extensive technology improvements to conventional powertrains; (2) increased use of smaller displacement engines and improved and advanced automatic transmissions; (3) vehicle improvements including increased use of lighter, front-wheel drive architectures; (4) increased hybrid and electric vehicle offerings; and (5) portfolio changes including increasing car/crossover mix and dropping select larger vehicles in favor of smaller, more fuel efficient offerings.

Alternative Fuel Vehicles

Alternative fuels offer the greatest near-term potential to reduce liquid petroleum consumption in the transportation sector. Leveraging experience and capability developed around these technologies in our global operations we continue to develop Flex Fuel vehicles that can run on gasoline-ethanol blend fuels as well as vehicles that run on compressed natural gas and liquefied petroleum gas (LPG).

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We currently offer 20 FlexFuel vehicles in the U.S. for the 2012 model year plus an additional four models to fleet and commercial customers capable of operating on gasoline, E85 ethanol or any combination of the two. We continue to study the future role FlexFuel vehicles may play in the U.S. in light of recent regulatory developments and the rate of development of the refueling infrastructure. In 2011 94% of vehicle sales in Brazil were FlexFuel vehicles capable of running on 100% ethanol blends. We also market FlexFuel vehicles in Australia, Thailand and other global markets where biofuels have emerged in the marketplace.

We support the development of biodiesel blend fuels, which are clean-burning alternative diesel fuels produced from renewable sources, and we provide biodiesel capabilities in other markets reflecting the availability of biodiesel blend fuels.

We produce compressed natural gas capable vehicles in Europe such as the Opel Zafira, and in the U.S., the Chevrolet Express and GMC Savana full-size vans are offered to fleet and commercial customers. We offer LPG capable vehicles in select markets in Europe, Asia Pacific, South America and North America reflecting the infrastructure, regulatory focus and natural resource availability of the markets in which they are sold.

Hybrid, Plug-In, Extended Range and Battery Electric Vehicles

We are investing significantly in multiple technologies offering increasing levels of vehicle electrification including hybrid, plug-in hybrid, extended range and battery electric vehicles. We currently offer eight hybrid models and continue to develop plug-in hybrid electric vehicle technology (PHEV) and extended range electric vehicles such as the Chevrolet Volt and Opel Ampera. In 2013 we plan to produce the Chevrolet Spark battery electric vehicle. We plan to invest heavily in 2012 to support the expansion of our electric vehicle offerings and in-house development and manufacturing capabilities of advanced batteries, electric motors and power control systems.

Hydrogen Fuel Cell Technology

As part of our long-term strategy to reduce petroleum consumption and greenhouse gas emissions we are committed to continuing development of our hydrogen fuel cell technology. Our Chevrolet Equinox fuel cell electric vehicle demonstration programs, such as Project Driveway, are the largest in the world and have accumulated more than 2.3 million miles of real-world driving by consumers, celebrities, business partners and government agencies.

OnStar

OnStar Corporation (OnStar) is a wholly owned subsidiary of GM serving more than 6 million subscribers in the U.S., Canada and China. OnStar is a provider of connected safety, security and mobility solutions and advanced information technology and is available on more than 45 of our 2012 model year vehicles. OnStar is also available for installation on most other vehicles already on the road through its recently launched OnStar FMV. OnStar's key services include automatic crash response, stolen vehicle assistance, remote door unlock, turn-by-turn navigation, vehicle diagnostics and hands-free calling.

In recent years, OnStar has developed a system based on the findings of a Center for Disease Control and Prevention expert panel which allows OnStar advisors to alert first responders when a vehicle crash is likely to have caused serious injury to the occupants. OnStar also launched the automotive industry's first mobile application, leveraging OnStar's unique connection to the vehicle to provide drivers with up-to-date vehicle information such as oil level, tire pressure and fuel level as well as providing remote start and remote door unlock features and the ability to send directions from your phone to your vehicle.

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

In some instances, we purchase systems, components, parts and supplies from a single source and may be at an increased risk for supply disruptions. The inability or unwillingness of these sources to supply us with parts and supplies could have a material adverse effect on our production capacity. Purchases from our two largest suppliers have ranged from approximately 10% to 12% of our total purchases from 2009 to 2011.

Environmental and Regulatory Matters

Automotive Emissions Control

We are subject to laws and regulations that require us to control automotive emissions, including vehicle exhaust emission standards, vehicle evaporative emission standards and onboard diagnostic system (OBD) requirements. Advanced OBD systems are used to identify and diagnose problems with emission control systems. Problems detected by the OBD system may increase warranty costs and the chance for recall. Emission and OBD requirements become more challenging each year as vehicles must meet lower emission standards and new diagnostics are required and will continue to become even more stringent throughout the world.

North America

The federal government imposes stringent emission control requirements on vehicles sold in the U.S. and additional requirements are imposed by various state governments. These requirements include pre-production testing of vehicles, testing of vehicles after assembly, the imposition of emission defect and performance warranties and the obligation to recall and repair vehicles that do not comply with emissions requirements. We must obtain certification that the vehicles will meet emission requirements from the United States Environmental Protection Agency (EPA) before we can sell vehicles in the U.S. and Canada and from the California Air Resources Board (CARB) before we can sell vehicles in California and other states that have adopted the California emissions requirements.

We believe that our vehicles meet the current EPA and CARB requirements. If our vehicles do not comply with the emission standards or if defective emission control systems or components are discovered in such testing, or as part of government required defect reporting, we could incur substantial costs related to emissions recalls and possible fines. We expect that new CARB and federal requirements will increase the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance.

Fleet-wide compliance with current EPA and CARB emission standards must be achieved based on a sales-weighted fleet average. CARB has proposed its next round of emission requirements which if adopted are expected to phase in with the 2015 model year. The EPA is also developing similar requirements which if adopted are expected to phase in with the 2017 model year. These requirements are expected to include more stringent exhaust emission and evaporative emission standards. Both the EPA and the CARB have enacted regulations to control the emissions of greenhouse gases. Since we believe these regulations are effectively a form of fuel economy requirement, they are discussed under “Automotive Fuel Economy.”

California law requires that 12% of 2012 model year cars and certain light-duty trucks sold in the state must be zero emission vehicles (ZEV) such as electric vehicles or hydrogen fuel cell vehicles. The requirement is based on a complex system of credits that vary in magnitude by vehicle type and model year. Manufacturers have the option of meeting a portion of this requirement with partial ZEV credit for vehicles that meet very stringent exhaust and evaporative emission standards and have extended emission

GENERAL MOTORS COMPANY AND SUBSIDIARIES

system warranties. Additional portions of the ZEV requirement can be met with vehicles that meet these partial ZEV requirements and incorporate advanced technology such as hybrid and plug-in hybrid electric propulsion systems meeting specified criteria. We are complying with the ZEV requirements using a variety of means including producing vehicles certified to the partial ZEV requirements. CARB has also proposed 2018 model year and later requirements for increasing volumes of ZEVs and PHEVs to achieve greenhouse gas as well as criteria pollutant emission reductions to help achieve the state's long-term greenhouse gas reduction goals.

The Clean Air Act permits states that have areas with air quality compliance issues to adopt the California car and light-duty truck emission standards in lieu of the federal requirements. Twelve states as well as the Province of Quebec currently have these standards in effect. One state has adopted those standards beginning in the 2014 model year and additional states could also adopt the California standards in the future.

Vehicles equipped with heavy-duty engines are also subject to stringent emission requirements and could be recalled or fines could be imposed against us should testing or defect reporting identify noncompliance with emission requirements. We also certify heavy-duty engines for installation in other manufacturers' products. The heavy-duty exhaust standards became more stringent in the 2010 model year. We are using a system of credits to help meet these stringent standards as permitted by EPA and CARB regulations. OBD requirements were first applied to heavy-duty vehicles beginning with the 2010 model year, which we are meeting with certain hardware and software changes.

Europe

Emissions are regulated by two different entities: the European Commission (EC) and the United Nations Economic Commission for Europe (UN ECE). The EC imposes harmonized emission control requirements on vehicles sold in all 27 European Union (EU) Member States and other countries apply regulations under the framework of the UN ECE. EU Member States can give tax incentives to automobile manufacturers for vehicles which meet emission standards earlier than the compliance date. We must demonstrate that vehicles will meet emission requirements in witness tests and type approval from an approval authority before we can sell vehicles in the EU Member States. Type approval requires the manufacturer to provide a representative vehicle to the evaluating agency who then determines if the particular type of vehicle is fully compliant with the applicable regulations. The regulatory requirements include random testing of newly assembled vehicles and a manufacturer in-use surveillance program. EC and UN ECE requirements are equivalent in terms of stringency and implementation.

A new level of exhaust emission standards for cars and light-duty trucks, Euro 5 standards, was applied in 2009, while stricter Euro 6 standards will apply beginning in 2014. The new European emission standards focus particularly on reducing emissions from diesel vehicles. The new requirements will require additional technologies and further increase the cost of diesel engines, which currently cost more than gasoline engines. To comply with Euro 6 we expect that we will need to implement technologies which are identical to those being developed to meet U.S. emission standards. The technologies available today are not cost effective and would therefore not be suitable for the European market for small- and mid-size diesel vehicles which typically are under high cost pressure. Certain measures to reduce exhaust pollutant emissions have detrimental effects on vehicle fuel economy which drives additional technology cost to maintain fuel economy.

In the long-term, notwithstanding the already low vehicle emissions in Europe, regulatory discussions in Europe are expected to continue. Regulators will continue to refine the testing requirements addressing issues such as test cycle, durability, OBD, in-service conformity and off-cycle emissions.

International Operations

China has implemented Euro 4 standards with European OBD requirements nationwide for newly registered vehicles. Beijing is expected to require many elements of Euro 5 standards for newly registered vehicles beginning in 2012 with additional elements of Euro 5 standards to be enforced beginning in 2014. Nationwide implementation of Euro 5 is expected between 2015 and 2017. For diesel-powered vehicles China has implemented Euro 4 standards for new type approvals of both light-duty diesel vehicles and all new registrations of heavy-duty diesel vehicles. Enforcement of Euro 4 standards for new diesel light-duty registrations has been delayed until 2013.

South Korea has implemented Euro 5 standards with European OBD requirements for diesel-powered vehicles, and CARB standards for gasoline/LPG-powered vehicles.

South America

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Certain countries follow the U.S. test procedures, standards and OBD requirements and others follow the EU test procedures, standards and OBD requirements with different levels of stringency. Brazil implemented national L5 low emission vehicle standards for passenger cars and light commercial vehicles in 2009. L6 standards for light diesel vehicles are to be implemented in 2012, which will mandate OBD requirements for light diesel vehicles in 2015. L6 standards for light gasoline vehicles are to be implemented in 2014 for new vehicles and 2015 for all models. Argentina implemented Euro 4 standards starting with new vehicle registrations in 2009 and the implementation of Euro 5 standards has been delayed from 2012 to 2013 for new vehicles and from 2014 to 2016 for all vehicles. Other countries in the South American region either have adopted some level of U.S. or EU standards or no standards at all.

Industrial Environmental Control

Environmental Matters

Our operations are subject to a wide range of environmental protection laws including those laws regulating air emissions, water discharges, waste management and environmental cleanup. Certain environmental statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Under certain circumstances these laws impose joint and several liability as well as liability for related damages to natural resources.

The future effect of environmental matters including potential liabilities is often difficult to estimate. At December 31, 2011 our accruals for environmental liabilities were $169 million which is expected to be paid out over the periods of remediation for the applicable sites. Remediation periods typically range from five to 30 years.

Site Remediation

The following table summarizes the expenditures for site-remediation actions including ongoing operations and maintenance (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Site remediation expenses	$33	$19	$3	$34

It is possible that such remediation actions could require average annual expenditures of $30 million over the next five years.

However, currently unidentified remediation costs and other damages for which we ultimately may be responsible can not be determined with specificity because of uncertainties with respect to factors such as our connection to the site or to materials located at the site, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation). As a result we are unable to determine with specificity the total amount of costs or other damages for which we are potentially responsible in connection with all sites although that total could be substantial.

To mitigate the effects our worldwide facilities have on the environment we are committed to convert as many of our worldwide facilities as possible to landfill-free facilities. At December 31, 2011 81 (or 52%) of our facilities were landfill-free facilities. At our landfill-free facilities, over 90% of waste materials are recycled or reused and approximately 2% is converted to energy at waste-to-energy facilities. We estimate that we recycled or reused over 2.6 million metric tons of waste materials at our global operations and estimate that we converted 65,100 metric tons of waste materials to energy at waste-to-energy facilities in the year ended December 31, 2011.

We continue to implement our global energy strategy with a goal to increase our green power purchases. Our data collection and management system is designed to monitor and measure energy use as well as calculate the related CO2 emissions including collecting and verifying energy, water and other environmental data from our facilities. Our approach to manage our greenhouse gas emissions includes a greenhouse gas reporting policy, global process to collect accurate data, internal and external targets and reporting progress against the established targets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Fuel Economy

North America

Corporate Average Fuel Economy (CAFE) reporting is required for three separate fleets: domestically produced cars, imported cars and light-duty trucks. Beginning with the 2011 model year both car and light-duty truck standards were established using targets for various vehicle sizes and vehicle model sales volumes. In 2011 our domestic car standard was estimated to be 29.8 mpg, our import car standard was estimated to be 30.8 mpg and our light-duty truck standard was estimated to be 22.7 mpg. Our current product plan is expected to be compliant with the federal CAFE program.

In December 2011 the EPA and the United States National Highway Transportation Safety Administration (NHTSA) issued a proposal to implement a coordinated national program consisting of new requirements for the 2017 through 2025 model year light-duty vehicles that will reduce greenhouse gas emissions and improve fuel economy. This would represent a continuation of the national program that has been established for the 2012 through 2016 model year light-duty vehicles. This program includes EPA and NHTSA standards that will require an industry-wide target standard of 250 grams of carbon-related exhaust emissions per mile and 34.1 mpg by 2016. Our current product plan projects compliance with both federal programs through 2016.

The CARB regulates greenhouse gas emissions from vehicles (which is the same as regulating fuel economy). This California program is currently established for the 2009 through 2016 model years. CARB has agreed that compliance with the federal program is deemed to be compliant with the California program for the 2012 through 2016 model years.

A Canadian governmental agency implemented greenhouse gas standards that were harmonized with U.S. standards beginning with the 2011 model year. However these regulations do not require the separation of car fleet into domestic and import vehicles.

The Province of Quebec had previously adopted standards for the 2009 through 2016 model years that were equivalent to the California program but has revised their regulations to allow compliance with the national standards effective with the 2012 model year.

Europe

Legislation was passed in 2009 to regulate vehicle CO2 emissions beginning in 2012. Based on a target function of CO2 to vehicle weight, each automobile manufacturer must meet a specific sales-weighted fleet average target. This fleet average requirement will be phased in from 2012 with full compliance required by 2015. Automobile manufacturers can earn super-credits for the sales volume of vehicles having a specific CO2 value of less than 50 grams CO2 per kilometer. This is intended to encourage the early introduction of ultra-low CO2 vehicles such as the Chevrolet Volt and Opel Ampera by providing an additional incentive to reduce the CO2 fleet average. Automobile manufacturers may gain credit of up to seven grams for eco-innovations for those technologies which improve real-world fuel economy but may not show in the test cycle, such as solar panels on vehicles. There is also a 5% credit for FlexFuel vehicles if more than 30% of refueling stations in an EU Member State sell E85. Further regulatory detail is being developed. The legislation sets a target of 95 grams CO2 per kilometer for 2020 with an impact assessment required to further assess and develop this requirement. We have developed a compliance plan by adopting operational CO2 targets for each market entry in Europe.

In 2011 the EU adopted a standard to regulate CO2 emissions from light commercial vehicles. This regulation is modeled after the CO2 regulation for passenger cars. It proposes that new light commercial vehicles meet a fleet average CO2 target of 175 grams CO2 per kilometer with a phase in of compliance from 2014 and full compliance required by 2016. The manufacturer-specific CO2 compliance target will be determined as a function of the weight of the vehicle with all standard equipment and fuel (vehicle curb weight). Flexibilities such as eco-innovations and super credits are part of the regulatory proposal as well. An EU long-term target for 2020 of 147 grams CO2 per kilometer has been adopted for light commercial vehicles. We have developed a compliance plan by adopting operational CO2 targets for each market entry in Europe.

An EC regulation has been adopted that will require low-rolling resistance tires, tire pressure monitoring systems and gear shift indicators by 2012. An additional EC regulation has been adopted that will require labeling of tires for noise, fuel efficiency and rolling resistance, affecting vehicles at the point of sale as well as the sale of tires in the aftermarket.

Seventeen EU Member States have introduced fuel consumption or CO2 based vehicle taxation schemes. Tax measures are within the jurisdiction of the EU Member States. We are faced with significant challenges relative to the predictability of future tax laws

GENERAL MOTORS COMPANY AND SUBSIDIARIES

and differences in the tax schemes and thresholds.

International Operations

We face new or increasingly more stringent fuel economy standards in many countries. China has established new Phase 3 fuel economy standards supplementing the current Phase 2 pass-fail system with a corporate fleet average scheme based on vehicle curb weight for the 2012 through 2015 model years. Implementation will be phased in beginning 2012 with full compliance required by 2015. China has continued its retail subsidies for consumers for fuel efficient vehicles, extended range and plug-in, battery electric and fuel cell vehicles. China is now working on a more aggressive Phase 4 fuel economy standard that is expected to apply to the 2016 through 2020 model years.

In Korea new preliminary fuel economy/CO2 targets for 2012 through 2015 and beyond were previously announced as part of the government's low carbon/green growth strategy. These targets are based on each vehicle's curb weight but in general are set at levels more stringent than fuel economy/CO2 targets in the U.S. but less stringent than fuel economy/CO2 targets in Europe. The proposed standards will be phased in beginning in 2012 and full compliance required by 2015 with manufacturers having the option to certify either on a fuel consumption basis or a CO2 emissions basis. Each manufacturer will be given a corporate target to meet based on an overall industry fleet fuel economy/CO2 average. Other aspects of the program being considered include credits, incentives and penalties. Korea has promulgated the new fuel economy/CO2 regulation during the second quarter of 2011.

In Australia the government is planning to adopt attribute-based CO2 standards beginning in 2015 with standards expected to become more stringent through 2020.

South America

In Brazil governmental bodies and the automobile manufacturers association established a national voluntary program for evaluation and labeling of light passenger and commercial vehicles equipped with internal combustion engines. This voluntary program aims to increase vehicle energy efficiency by labeling vehicles with fuel consumption measurements for urban, extra-urban and combined (equivalent to city and highway mpg measurements in the U.S.) driving conditions.

Chemical Regulations

North America

Governmental agencies in both the U.S. and Canada have introduced regulations and legislation related to the selection and use of safer chemical alternatives, green chemistry and product stewardship initiatives. These initiatives will give broad regulatory authority to ban or restrict the use of certain chemical substances and potentially affect automobile manufacturers' responsibilities for vehicle life-cycle including chemical substance selection for product development and manufacturing. These emerging regulations will potentially lead to increases in cost and supply chain complexity.

Europe

In 2007 the EU implemented its regulatory requirements to register, evaluate, authorize and restrict the use of chemical substances. These regulations require chemical substances manufactured in or imported into the EU in quantities of one metric ton or more per year to be registered with the European Chemicals Agency before 2018. During the pre-registration phase, Old GM and its suppliers registered those substances identified by these regulations. These regulations are to be phased in over a 10 year period. Under these regulations substances of very high concern may either require authorization for further use or may be restricted in the future. This could potentially increase the cost of certain alternative substances that are used to manufacture vehicles and parts or result in a supply chain disruption when a substance is no longer available to meet production timelines. Our research and development initiatives may be diverted to address future requirements. We continually monitor the implementation of these regulations to maintain compliance and its effect on our suppliers and the automotive industry.

Safety

In the U.S. if a vehicle or vehicle equipment does not comply with a safety standard or if a vehicle defect creates an unreasonable safety risk the manufacturer is required to notify owners and provide a remedy. We are required to report certain information relating to certain customer complaints, warranty claims, field reports and notices and claims involving property damage, injuries and fatalities in the U.S. and claims involving fatalities outside the U.S. We are also required to report information concerning

GENERAL MOTORS COMPANY AND SUBSIDIARIES

safety recalls and other safety campaigns outside the U.S.

Outside the U.S. safety standards and recall regulations often have the same purpose as the U.S. standards but may differ in their requirements and test procedures. Other countries pass regulations which are more stringent than U.S. standards. Many countries require type approval while the U.S. and Canada require self-certification.

Vehicular Noise Control

In the U.S. passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. We identify the most stringent state and local requirements and validate to those requirements. Medium to heavy-duty trucks are regulated at the federal level. Federal truck regulations preempt all U.S. state or local noise regulations for trucks over a gross vehicle weight rating of 10,000 lbs.

Outside the U.S. noise regulations have been established by authorities at the national and supranational level (e.g., EC or UN ECE). We believe that our vehicles meet all applicable noise regulations in the markets where they are sold.

While current noise emission requirements regulate maximum allowable noise levels, formal proposals are under development to regulate minimum sound levels. These proposals stem from concern that relatively quiet vehicles, specifically hybrids and electrics, may not be readily heard by pedestrians. The NHTSA is required to study and issue regulations for the minimum level of sound for hybrid and electric vehicles by January 2014. The UN ECE is developing an international standard for manufacturers to equip vehicles with pedestrian alerting devices where the vehicle fails to meet minimum sound emission levels.

We are committed to designing and manufacturing vehicles to comply with these regulations and potential noise emission regulations that may come from these proposals.

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

Despite these advanced technology efforts, our ability to satisfy fuel economy, CO2 and other emissions requirements is contingent on various future economic, consumer, legislative and regulatory factors that we cannot control or predict with certainty. If we are not able to comply with specific new requirements, which include higher CAFE standards and state CO2 requirements such as those which require the CARB to regulate greenhouse gas emissions from vehicles (AB 1493 Rules), then we could be subject to sizeable civil penalties or have to restrict product offerings drastically to remain in compliance. Environmental liabilities for which we may be responsible are not reasonably estimable and could be substantial. Violations of safety or emissions standards could result in the recall of one or more of our products. In turn any of these actions could have substantial adverse effects on our operations including facility idling, reduced employment, increased costs and loss of revenue.

Pension Legislation

We are subject to a variety of U.S. federal rules and regulations including the Employee Retirement Income Security Act of 1974, as amended and the Pension Protection Act of 2006 (PPA) which govern the manner in which we fund and administer our pension plans. Refer to Note 18 to our consolidated financial statements for additional information on the PPA. We do not have any required funding for our U.S. qualified plans in 2012. We also maintain pension plans for employees in a number of countries outside the U.S. which are subject to local laws and regulations.

Export Control

We are subject to U.S. export control laws and regulations and most countries in which we do business have applicable export

GENERAL MOTORS COMPANY AND SUBSIDIARIES

controls. Our Office of Export Compliance and our global Export Compliance Officers are responsible for working with our business units to ensure compliance with these laws and regulations. Non-U.S. export controls are likely to become increasingly significant to our business as we develop our research and development operations on a global basis.

Automotive Financing - GM Financial

GM Financial (formerly AmeriCredit Corp.) which we acquired on October 1, 2010 for cash of $3.5 billion is our captive automotive finance company that has been operating since 1992. GM Financial purchases automobile finance contracts for new and used vehicles purchased by consumers primarily from franchised and select independent dealerships. GM Financial predominantly offers financing to consumers who are typically unable to obtain financing from more traditional sources. The typical borrower has experienced prior credit difficulties or has limited credit history and generally has a credit bureau score ranging from 500 through 700. GM Financial services its loan portfolio at regional centers using automated loan servicing and collection systems. Since GM Financial provides financing in a relatively high-risk market it expects to sustain a higher level of credit losses than other more traditional sources of financing.

GM Financial finances its loan origination volume through the use of credit facilities and securitization trusts that issue asset-backed securities to investors. GM Financial retains an interest in these securitization trusts that are over collateralized whereby more receivables are transferred to the securitization trusts than the amount of asset-backed securities issued by the securitization trusts as well as the estimated future excess cash flows expected to be received by GM Financial over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities net of credit losses and expenses.

Excess cash flows in the securitization trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the securitization trusts. Once targeted credit enhancement requirements are reached and maintained excess cash flows are distributed to GM Financial or, in a securitization utilizing a senior subordinated structure, may be used to accelerate the repayment of certain subordinated securities. In addition to excess cash flows GM Financial receives monthly base servicing fees and collects other fees such as late charges as servicer for securitization trusts.

In December 2010 GM Financial began offering a lease product in certain geographic areas through our franchised dealerships that targets consumers with prime credit bureau scores leasing new GM vehicles. During 2011 GM Financial completed the nationwide rollout of the lease product in the U.S. including product offering for prime and sub-prime customers. GM Financial continued to expand its business in targeted areas that it viewed as strategic and to otherwise evaluate opportunities in specific segments of the automotive financing market. We expect any expansion of GM Financial including the anticipated expansion into offering commercial lending services to GM dealers in 2012 or any arrangements with other financing providers will complement our important relationship with Ally Financial.

In April 2011 GM Financial began originating leases for our customers in Canada.

Employees

At December 31, 2011 we employed 207,000 employees of whom 140,000 (67%) were hourly employees and 67,000 (33%) were salaried employees. The following table summarizes worldwide employment (in thousands):

	December 31,
	2011	2010	2009
GMNA	98	96	103
GME	39	40	50
GMIO	34	32	34
GMSA	33	31	28
GM Financial	3	3
Total Worldwide	207	202	215

U.S. - Salaried	29	28	26
U.S. - Hourly	48	49	51

At December 31, 2011 48,000 of our U.S. employees (or 62%) were represented by unions of which 47,000 employees were

GENERAL MOTORS COMPANY AND SUBSIDIARIES

represented by the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW). Many of our employees outside the U.S. were represented by various unions. At December 31, 2011 we had 400,000 U.S. hourly and 120,000 U.S. salaried retirees, surviving spouses and deferred vested participants.

Executive Officers of the Registrant
The names and ages as of February 27, 2012 of our executive officers and their positions and offices with GM are as follows:

Name and (Age)	Positions and Offices
Daniel F. Akerson (63)	Chairman and Chief Executive Officer
Stephen J. Girsky (49)	Vice Chairman, Corporate Strategy, Business Development, Global Product Planning, and Global Purchasing and Supply Chain
Thomas G. Stephens (63)(a)	Vice Chairman and Global Chief Technology Officer
Daniel Ammann (39)	GM Senior Vice President and Chief Financial Officer
Jaime Ardila (56)	GM Vice President and President, South America
Mary T. Barra (50)	GM Senior Vice President, Global Product Development
Timothy E. Lee (61)	GM Vice President and President, International Operations
Michael P. Millikin (63)	GM Senior Vice President and General Counsel
David N. Reilly (62)(a)	GM Vice President and President, Europe
Mark L. Reuss (48)	GM Vice President and President, North America
Karl-Friedrich Stracke (55)	GM Vice President and President, Europe
Selim Bingol (51)	GM Vice President, Global Communications
Cynthia J. Brinkley (52)	GM Vice President, Global Human Resources
Nicholas S. Cyprus (58)	GM Vice President, Controller and Chief Accounting Officer
James A. Davlin (48)	GM Vice President, Finance and Treasurer
Joel Ewanick (51)	GM Vice President and Global Chief Marketing Officer
Robert E. Ferguson (52)	GM Vice President, Global Public Policy
Terry S. Kline (50)(b)	GM Vice President, Information Technology and Chief Information Officer
__________
(a) Retiring effective April 1, 2012
(b) Retiring effective March 1, 2012

There are no family relationships as defined in Item 401 of Regulation S-K between any of the officers named above and there is no arrangement or understanding between any of the officers named above and any other person pursuant to which he or she was selected as an officer. Each of the officers named above was elected by the Board of Directors or a committee of the Board to hold office until the next annual election of officers and until his or her successor is elected and qualified or until his or her earlier resignation or removal. The Board of Directors elects the officers immediately following each annual meeting of the stockholders and may appoint other officers between annual meetings.

Daniel F. Akerson was named Chief Executive Officer in September 2010 and Chairman in January 2011. He has been a member of our Board of Directors since July 2009. Before joining GM he was Managing Director and Head of Global Buyout of The Carlyle Group from July 2009 to August 2010 and Managing Director and Co-Head of the U.S. Buyout Fund from 2003 to 2009. Prior to joining The Carlyle Group he served as Chairman and Chief Executive Officer of XO Communications, Inc. from September 1999 to January 2003. XO Communications, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in June 2002 and emerged from bankruptcy proceedings in January 2003.

Stephen J. Girsky was named Vice Chairman of Corporate Strategy, Business Development, Global Product Planning, and Global Purchasing and Supply Chain in February 2011. He has been Vice Chairman of Corporate Strategy and Business Development since March 2010. He has been a member of our Board of Directors since July 2009 and serves on the Finance and Risk and Public Policy Committees. He has also been Chairman of the Adam Opel AG Supervisory Board since November 2011 and a member of that board since January 2010. Prior to joining GM he served as Senior Advisor to the Office of the Chairman of our company from December 2009 to February 2010 and President of S. J. Girsky & Company, an advisory firm, from January 2009 to March 2010. From November 2008 to June 2009 he was an advisor to the UAW. From 2006 to 2009 he served as President of Centerbridge

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Industrial Partners, LLC, an affiliate of the private investment firm Centerbridge Partners, L.P. He also served as lead director of Dana Holding Corporation from 2008 to 2009.

Thomas G. Stephens was named Vice Chairman and Global Chief Technology Officer in February 2011 and will be retiring effective April 1, 2012. He had been employed by General Motors Corporation since 1969. He had been Vice Chairman, Global Product Operations since December 2009, and Vice Chairman, Global Product Development from April 2009 to December 2009. Prior to that he had been Executive Vice President, Global Powertrain and Global Quality since March 2008, Group Vice President, Global Powertrain and Global Quality from March 2007 to March 2008 and Group Vice President, Global Powertrain from July 2001 to March 2007.

Daniel Ammann was named GM Senior Vice President and Chief Financial Officer in April 2011. He has also been a member of the Adam Opel AG Supervisory Board since November 2011. He had been GM Vice President, Finance and Treasurer from April 2010 to April 2011. Before joining GM he was Managing Director and Head of Industrial Investment Banking for Morgan Stanley, a position he held since 2004.

Jaime Ardila was named GM Vice President and President, South America effective July 2010. He had been employed by General Motors Corporation since 1984. He had served as President and Managing Director of GM Mercosur since November 2007, with responsibility for operations in Brazil, Argentina, Uruguay, Paraguay, Chile, Bolivia and Peru. Prior to this position he was Vice President and Chief Financial Officer of GM Latin America, Africa and Middle East since March 2003.

Mary T. Barra was named GM Senior Vice President, Global Product Development in February 2011. She had been employed by General Motors Corporation since 1980. She has also been a member of the Adam Opel AG Supervisory Board since January 2012. She had been Vice President, Global Human Resources from July 2009 to December 2010. Prior to this appointment she had been Vice President, Global Manufacturing Engineering since February 2008. She had been Executive Director, Vehicle Manufacturing Engineering since January 2005.

Timothy E. Lee was named GM Vice President and President, International Operations in December 2009. He had been employed by General Motors Corporation since 1969. He has also been a member of the Adam Opel AG Supervisory Board since November 2011. He had been Group Vice President, Global Manufacturing and Labor since October 2009. He was named GM North America Vice President, Manufacturing in January 2006.

Michael P. Millikin was named GM Senior Vice President and General Counsel in February 2011. He had been employed by General Motors Corporation since 1977. He had been Vice President and General Counsel from July 2009 to January 2011. Prior to that he was Associate General Counsel since June 2005. He has been a member of the Adam Opel AG Supervisory Board since 1998.

David N. Reilly was named GM Vice President and President, Europe in December 2009 and will be retiring effective April 1, 2012. He had been employed by General Motors Corporation since 1975. He had been Executive Vice President, GM International Operations since August 2009. He was named Group Vice President and President of GM Asia Pacific in July 2006 and had previously been President and Chief Executive Officer of GM Korea since April 2004.

In December 2006 Mr. Reilly was charged with regard to certain alleged violations of South Korean labor laws. The criminal charges are based on the alleged illegal engagement of certain workers employed by an outsourcing agency in production activities at GM Korea. The charges were filed against Mr. Reilly in his capacity as the most senior GM executive in South Korea and the company's Representative Director, who under South Korean law is the most senior member of management of a stock corporation, and is the person typically named as the individual respondent or defendant in any legal action brought against such company. These charges constitute a criminal offense under the laws of South Korea but would not constitute a criminal offense in the U.S. Mr. Reilly filed a formal request for trial to defend against the charges and was acquitted on February 19, 2009. This judgment was subsequently overturned on December 23, 2010 and is currently under appeal. The appeal remains pending but a decision is expected in 2012.

Mark L. Reuss was named GM Vice President and President, North America in December 2009. He had been employed by General Motors Corporation since 1983. Before this appointment he served briefly as Vice President of Engineering. He managed the operations in Australia and New Zealand as the President and Managing Director of GM Holden, Ltd. (Holden) from February 2008 to July 2009. He had previously been Executive Director of Global Vehicle Integration, Safety and Virtual Development since March 2006.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Karl-Friedrich Stracke was named GM Vice President and President, Europe in January 2012. He had been employed by General Motors Corporation since 1979. He had been Chief Executive Officer of Opel Vauxhall and acting Chairman of the Management Board of Adam Opel AG since April 2011. Prior to that he served as Vice President Global Engineering since December 2009. He had served as Executive Director, Global Vehicle Integration, Safety and Virtual Development since February 2008 and Global Executive Director, Body Exterior, Interior and Dimensional Engineering from March 2006 to February 2008.

Selim Bingol was named GM Vice President, Global Communications in March 2010. Before joining GM he was Senior Vice President, Corporate Communications at AT&T Corporation from December 2004 to August 2007. He had been Senior Vice President and Senior Partner with Fleishman-Hillard, a leading global communications firm, since 1989.

Cynthia J. Brinkley was named GM Vice President, Global Human Resources in July 2011. She joined GM from AT&T Corporation where she was Senior Vice President, Talent Development and Chief Diversity Officer from February 2008 to June 2011. Prior to that she had served as President, AT&T Missouri since July 2002.

Nicholas S. Cyprus was named GM Vice President, Controller and Chief Accounting Officer in August 2009. He had been employed by General Motors Corporation since December 2006 when he became Controller and Chief Accounting Officer. Prior to joining General Motors Corporation he was Senior Vice President, Controller and Chief Accounting Officer for the Interpublic Group of Companies from May 2004 to March 2006.

James A. Davlin was named GM Vice President, Finance and Treasurer in October 2011. He joined GM from Deere & Company where he was Vice President of Corporate Strategy and Business Development from October 2010 and served as Vice President and Treasurer from January 2007 to September 2010. He previously served as Assistant Treasurer, Global Treasury with Eli Lilly and Company from 2002 to 2007.

Joel Ewanick was named Global Chief Marketing Officer in December 2010 and became GM Vice President in February 2011. He had served as Vice President U.S. Marketing since joining GM in May 2010. He previously served as Vice President of Marketing for Hyundai Motor America since February 2007. Prior to Hyundai Motor America he had been Director of Brand Planning for The Richards Group since June 2004.

Robert E. Ferguson was named GM Vice President, Global Public Policy in May 2011. He joined GM in January 2010 as Vice President, Government Relations. Previously he had been a senior strategist at Public Strategies, Inc. since 2008 where he provided counsel to clients such as the International Olympic Committee. Prior to that he served as President of State Legislative and Regulatory Affairs at AT&T Corporation between 2005 and 2008.

Terry S. Kline was named GM Vice President, Information Technology and Chief Information Officer in October 2009 and will be retiring effective March 1, 2012. He had been employed by General Motors Corporation since December 2000. Previously he was the Global Product Development Process Information Officer since September 2003 and also served as the Chief Information Officer for GM Asia Pacific from November 2004 to January 2008.

Segment Reporting Data

Operating segment data and principal geographic area data for the years ended December 31, 2011 and 2010; the period July 10, 2009 through December 31, 2009; and the period January 1, 2009 through July 9, 2009 are summarized in Note 30 to our consolidated financial statements.

Website Access to Our Reports

Our internet website address is www.gm.com. In addition to the information about us and our subsidiaries contained in this 2011 Form 10-K information about us can be found on our website including information on our corporate governance principles. Our website and information included in or linked to our website are not part of this 2011 Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally the SEC maintains an internet site that contains reports, proxy and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

information statements and other information. The address of the SEC's website is www.sec.gov.

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
Our business is highly dependent on sales volume. There is no assurance that the global automobile market will not suffer another significant downturn.

Our business and financial results are highly sensitive to sales volume, as demonstrated by the effect of sharp declines in vehicle sales on our and Old GM's business during the most recent economic downturn. A number of economic and market conditions drive changes in vehicle sales, including real estate values, levels of unemployment, the availability of credit, fluctuations in the cost of fuel and consumer confidence. In particular, recent concerns over levels of sovereign indebtedness have contributed to a renewed tightening of credit markets in some of the markets in which we do business. We cannot predict future economic and market conditions with certainty and any change in economic and market conditions that negatively affects sales volumes could materially adversely affect our results of operations and financial condition.

Our ability to maintain profitability over the long-term is dependent upon our ability to introduce new and improved vehicle models that are able to attract a sufficient number of consumers.
Our ability to maintain profitability over the long-term depends on our ability to entice consumers to consider our products when purchasing a new vehicle. The automotive industry, particularly in the U.S., is very competitive with market participants routinely introducing new and improved vehicle models designed to meet consumer expectations, and in the recent past our competitors have been very successful in persuading customers that previously purchased our products to purchase their vehicles instead. Producing new and improved vehicle models on a basis competitive with the models introduced by our competitors and changing this perception, including with respect to smaller, more fuel efficient vehicles, as well as the perception of our company in light of Old GM's bankruptcy and our status as a recipient of aid under the Troubled Asset Relief Program (TARP), will be critical to our long-term profitability.
The pace of our development and introduction of new and improved vehicles depends on our ability to implement successfully improved technological innovations in design, engineering, and manufacturing, which requires extensive capital investment. In some cases the technologies that we plan to employ, such as hydrogen fuel cells and advanced battery technology, are not yet commercially practical and depend on significant future technological advances by us and by suppliers. Government support of the production of vehicles with these technologies has led some consumers to have a negative impression of these vehicles, which reduces sales. There can be no assurance that our competitors and others pursuing similar technologies and other competing technologies, in some cases with more money available, will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage. If we are unable to achieve these goals, we may not be able to maintain profitability over the long-term.
Shortages of and volatility in the price of oil have caused and may have a material adverse effect on our business due to shifts in consumer vehicle demand.
Volatile oil prices in recent years have tended to cause a shift in consumer demand towards smaller, more fuel-efficient vehicles, which provide lower profit margins and in recent years represented a smaller proportion of Old GM's and our sales volume in North America. Any increases in the price of oil in the U.S. or in our other markets or any sustained shortage of oil, including as a result of political instability in the Middle East, South America and African nations, could weaken the demand for our higher margin fullsize pick-up trucks and sport utility vehicles, which could reduce our market share in affected markets, decrease profitability, and have a material adverse effect on our business.
Our future competitiveness and ability to achieve long-term profitability depends on our ability to control our costs, which requires us to successfully implement restructuring initiatives throughout our automotive operations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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
Our automotive manufacturing operations are dependent upon the continued ability of our suppliers to provide us with systems, components, and parts and any disruption in our suppliers' operations could disrupt our production schedule and adversely affect our operations.
Our automotive operations are dependent upon the continued ability of our suppliers to deliver the systems, components, and parts that we need to manufacture our products. Our use of “just-in-time” manufacturing processes results in our having minimal inventories of the systems, components, and parts we need to conduct our automotive manufacturing operations. As a result, our ability to maintain production is dependent upon the continued ability of our suppliers to deliver sufficient quantities of systems, components, and parts at such times as allow us to meet our production schedules. A disruption in any of our suppliers' operations, even if for a relatively short period of time, could cause us to alter our production schedules or suspend production entirely. For example, in March 2011 we suspended production at our Shreveport, Louisiana assembly facility due to a parts shortage resulting from the earthquake off the coast of Japan. In some instances, we purchase systems, components, parts and supplies from a single source and may be at an increased risk for supply disruptions. Where we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of systems, components or parts could adversely affect our financial results.
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
Designing, manufacturing and selling vehicles is capital intensive and requires substantial investments in manufacturing, machinery, research and development, product design, engineering, technology and marketing in order to meet both consumer preferences and regulatory requirements. Large original equipment manufacturers are able to benefit from economies of scale by leveraging their investments and activities on a global basis across brands and nameplates. If our competitors consolidate or enter into other strategic agreements such as alliances, they may be able to take better advantage of these economies of scale. We believe that competitors may be able to benefit from the cost savings offered by consolidation or alliances, which could adversely affect

GENERAL MOTORS COMPANY AND SUBSIDIARIES

our competitiveness with respect to those competitors. Competitors could use consolidation or alliances as a means of enhancing their competitiveness or liquidity position, which could also materially adversely affect our business.
As part of our business plan, and pursuant to the direction of the Special Master for TARP Executive Compensation, we have limited cash compensation and certain benefits for our most highly paid executives and have reduced the number of our management and non-management salaried employees, and these actions may materially adversely affect our ability to hire and retain salaried employees.
As part of the cost reduction initiatives in our business plan, and pursuant to the direction of the Special Master for TARP Executive Compensation, the form and timing of the compensation for our most highly paid executives is not competitive with that offered by other major corporations. Furthermore, while we have repaid in full our indebtedness under the United States Department of the Treasury (UST) Credit Agreement, entered into July 10, 2009, as amended, (UST Credit Agreement) the executive compensation and corporate governance provisions of Section 111 of the Emergency Economic Stabilization Act of 2008 (EESA), including the Interim Final Rule implementing Section 111 (the Interim Final Rule), will continue to apply to us for the period specified in the EESA and the Interim Final Rule. Certain of the covenants in the UST Credit Agreement will continue to apply to us until the earlier to occur of: (1) us ceasing to be a recipient of exceptional financial assistance, as determined pursuant to the Interim Final Rule or any successor or final rule (Exceptional Financial Assistance); or (2) UST ceasing to own any direct or indirect equity interests in us. The effect of Section 111 of EESA, the Interim Final Rule and the covenants is to restrict the compensation that we can provide to our top executives and prohibit certain types of compensation or benefits for any employees. At the same time, we have substantially decreased the number of salaried employees so that the workload is shared among fewer employees and in general the demands on each salaried employee are increased. Companies in similar situations have experienced significant difficulties in hiring and retaining highly skilled employees, particularly in competitive specialties. Given our compensation structure and increasing job demands, there is no assurance that we will continue to be able to hire and retain the employees whose expertise is required to execute our business plan while at the same time developing and producing vehicles that will stimulate demand for our products.
Our business plan contemplates that we restructure our operations in various European countries, but we may not succeed in doing so, and our failure to restructure these operations in a cost-effective and non-disruptive manner could have a material adverse effect on our business and results of operations.
Our business plan contemplates that we restructure our operations in various European countries, and we are actively working to accomplish this. Restructurings, whether or not ultimately successful, can involve significant expense and disruption to the business as well as labor disruptions, which can adversely affect the business. The restructuring of our European operations will require us to invest additional funds and require significant management attention. We cannot assure you that any of our contemplated restructurings will be completed or achieve the desired results.
Our defined benefit pension plans are currently underfunded, and our pension funding requirements could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, declining interest rates, and investments that do not achieve adequate returns.
Our employee benefit plans currently hold a significant amount of equity and fixed income securities. A detailed description of the investment funds and strategies is disclosed in Note 18 to our consolidated financial statements, which also describes significant concentrations of risk to the plan investments.
There are additional risks due to the complexity and magnitude of our investments. Examples include implementation of significant changes in investment policy, insufficient market capacity to absorb a particular investment strategy or high volume transactions, and the inability to quickly rebalance illiquid and long-term investments.
Our future funding requirement for our U.S. defined benefit pension plans qualified with the Internal Revenue Service (IRS) depend upon the future performance of assets placed in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans and any changes in government laws and regulations. Future funding requirements generally increase if the discount rate decreases or if actual asset returns are lower than expected asset returns, as other factors are held constant. Our potential funding requirements under various assumed scenarios are described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations — Contractual Obligations and Other Long-Term Liabilities.”
If we are unable to meet our funding requirements for our U.S. pension plans under the terms imposed by regulators at a given

GENERAL MOTORS COMPANY AND SUBSIDIARIES

point in time, we would need to request a funding waiver from the IRS. If the waiver were granted, we would have the opportunity to make up the missed funding, with interest to the plan. Additional periods of missed funding could further reduce the plans' funded status, resulting in limitations on plan amendments and lump sum payouts from the plans. Continued deterioration in the plans' funded status could result in the cessation of participants' continued accrual of benefits under the terms of the plan until such time as the funding level of the plans meet IRS requirements. These actions could materially adversely affect our relations with our employees and their labor unions.
Factors which affect future funding requirement for our U.S. defined benefit plans generally affect the required funding for non-U.S. plans. Certain plans outside the U.S. do not have assets and therefore the obligation is funded as benefits are paid. If local legal authorities increase the minimum funding requirements for our pension plans outside the U.S., we could be required to contribute more funds, which would negatively affect our cash flow.
Our failure to successfully develop our own captive financing unit, including through GM Financial, could leave us at a disadvantage to our competitors that have their own captive financing subsidiaries and that therefore may be able to offer consumers and dealers financing and leasing on better terms than our customers and dealers are able to obtain.
Many of our competitors operate and control their own captive financing subsidiaries. If any of our competitors with captive financing subsidiaries are able to offer consumers and dealers financing and leasing on better terms than our customers and dealers are able to obtain, consumers may be more inclined to purchase our competitors' vehicles and our competitors' dealers may be better able to stock our competitors' products.
Through GM Financial we offer leasing and sub-prime financing for our customers. Our failure to successfully develop our own captive financing unit, including through GM Financial, could result in our loss of customers to our competitors with their own captive financing subsidiaries and could adversely affect our dealers' ability to stock our vehicles if they are not able to obtain necessary financing at competitive rates from other sources.

We intend to rely on GM Financial to support additional consumer leasing of our vehicles and additional sales of our vehicles to consumers requiring sub-prime vehicle financing, and GM Financial faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations and its ability to provide leasing and sub-prime financing options to consumers to support additional sales of our vehicles.
GM Financial is subject to various risks that could negatively affect its business, operations and access to capital and therefore its ability to provide leasing and sub-prime financing options at competitive rates to consumers of our vehicles. Because we intend to rely on GM Financial to serve as an additional source of leasing and sub-prime financing options for consumers, any impairment of GM Financial's ability to provide such leasing or sub-prime financing would negatively affect our efforts to expand our market penetration among consumers who rely on leasing and sub-prime financing options to acquire new vehicles. The factors that could adversely affect GM Financial's business and operations and impair its ability to provide leasing and sub-prime financing at competitive rates include:

•	The availability of borrowings under its credit facilities to finance its loan and lease origination activities pending securitization;

•
Its ability to transfer loan receivables to securitization trusts and sell securities in the asset-backed securities market to generate cash proceeds to repay its credit facilities and purchase additional loan receivables;

•	The performance of loans in its portfolio, which could be materially affected by delinquencies, defaults or prepayments;

•	Its ability to effectively manage risks relating to sub-prime automobile receivables;

•	Wholesale auction values of used vehicles;

•	Higher than expected vehicle return rates on vehicles GM Financial leases; and

•	Fluctuations in interest rates.

The above factors, alone or in combination, could negatively affect GM Financial's business and operations or its ability to provide leasing and sub-prime financing options to consumers to support additional sales of our vehicles.

The UST (or its designee) owns a substantial interest in us, and its interests may differ from those of our other stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The UST owns 31.9% of our outstanding shares of common stock as of February 15, 2012. As a result of this stock ownership interest, the UST has the ability to exert significant influence over various matters, through its power to vote for the election of our directors. To the extent the UST elects to exert such significant influence over us, its interests (as a government entity) may differ from those of our other stockholders and it may influence, through its ability to vote for the election of our directors, matters including:

•	The selection, tenure and compensation of our management;

•	Our business strategy and product offerings;

•	Our relationship with our employees, unions and other constituencies; and

•	Our financing activities, including the issuance of debt and equity securities.

In particular, the UST may have a greater interest in promoting U.S. economic growth and jobs than other stockholders of the Company. For example, while we have repaid in full our indebtedness under the UST Credit Agreement, a covenant that continues to apply until the earlier of December 31, 2014 or the UST has been paid in full the total amount of all UST invested capital requires that we use our commercially reasonable best efforts to ensure, subject to exceptions, that our manufacturing volume in the U.S. is consistent with specified benchmarks.

In the future we may also become subject to new and additional laws and government regulations regarding various aspects of our business as a result of participation in the TARP program and the U.S. government's ownership in our business. These regulations could make it more difficult for us to compete with other companies that are not subject to similar regulations.
Our planned investment in new technology in the future is significant and may not be funded at anticipated levels and, even if funded at anticipated levels, may not result in successful vehicle applications.
We intend to invest significant capital resources to support our products and to develop new technology. In addition, we plan to invest heavily in alternative fuel and advanced propulsion technologies between 2012 and 2013, largely to support our planned expansion of hybrid and electric vehicles. Moreover, if our future operations do not provide us with the liquidity we anticipate, we may be forced to reduce, delay, or cancel our planned investments in new technology.
In some cases the technologies that we plan to employ, such as hydrogen fuel cells and advanced battery technology, are not yet commercially practical and depend on significant future technological advances by us and by suppliers. For example, in November 2010 we began producing an electric car which requires battery technology that has not yet proven to be commercially viable. There can be no assurance that these advances will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate, or that we will be able to establish our right to these technologies. However, our competitors and others are pursuing similar technologies and other competing technologies, in some cases they may have more money available, and there can be no assurance that they will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage.
Security breaches and other disruptions to our information technology networks and systems could interfere with our operations, and could compromise the confidentiality of our proprietary information.
We rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain management, manufacturing, invoicing, and collection of payments from our dealer network and from customers of GM Financial. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our dealers and suppliers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and systems may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors or malfeasance by employees, contractors and others who have access to our networks and systems, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and reduce the competitive advantage we

GENERAL MOTORS COMPANY AND SUBSIDIARIES

hope to derive from our investment in advanced technologies.
New laws, regulations, or policies of governmental organizations regarding increased fuel economy requirements and reduced, greenhouse gas emissions, or changes in existing ones, may have a significant effect on how we do business.
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
In the U.S., vehicle fuel economy and greenhouse gas emissions are regulated under a harmonized national program administered by the NHTSA and the EPA. The agencies have set coordinated fuel economy and greenhouse emission standards through the 2016 model year for light duty vehicles and through the 2018 model year for heavy duty trucks. California, which has set its own greenhouse gas emission standards through its AB 1493 Rules, has agreed to accept compliance with the national program as compliance with its state program. The NHTSA and EPA have proposed the next round of standards for the 2017 through 2025 model years. EPA projects that its proposed standards would achieve an average industry fleet of 163 grams/mile of CO2 in the 2025 model year, which would be the equivalent of 54.5 mpg if all the CO2 emissions reduction came from fuel economy technology. NHTSA is proposing standards that would require an average industry fleet fuel economy of 49.6 mpg in the 2025 model year. Both agencies have proposed various flexibilities to incentivize early adoption and introduction of advanced technologies that are anticipated to help manufacturers achieve these standards. California has stated that it will adopt standards for the same period and allow manufacturers to comply by meeting the national standards.
We are committed to meeting or exceeding these U.S. regulatory requirements, and our product plan of record projects compliance with the anticipated national program through the 2021 model year. The standards for the 2022 through 2025 model years may differ from the levels proposed as a result of a mid-term review by the agencies. Therefore, we believe it is premature to project compliance with possible standards for those years. We expect that to comply with these standards we will be required to sell a significant volume of hybrid electric vehicles, as well as implement new technologies for conventional internal combustion engines, all at increased cost levels. There is no assurance that we will be able to produce and sell vehicles that use such technologies on a profitable basis, or that our customers will purchase such vehicles in the quantities necessary for us to comply with these regulatory programs.
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
Other governments around the world, such as Canada, China, Brazil, Mexico, and South Korea are also creating new policies to address these same issues. As in the U.S., these government policies could significantly affect our plans for product development. Due to these regulations, we could be subject to sizable civil penalties or have to restrict product offerings drastically to remain in compliance. The regulations will result in substantial costs, which could be difficult to pass through to our customers, and could result in limits on the types of vehicles we sell and where we sell them, which could affect our operations, including facility closings, reduced employment, increased costs, and loss of revenue.
A significant amount of our operations are conducted by joint ventures that we cannot operate solely for our benefit.
Many of our operations, particularly in emerging markets, are carried on by joint ventures such as SGM. In joint ventures, we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities, or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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
Given the nature of the automotive industry and global spread of our business, we have significant exposures to risks related to changes in foreign currency exchange rates, commodity prices, and interest rates, which can have material adverse effects on our business. For example, the recent strength of the Canadian Dollar versus the U.S. Dollar has had a negative impact on our profitability as parts and vehicles we manufactured in Canada and exported to the U.S. for sale are less competitive. Similarly, a significant strengthening of the Korean Won relative to the U.S. Dollar or the Euro would affect the competitiveness of our Korean operations as well as that of certain Korean competitors. As yet another example, a relative weakness of the British Pound compared to the Euro would have an adverse effect on our results of operations in Europe. In preparing the consolidated financial statements, we translate our revenues and expenses outside the U.S. into U.S. Dollars using the average foreign currency exchange rate for the period and the assets and liabilities using the foreign currency exchange rate at the balance sheet date. As a result, foreign currency fluctuations and the associated translations could have a material adverse effect on our results of operations.
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

•
Economic tensions between governments and changes in international trade and investment policies, including imposing restrictions on the repatriation of dividends, especially between the U.S. and China;

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, or the conversion of shares of our Series B Preferred Stock or the perception that conversion could occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of equity and equity-related securities. Of the 1,565,761,986 shares of our common stock issued and outstanding at February 15, 2012 approximately 55% were held by the UST, Canada GEN Investment Corporation, a corporation organized under the laws of Canada (Canada Holdings), the UAW Retiree Medical Benefits Trust (New VEBA), and our U.S. hourly and salaried pension plans. Sales or distributions of our common stock by these holders, whether pursuant to an exemption from registration under the Securities Act of 1933, as amended or the exercise of registration rights, could cause the market price of our common stock to decline.
In addition, at December 31, 2011 there were warrants outstanding to acquire 313 million shares of our common stock at exercise prices ranging from $10.00 per share to $42.31 per share and up to 152 million shares of common stock, subject to anti-dilution, make-whole and other adjustments, will be issuable upon conversion of the shares of Series B Preferred Stock outstanding. Exercises or distributions of warrants or the conversion of the shares of Series B Preferred Stock could cause the market price of our common stock to decline.
We have no current plans to pay dividends on our common stock.

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
We test our goodwill for impairment in the fourth quarter of each year for all reporting units, or more frequently if events occur or circumstances change that would warrant such a review. In the future, should the recent economic uncertainty continue, our equity price decline on a sustained basis, global economies enter into another recession and industry growth stagnates or should we release deferred tax asset valuation allowances in certain tax jurisdictions (which could occur in the near future if additional positive evidence becomes available), the fair value of one or more of our reporting units may decrease below its carrying amount and future goodwill impairments that may be material could be recognized. In addition future goodwill impairments could occur should GME continue to have a negative carrying amount.
In these circumstances, as discussed in Note 12 to our consolidated financial statements, future goodwill impairments would

GENERAL MOTORS COMPANY AND SUBSIDIARIES

largely be driven by decreases in the fair value to U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting. Such decreases may occur upon an improvement in our credit rating, a decrease in credit spreads between high quality corporate bond rates and market interest rates thus resulting in a decrease in the spread between our employee benefit related obligations under U.S. GAAP and their fair values and/or a change in the fair values of our estimated employee benefit obligations. A decrease would also occur upon reversal of our deferred tax asset valuation allowances. Any declines resulting in a goodwill impairment may result in material non-cash charges to our earnings.
*  *  *  *  *  *  *

Item 1B. Unresolved Staff Comments
None
*  *  *  *  *  *  *
Item 2. Properties

At December 31, 2011 we had 101 locations in 26 states and 85 cities or towns in the U.S. excluding our automotive financing operations and dealerships. Of these locations, 40 are manufacturing facilities, of which 12 are engaged in the final assembly of our vehicles, other manufactured automotive components and power products. Of the remaining locations, 24 are service parts operations primarily responsible for distribution and warehouse functions, and the remainder are offices or facilities primarily involved in engineering and testing vehicles. Leased properties are primarily composed of warehouses and administration, engineering and sales offices. The leases for warehouses generally provide for an initial period of two to 10 years based upon prevailing market conditions and may contain renewal options. Leases for administrative offices are generally for shorter periods.

We have 17 locations in Canada and we have assembly, manufacturing, distribution, office or warehousing operations in 61 other countries, including equity interests in associated companies which perform assembly, manufacturing or distribution operations. Leases for warehouses outside the U.S. have remaining lease terms ranging from one to 25 years, many of which contain options to extend or terminate the lease. The major facilities outside the U.S. and Canada, which are principally vehicle manufacturing and assembly operations, are located in:

• Argentina	• Ecuador	• Mexico	• Spain	• Vietnam
• Australia	• Egypt	• Poland	• Thailand
• Brazil	• Germany	• Russia	• United Kingdom
• China	• India	• South Africa	• Uzbekistan
• Colombia	• Kenya	• South Korea	• Venezuela

We, our subsidiaries, or associated companies in which we own an equity interest, own most of the above facilities.

GM Financial's automotive financing and leasing operations lease facilities for administration and regional credit centers. GM Financial has 18 facilities located in the U.S. and two facilities located in Canada. GM Financial also owns a servicing facility which is located in the U.S. and included in total facilities located in the U.S.

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

Canadian Export Antitrust Class Actions
Approximately 80 purported class actions on behalf of all purchasers of new motor vehicles in the U.S. since January 1, 2001,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

have been filed in various state and federal courts against General Motors Corporation, General Motors of Canada Limited (GMCL), Ford Motor Company, Chrysler, LLC, Toyota Motor Corporation, Honda Motor Co., Ltd., Nissan Motor Company, Limited, and Bavarian Motor Works and their Canadian affiliates, the National Automobile Dealers Association, and the Canadian Automobile Dealers Association. The nearly identical complaints alleged that the defendant manufacturers, aided by the association defendants, conspired among themselves and with their dealers to prevent the sale to U.S. citizens of vehicles produced for the Canadian market and sold by dealers in Canada. The complaints alleged that new vehicle prices in Canada are 10% to 30% lower than those in the U.S., and that preventing the sale of these vehicles to U.S. citizens resulted in the payment of higher than competitive prices by U.S. consumers. The complaints, as amended, sought injunctive relief under U.S. antitrust law and treble damages under U.S. and state antitrust laws, but did not specify damages. The complaints further alleged unjust enrichment and violations of state unfair trade practices act. The federal court actions were consolidated for coordinated pretrial proceedings under the caption In re New Market Vehicle Canadian Export Antitrust Litigation Cases in the U.S. District Court for the District of Maine, but on July 2, 2009 the federal court granted summary judgment in favor of the defendants which concluded the federal actions. The more than 30 California cases have been consolidated in the California Superior Court in San Francisco County under the case captions Belch v. Toyota Corporation, et al. and Bell v. General Motors Corporation. Old GM's potential liability in these matters was not assumed by General Motors Company as part of the 363 Sale, but GMCL remains subject to suit in all matters.
In the California state court cases, the court certified a state-wide class after a class certification hearing on April 21, 2009. Defendants' appeal to the appropriate appellate court was denied. Defendants filed other substantive motions for summary judgment, some of which were heard in January 2011 and others of which were heard in March 2011 and at later dates. As a result, the Honda and Nissan entities have been dismissed. The disposition of GMCL's motion for summary judgment remains undecided. In the Minnesota state court cases, the court granted summary judgment in the defendants' favor on September 16, 2010. Plaintiffs did not appeal. In the Arizona state court cases, the court granted summary judgment in the defendants' favor on February 28, 2011. The plaintiffs in the Arizona cases have appealed. Without conceding liability, GMCL has agreed with plaintiffs to settle all remaining state court cases in the amount of $21 million with the settlement to be apportioned among the claimants, their lawyers and administrative costs. Lawyers representing the plaintiffs sought approval of the settlement by the state courts in California, Arizona, New Mexico, Tennessee, Wisconsin and Florida in late 2011.

American Export Antitrust Class Actions

On September 25, 2007, a claim was filed in the Ontario Superior Court of Justice against GMCL and Old GM on behalf of a purported class of actual and intended purchasers of vehicles in Canada claiming that a similar alleged conspiracy was now preventing lower-cost U.S. vehicles from being sold to Canadians. The plaintiffs have delivered their certification materials. An order staying claims against MLC was granted in November 2009. The defendants filed their expert reports in July 2011 and have not yet received reply materials from the plaintiffs. In September 2011, the plaintiffs offered to settle with GMCL for $15 million. GMCL rejected offer on the basis that it is premature to consider settlement at this stage. A certification hearing has not yet been scheduled. No determination has been made that the case may be maintained as a class action, and it is not possible to determine the likelihood of liability or reasonably ascertain the amount of any damages.

In January 2012, Honda reached an agreement in principle with the plaintiffs to discontinue the Ontario class action against Honda without prejudice and without costs. A settlement approval hearing has not yet been scheduled.

Canadian Dealer Class Action

On February 12, 2010, a claim was filed in the Ontario Superior Court of Justice against GMCL for damages on behalf of a purported class of 215 Canadian General Motors dealers (the Plaintiff Dealers) which entered into wind-down agreements with GMCL in May 2009. GMCL offered the Plaintiff Dealers the wind-down agreements to assist the plaintiffs' exit from the GMCL Canadian dealer network upon the expiration of their GM Dealer Sales and Service Agreements (DSSAs) on October 31, 2010, and to assist the plaintiffs in winding down their dealer operations in an orderly fashion. The Plaintiff Dealers allege that the DSSAs have been wrongly terminated by GMCL and that GMCL failed to comply with franchise disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the dealers' statutory right to associate in an attempt to coerce the class member dealers into accepting the wind-down agreements. The Plaintiff Dealers claim that the wind-down agreements are rescindable. GMCL has vigorously defended the claims.

On March 1, 2011 the Ontario Superior Court of Justice approved certification of a class for the purpose of deciding a number of specifically defined issues, including: (1) whether GMCL breached its obligation of “good faith” in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with

GENERAL MOTORS COMPANY AND SUBSIDIARIES

proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). On June 22, 2011 the Ontario Superior Court of Justice granted GMCL permission to appeal the class certification decision.

OnStar Analog Equipment Litigation

Our wholly-owned subsidiary OnStar is a party to more than 20 putative class actions filed in various states, including Michigan, Ohio, New Jersey, Pennsylvania and California. All of these cases have been consolidated for pretrial purposes in a multi-district proceeding under the caption In re OnStar Contract Litigation in the U.S. District Court for the Eastern District of Michigan. The litigation arises out of the discontinuation by OnStar of services to vehicles equipped with analog hardware. OnStar was unable to provide services to such vehicles because the cellular carriers which provide communication service to OnStar terminated analog service beginning in February 2008. In the various cases, the plaintiffs are seeking certification of nationwide or statewide classes of owners of vehicles currently equipped with analog equipment, alleging various breaches of contract, misrepresentation and unfair trade practices. On December 19, 2011, the court denied plaintiff's motion for class certification.

UAW VEBA Contribution Claim
On April 6, 2010, the UAW filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached our obligation to contribute $450 million to the New VEBA. The UAW alleges that we were required to make this contribution pursuant to the UAW-Delphi-GM Memorandum of Understanding Delphi Restructuring dated June 22, 2007. We believe this claim is without merit. We filed a motion in the U.S. States Bankruptcy Court for the Southern District of New York (Bankruptcy Court) in October 2010 asserting that the UAW's claim is barred by the Bankruptcy Court approved 2009 UAW Retiree Settlement Agreement and by other orders issued by the Bankruptcy Court that preclude additional GM contributions to the New VEBA. We also maintain that Delphi Corporation's (Delphi) bankruptcy plan of reorganization did not fulfill the applicable conditions of the restructuring agreement and that therefore payment would not be due even in the absence of the 2009 UAW Retiree Settlement Agreement. On August 23, 2011, the Bankruptcy Court issued an opinion abstaining from hearing the case, which will accordingly be litigated in U.S. District Court for the Eastern District of Michigan.

Korean Labor Litigation
Commencing on or about September 29, 2010, current and former hourly employees of GM Korea, our non-wholly owned consolidated subsidiary in the Republic of Korea, filed six separate group actions in the Incheon District Court in Incheon, Korea. The cases allege that GM Korea failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. GM Korea may receive additional claims by hourly employees in the future. Similar cases have been brought against other large employers in the Republic of Korea. This case is in its earliest stages and the scope of claims asserted may change. However, based on a preliminary analysis of the claims currently asserted, the allegations of plaintiffs if accepted in their entirety represent a claim of 734 billion Korean Won, which is $636 million.

*  *  *  *  *  *  *

Item 4. Mine Safety Disclosures

Not applicable

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock have been publicly traded since November 18, 2010 when our common stock was listed and began trading on the New York Stock Exchange and the Toronto Stock Exchange. As a result the table below for the year ended December 31, 2010 only provides data with respect to the fourth quarter of 2010.

Quarterly price ranges based on high and low prices from intraday trades of our common stock on the New York Stock Exchange, the principal market in which the stock is traded, are as follows:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	High	Low	High	Low
Quarter
First	$39.48	$30.20	N/A	N/A
Second	$33.47	$28.17	N/A	N/A
Third	$32.08	$19.77	N/A	N/A
Fourth	$26.55	$19.00	$36.98	$33.07

Holders

At February 15, 2012 we had a total of 1.6 billion issued and outstanding shares of common stock held by 276 holders of record.

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

Our payment of dividends in the future, if any, will be determined by our Board of Directors and will be paid out of funds legally available for that purpose. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, the covenants in our secured revolving credit facility and other factors.

Equity Compensation Plan Information

The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 27 to our consolidated financial statements (number of securities in millions).

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(a)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans(b)
Plan Category
Equity compensation plans approved by security holders General Motors Company 2009 Long-Term Incentive Plan and Salary Stock Plan(c)	23	$—	56
_________

(a)
The awards under the 2009 Long-Term Incentive Plan as amended December 22, 2010 and Salary Stock Plan as amended October 5, 2010 are restricted stock units (RSUs). The RSUs do not have an exercise price and in limited situations certain executives could settle their awards in cash due to tax considerations of certain countries.

(b)	Excludes securities reflected in the first column, “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(c)	At December 31, 2011 all of our equity compensation plans were approved by security holders.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Selected Financial Data
(Dollars in millions except per share amounts)

	Successor			Predecessor
	Year Ended December 31,		July 10, 2009 Through December 31, 2009(a)	January 1, 2009 Through July 9, 2009	Year Ended December 31,
	2011	2010			2008	2007
Income Statement Data:
Total net sales and revenue(b)	$150,276	$135,592	$57,474	$47,115	$148,979	$179,984
Reorganization gains, net(c)	$—	$—	$—	$128,155	$—	$—
Income (loss) from continuing operations	$9,287	$6,503	$(3,786)	$109,003	$(31,051)	$(42,685)
Income from discontinued operations, net of tax	—	—	—	—	—	256
Gain on sale of discontinued operations, net of tax	—	—	—	—	—	4,293
Net income (loss)	9,287	6,503	(3,786)	109,003	(31,051)	(38,136)
Net (income) loss attributable to noncontrolling interests	(97)	(331)	(511)	115	108	(406)
Net income (loss) attributable to stockholders	$9,190	$6,172	$(4,297)	$109,118	$(30,943)	$(38,542)
Net income (loss) attributable to common stockholders	$7,585	$4,668	$(4,428)	$109,118	$(30,943)	$(38,542)
GM $0.01 par value common stock and Old GM $1-2/3 par value common stock
Basic earnings (loss) per share:(d)
Income (loss) from continuing operations attributable to common stockholders	$4.94	$3.11	$(3.58)	$178.63	$(53.47)	$(76.16)
Income from discontinued operations attributable to common stockholders	—	—	—	—	—	8.04
Net income (loss) attributable to common stockholders	$4.94	$3.11	$(3.58)	$178.63	$(53.47)	$(68.12)
Diluted earnings (loss) per share:(d)
Income (loss) from continuing operations attributable to common stockholders	$4.58	$2.89	$(3.58)	$178.55	$(53.47)	$(76.16)
Income from discontinued operations attributable to common stockholders	—	—	—	—	—	8.04
Net income (loss) attributable to common stockholders	$4.58	$2.89	$(3.58)	$178.55	$(53.47)	$(68.12)
Cash dividends per common share	$—	$—	$—	$—	$0.50	$1.00
Balance Sheet Data (as of period end):
Total assets(b)	$144,603	$138,898	$136,295		$91,039	$148,846
Automotive notes and loans payable(e)(f)	$5,295	$4,630	$15,783		$45,938	$43,578
GM Financial notes and loans payable(b)	$8,538	$7,032
Series A Preferred Stock(h)	$5,536	$5,536	$6,998		$—	$—
Series B Preferred Stock(i)	$4,855	$4,855	$—		$—	$—
Equity (deficit)(g)	$38,991	$37,159	$21,957		$(85,076)	$(35,152)
_________

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

(b)	GM Financial was consolidated effective October 1, 2010.

(c)	In the period January 1, 2009 through July 9, 2009 Old GM recorded Reorganization gains, net of $128.2 billion directly associated with

GENERAL MOTORS COMPANY AND SUBSIDIARIES

filing of certain of its direct and indirect subsidiaries voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (Bankruptcy Code) in the Bankruptcy Court, the 363 Sale of Old GM and certain of its direct and indirect subsidiaries (collectively the Sellers) and the application of fresh-start reporting. Refer to Note 32 to our consolidated financial statements for additional detail.

(d)
In the year ended December 31, 2011 we used the two-class method for calculating earnings per share as the Series B Preferred Stock is a participating security due to the applicable market value of our common stock being below $33.00 per common share. Refer to Note 26 to our consolidated financial statements for additional detail.

(e)	In December 2008 Old GM entered into the UST loan agreement, as amended, in December 2008 (UST Loan Agreement), pursuant to which the UST agreed to provide a $13.4 billion borrowing facility.

(f)	In December 2010 GM Korea terminated $1.2 billion credit facility following the repayment of the remaining $1.0 billion under the facility.

(g)	Series A preferred stock was reclassified from temporary equity to permanent equity in the year ended December 31, 2010.

(h)	In December 2010 we purchased 84 million shares of our Series A Preferred Stock from the UST for $2.1 billion.

(i)	Series B Preferred Stock was issued in a public offering in November and December 2010.

*  *  *  *  *  *  *

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presentation and Estimates

Basis of Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements.

We analyze the results of our business through our five segments, namely GMNA, GME, GMIO, GMSA and GM Financial.

Consistent with industry practice, market share information includes estimates of industry sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

Use of Estimates in the Preparation of the Financial Statements

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Prior Period Financial Statements Conformed to Current Period Presentation

We changed the presentation of our consolidated balance sheet, consolidated statement of cash flows and certain footnotes to combine line items which were either of a related nature or not individually material. We have made corresponding reclassifications to the comparable information for all periods presented.

In the year ended December 31, 2011 we have recorded foreign currency exchange gains and losses on debt as non-operating items. This is a change from prior period presentations in which foreign currency exchange gains and losses on debt were recorded in Automotive cost of sales. We have reclassified all the successor prior periods to conform to our current presentation. The effects of this reclassification decreased Automotive cost of sales and Interest income and other non-operating income, net by $24 million for the year ended December 31, 2010 and $65 million for the period July 10, 2009 through December 31, 2009.

Overview

Our Company commenced operations on July 10, 2009 when we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Old GM through a 363 Sale under the Bankruptcy Code. By commencing operations following the 363 Sale, we were able to take advantage of a competitive labor agreement with our unions, a restructured dealer network and a reduced and refocused brand strategy in the U.S. focused on four brands.

In November and December of 2010 we consummated a public offering of 550 million shares of our common stock and 100 million shares of Series B Preferred Stock and listed both of these securities on the New York Stock Exchange and the common stock on the Toronto Stock Exchange. In April 2011 in connection with MLC's distribution of warrants for our common stock to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

its unsecured creditors, we listed the warrants expiring July 10, 2016 and the warrants expiring July 10, 2019 on the New York Stock Exchange.

Automotive

We offer a global vehicle portfolio of cars, crossovers and trucks. We are committed to leadership in vehicle design, quality, reliability, telematics and infotainment and safety, as well as to developing key energy efficiency, energy diversity and advanced propulsion technologies, including electric vehicles with range extending capabilities such as the Chevrolet Volt. Our business is diversified across products and geographic markets. We meet the local sales and service needs of our retail and fleet customers with a global network of independent dealers. Of our total 2011 vehicle sales volume, 72.3% was generated outside the U.S., including 43.4% from emerging markets, such as Brazil, Russia, India and China (collectively BRIC), which have recently experienced the industry's highest volume growth.

Our automotive business is organized into four geographically-based segments:

•
GMNA, with sales, manufacturing and distribution operations in the U.S., Canada and Mexico and sales and distribution operations in Central America and the Caribbean, represented 32.4% of our vehicle sales volume in 2011 and we had the largest market share in this market at 18.4%.

•
GME has sales, manufacturing and distribution operations across Western and Central Europe. GME's vehicle sales volume, which in addition to Western and Central Europe, includes Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others) represented 19.2% of our vehicle sales volume in 2011. In 2011 we had the number four market share in this market at 8.8%. GMIO distributes Chevrolet brand vehicles which, when sold in Europe, are included in GME vehicle sales volume and market share data.

•
GMIO has sales, manufacturing and distribution operations in Asia-Pacific, Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others), Africa and the Middle East. GMIO's vehicle sales volume, which includes Asia-Pacific, Africa and the Middle East is our largest segment by vehicle sales volume. GMIO represented 36.6% of our global vehicle sales volume including sales through our joint ventures in 2011. In 2011 we had the number two market share for this market at 9.5% and the number one market share in China. In 2011 GMIO derived 77.1% of its vehicle sales volume from China. GMIO records the financial results of Chevrolet brand vehicles that it distributes and sells in Europe.

•
GMSA, with sales, manufacturing and distribution operations in Brazil, Argentina, Colombia, Ecuador and Venezuela as well as sales and distribution operations in Bolivia, Chile, Paraguay, Peru and Uruguay represented 11.8% of our vehicle sales volume in 2011. In 2011 we had the largest market share for this market at 18.8% and the number three market share in Brazil. In 2011 GMSA derived 59.4% of its vehicle sales volume from Brazil.

Automotive Financing - GM Financial

GM Financial specializes in purchasing retail automobile installment sales contracts originated by GM and non-GM franchised and select independent dealers in connection with the sale of used and new automobiles. GM Financial also offers lease products through GM dealerships in connection with the sale of used and new automobiles that target customers with sub-prime and prime credit bureau scores. GM Financial primarily generates revenue and cash flows through the purchase, retention, subsequent securitization and servicing of finance receivables. To fund the acquisition of receivables prior to securitization, GM Financial uses available cash and borrowings under its credit facilities. GM Financial earns finance charge income on finance receivables and pays interest expense on borrowings under its credit facilities. GM Financial periodically transfers receivables to securitization trusts that issue asset-backed securities to investors. The securitization trusts are special purpose entities (SPEs) that are also variable interest entities that meet the requirements to be consolidated in the financial statements.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Improve revenue realization and maintain a competitive cost structure to allow us to remain profitable at lower industry volumes and across the lifecycle of our product portfolio; and

•	Maintain a strong balance sheet by reducing financial leverage given the high operating leverage of our business model.

Chapter 11 Proceedings and the 363 Sale

Background

Over time as Old GM's market share declined in North America, Old GM needed to continually restructure its business operations to reduce cost and excess capacity. Legacy labor costs and obligations and capacity in its dealer network made Old GM less competitive than new entrants into the U.S. market. These factors continued to strain Old GM's liquidity. In 2005 Old GM incurred significant losses from operations and from restructuring activities such as providing support to Delphi and other efforts intended to reduce operating costs. Old GM managed its liquidity during this time through a series of cost reduction initiatives, capital markets transactions and sales of assets. However, the global credit market crisis had a dramatic effect on Old GM and the automotive industry. In the second half of 2008, the increased turmoil in the mortgage and overall credit markets (particularly the lack of financing for buyers or lessees of vehicles), the continued reductions in U.S. housing values, the volatility in the price of oil, recessions in the U.S. and Western Europe and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment. The ability to execute capital markets transactions or sales of assets was extremely limited, vehicle sales in North America and Western Europe contracted severely, and the pace of vehicle sales in the rest of the world slowed. Old GM's liquidity position, as well as its operating performance, were negatively affected by these economic and industry conditions and by other financial and business factors, many of which were beyond its control.

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

In December 2008 Old GM requested and received financial assistance from the U.S. government and entered into the UST Loan Agreement. In early 2009 Old GM's business results and liquidity continued to deteriorate, and, as a result, Old GM obtained additional funding from the UST under the UST Loan Agreement. Old GM also received funding from Export Development Canada (EDC), a corporation wholly-owned by the government of Canada, under a loan and security agreement entered into in April 2009 (EDC Loan Facility).

As a condition to obtaining continued 2009 funding under the UST Loan Agreement, Old GM was required to submit a plan in February 2009 that included specific actions (Viability Plan) intended to result in the following:

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
•A product mix and cost structure that is competitive in the U.S. marketplace.

The UST Loan Agreement also required Old GM to, among other things, use its best efforts to achieve the following restructuring targets: (1) debt reduction of at least two-thirds; (2) labor modifications to achieve an average compensation competitive with that of foreign-owned U.S. domiciled automakers, and; (3) modification of certain retiree healthcare obligations.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Loan Agreement were to become due and payable on the thirtieth day after the Certification Deadline.

On March 30, 2009 the Auto Task Force determined that the plan was not viable and required substantial revisions. On March 31, 2009 Old GM and the UST agreed to postpone the Certification Deadline to June 1, 2009. Old GM made further modifications to its Viability Plan in an attempt to satisfy the Auto Task Force requirement that it undertake a substantially more accelerated and aggressive restructuring plan (Revised Viability Plan), the most significant of which included reducing Old GM's indebtedness and certain retiree healthcare (VEBA) obligations.

Chapter 11 Proceedings

Old GM was not able to complete the cost reduction and restructuring actions in its Revised Viability Plan, including the debt reductions and VEBA modifications, which resulted in extreme liquidity constraints. As a result, on June 1, 2009 Old GM and certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 (Chapter 11 Proceedings) of the Bankruptcy Code in the Bankruptcy Court.

In connection with the Chapter 11 Proceedings, Old GM entered into a secured superpriority debtor-in-possession credit agreement with the UST and EDC (DIP Facility) and received additional funding commitments from EDC to support Old GM's Canadian operations.

The following table summarizes the total funding and funding commitments Old GM received from the U.S. and Canadian governments and the additional notes Old GM issued related thereto in the period December 31, 2008 through July 9, 2009 (dollars in millions):

	Predecessor
	Funding and Funding Commitments	Additional Notes Issued(a)	Total Obligation
Description of Funding Commitment
UST Loan Agreement(b)	$19,761	$1,172	$20,933
EDC funding(c)	6,294	161	6,455
DIP Facility	33,300	2,221	35,521
Total	$59,355	$3,554	$62,909
__________

(a)	Old GM did not receive any proceeds from the issuance of these promissory notes, which were issued as additional compensation to the UST and EDC.

(b)	Includes debt of $361 million, which UST loaned to Old GM under the warranty program.

(c)
Includes approximately $2.4 billion from the EDC Loan Facility received in the period January 1, 2009 through July 9, 2009 and funding commitments of $3.9 billion that were immediately converted into our equity. This funding was received on July 15, 2009.

363 Sale

On July 10, 2009, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Old GM from the Sellers. The 363 Sale was consummated in accordance with a purchase agreement, dated June 26, 2009, as amended, between us and the Sellers, and pursuant to the Bankruptcy Court's sale order dated July 5, 2009.

In connection with the 363 Sale, the purchase price we paid to Old GM equaled the sum of:

•
A credit bid in an amount equal to the total of: (1) debt of $19.8 billion under Old GM's UST Loan Agreement, plus notes of $1.2 billion issued as additional compensation for the UST Loan Agreement, plus interest on such debt Old GM owed as of the closing date of the 363 Sale; and (2) debt of $33.3 billion under Old GM's DIP Facility, plus notes of $2.2 billion issued as additional compensation for the DIP Facility, plus interest Old GM owed as of the closing date, less debt of $8.2 billion owed under the DIP Facility;

•	UST's return of the warrants Old GM previously issued to it;

•
The issuance to MLC of shares of our common stock and warrants to acquire newly issued shares of our common stock as presented in the following section entitled “Issuance of Common Stock, Preferred Stock and Warrants;” and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Our assumption of certain specified liabilities of Old GM (including debt of $7.1 billion owed under the DIP Facility).

Under the purchase agreement, we are obligated to issue additional shares of our common stock (Adjustment Shares) to the GUC Trust following the dissolution of MLC in the event that allowed general unsecured claims against MLC, as approved by the Bankruptcy Court, exceed $35.0 billion. Refer to Note 20 to our consolidated financial statements for a description of the contingently issuable Adjustment Shares.

Agreements with the UST, EDC and New VEBA

On July 10, 2009 we entered into the UST Credit Agreement and assumed debt of $7.1 billion that Old GM incurred under its DIP Facility. Immediately after entering into the UST Credit Agreement, we made a partial prepayment, reducing the loan principal balance to $6.7 billion. We issued notes in the principal amount of $2.5 billion (VEBA Notes) to the New VEBA. Through our wholly-owned subsidiary GMCL, we also entered into the amended and restated loan agreement with EDC (Canadian Loan Agreement), as a result of which GMCL had a $1.3 billion term loan (Canadian Loan).

In December 2009 and March 2010 we made quarterly payments of $1.0 billion and $1.0 billion on the UST Credit Agreement and GMCL made quarterly payments of $192 million and $194 million on the Canadian Loan. In April 2010 we used funds from our escrow account to repay in full the outstanding amount of the UST Credit Agreement of $4.7 billion, and GMCL repaid in full the outstanding amount of the Canadian Loan of $1.1 billion. Both loans were repaid prior to maturity. On October 26, 2010 we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Notes of $2.8 billion.

Refer to Note 17 to our consolidated financial statements for additional information on the UST Credit Agreement, VEBA Notes and the Canadian Loan.

Issuance of Common Stock, Preferred Stock and Warrants

On July 10, 2009 we issued the following securities to the UST, Canada Holdings, the New VEBA and MLC (shares in millions):

	Common Stock	Series A Preferred Stock(b)

UST	912	84
Canada Holdings	175	16
New VEBA(a)	263	260
MLC(a)	150	—
	1,500	360
__________

(a)
New VEBA also received a tranche of warrants to acquire 46 million shares of our common stock and MLC received two tranches of warrants, each to acquire 136 million shares of our common stock. Refer to Note 25 to our consolidated financial statements for additional description of warrants.

(b)	Refer to Note 25 to our consolidated financial statements for a description of the Series A Preferred Stock.

Additional Modifications to Pension and Other Postretirement Plans Contingent upon Completion of the 363 Sale

We modified the U.S. hourly pension plan, the U.S. executive retirement plan, the U.S. salaried life plan, the non-UAW hourly retiree medical plan and the U.S. hourly life plan. These modifications became effective upon the completion of the 363 Sale. Refer to Note 18 to our consolidated financial statements for a description of the changes to these plans.

Accounting for the Effects of the Chapter 11 Proceedings and the 363 Sale

ASC 852 is applicable to entities operating under Chapter 11 of the Bankruptcy Code. ASC 852 generally does not affect the application of U.S. GAAP that Old GM followed to prepare the consolidated financial statements, but it does require specific disclosures for transactions and events that were directly related to the Chapter 11 Proceedings and transactions and events that resulted from ongoing operations.

Old GM prepared its consolidated financial statements in accordance with the guidance in ASC 852 in the period June 1, 2009 through July 9, 2009. Revenues, expenses, realized gains and losses, and provisions for losses directly related to the Chapter 11

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Proceedings were recorded in Reorganization gains, net. Reorganization gains, net do not constitute an element of operating loss due to their nature and due to the requirement that they be reported separately. Cash amounts provided by or used in the Chapter 11 Proceedings are separately disclosed in the statement of cash flows.

Effect of Fresh-Start Reporting

The application of fresh-start reporting significantly affected certain assets, liabilities and expenses. As a result, certain financial information at and for any period after July 10, 2009 is not comparable to Old GM's financial information. Therefore, we did not combine certain financial information in the period July 10, 2009 through December 31, 2009 with Old GM's financial information in the period January 1, 2009 through July 9, 2009 for comparison to other periods. For the purpose of the following discussion, we have combined our Total net sales and revenue in the period July 10, 2009 through December 31, 2009 with Old GM's Total net sales and revenue in the period January 1, 2009 through July 9, 2009. Total net sales and revenue was not significantly affected by fresh-start reporting and therefore we combined Automotive Total net sales and revenue data comparing the Total net sales and revenue between years presented.

Total net sales and revenue is primarily comprised of revenue generated from the sales of vehicles, in addition to revenue from OnStar, our customer subscription service, vehicle sales accounted for as operating leases, sales of parts and accessories and GM Financial's loan purchasing and servicing activities.

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

Focus on Chinese Market

We view the Chinese market, the fastest growing global market by volume of vehicles sold, as important to our global growth strategy and are employing a multi-brand strategy, led by our Buick and Chevrolet brands. In the coming years, we plan to increasingly leverage our global architectures to increase the number of nameplates under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the Baojun, Jiefang and Wuling brands. We operate in Chinese markets through a number of joint ventures and maintaining good relations with our joint ventures partners, which are affiliated with the Chinese government, is an important part of our China growth strategy.

The following table summarizes our direct ownership interests in our Chinese joint ventures, collectively referred to as China JVs:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Successor
	December 31, 2011	December 31, 2010
Shanghai General Motors Co., Ltd.(a)	49%	49%
Shanghai GM Norsom Motor Co., Ltd.	25%	25%
Shanghai GM Dong Yue Motors Co., Ltd.	25%	25%
Shanghai GM Dong Yue Powertrain	25%	25%
SAIC-GM-Wuling Automobile Co., Ltd.(b)	44%	44%
FAW-GM Light Duty Commercial Vehicle Co., Ltd.	50%	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%	50%
Shanghai OnStar Telematics Co., Ltd.	40%	40%
Shanghai Chengxin Used Car Operation and Management Co., Ltd.	33%	33%
SAIC General Motors Sales Co., Ltd.	49%
__________

(a)	Ownership interest in SGM was 49% in the period February 1, 2010 through December 31, 2011 and 50% in the month of January 2010.

(b)	Ownership interest in SGMW was 44% in the period November 16, 2010 through December 31, 2010 and 34% in the period January 1, 2010 through November 15, 2010.

The following tables summarize certain key operational and financial data for the China JVs (dollars in millions, vehicles in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Total wholesale vehicles(a)	2,573	2,348	1,824
Market share(b)	13.6%	12.8%	13.3%
Total net sales and revenue	$30,511	$25,395	$18,098
Net income	$3,203	$2,808	$1,636

	December 31, 2011	December 31, 2010
Cash and cash equivalents	$4,679	$5,247
Debt	$106	$61
__________

(a)	Including vehicles exported to markets outside of China.

(b)	Market share for China market.

Automotive Financing Strategy

Our automotive financing strategy centers around ensuring that our dealers and customers have consistently available, transparent and competitive financing options throughout the business and credit cycles.

Historically Ally Financial has provided a majority of the financing for our dealers and a significant portion of the financing for our customers in the U.S., Canada and other major international markets where we operate. Ally Financial historically has been our exclusive financing partner for incentivized retail financing programs in our major markets. Ally Financial continues to provide the majority of the financing needs of our dealers and customers.

The market disruption of 2008 and 2009 highlighted the need to ensure certainty of availability of credit throughout economic cycles in specific segments of the automotive financing market. In the U.S. and Canada we identified leasing and sub-prime lending as underserved areas that could benefit from increased financing sources and competition. In 2009 we partnered with a bank to offer incentivized leasing programs and with GM Financial to offer incentivized sub-prime retail financing in the U.S. We also partnered with a bank to offer incentivized retail financing programs in Canada.

In October 2010 we acquired GM Financial to further bolster our offerings in the leasing and sub-prime financing segments in the U.S. and Canada. We believe that by having our own capabilities in key segments of the market we will be able to achieve more competition and better service from the market, while ensuring certainty of availability through the business cycles.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In April 2011 GM Financial began originating leases for our customers in Canada. Given the importance of leasing and the current lack of availability of leasing offerings to our customers in the Canadian market (due to regulatory restrictions preventing banks and bank holding companies from offering leasing in Canada), we believe having a captive financing offering in Canada is strategically important to our business. GM Financial began originating leases for GM customers in Canada via FinanciaLinx Corporation in April 2011.

We will continue to expand the business of GM Financial in targeted areas, including wholesale lending, that we view as strategic and to otherwise evaluate opportunities in specific segments of the automotive financing market, both in the U.S. and internationally. We expect any expansion of GM Financial or any arrangements with other financing providers will complement our important relationship with Ally Financial.

Restructuring Activities

Restructuring and early retirement programs in Spain, the U.K. and Belgium were essentially completed in 2010 and we also initiated a program in Germany in 2010. Through December 31, 2011 these programs had a total cost of $1.1 billion and affected a total of 6,700 employees and included the closure of the Antwerp, Belgium facility. We expect to incur an additional $0.1 billion, primarily in 2012, to complete these programs, which will affect an additional 500 employees.

We implemented a voluntary separation program in Brazil in the three months ended December 31, 2011. A total of 900 employees participated in the program at a total cost of $0.1 billion. At December 31, 2011 a majority of the 900 employees have left the Company with the remainder expected to leave by March 31, 2012. All charges and liabilities related to this program were recorded in the three months ended December 31, 2011 as employees accepted offers.

Special Attrition Programs, Labor Agreements and Benefit Plan Changes

2011 GM-UAW Labor Agreement

In September 2011 we entered into a collectively bargained labor agreement with the UAW. The agreement covers the wages, hours, benefits and other terms and conditions of employment for our UAW represented employees. The key terms and provisions of the agreement are:

•
Lump sum payments to eligible U.S. hourly employees of $5,000 were paid in October 2011 totaling $0.2 billion. Additional lump sum payments of $1,000 will be paid annually in June of 2012, 2013 and 2014 totaling $0.1 billion. These lump sum payments are being amortized over the four year agreement period.

•	An annual payment of $250 per U.S. hourly employee upon attainment of specific U.S. vehicle quality targets.

•	An increase in wages for certain entry level employees hired on or after October 1, 2007.

•
A cash balance pension plan for entry level employees will be frozen on January 2, 2012 and terminated on June 30, 2012, or as soon as practicable thereafter, subject to required regulatory approvals. Participants in this plan and all employees hired on or after October 1, 2007 will participate in a defined contribution plan when this plan is frozen.

•
A plan which provides legal services to U.S. hourly employees and retirees will be terminated on December 31, 2013. In September 2011 we remeasured this plan resulting in a decrease of $0.3 billion in the other postretirement benefits (OPEB) liability and a pre-tax increase in the prior service credit component of Accumulated other comprehensive income, which will be amortized through December 31, 2013.

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

Canadian Health Care Trust

In October 2011 pursuant to a June 2009 agreement between GMCL and the Canadian Auto Workers Union (CAW) an independent

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Canadian Health Care Trust (HCT) was implemented to provide retiree healthcare benefits to certain active and retired employees. Concurrent with the implementation of the HCT, GMCL was legally released from all obligations associated with the cost of providing retiree healthcare benefits to CAW retirees and surviving spouses by the class action process and to CAW active employees as of June 8, 2009. We accounted for the related termination of CAW hourly retiree healthcare benefits as a settlement, and recorded a gain of $749 million. Refer to Note 18 to our consolidated financial statements for further details regarding the implementation of the HCT.

Pensions

As part of our long-term derisking strategy, changes in the pension portfolio mix resulted in a decrease in the U. S. pension expected weighted-average rate of return on assets from 8.0% in 2011 to 6.5% for the hourly pension plan and 5.7% for the salary pension plan starting on January 1, 2012. GMNA pension income will decline by an estimated $0.8 billion in 2012, due to the reduced expected rate of return on plan assets of $1.4 billion, offset by net decreases to other components of pension expense of $0.6 billion, primarily interest cost.

2009 Special Attrition Programs

In 2009 Old GM announced special attrition programs for eligible UAW represented employees, offering cash and other incentives for individuals who elected to retire or voluntarily terminate employment.

U.S. Salaried Workforce Reductions

In 2009 U.S. salaried workforce reductions were accomplished primarily through a salaried retirement program or through a severance program funded from operating cash flows.

Delphi Benefit Guarantee Agreements

The Delphi Benefit Guarantee Agreements (DBGA) provided contingent benefit guarantees for certain pension and OPEB benefits to certain former U.S. hourly employees that became employees of Delphi. DBGA were affected by the settlement of the Pension Benefit Guarantee Corporation (PBGC) claims from the termination of the Delphi pension plan. We maintained the obligation to provide the difference between the pension benefits paid by the PBGC and those originally guaranteed by Old GM under the DBGA.

U.S. Salaried Benefit Changes

In January 2012 we amended the U.S. salaried pension plan to cease the accrual of additional benefits effective September 30, 2012. Active plan participants will receive additional contributions in the defined contribution plan starting in October 2012.

In 2009 U.S. salaried benefit changes reduced the salaried life benefits and a negative amendment to the U.S. salaried retiree healthcare program reduced coverage and increased cost sharing.

2009 UAW Retiree Settlement Agreement

In 2009 Old GM and the UAW entered into an agreement which permanently shifted responsibility for providing retiree healthcare to the new plan funded by the New VEBA. Under the terms of the agreement, we are released from UAW retiree healthcare claims incurred after December 31, 2009.

At December 31, 2009 we accounted for the termination of our UAW hourly retiree medical plan as a settlement, and recorded a settlement loss of $2.6 billion.

IUE-CWA and USW Settlement Agreement

In September 2009 we entered into a settlement agreement with MLC, The International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers - Communication Workers of America (IUE-CWA) and United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW). The approved settlement agreement resulted in remeasurements of the U.S. hourly defined benefit pension plan, the non-UAW hourly retiree healthcare plan and the U.S. hourly life plan to reflect the terms of the agreement. The settlement agreement was expressly conditioned upon and did not

GENERAL MOTORS COMPANY AND SUBSIDIARIES

become effective until approved by the Bankruptcy Court in MLC's Chapter 11 proceedings, which occurred in November 2009. Several additional unions representing MLC hourly retirees joined the IUE-CWA and USW settlement agreement with respect to healthcare and life insurance. The remeasurement of these plans resulted in a decrease in a contingent liability accrual and an offsetting increase in the projected benefit obligation (PBO) or accumulated postretirement benefit obligation (APBO) of the benefit plan.

2009 CAW Agreement

In March 2009 members of the CAW ratified an agreement intended to reduce costs in Canada through introducing co-payments for healthcare benefits, increasing employee healthcare cost sharing, freezing pension benefits and eliminating cost of living adjustments to pensions for retired hourly workers. The 2009 CAW Agreement was conditioned on Old GM receiving longer term financial support from the Canadian and Ontario governments and those governments agreed to the terms of a loan agreement, approved the GMCL viability plan and provided funding to GMCL. The Canadian hourly defined benefit pension plan was remeasured in June 2009.

The CAW hourly retiree healthcare plan and the CAW retiree life plan were also remeasured in June 2009. Additionally, as a result of the termination of employees from the former Oshawa, Ontario truck facility, GMCL recorded a curtailment gain associated with the CAW hourly retiree healthcare plan.

Venezuelan Exchange Regulations

Our Venezuelan subsidiaries changed their functional currency from Bolivar Fuerte (BsF), the local currency, to the U.S. Dollar, our reporting currency, on January 1, 2010 because of the hyperinflationary status of the Venezuelan economy. In January 2010 there was a devaluation of the Venezuelan currency and establishment of dual fixed exchange rates, an essential rate and a nonessential rate.

In June 2010 the Venezuelan government introduced additional foreign currency exchange control regulations, which imposed restrictions on the use of the parallel foreign currency exchange market, thereby making it more difficult to convert BsF to U.S. Dollars. The restrictions on the foreign currency exchange market affect our Venezuelan subsidiaries' ability to pay non-BsF denominated obligations that do not qualify to be processed by the Venezuela currency exchange agency at the official exchange rates.

Effective January 1, 2011 the BsF was further devalued and the essential rate was eliminated. The devaluation has affected results of operations in 2011 because our Venezuelan subsidiaries no longer realize gains that result from favorable foreign currency exchanges processed by the Venezuela currency exchange agency at the essential rate.

Refer to Note 2 to our consolidated financial statements for additional details regarding amounts pending government approval for settlement and the net assets of our Venezuelan subsidiaries. Refer to “Management's Discussion and Analysis — GM South America - GMSA EBIT (Loss)-Adjusted” for impact of Venezuela exchange restrictions on our operations.

Resolution of Delphi Matters

In October 2009 we consummated the transaction contemplated in the Delphi Master Disposition Agreement (DMDA) with Delphi and other parties. Under the DMDA, we agreed to acquire Nexteer Automotive Corporation (Nexteer) and four domestic facilities that manufacture steering systems and a variety of automotive components, primarily sold to us. We, along with several third party investors (collectively, the Investors), agreed to acquire substantially all of Delphi's remaining assets through Delphi Automotive LLP (New Delphi).

We agreed to acquire, prior to the consummation of the transactions contemplated by the DMDA, all Class A Membership Interests in New Delphi for a cash contribution of $1.7 billion with the Investors acquiring Class B Membership Interests. We and the Investors also agreed to establish: (1) a secured delayed draw term loan facility for New Delphi, with us and the Investors each committing to provide loans of up to $500 million; and (2) a note of $41 million to be funded at closing by the Investors. The DMDA settled outstanding claims and assessments against and from MLC, us and Delphi, including the termination of the master restructuring agreement with limited exceptions, and established an ongoing commercial relationship with New Delphi. We agreed to continue all existing Delphi supply agreements and purchase orders for GMNA to the end of the related product program, and New Delphi agreed to provide us with access rights designed to allow us to operate specific sites on defined triggering events to provide us with protection of supply. Refer to Note 4 to our consolidated financial statements for further details on the acquisition of New Delphi Class A membership interests.

In separate agreements, we, Delphi and the PBGC negotiated the settlement of the PBGC's claims from the termination of the Delphi pension plans and the release of certain liens with the PBGC against Delphi's foreign assets. In return, the PBGC was granted a 100% interest in Class C Membership Interests in New Delphi which provides for the PBGC to participate in predefined equity distributions and received a payment of $70 million from us. We maintain certain obligations relating to Delphi hourly employees to provide the difference between pension benefits paid by the PBGC according to regulation and those originally guaranteed by Old GM under the DBGA.

In March 2011 we sold 100% of our Class A Membership Interests in New Delphi. Refer to Note 10 to our consolidated financial statements for details regarding the sale of our equity interests in New Delphi.

Consolidated Results of Operations
(Dollars in Millions)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Net sales and revenue
Automotive sales and revenue	$148,866	$135,311	$57,474	$47,115
GM Financial revenue	1,410	281	—	—
Total net sales and revenue	150,276	135,592	57,474	47,115
Costs and expenses
Automotive cost of sales	130,386	118,768	56,316	55,814
GM Financial operating and other expenses	785	152	—	—
Automotive selling, general and administrative expense	12,105	11,446	6,006	6,161
Other automotive expenses, net	58	118	15	1,235
Goodwill impairment charges	1,286	—	—	—
Total costs and expenses	144,620	130,484	62,337	63,210
Operating income (loss)	5,656	5,108	(4,863)	(16,095)
Equity in income of and disposition of interest in Ally Financial	—	—	—	1,380
Automotive interest expense	540	1,098	694	5,428
Interest income and other non-operating income, net	851	1,531	375	852
Gain (loss) on extinguishment of debt	18	196	(101)	(1,088)
Reorganization gains, net	—	—	—	128,155
Income (loss) before income taxes and equity income	5,985	5,737	(5,283)	107,776
Income tax expense (benefit)	(110)	672	(1,000)	(1,166)
Equity income, net of tax and gain on disposal of investments	3,192	1,438	497	61
Net income (loss)	9,287	6,503	(3,786)	109,003
Net (income) loss attributable to noncontrolling interests	(97)	(331)	(511)	115
Net income (loss) attributable to stockholders	$9,190	$6,172	$(4,297)	$109,118
Net income (loss) attributable to common stockholders	$7,585	$4,668	$(4,428)	$109,118
Production and Vehicle Sales Volume

Management believes that production volume and vehicle sales data provide meaningful information regarding our automotive operating results. Production volumes manufactured by our assembly facilities are generally aligned with current period net sales and revenue, as we generally recognize revenue upon the release of the vehicle to the carrier responsible for transporting it to a dealer, which is shortly after the completion of production. Vehicle sales data, which includes retail and fleet sales, does not correlate directly to the revenue we recognize during the period. However, vehicle sales data is indicative of the underlying demand for our

GENERAL MOTORS COMPANY AND SUBSIDIARIES

vehicles, and is the basis for our market share.

The tables which summarize production volume and sales of new motor vehicles and competitive position are presented in “Item 1. Business.”

Reconciliation of Consolidated, Automotive and GM Financial Segment Results

Management believes EBIT-adjusted provides meaningful supplemental information regarding our automotive segments' operating results because it excludes interest income, expense and income taxes as well as certain additional amounts. Management does not consider these excluded items when assessing and measuring the operational and financial performance of the organization, its management teams and when making decisions to allocate resources, such as capital investment, among business units and for internal reporting and as part of its forecasting and budgeting processes. Such adjustments include impairment charges related to goodwill and certain investments, gains or losses on the settlement/extinguishment of obligations and gains or losses on the sale of non-core investments. Management believes this measure allows it to readily view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions. We believe EBIT-adjusted is useful in allowing for greater transparency of our core operations and are therefore used by management in its financial and operational decision-making.

While management believes that EBIT-adjusted provides useful information, it is not an operating measure under U.S. GAAP, and there are limitations associated with its use. Our calculation of EBIT-adjusted may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of EBIT-adjusted has limitations and should not be considered in isolation from, or as a substitute for, other measures such as Net income (loss) or Net income (loss) attributable to stockholders. Due to these limitations, EBIT-adjusted is used as a supplement to U.S. GAAP measures.

Management believes income before income taxes provides meaningful supplemental information regarding GM Financial's operating results. GM Financial uses a separate measure from our automotive operations because management believes interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. EBIT-adjusted is not presented for the period January 1, 2009 through July 9, 2009 as Old GM did not identify adjustments to EBIT during this period.

The following tables summarize the reconciliation of our automotive segments EBIT-adjusted and GM Financial's income before income taxes to Net income (loss) attributable to stockholders and provides supplemental detail of the adjustments (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Successor						Predecessor
	Year Ended December 31, 2011		Year Ended December 31, 2010		July 10, 2009 Through December 31, 2009		January 1, 2009 Through July 9, 2009
Automotive
EBIT-adjusted
GMNA(a)	$7,194	93.6%	$5,688	82.4%	$(2,065)	130.3%	$(11,092)	(9.8)%
GME(a)	(747)	(9.7)%	(1,953)	(28.3)%	(814)	51.4%	(2,815)	(2.5)%
GMIO(a)	1,897	24.7%	2,262	32.8%	789	(49.8)%	(486)	(0.4)%
GMSA(a)	(122)	(1.6)%	818	11.9%	417	(26.3)%	(454)	(0.4)%
Corporate and eliminations(b)	(540)	(7.0)%	86	1.2%	88	(5.6)%	128,044	113.1%
Total automotive EBIT-adjusted	7,682	100.0%	6,901	100.0%	(1,585)	100.0%	113,197	100.0%
Adjustments	861		447		(3,202)		—
Corporate interest income	455		465		184		183
Automotive interest expense	540		1,098		694		5,428
Automotive Financing
GM Financial income before income taxes	622		129
Consolidated Income Taxes
Income tax expense (benefit)	(110)		672		(1,000)		(1,166)
Net income (loss) attributable to stockholders	$9,190		$6,172		$(4,297)		$109,118
__________

(a)
Our automotive operations interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our automotive operating segments between EBIT-adjusted and Net income (loss) attributable to stockholders.

(b)	Includes Reorganization gains, net of $128.2 billion in the period January 1, 2009 through July 9, 2009.

	Successor
	Year Ended December 31, 2011
	GMNA	GME	GMIO	GMSA	Corporate	Total
Gain on sale of our New Delphi Class A Membership Interests	$1,645	$—	$—	$—	$—	$1,645
Goodwill impairment charges	—	(1,016)	(258)	—	—	(1,274)
Gain related to HCT settlement	749	—	—	—	—	749
Impairment related to Ally Financial common stock	—	—	—	—	(555)	(555)
Gain on sale of Ally Financial preferred stock	—	—	—	—	339	339
Charges related to HKJV	—	—	(106)	—	—	(106)
Gain on extinguishment of debt	—	—	—	63	—	63
Total adjustments	$2,394	$(1,016)	$(364)	$63	$(216)	$861

	Successor
	Year Ended December 31, 2010
	GMNA	GME	GMIO	GMSA	Corporate	Total
Gain on extinguishment of the VEBA Notes	$—	$—	$—	$—	$198	$198
Gain on sale of Saab	—	123	—	—	—	123
Gain on acquisition of GMS	—	66	—	—	—	66
Gain on sale of Nexteer	60	—	—	—	—	60
Total adjustments	$60	$189	$—	$—	$198	$447

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Successor
	July 10, 2009 Through December 31, 2009
	GMNA	GME	GMIO	GMSA	Corporate	Total
UAW OPEB health care settlement loss	$(2,571)	$—	$—	$—	$—	$(2,571)
Impairment related to Ally Financial common stock	—	—	—	—	(270)	(270)
Charges related to Delphi	(83)	—	—	—	(177)	(260)
Loss on extinguishment of debt	(101)	—	—	—	—	(101)
Total adjustments	$(2,755)	$—	$—	$—	$(447)	$(3,202)

Total Net Sales and Revenue
(Dollars in Millions)

	Successor		Combined GM and Old GM	Successor	Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	July 10, 2009 Through December 31 2009	January 1, 2009 Through July 9, 2009	Year Ended 2011 vs. 2010 Change		Year Ended 2010 vs. 2009 Change
						Amount	%	Amount	%
GMNA	$90,233	$83,035	$56,617	$32,426	$24,191	$7,198	8.7%	$26,418	46.7%
GME	26,757	24,076	24,031	11,479	12,552	2,681	11.1%	45	0.2%
GMIO	24,761	20,561	14,345	8,127	6,218	4,200	20.4%	6,216	43.3%
GMSA	16,877	15,379	13,135	7,399	5,736	1,498	9.7%	2,244	17.1%
GM Financial	1,410	281				1,129	n.m.	281	n.m.
Total operating segments	160,038	143,332	108,128	59,431	48,697	16,706	11.7%	35,204	32.6%
Corporate and eliminations	(9,762)	(7,740)	(3,539)	(1,957)	(1,582)	(2,022)	(26.1)%	(4,201)	(118.7)%
Total net sales and revenue	$150,276	$135,592	$104,589	$57,474	$47,115	$14,684	10.8%	$31,003	29.6%
__________
n.m. = not meaningful

In the year ended December 31, 2011 Total net sales and revenue increased by $14.7 billion (or 10.8%) due primarily to: (1) increased wholesale volumes of $8.6 billion representing 403,000 vehicles; (2) net foreign currency translation and remeasurement gains of $2.6 billion due to the strengthening of major currencies against the U.S. Dollar; (3) favorable vehicle pricing effect of $1.6 billion due to model year price increases and reduced sales allowances; (4) increased finance income of $1.1 billion due to the acquisition of GM Financial; (5) increased revenues from powertrain and parts sales of $1.1 billion due to increased volumes; (6) favorable vehicle mix of $0.6 billion; and (7) increased revenue of $0.4 billion due to the acquisition of General Motors Strasbourg S.A.S. (GMS); partially offset by (8) decreased revenue of $1.0 billion due to the sale of Nexteer in November 2010.

In the year ended December 31, 2010 Total net sales and revenue increased by $31.0 billion (or 29.6%) due primarily to: (1) increased wholesale sales volume of $21.8 billion representing 1.1 million vehicles; (2) favorable vehicle pricing effect of $3.7 billion; (3) favorable vehicle mix of $2.6 billion; (4) net foreign currency translation and remeasurement gains of $1.8 billion; (5) increased sales of $1.0 billion due to the acquisition of Nexteer and four domestic component manufacturing facilities; (6) derivative losses of $0.8 billion in 2009 that did not recur in 2010; (7) increased revenues from OnStar of $0.3 billion; and (8) finance charge income of $0.3 billion due to the acquisition of AmeriCredit Corp. (AmeriCredit); partially offset by (9) devaluation of the BsF of $0.9 billion; and (10) decreased lease financing revenues of $0.3 billion related to the liquidation of the portfolio of automotive leases.

Automotive Cost of Sales

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended 2011 vs. 2010 Change
					Amount	%
Automotive cost of sales	$130,386	$118,768	$56,316	$55,814	$11,618	9.8%
Automotive gross margin	$18,480	$16,543	$1,158	$(8,699)	$1,937	11.7%

GM

The most significant element of our Automotive cost of sales is material cost which makes up approximately two-thirds of the total amount. The remaining portion includes labor costs, depreciation and amortization, engineering, and policy, warranty and recall campaigns.

In the year ended December 31, 2011 Automotive cost of sales increased by $11.6 billion (or 9.8%), in line with Total net sales and revenue, due primarily to: (1) increased costs related to wholesale volume increases of $6.3 billion; (2) net foreign currency translation, remeasurement and transaction losses of $2.4 billion due to the strengthening of major currencies against the U.S. Dollar; (3) unfavorable vehicle mix of $2.3 billion; (4) increased material, freight and manufacturing costs of $1.7 billion due to higher commodity prices and to support new vehicle launches; (5) increased costs of $0.8 billion related to powertrain and parts sales; (6) increased engineering costs of $0.7 billion to support new product development; (7) revisions to restructuring reserves of $0.4 billion related to higher than planned employee utilization in 2010 which did not recur in 2011; and (8) increased costs of $0.3 billion due to the acquisition of GMS; partially offset by (9) decreased costs of $0.9 billion due to the sale of Nexteer in November 2010; (10) decreased depreciation and amortization expense of $0.8 billion related to the amortization of technology intangibles and impairment charges for long-lived assets; (11) a gain of $0.7 billion related to the settlement of the HCT in 2011; (12) decreased restructuring charges of $0.5 billion related to our European operations; and (13) increased net pension and OPEB income of $0.3 billion due to plan remeasurements.

In the year ended December 31, 2010 Automotive cost of sales included: (1) net restructuring charges of $0.6 billion; (2) net foreign currency translation and remeasurement losses of $0.4 billion; (3) charges of $0.2 billion for a recall campaign on windshield fluid heaters; and (4) impairment charges related to long-lived assets of $0.2 billion; partially offset by (5) net foreign currency transaction gains of $0.2 billion.

In the period July 10, 2009 through December 31, 2009 Automotive cost of sales included: (1) a settlement loss of $2.6 billion related to the termination of our UAW hourly retiree medical plan; (2) net foreign currency translation and remeasurement losses of $0.8 billion; partially offset by (3) favorable adjustments of $1.3 billion due to the sell through of inventory acquired from Old GM at July 10, 2009; and (4) net foreign currency transaction gains of $0.1 billion.

As required under U.S. GAAP, the acquired inventory from Old GM on July 10, 2009 was recorded at fair value as of the acquisition date using a market participant approach, which for work in process and finished goods inventory considered the estimated selling price of the inventory less the costs a market participant would incur to complete, sell and dispose of the inventory, which may be different than our costs, and the profit margin required for its completion and disposal effort.

Old GM

In the period January 1, 2009 through July 9, 2009 Automotive cost of sales included: (1) incremental depreciation charges of $2.8 billion; (2) net restructuring charges of $1.6 billion; (3) a curtailment loss of $1.4 billion upon the interim remeasurement of the U.S. hourly defined benefit pension plans; (4) charges of $0.8 billion related to the deconsolidation of Saab; (5) net foreign currency remeasurement losses of $0.7 billion; (6) impairment charges related to long-lived assets of $0.6 billion; (7) derivative losses of $0.5 billion related to commodity and foreign currency exchange derivatives; (8) net foreign currency transaction losses of $0.3 billion; and (9) charges of $0.3 billion related to obligations associated with various Delphi agreements.

In the period January 1, 2009 through July 9, 2009 negative gross margin reflected sales volumes at historically low levels and Automotive cost of sales, including costs that are fixed in nature, exceeding Total net sales and revenue.

Automotive Selling, General and Administrative Expense

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended 2011 vs. 2010 Change
					Amount	%
Automotive selling, general and administrative expense	$12,105	$11,446	$6,006	$6,161	$659	5.8%

GM

In the year ended December 31, 2011 Automotive selling, general and administrative expense increased by $0.7 billion (or 5.8%) due primarily to: (1) increased advertising and sales promotion expenses of $0.5 billion to support media campaigns and new product launches; (2) net foreign exchange translation and remeasurement losses of $0.2 billion due to the strengthening of major currencies against the U.S. Dollar; and (3) charges of $0.1 billion related to a single customer's default under various commercial supply agreements; partially offset by (4) legal and other expenses of $0.1 billion primarily related to dealer litigation in 2010 which did not recur in 2011.

In the year ended December 31, 2010 Automotive selling, general and administrative expense included: (1) advertising and sales promotion expenses of $5.1 billion to support media campaigns for our products; (2) administrative expenses of $4.4 billion; and (3) selling and marketing expenses primarily related to dealerships of $1.4 billion.

In the period July 10, 2009 through December 31, 2009 Automotive selling, general and administrative expense included: (1) administrative expenses of $2.6 billion; (2) advertising and sales promotion expenses of $2.5 billion to support media campaigns for our products; and (3) selling and marketing expenses primarily related to dealerships of $1.0 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 Automotive selling, general and administrative expense included: (1) charges of $0.5 billion recorded for dealer wind-down costs; and (2) a curtailment loss of $0.3 billion related to the interim remeasurement of the U.S. salary defined benefit pension plan; partially offset by (3) positive effects of various cost savings initiatives, the cancellation of certain sales and promotion contracts as a result of the Chapter 11 Proceedings in the U.S. and overall reductions in advertising and marketing expenditures.

Other Automotive Expenses, net

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended 2011 vs. 2010 Change
					Amount	%
Other automotive expenses, net	$58	$118	$15	$1,235	$(60)	(50.8)%

GM

In the year ended December 31, 2011 Other automotive expenses, net was insignificant.

In the year ended December 31, 2010 Other automotive expenses, net included depreciation expense of $0.1 billion related to our portfolio of automotive retail leases.

In the period July 10, 2009 through December 31, 2009 Other automotive expenses, net included: (1) depreciation expense and realized losses of $89 million related to the portfolio of automotive retail leases; (2) pension management expenses of $38 million; partially offset by (3) gains for changes in liabilities related to Saab of $60 million; and (4) recovery of amounts written off of $51 million related to the portfolio of automotive retail leases.

Old GM

In the period January 1, 2009 through July 9, 2009 Other automotive expenses, net included: (1) charges of $0.8 billion primarily related to the deconsolidation of Saab; (2) charges of $0.2 billion related to Delphi; and (3) depreciation expense of $0.1 billion

GENERAL MOTORS COMPANY AND SUBSIDIARIES

related to the portfolio of automotive retail leases.

Equity in Income of and Disposition of Interest in Ally Financial

Old GM

In the period January 1, 2009 through July 9, 2009 Equity in income of and disposition of interest in Ally Financial of $1.4 billion included: (1) gain of $2.5 billion recorded on the UST's conversion of the loan from the UST to purchase membership interests in Ally Financial (UST Ally Financial Loan) for Class B Membership Interests in Ally Financial; partially offset by (2) Old GM's proportionate share of Ally Financial's loss from operations on $1.1 billion.

Goodwill Impairment Charges

Goodwill impairment charges increased by $1.3 billion as we recorded charges of $1.0 billion and $0.3 billion in GME and GMIO. Refer to Note 12 to our consolidated financial statements for additional information related to our Goodwill impairment charges.

Automotive Interest Expense

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended 2011 vs. 2010 Change
					Amount	%
Automotive interest expense	$540	$1,098	$694	$5,428	$(558)	(50.8)%

GM

In the year ended December 31, 2011 Automotive interest expense decreased by $0.6 billion (or 50.8%) due primarily to: (1) decreased interest expense related to the UST Credit Agreement, Canadian Loan and VEBA Notes of $0.3 billion in 2010 which did not recur in 2011; and (2) decreased interest expense related to obligations with Ally Financial of $0.2 billion in 2010.

In the year ended December 31, 2010 Automotive interest expense included: (1) interest expense related to the UST Credit Agreement, Canadian Loan and VEBA Notes of $0.3 billion; (2) interest expense on obligations due to Ally Financial of $0.2 billion; and (3) interest expense on other debt obligations of $0.6 billion, which included amortization of debt discounts of $0.2 billion.

In the period July 10, 2009 through December 31, 2009 Automotive interest expense included: (1) interest expense related to the UST Credit Agreement and Canadian Loan of $0.3 billion; (2) interest expense on obligations due to Ally Financial of $0.1 billion; and (3) interest expense on other debt obligations of $0.3 billion, which included amortization of debt discounts of $0.1 billion.

Old GM

In the period January 1, 2009 through July 9, Automotive interest expense included: (1) discount amortization related to the UST Loan Agreement and DIP Facility of $3.6 billion; (2) interest expense related to the UST Loan Agreement and DIP Facility of $0.4 billion; (3) interest expense related to the EDC Loan Facility of $0.2 billion; and (4) interest expense on other obligations of $1.2 billion related to Old GM's debt obligations including unsecured and contingent convertible debt obligations. Old GM ceased accruing and paying interest on most of its unsecured U.S. and foreign denominated debt on June 1, 2009 as a result of its Chapter 11 Proceedings.

Interest Income and Other Non-Operating Income, net

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended 2011 vs. 2010 Change
					Amount	%
Interest income and other non-operating income, net	$851	$1,531	$375	$852	$(680)	(44.4)%

GM

In the year ended December 31, 2011 Interest income and other non-operating income, net decreased by $0.7 billion (or 44.4%) due primarily to: (1) an impairment charge of $0.6 billion related to our investment in Ally Financial common stock; (2) reversal of the liability related to Adjustment Shares of $0.2 billion in 2010 which did not recur in 2011; (3) gains on the sale of Saab and Nexteer of $0.2 billion in 2010 which did not recur in 2011; and (4) a gain on the acquisition of GMS of $0.1 in 2010 which did not recur in 2011; partially offset by (5) a gain of $0.3 billion related to the sale of our Ally Financial preferred stock.

In the year ended December 31, 2010 Interest income and other non-operating income, net included; (1) interest income earned from investments of $0.5 billion; (2) dividends and royalties of $0.2 billion; (3) rental income of $0.2 billion; (4) reversal of the liability related to the Adjustment Shares of $0.2 billion; (5) gain on sale of Saab and Nexteer of $0.2 billion; (6) gain on bargain purchase and the fair value of the recognizable assets acquired and liabilities assumed of $0.1 billion related to the acquisition of GMS; (7) gains on derivatives of $0.1 billion; and (8) Ally Financial exclusivity fee of $0.1 billion.

In the period July 10, 2009 through December 31, 2009 Interest income and other non-operating income, net included: (1) gains on derivatives of $0.3 billion; (2) interest income earned from investments of $0.2 billion; (3) rental and royalty income of $0.2 billion; partially offset by (4) liability recorded related to the Adjustment Shares of $0.2 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 Interest income and other non-operating income, net included: (1) interest income earned from investments of $0.2 billion; (2) gains on derivatives of $0.2 billion related to the return of warrants issued to the UST; (3) rental and royalty income of $0.2 billion; (4) gains on foreign currency exchange derivatives of $0.1 billion; (5) dividends on the investment in Ally Financial Preferred Membership Interests of $0.1 billion; and (6) Ally Financial exclusivity fee income of $0.1 billion.

Gain (Loss) on Extinguishment of Debt

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended 2011 vs. 2010 Change
					Amount	%
Gain (loss) on extinguishment of debt	$18	$196	$(101)	$(1,088)	$(178)	(90.8)%

GM

In the year ended December 31, 2010 Gain on extinguishment of debt included a gain of $0.2 billion resulting from our repayment of the outstanding amount of VEBA Notes of $2.8 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 Loss on extinguishment of debt included a loss of $2.0 billion related to the UST exercising its option to convert outstanding amounts of the UST Ally Financial Loan into shares of Ally Financial's Class B Common Membership Interests; partially offset by a gain on extinguishment of debt of $0.9 billion related to an amendment to Old GM's U.S. term loan.

Reorganization gains, net

Old GM

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the period January 1, 2009 through July 9, 2009 Reorganization gains, net of $128.2 billion included: (1) the gain on conversion of debt of $37.5 billion; (2) the change in net assets resulting from the application of fresh-start reporting of $33.8 billion; (3) the gain from the settlement of net liabilities retained by MLC of $25.2 billion; and (4) the fair value of Series A Preferred stock, common shares and warrants issued in connection with the 363 Sale of $20.5 billion.

Income Tax Expense (Benefit)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended 2011 vs. 2010 Change
					Amount	%
Income tax expense (benefit)	$(110)	$672	$(1,000)	$(1,166)	$(782)	n.m.
__________
n.m. = not meaningful

GM

In the year ended December 31, 2011 Income tax benefit of $0.1 billion decreased by $0.8 billion compared to Income tax expense of $0.7 billion in 2010 due primarily to: (1) a $0.5 billion valuation allowance reversal in Australia; and (2) an increase in recognition of previously unrecognized tax benefits of $0.2 billion which included reductions to interest expense and associated valuation allowances.

In the year ended December 31, 2010 Income tax expense primarily resulted from current and deferred income tax provisions of $0.6 billion for profitable entities without valuation allowances, withholding taxes and taxable foreign exchange gains in Venezuela of $0.3 billion, partially offset by settlement of uncertain tax positions and reversal of valuation allowances of $0.3 billion.

In the period July 10, 2009 through December 31, 2009 Income tax benefit primarily resulted from a $1.4 billion income tax allocation between income (loss) from operations and Other comprehensive income (loss), partially offset by income tax provisions of $0.3 billion for profitable entities without valuation allowances. Our U.S. operations incurred losses from operations with no income tax benefit due to full valuation allowances against our U.S. deferred tax assets, and we had Other comprehensive income, due primarily to remeasurement gains on our U.S. pension plans. We recorded income tax expense related to the remeasurement gains in Other comprehensive income and allocated income tax benefit to operations.

Old GM

In the period January 1, 2009 through July 9, 2009 Income tax benefit primarily resulted from the reversal of valuation allowances of $0.7 billion related to Reorganization gains, net and the resolution of a transfer pricing matter of $0.7 billion with the U.S. and Canadian governments, partially offset by income tax provisions for profitable entities without valuation allowances.

Equity Income, Net of Tax and Gain on Disposal of Investments

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended 2011 vs. 2010 Change
					Amount	%
China JVs	$1,511	$1,297	$460	$300	$214	16.5%
New Delphi (including gain on disposition)	1,727	117	(1)	—	1,610	n.m.
Others	(46)	24	38	(239)	(70)	n.m.
Total equity income, net of tax and gain on disposal of investments	$3,192	$1,438	$497	$61	$1,754	122.0%
__________
n.m. = not meaningful

GM

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2011 Equity income, net of tax and gain on disposal of investments increased by $1.8 billion (or 122.0%) due primarily to a gain of $1.6 billion related to the sale of our New Delphi Class A Membership Interests and increased equity income related to our China JVs of $0.2 billion.

In the year ended December 31, 2010 Equity income, net of tax and gain on disposal of investments included equity income of $1.3 billion related to our China JVs and equity income of $0.1 billion related to New Delphi.

In the period July 10, 2009 through December 31, 2009 Equity income, net of tax and gain on disposal of investments included equity income of $0.5 billion related to our China JVs.

Old GM

In the period January 1, 2009 through July 9, 2009 Equity income, net of tax and gain on disposal of investments included equity income of $0.3 billion related to our China JVs, partially offset by equity losses of $0.2 billion primarily related to impairment charges and our proportionate share of losses at other joint ventures.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Changes in Consolidated Financial Condition
(Dollars in Millions, Except Share Amounts)

	Successor
	December 31, 2011	December 31, 2010
ASSETS
Automotive Current Assets
Cash and cash equivalents	$15,499	$21,061
Marketable securities	16,148	5,555
Restricted cash and marketable securities	206	1,240
Accounts and notes receivable (net of allowance of $331 and $252)	9,949	8,699
Inventories	14,324	12,125
Equipment on operating leases, net	2,464	2,568
Other current assets and deferred income taxes	1,657	1,805
Total current assets	60,247	53,053
Automotive Non-current Assets
Restricted cash and marketable securities	912	1,160
Equity in net assets of nonconsolidated affiliates	6,790	8,529
Property, net	22,957	19,235
Goodwill	27,741	30,513
Intangible assets, net	10,013	11,882
Other assets and deferred income taxes	2,900	3,594
Total non-current assets	71,313	74,913
Total Automotive Assets	131,560	127,966
GM Financial Assets
Finance receivables, net	9,162	8,197
Restricted cash	1,115	1,090
Goodwill	1,278	1,265
Other assets	1,488	380
Total GM Financial Assets	13,043	10,932
Total Assets	$144,603	$138,898
LIABILITIES AND EQUITY
Automotive Current Liabilities
Accounts payable (principally trade)	$24,494	$21,497
Short-term debt and current portion of long-term debt	1,682	1,616
Accrued liabilities	22,756	24,044
Total current liabilities	48,932	47,157
Automotive Non-current Liabilities
Long-term debt	3,613	3,014
Postretirement benefits other than pensions	6,836	9,294
Pensions	25,075	21,894
Other liabilities and deferred income taxes	12,336	13,021
Total non-current liabilities	47,860	47,223
Total Automotive Liabilities	96,792	94,380
GM Financial Liabilities
Securitization notes payable	6,938	6,128
Credit facilities	1,099	832
Other liabilities	783	399
Total GM Financial Liabilities	8,820	7,359
Total Liabilities	105,612	101,739
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at December 31, 2011 and 2010)	5,536	5,536
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at December 31, 2011 and 2010)	4,855	4,855
Common stock, $0.01 par value (5,000,000,000 shares authorized and 1,564,727,289 shares and 1,500,136,998 shares issued and outstanding at December 31, 2011 and 2010)	16	15
Capital surplus (principally additional paid-in capital)	26,391	24,257
Retained earnings	7,183	266
Accumulated other comprehensive income (loss)	(5,861)	1,251
Total stockholders’ equity	38,120	36,180
Noncontrolling interests	871	979
Total Equity	38,991	37,159
Total Liabilities and Equity	$144,603	$138,898

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive

Current Assets

Marketable securities increased by $10.6 billion (or 190.7%) due to our improved liquidity primarily related to positive operating cash flows and proceeds received from the sale of our investments in New Delphi and Ally Financial.

Restricted cash and marketable securities decreased by $1.0 billion (or 83.4%) due primarily to the release of restricted cash escrow funds of $1.0 billion, of which $0.8 billion was used to fund a payment to the HCT and the $0.2 billion remaining funds held in escrow were no longer subject to restrictions and released to us.

Accounts and notes receivable increased by $1.3 billion (or 14.4%) due primarily to: (1) the termination and modification of wholesale advance agreements with Ally Financial in GMNA, which provided for accelerated receipt of payment on dealer sales financed through Ally Financial of $1.1 billion; and (2) increase of $0.2 billion due to increased sales volume.

Inventories increased by $2.2 billion (or 18.1%) due primarily to: (1) increased raw materials and finished products of $2.4 billion in anticipation of forecasted demand, new product launches and vehicles returned from lease and not yet sold at auction; partially offset by (2) net foreign currency translation of $0.4 billion due to the weakening of major currencies against the U.S. Dollar.

Non-Current Assets

Equity in net assets of nonconsolidated affiliates decreased by $1.7 billion (or 20.4%) due primarily to: (1) a decrease of $2.0 billion resulting from the sale of our interest in New Delphi; and (2) dividends declared in 2011 of $1.4 billion primarily by the China JVs; partially offset by (3) equity income of $1.5 billion related to our China JVs.

Property, net increased by $3.7 billion (or 19.4%) due primarily to: (1) capital expenditures of $7.8 billion; and (2) new capital leases of $0.4 billion; partially offset by (3) depreciation of $3.7 billion; (4) net foreign currency translation of $0.5 billion due to the weakening of major currencies against the U.S. Dollar; (5) decreases of $0.2 billion associated with disposals; and (6) decreases of $0.1 billion associated with the deconsolidation of VM Motori (VMM).

Goodwill decreased by $2.8 billion (or 9.1%) due primarily to: (1) impairment charges of $1.5 billion in GME recorded in retained earnings; and (2) impairment charges of $1.3 billion in GME and GMIO.

Intangible assets, net decreased by $1.9 billion (or 15.7%) due primarily to: (1) amortization of $1.8 billion; and (2) net foreign currency translation of $0.1 billion due to the weakening of major currencies against the U.S. Dollar.

Other assets and deferred income taxes decreased by $0.7 billion (or 19.3%) due primarily to: (1) the sale of our investment in Ally Financial preferred stock of $0.7 billion; and (2) the impairment of our investment in Ally Financial common stock of $0.6 billion; partially offset by (3) an increase in net deferred tax assets of $0.2 billion; and (4) an increase in derivative assets of $0.1 billion.

Current Liabilities

Accounts payable increased by $3.0 billion (or 13.9%) due primarily to: (1) higher payables of $1.9 billion for materials due to increased production volumes and higher production costs; (2) an increase in accounts payable for capital projects of $1.4 billion as we prepare for new vehicle launches; and (3) an increase in engineering and product development payables of $0.1 billion; partially offset by (4) net foreign currency translation of $0.8 billion due to the weakening of major currencies against the U.S. Dollar.

Short-term debt and current portion of long-term debt increased by $0.1 billion (or 4.1%) due primarily to: (1) reclassifications from long-term debt to short-term debt for payments to be made in the next 12 months of $1.0 billion; and (2) net increases to short-term facilities with original maturities less than 90 days of $0.1 billion; partially offset by (3) payments on debt of $1.1 billion.

Non-Current Liabilities

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Long-term debt increased by $0.6 billion (or 19.9%) due primarily to: (1) issuance of notes to the HCT of $1.1 billion; (2) net increases to capital leases of $0.3 billion; and (3) amortization of debt discounts of $0.2 billion; partially offset by (4) reclassifications of long-term debt to short-term debt for payments to be made in the next 12 months of $1.0 billion.

Postretirement benefits other than pensions liability decreased by $2.5 billion (or 26.4%) primarily in GMNA due to: (1) settlement of the CAW retiree healthcare liability of $2.9 billion; (2) benefit payments of $0.6 billion; and (3) remeasurement of a U.S. hourly legal service plan of $0.3 billion; partially offset by (4) actuarial losses primarily from discount rate decreases of $0.9 billion; and (5) service and interest costs of $0.5 billion.

Pension liabilities increased by $3.2 billion (or 14.5%) due primarily to: (1) net actuarial losses of $10.0 billion; partially offset by (2) gains from asset returns greater than expected of $3.3 billion related to U.S. plans; (3) contributions and benefits payments of $2.8 billion, including contributions of common stock to our U.S. hourly and salaried pension plans of $1.9 billion; (4) expected return on assets in excess of service and interest costs of $0.5 billion; and (5) net foreign currency translation of $0.2 billion due to the weakening of major currencies against the U.S. Dollar.

Automotive Financing

Total GM Financial Assets

Finance receivables, net increased by $1.0 billion (or 11.8%) due primarily to new loan originations of $5.1 billion partially offset by principal collections, gross charge offs and the change in the carrying amount adjustment on pre-acquisition receivables of $4.0 billion.

Other assets increased by $1.1 billion (or 291.6%) due primarily to an increase in new leased vehicles of $0.7 billion and an increase in cash and cash equivalents of $0.4 billion.

Total GM Financial Liabilities

Securitization notes payable increased by $0.8 billion (or 13.2%) due primarily to the issuance of new securitization notes payable of $4.6 billion partially offset by a normal principal amortization of $3.7 billion.

Credit facilities increased by $0.3 billion (or 32.1%) due primarily to higher utilization of the credit facilities as a result of an increase in loan and lease originations.

Other liabilities increased by $0.4 billion (or 96.2%) due primarily to the issuance of 6.75% senior notes of $0.5 billion in June 2011.

GM North America
(Dollars in Millions)

	Successor		Combined GM and Old GM	Successor	Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended 2011 vs. 2010 Change		Year Ended 2010 vs. 2009 Change
						Amount	%	Amount	%
Total net sales and revenue	$90,233	$83,035	$56,617	$32,426	$24,191	$7,198	8.7%	$26,418	46.7%
EBIT (loss)-adjusted	$7,194	$5,688		$(2,065)	$(11,092)	$1,506	26.5%

GMNA Total Net Sales and Revenue

In the year ended December 31, 2011 Total net sales and revenue increased by $7.2 billion (or 8.7%) due primarily to: (1) increased wholesale volumes of $7.3 billion representing 299,000 vehicles (or 10.3%) due to increased industry demand and successful recent vehicle launches such as the Chevrolet Cruze, Chevrolet Equinox and GMC Terrain; (2) favorable vehicle pricing of $1.1 billion; (3) increased revenues from Customer Care and Aftersales of $0.4 billion due to increased volumes; and (4) favorable net foreign currency remeasurement of $0.3 billion due to the strengthening of the Canadian Dollar against the U.S. Dollar; partially offset by (5) unfavorable vehicle mix of $1.1 billion; and (6) decreased revenue of $1.0 billion due to the sale of Nexteer in November 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2010 Total net sales and revenue increased by $26.4 billion (or 46.7%) due primarily to: (1) increased wholesale volumes of $19.8 billion representing 873,000 vehicles (or 42.7%) due to an improving economy and successful recent vehicle launches of the Chevrolet Equinox, Chevrolet Cruze, GMC Terrain, Buick LaCrosse and Cadillac SRX; (2) favorable pricing of $2.9 billion due to decreased sales allowances partially offset by less favorable adjustments in the U.S. to the accrual for U.S. residual support programs for leased vehicles of $0.4 billion (favorable of $0.7 billion in the year ended December 31, 2010 compared to favorable of $1.1 billion in 2009); (3) favorable vehicle mix of $1.6 billion due to increased crossover and truck sales; (4) increased sales of $1.0 billion due to the acquisition of Nexteer and four domestic component manufacturing facilities; (5) favorable net foreign currency remeasurement of $0.8 billion due to the strengthening of the Canadian Dollar against the U.S. Dollar; and (6) increased revenues from OnStar of $0.3 billion due to increased volumes.

GMNA EBIT (Loss)-Adjusted

In the year ended December 31, 2011 EBIT-adjusted increased by $1.5 billion (or 26.5%) due primarily to: (1) increased net wholesale volumes of $1.9 billion due to increased industry demand and successful recent vehicle launches; (2) favorable vehicle pricing effect of $1.1 billion; (3) decreased amortization expense of $0.7 billion due to the effect of double-declining amortization of technology intangibles which were recorded on July 10, 2009 and impairment charges for long-lived assets in 2010; (4) favorable foreign currency remeasurement of $0.5 billion due to the weakening of the Canadian Dollar against the U.S. Dollar; and (5) increase in net pension and OPEB income of $0.3 billion due to December 31, 2010 plan remeasurements; partially offset by (6) unfavorable net vehicle mix of $1.8 billion; (7) increased engineering expense and other technology fees of $0.5 billion to support new product development; (8) increased material prices and freight of $0.4 billion; and (9) reduction in favorable adjustments of $0.4 billion to restructuring reserves due to increased production capacity utilization and revisions to productivity initiatives in 2010.

In the year ended December 31, 2010 EBIT-adjusted was $5.7 billion and included: (1) favorable adjustments of $0.4 billion to restructuring reserves due primarily to increased production capacity utilization, which resulted in the recall of idled employees to fill added shifts at multiple U.S. production sites and revisions to productivity initiatives; offset by (2) advertising and sales promotion expenses of $3.4 billion to support media campaigns for our products; (3) administrative expenses of $2.0 billion; (4) selling and marketing expenses of $0.6 billion related to our dealerships; (5) foreign currency remeasurement losses of $0.5 billion due to the strengthening of the Canadian Dollar against the U.S. Dollar; (6) charges of $0.2 billion for a recall campaign on windshield fluid heaters; and (7) impairment charges related to long-lived assets of $0.2 billion.

In the period July 10, 2009 through December 31, 2009 EBIT-adjusted was a loss of $2.1 billion and included: (1) foreign currency remeasurement losses of $1.3 billion due to the strengthening of the Canadian Dollar against the U.S. Dollar; (2) charges of $0.3 billion related to dealer wind-down costs for our Saturn dealers after plans to sell the Saturn brand and dealerships network were terminated; partially offset by (3) favorable adjustments in Automotive cost of sales of $0.7 billion due to the sell through of inventory acquired from Old GM at July 10, 2009.

Old GM

In the period January 1, 2009 through July 9, 2009 EBIT-adjusted was a loss of $11.1 billion and included: (1) incremental depreciation charges of $2.1 billion for facilities included in GMNA's restructuring activities and for certain facilities that MLC retained; (2) curtailment loss of $1.7 billion upon the interim remeasurement of the U.S. hourly and U.S. salaried defined benefit pension plans as a result of the 2009 Special Attrition Programs and salaried workforce reductions; (3) U.S. hourly and salary separation program charges and Canadian restructuring activities of $1.1 billion; (4) foreign currency remeasurement losses of $0.7 billion due to the strengthening of the Canadian Dollar against the U.S. Dollar; (5) charges of $0.5 billion incurred for dealer wind-down costs; (6) derivative losses of $0.5 billion related to commodity and foreign currency exchange derivatives; (7) a net charge of $0.4 billion related to the modification of UAW job security programs; (8) charges of $0.4 billion primarily for impairments of long-lived assets; (9) charges of $0.3 billion related to obligations associated with various Delphi agreements; and (10) equity losses of $0.3 billion related to impairment charges and our proportionate share of losses at joint ventures.

GM Europe
(Dollars in Millions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Successor		Combined GM and Old GM	Successor	Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended 2011 vs. 2010 Change		Year Ended 2010 vs. 2009 Change
						Amount	%	Amount	%
Total net sales and revenue	$26,757	$24,076	$24,031	$11,479	$12,552	$2,681	11.1%	$45	0.2%
EBIT (loss)-adjusted	$(747)	$(1,953)		$(814)	$(2,815)	$1,206	61.8%

GME Total Net Sales and Revenue

In the year ended December 31, 2011 Total net sales and revenue increased by $2.7 billion (or 11.1%) due primarily to: (1) favorable foreign currency translation effect of $1.1 billion, due to the strengthening of the Euro, British Pound and Swiss Franc against the U.S. Dollar; (2) favorable vehicle mix of $1.1 billion due to the new generation Opel Meriva and Opel Astra and increased sales of other higher priced vehicles; (3) revenue from GMS of $0.4 billion, which we acquired in 2010; (4) increased powertrain engine and transmission sales of $0.3 billion, in support of the Chevrolet Cruze and Chevrolet Volt; (5) increased components sales of $0.2 billion; and (6) increased volumes of $0.1 billion due primarily to a 16,000 vehicles (or 1.3%) increase in wholesales; partially offset by (7) a reduction in Saab brand sales of $0.2 billion related to the sale of Saab in 2010; and (8) a decrease of $0.1 billion due to the deconsolidation of VMM in June 2011.

In the year ended December 31, 2010 Total net sales and revenue increased by $45 million (or 0.2%) due primarily to: (1) increased volumes of $0.3 billion due primarily to a 38,000 vehicles (or 3.1%) increase in wholesales, which included a decrease of $0.5 billion representing 17,000 vehicles due to the sale of Saab in February 2010; (2) favorable vehicle mix of $0.5 billion due to the Opel Insignia and increased sales of other higher priced vehicles; (3) favorable vehicle pricing effect of $0.5 billion due to launches of the Opel Astra and Opel Meriva; partially offset by (4) unfavorable net foreign currency translation effect of $0.7 billion, due to the weakening of the Euro and British Pound against the U.S. Dollar.

GME EBIT (Loss)-Adjusted

GM

In the year ended December 31, 2011 EBIT (loss)-adjusted decreased by $1.2 billion (or 61.8%) due primarily to: (1) higher restructuring charges of $0.5 billion recorded in 2010 for separation programs in Belgium, Spain, Germany and the United Kingdom; (2) decreased manufacturing costs of $0.3 billion related to the closing of the Antwerp, Belgium facility and European wide labor savings; (3) favorable net vehicle mix of $0.2 billion; (4) an increase of $0.2 billion in an embedded foreign currency exchange derivative asset associated with a long-term supply agreement entered into in 2010; (5) EBIT-adjusted from GMS of $0.1 billion; offset by (6) unfavorable net foreign currency effects of $0.1 billion; and (7) charges of $0.1 billion related to a single customer's default under various commercial supply agreements.

In the year ended December 31, 2010 EBIT-adjusted was a loss of $2.0 billion and included: (1) restructuring charges of $0.8 billion related to separation programs in Belgium, Spain, Germany and the United Kingdom; (2) advertising and sales promotion expenses of $0.8 billion related to support media campaigns for our products; (3) administrative expense of $0.6 billion; and (4) selling and marketing expenses of $0.5 billion related to our dealerships.

In the period July 10, 2009 through December 31, 2009 EBIT-adjusted was a loss of $0.8 billion and included: (1) advertising and sales promotion expenses of $0.4 billion related to support media campaigns for our products; (2) administrative expense of $0.3 billion; (3) selling and marketing expenses of $0.3 billion related to our dealerships; partially offset by (4) favorable adjustments in Automotive cost of sales of $0.5 billion due to the sell through of inventory acquired from Old GM at July 10, 2009.

Old GM

In the period January 1, 2009 through July 9, 2009 EBIT-adjusted was a loss of $2.8 billion and included: (1) charges of $0.8 billion related to the deconsolidation of Saab, which filed for reorganization protection under the laws of Sweden in February 2009; (2) incremental depreciation charges of $0.7 billion related to restructuring activities; and (3) operating losses of $0.2 billion related to Saab.

GM International Operations

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(Dollars in Millions)

	Successor		Combined GM and Old GM	Successor	Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended 2011 vs. 2010 Change		Year Ended 2010 vs. 2009 Change
						Amount	%	Amount	%
Total net sales and revenue	$24,761	$20,561	$14,345	$8,127	$6,218	$4,200	20.4%	$6,216	43.3%
EBIT (loss)-adjusted	$1,897	$2,262		$789	$(486)	$(365)	(16.1)%

GMIO Total Net Sales and Revenue

In the year ended December 31, 2011 Total net sales and revenue increased by $4.2 billion (or 20.4%) due primarily to: (1) increased wholesale volume of $2.7 billion representing 113,000 vehicles due to strong industry growth across the region; (2) favorable net foreign currency translation of $0.8 billion due to the strengthening of major currencies such as the Australian Dollar, the Korean Won and the Euro against the U.S. Dollar; (3) favorable vehicle mix of $0.5 billion due to launches of the Alpheon and Chevrolet Orlando; and (4) favorable vehicle pricing effect of $0.2 billion due to higher pricing on new models launched and lower sales incentives.

In the year ended December 31, 2010 Total net sales and revenue increased by $6.2 billion (or 43.3%) due primarily to: (1) increased wholesale volumes of $3.9 billion representing 118,000 vehicles (or 11.8%) due to the global economic recovery; (2) favorable net foreign currency translation effect of $0.9 billion, due to the strengthening of the Korean Won, Australian Dollar and South African Rand against the U.S. Dollar; (3) favorable vehicle mix of $0.8 billion due to the launch of the Chevrolet Cruze and increased sales of sports utility vehicles; (4) derivative losses of $0.8 billion in the period January 1, 2009 through July 9, 2009, that did not recur in 2010, due to the weakening of the Korean Won against the U.S. Dollar; and (5) favorable vehicle pricing effect of $0.1 billion, due to higher pricing on new model launches at GM Korea. Subsequent to July 10, 2009, all gains and losses on non-designated derivatives were recorded in Interest income and other non-operating income, net.

The vehicle sales related to our China and India (Our operations in India were deconsolidated effective February 2010) joint ventures is not reflected in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, net of tax and gain on disposal of investments.

GMIO EBIT (Loss)-Adjusted

GM

In the year ended December 31, 2011 EBIT-adjusted decreased by $0.4 billion (or 16.1%) due primarily to: (1) increased engineering expenses and other technology fees of $0.5 billion to support new product development; (2) increased material, depreciation and amortization and other manufacturing costs of $0.3 billion; (3) unfavorable net vehicle mix of $0.2 billion; (4) increased advertising and sales promotion expenses of $0.2 billion to support media campaigns for launches of new products and the launch of the Chevrolet brand in Korea; (5) unfavorable net foreign currency translation of $0.1 billion; partially offset by (6) favorable net wholesale volumes of $0.5 billion; (7) favorable pricing effect of $0.2 billion due to higher pricing on new models launched and lower sales incentives; (8) increased equity income, net of tax, $0.2 billion from the operating results of our China JVs; and (9) decreased non-controlling interest attributable to minority shareholders of $0.2 billion.

In the year ended December 31, 2010 EBIT-adjusted was $2.3 billion and included: (1) Equity income, net of tax and gain on disposal of investments of $1.3 billion; (2) favorable change in fair value of $0.1 billion from derivatives due to the strengthening Korean Won versus the U.S. Dollar; partially offset by (3) administrative expenses of $0.8 billion; (4) advertising and sales promotion expenses of $0.6 billion to support media campaigns for our products; (5) unfavorable non-controlling interest attributable to minority shareholders of $0.3 billion; and (6) selling and marketing expenses of $0.2 billion.

In the period July 10, 2009 through December 31, 2009 EBIT-adjusted was $0.8 billion and included: (1) favorable effect of fresh-start reporting of $0.4 billion due to decreased depreciation of fixed assets of $0.3 billion and reduced Automotive cost of sales due to the sell through of inventory acquired from Old GM at July 10, 2009 of $ 0.1 billion; partially offset by (2) administrative expenses of $0.5 billion; (3) advertising and sales promotion expenses of $0.3 billion; (4) selling and marketing expenses of $0.1 billion; and (5) unfavorable amortization of $0.1 billion related to intangible assets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Old GM

In the period January 1, 2009 through July 9, 2009 EBIT-adjusted was a loss of $0.5 billion and included: (1) derivative losses of $0.8 billion at GM Korea; (2) administrative expenses of $0.4 billion; (3) advertising and sales promotion expenses of $0.2 billion; partially offset by (4) Equity income, net of tax and gain on disposal of investments of $0.3 billion; and (5) favorable effect of $0.1 billion related to the net loss attributable to minority shareholders.

GM South America
(Dollars in Millions)

	Successor		Combined GM and Old GM	Successor	Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended 2011 vs. 2010 Change		Year Ended 2010 vs. 2009 Change
						Amount	%	Amount	%
Total net sales and revenue	$16,877	$15,379	$13,135	$7,399	$5,736	$1,498	9.7%	$2,244	17.1%
EBIT (loss)-adjusted	$(122)	$818		$417	$(454)	$(940)	n.m.
__________
n.m. = not meaningful

GMSA Total Net Sales and Revenue

In the year ended December 31, 2011 Total net sales and revenue increased by $1.5 billion (or 9.7%) due primarily to: (1) increased wholesale volumes of $0.6 billion representing 59,000 vehicles (or 5.7%) due to improved macroeconomic conditions and industry growth throughout the region (2) favorable net foreign currency translation effect of $0.5 billion, due to the strengthening of major currencies such as the Brazilian Real and Colombian Peso against the U.S. Dollar; (3) favorable vehicle pricing effect of $0.3 billion, due to the hyperinflationary economy in Venezuela; and (4) favorable vehicle mix of $0.1 billion due mainly to increased sales of the Chevrolet Cruze.

In the year ended December 31, 2010 Total net sales and revenue increased by $2.2 billion (or 17.1%) due primarily to: (1) increased wholesale volumes of $2.2 billion representing 170,000 vehicles (or 19.1%) due to launches of the Chevrolet Cruze and Chevrolet Spark throughout the region; (2) favorable net foreign currency translation effect of $1.0 billion, due to the strengthening of major currencies such as the Brazilian Real and Colombian Peso against the U.S. Dollar; (3) favorable vehicle pricing effect of $0.3 billion, due to the hyperinflationary economy in Venezuela; partially offset by (4) devaluation of the BsF of $0.9 billion; and (5) unfavorable vehicle mix of $0.4 billion due to increased sales of the Chevrolet Spark and Chevrolet Aveo and decreased sales of the Chevrolet Meriva, Vectra and S-10.

GMSA EBIT (Loss)-Adjusted

GM

In the year ended December 31, 2011 EBIT-adjusted was a loss of $0.1 billion as compared to EBIT-adjusted of $0.8 billion in the year ended December 31, 2010 due primarily to: (1) increased material and freight of $0.7 billion; (2) increased manufacturing costs of $0.3 billion; and (3) foreign currency transaction gains of $0.3 billion recorded in 2010 due to preferential foreign currency exchange rates in Venezuela, which were discontinued in 2011; and (4) unfavorable $0.1 billion related to separation costs; partially offset by (5) favorable vehicle pricing effect of $0.3 billion due to the hyperinflationary economy in Venezuela.

In the year ended December 31, 2010 EBIT-adjusted was $0.8 billion and included: (1) foreign currency transaction gains of $0.3 billion due to foreign currency exchanges processed at the preferential rate in Venezuela; offset by (2) administrative expenses of $0.5 billion; (3) advertising and sales promotion expenses of $0.3 billion to support media campaigns for our products; and (4) selling and marketing expenses of $0.1 billion.

In January 2010 the Venezuelan government announced that the official fixed exchange rate of 2.15 BsF to $1.00 would be changed to a dual rate system that includes a 2.60 BsF to $1.00 essentials rate for food, technology and heavy machine importers and a 4.30 BsF to $1.00 non-essentials rate for all others. This devaluation required remeasurement of our Venezuelan subsidiaries' non-U.S. Dollar denominated monetary assets and liabilities. We used a rate of 4.30 BsF to $1.00 to determine the remeasurement, which resulted in a charge of $25 million recorded in Automotive cost of sales in the year ended December 31, 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the period July 10, 2009 through December 31, 2009 EBIT-adjusted was $0.4 billion and included: (1) administrative expenses of $0.2 billion; (2) advertising and sales promotion expenses of $0.1 billion; and (3) selling and marketing expenses of $0.1 billion.

Old GM

In the period January 1, 2009 through July 9, 2009 EBIT-adjusted was a loss of $0.5 billion and included: (1) foreign currency transaction losses of $0.5 billion due to foreign currency exchanges processed outside the Venezuela currency exchange agency; (2) administrative expenses of $0.2 billion; (3) advertising and sales promotion expenses of $0.1 billion; and (4) selling and marketing expenses of $0.1 billion.

GM Financial
(Dollars in Millions)

	Successor
	Year Ended December 31, 2011	Three Months Ended December 31, 2010
Total revenue	$1,410	$281
Income before income taxes	$622	$129

GM Financial Revenue

In the year ended December 31, 2011 Total revenue included finance charge income of $1.2 billion and other income of $0.2 billion. The effective yield on GM Financial's finance receivables was 13.7% for the year ended December 31, 2011. The effective yield represents finance charges and fees recorded in earnings and the accretion of the accretable yield as a percentage of average finance receivable.

In the three months ended December 31, 2010 Total revenue included finance charge income of $0.3 billion. The effective yield on GM Financial's finance receivables was 12.1% for the three months ended December 31, 2010.

Net margin is the difference between finance charge income and other income earned on GM Financial's finance receivables and the cost to fund the receivables as well as the cost of debt incurred for general corporate purposes.

The following table summarizes GM Financial's net margin and as a percentage of average earning assets (dollars in millions):

	Successor
	Year Ended December 31, 2011		Three Months Ended December 31, 2010
Finance charge income and other income	$1,410	14.8%	$281	12.8%
Interest expense	(204)	(2.2)%	(37)	(1.7)%
Net GM Financial margin	$1,206	12.6%	$244	11.1%

GM Financial Income Before Income Taxes

In the year ended December 31, 2011 results included: (1) Total revenue of $1.4 billion; partially offset by (2) operating and leased vehicle expenses of $0.4 billion; (3) interest expense of $0.2 billion; and (4) provision for loan losses of $0.2 billion. GM Financial's operating expenses are primarily related to personnel costs that include base salary and wages, performance incentives and benefits as well as related employment taxes. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables originated since October 1, 2010. Interest expense represents interest paid on GM Financial's warehouse credit facilities, securitization notes payable, and other unsecured debt.

Average debt outstanding in the year ended December 31, 2011 was $7.6 billion and the effective rate of interest expensed was 2.7%.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended December 31, 2010 results included: (1) Total revenue of $0.3 billion; partially offset by (2) operating and leased vehicle expenses of $0.1 billion; and; (3) other collectively insignificant items.

Average debt outstanding in the three months ended December 31, 2010 was $7.3 billion and the effective rate of interest expensed was 2.0%.

Corporate
(Dollars in Millions)

	Successor		Combined GM and Old GM	Successor	Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended 2011 vs. 2010 Change		Year Ended 2010 vs. 2009 Change
						Amount	%	Amount	%
Total net sales and revenue	$61	$134	$468	$141	$327	$(73)	(54.5)%	$(334)	(71.4)%
Net income (loss) attributable to stockholders	$(453)	$(877)		$176	$123,902	$424	(48.3)%

Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, certain nonsegment specific revenues and expenses, including costs related to the DBGA and a portfolio of automotive retail leases.

Corporate Total Net Sales and Revenue

Total net sales and revenue includes lease financing revenue from a portfolio of automotive retail leases.

In the year ended December 31, 2011 Total net sales and revenue decreased by $0.1 billion (or 54.5%) due primarily to decreased revenue earned on portfolio management services performed for third parties due to the planned reduction of third party assets managed and decreased lease financing revenues related to the liquidation of the portfolio of automotive retail leases. Average outstanding retail leases on-hand decreased to a de minimus level at December 31, 2011 compared to 7,000 at December 31, 2010.

In the year ended December 31, 2010 Total net sales and revenue decreased by $0.3 billion (or 71.4%) due primarily to decreased lease financing revenue related to the liquidation of the portfolio of automotive leases. Average outstanding automotive retail leases on-hand for GM and combined GM and Old GM were 7,000 and 73,000 for the years ended December 31, 2010 and 2009.

Corporate Net Income (Loss) Attributable to Stockholders

GM

In the year ended December 31, 2011 Net loss attributable to stockholders decreased by $0.4 billion (or 48.3%) due primarily to: (1) an income tax benefit of $0.3 billion compared to income tax expense of $0.6 billion in 2010; (2) decreased interest expense of $0.6 billion due to lower debt balances; and (3) a gain of $0.3 billion related to the sale of our Ally Financial preferred stock; offset by (4) an impairment charge of $0.6 billion on our investment in Ally Financial common stock; (5) gains on the extinguishment of debt of $0.2 billion related to the repayment of the VEBA Notes and the elimination of the liability for the Adjustment Shares of $0.2 billion in 2010; and (6) other collectively insignificant items.

In the year ended December 31, 2010 results included: (1) interest expense of $1.1 billion; (2) income tax expense of $0.6 billion related to tax expense attributable to profitable entities that do not have full valuation allowances recorded against deferred tax assets; (3) administrative expenses of $0.4 billion related to consulting services; partially offset by (4) interest income of $0.4 billion earned on marketable securities held in GMSA; (5) the reversal of our $0.2 billion liability for the Adjustment Shares; (6) a gain on extinguishment of debt of $0.2 billion related to our repayment of the outstanding amount of VEBA Notes of $2.8 billion; and (7) dividends of $0.1 billion on our investment in Ally Financial preferred stock.

In the period July 10, 2009 through December 31, 2009 results included: (1) foreign currency transaction gains of $0.3 billion due to the strengthening of the Canadian Dollar against the U.S. Dollar; partially offset by (2) interest expense of $0.7 billion composed of interest expense of $0.3 billion on UST Credit Agreement and interest expense of $0.2 billion on GMIO debt.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Old GM

In the period January 1, 2009 through July 9, 2009 results included: (1) centrally recorded Reorganization gains, net of $128.2 billion which is more fully discussed in Note 32 to our consolidated financial statements; (2) amortization of discounts related to the UST Loan Agreement, EDC Loan Facility and DIP Facility of $3.7 billion; (3) a gain of $2.5 billion recorded on the UST's conversion of the UST Ally Financial Loan for Class B Common Membership Interests which was partially offset by Old GM's proportionate share of Ally Financial's loss from operations of $1.1 billion; and (4) a gain on extinguishment of debt of $0.9 billion related to an amendment to Old GM's U.S. term loan; partially offset by (5) a loss related to the extinguishment of the UST Ally Financial Loan of $2.0 billion when the UST exercised its option to convert outstanding amounts into shares of Ally Financial's Class B Common Membership Interests; (6) interest expense of $0.8 billion on unsecured debt balances; (7) interest expense of $0.4 billion on the UST Loan Agreement; and (8) interest expense of $0.2 billion on GMIO and GMSA debt.

Liquidity and Capital Resources
Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our secured revolving credit facility will be sufficient to meet our liquidity needs. However, we expect to have substantial cash requirements going forward which we plan to fund through available liquidity and cash flow from operations. Our known material future uses of cash include, among other possible demands: (1) reinvestment in our business through capital expenditures, engineering and product development activities; (2) pension contributions and OPEB payments; (3) payments to reduce debt and other long-term obligations; (4) dividend payments on our Series A and Series B Preferred Shares; and (5) certain South American income and indirect tax-related administrative proceedings may require that we deposit funds in escrow or make payments which may range up to $0.8 billion.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the section of this report entitled “Risk Factors,” some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

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

In the year ended December 31, 2011 we made prepayments on debt facilities of $1.0 billion held by certain of our foreign subsidiaries, primarily in GMNA and GMSA. However, our overall debt balances increased to $5.3 billion at December 31, 2011 as these prepayments were more than offset primarily by the issuance of the HCT notes that were incurred as part of an agreement to settle certain retiree healthcare obligations and increases to other debt facilities.

We made a voluntary contribution in January 2011 to our U.S. hourly and salaried defined benefit pension plans of 61 million shares of our common stock valued at $2.2 billion for funding purposes at the time of contribution. The contributed shares qualified as a plan asset for funding purposes at the time of contribution and as a plan asset valued at $1.9 billion for accounting purposes in July 2011. This contribution was made as part of our continuing efforts to mitigate risk in our balance sheet.

Under wholesale financing arrangements, our U.S. dealers typically borrow money from financial institutions to fund their vehicle purchases from us. Effective January 2011 we terminated a wholesale advance agreement which provided for accelerated receipt of payments made by Ally Financial on behalf of our U.S. dealers pursuant to Ally Financial's wholesale financing arrangements with dealers. Similar modifications were made in Canada and Mexico in the year ended December 31, 2011. The wholesale advance agreements covered the period for which vehicles are in transit between assembly plants and dealerships. We no longer receive payments in advance of the date vehicles purchased by dealers are scheduled to be delivered in GMNA resulting in an increase to our accounts receivable balance of $1.1 billion at December 31, 2011. The amount of the increase to our accounts receivable balance depends on sales volumes, seasonal fluctuations and certain other factors.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In January 2011 we withdrew our application for loans available under Section 136 of the EISA. This decision is consistent with our stated goal to reduce our financial leverage.

Investment Actions

We accumulated Canadian Dollar denominated deposits and investments of $6.4 billion in the year ended December 31, 2011. These deposits and investments will incur foreign exchange gains or losses based on the movement of the Canadian Dollar in relation to the U.S. Dollar and will therefore reduce our net Canadian Dollar foreign exchange exposure, which primarily relates to pension and OPEB liabilities. We expect to maintain a sufficient amount of Canadian Dollar deposits and investments to offset the liabilities denominated in Canadian Dollars. These funds continue to be available to fund our normal ongoing operations and are included in our available liquidity.

We continue to monitor and explore the sale of other non-core assets. In March 2011 we sold our Class A Membership Interests in New Delphi to New Delphi for $3.8 billion. Also in March 2011 we sold our Ally Financial preferred stock for $1.0 billion. Proceeds from these asset sales were used to strengthen liquidity and are to be used for general corporate purposes.

From time to time we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would generate significant advantages and substantially strengthen our business. This may include additional loans or investments with our joint venture partners and may negatively impact our liquidity in the short-term.

Automotive

Available Liquidity

Available liquidity includes cash, cash equivalents and marketable securities balances. At December 31, 2011 our available liquidity was $31.6 billion, excluding funds available under credit facilities of $5.9 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Our cash equivalents and marketable securities balances include investments in U.S. government and agency obligations, foreign government securities, time deposits and certificates of deposits and corporate debt securities, and are primarily denominated in U.S. Dollars. Our investment guidelines, which we may change from time to time, prescribe certain minimum credit rating thresholds and limit our exposures to any particular sector, asset class, issuance or security type. Substantially all of our current investments in debt securities are with A/A2 or better rated issuers. We maintain cash balances and investments in certain foreign currencies, such as the Canadian Dollar, to fund future payments on foreign currency denominated obligations thereby reducing a portion of the related foreign currency exposure. We actively monitor and manage our liquidity exposure to Europe which is related primarily to short-term bank deposits and short-term debt securities of high-quality European issuers. A portion of our total liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods including inter-company loans to utilize these funds across our global operations as needed. The following table summarizes our liquidity (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
Cash and cash equivalents	$15,499	$21,061
Marketable securities	16,148	5,555
Available liquidity	31,647	26,616
Available under credit facilities	5,867	5,919
Total available liquidity	37,514	32,535
HCT escrow account(a)	—	1,008
Total liquidity including HCT escrow account	$37,514	$33,543
__________

(a)	Classified as Restricted cash and marketable securities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Upon implementation of the HCT, we used funds in an escrow account to fund a payment to the HCT of $0.8 billion. Following implementation the remaining funds held in escrow of $0.2 billion were no longer subject to restrictions and were released to us. Refer to Note 18 to our consolidated financial statements for additional information on the HCT settlement.

GM

Total available liquidity increased by $5.0 billion in the year ended December 31, 2011 due primarily to: (1) positive operating cash flows of $7.4 billion; (2) proceeds received from the sale of investments in New Delphi and Ally Financial of $4.8 billion; and (3) decreases to restricted cash balances of $1.4 billion, partially offset by (4) capital expenditures of $6.2 billion; and (5) negative cash from financing activities of $1.9 billion related primarily to debt prepayments and dividend payments.

Total available liquidity increased by $9.1 billion in the year ended December 31, 2010 due to: (1) positive operating and investing cash flows of $7.3 billion; (2) increased marketable securities balances of $5.4 billion; and (3) additional amounts available under credit facilities of $5.3 billion due to a $5.0 billion secured credit facility; partially offset by (4) negative cash flows from financing activities of $9.3 billion related to prepayments on debt obligations.

UST Credit Agreement and Canadian Loan

UST Credit Agreement

Old GM received total proceeds of $19.8 billion from the UST under the UST Loan Agreement and additional funding of $33.3 billion from the UST and EDC under its DIP Facility. On July 10, 2009 we entered into the UST Credit Agreement and assumed debt of $7.1 billion which Old GM incurred under its DIP Facility. We repaid the final remaining amounts outstanding on the UST Credit Agreement in April 2010. Amounts repaid under the agreement may not be reborrowed.

While we have repaid in full our indebtedness under the UST Credit Agreement, the executive compensation and corporate governance provisions of Section 111 of the EESA, including the Interim Final Rule, will continue to apply to us for the period specified in the EESA and the Interim Final Rule. Certain of the covenants in the UST Credit Agreement will continue to apply to us until the earlier to occur of (1) our ceasing to be a recipient of Exceptional Financial Assistance, or (2) UST ceasing to own any direct or indirect equity interests in us, and impose obligations on us with respect to, among other things, certain expense policies, executive privileges and compensation requirements.

The UST Credit Agreement includes a vitality commitment which requires us to use our commercially reasonable best efforts to ensure that our manufacturing volume conducted in the U.S. is consistent with at least 90% of the projected manufacturing level (projected manufacturing level for this purpose being 1,934,000 units in 2011, 1,998,000 units in 2012, 2,156,000 units in 2013 and 2,260,000 units in 2014), absent a material adverse change in our business or operating environment which would make the commitment non-economic. In the event that such a material adverse change occurs, the UST Credit Agreement provides that we will use our commercially reasonable best efforts to ensure that the volume of U.S. manufacturing is the minimum variance from the projected manufacturing level that is consistent with good business judgment and the intent of the commitment. This covenant survived our repayment of the UST Credit Agreement and remains in effect through December 31, 2014 unless the UST receives total proceeds from debt repayments, dividends, interest, preferred stock redemptions and common stock sales equal to the total dollar amount of all UST invested capital.

UST invested capital totaled $49.5 billion, representing the cumulative amount of cash received by Old GM from the UST under the UST Loan Agreement and the DIP Facility, excluding $0.4 billion which the UST loaned to Old GM under the warranty program and which was repaid on July 10, 2009. This balance also did not include amounts advanced under the UST Ally Financial Loan as the UST exercised its option to convert this loan into Ally Financial preferred membership interests previously held by Old GM in May 2009. At December 31, 2011 the UST had received cumulative proceeds of $23.1 billion from debt repayments, interest payments, Series A Preferred Stock dividends, sales of our common stock and Series A Preferred Stock redemption. The UST's invested capital less proceeds received totals $26.4 billion.

To the extent we fail to comply with any of the covenants in the UST Credit Agreement that continue to apply to us, the UST is entitled to seek specific performance and the appointment of a court-ordered monitor acceptable to the UST (at our sole expense) to ensure compliance with those covenants.

Canadian Loan

GENERAL MOTORS COMPANY AND SUBSIDIARIES

On July 10, 2009 through our wholly-owned subsidiary GMCL, we entered into the Canadian Loan Agreement and assumed a $1.3 billion term loan. GMCL repaid the final remaining amounts outstanding on the Canadian Loan in April 2010. Amounts repaid under the agreement may not be reborrowed.

The Canadian Loan Agreement and related agreements include certain covenants requiring GMCL to meet certain annual Canadian production volumes expressed as ratios to total overall production volumes in the U.S. and Canada and to overall production volumes in the North American Free Trade Agreement region. The targets cover vehicles and specified engine and transmission production in Canada. These agreements also include covenants on annual GMCL capital expenditures and research and development expenses. In the event a material adverse change occurs that makes the fulfillment of these covenants non-economic (other than a material adverse change caused by the actions or inactions of GMCL), the lender will consider adjustments to mitigate the business effect of the material adverse change. These covenants survive GMCL's repayment of the loans and certain of the covenants have effect through December 31, 2016.

Refer to Note 17 to our consolidated financial statements for additional details on the Canadian Loan.

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

	Total Credit Facilities		Amounts Available Under Credit Facilities
	Successor		Successor
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Committed	$5,338	$6,142	$5,308	$5,475
Uncommitted	629	490	559	444
Total	$5,967	$6,632	$5,867	$5,919

	Total Credit Facilities		Amounts Available Under Credit Facilities
	Successor		Successor
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Secured revolving credit facility	$5,000	$5,000	$5,000	$5,000
Brazil	—	466	—	2
GM Hong Kong(a)	200	400	200	370
Other(b)	767	766	667	547
Total	$5,967	$6,632	$5,867	$5,919
__________

(a)	Includes credit facilities of $200 million at December 31, 2010 which we terminated in July 2011 following the repayment of $30 million which was outstanding under the facility.

(b)	Consists of credit facilities available at our foreign subsidiaries that are not individually significant.

Our largest credit facility is our five year, $5.0 billion secured revolving credit facility which includes a letter of credit sub-facility of up to $500 million. Additionally, we can use collateral under the revolving credit facility to support up to $2.0 billion of other obligations. We continue to evaluate potential uses for this collateral which may strengthen our overall liquidity position without impacting our financial leverage. We entered into the secured revolving credit facility agreement in October 2010. While we do not believe that we will draw on the secured revolving credit facility to fund operating activities, the facility provides additional liquidity and financing flexibility. Availability under the secured revolving credit facility is subject to borrowing base restrictions. Our obligations under the secured revolving credit facility are guaranteed by certain of our domestic subsidiaries and secured by a substantial portion of our domestic assets excluding cash, cash equivalents, marketable securities and GM Financial. If we receive an investment grade corporate rating from two or more of the credit rating agencies: Fitch Ratings (Fitch), Moody's

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Investor Service (Moody's) and Standard & Poor's (S&P), we may no longer have to post collateral under the terms of the facility.

Uncommitted credit facilities include lines of credit which are available to us but under which the lenders have no legal obligation to provide funding upon our request. We and our subsidiaries use credit facilities to fund working capital needs, product programs, facilities development and other general corporate purposes.

Cash Flow

Operating Activities

GM

In the year ended December 31, 2011 cash flows from operating activities increased by $0.8 billion due primarily to: (1) increased net income excluding depreciation, impairment charges and amortization of $2.9 billion; (2) decreased pension cash contributions and OPEB payments in excess of expense of $2.3 billion; partially offset by (3) unfavorable changes in working capital of $1.6 billion due to the termination of the advance wholesale agreements and increased production; and (4) other activities of $2.7 billion which include non-cash gains relating to the sale of our investments in New Delphi and Ally Financial preferred stock of $1.9 billion. Significant pension and OPEB related activity included a cash contribution as part of the HCT settlement of $0.8 billion in 2011 and a voluntary contribution made to our U.S. pension plans of $4.0 billion in 2010. Refer to Note 18 to our consolidated financial statements for additional information on the HCT settlement.

In the year ended December 31, 2010 we had positive cash flows from operating activities of $6.6 billion due primarily to: (1) Net income of $6.4 billion, which included non-cash charges of $7.1 billion resulting from depreciation, impairment and amortization of long-lived assets and finite-lived intangible assets (including amortization of debt issuance costs and discounts); (2) dividends received of $0.7 billion related to our China JVs; partially offset by (3) pension contributions and OPEB payments of $5.7 billion related to voluntary contributions to U.S. hourly and salary pension plans of $4.0 billion; (4) payments on our previously announced restructuring programs of $1.3 billion partially offset by net charges of $0.6 billion; (5) dealer wind-down payments of $0.4 billion; and (6) unfavorable changes in working capital of $0.6 billion. The unfavorable changes in working capital were related to increases in accounts receivables, inventories and the completion of a change to weekly payment terms to our suppliers, partially offset by an increase in accounts payable related to increased production volumes.

In the period July 10, 2009 through December 31, 2009 we had positive cash flows from operating activities of $1.1 billion due primarily to: (1) favorable managed working capital of $5.7 billion due to the effect of increased sales and production on accounts payable and the timing of certain supplier payments; (2) OPEB expense in excess of cash payments of $1.7 billion; (3) net income of $0.6 billion excluding depreciation, impairment and amortization of long-lived assets and finite-lived intangible assets (including amortization of debt issuance costs and discounts); partially offset by (4) pension contributions of $4.3 billion to our Canadian hourly and salaried defined benefit pension plans; (5) restructuring payments of $1.2 billion; (6) interest payments of $0.6 billion; and (7) sales allowance payments in excess of current period accruals for sales incentives of $0.5 billion due to a reduction in dealer stock.

Old GM

In the period January 1, 2009 through July 9, 2009 Old GM had negative cash flows from operating activities of $18.3 billion due primarily to: (1) net loss of $8.4 billion excluding Reorganization gains, net, and depreciation, impairment and amortization of long-lived assets and finite-lived intangible assets (including amortization of debt issuance costs and discounts); (2) change in accrued liabilities of $6.8 billion; (3) unfavorable managed working capital of $5.6 billion; and (4) payments of $0.4 billion for reorganization costs associated with the Chapter 11 Proceedings.

Investing Activities

GM

In the year ended December 31, 2011 cash flows from investing activities decreased by $11.3 billion due primarily to: (1) a reduction in restricted cash returned from escrow accounts of $11.6 billion; (2) an increase in net acquisitions of marketable securities with maturities exceeding 90 days of $5.2 billion; and (3) increased capital expenditures of $2.0 billion as we continue to reinvest in our business; partially offset by (4) proceeds from the sale of our investments in New Delphi and preferred stock in Ally Financial of $4.8 billion in 2011; and (5) the acquisition of AmeriCredit for $3.5 billion in 2010. The decrease in restricted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

cash was due to the release of $1.0 billion following the implementation of the HCT in 2011 and the release of funds held in an escrow account relating to the UST Credit Agreement of $12.5 billion in 2010.

In the year ended December 31, 2010 we had positive cash flows from investing activities of $0.7 billion due primarily to: (1) a net decrease in Restricted cash and marketable securities of $13.0 billion related to withdrawals from an escrow account relating to the UST Credit Agreement; (2) proceeds from the liquidation of operating leases of $0.3 billion; (3) net proceeds received from the sale of Nexteer of $0.3 billion; (4) proceeds from the sale of property, plants and equipment of $0.2 billion; partially offset by (5) net investments in marketable securities with maturities greater than 90 days of $5.4 billion; (6) capital expenditures of $4.2 billion; and (7) the acquisition of AmeriCredit for $3.5 billion.

In the period July 10, 2009 through December 31, 2009 we had positive cash flows from investing activities of $2.2 billion due primarily to: (1) a reduction in Restricted cash and marketable securities of $5.2 billion related to withdrawals from an escrow account relating to the UST Credit Agreement; (2) $0.6 billion related to the liquidation of automotive retail leases; (3) an increase as a result of the consolidation of Saab of $0.2 billion; (4) tax distributions of $0.1 billion on Ally Financial common stock; partially offset by (5) net cash payments of $2.0 billion related to the acquisition of Nexteer, four domestic facilities and Class A Membership Interests in New Delphi; and (6) capital expenditures of $1.9 billion.

Old GM
In the period January 1, 2009 through July 9, 2009 Old GM had negative cash flows from investing activities of $21.1 billion due primarily to: (1) increase in Restricted cash and marketable securities of $18.0 billion due to the establishment of the UST and Canadian escrow accounts; (2) capital expenditures of $3.5 billion; and (3) investment in Ally Financial of $0.9 billion; partially offset by (4) liquidation of operating leases of $1.3 billion.

Financing Activities

GM

In the year ended December 31, 2011 cash flows from financing activities increased by $7.4 billion due primarily to: (1) a reduction in payments made in excess of proceeds received from debt obligations of $10.0 billion related to the repayment of our indebtedness under the UST Credit Agreement of $5.7 billion, Canadian Loan of $1.3 billion, principal payments of the VEBA Notes of $2.5 billion and repayment of GM Korea's credit facility of $1.2 billion in 2010; and (2) purchase of the Series A Preferred Stock shares held by the UST of $2.1 billion in 2010; partially offset by (3) proceeds received from the issuance of our Series B Preferred Stock of $4.9 billion in 2010.

In the year ended December 31, 2010 we had negative cash flows from financing activities of $9.3 billion due primarily to: (1) repayments on the UST Credit Agreement and Canadian Loan of $5.7 billion and $1.3 billion; (2) principal payments on the VEBA Notes of $2.5 billion; (3) purchase of the Series A Preferred Stock shares from the UST of $2.1 billion; (4) repayment of GM Korea's revolving credit facility of $1.2 billion; (5) dividend payments on our Series A Preferred Stock of $0.8 billion; (6) payments on the program announced in March 2009 by the UST to provide financial assistance to automotive suppliers (Receivables Program) of $0.2 billion; (7) debt issuance fees of $0.2 billion related to establishing our secured revolving credit facility; (8) net payments on other debt of $0.2 billion; partially offset by (9) proceeds from the issuance of Series B Preferred Stock of $4.9 billion.

In the period July 10, 2009 through December 31, 2009 we had positive cash flows from financing activities of $0.3 billion due primarily to: (1) funding of $4.0 billion from the EDC which was converted to our equity; partially offset by (2) payments on the UST Credit Agreement of $1.4 billion (including payments of $0.4 billion related to the warranty program); (3) net payments on the revolving bridge facility with the German federal government and certain German states (German Facility) of $1.1 billion; (4) net payments on other debt of $0.4 billion; (5) a net decrease in short-term debt of $0.4 billion; (6) payment on the Canadian Loan of $0.2 billion; (7) net payments on Receivables Program of $0.1 billion; and (8) dividend payments on our Series A Preferred Stock of $0.1 billion.

Old GM
In the period January 1, 2009 through July 9, 2009 Old GM had positive cash flows from financing activities of $44.2 billion due primarily to: (1) proceeds from the DIP Facility of $33.3 billion; (2) proceeds from the UST Loan Agreement of $16.6 billion; (3) proceeds from the EDC Loan Facility of $2.4 billion; (4) proceeds from the German Facility of $1.0 billion; (5) proceeds from the issuance of long-term debt of $0.3 billion; (6) proceeds from the Receivables Program of $0.3 billion; partially offset by (7)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

payments on other debt of $6.1 billion; (8) a net decrease in short-term debt of $2.4 billion; and (9) cash of $1.2 billion MLC retained as part of the 363 Sale.

Free Cash Flow

Management believes free cash flow provides meaningful supplemental information regarding the liquidity of our automotive operations and its ability to generate sufficient cash flow above those required in our business to sustain our operations. We measure free cash flow as cash flow from operations adjusted for capital expenditures. While management believes that free cash flow provides useful information, it is not an operating measure under U.S. GAAP, and there are limitations associated with its use. Our calculation of free cash flow may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result the use of free cash flow has limitations and should not be considered in isolation from, or as a substitute for, other measures such as cash flows from operating activities. Due to these limitations, free cash flow is used as a supplement to U.S. GAAP measures. The following table summarizes free cash flow (dollars in millions):

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating cash flow	$7,429	$6,589
Less: capital expenditures	(6,241)	(4,200)
Free cash flow	$1,188	$2,389

Other Liquidity Issues

Status of Credit Ratings

We have been assigned initial ratings by four independent credit rating agencies: Dominion Bond Rating Services (DBRS), Fitch, Moody's and S&P.

DBRS, Moody's, Fitch and S&P currently rate our corporate credit at non-investment grade. The following table summarizes our credit ratings at February 15, 2012:

Rating Agency	Corporate	Secured Revolving Credit Facility	Senior Unsecured	Outlook
DBRS	BB (high)	BBB (low)	N/A	Stable
Fitch	BB	BBB-	N/A	Positive
Moody's	Ba1	Baa2	N/A	Positive
S&P	BB+	BBB	N/A	Stable

Rating actions taken by each of the credit rating agencies from January 1, 2011 through February 15, 2012 were as follows:

DBRS: November 2011 — Upgraded corporate rating to BB (high) from BB.

Fitch: October 2011 — Upgraded corporate rating to BB from BB- and upgraded secured revolving credit facility rating to BBB- from BB+. Outlook revised to positive from stable.

Moody's: October 2011 — Upgraded corporate rating to Ba1 from Ba2 and upgraded secured revolving credit facility rating to Baa2 from Baa3. Outlook revised to positive from stable.

S&P: September 2011 — Upgraded corporate rating to BB+ from BB- and upgraded our secured revolving credit facility rating to BBB from BB+. Outlook revised to stable from positive. February 2011 — Outlook revised to positive from stable.

We continue to pursue investment grade status by maintaining a balance sheet with minimal financial leverage and demonstrating continued operating performance. Achieving investment grade status will provide us with greater financial flexibility, lower our cost of borrowing and may release collateral from certain agreements including our secured revolving credit facility.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Series A Preferred Stock

Beginning December 31, 2014 we will be permitted to redeem, in whole or in part, the shares of Series A Preferred Stock outstanding at a redemption price equal to $25.00 per share plus any accrued and unpaid dividends, subject to limited exceptions. Our ability to redeem any portion of this $6.9 billion face amount in Series A Preferred Stock will depend upon our having sufficient liquidity.

Automotive Financing

Liquidity Overview

GM Financial's primary sources of cash are finance charge income, servicing fees, net distributions from securitization trusts, borrowings under credit facilities, transfers of finance receivables to trusts in securitization transactions, collections and recoveries on finance receivables and net proceeds from senior notes transactions. GM Financial's primary uses of cash are purchases of finance receivables and leased assets, repayment of credit facilities, securitization notes payable and other indebtedness, funding credit enhancement requirements for securitization transactions and credit facilities and operating expenses.

GM Financial used cash of $5.0 billion for the purchase of finance receivables and $0.8 billion for the purchase of leased vehicles in the year ended December 31, 2011. These purchases were funded initially utilizing cash and borrowings under credit facilities and subsequently funded in securitization transactions. GM Financial received cash of $3.7 billion from collections and recoveries on receivables in the year ended December 31, 2011.

GM Financial used cash of $0.9 billion for the purchase of finance receivables in the three months ended December 31, 2010. These purchases were funded initially utilizing cash and borrowings under credit facilities and subsequently funded in securitization transactions.

Available Liquidity

The following table summarizes GM Financial's available liquidity (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
Cash and cash equivalents	$572	$195
Borrowing capacity on unpledged eligible receivables	387	272
Borrowing capacity on unpledged eligible leased assets	294	—
Available liquidity	$1,253	$467

Senior Notes

In June 2011 GM Financial issued 6.75% senior notes of $500 million which are due in June 2018 with interest payable semiannually. In July 2011 proceeds of $71 million from this offering were used to redeem all of GM Financial's outstanding 8.50% senior notes due in 2015. The remaining proceeds are to be used for general corporate purposes.

Credit Facilities

In the normal course of business, in addition to using available cash, GM Financial pledges receivables to and borrows under credit facilities to fund operations and repays these borrowings as appropriate under GM Financial's cash management strategy.

The following table summarizes those credit facilities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	December 31, 2011		December 31, 2010
	Facility Amount	Advances Outstanding	Facility Amount	Advances Outstanding
Syndicated warehouse facility(a)	$2,000	$621	$1,300	$278
U.S. lease warehouse facility(b)	$600	—		—
Canada lease warehouse facility(c)	$589	181		—
Medium-term note facility(d)		294		490
Bank funding facility		3		64
Total		$1,099		$832
__________

(a)	In February 2011 GM Financial extended the maturity date of the syndicated warehouse facility to May 2012 and increased the borrowing capacity to $2.0 billion from $1.3 billion.

(b)
In January 2012 GM Financial extended the maturity date of the lease warehouse facility for lease originations in the U.S. to January 2013. Borrowings on the facility are collateralized by leased assets.

(c)
In July 2011 GM Financial Canada Leasing Ltd., a subsidiary of GM Financial entered into a lease warehouse facility for lease originations in Canada that matures in July 2012. Borrowings on this facility are collateralized by leased assets. The facility amount represents CAD $600 million at December 31, 2011.

(d)
The revolving period under this facility has ended and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the credit facilities and securitization notes payable. GM Financial's funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or, with respect to the syndicated warehouse facility, restrict GM Financial's ability to obtain additional borrowings.

Defined Benefit Pension Plan Contributions

Plans covering eligible U.S. salaried employees hired prior to January 2001 and hourly employees hired prior to October 15, 2007 generally provide benefits of stated amounts for each year of service as well as supplemental benefits for employees who retire with 30 years of service before normal retirement age. Salaried and hourly employees hired after these dates participate in defined contribution or cash balance plans. Our and Old GM's policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable law and regulation, or to directly pay benefit payments where appropriate. At December 31, 2011 all legal funding requirements had been met.

The following table summarizes contributions made to the defined benefit pension plans or direct payments (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
U.S. hourly and salaried	$1,962	$4,095	$31	$57
Non-U.S.	836	777	4,287	529
Total contributions	$2,798	$4,872	$4,318	$586

We made a voluntary contribution in January 2011 to our U.S. hourly and salaried defined benefit pension plans of 61 million shares of our common stock, valued at $2.2 billion for funding purposes at the time of contribution. The contributed shares qualified as a plan asset for funding purposes at the time of contribution and as a plan asset valued at $1.9 billion for accounting purposes in July 2011. This was a voluntary contribution above our funding requirements for the pension plans.

The following table summarizes the underfunded status of pension plans on a U.S. GAAP basis (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Successor
	December 31, 2011	December 31, 2010
U.S. hourly and salaried	$13.3	$11.5
U.S. nonqualified	0.9	0.9
Total U.S. pension plans	14.2	12.4
Non-U.S.	11.2	9.8
Total underfunded	$25.4	$22.2

The U.S. pension plans were underfunded by $14.2 billion and $12.4 billion at December 31, 2011 and 2010. The change in funded status was due primarily to: (1) actuarial losses due primarily to discount rate decreases of $8.5 billion; and (2) service and interest costs of $5.4 billion; partially offset by (3) actual return on plan assets of $10.1 billion; and (4) contributions of $2.0 billion.

The non-U.S. pension plans were underfunded by $11.2 billion and $9.8 billion at December 31, 2011 and 2010. The change in funded status was due primarily to: (1) actuarial losses of $1.5 billion; and (2) service and interest costs of $1.6 billion; partially offset by (3) actual return on plan assets of $0.7 billion; (4) contributions and benefit payments of $0.8 billion; and (5) net favorable foreign currency translation effect of $0.2 billion.

Hourly and salaried OPEB plans provide postretirement life insurance to most U.S. retirees and eligible dependents and postretirement health coverage to some U.S. retirees and eligible dependents. Certain of the non-U.S. subsidiaries have postretirement benefit plans, although most participants are covered by government sponsored or administered programs.

The following table summarizes the unfunded status of OPEB plans (dollars in billions):

	Successor
	December 31, 2011	December 31, 2010
U.S. OPEB plans	$5.8	$5.7
Non-U.S. OPEB plans	1.5	4.2
Total unfunded	$7.3	$9.9

The change in unfunded status for the non-U.S. plans was due primarily to the implementation of the independent HCT, which was accounted for as a plan settlement reducing the OPEB obligation by $3.1 billion.

Refer to Note 18 to our consolidated financial statements for the change in benefit obligations and related plan assets.

The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service (dollars in millions):

	Successor
	Years Ended December 31,
	Pension Benefits(a)		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans(b)
2012	$8,514	$1,437	$419	$55
2013	$8,262	$1,441	$403	$58
2014	$8,065	$1,475	$367	$61
2015	$7,918	$1,505	$357	$65
2016	$7,645	$1,528	$350	$68
2017 — 2021	$35,435	$7,725	$1,678	$381
__________

(a)	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our Cash and cash equivalents.

(b)	Benefit payments presented in this table reflect the effect of the implementation of the HCT which releases us from certain CAW retiree healthcare claims incurred after October 31, 2011.

Off-Balance Sheet Arrangements

We do not currently utilize off-balance sheet securitization arrangements. All trade or financing receivables and related obligations subject to securitization programs are recorded on our consolidated balance sheets at December 31, 2011 and 2010.

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers' commitments, certain product-related claims and commercial loans made by Ally Financial and outstanding with certain third parties excluding vehicle repurchase obligations, residual support and risk sharing related to Ally Financial. The maximum potential obligation under these commitments was $1.1 billion and $1.0 billion at December 31, 2011 and 2010.

Our current agreement with Ally Financial requires the repurchase of Ally Financial financed inventory invoiced to dealers with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer's sales and service agreement. The repurchase obligation ended in August 2010 for vehicles invoiced through August 2009, ended in August 2011 for vehicles invoiced through August 2010, ends in August 2012 for vehicles invoiced through August 2011 and ends in August 2013 for vehicles invoiced through August 2012.

The maximum potential amount of future payments required to be made to Ally Financial under this guarantee would be based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock and is estimated to be $19.8 billion and $18.8 billion at December 31, 2011 and 2010. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer or at auction. The fair value of the guarantee was $17 million and $21 million at December 31, 2011 and 2010 which considers the likelihood of dealers terminating and estimating the loss exposure for the ultimate disposition of vehicles.

Refer to Notes 20 and 28 to our consolidated financial statements for additional information on guarantees we have provided.

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

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at December 31, 2011 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Payments Due by Period
	2012	2013-2014	2015-2016	2017 and after	Total
Automotive debt(a)	$1,530	$245	$605	$3,478	$5,858
Automotive Financing debt(b)	4,263	2,504	1,142	586	8,495
Capital lease obligations	134	188	94	560	976
Automotive interest payments(c)	122	588	451	512	1,673
Automotive Financing interest payments(d)	193	236	117	49	595
Postretirement benefits(e)	267	450	214	—	931
Contractual commitments for capital expenditures	1,233	91	—	—	1,324
Operating lease obligations(f)	363	466	284	368	1,481
Other contractual commitments:
Material	1,038	749	347	175	2,309
Marketing	933	508	220	54	1,715
Rental car repurchases	4,265	—	—	—	4,265
Policy, product warranty and recall campaigns liability	3,159	2,767	679	207	6,812
Other	1,185	310	86	68	1,649
Total contractual commitments(g)(h)(i)	$18,685	$9,102	$4,239	$6,057	$38,083
Non-contractual postretirement benefits(j)	$215	$437	$626	$14,154	$15,432
__________

(a)	Projected future payments on lines of credit were based on amounts drawn at December 31, 2011.

(b)
GM Financial credit facilities and securitization notes payable have been classified based on expected payoff date. Senior notes and convertible senior notes principal amounts have been classified based on maturity date.

(c)
Amounts include Automotive interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Automotive interest payments based on variable interest rates were determined using the interest rate in effect at December 31, 2011.

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

(e)
Amounts include other postretirement benefit payments under the current U.S. contractual labor agreements through 2015 and Canada labor agreements through 2012 and 2013. Amounts do not include pension funding obligations, which are discussed below under the caption “Pension Funding Requirements.”

(f)	Amounts include operating lease obligations for both Automotive and Automotive Financing. Automotive is included net of sublease income.

(g)	Future payments in local currency amounts were translated into U.S. Dollars using the balance sheet spot rate at December 31, 2011.

(h)
Amounts do not include future cash payments for long-term purchase obligations and other accrued expenditures (unless specifically listed in the table above) which were recorded in Accounts payable or Accrued liabilities at December 31, 2011.

(i)	Amounts exclude the future annual contingent obligations of Euro 265 million in the years 2012 to 2014 related to our Opel/Vauxhall restructuring plan.

(j)
Amount includes all expected future payments for both current and expected future service at December 31, 2011 for other postretirement benefit obligations for salaried employees and hourly other postretirement benefit obligations extending beyond the current North American union contract agreements. Amounts do not include pension funding obligations, which are discussed below under the caption “Pension Funding Requirements.”

The table above does not reflect unrecognized tax benefits of $2.4 billion due to the high degree of uncertainty regarding the future cash outflows associated with these amounts.

Pension Funding Requirements

The next pension funding valuation to be prepared based on the requirements of the PPA will be as of October 1, 2011. Based on the PPA, we have the option to select a funding interest rate for the valuation based on either the Full Yield Curve method or the 3-Segment method, both of which are considered to be acceptable methods. A hypothetical valuation at December 31, 2011 using the 3-Segment rate at May 31, 2011 for the plan year beginning October 1, 2011 and assuming either the Full Yield Curve rate or the 3-Segment rate at December 31, 2011 for all future valuations, projects no funding requirements through 2017. We have assumed that the pension plans in the future earn the expected return on assets of 5.7% for the salaried plan and 6.5% for the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

hourly plan. The valuation projections also assume that additional benefit accruals in the salaried plan will cease effective September 30, 2012. Refer to Note 18 of our consolidated financial statements for additional information.

The funding interest rate and return on assets rate sensitivities for projected pension funding requirements are shown below (in billions):

	Funding Interest Rate Sensitivity Table					Estimated Return on Assets - 100 basis point decrease
	50 basis point increase	25 basis point increase	Base Line	25 basis point decrease	50 basis point decrease
2012 — 2015	$—	$—	$—	$—	$—	$—
2016	$—	$—	$—	$—	$1.5	$—
2017	$—	$—	$—	$1.5	$3.3	$0.9

The funding interest rate and return on assets rate sensitivities in the hypothetical valuation consider our 2010 plan year election of relief for certain of our U.S. pension plans but do not consider the potential election of relief provisions that are available to us for the 2011 plan year under the Pension Relief Act of 2010 for our U.S. qualified pension plans. Refer to Note 18 to our consolidated financial statements for additional information regarding our pension funding requirements.

We do not have any required contributions payable to our U.S. qualified plans in 2012. We expect to contribute $100 million to our U.S. non-qualified plans and $740 million to our non-U.S. pension plans in 2012.

Fair Value Measurements

Automotive

At December 31, 2011 and 2010 assets and liabilities classified in Level 3 were not significant. Prior to the three months ended December 31, 2010 significant assets and liabilities classified in Level 3, with the related Level 3 inputs, were as follows:

•
Foreign currency derivatives - Level 3 inputs used to determine the fair value of foreign currency derivative liabilities include the appropriate credit spread to measure our nonperformance risk. Given our nonperformance risk was not observable through a liquid credit default swap market we based this measurement on an analysis of comparable industrial companies to determine the appropriate credit spread which would be applied to us and Old GM by market participants. In the three months ended December 31, 2010 we incorporated our published credit agency ratings into our credit rating conclusions. In the three months ended December 31, 2010 we determined that our nonperformance risk no longer represents a significant input in the determination of the fair value of our foreign currency derivative liabilities. The effect of our nonperformance risk in the valuation has been reduced due to the reduction in the remaining duration and magnitude of these net derivative liability positions. We transferred these liabilities to Level 2. At December 31, 2011 our nonperformance risk remains unobservable through a liquid credit default swap market.

Refer to Note 19 to our consolidated financial statements for additional information regarding Level 3 measurements.

Level 3 Assets and Liabilities

At December 31, 2011 assets and liabilities measured using Level 3 inputs increased $64 million from a net liability of $14 million to a net asset of $50 million. This increase was due to unrealized and realized gains on embedded derivatives, partially offset by unrealized losses on options.

At December 31, 2010 assets and liabilities measured using Level 3 inputs decreased $658 million from a net liability of $672 million to a net liability of $14 million. This reduction was due to unrealized and realized gains on derivatives, the settlement of derivative positions according to their terms and maturities and the reclassification of outstanding derivative contracts from Level 3 to Level 2 during the three months ended December 31, 2010. In October 2010 we transferred foreign currency derivatives with a fair market value of $183 million from Level 3 to Level 2.

Realized gains and losses related to assets and liabilities measured using Level 3 inputs did not have a material effect on operations, liquidity or capital resources in the years ended December 31, 2011 and 2010 and the periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Financing - GM Financial

At December 31, 2011 and 2010 assets and liabilities classified in Level 3, with the related Level 3 inputs, are as follows:

•
Interest rate swaps - Level 3 inputs are used to determine the fair value of GM Financial's interest rate swaps because they are traded in over-the-counter markets where quoted market prices are not readily available. The fair value of derivatives is derived using models that primarily use market observable inputs, such as interest rate yield curves and credit curves. The effects of GM Financial's and the counterparties' non-performance risk to the derivative trades is considered when measuring the fair value of derivative assets and liabilities.

Refer to Note 19 to our consolidated financial statements for additional information regarding fair value measurements.

Dividends

The declaration of any dividend on our common stock is a matter to be acted upon by our Board of Directors in its sole discretion. Since our formation we have not paid any dividends on our common stock and have no current plans to pay any dividends on our common stock. Our payment of dividends on our common stock in the future, if any, will be determined by our Board of Directors in its sole discretion out of funds legally available for that purpose and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, the covenants in our debt instruments and other factors.

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

The following tables summarize dividends paid on our Series A and B Preferred Stock (dollars in millions):

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009
Series A Preferred Stock(a)	$621	$810	$349
Series B Preferred Stock(b)	243	—
Total Preferred Stock dividends paid	$864	$810	$349
__________

(a)
Does not include the $677 million charge related to the purchase of 84 million shares of Series A Preferred Stock from the UST in the year ended December 31, 2010. Prior to December 31, 2009 the 260 million shares of Series A Preferred Stock issued to the New VEBA were not considered outstanding for accounting purposes due to the terms of the 2009 UAW Retiree Settlement Agreement. As a result $105 million of the $146 million of dividends paid in the period July 10, 2009 through September 30, 2009 and $147 million of the $203 million dividends paid in the three months ended December 31, 2009 were recorded as a reduction of Postretirement benefits other than pensions.

(b)	Cumulative unpaid dividends on our Series B Preferred Stock was $20 million and $25 million at December 31, 2011 and 2010.

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

The critical accounting estimates that affect the consolidated financial statements and that use judgments and assumptions are listed below. In addition, the likelihood that materially different amounts could be reported under varied conditions and assumptions

GENERAL MOTORS COMPANY AND SUBSIDIARIES

is discussed.

Pensions

The defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected rate of return on plan assets and a discount rate. The expected return on U.S. plan assets that is utilized in determining pension expense is derived from periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks using standard deviations and correlations of returns among the asset classes that comprise the plans' asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.

In December 2011 an analysis of the investment policy was completed for the U.S. pension plans considering: (1) our overall balance sheet derisking strategy; (2) the plans are closed to new participants; and (3) the 2011 UAW negotiations did not increase pension benefits. Separate long-term strategies were developed for the salaried and hourly U.S. pension plans which represent 35% and 65% of total U.S. pension plans' assets. Using an approach which matches plan assets and liability cash flows to minimize risk of funded status volatility, the expected weighted-average return on assets was reduced from 8.0% at December 31, 2010 to 5.7% for the salaried pension plan and to 6.5% for the hourly pension plan. The resulting weighted-average return is 6.2%. The overall decrease is primarily due to a different asset mix consisting of a higher proportion of fixed income investments compared to last year. The salaried pension plan has a higher target proportion of fixed income investments than the hourly pension plan and therefore, a lower expected return on assets than the hourly pension plan.

Another key assumption in determining net pension expense is the assumed discount rate to be used to discount plan obligations. We estimate this rate for U.S. plans using a cash flow matching approach, which uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate.

Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effect of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to expense over future periods.

The following table summarizes the unamortized actuarial gain (loss) (before tax) on pension plans (dollars in billions):

	Successor
	December 31, 2011	December 31, 2010
Unamortized actuarial gain (loss)	$(3.8)	$2.9

The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant (dollars in millions):

	Successor
	U.S. Plans		Non-U.S. Plans
	Effect on 2012 Pension Expense	Effect on December 31, 2011 PBO	Effect on 2012 Pension Expense	Effect on December 31, 2011 PBO
25 basis point decrease in discount rate	-$130	+$2,730	+$45	+$774
25 basis point increase in discount rate	+$110	-$2,660	-$6	-$735
25 basis point decrease in expected return on assets	+$210	N/A	+$34	N/A
25 basis point increase in expected return on assets	-$210	N/A	-$34	N/A

The following data illustrates the sensitivity of changes in pension expense and pension obligation based on the last remeasurement of the U.S hourly pension plan at December 31, 2011 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Successor
	Effect on 2012 Pension Expense	Effect on December 31, 2011 PBO
Change in future benefit units
One percentage point increase in benefit units	+$101	+$308
One percentage point decrease in benefit units	-$98	-$299

Refer to Note 18 to our consolidated financial statements for the weighted-average expected long-term rate of return on plan assets, weighted-average discount rate on plan obligations, actual and expected return on plan assets, and for a discussion of the inputs used to determine fair value for each significant asset class or category.

Other Postretirement Benefits

OPEB plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including a discount rate and healthcare cost trend rates. In the U.S. Old GM established a discount rate assumption to reflect the yield of a hypothetical portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to satisfy projected future benefits.

Refer to Note 18 to our consolidated financial statements for the weighted-average discount rate used to determine net OPEB expense.

Valuation of Deferred Tax Assets

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

It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years.

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations.

Though objective and verifiable negative evidence continues to outweigh positive evidence in jurisdictions with significant valuation allowances, we are experiencing positive evidence trends in certain of these jurisdictions. South Korea operations have overcome adjusted three-year cumulative losses due to recent profitability. However, a number of negative evidence factors continue

GENERAL MOTORS COMPANY AND SUBSIDIARIES

to affect the need for a valuation allowance such as economic and industry uncertainty and limited carryforward lives of key tax attributes. After reviewing all factors, if additional positive evidence becomes available, we may reverse some or all of our South Korean valuation allowance in the future. At December 31, 2011 the deferred tax valuation allowance for South Korea was $0.8 billion.

U.S. and Canadian operations are also experiencing current profitability, but these operations remain in cumulative three-year loss position at December 31, 2011. To the extent this profitability trend continues, it is reasonably possible our conclusion regarding the need for full valuation allowances could change, resulting in the reversal of some or all of the valuation allowances. At December 31, 2011 deferred tax asset valuation allowances for the U.S. and Canada were $36.4 billion and $3.2 billion.

In a valuation allowance environment, utilization of tax attributes to offset taxable income reduces the overall level of deferred tax assets subject to valuation allowance. Additionally, our recorded effective tax rate is lower than the applicable statutory tax rate, due primarily to income earned in jurisdictions for which a full valuation allowance is recorded. Our effective tax rate will approach the statutory tax rate in periods after valuation allowances are reversed. In the quarter in which valuation allowances are released, we will record a material tax benefit reflecting the release, which could result in a negative effective tax rate. Valuation allowance releases could result in goodwill impairment. Refer to Note 12 to our consolidated financial statements for additional information related to goodwill impairment charges.

Valuation of Vehicle Operating Leases and Valuation of Residual Support and Risk Sharing Reserve

Valuation of Vehicle Operating Leases

In accounting for vehicle operating leases, a determination is made at the inception of a lease of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from six months to five years. A retail lease customer is obligated to make payments during the term of a lease to the contract residual. A retail lease customer is not obligated to purchase a vehicle at the end of a lease. Sales to daily rental car companies with guaranteed repurchase obligations are accounted for as operating leases. Generally, the terms under these arrangements are up to 24 months, however, the daily rental car companies can and do return the vehicles earlier, averaging nine months. We are and Old GM was exposed to a risk of loss to the extent the value of a vehicle is below the residual value estimated at contract inception.

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

We continue to use forecasted auction proceeds to estimate residual values for impairment purposes. Significant differences between the estimate of residual values and actual experience may materially affect impairment charges recorded, if any, and the rate at which vehicles in Equipment on operating leases, net are depreciated.

The following table summarizes recorded impairment charges related to leases to daily rental car companies and automotive retail leases (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Automotive retail leases to daily rental car companies	$151	$49	$18	$47
Automotive retail leases	$—	$—	$—	$16

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Valuation of Residual Support and Risk Sharing Reserve

Significant differences between estimated and actual residual values will also affect the residual support and risk sharing reserves established as a result of certain agreements with Ally Financial, whereby Ally Financial is reimbursed up to an agreed-upon percentage of certain residual value losses they experience on their operating lease portfolio.

During the year ended December 31, 2011 we recorded favorable adjustments to our residual support and risk sharing liabilities of $0.5 billion in the U.S. due to increases in estimated and actual residual values at contract termination.

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

The following table summarizes the maximum obligation and recorded receivables and liabilities associated with the contractual terms of our residual support and risk sharing agreements with Ally Financial (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
Maximum obligation
Residual support	$40	$523
Risk sharing agreements	$88	$692
Outstanding receivables (liabilities)
Residual support	$6	$24
Risk sharing agreements	$(66)	$(269)

The decrease in risk sharing and residual amounts is due to liquidation of the lease portfolio for which we have obligations.

Impairment of Goodwill

At December 31, 2011 we had goodwill of $29.0 billion, which predominately arose upon the application of fresh-start reporting and the acquisition of AmeriCredit. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value, and the difference between the U.S. GAAP and fair value amounts gives rise to goodwill, which is a residual. Our employee benefit related accounts were recorded in accordance with ASC 712, "Compensation — Nonretirement Postemployment Benefits" and ASC 715, "Compensation — Retirement Benefits" and deferred income taxes were recorded in accordance with ASC 740, "Income Taxes". Further, we recorded valuation allowances against certain of our deferred tax assets, which under ASC 852 also resulted in goodwill. If all identifiable assets and liabilities had been recorded at fair value upon application of fresh-start reporting, no goodwill would have resulted.

In the three months ended December 31, 2011, 2010 and 2009 we performed our annual goodwill impairment testing as of October 1 for all reporting units, which are GMNA, GME, GM Financial and various reporting units within the GMIO and GMSA segments. Based on this testing we determined that goodwill was impaired for our GM Korea reporting unit at October 1, 2011. Subsequent to our 2011 annual impairment testing we reversed a valuation allowance for our Holden reporting unit that resulted in the carrying amount of this reporting unit exceeding its fair value and determined that there was an event-driven impairment in our GM Korea reporting unit. As such we recorded goodwill impairment charges of $270 million in the three months ended December 31, 2011 within our GMIO segment. We recorded goodwill impairment charges of $395 million in the three months ended March 31, 2011 and $621 million in the three months ended December 31, 2011 pertaining to our GME reporting unit. Refer to Notes 3 and 12 to our consolidated financial statements for additional information on these Goodwill impairment charges, including disclosure on our adoption of Accounting Standard Update 2010-28, "Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts".

When performing our goodwill impairment testing, the fair values of our reporting units were determined based on valuation techniques using the best available information, primarily discounted cash flow projections. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates, market share and discount rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. Where available and as appropriate, comparative market multiples and the quoted market price of our common stock are used to corroborate the results of the discounted cash flow method. While we believe that the assumptions and estimates used

GENERAL MOTORS COMPANY AND SUBSIDIARIES

to determine the estimated fair values of each of our reporting units are reasonable, a change in assumptions underlying these estimates could result in a material effect on the consolidated financial statements. Assumptions used in our discounted cash flow analysis that have the most significant effect on the estimated fair value of our reporting units (excluding GM Financial) include:

•	Our estimated weighted-average cost of capital (WACC);

•	Our estimated long-term growth rates; and

•	Our estimate of industry sales and our market share.

The valuation methodologies utilized to perform our goodwill impairment testing were consistent with those used in our application of fresh-start reporting on July 10, 2009 and in any subsequent annual or event-driven impairment tests and utilized Level 3 measures.

The following table summarizes the goodwill balances and key assumptions for each of our more significant reporting units (excluding GM Financial) utilized in our 2011 and 2010 annual goodwill impairment tests (dollars and volumes in millions):

				Industry Sales(a)		Market Share(a)
	Goodwill(c)	WACC	Long-Term Growth Rates	2011/2012	2014/2015	2011/2012	2014/2015
GMNA
At October 1, 2010	$26,410	16.5%	1.5%	15.9	20.2	18.5%	18.2%
At October 1, 2011	$26,395	18.0%	1.5%	16.7	20.1	19.2%	19.2%
GME
At October 1, 2010	$3,096	17.0%	0.5%	18.4	21.3	6.8%	7.6%
At October 1, 2011	$1,246	17.5%	0.5%	19.4	21.7	6.7%	7.0%
GM Korea(b)
At October 1, 2010	$632	16.0%	3.0%	77.9	91.8	1.2%	1.4%
At October 1, 2011	$615	15.5%	3.0%	81.0	97.1	1.4%	1.1%
Holden
At October 1, 2010	$186	14.5%	3.0%	1.0	1.1	12.4%	13.5%
At October 1, 2011	$188	14.0%	2.0%	1.2	1.3	12.5%	12.6%
GM Mercosur
At October 1, 2010	$120	15.3%	4.7%	4.6	5.4	18.6%	17.0%
At October 1, 2011	$110	14.8%	4.0%	5.1	6.0	18.1%	18.2%
__________

(a)	Amounts at October 1, 2010 are for 2011 through 2014 and amounts at October 1, 2011 are for 2012 through 2015.

(b)	Industry sales and market share are based on global industry volumes because GM Korea exports vehicles globally.

(c)	Goodwill balance is before any adjustments, if any, for goodwill impairments.

The WACCs considered various factors including bond yields, risk premiums and tax rates; the terminal values were determined using a growth model that applied a reporting unit's long-term growth rate to its projected cash flows beyond the forecast period; and industry sales and a market share for each reporting unit included annual estimates through the forecast period. In addition, minimum operating cash needs that incorporate specific business, economic and regulatory factors giving rise to varying cash needs were estimated.

With regard to GM Financial with goodwill of $1.3 billion at October 1, 2011, key assumptions impacting our 2011 annual impairment testing procedures include forecasted asset composition and growth and equity to managed asset retention ratios. Forecasted equity to managed asset retention ratio by 2014 was 12.5% and held constant thereafter.

Our fair value estimates assume the achievement of the future financial results contemplated in our forecasted cash flows and there can be no assurance that we will realize that value. The estimates and assumptions used are subject to significant uncertainties, many of which are beyond our control, and there is no assurance that anticipated financial results will be achieved.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

For purposes of our 2011 annual impairment testing procedures, the estimated fair values of our more significant reporting units exceeded their carrying values by 12.3% for GMNA, 24.7% for Holden, 56.8% for GM Mercosur and 10.3% for GM Financial. In calculating the fair values of our more significant reporting units during our 2011 annual goodwill impairment testing, keeping all other assumptions constant, the estimated fair values of our more significant reporting units would still exceed their carrying amounts had our WACC increased by 150 basis points for GMNA, 410 basis points for Holden and 430 basis points for GM Mercosur. For GM Financial, fair value would still exceed its carrying amount had equity to managed assets retention ratio increased 230 basis points by 2014.

Based on the fair value measures determined during our 2011 annual and event-driven impairment tests we determined the fair values of those reporting units requiring a Step 2 analysis (GME, GM Korea and Holden) had not increased sufficiently to give rise to an implied goodwill amount other than the goodwill arising from the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon application of fresh-start reporting.

The key assumptions utilized in determining the fair value-to-U.S. GAAP differences giving rise to the implied goodwill for the reporting units requiring a Step 2 analysis are the determination of our nonperformance risk, interest rates, estimates of our employee benefit related obligations and/or the estimated timing of the utilization of our deferred tax assets, including our determination whether it is more likely than not that the deferred tax assets will be utilized. Of these factors, the amount of implied goodwill within GME is most sensitive to changes in our nonperformance risk, interest rates and estimates of our employee benefit related obligations. GM Korea and Holden are most sensitive to our determination of whether it is more likely than not that their deferred tax assets will or will not be utilized.

In the future, we have an increased likelihood of measuring goodwill for possible impairment during our annual or event-driven goodwill impairment testing and in evaluating whether it is more likely than not that a goodwill impairment exists for reporting units with zero or negative carrying amounts. An event-driven impairment test is required if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Because our reporting units were recorded at their fair values upon application of fresh-start reporting, it is more likely a decrease in the fair value of our reporting units from their fresh-start reporting values could occur, and such a decrease would trigger the need to measure for possible goodwill impairments. GME has a negative carrying amount and GM Korea's fair value is less than its carrying amount, which increases the likelihood of measuring goodwill for further impairment in the near-term.

Upon the application of fresh-start reporting goodwill predominately resulted from our recorded liabilities for certain employee benefit obligations being higher than the fair value of these obligations because lower discount rates were utilized in determining the U.S. GAAP values compared to those utilized to determine fair values. The discount rates utilized to determine the fair value of these obligations were based on our incremental borrowing rates, which included our nonperformance risk. Our incremental borrowing rates are also affected by changes in market interest rates. Further, upon the application of fresh-start reporting, the recorded amounts of our assets were lower than their fair values because of the recording of valuation allowances on certain of our deferred tax assets. The difference between these fair value-to-U.S. GAAP amounts (1) would decrease upon a decrease in credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk; (2) could decrease upon an improvement in our credit rating, thus resulting in a decrease in the spread between our employee benefit related obligations under U.S. GAAP and their fair values; and/or (3) could decrease upon a change in the fair values of our estimated employee benefit obligations. A decrease will also occur upon reversal of our deferred tax asset valuation allowances. Should the fair value-to-U.S. GAAP differences decrease for these reasons, the implied goodwill balance will decline. Accordingly, at the next annual or event-driven goodwill impairment test, to the extent the carrying amount of a reporting unit exceeds its fair value or the reporting unit has a negative carrying amount, a goodwill impairment could occur. Future goodwill impairments could also occur should we reorganize our internal reporting structure in a manner that changes the composition of one or more of our reporting units. Upon such an event, goodwill would be reassigned to the affected reporting units using a relative-fair-value allocation approach, unless the entity was never integrated, and not based on the amount of goodwill that was originally attributable to fair value to-U.S. GAAP differences that gave rise to goodwill upon application of fresh-start reporting.

Refer to Note 12 to our consolidated financial statements for additional information on goodwill impairments, including risks of future goodwill impairment charges.

Impairment of Long-Lived Assets

The carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business are evaluated when events and circumstances warrant. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds the fair value for the asset group to be held and used. Product-specific

GENERAL MOTORS COMPANY AND SUBSIDIARIES

long-lived assets are tested for impairment at the platform or vehicle line level. Non-product line specific long-lived assets are tested for impairment on a reporting unit basis in GMNA, GME, and GM Financial and tested at or within our various reporting units within GMIO and GMSA segments. Assets classified as held for sale are recorded at the lower of carrying amount or fair value less cost to sell. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. We develop anticipated cash flows from historical experience and internal business plans. A considerable amount of management judgment and assumptions are required in performing the long-lived asset impairment tests, principally in determining the fair value of the asset groups and the assets' average estimated useful life. While we believe our judgments and assumptions are reasonable, a change in assumptions underlying these estimates could result in a material effect to the consolidated financial statements. Long-lived assets could become impaired in the future as a result of declines in profitability due to significant changes in volume, pricing or costs.

Sales Incentives

The estimated effect of sales incentives to dealers and customers is recorded as a reduction of Automotive sales and revenue, and in certain instances, as an increase to Automotive cost of sales, at the later of the time of sale or announcement of an incentive program to dealers. There may be numerous types of incentives available at any particular time, including a choice of incentives for a specific model. Incentive programs are generally brand specific, model specific or region specific, and are for specified time periods, which may be extended. Significant factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product, product mix and the rate of customer acceptance of any incentive program, and the likelihood that an incentive program will be extended, all of which are estimated based on historical experience and assumptions concerning customer behavior and future market conditions. When an incentive program is announced, the number of vehicles in dealer inventory eligible for the incentive program is determined, and a reduction of Automotive sales and revenue or increase to Automotive cost of sales is recorded in the period in which the program is announced. If the actual number of affected vehicles differs from this estimate, or if a different mix of incentives is actually paid, the reduction in Automotive sales and revenue or increase to Automotive cost of sales for sales incentives could be affected. There are a multitude of inputs affecting the calculation of the estimate for sales incentives, and an increase or decrease of any of these variables could have a significant effect on recorded sales incentives.

Policy, Warranty and Recalls

The estimated costs related to policy and product warranties are accrued at the time products are sold, and the estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued when they are deemed to be probable and can be reasonably estimated. These estimates are established using historical information on the nature, frequency, and average cost of claims of each vehicle line or each model year of the vehicle line and assumptions about future activity and events. However, where little or no claims experience exists for a model year or a vehicle line, the estimate is based on long-term historical averages. Revisions are made when necessary, based on changes in these factors. These estimates are re-evaluated on an ongoing basis. We actively study trends of claims and take action to improve vehicle quality and minimize claims. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. Due to the uncertainty and potential volatility of the factors contributing to developing estimates, changes in our assumptions could materially affect our results of operations.

Accounting Standards Not Yet Adopted

Accounting standards not yet adopted are discussed in Note 3 to our consolidated financial statements.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

•	Our ability to continue to attract customers, particularly for our new products, including cars and crossover vehicles;

•	Availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

•	The ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules;

•	Our ability to take actions we believe are important to our long-term strategy;

•	Our ability to manage the distribution channels for our products;

•	Our ability to successfully restructure our European operations;

•
The continued availability of both wholesale and retail financing from Ally Financial and its affiliates and other finance companies in markets in which we operate to support our ability to sell vehicles, which is dependent on those entities' ability to obtain funding and their continued willingness to provide financing, which may be reduced or suspended;

•	Our ability to develop captive financing capability, including through GM Financial;

•	Overall strength and stability of general economic conditions and of the automotive industry, both in the U.S. and in global markets;

•
Continued economic instability or poor economic conditions in the U.S., Europe and other global markets, including the credit markets, or changes in economic conditions, commodity prices, housing prices, foreign currency exchange rates or political stability in the markets in which we operate;

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

*  *  *  *  *  *  *

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Automotive

We enter into a variety of foreign currency exchange and commodity forward contracts and options to manage exposures arising from market risks resulting from changes in certain foreign currency exchange rates and commodity prices. We do not enter into derivative transactions for speculative purposes.

The overall financial risk management program is under the responsibility of the Risk Management Committee, which reviews and, where appropriate, approves strategies to be pursued to mitigate these risks. The Risk Management Committee is composed of members of our Management and functions under the oversight of the Finance and Risk Committee, a committee of the Board of Directors. The Finance and Risk Committee assists and guides the Board in its oversight of our financial and risk management strategies. A risk management control framework is utilized to monitor the strategies, risks and related hedge positions, in accordance with the policies and procedures approved by the Risk Management Committee. Our risk management policy intends to protect against risk arising from extreme adverse market movements on our key exposures.

Further information on our exposure to market risk is included in Note 19 to our consolidated financial statements.

The following analyses provide quantitative information regarding exposure to foreign currency exchange rate risk, interest rate risk, commodity price risk and equity price risk. Sensitivity analysis is used to measure the potential loss in the fair value of financial instruments with exposure to market risk. The models used assume instantaneous, parallel shifts in exchange rates, interest rate yield curves and commodity prices. For options and other instruments with nonlinear returns, models appropriate to these types of instruments are utilized to determine the effect of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, due primarily to the assumption that interest rates and commodity prices change in a parallel fashion and that spot exchange rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled and do not contemplate the effects of correlations between foreign currency pairs, or offsetting long-short positions in currency pairs which may significantly reduce the potential loss in value.

Foreign Currency Exchange Rate Risk

We have foreign currency exposures related to buying, selling, and financing in currencies other than the functional currencies of the operations. Derivative instruments, such as foreign currency forwards, swaps and options are used primarily to hedge exposures with respect to forecasted revenues, costs and commitments denominated in foreign currencies. At December 31, 2011 such contracts have remaining maturities of up to 12 months. At December 31, 2011 our three most significant foreign currency exposures are the Euro/British Pound, U.S. Dollar/Korean Won and Euro/Korean Won.

At December 31, 2011 and 2010 the net fair value liability of financial instruments with exposure to foreign currency risk was $4.2 billion and $3.3 billion. This presentation utilizes a population of foreign currency exchange derivatives, embedded derivatives and foreign currency denominated debt and excludes the offsetting effect of foreign currency cash, cash equivalents and other assets. The potential loss in fair value for such financial instruments from a 10% adverse change in all quoted foreign currency exchange rates would be $637 million and $513 million at December 31, 2011 and 2010.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial position.

The following table summarizes the amounts of automotive foreign currency translation and transaction and remeasurement gains (losses) (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010
Foreign currency translation gain (loss) recorded in Accumulated other comprehensive income (loss)	$(167)	$235
Gain (loss) resulting from foreign currency transactions and remeasurements recorded in earnings	$(56)	$(209)

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates related to certain financial instruments, primarily debt, capital lease obligations and certain marketable securities.

At December 31, 2011 we did not have any interest rate swap positions to manage interest rate exposures in our automotive operations.

The following table summarizes our automotive debt by fixed rate and variable rate (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
Short-term debt - fixed rate	$573	$305
Short-term debt - variable rate	1,109	1,311
Total short-term debt	$1,682	$1,616

Short-term debt - fixed rate denominated in U.S. dollars	$135	$96
Short-term debt - fixed rate denominated in foreign currency	438	209
Total short-term debt - fixed rate	$573	$305

Short-term debt - variable rate denominated in U.S. dollars	$192	$347
Short-term debt - variable rate denominated in foreign currency	917	964
Total short-term debt - variable rate	$1,109	$1,311

Long-term debt - fixed rate	$3,536	$2,519
Long-term debt - variable rate	77	495
Total long-term debt	$3,613	$3,014

Long-term debt - fixed rate denominated in U.S. dollars	$525	$601
Long-term debt - fixed rate denominated in foreign currency	3,011	1,918
Total long-term debt - fixed rate	$3,536	$2,519

Long-term debt - variable rate denominated in U.S. dollars	$32	$287
Long-term debt - variable rate denominated in foreign currency	45	208
Total long-term debt - variable rate	$77	$495

At December 31, 2011 and 2010 the fair value liability of debt and capital leases was $5.5 billion and $4.8 billion. The potential increase in fair value resulting from a 10% decrease in quoted interest rates would be $152 million and $166 million at December 31, 2011 and 2010.

We invest in marketable securities of various types and maturities, the value of which are subject to fluctuations in interest rates. Our marketable securities portfolio includes marketable securities classified as Available-for-sale and Trading.

At December 31, 2011 and 2010 we had marketable securities of $10.1 billion and $5.4 billion classified as Available-for sale with exposure to interest rate risk. The potential decrease in fair value from a 50 basis point increase in interest rates would be $28 million and $9 million at December 31, 2011 and 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At December 31, 2011 and 2010 we had marketable securities of $6.0 billion and $107 million classified as Trading with exposure to interest rate risk. The potential decrease in fair value from a 50 basis point increase in interest rates would be $20 million and $6 million at December 31, 2011 and 2010.

Commodity Price Risk

We are exposed to changes in prices of commodities primarily associated with various non-ferrous and precious metals for automotive components and energy used in the overall manufacturing process. Certain commodity purchase contracts meet the definition of a derivative. We use commodity options to offset our commodity price exposures.

At December 31, 2011 and 2010 the net fair value (liability) asset of commodity derivatives and commodity related embedded derivatives was $(11) million and $84 million. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be $24 million and $47 million at December 31, 2011 and 2010. This amount excludes the offsetting effect of the commodity price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk

At December 31, 2011 the carrying amount of cost method investments was $439 million, of which the carrying amount of our investment in Ally Financial common stock was $403 million. In March 2011 we sold our investment in Ally Financial preferred stock for net proceeds of $1.0 billion. At December 31, 2010, the carrying amount of cost method investments was $1.7 billion, of which the carrying amounts of our investments in Ally Financial common stock and Ally Financial preferred stock were $964 million and $665 million. These amounts represent the maximum exposure to loss from these investments. Refer to Note 10 to our consolidated financial statements for further details on the sale of the Ally Financial preferred stock.

Automotive Financing - GM Financial

Fluctuations in market interest rates affect GM Financial's credit facilities and securitization transactions. GM Financial's gross interest rate spread, which is the difference between interest earned on finance receivables and interest paid, is affected by changes in interest rates as a result of GM Financial's dependence upon the issuance of variable rate securities and the incurrence of variable rate debt to fund purchases of finance receivables.

Credit Facilities

Fixed interest rate receivables purchased by GM Financial are pledged to secure borrowings under its credit facilities. Amounts borrowed under these credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each credit facility, GM Financial is contractually required to enter into interest rate cap agreements in connection with borrowings under its credit facilities. The purchaser of the interest rate cap pays a premium in return for the right to receive the difference in the interest cost at any time a specified index of market interest rates rises above the stipulated cap or "strike" rate. The purchaser of the interest rate cap bears no obligation or liability if interest rates fall below the cap or "strike" rate. As part of GM Financial's interest rate risk management strategy and when economically feasible, it may simultaneously enter into a corresponding interest rate cap agreement in order to offset the premium paid by the trust to purchase the interest rate cap and thus retain the interest rate risk. The fair value of the interest rate cap agreement purchased is included in GM Financial Other assets and the fair value of the interest rate cap agreement sold is included in GM Financial Other liabilities.

Securitizations

In GM Financial's securitization transactions, it transfers fixed rate finance receivables to securitization trusts that, in turn, sell either fixed rate or floating rate securities to investors. Derivative financial instruments, such as interest rate swaps and caps, are used to manage the gross interest rate spread on the floating rate transactions. GM Financial uses interest rate swaps to convert the variable rate exposures on securities issued by its securitization trusts to a fixed rate ("pay rate") and receive a floating or variable rate ("receive rate"), thereby locking in the gross interest rate spread to be earned by it over the life of a securitization. Interest rate swaps purchased by GM Financial do not affect the amount of cash flows received by holders of the asset-backed securities issued by the trusts. The interest rate swaps serve to offset the effect of increased or decreased interest paid by the trusts on floating rate asset-backed securities on the cash flows received from the trusts. GM Financial utilizes such arrangements to modify its net interest sensitivity to levels deemed appropriate based on risk tolerances. Its SPEs are contractually required to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

purchase a derivative financial instrument to protect the net spread in connection with the issuance of floating rate securities. The fair value of the interest rate caps purchased in connection with securitization transactions are included in GM Financial Other assets and the fair value of the interest rate caps sold are included in GM Financial Other liabilities. Changes in the fair value of the interest rate cap derivatives are a component of interest expense recorded in GM Financial operating and other expenses.

GM Financial has entered into interest rate swaps to hedge the variability in interest payments on seven of its active securitization transactions. Portions of these interest rate swaps are designated and qualify as cash flow hedges. The fair value of interest rate swaps designated as hedges is included in GM Financial Other liabilities. Interest rate swaps that are not designated as hedges are included in GM Financial Other assets.

The following table summarizes GM Financial's interest rate sensitive assets and liabilities by year of expected maturity and the fair value of those assets and liabilities at December 31, 2011 (dollars in millions):

	Years Ending December 31,						December 31, 2011
	2012	2013	2014	2015	2016	Thereafter	Fair Value
Assets
Finance receivables
Principal amounts	$3,889	$2,571	$1,532	$946	$548	$265	$9,386
Weighted-average annual percentage rate	15.19%	15.04%	14.87%	14.71%	14.52%	14.60%
Interest rate swap agreements
Notional amounts	$485	$24	$—	$—	$—	$—	$2
Average pay rate	1.44%	1.17%	—	—	—	—
Average receive rate	0.43%	0.84%	—	—	—	—
Interest rate cap agreements
Notional amounts	$252	$259	$382	$319	$135	$166	$5
Average strike rate	4.00%	3.94%	3.71%	3.71%	3.50%	3.11%

Liabilities
Credit facilities
Principal amounts	$1,099	$—	$—	$—	$—	$—	$1,099
Weighted-average interest rate	1.88%	—	—	—	—	—
Securitization notes
Principal amounts	$3,164	$1,481	$1,022	$720	$422	$86	$6,946
Weighted-average interest rate	2.94%	3.51%	4.05%	4.58%	5.18%	3.64%
Senior notes
Principal amounts	$—	$—	$—	$—	$—	$500	$510
Weighted-average interest rate	—	—	—	—	—	6.75%
Convertible senior notes payable
Principal amounts	$—	$1	$—	$—	$—	$—	$1
Weighted-average interest rate	—	2.13%	—	—	—	—
Interest rate swap agreements
Notional amounts	$485	$24	$—	$—	$—	$—	$6
Average pay rate	1.44%	1.17%	—	—	—	—
Average receive rate	0.43%	0.84%	—	—	—	—
Interest rate cap agreements
Notional amounts	$210	$259	$382	$319	$135	$166	$5
Average strike rate	4.05%	3.94%	3.71%	3.71%	3.50%	3.11%

The following table summarizes GM Financial's interest rate sensitive assets and liabilities by year of expected maturity and the fair value of those assets and liabilities at December 31, 2010 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ending December 31,						December 31, 2010
	2011	2012	2013	2014	2015	Thereafter	FairValue
Assets
Finance receivables
Principal amounts	$3,755	$2,434	$1,287	$678	$372	$161	$8,186
Weighted-average annual percentage rate	15.74%	15.66%	15.57%	15.36%	15.21%	15.37%
Interest rate swap agreements
Notional amounts	$754	$460	$13	$—	$—	$—	$23
Average pay rate	5.32%	3.53%	0.97%	—	—	—
Average receive rate	1.03%	1.16%	0.43%	—	—	—
Interest rate cap agreements
Notional amounts	$177	$164	$144	$169	$79	$213	$8
Average strike rate	4.81%	4.73%	4.71%	4.53%	4.18%	3.47%

Liabilities
Credit facilities
Principal amounts	$533	$296	$—	$—	$—	$—	$832
Weighted-average interest rate	3.19%	2.28%	—	—	—	—
Securitization notes
Principal amounts	$2,961	$1,703	$659	$423	$275	$—	$6,107
Weighted-average interest rate	3.44%	4.03%	4.44%	4.38%	4.88%	—
Senior notes
Principal amounts	$—	$—	$—	$—	$68	$—	$71
Weighted-average interest rate	—	—	—	—	8.50%	—
Convertible senior notes
Principal amounts	$1	$—	$1	$—	$—	$—	$1
Weighted-average coupon interest rate	0.75%	—	2.13%	—	—	—
Interest rate swap agreements
Notional amounts	$754	$460	$13	$—	$—	$—	$47
Average pay rate	5.32%	3.53%	0.97%	—	—	—
Average receive rate	1.03%	1.16%	0.43%	—	—	—
Interest rate cap agreements
Notional amounts	$104	$123	$144	$169	$79	$213	$8
Average strike rate	4.94%	4.85%	4.71%	4.53%	4.18%	3.47%

GM Financial estimates the realization of financing receivables in future periods using discount rate, prepayment and credit loss assumptions similar to its historical experience. Notional amounts on interest rate swaps and caps are based on contractual terms. Credit facilities and securitization notes payable amounts have been classified based on expected payoff. Senior notes and convertible senior notes principal amounts have been classified based on maturity.

The notional amounts of interest rate swaps and caps, which are used to calculate the contractual payments to be exchanged under the contracts, represent average amounts that will be outstanding for each of the years included in the table. Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of GM Financial's exposure to loss through its use of these derivatives.

GM Financial monitors hedging activities to ensure that the value of derivative financial instruments, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. However, there can be no assurance that these strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on GM Financial's profitability. GM Financial does not enter into derivative transactions for speculative purposes.

*  *  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Company, its Directors, and Stockholders:

We have audited the internal control over financial reporting of General Motors Company and subsidiaries (the Company) as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of General Motors Company and subsidiaries as of and for the year ended December 31, 2011 (Successor). Our report dated February 27, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph related to the Successor's adoption of revised accounting standards related to goodwill.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Detroit, Michigan
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Company, its Directors, and Stockholders:

We have audited the accompanying Consolidated Balance Sheets of General Motors Company and subsidiaries as of December 31, 2011 (Successor) and 2010 (Successor), and the related Consolidated Statements of Operations, Cash Flows and Equity (Deficit) for the years ended December 31, 2011 (Successor) and 2010 (Successor) and the period July 10, 2009 through December 31, 2009 (Successor), and the Consolidated Statements of Operations, Cash Flows and Equity (Deficit) of General Motors Corporation and subsidiaries for the period January 1, 2009 through July 9, 2009 (Predecessor) (Successor and Predecessor collectively, the Company). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Company and subsidiaries at December 31, 2011 (Successor) and 2010 (Successor), and the results of their operations and their cash flows for the years ended December 31, 2011 (Successor) and 2010 (Successor) and the period July 10, 2009 through December 31, 2009 (Successor), and the results of operations and cash flows of General Motors Corporation and subsidiaries for the period January 1, 2009 through July 9, 2009 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Successor adopted amendments in Accounting Standards Update (ASU) 2010-28 and 2011-08 to Accounting Standards Codification (ASC) Topic 350, Intangibles-Goodwill and Other, effective January 1, 2011 and October 1, 2011, respectively.

As discussed in Note 15 to the consolidated financial statements, the Successor adopted amendments to Accounting Standards Codification (ASC) Topic 810, Consolidation, effective January 1, 2010.

As discussed in Note 32 to the consolidated financial statements, on July 10, 2009 the Successor completed the acquisition of substantially all of the assets and assumed certain of the liabilities of the Predecessor in accordance with the Amended and Restated Master Sale and Purchase Agreement pursuant to Section 363(b) of the Bankruptcy Code and the Bankruptcy Court sale order dated July 5, 2009. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with ASC Topic 852, Reorganizations. The Successor applied fresh-start reporting and recognized the acquired net assets at fair value, resulting in a lack of comparability with the prior period financial statements of the Predecessor.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Successor's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Successor's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Detroit, Michigan
February 27, 2012

Item 8. Financial Statements and Supplementary Data

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Net sales and revenue
Automotive sales and revenue	$148,866	$135,311	$57,474	$47,115
GM Financial revenue	1,410	281	—	—
Total net sales and revenue	150,276	135,592	57,474	47,115
Costs and expenses
Automotive cost of sales	130,386	118,768	56,316	55,814
GM Financial operating and other expenses	785	152	—	—
Automotive selling, general and administrative expense	12,105	11,446	6,006	6,161
Other automotive expenses, net	58	118	15	1,235
Goodwill impairment charges	1,286	—	—	—
Total costs and expenses	144,620	130,484	62,337	63,210
Operating income (loss)	5,656	5,108	(4,863)	(16,095)
Equity in income of and disposition of interest in Ally Financial	—	—	—	1,380
Automotive interest expense	540	1,098	694	5,428
Interest income and other non-operating income, net	851	1,531	375	852
Gain (loss) on extinguishment of debt	18	196	(101)	(1,088)
Reorganization gains, net (Note 32)	—	—	—	128,155
Income (loss) before income taxes and equity income	5,985	5,737	(5,283)	107,776
Income tax expense (benefit)	(110)	672	(1,000)	(1,166)
Equity income, net of tax and gain on disposal of investments	3,192	1,438	497	61
Net income (loss)	9,287	6,503	(3,786)	109,003
Net (income) loss attributable to noncontrolling interests	(97)	(331)	(511)	115
Net income (loss) attributable to stockholders	$9,190	$6,172	$(4,297)	$109,118
Net income (loss) attributable to common stockholders	$7,585	$4,668	$(4,428)	$109,118

Earnings (loss) per share (Note 26)
Basic
Basic earnings per common share	$4.94	$3.11	$(3.58)	$178.63
Weighted-average common shares outstanding	1,536	1,500	1,238	611
Diluted
Diluted earnings per common share	$4.58	$2.89	$(3.58)	$178.55
Weighted-average common shares outstanding	1,668	$1,624	1,238	611

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	Successor
	December 31, 2011	December 31, 2010
ASSETS
Automotive Current Assets
Cash and cash equivalents	$15,499	$21,061
Marketable securities	16,148	5,555
Restricted cash and marketable securities	206	1,240
Accounts and notes receivable (net of allowance of $331 and $252)	9,949	8,699
Inventories	14,324	12,125
Equipment on operating leases, net	2,464	2,568
Other current assets and deferred income taxes	1,657	1,805
Total current assets	60,247	53,053
Automotive Non-current Assets
Restricted cash and marketable securities	912	1,160
Equity in net assets of nonconsolidated affiliates	6,790	8,529
Property, net	22,957	19,235
Goodwill	27,741	30,513
Intangible assets, net	10,013	11,882
Other assets and deferred income taxes	2,900	3,594
Total non-current assets	71,313	74,913
Total Automotive Assets	131,560	127,966
GM Financial Assets
Finance receivables, net (including gross finance receivables transferred to SPEs of $9,068 and $7,156)	9,162	8,197
Restricted cash	1,115	1,090
Goodwill	1,278	1,265
Other assets (including leased assets, net transferred to SPEs of $274 and $0)	1,488	380
Total GM Financial Assets	13,043	10,932
Total Assets	$144,603	$138,898
LIABILITIES AND EQUITY
Automotive Current Liabilities
Accounts payable (principally trade)	$24,494	$21,497
Short-term debt and current portion of long-term debt (including certain debt at GM Korea of $171 and $70; Note 15)	1,682	1,616
Accrued liabilities (including derivative liabilities at GM Korea of $44 and $111; Note 15)	22,756	24,044
Total current liabilities	48,932	47,157
Automotive Non-current Liabilities
Long-term debt (including certain debt at GM Korea of $7 and $835; Note 15)	3,613	3,014
Postretirement benefits other than pensions	6,836	9,294
Pensions	25,075	21,894
Other liabilities and deferred income taxes	12,336	13,021
Total non-current liabilities	47,860	47,223
Total Automotive Liabilities	96,792	94,380
GM Financial Liabilities
Securitization notes payable (Note 17)	6,938	6,128
Credit facilities	1,099	832
Other liabilities	783	399
Total GM Financial Liabilities	8,820	7,359
Total Liabilities	105,612	101,739
Commitments and contingencies (Note 20)
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at December 31, 2011 and 2010)	5,536	5,536
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at December 31, 2011 and 2010)	4,855	4,855
Common stock, $0.01 par value (5,000,000,000 shares authorized and 1,564,727,289 shares and 1,500,136,998 shares issued and outstanding at December 31, 2011 and 2010)	16	15
Capital surplus (principally additional paid-in capital)	26,391	24,257
Retained earnings	7,183	266
Accumulated other comprehensive income (loss)	(5,861)	1,251
Total stockholders’ equity	38,120	36,180
Noncontrolling interests	871	979
Total Equity	38,991	37,159
Total Liabilities and Equity	$144,603	$138,898

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Cash flows from operating activities
Net income (loss)	$9,287	$6,503	$(3,786)	$109,003
Less: GM Financial income, net	437	90	—	—
Automotive income (loss)	8,850	6,413	(3,786)	109,003
Adjustments to reconcile Automotive income (loss) to net cash provided by (used in) operating activities–Automotive
Depreciation, impairment charges and amortization expense	7,344	6,923	4,511	6,873
Foreign currency remeasurement and transaction loss	56	209	755	1,077
Amortization of discount and issuance costs on debt issues	200	163	140	3,897
(Gain) loss related to Saab deconsolidation and bankruptcy filing	—	—	(59)	478
Undistributed (earnings) losses of nonconsolidated affiliates and gain on disposal of investments	(1,947)	(753)	(497)	1,036
Pension contributions and OPEB payments	(2,269)	(5,723)	(5,832)	(2,472)
Pension and OPEB (income) expense, net	(755)	412	3,570	3,234
Withdrawals (contributions) from/to VEBA	—	—	(252)	9
(Gain) loss on extinguishment of debt	(18)	(196)	101	1,088
Gain on disposition of Ally Financial Common Membership Interests	—	—	—	(2,477)
Reorganization gains, net (including cash payments $408)	—	—	—	(128,563)
Provisions (benefits) for deferred taxes	(311)	242	(1,427)	(600)
Change in other investments and miscellaneous assets	(155)	(137)	292	596
Increase (decrease) in other operating assets and liabilities (Note 31)	(3,897)	(981)	3,372	(10,229)
Other	331	17	176	(1,253)
Net cash provided by (used in) operating activities–Automotive	7,429	6,589	1,064	(18,303)
GM Financial income, net	437	90	—	—
Adjustments to reconcile income to net cash provided by (used in) operating activities	370	86	—	—
Change in operating assets and liabilities	(70)	15	—	—
Net cash provided by operating activities–GM Financial	737	191	—	—
Net cash provided by (used in) operating activities	8,166	6,780	1,064	(18,303)
Cash flows from investing activities
Expenditures for property	(6,241)	(4,200)	(1,862)	(3,517)
Available-for-sale marketable securities, acquisitions	(20,535)	(11,012)	—	(202)
Trading marketable securities, acquisitions	(6,571)	(358)	(158)	—
Available-for-sale marketable securities, liquidations	15,825	5,611	3	185
Trading marketable securities, liquidations	660	343	168	—
Acquisition of companies, net of cash acquired other than cash acquired with GM Financial	(53)	(3,580)	(2,127)	—
Increase due to consolidation of business units	—	63	222	46
Distributions from (investments in) Ally Financial	—	—	72	(884)
Operating leases, liquidations	9	346	564	1,307
Proceeds from sale of business units/investments, net	4,821	317	—	—
Increase in restricted cash and marketable securities	(543)	(871)	(3,604)	(18,461)
Decrease in restricted cash and marketable securities	1,894	13,823	8,775	418
Other investing activities	106	236	103	(26)
Net cash provided by (used in) investing activities–Automotive	(10,628)	718	2,156	(21,134)
GM Financial cash on hand at acquisition	—	538	—	—

Purchases of receivables	(5,012)	(947)	—	—
Principal collections and recoveries on receivables	3,719	871	—	—
Purchases of leased vehicles	(837)	(11)	—	—
Other investing activities	18	64	—	—
Net cash provided by (used in) investing activities–GM Financial	(2,112)	515	—	—
Net cash provided by (used in) investing activities	(12,740)	1,233	2,156	(21,134)
Cash flows from financing activities
Net increase (decrease) in short-term debt	131	(1,097)	(352)	(2,364)
Proceeds from issuance of debt (original maturities greater than three months)	467	718	6,153	53,949
Payments on debt (original maturities greater than three months)	(1,471)	(10,536)	(5,259)	(6,072)
Proceeds from issuance of stock	11	4,857	—	—
Payments to repurchase stock	—	(1,462)	—	—
Cash, cash equivalents and restricted cash retained by MLC	—	—	—	(1,216)
Payments to acquire noncontrolling interest	(100)	(6)	(100)	(5)
Debt issuance costs and fees paid for debt modification	—	(161)	—	(63)
Cash dividends paid (including premium paid on redemption of stock)	(916)	(1,572)	(97)	—
Net cash provided by (used in) financing activities–Automotive	(1,878)	(9,259)	345	44,229
Proceeds from issuance of debt (original maturities greater than three months)	8,567	1,168	—	—
Payments on debt (original maturities greater than three months)	(6,997)	(1,675)	—	—
Other financing activities	(50)	(4)	—	—
Net cash provided by (used in) financing activities–GM Financial	1,520	(511)	—	—
Net cash provided by (used in) financing activities	(358)	(9,770)	345	44,229
Effect of exchange rate changes on cash and cash equivalents–GM Financial	(3)	—	—	—
Net transactions with Automotive	235	—	—	—
Net increase in cash and cash equivalents–GM Financial	377	195	—	—
Cash and cash equivalents at beginning of period–GM Financial	195	—	—	—
Cash and cash equivalents at end of period–GM Financial	$572	$195	$—	$—
Effect of exchange rate changes on cash and cash equivalents–Automotive	$(250)	$(57)	$492	$168
Net transactions with GM Financial	(235)	—	—	—
Net increase (decrease) in cash and cash equivalents–Automotive	(5,562)	(2,009)	4,057	4,960
Cash and cash equivalents reclassified as assets held for sale–Automotive	—	391	(391)	—
Cash and cash equivalents at beginning of period–Automotive	21,061	22,679	19,013	14,053
Cash and cash equivalents at end of period–Automotive	$15,499	$21,061	$22,679	$19,013

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In millions)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Comprehensive Income (Loss)	Total Equity (Deficit)
			Common Stock	Capital Surplus	Retain Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2008, Predecessor	$—	$—	$1,017	$16,489	$(70,727)	$(32,339)	$484		$(85,076)
Net income (loss)	—	—	—	—	109,118	—	(115)	$109,003	109,003
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	—	232	(85)	147
Cash flow hedging gains, net	—	—	—	—	—	99	177	276
Unrealized gain on securities	—	—	—	—	—	46	—	46
Defined benefit plans, net (Note 18)	—	—	—	—	—	(3,408)	—	(3,408)
Other comprehensive loss						(3,031)	92	(2,939)	(2,939)
Comprehensive income								$106,064
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(26)		(26)
Other	—	—	1	5	(1)	—	(27)		(22)
Balance July 9, 2009, Predecessor	—	—	1,018	16,494	38,390	(35,370)	408		20,940
Fresh-start reporting adjustments:
Elimination of predecessor common stock, capital surplus and accumulated deficit	—	—	(1,018)	(16,494)	(38,390)	—	—		(55,902)
Elimination of accumulated other comprehensive loss	—	—	—	—	—	35,370	—		35,370
Issuance of GM common stock	—	—	12	18,779	—	—	—		18,791
Balance July 10, 2009 Successor	—	—	12	18,779	—	—	408		19,199
Net income (loss)	—	—	—	—	(4,297)	—	511	$(3,786)	(3,786)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	—	157	(33)	124
Cash flow hedging losses, net	—	—	—	—	—	(1)	—	(1)
Unrealized gain on securities	—	—	—	—	—	2	—	2
Defined benefit plans, net (Note 18)	—	—	—	—	—	1,430	—	1,430
Other comprehensive income						1,588	(33)	1,555	1,555
Comprehensive loss								$(2,231)
Common stock and warrants related to settlement of UAW hourly retiree medical plan	—	—	3	5,153	—	—	—		5,156
Purchases of noncontrolling interest	—	—	—	108	—	—	(208)		(100)
Cash dividends paid on Series A Preferred Stock	—	—	—	—	(97)	—	—		(97)
Other	—	—	—	—	—	—	30		30
Balance December 31, 2009, Successor	—	—	15	24,040	(4,394)	1,588	708		21,957
Net income	—	—	—	—	6,172	—	331	$6,503	6,503
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	—	223	(13)	210
Cash flow hedging losses, net	—	—	—	—	—	(22)	—	(22)
Unrealized loss on securities	—	—	—	—	—	(7)	—	(7)
Defined benefit plans, net (Note 18)	—	—	—	—	—	(545)	—	(545)
Other comprehensive loss	—	—	—	—	—	(351)	(13)	(364)	(364)
Comprehensive income								$6,139
Reclassification of Series A Preferred Stock to permanent equity	5,536	—	—	—	—	—	—		5,536
Issuance of Series B Preferred Stock	—	4,855	—	—	—	—	—		4,855

Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(85)		(85)
Repurchase of noncontrolling interest shares	—	—	—	1	—	—	(7)		(6)
Sale of businesses	—	—	—	—	—	14	(18)		(4)
Stock-based compensation	—	—	—	216	—	—	—		216
Effect of adoption of amendments to ASC 810 regarding variable interest entities	—	—	—	—	—	—	76		76
Cash dividends paid on Series A Preferred Stock and Cumulative dividends on Series B Preferred Stock and charge related to purchase of Series A Preferred Stock	—	—	—	—	(1,512)	—	—		(1,512)
Other	—	—	—	—	—	—	(13)		(13)
Balance December 31, 2010, Successor	5,536	4,855	15	24,257	266	1,251	979		37,159
Effect of adoption of amendments in ASU 2010-28 regarding goodwill impairment (Notes 3 and 12)	—	—	—	—	(1,466)	—	—	—	(1,466)
Net income	—	—	—	—	9,190	—	97	$9,287	9,287
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	—	(176)	(10)	(186)
Cash flow hedging gains, net	—	—	—	—	—	15	—	15
Unrealized gain on securities	—	—	—	—	—	1	—	1
Defined benefit plans, net (Note 18)	—	—	—	—	—	(6,903)	—	(6,903)
Sale of interest in nonconsolidated affiliate	—	—	—	—	—	(42)	—	(42)
Other comprehensive loss	—	—	—	—	—	(7,105)	(10)	(7,115)	(7,115)
Comprehensive income								$2,172
Purchase of noncontrolling interest shares	—	—	—	41	—	(7)	(134)		(100)
Exercise of common stock warrants	—	—	—	11	—	—	—		11
Stock based compensation	—	—	—	219	—	—	—		219
Pension plan stock contribution (Note 18)	—	—	1	1,863	—	—	—		1,864
Cumulative dividends on Series A and Series B Preferred Stock	—	—	—	—	(859)	—	—		(859)
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(54)		(54)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(9)		(9)
Other	—	—	—	—	52	—	2		54
Balance December 31, 2011, Successor	$5,536	$4,855	$16	$26,391	$7,183	$(5,861)	$871		$38,991

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

General Motors Company was formed in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company, which on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation (363 Sale) and changed its name to General Motors Company, is sometimes referred to in these consolidated financial statements for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM,” and is the successor entity solely for accounting and financial reporting purposes (Successor). General Motors Corporation is sometimes referred to in these consolidated financial statements, for the periods on or before July 9, 2009, as “Old GM.” Prior to July 10, 2009 Old GM operated the business of the Company, and pursuant to the agreement with the Securities and Exchange Commission (SEC), as described in a no-action letter issued to Old GM by the SEC Staff on July 9, 2009 regarding our filing requirements and those of Motors Liquidation Company (MLC), the accompanying consolidated financial statements include the financial statements and related information of Old GM as it is the predecessor entity solely for accounting and financial reporting purposes (Predecessor). On July 10, 2009 in connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Company. On December 15, 2011 MLC was dissolved and the Motors Liquidation Company GUC Trust (GUC Trust) assumed responsibility for the affairs of and certain claims against MLC and its debtor subsidiaries that were not concluded prior to MLC's dissolution. MLC transferred to the GUC Trust all of MLC's remaining undistributed shares of our common stock and warrants to acquire our common stock.

We design, build and sell cars, trucks and automobile parts worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial).

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

Note 2. Basis of Presentation

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a majority voting interest. These also include the accounts of the variable interest entities (VIEs) of which we are the primary beneficiary. We continually evaluate our involvement with VIEs to determine whether we have variable interests and are the primary beneficiary of the VIE. When these criteria are met, we are required to consolidate the VIE. Our share of earnings or losses of nonconsolidated affiliates is included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over the operating and financial decisions of the affiliate. We use the cost method of accounting if we are not able to exercise significant influence over the operating and financial decisions of the affiliate. All intercompany balances and transactions have been eliminated in consolidation. Old GM utilized the same principles of consolidation in its consolidated financial statements.

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

GM Financial

The assets and liabilities of GM Financial, our automotive finance operations, are presented on a non-classified basis. The amounts presented for GM Financial have been adjusted to include the effect of our tax attributes on GM Financial's deferred tax positions and provision for income taxes since the date of acquisition, which are not applicable to GM Financial on a stand-alone basis, and to eliminate the effect of transactions between GM Financial and the other members of the consolidated group.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Accordingly, the amounts presented will differ from those presented by GM Financial on a stand-alone basis.

Change in Presentation of Financial Statements

We changed the presentation of our consolidated balance sheet, consolidated statement of cash flows and certain footnotes to combine line items which were either of a related nature or not individually material. We have made corresponding reclassifications to the comparable information for all periods presented.

In the year ended December 31, 2011 we have recorded foreign currency exchange gains and losses on debt as non-operating items. This is a change from prior period presentations in which foreign currency exchange gains and losses on debt were recorded in Automotive cost of sales. We have reclassified all the successor prior periods to conform to our current presentation. The effects of this reclassification decreased Automotive cost of sales and Interest income and other non-operating income, net by $24 million for the year ended December 31, 2010 and $65 million for the period July 10, 2009 through December 31, 2009.

Venezuelan Exchange Regulations

Our Venezuelan subsidiaries changed their functional currency from Bolivar Fuerte (BsF), the local currency, to the U.S. Dollar, our reporting currency, on January 1, 2010 because of the hyperinflationary status of the Venezuelan economy. In January 2010 there was a devaluation of the Venezuelan currency and establishment of dual fixed exchange rates, an essential rate and a nonessential rate.

In June 2010 the Venezuelan government introduced additional foreign currency exchange control regulations, which imposed restrictions on the use of the parallel foreign currency exchange market, thereby making it more difficult to convert BsF to U.S. Dollars. The restrictions on the foreign currency exchange market affect our Venezuelan subsidiaries' ability to pay non-BsF denominated obligations that do not qualify to be processed by the Venezuela currency exchange agency at the official exchange rates as well as our ability to fully benefit from these operations.

Effective January 1, 2011 the BsF was further devalued and the essential rate was eliminated. The devaluation has affected results of operations in 2011 because our Venezuelan subsidiaries no longer realize gains that result from favorable foreign currency exchanges processed by the Venezuela currency exchange agency at the essential rate.

The aggregate net assets of our Venezuelan subsidiaries at December 31, 2011 and 2010 were $438 million and $337 million. At December 31, 2011 and 2010 other consolidated entities have receivables from our Venezuelan subsidiaries of $380 million and $283 million. The total amounts pending government approval for settlement at December 31, 2011 and 2010 were BsF 2.3 billion (equivalent to $535 million) and BsF 1.9 billion (equivalent to $432 million), for which some requests have been pending from 2007.

Note 3. Significant Accounting Policies

In connection with our application of fresh-start reporting, we established a set of accounting policies which, unless otherwise indicated, utilized the accounting policies of our predecessor entity, Old GM. The accounting policies which follow are utilized by our automotive and automotive financing operations, unless otherwise indicated.

Revenue Recognition

Automotive

Automotive sales and revenue are primarily composed of revenue generated from the sale of vehicles. Vehicle sales are recorded when title and risks and rewards of ownership have passed, which is generally when a vehicle is released to the carrier responsible for transporting it to a dealer and when collectability is reasonably assured. Provisions for recurring dealer and customer sales and leasing incentives, consisting of allowances and rebates, are recorded as reductions to Automotive sales and revenue at the time of vehicle sales. All other incentives, allowances, and rebates related to vehicles previously sold are recorded as reductions to Automotive sales and revenue when announced.

Vehicle sales to daily rental car companies with guaranteed repurchase obligations are accounted for as operating leases. Estimated lease revenue is recorded ratably over the estimated term of the lease based on the difference between net sales proceeds and the

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

Automotive Financing - GM Financial

Finance income earned on receivables is recognized using the effective interest method. Fees and commissions (including incentive payments) received and direct costs of originating loans are deferred and amortized over the term of the related finance receivables using the effective interest method and are removed from the consolidated balance sheets when the related finance receivables are sold, charged off or paid in full. Accrual of finance charge income is suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy, and accounts in repossession. Payments received on nonaccrual loans are first applied to any fees due, then to any interest due and then any remaining amounts are recorded to principal. Interest accrual resumes once an account has received payments bringing the delinquency to less than 60 days past due.

Income from operating lease assets, which includes lease origination fees, net of lease origination costs and incentives, is recorded as operating lease revenue on a straight-line basis over the term of the lease agreement.

Advertising

The following table summarizes advertising expenditures, which are expensed as incurred (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Advertising expense	$4,478	$4,259	$2,110	$1,471

Research and Development Expenditures

The following table summarizes research and development expenditures, which are expensed as incurred (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Research and development expense	$8,124	$6,962	$3,034	$3,017

Cash Equivalents

Cash equivalents are defined as short-term, highly-liquid investments with original maturities of 90 days or less.

Fair Value Measurements

A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets;

•	Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

markets that are not active; and model-derived valuations whose significant inputs are observable; and

•	Level 3 - Instruments whose significant inputs are unobservable.

Financial instruments are transferred in and/or out of Level 1, 2 or 3 at the beginning of the accounting period in which there is a change in the valuation inputs.

Marketable Securities

We classify marketable securities as available-for-sale or trading. Various factors, including turnover of holdings and investment guidelines, are considered in determining the classification of securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses recorded, net of related income taxes, in Accumulated other comprehensive income until realized. Trading securities are recorded at fair value with changes in fair value recorded in Interest income and other non-operating income, net. We determine realized gains and losses for all securities using the specific identification method.

Securities are classified in Level 1 when quoted prices in an active market for identical securities are available. If quoted market prices are not available, fair values of securities are determined using prices from a pricing service, pricing models, quoted prices of securities with similar characteristics or discounted cash flow models and are generally classified in Level 2. These prices represent non-binding quotes. U.S. government and agency securities, sovereign debt, certificates of deposit, and corporate debt securities are classified as Level 2. Our pricing vendor utilizes industry-standard pricing models that consider various inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities as well as other relevant economic measures. Securities are classified in Level 3 in certain cases where there are unobservable inputs to the valuation in the marketplace. Level 3 financial instruments typically include, in addition to the unobservable inputs, observable components that are validated to external sources.

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

An evaluation is made monthly to determine if unrealized losses related to non-trading investments in securities are other than temporary. Factors considered in determining whether a loss on a marketable security is other than temporary include: (1) the length of time and extent to which the fair value has been below cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent to sell or likelihood to be forced to sell the security before any anticipated recovery.

Finance Receivables

Pre-Acquisition Finance Receivables

Finance receivables originated prior to the acquisition of AmeriCredit Corp. (AmeriCredit) were adjusted to fair value at October 1, 2010. As a result of the acquisition the allowance for loan losses at October 1, 2010 was eliminated and a net discount was recorded on the receivables. The fair value of the receivables was less than the principal amount of those receivables, thus resulting in a discount to par. This discount was attributable, in part, to future credit losses that did not exist at the origination of the receivables.

A non-accretable difference is the excess between a loan's contractually required payments (undiscounted amount of all uncollected principal and contractual interest payments, both past due and scheduled for the future) and the amount of the loan's cash flows expected to be collected. An accretable yield is the excess in the loan's cash flows expected to be collected over the initial investment in the loan, which at October 1, 2010 was fair value.

As a result of purchase accounting GM Financial evaluated the common risk characteristics of the loan portfolio and split it into several pools. GM Financial's policy is to remove a charged off loan individually from a pool based on comparing any amount received with its contractual amount. Any difference between these amounts is absorbed by the non-accretable difference. This removal method assumes that the amount received approximates pool performance expectations. The remaining accretable yield

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

balance is unaffected and any material change in remaining effective yield caused by this removal method is addressed by GM Financial's quarterly cash flow evaluation process for each pool. For loans that are resolved by payment in full there is no release of the non-accretable difference for the pool because there is no difference between the amount received and the contractual amount of the loan.

Any deterioration in the performance of the pre-acquisition receivables will result in recording an incremental provision for loan losses. Improvements in the performance of the pre-acquisition receivables which results in a significant increase in actual or expected cash flows will result first in the reversal of any incremental related allowance for loan losses and then in a transfer of the excess from the non-accretable difference to accretable yield, which will be recorded as finance charge income over the remaining life of the receivables.

Post-Acquisition Finance Receivables and Allowance for Loan Losses

Finance receivables originated after the acquisition of AmeriCredit are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain an allowance for loan losses at a level considered adequate to cover probable credit losses inherent in GM Financial's post-acquisition finance receivables.

The allowance for loan losses is established systematically based on the determination of the amount of probable credit losses inherent in the post-acquisition finance receivables as of the balance sheet date. GM Financial reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses. GM Financial also uses historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the balance sheet date. Assumptions regarding credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above. Should the credit loss assumption or loss confirmation period increase, there would be an increase in the amount of allowance for loan losses required, which would decrease the net carrying value of finance receivables and increase the amount of provision for loan losses recorded on the consolidated statements of operations.

Inventory

Inventories are stated at the lower of cost or market. In connection with fresh-start reporting, we elected to use the FIFO costing method for all inventories previously accounted for by Old GM using the LIFO costing method.

Market, which represents selling price less cost to sell, considers general market and economic conditions, periodic reviews of current profitability of vehicles, product warranty costs and the effect of current incentive offers at the balance sheet date. Market for off-lease and other vehicles is current auction sales proceeds less disposal and warranty costs. Productive material, work in process, supplies and service parts are reviewed to determine if inventory quantities are in excess of forecasted usage, or if they have become obsolete.

Equipment on Operating Leases, net

Equipment on operating leases, net, including leased vehicles within Total GM Financial Assets, is reported at cost, less accumulated depreciation, net of origination fees or costs, and lease incentives. Estimated income from operating lease assets, which includes lease origination fees, net of lease origination costs, is recorded as operating lease revenue on a straight-line basis over the term of the lease agreement. Depreciation of vehicles is provided on a straight-line basis to an estimated residual value over the term of the lease agreement.

We have and Old GM had significant investments in vehicles in operating lease portfolios, which are comprised of vehicle leases to retail customers with lease terms of up to 60 months and vehicles leased to rental car companies with lease terms that average nine months or less. We are and Old GM was exposed to changes in the residual values of those assets. For impairment purposes, the residual values represent estimates of the values of the assets at the end of the lease contracts and are determined based on forecasted auction proceeds when there is a reliable basis to make such a determination. Realization of the residual values is dependent on the future ability to market the vehicles under the prevailing market conditions. The adequacy of the estimate of the residual value is evaluated over the life of the lease and adjustments may be made to the extent the expected value of the vehicle

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

at lease termination changes. Adjustments may be in the form of revisions to the depreciation rate or recognition of an impairment charge. Impairment is determined to exist if the undiscounted expected future cash flows, which include estimated residual values, are lower than the carrying amount of the asset. If the carrying amount is considered impaired, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the anticipated cash flows, including estimated residual values.

In our Automotive operations when a leased vehicle is returned the asset is reclassified from Equipment on operating leases, net to Inventories at the lower of cost or estimated selling price, less cost to sell. In our Automotive Finance operations when a leased vehicle is returned or repossessed the asset is recorded in Other assets at the lower of cost or estimated selling price, less costs to sell, and upon disposition a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset.

Impairment charges related to Equipment on operating leases, net are recorded in Automotive cost of sales or GM Financial operating and other expenses.

Valuation of Cost and Equity Method Investments

When events and circumstances warrant, investments accounted for under the cost or equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an investment below its carrying amount is determined to be other than temporary. In determining if a decline is other than temporary, factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the affiliate and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery are considered. Impairment charges related to equity method investments are recorded in Equity income, net of tax. Impairment charges related to cost method investments are recorded in Interest income and other non-operating, net.

Property, net

Property, plant and equipment, including internal use software, is recorded at cost. Major improvements that extend the useful life or add functionality of property are capitalized. The gross amount of assets under capital leases is included in property, plant and equipment. Expenditures for repairs and maintenance are charged to expense as incurred. We depreciate all depreciable property using the straight-line method. Leasehold improvements are amortized over the period of lease or the life of the asset, whichever is shorter. For depreciable property placed in service before January 2001, Old GM used accelerated depreciation methods. For depreciable property placed in service after January 2001, Old GM used the straight-line method. The amortization of the assets under capital leases is included in depreciation expense. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in earnings. Impairment charges related to property are recorded in Automotive cost of sales or GM Financial operating and other expenses.

Special Tools

Special tools represent product-specific powertrain and non-powertrain related tools, dies, molds and other items used in the vehicle manufacturing process. Expenditures for special tools are recorded at cost and are capitalized. In connection with our application of fresh-start reporting, we began amortizing all non-powertrain special tools over their estimated useful lives using an accelerated amortization method. We amortize powertrain special tools over their estimated useful lives using the straight-line method. Old GM amortized all special tools using the straight-line method over their estimated useful lives.

Goodwill

Goodwill arises from the application of fresh-start reporting and acquisitions accounted for as business combinations. Goodwill is tested for impairment for all reporting units on an annual basis during the fourth quarter, or more frequently, if events occur or circumstances change that would warrant such a review. An impairment charge is recorded for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values of reporting units are established using a discounted cash flow method. Where available and as appropriate, comparative market multiples and the quoted market price for our common stock are used to corroborate the results of the discounted cash flow method. Our reporting units are GMNA, GME, GM Financial and various reporting units within the GMIO and GMSA segments. Due to the integrated nature of our manufacturing operations and the sharing of assets, other resources and vehicle platforms among brands within GMNA and GME and because financial

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

information by brand or country is not discrete below the operating segment level, GMNA and GME do not contain reporting units below the operating segment level. GM Financial also does not contain reporting units below the operating segment level. GMIO and GMSA are less integrated given the lack of regional trade pacts and other unique geographical differences and thus contain separate reporting units below the operating segment level. Goodwill would be reassigned on a relative-fair-value basis to a portion of a reporting unit to be disposed of or upon the reorganization of the composition of one or more of our reporting units, unless the reporting unit was never integrated.

Intangible Assets, net

Intangible assets, excluding Goodwill, primarily include brand names (including defensive intangibles associated with discontinued brands), technology and intellectual property, customer relationships and dealer networks.

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

Amortization of developed technology and intellectual property is recorded in Automotive cost of sales. Amortization of brand names, customer relationships and our dealer networks is recorded in Automotive selling, general and administrative expense or GM Financial operating and other expenses.

Valuation of Long-Lived Assets

The carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business are evaluated for impairment when events and circumstances warrant. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds the fair value for the asset group to be held and used. Product-specific long-lived asset groups are tested for impairment at the platform or vehicle line level. Non-product specific long-lived assets are tested for impairment on a reporting unit basis in GMNA, GME, and GM Financial and tested at or within our various reporting units within our GMIO and GMSA segments. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held for use until disposition. Product-specific assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs.

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

The cost of medical, dental, legal service and life insurance benefits provided through postretirement benefit plans is recorded in the period employees provide service. The cost of postretirement plan amendments that provide for benefits already earned by plan participants is amortized over the expected period of benefit which may be the average period to full eligibility or the average life expectancy of the plan participants, or the period to the plan's termination date for the plan which provides legal services.

An expected return on plan asset methodology is utilized to calculate future pension expense for certain significant funded benefit plans. A market-related value of plan assets methodology is also utilized that averages gains and losses on the plan assets over a period of years to determine future pension expense. The methodology recognizes 60% of the difference between the fair value of assets and the expected calculated value in the first year and 10% of that difference over each of the next four years.

The discount rate assumption is established for each of the retirement-related benefit plans at their respective measurement dates. In the U.S. we use a cash flow matching approach that uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The benefit obligation for pension plans in Canada, the United Kingdom and Germany comprise 92% of the non-U.S. pension benefit obligation at December 31, 2011. The discount rates for plans in Canada, the United Kingdom and Germany are determined using a cash flow matching approach, similar to the U.S. approach.

In countries other than the U.S., Canada, United Kingdom and those located in the Eurozone discount rates are established depending on the local financial markets, using a high quality yield curve based on local bonds, a yield curve adjusted to reflect local conditions using foreign currency swaps or local actuarial standards.

In the U.S., Old GM established a discount rate assumption to reflect the yield of a hypothetical portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to satisfy projected future benefits.

Plan Asset Valuation

Cash Equivalents and Other Short-Term Investments

Money market funds and other similar short-term investment funds are valued using the net asset value per share (NAV) as provided by the investment sponsor or third party administrator. Prices for short-term debt securities are received from independent pricing services or from dealers who make markets in such securities. Independent pricing services utilize matrix pricing which considers readily available inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type as well as dealer supplied prices. Money market mutual funds which provide investors with the ability to redeem their interests on a daily basis and for which NAVs are publicly available are classified in Level 1. Other cash equivalents and short-term investments are classified in Level 2.

Group Annuity Contracts

Group annuity contracts are the contracts entered into with a life insurance company, which are used as a funding instrument for specified benefits payments to be made in accordance with the defined benefit pension plans. The contracts may be backed by one or more separately managed investment accounts, which generally hold investments in high quality fixed income securities. The fair value of each contract depends, to a significant extent, on the values of the units of the separately managed investment accounts backing the contract. The fair value of the separately managed investment account assets is based on the fair value of the underlying securities held which are determined by each of the insurance companies. From time to time, the defined benefit pension plans' liabilities may increase when certain contractually required reserves, as estimated by an insurer under the terms of the contract, exceed the fair value of contract assets. The resulting difference represents an outstanding contract asset deficiency that must be funded by the defined benefit pension plan's sponsor. Group annuity contracts are unallocated arrangements and are classified in Level 3.

Common and Preferred Stock

Common and preferred stock securities for which market prices are readily available by the Company at the measurement date, are valued at the last reported sale price or official closing price on the primary market or exchange on which they are actively traded and are classified in Level 1. Such equity securities for which the market is not considered to be active are valued via the use of observable inputs, which may include, among others, the use of adjusted market prices last available, bids or last available sales prices and/or other observable inputs and are classified in Level 2. Common and preferred stock classified in Level 3 are those privately issued securities or other issues that are valued via the use of valuation models using significant unobservable inputs that generally consider among others, aged (stale) pricing, earnings multiples, discounted cash flows and/or other qualitative and quantitative factors. We may consider other security attributes such as liquidity and market activity in assessing the observability of inputs used by pricing services or dealers, which may affect classification in the fair value hierarchy.

Government, Agency and Corporate Debt Securities

U.S. government and government agency obligations, foreign government and government agency obligations, municipal securities, supranational obligations, corporate bonds, bank notes, floating rate notes, and preferred securities are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Debt securities which are priced via the use of pricing services that utilize matrix pricing which considers readily observable inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type as well as dealer supplied prices, are classified in Level 2. Securities within this category that are typically priced by dealers and pricing services via the use of proprietary pricing models which

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

incorporate significant unobservable inputs are classified in Level 3. These inputs primarily consist of yield and credit spread assumptions. We may consider other security attributes such as liquidity, market activity, price level, credit ratings and geo-political risk in assessing the observability of inputs used by pricing services or dealers, which may affect classification.

Agency and Non-Agency Mortgage and Other Asset-Backed Securities

U.S. and foreign government agency mortgage and asset-backed securities, non-agency collateralized mortgage obligations, commercial mortgage securities, residential mortgage securities and other asset-backed securities are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Securities which are priced via the use of pricing services that utilize matrix pricing which considers readily observable inputs such as prepayment speed assumptions, attributes of the collateral, yield or price of bonds of comparable quality, coupon, maturity and type as well as dealer supplied prices are classified in Level 2. Securities within this category that are typically priced by dealers and pricing services via the use of proprietary pricing models which incorporate significant unobservable inputs are classified in Level 3. These inputs primarily consist of prepayment curves, discount rates, default assumptions and recovery rates. We may consider other security attributes such as liquidity, market activity, price level and other factors in assessing the observability of inputs used by pricing services or dealers, which may affect classification.

Investment Funds, Private Equity and Debt Investments and Real Estate Investments

Investments in exchange traded funds, real estate investment trusts and mutual funds, for which market quotations are generally readily available, are valued at the last reported sale price, official closing price or publicly available NAV (or its equivalent) on the primary market or exchange on which they are traded, and are classified in Level 1. Investments in private investment funds (including hedge funds, private equity funds and real estate funds) are generally valued based on their respective NAV (or its equivalent), as a practical expedient to estimate fair value due to the absence of readily available market prices. Investments which may be fully redeemed at NAV in the near-term are generally classified in Level 2. Investments in funds, which may not be fully redeemed at NAV in the near-term, are generally classified in Level 3.

Investments in private equity, private debt and real estate securities, are generally valued in good faith via the use of the market approach (earnings multiples from comparable companies) or the income approach (discounted cash flow techniques), and consider inputs such as revenue growth and gross margin assumptions, discount rates, discounts for lack of liquidity, market capitalization rates, and the selection of comparable companies. As these valuations incorporate significant unobservable inputs they are classified as Level 3.

Fair value estimates for private investment funds, private equity, private debt, and real estate investments are provided by the respective investment sponsors or investment advisers and are subsequently reviewed and approved by management. In the event management concludes a reported NAV or fair value estimate (collectively, external valuation) does not reflect fair value or is not determined as of the financial reporting measurement date, we will consider whether an adjustment is necessary. In determining whether an adjustment to the external valuation is required, we will review material factors that could affect the valuation, such as changes to the composition or performance of the underlying investment(s) or comparable investments, overall market conditions, expected sale prices for private investments which are probable of being sold in the short term, and other economic factors that may possibly have a favorable or unfavorable effect on the reported external valuation. We may adjust the external valuation to ensure fair value as of the balance sheet date.

Derivatives

Exchange traded derivatives, such as options and futures, for which market quotations are readily available, are valued at the last reported sale price or official closing price on the primary market or exchange on which they are traded and are classified in Level 1. Over-the-counter derivatives, including but not limited to swaps, swaptions and forwards, which are typically valued through independent pricing services with observable inputs are generally classified in Level 2. Derivatives classified in Level 3 are typically valued via the use of pricing models which incorporate significant unobservable inputs, but may also include derivatives which are valued with the use of significant observable inputs which are not subject to corroboration. The inputs part of the model based valuations may include extrapolated or model-derived assumptions such as volatilities and yield and credit spread assumptions.

Due to the lack of timely available market information for certain investments in the asset classes described above as well as the inherent uncertainty of valuation, reported fair values may differ from fair values that would have been used had timely available

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

market information been available.

Extended Disability Benefits

Estimated extended disability benefits are accrued ratably over the employee's active service period using measurement provisions similar to those used to measure our other postretirement benefits (OPEB) obligations. The liability is composed of the future obligations for income replacement, healthcare costs and life insurance premiums for employees currently disabled and those in the active workforce who may become disabled. Future disabilities are estimated in the current workforce using actuarial methods based on historical experience. We record actuarial gains and losses immediately in earnings. Old GM amortized net actuarial gains and losses over the remaining duration of the obligation.

Labor Force

On a worldwide basis, we have and Old GM had a concentration of the workforce working under the guidelines of unionized collective bargaining agreements. At December 31, 2011 48,000 of our U.S. employees (or 62%) were represented by unions, of which 47,000 employees were represented by the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW). The current labor contract with the UAW is effective for a four-year term that began in October 2011 and expires in September 2015. The contract included a $5,000 lump sum payment to each eligible UAW employee in the year ended December 31, 2011 and three additional lump sum payments of $1,000 to be paid annually in the years ending December 31, 2012, 2013 and 2014. These lump sum payments totaling $381 million are being amortized over the four-year contract period.

Job Security Programs

Effective with our current labor agreement the Job Opportunity Bank (JOBS) Program was eliminated and the Supplemental Unemployment Benefit (SUB) program and the Transitional Support Program (TSP) were retained. These modified job security programs provide employees reduced wages and continued coverage under certain employee benefit programs depending on the employee's classification as well as the number of years of service that the employee has accrued. A similar tiered benefit is provided to Canadian Auto Workers Union (CAW) employees. We recognize a liability for these SUB/TSP benefits over the expected service period of employees, based on our best estimate of the probable liability at the measurement date.

Prior to the implementation of the modified job security programs in May 2009, costs for postemployment benefits to hourly employees idled on an other than temporary basis were accrued based on the best estimate of the wage, benefit and other costs to be incurred, and costs related to the temporary idling of employees were expensed as incurred.

Stock Incentive Plans

We measure and record compensation expense for all share-based payment awards based on the award's estimated fair value. We grant awards to our employees through the 2009 Long Term Incentive Plan and the GM Salary Stock Plan. We record compensation expense over the applicable vesting period of an award.

Prior to our public offering in November and December 2010, the fair value of awards granted was based on the estimated fair value of our common stock. Commencing in November 2010 the fair value of our common stock is based on the New York Stock Exchange trading price.

Salary stock awards granted are fully vested and nonforfeitable upon grant, therefore, compensation cost is recorded on the date of grant.

Policy, Warranty and Recall Campaigns

The estimated costs related to policy and product warranties are accrued at the time products are sold and are charged to Automotive cost of sales. These estimates are established using historical information on the nature, frequency and average cost of claims of each vehicle line or each model year of the vehicle line and assumptions about future activity and events. Revisions are made when necessary, based on changes in these factors. Trends of claims are actively studied and actions are taken to improve vehicle quality and minimize claims.

The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued when

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

they are deemed to be probable and can be reasonably estimated.

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

Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. We establish and Old GM established valuation allowances for deferred tax assets based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider and Old GM considered the following possible sources of taxable income when assessing the realization of deferred tax assets:

•Future reversals of existing taxable temporary differences;
•Future taxable income exclusive of reversing temporary differences and carryforwards;
•Taxable income in prior carryback years; and
•Tax-planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors, including but not limited to:

•Nature, frequency, and severity of recent losses;
•Duration of statutory carryforward periods;
•Historical experience with tax attributes expiring unused; and
•Near- and medium-term financial outlook;

It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize and Old GM utilized a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years.

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

We record uncertain tax positions on the basis of a two-step process whereby: (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and (2) for those tax positions that meet the more likely than not recognition, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority.

We record interest and penalties on uncertain tax positions in Income tax expense (benefit). Old GM recorded interest income on uncertain tax positions in Interest income and other non-operating income, net, interest expense in Automotive interest expense and penalties in Automotive selling, general and administrative expense.

Derivative Instruments

We are party to a variety of foreign currency exchange rate, commodity, interest rate swap and interest rate cap derivative contracts entered into in connection with the management of exposure to fluctuations in certain foreign currency exchange rates, commodity prices and interest rates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In connection with certain long-term supply contracts that we have entered into, we have identified embedded derivatives which we have bifurcated for valuation and accounting purposes.

GM Financial is exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on its credit facilities and on certain securitization notes payable. GM Financial's special purpose entities (SPEs) are contractually required to purchase derivative instruments as credit enhancements in connection with securitization transactions and credit facilities. These financial exposures and contractual requirements are managed in accordance with corporate policies and procedures and a risk management control system is used to assist in monitoring hedging programs, derivative positions and hedging strategies. Hedging documentation includes hedging objectives, practices and procedures and the related accounting treatment.

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

All derivatives are recorded at fair value and presented gross in the consolidated balance sheets. Internal models are used to value a majority of derivatives. The models use, as their basis, readily observable market inputs, such as time value, forward interest rates, volatility factors and current and forward market prices for foreign currency exchange rates and commodities. Derivative contracts that are valued based upon models with significant unobservable market inputs, primarily price, are classified in Level 3.

The valuation of derivative liabilities takes into account our nonperformance risk. At December 31, 2011 and 2010 our nonperformance risk was not observable through a liquid credit default swap market. Our nonperformance risk was estimated using internal analysis to develop conclusions on our implied unsecured credit rating, which we used to determine the appropriate credit spread, which would be applied to us by market participants. Prior to receiving published credit ratings we developed our credit rating conclusions using an analysis of comparable industrial companies. At December 31, 2011 and 2010 we incorporated our published credit agency ratings into our credit rating conclusions. Beginning in December 2010 we determined that our non-performance risk no longer represents a significant input in the determination of the fair value of our foreign currency exchange derivatives. Consequently, all automotive operations foreign currency exchange derivative liabilities were reclassified to Level 2.

We record the earnings effect resulting from the change in fair value of automotive operations derivative instruments in Interest income and other non-operating income, net. We record the earnings effect resulting from the change in fair value of derivative instruments entered into by GM Financial in GM Financial operating and other expenses.

Effective changes in fair value of derivatives designated as cash flow hedges are recorded in Cash flow hedging gains (losses), net within a separate component of Accumulated other comprehensive income. Amounts are reclassified from Accumulated other comprehensive income when the underlying hedged item affects earnings. All ineffective changes in fair value are recorded in earnings. We also discontinue hedge accounting prospectively when it is determined that a derivative instrument has ceased to be effective as an accounting hedge or if the underlying hedged cash flow is no longer probable of occurring.

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

Foreign Currency Transactions and Translation

The assets and liabilities of foreign subsidiaries, that use the local currency as their functional currency, are translated to U.S. Dollars based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in Accumulated other comprehensive income. The assets and liabilities of foreign subsidiaries whose local currency is

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

not their functional currency are remeasured from their local currency to their functional currency, and then translated to U.S. Dollars. Revenues and expenses are translated into U.S. Dollars using the average exchange rates prevailing for each period presented.

Gains and losses arising from foreign currency transactions and the effects of remeasurements discussed in the preceding paragraph, are recorded in Automotive cost of sales and GM Financial operating and other expenses unless related to Automotive debt which are recorded in Interest income and other non-operating income, net.

The following table summarizes the effects of foreign currency transactions and remeasurement (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Gain (loss) resulting from foreign currency transactions and remeasurement	$(55)	$(210)	$(755)	$(1,077)

Recently Adopted Accounting Principles

In December 2010 the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2010-28, “Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (ASU 2010-28). The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Any resulting goodwill impairment is recorded as a cumulative-effect adjustment to beginning Retained earnings at the date of adoption with future impairments recorded to earnings. Refer to Note 12 for additional information on the adoption of ASU 2010-28 and its effect on the consolidated financial statements.

In September 2011 the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08). Under the revised guidance entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines on a basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount the first step of the two-step impairment test would be required. If it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then goodwill is not considered to be impaired. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill at least annually for impairment. We adopted ASU 2011-08 effective October 1, 2011. The adoption of this ASU did not have an effect on the conclusions reached during our goodwill impairment assessments performed in the three months ended December 31, 2011.

Accounting Standards Not Yet Adopted

In May 2011 the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). Key provisions of the amendments in ASU 2011-04 include: (1) a prohibition on grouping financial instruments for purposes of determining fair value, except in limited cases; (2) an extension of the prohibition against the use of a blockage factor to all fair value measurements; and (3) a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. For items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant effect on our fair value measurements utilized within the consolidated financial statements.

Note 4. Acquisition and Disposal of Businesses

Acquisition of Additional GM Korea Interests

In March 2011 we completed the acquisition of an additional 6.9% interest in GM Korea Company (GM Korea) for cash of

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

$100 million. The transaction was accounted for as an equity transaction as we retain the controlling financial interest in GM Korea. This transaction reduced our equity attributable to Noncontrolling interests by $134 million and our Accumulated other comprehensive income by $7 million and increased our Capital surplus by $41 million. We now own 77.0% of the outstanding shares of GM Korea.

Acquisition of AmeriCredit

In October 2010 we acquired 100% of the outstanding equity interests of AmeriCredit, an automotive finance company, renamed General Motors Financial Company, Inc., for cash of $3.5 billion. This acquisition allows us to provide a more complete range of financing options to our customers across the U.S. and Canada, specifically focusing on providing additional capabilities in leasing and sub-prime vehicle financing options.

The following table summarizes the consideration paid, acquisition-related costs, and the assets acquired and liabilities assumed recognized at the acquisition date in connection with the acquisition of AmeriCredit (dollars in millions, except per share amounts):

Successor
October 1, 2010
Consideration
Cash paid to AmeriCredit common shareholders of $24.50 per share	$3,327
Cash paid to cancel outstanding stock warrants	94
Cash paid to settle equity-based compensation awards	33
Total consideration	$3,454

Acquisition-related costs(a)	$43

Assets acquired and liabilities assumed
Cash	$538
Restricted cash	1,136
Finance receivables(b)	8,231
Other assets, including identifiable intangible assets	200
Securitization notes payable and other borrowings(c)	(7,564)
Other liabilities	(352)
Identifiable net assets acquired	2,189
Goodwill resulting from the acquisition of AmeriCredit	1,265
$3,454
_________

(a)
Acquisition-related costs of $43 million were expensed as incurred. The acquisition related costs include $27 million recorded in Automotive selling, general and administrative expense and $16 million recorded in GM Financial operating expenses and other.

(b)
The fair value of Finance receivables was determined using a discounted cash flow approach. The contractual cash flows were adjusted for estimated prepayments, defaults, recoveries, finance charge income and servicing costs and discounted using a discount rate commensurate with risks and maturity inherent in the finance contracts. As of the acquisition date, the contractually required payments receivable was $10.7 billion of which $9.7 billion was expected to be collected.

(c)	The fair value of securitization notes payable and other borrowings was principally determined using quoted market rates.

We recorded goodwill in the amount of $1.3 billion for the excess of consideration paid over the fair value of the individual assets acquired and liabilities assumed. Goodwill includes $153 million recorded to establish a valuation allowance for deferred tax assets that was not applicable to GM Financial on a stand-alone basis. All of the goodwill was assigned to the GM Financial reporting unit. The goodwill expected to be tax deductible is $159 million and was generated from previous acquisitions by GM Financial.

The results of operations of GM Financial are included in our results beginning October 1, 2010. The following table summarizes the actual amounts of revenue and earnings of GM Financial included in our consolidated financial statements for the years ended December 31, 2011 and 2010, as well as the supplemental pro forma revenue and earnings of the combined entity for the year

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

ended December 31, 2010 as if the acquisition had occurred on January 1, 2010 and for the periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009, as if the acquisition had occurred on January 1, 2009 (dollars in millions):

	Successor				Predecessor
	GM Financial Amounts For Year Ended December 31, 2011	GM Financial Amounts For Year Ended December 31, 2010	Pro Forma-Combined (Unaudited)		Pro Forma-Combined (Unaudited)
			Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Total net sales and revenue	$1,410	$281	$136,645	$58,215	$48,074
Net income (loss) attributable to stockholders	$440	$90	$6,651	$(4,125)	$109,234

The supplemental pro forma information was adjusted to give effect to the tax effected amortization of a premium on finance receivables and a premium on securitization notes payable and other borrowings, depreciation and amortization related to other assets and acquisition related costs. The pro forma information should not be considered indicative of the results had the acquisition been consummated on January 1, 2010 and January 1, 2009, nor are they indicative of future results.

Sale of Nexteer

In November 2010 we completed the sale of Nexteer Automotive Corporation (Nexteer), a manufacturer of steering components and half-shafts, to Pacific Century Motors. The sale of the Nexteer business included the global steering business which was acquired in October 2009 as discussed under Acquisition of Delphi Businesses below. The 2009 acquisition of Nexteer included 22 manufacturing facilities, six engineering facilities and 14 customer support centers located in North and South America, Europe and Asia.

We received consideration of $426 million in cash and a $39 million promissory note in exchange for 100% of our ownership interest in Nexteer and recorded a gain of $60 million on the sale which is recorded in Interest income and other non-operating income, net. Subsequent to the sale, Nexteer became one of our third party suppliers and we remain a significant customer. During the year ended December 31, 2010 Nexteer recorded revenue of $1.8 billion, of which $939 million were sales to us. During the period from October 6, 2009, the date of acquisition, to December 31, 2009, Nexteer reported revenue of $453 million, of which $218 million were sales to us. We did not provide the pro forma financial information because we do not believe the information was material.

Acquisition of General Motors Strasbourg

In October 2010 we acquired 100% of the outstanding equity interest of General Motors Strasbourg S.A.S. (GMS) for cash of one Euro from MLC. GMS is an entity engaged in the business of developing and manufacturing automatic transmissions for luxury and performance light automotive vehicles which was previously owned by Old GM but retained by MLC in connection with the 363 Sale. MLC was unable to sell GMS and upon notification of their plan to liquidate GMS, we agreed to repurchase the business.

We recorded the fair value of the assets acquired and liabilities assumed as of October 1, 2010 and have included GMS's results of operations and cash flows from that date forward. The following table summarizes the amounts recorded in connection with the acquisition of GMS, which are included in our GME segment (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Successor
October 1, 2010
Assets acquired and liabilities assumed
Cash	$49
Accounts receivable(a)	60
Inventory	56
Property, net	25
Other non-current assets	3
Current liabilities	(116)
Non-current liabilities	(11)
Bargain purchase gain	$66
_________

(a)	Accounts receivable includes $32 million that is due from us.

We determined that the excess of fair value over consideration paid was attributable to potential future restructuring scenarios made necessary due to the uncertainty in sales demand beyond in-place supply agreements. Restructuring costs, if incurred, would be expensed in future periods. As potential future restructuring activities do not qualify to be recorded as a liability in the application of the acquisition method of accounting, none was recorded, and we recorded the excess as a bargain purchase gain, recorded in Interest income and other non-operating income, net. We did not provide the pro forma financial information because we do not believe the information was material.

Sale of India Operations

In December 2009 we and SAIC Motor Hong Kong Investment Limited (SAIC-HK) entered into a joint venture, SAIC GM Investment Limited (HKJV) to invest in automotive projects outside of markets in China, initially focusing on markets in India. In February 2010 we sold certain of our operations in India (GM India), part of our GMIO segment to HKJV, in exchange for a promissory note due in 2013. The amount due under the promissory note may be partially reduced, or increased, based on GM India's cumulative earnings before interest and taxes for the three year period ending December 31, 2012. In connection with the sale we recorded net consideration of $185 million and an insignificant gain. The sale transaction resulted in a loss of control and the deconsolidation of GM India on February 1, 2010. Accordingly, we removed the assets and liabilities of GM India from our consolidated balance sheets and recorded an equity interest in HKJV to reflect cash of $50 million we contributed to HKJV and a $123 million commitment to provide additional capital that we are required to make in accordance with the terms of the joint venture agreement. We recorded a corresponding liability to reflect our obligation to provide additional capital.

In connection with this transaction, we provided an option to SAIC-HK to not participate in future capital injections, which would otherwise be required under certain circumstances. SAIC-HK still held this option at December 31, 2011. The related option liability was $88 million and $24 million at December 31, 2011 and 2010, measured utilizing Level 3 inputs. Total unrealized losses related to this option were $64 million and $3 million in the years ended December 31, 2011 and 2010.

Acquisition of Delphi Businesses

In July 2009 we entered into the Delphi Master Disposition Agreement (DMDA) with Delphi Corporation (Delphi) and other parties. The terms of the DMDA provided a means for Delphi to emerge from bankruptcy and to effectively serve its customers by focusing on its core business. The DMDA settled outstanding claims and assessments against and from MLC, us and Delphi, including the settlement of commitments under the Delphi-GM Settlement Agreements (as defined in Note 20) with limited exceptions, and establishes an ongoing commercial relationship with New Delphi (as subsequently defined). The DMDA also enabled us to access essential components and steering technologies through the businesses we acquired.

We agreed to acquire Nexteer, Delphi's global steering business, which supplied us and other original equipment manufacturers with steering systems and columns, and four domestic facilities that manufacture a variety of automotive components. We and several third party investors agreed to acquire substantially all of Delphi's remaining assets through a newly formed entity, subsequently named Delphi Automotive LLP (New Delphi). We agreed to acquire all the Class A Membership Interests in New Delphi with the other investors acquiring Class B Membership Interests and the Pension Benefit Guarantee Corporation (PBGC) receiving Class C Membership Interests. We also agreed to pay or assume certain Delphi obligations of $1.0 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In October 2009 we consummated the transactions contemplated by the DMDA. We funded the acquisitions, transaction related costs and settlements of certain pre-existing arrangements through net cash payments of $2.7 billion and assumption of liabilities and wind-down obligations of $120 million. We waived our rights to $850 million previously advanced to Delphi and our rights to claims associated with previously transferred pension costs for hourly employees. Of these amounts, we contributed $1.7 billion to New Delphi and paid the PBGC $70 million.

The terms of the DMDA resulted in the settlement of certain obligations related to various commitments accrued as of the transaction date under the Delphi-GM Settlement Agreements. A settlement loss of $127 million was recorded upon consummation of the DMDA. Additional net charges of $49 million were recorded in the three months ended December 31, 2009 associated with the DMDA. Refer to Note 20 for additional information on the Delphi-GM Settlement Agreements.

The following table summarizes the consideration provided under the DMDA and the allocation to its various elements based on their estimated fair values (dollars in millions):

Successor
October 6, 2009
Net cash paid	$2,656
Waived advance agreements, payment terms acceleration agreement and other administrative claims	966
Wind-down obligations and assumed liabilities	120
Total consideration provided	$3,742

Fair value of Nexteer and four facilities	$287
Fair value of Class A Membership Interests in New Delphi	1,912
Separately acquired assets of Delphi	41
Settlement of obligation to PBGC	387
Settlement of other obligations to Delphi	1,066
Expenses of the transaction	49
Allocation of fair value to DMDA elements	$3,742

The following table summarizes the amounts allocated to the fair value of the assets acquired and liabilities assumed of Nexteer and the four domestic facilities, which are included in the results of our GMNA segment (dollars in millions):

Successor
October 6, 2009
Total current assets, primarily accounts and notes receivable, net of $541	$854
Total non-current assets, primarily property, net of $202(a)	305
Total current liabilities, primarily accounts payable of $316	(484)
Total non-current liabilities, primarily other liabilities and deferred income taxes	(374)
Noncontrolling interests	(14)
Fair value of Nexteer and four domestic facilities	$287
__________

(a)
Includes goodwill of $61 million recorded in the GMNA reporting unit that arises from the difference between the economic value of long-term employee related liabilities and their recorded amounts at the time of acquisition and deferred taxes. The total amount of goodwill deductible for tax purposes is expected to be $398 million. The difference between book goodwill and tax goodwill results from different allocations for tax purposes than that utilized for book purposes.

Since we and Old GM historically accounted for a significant portion of Nexteer's and the four domestic facilities' sales and because we were providing subsidies to Delphi related to these facilities, the acquisition of these businesses did not have a significant effect on our consolidated financial results as the costs associated with these facilities have been recorded as inventory costs and recorded in Automotive cost of sales. We did not provide pro forma financial information because we do not believe this information would be material given the intercompany nature of Nexteer and the four domestic facilities sales activity. Refer to Note 20 for

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

additional information on the Nexteer acquisition.

In March 2011 we sold our Class A Membership Interest in New Delphi for $3.8 billion. Refer to Note 10 for additional information.

Saab Bankruptcy and Sale

In February 2009 Saab Automobile AB (Saab), part of our GME segment, filed for protection under the reorganization laws of Sweden. Old GM determined that the reorganization proceeding resulted in a loss of the elements of control necessary for consolidation and therefore Old GM deconsolidated Saab in February 2009. Old GM recorded a loss of $824 million in Other automotive expenses, net related to the deconsolidation. The loss reflected the remeasurement of Old GM's net investment in Saab to its estimated fair value of $0, costs associated with commitments and obligations to suppliers and others, and a commitment to provide up to $150 million of debtor-in-possession (DIP) financing. We acquired Old GM's investment in Saab in connection with the 363 Sale. In August 2009 Saab exited its reorganization proceeding, and we regained the elements of control and consolidated Saab at an insignificant fair value.

In February 2010 we completed the sale of Saab and in May 2010 we completed the sale of Saab Automobile GB to Spyker Cars NV. Of the negotiated cash purchase price of $74 million, we received $50 million at closing and received the remainder in July 2010. We also received preference shares in Saab with a face value of $326 million and an estimated fair value that is insignificant and received $114 million as repayment of the DIP financing that we provided to Saab during 2009. In the year ended December 31, 2010 we recorded a gain of $123 million in Interest income and other non-operating income, net reflecting cash received of $166 million less net assets with a book value of $43 million.

Note 5. Finance Receivables, net

Automotive Financing - GM Financial

The following table summarizes the components of Finance receivables, net (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
Pre-acquisition finance receivables, outstanding balance	$4,366	$7,724
Less: carrying amount adjustment	(339)	(425)
Pre-acquisition finance receivables, carrying amount	4,027	7,299
Post-acquisition finance receivables, net of fees	5,314	924
Total finance receivables	9,341	8,223
Less: allowance for loan losses on post-acquisition finance receivables	(179)	(26)
Total finance receivables, net	$9,162	$8,197

The following table summarizes activity for finance receivables (dollars in millions):

	Successor
	Year Ended December 31, 2011	October 1, 2010 Through December 31, 2010
Pre-acquisition finance receivables, carrying amount, beginning of period	$7,299	$8,231
Post-acquisition finance receivables, beginning of period	924	—
Loans purchased	5,085	935
Charge-offs	(66)	—
Principal collections and other	(3,418)	(765)
Change in carrying amount adjustment on the pre-acquisition finance receivables	(483)	(178)
Balance at end of period	$9,341	$8,223

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the estimated fair value, carrying amount and various methods and assumptions used in valuing GM Financial's finance receivables (dollars in millions):

	Successor
	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Finance receivables, net(a)	$9,162	$9,386	$8,197	$8,186
__________

(a)
The fair value is estimated based upon forecasted cash flows discounted using a pre-tax weighted-average cost of capital (WACC). The forecast includes factors such as prepayment, defaults, recoveries and fee income assumptions.

Finance contracts are purchased by GM Financial from automobile dealers without recourse, and accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

At December 31, 2011 and 2010 the accrual of finance charge income has been suspended on delinquent finance receivables based on contractual amounts due of $439 million and $491 million.

GM Financial reviews its pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from its initial investment in the pre-acquisition portfolio to determine if the difference is attributable, at least, in part to credit quality. At December 31, 2011 as a result of improvements in the credit performance of the pre-acquisition portfolio, which resulted in an increase of expected cash flows of $261 million, GM Financial transferred the excess non-accretable discount to accretable yield. GM Financial will recognize this excess as finance charge income over the remaining life of the portfolio.

The following table summarizes accretable yield (dollars in millions):

	Successor
	Year Ended December 31, 2011	October 1, 2010 Through December 31, 2010
Balance at beginning of period	$1,201	$1,436
Accretion of accretable yield	(725)	(235)
Transfer from non-accretable discount	261	—
Balance at end of period	$737	$1,201

The following table summarizes activity for the allowance for post-acquisition loan losses (dollars in millions):

	Successor
	Year Ended December 31, 2011	October 1, 2010 Through December 31, 2010
Balance at beginning of period	$26	$—
Provision for loan losses	178	26
Charge-offs	(66)	—
Recoveries	41	—
Balance at end of period	$179	$26

Credit Quality

Credit bureau scores, generally referred to as FICO scores, are determined during GM Financial's automotive loan origination process. The following table summarizes the credit risk profile of finance receivables by FICO score band, determined at origination (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	December 31, 2011	December 31, 2010
FICO score less than 540	$2,133	$1,328
FICO score 540 to 599	4,167	3,396
FICO score 600 to 659	2,624	2,758
FICO score greater than 660	756	1,166
Balance at end of period(a)	$9,680	$8,648
__________

(a)	Balance at end of period is the sum of pre-acquisition finance receivables - outstanding balance and post-acquisition finance receivables, net of fees.

Delinquency

The following summarizes the contractual amount of finance receivables, which is not materially different than the recorded investment, more than 30 days delinquent, but not yet in repossession, and in repossession, but not yet charged off (dollars in millions):

	Successor
	December 31, 2011		December 31, 2010
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts
31-to-60 days	$517	5.3%	$535	6.2%
Greater-than-60 days	182	1.9%	212	2.4%
Total finance receivables more than 30 days delinquent	699	7.2%	747	8.6%
In repossession	27	0.3%	28	0.3%
Total finance receivables more than 30 days delinquent and in repossession	$726	7.5%	$775	8.9%

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average age of the portfolio, seasonality within the calendar year and economic factors.

Note 6. Securitizations

Automotive Financing - GM Financial

The following table summarizes securitization activity and cash flows from consolidated SPEs used for securitizations (dollars in millions):

	Successor
	Year Ended December 31, 2011	October 1, 2010 Through December 31, 2010
Receivables securitized	$4,828	$743
Net proceeds from securitization	$4,550	$700
Servicing Fees
Variable interest entities	$201	$46
Net Distributions from Trusts
Variable interest entities	$852	$216

GM Financial retains servicing responsibilities for receivables transferred to certain securitization SPEs. At December 31, 2011

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

and 2010 GM Financial serviced finance receivables that have been transferred to certain SPEs of $7.9 billion and $7.2 billion.

Note 7. Marketable Securities

Automotive

The following tables summarize information regarding marketable securities (dollars in millions):

	Successor
	December 31, 2011
		Unrealized		Fair	Fair Value Measurements on a Recurring Basis
	Cost	Gains	Losses	Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$5,214	$2	$—	$5,216	$—	$5,216	$—
Sovereign debt	143	—	—	143	—	143	—
Certificates of deposit	178	—	—	178	—	178	—
Corporate debt	4,566	3	4	4,565	—	4,565	—
Total available-for-sale securities	10,101	5	4	10,102	—	10,102	—
Trading securities(a)
Equity	39	—	5	34	34	—	—
Sovereign debt	5,951	18	33	5,936	—	5,936	—
Other debt	77	1	2	76	—	76	—
Total trading securities	6,067	19	40	6,046	34	6,012	—
Total marketable securities	$16,168	$24	$44	$16,148	$34	$16,114	$—
________

(a)	Unrealized gains/losses on trading securities are primarily related to remeasurement of CAD denominated securities.

	Successor
	December 31, 2010
		Unrealized		Fair	Fair Value Measurements on a Recurring Basis
	Cost	Gains	Losses	Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$2,023	$—	$—	$2,023	$—	$2,023	$—
Sovereign debt	773	—	—	773	—	773	—
Certificates of deposit	954	—	—	954	—	954	—
Corporate debt	1,670	1	2	1,669	—	1,669	—
Total available-for-sale securities	5,420	1	2	5,419	—	5,419	—
Trading securities
Equity	34	5	1	38	21	17	—
Sovereign debt	28	4	—	32	—	32	—
Other debt	67	1	2	66	—	66	—
Total trading securities	129	10	3	136	21	115	—
Total marketable securities	$5,549	$11	$5	$5,555	$21	$5,534	$—

We maintained trading securities of $84 million and $89 million as compensating balances to support letters of credit of $70 million and $74 million at December 31, 2011 and 2010. We have access to these securities in the normal course of business; however, the letters of credit may be withdrawn if the minimum collateral balance is not maintained.

The following table summarizes sales proceeds from investments in marketable securities classified as available-for-sale and

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

sold prior to maturity (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Sales proceeds	$1,556	$11	$3	$185

The following table summarizes the fair value of investments classified as available-for-sale securities by contractual maturity at December 31, 2011 (dollars in millions):

	Successor
	Amortized Cost	Fair Value
Due in one year or less	$8,413	$8,414
Due after one year through five years	1,688	1,688
Total contractual maturities of available-for-sale securities	$10,101	$10,102

The following table summarizes marketable securities classified as cash equivalents and restricted marketable securities measured at fair value on a recurring basis (dollars in millions):

	Successor
	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents
U.S. government and agency	$—	$239	$—	$239	$—	$1,085	$—	$1,085
Sovereign debt	—	987	—	987	—	523	—	523
Certificates of deposit	—	2,028	—	2,028	—	2,705	—	2,705
Money market funds	1,339	—	—	1,339	4,844	—	—	4,844
Commercial paper	—	5,112	—	5,112	—	3,807	—	3,807
Total marketable securities classified as cash equivalents	$1,339	$8,366	$—	$9,705	$4,844	$8,120	$—	$12,964
Restricted marketable securities
Money market funds	$383	$—	$—	$383	$345	$—	$—	$345
Sovereign debt	—	15	—	15	—	1,011	—	1,011
Other	—	164	—	164	—	118	—	118
Total marketable securities classified as restricted marketable securities	$383	$179	$—	$562	$345	$1,129	$—	$1,474

Automotive Financing - GM Financial

The following table summarizes marketable securities classified as Other assets and Restricted cash measured at fair value on a recurring basis (dollars in millions):

	Successor
	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$1,435	$—	$—	$1,435	$1,119	$—	$—	$1,119

Note 8. Inventories

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Automotive

The following table summarizes the components of Inventories (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
Productive material, supplies and work in process	$6,486	$5,487
Finished product, including service parts	7,838	6,638
Total inventories	$14,324	$12,125

Note 9. Equipment on Operating Leases, net

Automotive

Equipment on operating leases, net is comprised of vehicle sales to daily rental car companies and to retail customers.

The following table summarizes information related to Equipment on operating leases, net (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
Equipment on operating leases	$2,691	$2,843
Less: accumulated depreciation	(227)	(275)
Equipment on operating leases, net	$2,464	$2,568

The following table summarizes depreciation expense and impairment charges related to Equipment on operating leases, net (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Depreciation expense	$431	$500	$568	$275
Impairment charges	$151	$49	$18	$63

The following tables summarize leased vehicles measured at fair value (all of which utilized Level 3 inputs) on a nonrecurring basis subsequent to initial recognition (dollars in millions):

Successor
Fair Value Measurements Using
	Fair Value Range of Measures	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Year ended December 31, 2011	$ 200-922	$—	$—	$ 200-922
Year ended December 31, 2010	$ 537-668	$—	$—	$ 537-668
Period July 10, 2009 through December 31, 2009	$ 543-567	$—	$—	$ 543-567

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Predecessor
Fair Value Measurements Using
	Fair Value Range of Measures	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Period January 1, 2009 through July 9, 2009	$ 539-2,057	$—	$—	$ 539-2,057

Fair value measurements of vehicles leased to rental car companies utilized projected cash flows from anticipated future auction proceeds. Fair value measurements of automotive retail leases utilized discounted projected cash flows from lease payments and anticipated future auction proceeds.

Automotive Financing - GM Financial

GM Financial originates leases in the U.S. and Canada that are recorded as operating leases. A Canadian subsidiary of GM Financial originates and sells leases to a third party with servicing retained. At December 31, 2011 this subsidiary was servicing leased vehicles of $1.0 billion for this third-party.

The following table summarizes equipment on operating leases, net (dollars in millions):

Successor
December 31, 2011
Equipment on operating leases - leased vehicles	$860
Less: accumulated depreciation	(75)
Equipment on operating leases, net	$785

The following table summarizes depreciation expense related to equipment on operating leases, net (dollars in millions):

Successor
Year Ended December 31, 2011
Depreciation expense	$70

The following table summarizes minimum rental payments due to GM Financial as lessor under operating leases (dollars in millions):

	2012	2013	2014	2015	2016
Minimum rental receipts under operating leases	$153	$147	$100	$36	$5

Note 10. Equity in Net Assets of Nonconsolidated Affiliates

Automotive

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used, due to the ability to exert significant influence over decisions relating to their operating and financial affairs.

The following tables summarizes information regarding equity in income (loss), net of tax and gain on disposal of investments and disposition of interest in nonconsolidated affiliates (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Ally Financial				$(1,097)
Gain on conversion of UST Ally Financial Loan				2,477
Total equity in income of and disposition of interest in Ally Financial				$1,380

China JVs	$1,511	$1,297	$460	$300
New Delphi (including gain on disposition)	1,727	117	(1)	—
Others	(46)	24	38	(239)
Total equity income, net of tax and gain on disposal of investments	$3,192	$1,438	$497	$61

We received dividends from nonconsolidated affiliates of $1.2 billion, $685 million and $134 million in the years ended December 31, 2011 and 2010 and the period July 10, 2009 through December 31, 2009, and Old GM received dividends of $220 million in the period January 1, 2009 through July 9, 2009. At December 31, 2011 we had undistributed earnings including dividends declared but not received, of $1.6 billion related to our nonconsolidated affiliates.

Investment in China JVs

The following table summarizes our direct ownership interests in our Chinese joint ventures, collectively referred to as China JVs:

	Successor
	December 31, 2011	December 31, 2010
Shanghai General Motors Co., Ltd. (SGM)	49%	49%
Shanghai GM Norsom Motor Co., Ltd. (SGM Norsom)	25%	25%
Shanghai GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
Shanghai GM Dong Yue Powertrain (SGM DYPT)	25%	25%
SAIC-GM-Wuling Automobile Co., Ltd. (SGMW)	44%	44%
FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%	50%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Shanghai Chengxin Used Car)	33%	33%
SAIC General Motors Sales Co., Ltd. (SGMS)	49%

Sales and income of our China JVs are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income, net of tax and gain on disposal of investments.

SGM is a joint venture established in 1997 by SAIC (51%) and us (49%). SGM has interests in three other joint ventures in China: SGM Norsom, SGM DY and SGM DYPT. These three joint ventures are jointly held by SGM (50%), SAIC (25%) and us (25%). These four joint ventures are engaged in the production, import, and sale of a comprehensive range of products under the brands of Buick, Chevrolet and Cadillac. SGM also has interests in Shanghai OnStar (20%) and Shanghai Chengxin Used Car (33%).

SGMS is a joint venture established in November 2011 by SAIC (51%) and us (49%) to engage in the sales of the imported brands of Buick, Chevrolet and Cadillac and the sales of automobiles manufactured by SGM.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

In November 2010 we purchased an additional 10% interest in SGMW from the Liuzhou Wuling Motors Co., Ltd. and Liuzhou Mini Vehicles Factory, collectively the Wuling Group, for cash of $52 million plus an agreement to provide technical services to the Wuling Group for a period of three years. As a result of this transaction we own 44%, SAIC owns 50.1% and certain Liuzhou investors own 5.9% of the outstanding stock of SGMW.

Sale of New Delphi

In March 2011 we sold our Class A Membership Interests in New Delphi to New Delphi for $3.8 billion. The Class A Membership Interests sold represented 100% of our direct and indirect interests in New Delphi and 100% of New Delphi's Class A Membership Interests issued and outstanding. The sale terminated any direct and indirect obligation to loan New Delphi up to $500 million under a term loan facility established in October 2009 when New Delphi was created and the Class A Membership Interests were issued. New Delphi had not borrowed under this loan facility. In March 2011 we recorded a gain of $1.6 billion related to the sale in Equity income, net of tax and gain on disposal of investments. Our existing supply contracts with New Delphi were not affected by this transaction.

Impairment of Investment in HKJV

In March 2011 there was a change in the local tax regulations which significantly extended the period of time over which GM India will receive certain value added tax based investment incentives. The delay in recovery of these incentives significantly affected GM India's cash flow and earnings before interest and income taxes forecasts, resulting in a decrease in the fair value of HKJV. The fair value of our investment in HKJV at March 31, 2011 was determined to be $112 million compared to a carrying amount of $151 million. The loss in value was determined to be other than temporary and, therefore, we recorded an impairment charge of $39 million in the three months ended March 31, 2011. In addition we recorded other charges totaling $67 million related to our investment in the HKJV in the three months ended March 31, 2011. Refer to Note 4 for additional information related to HKJV.

VMM Deconsolidation

In June 2011 we entered into a new shareholder agreement with Fiat Powertrain Technologies SPA related to VM Motori (VMM) in Italy. Under the new shareholder agreement, we retain 50% ownership but no longer have control. Accordingly, we removed the assets and liabilities of VMM, which included allocated goodwill of $36 million from our GME reporting unit, from our consolidated balance sheets and recorded an equity interest in the amount of $46 million.

Investment in and Summarized Financial Data of Nonconsolidated Affiliates

The following table summarizes the carrying amount of investments in nonconsolidated affiliates (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
China JVs	$6,452	$6,133
New Delphi	—	2,043
Other investments	338	353
Total equity in net assets of nonconsolidated affiliates	$6,790	$8,529

At December 31, 2011 and 2010 the carrying amount of our investments in certain joint ventures exceeded our share of the underlying net assets by $3.8 billion. These differences are primarily related to the application of fresh-start reporting, of which $3.3 billion was allocated to goodwill and the remainder was allocated to the underlying assets and liabilities, primarily intangibles, and are being amortized over their useful lives.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table presents summarized financial data for all of our nonconsolidated affiliates, excluding Ally Financial (dollars in millions):

	Successor
	China JVs December 31, 2011	Others December 31, 2011	Total December 31, 2011	China JVs December 31, 2010	Others December 31, 2010	Total December 31, 2010
Summarized Balance Sheet Data
Current assets	$10,882	$2,274	$13,156	$9,689	$9,708	$19,397
Non-current assets	5,293	1,863	7,156	4,147	5,001	9,148
Total assets	$16,175	$4,137	$20,312	$13,836	$14,709	$28,545

Current liabilities	$10,526	$1,492	$12,018	$8,931	$4,745	$13,676
Non-current liabilities	651	934	1,585	580	2,232	2,812
Total liabilities	$11,177	$2,426	$13,603	$9,511	$6,977	$16,488

Non-controlling interests	$948	$—	$948	$766	$474	$1,240

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009(a)
Summarized Operating Data
China JV's net sales	$30,511	$25,395	$18,098
Others' net sales	4,242	17,500	7,457
Total net sales	$34,753	$42,895	$25,555

China JV's net income	$3,203	$2,808	$1,636
Others' net income (loss)	(13)	656	161
Total net income	$3,190	$3,464	$1,797
__________

(a)
Summarized financial information is not included for a joint venture which remained with MLC at July 9, 2009. Old GM recognized an equity loss of $243 million in the period January 1, 2009 through July 9, 2009.

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and automobile parts, and we purchase component parts and vehicles from certain nonconsolidated affiliates for resale to dealers. The following tables summarize the effects of transactions with nonconsolidated affiliates, excluding transactions with Ally Financial which are disclosed in Note 28 (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Results of Operations
Automotive sales and revenue	$3,266	$2,910	$899	$596
Automotive purchases, net	$1,044	$2,881	$1,190	$737
Automotive selling, general and administrative expense	$16	$3	$(19)	$(19)
Automotive interest expense	$20	$16	$—	$—
Interest income and other non-operating income (expense), net	$34	$43	$14	$(9)

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	December 31, 2011	December 31, 2010
Financial Position
Accounts and notes receivable, net	$1,785	$1,618
Accounts payable (principally trade)	$342	$641
Deferred revenue and customer deposits	$150	$9

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Cash Flows
Operating	$3,624	$719	$538	$546
Investing	$(27)	$(74)	$(67)	$—

Ally Financial Common and Preferred Stock

GM

On July 10, 2009 we acquired the investment in Ally Financial's common and preferred stocks in connection with the 363 Sale.

In December 2009 the United States Department of the Treasury (UST) made a capital contribution to Ally Financial of $3.8 billion. The UST also exchanged all of its existing Ally Financial non-convertible preferred stock for mandatory convertible preferred securities valued at $5.3 billion and converted mandatory convertible preferred securities valued at $3.0 billion into Ally Financial common stock. These actions resulted in the dilution of our investment in Ally Financial common stock from 24.5% to 16.6%, of which 6.7% was held directly and 9.9% was held indirectly through an independent trust.

In December 2010 the UST agreed to convert 110 million shares of preferred securities into 532 thousand shares of common stock. This resulted in the dilution of our investment in Ally Financial common stock from 16.6% to 9.9%, of which 4.0% was held directly and 5.9% was held indirectly through an independent trust. In May 2011 we transferred the 4.0% of shares we owned directly to the independent trust. In December 2011, in response to a letter from the trustee requesting that the life of the trust be extended, the Federal Reserve agreed to extend the trust from December 2011 to December 2013. Pursuant to previous commitments to reduce influence over and ownership in Ally Financial, the trustee, who is independent of us, has the sole authority to vote and is required to dispose of all Ally Financial common stock held in the trust by December 24, 2013. We can cause the trustee to return any Ally Financial common stock to us to hold directly, so long as our directly held voting and total common equity interests remain below 10.0%. At December 31, 2011 and 2010 our equity ownership in Ally Financial was 9.9%.

Fair Value and Impairment of Ally Financial Common and Preferred Stock

We estimated the fair value of Ally Financial common stock using a market approach that applies the average price to tangible book value multiples of comparable companies to the consolidated Ally Financial tangible book value. The significant inputs used in our fair value analyses included Ally Financial's December 31, 2011 and 2010 financial statements, financial statements and price to tangible book value multiples of comparable companies in the banking and finance industry, and the effects of certain Ally Financial Shareholder rights described below. The measurement of Ally Financial common stock is a Level 3 fair value measurement.

At December 31, 2011 we determined the carrying amount of our investment in Ally Financial common stock exceeded our estimate of its fair value. Our current estimate of fair value results from broader macroeconomic uncertainties and volatility in the financial markets including the eurozone debt crisis, continued heightened risk of recession and concerns about Ally Financial's mortgage related operations. Our estimate considered the potential effect of contractual provisions held by the UST who may receive incremental ownership interest in Ally Financial depending upon Ally Financial's equity value at the time of a successful public offering or private sale. These contractual provisions could result in significant dilution of our ownership interest. Based

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

on an evaluation of the duration and severity of this decline in fair value, we have concluded the impairment is other than temporary. As a result we have recorded an impairment charge of $555 million in Interest income and other non-operating income, net to reduce our investment to its current estimated fair value of $403 million.

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

The following table summarizes the carrying amount and estimated fair value of Ally Financial common and preferred stock (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
Common stock
Carrying amount	$403	$964
Fair value	$403	$1,031
Preferred stock
Carrying amount		$665
Fair value		$1,055

At December 31, 2009 we determined that indicators were present that suggested our investments in Ally Financial common and preferred stock could be impaired. Such indicators included the continuing deterioration in Ally Financial's mortgage operations, as evidenced by the strategic actions Ally Financial took in December 2009 to position itself to sell certain mortgage assets. These actions resulted in Ally Financial recording an increase in its provision for loan losses of $2.4 billion in the three months ended December 31, 2009. These indicators also included Ally Financial's receipt of $3.8 billion of additional financial support from the UST on December 30, 2009. As a result of these impairment indicators, we evaluated the fair value of our investments in Ally Financial common and preferred stock and recorded an impairment charge of $270 million related to our Ally Financial common stock to record the investment at its estimated fair value of $970 million.

Old GM

In January 2009 Old GM received a loan from the UST to purchase 190,921 Class B Common Membership Interests in Ally Financial. The UST had the option to convert outstanding amounts under the loan into a maximum of 190,921 shares of Ally Financial's Class B Common Membership Interests on a pro rata basis. In May 2009 the UST exercised this option, the outstanding principal and interest under the loan was extinguished, and Old GM recorded a net gain of $483 million. The net gain was comprised of a gain on the disposition of Ally Financial Common Membership Interests of $2.5 billion recorded in Equity in income of and disposition of interest in Ally Financial and a loss on extinguishment of the loan of $2.0 billion recorded in Loss on extinguishment of debt. After the exchange, Old GM's ownership was reduced to 24.5% of Ally Financial's Common Membership Interests.

Ally Financial converted its status to a C corporation effective June 30, 2009. At that date, Old GM began to account for its investment in Ally Financial using the cost method rather than the equity method as Old GM could not exercise significant influence over Ally Financial. Prior to converting to a C corporation, Old GM's investment in Ally Financial was accounted for in a manner similar to an investment in a limited liability partnership and the equity method was applied because Old GM's influence was more than minor. In connection with Ally Financial's conversion into a C corporation, each unit of each class of Ally Financial Membership Interests was converted into shares of capital stock of Ally Financial with substantially the same rights and preferences as such Membership Interests.

The following table summarizes financial information of Ally Financial for the period Ally Financial was accounted for as a nonconsolidated affiliate (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Six Months Ended June 30, 2009
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

Ally Financial - Preferred and Common Membership Interests

The following table summarizes the activity with respect to the investment in Ally Financial Common and Preferred Membership Interests for the period Ally Financial was accounted for as a nonconsolidated affiliate (dollars in millions):

	Predecessor
	Ally Financial Common Membership Interests	Ally Financial Preferred Membership Interests
Balance at January 1, 2009	$491	$43
Old GM's proportionate share of Ally Financial's losses(a)	(1,130)	(7)
Investment in Ally Financial Common Membership Interests	884	—
Gain on disposition of Ally Financial Common Membership Interests	2,477	—
Conversion of Ally Financial Common Membership Interests	(2,885)	—
Other, primarily accumulated other comprehensive loss	163	—
Balance at June 30, 2009	$—	$36
__________

(a)
Due to impairment charges and Old GM's proportionate share of Ally Financial's losses, the carrying amount of Old GM's investments in Ally Financial Common Membership Interests was reduced to $0. Old GM recorded its proportionate share of Ally Financial's remaining losses to its investment in Ally Financial Preferred Membership Interests.

Note 11. Property, net

Automotive

The following table summarizes the components of Property, net (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	Estimated Useful Lives (Years)	December 31, 2011	December 31, 2010
Land	—	$2,496	$2,536
Buildings and improvements	5-40	4,670	4,324
Machinery and equipment	3-27	10,651	8,727
Construction in progress	—	3,068	1,754
Real estate, plants, and equipment		20,885	17,341
Less: accumulated depreciation		(4,601)	(3,277)
Real estate, plants, and equipment, net		16,284	14,064
Special tools, net	1-15	6,673	5,171
Total property, net		$22,957	$19,235

The following table summarizes the amount of interest capitalized and excluded from Automotive interest expense related to Property, net (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Capitalized interest	$91	$62	$21	$28

The following table summarizes the amount of capitalized software included in Property, net (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
Capitalized software in use, net	$276	$287
Capitalized software in the process of being developed	$111	$96

The following table summarizes depreciation, impairment charges and amortization expense related to Property, net, recorded in Automotive cost of sales, Automotive selling, general and administrative expense and Other automotive expenses, net (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Depreciation and amortization of long-lived assets	$3,596	$3,574	$2,218	$5,925
Impairment charges of long-lived assets(a)	81	240	2	566
Total depreciation, impairment charges and amortization expense	$3,677	$3,814	$2,220	$6,491

Capitalized software amortization expense(b)	$202	$195	$132	$136
__________

(a)
The fair value of related assets was determined to be $0 in the years ended December 31, 2011 and 2010 and the period from July 10, 2009 through December 31, 2009 and $0 to $85 million in the period from January 1, 2009 through July 9, 2009 measured utilizing level 3 inputs. Fair value measurements of long-lived assets utilized projected cash flows discounted at a rate commensurate with the perceived business risks related to the assets involved.

(b)	Included in Total depreciation, impairment charges and amortization expense.

Old GM initiated restructuring plans prior to the 363 Sale to reduce the total number of powertrain, stamping and assembly plants and to eliminate certain brands and nameplates. In addition, MLC retained certain assets that we did not acquire in connection with the 363 Sale and were deemed not to have a useful life beyond July 9, 2009. Old GM recorded incremental depreciation and

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

amortization on certain of these assets as they were expected to be utilized over a shorter period of time than their previously estimated useful lives. We record incremental depreciation and amortization for changes in useful lives subsequent to the initial determination. Old GM recorded incremental depreciation and amortization of approximately $2.8 billion in the period January 1, 2009 through July 9, 2009.

Note 12. Goodwill
Consolidated
The following table summarizes the changes in the carrying amounts of Goodwill (dollars in millions):

	Successor
	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Balance at January 1, 2010	$26,409	$3,335	$771	$157	$30,672	$—	$30,672
Reporting unit reorganization	—	(82)	82	—	—	—	—
Goodwill acquired(a)	—	—	—	—	—	1,265	1,265
Disposals	(17)	—	(2)	—	(19)	—	(19)
Effect of foreign currency translation and other	2	(200)	50	8	(140)	—	(140)
Balance at December 31, 2010	26,394	3,053	901	165	30,513	1,265	31,778
Effect of adoption of ASU 2010-28	—	(1,466)	—	—	(1,466)	—	(1,466)
Impairment charges	—	(1,016)	(270)	—	(1,286)	—	(1,286)
Deconsolidation of entity(b)	—	(36)	—	—	(36)	—	(36)
Goodwill acquired	5	—	—	—	5	14	19
Effect of foreign currency translation and other	—	46	(21)	(14)	11	(1)	10
Balance at December 31, 2011	$26,399	$581	$610	$151	$27,741	$1,278	$29,019

Accumulated impairment charges at January 1, 2010	$—	$—	$—	$—	$—	$—	$—
Accumulated impairment charges at December 31, 2010	$—	$—	$—	$—	$—	$—	$—
Accumulated impairment charges at December 31, 2011(c)	$—	$(2,482)	$(270)	$—	$(2,752)	$—	$(2,752)
_________

(a)	Refer to Note 4 for additional information concerning the acquisition of AmeriCredit.

(b)	Refer to Note 10 for additional information concerning the deconsolidation of VMM.

(c)	Includes impairment charges of $1.5 billion recorded as a cumulative-effect adjustment to beginning Retained earnings due to the adoption of ASU 2010-28.

We adopted the provisions of ASU 2010-28 on January 1, 2011 and performed Step 2 of the goodwill impairment testing analysis for our GME reporting unit which had a negative carrying amount resulting in the recognition of a cumulative-effect adjustment to beginning Retained earnings. GME continued to have a negative carrying amount and because it was more likely than not further goodwill impairment existed at December 31, 2011 and at March 31, 2011 we recorded impairment charges of $1.0 billion in the year ended December 31, 2011. Refer to Note 3 for additional information on ASU 2010-28.

In the three months ended December 31, 2011, 2010 and 2009 we performed our annual goodwill impairment testing as of October 1 for all reporting units. Based on this testing we determined that goodwill was impaired for our GM Korea reporting unit at October 1, 2011. Subsequent to our 2011 annual impairment testing we reversed a deferred tax asset valuation allowance for our GM Holden, Ltd. (Holden) reporting unit that resulted in the carrying amount of this reporting unit exceeding its fair value and determined that there was an event-driven impairment in our GM Korea reporting unit. As such we recorded Goodwill impairment charges of $270 million in the three months ended December 31, 2011 within our GMIO segment. These goodwill impairment charges primarily represent the decrease in the fair value-to-U.S. GAAP differences (which originated upon our application of fresh-start reporting in 2009) resulting from the reversal of valuation allowances in Holden.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The impairment charges recorded as a result of the initial adoption of ASU 2010-28 and the annual and event-driven goodwill impairment tests in the year ended December 31, 2011 represent the net decreases in implied goodwill resulting primarily from decreases in the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting. The net decreases resulted primarily from a decrease in our nonperformance risk and an improvement in our incremental borrowing rates since July 10, 2009. At certain of the testing dates the net decrease also resulted from an increase in the high quality corporate bond rates utilized to measure our employee benefit obligations and a decrease in credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk. In addition, for the purpose of deriving an implied goodwill balance, deterioration in the business outlook for certain reporting units resulted in a reduction in the amount of deferred taxes giving rise to goodwill through the application of Accounting Standards Codification (ASC) 805, “Business Combinations” (ASC 805) and an increase in estimated employee benefit obligations.

In the year ended December 31, 2011 our market capitalization (including the fair value of our preferred stock and warrants) declined and at times it approximated our recorded Total equity. The fair values of our reporting units determined in our annual goodwill impairment test decreased from the prior year, with the fair values of our GME and GM Korea reporting units decreasing below their carrying amounts. The decrease in GME was driven primarily by a higher level of anticipated economic weakness in Europe in the near- and medium-term. The decrease in GM Korea was driven by a higher level of anticipated economic weakness in certain markets to which GM Korea exports coupled with lower forecasted margins resulting from higher raw material costs and unfavorable foreign exchange rates.

The valuation methodologies utilized to perform our goodwill impairment testing were consistent with those used in our application of fresh-start reporting on July 10, 2009 and in any subsequent annual or event-driven goodwill impairment tests and utilized Level 3 measures. Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly we calculated the implied goodwill for those reporting units failing Step 1 in the same manner that goodwill is recognized in a business combination pursuant to ASC 805.

The following table summarizes the goodwill balances and key assumptions utilized for each of our reporting units that required a Step 2 analysis (dollars and vehicles in millions):

				Industry Sales(c)		Market Share(c)
	Goodwill(b)	WACC	Long-Term Growth Rates	2011/2012	2015/2016	2011/2012	2015/2016
GME - At January 1, 2011	$3,053	17.0%	0.5%	18.4	22.0	6.6%	7.4%
GME - At March 31, 2011	$1,661	16.5%	0.5%	18.4	22.0	6.6%	7.4%
GME - At October 1, 2011	$1,246	17.5%	0.5%	19.4	21.7	6.7%	7.0%
GME - At December 31, 2011	$1,193	18.5%	0.5%	19.4	22.3	6.3%	6.9%
GM Korea - At October 1, 2011(a)	$615	15.5%	3.0%	81.0	97.1	1.4%	1.1%
GM Korea - At December 31, 2011(a)	$596	15.5%	3.0%	81.0	97.1	1.4%	1.1%
Holden - At December 31, 2011	$197	14.0%	2.0%	1.2	1.3	12.5%	12.6%
_________

(a)	Industry sales and market share are based on global industry volumes because GM Korea exports vehicles globally.

(b)	Goodwill balance is before any adjustments, if any, for goodwill impairments.

(c)	GME amounts at January 1, 2011 and March 31, 2011 are 2011 through 2015 and GME amounts at December 31, 2011 are 2012 through 2016. All others amounts are 2012 through 2015.

During our Step 2 analyses we determined the fair values of these reporting units had not increased sufficiently to give rise to implied goodwill other than the goodwill arising from the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon application of fresh-start reporting. On certain of our testing dates our Step 2 analyses indicated GME's, GM Korea's and Holden's implied goodwill was less than their recorded goodwill; therefore, goodwill was adjusted at various dates in the year ended December 31, 2011.

Future goodwill impairments that may be material could be recognized should the recent economic uncertainty continue, our equity price decline on a sustained basis, global economies enter into another recession and industry growth stagnates, or should we release deferred tax asset valuation allowances in certain tax jurisdictions (which could occur in the near future if additional

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

positive evidence becomes available).

In these circumstances future goodwill impairments would largely be affected by decreases in the fair value-to-U.S.-GAAP differences that have occurred subsequent to our application of fresh-start reporting. The decrease may occur upon; (1) an improvement in our credit rating; (2) a decrease in credit spreads between high quality corporate bond rates and market interest rates thus resulting in a decrease in the spread between our employee benefit related obligations under U.S. GAAP and their fair values; and/or (3) a change in the fair values of our estimated employee benefit obligations. A decrease would also occur upon reversal of our deferred tax asset valuation allowances. Any declines would have a negative effect on our earnings that could be material.

Our fair value estimates for annual and event-driven impairment tests assume the achievement of the future financial results contemplated in our forecasted cash flows and there can be no assurance that we will realize that value. The estimates and assumptions used are subject to significant uncertainties, many of which are beyond our control, and there is no assurance that anticipated financial results will be achieved.

Note 13. Intangible Assets, net

Automotive

The following table summarizes the components of Intangible assets, net (dollars in millions):

	Successor
	December 31, 2011				December 31, 2010
	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	3	$7,749	$5,080	$2,669	3	$7,751	$3,650	$4,101
Brands	36	5,408	372	5,036	37	5,439	222	5,217
Dealer network and customer relationships	20	2,134	318	1,816	20	2,172	199	1,973
Favorable contracts	30	514	200	314	26	526	120	406
Other	1	17	14	3	2	19	9	10
Total amortizing intangible assets	24	15,822	5,984	9,838	21	15,907	4,200	11,707
Non amortizing in process research and development		175	—	175		175	—	175
Total intangible assets		$15,997	$5,984	$10,013		$16,082	$4,200	$11,882

The following table summarizes the amortization expense related to intangible assets (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Amortization expense related to intangible assets	$1,799	$2,560	$1,584	$44

The following table summarizes estimated amortization expense related to intangible assets in each of the next five years (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Estimated Amortization Expense
2012	$1,561
2013	$1,228
2014	$611
2015	$313
2016	$314

Note 14. Restricted Cash and Marketable Securities

Cash and marketable securities subject to contractual restrictions and not readily available are classified as Restricted cash and marketable securities. Restricted cash and marketable securities are invested in accordance with the terms of the underlying agreements.

Automotive

At December 31, 2011 and 2010 we held securities of $0.6 billion and $1.5 billion that were classified as Restricted cash and marketable securities. Refer to Note 7 for additional information on securities classified as Restricted cash and marketable securities.

The following table summarizes the components of Restricted cash and marketable securities (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
Current
Canadian Health Care Trust (HCT)(a)	$—	$1,008
Other(b)	206	232
Total current restricted cash and marketable securities	206	1,240
Non-current
Collateral for insurance related activities	407	588
Other(b)	505	572
Total non-current restricted cash and marketable securities	912	1,160
Total restricted cash and marketable securities	$1,118	$2,400
__________

(a)
Under the terms of an escrow agreement between General Motors of Canada Limited (GMCL), the Export Development Canada (EDC) and an escrow agent, GMCL established an $893 million escrow to fund certain of its healthcare obligations. In the year ended December 31, 2011 $772 million of the escrow funds were used to fund the healthcare obligations and the escrow arrangement was terminated. The remaining funds held in escrow of $225 million were no longer subject to restrictions and were released to us.

(b)	Includes amounts related to various letters of credit, deposits, escrows and other cash collateral requirements.

Automotive Financing - GM Financial

The following table summarizes the components of Restricted cash (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
Securitization notes payable and credit facilities	$1,056	$1,057
Other(a)	59	33
Total restricted cash	$1,115	$1,090
__________

(a)	Pledged in association with derivative transactions and cash collections related to leases serviced for a third party.

Note 15. Variable Interest Entities

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Consolidated VIEs

Automotive

VIEs that we do not control through a majority voting interest that are consolidated because we are the primary beneficiary include certain vehicle assembling, manufacturing, and selling venture arrangements, the most significant of which is GM Egypt. We consolidated GM Egypt in January 2010 in connection with our adoption of amendments to ASC 810, "Consolidation". GM Egypt, a 31% owned operating entity, assembles and manufactures vehicles. Certain voting and other rights permit us to direct those activities of GM Egypt that most significantly affect its economic performance. At December 31, 2011 and 2010 (1) Total assets recognized for these consolidated VIEs were $463 million and $481 million, which were comprised of Cash and cash equivalents, Accounts and notes receivables, net, Inventories, and Property, net; and (2) Total liabilities were $298 million and $307 million, which were comprised of Accounts payable (principally trade), and Accrued and other liabilities. Liabilities recognized as a result of consolidating VIEs generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of the VIEs' operations and cannot be used to satisfy our obligations. In the years ended December 31, 2011 and 2010 Total net sales and revenue recorded for these consolidated VIEs were $748 million and $753 million and Net income was $61 million and $84 million, the most significant of which were attributable to GM Egypt. Prior to 2010, Total assets and liabilities recognized were not significant.

GM Korea, a non-wholly owned consolidated subsidiary that we control through a majority voting interest, is also a VIE because in the future it may require additional subordinated financial support. The creditors of GM Korea's short-term debt of $171 million and $70 million, current derivative liabilities of $44 million and $111 million and long-term debt of $7 million and $835 million at December 31, 2011 and 2010 do not have recourse to our general credit. In February 2011 we provided a guarantee to a minority shareholder in GM Korea to repurchase GM Korea's preferred shares according to the redemption schedule should GM Korea not repurchase the shares. This guarantee decreased the amount of long-term debt which did not have recourse to our general credit in the year ended December 31, 2011.

Automotive Financing - GM Financial

GM Financial finances its loan and lease origination volume through the use of credit facilities and securitization trusts that issue asset-backed securities to investors. GM Financial retains a residual interest in these entities and is not required to provide any additional financial support to its sponsored credit facilities and securitization SPEs. The SPEs are considered VIEs because they do not have sufficient equity at risk and are consolidated because GM Financial has the power over those activities that most significantly affect the economic performance of the SPEs. Refer to Notes 5, 6 and 17 for additional information on GM Financial's involvement with the SPEs. The finance receivables, leased assets and other assets held by these subsidiaries are not available to our creditors or creditors of our other subsidiaries.

Nonconsolidated VIEs

Automotive

VIEs that are not consolidated include certain vehicle assembling, manufacturing, and selling venture arrangements and other automotive related entities to which we provide financial support, including American Axle and Manufacturing Holdings, Inc. (American Axle), Ally Financial and HKJV. We concluded these entities are VIEs because they do not have sufficient equity at risk or will require additional subordinated financial support. We currently lack the power through voting or similar rights to direct those activities of these entities that most significantly affect their economic performance. Our variable interests in these nonconsolidated VIEs include accounts and notes receivable, equity in net assets, guarantees and financial support, some of which were provided to certain current or previously divested suppliers in order to ensure that supply needs for production were not disrupted due to a supplier's liquidity concerns or possible shutdowns.

The following table summarizes the amounts recorded for nonconsolidated VIEs and the related off-balance sheet guarantees and maximum exposure to loss, excluding Ally Financial that is disclosed in Note 28 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2011		December 31, 2010
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Assets
Accounts and notes receivable, net	$1	$1	$108	$108
Equity in net assets of nonconsolidated affiliates	190	186	274	274
Other assets	1	1	60	59
Total assets	$192	$188	$442	$441

Liabilities
Accounts payable (principally trade)	$—	$—	$1	$—
Other liabilities	198	—	44	—
Total liabilities	$198	$—	$45	$—

Off-Balance Sheet
Loan commitments		$15		$100
Other guarantees		—		3
Other liquidity arrangements		220		223
Total guarantees and liquidity arrangements		$235		$326

Refer to Notes 10 and 28 for additional information on Ally Financial, including our maximum exposure to loss under agreements with Ally Financial and our recorded investment in Ally Financial. Refer to Notes 4 and 10 for additional information on our investment in HKJV.

Note 16. Accrued Liabilities and Other Liabilities and Deferred Income Taxes

Automotive

The following table summarizes the components of Accrued liabilities and Other liabilities and deferred income taxes (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	December 31, 2011	December 31, 2010
Current
Dealer and customer allowances, claims and discounts	$6,820	$6,885
Deposits from rental car companies	4,883	5,037
Deferred revenue	1,128	1,104
Policy, product warranty and recall campaigns	3,061	2,587
Payrolls and employee benefits excluding postemployment benefits	1,993	2,141
Taxes other than income taxes	782	1,083
Other	4,089	5,207
Total accrued liabilities	$22,756	$24,044

Non-current
Deferred revenue	$1,284	$753
Policy, product warranty and recall campaigns	3,539	4,202
Employee benefits excluding postemployment benefits	1,380	1,549
Postemployment benefits including facility idling reserves	1,674	1,574
Deferred income taxes	913	1,207
Other	3,546	3,736
Total other liabilities and deferred income taxes	$12,336	$13,021

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Beginning balance	$6,789	$7,030	$7,193	$8,491
Warranties issued and assumed in period	3,062	3,204	1,388	1,069
Payments	(3,740)	(3,662)	(1,797)	(1,851)
Adjustments to pre-existing warranties	565	210	66	(153)
Effect of foreign currency translation	(76)	7	180	63
Liability adjustment, net due to the deconsolidation of Saab(a)	—	—	—	(77)
Ending balance	$6,600	$6,789	$7,030	7,542
Effect of application of fresh-start reporting				(349)
Ending balance including effect of application of fresh-start reporting				$7,193
__________

(a)	In August 2009 Saab's warranty liability was classified as held for sale at December 31, 2009.

Note 17. Short-Term and Long-Term Debt

Automotive

Short-Term Debt and Long-Term Debt

The following table summarizes the components of our short-term debt and long-term debt (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	December 31, 2011	December 31, 2010
Short-term debt
Wholesale financing(a)	$1,081	$1,054
Korea mandatorily redeemable preferred shares	312	—
Capital leases	139	129
Other short-term debt and current portion of long-term debt	150	433
Total automotive short-term debt and current portion of long-term debt	1,682	1,616
Long-term debt
HCT Notes	1,141	—
Korea mandatorily redeemable preferred shares	666	835
Capital leases	853	532
Other long-term debt(a)	953	1,647
Total long-term debt	3,613	3,014
Total automotive debt(b)	$5,295	$4,630
Fair value of debt(c)	$5,467	$4,840

Available under short-term line of credit agreements	$560	$445
Available under long-term line of credit agreements	$5,307	$5,474
Interest rate range on outstanding debt(d)	0.0-19.0%	0.0-16.7%
Weighted-average interest rate on outstanding short-term debt(d)	5.0%	5.7%
Weighted-average interest rate on outstanding long-term debt(d)	3.6%	2.7%
__________

(a)	Includes debt obligations to Ally Financial of $1.1 billion at December 31, 2011 and 2010.

(b)	Net of a $1.6 billion and $1.9 billion discount at December 31, 2011 and 2010.

(c)
We determined the fair value of debt based on a discounted cash flow model which used benchmark yield curves plus a spread that represented the yields on traded bonds of companies with comparable credit ratings and risk profiles.

(d)	Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

The following table summarizes our short-term and long-term debt by collateral type (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
Unsecured debt	$3,065	$2,011
Secured debt(a)	1,238	1,958
Capital leases	992	661
Total automotive debt	$5,295	$4,630
__________

(a)	Includes wholesale financing of dealer inventory.

Wholesale Financing

Wholesale financing represents arrangements, primarily with Ally Financial, where cash is received in advance of the final sale of vehicles, parts and accessories to our dealers or ultimate consumer. These obligations typically settle through the sale and delivery of our product and generally do not require cash outflows to settle. Balances under these facilities fluctuate period to period based on the volume of vehicles financed.

HCT Notes

As part of the establishment of the Health Care Trust (HCT) to provide retiree healthcare benefits to certain active and retired

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

employees in Canada, we issued notes to the HCT with a fair value of $1.1 billion in October 2011. We recorded a premium of $42 million at issuance. The notes accrue interest at an annual rate of 7.0%. The notes are due in periodic installments through 2018. We may prepay these notes at any time. Refer to Note 18 for additional information on the HCT settlement.

Korea Preferred Shares

GM Korea has non-convertible mandatorily redeemable preferred shares outstanding of $978 million and $835 million at December 31, 2011 and December 31, 2010. Dividends accrue at a rate of 2.5% through October 2012 at which time the rate increases to 7.0% and remains in effect through 2017. The preferred shares are redeemable in periodic installments through 2017. In February 2011 we provided a guarantee to repurchase the preferred shares according to the redemption schedule if GM Korea does not have sufficient legally distributable earnings to redeem the shares. GM Korea has the option to redeem the shares early provided sufficient legally distributable earnings exist.

Secured Revolving Credit Facility

In October 2010 we entered into a five year, $5.0 billion secured revolving credit facility which includes a letter of credit sub-facility of up to $500 million. Additionally, we can use collateral under the revolving credit facility to support up to $2.0 billion of other obligations. While we do not believe that we will draw on the secured revolving credit facility to fund operating activities, the facility is expected to provide additional liquidity and financing flexibility. Availability under the secured revolving credit facility is subject to borrowing base restrictions.

Our obligations under the secured revolving credit facility are guaranteed by certain of our domestic subsidiaries and by substantially all of our domestic assets, including accounts receivable, inventory, property, plants, and equipment, real estate, intercompany loans, intellectual property and trademarks. Obligations are also secured by the equity interests in certain of our direct domestic subsidiaries, as well as up to 65% of the voting equity interests in certain of our direct foreign subsidiaries, in each case, subject to certain exceptions. The collateral securing the secured revolving credit facility does not include, among other assets, cash, cash equivalents, marketable securities, as well as our investment in GM Financial and our equity interests in our China JVs and in GM Korea. If we receive an investment grade corporate rating from two or more of the credit rating agencies: Fitch Ratings, Moody's Investor Service and Standard & Poor's, we may no longer have to post collateral under the terms of the facility.

Interest rates on obligations under the secured revolving credit facility are based on prevailing per annum interest rates for Eurodollar loans or an alternative base rate plus an applicable margin, in each case, based upon the credit rating assigned to the debt evidenced by the secured revolving credit facility.

UST Credit Agreement

On July 10, 2009 we entered into a loan agreement with the UST, as amended (UST Credit Agreement) and assumed debt of $7.1 billion maturing on July 10, 2015 which Old GM incurred under its secured superpriority debtor-in-possession credit agreement with the UST and EDC (DIP Facility). In April 2010 we repaid the full outstanding amount of $4.7 billion using funds from our escrow account. Amounts repaid under the agreement may not be reborrowed.

While we have repaid the loans from the UST in full, certain of the covenants in the UST Credit Agreement and the executive compensation and corporate governance provisions of Section 111 of the Emergency Economic Stabilization Act of 2008, as amended, including the Interim Final Rule implementing Section 111 (the Interim Final Rule), remain in effect until the earlier to occur of the UST ceasing to own direct or indirect equity interests in us or our ceasing to be a recipient of exceptional financial assistance, as determined pursuant to the Interim Final Rule, and impose obligations on us with respect to, among other things, certain expense policies, executive privileges and compensation requirements.

VEBA Notes

In 2009 in connection with the 363 Sale, we entered into the VEBA Note Agreement and issued notes (VEBA Notes) of $2.5 billion to the UAW Retiree Medical Benefits Trust (New VEBA). The VEBA Notes had an implied interest rate of 9.0% per annum. In October 2010 we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Notes of $2.8 billion, which resulted in a gain of $198 million included in Gain (loss) on extinguishment of debt.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Canadian Loan Agreement and EDC Loan Facility

On July 10, 2009 we entered into the amended and restated loan agreement with the EDC and assumed a $1.3 billion term loan (Canadian Loan) from the EDC under a loan and security agreement entered into in April 2009 (EDC Loan Facility) maturing on July 10, 2015. In March 2010 and December 2009 we made quarterly payments of $194 million and $192 million on the Canadian Loan. In April 2010 we repaid in full the outstanding amount of the Canadian Loan of $1.1 billion. Amounts repaid under the agreement may not be reborrowed.

Technical Defaults and Covenant Violations

Several of our loan facilities, including our secured revolving credit facility require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings. No technical defaults or covenant violations existed at December 31, 2011.

Automotive Financing - GM Financial

The following table summarizes the estimated fair value, carrying amount and various methods and assumptions used in valuing GM Financial's debt (dollars in millions):

	Successor
	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
Credit facilities
Medium-term note facility	$294	$294	$490	$490
Syndicated warehouse facility	621	621	278	278
Lease funding facilities	181	181	—	—
Bank funding facility	3	3	64	64
Total credit facilities	1,099	1,099	832	832
Securitization notes payable	6,938	6,946	6,128	6,107
Senior notes and convertible senior notes(b)	501	511	72	72
Total GM Financial debt	$8,538	$8,556	$7,032	$7,011
__________

(a)
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

(b)	Senior notes and convertible senior notes are included in GM Financial Other liabilities.

Senior Notes and Convertible Senior Notes

In June 2011 GM Financial issued 6.75% senior notes of $500 million which are due in June 2018 with interest payable semiannually. In July 2011 proceeds of $71 million from this offering were used to redeem all of GM Financial's outstanding 8.50% senior notes due in 2015. The remaining proceeds are to be used for general corporate purposes.

As a result of the acquisition of AmeriCredit, the holders of previous senior notes and convertible senior notes had the right to require GM Financial to repurchase some or all of their notes as provided in the indentures for such notes. During the three months ended December 31, 2010 GM Financial repurchased convertible senior notes and senior notes of $463 million.

Credit Facilities

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes further details regarding terms and availability of GM Financial's credit facilities at December 31, 2011 (dollars in millions):

	Successor
	Facility Amount	Advances Outstanding	Assets Pledged	Restricted Cash Pledged(a)
Syndicated warehouse facility(b)	$2,000	$621	$821	$17
U.S. lease warehouse facility(c)	$600	—	—	—
Canada lease warehouse facility(d)	$589	181	274	1
Medium-term note facility(e)		294	322	84
Bank funding facility		3	—	—
		$1,099	$1,417	$102
__________

(a)	These amounts do not include cash collected on finance receivables pledged of $35 million which is included in GM Financial Restricted cash at December 31, 2011.

(b)	In February 2011 GM Financial extended the maturity date of the syndicated warehouse facility to May 2012 and increased the borrowing capacity to $2.0 billion from $1.3 billion.

(c)
In January 2012 GM Financial extended the maturity date of the lease warehouse facility for lease originations in the U.S. to January 2013. Borrowings on the facility are collateralized by leased assets.

(d)
In July 2011 GM Financial Canada Leasing Ltd., a subsidiary of GM Financial entered into a lease warehouse facility for lease originations in Canada that matures in July 2012. Borrowings on the facility are collateralized by leased assets. The facility amount represents CAD $600 million at December 31, 2011.

(e)
The revolving period under this facility has ended and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

Credit Facility Covenants

GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain of its credit facilities. The credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios including portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios, as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements or restrict GM Financial's ability to obtain additional borrowings under this facility. At December 31, 2011 GM Financial was in compliance with all covenants in its credit facilities. Refer to Note 14 for additional discussion on GM Financial's restricted cash.

Securitization Notes Payable

Securitization notes payable represents debt issued by GM Financial in securitization transactions. Debt issuance costs are amortized over the expected term of the securitizations on an effective yield basis. As a result of the acquisition, GM Financial recorded a purchase accounting premium of $133 million that is being amortized over the expected term of the notes. At December 31, 2011 and 2010 unamortized purchase accounting premium of $43 million and $107 million is included in Securitization notes payable.

The following table summarizes Securitization notes payable (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	December 31, 2011					December 31, 2010
Year of Transactions	Maturity Dates(a)	Original Note Amounts	Original Weighted- Average Interest Rates	Total Receivables Pledged	Note Balance	Note Balance
2006	January 2014	$1,200	5.4%	$69	$63	$537
2007	October 2013 - March 2016	$1,000 - 1,500	5.2% - 5.5%	844	794	1,610
2008	October 2014 - April 2015	$500 - 750	6.0% - 10.5%	503	171	501
2009	January 2016 - July 2017	$227 - 725	2.7% - 7.5%	416	298	494
2010	June 2016 - January 2018	$200 - 850	2.2% - 3.8%	2,015	1,756	2,683
2011	February 2017 - March 2019	$800 - 1,000	2.4% - 2.9%	4,078	3,813	N/A
BV2005				N/A	N/A	28
LB2006				N/A	N/A	168
				$7,925	6,895	6,021
Purchase accounting premium					43	107
Total securitization notes payable					$6,938	$6,128
__________

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

Securitization Notes Payable Covenants

With respect to GM Financial's securitization transactions covered by a financial guaranty insurance policy, agreements with the insurers provide that if portfolio performance ratios (delinquency, cumulative default or cumulative net loss) in a trust's pool of receivables exceed certain targets, the specified credit enhancement levels would be increased.

Agreements with GM Financial's financial guaranty insurance providers contain additional specified targeted portfolio performance ratios that are higher than those described in the preceding paragraph. If, at any measurement date, the targeted portfolio performance ratios with respect to any insured trust were to exceed these higher levels, provisions of the agreements permit GM Financial's financial guaranty insurance providers to declare the occurrence of an event of default and terminate GM Financial's servicing rights to the receivables transferred to that trust. At December 31, 2011 no such servicing right termination events have occurred with respect to any of the trusts formed by GM Financial.

Interest Expense

Consolidated

The following table summarizes interest expense (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Loans from UST(a)	$—	$117	$226	$4,006
Canadian loan(b)	—	26	46	173
VEBA Notes	—	166	—	—
Old GM contingent convertible debt	—	—	—	176
Ally Financial, primarily wholesale financing	63	243	121	100
Other	477	546	301	973
Total Automotive interest expense	540	1,098	694	5,428
GM Financial interest expense	204	37
Total interest expense	$744	$1,135	$694	$5,428
__________

(a)	Includes Old GM’s borrowings under the UST Loan Agreement, as amended, entered into in December 2008 (UST Loan Agreement) and DIP Facility.

(b)	Includes Old GM’s EDC Loan Facility.

Long-Term Debt Maturities

Consolidated

The following table summarizes contractual long-term debt maturities including capital leases (dollars in millions):

	At December 31, 2011
	Automotive	Automotive Financing(a)	Total
2012	$493	$4,263	$4,756
2013	164	1,482	1,646
2014	269	1,022	1,291
2015	404	720	1,124
2016	295	422	717
Thereafter	4,038	586	4,624
	$5,663	$8,495	$14,158
__________

(a)	GM Financial credit facilities and securitization notes payable are based on expected payoff date. Senior notes and convertible senior notes principal amounts are based on maturity.

At December 31, 2011 future interest payments on automotive capital lease obligations were $755 million. GM Financial does not have capital lease obligations at December 31, 2011.

Old GM

Secured Revolving Credit Facility, U.S. Term Loan and Secured Credit Facility

In March 2009 Old GM entered into an agreement to amend its $1.5 billion U.S. term loan. Because the terms of the amended U.S. term loan were substantially different than the original terms, due primarily to the revised borrowing rate, Old GM accounted for the amendment as a debt extinguishment. As a result, Old GM recorded the amended U.S. term loan at fair value and recorded a gain on the extinguishment of the original loan facility of $906 million in the period January 1, 2009 through July 9, 2009.

In connection with the relief sought under U.S. bankruptcy laws (Chapter 11 Proceedings), Old GM's $4.5 billion secured revolving credit facility, $1.5 billion U.S. term loan and $125 million secured credit facility were paid in full on June 30, 2009.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Old GM recorded a loss of $958 million in Reorganization gains, net related to the extinguishments of the debt due primarily to the face value of the U.S. term loan exceeding the carrying amount.

Contractual interest expense not accrued or recorded on pre-petition debt was $200 million in the period January 1, 2009 through July 9, 2009 (includes contractual interest expense related to contingent convertible debt of $44 million).

Contingent Convertible Debt

Old GM adopted the provisions of ASC 470-20, “Debt with Conversion and Other Options” (ASC 470-20) in January 2009, with retrospective application to prior periods. At July 9, 2009 Old GM's contingent convertible debt outstanding was $7.4 billion, comprised of principal of $7.9 billion and unamortized discounts of $551 million. Upon adoption of ASC 470-20, the effective interest rate on Old GM's outstanding contingent convertible debt ranged from 7.0% to 7.9%. In connection with the 363 Sale, MLC retained the contingent convertible debt.

The following table summarizes the components of interest expense related to contingent convertible debt (dollars in millions):

Predecessor
January 1, 2009 Through July 9, 2009
Interest accrued or paid(a)	$176
Amortization of discounts	51
Interest expense	$227
__________

(a)	Contractual interest expense not accrued or recorded on pre-petition debt as a result of the Chapter 11 Proceedings totaled $44 million in the period January 1, 2009 through July 9, 2009.

Note 18. Pensions and Other Postretirement Benefits

Consolidated

Employee Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans

Defined benefit pension plans covering eligible U.S. hourly employees (hired prior to October 15, 2007) and Canadian hourly employees generally provide benefits of negotiated, stated amounts for each year of service and supplemental benefits for employees who retire with 30 years of service before normal retirement age. Non-skilled trade hourly U.S. employees hired after October 15, 2007 participate in a defined benefit cash balance plan which was frozen on January 2, 2012 and will be terminated in 2012 subject to regulatory approvals. In September 2010 the U.S. hourly defined benefit pension plan was amended to create a legally separate new defined benefit pension plan for entry level participants who are covered by the cash balance benefit formula. The underlying benefits offered to plan participants were unchanged. The benefits provided by the defined benefit pension plans covering eligible U.S. (hired prior to January 1, 2001) and Canadian salaried employees and employees in certain other non-U.S. locations are generally based on years of service and compensation history. There is also an unfunded nonqualified pension plan covering certain U.S. executives for service prior to January 1, 2007, and it is based on an “excess plan” for service after that date.

In January 2012 we amended the U.S. salaried pension plan to cease the accrual of additional benefits effective September 30, 2012. Active plan participants will receive additional contributions in the defined contribution plan starting in October 2012. This amendment will result in a curtailment, with an insignificant expense effect, and reduce the projected benefit obligation by approximately $300 million.

Pension Contributions

The funding policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable law and regulations or to directly pay benefit payments where appropriate. At December 31, 2011 all legal funding requirements had been met. We expect to contribute $100 million to our U.S. non-qualified plans and $740 million to our non-

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

U.S. pension plans in 2012.

The following table summarizes contributions made to the defined benefit pension plans or direct payments to plan beneficiaries (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
U.S. hourly and salaried	$1,962	$4,095	$31	$57
Non-U.S.	836	777	4,287	529
Total	$2,798	$4,872	$4,318	$586

We made a contribution in January 2011 to our U.S. hourly and salaried defined benefit pension plans of 61 million shares of our common stock valued at $2.2 billion for funding purposes at the time of contribution. The contributed shares qualified as a plan asset for funding purposes at the time of contribution and as a plan asset valued at $1.9 billion for accounting purposes in July 2011. This was a voluntary contribution above our funding requirements for the pension plans.

Other Postretirement Benefit Plans

Certain hourly and salaried defined benefit plans provide postretirement medical, dental, legal service and life insurance to eligible U.S. and Canadian retirees and their eligible dependents. Certain other non-U.S. subsidiaries have postretirement benefit plans, although most non-U.S. employees are covered by government sponsored or administered programs.

OPEB Contributions

The following table summarizes contributions to the U.S. OPEB plans (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Employer contributions	$426	$651	$1,528	$1,947
Plan participants' contributions.	13	53	172	169
Total contributions	$439	$704	$1,700	$2,116

For the year ended December 31, 2011 we also contributed $1.9 billion to the independent HCT consisting of restricted cash of $0.8 billion and notes payable of $1.1 billion.

Defined Contribution Plans

We have a defined contribution plan for eligible U.S. salaried employees. This plan provides discretionary matching contributions which we instituted in October 2009. U.S. hourly employees hired after October 1, 2007 participate in a defined contribution plan. Contributions are also made to certain non-U.S. defined contribution plans.

The following table summarizes our consolidated contributions to defined contribution plans (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Total contributions	$297	$241	$100	$70

Significant Plan Amendments, Benefit Modifications and Related Events

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Remeasurements

The change in benefit obligation for the years ended December 31, 2011 and 2010 include interim remeasurements. For the year ended December 31, 2010 there were no significant remeasurements, curtailments or settlements as a result of changes to the underlying benefits offered to the plan participants.

In the three months ended September 30, 2011 a plan which provides legal services to U.S. hourly employees and retirees was remeasured as a result of our current labor agreement provisions which terminate the plan effective December 31, 2013. The termination has been accounted for as a negative plan amendment resulting in a decrease in the OPEB liability and a pre-tax increase of $266 million in the prior service credit component of Accumulated other comprehensive income, which will be amortized through December 31, 2013.

Canadian Health Care Trust

In October 2011 pursuant to a June 2009 agreement between GMCL and the CAW an independent HCT was implemented to provide retiree healthcare benefits to certain active and retired employees. Concurrent with the implementation of the HCT, GMCL was legally released from all obligations associated with the cost of providing retiree healthcare benefits to CAW retirees and surviving spouses by the class action process and to CAW active employees as of June 8, 2009. We accounted for the related termination of CAW hourly retiree healthcare benefits as a settlement, and recorded a gain of $749 million as a component of Automotive cost of sales. The settlement gain represents the difference between the healthcare plan obligation of $3.1 billion (as of the implementation date) and the fair value of the notes and restricted cash contributed totaling $1.9 billion, and recognition of $414 million of accumulated other comprehensive losses.

Pension and OPEB Obligations and Plan Assets

The following tables summarize the change in benefit obligations and related plan assets (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	Year Ended December 31, 2011
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Change in benefit obligations
Beginning benefit obligation	$103,395	$24,762	$5,667	$4,252
Service cost	494	399	23	30
Interest cost	4,915	1,215	265	186
Plan participants' contributions	—	7	13	9
Amendments	(6)	(10)	(284)	(2)
Actuarial losses	8,494	1,530	548	343
Benefits paid	(8,730)	(1,561)	(439)	(180)
Early retirement reinsurance program receipts	—	—	29	—
Foreign currency translation adjustments	—	(508)	—	(128)
Canadian healthcare trust settlement	—	—	—	(3,051)
Curtailments, settlements and other	—	(69)	—	31
Ending benefit obligation	108,562	25,765	5,822	1,490
Change in plan assets
Beginning fair value of plan assets	91,007	14,903	—	—
Actual return on plan assets	10,087	686	—	—
Employer contributions	1,962	836	426	171
Plan participants' contributions	—	7	13	9
Benefits paid	(8,730)	(1,561)	(439)	(180)
Foreign currency translation adjustments	—	(258)	—	—
Settlements	—	(34)	—	—
Other	23	(38)	—	—
Ending fair value of plan assets	94,349	14,541	—	—
Ending funded status	$(14,213)	$(11,224)	$(5,822)	$(1,490)
Amounts recorded in the consolidated balance sheets
Non-current assets	$—	$61	$—	$—
Current liabilities	(99)	(324)	(411)	(65)
Non-current liabilities	(14,114)	(10,961)	(5,411)	(1,425)
Net amount recorded	$(14,213)	$(11,224)	$(5,822)	$(1,490)
Amounts recorded in Accumulated other comprehensive income (loss)
Net actuarial loss	$(1,352)	$(2,498)	$(1,003)	$(177)
Net prior service credit	15	19	251	76
Total recorded in Accumulated other comprehensive income (loss)	$(1,337)	$(2,479)	$(752)	$(101)

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	Year Ended December 31, 2010
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Change in benefit obligations
Beginning benefit obligation	$101,571	$24,374	$5,788	$3,797
Service cost	451	386	21	32
Interest cost	5,275	1,187	288	200
Plan participants' contributions	—	7	53	9
Amendments	2	(5)	3	—
Actuarial losses	5,251	168	255	185
Benefits paid	(9,149)	(1,447)	(740)	(173)
Foreign currency translation adjustments	—	189	—	200
Divestitures	(6)	(75)	(2)	—
Curtailments, settlements, and other	—	(22)	1	2
Ending benefit obligation	103,395	24,762	5,667	4,252
Change in plan assets
Beginning fair value of plan assets	84,500	14,027	31	—
Actual return on plan assets	11,561	1,234	5	—
Employer contributions	4,095	777	651	164
Plan participants' contributions	—	7	53	9
Benefits paid	(9,149)	(1,447)	(740)	(173)
Foreign currency translation adjustments	—	505	—	—
Divestitures	—	(59)	—	—
Settlements	—	(174)	—	—
Other	—	33	—	—
Ending fair value of plan assets	91,007	14,903	—	—
Ending funded status	$(12,388)	$(9,859)	$(5,667)	$(4,252)
Amounts recorded in the consolidated balance sheets
Non-current assets	$—	$72	$—	$—
Current liabilities	(93)	(332)	(440)	(185)
Non-current liabilities	(12,295)	(9,599)	(5,227)	(4,067)
Net amount recorded	$(12,388)	$(9,859)	$(5,667)	$(4,252)
Amounts recorded in Accumulated other comprehensive income (loss)
Net actuarial gain (loss)	$3,609	$(701)	$(460)	$(259)
Net prior service credit	10	12	—	85
Total recorded in Accumulated other comprehensive income (loss)	$3,619	$(689)	$(460)	$(174)

The following table summarizes the total accumulated benefit obligations (ABO), the fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the projected benefit obligation (PBO) and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	December 31, 2011		December 31, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
ABO	$108,195	$25,404	$103,110	$24,371
Plans with ABO in excess of plan assets
ABO	$108,195	$24,687	$103,090	$23,519
Fair value of plan assets	$94,349	$13,738	$90,983	$13,959
Plans with PBO in excess of plan assets
PBO	$108,562	$25,024	$103,375	$24,350
Fair value of plan assets	$94,349	$13,739	$90,983	$14,419

The following tables summarize the components of net periodic pension and OPEB expense along with the assumptions used to determine benefit obligations (dollars in millions).

	Successor
	Year Ended December 31, 2011
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Components of expense
Service cost	$632	$399	$23	$30
Interest cost	4,915	1,215	265	186
Expected return on plan assets	(6,692)	(925)	—	—
Amortization of prior service credit	(2)	(2)	(39)	(9)
Recognized net actuarial loss	—	—	6	—
Curtailments, settlements, and other (gains) losses	(23)	(7)	—	(749)
Net periodic pension and OPEB (income) expense	$(1,170)	$680	$255	$(542)

Weighted-average assumptions used to determine benefit obligations
Discount rate	4.15%	4.50%	4.24%	4.37%
Rate of compensation increase	4.50%	3.11%	4.50%	4.20%
Weighted-average assumptions used to determine net expense
Discount rate	4.96%	5.16%	5.05%	5.01%
Expected return on plan assets	8.00%	6.50%	N/A	N/A
Rate of compensation increase	3.96%	3.25%	4.50%	4.42%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	Year Ended December 31, 2010
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Components of expense
Service cost	$548	$386	$21	$32
Interest cost	5,275	1,187	288	200
Expected return on plan assets	(6,611)	(987)	—	—
Amortization of prior service cost (credit)	(1)	(1)	3	(9)
Recognition of net actuarial loss	—	21	—	—
Curtailments, settlements, and other losses	—	60	—	—
Net periodic pension and OPEB (income) expense	$(789)	$666	$312	$223

Weighted-average assumptions used to determine benefit obligations
Discount rate	4.96%	5.09%	5.07%	4.97%
Rate of compensation increase	3.96%	3.25%	1.41%	4.33%
Weighted-average assumptions used to determine net expense
Discount rate	5.36%	5.19%	5.57%	5.22%
Expected return on plan assets	8.48%	7.42%	8.50%	N/A
Rate of compensation increase	3.94%	3.25%	1.48%	4.45%

	Successor
	July 10, 2009 Through December 31, 2009
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Components of expense
Service cost	$254	$157	$62	$17
Interest cost	2,578	602	886	94
Expected return on plan assets	(3,047)	(438)	(432)	—
Amortization of prior service cost (credit)	—	—	—	(1)
Curtailments, settlements, and other losses	249	9	2,580	—
Net periodic pension and OPEB expense	$34	$330	$3,096	$110

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.52%	5.31%	5.57%	5.22%
Rate of compensation increase	3.94%	3.27%	1.48%	4.45%
Weighted-average assumptions used to determine net expense
Discount rate	5.63%	5.82%	6.81%	5.47%
Expected return on plan assets	8.50%	7.97%	8.50%	N/A
Rate of compensation increase	3.94%	3.23%	1.48%	4.45%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Predecessor
	January 1, 2009 Through July 9, 2009
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Components of expense
Service cost	$243	$155	$69	$12
Interest cost	3,077	596	1,615	102
Expected return on plan assets	(3,810)	(364)	(444)	—
Amortization of prior service cost (credit)	429	(12)	(1,051)	(63)
Amortization of transition obligation	—	2	—	—
Recognition of net actuarial loss	715	193	32	23
Curtailments, settlements, and other losses (gains)	1,720	97	21	(123)
Net periodic pension and OPEB (income) expense	$2,374	$667	$242	$(49)

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.86%	5.82%	6.86%	5.47%
Rate of compensation increase	3.94%	3.23%	1.48%	4.45%
Weighted-average assumptions used to determine net expense
Discount rate	6.27%	6.23%	8.11%	6.77%
Expected return on plan assets	8.50%	7.74%	8.50%	N/A
Rate of compensation increase	5.00%	3.08%	1.87%	4.45%

U.S. pension plan service cost include administrative expenses of $138 million, $97 million, and $38 million for the years ended December 31, 2011 and 2010, and the period July 10, 2009 through December 31, 2009. Weighted-average assumptions used to determine net expense are determined at the beginning of the period and updated for remeasurements.

Assumptions

Healthcare Trend Rate

As a result of modifications made to healthcare plans in connection with the 363 Sale, there are no significant uncapped U.S. healthcare plans remaining, therefore, the healthcare cost trend rate does not have a significant effect on our U.S. plans. The implementation of the HCT at October 31, 2011 eliminated significant exposure to changes in the healthcare cost trend rate for non-U.S. plans.

Successor
December 31, 2010
Assumed Healthcare Trend Rates	Non-U.S. Plans
Initial healthcare cost trend rate	5.6%
Ultimate healthcare cost trend rate	3.4%
Number of years to ultimate trend rate	8

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

The following table summarizes the effect of a one-percentage point change in the assumed healthcare trend rates (dollars in

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

millions):

	Successor
	Non-U.S. Plans
	Effect on 2011 Aggregate Service and Interest Cost	Effect on December 31, 2010 APBO
Change in Assumption
One percentage point increase	$31	$491
One percentage point decrease	$(25)	$(392)

Investment Strategies and Long-Term Rate of Return

Detailed periodic studies conducted by outside actuaries and an internal asset management group, consisting of an analysis of capital market assumptions and employing Monte-Carlo simulations, are used to determine the long-term strategic mix among asset classes, risk mitigation strategies, and the expected return on asset assumptions for U.S. pension plans. The U.S. study includes a review of alternative asset allocation and risk mitigation strategies, anticipated future long-term performance of individual asset classes, risks evaluated using standard deviation techniques and correlations among the asset classes that comprise the plans' asset mix. Similar studies are performed for the significant non-U.S. pension plans with the assistance of outside actuaries and asset managers. While the studies incorporate data from recent fund performance and historical returns, the expected return on plan asset assumptions are determined based on long-term, prospective rates of return.

The strategic asset mix and risk mitigation strategies for the plans are tailored specifically for each plan. Individual plans have distinct liabilities, liquidity needs, and regulatory requirements. Consequently, there are different investment policies set by individual plan fiduciaries. Although investment policies and risk mitigation strategies may differ among plans, each investment strategy is considered to be optimal in the context of the specific factors affecting each plan.

In setting new strategic asset mixes, consideration is given to the likelihood that the selected mixes will effectively fund the projected pension plan liabilities, while aligning with the risk tolerance of the plans' fiduciaries. The strategic asset mixes for U.S. defined benefit pension plans are increasingly designed to satisfy the complementary objectives of reaching fully funded positions (market value of assets equal to or greater than the present value of the liabilities) and mitigating the possibility of a deterioration in funded status.

Derivatives may be used to provide cost effective solutions for rebalancing investment portfolios, increasing or decreasing exposure to various asset classes and for mitigating risks, primarily interest rate and currency risks. Equity and fixed income managers are permitted to utilize derivatives as efficient substitutes for traditional physical securities. Interest rate derivatives may be used to adjust portfolio duration to align with a plan's targeted investment policy. Alternative investment managers are permitted to employ leverage, including through the use of derivatives, which may alter economic exposure.

In December 2011 an analysis of the investment policy was completed for the U.S. pension plans considering: (1) our overall balance sheet derisking strategy; (2) the plans are closed to new participants; and (3) the 2011 UAW negotiations did not increase pension benefits. Separate long-term strategies were developed for the salaried and hourly U.S. pension plans which represent 35% and 65% of total U.S. pension plans' assets. Using an approach which matches plan assets and liability cash flows to minimize risk of funded status volatility, the expected weighted-average return on assets was reduced from 8.0% at December 31, 2010 to 5.7% for the salaried pension plan and to 6.5% for the hourly pension plan. The resulting weighted-average return is 6.2% The overall decrease is primarily due to a different asset mix consisting of a higher proportion of fixed income investments compared to last year. The salaried pension plan has a higher target proportion of fixed income investments than the hourly pension plan and therefore, a lower expected return on assets than the hourly pension plan.

The expected return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans. The rates of 6.5% and 7.4% for the years ended December 31, 2011 and 2010 represent weighted-average rates of all of the funded non-U.S. plans.

Target Allocation Percentages

The following table summarizes the target allocations by asset category for U.S. and non-U.S. defined benefit pension plans:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	December 31, 2011		December 31, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Categories
Equity	14%	34%	29%	36%
Debt	66%	45%	41%	48%
Real estate	5%	9%	8%	9%
Other(a)	15%	12%	22%	7%
Total	100%	100%	100%	100%
__________

(a)	Includes private equity and absolute return strategies which primarily consist of hedge funds.

Investment in Trusts

The assets of the U.S. hourly and salaried pension plans are held by various master trusts and group trusts (collectively “Trusts”). The master trusts hold only GM sponsored pension plan assets. The group trusts permit the commingling of the assets of more than one employee benefit plan, including plans of unrelated sponsors. The plans that participate in the Trusts own an undivided beneficial interest in the underlying assets and changes therein of the respective Trusts. During 2011 certain assets held by several group trusts for the benefit of unrelated plan sponsors were liquidated which resulted in the beneficial interest in the remaining assets within these group trusts becoming solely owned by the GM sponsored pension plans. The residual beneficial interest of unrelated benefit plan sponsors in the other group trusts is not significant. The following fair value measurement tables reflect the underlying assets held by the Trusts for the benefit of our U.S. pension plans on a combined basis and exclude the remaining beneficial interest in the assets within the group trusts owned by unrelated benefit plan sponsors.

Assets and Fair Value Measurements

The following tables summarize the fair value of defined benefit pension plan assets by asset class (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Measurements of U.S. Plan Assets at December 31, 2011				Fair Value Measurements of Non-U.S. Plan Assets at December 31, 2011
Assets	Level 1	Level 2	Level 3	Total U.S. Plan Assets	Level 1	Level 2	Level 3	Total Non-U.S. Plan Assets	Total U.S. and Non- U.S. Plan Assets
Cash equivalents and other short-term investments	$—	$100	$—	$100	$—	$533	$—	$533	$633
Common and preferred stocks(a)	11,134	78	46	11,258	2,109	2	—	2,111	13,369
Government and agency debt securities(b)	—	21,531	3	21,534	—	3,613	1	3,614	25,148
Corporate debt securities(c)	—	22,725	352	23,077	—	1,820	4	1,824	24,901
Agency mortgage and asset-backed securities	—	1,847	—	1,847	—	94	—	94	1,941
Non-agency mortgage and asset-backed securities	—	1,399	197	1,596	—	49	4	53	1,649
Group annuity contracts	—	—	3,209	3,209	—	—	—	—	3,209
Investment funds
Equity funds	23	852	521	1,396	—	1,837	146	1,983	3,379
Fixed income funds	—	1,092	1,210	2,302	—	1,142	20	1,162	3,464
Funds of hedge funds	—	—	5,918	5,918	—	—	585	585	6,503
Global macro funds	—	266	4	270	—	—	236	236	506
Multi-strategy funds	24	949	2,123	3,096	—	24	—	24	3,120
Other investment funds(d)	—	335	143	478	—	—	11	11	489
Private equity and debt investments(e)	—	—	8,444	8,444	—	—	298	298	8,742
Real estate investments(f)	1,279	—	5,092	6,371	13	27	1,345	1,385	7,756
Other investments	—	—	—	—	—	—	428	428	428
Derivatives
Interest rate contracts	138	4,180	9	4,327	4	—	—	4	4,331
Foreign currency exchange contracts	—	152	—	152	—	59	—	59	211
Equity contracts	61	15	—	76	17	—	—	17	93
Credit contracts	—	79	—	79	—	—	—	—	79
Total assets	12,659	55,600	27,271	95,530	2,143	9,200	3,078	14,421	109,951

Liabilities
Agency mortgage and asset-backed securities(g)	—	(67)	—	(67)	—	—	—	—	(67)
Derivatives
Interest rate contracts	(28)	(1,752)	(2)	(1,782)	(4)	—	—	(4)	(1,786)
Foreign currency exchange contracts	—	(75)	—	(75)	—	(46)	—	(46)	(121)
Equity contracts	(17)	(14)	—	(31)	(3)	—	—	(3)	(34)
Credit contracts	—	(29)	(6)	(35)	—	—	—	—	(35)
Total liabilities	(45)	(1,937)	(8)	(1,990)	(7)	(46)	—	(53)	(2,043)

Net plan assets subject to leveling	$12,614	$53,663	$27,263	93,540	$2,136	$9,154	$3,078	14,368	107,908

Other plan assets and liabilities(h)				809				173	982

Net Plan Assets				$94,349				$14,541	$108,890

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Measurements of U.S. Plan Assets at December 31, 2010				Fair Value Measurements of Non-U.S. Plan Assets at December 31, 2010
Assets	Level 1	Level 2	Level 3	Total U.S. Plan Assets	Level 1	Level 2	Level 3	Total Non-U.S. Plan Assets	Total U.S. and Non- U.S. Plan Assets
Cash equivalents and other short-term investments	$—	$6,855	$—	$6,855	$—	$717	$—	$717	$7,572
Common and preferred stocks	6,755	788	64	7,607	2,781	13	—	2,794	10,401
Government and agency debt securities(b)	—	5,402	75	5,477	—	3,410	4	3,414	8,891
Corporate debt securities(c)	—	8,252	562	8,814	—	1,964	41	2,005	10,819
Agency mortgage and asset-backed securities	—	476	—	476	—	44	—	44	520
Non-agency mortgage and asset-backed securities	—	1,863	821	2,684	—	86	—	86	2,770
Group annuity contracts	—	—	3,115	3,115	—	—	—	—	3,115
Investment funds
Equity funds	20	12,831	382	13,233	2	2,001	200	2,203	15,436
Fixed income funds	48	9,882	2,287	12,217	—	1,085	—	1,085	13,302
Funds of hedge funds	—	516	6,344	6,860	—	—	74	74	6,934
Global macro funds	—	111	4	115	—	—	255	255	370
Multi-strategy funds	—	4,624	3,546	8,170	—	34	—	34	8,204
Other investment funds(d)	—	150	186	336	—	—	103	103	439
Private equity and debt investments(e)	—	—	8,037	8,037	—	—	169	169	8,206
Real estate investments(f)	1,648	1	5,508	7,157	11	39	1,263	1,313	8,470
Other investments	—	—	—	—	—	104	281	385	385
Derivatives
Interest rate contracts	—	1,251	—	1,251	—	—	—	—	1,251
Foreign currency exchange contracts	—	91	1	92	—	56	—	56	148
Equity contracts	73	3	20	96	—	19	—	19	115
Credit contracts	—	62	3	65	—	—	—	—	65
Total assets	8,544	53,158	30,955	92,657	2,794	9,572	2,390	14,756	107,413

Liabilities
Common and preferred stocks(g)	(1,287)	(121)	—	(1,408)	—	—	—	—	(1,408)
Corporate debt securities(g)	—	—	(2)	(2)	—	—	—	—	(2)
Real estate invesments(g)	(41)	—	—	(41)	—	—	—	—	(41)
Derivatives
Interest rate contracts	(4)	(2,272)	(18)	(2,294)	—	—	—	—	(2,294)
Foreign currency exchange contracts	—	(146)	—	(146)	—	(45)	—	(45)	(191)
Equity contracts	(180)	(2)	(61)	(243)	—	(7)	—	(7)	(250)
Credit contracts	—	(21)	(4)	(25)	—	—	—	—	(25)
Total liabilities	(1,512)	(2,562)	(85)	(4,159)	—	(52)	—	(52)	(4,211)

Net plan assets subject to leveling	$7,032	$50,596	$30,870	88,498	$2,794	$9,520	$2,390	14,704	103,202

Other plan assets and liabilities(h)				2,509				199	2,708

Net Plan Assets				$91,007				$14,903	$105,910
__________

(a)	Includes GM common stock of $1.2 billion within Level 1 of U.S. plan assets.

(b)	Includes U.S. and sovereign government and agency issues; excludes mortgage and asset-backed securities.

(c)	Includes bank debt obligations.

(d)	Primarily investments in alternative investment funds.

(e)	Includes private equity investment funds.

(f)	Includes investment funds and public real estate investment trusts.

(g)	Primarily investments sold short.

(h)	Cash held by the plans, net of amounts payable for investment manager fees, custody fees and other expenses.

The following tables summarize the activity for U.S. plan assets classified in Level 3 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Balance at January 1, 2011	Net Realized/ Unrealized Gains (Loss)	Purchases, Sales and Settlements, Net	Transfers Into/ Out of Level 3	Balance at December 31, 2011	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2011
Assets
Common and preferred stocks	$64	$(4)	$(11)	$(3)	$46	$(53)
Government and agency debt securities	75	(9)	(63)	—	3	1
Corporate debt securities	562	(29)	(168)	(13)	352	(49)
Non-agency mortgage and asset- backed securities	821	(8)	(625)	9	197	(57)
Group annuity contracts	3,115	302	(208)	—	3,209	302
Investment funds
Equity funds	382	(129)	268	—	521	(120)
Fixed income funds	2,287	40	(1,026)	(91)	1,210	124
Funds of hedge funds	6,344	(56)	(370)	—	5,918	(23)
Global macro funds	4	—	—	—	4	—
Multi-strategy funds	3,546	(100)	(1,297)	(26)	2,123	63
Other investment funds	186	(19)	(24)	—	143	(19)
Private equity and debt investments	8,037	839	(432)	—	8,444	(12)
Real estate investments	5,508	799	(1,215)	—	5,092	382
Total assets	30,931	1,626	(5,171)	(124)	27,262	539

Liabilities
Corporate debt securities	(2)	—	—	2	—	—
Total liabilities	(2)	—	—	2	—	—

Derivatives, net
Interest rate contracts	(18)	25	—	—	7	25
Foreign currency exchange contracts	1	—	(1)	—	—	—
Equity contracts	(41)	50	(9)	—	—	(1)
Credit contracts	(1)	(4)	(1)	—	(6)	(7)
Total net assets	$30,870	$1,697	$(5,182)	$(122)	$27,263	$556

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Balance at January 1, 2010	Net Realized/ Unrealized Gains (Loss)	Purchases, Sales and Settlements, Net	Transfers Into/ Out of Level 3	Balance at December 31, 2010	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2010
Assets
Common and preferred stocks	$53	$3	$4	$4	$64	$23
Government and agency debt securities	1,501	9	(112)	(1,323)	75	(8)
Corporate debt securities	1,747	51	(526)	(710)	562	56
Agency mortgage and asset-backed securities	6	—	(1)	(5)	—	—
Non-agency mortgage and asset- backed securities	1,520	144	(172)	(671)	821	393
Group annuity contracts	3,301	66	(252)	—	3,115	(95)
Investment funds
Equity funds	576	15	7	(216)	382	(1)
Fixed income funds	6,488	230	(307)	(4,124)	2,287	136
Funds of hedge funds	4,435	428	1,520	(39)	6,344	103
Global macro funds	711	11	(606)	(112)	4	103
Multi-strategy funds	1,809	385	1,521	(169)	3,546	359
Other investment funds	456	(31)	(160)	(79)	186	(2)
Private equity and debt investments	6,940	1,168	(71)	—	8,037	578
Real estate investments	4,836	580	92	—	5,508	523
Total assets	34,379	3,059	937	(7,444)	30,931	2,168

Liabilities
Common and preferred stocks	(2)	—	—	2	—	—
Corporate debt securities	(3)	—	—	1	(2)	—
Total liabilities	(5)	—	—	3	(2)	—

Derivatives, net
Interest rate contracts	92	(18)	(2)	(90)	(18)	(18)
Foreign currency exchange contracts	—	—	1	—	1	—
Equity contracts	(15)	(16)	(10)	—	(41)	(16)
Credit contracts	35	(17)	(27)	8	(1)	(20)
Total net assets	$34,486	$3,008	$899	$(7,523)	$30,870	$2,114

The following tables summarize the activity for non-U.S. plan assets classified in Level 3 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Balance at January 1, 2011	Net Realized/ Unrealized Gains (Loss)	Purchases, Sales and Settlements, Net	Transfers Into/Out of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2011	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2011
Assets
Government and agency debt securities	$4	$—	$—	$(3)	$—	$1	$—
Corporate debt securities	41	—	(28)	(9)	—	4	—
Agency mortgage and asset-backed securities	—	—	—	—	—	—	—
Non-agency mortgage and asset-backed securities	—	—	(2)	6	—	4	—
Investment funds
Equity funds	200	(32)	9	(29)	(2)	146	(33)
Fixed income funds	—	—	(5)	25	—	20	—
Funds of hedge funds	74	(4)	531	—	(16)	585	(4)
Global macro funds	255	(14)	—	—	(5)	236	(14)
Other investment funds	103	—	(94)	—	2	11	—
Private equity and debt investments	169	28	109	—	(8)	298	28
Real estate investments	1,263	203	(99)	—	(22)	1,345	203
Other investments	281	30	121	11	(15)	428	30
Total assets	$2,390	$211	$542	$1	$(66)	$3,078	$210

	Balance at January 1, 2010	Net Realized/ Unrealized Gains (Loss)	Purchases, Sales and Settlements, Net	Transfers Into/Out of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2010	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2010
Assets
Government and agency debt securities	$65	$(2)	$(13)	$(46)	$—	$4	$1
Corporate debt securities	109	2	(35)	(38)	3	41	2
Agency mortgage and asset-backed securities	7	—	—	(7)	—	—	—
Non-agency mortgage and asset-backed securities	16	(1)	(5)	(10)	—	—	10
Investment funds
Equity funds	—	32	4	155	9	200	30
Funds of hedge funds	66	9	(4)	—	3	74	9
Global macro funds	—	31	—	212	12	255	31
Other investment funds	104	4	(4)	—	(1)	103	4
Private equity and debt investments	110	15	36	—	8	169	15
Real estate investments	1,042	57	123	7	34	1,263	57
Other investments	—	17	(9)	253	20	281	17
Total assets	$1,519	$164	$93	$526	$88	$2,390	$176

Transfers In and/or Out of Level 3

There were no significant transfers of U.S. plan assets into and/or out of Level 3 during the year ended December 31, 2011.

Significant transfers of U.S. plan assets out of Level 3 into Level 2 for the year ended December 31, 2010 included $1.3 billion, of government and agency debt securities, $0.7 billion of corporate debt securities, $0.7 billion of non-agency mortgage and asset-backed securities and $4.7 billion of investment funds. Except for investment funds, these transfers were the result of improved

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

pricing transparency of these securities which allowed management to corroborate observable pricing inputs received from independent pricing services. Investment fund transfers were the result of management's ability to validate certain liquidity and redemption restrictions that permit the plans to redeem their interests at NAV in the near-term (generally within 90 days).

There were no significant transfers of non-U.S. plan assets into and /or out of Level 3 during the years ended December 31, 2011 and 2010.

Investment Fund Strategies

Equity funds include funds that invest in U.S. common and preferred stocks as well as similar equity securities issued by companies incorporated, listed or domiciled in developed and/or emerging markets countries. Certain fund managers may attempt to profit from security mispricing in equity markets. Equity long/short managers typically construct portfolios consisting of long and short positions, which may be determined by a variety of techniques including fundamental, quantitative and technical analysis. Index funds, exchange traded funds and derivatives may be used for hedging purposes to limit exposure to various risk factors.

Fixed income funds include investments in high quality and high yield funds as well as in credit arbitrage funds. High quality fixed income funds invest in U.S. government securities, investment-grade corporate bonds, mortgages and asset-backed securities. High yield fixed income funds invest in U.S. high yield fixed income securities issued by corporations which are rated below investment grade, are unrated but are believed by the investment manager to have similar risk characteristics or are rated investment grade or higher but are priced at yields comparable to securities rated below investment grade and believed to have similar risk characteristics. Credit arbitrage funds invest in a variety of credit and credit-related instruments that allow fund managers to profit from mispricing of these credit instruments. Certain derivatives may be used for hedging purposes by some fixed income fund managers to limit exposure to various risk factors.

Funds of hedge funds include funds that invest in a portfolio of hedge funds. Funds of hedge fund managers typically seek to achieve their objectives by allocating capital across a broad array of funds and/or investment managers.

Global macro funds include funds that enter into leveraged transactions utilizing a variety of equity, fixed income and derivative instruments to benefit from anticipated price movements of stock, interest rates, foreign exchange currencies and physical commodities markets while minimizing downside risk. Global macro managers may invest in a variety of markets to participate in expected market movements.

Multi-strategy funds include funds that invest in broadly diversified portfolios of equity, fixed income and derivative instruments. Certain funds may also employ multiple alternative investment strategies, in combination, such as global macro, event-driven (which seeks to profit from opportunities created by significant transactional events such as spin-offs, mergers and acquisitions, bankruptcy reorganizations, recapitalizations and share buybacks) and relative value (which seeks to take advantage of pricing discrepancies between instruments including equities, debt, options and futures).

Other investment funds generally consist of funds that employ broad-ranging strategies and styles. The objective of such funds is to deliver returns having relatively low volatility and correlation to movements in major equity and bond markets. Funds in this category employ single strategies such as event-driven or relative value.

Private equity and debt investments principally consists of investments in private equity and debt funds. These investments are made to gain exposure to and benefit from long-term equity investments in private companies, including leveraged buy-outs, venture capital and distressed debt strategies.

Real estate investments include funds that invest in entities which are principally engaged in the ownership, acquisition, development, financing, sale and/or management of income-producing real estate properties, both commercial and residential. These funds typically seek long-term growth of capital and current income that is above average relative to public equity funds.

Significant Concentrations of Risk

The pension plans' assets include certain private investment funds, private equity and debt securities, real estate investments and derivative instruments. Investment managers may be unable to quickly sell or redeem some or all of these investments at an amount close or equal to fair value in order to meet a plan's liquidity requirements or to respond to specific events such as deterioration in the creditworthiness of any particular issuer or counterparty.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Illiquid investments held by the plans are generally long-term investments that complement the long-term nature of pension obligations and are not used to fund benefit payments when currently due. Plan management monitors liquidity risk on an ongoing basis and has procedures in place that are designed to maintain flexibility in addressing plan-specific, broader industry and market liquidity events.

Certain plan assets represent investments in group annuity contracts. We entered into group annuity contracts with various life insurance companies to provide pension benefits to certain of our salaried workforce and backed these obligations by high quality fixed income securities. We, as the plans' sponsor, might be exposed to counterparty risk if any or all of the life insurance companies fail to perform in accordance with the terms and conditions stipulated in the contracts, or any or all of the life insurance companies become insolvent or experience other forms of financial distress. We and the plans might also be exposed to liquidity risk due to the funding obligation that may arise under these contracts. The plans' management monitors counterparty and liquidity risks on an on-going basis and has procedures in place that are designed to monitor the financial performance of the life insurance companies that are parties to these contracts and maintain flexibility in addressing contract-specific and broader market events.

The pension plans may invest in financial instruments denominated in foreign currencies and may be exposed to risks that the foreign currency exchange rates might change in a manner that has an adverse effect on the value of the foreign currency denominated assets or liabilities. Forward currency contracts are used to manage and mitigate foreign currency risk.

The pension plans may invest in fixed income securities for which any change in the relevant interest rates for particular securities might result in an investment manager being unable to secure similar returns upon the maturity or the sale of securities. In addition, changes to prevailing interest rates or changes in expectations of future interest rates might result in an increase or decrease in the fair value of the securities held. Interest rate swaps and other financial derivative instruments may be used to manage interest rate risk.

Counterparty credit risk is the risk that a counterparty to a financial instrument will default on its commitment. Counterparty risk is primarily related to over-the-counter derivative instruments used to manage risk exposures related to interest rates on long-term debt securities and foreign currency exchange rate fluctuations. The risk of default can be influenced by various factors including macro-economic conditions, market liquidity, fiscal and monetary policies and counterparty-specific characteristics and activities. Certain agreements with counterparties employ set-off, collateral support arrangements and other risk mitigating procedures designed to reduce the net exposure to credit risk in the event of counterparty default. Credit policies and processes are in place to manage concentrations of counterparty risk by seeking to undertake transactions with large well-capitalized counterparties and by monitoring the creditworthiness of these counterparties. The majority of our derivatives at December 31, 2011 were fully collateralized and therefore, the related counterparty credit risk was significantly reduced.

Pension Funding Requirements

We are subject to a variety of U.S. federal rules and regulations, including the Employee Retirement Income Security Act of 1974, as amended and the Pension Protection Act of 2006 (PPA), which govern the manner in which we fund and administer our pensions for our retired employees and their spouses. The Pension Relief Act of 2010 provides us with options to amortize any shortfall amortization base for U.S. qualified pension plans either (1) over seven years with amortization starting two years after the election of this relief or (2) over 15 years.

We also maintain pension plans for employees in a number of countries outside the U.S. which are subject to local laws and regulations. We have elected the 15-year amortization funding relief option for certain of our U.S. pension plans for the most recent pension funding valuation as of October 1, 2010. The election of the 15-year amortization option has enabled us to defer the funding requirements to future years. No election is required at this time for the plan year beginning October 1, 2011, and we plan to evaluate these options in the future for our U.S. qualified pension plans. We have no funding requirements for our U.S. qualified plans in 2012.

Benefit Payments

The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	Years Ended December 31,
	Pension Benefits(a)		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans(b)
2012	$8,514	$1,437	$419	$55
2013	$8,262	$1,441	$403	$58
2014	$8,065	$1,475	$367	$61
2015	$7,918	$1,505	$357	$65
2016	$7,645	$1,528	$350	$68
2017 — 2021	$35,435	$7,725	$1,678	$381
__________

(a)	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our Cash and cash equivalents.

(b)	Benefit payments presented in this table reflect the effect of the implementation of the HCT, which releases us from certain CAW retiree healthcare claims incurred after October 31, 2011.

Note 19. Derivative Financial Instruments and Risk Management

Automotive

Derivatives and Hedge Accounting

In accordance with our risk management policy, we enter into a variety of foreign currency exchange rate and commodity derivative contracts in connection with the management of exposure to fluctuations in certain foreign currency exchange rates and commodity prices. At December 31, 2011 our derivative instruments consisted primarily of forward contracts and options.

At December 31, 2011 and 2010 no outstanding derivative contracts were designated in hedging relationships.

Counterparty Credit Risk

Derivative financial instruments contain an element of credit risk attributable to the counterparties' ability to meet the terms of the agreements. Certain of our agreements with counterparties require, under certain circumstances, that the counterparty post collateral with us for net asset positions. Agreements are entered into with counterparties that allow the set-off of certain exposures in order to manage the risk. Collateral held from counterparties was insignificant and $74 million at December 31, 2011 and December 31, 2010.

At December 31, 2011 substantially all derivative counterparty exposures were with counterparties that were rated A- or higher.

Credit Risk Related Contingent Features

Certain of our agreements with counterparties require that we provide cash collateral for net liability positions that we may have with such counterparty. At December 31, 2011 no collateral was posted related to derivative instruments, and we did not have any agreements with counterparties to derivative instruments containing covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that such covenants are violated.

Fair Value of Derivatives

The following tables summarize fair value measurements of our derivative instruments measured on a recurring basis (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	December 31, 2011
	Derivative Assets			Derivative Liabilities
	Notional	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Foreign currency	$6,507	$64	$—	$46	$—
Commodity	2,566	9	—	10	5
Embedded	1,461	28	124	1	5
Total	$10,534	$101	$124	$57	$10

	Successor
	December 31, 2010
	Derivative Assets			Derivative Liabilities
	Notional	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Foreign currency	$5,910	$80	$—	$113	$—
Commodity	2,501	93	—	—	—
Embedded	1,550	—	—	2	7
Warrants	11	—	44	—	—
Total	$9,972	$173	$44	$115	$7
__________

(a)	Recorded in Other current assets and deferred income taxes.

(b)	Recorded in Other assets.

(c)	Recorded in Accrued liabilities.

(d)	Recorded in Other liabilities and deferred income taxes.

	Successor
	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency	$—	$64	$—	$64
Commodity	—	9	—	9
Embedded	—	4	148	152
Total	$—	$77	$148	$225

Liabilities
Foreign currency	$—	$46	$—	$46
Commodity	—	5	10	15
Embedded	—	6	—	6
Total	$—	$57	$10	$67

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency	$—	$80	$—	$80
Commodity	—	93	—	93
Warrants	—	44	—	44
Total	$—	$217	$—	$217

Liabilities
Foreign currency	$—	$113	$—	$113
Embedded	—	9	—	9
Total	$—	$122	$—	$122

At December 31, 2011 and 2010, our non-performance risk was not observable through a liquid credit default swap market. In the three months ended December 31, 2010 we determined that our non-performance risk no longer represented a significant input in the determination of the fair value of our foreign currency exchange derivatives. The effect of our non-performance risk in the valuation was reduced due to the reduction in the remaining duration and magnitude of these net derivative liability positions. In October 2010 we transferred foreign currency derivatives with a fair market value of $183 million out of Level 3 to Level 2.

Fair Value Measurements on a Recurring Basis using Level 3 Inputs

The following table summarizes the activity for our derivative investments classified in Level 3 (dollars in millions):

	Successor
	Level 3 Net Assets and (Liabilities)(a)
	Year Ended December 31, 2011			Year Ended December 31, 2010
	Embedded	Commodity	Total	Foreign Currency
Balance at beginning of period	$—	$—	$—	$(672)
Total realized/unrealized gains (losses)
Included in earnings	160	(10)	150	103
Included in other comprehensive income (loss)	(10)	—	(10)	(10)
Settlements	(2)	—	(2)
Purchases, issuances and settlements	—	—	—	394
Transfer in and/or out of Level 3	—	—	—	185
Balance at end of period	$148	$(10)	$138	$—

Amount of total gains (losses) in the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$157	$(10)	$147	$—
__________

(a)
Realized and unrealized gains (losses) are recorded in Interest income and other non-operating income, net and foreign currency translation gains (losses) are recorded in Accumulated other comprehensive income.

Gains and (Losses) on Derivatives

The following table summarizes derivative gains (losses) recorded in earnings (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009
Foreign Currency
Interest income and other non-operating income, net	$(30)	$82	$279
Interest Rate Swap
Automotive interest expense	—	—	(1)
Commodity
Interest income and other non-operating income, net	(98)	(25)	—
Embedded
Interest income and other non-operating income, net	165	(8)	—
Warrants
Interest income and other non-operating income, net	4	19	—
Total gains (losses) recorded in earnings	$41	$68	$278

Other Derivatives

In September 2009 in connection with an agreement with American Axle, we received warrants to purchase 4 million shares of American Axle common stock exercisable at $2.76 per share. At December 31, 2010 the fair value of these warrants was $44 million. In February 2011 we exercised the warrants and sold the shares and received proceeds of $48 million.

In 2010 we entered into a long-term supply agreement which provides for pricing to be partially denominated in a currency other than the functional currency of the parties to the contract. This pricing feature was determined to be an embedded derivative which we have bifurcated for valuation and accounting purposes. The fair value of this embedded derivative was an asset of $148 million at December 31, 2011 and insignificant at December 31, 2010.

In connection with our investment in New Delphi, which we accounted for using the equity method, we recorded our share of New Delphi's other comprehensive income (loss) in Accumulated other comprehensive income. In the three months ended March 31, 2011 we recorded cash flow hedging gains of $13 million; and in the year ended December 31, 2010 and the period July 10, 2009 through December 31, 2009 we recorded cash flow hedge losses of $22 million and $1 million related to our share of New Delphi's hedging losses. In March 2011 we sold our interests in New Delphi. As a result previously recorded cash flow hedging losses of $10 million in Accumulated other comprehensive income were reclassified to earnings and recorded in the gain on sale of New Delphi. Refer to Note 4 for additional information on the sale of New Delphi.

Derivatives Not Meeting a Scope Exception from Fair Value Accounting

We entered into purchase contracts that were accounted for as derivatives with changes in fair value recorded in Interest income and other non-operating income, net, as these contracts do not qualify for the normal purchases and normal sales scope exception in ASC 815, "Derivatives and Hedging" (ASC 815).

Automotive Financing - GM Financial

GM Financial is exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on its credit facilities and on certain securitization notes payable.

The effect of derivative instruments on earnings and Accumulated other comprehensive income was insignificant for the years ended December 31, 2011 and 2010.

The following table summarizes interest rate swaps, caps and foreign currency exchange derivatives (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	December 31, 2011		December 31, 2010
	Notional	Fair Value	Notional	Fair Value
Assets(a)
Interest rate swaps	$509	$2	$1,227	$23
Interest rate caps	1,513	5	946	8
Total	$2,022	$7	$2,173	$31

Liabilities(b)
Interest rate swaps	$509	$6	$1,227	$47
Interest rate caps	1,471	5	832	8
Foreign currency exchange derivatives	—	—	49	2
Total	$1,980	$11	$2,108	$57
__________

(a)	Recorded in GM Financial Other assets.

(b)	Recorded in GM Financial Other liabilities.

The following tables summarize fair value measurements of GM Financial's derivative instruments measured on a recurring basis (dollars in millions):

	Successor
	Fair Value Measurements on a Recurring Basis
	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$—	$2	$2
Interest rate caps	—	5	—	5
Total	$—	$5	$2	$7

Liabilities
Interest rate swaps	$—	$—	$6	$6
Interest rate caps	—	5	—	5
Total	$—	$5	$6	$11

	Successor
	Fair Value Measurements on a Recurring Basis
	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$—	$23	$23
Interest rate caps	—	8	—	8
Total	$—	$8	$23	$31

Liabilities
Interest rate swaps	$—	$—	$47	$47
Interest rate caps	—	8	—	8
Foreign currency contracts	—	2	—	2
Total	$—	$10	$47	$57

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Fair Value Measurements on a Recurring Basis using Level 3 Inputs

The following table summarizes the activity for GM Financial's derivative instruments classified in Level 3 (dollars in millions):

	Successor
	Interest Rate Swap Derivatives
	Year Ended December 31, 2011		October 1, 2010 Through December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Balance at beginning of period	$23	$(47)	$27	$(61)
Transfers in and/or out of Level 3	—	—	—	—
Total realized/unrealized gains (losses)
Included in earnings	(2)	1	1	(1)
Included in other comprehensive income (loss)	—	—	—	—
Settlements	(19)	40	(5)	15
Balance at end of period	$2	$(6)	$23	$(47)

Credit Risk Related Contingent Features

Under the terms of the derivative financial instruments, GM Financial is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. At December 31, 2011 and 2010 these restricted cash accounts totaled $36 million and $33 million and were recorded in GM Financial Restricted cash.

Old GM

Derivatives and Hedge Accounting

Derivatives Not Designated for Hedge Accounting

Old GM previously entered into a variety of foreign currency exchange, interest rate and commodity forward contracts and options to maintain a desired level of exposure arising from market risks resulting from changes in foreign currency exchange rates, interest rates and certain commodity prices.

In May 2009 Old GM reached agreements with certain of the counterparties to its derivative contracts to terminate the derivative contracts prior to stated maturity. Commodity, foreign currency exchange and interest rate forward contracts were settled for cash of $631 million, resulting in a loss of $537 million. The loss was recorded in Automotive sales and revenue, Automotive cost of sales and Automotive interest expense in the amounts of $22 million, $457 million and $58 million.

When an exposure economically hedged with a derivative contract was no longer forecasted to occur, in some cases a new derivative instrument was entered into to offset the exposure related to the existing derivative instrument. In some cases, counterparties were unwilling to enter into offsetting derivative instruments and, as such, there was exposure to future changes in the fair value of these derivatives with no underlying exposure to offset this risk. In the period January 1, 2009 through July 9, 2009, Old GM recorded gains of $91 million related to derivatives originally entered into to hedge exposures that subsequently became probable not to occur. These gains were recorded to Interest income and other non-operating income, net.

Gains (Losses) on Derivatives

The following table summarizes derivative gains (losses) recorded in earnings (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Predecessor
January 1, 2009 Through July 9, 2009
Foreign Currency
Automotive sales	$(688)
Automotive cost of sales	(211)
Interest income and other non-operating income, net	91
Interest Rate Swap
Automotive interest expense	(38)
Commodity
Automotive cost of sales	(332)
Warrants
Interest income and other non-operating income, net	164
Net losses recorded in earnings	$(1,014)

In connection with the UST Loan Agreement, Old GM granted warrants to the UST for 122 million shares of its common stock exercisable at $3.57 per share. Old GM recorded the warrants as a liability and recorded gains and losses related to this derivative in Interest income and other non-operating income, net. In connection with the 363 Sale, the UST returned the warrants and they were canceled.

Cash Flow Hedges

Old GM previously designated certain financial instruments as cash flow hedges to manage its exposure to certain foreign currency exchange risks.

The following table summarizes financial statement classification and amounts of gains (losses) that were reclassified from Accumulated other comprehensive income (loss) into earnings related to effective cash flow hedging relationships (dollars in millions):

Predecessor
January 1, 2009 Through July, 9, 2009
Automotive sales	$(351)
Automotive cost of sales	19
Reorganization gains, net	247
Net losses reclassified from Accumulated other comprehensive income (loss)	$(85)

The following table summarizes financial statement classification and amounts of gains (losses) that were reclassified from Accumulated other comprehensive income (loss) for cash flow hedges associated with previously forecasted transactions that subsequently became probable not to occur (dollars in millions):

Predecessor
January 1, 2009 Through July 9, 2009
Automotive sales	$(182)
Reorganization gains, net	247
Net gains reclassified from Accumulated other comprehensive income (loss)	$65

Net Change in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the net change in Accumulated other comprehensive income (loss) related to cash flow hedging activities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Predecessor
January 1, 2009 Through July 9, 2009
Beginning net unrealized loss on derivatives	$(490)
Reclassification to earnings	99
Ending net unrealized loss on derivatives	$(391)

In connection with our application of fresh-start reporting, the remaining previously deferred cash flow hedging gains and losses of $391 million in Accumulated other comprehensive income (loss) were adjusted to $0 at July 10, 2009.

Derivatives Not Meeting a Scope Exception from Fair Value Accounting

Old GM previously entered into purchase contracts that were accounted for as derivatives with changes in fair value recorded in Automotive cost of sales, as these contracts did not qualify for the normal purchases and normal sales scope exception in ASC 815. Certain of these contracts were terminated in the period January 1, 2009 through July 9, 2009. MLC retained the remainder of these purchase contracts in connection with the 363 Sale.

Note 20. Commitments and Contingencies

Consolidated

The following tables summarize information related to commitments and contingencies (dollars in millions):

	Successor
	December 31, 2011		December 31, 2010
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees(b)
Operating leases	$—	$26	$7	$59
Ally Financial commercial loans	$—	$24	$—	$17
Supplier commitments, third party commercial loans and other obligations	$7	$210	$—	$119
Other product-related claims	$53	$838	$50	$841
__________

(a)	Calculated as future undiscounted payments.

(b)	Excludes residual support and risk sharing programs and vehicle repurchase obligations related to Ally Financial.

	Successor
	December 31, 2011	December 31, 2010
	Liability Recorded	Liability Recorded
Credit card programs(a)
Redemption liability(b)	$123	$167
Deferred revenue(c)	$345	$408
Environmental liability(d)	$169	$195
Product liability	$514	$365
Other litigation-related liability and tax administrative matters(e)	$1,196	$1,471
__________

(a)	At December 31, 2011 and 2010 qualified cardholders had rebates available, net of deferred program revenue, of $2.3 billion and $2.8 billion.

(b)	Recorded in Accrued liabilities.

(c)
Recorded in Other liabilities and deferred income taxes. At December 31, 2011 and 2010 deferred revenue includes an unfavorable contract liability recorded in applying fresh-start reporting at July 10, 2009.

(d)	Includes $34 million and $45 million recorded in Accrued liabilities at December 31, 2011 and 2010, and the remainder was recorded in Other liabilities and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(e)	Consists primarily of indirect tax-related litigation as well as various non-U.S. labor related matters.

Guarantees

We have provided guarantees related to the residual value of certain operating leases. These guarantees terminate in years ranging from 2016 to 2035. Certain leases contain renewal options.

We provide payment guarantees on commercial loans made by Ally Financial and outstanding with certain third parties, such as dealers or rental car companies. These guarantees either expire in 2029 or are ongoing. We determined the fair value ascribed to the guarantees at inception and subsequent to inception to be insignificant based on the credit worthiness of the third parties. Refer to Note 28 for additional information on guarantees that we provide to Ally Financial.

We have agreements with third parties that guarantee the fulfillment of certain suppliers' commitments and other obligations. These guarantees expire in years ranging from 2012 or are ongoing, or upon the occurrence of specific events.

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered. At December 31, 2011 any proceeds we would receive from collateral were insignificant.

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

The future effect of environmental matters, including potential liabilities, is often difficult to estimate. An environmental reserve is recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. This practice is followed whether the claims are asserted or unasserted. Recorded liabilities are not reduced for possible recoveries from insurance carriers or other parties. Liabilities have been recorded for the expected costs to be paid over the periods of remediation for the applicable sites, which typically range from five to 30 years.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The final outcome of environmental matters cannot be predicted with certainty at this time. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information obtained. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. It is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At December 31, 2011 we estimate the remediation losses could range from $140 million to $310 million.

Product Liability

With respect to product liability claims involving our and Old GM's products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. Although punitive damages are claimed in some of these lawsuits, and such claims are inherently unpredictable, accruals incorporate historic experience with these types of claims. Liabilities have been recorded for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. These amounts were recorded in Accrued liabilities.

We indemnify dealers for certain product liability related claims including products sold by Old GM. We monitor actual claims experience and make periodic adjustments to our estimates. Based on both management's judgment concerning the projected number and value of both dealer indemnification obligations and product liability claims, we have applied actuarial methodologies and estimated the liability. We expect our product liability reserve to rise in future periods as new claims arise from incidents subsequent to July 9, 2009.

Other Litigation-Related Liability and Tax Administrative Matters

Various legal actions, governmental investigations, claims and proceedings are pending against us including matters arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; tax-related matters not recorded pursuant to ASC 740, "Income Taxes" (indirect tax-related matters) and environmental matters.

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which we believe that losses are probable and can be reasonably estimated, the majority of which are associated with indirect tax-related matters as well as various non-U.S. labor-related matters. Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance, and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow; such escrow deposits may range from $530 million to $730 million. Some of the matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2011. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

Commencing on or about September 29, 2010, current and former hourly employees of GM Korea, our non-wholly owned consolidated subsidiary, filed six separate group actions in the Incheon District Court in Incheon, Korea. The cases allege that GM Korea failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. Although GM Korea intends to vigorously defend the claims asserted, at December 31, 2011 we have an accrual of 130 billion Korean Won (equivalent to $113 million) in connection with these cases. The current estimate of the value of plaintiffs' claims, if allowed in full, exceeds the accrual by 604 billion Korean Won (equivalent to $523 million) which represents the reasonably possible liability exposure.   Both the scope of claims asserted and GM Korea's assessment of any or all of individual claim elements may change.

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against GMCL on behalf of a purported class of over 200 former GMCL dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GMCL. In May 2009, in the context of the global restructuring of the business and the possibility that GMCL might be required to initiate insolvency

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

proceedings, GMCL offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GMCL dealer network and to facilitate winding down their operations in an orderly fashion by December 31, 2009 or such other date as GMCL approved but no later than on October 31, 2010. The Plaintiff Dealers allege that the Dealer Sales and Service Agreements were wrongly terminated by GMCL and that GMCL failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” CAD $750 million, without explanation of any specific measure of damages. On March 1, 2011 the Court approved certification of a class for the purpose of deciding a number of specifically defined issues, including: (1) whether GMCL breached its obligation of "good faith" in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). On June 22, 2011 the court granted GMCL permission to appeal the class certification decision. The current prospects for liability are uncertain, but because liability is not deemed probable, we have no accrual relating to this litigation. We cannot estimate the range of reasonably possible loss in the event of liability, as the case presents a variety of different legal theories, none of which GMCL believes are valid.

On April 6, 2010 the UAW filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached an obligation to contribute $450 million to the New VEBA. The UAW alleges that we were contractually required to make this contribution. The reasonably possible loss as defined by ASC 450 “Contingencies” is $450 million, which is the amount claimed, but we believe that the claim is without merit and we have no accrual relating to this litigation. We filed a motion in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court) asserting that the UAW's claim is barred by the Bankruptcy Court approved 2009 UAW Retiree Settlement Agreement and by other orders issued by the Bankruptcy Court that preclude additional GM contributions to the New VEBA. We also maintain that Delphi's bankruptcy plan of reorganization did not fulfill the applicable conditions of the relevant agreement and therefore payment would not be due even in the absence of the 2009 UAW Retiree Settlement Agreement. On August 23, 2011, the Bankruptcy Court issued an opinion abstaining from hearing the case, which will accordingly be litigated in Federal Court in U.S. District Court for the Eastern District of Michigan.

Liability Related to Contingently Issuable Shares

Under the Amended and Restated Master Sale and Purchase Agreement, as amended between us and Old GM and certain of its direct and indirect subsidiaries, we were obligated to issue additional shares of our common stock to MLC (Adjustment Shares) in the event that allowed general unsecured claims against MLC, as estimated by the Bankruptcy Court, exceed $35.0 billion. Following the dissolution of MLC on December 15, 2011, any Adjustment Shares we are obligated to issue will be issuable to the GUC Trust. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions). The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum number of Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. At December 31, 2011 and 2010 we concluded it was not probable that general unsecured claims would exceed $35.0 billion. We believe it is reasonably possible that general unsecured claims allowed against MLC will range between $32.5 billion and $36.0 billion.

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan agreed to with European labor representatives, we have committed to achieving specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we fail to accomplish the requirements set out under the agreement, we will be required to pay certain amounts up to Euro 265 million for each of those years, and/or interest on those amounts, to our employees. Certain inventory with a carrying amount of $209 million and $193 million at December 31, 2011 and 2010 was pledged as collateral under the agreement. Through December 31, 2011 spending was sufficient to meet the current requirements under the agreement and the specified milestones have been accomplished. Management has the intent and believes it has the ability to meet the future requirements under the agreement.

Asset Retirement Obligations

Asset retirement obligations relate to legal obligations associated with retirement of tangible long-lived assets that result from acquisition, construction, development, or normal operation of a long-lived asset. An analysis is performed of such obligations associated with all real property owned or leased, including facilities, warehouses, and offices. Estimates of conditional asset

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

retirement obligations relate, in the case of owned properties, to costs estimated to be necessary for the legally required removal or remediation of various regulated materials, primarily asbestos. Asbestos abatement was estimated using site-specific surveys where available and a per square foot estimate where surveys were unavailable. For leased properties, such obligations relate to the estimated cost of contractually required property restoration. At December 31, 2011 and 2010 accruals for asset retirement obligations were $99 million and $103 million.

Contract Cancellations

The following table summarizes contract cancellation charges primarily related to the cancellation of product programs (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
GMNA(a)	$38	$30	$80	$157
GME	8	3	—	12
GMIO	43	—	2	8
GMSA	4	—	—	—
Total contract cancellations	$93	$33	$82	$177
__________

(a)	The year ended December 31, 2010 includes favorable changes in estimate on contract cancellations of $30 million.

Noncancelable Operating Leases

The following table summarizes our minimum commitments under noncancelable operating leases having remaining terms in excess of one year, primarily for property (dollars in millions):

	2012	2013	2014	2015	2016	2017 and after
Minimum commitments(a)	$422	$325	$252	$207	$169	$682
Sublease income	(59)	(58)	(53)	(47)	(45)	(314)
Net minimum commitments	$363	$267	$199	$160	$124	$368
__________

(a)	Certain of the leases contain escalation clauses and renewal or purchase options.

The following table summarizes our rental expense under operating leases (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Rental expense under operating leases	$556	$604	$255	$369

Delphi Corporation

Benefit Guarantee

In 1999, Old GM spun-off Delphi Automotive Systems Corporation, which became Delphi. Prior to the consummation of the DMDA, Delphi was our and Old GM's largest supplier of automotive systems, components and parts, and we and Old GM were Delphi's largest customer. From 2005 to 2008 Old GM's annual purchases from Delphi ranged from approximately $6.5 billion to approximately $10.2 billion. At the time of the spin-off, employees of Delphi Automotive Systems Corporation became employees of Delphi, and Old GM entered into the Delphi Benefit Guarantee Agreements (DBGA) with the UAW, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers – Communication Workers of America (IUE-CWA) and

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW) providing contingent benefit guarantees whereby, under certain conditions, Old GM would make payments for certain pension and OPEB benefits to certain former U.S. hourly employees that became employees of Delphi. The DBGA provided that in the event that Delphi or its successor companies ceased doing business, terminated its pension plan or ceased to provide credited service or OPEB benefits at certain levels due to financial distress, Old GM could be liable to provide the corresponding benefits at the required level. With respect to pension benefits, the guarantee arises only to the extent the pension benefits Delphi and the PBGC provided fall short of the guaranteed amount.

In October 2005 Old GM received notice from Delphi that it was more likely than not that Old GM would become obligated to provide benefits pursuant to the DBGA, in connection with Delphi's commencement in October 2005 of Chapter 11 proceedings under the U.S. Bankruptcy Code (Bankruptcy Code).

Delphi-GM Settlement Agreements

In September 2007 and as amended at various times through September 2008, Old GM and Delphi entered into the Delphi-GM Settlement Agreements intended to: (1) resolve outstanding issues between Delphi and Old GM that arose before Delphi's emergence from its Chapter 11 proceedings; (2) govern certain aspects of Old GM's ongoing commercial relationship with Delphi; and (3) address a limited transfer of pension assets and liabilities, and the triggering of the benefit guarantees on the basis set forth in term sheets to the Delphi-GM Settlement Agreements.

The Amended Delphi-GM Settlement Agreements included Old GM's commitments to reimburse Delphi for certain: (1) employee benefit related costs, including OPEB and pension cost; (2) employee termination related costs; (3) ongoing labor costs; and (4) production and other facilitation related costs. In addition, Old GM committed to transfers, subject to certain conditions, of net liabilities from the Delphi Hourly Rate Plan to Old GM's U.S. hourly pension plan.

In September 2008 the Bankruptcy Court entered an order in Delphi's Chapter 11 proceedings approving the Amended Delphi-GM Settlement Agreements which then became effective. As a result of the September 2008 implementation of the Delphi-GM Settlement Agreements Old GM paid $1.0 billion to Delphi in the period January 1, 2009 through July 9, 2009 in settlement of amounts accrued to date against Old GM commitments. We paid $288 million in 2009 prior to the consummation of the DMDA in settlement of amounts accrued to date against our commitments.

Upon consummation of the DMDA, we settled and terminated commitments with limited exceptions under the Delphi-GM Settlement Agreements, and we and Delphi waived all claims against each other under the Delphi-GM Settlement Agreements.

IUE-CWA and USW Settlement Agreement

In September 2009 we entered into a settlement agreement with MLC, the IUE-CWA and the USW that resolved the DBGA with these unions. The agreement was approved by the Bankruptcy Court in November 2009.

Delphi Master Disposition Agreement

In July 2009 we, Delphi and the PBGC negotiated an agreement to be effective upon consummation of the DMDA regarding the settlement of PBGC's claims from the termination of the Delphi pension plans and the release of certain liens with the PBGC against Delphi's foreign assets. In return, the PBGC received a payment of $70 million from us and was granted a 100% interest in Class C Membership Interests in New Delphi which provide for the PBGC to participate in predefined equity distributions. We maintain the obligation to provide the difference between pension benefits paid by the PBGC according to regulation and those originally guaranteed by Old GM under the DBGA.

In October 2009 we consummated the transaction contemplated by the DMDA with Delphi, New Delphi, Old GM and other sellers and other buyers that are party to the DMDA, as more fully described in Note 4. Upon consummation of the DMDA we settled our commitments to Delphi accrued to date except for the obligation to provide the difference between pension benefits paid by the PBGC according to regulation and those originally guaranteed by Old GM under the DBGA that we continue to maintain.

Delphi Charges

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes charges that have been recorded with respect to the various agreements with Delphi (dollars in millions):

	Successor	Predecessor
	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Other automotive expenses, net	$8	$184
Automotive cost of sales	193	142
Reorganization gains, net	—	662
Total Delphi charges	$201	$988

These charges reflect the best estimate of obligations associated with the various Delphi agreements, including obligations under the DBGA, updated to reflect the DMDA. At July 9, 2009 these charges reflect the obligation to the PBGC upon consummation of the DMDA, consisting of the estimated fair value of the PBGC Class C Membership Interests in New Delphi of $317 million and the payment of $70 million due. Further, at July 9, 2009 these charges reflect an estimated value of $966 million pertaining to claims against Delphi that were waived upon consummation of the DMDA. The estimated value of the claims represents the excess after settlement of certain pre-existing commitments to Delphi of the fair value of Nexteer, the four domestic facilities and the investment in New Delphi over the cash consideration paid under the DMDA. Refer to Note 4 for additional information on the total consideration paid under the DMDA and the allocation of such consideration to the various units of account.

Note 21. Income Taxes

Consolidated

The following table summarizes Income (loss) before income taxes and equity income (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
U.S. income (loss)	$2,883	$2,648	$(6,647)	$105,420
Non-U.S. income	3,102	3,089	1,364	2,356
Income (loss) before income taxes and equity income	$5,985	$5,737	$(5,283)	$107,776
Income Tax Expense (Benefit)

The following table summarizes Income tax expense (benefit) (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Current income tax expense (benefit)
U.S. federal	$(134)	$(10)	$7	$(60)
Non-U.S.	275	441	421	(522)
U.S. state and local	58	(1)	(1)	16
Total current	199	430	427	(566)
Deferred income tax expense (benefit)
U.S. federal	8	(25)	(1,204)	110
Non-U.S.	(289)	259	(52)	(716)
U.S. state and local	(28)	8	(171)	6
Total deferred	(309)	242	(1,427)	(600)
Total income tax expense (benefit)	$(110)	$672	$(1,000)	$(1,166)

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns.

Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of our and Old GM's share of basis differences in investments in foreign subsidiaries and corporate joint ventures not deemed to be indefinitely reinvested. Taxes have not been provided on basis differences in investments in foreign subsidiaries and corporate joint ventures which are deemed indefinitely reinvested of $6.2 billion and $6.9 billion at December 31, 2011 and 2010. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The following table summarizes a reconciliation of Income tax expense (benefit) compared with the amounts at the U.S. federal statutory rate (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Tax at U.S. federal statutory income tax rate	$2,094	$2,008	$(1,849)	$37,721
State and local tax expense	215	334	(559)	(260)
Foreign income taxed at other than 35%	243	1,579	64	(119)
Taxes on unremitted earnings of subsidiaries	(537)	(10)	(151)	(12)
Change in valuation allowance	(2,386)	(2,903)	1,338	6,609
Change in tax laws	(33)	—	163	1
Research and development incentives	(45)	(235)	(14)	(113)
Gain on sale of Delphi equity interests	599	—	—	—
Goodwill impairment	377	—	—	—
Settlements of prior year tax matters	(56)	(170)	—	—
VEBA contribution	(476)	—	(328)	—
Non-taxable reorganization gain	—	—	—	(45,564)
Foreign currency remeasurement	59	143	340	207
Pension contribution	(127)	—	—	—
Other adjustments	(37)	(74)	(4)	364
Total income tax expense (benefit)	$(110)	$672	$(1,000)	$(1,166)

Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities at December 31, 2011 and 2010 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets (liabilities) (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	December 31, 2011	December 31, 2010
Deferred tax assets
Postretirement benefits other than pensions	$3,672	$3,884
Pension and other employee benefit plans	8,357	7,127
Warranties, dealer and customer allowances, claims and discounts	4,015	4,276
Property, plants and equipment	1,547	2,275
Capitalized research expenditures	5,152	5,033
Tax carryforwards	21,199	20,109
Miscellaneous U.S.	3,017	2,387
Miscellaneous non-U.S.	243	357
Total deferred tax assets before valuation allowances	47,202	45,448
Less: valuation allowances	(45,191)	(42,979)
Net deferred tax assets	2,011	2,469
Deferred tax liabilities
Intangible assets	1,933	2,609
Total deferred tax liabilities	1,933	2,609
Net deferred tax assets (liabilities)	$78	$(140)

The following table summarizes deferred tax assets (liabilities) (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
Current deferred tax assets	$525	$782
Current deferred tax liabilities	(48)	(23)
Non-current deferred tax assets	514	308
Non-current deferred tax liabilities	(913)	(1,207)
Net deferred tax assets (liabilities)	$78	$(140)

The following table summarizes the amount and expiration dates of our operating loss and tax credit carryforwards at December 31, 2011 (dollars in millions):

	Successor
	Expiration Dates	Amounts
U.S. federal and state loss carryforwards	2012-2030	$11,220
Non-U.S. loss and tax credit carryforwards	Indefinite	1,058
Non-U.S. loss and tax credit carryforwards	2012-2031	4,118
U.S. alternative minimum tax credit	Indefinite	669
U.S. general business credits(a)	2017-2031	1,908
U.S. foreign tax credits	2012-2021	2,226
Total loss and tax credit carryforwards		$21,199
__________

(a)	The general business credits are principally composed of research and experimentation credits.

Valuation Allowances

The valuation allowances recognized relate to certain net deferred tax assets in U.S. and non-U.S. jurisdictions. The following table summarizes the change in the valuation allowance (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Beginning balance	$42,979	$45,281	$42,666	$59,777
Additions (Reversals)
U.S.	2,411	(2,196)	2,226	(14,474)
Canada	(158)	63	405	(802)
Germany	1	(139)	67	(792)
Spain	463	378	(40)	(200)
Brazil	(1)	1	1	(442)
South Korea	27	(121)	(221)	321
Australia	(498)	(39)	7	190
U.K.	141	(121)	109	62
Sweden	6	(58)	33	(1,057)
Other	(180)	(70)	28	83
Ending balance	$45,191	$42,979	$45,281	$42,666

In July 2009 Old GM recorded adjustments resulting in a net decrease in valuation allowances of $20.7 billion as a result of the 363 Sale and fresh-start reporting. The net decrease primarily resulted from U.S. federal and state tax attribute reduction of $12.2 billion related to debt cancellation income, a net difference of $5.5 billion between fresh-start reporting and historical U.S. GAAP bases of assets and liabilities at entities with valuation allowances, net valuation allowances of $1.7 billion associated with assets and liabilities retained by MLC, a foreign tax attribute reduction of $0.9 billion and release of valuation allowances of $0.7 billion. In the year ended December 31, 2011 we recorded an adjustment to the debt cancellation income that resulted from the 363 Sale. The adjustment resulted in a $2.1 billion increase in valuation allowances related to U.S. Federal and state tax attributes.

We and Old GM established or released the following significant valuation allowances as a result of a change in our evaluation of deferred tax asset realizability (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Established (released) by jurisdiction
Brazil	$—	$—	$—	$(465)
Various non-U.S.	$—	$—	$—	$(286)
Australia	$(502)	$—	$—	$—

Old GM accumulated pre-tax losses in the U.S. and various non-U.S. jurisdictions. These historical pre-tax losses were driven by several factors including but not limited to instability of the global economic environment, automotive price competition, relatively high cost structure, unfavorable commodity prices, unfavorable regulatory and tax environments and a challenging foreign currency exchange environment. By December 31, 2008, after weighing this objective and verifiable negative evidence with all other available positive and negative evidence, Old GM determined it was more likely than not it would not realize its deferred tax assets, and established valuation allowances for major jurisdictions including the U.S., Canada, Brazil, Australia, South Korea, Germany, Spain and the United Kingdom. Additional concerns arose related to the U.S. parent company's liquidity which led us to establish valuation allowances for Texas and various non-U.S. jurisdictions, even though many of these jurisdictions had historical profits and no other significant negative evidence factors.

In 2009 the U.S. parent company liquidity concerns were resolved in connection with the Chapter 11 Proceedings and the 363 Sale, and many non-U.S. jurisdictions, including Brazil, were generating and projecting taxable income. To the extent there were

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

no other significant negative evidence factors, Old GM determined it was more likely than not it would realize its deferred tax assets and reversed valuation allowances in Brazil and various non-U.S. jurisdictions.

Although we have a short history as a new company, and our ability to achieve future profitability was enhanced by the cost and liability reductions that occurred as a result of the Chapter 11 Proceedings and 363 Sale, Old GM's historic operating results remain relevant as they are reflective of the industry and the effect of economic conditions. The fundamental businesses and inherent risks in which we globally operate did not change from those in which Old GM operated. As such, subsequent to the Chapter 11 Proceedings and the 363 Sale, due primarily to historical pre-tax losses, at December 31, 2011 we determined it was still more likely than not the deferred tax assets would not be realized in major jurisdictions including the U.S., Canada, South Korea, Germany, Spain and the United Kingdom. If additional positive evidence becomes available our conclusion regarding the need for full valuation allowances in these jurisdictions could change, resulting in the reversal of some or all of the valuation allowances.

At December 31, 2011 we determined in Australia it was more likely than not we would realize deferred tax assets in the future due primarily to sustained profitability and projected taxable income in an unlimited carryforward jurisdiction; accordingly, we reversed the valuation allowance in this jurisdiction.

Uncertain Tax Positions

The following table summarizes gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective tax rate in future periods after valuation allowances (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
Gross unrecognized tax benefits before valuation allowances	$2,370	$5,169
Amount of unrecognized tax benefit that would favorably affect effective tax rate in future	$326	$785
Amount of liability for uncertain tax positions benefits netted against deferred tax assets in the same jurisdiction(a)	$1,285	$3,605
__________

(a)	The remaining uncertain tax positions are classified as current and non-current liabilities.

The following table summarizes activity of the total amounts of unrecognized tax benefits (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Beginning balance	$5,169	$5,410	$4,096	$2,803
Additions to current year tax positions	129	195	1,454	1,493
Additions to prior years' tax positions	562	803	22	594
Reductions to current year tax positions	—	—	(44)	(25)
Reductions to prior years' tax positions	(1,002)	(475)	(128)	(626)
Reductions in tax positions due to lapse of statutory limitations	(64)	(18)	—	(281)
Settlements	(2,399)	(761)	(111)	(16)
Other	(25)	15	121	154
Ending balance	$2,370	$5,169	$5,410	$4,096

The following tables summarize information regarding income tax related interest and penalties (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Interest income	$7	$13	$—	$249
Interest expense (benefit)(a)	$(113)	$20	$30	$(31)
Penalties(a)	$(25)	$1	$—	$30
__________
(a) The interest and penalty benefit for the year ended December 31, 2011 is due primarily to remeasurements, settlements and statute expirations.

	Successor
	December 31, 2011	December 31, 2010
Accrued interest payable	$103	$250
Accrued penalties	$89	$119

Other Matters

Most of the tax attributes generated by Old GM and its domestic and foreign subsidiaries (net operating loss carryforwards and various income tax credits) survived the Chapter 11 Proceedings, and we are using or expect to use the tax attributes to reduce future tax liabilities. The ability to utilize certain of the U.S. tax attributes in future tax periods could be limited by Section 382 of the Internal Revenue Code. On November 1, 2010 we amended our certificate of incorporation to minimize the likelihood of an ownership change occurring for Section 382 purposes. We have net operating loss carryforwards in Germany through November 30, 2009 that, as a result of reorganizations that took place in 2008 and 2009, were not recorded as deferred tax assets. Depending on the outcome of European court decisions these loss carryforwards may be available to reduce future taxable income in Germany. In Australia, we have net operating loss carryforwards which are subject to meeting a “Same Business Test” requirement that we assess on a quarterly basis.

In the U.S., we have continuing responsibility for Old GM's open tax years. Old GM's federal income tax returns for 2007 and 2008 were audited by the Internal Revenue Service and the review was substantially concluded in the year ended December 31, 2011. Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2002 to 2011 with various significant tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. Given the global nature of our operations, there is a risk that transfer pricing disputes may arise.

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

In June 2010 a Mexican income tax audit covering the 2002 and 2003 tax years was concluded and an assessment of $146 million including tax, interest and penalties was issued. We believe we have adequate reserves established. Collection of any assessment will be suspended until a revised assessment is issued and during any subsequent proceedings through U.S. and Mexican competent authorities. We expect a revised assessment to be issued no earlier than March 2012.

In November 2010 an agreement was reached with the Canadian government to resolve various income tax matters in the years 2003 through 2009. In the three months ended December 31, 2010 this resolution resulted in a tax benefit of $140 million including interest.

In June 2011 we settled a Brazilian income tax matter for $241 million that was reserved and disclosed in a prior period.

In the year ended December 31, 2011 certain issues were resolved relating to uncertain tax positions in jurisdictions which have

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

full valuation allowances. The resolution of these matters resulted in a $2.7 billion reduction to gross uncertain positions. No tax benefit was recognized with respect to these reductions because the entities were in full valuation allowance jurisdictions or the amounts were reserved in a prior period.

At December 31, 2011 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

Note 22. Restructuring and Other Initiatives

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

The following table summarizes the reserves related to restructuring and other initiatives (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

GM

	Successor
	GMNA	GME	GMIO	GMSA	Total
Balance at July 10, 2009	$2,905	$433	$32	$16	$3,386
Additions	44	37	76	9	166
Interest accretion and other	15	35	—	—	50
Payments	(994)	(61)	(109)	(19)	(1,183)
Revisions to estimates	30	—	1	(3)	28
Effect of foreign currency	88	7	3	1	99
Balance at December 31, 2009(a)	2,088	451	3	4	2,546
Additions	50	734	1	2	787
Interest accretion and other	36	114	—	—	150
Payments	(712)	(589)	(1)	(7)	(1,309)
Revisions to estimates	(361)	(8)	—	1	(368)
Effect of foreign currency	34	(38)	—	—	(4)
Balance at December 31, 2010(a)	1,135	664	3	—	1,802
Additions	82	344	—	80	506
Interest accretion and other	22	105	—	1	128
Payments	(366)	(395)	(2)	(68)	(831)
Revisions to estimates	19	(9)	—	—	10
Effect of foreign currency	(8)	(22)	—	(1)	(31)
Balance at December 31, 2011(a)	$884	$687	$1	$12	$1,584
__________

(a)	The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits for GMNA, primarily relate to postemployment benefits to be paid.

Year Ended December 31, 2011

GMNA recorded charges, interest accretion and other and revisions to estimates primarily related to special attrition programs for skilled trade U.S. hourly employees, service cost for hourly layoff benefits and Canadian restructuring activities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Our labor agreement includes cash severance incentive programs which may range up to $100 million through March 31, 2012 for skilled trade U.S. hourly employees that will be included in our restructuring liability upon irrevocable acceptances by both parties.

GME recorded charges, interest accretion and other for separation programs primarily related to previously announced programs in Germany. Restructuring and early retirement programs in Spain, the U.K. and Belgium were essentially completed in 2010 and we also initiated a program in Germany in 2010. Through December 31, 2011 these programs had a total cost of $1.1 billion and affected a total of 6,700 employees and included the December 2010 closure of the Antwerp, Belgium facility. We expect to incur an additional $100 million to complete these programs, which will affect an additional 500 employees. To the extent these programs involve voluntary separations, no liabilities are recorded until offers to employees are accepted. If employees are involuntarily terminated, a liability is recorded at the communication date.

GMSA recorded charges, interest accretion and other for separation programs primarily related to the voluntary separation program in Brazil implemented in the three months ended December 31, 2011. A total of 900 employees in Brazil participated in the separation program at a total cost of $74 million. Liabilities were recorded as offers to the employees were irrevocably accepted.

Year Ended December 31, 2010

GMNA recorded charges, interest accretion and other, and revisions to estimates primarily related to increased production capacity utilization, which resulted in the recall of idled employees to fill added shifts at multiple U.S. production sites and revisions to productivity initiatives, partially offset by Canadian restructuring activities.

GME recorded charges, interest accretion and other, and revisions to estimates for separation programs primarily related to the following initiatives:

•Separation charges of $527 million related to the closure of the Antwerp, Belgium facility which affected 2,600 employees.

•	Separation charges of $63 million related to separation/layoff plans and an early retirement plan in Spain which ultimately affected 1,200 employees.
•Separation charges of $31 million related to a voluntary separation program in the United Kingdom.

•	Separation charges of $95 million and interest accretion and other of $104 million related to a voluntary separation program in Germany.

Period July 10, 2009 through December 31, 2009

GMNA recorded charges, interest accretion and other, and revisions to estimates for separation programs primarily related to the following:

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

GME recorded charges, interest accretion and other, and revisions to estimates primarily related to separation charges for early retirement programs and additional liability adjustments, primarily in Germany.

GMIO recorded charges, interest accretion and other, and revisions to estimates primarily related to separation charges of $72 million for restructuring programs in Australia for salaried and hourly employees.

Old GM

The following table summarizes the reserves related to restructuring and other initiatives (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Predecessor
	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2009	$2,456	$468	$45	$13	$2,982
Additions	1,835	20	27	38	1,920
Interest accretion and other	16	11	—	—	27
Payments	(1,014)	(65)	(43)	(48)	(1,170)
Revisions to estimates	(401)	—	—	9	(392)
Effect of foreign currency	50	(1)	3	4	56
Balance at July 9, 2009	2,942	433	32	16	3,423
Effect of application of fresh-start reporting	(37)	—	—	—	(37)
Ending balance including effect of application of fresh-start reporting (a)	$2,905	$433	$32	$16	$3,386
__________

(a)	The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits for GMNA, primarily relate to postemployment benefits to be paid.

GMNA recorded charges, interest accretion and other, and revisions to estimates for separation programs related to the following initiatives:

•	Postemployment benefit charges in the U.S. of $825 million related to 13,000 hourly employees who participated in the 2009 special attrition programs.

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

•	Separation charges of $250 million for a U.S. salaried severance program to allow 6,000 terminated employees to receive ongoing wages and benefits for up to 12 months.

•	Postemployment benefit charges in Canada of $38 million related to 380 hourly employees who participated in a special attrition program.

GME recorded charges, interest accretion and other, and revisions to estimates primarily related to separation charges for early retirement programs and additional liability adjustments, primarily in Germany.

GMIO recorded charges, interest accretion and other, and revisions to estimates primarily related to separation charges in Australia of $19 million related to a facility idling. The program affects employees who left through December 2009.

GMSA recorded charges, interest accretion and other, and revisions to estimates related to voluntary and involuntary separation programs in South America affecting 3,300 salaried and hourly employees.

Dealer Wind-downs

GM and Old GM

We market vehicles worldwide through a network of independent retail dealers and distributors. We determined that a reduction in the number of GMNA dealerships was necessary.

The following table summarizes GMNA's restructuring reserves related to dealer wind-down agreements (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor			Predecessor
	December 31, 2011	December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Balance at beginning of period	$144	$501	$516	$—
Additions and revisions to estimates	(8)	7	275	518
Payments	(111)	(366)	(285)	(2)
Transfer to legal reserve	—	—	(17)	—
Effect of foreign currency	—	2	12	—
Balance at end of period	$25	$144	$501	$516

Note 23. Other Automotive Expenses, net

The following table summarizes the components of Other automotive expenses, net (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Operating and other expenses (income)	$56	$(7)	$(35)	$22
Expenses related to Saab deconsolidation, net (Note 4)	—	—	(60)	824
Saab impairment charges	—	—	—	88
Delphi related charges (Note 20)	—	—	8	184
Depreciation and amortization expense	2	125	89	101
Interest expense	—	—	13	16
Total other automotive expenses, net	$58	$118	$15	$1,235

Interest expense and depreciation and amortization expense recorded in Other automotive expenses, net relates to a portfolio of automotive retail leases.

Note 24. Interest Income and Other Non-Operating Income, net

Automotive

The following table summarizes the components of Interest income and other non-operating income, net (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Interest income	$455	$465	$184	$183
Net gains on derivatives	41	68	278	—
Rental income	149	164	88	100
Dividends and royalties	153	213	105	145
Other(a)	53	621	(280)	424
Total interest income and other non-operating income, net	$851	$1,531	$375	$852
__________

(a)
Amounts in the year ended December 31, 2011 include impairment charges related to the cost method investment in Ally Financial of $555 million, a gain on the sale of Ally Financial preferred shares of $339 million, and recognition of deferred income from technology agreements with SGMW of $113 million. Amounts in the year ended December 31, 2010 include a gain on the reversal of an accrual for contingently issuable Adjustment Shares of $162 million, a gain on the sale of Saab of $123 million, a gain on the acquisition of GMS of $66 million

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

and a gain on the sale of Nexteer of $60 million. Amounts in the period July 10, 2009 through December 31, 2009 include impairment charges related to Ally Financial common stock of $270 million.

Note 25. Stockholders’ Equity and Noncontrolling Interests

Consolidated

Preferred Stock

The following table summarizes significant features relating to our preferred stock (dollars in millions, except for per share amounts):

			Successor
	Liquidation Preference Per Share	Dividend Rate Per Annum	Dividends Paid
			Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009
Series A Preferred Stock	$25.00	9.00%	$621	$810	$349
Series B Preferred Stock	$50.00	4.75%	$243	$—

Series A Preferred Stock

The Series A Preferred Stock ranks senior with respect to liquidation preference and dividend rights to our common stock and Series B Preferred Stock and any other class or series of stock that we may issue. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of our affairs, a holder of Series A Preferred Stock will be entitled to be paid, before any distribution or payment may be made to any holders of common stock or Series B Preferred Stock, the liquidation amount and the amount of any accrued and unpaid dividends, if any, whether or not declared, prior to such distribution or payment date. On or after December 31, 2014, the Series A Preferred Stock may be redeemed, in whole or in part, for cash at a price per share equal to the $25.00 per share liquidation amount, plus any accrued and unpaid dividends. Upon a redemption or purchase of any or all Series A Preferred Stock, the difference, if any, between the recorded amount of the Series A Preferred Stock being redeemed or purchased and the consideration paid would be recorded as a charge to Net income attributable to common stockholders. If all of the Series A Preferred Stock were to be redeemed or purchased at its par value, the amount of the charge would be $1.4 billion.

In December 2010 we purchased 84 million shares of Series A Preferred Stock, held by the UST, at a price equal to 102% of the aggregate liquidation amount, for $2.1 billion. The purchase of the UST's Series A Preferred Stock resulted in a charge of $0.7 billion recorded in Cumulative dividends on and charge related to purchase of preferred stock.

Series B Preferred Stock

The Series B Preferred Stock, with respect to dividend rights and rights upon our liquidation, winding-up or dissolution, ranks: (1) senior to our common stock and to each other class of capital stock or series of preferred stock the terms of which do not expressly provide that such class or series ranks senior to, or on a parity with, the Series B Preferred Stock; (2) on a parity with any class of capital stock or series of preferred stock the terms of which expressly provide that such class or series will rank on a parity with the Series B Preferred Stock; and (3) junior to our Series A Preferred Stock and to each class of capital stock or series of preferred stock the terms of which expressly provide that such class or series will rank senior to the Series B Preferred Stock.

Each share of the Series B Preferred Stock, unless previously converted, will automatically convert on December 1, 2013 into shares of our common stock. The number of shares of our common stock issuable upon mandatory conversion of each share of Series B Preferred Stock, is determined based on the applicable market value of our common stock subject to anti-dilution adjustments and accumulated and unpaid dividends. The applicable market value of our common stock is the average of the closing prices of our common stock over the 40 consecutive trading day period ending on the third trading day immediately preceding the mandatory conversion date. Holders of the Series B Preferred Stock have the right to convert their shares at any time prior to the mandatory conversion date at a conversion ratio of 1.2626 shares of our common stock for each share of the Series B Preferred Stock that is optionally converted, subject to anti-dilution, make-whole and other adjustments.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

If the applicable market value of our common stock upon mandatory conversion falls within a range of $33.00-$39.60 per common share, the holder receives a variable number of shares of our common stock with a value equal to the liquidation preference plus accumulated dividends. If the applicable market value is not within this range, there is a fixed conversion ratio equaling 1.2626 shares of common stock for each share of Series B Preferred Stock when the applicable market value of our common stock is greater than $39.60, and 1.5152 shares of common stock for each share of Series B Preferred Stock when the applicable market value of our common stock is less than $33.00. The fixed conversion ratios will be adjusted for events that would otherwise dilute a Series B Preferred Stockholder's interest. These anti-dilution provisions provide a holder of the Series B Preferred Stock a right to participate in our undistributed earnings because a dividend, if declared, would result in a transfer of value to the holder through an adjustment to the fixed conversion ratios. Based on the nature of the Series B Preferred Stock and the nature of these anti-dilution provisions, we have concluded that the Series B Preferred Stock is a participating security and, as such, the application of the two-class method for computing earnings per share is required when the applicable market value of our common stock is below $33.00 or above $39.60 per share. For purposes of calculating earnings per share, the applicable market value is calculated as the average of the closing prices of our common stock over the 40 consecutive trading day period ending on the third trading day immediately preceding the date of our financial statements. The calculation of the applicable market value at the date of our financial statements will apply to the full year, irrespective of the applicable market value computed during the prior quarters of the current year. Refer to Note 26 for a description of the effect of the two-class method on earnings per share.

Common Stock

Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. However, the terms of the Series A Preferred Stock and Series B Preferred Stock prohibit, subject to exceptions, the payment of dividends on our common stock, unless all accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock are paid in full. Holders of common stock are entitled to one vote per share on all matters submitted to our stockholders for a vote. The liquidation rights of holders of our common stock are secondary to the payment or provision for payment of all our debts and liabilities and to holders of our Series A Preferred Stock and Series B Preferred Stock, if any such shares are then outstanding. In the year ended December 31, 2011 we issued 61 million shares of common stock to the U.S. hourly and salaried pension plans, four million shares for exercised warrants, and 500 thousand shares for the settlement of salary and other restricted stock awards. In the year ended December 31, 2010 we issued 100 thousand shares of restricted common stock.

Warrants

In connection with the 363 Sale we issued two tranches of warrants, each to acquire 136 million shares of common stock, to MLC which have been substantially distributed to creditors of Old GM by MLC and one tranche of warrants to acquire 46 million shares of common stock to the New VEBA. The first tranche of MLC warrants is exercisable at any time prior to July 10, 2016 at an exercise price of $10.00 per share and the second tranche of MLC warrants is exercisable at any time prior to July 10, 2019 at an exercise price of $18.33 per share. In April 2011 MLC began distribution of its warrants for our common stock to its unsecured creditors. Upon exercise of the warrants, the shares issued will be included in the number of basic shares outstanding used in the computation of earnings per share. The New VEBA warrants are exercisable at any time prior to December 31, 2015 at an exercise price of $42.31 per share. The number of shares of common stock underlying each of the warrants and the per share exercise price are subject to adjustment as a result of certain events, including stock splits, reverse stock splits and stock dividends. The outstanding balance of warrants at December 31, 2011 and 2010 is 313 million and 318 million.

Noncontrolling Interests

In October 2009 we completed our participation in an equity rights offering in GM Korea for $417 million. As a result of the participation in the equity rights offering our ownership interest in GM Korea increased from 50.9% to 70.1%. In March 2011 we completed the acquisition of an additional 6.9% in GM Korea. After completing this transaction we now own 77.0% of the outstanding shares.

In December 2009 we acquired the remaining noncontrolling interest of a joint venture for $100 million increasing our ownership interest from 50% to 100%. This transaction resulted in no charge to Capital surplus.

The table below summarizes the changes in equity resulting from Net income (loss) attributable to common stockholders and transfers from (to) noncontrolling interests changes (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	For The Year Ended December 31, 2011	July 10, 2009 Through December 31, 2009
Net income (loss) attributable to common stockholders	$7,585	$(4,428)
Increase in capital surplus resulting from GM Korea equity rights offering	—	108
Increase in capital surplus resulting from acquisition of additional interest in GM Korea	41	—
Changes from net income (loss) attributable to common stockholders and transfers from (to) noncontrolling interests	$7,626	$(4,320)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss), net of taxes (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010	December 31, 2009
Foreign currency translation gain	$215	$394	$157
Cash flow hedging gains (losses), net	2	(23)	(1)
Net unrealized gain (loss) on securities	(4)	(5)	2
Defined benefit plans, net	(6,074)	885	1,430
Accumulated other comprehensive income (loss)	$(5,861)	$1,251	$1,588

Other Comprehensive Income (Loss)

The following tables summarize the components of Other comprehensive income (loss) attributable to common stockholders (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	Year Ended December 31, 2011			Year Ended December 31, 2010
	Pre-tax Amount	Tax Expense (Benefit)	Net Amount	Pre-tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation gain (loss)	$(186)	$—	$(186)	$210	$—	$210
Cash flow hedging gain (losses), net	15	—	15	(22)	—	(22)
Unrealized gain (loss) on securities	1	—	1	(7)	—	(7)
Defined benefit plans
Prior service benefit from plan amendments	302	1	301	7	1	6
Less: amortization of prior service cost included in net periodic benefit cost	(52)	—	(52)	(12)	—	(12)
Net prior service benefit (cost)	250	1	249	(5)	1	(6)
Actuarial gain (loss) from plan measurements	(7,578)	(10)	(7,568)	(530)	34	(564)
Less: amortization of actuarial loss included in net periodic benefit cost(a)	421	5	416	25	—	25
Net actuarial amounts	(7,157)	(5)	(7,152)	(505)	34	(539)
Defined benefit plans, net	(6,907)	(4)	(6,903)	(510)	35	(545)
Sale of interest in nonconsolidated affiliate	(42)	—	(42)	—	—	—
Other comprehensive income (loss)	(7,119)	(4)	(7,115)	(329)	35	(364)
Less: other comprehensive loss attributable to noncontrolling interests	(10)	—	(10)	(13)	—	(13)
Other comprehensive income (loss) attributable to common stockholders	$(7,109)	$(4)	$(7,105)	$(316)	$35	$(351)
__________

(a)	Includes the Canadian healthcare trust settlement. Refer to Note 18.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor			Predecessor
	July 10, 2009 Through December 31, 2009			January 1, 2009 Through July 9, 2009
	Pre-tax Amount	Tax Expense (Benefit)	Net Amount	Pre-tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation gain	$135	$11	$124	$187	$40	$147
Cash flow hedging gains (losses), net	(1)	—	(1)	145	(131)	276
Unrealized gain on securities	7	5	2	46	—	46
Defined benefit plans
Prior service benefit (cost) from plan amendments	112	130	(18)	(3,882)	(1,551)	(2,331)
Less: amortization of prior service cost included in net periodic benefit cost	—	—	—	5,162	3	5,159
Net prior service benefit (cost)	112	130	(18)	1,280	(1,548)	2,828
Actuarial loss from plan measurements	2,702	1,247	1,455	(2,574)	1,532	(4,106)
Less: amortization of actuarial loss included in net periodic benefit cost	(6)	1	(7)	(2,109)	22	(2,131)
Net actuarial amounts	2,696	1,248	1,448	(4,683)	1,554	(6,237)
Net transition assets from plan initiations	—	—	—	6	1	5
Less: amortization of transition asset/obligation included in net periodic benefit cost	—	—	—	(5)	(1)	(4)
Net transition amounts	—	—	—	1	—	1
Defined benefit plans, net	2,808	1,378	1,430	(3,402)	6	(3,408)
Other comprehensive income (loss)	2,949	1,394	1,555	(3,024)	(85)	(2,939)
Less: other comprehensive income (loss) attributable to noncontrolling interests	(33)	—	(33)	92	—	92
Other comprehensive income (loss) attributable to common stockholders	$2,982	$1,394	$1,588	$(3,116)	$(85)	$(3,031)

Note 26. Earnings (Loss) Per Share

In the year ended December 31, 2011 we were required to use the two-class method for calculating earnings per share, as further discussed below, as the applicable market value of our common stock was below $33.00 per common share in the period ended December 31, 2011.

Basic and diluted earnings (loss) per share are computed by dividing Net income (loss) attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings (loss) per share is computed by giving effect to all potentially dilutive securities that were outstanding.

The following table summarizes basic and dilutive earnings (loss) per share (in millions, except for per share amounts):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Basic earnings (loss) per share
Net income (loss) attributable to stockholders(a)	$9,190	$6,172	$(4,297)	$109,118
Less: cumulative dividends on and charge related to purchase of preferred stock and undistributed earnings allocated to Series B Preferred Stock participating security(b)	1,605	1,504	131	—
Net income (loss) attributable to common stockholders	$7,585	$4,668	$(4,428)	$109,118
Weighted-average common shares outstanding - basic	1,536	1,500	1,238	611
Basic earnings (loss) per share	$4.94	$3.11	$(3.58)	$178.63
Diluted earnings (loss) per share
Net income (loss) attributable to stockholders(a)	$9,190	$6,172	$(4,297)	$109,118
Add: preferred dividends to holders of Series B Preferred Stock	—	25	—	—
Less: cumulative dividends on and charge related to purchase of preferred stock and undistributed earnings allocated to Series B Preferred Stock participating security(c)	1,552	1,504	131	—
Net income (loss) attributable to common stockholders	$7,638	$4,693	$(4,428)	$109,118
Weighted-average shares outstanding - diluted
Weighted-average common shares outstanding - basic	1,536	1,500	1,238	611
Dilutive effect of warrants	130	106	—	—
Dilutive effect of conversion of Series B Preferred Stock	—	17	—	—
Dilutive effect of restricted stock units (RSUs)	2	1	—	—
Weighted-average common shares outstanding - diluted	1,668	1,624	1,238	611

Diluted earnings (loss) per share	$4.58	$2.89	$(3.58)	$178.55
__________

(a)
Includes earned but undeclared dividends of $26 million, $26 million and $34 million on our Series A Preferred Stock and $20 million, $25 million and $0 on our Series B Preferred Stock in the years ended December 31, 2011 and 2010 and in the period July 10, 2009 through December 31, 2009.

(b)
Includes cumulative dividends on preferred stock of $859 million and earnings of $746 million that have been allocated to the Series B Preferred Stock holders in the year ended December 31, 2011; cumulative dividends on preferred stock of $827 million and a charge related to the purchase of Series A Preferred Stock of $677 million in the year ended December 31, 2010; and cumulative dividends on preferred stock of $131 million in the period July 10, 2009 through December 31, 2009, which excludes dividends of $252 million which were paid to the New VEBA prior to December 31, 2009, as these shares were not considered outstanding until December 31, 2009 due to the terms of the 2009 UAW Retiree Settlement Agreement. Payments made to the New VEBA were recorded as employer contributions and included in Net income (loss) attributable to stockholders.

(c)
Includes cumulative dividends on preferred stock of $859 million and earnings of $693 million that have been allocated to the Series B Preferred Stock holders in the year ended December 31, 2011; cumulative dividends on preferred stock of $827 million and a charge related to the purchase of Series A Preferred Stock of $677 million in the year ended December 31, 2010; and cumulative dividends on preferred stock of $131 million in the period July 10, 2009 through December 31, 2009.

GM

Year Ended December 31, 2011

We applied the two-class method to calculate basic earnings per share and the more dilutive of the two-class or the if-converted method to calculate diluted earnings per share. Under the two-class method for computing earnings per share, undistributed earnings are allocated to common stock and the Series B Preferred Stock according to their respective participation rights in undistributed earnings, as if all the earnings for the period had been distributed. This allocation to the Series B Preferred Stock holders reduced Net income attributable to common stockholders, resulting in a lower basic and dilutive earnings per share amount. Variability may result in our calculation of earnings per share from period to period depending on whether the application of the two-class

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

method is required. Refer to Note 25 for a description of the Series B Preferred Stock and the application of the two-class method.

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

MLC distributed all of its 272 million warrants for our common stock to its unsecured creditors and the GUC Trust. The warrant holders may exercise the warrants at any time prior to their respective expiration dates. Upon exercise of the warrants the shares issued will be included in the number of basic shares outstanding used in the computation of earnings per share.

Warrants to purchase 313 million shares of our common stock were outstanding at December 31, 2011, of which 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares. Under the treasury stock method, the assumed exercise of the remaining warrants resulted in 130 million dilutive shares.

Diluted earnings per share included the effect of 13 million unvested RSUs granted to certain global executives. The Adjustment Shares were excluded from the computation of basic and diluted earnings per share as the condition that would result in the issuance of the Adjustment Shares was not satisfied.

In July 2011 the 61 million shares of common stock contributed to our pension plans in January 2011 met the criteria to qualify as plan assets for accounting purposes. These shares were considered outstanding for earnings per share purposes beginning in July 2011.

Year Ended December 31, 2010

Warrants to purchase 318 million shares of our common stock were outstanding, of which 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of our common stock. Under the treasury stock method, the assumed exercise of warrants to purchase the remaining warrants resulted in 106 million dilutive shares.

Diluted earnings per share included the effect of 11 million unvested RSUs granted to certain global executives. The dilutive effect of the RSUs was included only for the period subsequent to our public offering as the RSUs prior were accounted for as liability awards prior to that date. The Adjustment Shares were excluded from the computation of basic and diluted earnings per share as the condition that would result in the issuance of the Adjustment Shares was not satisfied.

Period July 10, 2009 through December 31, 2009

Outstanding warrants to purchase 272 million shares of common stock were not included in the computation of diluted loss per share because the effect would have been antidilutive and 1 million RSUs were excluded from the computation of diluted loss per share as these awards were payable in cash during that time. The Adjustment Shares were excluded from the computation of basic and diluted loss per share as the condition that would result in the issuance of the Adjustment Shares was not satisfied.

Old GM

Period January 1, 2009 through July 9, 2009

Diluted earnings per share included the potential effect of the assumed exercise of certain stock options. Old GM excluded 208 million stock options and warrants in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. No shares potentially issuable to satisfy the in-the-money amount of Old GM's convertible debentures were included in the computation of diluted earnings per share as the conversion options in various series of convertible debentures were not in the money.

Note 27. Stock Incentive Plans

Consolidated

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM

Our stock incentive plans consist of the 2009 Long-Term Incentive Plan as amended December 22, 2010 (2009 GMLTIP) and the Salary Stock Plan as amended October 5, 2010 (GMSSP). Both plans are administered by the Executive Compensation Committee of our Board of Directors. The aggregate number of shares with respect to which awards may be granted under these amended plans shall not exceed 75 million.

Long-Term Incentive Plan

We granted 5 million and 15 million RSUs valued at the grant date fair value of our common stock in the years ended December 31, 2011 and 2010 and no RSUs in the period July 10, 2009 through December 31, 2009. These awards granted either cliff vest or ratably vest generally over a three-year service period, as defined in the terms of each award. We have elected to record compensation cost for these awards on a straight-line basis over the entire vesting period. Our policy is to issue new shares upon settlement of RSUs.

The 2011 awards granted to the Top 25 highest compensated employees will settle three years from the grant date in 25% increments in conjunction with each 25% of our Troubled Asset Relief Program (TARP) obligations that are repaid. The awards for the Next 75 highest compensated employees will settle either: (1) three years from the date of grant; or (2) on the first and third anniversary dates of grant. The awards to the non-Top 100 highest compensated employees will settle on the first, second and third anniversary dates of grant. Vesting and subsequent settlement will generally occur based upon employment at the end of each specified service period.

The 2010 awards granted to the Top 25 highest compensated employees will settle three years from the grant date in 25% increments in conjunction with each 25% of our TARP obligations that are repaid. The awards for the non-top 25 highest compensated employees will settle after three years in 25% increments in conjunction with each 25% of the U.S. and Canadian government loans that are repaid. The U.S. and Canadian government loans were fully repaid in April 2010, thus these awards will be settled upon completion of the remaining three year service period.

Retirement eligible participants that are non-Top 25 highest compensated employees who retire during the service period will retain and vest in a pro-rata portion of RSUs earned. The vested award will be payable on the settlement date. Compensation cost for these employees is recognized on a straight-line basis over the requisite service period.

Salary Stock

In November 2009 we initiated a salary stock program whereby a portion of each participant's total annual compensation was accrued and converted to RSUs at each salary payment date. In the years ended December 31, 2011 and 2010 a portion of each participant's salary accrued on each salary payment date converted to RSUs on a quarterly basis. The awards are fully vested and nonforfeitable upon grant therefore compensation cost is fully recognized on the date of grant. The awards are settled quarterly over a three year period commencing on the first anniversary date of grant. Our policy is to issue new shares upon settlement of these awards.

RSUs

Prior to our public offering, all RSU awards were classified as liability awards as they were payable in cash. In November 2010 we reclassified all of the RSU liability awards to equity for those awards that became payable in shares in accordance with the plan terms.

The following table summarizes information about our RSUs under the 2009 GMLTIP and GMSSP (RSUs in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term
RSUs outstanding at December 31, 2010	17.2	$19.03	1.8
Granted	7.6	$31.18
Settled	(1.2)	$18.85
Forfeited or expired	(1.1)	$22.01
RSUs outstanding at December 31, 2011	22.5	$23.01	1.1
RSUs unvested and expected to vest at December 31, 2011	14.0	$23.47	1.5
RSUs vested and payable at December 31, 2011	8.1	$22.07	—
RSUs granted in the year ended December 31, 2010		$19.17
RSUs granted in the period July 10, 2009 through December 31, 2009		$16.39

We recorded compensation expense of $233 million, $235 million and $23 million for our stock incentive plans in the years ended December 31, 2011 and 2010 and in the period July 10, 2009 through December 31, 2009. The compensation cost of each RSU granted under the 2009 GMLTIP and GMSSP that will be settled in equity is based on the fair value of our common stock on the date of grant or, for those RSUs reclassified from liability to equity-based awards, the fair value of our common stock as of the date of the public offering.

At December 31, 2011 the total unrecognized compensation expense for nonvested equity awards granted under the 2009 GMLTIP was $263 million. This expense is expected to be recorded over a weighted-average period of 1.5 years.

The total fair value of RSUs vested was $105 million, $78 million and $19 million in the years ended December 31, 2011 and 2010 and in the period July 10, 2009 through December 31, 2009.

Old GM

Old GM had various stock incentive plans which were administered by either its Executive Compensation Committee of its Board of Directors or its Vice President of Human Resources. Stock incentive awards consisted of stock options, market-contingent stock options, stock performance awards and cash-based RSUs. Stock incentive awards, some of which were subject to performance conditions, were granted at fair value and were subject to various vesting conditions. In connection with the 363 Sale, MLC retained the responsibility for administering Old GM's stock incentive plans. We have recorded no compensation expense related to Old GM's stock incentive plans subsequent to July 9, 2009.

Note 28. Transactions with Ally Financial

Automotive

The following tables summarize the financial statement effects of and maximum obligations under agreements with Ally Financial (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	December 31, 2011	December 31, 2010
Residual support(a)
Liabilities (receivables) recorded	$(6)	$(24)
Maximum obligation	$40	$523
Risk sharing(a)
Liabilities recorded	$66	$269
Maximum obligation	$88	$692
Vehicle repurchase obligations(b)
Maximum obligations	$19,779	$18,807
Fair value of guarantee	$17	$21
__________

(a)
Represents liabilities (receivables) recorded and maximum obligations for agreements entered into prior to December 31, 2008. Agreements entered into after December 31, 2008 have not included residual support or risk sharing programs. In the years ended December 31, 2011 and 2010 favorable adjustments to our residual support and risk sharing liabilities of $0.5 billion and $0.6 billion were recorded in the U.S. due to increases in estimated residual values.

(b)
The maximum potential amount of future payments required to be made to Ally Financial under this guarantee is based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold.

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
U.S. marketing incentives and operating lease residual payments	$1,428	$1,111	$695	$601
Exclusivity fee income	$76	$99	$47	$52

Marketing Incentives and Operating Lease Residuals

Under an interest rate support program, we pay an amount at the time of lease or retail contract origination to adjust the interest rate in the retail contract or implicit in the lease below Ally Financial's standard interest rate. The amount paid at contract origination represents the present value of the difference between the customer's contractual rate and Ally Financial's standard rate for a given program.

Under a residual support program, a customer's contract residual value is adjusted above Ally Financial's standard residual value. We reimburse Ally Financial to the extent sales proceeds are less than the customer's contract residual value, limited to Ally Financial's standard residual value. The residual support amount owed is calculated at contract termination and, in cases where the amount differs from the expected amount paid at contract origination, the difference is paid to or paid by Ally Financial.

Under a risk-sharing arrangement, residual losses are shared equally with Ally Financial to the extent remarketing proceeds are below Ally Financial's standard residual value (limited to a floor).

Under a capitalized cost reduction program, we pay an amount at the time of lease or retail contract origination to reduce the principal amount implicit in the lease or retail contract below the standard manufacturers' suggested retail price.

Under a lease pull-ahead program, a customer is encouraged to terminate their lease early and buy or lease a new GM vehicle. Ally Financial waives the customer's remaining payment obligation under their current lease and Ally Financial is compensated for any foregone revenue from the waived payments. Since these programs generally accelerate the resale of the vehicle, the proceeds are typically higher than if the vehicle had been sold at contract maturity. The reimbursement to Ally Financial for the foregone payments is reduced by the amount of this benefit.

Exclusivity Arrangements

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We have entered into exclusivity agreements with Ally Financial whereby: (1) for a two-year period, retail financing incentive programs can be offered through a third party financing source under certain specified circumstances, and after such two-year period beginning in January 2011 any such incentive programs can be offered on a graduated basis through third parties on a non-exclusive basis, or if Ally Financial matches the rates offered by such third party on a side-by-side basis with Ally Financial; (2) Ally Financial has no obligation to provide financing; and (3) Ally Financial has no targets against which it could be assessed penalties. After December 24, 2013 we will have the right to offer retail financing incentive programs through any third party financing source, including Ally Financial, without any restrictions or limitations.

Contractual Exposure Limit

We have an agreement with Ally Financial that limits certain unsecured obligations arising from service agreements to Ally Financial to $1.5 billion and limits the sum of maximum unsecured exposure and maximum secured exposure to the greater of $3.0 billion or 15% of Ally Financial's capital from and after December 30, 2010.

Vehicle Repurchase Obligations

Our agreement with Ally Financial requires the repurchase of Ally Financial financed inventory invoiced to dealers with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer's sales and service agreement. The repurchase obligation ended in August 2010 for vehicles invoiced through August 2009, ended in August 2011 for vehicles invoiced through August 2010, ends in August 2012 for vehicles invoiced through August 2011 and ends in August 2013 for vehicles invoiced through August 2012.

The maximum potential amount of future payments under this guarantee is based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer. The fair value of the guarantee, which considers the likelihood of dealers terminating and estimated loss exposure for ultimate disposition of vehicles, was recorded as a reduction of revenue.

Balance Sheet

The following table summarizes the balance sheet effects of transactions with Ally Financial (dollars in millions):

	Successor
	December 31, 2011	December 31, 2010
Assets
Accounts and notes receivable, net(a)	$243	$290
Other assets(b)		$26
Liabilities
Accounts payable(c)	$59	$168
Short-term debt and current portion of long-term debt(d)	$1,068	$1,043
Accrued liabilities and other liabilities(e)	$650	$1,167
Long-term debt(f)	$8	$43
Other non-current liabilities(g)	$35	$84
__________

(a)	Represents wholesale settlements due from Ally Financial and receivables for exclusivity fees and royalties.

(b)	Represents distributions due from Ally Financial on our investments in Ally Financial preferred stock.

(c)	Represents amounts billed to us and payable related to incentive programs.

(d)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest.

(e)
Represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial in North America. This includes the estimated amount of residual and rate support accrued, capitalized cost reduction incentives and amounts owed under lease pull-ahead programs.

(f)	Represents the long-term portion of term loans from Ally Financial to certain consolidated dealerships.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(g)	Represents long-term portion of liabilities for marketing incentives on vehicles financed by Ally Financial.

Statement of Operations

The following table summarizes the income statement effects of transactions with Ally Financial (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Total net sales and revenue (decrease)(a)	$(1,468)	$(1,383)	$(259)	$207
Automotive cost of sales and other automotive expenses(b)	$16	$36	$113	$180
Interest income and other non-operating income, net(c)	$126	$228	$127	$166
Automotive interest expense(d)	$63	$243	$121	$100
__________

(a)
Represents marketing incentives on vehicles which were sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial. This includes the estimated amount of residual and rate support accrued, capitalized cost reduction incentives and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to Ally Financial for employee and governmental lease programs and third party resale purposes.

(b)	Represents cost of sales on the sale of vehicles to Ally Financial for employee and governmental lease programs and third party resale purposes.

(c)
Represents income on investments in Ally Financial preferred stock (through March 31, 2011), exclusivity and royalty fee income. Included in this amount is rental income related to Ally Financial's primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires in November 2016.

(d)	Represents interest incurred on notes payable and wholesale settlements.

Note 29. Supplementary Quarterly Financial Information (Unaudited)

Consolidated

The following tables summarize supplementary quarterly financial information (dollars in millions, except per share amounts):

	Successor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Total net sales and revenue	$36,194	$39,373	$36,719	$37,990
Automotive gross margin	$4,214	$5,250	$4,594	$4,422
Net income	$3,411	$3,037	$2,092	$747
Net income attributable to stockholders	$3,366	$2,992	$2,107	$725
Earnings per share, basic	$2.09	$1.68	$1.10	$0.30
Earnings per share, diluted	$1.77	$1.54	$1.03	$0.28

	Successor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Total net sales and revenue	$31,476	$33,174	$34,060	$36,882
Automotive gross margin	$3,923	$4,565	$4,473	$3,582
Net income	$1,196	$1,612	$2,223	$1,472
Net income attributable to stockholders	$1,068	$1,536	$2,162	$1,406
Earnings per share, basic	$0.58	$0.89	$1.31	$0.34
Earnings per share, diluted	$0.55	$0.85	$1.20	$0.31

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM

In the three months ended June 30, September 30, and December 31, 2011 we used the two-class method for calculating earnings per share because Series B Preferred Stock became a participating security.

Results for the three months ended December 31, 2011 included:

•	Goodwill impairment charge of $891 million in GMIO and GME.

•	Settlement gain of $749 million related to termination of CAW hourly retiree healthcare benefits.

•	Impairment charge of $555 million related to Ally Financial common stock.

•	Reversal of deferred income tax valuation allowances of $502 million in Australia.

Results for the three months ended March 31, 2011 included:

•	Gain of $1.6 billion related to the sale of our Class A Membership Interests in New Delphi.

•	Goodwill impairment charge of $395 million in GME.

•	Gain of $339 million related to the sale of 100% of our investment in the Ally Financial preferred stock.

Results for the three months ended December 31, 2010 included:

•	A charge of $677 million related to our purchase of 84 million shares of Series A Preferred Stock from the UST.

Note 30. Segment Reporting

Consolidated

We analyze the results of our business through our five segments: GMNA, GME, GMIO, GMSA and GM Financial. Each segment has a manager responsible for executing our strategies. Our automotive manufacturing operations are integrated within the segments, benefit from broad-based trade agreements and are subject to regulatory requirements, such as Corporate Average Fuel Economy regulations. While not all vehicles within a segment are individually profitable on a fully loaded cost basis, those vehicles are needed in our product mix in order to attract customers to dealer showrooms and to maintain sales volumes for other, more profitable vehicles. Because of these factors, we do not manage our business on an individual brand or vehicle basis. The chief operating decision maker evaluates the operating results and performance of our automotive segments through Income (loss) before interest and income taxes, as adjusted for additional amounts, and evaluates GM Financial through Income (loss) before income taxes.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

• Buick	• Chevrolet	• GMC	• Opel
• Cadillac	• Daewoo	• Holden	• Vauxhall
At December 31, 2011 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, including GM Korea, SGM, SGMW, FAW-GM and HKJV. These companies design, manufacture and market vehicles under the following brands:

• Alpheon	• Buick	• Chevrolet	• Jiefang
• Baojun	• Cadillac	• Daewoo	• Wuling
Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment (dollars in millions):

	Successor
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
At and For the Year Ended December 31, 2011
Sales
External customers	$85,988	$25,154	$21,031	$16,632	$61	$—	$148,866	$—	$—	$148,866
GM Financial revenue	—	—	—	—	—	—	—	1,410	—	1,410
Intersegment	4,245	1,603	3,730	245	—	(9,820)	3	—	(3)	—
Total net sales and revenue	$90,233	$26,757	$24,761	$16,877	$61	$(9,820)	$148,869	$1,410	$(3)	$150,276

Income (loss) before automotive interest and income taxes-adjusted	$7,194	$(747)	$1,897	$(122)	$(447)	$(93)	$7,682	$622	$—	$8,304
Adjustments(a)										861
Corporate interest income										455
Automotive interest expense										540
Income (loss) before income taxes										9,080
Income tax expense (benefit)										(110)
Net income attributable to stockholders										$9,190

Equity in net assets of nonconsolidated affiliates	$60	$50	$6,678	$2	$—	$—	$6,790	$—	$—	$6,790
Total assets	$83,595	$15,799	$22,181	$11,631	$30,244	$(31,590)	$131,860	$13,112	$(369)	$144,603
Expenditures for property	$3,404	$1,016	$907	$880	$44	$(10)	$6,241	$8	$—	$6,249
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$3,693	$1,371	$491	$454	$50	$(1)	$6,058	$85	$(2)	$6,141
Equity income, net of tax and gain on disposal of investments(b)	$1,733	$—	$1,458	$1	$—	$—	$3,192	$—	$—	$3,192

Significant non-cash charges (gains) not classified as adjustments in(a)
Impairment charges related to long-lived assets	$74	$—	$4	$3	$—	$—	$81	$—	$—	$81
Impairment charges related to equipment on operating leases	75	76	—	—	—	—	151	—	—	151
Reversal of valuation allowances against deferred tax assets(c)	—	—	—	—	(488)	—	(488)	—	—	(488)
Total significant non-cash charges (gains)	$149	$76	$4	$3	$(488)	$—	$(256)	$—	$—	$(256)
__________

(a)
Consists of the gain on sale of our New Delphi Class A Membership Interests of $1.6 billion and the gain related to the HCT settlement of $749 million in GMNA, Goodwill impairment charges of $1.0 billion in GME, Goodwill impairment charges of $258 million and charges related to HKJV of $106 million in GMIO, a gain on extinguishment of debt of $63 million in GMSA and impairment charges of $555 million related to Ally Financial common stock and a gain on the sale of Ally Financial preferred stock of $339 million in Corporate.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(b)	Includes a gain of $1.6 billion recorded on the sale of our New Delphi Class A Membership Interests. Refer to Note 10 for additional information on the sale of New Delphi.

(c)	Amounts exclude changes related to income tax expense (benefits) in jurisdictions with a full valuation allowance throughout the period.

	Successor
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
At and For the Year Ended December 31, 2010
Sales
External customers	$79,514	$22,868	$17,730	$15,065	$134	$—	$135,311	$—	$—	$135,311
GM Financial revenue	—	—	—	—	—	—	—	281	—	281
Intersegment(a)	3,521	1,208	2,831	314	—	(7,874)	—	—	—	—
Total net sales and revenue	$83,035	$24,076	$20,561	$15,379	$134	$(7,874)	$135,311	$281	$—	$135,592

Income (loss) before automotive interest and income taxes-adjusted	$5,688	$(1,953)	$2,262	$818	$191	$(105)	$6,901	$129	$—	$7,030
Adjustments(b)										447
Corporate interest income										465
Automotive interest expense										1,098
Income (loss) before income taxes										6,844
Income tax expense (benefit)										672
Net income attributable to stockholders										$6,172

Equity in net assets of nonconsolidated affiliates	$2,094	$8	$6,427	$—	$—	$—	$8,529	$—	$—	$8,529
Total assets(c)	$76,333	$18,375	$19,655	$12,040	$23,306	$(21,707)	$128,002	$10,940	$(44)	$138,898
Expenditures for property	$2,380	$634	$729	$411	$46	$—	$4,200	$2	$—	$4,202
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$4,434	$1,476	$349	$496	$168	$—	$6,923	$7	$—	$6,930
Equity income (loss), net of tax	$120	$11	$1,307	$(2)	$2	$—	$1,438	$—	$—	$1,438
Significant noncash charges (gains) not classified as adjustments in(b)
Net contingent Adjustment Shares	$—	$—	$—	$—	$(162)	$—	$(162)	$—	$—	$(162)
Reversal of valuation allowances against deferred tax assets(d)	—	—	—	—	(63)	—	(63)	—	—	(63)
Impairment charges related to long-lived assets	234	—	6	—	—	—	240	—	—	240
Impairment charges related to equipment on operating leases	—	49	—	—	—	—	49	—	—	49
Total significant noncash charges (gains)	$234	$49	$6	$—	$(225)	$—	$64	$—	$—	$64
__________

(a)	Presentation of intersegment sales has been adjusted to conform to the current presentation.

(b)
Consists of a gain on the sale of Nexteer of $60 million in GMNA, a gain on the sale of Saab of $123 million, a gain on acquisition of GMS of $66 million in GME and a gain on the extinguishment of the VEBA Notes of $198 million in Corporate.

(c)	Intercompany receivables between segments have been eliminated for presentation purposes as these amounts are not expected to be paid.

(d)	Amounts exclude changes related to income tax expense (benefits) in jurisdictions with a full valuation allowance throughout the period.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive
For the Period July 10, 2009 Through December 31, 2009
Sales
External customers	$31,454	$11,340	$7,221	$7,318	$141	$—	$57,474
Intersegment(a)	972	139	906	81	—	(2,098)	—
Total net sales and revenue	$32,426	$11,479	$8,127	$7,399	$141	$(2,098)	$57,474

Income (loss) before interest and income taxes-adjusted	$(2,065)	$(814)	$789	$417	$133	$(45)	$(1,585)
Adjustments(b)							(3,202)
Interest income							184
Interest expense							694
Income (loss) before income taxes							(5,297)
Income tax expense (benefit)							(1,000)
Net income (loss) attributable to stockholders							$(4,297)

Expenditures for property	$911	$547	$272	$131	$1	$—	$1,862
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$2,732	$938	$237	$224	$110	$—	$4,241
Equity income (loss), net of tax	$(7)	$8	$495	$1	$—	$—	$497
Significant noncash charges (gains) not classified as adjustments in(b)
Contingent Adjustment Shares	$—	$—	$—	$—	$162	$—	$162
Reversal of valuation allowances against deferred tax assets(c)	—	—	—	—	(63)	—	(63)
Total significant noncash charges	$—	$—	$—	$—	$99	$—	$99
__________

(a)	Presentation of intersegment sales has been adjusted to conform to the current presentation.

(b)
Consists of the UAW OPEB health care settlement loss of $2.6 billion, charges related to Delphi of $83 million and a loss on extinguishment of debt of $101 million in GMNA, impairment charges related to Ally Financial common stock of $270 million and charges related to Delphi of $177 million in Corporate.

(c)	Amounts exclude changes related to income tax expense (benefits) in jurisdictions with a full valuation allowance throughout the period.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Predecessor
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive
For the Period January 1, 2009 Through July 9, 2009
Sales
External customers	$23,490	$12,419	$5,194	$5,685	$327	$—	$47,115
Intersegment	701	133	1,024	51	—	(1,909)	—
Total net sales and revenue	$24,191	$12,552	$6,218	$5,736	$327	$(1,909)	$47,115

Income (loss) before interest and income taxes	$(11,092)	$(2,815)	$(486)	$(454)	$127,981	$63	$113,197
Interest income					183		183
Interest expense					5,428		5,428
Income (loss) before income taxes					$122,736		107,952
Income tax expense (benefit)							(1,166)
Net income attributable to stockholders							$109,118

Expenditures for property	$2,282	$795	$279	$137	$24	$—	$3,517
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$4,759	$1,492	$386	$94	$142	$—	$6,873
Equity in income of and disposition of interest in Ally Financial	$—	$—	$—	$—	$1,380	$—	$1,380
Equity income (loss), net of tax	$(277)	$3	$334	$—	$1	$—	$61
Significant noncash charges (gains)
Gain on extinguishment of debt	$—	$—	$—	$—	$(906)	$—	$(906)
Loss on extinguishment of UST Ally Financial Loan	—	—	—	—	1,994	—	1,994
Gain on conversion of UST Ally Financial Loan	—	—	—	—	(2,477)	—	(2,477)
Reversal of valuation allowances against deferred tax assets(a)	—	—	—	—	(751)	—	(751)
Impairment charges related to equipment on operating leases	11	36	—	—	16	—	63
Impairment charges related to long-lived assets	320	237	7	2	—	—	566
Reorganization gains, net(b)	—	—	—	—	(128,563)	—	(128,563)
Total significant noncash charges (gains)	$331	$273	$7	$2	$(130,687)	$—	$(130,074)
__________

(a)	Amounts exclude changes related to income tax benefits in jurisdictions with a full valuation allowance throughout the period.

(b)	Refer to Note 32 for additional information on Reorganization gains, net.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor						Predecessor
	At and For the Year Ended December 31, 2011		At and For the Year Ended December 31, 2010		At and For the Period July 10, 2009 Through December 31, 2009		At and For the Period January 1, 2009 Through July 9, 2009
	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets
North America
U.S.	$79,868	$11,736	$72,736	$10,351	$28,007	$10,245	$21,152	$20,742
Canada and Mexico	10,153	3,227	10,195	2,773	4,682	3,031	3,486	5,943
GM Financial
U.S.	1,363	532	279	46
Canada	47	300	2	1
Europe
France	2,343	73	1,820	63	923	17	1,024	67
Germany	5,975	2,348	5,004	1,852	2,851	2,299	3,817	3,670
Italy	2,429	55	2,509	176	1,119	192	1,221	169
Spain	1,263	464	1,398	665	862	778	609	1,206
United Kingdom	4,899	815	5,253	761	2,531	815	2,749	1,189
Other European Countries	8,284	975	6,905	764	3,046	839	3,024	1,821
Asia
Korea	9,087	1,874	7,301	1,519	3,014	982	2,044	1,941
Thailand	911	582	561	341	166	151	103	383
Other Asian Countries	496	147	482	74	575	47	435	347
South America
Argentina	1,723	164	1,215	183	436	195	363	131
Brazil	9,635	2,077	9,513	1,425	4,910	1,142	3,347	1,081
Venezuela	1,472	48	1,130	47	850	46	981	43
Other South American Countries	3,801	196	3,220	166	1,136	157	984	102
All Other Geographic Locations	6,527	664	6,069	643	2,366	481	1,776	1,158
Total consolidated	$150,276	$26,277	$135,592	$21,850	$57,474	$21,417	$47,115	$39,993

The following table summarizes the aggregation of principal geographic information by U.S. and non-U.S. (dollars in millions):

	Successor						Predecessor
	At and For the Year Ended December 31, 2011		At and For the Year Ended December 31, 2010		At and For the Period July 10, 2009 Through December 31, 2009		At and For the Period January 1, 2009 Through July 9, 2009
	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets
U.S.	$81,231	$12,268	$73,015	$10,397	$28,007	$10,245	$21,152	$20,742
Non-U.S.	69,045	14,009	62,577	11,453	29,467	11,172	25,963	19,251
Total U.S. and non-U.S.	$150,276	$26,277	$135,592	$21,850	$57,474	$21,417	$47,115	$39,993

Note 31. Supplemental Information for Consolidated Statements of Cash Flows

The following table summarizes the sources (uses) of cash provided by Automotive Increase (decrease) in other operating assets and liabilities and cash paid for income taxes and interest (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Accounts receivable	$(1,572)	$(641)	$660	$(268)
Prepaid expenses and other deferred charges	(195)	299	315	1,416
Inventories	(2,760)	(2,229)	(315)	3,509
Accounts payable	2,095	2,259	5,363	(8,846)
Income taxes payable	(289)	51	401	606
Accrued liabilities and other liabilities	(654)	(92)	(3,225)	(6,815)
Equipment on operating leases	(522)	(628)	173	169
Total	$(3,897)	$(981)	$3,372	$(10,229)

Cash paid for income taxes and interest
Cash paid (received) for income taxes	$569	$357	$(65)	$(1,011)

Cash paid for interest - Automotive	$317	$1,001	$618	$2,513
Cash paid for interest - GM Financial	284	66
Total cash paid for interest	$601	$1,067

Significant Non-Cash Activity

Investing Cash Flows

The following table summarizes the amounts of unpaid property acquisitions that have been excluded from Expenditures for property within the investing activities section of the consolidated statement of cash flows because no cash has been expended (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Accrued expenditures for property	$3,689	$2,290	$1,710	$2,124

Financing Cash Flows

The following table summarizes the amounts relating to non-cash financing activities that have been excluded from the financing activities section of the consolidated statements of cash flows because no cash has been received (dollars in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
Common stock contributed to U.S. hourly and salaried pension plans	$1,864	$—	$—	$—
Notes issued to settle CAW hourly retiree healthcare plan	$1,122	$—	$—	$—
UAW hourly retiree medical plan:
Common stock and warrants contributed to VEBA	$—	$—	$5,156	$—
Notes contributed to VEBA	$—	$—	$2,825	$—
Series A Preferred Stock contributed to VEBA	$—	$—	$5,257	$—

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Refer to Note 18 for additional information on the common stock contributed to our pension plans and warrants, common stock, notes and preferred stock issued to settle certain hourly retirees healthcare benefit obligations.

Note 32. Chapter 11 Proceedings and the 363 Sale
Background
Over time as Old GM’s market share declined in North America, Old GM needed to continually restructure its business operations to reduce cost and excess capacity. Legacy labor costs and obligations and capacity in its dealer network made Old GM less competitive than new entrants into the U.S. market. These factors continued to strain Old GM’s liquidity. In 2005 Old GM incurred significant losses from operations and from restructuring activities such as providing support to Delphi and other efforts intended to reduce operating costs. Old GM managed its liquidity during this time through a series of cost reduction initiatives, capital markets transactions and sales of assets. However, the global credit market crisis had a dramatic effect on Old GM and the automotive industry. In the second half of 2008, the increased turmoil in the mortgage and overall credit markets (particularly the lack of financing for buyers or lessees of vehicles), the continued reductions in U.S. housing values, the volatility in the price of oil, recessions in the U.S. and Western Europe and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment. The ability to execute capital markets transactions or sales of assets was extremely limited, vehicle sales in North America and Western Europe contracted severely and the pace of vehicle sales in the rest of the world slowed. Old GM’s liquidity position, as well as its operating performance, were negatively affected by these economic and industry conditions and by other financial and business factors, many of which were beyond its control.

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
In December 2008 Old GM requested and received financial assistance from the U.S. government and entered into the UST Loan Agreement. In early 2009 Old GM’s business results and liquidity continued to deteriorate, and, as a result, Old GM obtained additional funding from the UST under the UST Loan Agreement. Old GM also received funding from EDC under the EDC Loan Facility.
As a condition to obtaining the loans under the UST Loan Agreement, Old GM was required to submit a plan in February 2009 that included specific actions (Viability Plan) intended to result in the following:

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

The UST Loan Agreement also required Old GM to, among other things, use its best efforts to achieve the following restructuring targets: (1) debt reduction of at least two-thirds; (2) labor modifications to achieve an average compensation competitive with that of foreign-owned U.S. domiciled automakers; and, (3) modification of certain retiree healthcare obligations.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

On March 30, 2009 the Auto Task Force determined that the plan was not viable and required substantial revisions. On March 31, 2009 Old GM and the UST agreed to postpone the Certification Deadline to June 1, 2009. Old GM made further modifications to its Viability Plan in an attempt to satisfy the Auto Task Force requirement that it undertake a substantially more accelerated and aggressive restructuring plan (Revised Viability Plan), the most significant of which included reducing Old GM's indebtedness and VEBA obligations.

Chapter 11 Proceedings

Old GM was not able to complete the cost reduction and restructuring actions in its Revised Viability Plan, including the debt reductions and VEBA modifications, which resulted in extreme liquidity constraints. As a result, on June 1, 2009 Old GM and certain of its direct and indirect subsidiaries sought relief through Chapter 11 Proceedings of the Bankruptcy Code in the Bankruptcy Court.

In connection with the Chapter 11 Proceedings, Old GM entered into the DIP Facility and received additional funding commitments from EDC to support Old GM's Canadian operations.

The following table summarizes the total funding and funding commitments Old GM received from the U.S. and Canadian governments and the additional notes Old GM issued related thereto in the period December 31, 2008 through July 9, 2009 (dollars in millions):

	Predecessor
	Funding and Funding Commitments	Additional Notes Issued(a)	Total Obligation
Description of Funding Commitment
UST Loan Agreement(b)	$19,761	$1,172	$20,933
EDC funding(c)	6,294	161	6,455
DIP Facility	33,300	2,221	35,521
Total	$59,355	$3,554	$62,909
__________

(a)	Old GM did not receive any proceeds from the issuance of these promissory notes, which were issued as additional compensation to the UST and EDC.

(b)	Includes debt of $361 million, which the UST loaned to Old GM under the warranty program.

(c)
Includes approximately $2.4 billion from the EDC Loan Facility received in the period January 1, 2009 through July 9, 2009 and funding commitments of $3.9 billion that were immediately converted into our equity. This funding was received on July 15, 2009.

363 Sale

On July 10, 2009 we completed the acquisition of substantially all of the assets and assumed certain liabilities of Old GM and certain of its direct and indirect subsidiaries (collectively, the Sellers). The 363 Sale was consummated in accordance with a purchase agreement also referred to as the Amended and Restated Master Sale and Purchase Agreement, dated June 26, 2009, as amended, between us and the Sellers, and pursuant to the Bankruptcy Court's sale order dated July 5, 2009.

In connection with the 363 Sale, the purchase price paid to Old GM was composed of:

•
A credit bid in an amount equal to the total of: (1) debt of $19.8 billion under Old GM's UST Loan Agreement, plus notes of $1.2 billion issued as additional compensation for the UST Loan Agreement, plus interest on such debt Old GM owed as of the closing date of the 363 Sale; and (2) debt of $33.3 billion under Old GM's DIP Facility, plus notes of $2.2 billion issued as additional compensation for the DIP Facility, plus interest Old GM owed as of the closing date, less debt of $8.2 billion owed under the DIP Facility;

•	The UST's return of the warrants Old GM previously issued to it;

•
The issuance to MLC of shares of our common stock and warrants to acquire newly issued shares of our common stock as presented in the table in the following section entitled "Issuance of Common Stock, Preferred Stock and Warrants;" and

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

•	Our assumption of certain specified liabilities of Old GM (including debt of $7.1 billion owed under the DIP Facility).

Under the terms of the 363 Sale agreement, we are obligated to issue Adjustment Shares to the GUC Trust following the dissolution of MLC in the event that allowed general unsecured claims against MLC, as approved by the Bankruptcy Court, exceed $35.0 billion. Refer to Note 20 for a description of the contingently issuable Adjustment Shares.

Agreements with the UST, EDC and New VEBA

On July 10, 2009 we entered into the UST Credit Agreement and assumed debt of $7.1 billion maturing on July 10, 2015 that Old GM incurred under its DIP Facility. Immediately after entering into the UST Credit Agreement, we made a partial prepayment, reducing the UST Credit Agreement principal balance to $6.7 billion. We issued VEBA Notes in the principal amount of $2.5 billion to the New VEBA. Through our wholly-owned subsidiary GMCL we also entered into the Canadian Loan with EDC, as a result of which GMCL had a $1.3 billion term loan.

In December 2009 and March 2010 we made quarterly payments of $1.0 billion and $1.0 billion on the UST Credit Agreement and GMCL made quarterly payments of $192 million and $194 million on the Canadian Loan. In April 2010, we used funds from our escrow account to repay in full the outstanding amount of the UST Credit Agreement of $4.7 billion, and GMCL repaid in full the outstanding amount of the Canadian Loan of $1.1 billion. Both loans were repaid prior to maturity. In October 2010 we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Notes of $2.8 billion.

Refer to Note 17 for additional information on the UST Credit Agreement, VEBA Notes and the Canadian Loan.

Issuance of Common Stock, Preferred Stock and Warrants

On July 10, 2009 we issued the following securities to the UST, Canada GEN Investment Corporation, a corporation organized under the laws of Canada (Canada Holdings), the New VEBA and MLC (shares in millions):

	Successor
	Common Stock	Series A Preferred Stock(b)

UST	912	84
Canada Holdings	175	16
New VEBA(a)	263	260
MLC(a)	150	—
	1,500	360
__________

(a)
New VEBA also received a tranche of warrants to acquire 46 million shares of our common stock and MLC received two tranches of warrants, each to acquire 136 million shares of our common stock. Refer to Note 25 for additional description of warrants.

(b)	Refer to Note 25 for a description of the Series A Preferred Stock.

Additional Modifications to Pension and Other Postretirement Plans Contingent upon the Completion of the 363 Sale

We modified the U.S. hourly pension plan, the U.S. executive retirement plan, the U.S. salaried life plan, the non-UAW hourly retiree medical plan and the U.S. hourly life plan. These modifications became effective upon the completion of the 363 Sale. Refer to Note 18 for description of the changes to these plans.

Accounting for the Effects of the Chapter 11 Proceedings and the 363 Sale

Chapter 11 Proceedings

ASC 852, “Reorganizations,” (ASC 852) is applicable to entities operating under Chapter 11 of the Bankruptcy Code. ASC 852 generally does not affect the application of U.S. GAAP that we and Old GM followed to prepare the consolidated financial statements, but it does require specific disclosures for transactions and events that were directly related to the Chapter 11 Proceedings and transactions and events that resulted from ongoing operations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

363 Sale and Fresh-Start Reporting Adjustments

The following table summarizes Old GM's Reorganization gains, net, arising from the 363 Sale and fresh-start reporting (dollars in millions):

Predecessor
January 1, 2009 Through July 9, 2009
Change in net assets resulting from the application of fresh-start reporting	$33,829
Fair value of New GM's Series A Preferred Stock, common shares and warrants issued in 363 Sale	20,532
Gain from the conversion of debt owed to UST to equity	31,561
Gain from the conversion of debt owed to EDC to equity	5,964
Gain from the modification and measurement of our VEBA obligation	7,731
Gain from the modification and measurement of other employee benefit plans	4,585
Gain from the settlement of net liabilities retained by MLC via the 363 Sale	25,177
Income tax benefit for release of valuation allowances and other tax adjustments	710
Other 363 Sale adjustments	(21)
Total adjustments from the 363 Sale and fresh-start reporting	130,068
Adjustment recorded to Income tax benefit for release of valuation allowances and other tax adjustments	(710)
Other losses, net(a)	(1,203)
Total Reorganization gains, net	$128,155
__________

(a)
Other losses, net primarily relate to costs incurred during Old GM's Chapter 11 proceedings, including: losses of $958 million on extinguishments of debt; losses of $398 million on contract rejections, settlements of claims and other lease terminations; professional fees of $38 million; and a gain of $247 million related to the release of Accumulated other comprehensive income (loss) associated with previously designated derivative financial instruments.

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

Our management, with the participation of our Chairman and CEO and Senior Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2011. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2011.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, misstatements due to error or fraud may not be prevented or detected on a timely basis.

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2011, utilizing the criteria discussed in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2011. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2011.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ DANIEL F. AKERSON	/s/ DANIEL AMMANN
Daniel F. Akerson Chairman and Chief Executive Officer	Daniel Ammann Senior Vice President and Chief Financial Officer
February 27, 2012	February 27, 2012

*  *  *  *  *  *  *

Item 9B. Other Information
None
*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to the Corporation's directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and Chief Accounting Officer and any other persons performing similar functions. The text of our code of ethics, “Winning With Integrity,” has been posted on our website at http://investor.gm.com at Investors - Corporate Governance.” We will provide a copy of the code of ethics without charge upon request to Corporate Secretary, General Motors Company, Mail Code 482-C25-A36, 300 Renaissance Center, P.O. Box 300, Detroit, MI 48265-3000.

*  *  *  *  *  *  *

Items 10, 11, 12, 13, and 14

Information required by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2011 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except the information required by Item 10 with respect to our code of ethics in Item 10 above and disclosure of our executive officers, which is included in Item 1 of Part I of this report.

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
Incorporated by Reference

3.2	Bylaws of General Motors Company, dated March 15, 2011, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed March 21, 2011	Incorporated by Reference

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
Incorporated by Reference

10.13	Form of Compensation Statement, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

10.14
Summary of Employment Arrangement between General Motors Company and Daniel F. Akerson, incorporated herein by reference to Item 5.02 of the Current Report on Form 8-K of General Motors Company filed September 10, 2010
Incorporated by Reference

10.15
Summary of Employment Arrangement between General Motors Company and Daniel Ammann, incorporated herein by reference to Item 5.02 of the Current Report on Form 8-K of General Motors Company filed March 24, 2011
Incorporated by Reference

10.16
Summary of Employment Arrangement between General Motors Company and Stephen J. Girsky, incorporated herein by reference to Item 1.01 of the Current Report on Form 8-K of General Motors Company filed March 5, 2010
Incorporated by Reference

10.17
General Motors Company 2009 Long-Term Incentive Plan, as amended December 22, 2010, incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of General Motors Company filed March 1, 2011
Incorporated by Reference

10.18
The General Motors Company Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed May 6, 2011
Incorporated by Reference

10.19
General Motors Company Executive Retirement Plan, as amended July 1, 2011, incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q of the General Motors Company filed November 9, 2011
Incorporated by Reference

10.20
General Motors Company Salary Stock Plan, as amended October 5, 2010, incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed October 14, 2010
Incorporated by Reference

10.21
General Motors Company Short Term Incentive Plan, incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed October 14, 2010
Incorporated by Reference

10.22
Form of Restricted Stock Unit Grant made to top 25 highly compensated employees under General Motors Company 2009 Long-Term Incentive Plan, as Amended March 1, 2010, incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference

10.23
Form of Restricted Stock Unit Grant (Cash Settlement) made to top 25 highly compensated employees under General Motors Company 2009 Long-Term Incentive Plan, as Amended March 1, 2010, incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference

10.24	Form of General Motors Company 2010 Equity Grant Award Agreement, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Motors Company filed March 1, 2011	Incorporated by Reference

10.25
Form of General Motors Company March 15, 2010 Restricted Stock Unit Grant Agreement, as amended December 31, 2010, incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Motors Company filed March 1, 2011
Incorporated by Reference

10.26	Form of General Motors Company Equity Grant Agreement (cash settlement) dated December 15, 2011	Filed Herewith

10.27	Form of General Motors Company Equity Grant Agreement dated December 15, 2011	Filed Herewith

10.28
General Motors Company Vehicle Operations — Senior Management Vehicle Program (SMVP) Supplement, revised December 15, 2005, incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of Motors Liquidation Company filed March 28, 2006
Incorporated by Reference

10.29†
Amended and Restated United States Consumer Financing Services Agreement between GMAC LLC and General Motors Corporation dated May 22, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010
Incorporated by Reference

10.30†
Amended and Restated Master Services Agreement between GMAC LLC and General Motors Corporation dated May 22, 2009, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010
Incorporated by Reference

10.31
Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $30 original ($10 after stock split) exercise price and a July 10, 2016 expiration date, incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference

10.32
Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $55 original ($18.33 after stock split) exercise price and a July 10, 2019 expiration date, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference

10.33
Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $126.92 original ($42.31 after stock split) exercise price and a December 31, 2015 expiration date, incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference

10.34
Registration Rights Agreement, dated as of January 13, 2011, by and among General Motors Company, Evercore Trust Company, N.A., as trustee of the General Motors Special Hourly-Rate Employees Pension Trust, and Evercore Trust Company, N.A., as trustee of the General Motors Special Salaried Employees Pension Trust, incorporated herein by reference to Exhibit 10.44 to the Annual Report on Form 10-K of General Motors Company filed March 1, 2011
Incorporated by Reference

10.35
Stockholders Agreement, dated as of January 13, 2011, by and among General Motors Company, Evercore Trust Company, N.A., as trustee of the General Motors Special Hourly-Rate Employees Pension Trust, and Evercore Trust Company, N.A., as trustee of the General Motors Special Salaried Employees Pension Trust, incorporated herein by reference to Exhibit 10.44 to the Annual Report on Form 10-K of General Motors Company filed March 1, 2011
Incorporated by Reference

12
Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2011 and 2010, the Periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009 and for the Years Ended December 31, 2008 and 2007
Filed Herewith

21	Subsidiaries of the Registrant as of December 31, 2011	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

24	Power of Attorney for Directors of General Motors Company	Filed Herewith

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99.1	Principal Executive Officer and Principal Financial Officer Executive Privileges and Compensation Certificate	Filed Herewith
101.INS*	XBRL Instance Document	Furnished with this Report
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report

†	Certain confidential portions have been omitted pursuant to a request for confidential treatment, which has been separately filed with the Securities and Exchange Commission.
*	Submitted electronically with this Report.

* * * * * * *

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)

Date: February 27, 2012	By:	/s/ DANIEL F. AKERSON Daniel F. Akerson Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 27th day of February 2012 by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ DANIEL F. AKERSON	Chairman and Chief Executive Officer
(Daniel F. Akerson)

/s/ DANIEL AMMANN	Senior Vice President and Chief Financial Officer
(Daniel Ammann)

/s/ NICK S. CYPRUS	Vice President, Controller and Chief Accounting Officer
(Nick S. Cyprus)

/s/ DAVID BONDERMAN	Director
(David Bonderman)

/s/ ERROLL B. DAVIS, JR.	Director
(Erroll B. Davis, Jr.)

/s/ STEPHEN J. GIRSKY	Director
(Stephen J. Girsky)

/s/ E. NEVILLE ISDELL	Director
(E. Neville Isdell)

/s/ ROBERT D. KREBS	Director
(Robert D. Krebs)

/s/ PHILIP A. LASKAWY	Director
(Philip A. Laskawy)

/s/ KATHRYN V. MARINELLO	Director
(Kathryn V. Marinello)

/s/ PATRICIA F. RUSSO	Director
(Patricia F. Russo)

/s/ THOMAS M. SCHOEWE	Director
(Thomas M. Schoewe)

/s/ CAROL M. STEPHENSON	Director
(Carol M. Stephenson)

/s/ DR. CYNTHIA A. TELLES	Director
(Dr. Cynthia A. Telles)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Effect of Application of Fresh-Start Reporting	Balance at End of Period
Successor
For the year ended December 31, 2011
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$252	159	3	83	—	$331
Other investments and miscellaneous assets (receivables and other)	$7	37	—	6	—	$38

For the year ended December 31, 2010
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$250	93	—	91	—	$252
Other investments and miscellaneous assets (receivables and other)	$7	—	14	14	—	$7

For the period July 10, 2009 through December 31, 2009
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$—	251	—	1	—	$250
Other investments and miscellaneous assets (receivables and other)	$—	—	7	—	—	$7

Predecessor
For the period January 1, 2009 through July 9, 2009
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$422	1,482	76	6	(1,974)	$—
Other investments and miscellaneous assets (receivables and other)	$43	—	3	—	(46)	$—