Form 10-Q
period 2012-03-31
General Motors Co
filed 2012-05-03
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
(313) 556-5000
(Registrant’s telephone number, including area code)

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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 27, 2012 the number of shares outstanding of common stock was 1,565,855,125 shares.

Website Access to Company's Reports

General Motors Company's internet website address is www.gm.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales and revenue
Automotive sales and revenue	$37,328	$35,899
GM Financial revenue	431	295
Total net sales and revenue	37,759	36,194
Costs and expenses
Automotive cost of sales	32,910	31,685
GM Financial operating and other expenses	248	165
Automotive selling, general and administrative expense	2,973	2,994
Other automotive expenses, net	15	6
Goodwill impairment charges	617	395
Total costs and expenses	36,763	35,245
Operating income	996	949
Automotive interest expense	110	149
Interest income and other non-operating income, net	275	604
Loss on extinguishment of debt	18	—
Income before income taxes and equity income	1,143	1,404
Income tax expense	216	137
Equity income, net of tax and gain on disposal of investments	423	2,144
Net income	1,350	3,411
Net income attributable to noncontrolling interests	(35)	(45)
Net income attributable to stockholders	$1,315	$3,366
Net income attributable to common stockholders	$1,004	$3,151

Earnings per share
Basic
Basic earnings per common share	$0.64	$2.09
Weighted-average common shares outstanding	1,572	1,504
Diluted
Diluted earnings per common share	$0.60	$1.77
Weighted-average common shares outstanding	1,692	1,817

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$1,350	$3,411
Other comprehensive income, net of tax
Foreign currency translation adjustments	63	37
Cash flow hedging gains, net	—	23
Unrealized loss on securities	(4)	—
Defined benefit plans, net	43	201
Other comprehensive income, net of tax	102	261
Comprehensive income	1,452	3,672
Less: comprehensive income attributable to noncontrolling interests	(44)	(56)
Comprehensive income attributable to stockholders	$1,408	$3,616

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$17,378	$16,071
Marketable securities	14,686	16,148
Restricted cash and marketable securities	924	1,005
Accounts and notes receivable (net of allowance of $390 and $331)	12,485	9,964
GM Financial finance receivables, net (including gross finance receivables transferred to SPEs of $3,357 and $3,295)	3,314	3,251
Inventories	15,844	14,324
Equipment on operating leases, net	2,600	2,464
Other current assets and deferred income taxes	1,985	1,696
Total current assets	69,216	64,923
Non-current Assets
Restricted cash and marketable securities	1,151	1,228
GM Financial finance receivables, net (including gross finance receivables transferred to SPEs of $5,742 and $5,773)	6,162	5,911
Equity in net assets of nonconsolidated affiliates	6,793	6,790
Property, net	24,275	23,005
Goodwill	28,433	29,019
Intangible assets, net	9,687	10,014
GM Financial equipment on operating leases, net (including assets transferred to SPEs of $373 and $274)	1,066	785
Other assets and deferred income taxes	3,411	2,928
Total non-current assets	80,978	79,680
Total Assets	$150,194	$144,603
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$27,576	$24,551
Short-term debt and current portion of long-term debt
Automotive (including certain debt at GM Korea of $116 and $171; Note 11)	1,557	1,682
GM Financial	3,793	4,118
Accrued liabilities (including derivative liabilities at GM Korea of $26 and $44; Note 11)	23,651	22,875
Total current liabilities	56,577	53,226
Non-current Liabilities
Long-term debt
Automotive	3,828	3,613
GM Financial	5,046	4,420
Postretirement benefits other than pensions	6,832	6,836
Pensions	25,017	25,075
Other liabilities and deferred income taxes	12,754	12,442
Total non-current liabilities	53,477	52,386
Total Liabilities	110,054	105,612
Commitments and contingencies (Note 17)
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at March 31, 2012 and December 31, 2011)	5,536	5,536
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at March 31, 2012 and December 31, 2011)	4,855	4,855
Common stock, $0.01 par value (5,000,000,000 shares authorized and 1,565,842,758 shares and 1,564,727,289 shares issued and outstanding at March 31, 2012 and December 31, 2011)	16	16
Capital surplus (principally additional paid-in capital)	26,334	26,391
Retained earnings	8,283	7,183
Accumulated other comprehensive loss	(5,768)	(5,861)
Total stockholders’ equity	39,256	38,120
Noncontrolling interests	884	871
Total Equity	40,140	38,991
Total Liabilities and Equity	$150,194	$144,603

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
			Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$5,536	$4,855	$15	$24,257	$266	$1,251	$979	$37,159
Effect of adoption of amendments in ASU 2010-28 regarding goodwill impairment (Note 9)	—	—	—	—	(1,466)	—	—	(1,466)
Net income	—	—	—	—	3,366	—	45	3,411
Other comprehensive income	—	—	—	—	—	250	11	261
Purchase of noncontrolling interest shares	—	—	—	41	—	(7)	(134)	(100)
Stock based compensation	—	—	—	49	—	—	—	49
Cash dividends paid on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(215)	—	—	(215)
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(18)	(18)
Other	—	—	—	—	—	—	5	5
Balance March 31, 2011	$5,536	$4,855	$15	$24,347	$1,951	$1,494	$888	$39,086

Balance December 31, 2011	$5,536	$4,855	$16	$26,391	$7,183	$(5,861)	$871	$38,991
Net income	—	—	—	—	1,315	—	35	1,350
Other comprehensive income	—	—	—	—	—	93	9	102
Exercise of common stock warrants	—	—	—	3	—	—	—	3
Stock based compensation	—	—	—	(60)	—	—	—	(60)
Cash dividends paid on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(215)	—	—	(215)
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(28)	(28)
Other	—	—	—	—	—	—	(3)	(3)
Balance March 31, 2012	$5,536	$4,855	$16	$26,334	$8,283	$(5,768)	$884	$40,140

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$2,499	$(377)
Cash flows from investing activities
Expenditures for property	(1,994)	(1,322)
Available-for-sale marketable securities, acquisitions	(2,368)	(7,287)
Trading marketable securities, acquisitions	(2,198)	(157)
Available-for-sale marketable securities, liquidations	4,027	4,262
Trading marketable securities, liquidations	1,694	159
Acquisition of companies, net of cash acquired	56	(1)
Operating leases, liquidations	8	16
Proceeds from sale of business units/investments, net	—	4,805
Increase in restricted cash and marketable securities	(176)	(189)
Decrease in restricted cash and marketable securities	315	243
Purchases of finance receivables	(1,369)	(1,135)
Principal collections and recoveries on finance receivables	1,016	954
Net purchases of leased vehicles	(304)	(320)
Other investing activities	1	11
Net cash provided by (used in) investing activities	(1,292)	39
Cash flows from financing activities
Net increase (decrease) in short-term debt	(146)	119
Proceeds from issuance of debt (original maturities greater than three months)	2,394	2,141
Payments on debt (original maturities greater than three months)	(2,057)	(1,714)
Payments to acquire noncontrolling interest	—	(100)
Dividends paid	(217)	(221)
Proceeds from issuance of stock	3	—
Other financing activities	(5)	(18)
Net cash provided by (used in) financing activities	(28)	207
Effect of exchange rate changes on cash and cash equivalents	128	183
Net increase in cash and cash equivalents	1,307	52
Cash and cash equivalents at beginning of period	16,071	21,256
Cash and cash equivalents at end of period	$17,378	$21,308

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

General Motors Company, is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM.” General Motors Corporation is sometimes referred to in this Quarterly Report on Form 10-Q, for the periods on or before July 9, 2009, as “Old GM.” Old GM was renamed Motors Liquidation Company (MLC), which was dissolved on December 15, 2011 and transferred its remaining assets and liabilities to the Motors Liquidation Company GUC Trust (GUC Trust).

We design, build and sell cars, trucks and automobile parts worldwide. We also provide automotive financing services primarily through General Motors Financial Company, Inc. (GM Financial).

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

Note 2. Basis of Presentation and Recent Accounting Standards

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) as filed with the SEC.

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

Change in Presentation of Financial Statements

In 2012 we changed the presentation of our condensed consolidated balance sheet, condensed consolidated statements of cash flows and certain footnotes to classify the assets and liabilities of GM Financial as current or non-current and to combine line items which were either of a related nature or not individually material. We have made corresponding reclassifications to the comparable information for all periods presented.

Venezuelan Exchange Regulations

Our Venezuelan subsidiaries utilize the U.S. Dollar as their functional currency because of the hyperinflationary status of the Venezuelan economy. The Venezuelan government has introduced foreign exchange control regulations which make it more difficult to convert Bolivar Fuerte (BsF) to U.S. Dollars. These regulations affect our Venezuelan subsidiaries' ability to pay non-BsF denominated obligations that do not qualify to be processed by the Venezuela currency exchange agency at the official exchange rates.

The aggregate net assets of our Venezuelan subsidiaries at March 31, 2012 and December 31, 2011 were $596 million and $438 million. At March 31, 2012 and December 31, 2011 other consolidated entities have receivables from our Venezuelan subsidiaries of $482 million and $380 million. The total amounts pending government approval for settlement at March 31, 2012 and December 31, 2011 were BsF 2.7 billion (equivalent to $633 million) and BsF 2.3 billion (equivalent to $535 million), for which some requests have been pending from 2007.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Significant Non-Cash Activity

Investing Cash Flows

The following table summarizes the amounts of non-cash property additions that have been excluded from Expenditures for property within the investing activities section of the condensed consolidated statements of cash flows because no cash has been expended (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Non-cash property additions	$1,927	$1,257

Recently Adopted Accounting Principles

In 2012 we adopted the provisions of Accounting Standards Update (ASU) 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05) that requires presentation of all non-owner changes in equity in one continuous statement of comprehensive income or in two separate but consecutive statements. We elected to provide a separate statement of comprehensive income for all periods presented. The amendments in this update do not change the items that must be reported in other comprehensive income (OCI) or when an OCI item must be reclassified to net income. The adoption of ASU 2011-05 did not affect our condensed consolidated statements of financial position, results of operations and cash flows.

ASU 2011-05 was modified in December 2011 by the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update indefinitely defers certain provisions of ASU 2011-05 that require the disclosure of the amount of reclassifications of items from OCI to net income by component of net income and by component of OCI.

Note 3. Acquisition of Businesses

Acquisition of GMAC South America LLC

In March 2012 we acquired from Ally Financial for cash of $29 million 100% of the outstanding equity interests of GMAC South America LLC whose only asset is GMAC de Venezuela CA (GMAC Venezuela) comprising the business and operations of Ally Financial in Venezuela. This acquisition provides us with a captive finance offering in Venezuela which we believe is important in maintaining market position and will provide continued sources of financing for our Venezuela dealers and customers.

We recorded the fair value of the assets acquired and liabilities assumed as of March 1, 2012, the date we obtained control, and have included GMAC Venezuela's results of operations and cash flows from that date forward. The following table summarizes the amounts recorded in connection with the acquisition of GMAC Venezuela, which are included in our GMSA segment (dollars in millions):

March 1, 2012
Assets acquired and liabilities assumed
Cash	$79
Other assets	11
Liabilities	(11)
Bargain purchase gain	(50)
Consideration paid	$29

We determined the excess of net assets acquired over consideration paid was attributable to the measurement differences between the BsF denominated assets and liabilities valued using the official foreign exchange rate, as required by U.S. GAAP, and the enterprise value which has been discounted to reflect the uncertainty surrounding our ability to convert the BsF to U.S. Dollars and the risks of operating in a politically unstable country. The measurement differences do not qualify to be recorded in the

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

application of the acquisition method of accounting, and we recorded the excess of net assets acquired over the consideration paid as a bargain purchase gain. The bargain purchase gain was recorded in Interest and other non-operating income, net. We did not provide pro forma financial information because we do not believe the information is material.

Acquisition of Additional GM Korea Interests

In March 2011 we completed the acquisition of an additional 6.9% interest in GM Korea Company (GM Korea) for cash of $100 million. The transaction was accounted for as an equity transaction as we retain the controlling financial interest in GM Korea. This transaction reduced our equity attributable to Noncontrolling interests by $134 million and our Accumulated other comprehensive income by $7 million and increased our Capital surplus by $41 million. We now own 77.0% of the outstanding shares of GM Korea.

Note 4. Marketable Securities

We measure the fair value of our marketable securities using a market approach where identical or comparable prices are available, and an income approach in other cases. We obtain the majority of the prices used in this valuation from a pricing service. Our pricing service utilizes industry-standard pricing models that consider various inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities as well as other relevant economic measures. We conduct an annual review of valuations provided by our pricing service, which includes discussion and analysis of the inputs used by the pricing service to provide prices for the types of securities we hold. These inputs include prices for comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads. Based on our review we believe the prices received from our pricing service are a reliable representation of exit prices.

The following tables summarize information regarding marketable securities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2012
		Unrealized		Fair	Fair Value Measurements on a Recurring Basis
	Cost	Gains	Losses	Value	Level 1	Level 2	Level 3
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	$5,001	$—	$—	$5,001	$—	$5,001	$—
Sovereign debt	380	—	—	380	—	380	—
Certificates of deposit	438	—	—	438	—	438	—
Money market funds	981	—	—	981	981	—	—
Corporate debt	5,180	—	—	5,180	—	5,180	—
Total marketable securities classified as cash equivalents	$11,980	$—	$—	11,980	$981	$10,999	$—
Cash, time deposits, and other cash equivalents				5,398
Total cash and cash equivalents				$17,378
Marketable securities - current
Available-for-sale securities
U.S. government and agencies	$3,622	$1	$—	$3,623	$—	$3,623	$—
Sovereign debt	77	1	—	78	—	78	—
Certificates of deposit	42	—	—	42	—	42	—
Corporate debt	4,260	5	3	4,262	—	4,262	—
Total available-for-sale securities	$8,001	$7	$3	8,005	—	8,005	—
Trading securities
Equity		$5	$—	39	39	—	—
Sovereign debt(a)		91	8	6,565	—	6,565	—
Other debt		1	—	77	—	77	—
Total trading securities		$97	$8	6,681	39	6,642	—
Total marketable securities - current				14,686	39	14,647	—
Marketable securities - non-current
Available-for-sale securities
Equity(b)	$404	$—	$5	399	399	—	—
Total marketable securities - non-current	$404	$—	$5	399	399	—	—
Total marketable securities				$15,085	$438	$14,647	$—
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	$1,264	$—	$—	$1,264	$1,264	$—	$—
Sovereign debt	16	—	—	16	—	16	—
Other	163	—	—	163	—	163	—
Total marketable securities classified as restricted cash and marketable securities	$1,443	$—	$—	1,443	$1,264	$179	$—
Restricted cash, time deposits, and other restricted cash equivalents				632
Total restricted cash and marketable securities				$2,075
________

(a)	Unrealized gains/losses are primarily related to remeasurement of Canadian dollar (CAD) denominated securities.

(b)
Represents our seven percent ownership in Peugeot S.A. (PSA) acquired in connection with our agreement with PSA to create a long-term and broad-scale global strategic alliance. The shares are subject to certain trading restrictions until May 29, 2012. The investment is recorded in Other assets and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2011
		Unrealized		Fair	Fair Value Measurements on a Recurring Basis
	Cost	Gains	Losses	Value	Level 1	Level 2	Level 3
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	$239	$—	$—	$239	$—	$239	$—
Sovereign debt	490	—	—	490	—	490	—
Certificates of deposit	2,028	—	—	2,028	—	2,028	—
Money market funds	1,794	—	—	1,794	1,794	—	—
Corporate debt	5,112	—	—	5,112	—	5,112	—
Total available-for-sale securities	$9,663	$—	$—	9,663	1,794	7,869	—
Trading securities
Sovereign debt(a)		$8	$—	497	—	497	—
Total trading securities		$8	$—	497	—	497	—
Total marketable securities classified as cash equivalents				10,160	$1,794	$8,366	$—
Cash, time deposits, and other cash equivalents				5,911
Total cash and cash equivalents				$16,071
Marketable securities - current
Available-for-sale securities
U.S. government and agencies	$5,214	$2	$—	$5,216	$—	$5,216	$—
Sovereign debt	143	—	—	143	—	143	—
Certificates of deposit	178	—	—	178	—	178	—
Corporate debt	4,566	3	4	4,565	—	4,565	—
Total available-for-sale securities	$10,101	$5	$4	10,102	—	10,102	—
Trading securities
Equity		$—	$5	34	34	—	—
Sovereign debt(a)		18	33	5,936	—	5,936	—
Other debt		1	2	76	—	76	—
Total trading securities		$19	$40	6,046	34	6,012	—
Total marketable securities - current				$16,148	$34	$16,114	$—
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	$1,363	$—	$—	$1,363	$1,363	$—	$—
Sovereign debt	15	—	—	15	—	15	—
Other	161	3	—	164	—	164	—
Total marketable securities classified as restricted cash and marketable securities	$1,539	$3	$—	1,542	$1,363	$179	$—
Restricted cash, time deposits, and other restricted cash equivalents				691
Total restricted cash and marketable securities				$2,233
________

(a)	Unrealized gains/losses are primarily related to remeasurement of CAD denominated securities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2012	December 31, 2011
Classification of Restricted cash and marketable securities
Current	$924	$1,005
Non-current	1,151	1,228
Total restricted cash and marketable securities	$2,075	$2,233

We maintained trading securities of $84 million as compensating balances to support letters of credit of $70 million at March 31, 2012 and December 31, 2011. We have access to these securities in the normal course of business; however, the letters of credit may be withdrawn if the minimum collateral balance is not maintained.

Sales proceeds from investments in marketable securities classified as available-for-sale and sold prior to maturity were $427 million and $117 million in the three months ended March 31, 2012 and 2011.

The following table summarizes the amortized cost and the fair value of investments classified as available-for-sale within cash equivalents, marketable securities and restricted cash by contractual maturity at March 31, 2012 (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$16,897	$16,898
Due after one year through five years	2,144	2,148
Total contractual maturities of available-for-sale securities	$19,041	$19,046

Note 5. GM Financial Finance Receivables, net

The following table summarizes GM Financial finance receivables, net (dollars in millions):

	March 31, 2012	December 31, 2011
Current	$3,314	$3,251
Non-current	6,162	5,911
Total GM Financial finance receivables, net	$9,476	$9,162

The following table summarizes the components of GM Financial finance receivables, net (dollars in millions):

	March 31, 2012	December 31, 2011
Pre-acquisition finance receivables, outstanding balance	$3,675	$4,366
Pre-acquisition finance receivables, carrying amount	$3,358	$4,027
Post-acquisition finance receivables, net of fees	6,326	5,314
Total finance receivables	9,684	9,341
Less: allowance for loan losses on post-acquisition finance receivables	(208)	(179)
Total GM Financial finance receivables, net	$9,476	$9,162

The following table summarizes activity for finance receivables (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended March 31,
	2012	2011
Pre-acquisition finance receivables, carrying amount, beginning of period	$4,027	$7,299
Post-acquisition finance receivables, beginning of period	5,314	924
Loans purchased	1,396	1,138
Charge-offs	(51)	(2)
Principal collections and other	(920)	(852)
Change in carrying amount adjustment on the pre-acquisition finance receivables	(82)	(166)
Balance at end of period	$9,684	$8,341

The following table summarizes the carrying amount and estimated fair value of GM Financial finance receivables, net (dollars in millions):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
GM Financial finance receivables, net	$9,476	$9,760	$9,162	$9,386

GM Financial determined the fair value of finance receivables using Level 2 and Level 3 inputs within a cash flow model. The Level 3 inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the finance receivable portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows are calculated and discounted using a weighted-average cost of capital using unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity and maturity profile as the portfolio. Macroeconomic factors could negatively affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in our cash flow model.

GM Financial purchases finance contracts from automobile dealers without recourse, and accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

At March 31, 2012 and December 31, 2011 the accrual of finance charge income has been suspended on delinquent finance receivables based on contractual amounts due of $350 million and $439 million.

GM Financial reviews its pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from its initial investment in the pre-acquisition portfolio to determine if the difference is attributable, at least, in part to credit quality. At March 31, 2012 as a result of improvements in credit performance of the pre-acquisition portfolio, which resulted in an increase of expected cash flows of $167 million, GM Financial transferred the excess non-accretable discount to accretable yield. GM Financial will recognize this excess as finance charge income over the remaining life of the portfolio.

The following table summarizes accretable yield (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$737	$1,201
Accretion of accretable yield	(136)	(202)
Transfer from non-accretable discount	167	—
Balance at end of period	$768	$999

The following table summarizes the allowance for post-acquisition loan losses (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2012	December 31, 2011
Current	$161	$136
Non-current	47	43
Total allowance for post-acquisition loan losses	$208	$179

The following table summarizes activity for the allowance for post-acquisition loan losses (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$179	$26
Provision for loan losses	48	39
Charge-offs	(51)	(2)
Recoveries	32	2
Balance at end of period	$208	$65

Credit Quality

Credit bureau scores, generally referred to as FICO scores, are determined during GM Financial's automotive loan origination process. The following table summarizes the credit risk profile of finance receivables by FICO score band, determined at origination (dollars in millions):

	March 31, 2012	December 31, 2011
FICO score less than 540	$2,371	$2,133
FICO score 540 to 599	4,356	4,167
FICO score 600 to 659	2,598	2,624
FICO score greater than 660	676	756
Balance at end of period(a)	$10,001	$9,680
__________

(a)	Balance at end of period is the sum of pre-acquisition finance receivables - outstanding balance and post-acquisition finance receivables, net of fees.

Delinquency

The following summarizes the contractual amount of finance receivables, which is not materially different than the recorded investment, more than 30 days delinquent, but not yet in repossession, and in repossession, but not yet charged off (dollars in millions):

	March 31, 2012		March 31, 2011
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts
31-to-60 days	$318	3.2%	$333	3.8%
Greater-than-60 days	125	1.2%	135	1.5%
Total finance receivables more than 30 days delinquent	443	4.4%	468	5.3%
In repossession	25	0.3%	26	0.3%
Total finance receivables more than 30 days delinquent and in repossession	$468	4.7%	$494	5.6%

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

payment was contractually due. Delinquencies may vary from period to period based upon the average age of the portfolio, seasonality within the calendar year and economic factors.

Note 6. Securitizations

The following table summarizes securitization activity and cash flows from consolidated special purpose entities (SPEs) used for securitizations (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Receivables securitized	$1,916	$849
Net proceeds from securitization	$1,800	$800
Servicing Fees
Variable interest entities	$59	$49
Net Distributions from Trusts
Variable interest entities	$451	$143

GM Financial retains servicing responsibilities for receivables transferred to certain securitization SPEs. At March 31, 2012 and December 31, 2011 GM Financial serviced finance receivables that have been transferred to certain SPEs of $8.5 billion and $7.9 billion.

At March 31, 2012 a Canadian subsidiary of GM Financial serviced leased assets of $0.9 billion for a third party.

Note 7. Inventories

The following table summarizes the components of Inventories (dollars in millions):

	March 31, 2012	December 31, 2011
Productive material, supplies and work in process	$6,745	$6,486
Finished product, including service parts	9,099	7,838
Total inventories	$15,844	$14,324

Note 8. Equity in Net Assets of Nonconsolidated Affiliates

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used, due to the ability to exercise significant influence over decisions relating to their operating and financial affairs.

The following table summarizes information regarding Equity income, net of tax and gain on disposal of investments (dollars in millions):

	Three Months Ended March 31,
	2012	2011
China JVs	$419	$448
New Delphi (including gain on disposition)	—	1,727
Others	4	(31)
Total equity income, net of tax and gain on disposal of investments	$423	$2,144

We received dividends from nonconsolidated affiliates of $21 million and $0 in the three months ended March 31, 2012 and 2011. At March 31, 2012 and December 31, 2011 we had undistributed earnings including dividends declared but not received of $2.0 billion and $1.6 billion related to our nonconsolidated affiliates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Investment in China JVs

The following table summarizes our direct ownership interests in our Chinese joint ventures, collectively referred to as China JVs:

	March 31, 2012	March 31, 2011
Shanghai General Motors Co., Ltd. (SGM)	49%	49%
Shanghai GM Norsom Motor Co., Ltd. (SGM Norsom)	25%	25%
Shanghai GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
Shanghai GM Dong Yue Powertrain (SGM DYPT)	25%	25%
SAIC-GM-Wuling Automobile Co., Ltd. (SGMW)	44%	44%
FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%	50%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Shanghai Chengxin Used Car)	33%	33%
SAIC General Motors Sales Co., Ltd. (SGMS)	49%

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

Investment in HKJV

In March 2011 the fair value of our investment in SAIC GM Investment Limited (HKJV) was determined to be less than its carrying amount. HKJV is our joint venture which controls our automotive operations in India. The loss in value was determined to be other than temporary and, therefore, we recorded an impairment charge of $39 million in the three months ended March 31, 2011. In addition we recorded other charges totaling $67 million related to our investment in the HKJV.

We have provided SAIC Motor Hong Kong Investment Limited (SAIC-HK), a 50% equity holder in HKJV, an option to not participate in future capital injections, which would otherwise be required under certain circumstances. Upon election to exercise the option SAIC-HK would be relieved from providing up to $173 million in future capital injections. The related option liability was $88 million and total unrealized losses were $64 million at March 31, 2012 and December 31, 2011.

A Monte Carlo option-pricing model was used to estimate the fair value of the option liability which is a Level 3 measure. The

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

key inputs into the option pricing model were the expected volatility, risk-free rate, expected term, fair value of HKJV and expected amounts of the future funding requirement. The fair value estimate of the option is most sensitive to the fair value of HKJV, which is unobservable. A discounted cash flow methodology was utilized to estimate the fair value of HKJV. A decrease in the fair value of HKJV will result in an increase in the fair value of the option liability.

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and automobile parts. We purchase component parts and vehicles from certain nonconsolidated affiliates for resale to dealers. The following tables summarize the effects of transactions with nonconsolidated affiliates (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Results of Operations
Automotive sales and revenue	$583	$835
Automotive purchases, net	$103	$792
Automotive selling, general and administrative expense	$2	$8
Automotive interest expense	$6	$5
Interest income and other non-operating income (expense), net	$15	$(2)

	March 31, 2012	December 31, 2011
Financial Position
Accounts and notes receivable, net	$2,167	$1,785
Accounts and notes payable	$347	$342
Deferred revenue and customer deposits	$154	$150

	Three Months Ended March 31,
	2012	2011
Cash Flows
Operating	$563	$63
Investing	$(37)	$—

Note 9. Goodwill
The following tables summarize the changes in the carrying amounts of Goodwill (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Balance at January 1, 2012	$26,399	$581	$610	$151	$27,741	$1,278	$29,019
Impairment charges	—	(590)	(27)	—	(617)	—	(617)
Effect of foreign currency translation and other	1	9	15	6	31	—	31
Balance at March 31, 2012	$26,400	$—	$598	$157	$27,155	$1,278	$28,433

Accumulated impairment charges at December 31, 2011	$—	$(2,482)	$(270)	$—	$(2,752)	$—	$(2,752)
Accumulated impairment charges at March 31, 2012	$—	$(3,072)	$(297)	$—	$(3,369)	$—	$(3,369)

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We adopted the provisions of ASU 2010-28 "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts" (ASU 2010-28) on January 1, 2011 and performed Step 2 of the goodwill impairment testing analysis for our GME reporting unit which had a negative carrying amount resulting in the recognition of a cumulative-effect adjustment to Retained earnings. GME continued to have a negative carrying amount and because it was more likely than not further goodwill impairment existed at March 31, 2012 and 2011 we recorded further Goodwill impairment charges in the three months ended March 31, 2012 and 2011.

In the three months ended March 31, 2012 we determined that the carrying amount for our GM Korea reporting unit continued to exceed its fair value and that goodwill impairment existed. We recorded a Goodwill impairment charge in the three months ended March 31, 2012 within our GMIO segment.
The following tables summarize the Goodwill impairment charges recorded in the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31, 2012
	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Impairment charges	$—	$590	$27	$—	$617	$—	$617

	Three Months Ended March 31, 2011
	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Effect of Adoption of ASU 2010-28(a)	$—	$1,466	$—	$—	$1,466	$—	$1,466
Impairment charges	—	395	—	—	395	—	395
Total impairment of goodwill	$—	$1,861	$—	$—	$1,861	$—	$1,861
_________

(a)	Impairment charges of $1.5 billion were recorded as a cumulative-effect adjustment to beginning Retained earnings upon the adoption of ASU 2010-28.

The Goodwill impairment charges recorded as a result of the initial adoption of ASU 2010-28 in the three months ended March 31, 2011 and the event-driven goodwill impairment tests in the three months ended March 31, 2012 and 2011 represent the net decreases in implied goodwill resulting primarily from decreases in the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting, as discussed in Note 32 to our consolidated financial statements in our 2011 Form 10-K. The net decreases resulted primarily from a decrease in our nonperformance risk and an improvement in our incremental borrowing rates since July 10, 2009. At certain of the testing dates the net decrease also resulted from an increase in the high quality corporate bond rates utilized to measure our employee benefit obligations and a decrease in credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk. In addition, for the purpose of deriving an implied goodwill balance, deterioration in the business outlook for GME resulted in a reduction in the fair value of certain tax attributes and an increase in the fair value of estimated employee benefit obligations.

When performing our goodwill impairment testing, the fair values of our reporting units were determined based on valuation techniques using the best available information, primarily discounted cash flow projections. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates, market share and discount rates that represent unobservable inputs into our valuation methodologies. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. Where available and as appropriate, comparative market multiples and the quoted market price of our common stock are used to corroborate the results of the discounted cash flow method. Assumptions used in our discounted cash flow analysis that have the most significant effect on the estimated fair values of our reporting units include:

•Our estimated weighted-average cost of capital (WACC);
•Our estimated long-term growth rates; and
•Our estimate of industry sales and our market share.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The valuation methodologies utilized to perform our goodwill impairment testing were consistent with those used in our application of fresh-start reporting on July 10, 2009 and in subsequent annual or event-driven goodwill impairment tests and utilized Level 3 measures. Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly we calculated the implied goodwill for GME and GM Korea in the same manner that goodwill is recognized in a business combination pursuant to Accounting Standards Codification (ASC) 805, "Business Combinations." The valuations used in our goodwill impairment testing are reviewed internally by personnel with appropriate expertise and, when deemed necessary, third party specialists are utilized to assist in deriving certain unobservable inputs and/or calculating certain fair value estimates.

The following table summarizes the Goodwill balances and key assumptions, which are unobservable, utilized for each of our reporting units that required a Step 2 analysis (dollars and vehicles in millions):

				Industry Sales(a)(b)		Market Share(a)(b)
	Goodwill(c)	WACC	Long-Term Growth Rates	2011/2012	2015/2016	2011/2012	2015/2016
GME - At January 1, 2011	$3,053	17.0%	0.5%	18.4	22.0	6.6%	7.4%
GME - At March 31, 2011	$1,661	16.5%	0.5%	18.4	22.0	6.6%	7.4%
GME - At March 31, 2012	$594	17.5%	0.5%	19.1	21.9	6.2%	6.3%
GM Korea - At March 31, 2012	$564	14.8%	3.0%	81.0	97.1	1.4%	1.1%
_________

(a)	Industry sales and market share for GM Korea are based on global industry volumes because GM Korea exports vehicles globally.

(b)	GME amounts at January 1, 2011 and March 31, 2011 are 2011 through 2015 and GME amounts at March 31, 2012 are 2012 through 2016. GM Korea amounts are 2012 through 2015.

(c)	Goodwill balance is before any adjustments for Goodwill impairment charges.

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

During our Step 2 analyses we determined the fair values of these reporting units had not increased sufficiently to give rise to implied goodwill other than the goodwill arising from the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting. On our testing dates our Step 2 analyses indicated GME's and GM Korea's implied goodwill was less than their recorded goodwill; therefore, Goodwill was adjusted at the various dates indicated in the table above.

Future goodwill impairments that may be material could be recognized should the recent economic uncertainty continue, our equity price decline on a sustained basis, global economies enter into another recession and industry growth stagnates, or should we release deferred tax asset valuation allowances in certain tax jurisdictions (which could occur in the near future if additional positive evidence becomes available).

In these circumstances future goodwill impairments would largely be affected by decreases in the fair value-to-U.S. GAAP differences that have occurred subsequent to our application of fresh-start reporting. The decrease may occur upon: (1) an improvement in our credit rating; (2) a decrease in credit spreads between high quality corporate bond rates and market interest rates thus resulting in a decrease in the spread between our employee benefit related obligations under U.S. GAAP and their fair values; and/or (3) a change in the fair values of our estimated employee benefit obligations. A decrease would also occur upon reversal of our deferred tax asset valuation allowances. Any decreases in the fair value-to-U.S. GAAP differences that result in goodwill impairment would have a negative effect on our earnings that could be material.

Our fair value estimates for event-driven impairment tests assume the achievement of the future financial results contemplated in our forecasted cash flows and there can be no assurance that we will realize that value. The estimates and assumptions used are subject to significant uncertainties, many of which are beyond our control, and there is no assurance that anticipated financial results will be achieved.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 10. Intangible Assets, net

The following table summarizes the components of Intangible assets, net (dollars in millions):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$7,763	$5,393	$2,370	$7,751	$5,081	$2,670
Brands	5,440	414	5,026	5,410	374	5,036
Dealer network and customer relationships	2,169	354	1,815	2,138	322	1,816
Favorable contracts	519	220	299	514	200	314
Other	17	15	2	17	14	3
Total amortizing intangible assets	15,908	6,396	9,512	15,830	5,991	9,839
Non amortizing in process research and development	175		175	175		175
Total intangible assets	$16,083	$6,396	$9,687	$16,005	$5,991	$10,014

Amortization expense related to intangible assets was $398 million and $503 million in the three months ended March 31, 2012 and 2011.

The following table summarizes estimated amortization expense related to intangible assets in each of the next five years (dollars in millions):

Estimated Amortization Expense
2013	$1,229
2014	$611
2015	$313
2016	$314
2017	$311

Note 11. Variable Interest Entities

Consolidated VIEs

Automotive

Variable interest entities (VIEs) that we do not control through a majority voting interest that are consolidated because we are the primary beneficiary include certain vehicle assembling, manufacturing and selling venture arrangements, the most significant of which is GM Egypt. At March 31, 2012 and December 31, 2011: (1) Total assets recognized for these consolidated VIEs were $493 million and $463 million, which were comprised of Cash and cash equivalents, Accounts and notes receivables, net, Inventories and Property, net; and (2) Total liabilities were $309 million and $298 million, which were comprised of Accounts payable (principally trade) and Accrued and other liabilities. Liabilities recognized as a result of consolidating VIEs generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of the VIEs' operations and cannot be used to satisfy our obligations. In the three months ended March 31, 2012 and 2011 Total net sales and revenue recorded for these consolidated VIEs were $236 million and $110 million and Net income (loss) was $(5) million and $3 million.

GM Korea, a non-wholly owned consolidated subsidiary that we control through a majority voting interest, is also a VIE because in the future it may require additional subordinated financial support. The creditors of GM Korea's short-term debt of $116 million and $171 million, current derivative liabilities of $26 million and $44 million and long-term debt of $6 million and $7 million at March 31, 2012 and December 31, 2011 do not have recourse to our general credit. In February 2011 we provided a guarantee to a minority shareholder in GM Korea to repurchase GM Korea's preferred shares according to the redemption schedule should GM Korea not repurchase the shares. This guarantee decreased the amount of long-term debt which did not have recourse to our general credit in the three months ended March 31, 2011.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Automotive Financing - GM Financial

GM Financial finances its loan and lease origination volume through the use of credit facilities and securitization trusts that issue asset-backed securities to investors. GM Financial retains a residual interest in these entities and is not required to provide any additional financial support to its sponsored credit facilities and securitization SPEs. The SPEs are considered VIEs because they do not have sufficient equity at risk and are consolidated because GM Financial has the power over those activities that most significantly affect the economic performance of the SPEs. The finance receivables, leased assets and other assets held by these subsidiaries are not available to our creditors or creditors of our other subsidiaries. Refer to Notes 5, 6 and 13 for additional information on GM Financial's involvement with the SPEs.

Nonconsolidated VIEs

Automotive

VIEs that are not consolidated include certain vehicle assembling, manufacturing and selling venture arrangements and other automotive related entities to which we provided financial support including Ally Financial and HKJV. We concluded these entities are VIEs because they do not have sufficient equity at risk or may require additional subordinated financial support. We currently lack the power through voting or similar rights to direct those activities of these entities that most significantly affect their economic performance. Our variable interests in these nonconsolidated VIEs include accounts and notes receivable, equity in net assets, guarantees and financial support, some of which were provided to certain current or previously divested suppliers in order to ensure that supply needs for production were not disrupted due to a supplier's liquidity concerns or possible shutdowns.

The following table summarizes the amounts recorded for nonconsolidated VIEs and the related off-balance sheet guarantees and maximum exposure to loss, excluding Ally Financial that is disclosed in Note 22 (dollars in millions):

	March 31, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Assets
Accounts and notes receivable, net	$8	$8	$1	$1
Equity in net assets of nonconsolidated affiliates	193	189	190	186
Other assets	1	1	1	1
Total assets	$202	$198	$192	$188

Liabilities
Other liabilities	$197		$198

Off-Balance Sheet
Loan commitments		$15		$15
Other liquidity arrangements(a)		227		220
Total off-balance sheet arrangements		$242		$235
__________

(a)	Amounts at March 31, 2012 and December 31, 2011 represented additional contingent future capital funding requirements related to HKJV.

Refer to Note 22 for additional information on Ally Financial, including our maximum exposure to loss under agreements with Ally Financial and our recorded investment in Ally Financial. Refer to Note 8 for additional information on our investment in HKJV.

Note 12. Depreciation, Amortization and Impairment Charges

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes depreciation, amortization and impairment charges related to Property, net, Equipment on operating leases, net and GM Financial equipment on operating leases, net (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Depreciation and amortization of long-lived assets	$892	$928
Impairment charges of long-lived assets(a)	$31	$26
Depreciation of equipment on operating leases	$92	$80
Impairment charges of equipment on operating leases	$55	$39
__________

(a)
The fair value of related assets was determined to be $0 in the three months ended March 31, 2012 and 2011 measured utilizing Level 3 inputs. Fair value measurements of long-lived assets utilized projected cash flows discounted at a rate commensurate with the perceived business risks related to the assets involved.

The following table summarizes equipment on operating leases to daily rental car companies measured at fair value using Level 3 inputs on a nonrecurring basis (dollars in millions):

		Fair Value Measurements on a Nonrecurring Basis
	Fair Value Measures	Level 1	Level 2	Level 3
Three months ended March 31, 2012	$937	$—	$—	$937
Three months ended March 31, 2011	$926	$—	$—	$926

Impairment of vehicles leased to daily rental car companies with guaranteed repurchase obligations is determined to exist if the expected cash flows are lower than the carrying amount of the vehicle. We have multiple, distinct portfolios of vehicles leased to rental car companies and may have multiple impairments within a period. Expected cash flows include all estimated net revenue and costs associated with the sale to daily rental car companies through disposal at auction. The fair value measurements are determined, reviewed and approved on a monthly basis by personnel with appropriate knowledge of transactions with daily rental car companies and auction transactions.

The following table summarizes the significant quantitative unobservable inputs and assumptions used in the fair value measurement of Equipment on operating leases, net in the three months ended March 31, 2012 (dollars in millions):

	Valuation Technique	Significant Unobservable Input	Amount
Impaired equipment on operating leases	Cash flow	Estimated net revenue	$960
		Estimated cost	$1,015

Note 13. Debt

Automotive

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	March 31, 2012	December 31, 2011
Carrying amount	$5,385	$5,295
Fair value(a)	$5,865	$5,467
__________

(a)
The fair value of debt included $4.7 billion measured utilizing Level 2 inputs and $1.2 billion measured utilizing Level 3 inputs at March 31, 2012. The fair value of debt included $4.4 billion measured utilizing Level 2 inputs and $1.1 billion measured utilizing Level 3 inputs at December 31, 2011

The Level 2 fair value measurements utilize a discounted cash flow model. The valuation is reviewed internally by personnel with appropriate expertise in valuation methodologies. This model utilizes observable inputs such as contractual repayment terms and benchmark forward yield curves plus a spread that is intended to represent our nonperformance risk for secured or unsecured

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

obligations. We estimate our nonperformance risk using our corporate credit rating, the rating on our secured revolver, yields on traded bonds of companies with comparable credit ratings and risk profiles. We acquire the benchmark yield curves and nonperformance risk spread from independent sources that are widely used in the financial industry. In certain circumstances, we adjust the valuation of debt for additional nonperformance risk or potential prepayment probability scenarios. We may use a probability weighting of prepayment scenarios when the stated rate exceeds market rates and the instrument contains prepayment features. The prepayment scenarios are adjusted to reflect the views of market participants. The fair value measurements subject to additional adjustments for nonperformance risk or prepayment have been categorized within Level 3.

In the three months ended March 31, 2012 we prepaid and retired a debt obligation of $39 million with a carrying value of $21 million. We recorded a loss on extinguishment of debt of $18 million which primarily represented the unamortized debt discount.

Automotive Financing - GM Financial

The following table summarizes the current and non-current portion of debt (dollars in millions):

	March 31, 2012	December 31, 2011
Short-term debt and current portion of long-term debt	$3,793	$4,118
Long-term debt	5,046	4,420
Total GM Financial debt	$8,839	$8,538

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

		March 31, 2012		December 31, 2011
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facilities
Medium-term note facility	3	$254	$254	$294	$294
Syndicated warehouse facility	2	277	277	621	621
Lease funding facilities	2	248	248	181	181
Bank funding facility	2	—	—	3	3
Total credit facilities		779	779	1,099	1,099
Securitization notes payable
Securitization notes payable	1	6,820	6,884	6,938	6,946
Private securitization 2012-PP1	3	739	744
Total securitization notes payable		7,559	7,628	6,938	6,946
Senior notes and convertible senior notes(a)	2	501	531	501	511
Total GM Financial debt		$8,839	$8,938	$8,538	$8,556
__________

(a)	Senior notes and convertible senior notes are included in GM Financial Long-term debt.

The carrying value of the syndicated warehouse facility and lease funding facilities is considered to be a reasonable estimate of fair value because these facilities have variable rates of interest and maturities of approximately one year. The fair value of bank funding facility and senior notes and convertible senior notes are based on quoted market prices, when available. If quoted prices are not available, the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

GM Financial uses observable and unobservable inputs to estimate fair value of the medium-term note facility. Observable inputs are used regarding an advance rate on the receivables to generate an estimated debt amount as well as the interest rate used to calculate the series of estimated principal payments. Those series of interest payments are discounted using an unobservable interest rate based on the most recent securitization in order to estimate fair value which would approximate the replacement value.

Securitization notes payable includes the 2012-PP1 Trust, for which GM Financial uses observable and unobservable inputs to

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

estimate fair value. Unobservable inputs are related to the structuring of the debt into various classes, which is based on public securitizations issued during the same time frame. Observable inputs are used by obtaining active prices based on the securitization debt issued during the same time frame. These observable inputs are then used to create expected market prices (unobservable input), which are then applied to the debt classes in order to estimate fair value which would approximate market value.

Credit Facilities

The following table summarizes further details regarding terms and availability of GM Financial's credit facilities at March 31, 2012 (dollars in millions):

	Facility Amount	Advances Outstanding	Assets Pledged	Restricted Cash Pledged(a)
Syndicated warehouse facility	$2,000	$277	$367	$7
U.S. lease warehouse facility(b)	$600	—	—	—
Canada lease warehouse facility(c)	$600	248	373	2
Medium-term note facility(d)		254	276	84
		$779	$1,016	$93
__________

(a)	These amounts do not include cash collected on finance receivables pledged of $29 million which is included in Restricted cash and marketable securities.

(b)
In January 2012 GM Financial extended the maturity date of the lease warehouse facility for lease originations in the U.S. to January 2013. Borrowings on the facility are collateralized by leased assets.

(c)
Borrowings on the facility are collateralized by leased assets. The facility amount represents CAD $600 million at March 31, 2012, and the advances outstanding amount represents CAD $248 million at March 31, 2012.

(d)
The revolving period under this facility has ended and the outstanding debt balance will be repaid over time based on the amortization of the receivables pledged until October 2016 when any remaining amount outstanding will be due and payable.

Securitization Notes Payable

Securitization notes payable represents debt issued by GM Financial in securitization transactions. The following table summarizes securitization notes payable (dollars in millions):

	March 31, 2012					December 31, 2011
Year of Transactions	Maturity Dates(a)	Original Note Amounts	Original Weighted- Average Interest Rates	Total Receivables Pledged	Note Balance	Note Balance
2006	January 2014	$1,200	5.4%	$—	$—	$63
2007	April 2014 - March 2016	$1,000 - 1,500	5.3% - 5.5%	402	379	794
2008	October 2014 - April 2015	$500 - 750	6.0% - 10.5%	416	146	171
2009	January 2016 - July 2017	$227 - 725	2.7% - 7.5%	354	258	298
2010	June 2016 - April 2018	$200 - 850	2.2% - 3.8%	1,790	1,575	1,756
2011	February 2017 - March 2019	$800 - 1,000	2.4% - 2.9%	3,723	3,458	3,813
2012	June 2019 - July 2019	$800 - 1,000	2.5% - 2.9%	1,771	1,711
				$8,456	7,527	6,895
Purchase accounting premium					32	43
Total securitization notes payable					$7,559	$6,938
__________

(a)
Maturity dates represent final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the trusts.

Note 14. Product Warranty Liability

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

liabilities (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$6,600	$6,789
Warranties issued and assumed in period	864	725
Payments	(916)	(941)
Adjustments to pre-existing warranties	233	117
Effect of foreign currency translation	60	78
Balance at end of period	$6,841	$6,768

Note 15. Pensions and Other Postretirement Benefits

Contributions

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

We continue to pursue various options to fund and derisk our pension plans, including continued changes to the pension asset portfolio mix to reduce funded status volatility and ceasing accrual of additional benefits in the U. S. salaried pension plan effective September 30, 2012. We are currently exploring other options that could result in a settlement of some of our pension liabilities.

Net Periodic Pension and OPEB Expense

The following tables summarize the components of net periodic pension and other postretirement benefits (OPEB) (income) expense (dollars in millions):

	Three Months Ended March 31, 2012
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Service cost	$160	$92	$5	$5
Interest cost	1,080	277	59	16
Expected return on plan assets	(1,332)	(217)	—	—
Amortization of prior service credit	—	—	(29)	(2)
Recognized net actuarial loss	—	8	13	1
Curtailments, settlements, and other (gains) losses	(21)	28	—	—
Net periodic pension and OPEB (income) expense	$(113)	$188	$48	$20

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended March 31, 2011
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Service cost	$158	$96	$6	$9
Interest cost	1,229	301	67	52
Expected return on plan assets	(1,674)	(230)	—	—
Amortization of prior service credit	—	—	—	(2)
Recognition of net actuarial loss	—	—	1	—
Curtailments, settlements, and other losses	—	3	—	—
Net periodic pension and OPEB (income) expense	$(287)	$170	$74	$59

Significant Plan Amendments, Benefit Modifications and Related Events

In January 2012 we amended the U.S. salaried pension plan to cease the accrual of additional benefits effective September 30, 2012. This amendment resulted in a curtailment which decreased the liability and decreased the net actuarial loss component of Accumulated other comprehensive income by $309 million. Active plan participants will receive additional contributions in the defined contribution plan starting in October 2012.

Remeasurements

In the three months ended March 31, 2012 certain pension plans in GME were remeasured as part of our Goodwill impairment testing, resulting in an increase of $150 million in Pensions and a pre-tax increase in the net actuarial loss component of Accumulated other comprehensive income.

In the three months ended March 31, 2011 certain pension plans in GME were remeasured as part of our Goodwill impairment testing, resulting in a decrease of $272 million in Pensions and a pre-tax increase in the net actuarial gain component of Accumulated other comprehensive income.

Refer to Note 9 for additional information on our Goodwill impairment.

Note 16. Derivative Financial Instruments and Risk Management

Automotive

Derivatives and Hedge Accounting

In accordance with our risk management policy, we enter into a variety of foreign currency exchange rate and commodity derivative contracts to manage our exposure to fluctuations in certain foreign currency exchange rates and commodity prices. At March 31, 2012 our derivative instruments consisted primarily of forward contracts and options. At March 31, 2012 and December 31, 2011 no outstanding derivative contracts were designated in hedging relationships. We manage our counterparty credit risk by monitoring the credit ratings of our counterparties and by requiring them to post collateral in certain circumstances. Certain of our agreements with counterparties require that we provide cash collateral. At March 31, 2012 and December 31, 2011 no collateral was posted related to derivative instruments, and we did not have any agreements with counterparties to derivative instruments containing covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that such covenants are violated.

Fair Value of Derivatives

The following tables summarize fair value measurements of our derivative instruments measured on a recurring basis (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2012
	Derivative Assets			Derivative Liabilities
	Notional	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Foreign currency	$7,294	$68	$—	$49	$—
Commodity	3,240	16	9	2	—
Embedded	1,456	25	82	2	4
Total	$11,990	$109	$91	$53	$4

	December 31, 2011
	Derivative Assets			Derivative Liabilities
	Notional	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Foreign currency	$6,507	$64	$—	$46	$—
Commodity	2,566	9	—	10	5
Embedded	1,461	28	124	1	5
Total	$10,534	$101	$124	$57	$10
__________

(a)	Recorded in Other current assets and deferred income taxes.

(b)	Recorded in Other assets and deferred income taxes.

(c)	Recorded in Accrued liabilities.

(d)	Recorded in Other liabilities and deferred income taxes.

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency	$—	$68	$—	$68	$—	$64	$—	$64
Commodity	—	9	16	25	—	9	—	9
Embedded	—	3	104	107	—	4	148	152
Total	$—	$80	$120	$200	$—	$77	$148	$225

Liabilities
Foreign currency	$—	$49	$—	$49	$—	$46	$—	$46
Commodity	—	2	—	2	—	5	10	15
Embedded	—	6	—	6	—	6	—	6
Total	$—	$57	$—	$57	$—	$57	$10	$67

We measure the fair value our portfolio of foreign currency, commodity and embedded derivatives using industry accepted models. The significant Level 2 inputs used in the valuation of our derivatives include spot rates, forward rates, volatility and interest rates. These inputs are obtained from pricing services, broker quotes and other sources.

We entered into a power plant lease agreement which included the purchase of natural gas at a fixed price adjusted for movements in heavy fuel oil and coal indices as published by a German governmental agency. The natural gas agreement was determined to be a derivative for accounting purposes and is valued as a forward contract. This commodity derivative valuation uses Level 3 inputs. The significant unobservable inputs used in the fair value measurement of our commodity derivative are coal and heavy fuel oil forward rates and supplier credit spreads. Significant increases (decreases) in the coal and heavy fuel oil index and supplier credit spread would result in significant decreases (increases) to the fair value measurement.

We are party to a long-term supply agreement which provides for pricing to be partially denominated in a currency other than the functional currency of the parties to the contract. This pricing feature was determined to be an embedded derivative which we have bifurcated for valuation and accounting purposes. This embedded derivative is valued using an industry accepted model which is considered a Level 3 input.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The significant unobservable inputs used in the fair value measurement of our embedded foreign currency derivative is the estimate of the Turkish central bank's Euro (EUR)/Turkish Lira (TRY) forward exchange rate and monthly volume commitment and vehicle mix. Significant decreases (increases) to EUR/TRY forward exchange rate and monthly volume commitment and vehicle mix would result in significant decreases (increases) to the fair value measurement.

The valuations are performed, reviewed and approved by personnel with appropriate expertise in valuation methodologies. For certain derivatives we compare our own valuations with valuations prepared by independent outside parties.

The following table summarizes the significant quantitative unobservable inputs and assumptions used in the fair value measurement of the derivatives at March 31, 2012:

	Valuation Technique	Significant Unobservable Input	Metric
Commodity	Discounted cash flow	Coal forward price in EUR(a)	€106.22
		Heavy fuel oil forward price in EUR(a)	€512.78
		Supplier nonperformance risk (average)	3.68%
Embedded	Discounted cash flow	Average EUR/TRY forward exchange rate(b)	€2.86
		Volume commitment and vehicle mix in EUR(c)	€1.0 billion
__________

(a)	Forward prices are estimated to be equivalents of the spot price as published by a governmental agency.

(b)	Calculated by adjusting market forward rates for the spread between current market and Turkish central bank spot prices.

(c)	Volume commitment is spread evenly on a monthly basis and vehicle mix is pursuant to management forecasts.

The following table summarizes the activity for our derivative investments measured using Level 3 inputs (dollars in millions):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Embedded	Commodity	Total	Embedded	Commodity	Total
Balance at beginning of period	$148	$(10)	$138	$—	$—	$—
Total realized/unrealized gains (losses)(a)
Included in earnings	(43)	4	(39)	53	—	53
Included in other comprehensive income	4	—	4	4	—	4
Settlements	(5)	(2)	(7)	—	—	—
Issuances	—	24	24	—	—	—
Balance at end of period	$104	$16	$120	$57	$—	$57

Amount of total gains (losses) in the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(47)	$5	$(42)	$53	$—	$53
__________

(a)
Realized and unrealized gains (losses) are recorded in Interest income and other non-operating income, net and foreign currency translation gains (losses) are recorded in Accumulated other comprehensive income.

Gains (Losses) on Derivatives

The following table summarizes derivative gains (losses) recorded in Interest income and other non-operating income, net (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended March 31,
	2012	2011
Foreign currency	$(16)	$(10)
Commodity	(6)	—
Embedded	(43)	59
Warrants	—	4
Total gains (losses) recorded in earnings	$(65)	$53

Other Derivatives

In February 2011 we exercised warrants to purchase 4 million shares of a supplier's common stock at $2.76 per share and sold the shares and received proceeds of $48 million.

Automotive Financing - GM Financial

GM Financial is exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on its credit facilities and on certain securitization notes payable and manages this exposure with interest rate swaps and caps. GM Financial had interest rate swaps and caps in asset positions with notional amounts of $1.7 billion and $2.0 billion at March 31, 2012 and December 31, 2011. GM Financial had interest rate swaps and caps in liability positions with notional amounts of $1.7 billion and $2.0 billion at March 31, 2012 and December 31, 2011. The fair value of these derivative financial instruments is insignificant.

Note 17. Commitments and Contingencies

The following tables summarize information related to commitments and contingencies (dollars in millions):

	March 31, 2012		December 31, 2011
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees(b)
Operating leases	$—	$9	$—	$26
Ally Financial commercial loans	$—	$28	$—	$24
Third party commercial loans and other obligations	$8	$279	$7	$210
Other product-related claims	$54	$773	$53	$838
__________

(a)	Calculated as future undiscounted payments.

(b)	Excludes residual support and risk sharing programs and vehicle repurchase obligations related to Ally Financial.

	March 31, 2012	December 31, 2011
	Liability Recorded	Liability Recorded
Environmental liability(a)	$171	$169
Product liability	$547	$514
Other litigation-related liability and tax administrative matters(b)	$1,274	$1,196
__________

(a)	Includes $32 million and $34 million recorded in Accrued liabilities at March 31, 2012 and December 31, 2011 and the remainder was recorded in Other liabilities and deferred income taxes.

(b)	Consists primarily of indirect tax-related litigation as well as various non-U.S. labor related matters.

Guarantees

We have provided guarantees related to the residual value of certain operating leases. These guarantees terminate in years ranging from 2016 to 2035. Certain leases contain renewal options.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We provide payment guarantees on commercial loans made by Ally Financial and outstanding with certain third parties, such as dealers or rental car companies. These guarantees either expire in 2012 through 2029 or are ongoing. We determined the fair value ascribed to the guarantees at inception and subsequent to inception to be insignificant based on the credit worthiness of the third parties. Refer to Note 22 for additional information on guarantees that we provide to Ally Financial.

We have agreements with third parties that guarantee the fulfillment of certain suppliers' commitments and other obligations. These guarantees expire in 2012 through 2016 or are ongoing, or upon the occurrence of specific events.

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered. At March 31, 2012 any proceeds we would receive from collateral were insignificant.

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information obtained. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. It is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At March 31, 2012 we estimate the remediation losses could range from $140 million to $330 million.

Product Liability

With respect to product liability claims involving our and Old GM's products, we believe that any judgment against us for actual

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

We indemnify dealers for certain product liability related claims including products sold by Old GM. We monitor actual claims experience and make periodic adjustments to our estimates. Based on management's judgment concerning the projected number and value of both dealer indemnification obligations and product liability claims, we have applied actuarial methodologies and estimated the liability. We expect our product liability reserve to rise in future periods as new claims arise from incidents subsequent to July 9, 2009.

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

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which we believe that losses are probable and can be reasonably estimated, the majority of which are associated with indirect tax-related matters as well as various non-U.S. labor-related matters. Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance, and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $556 million to $772 million. Some of the matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2012. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

Commencing on or about September 29, 2010, current and former hourly employees of GM Korea filed six separate group actions in the Incheon District Court in Incheon, Korea. The cases allege that GM Korea failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. Although GM Korea intends to vigorously defend the claims asserted, at March 31, 2012 we have an accrual of 166 billion Korean Won (equivalent to $146 million) in connection with these cases. The current estimate of the value of plaintiffs' claims, if allowed in full, exceeds the accrual by 607 billion Korean Won (equivalent to $533 million) which represents the reasonably possible liability exposure.   Both the scope of claims asserted and GM Korea's assessment of any or all of individual claim elements may change if new information becomes available.

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against General Motors of Canada Limited (GMCL) on behalf of a purported class of over 200 former GMCL dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GMCL. In May 2009, in the context of the global restructuring of the business and the possibility that GMCL might be required to initiate insolvency proceedings, GMCL offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GMCL dealer network and to facilitate winding down their operations in an orderly fashion by December 31, 2009 or such other date as GMCL approved but no later than on October 31, 2010. The Plaintiff Dealers allege that the Dealer Sales and Service Agreements were wrongly terminated by GMCL and that GMCL failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” CAD $750 million, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues, including: (1) whether GMCL breached its obligation of "good faith" in offering the wind-down agreements; (2) whether GMCL interfered with the

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). On June 22, 2011 the court granted GMCL permission to appeal the class certification decision. On March 26, 2012 the Ontario Superior Court dismissed GMCL's appeal of the class certification order. Accordingly the case will proceed as a class action. The current prospects for liability are uncertain, but because liability is not deemed probable, we have no accrual relating to this litigation. We cannot estimate the range of reasonably possible loss in the event of liability, as the case presents a variety of different legal theories, none of which GMCL believes are valid.

On April 6, 2010 the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW) filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached an obligation to contribute $450 million to the UAW Retiree Medical Benefits Trust (New VEBA). The UAW alleges that we were contractually required to make this contribution. The reasonably possible loss as defined by ASC 450 “Contingencies” is $450 million, which is the amount claimed, but we believe that the claim is without merit and we have no accrual relating to this litigation. We filed a motion in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court) asserting that the UAW's claim is barred by the Bankruptcy Court approved 2009 UAW Retiree Settlement Agreement and by other orders issued by the Bankruptcy Court that preclude additional GM contributions to the New VEBA. We also maintain that Delphi Corporation's bankruptcy plan of reorganization did not fulfill the applicable conditions of the relevant agreement and therefore payment would not be due even in the absence of the 2009 UAW Retiree Settlement Agreement. On August 23, 2011, the Bankruptcy Court issued an opinion abstaining from hearing the case, which will accordingly be litigated in the U.S. District Court for the Eastern District of Michigan.

Liability Related to Contingently Issuable Shares

Under the Amended and Restated Master Sale and Purchase Agreement, as amended between us and Old GM and certain of its direct and indirect subsidiaries, we were obligated to issue additional shares of our common stock to MLC (Adjustment Shares) in the event that allowed general unsecured claims against MLC, as estimated by the Bankruptcy Court, exceed $35.0 billion. Following the dissolution of MLC on December 15, 2011, any Adjustment Shares we are obligated to issue will be issuable to the GUC Trust. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions). The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum number of Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. At March 31, 2012 and December 31, 2011 we concluded it was not probable that general unsecured claims would exceed $35.0 billion. We believe it is reasonably possible that general unsecured claims allowed against MLC will range between $32.5 billion and $36.0 billion.

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan agreed to with European labor representatives, we have committed to achieving specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we fail to accomplish the requirements set out under the agreement, we will be required to pay certain amounts up to Euro 265 million for each of those years, and/or interest on those amounts, to our employees. Certain inventory with a carrying amount of $215 million and $209 million at March 31, 2012 and December 31, 2011 was pledged as collateral under the agreement. Through March 31, 2012 spending was sufficient to meet the current requirements under the agreement and the specified milestones have been accomplished. Management has the intent and believes it has the ability to meet the future requirements under the agreement.

Note 18. Income Taxes

For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income/loss. The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the three months ended March 31, 2012 and 2011 income tax expense of $216 million and $137 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The recorded effective tax rate is lower than the applicable statutory tax rate due primarily to income earned in jurisdictions for which a full valuation allowance is recorded.

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

In March 2012 a Mexican income tax audit covering the 2004 tax year was concluded and an assessment of $134 million including tax, interest and penalties was issued. The total 2002, 2003 and 2004 assessments as of March 31, 2012 including tax, interest and penalties is $307 million. We believe we have adequate reserves established. Collection of any assessment will be suspended until a revised assessment is issued and during any subsequent proceedings through U.S. and Mexican competent authorities.

At March 31, 2012 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next 12 months.

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

The following tables summarize the reserves related to restructuring and other initiatives (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2012	$884	$687	$1	$12	$1,584
Additions	97	9	4	2	112
Interest accretion and other	3	22	(1)	—	24
Payments	(86)	(192)	—	(8)	(286)
Revisions to estimates	(12)	(2)	—	—	(14)
Effect of foreign currency	8	16	—	—	24
Balance at March 31, 2012(a)	$894	$540	$4	$6	$1,444

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2011	$1,135	$664	$3	$—	$1,802
Additions	26	33	—	1	60
Interest accretion and other	7	24	—	—	31
Payments	(129)	(205)	(2)	(1)	(337)
Revisions to estimates	7	—	—	—	7
Effect of foreign currency	16	34	—	—	50
Balance at March 31, 2011(a)	$1,062	$550	$1	$—	$1,613
__________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $357 million and $362 million at March 31, 2012 and March 31, 2011 for GMNA, primarily relate to postemployment benefits.

Three Months Ended March 31, 2012

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GMNA recorded charges, interest accretion and other and revisions to estimates primarily related to cash severance incentive programs for skilled trade U.S. hourly employees.

Our 2011 UAW labor agreement included cash severance incentive programs which were completed at March 31, 2012 for skilled trade U.S. hourly employees. A total of 1,400 skilled trade U.S. hourly employees participated in these programs at a total cost of $99 million and was recorded upon irrevocable acceptances by both parties. Substantially all of the program cost was recorded in the three months ended March 31, 2012.

GME recorded charges, interest accretion and other primarily related to previously announced separation and early retirement programs in Germany. Through March 31, 2012, the separation programs had a total cost of $313 million and affected a total of 1,900 employees. We expect to incur an additional $0.1 billion to complete these programs, which will affect an additional 350 employees. To the extent these programs involve voluntary separations, no liabilities are recorded until offers to employees are accepted. If employees are involuntarily terminated, a liability is recorded at the communication date.

Three Months Ended March 31, 2011

GMNA recorded charges, interest accretion and other and revisions to estimates that increased the reserves primarily related to skilled trades U.S. hourly employees who participated in a special attrition program.

GME recorded charges and interest accretion and other for separation programs primarily related to previously announced programs in Germany.

Dealer Wind-downs

We market vehicles worldwide through a network of independent retail dealers and distributors. We determined that a reduction in the number of GMNA dealerships was necessary.

The following table summarizes GMNA's restructuring reserves related to dealer wind-down agreements (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$25	$144
Additions and revisions to estimates	—	(6)
Payments	(3)	(80)
Balance at end of period	$22	$58

Note 20. Earnings Per Share

In the three months ended March 31, 2012 we were required to use the two-class method for calculating earnings per share, as further discussed below, as the applicable market value of our common stock was below $33.00 per common share in the period ended March 31, 2012.

Basic and diluted earnings per share are computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that were outstanding.

The following tables summarize basic and dilutive earnings per share (in millions, except for per share amounts):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended March 31,
	2012	2011
Basic earnings per share
Net income attributable to stockholders(a)	$1,315	$3,366
Less: cumulative dividends on preferred stock and undistributed earnings allocated to Series B Preferred Stock participating security(b)	(311)	(215)
Net income attributable to common stockholders	$1,004	$3,151
Weighted-average common shares outstanding - basic	1,572	1,504
Basic earnings per common share	$0.64	$2.09
Diluted earnings per share
Net income attributable to stockholders(a)	$1,315	$3,366
Less: cumulative dividends on preferred stock and undistributed earnings allocated to Series B Preferred Stock participating security(c)	(305)	(215)
Add: preferred dividends to holders of Series B Preferred Stock	—	59
Net income attributable to common stockholders	$1,010	$3,210
Weighted-average shares outstanding - diluted
Weighted-average common shares outstanding - basic	1,572	1,504
Dilutive effect of warrants	116	162
Dilutive effect of conversion of Series B Preferred Stock	—	148
Dilutive effect of restricted stock units (RSUs)	4	3
Weighted-average common shares outstanding - diluted	1,692	1,817
Diluted earnings per common share	$0.60	$1.77
__________

(a)	Includes earned but undeclared dividends of $26 million on our Series A Preferred Stock and $20 million on our Series B Preferred Stock in the three months ended March 31, 2012 and 2011.

(b)
Includes cumulative dividends on preferred stock of $215 million and earnings of $96 million that have been allocated to the Series B Preferred Stock holders in the three months ended March 31, 2012 and cumulative dividends on preferred stock of $215 million in the three months ended March 31, 2011.

(c)
Includes cumulative dividends on preferred stock of $215 million and earnings of $90 million that have been allocated to the Series B Preferred Stock holders in the three months ended March 31, 2012 and cumulative dividends on preferred stock of $215 million in the three months ended March 31, 2011.

Three Months Ended March 31, 2012

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Warrants to purchase 313 million shares of our common stock were outstanding at March 31, 2012, of which 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares. Under the treasury stock method, the assumed exercise of the remaining warrants resulted in 116 million dilutive shares.

Diluted earnings per share included the effect of 18 million unvested RSUs granted to certain global executives. The Adjustment Shares were excluded from the computation of basic and diluted earnings per share as the condition that would result in the issuance of the Adjustment Shares was not satisfied.

Three Months Ended March 31, 2011

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

Warrants to purchase 318 million shares of our common stock were outstanding, of which 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of our common stock. Under the treasury stock method, the assumed exercise of warrants to purchase the remaining warrants resulted in 162 million dilutive shares.

Diluted earnings per share included the effect of 15 million unvested RSUs granted to certain global executives. The Adjustment Shares were excluded from the computation of basic and diluted earnings per share as the condition that would result in the issuance of the Adjustment Shares was not satisfied.

In July 2011 the 61 million shares of common stock contributed to our pension plans in January 2011 met the criteria to qualify as plan assets for accounting purposes. These shares were not considered outstanding for earnings per share purposes in the three months ended March 31, 2011.

Note 21. Stock Incentive Plans

Long-Term Incentive Plan

We granted 6 million and 5 million RSUs valued at the grant date fair value of our common stock in the three months ended March 31, 2012 and 2011. These awards granted either cliff vest or ratably vest generally over a three-year service period, as defined in the terms of each award. We have elected to record compensation cost for these awards on a straight-line basis over the entire vesting period. Our policy is to issue new shares upon settlement of RSUs.

The 2012 awards granted to the Top 25 highest compensated employees will settle on the second and third anniversary dates of grant in 25% increments in conjunction with each 25% of our Troubled Asset Relief Program (TARP) obligations that are repaid. The awards for the Next 75 and non-Top 100 highest compensated employees will vest and settle on the second and third anniversary dates of grant. Vesting and subsequent settlement will generally occur based upon employment at the end of each specified service period.

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

Salary Stock

In the three months ended March 31, 2012 and 2011 a portion of each participant's salary accrued on each salary payment date converted to RSUs on a quarterly basis. The awards are fully vested and nonforfeitable upon grant therefore compensation cost is fully recognized on the date of grant. On March 29, 2012 we amended the plan to provide for cash settlement of awards. As a

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

result we will now settle these awards in cash and we reclassified $97 million from Capital surplus to Accrued liabilities and Other liabilities and deferred income taxes. Prior to this amendment it was our policy to issue new shares upon settlement of these awards.

RSUs

The following table summarizes information about the RSUs under our stock incentive plans (RSUs in millions):

	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term
RSUs outstanding at January 1, 2012	22.5	$23.01	1.1
Granted	6.7	$25.99
Settled	(1.4)	$34.64
Forfeited or expired	(0.3)	$23.16
RSUs outstanding at March 31, 2012	27.5	$23.12	1.4
RSUs unvested and expected to vest at March 31, 2012	18.5	$23.74	1.7
RSUs vested and payable at March 31, 2012	8.3	$21.53	—

We recorded compensation expense of $72 million and $53 million for our stock incentive plans in the three months ended March 31, 2012 and 2011. The compensation cost of each RSU that will be settled in equity is based on the fair value of our common stock on the date of grant or, for those RSUs reclassified from liability to equity-based awards, the fair value of our common stock as of the date of the public offering.

At March 31, 2012 the total unrecognized compensation expense for nonvested equity awards was $361 million. This expense is expected to be recorded over a weighted-average period of 1.8 years.

The total fair value of RSUs that vested in the three months ended March 31, 2012 and 2011 was $49 million and $24 million.

Note 22. Ally Financial

Transactions with Ally Financial

The following tables summarize the financial statement effects of and maximum obligations under agreements with Ally Financial (dollars in millions):

	March 31, 2012	December 31, 2011
Residual support(a)
Receivables recorded	$6	$6
Maximum obligation	$17	$40
Risk sharing(a)
Liabilities recorded	$30	$66
Maximum obligation	$49	$88
Vehicle repurchase obligations(b)
Maximum obligations	$22,896	$19,779
Fair value of guarantee	$16	$17
__________

(a)
Represents receivables and liabilities recorded and maximum obligations for agreements entered into prior to December 31, 2008. Agreements entered into after December 31, 2008 have not included residual support or risk sharing programs. In the three months ended March 31, 2012 and 2011 favorable adjustments to our residual support and risk sharing liabilities of $46 million and $124 million were recorded in the U.S. due to increases in estimated and actual residual values at contract termination.

(b)	The maximum potential amount of future payments required to be made to Ally Financial under this guarantee is based on the repurchase

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

value of total eligible vehicles financed by Ally Financial in dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold.

	Three Months Ended March 31,
	2012	2011
U.S. marketing incentives and lease residual payments	$334	$545
Exclusivity fee income	$20	$24

Balance Sheet

The following table summarizes the balance sheet effects of transactions with Ally Financial (dollars in millions):

	March 31, 2012	December 31, 2011
Assets
Accounts and notes receivable, net(a)	$260	$243
Liabilities
Accounts payable(b)	$73	$59
Short-term debt and current portion of long-term debt(c)	$984	$1,068
Accrued liabilities and other liabilities(d)	$934	$650
Long-term debt(e)	$8	$8
Other non-current liabilities(f)	$31	$35
__________

(a)	Represents wholesale settlements due from Ally Financial and receivables for exclusivity fees and royalties.

(b)	Represents amounts billed to us and payable related to incentive programs.

(c)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest.

(d)
Represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial in North America. This includes the estimated amount of residual and rate support accrued, capitalized cost reduction incentives and amounts owed under lease pull-ahead programs.

(e)	Represents the long-term portion of term loans from Ally Financial to certain consolidated dealerships.

(f)	Represents long-term portion of liabilities for marketing incentives on vehicles financed by Ally Financial.

Statement of Operations

The following table summarizes the income statement effects of transactions with Ally Financial (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Total net sales and revenue (decrease)(a)	$(750)	$(574)
Automotive cost of sales and other automotive expenses(b)	$4	$4
Interest income and other non-operating income, net(c)	$22	$56
Automotive interest expense(d)	$(6)	$18
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(d)	Represents interest incurred on notes payable and wholesale settlements. In January 2012 we received $21 million from Ally Financial as part of a settlement of previously overcharged interest.

Fair Value of Ally Financial Common Stock

At March 31, 2012 and December 31, 2011 we held a 9.9% common equity ownership in Ally Financial. Our entire equity ownership is held indirectly through an independent trust which has the sole authority to vote the shares and is required to dispose of all Ally Financial common stock by December 24, 2013.

We estimated the fair value of Ally Financial common stock using a market approach that applies the average price to tangible book value multiples of comparable companies to the consolidated Ally Financial tangible book value. The significant inputs used in our fair value analyses included Ally Financial's March 31, 2012 and December 31, 2011 financial statements, financial statements and price to tangible book value multiples of comparable companies in the banking and finance industry, and the effects of certain Ally Financial shareholder rights described below. The measurement of Ally Financial common stock is a Level 3 fair value measurement.

At December 31, 2011 we determined the carrying amount of our investment in Ally Financial common stock exceeded our estimate of its fair value. Our estimate of fair value resulted from broader macroeconomic uncertainties and volatility in the financial markets including the eurozone debt crisis, continued heightened risk of recession and concerns about Ally Financial's mortgage related operations. Our estimate considered the potential effect of contractual provisions held by the United States Department of the Treasury who may receive incremental ownership interest in Ally Financial depending upon Ally Financial's equity value at the time of a successful public offering or private sale. These contractual provisions could result in significant dilution of our ownership interest. Based on an evaluation of the duration and severity of this decline in fair value, we concluded the impairment was other than temporary. As a result we recorded an impairment charge of $555 million in Interest income and other non-operating income, net to reduce our investment to its estimated fair value of $403 million.

The following table summarizes the carrying amount and estimated fair value of Ally Financial common stock (dollars in millions):

	March 31, 2012	December 31, 2011
Carrying amount	$403	$403
Fair value	$916	$403

Ally Financial Preferred Stock

In March 2011 our investment in Ally Financial preferred stock was sold through a public offering for net proceeds of $1.0 billion. The gain of $339 million related to the sale was recorded in Interest income and other non-operating income, net.

Note 23. Segment Reporting

We analyze the results of our business through our five segments: GMNA, GME, GMIO, GMSA and GM Financial. Each segment has a manager responsible for executing our strategies. Our automotive manufacturing operations are integrated within the segments, benefit from broad-based trade agreements and are subject to regulatory requirements, such as Corporate Average Fuel Economy regulations. While not all vehicles within a segment are individually profitable on a fully loaded cost basis, those vehicles are needed in our product mix in order to attract customers to dealer showrooms and to maintain sales volumes for other, more profitable vehicles. Because of these factors, we do not manage our business on an individual brand or vehicle basis. The chief operating decision maker evaluates the operating results and performance of our automotive segments through Income (loss) before interest and income taxes, as adjusted for additional amounts, which are presented net of noncontrolling interests, and evaluates GM Financial through income before income taxes.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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
At March 31, 2012 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, including GM Korea, SGM, SGMW, FAW-GM and HKJV. These companies design, manufacture and market vehicles under the following brands:

• Alpheon	• Buick	• Chevrolet	• Jiefang
• Baojun	• Cadillac	• Daewoo	• Wuling

Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

In 2012 we recorded loss on extinguishment of debt within Corporate for segment reporting purposes. Previously gains and losses on extinguishment of debt were recorded within the applicable automotive segments. This change is consistent with how management currently views the results of our operations.

All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
At and For the Three Months Ended March 31, 2012
Sales
External customers	$23,175	$5,255	$5,016	$3,867	$15	$—	$37,328	$—	$—	$37,328
GM Financial revenue	—	—	—	—	—	—	—	431	—	431
Intersegment	1,001	258	1,044	72	—	(2,375)	—	—	—	—
Total net sales and revenue	$24,176	$5,513	$6,060	$3,939	$15	$(2,375)	$37,328	$431	$—	$37,759

Income (loss) before automotive interest and income taxes-adjusted	$1,691	$(256)	$529	$83	$(19)	$(27)	$2,001	$181	$—	$2,182
Adjustments(a)	$—	$(590)	$(22)	$—	—	$—	$(612)	—	$—	(612)
Corporate interest income					89			—		89
Automotive interest expense					110			—		110
Loss on extinguishment of debt					18			—		18
Income (loss) before income taxes					(58)			181		1,531
Income tax expense					142			74		216
Net income (loss) attributable to stockholders					$(200)			$107		$1,315

Equity in net assets of nonconsolidated affiliates	$63	$51	$6,676	$3	$—	$—	$6,793	$—	$—	$6,793
Total assets	$87,593	$17,000	$23,222	$12,086	$31,354	$(34,275)	$136,980	$13,656	$(442)	$150,194
Expenditures for property	$1,032	$365	$295	$280	$18	$—	$1,990	$4	$—	$1,994
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$888	$280	$129	$118	$12	$—	$1,427	$43	$(2)	$1,468
Equity income, net of tax	$2	$—	$421	$—	$—	$—	$423	$—	$—	$423

Significant non-cash charges not classified as adjustments in(a)
Impairment charges related to long-lived assets	$24	$—	$6	$1	$—	$—	$31	$—	$—	$31
Impairment charges related to equipment on operating leases	20	35	—	—	—	—	55	—	—	55
Total significant non-cash charges	$44	$35	$6	$1	$—	$—	$86	$—	$—	$86
__________

(a)	Consists of Goodwill impairment charges of $590 million in GME and $22 million in GMIO.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
For the Three Months Ended March 31, 2011
Sales
External customers	$21,283	$6,262	$4,492	$3,846	$16	$—	$35,899	$—	$—	$35,899
GM Financial revenue	—	—	—	—	—	—	—	295	—	295
Intersegment(a)	827	608	716	50	—	(2,201)	—	—	—	—
Total net sales and revenue	$22,110	$6,870	$5,208	$3,896	$16	$(2,201)	$35,899	$295	$—	$36,194

Income (loss) before automotive interest and income taxes-adjusted	$1,253	$5	$586	$90	$(20)	$(2)	$1,912	$130	$—	$2,042
Adjustments(b)	$1,645	$(395)	$(106)	$—	339	$—	$1,483	—	$—	1,483
Corporate interest income					127			—		127
Automotive interest expense					149			—		149
Income before income taxes					297			130		3,503
Income tax expense					66			71		137
Net income attributable to stockholders					$231			$59		$3,366

Expenditures for property	$581	$237	$295	$189	$20	$—	$1,322	$—	$—	$1,322
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$977	$340	$116	$116	$13	$—	$1,562	$14	$—	$1,576
Equity income, net of tax and gain on disposal of investments	$1,729	$—	$415	$—	$—	$—	$2,144	$—	$—	$2,144
Significant non-cash charges not classified as adjustments in(b)
Impairment charges related to long-lived assets	$23	$—	$2	$1	$—	$—	$26	$—	$—	$26
Impairment charges related to equipment on operating leases	15	24	—	—	—	—	39	—	—	39
Total significant non-cash charges	$38	$24	$2	$1	$—	$—	$65	$—	$—	$65
__________

(a)	Presentation of intersegment sales has been adjusted to conform to the current presentation.

(b)
Consists of the gain on sale of our New Delphi Class A Membership Interests of $1.6 billion in GMNA, Goodwill impairment charges of $395 million in GME, charges related to HKJV of $106 million in GMIO and a gain on the sale of Ally Financial preferred stock of $339 million in Corporate.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Motors Company is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors” or “GM.”

Presentation and Estimates

Basis of Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K), as filed with the Securities and Exchange Commission (SEC).

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

Supplemental Consolidating Information

We are providing supplemental consolidating information in order to provide more transparency into the financial position, operating results and cash flows of our two businesses, Automotive and GM Financial.

Use of Estimates in the Preparation of the Financial Statements

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Change in Presentation of Financial Statements

In 2012 we changed the presentation of our condensed consolidated balance sheet, condensed consolidated statements of cash flows and certain footnotes to classify the assets and liabilities of GM Financial as current or non-current and to combine line items which were either of a related nature or not individually material. We have made corresponding reclassifications to the comparable information for all periods presented.

Overview

Automotive

Our vision is to design, build and sell the world's best vehicles. We offer a global vehicle portfolio of cars, crossovers and trucks. We are committed to leadership in vehicle design, quality, reliability, telematics and infotainment and safety, as well as to developing key energy efficiency, energy diversity and advanced propulsion technologies, including electric vehicles with range extending capabilities such as the Chevrolet Volt. Our business is diversified across products and geographic markets. We meet the local sales and service needs of our retail and fleet customers with a global network of independent dealers. In the three months ended March 31, 2012 73.3% of our vehicle sales volume was generated outside the U.S., including 46.7% from emerging markets, such as Brazil, Russia, India and China (collectively BRIC), which have recently experienced the industry's highest volume growth.

Our automotive business is organized into four geographically-based segments:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•
GMNA, with sales, manufacturing and distribution operations in the U.S., Canada and Mexico and sales and distribution operations in Central America and the Caribbean, represented 30.9% of our vehicle sales volume in the three months ended March 31, 2012 and we had the largest market share in this market at 16.7%.

•
GME has sales, manufacturing and distribution operations across Western and Central Europe. GME's vehicle sales volume, which in addition to Western and Central Europe, includes Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others) represented 17.5% of our vehicle sales volume in the three months ended March 31, 2012. In the three months ended March 31, 2012 we estimate we had the number four market share in this market at 8.2%. GMIO distributes Chevrolet brand vehicles which, when sold in Europe, are included in GME vehicle sales volume and market share data.

•
GMIO has sales, manufacturing and distribution operations in Asia-Pacific, Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others), Africa and the Middle East. GMIO's vehicle sales volume, which includes Asia-Pacific, Africa and the Middle East is our largest segment by vehicle sales volume. GMIO represented 40.7% of our global vehicle sales volume, including sales through our joint ventures, in the three months ended March 31, 2012. In the three months ended March 31, 2012 we estimate we had the number two market share in this market at 9.4% and the number one market share in China. In the three months ended March 31, 2012 GMIO derived 80.3% of its vehicle sales volume from China. GMIO records the financial results of Chevrolet brand vehicles that it distributes and sells in Europe.

•
GMSA, with sales, manufacturing, distribution and financing operations in Brazil, Argentina, Colombia, Ecuador and Venezuela as well as sales and distribution operations in Bolivia, Chile, Paraguay, Peru and Uruguay, represented 10.9% of our vehicle sales volume in the three months ended March 31, 2012. In the three months ended March 31, 2012 we estimate we had the largest market share in this market at 18.4%. We had the number three market share in Brazil. In the three months ended March 31, 2012 GMSA derived 54.9% of its vehicle sales volume from Brazil.

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

Refer to Note 8 to our condensed consolidated financial statements for our direct ownership interests in our Chinese joint ventures, collectively referred to as China JVs.

The following tables summarize certain key operational and financial data for the China JVs (dollars in millions, vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended March 31,
	2012	2011
Total wholesale vehicles(a)	756	686
Market share(b)	15.1%	13.6%
Total net sales and revenue	$8,693	$7,859
Net income	$887	$944
__________

(a)	Including vehicles exported to markets outside of China.

(b)	Market share for China market.

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$5,839	$4,679
Debt	$115	$106

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

We utilize GM Financial to further bolster our offerings in the leasing and sub-prime financing segments in the U.S. and Canada. We believe that by having our own capabilities in key segments of the market we will be able to achieve more competition and better service from the market, while ensuring certainty of availability through the business cycles.

In April 2011 GM Financial began originating leases for our customers in Canada via FinanciaLinx Corporation. Given the importance of leasing and the current lack of availability of leasing offerings to our customers in the Canadian market (due to regulatory restrictions preventing banks and bank holding companies from offering leasing in Canada), we believe having a captive financing offering in Canada is important to our business.

In January 2012 in order to increase our competitiveness and benefit from increased financing sources, we entered into an arrangement with a bank to provide incentivized retail financing in the western region of the U.S.

We will continue to expand the business of GM Financial in targeted areas that we view as strategic and to otherwise evaluate opportunities in specific segments of the automotive financing market, both in the U.S. and internationally. We expect any expansion of GM Financial or any arrangements with other financing providers will complement our important relationship with Ally Financial.

Alliance with Peugeot S.A.

In February 2012 we entered into an agreement with Peugeot S.A. (PSA) to create a long-term and broad-scale global strategic alliance that is expected to leverage the combined strengths and capabilities of the two companies, contribute to our profitability and improve our competitiveness in Europe. In connection with the alliance we acquired a seven percent equity stake in PSA for $0.4 billion. The alliance is structured around two main pillars: the sharing of vehicle platforms, components and modules and the creation of a global purchasing joint venture for the sourcing of commodities, components and other goods and services. The implementation of the strategic alliance is subject to the execution of various definitive agreements which will outline the terms of the joint business activities.

Restructuring Activities

We have previously executed various restructuring and other initiatives, and we plan to execute additional initiatives in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing global automotive production and to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

improve the utilization of remaining facilities.

Our 2011 labor agreement with the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America included cash severance incentive programs which were completed at March 31, 2012 for skilled trade U.S. hourly employees. A total of 1,400 skilled trade U.S. hourly employees participated in these programs at a total cost of $0.1 billion and was recorded upon irrevocable acceptances by both parties. Substantially all of the program cost was recorded in the three months ended March 31, 2012.

Benefit Plan Changes

U.S. Salaried Benefit Changes

In January 2012 we amended the U.S. salaried pension plan to cease the accrual of additional benefits effective September 30, 2012. This amendment resulted in a curtailment which decreased the liability and decreased the net actuarial loss component of Accumulated other comprehensive income by $0.3 billion Active plan participants will receive additional contributions in the defined contribution plan starting in October 2012.

Venezuelan Exchange Regulations

Our Venezuelan subsidiaries utilize the U.S. Dollar as their functional currency because of the hyperinflationary status of the Venezuelan economy. The Venezuelan government has introduced foreign exchange control regulations which make it more difficult to convert Bolivar Fuerte (BsF) to U.S. Dollars. These regulations affect our Venezuelan subsidiaries' ability to pay non-BsF denominated obligations that do not qualify to be processed by the Venezuela currency exchange agency at the official exchange rates.

Refer to Note 2 to our condensed consolidated financial statements for additional details regarding amounts pending government approval for settlement and the net assets of our Venezuelan subsidiaries.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidating Results of Operations
(Dollars in Millions)

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
	Automotive	GM Financial	Eliminations	Consolidated	Automotive	GM Financial	Eliminations	Consolidated
Net sales and revenue
Automotive sales and revenue	$37,328	$—	$—	$37,328	$35,899	$—	$—	$35,899
GM Financial revenue	—	431	—	431	—	295	—	295
Total net sales and revenue	37,328	431	—	37,759	35,899	295	—	36,194
Costs and expenses
Automotive cost of sales	32,908	—	2	32,910	31,685	—	—	31,685
GM Financial operating expenses	—	98	—	98	—	76	—	76
GM Financial interest expense	—	63	—	63	—	41	—	41
GM Financial other expenses	—	89	(2)	87	—	48	—	48
Automotive selling, general and administrative expense	2,973	—	—	2,973	2,994	—	—	2,994
Other automotive expenses, net	15	—	—	15	6	—	—	6
Goodwill impairment charges	617	—	—	617	395	—	—	395
Total costs and expenses	36,513	250	—	36,763	35,080	165	—	35,245
Operating income	815	181	—	996	819	130	—	949
Automotive interest expense	110	—	—	110	149	—	—	149
Interest income and other non-operating income, net	275	—	—	275	604	—	—	604
Loss on extinguishment of debt	18	—	—	18	—	—	—	—
Income before income taxes and equity income	962	181	—	1,143	1,274	130	—	1,404
Income tax expense	142	74	—	216	66	71	—	137
Equity income, net of tax and gain on disposal of investments	423	—	—	423	2,144	—	—	2,144
Net income	1,243	107	—	1,350	3,352	59	—	3,411
Net income attributable to noncontrolling interests	(35)	—	—	(35)	(45)	—	—	(45)
Net income attributable to stockholders	$1,208	$107	$—	$1,315	$3,307	$59	$—	$3,366

Production and Retail Vehicle Sales Volume

Management believes that production volume and retail vehicle sales data provide meaningful information regarding our automotive operating results. Production volumes manufactured by our assembly facilities are generally aligned with current period net sales and revenue, as we generally recognize revenue upon the release of the vehicle to the carrier responsible for transporting it to a dealer, which is after the completion of production. Retail vehicle sales data, which represents estimated sales to the end customer, including fleets, does not correlate directly to the revenue we recognize during the period. However, retail vehicle sales data is indicative of the underlying demand for our vehicles and is the basis for our market share.

Information relating to our relative position in the global automotive industry is based upon the good faith estimates of management and includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Market share information is based on retail vehicle sales volume. Worldwide market share and vehicle sales data excludes the markets of Iran, North Korea, Sudan and Syria.

Production volume includes vehicles produced by certain joint ventures. The joint venture agreements with SGMW and FAW-GM allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture production in China. The following table summarizes total production volume (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended March 31,
	2012	2011
GMNA
Cars	321	284
Trucks	541	502
Total GMNA	862	786
GME	292	344
GMIO
Consolidated entities	275	257
Joint ventures
SGMW	386	319
SGM	305	291
FAW-GM	19	15
Other	82	84
Total GMIO	1,067	966
GMSA	203	231
Worldwide	2,424	2,327

Vehicle Sales
The following tables summarize total industry sales of new motor vehicles of domestic and foreign makes and the related competitive position (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Vehicle Sales(a)(b)(c) Three Months Ended March 31,
	2012			2011
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
GMNA
United States	3,540	608	17.2%	3,114	593	19.0%
Canada	371	50	13.5%	340	51	15.1%
Mexico	241	44	18.1%	218	38	17.6%
Other	71	2	2.2%	66	2	3.4%
Total GMNA	4,222	703	16.7%	3,738	684	18.3%
GME
United Kingdom	639	70	11.0%	641	81	12.6%
Germany	849	64	7.6%	840	69	8.2%
Italy	441	33	7.4%	573	44	7.6%
Russia	612	56	9.2%	532	44	8.2%
Uzbekistan	23	22	93.5%	25	23	94.1%
France	624	27	4.4%	771	37	4.9%
Spain	230	19	8.3%	241	21	8.9%
Other	1,416	106	7.5%	1,515	114	7.5%
Total GME	4,834	398	8.2%	5,137	434	8.4%
GMIO
China(d)	4,924	745	15.1%	5,035	686	13.6%
Australia	260	29	11.1%	248	30	11.9%
South Korea	361	32	8.9%	389	30	7.7%
Middle East Operations	300	31	10.4%	272	30	10.9%
India(d)	1,019	28	2.7%	909	29	3.1%
Egypt	43	11	26.1%	32	9	27.8%
Other	2,923	52	1.8%	2,309	40	1.7%
Total GMIO	9,829	928	9.4%	9,194	852	9.3%
GMSA
Brazil	818	137	16.7%	825	143	17.3%
Argentina	254	42	16.4%	233	36	15.4%
Colombia	81	24	29.4%	79	26	33.1%
Venezuela	33	13	38.8%	26	11	42.3%
Other	170	34	20.1%	159	32	20.4%
Total GMSA	1,357	249	18.4%	1,321	248	18.8%
Total Worldwide	20,242	2,278	11.3%	19,390	2,218	11.4%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Vehicle Sales(a)(b)(c) Three Months Ended March 31,
	2012			2011
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
United States
Cars	1,793	256	14.3%	1,497	232	15.5%
Trucks	914	208	22.8%	814	202	24.8%
Crossovers	833	144	17.3%	803	159	19.8%
Total United States	3,540	608	17.2%	3,114	593	19.0%
Canada, Mexico and Other	683	95	13.9%	624	92	14.7%
Total GMNA	4,222	703	16.7%	3,738	684	18.3%
__________

(a)
GMNA vehicle sales primarily represent sales to the end customer. GME, GMIO and GMSA vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale or forecast volumes, are used to estimate vehicle sales.

(b)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(c)	Vehicle sales data may include rounding differences.

(d)	Includes the following joint venture vehicle sales:

	Three Months Ended March 31,
	2012	2011
Joint venture sales in China
SGM	337	310
SGMW and FAW-GM	407	376
Joint venture sales in India
SAIC GM Investment Limited (HKJV)	28	29

Total Net Sales and Revenue
(Dollars in Millions)

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 Change
			Amount	%
GMNA	$24,176	$22,110	$2,066	9.3%
GME	5,513	6,870	(1,357)	(19.8)%
GMIO	6,060	5,208	852	16.4%
GMSA	3,939	3,896	43	1.1%
GM Financial	431	295	136	46.1%
Total operating segments	40,119	38,379	1,740	4.5%
Corporate and eliminations	(2,360)	(2,185)	(175)	(8.0)%
Total net sales and revenue	$37,759	$36,194	$1,565	4.3%

In the three months ended March 31, 2012 Total net sales and revenue increased by $1.6 billion (or 4.3%) due primarily to: (1) increased wholesale volumes of $1.2 billion; (2) favorable vehicle pricing effect of $0.7 billion; (3) favorable vehicle mix of $0.4 billion; (4) increased GM Financial finance income of $0.1 billion; partially offset by (5) net foreign currency translation and remeasurement losses of $0.5 billion due to the weakening of major currencies against the U.S. Dollar; and (6) decreased revenues from powertrain and parts sales of $0.3 billion due to decreased volumes.

Automotive Cost of Sales

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 Change
			Amount	%
Automotive cost of sales	$32,910	$31,685	$1,225	3.9%
Automotive gross margin	$4,418	$4,214	$204	4.8%

In the three months ended March 31, 2012 Automotive cost of sales increased by $1.2 billion (or 3.9%), in line with Total net sales and revenue, due primarily to: (1) increased costs of $0.9 billion related to increased wholesale volumes; (2) unfavorable vehicle mix of $0.5 billion; (3) increased material and freight costs of $0.2 billion; (4) increased employee costs of $0.2 billion due to decreased net pension and other postretirement benefits (OPEB) income and costs related to the cash severance incentive programs for skilled trade U.S. hourly employees; (5) increased policy and warranty expense of $0.2 billion; partially offset by (6) net foreign currency translation, remeasurement and transaction gains of $0.7 billion due to the weakening of major currencies against the U.S. Dollar; and (7) decreased costs of $0.1 billion related to powertrain and parts sales.

Automotive Selling, General and Administrative Expense

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 Change
			Amount	%
Automotive selling, general and administrative expense	$2,973	$2,994	$(21)	(0.7)%

In the three months ended March 31, 2012 Automotive selling, general and administrative expense increased by $0.1 billion, which was offset as we had a charge of $0.1 billion related to a significant customer's default in the three months ended March 31, 2011.

Goodwill Impairment Charges

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 Change
			Amount	%
Goodwill impairment charges	$617	$395	$222	56.2%

In the three months ended March 31, 2012 Goodwill impairment charges increased by $0.2 billion (or 56.2%) as we recorded charges of $0.6 billion, primarily in GME. Refer to Note 9 to our condensed consolidated financial statements for additional information related to our Goodwill impairment charges.

Interest Income and Other Non-Operating Income, net

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 Change
			Amount	%
Interest income and other non-operating income, net	$275	$604	$(329)	(54.5)%

In the three months ended March 31, 2012 Interest income and other non-operating income, net decreased by $0.3 billion (or 54.5%) due primarily to: (1) decreased other non-operating income of $0.3 billion related to the sale of Ally Financial preferred stock in the three months ended March 31, 2011 that did not recur in the three months ended March 31, 2012; (2) increased derivative losses of $0.1 billion related to fair value adjustments; partially offset by (3) increased net foreign currency translation, remeasurement and transaction gains on debt balances of $0.1 billion due to the weakening of major currencies against the U.S. Dollar; and (4) a bargain purchase gain of $50 million related to the acquisition of GMAC South America LLC whose only asset is GMAC de Venezuela CA (GMAC Venezuela) in March 2012.

Income Tax Expense

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 Change
			Amount	%
Income tax expense	$216	$137	$79	57.7%

In the three months ended March 31, 2012 Income tax expense increased by $0.1 billion (or 57.7%) due primarily to increased tax expense in profitable entities which are included in our effective tax rate calculation, including but not limited to increased tax expense in Australia resulting from the release of their valuation allowance in the three months ended December 31, 2011.

The recorded effective tax rate is lower than the applicable statutory tax rate in both periods due primarily to income earned in jurisdictions for which a full valuation allowance is recorded.

Equity Income, Net of Tax and Gain on Disposal of Investments

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 Change
			Amount	%
China JVs	$419	$448	$(29)	(6.5)%
New Delphi (including gain on disposition)	—	1,727	(1,727)	n.m.
Others	4	(31)	35	112.9%
Total equity income, net of tax and gain on disposal of investments	$423	$2,144	$(1,721)	(80.3)%
__________
n.m. = not meaningful

In the three months ended March 31, 2012 Equity income, net of tax and gain on disposal of investments decreased by $1.7 billion (or 80.3%) due primarily to a gain related to the sale of our New Delphi Class A Membership Interests and related equity income in the three months ended March 31, 2011 that did not recur in the three months ended March 31, 2012.

Reconciliation of Consolidated, Automotive and GM Financial Segment Results

Management believes earnings before interest and taxes (EBIT)-adjusted provides meaningful supplemental information regarding our automotive segments' operating results because it excludes interest income, interest expense and income taxes as well as certain additional amounts. Management does not consider these excluded items when assessing and measuring the operational and financial performance of the organization, its management teams and when making decisions to allocate resources, such as capital investment, among business units and for internal reporting and as part of its forecasting and budgeting processes. Such adjustments include impairment charges related to goodwill and certain investments, gains or losses on the settlement/extinguishment of obligations and gains or losses on the sale of non-core investments. Management believes this measure allows it to readily view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions. We believe EBIT-adjusted is useful in allowing for greater transparency of our core operations and is therefore used by management in its financial and operational decision-making.

While management believes that EBIT-adjusted provides useful information, it is not an operating measure under U.S. GAAP and there are limitations associated with its use. Our calculation of EBIT-adjusted may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result the use of EBIT-adjusted has limitations and should not be considered in isolation from, or as a substitute for, other measures such as Net income or Net income attributable to stockholders. Due to these limitations, EBIT-adjusted is used as a supplement to U.S. GAAP measures.

Management believes income before income taxes provides meaningful supplemental information regarding GM Financial's operating results. GM Financial uses a separate measure from our automotive operations because management believes interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment.

In 2012 we recorded a loss on extinguishment of debt within Corporate for segment reporting purposes, and it is excluded from EBIT-adjusted. Previously gains and losses on extinguishment of debt were recorded within the applicable automotive segments.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

This change is consistent with how management currently views the results of our operations.

The following tables summarize the reconciliation of our automotive segments EBIT-adjusted and GM Financial's income before income taxes to Net income attributable to stockholders and provide supplemental detail of the adjustments, which are presented net of noncontrolling interests (dollars in millions):

	Three Months Ended March 31,
	2012		2011
Automotive
EBIT-adjusted
GMNA(a)	$1,691	84.5%	$1,253	65.5%
GME(a)	(256)	(12.8)%	5	0.3%
GMIO(a)	529	26.5%	586	30.7%
GMSA(a)	83	4.1%	90	4.7%
Corporate and eliminations	(46)	(2.3)%	(22)	(1.2)%
Total automotive EBIT-adjusted	2,001	100.0%	1,912	100.0%
Adjustments	(612)		1,483
Corporate interest income	89		127
Automotive interest expense	110		149
Loss on extinguishment of debt	18		—
Automotive Financing
GM Financial income before income taxes	181		130
Consolidated Income Taxes
Income tax expense	216		137
Net income attributable to stockholders	$1,315		$3,366
__________

(a)
Our automotive operations interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our automotive operating segments between EBIT-adjusted and Net income attributable to stockholders.

	Three Months Ended March 31, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Total
Goodwill impairment charges	$—	$(590)	$(22)	$—	$—	$(612)

	Three Months Ended March 31, 2011
	GMNA	GME	GMIO	GMSA	Corporate	Total
Gain on sale of our Class A Membership Interests in Delphi Automotive LLP (New Delphi)	$1,645	$—	$—	$—	$—	$1,645
Goodwill impairment charges	—	(395)	—	—	—	(395)
Charges related to HKJV	—	—	(106)	—	—	(106)
Gain on sale of Ally Financial preferred stock	—	—	—	—	339	339
Total adjustments	$1,645	$(395)	$(106)	$—	$339	$1,483

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidating Financial Condition
(In millions, except share amounts)

	March 31, 2012				December 31, 2011
	Automotive	GM Financial	Eliminations	Consolidated	Automotive	GM Financial	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$16,769	$609	$—	$17,378	$15,499	$572	$—	$16,071
Marketable securities	14,686	—	—	14,686	16,148	—	—	16,148
Restricted cash and marketable securities	208	716	—	924	206	799	—	1,005
Accounts and notes receivable, net	12,471	39	(25)	12,485	9,949	52	(37)	9,964
GM Financial finance receivables, net	—	3,314	—	3,314	—	3,251	—	3,251
Inventories	15,844	—	—	15,844	14,324	—	—	14,324
Equipment on operating leases, net	2,600	—	—	2,600	2,464	—	—	2,464
Other current assets and deferred income taxes	1,955	41	(11)	1,985	1,657	46	(7)	1,696
Total current assets	64,533	4,719	(36)	69,216	60,247	4,720	(44)	64,923
Non-current Assets
Restricted cash and marketable securities	839	311	1	1,151	912	316	—	1,228
GM Financial finance receivables, net	—	6,162	—	6,162	—	5,911	—	5,911
Equity in net assets of nonconsolidated affiliates	6,793	—	—	6,793	6,790	—	—	6,790
Property, net	24,226	49	—	24,275	22,957	47	1	23,005
Goodwill	27,155	1,278	—	28,433	27,741	1,278	—	29,019
Intangible assets, net	9,686	1	—	9,687	10,013	1	—	10,014
GM Financial equipment on operating leases, net	—	1,100	(34)	1,066	—	809	(24)	785
Other assets and deferred income taxes	3,748	36	(373)	3,411	3,200	30	(302)	2,928
Total non-current assets	72,447	8,937	(406)	80,978	71,613	8,392	(325)	79,680
Total Assets	$136,980	$13,656	$(442)	$150,194	$131,860	$13,112	$(369)	$144,603
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$27,525	$76	$(25)	$27,576	$24,531	$58	$(38)	$24,551
Short-term debt and current portion of long-term debt
Automotive	1,557	—	—	1,557	1,682	—	—	1,682
GM Financial	—	3,793	—	3,793	—	4,118	—	4,118
Accrued liabilities	23,512	155	(16)	23,651	22,767	119	(11)	22,875
Total current liabilities	52,594	4,024	(41)	56,577	48,980	4,295	(49)	53,226
Non-current Liabilities
Long-term debt
Automotive	3,828	—	—	3,828	3,613	—	—	3,613
GM Financial	—	5,046	—	5,046	—	4,420	—	4,420
Postretirement benefits other than pensions	6,832	—	—	6,832	6,836	—	—	6,836
Pensions	25,017	—	—	25,017	25,075	—	—	25,075
Other liabilities and deferred income taxes	12,656	497	(399)	12,754	12,355	406	(319)	12,442
Total non-current liabilities	48,333	5,543	(399)	53,477	47,879	4,826	(319)	52,386
Total Liabilities	100,927	9,567	(440)	110,054	96,859	9,121	(368)	105,612
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at March 31, 2012 and December 31, 2011)	5,536	—	—	5,536	5,536	—	—	5,536
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at March 31, 2012 and December 31, 2011)	4,855	—	—	4,855	4,855	—	—	4,855
Common stock, $0.01 par value (5,000,000,000 shares authorized and 1,565,842,758 shares and 1,564,727,289 shares issued and outstanding at March 31, 2012 and December 31, 2011)	16	—	—	16	16	—	—	16
Capital surplus (principally additional paid-in capital)	26,334	—	—	26,334	26,391	—	—	26,391
Retained earnings	4,193	4,092	(2)	8,283	3,186	3,998	(1)	7,183
Accumulated other comprehensive loss	(5,765)	(3)	—	(5,768)	(5,854)	(7)	—	(5,861)
Total stockholders’ equity	35,169	4,089	(2)	39,256	34,130	3,991	(1)	38,120
Noncontrolling interests	884	—	—	884	871	—	—	871
Total Equity	36,053	4,089	(2)	40,140	35,001	3,991	(1)	38,991
Total Liabilities and Equity	$136,980	$13,656	$(442)	$150,194	$131,860	$13,112	$(369)	$144,603

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Current Assets

Marketable securities decreased by $1.5 billion (or 9.1%) due primarily to our reinvesting in shorter term cash equivalents as these marketable securities matured to rebalance our securities portfolio in the normal course of business.

Accounts and notes receivable, net increased by $2.5 billion (or 25.3%) due primarily to: (1) an increase of $1.6 billion related to higher vehicle sales at the end of March 2012 compared to December 2011 at GMNA; (2) net increase of $0.4 billion related to dividends declared by our China JVs in the three months ended March 31, 2012; and (3) increased net foreign currency translation of $0.2 billion due to the strengthening of major currencies against the U.S. Dollar.

Inventories increased by $1.5 billion (or 10.6%) due primarily to: (1) increased finished products and raw materials of $1.3 billion resulting primarily from increased production levels; and (2) increased net foreign currency translation of $0.3 billion due to the strengthening of major currencies against the U.S. Dollar.

Non-Current Assets

Goodwill decreased by $0.6 billion (or 2.0%) due to the impairment charges in GME and GMIO.

GM Financial equipment on operating leases, net increased by $0.3 billion (or 35.8%) due primarily to leased vehicles purchased in the U.S. and Canada of $0.3 billion and $0.1 billion in the three months ended March 31, 2012.

Current Liabilities

Accounts payable increased by $3.0 billion (or 12.3%) due primarily to: (1) higher payables of $2.5 billion for materials primarily related to increased production volumes; and (2) increased net foreign currency translation of $0.5 billion due to the strengthening of major currencies against the U.S. Dollar.

Non-Current Liabilities

GM Financial Long-term debt increased by $0.6 billion (or 14.2%) due primarily to the issuance of securitization notes payable of $1.8 billion partially offset by normal principal amortization of $1.2 billion.

GM North America
(Dollars in Millions)

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 Change
			Amount	%
Total net sales and revenue	$24,176	$22,110	$2,066	9.3%
EBIT-adjusted	$1,691	$1,253	$438	35.0%

GMNA Total Net Sales and Revenue

In the three months ended March 31, 2012 Total net sales and revenue increased by $2.1 billion (or 9.3%) due primarily to: (1) increased wholesale volumes of $2.2 billion representing 90,000 vehicles (or 11.3%) due to increased industry demand and successful recent vehicle launches such as the Buick Verano, Chevrolet Sonic and Chevrolet Cruze; and (2) favorable vehicle pricing of $0.4 billion; partially offset by (3) unfavorable vehicle mix of $0.3 billion.

GMNA EBIT-Adjusted

In the three months ended March 31, 2012 EBIT-adjusted increased by $0.4 billion (or 35.0%) due primarily to: (1) increased wholesale volumes of $0.6 billion due to increased industry demand and successful recent vehicle launches; and (2) favorable vehicle pricing of $0.4 billion; partially offset by (3) unfavorable vehicle mix of $0.3 billion; (4) decrease in U.S. pension income of $0.2 billion; and (5) a charge related to the cash severance incentive programs for skilled trade U.S. hourly employees of $0.1 billion.

GM Europe

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(Dollars in Millions)

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 Change
			Amount	%
Total net sales and revenue	$5,513	$6,870	$(1,357)	(19.8)%
EBIT (loss)-adjusted	$(256)	$5	$(261)	n.m.
__________
n.m. = not meaningful

GME Total Net Sales and Revenue

In the three months ended March 31, 2012 Total net sales and revenue decreased by $1.4 billion (or 19.8%) due primarily to: (1) decreased wholesale volumes of $1.0 billion representing 70,500 vehicles (or 21.1%); (2) unfavorable foreign currency translation effect of $0.3 billion, due to the strengthening of the U.S. Dollar against the Euro, British Pound and Turkish Lira; (3) decreased powertrain engine and transmission sales of $0.2 billion, associated with lower demand from allied and outside customers; (4) decreased parts and accessories revenues of $0.1 billion; and (5) a decrease of $0.1 billion due to the deconsolidation of VM Motori in June 2011; partially offset by (6) favorable vehicle mix of $0.2 billion due to the new generation Opel Zafira and new generation Opel Astra GTC and increased sales of other higher priced vehicles.

GME EBIT (Loss)-Adjusted

In the three months ended March 31, 2012 EBIT (loss)-adjusted was $0.3 billion compared to EBIT-adjusted of $5 million in the three months ended March 31, 2011 due primarily to: (1) decreased volumes of $0.2 billion; (2) decreased powertrain engine and transmission sales of $0.1 billion, associated with lower demand from allied and outside customers; and (3) a decrease of $0.1 billion resulting from the net effect of changes in an embedded foreign currency exchange derivative asset associated with a long-term supply agreement entered into in 2010; partially offset by (4) lower manufacturing expenses of $0.1 billion.

GM International Operations
(Dollars in Millions)

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 Change
			Amount	%
Total net sales and revenue	$6,060	$5,208	$852	16.4%
EBIT-adjusted	$529	$586	$(57)	(9.7)%

GMIO Total Net Sales and Revenue

In the three months ended March 31, 2012 Total net sales and revenue increased by $0.9 billion (or 16.4%) due primarily to: (1) increased wholesale volumes of $0.4 billion representing 28,000 vehicles due primarily to strong industry growth across the region; (2) favorable vehicle mix of $0.3 billion due to the sales of higher priced Chevrolet Captiva, Chevrolet Orlando and Chevrolet Malibu; and (3) favorable vehicle pricing effect of $0.2 billion due to higher pricing on new models launched and lower sales incentives.

The vehicle sales related to our China and India joint ventures is not reflected in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, net of tax.

GMIO EBIT-Adjusted

In the three months ended March 31, 2012 EBIT-adjusted decreased by $0.1 billion (or 9.7%), primarily due to: (1) increased costs of $0.4 billion due primarily to increased material, manufacturing and warranty costs; partially offset by (2) favorable price effect of $0.2 billion due to higher pricing on new models launched and lower sales incentives; and (3) favorable net wholesale volumes of $0.1 billion.

GM South America

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(Dollars in Millions)

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 Change
			Amount	%
Total net sales and revenue	$3,939	$3,896	$43	1.1%
EBIT-adjusted	$83	$90	$(7)	(7.8)%

GMSA Total Net Sales and Revenue

In the three months ended March 31, 2012 Total net sales and revenue remained flat, due primarily to: (1) favorable vehicle mix of $0.2 billion due to increased sales of the Chevrolet Cruze and Chevrolet S10; and (2) favorable vehicle pricing effect of $0.1 billion, primarily in Venezuela due to the hyperinflationary economy, offset by (3) decreased wholesale volumes of $0.2 billion representing 19,000 vehicles (or 7.4%) due to deteriorated market share driven by increased competition and aggressive pricing in the market; and (4) unfavorable net foreign currency translation effect of $0.1 billion, due to the strengthening of the U.S. dollar against major currencies such as the Brazilian Real and Argentinian Peso.

GMSA EBIT-Adjusted

In the three months ended March 31, 2012 EBIT-adjusted remained flat, due primarily to: (1) favorable vehicle pricing effect of $0.1 billion, primarily in Venezuela due to the hyperinflationary economy; (2) favorable net vehicle mix of $0.1 billion due to increased sales of the Chevrolet Cruze and Chevrolet S10; and (3) a bargain purchase gain of $50 million on the purchase of GMAC Venezuela; offset by (4) increased material, freight and manufacturing costs of $0.2 billion.

GM Financial
(Dollars in Millions)

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 Change
			Amount	%
GM Financial revenue	$431	$295	$136	46.1%
Income before income taxes	$181	$130	$51	39.2%

GM Financial Revenue

In the three months ended March 31, 2012 GM Financial revenue increased by $136 million (or 46.1%) due primarily to: (1) increased finance charge income of $90 million due to a larger loan portfolio balance; and (2) increased lease income of $41 million due to a larger lease portfolio.

GM Financial Income Before Income Taxes

In the three months ended March 31, 2012 income before income taxes increased by $51 million (or 39.2%) due primarily to: (1) increased finance charge income of $90 million due to a larger loan portfolio; and (2) increased lease income of $41 million due to a larger lease portfolio; partially offset by (3) increased leased vehicle expenses of $32 million due to a larger lease portfolio; (4) increased operating expenses of $22 million due to company growth; and (5) increased interest expense of $22 million due to an increase in average debt outstanding and an increase in the effective interest rate.

Average debt outstanding in the three months ended March 31, 2012 and 2011 was $8.6 billion and $7.1 billion and the effective rate of interest paid was 3.0% and 2.3%.

Corporate
(Dollars in Millions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 Change
			Amount	%
Net income (loss) attributable to stockholders	$(200)	$231	$(431)	(186.6)%

Corporate Net Income (Loss) Attributable to Stockholders

In the three months ended March 31, 2012 Net loss attributable to stockholders was $0.2 billion compared to Net income attributable to stockholders of $0.2 billion in the three months ended March 31, 2011 due primarily to: (1) a gain of $0.3 billion recorded on the sale of our Ally Financial preferred stock in March 2011 that did not recur in the three months ended March 31, 2012, and (2) an increase in income tax expense of $0.1 billion.

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

Based upon our current outlook, we expect GMNA's results for the second and third quarters of 2012 to be affected by the scheduled downtime at factories which produce our full-size trucks.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2011 Form 10-K, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Recent Management Initiatives

We continue to monitor and evaluate opportunities to optimize our liquidity position and capital structure in order to strengthen our balance sheet. Maintaining minimal financial leverage remains a key strategic initiative. We continue to evaluate potential repayments of long-term obligations prior to maturity. Any such repayments may negatively affect our liquidity in the short-term.

From time to time we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would generate significant advantages and substantially strengthen our business. This may include additional loans or investments with our joint venture partners and may negatively impact our liquidity in the short-term. As previously mentioned, in February 2012 we entered into an agreement with PSA to create an alliance to leverage the strengths and capabilities of our two companies. Pursuant to the agreement we acquired a seven percent equity stake in PSA for $0.4 billion. Further implementation of the strategic alliance is subject to the execution of various definitive agreements which will outline the terms of the joint business activities.

We continue to pursue various options to fund and derisk our pension plans, including continued changes to the pension asset portfolio mix to reduce funded status volatility and ceasing accrual of additional benefits in the U. S. salaried pension plan effective September 30, 2012. We are currently exploring other options that could result in a settlement of some of our pension liabilities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidating Statements of Cash Flows
(In millions)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Automotive	GM Financial	Consolidated	Automotive	GM Financial	Consolidated
Net cash provided by (used in) operating activities	$2,272	$227	$2,499	$(596)	$219	$(377)
Cash flows from investing activities
Expenditures for property	(1,990)	(4)	(1,994)	(1,322)	—	(1,322)
Available-for-sale marketable securities, acquisitions	(2,368)	—	(2,368)	(7,287)	—	(7,287)
Trading marketable securities, acquisitions	(2,198)	—	(2,198)	(157)	—	(157)
Available-for-sale marketable securities, liquidations	4,027	—	4,027	4,262	—	4,262
Trading marketable securities, liquidations	1,694	—	1,694	159	—	159
Acquisition of companies, net of cash acquired	56	—	56	(1)	—	(1)
Operating leases, liquidations	1	7	8	3	13	16
Proceeds from sale of business units/investments, net	—	—	—	4,805	—	4,805
Increase in restricted cash and marketable securities	(75)	(101)	(176)	(85)	(104)	(189)
Decrease in restricted cash and marketable securities	152	163	315	222	21	243
Purchases of finance receivables	—	(1,369)	(1,369)	—	(1,135)	(1,135)
Principal collections and recoveries on finance receivables	—	1,016	1,016	—	954	954
Net purchases of leased vehicles	—	(304)	(304)	—	(320)	(320)
Other investing activities	(25)	26	1	39	(28)	11
Net cash provided by (used in) investing activities	(726)	(566)	(1,292)	638	(599)	39
Cash flows from financing activities
Net increase (decrease) in short-term debt	(146)	—	(146)	119	—	119
Proceeds from issuance of debt (original maturities greater than three months)	140	2,254	2,394	144	1,997	2,141
Payments on debt (original maturities greater than three months)	(110)	(1,947)	(2,057)	(253)	(1,461)	(1,714)
Payments to acquire noncontrolling interest	—	—	—	(100)	—	(100)
Dividends paid	(217)	—	(217)	(221)	—	(221)
Proceeds from issuance of stock	3	—	3	—	—	—
Other financing activities	—	(5)	(5)	—	(18)	(18)
Net cash provided by (used in) financing activities	(330)	302	(28)	(311)	518	207
Effect of exchange rate changes on cash and cash equivalents	127	1	128	183	—	183
Net transactions with Automotive/GM Financial	(73)	73	—	—	—	—
Net increase (decrease) in cash and cash equivalents	1,270	37	1,307	(86)	138	52
Cash and cash equivalents at beginning of period	15,499	572	16,071	21,061	195	21,256
Cash and cash equivalents at end of period	$16,769	$609	$17,378	$20,975	$333	$21,308

Automotive

Available Liquidity

Available liquidity includes cash, cash equivalents and current marketable securities balances. At March 31, 2012 our available liquidity was $31.5 billion, excluding funds available under credit facilities of $5.9 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Our cash equivalents and marketable securities balances include investments in U.S. government and agency obligations, foreign government securities, time deposits and certificates of deposits and corporate debt securities, and are primarily denominated in U.S. Dollars. Our investment guidelines, which we may change from time to time, prescribe certain minimum credit rating thresholds and limit our exposures to any particular sector, asset class, issuance or security type. Substantially all of our current investments in debt securities are with A/A2 or better rated issuers. We maintain cash balances and investments in certain foreign currencies, such as the Canadian Dollar (CAD), to fund future payments on foreign currency denominated obligations thereby reducing a portion of the related foreign currency exposure. We actively monitor and manage our liquidity exposure to Europe which is related primarily to short-term bank deposits and short-term debt securities of high-quality European issuers. A portion of our total liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue

GENERAL MOTORS COMPANY AND SUBSIDIARIES

to use other methods including intercompany loans to utilize these funds across our global operations as needed. The following table summarizes our liquidity (dollars in millions):

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$16,769	$15,499
Marketable securities	14,686	16,148
Available liquidity	31,455	31,647
Available under credit facilities	5,885	5,867
Total available liquidity	$37,340	$37,514

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

	Total Credit Facilities		Amounts Available Under Credit Facilities
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Committed	$5,336	$5,338	$5,306	$5,308
Uncommitted	632	629	579	559
Total	$5,968	$5,967	$5,885	$5,867

	Total Credit Facilities		Amounts Available Under Credit Facilities
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Secured revolving credit facility	$5,000	$5,000	$5,000	$5,000
Other(a)	968	967	885	867
Total	$5,968	$5,967	$5,885	$5,867
__________

(a)	Consists of credit facilities available at our foreign subsidiaries that are not individually significant.

Our largest credit facility is our five year, $5.0 billion secured revolving credit facility which includes a letter of credit sub-facility of up to $500 million. Additionally, we can use collateral under the revolving credit facility to support other obligations of up to $2.0 billion. We continue to evaluate potential uses for this collateral which may strengthen our overall liquidity position without impacting our financial leverage. We entered into the secured revolving credit facility agreement in October 2010. While we do not believe that we will draw on the secured revolving credit facility to fund operating activities, the facility provides additional liquidity and financing flexibility. Availability under the secured revolving credit facility is subject to borrowing base restrictions. Our obligations under the secured revolving credit facility are guaranteed by certain of our domestic subsidiaries and secured by a substantial portion of our domestic assets excluding cash, cash equivalents, marketable securities and GM Financial. If we receive an investment grade corporate rating from two or more of the credit rating agencies: Fitch Ratings, Moody's Investor Service and Standard & Poor's, we may no longer have to post collateral under the terms of the facility.

Uncommitted credit facilities include lines of credit which are available to us but under which the lenders have no legal obligation to provide funding upon our request. We and our subsidiaries use credit facilities to fund working capital needs, product programs, facilities development and other general corporate purposes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Cash Flow

Operating Activities

In the three months ended March 31, 2012 net cash provided by operating activities was $2.3 billion compared to net cash used in operating activities of $0.6 billion in the three months ended March 31, 2011 due primarily to: (1) favorable changes in working capital of $2.2 billion including the termination of advance wholesale agreements in GMNA which adversely impacted working capital in 2011; and (2) other items of $0.7 billion which primarily included increased non-cash goodwill impairment charges of $0.2 billion and other collectively insignificant items. Net income decreased by $2.1 billion due primarily to one-time gains on the sale of our investments in New Delphi and Ally Financial preferred stock of $1.9 billion in 2011.

Investing Activities

In the three months ended March 31, 2012 net cash used by investing activities was $0.7 billion compared to net cash provided by investing activities of $0.6 billion in the three months ended March 31, 2011 due primarily to: (1) proceeds received from the sale of our investments in New Delphi and Ally Financial preferred stock of $4.8 billion in 2011; and (2) increased capital expenditures of $0.7 billion as we continue to reinvest in our business; partially offset by (3) proceeds in excess of new investments in marketable securities of $4.2 billion.

Financing Activities

In the three months ended March 31, 2012 cash flows from financing activities remained flat due primarily to: (1) additional payments on debt obligations of $0.1 billion in 2012 were offset by (2) a payment to acquire an additional interest in GM Korea Company (GM Korea) of $0.1 billion in 2011.

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

	Three Months Ended March 31,
	2012	2011
Operating cash flow	$2,272	$(596)
Less: capital expenditures	(1,990)	(1,322)
Free cash flow	$282	$(1,918)

Automotive Financing - GM Financial

Liquidity Overview

GM Financial's primary sources of cash are finance charge income, servicing fees, net distributions from securitization trusts, borrowings under credit facilities, transfers of finance receivables to trusts in securitization transactions, collections and recoveries on finance receivables and net proceeds from senior notes transactions. GM Financial's primary uses of cash are purchases of finance receivables and leased assets, repayment of credit facilities, securitization of notes payable and other indebtedness, funding credit enhancement requirements for securitization transactions and credit facilities and operating expenses.

GM Financial used cash of $1.4 billion and $1.1 billion for the purchase of finance receivables in the three months ended March 31, 2012 and 2011, and $0.3 billion for the purchase of leased vehicles in the three months ended March 31, 2012 and 2011. These

GENERAL MOTORS COMPANY AND SUBSIDIARIES

purchases were funded initially utilizing cash and borrowings under credit facilities and subsequently funded in securitization transactions. GM Financial received cash of $1.0 billion from collections and recoveries on receivables in the three months ended March 31, 2012 and 2011.

Available Liquidity

The following table summarizes GM Financial's available liquidity (dollars in millions):

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$609	$572
Borrowing capacity on unpledged eligible receivables	588	387
Borrowing capacity on unpledged eligible leased assets	434	294
Available liquidity	$1,631	$1,253

Credit Facilities

In the normal course of business, in addition to using available cash, GM Financial pledges receivables to and borrows under credit facilities to fund operations and repays these borrowings as appropriate under GM Financial's cash management strategy.

The following table summarizes those credit facilities (dollars in millions):

	March 31, 2012		December 31, 2011
	Facility Amount	Advances Outstanding	Facility Amount	Advances Outstanding
Syndicated warehouse facility	$2,000	$277	$2,000	$621
U.S. lease warehouse facility(a)	$600	—	$600	—
Canada lease warehouse facility(b)	$600	248	$589	181
Medium-term note facility(c)		254		294
Bank funding facility		—		3
Total		$779		$1,099
__________

(a)
In January 2012 GM Financial extended the maturity date of the lease warehouse facility for lease originations in the U.S. to January 2013. Borrowings on the facility are collateralized by leased assets.

(b)
Borrowings on this facility are collateralized by leased assets. The facility amount represents CAD $600 million at March 31, 2012 and December 31, 2011, and the advances outstanding amount represents CAD $248 million and CAD $185 million at March 31, 2012 and December 31, 2011.

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

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers' commitments, certain product-related claims and commercial loans made by Ally Financial and outstanding with certain third parties excluding vehicle repurchase obligations, residual support and risk sharing related to Ally Financial. The maximum potential obligation under these commitments was $1.1 billion at March 31, 2012 and December 31, 2011.

Our current agreement with Ally Financial requires the repurchase of Ally Financial financed inventory invoiced to dealers with

GENERAL MOTORS COMPANY AND SUBSIDIARIES

limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer's sales and service agreement. The repurchase obligation ended in August 2011 for vehicles invoiced through August 2010, ends in August 2012 for vehicles invoiced through August 2011 and ends in August 2013 for vehicles invoiced through August 2012.

The maximum potential amount of future payments required to be made to Ally Financial under this guarantee would be based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock and is estimated to be $22.9 billion and $19.8 billion at March 31, 2012 and December 31, 2011. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer or at auction. The fair value of the guarantee was $16 million and $17 million at March 31, 2012 and December 31, 2011 which considers the likelihood of dealers terminating and estimating the loss exposure for the ultimate disposition of vehicles.

Refer to Notes 17 and 22 to our condensed consolidated financial statements for additional information on guarantees we have provided.

Fair Value Measurements

Refer to Note 16 to our condensed consolidated financial statements for information regarding derivative fair value measurements.

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

The following table summarizes dividends paid on our Series A and B Preferred Stock (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Series A Preferred Stock	$155	$155
Series B Preferred Stock(a)	60	65
Total Preferred Stock dividends paid	$215	$220
__________

(a)	Cumulative unpaid dividends on our Series B Preferred Stock were $20 million at March 31, 2012 and 2011.

Employees

At March 31, 2012 we employed 209,000 employees of whom 141,000 (68%) were hourly employees and 68,000 (32%) were salaried employees. The following table summarizes worldwide employment (in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	March 31, 2012	December 31, 2011
GMNA	100	98
GME	39	39
GMIO	35	34
GMSA	32	33
GM Financial	3	3
Total Worldwide	209	207

U.S. - Salaried	29	29
U.S. - Hourly	50	48

Critical Accounting Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2011 Form 10-K, with updates to our critical accounting estimates related to events occurring subsequent to the filing of our 2011 Form 10-K discussed below.

Impairment of Goodwill

We adopted the provisions of Accounting Standards Update 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," on January 1, 2011 and performed Step 2 of the goodwill impairment testing for our GME reporting unit which had a negative carrying amount resulting in the recognition of a cumulative-effect adjustment to Retained earnings of $1.5 billion. In addition, in the three months ended March 31, 2012 and 2011 we performed an event-driven goodwill impairment test at our GME reporting unit which resulted in Goodwill impairment charges of $590 million and $395 million. In the three months ended March 31, 2012 we also performed an event-driven goodwill impairment test at our GM Korea reporting unit which resulted in Goodwill impairment charge of $27 million. Refer to Note 9 to our condensed consolidated financial statements for additional information on these Goodwill impairment charges, including assumptions utilized in determining the fair values of GME and GM Korea and the amounts of these reporting units' implied goodwill.

The key assumptions utilized in determining the fair value-to-U.S. GAAP differences giving rise to the implied goodwill for GME and GM Korea are the determination of our nonperformance risk, interest rates, estimates of our employee benefit related obligations and/or the estimated timing of the utilization of our deferred tax assets, including our determination whether it is more likely than not that the deferred tax assets will be utilized. Of these factors, the amount of implied goodwill determined for GME is most sensitive to changes in our nonperformance risk, interest rates and estimates of our employee benefit related obligations. The amount of implied goodwill determined for GM Korea is most sensitive to our determination of whether it is more likely than not that its deferred tax assets will or will not be utilized.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

•	Our continued ability to develop captive financing capability, including through GM Financial;

•	Overall strength and stability of general economic conditions and of the automotive industry, both in the U.S. and in global markets;

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

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since December 31, 2011. Refer to Item 7A in our 2011 Form 10-K.

*  *  *  *  *  *  *

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chairman and CEO and Senior Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2012. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Controls

There have not been any changes in internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The discussion in the following paragraphs is limited to an update of developments that have occurred in various material pending legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business. These proceedings are fully described in our 2011 Form 10-K. We and the other defendants affiliated with us intend to defend all of the following actions vigorously.

Canadian Dealer Class Action

General Motors of Canada Limited (GMCL) is defending a class action asserted on behalf of over 200 Canadian General Motors dealers (the Plaintiff Dealers) which entered into wind-down agreements with GMCL in May 2009 asserting various claims related to those agreements. On March 1, 2011 the Ontario Superior Court of Justice approved certification of a class for the purpose of deciding a number of specifically defined issues, including: (1) whether GMCL breached its obligation of “good faith” in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). On March 26, 2012 the Ontario Superior Court of Justice dismissed GMCL's appeal of the class certification order. Accordingly the case will proceed as a class action.

OnStar Analog Equipment Litigation

Our wholly-owned subsidiary OnStar Corporation (OnStar) is a party to more than 20 putative class actions filed in various states, including Michigan, Ohio, New Jersey, Pennsylvania and California which have been consolidated for pretrial purposes in a multi-district proceeding under the caption In re OnStar Contract Litigation in the U.S. District Court for the Eastern District of Michigan. The litigation arises out of the discontinuation by OnStar of services to vehicles equipped with analog hardware. On December 19, 2011 the court denied plaintiffs' motion for class certification. On March 16, 2012 the United States Court of Appeals for the Sixth Circuit denied plaintiffs' petition to appeal. Absent future adverse developments, we will discontinue reporting on this matter.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2011 Form 10-K.
*  *  *  *  *  *  *

Item 6. Exhibits

Exhibit Number	Exhibit Name
10.1	General Motors Executive Retirement Plan With Modifications effective as of October 1, 2012	Filed Herewith
10.2	General Motors Company Salary Stock Plan, as amended March 30, 2012	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS*	XBRL Instance Document	Furnished with this Report
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report

*	Submitted electronically with this Report.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ NICK S. CYPRUS
Nick S. Cyprus, Vice President, Controller and Chief Accounting Officer
Date:	May 3, 2012