Form 10-Q
period 2012-06-30
General Motors Co
filed 2012-08-03
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 27, 2012 the number of shares outstanding of common stock was 1,565,954,484 shares.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales and revenue
Automotive sales and revenue	$37,127	$39,043	$74,455	$74,942
GM Financial revenue	487	330	918	625
Total net sales and revenue	37,614	39,373	75,373	75,567
Costs and expenses
Automotive cost of sales	32,678	33,793	65,588	65,478
GM Financial operating and other expenses	268	186	516	351
Automotive selling, general and administrative expense	2,842	2,924	5,815	5,918
Other automotive expenses, net	5	19	20	25
Goodwill impairment charges	—	—	617	395
Total costs and expenses	35,793	36,922	72,556	72,167
Operating income	1,821	2,451	2,817	3,400
Automotive interest expense	118	155	228	304
Interest income and other non-operating income, net	139	308	414	912
Loss on extinguishment of debt	—	10	18	10
Income before income taxes and equity income	1,842	2,594	2,985	3,998
Income tax expense (benefit)	241	(61)	457	76
Equity income, net of tax and gain on disposal of investments	300	382	723	2,526
Net income	1,901	3,037	3,251	6,448
Net income attributable to noncontrolling interests	(55)	(45)	(90)	(90)
Net income attributable to stockholders	$1,846	$2,992	$3,161	$6,358
Net income attributable to common stockholders	$1,487	$2,524	$2,491	$5,387

Earnings per share
Basic
Basic earnings per common share	$0.95	$1.68	$1.59	$3.58
Weighted-average common shares outstanding	1,569	1,505	1,571	1,505
Diluted
Diluted earnings per common share	$0.90	$1.54	$1.49	$3.27
Weighted-average common shares outstanding	1,671	1,654	1,681	1,661

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$1,901	$3,037	$3,251	$6,448
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(115)	79	(52)	116
Cash flow hedging gains (losses), net	(2)	—	(2)	23
Unrealized gain (loss) on securities	(136)	5	(140)	5
Defined benefit plans, net	15	(3)	58	198
Other comprehensive income (loss), net of tax	(238)	81	(136)	342
Comprehensive income	1,663	3,118	3,115	6,790
Less: comprehensive income attributable to noncontrolling interests	(44)	(49)	(88)	(105)
Comprehensive income attributable to stockholders	$1,619	$3,069	$3,027	$6,685

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$22,184	$16,071
Marketable securities	11,381	16,148
Restricted cash and marketable securities	734	1,005
Accounts and notes receivable (net of allowance of $324 and $331)	11,117	9,964
GM Financial finance receivables, net (including gross consumer finance receivables transferred to SPEs of $3,359 and $3,295)	3,478	3,251
Inventories	15,433	14,324
Equipment on operating leases, net	3,819	2,464
Other current assets and deferred income taxes	2,087	1,696
Total current assets	70,233	64,923
Non-current Assets
Restricted cash and marketable securities	1,046	1,228
GM Financial finance receivables, net (including gross consumer finance receivables transferred to SPEs of $6,427 and $5,773)	6,552	5,911
Equity in net assets of nonconsolidated affiliates	7,058	6,790
Property, net	25,026	23,005
Goodwill	28,405	29,019
Intangible assets, net	9,192	10,014
GM Financial equipment on operating leases, net (including assets transferred to SPEs of $478 and $274)	1,324	785
Other assets and deferred income taxes	3,151	2,928
Total non-current assets	81,754	79,680
Total Assets	$151,987	$144,603
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$26,425	$24,551
Short-term debt and current portion of long-term debt
Automotive (including certain debt at GM Korea of $116 and $171; Note 11)	1,360	1,682
GM Financial	3,732	4,118
Accrued liabilities (including derivative liabilities at GM Korea of $31 and $44; Note 11)	25,134	22,875
Total current liabilities	56,651	53,226
Non-current Liabilities
Long-term debt
Automotive	3,783	3,613
GM Financial	5,918	4,420
Postretirement benefits other than pensions	6,732	6,836
Pensions	24,558	25,075
Other liabilities and deferred income taxes	12,735	12,442
Total non-current liabilities	53,726	52,386
Total Liabilities	110,377	105,612
Commitments and contingencies (Note 17)
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at June 30, 2012 and December 31, 2011)	5,536	5,536
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at June 30, 2012 and December 31, 2011)	4,855	4,855
Common stock, $0.01 par value (5,000,000,000 shares authorized and 1,565,941,048 shares and 1,564,727,289 shares issued and outstanding at June 30, 2012 and December 31, 2011)	16	16
Capital surplus (principally additional paid-in capital)	26,399	26,391
Retained earnings	9,889	7,183
Accumulated other comprehensive loss	(5,995)	(5,861)
Total stockholders’ equity	40,700	38,120
Noncontrolling interests	910	871
Total Equity	41,610	38,991
Total Liabilities and Equity	$151,987	$144,603

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
			Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$5,536	$4,855	$15	$24,257	$266	$1,251	$979	$37,159
Effect of adoption of amendments in ASU 2010-28 regarding goodwill impairment (Note 9)	—	—	—	—	(1,466)	—	—	(1,466)
Net income	—	—	—	—	6,358	—	90	6,448
Other comprehensive income	—	—	—	—	—	327	15	342
Purchase of noncontrolling interest shares	—	—	—	41	—	(7)	(134)	(100)
Exercise of common stock warrants	—	—	—	7	—	—	—	7
Stock based compensation	—	—	—	107	—	—	—	107
Cash dividends paid on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(429)	—	—	(429)
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(31)	(31)
Deconsolidation of noncontrolling interest shares	—	—	—	—	—	—	(9)	(9)
Other	—	—	—	—	—	—	4	4
Balance June 30, 2011	$5,536	$4,855	$15	$24,412	$4,729	$1,571	$914	$42,032

Balance December 31, 2011	$5,536	$4,855	$16	$26,391	$7,183	$(5,861)	$871	$38,991
Net income	—	—	—	—	3,161	—	90	3,251
Other comprehensive loss	—	—	—	—	—	(134)	(2)	(136)
Exercise of common stock warrants	—	—	—	3	—	—	—	3
Stock based compensation	—	—	—	5	—	—	—	5
Cumulative dividends and cash dividends paid on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(455)	—	—	(455)
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(37)	(37)
Other	—	—	—	—	—	—	(12)	(12)
Balance June 30, 2012	$5,536	$4,855	$16	$26,399	$9,889	$(5,995)	$910	$41,610

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Net cash provided by operating activities	$6,441	$4,687
Cash flows from investing activities
Expenditures for property	(4,059)	(2,498)
Available-for-sale marketable securities, acquisitions	(2,928)	(12,993)
Trading marketable securities, acquisitions	(3,997)	(258)
Available-for-sale marketable securities, liquidations	7,592	6,288
Trading marketable securities, liquidations	3,625	269
Acquisition of companies, net of cash acquired	54	(8)
Operating leases, liquidations	20	27
Proceeds from sale of business units/investments, net	3	4,778
Increase in restricted cash and marketable securities	(275)	(311)
Decrease in restricted cash and marketable securities	724	488
Purchases of consumer finance receivables	(2,874)	(2,444)
Principal collections and recoveries on consumer finance receivables	2,040	1,880
Net purchases of leased vehicles	(610)	(410)
Other investing activities	(140)	5
Net cash used in investing activities	(825)	(5,187)
Cash flows from financing activities
Net increase (decrease) in short-term debt	(156)	216
Proceeds from issuance of debt (original maturities greater than three months)	5,278	5,145
Payments on debt (original maturities greater than three months)	(4,077)	(4,849)
Payments to acquire noncontrolling interest	—	(100)
Dividends paid	(459)	(435)
Proceeds from issuance of stock	3	—
Other financing activities	(23)	(57)
Net cash provided by (used in) financing activities	566	(80)
Effect of exchange rate changes on cash and cash equivalents	(69)	321
Net increase (decrease) in cash and cash equivalents	6,113	(259)
Cash and cash equivalents at beginning of period	16,071	21,256
Cash and cash equivalents at end of period	$22,184	$20,997

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

Change in Presentation of Financial Statements

In 2012 we changed the presentation of our condensed consolidated balance sheet, condensed consolidated statements of cash flows and certain notes to the condensed consolidated financial statements to classify the assets and liabilities of GM Financial as current or non-current and to combine line items which were either of a related nature or not individually material. We have made corresponding reclassifications to the comparable information for all periods presented.

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

The aggregate net assets of our Venezuelan subsidiaries at June 30, 2012 and December 31, 2011 were $636 million and $438 million. At June 30, 2012 and December 31, 2011 other consolidated entities have receivables from our Venezuelan subsidiaries of $540 million and $380 million. The total amounts pending government approval for settlement at June 30, 2012 and December 31, 2011 were BsF 3.2 billion (equivalent to $751 million) and BsF 2.3 billion (equivalent to $535 million), for which some requests have been pending from 2007.

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

	Six Months Ended
	June 30, 2012	June 30, 2011
Non-cash property additions	$3,737	$2,989

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

We determined the excess of net assets acquired over consideration paid was attributable to the measurement differences between the BsF denominated assets and liabilities valued using the official foreign exchange rate, as required by U.S. GAAP, and the enterprise value which has been discounted to reflect the uncertainty surrounding our ability to convert the BsF to U.S. Dollars and the risks of operating in a politically unstable country. The measurement differences do not qualify to be recorded in the application of the acquisition method of accounting, and we recorded the excess of net assets acquired over the consideration paid as a bargain purchase gain. The bargain purchase gain was recorded in Interest income and other non-operating income, net. We

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

did not provide pro forma financial information because we do not believe the information is material.

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

Note 4. Marketable Securities

We measure the fair value of our marketable securities using a market approach where identical or comparable prices are available and an income approach in other cases. We obtain the majority of the prices used in this valuation from a pricing service. Our pricing service utilizes industry-standard pricing models that consider various inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities as well as other relevant economic measures. We conduct an annual review of valuations provided by our pricing service, which includes discussion and analysis of the inputs used by the pricing service to provide prices for the types of securities we hold. These inputs include prices for comparable securities, bid/ask quotes, interest rate yields and prepayment spreads. Based on our review we believe the prices received from our pricing service are a reliable representation of exit prices.

At June 30, 2012 the carrying amount of our investment in Peugeot S.A. (PSA) exceeded its fair value. The share prices for comparable European automotive companies are currently experiencing significant volatility stemming, in part, from the eurozone debt crisis and its effect on automotive sales within the eurozone, as well as the uncertainty around future sales. We assessed whether the decline in value represented an other-than-temporary impairment and concluded that the impairment is temporary. We believe that the recent economic uncertainty is weighing heavily on the valuation of PSA. Should market conditions not recover in the near-term, we may conclude the impairment is other-than-temporary, resulting in an impairment charge. We currently have the ability and intent to hold the investment until its fair value recovers.

The following tables summarize information regarding marketable securities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	June 30, 2012
		Unrealized		Fair Value	Fair Value Measurements on a Recurring Basis
	Cost	Gains	Losses		Level 1	Level 2	Level 3
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	$8,042	$—	$—	$8,042	$—	$8,042	$—
Sovereign debt	441	—	—	441	—	441	—
Certificates of deposit	350	—	—	350	—	350	—
Money market funds	1,309	—	—	1,309	1,309	—	—
Corporate debt	4,794	—	—	4,794	—	4,794	—
Total marketable securities classified as cash equivalents	$14,936	$—	$—	14,936	$1,309	$13,627	$—
Cash, time deposits, and other cash equivalents				7,248
Total cash and cash equivalents				$22,184
Marketable securities - current
Available-for-sale securities
U.S. government and agencies	$1,370	$—	$—	$1,370	$—	$1,370	$—
Sovereign debt	67	—	—	67	—	67	—
Certificates of deposit	40	—	—	40	—	40	—
Corporate debt	3,479	4	2	3,481	—	3,481	—
Total available-for-sale securities	$4,956	$4	$2	4,958	—	4,958	—
Trading securities(a)
Sovereign debt				6,423	—	6,423	—
Total trading securities				6,423	—	6,423	—
Total marketable securities - current				11,381	—	11,381	—
Marketable securities - non-current
Available-for-sale securities
Equity(b)	$404	$—	$160	244	244	—	—
Total marketable securities - non-current	$404	$—	$160	244	244	—	—
Total marketable securities				$11,625	$244	$11,381	$—
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	$1,027	$—	$—	$1,027	$1,027	$—	$—
Sovereign debt	20	—	—	20	—	20	—
Other	169	—	—	169	—	169	—
Total marketable securities classified as restricted cash and marketable securities	$1,216	$—	$—	1,216	$1,027	$189	$—
Restricted cash, time deposits, and other restricted cash equivalents				564
Total restricted cash and marketable securities				$1,780
________

(a)
Net unrealized losses on trading securities were $111 million and $61 million in the three and six months ended June 30, 2012. Net unrealized gains (losses) were insignificant in the three and six months ended June 30, 2011. Unrealized gains (losses) are primarily related to remeasurement of Canadian Dollar (CAD) denominated securities.

(b)
Represents our seven percent ownership in PSA acquired in connection with our agreement with PSA to create a long-term and strategic alliance. The investment is recorded in Other assets and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2011
		Unrealized		Fair Value	Fair Value Measurements on a Recurring Basis
	Cost	Gains	Losses		Level 1	Level 2	Level 3
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	$239	$—	$—	$239	$—	$239	$—
Sovereign debt	490	—	—	490	—	490	—
Certificates of deposit	2,028	—	—	2,028	—	2,028	—
Money market funds	1,794	—	—	1,794	1,794	—	—
Corporate debt	5,112	—	—	5,112	—	5,112	—
Total available-for-sale securities	$9,663	$—	$—	9,663	1,794	7,869	—
Trading securities
Sovereign debt				497	—	497	—
Total trading securities				497	—	497	—
Total marketable securities classified as cash equivalents				10,160	$1,794	$8,366	$—
Cash, time deposits, and other cash equivalents				5,911
Total cash and cash equivalents				$16,071
Marketable securities - current
Available-for-sale securities
U.S. government and agencies	$5,214	$2	$—	$5,216	$—	$5,216	$—
Sovereign debt	143	—	—	143	—	143	—
Certificates of deposit	178	—	—	178	—	178	—
Corporate debt	4,566	3	4	4,565	—	4,565	—
Total available-for-sale securities	$10,101	$5	$4	10,102	—	10,102	—
Trading securities
Equity				34	34	—	—
Sovereign debt				5,936	—	5,936	—
Other debt				76	—	76	—
Total trading securities				6,046	34	6,012	—
Total marketable securities - current				$16,148	$34	$16,114	$—
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	$1,363	$—	$—	$1,363	$1,363	$—	$—
Sovereign debt	15	—	—	15	—	15	—
Other	161	3	—	164	—	164	—
Total marketable securities classified as restricted cash and marketable securities	$1,539	$3	$—	1,542	$1,363	$179	$—
Restricted cash, time deposits, and other restricted cash equivalents				691
Total restricted cash and marketable securities				$2,233

	June 30, 2012	December 31, 2011
Classification of Restricted cash and marketable securities
Current	$734	$1,005
Non-current	1,046	1,228
Total restricted cash and marketable securities	$1,780	$2,233

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We maintained securities of $84 million as compensating balances to support letters of credit of $70 million at June 30, 2012 and December 31, 2011. We have access to these securities in the normal course of business; however, the letters of credit may be withdrawn if the minimum collateral balance is not maintained.

Sales proceeds from investments in marketable securities classified as available-for-sale and sold prior to maturity were $551 million and $132 million in the three months ended June 30, 2012 and 2011 and $978 million and $249 million in the six months ended June 30, 2012 and 2011.

The following table summarizes the amortized cost and the fair value of investments classified as available-for-sale within cash equivalents, marketable securities and restricted cash by contractual maturity at June 30, 2012 (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$17,136	$17,136
Due after one year through five years	1,479	1,482
Total contractual maturities of available-for-sale securities	$18,615	$18,618

Note 5. GM Financial Finance Receivables, net

In April 2012 GM Financial commenced commercial lending activities in the U.S. centered on floorplan financing of dealer vehicle inventory and dealer loans to finance dealer sites, facilities, facility improvements and working capital. These loans are made on a secured basis.

The following table summarizes GM Financial finance receivables, net relating to consumer and commercial activities (dollars in millions):

	June 30, 2012	December 31, 2011
Current	$3,478	$3,251
Non-current	6,552	5,911
Total GM Financial finance receivables, net	$10,030	$9,162

The following table summarizes the components of GM Financial finance receivables, net (dollars in millions):

	June 30, 2012	December 31, 2011
Pre-acquisition consumer finance receivables, outstanding balance	$3,100	$4,366
Pre-acquisition consumer finance receivables, carrying amount	$2,811	$4,027
Post-acquisition finance receivables, net of fees(a)	7,468	5,314
Total finance receivables	10,279	9,341
Less: allowance for loan losses on post-acquisition finance receivables	(249)	(179)
Total GM Financial finance receivables, net	$10,030	$9,162
________
(a) At June 30, 2012 the balance includes finance receivables and loans in connection with the commercial lending program of $128 million.

The following table summarizes activity for finance receivables (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Pre-acquisition consumer finance receivables, carrying amount, beginning of period	$3,358	$6,336	$4,027	$7,299
Post-acquisition finance receivables, beginning of period	6,326	2,005	5,314	924
Loans originated or purchased(a)	1,663	1,349	3,059	2,487
Charge-offs	(53)	(6)	(104)	(8)
Principal collections and other(a)	(978)	(859)	(1,898)	(1,711)
Change in carrying amount adjustment on the pre-acquisition finance receivables	(37)	(131)	(119)	(297)
Balance at end of period	$10,279	$8,694	$10,279	$8,694
________
(a) Includes finance receivables and loans originated of $174 million and principal collections of $46 million in connection with the commercial lending program for the three and six months ended June 30, 2012.

The following table summarizes the carrying amount and estimated fair value of GM Financial finance receivables, net (dollars in millions):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
GM Financial finance receivables, net	$10,030	$10,330	$9,162	$9,386

GM Financial determined the fair value of consumer finance receivables using Level 2 and Level 3 inputs within a cash flow model. The Level 3 inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the finance receivable portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows are calculated and discounted using a weighted-average cost of capital (WACC) using unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity and maturity profile as the portfolio. Macroeconomic factors could negatively affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in our cash flow model.

Substantially all commercial finance receivables have variable interest rates and maturities of one year. Therefore, carrying amount is considered to be a reasonable estimate of fair value which is determined using Level 1 inputs.

GM Financial purchases consumer finance contracts from automobile dealers without recourse, and accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

At June 30, 2012 and December 31, 2011 the accrual of finance charge income has been suspended on delinquent consumer finance receivables based on contractual amounts due of $412 million and $439 million. At June 30, 2012 there were no commercial finance receivables or loans on non-accrual status.

GM Financial reviews its pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from its initial investment in the pre-acquisition portfolio to determine if the difference is attributable, at least, in part to credit quality. In the six months ended June 30, 2012 as a result of improvements in credit performance of the pre-acquisition portfolio, which resulted in an increase of expected cash flows of $170 million, GM Financial transferred this excess non-accretable discount to accretable yield. GM Financial will recognize this excess as finance charge income over the remaining life of the portfolio.

The following table summarizes accretable yield (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$768	$999	$737	$1,201
Accretion of accretable yield	(143)	(181)	(279)	(383)
Transfer from non-accretable discount	3	254	170	254
Balance at end of period	$628	$1,072	$628	$1,072

The following table summarizes the allowance for post-acquisition loan losses on consumer finance receivables (dollars in millions):

	June 30, 2012	December 31, 2011
Current	$189	$136
Non-current	60	43
Total allowance for post-acquisition loan losses	$249	$179

The following table summarizes activity for the allowance for post-acquisition loan losses on consumer finance receivables (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$208	$65	$179	$26
Provision for loan losses	62	45	110	84
Charge-offs	(53)	(6)	(104)	(8)
Recoveries	32	4	64	6
Balance at end of period	$249	$108	$249	$108

Credit Quality

Consumer Finance Receivables

Credit bureau scores, generally referred to as FICO scores, are determined during GM Financial's automotive loan origination process. The following table summarizes the credit risk profile of consumer finance receivables by FICO score band, determined at origination (dollars in millions):

	June 30, 2012	December 31, 2011
FICO score less than 540	$2,631	$2,133
FICO score 540 to 599	4,632	4,167
FICO score 600 to 659	2,582	2,624
FICO score greater than 660	595	756
Balance at end of period(a)	$10,440	$9,680
__________

(a)	Composed of the sum of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees.

Commercial Finance Receivables

GM Financial's commercial finance receivables consist of dealer financings. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually and, if necessary, the dealer's risk rating is adjusted on the basis of the review.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Delinquency

Consumer Finance Receivables

The following summarizes the contractual amount of consumer finance receivables, which is not materially different than the recorded investment, more than 30 days delinquent, but not yet in repossession, and in repossession, but not yet charged off (dollars in millions):

	June 30, 2012		June 30, 2011
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts
31-to-60 days	$428	4.1%	$398	4.4%
Greater-than-60 days	158	1.5%	158	1.7%
Total finance receivables more than 30 days delinquent	586	5.6%	556	6.1%
In repossession	25	0.3%	23	0.3%
Total finance receivables more than 30 days delinquent and in repossession	$611	5.9%	$579	6.4%

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average age of the portfolio, seasonality within the calendar year and economic factors.

Commercial Finance Receivables

At June 30, 2012 all commercial finance receivables were current with respect to payment status.

Note 6. Securitizations

The following table summarizes securitization activity and cash flows from consolidated special purpose entities (SPEs) used for securitizations (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Receivables securitized	$2,433	$2,069	$4,349	$2,918
Net proceeds from securitization	$2,300	$1,950	$4,100	$2,750
Servicing fees
Variable interest entities	$59	$49	$118	$98
Net distributions from trusts
Variable interest entities	$465	$291	$916	$434

GM Financial retains servicing responsibilities for receivables transferred to certain securitization SPEs. At June 30, 2012 and December 31, 2011 GM Financial serviced finance receivables that have been transferred to certain SPEs of $9.5 billion and $7.9 billion. At June 30, 2012 and December 31, 2011 a Canadian subsidiary of GM Financial serviced leased assets of $802 million and $1.0 billion for a third party.

Note 7. Inventories

The following table summarizes the components of Inventories (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	June 30, 2012	December 31, 2011
Productive material, supplies and work in process	$7,112	$6,486
Finished product, including service parts	8,321	7,838
Total inventories	$15,433	$14,324

Note 8. Equity in Net Assets of Nonconsolidated Affiliates

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used, due to the ability to exercise significant influence over decisions relating to their operating and financial affairs.

The following table summarizes information regarding Equity income, net of tax and gain on disposal of investments (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
China JVs	$331	$379	$750	$829
New Delphi (including gain on disposition)	—	—	—	1,727
Others	(31)	3	(27)	(30)
Total equity income, net of tax and gain on disposal of investments	$300	$382	$723	$2,526

We received dividends from nonconsolidated affiliates of $1.3 billion and $1.1 billion in the three months ended June 30, 2012 and 2011 and $1.4 billion and $1.1 billion in the six months ended June 30, 2012 and 2011. At June 30, 2012 and December 31, 2011 we had undistributed earnings including dividends declared but not received of $909 million and $1.6 billion related to our nonconsolidated affiliates.

Investment in China JVs

The following table summarizes our direct ownership interests in our Chinese joint ventures, collectively referred to as China JVs:

	June 30, 2012	June 30, 2011
Shanghai General Motors Co., Ltd. (SGM)	49%	49%
Shanghai GM Norsom Motor Co., Ltd. (SGM Norsom)	25%	25%
Shanghai GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
Shanghai GM Dong Yue Powertrain (SGM DYPT)	25%	25%
SAIC-GM-Wuling Automobile Co., Ltd. (SGMW)	44%	44%
FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%	50%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Shanghai Chengxin Used Car)	33%	33%
SAIC General Motors Sales Co., Ltd. (SGMS)	49%

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

Investment in HKJV

In March 2011 the fair value of our investment in SAIC GM Investment Limited (HKJV) was determined to be less than its carrying amount. HKJV is our joint venture which controls our automotive operations in India. The loss in value was determined to be other-than-temporary; therefore, we recorded an impairment charge of $39 million in the three months ended March 31, 2011. In addition we recorded other charges totaling $67 million related to our investment in the HKJV.

We have provided SAIC Motor Hong Kong Investment Limited (SAIC-HK), a 50% equity holder in HKJV, an option to not participate in future capital injections, which would otherwise be required under certain circumstances. Upon election to exercise the option SAIC-HK would be relieved from providing up to $173 million in future capital injections. The related option liability was $94 million and $88 million and total unrealized losses were $70 million and $64 million at June 30, 2012 and December 31, 2011.

A Monte Carlo option-pricing model was used to estimate the fair value of the option liability which is a Level 3 measure. The key inputs into the option pricing model were the expected volatility, risk-free rate, expected term, fair value of HKJV and expected amounts of the future funding requirement. The fair value estimate of the option is most sensitive to the fair value of HKJV, which is unobservable. A discounted cash flow methodology was utilized to estimate the fair value of HKJV. A decrease in the fair value of HKJV will result in an increase in the fair value of the option liability.

We were informed of SAIC-HK's intent to exercise its right to not participate in future capital injections in HKJV. If this occurs we plan to settle the promissory note in the three months ending September 30, 2012 and provide an additional equity investment of $125 million into HKJV. As a result SAIC-HK's interest in HKJV would be diluted from 50% to 9%. We also anticipate that the shareholders agreement would be amended such that we obtain control of and consolidate HKJV.

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

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and automobile parts. We purchase component parts and vehicles from certain nonconsolidated affiliates for resale to dealers. The following tables summarize the effects of transactions with nonconsolidated affiliates (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Results of operations
Automotive sales and revenue	$722	$852	$1,305	$1,687
Automotive purchases, net	$174	$38	$309	$830
Automotive selling, general and administrative expense	$1	$(2)	$3	$6
Automotive interest expense	$6	$5	$12	$10
Interest income and other non-operating income (expense), net	$148	$13	$163	$11

	June 30, 2012	December 31, 2011
Financial position
Accounts and notes receivable, net	$915	$1,785
Accounts and notes payable	$359	$342
Deferred revenue and customer deposits	$44	$150

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows
Operating	$2,391	$1,904
Investing	$(37)	$1

Note 9. Goodwill
The following tables summarize the changes in the carrying amounts of Goodwill (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Balance at January 1, 2012	$26,399	$581	$610	$151	$27,741	$1,278	$29,019
Impairment charges	—	(590)	(27)	—	(617)	—	(617)
Effect of foreign currency translation and other	—	9	(1)	(5)	3	—	3
Balance at June 30, 2012	$26,399	$—	$582	$146	$27,127	$1,278	$28,405

Accumulated impairment charges at December 31, 2011	$—	$(2,482)	$(270)	$—	$(2,752)	$—	$(2,752)
Accumulated impairment charges at June 30, 2012	$—	$(3,072)	$(297)	$—	$(3,369)	$—	$(3,369)

We adopted the provisions of ASU 2010-28 "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts" (ASU 2010-28) on January 1, 2011 and performed Step 2 of the goodwill impairment testing analysis for our GME reporting unit which had a negative carrying amount resulting in the recognition of a cumulative-effect adjustment to Retained earnings. GME continued to have a negative carrying amount and because it was more likely than not further goodwill impairment existed in the three months ended March 31, 2012 and 2011 we recorded further Goodwill impairment charges in the three months ended March 31, 2012 and 2011. At March 31, 2012 GME's Goodwill balance was $0.

In the three months ended March 31 and June 30, 2012 we performed event-driven goodwill impairment tests at our GM Korea reporting unit, which resulted in a Goodwill impairment charge of $27 million in the three months ended March 31, 2012 within our GMIO segment.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following tables summarize the Goodwill impairment charges recorded in the three and six months ended June 30, 2012 and 2011 (dollars in millions):

	2012
	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Three months ended June 30	$—	$—	$—	$—	$—	$—	$—
Six months ended June 30	$—	$590	$27	$—	$617	$—	$617

	2011
	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Effect of Adoption of ASU 2010-28(a)	$—	$1,466	$—	$—	$1,466	$—	$1,466
Three months ended June 30	$—	$—	$—	$—	$—	$—	$—
Six months ended June 30	$—	$395	$—	$—	$395	$—	$395
_________

(a)	Impairment charges were recorded as a cumulative-effect adjustment to beginning Retained earnings upon the adoption of ASU 2010-28 in the three months ended March 31, 2011.

The Goodwill impairment charges recorded as a result of the initial adoption of ASU 2010-28 in the three months ended March 31, 2011 and the event-driven goodwill impairment tests in the six months ended June 30, 2012 and 2011 represent the net decreases in implied goodwill resulting primarily from decreases in the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting, as discussed in Note 32 to our consolidated financial statements in our 2011 Form 10-K. The net decreases resulted primarily from a decrease in our nonperformance risk and an improvement in our incremental borrowing rates since July 10, 2009. At certain of the testing dates the net decrease also resulted from an increase in the high quality corporate bond rates utilized to measure our employee benefit obligations and a decrease in credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk. In addition, for the purpose of deriving an implied goodwill balance, deterioration in the business outlook for GME resulted in a reduction in the fair value of certain tax attributes and an increase in the fair value of estimated employee benefit obligations.

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

•Our estimated WACC;
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

The following table summarizes the Goodwill balances and key assumptions, which are unobservable, utilized for each of our reporting units that required a Step 2 analysis (dollars and industry volumes in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

				Industry Volumes(a)(b)		Market Share(a)(b)
	Goodwill(c)	WACC	Long-Term Growth Rates	2011/2012	2015/2016	2011/2012	2015/2016
GME - At January 1, 2011	$3,053	17.0%	0.5%	18.4	22.0	6.6%	7.4%
GME - At March 31, 2011	$1,661	16.5%	0.5%	18.4	22.0	6.6%	7.4%
GME - At March 31, 2012	$594	17.5%	0.5%	19.1	21.9	6.2%	6.3%
GM Korea - At March 31, 2012	$564	14.8%	3.0%	81.0	97.1	1.4%	1.1%
GM Korea - At June 30, 2012	$523	14.8%	3.0%	81.0	97.1	1.4%	1.1%
_________

(a)	Industry volumes and market share for GM Korea are based on global industry volumes because GM Korea exports vehicles globally.

(b)	GME amounts at January 1, 2011 and March 31, 2011 are 2011 through 2015 and GME amounts at March 31, 2012 are 2012 through 2016. GM Korea amounts are 2012 through 2015.

(c)	Represents the balance of Goodwill evaluated for impairment under the Step 2 analysis.

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

During our Step 2 analyses we determined the fair values of these reporting units had not increased sufficiently to give rise to implied goodwill other than the goodwill arising from the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting. On our testing dates our Step 2 analyses indicated GME's and GM Korea's implied goodwill was less than their recorded goodwill; therefore, Goodwill was adjusted at the various dates indicated in the table above, except for at June 30, 2012 GM Korea's implied goodwill exceeded its recorded goodwill. As such GM Korea's goodwill was not adjusted at June 30, 2012.

Future goodwill impairments that may be material could be recognized should the economic uncertainty continue, our equity price decline on a sustained basis, global economies enter into another recession and industry growth stagnates, or should we reverse deferred tax asset valuation allowances in certain tax jurisdictions. Our U.S. and Canadian operations are experiencing current profitability. To the extent this profitability trend continues our conclusion regarding the need for full valuation allowances could change leading to the reversal of a significant portion of valuation allowance in 2012. This could result in a material impairment of goodwill.

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

Note 10. Intangible Assets, net

The following table summarizes the components of Intangible assets, net (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$7,751	$5,695	$2,056	$7,751	$5,081	$2,670
Brands	5,393	447	4,946	5,410	374	5,036
Dealer network and customer relationships	2,123	378	1,745	2,138	322	1,816
Favorable contracts	510	240	270	514	200	314
Other	17	17	—	17	14	3
Total amortizing intangible assets	15,794	6,777	9,017	15,830	5,991	9,839
Non amortizing in process research and development	175		175	175		175
Total intangible assets	$15,969	$6,777	$9,192	$16,005	$5,991	$10,014
The following table summarizes amortization expense related to intangible assets (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Amortization expense related to intangible assets	$392	$463	$790	$966

The following table summarizes estimated amortization expense related to intangible assets in each of the next five years (dollars in millions):

	2013	2014	2015	2016	2017
Estimated amortization expense	$1,228	$611	$313	$314	$311

Note 11. Variable Interest Entities

Consolidated VIEs

Automotive

Variable interest entities (VIEs) that we do not control through a majority voting interest that are consolidated because we are the primary beneficiary include certain vehicle assembling, manufacturing and selling venture arrangements, the most significant of which is GM Egypt. At June 30, 2012 and December 31, 2011: (1) Total assets of these VIEs were $446 million and $463 million, which were composed of Cash and cash equivalents, Accounts and notes receivable, net, Inventories and Property, net; and (2) Total liabilities were $267 million and $298 million, which were composed of Accounts payable (principally trade) and Accrued liabilities. In the three months ended June 30, 2012 and 2011 Total net sales and revenue recorded by these VIEs were $226 million and $227 million and Net income was $10 million and $21 million. In the six months ended June 30, 2012 and 2011 Total net sales and revenue recorded by these VIEs were $462 million and $337 million and Net income was $7 million and $25 million. These amounts are stated prior to intercompany eliminations. Liabilities recognized as a result of consolidating VIEs generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of the VIEs' operations and cannot be used to satisfy our obligations.

GM Korea, a non-wholly owned consolidated subsidiary that we control through a majority voting interest, is also a VIE because in the future it may require additional subordinated financial support. At June 30, 2012 and December 31, 2011 the creditors of GM Korea's short-term debt of $116 million and $171 million, current derivative liabilities of $31 million and $44 million and long-term debt of $4 million and $7 million do not have recourse to our general credit. In February 2011 we provided a guarantee to a minority shareholder in GM Korea to repurchase GM Korea's preferred shares according to the redemption schedule should GM Korea not repurchase the shares. This guarantee decreased the amount of long-term debt which did not have recourse to our general credit in the three months ended March 31, 2011.

Automotive Financing - GM Financial

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

The following table summarizes the amounts recorded for nonconsolidated VIEs and the related off-balance sheet guarantees and maximum exposure to loss, excluding Ally Financial that is disclosed in Note 22 (dollars in millions):

	June 30, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Assets
Accounts and notes receivable, net	$9	$9	$1	$1
Equity in net assets of nonconsolidated affiliates	141	137	190	186
Other assets	21	21	1	1
Total assets	$171	$167	$192	$188

Liabilities
Other liabilities	$201		$198

Off-balance sheet
Loan commitments		$15		$15
Other liquidity arrangements(a)		216		220
Total off-balance sheet arrangements		$231		$235
__________

(a)	Amounts at June 30, 2012 and December 31, 2011 represented additional contingent future capital funding requirements related primarily to HKJV.

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

Note 12. Depreciation, Amortization and Impairment Charges

The following table summarizes depreciation, amortization and impairment charges related to Property, net, Equipment on operating leases, net and GM Financial equipment on operating leases, net (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Depreciation and amortization of long-lived assets	$925	$951	$1,817	$1,879
Impairment charges of long-lived assets(a)	$23	$18	$54	$44
Depreciation of equipment on operating leases	$105	$128	$197	$208
Impairment charges of equipment on operating leases	$75	$74	$130	$113
__________

(a)
The fair value of related assets was determined to be $0 in the three months ended June 30, 2012 and 2011 and $0 in the six months ended June 30, 2012 and 2011 measured utilizing Level 3 inputs. Fair value measurements of long-lived assets utilized projected cash flows discounted at a rate commensurate with the perceived business risks related to the assets involved.

The following table summarizes equipment on operating leases to daily rental car companies measured at fair value utilizing Level 3 inputs on a nonrecurring basis (dollars in millions):

		Fair Value Measurements on a Nonrecurring Basis (a)
	Fair Value Measures	Level 1	Level 2	Level 3
Three months ended June 30, 2012	$1,067	$—	$—	$1,067
Three months ended June 30, 2011	$1,359	$—	$—	$1,359
Six months ended June 30, 2012	$1,915	$—	$—	$1,915
Six months ended June 30, 2011	$1,920	$—	$—	$1,920
__________

(a)
The carrying amount of the related assets at June 30, 2012 and 2011 may no longer equal the fair value as the fair value presented is as of the date the impairment was taken during the period presented.

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

The following table summarizes the significant quantitative unobservable inputs and assumptions used in the fair value measurement of Equipment on operating leases, net (dollars in millions):

			Three Months Ended	Six Months Ended
	Valuation Technique	Significant Unobservable Input	June 30, 2012	June 30, 2012
Impaired equipment on operating leases	Cash flow	Estimated net revenue	$1,094	$1,961
		Estimated costs	$1,169	$2,091

Note 13. Debt

Automotive

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	June 30, 2012	December 31, 2011
Carrying amount	$5,143	$5,295
Fair value(a)	$5,649	$5,467
__________

(a)
The fair value of debt included $4.4 billion measured utilizing Level 2 inputs at June 30, 2012 and December 31, 2011. The fair value of debt included $1.2 billion and $1.1 billion measured utilizing Level 3 inputs at June 30, 2012 and December 31, 2011.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The Level 2 fair value measurements utilize a discounted cash flow model. The valuation is reviewed internally by personnel with appropriate expertise in valuation methodologies. This model utilizes observable inputs such as contractual repayment terms and benchmark forward yield curves plus a spread that is intended to represent our nonperformance risk for secured or unsecured obligations. We estimate our nonperformance risk using our corporate credit rating, the rating on our secured revolver, yields on traded bonds of companies with comparable credit ratings and risk profiles. We acquire the benchmark yield curves and nonperformance risk spread from independent sources that are widely used in the financial industry. In certain circumstances we adjust the valuation of debt for additional nonperformance risk or potential prepayment probability scenarios. We may use a probability weighting of prepayment scenarios when the stated rate exceeds market rates and the instrument contains prepayment features. The prepayment scenarios are adjusted to reflect the views of market participants. The fair value measurements subject to additional adjustments for nonperformance risk or prepayment have been categorized within Level 3.

In the three months ended March 31, 2012 we prepaid and retired a debt obligation of $39 million with a carrying amount of $21 million and we recorded a loss on extinguishment of debt of $18 million which primarily represented the unamortized debt discount.

Automotive Financing - GM Financial

The following table summarizes the current and non-current portion of debt (dollars in millions):

	June 30, 2012	December 31, 2011
Short-term debt and current portion of long-term debt	$3,732	$4,118
Long-term debt	5,918	4,420
Total GM Financial debt	$9,650	$8,538

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

		June 30, 2012		December 31, 2011
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facilities
Medium-term note facility	3	$215	$216	$294	$294
Syndicated warehouse facility	2	—	—	621	621
Lease warehouse facilities	2	308	308	181	181
Bank funding facility	3	—	—	3	3
Total credit facilities		523	524	1,099	1,099
Securitization notes payable
Securitization notes payable	1	7,986	8,081	6,938	6,946
Private securitization 2012-PP1	3	640	650
Total securitization notes payable		8,626	8,731	6,938	6,946
Senior notes and convertible senior notes	2	501	544	501	511
Total GM Financial debt		$9,650	$9,799	$8,538	$8,556

The carrying amount of the syndicated warehouse facility and lease funding facilities is considered to be a reasonable estimate of fair value because these facilities have variable rates of interest and maturities of approximately one year. The fair value of the bank funding facility, securitization notes payable and senior notes and convertible senior notes are based on quoted market prices, when available. If quoted prices are not available the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial uses observable and unobservable inputs to estimate fair value for the private securitization 2012 - PPI. Unobservable inputs are related to the structuring of the debt into various classes, which is based on public securitizations issued during the same time frame. Observable inputs are used by obtaining active prices based on the securitization debt issued during the same time frame. These observable inputs are then used to create expected market prices (unobservable inputs), which are then applied to the debt classes in order to estimate fair value which would approximate market value.

Credit Facilities

The following table summarizes further details regarding terms and availability of GM Financial's credit facilities at June 30, 2012 (dollars in millions):

	Facility Amount	Advances Outstanding	Assets Pledged	Restricted Cash Pledged(a)
Syndicated warehouse facility(b)	$2,500	$—	$—	$—
U.S. lease warehouse facility(c)	$600	—	—	—
Canada lease warehouse facility(d)	$589	308	478	2
Medium-term note facility(e)		215	236	84
		$523	$714	$86
__________

(a)	These amounts do not include cash collected on finance receivables pledged of $29 million which is included in Restricted cash and marketable securities.

(b)	In May 2012 GM Financial increased the Syndicated warehouse facility amount from $2.0 billion to $2.5 billion and extended the maturity date to May 2013.

(c)
In January 2012 GM Financial extended the maturity date of the lease warehouse facility for lease originations in the U.S. to January 2013. Borrowings on the facility are collateralized by leased assets.

(d)
In July 2012 GM Financial increased the lease warehouse facility for lease originations in Canada from CAD $600 million to CAD $800 million and extended the maturity date to July 2013. Borrowings in the facility are collateralized by leased assets. The facility amount represents CAD $600 million at June 30, 2012 and the advances outstanding amount represents CAD $314 million at June 30, 2012.

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

Securitization Notes Payable

Securitization notes payable represents debt issued by GM Financial in securitization transactions. The following table summarizes securitization notes payable (dollars in millions):

	June 30, 2012					December 31, 2011
Year of Transactions	Maturity Dates(a)	Original Note Amounts	Original Weighted- Average Interest Rates	Total Receivables Pledged	Note Balance	Note Balance
2006	January 2014	$1,200	5.4%	$—	$—	$63
2007	April 2014 - March 2016	$1,000 - 1,500	5.3% - 5.5%	—	—	794
2008	October 2014 - April 2015	$500 - 750	6.0% - 10.5%	346	124	171
2009	January 2016 - July 2017	$227 - 725	2.7% - 7.5%	300	221	298
2010	July 2017 - April 2018	$200 - 850	2.2% - 3.8%	1,582	1,395	1,756
2011	July 2018 - March 2019	$800 - 1,000	2.4% - 2.9%	3,374	3,105	3,813
2012	June 2019 - November 2019	$800 - 1,200	1.9% - 2.9%	3,948	3,758
				$9,550	8,603	6,895
Purchase accounting premium					23	43
Total securitization notes payable					$8,626	$6,938
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 14. Product Warranty Liability

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities (dollars in millions):

	Six Months Ended
	June 30, 2012	June 30, 2011
Balance at beginning of period	$6,600	$6,789
Warranties issued and assumed in period	1,675	1,552
Payments	(1,758)	(1,902)
Adjustments to pre-existing warranties	339	366
Effect of foreign currency translation	(19)	121
Balance at end of period	$6,837	$6,926

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

We continue to pursue various options to fund and derisk our pension plans, including continued changes to the pension asset portfolio mix to reduce funded status volatility.

Net Periodic Pension and OPEB Expense

The following tables summarize the components of net periodic pension and other postretirement benefits (OPEB) (income) expense (dollars in millions):

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Service cost	$161	$106	$7	$3	$157	$96	$7	$8
Interest cost	1,080	276	58	16	1,228	313	68	53
Expected return on plan assets	(1,333)	(218)	—	—	(1,672)	(237)	—	—
Amortization of prior service credit	(1)	—	(29)	(3)	—	(1)	—	(3)
Recognized net actuarial loss	1	9	13	2	—	1	1	—
Curtailments, settlements and other (gains) losses	(2)	14	—	—	(23)	(19)	—	—
Net periodic pension and OPEB (income) expense	$(94)	$187	$49	$18	$(310)	$153	$76	$58

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Service cost	$321	$198	$12	$8	$315	$192	$13	$17
Interest cost	2,160	553	117	32	2,457	614	135	105
Expected return on plan assets	(2,665)	(435)	—	—	(3,346)	(467)	—	—
Amortization of prior service credit	(1)	—	(58)	(5)	—	(1)	—	(5)
Recognized net actuarial loss	1	17	26	3	—	1	2	—
Curtailments, settlements and other (gains) losses	(23)	42	—	—	(23)	(16)	—	—
Net periodic pension and OPEB (income) expense	$(207)	$375	$97	$38	$(597)	$323	$150	$117

Significant Plan Amendments, Benefit Modifications and Related Events

U.S. Salaried Defined Benefit Pension Plan

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

In May 2012 we entered into an agreement in which the salaried pension plan will purchase a group annuity contract from an insurance company that requires the insurance company to pay and administer the future annuity payments to certain of our salaried retirees. Following the execution of the agreement certain retired participants in the salaried plan are being offered lump-sum distributions. Approximately 42,000 salaried retirees and surviving beneficiaries will be eligible to receive a voluntary single lump-sum payment option. Retired salaried employees that are not offered lump-sum distributions or those that decline the lump-sum offer will receive annuity payments from the insurance company in accordance with the terms of the group annuity contract. Approximately 118,000 salaried retirees are affected by changes depending on retirement date and eligibility. We will provide additional funding to the salaried pension plan so that the plan has sufficient assets to purchase the group annuity contract, provide additional funding to the salaried pension plan for current salaried employees and complete the transactions contemplated by the agreement. It is expected that the additional funding for the salaried pension plan will be in the range of $3.5 billion to $4.5 billion. Due to the magnitude of the pension obligations being settled and the interest rate sensitivity of the transactions, it is possible that the ultimate amount of additional funding could be outside this range when the transactions are completed. The ultimate amount of funding will be subject to several additional factors including plan asset returns, the lump-sum election rate and those associated with the creation of the new defined benefit plan. Certain aspects of the transactions contemplated by the agreement are subject to external regulatory review. Assuming all of the closing conditions are met we expect the transactions contemplated under the agreement to be completed by December 31, 2012.

In August 2012, the U.S. salaried pension plan was amended to create a legally separate new defined benefit pension plan for primarily active and terminated vested participants. The underlying benefits offered to plan participants were unchanged. The existing plan will primarily cover retirees receiving payments. We expect to settle the existing plan by December 31, 2012 through lump-sum distributions and the purchase of a group annuity contract from an insurance company, as previously discussed, and the plan will subsequently be terminated. Accordingly, we will remeasure the U.S. salaried pension plan in August 2012.

Canadian Salaried Benefit Plans

In June 2012 we amended the Canadian salaried pension plan to cease the accrual of additional benefits effective January 1, 2013 and provide active employees a lump-sum distribution option at retirement. The remeasurement, amendments and offsetting curtailment increased the liability by $84 million, and resulted in a net decrease in the pre-tax components of Accumulated other comprehensive income composed of net actuarial loss of $58 million, net actuarial curtailment gain of $20 million and prior service cost of $46 million. Active plan participants will receive additional contributions in the defined contribution plan starting in January 2013.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We also amended the Canadian salaried retiree healthcare plan to eliminate post-65 healthcare benefits for employees retiring on or after July 1, 2014. In conjunction with this change we amended the plan to offer either a monthly monetary payment or an annual lump-sum cash payment to a defined contribution plan for health care in lieu of the benefit coverage provisions formerly provided under the healthcare plan. These amendments decreased the liability by $28 million and resulted in a net increase in the pre-tax components of Accumulated other comprehensive income composed of prior service credit of $51 million and net actuarial loss of $23 million.

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

Note 16. Derivative Financial Instruments and Risk Management

Automotive

Derivatives and Hedge Accounting

In accordance with our risk management policy, we enter into a variety of foreign currency exchange rate and commodity derivative contracts to manage our exposure to fluctuations in certain foreign currency exchange rates and commodity prices. At June 30, 2012 our derivative instruments consisted primarily of forward contracts and options. At June 30, 2012 and December 31, 2011 no outstanding derivative contracts were designated in hedging relationships. We manage our counterparty credit risk by monitoring the credit ratings of our counterparties and by requiring them to post collateral in certain circumstances. Certain of our agreements with counterparties require that we provide cash collateral. At June 30, 2012 and December 31, 2011 no collateral was posted related to derivative instruments, and we did not have any agreements with counterparties to derivative instruments containing covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that such covenants are violated.

Fair Value of Derivatives

The following tables summarize fair value measurements of our derivative instruments measured on a recurring basis (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	June 30, 2012
		Derivative Assets		Derivative Liabilities
	Notional	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Foreign currency	$6,860	$88	$—	$38	$—
Commodity	2,512	8	4	5	2
Embedded	1,336	16	35	2	4
Total	$10,708	$112	$39	$45	$6

	December 31, 2011
		Derivative Assets		Derivative Liabilities
	Notional	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Foreign currency	$6,507	$64	$—	$46	$—
Commodity	2,566	9	—	10	5
Embedded	1,461	28	124	1	5
Total	$10,534	$101	$124	$57	$10
__________

(a)	Recorded in Other current assets and deferred income taxes.

(b)	Recorded in Other assets and deferred income taxes.

(c)	Recorded in Accrued liabilities.

(d)	Recorded in Other liabilities and deferred income taxes.

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency	$—	$88	$—	$88	$—	$64	$—	$64
Commodity	—	4	8	12	—	9	—	9
Embedded	—	3	48	51	—	4	148	152
Total	$—	$95	$56	$151	$—	$77	$148	$225

Liabilities
Foreign currency	$—	$38	$—	$38	$—	$46	$—	$46
Commodity	—	7	—	7	—	5	10	15
Embedded	—	6	—	6	—	6	—	6
Total	$—	$51	$—	$51	$—	$57	$10	$67

We measure the fair value of our portfolio of foreign currency, commodity and embedded derivatives using industry accepted models. The significant Level 2 inputs used in the valuation of our derivatives include spot rates, forward rates, volatility and interest rates. These inputs are obtained from pricing services, broker quotes and other sources.

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

We are party to a long-term supply agreement which provides for pricing to be partially denominated in a currency other than the functional currency of the parties to the contract. This pricing feature was determined to be an embedded derivative which we have bifurcated for valuation and accounting purposes. This embedded derivative is valued using an industry accepted model which contains Level 3 inputs.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The significant unobservable inputs used in the fair value measurement of our embedded foreign currency derivative is the estimate of the Turkish central bank's Euro/Turkish Lira (TRY) forward exchange rate and monthly volume commitment and vehicle mix. Significant decreases (increases) to Euro/TRY forward exchange rate and monthly volume commitment and vehicle mix would result in significant decreases (increases) to the fair value measurement.

The valuations are performed, reviewed and approved by personnel with appropriate expertise in valuation methodologies. For certain derivatives we compare our own valuations with valuations prepared by independent outside parties.

The following table summarizes the significant quantitative unobservable inputs and assumptions used in the fair value measurement of the derivatives at June 30, 2012:

	Valuation Technique	Significant Unobservable Input	Metric
Commodity	Discounted cash flow	Coal forward price per ton in Euro(a)	€110.44
		Heavy fuel oil forward price per ton in Euro(a)	€528.56
		Supplier nonperformance risk (average)	2.72%
Embedded	Discounted cash flow	Average Euro/TRY forward exchange rate(b)	€2.75
		Volume commitment and vehicle mix in Euro(c)	€1.0 billion
__________

(a)	Forward prices are estimated to be equivalents of the spot price as published by a governmental agency.

(b)	Calculated by adjusting market forward rates for the spread between current market and Turkish central bank spot prices.

(c)	Volume commitment is spread evenly on a monthly basis and vehicle mix is pursuant to management forecasts.

The following table summarizes the activity for our derivative investments measured using Level 3 inputs (dollars in millions):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Embedded	Commodity	Total	Embedded	Commodity	Total
Balance at beginning of period	$104	$16	$120	$57	$—	$57
Total realized/unrealized gains (losses)(a)
Included in earnings	(43)	(6)	(49)	87	—	87
Included in other comprehensive income	(6)	(1)	(7)	1	—	1
Settlements	(7)	(1)	(8)	—	—	—
Balance at end of period	$48	$8	$56	$145	$—	$145

Amount of total gains (losses) in the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(44)	$(6)	$(50)	$87	$—	$87

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Embedded	Commodity	Total	Embedded	Commodity	Total
Balance at beginning of period	$148	$(10)	$138	$—	$—	$—
Total realized/unrealized gains (losses)(a)
Included in earnings	(86)	(2)	(88)	140	—	140
Included in other comprehensive income	(2)	(1)	(3)	5	—	5
Settlements	(12)	(3)	(15)	—	—	—
Issuances	—	24	24	—	—	—
Balance at end of period	$48	$8	$56	$145	$—	$145

Amount of total gains (losses) in the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(86)	$(2)	$(88)	$140	$—	$140
________

(a)
Realized and unrealized gains (losses) are recorded in Interest income and other non-operating income, net and foreign currency translation gains (losses) are recorded in Accumulated other comprehensive income.

Gains (Losses) on Derivatives

The following table summarizes derivative gains (losses) recorded in Interest income and other non-operating income, net (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Foreign currency	$24	$35	$8	$25
Commodity	(20)	(44)	(26)	(44)
Embedded	(45)	86	(88)	145
Warrants	—	—	—	4
Total gains (losses) recorded in earnings	$(41)	$77	$(106)	$130

Other Derivatives

In February 2011 we exercised warrants to purchase 4 million shares of a supplier's common stock at $2.76 per share and sold the shares and received proceeds of $48 million.

Automotive Financing - GM Financial

GM Financial is exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on its credit facilities and on certain securitization notes payable and manages this exposure with interest rate swaps and caps. GM Financial had interest rate swaps and caps in asset positions with notional amounts of $1.5 billion and $2.0 billion at June 30, 2012 and December 31, 2011. GM Financial had interest rate swaps and caps in liability positions with notional amounts of $1.5 billion and $2.0 billion at June 30, 2012 and December 31, 2011. The fair value of these derivative financial instruments was insignificant.

Note 17. Commitments and Contingencies

The following tables summarize information related to commitments and contingencies (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	June 30, 2012		December 31, 2011
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees(b)
Operating leases	$—	$9	$—	$26
Ally Financial commercial loans	$4	$8	$—	$24
Third party commercial loans and other obligations	$7	$246	$7	$210
Other product-related claims	$55	$932	$53	$838
__________

(a)	Calculated as future undiscounted payments.

(b)	Excludes residual support and risk sharing programs and vehicle repurchase obligations related to Ally Financial.

	June 30, 2012	December 31, 2011
	Liability Recorded	Liability Recorded
Environmental liability(a)	$168	$169
Product liability	$574	$514
Other litigation-related liability and tax administrative matters(b)	$1,221	$1,196
__________

(a)	Includes $33 million and $34 million recorded in Accrued liabilities at June 30, 2012 and December 31, 2011 and the remainder was recorded in Other liabilities and deferred income taxes.

(b)	Consists primarily of indirect tax-related litigation as well as various non-U.S. labor related matters.

Guarantees

We have provided guarantees related to the residual value of certain operating leases. These guarantees terminate in years ranging from 2016 to 2035. Certain leases contain renewal options.

We provide payment guarantees on commercial loans made by Ally Financial and outstanding with certain third parties, such as dealers or rental car companies. These guarantees either expire in 2012 through 2018 or are ongoing. We determined the fair value ascribed to the guarantees at inception and subsequent to inception to be insignificant based on the credit worthiness of the third parties. Refer to Note 22 for additional information on guarantees that we provide to Ally Financial.

We have agreements with third parties that guarantee the fulfillment of certain suppliers' commitments and other obligations. These guarantees expire in 2012 through 2016 or are ongoing, or upon the occurrence of specific events.

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered. At June 30, 2012 any proceeds from collateral would be approximately $50 million.

In connection with certain divestitures of assets or operating businesses, we have entered into agreements indemnifying certain buyers and other parties with respect to environmental conditions and other closure costs pertaining to real property we owned. We periodically enter into agreements that incorporate indemnification provisions in the normal course of business. It is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. Immaterial amounts have been recorded for such obligations as the majority of them are not probable or estimable at this time, and the fair value of the guarantees at issuance was insignificant.

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information obtained. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. It is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At June 30, 2012 we estimate the remediation losses could range from $130 million to $290 million.

Product Liability

With respect to product liability claims involving our and Old GM's products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. Although punitive damages are claimed in some of these lawsuits, and such claims are inherently unpredictable, accruals incorporate historic experience with these types of claims. Liabilities have been recorded for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. These amounts were recorded in Accrued liabilities and Other liabilities and deferred income taxes.

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

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which we believe that losses are probable and can be reasonably estimated, the majority of which are associated with indirect tax-related matters as well as various non-U.S. labor-related matters. Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance, and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $458 million to $687 million. Some of the matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions, that if granted, could

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2012. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

Commencing on or about September 29, 2010, current and former hourly employees of GM Korea filed six separate group actions in the Incheon District Court in Incheon, Korea. The cases allege that GM Korea failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. Although GM Korea intends to vigorously defend the claims asserted, at June 30, 2012 we have an accrual of 175 billion Korean Won (equivalent to $152 million) in connection with these cases. The current estimate of the value of plaintiffs' claims, if allowed in full, exceeds the accrual by 642 billion Korean Won (equivalent to $556 million) which represents the reasonably possible liability exposure. Both the scope of claims asserted and GM Korea's assessment of any or all of individual claim elements may change if new information becomes available.

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

We are a participating party-in-interest in proceedings pending in the Bankruptcy Court to adjudicate claims in the Old GM bankruptcy arising from certain securities issued by General Motors Nova Scotia Finance Company (Nova Scotia Finance), an Old GM subsidiary which we did not acquire in 2009 (Nova Scotia Claims Litigation). Although the current proceedings involve no claims against us, they present issues which, depending upon their resolution, could result in future claims against GMCL.

In 2003, Nova Scotia Finance, a Nova Scotia unlimited liability company issued notes of 600 million British Pounds (GBP),

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

which were guaranteed by Old GM (Guaranty) (collectively, the Notes). The proceeds of the Notes were converted to CAD and loaned by Nova Scotia Finance to GMCL by means of two intercompany loans totaling CAD $1.3 billion. As part of the bankruptcy proceeding, these intercompany loans were compromised for CAD $399 million pursuant to a transaction defined by a Lock-Up Agreement between GMCL, Nova Scotia Finance, Old GM and certain holders of the notes (Noteholders). The Lock-Up Agreement defined a transaction by which the Noteholders consented to, among other things, the compromise of the intercompany loans in exchange for payment of CAD $399 million as a Consent Fee. The Consent Fee was originally financed by a loan from Old GM to GMCL immediately prior to the Old GM bankruptcy filing. That loan was subsequently repaid. Pursuant to the terms of the Lock-Up Agreement, the Consent Fee did not reduce the principal amount outstanding under the Notes or the Guaranty. We acquired Old GM's interest in the Lock-Up Agreement in 2009.

In the Nova Scotia Claims Litigation, the Noteholders seek an allowed claim in the Old GM bankruptcy based on the Guaranty. The trustee of Nova Scotia Finance seeks an allowed claim in the amount of the deficiency between Nova Scotia Finance's assets and liabilities, by reason of the fact that it is an unlimited liability company and Old GM was its sole shareholder. The claim asserted by the trustee includes sums allegedly owed by Nova Scotia Finance to us by reason of currency swaps entered into between Old GM and Nova Scotia Finance, which we contend we acquired from Old GM in 2009. Allowance of the claims is opposed by the GUC Trust, which asserts that the claims of the Trustee and Noteholders are duplicative, that they should be reduced by the amount of the Consent Fee, and/or that they should be equitably subordinated or equitably disallowed by reason of alleged inequitable conduct by the Noteholders. In support of this position, the GUC Trust has asserted that the Lock-Up Agreement is void because it was not approved by the Bankruptcy Court and was funded by Old GM, that we did not acquire MLC's interest in the Lock-Up Agreements and currency swaps, and that other aspects of the sale of assets to us on July 10, 2009 may be adjusted to permit disallowance or reduction of the claims of the Noteholders and Trustee. The matter is currently scheduled for trial commencing on August 7, 2012.

Although we believe the positions taken by the GUC Trust are without merit, it is reasonably possible that the Bankruptcy Court will issue rulings adverse to our interest in the Nova Scotia Claims Litigation. Such rulings could lead to subsequent claims which, although we believe would be without merit, could adversely impact GMCL's compromise of the intercompany loans. It is impossible to estimate the reasonably possible loss which would depend upon a variety of factors including the outcome of additional litigation. However, the compromise of the intercompany loans for CAD $399 million resulted in a savings to GMCL of CAD $935 million (equivalent to $918 million) which we believe represents a reasonable estimate of the approximate amount of the maximum reasonably possible loss.

Liability Related to Contingently Issuable Shares

Under the Amended and Restated Master Sale and Purchase Agreement, as amended between us and Old GM and certain of its direct and indirect subsidiaries, we were obligated to issue additional shares of our common stock to MLC (Adjustment Shares) in the event that allowed general unsecured claims against MLC, as estimated by the Bankruptcy Court, exceed $35.0 billion. Following the dissolution of MLC on December 15, 2011, any Adjustment Shares we are obligated to issue will be issuable to the GUC Trust. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions). The number of Adjustment Shares to be issued is calculated based on the extent to which estimated general unsecured claims exceed $35.0 billion with the maximum number of Adjustment Shares issued if estimated general unsecured claims total $42.0 billion or more. At June 30, 2012, based on the most recent information available, we concluded that the possibility that general unsecured claims would exceed $35.0 billion was remote. We do not anticipate future disclosure regarding Adjustment Shares.

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan agreed to with European labor representatives, we have committed to achieving specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we fail to accomplish the requirements set out under the agreement, we will be required to pay certain amounts up to Euro 265 million for each of those years, and/or interest on those amounts, to our employees. Certain inventory with a carrying amount of $197 million and $209 million at June 30, 2012 and December 31, 2011 was pledged as collateral under the agreement. Through June 30, 2012 spending was sufficient to meet the current requirements under the agreement and the specified milestones have been accomplished. Management has the intent and believes it has the ability to meet the future requirements under the agreement.

Contract Cancellations

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes contract cancellation charges primarily related to the cancellation of product programs (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
GMNA	$21	$21	$27	$21
GME	49	3	49	3
GMIO	5	6	5	6
Total contract cancellations	$75	$30	$81	$30

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

In interim periods, income tax expense is composed of two key elements: (1) the amount necessary to appropriately state the year to date estimated tax expense of entities included in our effective tax rate calculation, which is calculated as the difference between the amount currently estimated for the year to date period and the amount previously recorded in prior interim periods; and (2) the tax effect of unusual or infrequent items that occur in the period.

In the three months ended June 30, 2012 income tax expense of $241 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The recorded effective tax rate is lower than the applicable statutory tax rate due primarily to income earned in jurisdictions for which a full valuation allowance is recorded. In the three months ended June 30, 2011 the income tax benefit of $61 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation more than offset by tax benefit attributable to previously unrecognized tax benefits in various jurisdictions. This benefit includes reductions in interest expense and valuation allowances associated with these previously unrecognized tax benefits.

In the six months ended June 30, 2012 income tax expense of $457 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The recorded effective tax rate is lower than the applicable statutory tax rate due primarily to income earned in jurisdictions for which a full valuation allowance is recorded. In the six months ended June 30, 2011 income tax expense of $76 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation partially offset by tax benefits attributable to previously unrecognized tax benefits in various jurisdictions.

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

In March 2012 a Mexican income tax audit covering the 2004 tax year was concluded and an assessment, adjusted for inflation, of $128 million including tax, interest and penalties was issued. The total 2002, 2003 and 2004 assessments, adjusted for inflation, as of June 30, 2012 including tax, interest and penalties is $292 million. We believe we have adequate reserves established. Collection of any assessment will be suspended until a revised assessment is issued and during any subsequent proceedings through U.S. and Mexican competent authorities.

In May 2012 a Brazilian income tax assessment was issued related to the 2007 tax year totaling $180 million including tax, interest and penalties. We believe we have adequate reserves established. Proceedings may require that we deposit escrow funds in the future.

At June 30, 2012 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next 12 months.

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

The following tables summarize the reserves related to restructuring and other initiatives (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2012	$884	$687	$1	$12	$1,584
Additions	97	9	4	2	112
Interest accretion and other	3	22	(1)	—	24
Payments	(86)	(192)	—	(8)	(286)
Revisions to estimates	(12)	(2)	—	—	(14)
Effect of foreign currency	8	16	—	—	24
Balance at March 31, 2012	894	540	4	6	1,444
Additions	13	38	27	73	151
Interest accretion and other	3	18	—	—	21
Payments	(123)	(43)	(5)	(13)	(184)
Revisions to estimates	—	(7)	—	—	(7)
Effect of foreign currency	(8)	(26)	—	1	(33)
Balance at June 30, 2012(a)	$779	$520	$26	$67	$1,392

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2011	$1,135	$664	$3	$—	$1,802
Additions	26	33	—	1	60
Interest accretion and other	7	24	—	—	31
Payments	(129)	(205)	(2)	(1)	(337)
Revisions to estimates	7	—	—	—	7
Effect of foreign currency	16	34	—	—	50
Balance at March 31, 2011	1,062	550	1	—	1,613
Additions	8	62	—	1	71
Interest accretion and other	6	16	—	—	22
Payments	(109)	(76)	—	(1)	(186)
Revisions to estimates	(8)	—	—	—	(8)
Effect of foreign currency	(1)	11	—	—	10
Balance at June 30, 2011(a)	$958	$563	$1	$—	$1,522
__________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $363 million and $369 million at June 30, 2012 and June 30, 2011 for GMNA, primarily relate to postemployment benefits.

Three and Six Months Ended June 30, 2012

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

GME recorded charges, interest accretion and other primarily related to previously announced separation and early retirement programs in Germany. Through June 30, 2012, the separation programs had a total cost of $313 million and affected a total of 1,900 employees. We expect to complete these programs in 2013 and incur an additional $0.1 billion, which will affect an additional 350 employees. To the extent these programs involve voluntary separations, no liabilities are recorded until offers to employees are accepted. If employees are involuntarily terminated, a liability is recorded at the communication date.

In the three months ended June 30, 2012 GMIO recorded charges of $22 million for employee separation costs related to a voluntary separation program in Korea which affected 146 employees. A liability under this program is recorded as offers to employees are accepted.

In the three months ended June 30, 2012 GMSA recorded charges of $71 million for employee separation costs related to a separation program in Brazil. We may incur additional future charges in connection with this program.

Three and Six Months Ended June 30, 2011

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

The following table summarizes GMNA's restructuring reserves related to dealer wind-down agreements (dollars in millions):

	2012	2011
Balance at January 1	$25	$144
Revisions to estimates	—	(6)
Payments	(3)	(80)
Balance at March 31	22	58
Revisions to estimates	(4)	(1)
Payments	(1)	(24)
Balance at June 30	$17	$33

Note 20. Earnings Per Share

In the three and six months ended June 30, 2012 and 2011 we were required to use the two-class method for calculating basic earnings per share and the more dilutive of the two-class or the if-converted method to calculate diluted earnings per share as the applicable market value of our common stock was below $33.00 per common share in the periods ended June 30, 2012 and 2011. Under the two-class method for computing earnings per share, undistributed earnings are allocated to common stock and the Series B Preferred Stock according to their respective participation rights in undistributed earnings, as if all the earnings for the period had been distributed. This allocation to the Series B Preferred Stock holders reduced Net income attributable to common stockholders, resulting in a lower basic and dilutive earnings per share amount. Variability may result in our calculation of earnings per share from period to period depending on whether the application of the two-class method is required.

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

The following tables summarize basic and dilutive earnings per share (in millions, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic earnings per share
Net income attributable to stockholders(a)	$1,846	$2,992	$3,161	$6,358
Less: cumulative dividends on preferred stock and undistributed earnings allocated to Series B Preferred Stock participating security(b)	(359)	(468)	(670)	(971)
Net income attributable to common stockholders	$1,487	$2,524	$2,491	$5,387
Weighted-average common shares outstanding - basic	1,569	1,505	1,571	1,505
Basic earnings per common share	$0.95	$1.68	$1.59	$3.58
Diluted earnings per share
Net income attributable to stockholders(a)	$1,846	$2,992	$3,161	$6,358
Less: cumulative dividends on preferred stock and undistributed earnings allocated to Series B Preferred Stock participating security(c)	(350)	(447)	(655)	(924)
Net income attributable to common stockholders	$1,496	$2,545	$2,506	$5,434
Weighted-average shares outstanding - diluted
Weighted-average common shares outstanding - basic	1,569	1,505	1,571	1,505
Dilutive effect of warrants	98	147	106	154
Dilutive effect of restricted stock units (RSUs)	4	2	4	2
Weighted-average common shares outstanding - diluted	1,671	1,654	1,681	1,661
Diluted earnings per common share	$0.90	$1.54	$1.49	$3.27
__________

(a)	Includes earned but undistributed dividends of $26 million on our Series A Preferred Stock and $20 million on our Series B Preferred Stock in the three and six months ended June 30, 2012 and 2011.

(b)
Includes cumulative dividends on preferred stock of $214 million and earnings of $145 million that have been allocated to the Series B Preferred Stock holders in the three months ended June 30, 2012 and cumulative dividends on preferred stock of $214 million and earnings of $254 million that have been allocated to the Series B Preferred Stock holders in the three months ended June 30, 2011. Includes cumulative dividends on preferred stock of $429 million and earnings of $241 million that have been allocated to the Series B Preferred Stock holders in the six months ended June 30, 2012 and cumulative dividends on preferred stock of $429 million and earnings of $542 million allocated to the Series B Preferred Stock holders in the six months ended June 30, 2011.

(c)
Includes cumulative dividends on preferred stock of $214 million and earnings of $136 million that have been allocated to the Series B Preferred Stock holders in the three months ended June 30, 2012 and cumulative dividends on preferred stock of $214 million and earnings of $233 million that have been allocated to the Series B Preferred Stock holders in the three months ended June 30, 2011. Includes cumulative dividends on preferred stock of $429 million and earnings of $226 million that have been allocated to the Series B Preferred Stock holders in the six months ended June 30, 2012 and cumulative dividends on preferred stock of $429 million and earnings of $495 million that have been allocated to the Series B Preferred Stock holders in the six months ended June 30, 2011.

Three and Six Months Ended June 30, 2012

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

In 2011 MLC distributed all of its 272 million warrants for our common stock to its unsecured creditors and the GUC Trust. The warrant holders may exercise the warrants at any time prior to their respective expiration dates. Upon exercise of the warrants the shares issued will be included in the number of basic shares outstanding used in the computation of earnings per share.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Warrants to purchase 313 million shares of our common stock were outstanding at June 30, 2012, of which 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares. Under the treasury stock method, the assumed exercise of the remaining warrants resulted in 98 million and 106 million dilutive shares in the three and six months ended June 30, 2012.

Diluted earnings per share included the effect of 17 million unvested RSUs granted to certain global executives. The Adjustment Shares were excluded from the computation of basic and diluted earnings per share as the condition that would result in the issuance of the Adjustment Shares was not satisfied.

Three and Six Months Ended June 30, 2011

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

Warrants to purchase 317 million shares of our common stock were outstanding, of which 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of our common stock. Under the treasury stock method, the assumed exercise of warrants to purchase the remaining warrants resulted in 147 million and 154 million dilutive shares in the three and six months ended June 30, 2011.

Diluted earnings per share included the effect of 14 million unvested RSUs granted to certain global executives. The Adjustment Shares were excluded from the computation of basic and diluted earnings per share as the condition that would result in the issuance of the Adjustment Shares was not satisfied.

In July 2011 the 61 million shares of common stock contributed to our pension plans in January 2011 met the criteria to qualify as plan assets for accounting purposes. These shares were not considered outstanding for earnings per share purposes in the three and six months ended June 30, 2011.

Note 21. Stock Incentive Plans

Long-Term Incentive Plan

We granted 7 million and 5 million RSUs valued at the grant date fair value of our common stock in the six months ended June 30, 2012 and 2011. These awards granted either cliff vest or ratably vest generally over a three-year service period, as defined in the terms of each award. We have elected to record compensation cost for these awards on a straight-line basis over the entire vesting period. Our policy is to issue new shares upon settlement of RSUs.

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

Salary Stock

In the six months ended June 30, 2012 and 2011 a portion of each participant's salary accrued on each salary payment date converted to RSUs on a quarterly basis. The awards are fully vested and nonforfeitable upon grant, therefore compensation cost is fully recognized on the date of grant. In March 2012 we amended the plan to provide for cash settlement of awards. As a result

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

we will now settle these awards in cash and we reclassified $97 million from Capital surplus to Accrued liabilities and Other liabilities and deferred income taxes. The liability for these awards is remeasured to fair value at the end of each reporting period. Prior to this amendment it was our policy to issue new shares upon settlement of these awards.

RSUs

The following table summarizes information about the RSUs under our stock incentive plans (RSUs in millions):

	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term
RSUs outstanding at January 1, 2012	22.5	$23.01	1.1
Granted	8.0	$25.11
Settled	(1.9)	$31.65
Forfeited or expired	(0.7)	$25.02
RSUs outstanding at June 30, 2012	27.9	$22.95	1.2
RSUs unvested and expected to vest at June 30, 2012	18.0	$23.62	1.5
RSUs vested and payable at June 30, 2012	9.3	$21.47	—

The following table summarizes compensation expense recorded for our stock incentive plans (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Compensation expense	$55	$60	$127	$113

The compensation cost of each RSU that will be settled in equity is based on the fair value of our common stock on the date of grant or, for those RSUs reclassified from liability to equity-based awards, the fair value of our common stock as of the date of the public offering.

At June 30, 2012 the total unrecognized compensation expense for nonvested equity awards was $307 million. This expense is expected to be recorded over a weighted-average period of 1.5 years.

The total fair value of RSUs that vested in the six months ended June 30, 2012 and 2011 was $82 million and $49 million.

Note 22. Ally Financial

Transactions with Ally Financial

The following tables summarize the financial statement effects of and maximum obligations under agreements with Ally Financial (dollars in millions):

	June 30, 2012	December 31, 2011
Residual support(a)
Receivables (liabilities) recorded	$(19)	$6
Maximum obligation	$87	$40
Risk sharing(a)
Liabilities recorded	$8	$66
Maximum obligation	$17	$88
Vehicle repurchase obligations(b)
Maximum obligations	$21,989	$19,779
Fair value of guarantee	$16	$17

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

__________

(a)
Represents receivables and liabilities recorded and maximum obligations for agreements entered into prior to December 31, 2008. Agreements entered into after December 31, 2008 have not included residual support or risk sharing programs. In the six months ended June 30, 2012 and 2011 favorable adjustments to our residual support and risk sharing liabilities of $73 million and $323 million were recorded in the U.S. due to increases in estimated and actual residual values at contract termination.

(b)
The maximum potential amount of future payments required to be made to Ally Financial under this guarantee is based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
U.S. marketing incentives and lease residual payments	$477	$425	$811	$970
Exclusivity fee income	$18	$22	$38	$46

Balance Sheet

The following table summarizes the balance sheet effects of transactions with Ally Financial (dollars in millions):

	June 30, 2012	December 31, 2011
Assets
Accounts and notes receivable, net(a)	$257	$243
Liabilities
Accounts payable(b)	$31	$59
Short-term debt and current portion of long-term debt(c)	$925	$1,068
Accrued liabilities and other liabilities(d)	$833	$650
Long-term debt(e)	$8	$8
Other non-current liabilities(f)	$27	$35
__________

(a)	Represents wholesale settlements due from Ally Financial and receivables for exclusivity fees and royalties.

(b)	Represents amounts billed to us and payable related to incentive programs.

(c)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest.

(d)
Represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial in North America. This includes the estimated amount of residual and rate support accrued, capitalized cost reduction incentives and amounts owed under lease pull-ahead programs.

(e)	Represents the long-term portion of term loans from Ally Financial to certain consolidated dealerships.

(f)	Represents the long-term portion of liabilities for marketing incentives on vehicles financed by Ally Financial.

Statement of Operations

The following table summarizes the income statement effects of transactions with Ally Financial (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total net sales and revenue (decrease)(a)	$(535)	$(43)	$(1,285)	$(617)
Automotive cost of sales and other automotive expenses(b)	$3	$4	$7	$8
Interest income and other non-operating income, net(c)	$20	$29	$42	$85
Automotive interest expense(d)	$14	$19	$8	$37
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

(c)
Represents income on investments in Ally Financial preferred stock (through March 31, 2011) and exclusivity and royalty fee income. Included in this amount is rental income related to Ally Financial's primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires in November 2016.

(d)	Represents interest incurred on notes payable and wholesale settlements. In January 2012 we received $21 million from Ally Financial as part of a settlement of previously overcharged interest.

Fair Value of Ally Financial Common Stock

At June 30, 2012 and December 31, 2011 we held a 9.9% common equity ownership in Ally Financial. Our entire equity ownership is held indirectly through an independent trust which has the sole authority to vote the shares and is required to dispose of all Ally Financial common stock by December 24, 2013.

We estimated the fair value of Ally Financial common stock using a market approach that applies the average price to tangible book value multiples of comparable companies to the consolidated Ally Financial tangible book value. The significant inputs used in our fair value analyses included Ally Financial's June 30, 2012 and December 31, 2011 financial statements, financial statements and price to tangible book value multiples of comparable companies in the banking and finance industry, and the effects of certain Ally Financial shareholder rights described below. The measurement of Ally Financial common stock is a Level 3 fair value measurement.

At December 31, 2011 we determined the carrying amount of our investment in Ally Financial common stock exceeded our estimate of its fair value. Our estimate of fair value resulted from broader macroeconomic uncertainties and volatility in the financial markets including the eurozone debt crisis, continued heightened risk of recession and concerns about Ally Financial's mortgage related operations. Our estimate considered the potential effect of contractual provisions held by the United States Department of the Treasury who may receive incremental ownership interest in Ally Financial depending upon Ally Financial's equity value at the time of a successful public offering or private sale. These contractual provisions could result in significant dilution of our ownership interest. Based on an evaluation of the duration and severity of this decline in fair value, we concluded the impairment was other-than-temporary. As a result we recorded an impairment charge of $555 million in Interest income and other non-operating income, net to reduce our investment to its estimated fair value of $403 million.

The following table summarizes the carrying amount and estimated fair value of Ally Financial common stock (dollars in millions):

	June 30, 2012	December 31, 2011
Carrying amount	$404	$403
Fair value	$436	$403

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

GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the following four brands:

• Buick	• Cadillac	• Chevrolet	• GMC

The demands of customers outside of North America are primarily met with vehicles developed, manufactured and/or marketed under the following brands:

• Buick	• Chevrolet	• Holden	• Vauxhall
• Cadillac	• GMC	• Opel

At June 30, 2012 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, including GM Korea, SGM, SGMW, FAW-GM and HKJV. These companies design, manufacture and market vehicles under the following brands:

• Alpheon	• Buick	• Chevrolet	• Wuling
• Baojun	• Cadillac	• Jiefang

Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

In 2012 we recorded gains and losses on extinguishment of debt within Corporate for segment reporting purposes. Previously gains and losses on extinguishment of debt were recorded within the applicable automotive segments. This change is consistent with how management currently views the results of our operations.

All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended June 30, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$21,553	$5,532	$5,915	$4,117	$10	$—	$37,127	$—	$—	$37,127
GM Financial revenue	—	—	—	—	—	—	—	487	—	487
Intersegment	1,347	362	1,030	62	—	(2,802)	(1)	—	1	—
Total net sales and revenue	$22,900	$5,894	$6,945	$4,179	$10	$(2,802)	$37,126	$487	$1	$37,614

Income (loss) before automotive interest and income taxes-adjusted	$1,965	$(361)	$557	$(19)	$(236)	$(4)	$1,902	$217	$—	$2,119
Adjustments	$—	$—	$—	$—	—	$—	$—	—	$—	—
Corporate interest income					86					86
Automotive interest expense					118					118
Income (loss) before income taxes					(268)			217		2,087
Income tax expense					132			109		241
Net income (loss) attributable to stockholders					$(400)			$108		$1,846

Equity in net assets of nonconsolidated affiliates	$64	$49	$6,942	$3	$—	$—	$7,058	$—	$—	$7,058
Total assets	$89,874	$15,872	$23,481	$12,629	$29,804	$(33,780)	$137,880	$14,673	$(566)	$151,987
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$894	$295	$149	$117	$14	$(1)	$1,468	$54	$(2)	$1,520
Equity income, net of tax and gain on disposal of investments	$2	$—	$298	$—	$—	$—	$300	$—	$—	$300

Significant non-cash charges not classified as adjustments
Impairment charges related to long-lived assets	$21	$—	$2	$—	$—	$—	$23	$—	$—	$23
Impairment charges related to equipment on operating leases	14	61	—	—	—	—	75	—	—	75
Total significant non-cash charges	$35	$61	$2	$—	$—	$—	$98	$—	$—	$98

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Six Months Ended June 30, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$44,728	$10,787	$10,931	$7,984	$25	$—	$74,455	$—	$—	$74,455
GM Financial revenue	—	—	—	—	—	—	—	918	—	918
Intersegment	2,348	620	2,074	134	—	(5,177)	(1)	—	1	—
Total net sales and revenue	$47,076	$11,407	$13,005	$8,118	$25	$(5,177)	$74,454	$918	$1	$75,373

Income (loss) before automotive interest and income taxes-adjusted	$3,656	$(617)	$1,086	$64	$(255)	$(31)	$3,903	$398	$—	$4,301
Adjustments(a)	$—	$(590)	$(22)	$—	—	$—	$(612)	—	$—	(612)
Corporate interest income					175					175
Automotive interest expense					228					228
Loss on extinguishment of debt					18			—		18
Income (loss) before income taxes					(326)			398		3,618
Income tax expense					274			183		457
Net income (loss) attributable to stockholders					$(600)			$215		$3,161

Expenditures for property	$2,241	$624	$616	$538	$33	$—	$4,052	$7	$—	$4,059
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,782	$575	$278	$235	$26	$(1)	$2,895	$97	$(4)	$2,988
Equity income, net of tax and gain on disposal of investments	$4	$—	$719	$—	$—	$—	$723	$—	$—	$723

Significant non-cash charges not classified as adjustments in (a)
Impairment charges related to long-lived assets	$45	$—	$8	$1	$—	$—	$54	$—	$—	$54
Impairment charges related to equipment on operating leases	34	96	—	—	—	—	130	—	—	130
Total significant non-cash charges	$79	$96	$8	$1	$—	$—	$184	$—	$—	$184
__________

(a)	Consists of Goodwill impairment charges of $590 million in GME and $22 million in GMIO.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Three Months Ended June 30, 2011
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$22,097	$7,128	$5,505	$4,299	$14	$—	$39,043	$—	$—	$39,043
GM Financial revenue	—	—	—	—	—	—	—	330	—	330
Intersegment(a)	1,031	331	897	64	—	(2,323)	—	—	—	—
Total net sales and revenue	$23,128	$7,459	$6,402	$4,363	$14	$(2,323)	$39,043	$330	$—	$39,373

Income (loss) before automotive interest and income taxes-adjusted	$2,249	$102	$573	$57	$(138)	$(25)	$2,818	$144	$—	$2,962
Adjustments	$—	$—	$—	$—	—	$—	$—	—	$—	—
Corporate interest income					124					124
Automotive interest expense					155					155
Income (loss) before income taxes					(169)			144		2,931
Income tax benefit					(44)			(17)		(61)
Net income (loss) attributable to stockholders					$(125)			$161		$2,992

Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$990	$374	$123	$115	$13	$—	$1,615	$19	$—	$1,634
Equity income, net of tax and gain on disposal of investments	$3	$—	$379	$—	$—	$—	$382	$—	$—	$382
Significant non-cash charges not classified as adjustments
Impairment charges related to long-lived assets	$17	$—	$—	$1	$—	$—	$18	$—	$—	$18
Impairment charges related to equipment on operating leases	45	29	—	—	—	—	74	—	—	74
Total significant non-cash charges	$62	$29	$—	$1	$—	$—	$92	$—	$—	$92
__________

(a)	Presentation of intersegment sales has been adjusted to conform to the current presentation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Six Months Ended June 30, 2011
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$43,380	$13,390	$9,997	$8,145	$30	$—	$74,942	$—	$—	$74,942
GM Financial revenue	—	—	—	—	—	—	—	625	—	625
Intersegment(a)	1,858	939	1,613	114	—	(4,524)	—	—	—	—
Total net sales and revenue	$45,238	$14,329	$11,610	$8,259	$30	$(4,524)	$74,942	$625	$—	$75,567

Income (loss) before automotive interest and income taxes-adjusted	$3,502	$107	$1,159	$147	$(158)	$(27)	$4,730	$274	$—	$5,004
Adjustments(b)	$1,645	$(395)	$(106)	$—	339	$—	$1,483	—	$—	1,483
Corporate interest income					251					251
Automotive interest expense					304					304
Income before income taxes					128			274		6,434
Income tax expense					22			54		76
Net income attributable to stockholders					$106			$220		$6,358

Expenditures for property	$1,247	$440	$428	$357	$26	$(4)	$2,494	$4	$—	$2,498
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,967	$714	$239	$231	$26	$—	$3,177	$33	$—	$3,210
Equity income, net of tax and gain on disposal of investments	$1,732	$—	$794	$—	$—	$—	$2,526	$—	$—	$2,526
Significant non-cash charges not classified as adjustments in (b)
Impairment charges related to long-lived assets	$40	$—	$2	$2	$—	$—	$44	$—	$—	$44
Impairment charges related to equipment on operating leases	60	53	—	—	—	—	113	—	—	113
Total significant non-cash charges	$100	$53	$2	$2	$—	$—	$157	$—	$—	$157
__________

(a)	Presentation of intersegment sales has been adjusted to conform to the current presentation.

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

Change in Presentation of Financial Statements

In 2012 we changed the presentation of our condensed consolidated balance sheet, condensed consolidated statements of cash flows and certain notes to the condensed consolidated financial statements to classify the assets and liabilities of GM Financial as current or non-current and to combine line items which were either of a related nature or not individually material. We have made corresponding reclassifications to the comparable information for all periods presented.

Overview

Automotive

Our vision is to design, build and sell the world's best vehicles. We offer a global vehicle portfolio of cars, crossovers and trucks. We are committed to leadership in vehicle design, quality, reliability, telematics and infotainment and safety, as well as to developing key energy efficiency and diversity and advanced propulsion technologies, including electric vehicles. Our business is diversified across products and geographic markets. We meet the local sales and service needs of our retail and fleet customers with a global network of independent dealers. In the six months ended June 30, 2012, 71.8% of our vehicle sales volume was generated outside the U.S.

Our automotive business is organized into four geographically-based segments:

•	GMNA, with sales, manufacturing and distribution operations in the U.S., Canada and Mexico and sales and distribution

GENERAL MOTORS COMPANY AND SUBSIDIARIES

operations in Central America and the Caribbean, represented 32.6% of our vehicle sales volume in the six months ended June 30, 2012 and we had the largest market share in this market at 17.1%.

•
GME has sales, manufacturing and distribution operations across Western and Central Europe. GME's vehicle sales volume, which in addition to Western and Central Europe, includes Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others) represented 18.3% of our vehicle sales volume in the six months ended June 30, 2012. In the six months ended June 30, 2012 we estimate we had the number four market share in this market at 8.5%. GMIO distributes Chevrolet brand vehicles which, when sold in Europe, are included in GME vehicle sales volume and market share data.

•
GMIO has sales, manufacturing and distribution operations in Asia-Pacific, Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others), Africa and the Middle East. GMIO's vehicle sales volume, which includes Asia-Pacific, Africa and the Middle East is our largest segment by vehicle sales volume. GMIO represented 38.3% of our global vehicle sales volume, including sales through our joint ventures, in the six months ended June 30, 2012. In the six months ended June 30, 2012 we estimate we had the number two market share in this market at 9.3% and the number one market share in China. In the six months ended June 30, 2012 GMIO derived 79.1% of its vehicle sales volume from China. GMIO records the financial results of Chevrolet brand vehicles that it distributes and sells in Europe.

•
GMSA, with sales, manufacturing, distribution and financing operations in Brazil, Argentina, Colombia, Ecuador and Venezuela as well as sales and distribution operations in Bolivia, Chile, Paraguay, Peru and Uruguay, represented 10.8% of our vehicle sales volume in the six months ended June 30, 2012. In the six months ended June 30, 2012 we estimate we had the largest market share in this market at 18.2%. We had the number three market share in Brazil. In the six months ended June 30, 2012 GMSA derived 57.7% of its vehicle sales volume from Brazil.

Based upon our current outlook, we expect the average of GMNA's results for the second and third quarters of 2012 to approximate the results of the first quarter.

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

In April 2012 GM Financial commenced commercial lending activities in the U.S. centered on floor plan financing of dealer vehicle inventory and dealer loans to finance dealer sites, facilities, facility improvements and working capital. These loans are made on a secured basis. We believe the availability of financing for our dealers is important to our business.

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

The following tables summarize certain key operational and financial data for the China JVs (dollars in millions, vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total wholesale vehicles(a)	696	586	1,452	1,272
Market share(b)	13.7%	13.2%	14.5%	13.4%
Total net sales and revenue	$7,577	$7,287	$16,270	$15,146
Net income	$707	$810	$1,594	$1,754
__________

(a)	Including vehicles exported to markets outside of China.

(b)	Market share for China market.

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$3,791	$4,679
Debt	$98	$106

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

In 2012 in order to increase our competitiveness and benefit from increased financing sources, we entered into arrangements with banks to provide incentivized retail financing to our customers in the U.S. and Canada and our Vauxhall customers in the U.K.

We will continue to expand the business of GM Financial in targeted areas that we view as strategic and to otherwise evaluate opportunities in specific segments of the automotive financing market, both in the U.S. and internationally. We expect any expansion of GM Financial or any arrangements with other financing providers will complement our important relationship with Ally Financial.

European Outlook

In the first half of 2012 the European automotive industry has been severely affected by the ongoing sovereign debt crisis, high unemployment and a lack of consumer confidence coupled with overcapacity. European automotive industry vehicle sales to retail and fleet customers were 10.0 million units in the six months ended June 30, 2012, representing a 4.9% decrease compared to the corresponding period in 2011. In the six months ended June 30, 2012 GME's market share declined to 8.5% from 8.8% in the year ended December 31, 2011 and the region suffered EBIT (loss)-adjusted of $0.6 billion in the six months ended June 30, 2012 compared to EBIT-adjusted of $0.1 billion in the corresponding period in 2011.

In response, we are implementing and executing various actions to strengthen our European operations and increase our competitiveness. The key areas of the plan include: (1) investments in our product portfolio; (2) a revised brand strategy; and (3) reducing material, development and production costs and further leveraging synergies from the alliance between the Company and Peugeot S.A. (PSA), as subsequently discussed.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Notwithstanding the above we believe it is likely that adverse economic conditions, and their effect on the European automotive industry, will not improve significantly during the remainder of 2012 and we expect to incur substantial losses in the region as a result. In addition, the success of our plan will depend on a combination of our ability to execute the actions contemplated, as well as external factors which are outside of our control.

Should there be a further deterioration in the outlook and in our ability to generate cash in the region we may be required to test certain long-lived assets for recoverability. If the result of such analysis indicates that the carrying amount of such assets exceeds their estimated fair value, the resulting non-cash impairment charge may have a material effect on our results of operations.

Alliance with Peugeot S.A.

In February 2012 we entered into an agreement with PSA to create a long-term and broad-scale global strategic alliance that is expected to leverage the combined strengths and capabilities of the two companies, contribute to our profitability and improve our competitiveness in Europe. In connection with the alliance, in March 2012 we acquired a seven percent equity stake in PSA for $0.4 billion and in June 2012 we entered into a long-term exclusive service agreement with Gefco, a wholly-owned subsidiary of PSA, to provide logistics services in Europe beginning in 2013. The alliance is structured around two main pillars: the sharing of vehicle platforms, components and modules and the creation of a global purchasing joint venture for the sourcing of commodities, components and other goods and services. The implementation of the strategic alliance is subject to the execution of various definitive agreements which will outline the terms of the joint business activities.

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

Through June 30, 2012 separation and early retirement programs in Germany had a total cost of $0.3 billion and affected a total of 1,900 employees. We expect to complete these programs in 2013 and incur an additional $0.1 billion, which will affect an additional 350 employees.

In the three months ended June 30, 2012 additional programs were implemented in GMIO and GMSA, which recorded charges of $22 million and $0.1 billion.

Benefit Plan Changes

U.S. Salaried Pension Plan

In January 2012 we amended the U.S. salaried pension plan to cease the accrual of additional benefits effective September 30, 2012. This amendment resulted in a curtailment which decreased the liability and decreased the net actuarial loss component of Accumulated other comprehensive income by $0.3 billion. Active plan participants will receive additional contributions in the defined contribution plan starting in October 2012.

In May 2012 we entered into an agreement in which the salaried pension plan will purchase a group annuity contract from an insurance company that requires the insurance company to pay and administer future annuity payments to certain of our salaried retirees. In addition, certain retired participants in the salaried plan are being offered lump-sum distributions. Retired salaried employees that are not offered lump-sum distributions or those that decline the lump-sum offer will receive annuity payments from the insurance company in accordance with the terms of the group annuity contract. We expect to incur pre-tax special charges in the range of $2.5 billion to $3.5 billion ($3.0 billion to $4.0 billion after tax) in the second half of 2012. The tax expense of $0.5 billion would result from the removal of income tax allocations between Accumulated other comprehensive income and operations in prior years. However, due to the magnitude of the pension obligations being settled and the interest rate sensitivity of the transactions, it is possible that the ultimate amount of special charges could be outside of this range when the transactions

GENERAL MOTORS COMPANY AND SUBSIDIARIES

are completed. The ongoing annual impact to earnings will be approximately $200 million unfavorable due to a decrease in pension income. Upon completion we expect to account for the transactions as a settlement of pension obligations of approximately $26 billion.

In August 2012, the U.S. salaried pension plan was amended to create a legally separate new defined benefit pension plan for primarily active and terminated vested participants. The underlying benefits offered to plan participants were unchanged. The existing plan will primarily cover retirees receiving payments. We expect to settle the existing plan by December 31, 2012 through lump-sum distributions and the purchase of a group annuity contract from an insurance company, as previously discussed, and the plan will subsequently be terminated. Accordingly, we will remeasure the U.S. salaried pension plan in August 2012.

Canadian Salaried Benefit Plans

In June 2012 we amended the Canadian salaried pension plan to cease the accrual of additional benefits effective January 1, 2013. Active plan participants will receive additional contributions in the defined contribution plan starting in January 2013. We also amended the Canadian salaried retiree healthcare plan to eliminate post-65 healthcare benefits for employees retiring on or after July 1, 2014. In conjunction with this change we amended the plan to offer either a monthly monetary payment to a defined contribution plan for health care or an annual lump-sum cash payment to a defined contribution plan for health care in lieu of the benefit coverage provisions formerly provided under the healthcare plan.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidating Results of Operations
(Dollars in Millions)

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	Automotive	GM Financial	Eliminations	Consolidated	Automotive	GM Financial	Eliminations	Consolidated
Net sales and revenue
Automotive sales and revenue	$37,126	$—	$1	$37,127	$39,043	$—	$—	$39,043
GM Financial revenue	—	487	—	487	—	330	—	330
Total net sales and revenue	37,126	487	1	37,614	39,043	330	—	39,373
Costs and expenses
Automotive cost of sales	32,675	—	3	32,678	33,793	—	—	33,793
GM Financial operating expenses	—	93	—	93	—	86	—	86
GM Financial interest expense	—	64	—	64	—	42	—	42
GM Financial other expenses	—	113	(2)	111	—	58	—	58
Automotive selling, general and administrative expense	2,842	—	—	2,842	2,924	—	—	2,924
Other automotive expenses, net	5	—	—	5	19	—	—	19
Goodwill impairment charges	—	—	—	—	—	—	—	—
Total costs and expenses	35,522	270	1	35,793	36,736	186	—	36,922
Operating income	1,604	217	—	1,821	2,307	144	—	2,451
Automotive interest expense	118	—	—	118	155	—	—	155
Interest income and other non-operating income, net	139	—	—	139	308	—	—	308
Loss on extinguishment of debt	—	—	—	—	10	—	—	10
Income before income taxes and equity income	1,625	217	—	1,842	2,450	144	—	2,594
Income tax expense (benefit)	132	109	—	241	(44)	(17)	—	(61)
Equity income, net of tax and gain on disposal of investments	300	—	—	300	382	—	—	382
Net income	1,793	108	—	1,901	2,876	161	—	3,037
Net income attributable to noncontrolling interests	(55)	—	—	(55)	(45)	—	—	(45)
Net income attributable to stockholders	$1,738	$108	$—	$1,846	$2,831	$161	$—	$2,992

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	Automotive	GM Financial	Eliminations	Consolidated	Automotive	GM Financial	Eliminations	Consolidated
Net sales and revenue
Automotive sales and revenue	$74,454	$—	$1	$74,455	$74,942	$—	$—	$74,942
GM Financial revenue	—	918	—	918	—	625	—	625
Total net sales and revenue	74,454	918	1	75,373	74,942	625	—	75,567
Costs and expenses
Automotive cost of sales	65,583	—	5	65,588	65,478	—	—	65,478
GM Financial operating expenses	—	191	—	191	—	162	—	162
GM Financial interest expense	—	127	—	127	—	83	—	83
GM Financial other expenses	—	202	(4)	198	—	106	—	106
Automotive selling, general and administrative expense	5,815	—	—	5,815	5,918	—	—	5,918
Other automotive expenses, net	20	—	—	20	25	—	—	25
Goodwill impairment charges	617	—	—	617	395	—	—	395
Total costs and expenses	72,035	520	1	72,556	71,816	351	—	72,167
Operating income	2,419	398	—	2,817	3,126	274	—	3,400
Automotive interest expense	228	—	—	228	304	—	—	304
Interest income and other non-operating income, net	414	—	—	414	912	—	—	912
Loss on extinguishment of debt	18	—	—	18	10	—	—	10
Income before income taxes and equity income	2,587	398	—	2,985	3,724	274	—	3,998
Income tax expense	274	183	—	457	22	54	—	76
Equity income, net of tax and gain on disposal of investments	723	—	—	723	2,526	—	—	2,526
Net income	3,036	215	—	3,251	6,228	220	—	6,448
Net income attributable to noncontrolling interests	(90)	—	—	(90)	(90)	—	—	(90)
Net income attributable to stockholders	$2,946	$215	$—	$3,161	$6,138	$220	$—	$6,358

Production and Retail Vehicle Sales Volume

Management believes that production volume and retail vehicle sales data provide meaningful information regarding our automotive operating results. Production volumes manufactured by our assembly facilities are generally aligned with current period net sales and revenue, as we generally recognize revenue either upon the release of the vehicle to the carrier responsible for transporting it to a dealer, or when the vehicle is delivered to a dealer. Retail vehicle sales data, which represents estimated sales to the end customer, including fleets, does not correlate directly to the revenue we recognize during the period. However, retail vehicle sales data is indicative of the underlying demand for our vehicles and is the basis for our market share.

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

Production volume includes vehicles produced by certain joint ventures. The joint venture agreements with SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture production in China. The following table summarizes total production volume (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
GMNA
Cars	327	308	648	593
Trucks	510	516	1,051	1,017
Total GMNA	837	824	1,699	1,610
GME	230	326	522	670
GMIO
Consolidated entities	309	310	584	567
Joint ventures
SGMW	373	284	759	603
SGM	299	292	604	583
FAW-GM	9	10	28	25
Other	105	107	187	191
Total GMIO	1,095	1,003	2,162	1,969
GMSA	231	247	433	478
Worldwide	2,393	2,400	4,816	4,727

Vehicle Sales
The following tables summarize total industry sales of new motor vehicles of domestic and foreign makes and the related competitive position (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Vehicle Sales(a)(b)(c) Three Months Ended June 30,
	2012			2011
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
GMNA
United States	3,885	707	18.2%	3,339	669	20.0%
Canada	515	67	13.1%	483	74	15.2%
Mexico	238	43	18.1%	210	39	18.4%
Other	74	3	3.5%	66	2	3.8%
Total GMNA	4,712	820	17.4%	4,098	784	19.1%
GME
United Kingdom	565	68	12.0%	543	72	13.3%
Germany	943	76	8.0%	943	84	8.9%
Italy	437	35	8.1%	553	45	8.1%
Russia	803	80	10.0%	734	70	9.5%
Uzbekistan	29	28	96.0%	32	31	95.9%
France	658	34	5.1%	706	37	5.2%
Spain	226	21	9.3%	268	25	9.2%
Other	1,487	112	7.6%	1,621	125	7.7%
Total GME	5,149	454	8.8%	5,402	488	9.0%
GMIO
China(d)	4,880	672	13.8%	4,384	588	13.4%
Australia	288	27	9.5%	248	33	13.3%
South Korea	397	40	10.0%	402	39	9.8%
Middle East Operations	302	34	11.1%	251	36	14.5%
India(d)	838	21	2.5%	773	27	3.4%
Egypt	46	12	26.4%	45	12	25.8%
Other	2,601	57	2.2%	1,808	40	2.2%
Total GMIO	9,351	863	9.2%	7,911	775	9.8%
GMSA
Brazil	899	154	17.1%	912	161	17.6%
Argentina	207	33	15.9%	213	34	16.0%
Colombia	79	21	27.0%	80	27	33.5%
Venezuela	34	10	29.4%	31	13	42.4%
Other	181	36	19.9%	187	39	21.0%
Total GMSA	1,400	254	18.2%	1,423	274	19.3%
Total Worldwide	20,611	2,391	11.6%	18,834	2,320	12.3%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Vehicle Sales(a)(b)(c) Six Months Ended June 30,
	2012			2011
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
GMNA
United States	7,426	1,316	17.7%	6,452	1,262	19.6%
Canada	886	117	13.2%	823	125	15.2%
Mexico	479	87	18.1%	428	77	18.0%
Other	146	5	3.4%	132	5	3.6%
Total GMNA	8,937	1,524	17.1%	7,836	1,468	18.7%
GME
United Kingdom	1,205	138	11.5%	1,184	153	12.9%
Germany	1,792	140	7.8%	1,783	153	8.6%
Italy	881	68	7.7%	1,126	89	7.9%
Russia	1,433	136	9.5%	1,266	113	8.9%
Uzbekistan	53	50	93.2%	57	55	95.1%
France	1,282	61	4.8%	1,477	74	5.0%
Spain	456	40	8.8%	509	46	9.0%
Other	2,921	218	7.5%	3,137	240	7.6%
Total GME	10,023	852	8.5%	10,540	922	8.7%
GMIO
China(d)	9,782	1,417	14.5%	9,419	1,273	13.5%
Australia	548	56	10.3%	496	63	12.6%
South Korea	757	72	9.5%	791	69	8.8%
Middle East Operations	616	65	10.5%	503	66	13.1%
India(d)	1,889	49	2.6%	1,681	55	3.3%
Egypt	89	23	26.2%	77	21	26.6%
Other	5,552	109	2.0%	4,117	80	1.9%
Total GMIO	19,234	1,791	9.3%	17,085	1,627	9.5%
GMSA
Brazil	1,717	291	16.9%	1,737	303	17.5%
Argentina	462	74	16.1%	445	70	15.7%
Colombia	160	45	28.3%	158	53	33.3%
Venezuela	68	23	34.1%	57	24	42.3%
Other	355	70	19.8%	347	72	20.7%
Total GMSA	2,761	504	18.2%	2,744	522	19.0%
Total Worldwide	40,955	4,671	11.4%	38,205	4,538	11.9%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Vehicle Sales(a)(b)(c) Three Months Ended June 30,
	2012			2011
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
United States
Cars	1,927	296	15.4%	1,634	302	18.5%
Trucks	1,008	236	23.4%	879	209	23.8%
Crossovers	950	176	18.5%	825	158	19.2%
Total United States	3,885	707	18.2%	3,339	669	20.0%
Canada, Mexico and Other	827	113	13.6%	760	115	15.1%
Total GMNA	4,712	820	17.4%	4,098	784	19.1%

	Vehicle Sales(a)(b)(c) Six Months Ended June 30,
	2012			2011
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
United States
Cars	3,719	552	14.8%	3,132	534	17.0%
Trucks	1,924	444	23.1%	1,693	411	24.3%
Crossovers	1,783	320	17.9%	1,627	317	19.5%
Total United States	7,426	1,316	17.7%	6,452	1,262	19.6%
Canada, Mexico and Other	1,511	209	13.8%	1,384	207	14.9%
Total GMNA	8,937	1,524	17.1%	7,836	1,468	18.7%
__________

(a)
GMNA vehicle sales primarily represent sales to the end customer. GME, GMIO and GMSA vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale or forecast volumes, are used to estimate vehicle sales.

(b)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(c)	Vehicle sales data may include rounding differences.

(d)	Includes the following joint venture vehicle sales:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Joint venture sales in China
SGM	302	290	640	600
SGMW and FAW-GM	368	296	775	672
Joint venture sales in India
SAIC GM Investment Limited (HKJV)	21	27	49	55

Total Net Sales and Revenue
(Dollars in Millions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
GMNA	$22,900	$23,128	$47,076	$45,238	$(228)	(1.0)%	$1,838	4.1%
GME	5,894	7,459	11,407	14,329	(1,565)	(21.0)%	(2,922)	(20.4)%
GMIO	6,945	6,402	13,005	11,610	543	8.5%	1,395	12.0%
GMSA	4,179	4,363	8,118	8,259	(184)	(4.2)%	(141)	(1.7)%
GM Financial	487	330	918	625	157	47.6%	293	46.9%
Total operating segments	40,405	41,682	80,524	80,061	(1,277)	(3.1)%	463	0.6%
Corporate and eliminations	(2,791)	(2,309)	(5,151)	(4,494)	(482)	(20.9)%	(657)	(14.6)%
Total net sales and revenue	$37,614	$39,373	$75,373	$75,567	$(1,759)	(4.5)%	$(194)	(0.3)%
In the three months ended June 30, 2012 Total net sales and revenue decreased by $1.8 billion (or 4.5%) due primarily to: (1) net foreign currency translation and remeasurement losses of $1.6 billion due to the weakening of major currencies against the U.S. Dollar; (2) decreased wholesale volumes of $1.0 billion; (3) decreased revenues from powertrain and part sales of $0.3 billion due to decreased volumes; (4) reduction in favorable lease residual adjustments of $0.2 billion; (5) decreased revenues of $0.1 billion due to the deconsolidation of VM Motori (VMM) in June 2011; partially offset by (6) favorable vehicle mix of $0.7 billion; (7) favorable vehicle pricing effect of $0.3 billion; and (8) increased GM Financial finance income of $0.2 billion.

In the six months ended June 30, 2012 Total net sales and revenue decreased by $0.2 billion (or 0.3%) due primarily to: (1) net foreign currency translation and remeasurement losses of $2.1 billion due to the weakening of major currencies against the U.S. Dollar; (2) decreased revenues from powertrain and parts sales of $0.5 billion due to decreased volumes; (3) reduction in favorable lease residual adjustments of $0.3 billion; (4) decreased revenues of $0.1 billion due to the deconsolidation of VMM in June 2011; (5) decreased revenues from rental car leases of $0.1 billion; partially offset by (6) favorable vehicle mix of $1.2 billion; (7) favorable vehicle pricing effect of $1.1 billion; (8) increased GM Financial finance income of $0.3 billion; and (9) increased wholesale volumes of $0.2 billion.

Automotive Cost of Sales

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Automotive cost of sales	$32,678	$33,793	$65,588	$65,478	$(1,115)	(3.3)%	$110	0.2%
Automotive gross margin	$4,449	$5,250	$8,867	$9,464	$(801)	(15.3)%	$(597)	(6.3)%

In the three months ended June 30, 2012 Automotive cost of sales decreased by $1.1 billion (or 3.3%), in line with Total net sales and revenue, due primarily to: (1) net foreign currency translation, remeasurement and transaction gains of $1.2 billion due to the weakening of major currencies against the U.S. Dollar; (2) decreased costs of $0.8 billion related to decreased wholesale volumes; (3) decreased costs of $0.2 billion related to powertrain and parts sales; (4) decreased engineering expense of $0.1 billion; (5) decreased policy and warranty expense of $0.1 billion; (6) decreased depreciation and amortization expense of $0.1 billion; (7) decreased material and freight costs of $0.1 billion; (8) decreased costs of $0.1 billion due to the deconsolidation of VMM in June 2011; partially offset by (9) unfavorable vehicle mix of $0.9 billion; (10) increased employee costs of $0.3 billion including decreased net pension and other postretirement benefits (OPEB) income and separation costs; and (11) increased manufacturing expense, including new launches of $0.2 billion.

In the six months ended June 30, 2012 Automotive cost of sales increased by $0.1 billion (or 0.2%) due primarily to: (1) unfavorable vehicle mix of $1.6 billion; (2) increased employee costs of $0.5 billion including decreased net pension and OPEB income and separation costs; (3) increased manufacturing expense, including new launches of $0.3 billion; (4) increased policy and warranty expense of $0.1 billion; partially offset by (5) net foreign currency translation, remeasurement and transaction gains of $2.0 billion due to the weakening of major currencies against the U.S. Dollar; (6) decreased costs of $0.3 billion related to powertrain and parts sales; and (7) decreased costs of $0.1 billion due to the deconsolidation of VMM in June 2011.

Automotive Selling, General and Administrative Expense

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Automotive selling, general and administrative expense	$2,842	$2,924	$5,815	$5,918	$(82)	(2.8)%	$(103)	(1.7)%

In the three months ended June 30, 2012 Automotive selling, general and administrative expense decreased by $0.1 billion (or 2.8%) due primarily to: (1) net foreign currency translation and remeasurement gains of $0.1 billion due to the weakening of major currencies against the U.S. Dollar; (2) the recovery of bad debt of $40 million; partially offset by (3) increased administrative expenses of $0.1 billion.

In the six months ended June 30, 2012 Automotive selling, general and administrative expense decreased by $0.1 billion (or 1.7%) due primarily to: (1) net foreign currency translation and remeasurement gains of $0.2 billion due to the weakening of major currencies against the U.S. Dollar; (2) reduction in bad debt expense of $0.1 billion; partially offset by (3) increased administrative expenses of $0.2 billion.

Goodwill Impairment Charges

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Goodwill impairment charges	$—	$—	$617	$395	$—	—%	$222	56.2%

In the six months ended June 30, 2012 Goodwill impairment charges increased by $0.2 billion (or 56.2%) as we recorded charges of $0.6 billion, primarily in GME. Refer to Note 9 to our condensed consolidated financial statements for additional information related to our Goodwill impairment charges.

Interest Income and Other Non-Operating Income, net

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Interest income and other non-operating income, net	$139	$308	$414	$912	$(169)	(54.9)%	$(498)	(54.6)%

In the three months ended June 30, 2012 Interest income and other non-operating income, net decreased by $0.2 billion (or 54.9%) due primarily to: (1) increased derivative losses of $0.1 billion related to fair value adjustments; and (2) decreased interest income of $38 million.

In the six months ended June 30, 2012 Interest income and other non-operating income, net decreased by $0.5 billion (or 54.6%) due primarily to: (1) decreased other non-operating income of $0.3 billion related to the sale of Ally Financial preferred stock in the six months ended June 30, 2011 that did not recur in the six months ended June 30, 2012; (2) increased derivative losses of $0.2 billion related to fair value adjustments; (3) decreased interest income of $0.1 billion; partially offset by (4) a bargain purchase gain of $50 million related to the acquisition of GMAC South America LLC whose only asset is GMAC de Venezuela CA (GMAC Venezuela) in the six months ended June 30, 2012.

Income Tax Expense (Benefit)

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Income tax expense (benefit)	$241	$(61)	$457	$76	$302	n.m.	$381	n.m.
__________
n.m. = not meaningful

In the three and six months ended June 30, 2012 income tax expense increased by $0.3 billion and $0.4 billion due primarily to the recognition of previously unrecognized tax benefits of $0.2 billion, including reductions to interest expense of $0.1 billion and associated valuation allowances of $0.1 billion in the three months ended June 30, 2011, that did not recur in the three and six

GENERAL MOTORS COMPANY AND SUBSIDIARIES

months ended June 30, 2012.

The recorded effective tax rate is lower than the applicable statutory tax rate in both periods due primarily to income earned in jurisdictions for which a full valuation allowance is recorded.

Equity Income, Net of Tax and Gain on Disposal of Investments

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
China JVs	$331	$379	$750	$829	$(48)	(12.7)%	$(79)	(9.5)%
New Delphi (including gain on disposition)	—	—	—	1,727	—	—%	(1,727)	(100.0)%
Others	(31)	3	(27)	(30)	(34)	n.m.	3	10.0%
Total equity income, net of tax and gain on disposal of investments	$300	$382	$723	$2,526	$(82)	(21.5)%	$(1,803)	(71.4)%
__________
n.m. = not meaningful

In the three months ended June 30, 2012 Equity income, net of tax and gain on disposal of investments decreased by $0.1 billion (or 21.5%) due primarily to decreased equity income from the China JVs.

In the six months ended June 30, 2012 Equity income, net of tax and gain on disposal of investments decreased by $1.8 billion (or 71.4%) due primarily to (1) a $1.6 billion gain related to the sale of our Delphi Automotive LLP (New Delphi) Class A Membership Interests and related equity income in the six months ended June 30, 2011 that did not recur in the six months ended June 30, 2012; and (2) decreased equity income of $0.1 billion from the China JVs.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following tables summarize the reconciliation of our automotive segments EBIT-adjusted and GM Financial's income before income taxes to Net income attributable to stockholders and provide supplemental detail of the adjustments, which are presented net of noncontrolling interests (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
Automotive
EBIT-adjusted
GMNA(a)	$1,965	103.3%	$2,249	79.8%	$3,656	93.7%	$3,502	74.0%
GME(a)	(361)	(19.0)%	102	3.6%	(617)	(15.8)%	107	2.3%
GMIO(a)	557	29.3%	573	20.3%	1,086	27.8%	1,159	24.5%
GMSA(a)	(19)	(1.0)%	57	2.0%	64	1.6%	147	3.1%
Corporate and eliminations	(240)	(12.6)%	(163)	(5.7)%	(286)	(7.3)%	(185)	(3.9)%
Total automotive EBIT-adjusted	1,902	100.0%	2,818	100.0%	3,903	100.0%	4,730	100.0%
Adjustments	—		—		(612)		1,483
Corporate interest income	86		124		175		251
Automotive interest expense	118		155		228		304
Loss on extinguishment of debt	—				18
Automotive Financing
GM Financial income before income taxes	217		144		398		274
Consolidated Income Taxes
Income tax expense (benefit)	241		(61)		457		76
Net income attributable to stockholders	$1,846		$2,992		$3,161		$6,358
__________

(a)
Our automotive operations interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our automotive operating segments between EBIT-adjusted and Net income attributable to stockholders.

	Six Months Ended June 30, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Total
Goodwill impairment charges	$—	$(590)	$(22)	$—	$—	$(612)

	Six Months Ended June 30, 2011
	GMNA	GME	GMIO	GMSA	Corporate	Total
Gain on sale of our Class A Membership Interests in New Delphi	$1,645	$—	$—	$—	$—	$1,645
Goodwill impairment charges	—	(395)	—	—	—	(395)
Charges related to HKJV	—	—	(106)	—	—	(106)
Gain on sale of Ally Financial preferred stock	—	—	—	—	339	339
Total adjustments	$1,645	$(395)	$(106)	$—	$339	$1,483

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidating Financial Condition
(In millions, except share amounts)

	June 30, 2012				December 31, 2011
	Automotive	GM Financial	Eliminations	Consolidated	Automotive	GM Financial	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$21,232	$952	$—	$22,184	$15,499	$572	$—	$16,071
Marketable securities	11,381	—	—	11,381	16,148	—	—	16,148
Restricted cash and marketable securities	223	511	—	734	206	799	—	1,005
Accounts and notes receivable, net	11,096	56	(35)	11,117	9,949	52	(37)	9,964
GM Financial finance receivables, net	—	3,478	—	3,478	—	3,251	—	3,251
Inventories	15,433	—	—	15,433	14,324	—	—	14,324
Equipment on operating leases, net	3,819	—	—	3,819	2,464	—	—	2,464
Other current assets and deferred income taxes	2,052	45	(10)	2,087	1,657	46	(7)	1,696
Total current assets	65,236	5,042	(45)	70,233	60,247	4,720	(44)	64,923
Non-current Assets
Restricted cash and marketable securities	703	343	—	1,046	912	316	—	1,228
GM Financial finance receivables, net	—	6,552	—	6,552	—	5,911	—	5,911
Equity in net assets of nonconsolidated affiliates	7,058	—	—	7,058	6,790	—	—	6,790
Property, net	24,976	50	—	25,026	22,957	47	1	23,005
Goodwill	27,127	1,278	—	28,405	27,741	1,278	—	29,019
Intangible assets, net	9,192	—	—	9,192	10,013	1	—	10,014
GM Financial equipment on operating leases, net	—	1,367	(43)	1,324	—	809	(24)	785
Other assets and deferred income taxes	3,588	41	(478)	3,151	3,200	30	(302)	2,928
Total non-current assets	72,644	9,631	(521)	81,754	71,613	8,392	(325)	79,680
Total Assets	$137,880	$14,673	$(566)	$151,987	$131,860	$13,112	$(369)	$144,603
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$26,390	$69	$(34)	$26,425	$24,531	$58	$(38)	$24,551
Short-term debt and current portion of long-term debt
Automotive	1,360	—	—	1,360	1,682	—	—	1,682
GM Financial	—	3,732	—	3,732	—	4,118	—	4,118
Accrued liabilities	25,006	147	(19)	25,134	22,767	119	(11)	22,875
Total current liabilities	52,756	3,948	(53)	56,651	48,980	4,295	(49)	53,226
Non-current Liabilities
Long-term debt
Automotive	3,783	—	—	3,783	3,613	—	—	3,613
GM Financial	—	5,918	—	5,918	—	4,420	—	4,420
Postretirement benefits other than pensions	6,732	—	—	6,732	6,836	—	—	6,836
Pensions	24,558	—	—	24,558	25,075	—	—	25,075
Other liabilities and deferred income taxes	12,631	616	(512)	12,735	12,355	406	(319)	12,442
Total non-current liabilities	47,704	6,534	(512)	53,726	47,879	4,826	(319)	52,386
Total Liabilities	100,460	10,482	(565)	110,377	96,859	9,121	(368)	105,612
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at June 30, 2012 and December 31, 2011)	5,536	—	—	5,536	5,536	—	—	5,536
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at June 30, 2012 and December 31, 2011)	4,855	—	—	4,855	4,855	—	—	4,855
Common stock, $0.01 par value (5,000,000,000 shares authorized and 1,565,941,048 shares and 1,564,727,289 shares issued and outstanding at June 30, 2012 and December 31, 2011)	16	—	—	16	16	—	—	16
Capital surplus (principally additional paid-in capital)	26,399	—	—	26,399	26,391	—	—	26,391
Retained earnings	5,689	4,200	—	9,889	3,186	3,998	(1)	7,183
Accumulated other comprehensive loss	(5,985)	(9)	(1)	(5,995)	(5,854)	(7)	—	(5,861)
Total stockholders’ equity	36,510	4,191	(1)	40,700	34,130	3,991	(1)	38,120
Noncontrolling interests	910	—	—	910	871	—	—	871
Total Equity	37,420	4,191	(1)	41,610	35,001	3,991	(1)	38,991
Total Liabilities and Equity	$137,880	$14,673	$(566)	$151,987	$131,860	$13,112	$(369)	$144,603

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Current Assets

Marketable securities decreased by $4.8 billion (or 29.5%) due primarily to our reinvesting in shorter term cash equivalents as these marketable securities matured to rebalance our securities portfolio in the normal course of business.

Accounts and notes receivable, net increased by $1.2 billion (or 11.6%) due primarily to: (1) an increase of $2.0 billion related to higher vehicle sales at the end of June 2012 compared to December 2011; (2) net increase of $0.3 billion in value added tax receivable; partially offset by (3) a net decrease of $0.9 billion related to dividends collected from our China JVs in the six months ended June 30, 2012; and (3) decreased net foreign currency translation of $0.1 billion due to the weakening of major currencies against the U.S. Dollar.

Equipment on operating lease, net increased by $1.4 billion (or 55.0%) due primarily to a net increase of $1.6 billion in vehicles under lease; partially offset by depreciation of $0.2 billion for the six months ended June 30, 2012.

Non-Current Assets

GM Financial finance receivables, net increased by $0.6 billion (or 10.8%) due primarily to an increase of new loan originations, partially offset by expected principal payments becoming current.

Goodwill decreased by $0.6 billion (or 2.1%) due to the impairment charges in GME and GMIO.

GM Financial equipment on operating leases, net increased by $0.5 billion (or 68.7%) due primarily to leased vehicles purchased in the U.S. and Canada of $0.5 billion and $0.3 billion; partially offset by depreciation of $0.1 billion for the six months ended June 30, 2012.

Non-Current Liabilities

GM Financial Long-term debt increased by $1.5 billion (or 33.9%) due primarily to the issuance of securitization notes payable of $2.6 billion partially offset by long-term debt reclassed to current of $1.0 billion.

GM North America
(Dollars in Millions)

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Total net sales and revenue	$22,900	$23,128	$47,076	$45,238	$(228)	(1.0)%	$1,838	4.1%
EBIT-adjusted	$1,965	$2,249	$3,656	$3,502	$(284)	(12.6)%	$154	4.4%

GMNA Total Net Sales and Revenue

In the three months ended June 30, 2012 Total net sales and revenue decreased by $0.2 billion (or 1.0%) due primarily to: (1) reduction in favorable lease residual adjustments of $0.2 billion; and (2) unfavorable net foreign currency remeasurement of $0.2 billion due to the weakening of the Canadian Dollar (CAD) and Mexican Peso against the U.S. Dollar; partially offset by (3) favorable vehicle mix of $0.2 billion.

In the six months ended June 30, 2012 Total net sales and revenue increased by $1.8 billion (or 4.1%) due primarily to: (1) increased wholesale volumes of $2.2 billion representing 90,000 vehicles (or 5.6%) due to increased industry demand and successful recent vehicle launches such as the Buick Verano, Chevrolet Sonic and Chevrolet Cruze; and (2) favorable vehicle pricing of $0.5 billion; partially offset by (3) reduction in favorable lease residual adjustments of $0.3 billion; (4) unfavorable net foreign currency remeasurement of $0.2 billion due to the weakening of the CAD and Mexican Peso against the U.S. Dollar; and (5) unfavorable vehicle mix of $0.1 billion.

GMNA EBIT-Adjusted

In the three months ended June 30, 2012 EBIT-adjusted decreased by $0.3 billion (or 12.6%) due primarily to: (1) decrease in U.S. pension income of $0.2 billion; (2) reduction in favorable lease residual adjustments of $0.2 billion; (3) increase in

GENERAL MOTORS COMPANY AND SUBSIDIARIES

manufacturing expense, including new launches, of $0.2 billion; and (4) unfavorable vehicle mix of $0.1 billion; partially offset by (5) decreased material prices and freight of $0.2 billion; and (6) decrease in depreciation and amortization expense of $0.1 billion.

In the six months ended June 30, 2012 EBIT-adjusted increased by $0.2 billion (or 4.4%) due primarily to: (1) increased wholesale volumes of $0.6 billion due to increased industry demand and successful recent vehicle launches; and (2) favorable vehicle pricing of $0.5 billion; (3) decrease in depreciation and amortization expense of $0.2 billion; and (4) decreased material prices and freight of $0.1 billion; partially offset by (5) decrease in U.S. pension income of $0.4 billion; (6) unfavorable vehicle mix of $0.4 billion; (7) reduction in favorable lease residual adjustments of $0.3 billion; and (8) increase in manufacturing expense, including new launches, of $0.3 billion.

GM Europe
(Dollars in Millions)

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Total net sales and revenue	$5,894	$7,459	$11,407	$14,329	$(1,565)	(21.0)%	$(2,922)	(20.4)%
EBIT (loss)-adjusted	$(361)	$102	$(617)	$107	$(463)	n.m.	$(724)	n.m.
__________
n.m. = not meaningful

GME Total Net Sales and Revenue

In the three months ended June 30, 2012 Total net sales and revenue decreased by $1.6 billion (or 21.0%) due primarily to: (1) decreased wholesale volumes of $0.8 billion representing 51,000 vehicles (or 14.5%) due to the weak European economy; (2) unfavorable foreign currency translation effect of $0.7 billion, due to the strengthening of the U.S. Dollar against the Euro, British Pound, Hungarian Forint, Russian Ruble and Turkish Lira; (3) decreased parts, accessories and powertrain engine and transmission sales of $0.1 billion associated with lower demand; and (4) a decrease of $0.1 billion due to the deconsolidation of VMM in June 2011; partially offset by (5) favorable vehicle mix of $0.2 billion due to the new generation Opel Astra GTC and Ampera and increased sales of other higher priced vehicles.

In the six months ended June 30, 2012 Total net sales and revenue decreased by $2.9 billion (or 20.4%) due primarily to: (1) decreased wholesale volumes of $1.8 billion representing 121,000 vehicles (or 17.7%) due to the weak European economy; (2) unfavorable foreign currency translation effect of $1.0 billion, due to the strengthening of the U.S. Dollar against the Euro, British Pound, Hungarian Forint, Russian Ruble and Turkish Lira; (3) decreased parts, accessories and powertrain engine and transmission sales of $0.4 billion associated with lower demand; and (4) a decrease of $0.1 billion due to the deconsolidation of VMM in June 2011; partially offset by (5) favorable vehicle mix of $0.4 billion due to the new generation Opel Zafira, Astra GTC and Ampera and increased sales of other higher priced vehicles.

GME EBIT (Loss)-Adjusted

In the three months ended June 30, 2012 EBIT (loss)-adjusted was $0.4 billion compared to EBIT-adjusted of $0.1 billion in the three months ended June 30, 2011 due primarily to: (1) decreased volumes of $0.1 billion; (2) unfavorable net vehicle mix of $0.1 billion; (3) decreased parts, accessories and powertrain engine and transmission sales of $0.1 billion associated with lower demand; and (4) a decrease of $0.1 billion resulting from the net effect of changes in an embedded foreign currency derivative asset associated with a long-term supply agreement; partially offset by (5) lower manufacturing and material costs of $0.1 billion.

In the six months ended June 30, 2012 EBIT (loss)-adjusted was $0.6 billion compared to EBIT-adjusted of $0.1 billion in the six months ended June 30, 2011 due primarily to: (1) decreased volumes of $0.4 billion; (2) a decrease of $0.2 billion resulting from the net effect of changes in an embedded foreign currency derivative asset associated with a long-term supply agreement; (3) decreased parts, accessories and powertrain engine and transmission sales of $0.2 billion, associated with lower demand; and (4) unfavorable net vehicle mix of $0.1 billion; partially offset by (5) lower manufacturing and material costs of $0.2 billion.

GM International Operations
(Dollars in Millions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Total net sales and revenue	$6,945	$6,402	$13,005	$11,610	$543	8.5%	$1,395	12.0%
EBIT-adjusted	$557	$573	$1,086	$1,159	$(16)	(2.8)%	$(73)	(6.3)%

GMIO Total Net Sales and Revenue

In the three months ended June 30, 2012 Total net sales and revenue increased by $0.5 billion (or 8.5%) due primarily to: (1) increased wholesale volumes of $0.5 billion representing 33,000 vehicles due primarily to industry growth across the region; (2) favorable vehicle pricing effect of $0.2 billion due to higher pricing on new models launched and lower sales incentives; and (3) favorable components, parts and accessories sales of $0.1 billion; partially offset by (4) unfavorable net foreign currency translation effect of $0.3 billion driven by weakening of major currencies such as the Korean Won, Australian Dollar and South African Rand against the U.S. Dollar.

In the six months ended June 30, 2012 Total net sales and revenue increased by $1.4 billion (or 12.0%) due primarily to: (1) increased wholesale volumes of $0.9 billion representing 61,000 vehicles due primarily to strong industry growth across the region; (2) favorable vehicle mix of $0.3 billion due to the sales of higher priced Chevrolet Captiva, Chevrolet Orlando and Chevrolet Malibu; (3) favorable vehicle pricing effect of $0.3 billion due to higher pricing on new models launched and lower sales incentives; and (4) favorable components, parts and accessories sales of $0.2 billion; partially offset by (5) unfavorable net foreign currency translation effect of $0.3 billion driven by weakening of major currencies such as the Korean Won and South African Rand against the U.S. Dollar.

The vehicle sales of our China and India joint ventures are not reflected in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, net of tax and gain on disposal of investments.

GMIO EBIT-Adjusted

In the three months ended June 30, 2012 EBIT-adjusted remained flat, due primarily to: (1) favorable price effect of $0.2 billion due to higher pricing on new models launched and lower sales incentives; and (2) favorable net wholesale volumes of $0.1 billion; offset by (3) increased costs of $0.1 billion due primarily to increased material and manufacturing costs; (4) unfavorable net foreign currency translation effect of $0.1 billion driven by weakening of major currencies such as the Korean Won, Australian Dollar and South Africa Rand against the U.S. Dollar; and (5) decreased equity income, net of tax, of $0.1 billion.

In the six months ended June 30, 2012 EBIT-adjusted decreased by $0.1 billion (or 6.3%), due primarily to: (1) increased costs of $0.5 billion due primarily to increased material, manufacturing and warranty costs; and (2) decreased equity income, net of tax, of $0.1 billion; partially offset by (3) favorable price effect of $0.3 billion due to higher pricing on new models launched and lower sales incentives; and (4) favorable net wholesale volumes of $0.2 billion.

GM South America
(Dollars in Millions)

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Total net sales and revenue	$4,179	$4,363	$8,118	$8,259	$(184)	(4.2)%	$(141)	(1.7)%
EBIT (loss)-adjusted	$(19)	$57	$64	$147	$(76)	n.m.	$(83)	(56.5)%
__________
n.m. = not meaningful

GMSA Total Net Sales and Revenue

In the three months ended June 30, 2012 Total net sales and revenue decreased by $0.2 billion (or 4.2%), due primarily to: (1) unfavorable net foreign currency translation effect of $0.5 billion, due to the strengthening of the U.S. dollar against major currencies such as the Brazilian Real and Argentinian Peso; and (2) decreased wholesale volumes of $0.1 billion representing 7,000 vehicles (or 2.6%) due to deteriorated market share driven by increased competition and aggressive pricing in the market; offset by (3) favorable vehicle mix of $0.3 billion due to increased sales of the Chevrolet Cruze and Chevrolet S10; and (4) favorable vehicle pricing effect of $0.1 billion, primarily in Argentina due to higher inflation and in Venezuela due to the hyperinflationary economy.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2012 Total net sales and revenue decreased by $0.1 billion (or 1.7%), due primarily to: (1) unfavorable net foreign currency translation effect of $0.6 billion, due to the strengthening of the U.S. dollar against major currencies such as the Brazilian Real and Argentinian Peso; and (2) decreased wholesale volumes of $0.4 billion representing 26,000 vehicles (or 4.9%) due to deteriorated market share driven by increased competition and aggressive pricing in the market; partially offset by (3) favorable vehicle mix of $0.6 billion due to increased sales of the Chevrolet Cruze and Chevrolet S10; and (4) favorable vehicle pricing effect of $0.2 billion, primarily in Argentina due to higher inflation and in Venezuela due to the hyperinflationary economy.

GMSA EBIT (Loss)-Adjusted

In the three months ended June 30, 2012 EBIT (loss)-adjusted was $19 million compared to EBIT-adjusted of $0.1 billion in the three months ended June 30, 2011, due primarily to: (1) increased material, freight and manufacturing costs of $0.1 billion; and (2) employee separation costs in Brazil of $0.1 billion; partially offset by (3) favorable vehicle pricing effect of $0.1 billion, primarily in Argentina due to higher inflation and in Venezuela due to the hyperinflationary economy; and (4) favorable net vehicle mix of $0.1 billion due to increased sales of the Chevrolet Cruze and Chevrolet S10.

In the six months ended June 30, 2012 EBIT-adjusted decreased by $0.1 billion (or 56.5%), due primarily to: (1) increased material, freight and manufacturing costs of $0.3 billion; (2) unfavorable net wholesale volumes of $0.1 billion; and (3) employee separation costs of $0.1 billion in Brazil; partially offset by (3) favorable vehicle pricing effect of $0.2 billion, primarily in Argentina due to higher inflation and in Venezuela due to the hyperinflationary economy; (4) favorable net vehicle mix of $0.2 billion due to increased sales of the Chevrolet Cruze and Chevrolet S10; and (5) a bargain purchase gain of $50 million on the purchase of GMAC Venezuela.

GM Financial
(Dollars in Millions)

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
GM Financial revenue	$487	$330	$918	$625	$157	47.6%	$293	46.9%
Income before income taxes	$217	$144	$398	$274	$73	50.7%	$124	45.3%

GM Financial Revenue

In the three months ended June 30, 2012 GM Financial revenue increased by $157 million (or 47.6%) due to: (1) increased finance income of $113 million due to a larger loan portfolio balance; and (2) increased lease income of $44 million due to a larger lease portfolio.

In the six months ended June 30, 2012 GM Financial revenue increased by $293 million (or 46.9%) due primarily to: (1) increased finance income of $203 million due to a larger loan portfolio balance; and (2) increased lease income of $85 million due to a larger lease portfolio.

GM Financial Income Before Income Taxes

In the three months ended June 30, 2012 income before income taxes increased by $73 million (or 50.7%) due primarily to: (1) increased finance income of $113 million due to a larger loan portfolio; and (2) increased lease income of $44 million due to a larger lease portfolio; partially offset by (3) increased leased vehicle expenses of $38 million due to a larger lease portfolio; (4) increased interest expense of $22 million due to an increase in average debt outstanding and an increase in the effective interest rate; (5) increased provision for loan losses of $17 million due to a larger loan portfolio; and (6) increased operating expenses of $7 million due to company growth.

Average debt outstanding in the three months ended June 30, 2012 and 2011 was $8.9 billion and $7.5 billion and the effective rate of interest paid was 2.9% and 2.3%.

In the six months ended June 30, 2012 income before income taxes increased by $124 million (or 45.3%) due primarily to: (1) increased finance income of $203 million due to a larger loan portfolio; and (2) increased lease income of $85 million due to a

GENERAL MOTORS COMPANY AND SUBSIDIARIES

larger lease portfolio; partially offset by (3) increased leased vehicle expenses of $70 million due to a larger lease portfolio; (4) increased interest expense of $44 million due to an increase in average debt outstanding and an increase in the effective interest rate; (5) increased provision for loan losses of $26 million due to a larger loan portfolio; and (6) increased operating expenses of $29 million due to company growth.

Average debt outstanding in the six months ended June 30, 2012 and 2011 was $8.8 billion and $7.3 billion and the effective rate of interest paid was 2.9% and 2.3%.

Corporate
(Dollars in Millions)

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Net income (loss) attributable to stockholders	$(400)	$(125)	$(600)	$106	$(275)	220.0%	$(706)	n.m.
__________
n.m. = not meaningful

Corporate Net Income (Loss) Attributable to Stockholders

In the three months ended June 30, 2012 Net loss attributable to stockholders increased by $0.3 billion due primarily to an increase in income tax expense of $0.2 billion; and (2) an increase in foreign currency transaction losses of $0.1 billion.

In the six months ended June 30, 2012 Net loss attributable to stockholders was $0.6 billion compared to Net income attributable to stockholders of $0.1 billion in the six months ended June 30, 2011 due primarily to: (1) a gain of $0.3 billion recorded on the sale of our Ally Financial preferred stock in March 2011 that did not recur in the six months ended June 30, 2012; (2) an increase in income tax expense of $0.3 billion; and (3) an increase in foreign currency transaction losses of $0.1 billion.

Liquidity and Capital Resources
Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our secured revolving credit facility will be sufficient to meet our liquidity needs. However, we expect to have substantial cash requirements going forward which we plan to fund through available liquidity and cash flow from operations. Our known material future uses of cash include, among other possible demands: (1) reinvestment in our business through capital expenditures, engineering and product development activities; (2) pension contributions and OPEB and other payments; (3) payments to reduce debt and other long-term obligations; (4) dividend payments on our Series A and Series B Preferred Shares; and (5) certain South American income and indirect tax-related administrative proceedings may require that we deposit funds in escrow or make payments which may range up to $0.9 billion.

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

From time to time we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would generate significant advantages and substantially strengthen our business. This may include additional loans or investments with our joint venture partners and may negatively impact our liquidity in the short-term. As previously mentioned, in February 2012 we entered into an agreement with PSA to create an alliance to leverage the strengths and capabilities of our two companies and acquired a seven percent equity stake in PSA for $0.4 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We continue to pursue various options to fund and derisk our pension plans. In May 2012 we entered into an agreement in which the U.S. salaried pension plan will purchase a group annuity contract from an insurance company to pay and administer future annuity payments to certain of our salaried retirees and expect to provide additional funding for the salaried pension plan in the range of $3.5 billion to $4.5 billion by December 31, 2012. Refer to Note 15 to our condensed consolidated financial statements for additional details on pension activities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidating Statements of Cash Flows
(In millions)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Automotive	GM Financial	Consolidated	Automotive	GM Financial	Consolidated
Net cash provided by operating activities	$6,032	$409	$6,441	$4,365	$322	$4,687
Cash flows from investing activities
Expenditures for property	(4,052)	(7)	(4,059)	(2,494)	(4)	(2,498)
Available-for-sale marketable securities, acquisitions	(2,928)	—	(2,928)	(12,993)	—	(12,993)
Trading marketable securities, acquisitions	(3,997)	—	(3,997)	(258)	—	(258)
Available-for-sale marketable securities, liquidations	7,592	—	7,592	6,288	—	6,288
Trading marketable securities, liquidations	3,625	—	3,625	269	—	269
Acquisition of companies, net of cash acquired	54	—	54	(8)	—	(8)
Operating leases, liquidations	2	18	20	6	21	27
Proceeds from sale of business units/investments, net	3	—	3	4,778	—	4,778
Increase in restricted cash and marketable securities	(181)	(94)	(275)	(201)	(110)	(311)
Decrease in restricted cash and marketable securities	366	358	724	362	126	488
Purchases of consumer finance receivables	—	(2,874)	(2,874)	—	(2,444)	(2,444)
Principal collections and recoveries on consumer finance receivables	—	2,040	2,040	—	1,880	1,880
Net purchases of leased vehicles	—	(610)	(610)	—	(410)	(410)
Other investing activities	(10)	(130)	(140)	40	(35)	5
Net cash provided by (used in) investing activities	474	(1,299)	(825)	(4,211)	(976)	(5,187)
Cash flows from financing activities
Net increase (decrease) in short-term debt	(156)	—	(156)	216	—	216
Proceeds from issuance of debt (original maturities greater than three months)	215	5,063	5,278	274	4,871	5,145
Payments on debt (original maturities greater than three months)	(148)	(3,929)	(4,077)	(866)	(3,983)	(4,849)
Payments to acquire noncontrolling interest	—	—	—	(100)	—	(100)
Dividends paid	(459)	—	(459)	(435)	—	(435)
Proceeds from issuance of stock	3	—	3	—	—	—
Other financing activities	—	(23)	(23)	(22)	(35)	(57)
Net cash provided by (used in) financing activities	(545)	1,111	566	(933)	853	(80)
Effect of exchange rate changes on cash and cash equivalents	(69)	—	(69)	322	(1)	321
Net transactions with Automotive/GM Financial	(159)	159	—	(133)	133	—
Net increase (decrease) in cash and cash equivalents	5,733	380	6,113	(590)	331	(259)
Cash and cash equivalents at beginning of period	15,499	572	16,071	21,061	195	21,256
Cash and cash equivalents at end of period	$21,232	$952	$22,184	$20,471	$526	$20,997

Automotive

Available Liquidity

Available liquidity includes cash, cash equivalents and current marketable securities balances. At June 30, 2012 our available liquidity was $32.6 billion, excluding funds available under credit facilities of $5.8 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Our cash equivalents and marketable securities balances include investments in U.S. government and agency obligations, foreign government securities, time deposits and certificates of deposits and corporate debt securities, and are primarily denominated in U.S. Dollars. Our investment guidelines, which we may change from time to time, prescribe certain minimum credit rating thresholds and limit our exposures to any particular sector, asset class, issuance or security type. Substantially all of our current investments in debt securities are with A/A2 or better rated issuers. We maintain cash balances and investments in certain foreign currencies, such as the CAD, to fund future payments on foreign currency denominated obligations thereby reducing a portion of the related foreign currency exposure. We actively monitor and manage our liquidity exposure to Europe which is related primarily to short-term bank deposits and short-term debt securities of high-quality European issuers. A portion of our total liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods including

GENERAL MOTORS COMPANY AND SUBSIDIARIES

intercompany loans to utilize these funds across our global operations as needed. The following table summarizes our liquidity (dollars in millions):

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$21,232	$15,499
Marketable securities	11,381	16,148
Available liquidity	32,613	31,647
Available under credit facilities	5,843	5,867
Total available liquidity	$38,456	$37,514

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

	Total Credit Facilities		Amounts Available Under Credit Facilities
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Committed	$5,329	$5,338	$5,305	$5,308
Uncommitted	589	629	538	559
Total	$5,918	$5,967	$5,843	$5,867

	Total Credit Facilities		Amounts Available Under Credit Facilities
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Secured revolving credit facility	$5,000	$5,000	$5,000	$5,000
Other(a)	918	967	843	867
Total	$5,918	$5,967	$5,843	$5,867
__________

(a)	Consists of credit facilities available at our foreign subsidiaries that are not individually significant.

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

Cash Flow

Operating Activities

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2012 net cash provided by operating activities increased by $1.7 billion due primarily to: (1) favorable changes in working capital of $1.1 billion including the termination of advance wholesale agreements in GMNA which adversely impacted working capital in 2011; and (2) other items of $0.6 billion which primarily included favorable net pension and OPEB activities of $0.4 billion and increased non-cash goodwill impairment charges of $0.2 billion.

Investing Activities

In the six months ended June 30, 2012 net cash provided by investing activities was $0.5 billion compared to net cash used in investing activities of $4.2 billion in the six months ended June 30, 2011 due primarily to: (1) proceeds in excess of new investments in marketable securities of $11.0 billion; partially offset by (2) proceeds received from the sale of our investments in New Delphi and Ally Financial preferred stock of $4.8 billion in 2011; and (3) increased capital expenditures of $1.6 billion as we continue to reinvest in our business.

Financing Activities

In the six months ended June 30, 2012 net cash used in financing activities decreased $0.4 billion due primarily to: (1) additional payments on debt obligations of $0.7 billion in 2011 which included prepayments to retire debt facilities in GMSA; and (2) a payment to acquire an additional interest in GM Korea Company (GM Korea) of $0.1 billion in 2011; partially offset by (3) net decreases in short-term debt facilities of $0.4 billion.

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

	Six Months Ended
	June 30, 2012	June 30, 2011
Operating cash flow	$6,032	$4,365
Less: capital expenditures	(4,052)	(2,494)
Free cash flow	$1,980	$1,871

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

GM Financial used cash of $2.9 billion and $2.4 billion for the purchase of consumer finance receivables and $0.6 billion and $0.4 billion for the purchase of leased vehicles in the six months ended June 30, 2012 and 2011. GM Financial used cash of $0.2 billion for the purchase of commercial finance receivables in the three months ended June 30, 2012. These purchases were funded initially utilizing cash and borrowings under credit facilities and subsequently funded in securitization transactions. GM Financial received cash of $2.0 billion and $1.9 billion from collections and recoveries on receivables in the six months ended June 30, 2012 and 2011.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Available Liquidity

The following table summarizes GM Financial's available liquidity (dollars in millions):

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$952	$572
Borrowing capacity on unpledged eligible receivables	361	387
Borrowing capacity on unpledged eligible leased assets	530	294
Available liquidity	$1,843	$1,253

Credit Facilities

In the normal course of business, in addition to using available cash, GM Financial pledges receivables to and borrows under credit facilities to fund operations and repays these borrowings as appropriate under GM Financial's cash management strategy.

The following table summarizes those credit facilities (dollars in millions):

	June 30, 2012		December 31, 2011
	Facility Amount	Advances Outstanding	Facility Amount	Advances Outstanding
Syndicated warehouse facility(a)	$2,500	$—	$2,000	$621
U.S. lease warehouse facility(b)	$600	—	$600	—
Canada lease warehouse facility(c)	$589	308	$589	181
Medium-term note facility(d)		215		294
Bank funding facility		—		3
Total		$523		$1,099
__________

(a)	In May 2012 GM Financial increased the Syndicated warehouse facility amount from $2.0 billion to $2.5 billion and extended the maturity date to May 2013.

(b)
In January 2012 GM Financial extended the maturity date of the lease warehouse facility for lease originations in the U.S. to January 2013. Borrowings on the facility are collateralized by leased assets.

(c)
In July 2012 GM Financial increased the lease warehouse facility for lease originations in Canada from CAD $600 million to CAD $800 million and extended the maturity date to July 2013. Borrowings on this facility are collateralized by leased assets. The facility amount represents CAD $600 million at June 30, 2012 and December 31, 2011, and the advances outstanding amount represents CAD $314 million and CAD $185 million at June 30, 2012 and December 31, 2011.

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

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers' commitments, certain product-related claims and commercial loans made by Ally Financial and outstanding with certain third parties excluding vehicle repurchase obligations, residual support and risk sharing related to Ally Financial. The maximum potential obligation under these commitments was $1.2 billion and $1.1 billion at June 30, 2012 and December 31, 2011.

Our current agreement with Ally Financial requires the repurchase of Ally Financial financed inventory invoiced to dealers with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer's sales and service agreement. The repurchase obligation ended in August 2011 for vehicles invoiced through August 2010, ends in August 2012 for vehicles

GENERAL MOTORS COMPANY AND SUBSIDIARIES

invoiced through August 2011 and ends in August 2013 for vehicles invoiced through August 2012.

The maximum potential amount of future payments required to be made to Ally Financial under this guarantee would be based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock and is estimated to be $22.0 billion and $19.8 billion at June 30, 2012 and December 31, 2011. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer or at auction. The fair value of the guarantee was $16 million and $17 million at June 30, 2012 and December 31, 2011 which considers the likelihood of dealers terminating and estimating the loss exposure for the ultimate disposition of vehicles.

Refer to Notes 17 and 22 to our condensed consolidated financial statements for additional information on guarantees we have provided.

Pension Funding Requirements

On July 6, 2012 the U.S. Government enacted the Moving Ahead for Progress in the 21st Century Act which allows plan sponsors funding relief for U.S. pension plans through the application of higher funding interest rates. As a result, under current economic conditions, we expect the new law to further delay required contributions to our U.S. pension plans. The new law does not impact our reported funded status or funding contemplated under our derisking initiatives as subsequently discussed.

As part of our overall balance sheet derisking strategy on June 1, 2012 we announced certain actions related to our U.S. salaried pension plan which we expect to complete in 2012. These actions include the offer of lump-sum payments to retirees and the purchase of annuities for the vast majority of the remaining salaried retiree obligation. To consummate the actions announced we expect that the additional funding for the salaried pension plan will be in the range of $3.5 billion to $4.5 billion subject to several factors including interest rates, salaried pension plan asset returns and the lump-sum election rate.

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

The following table summarizes dividends paid on our Series A and B Preferred Stock (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Series A Preferred Stock(a)	$156	$156	$311	$311
Series B Preferred Stock(b)	58	59	118	124
Total Preferred Stock dividends paid	$214	$215	$429	$435
__________

(a)	Cumulative unpaid dividends on our Series A Preferred Stock were $26 million at June 30, 2012.

(b)	Cumulative unpaid dividends on our Series B Preferred Stock were $20 million at June 30, 2012 and 2011.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Employees

At June 30, 2012 we employed 210,000 employees of whom 142,000 (68%) were hourly employees and 68,000 (32%) were salaried employees. The following table summarizes worldwide employment (in thousands):

	June 30, 2012	December 31, 2011
GMNA	101	98
GME	38	39
GMIO	35	34
GMSA	32	33
GM Financial	4	3
Total worldwide	210	207

U.S. - Salaried	29	29
U.S. - Hourly	50	48

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

Impairment of Goodwill

We adopted the provisions of Accounting Standards Update 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," on January 1, 2011 and performed Step 2 of the goodwill impairment testing for our GME reporting unit which had a negative carrying amount resulting in the recognition of a cumulative-effect adjustment to Retained earnings of $1.5 billion. In addition, in the three months ended March 31, 2012 and 2011 we performed event-driven goodwill impairment tests at our GME reporting unit which resulted in Goodwill impairment charges of $590 million and $395 million. At March 31, 2012 GME's Goodwill balance was $0. In the three months ended March 31 and June 30, 2012 we also performed event-driven goodwill impairment tests at our GM Korea reporting unit which resulted in a Goodwill impairment charge of $27 million in the three months ended March 31, 2012. Refer to Note 9 to our condensed consolidated financial statements for additional information on these Goodwill impairment charges, including assumptions utilized in determining the fair values of GME and GM Korea and the amounts of these reporting units' implied goodwill.

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

Valuation of Deferred Tax Assets

We establish valuation allowances for deferred tax assets based on a more likely than not standard. The ability to realize deferred

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

After many years of significant North American operating losses, our U.S. and Canadian operations have experienced profitability in 2010, 2011 and through the first half of 2012. We continue to believe it is more likely than not our U.S. and Canadian deferred tax assets will not be realized. However, to the extent positive evidence trends continue, our conclusion regarding the need for full valuation allowances could change leading to the reversal of a significant portion of our valuation allowances in 2012. At June 30, 2012 deferred tax asset valuation allowances for the U.S. and Canada were $36.2 billion and $3.1 billion.

In a valuation allowance environment, utilization of tax attributes to offset taxable income reduces the overall level of deferred tax assets subject to valuation allowance. Additionally, our recorded effective tax rate is lower than the applicable statutory tax rate, due primarily to income earned in jurisdictions for which a full valuation allowance is recorded. Our effective tax rate will approach the statutory tax rate in periods after valuation allowances are reversed. In the quarter in which valuation allowances are reversed, we will record a material tax benefit reflecting the reversal, which could result in a negative effective tax rate. Valuation allowance reversals could result in goodwill impairment. Refer to Note 9 to our condensed consolidated financial statements for additional information related to Goodwill impairment charges.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

•	Our continued ability to develop captive financing capability, including through GM Financial;

•	Overall strength and stability of general economic conditions and of the automotive industry, both in the U.S. and in global markets, particularly Europe;

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

Our management, with the participation of our Chairman and CEO and Senior Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2012. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Controls

There have not been any changes in internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The discussion in the following paragraphs describes material legal proceedings that arose in the three months ended June 30, 2012 or provides an update of developments that have occurred in various material pending legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business. The proceedings that are being updated are fully described in our 2011 Form 10-K as updated in our Form 10-Q for the period ended March 31, 2012. We and the other defendants affiliated with us intend to defend all of the following actions vigorously.

Canadian Export Antitrust Class Actions

As previously reported since January 1, 2001 approximately 80 class action cases have been filed on behalf of all purchasers of new motor vehicles in various U.S. state and federal courts against General Motors Corporation, General Motors of Canada Limited (GMCL), Ford Motor Company, Chrysler, LLC, Toyota Motor Corporation, Honda Motor Co., Ltd., Nissan Motor Company, Limited, and Bavarian Motor Works and their Canadian affiliates, the National Automobile Dealers Association and the Canadian Automobile Dealers Association. The nearly identical complaints alleged that the defendant manufacturers, aided by the association defendants, conspired among themselves and with their dealers to prevent the sale to U.S. citizens of vehicles produced for the Canadian market and sold by dealers in Canada. The complaints alleged that new vehicle prices in Canada are 10% to 30% lower than those in the U.S., and that preventing the sale of these vehicles to U.S. citizens resulted in the payment of higher than competitive prices by U.S. consumers. The complaints, as amended, sought injunctive relief under U.S. antitrust law and treble damages under U.S. and state antitrust laws, but did not specify damages. The complaints further alleged unjust enrichment and violations of state unfair trade practices act. The federal court actions were consolidated for coordinated pretrial proceedings under the caption In re New Market Vehicle Canadian Export Antitrust Litigation Cases in the U.S. District Court for the District of Maine, but on July 2, 2009 the federal court granted summary judgment in favor of the defendants which concluded the federal actions.

And as previously reported certain related class action cases were pending against the defendants in various U.S. state courts. GMCL without conceding liability agreed with plaintiffs to settle all remaining state court cases in the amount of $21 million with the settlement to be apportioned among the claimants, their lawyers and administrative costs. Lawyers representing the plaintiffs sought approval of the settlement by the state courts in late 2011. All courts have now approved the settlement and the funds will be disbursed as the claims, fees and administrative costs are confirmed.

Inventory Management Securities Class Action

On June 29, 2012 a putative securities class action was filed against us and a number of our past and current officers and directors in the United States District Court for the Southern District of New York (George G. Scott v. General Motors Company et al). Purporting to sue on behalf of owners of common stock deriving from our 2010 initial public offering, plaintiff asserts non-fraud prospectus based liability claims under various Federal securities statutes alleging that the Company has made false statements about its vehicle inventory controls and production decisions, particularly with respect to full-size trucks. The plaintiff's complaint requests compensatory damages, rescission and litigations costs, fees and disbursements.

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
10.1
Definitive Transaction Framework Agreement, dated as of May 30, 2012, by and among General Motors LLC, Prudential Insurance Company of America, Prudential Financial, Inc. and State Street Bank and Trust Company, as Independent Fiduciary of the GM Retirement Program for Salaried Employees**
Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS*	XBRL Instance Document	Furnished with this Report
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report
__________

*	Submitted electronically with this Report.

**	Confidential treatment has been requested for portions of this agreement.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ NICK S. CYPRUS
Nick S. Cyprus, Vice President, Controller and Chief Accounting Officer
Date:	August 3, 2012