Form 10-Q
period 2012-09-30
General Motors Co
filed 2012-10-31
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 26, 2012 the number of shares outstanding of common stock was 1,566,019,895 shares.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales and revenue
Automotive sales and revenue	$37,062	$36,328	$111,517	$111,270
GM Financial revenue	514	391	1,432	1,016
Total net sales and revenue	37,576	36,719	112,949	112,286
Costs and expenses
Automotive cost of sales	32,735	31,734	98,323	97,212
GM Financial operating and other expenses	311	212	827	563
Automotive selling, general and administrative expense	2,832	2,942	8,647	8,860
Other automotive expenses, net	17	25	37	50
Goodwill impairment charges	78	—	695	395
Total costs and expenses	35,973	34,913	108,529	107,080
Operating income	1,603	1,806	4,420	5,206
Automotive interest expense	128	101	356	405
Interest income and other non-operating income, net	318	152	732	1,064
Loss on extinguishment of debt	—	35	18	45
Income before income taxes and equity income	1,793	1,822	4,778	5,820
Income tax expense	357	107	814	183
Equity income, net of tax and gain on investments	418	377	1,141	2,903
Net income	1,854	2,092	5,105	8,540
Net (income) loss attributable to noncontrolling interests	(21)	15	(111)	(75)
Net income attributable to stockholders	$1,833	$2,107	$4,994	$8,465
Net income attributable to common stockholders	$1,476	$1,726	$3,967	$7,113

Earnings per share
Basic
Basic earnings per common share	$0.94	$1.10	$2.53	$4.67
Weighted-average common shares outstanding	1,570	1,562	1,570	1,524
Diluted
Diluted earnings per common share	$0.89	$1.03	$2.38	$4.30
Weighted-average common shares outstanding	1,663	1,682	1,675	1,668

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$1,854	$2,092	$5,105	$8,540
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	7	(446)	(45)	(330)
Cash flow hedging gains (losses), net	—	—	(2)	23
Unrealized losses on securities	(11)	(8)	(151)	(3)
Defined benefit plans, net	(715)	271	(657)	469
Other comprehensive income (loss), net of tax	(719)	(183)	(855)	159
Comprehensive income	1,135	1,909	4,250	8,699
Comprehensive (income) loss attributable to noncontrolling interests	(31)	39	(119)	(66)
Comprehensive income attributable to stockholders	$1,104	$1,948	$4,131	$8,633

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$23,320	$16,071
Marketable securities	10,411	16,148
Restricted cash and marketable securities	863	1,005
Accounts and notes receivable (net of allowance of $304 and $331)	13,015	9,964
GM Financial finance receivables, net (including gross consumer finance receivables transferred to SPEs of $3,481 and $3,295)	3,744	3,251
Inventories	15,672	14,324
Equipment on operating leases, net	2,972	2,464
Other current assets and deferred income taxes	2,110	1,696
Total current assets	72,107	64,923
Non-current Assets
Restricted cash and marketable securities	786	1,228
GM Financial finance receivables, net (including gross consumer finance receivables transferred to SPEs of $6,657 and $5,773)	6,855	5,911
Equity in net assets of nonconsolidated affiliates	7,519	6,790
Property, net	26,578	23,005
Goodwill	28,408	29,019
Intangible assets, net	8,904	10,014
GM Financial equipment on operating leases, net (including assets transferred to SPEs of $584 and $274)	1,521	785
Other assets and deferred income taxes	2,778	2,928
Total non-current assets	83,349	79,680
Total Assets	$155,456	$144,603
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$26,313	$24,551
Short-term debt and current portion of long-term debt
Automotive (including certain debt at VIEs of $227 and $171; Note 11)	2,277	1,682
GM Financial	4,001	4,118
Accrued liabilities (including derivative liabilities at VIEs of $13 and $44; Note 11)	25,032	22,875
Total current liabilities	57,623	53,226
Non-current Liabilities
Long-term debt
Automotive (including certain debt at VIEs of $123 and $7; Note 11)	3,314	3,613
GM Financial	7,061	4,420
Postretirement benefits other than pensions	6,755	6,836
Pensions	25,317	25,075
Other liabilities and deferred income taxes	12,757	12,442
Total non-current liabilities	55,204	52,386
Total Liabilities	112,827	105,612
Commitments and contingencies (Note 17)
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at September 30, 2012 and December 31, 2011)	5,536	5,536
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at September 30, 2012 and December 31, 2011)	4,855	4,855
Common stock, $0.01 par value (5,000,000,000 shares authorized and 1,565,979,895 shares and 1,564,727,289 shares issued and outstanding at September 30, 2012 and December 31, 2011)	16	16
Capital surplus (principally additional paid-in capital)	26,443	26,391
Retained earnings	11,533	7,183
Accumulated other comprehensive loss	(6,724)	(5,861)
Total stockholders’ equity	41,659	38,120
Noncontrolling interests	970	871
Total Equity	42,629	38,991
Total Liabilities and Equity	$155,456	$144,603

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
			Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$5,536	$4,855	$15	$24,257	$266	$1,251	$979	$37,159
Effect of adoption of amendments in ASU 2010-28 regarding goodwill impairment (Note 9)	—	—	—	—	(1,466)	—	—	(1,466)
Net income	—	—	—	—	8,465	—	75	8,540
Other comprehensive income (loss)	—	—	—	—	—	168	(9)	159
Purchase of noncontrolling interest shares	—	—	—	41	—	(7)	(134)	(100)
Exercise of common stock warrants	—	—	—	9	—	—	—	9
Stock based compensation	—	—	—	160	—	—	—	160
Pension plan stock contribution (Note 15)	—	—	1	1,863	—	—	—	1,864
Cumulative dividends on Series A and Series B Preferred Stock	—	—	—	—	(670)	—	—	(670)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(32)	(32)
Deconsolidation of noncontrolling interest shares	—	—	—	—	—	—	(9)	(9)
Other	—	—	—	—	—	—	2	2
Balance September 30, 2011	$5,536	$4,855	$16	$26,330	$6,595	$1,412	$872	$45,616

Balance December 31, 2011	$5,536	$4,855	$16	$26,391	$7,183	$(5,861)	$871	$38,991
Net income	—	—	—	—	4,994	—	111	5,105
Other comprehensive income (loss)	—	—	—	—	—	(863)	8	(855)
Exercise of common stock warrants	—	—	—	4	—	—	—	4
Stock based compensation	—	—	—	48	—	—	—	48
Cash dividends paid on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(644)	—	—	(644)
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(38)	(38)
Other	—	—	—	—	—	—	18	18
Balance September 30, 2012	$5,536	$4,855	$16	$26,443	$11,533	$(6,724)	$970	$42,629

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Net cash provided by operating activities	$9,824	$6,724
Cash flows from investing activities
Expenditures for property	(6,004)	(4,071)
Available-for-sale marketable securities, acquisitions	(3,818)	(16,349)
Trading marketable securities, acquisitions	(4,867)	(514)
Available-for-sale marketable securities, liquidations	8,923	10,351
Trading marketable securities, liquidations	5,313	380
Acquisition of companies, net of cash acquired	(34)	(25)
Operating leases, liquidations	36	39
Proceeds from sale of business units/investments, net	18	4,810
Increase in restricted cash and marketable securities	(506)	(644)
Decrease in restricted cash and marketable securities	1,096	992
Purchases and originations of finance receivables	(4,941)	(3,786)
Principal collections and recoveries on finance receivables	3,349	2,817
Purchases of leased vehicles, net	(837)	(578)
Decrease (increase) in notes receivable	(2,038)	7
Other investing activities	29	67
Net cash used in investing activities	(4,281)	(6,504)
Cash flows from financing activities
Net increase (decrease) in short-term debt	(221)	169
Proceeds from issuance of debt (original maturities greater than three months)	7,930	7,049
Payments on debt (original maturities greater than three months)	(5,267)	(7,064)
Payments to acquire noncontrolling interest	—	(100)
Dividends paid	(679)	(649)
Other financing activities	(40)	(61)
Net cash provided by (used in) financing activities	1,723	(656)
Effect of exchange rate changes on cash and cash equivalents	(17)	(216)
Net increase (decrease) in cash and cash equivalents	7,249	(652)
Cash and cash equivalents at beginning of period	16,071	21,256
Cash and cash equivalents at end of period	$23,320	$20,604

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

The aggregate net assets of our Venezuelan subsidiaries at September 30, 2012 and December 31, 2011 were $742 million and $438 million. At September 30, 2012 and December 31, 2011 other consolidated entities have receivables from our Venezuelan subsidiaries of $413 million and $380 million. The total amounts pending government approval for settlement at September 30, 2012 and December 31, 2011 were BsF 2.3 billion (equivalent to $545 million) and BsF 2.3 billion (equivalent to $535 million), for which some requests have been pending from 2007.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Significant Non-Cash Activity

Investing Cash Flows

The following table summarizes the amounts of non-cash property additions that have been excluded from Expenditures for property within the investing activities section of the condensed consolidated statements of cash flows because no cash has been expended (dollars in millions):

	Nine Months Ended
	September 30, 2012	September 30, 2011
Non-cash property additions	$3,861	$3,324

Financing Cash Flows

The following table summarizes the amounts of common stock contributed to our U.S. hourly and salaried pension plans. These amounts are excluded from the financing activities section of the condensed consolidated statements of cash flows because no cash has been expended (dollars in millions):

	Nine Months Ended
	September 30, 2012	September 30, 2011
Contribution of common stock to U.S. hourly and salaried pension plans	$—	$1,864

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

Note 3. Acquisition of Businesses

Acquisition of SAIC GM Investment Limited

In September 2012 SAIC Motor Hong Kong Investment Limited (SAIC-HK) exercised its option to not participate in future capital injections to SAIC GM Investment Limited, the holding company of General Motors India Private Limited and Chevrolet Sales India Private Limited (collectively HKJV). We agreed with SAIC-HK to settle a promissory note due from HKJV to us in exchange for HKJV's issuance of 257 million Class B shares at face value of $1.17 per share. SAIC-HK's equity interest in HKJV was diluted from 50% to 14% and we obtained control of HKJV with an 86% interest and consolidated HKJV effective September 1, 2012. We recognized a gain of $51 million measured as the difference between the fair value of our 50% interest in HKJV and the investment carrying amount at the date of acquisition of which $50 million was recorded in Equity income, net of tax and gain on investments. Refer to Note 8 for additional details on our investment in HKJV prior to acquisition. In addition we invested $125 million in HKJV and acquired 186 million Class A shares at face value of $0.6708 per share, which increased our interest in HKJV from 86% to 90.8%.

The following table summarizes the consideration paid and the HKJV assets acquired and liabilities assumed (dollars in

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

millions):

September 1, 2012
Consideration
Fair value of our previously held investment	$74
Consideration paid for SAIC's portion of the promissory note	150
Settlement of written put option	(94)
Total consideration	$130

Fair value of the noncontrolling interest	$21

Assets acquired and liabilities assumed
Cash	$17
Accounts receivable	124
Inventory	132
Other current assets	13
Property	385
Goodwill	61
Other non-current assets	59
Current liabilities	(483)
Non-current liabilities	(157)
$151

When applying the acquisition method of accounting deferred tax assets and related valuation allowances give rise to goodwill, which is a residual. None of the goodwill from this transaction is deductible for tax purposes. We did not provide pro forma financial information because we do not believe the information is material.

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

Acquisition of Additional GM Korea Interests

In March 2011 we completed the acquisition of an additional 6.9% interest in GM Korea Company (GM Korea) for cash of $100 million. The transaction was accounted for as an equity transaction as we retain the controlling financial interest in GM Korea. This transaction reduced our equity attributable to Noncontrolling interests by $134 million and our Accumulated other comprehensive loss by $7 million and increased our Capital surplus by $41 million. We now own 77.0% of the outstanding shares of GM Korea.

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

At September 30, 2012 we have determined the impairment of our investment in Peugeot S.A. (PSA) remains temporary. Although the magnitude of the decline is significant, the duration of the impairment remains relatively short. The recent European economic uncertainty has driven a drop in vehicle sales and is weighing heavily on the valuation of PSA. We believe PSA continues to work towards executing a short-term and long-term turnaround plan which includes cost reduction initiatives, sales of non-core assets, and building upon alliances with other automotive manufacturers. PSA has continued to invest in new technologies, vehicle development programs and product launches. These new investments and cost cutting initiatives are expected to enable PSA to improve near-term and long-term financial performance. The French government has recently provided its support for PSA through state-backed guarantees on additional borrowings by PSA's financing arm, Banque PSA Finance. Should market conditions not recover in the near-term, we may conclude the impairment is other-than-temporary, resulting in an impairment charge. We currently have the ability and intent to hold the investment until its fair value recovers.

In September 2012 we entered into a transaction to acquire security interests in the mandatorily redeemable preferred shares issued by GM Korea for $293 million. The transaction did not meet the criteria for an extinguishment of the liability. Therefore, we have classified these interests as an available-for-sale corporate debt security. The fair value of these securities was $331 million at September 30, 2012.

The following tables summarize information regarding marketable securities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	September 30, 2012
		Unrealized		Fair Value	Fair Value Measurements on a Recurring Basis
	Cost	Gains	Losses		Level 1	Level 2	Level 3
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	$9,983	$—	$—	$9,983	$—	$9,983	$—
Certificates of deposit	760	—	—	760	—	760	—
Money market funds	2,289	—	—	2,289	2,289	—	—
Corporate debt	3,345	—	—	3,345	—	3,345	—
Total available-for-sale securities	$16,377	$—	$—	16,377	2,289	14,088	—
Trading securities(a)
Sovereign debt				824	—	824	—
Total trading securities				824	—	824	—
Total marketable securities classified as cash equivalents				17,201	$2,289	$14,912	$—
Cash, time deposits, and other cash equivalents				6,119
Total cash and cash equivalents				$23,320
Marketable securities - current
Available-for-sale securities
U.S. government and agencies	$1,079	$—	$—	$1,079	$—	$1,079	$—
Sovereign debt	67	—	—	67	—	67	—
Certificates of deposit	13	—	—	13	—	13	—
Corporate debt(b)	3,362	45	1	3,406	—	3,406	—
Total available-for-sale securities	$4,521	$45	$1	4,565	—	4,565	—
Trading securities(a)
Sovereign debt				5,846	—	5,846	—
Total trading securities				5,846	—	5,846	—
Total marketable securities - current				10,411	—	10,411	—
Marketable securities - non-current
Available-for-sale securities
Equity(c)	$404	$—	$207	197	197	—	—
Total marketable securities - non-current	$404	$—	$207	197	197	—	—
Total marketable securities				$10,608	$197	$10,411	$—
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	$1,018	$—	$—	$1,018	$1,018	$—	$—
Sovereign debt	23	—	—	23	—	23	—
Other	173	—	—	173	—	173	—
Total marketable securities classified as restricted cash and marketable securities	$1,214	$—	$—	1,214	$1,018	$196	$—
Restricted cash, time deposits, and other restricted cash equivalents				435
Total restricted cash and marketable securities				$1,649
________

(a)
Net unrealized gains (losses) on trading securities were $187 million and $(124) million in the three months ended September 30, 2012 and 2011 and $128 million and $(127) million in the nine months ended September 30, 2012 and 2011. Unrealized gains (losses) are primarily related to remeasurement of Canadian Dollar (CAD) denominated securities.

(b)	Includes security interest in the mandatorily redeemable preferred shares issued by GM Korea.

(c)
Represents our seven percent ownership in PSA acquired in connection with our agreement with PSA to create a long-term and strategic alliance. The investment is recorded in Other assets and deferred income taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2011
		Unrealized		Fair Value	Fair Value Measurements on a Recurring Basis
	Cost	Gains	Losses		Level 1	Level 2	Level 3
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	$239	$—	$—	$239	$—	$239	$—
Sovereign debt	490	—	—	490	—	490	—
Certificates of deposit	2,028	—	—	2,028	—	2,028	—
Money market funds	1,794	—	—	1,794	1,794	—	—
Corporate debt	5,112	—	—	5,112	—	5,112	—
Total available-for-sale securities	$9,663	$—	$—	9,663	1,794	7,869	—
Trading securities
Sovereign debt				497	—	497	—
Total trading securities				497	—	497	—
Total marketable securities classified as cash equivalents				10,160	$1,794	$8,366	$—
Cash, time deposits, and other cash equivalents				5,911
Total cash and cash equivalents				$16,071
Marketable securities - current
Available-for-sale securities
U.S. government and agencies	$5,214	$2	$—	$5,216	$—	$5,216	$—
Sovereign debt	143	—	—	143	—	143	—
Certificates of deposit	178	—	—	178	—	178	—
Corporate debt	4,566	3	4	4,565	—	4,565	—
Total available-for-sale securities	$10,101	$5	$4	10,102	—	10,102	—
Trading securities
Equity				34	34	—	—
Sovereign debt				5,936	—	5,936	—
Other debt				76	—	76	—
Total trading securities				6,046	34	6,012	—
Total marketable securities - current				$16,148	$34	$16,114	$—
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	$1,363	$—	$—	$1,363	$1,363	$—	$—
Sovereign debt	15	—	—	15	—	15	—
Other	161	3	—	164	—	164	—
Total marketable securities classified as restricted cash and marketable securities	$1,539	$3	$—	1,542	$1,363	$179	$—
Restricted cash, time deposits, and other restricted cash equivalents				691
Total restricted cash and marketable securities				$2,233

	September 30, 2012	December 31, 2011
Classification of Restricted cash and marketable securities
Current	$863	$1,005
Non-current	786	1,228
Total restricted cash and marketable securities	$1,649	$2,233

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We maintained securities of $72 million and $84 million as compensating balances to support letters of credit of $60 million and $70 million at September 30, 2012 and December 31, 2011. We have access to these securities in the normal course of business; however, the letters of credit may be withdrawn if the minimum collateral balance is not maintained.

Sales proceeds from investments in marketable securities classified as available-for-sale and sold prior to maturity were $737 million and $715 million in the three months ended September 30, 2012 and 2011 and $1.7 billion and $964 million in the nine months ended September 30, 2012 and 2011.

The following table summarizes the amortized cost and the fair value of investments classified as available-for-sale within cash equivalents, marketable securities and restricted cash by contractual maturity at September 30, 2012 (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$17,124	$17,162
Due after one year through five years	1,520	1,526
Total contractual maturities of available-for-sale securities	$18,644	$18,688

Note 5. GM Financial Finance Receivables, net

In April 2012 GM Financial commenced commercial lending activities in the U.S. centered on floorplan financing of dealer vehicle inventory and dealer loans to finance dealer sites, facilities, facility improvements and working capital. These loans are made on a secured basis.

The following table summarizes GM Financial finance receivables, net relating to consumer and commercial activities (dollars in millions):

	September 30, 2012	December 31, 2011
Current	$3,744	$3,251
Non-current	6,855	5,911
Total GM Financial finance receivables, net	$10,599	$9,162

The following table summarizes the components of GM Financial finance receivables, net relating to consumer and commercial activities (dollars in millions):

	September 30, 2012	December 31, 2011
Pre-acquisition consumer finance receivables, outstanding balance	$2,597	$4,366
Pre-acquisition consumer finance receivables, carrying amount	$2,350	$4,027
Post-acquisition finance receivables, net of fees(a)	8,540	5,314
Total finance receivables	10,890	9,341
Less: allowance for loan losses on post-acquisition finance receivables	(291)	(179)
Total GM Financial finance receivables, net	$10,599	$9,162
________
(a) At September 30, 2012 the balance includes finance receivables and loans in connection with the commercial lending program of $284 million.

The following table summarizes activity for finance receivables relating to consumer and commercial activities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Pre-acquisition consumer finance receivables, carrying amount, beginning of period	$2,811	$5,471	$4,027	$7,299
Post-acquisition finance receivables, beginning of period	7,468	3,223	5,314	924
Loans originated or purchased(a)	1,888	1,358	4,947	3,845
Charge-offs	(82)	(21)	(186)	(29)
Principal collections and other(b)	(1,170)	(877)	(3,068)	(2,588)
Change in carrying amount adjustment on the pre-acquisition finance receivables	(25)	(85)	(144)	(382)
Balance at end of period	$10,890	$9,069	$10,890	$9,069
________
(a) Includes finance receivables and loans originated of $410 million and $584 million in connection with the commercial lending program for the three and nine months ended September 30, 2012.
(b) Includes principal collections of $254 million and $300 million in connection with the commercial lending program for the three and nine months ended September 30, 2012.

The following table summarizes the carrying amount and estimated fair value of GM Financial finance receivables, net (dollars in millions):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
GM Financial finance receivables, net	$10,599	$10,957	$9,162	$9,386

GM Financial determined the fair value of consumer finance receivables using Level 3 inputs within a cash flow model. The Level 3 inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the finance receivable portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows are calculated and discounted using a weighted-average cost of capital (WACC) using unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity and maturity profile as the portfolio. Macroeconomic factors could negatively affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in our cash flow model.

Substantially all commercial finance receivables have variable interest rates and maturities of one year. Therefore, the carrying amount is considered to be a reasonable estimate of fair value.

GM Financial purchases consumer finance contracts from automobile dealers without recourse, and accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

At September 30, 2012 and December 31, 2011 the accrual of finance charge income has been suspended on delinquent consumer finance receivables based on contractual amounts due of $450 million and $439 million. At September 30, 2012 there were no commercial finance receivables or loans on non-accrual status.

GM Financial reviews its pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from its initial investment in the pre-acquisition portfolio to determine if the difference is attributable, at least, in part to credit quality. In the nine months ended September 30, 2012 as a result of improvements in credit performance of the pre-acquisition portfolio, which resulted in an increase of expected cash flows of $170 million, GM Financial transferred this excess non-accretable discount to accretable yield. GM Financial will recognize this excess as finance charge income over the remaining life of the portfolio.

The following table summarizes accretable yield (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of period	$628	$1,072	$737	$1,201
Accretion of accretable yield	(123)	(192)	(402)	(575)
Transfer from non-accretable discount	—	7	170	261
Balance at end of period	$505	$887	$505	$887

The following table summarizes the allowance for post-acquisition loan losses on consumer finance receivables (dollars in millions):

	September 30, 2012	December 31, 2011
Current	$220	$136
Non-current	71	43
Total allowance for post-acquisition loan losses	$291	$179

The following table summarizes activity for the allowance for post-acquisition loan losses on consumer finance receivables (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of period	$249	$108	$179	$26
Provision for loan losses	78	51	188	135
Charge-offs	(82)	(21)	(186)	(29)
Recoveries	46	13	110	19
Balance at end of period	$291	$151	$291	$151

Credit Quality

Consumer Finance Receivables

Credit bureau scores, generally referred to as FICO scores, are determined during GM Financial's automotive loan origination process. The following table summarizes the credit risk profile of consumer finance receivables by FICO score band, determined at origination (dollars in millions):

	September 30, 2012	December 31, 2011
FICO score less than 540	$2,874	$2,133
FICO score 540 to 599	4,890	4,167
FICO score 600 to 659	2,569	2,624
FICO score greater than 660	520	756
Balance at end of period(a)	$10,853	$9,680
__________

(a)	Composed of the sum of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Delinquency

Consumer Finance Receivables

The following summarizes the contractual amount of consumer finance receivables, which is not materially different than the recorded investment, more than 30 days delinquent, but not yet in repossession, and in repossession, but not yet charged off (dollars in millions):

	September 30, 2012		September 30, 2011
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts
31-to-60 days	$561	5.2%	$441	4.7%
Greater-than-60 days	204	1.9%	165	1.7%
Total finance receivables more than 30 days delinquent	765	7.1%	606	6.4%
In repossession	38	0.3%	34	0.4%
Total finance receivables more than 30 days delinquent or in repossession	$803	7.4%	$640	6.8%

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average age of the portfolio, seasonality within the calendar year and economic factors.

Commercial Finance Receivables

At September 30, 2012 all commercial finance receivables were current with respect to payment status.

Note 6. Securitizations

The following table summarizes securitization activity and cash flows from consolidated special purpose entities (SPEs) used for securitizations (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Receivables securitized	$1,372	$955	$5,721	$3,873
Net proceeds from securitization	$1,300	$900	$5,400	$3,650
Servicing fees
Variable interest entities	$60	$50	$178	$148
Net distributions from trusts
Variable interest entities	$267	$203	$1,183	$637

GM Financial retains servicing responsibilities for receivables transferred to securitization SPEs. At September 30, 2012 and December 31, 2011 GM Financial serviced finance receivables that have been transferred to certain SPEs of $9.9 billion and $7.9 billion. At September 30, 2012 and December 31, 2011 a Canadian subsidiary of GM Financial serviced leased assets of $0.7 billion and $1.0 billion for a third party.

Note 7. Inventories

The following table summarizes the components of Inventories (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	September 30, 2012	December 31, 2011
Productive material, supplies and work in process	$7,241	$6,486
Finished product, including service parts	8,431	7,838
Total inventories	$15,672	$14,324

Note 8. Equity in Net Assets of Nonconsolidated Affiliates

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used, due to the ability to exercise significant influence over decisions relating to their operating and financial affairs.

The following table summarizes information regarding Equity income, net of tax and gain on investments (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
China JVs	$371	$387	$1,121	$1,215
New Delphi (including gain on disposition)				1,727
Others (including gain on acquisition of HKJV)	47	(10)	20	(39)
Total equity income, net of tax and gain on investments	$418	$377	$1,141	$2,903

We received dividends from nonconsolidated affiliates of $0 and $17 million in the three months ended September 30, 2012 and 2011 and $1.4 billion and $1.1 billion in the nine months ended September 30, 2012 and 2011. At September 30, 2012 and December 31, 2011 we had undistributed earnings including dividends declared but not received of $1.3 billion and $1.6 billion related to our nonconsolidated affiliates.

Investment in China JVs

The following table summarizes our direct ownership interests in our Chinese joint ventures, collectively referred to as China JVs:

	September 30, 2012	September 30, 2011
Shanghai General Motors Co., Ltd. (SGM)	50%	49%
Shanghai GM Norsom Motor Co., Ltd. (SGM Norsom)	25%	25%
Shanghai GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
Shanghai GM Dong Yue Powertrain (SGM DYPT)	25%	25%
SAIC-GM-Wuling Automobile Co., Ltd. (SGMW)	44%	44%
FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%	50%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Shanghai Chengxin Used Car)	33%	33%
SAIC General Motors Sales Co., Ltd. (SGMS)	49%

Sales and income of our China JVs are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income, net of tax and gain on investments.

SGM is a joint venture established in 1997 by Shanghai Automotive Industry Corporation (SAIC) (50%) and us (50%). In February 2010 we sold a 1% equity interest in SGM to SAIC-HK, reducing our ownership interest to 49%. The equity transfer agreement with SAIC-HK granted us a contingently exercisable option to repurchase the 1% interest. In September 2012, we repurchased the 1% interest in SGM for a total consideration of $119 million, increasing our ownership interest in SGM to 50%. The transaction was accounted for by applying the equity method of accounting. The consideration exceeded our proportionate share of the 1% interest in SGM net assets by $82 million, which consists of plant, property and equipment, intangible assets and goodwill of $8 million, $36 million and $38 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

SGM has interests in three other joint ventures in China: SGM Norsom, SGM DY and SGM DYPT. These three joint ventures are jointly held by SGM (50%), SAIC (25%) and us (25%). These four joint ventures are engaged in the production, import and sale of a comprehensive range of products under the brands of Buick, Chevrolet and Cadillac. SGM has interests in Shanghai OnStar (20%) and Shanghai Chengxin Used Car (33%). SGM also has 20% equity interest in GMAC-SAIC Automotive Finance, Ltd., a joint venture established by General Motors Acceptance Corporation (now Ally Financial) (40%) and SAIC Finance Co., Ltd. (40%) in 2007.

SGMS is a joint venture established in November 2011 by SAIC (51%) and us (49%) to engage in the sales of the imported brands of Buick, Chevrolet and Cadillac and the sales of automobiles manufactured by SGM.

Sale of New Delphi

In March 2011 we sold our Class A Membership Interests in Delphi Automotive LLP (New Delphi) to New Delphi for $3.8 billion. The Class A Membership Interests sold represented 100% of our direct and indirect interests in New Delphi and 100% of New Delphi's Class A Membership Interests issued and outstanding. The sale terminated any direct and indirect obligation to loan New Delphi up to $500 million under a term loan facility established in October 2009 when New Delphi was created and the Class A Membership Interests were issued. New Delphi had not borrowed under this loan facility. In March 2011 we recorded a gain of $1.6 billion related to the sale in Equity income, net of tax and gain on investments. Our existing supply contracts with New Delphi were not affected by this transaction.

Investment in HKJV

In March 2011 the fair value of our investment in HKJV was determined to be less than its carrying amount. The loss in value was determined to be other-than-temporary; therefore, we recorded an impairment charge of $39 million in the three months ended March 31, 2011. In addition we recorded other charges totaling $67 million related to our investment in the HKJV.

We provided SAIC-HK, a 50% equity holder in HKJV through September 1, 2012, an option to not participate in future capital injections, which would otherwise be required under certain circumstances. The related option liability was $88 million and total unrealized losses were $64 million at December 31, 2011. A Monte Carlo option-pricing model was used to estimate the fair value of the option liability which is a Level 3 measure. The key inputs into the option pricing model were the expected volatility, risk-free rate, expected term, fair value of HKJV and expected amounts of the future funding requirement. The fair value estimate of the option is most sensitive to the fair value of HKJV, which is unobservable. A discounted cash flow methodology was utilized to estimate the fair value of HKJV.

In the three months ended September 30, 2012 SAIC-HK exercised its option to not participate in future capital injections to HKJV. As a consequence of the decision to not participate in the capital injections and our settlement of a promissory note, SAIC-HK's interest in HKJV was diluted from 50% to 14% and we obtained control of HKJV with an 86% interest. We consolidated the assets and liabilities and the results of operations of HKJV beginning on September 1, 2012. We recognized a gain of $51 million measured as the difference between the fair value of our 50% interest in HKJV and the investment carrying amount at the date of acquisition of which $50 million was recorded in Equity income, net of tax and gain on investments. Refer to Note 3 for further detail regarding the acquisition.

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

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and automobile parts. We purchase component parts and vehicles from certain nonconsolidated affiliates for resale to dealers. The following tables summarize the effects of transactions with nonconsolidated affiliates (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Results of operations
Automotive sales and revenue	$568	$757	$1,873	$2,444
Automotive purchases, net	$98	$31	$407	$861
Automotive selling, general and administrative expense	$(6)	$2	$(3)	$8
Automotive interest expense	$4	$5	$16	$15
Interest income and other non-operating income (expense), net	$11	$15	$174	$26

	September 30, 2012	December 31, 2011
Financial position
Accounts and notes receivable, net	$353	$1,785
Accounts and notes payable	$212	$342
Deferred revenue and customer deposits	$44	$150

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows
Operating	$3,030	$2,761
Investing	$(38)	$(1)

Note 9. Goodwill
The following tables summarize the changes in the carrying amounts of Goodwill (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Balance at January 1, 2012	$26,399	$581	$610	$151	$27,741	$1,278	$29,019
Impairment charges	—	(590)	(105)	—	(695)	—	(695)
Goodwill from business combinations (a)	—	—	61	—	61	—	61
Effect of foreign currency translation and other	—	9	19	(6)	22	1	23
Balance at September 30, 2012	$26,399	$—	$585	$145	$27,129	$1,279	$28,408

Accumulated impairment charges at December 31, 2011	$—	$(2,482)	$(270)	$—	$(2,752)	$—	$(2,752)
Accumulated impairment charges at September 30, 2012	$—	$(3,072)	$(375)	$—	$(3,447)	$—	$(3,447)
________

(a)	Refer to Note 3 for additional information concerning the acquisition of HKJV.

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

In the three months ended March 31, June 30, and September 30, 2012 we performed event-driven goodwill impairment tests

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

at our GM Korea reporting unit, which resulted in Goodwill impairment charges within our GMIO segment of $27 million and $78 million in the three months ended March 31 and September 30, 2012.
The following tables summarize the Goodwill impairment charges recorded in the three and nine months ended September 30, 2012 and 2011 (dollars in millions):

	2012
	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Three months ended September 30	$—	$—	$78	$—	$78	$—	$78
Nine months ended September 30	$—	$590	$105	$—	$695	$—	$695

	2011
	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Effect of Adoption of ASU 2010-28(a)	$—	$1,466	$—	$—	$1,466	$—	$1,466
Three months ended September 30	$—	$—	$—	$—	$—	$—	$—
Nine months ended September 30	$—	$395	$—	$—	$395	$—	$395
_________

(a)	Impairment charges were recorded as a cumulative-effect adjustment to beginning Retained earnings upon the adoption of ASU 2010-28 in the three months ended March 31, 2011.

The Goodwill impairment charges recorded as a result of the initial adoption of ASU 2010-28 in the three months ended March 31, 2011 and the event-driven goodwill impairment tests in the nine months ended September 30, 2012 and 2011 represent the net decreases in implied goodwill resulting primarily from decreases in the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting, as discussed in Note 32 to our consolidated financial statements in our 2011 Form 10-K. The net decreases resulted primarily from a decrease in our nonperformance risk and an improvement in our incremental borrowing rates since July 10, 2009. At certain of the testing dates the net decrease also resulted from an increase in the high quality corporate bond rates utilized to measure our employee benefit obligations and a decrease in credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk. In addition, for the purpose of deriving an implied goodwill balance, deterioration in the business outlook for GME resulted in a reduction in the fair value of certain tax attributes and an increase in the fair value of estimated employee benefit obligations. The amount of implied goodwill derived from GM Korea decreased primarily from a reduction in the fair value of certain tax attributes.

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

				Industry Volumes(a)(b)		Market Share(a)(b)
	Goodwill(c)	WACC	Long-Term Growth Rates	2011/2012	2015/2016	2011/2012	2015/2016
GME - At January 1, 2011	$3,053	17.0%	0.5%	18.4	22.0	6.6%	7.4%
GME - At March 31, 2011	$1,661	16.5%	0.5%	18.4	22.0	6.6%	7.4%
GME - At March 31, 2012	$594	17.5%	0.5%	19.1	21.9	6.2%	6.3%
GM Korea - At March 31, 2012	$564	14.8%	3.0%	81.0	97.1	1.4%	1.1%
GM Korea - At June 30, 2012	$523	14.8%	3.0%	81.0	97.1	1.4%	1.1%
GM Korea - At September 30, 2012	$540	14.5%	3.0%	82.1	99.8	1.2%	1.2%
_________

(a)	Industry forecast volumes and market share for GM Korea are based on global industry volumes because GM Korea exports vehicles globally.

(b)
GME forecast volumes at January 1, 2011 and March 31, 2011 are 2011 through 2015 and GME forecast volumes at March 31, 2012 are 2012 through 2016. GM Korea forecast volumes at March 31, 2012 and June 30, 2012 are 2012 through 2015, and GM Korea forecast volumes at September 30, 2012 are 2012 through 2016.

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

Our U.S. and Canadian operations are experiencing significant profitability. If this trend continues into the fourth quarter of 2012 and if our final plans for 2013 and future longer-term forecasts show sustained profitability, it is likely that we will reverse some or all of the applicable valuation allowances recorded against our deferred tax assets in the fourth quarter of 2012, resulting in a significant increase in earnings and associated equity. If the fair value of the GMNA reporting unit does not increase significantly, this would likely result in a material goodwill impairment charge against earnings.

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

Note 10. Intangible Assets, net

The following table summarizes the components of Intangible assets, net (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$7,761	$6,005	$1,756	$7,751	$5,081	$2,670
Brands	5,413	487	4,926	5,410	374	5,036
Dealer network and customer relationships	2,166	409	1,757	2,138	322	1,816
Favorable contracts	551	261	290	514	200	314
Other	17	17	—	17	14	3
Total amortizing intangible assets	15,908	7,179	8,729	15,830	5,991	9,839
Nonamortizing in process research and development	175		175	175		175
Total intangible assets	$16,083	$7,179	$8,904	$16,005	$5,991	$10,014

The following table summarizes amortization expense related to intangible assets (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Amortization expense related to intangible assets	$389	$430	$1,179	$1,396

The following table summarizes estimated amortization expense related to intangible assets in each of the next five years (dollars in millions):

	2013	2014	2015	2016	2017
Estimated amortization expense	$1,229	$612	$314	$315	$312

Note 11. Variable Interest Entities

Consolidated VIEs

Automotive

Variable interest entities (VIEs) that we do not control through a majority voting interest that are consolidated because we are the primary beneficiary include certain vehicle assembling, manufacturing and selling venture arrangements, the most significant of which is GM Egypt. At September 30, 2012 and December 31, 2011: (1) Total assets of these VIEs were $458 million and $463 million, which were composed of Cash and cash equivalents, Accounts and notes receivable, net, Inventories and Property, net; and (2) Total liabilities were $261 million and $298 million, which were composed of Accounts payable (principally trade) and Accrued liabilities. In the three months ended September 30, 2012 and 2011 Total net sales and revenue recorded by these VIEs were $284 million and $171 million and Net income was $25 million and $12 million. In the nine months ended September 30, 2012 and 2011 Total net sales and revenue recorded by these VIEs were $746 million and $508 million and Net income was $32 million and $41 million. These amounts are stated prior to intercompany eliminations. Liabilities recognized as a result of consolidating VIEs generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of the VIEs' operations and cannot be used to satisfy our obligations.

HKJV and GM Korea are non-wholly owned consolidated subsidiaries that we control through a majority voting interest. They are also VIEs because in the future they may require additional subordinated financial support.

The following table summarizes the liabilities of HKJV and GM Korea for which their creditors do not have recourse to our general credit.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	September 30, 2012	December 31, 2011
HKJV(a)
Short-term debt	$118
Long-term debt	$120
GM Korea
Short-term debt	$109	$171
Current derivative	$13	$44
Long-term debt	$3	$7
__________

(a)	Consolidated effective September 1, 2012. Refer to Notes 3 and 8 for additional information on the acquisition of HKJV.

In February 2011 we provided a guarantee to a minority shareholder in GM Korea to repurchase GM Korea's preferred shares according to the redemption schedule should GM Korea not repurchase the shares. This guarantee decreased the amount of long-term debt for which the creditors of GM Korea did not have recourse to our general credit in the three months ended March 31, 2011.

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

Nonconsolidated VIEs

Automotive

VIEs that are not consolidated include certain vehicle assembling, manufacturing and selling venture arrangements and other automotive related entities to which we provided financial support including HKJV prior to September 2012 and Ally Financial. We concluded these entities are VIEs because they do not have sufficient equity at risk or may require additional subordinated financial support. We currently lack the power through voting or similar rights to direct those activities of these entities that most significantly affect their economic performance. Our variable interests in these nonconsolidated VIEs include accounts and notes receivable, equity in net assets, guarantees and financial support, some of which were provided to certain current or previously divested suppliers in order to ensure that supply needs for production were not disrupted due to a supplier's liquidity concerns or possible shutdowns.

The following table summarizes the amounts recorded for nonconsolidated VIEs and the related off-balance sheet guarantees and maximum exposure to loss, excluding Ally Financial that is disclosed in Note 22 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	September 30, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Assets
Accounts and notes receivable, net	$8	$8	$1	$1
Equity in net assets of nonconsolidated affiliates	117	113	190	186
Other assets	1	1	1	1
Total assets	$126	$122	$192	$188

Liabilities
Other liabilities	$56		$198

Off-balance sheet
Loan commitments		$15		$15
Other liquidity arrangements(a)		5		220
Total off-balance sheet arrangements		$20		$235
__________

(a)	Amounts at December 31, 2011 represented additional contingent future capital funding requirements related primarily to HKJV.

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

Note 12. Depreciation, Amortization and Impairment Charges

The following table summarizes depreciation, amortization and impairment charges related to Property, net, Equipment on operating leases, net and GM Financial equipment on operating leases, net (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Depreciation and amortization of long-lived assets	$994	$832	$2,811	$2,711
Impairment charges of long-lived assets(a)	$7	$18	$61	$62
Depreciation of equipment on operating leases	$124	$178	$321	$386
Impairment charges of equipment on operating leases	$27	$13	$157	$126
__________

(a)
The fair value of related assets was determined to be $0 in the three months ended September 30, 2012 and 2011 and $0 in the nine months ended September 30, 2012 and 2011 measured utilizing Level 3 inputs. Fair value measurements of long-lived assets utilized projected cash flows discounted at a rate commensurate with the perceived business risks related to the assets involved.

The following table summarizes equipment on operating leases to daily rental car companies measured at fair value utilizing Level 3 inputs on a nonrecurring basis (dollars in millions):

		Fair Value Measurements on a Nonrecurring Basis (a)
	Fair Value Measures	Level 1	Level 2	Level 3
Three months ended September 30, 2012	$720	$—	$—	$720
Three months ended September 30, 2011	$777	$—	$—	$777
Nine months ended September 30, 2012	$2,266	$—	$—	$2,266
Nine months ended September 30, 2011	$2,226	$—	$—	$2,226
__________

(a)	The carrying amount of the related assets at September 30, 2012 and 2011 may no longer equal the fair value as the fair value presented is

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

as of the date the impairment charge was recorded during the period presented.

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

The following table summarizes the significant quantitative unobservable inputs and assumptions used in the fair value measurement of Equipment on operating leases, net (dollars in millions):

			Three Months Ended	Nine Months Ended
	Valuation Technique	Significant Unobservable Input	September 30, 2012	September 30, 2012
Impaired equipment on operating leases	Cash flow	Estimated net revenue	$735	$2,320
		Estimated costs	$762	$2,477

Note 13. Debt

Automotive

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	September 30, 2012	December 31, 2011
Carrying amount	$5,591	$5,295
Fair value(a)	$6,011	$5,467
__________

(a)
The fair value of debt included $4.8 billion and $4.4 billion measured utilizing Level 2 inputs at September 30, 2012 and December 31, 2011. The fair value of debt included $1.2 billion and $1.1 billion measured utilizing Level 3 inputs at September 30, 2012 and December 31, 2011.

The Level 2 fair value measurements utilize a discounted cash flow model. The valuation is reviewed internally by personnel with appropriate expertise in valuation methodologies. This model utilizes observable inputs such as contractual repayment terms and benchmark forward yield curves, plus a spread that is intended to represent our nonperformance risk for secured or unsecured obligations. We estimate our nonperformance risk using our corporate credit rating, the rating on our secured revolver, yields on traded bonds of companies with comparable credit ratings and risk profiles. We acquire the benchmark yield curves and nonperformance risk spread from independent sources that are widely used in the financial industry. In certain circumstances we adjust the valuation of debt for additional nonperformance risk or potential prepayment probability scenarios. We may use a probability weighting of prepayment scenarios when the stated rate exceeds market rates and the instrument contains prepayment features. The prepayment scenarios are adjusted to reflect the views of market participants. The fair value measurements subject to additional adjustments for nonperformance risk or prepayment have been categorized within Level 3.

In the three months ended March 31, 2012 we prepaid and retired a debt obligation of $39 million. We recorded a loss on extinguishment of debt of $18 million which primarily represented the unamortized debt discount. In the nine months ended September 30, 2011 we prepaid and retired in full debt facilities of $1.0 billion held by certain of our subsidiaries, primarily in GMNA and GMSA. We recorded a loss on extinguishment of these debt facilities of $45 million.

Automotive Financing - GM Financial

The following table summarizes the current and non-current portion of debt (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	September 30, 2012	December 31, 2011
Short-term debt and current portion of long-term debt	$4,001	$4,118
Long-term debt	7,061	4,420
Total GM Financial debt	$11,062	$8,538

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

		September 30, 2012		December 31, 2011
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facilities
Medium-term note facility	3	$182	$182	$294	$294
Syndicated warehouse facility	2	—	—	621	621
Lease warehouse facilities	2	375	375	181	181
Bank funding facility	3	—	—	3	3
Total credit facilities		557	557	1,099	1,099
Securitization notes payable
Securitization notes payable	1	8,450	8,585	6,938	6,946
Private securitization 2012-PP1	3	555	568
Total securitization notes payable		9,005	9,153	6,938	6,946
Senior notes and convertible senior notes	2	1,500	1,580	501	511
Total GM Financial debt		$11,062	$11,290	$8,538	$8,556

The carrying amount of the syndicated warehouse facility and lease warehouse facilities is considered to be a reasonable estimate of fair value because these facilities have variable rates of interest and maturities of approximately one year. The fair value of the bank funding facility, securitization notes payable and senior notes and convertible senior notes are based on quoted market prices, when available. If quoted prices are not available the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

GM Financial uses observable and unobservable inputs to estimate fair value of the medium-term note facility. Observable inputs are used regarding an advance rate on the receivables to generate an estimated debt amount as well as the interest rate used to calculate the series of estimated principal payments. Those series of principal and interest payments are discounted using an unobservable interest rate based on the most recent securitization in order to estimate fair value which would approximate the market value.

GM Financial uses observable and unobservable inputs to estimate fair value for the private securitization 2012-PP1. Unobservable inputs are related to the structuring of the debt into various classes, which is based on public securitizations issued during the same time frame. Observable inputs are used by obtaining active prices based on the securitization debt issued during the same time frame. These observable inputs are then used to create expected market prices (unobservable inputs), which are then applied to the debt classes in order to estimate fair value which would approximate market value.

Credit Facilities

The following table summarizes further details regarding terms and availability of GM Financial's credit facilities at September 30, 2012 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Facility Amount	Advances Outstanding	Assets Pledged	Restricted Cash Pledged(a)
Syndicated warehouse facility(b)	$2,500	$—	$—	$—
U.S. lease warehouse facility(c)	$600	—	—	—
Canada lease warehouse facility(d)	$813	375	584	3
Medium-term note facility(e)		182	201	84
		$557	$785	$87
__________

(a)	These amounts do not include cash collected on finance receivables pledged of $32 million which is included in Restricted cash and marketable securities.

(b)	In May 2012 GM Financial increased the syndicated warehouse facility amount from $2.0 billion to $2.5 billion and extended the maturity date to May 2013.

(c)	In January 2012 GM Financial extended the maturity date of the U.S. lease warehouse facility to January 2013. Borrowings on the facility are collateralized by leased assets.

(d)
In July 2012 GM Financial increased the Canada lease warehouse facility from CAD $600 million to CAD $800 million and extended the maturity date to July 2013. Borrowings in the facility are collateralized by leased assets. The facility amount represents CAD $800 million at September 30, 2012 and the advances outstanding amount represents CAD $368 million at September 30, 2012.

(e)	In October 2012 this facility was paid in full and subsequently terminated.

Securitization Notes Payable

Securitization notes payable represents debt issued by GM Financial in securitization transactions. The following table summarizes securitization notes payable (dollars in millions):

	September 30, 2012					December 31, 2011
Year of Transactions	Maturity Dates(a)	Original Note Amounts	Original Weighted- Average Interest Rates	Total Receivables Pledged	Note Balance	Note Balance
2006	January 2014	$1,200	5.4%	$—	$—	$63
2007	April 2014 - March 2016	$1,000 - 1,500	5.3% - 5.5%	—	—	794
2008	October 2014 - April 2015	$500 - 750	6.0% - 10.5%	282	104	171
2009	January 2016 - July 2017	$227 - 725	2.7% - 7.5%	251	188	298
2010	July 2017 - April 2018	$200 - 850	2.2% - 3.8%	1,394	1,235	1,756
2011	July 2018 - March 2019	$800 - 1,000	2.4% - 2.9%	3,037	2,798	3,813
2012	June 2019 - February 2020	$800 - 1,300	1.5% - 2.9%	4,974	4,663
				$9,938	8,988	6,895
Purchase accounting premium					17	43
Total securitization notes payable					$9,005	$6,938
__________

(a)
Maturity dates represent final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the trusts.

Senior notes

In August 2012 GM Financial issued 4.75% senior notes of $1.0 billion which are due in August 2017, with interest payable semiannually. GM Financial intends to use the net proceeds from this offering for general corporate purposes including, but not limited to, acquisitions. The notes are guaranteed by GM Financial's principal operating subsidiary.

In connection with the issuance of these senior notes, GM Financial entered into a registration rights agreement that requires GM Financial to file a registration statement with the SEC for an exchange offer with respect to the 4.75% senior notes and the subsidiary guaranty. If the registration statement has not been declared effective by the SEC within 365 days from the original issuance of the senior notes or ceases to remain effective, GM Financial will be required to pay the 4.75% senior note holders a maximum amount of $0.50 per week of additional interest per $1,000 of principal during the time the registration statement is not

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

effective, for a period of up to one year.

Note 14. Product Warranty Liability

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities (dollars in millions):

	Nine Months Ended
	September 30, 2012	September 30, 2011
Balance at beginning of period	$6,600	$6,789
Warranties issued and assumed in period	2,594	2,290
Payments	(2,583)	(2,862)
Adjustments to pre-existing warranties	510	468
Effect of foreign currency translation	47	(52)
Balance at end of period	$7,168	$6,633

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

In October 2012 we contributed $650 million to the existing salaried pension plan in anticipation of the additional funding required for the purchase of the group annuity contract described below.

We continue to pursue various options to fund and derisk our pension plans, including continued changes to the pension asset portfolio mix to reduce funded status volatility.

Net Periodic Pension and OPEB (Income) Expense

The following tables summarize the components of net periodic pension and other postretirement benefits (OPEB) (income) expense (dollars in millions):

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Service cost	$164	$104	$5	$5	$158	$129	$5	$8
Interest cost	1,031	277	59	15	1,229	308	66	54
Expected return on plan assets	(1,281)	(218)	—	—	(1,673)	(233)	—	—
Amortization of prior service credit	—	—	(29)	(4)	(1)	(1)	(10)	(2)
Recognized net actuarial loss	—	9	13	2	—	—	2	—
Curtailments, settlements and other losses	54	8	—	11	—	3	—	—
Net periodic pension and OPEB (income) expense	$(32)	$180	$48	$29	$(287)	$206	$63	$60

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Service cost	$485	$302	$17	$13	$473	$321	$18	$25
Interest cost	3,191	830	176	47	3,686	922	201	159
Expected return on plan assets	(3,946)	(653)	—	—	(5,019)	(700)	—	—
Amortization of prior service credit	(1)	—	(87)	(9)	(1)	(2)	(10)	(7)
Recognized net actuarial loss	1	26	39	5	—	1	4	—
Curtailments, settlements and other (gains) losses	31	50	—	11	(23)	(13)	—	—
Net periodic pension and OPEB (income) expense	$(239)	$555	$145	$67	$(884)	$529	$213	$177

Significant Plan Amendments, Benefit Modifications and Related Events

U.S. Salaried Defined Benefit Pension Plan

In January 2012 we amended the salaried pension plan to cease the accrual of additional benefits effective September 30, 2012. This amendment resulted in a curtailment which decreased the pension liability and decreased the net pre-tax actuarial loss component of Accumulated other comprehensive loss by $309 million. Active plan participants will receive additional contributions in the defined contribution plan starting in October 2012.

In May 2012 we entered into an agreement in which the salaried pension plan will purchase a group annuity contract from an insurance company that requires the insurance company to pay and administer the future annuity payments to certain of our salaried retirees. Following the execution of the agreement 44,000 retired participants in the salaried pension plan were offered lump-sum distributions and approximately 30% of the offers were accepted by the plan participants resulting in lump-sum payments of $3.6 billion. Retired salaried employees that were not offered lump-sum distributions or those that declined the lump-sum offer will continue to receive annuity payments from the insurance company in accordance with the terms of the group annuity contract. Approximately 118,000 salaried retirees were affected by changes depending on retirement date and eligibility. Due to completion of the regulatory review and meeting all closing conditions, we expect to purchase the group annuity contract on November 1, 2012. We loaned $2.2 billion and contributed $650 million to the plan. Currently it is expected that the required funding for the existing salaried pension plan will be approximately $2.6 billion. Amounts loaned to the plan in excess of the funding requirements will be repaid to us. We expect to incur pre-tax charges against earnings of approximately $2.9 billion ($3.4 billion after tax) in the fourth quarter of 2012 which will be treated as special charges. The tax expense of $0.5 billion would result from the removal of income tax allocations between Accumulated other comprehensive loss and operations in prior years. The ongoing annual impact to earnings will be $0.2 billion unfavorable due to a decrease in pension income. Upon completion we expect to account for the transactions as a settlement of pension obligations of approximately $25.1 billion in the fourth quarter of 2012 and the plan will be terminated effective November 1, 2012.

With the lump-sum payments of $3.6 billion and the expected settlement of approximately $25.1 billion we will have reduced our pension obligation by approximately $28.7 billion.

In August 2012 the salaried pension plan was amended to divide the plan. A new legally separate defined benefit pension plan was created primarily for active and terminated vested participants. The existing salaried pension plan will now cover the majority of retirees currently receiving payments. The underlying benefits offered to the plans' participants were unchanged. The remeasurement on August 1, 2012 increased the pension liability and the net pre-tax actuarial loss component of Accumulated other comprehensive loss by $654 million, due primarily to a decrease in the discount rate from 4.21% to 3.37% on a weighted-average basis, partially offset by actual asset returns in excess of expected amounts.

In August 2012 lump-sum distributions were made from the existing salaried pension plan to retired plan participants who elected to receive a lump-sum payment instead of their annuity. These distributions resulted in a partial plan settlement necessitating a plan remeasurement for the existing salaried pension plan on August 31, 2012. The settlement resulted in a pre-tax loss of $54 million. The effect on our financial condition was insignificant.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In August 2012 we provided a short-term, interest-free loan to the existing salaried pension plan of $2.0 billion which is recorded in Accounts and notes receivable. In October 2012 an additional loan with similar terms was made in the amount of $180 million. These loans will provide the plan with incremental liquidity to pay ongoing benefits and administrative costs without requiring the liquidation of assets that will be transferred at settlement of the annuity transaction. The entire principal amount of these loans is due within 90 days. The loan is unsecured and we have no recourse against the plan to demand prepayment.

Canadian Salaried Defined Benefit Plans

In June 2012 we amended the Canadian salaried pension plan to cease the accrual of additional benefits effective December 31, 2012 and provide active employees a lump-sum distribution option at retirement. The remeasurement, amendments and offsetting curtailment increased the pension liability by $84 million, and resulted in a net decrease in the pre-tax components of Accumulated other comprehensive loss composed of net actuarial loss of $58 million, net actuarial curtailment gain of $20 million and prior service cost of $46 million. Active plan participants will receive additional contributions in the defined contribution plan starting in January 2013.

We also amended the Canadian salaried retiree healthcare plan to eliminate post-65 healthcare benefits for employees retiring on or after July 1, 2014. In conjunction with this change we amended the plan to offer either a monthly monetary payment or an annual lump-sum cash payment to a defined contribution plan for health care in lieu of the benefit coverage provisions formerly provided under the healthcare plan. These amendments decreased the OPEB liability by $28 million and resulted in a net increase in the pre-tax components of Accumulated other comprehensive loss composed of prior service credit of $51 million and net actuarial loss of $23 million.

Other Remeasurements

In the three months ended March 31, 2012 certain pension plans in GME were remeasured as part of our Goodwill impairment testing, resulting in an increase of $150 million in the pension liability and a pre-tax increase in the net actuarial loss component of Accumulated other comprehensive loss.

In the three months ended September 30, 2011 a plan which provides legal services to U.S. hourly employees and retirees was remeasured as a result of our labor agreement provisions which terminate the plan effective December 31, 2013. The negotiated termination has been accounted for as a negative plan amendment resulting in a decrease in the OPEB liability and a pre-tax increase of $266 million in the prior service credit component of Accumulated other comprehensive loss, which is being amortized through December 31, 2013.

In the three months ended March 31, 2011 certain pension plans in GME were remeasured as part of our Goodwill impairment testing, resulting in a decrease of $272 million in the pension liability and a pre-tax increase in the net actuarial gain component of Accumulated other comprehensive loss.

Refer to Note 9 for additional information on our Goodwill impairment.

Note 16. Derivative Financial Instruments and Risk Management

Automotive

Derivatives and Hedge Accounting

In accordance with our risk management policy, we enter into a variety of foreign currency exchange rate and commodity derivative contracts to manage our exposure to fluctuations in certain foreign currency exchange rates and commodity prices. At September 30, 2012 our derivative instruments consisted primarily of forward contracts and options. At September 30, 2012 and December 31, 2011 no outstanding derivative contracts were designated in hedging relationships. We manage our counterparty credit risk by monitoring the credit ratings of our counterparties and by requiring them to post collateral in certain circumstances. Certain of our agreements with counterparties require that we provide cash collateral. At September 30, 2012 and December 31, 2011 no collateral was posted related to derivative instruments, and we did not have any agreements with counterparties to derivative instruments containing covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that such covenants are violated.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Fair Value of Derivatives

The following tables summarize fair value measurements of our derivative instruments measured on a recurring basis (dollars in millions):

	September 30, 2012
		Derivative Assets		Derivative Liabilities
	Notional	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Foreign currency	$6,834	$78	$—	$14	$—
Commodity	2,282	20	5	6	—
Embedded	1,229	7	23	—	1
Total	$10,345	$105	$28	$20	$1

	December 31, 2011
		Derivative Assets		Derivative Liabilities
	Notional	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Foreign currency	$6,507	$64	$—	$46	$—
Commodity	2,566	9	—	10	5
Embedded	1,461	28	124	1	5
Total	$10,534	$101	$124	$57	$10
__________

(a)	Recorded in Other current assets and deferred income taxes.

(b)	Recorded in Other assets and deferred income taxes.

(c)	Recorded in Accrued liabilities.

(d)	Recorded in Other liabilities and deferred income taxes.

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency	$—	$78	$—	$78	$—	$64	$—	$64
Commodity	—	14	11	25	—	9	—	9
Embedded	—	3	27	30	—	4	148	152
Total	$—	$95	$38	$133	$—	$77	$148	$225

Liabilities
Foreign currency	$—	$14	$—	$14	$—	$46	$—	$46
Commodity	—	6	—	6	—	5	10	15
Embedded	—	1	—	1	—	6	—	6
Total	$—	$21	$—	$21	$—	$57	$10	$67

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

The following table summarizes the significant quantitative unobservable inputs and assumptions used in the fair value measurement of the derivatives at September 30, 2012:

	Valuation Technique	Significant Unobservable Input	Metric
Commodity	Discounted cash flow	Coal forward price per ton in Euro(a)	€100.21
		Heavy fuel oil forward price per ton in Euro(a)	€590.84
		Supplier nonperformance risk (average)	2.86%
Embedded	Discounted cash flow	Average Euro/TRY forward exchange rate(b)	€2.72
		Volume commitment and vehicle mix in Euro(c)	€913 million
__________

(a)	Forward prices are estimated to be equivalents of the spot price as published by a governmental agency.

(b)	Calculated by adjusting market forward rates for the spread between current market and Turkish central bank spot prices.

(c)	Volume commitment is spread evenly on a monthly basis and vehicle mix is pursuant to management forecasts.

The following table summarizes the activity for our derivative investments measured using Level 3 inputs (dollars in millions):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Embedded	Commodity	Total	Embedded	Commodity	Total
Balance at beginning of period	$48	$8	$56	$145	$—	$145
Total realized/unrealized gains (losses)(a)
Included in earnings	(17)	4	(13)	—	—	—
Included in OCI	—	—	—	(7)	—	(7)
Settlements	(4)	(1)	(5)	—	—	—
Balance at end of period	$27	$11	$38	$138	$—	$138

Amount of total gains (losses) in the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(16)	$4	$(12)	$—	$—	$—

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Embedded	Commodity	Total	Embedded	Commodity	Total
Balance at beginning of period	$148	$(10)	$138	$—	$—	$—
Total realized/unrealized gains (losses)(a)
Included in earnings	(103)	1	(102)	140	—	140
Included in OCI	(2)	(1)	(3)	(2)	—	(2)
Settlements	(16)	(3)	(19)	—	—	—
Issuances	—	24	24	—	—	—
Balance at end of period	$27	$11	$38	$138	$—	$138

Amount of total gains (losses) in the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(100)	$2	$(98)	$140	$—	$140
________

(a)
Realized and unrealized gains (losses) are recorded in Interest income and other non-operating income, net and foreign currency translation gains (losses) are recorded in Accumulated other comprehensive loss.

Gains (Losses) on Derivatives

The following table summarizes derivative gains (losses) recorded in Interest income and other non-operating income, net (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Foreign currency	$12	$(77)	$20	$(52)
Commodity	5	(28)	(21)	(73)
Embedded	(13)	(3)	(101)	143
Warrants	—	—	—	4
Total gains (losses) recorded in earnings	$4	$(108)	$(102)	$22

Other Derivatives

In February 2011 we exercised warrants to purchase 4 million shares of a supplier's common stock at $2.76 per share and sold the shares and received proceeds of $48 million.

Automotive Financing - GM Financial

GM Financial is exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on its credit facilities and on certain securitization notes payable and manages this exposure with interest rate swaps and caps. GM Financial had interest rate swaps and caps in asset positions with notional amounts of $1.5 billion and $2.0 billion at September 30, 2012 and December 31, 2011. GM Financial had interest rate swaps and caps in liability positions with notional amounts of $1.5 billion and $2.0 billion at September 30, 2012 and December 31, 2011. The fair value of these derivative financial instruments was insignificant.

Note 17. Commitments and Contingencies

The following tables summarize information related to commitments and contingencies (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	September 30, 2012		December 31, 2011
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees(b)
Operating leases	$—	$9	$—	$26
Ally Financial commercial loans	$4	$9	$—	$24
Third party commercial loans and other obligations	$75	$302	$7	$210
Other product-related claims	$53	$1,123	$53	$838
__________

(a)	Calculated as future undiscounted payments.

(b)	Excludes residual support and risk sharing programs and vehicle repurchase obligations related to Ally Financial.

	September 30, 2012	December 31, 2011
	Liability Recorded	Liability Recorded
Environmental liability(a)	$167	$169
Product liability	$597	$514
Other litigation-related liability and tax administrative matters(b)	$1,256	$1,196
__________

(a)	Includes $33 million and $34 million recorded in Accrued liabilities at September 30, 2012 and December 31, 2011 and the remainder was recorded in Other liabilities and deferred income taxes.

(b)	Consists primarily of indirect tax-related litigation as well as various non-U.S. labor related matters.

Guarantees

We have provided guarantees related to the residual value of certain operating leases. These guarantees terminate in years ranging from 2016 to 2035. Certain leases contain renewal options.

We provide payment guarantees on commercial loans made by Ally Financial and outstanding with certain third parties, such as dealers or rental car companies. These guarantees either expire in 2018 or are ongoing. We determined the fair value ascribed to the guarantees at inception and subsequent to inception to be insignificant based on the credit worthiness of the third parties. Refer to Note 22 for additional information on guarantees that we provide to Ally Financial.

We have agreements with third parties that guarantee the fulfillment of certain suppliers' commitments and other obligations. These guarantees expire in 2012 through 2017 or are ongoing, or upon the occurrence of specific events.

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered. At September 30, 2012 any proceeds from collateral would be approximately $60 million.

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information obtained. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. It is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At September 30, 2012 we estimate the remediation losses could range from $130 million to $280 million.

Product Liability

With respect to product liability claims involving our and Old GM's products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. Although punitive damages are claimed in some of these lawsuits, and such claims are inherently unpredictable, accruals incorporate historic experience with these types of claims. Liabilities have been recorded for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. These amounts are recorded in Accrued liabilities and Other liabilities and deferred income taxes.

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

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which we believe that losses are probable and can be reasonably estimated, the majority of which are associated with indirect tax-related matters as well as various non-U.S. labor-related matters. Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance, and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $462 million to $656 million. Some of the matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions, that if granted, could

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2012. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

Commencing on or about September 29, 2010, current and former hourly employees of GM Korea filed six separate group actions in the Incheon District Court in Incheon, Korea. The cases allege that GM Korea failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. Although GM Korea intends to vigorously defend the claims asserted, at September 30, 2012 we have an accrual of 182 billion Korean Won (equivalent to $163 million) in connection with these cases. The current estimate of the value of plaintiffs' claims, if allowed in full, exceeds the accrual by 671 billion Korean Won (equivalent to $600 million) which represents the reasonably possible liability exposure. Both the scope of claims asserted and GM Korea's assessment of any or all of individual claim elements may change if new information becomes available.

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against General Motors of Canada Limited (GMCL) on behalf of a purported class of over 200 former GMCL dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GMCL. In May 2009, in the context of the global restructuring of the business and the possibility that GMCL might be required to initiate insolvency proceedings, GMCL offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GMCL dealer network and to facilitate winding down their operations in an orderly fashion by December 31, 2009 or such other date as GMCL approved but no later than on October 31, 2010. The Plaintiff Dealers allege that the Dealer Sales and Service Agreements were wrongly terminated by GMCL and that GMCL failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” CAD $750 million, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues, including: (1) whether GMCL breached its obligation of "good faith" in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). On June 22, 2011 the court granted GMCL permission to appeal the class certification decision. On March 26, 2012 the Ontario Superior Court dismissed GMCL's appeal of the class certification order. Accordingly the case will proceed as a class action. Twenty-six dealers within the certified class definition have indicated that they will not participate. The current prospects for liability are uncertain, but because liability is not deemed probable, we have no accrual relating to this litigation. We cannot estimate the range of reasonably possible loss in the event of liability, as the case presents a variety of different legal theories, none of which GMCL believes are valid.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In 2003, Nova Scotia Finance, a Nova Scotia unlimited liability company issued notes of 600 million British Pounds (GBP), which were guaranteed by Old GM (Guaranty) (collectively, the Notes). The proceeds of the Notes were converted to CAD and loaned by Nova Scotia Finance to GMCL by means of two intercompany loans totaling CAD $1.3 billion. As part of the bankruptcy proceeding, these intercompany loans were compromised for CAD $399 million pursuant to a transaction defined by a Lock-Up Agreement between GMCL, Nova Scotia Finance, Old GM and certain holders of the Notes (Noteholders). The Lock-Up Agreement defined a transaction by which the Noteholders consented to, among other things, the compromise of the intercompany loans in exchange for payment of CAD $399 million as a Consent Fee. The Consent Fee was originally financed by a loan from Old GM to GMCL immediately prior to the Old GM bankruptcy filing. That loan was subsequently repaid. Pursuant to the terms of the Lock-Up Agreement, the Consent Fee did not reduce the principal amount outstanding under the Notes or the Guaranty. We acquired Old GM's interest in the Lock-Up Agreement in 2009.

In the Nova Scotia Claims Litigation, the Noteholders seek an allowed claim in the Old GM bankruptcy based on the Guaranty. The trustee of Nova Scotia Finance seeks an allowed claim in the amount of the deficiency between Nova Scotia Finance's assets and liabilities, by reason of the fact that it is an unlimited liability company and Old GM was its sole shareholder. The claim asserted by the trustee includes sums allegedly owed by Nova Scotia Finance to us by reason of currency swaps entered into between Old GM and Nova Scotia Finance, which we contend we acquired from Old GM in 2009. Allowance of the claims is opposed by the GUC Trust, which asserts that the claims of the Trustee and Noteholders are duplicative, that they should be reduced by the amount of the Consent Fee, and/or that they should be equitably subordinated or equitably disallowed by reason of alleged inequitable conduct by the Noteholders. In support of this position, the GUC Trust has asserted that the Lock-Up Agreement is void because it was not approved by the Bankruptcy Court and was funded by Old GM, that we did not acquire MLC's interest in the Lock-Up Agreements and currency swaps, and that other aspects of the sale of assets to us on July 10, 2009 may be adjusted to permit disallowance or reduction of the claims of the Noteholders and Trustee. The trial has commenced but the timing of any decision is uncertain.

Although we believe the positions taken by the GUC Trust are without merit, it is reasonably possible that the Bankruptcy Court will issue rulings adverse to our interest in the Nova Scotia Claims Litigation. Such rulings could lead to subsequent claims which, although we believe would be without merit, could adversely impact GMCL's compromise of the intercompany loans. It is impossible to estimate the reasonably possible loss which would depend upon a variety of factors including the outcome of additional litigation. However, the compromise of the intercompany loans for CAD $399 million resulted in a savings to GMCL of CAD $935 million (equivalent to $951 million) which we believe represents a reasonable estimate of the approximate amount of the maximum reasonably possible loss.

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan agreed to with European labor representatives, we have committed to achieving specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we fail to accomplish the requirements set out under the agreement, we will be required to pay certain amounts up to Euro 265 million for each of those years, and/or interest on those amounts, to our employees. Certain inventory with a carrying amount of $188 million and $209 million at September 30, 2012 and December 31, 2011 was pledged as collateral under the agreement. Through September 30, 2012 spending was sufficient to meet the current requirements under the agreement and the specified milestones have been accomplished. Management has the intent and believes it has the ability to meet the future requirements under the agreement.

Contract Cancellations

The following table summarizes contract cancellation charges (adjustments) primarily related to the cancellation of product programs (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
GMNA	$21	$9	$48	$30
GME	(7)	5	42	8
GMIO	—	37	5	43
GMSA	30	—	30	—
Total contract cancellations	$44	$51	$125	$81

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 18. Income Taxes

For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded.

In interim periods income tax expense is composed of two key elements: (1) the amount necessary to appropriately state the year to date estimated tax expense of entities included in our effective tax rate calculation, which is calculated as the difference between the amount currently estimated for the year to date period and the amount previously recorded in prior interim periods; and (2) the tax effect of unusual or infrequent items that occur in the period.

In the three months ended September 30, 2012 income tax expense of $357 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The recorded effective tax rate is lower than the applicable statutory tax rate due primarily to income earned in jurisdictions for which a full valuation allowance is recorded. In the three months ended September 30, 2011 the income tax expense of $107 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation partially offset by a tax benefit attributable to previously unrecognized tax benefits in various jurisdictions. This benefit includes reductions in interest expense associated with these previously unrecognized tax benefits.

In the nine months ended September 30, 2012 income tax expense of $814 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The recorded effective tax rate is lower than the applicable statutory tax rate due primarily to income earned in jurisdictions for which a full valuation allowance is recorded. In the nine months ended September 30, 2011 income tax expense of $183 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation partially offset by tax benefits attributable to previously unrecognized tax benefits in various jurisdictions. This benefit includes reductions in interest expense and valuation allowances associated with these previously unrecognized tax benefits.

After many years of significant North American operating losses, our U.S. and Canadian operations have experienced profitability in 2010, 2011 and through the first nine months of 2012. To the extent positive evidence trends continue and our final plans for 2013 and future longer-term forecasts show sustained profitability, our conclusion regarding the need for full valuation allowances could change leading to the reversal of a significant portion of our valuation allowances in the fourth quarter of 2012. This will result in a significant benefit to earnings. At September 30, 2012 deferred tax asset valuation allowances for the U.S. and Canada were $35.6 billion and $3.2 billion.

We file income tax returns in many jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2002 to 2011 with various significant tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. In addition the global nature of our operations means that transfer pricing disputes may arise.

In March 2012 a Mexican income tax audit covering the 2004 tax year was concluded and an assessment, adjusted for inflation, of $135 million including tax, interest and penalties was issued. The total 2002, 2003 and 2004 assessments, adjusted for inflation, at September 30, 2012 including tax, interest and penalties is $309 million. We believe we have adequate reserves established. Payment of any assessment is suspended during the proceedings through U.S. and Mexican competent authorities.

In May 2012 a Brazilian income tax assessment was issued related to the 2007 tax year totaling $180 million including tax, interest and penalties. We believe we have adequate reserves established. Proceedings may require that we deposit escrow funds in the future.

At September 30, 2012 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next 12 months.

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

The following tables summarize the reserves related to restructuring and other initiatives (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2012	$884	$687	$1	$12	$1,584
Additions	97	9	4	2	112
Interest accretion and other	3	22	(1)	—	24
Payments	(86)	(192)	—	(8)	(286)
Revisions to estimates	(12)	(2)	—	—	(14)
Effect of foreign currency	8	16	—	—	24
Balance at March 31, 2012	894	540	4	6	1,444
Additions	13	38	27	73	151
Interest accretion and other	3	18	—	—	21
Payments	(123)	(43)	(5)	(13)	(184)
Revisions to estimates	—	(7)	—	—	(7)
Effect of foreign currency	(8)	(26)	—	1	(33)
Balance at June 30, 2012	779	520	26	67	1,392
Additions	6	39	4	14	63
Interest accretion and other	3	14	—	—	17
Payments	(42)	(47)	(15)	(23)	(127)
Revisions to estimates	(63)	(6)	(1)	—	(70)
Effect of foreign currency	15	8	1	—	24
Balance at September 30, 2012(a)	$698	$528	$15	$58	$1,299

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2011	$1,135	$664	$3	$—	$1,802
Additions	26	33	—	1	60
Interest accretion and other	7	24	—	—	31
Payments	(129)	(205)	(2)	(1)	(337)
Revisions to estimates	7	—	—	—	7
Effect of foreign currency	16	34	—	—	50
Balance at March 31, 2011	1,062	550	1	—	1,613
Additions	8	62	—	1	71
Interest accretion and other	6	16	—	—	22
Payments	(109)	(76)	—	(1)	(186)
Revisions to estimates	(8)	—	—	—	(8)
Effect of foreign currency	(1)	11	—	—	10
Balance at June 30, 2011	958	563	1	—	1,522
Additions	19	81	—	1	101
Interest accretion and other	5	25	—	—	30
Payments	(66)	(70)	—	(1)	(137)
Revisions to estimates	71	—	—	—	71
Effect of foreign currency	(30)	(29)	—	—	(59)
Balance at September 30, 2011(a)	$957	$570	$1	$—	$1,528
__________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $364 million and $398 million at September 30, 2012 and September 30, 2011 for GMNA, primarily relate to postemployment benefits.

Three and Nine Months Ended September 30, 2012

In the three and nine months ended September 30, 2012 GMNA recorded charges, interest accretion and other and revisions to estimates that decreased the reserves by $54 million and increased the reserves by $50 million. The $54 million decrease in the three months ended September 30, 2012 was primarily related to increased production capacity utilization in Canada, while the $50 million increase in the nine months ended September 30, 2012 also includes previous charges for cash severance incentive programs for skilled trade U.S. hourly employees.

Due to the expected closure of the Oshawa Consolidation Plant in June 2014, impacted employees will be eligible for a voluntary restructuring separation incentive program in accordance with the existing collective bargaining agreement that provides cash and a car voucher. This may range up to $70 million and will be included in our restructuring liability, net of existing liabilities, upon irrevocable acceptance by both parties.

In the nine months ended September 30, 2012 GMNA recorded charges of $90 million in connection with our 2011 UAW labor agreement that included cash severance incentive programs which were completed at March 31, 2012 for skilled trade U.S. hourly employees. A total of 1,400 skilled trade U.S. hourly employees participated in these programs at a total cost of $99 million and was recorded upon irrevocable acceptances by both parties.

In the three and nine months ended September 30, 2012 GME recorded charges, interest accretion and other of $53 million and $140 million for previously announced separation and early retirement programs. Through September 30, 2012 the active separation program related to Germany had a total cost of $313 million and had affected a total of 1,900 employees. We expect to complete this program in 2013 and incur an additional $0.1 billion, which will affect an additional 350 employees. To the extent programs involve voluntary separations, no liabilities are recorded until offers to employees are accepted. If employees are involuntarily terminated, a liability is recorded at the communication date.

In the nine months ended September 30, 2012 GMIO recorded charges of $23 million for employee separation costs related to a voluntary separation program in Korea which affected 154 employees. A liability under this program is recorded as offers to

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

employees are accepted.

In the nine months ended September 30, 2012 GMSA recorded charges of $84 million for employee separation costs related to a separation program in Brazil.

Three and Nine Months Ended September 30, 2011

In the three and nine months ended September 30, 2011 GMNA recorded charges, interest accretion and other and revisions to estimates that increased the reserves by $95 million and $141 million. These increases were primarily related to: (1) changes to UAW hourly layoff benefits primarily related to the current labor agreement; (2) Canadian restructuring activities; and (3) a special attrition program for skilled trade U.S. hourly employees.

In the three and nine months ended September 30, 2011 GME recorded charges and interest accretion and other of $106 million and $241 million for separation programs primarily related to previously announced programs in Germany.

Dealer Wind-downs

We market vehicles worldwide through a network of independent retail dealers and distributors. We determined that a reduction in the number of GMNA dealerships was necessary.

The following table summarizes GMNA's restructuring reserves related to dealer wind-down agreements (dollars in millions):

	2012	2011
Balance at January 1	$25	$144
Revisions to estimates	—	(6)
Payments	(3)	(80)
Balance at March 31	22	58
Revisions to estimates	(4)	(1)
Payments	(1)	(24)
Balance at June 30	17	33
Revisions to estimates	(1)	(1)
Payments	(2)	(4)
Balance at September 30	$14	$28

Note 20. Earnings Per Share

In the three and nine months ended September 30, 2012 and 2011 we were required to use the two-class method for calculating basic earnings per share and the more dilutive of the two-class or the if-converted method to calculate diluted earnings per share as the applicable market value of our common stock was below $33.00 per common share in the periods ended September 30, 2012 and 2011. Under the two-class method for computing earnings per share, undistributed earnings are allocated to common stock and the Series B Preferred Stock according to their respective participation rights in undistributed earnings, as if all the earnings for the period had been distributed. This allocation to the Series B Preferred Stock holders reduced Net income attributable to common stockholders, resulting in a lower basic and dilutive earnings per share amount. Variability may result in our calculation of earnings per share from period to period depending on whether the application of the two-class method is required.

Basic and diluted earnings per share are computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that were outstanding.

The following tables summarize basic and dilutive earnings per share (in millions, except for per share amounts):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Basic earnings per share
Net income attributable to stockholders(a)	$1,833	$2,107	$4,994	$8,465
Less: cumulative dividends on preferred stock and undistributed earnings allocated to Series B Preferred Stock participating security(b)	(357)	(381)	(1,027)	(1,352)
Net income attributable to common stockholders	$1,476	$1,726	$3,967	$7,113
Weighted-average common shares outstanding - basic	1,570	1,562	1,570	1,524
Basic earnings per common share	$0.94	$1.10	$2.53	$4.67
Diluted earnings per share
Net income attributable to stockholders(a)	$1,833	$2,107	$4,994	$8,465
Less: cumulative dividends on preferred stock and undistributed earnings allocated to Series B Preferred Stock participating security(c)	(350)	(371)	(1,005)	(1,295)
Net income attributable to common stockholders	$1,483	$1,736	$3,989	$7,170
Weighted-average shares outstanding - diluted
Weighted-average common shares outstanding - basic	1,570	1,562	1,570	1,524
Dilutive effect of warrants	88	119	101	142
Dilutive effect of restricted stock units (RSUs)	5	1	4	2
Weighted-average common shares outstanding - diluted	1,663	1,682	1,675	1,668
Diluted earnings per common share	$0.89	$1.03	$2.38	$4.30
__________

(a)
Includes earned but undistributed dividends of $26 million on our Series A Preferred Stock and $20 million on our Series B Preferred Stock in the three and nine months ended September 30, 2012 and 2011.

(b)
Includes cumulative dividends on preferred stock of $215 million and earnings of $142 million that have been allocated to the Series B Preferred Stock holders in the three months ended September 30, 2012 and cumulative dividends on preferred stock of $215 million and earnings of $166 million that have been allocated to the Series B Preferred Stock holders in the three months ended September 30, 2011. Includes cumulative dividends on preferred stock of $644 million and earnings of $383 million that have been allocated to the Series B Preferred Stock holders in the nine months ended September 30, 2012 and cumulative dividends on preferred stock of $644 million and earnings of $708 million allocated to the Series B Preferred Stock holders in the nine months ended September 30, 2011.

(c)
Includes cumulative dividends on preferred stock of $215 million and earnings of $135 million that have been allocated to the Series B Preferred Stock holders in the three months ended September 30, 2012 and cumulative dividends on preferred stock of $215 million and earnings of $156 million that have been allocated to the Series B Preferred Stock holders in the three months ended September 30, 2011. Includes cumulative dividends on preferred stock of $644 million and earnings of $361 million that have been allocated to the Series B Preferred Stock holders in the nine months ended September 30, 2012 and cumulative dividends on preferred stock of $644 million and earnings of $651 million that have been allocated to the Series B Preferred Stock holders in the nine months ended September 30, 2011.

Three and Nine Months Ended September 30, 2012

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

Warrants to purchase 313 million shares of our common stock were outstanding at September 30, 2012, of which 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares. Under the treasury stock method, the assumed exercise of the remaining warrants resulted in 88 million and 101 million dilutive shares in the three and nine months ended September 30, 2012.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Diluted earnings per share included the effect of 16 million unvested RSUs granted to certain global executives.

Three and Nine Months Ended September 30, 2011

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

Warrants to purchase 313 million shares of our common stock were outstanding, of which 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of our common stock. Under the treasury stock method, the assumed exercise of warrants to purchase the remaining warrants resulted in 119 million and 142 million dilutive shares in the three and nine months ended September 30, 2011.

Diluted earnings per share included the effect of 14 million unvested RSUs granted to certain global executives.

In July 2011 the 61 million shares of common stock contributed to our pension plans in January 2011 met the criteria to qualify as plan assets for accounting purposes. These shares were considered outstanding for earnings per share purposes in the three and nine months ended September 30, 2011.

Note 21. Stock Incentive Plans

Long-Term Incentive Plan

We granted 7 million and 5 million RSUs valued at the grant date fair value of our common stock in the nine months ended September 30, 2012 and 2011. These awards granted either cliff vest or ratably vest generally over a three-year service period, as defined in the terms of each award. We have elected to record compensation cost for these awards on a straight-line basis over the entire vesting period. Our policy is to issue new shares upon settlement of RSUs.

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

Salary Stock

In the nine months ended September 30, 2012 and 2011 a portion of each participant's salary accrued on each salary payment date converted to RSUs on a quarterly basis. The awards are fully vested and nonforfeitable upon grant, therefore compensation cost is fully recognized on the date of grant. In March 2012 we amended the plan to provide for cash settlement of awards. As a result we will now settle these awards in cash and we reclassified $97 million from Capital surplus to Accrued liabilities and Other liabilities and deferred income taxes. The liability for these awards is remeasured to fair value at the end of each reporting period. Prior to this amendment it was our policy to issue new shares upon settlement of these awards.

RSUs

The following table summarizes information about the RSUs under our stock incentive plans (RSUs in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term
RSUs outstanding at January 1, 2012	22.5	$23.01	1.1
Granted	8.6	$24.94
Settled	(2.4)	$29.93
Forfeited or expired	(1.1)	$24.62
RSUs outstanding at September 30, 2012	27.6	$22.93	0.9
RSUs unvested and expected to vest at September 30, 2012	17.3	$23.55	1.3
RSUs vested and payable at September 30, 2012	9.9	$21.71	—

The following table summarizes compensation expense recorded for our stock incentive plans (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Compensation expense	$79	$50	$206	$163

The compensation cost of each RSU that will be settled in equity is based on the fair value of our common stock on the date of grant or, for those RSUs reclassified from liability to equity-based awards, the fair value of our common stock as of the date of the public offering.

At September 30, 2012 the total unrecognized compensation expense for nonvested equity awards was $245 million. This expense is expected to be recorded over a weighted-average period of 1.3 years.

The total fair value of RSUs that vested in the nine months ended September 30, 2012 and 2011 was $108 million and $75 million.

Note 22. Ally Financial

Transactions with Ally Financial

The following tables summarize the financial statement effects of and maximum obligations under agreements with Ally Financial (dollars in millions):

	September 30, 2012	December 31, 2011
Residual support(a)
Receivables (liabilities) recorded	$(82)	$6
Maximum obligation	$87	$40
Risk sharing(a)
Liabilities recorded	$2	$66
Maximum obligation	$4	$88
Vehicle repurchase obligations(b)
Maximum obligations	$20,771	$19,779
Fair value of guarantee	$16	$17
__________

(a)
Represents receivables and liabilities recorded and maximum obligations for agreements entered into prior to December 31, 2008. Agreements entered into after December 31, 2008 have not included residual support or risk sharing programs. In the nine months ended September 30, 2012 and 2011 favorable adjustments to our residual support and risk sharing liabilities of $77 million and $443 million were recorded in the U.S. due to increases in estimated and actual residual values at contract termination.

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
U.S. marketing incentives and lease residual payments	$509	$192	$1,320	$1,162
Exclusivity fee income	$16	$25	$54	$71

Balance Sheet

The following table summarizes the balance sheet effects of transactions with Ally Financial (dollars in millions):

	September 30, 2012	December 31, 2011
Assets
Accounts and notes receivable, net(a)	$259	$243
Liabilities
Accounts payable(b)	$29	$59
Short-term debt and current portion of long-term debt(c)	$933	$1,068
Accrued liabilities and other liabilities(d)	$766	$650
Long-term debt(e)	$4	$8
Other non-current liabilities(f)	$23	$35
__________

(a)	Represents wholesale settlements due from Ally Financial and receivables for exclusivity fees and royalties.

(b)	Represents amounts billed to us and payable related to incentive programs.

(c)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest.

(d)
Represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial in North America. This includes the estimated amount of residual and rate support accrued, capitalized cost reduction incentives and amounts owed under lease pull-ahead programs.

(e)	Represents the long-term portion of term loans from Ally Financial to certain consolidated dealerships.

(f)	Represents the long-term portion of liabilities for marketing incentives on vehicles financed by Ally Financial.

Statement of Operations

The following table summarizes the income statement effects of transactions with Ally Financial (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Total net sales and revenue (decrease)(a)	$(530)	$(335)	$(1,815)	$(952)
Automotive cost of sales and other automotive expenses(b)	$4	$4	$11	$12
Interest income and other non-operating income, net(c)	$30	$30	$72	$115
Automotive interest expense(d)	$15	$16	$23	$53
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

Fair Value of Ally Financial Common Stock

At September 30, 2012 and December 31, 2011 we held a 9.9% common equity ownership in Ally Financial. Our entire equity ownership is held indirectly through an independent trust which has the sole authority to vote the shares and is required to dispose of all Ally Financial common stock by December 24, 2013.

We estimated the fair value of Ally Financial common stock using a market approach that applies the average price to tangible book value multiples of comparable companies to the consolidated Ally Financial tangible book value. The significant inputs used in our fair value analyses included Ally Financial's September 30, 2012 and December 31, 2011 financial statements, financial statements and price to tangible book value multiples of comparable companies in the banking and finance industry, and the effects of certain Ally Financial shareholder rights. The measurement of Ally Financial common stock is a Level 3 fair value measurement.

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

The following table summarizes the carrying amount and estimated fair value of Ally Financial common stock (dollars in millions):

	September 30, 2012	December 31, 2011
Carrying amount	$404	$403
Fair value	$930	$403

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

At September 30, 2012 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, including GM Korea, SGM, SGMW, FAW-GM and HKJV. These companies design, manufacture and market vehicles under the following brands:

• Alpheon	• Buick	• Chevrolet	• Wuling
• Baojun	• Cadillac	• Jiefang

Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

In 2012 we recorded a loss on extinguishment of debt within Corporate for segment reporting purposes. Previously gains and losses on extinguishment of debt were recorded within the applicable automotive segments. This change is consistent with how management currently views the results of our operations.

All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended September 30, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$22,347	$4,702	$5,722	$4,275	$16	$—	$37,062	$—	$—	$37,062
GM Financial revenue	—	—	—	—	—	—	—	514	—	514
Intersegment	997	361	1,023	66	—	(2,447)	—	—	—	—
Total net sales and revenue	$23,344	$5,063	$6,745	$4,341	$16	$(2,447)	$37,062	$514	$—	$37,576

Income (loss) before automotive interest and income taxes-adjusted	$1,822	$(478)	$689	$114	$(50)	$—	$2,097	$200	$(1)	$2,296
Adjustments(a)	$—	$—	$(62)	$—	—	$—	$(62)	—	$—	(62)
Corporate interest income					84					84
Automotive interest expense					128					128
Income (loss) before income taxes					(94)			200		2,190
Income tax expense					286			71		357
Net income (loss) attributable to stockholders					$(380)			$129		$1,833

Equity in net assets of nonconsolidated affiliates	$67	$50	$7,399	$3	$—	$—	$7,519	$—	$—	$7,519
Total assets	$81,642	$14,951	$24,929	$11,776	$22,904	$(16,429)	$139,773	$16,332	$(649)	$155,456
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$941	$253	$163	$117	$11	$—	$1,485	$59	$(3)	$1,541
Equity income, net of tax and gain on investments	$3	$—	$414	$1	$—	$—	$418	$—	$—	$418

Significant non-cash charges not classified as adjustments
Impairment charges related to long-lived assets	$4	$—	$3	$—	$—	$—	$7	$—	$—	$7
Impairment charges related to equipment on operating leases	4	23	—	—	—	—	27	—	—	27
Total significant non-cash charges	$8	$23	$3	$—	$—	$—	$34	$—	$—	$34
__________

(a)	Consists of Goodwill impairment charges of $62 million in GMIO, which is presented net of noncontrolling interests.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Nine Months Ended September 30, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$67,075	$15,489	$16,653	$12,259	$41	$—	$111,517	$—	$—	$111,517
GM Financial revenue	—	—	—	—	—	—	—	1,432	—	1,432
Intersegment	3,345	981	3,097	200	—	(7,624)	(1)	—	1	—
Total net sales and revenue	$70,420	$16,470	$19,750	$12,459	$41	$(7,624)	$111,516	$1,432	$1	$112,949

Income (loss) before automotive interest and income taxes-adjusted	$5,478	$(1,095)	$1,775	$178	$(305)	$(31)	$6,000	$598	$(1)	$6,597
Adjustments(a)	$—	$(590)	$(84)	$—	—	$—	$(674)	—	$—	(674)
Corporate interest income					259					259
Automotive interest expense					356					356
Loss on extinguishment of debt					18			—		18
Income (loss) before income taxes					(420)			598		5,808
Income tax expense					560			254		814
Net income (loss) attributable to stockholders					$(980)			$344		$4,994

Expenditures for property	$3,497	$813	$883	$765	$39	$(4)	$5,993	$11	$—	$6,004
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$2,723	$828	$441	$352	$37	$(1)	$4,380	$156	$(7)	$4,529
Equity income, net of tax and gain on investments	$7	$—	$1,133	$1	$—	$—	$1,141	$—	$—	$1,141

Significant non-cash charges not classified as adjustments in (a)
Impairment charges related to long-lived assets	$49	$—	$11	$1	$—	$—	$61	$—	$—	$61
Impairment charges related to equipment on operating leases	38	119	—	—	—	—	157	—	—	157
Total significant non-cash charges	$87	$119	$11	$1	$—	$—	$218	$—	$—	$218
__________

(a)	Consists of Goodwill impairment charges of $590 million in GME and $84 million in GMIO, which is presented net of noncontrolling interests.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Three Months Ended September 30, 2011
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$21,002	$5,813	$5,140	$4,353	$20	$—	$36,328	$—	$—	$36,328
GM Financial revenue	—	—	—	—	—	—	—	391	—	391
Intersegment(a)	882	338	976	65	—	(2,261)	—	—	—	—
Total net sales and revenue	$21,884	$6,151	$6,116	$4,418	$20	$(2,261)	$36,328	$391	$—	$36,719

Income (loss) before automotive interest and income taxes-adjusted	$2,195	$(292)	$365	$(44)	$(183)	$(16)	$2,025	$178	$—	$2,203
Adjustments	$—	$—	$—	$—	—	$—	$—	—	$—	—
Corporate interest income					112					112
Automotive interest expense					101					101
Income (loss) before income taxes					(172)			178		2,214
Income tax expense					37			70		107
Net income (loss) attributable to stockholders					$(209)			$108		$2,107

Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$882	$329	$115	$110	$11	$—	$1,447	$24	$—	$1,471
Equity income, net of tax and gain on investments	$1	$—	$376	$—	$—	$—	$377	$—	$—	$377
Significant non-cash charges not classified as adjustments
Impairment charges related to long-lived assets	$16	$—	$1	$1	$—	$—	$18	$—	$—	$18
Impairment charges related to equipment on operating leases	1	12	—	—	—	—	13	—	—	13
Total significant non-cash charges	$17	$12	$1	$1	$—	$—	$31	$—	$—	$31
__________

(a)	Presentation of intersegment sales has been adjusted to conform to the current presentation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Nine Months Ended September 30, 2011
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$64,382	$19,203	$15,137	$12,498	$50	$—	$111,270	$—	$—	$111,270
GM Financial revenue	—	—	—	—	—	—	—	1,016	—	1,016
Intersegment(a)	2,740	1,277	2,589	179	—	(6,785)	—	—	—	—
Total net sales and revenue	$67,122	$20,480	$17,726	$12,677	$50	$(6,785)	$111,270	$1,016	$—	$112,286

Income (loss) before automotive interest and income taxes-adjusted	$5,697	$(185)	$1,524	$103	$(341)	$(43)	$6,755	$452	$—	$7,207
Adjustments(b)	$1,645	$(395)	$(106)	$—	339	$—	$1,483	—	$—	1,483
Corporate interest income					363					363
Automotive interest expense					405					405
Income (loss) before income taxes					(44)			452		8,648
Income tax expense					59			124		183
Net income (loss) attributable to stockholders					$(103)			$328		$8,465

Expenditures for property	$2,209	$676	$649	$518	$22	$(9)	$4,065	$6	$—	$4,071
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$2,849	$1,043	$354	$341	$37	$—	$4,624	$57	$—	$4,681
Equity income, net of tax and gain on investments	$1,733	$—	$1,170	$—	$—	$—	$2,903	$—	$—	$2,903
Significant non-cash charges not classified as adjustments in (b)
Impairment charges related to long-lived assets	$56	$—	$3	$3	$—	$—	$62	$—	$—	$62
Impairment charges related to equipment on operating leases	61	65	—	—	—	—	126	—	—	126
Total significant non-cash charges	$117	$65	$3	$3	$—	$—	$188	$—	$—	$188
__________

(a)	Presentation of intersegment sales has been adjusted to conform to the current presentation.

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

Overview

Automotive

Our vision is to design, build and sell the world's best vehicles. We offer a global vehicle portfolio of cars, crossovers and trucks. We are committed to leadership in vehicle design, quality, reliability, telematics and infotainment and safety, as well as to developing key energy efficiency and diversity and advanced propulsion technologies, including electric vehicles. Our business is diversified across products and geographic markets. We meet the local sales and service needs of our retail and fleet customers with a global network of independent dealers. In the nine months ended September 30, 2012, 71.7% of our vehicle sales volume was generated outside the U.S.

Our automotive business is organized into four geographically-based segments:

•	GMNA, with sales, manufacturing and distribution operations in the U.S., Canada and Mexico and sales and distribution

GENERAL MOTORS COMPANY AND SUBSIDIARIES

operations in Central America and the Caribbean, represented 32.8% of our vehicle sales volume in the nine months ended September 30, 2012 and we had the largest market share in this market at 17.0%.

•
GME has sales, manufacturing and distribution operations across Western and Central Europe. GME's vehicle sales volume, which in addition to Western and Central Europe, includes Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others) represented 17.8% of our vehicle sales volume in the nine months ended September 30, 2012. In the nine months ended September 30, 2012 we estimate we had the number four market share in this market at 8.5%. GMIO distributes Chevrolet brand vehicles which, when sold in Europe, are included in GME vehicle sales volume and market share data.

•
GMIO has sales, manufacturing and distribution operations in Asia-Pacific, Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others), Africa and the Middle East. GMIO is our largest segment by vehicle sales volume. GMIO represented 38.1% of our global vehicle sales volume, including sales through our joint ventures, in the nine months ended September 30, 2012. In the nine months ended September 30, 2012 we estimate we had the number two market share in this market at 9.3% and the number one market share in China. In the nine months ended September 30, 2012 GMIO derived 78.6% of its vehicle sales volume from China. GMIO records the financial results of Chevrolet brand vehicles that it distributes and sells in Europe.

•
GMSA, with sales, manufacturing, distribution and financing operations in Brazil, Argentina, Colombia, Ecuador and Venezuela as well as sales and distribution operations in Bolivia, Chile, Paraguay, Peru and Uruguay, represented 11.3% of our vehicle sales volume in the nine months ended September 30, 2012. In the nine months ended September 30, 2012 we estimate we had the number two market share in this market at 18.1%. We had the number three market share in Brazil. In the nine months ended September 30, 2012 GMSA derived 60.2% of its vehicle sales volume from Brazil.

Based on our current outlook we expect our fourth quarter earnings before interest and taxes (EBIT)-adjusted to follow typical seasonal trends and be similar to or slightly better than 2011.

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

The following tables summarize certain key operational and financial data for the China JVs (dollars in millions, vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Total wholesale vehicles(a)	692	627	2,144	1,910
Market share(b)	14.4%	14.1%	14.5%	13.7%
Total net sales and revenue	$7,945	$7,730	$24,215	$22,918
Net income	$769	$813	$2,363	$2,567
__________

(a)	Including vehicles exported to markets outside of China.

(b)	Market share for China market.

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$4,815	$4,679
Debt	$99	$106

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

We utilize GM Financial to further bolster our offerings in the leasing and sub-prime financing segments in the U.S. and Canada. We believe that by having our own capabilities in key segments of the market we will be able to achieve more competition, which we believe will improve pricing to our dealers and retail customers, and better service from the market, while ensuring certainty of financing availability through the business cycles.

In April 2011 GM Financial began originating leases for our customers in Canada via FinanciaLinx Corporation. Given the importance of leasing and the current lack of availability of leasing offerings to our customers in the Canadian market (due to regulatory restrictions preventing banks and bank holding companies from offering leasing in Canada), we believe having a captive financing offering in Canada is important to our business. In August 2012 GM Financial began offering consumer sub-prime financing in Canada.

GM Financial submitted a bid to acquire certain international operations of Ally Financial during the three months ended September 30, 2012. There is no assurance that GM Financial will be successful in acquiring any of Ally Financial's international operations. However, if GM Financial is successful in completing a transaction it will expand its operations materially in international markets. Such expansion could have significant impacts on its business, results of operations, liquidity and financial condition. If GM Financial is the successful bidder, its consolidated assets could potentially more than double, and it could incur substantial amounts of indebtedness, including secured debt. Depending on the scale of operations GM Financial may acquire and the amount of equity that it invests in such a transaction or transactions, its consolidated debt and other liabilities could also potentially more than double.

In April 2012 GM Financial commenced commercial lending activities in the U.S. centered on floor plan financing of dealer vehicle inventory and dealer loans to finance dealer sites, facilities, facility improvements and working capital. These loans are made on a secured basis. We believe the availability of financing for our dealers is important to our business.

In 2012 in order to increase our competitiveness and benefit from increased financing sources, we entered into arrangements with banks to provide incentivized retail financing to our customers in the U.S. and Canada, our Vauxhall customers in the U.K. and our Holden customers in Australia.

We will continue to expand the business of GM Financial in targeted areas that we view as strategic and to otherwise evaluate opportunities in specific segments of the automotive financing market, both in the U.S. and internationally. We expect any expansion of GM Financial or any arrangements with other financing providers will complement our important relationship with Ally Financial.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

European Outlook

In the first three quarters of 2012 the European automotive industry has been severely affected by the ongoing sovereign debt crisis, high unemployment and a lack of consumer confidence coupled with overcapacity. European automotive industry sales to retail and fleet customers were 14.5 million vehicles in the nine months ended September 30, 2012, representing a 4.7% decrease compared to the corresponding period in 2011. In the nine months ended September 30, 2012 GME's market share declined to 8.5% from 8.7% in the year ended December 31, 2011 and the region suffered EBIT (loss)-adjusted of $1.1 billion in the nine months ended September 30, 2012 compared to EBIT (loss)-adjusted of $0.2 billion in the corresponding period in 2011.

In response, we are executing various actions to strengthen our European operations and increase our competitiveness. The key areas of the plan include: (1) investments in our product portfolio; (2) a revised brand strategy; (3) significant management changes; and (4) reducing material, development and production costs and further leveraging synergies from the alliance between us and Peugeot S.A. (PSA), as subsequently discussed.

Notwithstanding the above we believe it is likely that adverse economic conditions, and their effect on the European automotive industry, will not improve significantly during the remainder of 2012 and we expect to continue to incur losses in the region as a result. Such losses in 2012 could be further impacted depending on the level of restructuring activity taken in the fourth quarter. In addition the success of our plan will depend on a combination of our ability to execute the actions contemplated, as well as external factors which are outside of our control. Despite the adverse economic developments affecting the European automotive industry, we currently believe our long-lived assets are recoverable. We are targeting GME to be in a break-even EBIT-adjusted position by the middle of the decade.

Should there be a further deterioration in the outlook and our ability to generate cash in the region we may be required to test certain long-lived assets for recoverability. If the result of such analysis indicates that the assets are not recoverable and the carrying amount of such assets exceeds their estimated fair value, the resulting non-cash impairment charge may have a material effect on our results of operations.

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

Due to the expected closure of the Oshawa Consolidation Plant in June 2014, impacted employees will be eligible for a voluntary restructuring separation incentive program in accordance with the existing collective bargaining agreement that provides cash and a car voucher. This may range up to $0.1 billion and will be included in our restructuring liability, net of existing liabilities, upon irrevocable acceptance by both parties.

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

Through September 30, 2012 separation and early retirement programs in Germany had a total cost of $0.3 billion and affected

GENERAL MOTORS COMPANY AND SUBSIDIARIES

a total of 1,900 employees. We expect to complete these programs in 2013 and incur an additional $0.1 billion, which will affect an additional 350 employees.

In the nine months ended September 30, 2012 GMIO and GMSA recorded charges of $23 million and $0.1 billion related to additional separation programs implemented in Korea and Brazil.

Benefit Plan Changes

U.S. Salaried Defined Benefit Pension Plan

In January 2012 we amended the salaried pension plan to cease the accrual of additional benefits effective September 30, 2012. This amendment resulted in a curtailment which decreased the liability and decreased the net pre-tax actuarial loss component of Accumulated other comprehensive loss by $0.3 billion. Active plan participants will receive additional contributions in the defined contribution plan starting in October 2012.

In May 2012 we entered into an agreement in which the salaried pension plan will purchase a group annuity contract from an insurance company that requires the insurance company to pay and administer future annuity payments to certain of our salaried retirees. Following the execution of the agreement 44,000 retired participants in the salaried pension plan were offered lump-sum distributions and approximately 30% of the offers were accepted by the plan participants resulting in lump-sum payments of $3.6 billion. Retired salaried employees that were not offered lump-sum distributions or those that declined the lump-sum offer will continue to receive annuity payments from the insurance company in accordance with the terms of the group annuity contract. Approximately 118,000 salaried retirees were affected by changes depending on retirement date and eligibility. Due to completion of the regulatory review and meeting all closing conditions, we expect to purchase the group annuity contract on November 1, 2012. We loaned $2.2 billion and contributed $0.7 billion to the plan. Currently it is expected that the required funding for the existing salaried pension plan will be approximately $2.6 billion. Amounts loaned to the plan in excess of the funding requirements will be repaid to us. We expect to incur pre-tax charges against earnings of approximately $2.9 billion ($3.4 billion after tax) in the fourth quarter of 2012 which will be treated as special charges. The tax expense of $0.5 billion would result from the removal of income tax allocations between Accumulated other comprehensive loss and operations in prior years. The ongoing annual impact to earnings will be $0.2 billion unfavorable due to a decrease in pension income. Upon completion we expect to account for the transactions as a settlement of pension obligations of approximately $25.1 billion in the fourth quarter of 2012 and the plan will be terminated effective November 1, 2012.

In August 2012 the salaried pension plan was amended to divide the plan. A new legally separate defined benefit pension plan was created primarily for active and terminated vested participants. The existing salaried pension plan will now cover the majority of retirees currently receiving payments. The underlying benefits offered to the plans' participants were unchanged. The remeasurement on August 1, 2012 increased the pension liability and the net pre-tax actuarial loss component of Accumulated other comprehensive loss by $0.7 billion, due primarily to a decrease in the discount rate from 4.21% to 3.37% on a weighted-average basis, partially offset by actual asset returns in excess of expected amounts.

In August 2012 lump-sum distributions were made from the existing salaried pension plan to retired plan participants who elected to receive a lump-sum payment instead of their annuity. These distributions resulted in a partial plan settlement necessitating a plan remeasurement for the existing salaried pension plan on August 31, 2012. The settlement resulted in a pre-tax loss of $54 million. The effect on our financial condition was insignificant.

With the lump-sum payments of $3.6 billion and the expected settlement of approximately $25.1 billion we will have reduced our pension obligation by approximately $28.7 billion.

Canadian Salaried Defined Benefit Plans

In June 2012 we amended the Canadian salaried pension plan to cease the accrual of additional benefits effective December 31, 2012. Active plan participants will receive additional contributions in the defined contribution plan starting in January 2013. We also amended the Canadian salaried retiree healthcare plan to eliminate post-65 healthcare benefits for employees retiring on or after July 1, 2014. In conjunction with this change we amended the plan to offer either a monthly monetary payment to a defined contribution plan for health care or an annual lump-sum cash payment to a defined contribution plan for health care in lieu of the benefit coverage provisions formerly provided under the healthcare plan.

2012 CAW Labor Agreement

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In September 2012 we entered into a collectively bargained labor agreement with the Canadian Auto Workers Union (CAW), which was ratified on September 27, 2012. The agreement covers the wages, hours, benefits and other terms and conditions of employment of the CAW represented employees. The key terms and provisions of the agreement are:

•
Lump-sum payments of Canadian Dollar (CAD) $3,000 to certain CAW employees were made in October 2012 and additional lump-sum payments of CAD $2,000 will be paid annually in December of 2013, 2014, and 2015. The-lump sum payments will be amortized over the four year agreement.

•
Hourly employees who retire on or after January 1, 2013 will be offered a new lump-sum distribution option at retirement in the defined benefit pension plan and new hires will be covered by a hybrid defined benefit/defined contribution pension plan. The lump-sum payment option had an insignificant effect on the defined benefit pension plan and will be recognized in the year-end plan remeasurement.

•
Due to the expected closure of the Oshawa Consolidation Plant in June 2014, impacted employees will be eligible for a voluntary separation incentive program in accordance with the existing collective bargaining agreement that provides cash and a car voucher. This may range up to $0.1 billion and will be included in our restructuring liability, net of existing liabilities, upon irrevocable acceptance by both parties.

•	We plan to make total manufacturing program investments of $0.7 billion during the life of the agreement subject to market conditions and demand.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidating Results of Operations
(Dollars in Millions)

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Automotive	GM Financial	Eliminations	Consolidated	Automotive	GM Financial	Eliminations	Consolidated
Net sales and revenue
Automotive sales and revenue	$37,062	$—	$—	$37,062	$36,328	$—	$—	$36,328
GM Financial revenue	—	514	—	514	—	391	—	391
Total net sales and revenue	37,062	514	—	37,576	36,328	391	—	36,719
Costs and expenses
Automotive cost of sales	32,731	—	4	32,735	31,733	—	1	31,734
GM Financial operating expenses	—	105	—	105	—	88	—	88
GM Financial interest expense	—	75	—	75	—	56	—	56
GM Financial other expenses	—	134	(3)	131	—	69	(1)	68
Automotive selling, general and administrative expense	2,832	—	—	2,832	2,942	—	—	2,942
Other automotive expenses, net	17	—	—	17	25	—	—	25
Goodwill impairment charges	78	—	—	78	—	—	—	—
Total costs and expenses	35,658	314	1	35,973	34,700	213	—	34,913
Operating income	1,404	200	(1)	1,603	1,628	178	—	1,806
Automotive interest expense	128	—	—	128	101	—	—	101
Interest income and other non-operating income, net	318	—	—	318	152	—	—	152
Loss on extinguishment of debt	—	—	—	—	35	—	—	35
Income before income taxes and equity income	1,594	200	(1)	1,793	1,644	178	—	1,822
Income tax expense	286	71	—	357	37	70	—	107
Equity income, net of tax and gain on investments	418	—	—	418	377	—	—	377
Net income	1,726	129	(1)	1,854	1,984	108	—	2,092
Net (income) loss attributable to noncontrolling interests	(21)	—	—	(21)	15	—	—	15
Net income attributable to stockholders	$1,705	$129	$(1)	$1,833	$1,999	$108	$—	$2,107

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Automotive	GM Financial	Eliminations	Consolidated	Automotive	GM Financial	Eliminations	Consolidated
Net sales and revenue
Automotive sales and revenue	$111,516	$—	$1	$111,517	$111,270	$—	$—	$111,270
GM Financial revenue	—	1,432	—	1,432	—	1,016	—	1,016
Total net sales and revenue	111,516	1,432	1	112,949	111,270	1,016	—	112,286
Costs and expenses
Automotive cost of sales	98,314	—	9	98,323	97,211	—	1	97,212
GM Financial operating expenses	—	296	—	296	—	250	—	250
GM Financial interest expense	—	202	—	202	—	140	—	140
GM Financial other expenses	—	336	(7)	329	—	174	(1)	173
Automotive selling, general and administrative expense	8,647	—	—	8,647	8,860	—	—	8,860
Other automotive expenses, net	37	—	—	37	50	—	—	50
Goodwill impairment charges	695	—	—	695	395	—	—	395
Total costs and expenses	107,693	834	2	108,529	106,516	564	—	107,080
Operating income	3,823	598	(1)	4,420	4,754	452	—	5,206
Automotive interest expense	356	—	—	356	405	—	—	405
Interest income and other non-operating income, net	732	—	—	732	1,064	—	—	1,064
Loss on extinguishment of debt	18	—	—	18	45	—	—	45
Income before income taxes and equity income	4,181	598	(1)	4,778	5,368	452	—	5,820
Income tax expense	560	254	—	814	59	124	—	183
Equity income, net of tax and gain on investments	1,141	—	—	1,141	2,903	—	—	2,903
Net income	4,762	344	(1)	5,105	8,212	328	—	8,540
Net (income) loss attributable to noncontrolling interests	(111)	—	—	(111)	(75)	—	—	(75)
Net income attributable to stockholders	$4,651	$344	$(1)	$4,994	$8,137	$328	$—	$8,465

Production Volume and Retail Vehicle Sales

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

Production and sales volume includes vehicles produced by certain joint ventures. The joint venture agreements with SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture production and sales in China. The following table summarizes total production volume (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
GMNA
Cars	316	267	965	860
Trucks	447	473	1,497	1,490
Total GMNA	763	740	2,462	2,350
GME	196	270	718	940
GMIO
Consolidated entities	282	253	866	820
Joint ventures
SGMW	323	300	1,082	903
Shanghai General Motors Co., Ltd.	344	309	948	892
FAW-GM	11	12	39	37
Other	96	94	283	285
Total GMIO	1,056	968	3,218	2,937
GMSA	222	243	656	721
Worldwide	2,237	2,221	7,054	6,948

The following tables summarize total industry sales of new motor vehicles of domestic and foreign makes and the related competitive position (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Vehicle Sales(a)(b)(c) Three Months Ended September 30,
	2012			2011
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
GMNA
United States	3,704	652	17.6%	3,256	641	19.7%
Canada	451	59	13.1%	426	62	14.6%
Mexico	250	45	18.1%	226	40	17.9%
Other	75	3	3.4%	66	3	3.8%
Total GMNA	4,480	759	16.9%	3,974	746	18.8%
GME
United Kingdom	642	74	11.6%	602	72	11.9%
Germany	799	59	7.4%	861	74	8.6%
Italy	298	22	7.3%	390	30	7.7%
Russia	802	80	10.0%	704	64	9.1%
Uzbekistan	33	33	99.2%	31	29	95.4%
France	472	19	4.0%	536	23	4.4%
Spain	169	15	8.8%	208	17	8.1%
Other	1,235	80	6.5%	1,344	102	7.6%
Total GME	4,450	382	8.6%	4,676	412	8.8%
GMIO
China(d)	4,614	665	14.4%	4,313	619	14.4%
Australia	275	29	10.7%	256	33	13.0%
South Korea	358	33	9.2%	395	36	9.2%
Middle East Operations	303	32	10.7%	275	36	12.9%
India(d)	805	22	2.7%	790	29	3.6%
Egypt	52	14	27.5%	52	13	26.0%
Other	2,733	61	2.2%	2,347	44	1.9%
Total GMIO	9,141	857	9.4%	8,428	811	9.6%
GMSA
Brazil	1,072	183	17.1%	945	161	17.1%
Argentina	215	33	15.5%	238	39	16.6%
Colombia	74	20	27.3%	84	28	32.8%
Venezuela	32	12	38.4%	32	11	34.8%
Other	182	34	18.6%	180	38	20.9%
Total GMSA	1,576	283	17.9%	1,480	277	18.7%
Total Worldwide	19,646	2,281	11.6%	18,558	2,245	12.1%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Vehicle Sales(a)(b)(c) Nine Months Ended September 30,
	2012			2011
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
GMNA
United States	11,130	1,968	17.7%	9,709	1,902	19.6%
Canada	1,337	176	13.2%	1,249	187	15.0%
Mexico	729	132	18.1%	654	117	17.9%
Other	221	8	3.5%	198	7	3.6%
Total GMNA	13,417	2,284	17.0%	11,810	2,214	18.7%
GME
United Kingdom	1,847	212	11.5%	1,786	225	12.6%
Germany	2,591	199	7.7%	2,644	227	8.6%
Italy	1,182	90	7.6%	1,516	119	7.8%
Russia	2,249	217	9.6%	1,970	177	9.0%
Uzbekistan	86	83	95.5%	88	84	95.2%
France	1,755	80	4.6%	2,013	97	4.8%
Spain	624	55	8.8%	717	63	8.8%
Other	4,171	299	7.2%	4,478	342	7.6%
Total GME	14,505	1,235	8.5%	15,213	1,333	8.8%
GMIO
China(d)	14,367	2,082	14.5%	13,732	1,893	13.8%
Australia	823	86	10.4%	752	96	12.8%
South Korea	1,115	105	9.4%	1,186	106	8.9%
Middle East Operations	950	97	10.2%	825	101	12.3%
India(d)	2,694	71	2.6%	2,472	84	3.4%
Egypt	141	38	26.8%	129	34	26.4%
Other	8,309	170	2.0%	6,466	124	1.9%
Total GMIO	28,399	2,648	9.3%	25,562	2,437	9.5%
GMSA
Brazil	2,789	474	17.0%	2,682	465	17.3%
Argentina	677	108	15.9%	683	109	16.0%
Colombia	235	66	28.0%	242	80	33.1%
Venezuela	99	35	35.4%	89	35	39.6%
Other	539	105	19.4%	526	109	20.8%
Total GMSA	4,339	787	18.1%	4,224	799	18.9%
Total Worldwide	60,660	6,954	11.5%	56,809	6,783	11.9%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Vehicle Sales(a)(b)(c) Three Months Ended September 30,
	2012			2011
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
United States
Cars	1,784	261	14.6%	1,463	230	15.7%
Trucks	994	234	23.5%	966	252	26.1%
Crossovers	926	158	17.0%	827	158	19.1%
Total United States	3,704	652	17.6%	3,256	641	19.7%
Canada, Mexico and Other	776	107	13.8%	718	105	14.6%
Total GMNA	4,480	759	16.9%	3,974	746	18.8%

	Vehicle Sales(a)(b)(c) Nine Months Ended September 30,
	2012			2011
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
United States
Cars	5,503	813	14.8%	4,594	764	16.6%
Trucks	2,918	677	23.2%	2,660	663	24.9%
Crossovers	2,709	478	17.6%	2,455	475	19.4%
Total United States	11,130	1,968	17.7%	9,709	1,902	19.6%
Canada, Mexico and Other	2,286	316	13.8%	2,101	312	14.8%
Total GMNA	13,417	2,284	17.0%	11,810	2,214	18.7%
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

(d)
Includes the following joint venture vehicle sales. Vehicle sales for SAIC GM Investment Limited, General Motors India Private Limited and Chevrolet Sales India Private Limited (collectively HKJV) are included through August 31, 2012. Refer to Notes 3 and 8 to our condensed consolidated financial statements for further detail on the acquisition of HKJV.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Joint venture sales in China
SAIC General Motors Sales Co., Ltd.	327	306	967	906
SGMW and FAW-GM	336	312	1,111	983
Joint venture sales in India
HKJV	15	29	64	84

Total Net Sales and Revenue
(Dollars in Millions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
GMNA	$23,344	$21,884	$70,420	$67,122	$1,460	6.7%	$3,298	4.9%
GME	5,063	6,151	16,470	20,480	(1,088)	(17.7)%	(4,010)	(19.6)%
GMIO	6,745	6,116	19,750	17,726	629	10.3%	2,024	11.4%
GMSA	4,341	4,418	12,459	12,677	(77)	(1.7)%	(218)	(1.7)%
GM Financial	514	391	1,432	1,016	123	31.5%	416	40.9%
Total operating segments	40,007	38,960	120,531	119,021	1,047	2.7%	1,510	1.3%
Corporate and eliminations	(2,431)	(2,241)	(7,582)	(6,735)	(190)	(8.5)%	(847)	(12.6)%
Total net sales and revenue	$37,576	$36,719	$112,949	$112,286	$857	2.3%	$663	0.6%

In the three months ended September 30, 2012 Total net sales and revenue increased by $0.9 billion (or 2.3%) due primarily to: (1) favorable vehicle mix of $1.2 billion; (2) increased wholesale volumes of $0.7 billion; (3) favorable vehicle pricing effect of $0.7 billion; (4) increased GM Financial finance income of $0.1 billion; partially offset by (5) net foreign currency translation and remeasurement losses of $1.3 billion due to the weakening of major currencies against the U.S. Dollar; (6) decreased revenues from powertrain and part sales of $0.3 billion due to decreased volumes; and (7) reduction in favorable lease residual adjustments of $0.1 billion.

In the nine months ended September 30, 2012 Total net sales and revenue increased by $0.7 billion (or 0.6%) due primarily to: (1) favorable vehicle mix of $2.5 billion; (2) favorable vehicle pricing effect of $1.7 billion; (3) increased wholesale volumes of $0.8 billion; (4) increased GM Financial finance income of $0.4 billion; partially offset by (5) net foreign currency translation and remeasurement losses of $3.4 billion due to the weakening of major currencies against the U.S. Dollar; (6) decreased revenues from powertrain and parts sales of $0.6 billion due to decreased volumes; (7) reduction in favorable lease residual adjustments of $0.4 billion; (8) decreased revenues of $0.1 billion due to the deconsolidation of VM Motori (VMM) in September 2011; and (9) decreased revenues from rental car leases of $0.1 billion.

Automotive Cost of Sales

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Automotive cost of sales	$32,735	$31,734	$98,323	$97,212	$1,001	3.2%	$1,111	1.1%
Automotive gross margin	$4,327	$4,594	$13,194	$14,058	$(267)	(5.8)%	$(864)	(6.1)%

In the three months ended September 30, 2012 Automotive cost of sales increased by $1.0 billion (or 3.2%), in line with Total net sales and revenue, due primarily to: (1) unfavorable vehicle mix of $1.8 billion; (2) increased costs of $0.4 billion related to increased wholesale volumes; (3) increased manufacturing expense, including new launches of $0.2 billion; (4) increased policy and warranty expense of $0.2 billion; (5) increased depreciation and amortization expense of $0.1 billion; partially offset by (6) net foreign currency translation, remeasurement and transaction gains of $1.1 billion due to the weakening of major currencies against the U.S. Dollar; (7) decreased engineering expense of $0.3 billion; (8) decreased costs of $0.2 billion related to powertrain and parts sales; and (9) decreased employee costs of $0.1 billion.

In the nine months ended September 30, 2012 Automotive cost of sales increased by $1.1 billion (or 1.1%) due primarily to: (1) unfavorable vehicle mix of $3.2 billion; (2) increased manufacturing expense, including new launches of $0.6 billion; (3) increased employee costs of $0.4 billion including decreased net pension and other postretirement benefits (OPEB) income and separation costs; (4) increased policy and warranty expense of $0.2 billion; (5) increased costs of $0.2 billion related to increased wholesale volumes; (6) increased material and freight costs of $0.1 billion; partially offset by (7) net foreign currency translation, remeasurement and transaction gains of $2.9 billion due to the weakening of major currencies against the U.S. Dollar; (8) decreased engineering expense of $0.5 billion; (9) decreased costs of $0.2 billion related to powertrain and parts sales; and (10) decreased costs of $0.1 billion due to the deconsolidation of VMM in September 2011.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Selling, General and Administrative Expense

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Automotive selling, general and administrative expense	$2,832	$2,942	$8,647	$8,860	$(110)	(3.7)%	$(213)	(2.4)%

In the three months ended September 30, 2012 Automotive selling, general and administrative expense decreased by $0.1 billion (or 3.7%) due primarily to net foreign currency translation and remeasurement gains of $0.1 billion due to the weakening of major currencies against the U.S. Dollar.

In the nine months ended September 30, 2012 Automotive selling, general and administrative expense decreased by $0.2 billion (or 2.4%) due primarily to: (1) net foreign currency translation and remeasurement gains of $0.3 billion due to the weakening of major currencies against the U.S. Dollar; (2) reduction in bad debt expense of $0.2 billion; partially offset by (3) increased administrative expenses of $0.2 billion; and (4) increased advertising expense of $0.1 billion.

Goodwill Impairment Charges

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Goodwill impairment charges	$78	$—	$695	$395	$78	n.m.	$300	75.9%
__________
n.m. = not meaningful

In the three months ended September 30, 2012 Goodwill impairment charges increased by $0.1 billion as we recorded charges of $0.1 billion in GMIO.

In the nine months ended September 30, 2012 Goodwill impairment charges increased by $0.3 billion (or 75.9%) as we recorded charges of $0.7 billion, primarily in GME. Refer to Note 9 to our condensed consolidated financial statements for additional information related to our Goodwill impairment charges.

Interest Income and Other Non-Operating Income, net

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Interest income and other non-operating income, net	$318	$152	$732	$1,064	$166	109.2%	$(332)	(31.2)%

In the three months ended September 30, 2012 Interest income and other non-operating income, net increased by $0.2 billion (or 109.2%) due primarily to increased derivative gains of $0.1 billion related to fair value adjustments.

In the nine months ended September 30, 2012 Interest income and other non-operating income, net decreased by $0.3 billion (or 31.2%) due primarily to: (1) decreased other non-operating income of $0.3 billion related to the sale of Ally Financial preferred stock in the nine months ended September 30, 2011 that did not recur in the nine months ended September 30, 2012; (2) increased derivative losses of $0.1 billion related to fair value adjustments; (3) decreased interest income of $0.1 billion; partially offset by (4) decreased foreign exchange transaction and translation losses of $0.1 billion; and (5) a bargain purchase gain of $50 million related to the acquisition of GMAC South America LLC whose only asset is GMAC de Venezuela CA (GMAC Venezuela).

Income Tax Expense

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Income tax expense	$357	$107	$814	$183	$250	n.m.	$631	n.m.
__________
n.m. = not meaningful

In the three months ended September 30, 2012 Income tax expense increased by $0.3 billion due primarily to tax expense attributable to entities included in our effective tax rate calculation.

In the nine months ended September 30, 2012 Income tax expense increased by $0.6 billion due primarily to: (1) the recognition of previously unrecognized tax benefits of $0.3 billion, including reductions to interest expense of $0.2 billion and associated valuation allowances of $0.1 billion in the nine months ended September 30, 2011, that did not recur in the nine months ended September 30, 2012; and (2) tax expense attributable to entities included in our effective tax rate calculation of $0.2 billion.

The recorded effective tax rate is lower than the applicable statutory tax rate in both periods due primarily to income earned in jurisdictions for which a full valuation allowance is recorded.

Equity Income, Net of Tax and Gain on Investments

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
China JVs	$371	$387	$1,121	$1,215	$(16)	(4.1)%	$(94)	(7.7)%
New Delphi (including gain on disposition)				1,727	—	—%	(1,727)	(100.0)%
Others	47	(10)	20	(39)	57	n.m.	59	n.m.
Total equity income, net of tax and gain on investments	$418	$377	$1,141	$2,903	$41	10.9%	$(1,762)	(60.7)%
__________
n.m. = not meaningful

In the three months ended September 30, 2012 Equity income, net of tax and gain on investments increased by $41 million (or 10.9%) due primarily to the gain on the acquisition of HKJV of $50 million.

In the nine months ended September 30, 2012 Equity income, net of tax and gain on investments decreased by $1.8 billion (or 60.7%) due primarily to: (1) a $1.6 billion gain related to the sale of our Delphi Automotive LLP (New Delphi) Class A Membership Interests and related equity income in the nine months ended September 30, 2011 that did not recur in the nine months ended September 30, 2012; and (2) decreased equity income of $0.1 billion from the China JVs.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following tables summarize the reconciliation of our automotive segments EBIT-adjusted and GM Financial's income before income taxes to Net income attributable to stockholders and provide supplemental detail of the adjustments, which are presented net of noncontrolling interests (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
Automotive
EBIT-adjusted
GMNA(a)	$1,822	86.9%	$2,195	108.4%	$5,478	91.3%	$5,697	84.3%
GME(a)	(478)	(22.8)%	(292)	(14.4)%	(1,095)	(18.3)%	(185)	(2.7)%
GMIO(a)	689	32.9%	365	18.0%	1,775	29.6%	1,524	22.6%
GMSA(a)	114	5.4%	(44)	(2.2)%	178	3.0%	103	1.5%
Corporate and eliminations	(50)	(2.4)%	(199)	(9.8)%	(336)	(5.6)%	(384)	(5.7)%
Total automotive EBIT-adjusted	2,097	100.0%	2,025	100.0%	6,000	100.0%	6,755	100.0%
Adjustments	(62)		—		(674)		1,483
Corporate interest income	84		112		259		363
Automotive interest expense	128		101		356		405
Loss on extinguishment of debt	—				18
Automotive Financing
GM Financial income before income taxes	200		178		598		452
Consolidated
Eliminations	(1)		—		(1)		—
Income tax expense	357		107		814		183
Net income attributable to stockholders	$1,833		$2,107		$4,994		$8,465
__________

(a)
Our automotive operations interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our automotive operating segments between EBIT-adjusted and Net income attributable to stockholders.

	Three Months Ended September 30, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Total
Goodwill impairment charges	$—	$—	$(62)	$—	$—	$(62)

	Nine Months Ended September 30, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Total
Goodwill impairment charges	$—	$(590)	$(84)	$—	$—	$(674)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended September 30, 2011
	GMNA	GME	GMIO	GMSA	Corporate	Total
Gain on sale of our Class A Membership Interests in New Delphi	$1,645	$—	$—	$—	$—	$1,645
Goodwill impairment charges	—	(395)	—	—	—	(395)
Charges related to HKJV	—	—	(106)	—	—	(106)
Gain on sale of Ally Financial preferred stock	—	—	—	—	339	339
Total adjustments	$1,645	$(395)	$(106)	$—	$339	$1,483

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidating Financial Condition
(In millions, except share amounts)

	September 30, 2012				December 31, 2011
	Automotive	GM Financial	Eliminations	Consolidated	Automotive	GM Financial	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$21,514	$1,806	$—	$23,320	$15,499	$572	$—	$16,071
Marketable securities	10,411	—	—	10,411	16,148	—	—	16,148
Restricted cash and marketable securities	275	588	—	863	206	799	—	1,005
Accounts and notes receivable, net	13,097	36	(118)	13,015	9,949	52	(37)	9,964
GM Financial finance receivables, net	—	3,766	(22)	3,744	—	3,251	—	3,251
Inventories	15,672	—	—	15,672	14,324	—	—	14,324
Equipment on operating leases, net	2,972	—	—	2,972	2,464	—	—	2,464
Other current assets and deferred income taxes	2,069	52	(11)	2,110	1,657	46	(7)	1,696
Total current assets	66,010	6,248	(151)	72,107	60,247	4,720	(44)	64,923
Non-current Assets
Restricted cash and marketable securities	505	281	—	786	912	316	—	1,228
GM Financial finance receivables, net	—	6,855	—	6,855	—	5,911	—	5,911
Equity in net assets of nonconsolidated affiliates	7,519	—	—	7,519	6,790	—	—	6,790
Property, net	26,526	52	—	26,578	22,957	47	1	23,005
Goodwill	27,129	1,279	—	28,408	27,741	1,278	—	29,019
Intangible assets, net	8,904	—	—	8,904	10,013	1	—	10,014
GM Financial equipment on operating leases, net	—	1,571	(50)	1,521	—	809	(24)	785
Other assets and deferred income taxes	3,180	46	(448)	2,778	3,200	30	(302)	2,928
Total non-current assets	73,763	10,084	(498)	83,349	71,613	8,392	(325)	79,680
Total Assets	$139,773	$16,332	$(649)	$155,456	$131,860	$13,112	$(369)	$144,603
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$26,264	$166	$(117)	$26,313	$24,531	$58	$(38)	$24,551
Short-term debt and current portion of long-term debt
Automotive	2,299	—	(22)	2,277	1,682	—	—	1,682
GM Financial	—	4,001	—	4,001	—	4,118	—	4,118
Accrued liabilities	24,881	179	(28)	25,032	22,767	119	(11)	22,875
Total current liabilities	53,444	4,346	(167)	57,623	48,980	4,295	(49)	53,226
Non-current Liabilities
Long-term debt
Automotive	3,314	—	—	3,314	3,613	—	—	3,613
GM Financial	—	7,061	—	7,061	—	4,420	—	4,420
Postretirement benefits other than pensions	6,755	—	—	6,755	6,836	—	—	6,836
Pensions	25,317	—	—	25,317	25,075	—	—	25,075
Other liabilities and deferred income taxes	12,643	595	(481)	12,757	12,355	406	(319)	12,442
Total non-current liabilities	48,029	7,656	(481)	55,204	47,879	4,826	(319)	52,386
Total Liabilities	101,473	12,002	(648)	112,827	96,859	9,121	(368)	105,612
Commitments and contingencies
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at September 30, 2012 and December 31, 2011)	5,536	—	—	5,536	5,536	—	—	5,536
Series B (100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at September 30, 2012 and December 31, 2011)	4,855	—	—	4,855	4,855	—	—	4,855
Common stock, $0.01 par value (5,000,000,000 shares authorized and 1,565,979,895 shares and 1,564,727,289 shares issued and outstanding at September 30, 2012 and December 31, 2011)	16	—	—	16	16	—	—	16
Capital surplus (principally additional paid-in capital)	26,443	—	—	26,443	26,391	—	—	26,391
Retained earnings	7,204	4,330	(1)	11,533	3,186	3,998	(1)	7,183
Accumulated other comprehensive loss	(6,724)	—	—	(6,724)	(5,854)	(7)	—	(5,861)
Total stockholders’ equity	37,330	4,330	(1)	41,659	34,130	3,991	(1)	38,120
Noncontrolling interests	970	—	—	970	871	—	—	871
Total Equity	38,300	4,330	(1)	42,629	35,001	3,991	(1)	38,991
Total Liabilities and Equity	$139,773	$16,332	$(649)	$155,456	$131,860	$13,112	$(369)	$144,603

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Current Assets

Marketable securities decreased by $5.7 billion (or 35.5%) due primarily to our reinvesting in shorter term cash equivalents as these marketable securities matured to rebalance our securities portfolio in the normal course of business.

Accounts and notes receivable, net increased by $3.1 billion (or 30.6%) due primarily to: (1) an increase of $2.0 billion for a loan to U.S. salaried pension plan; (2) $1.9 billion related to higher vehicle sales at the end of September 2012 compared to December 2011; and (3) net increase of $0.3 billion in value added tax receivable; partially offset by (4) a net decrease of $0.9 billion related to dividends collected from our China JVs in the nine months ended September 30, 2012.

Equipment on operating lease, net increased by $0.5 billion (or 20.6%) due primarily to a net increase of $0.8 billion in vehicles under lease; partially offset by depreciation of $0.3 billion for the nine months ended September 30, 2012.

Non-Current Assets

GM Financial finance receivables, net increased by $0.9 billion (or 16.0%) due primarily to an increase of new loan originations, partially offset by expected principal payments becoming current.

Equity in net assets of nonconsolidated affiliates increased by $0.7 billion (or 10.7%) due primarily to an increase in equity income of $1.1 billion; partially offset by dividends declared of $0.5 billion primarily by the China JVs.

Property, net increased by $3.6 billion (or 15.5%) due primarily to: (1) capital expenditures of $6.2 billion; and (2) additions of $0.4 billion related to the acquisition of HKJV; partially offset by (3) depreciation of $2.9 billion; (4) decreases of $0.1 billion associated with disposals; and (5) net foreign currency translation of $0.1 billion due to the weakening of certain currencies against the U.S. Dollar.

Goodwill decreased by $0.6 billion (or 2.1%) due to the impairment charges in GME and GMIO of $0.7 billion; partially offset by additions of $0.1 billion related to the acquisition of HKJV.

Intangible assets, net decreased by $1.1 billion (or 11.1%) due primarily to amortization of $1.2 billion; partially offset by additions of $0.1 billion related to the acquisition of HKJV.

GM Financial equipment on operating leases, net increased by $0.7 billion (or 93.8%) due primarily to a net increase in leased vehicles purchased in the U.S. and Canada of $0.9 billion; partially offset by depreciation of $0.1 billion.

Current Liabilities

Automotive Short-term debt and the current portion of long-term debt increased by $0.6 billion (or 35.4%) due primarily to: (1) reclassifications from long-term debt to short-term debt of $0.9 billion; and (2) an increase in debt due to the acquisition of HKJV of $0.1 billion; partially offset by (3) debt payments of $0.4 billion.

Non-Current Liabilities

GM Financial Long-term debt increased by $2.6 billion (or 59.8%) due primarily to: (1) the issuance of securitization notes payable of $3.5 billion; and (2) the issuance of 4.75% senior notes of $1.0 billion; partially offset by (3) long-term debt reclassed to current of $1.9 billion.

GM North America
(Dollars in Millions)

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Total net sales and revenue	$23,344	$21,884	$70,420	$67,122	$1,460	6.7%	$3,298	4.9%
EBIT-adjusted	$1,822	$2,195	$5,478	$5,697	$(373)	(17.0)%	$(219)	(3.8)%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMNA Total Net Sales and Revenue

In the three months ended September 30, 2012 Total net sales and revenue increased by $1.5 billion (or 6.7%) due primarily to: (1) increased wholesale volumes of $1.1 billion representing 45,000 vehicles (or 5.9%) due to increased industry demand and successful recent vehicle launches such as the Buick Verano, Cadillac XTS, Chevrolet Sonic and Chevrolet Spark; (2) favorable vehicle pricing of $0.3 billion; and (3) favorable vehicle mix of $0.3 billion; partially offset by (4) reduction in favorable lease residual adjustments of $0.1 billion; and (5) unfavorable net foreign currency remeasurement of $0.1 billion due to the weakening of the CAD and Mexican Peso against the U.S. Dollar.

In the nine months ended September 30, 2012 Total net sales and revenue increased by $3.3 billion (or 4.9%) due primarily to: (1) increased wholesale volumes of $3.3 billion representing 135,000 vehicles (or 5.7%) due to increased industry demand and successful recent vehicle launches; (2) favorable vehicle pricing of $0.8 billion; and (3) favorable vehicle mix of $0.2 billion; partially offset by (4) reduction in favorable lease residual adjustments of $0.4 billion; and (5) unfavorable net foreign currency remeasurement of $0.3 billion due to the weakening of the CAD and Mexican Peso against the U.S. Dollar.

GMNA EBIT-Adjusted

In the three months ended September 30, 2012 EBIT-adjusted decreased by $0.4 billion (or 17.0%) due primarily to: (1) unfavorable vehicle mix of $0.4 billion; (2) unfavorable net foreign currency remeasurement of $0.3 billion; (3) unfavorable warranty and policy adjustments of $0.3 billion; (4) decrease in U.S. pension income of $0.2 billion; (5) increase in manufacturing expense, including new launches, of $0.2 billion; and (6) reduction in favorable lease residual adjustments of $0.1 billion; partially offset by (7) increased wholesale volumes of $0.3 billion due to increased industry demand and successful recent vehicle launches; (8) favorable vehicle pricing of $0.3 billion; (9) decreased material prices and freight of $0.2 billion; and (10) decreased engineering expense and other technology fees of $0.2 billion.

In the nine months ended September 30, 2012 EBIT-adjusted decreased by $0.2 billion (or 3.8%) due primarily to: (1) unfavorable vehicle mix of $0.7 billion; (2) decrease in U.S. pension income of $0.6 billion; (3) increase in manufacturing expense, including new launches, of $0.5 billion; (4) reduction in favorable lease residual adjustments of $0.4 billion; (5) unfavorable net foreign currency remeasurement of $0.2 billion; and (6) unfavorable warranty and policy adjustments of $0.2 billion; partially offset by (7) increased wholesale volumes of $0.9 billion due to increased industry demand and successful recent vehicle launches; (8) favorable vehicle pricing of $0.8 billion; (9) decreased material prices and freight of $0.3 billion; and (10) decreased engineering expense and other technology fees of $0.3 billion.

GM Europe
(Dollars in Millions)

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Total net sales and revenue	$5,063	$6,151	$16,470	$20,480	$(1,088)	(17.7)%	$(4,010)	(19.6)%
EBIT (loss)-adjusted	$(478)	$(292)	$(1,095)	$(185)	$(186)	63.7%	$(910)	n.m.
__________
n.m. = not meaningful

GME Total Net Sales and Revenue

In the three months ended September 30, 2012 Total net sales and revenue decreased by $1.1 billion (or 17.7%) due primarily to: (1) decreased wholesale volumes of $0.5 billion representing 35,000 vehicles (or 12.3%) due to the weak European economy; (2) unfavorable foreign currency translation effect of $0.5 billion, due to the strengthening of the U.S. Dollar against the Euro, Russian Ruble and Hungarian Forint; (3) a decrease of $0.1 billion due to unfavorable pricing primarily resulting from increased incentive support associated with strong competition; partially offset by (4) favorable vehicle mix of $0.1 billion due to the new generation Opel Astra GTC and Ampera and increased sales of other higher priced vehicles.

In the nine months ended September 30, 2012 Total net sales and revenue decreased by $4.0 billion (or 19.6%) due primarily to: (1) decreased wholesale volumes of $2.3 billion representing 155,000 vehicles (or 16.0%) due to the weak European economy;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(2) unfavorable foreign currency translation effect of $1.6 billion, due to the strengthening of the U.S. Dollar against the Euro, Russian Ruble, Hungarian Forint, British Pound, and Turkish Lira; (3) decreased parts, accessories and powertrain engine and transmission sales of $0.4 billion associated with lower demand; (4) a decrease of $0.1 billion due to the deconsolidation of VMM in June 2011; (5) a decrease of $0.1 billion in components sales; and (6) a decrease of $0.1 billion due to unfavorable pricing primarily resulting from increased incentive support associated with strong competition; partially offset by (7) favorable vehicle mix of $0.6 billion due to the new generation Opel Zafira, Astra GTC and Ampera and increased sales of other higher priced vehicles.

GME EBIT (Loss)-Adjusted

In the three months ended September 30, 2012 EBIT (loss)-adjusted increased by $0.2 billion (or 63.7%) due primarily to: (1) decreased volumes of $0.1 billion; (2) unfavorable pricing of $0.1 billion; and (3) unfavorable net vehicle mix of $0.1 billion.

In the nine months ended September 30, 2012 EBIT (loss)-adjusted increased by $0.9 billion due primarily to: (1) decreased volumes of $0.5 billion; (2) a decrease of $0.2 billion resulting from the net effect of changes in an embedded foreign currency derivative asset associated with a long-term supply agreement; (3) decreased parts, accessories and powertrain engine and transmission sales of $0.2 billion, associated with lower demand; (4) unfavorable net vehicle mix of $0.2 billion; (5) a decrease of $0.1 billion due to unfavorable pricing; partially offset by (6) lower manufacturing and material costs of $0.3 billion and (7) favorable foreign currency translation effect of $0.1 billion, due to the strengthening of the U.S. Dollar against the Euro, Russian Ruble, Hungarian Forint, British Pound, and Turkish Lira.

GM International Operations
(Dollars in Millions)

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Total net sales and revenue	$6,745	$6,116	$19,750	$17,726	$629	10.3%	$2,024	11.4%
EBIT-adjusted	$689	$365	$1,775	$1,524	$324	88.8%	$251	16.5%

GMIO Total Net Sales and Revenue

In the three months ended September 30, 2012 Total net sales and revenue increased by $0.6 billion (or 10.3%) due primarily to: (1) increased wholesale volumes of $0.6 billion representing 35,000 vehicles due primarily to strong industry growth across the region; (2) favorable vehicle mix of $0.3 billion due to increased export of new products and increased sales of other higher priced vehicles within the region; and (3) favorable vehicle pricing of $0.2 billion due to higher pricing on new models launched; partially offset by (4) unfavorable net foreign currency translation effect of $0.3 billion due to the weakening of the Korean Won and South Africa Rand against the U.S. Dollar; and (5) unfavorable components, parts and accessories sales of $0.2 billion.

In the nine months ended September 30, 2012 Total net sales and revenue increased by $2.0 billion (or 11.4%) due primarily to: (1) increased wholesale volumes of $1.5 billion representing 96,000 vehicles due primarily to strong industry growth across the region; (2) favorable vehicle pricing effect of $0.6 billion due to higher pricing on new models launched; and (3) favorable vehicle mix of $0.5 billion due to increased export of new products and increased sales of other higher priced vehicles within the region; partially offset by (4) unfavorable net foreign currency translation effect of $0.6 billion due to the weakening of the Korean Won and South Africa Rand against the U.S. Dollar.

The vehicle sales of our China and India joint ventures are not reflected in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, net of tax and gain on investments. HKJV vehicle sales are included in Total net sales and revenue beginning September 1, 2012. Refer to Notes 3 and 8 to our condensed consolidated financial statements for further detail on the acquisition of HKJV.

GMIO EBIT-Adjusted

In the three months ended September 30, 2012 EBIT-adjusted increased by $0.3 billion (or 88.8%) due primarily to: (1) favorable pricing of $0.2 billion due to higher pricing on new models launched; (2) favorable net wholesale volumes of $0.1 billion; (3) net

GENERAL MOTORS COMPANY AND SUBSIDIARIES

gain of $0.1 billion measured as the difference between the fair value of our 50% interest in HKJV and the investment carrying amount at the date of acquisition; (4) favorable change in fair value of $0.1 billion from derivatives due to the weakening of the Korean Won against the U.S. Dollar; partially offset by (5) unfavorable net vehicle mix of $0.2 billion.

In the nine months ended September 30, 2012 EBIT-adjusted increased by $0.3 billion (or 16.5%), due primarily to: (1) increased pricing of $0.6 billion due to higher pricing on new models launched; (2) favorable net wholesale volumes of $0.4 billion; (3) net gain of $0.1 billion measured as the difference between the fair value of our 50% interest in HKJV and the investment carrying amount at the date of acquisition; partially offset by (4) increased costs of $0.5 billion due primarily to increased material, manufacturing and warranty costs; (5) unfavorable net vehicle mix of $0.2 billion; and (6) decreased Equity income, net of tax, of $0.1 billion.

GM South America
(Dollars in Millions)

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Total net sales and revenue	$4,341	$4,418	$12,459	$12,677	$(77)	(1.7)%	$(218)	(1.7)%
EBIT (loss)-adjusted	$114	$(44)	$178	$103	$158	n.m.	$75	72.8%
__________
n.m. = not meaningful

GMSA Total Net Sales and Revenue

In the three months ended September 30, 2012 Total net sales and revenue decreased by $0.1 billion (or 1.7%) due primarily to: (1) unfavorable net foreign currency translation effect of $0.5 billion, due to the strengthening of the U.S. dollar against the Brazilian Real and Argentinian Peso; and (2) decreased wholesale volumes of $0.3 billion representing 18,000 vehicles (or 6.3%) due to deteriorated market share due to increased competition and aggressive pricing in the market; partially offset by (3) favorable vehicle mix of $0.6 billion due to increased sales of Chevrolet Cruze and Chevrolet S10; and (4) favorable vehicle pricing of $0.1 billion, primarily in Argentina due to higher inflation and in Venezuela due to the hyperinflationary economy.

In the nine months ended September 30, 2012 Total net sales and revenue decreased by $0.2 billion (or 1.7%) due primarily to: (1) unfavorable net foreign currency translation effect of $1.2 billion, due to the strengthening of the U.S. dollar against the Brazilian Real and Argentinian Peso; and (2) decreased wholesale volumes of $0.6 billion representing 44,000 vehicles (or 5.4%) due to deteriorated market share due to increased competition and aggressive pricing in the market; partially offset by (3) favorable vehicle mix of $1.2 billion due to increased sales of Chevrolet Cruze and Chevrolet S10; and (4) favorable vehicle pricing of $0.3 billion, primarily in Argentina due to higher inflation and in Venezuela due to the hyperinflationary economy.

GMSA EBIT (Loss)-Adjusted

In the three months ended September 30, 2012 EBIT-adjusted was $0.1 billion compared to EBIT (loss)-adjusted of $44 million in the three months ended September 30, 2011 due primarily to: (1) favorable net vehicle mix of $0.2 billion due to increased sales of Chevrolet Cruze and Cheverolet S10; and (2) favorable vehicle pricing effect of $0.1 billion, primarily in Argentina due to higher inflation and in Venezuela due to the hyperinflationary economy; partially offset by (3) increased material, freight and manufacturing costs of $0.1 billion; and (4) unfavorable net wholesale volumes of $0.1 billion.

In the nine months ended September 30, 2012 EBIT-adjusted increased by $0.1 billion (or 72.8%) due primarily to: (1) favorable net vehicle mix of $0.3 billion due to increased sales of Chevrolet Cruze and Cheverolet S10; (2) favorable vehicle pricing of $0.3 billion, primarily in Argentina due to higher inflation and in Venezuela due to the hyperinflationary economy; and (3) a bargain purchase gain of $50 million on the purchase of GMAC Venezuela; more than offset by (4) increased material, freight and manufacturing costs of $0.3 billion; (5) unfavorable net wholesale volumes of $0.2 billion; and (6) unfavorable separation costs of $0.1 billion.

GM Financial
(Dollars in Millions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
GM Financial revenue	$514	$391	$1,432	$1,016	$123	31.5%	$416	40.9%
Income before income taxes	$200	$178	$598	$452	$22	12.4%	$146	32.3%

GM Financial Revenue

In the three months ended September 30, 2012 GM Financial revenue increased by $123 million (or 31.5%) due to: (1) increased finance income of $66 million due to a larger loan portfolio balance; and (2) increased lease income of $54 million due to a larger lease portfolio.

In the nine months ended September 30, 2012 GM Financial revenue increased by $416 million (or 40.9%) due primarily to: (1) increased finance income of $269 million due to a larger loan portfolio balance; and (2) increased lease income of $139 million due to a larger lease portfolio.

GM Financial Income Before Income Taxes

In the three months ended September 30, 2012 Income before income taxes increased by $22 million (or 12.4%) due primarily to: (1) increased finance income of $66 million due to a larger loan portfolio; and (2) increased lease income of $54 million due to a larger lease portfolio; partially offset by (3) increased leased vehicle expenses of $38 million due to a larger lease portfolio; (4) increased provision for loan losses of $27 million due to a larger loan portfolio; (5) increased operating expenses of $18 million due to company growth; and (6) increased interest expense of $18 million due to an increase in average debt outstanding and an increase in the effective interest rate.

Average debt outstanding in the three months ended September 30, 2012 and 2011 was $9.8 billion and $7.7 billion and the effective rate of interest paid was 3.0% and 2.9%.

In the nine months ended September 30, 2012 Income before income taxes increased by $146 million (or 32.3%) due primarily to: (1) increased finance income of $269 million due to a larger loan portfolio; and (2) increased lease income of $139 million due to a larger lease portfolio; partially offset by (3) increased leased vehicle expenses of $108 million due to a larger lease portfolio; (4) increased interest expense of $62 million due to an increase in average debt outstanding and an increase in the effective interest rate; (5) increased provision for loan losses of $53 million due to a larger loan portfolio; and (6) increased operating expenses of $47 million due to company growth.

Average debt outstanding in the nine months ended September 30, 2012 and 2011 was $9.1 billion and $7.5 billion and the effective rate of interest paid was 3.0% and 2.5%.

Corporate
(Dollars in Millions)

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012 vs. 2011 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
Net loss attributable to stockholders	$(380)	$(209)	$(980)	$(103)	$(171)	81.8%	$(877)	n.m.
__________
n.m. = not meaningful

Corporate Net Loss Attributable to Stockholders

In the three months ended September 30, 2012 Net loss attributable to stockholders increased by $0.2 billion (or 81.8%) due primarily to an increase in income tax expense of $0.3 billion partially offset by a $0.1 billion favorable change in foreign currency transactions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2012 Net loss attributable to stockholders increased by $0.9 billion due primarily to: (1) an increase in income tax expense of $0.5 billion; and (2) a gain of $0.3 billion recorded on the sale of our Ally Financial preferred stock in March 2011 that did not recur in the nine months ended September 30, 2012.

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

We are in the final stages of negotiations with financial institutions regarding the refinancing of our current $5.0 billion secured revolving credit facility, which would raise the borrowing capacity to approximately $10.0 billion. There is no assurance that we will reach a final agreement on this facility.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2011 Form 10-K, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Recent Management Initiatives

We continue to monitor and evaluate opportunities to optimize our liquidity position and capital structure in order to strengthen our balance sheet. Maintaining minimal financial leverage remains a key strategic initiative. We continue to evaluate potential repayments of obligations prior to maturity, certain of which may be deeply discounted and we could incur charges of up to $0.5 billion over the next year. Any such repayments may negatively affect our liquidity in the short-term.

In September 2012, we entered into a transaction to acquire security interests in the mandatorily redeemable preferred shares issued by GM Korea Company (GM Korea) for $0.3 billion. We acquired these interests at a discount to the face value of the preferred shares. The transaction did not meet the criteria for an extinguishment of the liability. Therefore we have classified these interests as an available-for-sale marketable security. We have excluded this amount from our available liquidity as we entered into the transaction to reduce our financial leverage and do not view this investment as part of funds available in the use of our operations. Had this transaction resulted in extinguishment treatment we would have recorded a loss on extinguishment of debt of $0.1 billion due to the remaining unamortized discount.

From time to time we consider the possibility of acquisitions, dispositions and strategic alliances that we believe would generate significant advantages and substantially strengthen our business. These actions may include additional loans, investments with our joint venture partners or the acquisitions of certain operations or ownership stakes in outside businesses. These actions may negatively impact our liquidity in the short-term.

GM Financial submitted a bid to acquire certain international operations of Ally Financial during the three months ended September 30, 2012. There is no assurance that GM Financial will be successful in acquiring any of Ally Financial's international operations. However, if GM Financial is successful in completing a transaction it will expand its operations materially in international markets. Such expansion could have significant impacts on its business, results of operations, liquidity and financial condition.

In February 2012 we entered into an agreement with PSA to create an alliance to leverage the strengths and capabilities of our two companies and acquired a seven percent equity stake in PSA for $0.4 billion. Refer to Note 4 to our condensed consolidated financial statements for additional information on our investment in PSA, including possible future impairments.

We continue to pursue various options to fund and derisk our pension plans.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In May 2012 we entered into an agreement in which the U.S. salaried pension plan will purchase a group annuity contract from an insurance company to pay and administer future annuity payments to certain of our salaried retirees. In anticipation of this transaction, in August 2012 we provided a short-term, interest-free loan to the existing salaried pension plan of $2.0 billion. In October 2012 we provided a similar loan to the existing salaried pension plan of $0.2 billion. These loans will provide the plan with incremental liquidity to pay ongoing benefits and administrative costs without requiring the liquidation of assets that will be transferred at settlement of the annuity transaction. The entire principal amounts of the loans are due within 90 days. The loans are unsecured and we have no recourse against the plan to demand prepayment. In October 2012 we made a contribution to the existing salaried pension plan of $0.7 billion. It is expected that the funding required to consummate the transaction will be approximately $2.6 billion including loans and contributions already made to the plan. Amounts loaned to the plan in excess of funding requirements will be repaid to us. Refer to Note 15 to our condensed consolidated financial statements for additional details on pension activities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidating Statements of Cash Flows
(In millions)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Automotive	GM Financial	Consolidated	Automotive	GM Financial	Consolidated
Net cash provided by operating activities	9,145	679	9,824	6,194	530	6,724
Cash flows from investing activities
Expenditures for property	(5,993)	(11)	(6,004)	(4,065)	(6)	(4,071)
Available-for-sale marketable securities, acquisitions	(3,818)	—	(3,818)	(16,349)	—	(16,349)
Trading marketable securities, acquisitions	(4,867)	—	(4,867)	(514)	—	(514)
Available-for-sale marketable securities, liquidations	8,923	—	8,923	10,351	—	10,351
Trading marketable securities, liquidations	5,313	—	5,313	380	—	380
Acquisition of companies, net of cash acquired	(34)	—	(34)	(25)	—	(25)
Operating leases, liquidations	3	33	36	7	32	39
Proceeds from sale of business units/investments, net	18	—	18	4,810	—	4,810
Increase in restricted cash and marketable securities	(387)	(119)	(506)	(477)	(167)	(644)
Decrease in restricted cash and marketable securities	730	366	1,096	846	146	992
Purchases and originations of finance receivables	—	(4,941)	(4,941)	—	(3,786)	(3,786)
Principal collections and recoveries on finance receivables	—	3,349	3,349	—	2,817	2,817
Purchases of leased vehicles, net	—	(837)	(837)	—	(578)	(578)
Decrease (increase) in notes receivable	(2,038)	—	(2,038)	7	—	7
Other investing activities	29	—	29	67	—	67
Net cash used in investing activities	(2,121)	(2,160)	(4,281)	(4,962)	(1,542)	(6,504)
Cash flows from financing activities
Net increase (decrease) in short-term debt	(221)	—	(221)	169	—	169
Proceeds from issuance of debt (original maturities greater than three months)	330	7,600	7,930	381	6,668	7,049
Payments on debt (original maturities greater than three months)	(208)	(5,059)	(5,267)	(1,376)	(5,688)	(7,064)
Payments to acquire noncontrolling interest	—	—	—	(100)	—	(100)
Dividends paid	(679)	—	(679)	(649)	—	(649)
Other financing activities	4	(44)	(40)	(15)	(46)	(61)
Net cash provided by (used in) financing activities	(774)	2,497	1,723	(1,590)	934	(656)
Effect of exchange rate changes on cash and cash equivalents	(19)	2	(17)	(212)	(4)	(216)
Net transactions with Automotive/GM Financial	(216)	216	—	(194)	194	—
Net increase (decrease) in cash and cash equivalents	6,015	1,234	7,249	(764)	112	(652)
Cash and cash equivalents at beginning of period	15,499	572	16,071	21,061	195	21,256
Cash and cash equivalents at end of period	$21,514	$1,806	$23,320	$20,297	$307	$20,604

Automotive

Available Liquidity

Available liquidity includes cash, cash equivalents and current marketable securities balances. At September 30, 2012 our available liquidity was $31.6 billion, excluding funds available under credit facilities of $5.9 billion, which excludes our investment in security interests in the mandatorily redeemable preferred shares issued by GM Korea. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Our cash equivalents and marketable securities balances include investments in U.S. government and agency obligations, foreign government securities, time deposits, certificates of deposits and corporate debt securities, and are primarily denominated in U.S. Dollars. Our investment guidelines, which we may change from time to time, prescribe certain minimum credit rating thresholds and limit our exposures to any particular sector, asset class, issuance or security type. Substantially all of our current investments in debt securities are with A/A2 or better rated issuers. We maintain cash balances and investments in certain foreign currencies, such as the CAD, to fund future payments on foreign currency denominated obligations thereby reducing a portion of the related foreign currency exposure. We actively monitor and manage our liquidity exposure to Europe which is related primarily to short-term bank deposits and short-term debt securities of high-quality European issuers. A portion of our total liquidity includes amounts

GENERAL MOTORS COMPANY AND SUBSIDIARIES

deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods including intercompany loans to utilize these funds across our global operations as needed. The following table summarizes our liquidity (dollars in millions):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$21,514	$15,499
Marketable securities	10,080	16,148
Available liquidity	31,594	31,647
Available under credit facilities	5,919	5,867
Total available liquidity	$37,513	$37,514

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

	Total Credit Facilities		Amounts Available Under Credit Facilities
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Committed	$5,472	$5,338	$5,381	$5,308
Uncommitted	578	629	538	559
Total	$6,050	$5,967	$5,919	$5,867

	Total Credit Facilities		Amounts Available Under Credit Facilities
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Secured revolving credit facility	$5,000	$5,000	$5,000	$5,000
Other(a)	1,050	967	919	867
Total	$6,050	$5,967	$5,919	$5,867
__________

(a)	Consists of credit facilities available at our foreign subsidiaries that are not individually significant.

Our largest credit facility is our five year, $5.0 billion secured revolving credit facility which includes a letter of credit sub-facility of up to $500 million. Additionally, we can use collateral under the revolving credit facility to support other obligations of up to $2.0 billion. In August 2012 we entered into a global letter of credit facility secured by collateral under the revolving credit facility of $0.3 billion. The use of this collateral under this agreement allowed for the release of cash collateral pledged under certain letter of credit agreements. We entered into the secured revolving credit facility agreement in October 2010. While we do not believe that we will draw on our current secured revolving credit facility to fund operating activities, the facility provides additional liquidity and financing flexibility. Availability under the secured revolving credit facility is subject to borrowing base restrictions. Our obligations under the secured revolving credit facility are guaranteed by certain of our domestic subsidiaries and secured by a substantial portion of our domestic assets excluding cash, cash equivalents, marketable securities and GM Financial. If we receive an investment grade corporate rating from two or more of the credit rating agencies: Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P), we may no longer have to post collateral under the terms of the facility.

Uncommitted credit facilities include lines of credit which are available to us but under which the lenders have no legal obligation to provide funding upon our request. We and our subsidiaries use credit facilities to fund working capital needs, product programs, facilities development and other general corporate purposes.

Cash Flow

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Operating Activities

In the nine months ended September 30, 2012 net cash provided by operating activities increased by $3.0 billion due primarily to: (1) favorable changes in working capital of $1.0 billion including the termination of advance wholesale agreements in GMNA which adversely impacted working capital in 2011; (2) increase in accrued liabilities related to customer and dealer sales allowances in GMNA of $0.6 billion; (3) favorable changes in daily rental fleet activities of $0.6 billion; and (4) other items of $0.8 billion including increased dividends received from our China JVs of $0.3 billion, non-cash goodwill impairment charges of $0.3 billion and a reduction in OPEB payments of $0.1 billion.

Investing Activities

In the nine months ended September 30, 2012 net cash used by investing activities decreased by $2.8 billion due primarily to: (1) proceeds in excess of new investments in marketable securities of $11.7 billion; partially offset by (2) proceeds received from the sale of our investments in New Delphi and Ally Financial preferred stock of $4.8 billion in 2011; (3) a short-term loan of $2.0 billion made to our U.S. salaried pension plan in 2012; and (4) increased capital expenditures of $1.9 billion as we continue to reinvest in our business.

Financing Activities

In the nine months ended September 30, 2012 net cash used in financing activities decreased $0.8 billion due primarily to: (1) additional payments on debt obligations of $1.2 billion in 2011 which included prepayments to retire debt facilities in GMNA and GMSA; partially offset by (2) net decreases in short-term debt facilities of $0.4 billion.

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

	Nine Months Ended
	September 30, 2012	September 30, 2011
Operating cash flow	$9,145	$6,194
Less: capital expenditures	(5,993)	(4,065)
Free cash flow	$3,152	$2,129

Other Liquidity Issues

Status of Credit Ratings

We have been assigned initial ratings by four independent credit rating agencies: DBRS Limited, Fitch, Moody's and S&P.

Moody's, Fitch and S&P currently rate our corporate credit at non-investment grade while DBRS Limited rates our corporate credit as investment grade. The following table summarizes our credit ratings at October 26, 2012:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Rating Agency	Corporate	Secured Revolving Credit Facility	Senior Unsecured	Outlook
DBRS Limited	BBB (low)	BBB (low)	N/A	Stable
Fitch	BB+	BBB-	N/A	Stable
Moody's	Ba1	Baa2	N/A	Positive
S&P	BB+	BBB	N/A	Stable

Rating actions taken by each of the credit rating agencies from January 1, 2012 through October 26, 2012 were as follows:

DBRS Limited: September 2012 - Upgraded corporate rating to BBB (low) from BB (high).

Fitch: August 2012 - Upgraded corporate rating to BB+ from BB and changed their outlook to stable from positive.

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

GM Financial used cash of $4.3 billion and $3.8 billion for the purchase of consumer finance receivables and $0.8 billion and $0.6 billion for the purchase of leased vehicles in the nine months ended September 30, 2012 and 2011. GM Financial used cash of $0.6 billion for the origination of commercial finance receivables in the nine months ended September 30, 2012. These purchases were funded initially utilizing cash and borrowings under credit facilities and subsequently funded in securitization transactions. GM Financial received cash of $3.3 billion and $2.8 billion from collections and recoveries on finance receivables in the nine months ended September 30, 2012 and 2011.

Available Liquidity

The following table summarizes GM Financial's available liquidity (dollars in millions):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$1,806	$572
Borrowing capacity on unpledged eligible receivables	424	387
Borrowing capacity on unpledged eligible leased assets	592	294
Available liquidity	$2,822	$1,253

The increase in liquidity is due primarily to the issuance of senior notes of $1.0 billion.

Senior notes

In August 2012 GM Financial issued 4.75% senior notes of $1.0 billion which are due in August 2017, with interest payable semiannually. GM Financial intends to use the net proceeds from this offering for general corporate purposes including, but not limited to, acquisitions. The notes are guaranteed by GM Financial's principal operating subsidiary.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In connection with the issuance of these senior notes, GM Financial entered into a registration rights agreement that requires GM Financial to file a registration statement with the SEC for an exchange offer with respect to the 4.75% senior notes and the subsidiary guaranty. If the registration statement has not been declared effective by the SEC within 365 days from the original issuance of the senior notes or ceases to remain effective, GM Financial will be required to pay the 4.75% senior note holders a maximum amount of $0.50 per week of additional interest per $1,000 of principal during the time the registration statement is not effective for a period of up to one year.

Credit Facilities

In the normal course of business, in addition to using available cash, GM Financial pledges receivables to and borrows under credit facilities to fund operations and repays these borrowings as appropriate under GM Financial's cash management strategy.

The following table summarizes those credit facilities (dollars in millions):

	September 30, 2012		December 31, 2011
	Facility Amount	Advances Outstanding	Facility Amount	Advances Outstanding
Syndicated warehouse facility(a)	$2,500	$—	$2,000	$621
U.S. lease warehouse facility(b)	$600	—	$600	—
Canada lease warehouse facility(c)	$813	375	$589	181
Medium-term note facility(d)		182		294
Bank funding facility		—		3
Total		$557		$1,099
__________

(a)	In May 2012 GM Financial increased the syndicated warehouse facility amount from $2.0 billion to $2.5 billion and extended the maturity date to May 2013.

(b)	In January 2012 GM Financial extended the maturity date of the U.S. lease warehouse facility to January 2013. Borrowings on the facility are collateralized by leased assets.

(c)
In July 2012 GM Financial increased the Canada lease warehouse facility from CAD $600 million to CAD $800 million and extended the maturity date to July 2013. Borrowings in the facility are collateralized by leased assets. The facility amount represents CAD $800 million and CAD $600 million at September 30, 2012 and December 31, 2011, and the advances outstanding amount represents CAD $368 million and CAD $185 million at September 30, 2012 and December 31, 2011.

(d)	In October 2012 this facility was paid in full and subsequently terminated.

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

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers' commitments, certain product-related claims and commercial loans made by Ally Financial and outstanding with certain third parties excluding vehicle repurchase obligations, residual support and risk sharing related to Ally Financial. The maximum potential obligation under these commitments was $1.4 billion and $1.1 billion at September 30, 2012 and December 31, 2011.

Our current agreement with Ally Financial requires the repurchase of Ally Financial financed inventory invoiced to dealers with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer's sales and service agreement. The repurchase obligation ended in August 2011 for vehicles invoiced through August 2010, ended in August 2012 for vehicles invoiced through August 2011 and ends in August 2013 for vehicles invoiced through August 2012.

The maximum potential amount of future payments required to be made to Ally Financial under this guarantee would be based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock and is estimated to be $20.8 billion

GENERAL MOTORS COMPANY AND SUBSIDIARIES

and $19.8 billion at September 30, 2012 and December 31, 2011. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer or at auction. The fair value of the guarantee was $16 million and $17 million at September 30, 2012 and December 31, 2011 which considers the likelihood of dealers terminating and estimating the loss exposure for the ultimate disposition of vehicles.

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

As part of our overall balance sheet derisking strategy on June 1, 2012 we announced certain actions related to our U.S. salaried pension plan which we expect to complete in 2012. These actions include the offer of lump-sum payments to retirees and the purchase of annuities for the vast majority of the remaining salaried retiree obligation. To consummate the actions announced we expect that the additional funding for the existing salaried pension plan will be approximately $2.6 billion including the following loans and contribution already made to the plan. In August we loaned the plan $2.0 billion. In October 2012 we loaned an additional $0.2 billion to the plan and contributed $0.7 billion to the plan. Amounts loaned to the plan in excess of funding requirements will be repaid to us.

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

The following table summarizes dividends paid on our Series A and B Preferred Stock (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Series A Preferred Stock(a)	$155	$155	$466	$466
Series B Preferred Stock(b)	60	59	178	183
Total Preferred Stock dividends paid	$215	$214	$644	$649
__________

(a)	Cumulative unpaid dividends on our Series A Preferred Stock were $26 million at September 30, 2011.

(b)	Cumulative unpaid dividends on our Series B Preferred Stock were $20 million at September 30, 2012 and 2011.

Employees

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At September 30, 2012 we employed 213,000 employees of whom 144,000 (68%) were hourly employees and 69,000 (32%) were salaried employees. The following table summarizes worldwide employment (in thousands):

	September 30, 2012	December 31, 2011
GMNA	101	98
GME	38	39
GMIO (a)	39	34
GMSA	31	33
GM Financial	4	3
Total worldwide	213	207

U.S. - Salaried	30	29
U.S. - Hourly	50	48
_________

(a)	Increase in GMIO includes an increase of 4,000 employees due to the acquisition of HKJV. Refer to Note 3 to our condensed consolidated financial statements for detail regarding the acquisition.

Critical Accounting Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2011 Form 10-K, with updates to our critical accounting estimates related to events occurring subsequent to the filing of our 2011 Form 10-K discussed below.

Impairment of Goodwill

We adopted the provisions of Accounting Standards Update 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," on January 1, 2011 and performed Step 2 of the goodwill impairment testing for our GME reporting unit which had a negative carrying amount resulting in the recognition of a cumulative-effect adjustment to Retained earnings of $1.5 billion. In addition, in the three months ended March 31, 2012 and 2011 we performed event-driven goodwill impairment tests at our GME reporting unit which resulted in Goodwill impairment charges of $590 million and $395 million. At March 31, 2012 GME's Goodwill balance was $0. In the three months ended March 31 and September 30, 2012 we also performed event-driven goodwill impairment tests at our GM Korea reporting unit which resulted in Goodwill impairment charges of $27 million and $78 million in the three months ended March 31 and September 30, 2012. Refer to Note 9 to our condensed consolidated financial statements for additional information on these Goodwill impairment charges, including assumptions utilized in determining the fair values of GME and GM Korea and the amounts of these reporting units' implied goodwill.

Future goodwill impairments that may be material could be recognized should the economic uncertainty continue, our equity price decline on a sustained basis, global economies enter into another recession and industry growth stagnates, or should we reverse deferred tax asset valuation allowances in certain tax jurisdictions. Our U.S. and Canadian operations are experiencing significant profitability. If this trend continues into the fourth quarter of 2012 and if our final plans for 2013 and future longer-term forecasts show sustained profitability, it is likely that we will reverse some or all of the applicable valuation allowances recorded against our deferred tax assets in the fourth quarter of 2012, resulting in a significant increase in earnings and associated equity. If the fair value of the GMNA reporting unit does not increase significantly, this would likely result in a material goodwill impairment charge against earnings.

The key assumptions utilized in determining the fair value-to-U.S. GAAP differences giving rise to the implied goodwill for GME and GM Korea are the determination of our nonperformance risk, interest rates, estimates of our employee benefit related

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

After many years of significant North American operating losses, our U.S. and Canadian operations have experienced profitability in 2010, 2011 and through the first nine months of 2012. To the extent positive evidence trends continue and our final plans for 2013 and future longer-term forecasts show sustained profitability, our conclusion regarding the need for full valuation allowances could change leading to the reversal of a significant portion of our valuation allowances in the fourth quarter of 2012. This will result in a significant benefit to earnings. At September 30, 2012 deferred tax asset valuation allowances for the U.S. and Canada were $35.6 billion and $3.2 billion.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Forward-Looking Statements

In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K, include among others the following:

•	Our ability to realize production efficiencies and to achieve reductions in costs as a result of our restructuring initiatives and labor modifications;

•	Our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

•	Our ability to maintain adequate liquidity and financing sources and an appropriate level of debt, including as required to fund our planned significant investment in new technology;

•	Our ability to realize successful vehicle applications of new technology;

•	Shortages of and increases or volatility in the price of oil, including as a result of political instability in the Middle East and African nations;

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

•
The continued availability of both wholesale and retail financing from Ally Financial and its affiliates and other finance companies in markets in which we operate to support our ability to sell vehicles, which is dependent on those entities' ability to obtain funding and their continued willingness to provide financing;

•	Our continued ability to develop captive financing capability, including through GM Financial;

•	Overall strength and stability of the automotive industry, both in the U.S. and in global markets, particularly Europe;

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

•	Significant changes in economic, political and market conditions in China, including the effect of competition from new market entrants, on our vehicle sales and market position in China;

•	Changes in the existing, or the adoption of new, laws, regulations, policies or other activities of governments, agencies

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our management, with the participation of our Chairman and CEO and Senior Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2012. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Controls

There have not been any changes in internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The discussion in the following paragraph describes material legal proceedings that arose in, and any material developments in previously disclosed material proceedings that occurred in the three months ended September 30, 2012, other than ordinary routine litigation incidental to our business. Refer to our 2011 Form 10-K as updated in our Form 10-Q for the period ended March 31, 2012 and in our Form 10-Q for the period ended June 30, 2012 for a full description of our other material pending legal proceedings. We and the other defendants affiliated with us intend to defend all of the disclosed actions vigorously.

Saab Automobile AB Related Litigation
On August 6, 2012, Saab Automobile AB (Saab) and Spyker N.V. filed a complaint in the United States District Court for the Eastern District of Michigan alleging that GM tortiously interfered with their efforts to secure an investment in Saab from Zheijian Youngman Lotus Automobile Co., Ltd and its affiliates by making public statements in December of 2011 to the effect that we did not favor the proposed transaction. The complaint alleges that absent the challenged statements, Saab would have successfully avoided liquidation and seeks damages of not less than $3.0 billion representing the projected value of Saab through 2016 plus pre- and post-judgment interest, special, punitive and other allowable damages and plaintiffs' reasonable attorneys' fees and costs.
*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2011 Form 10-K.
*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS*	XBRL Instance Document	Furnished with this Report
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report
__________

*	Submitted electronically with this Report.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ NICK S. CYPRUS
Nick S. Cyprus, Vice President, Controller and Chief Accounting Officer
Date:	October 31, 2012