Form 10-Q/A
period 2012-06-30
General Motors Co
filed 2012-11-16
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for General Motors Company for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 3, 2012 (the "Form 10-Q") is to file a revised redacted version of Exhibit 10.1 included in Item 6 of the Form 10-Q in connection with the Confidential Treatment Request filed with that exhibit. Confidential treatment has been requested from the Securities and Exchange Commission for certain portions of Exhibit 10.1. This Amendment No. 1 only affects Item 6 of the Form 10-Q and does not otherwise change or update the disclosures or financial information set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Exhibit Name
10.1
Definitive Transaction Framework Agreement, dated as of May 30, 2012, by and among General Motors LLC, Prudential Insurance Company of America, Prudential Financial, Inc. and State Street Bank and Trust Company, as Independent Fiduciary of the GM Retirement Program for Salaried Employees**
Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
101.INS	XBRL Instance Document	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
101.SCH	XBRL Taxonomy Extension Schema Document	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
__________

**	Confidential treatment has been requested for portions of this agreement.

* * * * * * *

EXHIBIT INDEX

Exhibit Number	Exhibit Name
10.1
Definitive Transaction Framework Agreement, dated as of May 30, 2012, by and among General Motors LLC, Prudential Insurance Company of America, Prudential Financial, Inc. and State Street Bank and Trust Company, as Independent Fiduciary of the GM Retirement Program for Salaried Employees**
Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
101.INS	XBRL Instance Document	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
101.SCH	XBRL Taxonomy Extension Schema Document	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Previously Filed on August 3, 2012 as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
__________

**	Confidential treatment has been requested for portions of this agreement.

* * * * * * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ NICK S. CYPRUS
Nick S. Cyprus, Vice President, Controller and Chief Accounting Officer
Date:	November 15, 2012