Form 10-K
period 2012-12-31
General Motors Co
filed 2013-02-15
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Do not check if smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $30.9 billion on June 30, 2012.
As of February 8, 2013 the number of shares outstanding of common stock was 1,366,443,296 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement related to the Annual Stockholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
General Motors Company was formed in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company, which on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation through a Section 363 sale under Chapter 11 of the U.S. Bankruptcy Code (363 Sale) and changed its name to General Motors Company, is sometimes referred to in this Annual Report on Form 10-K (2012 Form 10-K) for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM." General Motors Corporation is sometimes referred to in this 2012 Form 10-K, for the periods on or before July 9, 2009, as “Old GM," as it is the predecessor entity solely for accounting and financial reporting purposes. On July 10, 2009 in connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Company, which is sometimes referred to in this 2012 Form 10-K for the periods after July 10, 2009 as “MLC.” On December 15, 2011 MLC was dissolved and the Motors Liquidation Company GUC Trust (GUC Trust) assumed responsibility for the affairs of and certain claims against MLC and its debtor subsidiaries that were not concluded prior to MLC's dissolution. MLC transferred to the GUC Trust all of MLC's remaining undistributed shares of our common stock and warrants to acquire our common stock.

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

Our total worldwide vehicle sales were 9.3 million, 9.0 million and 8.4 million in the years ended December 31, 2012, 2011 and 2010.

In the year ended December 31, 2010 we completed the sale of Saab Automobile AB and of Saab Automobile GB (collectively Saab) and completed the wind down of our Pontiac, Saturn and HUMMER brands.

GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the following brands:

• Buick	• Cadillac	• Chevrolet	• GMC
The demands of customers outside North America are primarily met with vehicles developed, manufactured and/or marketed under the following brands:

• Buick	• Chevrolet	• Holden	• Vauxhall
• Cadillac	• GMC	• Opel

At December 31, 2012 we had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, including GM Korea Company (GM Korea); Shanghai General Motors Co., Ltd. (SGM); SAIC General Motors Sales Co., Ltd. (SGMS); SAIC-GM-Wuling Automobile Co., Ltd. (SGMW); FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM); and SAIC GM Investment Limited, the holding company of General Motors India Private Limited and Chevrolet Sales India Private Limited (collectively HKJV). These companies design, manufacture and market vehicles under the following brands:

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Competitive Position

Information in this 2012 Form 10-K relating to our relative position in the global automotive industry is based upon the good faith estimates of management and includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Market share information in this 2012 Form 10-K is based on vehicle sales volume. Worldwide market share and vehicle sales data excludes the markets of Iran, North Korea, Sudan and Syria.

The global automotive industry is highly competitive. The principal factors that determine consumer vehicle preferences in the markets in which we operate include price, quality, available options, style, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

In the year ended December 31, 2012 our worldwide market share was 11.5%. Our vehicle sales volumes in the year ended December 31, 2012 reflect an intensified competitive environment in the U.S., including aggressive competitor pricing and media spending, as well as key competitor new product launches.

In the year ended December 31, 2011 our worldwide market share was 11.9%. Our vehicle sales volumes in the year ended December 31, 2011 reflect the moderate improvement in certain facets of the U.S. economy which contributed to a slow but steady improvement in U.S. industry vehicle sales, as well as increased volumes in Russia and China.

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

The following table summarizes total production volume (vehicles in thousands):

	Years Ended December 31,
	2012	2011	2010
GMNA
Cars	1,270	1,145	977
Trucks	1,967	1,944	1,832
Total GMNA	3,237	3,089	2,809
GMIO
Consolidated entities	1,208	1,114	1,016
Joint ventures
SGMW	1,498	1,284	1,256
SGM	1,329	1,208	1,037
FAW-GM	54	51	86
Other	357	384	350
Total GMIO	4,446	4,041	3,745
GME	927	1,189	1,234
GMSA	879	948	926
Worldwide	9,489	9,267	8,714

U.S. Market Share

The following table summarizes the respective U.S. market shares in passenger cars, trucks and crossovers:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,
	2012	2011	2010
GM	17.5%	19.2%	18.8%
Ford	15.2%	16.5%	16.7%
Toyota	14.1%	12.6%	15.0%
Fiat/Chrysler	11.2%	10.5%	9.2%
Honda	9.6%	8.8%	10.4%
Hyundai	8.5%	8.7%	7.6%
Nissan	7.7%	8.0%	7.7%

Vehicle Sales
The following tables summarize total industry sales of new motor vehicles of domestic and foreign makes and the related competitive position (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Vehicle Sales(a)(b)(c) Years Ended December 31,
	2012			2011			2010(d)
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
GMNA
United States	14,792	2,596	17.5%	13,048	2,504	19.2%	11,778	2,215	18.8%
Canada	1,717	227	13.2%	1,620	243	15.0%	1,583	247	15.6%
Mexico	1,025	186	18.2%	937	169	18.0%	848	156	18.3%
Other	306	10	3.1%	277	10	3.6%	254	8	3.3%
Total GMNA	17,840	3,019	16.9%	15,882	2,925	18.4%	14,463	2,626	18.2%
GME
United Kingdom	2,335	272	11.7%	2,249	281	12.5%	2,294	290	12.7%
Germany	3,394	254	7.5%	3,508	299	8.5%	3,198	269	8.4%
Italy	1,524	114	7.5%	1,935	154	8.0%	2,162	170	7.9%
Russia	2,996	288	9.6%	2,725	243	8.9%	1,970	159	8.1%
Uzbekistan	128	123	96.1%	123	118	95.6%	150	145	96.3%
France	2,331	104	4.4%	2,687	125	4.7%	2,708	124	4.6%
Spain	791	68	8.6%	931	80	8.6%	1,114	100	8.9%
Other	5,473	384	7.0%	5,937	451	7.6%	5,562	419	7.5%
Total GME	18,973	1,607	8.5%	20,095	1,751	8.7%	19,160	1,676	8.7%
GMIO
China(e)	19,460	2,836	14.6%	18,696	2,547	13.6%	18,289	2,352	12.9%
Australia	1,112	115	10.4%	1,008	126	12.5%	1,036	133	12.8%
South Korea	1,542	146	9.5%	1,579	141	9.0%	1,556	127	8.1%
Middle East Operations	1,310	138	10.5%	1,114	138	12.4%	1,086	120	11.1%
India(e)	3,569	92	2.6%	3,278	111	3.4%	3,023	110	3.7%
Egypt	198	54	27.4%	176	46	26.4%	249	68	27.2%
Other	10,933	234	2.1%	8,640	171	2.0%	9,185	148	1.6%
Total GMIO	38,124	3,616	9.5%	34,492	3,281	9.5%	34,423	3,057	8.9%
GMSA
Brazil	3,802	643	16.9%	3,633	632	17.4%	3,515	658	18.7%
Argentina	845	134	15.8%	861	136	15.8%	665	109	16.3%
Colombia	315	86	27.3%	325	106	32.6%	254	85	33.6%
Venezuela	131	44	33.5%	121	44	36.5%	125	51	40.7%
Other	716	140	19.5%	739	148	20.0%	601	122	20.3%
Total GMSA	5,809	1,047	18.0%	5,678	1,066	18.8%	5,160	1,025	19.9%
Total Worldwide	80,746	9,288	11.5%	76,148	9,024	11.9%	73,206	8,384	11.5%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Vehicle Sales(a)(b)(c) Years Ended December 31,
	2012			2011			2010(d)
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
United States
Cars
Midsize	3,076	467	15.2%	2,621	496	18.9%	2,464	472	19.2%
Small	2,836	396	14.0%	2,271	285	12.5%	2,032	171	8.4%
Luxury	933	70	7.5%	859	70	8.1%	845	69	8.2%
Sport	361	99	27.3%	309	101	32.8%	278	94	34.0%
Total cars	7,207	1,031	14.3%	6,060	952	15.7%	5,619	807	14.4%
Trucks
Utilities	907	191	21.1%	893	215	24.1%	806	204	25.3%
Pick-ups	1,940	645	33.3%	1,817	625	34.4%	1,630	553	33.9%
Vans	798	97	12.2%	702	89	12.7%	651	74	11.3%
Medium Duty	299	—	—%	269	—	—%	189	4	1.9%
Total trucks	3,944	933	23.7%	3,681	929	25.2%	3,277	835	25.5%
Crossovers	3,642	631	17.3%	3,306	622	18.8%	2,882	573	19.9%
Total United States	14,792	2,596	17.5%	13,048	2,504	19.2%	11,778	2,215	18.8%
Canada, Mexico and Other	3,048	423	13.9%	2,834	421	14.9%	2,685	411	15.3%
Total GMNA	17,840	3,019	16.9%	15,882	2,925	18.4%	14,463	2,626	18.2%
__________

(a)
GMNA vehicle sales primarily represent sales to the end customer. GME, GMIO and GMSA vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale or forecast volumes, are used to estimate vehicle sales.

(b)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(c)	Vehicle sales data may include rounding differences.

(d)	Includes HUMMER, Saab, Saturn and Pontiac vehicle sales data.

(e)	Includes the vehicle sales for following joint ventures.

	Years Ended December 31,
	2012	2011	2010
Joint venture sales in China
SGM	—	1,200	1,033
SGMS	1,331	—	—
SGMW and FAW-GM	1,501	1,342	1,315
Joint venture sales in India
HKJV	64	111	101
Joint venture vehicle sales for HKJV are included through August 31, 2012. Refer to Notes 4 and 10 to our consolidated financial statements for further detail on the acquisition of HKJV.

Fleet Sales and Deliveries

The sales and market share data provided previously includes both retail and fleet vehicle sales. Certain fleet transactions, particularly daily rental, are generally less profitable than retail sales. In the accompanying tables fleet sales are presented as vehicle sales. A significant portion of the sales to daily rental car companies are recorded as operating leases under U.S. GAAP with no recognition of revenue at the date of initial delivery due to guaranteed repurchase obligations.

The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales. Fleet sales data may

GENERAL MOTORS COMPANY AND SUBSIDIARIES

include rounding differences (vehicles in thousands):

	Years Ended December 31,
	2012	2011	2010
GMNA	775	740	715
GME	500	564	534
GMIO	408	378	330
GMSA	190	246	217
Total fleet sales	1,873	1,927	1,796
Fleet sales as a percentage of total vehicle sales	20.2%	21.4%	21.4%

The following table summarizes U.S. fleet sales and those sales as a percentage of total U.S. vehicle sales (vehicles in thousands):

	Years Ended December 31,
	2012	2011	2010
Daily rental sales	431	417	429
Other fleet sales	242	222	195
Total fleet sales	673	639	624
Fleet sales as a percentage of total vehicle sales
Cars	30.6%	31.3%	36.9%
Trucks	25.3%	24.2%	23.4%
Crossovers	19.2%	18.8%	22.9%
Total vehicles	25.9%	25.5%	28.2%

Product Pricing

Several methods are used to promote our products, including the use of dealer, retail and fleet incentives such as customer rebates and finance rate support. The level of incentives is dependent in large part upon the level of competition in the markets in which we operate and the level of demand for our products. In 2013 we will continue to price vehicles competitively, including offering strategic and tactical incentives as required. We believe this strategy, coupled with sound inventory management, will continue to strengthen the reputation of our brands and result in competitive prices.

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

The following table summarizes the number of authorized dealerships:

	December 31, 2012	December 31, 2011	December 31, 2010
GMNA	5,015	5,068	5,167
GME	7,574	7,745	7,859
GMIO	6,915	6,901	6,053
GMSA	1,250	1,162	1,136
Total worldwide	20,754	20,876	20,215

We enter into a contract with each authorized dealer agreeing to sell to the dealer one or more specified product lines at wholesale

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following table summarizes research and development expense (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Research and development expense	$7,368	$8,124	$6,962

Our top priority for research is to continue to develop and advance our alternative propulsion strategy because energy diversity and environmental leadership are critical elements of our overall business strategy. Our objective is to be the recognized industry leader in fuel efficiency through the development of a wide variety of technologies to reduce petroleum consumption.

Fuel Efficiency

We are fully committed to meeting the requirements of the Energy Independence and Security Act of 2007 and compliance with other regulatory schemes. We plan to achieve compliance through a combination of strategies including: (1) extensive technology improvements to conventional powertrains; (2) increased use of smaller displacement engines and improved and advanced automatic transmissions; (3) vehicle improvements including increased use of lighter, front-wheel drive architectures; (4) increased hybrid and electric vehicle offerings; and (5) portfolio changes including increasing car/crossover mix and dropping select larger vehicles in favor of smaller, more fuel efficient offerings.

Alternative Fuel Vehicles

Alternative fuels offer the greatest near-term potential to reduce liquid petroleum consumption in the transportation sector. Leveraging experience and capability developed around these technologies in our global operations we continue to develop FlexFuel vehicles that can run on gasoline-ethanol blend fuels as well as vehicles that run on compressed natural gas (CNG) and liquefied petroleum gas (LPG).

We currently offer 21 FlexFuel vehicles in the U.S. for the 2013 model year plus an additional four models to fleet and commercial customers capable of operating on gasoline, E85 ethanol or any combination of the two. We continue to study the future role FlexFuel vehicles may play in the U.S. in light of recent regulatory developments and the rate of development of the refueling infrastructure. In 2012 95% of vehicle sales in Brazil were FlexFuel vehicles capable of running on 100% ethanol blends. We also market FlexFuel vehicles in Australia, Thailand and other global markets where biofuels have emerged in the marketplace.

We support the development of biodiesel blend fuels, which are clean-burning alternative diesel fuels produced from renewable sources, and we provide biodiesel capabilities in other markets reflecting the availability of biodiesel blend fuels.

We produce CNG bi-fuel capable vehicles in Europe such as the Opel Zafira, and in the U.S., the Chevrolet Express and GMC Savana fullsize vans are offered to fleet and commercial customers, that are capable of switching between gasoline or diesel and CNG. In November 2012 we began production of the CNG bi-fuel Chevrolet Silverado and GMC Sierra 2500 HD pickup trucks

GENERAL MOTORS COMPANY AND SUBSIDIARIES

that are available to both commercial and retail customers. We offer LPG capable vehicles in select markets in Europe, Asia Pacific, South America and North America reflecting the infrastructure, regulatory focus and natural resource availability of the markets in which they are sold.

Hybrid, Plug-In, Extended Range and Battery Electric Vehicles

We are investing significantly in multiple technologies offering increasing levels of vehicle electrification including eAssist, plug-in hybrid, extended range and battery electric vehicles. We currently offer 12 hybrid models and continue to develop plug-in hybrid electric vehicle technology (PHEV) and extended range electric vehicles such as the Chevrolet Volt and Opel Ampera. In 2013 we plan to produce the Chevrolet Spark pure electric vehicle and plan to invest heavily to support the expansion of our electric vehicle offerings and in-house development and manufacturing capabilities of advanced batteries, electric motors and power control systems.

Hydrogen Fuel Cell Technology

As part of our long-term strategy to reduce petroleum consumption and greenhouse gas emissions we are committed to continuing development of our hydrogen fuel cell technology. Our Chevrolet Equinox fuel cell electric vehicle demonstration programs, such as Project Driveway, have accumulated more than 2.5 million miles of real-world driving by consumers, celebrities, business partners and government agencies. These programs are helping us identify consumer and infrastructure needs to understand the business case for potential production of this technology.

OnStar

OnStar, LLC (OnStar) is a wholly-owned subsidiary of GM serving more than 6.3 million subscribers in the U.S. and Canada and, through a joint venture, China. OnStar is a provider of connected safety, security and mobility solutions and advanced information technology and is available on the majority of our 2013 model year vehicles. OnStar's key services include automatic crash response, stolen vehicle assistance, remote door unlock, turn-by-turn navigation, vehicle diagnostics and hands-free calling.

In recent years, OnStar has developed a system based on the findings of a Center for Disease Control and Prevention expert panel which allows OnStar advisors to alert first responders when a vehicle crash is likely to have caused serious injury to the occupants. OnStar also launched a mobile application leveraging OnStar's unique connection to the vehicle to provide OnStar subscribers with up-to-date vehicle information such as oil level, tire pressure and fuel level as well as providing remote start, remote door unlock and navigation services from a mobile phone.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

lead and platinum group metals. We have not experienced any significant shortages of raw materials and normally do not carry substantial inventories of such raw materials in excess of levels reasonably required to meet our production requirements.

In some instances, we purchase systems, components, parts and supplies from a single source and may be at an increased risk for supply disruptions. The inability or unwillingness of these sources to supply us with parts and supplies could have a material adverse effect on our production capacity. Purchases from our two largest suppliers have ranged from approximately 10% to 11% of our total purchases from 2010 to 2012.

Environmental and Regulatory Matters

Automotive Emissions Control

We are subject to laws and regulations that require us to control automotive emissions, including vehicle exhaust emission standards, vehicle evaporative emission standards and onboard diagnostic (OBD) system requirements. Advanced OBD systems are used to identify and diagnose problems with emission control systems. Problems detected by the OBD system may increase warranty costs and the chance for recall. Emission and OBD requirements become more challenging each year as vehicles must meet lower emission standards and new diagnostics are required and will continue to become even more stringent throughout the world.

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

Fleet-wide compliance with current EPA and CARB emission standards must be achieved based on a sales-weighted fleet average. CARB has adopted its next round of emission requirements which phase in with the 2015 model year. These requirements include more stringent exhaust emission and evaporative emission standards. The EPA is also developing similar requirements which if adopted are expected to phase in with the 2017 model year. Both the EPA and the CARB have enacted regulations to control the emissions of greenhouse gases. Since we believe these regulations are effectively a form of fuel economy requirement, they are discussed under “Automotive Fuel Economy.”

California law requires that 12% of 2013 model year cars and certain light-duty trucks sold in the state must be zero emission vehicles (ZEV) such as electric vehicles or hydrogen fuel cell vehicles. The requirement is based on a complex system of credits that vary in magnitude by vehicle type and model year. Manufacturers have the option of meeting a portion of this requirement with partial ZEV credit for vehicles that meet very stringent exhaust and evaporative emission standards and have extended emission system warranties. Additional portions of the ZEV requirement can be met with vehicles that meet these partial ZEV requirements and incorporate advanced technology such as hybrid and plug-in hybrid electric propulsion systems meeting specified criteria. We are complying with the ZEV requirements using a variety of means including producing vehicles certified to the partial ZEV requirements. CARB has adopted 2018 model year and later requirements for increasing volumes of ZEVs to achieve greenhouse gas as well as criteria pollutant emission reductions to help achieve the state's long-term greenhouse gas reduction goals. A portion of this requirement may be met with PHEVs that meet specified criteria including an extended emission system warranty.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Europe

Emissions are regulated by two different entities: the European Commission (EC) and the United Nations Economic Commission for Europe (UNECE). The EC imposes harmonized emission control requirements on vehicles sold in all 27 European Union (EU) Member States and other countries apply regulations under the framework of the UNECE. EU Member States can give tax incentives to automobile manufacturers for vehicles which meet emission standards earlier than the compliance date. We must demonstrate that vehicles will meet emission requirements in witness tests and type approval from an approval authority before we can sell vehicles in the EU Member States. Type approval requires the manufacturer to provide a representative vehicle to the evaluating agency who then determines if the particular type of vehicle is fully compliant with the applicable regulations. The regulatory requirements include random testing of newly assembled vehicles and a manufacturer in-use surveillance program. EU and UNECE requirements are equivalent in terms of stringency and implementation.

A new level of exhaust emission standards for cars and light-duty trucks, Euro 5, was effective in 2011. Future European emission standards focus particularly on further reducing emissions from diesel vehicles. The new Euro 6 emission levels will become effective in 2014. The new requirements will require additional technologies and further increase the cost of diesel engines, which currently cost more than gasoline engines. To comply with Euro 6 standards we expect that we will need to implement technologies identical to those being developed to meet U.S. emission standards. These technologies will put additional cost pressures on the already challenging European market for small- and mid-size diesel vehicles. Gasoline engines are also affected by the new requirements. The measures for gasoline vehicles that require technology to reduce exhaust pollutant emissions will have adverse effects on vehicle fuel economy which drives additional technology cost to maintain fuel economy.

The adoption of additional requirements of Euro 6 has been extended by the EC to 2017. In the long-term, notwithstanding the already low vehicle emissions in Europe, the EC will continue devising regulatory requirements on the emission test cycle, real driving emission, low temperature testing, fuel evaporation and OBD.

International Operations

China has implemented Euro 4 standards with European OBD requirements nationwide for newly registered vehicles. Beijing is expected to require many elements of Euro 5 standards for newly registered vehicles beginning in 2013 with additional elements of Euro 5 standards to be enforced beginning in 2014. Nationwide implementation of Euro 5 is expected between 2015 and 2017. For diesel-powered vehicles China has implemented Euro 4 standards for new type approvals of both light-duty diesel vehicles and all new registrations of heavy-duty diesel vehicles. Enforcement of Euro 4 standards for new diesel light-duty registrations has been delayed until 2013.

South Korea has implemented the Euro 5 emission standards with European OBD requirements for diesel-powered vehicles, and the CARB standards for gasoline/LPG-powered vehicles. Commencing in 2014 new type-approvals will require the vehicle to meet Euro 6 diesel standards. The government is also considering the introduction of amendments to the low-emission vehicle program, LEVIII of the CARB standards, for gasoline/LPG-powered vehicles, with the planned implementation in 2016.

South America

Certain countries follow the U.S. test procedures, standards and OBD requirements and others follow the EU test procedures, standards and OBD requirements with different levels of stringency. Brazil implemented national L5 low emission vehicle standards for passenger cars and light commercial vehicles in 2009. L6 standards for light diesel vehicles were implemented in 2012 and mandate OBD installation for light diesel vehicles in 2015. L6 standards for light gasoline vehicles are to be implemented in 2014 for new vehicles and 2015 for all models. Argentina implemented Euro 4 standards starting with new vehicle registrations in 2009 and the implementation of Euro 5 standards has been delayed from 2012 to 2014 for new vehicles and from 2014 to 2016 for all vehicles. Chile has enforced Euro 5 or U.S. Tier 2 Bin 5 emission standards for diesel vehicles and will implement Euro 5 or U.S. Tier 2 Bin 5 standards for gasoline vehicles in September 2014.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The future effect of environmental matters including potential liabilities is often difficult to estimate. At December 31, 2012 our accruals for environmental liabilities were $166 million which is expected to be paid out over the periods of remediation for the applicable sites. Remediation periods typically range from five to 30 years.

Site Remediation

The following table summarizes the expenditures for site-remediation actions including ongoing operations and maintenance (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Site remediation expenditures	$25	$33	$19

It is possible that such remediation actions could require average annual expenditures of $30 million over the next five years.

However, currently unidentified remediation costs and other damages for which we ultimately may be responsible cannot be determined with specificity because of uncertainties with respect to factors such as our connection to the site or to materials located at the site, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation). As a result we are unable to determine with specificity the total amount of costs or other damages for which we are potentially responsible in connection with all sites although that total could be substantial.

Facility Management

To mitigate the effects our worldwide facilities have on the environment we are committed to convert as many of our worldwide facilities as possible to landfill-free facilities. At December 31, 2012 84 (or over 50%) of our manufacturing facilities were landfill-free facilities. Additionally we have 20 non-manufacturing facilities that are landfill free. At our landfill-free facilities approximately 97% of waste materials are recycled or reused and 3% is converted to energy at waste-to-energy facilities. Including construction, demolition and remediation wastes, we estimate that we recycled or reused over 2 million metric tons of waste materials at our global manufacturing operations and estimate that we converted approximately 61,000 metric tons of waste materials to energy at waste-to-energy facilities in the year ended December 31, 2012.

We continue to make progress on our 2020 Manufacturing Commitment to reduce total waste on a kg/vehicle basis by 10%, having reduced total waste by over 1.5 kg/vehicle in 2012 from our 2010 baseline (exclusive of metals and foundry-related wastes) and more than a 30 kg/vehicle reduction including metals and foundry-related wastes.

In addition to providing environmental benefits our landfill-free program and total waste reduction commitments help to reduce the risks and financial liabilities associated with waste disposal.

We continue to implement our global energy strategy with a goal to increase our green power purchases and improve our energy efficiency. Our data collection and management system is designed to monitor and measure energy use as well as calculate the related CO2 emissions including collecting and verifying energy, water and other environmental data from our facilities. Our approach to manage our greenhouse gas emissions includes a global process to collect accurate data, internal and external targets and publicly reporting progress against the established targets.

Automotive Fuel Economy

GENERAL MOTORS COMPANY AND SUBSIDIARIES

North America

Corporate Average Fuel Economy (CAFE) reporting is required for three separate fleets: domestically produced cars, imported cars and light-duty trucks. Beginning with the 2011 model year both car and light-duty truck standards were established using targets for various vehicle sizes and vehicle model sales volumes. In 2012 our domestic car standard was estimated to be 32.3 mpg and our light-duty truck standard was estimated to be 23.8 mpg. We do not have an import car fleet for 2012. Our current product plan is expected to be compliant with the federal CAFE program.

In August 2012 the EPA and the National Highway Transportation Safety Administration (NHTSA) finalized a coordinated national program consisting of new requirements for the 2017 through 2025 model year light-duty vehicles that will reduce greenhouse gas emissions and improve fuel economy. This regulation represents a continuation of the national program that has been established for the 2012 through 2016 model year light-duty vehicles. This program includes EPA and NHTSA standards that will require an industry-wide target standard of 250 grams of carbon-related exhaust emissions per mile and 34.1 mpg by 2016. Our current product plan projects compliance with both federal programs through 2016.

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

Europe

Legislation was passed in 2009 to regulate vehicle CO2 emissions which began in 2012. Based on a target function of CO2 to vehicle weight, each automobile manufacturer must meet a specific sales-weighted fleet average target. This fleet average requirement began phasing in during 2012 with full compliance required by 2015. Automobile manufacturers can earn super-credits for the sales volume of vehicles having a specific CO2 value of less than 50 grams CO2 per kilometer. This is intended to encourage the early introduction of ultra-low CO2 vehicles such as the Chevrolet Volt and Opel Ampera by providing an additional incentive to reduce the CO2 fleet average. Automobile manufacturers may gain credit of up to seven grams for eco-innovations for those technologies which improve real-world fuel economy but may not show in the test cycle, such as solar panels on vehicles. There is also a 5% credit for FlexFuel vehicles if more than 30% of refueling stations in an EU Member State sell E85. Further regulatory detail is being developed. The legislation sets a target of 95 grams CO2 per kilometer for 2020 with an impact assessment required to further assess and develop this requirement. We are developing a compliance plan by adopting operational CO2 targets for each market entry in Europe.

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

In July 2012 the EU Commission released a regulatory proposal outlining the regulatory implementation of the 95g/km (passenger cars) and 147g/km (light commercial vehicles) targets effective in 2020. The individual manufacturer targets will continue to be determined based on the average vehicle mass. Other compliance flexibilities have been limited adding additional challenges to compliance with the CO2 fleet target. We are assessing the impacts of limited flexibilities on our compliance plan. We are involved in the debate as the political discussion unfolds.

Effective in November 2012 an EC regulation required low-rolling resistance tires, tire pressure monitoring systems and gear shift indicators, which we adopted in 2011. An additional EC regulation has been adopted that will require labeling of tires for

GENERAL MOTORS COMPANY AND SUBSIDIARIES

noise, fuel efficiency and rolling resistance, affecting vehicles at the point of sale as well as the sale of tires in the aftermarket.

Seventeen EU Member States have introduced fuel consumption or CO2 based vehicle taxation schemes. Tax measures are within the jurisdiction of the EU Member States. We are faced with significant challenges relative to the predictability of future tax laws and differences in the tax schemes and thresholds.

International Operations

We face new or increasingly more stringent fuel economy standards in many countries. China has established new Phase 3 fuel economy standards supplementing the current Phase 2 pass-fail system with a corporate fleet average scheme based on vehicle curb weight for the 2012 through 2015 model years. Implementation began in 2012 with full compliance required by 2015. China has continued its retail subsidies for consumers for fuel efficient vehicles, extended range and plug-in, battery electric and fuel cell vehicles. China is now working on a more aggressive Phase 4 fuel economy standard that is expected to apply to the 2016 through 2020 model years.

In Korea fuel economy/CO2 targets for 2012 through 2015 were implemented as part of the government's low carbon/green growth strategy. These targets are based on each vehicle's curb weight and in general are set at levels more stringent than fuel economy targets in the U.S. but less stringent than CO2 targets in the EU. The targets began being phased in during 2012 with full compliance by 2015 with manufacturers having the option to certify based on either fuel consumption or CO2 emissions. Each manufacturer has been given a corporate target to meet based on its overall industry fleet fuel economy/CO2 average. GM Korea's current product portfolio is expected to comply with the targets by 2015. However, in 2013 the Korean government plans to set more stringent fuel economy targets for 2016 and beyond that will likely reach the level in Japan by 2020 and the level in the EU by 2025.

In Australia the government is planning to adopt attribute-based CO2 standards beginning in 2015 with standards expected to become more stringent through 2020.

South America

In Brazil governmental bodies and the automobile manufacturers association established a national voluntary program for evaluation and labeling of light passenger and commercial vehicles equipped with internal combustion gasoline engines. This voluntary program aims to increase vehicle energy efficiency by labeling vehicles with fuel consumption measurements for urban, extra-urban and combined (equivalent to city and highway mpg measurements in the U.S.) driving conditions.

In October 2012 the Brazilian government issued a decree which will provide indirect tax incentives, beginning January 1, 2013, to eligible participant companies that meet certain energy efficiency targets. The level of potential indirect tax incentives varies based on the degree and timing to which the targets are met. To the extent targets are not met, penalties and interest will be levied and no indirect tax incentives will be available.

In Chile starting in February 2013 every new vehicle with no more than eight seats is required to be tested in order to determine its reference values to be included in the new mandatory fuel economy label. As a result of this process, the label indicates the fuel consumption values for city, highway and combined city-highway and the CO2 emission values.

Chemical Regulations

North America

Governmental agencies in both the U.S. and Canada continue to introduce new regulations and legislation related to the selection and use of safer chemical alternatives, green chemistry, life cycle assessment, and product stewardship initiatives. These initiatives will give broad regulatory authority to ban or restrict the use of certain chemical substances and potentially affect automobile manufacturers' responsibilities for vehicle life-cycle, including chemical substance selection for product development and manufacturing. These emerging regulations will potentially lead to increases in costs and supply chain complexity.

Europe

In 2007 the EU implemented its regulatory requirements, EU REACH regulation, to register, evaluate, authorize and restrict the use of chemical substances. This regulation requires chemical substances manufactured in or imported into the EU in quantities

GENERAL MOTORS COMPANY AND SUBSIDIARIES

of one metric ton or more per year to be registered with the European Chemicals Agency before 2018. During the pre-registration phase, Old GM and its suppliers registered those substances identified by this regulation. It is to be phased-in over a 10-year period. Under this regulation, “substances of very high concern” may either require authorization for further use or may be restricted in the future. This could potentially increase the cost of certain alternative substances that are used to manufacture vehicles and parts, or result in a supply chain disruption when a substance is no longer available to meet production timelines. Our research and development initiatives may be diverted to address future requirements.

We continually monitor the implementation of chemical regulations to maintain compliance and evaluate their effect on our business, suppliers, and the automotive industry.

Safety

In the U.S. if a vehicle or vehicle equipment does not comply with a safety standard or if a vehicle defect creates an unreasonable safety risk the manufacturer is required to notify owners and provide a remedy. We are required to report certain information relating to certain customer complaints, warranty claims, field reports and notices and claims involving property damage, injuries and fatalities in the U.S. and claims involving fatalities outside the U.S. We are also required to report certain information concerning safety recalls and other safety campaigns outside the U.S.

Outside the U.S. safety standards and recall regulations often have the same purpose as the U.S. standards but may differ in their requirements and test procedures. Other countries sometimes pass regulations which are more stringent than U.S. standards. Many countries require type approval while the U.S. and Canada require self-certification.

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

Outside the U.S. noise regulations have been established by authorities at the national and supranational level (e.g., EC or UNECE). We believe that our vehicles meet all applicable noise regulations in the markets where they are sold. The EC has proposed new noise regulations that would mandate a significant decrease in vehicle noise emissions. These proposals are coupled with a new test procedure to better estimate the actual in-use noise emission of vehicles. The proposals of the EC also form the basis for amendment to UNECE vehicle regulations, with the expected effect that maximum noise regulations will become more stringent in all markets outside of North America. At this point, the final noise emission levels as well as the implementation timing of the final regulations are uncertain.

While current noise emission requirements regulate maximum allowable noise levels, formal proposals are under development to regulate minimum sound levels. These proposals stem from concern that relatively quiet vehicles, specifically hybrids and electrics, may not be readily heard by pedestrians. In the United States, NHTSA has issued a Notice of Proposed Rulemaking on January 14, 2013 and is required to issue a final regulation for the minimum level of sound for hybrid and electric vehicles by January 2014. The UNECE is developing a Global Technical Regulation, sponsored by the United States, Japan, and the EU, for manufacturers to equip vehicles with pedestrian alerting devices where the vehicle fails to meet minimum sound emission levels.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

reduce greenhouse gas emissions and mitigate environmental liabilities.

Despite these advanced technology efforts, our ability to satisfy fuel economy, CO2 and other emissions requirements is contingent on various future economic, consumer, legislative and regulatory factors that we cannot control or predict with certainty. If we are not able to comply with specific new requirements, which include higher CAFE standards and state CO2 requirements such as those which require the CARB to regulate greenhouse gas emissions from vehicles, then we could be subject to sizeable civil penalties or have to restrict product offerings drastically to remain in compliance. Environmental liabilities for which we may be responsible are not reasonably estimable and could be substantial. Violations of safety or emissions standards could result in the recall of one or more of our products. In turn any of these actions could have substantial adverse effects on our operations including facility idling, reduced employment, increased costs and loss of revenue.

Pension Legislation

We are subject to a variety of U.S. federal rules and regulations including the Employee Retirement Income Security Act of 1974, as amended and the Pension Protection Act of 2006 which govern the manner in which we fund and administer our pension plans. In July 2012 the U.S. government enacted the Moving Ahead for Progress in the 21st Century Act which allows plan sponsors funding relief for U.S. pension plans through the application of higher funding interest rates. As a result, under current economic conditions, we expect the new law to further delay required contributions to our U.S. pension plans. The new law does not impact our reported funded status or funding contemplated under our derisking initiatives.

Export Control

We are subject to U.S. export control laws and regulations and most countries in which we do business have applicable export controls. Our Office of Export Compliance and our global Export Compliance Officers are responsible for working with our business units to ensure compliance with these laws and regulations.

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

In November 2012 GM Financial entered into an agreement with Ally Financial to acquire Ally Financial's automotive finance and financial services operations in Europe and Latin America. Additionally in November 2012 GM Financial entered into a share transfer agreement with Ally Financial to acquire Ally Financial's equity interest in GMAC-SAIC Automotive Finance Company Limited (GMAC-SAIC) that conducts automotive finance and financial services operations in China. The purchases will allow GM Financial to support our dealers in markets comprising 80% of our global sales. The combined consideration will be approximately $4.2 billion, subject to certain possible closing adjustments. Pursuant to the transactions GM Financial's assets are expected to double to approximately $33.0 billion and its liabilities, including consolidated debt, will increase to approximately

GENERAL MOTORS COMPANY AND SUBSIDIARIES

$27.0 billion compared with $11.8 billion at December 31, 2012. The closings of the transactions are expected to occur in stages throughout 2013.

In April 2012 GM Financial commenced commercial lending activities in the U.S. centered on floor plan financing of dealer vehicle inventory and dealer loans to finance dealer sites, facilities, facility improvements and working capital. These loans are made on a secured basis. We believe the availability of financing for our dealers is important to our business. GM Financial plans to launch similar commercial lending in Canada during the first half of 2013.

In April 2011 GM Financial began originating leases for our customers in Canada via FinanciaLinx Corporation. Given the importance of leasing and the previous lack of availability of leasing offerings to our customers in the Canadian market (due to regulatory restrictions preventing banks and bank holding companies from offering leasing in Canada), we believe having a captive financing offering in Canada is strategically important to our business. In August 2012 GM Financial began offering consumer sub-prime financing in Canada.

In December 2010 GM Financial began offering a lease product in certain geographic areas through our franchised dealerships that targets consumers with prime credit bureau scores leasing new GM vehicles. During 2011 GM Financial completed the nationwide rollout of the lease product in the U.S. including separate product offerings for prime and sub-prime customers. GM Financial continues to expand its business in targeted areas that it views as strategic and to otherwise evaluate opportunities in specific segments of the automotive financing market.

Employees

At December 31, 2012 we employed 213,000 employees of whom 143,000 (67%) were hourly employees and 70,000 (33%) were salaried employees. The following table summarizes worldwide employment (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
GMNA	101	98	96
GME	37	39	40
GMIO (a)	39	34	32
GMSA	32	33	31
GM Financial	4	3	3
Total Worldwide	213	207	202

U.S. - Salaried	30	29	28
U.S. - Hourly	50	48	49
_________

(a)
Increase in GMIO employees in the year ended December 31, 2012 includes an increase of 4,000 employees due to the acquisition of HKJV. Refer to Note 4 to our consolidated financial statements for detail regarding the acquisition.

At December 31, 2012 50,000 of our U.S. employees (or 62%) were represented by unions, a majority of which were represented by the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW). Many of our employees outside the U.S. were represented by various unions. At December 31, 2012 we had 395,000 U.S. hourly and 114,000 U.S. salaried retirees, surviving spouses and deferred vested participants. Salaried retiree participant count includes participants who will receive their pension payments from a third-party insurance company as disclosed in Note 18 to our consolidated financial statements.

Executive Officers of the Registrant
The names and ages as of February 15, 2013 of our executive officers and their positions and offices with GM are as follows:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Name and (Age)	Positions and Offices
Daniel F. Akerson (64)	Chairman and Chief Executive Officer
Stephen J. Girsky (50)	GM Vice Chairman, Corporate Strategy, Business Development, Global Product Planning, and Global Purchasing and Supply Chain and Interim President, Europe
Daniel Ammann (40)	GM Senior Vice President and Chief Financial Officer
Jaime Ardila (57)	GM Vice President and President, South America
Mary T. Barra (51)	GM Senior Vice President, Global Product Development
Timothy E. Lee (62)	GM Vice President, Global Manufacturing and President, International Operations
Michael P. Millikin (64)	GM Senior Vice President and General Counsel
Mark L. Reuss (49)	GM Vice President and President, North America
Selim Bingol (52)	GM Vice President, Global Communications and Public Policy
Nicholas S. Cyprus (59)(a)	GM Vice President, Controller and Chief Accounting Officer
James A. Davlin (49)	GM Vice President, Finance and Treasurer
Robert E. Ferguson (53)	GM Vice President, Global Cadillac
Randall D. Mott (56)	GM Vice President, Information Technology and Chief Information Officer
_________

(a)	Retiring effective July 15, 2013.

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

Stephen J. Girsky was named GM Vice Chairman and Interim President, Europe in July 2012, in addition to his responsibilities as Vice Chairman of Corporate Strategy, Business Development, Global Product Planning, and Global Purchasing and Supply Chain which he assumed in February 2011. He has been Vice Chairman of Corporate Strategy and Business Development since March 2010. He has been a member of our Board of Directors since July 2009 and serves on the Finance and Public Policy Committees. He has also been Chairman of the Adam Opel AG Supervisory Board since November 2011 and a member of that board since January 2010. Prior to joining GM he served as Senior Advisor to the Office of the Chairman of the Company from December 2009 to February 2010 and President of S. J. Girsky & Company, an advisory firm, from January 2009 to March 2010. From November 2008 to June 2009 he was an advisor to the UAW. From 2006 to 2009 he served as President of Centerbridge Industrial Partners, LLC, an affiliate of the private investment firm Centerbridge Partners, L.P. He also served as lead director of Dana Holding Corporation from 2008 to 2009.

Daniel Ammann was named GM Senior Vice President and Chief Financial Officer in April 2011. He has also been a member of the Adam Opel AG Supervisory Board since November 2011. He had been GM Vice President, Finance and Treasurer from April 2010 to April 2011. Before joining GM he was Managing Director and Head of Industrial Investment Banking for Morgan Stanley since 2004.

Jaime Ardila, GM Vice President and President, South America has been employed by the Company or its predecessor since 1984. He was named Vice President and President, South America in June 2010. He had served as President and Managing Director of GM Mercosur since November 2007 with responsibility for operations in Brazil, Argentina, Uruguay, Paraguay, Chile, Bolivia and Peru.

Mary T. Barra, GM Senior Vice President, Global Product Development, has been employed by the Company or its predecessor since 1980. She was named Senior Vice President, Global Product Development in February 2011. She has also been a member

GENERAL MOTORS COMPANY AND SUBSIDIARIES

of the Adam Opel AG Supervisory Board since January 2012. She was Vice President, Global Human Resources from July 2009 to January 2011. Prior to this appointment she had been Vice President, Global Manufacturing Engineering since February 2008.

Timothy E. Lee, GM Vice President, Global Manufacturing and President, International Operations, has been employed by the Company or its predecessor since 1969. He was named Vice President, Global Manufacturing and President, International Operations in July 2012. Previously, he had been GM Vice President and President, International Operations since December 2009. He has also been a member of the Adam Opel AG Supervisory Board since November 2011. He had been Group Vice President, Global Manufacturing and Labor since October 2009. He was GM North America Vice President, Manufacturing, from January 2006 to September 2009.

Michael P. Millikin, GM Senior Vice President and General Counsel, has been employed by the Company or its predecessor since 1977. He was appointed Senior Vice President and General Counsel in February 2011. He was Vice President and General Counsel from July 2009 to January 2011 and Associate General Counsel from June 2005 to July 2009. Mr. Millikin was intermittently a member of the Adam Opel AG Supervisory Board from 1998 to November 2012.

Mark L. Reuss, GM Vice President and President, North America, has been employed by the Company or its predecessor since 1983. He was named Vice President and President, North America in December 2009. Before this appointment he served briefly as Vice President of Engineering. He managed the operations in Australia and New Zealand as the President and Managing Director of GM Holden, Ltd. from February 2008 to July 2009.

Selim Bingol was named GM Vice President, Global Communications and Public Policy in October 2012. He had been GM Vice President, Global Communications since March 2010. He also serves as Chairman of the GM Foundation. Before joining GM he was Senior Vice President, Corporate Communications at AT&T Corporation from December 2004 to August 2007.

Nicholas S. Cyprus, GM Vice President, Controller and Chief Accounting Officer, has been employed by the Company or its predecessor since 2006 and will be retiring effective July 15, 2013. He was named Vice President, Controller and Chief Accounting Officer in August 2009. He was Controller and Chief Accounting Officer from December 2006 to August 2009. Prior to joining GM he was Senior Vice President, Controller and Chief Accounting Officer for The Interpublic Group of Companies from May 2004 to March 2006.

James A. Davlin was named GM Vice President, Finance and Treasurer in October 2011. He joined GM from Deere & Company where he was Vice President of Corporate Strategy and Business Development from October 2010 to September 2011 and served as Vice President and Treasurer from January 2007 to September 2010.

Robert E. Ferguson was named GM Vice President, Global Cadillac in October 2012. He had been GM Vice President, Global Public Policy since May 2011. He joined GM in January 2010 as Vice President, Government Relations. Previously he had been a senior strategist at Public Strategies, Inc. since 2008 where he provided counsel to clients such as the International Olympic Committee. Prior to that he served as President of State Legislative and Regulatory Affairs at AT&T Corporation between 2005 and 2008.

Randall D. Mott was named GM Vice President, Information Technology and Chief Information Officer in February 2012. Prior to joining GM he was Executive Vice President and Chief Information Officer of Hewlett-Packard Company since July 2005. He had previously been Senior Vice President and Chief Information Officer for Dell, Inc., which he joined in 2000.

Nicholas Cyprus, GM Vice President, Controller and Chief Accounting Officer, will retire from the Company effective July 15, 2013. Thomas S. Timko, age 44, has been elected GM Vice President and Chief Accounting Officer and Controller effective March 18, 2013.

Mr. Cyprus was named GM Controller and Chief Accounting Officer on December 1, 2006, and on August 4, 2009, was appointed vice president, controller and chief accounting officer. Before joining GM, Cyprus held senior executive positions at The Interpublic Group of Companies and AT&T Corp., and held management positions at Hess Corp., Suburban Propane and PricewaterhouseCoopers LLP. He is a member of the board of directors for Reader's Digest and DigitalGlobe Inc.

Since March 2010, Mr. Timko has been Vice President, Corporate Controller and Chief Accounting Officer at Applied Materials, Inc., an equipment supplier to the semiconductor, liquid crystal display, and solar photovoltaic industries. He previously served as Chief Accounting Officer and Controller at Delphi Corporation, an automotive supplier, from June 2006 to March 2010.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Upon commencement of employment with the Company, Mr. Timko will receive a special one-time cash payment of $400,000, subject to forfeiture upon his voluntary termination during the first twelve months of his employment with the Company. Mr. Timko will also receive a special one-time Restricted Stock Unit grant in the amount of $1,500,000, on April 1, 2013 which will vest in two equal annual installments beginning on the first anniversary date of the grant and serve as reimbursement for forfeited equity compensation from his previous employer. Mr. Timko's annual base salary will be $485,000, and he will participate in the compensation and benefit plans available to executive officers as described in the Company's proxy statement for its 2012 Annual Meeting of Stockholders dated April 26, 2012, and as set forth as exhibits to various periodic filings by the Company. He will receive a target short-term incentive award of 80% of salary (an amount consistent with incentive opportunities provided to executives with similar levels of responsibility) under the GM Short-Term Incentive Plan and a Restricted Stock Unit grant in the amount of $625,000 on April 1, 2013 under the 2009 GM Long-Term Incentive Plan. This award will be converted to restricted stock units based on the average of the high and low stock price on the date of grant, and will vest and be settled in three equal annual installments beginning on the first anniversary date of the grant. The award is subject to forfeiture until vested.

Mr. Timko has no other reportable relationships with the Company or its affiliates.

Segment Reporting Data

Operating segment data and principal geographic area data for the years ended December 31, 2012, 2011 and 2010 and are summarized in Note 29 to our consolidated financial statements.

Website Access to Our Reports

Our internet website address is www.gm.com. In addition to the information about us and our subsidiaries contained in this 2012 Form 10-K information about us can be found on our website including information on our corporate governance principles. Our website and information included in or linked to our website are not part of this 2012 Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC's website is www.sec.gov.

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
Our ability to maintain profitability over the long-term depends on our ability to entice consumers to consider our products when purchasing a new vehicle. The automotive industry, particularly in the U.S., is very competitive with market participants routinely introducing new and improved vehicle models designed to meet consumer expectations, and in the past our competitors have been very successful in persuading customers that previously purchased our products to purchase their vehicles instead. Producing new and improved vehicle models on a basis competitive with the models introduced by our competitors and changing any negative perception, in light of Old GM's bankruptcy, will be critical to our long-term profitability. We will launch a substantial number of new vehicles in 2013, including our new 2014 Chevrolet Silverado and GMC Sierra fullsize pick-up trucks in North America. A successful launch of our new vehicles is critical to our short term profitability.
The pace of our development and introduction of new and improved vehicles depends on our ability to implement successfully improved technological innovations in design, engineering, and manufacturing, which requires extensive capital investment. In some cases the technologies that we plan to employ, such as hydrogen fuel cells and advanced battery technology, are not yet commercially practical and depend on significant future technological advances by us and by suppliers. There can be no assurance that our competitors and others pursuing similar technologies and other competing technologies will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage. If we are unable to achieve these goals, we may not be able to maintain profitability over the long-term.
Shortages of and volatility in the price of oil have caused and may have a material adverse effect on our business due to shifts in consumer vehicle demand.
Volatile oil prices in recent years have tended to cause a shift in consumer demand towards smaller, more fuel-efficient vehicles, which provide lower profit margins. Any increases in the price of oil in the U.S. or in our other markets or any sustained shortage of oil, including as a result of political instability in the Middle East, South America and African nations, could weaken the demand for our higher margin fullsize pick-up trucks and sport utility vehicles, which could reduce our market share in affected markets, decrease profitability, and have a material adverse effect on our business.
Our future competitiveness and ability to achieve long-term profitability depends on our ability to control our costs, which requires us to successfully implement restructuring initiatives throughout our automotive operations.
We are continuing to implement a number of cost reduction and productivity improvement initiatives in our automotive operations, including labor modifications and substantial restructuring initiatives for our European operations. Our future competitiveness depends upon our continued success in implementing these initiatives throughout our automotive operations, especially in Europe. While some of the elements of cost reduction are within our control, others such as interest rates or return on investments, which influence our expense for pensions, depend more on external factors, and there can be no assurance that such external factors will not materially adversely affect our ability to reduce our costs. Reducing costs may prove difficult due to our focus on increasing advertising and our belief that engineering expenses necessary to improve the performance, safety, and customer satisfaction of our vehicles are likely to increase.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our automotive manufacturing operations are dependent upon the continued ability of our suppliers to provide us with systems, components, and parts and any disruption in our suppliers' operations could disrupt our production schedule and adversely affect our operations.
Our automotive operations are dependent upon the continued ability of our suppliers to deliver the systems, components, and parts that we need to manufacture our products. Our use of “just-in-time” manufacturing processes results in our having minimal inventories of the systems, components, and parts we need to conduct our automotive manufacturing operations. As a result, our ability to maintain production is dependent upon the continued ability of our suppliers to deliver sufficient quantities of systems, components, and parts at such times as allow us to meet our production schedules. In some instances, we purchase systems, components, parts and supplies from a single source and may be at an increased risk for supply disruptions. Where we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of systems, components or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely and thus could adversely affect our financial results.
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

In 2012 the European automotive industry continued to be severely affected by the ongoing sovereign debt crisis, high unemployment and a lack of consumer confidence coupled with overcapacity.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In response, we are executing various actions to strengthen our European operations and increase our competitiveness. The key areas of the plan include:

•	investments in our product portfolio;

•	a revised brand strategy;

•	significant management changes;

•	reducing material, development and production costs; and

•	further leveraging synergies from the alliance between us and Peugeot S.A. (PSA).

Notwithstanding the above we believe it is likely that adverse economic conditions, and their effect on the European automotive industry will not improve significantly in the short-term and we expect to continue to incur losses in the region as a result. In addition, the success of our plan will depend on a combination of our ability to execute the actions contemplated, as well as external factors, which are outside of our control. Our inability to successfully restructure our European operations and implement our plan could have a material adverse effect on our results of operations and financial condition.

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

Our future funding requirement for our U.S. defined benefit pension plans qualified with the Internal Revenue Service depend upon the future performance of assets placed in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans and any changes in government laws and regulations. Future funding requirements generally increase if the discount rate decreases or if actual asset returns are lower than expected asset returns, as other factors are held constant. Our potential funding requirements are described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Contractual Obligations and Other Long-Term Liabilities.”

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

GM Financial is subject to various risks that could negatively affect its business, operations and access to capital and therefore its ability to provide leasing and sub-prime financing options at competitive rates to consumers of our vehicles. Because we intend to rely on GM Financial to serve as an additional source of leasing and sub-prime financing options for consumers, any impairment of GM Financial's ability to provide such leasing or sub-prime financing would negatively affect our efforts to expand our market penetration among consumers who rely on leasing and sub-prime financing options to acquire new vehicles. The factors that could adversely affect GM Financial's business and operations and impair its ability to provide leasing and sub-prime financing at competitive rates include:

•	The ability to close the acquisition of certain Ally Financial international operations and integrate those operations into its business successfully;

•	The availability of borrowings under its credit facilities to finance its loan and lease origination activities pending securitization;

•	Its ability to transfer loan receivables to securitization trusts and sell securities in the asset-backed securities market to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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
We intend to invest significant capital resources to support our products and to develop new technology. In addition, we plan to invest heavily in alternative fuel and advanced propulsion technologies between 2013 and 2014, largely to support our planned expansion of hybrid and electric vehicles. Moreover, if our future operations do not provide us with the cash flow we anticipate, we may be forced to reduce, delay, or cancel our planned investments in new technology.
In some cases the technologies that we plan to employ, such as hydrogen fuel cells and advanced battery technology, are not yet commercially practical and depend on significant future technological advances by us and by suppliers. For example, we produce electric vehicles which require battery technology that has not yet proven to be commercially viable. There can be no assurance that these advances will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate, or that we will be able to establish our right to these technologies. However, our competitors and others are pursuing similar technologies and other competing technologies and there can be no assurance that they will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage.
Security breaches and other disruptions to our information technology networks and systems could interfere with our operations, and could compromise the confidentiality of our proprietary information.
We rely upon information technology networks and systems, some of which are managed by third-parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain management, manufacturing, invoicing, and collection of payments from our dealer network and from customers of GM Financial. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our dealers and suppliers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and systems may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors or malfeasance by employees, contractors and others who have access to our networks and systems, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and reduce the competitive advantage we hope to derive from our investment in advanced technologies.
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the U.S., vehicle fuel economy and greenhouse gas emissions are regulated under a harmonized national program administered by the NHTSA and the EPA. The agencies have set coordinated fuel economy and greenhouse emission standards through the 2025 model year for light duty vehicles and through the 2018 model year for heavy duty trucks. California, which has set its own greenhouse gas emission standards through its AB 1493 Rules, has agreed to accept compliance with the national program as compliance with its state program.
We are committed to meeting or exceeding these U.S. regulatory requirements, and our product plan of record projects compliance with the anticipated national program through the 2021 model year. The standards for the 2022 through 2025 model years may be adjusted as a result of a mid-term review by the agencies. Therefore, we believe it is premature to project compliance with possible standards for those years. We expect that to comply with these standards we will be required to sell a significant volume of hybrid electric vehicles, as well as implement new technologies for conventional internal combustion engines, all at increased cost levels. There is no assurance that we will be able to produce and sell vehicles that use such technologies on a profitable basis, or that our customers will purchase such vehicles in the quantities necessary for us to comply with these regulatory programs.
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
Many of our operations, particularly in emerging markets, are carried out by joint ventures such as SGM. In joint ventures, we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities, or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.
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
Given the nature of the automotive industry and global spread of our business, we have significant exposures to risks related to changes in foreign currency exchange rates, commodity prices, and interest rates, which can have material adverse effects on our business. For example, the recent strength of the Canadian Dollar (CAD) versus the U.S. Dollar has had a negative impact on our profitability as parts and vehicles we manufactured in Canada and exported to the U.S. for sale are less competitive. Similarly, a significant strengthening of the Korean Won relative to the U.S. Dollar or the Euro would affect the competitiveness of our Korean

GENERAL MOTORS COMPANY AND SUBSIDIARIES

operations as well as that of certain Korean competitors. As yet another example, a relative weakness of the British Pound compared to the Euro would have an adverse effect on our results of operations in Europe. In preparing the consolidated financial statements, we translate our revenues and expenses outside the U.S. into U.S. Dollars using the average foreign currency exchange rate for the period and the assets and liabilities using the foreign currency exchange rate at the balance sheet date. As a result, foreign currency fluctuations and the associated translations could have a material adverse effect on our results of operations.
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
From time to time, we recall our products to address performance, compliance or safety-related issues. The costs we incur in connection with these recalls typically include the cost of the part being replaced and labor to remove and replace the defective part. In addition product recalls can harm our reputation and cause us to lose customers, particularly if those recalls cause consumers to question the safety or reliability of our products. Any costs incurred or lost sales caused by future product recalls could materially adversely affect our business. Conversely, not issuing a recall or not issuing a recall on a timely basis can harm our reputation and cause us to lose customers for the same reasons as expressed above.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The sale or availability for sale of substantial amounts of our common stock could cause our common stock price to decline or impair our ability to raise capital.
Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, or the conversion of shares of our Series B Preferred Stock or the perception that conversion could occur, could depress the market price of our common stock. Of the 1.4 billion shares of our common stock issued and outstanding at December 31, 2012 approximately 48% were held by the United States Department of the Treasury (UST), Canada GEN Investment Corporation, a corporation organized under the laws of Canada, the UAW Retiree Medical Benefits Trust (New VEBA), and our U.S. hourly and salaried pension plans. In December 2012, the UST announced its intention to dispose of its remaining shares of our common stock over the following 12 to 15 months, subject to market conditions. Sales or distributions of our common stock by these holders could cause the market price of our common stock to decline.
In addition, at December 31, 2012 there were warrants outstanding to acquire approximately 313 million shares of our common stock at exercise prices ranging from $10.00 per share to $42.31 per share and up to 152 million shares of common stock, subject to anti-dilution, make-whole and other adjustments, will be issuable upon conversion of the shares of Series B Preferred Stock outstanding. Exercises or distributions of warrants or the conversion of the shares of Series B Preferred Stock could cause the market price of our common stock to decline.
*  *  *  *  *  *  *

Item 1B. Unresolved Staff Comments
None
*  *  *  *  *  *  *
Item 2. Properties

At December 31, 2012 we had 99 locations in 26 states and 82 cities or towns in the U.S. excluding our automotive financing operations and dealerships. Of these locations, 39 are manufacturing facilities, of which 12 are engaged in the final assembly of our vehicles, other manufactured automotive components and power products. Of the remaining locations, 24 are service parts operations primarily responsible for distribution and warehouse functions, and the remainder are offices or facilities primarily involved in engineering and testing vehicles. Leased properties are primarily composed of warehouses and administration, engineering and sales offices. The leases for warehouses generally provide for an initial period of two to 10 years based upon prevailing market conditions and may contain renewal options. Leases for administrative offices are generally for shorter periods.

We have 16 locations in Canada and we have assembly, manufacturing, distribution, office or warehousing operations in 61 other countries, including equity interests in associated companies which perform assembly, manufacturing or distribution operations. Leases for warehouses outside the U.S. have remaining lease terms ranging from one to 25 years, many of which contain options to extend or terminate the lease. The major facilities outside the U.S. and Canada, which are principally vehicle manufacturing and assembly operations, are located in:

• Argentina	• Colombia	• Kenya	• South Korea	• Venezuela
• Australia	• Ecuador	• Mexico	• Spain	• Vietnam
• Brazil	• Egypt	• Poland	• Thailand
• Chile	• Germany	• Russia	• United Kingdom
• China	• India	• South Africa	• Uzbekistan

We, our subsidiaries, or associated companies in which we own an equity interest, own most of the above facilities.

GM Financial's automotive financing and leasing operations lease facilities for administration and regional credit centers. GM Financial has 18 facilities located in the U.S. and three facilities located in Canada. GM Financial also owns a servicing facility which is located in the U.S. and included in total facilities located in the U.S.

Our properties include facilities which, in our opinion, are suitable and adequate for the manufacture, assembly and distribution

GENERAL MOTORS COMPANY AND SUBSIDIARIES

of our products.

*  *  *  *  *  *  *

Item 3. Legal Proceedings

The following section summarizes material pending legal proceedings to which the Company is a party, other than ordinary routine litigation incidental to the business. We and the other defendants affiliated with us intend to defend all of the following actions vigorously.

Canadian Dealer Class Action
General Motors of Canada Limited (GMCL) is defending a class action asserted on behalf of over 200 former GMCL dealers (the Plaintiff Dealers) which entered into wind-down agreements with GMCL in May 2009 asserting various claims related to those agreements. On March 1, 2011 the Ontario Superior Court of Justice approved certification of a class for the purpose of deciding a number of specifically defined issues, including: (1) whether GMCL breached its obligation of “good faith” in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). On March 26, 2012 the Ontario Superior Court of Justice dismissed GMCL's appeal of the class certification order. Accordingly the case will proceed as a class action. The parties are currently conducting discovery.

UAW VEBA Contribution Claim

On April 6, 2010, the UAW filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached our obligation to contribute $450 million to the New VEBA. The UAW alleges that we were required to make this contribution pursuant to the UAW-Delphi-GM Memorandum of Understanding Delphi Restructuring dated June 22, 2007. We believe this claim is without merit. Discovery in the matter is complete and the parties have each filed a motion requesting summary judgment.

Korean Labor Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea filed seven separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in the aggregate involve more than 10,000 employees, allege that GM Korea failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) issued a decision affirming a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. Although GM Korea believes the decision of the Seoul High Court is incorrect and intends to appeal to the Supreme Court of the Republic of Korea we have an accrual of 746 billion Korean Won (equivalent to $697 million) at December 31, 2012 in connection with these cases. We do not believe we have any reasonably possible exposure in excess of the amount of the accrual.

Inventory Management Securities Class Action

On June 29, 2012 a putative securities class action was filed against us and a number of our past and current officers and directors in the United States District Court for the Southern District of New York (George G. Scott v. General Motors Company et al). Purporting to sue on behalf of owners of common stock deriving from our 2010 initial public offering, plaintiff asserts non-fraud prospectus based liability claims under various Federal securities statutes alleging that the Company has made false statements about its vehicle inventory controls and production decisions, particularly with respect to fullsize trucks. The plaintiff's complaint requests compensatory damages, rescission and litigation costs, fees and disbursements. On November 21, 2012, the Court appointed the Teamster's Local 710 Pension Fund as lead plaintiff in the matter. On February 1, 2013, the plaintiff filed an amended complaint.

Saab Automobile AB Related Litigation

GENERAL MOTORS COMPANY AND SUBSIDIARIES

On August 6, 2012, Saab Automobile AB and Spyker N.V. filed a complaint in the United States District Court for the Eastern District of Michigan alleging that GM tortiously interfered with their efforts to secure an investment in Saab Automobile AB from Zheijian Youngman Lotus Automobile Co., Ltd and its affiliates by making public statements in December of 2011 to the effect that we did not favor the proposed transaction. The complaint alleges that absent the challenged statements, Saab Automobile AB would have successfully avoided liquidation and seeks damages of not less than $3.0 billion representing the projected value of Saab Automobile AB through 2016 plus pre- and post-judgment interest, special, punitive and other allowable damages and plaintiffs' reasonable attorneys' fees and costs.

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

Quarterly price ranges based on high and low prices from intraday trades of our common stock on the New York Stock Exchange, the principal market in which the stock is traded, are as follows:

	Years Ended December 31,
	2012		2011
	High	Low	High	Low
Quarter
First	$27.68	$20.75	$39.48	$30.20
Second	$27.03	$19.24	$33.47	$28.17
Third	$25.15	$18.72	$32.08	$19.77
Fourth	$28.90	$22.67	$26.55	$19.00

Holders

At February 8, 2013 we had a total of 1.4 billion issued and outstanding shares of common stock held by 319 holders of record.

Dividends

Since our formation, we have not paid any dividends on our common stock. We have no current plans to pay any dividends on our common stock. So long as any share of our Series A or Series B Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our Series A and Series B Preferred Stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. Our secured revolving credit facilities contain certain restrictions on our ability to pay dividends on our common stock, subject to exceptions, such as dividends payable solely in shares of our common stock. So long as any share of our Series A Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our Series B Preferred Stock unless all accrued and unpaid dividends have been paid on our Series A Preferred Stock, subject to exceptions, such as dividends on our Series B Preferred Stock payable solely in shares of our common stock.

Our payment of dividends in the future, if any, will be determined by our Board of Directors and will be paid out of funds legally available for that purpose. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, the covenants in our secured revolving credit facilities and other factors.

Equity Compensation Plan Information

The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are discussed further in Note 26 to our consolidated financial statements (number of securities in millions).

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(a)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans(b)
Equity compensation plans approved by security holders
General Motors Company 2009 Long-Term Incentive Plan and Salary Stock Plan(c)	27	$—	47
_________

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(a)
The awards under the 2009 Long-Term Incentive Plan as amended November 21, 2012 and Salary Stock Plan as amended November 21, 2012 are restricted stock units (RSUs). The RSUs do not have an exercise price and in limited situations certain executives could settle their awards in cash due to tax considerations of certain countries.

(b)	Excludes securities reflected in the first column, “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(c)	At December 31, 2012 all of our equity compensation plans were approved by security holders.

Issuer Purchases of Equity Securities

The following tables summarize our purchases of equity securities in each of the twelve months ended December 31, 2012:

Purchases of Equity Securities for Cash

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1, 2012 through November 30, 2012	—
December 1, 2012 through December 31, 2012(a)	200,000,000	$27.50	N/A	N/A
Total	200,000,000	$27.50

Other Purchases of Equity Securities

	Total Number of Shares Purchased(b)	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1, 2012 through January 31, 2012	64,075	$20.26	N/A	N/A
February 1, 2012 through February 28, 2012	380,954	$25.39	N/A	N/A
March 1, 2012 through March 31, 2012	5,165	$25.99	N/A	N/A
April 1, 2012 through April 30, 2012	2,330	$25.29	N/A	N/A
May 1, 2012 through May 31, 2012	1,195	$22.75	N/A	N/A
June 1, 2012 through June 30, 2012	27,225	$22.31	N/A	N/A
July 1, 2012 through July 31, 2012	11,290	$20.66	N/A	N/A
August 1, 2012 through August 31, 2012	2,605	$20.04	N/A	N/A
September 1, 2012 through September 30, 2012	6,430	$21.57	N/A	N/A
October 1, 2012 through October 31, 2012	23,051	$24.13	N/A	N/A
November 1, 2012 through November 30, 2012	2,363	$24.91	N/A	N/A
December 1, 2012 through December 31, 2012	190,369	$24.78	N/A	N/A
Total	717,052	$24.48
_________
N/A = not applicable

(a)
Represents a purchase of shares of common stock from the UST at a total cost of $5.5 billion, of which $0.4 billion was recorded as a charge to Other automotive expenses, net. The shares purchased were retired. Refer to Note 24 to our consolidated financial statements for additional details on the purchase of stock from UST.

(b)
Represents shares of common stock delivered by employees or directors back to us for the payment of taxes resulting from issuance of common stock upon the vesting of RSUs and Restricted Stock Awards relating to compensation plans and shares of common stock retained by us for the payment of exercise price upon the exercise of warrants. Refer to Note 26 to our consolidated financial statements for additional details on employee stock incentive plans and Note 24 to our consolidated financial statements for additional details on warrants issued.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Selected Financial Data

Pursuant to the agreement with the SEC, as described in a no-action letter issued to Old GM by the SEC Staff on July 9, 2009 regarding our filing requirements, the selected financial data below includes the selected financial data of Old GM as it is the Predecessor entity solely for accounting and financial reporting purposes. At July 10, 2009 we applied fresh-start reporting following the guidance in Accounting Standards Codification (ASC) 852, “Reorganizations” (ASC 852). The consolidated financial statements for the periods ended on or before July 9, 2009 do not include the effect of any changes in the fair value of assets or liabilities as a result of the application of fresh-start reporting. Our financial information at and for any period after July 10, 2009 is not comparable to Old GM's financial information. Selected financial data is summarized in the following table (dollars in millions except per share amounts):

	Successor				Predecessor
	Years Ended December 31,			July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009	Year Ended December 31, 2008
	2012	2011	2010
Income Statement Data:
Total net sales and revenue(a)	$152,256	$150,276	$135,592	$57,474	$47,115	$148,979
Reorganization gains, net(b)	$—	$—	$—	$—	$128,155	$—
Income (loss) from continuing operations	$6,136	$9,287	$6,503	$(3,786)	$109,003	$(31,051)
Net (income) loss attributable to noncontrolling interests	52	(97)	(331)	(511)	115	108
Net income (loss) attributable to stockholders(c)	$6,188	$9,190	$6,172	$(4,297)	$109,118	$(30,943)
Net income (loss) attributable to common stockholders	$4,859	$7,585	$4,668	$(4,428)	$109,118	$(30,943)
GM $0.01 par value common stock and Old GM $1-2/3 par value common stock
Basic earnings (loss) per share:(d)
Net income (loss) attributable to common stockholders	$3.10	$4.94	$3.11	$(3.58)	$178.63	$(53.47)
Diluted earnings (loss) per share:(d)
Net income (loss) attributable to common stockholders	$2.92	$4.58	$2.89	$(3.58)	$178.55	$(53.47)
Cash dividends per common share	$—	$—	$—	$—	$—	$0.50
Balance Sheet Data (as of period end):
Total assets(a)	$149,422	$144,603	$138,898	$136,295		$91,039
Automotive notes and loans payable(e)(f)	$5,172	$5,295	$4,630	$15,783		$45,938
GM Financial notes and loans payable(a)	$10,878	$8,538	$7,032
Series A Preferred Stock(g)	$5,536	$5,536	$5,536	$6,998		$—
Series B Preferred Stock(h)	$4,855	$4,855	$4,855	$—		$—
Equity (deficit)(i)(j)	$37,000	$38,991	$37,159	$21,957		$(85,076)
_________

(a)	GM Financial was consolidated effective October 1, 2010.

(b)
In the period January 1, 2009 through July 9, 2009 Old GM recorded Reorganization gains, net of $128.2 billion directly associated with filing of certain of its direct and indirect subsidiaries voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York, the 363 Sale of Old GM and certain of its direct and indirect subsidiaries and the application of fresh-start reporting.

(c)
In the year ended December 31, 2012 we recorded Goodwill impairment charges of $27.1 billion, the reversal of deferred tax valuation allowances of $36.3 billion in the U.S. and Canada, pension settlement charges of $2.7 billion and GME long-lived asset impairment charges of $5.5 billion.

(d)
In the years ended December 31, 2012 and 2011 we used the two-class method for calculating earnings per share as the Series B Preferred Stock is a participating security due to the applicable market value of our common stock being below $33.00 per common share. Refer to Note 25 to our consolidated financial statements for additional detail.

(e)	In December 2008 Old GM entered into the UST loan agreement, as amended (UST Loan Agreement), pursuant to which the UST agreed to provide a $13.4 billion borrowing facility.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(f)	In December 2010 GM Korea terminated its $1.2 billion credit facility following the repayment of the remaining $1.0 billion under the facility.

(g)	In December 2010 we purchased 84 million shares of our Series A Preferred Stock from the UST for $2.1 billion.

(h)	Series B Preferred Stock was issued in a public offering in November and December 2010.

(i)	Series A Preferred Stock was reclassified from temporary equity to permanent equity in the year ended December 31, 2010.

(j)
In December 2012 we purchased 200 million shares of our common stock for a total of $5.5 billion, which directly reduced shareholder's equity by $5.1 billion and we recorded a charge to earnings of $0.4 billion.

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

Prior Period Financial Statements Conformed to Current Period Presentation

In 2012 we changed the presentation of our consolidated balance sheet, consolidated statements of cash flows and certain notes to the consolidated financial statements to classify the assets and liabilities of GM Financial as current or non-current and to combine line items which were either of a related nature or not individually material. We have made corresponding reclassifications to the comparable information for all periods presented.

Overview

Our Company commenced operations on July 10, 2009 when we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Old GM through a 363 Sale under Chapter 11 of the U.S. Bankruptcy Code. By commencing operations following the 363 Sale, we were able to take advantage of a competitive labor agreement with our unions, a restructured dealer network and a reduced and refocused brand strategy in the U.S. focused on four brands.

In November and December of 2010 we consummated a public offering of 550 million shares of our common stock and 100 million shares of Series B Preferred Stock and listed both of these securities on the New York Stock Exchange and the common stock on the Toronto Stock Exchange. In April 2011 in connection with MLC's distribution of warrants for our common stock to its unsecured creditors, we listed the warrants expiring July 10, 2016 and the warrants expiring July 10, 2019 on the New York Stock Exchange.

Automotive

We offer a global vehicle portfolio of cars, crossovers and trucks. We are committed to leadership in vehicle design, quality, reliability, telematics and infotainment and safety, as well as to developing key energy efficiency, energy diversity and advanced propulsion technologies, including electric vehicles. Our business is diversified across products and geographic markets. We meet the local sales and service needs of our retail and fleet customers with a global network of independent dealers. Of our total 2012

GENERAL MOTORS COMPANY AND SUBSIDIARIES

vehicle sales volume, 72.1% was generated outside the U.S.

Our automotive business is organized into four geographically-based segments:

•
GMNA has sales, manufacturing and distribution operations in the U.S., Canada and Mexico and sales and distribution operations in Central America and the Caribbean. GMNA represented 32.5% of our vehicle sales volume in 2012 and we had the largest market share in this market at 16.9%.

•
GME has sales, manufacturing and distribution operations across Western and Central Europe. GME's vehicle sales volume, which in addition to Western and Central Europe, includes Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others) represented 17.3% of our vehicle sales volume in 2012. In 2012 we estimated we had the number four market share in this market at 8.5%. GMIO distributes Chevrolet brand vehicles which, when sold in Europe, are included in GME vehicle sales volume and market share data.

•
GMIO has sales, manufacturing and distribution operations in Asia-Pacific, Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others), Africa and the Middle East. GMIO's vehicle sales volume, which includes Asia-Pacific, Africa and the Middle East is our largest segment by vehicle sales volume. GMIO represented 38.9% of our global vehicle sales volume including sales through our joint ventures in 2012. In 2012 we had approximately 14.6% market share in China as compared to 13.6% in 2011. In 2012 GMIO derived 78.4% of its vehicle sales volume from China. GMIO records the financial results of Chevrolet brand vehicles that it distributes and sells in Europe.

•
GMSA has sales, manufacturing, distribution and financing operations in Brazil, Argentina, Colombia, Ecuador and Venezuela as well as sales and distribution operations in Bolivia, Chile, Paraguay, Peru and Uruguay. GMSA represented 11.3% of our vehicle sales volume in 2012. In 2012 we estimated we had the number two market share for this market at 18.0% and the number three market share in Brazil. In 2012 GMSA derived 61.4% of its vehicle sales volume from Brazil.

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

In April 2012 GM Financial commenced commercial lending activities in the U.S. centered on floor plan financing of dealer vehicle inventory and dealer loans to finance dealer sites, facilities, facility improvements and working capital. These loans are made on a secured basis. We believe the availability of financing for our dealers is important to our business. GM Financial plans to launch similar commercial lending in Canada during the first half of 2013.

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

•	Improve revenue realization and maintain a competitive cost structure to allow us to remain profitable at lower industry volumes and across the lifecycle of our product portfolio;

•	Maintain a strong balance sheet by reducing financial leverage given the high operating leverage of our business model; and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Ensure that our dealers and customers have consistently available, transparent and competitive financing options through GM Financial and other providers.

Automotive Financing Strategy

Our automotive financing strategy centers around ensuring that our dealers and customers have consistently available, transparent and competitive financing options throughout the business and credit cycles. We achieve this through our captive finance capabilities at GM Financial and through operating relationships with financial institutions, including Ally Financial.

In October 2010 we acquired GM Financial to further bolster our offerings in the leasing and sub-prime financing segments in the U.S. and Canada. We believe that by having our own capabilities in key financing segments of the market we will be able to achieve more competition from other financing market participants, which we believe improves pricing and service to our dealers and retail customers.

In November 2012 GM Financial entered into an agreement with Ally Financial to acquire Ally Financial's automotive finance and financial services operations in Europe and Latin America. Additionally in November 2012 GM Financial entered into a share transfer agreement with Ally Financial to acquire Ally Financial's equity interest in GMAC-SAIC that conducts automotive finance and financial services operations in China. The purchases will allow GM Financial to support our dealers in markets comprising 80% of our global sales. The combined consideration will be approximately $4.2 billion, subject to certain possible closing adjustments. Pursuant to the transactions, GM Financial's assets are expected to double to approximately $33.0 billion and its liabilities, including consolidated debt, will increase to approximately $27.0 billion compared with $11.8 billion at December 31, 2012. The closings of the transactions are expected to occur in stages throughout 2013.

In April 2012 GM Financial commenced commercial lending activities in the U.S. centered on floor plan financing of dealer vehicle inventory and dealer loans to finance dealer sites, facilities, facility improvements and working capital. These loans are made on a secured basis. We believe the availability of financing for our dealers is important to our business. GM Financial plans to launch similar commercial lending in Canada during the first half of 2013.

In April 2011 GM Financial began originating leases for our customers in Canada. Given the importance of leasing and the previous lack of availability of third-party leasing offerings to our customers in the Canadian market (due to regulatory restrictions preventing banks and bank holding companies from offering leasing in Canada), we believe having a captive financing offering in Canada is strategically important to our business. In August 2012 GM Financial began offering consumer sub-prime financing in Canada.

In December 2010 GM Financial began offering a lease product in certain geographic areas through our franchised dealerships that targets consumers with prime credit bureau scores leasing new GM vehicles. During 2011 GM Financial completed the nationwide rollout of the lease product in the U.S. including separate product offerings for prime and sub-prime customers. GM Financial continues to expand its business in targeted areas that it views as strategic and to otherwise evaluate opportunities in specific segments of the automotive financing market.

In addition to the financing we provide through GM Financial, we also ensure availability of competitive financing for our customers and dealers through operating relationships with financial institutions. Historically, Ally Financial provided a majority of the financing for our dealers and a significant portion of the financing for our customers in the U.S., Canada and other major international markets where we operate. Ally Financial continues to be the largest third-party provider of the financing for our dealers and customers. We have added relationships with other financial institutions to increase our competitiveness and benefit from additional financing sources, including arrangements to provide incentivized retail financing to our customers in the U.S., Canada, U.K. and Australia.

Focus on Chinese Market

We view the Chinese market, the fastest growing global market by volume of vehicles sold, as important to our global growth strategy and are employing a multi-brand strategy led by our Buick and Chevrolet brands. In the coming years we plan to increasingly leverage our global architectures to increase the number of nameplates under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the Baojun, Jiefang and Wuling brands. We operate in Chinese markets through a number of joint ventures and maintaining good relations with our joint ventures partners, which are affiliated with the Chinese government, is an important part of our China growth strategy.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Refer to Note 10 to our consolidated financial statements for our direct ownership interests in our Chinese joint ventures, collectively referred to as China JVs.

The following tables summarize certain key operational and financial data for the China JVs (dollars in millions, vehicles in thousands):

	Year Ended December 31,
	2012	2011	2010
Total wholesale vehicles(a)	2,909	2,573	2,348
Market share(b)	14.6%	13.6%	12.8%
Total net sales and revenue	$33,364	$30,511	$25,395
Net income	$3,198	$3,203	$2,808
__________

(a)	Including vehicles exported to markets outside of China.

(b)	Market share for China market.

	December 31, 2012	December 31, 2011
Cash and cash equivalents	$5,522	$4,679
Debt	$123	$106

GME

During the second half of 2011 and continuing into 2012, the European automotive industry has been severely affected by the ongoing sovereign debt crisis, high unemployment and a lack of consumer confidence coupled with overcapacity. European automotive industry sales to retail and fleet customers were 19.0 million vehicles in 2012, representing a 5.6% decrease compared to 2011. In 2012 GME's market share declined to 8.5% from 8.7% in 2011 and the region suffered EBIT (loss)-adjusted of $1.8 billion in 2012 compared to EBIT (loss)-adjusted of $0.7 billion in 2011. During this timeframe, we began to experience deterioration in cash flows.

In response, we formulated a plan to implement various actions to strengthen our operations and increase our competitiveness. The key areas of the plan include investments in our product portfolio, a revised brand strategy, significant management changes, reducing material, development and production costs, and further leveraging synergies from the alliance between us and PSA, as subsequently discussed. The success of our plan will depend on a combination of our ability to execute the actions contemplated, as well as external factors which are outside of our control. We believe it is likely that adverse economic conditions, and their effect on the European automotive industry will not improve significantly in the short-term and we expect to continue to incur losses in the region as a result. During the fourth quarter of 2012, notwithstanding the above described actions, GME performed below expectations relative to the key operating metrics of forecasted revenues, market share, and variable profit established in mid-2012. Further, our industry outlook deteriorated, and our forecast of 2013 cash flows declined. This triggered a long-lived asset impairment analysis.

We performed a recoverability test of the GME asset group by weighting various undiscounted cash flow scenarios. The weighting of the projected cash flows considers the uncertainty in our ability to execute the actions contemplated in our plan, which, in part, are dependent upon actions and factors outside our control. Our test concluded that the GME asset group was not recoverable as the resulting undiscounted cash flows were less than their carrying amount. Accordingly, we estimated the fair value of the GME long-lived assets and adjusted the carrying amounts and recorded impairment charges of $5.5 billion. As we have reduced the carrying amount of these assets by $5.5 billion, depreciation and amortization expense will be reduced in future periods, including approximately $0.6 billion in the year ending December 31, 2013, which may result in an increase in our reported EBIT-adjusted in GME in subsequent periods. Refer to Notes 11 and 13 to our consolidated financial statements for additional information on our real and personal property and intangible asset impairment charges.

Alliance with PSA

In February 2012 we entered into an agreement with PSA to create a long-term and broad-scale global strategic alliance that is expected to leverage the combined strengths and capabilities of the two companies, contribute to our profitability and improve our competitiveness in Europe. In March 2012 we acquired a seven percent equity stake in PSA for $0.4 billion; against which we recorded impairment charges of $0.2 billion in the three months ended December 31, 2012. In June 2012 we entered into a long-

GENERAL MOTORS COMPANY AND SUBSIDIARIES

term exclusive service agreement with Gefco, a wholly-owned subsidiary of PSA, to provide logistics services in Europe beginning in 2013. In December 2012 PSA sold its controlling interest in Gefco to an unrelated third-party, however the sale has no impact to the long-term exclusive service agreement. In December 2012 we entered into a product development agreement to jointly develop and share certain vehicle platforms, components and modules; and we also signed a definitive agreement to create a joint purchasing organization in Europe supported by a purchasing joint venture for the sourcing of commodities, components and other goods and services based on the combined purchasing reach of both companies to realize purchasing synergies.

Purchase of Common Stock

In December 2012 we purchased 200 million shares of our common stock from the UST for total consideration of $5.5 billion. We recorded a charge of $0.4 billion in Other automotive expenses, net, which represents a premium to the prior day's closing price. The UST agreed to irrevocably waive certain of its rights under the stockholders agreement by and among us and certain other stockholders and covenants under the UST Credit Agreement as part of the transaction to purchase our common stock. These rights and covenants included, among other items, a reduction in certain reporting requirements and a release from the vitality commitment which contained certain manufacturing volume requirements. Additionally, the UST publicly announced its intention to sell the remainder of its holdings of our common stock within 12 to 15 months after the execution of this transaction subject to market conditions.

UST Invested Capital

UST invested capital totaled $49.5 billion, representing the cumulative amount of cash received by Old GM from the UST under the UST Loan Agreement and the debtor-in-possession credit agreement, excluding $0.4 billion which the UST loaned to Old GM under the warranty program and which was repaid on July 10, 2009. This balance also did not include amounts advanced under the UST Ally Financial Loan as the UST exercised its option to convert this loan into Ally Financial preferred membership interests previously held by Old GM in May 2009. At December 31, 2012 the UST had received cumulative proceeds of $28.6 billion from debt repayments, interest payments, Series A Preferred Stock dividends, sales of our common stock and Series A Preferred Stock redemption. The UST's invested capital less proceeds received totals $20.9 billion at December 31, 2012.

Restructuring Activities, Special Attrition Programs, Labor Agreements and Benefit Plan Changes

We have previously executed various restructuring and other initiatives, and we plan to execute additional initiatives in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing global automotive production and to improve the utilization of remaining facilities.

Through December 31, 2012 the active separation programs related to Germany and the United Kingdom had a total cost of $0.4 billion and had affected a total of 2,550 employees, of which $0.3 billion related to a program initiated in Germany in 2010. This program was essentially completed in 2012. We expect to complete the active programs in 2013 and incur an additional $0.2 billion, which will affect an additional 700 employees.

In the year ended December 31, 2012 GMIO and GMSA each recorded charges of $0.1 billion related to additional separation programs implemented in Korea, Australia and Brazil.

2012 CAW Labor Agreement

In September 2012 we entered into a collective bargaining labor agreement with the Canadian Auto Workers Union (CAW), which was ratified in September 2012. The agreement covers the wages, hours, benefits and other terms and conditions of employment of the CAW represented employees. The key terms and provisions of the agreement are:

•
Lump-sum payments of CAD $3,000 to certain CAW employees were made in October 2012 and additional lump-sum payments of CAD $2,000 will be paid annually in December of 2013, 2014, and 2015. The lump-sum payments will be amortized over the four year agreement.

•
Hourly employees who retire on or after January 1, 2013 will be offered a new lump-sum distribution option at retirement in the defined benefit pension plan and new hires will be covered by a hybrid defined benefit/defined contribution pension plan. The lump-sum payment option had an insignificant effect on the defined benefit pension plan and has been recognized in the year-end plan remeasurement for 2012.

•	Due to the expected closure of the Oshawa Consolidated Plant in June 2014, impacted employees will be eligible for a

GENERAL MOTORS COMPANY AND SUBSIDIARIES

voluntary restructuring separation incentive program in accordance with the existing collective bargaining agreement that provides cash and a car voucher. This may range up to $0.1 billion and will be included in our restructuring liability, net of existing liabilities, upon irrevocable acceptance by both parties.

•	During the life of the agreement and subject to market conditions and demand, we plan to make total manufacturing program investments of $0.7 billion.

2011 GM-UAW Labor Agreement

In September 2011 we entered into a collective bargaining labor agreement with the UAW. The agreement covers the wages, hours, benefits and other terms and conditions of employment for our UAW represented employees. The key terms and provisions of the agreement are:

•	Lump-sum payments totaling $0.4 billion to eligible U.S. hourly employees in 2011 through 2014. The lump-sum payments are being amortized over the four year agreement period.

•	Termination in 2012 of a cash balance pension plan for entry level employees. Participants in this plan and all employees hired on or after October 1, 2007 participate in a defined contribution plan.

•
A plan which provides legal services to U.S. hourly employees and retirees will be terminated on December 31, 2013. In September 2011 we remeasured this plan resulting in a decrease of $0.3 billion in the other postretirement benefits (OPEB) liability and a corresponding pre-tax increase in the prior service credit component of Accumulated other comprehensive income, which will be amortized through December 31, 2013.

•
The profit sharing plan formula is based on GMNA earnings before interest and taxes (EBIT)-adjusted and was effective beginning with the 2011 plan year. The profit sharing payment is capped at $12,000 per employee per year.

•
Cash severance incentive programs which were completed in March 2012. A total of 1,400 skilled trades employees participated in the program at a total cost of $0.1 billion. Substantially all of the program cost was recorded in the three months ended March 31, 2012.

•	During the four year agreement period we plan to make additional manufacturing investments of more than $2.0 billion to create or retain more than 6,300 UAW jobs.

Canadian Health Care Trust

In October 2011 pursuant to a June 2009 agreement between GMCL and the CAW an independent Canadian Health Care Trust (HCT) was implemented to provide retiree healthcare benefits to certain active and retired employees. Concurrent with the implementation of the HCT, GMCL was legally released from all obligations associated with the cost of providing retiree healthcare benefits to CAW retirees and surviving spouses by the class action process and to CAW active employees as of June 8, 2009. We accounted for the related termination of CAW hourly retiree healthcare benefits as a settlement, and recorded a gain of $0.7 billion. Refer to Note 18 to our consolidated financial statements for further details regarding the implementation of the HCT.

Benefit Plan Changes

U.S. Salaried Defined Benefit Pension Plan

In January 2012 we amended the salaried pension plan to cease the accrual of additional benefits effective September 30, 2012. This amendment resulted in a curtailment which decreased the pension liability and decreased the net pre-tax actuarial loss component of Accumulated other comprehensive loss by $0.3 billion. Active plan participants receive additional contributions in the defined contribution plan starting in October 2012.

In August 2012 the salaried pension plan was amended to divide the plan to create a new legally separate defined benefit plan primarily for active and terminated vested participants. After the amendment the original salaried pension plan (Retiree Plan) covers the majority of retirees currently receiving payments. As a result of this amendment a remeasurement of the Retiree Plan on August 1, 2012 increased the pension liability and the net pre-tax actuarial loss component of Accumulated other comprehensive loss by $0.7 billion, due primarily to a decrease in the discount rate from 4.21% to 3.37% on a weighted-average basis, partially offset by actual asset returns in excess of expected amounts.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In August 2012 lump-sum distributions of $3.6 billion were made from the Retiree Plan to 12,500 plan participants resulting in a partial plan settlement necessitating a plan remeasurement for the Retiree Plan on August 31, 2012. The settlement resulted in a pre-tax loss of $0.1 billion. The effect on our financial condition was insignificant.

In November and December 2012 the Retiree Plan purchased group annuity contracts from an insurance company and paid a total annuity premium of $25.1 billion and the Retiree Plan settled two other previously guaranteed obligations, with separate insurance companies, totaling $1.9 billion. These agreements unconditionally and irrevocably guarantee the full payment of all annuity payments to the participants in the Retiree Plan and assume all investment risk associated with the assets that were delivered as the annuity contract premiums.

Through these annuity purchase transactions we have settled the remaining obligations of the Retiree Plan in their entirety resulting in a pre-tax settlement loss of $2.5 billion ($2.1 billion after tax) in Automotive cost of sales. The pre-tax loss is composed of existing losses in Accumulated other comprehensive loss of $0.4 billion, and the premium paid to the insurance company of $2.1 billion. The tax benefit of $0.4 billion is composed of the statutory tax benefit of $1.0 billion offset by tax expense of $0.6 billion primarily associated with the removal of prior period income tax allocations between Accumulated other comprehensive loss and Income tax expense (benefit). The ongoing annual impact to earnings will be $0.2 billion unfavorable due to a decrease in pension income.

Canadian Salaried Defined Benefit Plans

In June 2012 we amended the Canadian salaried pension plan to cease the accrual of additional benefits effective December 31, 2012. Active plan participants began receiving additional contributions in the defined contribution plan in January 2013. We also amended the Canadian salaried retiree healthcare plan to eliminate post-65 healthcare benefits for employees retiring on or after July 1, 2014. In conjunction with this change we amended the plan to offer either a monthly monetary payment or an annual lump-sum cash payment to a defined contribution plan for health care in lieu of the benefit coverage provisions formerly provided under the healthcare plan.

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

In February 2013 the Venezuelan government announced that the official fixed exchange rate of BsF 4.3 to $1.00 would be changed to BsF 6.3 to $1.00. The devaluation did not have an effect on the 2012 consolidated financial statements; however, the devaluation will require remeasurement of our Venezuelan subsidiaries' non-U.S. dollar denominated monetary assets and liabilities in the three months ending March 31, 2013. The devaluation effective date is February 13, 2013 and is expected to result in a charge in the range of $0.1 billion to $0.2 billion.

Refer to Note 2 to our consolidated financial statements for additional details regarding amounts pending government approval for settlement and the net assets of our Venezuelan subsidiaries.

Sale of Class A Membership in New Delphi

In March 2011 we sold 100% of our Class A Membership Interests in Delphi Automotive LLP (New Delphi) for $3.8 billion. We recorded a gain of $1.6 billion related to the sale. Refer to Note 10 to our consolidated financial statements for further details.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidating Results of Operations
(Dollars in Millions)

	Year Ended December 31, 2012				Year Ended December 31, 2011				Year Ended December 31, 2010
	Automotive	GM Financial	Eliminations	Consolidated	Automotive	GM Financial	Eliminations	Consolidated	Automotive	GM Financial	Eliminations	Consolidated
Net sales and revenue
Automotive sales and revenue	$150,293	$—	$2	$150,295	$148,869	$—	$(3)	$148,866	$135,311	$—	$—	$135,311
GM Financial revenue	—	1,961	—	1,961	—	1,410	—	1,410	—	281	—	281
Total net sales and revenue	150,293	1,961	2	152,256	148,869	1,410	(3)	150,276	135,311	281	—	135,592
Costs and expenses
Automotive cost of sales	140,223	—	13	140,236	130,386	—	—	130,386	118,768	—	—	118,768
GM Financial operating expenses	—	418	—	418	—	339	—	339	—	87	—	87
GM Financial interest expenses	—	283	—	283	—	204	—	204	—	37	—	37
GM Financial other expenses	—	516	(10)	506	—	245	(3)	242	—	28	—	28
Automotive selling, general and administrative expense	13,593	—	—	13,593	12,105	—	—	12,105	11,446	—	—	11,446
Other automotive expenses, net	438	—	—	438	58	—	—	58	118	—	—	118
Goodwill impairment charges	27,145	—	—	27,145	1,286	—	—	1,286	—	—	—	—
Total costs and expenses	181,399	1,217	3	182,619	143,835	788	(3)	144,620	130,332	152	—	130,484
Operating income (loss)	(31,106)	744	(1)	(30,363)	5,034	622	—	5,656	4,979	129	—	5,108
Automotive interest expense	489	—	—	489	540	—	—	540	1,098	—	—	1,098
Interest income and other non-operating income, net	845	—	—	845	851	—	—	851	1,531	—	—	1,531
Gains (losses) on extinguishment of debt	(250)	—	—	(250)	18	—	—	18	196	—	—	196
Income (loss) before income taxes and equity income	(31,000)	744	(1)	(30,257)	5,363	622	—	5,985	5,608	129	—	5,737
Income tax expense (benefit)	(35,007)	177	(1)	(34,831)	(295)	185	—	(110)	633	39	—	672
Equity income, net of tax and gain on investments	1,562	—	—	1,562	3,192	—	—	3,192	1,438	—	—	1,438
Net income	5,569	567	—	6,136	8,850	437	—	9,287	6,413	90	—	6,503
Net (income) loss attributable to noncontrolling interests	52	—	—	52	(97)	—	—	(97)	(331)	—	—	(331)
Net income attributable to stockholders	$5,621	$567	$—	$6,188	$8,753	$437	$—	$9,190	$6,082	$90	$—	$6,172
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

In 2012 we recorded losses on extinguishment of debt within Corporate for segment reporting purposes, and they are excluded from EBIT-adjusted. Previously gains and losses on extinguishment of debt were recorded within the applicable automotive segments. This change is consistent with how management currently views the results of our operations.

The following tables summarize the reconciliation of our automotive segments EBIT-adjusted and GM Financial's income before income taxes to Net income attributable to stockholders and provides supplemental detail of the adjustments, which are presented net of noncontrolling interests (dollars in millions):

	Years Ended December 31,
	2012		2011		2010
Automotive
EBIT-adjusted
GMNA(a)	$6,953	97.7%	$7,194	93.6%	$5,688	82.4%
GME(a)	(1,797)	(25.3)%	(747)	(9.7)%	(1,953)	(28.3)%
GMIO(a)	2,191	30.8%	1,897	24.7%	2,262	32.8%
GMSA(a)	271	3.8%	(122)	(1.6)%	818	11.9%
Corporate and eliminations	(502)	(7.0)%	(540)	(7.0)%	86	1.2%
Total automotive EBIT-adjusted	7,116	100.0%	7,682	100.0%	6,901	100.0%
Adjustments	(36,106)		861		447
Corporate interest income	343		455		465
Automotive interest expense	489		540		1,098
Loss on extinguishment of debt	250
Automotive Financing
GM Financial income before income taxes	744		622		129
Consolidated
Eliminations	(1)		—		—
Income tax expense (benefit)	(34,831)		(110)		672
Net income attributable to stockholders	$6,188		$9,190		$6,172
__________

(a)
Our automotive operations interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our automotive operating segments between EBIT-adjusted and Net income attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Year Ended December 31, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Total
Goodwill impairment charges	$(26,399)	$(590)	$(132)	$—	$—	$(27,121)
Impairment charges of property	—	(3,714)	—	—	—	(3,714)
Impairment charges of intangible assets	—	(1,755)	—	—	—	(1,755)
Pension settlement charges	(2,662)	—	—	—	—	(2,662)
Premium paid to purchase our common stock from the UST	—	—	—	—	(402)	(402)
GM Korea hourly wage litigation	—	—	(336)	—	—	(336)
Impairment charge related to investment in PSA	—	(220)	—	—	—	(220)
Income related to various insurance recoveries	9	7	112	27	—	155
Charge to record General Motors Strasbourg S.A.S. (GMS) assets and liabilities to estimated fair value	—	(119)	—	—	—	(119)
Noncontrolling interests related to redemption of the GM Korea mandatorily redeemable preferred shares	—	—	68	—	—	68
Total adjustments to EBIT	$(29,052)	$(6,391)	$(288)	$27	$(402)	$(36,106)

	Year Ended December 31, 2011
	GMNA	GME	GMIO	GMSA	Corporate	Total
Gain on sale of our New Delphi Class A Membership Interests	$1,645	$—	$—	$—	$—	$1,645
Goodwill impairment charges	—	(1,016)	(258)	—	—	(1,274)
Gain related to HCT settlement	749	—	—	—	—	749
Impairment related to Ally Financial common stock	—	—	—	—	(555)	(555)
Gain on sale of Ally Financial preferred stock	—	—	—	—	339	339
Charges related to HKJV	—	—	(106)	—	—	(106)
Gain on extinguishment of debt	—	—	—	63	—	63
Total adjustments to EBIT	$2,394	$(1,016)	$(364)	$63	$(216)	$861

	Year Ended December 31, 2010
	GMNA	GME	GMIO	GMSA	Corporate	Total
Gain on extinguishment of VEBA Note	$—	$—	$—	$—	$198	$198
Gain on sale of Saab	—	123	—	—	—	123
Gain on acquisition of GMS	—	66	—	—	—	66
Gain on sale of Nexteer Automotive Corporation (Nexteer)	60	—	—	—	—	60
Total adjustments to EBIT	$60	$189	$—	$—	$198	$447

Total Net Sales and Revenue
(Dollars in Millions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,			Year Ended 2012 vs. 2011 Change		Year Ended 2011 vs. 2010 Change
	2012	2011	2010	Amount	%	Amount	%
GMNA	$94,595	$90,233	$83,035	$4,362	4.8%	$7,198	8.7%
GME	22,050	26,757	24,076	(4,707)	(17.6)%	2,681	11.1%
GMIO	27,690	24,761	20,561	2,929	11.8%	4,200	20.4%
GMSA	16,950	16,877	15,379	73	0.4%	1,498	9.7%
GM Financial	1,961	1,410	281	551	39.1%	1,129	n.m.
Total operating segments	163,246	160,038	143,332	3,208	2.0%	16,706	11.7%
Corporate and eliminations	(10,990)	(9,762)	(7,740)	(1,228)	(12.6)%	(2,022)	26.1%
Total net sales and revenue	$152,256	$150,276	$135,592	$1,980	1.3%	$14,684	10.8%
__________
n.m. = not meaningful

In the year ended December 31, 2012 Total net sales and revenue increased by $2.0 billion (or 1.3%) due primarily to: (1) favorable vehicle mix of $3.7 billion; (2) favorable vehicle pricing effect of $1.6 billion; (3) increased wholesale volumes of $1.5 billion; (4) increased GM Financial finance income of $0.6 billion; partially offset by (5) unfavorable net foreign currency effect of $3.7 billion due to the weakening of certain currencies against the U.S. Dollar; (6) decreased revenues from powertrain and parts sales of $0.7 billion due to decreased volumes; (7) reduction in favorable lease residual adjustments of $0.5 billion; (8) decreased revenues from rental car leases of $0.2 billion; and (9) decreased revenues due to the deconsolidation of VM Motori (VMM) in June 2011 of $0.1 billion.

In the year ended December 31, 2011 Total net sales and revenue increased by $14.7 billion (or 10.8%) due primarily to: (1) increased wholesale volumes of $8.6 billion representing 403,000 vehicles; (2) favorable net foreign currency effect of $2.6 billion due to the strengthening of certain currencies against the U.S. Dollar; (3) favorable vehicle pricing effect of $1.6 billion due to model year price increases and reduced sales allowances; (4) increased finance income of $1.1 billion due to the acquisition of GM Financial; (5) increased revenues from powertrain and parts sales of $1.1 billion due to increased volumes; (6) favorable vehicle mix of $0.6 billion; and (7) increased revenue of $0.4 billion due to the acquisition of GMS; partially offset by (8) decreased revenue of $1.0 billion due to the sale of Nexteer in November 2010.

Automotive Cost of Sales

	Years Ended December 31,			Year Ended 2012 vs. 2011 Change		Year Ended 2011 vs. 2010 Change
	2012	2011	2010	Amount	%	Amount	%
Automotive cost of sales	$140,236	$130,386	$118,768	$9,850	7.6%	$11,618	9.8%
Automotive gross margin	$10,059	$18,480	$16,543	$(8,421)	(45.6)%	$1,937	11.7%

The most significant element of our Automotive cost of sales is material cost which makes up approximately two-thirds of the total amount excluding adjustments. The remaining portion includes labor costs, depreciation and amortization, engineering, and policy, product warranty and recall campaigns.

In the year ended December 31, 2012 Automotive cost of sales increased by $9.9 billion (or 7.6%) due primarily to: (1) unfavorable vehicle mix of $4.1 billion; (2) increased employee costs of $4.1 billion including increased pension settlement losses and decreased net pension and OPEB income and separation costs; (3) impairment charges of $3.7 billion for long-lived assets and intangible assets; (4) increased manufacturing expense of $1.4 billion due to new launches; (5) increased costs of $0.6 billion related to increased wholesale volumes; (6) increased policy and product warranty expense of $0.2 billion; partially offset by (7) favorable net foreign currency effect of $3.3 billion due to the weakening of certain currencies against the U.S. Dollar; (8) decreased engineering expense of $0.5 billion; (9) decreased costs of $0.3 billion related to powertrain and parts sales; and (10) decreased costs of $0.1 billion due to the deconsolidation of VMM in June 2011.

In the year ended December 31, 2011 Automotive cost of sales increased by $11.6 billion (or 9.8%), in line with Total net sales and revenue, due primarily to: (1) increased costs related to wholesale volume increases of $6.3 billion; (2) unfavorable net foreign currency effect of $2.4 billion due to the strengthening of certain currencies against the U.S. Dollar; (3) unfavorable vehicle mix of $2.3 billion; (4) increased material, freight and manufacturing costs of $1.7 billion due to higher commodity prices and to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

support new vehicle launches; (5) increased costs of $0.8 billion related to powertrain and parts sales; (6) increased engineering costs of $0.7 billion to support new product development; (7) revisions to restructuring reserves of $0.4 billion related to higher than planned employee utilization in 2010 which did not recur in 2011; and (8) increased costs of $0.3 billion due to the acquisition of GMS; partially offset by (9) decreased costs of $0.9 billion due to the sale of Nexteer in November 2010; (10) decreased depreciation and amortization expense of $0.8 billion related to the amortization of technology intangibles and impairment charges for long-lived assets; (11) a gain of $0.7 billion related to the settlement of the HCT in 2011; (12) decreased restructuring charges of $0.5 billion related to our European operations; and (13) increased net pension and OPEB income of $0.3 billion due to plan remeasurements.

Automotive Selling, General and Administrative Expense

	Years Ended December 31,			Year Ended 2012 vs. 2011 Change		Year Ended 2011 vs. 2010 Change
	2012	2011	2010	Amount	%	Amount	%
Automotive selling, general and administrative expense	$13,593	$12,105	$11,446	$1,488	12.3%	$659	5.8%

In the year ended December 31, 2012 Automotive selling, general and administrative expense increased by $1.5 billion (or 12.3%) due primarily to (1) impairment charges for intangibles and long-lived assets of $1.8 billion; partially offset by (2) favorable net foreign currency effect of $0.3 billion due to the weakening of certain currencies against the U.S. Dollar.

In the year ended December 31, 2011 Automotive selling, general and administrative expense increased by $0.7 billion (or 5.8%) due primarily to: (1) increased advertising and sales promotion expenses of $0.5 billion to support media campaigns and new product launches; (2) unfavorable net foreign exchange effect of $0.2 billion due to the strengthening of certain currencies against the U.S. Dollar; and (3) charges of $0.1 billion related to a single customer's default under various commercial supply agreements; partially offset by (4) legal and other expenses of $0.1 billion primarily related to dealer litigation in 2010 which did not recur in 2011.

Other Automotive Expenses, net

	Years Ended December 31,			Year Ended 2012 vs. 2011 Change		Year Ended 2011 vs. 2010 Change
	2012	2011	2010	Amount	%	Amount	%
Other automotive expenses, net	$438	$58	$118	$380	n.m.	$(60)	(50.8)%
__________
n.m. = not meaningful

In the year ended December 31, 2012 Other automotive expenses, net increased by $0.4 billion due primarily to the premium paid of $0.4 billion on the common stock purchase from the UST.

In the year ended December 31, 2011 Other automotive expenses, net was insignificant.

Goodwill Impairment Charges

	Years Ended December 31,			Year Ended 2012 vs. 2011 Change		Year Ended 2011 vs. 2010 Change
	2012	2011	2010	Amount	%	Amount	%
Goodwill impairment charges	$27,145	$1,286	$—	$25,859	n.m.	$1,286	n.m.
__________
n.m. = not meaningful

In the year ended December 31, 2012 the Goodwill impairment charges increased by $25.9 billion as we recorded charges of $26.4 billion, $0.6 billion and $0.2 billion in GMNA, GME and GMIO in 2012 as compared to $1.0 billion and $0.3 billion in GME and GMIO in 2011. Refer to Note 12 to our consolidated financial statements for additional information related to our Goodwill impairment charges.

Automotive Interest Expense

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,			Year Ended 2012 vs. 2011 Change		Year Ended 2011 vs. 2010 Change
	2012	2011	2010	Amount	%	Amount	%
Automotive interest expense	$489	$540	$1,098	$(51)	(9.4)%	$(558)	(50.8)%

In the year ended December 31, 2012 the decrease in Automotive interest expense was insignificant, as the composition of our debt and related interest rates did not change significantly.

In the year ended December 31, 2011 Automotive interest expense decreased by $0.6 billion (or 50.8%) due primarily to: (1) decreased interest expense related to the UST Credit Agreement, Canadian Loan Agreement (Canadian Loan) and VEBA Note Agreement (VEBA Notes) of $0.3 billion in 2010 which did not recur in 2011; and (2) decreased interest expense related to obligations with Ally Financial of $0.2 billion in 2010.

Interest Income and Other Non-Operating Income, net

	Years Ended December 31,			Year Ended 2012 vs. 2011 Change		Year Ended 2011 vs. 2010 Change
	2012	2011	2010	Amount	%	Amount	%
Interest income and other non-operating income, net	$845	$851	$1,531	$(6)	(0.7)%	$(680)	(44.4)%

In the year ended December 31, 2012 Interest income and other non-operating income, net decreased due primarily to: (1) a gain of $0.3 billion related to the sale of our Ally Financial preferred stock in 2011 which did not recur in 2012; (2) an impairment charge of $0.2 billion related to our investment in PSA; (3) a charge of $0.1 billion to record GMS assets and liabilities to estimated fair value; (4) decreased interest income of $0.1 billion; (5) derivative losses of $0.1 billion related to fair value adjustments; partially offset by (6) an impairment charge of $0.6 billion related to our investment in Ally Financial common stock in 2011 which did not recur in 2012; (7) income related to insurance recoveries of $0.2 billion.

In the year ended December 31, 2011 Interest income and other non-operating income, net decreased by $0.7 billion (or 44.4%) due primarily to: (1) an impairment charge of $0.6 billion related to our investment in Ally Financial common stock; (2) a gain on the reversal of an accrual for contingently issuable shares of our common stock to MLC (Adjustment Shares) of $0.2 billion in 2010 which did not recur in 2011; (3) gains on the sale of Saab and Nexteer of $0.2 billion in 2010 which did not recur in 2011; and (4) a gain on the acquisition of GMS of $0.1 in 2010 which did not recur in 2011; partially offset by (5) a gain of $0.3 billion related to the sale of our Ally Financial preferred stock.

Gains (Losses) on Extinguishment of Debt

	Years Ended December 31,			Year Ended 2012 vs. 2011 Change		Year Ended 2011 vs. 2010 Change
	2012	2011	2010	Amount	%	Amount	%
Gains (losses) on extinguishment of debt	$(250)	$18	$196	$(268)	n.m.	$(178)	(90.8)%
__________
n.m. = not meaningful

In the year ended December 31, 2012, we recorded a loss on extinguishment of debt of $0.3 billion which primarily represented the unamortized debt discount on the GM Korea mandatorily redeemable preferred shares.

In the year ended December 31, 2010 Gain on extinguishment of debt included a gain of $0.2 billion resulting from our repayment of the outstanding amount of VEBA Notes of $2.8 billion.

Income Tax Expense (Benefit)

	Years Ended December 31,			Year Ended 2012 vs. 2011 Change		Year Ended 2011 vs. 2010 Change
	2012	2011	2010	Amount	%	Amount	%
Income tax expense (benefit)	$(34,831)	$(110)	$672	$(34,721)	n.m.	$(782)	n.m.
__________

GENERAL MOTORS COMPANY AND SUBSIDIARIES

n.m. = not meaningful

In the year ended December 31, 2012 income tax benefit increased by $34.7 billion due primarily to: (1) deferred tax asset valuation allowance reversals of $36.3 billion in the U.S. and Canada in 2012 as compared to $0.5 billion in Australia in 2011; and (2) change in U.S. federal tax elections which permitted us to record a tax benefit of $1.1 billion related to foreign tax credits; partially offset by (3) current year U.S. income tax provision of $1.4 billion; and (4) income tax allocation from Accumulated other comprehensive loss to Income tax expense (benefit) of $0.6 billion related to the U.S. salary pension plan.

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

Refer to Note 21 to our consolidated financial statements for additional information related to our income tax expense (benefit).

Equity Income, Net of Tax and Gain on Investments

	Years Ended December 31,			Year Ended 2012 vs. 2011 Change		Year Ended 2011 vs. 2010 Change
	2012	2011	2010	Amount	%	Amount	%
China JVs	$1,521	$1,511	$1,297	$10	0.7%	$214	16.5%
New Delphi (including gain on disposition)	—	1,727	117	(1,727)	n.m.	1,610	n.m.
Others	41	(46)	24	87	n.m.	(70)	n.m.
Total equity income, net of tax and gain on investments	$1,562	$3,192	$1,438	$(1,630)	(51.1)%	$1,754	122.0%
__________
n.m. = not meaningful

In the year ended December 31, 2012 Equity income, net of tax and gain on investments decreased by $1.6 billion (or 51.1%) due primarily to: (1) a $1.6 billion gain related to the sale of our New Delphi Class A Membership Interests and related equity income for the year ended December 31, 2011 that did not recur for the year ended December 31, 2012. Income from our China JVs increased slightly.

In the year ended December 31, 2011 Equity income, net of tax and gain on investments increased by $1.8 billion (or 122.0%) due primarily to a gain of $1.6 billion related to the sale of our New Delphi Class A Membership Interests and increased equity income related to our China JVs of $0.2 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidating Financial Condition
(In millions, except share amounts)

	December 31, 2012				December 31, 2011
	Automotive	GM Financial	Eliminations	Consolidated	Automotive	GM Financial	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$17,133	$1,289	$—	$18,422	$15,499	$572	$—	$16,071
Marketable securities	8,988	—	—	8,988	16,148	—	—	16,148
Restricted cash and marketable securities	220	466	—	686	206	799	—	1,005
Accounts and notes receivable, net	10,384	34	(23)	10,395	9,949	52	(37)	9,964
GM Financial finance receivables, net	—	4,089	(45)	4,044	—	3,251	—	3,251
Inventories	14,714	—	—	14,714	14,324	—	—	14,324
Equipment on operating leases, net	1,782	—	—	1,782	2,464	—	—	2,464
Deferred income taxes	9,369	59	1	9,429	526	1	—	527
Other current assets	1,487	60	(11)	1,536	1,131	45	(7)	1,169
Total current assets	64,077	5,997	(78)	69,996	60,247	4,720	(44)	64,923
Non-current Assets
Restricted cash and marketable securities	380	302	—	682	912	316	—	1,228
GM Financial finance receivables, net	—	6,955	(1)	6,954	—	5,911	—	5,911
Equity in net assets of nonconsolidated affiliates	6,883	—	—	6,883	6,790	—	—	6,790
Property, net	24,144	52	—	24,196	22,957	47	1	23,005
Goodwill	695	1,278	—	1,973	27,741	1,278	—	29,019
Intangible assets, net	6,809	—	—	6,809	10,013	1	—	10,014
GM Financial equipment on operating leases, net	—	1,703	(54)	1,649	—	809	(24)	785
Deferred income taxes	27,883	38	1	27,922	514	(2)	—	512
Other assets	2,873	43	(558)	2,358	2,686	32	(302)	2,416
Total non-current assets	69,667	10,371	(612)	79,426	71,613	8,392	(325)	79,680
Total Assets	$133,744	$16,368	$(690)	$149,422	$131,860	$13,112	$(369)	$144,603
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$25,132	$57	$(23)	$25,166	$24,531	$58	$(38)	$24,551
Short-term debt and current portion of long-term debt
Automotive	1,792	—	(44)	1,748	1,682		—	1,682
GM Financial	—	3,770	—	3,770	—	4,118	—	4,118
Accrued liabilities	23,168	170	(30)	23,308	22,767	119	(11)	22,875
Total current liabilities	50,092	3,997	(97)	53,992	48,980	4,295	(49)	53,226
Non-current Liabilities
Long-term debt
Automotive	3,425	—	(1)	3,424	3,613	—	—	3,613
GM Financial	—	7,108	—	7,108	—	4,420	—	4,420
Postretirement benefits other than pensions	7,309	—	—	7,309	6,836	—	—	6,836
Pensions	27,420	—	—	27,420	25,075	—	—	25,075
Other liabilities and deferred income taxes	13,048	712	(591)	13,169	12,355	406	(319)	12,442
Total non-current liabilities	51,202	7,820	(592)	58,430	47,879	4,826	(319)	52,386
Total Liabilities	101,294	11,817	(689)	112,422	96,859	9,121	(368)	105,612
Commitments and contingencies
Equity
Preferred stock, $0.01 par value
Series A	5,536	—	—	5,536	5,536	—	—	5,536
Series B	4,855	—	—	4,855	4,855	—	—	4,855
Common stock, $0.01 par value	14	—	—	14	16	—	—	16
Capital surplus (principally additional paid-in capital)	23,834	—	—	23,834	26,391	—	—	26,391
Retained earnings	5,503	4,554	—	10,057	3,186	3,998	(1)	7,183
Accumulated other comprehensive loss	(8,048)	(3)	(1)	(8,052)	(5,854)	(7)	—	(5,861)
Total stockholders’ equity	31,694	4,551	(1)	36,244	34,130	3,991	(1)	38,120
Noncontrolling interests	756	—	—	756	871	—	—	871
Total Equity	32,450	4,551	(1)	37,000	35,001	3,991	(1)	38,991
Total Liabilities and Equity	$133,744	$16,368	$(690)	$149,422	$131,860	$13,112	$(369)	$144,603

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Current Assets

Marketable securities decreased by $7.2 billion (or 44.3%) due primarily to our reinvesting in shorter-term cash equivalents as these marketable securities matured to rebalance our securities portfolio in the normal course of business.

GM Financial finance receivables, net increased by $0.8 billion (or 24.4%) due primarily to an increase of new originations and purchases of consumer and commercial finance receivables, partially offset by principal collections.

Equipment on operating lease, net decreased by $0.7 billion (or 27.7%) due primarily to depreciation expense and impairment charges of $0.4 billion in the year ended December 31, 2012 and a net decrease of $0.3 billion in vehicles under lease.

Deferred income taxes increased by $8.9 billion due primarily to the valuation allowance reversals in the U.S. and Canada.

Non-Current Assets

Restricted cash and marketable securities decreased by $0.5 billion (or 44.5%) due primarily to the release of restricted cash and marketable securities that previously served as collateral on various performance guarantees that are no longer required.

GM Financial finance receivables, net increased by $1.0 billion (or 17.6%) due primarily to an increase of new originations and purchases of consumer and commercial finance receivables, partially offset by expected principal payments considered current.

Goodwill decreased by $27.0 billion (or 93.2%) due to the impairment charges in GMNA of $26.4 billion and in GME of $0.6 billion and GMIO of $0.2 billion; partially offset by additions of $0.1 billion related to the acquisition of HKJV.

Intangible assets, net decreased by $3.2 billion (or 32.0%) due primarily to impairment charges in GME of $1.8 billion and amortization of $1.6 billion; partially offset by additions of $0.1 billion related to the acquisition of HKJV.

GM Financial equipment on operating leases, net increased by $0.9 billion (or 110.1%) due primarily to a net increase in leased vehicles purchased in the U.S. and Canada of $1.2 billion; partially offset by depreciation of $0.2 billion.

Deferred income taxes increased by $27.4 billion due primarily to the valuation allowance reversals in the U.S. and Canada.

Non-Current Liabilities

GM Financial long-term debt increased by $2.7 billion (or 60.8%) due primarily to: (1) the issuance of securitization notes payable of $4.1 billion; (2) the issuance of 4.75% senior notes of $1.0 billion; partially offset by (3) long-term debt reclassed to current of $2.5 billion.

GM North America
(Dollars in Millions)

	Years Ended December 31,			Year Ended 2012 vs. 2011 Change		Year Ended 2011 vs. 2010 Change
	2012	2011	2010	Amount	%	Amount	%
Total net sales and revenue	$94,595	$90,233	$83,035	$4,362	4.8%	$7,198	8.7%
EBIT-adjusted	$6,953	$7,194	$5,688	$(241)	(3.4)%	$1,506	26.5%

GMNA Total Net Sales and Revenue

In the year ended December 31, 2012 Total net sales and revenue increased by $4.4 billion (or 4.8%) due primarily to: (1) increased wholesale volumes of $3.9 billion representing 156,000 vehicles (or 4.9%) due to increased industry demand and successful recent vehicle launches such as the Buick Verano, Cadillac ATS, Cadillac XTS, Chevrolet Sonic and Chevrolet Spark; (2) favorable vehicle mix of $1.1 billion; and (3) favorable vehicle pricing of $0.5 billion; partially offset by (4) reduction in favorable lease residual adjustments of $0.5 billion; and (5) unfavorable net foreign currency effect of $0.2 billion due to the weakening of the CAD and Mexican Peso against the U.S. Dollar.

In the year ended December 31, 2011 Total net sales and revenue increased by $7.2 billion (or 8.7%) due primarily to: (1)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

increased wholesale volumes of $7.3 billion representing 299,000 vehicles (or 10.3%) due to increased industry demand and successful recent vehicle launches such as the Chevrolet Cruze, Chevrolet Equinox and GMC Terrain; (2) favorable vehicle pricing of $1.1 billion; (3) increased revenues from Customer Care and Aftersales of $0.4 billion due to increased volumes; and (4) favorable net foreign currency effect of $0.3 billion due to the strengthening of the CAD against the U.S. Dollar; partially offset by (5) unfavorable vehicle mix of $1.1 billion; and (6) decreased revenue of $1.0 billion due to the sale of Nexteer in November 2010.

GMNA EBIT -Adjusted

The most significant factors which influence GMNA's profitability are industry volume (primarily U.S. seasonally adjusted annual rate) and market share. While not as significant as industry volume and market share, another factor affecting profitability is the relative mix of vehicles (cars, trucks, crossovers) sold. Variable profit is a key indicator of product profitability. Variable profit is defined as revenue less material cost, freight, the variable component of manufacturing expense, and policy and warranty expense. Vehicles with higher selling prices generally have higher variable profit. Trucks sold in the U.S. currently have a variable profit of approximately 150% of our portfolio on a weighted-average basis. Crossover vehicles' variable profits are in line with the overall portfolio on a weighted-average basis, and cars are approximately 50% of the portfolio on a weighted-average basis.

In the year ended December 31, 2012 EBIT-adjusted decreased by $0.2 billion (or 3.4%) due primarily to: (1) decrease in U.S. pension income of $0.8 billion due to December 31, 2011 plan remeasurements; (2) increase in manufacturing expense, including new launches, of $0.6 billion; (3) reduction in favorable lease residual adjustments of $0.5 billion; (4) unfavorable net vehicle mix of $0.3 billion; and (5) unfavorable policy and warranty adjustments of $0.2 billion; partially offset by (6) increased net wholesale volumes of $1.1 billion due to increased industry demand and successful recent vehicle launches; (7) favorable vehicle pricing effect of $0.5 billion; (8) decreased material prices and freight of $0.4 billion; and (9) decreased engineering expense and other technology fees of $0.3 billion.

In the year ended December 31, 2011 EBIT-adjusted increased by $1.5 billion (or 26.5%) due primarily to: (1) increased net wholesale volumes of $1.9 billion due to increased industry demand and successful recent vehicle launches; (2) favorable vehicle pricing effect of $1.1 billion; (3) decreased amortization expense of $0.7 billion due to the effect of double-declining amortization of technology intangibles which were recorded on July 10, 2009 and impairment charges for long-lived assets in 2010; (4) favorable foreign currency effect of $0.5 billion due to the weakening of the CAD against the U.S. Dollar; and (5) increase in net pension and OPEB income of $0.3 billion due to December 31, 2010 plan remeasurements; partially offset by (6) unfavorable net vehicle mix of $1.8 billion; (7) increased engineering expense and other technology fees of $0.5 billion to support new product development; (8) increased material prices and freight of $0.4 billion; and (9) reduction in favorable adjustments of $0.4 billion to restructuring reserves due to increased production capacity utilization and revisions to productivity initiatives in 2010.

GM Europe
(Dollars in Millions)

	Years Ended December 31,			Year Ended 2012 vs. 2011 Change		Year Ended 2011 vs. 2010 Change
	2012	2011	2010	Amount	%	Amount	%
Total net sales and revenue	$22,050	$26,757	$24,076	$(4,707)	(17.6)%	$2,681	11.1%
EBIT (loss)-adjusted	$(1,797)	$(747)	(1,953)	$(1,050)	n.m.	1,206	(61.8)%

GME Total Net Sales and Revenue

In the year ended December 31, 2012 Total net sales and revenue decreased by $4.7 billion (or 17.6%) due primarily to: (1) decreased wholesale volumes of $2.7 billion representing 182,000 vehicles (or 14.4%) due to the weak European economy; (2) unfavorable foreign currency effect of $1.7 billion, due to the strengthening of the U.S. Dollar against the Euro, Russian Ruble, Hungarian Forint, Turkish Lira, and British Pound; (3) decreased parts, accessories and powertrain engine and transmission sales of $0.4 billion associated with lower demand; (4) a decrease of $0.2 billion due to unfavorable price effects primarily resulting from increased incentive support associated with strong competition; (5) a decrease of $0.1 billion due to the deconsolidation of VMM in June 2011; (6) a decrease of $0.1 billion in components sales; partially offset by (7) favorable vehicle mix of $0.5 billion due to the new generation Astra GTC, Opel Mokka, and Ampera and increased sales of other higher priced vehicles.

In the year ended December 31, 2011 Total net sales and revenue increased by $2.7 billion (or 11.1%) due primarily to: (1)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

favorable foreign currency effect of $1.1 billion, due to the strengthening of the Euro, British Pound and Swiss Franc against the U.S. Dollar; (2) favorable vehicle mix of $1.1 billion due to the new generation Opel Meriva and Opel Astra and increased sales of other higher priced vehicles; (3) revenue from GMS of $0.4 billion, which we acquired in 2010; (4) increased powertrain engine and transmission sales of $0.3 billion, in support of the Chevrolet Cruze and Chevrolet Volt; (5) increased components sales of $0.2 billion; and (6) increased volumes of $0.1 billion due primarily to a 16,000 vehicles (or 1.3%) increase in wholesales; partially offset by (7) a reduction in Saab brand sales of $0.2 billion related to the sale of Saab in 2010; and (8) a decrease of $0.1 billion due to the deconsolidation of VMM in June 2011.

GME EBIT (Loss)-Adjusted

In the year ended December 31, 2012 EBIT (loss)-adjusted increased by $1.1 billion due primarily to: (1) decreased volumes of $0.5 billion; (2) unfavorable net vehicle mix of $0.4 billion; (3) a decrease of $0.2 billion resulting from the net effect of changes in an embedded foreign currency derivative asset associated with a long-term supply agreement; (4) decreased parts, accessories and powertrain engine and transmission sales of $0.2 billion, associated with lower demand; (5) a decrease of $0.2 billion due to unfavorable price effects; partially offset by (6) lower manufacturing and material costs of $0.4 billion and (7) favorable net foreign currency effect of $0.1 billion, due to the strengthening of the U.S. Dollar against the Euro, Russian Ruble, Hungarian Forint, Turkish Lira, and British Pound.

In the year ended December 31, 2011 EBIT (loss)-adjusted decreased by $1.2 billion (or 61.8%) due primarily to: (1) higher restructuring charges of $0.5 billion recorded in 2010 for separation programs in Belgium, Spain, Germany and the United Kingdom; (2) decreased manufacturing costs of $0.3 billion related to the closing of the Antwerp, Belgium facility and European wide labor savings; (3) favorable net vehicle mix of $0.2 billion; (4) an increase of $0.2 billion in an embedded foreign currency exchange derivative asset associated with a long-term supply agreement entered into in 2010; (5) EBIT-adjusted from GMS of $0.1 billion; offset by (6) unfavorable net foreign currency effect of $0.1 billion; and (7) charges of $0.1 billion related to a single customer's default under various commercial supply agreements.

GM International Operations
(Dollars in Millions)

	Years Ended December 31,			Year Ended 2012 vs. 2011 Change		Year Ended 2011 vs. 2010 Change
	2012	2011	2010	Amount	%	Amount	%
Total net sales and revenue	$27,690	$24,761	$20,561	$2,929	11.8%	$4,200	20.4%
EBIT-adjusted	$2,191	$1,897	$2,262	$294	15.5%	$(365)	(16.1)%

GMIO Total Net Sales and Revenue

In the year ended December 31, 2012 Total net sales and revenue increased by $2.9 billion (or 11.8%) due primarily to: (1) increased wholesale volumes of $2.4 billion representing 146,000 vehicles due primarily to strong industry growth across the region; (2) favorable vehicle pricing of $0.8 billion due to higher pricing on new models launched and (3) favorable vehicle mix of $0.4 billion due to increased export of new products; partially offset by (4) unfavorable net foreign currency effect of $0.6 billion due to the weakening of the Korean Won and South Africa Rand against the U.S. Dollar; and (5) unfavorable components, parts and accessories sales of $0.1 billion.

In the year ended December 31, 2011 Total net sales and revenue increased by $4.2 billion (or 20.4%) due primarily to: (1) increased wholesale volume of $2.7 billion representing 113,000 vehicles due to strong industry growth across the region; (2) favorable net foreign currency effect of $0.8 billion due to the strengthening of currencies such as the Australian Dollar, the Korean Won and the Euro against the U.S. Dollar; (3) favorable vehicle mix of $0.5 billion due to launches of the Alpheon and Chevrolet Orlando; and (4) favorable vehicle pricing effect of $0.2 billion due to higher pricing on new models launched and lower sales incentives.

The vehicle sales of our China JVs and of HKJV prior to September 1, 2012, the date we consolidated HKJV, are not recorded in Total net sales and revenue. The results of our nonconsolidated joint ventures are recorded in Equity income, net of tax and gain on investments. Refer to Notes 4 and 10 to our consolidated financial statements for further detail on the acquisition of HKJV.

GMIO EBIT-Adjusted

In the year ended December 31, 2012 EBIT-adjusted increased by $0.3 billion (or 15.5%) due primarily to: (1) favorable pricing

GENERAL MOTORS COMPANY AND SUBSIDIARIES

of $0.8 billion due to higher pricing on new models launched; (2) favorable net wholesale volumes of $0.5 billion and (3) net gain of $0.1 billion measured as the difference between the fair value of our 50% interest in HKJV and the investment's carrying amount at the date of acquisition; partially offset by (4) increased costs of $0.9 billion due primarily to increased material, freight and manufacturing costs; and (5) unfavorable net vehicle mix of $0.3 billion.

In the year ended December 31, 2011 EBIT-adjusted decreased by $0.4 billion (or (16.1)%) due primarily to: (1) increased engineering expenses and other technology fees of $0.5 billion to support new product development; (2) increased material, depreciation and amortization and other manufacturing costs of $0.3 billion; (3) unfavorable net vehicle mix of $0.2 billion; (4) increased advertising and sales promotion expenses of $0.2 billion to support media campaigns for launches of new products and the launch of the Chevrolet brand in Korea; (5) unfavorable net foreign currency effect of $0.1 billion; partially offset by (6) favorable net wholesale volumes of $0.5 billion; (7) favorable pricing effect of $0.2 billion due to higher pricing on new models launched and lower sales incentives; (8) increased equity income, net of tax, $0.2 billion from the operating results of our China JVs; and (9) decreased non-controlling interest of $0.2 billion attributable to minority shareholders.

GM South America
(Dollars in Millions)

	Years Ended December 31,			Year Ended 2012 vs. 2011 Change		Year Ended 2011 vs. 2010 Change
	2012	2011	2010	Amount	%	Amount	%
Total net sales and revenue	$16,950	$16,877	$15,379	$73	0.4%	$1,498	9.7%
EBIT (loss)-adjusted	$271	$(122)	$818	$393	n.m.	$(940)	n.m.
__________
n.m. = not meaningful

GMSA Total Net Sales and Revenue

In the year ended December 31, 2012 Total net sales and revenue increased by $0.1 billion (or 0.4%) due primarily to: (1) favorable vehicle mix of $1.6 billion due to increased sales of Chevrolet Cruze and Chevrolet S10; (2) favorable vehicle pricing effect of $0.5 billion, primarily in Argentina due to higher inflation and in Venezuela due to the hyperinflationary economy; and (3) increased revenue from parts and accessories sales of $0.1 billion; partially offset by (4) unfavorable net foreign currency effect of $1.5 billion, due to the strengthening of the U.S. dollar against major currencies such as the Brazilian Real and Argentinian Peso; and (5) decreased wholesale volumes of $0.6 billion representing 44,000 vehicles (or 4.0%) due to deteriorated market share driven by increased competition and aggressive pricing in the market.

In the year ended December 31, 2011 Total net sales and revenue increased by $1.5 billion (or 9.7%) due primarily to: (1) increased wholesale volumes of $0.6 billion representing 59,000 vehicles (or 5.7%) due to improved macroeconomic conditions and industry growth throughout the region; (2) favorable net foreign currency effect of $0.5 billion, due to the strengthening of currencies such as the Brazilian Real and Colombian Peso against the U.S. Dollar; (3) favorable vehicle pricing effect of $0.3 billion, due primarily to the hyperinflationary economy in Venezuela; and (4) favorable vehicle mix of $0.1 billion due primarily to increased sales of the Chevrolet Cruze.

GMSA EBIT (Loss)-Adjusted

In the year ended December 31, 2012 EBIT-adjusted was $0.3 billion compared to EBIT (loss)-adjusted of $0.1 billion in the year ended December 31, 2011 due primarily to: (1) favorable net vehicle mix of $0.5 billion due to increased sales of Chevrolet Cruze and Chevrolet S10; (2) favorable vehicle pricing effect of $0.5 billion, primarily in Argentina due to higher inflation and in Venezuela due to the hyperinflationary economy; (3) decreases in contingency reserves of $0.1 billion due to the resolution of certain items at amounts lower than previously expected; and (4) a bargain purchase gain of $50 million on the purchase of GMAC Venezuela; partially offset by (5) increased material, freight and manufacturing costs of $0.5 billion, (6) unfavorable net wholesale volumes of $0.2 billion; and (7) increased administrative and advertising and sales promotion expenses of $0.1 billion to support launches of new products.

In the year ended December 31, 2011 EBIT-adjusted was a loss of $0.1 billion compared to EBIT-adjusted of $0.8 billion in the year ended December 31, 2010 due primarily to: (1) increased material and freight of $0.7 billion; (2) increased manufacturing costs of $0.3 billion; and (3) foreign currency transaction gains of $0.3 billion recorded in 2010 due to preferential foreign currency exchange rates in Venezuela, which were discontinued in 2011; and (4) unfavorable $0.1 billion related to separation costs; partially

GENERAL MOTORS COMPANY AND SUBSIDIARIES

offset by (5) favorable vehicle pricing effect of $0.3 billion due primarily to the hyperinflationary economy in Venezuela.

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

GM Financial
(Dollars in Millions)

	Years Ended December 31,		Three Months Ended December 31, 2010	Year Ended 2012 vs. 2011 Change
	2012	2011		Amount	%
Total revenue	$1,961	$1,410	$281	$551	39.1%
Income before income taxes	$744	$622	$129	$122	19.6%

GM Financial Revenue

In the year ended December 31, 2012 Total revenue increased by $0.6 billion (or 39.1%) due primarily to: (1) increased finance charge income of $0.3 billion, due to a larger portfolio; and (2) increased leased vehicles income of $0.2 billion due to the increased size of the leased asset portfolio.

In the year ended December 31, 2011 Total revenue included finance charge income of $1.2 billion and other income of $0.2 billion.

In the three months ended December 31, 2010 Total revenue included finance charge income of $0.3 billion. The effective yield on GM Financial's finance receivables was 12.1% for the three months ended December 31, 2010.

GM Financial Income Before Income Taxes

In the year ended December 31, 2012 Income before income taxes increased by $0.1 billion (or 19.6%) due primarily to: (1) increased revenue of $0.6 billion; partially offset by (2) increased leased vehicle expenses of $0.1 billion due to a larger lease portfolio; (3) increased provision for loan losses of $0.1 billion due to a larger loan portfolio; (4) increased interest expenses of $0.1 billion primarily due to new debt; and (5) increased operating expenses of $0.1 billion due to an increase of personnel to support company growth.

Average debt outstanding in the year ended December 31, 2012 was $9.5 billion and the effective rate of interest of debt was 3.0%.

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

Average debt outstanding in the year ended December 31, 2011 was $7.6 billion and the effective rate of interest of debt was 2.7%.

In the three months ended December 31, 2010 results included: (1) Total revenue of $0.3 billion; partially offset by (2) operating and leased vehicle expenses of $0.1 billion; and; (3) other collectively insignificant items.

Average debt outstanding in the three months ended December 31, 2010 was $7.3 billion and the effective rate of interest debt was 2.0%.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Corporate
(Dollars in Millions)

	Years Ended December 31,			Year Ended 2012 vs. 2011 Change		Year Ended 2011 vs. 2010 Change
	2012	2011	2010	Amount	%	Amount	%
Total net sales and revenue	$40	$61	$134	$(21)	(34.4)%	$(73)	(54.5)%
Net income (loss) attributable to stockholders	$33,814	$(453)	$(877)	$34,267	n.m.	$424	(48.3)%
__________
n.m. = not meaningful

Nonsegment operations are classified as Corporate. Corporate includes an investment in Ally Financial, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures, and certain nonsegment specific revenues and expenses.

Corporate Total Net Sales and Revenue

Total net sales and revenue includes revenue earned for portfolio management services performed for third-parties and the change in the year ended December 31, 2012 was insignificant.

In the year ended December 31, 2011 Total net sales and revenue decreased by $0.1 billion (or 54.5%) due primarily to decreased revenue earned on portfolio management services performed for third-parties due to the planned reduction of third-party assets managed and decreased lease financing revenues related to the liquidation of the portfolio of automotive retail leases. Average outstanding retail leases on-hand decreased to a de minimus level at December 31, 2011 compared to 7,000 at December 31, 2010.

Corporate Net Income (Loss) Attributable to Stockholders

In the year ended December 31, 2012 Net income attributable to stockholders increased by $34.3 billion due primarily to: (1) deferred tax asset valuation allowance reversals of $36.3 billion in the U.S and Canada in 2012 as compared to $0.5 billion in Australia in 2011, offset by other 2012 tax-related matters of $0.9 billion; and (2) an impairment charge of $0.6 billion in our investment in Ally Financial common stock in 2011; offset by (3) the premium paid to purchase our common stock from the UST of $0.4 billion in December 2012; (4) a gain of $0.3 billion related to the sale of our Ally Financial preferred stock in 2011; and (5) loss on extinguishment of debt in 2012 of $0.3 billion which primarily represented the unamortized debt discount on the GM Korea mandatorily redeemable preferred shares.

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

Liquidity and Capital Resources
Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our secured revolving credit facilities will be sufficient to meet our liquidity needs. However, we expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations. Our known material future uses of cash which may vary from time to time based on market conditions and other factors include, among other possible demands in 2013: (1) reinvestment in our business through capital expenditures of approximately $8 billion as well as engineering and product development activities; (2) acquiring certain Ally Financial international operations for approximately $4.2 billion; (3) payments to service debt and other long-term obligations; (4) dividend payments on our Series A and Series B Preferred Shares of $0.9 billion; and (5) certain litigation and income and indirect tax-related administrative proceedings that may require that we make payments or deposit funds in escrow estimated at $0.8 billion.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the section of this report

GENERAL MOTORS COMPANY AND SUBSIDIARIES

entitled “Risk Factors,” some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Recent Management Initiatives

Maintaining minimal financial leverage remains a key strategic initiative. We continue to monitor and evaluate opportunities to optimize our liquidity position and capital structure in order to strengthen our balance sheet including options to fund and derisk our pension plans. We continue to evaluate potential repayments of obligations prior to maturity, certain of which may be deeply discounted. Any such repayments may negatively affect our liquidity in the short-term.

In December 2012 we purchased 200 million shares of our common stock from the UST at a price of $27.50 per share for a total of $5.5 billion. The purchase price represented a premium to the prior day's closing price of $25.49. We allocated the purchase price between a direct reduction to shareholder's equity of $5.1 billion and a charge to earnings of $0.4 billion, representing the premium and recorded in Other automotive expenses, net.

In the year ended December 31, 2012 we made prepayments of $0.8 billion on debt obligations with a carrying amount of $0.5 billion. We recorded a loss on extinguishment of debt of $0.3 billion which primarily represented the unamortized debt discount on the GM Korea mandatorily redeemable preferred shares.

In November 2012 we entered into two new secured revolving credit facilities with an aggregate borrowing capacity of $11.0 billion. These facilities replaced our five-year, $5.0 billion secured revolving credit facility and provide additional liquidity, improved terms and increased financing flexibility including the ability to borrow in currencies other than U.S. dollars. The facilities are described below in greater detail.

In November and December 2012 the Retiree Plan purchased group annuity contracts from an insurance company to pay and administer future annuity payments to certain of our salaried retirees. We provided the salaried pension plan with funding through contributions and short-term interest free loans of $2.4 billion, of which $2.3 billion was deemed a pension contribution at December 31, 2012. Refer to Note 18 to our consolidated financial statements for additional details on pension activities.

Investment Actions

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

In November 2012 GM Financial entered into agreements with Ally Financial to acquire substantially all of Ally Financial's automotive finance and financial services business in Europe and Latin America and Ally Financial's equity interests in GMAC-SAIC that conducts automotive finance services operations in China. The purchase price to acquire this business and equity interests is approximately $4.2 billion, subject to certain possible closing adjustments, and is expected to close in stages during 2013. Refer to Note 4 to our consolidated financial statements for additional information on our agreement to acquire certain Ally Financial international operations.

In September 2012 we acquired security interests in the mandatorily redeemable preferred shares issued by GM Korea for $0.3 billion. The transaction did not meet the criteria for an extinguishment of the liability. Therefore we have classified these interests as an available-for-sale marketable security. GM Korea has since partially redeemed the mandatorily redeemable preferred shares which reduced the fair value of the security interests we hold to $0.2 billion at December 31, 2012.

In February 2012 we entered into an agreement with PSA to create an alliance to leverage the strengths and capabilities of our two companies and acquired a seven percent equity stake in PSA for $0.4 billion; against which we recorded impairment charges of $0.2 billion in the three months ended December 31, 2012. Refer to Note 7 to our consolidated financial statements for additional information on our investment in PSA.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidating Statements of Cash Flows
(In millions)

	Year Ended December 31, 2012					Year Ended December 31, 2011			Year Ended December 31, 2010
	Automotive		GM Financial		Consolidated	Automotive	GM Financial	Consolidated	Automotive	GM Financial	Consolidated
Cash flows from operating activities
Net income	$5,569		$567		$6,136	$8,850	$437	$9,287	$6,413	$90	$6,503
Depreciation, impairment charges and amortization expense	38,546		216		38,762	7,344	83	7,427	6,923	7	6,930
Foreign currency remeasurement and transaction (gains) losses	117		—		117	56	(1)	55	209	1	210
Amortization of discount (premium) and issuance costs on debt issues	189		(1)		188	200	(40)	160	163	(28)	135
Undistributed earnings of nonconsolidated affiliates and gain on investments	(179)		—		(179)	(1,947)	—	(1,947)	(753)	—	(753)
Pension contributions and OPEB payments	(3,759)		—		(3,759)	(2,269)	—	(2,269)	(5,723)	—	(5,723)
Pension and OPEB (income) expense, net	3,232		—		3,232	(755)	—	(755)	412	—	412
(Gains) losses on extinguishment of debt	250		—		250	(18)	—	(18)	(196)	—	(196)
Provisions (benefits) for deferred taxes	(35,462)		(99)		(35,561)	(311)	(7)	(318)	242	12	254
Change in other investments and miscellaneous assets	(57)		—		(57)	(155)	—	(155)	(137)	—	(137)
Change in other operating assets and liabilities	630		57		687	(3,897)	(70)	(3,967)	(981)	15	(966)
Other operating activities	555		234		789	331	335	666	17	94	111
Net cash provided by operating activities	9,631		974		10,605	7,429	737	8,166	6,589	191	6,780
Cash flows from investing activities
Expenditures for property	(8,055)		(13)		(8,068)	(6,241)	(8)	(6,249)	(4,200)	(2)	(4,202)
Available-for-sale marketable securities, acquisitions	(4,650)		—		(4,650)	(20,535)	—	(20,535)	(11,012)	—	(11,012)
Trading marketable securities, acquisitions	(6,234)		—		(6,234)	(6,571)	—	(6,571)	(358)	—	(358)
Available-for-sale marketable securities, liquidations	10,519		—		10,519	15,825	—	15,825	5,611	—	5,611
Trading marketable securities, liquidations	7,267		—		7,267	660	—	660	343	—	343
Acquisition of companies, net of cash acquired(a)	(44)		—		(44)	(53)	—	(53)	(3,580)	538	(3,042)
Increase due to consolidation of business units	—		—		—	—	—	—	63	—	63
Proceeds from sale of business units/investments, net	18		—		18	4,821	—	4,821	317	—	317
Increase in restricted cash and marketable securities	(525)		(136)		(661)	(543)	(185)	(728)	(871)	(47)	(918)
Decrease in restricted cash and marketable securities	1,043		483		1,526	1,894	173	2,067	13,823	92	13,915
Purchases and originations of finance receivables	—		(6,789)		(6,789)	—	(5,012)	(5,012)	—	(947)	(947)
Principal collections and recoveries on finance receivables	—		4,674		4,674	—	3,719	3,719	—	871	871
Purchases of leased vehicles, net	—		(1,050)		(1,050)	—	(837)	(837)	—	(11)	(11)
Proceeds from termination of leased vehicles	4		55		59	9	38	47	346	—	346
Other investing activities	(72)		—		(72)	106	—	106	236	21	257
Net cash provided by (used in) investing activities	(729)		(2,776)		(3,505)	(10,628)	(2,112)	(12,740)	718	515	1,233
Cash flows from financing activities
Net increase (decrease) in short-term debt	(247)		—		(247)	131	—	131	(1,097)	—	(1,097)
Proceeds from issuance of debt (original maturities greater than three months)	436		8,600		9,036	467	8,567	9,034	718	1,168	1,886
Payments on debt (original maturities greater than three months)	(1,143)		(6,234)		(7,377)	(1,471)	(6,997)	(8,468)	(10,536)	(1,675)	(12,211)
Proceeds from issuance of stock	4		—		4	11	—	11	4,857	—	4,857
Payments to purchase stock	(5,098)	—	—	—	(5,098)	—	—	—	(1,462)	—	(1,462)
Payments to acquire noncontrolling interest	—		—		—	(100)	—	(100)	(6)	—	(6)
Debt issuance costs and fees paid for debt modifications	(72)		(48)		(120)	—	(50)	(50)	(161)	(4)	(165)
Cash dividends paid (including premium paid on redemption of Series A Preferred Stock)	(939)		—		(939)	(916)	—	(916)	(1,572)	—	(1,572)
Net cash provided by (used in) financing activities	(7,059)		2,318		(4,741)	(1,878)	1,520	(358)	(9,259)	(511)	(9,770)
Effect of exchange rate changes on cash and cash equivalents	(9)		1		(8)	(250)	(3)	(253)	(57)	—	(57)
Net transactions with Automotive/GM Financial	(200)		200		—	(235)	235	—	—	—	—
Net increase (decrease) in cash and cash equivalents	1,634		717		2,351	(5,562)	377	(5,185)	(2,009)	195	(1,814)
Cash and cash equivalents reclassified to assets held for sale	—		—		—	—	—	—	391	—	391
Cash and cash equivalents at beginning of period	15,499		572		16,071	21,061	195	21,256	22,679	—	22,679
Cash and cash equivalents at end of period	$17,133		$1,289		$18,422	$15,499	$572	$16,071	$21,061	$195	$21,256
__________

(a)	Represents cash on hand at acquisition for GM Financial in the year ended December 31, 2010.

Automotive

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Available Liquidity

Total available liquidity includes cash, cash equivalents, marketable securities and funds available under credit facilities. At December 31, 2012 our total available liquidity was $37.2 billion, including funds available under credit facilities of $11.1 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Available liquidity held within North America and at our regional treasury centers represented approximately 84% of our available liquidity at December 31, 2012. A portion of our available liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods including intercompany loans to utilize these funds across our global operations as needed.

Our cash equivalents and marketable securities balances include investments in U.S. government and agency obligations, foreign government securities, time deposits and certificates of deposits and corporate debt securities, and are primarily denominated in U.S. Dollars and CAD. We maintained cash investments in CAD denominated securities of $6.6 billion at December 31, 2012. These cash investments will incur foreign exchange gains or losses based on the movement of the CAD in relation to the U.S. Dollar and will therefore reduce our net CAD foreign exchange exposure, which primarily relates to pension and OPEB liabilities. We expect to maintain a sufficient amount of CAD deposits and investments to offset the liabilities denominated in CAD and expect the amount of CAD denominated securities to decrease in 2013. These funds continue to be available to fund our normal ongoing operations and are included in our available liquidity.

Our investment guidelines, which we may change from time to time, prescribe certain minimum credit rating thresholds and limit our exposures to any particular sector, asset class, issuance or security type. Substantially all of our current investments in debt securities are with A/A2 or better rated issuers. We actively monitor and manage our liquidity exposure to Europe which is related primarily to short-term bank deposits and short-term debt securities of high-quality European issuers. The following table summarizes our liquidity (dollars in millions):

	December 31, 2012	December 31, 2011
Cash and cash equivalents	$17,133	$15,499
Marketable securities	8,988	16,148
Available liquidity	26,121	31,647
Available under credit facilities	11,119	5,308
Total available liquidity	$37,240	$36,955

Total available liquidity increased by $0.3 billion in the year ended December 31, 2012 due primarily to: (1) cash provided by operating activities of $9.6 billion; and (2) an increase in amounts available under credit facilities of $5.8 billion related to our new secured revolving credit facilities; partially offset by (3) capital expenditures of $8.1 billion; and (4) cash used in financing activities of $7.1 billion relating to the purchase of our common stock, debt prepayments and dividend payments.

Credit Facilities

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. The following table summarizes our credit facilities (dollars in millions):

	Total Credit Facilities		Amounts Available Under Credit Facilities
	December 31, 2012(a)	December 31, 2011	December 31, 2012(a)	December 31, 2011
Secured revolving credit facilities	$11,000	$5,000	$10,793	$5,000
Other(b)	415	338	326	308
Total	$11,415	$5,338	$11,119	$5,308
__________

(a)	GM Financial has not borrowed under the three-year $5.5 billion facility but has the ability to borrow up to $4.0 billion.

(b)	Consists of credit facilities available at our foreign subsidiaries that are not individually significant.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our primary borrowing capacity under credit facilities comes from our secured revolving credit facilities comprising a three-year, $5.5 billion facility and a five-year, $5.5 billion facility. We entered into the secured revolving credit facilities in November 2012 to replace our five-year, $5.0 billion secured revolving credit facility that we entered into in October 2010. Obligations under the new secured revolving credit facilities are secured by the same collateral that had secured our prior facility. Availability under the secured revolving credit facilities is subject to borrowing base restrictions.

The three-year, $5.5 billion facility is available to GM Financial as well as other certain wholly-owned domestic and international subsidiaries. The facility includes various sub-limits including a GM Financial borrowing sub-limit of $4.0 billion, a multi-currency borrowing sub-limit of $3.5 billion, a Brazilian Real borrowing sub-limit of $0.5 billion, and a letter of credit sub-facility limit of $1.5 billion. We had amounts in use under the letter of credit sub-facility of $0.2 billion at December 31, 2012. We may borrow against this facility from time to time for strategic initiatives and for general corporate purposes.

The five-year, $5.5 billion facility is not available to GM Financial and allows for borrowings in U.S. Dollars and other currencies and includes a letter of credit sub-limit of $0.5 billion. While we do not expect to draw on the five-year facility, it provides additional liquidity, financing flexibility and is available for general corporate purposes. Refer to Note 17 to our consolidated financial statements for additional details on our secured revolving credit facilities.

We and our subsidiaries use credit facilities to fund working capital needs and other general corporate purposes.

Cash Flow

Operating Activities

In the year ended December 31, 2012 cash flows from operating activities increased by $2.2 billion due primarily to: (1) increase in accrued and other liabilities of $1.7 billion due primarily to dealer and customer sales allowances and warranty; (2) favorable changes in working capital of $1.6 billion including the termination of advance wholesale agreements in GMNA which adversely impacted working capital in 2011; (3) favorable changes in daily rental fleet activities of $0.9 billion; partially offset by (4) an increase in pension contributions and OPEB payments of $1.5 billion relating to the contributions to the Retiree Plan for the purchase of annuity contracts partially offset by OPEB payments relating to the HCT settlement in 2011; and (5) the premium paid to purchase our common stock from the UST of $0.4 billion in December 2012.

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

Investing Activities

In the year ended December 31, 2012 cash flows from investing activities increased by $9.9 billion due primarily to: (1) an increase in net liquidations of marketable securities of $17.5 billion as we reinvested maturing marketable securities in shorter- term cash equivalents to rebalance our investment portfolio in the normal course of business; partially offset by (2) proceeds from the sale of our investments in New Delphi and preferred stock in Ally Financial of $4.8 billion in 2011; (3) increased capital expenditures of $1.8 billion as we continue to reinvest in our business; (4) a decrease in the release of restricted cash of $0.8 billion related primarily to the release of restricted cash associated with implementation of the HCT in 2011; and (5) an increase in notes receivable of $0.2 billion.

In the year ended December 31, 2011 cash flows from investing activities decreased by $11.3 billion due primarily to: (1) a reduction in restricted cash returned from escrow accounts of $11.6 billion; (2) an increase in net acquisitions of marketable securities with maturities exceeding 90 days of $5.2 billion; and (3) increased capital expenditures of $2.0 billion as we continue to reinvest in our business; partially offset by (4) proceeds from the sale of our investments in New Delphi and preferred stock in Ally Financial of $4.8 billion in 2011; and (5) the acquisition of AmeriCredit Corp. for $3.5 billion in 2010. The decrease in restricted cash was due to the release of $1.0 billion following the implementation of the HCT in 2011 and the release of funds

GENERAL MOTORS COMPANY AND SUBSIDIARIES

held in an escrow account relating to the UST Credit Agreement of $12.5 billion in 2010.

Financing Activities

In the year ended December 31, 2012 cash flows from financing activities decreased by $5.2 billion due primarily to: (1) the purchase price less the applicable premium to acquire our common stock from the UST of $5.1 billion; and (2) issuance fees paid to enter into our new secured revolving credit facilities of $0.1 billion in 2012.

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

Free Cash Flow and Adjusted Free Cash Flow

Management believes free cash flow and adjusted free cash flow provides meaningful supplemental information regarding the liquidity of our automotive operations and its ability to generate sufficient cash flow above those required in our business to sustain our operations. We measure free cash flow as cash flow from operations less capital expenditures. We measure adjusted free cash flow as free cash flow adjusted for certain voluntary management actions, primarily related to strengthening our balance sheet. These voluntary management actions represent items that management does not consider when assessing and managing the operational and financial performance of the organization and its management teams. Management believes that adjusting for these actions allows for greater transparency of operating trends and performance between periods. While management believes that free cash flow and adjusted free cash flow provide useful information, they are not operating measures under U.S. GAAP and there are limitations associated with their use. Our calculation of free cash flow and adjusted free cash flow may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result the use of free cash flow and adjusted free cash flow has limitations and should not be considered in isolation from, or as a substitute for, other measures such as cash flows from operating activities. Due to these limitations, free cash flow and adjusted free cash flow are used as supplements to U.S. GAAP measures. The following table summarizes free cash flow and adjusted free cash flow (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Operating cash flow	$9,631	$7,429	$6,589
Less: capital expenditures	(8,055)	(6,241)	(4,200)
Free cash flow	1,576	1,188	2,389
Adjustments for voluntary management actions	2,712	1,830	4,000
Adjusted free cash flow	$4,288	$3,018	$6,389

Adjustments for voluntary management actions include the following items: voluntary contributions to the Retiree Plan of $2.3 billion for the purchase of annuity contracts and the premium paid to purchase our common stock from the UST of $0.4 billion in December 2012; termination of in-transit wholesale advance agreement in GMNA resulting in an increase to accounts receivable of $1.1 billion and OPEB payments relating to the HCT settlement of $0.8 billion in 2011; and a voluntary contribution to our U.S. hourly and salaried defined benefit pension plans of $4.0 billion in 2010.

Other Liquidity Issues

Status of Credit Ratings

We receive credit ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P).

Moody's, Fitch and S&P currently rate our corporate credit at non-investment grade while DBRS Limited rates our corporate credit as investment grade. The following table summarizes our credit ratings at February 8, 2013:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Rating Agency	Corporate	Secured Revolving Credit Facilities	Outlook
DBRS Limited	BBB (low)	N/A	Stable
Fitch	BB+	BBB-	Stable
Moody's	Ba1	Baa2	Positive
S&P	BB+	BBB	Stable

Rating actions taken by each of the credit rating agencies from January 1, 2012 through February 8, 2013 were as follows:

DBRS Limited: September 2012 - Upgraded corporate rating to BBB (low) from BB (high).

Fitch:    November 2012 - Assigned a rating of BBB- to our secured revolving credit facilities.
August 2012 - Upgraded corporate rating to BB+ from BB and changed their outlook to stable from positive.

Moody's: November 2012 - Assigned a rating of Baa2 to our secured revolving credit facilities.

S&P: November 2012 - Assigned a rating of BBB to our secured revolving credit facilities.

We continue to pursue investment grade status by maintaining a balance sheet with minimal financial leverage and demonstrating continued operating performance. Achieving investment grade status will provide us with greater financial flexibility, lower our cost of borrowing and may release collateral from certain agreements including our secured revolving credit facilities.

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

Automotive Financing

Liquidity Overview

GM Financial's primary sources of cash are finance charge income, servicing fees, net distributions from securitization trusts, borrowings under credit facilities, transfers of finance receivables to trusts in securitization transactions, collections and recoveries on finance receivables and net proceeds from senior notes transactions. GM Financial's primary uses of cash are purchases and originations of finance receivables and leased assets, repayment of credit facilities, securitization of notes payable and other indebtedness, funding credit enhancement requirements for securitization transactions and credit facilities and operating expenses.

GM Financial used cash of $5.6 billion, $5.0 billion and $0.9 billion for the purchase of consumer finance receivables in the years ended December 31, 2012 and 2011 and the three months ended December 31, 2010. GM Financial used cash of $1.2 billion for the origination of commercial finance receivables in the year ended December 31, 2012. GM Financial used cash of $1.1 billion and $0.8 billion for the purchase of leased vehicles in the years ended December 31, 2012 and 2011. These purchases and originations were funded initially utilizing cash and borrowings under credit facilities and subsequently funded in securitization transactions.

GM Financial received cash of $4.0 billion, $3.7 billion and $0.9 billion from collections and recoveries on consumer finance receivables in the years ended December 31, 2012 and 2011 and the three months ended December 31, 2010 and $0.7 billion from collections on commercial finance receivables in the year ended December 31, 2012.

Available Liquidity

The following table summarizes GM Financial's available liquidity for daily operations (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	December 31, 2012	December 31, 2011
Cash and cash equivalents	$1,289	$572
Borrowing capacity on unpledged eligible receivables	706	387
Borrowing capacity on unpledged eligible leased assets	643	294
Available liquidity	$2,638	$1,253

The increase in liquidity is due primarily to the issuance of senior notes of $1.0 billion, improved credit performance on consumer finance receivables which led to an increase in distributions from trusts and the settlement of several older securitizations with high enhancement levels.

As previously described GM Financial has the ability to borrow up to $4.0 billion against our three-year $5.5 billion secured revolving credit facility. GM Financial's borrowings under the facility are limited by our ability to borrow the entire amount available under the facility. Therefore GM Financial may be able to borrow up to $4.0 billion or may be unable to borrow depending on our borrowing activity. If GM Financial does borrow under the facility it expects such borrowings would be short-term in nature. Neither GM Financial, nor any of its subsidiaries, guarantee any obligations under this facility and none of its subsidiaries' assets secure this facility.

Senior Notes

In August 2012 GM Financial issued 4.75% senior notes of $1.0 billion which are due in August 2017 with interest payable semiannually. GM Financial intends to use the net proceeds from this offering for general corporate purposes including, but not limited to, acquisitions.

In June 2011 GM Financial issued 6.75% senior notes of $0.5 billion which are due in June 2018 with interest payable semiannually. In July 2011 proceeds of $0.1 billion from this offering were used to redeem all of GM Financial's outstanding 8.50% senior notes due in 2015. The remaining proceeds are to be used for general corporate purposes.

Refer to Note 17 to our consolidated financial statements for additional details about these debt issuances.

Credit Facilities

In the normal course of business, in addition to using available cash, GM Financial pledges assets to and borrows under credit facilities to fund operations and repays these borrowings as appropriate under GM Financial's cash management strategy.

The following table summarizes those credit facilities (dollars in millions):

	December 31, 2012		December 31, 2011
	Facility Amount	Advances Outstanding	Facility Amount	Advances Outstanding
Syndicated warehouse facility(a)	$2,500	$—	$2,000	$621
Canada lease warehouse facility(b)	$803	354	$589	181
U.S. lease warehouse facility(c)	$600	—	$600	—
Medium-term note facility(d)		—		294
Bank funding facility		—		3
Total		$354		$1,099
__________

(a)
In May 2013 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until February 2020 when the remaining balance will be due and payable.

(b)
In July 2013 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2019 when any remaining balance will be due and payable. The facility amount represents CAD $800 million and CAD $600 million at December 31, 2012 and 2011, and the advances outstanding amount represents CAD $353 million and CAD $185 million at December 31, 2012 and 2011.

(c)
In January 2013 GM Financial extended the maturity date of this facility to May 2014. In May 2014 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until November 2019 when any remaining amount outstanding will be due and payable.

(d)	In October 2012 this facility was paid in full and subsequently terminated.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the credit facilities. GM Financial's funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict GM Financial's ability to obtain additional borrowings and/or remove GM Financial as servicer. As of December 31, 2012 GM Financial was in compliance with all covenants in its credit facilities.

Defined Benefit Pension Plan Contributions

Eligible U.S. salaried employees hired prior to January 2001 participated in a defined benefit pension plan which was frozen as of September 30, 2012. All eligible salaried employees now participate in a defined contribution plan. Hourly employees hired prior to October 15, 2007 generally participate in plans which provide benefits of stated amounts for each year of service as well as supplemental benefits for employees who retire with 30 years of service before normal retirement age. Hourly employees hired after October 15, 2007 participate in a defined contribution plan. Our policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable law and regulation, or to directly pay benefit payments where appropriate. At December 31, 2012 all legal funding requirements had been met. We expect to contribute $0.1 billion to our U.S. non-qualified plans and $0.8 billion to our non-U.S. pension plans in 2013.

The following table summarizes contributions made to the defined benefit pension plans or direct payments (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
U.S. hourly and salaried	$2,420	$1,962	$4,095
Non-U.S.	855	836	777
Total contributions	$3,275	$2,798	$4,872

In 2012 we provided short-term, interest-free, unsecured loans to the Retiree Plan to provide the plan with incremental liquidity to pay ongoing benefits and administrative costs. In August 2012 we loaned the Retiree Plan $2.0 billion with principal due within 90 days. In the three months ended December 31, 2012 $1.5 billion of the $2.0 billion loan was contributed to the Retiree Plan, $0.3 billion was repaid to us and the remaining $0.3 billion, which had been converted into a new interest-free loan, is due on or before April 15, 2013. In October 2012 we provided a loan of $0.2 billion to the Retiree Plan that was repaid to us in December 2012. At December 31, 2012 $0.2 billion of the remaining $0.3 billion loan was deemed a contribution. Amounts loaned to the Retiree Plan in excess of the ultimate funding requirements will be repaid to us.

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

The following table summarizes the underfunded status of pension plans on a U.S. GAAP basis (dollars in billions):

	December 31, 2012	December 31, 2011
U.S. hourly and salaried	$13.1	$13.3
U.S. nonqualified	0.9	0.9
Total U.S. pension plans	14.0	14.2
Non-U.S.	13.8	11.2
Total underfunded	$27.8	$25.4

The U.S. pension plans were underfunded by $14.0 billion and $14.2 billion at December 31, 2012 and 2011. The change in funded status was due primarily to: (1) actuarial losses due primarily to discount rate decreases of $8.4 billion; and (2) service and interest costs of $4.5 billion; partially offset by (3) actual return on plan assets of $10.3 billion; and (4) contributions of $2.4 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The non-U.S. pension plans were underfunded by $13.8 billion and $11.2 billion at December 31, 2012 and 2011. The change in funded status was due primarily to: (1) actuarial losses of $2.8 billion; (2) service and interest costs of $1.5 billion; (3) net unfavorable foreign currency translation effect of $0.3 billion; and (4) costs primarily related to plan amendments and other of $0.2 billion; partially offset by (5) actual return on plan assets of $1.3 billion; and (6) contributions and benefit payments of $0.9 billion.

Hourly and salaried OPEB plans provide postretirement life insurance to most U.S. retirees and eligible dependents and postretirement health coverage to some U.S. retirees and eligible dependents. Certain of the non-U.S. subsidiaries have postretirement benefit plans, although most participants are covered by government sponsored or administered programs.

The following table summarizes the unfunded status of OPEB plans (dollars in billions):

	December 31, 2012	December 31, 2011
U.S. OPEB plans	$6.3	$5.8
Non-U.S. OPEB plans	1.5	1.5
Total unfunded	$7.8	$7.3

Refer to Note 18 to our consolidated financial statements for the change in benefit obligations and related plan assets.

The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service (dollars in millions):

	Pension Benefits(a)		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2013	$6,052	$1,491	$421	$63
2014	$5,912	$1,507	$373	$65
2015	$5,861	$1,546	$366	$67
2016	$5,674	$1,575	$360	$70
2017	$5,558	$1,588	$356	$72
2018 - 2022	$25,259	$8,092	$1,713	$391
__________

(a)	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our Cash and cash equivalents.

Off-Balance Sheet Arrangements

We do not currently utilize off-balance sheet securitization arrangements. All trade or financing receivables and related obligations subject to securitization programs are recorded on our consolidated balance sheets at December 31, 2012 and 2011.

Guarantees Provided to Third-Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers' commitments, certain product-related claims and commercial loans made by Ally Financial and outstanding with certain third-parties excluding vehicle repurchase obligations, residual support and risk sharing related to Ally Financial. The maximum potential obligation under these commitments was $1.4 billion and $1.1 billion at December 31, 2012 and 2011.

Our current agreement with Ally Financial requires the repurchase of Ally Financial financed inventory invoiced to dealers with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer's sales and service agreement. The repurchase obligation ended in August 2010 for vehicles invoiced through August 2009, ended in August 2011 for vehicles invoiced through August 2010, ended in August 2012 for vehicles invoiced through August 2011, ends in August 2013 for vehicles invoiced through August 2012 and ends in August 2014 for vehicles invoiced through August 2013.

The maximum potential amount of future payments required to be made to Ally Financial under this guarantee would be based on the repurchase value of total eligible vehicles financed by Ally Financial in dealer stock and is estimated to be $22.1 billion and $19.0 billion at December 31, 2012 and 2011. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer or at auction. The fair value of the guarantee was $15 million and $17 million at December 31, 2012 and 2011 which considers the likelihood of dealers terminating and estimating the loss exposure for the ultimate disposition of vehicles.

Refer to Notes 20 and 27 to our consolidated financial statements for additional information on guarantees we have provided.

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

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at December 31, 2012 (dollars in millions):

	Payments Due by Period
	2013	2014-2015	2016-2017	2018 and after	Total
Automotive debt(a)	$1,117	$559	$1,422	$2,064	$5,162
Automotive Financing debt(b)	3,760	4,096	2,511	500	10,867
Capital lease obligations	172	229	332	305	1,038
Automotive interest payments(c)	145	620	350	263	1,378
Automotive Financing interest payments(d)	263	346	173	14	796
Postretirement benefits(e)	277	490	26	—	793
Contractual commitments for capital expenditures	530	7	—	—	537
Operating lease obligations(f)	340	457	225	316	1,338
Other contractual commitments:
Material	613	378	204	80	1,275
Marketing	1,008	808	256	283	2,355
Rental car repurchases	3,293	—	—	—	3,293
Policy, product warranty and recall campaigns liability	3,059	3,202	917	208	7,386
Other	1,380	215	64	513	2,172
Total contractual commitments(g)(h)(i)	$15,957	$11,407	$6,480	$4,546	$38,390
Non-contractual postretirement benefits(j)	$207	$381	$831	$13,275	$14,694
__________

(a)	Projected future payments on lines of credit were based on amounts drawn at December 31, 2012.

(b)	GM Financial credit facilities and securitization notes payable have been classified based on expected payoff date. Senior notes principal amounts have been classified based on maturity date.

(c)
Amounts include Automotive interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Automotive interest payments based on variable interest rates were determined using the interest rate in effect at December 31, 2012.

(d)
GM Financial interest payments are calculated based on London Interbank Offered Rate or Canadian Dealer Offered Rate plus the respective credit spreads and specified fees associated with the Canada lease warehouse facility, the coupon rate for the senior notes and a fixed rate of interest for securitization notes payable. GM Financial interest payments on the floating rate tranches of the securitization notes payable were converted to a fixed rate based on the floating rate plus any expected hedge payments.

(e)
Amounts include other postretirement benefit payments under the current U.S. contractual labor agreements through 2015 and Canada labor agreements through 2016. Amounts do not include pension funding obligations, which are discussed below under the caption “Pension Funding Requirements.”

(f)	Amounts include operating lease obligations for both Automotive and Automotive Financing. Automotive is included net of sublease income.

(g)	Future payments in local currency amounts were translated into U.S. Dollars using the balance sheet spot rate at December 31, 2012.

(h)
Amounts do not include future cash payments for long-term purchase obligations and other accrued expenditures (unless specifically listed in the table above) which were recorded in Accounts payable or Accrued liabilities at December 31, 2012.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(i)
Amounts exclude the future annual contingent obligations of Euro 265 million in the years 2013 to 2014 related to our Opel/Vauxhall restructuring plan. Refer to Note 20 to our consolidated financial statements for further detail.

(j)
Amount includes all expected future payments for both current and expected future service at December 31, 2012 for other postretirement benefit obligations for salaried employees and hourly other postretirement benefit obligations extending beyond the current North American union contract agreements. Amounts do not include pension funding obligations, which are discussed below under the caption “Pension Funding Requirements.”

The table above does not reflect unrecognized tax benefits of $2.7 billion due to the high degree of uncertainty regarding the future cash outflows associated with these amounts.

Pension Funding Requirements

In 2012 the U.S. government enacted the Moving Ahead for Progress in the 21st Century Act which allows plan sponsors funding relief for pension plans through the application of higher funding interest rates. As a result, under current economic conditions, we expect no mandatory contributions to our U.S. qualified pension plans for at least five years. The new law does not impact our reported funded status or funding contemplated under our derisking initiatives.

We have implemented and completed a balance sheet derisking strategy, comprising certain actions related to our U.S. salaried pension plan. These actions include payment of lump-sums to retirees, the purchase of group annuity contracts from an insurance company and the settlement of other previously guaranteed obligations. We provided the salaried pension plan with funding through contributions and short-term interest free loans of $2.4 billion, consisting of contributions of $1.5 billion and $0.7 billion, and a loan of $0.3 billion. At December 31, 2012 $0.2 billion of the remaining $0.3 billion loan was deemed a contribution. Amounts loaned to the Retiree Plan in excess of the ultimate funding requirements will be repaid to us. Through these transactions we have settled the remaining obligations of the Retiree Plan in their entirety.

We do not have any required contributions payable to our U.S. qualified plans in 2013. We expect to contribute $0.1 billion to our U.S. non-qualified plans and $0.8 billion to our non-U.S. pension plans in 2013.

Fair Value Measurements

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

So long as any share of our Series A or B Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our Series A and B Preferred Stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. Our secured revolving credit facilities contain certain restrictions on our ability to pay dividends, subject to exceptions, such as dividends payable solely in shares of our common stock. So long as any share of our Series A Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our Series B Preferred Stock unless all accrued and unpaid dividends have been paid on our Series A Preferred Stock, subject to exceptions, such as dividends on our Series B Preferred Stock solely in shares of our common stock.

The following table summarizes dividends paid on our Series A and B Preferred Stock (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Series A Preferred Stock(a)	$621	$621	$810
Series B Preferred Stock(b)	238	243	—
Total Preferred Stock dividends paid	$859	$864	$810
__________

(a)	Does not include the $677 million charge related to the purchase of 84 million shares of Series A Preferred Stock from the UST in the year

GENERAL MOTORS COMPANY AND SUBSIDIARIES

ended December 31, 2010.

(b)	Cumulative unpaid dividends on our Series B Preferred Stock was $20 million, $20 million and $25 million at December 31, 2012, 2011 and 2010.

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

The critical accounting estimates that affect the consolidated financial statements and that use judgments and assumptions are listed below. In addition the likelihood that materially different amounts could be reported under varied conditions and assumptions is discussed.

Pensions

The defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected long-term rate of return on plan assets and a discount rate. The expected return on U.S. plan assets that is utilized in determining pension expense is derived from periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks using standard deviations and correlations of returns among the asset classes that comprise the plans' asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.

In January 2013 an investment policy study was completed for the U.S. pension plans taking into account the new plan structures that followed the derisking initiatives and annuity transactions executed during the second half of 2012. The study resulted in new target asset allocations being approved for the U.S. pension plans with resulting changes to the expected long-term return on assets. The weighted-average long-term return on assets decreased from 6.2% at December 31, 2011 to 5.8% due primarily to lower yields on fixed income securities. The U.S. hourly plan assets now represent 91% of the total U.S. pension plan assets compared to 65% at the end of 2011.

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

The following table summarizes the unamortized actuarial loss (before tax) on pension plans (dollars in billions):

	December 31, 2012	December 31, 2011
Unamortized actuarial loss	$6.2	$3.8

The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	U.S. Plans		Non-U.S. Plans
	Effect on 2013 Pension Expense	Effect on December 31, 2012 PBO	Effect on 2013 Pension Expense	Effect on December 31, 2012 PBO
25 basis point decrease in discount rate	-$110	+$2,250	+$65	+$943
25 basis point increase in discount rate	+$100	-$2,190	-$56	-$892
25 basis point decrease in expected return on assets	+$160	N/A	+$37	N/A
25 basis point increase in expected return on assets	-$150	N/A	-$37	N/A

The following data illustrates the sensitivity of changes in pension expense and pension obligation based on the last remeasurement of the U.S. hourly pension plan at December 31, 2012 (dollars in millions):

	Effect on 2013 Pension Expense	Effect on December 31, 2012 PBO
Change in future benefit units
One percentage point increase in benefit units	+$74	+$227
One percentage point decrease in benefit units	-$72	-$220

Refer to Note 18 to our consolidated financial statements for the expected weighted-average long-term rate of return on plan assets, weighted-average discount rate on plan obligations and actual and expected return on plan assets. Refer to Note 3 to our consolidated financial statements for a discussion of the inputs used to determine fair value for each significant asset class or category.

Valuation of Deferred Tax Assets

We evaluate the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of deferred tax assets:

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

At December 31, 2012, as a result of sustained profitability in the U.S. and Canada evidenced by three years of earnings and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

the completion of near- and medium-term business plans in the three months ended December 31, 2012 that forecast continuing profitability, we determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in these two jurisdictions. Accordingly we reversed most of the U.S. and Canadian valuation allowances resulting in non-cash income tax benefits of $33.2 billion and $3.1 billion. We retained valuation allowances of $2.3 billion against deferred tax assets in the U.S. and Canada related primarily to capital loss tax attributes and state operating loss carryforwards which we continue to believe do not meet the more likely than not threshold for releasing the valuation allowance. We retained additional valuation allowances of $8.7 billion against non-U.S. deferred tax assets primarily related to GME and South Korea business units with losses.

At December 31, 2011, as a result of sustained profitability in Australia, we released the valuation allowance against deferred tax assets. The reduction in the valuation allowance resulted in a non-cash income tax benefit of $0.5 billion.

If the remaining valuation allowance jurisdictions experience profitability in the future, utilization of tax attributes to offset taxable income will reduce the overall level of deferred tax assets subject to valuation allowances. In the periods in which the valuation allowances are released, we will record a tax benefit reflecting the release, which will reduce our effective tax rate.

Valuation allowance reversals in the U.S. and Canada contributed to goodwill impairment charges of $26.4 billion in the GMNA reporting unit in the three months ended December 31, 2012. In South Korea future valuation allowance reversals may result in additional goodwill impairment. Refer to Note 12 to our consolidated financial statements for additional information related to goodwill impairment charges.

In future periods, our effective tax rate should approach the U.S. statutory tax rate. If law is enacted that reduces the U.S. statutory rate, we would record a significant reduction to the net deferred tax assets and related increase to income tax expense in the period that includes the enactment date of the tax rate change.

Valuation of Vehicle Operating Leases

In our and GM Financial's accounting for vehicle operating leases, a determination is made at the inception of a lease of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual values represent estimates of the market values of the vehicles at the end of the lease term. A retail lease customer is obligated to make payments during the term of a lease, up to five years, to the contract residual. A retail lease customer is not obligated to purchase a vehicle at the end of a lease. Sales to daily rental car companies with guaranteed repurchase obligations are accounted for as operating leases. Generally, the terms under these arrangements are up to 24 months, however, the daily rental car companies can and do return the vehicles earlier, averaging nine months or less. We and GM Financial are exposed to a risk of loss to the extent the value of a vehicle is below the residual value estimated at contract inception.

Realization of residual values is dependent on the future ability to market vehicles under prevailing market conditions. Over the life of a lease, the adequacy of the estimated residual values are evaluated and adjustments are made to the extent the expected values of the vehicles at lease termination declines. Adjustments may be in the form of revisions to depreciation rates or recognition of impairment charges. Impairment is determined to exist if the expected future cash flows, which include estimated residual values, are lower than the corresponding carrying amount.

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

We and GM Financial continue to use forecasted auction proceeds to estimate residual values for impairment purposes. Significant differences between the estimate of residual values and actual experience may materially affect impairment charges recorded, if any, and the rate at which vehicles in Equipment on operating leases, net are depreciated.

The following table summarizes recorded impairment charges related to leases to daily rental car companies (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Automotive leases to daily rental car companies	$181	$151	$49

Impairment of Goodwill

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended December 31, 2012, 2011 and 2010 we performed our annual goodwill impairment testing as of October 1 for all reporting units, which are GMNA, GME, GM Financial and various reporting units within the GMIO and GMSA segments. In the years ended December 31, 2012 and 2011, we performed event-driven goodwill impairment tests at various dates for certain of our reporting units. Based on our testing procedures we recorded Goodwill impairment charges of $27.1 billion and $1.3 billion in the years ended December 31, 2012 and 2011 associated with our GMNA, GME, GM Korea, GM South Africa and GM Holden, Ltd. (Holden) reporting units.

Refer to Note 12 to our consolidated financial statements for additional information on Goodwill impairments, including information pertaining to the determination of the fair values of our reporting units requiring a Step 2 analysis, and the risks of future goodwill impairment charges.

Subsequent to the recording of the Goodwill impairment charges in the year ended December 31, 2012 we had Goodwill of $2.0 billion at December 31, 2012 which predominantly arose upon the acquisition of AmeriCredit Corp. compared to $29.0 billion at December 31, 2011 which predominantly arose upon the application of fresh-start reporting. When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value, and the difference between the U.S. GAAP and fair value amounts gave rise to goodwill, which is a residual. Our employee benefit related accounts were recorded in accordance with ASC 712, "Compensation - Nonretirement Postemployment Benefits" (ASC 712) and ASC 715, "Compensation - Retirement Benefits" and deferred income taxes were recorded in accordance with ASC 740, "Income Taxes." The application of ASC 712 and 715 during fresh-start reporting resulted in our recorded liabilities for certain employee benefit obligations being higher than the fair value of these obligations because lower discount rates were utilized in determining the U.S. GAAP values compared to those utilized to determine fair values. The discount rates utilized to determine the fair value of these obligations were based on our incremental borrowing rates, which included our nonperformance risk. Our incremental borrowing rates are also affected by changes in market interest rates. Further, upon the application of fresh-start reporting, the recorded amounts of our assets were lower than their fair values because of the recording of valuation allowances on certain of our deferred tax assets, which under ASC 852 also resulted in goodwill. If all identifiable assets and liabilities had been recorded at fair value upon application of fresh-start reporting, no goodwill would have resulted.

Since fresh-start reporting the differences between these fair value-to-U.S. GAAP amounts; (1) have decreased because of decreases in credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk; (2) have decreased due to improvements in our credit rating, thus resulting in a decrease in the spread between our employee benefit related obligations under U.S. GAAP and their fair values; and/or (3) decreased due to a change in the fair values of our estimated employee benefit obligations. Decreases also occurred from reversals of our deferred tax asset valuation allowances. The fair value-to-U.S. GAAP differences decreases for these reasons have resulted in the decline of implied goodwill in each of the years ended December 31, 2012 and 2011. At the next annual or event-driven goodwill impairment test, to the extent the carrying amount of a reporting unit exceeds its fair value or the reporting unit has a negative carrying amount, a goodwill impairment could occur. Future goodwill impairments could also occur should we reorganize our internal reporting structure in a manner that changes the composition of one or more of our reporting units. Upon such an event, goodwill would be reassigned to the affected reporting units using a relative-fair-value allocation approach, unless the entity was never integrated, and not based on the amount of goodwill that was originally attributable to fair value-to-U.S. GAAP differences that gave rise to goodwill upon application of fresh-start reporting.

For purposes of our 2012 annual impairment testing procedures at October 1, 2012, the estimated fair values of our more significant reporting units exceeded their carrying amounts by 111.8% for GMNA, 57.9% for GM Mercosur and 14.7% for GM Financial. In calculating the fair values of our more significant reporting units during our 2012 annual goodwill impairment testing, keeping all other assumptions constant, the estimated fair values of our more significant reporting units would still exceed their carrying amounts had our weighted-average cost of capital (WACC) increased by 1,000 basis points for GMNA and 160 basis points for GM Mercosur. GM Financial's forecasted equity-to-managed asset retention ratio by 2015 was 12.5% and held constant thereafter. GM Korea's fair value continued to be below its carrying amount. GM Financial's fair value would still exceed its carrying amount had equity to managed assets retention ratio increased 160 basis points by 2015. Subsequent to our 2012 annual goodwill impairment testing, we reversed deferred tax asset valuation allowances of $36.2 billion for our GMNA reporting unit causing its carrying amount to exceed its fair value. As a result we performed an event-driven goodwill impairment test in the three months ended December 31, 2012. Based on our testing we determined that the differences between the fair value-to-U.S. GAAP amounts decreased primarily due to the recorded amount of our deferred tax assets exceeding their fair values, which under ASC 805, "Business Combinations" results in less implied goodwill. Based on this event-driven impairment test we recorded a Goodwill impairment charge of $26.4 billion in the year ended December 31, 2012 within our GMNA segment.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

For purposes of our 2011 annual impairment testing procedures, the estimated fair values of our more significant reporting units exceeded their carrying amounts by 12.3% for GMNA, 24.7% for Holden, 56.8% for GM Mercosur and 10.3% for GM Financial. In calculating the fair values of our more significant reporting units during our 2011 annual goodwill impairment testing, keeping all other assumptions constant, the estimated fair values of our more significant reporting units would still exceed their carrying amounts had our WACC increased by 150 basis points for GMNA, 410 basis points for Holden and 430 basis points for GM Mercosur. GM Financial's forecasted equity-to-managed asset retention ratio by 2014 was 12.5% and held constant thereafter. GM Financial's fair value would still exceed its carrying amount had equity-to-managed assets retention ratio increased 230 basis points by 2014.

Based on the fair value measures determined during our 2012 and 2011 annual and event-driven impairment tests we determined the fair values of those reporting units requiring a Step 2 analysis (GMNA, GME, GM Korea, GM South Africa and Holden) had not increased sufficiently to give rise to an implied goodwill amount other than the goodwill arising from the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon application of fresh-start reporting.

The key assumptions utilized in determining the fair value-to-U.S. GAAP differences giving rise to the implied goodwill for the reporting units requiring a Step 2 analysis are: (1) the determination of our nonperformance risk; (2) interest rates; (3) estimates of our employee benefit related obligations and; (4) the estimated timing of the utilization of our deferred tax assets, including our determination whether it is more likely than not that the deferred tax assets will be utilized. Of these factors, the amount of implied goodwill within GMNA was most sensitive to our determination whether it is more likely than not that the deferred tax assets will or will not be utilized. Within GME the goodwill assessment was most sensitive to changes in our nonperformance risk, interest rates and estimates of our employee benefit related obligations. The GM Korea goodwill assessment is and the Holden goodwill assessment was most sensitive to our determination of whether it is more likely than not that their deferred tax assets will or will not be utilized. The GM South Africa goodwill assessment was most sensitive to changes in our estimates of our employee benefit related obligations. The $27.1 billion of impairment charges recorded in the year ended December 31, 2012 was primarily driven by the $36.2 billion reversal of our deferred tax asset valuation allowances for our GMNA reporting unit. Refer to Note 21 to our consolidated financial statements for additional information on the reversal of our valuation allowances for our U.S. and Canadian operations.

In the future we have an increased likelihood of measuring goodwill for possible impairment during our annual or event-driven goodwill impairment testing because GM Korea's fair value is less than its carrying amount, which increases the likelihood of measuring goodwill for further impairment in the near-term. At December 31, 2012 GM Korea has $466 million of recorded goodwill.

Impairment of Long-Lived Assets

The carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business are evaluated for impairment when events and circumstances warrant. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds the fair value for the long-lived assets or in certain cases, the asset group to be held and used. Product-specific long-lived asset groups are tested for impairment at the platform or vehicle line level. Non-product specific long-lived assets are tested for impairment on a reporting unit basis in GMNA, GME, and GM Financial and tested at or within our various reporting units within our GMIO and GMSA segments. Assets classified as held for sale are recorded at the lower of carrying amount or fair value less cost to sell. Fair value is determined using either the market or sales comparison approach, cost approach or anticipated cash flows discounted at a rate commensurate with the risk involved. We develop anticipated cash flows from historical experience and internal business plans. A considerable amount of management judgment and assumptions are required in performing the long-lived asset impairment tests, principally in determining the fair value of the asset groups and the assets' average estimated useful life. While we believe our judgments and assumptions are reasonable, a change in assumptions underlying these estimates could result in a material effect to the consolidated financial statements. Long-lived assets could become impaired in the future as a result of declines in profitability due to significant changes in volume, pricing or costs.

The carrying amounts of substantially all of GME's assets were established at fair value during fresh-start reporting. In the determination of fair value, one of our key inputs was a forecasted cash flow projection. During 2010, our actual cash flows approximated our projection. During the second half of 2011 and continuing into 2012, the European automotive industry has been severely affected by the ongoing sovereign debt crisis, high unemployment and a lack of consumer confidence coupled with overcapacity. During this timeframe, we began to experience deterioration in cash flows. In response, we formulated a plan to implement various actions to strengthen our operations and increase our competitiveness. The key areas of the plan include

GENERAL MOTORS COMPANY AND SUBSIDIARIES

investments in our product portfolio, a revised brand strategy, significant management changes, reducing material, development and production costs, and further leveraging synergies from the alliance between us and PSA.

We believe it is likely that adverse economic conditions, and their effect on the European automotive industry will not improve significantly in the short-term and we expect to continue to incur losses in the region as a result. During the fourth quarter of 2012, notwithstanding the above described actions, GME performed below expectations relative to the key operating metrics of forecasted revenues, market share, and variable profit established in mid-2012. Further, our industry outlook deteriorated, and our forecast of 2013 cash flows declined. This triggered a long-lived asset impairment analysis.

We performed a recoverability test of the GME asset group by weighting various undiscounted cash flow scenarios. The weighting of the projected cash flows considers the uncertainty in our ability to execute the actions contemplated in our plan which, in part, are dependent upon actions and factors outside our control. Our test concluded that the GME asset group was not recoverable as the resulting undiscounted cash flows were less than their carrying amount. Accordingly, we estimated the fair value of the GME long-lived assets to determine the impairment amount. Determining the fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs. An in-exchange premise was determined to be the highest and best use of the assets which is different than the assets' current use due to the overall European macro-economic environment. Refer to Notes 11 and 13 to our consolidated financial statements for additional information on the impairment charges recorded and related fair value measurements.

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

Policy, Product Warranty and Recall Campaigns

The estimated costs related to policy and product warranties are accrued at the time products are sold. Estimated costs related to product recalls are based on a formal campaign soliciting return of that product are accrued when they are deemed to be probable and can be reasonably estimated. These estimates are established using historical information on the nature, frequency, and average cost of claims of each vehicle line or each model year of the vehicle line and assumptions about future activity and events. However where little or no claims experience exists for a model year or a vehicle line, the estimate is based on comparable models. Revisions are made when necessary, based on changes in these factors. These estimates are re-evaluated on an ongoing basis. We actively study trends of claims and take action to improve vehicle quality and minimize claims. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. Due to the uncertainty and potential volatility of the factors contributing to developing estimates, changes in our assumptions could materially affect our results of operations.

Forward-Looking Statements

In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate

GENERAL MOTORS COMPANY AND SUBSIDIARIES

under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include among others the following:

•	Our ability to realize production efficiencies and to achieve reductions in costs as a result of our restructuring initiatives and labor modifications;

•	Our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

•	Our ability to maintain adequate liquidity and financing sources including as required to fund our planned significant investment in new technology;

•	Our ability to realize successful vehicle applications of new technology;

•	Shortages of and increases or volatility in the price of oil, including as a result of political instability in the Middle East and African nations;

•	Our ability to continue to attract customers, particularly for our new products, including cars and crossover vehicles;

•	Availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

•	The ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules;

•	Our ability to manage the distribution channels for our products;

•	Our ability to successfully restructure our European operations;

•
The continued availability of both wholesale and retail financing from Ally Financial and its affiliates and other finance companies in markets in which we operate to support our ability to sell vehicles, which is dependent on those entities' ability to obtain funding and their continued willingness to provide financing;

•	Our continued ability to develop captive financing capability, including GM Financial;

•	GM Financial's ability to successfully integrate certain Ally Financial international operations;

•	Overall strength and stability of the automotive industry, both in the U.S. and in global markets, particularly Europe;

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

The overall financial risk management program is under the responsibility of the Risk Management Committee which reviews and, where appropriate, approves strategies to be pursued to mitigate these risks. The Risk Management Committee comprises members of our management and functions under the oversight of the Audit Committee, a committee of the Board of Directors. The Audit Committee assists and guides the Board of Directors in its oversight of our financial and risk management strategies. A risk management control framework is utilized to monitor the strategies, risks and related hedge positions in accordance with the policies and procedures approved by the Risk Management Committee. Our risk management policy intends to protect against risk arising from extreme adverse market movements on our key exposures.

Further information on our exposure to market risk is included in Note 19 to our consolidated financial statements.

The following analyses provide quantitative information regarding exposure to foreign currency exchange rate risk, interest rate risk and equity price risk. Sensitivity analysis is used to measure the potential loss in the fair value of financial instruments with exposure to market risk. The models used assume instantaneous, parallel shifts in exchange rates and interest rate yield curves. For options and other instruments with nonlinear returns, models appropriate to these types of instruments are utilized to determine the effect of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, due primarily to the assumption that interest rates change in a parallel fashion and that spot exchange rates change instantaneously. In addition the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled and do not contemplate the effects of correlations between foreign currency pairs or offsetting long-short positions in currency pairs which may significantly reduce the potential loss in value.

Foreign Currency Exchange Rate Risk

We have foreign currency exposures related to buying, selling and financing in currencies other than the functional currencies of the operations. At December 31, 2012 our three most significant foreign currency exposures were the Euro/British Pound, U.S. Dollar/Korean Won and Euro/Korean Won. Derivative instruments such as foreign currency forwards, swaps and options are used primarily to hedge exposures with respect to forecasted revenues, costs and commitments denominated in foreign currencies. At December 31, 2012 such contracts had remaining maturities of up to 12 months.

At December 31, 2012 and 2011 the net fair value liability of financial instruments with exposure to foreign currency risk was $4.0 billion and $4.2 billion. This presentation utilizes a population of foreign currency exchange derivatives, embedded derivatives and foreign currency denominated debt and excludes the offsetting effect of foreign currency cash, cash equivalents and other assets. The potential loss in fair value for such financial instruments from a 10% adverse change in all quoted foreign currency exchange rates would be $671 million and $637 million at December 31, 2012 and 2011.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial condition.

The following table summarizes the amounts of automotive foreign currency translation and transaction and remeasurement losses (dollars in millions):

	Years Ended December 31,
	2012	2011
Foreign currency translation losses recorded in Accumulated other comprehensive loss	$118	$167
Losses resulting from foreign currency transactions and remeasurements recorded in earnings	$117	$56

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates related to certain financial instruments, primarily debt, capital lease obligations and certain marketable securities.

At December 31, 2012 we did not have any interest rate swap positions to manage interest rate exposures in our automotive operations.

The following table summarizes our automotive debt by fixed rate and variable rate (dollars in millions):

	December 31, 2012	December 31, 2011
Short-term debt - fixed rate	$749	$573
Short-term debt - variable rate	999	1,109
Total short-term debt	$1,748	$1,682

Short-term debt - fixed rate denominated in U.S. Dollars	$186	$135
Short-term debt - fixed rate denominated in foreign currency	563	438
Total short-term debt - fixed rate	$749	$573

Short-term debt - variable rate denominated in U.S. Dollars	$140	$192
Short-term debt - variable rate denominated in foreign currency	859	917
Total short-term debt - variable rate	$999	$1,109

Long-term debt - fixed rate	$3,254	$3,536
Long-term debt - variable rate	170	77
Total long-term debt	$3,424	$3,613

Long-term debt - fixed rate denominated in U.S. Dollars	$663	$525
Long-term debt - fixed rate denominated in foreign currency	2,591	3,011
Total long-term debt - fixed rate	$3,254	$3,536

Long-term debt - variable rate denominated in U.S. Dollars	$28	$32
Long-term debt - variable rate denominated in foreign currency	142	45
Total long-term debt - variable rate	$170	$77

At December 31, 2012 and 2011 the fair value liability of debt and capital leases was $5.3 billion and $5.5 billion. The potential increase in fair value resulting from a 10% decrease in quoted interest rates would be $112 million and $152 million at December 31, 2012 and 2011.

We invest in marketable securities of various types and maturities, the value of which are subject to fluctuations in interest rates. Our marketable securities portfolio includes marketable securities classified as available-for-sale and trading.

At December 31, 2012 and 2011 we had marketable securities of $3.8 billion and $10.1 billion classified as available-for sale with exposure to interest rate risk. The potential decrease in fair value from a 50 basis point increase in interest rates would be $28 million and $28 million at December 31, 2012 and 2011.

At December 31, 2012 and 2011 we had marketable securities of $5.2 billion and $6.0 billion classified as trading with exposure to interest rate risk. The potential decrease in fair value from a 50 basis point increase in interest rates would be $8 million and $20 million at December 31, 2012 and 2011.

Equity Price Risk

At December 31, 2012 the carrying amount of our investment in Ally Financial common stock was $399 million, the carrying amount of our investment in PSA was $179 million and the carrying amount of other investments was $21 million. At December 31,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

2011 the carrying amount of our investment in Ally Financial common stock was $403 million and the carrying amount of other investments was $36 million. These amounts represent the maximum exposure to loss from these investments.

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

Securitizations

In GM Financial's securitization transactions, it can transfer fixed rate finance receivables to securitization trusts that, in turn, sell either fixed rate or floating rate securities to investors. Derivative financial instruments, such as interest rate swaps and caps, are used to manage the gross interest rate spread on the floating rate transactions.

Derivatives

GM Financial had interest rate swaps and caps in asset positions with notional amounts of $775 million and $2.0 billion at December 31, 2012 and 2011. GM Financial had interest rate swaps and caps in liability positions with notional amounts of $775 million and $2.0 billion at December 31, 2012 and 2011. The fair value of these derivative financial instruments was insignificant.

The following table summarizes GM Financial's interest rate sensitive assets and liabilities, excluding derivatives, by year of expected maturity and the fair value of those assets and liabilities at December 31, 2012 (dollars in millions):

	Years Ending December 31,						December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Fair Value
Assets
Consumer finance receivables
Principal amounts	$4,108	$2,860	$1,895	$1,209	$673	$315	$10,759
Weighted-average annual percentage rate	14.54%	14.39%	14.25%	14.10%	13.95%	13.84%
Commercial finance receivables
Principal amounts	$507	$6	$3	$3	$35	$6	$554
Weighted-average annual percentage rate	3.78%	3.80%	3.76%	3.78%	3.47%	4.53%

Liabilities
Credit facilities
Principal amounts	$354	$—	$—	$—	$—	$—	$354
Weighted-average interest rate	0.64%	—%	—%	—%	—%	—%
Securitization notes
Principal amounts	$3,406	$2,324	$1,772	$1,073	$438	$—	$9,171
Weighted-average interest rate	2.33%	2.70%	3.03%	3.05%	2.99%	—%
Senior notes
Principal amounts	$—	$—	$—	$—	$1,000	$500	$1,620
Weighted-average interest rate	—%	—%	—%	—%	4.75%	6.75%

The following table summarizes GM Financial's interest rate sensitive assets and liabilities, excluding derivatives, by year of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

expected maturity and the fair value of those assets and liabilities at December 31, 2011 (dollars in millions):

	Years Ended and Ending December 31,						December 31, 2011
	2012	2013	2014	2015	2016	Thereafter	Fair Value
Assets
Finance receivables
Principal amounts	$3,889	$2,571	$1,532	$946	$548	$265	$9,386
Weighted-average annual percentage rate	15.19%	15.04%	14.87%	14.71%	14.52%	14.60%

Liabilities
Credit facilities
Principal amounts	$1,099	$—	$—	$—	$—	$—	$1,099
Weighted-average interest rate	1.88%	—%	—%	—%	—%	—%
Securitization notes
Principal amounts	$3,164	$1,481	$1,022	$720	$422	$86	$6,946
Weighted-average interest rate	2.94%	3.51%	4.05%	4.58%	5.18%	3.64%
Senior notes
Principal amounts	$—	$—	$—	$—	$—	$500	$510
Weighted-average interest rate	—%	—%	—%	—%	—%	6.75%
Convertible senior notes
Principal amounts	$—	$1	$—	$—	$—	$—	$1
Weighted-average coupon interest rate	—%	2.13%	—%	—%	—%	—%

GM Financial estimates the realization of finance receivables in future periods using discount rate, prepayment and credit loss assumptions similar to its historical experience. Credit facilities and securitization notes payable amounts have been classified based on expected payoff. Senior notes and convertible senior notes principal amounts have been classified based on maturity.

*  *  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Company, its Directors, and Stockholders:

We have audited the internal control over financial reporting of General Motors Company and subsidiaries (the Company) as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of General Motors Company and subsidiaries as of and for the year ended December 31, 2012. Our report dated February 15, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company's adoption of revised accounting standards related to comprehensive income.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Detroit, Michigan
February 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Company, its Directors, and Stockholders:

We have audited the accompanying Consolidated Balance Sheets of General Motors Company and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Company and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted amendments in Accounting Standards Update (ASU) 2011-05 and 2011-12 to Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, effective January 1, 2012.

As discussed in Note 12 to the consolidated financial statements, the Company adopted amendments in ASU 2010-28 to ASC Topic 350, Intangibles-Goodwill and Other, effective January 1, 2011.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Detroit, Michigan
February 15, 2013

Item 8. Financial Statements and Supplementary Data

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net sales and revenue
Automotive sales and revenue	$150,295	$148,866	$135,311
GM Financial revenue	1,961	1,410	281
Total net sales and revenue	152,256	150,276	135,592
Costs and expenses
Automotive cost of sales	140,236	130,386	118,768
GM Financial operating and other expenses	1,207	785	152
Automotive selling, general and administrative expense	13,593	12,105	11,446
Other automotive expenses, net	438	58	118
Goodwill impairment charges	27,145	1,286	—
Total costs and expenses	182,619	144,620	130,484
Operating income (loss)	(30,363)	5,656	5,108
Automotive interest expense	489	540	1,098
Interest income and other non-operating income, net	845	851	1,531
Gains (losses) on extinguishment of debt	(250)	18	196
Income (loss) before income taxes and equity income	(30,257)	5,985	5,737
Income tax expense (benefit)	(34,831)	(110)	672
Equity income, net of tax and gain on investments	1,562	3,192	1,438
Net income	6,136	9,287	6,503
Net (income) loss attributable to noncontrolling interests	52	(97)	(331)
Net income attributable to stockholders	$6,188	$9,190	$6,172
Net income attributable to common stockholders	$4,859	$7,585	$4,668

Earnings per share (Note 25)
Basic
Basic earnings per common share	$3.10	$4.94	$3.11
Weighted-average common shares outstanding	1,566	1,536	1,500
Diluted
Diluted earnings per common share	$2.92	$4.58	$2.89
Weighted-average common shares outstanding	1,675	1,668	1,624

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2012	2011	2010

Net income	$6,136	$9,287	$6,503
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(103)	(183)	210
Cash flow hedging gains (losses), net	(2)	25	(22)
Unrealized gains (losses) on securities, net	45	1	(7)
Defined benefit plans, net	(2,120)	(6,958)	(545)
Other comprehensive loss, net of tax	(2,180)	(7,115)	(364)
Comprehensive income	3,956	2,172	6,139
Comprehensive (income) loss attributable to noncontrolling interests	41	(87)	(318)
Comprehensive income attributable to stockholders	$3,997	$2,085	$5,821

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$18,422	$16,071
Marketable securities	8,988	16,148
Restricted cash and marketable securities	686	1,005
Accounts and notes receivable (net of allowance of $311 and $331)	10,395	9,964
GM Financial finance receivables, net (including gross consumer finance receivables transferred to SPEs of $3,444 and $3,295)	4,044	3,251
Inventories	14,714	14,324
Equipment on operating leases, net	1,782	2,464
Deferred income taxes	9,429	527
Other current assets	1,536	1,169
Total current assets	69,996	64,923
Non-current Assets
Restricted cash and marketable securities	682	1,228
GM Financial finance receivables, net (including gross consumer finance receivables transferred to SPEs of $6,458 and $5,773)	6,954	5,911
Equity in net assets of nonconsolidated affiliates	6,883	6,790
Property, net	24,196	23,005
Goodwill	1,973	29,019
Intangible assets, net	6,809	10,014
GM Financial equipment on operating leases, net (including assets transferred to SPEs of $540 and $274)	1,649	785
Deferred income taxes	27,922	512
Other assets	2,358	2,416
Total non-current assets	79,426	79,680
Total Assets	$149,422	$144,603
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$25,166	$24,551
Short-term debt and current portion of long-term debt
Automotive (including certain debt at VIEs of $228 and $171; Note 15)	1,748	1,682
GM Financial	3,770	4,118
Accrued liabilities (including derivative liabilities at VIEs of $18 and $44; Note 15)	23,308	22,875
Total current liabilities	53,992	53,226
Non-current Liabilities
Long-term debt
Automotive (including certain debt at VIEs of $122 and $7; Note 15)	3,424	3,613
GM Financial	7,108	4,420
Postretirement benefits other than pensions	7,309	6,836
Pensions	27,420	25,075
Other liabilities and deferred income taxes	13,169	12,442
Total non-current liabilities	58,430	52,386
Total Liabilities	112,422	105,612
Commitments and contingencies (Note 20)
Equity
Preferred stock, $0.01 par value, 2,000,000,000 shares authorized:
Series A (276,101,695 shares issued and outstanding (each with a $25.00 liquidation preference) at December 31, 2012 and 2011)	5,536	5,536
Series B (99,988,796 and 100,000,000 shares issued and outstanding (each with a $50.00 liquidation preference) at December 31, 2012 and 2011)	4,855	4,855
Common stock, $0.01 par value (5,000,000,000 shares authorized and 1,366,373,526 shares and 1,564,727,289 shares issued and outstanding at December 31, 2012 and 2011)	14	16
Capital surplus (principally additional paid-in capital)	23,834	26,391
Retained earnings	10,057	7,183
Accumulated other comprehensive loss	(8,052)	(5,861)
Total stockholders’ equity	36,244	38,120
Noncontrolling interests	756	871
Total Equity	37,000	38,991
Total Liabilities and Equity	$149,422	$144,603

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$6,136	$9,287	$6,503
Depreciation, impairment charges and amortization expense	38,762	7,427	6,930
Foreign currency remeasurement and transaction losses	117	55	210
Amortization of discount and issuance costs on debt issues	188	160	135
Undistributed earnings of nonconsolidated affiliates and gain on investments	(179)	(1,947)	(753)
Pension contributions and OPEB payments	(3,759)	(2,269)	(5,723)
Pension and OPEB (income) expense, net	3,232	(755)	412
(Gains) losses on extinguishment of debt	250	(18)	(196)
Provisions (benefits) for deferred taxes	(35,561)	(318)	254
Change in other investments and miscellaneous assets	(57)	(155)	(137)
Change in other operating assets and liabilities (Note 30)	687	(3,967)	(966)
Other operating activities	789	666	111
Net cash provided by operating activities	10,605	8,166	6,780
Cash flows from investing activities
Expenditures for property	(8,068)	(6,249)	(4,202)
Available-for-sale marketable securities, acquisitions	(4,650)	(20,535)	(11,012)
Trading marketable securities, acquisitions	(6,234)	(6,571)	(358)
Available-for-sale marketable securities, liquidations	10,519	15,825	5,611
Trading marketable securities, liquidations	7,267	660	343
Acquisition of companies, net of cash acquired	(44)	(53)	(3,042)
Increase due to consolidation of business units	—	—	63
Proceeds from sale of business units/investments, net	18	4,821	317
Increase in restricted cash and marketable securities	(661)	(728)	(918)
Decrease in restricted cash and marketable securities	1,526	2,067	13,915
Purchases and originations of finance receivables	(6,789)	(5,012)	(947)
Principal collections and recoveries on finance receivables	4,674	3,719	871
Purchases of leased vehicles, net	(1,050)	(837)	(11)
Proceeds from termination of leased vehicles	59	47	346
Other investing activities	(72)	106	257
Net cash provided by (used in) investing activities	(3,505)	(12,740)	1,233
Cash flows from financing activities
Net increase (decrease) in short-term debt	(247)	131	(1,097)
Proceeds from issuance of debt (original maturities greater than three months)	9,036	9,034	1,886
Payments on debt (original maturities greater than three months)	(7,377)	(8,468)	(12,211)
Proceeds from issuance of stock	4	11	4,857
Payments to purchase stock	(5,098)	—	(1,462)
Payments to acquire noncontrolling interest	—	(100)	(6)
Debt issuance costs and fees paid for debt modification	(120)	(50)	(165)
Cash dividends paid (including premium paid on redemption of Series A Preferred Stock)	(939)	(916)	(1,572)
Net cash used in financing activities	(4,741)	(358)	(9,770)
Effect of exchange rate changes on cash and cash equivalents	(8)	(253)	(57)
Net increase (decrease) in cash and cash equivalents	2,351	(5,185)	(1,814)
Cash and cash equivalents reclassified to assets held for sale	—	—	391
Cash and cash equivalents at beginning of period	16,071	21,256	22,679
Cash and cash equivalents at end of period	$18,422	$16,071	$21,256

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
			Common Stock	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2009	$—	$—	$15	$24,040	$(4,394)	$1,588	$708	$21,957
Net income	—	—	—	—	6,172	—	331	6,503
Other comprehensive loss	—	—	—	—	—	(351)	(13)	(364)
Reclassification of Series A Preferred Stock to permanent equity	5,536	—	—	—	—	—	—	5,536
Issuance of Series B Preferred Stock	—	4,855	—	—	—	—	—	4,855
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(85)	(85)
Repurchase of noncontrolling interest shares	—	—	—	1	—	—	(7)	(6)
Sale of businesses	—	—	—	—	—	14	(18)	(4)
Stock-based compensation	—	—	—	216	—	—	—	216
Effect of adoption of amendments to ASC 810 regarding variable interest entities	—	—	—	—	—	—	76	76
Cash dividends paid on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock and charge related to purchase of Series A Preferred Stock	—	—	—	—	(1,512)	—	—	(1,512)
Other	—	—	—	—	—	—	(13)	(13)
Balance December 31, 2010	5,536	4,855	15	24,257	266	1,251	979	37,159
Effect of adoption of amendments in ASU 2010-28 regarding goodwill impairment (Note 12)	—	—	—	—	(1,466)	—	—	(1,466)
Net income	—	—	—	—	9,190	—	97	9,287
Other comprehensive loss	—	—	—	—	—	(7,105)	(10)	(7,115)
Purchase of noncontrolling interest shares	—	—	—	41	—	(7)	(134)	(100)
Exercise of common stock warrants	—	—	—	11	—	—	—	11
Stock based compensation	—	—	—	219	—	—	—	219
Pension plan stock contribution (Note 18)	—	—	1	1,863	—	—	—	1,864
Cash dividends on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(859)	—	—	(859)
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(54)	(54)
Deconsolidation of noncontrolling interest shares	—	—	—	—	—	—	(9)	(9)
Other	—	—	—	—	52	—	2	54
Balance December 31, 2011	5,536	4,855	16	26,391	7,183	(5,861)	871	38,991
Net income (loss)	—	—	—	—	6,188	—	(52)	6,136
Other comprehensive income (loss)	—	—	—	—	—	(2,191)	11	(2,180)
Purchase and retirement of common stock	—	—	(2)	(2,652)	(2,455)	—	—	(5,109)
Exercise of common stock warrants	—	—	—	5	—	—	—	5
Stock based compensation	—	—	—	89	—	—	—	89
Conversion of Series B Preferred Stock to common stock	—	—	—	1	—	—	—	1
Cash dividends on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(859)	—	—	(859)
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(80)	(80)
Other	—	—	—	—	—	—	6	6
Balance December 31, 2012	$5,536	$4,855	$14	$23,834	$10,057	$(8,052)	$756	$37,000

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

General Motors Company was formed in 2009 originally as a Delaware limited liability company, Vehicle Acquisition Holdings LLC, and subsequently converted to a Delaware corporation, NGMCO, Inc. This company, which on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation through a Section 363 sale under Chapter 11 of the U.S. Bankruptcy Code (363 Sale) and changed its name to General Motors Company, is sometimes referred to in these consolidated financial statements for the periods on or subsequent to July 10, 2009 as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM.” General Motors Corporation is sometimes referred to in these consolidated financial statements, for the periods on or before July 9, 2009, as “Old GM” as it is the predecessor entity solely for accounting and financial reporting purposes. Old GM was renamed Motors Liquidation Company (MLC), which was dissolved on December 15, 2011 and transferred its remaining assets and liabilities to the Motors Liquidation Company GUC Trust (GUC Trust).

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

Note 2. Basis of Presentation

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a majority voting interest and our consolidated variable interest entities (VIEs) of which we are the primary beneficiary. We continually evaluate our involvement with VIEs to determine whether we have variable interests and are the primary beneficiary of the VIE. When these criteria are met, we are required to consolidate the VIE. Our share of earnings or losses of nonconsolidated affiliates is included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over the operating and financial decisions of the affiliate. We use the cost method of accounting if we are not able to exercise significant influence over the operating and financial decisions of the affiliate. All intercompany balances and transactions have been eliminated in consolidation.

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

Change in Presentation of Financial Statements

In 2012 we changed the presentation of our consolidated balance sheet, consolidated statements of cash flows and certain notes to the consolidated financial statements to classify the assets and liabilities of GM Financial as current or non-current and to combine line items which were either of a related nature or not individually material. We have made corresponding reclassifications to the comparable information for all periods presented.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

Effective January 1, 2011 the BsF was further devalued and the essential rate was eliminated. The devaluation has affected results of operations from that date forward because our Venezuelan subsidiaries no longer realize gains that result from favorable foreign currency exchanges processed by the Venezuela currency exchange agency at the essential rate.

The aggregate net assets of our Venezuelan subsidiaries at December 31, 2012 and 2011 were $786 million and $438 million. At December 31, 2012 and 2011 other consolidated entities have receivables from our Venezuelan subsidiaries of $379 million and $380 million. The total amounts pending government approval for settlement at December 31, 2012 and 2011 were BsF 2.2 billion (equivalent to $523 million) and BsF 2.3 billion (equivalent to $535 million), for which some requests have been pending from 2007.

In February 2013 the Venezuelan government announced that the official fixed exchange rate of BsF 4.3 to $1.00 would be changed to BsF 6.3 to $1.00. The devaluation did not have an effect on the 2012 consolidated financial statements; however, the devaluation will require remeasurement of our Venezuelan subsidiaries' non-U.S. dollar denominated monetary assets and liabilities in the three months ending March 31, 2013. The devaluation effective date is February 13, 2013 and is expected to result in a charge in the range of $150 million to $200 million.

Note 3. Significant Accounting Policies

The accounting policies which follow are utilized by our automotive and automotive financing operations, unless otherwise indicated.

Revenue Recognition

Automotive

Automotive sales and revenue are primarily composed of revenue generated from the sale of vehicles. Vehicle sales are recorded when title and all risks and rewards of ownership have passed to our customers. For the majority of our automotive sales, this occurs when a vehicle is released to the carrier responsible for transporting to a dealer and when collectability is reasonably assured. Vehicle sales are recorded when the vehicle is delivered to the dealer in most remaining cases. Provisions for recurring dealer and customer sales and leasing incentives, consisting of allowances and rebates, are recorded as reductions to Automotive sales and revenue at the time of vehicle sales. All other incentives, allowances, and rebates related to vehicles previously sold are recorded as reductions to Automotive sales and revenue when announced.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

Advertising and Promotion Expense

The following table summarizes advertising and promotion expenditures, which are expensed as incurred (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Advertising and promotion expense	$5,372	$5,209	$4,742

Research and Development Expenditures

The following table summarizes research and development expenditures, which are expensed as incurred (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Research and development expense	$7,368	$8,124	$6,962

Cash Equivalents

Cash equivalents are defined as short-term, highly-liquid investments with original maturities of 90 days or less.

Allowance for Doubtful Accounts

Automotive

The following table summarizes activity in our allowance for doubtful accounts (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of period	$331	$252	$250
Amounts charged (credited) to costs and expenses	(10)	159	93
Other	36	3	—
Deductions	(46)	(83)	(91)
Balance at end of period	$311	$331	$252

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

An evaluation is made quarterly to determine if unrealized losses related to non-trading investments in securities are other-than- temporary. Factors considered in determining whether a loss on a marketable security is other-than-temporary include: (1) the length of time and extent to which the fair value has been below cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent to sell or likelihood to be forced to sell the security before any anticipated recovery.

Finance Receivables

Pre-Acquisition Consumer Finance Receivables

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

As a result of acquisition accounting GM Financial evaluated the common risk characteristics of the loan portfolio and split it into several pools. GM Financial's policy is to remove a charged off loan individually from a pool based on comparing any amount received with its contractual amount. Any difference between these amounts is absorbed by the non-accretable difference. This removal method assumes that the amount received approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by this removal method is addressed by GM Financial's quarterly cash flow evaluation process for each pool. For loans that are resolved by payment in full there is no release of the non-accretable difference for the pool because there is no difference between the amount received and the contractual amount of the loan.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

Post-Acquisition Consumer Finance Receivables and Allowance for Loan Losses

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

Equipment on Operating Leases, net

Equipment on operating leases, net is reported at cost, less accumulated depreciation, net of origination fees or costs, and lease incentives. Estimated income from operating lease assets, which includes lease origination fees, net of lease origination costs, is recorded as operating lease revenue on a straight-line basis over the term of the lease agreement. Depreciation of vehicles is provided on a straight-line basis to an estimated residual value over the term of the lease agreement.
We have significant investments in vehicles in operating lease portfolios, which are composed of vehicle leases to retail customers with lease terms of up to 60 months and vehicles leased to rental car companies with lease terms that average nine months or less. We are exposed to changes in the residual values of those assets. For impairment purposes, the residual values represent estimates of the values of the vehicles leased at the end of the lease contracts and are determined based on forecasted auction proceeds when there is a reliable basis to make such a determination. Realization of the residual values is dependent on the future ability to market the vehicles under the prevailing market conditions. The adequacy of the estimate of the residual value is evaluated over the life of the lease and adjustments may be made to the extent the expected value of the vehicle at lease termination changes. Adjustments may be in the form of revisions to the depreciation rate or recognition of an impairment charge. Impairment is determined to exist if the expected future cash flows, which include estimated residual values, are lower than the carrying amount of the vehicles leased. If the carrying amount is considered impaired, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the anticipated cash flows, including estimated residual values.

In our Automotive operations when a leased vehicle is returned the asset is reclassified from Equipment on operating leases,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

net to Inventories at the lower of cost or estimated selling price, less cost to sell. In our Automotive Finance operations when a leased vehicle is returned or repossessed the asset is recorded in Other assets at the lower of cost or estimated selling price, less costs to sell. Upon disposition a gain or loss is recorded for any difference between the net book value of the lease asset and the proceeds from the disposition of the asset.

Impairment charges related to Equipment on operating leases, net are recorded in Automotive cost of sales or GM Financial operating and other expenses.

Valuation of Cost and Equity Method Investments

When events and circumstances warrant, investments accounted for under the cost or equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an investment below its carrying amount is determined to be other-than-temporary. In determining if a decline is other-than-temporary, factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the affiliate and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery are considered. Impairment charges related to equity method investments are recorded in Equity income, net of tax and gain on investments. Impairment charges related to cost method investments are recorded in Interest income and other non-operating income, net.

Property, net

Property, plant and equipment, including internal use software, is recorded at cost. Major improvements that extend the useful life or add functionality of property are capitalized. The gross amount of assets under capital leases is included in property, plant and equipment. Expenditures for repairs and maintenance are charged to expense as incurred. We depreciate all depreciable property using the straight-line method. Leasehold improvements are amortized over the period of lease or the life of the asset, whichever is shorter. The amortization of the assets under capital leases is included in depreciation expense. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in earnings. Impairment charges related to property are recorded in Automotive cost of sales, Automotive selling, general and administrative expense or GM Financial operating and other expenses.

Special Tools

Special tools represent product-specific powertrain and non-powertrain related tools, dies, molds and other items used in the vehicle manufacturing process. Expenditures for special tools are recorded at cost and are capitalized. We amortize all non-powertrain special tools over their estimated useful lives using an accelerated amortization method. We amortize powertrain special tools over their estimated useful lives using the straight-line method. Impairment charges related to special tools are recorded in Automotive cost of sales.

Goodwill

Goodwill arises from the application of fresh-start reporting and acquisitions accounted for as business combinations. Goodwill is tested for impairment for all reporting units on an annual basis during the fourth quarter, or more frequently, if events occur or circumstances change that would warrant such a review. When the fair value of a reporting unit falls below its carrying amount an impairment charge is recorded for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values of reporting units are established using a discounted cash flow method. Where available and as appropriate, comparative market multiples and the quoted market price for our common stock are used to corroborate the results of the discounted cash flow method. Our reporting units are GMNA, GME, GM Financial and various reporting units within the GMIO and GMSA segments. Due to the integrated nature of our manufacturing operations and the sharing of assets, other resources and vehicle platforms among brands within GMNA and GME and because financial information by brand or country is not discrete below the operating segment level, GMNA and GME do not contain reporting units below the operating segment level. GM Financial also does not contain reporting units below the operating segment level. GMIO and GMSA are less integrated given the lack of regional trade pacts and other unique geographical differences and thus contain separate reporting units below the operating segment level. Goodwill would be reassigned on a relative-fair-value basis to a portion of a reporting unit to be disposed of or upon the reorganization of the composition of one or more of our reporting units, unless the reporting unit was never integrated.

Intangible Assets, net

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Intangible assets, excluding Goodwill, primarily include brand names (including defensive intangibles associated with discontinued brands), technology and intellectual property, customer relationships and dealer networks.

Intangible assets are amortized on a straight-line or an accelerated method of amortization over their estimated useful lives. An accelerated amortization method reflecting the pattern in which the asset will be consumed is utilized if that pattern can be reliably determined. If that pattern cannot be reliably determined, a straight-line amortization method is used. We consider the period of expected cash flows and underlying data used to measure the fair value of the intangible assets when selecting a useful life. Impairment charges related to intangible assets are recorded in Automotive selling, general and administrative expense or Automotive cost of sales.

Amortization of developed technology and intellectual property is recorded in Automotive cost of sales. Amortization of brand names, customer relationships and our dealer networks is recorded in Automotive selling, general and administrative expense or GM Financial operating and other expenses.

Valuation of Long-Lived Assets

The carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business are evaluated for impairment when events and circumstances warrant. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds fair value. Product-specific long-lived asset groups are tested for impairment at the platform or vehicle line level. Non-product specific long-lived assets are tested for impairment on a reporting unit basis in GMNA, GME, and GM Financial and tested at or within our various reporting units within our GMIO and GMSA segments. Fair value is determined using either the market or sales comparison approach, cost approach or anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held for use until disposition. Product-specific assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs.

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

The benefit obligation for pension plans in Canada, the United Kingdom and Germany represents 92% of the non-U.S. pension benefit obligation at December 31, 2012. The discount rates for plans in Canada, the United Kingdom and Germany are determined using a cash flow matching approach, similar to the U.S. approach.

In countries other than the U.S., Canada, United Kingdom and those located in the Eurozone discount rates are established depending on the local financial markets, using a high quality yield curve based on local bonds, a yield curve adjusted to reflect

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

local conditions using foreign currency swaps or local actuarial standards.

Plan Asset Valuation

Cash Equivalents and Other Short-Term Investments

Money market funds and other similar short-term investment funds are valued using the net asset value per share (NAV) as provided by the investment sponsor or third-party administrator. Prices for short-term debt securities are received from independent pricing services or from dealers who make markets in such securities. Independent pricing services utilize matrix pricing which considers readily available inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type as well as dealer supplied prices. Money market mutual funds which provide investors with the ability to redeem their interests on a daily basis and for which NAVs are publicly available are classified in Level 1. Other cash equivalents and short-term investments are classified in Level 2.

Common and Preferred Stock

Common and preferred stock for which market prices are readily available at the measurement date, are valued at the last reported sale price or official closing price on the primary market or exchange on which they are actively traded and are classified in Level 1. Such equity securities for which the market is not considered to be active are valued via the use of observable inputs, which may include, among others, the use of adjusted market prices last available, bids or last available sales prices and/or other observable inputs and are classified in Level 2. Common and preferred stock classified in Level 3 are those privately issued securities or other issues that are valued via the use of valuation models using significant unobservable inputs that generally consider among others, aged (stale) pricing, earnings multiples, discounted cash flows and/or other qualitative and quantitative factors. We may consider other security attributes such as liquidity and market activity in assessing the observability of inputs used by pricing services or dealers, which may affect classification in the fair value hierarchy.

Government, Agency and Corporate Debt Securities

U.S. government and government agency obligations, foreign government and government agency obligations, municipal securities, supranational obligations, corporate bonds, bank notes, and preferred securities are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Debt securities which are priced via the use of pricing services that utilize matrix pricing which considers readily observable inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type as well as dealer supplied prices, are classified in Level 2. Securities within this category that are typically priced by dealers and pricing services via the use of proprietary pricing models which incorporate significant unobservable inputs are classified in Level 3. These inputs primarily consist of yield and credit spread assumptions. We may consider other security attributes such as liquidity, market activity, price level, credit ratings and geo-political risk in assessing the observability of inputs used by pricing services or dealers, which may affect classification.

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

Investment Funds, Private Equity and Debt Investments and Real Estate Investments

Investments in exchange traded funds, real estate investment trusts and mutual funds, for which market quotations are generally readily available, are valued at the last reported sale price, official closing price or publicly available NAV (or its equivalent) on the primary market or exchange on which they are traded, and are classified in Level 1. Investments in private investment funds

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(including hedge funds, private equity funds and real estate funds) are generally valued based on their respective NAV (or its equivalent), as a practical expedient to estimate fair value due to the absence of readily available market prices. Investments in private investment funds, which may be fully redeemed at NAV in the near-term are generally classified in Level 2. Investments in funds, which may not be fully redeemed at NAV in the near-term, are generally classified in Level 3.

Direct investments in private equity, private debt and real estate securities, are generally valued in good faith via the use of the market approach (earnings multiples from comparable companies) or the income approach (discounted cash flow techniques), and consider inputs such as revenue growth and gross margin assumptions, discount rates, discounts for lack of liquidity, market capitalization rates, and the selection of comparable companies. As these valuations incorporate significant unobservable inputs they are classified as Level 3.

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

Labor Force

On a worldwide basis, we have a concentration of the workforce working under the guidelines of unionized collective bargaining agreements. At December 31, 2012 50,000 of our U.S. employees (or 62%) were represented by unions, the majority of which were represented by the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW). The current labor contract with the UAW is effective for a four-year term that began in October 2011 and expires in September 2015. The contract included a $5,000 lump sum payment to each eligible UAW employee in the year ended December 31, 2011 and three additional lump-sum payments of $1,000 to be paid annually in the years ending December 31, 2012, 2013 and 2014. These lump-sum payments expected to total $381 million are being amortized over the four-year contract period.

Job Security Programs

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Effective with our current labor agreement with the UAW the Job Opportunity Bank Program was eliminated and the Supplemental Unemployment Benefit (SUB) program and the Transitional Support Program (TSP) were retained. These modified job security programs provide employees reduced wages and continued coverage under certain employee benefit programs depending on the employee's classification as well as the number of years of service that the employee has accrued. A similar tiered benefit is provided to Canadian Auto Workers Union (CAW) employees. We recognize a liability for these SUB/TSP benefits over the expected service period of employees, based on our best estimate of the probable liability at the measurement date.

Stock Incentive Plans

We measure and record compensation expense for all share-based payment awards based on the award's estimated fair value which is the fair value of our common stock on the date of grant, or for restricted stock units (RSUs) granted prior to our public offering, the fair value of our common stock as of the date of the public offering. We record compensation cost for the awards on a straight-line basis over the entire vesting period, or for retirement eligible employees over the requisite service period.

Salary stock awards granted are fully vested and nonforfeitable upon grant; therefore, compensation cost is recorded on the date of grant.

The liability for stock incentive plan awards settled in cash is remeasured to fair value at the end of each reporting period.

Policy, Product Warranty and Recall Campaigns

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

The estimated costs related to product recalls are based on a formal campaign soliciting return of that product are accrued when they are deemed to be probable and can be reasonably estimated.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

•Historical experience with tax attributes expiring unused; and
•Near- and medium-term financial outlook.

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

All derivatives are recorded at fair value and presented gross in the consolidated balance sheets. Internal models are used to value a majority of derivatives. The models use, as their basis, readily observable market inputs, such as time value, forward interest rates, volatility factors and current and forward market prices for foreign currency exchange rates and commodities. We estimate our nonperformance risk using our corporate credit rating, the rating on our secured revolver, and yields on traded bonds of companies with comparable credit ratings and risk profiles. Derivative contracts that are valued based upon models with significant unobservable market inputs, primarily price, are classified in Level 3.

We record the earnings effect resulting from the change in fair value of automotive operations derivative instruments in Interest income and other non-operating income, net. We record the earnings effect resulting from the change in fair value of derivative instruments entered into by GM Financial in GM Financial operating and other expenses.

Effective changes in fair value of derivatives designated as cash flow hedges are recorded in Cash flow hedging gains (losses), net within a separate component of Other comprehensive income (OCI). Amounts are reclassified from Accumulated other

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

comprehensive income when the underlying hedged item affects earnings. All ineffective changes in fair value are recorded in earnings. We also discontinue hedge accounting prospectively when it is determined that a derivative instrument has ceased to be effective as an accounting hedge or if the underlying hedged cash flow is no longer probable of occurring.

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

Gains and losses arising from foreign currency transactions and the effects of remeasurements discussed in the preceding paragraph are recorded in Automotive cost of sales and GM Financial operating and other expenses unless related to Automotive debt, which are recorded in Interest income and other non-operating income, net.

The following table summarizes the effects of foreign currency transactions and remeasurement (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Foreign currency transaction and remeasurement losses	$117	$55	$210

Recently Adopted Accounting Principles

In 2012 we adopted the provisions of Accounting Standards Update (ASU) 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05) that requires presentation of all non-owner changes in equity in one continuous statement of comprehensive income or in two separate but consecutive statements. We elected to provide a separate statement of comprehensive income for all periods presented. The amendments in this update do not change the items that must be reported in OCI or when an OCI item must be reclassified to net income. The adoption of ASU 2011-05 did not affect our consolidated statements of financial position, results of operations and cash flows.

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

Note 4. Acquisition and Disposal of Businesses

Sale of General Motors Strasbourg S.A.S.

In December 2012 we entered into a definitive agreement to sell 100% of our equity interest of General Motors Strasbourg S.A.S. (GMS), which was included in our GME segment, for cash of one Euro to an external third-party. GMS is engaged in the business of developing and manufacturing automatic transmissions for luxury and performance light automotive vehicles. We acquired GMS in October 2010 as subsequently discussed. GMS's assets and liabilities were adjusted to their estimated fair value of one Euro upon entering into the definitive agreement. The resulting charge of $119 million was recorded in Interest income and other non-operating income, net. In January 2013 we completed the sale of GMS. GMS's assets, composed primarily of accounts

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

receivable and inventories, and its liabilities composed primarily of accounts payable and accrued liabilities were classified as held for sale and were included in Current Assets and Current Liabilities.

Definitive Agreement to Acquire Certain Ally Financial International Operations

In November 2012 GM Financial entered into an agreement with Ally Financial to acquire 100% of the outstanding equity interests of its automotive finance and financial services operations in Europe and Latin America and a separate agreement to acquire Ally Financial’s non-controlling equity interests in GMAC-SAIC Automotive Finance Company Limited (GMAC-SAIC), which conducts automotive finance and other financial services in China. The combined consideration will be approximately $4.2 billion in cash, subject to certain closing adjustments. These transactions will enable GM Financial to provide automotive finance and other financial services to customers in European, Latin American and Chinese markets. The closings of the transactions contemplated by the agreements are subject to satisfaction of certain closing conditions, including obtaining applicable regulatory approvals and third-party consents and other customary closing conditions, and are expected to close in stages throughout 2013.

Acquisition of SAIC GM Investment Limited

In September 2012 SAIC Motor Hong Kong Investment Limited (SAIC-HK) exercised its option to not participate in future capital injections to SAIC GM Investment Limited, the holding company of General Motors India Private Limited and Chevrolet Sales India Private Limited (collectively HKJV). We agreed with SAIC-HK to settle a promissory note due from HKJV to us in exchange for HKJV's issuance of 257 million Class B shares at face value of $1.17 per share. SAIC-HK's equity interest in HKJV was diluted from 50% to 14% and we obtained control of HKJV with an 86% interest and consolidated HKJV effective September 1, 2012. We recognized a gain of $51 million measured as the difference between the fair value of our 50% interest in HKJV and the investment carrying amount at the date of acquisition of which $50 million was recorded in Equity income, net of tax and gain on investments. In addition we invested $125 million in HKJV and acquired 186 million Class A shares at face value of $0.6708 per share, which increased our interest in HKJV from 86% to 90.8%. Refer to Note 10 for additional details on our investment in HKJV prior to acquisition.

The following table summarizes the consideration paid and the HKJV assets acquired and liabilities assumed, which are included in our GMIO segment (dollars in millions):

September 1, 2012
Consideration
Fair value of our previously held investment	$74
Consideration paid for Shanghai Automotive Industry Corporation's (SAIC) portion of the promissory note	150
Settlement of written put option	(94)
Total consideration	$130

Fair value of the noncontrolling interest	$21

Assets acquired and liabilities assumed
Cash	$17
Accounts receivable	124
Inventory	132
Other current assets	13
Property	385
Goodwill	61
Other non-current assets	59
Current liabilities	(483)
Non-current liabilities	(157)
$151

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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
$3,454
_________

(a)
Acquisition-related costs of $43 million were expensed as incurred. The acquisition related costs include $27 million recorded in Automotive selling, general and administrative expense and $16 million recorded in GM Financial operating and other expenses.

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

The results of operations of GM Financial are included in our results beginning October 1, 2010. The following table summarizes the actual amounts of revenue and earnings of GM Financial included in our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010, as well as the supplemental pro forma revenue and earnings of the combined entity for the year ended December 31, 2010 as if the acquisition had occurred on January 1, 2010 (dollars in millions):

	GM Financial Amounts For Year Ended December 31,			Pro Forma-Combined (Unaudited)
	2012	2011	2010	Year Ended December 31, 2010
Total net sales and revenue	$1,961	$1,410	$281	$136,645
Net income attributable to stockholders	$567	$440	$90	$6,651

The supplemental pro forma information was adjusted to give effect to the tax effected amortization of a premium on finance receivables and a premium on securitization notes payable and other borrowings, depreciation and amortization related to other assets and acquisition related costs. The pro forma information should not be considered indicative of the results had the acquisition been consummated on January 1, 2010, nor are they indicative of future results.

Sale of Nexteer

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In November 2010 we completed the sale of Nexteer Automotive Corporation (Nexteer), a manufacturer of steering components and half-shafts, which was included in our GMNA segment, to Pacific Century Motors. The sale of the Nexteer business included the global steering business which was acquired in October 2009.

We received consideration of $426 million in cash and a $39 million promissory note in exchange for 100% of our ownership interest in Nexteer and recorded a gain of $60 million on the sale which is recorded in Interest income and other non-operating income, net. Subsequent to the sale, Nexteer became one of our third-party suppliers. During the year ended December 31, 2010 Nexteer recorded revenue of $1.8 billion, of which $939 million were sales to us.

Acquisition of GMS

In October 2010 we acquired 100% of the outstanding equity interest of GMS for cash of one Euro from MLC. We recorded the fair value of the assets acquired and liabilities assumed as of October 1, 2010 and have included GMS's results of operations and cash flows from that date forward. GMS was sold in January 2013 as previously discussed. The following table summarizes the amounts recorded in connection with the acquisition of GMS, which are included in our GME segment (dollars in millions):

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

Saab Sale

In February 2010 we completed the sale of Saab Automobile AB and in May 2010 we completed the sale of Saab Automobile GB (collectively Saab) to Spyker Cars NV. Of the negotiated cash purchase price of $74 million, we received $50 million at closing and received the remainder in July 2010. We also received preference shares in Saab with a face value of $326 million and an estimated fair value that is insignificant and received $114 million as repayment of the debtor-in-possession financing that we provided to Saab during 2009. In the year ended December 31, 2010 we recorded a gain of $123 million in Interest income and other non-operating income, net reflecting cash received of $166 million less net assets with a book value of $43 million.

Note 5. GM Financial Finance Receivables, net

In April 2012 GM Financial commenced commercial lending activities in the U.S. centered on floorplan financing of dealer vehicle inventory and dealer loans to finance dealer sites, facilities, facility improvements and working capital. These loans are made on a secured basis.

The following table summarizes GM Financial finance receivables, net relating to consumer and commercial activities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2012	December 31, 2011
Current	$4,044	$3,251
Non-current	6,954	5,911
Total GM Financial finance receivables, net	$10,998	$9,162

The following table summarizes the components of GM Financial finance receivables, net relating to consumer and commercial activities (dollars in millions):

	December 31, 2012	December 31, 2011
Pre-acquisition finance receivables, outstanding balance	$2,162	$4,366
Pre-acquisition finance receivables, carrying amount	$1,958	$4,027
Post-acquisition finance receivables, net of fees(a)	9,391	5,314
Total finance receivables	11,349	9,341
Less: allowance for loan losses on post-acquisition finance receivables(a)	(351)	(179)
Total GM Financial finance receivables, net	$10,998	$9,162
__________

(a)	At December 31, 2012 the balance includes finance receivables and loans of $560 million and allowance for loan losses of $6 million in connection with the commercial lending program.

The following table summarizes activity for finance receivables relating to consumer and commercial activities (dollars in millions):

	Years Ended December 31,
	2012	2011
Pre-acquisition finance receivables, carrying amount, beginning of period	$4,027	$7,299
Post-acquisition finance receivables, beginning of period	5,314	924
Loans originated or purchased(a)	6,806	5,085
Charge-offs	(304)	(66)
Principal collections and other(a)	(4,324)	(3,418)
Change in carrying amount adjustment on the pre-acquisition finance receivables	(170)	(483)
Balance at end of period	$11,349	$9,341
__________

(a)	Includes finance receivables and loans originated of $1.2 billion and principal collections of $667 million in connection with the commercial lending program for the year ended December 31, 2012.

The following table summarizes carrying amount and estimated fair value of GM Financial finance receivables, net (dollars in millions):

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
GM Financial finance receivables, net	$10,998	$11,313	$9,162	$9,386

GM Financial determined the fair value of consumer finance receivables using Level 3 inputs within a cash flow model. The Level 3 inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the finance receivable portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows are calculated and discounted using a weighted-average cost of capital (WACC) using unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity and maturity profile as the portfolio. Macroeconomic factors could negatively affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in GM Financial's cash flow model.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

At December 31, 2012 and 2011 the accrual of finance charge income has been suspended on delinquent consumer finance receivables based on contractual amounts due of $503 million and $439 million. At December 31, 2012 there were no commercial finance receivables or loans on non-accrual status.

GM Financial reviews its pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from its initial investment in the pre-acquisition portfolio to determine if the difference is attributable, at least, in part to credit quality. For the period ended December 31, 2012 as a result of improvements in the credit performance of the pre-acquisition portfolio, which resulted in an increase of expected cash flows of $170 million, GM Financial transferred the excess non-accretable difference to accretable yield. GM Financial will recognize this excess as finance charge income over the remaining life of the portfolio.

The following table summarizes accretable yield (dollars in millions):

	Years Ended December 31,
	2012	2011
Balance at beginning of period	$737	$1,201
Accretion of accretable yield	(503)	(725)
Transfer from non-accretable difference	170	261
Balance at end of period	$404	$737

The following table summarizes the allowance for post-acquisition loan losses on consumer and commercial finance receivables (dollars in millions):

	December 31, 2012	December 31, 2011
Current	$266	$136
Non-current	85	43
Total allowance for post-acquisition loan losses	$351	$179

The following table summarizes activity for the allowance for post-acquisition loan losses on consumer and commercial finance receivables (dollars in millions):

	Years Ended December 31,		October 1, 2010 Through December 31, 2010
	2012	2011
Balance at beginning of period	$179	$26	$—
Provision for loan losses	304	178	26
Charge-offs	(304)	(66)	—
Recoveries	172	41	—
Balance at end of period	$351	$179	$26

Credit Quality

Consumer Finance Receivables

Credit bureau scores, generally referred to as FICO scores, are determined during GM Financial's automotive loan origination process. The following table summarizes the credit risk profile of finance receivables by FICO score band, determined at origination (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2012	December 31, 2011
FICO score less than 540	$3,011	$2,133
FICO score 540 to 599	5,014	4,167
FICO score 600 to 659	2,513	2,624
FICO score 660 and greater	455	756
Balance at end of period(a)	$10,993	$9,680
__________

(a)	Composed of the sum of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees.

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

Delinquency

Consumer Finance Receivables

The following summarizes the contractual amount of consumer finance receivables, which is not materially different than the recorded investment, more than 30 days delinquent, but not yet in repossession, and in repossession, but not yet charged off (dollars in millions):

	December 31, 2012		December 31, 2011
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts
31-to-60 days	$672	6.1%	$517	5.3%
Greater-than-60 days	230	2.1%	182	1.9%
Total consumer finance receivables more than 30 days delinquent	902	8.2%	699	7.2%
In repossession	31	0.3%	27	0.3%
Total consumer finance receivables more than 30 days delinquent and in repossession	$933	8.5%	$726	7.5%

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. Delinquencies may vary from period to period based upon the average age of the portfolio, seasonality within the calendar year and economic factors.

Commercial Finance Receivables

At December 31, 2012 all commercial finance receivables were current with respect to payment status.

Note 6. Securitizations

Automotive Financing - GM Financial

The following table summarizes securitization activity and cash flows from consolidated SPEs used for securitizations (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,		October 1, 2010 Through December 31, 2010
	2012	2011
Receivables securitized	$6,777	$4,828	$743
Net proceeds from securitization	$6,400	$4,550	$700
Servicing fees
Variable interest entities	$242	$201	$46
Net distributions from trusts
Variable interest entities	$1,487	$852	$216

GM Financial retains servicing responsibilities for receivables transferred to securitization SPEs. At December 31, 2012 and 2011 GM Financial serviced finance receivables that have been transferred to certain SPEs of $9.9 billion and $7.9 billion. At December 31, 2012 and 2011 a Canadian subsidiary of GM Financial serviced leased assets of $625 million and $1.0 billion for a third-party.

Note 7. Marketable Securities

We measure the fair value of our marketable securities using a market approach where identical or comparable prices are available and an income approach in other cases. We obtain the majority of the prices used in this valuation from a pricing service. Our pricing service utilizes industry standard pricing models that consider various inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities as well as other relevant economic measures. We conduct an annual review of valuations provided by our pricing service, which includes discussion and analysis of the inputs used by the pricing service to provide prices for the types of securities we hold. These inputs include prices for comparable securities, bid/ask quotes, interest rate yields and prepayment spreads. Based on our review we believe the prices received from our pricing service are a reliable representation of exit prices.

Peugeot S.A.

At December 31, 2012, we measured the fair value of our investment in Peugeot S.A. (PSA) common stock using the published stock price and determined the carrying amount of our investment in PSA common stock exceeded its fair value. PSA’s stock price has shown no sustained signs of recovery towards the price at which we acquired our seven percent interest in March 2012.

Based upon the 55% decline in PSA common stock price since our acquisition in March 2012 and the nine month duration of the impairment, combined with our fourth quarter reassessment of our European automotive operations, we have concluded that the impairment of our investment in PSA common stock is other-than-temporary. As a result we have transferred the total unrealized losses from Accumulated other comprehensive loss to Interest income and other non-operating income, net resulting in recognition of an impairment charge of $220 million.

GM Korea Preferred Shares

In September 2012 we entered into a transaction to acquire security interests in certain mandatorily redeemable preferred shares issued by GM Korea for $293 million. The transaction did not meet the criteria for an extinguishment of the liability. Subsequently, GM Korea partially redeemed the mandatorily redeemable preferred shares resulting in an extinguishment of the liability and redemption of a portion of the security interests, which is described in more detail in Note 17. The remaining unredeemed interests are classified as available-for-sale corporate debt securities and had a fair value of $177 million at December 31, 2012.

The following tables summarize information regarding marketable securities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2012
		Unrealized		Fair Value	Fair Value Measurements on a Recurring Basis
	Cost	Gains	Losses		Level 1	Level 2	Level 3
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	$4,190	$—	$—	$4,190	$—	$4,190	$—
Certificates of deposit	120	—	—	120	—	120	—
Money market funds	1,799	—	—	1,799	1,799	—	—
Corporate debt	3,102	—	—	3,102	—	3,102	—
Total available-for-sale securities	$9,211	$—	$—	9,211	1,799	7,412	—
Trading securities
Sovereign debt				1,408	—	1,408	—
Total trading securities				1,408	—	1,408	—
Total marketable securities classified as cash equivalents				10,619	$1,799	$8,820	$—
Cash, time deposits and other cash equivalents				7,803
Total cash and cash equivalents				$18,422
Marketable securities - current
Available-for-sale securities
U.S. government and agencies	$1,231	$—	$—	$1,231	$—	$1,231	$—
Sovereign debt	30	—	—	30	—	30	—
Certificates of deposit	10	—	—	10	—	10	—
Corporate debt(a)	2,455	40	—	2,495	—	2,495	—
Equity	—	21	—	21	21	—	—
Total available-for-sale securities	$3,726	$61	$—	3,787	21	3,766	—
Trading securities
Sovereign debt				5,201	—	5,201	—
Total trading securities				5,201	—	5,201	—
Total marketable securities - current				8,988	21	8,967	—
Marketable securities - non-current
Available-for-sale securities
Equity(b)	$179	$—	$—	179	179	—	—
Total marketable securities - non-current	$179	$—	$—	179	179	—	—
Total marketable securities				$9,167	$200	$8,967	$—
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	$933	$—	$—	$933	$933	$—	$—
Sovereign debt	23	1	—	24	—	24	—
Other	175	—	—	175	—	175	—
Total marketable securities classified as restricted cash and marketable securities	$1,131	$1	$—	1,132	$933	$199	$—
Restricted cash, time deposits and other restricted cash equivalents				236
Total restricted cash and marketable securities				$1,368
_______

(a)	Includes security interest in the GM Korea mandatorily redeemable preferred shares.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(b)	Represents our seven percent ownership in PSA acquired in connection with our agreement with PSA to create a long-term and strategic alliance. The investment is recorded in Other assets.

	December 31, 2011
		Unrealized		Fair Value	Fair Value Measurements on a Recurring Basis
	Cost	Gains	Losses		Level 1	Level 2	Level 3
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	$239	$—	$—	$239	$—	$239	$—
Sovereign debt	490	—	—	490	—	490	—
Certificates of deposit	2,028	—	—	2,028	—	2,028	—
Money market funds	1,794	—	—	1,794	1,794	—	—
Corporate debt	5,112	—	—	5,112	—	5,112	—
Total available-for-sale securities	$9,663	$—	$—	9,663	1,794	7,869	—
Trading securities
Sovereign debt				497	—	497	—
Total trading securities				497	—	497	—
Total marketable securities classified as cash equivalents				10,160	$1,794	$8,366	$—
Cash, time deposits and other cash equivalents				5,911
Total cash and cash equivalents				$16,071
Marketable securities - current
Available-for-sale securities
U.S. government and agencies	$5,214	$2	$—	$5,216	$—	$5,216	$—
Sovereign debt	143	—	—	143	—	143	—
Certificates of deposit	178	—	—	178	—	178	—
Corporate debt	4,566	3	4	4,565	—	4,565	—
Total available-for-sale securities	$10,101	$5	$4	10,102	—	10,102	—
Trading securities
Equity				34	34	—	—
Sovereign debt				5,936	—	5,936	—
Other debt				76	—	76	—
Total trading securities				6,046	34	6,012	—
Total marketable securities - current				$16,148	$34	$16,114	$—
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	$1,363	$—	$—	$1,363	$1,363	$—	$—
Sovereign debt	15	—	—	15	—	15	—
Other	161	3	—	164	—	164	—
Total marketable securities classified as restricted cash and marketable securities	$1,539	$3	$—	1,542	$1,363	$179	$—
Restricted cash, time deposits and other restricted cash equivalents				691
Total restricted cash and marketable securities				$2,233

We maintained securities of $84 million as compensating balances to support letters of credit of $70 million at December 31, 2011. At December 31, 2012 these compensating balances were not required.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Sales proceeds from investments in marketable securities classified as available-for-sale and sold prior to maturity were $4.7 billion, $1.6 billion and $11 million in the years ended December 31, 2012, 2011 and 2010.

The following table summarizes the amortized cost and the fair value of investments classified as available-for-sale within cash equivalents, marketable securities and restricted cash by contractual maturity at December 31, 2012 (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$9,281	$9,318
Due after one year through five years	1,892	1,896
Total contractual maturities of available-for-sale securities	$11,173	$11,214

Note 8. Inventories

The following table summarizes the components of Inventories (dollars in millions):

	December 31, 2012	December 31, 2011
Productive material, supplies and work in process	$6,560	$6,486
Finished product, including service parts	8,154	7,838
Total inventories	$14,714	$14,324

Note 9. Equipment on Operating Leases, net

Automotive

Equipment on operating leases, net is composed of vehicle sales to daily rental car companies.

The following table summarizes information related to Equipment on operating leases, net (dollars in millions):

	December 31, 2012	December 31, 2011
Equipment on operating leases	$1,946	$2,691
Less: accumulated depreciation	(164)	(227)
Equipment on operating leases, net	$1,782	$2,464

The following table summarizes depreciation expense and impairment charges related to Equipment on operating leases, net (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Depreciation expense	$227	$431	$500
Impairment charges	$181	$151	$49

The following table summarizes equipment on operating leases to daily rental car companies measured at fair value utilizing Level 3 inputs on a nonrecurring basis (dollars in millions):

		Fair Value Measurements on a Nonrecurring Basis (a)
	Fair Value Measures	Level 1	Level 2	Level 3
Year ended December 31, 2012	$2,469	$—	$—	$2,469
Year ended December 31, 2011	$2,571	$—	$—	$2,571
Year ended December 31, 2010	$2,310	$—	$—	$2,310
__________

(a)
The carrying amount of the related assets at December 31, 2012, 2011 and 2010 may no longer equal the fair value as the fair value presented is as of the date the impairment was recorded during the year presented.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Impairment of vehicles leased to daily rental car companies with guaranteed repurchase obligations is determined to exist if the expected future cash flows are lower than the carrying amount of the vehicle. We have multiple, distinct portfolios of vehicles leased to rental car companies and may have multiple impairments within a period. Expected cash flows include all estimated net revenue and costs associated with the sale to daily rental car companies through disposal at auction. The fair value measurements are determined, reviewed and approved on a monthly basis by personnel with appropriate knowledge of transactions with daily rental car companies and auction transactions.

The following table summarizes the significant quantitative unobservable inputs and assumptions used in the fair value measurement of Equipment on operating leases, net (dollars in millions):

	Valuation Technique	Significant Unobservable Input	Year Ended December 31, 2012
Impaired equipment on operating leases	Cash flow	Estimated net revenue	$2,530
		Estimated costs	$2,711

Automotive Financing - GM Financial

GM Financial originates leases in the U.S. and Canada that are recorded as operating leases. A Canadian subsidiary of GM Financial originates and sells leases to a third-party with servicing retained.

The following table summarizes GM Financial equipment on operating leases, net (dollars in millions):

	December 31, 2012	December 31, 2011
GM Financial equipment on operating leases	$1,910	$860
Less: accumulated depreciation	(261)	(75)
GM Financial equipment on operating leases, net	$1,649	$785

The following table summarizes depreciation expense related to GM Financial equipment on operating leases, net (dollars in millions):

	Year Ended December 31,
	2012	2011
Depreciation expense	$205	$70

The following table summarizes minimum rental payments due to GM Financial as lessor under operating leases (dollars in millions):

	2013	2014	2015	2016	2017
Minimum rental receipts under operating leases	$331	$274	$160	$33	$2

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

The following table summarizes information regarding Equity income, net of tax and gain on investments (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2012	2011	2010
China joint ventures (China JVs)	$1,521	$1,511	$1,297
New Delphi (including gain on disposition)	—	1,727	117
Others (including gain on acquisition of HKJV)	41	(46)	24
Total equity income, net of tax and gain on investments	$1,562	$3,192	$1,438

Sales and income of our joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income, net of tax and gain on investments.

We received dividends from nonconsolidated affiliates of $1.4 billion, $1.2 billion and $685 million in the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 and 2011 we had undistributed earnings including dividends declared but not received, of $1.7 billion and $1.6 billion related to our nonconsolidated affiliates.

Investment in China JVs

The following table summarizes our direct ownership interests in China JVs:

	December 31, 2012	December 31, 2011
Shanghai General Motors Co., Ltd. (SGM)	50%	49%
Shanghai GM Norsom Motor Co., Ltd. (SGM Norsom)	25%	25%
Shanghai GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
Shanghai GM Dong Yue Powertrain (SGM DYPT)	25%	25%
SAIC-GM-Wuling Automobile Co., Ltd. (SGMW)	44%	44%
FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%	50%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Shanghai Chengxin Used Car)	33%	33%
SAIC General Motors Sales Co., Ltd. (SGMS)	49%	49%

SGM is a joint venture established in 1997 by SAIC (50%) and us (50%). SGM has interests in three other joint ventures in China: SGM Norsom, SGM DY and SGM DYPT. These three joint ventures are jointly held by SGM (50%), SAIC (25%) and us (25%). These four joint ventures are engaged in the production, import, and sale of a comprehensive range of products under the Buick, Chevrolet and Cadillac brands. SGM also has interests in Shanghai OnStar (20%) and Shanghai Chengxin Used Car (33%). SGM also has a 20% equity interest in GMAC-SAIC, a joint venture established by General Motors Acceptance Corporation (now Ally Financial) (40%) and SAIC Finance Co., Ltd. (40%) in 2007.

SGMS is a joint venture established in November 2011 by SAIC (51%) and us (49%) to engage in the sales of the imported Buick, Chevrolet and Cadillac brands and the sales of automobiles manufactured by SGM.

In February 2010 we sold a 1% ownership interest in SGM to SAIC-HK, reducing our ownership interest to 49%. The sale of the 1% ownership interest to SAIC was predicated on our ability to work with SAIC to obtain a $400 million line of credit from a commercial bank to us. We also received a call option to repurchase the 1% which was contingently exercisable based on events which we did not unilaterally control. As part of the loan arrangement SAIC provided a commitment whereby, in the event of default, SAIC would purchase the ownership interest in SGM that we pledged as collateral for the loan. We recorded an insignificant gain on the transaction.

In September 2012 we repurchased the 1% interest in SGM for a total consideration of $119 million, increasing our ownership interest in SGM to 50%. The transaction was accounted for by applying the equity method of accounting. The consideration exceeded our proportionate share of the 1% interest in SGM net assets by $82 million, which consists of plant, property and equipment, intangible assets and goodwill of $8 million, $36 million and $38 million.

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

We provided SAIC-HK, a 50% equity holder in HKJV through September 1, 2012, an option to not participate in future capital injections, which would otherwise be required under certain circumstances. The related option liability was $88 million and total unrealized losses were $64 million at December 31, 2011. A Monte Carlo option-pricing model was used to estimate the fair value of the option liability which is a Level 3 measure. The key inputs into the option pricing model were the expected volatility, risk-free rate, expected term, fair value of HKJV and expected amounts of the future funding requirement. The fair value estimate of the option was most sensitive to the fair value of HKJV, which was unobservable. A discounted cash flow methodology was utilized to estimate the fair value of HKJV.

In September 2012 SAIC-HK exercised its option to not participate in future capital injections to HKJV. As a consequence of the decision to not participate in the capital injections and our settlement of a promissory note, SAIC-HK's interest in HKJV was diluted from 50% to 14% and we obtained control of HKJV with an 86% interest. We consolidated the assets and liabilities and the results of operations of HKJV beginning on September 1, 2012. Refer to Note 4 for further detail regarding the acquisition.

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

Investment in and Summarized Financial Data of Nonconsolidated Affiliates

The following table summarizes the carrying amount of investments in nonconsolidated affiliates (dollars in millions):

	December 31, 2012	December 31, 2011
China JVs	$6,579	$6,452
Other investments	304	338
Total equity in net assets of nonconsolidated affiliates	$6,883	$6,790

At December 31, 2012 and 2011 the carrying amount of our investments in certain joint ventures exceeded our share of the underlying net assets by $3.8 billion. These differences are primarily related to the application of fresh-start reporting and purchase of additional interests in nonconsolidated affiliates, of which $3.4 billion and $3.3 billion at December 31, 2012 and 2011 were allocated to goodwill and the remainder was allocated to the underlying assets and liabilities, primarily intangibles, and are being

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

amortized over their useful lives.

The following tables present summarized financial data for all of our nonconsolidated affiliates (dollars in millions):

	December 31, 2012			December 31, 2011
	China JVs	Others	Total	China JVs	Others	Total
Summarized Balance Sheet Data
Current assets	$11,759	$2,642	$14,401	$10,882	$2,274	$13,156
Non-current assets	6,766	1,507	8,273	5,293	1,863	7,156
Total assets	$18,525	$4,149	$22,674	$16,175	$4,137	$20,312

Current liabilities	$12,612	$1,893	$14,505	$10,526	$1,492	$12,018
Non-current liabilities	756	758	1,514	651	934	1,585
Total liabilities	$13,368	$2,651	$16,019	$11,177	$2,426	$13,603

Non-controlling interests	$1,055	$1	$1,056	$948	$—	$948

	Years Ended December 31,
	2012	2011	2010
Summarized Operating Data
China JV's net sales	$33,364	$30,511	$25,395
Others' net sales	3,963	4,242	17,500
Total net sales	$37,327	$34,753	$42,895

China JV's net income	$3,198	$3,203	$2,808
Others' net income (loss)	(23)	(13)	656
Total net income	$3,175	$3,190	$3,464

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and automobile parts. We purchase component parts and vehicles from certain nonconsolidated affiliates for resale to dealers. The following tables summarize the effects of transactions with nonconsolidated affiliates (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Results of Operations
Automotive sales and revenue	$2,572	$3,266	$2,910
Automotive purchases, net	$497	$1,044	$2,881
Interest income and other non-operating income, net	$184	$34	$43

	December 31, 2012	December 31, 2011
Financial Position
Accounts and notes receivable, net	$1,668	$1,785
Accounts and notes payable	$167	$342
Deferred revenue and customer deposits	$46	$150

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2012	2011	2010
Cash Flows
Operating	$3,385	$3,624	$719
Investing	$(41)	$(27)	$(74)

Note 11. Property, net

The following table summarizes the components of Property, net (dollars in millions):

	Estimated Useful Lives in Years	December 31, 2012	December 31, 2011
Land		$2,107	$2,502
Buildings and improvements	5-40	4,601	4,701
Machinery and equipment	3-27	12,720	10,670
Construction in progress		3,018	3,070
Real estate, plants, and equipment		22,446	20,943
Less: accumulated depreciation		(5,556)	(4,611)
Real estate, plants, and equipment, net		16,890	16,332
Special tools, net	1-15	7,306	6,673
Total property, net		$24,196	$23,005

The following table summarizes the amount of interest capitalized and excluded from Automotive interest expense related to Property, net (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Capitalized interest	$117	$91	$62

The following table summarizes the amount of capitalized software included in Property, net (dollars in millions):

	December 31, 2012	December 31, 2011
Capitalized software in use, net	$465	$280
Capitalized software in the process of being developed	$108	$113

The following table summarizes depreciation, impairment charges and amortization expense related to Property, net, recorded in Automotive cost of sales, GM Financial operating and other expenses, Automotive selling, general and administrative expense and Other automotive expenses, net (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Depreciation and amortization expense	$3,888	$3,604	$3,576
Impairment charges(a)	3,793	81	240
Depreciation, impairment charges and amortization expense	$7,681	$3,685	$3,816

Capitalized software amortization expense(b)	$209	$203	$195
__________

(a)
Includes GME assets whose fair value was $408 million at December 31, 2012. Also includes other assets whose fair value was determined to be $0 in the years ended December 31, 2012, 2011 and 2010 measured utilizing Level 3 inputs. Fair value measurements of the non-GME asset group long-lived assets utilized projected cash flows discounted at a rate commensurate with the perceived business risks related to the assets involved.

(b)	Included in total depreciation, impairment charges and amortization expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GME Impairment Charges

The carrying amounts of substantially all of GME's assets were established at fair value during fresh-start reporting. In the determination of fair value, one of our key inputs was a forecasted cash flow projection. During 2010, our actual cash flows approximated our projection. During the second half of 2011 and continuing into 2012, the European automotive industry has been severely affected by the ongoing sovereign debt crisis, high unemployment and a lack of consumer confidence coupled with overcapacity. During this timeframe, we began to experience deterioration in cash flows. In response, we formulated a plan to implement various actions to strengthen our operations and increase our competitiveness. The key areas of the plan include investments in our product portfolio, a revised brand strategy, significant management changes, reducing material, development and production costs, and further leveraging synergies from the alliance between us and PSA.

We believe it is likely that adverse economic conditions, and their effect on the European automotive industry will not improve significantly in the short-term and we expect to continue to incur losses in the region as a result. During the fourth quarter of 2012, notwithstanding the above described actions, GME performed below expectations relative to the key operating metrics of forecasted revenues, market share, and variable profit established in mid-2012. Further, our industry outlook deteriorated, and our forecast of 2013 cash flows declined. This triggered a long-lived asset impairment analysis.

We performed a recoverability test of the GME asset group by weighting various undiscounted cash flow scenarios. The weighting of the projected cash flows considers the uncertainty in our ability to execute the actions contemplated in our plan which, in part, are dependent upon actions and factors outside our control. Our test concluded that the GME asset group was not recoverable as the resulting undiscounted cash flows were less than their carrying amount. Accordingly, we estimated the fair value of the GME long-lived assets to determine the impairment amount. Determining the fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs.

To determine the estimated fair value of real and personal property, the cost approach, market approach and income approach were considered. Under the cost approach, the determination of fair value considered the estimates of the cost to construct or purchase a new asset of equal utility at current prices with adjustments in value for physical deterioration, functional obsolescence, and economic obsolescence. Under the market approach, the determination of fair value considered the market prices in transactions for similar assets and certain direct market values based on quoted prices from brokers and secondary market participants for similar assets. Under the income approach, the determination of fair value considered the estimate of the present worth of future benefits derived from ownership, usually measured through the capitalization of a specific level of income which can be derived from the subject asset with adjustments in value for demolition costs and for the effect of an estimated holding period. Under the income approach, it was assumed fair value could not exceed the present value of the net cash flows discounted at a rate commensurate with the level of risk inherent in the subject asset. An in-exchange premise was determined to be the highest and best use.

The following table summarizes the significant Level 3 inputs for real and personal property measurements:

	Valuation Technique(s)	Unobservable Input(s)	Range
Real Property	Market approach	Demolition costs(a)	6% - 23%
	Cost approach	Holding period(b)	0 - 4 years
	Income approach	Discount rate(c)	11.2% - 14.5%
Personal Property	Market approach	Physical deterioration(d)	52% - 69%
	Cost approach	Functional obsolescence(e)	8% - 28%
		Economic obsolescence(f)	17% - 23%
__________

(a)	Represents estimated gross cost to demolish and clear the structures on the property as a percentage of replacement cost new.

(b)	Represents estimated marketing period for each property; which dictates the amount of property specific holding costs to be incurred such as real estate taxes.

(c)	Represents the discount rate for the specific property based on local market sources and available benchmarking data.

(d)	Represents estimates of loss in asset value due to wear and tear, action of the elements, and other physical factors that reduce the life and serviceability of the asset.

(e)	Represents estimated loss in asset value caused by inefficiencies and inadequacies of the asset itself.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(f)	Represents estimated loss in asset value caused by factors external to the asset such as legislative enactments, changes in use, social change, and change in supply and demand.

As a result of our fair value estimates, we adjusted the carrying amount of the GME real and personal property to fair value and recorded asset impairment charges of $3.7 billion at December 31, 2012. These charges were recorded in our GME segment with $3.5 billion recorded in Automotive cost of sales and $0.2 billion recorded in Automotive selling, general and administrative expense. The fair value estimates for GME real and personal property are based on a valuation premise that assumes the assets' highest and best use are different than their current use due to the overall European macro-economic environment.

The following table summarizes GME real and personal property measured at fair value utilizing Level 3 inputs on a nonrecurring basis (dollars in millions):

	Fair Value Measure	Level 1	Level 2	Level 3	Total Impairment
Year ended December 31, 2012	$408	$—	$—	$408	$3,714

Our recoverability test of the GME asset group also included intangible assets and other long-lived assets resulting in additional impairment charges of $1.8 billion at December 31, 2012, for a total of $5.5 billion. Refer to Note 13 for additional information regarding the impairment of intangible assets.

Note 12. Goodwill
The following table summarizes the changes in the carrying amounts of Goodwill (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Balance at January 1, 2011	$26,394	$3,053	$901	$165	$30,513	$1,265	$31,778
Effect of adoption of ASU 2010-28	—	(1,466)	—	—	(1,466)	—	(1,466)
Impairment charges	—	(1,016)	(270)	—	(1,286)	—	(1,286)
Deconsolidation of entity(a)	—	(36)	—	—	(36)	—	(36)
Goodwill from business combinations	5	—	—	—	5	14	19
Effect of foreign currency translation and other	—	46	(21)	(14)	11	(1)	10
Balance at December 31, 2011	26,399	581	610	151	27,741	1,278	29,019
Impairment charges	(26,399)	(590)	(156)	—	(27,145)	—	(27,145)
Goodwill from business combinations(b)	—	—	61	—	61	—	61
Effect of foreign currency translation and other	—	9	34	(5)	38	—	38
Balance at December 31, 2012	$—	$—	$549	$146	$695	$1,278	$1,973

Accumulated impairment charges at January 1, 2011	$—	$—	$—	$—	$—	$—	$—
Accumulated impairment charges at December 31, 2011	$—	$(2,482)	$(270)	$—	$(2,752)	$—	$(2,752)
Accumulated impairment charges at December 31, 2012	$(26,399)	$(3,072)	$(426)	$—	$(29,897)	$—	$(29,897)
_________

(a)	Refer to Note 10 for additional information concerning the deconsolidation of VMM.

(b)	Refer to Note 4 for additional information concerning the acquisition of HKJV.

In the three months ended December 31, 2012, 2011 and 2010 we performed our annual goodwill impairment testing as of October 1 for all reporting units. In addition, in the years ended December 31, 2012 and 2011, we performed event-driven goodwill impairment tests at various dates for certain of our reporting units.

GMNA

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Subsequent to our 2012 annual goodwill impairment testing, we reversed $36.2 billion of our deferred tax asset valuation allowances for our GMNA reporting unit. The reversal of the deferred tax asset valuation allowances resulted in the carrying amount of our GMNA reporting unit exceeding its fair value. As a result we performed an event-driven goodwill impairment test in the three months ended December 31, 2012. Based on the results of this event-driven impairment test we recorded a Goodwill impairment charge of $26.4 billion in the three months ended December 31, 2012. At December 31, 2012, GMNA's Goodwill balance was $0. Refer to Note 21 for additional information on the reversal of our deferred tax asset valuation allowances for our U.S. and Canadian operations.

GME

We adopted the provisions of ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (ASU 2010-28) on January 1, 2011 and performed Step 2 of the goodwill impairment testing analysis for our GME reporting unit which had a negative carrying amount resulting in the recognition of a cumulative-effect adjustment to beginning Retained earnings. GME continued to have a negative carrying amount and because it was more likely than not further goodwill impairment existed at March 31, 2012 and at December 31, and March 31, 2011, we recorded aggregate Goodwill impairment charges of $590 million and $1.0 billion in the years ended December 31, 2012 and 2011. At March 31, 2012, GME's Goodwill balance was $0.

GMIO

Based on our annual goodwill impairment testing we determined that goodwill was impaired for our GM Korea reporting unit at October 1, 2011, as the fair value of GM Korea decreased below its carrying amount. We performed event-driven goodwill impairment tests for GM Korea for each three month period ended subsequent to October 1, 2011. The decrease in 2011 of GM Korea's fair value was driven by a higher level of anticipated economic weakness in certain markets to which GM Korea exports coupled with lower forecasted margins resulting from higher raw material costs and unfavorable foreign exchange rates. Subsequent to our 2011 annual impairment testing we reversed a deferred tax asset valuation allowance for our GM Holden, Ltd. (Holden) reporting unit that resulted in the carrying amount of this reporting unit exceeding its fair value. At December 31, 2011 Holden's goodwill balance was $0. At October 1, 2012 based on our annual goodwill impairment testing we determined that the fair value of GM South Africa decreased below its carrying amount. Based on the results of our annual and event-driven goodwill impairment tests, we recorded total Goodwill impairment charges of $156 million and $270 million in the years ended December 31, 2012 and 2011 within our GMIO segment. At December 31, 2012 GM South Africa's goodwill balance was $0.

Impairment Charges

The impairment charges recorded as a result of the initial adoption of ASU 2010-28 and the annual and event-driven goodwill impairment tests in the years ended December 31, 2012 and 2011 represent the net decreases in implied goodwill resulting primarily from decreases in the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting. The net decreases resulted primarily from the reversal of our deferred tax asset valuation allowances for certain reporting units thus resulting in the recorded amount for deferred taxes exceeding their fair values. The net decreases also resulted from improvements in our nonperformance risk and in our incremental borrowing rates since July 10, 2009. At certain of the testing dates the net decrease was also due to an increase in the high quality corporate bond rates utilized to measure our employee benefit obligations and a decrease in credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk. For the purpose of deriving an implied goodwill balance, deterioration in the business outlook for GME resulted in a reduction in the fair value of certain tax attributes and an increase in estimated employee benefit obligations. The amount of implied goodwill derived from GM Korea decreased primarily from a reduction in the fair value of certain tax attributes. The amount of implied goodwill derived from GMNA and Holden decreased primarily due to the recorded amount of deferred taxes exceeding the fair values of the tax attributes.

Fair Value Measurements

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

•	Our estimated WACC;

•	Our estimated long-term growth rates; and

•	Our estimate of industry volumes and our market share.

The valuation methodologies utilized to perform our goodwill impairment testing were consistent with those used in our application of fresh-start reporting on July 10, 2009 and in any subsequent annual or event-driven goodwill impairment tests and utilized Level 3 measures. Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly we calculated the implied goodwill for those reporting units failing Step 1 in the same manner that goodwill is recognized in a business combination pursuant to Accounting Standards Codification (ASC) 805, “Business Combinations.”

The following table summarizes the goodwill balances and key assumptions utilized for each of our reporting units that required a Step 2 analysis (dollars and vehicles in millions):

			Long-Term Growth Rates	Industry Volumes(a)		Market Share(a)
	Goodwill(b)	WACC		2011/2012/2013	2015/2016	2011/2012/2013	2015/2016
GMNA - At December 31, 2012	$26,399	17.5%	1.5%	18.7	20.5	17.8%	18.9%
GME - At January 1, 2011	$3,053	17.0%	0.5%	18.4	22.0	6.6%	7.4%
GME - At March 31, 2011	$1,661	16.5%	0.5%	18.4	22.0	6.6%	7.4%
GME - At October 1, 2011	$1,246	17.5%	0.5%	19.4	21.7	6.7%	7.0%
GME - At December 31, 2011	$1,193	18.5%	0.5%	19.4	22.3	6.3%	6.9%
GME - At March 31, 2012	$594	17.5%	0.5%	19.1	21.9	6.2%	6.3%
GM Korea - At October 1, 2011(c)	$615	15.5%	3.0%	81.0	97.1	1.4%	1.1%
GM Korea - At December 31, 2011(c)	$596	15.5%	3.0%	81.0	97.1	1.4%	1.1%
GM Korea - At March 31, 2012(c)	$564	14.8%	3.0%	81.0	97.1	1.4%	1.1%
GM Korea - At June 30, 2012(c)	$523	14.8%	3.0%	81.0	97.1	1.4%	1.1%
GM Korea - At September 30, 2012(c)	$540	14.5%	3.0%	82.1	99.8	1.2%	1.2%
GM Korea - At December 31, 2012(c)	$481	14.0%	3.0%	85.0	99.7	1.2%	1.2%
Holden - At December 31, 2011	$197	14.0%	2.0%	1.2	1.3	12.5%	12.6%
GM South Africa - At October 1, 2012	$38	13.3%	3.5%	0.7	0.9	10.4%	10.0%
_________

(a)
GMNA forecast volumes at December 31, 2012 are 2013 through 2016. GME forecast volumes at January 1, 2011 and March 31, 2011 are 2011 through 2015 and are 2012 through 2016 thereafter. GM Korea forecast volumes are 2012 through 2015, except for at September 30, 2012 which are 2012 through 2016 and December 31, 2012 which are 2013 through 2016. Holden forecast volumes at December 31, 2011 are 2012 through 2015. GM South Africa forecast volumes at October 1, 2012 are 2012 through 2016.

(b)	Represents the balance of Goodwill evaluated for impairment under the Step 2 analysis.

(c)	Industry forecast volumes and market share for GM Korea are based on global industry volumes because GM Korea exports vehicles globally.

The WACCs considered various factors including bond yields, risk premiums and tax rates; the terminal values were determined using a growth model that applied a reporting unit's long-term growth rate to its projected cash flows beyond the forecast period; and industry volumes and a market share for each reporting unit included annual estimates through the forecast period. In addition minimum operating cash needs that incorporate specific business, economic and regulatory factors giving rise to varying cash needs were estimated.

During our Step 2 analyses we determined the fair values of these reporting units had not increased sufficiently to give rise to implied goodwill other than the goodwill arising from the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon application of fresh-start reporting. On the various testing dates noted in the table above, our Step 2 analyses indicated GMNA's, GME's, GM Korea's, GM South Africa's and Holden's implied goodwill was less than their recorded goodwill; therefore, goodwill was adjusted at the various dates indicated in the table above, except for at June 30,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

2012 GM Korea's implied goodwill exceeded its recorded goodwill. As such GM Korea's goodwill was not adjusted at June 30, 2012.

Future goodwill impairments that may be material could be recognized should economic uncertainty continue, our equity price decline on a sustained basis, global economies enter into another recession and industry growth stagnates, or should we release deferred tax asset valuation allowances in certain tax jurisdictions. In these circumstances future goodwill impairments would largely be affected by decreases in the fair value-to-U.S.-GAAP differences that have occurred subsequent to our application of fresh-start reporting, which in the future would primarily occur upon reversal of our remaining deferred tax asset valuation allowances or a decline in the fair value of GM Financial. Any declines would have a negative effect on our earnings that could be material.

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

Note 13. Intangible Assets, net

The following table summarizes the components of Intangible assets, net (dollars in millions):

	December 31, 2012				December 31, 2011
	Weighted-Average Remaining Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	2	$7,775	$6,320	$1,455	3	$7,751	$5,081	$2,670
Brands	34	4,464	431	4,033	36	5,410	374	5,036
Dealer network and customer relationships	17	1,375	327	1,048	20	2,138	322	1,816
Favorable contracts	37	367	269	98	30	514	200	314
Other	0	17	17	—	1	17	14	3
Total amortizing intangible assets	25	13,998	7,364	6,634	24	15,830	5,991	9,839
Nonamortizing in process research and development		175		175		175		175
Total intangible assets		$14,173	$7,364	$6,809		$16,005	$5,991	$10,014
The following table summarizes the amortization expense and impairment charges related to Intangible assets, net (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Amortization expense	$1,568	$1,804	$2,561
Impairment charges	$1,755	$—	$—

The following table summarizes estimated amortization expense related to Intangible assets, net in each of the next five years (dollars in millions):

	2013	2014	2015	2016	2017
Estimated amortization expense	$1,165	$549	$251	$251	$249

GME Impairment Charges

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The carrying amounts of substantially all of GME's assets were established at fair value during fresh-start reporting. In the determination of fair value, one of our key inputs was a forecasted cash flow projection. During 2010, our actual cash flows approximated our projection. During the second half of 2011 and continuing into 2012, the European automotive industry has been severely affected by the ongoing sovereign debt crisis, high unemployment and a lack of consumer confidence coupled with overcapacity. During this timeframe, we began to experience deterioration in cash flows. In response, we formulated a plan to implement various actions to strengthen our operations and increase our competitiveness. The key areas of the plan include investments in our product portfolio, a revised brand strategy, significant management changes, reducing material, development and production costs, and further leveraging synergies from the alliance between us and PSA.

We believe it is likely that adverse economic conditions, and their effect on the European automotive industry will not improve significantly in the short-term and we expect to continue to incur losses in the region as a result. During the fourth quarter of 2012, notwithstanding the above described actions, GME performed below expectations relative to the key operating metrics of forecasted revenues, market share, and variable profit established in mid-2012. Further, our industry outlook deteriorated, and our forecast of 2013 cash flows declined. This triggered a long-lived asset impairment analysis.

We performed a recoverability test of the GME asset group by weighting various undiscounted cash flow scenarios. The weighting of the projected cash flows considers the uncertainty in our ability to execute the actions contemplated in our plan which, in part, are dependent upon actions and factors outside our control. Our test concluded that the GME asset group was not recoverable as the resulting undiscounted cash flows were less than their carrying amount. Accordingly, we estimated the fair value of the GME long-lived assets to determine the impairment amount. Determining the fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs.

To determine the estimated fair value of the brand intangible assets, we used the relief from royalty method, which is a form of the income approach. Under this approach, revenue associated with the brand is projected over the expected remaining useful life of the asset. A royalty rate is then applied to estimate the royalty savings. The royalty rate used was based on an analysis of empirical, market-derived royalty rates for guideline intangible assets and a profit split analysis to determine a rate that is economically supported by GME's forecasted profitability. The net after-tax royalty savings are calculated for each year during the remaining economic life of the asset and discounted to present value.

To determine the estimated fair value of the dealer network, we used the cost approach with adjustments in value for the overcapacity of dealers and the sales environment in the region. We determined the fair value to be $0.

The following table summarizes the significant Level 3 inputs for brand intangible assets measurements:

	Valuation Technique	Unobservable Input(s)	Percentage
Brand intangible assets	Income approach	Long-term growth rate	0.50%
		Pre-tax royalty rate(a)	0.14%
		Discount rate(b)	21.25%
__________

(a)	Represents estimated savings realized from owning the asset or having the royalty-free right to use the asset.

(b)	Represents WACC adjusted for perceived business risks related to these intangible assets.

As a result of our fair value estimates, we adjusted the carrying amount of the GME intangible assets to fair value and recorded asset impairment charges of $1.8 billion at December 31, 2012. These charges were recorded in our GME segment with $1.6 billion recorded in Automotive selling, general and administrative expense and $0.2 billion recorded in Automotive cost of sales. The fair value estimates for GME's intangible assets are based on a valuation premise that assumes the assets' highest and best use are different than their current use due to the overall European macro-economic environment.

The following table summarizes brand intangible assets in GME measured at fair value utilizing Level 3 inputs on a nonrecurring basis (dollars in millions):

	Fair Value Measure	Level 1	Level 2	Level 3	Total Impairment
Year ended December 31, 2012	$139	$—	$—	$139	$1,755

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Our recoverability test of the GME asset group includes real and personal property, resulting in additional impairment charges of $3.7 billion at December 31, 2012, for a total of $5.5 billion. Refer to Note 11 for additional information regarding the impairment of real and personal property.

Note 14. Restricted Cash and Marketable Securities

We are required to post cash and marketable securities as collateral as part of certain agreements that we enter into as part of our operations. Cash and marketable securities subject to contractual restrictions and not readily available are classified as Restricted cash and marketable securities. Restricted cash and marketable securities are invested in accordance with the terms of the underlying agreements. Refer to Note 7 for additional information on securities classified as Restricted cash and marketable securities.

Automotive

At December 31, 2012 and 2011 we held securities of $403 million and $562 million that were classified as Restricted cash and marketable securities.

The following table summarizes the components of Restricted cash and marketable securities (dollars in millions):

	December 31, 2012	December 31, 2011
Current
Total current restricted cash and marketable securities(a)	$220	$206
Non-current
Collateral for insurance related activities	74	407
Other restricted cash and marketable securities(a)	306	505
Total non-current restricted cash and marketable securities	380	912
Total restricted cash and marketable securities	$600	$1,118
__________

(a)	Includes amounts related to various deposits, escrows and other cash collateral.

Automotive Financing - GM Financial

The following table summarizes the components of Restricted cash (dollars in millions):

	December 31, 2012	December 31, 2011
Current
Securitization notes and credit facilities	$442	$758
Other(a)	24	41
Total current restricted cash	466	799
Non-current
Securitization notes and credit facilities	302	298
Other(a)	—	18
Total non-current restricted cash	302	316
Total restricted cash	$768	$1,115
__________

(a)	Pledged in association with derivative transactions and cash collections related to leases serviced for a third-party.

Note 15. Variable Interest Entities

Consolidated VIEs

Automotive

VIEs that we do not control through a majority voting interest that are consolidated because we are the primary beneficiary

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

include certain vehicle assembling, manufacturing and selling venture arrangements, the most significant of which is GM Egypt. We consolidated GM Egypt in January 2010 in connection with our adoption of amendments to ASC 810, "Consolidation." GM Egypt, a 31% owned operating entity, assembles and manufactures vehicles. Certain voting and other rights permit us to direct those activities of GM Egypt that most significantly affect its economic performance. At December 31, 2012 and 2011; (1) Total assets of these VIEs were $436 million and $463 million, which were composed of Cash and cash equivalents, Accounts and notes receivables, net, Inventories, and Property, net; and (2) Total liabilities were $254 million and $298 million, which were composed of Accounts payable (principally trade), and Accrued and other liabilities. In the years ended December 31, 2012 and 2011 Total net sales and revenue recorded for these consolidated VIEs were $1.0 billion and $748 million and Net income was $56 million and $61 million. These amounts are stated prior to intercompany eliminations. Liabilities recognized as a result of consolidating VIEs generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of the VIEs' operations and cannot be used to satisfy our obligations.

HKJV and GM Korea are non-wholly owned consolidated subsidiaries that we control through a majority voting interest. They are also VIEs because in the future they may require additional subordinated financial support.

The following table summarizes the liabilities of HKJV and GM Korea for which their creditors do not have recourse to our general credit (dollars in millions):

	December 31, 2012			December 31, 2011
	GM Korea	HKJV(a)	Total	GM Korea
Short-term debt	$124	$104	$228	$171
Current derivative	$18	$—	$18	$44
Long-term debt	$2	$120	$122	$7
__________

(a)	Consolidated effective September 1, 2012. Refer to Notes 4 and 10 for additional information on the acquisition of HKJV.

In February 2011 we provided a guarantee to a minority shareholder in GM Korea to repurchase the GM Korea mandatorily redeemable preferred shares according to the redemption schedule should GM Korea not repurchase the shares. This guarantee decreased the amount of long-term debt which did not have recourse to our general credit in the years ended December 31, 2012 and 2011.

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

Nonconsolidated VIEs

Automotive

VIEs that are not consolidated include certain vehicle assembling, manufacturing and selling venture arrangements and other automotive related entities to which we provided financial support, including HKJV prior to September 2012 and Ally Financial. We concluded these entities are VIEs because they do not have sufficient equity at risk or may require additional subordinated financial support. We currently lack the power through voting or similar rights to direct those activities of these entities that most significantly affect their economic performance. Our variable interests in these nonconsolidated VIEs include accounts and notes receivable, equity in net assets, guarantees and financial support, some of which were provided to certain current or previously divested suppliers in order to ensure that supply needs for production were not disrupted due to a supplier's liquidity concerns or possible shutdowns.

The following table summarizes the amounts recorded for nonconsolidated VIEs and the related off-balance sheet guarantees

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

and maximum exposure to loss, excluding Ally Financial that is disclosed in Note 27 (dollars in millions):

	December 31, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Assets
Equity in net assets of nonconsolidated affiliates	$117	$113	$190	$186
Other assets	12	12	2	2
Total assets	$129	$125	$192	$188

Liabilities
Other liabilities	$45		$198

Off-Balance Sheet
Loan commitments		$15		$15
Other liquidity arrangements(a)		17		220
Total guarantees and liquidity arrangements		$32		$235
__________

(a)	Amounts at December 31, 2011 represented additional contingent future capital funding requirements related primarily to HKJV.

Refer to Note 27 for additional information on Ally Financial, including our maximum exposure to loss under agreements with Ally Financial and our recorded investment in Ally Financial. Refer to Notes 4 and 10 for additional information on our investment in HKJV.

Note 16. Accrued Liabilities, Other Liabilities and Deferred Income Taxes

The following table summarizes the components of Accrued liabilities and Other liabilities and deferred income taxes (dollars in millions):

	December 31, 2012	December 31, 2011
Current
Dealer and customer allowances, claims and discounts	$7,722	$6,820
Deposits primarily from rental car companies	4,250	4,883
Deferred revenue	1,326	1,137
Policy, product warranty and recall campaigns	2,919	3,061
Payrolls and employee benefits excluding postemployment benefits	2,144	1,993
Other	4,947	4,981
Total accrued liabilities	$23,308	$22,875

Non-current
Deferred revenue	$1,169	$1,300
Policy, product warranty and recall campaigns	4,285	3,539
Employee benefits excluding postemployment benefits	1,359	1,380
Postemployment benefits including facility idling reserves	1,518	1,674
Other	4,838	4,549
Total other liabilities and deferred income taxes	$13,169	$12,442

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$6,600	$6,789	$7,030
Warranties issued and assumed in period	3,394	3,062	3,204
Payments	(3,393)	(3,740)	(3,662)
Adjustments to pre-existing warranties	539	565	210
Effect of foreign currency translation	64	(76)	7
Ending balance	$7,204	$6,600	$6,789

Note 17. Short-Term and Long-Term Debt

Automotive

Short-Term Debt and Long-Term Debt

The following table summarizes the components of our short-term debt and long-term debt (dollars in millions):

	December 31, 2012	December 31, 2011
Short-term debt
Wholesale financing(a)	$889	$1,081
GM Korea mandatorily redeemable preferred shares	467	312
Capital leases	183	139
Other short-term debt and current portion of long-term debt	209	150
Total automotive short-term debt and current portion of long-term debt	1,748	1,682
Long-term debt
Canadian Health Care Trust (HCT) notes	1,239	1,141
GM Korea mandatorily redeemable preferred shares	—	666
Capital leases	855	853
Other long-term debt(a)	1,330	953
Total automotive long-term debt	3,424	3,613
Total automotive debt(b)	$5,172	$5,295
Fair value of automotive debt(c)	$5,298	$5,467

Available under credit facility agreements	$11,119	$5,308
Interest rate range on outstanding debt(d)	0.0-19.0%	0.0-19.0%
Weighted-average interest rate on outstanding short-term debt(d)	3.7%	5.0%
Weighted-average interest rate on outstanding long-term debt(d)	4.0%	3.6%
__________

(a)	Includes debt obligations to Ally Financial of $869 million and $1.1 billion at December 31, 2012 and 2011.

(b)	Net of a $1.1 billion and $1.6 billion discount at December 31, 2012 and 2011.

(c)
The fair value of debt included $4.1 billion and $4.4 billion measured utilizing Level 2 inputs at December 31, 2012 and 2011. The fair value of debt included $1.2 billion and $1.1 billion measured utilizing Level 3 inputs at December 31, 2012 and 2011.

(d)	Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

The Level 2 fair value measurements utilize a discounted cash flow model. The valuation is reviewed internally by personnel with appropriate expertise in valuation methodologies. This model utilizes observable inputs such as contractual repayment terms and benchmark forward yield curves, plus a spread that is intended to represent our nonperformance risk for secured or unsecured obligations. We estimate our nonperformance risk using our corporate credit rating, the rating on our secured revolving credit facilities, yields on traded bonds of companies with comparable credit ratings and risk profiles. We acquire the benchmark yield curves and nonperformance risk spread from independent sources that are widely used in the financial industry. In certain

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

circumstances we adjust the valuation of debt for additional nonperformance risk or potential prepayment probability scenarios. We may use a probability weighting of prepayment scenarios when the stated rate exceeds market rates and the instrument contains prepayment features. The prepayment scenarios are adjusted to reflect the views of market participants. The fair value measurements subject to additional adjustments for nonperformance risk or prepayment have been categorized within Level 3.

The following table summarizes our short-term and long-term debt by collateral type (dollars in millions):

	December 31, 2012	December 31, 2011
Unsecured debt	$2,952	3,065
Secured debt(a)	1,182	1,238
Capital leases	1,038	992
Total automotive debt	$5,172	$5,295
__________

(a)	Includes wholesale financing of dealer inventory.

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

HCT Notes

As part of the establishment of the HCT to provide retiree healthcare benefits to certain active and retired employees in Canada, we issued notes to the HCT with a fair value of $1.1 billion in October 2011. We recorded a premium of $42 million at issuance. The notes accrue interest at an annual rate of 7.0%. The notes are due in periodic installments through 2018. We may prepay these notes at any time. Refer to Note 18 for additional information on the HCT settlement.

GM Korea Preferred Shares

GM Korea has outstanding non-convertible mandatorily redeemable preferred shares. Dividends accrued at a rate of 2.5% through October 2012 at which time the rate increased to 7.0% and remains in effect through 2017. The mandatorily redeemable preferred shares are redeemable in periodic installments through 2017. In February 2011 we provided a guarantee to repurchase the mandatorily redeemable preferred shares according to the redemption schedule if GM Korea does not have sufficient legally distributable earnings. In December 2012 GM Korea made a payment of $671 million to redeem early a portion of shares that had a carrying amount of $429 million and the difference was recorded as a loss on extinguishment of debt. GM Korea has the option to redeem the remainder of the shares early provided sufficient legally distributable earnings exist.

Secured Revolving Credit Facilities

In November 2012 we entered into two new secured revolving credit facilities with an aggregate borrowing capacity of $11.0 billion. These facilities consist of a three-year, $5.5 billion facility and a five-year, $5.5 billion facility and replaced our previous five-year, $5.0 billion secured revolving credit facility that we entered into in October 2010. Availability under the secured revolving credit facilities is subject to borrowing base restrictions.

The three-year, $5.5 billion facility is available to GM Financial as well as certain wholly-owned domestic and international subsidiaries. The facility includes various sub-limits including a GM Financial borrowing sub-limit of $4.0 billion, a multi-currency borrowing sub-limit of $3.5 billion, a Brazilian Real borrowing sub-limit of approximately $485 million and a letter of credit sub-facility limit of $1.5 billion. We had amounts in use under the letter of credit sub-facility of $207 million at December 31, 2012.

The five-year, $5.5 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a letter of credit sub-limit of $500 million. This facility is not available to GM Financial.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Our obligations under the secured revolving credit facilities are guaranteed by certain of our domestic subsidiaries and by a substantial portion of our domestic assets including accounts receivable, inventory, property, plant and equipment, intellectual property and trademarks, equity interests in certain of our direct domestic subsidiaries as well as up to 65% of the voting equity interests in certain of our direct foreign subsidiaries, in each case, subject to certain exceptions. The collateral securing the secured revolving credit facilities does not include, among other assets, cash, cash equivalents and marketable securities as well as our investments in GM Financial, GM Korea and in our China JVs. If we receive an investment grade corporate rating from two or more of the following credit rating agencies: Fitch Ratings, Moody's Investor Service and Standard & Poor's, we will no longer have to post collateral or provide guarantees from certain domestic subsidiaries under the terms of the facilities. If we fail to maintain an investment grade corporate rating from at least two of the above listed rating agencies, these guarantees will be reinstated.

The secured revolving credit facilities contain representations, warranties and covenants customary for facilities of this nature, including negative covenants restricting incurring liens, consummating mergers or sales of assets and incurring secured indebtedness, and restricting us from making restricted payments, in each case, subject to exceptions and limitations. These restricted payments include, among others, limitations on our ability to pay dividends and purchase our common stock in certain circumstances. The facilities contain minimum liquidity covenants, which require us to maintain at least $4.0 billion in consolidated global liquidity and at least $2.0 billion in consolidated U.S. liquidity.

Interest rates on obligations under the secured revolving credit facilities are based on prevailing per annum interest rates for Eurodollar loans or an alternative base rate plus an applicable margin, in each case, based upon the credit rating assigned to the secured revolving credit facilities or our corporate rating depending on certain criteria.

UST Credit Agreement

In April 2010 we repaid the full outstanding amount under the loan agreement with the United States Department of the Treasury (UST). Amounts repaid under the agreement may not be reborrowed. While we have repaid the loans from the UST in full, certain of the covenants in the UST credit agreement remain, including covenants regarding executive compensation and expense policies. These covenants remain effective until it is determined that we are not a recipient of exceptional financial assistance or their earlier termination.

Gains (Losses) on Extinguishment of Debt

In the year ended December 31, 2012 we prepaid and retired debt obligations with a total carrying amount of $514 million and recorded a loss on extinguishment of debt of $250 million which primarily represented the unamortized debt discount on the GM Korea mandatorily redeemable preferred shares of $242 million. In the year ended December 31, 2011 we prepaid and retired in full debt facilities of $1.0 billion held by certain of our subsidiaries, primarily in GMNA and GMSA, and recorded a gain on these debt facilities of $18 million. In the year ended December 31, 2010 we repaid in full the outstanding amount (together with accreted interest thereon) of the VEBA Note Agreement (VEBA Notes) of $2.8 billion, which resulted in a gain on extinguishment debt of $198 million.

Technical Defaults and Covenant Violations

Several of our loan facilities, including our secured revolving credit facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings. No technical defaults or covenant violations existed at December 31, 2012.

Automotive Financing - GM Financial

The following table summarizes the current and non-current portion of debt (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2012	December 31, 2011
Short-term debt and current portion of long-term debt	$3,770	$4,118
Long-term debt	7,108	4,420
Total GM Financial debt	$10,878	$8,538

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

		December 31, 2012		December 31, 2011
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facilities
Medium-term note facility	3	$—	$—	$294	$294
Syndicated warehouse facility	2	—	—	621	621
Lease warehouse facilities	2	354	354	181	181
Bank funding facility	3	—	—	3	3
Total credit facilities		354	354	1,099	1,099
Securitization notes payable
Securitization notes payable	1	8,534	8,669	6,938	6,946
Private securitization 2012-PP1	3	490	502
Total securitization notes payable		9,024	9,171	6,938	6,946
Senior notes	2	1,500	1,620	501	511
Total GM Financial debt		$10,878	$11,145	$8,538	$8,556

The carrying amounts of the syndicated warehouse facility and lease warehouse facilities are considered to be a reasonable estimate of their fair values because these facilities have variable rates of interest and maturities of approximately one year. The fair values of the bank funding facility, securitization notes payable and senior notes are based on quoted market prices, when available. If quoted prices are not available the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

The estimated fair value of the medium-term note facility is based on observable and unobservable inputs. Observable inputs are used regarding an advance rate on the receivables to generate an estimated debt amount as well as the interest rate used to calculate the series of estimated principal payments. Those series of principal and interest payments are discounted using an unobservable interest rate based on the most recent securitization in order to estimate fair value which would approximate the market value.

GM Financial uses observable and unobservable inputs to estimate the fair value for the private securitization 2012-PP1. Unobservable inputs are related to the structuring of the debt into various classes, which is based on public securitizations issued during the same time frame. Observable inputs are used by obtaining active prices based on the securitization debt issued during the same time frame. These observable inputs are then used to create expected market prices (unobservable inputs), which are then applied to the debt classes in order to estimate fair value which would approximate market value.

Credit Facilities

The following table summarizes further details regarding terms and availability of GM Financial's credit facilities at December 31, 2012 (dollars in millions):

	Facility Amount	Advances Outstanding	Assets Pledged	Restricted Cash Pledged(a)
Syndicated warehouse facility(b)	$2,500	$—	$—	$—
Canada lease warehouse facility(c)	$803	354	540	3
U.S. lease warehouse facility(d)	$600	—	—	—
		$354	$540	$3

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

__________

(a)	These amounts do not include cash collected on finance receivables and leasing related assets pledged of $12 million which is included in Restricted cash and marketable securities.

(b)
In May 2013 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the receivables pledged until February 2020 when the remaining balance will be due and payable.

(c)
In July 2013 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2019 when any remaining balance will be due and payable. Borrowings in the facility are collateralized by leased assets. At December 31, 2012 the facility amount represents Canadian Dollar (CAD) $800 million and the advances outstanding amount represents CAD $353 million.

(d)
In January 2013 GM Financial extended the maturity date of this facility to May 2014. In May 2014 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the related leased assets pledged until November 2019 when any remaining amount outstanding will be due and payable.

As previously described GM Financial has the ability to borrow against our three-year $5.5 billion secured revolving credit facility.

Credit Facility Covenants

GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the credit facilities. GM Financial's funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict GM Financial's ability to obtain additional borrowings and/or remove GM Financial as servicer. As of December 31, 2012 GM Financial was in compliance with all covenants in its credit facilities.

Securitization Notes Payable

Securitization notes payable represents debt issued by GM Financial in securitization transactions. Debt issuance costs are amortized over the expected term of the securitizations on an effective yield basis. As a result of the acquisition, GM Financial recorded a purchase accounting premium of $133 million that is being amortized over the expected term of the notes. At December 31, 2012 and 2011 unamortized purchase accounting premium of $11 million and $43 million is included in Securitization notes payable.

The following table summarizes securitization notes payable (dollars in millions):

	December 31, 2012					December 31, 2011
Year of Transactions	Maturity Dates(a)	Original Note Amounts	Original Weighted-Average Interest Rates	Total Receivables Pledged	Note Balance	Note Balance
2006	January 2014	$1,200	5.4%	$—	$—	$63
2007	October 2013 - March 2016	$1,000 - 1,500	5.2% - 5.5%	—	—	794
2008	January 2015 - April 2015	$500	8.7% - 10.5%	147	24	171
2009	January 2016 - July 2017	$227 - 725	2.7% - 7.5%	207	160	298
2010	July 2017 - April 2018	$200 - 850	2.2% - 3.8%	1,230	1,095	1,756
2011	July 2018 - March 2019	$800 - 1,000	2.4% - 2.9%	2,728	2,519	3,813
2012	June 2019 - May 2020	$800 - 1,300	1.4% - 2.9%	5,590	5,215
				$9,902	9,013	6,895
Purchase accounting premium					11	43
Total securitization notes payable					$9,024	$6,938
__________

(a)
Maturity dates represent final legal maturity of securitization notes payable. Securitization notes payable are expected to be paid based on amortization of the finance receivables pledged to the trusts.

At the time of securitization of finance receivables, GM Financial is required to pledge assets equal to a specified percentage

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

Senior Notes

In August 2012 GM Financial issued 4.75% senior notes of $1.0 billion which are due in August 2017 with interest payable semiannually. GM Financial intends to use the net proceeds from this offering for general corporate purposes including, but not limited to, acquisitions. The notes are guaranteed by GM Financial's principal operating subsidiary.

In connection with the issuance of these senior notes, GM Financial entered into a registration rights agreement that requires GM Financial to file a registration statement with the Securities and Exchange Commission (SEC) for an exchange offer with respect to the 4.75% senior notes and the subsidiary guaranty. If the registration statement has not been declared effective by the SEC within 365 days from the original issuance of the senior notes or ceases to remain effective, GM Financial will be required to pay the 4.75% senior note holders a maximum amount of $0.50 per week of additional interest per $1,000 of principal during the time the registration statement is not effective, for a period of up to one year.

In June 2011 GM Financial issued 6.75% senior notes of $500 million which are due in June 2018 with interest payable semiannually. In July 2011 proceeds of $71 million from this offering were used to redeem all of GM Financial's outstanding 8.50% senior notes due in 2015. The remaining proceeds are to be used for general corporate purposes.

Interest Expense

Consolidated

The following table summarizes interest expense (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Loans from UST	$—	$—	$117
Canadian Loan	—	—	26
VEBA Notes	—	—	166
Capital leases	98	101	72
Amortization of debt discounts and issuance fees	189	200	163
Ally Financial, primarily wholesale financing	41	63	243
Other	161	176	311
Total Automotive interest expense	489	540	1,098
GM Financial interest expense	283	204	37
Total interest expense	$772	$744	$1,135

Debt Maturities

Consolidated

The following table summarizes contractual maturities including capital leases at December 31, 2012 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Automotive	Automotive Financing(a)	Total
2013	$1,289	$3,760	$5,049
2014	315	2,324	2,639
2015	473	1,772	2,245
2016	363	1,073	1,436
2017	1,391	1,438	2,829
Thereafter	2,369	500	2,869
	$6,200	$10,867	$17,067
__________

(a)	GM Financial credit facilities and securitization notes payable are based on expected payoff date. Senior notes principal amounts are based on maturity.

At December 31, 2012 future interest payments on automotive capital lease obligations were $644 million. GM Financial does not have capital lease obligations at December 31, 2012.

Note 18. Pensions and Other Postretirement Benefits

Employee Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans

Defined benefit pension plans covering eligible U.S. hourly employees (hired prior to October 15, 2007) and Canadian hourly employees generally provide benefits of negotiated, stated amounts for each year of service and supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the defined benefit pension plans covering eligible U.S. (hired prior to January 1, 2001) and Canadian salaried employees and employees in certain other non-U.S. locations are generally based on years of service and compensation history. Accrual of defined pension benefits ceased on September 30, 2012 for U.S. salaried employees and on December 31, 2012 for Canadian salaried employees. There is also an unfunded nonqualified pension plan covering primarily U.S. executives for service prior to January 1, 2007 and it is based on an “excess plan” for service after that date.

Pension Contributions

The funding policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable law and regulations or to directly pay benefit payments where appropriate. At December 31, 2012 all legal funding requirements had been met. We expect to contribute $97 million to our U.S. non-qualified plans and $823 million to our non-U.S. pension plans in 2013.

The following table summarizes contributions made to the defined benefit pension plans or direct payments to plan beneficiaries (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
U.S. hourly and salaried	$2,420	$1,962	$4,095
Non-U.S.	855	836	777
Total	$3,275	$2,798	$4,872

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

We continue to pursue various options to fund and derisk our pension plans, including continued changes to the pension asset

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

portfolio mix to reduce funded status volatility.

Other Postretirement Benefit Plans

Certain hourly and salaried defined benefit plans provide postretirement medical, dental, legal service and life insurance to eligible U.S. and Canadian retirees and their eligible dependents. Certain other non-U.S. subsidiaries have postretirement benefit plans, although most non-U.S. employees are covered by government sponsored or administered programs.

OPEB Contributions

The following table summarizes contributions to the U.S. OPEB plans (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Employer contributions	$432	$426	$651
Plan participants' contributions	4	13	53
Total contributions	$436	$439	$704

For the year ended December 31, 2011 we also contributed $1.9 billion to the independent HCT consisting of restricted cash of $0.8 billion and notes payable of $1.1 billion.

Defined Contribution Plans

We have a defined contribution plan for eligible U.S. salaried employees. This plan provides discretionary matching contributions which we instituted in October 2009. U.S. hourly employees hired after October 1, 2007 also participate in a defined contribution plan. Contributions are also made to certain non-U.S. defined contribution plans.

The following table summarizes our contributions to defined contribution plans (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Total contributions	$352	$297	$241

Significant Plan Amendments, Benefit Modifications and Related Events

U.S. Salaried Defined Benefit Pension Plan

In January 2012 we amended the salaried pension plan to cease the accrual of additional benefits effective September 30, 2012. This amendment resulted in a curtailment which decreased the pension liability and decreased the net pre-tax actuarial loss component of Accumulated other comprehensive loss by $309 million. Active plan participants receive additional contributions in the defined contribution plan starting in October 2012.

In August 2012 the salaried pension plan was amended to divide the plan to create a new legally separate defined benefit plan primarily for active and terminated vested participants. After the amendment the original salaried pension plan (Retiree Plan) covers the majority of retirees currently receiving payments. As a result of this amendment a remeasurement of the Retiree Plan on August 1, 2012 increased the pension liability and the net pre-tax actuarial loss component of Accumulated other comprehensive loss by $654 million, due primarily to a decrease in the discount rate from 4.21% to 3.37% on a weighted-average basis, partially offset by actual asset returns in excess of expected amounts.

In August 2012 lump-sum distributions of $3.6 billion were made from the Retiree Plan to 12,500 plan participants resulting in a partial plan settlement necessitating a plan remeasurement for the Retiree Plan on August 31, 2012. The settlement resulted in a pre-tax loss of $54 million. The effect on our financial condition was insignificant.

In November and December 2012 the Retiree Plan purchased group annuity contracts from an insurance company and paid a total annuity premium of $25.1 billion and the Retiree Plan settled two other previously guaranteed obligations, with separate

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

insurance companies, totaling $1.9 billion. These agreements unconditionally and irrevocably guarantee the full payment of all annuity payments to the participants in the Retiree Plan and assume all investment risk associated with the assets that were delivered as the annuity contract premiums.

Through these annuity purchase transactions we have settled the remaining obligations of the Retiree Plan in their entirety resulting in a pre-tax settlement loss of $2.5 billion ($2.1 billion after tax) in Automotive cost of sales. The pre-tax loss is composed of existing losses in Accumulated other comprehensive loss of $377 million, and the premium paid to the insurance company of $2.1 billion. The tax benefit of $413 million is composed of the statutory tax benefit of $1.0 billion offset by tax expense of $596 million associated with the removal of prior period income tax allocations between Accumulated other comprehensive loss and Income tax expense (benefit).

In 2012 we provided short-term, interest-free, unsecured loans to the Retiree Plan to provide the plan with incremental liquidity to pay ongoing benefits and administrative costs. In August 2012 we loaned the Retiree Plan $2.0 billion with principal due within 90 days. In the three months ended December 31, 2012 $1.5 billion of the $2.0 billion loan was contributed to the Retiree Plan, $250 million was repaid to us and the remaining $250 million, which had been converted into a new interest-free loan, is due on or before April 15, 2013. In October 2012 we provided a loan of $180 million to the Retiree Plan that was repaid to us in December 2012. At December 31, 2012 $160 million of the remaining $250 million loan was deemed a contribution. Amounts loaned to the Retiree Plan in excess of the ultimate funding requirements will be repaid to us.

Canadian Salaried Defined Benefit Plans

In June 2012 we amended the Canadian salaried pension plan to cease the accrual of additional benefits effective December 31, 2012 and provide active employees a lump-sum distribution option at retirement. The remeasurement, amendments and offsetting curtailment increased the pension liability by $84 million, and resulted in a net decrease in the pre-tax components of Accumulated other comprehensive loss comprising net actuarial loss of $58 million, net actuarial curtailment gain of $20 million and prior service cost of $46 million. Active plan participants will receive additional contributions in the defined contribution plan starting in January 2013.

We also amended the Canadian salaried retiree healthcare plan to eliminate post-65 healthcare benefits for employees retiring on or after July 1, 2014. In conjunction with this change we amended the plan to offer either a monthly monetary payment or an annual lump-sum cash payment to a defined contribution plan for health care in lieu of the benefit coverage provisions formerly provided under the healthcare plan. These amendments decreased the OPEB liability by $28 million and resulted in a net increase in the pre-tax components of Accumulated other comprehensive loss comprising prior service credit of $51 million and net actuarial loss of $23 million.

Canadian HCT

In October 2011 pursuant to a June 2009 agreement between General Motors of Canada Limited (GMCL) and the CAW an independent HCT was implemented to provide retiree healthcare benefits to certain active and retired employees. Concurrent with the implementation of the HCT, GMCL was legally released from all obligations associated with the cost of providing retiree healthcare benefits to CAW retirees and surviving spouses by the class action process and to CAW active employees as of June 8, 2009. We accounted for the related termination of CAW hourly retiree healthcare benefits as a settlement and recorded a gain of $749 million in Automotive cost of sales. The settlement gain represents the difference between the healthcare plan obligation of $3.1 billion (as of the implementation date) and the fair value of the notes and restricted cash contributed totaling $1.9 billion, and recognition of Accumulated other comprehensive loss of $414 million.

Other Remeasurements

In March 2012 certain pension plans in GME were remeasured as part of our Goodwill impairment testing, resulting in an increase of $150 million in the pension liability and a pre-tax increase in the net actuarial loss component of Accumulated other comprehensive loss.

In September 2011 a plan which provides legal services to U.S. hourly employees and retirees was remeasured as a result of our labor agreement provisions which terminate the plan effective December 31, 2013. The negotiated termination has been accounted for as a negative plan amendment resulting in a decrease in the OPEB liability and a pre-tax increase of $266 million in the prior service credit component of Accumulated other comprehensive loss, which is being amortized through December 31,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

2013.

In March 2011 certain pension plans in GME were remeasured as part of our Goodwill impairment testing, resulting in a decrease of $272 million in the pension liability and a pre-tax increase in the net actuarial gain component of Accumulated other comprehensive loss.

Refer to Note 12 for additional information on our Goodwill impairment.

Pension and OPEB Obligations and Plan Assets

The following tables summarize the change in benefit obligations and related plan assets (dollars in millions):

	Year Ended December 31, 2012
	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligations
Beginning benefit obligation	$108,562	$25,765	$5,822	$1,490
Service cost	452	383	23	16
Interest cost	4,055	1,110	234	63
Plan participants' contributions	—	7	4	1
Amendments	(32)	139	—	(52)
Actuarial losses	8,432	2,774	622	13
Benefits paid	(8,422)	(1,551)	(436)	(55)
Foreign currency translation adjustments	—	682	—	30
Curtailments, settlements and other	(30,937)	(8)	2	22
Ending benefit obligation	82,110	29,301	6,271	1,528
Change in plan assets
Beginning fair value of plan assets	94,349	14,541	—	—
Actual return on plan assets	10,332	1,344	—	—
Employer contributions	2,420	855	432	54
Plan participants' contributions	—	7	4	1
Benefits paid	(8,422)	(1,551)	(436)	(55)
Foreign currency translation adjustments	—	389	—	—
Settlements	(30,629)	(207)	—	—
Other	35	163	—	—
Ending fair value of plan assets	68,085	15,541	—	—
Ending funded status	$(14,025)	$(13,760)	$(6,271)	$(1,528)
Amounts recorded in the consolidated balance sheets
Non-current assets	$—	$73	$—	$—
Current liabilities	(95)	(343)	(406)	(84)
Non-current liabilities	(13,930)	(13,490)	(5,865)	(1,444)
Net amount recorded	$(14,025)	$(13,760)	$(6,271)	$(1,528)
Amounts recorded in Accumulated other comprehensive loss
Net actuarial loss	$(1,434)	$(4,786)	$(1,573)	$(188)
Net prior service (cost) credit	42	(111)	135	118
Total recorded in Accumulated other comprehensive loss	$(1,392)	$(4,897)	$(1,438)	$(70)

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Year Ended December 31, 2011
	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligations
Beginning benefit obligation	$103,395	$24,762	$5,667	$4,252
Service cost	494	399	23	30
Interest cost	4,915	1,215	265	186
Plan participants' contributions	—	7	13	9
Amendments	(6)	(10)	(284)	(2)
Actuarial losses	8,494	1,530	548	343
Benefits paid	(8,730)	(1,561)	(439)	(180)
Early retirement reinsurance program receipts	—	—	29	—
Foreign currency translation adjustments	—	(508)	—	(128)
HCT settlement	—	—	—	(3,051)
Curtailments, settlements, and other	—	(69)	—	31
Ending benefit obligation	108,562	25,765	5,822	1,490
Change in plan assets
Beginning fair value of plan assets	91,007	14,903	—	—
Actual return on plan assets	10,087	686	—	—
Employer contributions	1,962	836	426	171
Plan participants' contributions	—	7	13	9
Benefits paid	(8,730)	(1,561)	(439)	(180)
Foreign currency translation adjustments	—	(258)	—	—
Settlements	—	(34)	—	—
Other	23	(38)	—	—
Ending fair value of plan assets	94,349	14,541	—	—
Ending funded status	$(14,213)	$(11,224)	$(5,822)	$(1,490)
Amounts recorded in the consolidated balance sheets
Non-current assets	$—	$61	$—	$—
Current liabilities	(99)	(324)	(411)	(65)
Non-current liabilities	(14,114)	(10,961)	(5,411)	(1,425)
Net amount recorded	$(14,213)	$(11,224)	$(5,822)	$(1,490)
Amounts recorded in Accumulated other comprehensive loss
Net actuarial loss	$(1,352)	$(2,498)	$(1,003)	$(177)
Net prior service credit	15	19	251	76
Total recorded in Accumulated other comprehensive loss	$(1,337)	$(2,479)	$(752)	$(101)

The following table summarizes the total accumulated benefit obligations (ABO), the fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the projected benefit obligation (PBO) and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2012		December 31, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
ABO	$82,103	$28,880	$108,195	$25,404
Plans with ABO in excess of plan assets
ABO	$82,103	$28,156	$108,195	$24,687
Fair value of plan assets	$68,085	$14,702	$94,349	$13,738
Plans with PBO in excess of plan assets
PBO	$82,110	$28,537	$108,562	$25,024
Fair value of plan assets	$68,085	$14,704	$94,349	$13,739

The following tables summarize the components of net periodic pension and OPEB expense along with the assumptions used to determine benefit obligations (dollars in millions):

	Year Ended December 31, 2012
	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of expense
Service cost	$590	$411	$23	$16
Interest cost	4,055	1,110	234	63
Expected return on plan assets	(5,029)	(870)	—	—
Amortization of prior service cost (credit)	(1)	1	(116)	(12)
Recognized net actuarial loss	2	35	52	6
Curtailments, settlements and other losses	2,580	71	—	11
Net periodic pension and OPEB expense	$2,197	$758	$193	$84

Weighted-average assumptions used to determine benefit obligations
Discount rate	3.59%	3.70%	3.68%	3.97%
Rate of compensation increase(a)	N/A	2.77%	4.50%	4.21%
Weighted-average assumptions used to determine net expense
Discount rate	4.06%	4.45%	4.24%	4.31%
Expected return on plan assets	6.18%	6.20%	N/A	N/A
Rate of compensation increase	4.50%	3.15%	4.50%	4.21%
_________

(a)	As a result of ceasing the accrual of additional benefits for participants in the Retiree Plan in 2012, the rate of compensation increase does not have a significant effect on our U.S. pension plans.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Year Ended December 31, 2011
	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of expense
Service cost	$632	$399	$23	$30
Interest cost	4,915	1,215	265	186
Expected return on plan assets	(6,692)	(925)	—	—
Amortization of prior service credit	(2)	(2)	(39)	(9)
Recognized net actuarial loss	—	—	6	—
Curtailments, settlements and other gains	(23)	(7)	—	(749)
Net periodic pension and OPEB (income) expense	$(1,170)	$680	$255	$(542)

Weighted-average assumptions used to determine benefit obligations
Discount rate	4.15%	4.50%	4.24%	4.37%
Rate of compensation increase	4.50%	3.11%	4.50%	4.20%
Weighted-average assumptions used to determine net expense
Discount rate	4.96%	5.16%	5.05%	5.01%
Expected return on plan assets	8.00%	6.50%	N/A	N/A
Rate of compensation increase	3.96%	3.25%	4.50%	4.42%

	Year Ended December 31, 2010
	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of expense
Service cost	$548	$386	$21	$32
Interest cost	5,275	1,187	288	200
Expected return on plan assets	(6,611)	(987)	—	—
Amortization of prior service cost (credit)	(1)	(1)	3	(9)
Recognized net actuarial loss	—	21	—	—
Curtailments, settlements, and other losses	—	60	—	—
Net periodic pension and OPEB (income) expense	$(789)	$666	$312	$223

Weighted-average assumptions used to determine benefit obligations
Discount rate	4.96%	5.09%	5.07%	4.97%
Rate of compensation increase	3.96%	3.25%	1.41%	4.33%
Weighted-average assumptions used to determine net expense
Discount rate	5.36%	5.19%	5.57%	5.22%
Expected return on plan assets	8.48%	7.42%	8.50%	N/A
Rate of compensation increase	3.94%	3.25%	1.48%	4.45%

U.S. pension plan service cost includes administrative expenses of $138 million, $138 million and $97 million for the years ended December 31, 2012, 2011 and 2010. Weighted-average assumptions used to determine net expense are determined at the beginning of the period and updated for remeasurements.

Non-U.S. pension plan service cost includes administrative expenses of $28 million for the year ended December 31, 2012.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes estimated amounts to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in the year ended 2013 based on December 31, 2012 plan measurements (dollars in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Other Benefit Plans	Non-U.S. Other Benefit Plans
Amortization of prior service (credit) cost	$(4)	$20	$(116)	$(15)
Amortization of net actuarial loss (gain)	6	206	91	7
	$2	$226	$(25)	$(8)

Assumptions

Healthcare Trend Rate

As a result of previous modifications made to healthcare plans, there are no significant uncapped U.S. healthcare plans remaining, therefore, the healthcare cost trend rate does not have a significant effect on our U.S. plans. The implementation of the HCT at October 31, 2011 eliminated significant exposure to changes in the healthcare cost trend rate for non-U.S. plans.

December 31, 2010
Assumed Healthcare Trend Rates
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

The following table summarizes the effect of a one-percentage point change in the assumed healthcare trend rates for non-U.S. plans (dollars in millions):

	Effect on 2011 Aggregate Service and Interest Cost	Effect on December 31, 2010 APBO
Change in Assumption
One percentage point increase	$31	$491
One percentage point decrease	$(25)	$(392)

Investment Strategies and Long-Term Rate of Return

Detailed periodic studies conducted by outside actuaries and an internal asset management group, consisting of an analysis of capital market assumptions and employing Monte-Carlo simulations, are used to determine the long-term strategic mix among asset classes, risk mitigation strategies, and the expected long-term return on asset assumptions for the U.S. pension plans. The U.S. study includes a review of alternative asset allocation and risk mitigation strategies, anticipated future long-term performance of individual asset classes, risks evaluated using standard deviation techniques and correlations among the asset classes that comprise the plans' asset mix. Similar studies are performed for the significant non-U.S. pension plans with the assistance of outside actuaries and asset managers. While the studies incorporate data from recent plan performance and historical returns, the expected long-term return on plan asset assumptions are determined based on long-term, prospective rates of return.

The strategic asset mix and risk mitigation strategies for the plans are tailored specifically for each plan. Individual plans have distinct liabilities, liquidity needs, and regulatory requirements. Consequently, there are different investment policies set by individual plan fiduciaries. Although investment policies and risk mitigation strategies may differ among plans, each investment strategy is considered to be appropriate in the context of the specific factors affecting each plan.

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

In January 2013 an investment policy study was completed for the U.S. pension plans taking into account the new plan structures that followed the derisking initiatives and annuity transactions executed during the second half of 2012. The study resulted in new target asset allocations being approved for the U.S. pension plans with resulting changes to the expected long-term return on assets. The weighted-average long-term return on assets decreased from 6.2% at December 31, 2011 to 5.8% due primarily to lower yields on fixed income securities. The U.S. hourly plan assets now represent 91% of the total U.S. pension plan assets compared to 65% at the end of 2011.

The expected long-term return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans. The rates of 6.2% and 6.5% for the years ended December 31, 2012 and 2011 represent weighted-average rates of all of the funded non-U.S. plans.

Target Allocation Percentages

The following table summarizes the target allocations by asset category for U.S. and non-U.S. defined benefit pension plans:

	December 31, 2012		December 31, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Categories
Equity	19%	30%	14%	34%
Debt	60%	53%	66%	45%
Alternatives(a)	21%	17%	20%	21%
Total	100%	100%	100%	100%
__________

(a)	Includes private equity, real estate and absolute return strategies which primarily consist of hedge funds.

Assets and Fair Value Measurements

The following tables summarize the fair value of defined benefit pension plan assets by asset class (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Measurements of U.S. Plan Assets at December 31, 2012				Fair Value Measurements of Non-U.S. Plan Assets at December 31, 2012				Total U.S. and Non- U.S. Plan Assets
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents and other short-term investments	$—	$551	$—	$551	$—	$151	$—	$151	$702
Common and preferred stocks(a)	9,663	26	19	9,708	2,227	—	—	2,227	11,935
Government and agency debt securities(b)	—	17,835	—	17,835	—	3,722	—	3,722	21,557
Corporate debt securities(c)	—	19,116	77	19,193	—	2,596	2	2,598	21,791
Agency mortgage and asset-backed securities	—	1,544	—	1,544	—	38	—	38	1,582
Non-agency mortgage and asset-backed securities	—	260	105	365	—	16	3	19	384
Investment funds
Equity funds	66	253	195	514	212	2,009	—	2,221	2,735
Fixed income funds	16	498	190	704	—	1,046	14	1,060	1,764
Funds of hedge funds	—	—	3,768	3,768	—	—	627	627	4,395
Global macro funds	—	111	11	122	—	—	—	—	122
Multi-strategy funds	—	583	727	1,310	—	26	—	26	1,336
Other investment funds(d)	—	143	68	211	—	9	—	9	220
Private equity and debt investments(e)	—	—	6,400	6,400	—	—	381	381	6,781
Real estate investments(f)	412	—	4,335	4,747	19	31	1,422	1,472	6,219
Other investments	—	—	63	63	—	—	665	665	728
Derivatives
Interest rate contracts	15	1,553	—	1,568	—	—	—	—	1,568
Foreign currency exchange contracts	—	38	—	38	—	40	—	40	78
Equity contracts	6	86	1	93	2	—	—	2	95
Total assets	10,178	42,597	15,959	68,734	2,460	9,684	3,114	15,258	83,992

Liabilities
Government and agency debt securities(g)	—	(15)	—	(15)	—	—	—	—	(15)
Derivatives
Interest rate contracts	(21)	(977)	(8)	(1,006)	(4)	—	—	(4)	(1,010)
Foreign currency exchange contracts	—	(37)	—	(37)	—	(36)	—	(36)	(73)
Equity contracts	(4)	(86)	(1)	(91)	(1)	—	—	(1)	(92)
Total liabilities	(25)	(1,115)	(9)	(1,149)	(5)	(36)	—	(41)	(1,190)

Net plan assets subject to leveling	$10,153	$41,482	$15,950	67,585	$2,455	$9,648	$3,114	15,217	82,802

Other plan assets and liabilities(h)				500				324	824

Net Plan Assets				$68,085				$15,541	$83,626

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Measurements of U.S. Plan Assets at December 31, 2011				Fair Value Measurements of Non-U.S. Plan Assets at December 31, 2011				Total U.S. and Non- U.S. Plan Assets
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents and other short-term investments	$—	$100	$—	$100	$—	$533	$—	$533	$633
Common and preferred stocks(a)	11,134	78	46	11,258	2,109	2	—	2,111	13,369
Government and agency debt securities(b)	—	21,531	3	21,534	—	3,613	1	3,614	25,148
Corporate debt securities(c)	—	22,725	352	23,077	—	1,820	4	1,824	24,901
Agency mortgage and asset-backed securities	—	1,847	—	1,847	—	94	—	94	1,941
Non-agency mortgage and asset-backed securities	—	1,399	197	1,596	—	49	4	53	1,649
Group annuity contracts	—	—	3,209	3,209	—	—	—	—	3,209
Investment funds
Equity funds	23	852	521	1,396	—	1,837	146	1,983	3,379
Fixed income funds	—	1,092	1,210	2,302	—	1,142	20	1,162	3,464
Funds of hedge funds	—	—	5,918	5,918	—	—	585	585	6,503
Global macro funds	—	266	4	270	—	—	236	236	506
Multi-strategy funds	24	949	2,123	3,096	—	24	—	24	3,120
Other investment funds(d)	—	335	143	478	—	—	11	11	489
Private equity and debt investments(e)	—	—	8,444	8,444	—	—	298	298	8,742
Real estate investments(f)	1,279	—	5,092	6,371	13	27	1,345	1,385	7,756
Other investments	—	—	—	—	—	—	428	428	428
Derivatives
Interest rate contracts	138	4,180	9	4,327	4	—	—	4	4,331
Foreign currency exchange contracts	—	152	—	152	—	59	—	59	211
Equity contracts	61	15	—	76	17	—	—	17	93
Credit contracts	—	79	—	79	—	—	—	—	79
Total assets	12,659	55,600	27,271	95,530	2,143	9,200	3,078	14,421	109,951

Liabilities
Agency mortgage and asset-backed securities(g)	—	(67)	—	(67)	—	—	—	—	(67)
Derivatives
Interest rate contracts	(28)	(1,752)	(2)	(1,782)	(4)	—	—	(4)	(1,786)
Foreign currency exchange contracts	—	(75)	—	(75)	—	(46)	—	(46)	(121)
Equity contracts	(17)	(14)	—	(31)	(3)	—	—	(3)	(34)
Credit contracts	—	(29)	(6)	(35)	—	—	—	—	(35)
Total liabilities	(45)	(1,937)	(8)	(1,990)	(7)	(46)	—	(53)	(2,043)

Net plan assets subject to leveling	$12,614	$53,663	$27,263	93,540	$2,136	$9,154	$3,078	14,368	107,908

Other plan assets and liabilities(h)				809				173	982

Net Plan Assets				$94,349				$14,541	$108,890
__________

(a)	Includes GM common stock of $1.4 billion and $1.2 billion within Level 1 of U.S. plan assets at December 31, 2012 and 2011.

(b)	Includes U.S. and sovereign government and agency issues; excludes mortgage and asset-backed securities.

(c)	Includes bank debt obligations.

(d)	Primarily investments in alternative investment funds.

(e)	Includes private equity investment funds.

(f)	Includes investment funds and public real estate investment trusts.

(g)	Primarily investments sold short.

(h)	Cash held by the plans, net of amounts payable for investment manager fees, custody fees and other expenses.

The following tables summarize the activity for U.S. plan assets classified in Level 3 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Balance at January 1, 2012	Net Realized/ Unrealized Gains (Loss)	Purchases, Sales and Settlements, Net	Transfers Into/ Out of Level 3	Balance at December 31, 2012	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2012
Assets
Common and preferred stocks	$46	$1	$(25)	$(3)	$19	$3
Government and agency debt securities	3	(1)	(2)	—	—	—
Corporate debt securities	352	1	(258)	(18)	77	(35)
Non-agency mortgage and asset- backed securities	197	34	(120)	(6)	105	24
Group annuity contracts	3,209	77	(3,286)	—	—	—
Investment funds
Equity funds	521	51	(414)	37	195	18
Fixed income funds	1,210	47	(1,067)	—	190	(3)
Funds of hedge funds	5,918	310	(2,460)	—	3,768	239
Global macro funds	4	—	(1)	8	11	—
Multi-strategy funds	2,123	53	(1,453)	4	727	(6)
Other investment funds	143	2	(77)	—	68	4
Private equity and debt investments	8,444	1,022	(3,038)	(28)	6,400	154
Real estate investments	5,092	198	(955)	—	4,335	(80)
Other Investments	—	—	63	—	63	—
Total assets	27,262	1,795	(13,093)	(6)	15,958	318

Derivatives, net
Interest rate contracts	7	3	(14)	(4)	(8)	(1)
Equity contracts	—	1	(1)	—	—	—
Credit contracts	(6)	—	6	—	—	—
Total net assets	$27,263	$1,799	$(13,102)	$(10)	$15,950	$317

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Balance at January 1, 2011	Net Realized/ Unrealized Gains (Loss)	Purchases, Sales and Settlements, Net	Transfers Into/ Out of Level 3	Balance at December 31, 2011	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2011
Assets
Common and preferred stocks	$64	$(4)	$(11)	$(3)	$46	$(53)
Government and agency debt securities	75	(9)	(63)	—	3	1
Corporate debt securities	562	(29)	(168)	(13)	352	(49)
Non-agency mortgage and asset- backed securities	821	(8)	(625)	9	197	(57)
Group annuity contracts	3,115	302	(208)	—	3,209	302
Investment funds
Equity funds	382	(129)	268	—	521	(120)
Fixed income funds	2,287	40	(1,026)	(91)	1,210	124
Funds of hedge funds	6,344	(56)	(370)	—	5,918	(23)
Global macro funds	4	—	—	—	4	—
Multi-strategy funds	3,546	(100)	(1,297)	(26)	2,123	63
Other investment funds	186	(19)	(24)	—	143	(19)
Private equity and debt investments	8,037	839	(432)	—	8,444	(12)
Real estate investments	5,508	799	(1,215)	—	5,092	382
Total assets	30,931	1,626	(5,171)	(124)	27,262	539

Liabilities
Corporate debt securities	(2)	—	—	2	—	—
Total liabilities	(2)	—	—	2	—	—

Derivatives, net
Interest rate contracts	(18)	25	—	—	7	25
Foreign currency exchange contracts	1	—	(1)	—	—	—
Equity contracts	(41)	50	(9)	—	—	(1)
Credit contracts	(1)	(4)	(1)	—	(6)	(7)
Total net assets	$30,870	$1,697	$(5,182)	$(122)	$27,263	$556

The following tables summarize the activity for non-U.S. plan assets classified in Level 3 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Balance at January 1, 2012	Net Realized/ Unrealized Gains (Loss)	Purchases, Sales and Settlements, Net	Transfers Into/Out of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2012	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2012
Assets
Government and agency debt securities	$1	$—	$(1)	$—	$—	$—	$—
Corporate debt securities	4	2	(4)	—	—	2	—
Non-agency mortgage and asset-backed securities	4	—	(4)	3	—	3	—
Investment funds
Equity funds	146	(24)	(124)	—	2	—	—
Fixed income funds	20	—	(6)	—	—	14	—
Funds of hedge funds	585	25	—	—	17	627	26
Global macro funds	236	17	(258)	—	5	—	—
Other investment funds	11	—	(11)	—	—	—	—
Private equity and debt investments	298	46	29	—	8	381	24
Real estate investments	1,345	123	(82)	—	36	1,422	119
Other investments	428	16	203	—	18	665	10
Total assets	$3,078	$205	$(258)	$3	$86	$3,114	$179

	Balance at January 1, 2011	Net Realized/ Unrealized Gains (Loss)	Purchases, Sales and Settlements, Net	Transfers Into/Out of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2011	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2011
Assets
Government and agency debt securities	$4	$—	$—	$(3)	$—	$1	$—
Corporate debt securities	41	—	(28)	(9)	—	4	—
Non-agency mortgage and asset-backed securities	—	—	(2)	6	—	4	—
Investment funds
Equity funds	200	(32)	9	(29)	(2)	146	(33)
Fixed income funds	—	—	(5)	25	—	20	—
Funds of hedge funds	74	(4)	531	—	(16)	585	(4)
Global macro funds	255	(14)	—	—	(5)	236	(14)
Other investment funds	103	—	(94)	—	2	11	—
Private equity and debt investments	169	28	109	—	(8)	298	28
Real estate investments	1,263	203	(99)	—	(22)	1,345	203
Other investments	281	30	121	11	(15)	428	30
Total assets	$2,390	$211	$542	$1	$(66)	$3,078	$210

Transfers In and/or Out of Level 3

There were no significant transfers into and/or out of Level 3 within U.S. or non-U.S. plan assets during the years ended

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

December 31, 2012 and 2011.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The pension plans may invest in financial instruments denominated in foreign currencies and may be exposed to risks that the foreign currency exchange rates might change in a manner that has an adverse effect on the value of the foreign currency denominated assets or liabilities. Forward currency contracts may be used to manage and mitigate foreign currency risk.

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

Counterparty credit risk is the risk that a counterparty to a financial instrument will default on its commitment. Counterparty risk is primarily related to over-the-counter derivative instruments used to manage risk exposures related to interest rates on long-term debt securities and foreign currency exchange rate fluctuations. The risk of default can be influenced by various factors including macro-economic conditions, market liquidity, fiscal and monetary policies and counterparty-specific characteristics and activities. Certain agreements with counterparties employ set-off, collateral support arrangements and other risk mitigating procedures designed to reduce the net exposure to credit risk in the event of counterparty default. Credit policies and processes are in place to manage concentrations of counterparty risk by seeking to undertake transactions with large well-capitalized counterparties and by monitoring the creditworthiness of these counterparties. The majority of derivatives held by the plans at December 31, 2012 were fully collateralized and therefore, the related counterparty credit risk was significantly reduced.

Pension Funding Requirements

We are subject to a variety of U.S. federal rules and regulations, including the Employee Retirement Income Security Act of 1974, as amended and the Pension Protection Act of 2006, which govern the manner in which we fund and administer our pensions for our retired employees and their spouses. In 2012 the U.S. government enacted the Moving Ahead for Progress in the 21st Century Act which allows plan sponsors funding relief for pension plans through the application of higher funding interest rates. As a result, under current economic conditions, we expect no mandatory contributions to our U.S. qualified pension plans for at least five years. The new law does not impact our reported funded status. We have no funding requirements for our U.S. qualified plans in 2013.

We also maintain pension plans for employees in a number of countries outside the U.S. which are subject to local laws and regulations.

Benefit Payments

The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service (dollars in millions):

	Pension Benefits(a)		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2013	$6,052	$1,491	$421	$63
2014	$5,912	$1,507	$373	$65
2015	$5,861	$1,546	$366	$67
2016	$5,674	$1,575	$360	$70
2017	$5,558	$1,588	$356	$72
2018 - 2022	$25,259	$8,092	$1,713	$391
__________

(a)	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our Cash and cash equivalents.

Note 19. Derivative Financial Instruments and Risk Management

Automotive

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Derivatives and Hedge Accounting

In accordance with our risk management policy, we enter into a variety of foreign currency exchange rate and commodity derivative contracts to manage our exposure to fluctuations in certain foreign currency exchange rates and commodity prices. At December 31, 2012 and 2011 our derivative instruments consisted primarily of forward contracts and options, none of which were designated in hedging relationships. We manage our counterparty credit risk by monitoring the credit ratings of our counterparties and by requiring them to post collateral in certain circumstances. Agreements are entered into with counterparties that allow the set-off of certain exposures in order to manage the risk. Certain of our agreements with counterparties require that we provide cash collateral. At December 31, 2012 and 2011 no collateral was posted related to derivative instruments and we did not have any agreements with counterparties to derivative instruments containing covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that such covenants are violated.

Fair Value of Derivatives

The following tables summarize fair value measurements of our derivative instruments measured on a recurring basis (dollars in millions):

	December 31, 2012
		Derivative Assets		Derivative Liabilities
	Notional	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Foreign currency	$7,652	$118	$—	$19	$—
Commodity	1,851	17	3	7	—
Embedded	1,248	9	19	—	1
Total	$10,751	$144	$22	$26	$1

	December 31, 2011
		Derivative Assets		Derivative Liabilities
	Notional	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Foreign currency	$6,507	$64	$—	$46	$—
Commodity	2,566	9	—	10	5
Embedded	1,461	28	124	1	5
Total	$10,534	$101	$124	$57	$10
__________

(a)	Recorded in Other current assets.

(b)	Recorded in Other assets.

(c)	Recorded in Accrued liabilities.

(d)	Recorded in Other liabilities and deferred income taxes.

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign currency	$—	$118	$—	$118	$—	$64	$—	$64
Commodity	—	9	11	20	—	9	—	9
Embedded	—	2	26	28	—	4	148	152
Total	$—	$129	$37	$166	$—	$77	$148	$225

Liabilities
Foreign currency	$—	$19	$—	$19	$—	$46	$—	$46
Commodity	—	7	—	7	—	5	10	15
Embedded	—	1	—	1	—	6	—	6
Total	$—	$27	$—	$27	$—	$57	$10	$67

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

We entered into a power plant lease agreement which included the purchase of natural gas at a fixed price adjusted for movements in heavy fuel oil and coal indices as published by a German governmental agency. The natural gas agreement was determined to be a derivative for accounting purposes and is valued as a forward contract utilizing Level 3 inputs. The significant unobservable inputs used in the fair value measurement of our commodity derivative are coal and heavy fuel oil forward rates and supplier credit spreads. Significant increases (decreases) in the coal and heavy fuel oil index and supplier credit spread would result in significant decreases (increases) to the fair value measurement.

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

The significant unobservable inputs used in the fair value measurement of our embedded foreign currency derivative is the estimate of the Turkish central bank's Euro/Turkish Lira (TRY) forward exchange rate and monthly volume commitment and vehicle mix. Significant decreases (increases) to the Euro/TRY forward exchange rate and monthly volume commitment and vehicle mix would result in significant decreases (increases) to the fair value measurement.

The valuations are performed, reviewed and approved by personnel with appropriate expertise in valuation methodologies. For certain derivatives we compare our own valuations to valuations prepared by independent outside parties.

The following table summarizes the significant quantitative unobservable inputs and assumptions used in the fair value measurement of the derivatives at December 31, 2012:

	Valuation Technique	Significant Unobservable Input	Metric
Commodity	Discounted cash flow	Coal forward price per ton in Euro(a)	€93.09
		Heavy fuel oil forward price per ton in Euro(a)	€562.51
		Supplier nonperformance risk (average)	2.44%
Embedded	Discounted cash flow	Average Euro/TRY forward exchange rate(b)	€2.72
		Volume commitment and vehicle mix in Euro(c)	€909 million
__________

(a)	Forward prices are estimated to be equivalents of the spot price as published by a governmental agency.

(b)	Calculated by adjusting market forward rates for the spread between current market and Turkish central bank spot prices.

(c)	Volume commitment is spread evenly on a monthly basis and vehicle mix is pursuant to management forecasts.

Fair Value Measurements on a Recurring Basis Using Level 3 Inputs

The following table summarizes the activity for our derivative investments measured using Level 3 inputs (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Level 3 Net Assets and (Liabilities)
	Year Ended December 31, 2012			Year Ended December 31, 2011
	Embedded	Commodity	Total	Embedded	Commodity	Total
Balance at beginning of period	$148	$(10)	$138	$—	$—	$—
Total realized/unrealized gains (losses)(a)
Included in earnings	(104)	4	(100)	160	(10)	150
Included in OCI	(2)	(1)	(3)	(10)	—	(10)
Settlements	(16)	(6)	(22)	(2)	—	(2)
Issuances	—	24	24	—	—	—
Balance at end of period	$26	$11	$37	$148	$(10)	$138

Amount of total gains (losses) in the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(95)	$3	$(92)	$157	$(10)	$147
__________

(a)
Realized and unrealized gains (losses) are recorded in Interest income and other non-operating income, net and foreign currency translation gains (losses) are recorded in Accumulated other comprehensive income.

Gains and (Losses) on Derivatives

The following table summarizes derivative gains (losses) recorded in Interest income and other non-operating income, net (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Foreign Currency	$70	$(30)	$82
Commodity	(31)	(98)	(25)
Embedded	(102)	165	(8)
Warrants	—	4	19
Total gains (losses) recorded in earnings	$(63)	$41	$68

Other Derivatives

In February 2011 we exercised warrants to purchase 4 million shares of a supplier's common stock at $2.76 per share and sold the shares and received proceeds of $48 million.

In connection with our investment in New Delphi, which we accounted for using the equity method, we recorded our share of New Delphi's other comprehensive income (loss) in Accumulated other comprehensive income. In the three months ended March 31, 2011 we recorded cash flow hedging gains of $13 million and in the year ended December 31, 2010 we recorded cash flow hedging losses of $22 million related to our share of New Delphi's hedging gains and losses. In March 2011 we sold our interests in New Delphi. As a result previously recorded cash flow hedging losses of $10 million in Accumulated other comprehensive loss were reclassified to earnings and recorded in the gain on sale of New Delphi. Refer to Note 10 for additional information on the sale of New Delphi.

Automotive Financing - GM Financial

GM Financial is exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on its credit facilities and on certain securitization notes payable and manages this exposure with interest rate swaps and caps. GM Financial had interest rate swaps and caps in asset positions with notional amounts of $775 million and $2.0 billion at December 31, 2012 and 2011. GM Financial had interest rate swaps and caps in liability positions with notional amounts of $775 million and $2.0 billion at December 31, 2012 and 2011. The fair value of these derivative financial instruments was insignificant.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Credit Risk Related Contingent Features

Under the terms of the derivative financial instruments, GM Financial is required to pledge certain funds to be held in restricted cash accounts as collateral for the outstanding derivative transactions. At December 31, 2012 and 2011 these restricted cash accounts totaled $4 million and $36 million and were recorded in Restricted cash and marketable securities.

Note 20. Commitments and Contingencies

The following tables summarize information related to commitments and contingencies (dollars in millions):

	December 31, 2012		December 31, 2011
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees(b)
Operating leases	$—	$9	$—	$26
Ally Financial commercial loans	$4	$6	$—	$24
Third-party commercial loans and other obligations	$70	$296	$7	$210
Other product-related claims	$51	$1,040	$53	$838
__________

(a)	Calculated as future undiscounted payments.

(b)	Excludes residual support and risk sharing programs and vehicle repurchase obligations related to Ally Financial.

	December 31, 2012	December 31, 2011
	Liability Recorded	Liability Recorded
Credit card programs(a)
Redemption liability(b)	$209	$123
Deferred revenue(c)	$355	$345
Environmental liability(d)	$166	$169
Product liability	$601	$514
Other litigation-related liability and tax administrative matters(e)	$1,728	$1,196
__________

(a)	At December 31, 2012 and 2011 qualified cardholders had rebates available, net of deferred program revenue, of $1.8 billion and $2.3 billion.

(b)	Recorded in Accrued liabilities.

(c)	Recorded in Other liabilities and deferred income taxes.

(d)	Includes $33 million and $34 million recorded in Accrued liabilities at December 31, 2012 and 2011, and the remainder was recorded in Other liabilities and deferred income taxes.

(e)	Primarily indirect tax-related litigation as well as various non-U.S. labor related matters.

Guarantees

We have provided guarantees related to the residual value of certain operating leases. These guarantees terminate in years ranging from 2016 to 2035. Certain leases contain renewal options.

We provide payment guarantees on commercial loans made by Ally Financial and outstanding with certain third-parties, such as dealers or rental car companies. These guarantees either expire in 2018 or are ongoing. We determined the fair value ascribed to the guarantees at inception and subsequent to inception to be insignificant based on the credit worthiness of the third-parties. Refer to Note 27 for additional information on guarantees that we provide to Ally Financial.

We have agreements with third-parties that guarantee the fulfillment of certain suppliers' commitments and other obligations. These guarantees expire in 2013 through 2017 or are ongoing, or upon the occurrence of specific events.

In some instances certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

At December 31, 2012 any proceeds we would receive from collateral would be approximately $60 million.

In connection with certain divestitures of assets or operating businesses, we have entered into agreements indemnifying certain buyers and other parties with respect to environmental conditions and other closure costs pertaining to real property we owned. We periodically enter into agreements that incorporate indemnification provisions in the normal course of business. It is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. Immaterial amounts have been recorded for such obligations as the majority of them are not probable or estimable at this time and the fair value of the guarantees at issuance was insignificant.

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information obtained. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. It is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At December 31, 2012 we estimate the remediation losses could range from $130 million to $250 million.

Product Liability

With respect to product liability claims involving our and Old GM's products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. Although punitive damages are claimed in some of these lawsuits and such claims are inherently unpredictable, accruals incorporate historic experience with these types of claims. Liabilities have been recorded for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. These amounts were recorded in Accrued liabilities and Other liabilities and deferred income taxes.

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

Other Litigation-Related Liability and Tax Administrative Matters

Various legal actions, governmental investigations, claims and proceedings are pending against us including matters arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; tax-related matters not recorded pursuant to ASC 740, "Income Taxes" (indirect tax-related matters) and environmental matters.

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which we believe that losses are probable and can be reasonably estimated, the majority of which are associated with indirect tax-related matters as well as various non-U.S. labor-related matters. Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $400 million to $600 million. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2012. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea filed seven separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in the aggregate involve more than 10,000 employees, allege that GM Korea failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) issued a decision affirming a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position in all of these cases. Although GM Korea believes the decision of the Seoul High Court is incorrect and intends to appeal to the Supreme Court of the Republic of Korea we have increased our accrual in the three months ended December 31, 2012 by 564 billion Korean Won (equivalent to $525 million) to 746 billion Korean Won (equivalent to $697 million) in connection with these cases. In the year ended December 31, 2012 we recorded 616 billion Korean Won (equivalent to $573 million) in Automotive cost of sales (77% of which is reflected in our Net income attributable to stockholders based on our ownership interest in GM Korea). We do not believe we have any reasonably possible exposure in excess of the amount of the accrual. Both the scope of claims asserted and GM Korea's assessment of any or all of individual claim elements may change if new information becomes available.

GMCL Dealers' Claim

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against GMCL on behalf of a purported class of over 200 former GMCL dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GMCL. In May 2009 in the context of the global restructuring of the business and the possibility that GMCL might be required to initiate insolvency proceedings, GMCL offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GMCL dealer network and to facilitate winding down their operations in an orderly fashion by December 31, 2009 or such other date as GMCL approved but no later than on October 31, 2010. The Plaintiff Dealers allege that the Dealer Sales and Service Agreements were wrongly terminated by GMCL and that GMCL failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” CAD $750 million without

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues including: (1) whether GMCL breached its obligation of "good faith" in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). On June 22, 2011 the court granted GMCL permission to appeal the class certification decision. On March 26, 2012 the Ontario Superior Court dismissed GMCL's appeal of the class certification order. Accordingly the case will proceed as a class action. Twenty-six dealers within the certified class definition have indicated that they will not participate. The current prospects for liability are uncertain, but because liability is not deemed probable we have no accrual relating to this litigation. We cannot estimate the range of reasonably possible loss in the event of liability as the case presents a variety of different legal theories, none of which GMCL believes are valid.

UAW Claim

On April 6, 2010 the UAW filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached an obligation to contribute $450 million to the UAW Retiree Medical Benefits Trust (New VEBA). The UAW alleges that we were contractually required to make this contribution. The reasonably possible loss as defined by ASC 450, “Contingencies” is $450 million, which is the amount claimed. We believe that the claim is without merit and we have no accrual relating to this litigation. We believe the UAW's claim is barred by the 2009 UAW Retiree Settlement Agreement approved by the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). We also maintain that Delphi Corporation's bankruptcy plan of reorganization did not fulfill the applicable conditions of the relevant agreement and therefore payment would not be due even in the absence of the 2009 UAW Retiree Settlement Agreement.

Nova Scotia Claims Litigation

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

In 2003 Nova Scotia Finance, a Nova Scotia unlimited liability company, issued notes of 600 million British Pounds which were guaranteed by Old GM (Guaranty) (collectively, the Nova Scotia Notes). The proceeds from the Nova Scotia Notes were converted to CAD and loaned by Nova Scotia Finance to GMCL by means of two intercompany loans totaling CAD $1.3 billion. As part of the bankruptcy proceeding these intercompany loans were compromised for CAD $399 million pursuant to a transaction defined by a Lock-Up Agreement between GMCL, Nova Scotia Finance, Old GM and certain holders of the Nova Scotia Notes (Noteholders). The Lock-Up Agreement defined a transaction by which the Noteholders consented to, among other things, the compromise of the intercompany loans in exchange for payment of CAD $399 million as a Consent Fee. The Consent Fee was originally financed by a loan from Old GM to GMCL immediately prior to the Old GM bankruptcy filing. That loan was subsequently repaid. Pursuant to the terms of the Lock-Up Agreement, the Consent Fee did not reduce the principal amount outstanding under the Nova Scotia Notes or the Guaranty. We acquired Old GM's interest in the Lock-Up Agreement in 2009.

In the Nova Scotia Claims Litigation the Noteholders seek an allowed claim in the Old GM bankruptcy based on the Guaranty. The trustee of Nova Scotia Finance seeks an allowed claim in the amount of the deficiency between Nova Scotia Finance's assets and liabilities by reason of the fact that it is an unlimited liability company and Old GM was its sole shareholder. The claim asserted by the trustee includes sums allegedly owed by Nova Scotia Finance to us by reason of currency swaps entered into between Old GM and Nova Scotia Finance which we contend we acquired from Old GM in 2009. Allowance of the claims is opposed by the GUC Trust which asserts that the claims of the trustee and Noteholders are duplicative, that they should be reduced by the amount of the Consent Fee and/or that they should be equitably subordinated or equitably disallowed by reason of alleged inequitable conduct by the Noteholders. In support of this position the GUC Trust has asserted that the Lock-Up Agreement is void because it was not approved by the Bankruptcy Court and was funded by Old GM, that we did not acquire MLC's interest in the Lock-Up Agreements and currency swaps and that other aspects of the sale of assets to us on July 10, 2009 may be adjusted to permit disallowance or reduction of the claims of the Noteholders and the trustee. The trial has commenced but the timing of any decision is uncertain.

Although we believe the positions taken by the GUC Trust are without merit, it is reasonably possible that the Bankruptcy Court will issue rulings adverse to our interest in the Nova Scotia Claims Litigation. Such rulings could lead to subsequent claims which,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

although we believe would be without merit, could adversely impact GMCL's compromise of the intercompany loans. It is impossible to estimate the reasonably possible loss which would depend upon a variety of factors including the outcome of additional litigation. However the compromise of the intercompany loans for CAD $399 million resulted in a savings to GMCL of CAD $935 million (equivalent to $940 million) which we believe represents a reasonable estimate of the approximate amount of the maximum reasonably possible loss.

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan agreed to with European labor representatives we have committed to achieving specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we fail to accomplish the requirements set out under the agreement we will be required to pay certain amounts up to Euro 265 million for each of those years, and/or interest on those amounts, to our employees. Certain inventory with a carrying amount of $186 million and $209 million at December 31, 2012 and 2011 was pledged as collateral under the agreement. Through December 31, 2012 spending was sufficient to meet the current requirements under the agreement and the specified milestones have been accomplished. Management has the intent and believes it has the ability to meet the future requirements under the agreement.

Asset Retirement Obligations

Asset retirement obligations relate to legal obligations associated with retirement of tangible long-lived assets that result from acquisition, construction, development or normal operation of a long-lived asset. An analysis is performed of such obligations associated with all real property owned or leased, including facilities, warehouses and offices. Estimates of conditional asset retirement obligations relate, in the case of owned properties, to costs estimated to be necessary for the legally required removal or remediation of various regulated materials, primarily asbestos. Asbestos abatement was estimated using site-specific surveys where available and a per square foot estimate where surveys were unavailable. For leased properties such obligations relate to the estimated cost of contractually required property restoration. At December 31, 2012 and 2011 accruals for asset retirement obligations were $116 million and $99 million.

Contract Cancellations

The following table summarizes contract cancellation charges primarily related to the cancellation of product programs (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
GMNA(a)	$64	$38	$30
GME	38	8	3
GMIO	5	43	—
GMSA	30	4	—
Total contract cancellations	$137	$93	$33
__________

(a)	The year ended December 31, 2010 includes favorable changes in estimate on contract cancellations of $30 million.

Noncancelable Operating Leases

The following table summarizes our minimum commitments under noncancelable operating leases having initial terms in excess of one year, primarily for property (dollars in millions):

	2013	2014	2015	2016	2017	Thereafter
Minimum commitments(a)	$394	$312	$246	$192	$125	$595
Sublease income	(54)	(53)	(48)	(47)	(45)	(279)
Net minimum commitments	$340	$259	$198	$145	$80	$316
__________

(a)	Certain of the leases contain escalation clauses and renewal or purchase options.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes our rental expense under operating leases (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Rental expense under operating leases	$474	$556	$604

Note 21. Income Taxes

The following table summarizes Income (loss) before income taxes and equity income (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
U.S. income (loss)	$(19,063)	$2,883	$2,648
Non-U.S. income (loss)	(11,194)	3,102	3,089
Income (loss) before income taxes and equity income	$(30,257)	$5,985	$5,737

Income Tax Expense (Benefit)

The following table summarizes Income tax expense (benefit) (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Current income tax expense (benefit)
U.S. federal	$6	$(134)	$(10)
U.S. state and local	78	58	(1)
Non-U.S.	646	275	441
Total current income tax expense	730	199	430
Deferred income tax expense (benefit)
U.S. federal	(28,965)	8	(25)
U.S. state and local	(3,415)	(28)	8
Non-U.S.	(3,181)	(289)	259
Total deferred income tax expense (benefit)	(35,561)	(309)	242
Total income tax expense (benefit)	$(34,831)	$(110)	$672

Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of our basis differences in investments in foreign subsidiaries and corporate joint ventures not deemed to be indefinitely reinvested. Taxes have not been provided on basis differences in investments in foreign subsidiaries and corporate joint ventures which are deemed indefinitely reinvested of $5.5 billion and $6.2 billion at December 31, 2012 and 2011. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

The following table summarizes a reconciliation of Income tax expense (benefit) compared with the amounts at the U.S. federal statutory rate (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2012	2011	2010
Income tax expense (benefit) at U.S. federal statutory income tax rate	$(10,590)	$2,094	$2,008
State and local tax expense	254	215	334
Foreign income taxed at other than 35%	908	243	1,579
Foreign tax credit election change	(1,075)	—	—
Taxes on unremitted earnings of subsidiaries	100	(537)	(10)
Change in valuation allowance	(33,917)	(2,386)	(2,903)
Change in tax laws	67	(33)	—
Research incentives	(68)	(45)	(235)
Gain on sale of New Delphi equity interests	—	599	—
Goodwill impairment	8,705	377	—
Settlements of prior year tax matters	—	(56)	(170)
VEBA contribution	—	(476)	—
Foreign currency remeasurement	(36)	59	143
Pension contribution	—	(127)	—
U.S. salaried pension plan settlement	541	—	—
Other adjustments	280	(37)	(74)
Total income tax expense (benefit)	$(34,831)	$(110)	$672

Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities at December 31, 2012 and 2011 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities (dollars in millions):

	December 31, 2012	December 31, 2011
Deferred tax assets
Postretirement benefits other than pensions	$3,494	$3,672
Pension and other employee benefit plans	8,536	8,357
Warranties, dealer and customer allowances, claims and discounts	4,277	4,015
Property, plants and equipment	2,225	1,547
Capitalized research expenditures	6,106	5,152
Operating loss and tax credit carryforwards	20,220	21,199
Miscellaneous U.S.	2,865	3,017
Miscellaneous non-U.S.	578	243
Total deferred tax assets before valuation allowances	48,301	47,202
Less: valuation allowances	(10,991)	(45,191)
Total deferred tax assets	37,310	2,011
Deferred tax liabilities
Intangible assets	724	1,933
Total deferred tax liabilities	724	1,933
Net deferred tax assets	$36,586	$78

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the classification of deferred tax assets and liabilities (dollars in millions):

	December 31, 2012	December 31, 2011
Current deferred tax assets	$9,429	$527
Current deferred tax liabilities	(162)	(48)
Non-current deferred tax assets	27,922	512
Non-current deferred tax liabilities	(603)	(913)
Net deferred tax assets	$36,586	$78

The following table summarizes the amount and expiration dates of our operating loss and tax credit carryforwards at December 31, 2012 (dollars in millions):

	Expiration Dates	Amounts
U.S. federal and state loss carryforwards	2013-2030	$6,642
Non-U.S. loss and tax credit carryforwards	Indefinite	1,472
Non-U.S. loss and tax credit carryforwards	2013-2031	4,961
U.S. alternative minimum tax credit	Indefinite	669
U.S. general business credits(a)	2017-2031	1,914
U.S. foreign tax credits	2013-2022	4,562
Total operating loss and tax credit carryforwards		$20,220
__________

(a)	The general business credits are principally composed of research credits.

Valuation Allowances

The following table summarizes the change in valuation allowances related to net deferred tax assets (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$45,191	$42,979	$45,281
Additions (Reversals)
U.S.(a)	(34,263)	2,411	(2,196)
Canada	(3,049)	(158)	63
Germany	1,649	1	(139)
Spain	886	463	378
South Korea	138	27	(121)
Australia	—	(498)	(39)
U.K.	177	141	(121)
India	137	—	(123)
Other	125	(175)	(4)
Ending balance	$10,991	$45,191	$42,979
__________

(a)
In the year ended December 31, 2012 the difference between the change in the valuation allowance and the income tax benefit associated with the valuation allowance release is due primarily to the establishment of deferred tax liabilities related to state deferred tax assets. In the year ended December 31, 2011 we recorded an adjustment to the debt cancellation income that resulted from the 363 Sale. The adjustment resulted in a $2.1 billion increase in valuation allowances related to U.S. federal and state tax attributes.

At December 31, 2012, as a result of sustained profitability in the U.S. and Canada evidenced by three years of earnings and the completion of our near- and medium-term business plans in the three months ended December 31, 2012 that forecast continuing profitability, we determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in these two

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

jurisdictions. Accordingly we reversed most of the U.S. and Canadian valuation allowances resulting in non-cash income tax benefits of $33.2 billion and $3.1 billion. We retained valuation allowances of $2.3 billion against deferred tax assets in the U.S. and Canada related primarily to capital loss tax attributes and state operating loss carryforwards which we continue to believe do not meet the more likely than not threshold for releasing the valuation allowance. We retained additional valuation allowances of $8.7 billion against non-U.S. deferred tax assets, primarily related to GME and South Korea business units with losses.

At December 31, 2011, as a result of sustained profitability in Australia, we released the valuation allowance against deferred tax assets. The reduction in the valuation allowance resulted in a non-cash income tax benefit of $502 million.

Uncertain Tax Positions

The following table summarizes gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective tax rate in future periods after valuation allowances (dollars in millions):

	December 31, 2012	December 31, 2011
Gross unrecognized tax benefits before valuation allowances	$2,745	$2,370
Unrecognized tax benefit that would favorably affect effective tax rate in future	$1,210	$326
Liability for uncertain tax positions netted against deferred tax assets in the same jurisdiction(a)	$1,550	$1,285
__________

(a)	The remaining uncertain tax positions are classified as current and non-current liabilities.

The following table summarizes activity of the total amounts of unrecognized tax benefits (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$2,370	$5,169	$5,410
Additions to current year tax positions	112	129	195
Additions to prior years' tax positions	512	562	803
Reductions to prior years' tax positions	(141)	(1,002)	(475)
Reductions in tax positions due to lapse of statutory limitations	(34)	(64)	(18)
Settlements	(112)	(2,399)	(761)
Other	38	(25)	15
Ending balance	$2,745	$2,370	$5,169

The following tables summarize information regarding income tax related interest and penalties (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Interest income	$12	$7	$13
Interest expense (benefit)(a)	$52	$(113)	$20
Penalties(a)	$4	$(25)	$1
__________

(a)	The interest and penalty benefit in the year ended December 31, 2011 is due primarily to remeasurements, settlements and statute expirations.

	December 31, 2012	December 31, 2011
Accrued interest payable	$117	$103
Accrued penalties	$105	$89

Other Matters

The ability to utilize certain of the U.S. tax attributes in future tax periods could be limited by Section 382 of the Internal Revenue

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Code. On November 1, 2010 we amended our certificate of incorporation to minimize the likelihood of an ownership change occurring for Section 382 purposes. We have net operating loss carryforwards in Germany through November 30, 2009 that, as a result of reorganizations that took place in 2008 and 2009, were not recorded as deferred tax assets. Depending on the outcome of European court decisions these loss carryforwards may be available to reduce future taxable income in Germany. In Australia we have net operating loss carryforwards which are subject to meeting a “Same Business Test” requirement that we assess on a quarterly basis.

Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2002 to 2012 with various significant tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. Given the global nature of our operations there is a risk that transfer pricing disputes may arise.

In the U.S. we have continuing responsibility for Old GM's open tax years. Old GM's federal income tax returns through the date of the 363 Sale have been audited by the Internal Revenue Service. Audit closure in January 2013 of Old GM's 2007, 2008 and 2009 federal income tax returns will result in no change to the amount of unrecognized tax benefits. The audit of our 2009 federal income tax return was concluded in January 2013 and will result in no change to the amount of unrecognized tax benefits. In January 2013 the U.S. Congress enacted federal income tax legislation including an extension of the research credit for tax years 2012 and 2013. As a result, in the three months ending March 31, 2013, we will record an income tax benefit related to the 2012 research credit of approximately $160 million.

In May 2012 a Brazilian income tax assessment was issued related to the 2007 tax year totaling $181 million including tax, interest and penalties. We believe we have adequate reserves established. Proceedings may require that we deposit escrow funds in the future.

In March 2012 a Mexican income tax audit covering the 2004 tax year was concluded and an assessment, adjusted for inflation, of $136 million including tax, interest and penalties was issued. The total 2002, 2003 and 2004 assessments, adjusted for inflation, at December 31, 2012 including tax, interest and penalties is $309 million. We believe we have adequate reserves established. Payment of any assessment is suspended during the proceedings through U.S. and Mexican competent authorities.

In the year ended December 31, 2011 certain issues were resolved relating to uncertain tax positions in jurisdictions which had full valuation allowances. The resolution of these matters resulted in a $2.7 billion reduction to gross uncertain positions. No tax benefit was recognized with respect to these reductions because the entities were in full valuation allowance jurisdictions or the amounts were reserved in a prior period.

In June 2011 we settled a Brazilian income tax matter for $241 million that was reserved and disclosed in a prior period.

In November 2010 an agreement was reached with the Canadian government to resolve various income tax matters in the years 2003 through 2009. In the three months ended December 31, 2010 this resolution resulted in a tax benefit of $140 million including interest.

At December 31, 2012 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

Note 22. Restructuring and Other Initiatives

We have previously executed various restructuring and other initiatives, and we plan to execute additional initiatives in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing global automotive production and to improve the utilization of remaining facilities. To the extent these programs involve voluntary separations, no liabilities are generally recorded until offers to employees are accepted. If employees are involuntarily terminated, a liability is generally recorded at the communication date. Related charges are recorded in Automotive cost of sales and Automotive selling, general and administrative expense.

The following table summarizes the reserves related to restructuring and other initiatives (excluding restructuring reserves related to dealer wind-down agreements) and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2010	$2,088	$451	$3	$4	$2,546
Additions	50	734	1	2	787
Interest accretion and other	36	114	—	—	150
Payments	(712)	(589)	(1)	(7)	(1,309)
Revisions to estimates	(361)	(8)	—	1	(368)
Effect of foreign currency	34	(38)	—	—	(4)
Balance at December 31, 2010(a)	1,135	664	3	—	1,802
Additions	82	344	—	80	506
Interest accretion and other	22	105	—	1	128
Payments	(366)	(395)	(2)	(68)	(831)
Revisions to estimates	19	(9)	—	—	10
Effect of foreign currency	(8)	(22)	—	(1)	(31)
Balance at December 31, 2011(a)	884	687	1	12	1,584
Additions	129	188	84	92	493
Interest accretion and other	11	66	—	—	77
Payments	(304)	(344)	(46)	(55)	(749)
Revisions to estimates	(78)	(17)	(1)	(11)	(107)
Effect of foreign currency	11	10	1	—	22
Balance at December 31, 2012(a)	$653	$590	$39	$38	$1,320
__________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $356 million, $376 million and $363 million at December 31, 2012, 2011 and 2010 for GMNA, primarily relate to postemployment benefits to be paid.

Year Ended December 31, 2012

GMNA recorded charges, interest accretion and other and revisions to estimates that increased the reserves by $62 million. The $62 million includes charges for cash severance incentive programs for skilled trade U.S. hourly employees, partially offset by increased production capacity utilization in Canada.

GMNA recorded charges of $90 million in connection with our 2011 UAW labor agreement that included cash severance incentive programs which were completed at March 31, 2012 for skilled trade U.S. hourly employees. A total of 1,400 skilled trade U.S. hourly employees participated in these programs at a total cost of $99 million and was recorded upon irrevocable acceptances by both parties.

Due to the expected closure of the Oshawa Consolidated Plant in June 2014, impacted employees will be eligible for a voluntary restructuring separation incentive program in accordance with the existing collective bargaining agreement that provides cash and a car voucher. This may range up to $70 million and will be included in our restructuring liability, net of existing liabilities, upon irrevocable acceptance by both parties.

GME recorded charges, interest accretion and other of $254 million for previously announced separation and early retirement programs. Through December 31, 2012 the active separation programs related to Germany and the United Kingdom had a total cost of $400 million and had affected a total of 2,550 employees, of which $310 million related to a program initiated in Germany in 2010. This program was essentially completed in 2012. We expect to complete the active programs in 2013 and incur an additional $200 million, which will affect an additional 700 employees.

GMIO recorded charges, interest accretion and other related to voluntary separation programs primarily in Korea and Australia. Through December 31, 2012 these programs had a total cost of $69 million which affected 650 employees. We expect to complete the programs in GMIO in 2013 and incur up to an additional $40 million, which will affect up to an additional 200 employees.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GMSA recorded charges of $87 million for employee separation costs related to a separation program in Brazil.

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

The following table summarizes GMNA's restructuring reserves related to dealer wind-down agreements (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of period	$25	$144	$501
Additions and revisions to estimates	(5)	(8)	7
Payments	(7)	(111)	(366)
Effect of foreign currency	—	—	2
Balance at end of period	$13	$25	$144

Note 23. Interest Income and Other Non-Operating Income, net

The following table summarizes the components of Interest income and other non-operating income, net (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2012	2011	2010
Interest income	$343	$455	$465
Net gains (losses) on derivatives	(63)	41	68
Rental income	158	149	164
Dividends and royalties	98	153	213
Other(a)	309	53	621
Total interest income and other non-operating income, net	$845	$851	$1,531
__________

(a)
Amounts in the year ended December 31, 2012 include impairment charges related to the investment in PSA of $220 million, income related to various insurance recoveries of $168 million, a charge of $119 million in connection with the entry into an agreement to sell the GMS business, resulting in a reduction in the carrying value to estimated fair value, and recognition of deferred income from technology agreements with SGMW of $114 million. Amounts in the year ended December 31, 2011 include impairment charges related to the investment in Ally Financial of $555 million, a gain on the sale of Ally Financial preferred shares of $339 million, and recognition of deferred income from technology agreements with SGMW of $113 million. Amounts in the year ended December 31, 2010 include a gain on the reversal of an accrual for contingently issuable shares of our common stock to MLC (Adjustment Shares) of $162 million, a gain on the sale of Saab of $123 million, a gain on the acquisition of GMS of $66 million and a gain on the sale of Nexteer of $60 million.

Note 24. Stockholders’ Equity and Noncontrolling Interests

Preferred Stock

The following table summarizes significant features relating to our preferred stock (dollars in millions, except for per share amounts):

	Liquidation Preference Per Share	Dividend Rate Per Annum	Dividends Paid
			Years Ended December 31,
			2012	2011	2010
Series A Preferred Stock	$25.00	9.00%	$621	$621	$810
Series B Preferred Stock	$50.00	4.75%	$238	$243	$—

Series A Preferred Stock

The Series A Preferred Stock ranks senior with respect to liquidation preference and dividend rights to our common stock and Series B Preferred Stock and any other class or series of stock that we may issue. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of our affairs, a holder of Series A Preferred Stock will be entitled to be paid, before any distribution or payment may be made to any holders of common stock or Series B Preferred Stock, the liquidation amount and the amount of any accrued and unpaid dividends, if any, whether or not declared, prior to such distribution or payment date. On or after December 31, 2014, the Series A Preferred Stock may be redeemed, in whole or in part, for cash at a price per share equal to the $25.00 per share liquidation amount, plus any accrued and unpaid dividends. Upon a redemption or purchase of any or all Series A Preferred Stock, the difference, if any, between the recorded amount of the Series A Preferred Stock being redeemed or purchased and the consideration paid would be recorded as a charge to Net income attributable to common stockholders. If all of the Series A Preferred Stock were to be redeemed or purchased at its par value, the amount of the charge would be $1.4 billion.

In December 2010 we purchased 84 million shares of Series A Preferred Stock, held by the UST, at a price equal to 102% of the aggregate liquidation amount, for $2.1 billion. The purchase of the UST's Series A Preferred Stock resulted in a charge of $677 million recorded in Cash dividends paid on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock and charge related to purchase of Series A Preferred Stock.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

Each share of the Series B Preferred Stock, unless previously converted, will automatically convert on December 1, 2013 into shares of our common stock. The number of shares of our common stock issuable upon mandatory conversion of each share of Series B Preferred Stock is determined based on the applicable market value of our common stock subject to anti-dilution adjustments and accumulated and unpaid dividends. The applicable market value of our common stock is the average of the closing prices of our common stock over the 40 consecutive trading day period ending on the third trading day immediately preceding the mandatory conversion date. Holders of the Series B Preferred Stock have the right to convert their shares at any time prior to the mandatory conversion date at a conversion ratio of 1.2626 shares of our common stock for each share of the Series B Preferred Stock that is optionally converted, subject to anti-dilution, make-whole and other adjustments.

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

In the three months ended December 31, 2012, holders of our Series B Preferred Stock converted 11,204 shares into 14,145 shares of common stock.

Common Stock

Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. However, the terms of the Series A Preferred Stock and Series B Preferred Stock prohibit, subject to exceptions, the payment of dividends on our common stock unless all accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock are paid in full. Holders of common stock are entitled to one vote per share on all matters submitted to our stockholders for a vote. The liquidation rights of holders of our common stock are secondary to the payment or provision for payment of all our debts and liabilities and to holders of our Series A Preferred Stock and Series B Preferred Stock, if any such shares are then outstanding.

In the year ended December 31, 2011 we issued 61 million shares of common stock to the U.S. hourly and salaried pension plans, 3,500,000 shares for exercised warrants and 500,000 shares for the settlement of salary and other restricted stock awards.

In December 2012 we purchased 200 million shares of our common stock from the UST at a price of $27.50 per share for a total of $5.5 billion. The purchase price represented a premium to the prior day's closing price of $25.49. We allocated the purchase price between a direct reduction to shareholder's equity of $5.1 billion and a charge to earnings of $402 million representing the premium. This premium was recorded in Other automotive expenses, net. These shares were retired by the Board and returned to authorized but unissued status. In the year ended December 31, 2012 we issued 1,300,000 shares of common stock for the settlement of restricted stock and salary stock awards and 400,000 shares for exercised warrants.

The UST agreed to irrevocably waive certain of its rights under the stockholders agreement by and among us and certain other stockholders and covenants under the UST Credit Agreement as part of this agreement. These rights and covenants included, among other items, a reduction in certain reporting requirements and a release from the vitality commitment, which contained certain manufacturing volume requirements.

Warrants

In connection with the 363 Sale we issued two tranches of warrants, each to acquire 136 million shares of common stock, to MLC which have all been distributed to creditors of Old GM and to the GUC Trust by MLC and one tranche of warrants to acquire 46 million shares of common stock to the New VEBA. The first tranche of MLC warrants is exercisable at any time prior to July 10, 2016 at an exercise price of $10.00 per share and the second tranche of MLC warrants is exercisable at any time prior to July 10, 2019 at an exercise price of $18.33 per share. The New VEBA warrants are exercisable at any time prior to December 31, 2015 at an exercise price of $42.31 per share. Upon exercise of the warrants, the shares issued will be included in the number of

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

basic shares outstanding used in the computation of earnings per share. The number of shares of common stock underlying each of the warrants and the per share exercise price are subject to adjustment as a result of certain events, including stock splits, reverse stock splits and stock dividends. The outstanding balance of warrants at December 31, 2012 and 2011 was 313 million.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss), net of taxes (dollars in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedging Gains (Losses), Net	Unrealized Gains (Losses) on Securities, Net	Defined Benefit Plans, Net	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2009	$157	$(1)	$2	$1,430	$1,588
Other comprehensive income (loss)	210	(22)	(7)	(545)	(364)
Sale of businesses	14	—	—	—	14
Other comprehensive loss attributable to noncontrolling interests	13	—	—	—	13
Balance December 31, 2010	394	(23)	(5)	885	1,251
Other comprehensive income (loss)	(183)	25	1	(6,958)	(7,115)
Purchase of noncontrolling interest shares	(6)	—	—	(1)	(7)
Other comprehensive loss attributable to noncontrolling interests	10	—	—	—	10
Balance December 31, 2011	215	2	(4)	(6,074)	(5,861)

Other comprehensive loss before reclassification adjustment	(103)	—	(162)	(2,212)	(2,477)
Reclassification adjustment(a)	—	(2)	207	92	297
Other comprehensive income (loss)	(103)	(2)	45	(2,120)	(2,180)
Other comprehensive income attributable to noncontrolling interests	(11)	—	—	—	(11)
Balance December 31, 2012	$101	$—	$41	$(8,194)	$(8,052)
__________

(a)	Primarily an impairment charge related to our investment in PSA.

Other Comprehensive Income (Loss)

The following tables summarize the components of Other comprehensive income (loss) attributable to common stockholders (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2012			2011			2010
	Pre-tax Amount	Tax Expense (Benefit)	Net Amount	Pre-tax Amount	Tax Expense(Benefit)	Net Amount	Pre-tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(103)	$—	$(103)	$(183)	$—	$(183)	$210	$—	$210
Cash flow hedging gain (loss), net	(2)	—	(2)	25	—	25	(22)	—	(22)
Unrealized gain (loss) on securities, net
Unrealized gain (loss) on securities	(140)	22	(162)	1	—	1	(7)	—	(7)
Reclassification adjustments	202	(5)	207	—	—	—	—	—	—
Unrealized gain (loss) on securities, net	62	17	45	1	—	1	(7)	—	(7)
Defined benefit plans, net
Prior service benefit (cost) from plan amendments	(53)	(95)	42	302	1	301	7	1	6
Less: amortization of prior service cost included in net periodic benefit cost	(125)	(5)	(120)	(52)	—	(52)	(12)	—	(12)
Net prior service benefit (cost)	(178)	(100)	(78)	250	1	249	(5)	1	(6)
Actuarial gain (loss) from plan measurements	(3,180)	(926)	(2,254)	(7,578)	(10)	(7,568)	(530)	34	(564)
Less: amortization of actuarial loss included in net periodic benefit cost(a)	229	17	212	366	5	361	25	—	25
Net actuarial amounts	(2,951)	(909)	(2,042)	(7,212)	(5)	(7,207)	(505)	34	(539)
Defined benefit plans, net	(3,129)	(1,009)	(2,120)	(6,962)	(4)	(6,958)	(510)	35	(545)
Other comprehensive income (loss)	(3,172)	(992)	(2,180)	(7,119)	(4)	(7,115)	(329)	35	(364)
Less: other comprehensive income (loss) attributable to noncontrolling interests	11	—	11	(10)	—	(10)	(13)	—	(13)
Other comprehensive income (loss) attributable to common stockholders	$(3,183)	$(992)	$(2,191)	$(7,109)	$(4)	$(7,105)	$(316)	$35	$(351)
__________

(a)	Includes the HCT settlement. Refer to Note 18.

Note 25. Earnings Per Share

In the years ended December 31, 2012 and 2011 we were required to use the two-class method for calculating earnings per share, as further discussed below, as the applicable market value of our common stock was below $33.00 per common share in the periods ended December 31, 2012 and 2011.

Basic and diluted earnings per share are computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that were outstanding.

The following table summarizes basic and diluted earnings per share (in millions, except for per share amounts):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2012	2011	2010
Basic earnings per share
Net income attributable to stockholders	$6,188	$9,190	$6,172
Less: cumulative dividends on and charge related to purchase of preferred stock and undistributed earnings allocated to Series B Preferred Stock participating security(a)(b)	1,329	1,605	1,504
Net income attributable to common stockholders	$4,859	$7,585	$4,668
Weighted-average common shares outstanding - basic	1,566	1,536	1,500
Basic earnings per share	$3.10	$4.94	$3.11
Diluted earnings per share
Net income attributable to stockholders	$6,188	$9,190	$6,172
Add: preferred dividends to holders of Series B Preferred Stock	—	—	25
Less: cumulative dividends on and charge related to purchase of preferred stock and undistributed earnings allocated to Series B Preferred Stock participating security(a)(c)	1,301	1,552	1,504
Net income attributable to common stockholders	$4,887	$7,638	$4,693
Weighted-average common shares outstanding - diluted
Weighted-average common shares outstanding - basic	1,566	1,536	1,500
Dilutive effect of warrants	104	130	106
Dilutive effect of conversion of Series B Preferred Stock	—	—	17
Dilutive effect of RSUs	5	2	1
Weighted-average common shares outstanding - diluted	1,675	1,668	1,624

Diluted earnings per share	$2.92	$4.58	$2.89
__________

(a)
Includes earned but undeclared dividends of $26 million, $26 million and $26 million on our Series A Preferred Stock and $20 million, $20 million and $25 million on our Series B Preferred Stock in the years ended December 31, 2012, 2011 and 2010.

(b)
Includes cumulative dividends on preferred stock of $859 million and earnings of $470 million that have been allocated to the Series B Preferred Stock holders in the year ended December 31, 2012; includes cumulative dividends on preferred stock of $859 million and earnings of $746 million that have been allocated to the Series B Preferred Stock holders in the year ended December 31, 2011; and cumulative dividends on preferred stock of $827 million and a charge related to the purchase of Series A Preferred Stock of $677 million in the year ended December 31, 2010.

(c)
Includes cumulative dividends on preferred stock of $859 million and earnings of $442 million that have been allocated to the Series B Preferred Stock holders in the year ended December 31, 2012; includes cumulative dividends on preferred stock of $859 million and earnings of $693 million that have been allocated to the Series B Preferred Stock holders in the year ended December 31, 2011; and cumulative dividends on preferred stock of $827 million and a charge related to the purchase of Series A Preferred Stock of $677 million in the year ended December 31, 2010.

Years Ended December 31, 2012 and 2011

Holders of the Series B Preferred Stock have a right to participate in our undistributed earnings because a dividend, if declared, would result in a transfer of value to the holder through an adjustment to the fixed conversion ratios through various anti-dilution provisions. Based on the nature of the Series B Preferred Stock and the nature of these anti-dilution provisions, we have concluded that the Series B Preferred Stock is a participating security and, as such, the application of the two-class method for computing earnings per share is required when the applicable market value of our common stock is below $33.00 or above $39.60 per share. For purposes of calculating earnings per share, the applicable market value is calculated as the average of the closing prices of our common stock over the 40 consecutive trading day period ending on the third trading day immediately preceding the date of our financial statements. The calculation of the applicable market value at the date of our financial statements will apply to the full year, irrespective of the applicable market value computed during the prior quarters of the current year.

We applied the two-class method to calculate basic earnings per share and the more dilutive of the two-class or the if-converted method to calculate diluted earnings per share in the years ended December 31, 2012 and 2011. Under the two-class method for

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

computing earnings per share, undistributed earnings are allocated to common stock and the Series B Preferred Stock according to their respective participation rights in undistributed earnings, as if all the earnings for the period had been distributed. This allocation to the Series B Preferred Stock holders reduced Net income attributable to common stockholders, resulting in a lower basic and dilutive earnings per share amount. Variability may result in our calculation of earnings per share from period to period depending on whether the application of the two-class method is required.

The application of the two-class method resulted in an allocation of undistributed earnings to our Series B Preferred Stock holders and, accordingly, 152 million common stock equivalents from the assumed conversion of the Series B Preferred Stock are not considered outstanding for purposes of determining the weighted-average common shares outstanding in the computation of diluted earnings per share in the years December 31, 2012 and 2011.

MLC distributed all of its 272 million warrants for our common stock to its unsecured creditors and the GUC Trust. The warrant holders may exercise the warrants at any time prior to their respective expiration dates. Upon exercise of the warrants the shares issued will be included in the number of basic shares outstanding used in the computation of earnings per share.

Warrants to purchase 313 million shares of our common stock were outstanding at December 31, 2012 and 2011, of which 46 million shares were not included in each year's computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares. Under the treasury stock method, the assumed exercise of the remaining warrants resulted in 104 million and 130 million dilutive shares in the years ended December 31, 2012 and 2011.

Diluted earnings per share included the effect of 15 million and 13 million unvested RSUs granted to certain global executives in the years ended December 31, 2012 and 2011.

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

Note 26. Stock Incentive Plans

Our stock incentive plans consist of the 2009 Long-Term Incentive Plan and the Salary Stock Plan. Both plans are administered by the Executive Compensation Committee of our Board of Directors. The aggregate number of shares with respect to which awards may be granted under these amended plans shall not exceed 75 million.

Long-Term Incentive Plan

We granted 7 million, 5 million and 15 million RSUs in the years ended December 31, 2012, 2011 and 2010. These awards granted either cliff vest or ratably vest generally over a three-year service period, as defined in the terms of each award. Our policy is to issue new shares upon settlement of RSUs.

The 2012 awards granted to the Top 25 highest compensated employees will settle on the second and third anniversary dates of grant in 25% increments consistent with the terms of the 2009 Long-Term Incentive Plan. The awards for the non-Top 25 highest compensated employees will vest and settle on the second and third anniversary dates of grant. Vesting and subsequent settlement will generally occur based upon employment at the end of each specified service period.

The 2011 awards granted to the Top 25 highest compensated employees will settle three years from the grant date in 25%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

increments consistent with the terms of the 2009 Long-Term Incentive Plan. The awards for the Next 75 highest compensated employees will settle either: (1) three years from the date of grant; or (2) on the first and third anniversary dates of grant. The awards to the non-Top 100 highest compensated employees will settle on the first, second and third anniversary dates of grant. Vesting and subsequent settlement will generally occur based upon employment at the end of each specified service period.

The 2010 awards granted to the Top 25 highest compensated employees will settle three years from the grant date in 25% increments consistent with the terms of the 2009 Long-Term Incentive Plan. The awards for the non-top 25 highest compensated employees will settle after three years.

Retirement eligible participants that are non-Top 25 highest compensated employees who retire during the service period will retain and vest in a pro-rata portion of RSUs earned. The vested award will be payable on the settlement date.

Salary Stock Plan

In the years ended December 31, 2012, 2011 and 2010 a portion of each participant's salary was accrued on each salary payment date and converted to RSUs on a quarterly basis. In March 2012 we amended the plan to provide for cash settlement of awards instead of issuing new shares. As a result we will now settle these awards in cash and we reclassified $97 million from Capital surplus to Accrued liabilities and Other liabilities and deferred income taxes.

RSUs

The following table summarizes information about the RSUs under our stock incentive plans (RSUs in millions):

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term
RSUs outstanding at December 31, 2011	22.5	$23.01	1.1
Granted	9.1	$25.10
Settled	(3.2)	$27.71
Forfeited or expired	(1.5)	$24.42
RSUs outstanding at December 31, 2012	26.9	$23.06	0.7
RSUs unvested and expected to vest at December 31, 2012	16.2	$23.49	1.0
RSUs vested and payable at December 31, 2012	10.3	$22.27	—
RSUs granted in the year ended December 31, 2011		$31.18
RSUs granted in the year ended December 31, 2010		$19.17

The following table summarizes compensation expense recorded for our stock incentive plans (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Compensation expense	$302	$233	$235
Income tax benefit	$100	$—	$—

At December 31, 2012 the total unrecognized compensation expense for nonvested equity awards granted was $185 million. This expense is expected to be recorded over a weighted-average period of one year.

The total fair value of RSUs vested in the years ended December 31, 2012, 2011 and 2010 was $141 million, $105 million and $78 million.

In the years ended December 31, 2012, 2011 and 2010 total payments for 1.6 million, 456,000 and 292,000 RSUs settled under stock incentive plans were $36 million, $14 million and $5 million.

Note 27. Ally Financial

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Automotive

The following tables summarize the financial statement effects of and maximum obligations under agreements with Ally Financial (dollars in millions):

	December 31, 2012	December 31, 2011
Vehicle repurchase obligations
Maximum obligations(a)	$22,112	$18,972
Fair value of guarantee	$15	$17
__________

(a)	We corrected the amount originally reported as $19.8 billion in our Annual Report on Form 10-K as of December 31, 2011.

	Years Ended December 31,
	2012	2011	2010
U.S. marketing incentives and operating lease residual payments	$1,732	$1,428	$1,111
Exclusivity fee income	$63	$76	$99

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

Exclusivity Arrangements

We have entered into exclusivity agreements with Ally Financial whereby: (1) for a two-year period, retail financing incentive programs can be offered through a third-party financing source under certain specified circumstances, and after such two-year period beginning in January 2011 through December 2013 any such incentive programs can be offered on a graduated basis through third-parties on a non-exclusive basis, or if Ally Financial matches the rates offered by such third-party on a side-by-side basis with Ally Financial; (2) Ally Financial has no obligation to provide financing; and (3) Ally Financial has no targets against which it could be assessed penalties. After December 31, 2013 we will no longer have any restrictions or limitations on our ability to offer retail financing incentive programs through any third-party financing source as a result of agreements with Ally Financial.

Contractual Exposure Limit

We have an agreement with Ally Financial that limits certain unsecured obligations arising from service agreements to Ally

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Financial to $1.5 billion and limits the sum of maximum unsecured exposure and maximum secured exposure to the greater of $3.0 billion or 15% of Ally Financial's capital from and after December 30, 2010.

Vehicle Repurchase Obligations

Our agreement with Ally Financial requires the repurchase of Ally Financial financed inventory invoiced to dealers with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer's sales and service agreement. The repurchase obligation ended in August 2010 for vehicles invoiced through August 2009, ended in August 2011 for vehicles invoiced through August 2010, ended in August 2012 for vehicles invoiced through August 2011, ends in August 2013 for vehicles invoiced through August 2012 and ends in August 2014 for vehicles invoiced through August 2013.

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

Balance Sheet

The following table summarizes the balance sheet effects of transactions with Ally Financial (dollars in millions):

	December 31, 2012	December 31, 2011
Assets
Accounts and notes receivable, net(a)	$222	$243
Liabilities
Accounts payable(b)	$47	$59
Short-term debt and current portion of long-term debt(c)	$863	$1,068
Accrued liabilities and other liabilities(d)	$878	$650
Long-term debt(e)	$6	$8
Other non-current liabilities(f)	$19	$35
__________

(a)	Represents wholesale settlements due from Ally Financial and receivables for exclusivity fees and royalties.

(b)	Represents amounts billed to us and payable related to incentive programs.

(c)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest.

(d)
Includes accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial. This includes the estimated amount of residual and rate support accrued, capitalized cost reduction incentives and amounts owed under lease pull-ahead programs.

(e)	Represents the long-term portion of term loans from Ally Financial to certain consolidated dealerships.

(f)	Represents long-term portion of liabilities for marketing incentives on vehicles financed by Ally Financial.

Statement of Operations

The following table summarizes the income statement effects of transactions with Ally Financial (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Total net sales and revenue (decrease)(a)	$(2,368)	$(1,468)	$(1,383)
Interest income and other non-operating income, net(b)	$87	$126	$228
Automotive interest expense(c)	$38	$63	$243
__________

(a)
Represents marketing incentives on vehicles which were sold, or anticipated to be sold, to customers or dealers and financed by Ally Financial. This includes the estimated amount of residual and rate support accrued, capitalized cost reduction incentives and costs under risk sharing and lease pull-ahead programs. This amount is offset by net sales for vehicles sold to Ally Financial for employee and

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

governmental lease programs and third-party resale purposes.

(b)
Represents income on investments in Ally Financial preferred stock (through March 31, 2011), exclusivity and royalty fee income. Included in this amount is rental income related to Ally Financial's primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires in November 2016.

(c)	Represents interest incurred on notes payable and wholesale settlements.

Ally Financial Common and Preferred Stock

In December 2010 the UST agreed to convert 110 million shares of preferred securities into 532,000 shares of common stock. This resulted in the dilution of our investment in Ally Financial common stock from 16.6% to 9.9%, of which 4.0% was held directly and 5.9% was held indirectly through an independent trust. In May 2011 we transferred the 4.0% of shares we owned directly to the independent trust. In December 2011 in response to a letter from the trustee requesting that the life of the trust be extended, the Federal Reserve agreed to extend the trust from December 2011 to December 2013. Pursuant to previous commitments to reduce influence over and ownership in Ally Financial, the trustee, who is independent of us, has the sole authority to vote and is required to dispose of all Ally Financial common stock held in the trust by December 24, 2013. We can cause the trustee to return any Ally Financial common stock to us to hold directly, so long as our directly held voting and total common equity interests remain below 10.0%. At December 31, 2012 and 2011 our equity ownership in Ally Financial was 9.9%.

Fair Value of Ally Financial Common Stock

We estimated the fair value of Ally Financial common stock using a market approach that applies the average price to tangible book value multiples of comparable companies to the consolidated Ally Financial tangible book value. The significant inputs used in our fair value analyses included Ally Financial's December 31, 2012 and 2011 financial statements, financial statements and price to tangible book value multiples of comparable companies in the banking and finance industry, and the effects of certain Ally Financial shareholder rights. The measurement of Ally Financial common stock is a Level 3 fair value measurement.

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

The following table summarizes the carrying amount and estimated fair value of Ally Financial common stock (dollars in millions):

	December 31, 2012	December 31, 2011
Common stock
Carrying amount	$399	$403
Fair value	$1,268	$403

Ally Financial Preferred Stock

In March 2011 our investment in Ally Financial preferred stock was sold through a public offering for net proceeds of $1.0 billion. The gain of $339 million related to the sale was recorded in Interest income and other non-operating income, net.

Note 28. Supplementary Quarterly Financial Information (Unaudited)

The following tables summarize supplementary quarterly financial information (dollars in millions, except per share amounts):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Total net sales and revenue	$37,759	$37,614	$37,576	$39,307
Automotive gross margin	$4,418	$4,449	$4,327	$(3,135)
Net income	$1,350	$1,901	$1,854	$1,031
Net income attributable to stockholders	$1,315	$1,846	$1,833	$1,194
Earnings per share, basic	$0.64	$0.95	$0.94	$0.58
Earnings per share, diluted	$0.60	$0.90	$0.89	$0.54

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Total net sales and revenue	$36,194	$39,373	$36,719	$37,990
Automotive gross margin	$4,214	$5,250	$4,594	$4,422
Net income	$3,411	$3,037	$2,092	$747
Net income attributable to stockholders	$3,366	$2,992	$2,107	$725
Earnings per share, basic	$2.09	$1.68	$1.10	$0.30
Earnings per share, diluted	$1.77	$1.54	$1.03	$0.28

Starting in the three months ended June 30, 2011 we used the two-class method for calculating earnings per share because Series B Preferred Stock was a participating security.

Net income for the three months ended December 31, 2012 included:

•	Deferred tax asset valuation allowance release of $36.3 billion in the U.S. and Canada.

•	Goodwill impairment charges of $26.5 billion in GMNA and GMIO.

•	Property, plant and equipment impairment charges of $3.7 billion in GME.

•	Pension settlement charge of $2.6 billion in GMNA.

•	Intangible asset impairment charges of $1.8 billion in GME.

•	Charge of $525 million for GM Korea hourly wage litigation.

•	Charge of $402 million which represents the premium paid to purchase our common stock from the UST in Corporate.

Net income for the three months ended September 30, 2012 included:

•	Goodwill impairment charges of $78 million in GMIO.

Net income for the three months ended March 31, 2012 included:

•	Goodwill impairment charges of $617 million in GMIO and GME.

Net income the three months ended December 31, 2011 included:

•	Goodwill impairment charge of $891 million in GMIO and GME.

•	Settlement gain of $749 million related to termination of CAW hourly retiree healthcare benefits in GMNA.

•	Impairment charge of $555 million related to Ally Financial common stock in Corporate.

•	Reversal of deferred income tax valuation allowances of $502 million in Australia.

Net income for the three months ended March 31, 2011 included:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

•	Gain of $1.6 billion related to the sale of our Class A membership Interests in New Delphi in GMNA.

•	Goodwill impairment charge of $395 million in GME.

•	Gain of $339 million related to the sale of 100% of our investment in the Ally Financial preferred stock in Corporate.

Note 29. Segment Reporting

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

At December 31, 2012 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, including GM Korea, SGM, SGMS, SGMW, FAW-GM and HKJV. These companies design, manufacture and market vehicles under the following brands:

• Alpheon	• Buick	• Chevrolet	• Wuling
• Baojun	• Cadillac	• Jiefang

Nonsegment operations are classified as Corporate. Corporate includes an investment in Ally Financial, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

In 2012 we recorded losses on extinguishment of debt within Corporate for segment reporting purposes. Previously gains and losses on extinguishment of debt were recorded within the applicable automotive segments. This change is consistent with how management currently views the results of our operations.

All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Year Ended December 31, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$89,912	$20,689	$22,954	$16,700	$40	$—	$150,295	$—	$—	$150,295
GM Financial revenue	—	—	—	—	—	—	—	1,961	—	1,961
Intersegment	4,683	1,361	4,736	250	—	(11,032)	(2)	—	2	—
Total net sales and revenue	$94,595	$22,050	$27,690	$16,950	$40	$(11,032)	$150,293	$1,961	$2	$152,256

Income (loss) before automotive interest and income taxes-adjusted	$6,953	$(1,797)	$2,191	$271	$(395)	$(107)	$7,116	$744	$(1)	$7,859
Adjustments(a)	$(29,052)	$(6,391)	$(288)	$27	(402)	$—	$(36,106)	—	$—	(36,106)
Corporate interest income					343					343
Automotive interest expense					489					489
Loss on extinguishment of debt					250			—		250
Income (loss) before income taxes					(1,193)			744		(28,643)
Income tax expense (benefit)					(35,007)			177	$(1)	(34,831)
Net income attributable to stockholders					$33,814			$567		$6,188

Equity in net assets of nonconsolidated affiliates	$65	$51	$6,764	$3	$—	$—	$6,883	$—	$—	$6,883
Total assets	$87,181	$9,781	$25,092	$12,070	$16,991	$(17,371)	$133,744	$16,368	$(690)	$149,422
Expenditures for property	$4,766	$1,035	$1,225	$956	$77	$(4)	$8,055	$13	$—	$8,068
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$3,663	$6,570	$638	$483	$49	$(1)	$11,402	$225	$(10)	$11,617
Equity income, net of tax and gain on investments	$9	$—	$1,552	$1	$—	$—	$1,562	$—	$—	$1,562

Significant non-cash charges (benefits) not classified as adjustments in (a)
Impairment charges related to long-lived assets	$50	$—	$28	$2	$—	$—	$80	$—	$—	$80
Impairment charges related to equipment on operating leases	40	141	—	—	—	—	181	—	—	181
Valuation allowances against deferred tax assets(b)	—	—	—	—	(36,261)	—	(36,261)	(103)	—	(36,364)
Total significant non-cash charges (benefits)	$90	$141	$28	$2	$(36,261)	$—	$(36,000)	$(103)	$—	$(36,103)
__________

(a)
Consists of Goodwill impairment charges of $26.4 billion, pension settlement charges of $2.7 billion and income related to various insurance recoveries of $9 million in GMNA; property impairment charges of $3.7 billion, intangible assets impairment charges of $1.8 billion, goodwill impairment charges of $590 million, impairment charges related to investment in PSA of $220 million, a charge of $119 million to record GMS assets and liabilities to estimated fair value and income related to various insurance recoveries of $7 million in GME; GM Korea hourly wage litigation charge of $336 million, goodwill impairment charges of $132 million, which are presented net of noncontrolling interests, income related to various insurance recoveries of $112 million and income related to redemption of the GM Korea mandatorily redeemable preferred shares of $68 million in GMIO; income related to various insurance recoveries of $27 million in GMSA; and a charge of $402 million which represents the premium paid to purchase our common stock from the UST in Corporate.

(b)
Includes valuation allowance releases of $36.5 billion net of the establishment of new valuation allowances of $0.1 billion. Amounts exclude changes related to income tax expense (benefits) in jurisdictions with a full valuation allowance throughout the period.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Year Ended December 31, 2011
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$85,988	$25,154	$21,031	$16,632	$61	$—	$148,866	$—	$—	$148,866
GM Financial revenue	—	—	—	—	—	—	—	1,410	—	1,410
Intersegment	4,245	1,603	3,730	245	—	(9,820)	3	—	(3)	—
Total net sales and revenue	$90,233	$26,757	$24,761	$16,877	$61	$(9,820)	$148,869	$1,410	$(3)	$150,276

Income (loss) before automotive interest and income taxes-adjusted	$7,194	$(747)	$1,897	$(122)	$(447)	$(93)	$7,682	$622	$—	$8,304
Adjustments(a)	$2,394	$(1,016)	$(364)	$63	(216)	$—	$861	—	$—	861
Corporate interest income					455					455
Automotive interest expense					540					540
Income (loss) before income taxes					(748)			622		9,080
Income tax expense (benefit)					(295)			185		(110)
Net income (loss) attributable to stockholders					$(453)			$437		$9,190

Equity in net assets of nonconsolidated affiliates	$60	$50	$6,678	$2	$—	$—	$6,790	$—	$—	$6,790
Total assets	$83,595	$15,799	$22,181	$11,631	$30,244	$(31,590)	$131,860	$13,112	$(369)	$144,603
Expenditures for property	$3,404	$1,016	$907	$880	$44	$(10)	$6,241	$8	$—	$6,249
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$3,693	$1,371	$491	$454	$50	$(1)	$6,058	$85	$(2)	$6,141
Equity income, net of tax and gain on investments(b)	$1,733	$—	$1,458	$1	$—	$—	$3,192	$—	$—	$3,192

Significant noncash charges (gains) not classified as adjustments in (a)
Impairment charges related to long-lived assets	$74	$—	$4	$3	$—	$—	$81	$—	$—	$81
Impairment charges related to equipment on operating leases	75	76	—	—	—	—	151	—	—	151
Reversal of valuation allowances against deferred tax assets(c)	—	—	—	—	(488)	—	(488)	—	—	(488)
Total significant noncash charges (gains)	$149	$76	$4	$3	$(488)	$—	$(256)	$—	$—	$(256)
__________

(a)
Consists of the gain on sale of our New Delphi Class A Membership Interests of $1.6 billion and the gain related to the HCT settlement of $749 million in GMNA; Goodwill impairment charges of $1.0 billion in GME; Goodwill impairment charges of $258 million and charges related to HKJV of $106 million in GMIO; a gain on extinguishment of debt of $63 million in GMSA; and impairment charges of $555 million related to Ally Financial common stock and a gain on the sale of Ally Financial preferred stock of $339 million in Corporate.

(b)	Includes a gain of $1.6 billion recorded on the sale of our New Delphi Class A Membership Interests. Refer to Note 10 for additional information on the sale of New Delphi.

(c)	Amounts exclude changes related to income tax expense (benefits) in jurisdictions with a full valuation allowance throughout the period.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Year Ended December 31, 2010
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$79,514	$22,868	$17,730	$15,065	$134	$—	$135,311	$—	$—	$135,311
GM Financial revenue	—	—	—	—	—	—	—	281	—	281
Intersegment	3,521	1,208	2,831	314	—	(7,874)	—	—	—	—
Total net sales and revenue	$83,035	$24,076	$20,561	$15,379	$134	$(7,874)	$135,311	$281	$—	$135,592

Income (loss) before automotive interest and income taxes-adjusted	$5,688	$(1,953)	$2,262	$818	$191	$(105)	$6,901	$129	$—	$7,030
Adjustments(a)	$60	$189	$—	$—	198	$—	$447	—	$—	447
Corporate interest income					465					465
Automotive interest expense					1,098					1,098
Income (loss) before income taxes					(244)			129		6,844
Income tax expense					633			39		672
Net income (loss) attributable to stockholders					$(877)			$90		$6,172

Expenditures for property	$2,380	$634	$729	$411	$46	$—	$4,200	$2	$—	$4,202
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$4,434	$1,476	$349	$496	$168	$—	$6,923	$7	$—	$6,930
Equity income, net of tax and gain on investments	$120	$11	$1,307	$(2)	$2	$—	$1,438	$—	$—	$1,438

Significant noncash charges (gains) not classified as adjustments in(a)
Net contingent Adjustment Shares(b)	$—	$—	$—	$—	$(162)	$—	$(162)	$—	$—	$(162)
Reversal of valuation allowances against deferred tax assets(c)	—	—	—	—	(63)	—	(63)	—	—	$(63)
Impairment charges related to long-lived assets	234	—	6	—	—	—	240	—	—	$240
Impairment charges related to equipment on operating leases	—	49	—	—	—	—	49	—	—	$49
Total significant noncash charges (gains)	$234	$49	$6	$—	$(225)	$—	$64	$—	$—	$64
__________

(a)
Consists of a gain on the sale of Nexteer of $60 million in GMNA, a gain on the sale of Saab of $123 million, a gain on acquisition of GMS of $66 million in GME and a gain on the extinguishment of the VEBA Notes of $198 million in Corporate.

(b)
Gain on the reversal of an accrual for Adjustment Shares due to the conclusion that it was no longer probable that unsecured claims of MLC would reach the levels as defined by the Amended and Restated Master Sale and Purchase Agreement.

(c)	Amounts exclude changes related to income tax expense (benefits) in jurisdictions with a full valuation allowance throughout the period.

Automotive revenue is attributed to geographic areas based on the country in which the product is sold, except for revenue from certain joint ventures and non-wholly owned consolidated subsidiaries. In such case, the revenue is attributed based on the geographic location of the joint venture or non-wholly owned consolidated subsidiary. Automotive Financing revenue is attributed to the geographic area where the financing is originated. The following table summarizes information concerning principal geographic areas (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Years Ended December 31,
	2012		2011		2010
	Net Sales & Revenue	Long-Lived Assets	Net Sales & Revenue	Long-Lived Assets	Net Sales & Revenue	Long-Lived Assets
North America
U.S.	$85,105	$13,520	$79,868	$11,736	$72,736	$10,351
Canada and Mexico	9,558	3,861	10,153	3,227	10,195	2,773
GM Financial
U.S.	1,832	1,112	1,363	532	279	46
Canada	129	590	47	300	2	1
Europe
France	1,551	30	2,343	73	1,820	63
Germany	4,610	308	5,975	2,348	5,004	1,852
Italy	1,412	24	2,429	55	2,509	176
Russia	1,990	165	1,668	124	964	132
Spain	962	84	1,263	464	1,398	665
United Kingdom	4,875	518	4,899	815	5,253	761
Other European countries	5,311	327	6,616	851	5,941	632
Asia
Korea	8,907	2,280	9,087	1,874	7,301	1,519
Thailand	2,157	680	911	582	561	341
Other Asian countries	816	670	496	147	482	74
South America
Argentina	1,741	146	1,723	164	1,215	183
Brazil	9,407	2,229	9,635	2,077	9,513	1,425
Colombia	1,527	190	1,799	117	1,438	104
Venezuela	1,846	56	1,472	48	1,130	47
Other South American countries	2,179	99	2,002	79	1,782	62
Other Geographic Locations
Australia	3,554	607	3,887	516	3,623	492
South Africa	1,294	110	1,398	109	1,104	99
All other geographic locations	1,493	41	1,242	39	1,342	52
Total consolidated	$152,256	$27,647	$150,276	$26,277	$135,592	$21,850

The following table summarizes the aggregation of principal geographic information by U.S. and non-U.S. (dollars in millions):

	At and For the Years Ended December 31,
	2012		2011		2010
	Net Sales & Revenue	Long-Lived Assets	Net Sales & Revenue	Long-Lived Assets	Net Sales & Revenue	Long-Lived Assets
U.S.	$86,937	$14,632	$81,231	$12,268	$73,015	$10,397
Non-U.S.	65,319	13,015	69,045	14,009	62,577	11,453
Total U.S. and non-U.S.	$152,256	$27,647	$150,276	$26,277	$135,592	$21,850

Note 30. Supplemental Information for the Consolidated Statements of Cash Flows

The following table summarizes the sources (uses) of cash provided by Change in other operating assets and liabilities and cash paid for income taxes and interest (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2012	2011	2010
Accounts receivable	$(460)	$(1,572)	$(641)
Prepaid expenses and other deferred charges	(255)	(165)	304
Inventories	(326)	(2,760)	(2,229)
Accounts payable	162	2,139	2,257
Income taxes payable	155	(360)	54
Accrued liabilities and other liabilities	1,041	(727)	(83)
Automotive equipment on operating leases	370	(522)	(628)
Total	$687	$(3,967)	$(966)

Cash paid for income taxes and interest
Cash paid for income taxes	$575	$569	$357
Cash paid for interest - Automotive	$452	$317	$1,001
Cash paid for interest - GM Financial	298	284	66
Total cash paid for interest	$750	$601	$1,067

Significant Non-Cash Activity

Investing Cash Flows

The following table summarizes the amounts of non-cash property additions that were excluded from Expenditures for property within the investing activities section of the consolidated statement of cash flows because no cash was expended (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Non-cash property additions	$3,879	$3,689	$2,290

Financing Cash Flows

The following table summarizes the amounts relating to non-cash financing activities that were excluded from the financing activities section of the consolidated statements of cash flows because no cash was expended (dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Contribution of common stock to U.S. hourly and salaried pension plans	$—	$1,864	$—
Notes issued to settle CAW hourly retiree healthcare plan	$—	$1,122	$—

Refer to Note 18 for additional information on the common stock contributed to our pension plans.

*  *  *  *  *  *   *

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

Our management, with the participation of our Chairman and CEO and Senior Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2012. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2012.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2012, utilizing the criteria discussed in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2012. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2012.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ DANIEL F. AKERSON	/s/ DANIEL AMMANN
Daniel F. Akerson Chairman and Chief Executive Officer	Daniel Ammann Senior Vice President and Chief Financial Officer
February 15, 2013	February 15, 2013

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 9B. Other Information
None
*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to the Corporation's directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and Chief Accounting Officer and any other persons performing similar functions. The text of our code of ethics, “Winning With Integrity,” has been posted on our website at http://investor.gm.com at Investors - Corporate Governance. We will provide a copy of the code of ethics without charge upon request to Corporate Secretary, General Motors Company, Mail Code 482-C25-A36, 300 Renaissance Center, P.O. Box 300, Detroit, MI 48265-3000.

*  *  *  *  *  *  *

Items 10, 11, 12, 13, and 14

Information required by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2012 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except the information required by Item 10 with respect to our code of ethics in Item 10 above and disclosure of our executive officers, which is included in Item 1 of Part I of this report.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART IV

ITEM 15. Exhibits

(a)	1. All Financial Statements and Supplemental Information
2.    Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8.

3.    Exhibits

(b)	Exhibits

Exhibit Number	Exhibit Name
3.1
Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference

3.2
Bylaws of General Motors Company, as amended and restated as of December 11, 2012, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed December 17, 2012
Incorporated by Reference

4.1
Certificate of Designations of Series A Fixed Rate Cumulative Perpetual Preferred Stock of General Motors Company, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009
Incorporated by Reference

4.2
Certificate of Designations of 4.75% Series B Mandatory Convertible Junior Preferred Stock of General Motors Company incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference

10.1†
Second Amended and Restated Secured Credit Agreement among General Motors Company, as Borrower, the Guarantors, and the United States Department of the Treasury, as Lender, dated August 12, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010
Incorporated by Reference

10.2†
Assignment and Assumption Agreement and Third Amendment to Second Amended and Restated Secured Credit Agreement among General Motors LLC, General Motors Holdings LLC, General Motors Company and the United States Department of the Treasury, as Lender, dated as of October 19, 2009, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010
Incorporated by Reference

10.3
Letter Agreement regarding the Second Amended and Restated Secured Credit Agreement among General Motors Holdings LLC, as Borrower, the Guarantors, and the United States Department of the Treasury, as Lender, dated September 22, 2010, incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed September 23, 2010
Incorporated by Reference

10.4†
Second Amended and Restated Loan Agreement by and among General Motors of Canada Limited, as Borrower, and the other loan parties and Export Development Canada, as Lender, dated July 10, 2009, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010
Incorporated by Reference

10.5
Amendment to Second Amended and Restated Loan Agreement by and among General Motors of Canada Limited, as Borrower, and the other loan parties and Export Development Canada, as Lender, dated October 15, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed October 23, 2009
Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

10.6
Stockholders Agreement, dated as of October 15, 2009 between General Motors Company, the United States Department of the Treasury, Canada GEN Investment Corporation (fka 7176384 Canada Inc.), the UAW Retiree Medical Benefits Trust, and, for limited purposes, General Motors LLC, incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009
Incorporated by Reference

10.7
Equity Registration Rights Agreement, dated as of October 15, 2009, between General Motors Company, the United States Department of Treasury, Canada GEN Investment Corporation (fka 7176384 Canada Inc.), the UAW Retiree Medical Benefits Trust, Motors Liquidation Company, and, for limited purposes, General Motors LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Motors Liquidation Company filed October 21, 2009
Incorporated by Reference

10.8
Letter Agreement regarding Equity Registration Rights Agreement, dated October 21, 2010, among General Motors Company, the United States Department of Treasury, Canada GEN Investment Corporation, the UAW Retiree Medical Benefits Trust and Motors Liquidation Company, incorporated herein by reference to Exhibit 10.43 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed November 3, 2010
Incorporated by Reference

10.9	Form of Compensation Statement, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference

10.10	General Motors Company 2009 Long-Term Incentive Plan, as amended November 21, 2012	Filed Herewith

10.11
The General Motors Company Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed May 6, 2011
Incorporated by Reference

10.12	General Motors Company Executive Retirement Plan, with modifications through October 10, 2012	Filed Herewith

10.13	General Motors Company Salary Stock Plan, as amended November 21, 2012	Filed Herewith

10.14	General Motors Company Short Term Incentive Plan, as amended November 21, 2012	Filed Herewith

10.15
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
Incorporated by Reference

10.17	Form of General Motors Company 2010 Equity Grant Award Agreement, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Motors Company filed March 1, 2011	Incorporated by Reference

10.18
Form of General Motors Company March 15, 2010 Restricted Stock Unit Grant Agreement, as amended December 31, 2010, incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Motors Company filed March 1, 2011
Incorporated by Reference

10.19
Form of General Motors Company Equity Grant Agreement (cash settlement) dated December 15, 2011, incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of General Motors Company filed February 27, 2012
Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

10.20
Form of General Motors Company Equity Grant Agreement dated December 15, 2011, incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of General Motors Company filed February 27, 2012
Incorporated by Reference

10.21
General Motors Company Vehicle Operations — Senior Management Vehicle Program (SMVP) Supplement, revised December 15, 2005, incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of Motors Liquidation Company filed March 28, 2006
Incorporated by Reference

10.22†
Amended and Restated United States Consumer Financing Services Agreement between GMAC LLC and General Motors Corporation dated May 22, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010
Incorporated by Reference

10.23†
Amended and Restated Master Services Agreement between GMAC LLC and General Motors Corporation dated May 22, 2009, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010
Incorporated by Reference

10.24
Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $30 original ($10 after stock split) exercise price and a July 10, 2016 expiration date, incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference

10.25
Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $55 original ($18.33 after stock split) exercise price and a July 10, 2019 expiration date, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference

10.26
Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $126.92 original ($42.31 after stock split) exercise price and a December 31, 2015 expiration date, incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference

10.27†
Master Agreement, dated as February 29, 2012, between General Motors Holdings LLC and Peugeot S.A. incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed on March 5, 2012
Incorporated by Reference

10.28†
Amended and Restated Definitive Transaction Framework Agreement, dated as of October 31, 2012, by and among General Motors LLC, Prudential Insurance Company of America, Prudential Financial, Inc. and State Street Bank and Trust Company, as Independent Fiduciary of the GM Retirement Program for Salaried Employees incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed on February 15, 2012
Incorporated by Reference

10.29†
Group Annuity Contract, dated November 1, 2012, purchased from Prudential Insurance Company of America by the General Motors Retirement Program for Salaried Employees, a pension plan sponsored by General Motors LLC, a wholly-owned subsidiary of General Motors Company incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on February 15, 2013
Incorporated by Reference

10.30†
3-Year Revolving Credit Agreement, dated as of November 5, 2012, among General Motors Holdings, LLC, General Motors Financial Company, Inc., GM Europe Treasury Company AB, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Banco Do Brasil, as administrative agent for the Brazilian lenders, Citibank, N.A., as syndication agent, and Bank of America, N.A., as co-syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed February 7, 2013
Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

10.31†
5-Year Revolving Credit Agreement, dated as of November 5, 2012, among General Motors Holdings, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A., as co-syndication agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed February 7, 2013
Incorporated by Reference

10.32	Purchase and Sale Agreement, dated November 21, 2012, between General Motors Financial Company, Inc. and Ally Financial Inc.	Filed Herewith

10.33	Share Transfer Agreement, dated November 21, 2012 between General Motors Financial Company, Inc. and Ally Financial Inc.	Filed Herewith

12
Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2012, 2011 and 2010, the Periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009 and for the Year Ended December 31, 2008
Filed Herewith

21	Subsidiaries of the Registrant as of December 31, 2012	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

24	Power of Attorney for Directors of General Motors Company	Filed Herewith

31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith

31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

99.1	Principal Executive Officer and Principal Financial Officer Executive Privileges and Compensation Certificate	Filed Herewith
101.INS*	XBRL Instance Document	Furnished with this Report
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report

†	Certain confidential portions have been omitted pursuant to a request for confidential treatment, which has been separately filed with the Securities and Exchange Commission.
*	Submitted electronically with this Report.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)

Date: February 15, 2013	By:	/s/ DANIEL F. AKERSON Daniel F. Akerson Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 15th day of February 2013 by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Signature	Title

/s/ DANIEL F. AKERSON	Chairman and Chief Executive Officer
(Daniel F. Akerson)

/s/ DANIEL AMMANN	Senior Vice President and Chief Financial Officer
(Daniel Ammann)

/s/ NICK S. CYPRUS	Vice President, Controller and Chief Accounting Officer
(Nick S. Cyprus)

/s/ DAVID BONDERMAN	Director
(David Bonderman)

/s/ ERROLL B. DAVIS, JR.	Director
(Erroll B. Davis, Jr.)

/s/ STEPHEN J. GIRSKY	Director
(Stephen J. Girsky)

/s/ E. NEVILLE ISDELL	Director
(E. Neville Isdell)

/s/ ROBERT D. KREBS	Director
(Robert D. Krebs)

/s/ PHILIP A. LASKAWY	Director
(Philip A. Laskawy)

/s/ KATHRYN V. MARINELLO	Director
(Kathryn V. Marinello)

/s/ JAMES J. MULVA	Director
(James J. Mulva)

/s/ PATRICIA F. RUSSO	Director
(Patricia F. Russo)

/s/ THOMAS M. SCHOEWE	Director
(Thomas M. Schoewe)

/s/ THEODORE M. SOLSO	Director
(Theodore M. Solso)

/s/ CAROL M. STEPHENSON	Director
(Carol M. Stephenson)

/s/ DR. CYNTHIA A. TELLES	Director
(Dr. Cynthia A. Telles)