Form 10-Q
period 2013-03-31
General Motors Co
filed 2013-05-02
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 26, 2013 the number of shares outstanding of common stock was 1,374,639,044 shares.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales and revenue
Automotive	$36,344	$37,328
GM Financial	540	431
Total	36,884	37,759
Costs and expenses
Automotive cost of sales	32,617	32,910
GM Financial operating and other expenses	356	248
Automotive selling, general and administrative expense	2,939	2,973
Other automotive expenses, net	13	15
Goodwill impairment charges	—	617
Total costs and expenses	35,925	36,763
Operating income	959	996
Automotive interest expense	91	110
Interest income and other non-operating income, net	171	275
Loss on extinguishment of debt	—	18
Income before income taxes and equity income	1,039	1,143
Income tax expense	409	216
Equity income, net of tax	555	423
Net income	1,185	1,350
Net income attributable to noncontrolling interests	(10)	(35)
Net income attributable to stockholders	$1,175	$1,315
Net income attributable to common stockholders	$865	$1,004

Earnings per share
Basic
Basic earnings per common share	$0.63	$0.64
Weighted-average common shares outstanding	1,372	1,572
Diluted
Diluted earnings per common share	$0.58	$0.60
Weighted-average common shares outstanding	1,507	1,692

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income	$1,185	$1,350
Other comprehensive income, net of tax
Foreign currency translation adjustments	263	63
Unrealized losses on securities, net	(13)	(4)
Defined benefit plans, net	183	43
Other comprehensive income, net of tax	433	102
Comprehensive income	1,618	1,452
Comprehensive income attributable to noncontrolling interests	(2)	(44)
Comprehensive income attributable to stockholders	$1,616	$1,408

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$20,643	$18,422
Marketable securities	6,560	8,988
Restricted cash and marketable securities	713	686
Accounts and notes receivable (net of allowance of $312 and $311)	12,559	10,395
GM Financial finance receivables, net (including gross consumer finance receivables transferred to SPEs of $4,512 and $3,444)	4,286	4,044
Inventories	15,200	14,714
Equipment on operating leases, net	1,730	1,782
Deferred income taxes	9,336	9,429
Other current assets	1,543	1,536
Total current assets	72,570	69,996
Non-current Assets
Restricted cash and marketable securities	623	682
GM Financial finance receivables, net (including gross consumer finance receivables transferred to SPEs of $7,131 and $6,458)	7,169	6,954
Equity in net assets of nonconsolidated affiliates	7,470	6,883
Property, net	24,893	24,196
Goodwill	1,968	1,973
Intangible assets, net	6,997	6,809
GM Financial equipment on operating leases, net (including assets transferred to SPEs of $2,047 and $540)	2,039	1,649
Deferred income taxes	27,669	27,922
Other assets	2,377	2,358
Total non-current assets	81,205	79,426
Total Assets	$153,775	$149,422
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$27,117	$25,166
Short-term debt and current portion of long-term debt
Automotive (including certain debt at VIEs of $273 and $228; Note 11)	1,756	1,748
GM Financial	5,216	3,770
Accrued liabilities	22,450	23,308
Total current liabilities	56,539	53,992
Non-current Liabilities
Long-term debt
Automotive (including certain debt at VIEs of $116 and $122; Note 11)	3,419	3,424
GM Financial	8,033	7,108
Postretirement benefits other than pensions	7,246	7,309
Pensions	26,775	27,420
Other liabilities and deferred income taxes	13,428	13,169
Total non-current liabilities	58,901	58,430
Total Liabilities	115,440	112,422
Commitments and contingencies (Note 17)
Equity
Preferred stock, $0.01 par value
Series A	5,536	5,536
Series B	4,855	4,855
Common stock, $0.01 par value	14	14
Capital surplus (principally additional paid-in capital)	23,776	23,834
Retained earnings	11,017	10,057
Accumulated other comprehensive loss	(7,611)	(8,052)
Total stockholders’ equity	37,587	36,244
Noncontrolling interests	748	756
Total Equity	38,335	37,000
Total Liabilities and Equity	$153,775	$149,422

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
			Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$5,536	$4,855	$16	$26,391	$7,183	$(5,861)	$871	$38,991
Net income	—	—	—	—	1,315	—	35	1,350
Other comprehensive income	—	—	—	—	—	93	9	102
Exercise of common stock warrants	—	—	—	3	—	—	—	3
Stock based compensation	—	—	—	(60)	—	—	—	(60)
Cash dividends paid on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(215)	—	—	(215)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Other	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2012	$5,536	$4,855	$16	$26,334	$8,283	$(5,768)	$884	$40,140

Balance at December 31, 2012	$5,536	$4,855	$14	$23,834	$10,057	$(8,052)	$756	$37,000
Net income	—	—	—	—	1,175	—	10	1,185
Other comprehensive income (loss)	—	—	—	—	—	441	(8)	433
Exercise of common stock warrants	—	—	—	1	—	—	—	1
Stock based compensation	—	—	—	(59)	—	—	—	(59)
Cash dividends paid on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(215)	—	—	(215)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
Other	—	—	—	—	—	—	5	5
Balance at March 31, 2013	$5,536	$4,855	$14	$23,776	$11,017	$(7,611)	$748	$38,335

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net cash provided by operating activities	$819	$2,499
Cash flows from investing activities
Expenditures for property	(1,940)	(1,994)
Available-for-sale marketable securities, acquisitions	(564)	(2,368)
Trading marketable securities, acquisitions	(1,773)	(2,198)
Available-for-sale marketable securities, liquidations	985	4,027
Trading marketable securities, liquidations	3,727	1,694
Acquisition of companies, net of cash acquired	(1)	56
Proceeds from sale of business units/investments, net of cash disposed	(82)	—
Increase in restricted cash and marketable securities	(174)	(176)
Decrease in restricted cash and marketable securities	188	315
Purchases and funding of finance receivables	(2,374)	(1,369)
Principal collections and recoveries on finance receivables	1,861	1,016
Purchases of leased vehicles, net	(478)	(304)
Proceeds from termination of leased vehicles	37	8
Other investing activities	78	1
Net cash used in investing activities	(510)	(1,292)
Cash flows from financing activities
Net increase (decrease) in short-term debt	50	(146)
Proceeds from issuance of debt (original maturities greater than three months)	3,542	2,394
Payments on debt (original maturities greater than three months)	(1,184)	(2,057)
Dividends paid	(218)	(217)
Other financing activities	(23)	(2)
Net cash provided by (used in) financing activities	2,167	(28)
Effect of exchange rate changes on cash and cash equivalents	(255)	128
Net increase in cash and cash equivalents	2,221	1,307
Cash and cash equivalents at beginning of period	18,422	16,071
Cash and cash equivalents at end of period	$20,643	$17,378

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

Note 2. Basis of Presentation and Recent Accounting Standards

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

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

Venezuelan Exchange Regulations

Our Venezuelan subsidiaries utilize the U.S. Dollar as their functional currency because of the hyperinflationary status of the Venezuelan economy. The Venezuelan government has foreign exchange control regulations which make it more difficult to convert Bolivar Fuerte (BsF) to U.S. Dollars. These regulations affect our Venezuelan subsidiaries' ability to pay non-BsF denominated obligations that do not qualify to be processed by the Venezuela currency exchange agency at the official exchange rates.

The aggregate net assets denominated in BsF at March 31, 2013 and December 31, 2012 were $713 million and $940 million which included monetary assets of $1.3 billion and $1.6 billion and monetary liabilities of $0.9 billion and $1.1 billion. At March 31, 2013 and December 31, 2012 other consolidated entities have receivables from our Venezuelan subsidiaries denominated in other currencies of $299 million and $224 million. The total amounts pending government approval for settlement at March 31, 2013 and December 31, 2012 were BsF 3.3 billion (equivalent to $555 million) and BsF 2.2 billion (equivalent to $523 million), for which some requests have been pending from 2007.

In February 2013 the Venezuelan government announced that the official fixed exchange rate of BsF 4.3 to $1.00 changed to BsF 6.3 to $1.00 effective February 13, 2013. The devaluation required remeasurement of our Venezuelan subsidiaries' non-U.S. dollar denominated monetary assets and liabilities. The remeasurement resulted in a charge of $162 million in the three months ended March 31, 2013.

We believe it is possible that the Venezuelan government may further devalue the BsF against the U.S. dollar in the future. If the BsF were devalued further, it would result in a charge to our income statement in the period of devaluation. Based on our

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

March 31, 2013 net monetary assets, a further devaluation of the BsF by 1 BsF to $1.00 would result in a charge of approximately $50 million.

Significant Non-Cash Activity

Investing Cash Flows

The following table summarizes the amounts of property additions which have been accrued during the period but not paid for and are therefore excluded from Expenditures for property within the investing activities section of the condensed consolidated statements of cash flows (dollars in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
Non-cash property additions	$1,673	$1,927

Recently Adopted Accounting Principles

In the three months ended March 31, 2013, we adopted Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This ASU does not change current requirements for reporting net income or other comprehensive income (OCI) in financial statements; rather, it requires certain disclosures of the amount of reclassifications of items from OCI to net income by component. The related disclosures are presented in Note 20.

Note 3. Acquisition of Businesses

Acquisition of SAIC GM Investment Limited

In September 2012 we obtained control of SAIC GM Investment Limited, the holding company of General Motors India Private Limited and Chevrolet Sales India Private Limited (collectively HKJV) through a series of transactions that resulted in us owning a 90.8% interest and we consolidated HKJV effective September 1, 2012.

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

Note 4. Marketable Securities

We measure the fair value of our marketable securities using a market approach where identical or comparable prices are available and an income approach in other cases. We obtain the majority of the prices used in this valuation from a pricing service. Our pricing service utilizes industry standard pricing models that consider various inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities as well as other relevant economic measures. We conduct an annual review of valuations provided by our pricing service, which includes discussion and analysis of the inputs used by the pricing service to provide prices for the types of securities we hold. These inputs include prices for comparable securities, bid/ask quotes, interest rate yields and prepayment spreads. Based on our review we believe the prices received from our pricing service are a reliable representation of exit prices. We measure the fair value of our investment in Peugeot S.A. (PSA) common stock using the published stock price. At March 31, 2013 the fair value of our investment in PSA exceeded the carrying amount.

GM Korea Company Preferred Shares

In September 2012 we entered into a transaction to acquire security interests in certain mandatorily redeemable preferred shares issued by GM Korea Company (GM Korea) for $293 million. The transaction did not meet the criteria for an extinguishment of the liability. Subsequently, GM Korea partially redeemed the mandatorily redeemable preferred shares resulting in an

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

extinguishment of the liability and redemption of a portion of the security interests. The remaining unredeemed interests are classified as available-for-sale corporate debt securities and had a fair value of $178 million and $177 million at March 31, 2013 and December 31, 2012.

In April 2013 GM Korea redeemed early the remaining balance of GM Korea's mandatorily redeemable preferred shares resulting in an extinguishment of the liability and redemption of the majority of our remaining security interests. For additional information on the early redemption of GM Korea's mandatorily redeemable preferred shares refer to Note 13.

Marketable Securities

The following tables summarize information regarding marketable securities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2013
		Unrealized		Fair Value	Fair Value Measurements on a Recurring Basis
	Cost	Gains	Losses		Level 1	Level 2
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	$2,944	$—	$—	$2,944	$—	$2,944
Certificates of deposit	66	—	—	66	—	66
Money market funds	2,625	—	—	2,625	2,625	—
Corporate debt	4,100	—	—	4,100	—	4,100
Total marketable securities classified as cash equivalents	$9,735	$—	$—	9,735	$2,625	$7,110
Cash, time deposits and other cash equivalents				10,908
Total cash and cash equivalents				$20,643
Marketable securities - current
Available-for-sale securities
U.S. government and agencies	$1,048	$1	$—	$1,049	$—	$1,049
Sovereign debt	26	—	—	26	—	26
Certificates of deposit	8	—	—	8	—	8
Corporate debt(a)	2,246	39	1	2,284	—	2,284
Total available-for-sale securities	$3,328	$40	$1	3,367	—	3,367
Trading securities
Sovereign debt				3,193	—	3,193
Total trading securities				3,193	—	3,193
Total marketable securities - current				6,560	—	6,560
Marketable securities - non-current
Available-for-sale securities
Equity(b)	$179	$1	$—	180	180	—
Total marketable securities - non-current	$179	$1	$—	180	180	—
Total marketable securities				$6,740	$180	$6,560
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	$940	$—	$—	$940	$940	$—
Sovereign debt	22	1	—	23	—	23
Other	170	—	—	170	—	170
Total marketable securities classified as restricted cash and marketable securities	$1,132	$1	$—	1,133	$940	$193
Restricted cash, time deposits, and other restricted cash equivalents				203
Total restricted cash and marketable securities				$1,336

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2012
		Unrealized		Fair Value	Fair Value Measurements on a Recurring Basis
	Cost	Gains	Losses		Level 1	Level 2
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	$4,190	$—	$—	$4,190	$—	$4,190
Certificates of deposit	120	—	—	120	—	120
Money market funds	1,799	—	—	1,799	1,799	—
Corporate debt	3,102	—	—	3,102	—	3,102
Total available-for-sale securities	$9,211	$—	$—	9,211	1,799	7,412
Trading securities
Sovereign debt				1,408	—	1,408
Total trading securities				1,408	—	1,408
Total marketable securities classified as cash equivalents				10,619	$1,799	$8,820
Cash, time deposits and other cash equivalents				7,803
Total cash and cash equivalents				$18,422
Marketable securities - current
Available-for-sale securities
U.S. government and agencies	$1,231	$—	$—	$1,231	$—	$1,231
Sovereign debt	30	—	—	30	—	30
Certificates of deposit	10	—	—	10	—	10
Corporate debt(a)	2,455	40	—	2,495	—	2,495
Equity	—	21	—	21	21	—
Total available-for-sale securities	$3,726	$61	$—	3,787	21	3,766
Trading securities
Sovereign debt				5,201	—	5,201
Total trading securities				5,201	—	5,201
Total marketable securities - current				8,988	21	8,967
Marketable securities - non-current
Available-for-sale securities
Equity(b)	$179	$—	$—	179	179	—
Total marketable securities - non-current	$179	$—	$—	179	179	—
Total marketable securities				$9,167	$200	$8,967
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	$933	$—	$—	$933	$933	$—
Sovereign debt	23	1	—	24	—	24
Other	175	—	—	175	—	175
Total marketable securities classified as restricted cash and marketable securities	$1,131	$1	$—	1,132	$933	$199
Restricted cash, time deposits and other restricted cash equivalents				236
Total restricted cash and marketable securities				$1,368
________

(a)	Includes security interest in the GM Korea mandatorily redeemable preferred shares.

(b)	Represents our seven percent ownership in PSA acquired in connection with our agreement with PSA to create a long-term and strategic alliance. The investment is recorded in Other assets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Sales proceeds from investments in marketable securities classified as available-for-sale and sold prior to maturity were $386 million and $427 million in the three months ended March 31, 2013 and 2012.

The following table summarizes the amortized cost and the fair value of investments classified as available-for-sale within cash equivalents, marketable securities and restricted cash by contractual maturity at March 31, 2013 (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$8,690	$8,724
Due after one year through five years	1,783	1,788
Total contractual maturities of available-for-sale securities	$10,473	$10,512

Net Unrealized gains (losses) on trading securities were $(47) million and $89 million in the three months ended March 31, 2013 and 2012. Unrealized gains (losses) are primarily related to the remeasurement of Canadian Dollar (CAD) denominated securities.

Note 5. GM Financial Finance Receivables, net

In April 2012 GM Financial commenced commercial lending activities in the U.S. centered on floorplan financing of dealer vehicle inventory and dealer loans to finance dealer sites, facilities, facility improvements and working capital. In March 2013 GM Financial launched similar commercial lending in Canada. These loans are made on a secured basis.

The following table summarizes the components of GM Financial finance receivables, net relating to consumer and commercial activities (dollars in millions):

	March 31, 2013	December 31, 2012
Pre-acquisition finance receivables, outstanding balance	$1,759	$2,162
Pre-acquisition finance receivables, carrying amount	$1,580	$1,958
Post-acquisition finance receivables, net of fees(a)	10,268	9,391
Total finance receivables	11,848	11,349
Less: allowance for loan losses on post-acquisition finance receivables	(393)	(351)
Total GM Financial finance receivables, net	$11,455	$10,998
________

(a)	At March 31, 2013 and December 31, 2012 the balances include finance receivables and loans of $836 million and $560 million in connection with the commercial lending program.

The following table summarizes activity for finance receivables relating to consumer and commercial activities (dollars in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
Pre-acquisition finance receivables, carrying amount, beginning of period	$1,958	$4,027
Post-acquisition finance receivables, net of fees, beginning of period	9,391	5,314
Loans funded or purchased(a)	2,357	1,396
Charge-offs	(132)	(51)
Principal collections and other(a)	(1,698)	(920)
Change in carrying amount adjustment on the pre-acquisition finance receivables	(28)	(82)
Balance at end of period	$11,848	$9,684
________

(a)	Includes loans funded of $998 million and principal collections of $723 million in connection with the commercial lending program in the three months ended March 31, 2013.

The following table summarizes the carrying amount and estimated fair value of GM Financial finance receivables, net (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
GM Financial finance receivables, net	$11,455	$11,752	$10,998	$11,313

GM Financial determined the fair value of consumer finance receivables using Level 3 inputs within a cash flow model. The Level 3 inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the finance receivable portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows is calculated and discounted using a weighted-average cost of capital (WACC) using unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile as the portfolio. Macroeconomic factors could negatively affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in GM Financial's cash flow model.

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

At March 31, 2013 and December 31, 2012 the accrual of finance charge income has been suspended on delinquent consumer finance receivables based on contractual amounts due of $403 million and $503 million. At March 31, 2013 the commercial finance receivables or loans on non-accrual status were insignificant.

GM Financial reviews its pre-acquisition portfolio for differences between contractual cash flows and the cash flows expected to be collected from its initial investment in the pre-acquisition portfolio to determine if the difference is attributable, at least in part to credit quality. In the three months ended March 31, 2013 and 2012 as a result of improvements in credit performance of the pre-acquisition portfolio, which resulted in an increase of expected cash flows of $48 million and $167 million, GM Financial transferred this excess non-accretable difference to accretable yield. GM Financial will recognize this excess as finance charge income over the remaining life of the portfolio.

The following table summarizes the activity for accretable yield (dollars in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
Balance at beginning of period	$404	$737
Accretion of accretable yield	(81)	(136)
Transfer from non-accretable difference	48	167
Balance at end of period	$371	$768

The following table summarizes the allowance for post-acquisition loan losses on consumer and commercial finance receivables (dollars in millions):

	March 31, 2013	December 31, 2012
Current	$301	$266
Non-current	92	85
Total allowance for post-acquisition loan losses	$393	$351

The following table summarizes activity for the allowance for post-acquisition loan losses on consumer and commercial finance receivables (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended
	March 31, 2013	March 31, 2012
Balance at beginning of period	$351	$179
Provision for loan losses	94	48
Charge-offs	(132)	(51)
Recoveries	80	32
Balance at end of period	$393	$208

Credit Quality

Consumer Finance Receivables

Credit bureau scores, generally referred to as FICO scores, are determined during GM Financial's automotive loan origination process. The following table summarizes the credit risk profile of finance receivables by FICO score band, determined at origination (dollars in millions):

	March 31, 2013	December 31, 2012
FICO score less than 540	$3,178	$3,011
FICO score 540 to 599	5,164	5,014
FICO score 600 to 659	2,455	2,513
FICO score 660 and greater	394	455
Balance at end of period(a)	$11,191	$10,993
__________

(a)	Composed of the sum of pre-acquisition consumer finance receivables - outstanding balance and post-acquisition consumer finance receivables, net of fees.

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

Delinquency

Consumer Finance Receivables

The following summarizes the contractual amount of consumer finance receivables, which is not materially different than the recorded investment, more than 30 days delinquent, but not yet in repossession, and in repossession, but not yet charged off (dollars in millions):

	March 31, 2013		March 31, 2012
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts
31-to-60 days	$477	4.3%	$318	3.2%
Greater-than-60 days	169	1.5%	125	1.2%
Total finance receivables more than 30 days delinquent	646	5.8%	443	4.4%
In repossession	32	0.3%	25	0.3%
Total finance receivables more than 30 days delinquent or in repossession	$678	6.1%	$468	4.7%

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

Note 6. Securitizations

The following table summarizes securitization activity and cash flows from consolidated special purpose entities (SPEs) used for securitizations (dollars in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
Receivables securitized	$1,055	$1,916
Net proceeds from securitization	$1,000	$1,800
Servicing fees - variable interest entities	$67	$59
Net distributions from trusts - variable interest entities	$374	$451

GM Financial retains servicing responsibilities for receivables transferred to securitization SPEs. At March 31, 2013 and December 31, 2012 GM Financial serviced finance receivables that have been transferred to certain SPEs of $9.7 billion and $9.9 billion. At March 31, 2013 and December 31, 2012 a Canadian subsidiary of GM Financial serviced leased assets of $535 million and $625 million for a third party.

Note 7. Inventories

The following table summarizes the components of Inventories (dollars in millions):

	March 31, 2013	December 31, 2012
Productive material, supplies and work in process	$6,923	$6,560
Finished product, including service parts	8,277	8,154
Total inventories	$15,200	$14,714

Note 8. Equity in Net Assets of Nonconsolidated Affiliates

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used, due to the ability to exert significant influence over decisions relating to their operating and financial affairs.

The following table summarizes information regarding Equity income, net of tax (dollars in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
China joint ventures (China JVs)	$548	$419
Others	7	4
Total equity income, net of tax	$555	$423

Sales and income of our China JVs are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income, net of tax.

We received dividends from nonconsolidated affiliates of $68 million and $21 million in the three months ended March 31, 2013 and 2012. At March 31, 2013 and December 31, 2012 we had undistributed earnings including dividends declared but not received of $2.2 billion and $1.7 billion related to our nonconsolidated affiliates.

Investment in China JVs

The following table summarizes our direct ownership interests in China JVs:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2013	March 31, 2012
Shanghai General Motors Co., Ltd. (SGM)	50%	49%
Shanghai GM Norsom Motor Co., Ltd. (SGM Norsom)	25%	25%
Shanghai GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
Shanghai GM Dong Yue Powertrain (SGM DYPT)	25%	25%
SAIC-GM-Wuling Automobile Co., Ltd. (SGMW)	44%	44%
FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%	50%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Shanghai Chengxin Used Car)	33%	33%
SAIC General Motors Sales Co., Ltd. (SGMS)	49%	49%

SGM is a joint venture established in 1997 by Shanghai Automotive Industry Corporation (SAIC) (50%) and us (50%). SGM has interests in three other joint ventures in China: SGM Norsom, SGM DY and SGM DYPT. These three joint ventures are jointly held by SGM (50%), SAIC (25%) and us (25%). These four joint ventures are engaged in the production, import and sale of a comprehensive range of products under the brands of Buick, Chevrolet and Cadillac. SGM has interests in Shanghai OnStar (20%) and Shanghai Chengxin Used Car (33%). SGM also has 20% equity interest in GMAC-SAIC Automotive Finance Company Limited (GMAC-SAIC), a joint venture established by General Motors Acceptance Corporation (now Ally Financial) (40%) and SAIC Finance Co., Ltd. (40%) in 2007. Refer to Note 24 for information relating to GM Financial's acquisition of Ally Financial’s non-controlling equity interests in GMAC-SAIC and certain other Ally Financial international operations.

SGMS is a joint venture established in November 2011 by SAIC (51%) and us (49%) to engage in the sales of the imported brands of Buick, Chevrolet and Cadillac and the sales of automobiles manufactured by SGM.

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and automobile parts. We purchase component parts and vehicles from certain nonconsolidated affiliates for resale to dealers. We also sell component parts and vehicles to certain nonconsolidated affiliates. The following tables summarize the effects of transactions with nonconsolidated affiliates (dollars in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
Results of operations
Automotive sales and revenue	$594	$583
Automotive purchases, net	$179	$103
Interest income and other non-operating income, net	$1	$15

	March 31, 2013	December 31, 2012
Financial position
Accounts and notes receivable, net	$1,704	$1,668
Accounts and notes payable	$185	$167
Deferred revenue and customer deposits	$47	$46

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows
Operating	$401	$563
Investing	$(10)	$(37)

Note 9. Goodwill
The following table summarizes the changes in the carrying amounts of Goodwill (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Balance at January 1, 2013	$—	$—	$549	$146	$695	$1,278	$1,973
Goodwill from business combinations	—	—	—	10	10	—	10
Effect of foreign currency translation and other	—	—	(15)	—	(15)	—	(15)
Balance at March 31, 2013	$—	$—	$534	$156	$690	$1,278	$1,968

Accumulated impairment charges at December 31, 2012	$(26,399)	$(3,072)	$(426)	$—	$(29,897)	$—	$(29,897)
Accumulated impairment charges at March 31, 2013	$(26,399)	$(3,072)	$(426)	$—	$(29,897)	$—	$(29,897)

In the three months ended March 31, 2013 and 2012 we performed event-driven goodwill impairment tests for our GM Korea reporting unit as we determined the carrying amount of GM Korea exceeded its fair value. The fair value of GM Korea is below its carrying value due to ongoing economic weakness in certain markets to which GM Korea exports as well as higher raw material costs and unfavorable foreign currency exchange rates. The event-driven impairment tests resulted in a Goodwill impairment charge of $27 million within our GMIO segment in the three months ended March 31, 2012. Our GME reporting unit had a negative carrying amount and because it was more likely than not further goodwill impairment existed at March 31, 2012 we recorded a Goodwill impairment charge of $590 million.

The following table summarizes the Goodwill impairment charges recorded in the three months ended March 31, 2012 (dollars in millions):

	Three Months Ended March 31, 2012
	GMNA	GME(a)	GMIO	GMSA	Total Automotive	GM Financial	Total
Impairment charges	$—	$590	$27	$—	$617	$—	$617
________

(a)	At March 31, 2012 GME's Goodwill balance was $0.

The impairment charges recorded as part of the event-driven goodwill impairment tests in the three months ended March 31, 2012 represent the net decreases in implied goodwill resulting primarily from decreases in the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting. The net decreases resulted primarily from a decrease in our nonperformance risk and an improvement in our incremental borrowing rates since July 10, 2009. In addition, for the purpose of deriving an implied goodwill balance, deterioration in the business outlook for GME resulted in a reduction in the fair value of certain tax attributes and an increase in the fair value of estimated employee benefit obligations. The amount of implied goodwill derived from GM Korea decreased in the three months ended March 31, 2012 primarily from a reduction in the fair value of certain tax attributes.

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

The following table summarizes the Goodwill balances and key assumptions, which are unobservable, utilized for each of our reporting units that required a Step 2 analysis (dollars and industry volumes in millions):

				Industry Volumes(a)		Market Share(a)
	Goodwill(b)	WACC	Long-Term Growth Rates	2012/2013	2015/2016	2012/2013	2015/2016
GME - At March 31, 2012	$594	17.5%	0.5%	19.1	21.9	6.2%	6.3%
GM Korea - At March 31, 2012(c)	$564	14.8%	3.0%	81.0	97.1	1.4%	1.1%
GM Korea - At March 31, 2013(c)	$450	14.3%	3.0%	86.2	99.7	1.1%	1.2%
_________

(a)	GME forecast volumes are 2012 through 2016. GM Korea forecast volumes at March 31, 2012 are 2012 through 2015 and are 2013 through 2016 at March 31, 2013.

(b)	Represents the balance of Goodwill evaluated for impairment under the Step 2 analysis.

(c)	Industry forecast volumes and market share for GM Korea are based on global industry volumes because GM Korea exports vehicles globally.

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

Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly we calculated the implied goodwill, which utilized Level 3 measures, for the GME and GM Korea reporting units in the same manner that goodwill is recognized in a business combination pursuant to Accounting Standards Codification (ASC) 805, "Business Combinations." At March 31, 2012 our Step 2 analyses indicated GME's and GM Korea's implied goodwill was less than their recorded goodwill; therefore, Goodwill was adjusted as of that date. At March 31, 2013 GM Korea's implied goodwill exceeded its recorded goodwill.

Future goodwill impairments could be recognized should economic uncertainty continue, our equity price decline on a sustained basis, global economies enter into another recession and industry growth stagnates, or should we release deferred tax asset valuation allowances in certain tax jurisdictions. In these circumstances future goodwill impairments would largely be affected by decreases in either the fair value of a reporting unit or in the fair value-to-U.S.-GAAP differences that have occurred subsequent to our application of fresh-start reporting, which in the future would primarily occur upon a decline in the fair value of GM Financial or reversal of our remaining deferred tax asset valuation allowances. Any declines would have a negative effect on our earnings.

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

Note 10. Intangible Assets, net

The following table summarizes the components of Intangible assets, net (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$8,435	$6,621	$1,814	$7,775	$6,320	$1,455
Brands	4,456	462	3,994	4,464	431	4,033
Dealer network and customer relationships	1,359	345	1,014	1,375	327	1,048
Favorable contracts	366	287	79	367	269	98
Other	17	17	—	17	17	—
Total amortizing intangible assets	14,633	7,732	6,901	13,998	7,364	6,634
Nonamortizing in process research and development	96		96	175		175
Total intangible assets	$14,729	$7,732	$6,997	$14,173	$7,364	$6,809

In December 2012 we entered into a product development agreement with PSA to collaborate on the development of certain vehicle platforms, components and modules. As a result of this agreement, in the three months ended March 31, 2013, we acquired the rights to certain intellectual property and technology for total consideration of Euro 500 million (equivalent to $642 million). Consideration of Euro 155 million (equivalent to $199 million) is expected to be paid in cash during 2013 with the remaining consideration to be paid in cash or in-kind exchanges by May 2018. The acquired rights were recorded at the present value of the total payments to be made as technology and intellectual property of $594 million.

The following table summarizes amortization expense related to intangible assets (dollars in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
Amortization expense related to intangible assets	$384	$398

The following table summarizes estimated amortization expense related to intangible assets in each of the next five years (dollars in millions):

	2014	2015	2016	2017	2018
Estimated amortization expense	$621	$323	$323	$321	$319

Note 11. Variable Interest Entities

Consolidated VIEs

Automotive

Variable interest entities (VIEs) that we do not control through a majority voting interest that are consolidated because we are the primary beneficiary include certain vehicle assembling, manufacturing and selling venture arrangements, the most significant of which is GM Egypt. At March 31, 2013 and December 31, 2012: (1) Total assets of these VIEs were $514 million and $436 million, which were composed of Cash and cash equivalents, Accounts and notes receivable, net, Inventories and Property, net; and (2) Total liabilities were $343 million and $254 million, which were composed of Accounts payable (principally trade) and Accrued liabilities. In the three months ended March 31, 2013 and 2012 Total net sales and revenue recorded by these VIEs were $236 million and $236 million and Net income (loss) was $18 million and $(5) million. These amounts are stated prior to intercompany eliminations. Liabilities recognized as a result of consolidating VIEs generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of the VIEs' operations and cannot be used to satisfy our obligations.

GM Korea and HKJV are non-wholly owned consolidated subsidiaries that we control through a majority voting interest. They are also VIEs because in the future they may require additional subordinated financial support.

The following table summarizes the liabilities of GM Korea and HKJV for which their creditors do not have recourse to our general credit (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2013			December 31, 2012
	GM Korea	HKJV	Total	GM Korea	HKJV	Total
Short-term debt	$107	$166	$273	$124	$104	$228
Current derivative	$—	$—	$—	$18	$—	$18
Long-term debt	$1	$115	$116	$2	$120	$122

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

The following table summarizes the amounts recorded for nonconsolidated VIEs and the related off-balance sheet guarantees and maximum exposure to loss (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Assets
Accounts and notes receivable, net	$281	$280	$234	$234
Equity in net assets of nonconsolidated affiliates	110	107	117	113
Total assets	$391	$387	$351	$347

Liabilities
Accounts payable (principally trade)	$42		$48
Short-term debt and current portion of long-term debt	797		863
Accrued liabilities	899		878
Other liabilities	63		69
Total liabilities	$1,801		$1,858

Off-balance sheet(a)
Loan commitments		$—		$15
Other liquidity arrangements(b)		221		17
Total off-balance sheet arrangements		$221		$32
________

(a)	Refer to Note 17 for additional information on our maximum exposure to loss under agreements with Ally Financial.

(b)	The amount at March 31, 2013 includes contractual commitments under an agreement with a supplier that became a VIE in January 2013.

Fair Value of Ally Financial Common Stock

At March 31, 2013 and December 31, 2012 we held a 9.9% common equity ownership in Ally Financial. Our entire equity ownership is held indirectly through an independent trust which has the sole authority to vote the shares and is required to dispose of all Ally Financial common stock by December 24, 2013.

We estimated the fair value of Ally Financial common stock using a market approach that applies the average price to tangible book value multiples of comparable companies to the consolidated Ally Financial tangible book value. The significant inputs used in our fair value analyses included Ally Financial's March 31, 2013 and December 31, 2012 financial statements, financial statements and price to tangible book value multiples of comparable companies in the banking and finance industry, and the effects of certain Ally Financial shareholder rights. The measurement of Ally Financial common stock is a Level 3 fair value measurement.

The following table summarizes the carrying amount and estimated fair value of Ally Financial common stock (dollars in millions):

	March 31, 2013	December 31, 2012
Carrying amount	$398	$399
Fair value	$1,391	$1,268

Note 12. Depreciation, Amortization and Impairment Charges

The following table summarizes depreciation, amortization and impairment charges related to Property, net, Equipment on operating leases, net and GM Financial equipment on operating leases, net (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended
	March 31, 2013	March 31, 2012
Depreciation and amortization of long-lived assets	$904	$892
Impairment charges of long-lived assets(a)	$19	$31
Depreciation of equipment on operating leases	$108	$92
Impairment charges of equipment on operating leases	$50	$55
__________

(a)
The fair value of related assets was determined to be $0 in the three months ended March 31, 2013 and 2012 measured utilizing Level 3 inputs. Fair value measurements of long-lived assets utilized projected cash flows discounted at a rate commensurate with the perceived business risks related to the assets involved.

The following table summarizes equipment on operating leases to daily rental car companies measured at fair value utilizing Level 3 inputs on a nonrecurring basis (dollars in millions):

Fair Value Measures(a)
Three months ended March 31, 2013	$1,101
Three months ended March 31, 2012	$937
__________

(a)
The carrying amount of the related assets at March 31, 2013 and 2012 may no longer equal the fair value as the fair value presented is as of the date the impairment charge was recorded during the period presented.

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

The following table summarizes the significant quantitative unobservable inputs and assumptions used in the fair value measurement of Equipment on operating leases, net (dollars in millions):

			Three Months Ended
	Valuation Technique	Significant Unobservable Input	March 31, 2013	March 31, 2012
Impaired equipment on operating leases	Cash flow	Estimated net revenue	$1,124	$960
		Estimated costs	$1,174	$1,015

Note 13. Debt

Automotive

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	March 31, 2013	December 31, 2012
Carrying amount	$5,175	$5,172
Fair value(a)	$5,241	$5,298
__________

(a)
The fair value of debt included $4.0 billion and $4.1 billion measured utilizing Level 2 inputs at March 31, 2013 and December 31, 2012. The fair value of debt included $1.2 billion measured utilizing Level 3 inputs at March 31, 2013 and December 31, 2012.

The Level 2 fair value measurements utilize a discounted cash flow model. The valuation is reviewed internally by personnel with appropriate expertise in valuation methodologies. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread that is intended to represent our nonperformance risk for secured or unsecured obligations. We estimate our nonperformance risk using our corporate credit rating, the rating on our secured revolver, yields on traded bonds of companies with comparable credit ratings and risk profiles. We acquire the benchmark yield curves and nonperformance risk

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

spread from independent sources that are widely used in the financial industry. In certain circumstances we adjust the valuation of debt for additional nonperformance risk or potential prepayment probability scenarios. We may use a probability weighting of prepayment scenarios when the stated rate exceeds market rates and the instrument contains prepayment features. The prepayment scenarios are adjusted to reflect the views of market participants. The fair value measurements subject to additional adjustments for nonperformance risk or prepayment have been categorized within Level 3.

Losses on Extinguishment of Debt

In April 2013 we made a payment of Korean Won (KRW) 794 billion (equivalent to $696 million) to redeem early the remaining balance of GM Korea's mandatorily redeemable preferred shares that had a carrying amount of KRW 525 billion (equivalent to $460 million). We recorded the difference of KRW 269 billion (equivalent to $236 million) as a loss on extinguishment of debt in April 2013. The KRW to U.S. Dollar amounts were determined using the spot rate at the date of transaction; actual amounts will be recorded using the average rate for the month.

In the three months ended March 31, 2012 we prepaid and retired a debt obligation of $39 million. We recorded a loss on extinguishment of debt of $18 million which primarily represented the unamortized debt discount.

Secured Revolving Credit Facilities

We have two secured revolving credit facilities with an aggregate borrowing capacity of $11.0 billion. These facilities consist of a three-year, $5.5 billion facility and a five-year, $5.5 billion facility. Availability under the secured revolving credit facilities is subject to borrowing base restrictions.

The facilities allow for borrowing in U.S. dollars and other currencies, subject to certain sub-limits, and the three-year facility includes a GM Financial borrowing sub-limit of $4.0 billion. We had amounts in use under the letter of credit sub-facility under the three-year facility of $344 million and $207 million at March 31, 2013 and December 31, 2012.

Automotive Financing - GM Financial

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

		March 31, 2013		December 31, 2012
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facilities
Syndicated warehouse facility	2	$948	$948	$—	$—
Lease warehouse facilities	2	1,271	1,271	354	354
U.S. floorplan warehouse facility	2	500	500	—	—
Total credit facilities		2,719	2,719	354	354
Securitization notes payable
Securitization notes payable	1	8,600	8,743	8,534	8,669
Private securitization 2012-PP1	3	430	442	490	502
Total securitization notes payable		9,030	9,185	9,024	9,171
Senior notes	2	1,500	1,606	1,500	1,620
Total GM Financial debt		$13,249	$13,510	$10,878	$11,145

The carrying amount of the credit facilities is considered to be a reasonable estimate of fair value because these facilities have variable rates of interest and maturities of approximately one year. The fair value of the securitization notes payable and senior notes are based on quoted market prices, when available. If quoted prices are not available the market value is estimated by discounting future net cash flows expected to be settled using a current risk-adjusted rate.

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

Credit Facilities

The following table summarizes further details regarding terms and availability of GM Financial's credit facilities at March 31, 2013 (dollars in millions):

	Facility Amount	Advances Outstanding	Assets Pledged	Restricted Cash Pledged(a)
Syndicated warehouse facility(b)	$2,500	$948	$1,216	$24
U.S. lease warehouse facility(c)	$1,200	864	1,418	—
U.S. floorplan warehouse facility(d)	$1,000	500	740	7
Canada lease warehouse facility(e)	$787	407	629	3
		$2,719	$4,003	$34
__________

(a)	These amounts do not include cash collected on finance receivables and leasing related assets pledged of $19 million which is included in Restricted cash and marketable securities.

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

(d)
In March 2013 we entered into a $1.0 billion floorplan facility in the U.S. In March 2014 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid in fixed amounts over a six month period with a final maturity in August 2014.

(e)
In July 2013 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the leasing related assets pledged until January 2019 when any remaining balance will be due and payable. Borrowings in the facility are collateralized by leased assets. At March 31, 2013 the facility amount represents CAD $800 million and the advances outstanding amount represents CAD $414 million.

As previously described GM Financial has the ability to borrow against our three-year $5.5 billion secured revolving credit facility up to the sub-limits of $4.0 billion.

Securitization Notes Payable

Securitization notes payable represents debt issued by GM Financial in securitization transactions. The following table summarizes securitization notes payable (dollars in millions):

	March 31, 2013					December 31, 2012
Year of Transactions	Maturity Dates(a)	Original Note Amounts	Original Weighted-Average Interest Rates	Total Receivables Pledged	Note Balance	Note Balance
2008	January 2015 - April 2015	$500	8.7% - 10.5%	$—	$—	$24
2009	January 2016 - July 2017	$227 - 725	2.7% - 7.5%	166	134	160
2010	July 2017 - April 2018	$200 - 850	2.2% - 3.8%	1,071	967	1,095
2011	July 2018 - March 2019	$800 - 1,000	2.4% - 2.9%	2,423	2,258	2,519
2012	June 2019 - May 2020	$800 - 1,300	1.4% - 2.9%	5,073	4,703	5,215
2013	July 2020	$1,000	1.2%	1,002	961	—
				$9,735	9,023	9,013
Acquisition accounting premium					7	11
Total securitization notes payable					$9,030	$9,024
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 14. Product Warranty Liability

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities (dollars in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
Balance at beginning of period	$7,204	$6,600
Warranties issued and assumed in period	802	864
Payments	(777)	(916)
Adjustments to pre-existing warranties	(14)	233
Effect of foreign currency translation and other	(63)	60
Balance at end of period	$7,152	$6,841

Note 15. Pensions and Other Postretirement Benefits

We continue to pursue various options to fund and derisk our pension plans, including continued changes to the pension asset portfolio mix to reduce funded status volatility.

Net Periodic Pension and OPEB (Income) Expense

The following table summarizes the components of net periodic pension and other postretirement benefits (OPEB) (income) expense (dollars in millions):

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	U.S. Plans Other Benefits	Non-U.S. Plans Other Benefits
Service cost	$99	$99	$7	$3	$160	$92	$5	$5
Interest cost	709	254	55	14	1,080	277	59	16
Expected return on plan assets	(891)	(209)	—	—	(1,332)	(217)	—	—
Amortization of prior service (credit) cost	(1)	5	(29)	(4)	—	—	(29)	(2)
Recognized net actuarial loss	2	49	23	2	—	8	13	1
Curtailments, settlements and other (gains) losses	42	4	—	—	(21)	28	—	—
Net periodic pension and OPEB (income) expense	$(40)	$202	$56	$15	$(113)	$188	$48	$20

Significant Plan Amendments, Benefit Modifications and Related Events

U.S. Salaried Defined Benefit Pension Plan

In January 2012 we amended the salaried pension plan to cease the accrual of additional benefits effective September 30, 2012. This amendment resulted in a curtailment which decreased the pension liability and decreased the net pre-tax actuarial loss component of Accumulated other comprehensive loss by $309 million in the three months ended March 31, 2012. Active plan participants started receiving additional contributions in the defined contribution plan in October 2012.

Remeasurements

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

Note 16. Derivative Financial Instruments and Risk Management

Automotive

Derivatives and Hedge Accounting

In accordance with our risk management policy we enter into a variety of foreign currency exchange rate and commodity derivative contracts to manage our exposure to fluctuations in certain foreign currency exchange rates and commodity prices. At March 31, 2013 and December 31, 2012 our derivative instruments consisted primarily of forward contracts and options, none of which were designated in hedging relationships.

We manage our counterparty credit risk by monitoring the credit ratings of our counterparties and by requiring them to post collateral in certain circumstances. Master netting agreements are entered into with counterparties that include a provision to allow the set-off of certain amounts in order to manage counterparty credit risk.

Such master netting agreements with counterparties are based on International Swaps and Derivatives Association, Inc. guidelines and are modified as required. These agreements provide a right to offset corresponding amounts at the option of the non-defaulting party or non-affected party upon the early termination of these agreements by default, upon certain other termination events and a credit event upon merger. To the extent that any amounts are offset with notice to the counterparty, the offset amounts are discharged in all respects.

Certain of our agreements with counterparties require that we either receive or provide cash collateral. At March 31, 2013 and December 31, 2012 no collateral was provided to counterparties; however, we have received collateral from counterparties related to certain derivative instruments. We are not subject to any covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that such covenants are violated.

Offsetting of Derivatives

Our policy is to present derivative assets and liabilities on a gross basis. The potential effect from offsetting those derivative assets and liabilities that are subject to master netting agreements is insignificant.

Fair Value of Derivatives

The following tables summarize fair value measurements of our derivative instruments measured on a recurring basis (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2013
		Derivative Assets		Derivative Liabilities
	Notional	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Foreign currency	$5,661	$24	$—	$1	$—
Commodity	1,823	17	—	7	1
Embedded	1,189	7	7	1	1
Total	$8,673	$48	$7	$9	$2

	December 31, 2012
		Derivative Assets		Derivative Liabilities
	Notional	Current(a)	Non-Current(b)	Current(c)	Non-Current(d)
Foreign currency	$7,652	$118	$—	$19	$—
Commodity	1,851	17	3	7	—
Embedded	1,248	9	19	—	1
Total	$10,751	$144	$22	$26	$1
__________

(a)	Recorded in Other current assets.

(b)	Recorded in Other assets.

(c)	Recorded in Accrued liabilities.

(d)	Recorded in Other liabilities and deferred income taxes.

	March 31, 2013			December 31, 2012
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets
Foreign currency	$24	$—	$24	$118	$—	$118
Commodity	7	10	17	9	11	20
Embedded	1	13	14	2	26	28
Total	$32	$23	$55	$129	$37	$166

Liabilities
Foreign currency	$1	$—	$1	$19	$—	$19
Commodity	8	—	8	7	—	7
Embedded	2	—	2	1	—	1
Total	$11	$—	$11	$27	$—	$27

We measure the fair value of our portfolio of foreign currency, commodity and embedded derivatives using industry accepted models. The significant Level 2 inputs used in the valuation of our derivatives include spot rates, forward rates, volatility and interest rates. These inputs are obtained from pricing services, broker quotes and other sources.

We are party to agreements in which pricing is affected by movements in commodity prices or currency exchange rates. Therefore we determined these agreements to be derivatives or have embedded derivatives for accounting purposes. The valuations of these derivatives use Level 3 inputs. Unobservable inputs include foreign currency forward exchange rates, volume commitments and vehicle mix and current and forward commodity prices.

The valuations are performed, reviewed and approved by personnel with appropriate expertise in valuation methodologies. For certain derivatives we compare our own valuations with valuations prepared by independent outside parties.

The following table summarizes the activity for our derivative investments measured using Level 3 inputs (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Embedded	Commodity	Total	Embedded	Commodity	Total
Balance at beginning of period	$26	$11	$37	$148	$(10)	$138
Total realized/unrealized gains (losses)(a)
Included in earnings	(13)	2	(11)	(43)	4	(39)
Included in other comprehensive income	—	(1)	(1)	4	—	4
Settlements	—	(2)	(2)	(5)	(2)	(7)
Issuances	—	—	—	—	24	24
Balance at end of period	$13	$10	$23	$104	$16	$120

Amount of total gains (losses) in the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(12)	$2	$(10)	$(47)	$5	$(42)
________

(a)
Realized and unrealized gains (losses) are recorded in Interest income and other non-operating income, net and foreign currency translation gains (losses) are recorded in Accumulated other comprehensive loss.

Losses on Derivatives

The following table summarizes derivative losses recorded in Interest income and other non-operating income, net (dollars in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
Foreign currency	$1	$16
Commodity	11	6
Embedded	13	43
Total losses recorded in earnings	$25	$65

Automotive Financing - GM Financial

GM Financial is exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on its credit facilities and on certain securitization notes payable and manages this exposure with interest rate swaps and caps. GM Financial had interest rate derivatives in asset positions with notional amounts of $1.7 billion and $775 million at March 31, 2013 and December 31, 2012. GM Financial had interest rate derivatives in liability positions with notional amounts of $1.7 billion and $775 million at March 31, 2013 and December 31, 2012. The fair value of these derivative financial instruments was insignificant.

In connection with the anticipated closing of the acquisition of certain Ally Financial international operations, GM Financial provided a loan denominated in foreign currencies (Euro, British Pound and Swedish Krona) to an acquired entity for the equivalent of $1.5 billion. In March 2013 GM Financial entered into foreign currency exchange swaps to hedge against any valuation change in the loan due to changes in foreign exchange rates. At March 31, 2013 the notional amount of the foreign currency exchange swaps was $1.5 billion. The fair value of the foreign currency exchange swaps was insignificant. Refer to Note 24 for additional information on the acquisition.

Note 17. Commitments and Contingencies

The following tables summarize information related to Commitments and contingencies (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2013		December 31, 2012
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees
Third party commercial loans and other obligations(b)	$155	$21,997	$168	$22,496
Other product-related claims	$52	$1,147	$51	$1,040
__________

(a)	Calculated as future undiscounted payments.

(b)
Includes liabilities recorded of $15 million and $15 million and maximum liabilities of $19.9 billion and $22.1 billion related to Ally Financial repurchase obligations at March 31, 2013 and December 2012.

	March 31, 2013	December 31, 2012
	Liability Recorded	Liability Recorded
Credit card programs(a)
Redemption liability(b)	$112	$209
Deferred revenue(c)	$339	$355
Environmental liability(d)	$159	$166
Product liability	$620	$601
Other litigation-related liability and tax administrative matters(e)	$1,733	$1,728
__________

(a)
At March 31, 2013 and December 31, 2012 qualified cardholders had rebates available, net of deferred program revenue, of approximately$3 billion. This was originally reported as $1.8 billion in our Annual Report on Form 10-K as of December 31, 2012.

(b)	Recorded in Accrued liabilities.

(c)	Recorded in Other liabilities and deferred income taxes

(d)	Includes $28 million and $33 million recorded in Accrued liabilities at March 31, 2013 and December 31, 2012 and the remainder was recorded in Other liabilities and deferred income taxes.

(e)	Primarily various non-U.S. labor related matters and indirect tax-related litigation.

Guarantees

We provide payment guarantees on commercial loans outstanding with third parties, such as dealers or rental car companies. These guarantees either expire in 2018 or are ongoing. We determined the fair value ascribed to the guarantees at inception and subsequent to inception to be insignificant based on the credit worthiness of the third parties.

We have agreements with third parties that guarantee the fulfillment of certain suppliers' commitments and other obligations. These guarantees expire in 2013 through 2017 or are ongoing, or upon the occurrence of specific events.

In some instances certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered. If vehicles are required to be repurchased under vehicle repurchase obligations, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer.

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

For many sites the remediation costs and other damages for which we ultimately may be responsible may vary because of uncertainties with respect to factors such as the connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation).

The final outcome of environmental matters cannot be predicted with certainty at this time. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information obtained. In future periods new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. It is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At March 31, 2013 we estimate the remediation losses could range from $120 million to $250 million.

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

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which we believe that losses are probable and can be reasonably estimated, the majority of which are associated with non-U.S. labor-related matters as well as indirect tax-related matters. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

in escrow. Escrow deposits may range from $500 million to $700 million. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2013. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. Litigation is inherently unpredictable however; and unfavorable resolutions could occur. Accordingly it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea filed seven separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) issued a decision affirming a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position in all of these cases. Although GM Korea believes the decision of the Seoul High Court is incorrect and has appealed to the Supreme Court of the Republic of Korea, at March 31, 2013 we have an accrual of KRW 778 billion (equivalent to $699 million) in connection with these cases. We do not believe we have any reasonably possible exposure in excess of the amount of the accrual. Both the scope of claims asserted and GM Korea's assessment of any or all of individual claim elements may change if new information becomes available.

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

UAW Claim

On April 6, 2010 the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW) filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached an obligation to contribute $450 million to the UAW Retiree Medical Benefits Trust. The UAW alleges that we were contractually required to make this contribution. The reasonably possible loss as defined by ASC 450, “Contingencies” is $450 million, which is the amount claimed. We believe that the claim is without merit and we have no accrual relating to this litigation. We believe the UAW's claim is barred by the 2009 UAW Retiree Settlement Agreement approved by the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). We also maintain that Delphi Corporation's bankruptcy plan of reorganization did not fulfill the

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

applicable conditions of the relevant agreement and therefore payment would not be due even in the absence of the 2009 UAW Retiree Settlement Agreement.

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

In 2003 Nova Scotia Finance, a Nova Scotia unlimited liability company, issued notes of 600 million British Pounds which were guaranteed by Old GM (Guaranty) (collectively, the Nova Scotia Notes). The proceeds of the Nova Scotia Notes were converted to CAD and loaned by Nova Scotia Finance to GMCL by means of two intercompany loans totaling CAD $1.3 billion. As part of the bankruptcy proceeding these intercompany loans were compromised for CAD $399 million pursuant to a transaction defined by a Lock-Up Agreement between GMCL, Nova Scotia Finance, Old GM and certain holders of the Nova Scotia Notes (Noteholders). The Lock-Up Agreement defined a transaction by which the Noteholders consented to, among other things, the compromise of the intercompany loans in exchange for payment of CAD $399 million as a Consent Fee. The Consent Fee was originally financed by a loan from Old GM to GMCL immediately prior to the Old GM bankruptcy filing. That loan was subsequently repaid. Pursuant to the terms of the Lock-Up Agreement, the Consent Fee did not reduce the principal amount outstanding under the Nova Scotia Notes or the Guaranty. We acquired Old GM's interest in the Lock-Up Agreement in 2009.

In the Nova Scotia Claims Litigation the Noteholders seek an allowed claim in the Old GM bankruptcy based on the Guaranty. The trustee of Nova Scotia Finance seeks an allowed claim in the amount of the deficiency between Nova Scotia Finance's assets and liabilities by reason of the fact that it is an unlimited liability company and Old GM was its sole shareholder. The claim asserted by the trustee includes sums allegedly owed by Nova Scotia Finance to us by reason of currency swaps entered into between Old GM and Nova Scotia Finance which we contend we acquired from Old GM in 2009. Allowance of the claims is opposed by the GUC Trust which asserts that the claims of the trustee and Noteholders are duplicative, that they should be reduced by the amount of the Consent Fee and/or that they should be equitably subordinated or equitably disallowed by reason of alleged inequitable conduct by the Noteholders. In support of this position the GUC Trust has asserted that the Lock-Up Agreement is void because it was not approved by the Bankruptcy Court and was funded by Old GM, that we did not acquire MLC's interest in the Lock-Up Agreements and currency swaps and that other aspects of the sale of assets to us on July 10, 2009 may be adjusted to permit disallowance or reduction of the claims of the Noteholders and the trustee. The trial has commenced but final briefing and argument is not complete and the timing of any decision is uncertain.

Although we believe the positions taken by the GUC Trust are without merit, it is reasonably possible that the Bankruptcy Court will issue rulings adverse to our interest in the Nova Scotia Claims Litigation. Such rulings could lead to subsequent claims which, although we believe would be without merit, could adversely impact GMCL's compromise of the intercompany loans. It is impossible to estimate the reasonably possible loss which would depend upon a variety of factors including the outcome of additional litigation. However the compromise of the intercompany loans for CAD $399 million resulted in a savings to GMCL of CAD $935 million (equivalent to $921 million) which we believe represents a reasonable estimate of the approximate amount of the maximum reasonably possible loss.

Brazil Excise Tax Incentive

In October 2012 the Brazilian government issued a decree which increased an excise tax rate by 30 percentage points, but also provided an offsetting tax incentive that requires participating companies to meet certain criteria, such as local investment and fuel efficiency standards. Participating companies that fail to meet the required criteria are subject to clawback provisions and fines. At March 31, 2013 we believe it is reasonably assured that the program requirements will be met based on the current business model and available technologies.

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan agreed to with European labor representatives we have committed to achieving specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we fail to accomplish the requirements set out under the agreement we will be required to pay certain amounts up to Euro 265 million for each of those years, and/or interest on those amounts, to our employees. Certain inventory with a carrying amount of $172 million and $186

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

million at March 31, 2013 and December 31, 2012 was pledged as collateral under the agreement. Through March 31, 2013 spending was sufficient to meet the current requirements under the agreement and the specified milestones have been accomplished. Management has the intent and believes it has the ability to meet the future requirements under the agreement.

Note 18. Income Taxes

For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded.

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

In the three months ended March 31, 2013 income tax expense of $409 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by the U.S. research credit legislated in the three months ended March 31, 2013. In the three months ended March 31, 2012 income tax expense of $216 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The recorded effective tax rate in the three months ended March 31, 2012 is lower than the applicable statutory tax rate due primarily to income earned in jurisdictions for which a full valuation allowance is recorded.

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

In April 2013 we settled a previously disclosed Mexican income tax matter covering the years 2002, 2003 and 2004 for $35 million.

At March 31, 2013 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next 12 months.

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

The following table summarizes the reserves related to restructuring and other initiatives and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2013	$653	$590	$39	$38	$1,320
Additions	25	27	3	22	77
Interest accretion and other	2	8	(1)	—	9
Payments	(58)	(116)	(26)	(12)	(212)
Revisions to estimates	13	—	(1)	—	12
Effect of foreign currency	(6)	(14)	—	1	(19)
Balance at March 31, 2013(a)	$629	$495	$14	$49	$1,187

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2012	$884	$687	$1	$12	$1,584
Additions	97	9	4	2	112
Interest accretion and other	3	22	(1)	—	24
Payments	(86)	(192)	—	(8)	(286)
Revisions to estimates	(12)	(2)	—	—	(14)
Effect of foreign currency	8	16	—	—	24
Balance at March 31, 2012(a)	$894	$540	$4	$6	$1,444
__________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $349 million and $357 million at March 31, 2013 and 2012 for GMNA, primarily relate to postemployment benefits.

Three Months Ended March 31, 2013

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

GME recorded charges, interest accretion and other and revisions to estimates for previously announced separation and early retirement programs. Through March 31, 2013 the active separation programs related to Germany and the United Kingdom had a total cost of $82 million and had affected a total of 550 employees. We expect to complete these programs in 2013 and incur an additional $185 million, which will affect an additional 725 employees.

GMIO recorded charges, interest accretion and other for previously announced separation programs in Korea. Through March 31, 2013 the active separation programs related to Korea had a total cost of $43 million and had affected a total of 360 employees.

GMSA recorded charges, interest accretion and other and revisions to estimates for active separation programs. Through March 31, 2013 the active separation programs related to Brazil had a total cost of $92 million.

Three Months Ended March 31, 2012

GMNA recorded charges, interest accretion and other and revisions to estimates primarily related to our 2011 UAW labor agreement that included cash severance incentive programs which were completed at March 31, 2012 for skilled trade U.S. hourly employees. A total of 1,400 skilled trade U.S. hourly employees participated in these programs at a total cost of $99 million and was recorded upon irrevocable acceptances by both parties.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GME recorded charges, interest accretion and other and revisions to estimates primarily related to previously announced separation and early retirement programs in Germany. Through March 31, 2012 the separation programs had a total cost of $313 million and affected a total of 1,900 employees.

Note 20. Stockholders' Equity

Preferred and Common Stock

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had 276 million shares of Series A preferred stock, 100 million shares of Series B preferred stock and 1.4 billion shares of common stock issued and outstanding at March 31, 2013 and December 31, 2012.

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss (dollars in millions):

	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign Currency Translation Adjustments
Balance at January 1, 2013	$112	$11	$101
Other comprehensive income	263	—	263
Other comprehensive loss attributable to noncontrolling interests	8	—	8
Balance at March 31, 2013	$383	$11	$372
Unrealized Gains (Losses) on Securities, Net
Balance at January 1, 2013	$63	$22	$41
Other comprehensive loss	(16)	(3)	(13)
Balance at March 31, 2013	$47	$19	$28
Defined Benefit Plans, Net
Balance at January 1, 2013	$(7,794)	$400	$(8,194)
Other comprehensive income before reclassification adjustment	149	11	138
Reclassification adjustment - prior service credit(a)	(29)	(11)	(18)
Reclassification adjustment - actuarial loss(a)	76	13	63
Other comprehensive income	196	13	183
Balance at March 31, 2013	$(7,598)	$413	$(8,011)
Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$(7,619)	$433	$(8,052)
Other comprehensive income before reclassification adjustment	415	8	407
Reclassification adjustment	28	2	26
Other comprehensive income	443	10	433
Other comprehensive loss attributable to noncontrolling interests	8	—	8
Balance at March 31, 2013	$(7,168)	$443	$(7,611)
__________

(a)	Included in the computation of net periodic pension and OPEB cost. Refer to Note 15 for additional information.

Note 21. Earnings Per Share

In the three months ended March 31, 2013 and 2012 we were required to use the two-class method for calculating basic earnings per share and the more dilutive of the two-class or the if-converted method to calculate diluted earnings per share as the applicable

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

market value of our common stock was below $33.00 per common share in the periods ended March 31, 2013 and 2012. Under the two-class method for computing earnings per share, undistributed earnings are allocated to common stock and the Series B Preferred Stock according to their respective participation rights in undistributed earnings, as if all the earnings for the period had been distributed. This allocation to the Series B Preferred Stock holders reduced Net income attributable to common stockholders, resulting in a lower basic and dilutive earnings per share amount. Variability may result in our calculation of earnings per share from period to period depending on whether the application of the two-class method is required.

Basic and diluted earnings per share are computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that were outstanding.

The following table summarizes basic and diluted earnings per share (in millions, except for per share amounts):

	Three Months Ended
	March 31, 2013	March 31, 2012
Basic earnings per share
Net income attributable to stockholders	$1,175	$1,315
Less: cumulative dividends on preferred stock and undistributed earnings allocated to Series B Preferred Stock participating security(a)(b)	(310)	(311)
Net income attributable to common stockholders	$865	$1,004
Weighted-average common shares outstanding - basic	1,372	1,572
Basic earnings per common share	$0.63	$0.64
Diluted earnings per share
Net income attributable to stockholders	$1,175	$1,315
Less: cumulative dividends on preferred stock and undistributed earnings allocated to Series B Preferred Stock participating security(a)(c)	(302)	(305)
Net income attributable to common stockholders	$873	$1,010
Weighted-average shares outstanding - diluted
Weighted-average common shares outstanding - basic	1,372	1,572
Dilutive effect of warrants	134	116
Dilutive effect of restricted stock units (RSUs)	1	4
Weighted-average common shares outstanding - diluted	1,507	1,692
Diluted earnings per common share	$0.58	$0.60
__________

(a)	Includes earned but undeclared dividends of $26 million on our Series A Preferred Stock and $20 million on our Series B Preferred Stock in the three months ended March 31, 2013 and 2012.

(b)
Includes cumulative dividends on preferred stock of $215 million and earnings of $95 million that have been allocated to the Series B Preferred Stock holders in the three months ended March 31, 2013 and cumulative dividends on preferred stock of $215 million and earnings of $96 million that have been allocated to the Series B Preferred Stock holders in the three months ended March 31, 2012.

(c)
Includes cumulative dividends on preferred stock of $215 million and earnings of $87 million that have been allocated to the Series B Preferred Stock holders in the three months ended March 31, 2013 and cumulative dividends on preferred stock of $215 million and earnings of $90 million that have been allocated to the Series B Preferred Stock holders in the three months ended March 31, 2012.

Three Months Ended March 31, 2013 and 2012

The application of the two-class method resulted in an allocation of undistributed earnings to our Series B Preferred Stock holders and, accordingly, 152 million common stock equivalents from the assumed conversion of the Series B Preferred Stock are not considered outstanding for purposes of determining the weighted-average common shares outstanding in the computation of diluted earnings per share in the three months ended March 31, 2013 and 2012.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Warrants to purchase 312 million and 313 million shares of our common stock were outstanding at March 31, 2013 and 2012, of which 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares. Under the treasury stock method, the assumed exercise of the remaining warrants resulted in 134 million and 116 million dilutive shares in the three months ended March 31, 2013 and 2012.

Diluted earnings per share included the effect of 12 million and 18 million unvested RSUs granted to certain global executives in the three months ended March 31, 2013 and 2012.

Note 22. Stock Incentive Plans

Long-Term Incentive Plan

We granted 6 million RSUs valued at the grant date fair value of our common stock in the three months ended March 31, 2013 and 2012. Substantially all of these awards vest over a three-year service period, as defined in the terms of each award. We have elected to record compensation cost for these awards on a straight-line basis over the entire vesting period. Our policy is to issue new shares upon settlement of RSUs.

The 2013 awards granted to the Top 25 highest compensated employees will settle on the second and third anniversary dates of grant in 25% increments consistent with the terms of the 2009 Long-Term Incentive Plan. The awards for the Next 75 highest compensated employees will settle on the second and third anniversary dates of grant. The awards to the non-Top 100 highest compensated employees will settle on the first, second and third anniversary dates of grant. Vesting and subsequent settlement will generally occur based upon employment at the end of each specified service period.

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

Salary Stock Plan

In the three months ended March 31, 2013 and 2012 a portion of each participant's salary accrued on each salary payment date converted to RSUs on a quarterly basis. The awards are fully vested and nonforfeitable upon grant, therefore compensation cost is fully recognized on the date of grant. In March 2012 we amended the plan to provide for cash settlement of awards. As a result we now settle these awards in cash and we reclassified $97 million from Capital surplus to Accrued liabilities and Other liabilities and deferred income taxes. The liability for these awards is remeasured to fair value at the end of each reporting period. Prior to this amendment it was our policy to issue new shares upon settlement of these awards.

RSUs

The following table summarizes information about the RSUs under our stock incentive plans (RSUs in millions):

	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term In Years
RSUs outstanding at January 1, 2013	26.9	$23.06	0.7
Granted	6.8	$27.30
Settled	(13.8)	$20.33
Forfeited or expired	(0.2)	$24.11
RSUs outstanding at March 31, 2013	19.7	$26.43	1.6
RSUs unvested and expected to vest at March 31, 2013	12.1	$27.56	2.3
RSUs vested and payable at March 31, 2013	6.4	$24.13	—

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes compensation expense recorded for our stock incentive plans (dollars in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
Compensation expense	$64	$72
Income tax benefit	$20	$—

The compensation cost of each RSU that will be settled in equity is based on the fair value of our common stock on the date of grant or, for those RSUs reclassified from liability to equity-based awards, the fair value of our common stock as of the date of the public offering.

At March 31, 2013 the total unrecognized compensation expense for nonvested equity awards was $285 million. This expense is expected to be recorded over a weighted-average period of 2.3 years.

The total fair value of RSUs that vested in the three months ended March 31, 2013 and 2012 was $204 million and $49 million.

In the three months ended March 31, 2013 total payments of $45 million were made to settle 1.6 million RSUs under stock incentive plans. Payments made in the three months ended March 31, 2012 were insignificant.

Note 23. Segment Reporting

We analyze the results of our business through our five segments: GMNA, GME, GMIO, GMSA and GM Financial. The chief operating decision maker evaluates the operating results and performance of our automotive segments through Income (loss) before interest and income taxes, as adjusted for additional amounts, which are presented net of noncontrolling interests, and evaluates GM Financial through income before income taxes. Each segment has a manager responsible for executing our strategies. Our automotive manufacturing operations are integrated within the segments, benefit from broad-based trade agreements and are subject to regulatory requirements, such as Corporate Average Fuel Economy regulations. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles are needed in our product mix in order to attract customers to dealer showrooms and to maintain sales volumes for other, more profitable vehicles. Because of these and other factors, we do not manage our business on an individual brand or vehicle basis.

In the three months ended March 31, 2013 we changed our managerial and financial reporting structure to measure our reportable segments revenue and profitability based on the geographic area in which we sell vehicles to third party customers. The new reporting structure provides clearer profit and revenue visibility across geographic areas and identifies our profitability at the point of sale. Previously, it was based on the geographic area in which the vehicles originated and our managerial and financial reporting structure included intercompany sales and cost of sales in our segment results. Certain expenses such as engineering, warranty, recall campaigns and selling, general and administrative are allocated to the geographic area in which the vehicle is sold to third party customers. We have retrospectively revised the segment presentation for all periods presented.

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

At March 31, 2013 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, including GM Korea, SGM, SGMS, SGMW, FAW-GM and HKJV. These companies design, manufacture and market vehicles under the following brands:

• Alpheon	• Buick	• Chevrolet	• Wuling
• Baojun	• Cadillac	• Jiefang

Nonsegment operations are classified as Corporate. Corporate includes investments in Ally Financial, certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment (dollars in millions):

	At and For the Three Months Ended March 31, 2013
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$22,979	$4,818	$4,820	$3,691	$36	$—	$36,344	$—	$—	$36,344
GM Financial revenue	—	—	—	—	—	—	—	540	—	540
Total net sales and revenue	$22,979	$4,818	$4,820	$3,691	$36	$—	$36,344	$540	$—	$36,884

Income (loss) before automotive interest and income taxes-adjusted	$1,414	$(175)	$495	$(38)	$(110)	$—	$1,586	$180	$—	$1,766
Adjustments(a)	$(38)	$1	$24	$(157)	—	$—	$(170)	—	$—	(170)
Corporate interest income					79					79
Automotive interest expense					91					91
Income (loss) before income taxes					(122)			180		1,584
Income tax expense					342			67		409
Net income (loss) attributable to stockholders					$(464)			$113		$1,175

Equity in net assets of nonconsolidated affiliates	$69	$50	$7,348	$3	$—	$—	$7,470	$—	$—	$7,470
Total assets	$89,474	$9,831	$25,843	$12,067	$19,218	$(20,815)	$135,618	$18,924	$(767)	$153,775
Expenditures for property	$1,285	$208	$254	$139	$52	$1	$1,939	$1	$—	$1,940
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$926	$110	$203	$130	$16	$—	$1,385	$84	$(4)	$1,465
Equity income, net of tax	$5	$—	$550	$—	$—	$—	$555	$—	$—	$555

Significant non-cash charges not classified as adjustments in (a)
Impairment charges related to long-lived assets	$—	$—	$19	$—	$—	$—	$19	$—	$—	$19
Impairment charges related to equipment on operating leases	3	47	—	—	—	—	50	—	—	50
Total significant non-cash charges	$3	$47	$19	$—	$—	$—	$69	$—	$—	$69
__________

(a)	Consists of Venezuela currency devaluation of $162 million in GMSA and pension settlement charges and income related to various insurance recoveries, net, of $8 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Three Months Ended March 31, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$23,175	$5,255	$5,016	$3,867	$15	$37,328	$—	$—	$37,328
GM Financial revenue	—	—	—	—	—	—	431	—	431
Total net sales and revenue	$23,175	$5,255	$5,016	$3,867	$15	$37,328	$431	$—	$37,759

Income (loss) before automotive interest and income taxes-adjusted	$1,642	$(294)	$521	$153	$(21)	$2,001	$181	$—	$2,182
Adjustments(a)	$—	$(590)	$(22)	$—	—	$(612)	—	$—	(612)
Corporate interest income					89				89
Automotive interest expense					110				110
Loss on extinguishment of debt					18		—		18
Income (loss) before income taxes					(60)		181		1,531
Income tax expense					142		74		216
Net income (loss) attributable to stockholders					$(202)		$107		$1,315

Expenditures for property	$1,032	$365	$295	$280	$18	$1,990	$4	$—	$1,994
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$888	$280	$129	$118	$12	$1,427	$43	$(2)	$1,468
Equity income, net of tax	$2	$—	$421	$—	$—	$423	$—	$—	$423

Significant non-cash charges not classified as adjustments in (a)
Impairment charges related to long-lived assets	$24	$—	$6	$1	$—	$31	$—	$—	$31
Impairment charges related to equipment on operating leases	20	35	—	—	—	55	—	—	55
Total significant non-cash charges	$44	$35	$6	$1	$—	$86	$—	$—	$86
__________

(a)	Consists of Goodwill impairment charges of $590 million in GME and $22 million in GMIO, which is presented net of noncontrolling interests.

Note 24. Subsequent Event

Acquisition of Certain Ally Financial International Operations

In November 2012 GM Financial entered into a definitive agreement with Ally Financial to acquire 100% of the outstanding equity interests in the top level holding companies of its automotive finance and financial services operations in Europe and Latin America and a separate agreement to acquire Ally Financial’s non-controlling equity interests in GMAC-SAIC, which conducts automotive finance and other financial services in China.

On April 1, 2013 GM Financial completed the acquisition of Ally Financial's European and Latin American automotive finance operations except for France, Portugal and Brazil. GM Financial paid approximately $2.4 billion, subject to certain closing adjustments, to acquire these businesses. In addition GM Financial repaid a $1.3 billion loan that was assumed as part of the acquisition.

GM Financial's acquisition of Ally Financial's French, Portuguese and Brazilian automotive finance operations and the equity interests in GMAC-SAIC are subject to certain regulatory and other approvals, and are expected to close in 2013 or early 2014. GM Financial expects to pay approximately $1.8 billion to close these acquisitions subject to certain closing adjustments.

GM Financial will record the fair value of the assets acquired and liabilities assumed on April 1, 2013, the date GM Financial obtained control of the operations, and include the results of their operations and cash flows in their consolidated financial statements from that date forward.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes certain pro forma financial information for us and the acquired entities that closed in April had these acquisitions occurred as of the first day in the periods presented, without consideration of historical transactions between the acquired operations and us, as it is impracticable to obtain such information (dollars in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
Total net sales and revenue	$37,109	$38,010
Net income attributable to stockholders	$1,212	$1,362

It is not possible to reasonably estimate the nature and amount of any potential goodwill or the value of identifiable intangible assets at this time because the valuation of the assets acquired and liabilities assumed was not completed at the date of the issuance of our condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Motors Company is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors” or “GM.”

Presentation and Estimates

Basis of Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K), as filed with the Securities and Exchange Commission (SEC).

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

Wholesale vehicle sales represent deliveries to our dealers and others and correlate to our Net sales and revenue. Retail sales represent deliveries to end customers and are used to estimate our market share. Consistent with industry practice, market share information includes estimates of industry sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

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

Overview

Automotive

Our vision is to design, build and sell the world's best vehicles. We offer a global vehicle portfolio of cars, crossovers and trucks. We are committed to leadership in vehicle design, quality, reliability, telematics and infotainment and safety, as well as to developing key energy efficiency and diversity and advanced propulsion technologies, including electric vehicles. Our business is diversified across products and geographic markets. We meet the local sales and service needs of our retail and fleet customers with a global network of independent dealers. In the three months ended March 31, 2013, 51.7% of our wholesale vehicle sales volume was generated outside the U.S.

Our automotive business is organized into four geographically-based segments:

•
GMNA has sales, manufacturing and distribution operations in the U.S., Canada and Mexico and sales and distribution operations in Central America and the Caribbean. GMNA represented 53.4% of our wholesale vehicle sales volume in the three months ended March 31, 2013 and we had the largest market share, based upon retail vehicle sales, in North America at 17.1%.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•
GME has sales, manufacturing and distribution operations across Western and Central Europe. GME's wholesale vehicle sales volume, which in addition to Western and Central Europe, includes Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others) represented 16.0% of our wholesale vehicle sales volume in the three months ended March 31, 2013. In the three months ended March 31, 2013 we estimate we had the number four market share, based upon retail vehicle sales, in Europe at 8.3%. GMIO distributes Chevrolet brand vehicles in Europe. These vehicles are reported within market share for Europe, but wholesale vehicle sales volume is recorded by GMIO.

•
GMIO has sales, manufacturing and distribution operations in Asia/Pacific, the Middle East, Africa and Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others). GMIO represented 15.6% of our wholesale vehicle sales volume in the three months ended March 31, 2013. The Asia/Pacific, Middle East and Africa region is our largest region by retail vehicle sales volume and represented 42.0% of our global retail vehicle sales volume in the three months ended March 31, 2013. In the three months ended March 31, 2013 and 2012 we had market share of 15.2%, based upon retail vehicle sales, in China. GMIO records the wholesale unit volume and financial results of Chevrolet brand vehicles that it distributes and sells in Europe.

•
GMSA has sales, manufacturing, distribution and financing operations in Brazil, Argentina, Colombia, Ecuador and Venezuela as well as sales and distribution operations in Bolivia, Chile, Paraguay, Peru and Uruguay. GMSA represented 15.0% of our wholesale vehicle sales volume in the three months ended March 31, 2013. In the three months ended March 31, 2013 GMSA derived 65.2% of its wholesale vehicle sales volume from Brazil. In the three months ended March 31, 2013 we estimate we had the number one market share, based upon retail vehicle sales, in South America at 17.2% and the number three market share, based upon retail vehicle sales, in Brazil.

Automotive Financing - GM Financial

GM Financial specializes in purchasing retail automobile installment sales contracts originated by GM and non-GM franchised and select independent dealers in connection with the sale of used and new automobiles. GM Financial also offers lease products through GM dealerships in connection with the marketing of used and new automobiles that target lessees with sub-prime and prime credit bureau scores. GM Financial primarily generates revenue and cash flows through the purchase, retention, subsequent securitization and servicing of finance receivables. To fund the acquisition of receivables prior to securitization, GM Financial uses available cash and borrowings under its credit facilities. GM Financial earns finance charge income on finance receivables and pays interest expense on borrowings under its credit facilities. GM Financial periodically transfers receivables to securitization trusts that issue asset-backed securities to investors. The securitization trusts are special purpose entities that are also variable interest entities that meet the requirements to be consolidated in the financial statements.

In April 2012 GM Financial commenced commercial lending activities in the U.S. centered on floor plan financing of dealer vehicle inventory and dealer loans to finance dealer sites, facilities, facility improvements and working capital. In March 2013 GM Financial launched similar commercial lending in Canada. These loans are made on a secured basis. We believe the availability of financing for our dealers is important to our business.

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

In November 2012 GM Financial entered into agreements with Ally Financial to acquire Ally Financial's automotive finance and financial services businesses in Europe and Latin America. Additionally in November 2012 GM Financial entered into a share transfer agreement with Ally Financial to acquire Ally Financial's equity interest in GMAC-SAIC Automotive Finance Company Limited (GMAC-SAIC) that conducts automotive finance and financial services operations in China. The purchases will allow GM Financial to support our dealers in markets comprising 80% of our global sales. The combined consideration will be approximately $4.2 billion. Pursuant to the transactions, GM Financial's assets are expected to double to approximately $34.3 billion and its liabilities, including consolidated debt, will increase to approximately $26.4 billion compared with $11.8 billion at December 31, 2012.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In April 2013 GM Financial completed the acquisition of Ally Financial's European and Latin American automotive finance operations except for France, Portugal and Brazil. GM Financial paid approximately $2.4 billion, subject to certain closing adjustments, to acquire these businesses. In addition GM Financial repaid a $1.3 billion loan that was assumed as part of the acquisition. Refer to Note 24 to our condensed consolidated financial statements for additional information on these acquisitions.

GM Financial's acquisition of Ally Financial's French, Portuguese, and Brazilian automotive finance operations and the equity interests in GMAC-SAIC are subject to certain regulatory and other approvals, and are expected to close in 2013 or early 2014. GM Financial expects to pay approximately $1.8 billion to close these acquisitions subject to certain closing adjustments.

In April 2012 GM Financial commenced commercial lending activities in the U.S. centered on floor plan financing of dealer vehicle inventory and dealer loans to finance dealer sites, facilities, facility improvements and working capital. In March 2013 GM Financial launched similar commercial lending in Canada. These loans are made on a secured basis. We believe the availability of financing for our dealers is important to our business.

In addition to the financing we provide through GM Financial, we also ensure availability of competitive financing for our customers and dealers through operating relationships with financial institutions. Historically Ally Financial provided a majority of the financing for our dealers and a significant portion of the financing for our customers in the U.S., Canada and other major international markets where we operate. Ally Financial continues to be the largest third party provider of financing for our dealers and customers. We have added relationships with other financial institutions to increase our competitiveness and benefit from additional financing sources, including arrangements to provide incentivized retail financing to our customers in the U.S., Canada, United Kingdom (U.K.) and Australia.

Focus on Chinese Market

We view the Chinese market as important to our global growth strategy and are employing a multi-brand strategy, led by our Buick and Chevrolet brands. In the coming years, we plan to increasingly leverage our global architectures to increase the number of nameplates under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the Baojun, Jiefang and Wuling brands. We operate in Chinese markets through a number of joint ventures and maintaining good relations with our joint ventures partners, which are affiliated with the Chinese government, is an important part of our China growth strategy.

Refer to Note 8 to our condensed consolidated financial statements for our direct ownership interests in our Chinese joint ventures, collectively referred to as China JVs.

The following tables summarize certain key operational and financial data for the China JVs (dollars in millions, vehicles in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Total wholesale vehicles(a)	841	756
Market share(b)	15.2%	15.2%
Total net sales and revenue	$9,745	$8,693
Net income	$1,144	$887
__________

(a)	Including vehicles exported to markets outside of China.

(b)	Market share for China market.

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$7,406	$5,522
Debt	$124	$123

GME

During the second half of 2011 and continuing into 2013, the European automotive industry has been severely affected by the ongoing sovereign debt crisis, high unemployment and a lack of consumer confidence coupled with overcapacity. European automotive industry sales to retail and fleet customers were 4.5 million vehicles in the three months ended March 31, 2013,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

representing a 7.7% decrease compared to the corresponding period in 2012. In the three months ended March 31, 2013 our European market share declined to 8.3% from 8.5% in the year ended December 31, 2012 and the region suffered EBIT (loss)-adjusted of $0.2 billion in the three months ended March 31, 2013 compared to EBIT (loss)-adjusted of $0.3 billion in the corresponding period in 2012.

We have formulated a plan to implement various actions to strengthen our operations and increase our competitiveness. The key areas of the plan include investments in our product portfolio, a revised brand strategy, significant management changes, reducing material, development and production costs, including restructuring activities discussed below, and further leveraging synergies from the alliance between us and Peugeot S.A. (PSA), as subsequently discussed. The success of our plan will depend on a combination of our ability to execute the actions contemplated, as well as external factors which are outside of our control. We believe it is likely that adverse economic conditions, and their effect on the European automotive industry will not improve significantly in the short-term and we expect to continue to incur losses in the region as a result.

Alliance with PSA

In February 2012 we entered into an agreement with PSA to create a long-term and broad-scale global strategic alliance that is expected to leverage the combined strengths and capabilities of the two companies, contribute to our profitability and improve our competitiveness in Europe. In March 2012 we acquired a seven percent equity stake in PSA. In June 2012 we entered into a long-term exclusive service agreement with Gefco, a wholly-owned subsidiary of PSA, to provide logistics services in Europe beginning in 2013. In December 2012 PSA sold its controlling interest in Gefco to an unrelated third party; however, the sale has no impact on the long-term exclusive service agreement. In December 2012 we entered into a product development agreement with PSA to collaborate on the development of certain vehicle platforms, components and modules. As a result of this agreement, in the three months ended March 31, 2013 we acquired the rights to certain intellectual property and technology for total consideration of Euro 0.5 billion (equivalent to $0.6 billion). Consideration of Euro 0.2 billion (equivalent to $0.2 billion) is expected to be paid in cash during 2013 with the remaining consideration to be paid in cash or in-kind exchanges by May 2018. The acquired rights were recorded at the present value of the total payments to be made as technology and intellectual property of $0.6 billion. At March 31, 2013 the carrying amount of our investment in PSA was $0.2 billion.

Restructuring Activities and Special Attrition Programs, Labor Agreements and Benefit Plan Changes

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

Through March 31, 2013 the active separation programs related to Germany and the U.K. had a total cost of $0.1 billion and had affected a total of 550 employees. We expect to complete these programs in 2013 and incur an additional $0.2 billion, which will affect an additional 725 employees (including employees at our transmission facility in Bochum, Germany).

In March and April 2013, we also finalized labor agreements in Germany and Spain, which will limit or eliminate labor cost increases at our facilities in those countries in 2013 and for the next several years. In addition to our active restructuring programs in Germany and the U.K. we plan to terminate all vehicle production at our Bochum, Germany facility by the end of 2014 to reduce employee headcount and manufacturing capacity.

Through March 31, 2013 the separation program in Brazil had a total cost of $0.1 billion.

Venezuelan Exchange Regulations

Our Venezuelan subsidiaries utilize the U.S. Dollar as their functional currency because of the hyperinflationary status of the Venezuelan economy. The Venezuelan government has foreign exchange control regulations which make it more difficult to convert Bolivar Fuerte (BsF) to U.S. Dollars. These regulations affect our Venezuelan subsidiaries' ability to pay non-BsF denominated obligations that do not qualify to be processed by the Venezuela currency exchange agency at the official exchange rates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In February 2013 the Venezuelan government announced that the official fixed exchange rate of BsF 4.3 to $1.00 changed to BsF 6.3 to $1.00 effective February 13, 2013. The devaluation required remeasurement of our Venezuelan subsidiaries' non-U.S. dollar denominated monetary assets and liabilities. The remeasurement resulted in a charge of $0.2 billion in the three months ended March 31, 2013.

We believe it is possible that the Venezuelan government may further devalue the BsF against the U.S. dollar in the future. If the BsF were devalued further, it would result in a charge to our income statement in the period of devaluation. Based on our March 31, 2013 net monetary assets, a further devaluation of the BsF by 1 BsF to $1.00 would result in a charge of approximately $50 million.

Refer to Note 2 to our condensed consolidated financial statements for additional details regarding amounts pending government approval for settlement and the net assets, monetary assets and monetary liabilities of our Venezuelan subsidiaries.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidating Results of Operations
(Dollars in Millions)

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	Automotive	GM Financial	Eliminations	Consolidated	Automotive	GM Financial	Eliminations	Consolidated
Net sales and revenue
Automotive sales and revenue	$36,344	$—	$—	$36,344	$37,328	$—	$—	$37,328
GM Financial revenue	—	540	—	540	—	431	—	431
Total net sales and revenue	36,344	540	—	36,884	37,328	431	—	37,759
Costs and expenses
Automotive cost of sales	32,613	—	4	32,617	32,908	—	2	32,910
GM Financial operating expenses	—	104	—	104	—	98	—	98
GM Financial interest expense	—	82	—	82	—	63	—	63
GM Financial other expenses	—	174	(4)	170	—	89	(2)	87
Automotive selling, general and administrative expense	2,939	—	—	2,939	2,973	—	—	2,973
Other automotive expenses, net	13	—	—	13	15	—	—	15
Goodwill impairment charges	—	—	—	—	617	—	—	617
Total costs and expenses	35,565	360	—	35,925	36,513	250	—	36,763
Operating income	779	180	—	959	815	181	—	996
Automotive interest expense	91	—	—	91	110	—	—	110
Interest income and other non-operating income, net	171	—	—	171	275	—	—	275
Loss on extinguishment of debt	—	—	—	—	18	—	—	18
Income before income taxes and equity income	859	180	—	1,039	962	181	—	1,143
Income tax expense	342	67	—	409	142	74	—	216
Equity income, net of tax	555	—	—	555	423	—	—	423
Net income	1,072	113	—	1,185	1,243	107	—	1,350
Net income attributable to noncontrolling interests	(10)	—	—	(10)	(35)	—	—	(35)
Net income attributable to stockholders	$1,062	$113	$—	$1,175	$1,208	$107	$—	$1,315

Wholesale and Retail Vehicle Sales

Wholesale vehicle sales data, which represents sales directly to dealers and others, is the measure that correlates vehicle sales to our revenue from the sale of vehicles, which is the largest component of Automotive sales and revenue. Wholesale vehicle sales exclude vehicles produced by unconsolidated joint ventures. Retail vehicle sales data, which represents estimated sales to the end customer, including fleets, does not correlate directly to the revenue we recognize during the period. However, retail vehicle sales data is indicative of the underlying demand for our vehicles, is the basis for our market share, and is based upon the good faith estimates of management and includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Market share information is based primarily on retail vehicle sales volume, but estimates may be used where retail vehicle sales volume is not available. Worldwide market share and retail vehicle sales data exclude the markets of Iran, North Korea, Sudan and Syria.

We present both wholesale and retail vehicle sales data to assist in the analysis of our revenue and our market share.

Retail sales volume includes vehicles produced by certain joint ventures. The joint venture agreements with SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture sales in China.

Wholesale Vehicle Sales

The following table summarizes total wholesale vehicle sales of new motor vehicles by automotive segment (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31, 2013		March 31, 2012
GMNA	829	53.4%	848	53.2%
GME(a)	249	16.0%	266	16.7%
GMIO(a)(b)	243	15.6%	243	15.2%
GMSA	233	15.0%	237	14.9%
Worldwide	1,554	100.0%	1,594	100.0%
________

(a)
Chevrolet branded vehicles sold in European markets are distributed by subsidiaries of GM Korea Company (GM Korea), which is a component of GMIO. Revenue and wholesale vehicle sales of Chevrolet branded vehicles sold in European markets are included in GMIO's financial results.

(b)
The joint venture wholesale vehicle sales presented in the following table are excluded from our wholesale vehicle sales. Wholesale vehicle sales for SAIC GM Investment Limited, the holding company of General Motors India Private Limited and Chevrolet Sales India Private Limited (collectively HKJV) are included in the three months ended March 31, 2013. Refer to Note 3 to our condensed consolidated financial statements for additional information on the acquisition of HKJV.

	Three Months Ended
	March 31, 2013	March 31, 2012
Joint venture sales in China
SAIC General Motors Sales Co., Ltd. (SGMS)	382	337
SGMW and FAW-GM	434	407
Joint venture sales in India
HKJV		28

Retail Vehicle Sales and Competitive Position

The following tables summarize total industry retail sales volume, or estimated sales volume where retail sales volume is not available, of new motor vehicles of domestic and foreign makes and the related competitive position by geographic region (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Vehicle Sales(a)(b)(c) Three Months Ended
	March 31, 2013			March 31, 2012
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
North America
United States	3,755	665	17.7%	3,541	608	17.2%
Canada	363	48	13.2%	372	50	13.4%
Mexico	255	46	18.1%	241	44	18.1%
Other	80	3	3.2%	74	2	3.3%
Total North America	4,453	762	17.1%	4,227	704	16.7%
Europe
United Kingdom	685	80	11.7%	639	70	11.0%
Germany	737	54	7.3%	849	64	7.6%
Italy	381	26	6.8%	444	33	7.4%
Russia	630	57	9.0%	630	56	8.9%
Uzbekistan	36	34	94.3%	23	22	95.6%
France	537	21	3.8%	624	28	4.4%
Spain	201	17	8.4%	230	19	8.3%
Other	1,286	84	6.6%	1,433	106	7.4%
Total Europe	4,494	373	8.3%	4,871	398	8.2%
Asia/Pacific, Middle East and Africa
China(d)	5,375	816	15.2%	4,895	745	15.2%
Australia	273	25	9.2%	260	29	11.1%
South Korea	359	33	9.2%	361	32	8.9%
Middle East	312	27	8.5%	271	28	10.3%
India(d)	921	24	2.6%	1,051	28	2.6%
Egypt	60	15	25.5%	51	11	22.0%
Other	3,041	52	1.7%	3,010	56	1.8%
Total Asia/Pacific, Middle East and Africa	10,341	992	9.6%	9,899	928	9.4%
South America
Brazil	831	141	17.0%	818	137	16.7%
Argentina	251	37	14.7%	254	42	16.4%
Colombia	63	18	29.2%	74	22	29.5%
Venezuela	26	5	19.0%	33	13	38.8%
Other	192	33	17.3%	176	34	19.5%
Total South America	1,362	234	17.2%	1,356	248	18.3%
Total Worldwide	20,651	2,361	11.4%	20,353	2,278	11.2%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Vehicle Sales(a)(b)(c) Three Months Ended
	March 31, 2013			March 31, 2012
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
United States
Cars	1,854	257	13.8%	1,793	256	14.3%
Trucks	944	228	24.2%	916	208	22.8%
Crossovers	956	180	18.8%	833	144	17.3%
Total United States	3,755	665	17.7%	3,541	608	17.2%
Canada, Mexico and Other	698	97	13.8%	686	96	14.0%
Total North America	4,453	762	17.1%	4,227	704	16.7%
________

(a)
North America vehicle sales primarily represent sales to the end customer. Europe, Asia/Pacific and South America vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale or forecast volumes, are used to estimate vehicle sales.

(b)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(c)	Vehicle sales data may include rounding differences.

(d)
The joint venture retail vehicle sales presented in the following table are included in our retail vehicle sales. Vehicle sales for HKJV are included in the three months ended March 31, 2012. Refer to Note 3 to our condensed consolidated financial statements for additional information on the acquisition of HKJV.

	Three Months Ended
	March 31, 2013	March 31, 2012
Joint venture sales in China
SGMS	382	337
SGMW and FAW-GM	434	407
Joint venture sales in India
HKJV		28

Total Net Sales and Revenue
(Dollars in Millions)

	Three Months Ended		Three Months Ended
	March 31, 2013	March 31, 2012	2013 vs. 2012 Change
			Amount	%
GMNA	$22,979	$23,175	$(196)	(0.8)%
GME	4,818	5,255	(437)	(8.3)%
GMIO	4,820	5,016	(196)	(3.9)%
GMSA	3,691	3,867	(176)	(4.6)%
GM Financial	540	431	109	25.3%
Total operating segments	36,848	37,744	(896)	(2.4)%
Corporate	36	15	21	140.0%
Total net sales and revenue	$36,884	$37,759	$(875)	(2.3)%

In the three months ended March 31, 2013 Total net sales and revenue decreased by $0.9 billion (or 2.3%) due primarily to: (1) decreased wholesale volumes of $0.9 billion representing 40,000 vehicles primarily in GMNA and GME; (2) unfavorable net foreign currency effect of $0.4 billion due to the weakening of various currencies against the U.S. Dollar; (3) unfavorable vehicle pricing effect of $0.2 billion resulting from increased sales and lease incentives of $0.6 billion, partially offset by favorable price increase of $0.4 billion; (4) decreased daily rental cars lease revenue and reduction in favorable residual adjustments of $0.1 billion; partially offset by (5) favorable vehicle mix of $0.6 billion; (6) increased GM Financial finance income of $0.1 billion

Automotive Cost of Sales

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Three Months Ended
	March 31, 2013	March 31, 2012	2013 vs. 2012 Change
			Amount	%
Automotive cost of sales	$32,617	$32,910	$(293)	(0.9)%
Automotive gross margin	$3,727	$4,418	$(691)	(15.6)%

In the three months ended March 31, 2013 Automotive cost of sales decreased by $0.3 billion (or 0.9%), compared with automotive Total net sales and revenue, which declined by 2.6%, due primarily to: (1) decreased costs of $0.7 billion related to decreased wholesale volumes as previously discussed; (2) decreased policy and warranty expense of $0.3 billion; (3) decreased material and freight costs of $0.2 billion; (4) decreased engineering costs of $0.1 billion; partially offset by (5) unfavorable vehicle mix of $0.7 billion resulting from an increase in the sale of higher cost vehicles primarily in GMNA; (6) increased manufacturing costs of $0.1 billion to support new vehicle launches; (7) unfavorable net foreign currency effect of $0.1 billion related to the net effect the devaluation of the Venezuelan BsF and gains due to the weakening of various currencies against the U.S. Dollar; (8) increased employee costs of $0.1 billion including decreased net pension and other post retirement benefits income and increased pension settlement losses.

Automotive Selling, General and Administrative Expense

	Three Months Ended		Three Months Ended
	March 31, 2013	March 31, 2012	2013 vs. 2012 Change
			Amount	%
Automotive selling, general and administrative expense	$2,939	$2,973	$(34)	(1.1)%

In the three months ended March 31, 2013 Automotive selling, general and administrative expense was essentially unchanged from the same period a year ago.

Goodwill Impairment Charges

	Three Months Ended		Three Months Ended
	March 31, 2013	March 31, 2012	2013 vs. 2012 Change
			Amount	%
Goodwill impairment charges	$—	$617	$(617)	(100.0)%

In the three months ended March 31, 2013 Goodwill impairment charges decreased by $0.6 billion (or 100.0%) due to Goodwill impairment charges of $0.6 billion and $27 million in the GME and GM Korea reporting units recorded in the three months ended March 31, 2012 that did not recur in 2013.

Interest Income and Other Non-Operating Income, net

	Three Months Ended		Three Months Ended
	March 31, 2013	March 31, 2012	2013 vs. 2012 Change
			Amount	%
Interest income and other non-operating income, net	$171	$275	$(104)	(37.8)%

In the three months ended March 31, 2013 Interest income and other non-operating income, net decreased by $0.1 billion (or 37.8%) due primarily to: (1) unfavorable net foreign currency effect of $58 million; (2) decrease of non-operating income related to a bargain purchase gain of $50 million related to the acquisition of GMAC South America in the three months ended March 31, 2012 that did not recur in the three months ended March 31, 2013.

Income Tax Expense

	Three Months Ended		Three Months Ended
	March 31, 2013	March 31, 2012	2013 vs. 2012 Change
			Amount	%
Income tax expense	$409	$216	$193	89.4%

In the three months ended March 31, 2013 Income tax expense increased by $0.2 billion (or 89.4%) due primarily to a $0.3 billion increase attributable to entities included in our effective tax rate calculation including, but not limited to, increased tax

GENERAL MOTORS COMPANY AND SUBSIDIARIES

expense in U.S. and Canada resulting from the release of their valuation allowances in the three months ended December 31, 2012; offset by a U.S. research credit of $0.2 billion due to a change in legislation in the three months ended March 31, 2013.

Equity Income, Net of Tax

	Three Months Ended		Three Months Ended
	March 31, 2013	March 31, 2012	2013 vs. 2012 Change
			Amount	%
China JVs	$548	$419	$129	30.8%
Others	7	4	3	75.0%
Total equity income, net of tax	$555	$423	$132	31.2%

In the three months ended March 31, 2013 Equity income, net of tax increased by $0.1 billion (or 31.2%) due primarily to an increase in the earnings of the SGMS and SGM JVs.

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

In the three months ended March 31, 2013 we changed our managerial and financial reporting structure to measure our reportable segments revenue and profitability based on the geographic area in which we sell vehicles to third party customers. The new reporting structure provides clearer profit and revenue visibility across geographic areas and identifies our profitability at the point of sale. Previously, it was based on the geographic area in which the vehicles originated and our managerial and financial reporting structure included intercompany sales and cost of sales in our segment results. Certain expenses such as engineering, warranty, recall campaigns and selling, general and administrative are allocated to the geographic area in which the vehicle is sold to third party customers. We have retrospectively revised the segment presentation for all periods presented.

The following tables summarize the reconciliation of our automotive segments EBIT-adjusted and GM Financial's income before income taxes to Net income attributable to stockholders and provide supplemental detail of the adjustments, which are presented net of noncontrolling interests (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31, 2013		March 31, 2012
Automotive
EBIT-adjusted
GMNA(a)	$1,414	89.2%	$1,642	82.1%
GME(a)	(175)	(11.0)%	(294)	(14.7)%
GMIO(a)	495	31.2%	521	26.0%
GMSA(a)	(38)	(2.4)%	153	7.6%
Corporate	(110)	(7.0)%	(21)	(1.0)%
Total automotive EBIT-adjusted	1,586	100.0%	2,001	100.0%
Adjustments	(170)		(612)
Corporate interest income	79		89
Automotive interest expense	91		110
Loss on extinguishment of debt	—		18
Automotive Financing
GM Financial income before income taxes	180		181
Consolidated
Income tax expense	409		216
Net income attributable to stockholders	$1,175		$1,315
__________

(a)
Our automotive operations interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our automotive operating segments between EBIT-adjusted and Net income attributable to stockholders.

In the three months ended March 31, 2013 adjustments to EBIT consist of Venezuela currency devaluation of $162 million in GMSA and pension settlement charges and income related to various insurance recoveries, net, of $8 million.

In the three months ended March 31, 2012 adjustments to EBIT consist of Goodwill impairment charges of $590 million in GME and $22 million in GMIO, which is presented net of noncontrolling interests.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidating Financial Condition
(In millions, except share amounts)

	March 31, 2013				December 31, 2012
	Automotive	GM Financial	Eliminations	Consolidated	Automotive	GM Financial	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$17,746	$2,897	$—	$20,643	$17,133	$1,289	$—	$18,422
Marketable securities	6,560	—	—	6,560	8,988	—	—	8,988
Restricted cash and marketable securities	186	528	(1)	713	220	466	—	686
Accounts and notes receivable, net	12,549	57	(47)	12,559	10,384	34	(23)	10,395
GM Financial finance receivables, net	—	4,333	(47)	4,286	—	4,089	(45)	4,044
Inventories	15,200	—	—	15,200	14,714	—	—	14,714
Equipment on operating leases, net	1,730	—	—	1,730	1,782	—	—	1,782
Deferred income taxes	9,290	46	—	9,336	9,369	59	1	9,429
Other current assets	1,485	67	(9)	1,543	1,487	60	(11)	1,536
Total current assets	64,746	7,928	(104)	72,570	64,077	5,997	(78)	69,996
Non-current Assets
Restricted cash and marketable securities	300	323	—	623	380	302	—	682
GM Financial finance receivables, net	—	7,169	—	7,169	—	6,955	(1)	6,954
Equity in net assets of nonconsolidated affiliates	7,470	—	—	7,470	6,883	—	—	6,883
Property, net	24,843	51	(1)	24,893	24,144	52	—	24,196
Goodwill	690	1,278	—	1,968	695	1,278	—	1,973
Intangible assets, net	6,997	—	—	6,997	6,809	—	—	6,809
GM Financial equipment on operating leases, net	—	2,104	(65)	2,039	—	1,703	(54)	1,649
Deferred income taxes	27,643	26	—	27,669	27,883	38	1	27,922
Other assets	2,929	45	(597)	2,377	2,873	43	(558)	2,358
Total non-current assets	70,872	10,996	(663)	81,205	69,667	10,371	(612)	79,426
Total Assets	$135,618	$18,924	$(767)	$153,775	$133,744	$16,368	$(690)	$149,422
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$27,083	$81	$(47)	$27,117	$25,132	$57	$(23)	$25,166
Short-term debt and current portion of long-term debt
Automotive	1,803	—	(47)	1,756	1,792	—	(44)	1,748
GM Financial	—	5,216	—	5,216	—	3,770	—	3,770
Accrued liabilities	22,312	171	(33)	22,450	23,168	170	(30)	23,308
Total current liabilities	51,198	5,468	(127)	56,539	50,092	3,997	(97)	53,992
Non-current Liabilities
Long-term debt
Automotive	3,420	—	(1)	3,419	3,425	—	(1)	3,424
GM Financial	—	8,033	—	8,033	—	7,108	—	7,108
Postretirement benefits other than pensions	7,246	—	—	7,246	7,309	—	—	7,309
Pensions	26,775	—	—	26,775	27,420	—	—	27,420
Other liabilities and deferred income taxes	13,301	764	(637)	13,428	13,048	712	(591)	13,169
Total non-current liabilities	50,742	8,797	(638)	58,901	51,202	7,820	(592)	58,430
Total Liabilities	101,940	14,265	(765)	115,440	101,294	11,817	(689)	112,422
Equity
Preferred stock, $0.01 par value
Series A	5,536	—	—	5,536	5,536	—	—	5,536
Series B	4,855	—	—	4,855	4,855	—	—	4,855
Common stock, $0.01 par value	14	—	—	14	14	—	—	14
Capital surplus (principally additional paid-in capital)	23,776	—	—	23,776	23,834	—	—	23,834
Retained earnings	6,350	4,668	(1)	11,017	5,503	4,554	—	10,057
Accumulated other comprehensive loss	(7,601)	(9)	(1)	(7,611)	(8,048)	(3)	(1)	(8,052)
Total stockholders’ equity	32,930	4,659	(2)	37,587	31,694	4,551	(1)	36,244
Noncontrolling interests	748	—	—	748	756	—	—	756
Total Equity	33,678	4,659	(2)	38,335	32,450	4,551	(1)	37,000
Total Liabilities and Equity	$135,618	$18,924	$(767)	$153,775	$133,744	$16,368	$(690)	$149,422

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Current Assets

Marketable securities decreased by $2.4 billion (or 27.0%) due primarily to our reinvesting in shorter term cash equivalents as these marketable securities matured to rebalance our securities portfolio in the normal course of business.

Accounts and notes receivable, net increased by $2.2 billion (or 20.8%) due primarily to a net increase of $2.1 billion related to an increase in GMNA vehicle sales in the month of March 2013 compared to the month of December 2012 attributable to the December holiday shutdown.

Current Liabilities

GM Financial short-term debt and current portion of long-term debt increased by $1.4 billion (or 38.4%) due primarily to: (1) borrowings on credit facilities of $1.5 billion; (2) current portion of $0.3 billion from the issuance of securitization notes payable; and (3) long-term debt reclassed to current of $0.6 billion; partially offset by (4) principal payments of $1.0 billion.

Non-Current Liabilities

GM Financial Long-term debt increased by $0.9 billion (or 13.0%) due primarily to: (1) long-term portion of $0.7 billion from the issuance of securitization notes payable and (2) issuance of debt on a credit facility with a term of more than 12 months of $0.9 billion; partially offset by (3) long-term debt reclassed to current of $0.6 billion.

GM North America
(Dollars in Millions)

	Three Months Ended		Three Months Ended
	March 31, 2013	March 31, 2012	2013 vs. 2012 Change
			Amount	%
Total net sales and revenue	$22,979	$23,175	$(196)	(0.8)%
EBIT-adjusted	$1,414	$1,642	$(228)	(13.9)%

GMNA Total Net Sales and Revenue

In the three months ended March 31, 2013 Total net sales and revenue decreased by $0.2 billion (or 0.8%) due primarily to: (1) decreased wholesale volumes of $0.5 billion representing 19,000 vehicles (or 2.2%) due to plant conversions as we retool for our next generation full-size trucks; and (2) unfavorable vehicle pricing of $0.2 billion; partially offset by (3) favorable vehicle mix of $0.6 billion.

GMNA EBIT-Adjusted

In the three months ended March 31, 2013 EBIT-adjusted decreased by $0.2 billion (or 13.9%) due primarily to: (1) decreased wholesale volumes of $0.2 billion due to plant conversions as we retool for our next generation full-size trucks; (2) unfavorable vehicle pricing of $0.2 billion; (3) increase in manufacturing expense, including new launches, of $0.1 billion; and (4) decrease in U.S. pension income of $0.1 billion due to settlement of the salaried retiree pension plan; partially offset by (5) a reduction in unfavorable warranty and policy adjustments of $0.2 billion, (6) favorable net vehicle mix of $0.1 billion; and (7) decreased material and freight costs of $0.1 billion.

GM Europe
(Dollars in Millions)

	Three Months Ended		Three Months Ended
	March 31, 2013	March 31, 2012	2013 vs. 2012 Change
			Amount	%
Total net sales and revenue	$4,818	$5,255	$(437)	(8.3)%
EBIT (loss)-adjusted	$(175)	$(294)	$119	(40.5)%

GME Total Net Sales and Revenue

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2013 Total net sales and revenue decreased by $0.4 billion (or 8.3%) due primarily to decreased wholesale volumes of $0.3 billion representing 17,000 vehicles (or 6.5%) due to the weak European economy.

GME EBIT (Loss)-Adjusted

In the three months ended March 31, 2013 EBIT (loss)-adjusted decreased by $0.1 billion (or 40.5%) due primarily to: (1) lower manufacturing costs of $0.1 billion due primarily to decreased amortization and depreciation expense due to asset impairments recorded in December 2012, which decreased the depreciable base; and (2) lower engineering expenses of $0.1 billion; offset by (3) unfavorable net vehicle mix of $0.1 billion; and (4) unfavorable foreign currency effect of $0.1 billion.

GM International Operations
(Dollars in Millions)

	Three Months Ended		Three Months Ended
	March 31, 2013	March 31, 2012	2013 vs. 2012 Change
			Amount	%
Total net sales and revenue	$4,820	$5,016	$(196)	(3.9)%
EBIT-adjusted	$495	$521	$(26)	(5.0)%

GMIO Total Net Sales and Revenue

In the three months ended March 31, 2013 Total net sales and revenue decreased by $0.2 billion (or 3.9%) due primarily to: (1) decrease of $0.2 billion in wholesale volume of Chevrolet brand vehicles of 16,000 primarily in Europe offset by an increase of $0.2 billion from consolidation of HKJV effective September 2012 resulting in an inclusion of 23,000 wholesale vehicle sales; (2) unfavorable vehicle mix of $0.1 billion; and (3) unfavorable net foreign currency effect of $0.1 billion due to the weakening of the South Africa Rand against the U.S. Dollar.

The vehicle sales of our China JVs are not reflected in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, net of tax.

GMIO EBIT-Adjusted

In the three months ended March 31, 2013 EBIT-adjusted remained flat, due primarily to: (1) increased equity income, net of tax, of $0.1 billion from our interest in the increased net income of our China JVs; offset by (2) unfavorable net vehicle mix of $0.1 billion; and (3) unfavorable net foreign currency effect of $0.1 billion due primarily to the weakening of the South Africa Rand against the U.S. Dollar. Market conditions in GMIO outside of China continue to be challenging.

GM South America
(Dollars in Millions)

	Three Months Ended		Three Months Ended
	March 31, 2013	March 31, 2012	2013 vs. 2012 Change
			Amount	%
Total net sales and revenue	$3,691	$3,867	$(176)	(4.6)%
EBIT (loss)-adjusted	$(38)	$153	$(191)	n.m.
__________
n.m. = not meaningful

GMSA Total Net Sales and Revenue

In the three months ended March 31, 2013 Total net sales and revenue decreased by $0.2 billion (or 4.6%) due primarily to: (1) unfavorable net foreign currency effect of $0.3 billion, due to the strengthening of the U.S. Dollar against the Brazilian Real and Argentinian Peso; and (2) decreased wholesale volumes of $0.1 billion representing a decrease of 4,000 vehicles (or 1.7%) consisting of a decrease of 19,000 vehicles spread across several countries with the largest decrease of 8,000 vehicles in Venezuela partially offset by increased wholesale volumes of 15,000 in Brazil; partially offset by (3) favorable vehicle mix of $0.1 billion due to increased sales of the Chevrolet Cruze HB and Chevrolet S10; and (4) favorable vehicle pricing of $0.1 billion, primarily in Argentina due to higher inflation and in Venezuela due to the hyperinflationary economy.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMSA EBIT (Loss)-Adjusted

In the three months ended March 31, 2013 EBIT(loss)-adjusted was $38 million compared to EBIT-adjusted of $0.2 billion in the three months ended March 31, 2012 due primarily to: (1) unfavorable net foreign currency effect of $0.2 billion, due to the strengthening of the U.S. Dollar against the Brazilian Real and Argentinian Peso; and (2) unfavorable due to a non-recurring bargain gain of $50 million on the purchase of GMAC de Venezuela CA in the corresponding period of 2012; partially offset by (3) favorable vehicle pricing effect of $0.1 billion, primarily in Argentina due to higher inflation and in Venezuela due to the hyperinflationary economy.

GM Financial
(Dollars in Millions)

	Three Months Ended		Three Months Ended
	March 31, 2013	March 31, 2012	2013 vs. 2012 Change
			Amount	%
GM Financial revenue	$540	$431	$109	25.3%
Income before income taxes	$180	$181	$(1)	(0.6)%

GM Financial Revenue

In the three months ended March 31, 2013 GM Financial revenue increased by $109 million (or 25.3%) due primarily to: (1) increased finance income of $56 million due to a larger loan portfolio balance; and (2) increased lease income of $54 million due to a larger lease portfolio.

GM Financial Income Before Income Taxes

In the three months ended March 31, 2013 Income before income taxes remained flat due primarily to: (1) increased finance income of $56 million due to a larger loan portfolio; and (2) increased lease income of $54 million due to a larger lease portfolio; offset by (3) increased leased vehicle expenses of $40 million due to a larger lease portfolio; (4) increased provision for loan losses of $46 million due to a larger loan portfolio; and (5) increased interest expense of $19 million due to an increase in average debt outstanding.

Average debt outstanding in the three months ended March 31, 2013 and 2012 was $11.2 billion and $8.6 billion and the effective rate of interest paid for each period was 3.0%.

Corporate
(Dollars in Millions)

	Three Months Ended		Three Months Ended
	March 31, 2013	March 31, 2012	2013 vs. 2012 Change
			Amount	%
Net loss attributable to stockholders	$(464)	$(202)	$(262)	129.7%

Corporate Net Loss Attributable to Stockholders

In the three months ended March 31, 2013 Net loss attributable to stockholders increased by $0.3 billion (or 129.7%) due primarily to an increase in income tax expense of $0.2 billion.

Liquidity and Capital Resources
Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our secured revolving credit facilities will be sufficient to meet our liquidity needs. However we expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations. Our known material future uses of cash which may vary from time to time based on market conditions and other factors include, among other possible demands: (1) reinvestment in our business through capital expenditures of approximately $8 billion annually as well as engineering

GENERAL MOTORS COMPANY AND SUBSIDIARIES

and product development activities; (2) acquiring certain Ally Financial international operations for approximately $4.2 billion and repayment of a loan assumed as part of the acquisition for approximately $1.3 billion; (3) payments to service debt and other long-term obligations; (4) dividend payments on our Series A and Series B Preferred Shares of $0.8 billion annually; and (5) certain litigation and income and indirect tax-related administrative proceedings that may require that we make payments or deposit funds in escrow estimated at $0.9 billion.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2012 Form 10-K, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Recent Management Initiatives

We continue to monitor and evaluate opportunities to strengthen our balance sheet and competitive position. These actions may include opportunistic payments to reduce our long-term obligations while maintaining minimal financial leverage as well as the possibility of acquisitions, dispositions and strategic alliances that we believe would generate significant advantages and substantially strengthen our business. These actions may include additional loans, investments with our joint venture partners or the acquisitions of certain operations or ownership stakes in outside businesses. These actions may negatively impact our liquidity in the short-term.

In November 2012 GM Financial entered into agreements with Ally Financial to acquire Ally Financial's automotive finance and financial services businesses in Europe and Latin America and Ally Financial's equity interests in GMAC-SAIC that conducts automotive finance services operations in China. The purchase price to acquire this business and equity interests is approximately $4.2 billion, subject to certain possible closing adjustments.

In April 2013 GM Financial completed the acquisition of Ally Financial's European and Latin American automotive finance operations except for France, Portugal and Brazil. GM Financial paid approximately $2.4 billion, subject to certain closing adjustments, to acquire these businesses. In addition GM Financial repaid a $1.3 billion loan that was assumed as part of the acquisition. We provided GM Financial with additional funding, including a capital contribution of $1.3 billion and an intercompany loan of $0.8 billion, to complete these acquisitions. Refer to Note 24 to our condensed consolidated financial statements for additional information on these acquisitions.

GM Financial's acquisition of Ally Financial's French, Portuguese and Brazilian automotive finance operations and the equity interests in GMAC-SAIC are subject to certain regulatory and other approvals, and are expected to close in 2013 or early 2014. GM Financial expects to pay approximately $1.8 billion to close these acquisitions, subject to certain closing adjustments.

In April 2013 we made a payment of $0.7 billion to redeem early the remaining balance of GM Korea's mandatorily redeemable preferred shares that had a carrying amount of $0.5 billion. We recorded the difference of $0.2 billion as a loss on extinguishment of debt in April 2013. Following the redemption, we received proceeds of $0.1 billion on security interests in the preferred shares. These interests had been classified as an available-for-sale marketable security.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidating Statements of Cash Flows
(In millions)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Automotive	GM Financial	Consolidated	Automotive	GM Financial	Consolidated
Net cash provided by operating activities	$543	$276	$819	$2,272	$227	$2,499
Cash flows from investing activities
Expenditures for property	(1,939)	(1)	(1,940)	(1,990)	(4)	(1,994)
Available-for-sale marketable securities, acquisitions	(564)	—	(564)	(2,368)	—	(2,368)
Trading marketable securities, acquisitions	(1,773)	—	(1,773)	(2,198)	—	(2,198)
Available-for-sale marketable securities, liquidations	985	—	985	4,027	—	4,027
Trading marketable securities, liquidations	3,727	—	3,727	1,694	—	1,694
Acquisition of companies, net of cash acquired	(1)	—	(1)	56	—	56
Proceeds from sale of business units/investments, net of cash disposed	(82)	—	(82)	—	—	—
Increase in restricted cash and marketable securities	(69)	(105)	(174)	(75)	(101)	(176)
Decrease in restricted cash and marketable securities	166	22	188	152	163	315
Purchases and funding of finance receivables	—	(2,374)	(2,374)	—	(1,369)	(1,369)
Principal collections and recoveries on finance receivables	—	1,861	1,861	—	1,016	1,016
Purchases of leased vehicles, net	—	(478)	(478)	—	(304)	(304)
Proceeds from termination of leased vehicles	—	37	37	1	7	8
Other investing activities	78	—	78	(25)	26	1
Net cash provided by (used in) investing activities	528	(1,038)	(510)	(726)	(566)	(1,292)
Cash flows from financing activities
Net increase (decrease) in short-term debt	50	—	50	(146)	—	(146)
Proceeds from issuance of debt (original maturities greater than three months)	158	3,384	3,542	140	2,254	2,394
Payments on debt (original maturities greater than three months)	(183)	(1,001)	(1,184)	(110)	(1,947)	(2,057)
Dividends paid	(218)	—	(218)	(217)	—	(217)
Other financing activities	(10)	(13)	(23)	3	(5)	(2)
Net cash provided by (used in) financing activities	(203)	2,370	2,167	(330)	302	(28)
Effect of exchange rate changes on cash and cash equivalents	(254)	(1)	(255)	127	1	128
Net transactions with Automotive/GM Financial	(1)	1	—	(73)	73	—
Net increase in cash and cash equivalents	613	1,608	2,221	1,270	37	1,307
Cash and cash equivalents at beginning of period	17,133	1,289	18,422	15,499	572	16,071
Cash and cash equivalents at end of period	$17,746	$2,897	$20,643	$16,769	$609	$17,378

Automotive

Available Liquidity

Total available liquidity includes cash, cash equivalents, current marketable securities and funds available under credit facilities. At March 31, 2013 our available liquidity was $35.3 billion, including funds available under credit facilities of $11.0 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Available liquidity held within North America and at our regional treasury centers represented approximately 83% of our available liquidity at March 31, 2013. A portion of our available liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods including intercompany loans to utilize these funds across our global operations as needed.

Our cash equivalents and marketable securities balances include investments in U.S. government and agency obligations, foreign government securities, time deposits and certificates of deposits and corporate debt securities, and are primarily denominated in U.S. Dollars. We expect to maintain a sufficient amount of Canadian Dollar (CAD) denominated cash investments to offset certain CAD denominated liabilities, which primarily relate to pension and other postretirement benefits liabilities. These cash investments will incur foreign currency exchange gains or losses based on the movement of the CAD in relation to the U.S. Dollar and will

GENERAL MOTORS COMPANY AND SUBSIDIARIES

therefore reduce our net CAD foreign currency exchange exposure. We held cash investments in CAD denominated securities of $3.2 billion at March 31, 2013. These funds continue to be available to fund our normal ongoing operations and are included in our available liquidity.

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

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$17,746	$17,133
Marketable securities	6,560	8,988
Available liquidity	24,306	26,121
Available under credit facilities	11,003	11,119
Total available liquidity	$35,309	$37,240

In the three months ended March 31, 2013 total available liquidity decreased by $1.9 billion due primarily to: (1) capital expenditures of $1.9 billion; (2) decrease in cash balances due to unfavorable foreign exchange of $0.3 billion; and (3) cash used in financing activities of $0.2 billion relating primarily to dividend payments on our preferred shares; partially offset by (4) cash provided by operating activities of $0.5 billion.

Credit Facilities

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity and to fund working capital needs at certain of our subsidiaries. The following table summarizes our credit facilities (dollars in millions):

	Total Credit Facilities		Amounts Available Under Credit Facilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Secured revolving credit facilities	$11,000	$11,000	$10,656	$10,793
Other(a)	500	415	347	326
Total	$11,500	$11,415	$11,003	$11,119
__________

(a)	Includes an unutilized credit facility of $200 million that we terminated in April 2013.

Our primary borrowing capacity under credit facilities comes from our secured revolving credit facilities comprising a three-year, $5.5 billion facility and a five-year, $5.5 billion facility. Obligations under the secured revolving credit facilities are guaranteed by certain of our domestic subsidiaries and secured by a substantial portion of our domestic assets excluding cash, cash equivalents, marketable securities and GM Financial. Availability under the secured revolving credit facilities is subject to borrowing base restrictions.

The three-year, $5.5 billion facility is available to GM Financial as well as other certain wholly-owned domestic and international subsidiaries. The facility includes various sub-limits including a GM Financial borrowing sub-limit of $4.0 billion, a multi-currency borrowing sub-limit of $3.5 billion, a Brazilian Real borrowing sub-limit of $0.5 billion, and a letter of credit sub-facility limit of $1.5 billion. At March 31, 2013 GM Financial has not borrowed under the three-year $5.5 billion facility. We had amounts in use under the letter of credit sub-facility of $0.3 billion at March 31, 2013. We may borrow against this facility from time to time for strategic initiatives and for general corporate purposes.

The five-year, $5.5 billion facility is not available to GM Financial and allows for borrowings in U.S. Dollars and other currencies and includes a letter of credit sub-limit of $0.5 billion. While we do not expect to draw on the five-year facility, it provides additional liquidity, financing flexibility and is available for general corporate purposes.

Cash Flow

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Operating Activities

In the three months ended March 31, 2013 net cash provided by operating activities decreased by $1.7 billion due primarily to: (1) lower net income excluding non-cash charges relating to depreciation, amortization and impairment charges of $0.8 billion; (2) unfavorable daily rental car activities of $0.4 billion; (3) unfavorable changes in working capital of $0.3 billion; and (4) unfavorable movements in dealer and customer allowances of $0.3 billion.

Investing Activities

In the three months ended March 31, 2013 net cash provided by investing activities was $0.5 billion compared to net cash used in investing activities of $0.7 billion in the three months ended March 31, 2012 due primarily to: (1) proceeds in excess of new investments in marketable securities of $1.2 billion as we reinvested maturing marketable securities in shorter-term cash equivalents to rebalance our investment portfolio in the normal course of business; and (2) decreased capital expenditures of $0.1 billion.

Financing Activities

In the three months ended March 31, 2013 net cash used in financing activities decreased by $0.1 billion due primarily to: (1) net increase in short-term debt facilities of $0.2 billion; partially offset by (2) additional payments on debt obligations of $0.1 billion.

Free Cash Flow and Adjusted Free Cash Flow

Management believes free cash flow and adjusted free cash flow provide meaningful supplemental information regarding the liquidity of our automotive operations and our ability to generate sufficient cash flow above those required in our business to sustain our operations. We measure free cash flow as cash flow from operations less capital expenditures. We measure adjusted free cash flow as free cash flow adjusted for certain voluntary management actions, primarily related to strengthening our balance sheet. These voluntary management actions represent items that management does not consider when assessing and managing the operational and financial performance of the organization and its management teams. Management believes that adjusting for these actions allows for greater transparency of operating trends and performance between periods. While management believes that free cash flow and adjusted free cash flow provide useful information, they are not operating measures under U.S. GAAP and there are limitations associated with their use. Our calculation of free cash flow and adjusted free cash flow may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result the use of free cash flow and adjusted free cash flow has limitations and should not be considered in isolation from, or as a substitute for, other measures such as cash flows from operating activities. Due to these limitations, free cash flow and adjusted free cash flow are used as supplements to U.S. GAAP measures. The following table summarizes free cash flow and adjusted free cash flow (dollars in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
Operating cash flow	$543	$2,272
Less: capital expenditures	(1,939)	(1,990)
Free cash flow	(1,396)	282
Adjustments for voluntary management actions	71	—
Adjusted free cash flow	$(1,325)	$282

In the three months ended March 31, 2013 adjustments for voluntary management actions included contributions to the U.S. salaried pension plan of $0.1 billion.

Automotive Financing - GM Financial

Liquidity Overview

GM Financial's primary sources of cash are finance charge income, servicing fees, net distributions from securitization trusts, borrowings under credit facilities, transfers of finance receivables to trusts in securitization transactions, collections and recoveries on finance receivables and net proceeds from senior notes transactions. GM Financial's primary uses of cash are purchases of finance receivables and leased assets, funding of commercial finance receivables, repayment of credit facilities, securitization of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

notes payable and other indebtedness, funding credit enhancement requirements for securitization transactions and credit facilities and operating expenses. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt, which could include future opportunistic repayments or borrowings.

GM Financial used cash of $1.4 billion and $1.4 billion for the purchase of consumer finance receivables and $0.5 billion and $0.3 billion for the purchase of leased vehicles in the three months ended March 31, 2013 and 2012. GM Financial used cash of $1.0 billion for the funding of commercial finance receivables in the three months ended March 31, 2013. These purchases were funded initially utilizing cash and borrowings under credit facilities and subsequently funded in securitization transactions. GM Financial received cash of $1.9 billion and $1.0 billion from collections and recoveries on finance receivables in the three months ended March 31, 2013 and 2012.

Available Liquidity

The following table summarizes GM Financial's available liquidity (dollars in millions):

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$2,897	$1,289
Borrowing capacity on unpledged eligible receivables	64	706
Borrowing capacity on unpledged eligible leased assets	44	643
Available liquidity	$3,005	$2,638

The increase in liquidity is due primarily to the addition of a warehouse credit facility to fund GM Financial's commercial lending assets.

Subsequent to March 31, 2013, in connection with the acquisition of certain of Ally Financial's European and Latin American automotive finance operations discussed above, GM Financial received a capital contribution from us of $1.3 billion and an intercompany loan of $0.8 billion and utilized $1.6 billion of its liquidity.

As previously described, GM Financial has the ability to borrow up to $4.0 billion against our three-year $5.5 billion secured revolving credit facility. GM Financial's borrowings under the facility are limited by our ability to borrow the entire amount available under the facility. Therefore GM Financial may be able to borrow up to $4.0 billion or may be unable to borrow depending on our borrowing activity. If GM Financial does borrow under the facility it expects such borrowings would be short-term in nature. Neither GM Financial, nor any of its subsidiaries, guarantee any obligations under this facility and none of its subsidiaries' assets secure this facility.

Credit Facilities

In the normal course of business, in addition to using available cash, GM Financial pledges receivables to and borrows under credit facilities to fund operations and repays these borrowings as appropriate under GM Financial's cash management strategy.

The following table summarizes those credit facilities (dollars in millions):

	March 31, 2013		December 31, 2012
	Facility Amount	Advances Outstanding	Facility Amount	Advances Outstanding
Syndicated warehouse facility(a)	$2,500	$948	$2,500	$—
U.S. lease warehouse facility(b)	$1,200	864	$600	—
U.S. floor plan warehouse facility(c)	$1,000	500
Canada lease warehouse facility(d)	$787	407	$803	354
Total		$2,719		$354
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(c)
In March 2013 we entered into a $1.0 billion floorplan facility in the U.S. In March 2014 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid in fixed amounts over a six month period with a final maturity in August 2014.

(d)
In July 2013 when the revolving period ends, and if the facility is not renewed, the outstanding balance will be repaid over time based on the amortization of the related leased assets pledged until January 2019 when any remaining balance will be due and payable. The facility amount represents CAD $800 million at March 31, 2013 and December 31, 2012, and the advances outstanding amount represents CAD $414 million and CAD $353 million at March 31, 2013 and December 31, 2012.

GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the credit facilities. GM Financial's funding agreements contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict GM Financial's ability to obtain additional borrowings and/or remove GM Financial as servicer. As of March 31, 2013 GM Financial was in compliance with all covenants in its credit facilities.

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers' commitments, certain product-related claims and third party commercial loans and other obligations. The maximum potential obligation under these commitments was $23.1 billion and $23.5 billion at March 31, 2013 and December 31, 2012.

Refer to Note 17 to our condensed consolidated financial statements for additional information on guarantees we have provided.

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

The following table summarizes dividends paid on our Series A and B Preferred Stock (dollars in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
Series A Preferred Stock	$155	$155
Series B Preferred Stock(a)	60	60
Total Preferred Stock dividends paid	$215	$215
__________

(a)	Cumulative unpaid dividends on our Series B Preferred Stock were $20 million at March 31, 2013 and 2012.

Employees

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At March 31, 2013 we employed 217,000 employees of whom 145,000 (67%) were hourly employees and 72,000 (33%) were salaried employees. The following table summarizes worldwide employment (in thousands):

	March 31, 2013	December 31, 2012
GMNA(a)	105	101
GME	36	37
GMIO	39	39
GMSA	33	32
GM Financial	4	4
Total worldwide	217	213

U.S. - Salaried(a)	33	30
U.S. - Hourly	50	50
_________

(a)	Headcount increased primarily due to the insourcing of certain information technology support functions that were previously provided by outside parties.

Critical Accounting Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2012 Form 10-K.

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

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since December 31, 2012. Refer to Item 7A in our 2012 Form 10-K.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our management, with the participation of our Chairman and CEO and Senior Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2013. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Controls

There have not been any changes in internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to our 2012 Form 10-K for a full description of our material pending legal proceedings. There have been no material changes to the Legal Proceedings disclosed in our 2012 Form 10-K.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2012 Form 10-K.
*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities for Cash

No shares were repurchased in the three months ended March 31, 2013.

Other Purchases of Equity Securities

The following table summarizes our non-cash purchases of equity securities in each of the three months ended March 31, 2013:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1, 2013 through January 31, 2013	10,471	$28.94	N/A	N/A
February 1, 2013 through February 28, 2013	311,077	$28.62	N/A	N/A
March 1, 2013 through March 31, 2013	3,720,987	$28.03	N/A	N/A
Total	4,042,535	$28.08
_________
N/A = not applicable

(a)
Represents shares of common stock delivered by employees or directors back to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units and Restricted Stock Awards relating to compensation plans and shares of common stock retained by us for the payment of the exercise price upon the exercise of warrants. Refer to Note 22 to our condensed consolidated financial statements for additional details on employee stock incentive plans and Note 24 to our consolidated financial statements in our 2012 Form 10-K for additional details on warrants issued.

*  *  *  *  *  *  *

Item 6. Exhibits

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Controller and Chief Accounting Officer
Date:	May 2, 2013