Form 10-Q/A
period 2013-03-31
General Motors Co
filed 2013-05-09
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for General Motors Company for the period ended March 31, 2013 filed with the Securities and Exchange Commission on May 2, 2013 (Form 10-Q) is to furnish the correct version of Exhibit 32.2 Certification of the Chief Financial Officer (the Exhibit) included in Item 6 of the Form 10-Q in place of an incorrectly dated version that was inadvertently transmitted previously. This correct Exhibit was prepared timely and accurately and was appropriately reviewed and signed prior to the original filing. This Amendment No. 1 only affects the Exhibit and does not otherwise change or update the disclosures or financial information set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

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

*  *  *  *  *  *  *

Item 6. Exhibits

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS*	XBRL Instance Document	Furnished with this Report
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report
__________

*	Submitted electronically with this Report.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Controller and Chief Accounting Officer
Date:	May 9, 2013