Form 10-Q
period 2013-06-30
General Motors Co
filed 2013-07-25
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 19, 2013 the number of shares outstanding of common stock was 1,384,137,860 shares.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales and revenue
Automotive	$38,240	$37,127	$74,584	$74,455
GM Financial	835	487	1,375	918
Total	39,075	37,614	75,959	75,373
Costs and expenses
Automotive cost of sales	33,824	32,678	66,441	65,588
GM Financial operating and other expenses	575	268	931	516
Automotive selling, general and administrative expense	2,925	2,847	5,877	5,835
Goodwill impairment charges (Note 8)	—	—	—	617
Total costs and expenses	37,324	35,793	73,249	72,556
Operating income	1,751	1,821	2,710	2,817
Automotive interest expense	61	118	152	228
Interest income and other non-operating income, net	251	139	422	414
Loss on extinguishment of debt (Note 12)	240	—	240	18
Income before income taxes and equity income	1,701	1,842	2,740	2,985
Income tax expense (Note 17)	742	241	1,151	457
Equity income, net of tax (Note 7)	429	300	984	723
Net income	1,388	1,901	2,573	3,251
Net (income) loss attributable to noncontrolling interests	26	(55)	16	(90)
Net income attributable to stockholders	$1,414	$1,846	$2,589	$3,161
Net income attributable to common stockholders	$1,200	$1,487	$2,160	$2,491

Earnings per share (Note 20)
Basic
Basic earnings per common share	$0.87	$0.95	$1.57	$1.59
Weighted-average common shares outstanding	1,376	1,569	1,374	1,571
Diluted
Diluted earnings per common share	$0.75	$0.90	$1.37	$1.49
Weighted-average common shares outstanding	1,677	1,671	1,668	1,681

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$1,388	$1,901	$2,573	$3,251
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(506)	(115)	(243)	(52)
Cash flow hedging losses, net	—	(2)	—	(2)
Unrealized losses on securities, net	(5)	(136)	(18)	(140)
Defined benefit plans, net	79	15	262	58
Other comprehensive income (loss), net of tax	(432)	(238)	1	(136)
Comprehensive income	956	1,663	2,574	3,115
Comprehensive (income) loss attributable to noncontrolling interests	29	(44)	27	(88)
Comprehensive income attributable to stockholders	$985	$1,619	$2,601	$3,027

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$19,697	$18,422
Marketable securities (Note 4)	6,258	8,988
Restricted cash and marketable securities (Note 4)	1,067	686
Accounts and notes receivable (net of allowance of $305 and $311)	11,119	10,395
GM Financial receivables, net (including receivables transferred to SPEs of $8,726 and $3,444; Note 5)	10,865	4,044
Inventories (Note 6)	14,777	14,714
Equipment on operating leases, net	2,492	1,782
Deferred income taxes	9,771	9,429
Other current assets	1,699	1,536
Total current assets	77,745	69,996
Non-current Assets
Restricted cash and marketable securities (Note 4)	726	682
GM Financial receivables, net (including receivables transferred to SPEs of $10,283 and $6,458; Note 5)	11,453	6,954
Equity in net assets of nonconsolidated affiliates (Note 7)	7,463	6,883
Property, net	25,351	24,196
Goodwill (Note 8)	1,993	1,973
Intangible assets, net (Note 9)	6,598	6,809
GM Financial equipment on operating leases, net (including assets transferred to SPEs of $663 and $540)	2,575	1,649
Deferred income taxes	26,608	27,922
Other assets	2,598	2,358
Total non-current assets	85,365	79,426
Total Assets	$163,110	$149,422
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$26,820	$25,166
Short-term debt and current portion of long-term debt (Note 12)
Automotive (including certain debt at VIEs of $244 and $228; Note 10)	699	1,748
GM Financial (including certain debt at VIEs of $7,865 and $3,770; Note 10)	9,262	3,770
Accrued liabilities	23,240	23,308
Total current liabilities	60,021	53,992
Non-current Liabilities
Long-term debt (Note 12)
Automotive (including certain debt at VIEs of $23 and $122; Note 10)	3,263	3,424
GM Financial (including certain debt at VIEs of $9,206 and $5,608; Note 10)	13,524	7,108
Postretirement benefits other than pensions (Note 14)	7,165	7,309
Pensions (Note 14)	26,661	27,420
Other liabilities and deferred income taxes	13,472	13,169
Total non-current liabilities	64,085	58,430
Total Liabilities	124,106	112,422
Commitments and contingencies (Note 16)
Equity (Note 19)
Preferred stock, $0.01 par value
Series A	5,536	5,536
Series B	4,855	4,855
Common stock, $0.01 par value	14	14
Additional paid-in capital	23,818	23,834
Retained earnings	12,191	10,057
Accumulated other comprehensive loss	(8,040)	(8,052)
Total stockholders’ equity	38,374	36,244
Noncontrolling interests	630	756
Total Equity	39,004	37,000
Total Liabilities and Equity	$163,110	$149,422

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
			Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$5,536	$4,855	$16	$26,391	$7,183	$(5,861)	$871	$38,991
Net income	—	—	—	—	3,161	—	90	3,251
Other comprehensive loss	—	—	—	—	—	(134)	(2)	(136)
Exercise of common stock warrants	—	—	—	3	—	—	—	3
Stock based compensation	—	—	—	5	—	—	—	5
Cumulative dividends and cash dividends paid on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(455)	—	—	(455)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(37)	(37)
Other	—	—	—	—	—	—	(12)	(12)
Balance at June 30, 2012	$5,536	$4,855	$16	$26,399	$9,889	$(5,995)	$910	$41,610

Balance at December 31, 2012	$5,536	$4,855	$14	$23,834	$10,057	$(8,052)	$756	$37,000
Net income (loss)	—	—	—	—	2,589	—	(16)	2,573
Other comprehensive income (loss)	—	—	—	—	—	12	(11)	1
Exercise of common stock warrants	—	—	—	2	—	—	—	2
Stock based compensation	—	—	—	(32)	—	—	—	(32)
Cumulative dividends and cash dividends paid on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(455)	—	—	(455)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(52)	(52)
Other	—	—	—	14	—	—	(47)	(33)
Balance at June 30, 2013	$5,536	$4,855	$14	$23,818	$12,191	$(8,040)	$630	$39,004

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
Net cash provided by operating activities	$5,712	$6,441
Cash flows from investing activities
Expenditures for property	(3,833)	(4,059)
Available-for-sale marketable securities, acquisitions	(1,841)	(2,928)
Trading marketable securities, acquisitions	(2,967)	(3,997)
Available-for-sale marketable securities, liquidations	2,387	7,592
Trading marketable securities, liquidations	4,921	3,625
Acquisition of companies, net of cash acquired	(2,111)	54
Proceeds from sale of business units/investments, net of cash disposed	(81)	3
Increase in restricted cash and marketable securities	(477)	(275)
Decrease in restricted cash and marketable securities	553	724
Purchases and funding of finance receivables	(10,023)	(2,874)
Principal collections and recoveries on finance receivables	8,788	2,040
Purchases of leased vehicles, net	(1,126)	(610)
Proceeds from termination of leased vehicles	84	20
Other investing activities	(75)	(140)
Net cash used in investing activities	(5,801)	(825)
Cash flows from financing activities
Net increase (decrease) in short-term debt	98	(156)
Proceeds from issuance of debt (original maturities greater than three months)	11,417	5,278
Payments on debt (original maturities greater than three months)	(9,075)	(4,077)
Dividends paid	(474)	(459)
Other financing activities	(113)	(20)
Net cash provided by financing activities	1,853	566
Effect of exchange rate changes on cash and cash equivalents	(489)	(69)
Net increase in cash and cash equivalents	1,275	6,113
Cash and cash equivalents at beginning of period	18,422	16,071
Cash and cash equivalents at end of period	$19,697	$22,184
Supplemental cash flow information:
Non-cash property additions	$3,457	$3,737

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

Recently Adopted Accounting Principles

On January 1, 2013 we adopted Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This ASU does not change current requirements for reporting net income or other comprehensive income in financial statements; rather, it requires certain disclosures of the amount of reclassifications of items from other comprehensive income to net income by component. The related disclosures are presented in Note 19.

Note 3. Acquisition of Businesses

Acquisition of Certain Ally Financial International Operations

In November 2012 GM Financial entered into a definitive agreement with Ally Financial to acquire 100% of the outstanding equity interests in the top level holding companies of its automotive finance and financial services operations in Europe and Latin America and a separate agreement to acquire Ally Financial’s non-controlling equity interest in GMAC-SAIC Automotive Finance Company Limited (GMAC-SAIC), which conducts automotive finance and other financial services in China.

On April 1, 2013 GM Financial completed the acquisition of Ally Financial's European and Latin American automotive finance operations except for France, Portugal and Brazil; and on June 1, 2013 completed the acquisition of Ally Financial's automotive finance operations in France and Portugal. The aggregate consideration for these acquisitions was $2.6 billion, subject to certain closing adjustments, of which $65 million is contingent upon closing the acquisition of Ally Financial's Brazilian automotive finance operations described below. Acquisition-related costs were insignificant. In addition GM Financial repaid loans of $1.4

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

billion that were assumed as part of the acquisitions. GM Financial recorded the fair value of the assets acquired and liabilities assumed on the acquisition dates.

GM Financial's acquisition of Ally Financial's Brazilian automotive finance operations and the equity interest in GMAC-SAIC are subject to certain regulatory and other approvals and are expected to close in 2013 or early 2014 or as soon as practical thereafter. GM Financial expects to pay approximately $1.5 billion to close these acquisitions subject to certain closing adjustments.

The following table summarizes the aggregate consideration and the assets acquired and liabilities assumed at the acquisition dates before eliminations for net intercompany receivables of approximately $300 million (dollars in millions):

Cash	$440
Restricted cash	525
Finance receivables	10,981
Other assets, including identifiable intangible assets	247
Secured and unsecured debt	(8,910)
Other liabilities	(722)
Identifiable net assets acquired	2,561
Goodwill resulting from the acquisition	57
Aggregate consideration	$2,618

The fair value of finance receivables was determined using a discounted cash flow approach. The contractual cash flows were adjusted for estimated prepayments, defaults, recoveries, finance charge income and servicing costs and discounted using a discount rate commensurate with risks and maturity inherent in the finance contracts. The contractually required payments receivable, cash flows expected to be collected and fair value for finance receivables acquired with deteriorated credit quality at the acquisition date were $2.0 billion, $1.8 billion and $1.6 billion. The contractually required payments receivable, cash flows not expected to be collected and fair value for other acquired finance receivables were $10.1 billion, $130 million and $9.4 billion. The fair value of secured and unsecured debt was determined using quoted market prices when available and a discounted cash flow approach when not available.

We recorded goodwill in the amount of $57 million for the excess of the aggregate consideration over the fair value of the individual assets acquired and liabilities assumed and such amount is primarily attributed to the value of the incremental GM Financial business expected. The recorded goodwill is subject to further adjustment, pending the closing of the acquisition of the remaining international operations as well as any potential adjustments resulting from the finalization of closing balance sheet audits. Valuations and assumptions pertaining to income taxes are subject to change as additional information is obtained during the measurement period. All of the goodwill was assigned to the GM Financial segment and will be assigned to reporting units, which will be determined pending completion of the remaining acquisitions. The goodwill is not tax deductible.

The results of the acquired European and Latin American automotive finance operations are included in GM Financial's results beginning April 1, 2013 and the results of the acquired operations in France and Portugal are included in GM Financial's results beginning June 1, 2013. The following table summarizes the actual amounts of revenue and earnings included in our condensed consolidated financial statements as well as certain pro forma revenue and earnings of the combined entity had these acquisitions occurred as of January 1, 2012, without consideration of historical transactions between the acquired operations and us, as it is impracticable to obtain such information (dollars in millions):

	Certain Ally Operations Amounts Included in Results	Pro Forma-Combined
	Three Months Ended	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total net sales and revenue	$248	$37,874	$76,200	$75,911
Net income attributable to stockholders	$54	$1,932	$2,629	$3,286

Acquisition of SAIC GM Investment Limited

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

The following table summarizes information regarding marketable securities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

		June 30, 2013		December 31, 2012
	Fair Value Level		Fair Value		Fair Value
		Cost		Cost
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	2	$1,923	$1,923	$4,190	$4,190
Certificates of deposit	2	384	384	120	120
Money market funds	1	1,806	1,806	1,799	1,799
Corporate debt	2	6,112	6,112	3,102	3,102
Total available-for-sale securities		$10,225	10,225	$9,211	9,211
Trading securities
Sovereign debt	2		—		1,408
Total trading securities			—		1,408
Total marketable securities classified as cash equivalents			10,225		10,619
Cash, cash equivalents and time deposits			9,472		7,803
Total cash and cash equivalents			$19,697		$18,422
Marketable securities - current
Available-for-sale securities
U.S. government and agencies	2	$1,354	$1,354	$1,231	$1,231
Sovereign debt	2	22	22	30	30
Certificates of deposit	2	—	—	10	10
Corporate debt	2	1,781	1,778	2,313	2,318
Security interest in GM Korea mandatorily redeemable preferred shares	2	21	21	142	177
Equity	1	—	—	—	21
Total available-for-sale securities		$3,178	3,175	$3,726	3,787
Trading securities
Sovereign debt	2		3,083		5,201
Total trading securities			3,083		5,201
Total marketable securities - current			6,258		8,988
Marketable securities - non-current
Available-for-sale securities
Investment in Peugeot S.A.	1	$179	204	$179	179
Total marketable securities - non-current		$179	204	$179	179
Total marketable securities			$6,462		$9,167
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	1	$912	$912	$933	$933
Sovereign debt	2	19	20	23	24
Other	2	13	13	175	175
Total marketable securities classified as restricted cash and marketable securities		$944	945	$1,131	1,132
Restricted cash and cash equivalents and time deposits			848		236
Total restricted cash and marketable securities			$1,793		$1,368

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $1.3 billion and $551 million in the three months ended June 30, 2013 and 2012 and $1.7 billion and $978 million in the six months ended June 30, 2013 and 2012.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the amortized cost and the fair value of investments classified as available-for-sale by contractual maturity at June 30, 2013 (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$9,871	$9,873
Due after one year through five years	1,757	1,754
Total contractual maturities of available-for-sale securities	$11,628	$11,627

Cumulative net unrealized gains on available-for-sale securities were $23 million and $62 million at June 30, 2013 and December 31, 2012. Net unrealized losses on trading securities were $109 million and $111 million in the three months ended June 30, 2013 and 2012 and $132 million and $61 million in the six months ended June 30, 2013 and 2012. Unrealized losses on trading securities are primarily related to the remeasurement of Canadian Dollar (CAD) denominated securities.

Note 5. GM Financial Receivables, net

In April 2012 GM Financial commenced commercial lending activities in the U.S. centered on floorplan financing of dealer vehicle inventory and dealer loans to finance dealer sites, facilities, facility improvements and working capital. In March 2013 GM Financial launched similar commercial lending in Canada. In the three months ended June 30, 2013 GM Financial acquired certain international operations in Europe and Latin America from Ally Financial that conduct consumer and commercial lending activities. All of these loans were made on a secured basis.

As the result of GM Financial's acquisition of the Ally Financial international operations and our October 2010 acquisition of GM Financial, finance receivables are reported in two portfolios: pre-acquisition and post-acquisition portfolios.

The pre-acquisition finance receivables are composed of: (1) finance receivables acquired with the acquisition of GM Financial, all of which were considered to have had deterioration in credit quality; and (2) finance receivables that were considered to have had deterioration in credit quality at the time they were acquired with the acquisition of the Ally Financial international operations. The pre-acquisition portfolio will decrease over time with the amortization of the acquired receivables.

The post-acquisition finance receivables are composed of: (1) finance receivables originated in the U.S. and Canada since the acquisition of GM Financial; (2) finance receivables that were considered to have had no deterioration in credit quality at the time they were acquired with the acquisition of the Ally Financial international operations; and (3) finance receivables originated in all other countries since the applicable acquisition dates of the Ally Financial international operations. The post-acquisition portfolio is expected to grow over time as GM Financial originates new receivables.

The following table summarizes the components of consumer and commercial finance receivables, net (dollars in millions):

	June 30, 2013			December 31, 2012
	Consumer	Commercial	Total	Consumer	Commercial	Total
Pre-acquisition finance receivables, outstanding amount	$2,737	$—	$2,737	$2,162	$—	$2,162
Pre-acquisition finance receivables, carrying amount	$2,551	$—	$2,551	$1,958	$—	$1,958
Post-acquisition finance receivables, net of fees	15,880	4,334	20,214	8,831	560	9,391
Total finance receivables	18,431	4,334	22,765	10,789	560	11,349
Less: allowance for loan losses	(423)	(24)	(447)	(345)	(6)	(351)
Total GM Financial receivables, net	$18,008	$4,310	$22,318	$10,444	$554	$10,998

Of the total allowance for loan losses in the above table, $346 million and $266 million are current at June 30, 2013 and December 31, 2012.

The following tables summarize activity for consumer and commercial finance receivables (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended
	June 30, 2013			June 30, 2012
	Consumer	Commercial	Total	Consumer	Commercial	Total
Pre-acquisition finance receivables, outstanding amount, beginning of period	$1,759	$—	$1,759	$3,675	$—	$3,675
Pre-acquisition finance receivables, carrying amount, beginning of period	$1,580	$—	$1,580	$3,358	$—	$3,358
Post-acquisition finance receivables, net of fees, beginning of period	9,432	836	10,268	6,326	—	6,326
Ally Financial international operations acquisition	6,991	3,290	10,281
Loans funded or purchased	2,468	5,138	7,606	1,489	174	1,663
Charge-offs	(116)	—	(116)	(53)	—	(53)
Principal collections and other	(1,870)	(4,906)	(6,776)	(932)	(46)	(978)
Change in carrying amount adjustment	(1)	—	(1)	(37)	—	(37)
Effect of foreign currency	(53)	(24)	(77)	—	—	—
Balance at end of period	$18,431	$4,334	$22,765	$10,151	$128	$10,279

	Six Months Ended
	June 30, 2013			June 30, 2012
	Consumer	Commercial	Total	Consumer	Commercial	Total
Pre-acquisition finance receivables, outstanding amount, beginning of period	$2,162	$—	$2,162	$4,366	$—	$4,366
Pre-acquisition finance receivables, carrying amount, beginning of period	$1,958	$—	$1,958	$4,027	$—	$4,027
Post-acquisition finance receivables, net of fees, beginning of period	8,831	560	9,391	5,314	—	5,314
Ally Financial international operations acquisition	6,991	3,290	10,281
Loans funded or purchased	3,827	6,136	9,963	2,885	174	3,059
Charge-offs	(248)	—	(248)	(104)	—	(104)
Principal collections and other	(2,845)	(5,628)	(8,473)	(1,852)	(46)	(1,898)
Change in carrying amount adjustment	(30)	—	(30)	(119)	—	(119)
Effect of foreign currency	(53)	(24)	(77)	—	—	—
Balance at end of period	$18,431	$4,334	$22,765	$10,151	$128	$10,279

The following table summarizes the carrying amount and estimated fair value of GM Financial receivables, net (dollars in millions):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
GM Financial receivables, net	$22,318	$22,459	$10,998	$11,313

GM Financial determined the fair value of consumer finance receivables using observable and unobservable inputs within a cash flow model. The inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows is calculated and discounted using a weighted-average cost of capital using unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile as the portfolio. Macroeconomic factors could negatively affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in GM Financial's cash flow model. Substantially all commercial finance

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

receivables either have variable interest rates and maturities of one year or less, or were acquired or originated within the past six months. Therefore, the carrying amount is considered to be a reasonable estimate of fair value.

GM Financial reviews its pre-acquisition finance receivables portfolios for differences between contractual cash flows and the cash flows expected to be collected to determine if the difference is attributable, at least in part, to credit quality. In the six months ended June 30, 2013 and 2012 as a result of improvements in credit performance of the pre-acquisition finance receivables acquired with the acquisition of GM Financial, which resulted in an increase of expected cash flows of $54 million and $170 million, GM Financial transferred the amount of excess cash flows from the non-accretable difference to accretable yield. GM Financial will recognize this excess as finance charge income over the remaining life of the portfolio.

The following table summarizes the activity for accretable yield (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$371	$768	$404	$737
Ally Financial international operations acquisition	249	—	249	—
Accretion of accretable yield	(132)	(143)	(213)	(279)
Transfer from non-accretable difference	6	3	54	170
Effect of foreign currency	(12)	—	(12)	—
Balance at end of period	$482	$628	$482	$628

The following table summarizes activity for the allowance for loan losses on consumer and commercial finance receivables (dollars in millions):

	Three Months Ended(a)		Six Months Ended(a)
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$393	$208	$351	$179
Provision for loan losses	100	62	194	110
Charge-offs	(116)	(53)	(248)	(104)
Recoveries	70	32	150	64
Balance at end of period	$447	$249	$447	$249
________

(a)	The balances and activity of the allowance for commercial loan losses included in the amounts at and for the three and six months ended June 30, 2013 and 2012 were insignificant.

Credit Quality

Consumer Finance Receivables

GM Financial uses proprietary scoring systems that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score), and contract characteristics. In addition to GM Financial's proprietary scoring systems, GM Financial considers other individual consumer factors, such as employment history, financial stability, and capacity to pay. Subsequent to origination, GM Financial reviews the credit quality of retail receivables based on customer payment activity. At the time of loan origination substantially all of GM Financial's international consumers have prime credit ratings. However, the consumer finance receivables originated in North America are predominantly sub-prime. The following table summarizes the credit risk profile by FICO score band, determined at origination of the consumer finance receivables in North America (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
FICO Score less than 540	$3,338	29.3%	$3,011	27.4%
FICO Score 540 to 599	5,301	46.6%	5,014	45.6%
FICO Score 600 to 659	2,397	21.1%	2,513	22.9%
FICO Score 660 and greater	343	3.0%	455	4.1%
Balance at end of period	$11,379	100.0%	$10,993	100.0%

Commercial Finance Receivables

GM Financial's commercial finance receivables consist of dealer financings. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually and, if necessary, the dealer's risk rating is adjusted on the basis of the review.

A summary of the credit risk profile by dealer grouping of the commercial finance receivables is as follows (dollars in millions):

	June 30, 2013	December 31, 2012
Group I - Dealers with strong to superior financial metrics	$240	$99
Group II - Dealers with fair to favorable financial metrics	881	278
Group III - Dealers with marginal to weak financial metrics	2,017	171
Group IV - Dealers with poor financial metrics	780	12
Group V - Dealers warranting special mention due to potential weaknesses	415
Group VI - Dealers with loans classified as impaired	1
	$4,334	$560

The credit lines for Group VI dealers are suspended, and no further funding is extended to these dealers.

Delinquency

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At June 30, 2013 and December 31, 2012 the accrual of finance charge income has been suspended on delinquent consumer finance receivables based on contractual amounts due of $472 million and $503 million. At June 30, 2013 the commercial finance receivables or loans on non-accrual status were insignificant.

Consumer Finance Receivables

GM Financial purchases consumer finance contracts from automobile dealers without recourse, and accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

The following table summarizes the contractual amount of delinquent contracts, which is not materially different than the recorded investment of the consumer finance receivables (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	June 30, 2013		June 30, 2012
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts
31-to-60 days	$645	3.4%	$428	4.1%
Greater-than-60 days	253	1.4%	158	1.5%
Total finance receivables more than 30 days delinquent	898	4.8%	586	5.6%
In repossession	35	0.2%	25	0.3%
Total finance receivables more than 30 days delinquent or in repossession	$933	5.0%	$611	5.9%
Impaired Finance Receivables - Troubled Debt Restructurings

Consumer finance receivables in the post-acquisition portfolio that become classified as troubled debt restructurings (TDRs) because of payment deferral or other reasons are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate.

The following table summarizes the outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance (dollars in millions):

	June 30, 2013	December 31, 2012
Outstanding recorded investment	$471	$228
Less: allowance for loan losses	(71)	(32)
Outstanding recorded investment, net of allowance	$400	$196
Unpaid principal balance	$479	$232

Note 6. Inventories

The following table summarizes the components of Inventories (dollars in millions):

	June 30, 2013	December 31, 2012
Productive material, supplies and work in process	$6,326	$6,560
Finished product, including service parts	8,451	8,154
Total inventories	$14,777	$14,714

Note 7. Equity in Net Assets of Nonconsolidated Affiliates

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used, due to the ability to exert significant influence over decisions relating to their operating and financial affairs.

The following table summarizes information regarding Equity income, net of tax (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
China joint ventures (China JVs)	$418	$331	$966	$750
Others	11	(31)	18	(27)
Total equity income, net of tax	$429	$300	$984	$723

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Sales and income of our China JVs are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income, net of tax. There have been no significant ownership changes in our China JVs since December 31, 2012.

We received dividends from nonconsolidated affiliates of $1.5 billion and $1.3 billion in the three months ended June 30, 2013 and 2012 and $1.6 billion and $1.4 billion in the six months ended June 30, 2013 and 2012. At June 30, 2013 and December 31, 2012 we had undistributed earnings including dividends declared but not received of $1.1 billion and $1.7 billion related to our nonconsolidated affiliates.

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

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Results of operations
Automotive sales and revenue	$707	$722	$1,301	$1,305
Automotive purchases, net	$196	$174	$375	$309
Interest income and other non-operating income, net	$6	$148	$7	$163

	June 30, 2013	December 31, 2012
Financial position
Accounts and notes receivable, net	$671	$1,668
Accounts and notes payable	$223	$167
Deferred revenue and customer deposits	$37	$46

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows
Operating	$2,432	$2,391
Investing	$(7)	$(37)

Note 8. Goodwill
The following table summarizes the changes in the carrying amounts of Goodwill (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Balance at January 1, 2013	$—	$—	$549	$146	$695	$1,278	$1,973
Goodwill from business combinations(a)	—	—	—	10	10	57	67
Effect of foreign currency translation and other	—	—	(35)	(12)	(47)	—	(47)
Balance at June 30, 2013	$—	$—	$514	$144	$658	$1,335	$1,993

Accumulated impairment charges at June 30, 2013 and December 31, 2012	$(26,399)	$(3,072)	$(426)	$—	$(29,897)	$—	$(29,897)
________

(a)	Refer to Note 3 for additional information concerning the acquisition of certain Ally Financial international operations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the three months ended June 30 and March 31, 2013 and 2012 we performed event-driven goodwill impairment tests for our GM Korea Company (GM Korea) reporting unit as the fair value of GM Korea continues to be below its carrying amount due to ongoing economic weakness in certain markets to which GM Korea exports as well as higher raw material costs and unfavorable foreign currency exchange rates. The event-driven impairment tests resulted in a Goodwill impairment charge of $27 million within our GMIO segment in the three months ended March 31, 2012. Our GME reporting unit had a negative carrying amount and because of deterioration in the business outlook for GME that resulted in a reduction in the fair value of certain tax attributes and an increase in the fair value of estimated employee benefit obligations at March 31, 2012, we recorded a Goodwill impairment charge of $590 million, after which GME's Goodwill balance was $0.

When performing our goodwill impairment testing, the fair values of our reporting units were determined based on valuation techniques using the best available information, primarily discounted cash flow projections. We make significant assumptions and estimates, which utilized Level 3 measures, about the extent and timing of future cash flows, growth rates, market share and discount rates that represent unobservable inputs into our valuation methodologies. Our fair value estimates for event-driven impairment tests assume the achievement of the future financial results contemplated in our forecasted cash flows and there can be no assurance that we will realize that value.

Note 9. Intangible Assets, net

The following table summarizes the components of Intangible assets, net (dollars in millions):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$8,428	$6,932	$1,496	$7,775	$6,320	$1,455
Brands	4,455	494	3,961	4,464	431	4,033
Dealer network and customer relationships	1,355	366	989	1,375	327	1,048
Favorable contracts and other	379	323	56	384	286	98
Total amortizing intangible assets	14,617	8,115	6,502	13,998	7,364	6,634
Nonamortizing in process research and development	96		96	175		175
Total intangible assets	$14,713	$8,115	$6,598	$14,173	$7,364	$6,809

In December 2012 we entered into a product development agreement with Peugeot S.A. to collaborate on the development of certain vehicle platforms, components and modules. As a result of this agreement, in the three months ended March 31, 2013 we acquired the rights to certain intellectual property and technology for total consideration of $642 million. Consideration of $201 million was paid in cash in May 2013 with the remaining consideration to be paid in cash or in-kind exchanges by May 2018. The acquired rights were recorded at the present value of the total payments to be made as technology and intellectual property of $594 million.

The following table summarizes amortization expense related to intangible assets (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Amortization expense related to intangible assets	$394	$392	$778	$790

The following table summarizes estimated amortization expense related to intangible assets in each of the next five years (dollars in millions):

	2014	2015	2016	2017	2018
Estimated amortization expense	$625	$323	$323	$320	$318

Note 10. Variable Interest Entities

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Consolidated VIEs

Automotive

Variable interest entities (VIEs) that we do not control through a majority voting interest that are consolidated because we are the primary beneficiary include certain vehicle assembling, manufacturing and selling venture arrangements, the most significant of which is GM Egypt. At June 30, 2013 and December 31, 2012: (1) Total assets of these VIEs were $538 million and $436 million, which were composed of Cash and cash equivalents, Accounts and notes receivable, net, Inventories and Property, net; and (2) Total liabilities were $367 million and $254 million, which were composed of Accounts payable (principally trade) and Accrued liabilities. In the three months ended June 30, 2013 and 2012 Total net sales and revenue recorded by these VIEs were $250 million and $226 million and Net income was $17 million and $10 million. In the six months ended June 30, 2013 and 2012
Total net sales and revenue recorded by these VIEs were $496 million and $462 million and Net income was $37 million and $7 million. These amounts are stated prior to intercompany eliminations. Liabilities recognized as a result of consolidating VIEs generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of the VIEs' operations and cannot be used to satisfy our obligations.

GM Korea and HKJV are non-wholly owned consolidated subsidiaries that we control through a majority voting interest. They are also VIEs because in the future they may require additional subordinated financial support. The combined creditors of GM Korea's and HKJV's short-term debt of $244 million and $228 million, current derivative liabilities of $0 and $18 million and long-term debt of $23 million and $122 million at June 30, 2013 and December 31, 2012 do not have recourse to our general credit.

Automotive Financing - GM Financial

GM Financial uses special purpose entities (SPEs) that are considered VIEs to issue variable funding notes to third party bank-sponsored warehouse facilities and that issue asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by the cash flows related to finance receivables and leasing related assets transferred by GM Financial to the VIEs (Securitized Assets). GM Financial holds variable interests in the VIEs that could potentially be significant to the VIEs. GM Financial determined that they are the primary beneficiary of the SPEs because (1) the servicing responsibilities for the Securitized Assets give them the power to direct the activities that most significantly impact the performance of the VIEs and (2) the variable interests in the VIEs give them the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets and liabilities of the VIEs are included in GM Financial's condensed consolidated balance sheets. The amounts are stated prior to intercompany eliminations.

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs (dollars in millions):

	June 30, 2013	December 31, 2012
Restricted cash	$1,397	$744
Securitized assets	$20,227	$10,442
Securitization notes payable and other credit facilities	$17,071	$9,378

Restricted cash represents collections from the underlying securitized assets and certain reserve accounts held as credit enhancement for securitizations held by GM Financial for the benefit of the noteholders. Except for the acquisition accounting adjustments, GM Financial recognizes finance charge income, leased vehicle income and other income on the Securitized Assets and interest expense on the secured debt issued by the SPEs. GM Financial also maintains an allowance for credit losses on the Securitized Assets. Cash pledged to support the secured borrowings is deposited to a restricted cash account and recorded as restricted cash, which is invested in highly liquid securities with original maturities of 90 days or less.

The assets of the VIEs and the restricted cash held by GM Financial serve as the sole source of repayment for the asset-backed securities issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or their other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required and does not currently intend to provide additional financial support to these SPEs. While these subsidiaries are included in our condensed consolidated financial statements, these subsidiaries are separate legal entities and their assets are legally owned by them and are not available to GM Financial's creditors.

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

The following table summarizes the amounts recorded for nonconsolidated VIEs and the related off-balance sheet guarantees and maximum exposure to loss (dollars in millions):

	June 30, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Assets
Accounts and notes receivable, net	$56	$56	$234	$234
Equity in net assets of nonconsolidated affiliates	104	100	117	113
Total assets	$160	$156	$351	$347

Liabilities
Accounts payable (principally trade)	$11		$48
Short-term debt and current portion of long-term debt	107		863
Accrued liabilities	773		878
Other liabilities	51		69
Total liabilities	$942		$1,858

Off-balance sheet(a)
Loan commitments		$—		$15
Other liquidity arrangements(b)		197		17
Total off-balance sheet arrangements		$197		$32
________

(a)	Refer to Note 16 for additional information on our maximum exposure to loss under agreements with Ally Financial.

(b)	The amount at June 30, 2013 includes contractual commitments under an agreement with a supplier that became a VIE in January 2013.

Fair Value of Ally Financial Common Stock

At June 30, 2013 and December 31, 2012 we held a 9.9% common equity ownership in Ally Financial. Our entire equity ownership is held indirectly through an independent trust which has the sole authority to vote the shares and is required to dispose of all Ally Financial common stock by December 24, 2013.

We estimated the fair value of Ally Financial common stock using a market approach that applies the average price to tangible book value multiples of comparable companies to the consolidated Ally Financial tangible book value. The significant inputs used in our fair value analyses included Ally Financial's financial statements, financial statements and price to tangible book value multiples of comparable companies in the banking and finance industry, and the effects of certain Ally Financial shareholder rights. The measurement of Ally Financial common stock is a Level 3 fair value measurement.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the carrying amount and estimated fair value of Ally Financial common stock (dollars in millions):

	June 30, 2013	December 31, 2012
Carrying amount	$397	$399
Fair value	$1,322	$1,268

Note 11. Depreciation, Amortization and Impairment Charges

The following table summarizes depreciation, amortization and impairment charges related to Property, net, Equipment on operating leases, net and GM Financial equipment on operating leases, net (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Depreciation and amortization of long-lived assets	$966	$925	$1,870	$1,817
Impairment charges of long-lived assets	$17	$23	$36	$54
Depreciation of equipment on operating leases	$139	$105	$250	$197
Impairment charges of equipment on operating leases	$62	$75	$109	$130

The following table summarizes equipment on operating leases to daily rental car companies measured at fair value utilizing Level 3 inputs on a nonrecurring basis (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Fair value measures	$530	$1,067	$949	$1,915

Impairment of vehicles leased to daily rental car companies with guaranteed repurchase obligations is determined to exist if the expected cash flows are lower than the carrying amount of the vehicle. We have multiple, distinct portfolios of vehicles leased to rental car companies and may have multiple impairments within a period. Expected cash flows include all estimated net revenue and costs associated with the sale to daily rental car companies through disposal at auction. The fair value measurements are determined, reviewed and approved on a monthly basis by personnel with appropriate knowledge of transactions with daily rental car companies and auction transactions. The carrying amount of the related assets at June 30, 2013 and 2012 may no longer equal the fair value as the fair value presented is as of the date the impairment charge was recorded during the period presented.

The following table summarizes the significant quantitative unobservable inputs and assumptions used in the fair value measurement of Equipment on operating leases, net (dollars in millions):

			Three Months Ended		Six Months Ended
	Valuation Technique	Significant Unobservable Input	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Impaired equipment on operating leases	Cash flow	Estimated net revenue	$543	$1,094	$971	$1,961
		Estimated costs	$605	$1,169	$1,080	$2,091

Note 12. Debt

Automotive

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	June 30, 2013	December 31, 2012
Carrying amount	$3,962	$5,172
Fair value(a)	$3,607	$5,298

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

________

(a)
The fair value of debt included $2.4 billion and $4.1 billion measured utilizing Level 2 inputs at June 30, 2013 and December 31, 2012. The fair value of debt included $1.2 billion measured utilizing Level 3 inputs at June 30, 2013 and December 31, 2012.

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

Wholesale Financing

Wholesale financing represents arrangements, primarily with Ally Financial, where cash is received in advance of the final sale of vehicles, parts and accessories to our dealers or ultimate customer. These obligations typically settle through the sale and delivery of our products and generally do not require cash outflows to settle. Following the acquisition of Ally Financial's international operations in April 2013, most of the wholesale financing balance classified as debt became intercompany debt and was eliminated in consolidation, resulting in a decrease to our automotive debt balance of $682 million.

Losses on Extinguishment of Debt

In April 2013 GM Korea made a payment of $708 million to acquire, prior to the mandatory redemption date, the remaining balance of GM Korea's mandatorily redeemable preferred shares that had a carrying amount of $468 million. We recorded the difference of $240 million as a loss on extinguishment of debt.

In the six months ended June 30, 2012 we prepaid and retired a debt obligation of $39 million. We recorded a loss on extinguishment of debt of $18 million which primarily represented the unamortized debt discount.

Automotive Financing - GM Financial

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Secured
Revolving credit facilities	$5,452	$5,452	$354	$354
Securitization notes payable(b)	12,096	12,153	9,024	9,171
Total secured	17,548	17,605	9,378	9,525
Unsecured
Bank lines and credit facilities	1,238	1,238	—	—
Senior notes	4,000	3,994	1,500	1,620
Total unsecured	5,238	5,232	1,500	1,620
Total GM Financial debt	$22,786	$22,837	$10,878	$11,145
________

(a)
For revolving credit facilities with variable interest rates and maturities of one year or less, the carrying amount is considered to be a reasonable estimate of fair value. The fair value of other secured debt and the unsecured debt is based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be paid using current risk-adjusted rates.

(b)
Includes a private securitization that GM Financial used observable and unobservable inputs to estimate fair value. Unobservable inputs are related to the structuring of the debt into various classes, which is based on public securitizations issued during the same time frame.

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

Secured Debt

The revolving credit facilities have revolving periods ranging from one to three years. At the end of the revolving period, if the facilities are not renewed, the debt will amortize over periods ranging from one to five years. Most of the secured debt was issued by VIEs. Refer to Note 10 for additional information relating to GM Financial's involvement with VIEs. These notes are repayable only from proceeds related to the underlying pledged finance receivables and leases. Weighted-average interest rates are both fixed and variable, ranging from 0.9% to 6.3% at June 30, 2013.

In the six months ended June 30, 2013 GM Financial entered into new credit facilities of $1.3 billion. In the six months ended June 30, 2013 GM Financial also issued securitization notes payable of $3.1 billion, with a weighted-average interest rate of 1.5% maturing on various dates through 2020. At June 30, 2013 revolving credit facilities of $4.4 billion and securitization notes payable of $2.0 billion resulted from the acquisition of Ally Financial international operations.

Unsecured Debt

The maturity dates of bank lines, which were assumed in the acquisition of Ally Financial's international operations, range up to three years. If not renewed, any balance outstanding under these bank lines is either immediately due in full or else will amortize over a defined period. Interest rates on bank lines and credit facilities ranged from 0.0% to 9.0% at June 30, 2013.

In May 2013 GM Financial issued and sold $2.5 billion in aggregate principal amount of senior notes due in 2016 through 2023 with interest rates that range from 2.8% to 4.3%. Senior notes outstanding at June 30, 2013 are due beginning in 2016 through 2023 and have interest rates that range from 2.8% to 6.8%.

The following table summarizes the expected scheduled principal and interest payments under our contractual debt obligations at June 30, 2013 (dollars in millions):

	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
Secured Debt	$5,808	$4,933	$3,518	$2,173	$1,016	$146	$17,594
Unsecured Debt	819	253	139	1,027	1,000	2,000	5,238
Interest	277	387	277	198	134	195	1,468
	$6,904	$5,573	$3,934	$3,398	$2,150	$2,341	$24,300

Note 13. Product Warranty Liability

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities (dollars in millions):

	Six Months Ended
	June 30, 2013	June 30, 2012
Balance at beginning of period	$7,204	$6,600
Warranties issued and assumed in period	1,600	1,675
Payments	(1,570)	(1,758)
Adjustments to pre-existing warranties	(4)	339
Effect of foreign currency translation and other	(137)	(19)
Balance at end of period	$7,093	$6,837

Note 14. Pensions and Other Postretirement Benefits

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We continue to pursue various options to fund and derisk our pension plans, including continued changes to the pension asset portfolio mix to reduce funded status volatility.

Net Periodic Pension and OPEB (Income) Expense

The following tables summarize the components of net periodic pension and other postretirement benefits (OPEB) (income) expense (dollars in millions):

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$99	$94	$6	$4	$161	$106	$7	$3
Interest cost	709	252	55	14	1,080	276	58	16
Expected return on plan assets	(890)	(205)	—	—	(1,333)	(218)	—	—
Amortization of prior service cost (credit)	(1)	5	(30)	(3)	(1)	—	(29)	(3)
Recognized net actuarial loss	1	51	23	1	1	9	13	2
Curtailments, settlements and other (gains) losses	(37)	(1)	—	—	(2)	14	—	—
Net periodic pension and OPEB (income) expense	$(119)	$196	$54	$16	$(94)	$187	$49	$18

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$198	$193	$13	$7	$321	$198	$12	$8
Interest cost	1,418	506	110	28	2,160	553	117	32
Expected return on plan assets	(1,781)	(414)	—	—	(2,665)	(435)	—	—
Amortization of prior service cost (credit)	(2)	10	(59)	(7)	(1)	—	(58)	(5)
Recognized net actuarial loss	3	100	46	3	1	17	26	3
Curtailments, settlements and other (gains) losses	5	3	—	—	(23)	42	—	—
Net periodic pension and OPEB (income) expense	$(159)	$398	$110	$31	$(207)	$375	$97	$38

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

Canadian Salaried Defined Benefit Plans

In June 2012 we amended the Canadian salaried pension plan to cease the accrual of additional benefits effective December 31, 2012 and provide active employees a lump-sum distribution option at retirement. The remeasurement, amendments and offsetting curtailment increased the pension liability by $84 million. Active plan participants started receiving additional contributions in the defined contribution plan starting in January 2013.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We also amended the Canadian salaried retiree healthcare plan to eliminate post-65 healthcare benefits for employees retiring on or after July 1, 2014. In conjunction with this change we amended the plan to offer either a monthly monetary payment or an annual lump-sum cash payment to a defined contribution plan for health care in lieu of the benefit coverage provisions formerly provided under the healthcare plan. These amendments decreased the OPEB liability by $28 million.

Remeasurements

In the three months ended March 31, 2012 certain pension plans in GME were remeasured as part of our Goodwill impairment testing, resulting in an increase of $150 million in the pension liability and a pre-tax increase in the net actuarial loss component of Accumulated other comprehensive loss. Refer to Note 8 for additional information on our Goodwill impairment.

Note 15. Derivative Financial Instruments and Risk Management

Automotive

Derivatives and Hedge Accounting

In accordance with our risk management policy we enter into a variety of foreign currency exchange rate and commodity derivative contracts to manage our exposure to fluctuations in certain foreign currency exchange rates and commodity prices. At June 30, 2013 and December 31, 2012 our derivative instruments consisted primarily of forward contracts and options, none of which were designated in hedging relationships.

We manage our counterparty credit risk by monitoring the credit ratings of our counterparties and by requiring them to post collateral in certain circumstances. We are also required to post collateral to our counterparties. We are not subject to any covenants requiring the maintenance of certain credit rating levels or credit risk ratios that would require the posting of collateral in the event that such covenants are violated. Master netting agreements are entered into with counterparties that include a provision to allow the set-off of certain amounts in order to manage counterparty credit risk.

At June 30, 2013 and December 31, 2012 no collateral was provided to counterparties; however, we have received collateral from counterparties related to certain derivative instruments. The potential effect from offsetting those derivative assets and liabilities that are subject to master netting agreements is insignificant.

Fair Value of Derivatives

Our policy is to present derivative assets and liabilities on a gross basis. The following table summarizes fair value measurements of our derivative instruments measured on a recurring basis (dollars in millions):

		Derivative Assets					Derivative Liabilities
	Notional	Current(a)	Non-Current(b)	Total	Level 2	Level 3	Current(c)	Non-Current(d)	Total	Level 2
June 30, 2013	$9,129	$70	$51	$121	$56	$65	$10	$1	$11	$11
December 31, 2012	$10,751	$144	$22	$166	$129	$37	$26	$1	$27	$27
________

(a)	Recorded in Other current assets.

(b)	Recorded in Other assets.

(c)	Recorded in Accrued liabilities.

(d)	Recorded in Other liabilities and deferred income taxes.

We measure the fair value of our portfolio of foreign currency, commodity and embedded derivatives using industry accepted models. The significant Level 2 inputs used in the valuation of our derivatives include spot rates, forward rates, volatility and interest rates. These inputs are obtained from pricing services, broker quotes and other sources.

We are party to agreements in which pricing is affected by movements in commodity prices or currency exchange rates. Therefore we determined these agreements to be derivatives or have embedded derivatives for accounting purposes. The valuations of these derivatives use Level 3 inputs. Unobservable inputs include volume commitments, vehicle mix and forward commodity prices.

The valuations are performed, reviewed and approved by personnel with appropriate expertise in valuation methodologies. For certain derivatives we compare our own valuations with valuations prepared by independent outside parties.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We had derivative instruments measured using Level 3 inputs with balances of $65 million and $56 million at June 30, 2013 and 2012, which included gains of $45 million and $34 million in the three and six months ended June 30, 2013, and losses of $49 million and $88 million in the three and six months ended June 30, 2012.

Gains (Losses) on Derivatives

The following table summarizes derivative gains (losses) recorded in Interest income and other non-operating income, net (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total gains (losses) recorded in earnings	$39	$(41)	$14	$(106)

Automotive Financing - GM Financial

GM Financial is exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on its credit facilities and on certain securitization notes payable and manages this exposure with interest rate swaps and caps. GM Financial had interest rate derivatives in asset positions with notional amounts of $4.7 billion and $775 million at June 30, 2013 and December 31, 2012. GM Financial had interest rate derivatives in liability positions with notional amounts of $4.8 billion and $775 million at June 30, 2013 and December 31, 2012. The fair value of these derivative financial instruments was insignificant.

In connection with the closing of the acquisition of certain Ally Financial international operations, GM Financial provided a loan denominated in foreign currencies (Euro, British Pound and Swedish Krona) to an acquired entity for the equivalent of $1.5 billion. In March 2013 GM Financial entered into foreign currency exchange swaps to hedge against any valuation change in the loan due to changes in foreign currency exchange rates. At June 30, 2013 the foreign currency exchange swaps in asset and liability positions had notional amounts of $2.0 billion and $1.5 billion. The fair value of the foreign currency exchange swaps was insignificant. Refer to Note 3 for additional information on the acquisition.

Note 16. Commitments and Contingencies

The following tables summarize information related to Commitments and contingencies (dollars in millions):

	June 30, 2013		December 31, 2012
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees
Third party commercial loans and other obligations(b)	$83	$17,126	$168	$22,496
Other product-related claims	$52	$1,164	$51	$1,040
________

(a)	Calculated as future undiscounted payments.

(b)
Includes liabilities recorded of $10 million and $15 million and maximum liabilities of $16.1 billion and $22.1 billion related to Ally Financial repurchase obligations at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	Liability Recorded	Liability Recorded
Other litigation-related liability and tax administrative matters	$1,811	$1,728
Product liability	$642	$601
Environmental liability	$156	$166

Guarantees

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

We have agreements with third parties that guarantee the fulfillment of certain suppliers' commitments and other obligations. These guarantees expire in 2013 through 2016 or are ongoing, or upon the occurrence of specific events.

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

Other Litigation-Related Liability and Tax Administrative Matters

Various legal actions, governmental investigations, claims and proceedings are pending against us including matters arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; tax-related matters not recorded pursuant to Accounting Standards Codification (ASC) 740, "Income Taxes" (indirect tax-related matters) and environmental matters.

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which we believe that losses are probable and can be reasonably estimated, the majority of which are associated with non-U.S. labor-related matters as well as indirect tax-related matters. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $500 million to $600 million. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2013. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. Litigation is inherently unpredictable however; and unfavorable resolutions could occur. Accordingly it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) issued a decision affirming a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position in all of these cases. GM Korea believes the decision of the Seoul High Court is incorrect and has appealed to the Supreme Court of the Republic of Korea and initiated a constitutional challenge to the adverse interpretation of the relevant statute. At June

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

30, 2013 we have an accrual of 811 billion South Korean Won (equivalent to $710 million) in connection with these cases. We do not believe we have any reasonably possible loss, as defined by ASC 450, “Contingencies”, in excess of the amount of the accrual. We are also party to litigation with current and former salary employees over allegations relating to Ordinary Wage regulation, although the issues differ due to differences between hourly and salaried benefit design. For those cases, we have identified a reasonably possible loss in excess of amounts accrued of 154 billion South Korean Won (equivalent to $135 million). Both the scope of claims asserted and GM Korea's assessment of any or all of individual claim elements may change if new information becomes available.

GMCL Dealers' Claim

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against General Motors of Canada Limited (GMCL) on behalf of a purported class of over 200 former GMCL dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GMCL. In May 2009 in the context of the global restructuring of the business and the possibility that GMCL might be required to initiate insolvency proceedings, GMCL offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GMCL dealer network and to facilitate winding down their operations in an orderly fashion by December 31, 2009 or such other date as GMCL approved but no later than on October 31, 2010. The Plaintiff Dealers allege that the Dealer Sales and Service Agreements were wrongly terminated by GMCL and that GMCL failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” CAD $750 million, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues including: (1) whether GMCL breached its obligation of "good faith" in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). On June 22, 2011 the court granted GMCL permission to appeal the class certification decision. On March 26, 2012 the Ontario Superior Court dismissed GMCL's appeal of the class certification order. Accordingly the case will proceed as a class action. Twenty-nine dealers within the certified class definition have indicated that they will not participate. The current prospects for liability are uncertain, but because liability is not deemed probable we have no accrual relating to this litigation. We cannot estimate the range of reasonably possible loss in the event of liability as the case presents a variety of different legal theories, none of which GMCL believes are valid.

UAW Claim

On April 6, 2010 the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW) filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached an obligation to contribute $450 million to the UAW Retiree Medical Benefits Trust. The UAW alleges that we were contractually required to make this contribution. The reasonably possible loss is $450 million, which is the amount claimed. We believe that the claim is without merit and we have no accrual relating to this litigation. We believe the UAW's claim is barred by the 2009 UAW Retiree Settlement Agreement approved by the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court). We also maintain that Delphi Corporation's bankruptcy plan of reorganization did not fulfill the applicable conditions of the relevant agreement and therefore payment would not be due even in the absence of the 2009 UAW Retiree Settlement Agreement.

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

In the Nova Scotia Claims Litigation the Noteholders seek an allowed claim in the Old GM bankruptcy based on the Guaranty. The trustee of Nova Scotia Finance seeks an allowed claim in the amount of the deficiency between Nova Scotia Finance's assets and liabilities by reason of the fact that it is an unlimited liability company and Old GM was its sole shareholder. The claim asserted by the trustee includes sums allegedly owed by Nova Scotia Finance to us by reason of currency swaps entered into between Old GM and Nova Scotia Finance which we contend we acquired from Old GM in 2009. Allowance of the claims is opposed by the GUC Trust which asserts that the claims of the trustee and Noteholders are duplicative, that they should be reduced by the amount of the Consent Fee and/or that they should be equitably subordinated or equitably disallowed by reason of alleged inequitable conduct by the Noteholders. In support of this position the GUC Trust has asserted that the Lock-Up Agreement is void because it was not approved by the Bankruptcy Court and was funded by Old GM, that we did not acquire MLC's interest in the Lock-Up Agreements and currency swaps and that other aspects of the sale of assets to us on July 10, 2009 may be adjusted to permit disallowance or reduction of the claims of the Noteholders and the trustee. The trial is largely complete and final argument has been scheduled for October 9, 2013. The timing of any decision is uncertain.

Although we believe the positions taken by the GUC Trust are without merit, it is reasonably possible that the Bankruptcy Court will issue rulings adverse to our interest in the Nova Scotia Claims Litigation. Such rulings could lead to subsequent claims which, although we believe would be without merit, could adversely impact GMCL's compromise of the intercompany loans. It is impossible to estimate the reasonably possible loss which would depend upon a variety of factors including the outcome of additional litigation. However the compromise of the intercompany loans for CAD $399 million resulted in a savings to GMCL of CAD $935 million (equivalent to $887 million) which we believe represents a reasonable estimate of the approximate amount of the maximum reasonably possible loss.

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

We have identified an emissions compliance issue with the Tavera produced in India. We have self-reported this issue to local government authorities and will cooperate with any review they may conduct. It is too early to determine the impact this issue will have on the Company or our Indian operations.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The final outcome of environmental matters cannot be predicted with certainty at this time. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information obtained. In future periods new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. It is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At June 30, 2013 we estimate the remediation losses could range from $120 million to $240 million.

Brazil Excise Tax Incentive

In October 2012 the Brazilian government issued a decree which increased an excise tax rate by 30 percentage points, but also provided an offsetting tax incentive that requires participating companies to meet certain criteria, such as local investment and fuel efficiency standards. Participating companies that fail to meet the required criteria are subject to clawback provisions and fines. At June 30, 2013 we believe it is reasonably assured that the program requirements will be met based on the current business model and available technologies.

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan agreed to with European labor representatives we have committed to achieving specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we fail to accomplish the requirements set out under the agreement we will be required to pay certain amounts up to Euro 265 million for each of those years, and/or interest on those amounts, to our employees. Certain inventory with a carrying amount of $179 million and $186 million at June 30, 2013 and December 31, 2012 was pledged as collateral under the agreement. Through June 30, 2013 spending was sufficient to meet the current requirements under the agreement and the specified milestones have been accomplished. Management has the intent and believes it has the ability to meet the future requirements under the agreement.

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

In the three months ended June 30, 2013 and 2012 income tax expense of $742 million and $241 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. In the six months ended June 30, 2013 and 2012 income tax expense of $1.2 billion and $457 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by the U.S. research credit legislated in the three months ended March 31, 2013. The income tax expense increased in the three and six months ended June 30, 2013 due primarily to U.S. and Canada entities having full valuation allowances on deferred tax assets in 2012, which also caused the effective tax rate in the three and six months ended June 30, 2012 to be lower than the applicable statutory tax rate.

We have open tax years from 2005 to 2012 with various significant tax jurisdictions. In April 2013 we settled a previously disclosed Mexican income tax matter covering the years 2002, 2003 and 2004 for $36 million.

Note 18. Restructuring and Other Initiatives

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

The following tables summarize the reserves related to restructuring and other initiatives and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2013	$653	$590	$39	$38	$1,320
Additions, interest accretion and other	27	35	2	22	86
Payments	(58)	(116)	(26)	(12)	(212)
Revisions to estimates	13	—	(1)	—	12
Effect of foreign currency	(6)	(14)	—	1	(19)
Balance at March 31, 2013	629	495	14	49	1,187
Additions, interest accretion and other	12	31	15	12	70
Payments	(56)	(80)	(13)	(34)	(183)
Revisions to estimates	(16)	(2)	—	—	(18)
Effect of foreign currency	(10)	6	(1)	(2)	(7)
Balance at June 30, 2013(a)	$559	$450	$15	$25	$1,049

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2012	$884	$687	$1	$12	$1,584
Additions, interest accretion and other	100	31	3	2	136
Payments	(86)	(192)	—	(8)	(286)
Revisions to estimates	(12)	(2)	—	—	(14)
Effect of foreign currency	8	16	—	—	24
Balance at March 31, 2012	894	540	4	6	1,444
Additions, interest accretion and other	16	56	27	73	172
Payments	(123)	(43)	(5)	(13)	(184)
Revisions to estimates	—	(7)	—	—	(7)
Effect of foreign currency	(8)	(26)	—	1	(33)
Balance at June 30, 2012(a)	$779	$520	$26	$67	$1,392
________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $346 million and $363 million at June 30, 2013 and 2012 for GMNA, primarily relate to postemployment benefits.

Three and Six Months Ended June 30, 2013

GMNA recorded charges, interest accretion and other and revisions to estimates primarily related to cash severance incentive programs for skilled trade U.S. hourly employees.

Due to the expected closure of the Oshawa Consolidated Plant in August 2014, impacted employees will be eligible for a voluntary restructuring separation incentive program in accordance with the existing collective bargaining agreement that provides cash and a car voucher. This may range up to $70 million and will be included in our restructuring liability, net of existing liabilities, upon irrevocable acceptance by both parties.

GME recorded charges, interest accretion and other and revisions to estimates for previously announced separation and early retirement programs. Through June 30, 2013 the active separation programs related to Germany and the United Kingdom had a total cost of $93 million and had affected a total of 625 employees. We expect to complete these programs in 2013 and incur an additional $140 million, which will affect an additional 540 employees.

GMIO recorded charges, interest accretion and other and revisions to estimates for previously announced separation programs in Korea and Australia. Through June 30, 2013 the active separation programs related to Korea and Australia had a total cost of $48 million and had affected a total of 400 employees.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GMSA recorded charges for active separation programs. Through June 30, 2013 the active separation programs related to Brazil had a total cost of $92 million.

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

GME recorded charges, interest accretion and other and revisions to estimates primarily related to previously announced separation and early retirement programs in Germany. Through June 30, 2012 the separation programs had a total cost of $313 million and affected a total of 1,900 employees.

In the three months ended June 30, 2012 GMIO recorded charges and interest accretion and other for previously announced separation programs in Korea.

In the three months ended June 30, 2012 GMSA recorded charges for employee separation costs related to a separation program in Brazil.

Note 19. Stockholders' Equity

Preferred and Common Stock

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had 276 million shares of Series A preferred stock, 100 million shares of Series B preferred stock and 1.4 billion shares of common stock issued and outstanding at June 30, 2013 and December 31, 2012.

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign Currency Translation Adjustments
Balance at January 1, 2013	$112	$11	$101
Other comprehensive loss	(292)	(49)	(243)
Other comprehensive loss attributable to noncontrolling interests	11	—	11
Balance at June 30, 2013	$(169)	$(38)	$(131)
Unrealized Gains (Losses) on Securities, Net
Balance at January 1, 2013	$63	$22	$41
Other comprehensive loss	(34)	(16)	(18)
Balance at June 30, 2013	$29	$6	$23
Defined Benefit Plans, Net
Balance at January 1, 2013	$(7,794)	$400	$(8,194)
Other comprehensive income before reclassification adjustment	186	15	171
Reclassification adjustment - prior service credit(a)	(58)	(23)	(35)
Reclassification adjustment - actuarial loss(a)	152	26	126
Other comprehensive income	280	18	262
Balance at June 30, 2013	$(7,514)	$418	$(7,932)
Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$(7,619)	$433	$(8,052)
Other comprehensive loss before reclassification adjustment	(109)	(43)	(66)
Reclassification adjustment	63	(4)	67
Other comprehensive income (loss)	(46)	(47)	1
Other comprehensive loss attributable to noncontrolling interests	11	—	11
Balance at June 30, 2013	$(7,654)	$386	$(8,040)
________

(a)	Included in the computation of net periodic pension and OPEB cost. Refer to Note 14 for additional information.

Note 20. Earnings Per Share

Basic and diluted earnings per share are computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that are outstanding.

The following table summarizes basic and diluted earnings per share (in millions, except for per share amounts):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Basic earnings per share
Net income attributable to stockholders	$1,414	$1,846	$2,589	$3,161
Less: cumulative dividends on preferred stock(a)	(214)	(214)	(429)	(429)
Less: undistributed earnings allocated to Series B Preferred Stock participating security		(145)		(241)
Net income attributable to common stockholders	$1,200	$1,487	$2,160	$2,491
Weighted-average common shares outstanding - basic	1,376	1,569	1,374	1,571
Basic earnings per common share	$0.87	$0.95	$1.57	$1.59
Diluted earnings per share
Net income attributable to stockholders	$1,414	$1,846	$2,589	$3,161
Add: preferred dividends to holders of Series B Preferred Stock	60		118
Less: cumulative dividends on preferred stock(a)	(214)	(214)	(429)	(429)
Less: undistributed earnings allocated to Series B Preferred Stock participating security		(136)		(226)
Net income attributable to common stockholders	$1,260	$1,496	$2,278	$2,506
Weighted-average shares outstanding - diluted
Weighted-average common shares outstanding - basic	1,376	1,569	1,374	1,571
Dilutive effect of warrants	147	98	140	106
Dilutive effect of conversion of Series B Preferred Stock	151		151
Dilutive effect of restricted stock units (RSUs)	3	4	3	4
Weighted-average common shares outstanding - diluted	1,677	1,671	1,668	1,681
Diluted earnings per common share	$0.75	$0.90	$1.37	$1.49
________

(a)	Includes earned but undistributed dividends of $26 million on our Series A Preferred Stock and $20 million on our Series B Preferred Stock in the three and six months ended June 30, 2013 and 2012.

Our Series B Preferred Stock is a participating security and requires the application of the more dilutive of the two-class or if-converted method to calculate earnings per share when the applicable market value of our common stock is below or above the range of $33.00 to $39.60 per common share. We are required to use the if-converted method to calculate earnings per share when the applicable market value of our common stock is within this range. The applicable market value of our common stock is the average closing prices over the 40 consecutive trading day period ending on the third trading day immediately preceding the reporting period end date. Under the two-class method, undistributed earnings are allocated to common stock and the Series B Preferred Stock according to their respective participation rights in undistributed earnings, as if all the earnings for the period had been distributed, resulting in a lower basic and diluted earnings per share amount. The calculation of the applicable market value at the date of our financial statements will apply to the current quarter and the year to date periods presented, irrespective of the applicable market value computed during the prior quarters of the current year. Our calculation of earnings per share will vary from period to period depending on whether the two-class or if-converted method is required.

In the three and six months ended June 30, 2013 the applicable market value of our common stock was within the range of $33.00 to $39.60 per common share and, as such, we applied the if-converted method for purposes of calculating diluted earnings per share. The dilutive effect of the Series B Preferred Stock was determined by assuming conversion of the securities at the beginning of the period resulting in an increase to the weighted-average common shares outstanding and an increase to Net income attributable to common stockholders from adding the accumulated dividends on our Series B Preferred Stock. The impact on diluted earnings per share is an increase of $0.03 and $0.08 for the three and six months ended June 30, 2013 using the if-converted as compared to the two-class method. In the three and six months ended June 30, 2012 we were required to use the two-class method for calculating basic and diluted earnings per share because the applicable market value of our common stock was below $33.00 per common share.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the three and six months ended June 30, 2013 and 2012 warrants to purchase 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

Note 21. Stock Incentive Plans

Long-Term Incentive Plan

We granted 7 million RSUs valued at the grant date fair value of our common stock in the six months ended June 30, 2013 and 2012. Substantially all of these awards vest over a three-year service period, as defined in the terms of each award. Our policy is to issue new shares upon settlement of RSUs.

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

Salary Stock Plan

In the six months ended June 30, 2013 and 2012 a portion of each participant's salary accrued on each salary payment date converted to RSUs on a quarterly basis. In March 2012 we amended the plan to provide for cash settlement of awards and reclassified $97 million from Additional paid-in capital to Accrued liabilities and Other liabilities and deferred income taxes. Prior to this amendment it was our policy to issue new shares upon settlement of these awards. In June 2013 we amended the plan to provide for cash or share settlement of awards based on election by the participant. The liability for these awards continues to be remeasured to fair value at the end of each reporting period.

RSUs

The following table summarizes information about the RSUs under our stock incentive plans (RSUs in millions):

	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
RSUs outstanding at January 1, 2013	26.9	$23.06	0.7
Granted	8.0	$28.10
Settled	(14.6)	$20.55
Forfeited or expired	(0.6)	$26.53
RSUs outstanding at June 30, 2013	19.7	$26.86	1.5

RSUs unvested and expected to vest at June 30, 2013	11.9	$27.79	2.1
RSUs vested and payable at June 30, 2013	6.7	$25.12	—

The following table summarizes compensation expense recorded for our stock incentive plans (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Compensation expense	$77	$55	$141	$127
Income tax benefit	$25	$—	$45	$—

At June 30, 2013 the total unrecognized compensation expense for nonvested equity awards was $262 million. This expense is expected to be recorded over a weighted-average period of 2.1 years.

The total fair value of RSUs that vested in the six months ended June 30, 2013 and 2012 was $239 million and $82 million.

In the six months ended June 30, 2013 total payments of $61 million were made to settle 2.2 million RSUs under stock incentive plans. Payments made in the six months ended June 30, 2012 were insignificant.

Note 22. Segment Reporting

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

In the three months ended March 31, 2013 we changed our managerial and financial reporting structure to measure our reportable segments revenue and profitability based on the geographic area in which we sell vehicles to third party customers. We record certain transactions between our automotive and finance segments as intersegment activity and eliminate them in consolidation. The new reporting structure provides clearer profit and revenue visibility across geographic areas and identifies our profitability at the point of sale. Previously, it was based on the geographic area in which the vehicles originated and our managerial and financial reporting structure included intercompany sales and cost of sales in our segment results. Certain expenses such as engineering, warranty, recall campaigns and selling, general and administrative are allocated to the geographic area in which the vehicle is sold to third party customers. We have retrospectively revised the segment presentation for all periods presented.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

At June 30, 2013 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, primarily in Asia. These companies design, manufacture and market vehicles under the following brands:

• Alpheon	• Buick	• Chevrolet	• Wuling
• Baojun	• Cadillac	• Jiefang

All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment (dollars in millions):

	At and For the Three Months Ended June 30, 2013
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$23,489	$5,154	$5,250	$4,308	$39	$—	$38,240	$—	$—	$38,240
GM Financial revenue	—	—	—	—	—	—	—	836	(1)	835
Intersegment	6	—	—	—	—	—	6	—	(6)	—
Total net sales and revenue	$23,495	$5,154	$5,250	$4,308	$39	$—	$38,246	$836	$(7)	$39,075

Income (loss) before interest and taxes-adjusted	$1,976	$(110)	$228	$54	$(126)	$—	$2,022	$254	$—	$2,276
Adjustments(a)	$37	$—	$67	$—	—	$—	$104	—	$—	104
Corporate interest income					81				$(4)	77
Automotive interest expense					63				$(2)	61
Loss on extinguishment of debt					240			—		240
Income (loss) before income taxes					(348)			254		2,156
Income tax expense					662			80		742
Net income (loss) attributable to stockholders					$(1,010)			$174		$1,414

Total assets	$90,733	$11,285	$25,775	$11,839	$21,711	$(27,172)	$134,171	$30,786	$(1,847)	$163,110
________

(a)	Consists of the acquisition of GM Korea preferred shares of $67 million in GMIO and pension settlement credits of $37 million in GMNA.

	For the Six Months Ended June 30, 2013
	GMNA	GME	GMIO	GMSA	Corporate	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$46,468	$9,972	$10,070	$7,999	$75	$74,584	$—	$—	$74,584
GM Financial revenue	—	—	—	—	—	—	1,376	(1)	1,375
Intersegment	6	—	—	—	—	6	—	(6)	—
Total net sales and revenue	$46,474	$9,972	$10,070	$7,999	$75	$74,590	$1,376	$(7)	$75,959

Income (loss) before interest and taxes-adjusted	$3,390	$(285)	$723	$16	$(236)	$3,608	$434	$—	$4,042
Adjustments(a)	$(1)	$1	$91	$(157)	—	$(66)	—	$—	(66)
Corporate interest income					160			$(4)	156
Automotive interest expense					154			$(2)	152
Loss on extinguishment of debt					240		—		240
Income (loss) before income taxes					(470)		434		3,740
Income tax expense					1,004		147		1,151
Net income (loss) attributable to stockholders					$(1,474)		$287		$2,589
________

(a)
Consists of Venezuela currency devaluation of $162 million in GMSA and the acquisition of GM Korea preferred shares of $67 million and net pension settlement charges and income related to various insurance recoveries, net, of $29 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Three Months Ended June 30, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$21,553	$5,532	$5,915	$4,117	$10	$37,127	$—	$—	$37,127
GM Financial revenue	—	—	—	—	—	—	487	—	487
Intersegment	(1)	—	—	—	—	(1)	—	1	—
Total net sales and revenue	$21,552	$5,532	$5,915	$4,117	$10	$37,126	$487	$1	$37,614

Income (loss) before interest and taxes-adjusted	$1,891	$(394)	$627	$16	$(238)	$1,902	$217	$—	$2,119
Corporate interest income					86				86
Automotive interest expense					118				118
Income (loss) before income taxes					(270)		217		2,087
Income tax expense					132		109		241
Net income (loss) attributable to stockholders					$(402)		$108		$1,846

	For the Six Months Ended June 30, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$44,728	$10,787	$10,931	$7,984	$25	$74,455	$—	$—	$74,455
GM Financial revenue	—	—	—	—	—	—	918	—	918
Intersegment	(1)	—	—	—	—	(1)	—	1	—
Total net sales and revenue	$44,727	$10,787	$10,931	$7,984	$25	$74,454	$918	$1	$75,373

Income (loss) before interest and taxes-adjusted	$3,533	$(688)	$1,148	$169	$(259)	$3,903	$398	$—	$4,301
Adjustments(a)	$—	$(590)	$(22)	$—	—	$(612)	—	$—	(612)
Corporate interest income					175				175
Automotive interest expense					228				228
Loss on extinguishment of debt					18		—		18
Income (loss) before income taxes					(330)		398		3,618
Income tax expense					274		183		457
Net income (loss) attributable to stockholders					$(604)		$215		$3,161
________

(a)	Consists of Goodwill impairment charges of $590 million in GME and $22 million in GMIO, which is presented net of noncontrolling interests.

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

In the three months ended March 31, 2013 we changed our managerial and financial reporting structure to measure our reportable segments revenue and profitability based on the geographic area in which we sell vehicles to third party customers. We record certain transactions between our automotive and finance segments as intersegment activity and eliminate them in consolidation. The new reporting structure provides clearer profit and revenue visibility across geographic areas and identifies our profitability at the point of sale. Previously, it was based on the geographic area in which the vehicles originated and our managerial and financial reporting structure included intercompany sales and cost of sales in our segment results. Certain expenses such as engineering, warranty, recall campaigns and selling, general and administrative are allocated to the geographic area in which the vehicle is sold to third party customers. We have retrospectively revised the segment presentation for all periods presented.

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

Overview

Automotive

Our vision is to design, build and sell the world's best vehicles. We offer a global vehicle portfolio of cars, crossovers and trucks. We are committed to leadership in vehicle design, quality, reliability, telematics and infotainment and safety, as well as to developing key energy efficiency and diversity and advanced propulsion technologies, including electric vehicles. Our business is diversified across products and geographic markets. We meet the local sales and service needs of our retail and fleet customers with a global network of independent dealers. In the six months ended June 30, 2013, 55.3% of our wholesale vehicle sales volume was generated outside the U.S.

We analyze the results of our automotive business through our four geographically-based segments:

•
GM North America (GMNA) has sales, manufacturing and distribution operations in the U.S., Canada and Mexico and sales and distribution operations in Central America and the Caribbean. GMNA represented 51.5% of our wholesale vehicle sales volume in the six months ended June 30, 2013 and we had the largest market share, based upon retail vehicle sales, in North America at 17.2%.

•
GM Europe (GME) has sales, manufacturing and distribution operations across Western and Central Europe. GME's wholesale vehicle sales volume, which in addition to Western and Central Europe, includes Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others) represented 16.5% of our wholesale vehicle sales volume in the six months ended June 30, 2013. In the six months ended June 30, 2013 we estimate we had the number four market share, based upon retail vehicle sales, in Europe at 8.4%. GM International Operations (GMIO) distributes Chevrolet brand vehicles in Europe. These vehicles are reported within market share for Europe, but wholesale vehicle sales volume is recorded by GMIO.

•
GMIO has sales, manufacturing and distribution operations in Asia/Pacific, the Middle East, Africa and Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others). GMIO represented 16.0% of our wholesale vehicle sales volume in the six months ended June 30, 2013. The Asia/Pacific, Middle East and Africa region is our largest region by retail vehicle sales volume and represented 39.5% of our global retail vehicle sales volume in the six months ended June 30, 2013. In the six months ended June 30, 2013 we estimate we had the number two market share, based upon retail vehicle sales, in Asia/Pacific, Middle East and Africa at 9.4%. In the six months ended June

GENERAL MOTORS COMPANY AND SUBSIDIARIES

30, 2013 we had market share of 14.5%, based upon retail vehicle sales, in China. GMIO records the wholesale unit volume and financial results of Chevrolet brand vehicles that it distributes and sells in Europe.

•
GM South America (GMSA) has sales, manufacturing, distribution and/or financing operations in Brazil, Argentina, Colombia, Ecuador and Venezuela as well as sales and distribution operations in Bolivia, Chile, Paraguay, Peru and Uruguay. GMSA represented 16.0% of our wholesale vehicle sales volume in the six months ended June 30, 2013. In the six months ended June 30, 2013 GMSA derived 64.8% of its wholesale vehicle sales volume from Brazil. In the six months ended June 30, 2013 we estimate we had the number one market share, based upon retail vehicle sales, in South America at 17.2% and the number three market share, based upon retail vehicle sales, in Brazil at 17.0%.

Alliance with Peugeot S.A. (PSA)

In February 2012 we entered into an agreement with PSA to create a long-term and broad-scale global strategic alliance that is expected to leverage the combined strengths and capabilities of the two companies, contribute to our profitability and improve our competitiveness in Europe. In March 2012 we acquired a seven percent equity stake in PSA. In June 2012 we entered into a long-term exclusive service agreement with Gefco, a wholly-owned subsidiary of PSA, to provide logistics services in Europe beginning in 2013. In December 2012 PSA sold its controlling interest in Gefco to an unrelated third party; however, the sale has no impact on the long-term exclusive service agreement. In December 2012 we entered into a product development agreement with PSA to collaborate on the development of certain vehicle platforms, components and modules. As a result of this agreement, in the three months ended March 31, 2013 we acquired the rights to certain intellectual property and technology for total consideration of $0.6 billion. Consideration of $0.2 billion was paid in cash in May 2013 with the remaining consideration to be paid in cash or in-kind exchanges by May 2018. The acquired rights were recorded at the present value of the total payments to be made as technology and intellectual property of $0.6 billion. At June 30, 2013 the carrying amount of our investment in PSA was $0.2 billion.

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

In March and April 2013 we finalized labor agreements in Germany and Spain, which will limit or eliminate labor cost increases at our facilities in those countries in 2013 and for the next several years. In addition to our active restructuring programs in Germany and the United Kingdom we plan to terminate all vehicle production at our Bochum, Germany facility by the end of 2014 to reduce employee headcount and manufacturing capacity. We are in arbitration with the labor union to finalize the terms of any severance program to be offered to Bochum employees. Refer to Note 18 to our condensed consolidated financial statements for details regarding restructuring activities and other initiatives.

Refer to Note 14 to our condensed consolidated financial statements for details regarding benefit plan changes.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Wholesale Vehicle Sales

The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
GMNA	809	49.7%	760	47.2%	1,638	51.5%	1,608	50.1%
GME	276	16.9%	290	18.0%	525	16.5%	556	17.4%
GMIO	268	16.4%	295	18.3%	511	16.0%	538	16.8%
GMSA	278	17.0%	265	16.5%	511	16.0%	502	15.7%
Worldwide	1,631	100.0%	1,610	100.0%	3,185	100.0%	3,204	100.0%

Retail Vehicle Sales and Competitive Position

The following table summarizes total industry retail sales volume, or estimated sales volume where retail sales volume is not available, of new vehicles of domestic and foreign makes and the related competitive position by geographic region (vehicles in thousands):

	Vehicle Sales(a)(b)(c) Three Months Ended						Vehicle Sales(a)(b)(c) Six Months Ended
	June 30, 2013			June 30, 2012			June 30, 2013			June 30, 2012
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
North America
United States	4,207	755	18.0%	3,885	707	18.2%	7,960	1,420	17.8%	7,427	1,316	17.7%
Other	888	125	14.1%	829	113	13.6%	1,581	221	14.0%	1,515	209	13.8%
Total North America	5,094	880	17.3%	4,714	820	17.4%	9,542	1,642	17.2%	8,942	1,524	17.0%
Europe
United Kingdom	636	74	11.7%	565	68	12.0%	1,321	155	11.7%	1,205	138	11.5%
Germany	907	70	7.7%	943	76	8.1%	1,644	124	7.6%	1,792	140	7.8%
Russia	731	64	8.8%	817	80	9.8%	1,362	121	8.9%	1,447	136	9.4%
Other	2,734	216	7.9%	2,858	231	8.1%	5,195	398	7.7%	5,612	438	7.8%
Total Europe	5,008	425	8.5%	5,184	455	8.8%	9,522	797	8.4%	10,055	853	8.5%
Asia/Pacific, Middle East and Africa
China(d)	5,404	751	13.9%	4,846	672	13.9%	10,822	1,567	14.5%	9,741	1,417	14.5%
Other(d)	4,554	174	3.8%	4,552	190	4.2%	9,588	350	3.6%	9,557	374	3.9%
Total Asia/Pacific, Middle East and Africa	9,958	925	9.3%	9,398	862	9.2%	20,411	1,917	9.4%	19,297	1,791	9.3%
South America
Brazil	968	164	17.0%	898	154	17.1%	1,799	305	17.0%	1,717	291	16.9%
Other	560	97	17.4%	504	100	19.9%	1,092	191	17.5%	1,042	211	20.2%
Total South America	1,529	262	17.1%	1,403	254	18.1%	2,891	497	17.2%	2,759	502	18.2%
Total Worldwide	21,589	2,492	11.5%	20,699	2,392	11.6%	42,365	4,853	11.5%	41,053	4,670	11.4%

United States
Cars	2,032	299	14.7%	1,927	296	15.4%	3,887	556	14.3%	3,719	552	14.8%
Trucks	1,119	267	23.8%	1,009	236	23.4%	2,062	495	24.0%	1,924	444	23.1%
Crossovers	1,055	190	18.0%	950	176	18.5%	2,011	370	18.4%	1,783	320	17.9%
Total United States	4,207	755	18.0%	3,885	707	18.2%	7,960	1,420	17.8%	7,427	1,316	17.7%
________

(a)
North America vehicle sales primarily represent sales to the end customer. Europe, Asia/Pacific, Middle East and Africa and South America vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale or forecast volumes, are used to estimate vehicle sales.

(b)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies.

(c)	Vehicle sales data may include rounding differences.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(d)    The joint venture vehicle sales presented in the following table are included in our retail vehicle sales. Vehicle sales for HKJV are included in the three and six months ended June 30, 2013. Refer to Note 3 to our condensed consolidated financial statements for additional information on the acquisition of HKJV.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Joint venture sales in China
SGMS	361	302	743	640
SGMW and FAW-GM	389	368	822	775
Joint venture sales in India
HKJV		21		49

Automotive Financing - GM Financial

General Motors Financial Company, Inc. (GM Financial) is a global provider of automobile financing solutions. GM Financial specializes in purchasing retail automobile installment sales contracts originated by GM and non-GM franchised and select independent dealers in connection with the sale of used and new automobiles. GM Financial offers lease products through GM dealerships in connection with the marketing of new automobiles and also provides commercial lending programs to GM dealers. GM Financial primarily generates revenue and cash flows through the purchase, retention, securitization and servicing of finance receivables. GM Financial earns finance charge income on finance receivables and pays interest expense on borrowings under its secured and unsecured credit facilities. GM Financial periodically transfers receivables to securitization trusts that issue asset-backed securities to investors. The securitization trusts are special purpose entities that are also variable interest entities that meet the requirements to be consolidated in the financial statements.

Automotive Financing Strategy

Our automotive financing strategy centers around ensuring that our dealers and customers have consistently available, transparent and competitive financing options throughout the business and credit cycles. We believe that by having our own capabilities in key financing segments of the market we will be able to achieve more competition from other financing market participants, which we believe improves pricing and service to our dealers and retail customers. We achieve this through our captive finance capabilities at GM Financial and through operating relationships with financial institutions. Historically Ally Financial, Inc. (Ally Financial) provided a majority of the financing for our dealers and a significant portion of the financing for our customers in the U.S., Canada and other major international markets where we operate. Ally Financial continues to be the largest third party provider of financing for our dealers and customers. We have added relationships with other financial institutions including arrangements to provide incentivized retail financing to our customers in the U.S., Canada, United Kingdom and Australia. GM Financial continues to expand its business in targeted areas that it views as strategic and to otherwise evaluate opportunities in specific segments of the automotive financing market.

In November 2012 GM Financial entered into agreements with Ally Financial to acquire Ally Financial's automotive finance and financial services businesses in Europe and Latin America. Additionally in November 2012 GM Financial entered into a share transfer agreement with Ally Financial to acquire Ally Financial's equity interest in GMAC-SAIC Automotive Finance Company Limited (GMAC-SAIC) that conducts automotive finance and financial services operations in China. The purchases will allow GM Financial to support our dealers in markets comprising 80% of our global sales. The combined consideration will be approximately $4.1 billion.

In April 2013 GM Financial completed the acquisition of Ally Financial's European and Latin American automotive finance operations except for France, Portugal and Brazil; and in June 2013 completed the acquisition of Ally Financial's automotive finance operations in France and Portugal. The aggregate consideration for these acquisitions was $2.6 billion, subject to certain closing adjustments, of which $0.1 billion is contingent upon closing the acquisition of Brazil. In addition GM Financial repaid a $1.4 billion loan that was assumed as part of the acquisition.

GM Financial's acquisition of Ally Financial's Brazilian automotive finance operations and the equity interests in GMAC-SAIC are subject to certain regulatory and other approvals, and are expected to close in 2013 or early 2014 or as soon as practical thereafter. GM Financial expects to pay approximately $1.5 billion to close these acquisitions subject to certain closing adjustments. Refer to Note 3 to our condensed consolidated financial statements for additional information on these acquisitions.

In April 2012 GM Financial commenced commercial lending activities in the U.S. centered on floor plan financing of dealer vehicle inventory and dealer loans to finance dealer sites, facilities, facility improvements and working capital. In March 2013 GM Financial launched similar commercial lending in Canada. These loans are made on a secured basis.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidated Results

Total Net Sales and Revenue
(Dollars in Millions)

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
Automotive sales and revenue	$38,240	$37,127	$74,584	$74,455	$1,113	3.0%	$129	0.2%
GM Financial	835	487	1,375	918	348	71.5%	457	49.8%
Total net sales and revenue	$39,075	$37,614	$75,959	$75,373	$1,461	3.9%	$586	0.8%

In the three months ended June 30, 2013 Total net sales and revenue increased due primarily to: (1) increased wholesale volumes of $0.7 billion due to an increase of 21,000 vehicles (or 1.3%) primarily in GMNA and GMSA, driven by increased industry demand, partially offset by decreases in GMIO in both the Middle East and Europe and GME, driven by a weak European economy; (2) favorable vehicle pricing of $0.4 billion; (3) increased GM Financial revenue of $0.3 billion including $0.2 billion related to the acquisition of Ally Financial's international operations; (4) favorable vehicle mix of $0.2 billion; (5) increased other revenue of $0.1 billion; and (6) partially offset by unfavorable foreign currency effect of $0.4 billion due to the weakening of major currencies against the U.S. Dollar.

In the six months ended June 30, 2013 Total net sales and revenue increased due primarily to: (1) favorable vehicle mix of $0.8 billion; (2) increased GM Financial revenue of $0.5 billion including $0.2 billion related to the acquisition of Ally Financial's international operations; (3) favorable vehicle pricing of $0.2 billion; (4) increased other revenue of $0.1 billion; partially offset by (5) unfavorable foreign currency effect of $0.8 billion due to weakening of major currencies against the U.S. Dollar; and (6) decreased wholesale volumes of $0.2 billion due to a decrease of 19,000 vehicles (or 0.6%) primarily in GME due to a weak European economy and GMIO in the Middle East and Europe, partially offset by increases in GMNA and GMSA, driven by increased industry demand.

Automotive Cost of Sales

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
Automotive cost of sales	$33,824	$32,678	$66,441	$65,588	$1,146	3.5%	$853	1.3%
Automotive gross margin	$4,416	$4,449	$8,143	$8,867	$(33)	(0.7)%	$(724)	(8.2)%

In the three months ended June 30, 2013 Automotive cost of sales increased due primarily to: (1) unfavorable vehicle mix of $0.7 billion; (2) increased costs of $0.4 billion related to the increased wholesale vehicle sales; (3) increased manufacturing costs of $0.2 billion to support new vehicle launches; partially offset by (4) favorable foreign currency effect of $0.2 billion due to the weakening of major currencies against the U.S. Dollar; and (5) decreased material and freight costs of $0.1 billion.

In the six months ended June 30, 2013 Automotive cost of sales increased due primarily to: (1) unfavorable vehicle mix of $1.5 billion; (2) increased manufacturing costs of $0.4 billion to support new vehicle launches; (3) decreased U.S. pension income of $0.2 billion; partially offset by (4) decreased material and freight costs of $0.4 billion; (5) decreased costs of $0.2 billion related to decreased wholesale volume; (6) favorable foreign exchange effect of $0.2 billion; (7) decreased policy and warranty expense of $0.3 billion; and (8) decreased engineering expense of $0.2 billion.

Automotive Selling, General and Administrative Expense

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
Automotive selling, general and administrative expense	$2,925	$2,847	$5,877	$5,835	$78	2.7%	$42	0.7%

In the three and six months ended June 30, 2013 Automotive selling, general and administrative expense remained flat.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Goodwill Impairment Charges

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
Goodwill impairment charges	$—	$—	$—	$617	$—	—%	$(617)	(100.0)%

In the six months ended June 30, 2013 Goodwill impairment charges decreased due to Goodwill impairment charges of $0.6 billion and $27 million in the GME and GM Korea Company (GM Korea) reporting units recorded in the three months ended March 31, 2012 that did not recur in 2013.

Interest Income and Other Non-Operating Income, net

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
Interest income and other non-operating income, net	$251	$139	$422	$414	$112	80.6%	$8	1.9%

In the three months ended June 30, 2013 Interest income and other non-operating income, net increased due primarily to increased derivative gains of $0.1 billion related to increases in fair value.

In the six months ended June 30, 2013 Interest income and other non-operating income, net was essentially unchanged from the same period a year ago in total and in composition.

Income Tax Expense

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
Income tax expense	$742	$241	$1,151	$457	$501	n.m.	$694	151.9%
______
n.m. = not meaningful

In the three and six months ended June 30, 2013 Income tax expense increased due primarily to the inclusion of U.S. and Canada entities in our tax expense calculation resulting from the release of their valuation allowances in the year ended December 31, 2012.

Equity Income, Net of Tax

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
China joint ventures (China JVs)	$418	$331	$966	$750	$87	26.3%	$216	28.8%
Others	11	(31)	18	(27)	42	n.m.	45	n.m.
Total equity income, net of tax	$429	$300	$984	$723	$129	43.0%	$261	36.1%
______
n.m. = not meaningful

In the three and six months ended June 30, 2013 Equity income, net of tax increased due primarily to an increase in the earnings of the SGMS and SGM China JVs and other GMIO JVs.

GM North America

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended				Variance Due To
	June 30, 2013	June 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$23,495	$21,552	$1,943	9.0%	$1.2	$0.2	$0.3	$0.2	$1.9
EBIT-adjusted	$1,976	$1,891	$85	4.5%	$0.4	$(0.2)	$0.3	$(0.4)	$0.1

	Six Months Ended				Variance Due To
	June 30, 2013	June 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$46,474	$44,727	$1,747	3.9%	$0.7	$0.7	$0.1	$0.2	$1.7
EBIT-adjusted	$3,390	$3,533	$(143)	(4.0)%	$0.2	$(0.2)	$0.1	$(0.2)	$(0.1)

GMNA Total Net Sales and Revenue

In the three months ended June 30, 2013 Total net sales and revenue increased due primarily to: (1) increased wholesale volumes of 49,000 vehicles (or 6.4%) due to increased industry demand and successful recent vehicle launches such as the Buick Encore, Cadillac ATS, and Chevrolet Spark; (2) favorable vehicle pricing; and (3) favorable vehicle mix.

In the six months ended June 30, 2013 Total net sales and revenue increased due primarily to: (1) increased wholesale volumes of 30,000 vehicles (or 1.8%) due to increased industry demand and successful recent vehicle launches such as the Buick Encore, Cadillac ATS, and Chevrolet Spark; (2) favorable vehicle mix; and (3) favorable vehicle pricing.

GMNA EBIT-Adjusted

In the three months ended June 30, 2013 earnings before interest and taxes (EBIT)-adjusted increased due primarily to: (1) increased wholesale volumes; (2) favorable vehicle pricing; partially offset by (3) unfavorable net vehicle mix. In addition, EBIT-adjusted also includes unfavorable $0.4 billion primarily due to; (4) increased manufacturing expense, including new launches, of $0.3 billion; (5) increased depreciation and amortization expense of $0.2 billion; and (6) decreased U.S. pension income of $0.1 billion due to settlement of the salaried retiree pension plan; partially offset by (7) reduction in unfavorable warranty and policy adjustments of $0.1 billion.

In the six months ended June 30, 2013 EBIT-adjusted decreased due primarily to: (1) unfavorable net vehicle mix; partially offset by (2) increased wholesale volumes; and (3) favorable vehicle pricing. In addition, EBIT-adjusted also includes unfavorable $0.2 billion primarily due to; (4) increased manufacturing expense, including new launches, of $0.3 billion; (5) increased depreciation and amortization expense of $0.2 billion; and (6) decreased U.S. pension income of $0.2 billion due to settlement of the salaried retiree pension plan; partially offset by (7) reduction in unfavorable warranty and policy adjustments of $0.3 billion.

GM Europe

During the second half of 2011 and continuing into 2013, the European automotive industry has been severely affected by the ongoing sovereign debt crisis, high unemployment and a lack of consumer confidence coupled with overcapacity. European automotive industry sales to retail and fleet customers were 9.5 million vehicles in the six months ended June 30, 2013, representing a 5.3% decrease compared to the corresponding period in 2012. In the six months ended June 30, 2013 our European market share declined to 8.4% from 8.5% in the year ended December 31, 2012.

We have formulated a plan to implement various actions to strengthen our operations and increase our competitiveness. The key areas of the plan include investments in our product portfolio, a revised brand strategy, significant management changes, reducing material, development and production costs, including restructuring activities, and further leveraging synergies from the alliance between us and PSA. The success of our plan will depend on a combination of our ability to execute the actions contemplated, as well as external factors which are outside of our control. We believe it is likely that adverse economic conditions and their effect on the European automotive industry will not improve significantly in the foreseeable future and we expect to continue to incur losses in the region as a result.

GME Total Net Sales and Revenue and EBIT-Adjusted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended				Variance Due To
	June 30, 2013	June 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$5,154	$5,532	$(378)	(6.8)%	$(0.2)	$(0.1)	$(0.1)	$—	$(0.4)
EBIT (loss)-adjusted	$(110)	$(394)	$284	72.1%	$(0.1)	$(0.1)	$(0.1)	$0.6	$0.3

	Six Months Ended				Variance Due To
	June 30, 2013	June 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$9,972	$10,787	$(815)	(7.6)%	$(0.6)	$(0.1)	$(0.1)	$—	$(0.8)
EBIT (loss)-adjusted	$(285)	$(688)	$403	58.6%	$(0.1)	$(0.2)	$(0.1)	$0.8	$0.4

GME Total Net Sales and Revenue

In the three months ended June 30, 2013 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes of 14,000 vehicles (or 4.7%) due to the weak European economy; (2) unfavorable vehicle pricing primarily resulting from increased incentive support associated with difficult market conditions; and (3) unfavorable net vehicle mix due to lower proportion of higher priced vehicles.

In the six months ended June 30, 2013 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes of 31,000 vehicles (or 5.6%) due to the weak European economy; (2) unfavorable vehicle pricing primarily resulting from increased incentive support associated with difficult market conditions; and (3) unfavorable net vehicle mix due to lower proportion of higher priced vehicles.

GME EBIT (Loss)-Adjusted

In the three months ended June 30, 2013 EBIT (loss)-adjusted decreased due primarily to: (1) decreased manufacturing costs of $0.2 billion due primarily to decreased depreciation expense due to asset impairment in December 2012, which decreased the depreciable base; (2) decreased engineering expenses of $0.1 billion; (3) an increase of $0.1 billion resulting from the net effect of changes in the fair value of an embedded foreign currency derivative asset associated with a long-term supply agreement; (4) favorable material and logistic performance of $0.1 billion; partially offset by (5) unfavorable net vehicle mix; (6) unfavorable vehicle pricing; and (7) decreased wholesale volumes.

In the six months ended June 30, 2013 EBIT (loss)-adjusted decreased due primarily to: (1) decreased manufacturing costs of $0.2 billion due primarily to decreased depreciation expense due to asset impairment in December 2012, which decreased the depreciable base; (2) decreased engineering expenses of $0.2 billion; (3) favorable material and logistic performance of $0.2 billion; and (4) an increase of $0.1 billion resulting from the net effect of changes in the fair value of an embedded foreign currency derivative asset associated with a long-term supply agreement; partially offset by (5) unfavorable net vehicle mix; (6) unfavorable vehicle pricing; and (7) decreased wholesale volumes.

GM International Operations

Focus on Chinese Market

We view the Chinese market as important to our global growth strategy and are employing a multi-brand strategy, led by our Buick and Chevrolet brands. In the coming years, we plan to increasingly leverage our global architectures to increase the number of nameplates under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the Baojun, Jiefang and Wuling brands. We operate in Chinese markets through a number of joint ventures and maintaining good relations with our joint venture partners, which are affiliated with the Chinese government, is an important part of our China growth strategy.

The following tables summarize certain key operational and financial data for the China JVs (dollars in millions, vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total wholesale vehicles(a)	772	696	1,613	1,452
Market share(b)	13.9%	13.8%	14.5%	14.5%
Total net sales and revenue	$9,248	$7,577	$18,993	$16,270
Net income	$872	$707	$2,016	$1,594
________

(a)	Including vehicles exported to markets outside of China.

(b)	Market share for China market.

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$5,175	$5,522
Debt	$133	$123

GMIO Total Net Sales and Revenue and EBIT-Adjusted

	Three Months Ended				Variance Due To
	June 30, 2013	June 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$5,250	$5,915	$(665)	(11.2)%	$(0.5)	$—	$(0.1)	$(0.1)	$(0.7)
EBIT-adjusted	$228	$627	$(399)	(63.6)%	$(0.1)	$(0.2)	$(0.1)	$—	$(0.4)

	Six Months Ended				Variance Due To
	June 30, 2013	June 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$10,070	$10,931	$(861)	(7.9)%	$(0.5)	$(0.1)	$(0.1)	$(0.2)	$(0.9)
EBIT-adjusted	$723	$1,148	$(425)	(37.0)%	$(0.1)	$(0.3)	$(0.1)	$0.1	$(0.4)

GMIO Total Net Sales and Revenue

In the three months ended June 30, 2013 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volume of 48,000 vehicles (or 16.3%) primarily in Middle East and Chevrolet brand vehicles in Europe partially offset by an increase from the consolidation of HKJV effective September 2012 resulting in an inclusion of 21,000 wholesale vehicle sales (or 7.1%); (2) unfavorable vehicle pricing due to increased incentive support associated with strong competition; and (3) decreased components, parts and accessories revenue of $0.1 billion.

In the six months ended June 30, 2013 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volume of 72,000 vehicles (or 13.4%) primarily in Middle East and Chevrolet brand vehicles in Europe partially offset by an increase from the consolidation of HKJV effective September 2012 resulting in an inclusion of 45,000 wholesale vehicle sales (or 8.4%); (2) unfavorable vehicle mix due to a shift to lower priced vehicles; (3) unfavorable vehicle pricing due to increased incentive support associated with strong competition; (4) decreased sales of components, parts and accessories of $0.1 billion; and (5) unfavorable net foreign currency effect due to the weakening of the South Africa Rand against the U.S. Dollar of $0.1 billion.

The vehicle sales of our China JVs are not reflected in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, net of tax.

GMIO EBIT-Adjusted

In the three months ended June 30, 2013 EBIT-adjusted decreased due primarily to: (1) unfavorable net vehicle mix; (2) unfavorable wholesale volumes; (3) unfavorable vehicle pricing, and (4) decreased sales of components, parts and accessories of $0.1 billion; partially offset by (5) increased equity income, net of tax of $0.1 billion from our interest in the increased net income of our China JVs.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2013 EBIT-adjusted decreased due primarily to: (1) unfavorable net vehicle mix; (2) unfavorable wholesale volumes; (3) unfavorable vehicle pricing; and (4) a decrease in sales of components, parts and accessories of $0.1 billion; partially offset by (5) increased equity income, net of tax of $0.2 billion from our interest in the increased net income of our China JVs.

GM South America

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

The aggregate net assets denominated in BsF and other currencies at June 30, 2013 and December 31, 2012 were $747 million and $940 million which included monetary assets of $1.5 billion and $1.6 billion and monetary liabilities of $1.0 billion and $1.1 billion. At June 30, 2013 and December 31, 2012 other consolidated entities had receivables from our Venezuelan subsidiaries denominated in other currencies of $316 million and $224 million. The total amounts pending government approval for settlement at June 30, 2013 and December 31, 2012 were BsF 3.2 billion (equivalent to $565 million) and BsF 2.2 billion (equivalent to $523 million), for which some requests have been pending from 2007.

In February 2013 the Venezuelan government announced that the official fixed exchange rate of BsF 4.3 to $1.00 changed to BsF 6.3 to $1.00 effective February 13, 2013. The devaluation required remeasurement of our Venezuelan subsidiaries' non-U.S. Dollar denominated monetary assets and liabilities. The remeasurement resulted in a charge of $0.2 billion in the three months ended March 31, 2013.

We believe it is possible that the Venezuelan government may further devalue the BsF against the U.S. Dollar in the future. If the BsF were devalued further, it would result in a charge to our income statement in the period of devaluation. Based on our June 30, 2013 net monetary assets, a further devaluation of the BsF by 1 BsF to $1.00 would result in a charge of approximately $70 million.

GMSA Total Net Sales and Revenue and GMSA EBIT-Adjusted

	Three Months Ended				Variance Due To
	June 30, 2013	June 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$4,308	$4,117	$191	4.6%	$0.2	$0.1	$0.2	$(0.3)	$0.2
EBIT-adjusted	$54	$16	$38	n.m.	$—	$—	$0.2	$(0.2)	$—

	Six Months Ended				Variance Due To
	June 30, 2013	June 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$7,999	$7,984	$15	0.2%	$0.1	$0.3	$0.3	$(0.7)	$—
EBIT-adjusted	$16	$169	$(153)	(90.5)%	$—	$—	$0.3	$(0.5)	$(0.2)
________
n.m. = not meaningful

GMSA Total Net Sales and Revenue

In the three months ended June 30, 2013 Total net sales and revenue increased due primarily to: (1) increased wholesale volumes of 13,000 vehicles (or 5.3%) primarily driven by higher industry volume in Brazil; (2) favorable vehicle pricing primarily due to high inflation in Venezuela and Argentina; and (3) favorable vehicle mix due to increased sales of Chevrolet Trailblazer, Chevrolet Captiva and Chevrolet S10; partially offset by (4) unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against the Brazilian Real and Argentinian Peso and the devaluation of the BsF of $0.4 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2013 Total net sales and revenue remained flat due primarily to: (1) favorable vehicle mix due to increased sales of the Chevrolet Trailblazer, Chevrolet Captiva and Chevrolet S10; (2) favorable vehicle pricing primarily due to high inflation in Venezuela and Argentina; and (3) increased wholesale volumes of 9,000 vehicles (or 2.0%) primarily driven by higher industry volume in Brazil; offset by (4) unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against the Brazilian Real and Argentinian Peso and the devaluation of the BsF of $0.7 billion.

GMSA EBIT-Adjusted

In the three months ended June 30, 2013 EBIT-adjusted remained flat due primarily to: (1) favorable vehicle pricing primarily driven by high inflation in Venezuela and Argentina; offset by (2) unfavorable net foreign currency effect of $0.2 billion due to the strengthening of the U.S. Dollar against the Brazilian Real and Argentinian Peso and the devaluation of the BsF.

In the six months ended June 30, 2013 EBIT-adjusted decreased due primarily to: (1) unfavorable net foreign currency effect due to the devaluation of the BsF of $0.2 billion and the strengthening of the U.S. Dollar against the Brazilian Real and Argentinian Peso of $0.2 billion; and (2) a non-recurring bargain gain of $50 million on the purchase of GMAC de Venezuela CA in the corresponding period of 2012; partially offset by (3) favorable vehicle pricing primarily driven by high inflation in Venezuela and Argentina.

GM Financial
(Dollars in Millions)

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
GM Financial revenue	$836	$487	$1,376	$918	$349	71.7%	$458	49.9%
Income before income taxes	$254	$217	$434	$398	$37	17.1%	$36	9.0%

GM Financial Revenue

In the three months ended June 30, 2013 GM Financial revenue increased due primarily to: (1) increased revenue of $0.2 billion due to the acquisition of Ally Financial international operations; and (2) increased lease income of $0.1 billion due to a larger lease portfolio.

In the six months ended June 30, 2013 GM Financial revenue increased due primarily to: (1) increased revenue of $0.2 billion due to the acquisition of Ally Financial international operations; (2) increased finance charge income of $0.1 billion due to a larger loan portfolio balance; and (3) increased lease income of $0.1 billion due to a larger lease portfolio.

GM Financial Income Before Income Taxes

In the three months ended June 30, 2013 Income before income taxes remained flat due primarily to: (1) increased finance income of $0.2 billion due to a larger loan portfolio as a result of the purchase of Ally Financial international operations; offset by (2) increased interest expense of $0.1 billion due to an increase in average debt outstanding as a result of the purchase of Ally Financial international operations; and (3) increased operating expenses of $0.1 billion as a result of the purchase of Ally Financial international operations.

Average debt outstanding in the three months ended June 30, 2013 and 2012 was $21.5 billion and $8.9 billion and the effective rate of interest paid for each period was 3.1% and 2.9%.

In the six months ended June 30, 2013 Income before income taxes remained flat due primarily to: (1) increased finance income of $0.3 billion due to a larger loan portfolio as a result of the purchase of Ally Financial international operations; offset by (2) increased provision for loan losses of $0.1 billion due to a larger loan portfolio; (3) increased interest expense of $0.1 billion due to an increase in average debt outstanding as a result of the purchase of Ally Financial international operations; and (4) increased operating expenses of $0.1 billion as a result of the purchase of Ally Financial international operations.

Average debt outstanding in the six months ended June 30, 2013 and 2012 was $16.4 billion and $8.8 billion and the effective rate of interest paid for each period was 3.0% and 2.9%.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Corporate
(Dollars in Millions)

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
Net loss attributable to stockholders	$(1,010)	$(402)	$(1,474)	$(604)	$(608)	151.2%	$(870)	144.0%

Corporate Net Loss Attributable to Stockholders

In the three months ended June 30, 2013 Net loss attributable to stockholders increased due primarily to (1) an increase in income tax expense of $0.5 billion due primarily to the inclusion of U.S. and Canada entities in our tax expense calculation resulting from the release of their valuation allowances in the year ended December 31, 2012; and (2) a loss on the extinguishment of debt of $0.2 billion due to the acquisition of the remaining balance of GM Korea's preferred shares; partially offset by (3) a $0.1 billion favorable foreign currency effect; and (4) a reduction in interest expense of $0.1 billion.

In the six months ended June 30, 2013 Net loss attributable to stockholders increased due primarily to (1) an increase in income tax expense of $0.7 billion due primarily to the inclusion of U.S. and Canada entities in our tax expense calculation resulting from the release of their valuation allowances in the year ended December 31, 2012; and (2) a loss on the extinguishment of debt of $0.2 billion due to the acquisition of the remaining balance of GM Korea's preferred shares; partially offset by (3) a reduction in interest expense of $0.1 billion.

Liquidity and Capital Resources
Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our secured revolving credit facilities will be sufficient to meet our liquidity needs. However we expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations. Our known material future uses of cash which may vary from time to time based on market conditions and other factors include, among other possible demands: (1) reinvestment in our business through capital expenditures of approximately $8 billion annually as well as engineering and product development activities; (2) acquiring certain Ally Financial international operations, as subsequently discussed, for approximately $1.6 billion which includes contingent consideration of $0.1 billion; (3) payments to service debt and other long-term obligations; (4) dividend payments on our Series A Preferred Shares of $0.6 billion annually; and (5) certain litigation and income and indirect tax-related administrative proceedings that may require that we make payments or deposit funds in escrow estimated at $0.8 billion.

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

In November 2012 GM Financial entered into agreements with Ally Financial to acquire Ally Financial's automotive finance and financial services businesses in Europe and Latin America and Ally Financial's equity interests in GMAC-SAIC for approximately $4.1 billion. In the three months ended June 30, 2013 GM Financial completed the acquisitions of Ally Financial's European and Latin American automotive finance operations except for Brazil for $2.6 billion, of which $2.5 billion has been paid. Refer to Automotive Financing Strategy in this MD&A for additional information on these acquisitions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In April 2013 GM Korea made a payment of $0.7 billion to acquire, prior to the mandatory redemption date, the remaining balance of GM Korea's mandatorily redeemable preferred shares that had a carrying amount of $0.5 billion. We recorded the difference of $0.2 billion as a loss on extinguishment of debt.

Automotive

Available Liquidity

Total available liquidity includes cash, cash equivalents, current marketable securities and funds available under credit facilities. At June 30, 2013 our available liquidity was $34.8 billion, including funds available under credit facilities of $10.6 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Available liquidity held within North America and at our regional treasury centers represented approximately 82% of our available liquidity at June 30, 2013. A portion of our available liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods including intercompany loans to utilize these funds across our global operations as needed.

Our cash equivalents and marketable securities balances include investments in U.S. government and agency obligations, foreign government securities, time deposits and certificates of deposit and corporate debt securities, and are primarily denominated in U.S. Dollars. We expect to maintain a sufficient amount of Canadian Dollar (CAD) denominated cash investments to offset certain CAD denominated liabilities, which primarily relate to pension and other postretirement benefits liabilities. These cash investments will incur foreign currency exchange gains or losses based on the movement of the CAD in relation to the U.S. Dollar and will therefore reduce our net CAD foreign currency exchange exposure. We held cash investments in CAD denominated securities of $3.1 billion at June 30, 2013. These funds continue to be available to fund our normal ongoing operations and are included in our available liquidity.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity and to fund working capital needs at certain of our subsidiaries. The total size of our credit facilities was $11.3 billion and $11.4 billion at June 30, 2013 and December 31, 2012. Our primary borrowing capacity under credit facilities comes from our secured revolving credit facilities consisting of a three-year $5.5 billion facility maturing in 2015 and a five-year, $5.5 billion facility maturing in 2017. We have not borrowed against these facilities, but have amounts in use under the letter of credit sub-facility of $0.5 billion. GM Financial has not borrowed against the three-year facility.

The following table summarizes our liquidity (dollars in millions):

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$17,940	$17,133
Marketable securities	6,258	8,988
Available liquidity	24,198	26,121
Available under credit facilities	10,611	11,119
Total available liquidity	$34,809	$37,240

In the six months ended June 30, 2013 total available liquidity decreased by $2.4 billion due primarily to: (1) a capital contribution to GM Financial of $1.3 billion in support of the acquisition of Ally Financial's international operations; (2) cash used in financing activities of $1.1 billion primarily due to the acquisition of GM Korea's preferred shares and dividend payments on our preferred shares; (3) reductions in amounts available under credit facilities of $0.5 billion due to letters of credit issued under our secured revolving credit facilities and the termination of a facility in GMIO; (4) unfavorable foreign currency exchange effects of $0.5 billion and (5) a payment to acquire intellectual property of $0.2 billion; partially offset by (6) automotive free cash flow of $1.2 billion and (7) reductions in restricted cash balances of $0.2 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Cash Flow

The following table summarizes automotive cash flows from operating, investing and financing activities (dollars in millions):

	Six Months Ended
	June 30, 2013	June 30, 2012
Net cash provided by operating activities	$4,998	$6,032
Net cash provided by (used in) investing activities	$(1,252)	$474
Net cash used in financing activities	$(1,135)	$(545)

Operating Activities

In the six months ended June 30, 2013 net cash provided by operating activities decreased by $1.0 billion due primarily to: (1) lower net income excluding non-cash charges relating to depreciation, amortization and impairment charges of $1.4 billion; (2) unfavorable daily rental car activities including customer deposits of $0.8 billion; (3) unfavorable movements in dealer and customer allowances of $0.4 billion; and (4) unfavorable movements in warranty of $0.2 billion; partially offset by (5) favorable changes in working capital of $1.0 billion and (6) changes to deferred taxes of $0.7 billion.

Investing Activities

In the six months ended June 30, 2013 net cash used in investing activities was $1.3 billion compared to net cash provided by investing activities of $0.5 billion in the six months ended June 30, 2012 due primarily to: (1) proceeds in excess of new investments in marketable securities of $1.8 billion as we reinvested maturing marketable securities in shorter-term cash equivalents to rebalance our investment portfolio in the normal course of business; partially offset by (2) decreased capital expenditures of $0.2 billion.

Financing Activities

In the six months ended June 30, 2013 net cash used in financing activities increased by $0.6 billion due primarily to: (1) debt payments of $1.0 billion including the acquisition of GM Korea's preferred shares of $0.7 billion; partially offset by (2) net increase in short-term debt facilities with maturities less than 90 days of $0.3 billion; and (3) proceeds from other existing debt facilities of $0.2 billion.

Free Cash Flow and Adjusted Free Cash Flow

The following table summarizes free cash flow and adjusted free cash flow (dollars in millions):

	Six Months Ended
	June 30, 2013	June 30, 2012
Operating cash flow	$4,998	$6,032
Less: capital expenditures	(3,829)	(4,052)
Free cash flow	1,169	1,980
Adjustments for voluntary management actions	71	—
Adjusted free cash flow	$1,240	$1,980

In the six months ended June 30, 2013 adjustments for voluntary management actions included pension contributions of $0.1 billion related to the previously announced annuitization of the U.S. salaried pension plan.

Automotive Financing - GM Financial

Liquidity Overview

GM Financial's primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt, borrowings under secured and unsecured debt, collections and recoveries on finance receivables and net proceeds from senior notes transactions. GM Financial's primary uses of cash are purchases of finance receivables and leased assets, funding of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements for secured debt and operating expenses. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt, which could include future opportunistic repayments or borrowings.

Available Liquidity

The following table summarizes GM Financial's available liquidity (dollars in millions):

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$1,757	$1,289
Borrowing capacity on committed secured credit facilities	1,648	1,349
Borrowing capacity on committed unsecured credit facilities	76	—
Available liquidity	$3,481	$2,638

The increase in liquidity is due primarily to the issuance of $2.5 billion in senior unsecured notes, as well as acquired liquidity from the Ally Financial international operations acquisition, partially offset by the cost of purchasing Ally Financial's international operations.

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

In the three months ended June 30, 2013 in connection with the acquisition of certain of Ally Financial's European and Latin American automotive finance operations discussed previously in Automotive Financing Strategy in this MD&A, GM Financial received a capital contribution from us of $1.3 billion and utilized $2.6 billion of its liquidity. These acquisitions increased finance receivables by $11.0 billion and secured and unsecured debt by $8.9 billion.

Cash Flow

The following table summarizes GM Financial cash flows from operating, investing and financing activities (dollars in millions):

	Six Months Ended
	June 30, 2013	June 30, 2012
Net cash provided by operating activities	$714	$409
Net cash used in investing activities	$(4,549)	$(1,299)
Net cash provided by financing activities	$2,988	$1,111

In the six months ended June 30, 2013 net cash used in investing activities increased by $3.3 billion due primarily to: (1) net cash payment of $2.1 billion made in the current period on the acquisitions of Ally Financial international operations; (2) increased funding of commercial finance receivables of $6.0 billion and purchase of consumer finance receivables of $0.9 billion; (3) increased purchase of leased vehicles of $0.5 billion; partially offset by (4) increased collections and recoveries on finance receivables of $6.8 billion.

In the six months ended June 30, 2013 net cash provided by financing activities increased by $1.9 billion due primarily to the increased borrowings under secured and unsecured debt and issuance of senior notes of $5.9 billion, partially offset by the decreased debt repayment of $4.0 billion.

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers' commitments, certain product-related claims and third party commercial loans and other obligations. The maximum potential obligation under these commitments was $18.3 billion and $23.5 billion at June 30, 2013 and December 31, 2012.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Refer to Note 16 to our condensed consolidated financial statements for additional information on guarantees we have provided.

Fair Value Measurements

Refer to Note 15 to our condensed consolidated financial statements for information regarding derivative fair value measurements.

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

Non-GAAP Measures

Management believes EBIT-adjusted provides meaningful supplemental information regarding our automotive segments' operating results because it excludes interest income, interest expense and income taxes as well as certain additional adjustments. Such adjustments include impairment charges related to goodwill and certain investments, gains or losses on the settlement/extinguishment of obligations and gains or losses on the sale of non-core investments.

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

Management believes these measures allow it to readily view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions. We believe these non-GAAP measures are useful in allowing for greater transparency of our core operations and are therefore used by management in its financial and operational decision-making. Management does not consider the excluded items when assessing and measuring the operational and financial performance of the organization, its management teams and when making decisions to allocate resources, such as capital investment, among business units and for internal reporting and as part of its forecasting and budgeting processes.

While management believes that these non-GAAP measures provide useful information, they are not operating measures under U.S. GAAP and there are limitations associated with their use. Our calculation of these non-GAAP measures may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result the use of these non-GAAP measures has limitations and should not be considered in isolation from, or as a substitute for, other measures such as Net income, Net income attributable to stockholders or operating cash flow. Due to these limitations, these non-GAAP measures are used as supplements to U.S. GAAP measures.

Management believes income before income taxes provides meaningful supplemental information regarding GM Financial's operating results. GM Financial uses a separate measure from our automotive operations because management believes interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment.

The following table summarizes the reconciliation of our automotive segments EBIT-adjusted and GM Financial's income before income taxes to Net income attributable to stockholders and provide supplemental detail of the adjustments, which are presented net of noncontrolling interests (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
Automotive
EBIT-adjusted
GMNA	$1,976	97.6%	$1,891	99.4%	$3,390	94.0%	$3,533	90.5%
GME	(110)	(5.4)%	(394)	(20.7)%	(285)	(7.9)%	(688)	(17.6)%
GMIO	228	11.3%	627	33.0%	723	20.0%	1,148	29.4%
GMSA	54	2.7%	16	0.8%	16	0.4%	169	4.3%
Corporate	(126)	(6.2)%	(238)	(12.5)%	(236)	(6.5)%	(259)	(6.6)%
Total automotive EBIT-adjusted	2,022	100.0%	1,902	100.0%	3,608	100.0%	3,903	100.0%
Adjustments	104		—		(66)		(612)
Corporate interest income	77		86		156		175
Automotive interest expense	61		118		152		228
Loss on extinguishment of debt	240		—		240		18
Automotive Financing
GM Financial income before income taxes	254		217		434		398
Consolidated
Income tax expense	742		241		1,151		457
Net income attributable to stockholders	$1,414		$1,846		$2,589		$3,161

Our automotive operations interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our automotive operating segments between EBIT-adjusted and Net income attributable to stockholders.

In the three months ended June 30, 2013 adjustments to EBIT consisted of the acquisition of GM Korea's preferred shares of $67 million in GMIO and pension settlement credits of $37 million in GMNA.

In the six months ended June 30, 2013 adjustments to EBIT consisted of Venezuela currency devaluation of $162 million in GMSA and the acquisition of GM Korea's preferred shares of $67 million and net pension settlement charges and income related to various insurance recoveries, net, of $29 million.

In the six months ended June 30, 2012 adjustments to EBIT consisted of Goodwill impairment charges of $590 million in GME and $22 million in GMIO, which is presented net of noncontrolling interests.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our management, with the participation of our Chairman and CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2013. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Controls

There have not been any changes in internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The discussion in the following paragraph provides an update of developments that have occurred in a material pending legal proceeding to which we are a party, other than ordinary routine litigation incidental to our business. The proceeding that is being updated is fully described in our 2012 Form 10-K as updated in our Form 10-Q for the period ended March 31, 2013.

As previously reported, on August 6, 2012, Saab Automobile AB and Spyker N.V. filed a complaint in the United States District Court for the Eastern District of Michigan alleging that GM tortiously interfered with their efforts to secure an investment in Saab Automobile AB from Zheijian Youngman Lotus Automobile Co., Ltd and its affiliates by making public statements to the effect that GM did not favor the proposed transaction. On June 18, 2013 the Court granted GM's motion to dismiss the case on multiple alternative grounds. Saab and Spyker have appealed.

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
*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities for Cash

No shares were repurchased in the three months ended June 30, 2013.

Other Purchases of Equity Securities

The following table summarizes our non-cash purchases of equity securities in each of the three months ended June 30, 2013:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1, 2013 through April 30, 2013	20,685	$28.36	N/A	N/A
May 1, 2013 through May 31, 2013	2,477	$31.07	N/A	N/A
June 1, 2013 through June 30, 2013	3,876,069	$34.07	N/A	N/A
Total	3,899,231	$34.04
________
N/A = not applicable

(a)
Represents shares of common stock delivered by employees or directors back to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units and Restricted Stock Awards relating to compensation plans and shares of common stock retained by us for the payment of the exercise price upon the exercise of warrants. Refer to Note 21 to our condensed consolidated financial statements for additional details on employee stock incentive plans and Note 24 to our consolidated financial statements in our 2012 Form 10-K for additional details on warrants issued.

*  *  *  *  *  *  *

Item 6. Exhibits

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS*	XBRL Instance Document	Furnished with this Report
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report
________

*	Submitted electronically with this Report.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Controller and Chief Accounting Officer
Date:	July 25, 2013