Form 10-Q
period 2013-09-30
General Motors Co
filed 2013-10-30
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 25, 2013 the number of shares outstanding of common stock was 1,388,973,710 shares.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales and revenue
Automotive	$38,120	$37,062	$112,704	$111,517
GM Financial	863	514	2,238	1,432
Total	38,983	37,576	114,942	112,949
Costs and expenses
Automotive cost of sales	33,166	32,735	99,607	98,323
GM Financial operating and other expenses	625	311	1,556	827
Automotive selling, general and administrative expense	2,876	2,849	8,753	8,684
Goodwill impairment charges (Note 7)	60	78	60	695
Total costs and expenses	36,727	35,973	109,976	108,529
Operating income	2,256	1,603	4,966	4,420
Automotive interest expense	65	128	217	356
Interest income and other non-operating income (loss), net	(82)	318	340	732
Gain (loss) on extinguishment of debt (Note 10)	2	—	(238)	(18)
Income before income taxes and equity income	2,111	1,793	4,851	4,778
Income tax expense (Note 15)	842	357	1,993	814
Equity income, net of tax (Note 6)	436	418	1,420	1,141
Net income	1,705	1,854	4,278	5,105
Net (income) loss attributable to noncontrolling interests	12	(21)	28	(111)
Net income attributable to stockholders	$1,717	$1,833	$4,306	$4,994
Net income attributable to common stockholders	$698	$1,476	$2,857	$3,967

Earnings per share (Note 18)
Basic
Basic earnings per common share	$0.50	$0.94	$2.07	$2.53
Weighted-average common shares outstanding	1,386	1,570	1,378	1,570
Diluted
Diluted earnings per common share	$0.45	$0.89	$1.82	$2.38
Weighted-average common shares outstanding	1,681	1,663	1,672	1,675

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$1,705	$1,854	$4,278	$5,105
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(154)	7	(397)	(45)
Cash flow hedging losses, net	—	—	—	(2)
Unrealized gains (losses) on securities, net	201	(11)	183	(151)
Defined benefit plans, net	9	(715)	271	(657)
Other comprehensive income (loss), net of tax	56	(719)	57	(855)
Comprehensive income	1,761	1,135	4,335	4,250
Comprehensive (income) loss attributable to noncontrolling interests	15	(31)	42	(119)
Comprehensive income attributable to stockholders	$1,776	$1,104	$4,377	$4,131

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$20,355	$18,422
Marketable securities (Note 3)	8,215	8,988
Restricted cash and marketable securities (Note 3)	959	686
Accounts and notes receivable (net of allowance of $325 and $311)	11,067	10,395
GM Financial receivables, net (Note 4)(including SPE receivables of $9,089 and $3,444; Note 8)	11,010	4,044
Inventories (Note 5)	15,357	14,714
Equipment on operating leases, net	2,559	1,782
Deferred income taxes	9,868	9,429
Other current assets	1,774	1,536
Total current assets	81,164	69,996
Non-current Assets
Restricted cash and marketable securities (Note 3)	676	682
GM Financial receivables, net (Note 4)(including SPE receivables of $10,604 and $6,458; Note 8)	12,222	6,954
Equity in net assets of nonconsolidated affiliates (Note 6)	7,897	6,883
Property, net	26,247	24,196
Goodwill (Note 7)	1,953	1,973
Intangible assets, net (Note 7)	6,364	6,809
GM Financial equipment on operating leases, net (including SPE assets of $1,685 and $540; Note 8)	3,100	1,649
Deferred income taxes	26,020	27,922
Other assets	2,896	2,358
Total non-current assets	87,375	79,426
Total Assets	$168,539	$149,422
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$27,242	$25,166
Short-term debt and current portion of long-term debt (Note 10)
Automotive (including certain debt at VIEs of $187 and $228; Note 8)	1,786	1,748
GM Financial (including certain debt at VIEs of $8,435 and $3,770; Note 8)	9,653	3,770
Accrued liabilities	23,882	23,308
Total current liabilities	62,563	53,992
Non-current Liabilities
Long-term debt (Note 10)
Automotive (including certain debt at VIEs of $77 and $122; Note 8)	6,662	3,424
GM Financial (including certain debt at VIEs of $9,712 and $5,608; Note 8)	14,022	7,108
Postretirement benefits other than pensions (Note 12)	6,855	7,309
Pensions (Note 12)	27,030	27,420
Other liabilities and deferred income taxes	14,046	13,169
Total non-current liabilities	68,615	58,430
Total Liabilities	131,178	112,422
Commitments and contingencies (Note 14)
Equity (Note 17)
Preferred stock, $0.01 par value
Series A	3,109	5,536
Series B	4,855	4,855
Common stock, $0.01 par value	14	14
Additional paid-in capital	23,878	23,834
Retained earnings	12,903	10,057
Accumulated other comprehensive loss	(7,981)	(8,052)
Total stockholders’ equity	36,778	36,244
Noncontrolling interests	583	756
Total Equity	37,361	37,000
Total Liabilities and Equity	$168,539	$149,422

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
			Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$5,536	$4,855	$16	$26,391	$7,183	$(5,861)	$871	$38,991
Net income	—	—	—	—	4,994	—	111	5,105
Other comprehensive income (loss)	—	—	—	—	—	(863)	8	(855)
Exercise of common stock warrants	—	—	—	4	—	—	—	4
Stock based compensation	—	—	—	48	—	—	—	48
Cash dividends paid on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(644)	—	—	(644)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Other	—	—	—	—	—	—	18	18
Balance at September 30, 2012	$5,536	$4,855	$16	$26,443	$11,533	$(6,724)	$970	$42,629

Balance at December 31, 2012	$5,536	$4,855	$14	$23,834	$10,057	$(8,052)	$756	$37,000
Net income (loss)	—	—	—	—	4,306	—	(28)	4,278
Other comprehensive income (loss)	—	—	—	—	—	71	(14)	57
Purchase and cancellation of Series A Preferred Stock	(2,427)	—	—	—	—	—	—	(2,427)
Exercise of common stock warrants	—	—	—	3	—	—	—	3
Stock based compensation	—	—	—	27	—	—	—	27
Cash dividends paid on Series A Preferred Stock, charge related to purchase of Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(1,460)	—	—	(1,460)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(82)	(82)
Other	—	—	—	14	—	—	(49)	(35)
Balance at September 30, 2013	$3,109	$4,855	$14	$23,878	$12,903	$(7,981)	$583	$37,361

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Net cash provided by operating activities	$9,572	$9,824
Cash flows from investing activities
Expenditures for property	(5,780)	(6,004)
Available-for-sale marketable securities, acquisitions	(4,247)	(3,818)
Trading marketable securities, acquisitions	(3,214)	(4,867)
Available-for-sale marketable securities, liquidations	2,777	8,923
Trading marketable securities, liquidations	5,311	5,313
Acquisition of companies, net of cash acquired	(2,111)	(34)
Proceeds from sale of business units/investments, net of cash disposed	(65)	18
Increase in restricted cash and marketable securities	(694)	(506)
Decrease in restricted cash and marketable securities	961	1,096
Purchases and funding of finance receivables	(18,011)	(4,941)
Principal collections and recoveries on finance receivables	16,137	3,349
Purchases of leased vehicles, net	(1,733)	(837)
Proceeds from termination of leased vehicles	142	36
Decrease (increase) in notes receivable	90	(2,038)
Other investing activities	(152)	29
Net cash used in investing activities	(10,589)	(4,281)
Cash flows from financing activities
Net increase (decrease) in short-term debt	69	(221)
Proceeds from issuance of debt (original maturities greater than three months)	21,068	7,930
Payments on debt (original maturities greater than three months)	(13,714)	(5,267)
Payments to purchase stock	(2,438)	—
Dividends paid (including charge related to purchase of Series A Preferred Stock)	(1,519)	(679)
Other financing activities	(147)	(40)
Net cash provided by financing activities	3,319	1,723
Effect of exchange rate changes on cash and cash equivalents	(369)	(17)
Net increase in cash and cash equivalents	1,933	7,249
Cash and cash equivalents at beginning of period	18,422	16,071
Cash and cash equivalents at end of period	$20,355	$23,320
Supplemental cash flow information:
Non-cash property additions	$3,326	$3,861

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

We analyze the results of our business through our five segments: GM North America (GMNA), GM Europe (GME), GM International Operations (GMIO), GM South America (GMSA) and GM Financial. Nonsegment operations are classified as Corporate. Corporate includes certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

Recently Adopted Accounting Principles

On January 1, 2013 we adopted Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This ASU does not change current requirements for reporting net income or other comprehensive income in financial statements; rather, it requires certain disclosures of the amount of reclassifications of items from other comprehensive income to net income by component. The related disclosures are presented in Note 17.

Accounting Standards Not Yet Adopted

In July 2013 the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” to eliminate diversity in practice. This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013 and interim periods therein. The adoption of this ASU will not have a material effect on our consolidated financial statements because it aligns with our current presentation.

Note 2. Acquisition of Businesses

Acquisition of Certain Ally Financial International Operations

In November 2012 GM Financial entered into a definitive agreement with Ally Financial, Inc. (Ally Financial) to acquire 100% of the outstanding equity interests in the top level holding companies of its automotive finance and financial services operations in Europe and Latin America and a separate agreement to acquire Ally Financial’s non-controlling equity interest in GMAC-SAIC Automotive Finance Company Limited (GMAC-SAIC), which conducts automotive finance and other financial services in China.

On April 1, 2013 GM Financial completed the acquisition of Ally Financial's European and Latin American automotive finance operations except for France, Portugal and Brazil; and on June 1, 2013 it completed the acquisition of Ally Financial's automotive finance operations in France and Portugal. The aggregate consideration for these acquisitions was $2.6 billion, subject to certain closing adjustments, of which $65 million was paid upon the closing of the acquisition of Ally Financial's Brazilian automotive finance operations described below. Acquisition-related costs were insignificant. In addition GM Financial repaid loans of $1.4 billion that were assumed as part of the acquisitions. GM Financial recorded the fair value of the assets acquired and liabilities

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

assumed on the acquisition dates. Certain amounts previously presented related to the acquisitions have been, and will continue to be, updated as a result of closing adjustments.

The following table summarizes the aggregate consideration and the assets acquired and liabilities assumed at the acquisition dates before eliminations for net intercompany receivables of approximately $300 million (dollars in millions):

Cash	$440
Restricted cash	525
Finance receivables	10,969
Other assets, including identifiable intangible assets	255
Secured and unsecured debt	(8,926)
Other liabilities	(722)
Identifiable net assets acquired	2,541
Goodwill resulting from the acquisitions	56
Aggregate consideration	$2,597

The fair value of finance receivables was determined using a discounted cash flow approach. The contractual cash flows were adjusted for estimated prepayments, defaults, recoveries, finance charge income and servicing costs and discounted using a discount rate commensurate with risks and maturity inherent in the finance contracts. The contractually required payments receivable, cash flows expected to be collected and fair value for finance receivables acquired with deteriorated credit quality at the acquisition date were $799 million, $728 million and $601 million. The contractually required payments receivable, cash flows not expected to be collected and fair value for other acquired finance receivables were $11.2 billion, $170 million and $10.4 billion. The fair value of secured and unsecured debt was determined using quoted market prices when available and a discounted cash flow approach when not available.

We recorded goodwill in the amount of $56 million for the excess of the aggregate consideration over the fair value of the individual assets acquired and liabilities assumed and such amount is primarily attributed to the value of the incremental GM Financial business expected. The recorded goodwill is subject to further adjustment, pending the closing of the acquisition of the remaining international operations as well as any potential adjustments resulting from the finalization of closing balance sheet audits. Valuations and assumptions pertaining to income taxes are subject to change as additional information is obtained during the measurement period. All of the goodwill was assigned to the GM Financial segment and will be assigned to reporting units, which will be determined pending completion of the remaining acquisitions. The goodwill is not tax deductible.

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

	Certain Ally Operations Amounts Included in Results		Pro Forma-Combined
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended
				September 30, 2013	September 30, 2012
Total net sales and revenue	$245	$493	$37,820	$115,202	$113,742
Net income attributable to stockholders	$50	$104	$1,866	$4,356	$5,151

On October 1, 2013 GM Financial completed the acquisition of Ally Financial's automotive finance operations in Brazil for consideration of $611 million, subject to certain closing adjustments. Refer to Note 21 for further detail regarding the acquisition of Ally Financial's automotive finance operations in Brazil. The acquisition of Ally Financial's equity interest in GMAC-SAIC is subject to certain regulatory and other approvals and is expected to close in 2014. GM Financial expects to pay approximately $900 million to close this acquisition subject to certain closing adjustments.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Acquisition of SAIC GM Investment Limited

In September 2012 we agreed with SAIC Motor Hong Kong Investment Limited to settle a promissory note due from SAIC GM Investment Limited, the holding company of General Motors India Private Limited and Chevrolet Sales India Private Limited (collectively HKJV) to us in exchange for HKJV's issuance of 257 million Class B shares. As a result we obtained control of HKJV with an 86% interest and consolidated HKJV effective September 1, 2012. We recognized a gain of $51 million of which $50 million was recorded in Equity income, net of tax. In addition we invested $125 million in HKJV and acquired 186 million Class A shares, which increased our interest in HKJV to 90.8%.

Note 3. Marketable Securities

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

The following table summarizes information regarding marketable securities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

		September 30, 2013		December 31, 2012
	Fair Value Level		Fair Value		Fair Value
		Cost		Cost
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	2	$832	$832	$4,190	$4,190
Sovereign debt	2	1,091	1,091	—	—
Certificates of deposit	2	846	846	120	120
Money market funds	1	1,433	1,433	1,799	1,799
Corporate debt	2	6,768	6,768	3,102	3,102
Total available-for-sale securities		$10,970	10,970	$9,211	9,211
Trading securities
Sovereign debt	2		—		1,408
Corporate debt	2		25		—
Total trading securities			25		1,408
Total marketable securities classified as cash equivalents			10,995		10,619
Cash, cash equivalents and time deposits			9,360		7,803
Total cash and cash equivalents			$20,355		$18,422
Marketable securities - current
Available-for-sale securities
U.S. government and agencies	2	$3,321	$3,322	$1,231	$1,231
Sovereign debt	2	22	22	30	30
Certificates of deposit	2	—	—	10	10
Corporate debt	2	1,821	1,821	2,313	2,318
Interest in GM Korea mandatorily redeemable preferred shares	2	21	23	142	177
Equity	1	—	—	—	21
Total available-for-sale securities		$5,185	5,188	$3,726	3,787
Trading securities
Sovereign debt	2		3,027		5,201
Total trading securities			3,027		5,201
Total marketable securities - current			8,215		8,988
Marketable securities - non-current
Available-for-sale securities
Investment in Peugeot S.A.	1	$179	409	$179	179
Total marketable securities - non-current		$179	409	$179	179
Total marketable securities			$8,624		$9,167
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	1	$856	$856	$933	$933
Sovereign debt	2	20	21	23	24
Other	2	13	13	175	175
Total marketable securities classified as restricted cash and marketable securities		$889	890	$1,131	1,132
Restricted cash and cash equivalents and time deposits			745		236
Total restricted cash and marketable securities			$1,635		$1,368

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $917 million and $737 million in the three months ended September 30, 2013 and 2012 and $2.6 billion and $1.7 billion in the nine months ended September 30, 2013 and 2012.

The following table summarizes the amortized cost and the fair value of investments classified as available-for-sale by contractual maturity at September 30, 2013 (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$12,911	$12,920
Due after one year through five years	1,844	1,839
Total contractual maturities of available-for-sale securities	$14,755	$14,759

Cumulative net unrealized gains on available-for-sale securities were $234 million and $62 million at September 30, 2013 and December 31, 2012. Net unrealized gains (losses) on trading securities were $75 million and $187 million in the three months ended September 30, 2013 and 2012 and $(34) million and $128 million in the nine months ended September 30, 2013 and 2012. Unrealized losses on trading securities are primarily related to the remeasurement of Canadian Dollar (CAD) denominated securities.

Note 4. GM Financial Receivables, net

In the three months ended June 30, 2013 GM Financial acquired certain international operations in Europe and Latin America from Ally Financial that conduct consumer and commercial lending activities. All of these loans were made on a secured basis.

As the result of our October 2010 acquisition of GM Financial and GM Financial's acquisition of the Ally Financial international operations, finance receivables are reported in two portfolios: pre-acquisition and post-acquisition portfolios. The pre-acquisition finance receivables portfolio consists of finance receivables that were considered to have had deterioration in credit quality at the time they were acquired with the acquisition of GM Financial or the acquisition of the Ally Financial international operations. The pre-acquisition portfolio will decrease over time with the amortization of the acquired receivables. The post-acquisition finance receivables portfolio consists of finance receivables that were considered to have had no deterioration in credit quality at the time they were acquired with the acquisition of the Ally Financial international operations and finance receivables originated since the acquisitions of GM Financial and the Ally Financial international operations. The post-acquisition portfolio is expected to grow over time as GM Financial originates new receivables.

The following table summarizes the components of consumer and commercial finance receivables, net (dollars in millions):

	September 30, 2013			December 31, 2012
	Consumer	Commercial	Total	Consumer	Commercial	Total
Pre-acquisition finance receivables, outstanding amount	$1,599	$—	$1,599	$2,162	$—	$2,162
Pre-acquisition finance receivables, carrying amount	$1,452	$—	$1,452	$1,958	$—	$1,958
Post-acquisition finance receivables, net of fees	17,665	4,611	22,276	8,831	560	9,391
Finance receivables	19,117	4,611	23,728	10,789	560	11,349
Less: allowance for loan losses	(467)	(29)	(496)	(345)	(6)	(351)
GM Financial receivables, net	$18,650	$4,582	$23,232	$10,444	$554	$10,998
Fair value of GM Financial receivables, net			$23,366			$11,313

Of the total allowance for loan losses in the above table, $372 million and $266 million were current at September 30, 2013 and December 31, 2012.

GM Financial determined the fair value of consumer finance receivables using observable and unobservable inputs within a cash flow model. The inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows is calculated and discounted using a weighted-average cost of capital using unobservable debt and equity percentages, an

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile as the portfolio. Macroeconomic factors could negatively affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in GM Financial's cash flow model. Substantially all commercial finance receivables either have variable interest rates and maturities of one year or less, or were acquired or originated within the past year. Therefore, the carrying amount is considered to be a reasonable estimate of fair value.

GM Financial reviews its pre-acquisition finance receivables portfolios for differences between contractual cash flows and the cash flows expected to be collected to determine if the difference is attributable, at least in part, to credit quality. In the nine months ended September 30, 2013 and 2012 as a result of improvements in credit performance of the pre-acquisition finance receivables, GM Financial transferred the amount of excess cash flows from the non-accretable difference to accretable yield. GM Financial will recognize this excess as finance charge income over the remaining life of the portfolio.

The following table summarizes the activity for accretable yield (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at beginning of period	$394	$628	$404	$737
Ally Financial international operations acquisition			127
Accretion of accretable yield	(85)	(123)	(269)	(402)
Transfer from non-accretable difference	19	—	73	170
Effect of foreign currency	1	—	(6)	—
Balance at end of period	$329	$505	$329	$505

The following table summarizes activity for the allowance for loan losses on consumer and commercial finance receivables (dollars in millions):

	Three Months Ended(a)		Nine Months Ended(a)
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at beginning of period	$447	$249	$351	$179
Provision for loan losses	117	78	311	188
Charge-offs	(171)	(82)	(419)	(186)
Recoveries	103	46	253	110
Balance at end of period	$496	$291	$496	$291
________

(a)	The balances and activity of the allowance for commercial loan losses included in the amounts at and for the three and nine months ended September 30, 2013 and 2012 were insignificant.

Credit Quality

Consumer Finance Receivables

GM Financial uses proprietary scoring systems that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score), and contract characteristics. In addition to GM Financial's proprietary scoring systems, GM Financial considers other individual consumer factors, such as employment history, financial stability and capacity to pay. Subsequent to origination GM Financial reviews the credit quality of retail receivables based on customer payment activity. At the time of loan origination substantially all of GM Financial's international consumers have prime credit scores. In North America sub-prime is typically defined as a loan with a borrower that has a FICO score of less than 620. At September 30, 2013 88% of the consumer finance receivables in North America were consumers with FICO scores less than 620.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At September 30, 2013 and December 31, 2012 the accrual of finance charge income has been suspended on delinquent consumer finance receivables with contractual amounts due of $550 million and $503 million.

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

The following table summarizes the contractual amount of delinquent contracts, which is not materially different than the recorded investment of the consumer finance receivables (dollars in millions):

	September 30, 2013		September 30, 2012
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts
31-to-60 days	$739	3.8%	$561	5.2%
Greater-than-60 days	291	1.5%	204	1.9%
Total finance receivables more than 30 days delinquent	1,030	5.3%	765	7.1%
In repossession	45	0.3%	38	0.3%
Total finance receivables more than 30 days delinquent or in repossession	$1,075	5.6%	$803	7.4%
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

The following table summarizes the outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance (dollars in millions):

	September 30, 2013	December 31, 2012
Outstanding recorded investment	$633	$228
Less: allowance for loan losses	(88)	(32)
Outstanding recorded investment, net of allowance	$545	$196
Unpaid principal balance	$642	$232

Commercial Finance Receivables

GM Financial's commercial finance receivables consist of dealer financings. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually and, if necessary, the dealer's risk rating is adjusted on the basis of the review. At September 30, 2013 and December 31, 2012 the commercial finance receivables or loans on non-accrual status were insignificant.

The following table summarizes the credit risk profile by dealer grouping of the commercial finance receivables (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	September 30, 2013	December 31, 2012
Group I - Dealers with strong to superior financial metrics	$394	$99
Group II - Dealers with fair to favorable financial metrics	1,088	278
Group III - Dealers with marginal to weak financial metrics	1,543	171
Group IV - Dealers with poor financial metrics	1,058	12
Group V - Dealers warranting special mention due to potential weaknesses	360
Group VI - Dealers with loans classified as substandard, doubtful or impaired	168
	$4,611	$560

The credit lines for Group VI dealers are suspended and no further funding is extended to these dealers.

Note 5. Inventories

The following table summarizes the components of Inventories (dollars in millions):

	September 30, 2013	December 31, 2012
Productive material, supplies and work in process	$6,718	$6,560
Finished product, including service parts	8,639	8,154
Total inventories	$15,357	$14,714

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

The following table summarizes information regarding Equity income, net of tax (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
China joint ventures (China JVs)	$425	$371	$1,391	$1,121
Others	11	47	29	20
Total equity income, net of tax	$436	$418	$1,420	$1,141

We did not receive any dividends from nonconsolidated affiliates in the three months ended September 30, 2013 and 2012 and received $1.6 billion and $1.4 billion in the nine months ended September 30, 2013 and 2012. At September 30, 2013 and December 31, 2012 we had undistributed earnings including dividends declared but not received of $1.5 billion and $1.7 billion related to our nonconsolidated affiliates.

Investment in China JVs

There have been no significant ownership changes in our China JVs since December 31, 2012.

Shanghai General Motors Corporation Ltd. (SGM) is a joint venture established by Shanghai Automotive Industry Corporation (50%) and us (50%). In September 2012 we purchased a 1% interest in SGM for a total consideration of $119 million, increasing our ownership interest in SGM to 50%. The transaction was accounted for by applying the equity method of accounting. The consideration exceeded our proportionate share of the 1% interest in SGM net assets by $82 million, which consists of plant, property and equipment, intangible assets and goodwill of $8 million, $36 million and $38 million.

Transactions with Nonconsolidated Affiliates

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

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Results of operations
Automotive sales and revenue	$599	$568	$1,900	$1,873
Automotive purchases, net	$239	$98	$614	$407
Interest income and other non-operating income, net	$9	$11	$16	$174

	September 30, 2013	December 31, 2012
Financial position
Accounts and notes receivable, net	$520	$1,668
Accounts payable	$278	$167
Deferred revenue and customer deposits	$38	$46

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows
Operating	$3,015	$3,030
Investing	$(12)	$(38)

Note 7. Goodwill and Intangible Assets, net
Goodwill
The following table summarizes the changes in the carrying amounts of Goodwill (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Balance at January 1, 2013	$—	$—	$549	$146	$695	$1,278	$1,973
Impairment charges	—	—	(60)	—	(60)	—	(60)
Goodwill from business combinations(a)	—	—	—	10	10	56	66
Effect of foreign currency and other	—	—	(14)	(12)	(26)	—	(26)
Balance at September 30, 2013	$—	$—	$475	$144	$619	$1,334	$1,953

Accumulated impairment charges at December 31, 2012	$(26,399)	$(3,072)	$(426)	$—	$(29,897)	$—	$(29,897)
Accumulated impairment charges at September 30, 2013	$(26,399)	$(3,072)	$(486)	$—	$(29,957)	$—	$(29,957)
________

(a)	Refer to Note 2 for additional information concerning the acquisition of the Ally Financial international operations.

In the three months ended September 30, June 30 and March 31, 2013 and 2012 we performed event-driven goodwill impairment tests for our GM Korea Company (GM Korea) reporting unit as the fair value of GM Korea continues to be below its carrying amount due to ongoing economic weakness in certain markets to which GM Korea exports as well as higher raw material costs and unfavorable foreign currency exchange rates. The event-driven impairment tests resulted in Goodwill impairment charges of $60 million, $78 million and $27 million within our GMIO segment in the three months ended September 30, 2013, September

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

30, 2012 and March 31, 2012. Our GME reporting unit had a negative carrying amount and because of deterioration in the business outlook for GME that resulted in a reduction in the fair value of certain tax attributes and an increase in the fair value of estimated employee benefit obligations at March 31, 2012, we recorded a Goodwill impairment charge of $590 million, after which GME's Goodwill balance was $0.

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

Intangible Assets, Net

In December 2012 we entered into a product development agreement with Peugeot S.A. to collaborate on the development of certain vehicle platforms, components and modules. As a result of this agreement, in the three months ended March 31, 2013 we acquired the rights to certain intellectual property and technology for total consideration of $642 million. Consideration of $201 million was paid in cash in May 2013 with the remaining consideration to be paid in cash or in-kind exchanges by May 2018. The acquired rights were recorded at the present value of the total payments to be made as technology and intellectual property of $594 million and is being amortized over 10 years.

Note 8. Variable Interest Entities

Consolidated VIEs

Automotive

Variable interest entities (VIEs) that we do not control through a majority voting interest that are consolidated because we are the primary beneficiary include certain vehicle assembling, manufacturing and selling venture arrangements, the most significant of which is GM Egypt. At September 30, 2013 and December 31, 2012: (1) Total assets of these VIEs were $492 million and $436 million, which were composed of Cash and cash equivalents, Accounts and notes receivable, net, Inventories and Property, net; and (2) Total liabilities were $309 million and $254 million, which were composed of Accounts payable (principally trade) and Accrued liabilities. In the three months ended September 30, 2013 and 2012 Total net sales and revenue recorded by these VIEs were $226 million and $284 million and Net income was $13 million and $25 million. In the nine months ended September 30, 2013 and 2012 Total net sales and revenue recorded by these VIEs were $720 million and $746 million and Net income was $51 million and $32 million. These amounts are stated prior to intercompany eliminations. Liabilities recognized as a result of consolidating VIEs generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of the VIEs' operations and cannot be used to satisfy our obligations.

GM Korea and HKJV are non-wholly owned consolidated subsidiaries that we control through a majority voting interest. They are also VIEs because in the future they may require additional subordinated financial support. At September 30, 2013 and December 31, 2012 the combined creditors of GM Korea's and HKJV's liabilities of $264 million and $368 million, which were composed of short-term debt, current derivative liabilities and long-term debt, do not have recourse to our general credit.

Automotive Financing - GM Financial

GM Financial uses special purpose entities (SPEs) that are considered VIEs to issue variable funding notes to third party bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by the cash flows related to finance receivables and leasing related assets transferred by GM Financial to the VIEs (Securitized Assets). GM Financial holds variable interests in the VIEs that could potentially be significant to the VIEs. GM Financial determined that they are the primary beneficiary of the SPEs because: (1) the servicing responsibilities for the Securitized Assets give GM Financial the power to direct the activities that most significantly impact the performance of the VIEs; and (2) the variable interests in the VIEs give GM Financial the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets and liabilities of the VIEs are included in GM Financial's condensed consolidated balance sheets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs prior to intercompany eliminations (dollars in millions):

	September 30, 2013	December 31, 2012
Restricted cash	$1,350	$744
Securitized assets	$21,761	$10,442
Securitization notes payable and other credit facilities	$18,147	$9,378

Restricted cash represents collections from the underlying Securitized Assets and certain reserve accounts held as credit enhancement for securitizations held by GM Financial for the benefit of the noteholders. Except for acquisition accounting adjustments, which are not recorded in SPE trusts, GM Financial recognizes finance charge income, leased vehicle income and other income on the Securitized Assets and interest expense on the secured debt issued by the SPEs. GM Financial also maintains an allowance for estimated probable credit losses on the Securitized Assets. Cash pledged to support the secured borrowings is deposited to a restricted cash account and recorded as restricted cash, which is invested in highly liquid securities with original maturities of 90 days or less.

The assets of the VIEs and the restricted cash held by GM Financial serve as the sole source of repayment for the asset-backed securities issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or their other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required and does not currently intend to provide additional financial support to these SPEs. While these subsidiaries are included in GM Financial's condensed consolidated financial statements, these subsidiaries are separate legal entities and their assets are legally owned by them and are not available to GM Financial's creditors.

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

At September 30, 2013 and December 31, 2012 our variable interests in these VIEs included: (1) Total assets of $174 million and $351 million, which were composed of Accounts and notes receivable, net, and Equity in net assets of nonconsolidated affiliates; (2) Total liabilities of $851 million and $1.9 billion, which were composed of Accounts payable (principally trade), Short-term debt and current portion of long-term debt, Accrued liabilities and Other liabilities; and (3) Total off-balance sheet arrangements of $126 million and $32 million, which were composed of loan commitments and other liquidity arrangements. The amount of total off-balance sheet arrangements at September 30, 2013 includes contractual commitments under an agreement with a supplier that became a VIE in January 2013. The maximum exposure to loss for total assets approximated the carrying amount at September 30, 2013 and December 31, 2012. Refer to Note 14 for additional information on our maximum exposure to loss under agreements with Ally Financial.

Fair Value of Ally Financial Common Stock

At September 30, 2013 and December 31, 2012 we held a 9.9% common equity ownership in Ally Financial. Our entire equity ownership is held indirectly through an independent trust which has the sole authority to vote the shares and was required to dispose of all Ally Financial common stock by December 24, 2013. In October 2013 the Federal Reserve agreed to extend the date by which the shares must be divested by the trust from December 2013 to December 2015. We can cause the trustee to return any Ally Financial common stock to us to hold directly, so long as our directly held voting and total common equity interests remain below 10.0%.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the carrying amount and estimated fair value of Ally Financial common stock measured using Level 3 inputs (dollars in millions):

	September 30, 2013	December 31, 2012
Carrying amount	$397	$399
Fair value	$866	$1,268

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

Note 9. Depreciation, Amortization and Impairment Charges

The following table summarizes depreciation, amortization and impairment charges related to Property, net, Equipment on operating leases, net and GM Financial equipment on operating leases, net (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Depreciation and amortization of long-lived assets	$1,049	$994	$2,919	$2,811
Impairment charges of long-lived assets	$1	$7	$37	$61
Depreciation of equipment on operating leases	$201	$124	$451	$321
Impairment charges of equipment on operating leases	$25	$27	$134	$157

The following table summarizes equipment on operating leases to daily rental car companies measured at fair value utilizing Level 3 inputs on a nonrecurring basis (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Fair value measures	$439	$720	$1,233	$2,266

Impairment of vehicles leased to daily rental car companies with guaranteed repurchase obligations is determined to exist if the expected cash flows are lower than the carrying amount of the vehicle. We have multiple, distinct portfolios of vehicles leased to rental car companies and may have multiple impairments within a period. Expected cash flows include all estimated net revenue and costs associated with the sale to daily rental car companies through disposal at auction. The fair value measurements are determined, reviewed and approved on a monthly basis by personnel with appropriate knowledge of transactions with daily rental car companies and auction transactions. The carrying amount of the related assets at September 30, 2013 and 2012 may no longer equal the fair value as the fair value presented is as of the date the impairment charge was recorded during the period presented.

The following table summarizes the significant quantitative unobservable inputs and assumptions used in the fair value measurement of Equipment on operating leases, net (dollars in millions):

			Three Months Ended		Nine Months Ended
	Valuation Technique	Significant Unobservable Input	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Impaired equipment on operating leases	Cash flow	Estimated net revenue	$451	$735	$1,263	$2,320
		Estimated costs	$476	$762	$1,397	$2,477

Note 10. Debt

Automotive

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	September 30, 2013	December 31, 2012
Carrying amount	$8,448	$5,172
Fair value(a)	$8,028	$5,298
________

(a)
The fair value of debt included $6.8 billion and $4.1 billion measured utilizing Level 2 inputs at September 30, 2013 and December 31, 2012. The fair value of debt included $1.2 billion measured utilizing Level 3 inputs at September 30, 2013 and December 31, 2012.

The Level 2 fair value measurements utilize quoted market prices and if unavailable, a discounted cash flow model. The valuation is reviewed internally by personnel with appropriate expertise in valuation methodologies. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread that is intended to represent our nonperformance risk for secured or unsecured obligations. We estimate our nonperformance risk using our corporate credit rating, the ratings on our senior unsecured notes and on our secured revolver, yields on traded bonds of companies with comparable credit ratings and risk profiles. We acquire the benchmark yield curves and nonperformance risk spread from independent sources that are widely used in the financial industry. In certain circumstances we adjust the valuation of debt for additional nonperformance risk or potential prepayment probability scenarios. We may use a probability weighting of prepayment scenarios when the stated rate exceeds market rates and the instrument contains prepayment features. The prepayment scenarios are adjusted to reflect the views of market participants. The fair value measurements subject to additional adjustments for nonperformance risk or prepayment have been categorized within Level 3.

Senior Unsecured Notes

In September 2013 we issued $4.5 billion in aggregate principal amount of senior unsecured notes comprising $1.5 billion of 3.5% notes due in 2018, $1.5 billion of 4.875% notes due in 2023 and $1.5 billion of 6.25% notes due in 2043. These notes contain terms and covenants customary of these types of securities including limitations on the amount of the secured debt we may issue.

In connection with the issuance of these notes, we entered into a registration rights agreement that requires us to file a registration statement with the SEC for an exchange offer with respect to the senior notes. If the registration statement has not been declared effective by the SEC within 365 days after the closing date of the debt issuance, if we fail to consummate the exchange offer within 30 business days after such target effective date or if the registration statement ceases to remain effective, we will be required to pay additional interest of 0.25% per annum for the first 90 day period following such event and an additional 0.25% per annum for each subsequent 90 day period prior to the consummation of the exchange offer up to a maximum additional interest rate of 0.5% per annum.

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

Gains and Losses on Extinguishment of Debt

In October 2013 we made a payment of $1.2 billion to prepay the Canadian Health Care Trust notes which had a carrying value of $1.2 billion and were recorded in Short-term debt and current portion of long-term debt at September 30, 2013. As a result we recorded a gain on extinguishment of debt of approximately $25 million in October 2013.

In the nine months ended September 30, 2013 we prepaid and retired debt obligations with a total carrying amount of $532 million and recorded a net loss on extinguishment of debt of $238 million which primarily represented the unamortized debt discount on GM Korea's mandatorily redeemable preferred stock of $240 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In March 2012 we prepaid and retired a debt obligation of $39 million. We recorded a loss on extinguishment of debt of $18 million, which primarily represented the unamortized debt discount, in the nine months ended September 30, 2012.

Automotive Financing - GM Financial

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Secured
Revolving credit facilities	$6,090	$6,109	$354	$354
Securitization notes payable(b)	12,357	12,446	9,024	9,171
Total secured	18,447	18,555	9,378	9,525
Unsecured
Bank lines and other unsecured debt	1,228	1,228
Senior notes	4,000	4,011	1,500	1,620
Total unsecured	5,228	5,239	1,500	1,620
Total GM Financial debt	$23,675	$23,794	$10,878	$11,145
________

(a)
The fair value of debt included $21.4 billion and $11.1 billion measured utilizing Level 2 inputs at September 30, 2013 and December 31, 2012 and $2.4 billion measured utilizing Level 3 inputs at September 30, 2013. For revolving credit facilities with variable interest rates and maturities of one year or less, the carrying amount is considered to be a reasonable estimate of fair value. The fair value of other secured debt and the unsecured debt is based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be paid using current risk-adjusted rates.

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

The following table summarizes the expected scheduled principal and interest payments under our contractual debt obligations at September 30, 2013 (dollars in millions):

	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
Secured Debt	$3,672	$6,334	$4,239	$2,686	$1,217	$299	$18,447
Unsecured Debt	724	306	166	1,032	1,000	2,000	5,228
Interest	152	451	308	211	143	196	1,461
	$4,548	$7,091	$4,713	$3,929	$2,360	$2,495	$25,136

Secured Debt

The revolving credit facilities have revolving periods ranging from one to three years. At the end of the revolving period, if the facilities are not renewed, the debt will amortize over periods ranging up to six years. Most of the secured debt was issued by VIEs and it is repayable only from proceeds related to the underlying pledged finance receivables and leases. Refer to Note 8 for additional information relating to GM Financial's involvement with VIEs. Weighted-average interest rates are both fixed and variable, ranging from 0.9% to 7.7% at September 30, 2013.

In the nine months ended September 30, 2013 GM Financial entered into two revolving credit facilities secured by commercial finance receivables for a commitment of $1.3 billion in aggregate. The facilities each have a one-year revolving period and have interest rates of 0.7% and 1.3% as of September 30, 2013. In the nine months ended September 30, 2013 GM Financial also issued securitization notes payable of $4.7 billion, with a weighted-average interest rate of 1.6% maturing on various dates through 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

At September 30, 2013 revolving credit facilities of $4.8 billion and securitization notes payable of $1.9 billion resulted from the acquisition of Ally Financial international operations.

Unsecured Debt

The maturity dates of bank lines, which were assumed in the acquisition of Ally Financial's international operations, range up to three years. If not renewed, any balance outstanding under these bank lines is either immediately due in full or else will amortize over a defined period. Interest rates on unsecured bank lines ranged from 0.5% to 9.0% at September 30, 2013.

In May 2013 GM Financial issued and sold $2.5 billion in aggregate principal amount of senior notes due in 2016 through 2023 with interest rates that range from 2.75% to 4.25%. Senior notes outstanding at September 30, 2013 are due beginning in 2016 through 2023 and have interest rates that range from 2.75% to 6.75%.

Note 11. Product Warranty Liability

The following table summarizes activity for policy, product warranty, and recall campaign liabilities (dollars in millions):

	Nine Months Ended
	September 30, 2013	September 30, 2012
Balance at beginning of period	$7,204	$6,600
Warranties issued and assumed in period	2,409	2,594
Payments	(2,304)	(2,583)
Adjustments to pre-existing warranties	75	510
Effect of foreign currency and other	(186)	47
Balance at end of period	$7,198	$7,168

Note 12. Pensions and Other Postretirement Benefits

We continue to pursue various options to fund and derisk our pension plans, including continued changes to the pension asset portfolio mix to reduce funded status volatility.

Net Periodic Pension and OPEB (Income) Expense

The following tables summarize the components of net periodic pension and other postretirement benefits (OPEB) (income) expense (dollars in millions):

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$98	$116	$6	$3	$164	$104	$5	$5
Interest cost	710	251	54	15	1,031	277	59	15
Expected return on plan assets	(891)	(204)	—	—	(1,281)	(218)	—	—
Amortization of prior service cost (credit)	(1)	4	(28)	(4)	—	—	(29)	(4)
Recognized net actuarial loss	2	56	21	2	—	9	13	2
Curtailments, settlements and other (gains) losses	(3)	(4)	(83)	—	54	8	—	11
Net periodic pension and OPEB (income) expense	$(85)	$219	$(30)	$16	$(32)	$180	$48	$29

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$296	$309	$19	$10	$485	$302	$17	$13
Interest cost	2,128	757	164	43	3,191	830	176	47
Expected return on plan assets	(2,672)	(618)	—	—	(3,946)	(653)	—	—
Amortization of prior service cost (credit)	(3)	14	(87)	(11)	(1)	—	(87)	(9)
Recognized net actuarial loss	5	156	67	5	1	26	39	5
Curtailments, settlements and other (gains) losses	2	(1)	(83)	—	31	50	—	11
Net periodic pension and OPEB (income) expense	$(244)	$617	$80	$47	$(239)	$555	$145	$67

Significant Plan Amendments, Benefit Modifications and Related Events

U.S. Salaried Defined Benefit Life Insurance Plan

In September 2013 we amended the U.S. salaried life insurance plan effective January 1, 2014 to eliminate benefits for retirees and eligible employees retiring on or after August 1, 2009. The remeasurement, settlement and curtailment resulted in a decrease in the OPEB liability of $319 million, a decrease in the net pre-tax actuarial loss component of Accumulated other comprehensive loss of $236 million and a pre-tax gain of $83 million.

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

In August 2012 the salaried pension plan was amended to divide the plan to create a new legally separate defined benefit plan primarily for active and terminated vested participants. The underlying benefits offered to the plans' participants were unchanged, however the plan split resulted in a remeasurement. The remeasurement on August 1, 2012 increased the pension liability and the net pre-tax actuarial loss component of Accumulated other comprehensive loss by $654 million, due primarily to a decrease in the discount rate from 4.21% to 3.37% on a weighted-average basis, partially offset by actual asset returns in excess of expected amounts.

In August 2012 lump-sum pension distributions were made to retired salaried plan participants who elected to receive a lump-sum payment instead of their annuity. These distributions resulted in a partial plan settlement necessitating a plan remeasurement on August 31, 2012. The settlement resulted in a pre-tax loss of $54 million. The effect on our financial condition was insignificant.

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

Remeasurements

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the three months ended March 31, 2012 certain pension plans in GME were remeasured as part of our goodwill impairment testing, resulting in an increase of $150 million in the pension liability and a pre-tax increase in the net actuarial loss component of Accumulated other comprehensive loss. Refer to Note 7 for additional information on our goodwill impairment.

Note 13. Derivative Financial Instruments and Risk Management

Automotive

Derivatives and Hedge Accounting

In accordance with our risk management policy we enter into a variety of foreign currency exchange rate and commodity derivative contracts to manage our exposure to fluctuations in certain foreign currency exchange rates and commodity prices. At September 30, 2013 and December 31, 2012 our derivative instruments consisted primarily of forward contracts and options, none of which were designated in hedging relationships.

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

At September 30, 2013 and December 31, 2012 no collateral was provided to counterparties; however, we have received collateral from counterparties related to certain derivative instruments. The potential effect from offsetting those derivative assets and liabilities that are subject to master netting agreements was insignificant.

Fair Value of Derivatives

Our policy is to present derivative assets and liabilities on a gross basis. The following table summarizes fair value measurements of our derivative instruments measured on a recurring basis (dollars in millions):

		Derivative Assets					Derivative Liabilities
	Notional	Current(a)	Non-Current(b)	Total	Level 2	Level 3	Current(c)	Non-Current(d)	Total	Level 2
September 30, 2013	$9,920	$60	$89	$149	$44	$105	$5	$2	$7	$7
December 31, 2012	$10,751	$144	$22	$166	$129	$37	$26	$1	$27	$27
________

(a)	Recorded in Other current assets.

(b)	Recorded in Other assets.

(c)	Recorded in Accrued liabilities.

(d)	Recorded in Other liabilities and deferred income taxes.

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

We had derivative instruments measured using Level 3 inputs with balances of $105 million and $38 million at September 30, 2013 and 2012, which included gains of $40 million and $74 million in the three and nine months ended September 30, 2013, and losses of $13 million and $102 million in the three and nine months ended September 30, 2012.

Gains (Losses) on Derivatives

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes derivative gains (losses) recorded in Interest income and other non-operating income (loss), net (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total gains (losses) recorded in earnings	$(12)	$4	$2	$(102)

Automotive Financing - GM Financial

GM Financial is exposed to market risks arising from adverse changes in interest rates due to floating interest rate exposure on its credit facilities and on certain securitization notes payable and manages this exposure with interest rate swaps and caps. GM Financial had interest rate derivatives in asset positions with notional amounts of $4.4 billion and $775 million at September 30, 2013 and December 31, 2012. GM Financial had interest rate derivatives in liability positions with notional amounts of $5.5 billion and $775 million at September 30, 2013 and December 31, 2012. The fair value of these derivative financial instruments was insignificant.

In connection with the closing of the acquisition of the Ally Financial international operations, GM Financial provided loans denominated in foreign currencies (Euro, British Pound and Swedish Krona) to an acquired entity for the equivalent of $1.5 billion. In March 2013 GM Financial entered into foreign currency exchange swaps to hedge against any valuation change in the loan due to changes in foreign currency exchange rates. At September 30, 2013 the foreign currency exchange swaps in asset and liability positions had notional amounts of $1.5 billion. In addition, in connection with the acquisition, GM Financial assumed a cross-currency swap related to a European securitization, which had a notional amount of $534 million at September 30, 2013. The fair value of the foreign currency exchange swaps was insignificant. Refer to Note 2 for additional information on the acquisition.

Note 14. Commitments and Contingencies

The following tables summarize information related to Commitments and contingencies (dollars in millions):

	September 30, 2013		December 31, 2012
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees
Third party commercial loans and other obligations(b)	$87	$14,858	$168	$22,496
Other product-related claims	$53	$1,160	$51	$1,040
________

(a)	Calculated as future undiscounted payments.

(b)
Includes liabilities recorded of $10 million and $15 million and maximum liabilities of $14.6 billion and $22.1 billion related to Ally Financial repurchase obligations at September 30, 2013 and December 31, 2012.

	Liability Recorded
	September 30, 2013	December 31, 2012
Other litigation-related liability and tax administrative matters	$1,861	$1,728
Product liability	$649	$601
Environmental liability	$155	$166

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

Other Litigation-Related Liability and Tax Administrative Matters

Various legal actions, governmental investigations, claims and proceedings are pending against us including matters arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; tax-related matters not recorded pursuant to Accounting Standards Codification (ASC) 740, "Income Taxes" (indirect tax-related matters); and environmental matters.

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which we believe that losses are probable and can be reasonably estimated, the majority of which are associated with non-U.S. labor-related matters as well as indirect tax-related matters. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales taxes, property taxes and other non-income tax related tax exposures. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $500 million to $600 million. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2013. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) issued a decision affirming a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position in all of these cases. GM Korea believes the decision of the Seoul High Court is incorrect and has appealed to the Supreme Court of the Republic of Korea and initiated a constitutional challenge to the adverse interpretation of the relevant statute. At September 30, 2013 we have an accrual of 843 billion South Korean Won (equivalent to $784 million) in connection with these cases. We do not believe we have any reasonably possible loss, as defined by ASC 450, “Contingencies,” in excess of the amount of the accrual. We are also party to litigation with current and former salary employees over allegations relating to Ordinary Wage regulation, although the issues differ due to differences between hourly and salaried benefit design. For those cases, we have identified a reasonably possible loss in excess of amounts accrued of 164 billion South Korean Won (equivalent to $153 million).

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Both the scope of claims asserted and GM Korea's assessment of any or all of individual claim elements may change if new information becomes available.

GMCL Dealers' Claim

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against General Motors of Canada Limited (GMCL) on behalf of a purported class of over 200 former GMCL dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GMCL. In May 2009 in the context of the global restructuring of the business and the possibility that GMCL might be required to initiate insolvency proceedings, GMCL offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GMCL dealer network and to facilitate winding down their operations in an orderly fashion by December 31, 2009 or such other date as GMCL approved but no later than on October 31, 2010. The Plaintiff Dealers allege that the Dealer Sales and Service Agreements were wrongly terminated by GMCL and that GMCL failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” CAD $750 million, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues including: (1) whether GMCL breached its obligation of "good faith" in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). On June 22, 2011 the court granted GMCL permission to appeal the class certification decision. On March 26, 2012 the Ontario Superior Court dismissed GMCL's appeal of the class certification order. Accordingly the case will proceed as a class action. A number of former dealers have opted out of participation in the litigation, leaving 181 dealers in the certified class. The current prospects for liability are uncertain, but because liability is not deemed probable we have no accrual relating to this litigation. We cannot estimate the range of reasonably possible loss in the event of liability as the case presents a variety of different legal theories, none of which GMCL believes are valid.

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

Nova Scotia Claims Litigation

We are a participating party-in-interest in proceedings pending in the Bankruptcy Court to adjudicate claims in the Old GM bankruptcy arising from certain securities issued by General Motors Nova Scotia Finance Company (Nova Scotia Finance), an Old GM subsidiary which we did not acquire in 2009 (Nova Scotia Claims Litigation). Although the current proceedings involve no claims against us, they present issues which, depending upon their resolution, could result in future claims against GMCL. In previous periods, we have disclosed a potential liability associated with these issues of approximately $900 million. In September 2013 the parties to the Nova Scotia Claims Litigation and GMCL executed a settlement agreement to resolve the disputes within the scope of the litigation. Pursuant to the agreement, GMCL will pay $50 million to, or as directed by, the Trustee of Nova Scotia Finance and we (including our subsidiaries and affiliates) will be released from all claims relating to Nova Scotia Finance, the Nova Scotia Claims Litigation, and the transactions at issue in the litigation. We have an accrual in the amount of the consideration provided for in the settlement agreement. The settlement agreement has been approved by the Bankruptcy Court. Although the settlement agreement remains subject to approval by the courts of Nova Scotia, we believe it will be approved and that the prospects for liability relating to this matter in excess of the current accrual are remote.

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information obtained. In future periods new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. It is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At September 30, 2013 we estimate the remediation losses could range from $120 million to $230 million.

Other Matters

Brazil Excise Tax Incentive

In October 2012 the Brazilian government issued a decree which increased an excise tax rate by 30 percentage points, but also provided an offsetting tax incentive that requires participating companies to meet certain criteria, such as local investment and fuel efficiency standards. Participating companies that fail to meet the required criteria are subject to clawback provisions and fines. At September 30, 2013 we believe it is reasonably assured that the program requirements will be met based on the current business model and available technologies.

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan agreed to with European labor representatives we have committed to achieving specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we fail to accomplish the requirements set out under the agreement we will be required to pay certain amounts up to Euro 265 million for each of those years, and/or interest on those amounts, to our employees. Certain inventory with a carrying amount of $189 million and $186 million at September 30, 2013 and December 31, 2012 was pledged as collateral under the agreement. Through September 30, 2013 spending was sufficient to meet the current requirements under the agreement and the specified milestones have been accomplished. Management has the intent and believes it has the ability to meet the future requirements under the agreement.

India Tavera Emissions Compliance

We have identified an emissions compliance issue with the Tavera produced in India. We have self-reported this issue to local government authorities and will cooperate with any review they may conduct. It is too early to determine the final impact this issue will have on the Company or our Indian operations.

Note 15. Income Taxes

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

In the three months ended September 30, 2013 and 2012 income tax expense of $842 million and $357 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. In the nine months ended September 30, 2013 and 2012 income tax expense of $2.0 billion and $814 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by the U.S. research credit legislated in the three months ended March 31, 2013. The income tax expense increased in the three and nine months ended September 30, 2013 due primarily to U.S. and Canada entities having full valuation allowances on deferred tax assets in 2012, which also caused the effective tax rate in the three and nine months ended September 30, 2012 to be lower than the applicable statutory tax rate. We have open tax years from 2005 to 2012 with various significant tax jurisdictions.

It is reasonably possible uncertain tax positions will be resolved in the next twelve months resulting in a tax benefit of up to approximately $500 million. Resolution of tax-related matters and ultimate audit settlements are subject to significant uncertainty

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

pertaining to both amount and timing; therefore, actual decreases to uncertain tax benefits, if any, may differ significantly from our current estimate.

Note 16. Restructuring and Other Initiatives

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

The following tables summarize the reserves related to restructuring and other initiatives and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2013	$653	$590	$39	$38	$1,320
Additions, interest accretion and other	27	35	2	22	86
Payments	(58)	(116)	(26)	(12)	(212)
Revisions to estimates	13	—	(1)	—	12
Effect of foreign currency	(6)	(14)	—	1	(19)
Balance at March 31, 2013	629	495	14	49	1,187
Additions, interest accretion and other	12	31	15	12	70
Payments	(56)	(80)	(13)	(34)	(183)
Revisions to estimates	(16)	(2)	—	—	(18)
Effect of foreign currency	(10)	6	(1)	(2)	(7)
Balance at June 30, 2013	559	450	15	25	1,049
Additions, interest accretion and other	9	11	54	12	86
Payments	(38)	(43)	(47)	(17)	(145)
Revisions to estimates	(8)	(13)	—	—	(21)
Effect of foreign currency	7	18	—	—	25
Balance at September 30, 2013(a)	$529	$423	$22	$20	$994

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2012	$884	$687	$1	$12	$1,584
Additions, interest accretion and other	100	31	3	2	136
Payments	(86)	(192)	—	(8)	(286)
Revisions to estimates	(12)	(2)	—	—	(14)
Effect of foreign currency	8	16	—	—	24
Balance at March 31, 2012	894	540	4	6	1,444
Additions, interest accretion and other	16	56	27	73	172
Payments	(123)	(43)	(5)	(13)	(184)
Revisions to estimates	—	(7)	—	—	(7)
Effect of foreign currency	(8)	(26)	—	1	(33)
Balance at June 30, 2012	779	520	26	67	1,392
Additions, interest accretion and other	9	53	4	14	80
Payments	(42)	(47)	(15)	(23)	(127)
Revisions to estimates	(63)	(6)	(1)	—	(70)
Effect of foreign currency	15	8	1	—	24
Balance at September 30, 2012(a)	$698	$528	$15	$58	$1,299
________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $346 million and $364 million at September 30, 2013 and 2012 for GMNA, primarily relate to postemployment benefits.

Three and Nine Months Ended September 30, 2013

GMNA recorded charges, interest accretion and other and revisions to estimates primarily related to cash severance incentive programs for skilled trade U.S. hourly employees and service cost for hourly layoff benefits.

Due to the expected closure of the Oshawa Consolidated Plant in December 2016, impacted employees will be eligible for a voluntary restructuring separation incentive program in accordance with the existing collective bargaining agreement that provides cash and a car voucher. This may range up to $70 million and will be included in our restructuring liability, net of existing liabilities, upon irrevocable acceptance by both parties.

GME recorded charges, interest accretion and other and revisions to estimates for previously announced separation and early retirement programs. Through September 30, 2013 the active separation programs related to Germany had a total cost of $64 million and had affected a total of 250 employees. We expect to complete these programs in 2013 and incur an additional $100 million, which will affect an additional 390 employees.

GMIO recorded charges, interest accretion and other and revisions to estimates for separation programs in Korea and Australia. Through September 30, 2013 the active separation programs related to Korea and Australia had a total cost of $88 million and had affected a total of 850 employees.

GMSA recorded charges for active separation programs. Through September 30, 2013 the active separation programs related to Brazil had a total cost of $103 million which we expect to complete by December 31, 2013.

Three and Nine Months Ended September 30, 2012

GMNA recorded charges, interest accretion and other and revisions to estimates related to our 2011 UAW labor agreement and increased production capacity utilization in Canada. Our 2011 UAW labor agreement included cash severance incentive programs which were completed at March 31, 2012 for skilled trade U.S. hourly employees. A total of 1,400 skilled trade U.S. hourly employees participated in these programs at a total cost of $99 million and was recorded upon irrevocable acceptances by both parties. Substantially all of the program cost was recorded in the three months ended March 31, 2012.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GME recorded charges, interest accretion and other and revisions to estimates primarily related to previously announced separation and early retirement programs in Germany. Through September 30, 2012 the separation programs had a total cost of $313 million and affected a total of 1,900 employees.

GMIO recorded charges and interest accretion and other for previously announced separation programs in Korea.

GMSA recorded charges for employee separation costs related to a separation program in Brazil.

Note 17. Stockholders' Equity

Preferred and Common Stock

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had 156 million shares of Series A Preferred Stock issued and outstanding at September 30, 2013 and 276 million shares issued and outstanding at December 31, 2012. We had 100 million shares of Series B Preferred Stock and 1.4 billion shares of common stock issued and outstanding at September 30, 2013 and December 31, 2012.

In September 2013 we purchased 120 million shares of Series A Preferred Stock held by the New VEBA at a price equal to 108.1% of the aggregate liquidation amount for $3.2 billion. We recorded a loss for the difference between the carrying amount of the Series A Preferred Stock purchased and the consideration paid, which reduced Net income attributable to common stockholders by $816 million. The remaining outstanding shares of Series A Preferred Stock is redeemable by us on or after December 31, 2014. If all of the remaining Series A Preferred Stock was redeemed or purchased at its par value, Net income available to common stockholders would be reduced by a charge of $800 million.

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign Currency Translation Adjustments
Balance at January 1, 2013	$112	$11	$101
Other comprehensive loss	(406)	(9)	(397)
Other comprehensive loss attributable to noncontrolling interests	14	—	14
Balance at September 30, 2013	$(280)	$2	$(282)
Unrealized Gains (Losses) on Securities, Net
Balance at January 1, 2013	$63	$22	$41
Other comprehensive income (loss) before reclassification adjustment	200	(7)	207
Reclassification adjustment	(31)	(7)	(24)
Other comprehensive income (loss)	169	(14)	183
Balance at September 30, 2013	$232	$8	$224
Defined Benefit Plans, Net
Balance at January 1, 2013	$(7,794)	$400	$(8,194)
Other comprehensive income before reclassification adjustment	246	109	137
Reclassification adjustment - prior service credit(a)	(87)	(34)	(53)
Reclassification adjustment - actuarial loss(a)	220	33	187
Other comprehensive income	379	108	271
Balance at September 30, 2013	$(7,415)	$508	$(7,923)
Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$(7,619)	$433	$(8,052)
Other comprehensive income (loss) before reclassification adjustment	40	93	(53)
Reclassification adjustment	102	(8)	110
Other comprehensive income	142	85	57
Other comprehensive loss attributable to noncontrolling interests	14	—	14
Balance at September 30, 2013	$(7,463)	$518	$(7,981)
________

(a)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 12 for additional information.

Note 18. Earnings Per Share

Basic and diluted earnings per share are computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that are outstanding.

The following table summarizes basic and diluted earnings per share (in millions, except for per share amounts):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic earnings per share
Net income attributable to stockholders	$1,717	$1,833	$4,306	$4,994
Less: cumulative dividends on preferred stock and charge related to purchase of preferred stock(a)	(1,019)	(215)	(1,449)	(644)
Less: undistributed earnings allocated to Series B Preferred Stock participating security	—	(142)	—	(383)
Net income attributable to common stockholders	$698	$1,476	$2,857	$3,967
Weighted-average common shares outstanding - basic	1,386	1,570	1,378	1,570
Basic earnings per common share	$0.50	$0.94	$2.07	$2.53
Diluted earnings per share
Net income attributable to stockholders	$1,717	$1,833	$4,306	$4,994
Add: preferred dividends to holders of Series B Preferred Stock	59	—	179	—
Less: cumulative dividends on preferred stock and charge related to purchase of preferred stock(a)	(1,019)	(215)	(1,449)	(644)
Less: undistributed earnings allocated to Series B Preferred Stock participating security	—	(135)	—	(361)
Net income attributable to common stockholders	$757	$1,483	$3,036	$3,989
Weighted-average shares outstanding - diluted
Weighted-average common shares outstanding - basic	1,386	1,570	1,378	1,570
Dilutive effect of warrants	152	88	144	101
Dilutive effect of conversion of Series B Preferred Stock	140	—	148	—
Dilutive effect of restricted stock units (RSUs)	3	5	2	4
Weighted-average common shares outstanding - diluted	1,681	1,663	1,672	1,675
Diluted earnings per common share	$0.45	$0.89	$1.82	$2.38
________

(a)
Includes earned but undistributed dividends of $15 million and $26 million on our Series A Preferred Stock and $20 million on our Series B Preferred Stock in the three and nine months ended September 30, 2013 and 2012.

Our Series B Preferred Stock is a participating security and requires the application of the more dilutive of the two-class or if-converted method to calculate earnings per share when the applicable market value of our common stock is below or above the range of $33.00 to $39.60 per common share. We are required to use the if-converted method to calculate earnings per share when the applicable market value of our common stock is within this range. The applicable market value of our common stock is the average closing prices over the 40 consecutive trading day period ending on the third trading day immediately preceding the reporting period end date. Under the two-class method, undistributed earnings are allocated to common stock and the Series B Preferred Stock according to their respective participation rights in undistributed earnings, as if all the earnings for the period had been distributed, resulting in a lower basic and diluted earnings per share amount. The calculation of the applicable market value at the date of our financial statements will apply to the current quarter and the year to date periods presented, irrespective of the applicable market value computed during the prior quarters. Our calculation of earnings per share will vary from period to period depending on whether the two-class or if-converted method is required.

In the three and nine months ended September 30, 2013 the applicable market value of our common stock was within the range of $33.00 to $39.60 per common share and, as such, we applied the if-converted method for purposes of calculating diluted earnings per share. The dilutive effect of the Series B Preferred Stock was determined by assuming conversion of the securities at the beginning of the period resulting in an increase to the weighted-average common shares outstanding and an increase to Net income attributable to common stockholders from adding the accumulated dividends on our Series B Preferred Stock. The impact on diluted earnings per share was an increase of $0.03 and $0.11 for the three and nine months ended September 30, 2013 using the if-converted as compared to the two-class method. In the three and nine months ended September 30, 2012 we were required to use the two-class method for calculating basic and diluted earnings per share because the applicable market value of our common stock was below $33.00 per common share.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the three and nine months ended September 30, 2013 and 2012 warrants to purchase 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

Note 19. Stock Incentive Plans

Long-Term Incentive Plan

We granted 7 million RSUs valued at the grant date fair value of our common stock in the nine months ended September 30, 2013 and 2012. Substantially all of these awards vest over a three-year service period, as defined in the terms of each award. Our policy is to issue new shares upon settlement of RSUs.

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

The 2012 awards granted to the Top 25 highest compensated employees will settle on the second or third anniversary dates of grant in 25% increments consistent with the terms of the 2009 Long-Term Incentive Plan. The awards for the non-Top 25 highest compensated employees will vest and settle on the second and third anniversary dates of grant. Vesting and subsequent settlement will generally occur based upon employment at the end of each specified service period.

Salary Stock Plan

In the nine months ended September 30, 2013 and 2012 a portion of each participant's salary accrued on each salary payment date converted to RSUs on a quarterly basis. In March 2012 we amended the plan to provide for cash settlement of awards and reclassified $97 million from Additional paid-in capital to Accrued liabilities and Other liabilities and deferred income taxes. Prior to this amendment it was our policy to issue new shares upon settlement of these awards. In June 2013 we amended the plan to provide for cash or share settlement of awards based on election by the participant. The liability for these awards continues to be remeasured to fair value at the end of each reporting period.

RSUs

The following table summarizes information about the RSUs under our stock incentive plans (RSUs in millions):

	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
RSUs outstanding at January 1, 2013	26.9	$23.06	0.7
Granted	8.4	$28.48
Settled	(15.3)	$20.61
Forfeited or expired	(1.0)	$27.04
RSUs outstanding at September 30, 2013	19.0	$27.18	1.3

RSUs unvested and expected to vest at September 30, 2013	10.5	$27.78	1.9
RSUs vested and payable at September 30, 2013	7.8	$26.35	—

The following table summarizes compensation expense recorded for our stock incentive plans (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Compensation expense	$85	$79	$226	$206
Income tax benefit	$28	$—	$73	$—

At September 30, 2013 the total unrecognized compensation expense for nonvested equity awards was $202 million. This expense is expected to be recorded over a weighted-average period of 1.9 years.

The total fair value of RSUs that vested in the nine months ended September 30, 2013 and 2012 was $288 million and $108 million.

In the nine months ended September 30, 2013 total payments of $76 million were made to settle 2.6 million RSUs under stock incentive plans. Payments made in the nine months ended September 30, 2012 were insignificant.

Note 20. Segment Reporting

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

At September 30, 2013 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, primarily in Asia. These companies design, manufacture and market vehicles under the following brands:

• Alpheon	• Buick	• Chevrolet	• Wuling
• Baojun	• Cadillac	• Jiefang

All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment (dollars in millions):

	At and For the Three Months Ended September 30, 2013
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$23,506	$4,858	$5,336	$4,381	$39		$38,120	$—	$—	$38,120
GM Financial revenue	—	—	—	—	—		—	867	(4)	863
Intersegment	2	—	—	—	—		2	—	(2)	—
Total net sales and revenue	$23,508	$4,858	$5,336	$4,381	$39		$38,122	$867	$(6)	$38,983

Income (loss) before interest and taxes-adjusted	$2,187	$(214)	$299	$284	$(161)		$2,395	$239	$3	$2,637
Adjustments(a)	$—	$—	$(48)	$—	—		$(48)	—	$—	(48)
Corporate interest income					32				$1	33
Automotive interest expense					65				$—	65
Gain on extinguishment of debt					2			—		2
Income (loss) before income taxes					(192)			239		2,559
Income tax expense					756			85	$1	842
Net income (loss) attributable to stockholders					$(948)			$154		$1,717

Total assets	$92,876	$11,274	$25,594	$12,327	$23,929	$(27,761)	$138,239	$32,000	$(1,700)	$168,539
________

(a)	Consists of Goodwill impairment charges of $48 million in GMIO, which is presented net of noncontrolling interests.

	For the Nine Months Ended September 30, 2013
	GMNA	GME	GMIO	GMSA	Corporate	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$69,974	$14,830	$15,406	$12,380	$114	$112,704	$—	$—	$112,704
GM Financial revenue	—	—	—	—	—	—	2,243	(5)	2,238
Intersegment	8	—	—	—	—	8	—	(8)	—
Total net sales and revenue	$69,982	$14,830	$15,406	$12,380	$114	$112,712	$2,243	$(13)	$114,942

Income (loss) before interest and taxes-adjusted	$5,577	$(499)	$1,022	$300	$(397)	$6,003	$673	$3	$6,679
Adjustments(a)	$(1)	$1	$43	$(157)	—	$(114)	—	$—	(114)
Corporate interest income					192			$(3)	189
Automotive interest expense					219			$(2)	217
Loss on extinguishment of debt					238		—		238
Income (loss) before income taxes					(662)		673		6,299
Income tax expense					1,760		232	$1	1,993
Net income (loss) attributable to stockholders					$(2,422)		$441		$4,306
________

(a)
Consists of Venezuela currency devaluation of $162 million in GMSA, the acquisition of GM Korea preferred shares of $67 million and Goodwill impairment charges of $48 million in GMIO, which is presented net of noncontrolling interests, and net pension settlement charges and income related to various insurance recoveries, net, of $29 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Three Months Ended September 30, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$22,347	$4,702	$5,722	$4,275	$16	$37,062	$—	$—	$37,062
GM Financial revenue	—	—	—	—	—	—	514	—	514
Total net sales and revenue	$22,347	$4,702	$5,722	$4,275	$16	$37,062	$514	$—	$37,576

Income (loss) before interest and taxes-adjusted	$1,715	$(487)	$761	$159	$(51)	$2,097	$200	$(1)	$2,296
Adjustments(a)	$—	$—	$(62)	$—	—	$(62)	—	$—	(62)
Corporate interest income					84				84
Automotive interest expense					128				128
Income (loss) before income taxes					(95)		200		2,190
Income tax expense					286		71		357
Net income (loss) attributable to stockholders					$(381)		$129		$1,833
_______

(a)	Consists of Goodwill impairment charges of $62 million in GMIO, which is presented net of noncontrolling interests.

	For the Nine Months Ended September 30, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$67,075	$15,489	$16,653	$12,259	$41	$111,517	$—	$—	$111,517
GM Financial revenue	—	—	—	—	—	—	1,432	—	1,432
Intersegment	(1)	—	—	—	—	(1)	—	1	—
Total net sales and revenue	$67,074	$15,489	$16,653	$12,259	$41	$111,516	$1,432	$1	$112,949

Income (loss) before interest and taxes-adjusted	$5,248	$(1,175)	$1,909	$328	$(310)	$6,000	$598	$(1)	$6,597
Adjustments(a)	$—	$(590)	$(84)	$—	—	$(674)	—	$—	(674)
Corporate interest income					259				259
Automotive interest expense					356				356
Loss on extinguishment of debt					18		—		18
Income (loss) before income taxes					(425)		598		5,808
Income tax expense					560		254		814
Net income (loss) attributable to stockholders					$(985)		$344		$4,994
________

(a)	Consists of Goodwill impairment charges of $590 million in GME and $84 million in GMIO, which is presented net of noncontrolling interests.

Note 21. Subsequent Event

Acquisition of Certain Ally Financial International Operations

On October 1, 2013 GM Financial completed the acquisition of Ally Financial's automotive finance operations in Brazil for $611 million, subject to certain closing adjustments.

GM Financial will record the fair value of the assets acquired and liabilities assumed on October 1, 2013, the date GM Financial obtained control of the operations, and include the results of their operations and cash flows in their consolidated financial statements from that date forward.

The following table summarizes certain pro forma financial information for us and the acquired Brazil operations that closed in October had this acquisition occurred as of the first day in the periods presented, without consideration of historical transactions between the acquired operations and us, as it is impracticable to obtain such information (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total net sales and revenue	$39,175	$37,758	$115,517	$113,509
Net income attributable to stockholders	$1,743	$1,850	$4,385	$5,018

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

In the three months ended March 31, 2013 we changed our managerial and financial reporting structure to measure our reportable segments revenue and profitability based on the geographic area in which we sell vehicles to third party customers. We have retrospectively revised the segment presentation for all periods presented. Refer to Note 20 to our condensed consolidated financial statements for additional information on this change.

Wholesale vehicle sales data, which represents sales directly to dealers and others, is the measure that correlates vehicle sales to our revenue from the sale of vehicles, which is the largest component of automotive Net sales and revenue. Wholesale vehicle sales exclude vehicles produced by unconsolidated joint ventures. Retail vehicle sales data, which represents estimated sales to the end customer, including fleets, does not correlate directly to the revenue we recognize during the period. However, retail vehicle sales data is indicative of the underlying demand for our vehicles, is the basis for our market share, and is based upon the good faith estimates of management and includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Market share information is based primarily on retail vehicle sales volume, but estimates may be used where retail vehicle sales volume is not available.

Overview

Automotive

Our vision is to design, build and sell the world's best vehicles. We offer a global vehicle portfolio of cars, crossovers and trucks. We are committed to leadership in vehicle design, quality, reliability, telematics and infotainment and safety, as well as to developing key energy efficiency and diversity and advanced propulsion technologies, including electric vehicles. Our business is diversified across products and geographic markets. We meet the local sales and service needs of our retail and fleet customers with a global network of independent dealers. In the nine months ended September 30, 2013, 56.1% of our wholesale vehicle sales volume was generated outside the U.S.

We analyze the results of our automotive business through our four geographically-based segments:

•
GM North America (GMNA) has sales, manufacturing and distribution operations in the U.S., Canada and Mexico and sales and distribution operations in Central America and the Caribbean. GMNA represented 50.7% of our wholesale vehicle sales volume in the nine months ended September 30, 2013 and we had the largest market share, based upon retail vehicle sales, in North America at 17.0%.

•
GM Europe (GME) has sales, manufacturing and distribution operations across Western and Central Europe. GME's wholesale vehicle sales volume, which in addition to Western and Central Europe, includes Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others) represented 16.3% of our wholesale vehicle sales volume in the nine months ended September 30, 2013. In the nine months ended September 30, 2013 we estimate we had the number four market share, based upon retail vehicle sales, in Europe at 8.4%. GM International Operations (GMIO) distributes Chevrolet brand vehicles in Europe. These vehicles are reported within market share for Europe, but wholesale vehicle sales volume is recorded by GMIO.

•
GMIO has sales, manufacturing and distribution operations in Asia/Pacific, the Middle East, Africa and Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others). GMIO represented 16.3% of our wholesale vehicle sales volume in the nine months ended September 30, 2013. The Asia/Pacific, Middle East and Africa region is our largest region by retail vehicle sales volume and represented 39.3% of our global retail vehicle sales volume in the nine months ended September 30, 2013. In the nine months ended September 30, 2013 we estimate we had the number two market share, based upon retail vehicle sales, in Asia/Pacific, Middle East and Africa at 9.5%. In the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

nine months ended September 30, 2013 we had market share of 14.5%, based upon retail vehicle sales, in China. GMIO records the wholesale unit volume and financial results of Chevrolet brand vehicles that it distributes and sells in Europe.

•
GM South America (GMSA) has sales, manufacturing, distribution and/or financing operations in Brazil, Argentina, Colombia, Ecuador and Venezuela as well as sales and distribution operations in Bolivia, Chile, Paraguay, Peru and Uruguay. GMSA represented 16.7% of our wholesale vehicle sales volume in the nine months ended September 30, 2013. In the nine months ended September 30, 2013 GMSA derived 63.6% of its wholesale vehicle sales volume from Brazil. In the nine months ended September 30, 2013 we estimate we had the number one market share, based upon retail vehicle sales, in South America at 17.4% and the number three market share, based upon retail vehicle sales, in Brazil at 17.1%.

Alliance with Peugeot S.A. (PSA)

In February 2012 we entered into an agreement with PSA to create a long-term and broad-scale global strategic alliance that is expected to leverage the combined strengths and capabilities of the two companies, contribute to our profitability and improve our competitiveness in Europe. Our ability to achieve these improvements is subject to numerous uncertainties including but not limited to PSA's current efforts to obtain additional funding and future investors. In March 2012 we acquired a seven percent equity stake in PSA. In June 2012 we entered into a long-term exclusive service agreement with Gefco, a wholly-owned subsidiary of PSA, to provide logistics services in Europe beginning in 2013. In December 2012 PSA sold its controlling interest in Gefco to an unrelated third party; however, the sale has no impact on the long-term exclusive service agreement. In December 2012 we entered into a product development agreement with PSA to collaborate on the development of certain vehicle platforms, components and modules. As a result of this agreement, in the three months ended March 31, 2013 we acquired the rights to certain intellectual property and technology for total consideration of $0.6 billion. We are assessing certain programs that were originally contemplated under the product development agreement and future changes may result in significant adjustments to amounts previously recorded. Refer to Note 7 to our condensed consolidated financial statements for details regarding the acquisition of these rights.

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

In March and April 2013 we finalized labor agreements in Germany and Spain, which will limit or eliminate labor cost increases at our facilities in those countries in 2013 and for the next several years. In addition to our active restructuring programs in Germany we plan to terminate all vehicle and transmission production at our Bochum, Germany facility by the end of 2014. Based on the voluntary severance packages offered to transmission production employees in October 2013, the Bochum closure will likely result in significant cash and non-cash charges over the next year. We are in negotiation with the labor union to finalize the terms of any severance program to be offered to vehicle production employees. The estimate of charges is subject to significant uncertainties and highly dependent upon decisions not yet finalized.

Refer to Note 12 to our condensed consolidated financial statements for details regarding benefit plan changes and Note 16 for details regarding restructuring activities and other initiatives.

Wholesale and Retail Vehicle Sales

We present both wholesale and retail vehicle sales data to assist in the analysis of our revenue and our market share. Worldwide market share and retail vehicle sales data exclude the markets of Iran, North Korea, Sudan and Syria. The joint venture agreements with SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture retail vehicle sales in China.

The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
GMNA	775	49.2%	773	49.2%	2,413	50.7%	2,381	49.9%
GME	253	16.0%	254	16.2%	778	16.3%	810	17.0%
GMIO	267	16.9%	274	17.5%	778	16.3%	812	17.0%
GMSA	282	17.9%	268	17.1%	793	16.7%	770	16.1%
Worldwide	1,577	100.0%	1,569	100.0%	4,762	100.0%	4,773	100.0%

The following table summarizes total industry retail sales volume, or estimated sales volume where retail sales volume is not available, of new vehicles of domestic and foreign makes and the related competitive position by geographic region (vehicles in thousands):

	Vehicle Sales(a)(b)(c) Three Months Ended						Vehicle Sales(a)(b)(c) Nine Months Ended
	September 30, 2013			September 30, 2012			September 30, 2013			September 30, 2012
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
North America
United States	4,031	697	17.3%	3,702	652	17.6%	12,000	2,117	17.6%	11,128	1,968	17.7%
Other	818	111	13.6%	778	107	13.8%	2,393	332	13.9%	2,293	316	13.8%
Total North America	4,849	808	16.7%	4,479	759	16.9%	14,393	2,450	17.0%	13,421	2,284	17.0%
Europe
United Kingdom	718	78	10.8%	642	74	11.6%	2,038	232	11.4%	1,847	212	11.5%
Germany	789	61	7.7%	799	59	7.4%	2,434	185	7.6%	2,591	200	7.7%
Russia	724	68	9.4%	793	80	10.1%	2,086	189	9.1%	2,240	217	9.7%
Other	2,265	181	8.0%	2,200	158	7.2%	7,488	579	7.7%	7,801	587	7.5%
Total Europe	4,496	388	8.6%	4,434	372	8.4%	14,046	1,186	8.4%	14,479	1,216	8.4%
Asia/Pacific, Middle East and Africa
China(d)	5,116	745	14.6%	4,448	665	14.9%	15,952	2,312	14.5%	14,189	2,082	14.7%
Other(d)	4,568	185	4.0%	4,635	193	4.2%	14,114	534	3.8%	14,192	566	4.0%
Total Asia/Pacific, Middle East and Africa	9,684	930	9.6%	9,083	857	9.4%	30,066	2,847	9.5%	28,380	2,648	9.3%
South America
Brazil	981	171	17.4%	1,072	183	17.1%	2,780	476	17.1%	2,789	474	17.0%
Other	551	102	18.5%	518	102	19.6%	1,643	294	17.9%	1,560	313	20.0%
Total South America	1,532	273	17.8%	1,590	285	17.9%	4,423	770	17.4%	4,349	786	18.1%
Total Worldwide	20,561	2,398	11.7%	19,587	2,273	11.6%	62,928	7,252	11.5%	60,629	6,933	11.4%

United States
Cars	1,930	271	14.0%	1,784	261	14.6%	5,826	827	14.2%	5,503	813	14.8%
Trucks	1,062	245	23.1%	992	234	23.5%	3,124	740	23.7%	2,916	677	23.2%
Crossovers	1,040	181	17.5%	926	158	17.0%	3,051	551	18.1%	2,709	478	17.6%
Total United States	4,031	697	17.3%	3,702	652	17.6%	12,000	2,117	17.6%	11,128	1,968	17.7%
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

(d)
The joint venture vehicle sales presented in the following table are included in our retail vehicle sales. Vehicle sales for SAIC GM Investment Limited, the holding company of General Motors India Private Limited and Chevrolet Sales India Private Limited (collectively HKJV) are included in the three and nine months ended September 30, 2013. Refer to Note 2 to our condensed consolidated financial statements for additional information on the acquisition of HKJV.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Joint venture sales in China
SAIC General Motors Sales Co., Ltd. (SGMS)	368	327	1,111	967
SGMW and FAW-GM	376	336	1,198	1,111
Joint venture sales in India
HKJV		15		64

Automotive Financing - GM Financial

General Motors Financial Company, Inc. (GM Financial) is a global provider of automobile financing solutions. GM Financial specializes in purchasing retail automobile installment sales contracts originated by GM and non-GM franchised and select independent dealers in connection with the sale of used and new automobiles. GM Financial offers lease products through GM dealerships in connection with the marketing of new automobiles and also provides commercial lending programs to GM dealers. GM Financial primarily generates revenue and cash flows through the purchase, retention, securitization and servicing of finance receivables. GM Financial earns finance charge income on finance receivables and pays interest expense on borrowings under its secured and unsecured credit facilities. GM Financial periodically transfers receivables and pledges lease-related assets to securitization trusts that issue asset-backed securities to investors. The securitization trusts are special purpose entities that are also variable interest entities that meet the requirements to be consolidated in the financial statements.

Automotive Financing Strategy

Our automotive financing strategy centers on ensuring that our dealers and customers have consistently available, transparent and competitive financing options throughout the business and credit cycles. We believe that by having our own capabilities in key financing segments of the market we will be able to achieve more competition from other financing market participants, which we believe improves pricing and service to our dealers and retail customers. We achieve this through our captive finance capabilities at GM Financial and through operating relationships with financial institutions. Historically Ally Financial, Inc. (Ally Financial) provided a majority of the financing for our dealers and a significant portion of the financing for our customers in the U.S., Canada and other major international markets where we operate. Ally Financial continues to be the largest U.S. third party provider of financing for our dealers and customers. We have added relationships with other financial institutions including arrangements to provide incentivized retail financing to our customers in the U.S., Canada, United Kingdom and Australia. GM Financial continues to expand its business in targeted areas that it views as strategic and to otherwise evaluate opportunities in specific segments of the automotive financing market.

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

In April 2013 GM Financial completed the acquisition of Ally Financial's European and Latin American automotive finance operations except for France, Portugal and Brazil; in June 2013 it completed the acquisition of Ally Financial's automotive finance operations in France and Portugal; and in October 2013 it completed the acquisition of Ally Financial's automotive finance operations in Brazil. The aggregate consideration for these acquisitions was $3.2 billion, subject to certain closing adjustments. In addition GM Financial repaid loans of $1.4 billion that were assumed as part of the acquisition.

GM Financial's acquisition of Ally Financial's equity interest in GMAC-SAIC is subject to certain regulatory and other approvals, and is expected to close in 2014. GM Financial expects to pay approximately $0.9 billion to close this acquisition subject to certain closing adjustments. Refer to Notes 2 and 21 to our condensed consolidated financial statements for additional information on these acquisitions.

In April 2012 GM Financial commenced commercial lending activities in the U.S. centered on floor plan financing of dealer vehicle inventory and dealer loans to finance dealer sites, facilities, facility improvements and working capital. In 2013 GM Financial expanded the commercial lending program to Canada and to Europe and Latin America through its acquisition of certain of Ally Financial's automotive finance operations discussed previously. These loans are made on a secured basis.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidated Results

Total Net Sales and Revenue
(Dollars in Millions)

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
Automotive	$38,120	$37,062	$112,704	$111,517	$1,058	2.9%	$1,187	1.1%
GM Financial	863	514	2,238	1,432	349	67.9%	806	56.3%
Total net sales and revenue	$38,983	$37,576	$114,942	$112,949	$1,407	3.7%	$1,993	1.8%

In the three months ended September 30, 2013 Total net sales and revenue increased due primarily to: (1) favorable vehicle mix of $0.8 billion; (2) favorable vehicle pricing of $0.8 billion; (3) increased GM Financial revenue of $0.3 billion including $0.2 billion related to the acquisition of Ally Financial's international operations; (4) increased other revenue of $0.3 billion due primarily to increases in OnStar and parts and accessories revenue; and (5) increased wholesale volumes of $0.1 billion due to an increase of 8,000 vehicles (or 0.5%) primarily in GMSA and GMNA, driven by increased industry demand, partially offset by decreases in GMIO in the Middle East and South East Asia; partially offset by (6) unfavorable foreign currency effect of $0.8 billion due to the weakening of major currencies against the U.S. Dollar.

In the nine months ended September 30, 2013 Total net sales and revenue increased due primarily to: (1) favorable vehicle mix of $1.5 billion; (2) favorable vehicle pricing of $1.0 billion; (3) increased GM Financial revenue of $0.8 billion including $0.5 billion related to the acquisition of Ally Financial's international operations; and (4) increased other revenue of $0.4 billion due primarily to increases in OnStar and parts and accessories revenue; partially offset by (5) unfavorable foreign currency effect of $1.6 billion due to the weakening of major currencies against the U.S. Dollar; and (6) decreased wholesale volumes of $0.1 billion due to a decrease of 11,000 vehicles (or 0.2%) primarily in GMIO in both the Middle East and Chevrolet brand vehicles in Europe and GME due to a weak European economy, partially offset by an increase from the consolidation of HKJV effective September 2012 and increases in GMNA and GMSA, driven by increased industry demand.

Automotive Cost of Sales

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
Automotive cost of sales	$33,166	$32,735	$99,607	$98,323	$431	1.3%	$1,284	1.3%
Automotive gross margin	$4,954	$4,327	$13,097	$13,194	$627	14.5%	$(97)	(0.7)%

In the three months ended September 30, 2013 Automotive cost of sales increased due primarily to: (1) increased material and freight costs of $0.3 billion; (2) unfavorable vehicle mix of $0.3 billion; (3) increased various other costs of $0.2 billion; (4) increased costs of $0.1 billion related to the increased wholesale vehicle sales; and (5) increased engineering cost of $0.1 billion; partially offset by (6) favorable foreign currency effect of $0.3 billion due to the weakening of major currencies against the U.S. Dollar; and (7) reduction in unfavorable policy and warranty adjustments of $0.3 billion.

In the nine months ended September 30, 2013 Automotive cost of sales increased due primarily to: (1) unfavorable vehicle mix of $1.8 billion; (2) increased manufacturing costs of $0.4 billion to support new vehicle launches; and (3) decreased U.S. pension income of $0.2 billion; partially offset by (4) decreased policy and warranty expense of $0.7 billion; (5) favorable foreign currency effect of $0.4 billion due to the weakening of major currencies against the U.S. Dollar and the devaluation of the Bolivar Fuerte (BsF); and (6) decreased costs of $0.1 billion related to decreased wholesale volume.

Automotive Selling, General and Administrative Expense

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
Automotive selling, general and administrative expense	$2,876	$2,849	$8,753	$8,684	$27	0.9%	$69	0.8%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three and nine months ended September 30, 2013 Automotive selling, general and administrative expense remained flat.

Goodwill Impairment Charges

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
Goodwill impairment charges	$60	$78	$60	$695	$(18)	(23.1)%	$(635)	(91.4)%

In the three months ended September 30, 2013 Goodwill impairment charges remained flat due to Goodwill impairment charges of $0.1 billion recorded in the GM Korea Company (GM Korea) reporting unit in the three months ended September 30, 2013 and 2012.

In the nine months ended September 30, 2013 Goodwill impairment charges decreased due to Goodwill impairment charges of $0.1 billion in the GM Korea reporting unit compared to $0.6 billion and $0.1 billion in the GME and GM Korea reporting units recorded in the nine months ended September 30, 2012.

Automotive Interest Expense

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
Automotive interest expense	$65	$128	$217	$356	$(63)	(49.2)%	$(139)	(39.0)%

In the three and nine months ended September 30, 2013 Automotive interest expense decreased due primarily to lower average automotive debt outstanding resulting from the redemption of GM Korea preferred shares in December 2012 and April 2013.

Interest Income and Other Non-Operating Income (Loss), net

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
Interest income and other non-operating income (loss), net	$(82)	$318	$340	$732	$(400)	n.m.	$(392)	(53.6)%
________
n.m. = not meaningful

In the three months ended September 30, 2013 Interest income and other non-operating loss, net was $0.1 billion compared to Interest income and other non-operating income, net of $0.3 billion in the three months ended September 30, 2012 due primarily to: (1) unfavorable foreign currency effect of $0.2 billion; and (2) decreased interest income of $0.1 billion.

In the nine months ended September 30, 2013 Interest income and other non-operating income, net decreased due primarily to: (1) decreased rental income of $0.1 billion; (2) decreased exclusivity fee paid by GMAC LLC of $0.1 billion; (3) decreased interest income of $0.1 billion; and (4) unfavorable foreign currency transaction and remeasurement loss of $0.1 billion.

Income Tax Expense

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
Income tax expense	$842	$357	$1,993	$814	$485	135.9%	$1,179	144.8%

In the three and nine months ended September 30, 2013 Income tax expense increased due primarily to the inclusion of U.S. and Canada entities in our tax expense calculation resulting from the release of their valuation allowances in the year ended December 31, 2012.

Equity Income, Net of Tax

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
China joint ventures (China JVs)	$425	$371	$1,391	$1,121	$54	14.6%	$270	24.1%
Others	11	47	29	20	(36)	(76.6)%	9	45.0%
Total equity income, net of tax	$436	$418	$1,420	$1,141	$18	4.3%	$279	24.5%

In the three months ended September 30, 2013 Equity income, net of tax remained flat.

In the nine months ended September 30, 2013 Equity income, net of tax increased due primarily to an increase in the earnings of the SGMS and SGMW China JVs.

GM North America

	Three Months Ended				Variance Due To
	September 30, 2013	September 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$23,508	$22,347	$1,161	5.2%	$0.1	$0.4	$0.6	$0.1	$1.2
EBIT-adjusted	$2,187	$1,715	$472	27.5%	$—	$0.4	$0.6	$(0.5)	$0.5

	Nine Months Ended				Variance Due To
	September 30, 2013	September 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$69,982	$67,074	$2,908	4.3%	$0.8	$1.2	$0.7	$0.2	$2.9
EBIT-adjusted	$5,577	$5,248	$329	6.3%	$0.2	$0.3	$0.7	$(0.9)	$0.3

GMNA Total Net Sales and Revenue

In the three months ended September 30, 2013 Total net sales and revenue increased due primarily to: (1) favorable vehicle pricing; (2) favorable vehicle mix; and (3) increased wholesale volumes of 2,000 vehicles (or 0.3%).

In the nine months ended September 30, 2013 Total net sales and revenue increased due primarily to: (1) favorable vehicle mix; (2) increased wholesale volumes of 32,000 vehicles (or 1.4%) due to increased industry demand and successful recent vehicle launches such as the Buick Encore, Cadillac ATS, Chevrolet Silverado, Chevrolet Spark, and GMC Sierra; and (3) favorable vehicle pricing.

GMNA EBIT-Adjusted

In the three months ended September 30, 2013 earnings before interest and taxes (EBIT)-adjusted increased due primarily to: (1) favorable vehicle pricing; and (2) favorable net vehicle mix; partially offset by (3) Other of $0.5 billion due primarily to increased material and freight costs of $0.5 billion; and increased engineering expense of $0.2 billion; partially offset by a reduction in unfavorable warranty and policy adjustments of $0.3 billion.

In the nine months ended September 30, 2013 EBIT-adjusted increased due primarily to: (1) favorable vehicle pricing; (2) favorable net vehicle mix; and (3) increased wholesale volumes; partially offset by (4) Other of $0.9 billion due primarily to increased material and freight costs of $0.5 billion; increased manufacturing expense, including new launches, of $0.4 billion; increased depreciation and amortization expense of $0.2 billion; decreased U.S. pension income of $0.2 billion due to settlement of the salaried retiree pension plan in 2012; and increased engineering expense of $0.2 billion; partially offset by a reduction in unfavorable warranty and policy adjustments of $0.6 billion.

GM Europe

GENERAL MOTORS COMPANY AND SUBSIDIARIES

During the second half of 2011 and continuing into 2013, the European automotive industry has been severely affected by the ongoing sovereign debt crisis, high unemployment and a lack of consumer confidence coupled with overcapacity. European automotive industry sales to retail and fleet customers were 14 million vehicles in the nine months ended September 30, 2013, representing a 3.0% decrease compared to the corresponding period in 2012.

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

GME Total Net Sales and Revenue and EBIT (Loss)-Adjusted

	Three Months Ended				Variance Due To
	September 30, 2013	September 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$4,858	$4,702	$156	3.3%	$—	$—	$—	$0.2	$0.2
EBIT (loss)-adjusted	$(214)	$(487)	$273	56.1%	$—	$(0.1)	$—	$0.4	$0.3

	Nine Months Ended				Variance Due To
	September 30, 2013	September 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$14,830	$15,489	$(659)	(4.3)%	$(0.6)	$(0.1)	$(0.2)	$0.2	$(0.7)
EBIT (loss)-adjusted	$(499)	$(1,175)	$676	57.5%	$(0.1)	$(0.3)	$(0.2)	$1.3	$0.7

GME Total Net Sales and Revenue

In the three months ended September 30, 2013 Total net sales and revenue increased due primarily to Other of $0.2 billion due primarily to favorable net foreign currency effect of $0.1 billion.

In the nine months ended September 30, 2013 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes of 32,000 vehicles (or 4.0%) due to the weak European economy; (2) unfavorable vehicle pricing primarily resulting from increased incentive support associated with difficult market conditions; and (3) unfavorable net vehicle mix due to lower proportion of higher priced vehicles; partially offset by (4) Other of $0.2 billion due primarily to favorable net foreign currency effect of $0.1 billion.

GME EBIT (Loss)-Adjusted

In the three months ended September 30, 2013 EBIT (loss)-adjusted decreased due primarily to: (1) Other of $0.4 billion due primarily to decreased manufacturing costs of $0.2 billion mainly due to decreased depreciation expense due to asset impairments in December 2012, which decreased the depreciable base; favorable material and freight costs of $0.1 billion; and a favorable net effect of changes in the fair value of an embedded foreign currency derivative asset of $0.1 billion associated with a long-term supply agreement; partially offset by (2) unfavorable net vehicle mix.

In the nine months ended September 30, 2013 EBIT (loss)-adjusted decreased due primarily to: (1) Other of $1.3 billion due primarily to decreased manufacturing costs of $0.4 billion mainly due to decreased depreciation expense due to asset impairments in December 2012, which decreased the depreciable base; decreased engineering expenses of $0.2 billion; favorable material and freight costs of $0.2 billion; and a favorable net effect of changes in the fair value of an embedded foreign currency derivative asset of $0.2 billion associated with a long-term supply agreement; partially offset by (2) unfavorable net vehicle mix; (3) unfavorable vehicle pricing; and (4) decreased wholesale volumes.

GM International Operations

Outlook

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We are currently in the process of strategically assessing the manner in which we operate in certain countries within GMIO, including our cost structure, the level of local sourcing, the level of investment in the product portfolio, the allocation of production activity to the existing manufacturing base and our brand strategy. The strategic reviews are also considering the potential effects that may result from recent and forecasted deterioration in local market conditions. Should further deterioration in the outlook for these countries and/or the finalization of the strategic reviews and the related recommended actions impact our ability to generate sufficient cash flows we may be required to record material impairments and other charges. The estimate of charges is subject to significant uncertainties and highly dependent upon decisions not yet taken.

Focus on Chinese Market

We view the Chinese market as important to our global growth strategy and are employing a multi-brand strategy, led by our Buick and Chevrolet brands. In the coming years, we plan to increasingly leverage our global architectures to increase the number of nameplates under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the Baojun, Jiefang and Wuling brands. We operate in the Chinese market through a number of joint ventures and maintaining good relations with our joint venture partners, which are affiliated with the Chinese government, is an important part of our China growth strategy.

The following tables summarize certain key operational and financial data for the China JVs (dollars in millions, vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total wholesale vehicles(a)	761	692	2,374	2,144
Market share in China	14.5%	14.9%	14.5%	14.6%
Total net sales and revenue	$9,413	$7,945	$28,406	$24,215
Net income	$881	$769	$2,897	$2,363
________

(a)	Including vehicles exported to markets outside of China.

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$6,236	$5,522
Debt	$134	$123

GMIO Total Net Sales and Revenue and EBIT-Adjusted

	Three Months Ended				Variance Due To
	September 30, 2013	September 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$5,336	$5,722	$(386)	(6.7)%	$(0.1)	$0.1	$(0.1)	$(0.3)	$(0.4)
EBIT-adjusted	$299	$761	$(462)	(60.7)%	$—	$(0.1)	$(0.1)	$(0.3)	$(0.5)

	Nine Months Ended				Variance Due To
	September 30, 2013	September 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$15,406	$16,653	$(1,247)	(7.5)%	$(0.6)	$—	$(0.2)	$(0.4)	$(1.2)
EBIT-adjusted	$1,022	$1,909	$(887)	(46.5)%	$(0.1)	$(0.4)	$(0.2)	$(0.2)	$(0.9)

GMIO Total Net Sales and Revenue

In the three months ended September 30, 2013 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes of 20,000 vehicles (or 7.4%) primarily in Middle East and South East Asia partially offset by an increase from the consolidation of HKJV effective September 2012 resulting in an inclusion of 12,000 wholesale vehicle sales (or 4.5%); (2) unfavorable pricing due to increased incentive support associated with strong competition; and (3) Other of $0.3 billion due

GENERAL MOTORS COMPANY AND SUBSIDIARIES

primarily to unfavorable net foreign currency effect due to the weakening of the Australian Dollar and the South Africa Rand against the U.S. Dollar of $0.2 billion, and decrease in components, parts and accessories revenue of $0.1 billion; partially offset by (4) favorable vehicle mix.

In the nine months ended September 30, 2013 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes of 92,000 vehicles (or 11.3%) primarily in Middle East and Chevrolet brand vehicles in Europe partially offset by an increase from the consolidation of HKJV effective September 2012 resulting in an inclusion of 57,000 wholesale vehicle sales (or 7.0%); (2) unfavorable pricing due to increased incentive support associated with strong competition; and (3) Other of $0.4 billion due primarily to unfavorable net foreign currency effect due to the weakening of the Australian Dollar and the South Africa Rand against the U.S. Dollar of $0.3 billion; and decreased sales of components, parts and accessories of $0.2 billion.

The vehicle sales of our China JVs are not reflected in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, net of tax. Our investment in China JVs increased by $1.0 billion in the nine months ended September 30, 2013 as a result of our share in China JVs earnings of $1.4 billion partially offset by dividends declared of $0.4 billion.

GMIO EBIT-Adjusted

In the three months ended September 30, 2013 EBIT-adjusted decreased due primarily to: (1) unfavorable net vehicle mix; (2) unfavorable pricing; and (3) Other of $0.3 billion due primarily to unfavorable manufacturing costs of $0.2 billion; lower sales of components, parts and accessories of $0.1 billion; and unfavorable net foreign currency effect of $0.1 billion; partially offset by favorable material and freight cost of $0.1 billion.

In the nine months ended September 30, 2013 EBIT-adjusted decreased due primarily to: (1) unfavorable net vehicle mix; (2) unfavorable pricing; (3) unfavorable net wholesale volumes; and (4) Other of $0.2 billion due primarily to unfavorable manufacturing costs of $0.4 billion; unfavorable net foreign currency effect of $0.2 billion; and a decrease in sales of components, parts and accessories of $0.1 billion; partially offset by favorable material and freight cost of $0.3 billion; and increased equity income, net of tax of $0.3 billion, from our interest in the increased net income of our China JVs.

GM South America

Venezuelan Operations

Our Venezuelan subsidiaries utilize the U.S. Dollar as their functional currency because of the hyperinflationary status of the Venezuelan economy. The Venezuelan government has foreign exchange control regulations which make it more difficult to convert BsF to U.S. Dollars. These regulations affect our Venezuelan subsidiaries' ability to pay non-BsF denominated obligations that do not qualify to be processed by the Venezuelan currency exchange agency at the official exchange rates.

The aggregate net assets denominated in BsF and other currencies at September 30, 2013 and December 31, 2012 were $900 million and $940 million which included monetary assets of $1.9 billion and $1.6 billion and monetary liabilities of $1.3 billion and $1.1 billion. At September 30, 2013 and December 31, 2012 other consolidated entities had receivables from our Venezuelan subsidiaries denominated in other currencies of $374 million and $224 million. The total amounts pending government approval for settlement at September 30, 2013 and December 31, 2012 were BsF 3.5 billion (equivalent to $607 million) and BsF 2.2 billion (equivalent to $523 million), for which some requests have been pending from 2007.

In February 2013 the Venezuelan government announced that the official fixed exchange rate of BsF 4.3 to $1.00 changed to BsF 6.3 to $1.00 effective February 13, 2013. The devaluation required remeasurement of our Venezuelan subsidiaries' non-U.S. Dollar denominated monetary assets and liabilities. The remeasurement resulted in a charge of $0.2 billion in the three months ended March 31, 2013.

We believe it is possible that the Venezuelan government may further devalue the BsF against the U.S. Dollar in the future. If the BsF were devalued further, it would result in a charge to our income statement in the period of devaluation. Based on our September 30, 2013 net monetary assets, a further devaluation of the BsF by 1.40 BsF to $1.00 would result in a charge of approximately $0.1 billion.

The Venezuelan government is in the process of finalizing a new pricing law that would regulate the net sales price of new and used vehicles, as well as parts and accessories. It is possible a new pricing regulation will be enacted in the near term which could have a material impact on our Venezuelan operations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMSA Total Net Sales and Revenue and GMSA EBIT-Adjusted

	Three Months Ended				Variance Due To
	September 30, 2013	September 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$4,381	$4,275	$106	2.5%	$0.2	$0.2	$0.3	$(0.6)	$0.1
EBIT-adjusted	$284	$159	$125	78.6%	$—	$0.2	$0.3	$(0.4)	$0.1

	Nine Months Ended				Variance Due To
	September 30, 2013	September 30, 2012	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$12,380	$12,259	$121	1.0%	$0.3	$0.4	$0.6	$(1.2)	$0.1
EBIT-adjusted	$300	$328	$(28)	(8.5)%	$—	$0.2	$0.6	$(0.8)	$—

GMSA Total Net Sales and Revenue

In the three months ended September 30, 2013 Total net sales and revenue increased due primarily to: (1) favorable vehicle pricing primarily due to high inflation in Venezuela and Argentina; (2) increased wholesale volumes of 14,000 vehicles (or 5.2%) primarily driven by higher industry volume in Argentina and the refreshed product portfolio in Brazil; and (3) favorable vehicle mix due to increased sales of Chevrolet Trailblazer, Chevrolet Captiva, Chevrolet Orlando and Chevrolet S10; partially offset by (4) Other of $0.6 billion due primarily to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against the Brazilian Real and Argentinian Peso and the devaluation of the BsF of $0.6 billion.

In the nine months ended September 30, 2013 Total net sales and revenue increased due primarily to: (1) favorable vehicle pricing primarily due to high inflation in Venezuela and Argentina; (2) favorable vehicle mix due to increased sales of the Chevrolet Trailblazer, Chevrolet Captiva, Chevrolet Orlando and Chevrolet S10; and (3) increased wholesale volumes of 24,000 vehicles (or 3.1%) primarily driven by higher industry volume in Argentina and the refreshed product portfolio in Brazil; partially offset by (4) Other of $1.2 billion due primarily to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against the Brazilian Real and Argentinian Peso and the devaluation of the BsF of $1.3 billion.

GMSA EBIT-Adjusted

In the three months ended September 30, 2013 EBIT-adjusted increased due primarily to: (1) favorable vehicle pricing; and (2) favorable net vehicle mix; partially offset by (3) Other of $0.4 billion due primarily to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against the Brazilian Real and Argentinian Peso and the devaluation of the BsF of $0.4 billion.

In the nine months ended September 30, 2013 EBIT-adjusted remained flat due primarily to: (1) favorable vehicle pricing; and (2) favorable net vehicle mix; offset by (3) Other of $0.8 billion due primarily to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against the Brazilian Real and Argentinian Peso and the devaluation of the BsF of $0.7 billion; and a non-recurring bargain gain of $50 million on the purchase of GMAC de Venezuela CA in the corresponding period of 2012 .

GM Financial

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	2013 vs. 2012 Change		2012 vs. 2011 Change
					Amount	%	Amount	%
	(Dollars in millions)
GM Financial revenue	$867	$514	$2,243	$1,432	$353	68.7%	$811	56.6%
Income before income taxes	$239	$200	$673	$598	$39	19.5%	$75	12.5%
	(Dollars in billions)
Average debt outstanding	$23.2	$9.8	$18.7	$9.1	$13.4	136.7%	$9.6	105.5%
Effective rate of interest paid	2.9%	3.0%	3.0%	3.0%	(0.1)%		—%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial Revenue

In the three months ended September 30, 2013 GM Financial revenue increased due primarily to: (1) increased revenue of $0.2 billion due to the acquisition of Ally Financial international operations; and (2) increased lease income of $0.1 billion due to a larger lease portfolio.

In the nine months ended September 30, 2013 GM Financial revenue increased due primarily to: (1) increased revenue of $0.5 billion due to the acquisition of Ally Financial international operations; (2) increased lease income of $0.2 billion due to a larger lease portfolio; and (3) increased finance charge income of $0.1 billion due to a larger loan portfolio balance.

GM Financial Income Before Income Taxes

In the three months ended September 30, 2013 Income before income taxes remained flat due primarily to: (1) increased finance income of $0.2 billion due to a larger loan portfolio as a result of the purchase of Ally Financial international operations; offset by (2) increased interest expense of $0.1 billion due to an increase in average debt outstanding as a result of the purchase of Ally Financial international operations; and (3) increased operating expenses of $0.1 billion as a result of the purchase of Ally Financial international operations.

In the nine months ended September 30, 2013 Income before income taxes increased due primarily to: (1) increased finance income of $0.5 billion due to a larger loan portfolio mainly as a result of the purchase of Ally Financial international operations; offset by (2) increased interest expense of $0.2 billion due to an increase in average debt outstanding as a result of the purchase of Ally Financial international operations; (3) increased operating expenses of $0.2 billion as a result of the purchase of Ally Financial international operations; and (4) increased provision for loan losses of $0.1 billion due to a larger loan portfolio.

Corporate
(Dollars in Millions)

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	2013 vs. 2012 Change		2013 vs. 2012 Change
					Amount	%	Amount	%
Net loss attributable to stockholders	$(948)	$(381)	$(2,422)	$(985)	$(567)	148.8%	$(1,437)	145.9%

Corporate Net Loss Attributable to Stockholders

In the three months ended September 30, 2013 Net loss attributable to stockholders increased due primarily to: (1) an increase in income tax expense of $0.5 billion due primarily to the inclusion of U.S. and Canada entities in our tax expense calculation resulting from the release of their valuation allowances in the year ended December 31, 2012; and (2) a $0.1 billion unfavorable net foreign currency effect.

In the nine months ended September 30, 2013 Net loss attributable to stockholders increased due primarily to: (1) an increase in income tax expense of $1.2 billion due primarily to the inclusion of U.S. and Canada entities in our tax expense calculation resulting from the release of their valuation allowances in the year ended December 31, 2012; and (2) a loss on the extinguishment of debt of $0.2 billion due to the acquisition of the remaining balance of GM Korea's preferred shares.

Liquidity and Capital Resources
Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our secured revolving credit facilities will be sufficient to meet our liquidity needs. However we expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations. Our known material future uses of cash which may vary from time to time based on market conditions and other factors include, among other possible demands: (1) reinvestment in our business through capital expenditures of approximately $8 billion annually as well as engineering and product development activities; (2) acquiring Ally Financial international operations, as subsequently discussed, for approximately $0.9 billion; (3) payments to service debt and other long-term obligations; and (4) payments relating to our Series A Preferred Stock dividends and to purchase the remaining outstanding shares of Series A Preferred Stock with a liquidation amount of $3.9 billion once the shares become redeemable on or after December 31, 2014.

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

In November 2012 GM Financial entered into agreements with Ally Financial to acquire Ally Financial's automotive finance and financial services businesses in Europe and Latin America and Ally Financial's equity interests in GMAC-SAIC for approximately $4.1 billion. GM Financial has completed the acquisitions of Ally Financial's European and Latin American automotive finance operations for $3.2 billion, of which $3.2 billion has been paid. Refer to Automotive Financing Strategy in this MD&A for additional information on these acquisitions.

In April 2013 GM Korea made a payment of $0.7 billion to acquire, prior to the mandatory redemption date, the remaining balance of GM Korea's mandatorily redeemable preferred shares that had a carrying amount of $0.5 billion. We recorded the difference of $0.2 billion as a loss on extinguishment of debt.

In September 2013 we issued $4.5 billion in aggregate principal amount of senior unsecured notes comprising $1.5 billion of 3.5% notes due in 2018, $1.5 billion of 4.875% notes due in 2023 and $1.5 billion of 6.25% notes due in 2043. We used proceeds from the issuance of these notes to purchase 120 million shares of our Series A Preferred Stock from the New VEBA for a total price of $3.2 billion, which was equal to 108.1% of their aggregate liquidation amount. The Series A Preferred Stock accrues cumulative dividends at a 9% annual rate. We recorded a loss for the difference between the carrying amount of the Series A Preferred Stock purchased of $2.4 billion and the consideration paid of $3.2 billion, which reduced Net income attributable to common stockholders by $0.8 billion.

In October 2013 we used proceeds from the issuance of the senior unsecured notes to make a payment of $1.2 billion to prepay notes issued to the Canadian Health Care Trust (HCT) which had a carrying value of $1.2 billion and were recorded in Short-term debt and current portion of long-term debt at September 30, 2013. The HCT notes accrued interest at a 7% annual rate. This transaction and the purchase of the Series A preferred Stock from the New VEBA lowered our overall cost of funding as the senior unsecured notes carry a lower interest rate than the dividends on the Series A Preferred Stock and the interest rate on the HCT notes.

Automotive

Available Liquidity

Total available liquidity includes cash, cash equivalents, current marketable securities and funds available under credit facilities. At September 30, 2013 our available liquidity was $37.3 billion, including funds available under credit facilities of $10.5 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Available liquidity held within North America and at our regional treasury centers represented approximately 85% of our available liquidity at September 30, 2013. A portion of our available liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods including intercompany loans to utilize these funds across our global operations as needed.

Our cash equivalents and marketable securities balances include investments in U.S. government and agency obligations, foreign government securities, time deposits and certificates of deposit and corporate debt securities, and are primarily denominated in U.S. Dollars. We expect to maintain a sufficient amount of Canadian Dollar (CAD) denominated cash investments to offset certain

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CAD denominated liabilities, which primarily relate to pension and other postretirement benefits liabilities. These cash investments will incur foreign currency exchange gains or losses based on the movement of the CAD in relation to the U.S. Dollar and will therefore reduce our net CAD foreign currency exchange exposure. We held cash investments in CAD denominated securities of $3.0 billion at September 30, 2013. These funds continue to be available to fund our normal ongoing operations and are included in our available liquidity.

Our investment guidelines, which we may change from time to time, prescribe certain minimum credit worthiness standards and limit our exposures to any particular sector, asset class, issuance or security type. Substantially all of our current investments in debt securities are with A/A2 or better rated issuers. We actively monitor and manage our liquidity exposure to Europe which is related primarily to short-term bank deposits and short-term debt securities of high-quality European issuers.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity and to fund working capital needs at certain of our subsidiaries. The total size of our credit facilities was $11.3 billion and $11.4 billion at September 30, 2013 and December 31, 2012. Our primary borrowing capacity under credit facilities comes from our secured revolving credit facilities consisting of a three-year $5.5 billion facility maturing in 2015 and a five-year, $5.5 billion facility maturing in 2017. We have not borrowed against these facilities, but have amounts in use under the letter of credit sub-facility of $0.6 billion. GM Financial has not borrowed against the three-year facility.

The following table summarizes our liquidity (dollars in millions):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$18,599	$17,133
Marketable securities	8,215	8,988
Available liquidity	26,814	26,121
Available under credit facilities	10,512	11,119
Total available liquidity	$37,326	$37,240

In the nine months ended September 30, 2013 total available liquidity increased by $0.1 billion due primarily to: (1) automotive free cash flow of $2.5 billion; partially offset by (2) a capital contribution to GM Financial of $1.3 billion in support of the acquisition of Ally Financial international operations; (3) reductions in amounts available under credit facilities of $0.6 billion due to letters of credit issued under our secured revolving credit facilities and the termination of a facility in GMIO; and (4) unfavorable net foreign currency effects of $0.4 billion.

Cash Flow

The following table summarizes automotive cash flows from operating, investing and financing activities (dollars in millions):

	Nine Months Ended
	September 30, 2013	September 30, 2012
Net cash provided by operating activities	$8,269	$9,145
Net cash used in investing activities	$(4,911)	$(2,121)
Net cash used in financing activities	$(243)	$(774)

Operating Activities

In the nine months ended September 30, 2013 net cash provided by operating activities decreased by $0.9 billion due primarily to: (1) lower net income excluding non-cash charges relating to depreciation, amortization and impairment charges of $1.7 billion; (2) unfavorable movements in dealer and customer allowances of $0.7 billion; (3) unfavorable daily rental car activities including customer deposits of $0.4 billion; and (4) unfavorable movements in warranty of $0.3 billion; partially offset by (5) favorable changes in working capital of $1.4 billion; and (6) other changes of $0.8 billion due primarily to deferred taxes.

Investing Activities

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2013 net cash used in investing activities increased by $2.8 billion due primarily to: (1) purchases in excess of maturities of marketable securities of $4.9 billion as we invested in securities with longer maturities as part of efforts to rebalance our investment portfolio in the normal course of business; partially offset by (2) a short-term loan of $2.0 billion made to our U.S. salaried pension plan as part of annutization actions taken in 2012; and (3) decreased capital expenditures of $0.2 billion.

Financing Activities

In the nine months ended September 30, 2013 net cash used in financing activities decreased by $0.5 billion due primarily to: (1) proceeds from debt of $4.9 billion including $4.5 billion raised from the issuance of senior unsecured notes; and (2) net increase in short-term debt facilities with maturities less than 90 days of $0.3 billion; partially offset by (3) purchase of Series A Preferred Stock held by the New VEBA for $3.2 billion; and (4) increase in debt payments of $1.3 billion including the prepayment of GM Korea's preferred shares of $0.7 billion.

Free Cash Flow and Adjusted Free Cash Flow

The following table summarizes free cash flow and adjusted free cash flow (dollars in millions):

	Nine Months Ended
	September 30, 2013	September 30, 2012
Operating cash flow	$8,269	$9,145
Less: capital expenditures	(5,770)	(5,993)
Free cash flow	2,499	3,152
Adjustments for voluntary management actions	71	—
Adjusted free cash flow	$2,570	$3,152

In the nine months ended September 30, 2013 adjustments for voluntary management actions included pension contributions of $0.1 billion related to the previously announced annuitization of the U.S. salaried pension plan.

Other Liquidity Matters

Status of Credit Ratings

We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). DBRS Limited and Moody's rate our corporate credit at investment grade while Fitch and S&P currently rate our corporate credit at non-investment grade. The following table summarizes our credit ratings at October 25, 2013:

Rating Agency	Corporate	Secured Revolving Credit Facility	Senior Unsecured	Outlook
DBRS Limited	BBB (low)	N/A	N/A	Stable
Fitch	BB+	BBB-	BB+	Positive
Moody's	Investment Grade	Baa2	Ba1	Stable
S&P	BB+	BBB	BB+	Positive

Rating actions taken by each of the credit rating agencies from January 1, 2013 through October 25, 2013 were as follows:

Fitch: September 2013 - Assigned a senior unsecured rating of BB+. August 2013 - Upgraded their outlook to positive from stable.

Moody’s: September 2013 - Upgraded corporate rating to an investment grade rating of Baa3 from Ba1, assigned a senior unsecured rating of Ba1 and changed their outlook to stable from positive.

S&P: September 2013 - Assigned a senior unsecured rating of BB+ and upgraded their outlook to positive from stable.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We continue to pursue investment grade status from all of the credit rating agencies by maintaining a balance sheet with minimal financial leverage and demonstrating continued operating performance. Achieving investment grade status will provide us with greater financial flexibility, lower our cost of borrowing and may release collateral from certain agreements including our secured revolving credit facility.

Automotive Financing - GM Financial

Liquidity Overview

GM Financial's primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt, borrowings under secured and unsecured debt, collections and recoveries on finance receivables and net proceeds from senior notes transactions. GM Financial's primary uses of cash are purchases of finance receivables and leased assets, funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements for secured debt and operating expenses. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt, which could include future opportunistic repayments or borrowings.

Available Liquidity

The following table summarizes GM Financial's available liquidity (dollars in millions):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$1,756	$1,289
Borrowing capacity on unpledged eligible assets	1,905	1,349
Borrowing capacity on committed unsecured lines of credit	249	—
Available liquidity	$3,910	$2,638

The increase in available liquidity is due primarily to the net increase of $1.0 billion resulting from the Ally Financial international operations acquisition, as well as the addition of commercial loan-secured credit facilities, which had $0.2 billion in borrowing capacity as of September 30, 2013.

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

In connection with the acquisition of certain of Ally Financial's European and Latin American automotive finance operations except for Brazil, GM Financial received a capital contribution from us of $1.3 billion and utilized $2.6 billion of its liquidity. These acquisitions increased finance receivables by $11.0 billion and secured and unsecured debt by $8.9 billion. Subsequent to September 30, 2013 GM Financial utilized an additional $0.7 billion of its own liquidity to complete the acquisition of Ally Financial's European and Latin American operations including Brazil.

Cash Flow

The following table summarizes GM Financial cash flows from operating, investing and financing activities (dollars in millions):

	Nine Months Ended
	September 30, 2013	September 30, 2012
Net cash provided by operating activities	$1,303	$679
Net cash used in investing activities	$(5,678)	$(2,160)
Net cash provided by financing activities	$3,562	$2,497

Operating Activities

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2013 net cash provided by operating activities increased by $0.6 billion due primarily to the acquisitions of Ally Financial international operations.

Investing Activities

In the nine months ended September 30, 2013 net cash used in investing activities increased by $3.5 billion due primarily to: (1) increased funding of commercial finance receivables of $11.1 billion and purchase of consumer finance receivables of $2.0 billion; (2) net cash payment of $2.1 billion made in the current period on the acquisitions of Ally Financial international operations; (3) increased purchase of leased vehicles of $0.9 billion; partially offset by (4) increased collections and recoveries on finance receivables of $12.8 billion.

Financing Activities

In the nine months ended September 30, 2013 net cash provided by financing activities increased by $1.1 billion due primarily to the increased borrowings under secured and unsecured debt and issuance of senior notes of $8.3 billion, partially offset by the increased debt repayment of $5.8 billion and the repayment of $1.4 billion in certain debt assumed as part of the Ally Financial international operations acquisitions.

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers' commitments, certain product-related claims and third party commercial loans and other obligations. The maximum potential obligation under these commitments was $16.0 billion and $23.5 billion at September 30, 2013 and December 31, 2012.

Refer to Note 14 to our condensed consolidated financial statements for additional information on guarantees we have provided.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following table summarizes the reconciliation of our automotive segments' EBIT-adjusted and GM Financial's income before income taxes to Net income attributable to stockholders and provide supplemental detail of the adjustments, which are presented net of noncontrolling interests (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
Automotive
EBIT-adjusted
GMNA	$2,187	91.3%	$1,715	81.7%	$5,577	92.9%	$5,248	87.5%
GME	(214)	(9.0)%	(487)	(23.2)%	(499)	(8.3)%	(1,175)	(19.6)%
GMIO	299	12.5%	761	36.3%	1,022	17.0%	1,909	31.8%
GMSA	284	11.9%	159	7.6%	300	5.0%	328	5.5%
Corporate	(161)	(6.7)%	(51)	(2.4)%	(397)	(6.6)%	(310)	(5.2)%
Total automotive EBIT-adjusted	2,395	100.0%	2,097	100.0%	6,003	100.0%	6,000	100.0%
Adjustments	(48)		(62)		(114)		(674)
Corporate interest income	33		84		189		259
Automotive interest expense	65		128		217		356
Gain (Loss) on extinguishment of debt	2		—		(238)		(18)
Automotive Financing
GM Financial income before income taxes	239		200		673		598
Consolidated
Eliminations	3		(1)		3		(1)
Income tax expense	842		357		1,993		814
Net income attributable to stockholders	$1,717		$1,833		$4,306		$4,994

Our automotive operations interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our automotive operating segments between EBIT-adjusted and Net income attributable to stockholders.

In the three months ended September 30, 2013 adjustments to EBIT consisted of Goodwill impairment charges of $48 million in GMIO, which is presented net of noncontrolling interests.

In the nine months ended September 30, 2013 adjustments to EBIT consisted of Venezuela currency devaluation of $162 million in GMSA, the acquisition of GM Korea preferred shares of $67 million and Goodwill impairment charges of $48 million in GMIO, which is presented net of noncontrolling interests, and net pension settlement charges and income related to various insurance recoveries, net, of $29 million.

In the three months ended September 30, 2012 adjustments to EBIT consisted of Goodwill impairment charges of $62 million in GMIO, which is presented net of noncontrolling interests.

In the nine months ended September 30, 2012 adjustments to EBIT consisted of Goodwill impairment charges of $590 million in GME and $84 million in GMIO, which is presented net of noncontrolling interests.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Accounting Standards Not Yet Adopted

Accounting standards not yet adopted are discussed in Note 1 to our condensed consolidated financial statements.

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

Our management, with the participation of our Chairman and CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2013. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Controls

There have not been any changes in internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to our 2012 Form 10-K, as updated in our Form 10-Q for the period ended June 30, 2013. There have been no material changes in the period ending September 30, 2013 to the Legal Proceedings disclosed in our 2012 Form 10-K.

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
*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities for Cash

No shares of common stock were purchased in the three months ended September 30, 2013.

Other Purchases of Equity Securities

The following table summarizes our non-cash purchases of common stock in each of the three months ended September 30, 2013:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
July 1, 2013 through July 31, 2013	82,751	$33.35	N/A	N/A
August 1, 2013 through August 31, 2013	2,298	$36.13	N/A	N/A
September 1, through September 30, 2103	1,151	$34.89	N/A	N/A
Total	86,200	$33.44
________
N/A = not applicable

(a)
Represents shares of common stock delivered by employees or directors back to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units and Restricted Stock Awards relating to compensation plans and shares of common stock retained by us for the payment of the exercise price upon the exercise of warrants. Refer to Note 19 to our condensed consolidated financial statements for additional details on employee stock incentive plans and Note 24 to our consolidated financial statements in our 2012 Form 10-K for additional details on warrants issued.

*  *  *  *  *  *  *

Item 6. Exhibits

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.1	General Motors Company Short Term Incentive Plan, as Amended August 19, 2013	Filed Herewith
10.2	General Motors Company Salary Stock Plan, as Amended June 5, 2013	Filed Herewith
10.3	General Motors Company 2009 Long-Term Incentive Plan, as Amended August 19, 2013	Filed Herewith
10.4	General Motors Company Common Stock Prospectus for Salary Stock Plan and 2009 Long-Term Incentive Plan	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS*	XBRL Instance Document	Furnished with this Report
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report
________

*	Submitted electronically with this Report.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Controller and Chief Accounting Officer
Date:	October 30, 2013