Form 10-K
period 2013-12-31
General Motors Co
filed 2014-02-06
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 001-34960
GENERAL MOTORS COMPANY
(Exact Name of Registrant as Specified in its Charter)

STATE OF DELAWARE	27-0756180
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Renaissance Center, Detroit, Michigan	48265-3000
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code
(313) 556-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock	New York Stock Exchange/Toronto Stock Exchange
Warrants (expiring December 31, 2015)	New York Stock Exchange
Warrants (expiring July 10, 2016)	New York Stock Exchange
Warrants (expiring July 10, 2019)	New York Stock Exchange
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Do not check if smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $46.1 billion on June 30, 2013.
As of January 30, 2014 the number of shares outstanding of common stock was 1,589,788,282 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement related to the Annual Stockholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
General Motors Company (sometimes referred to as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM") was incorporated as a Delaware corporation in 2009 and on July 10, 2009 acquired substantially all of the assets and assumed certain liabilities of General Motors Corporation through a Section 363 sale under Chapter 11 of the U.S. Bankruptcy Code (363 Sale). General Motors Corporation is sometimes referred to in this Annual Report on Form 10-K (2013 Form 10-K), for the periods on or before July 9, 2009, as “Old GM," as it is the predecessor entity solely for accounting and financial reporting purposes. On July 10, 2009 in connection with the 363 Sale, General Motors Corporation changed its name to Motors Liquidation Company, which is sometimes referred to in this 2013 Form 10-K for the periods after July 10, 2009 as “MLC.” On December 15, 2011 MLC was dissolved and the Motors Liquidation Company GUC Trust (GUC Trust) assumed responsibility for the affairs of and certain claims against MLC and its debtor subsidiaries that were not concluded prior to MLC's dissolution. MLC transferred to the GUC Trust all of MLC's remaining undistributed shares of our common stock and warrants to acquire our common stock.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our total worldwide retail vehicle sales were 9.7 million, 9.3 million and 9.0 million in the years ended December 31, 2013, 2012 and 2011.

GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the following brands:

• Buick	• Cadillac	• Chevrolet	• GMC
The demands of customers outside North America are primarily met with vehicles developed, manufactured and/or marketed under the following brands:

• Buick	• Chevrolet	• Holden	• Vauxhall
• Cadillac	• GMC	• Opel

At December 31, 2013 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, primarily in Asia that design, manufacture and market vehicles under the following brands:

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

Competitive Position

Information in this 2013 Form 10-K relating to our relative position in the global automotive industry is based upon the good faith estimates of management and includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Market share information in this 2013 Form 10-K is based on retail vehicle sales volume. Retail vehicle sales data, which represents estimated sales to the end customer, including fleets, does not correlate directly to the revenue we recognize during the period. However, retail vehicle sales data is indicative of the underlying demand for our vehicles. Worldwide market share and vehicle sales data excludes the markets of Cuba, Iran, North Korea, Sudan and Syria.

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

Wholesale and Retail Vehicle Sales

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Wholesale vehicle sales data, which represents sales directly to dealers and others, is the measure that correlates vehicle sales to our revenue from the sale of vehicles, which is the largest component of automotive Net sales and revenue. Wholesale vehicle sales exclude vehicles produced by nonconsolidated joint ventures. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Years ended December 31,
	2013	2012	2011
GMNA	3,276	3,207	3,053
GME	1,047	1,079	1,240
GMIO	1,037	1,109	1,039
GMSA	1,053	1,050	1,090
Worldwide	6,413	6,445	6,422

In the year ended December 31, 2013 71.3% of our retail vehicle sales volume was generated outside the U.S. The following table summarizes total industry retail sales volume, or estimated sales volume where retail sales volume is not available, of new vehicles of domestic and foreign makes and the related competitive position by geographic region (vehicles in thousands):

	Vehicle Sales(a)(b)(c) Years Ended December 31,
	2013			2012			2011
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
North America
United States	15,891	2,786	17.5%	14,794	2,596	17.5%	13,048	2,504	19.2%
Other	3,202	448	14.0%	3,053	424	13.9%	2,753	421	15.3%
Total North America	19,092	3,234	16.9%	17,847	3,019	16.9%	15,801	2,925	18.5%
Europe
United Kingdom	2,597	301	11.6%	2,335	272	11.7%	2,249	281	12.5%
Germany	3,258	242	7.4%	3,394	254	7.5%	3,508	299	8.5%
Russia	2,843	258	9.1%	3,006	288	9.6%	2,725	243	8.9%
Other	10,074	756	7.5%	10,248	796	7.8%	11,613	928	8.0%
Total Europe	18,772	1,557	8.3%	18,983	1,611	8.5%	20,096	1,751	8.7%
Asia/Pacific, Middle East and Africa
China(d)	22,119	3,160	14.3%	19,394	2,836	14.6%	18,697	2,547	13.6%
Other(d)	18,676	726	3.9%	18,834	780	4.1%	15,944	735	4.6%
Total Asia/Pacific, Middle East and Africa	40,795	3,886	9.5%	38,229	3,616	9.5%	34,641	3,282	9.5%
South America
Brazil	3,767	650	17.3%	3,802	643	16.9%	3,633	632	17.4%
Other	2,169	388	17.9%	2,047	408	19.9%	2,054	434	21.1%
Total South America	5,936	1,037	17.5%	5,849	1,051	18.0%	5,687	1,066	18.8%
Total Worldwide(e)	84,595	9,715	11.5%	80,908	9,297	11.5%	76,225	9,024	11.8%
United States
Cars	7,591	1,067	14.1%	7,214	1,031	14.3%	6,060	952	15.7%
Trucks	4,244	998	23.5%	3,946	933	23.7%	3,681	929	25.2%
Crossovers	4,056	721	17.8%	3,634	631	17.4%	3,306	622	18.8%
Total U.S.	15,891	2,786	17.5%	14,794	2,596	17.5%	13,048	2,504	19.2%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

__________

(a)
North America vehicle sales primarily represent sales to the end customer. Europe, Asia/Pacific, Middle East and Africa and South America vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale or forecast volumes, are used to estimate vehicle sales.

(b)
Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies; however, revenue is not recognized at the date of initial delivery due to guaranteed repurchase obligations.

(c)	Vehicle sales data may include rounding differences.

(d)
Includes the vehicle sales for joint ventures in the table below. Joint venture vehicle sales for General Motors India Private Limited and Chevrolet Sales India Private Limited (collectively GM India) are included in the table below through August 31, 2012. Refer to Notes 3 and 8 to our consolidated financial statements for further detail on our joint ventures and the acquisition of GM India.

	Years Ended December 31,
	2013	2012	2011
Joint venture sales in China
Shanghai General Motors Co., Ltd (SGM)	—	—	1,200
SAIC General Motors Sales Co., Ltd.	1,512	1,331	—
SGMW and FAW-GM	1,644	1,501	1,342
Joint venture sales in India
GM India		64	111

(e)
Our vehicle sales volumes in the year ended December 31, 2013 reflect continued recovery in the U.S. despite an intense competitive environment. Growth was largely attributed to new portfolio entries. Our vehicle sales volumes in the year ended December 31, 2012 reflect an intensified competitive environment in the U.S., including aggressive competitor pricing and media spending, as well as key competitor new product launches. Our vehicle sales volumes in the year ended December 31, 2011 reflect the moderate improvement in certain facets of the U.S. economy which contributed to a slow but steady improvement in U.S. industry vehicle sales, as well as increased volumes in Russia and China.

Fleet Sales and Deliveries

The sales and market share data provided previously includes both retail and fleet vehicle sales. Certain fleet transactions, particularly daily rental, are generally less profitable than retail sales. A significant portion of the sales to daily rental car companies are recorded as operating leases under U.S. GAAP with no recognition of revenue at the date of initial delivery due to guaranteed repurchase obligations. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales. Fleet sales data may include rounding differences (vehicles in thousands):

	Years Ended December 31,
	2013	2012	2011
GMNA	758	775	740
GME	490	500	564
GMIO	415	408	378
GMSA	184	190	246
Total fleet sales	1,847	1,873	1,927

Fleet sales as a percentage of total vehicle sales	19.0%	20.1%	21.4%

The following table summarizes U.S. fleet sales and those sales as a percentage of total U.S. vehicle sales (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,
	2013	2012	2011
Daily rental sales	439	431	417
Other fleet sales	217	242	222
Total fleet sales	656	673	639
Fleet sales as a percentage of total vehicle sales
Cars	26.4%	30.6%	31.3%
Trucks	24.2%	25.3%	24.2%
Crossovers	18.6%	19.2%	18.8%
Total vehicles	23.6%	25.9%	25.5%

Product Pricing

Several methods are used to promote our products, including the use of dealer, retail and fleet incentives such as customer rebates and finance rate support. The level of incentives is dependent in large part upon the level of competition in the markets in which we operate and the level of demand for our products. In 2014 we will continue to price vehicles competitively, including offering strategic and tactical incentives as required. We believe this strategy, coupled with sound inventory management, will continue to strengthen the reputation of our brands and result in competitive prices.

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

The following table summarizes the number of authorized dealerships:

	December 31, 2013	December 31, 2012	December 31, 2011
GMNA	4,946	5,015	5,068
GME	7,087	7,574	7,745
GMIO	7,472	6,915	6,901
GMSA	1,201	1,250	1,162
Total worldwide	20,706	20,754	20,876

We and our joint ventures enter into a contract with each authorized dealer agreeing to sell to the dealer one or more specified product lines at wholesale prices and granting the dealer the right to sell those vehicles to retail customers from an approved location. Our dealers often offer more than one GM brand at a single dealership in a number of our markets in order to enhance dealer profitability. Authorized dealers offer parts, accessories, service and repairs for GM vehicles in the product lines that they sell using GM parts and accessories. Our dealers are authorized to service GM vehicles under our limited warranty program and those repairs are to be made only with GM parts. Our dealers generally provide their customers access to credit or lease financing, vehicle insurance and extended service contracts provided by GM Financial, Ally Financial, Inc. (Ally Financial) and other financial institutions.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Research, Product Development and Intellectual Property

Costs for research, manufacturing engineering, product engineering, and design and development activities relate primarily to developing new products or services or improving existing products or services including activities related to vehicle emissions control, improved fuel economy and the safety of drivers and passengers. In the years ended December 31, 2013, 2012 and 2011 research and development expenses were $7.2 billion, $7.4 billion and $8.1 billion.

Our top priority for research is to continue to develop and advance our alternative propulsion strategy because energy diversity and environmental leadership are critical elements of our overall business strategy. Our objective is to be the recognized industry leader in fuel efficiency through the development of a wide variety of technologies to reduce petroleum consumption.

Fuel Efficiency

We are fully committed to improving fuel efficiency and meeting regulatory standards through a combination of strategies including: (1) extensive technology improvements to conventional powertrains; (2) increased use of smaller displacement engines and improved and advanced automatic transmissions; and (3) vehicle improvements including increased use of lighter, front-wheel drive architectures.

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

We currently offer 16 FlexFuel vehicles in the U.S. for the 2014 model year plus an additional four models to fleet and commercial customers capable of operating on gasoline, E85 ethanol or any combination of the two. We continue to study the future role FlexFuel vehicles may play in the U.S. in light of recent regulatory developments and the rate of development of the refueling infrastructure. In 2013 94% of vehicle sales in Brazil were FlexFuel vehicles capable of running on 100% ethanol blends. We also market FlexFuel vehicles in Australia, Thailand and other global markets where biofuels have emerged in the marketplace.

We support the development of biodiesel blend fuels, which are clean-burning alternative diesel fuels produced from renewable sources, and we provide biodiesel capabilities in other markets reflecting the availability of biodiesel blend fuels.

We produce CNG bi-fuel capable vehicles in Europe such as the Opel Zafira, and in the U.S., the Chevrolet Express and GMC Savana fullsize vans are offered to fleet and commercial customers, that are capable of switching between gasoline or diesel and CNG. We also produce the CNG bi-fuel Chevrolet Silverado and GMC Sierra 2500 HD pick-up trucks that are available to both commercial and retail customers. In addition we recently announced the offering of a CNG bi-fuel Chevrolet Impala full-size sedan to both fleet and retail markets starting in the summer of 2014. We offer LPG capable vehicles globally in select markets reflecting the infrastructure, regulatory focus and natural resource availability of the markets in which they are sold.

Hybrid, Plug-In, Extended Range and Battery Electric Vehicles

We are investing significantly in multiple technologies offering increasing levels of vehicle electrification including eAssist, plug-in hybrid, extended range and battery electric vehicles. We currently offer 7 models in the U.S. featuring some form of electrification and continue to develop plug-in hybrid electric vehicle technology (PHEV) and extended range electric vehicles such as the Chevrolet Volt, Opel Ampera and Cadillac ELR. In 2013 we introduced the Chevrolet Spark EV and plan to invest heavily to support the expansion of our electric vehicle offerings and in-house development and manufacturing capabilities of advanced batteries, electric motors and power control systems.

Hydrogen Fuel Cell Technology

As part of our long-term strategy to reduce petroleum consumption and greenhouse gas emissions we are committed to continuing development of our hydrogen fuel cell technology. Our Chevrolet Equinox fuel cell electric vehicle demonstration programs, such as Project Driveway, have accumulated nearly 3 million miles of real-world driving by consumers, celebrities, business partners and government agencies. These programs are helping us identify consumer and infrastructure needs to understand the business case for potential production of this technology.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM and Honda entered into a long-term agreement to co-develop a next-generation fuel cell system and hydrogen storage technologies, aiming for the 2020 timeframe. The collaboration expects to succeed by sharing expertise, economies of scale and common sourcing strategies and builds upon GM's and Honda’s strengths as leaders in hydrogen fuel cell technology.

OnStar

OnStar, LLC (OnStar) is a wholly-owned subsidiary of GM serving more than 6.5 million subscribers in the U.S., Canada and Mexico and, through a joint venture, China. OnStar is a provider of connected safety, security and mobility solutions and advanced information technology and is available on the majority of our 2014 model year vehicles. OnStar's key services include automatic crash response, stolen vehicle assistance, remote door unlock, turn-by-turn navigation, vehicle diagnostics and hands-free calling.

OnStar has developed a system based on the findings of a Center for Disease Control and Prevention expert panel which allows OnStar advisors to alert first responders when a vehicle crash is likely to have caused serious injury to the occupants. OnStar also launched a mobile application to provide subscribers with up-to-date vehicle information such as oil level, tire pressure and fuel level as well as providing remote start, remote door unlock and navigation services from a mobile phone.

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

In some instances, we purchase systems, components, parts and supplies from a single source and may be at an increased risk for supply disruptions. The inability or unwillingness of these sources to supply us with parts and supplies could have a material adverse effect on our production capacity. Purchases from our two largest suppliers have ranged from approximately 10% to 11% of our total purchases from 2011 to 2013.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

meet lower emission standards and new diagnostics are required and will continue to become even more stringent throughout the world.

North America

The U.S. federal government imposes stringent emission control requirements on vehicles sold in the U.S. and additional requirements are imposed by various state governments. Canada’s federal government is aligned with the U.S. federal requirements. These requirements include vehicle exhaust emission standards, vehicle evaporative emission standards and OBD system requirements. Each model year we must obtain certification for each test group that our vehicles will meet emission requirements from the U.S. Environmental Protection Agency (EPA) before we can sell vehicles in the U.S. and Canada and from the California Air Resources Board (CARB) before we can sell vehicles in California and other states that have adopted the California emissions requirements. Fleet-wide emissions compliance must also be achieved based on a sales-weighted fleet average.

While we believe all our products are currently in compliance with EPA and CARB regulatory requirements, both agencies have ongoing “in-use” evaluations of compliance for products from all manufacturers. It is possible that we or either agency could identify potential non-compliance, which could lead to some type of field action to remedy the issue. Testing is conducted at various times. This includes pre-production testing of vehicles as part of certification and in-use testing of customer vehicles at specified mileages.

CARB has adopted its next round of emission requirements which phase in with the 2015 model year. These requirements include more stringent exhaust emission and evaporative emission standards. The EPA has proposed similar requirements which if adopted are expected to phase in with the 2017 model year. These new requirements will also increase the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance.

California law requires that 12% of 2014 model year cars and certain light-duty trucks sold in the state must be zero emission vehicles (ZEV) such as electric vehicles or hydrogen fuel cell vehicles. The requirement is based on a complex system of credits that vary in magnitude by vehicle type and model year. Manufacturers have the option of meeting a portion of this requirement with partial ZEV credit for vehicles that meet very stringent exhaust and evaporative emission standards and have extended emission system warranties. Additional portions of the ZEV requirement can be met with vehicles that meet these partial ZEV requirements and incorporate advanced technology such as hybrid and plug-in hybrid electric propulsion systems meeting specified criteria. We are complying with the ZEV requirements using a variety of means including producing vehicles certified to the ZEV and partial ZEV requirements. CARB has adopted 2018 model year and later requirements for increasing volumes of ZEVs to achieve greenhouse gas as well as criteria pollutant emission reductions to help achieve the state's long-term greenhouse gas reduction goals. A portion of this requirement may be met with PHEVs that meet specified criteria including an extended emission system warranty.

The Clean Air Act permits states that have areas with air quality compliance issues to adopt the California car and light-duty truck emission standards in lieu of the federal requirements. Thirteen states as well as the Province of Quebec currently have these standards in effect, and 10 of these 13 states have adopted the ZEV requirements. Additional states could also adopt the California standards in the future.

Vehicles equipped with heavy-duty engines are also subject to stringent emission requirements. We also certify heavy-duty engines for installation in other manufacturers' products. We are using a system of credits to help meet these stringent standards as permitted by EPA and CARB regulations. We are meeting OBD requirements for heavy-duty vehicles with certain hardware and software changes.

In Mexico we must obtain model year certification from the Federal Environmental Protection Agency for each engine family and vehicle line before we can sell vehicles. Stringent light-duty vehicle emission requirements applicable to vehicles sold in Mexico are enforced starting 18 months after nationwide availability of Ultra Low Sulfur Fuels. Emission requirements applicable to medium- and heavy-duty trucks powered by gasoline, CNG or LPG were upgraded in 2012. Stringent emission requirements applicable to medium- and heavy-duty trucks powered by diesel have been proposed but no enforcement date has been established yet.

Regulations to control the emissions of greenhouse gases are discussed under “Automotive Fuel Economy” since we believe these regulations are effectively a form of a fuel economy requirement.

Europe

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Emissions are regulated by two different entities: the European Commission (EC) and the United Nations Economic Commission for Europe (UNECE). The EC imposes harmonized emission control requirements on vehicles sold in all 28 European Union (EU) Member States and other countries apply regulations under the framework of the UNECE. We must demonstrate that vehicles will meet emission requirements in witness tests and type approval from an approval authority before we can sell vehicles in the EU Member States. Type approval requires the manufacturer to provide a representative vehicle to the evaluating agency who then determines if the particular type of vehicle is fully compliant with the applicable regulations. The regulatory requirements include random testing of newly assembled vehicles and a manufacturer in-use surveillance program. EU and UNECE requirements are equivalent in terms of stringency and implementation.

A new level of exhaust emission standards for cars and light-duty trucks, Euro 5, was effective in 2011. Future European emission standards focus particularly on further reducing emissions from diesel vehicles. The Euro 6 emission levels will become effective in 2017. The new requirements will require additional technologies and further increase the cost of diesel engines, which currently cost more than gasoline engines. To comply with Euro 6 standards we expect that we will need to implement technologies identical to those being developed to meet U.S. emission standards. These technologies will put additional cost pressures on the already challenging European market for small- and mid-size diesel vehicles. Gasoline engines are also affected by the new requirements. The measures for gasoline vehicles that require technology to reduce exhaust pollutant emissions will have adverse effects on vehicle fuel economy which drives additional technology cost to maintain fuel economy.

In the long-term, notwithstanding the already low vehicle emissions in Europe, the EC will continue devising regulatory requirements on the emission test cycle, real driving emission, low temperature testing, fuel evaporation and OBD.

International Operations

China has implemented Euro 4 standards with European OBD requirements nationwide for newly registered vehicles. Beijing currently requires many elements of Euro 5 standards for newly registered vehicles. Beijing, Shanghai and the Pearl River delta area are expected to require additional elements of Euro 5 standards in 2014. Nationwide implementation of Euro 5 is expected between 2015 and 2017. Beijing is considering the implementation of Euro 6 or EPA standards as early as 2016 and Onboard Refueling Vapor Recovery as early as 2017. For diesel-powered vehicles China has implemented Euro 4 standards for new type approvals of both light-duty diesel vehicles and all new registrations of heavy-duty diesel vehicles. Enforcement of Euro 4 standards for new diesel light-duty registrations began in 2013.

South Korea has implemented the Euro 5 emission standards with European OBD requirements for diesel-powered vehicles and the CARB standards for gasoline/LPG-powered vehicles. Commencing in 2014 new type-approvals will require the vehicle to meet Euro 6 diesel standards. The government is also considering the introduction of amendments to the low-emission vehicle program, LEVIII of the CARB standards, for gasoline/LPG-powered vehicles with the planned implementation in 2016.

India has implemented Euro 4 equivalent emission norms in 13 major cities of the country, where sulfur gasoline and diesel fuels (BS IV Fuel) are required and have been made available. Euro 4 norms are expected to apply in additional cities as BS IV fuels are made available in 2014 and 2015 in a phased manner.

South America

Certain countries follow the U.S. test procedures, standards and OBD requirements and others follow the EU test procedures, standards and OBD requirements with different levels of stringency. Brazil implemented national L5 low emission vehicle standards for passenger cars and light commercial vehicles in 2009. L6 standards for light diesel vehicles were implemented in 2012 and mandate OBD installation for light diesel vehicles in 2015. L6 standards for light gasoline vehicles are to be implemented in 2014 for new vehicles and 2015 for all models. Argentina implemented Euro 4 standards starting with new vehicle registrations in 2009 and the implementation of Euro 5 standards has been delayed from 2014 to 2015 for new vehicles and from 2016 to 2017 for all vehicles. Chile has enforced Euro 5 or U.S. Tier 2 Bin 5 emission standards for diesel vehicles and will implement Euro 5 or U.S. Tier 2 Bin 5 standards for gasoline vehicles in September 2014.

Industrial Environmental Control

Environmental Matters

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our operations are subject to a wide range of environmental protection laws including those laws regulating air emissions, water discharges, waste management and environmental cleanup. Certain environmental statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Under certain circumstances these laws impose joint and several liability as well as liability for related damages to natural resources. Refer to Note 17 to our consolidated financial statements for additional information on environmental matters including site remediation.

Facility Management

To mitigate the effects our worldwide operations have on the environment we are committed to convert as many of our worldwide facilities as possible to landfill-free facilities. At December 31, 2013 85 (or over 50%) of our manufacturing facilities were landfill-free facilities. Additionally we have 25 non-manufacturing facilities that are landfill free. At our landfill-free manufacturing facilities approximately 96% of waste materials are recycled or reused and 4% is converted to energy at waste-to-energy facilities. Including construction, demolition and remediation wastes, we estimate that we recycled, reused, or composted over 2 million metric tons of waste materials at our global manufacturing operations and estimate that we converted approximately 75,000 metric tons of waste materials to energy at waste-to-energy facilities in the year ended December 31, 2013.

In 2013 we surpassed our internal 2020 Manufacturing Commitment initiative to reduce total waste on a kg/vehicle basis by 10%, having reduced total waste by more than 45 kg/vehicle (including metals and foundry-related wastes). Total waste includes all byproducts from routine manufacturing operations, excluding construction, demolition and remediation wastes and materials that are sent for direct reuse (without processing).

In addition to providing environmental benefits our landfill-free program and total waste reduction commitments generate revenue from the sale of production by-products, reduce our energy costs, and help to reduce the risks and financial liabilities associated with waste disposal.

We continue to make progress on our other 2020 Manufacturing commitments including the implementation of our global energy strategy with a goal to increase our use of renewable energy and improve our energy efficiency. Our data collection and management system is designed to monitor and measure energy use as well as calculate the related CO2 emissions including collecting and verifying energy, water and other environmental data from our facilities. Our approach to addressing climate change includes setting a greenhouse gas emissions reduction target, collecting accurate data, and by publicly reporting progress against our target.

Automotive Fuel Economy

North America

Corporate Average Fuel Economy (CAFE) reporting is required for three separate fleets: domestically produced cars, imported cars and light-duty trucks. Beginning with the 2011 model year both car and light-duty truck standards were established using targets for various vehicle sizes and vehicle model sales volumes. In 2014 our domestic car standard is estimated to be 33.8 mpg, our import car standard is estimated at 37.2 mpg, and our light-duty truck standard is estimated to be 24.5 mpg. Our current product plan is expected to be compliant with the federal CAFE program.

In August 2012 the EPA and the National Highway Transportation Safety Administration (NHTSA) finalized a coordinated national program consisting of new requirements for the 2017 through 2025 model year light-duty vehicles that will reduce greenhouse gas emissions and improve fuel economy. This regulation represents a continuation of the national program that has been established for the 2012 through 2016 model year light-duty vehicles. This program includes EPA and NHTSA standards that will require an industry-wide standard by 2016. Our current product plan projects compliance with both federal programs through 2016.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Mexico has adopted fuel economy targets similar to the U.S. for 2012-2016 model years. The Mexico standards offer additional flexibilities when compared to the U.S. requirements to account for the differences in terrain type, vehicle mix and fuel quality. Discussions for post 2016 standards are expected to begin in 2014 calendar year.

Europe

Legislation regulating fleet average CO2 emissions was implemented for passenger cars in 2012. Based on a target function of CO2 to vehicle weight, each automobile manufacturer must meet a specific sales-weighted fleet average target. The fleet average requirement began phasing in during 2012 with full compliance required by 2015. Automobile manufacturers can earn super-credits for the sales volume of vehicles having a specific CO2 value. This is intended to encourage the early introduction of ultra-low CO2 vehicles such as the Chevrolet Volt and Opel Ampera by providing an additional incentive to reduce the CO2 fleet average. Automobile manufacturers may gain credit for eco-innovations for those technologies which improve real-world fuel economy but may not show in the test cycle, such as solar panels on vehicles. There is also a 5% credit for FlexFuel vehicles if more than 30% of refueling stations in an EU Member State sell E85. Further regulatory detail is being developed. The legislation sets a target for 2020 with an impact assessment required to further assess and develop this requirement. We are developing a compliance plan by adopting operational CO2 targets for each market entry in Europe.

In 2011 the EU adopted a standard to regulate CO2 emissions from light commercial vehicles. This regulation is modeled after the CO2 regulation for passenger cars. It proposes that new light commercial vehicles meet a fleet average CO2 target with a phase-in of compliance from 2014 and full compliance required by 2016. The manufacturer-specific CO2 compliance target will be determined as a function of the weight of the vehicle with all standard equipment and fuel (vehicle curb weight). Flexibilities such as eco-innovations and super credits are part of the regulatory proposal as well. An EU long-term target for 2020 has been adopted for light commercial vehicles. We have developed a compliance plan by adopting operational CO2 targets for each market entry in Europe.

In July 2012 the EU Commission released a regulatory proposal outlining the regulatory implementation for passenger cars and light commercial vehicles targets effective in 2020. Implementation of the target has been delayed with final release expected in early 2014. While the passenger car target is expected to remain in place beginning in 2020, in that first year (2020) only 95% of the Original Equipment Manufacturers (OEMs) fleet is required to comply. Full 100% compliance will be required in 2021. The individual manufacturer targets will continue to be determined based on the average vehicle mass. Other compliance flexibilities will be limited adding additional challenges to compliance with the CO2 fleet target.

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

In Korea fuel economy/CO2 targets for 2012 through 2015 were implemented as part of the government's low carbon/green growth strategy. These targets are based on each vehicle's curb weight and in general are set at levels more stringent than fuel economy targets in the U.S. but less stringent than CO2 targets in the EU. The targets began being phased in during 2012 with full compliance by 2015 with manufacturers having the option to certify based on either fuel consumption or CO2 emissions. Each manufacturer has been given a corporate target to meet based on its overall industry fleet fuel economy/CO2 average. GM Korea Company's (GM Korea) current product portfolio is expected to comply with the targets by 2015. However, in 2014 the Korean

GENERAL MOTORS COMPANY AND SUBSIDIARIES

government plans to set more stringent fuel economy targets for 2016 and beyond that will likely reach the level in Japan by 2020 and the level in the EU by 2025.

In Saudi Arabia the government is developing a footprint-based fuel economy standard modeled on the U.S. system, which would likely commence in 2016 using the U.S. target value curves from 2011 or 2012. The Saudi program is not expected to include the alternative fuel/advanced technology vehicle and other credits from the U.S. program.

In India the government is developing a weight-based CO2/fuel efficiency regulation that is likely to be implemented in 2017. It is expected that the regulatory standards could be similar but less stringent than levels required in the EU with tighter standards planned for 2022.

In Australia the current government's agenda no longer includes the adoption of attribute-based CO2 standards.

South America

In Brazil the government has set new fuel economy requirements called INOVAR AUTO. OEMs have mandatory fleet average compliance required by October 2017 with a reduction from 2012 levels. The Brazilian government provides indirect tax incentives to eligible participant companies that meet certain requirements including these energy efficiency targets. The level of potential indirect tax incentives varies based on the degree and timing to which the targets are met. Participating companies that fail to meet the required criteria are subject to clawback provisions and specific fines.

In Chile every new passenger vehicle up to a certain vehicle weight is required to be tested under Euro procedure in order to determine its reference values to be included in the new mandatory fuel economy label. As a result of this process the label indicates the fuel consumption values for city, highway and combined city-highway and the CO2 emission values.

Chemical Regulations

We continually monitor the implementation of chemical regulations to maintain compliance and evaluate their effect on our business, suppliers and the automotive industry.

North America

Governmental agencies in both the U.S. and Canada continue to introduce new regulations and legislation related to the selection and use of safer chemical alternatives, green chemistry, life cycle assessment and product stewardship initiatives. These initiatives will give broad regulatory authority to ban or restrict the use of certain chemical substances and potentially affect automobile manufacturers' responsibilities for vehicle life-cycle, including chemical substance selection for product development and manufacturing. These emerging regulations will potentially lead to increases in costs and supply chain complexity.

In California two chemical initiatives will become effective in 2014: the brake pad reformulation law and the safer consumer products regulations. The brake pad reformulation law requires brake and vehicle manufacturers to ensure brakes produced after January 2014 meet limits for the amounts of certain heavy metals and are properly certified and labeled. Under the safer consumer products regulation, California EPA will begin regulating specific consumer products that contain chemicals of concern. It is not yet known when vehicle components will be targeted.

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

Safety

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

While current noise emission requirements regulate maximum allowable noise levels, formal proposals are under development to regulate minimum sound levels. These proposals stem from concern that relatively quiet vehicles, specifically hybrids and electrics, may not be readily heard by pedestrians. In the U.S., NHTSA issued a Notice of Proposed Rulemaking on January 14, 2013 and the U.S. Department of Transportation indicated a final rule is expected to be published in 2015. The UNECE is developing a Global Technical Regulation, sponsored by the U.S., Japan, and the EU, for manufacturers to equip vehicles with pedestrian alerting devices where the vehicle fails to meet minimum sound emission levels.

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

Despite these advanced technology efforts, our ability to satisfy fuel economy, CO2 and other emissions requirements is contingent on various future economic, consumer, legislative and regulatory factors that we cannot control or predict with certainty. If we are not able to comply with specific new requirements, which include higher CAFE standards and state CO2 requirements such as those which require the CARB to regulate greenhouse gas emissions from vehicles, then we could be subject to sizeable civil penalties or have to restrict product offerings drastically to remain in compliance. Environmental liabilities for which we may be responsible are not reasonably estimable and could be substantial. Violations of safety or emissions standards could result in the recall of one or more of our products, negotiated remedial actions, possible fines or a combination of any of those items. We must also cover the cost of repairs conducted under emission defect and performance warranties which apply for specified periods of time and mileage. In turn any of these actions could have substantial adverse effects on our operations including facility idling, reduced employment, increased costs and loss of revenue.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Pension Legislation

We are subject to a variety of U.S. federal rules and regulations including the Employee Retirement Income Security Act of 1974, as amended and the Pension Protection Act of 2006 which govern the manner in which we fund and administer our pension plans. In July 2012 the U.S. government enacted the Moving Ahead for Progress in the 21st Century Act which allows plan sponsors funding relief for U.S. pension plans through the application of higher funding interest rates. Under current economic conditions we expect the new law to further delay required contributions to our U.S. pension plans. The new law does not impact our reported funded status.

Export Control

We are subject to U.S. export control laws and regulations and most countries in which we do business have applicable export controls. Our Office of Export Compliance and our global Export Compliance Officers are responsible for working with our business units to ensure compliance with these laws and regulations.

Automotive Financing - GM Financial

GM Financial is our captive automotive finance company that has been operating since 1992. GM Financial conducts its business in North America and, as a result of the 2013 acquisition of the Ally Financial international operations, in Europe and Latin America. GM Financial expects to complete in 2014 the acquisition of Ally Financial's equity interest in GMAC-SAIC Automotive Finance Company Limited (GMAC-SAIC) that conducts automotive finance and financial services operations in China.

GM Financial automobile finance programs in North America include sub-prime lending and full spectrum leasing. The sub-prime lending programs predominantly offer financing to consumers who have limited access to automobile financing through banks and credit unions. The typical borrower has experienced prior credit difficulties or has limited credit history and generally has a credit bureau score ranging from 500 through 700. Since GM Financial provides financing in a relatively high-risk market it expects to sustain a higher level of credit losses than other more traditional sources of financing. The full spectrum leasing product is offered through our franchised dealers and targets prime and sub-prime consumers leasing new vehicles. GM Financial seeks to provide competitive alternatives to existing marketplace lease offerings in our franchised dealers. GM Financial services its loan and lease portfolio at regional centers using automated servicing and collection systems.

In April 2012 and March 2013, GM Financial launched the U.S. and Canadian commercial lending platforms to further support our franchised dealerships and their affiliates. These platforms are centered on floor plan financing of dealer vehicle inventory and dealer loans to finance dealer sites, facilities, facility improvements and working capital. These loans are made on a secured basis.

GM Financial’s international consumer lending programs focus on financing prime quality consumers purchasing our new and used vehicles. In many countries GM Financial also offers financial leases, a lease/retail hybrid product that includes a balloon payment at expiration, and finance-related insurance products through third parties, such as credit life, gap and extended warranty coverage. Commercial products offered to dealer customers include new and used vehicle inventory financing, inventory insurance, working capital and capital improvement loans. Other commercial products include fleet financing and storage center financing.

GM Financial primarily finances its loan, lease and commercial origination volume through the use of secured and unsecured bank lines, through public and private securitization transactions where such markets are developed and, to a lesser extent in Latin America, through public financing programs including the issuance of commercial paper and other financing programs.

GM Financial retains an interest in the securitization transactions in the form of restricted cash accounts and overcollateralization, whereby more receivables are transferred to the securitization trusts than the amount of asset-backed securities issued by the securitization trusts, as well as the estimated future excess cash flows expected to be received by GM Financial over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities net of credit losses and expenses.

Excess cash flows in the securitization trusts are initially utilized to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the securitization trusts. Once targeted credit enhancement requirements are reached and maintained excess cash flows are distributed to GM Financial. In addition to excess cash flows GM Financial receives monthly base servicing fees and collects other fees such as late charges as servicer for securitization trusts.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Employees

At December 31, 2013 we employed 219,000 employees of whom 142,000 (65%) were hourly employees and 77,000 (35%) were salaried employees. The following table summarizes worldwide employment (in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
GMNA(a)	109	101	98
GME	35	37	39
GMIO(b)	38	39	34
GMSA	31	32	33
GM Financial(c)	6	4	3
Total Worldwide	219	213	207

U.S. - Salaried	36	30	29
U.S. - Hourly	51	50	48
_________

(a)
Increase in GMNA employees in the year ended December 31, 2013 includes an increase of approximately 4,000 employees due to insourcing of certain information technology support functions that were previously provided by outside parties and an increase of approximately 3,000 employees due to increase in launches and ramp up in manufacturing volume.

(b)
Increase in GMIO employees in the year ended December 31, 2012 includes an increase of 4,000 employees due to the acquisition of GM India. Refer to Note 3 to our consolidated financial statements for detail regarding the acquisition.

(c)	Increase in GM Financial employees in the year ended December 31, 2013 is due to the acquisition of certain Ally Financial international operations.

At December 31, 2013 51,000 of our U.S. employees (or 59%) were represented by unions, a majority of which were represented by the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW).

Executive Officers of the Registrant
The names and ages as of February 6, 2014 of our executive officers and their positions and offices with GM are as follows:

Name and (Age)	Present GM Position (and Effective Date)	Positions Held During the Past Five Years if Other than Present GM Position (and Effective Date)
Mary T. Barra (52)	Chief Executive Officer and Member of the Board of Directors (2014)
Executive Vice President, Global Product Development, Purchasing & Supply Chain (2013)
Senior Vice President, Global Product Development (2011)
Vice President, Global Human Resources (2009)
Vice President, Global Manufacturing Engineering (2008)

Daniel Ammann (41)	President (2014)
Executive Vice President & Chief Financial Officer (2013)
Senior Vice President & Chief Financial Officer (2011)
GM Vice President, Finance & Treasurer (2010)
Morgan Stanley - Managing Director and Head of Industrial Investment Banking (2004)

Jaime Ardila (58)	Executive Vice President & President, South America (2013)	Vice President & President, South America (2010) President and Managing Director of GM Mercosur (2007)
Alan S. Batey (50)	Executive Vice President & President, GM North America (2014)
Senior Vice President, Global Chevrolet and Brand Chief and U. S. Sales and Marketing (2013)
GM Vice President, U.S. Sales and Service, and Interim GM Chief Marketing Officer (2012)
Vice President, U.S. Chevrolet Sales and Service (2010)
Chairman & Managing Director, Holden, Ltd. (2009)
Executive Director, Sales, Marketing & Aftersales, Holden, Ltd. (2006)

James B. DeLuca (52)	Executive Vice President, Global Manufacturing (2014)
Vice President, Manufacturing, GM International Operations (2013)
Vice President, Quality, GM International Operations (2009)
Vice President, Quality, GM Asia Pacific and GM Daewoo Auto & Technology (2007)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Name and (Age)	Present GM Position (and Effective Date)	Positions Held During the Past Five Years if Other than Present GM Position (and Effective Date)
Stefan Jacoby (55)	Executive Vice President Consolidated International Operations (2013)	Volvo Car Corporation - Global Chief Executive Officer and President (2010) Volkswagen Group of America - Chief Executive Officer and President (2007)
Timothy E. Lee (63)(a)	Executive Vice President & Chairman, GM China, Inc. (2014)
Executive Vice President, Global Manufacturing & Chairman, GM China, Inc. (2013)
Executive Vice President, Global Manufacturing & President, International Operations (2013)
GM Vice President, Global Manufacturing & President, International Operations (2012)
GM Vice President & President, International Operations (2009)
Group Vice President, Global Manufacturing and Labor (2009)
GM North America Vice President, Manufacturing (2006)

Michael P. Millikin (65)	Executive Vice President & General Counsel (2013)	Senior Vice President & General Counsel (2011) GM Vice President & General Counsel (2009) Associate General Counsel (2005)
Karl-Thomas Neumann (52)	Executive Vice President & President, GM Europe & Chairman of the Management Board of Adam Opel AG (2013)
CEO, Adam Opel AG & President, GM Europe (2013)
Volkswagen Group China - Chief Executive Officer and President (2010)
Volkswagen Group - Executive Vice President, Electromobility (2009)
Continental AG - Chief Executive Officer & Chief Technology Officer, Division Powertrain and President, Division Chassis & Safety (2008)

Mark L. Reuss (50)	Executive Vice President, Global Product Development, Purchasing & Supply Chain (2014)
Executive Vice President & President, North America (2013)
GM Vice President & President, North America (2009)
GM Vice President, Global Vehicle Engineering (2009)
President & Managing Director, GM Holden, Ltd. (2008)

Charles K. Stevens, III (54)	Executive Vice President & Chief Financial Officer (2014)	Chief Financial Officer, GM North America (2010) Interim Chief Financial Officer, GM South America (2011) Executive Director, Finance, GM de Mexico (2008)
Matthew Tsien (53)	Executive Vice President & President, GM China, Inc. (2014)	GM Consolidated International Operations Vice President, Planning, Program Management, & Strategic Alliances China (2012) Executive Vice President, SAIC GM Wuling (2009)
Thomas Timko (45)	GM Vice President, Controller & Chief Accounting Officer (2013)	Applied Materials Inc. - Corporate Vice President, Chief Accounting Officer, and Corporate Controller (2010) Delphi Automotive Corporation - Chief Accounting Officer and Controller (2006)
__________

(a)	Retiring effective April 1, 2014.

There are no family relationships as defined in Item 401 of Regulation S-K between any of the officers named above and there is no arrangement or understanding between any of the officers named above and any other person pursuant to which he or she was selected as an officer. Each of the officers named above was elected by the Board of Directors or a committee of the Board of Directors to hold office until the next annual election of officers and until his or her successor is elected and qualified or until his or her earlier resignation or removal. The Board of Directors elects the officers immediately following each annual meeting of the stockholders and may appoint other officers between annual meetings.

Segment Reporting Data

Operating segment data and principal geographic area data for the years ended December 31, 2013, 2012 and 2011 are summarized in Note 25 to our consolidated financial statements.

Website Access to Our Reports

Our internet website address is www.gm.com. In addition to the information about us and our subsidiaries contained in this 2013 Form 10-K information about us can be found on our website including information on our corporate governance principles. Our website and information included in or linked to our website are not part of this 2013 Form 10-K.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our business is highly dependent on sales volume. There is no assurance that the global automobile market will not suffer a significant downturn.

Our business and financial results are highly sensitive to sales volume. A number of economic and market conditions drive changes in vehicle sales, including real estate values, levels of unemployment, the availability of credit, fluctuations in the cost of fuel and consumer confidence. We cannot predict future economic and market conditions with certainty and any change in economic and market conditions that negatively affects sales volumes could materially adversely affect our results of operations and financial condition.

Our ability to maintain profitability over the long-term is dependent upon our ability to introduce new and improved vehicle models that are able to attract a sufficient number of consumers.

Our ability to maintain profitability over the long-term depends on our ability to entice consumers to consider our products when purchasing a new vehicle. The automotive industry, particularly in the U.S., is very competitive with market participants routinely introducing new and improved vehicle models designed to meet consumer expectations, and in the past our competitors have been very successful in persuading customers that previously purchased our products to purchase their vehicles instead. Producing new and improved vehicle models on a basis competitive with the models introduced by our competitors and changing any negative perception, in light of Old GM's bankruptcy, will be critical to our long-term profitability. We will launch a substantial number of new vehicles in 2014. A successful launch of our new vehicles is critical to our short term profitability.

The pace of our development and introduction of new and improved vehicles depends on our ability to implement successfully improved technological innovations in design, engineering and manufacturing, which requires extensive capital investment. In some cases the technologies that we plan to employ, such as hydrogen fuel cells and advanced battery technology, are not yet commercially practical and depend on significant future technological advances by us and by our suppliers. There can be no assurance that our competitors and others pursuing similar technologies and other competing technologies will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage. If we are unable to achieve these goals, we may not be able to maintain profitability over the long-term.

Shortages of and volatility in the price of oil have caused and may have a material adverse effect on our business due to shifts in consumer vehicle demand.

Volatile oil prices in recent years have tended to cause a shift in consumer demand towards smaller, more fuel-efficient vehicles, which provide lower profit margins. Any increases in the price of oil in the U.S. or in our other markets or any sustained shortage of oil, including as a result of political instability in the Middle East, South America and African nations, could weaken the demand for our higher margin fullsize pick-up trucks and sport utility vehicles, which could reduce our market share in affected markets, decrease profitability and have a material adverse effect on our business.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our future competitiveness and ability to achieve long-term profitability depends on our ability to control our costs, which requires us to successfully implement restructuring initiatives throughout our automotive operations.

We are continuing to implement a number of cost reduction and productivity improvement initiatives in our automotive operations, including labor modifications and substantial restructuring initiatives. Our future competitiveness depends upon our continued success in implementing these initiatives throughout our automotive operations. While some of the elements of cost reduction are within our control, others such as interest rates or return on investments, which influence our expense for pensions, depend more on external factors, and there can be no assurance that such external factors will not materially adversely affect our ability to reduce our costs. Reducing costs may prove difficult due to our focus on increasing advertising and our belief that engineering expenses necessary to improve the performance, safety and customer satisfaction of our vehicles are likely to increase.

Our automotive manufacturing operations are dependent upon the continued ability of our suppliers to provide us with systems, components and parts and any disruption in our suppliers' operations could disrupt our production schedule and adversely affect our operations.

Our automotive operations are dependent upon the continued ability of our suppliers to deliver the systems, components and parts that we need to manufacture our products. Our use of “just-in-time” manufacturing processes results in our having minimal inventories of the systems, components and parts we need to conduct our automotive manufacturing operations. As a result our ability to maintain production is dependent upon the continued ability of our suppliers to deliver sufficient quantities of systems, components and parts at such times as allow us to meet our production schedules. In some instances we purchase systems, components, parts and supplies from a single source and may be at an increased risk for supply disruptions. Where we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of systems, components or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely and thus could adversely affect our financial results.

Increase in cost, disruption of supply or shortage of raw materials could materially harm our business.

We use various raw materials in our business including steel, non-ferrous metals such as aluminum and copper, and precious metals such as platinum and palladium. The prices for these raw materials fluctuate depending on market conditions. In recent years freight charges and raw material costs increased. Substantial increases in the prices for our raw materials increase our operating costs and could reduce our profitability if we cannot recoup the increased costs through increased vehicle prices. Some of these raw materials, such as corrosion-resistant steel, are only available from a limited number of suppliers. We cannot guarantee that we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials, which may be caused by a deterioration of our relationships with suppliers or by events such as labor strikes, could negatively affect our net revenues and profitability to a material extent.

We operate in a highly competitive industry that has excess manufacturing capacity and attempts by our competitors to sell more vehicles could have a significant negative effect on our vehicle pricing, market share and operating results.

The global automotive industry is highly competitive and overall manufacturing capacity in the industry exceeds demand. Many manufacturers have relatively high fixed labor costs as well as significant limitations on their ability to close facilities and reduce fixed costs. Our competitors may respond to these relatively high fixed costs by attempting to sell more vehicles by adding vehicle enhancements, providing subsidized financing or leasing programs, offering option package discounts or other marketing incentives, or reducing vehicle prices in certain markets. Manufacturers in lower cost countries such as China and India have emerged as competitors in key emerging markets and announced their intention of exporting their products to established markets as a bargain alternative to entry-level automobiles. These actions have had, and are expected to continue to have, a significant negative effect on our vehicle pricing, market share and operating results, and present a significant risk to our ability to enhance our revenue per vehicle.

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

In 2013 the European automotive industry continued to be severely affected by the ongoing sovereign debt crisis, high unemployment and a lack of consumer confidence coupled with overcapacity.

In response we are executing various actions to strengthen our European operations and increase our competitiveness. The key areas of the plan include:

•	investments in our product portfolio;

•	a revised brand strategy;

•	significant management changes;

•	reducing material, development and production costs; and

•	leveraging synergies from the alliance between us and Peugeot S.A. (PSA).

Notwithstanding the above we believe it is likely that adverse economic conditions and their effect on the European automotive industry will not improve significantly in the short-term and we expect to continue to incur losses in the region as a result. In addition the success of our plan will depend on a combination of our ability to execute the actions contemplated, as well as external factors, which are outside of our control. Our inability to successfully restructure our European operations and implement our plan could have a material adverse effect on our results of operations and financial condition.

Our defined benefit pension plans are currently underfunded and our pension funding requirements could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, declining interest rates and investments that do not achieve adequate returns.

Our employee benefit plans currently hold a significant amount of equity and fixed income securities. A detailed description of the investment funds and strategies is disclosed in Note 15 to our consolidated financial statements, which also describes significant concentrations of risk to the plan investments.

There are additional risks due to the complexity and magnitude of our investments. Examples include implementation of significant changes in investment policy, insufficient market capacity to absorb a particular investment strategy or high volume transactions and the inability to quickly rebalance illiquid and long-term investments.

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

Factors which affect future funding requirements for our U.S. defined benefit plans generally affect the required funding for non-U.S. plans. Certain plans outside the U.S. do not have assets and therefore the obligation is funded as benefits are paid. If local legal authorities increase the minimum funding requirements for our pension plans outside the U.S., we could be required to contribute more funds, which would negatively affect our cash flow.

We rely on GM Financial to provide financial services to our dealers and customers in a majority of the markets in which we sell vehicles. GM Financial faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations and its ability to provide leasing, prime and sub-prime financing to consumers and commercial lending to our dealers to support additional sales of our vehicles.

In North America GM Financial supports additional consumer leasing of our vehicles and additional sales of our vehicles to consumers requiring sub-prime vehicle financing as well as providing commercial lending to our dealers. In Europe and South America we rely on GM Financial to support additional consumer leasing of our vehicles and additional sales of our vehicles to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

prime consumers as well as providing commercial lending to our dealers. GM Financial is subject to various risks that could negatively affect its business, operations and access to capital and therefore its ability to provide leasing, prime and sub-prime financing options at competitive rates to consumers of our vehicles and commercial lending to our dealers. Because we rely on GM Financial to serve as an additional source of leasing, prime and sub-prime financing options for consumers and commercial lending to our dealers, any impairment of GM Financial's ability to provide such financial services would negatively affect our efforts to expand our market penetration among consumers who rely on these financial services to acquire new vehicles and dealers who seek financing. The factors that could adversely affect GM Financial's business and operations and impair its ability to provide financing services at competitive rates include:

•	The ability to close the acquisition of GMAC-SAIC and integrate the acquired Ally Financial international operations into its business successfully;

•	The availability of borrowings under its credit facilities to fund its consumer and dealer finance activities pending securitization;

•
Its ability to transfer finance receivables and leases to securitization trusts and sell securities in the asset-backed securities market to generate cash proceeds to repay its credit facilities and fund additional finance receivables and leases;

•	The performance of loans and leases in its portfolio, which could be materially affected by delinquencies, defaults or prepayments;

•	Wholesale auction values of used vehicles;

•	Higher than expected vehicle return rates and the residual value performance on vehicles GM Financial leases; and

•	Fluctuations in interest rates and currencies.

The above factors, alone or in combination, could negatively affect GM Financial's business and operations or its ability to provide leasing, prime and sub-prime financing options to consumers to support additional sales of our vehicles and dealer financing.

Our planned investment in new technology in the future is significant and may not be funded at anticipated levels and, even if funded at anticipated levels, may not result in successful vehicle applications.

We intend to invest significant capital resources to support our products and to develop new technology. In addition we plan to invest heavily in alternative fuel and advanced propulsion technologies between 2014 and 2015, largely to support our planned expansion of hybrid and electric vehicles. Moreover if our future operations do not provide us with the cash flow we anticipate, we may be forced to reduce, delay or cancel our planned investments in new technology.

In some cases the technologies that we plan to employ, such as hydrogen fuel cells and advanced battery technology, are not yet commercially practical and depend on significant future technological advances by us and by suppliers. There can be no assurance that these advances will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate or that we will be able to establish our right to these technologies. However our competitors and others are pursuing similar technologies and other competing technologies and there can be no assurance that they will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage.

Security breaches and other disruptions to our information technology networks and systems could interfere with our operations and could compromise the confidentiality of our proprietary information.

We rely upon information technology networks and systems, some of which are managed by third-parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain management, manufacturing, invoicing and collection of payments from our dealer network and from customers of GM Financial. Additionally we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our dealers and suppliers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information, is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and systems may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors or malfeasance by employees, contractors and others who have access to our

GENERAL MOTORS COMPANY AND SUBSIDIARIES

networks and systems, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and reduce the competitive advantage we hope to derive from our investment in advanced technologies. Our insurance coverage may not be adequate to cover all the costs related to significant security attacks or disruptions resulting from such attacks.

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

In the U.S. vehicle fuel economy and greenhouse gas emissions are regulated under a harmonized national program administered by the NHTSA and the EPA. The agencies have set coordinated fuel economy and greenhouse emission standards through the 2025 model year for light duty vehicles and through the 2018 model year for heavy duty trucks. California, which has set its own greenhouse gas emission standards through its AB 1493 Rules, has agreed to accept compliance with the national program as compliance with its state program.

We are committed to meeting or exceeding these U.S. regulatory requirements, and our product plan of record projects compliance with the anticipated national program through the 2021 model year. The standards for the 2022 through 2025 model years may be adjusted as a result of a mid-term review by the agencies. Therefore we believe it is premature to project compliance with possible standards for those years. We expect that to comply with these standards we will be required to sell a significant volume of hybrid electric vehicles, as well as implement new technologies for conventional internal combustion engines, all at increased cost levels. There is no assurance that we will be able to produce and sell vehicles that use such technologies on a profitable basis, or that our customers will purchase such vehicles in the quantities necessary for us to comply with these regulatory programs.

The EU passed legislation, effective in April 2009, that began regulating vehicle CO2 emissions in 2012. The legislation sets a target of a fleet average of 95 grams per kilometer for 2020, with the requirements for each manufacturer based on the weight of the vehicles it sells. Additional measures have been proposed or adopted in Europe to regulate features such as tire rolling resistance, vehicle air conditioners, tire pressure monitors, gear shift indicators and others. At the national level 17 EU Member States have adopted some form of fuel consumption or carbon dioxide-based vehicle taxation system, which could result in specific market requirements for us to introduce technology earlier than is required for compliance with the EU emissions standards.

Other governments around the world, such as Canada, China, Brazil, Mexico and South Korea are also creating or have new policies to address these same issues. As in the U.S. these government policies could significantly affect our plans for product development. Due to these regulations we could be subject to sizable civil penalties or have to restrict product offerings drastically to remain in compliance. The regulations will result in substantial costs, which could be difficult to pass through to our customers, and could result in limits on the types of vehicles we sell and where we sell them, which could affect our operations, including facility closings, reduced employment, increased costs and loss of revenue.

A significant amount of our operations are conducted by joint ventures that we cannot operate solely for our benefit.

Many of our operations, particularly in emerging markets, are carried out by joint ventures such as SGM. In joint ventures we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities, or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures we are required to foster our relationships with our co-owners as well as promote the overall success of the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture may be materially adversely affected. The benefits

GENERAL MOTORS COMPANY AND SUBSIDIARIES

from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.

Our business in China is subject to aggressive competition and is sensitive to economic and market conditions.

Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. In addition our business in China is sensitive to economic and market conditions that drive sales volume in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.

We could be materially adversely affected by changes or imbalances in foreign currency exchange rates and interest rates.

Given the nature of the automotive industry and global spread of our business, we have significant exposures to risks related to changes in foreign currency exchange rates and interest rates, which can have material adverse effects on our business. In preparing the consolidated financial statements we translate our revenues and expenses outside the U.S. into U.S. Dollars using the average foreign currency exchange rate for the period and the assets and liabilities using the foreign currency exchange rate at the balance sheet date. As a result foreign currency fluctuations and the associated translations could have a material adverse effect on our results of operations and financial condition.

Our businesses outside the U.S. expose us to additional risks that may materially adversely affect our business.

The majority of our vehicles are sold outside the U.S. We are pursuing growth opportunities for our business in a variety of business environments outside the U.S. Operating in a large number of different regions and countries exposes us to political, economic and other risks as well as multiple foreign regulatory requirements that are subject to change, including:

•	Economic downturns in foreign countries or geographic regions where we have significant operations, such as China;

•
Economic tensions between governments and changes in international trade and investment policies, including imposing restrictions on the repatriation of dividends, especially between the U.S. and China;

•	Foreign regulations restricting our ability to sell our products in those countries;

•	Differing local product preferences and product requirements, including fuel economy, vehicle emissions and safety;

•	Liabilities resulting from U.S. and foreign laws and regulations, including those related to the Foreign Corrupt Practices Act and certain other anti-corruption laws;

•	Differing labor regulations and union relationships;

•	Consequences from changes in tax laws;

•	Difficulties in obtaining financing in foreign countries for local operations; and

•	Political and economic instability, natural calamities, war and terrorism.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

From time to time we recall our products to address performance, compliance or safety-related issues. The costs we incur in connection with these recalls typically include the cost of the part being replaced and labor to remove and replace the defective part. In addition product recalls can harm our reputation and cause us to lose customers, particularly if those recalls cause consumers to question the safety or reliability of our products. Any costs incurred or lost sales caused by future product recalls could materially adversely affect our business. Conversely not issuing a recall or not issuing a recall on a timely basis can harm our reputation and cause us to lose customers for the same reasons as expressed above.

*  *  *  *  *  *  *

Item 1B. Unresolved Staff Comments

None
*  *  *  *  *  *  *
Item 2. Properties

At December 31, 2013 we had 104 locations in 25 states and 81 cities or towns in the U.S. excluding our automotive financing operations and dealerships. Of these locations 40 are manufacturing facilities, of which 12 are engaged in the final assembly of our vehicles, other manufactured automotive components and power products. Of the remaining locations 24 are customer care and aftersales operations primarily responsible for distribution and warehouse functions and the remainder are offices or facilities primarily involved in engineering and testing vehicles. Leased properties are primarily composed of warehouses and administration, engineering and sales offices.

We have 16 locations in Canada and we have assembly, manufacturing, distribution, office or warehousing operations in 59 other countries, including equity interests in associated companies which perform assembly, manufacturing or distribution operations. The major facilities outside the U.S. and Canada, which are principally vehicle manufacturing and assembly operations, are located in:

• Argentina	• Colombia	• Indonesia	• South Africa	• Uzbekistan
• Australia	• Ecuador	• Kenya	• South Korea	• Venezuela
• Brazil	• Egypt	• Mexico	• Spain	• Vietnam
• Chile	• Germany	• Poland	• Thailand
• China	• India	• Russia	• United Kingdom

We, our subsidiaries, or associated companies in which we own an equity interest, own most of the above facilities.

GM Financial's automotive financing and leasing operations lease facilities for administration and regional credit centers. GM Financial has 20 facilities located in 15 states and 20 cities or towns in the U.S. Of these facilities, three are collections centers, 14 are regional credit centers and the remaining facilities are administrative offices. GM Financial has three facilities located in Canada including one collection center and 26 facilities in European and Latin American countries. The major facilities outside the U.S. and Canada are located in the United Kingdom and Brazil.

Our properties include facilities which, in our opinion, are suitable and adequate for the manufacture, assembly and distribution of our products.

*  *  *  *  *  *  *

Item 3. Legal Proceedings

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following section summarizes material pending legal proceedings to which the Company is a party, other than ordinary routine litigation incidental to the business. We and the other defendants affiliated with us intend to defend all of the following actions vigorously.

GMCL Dealers' Claim

General Motors of Canada Limited (GMCL) is defending a class action asserted on behalf of over 200 former GMCL dealers (the Plaintiff Dealers) which entered into wind-down agreements with GMCL in May 2009 asserting various claims related to those agreements. On March 1, 2011 the Ontario Superior Court of Justice approved certification of a class for the purpose of deciding a number of specifically defined issues including: (1) whether GMCL breached its obligation of “good faith” in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). A number of former dealers have opted out of participation in the litigation, leaving 181 dealers in the certified class. The parties are currently conducting discovery. Trial of the class issues is scheduled to occur in the third quarter of 2014.

UAW Claim

On April 6, 2010 the UAW filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached our obligation to contribute $450 million to the UAW Retiree Medical Benefits Trust (New VEBA). The UAW alleges that we were contractually required to make this contribution pursuant to the UAW-Delphi-GM Memorandum of Understanding Delphi Restructuring dated June 22, 2007. We believe this claim is without merit. On December 10, 2013 the court granted our motion for summary judgment and dismissed the claims asserted by the UAW, holding that the relevant agreement is unambiguous and does not require the payment sought. The UAW has appealed.

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) issued a decision affirming a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court) and initiated a constitutional challenge to the adverse interpretation of the relevant statute. In December 2013 the Supreme Court rendered a decision in a case involving another company not affiliated with us which addressed many of the issues presented in the cases pending against GM Korea and resolved many of them in a manner which we believe is favorable to GM Korea. In particular, while the Supreme Court held that fixed bonuses should be included in the calculation of Ordinary Wages, it also held that claims for retroactive application of this rule would be barred under certain circumstances. We believe the Supreme Court’s reasoning is applicable to GM Korea, even though GM Korea’s case remains pending before the Supreme Court. Accordingly we have eliminated the accrual associated with these cases.

Inventory Management Securities Class Action

On June 29, 2012 a putative securities class action was filed against us and a number of our past and current officers and directors in the United States District Court for the Southern District of New York (George G. Scott v. General Motors Company et al). Purporting to sue on behalf of owners of common stock deriving from our 2010 initial public offering, plaintiff asserts non-fraud prospectus based liability claims under various federal securities statutes alleging that the Company has made false statements about its vehicle inventory controls and production decisions, particularly with respect to fullsize trucks. The plaintiff's complaint requests compensatory damages, rescission and litigation costs, fees and disbursements. On November 21, 2012 the court appointed the Teamster's Local 710 Pension Fund as lead plaintiff in the matter. On February 1, 2013 the plaintiff filed an amended complaint.

Saab Automobile AB Related Litigation

On August 6, 2012 Saab Automobile AB and Spyker N.V. filed a complaint in the United States District Court for the Eastern District of Michigan alleging that GM tortuously interfered with their efforts to secure an investment in Saab Automobile AB from

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Zhejiang Youngman Lotus Automobile Co., Ltd and its affiliates by making public statements in December of 2011 to the effect that we did not favor the proposed transaction. The complaint alleges that absent the challenged statements, Saab Automobile AB would have successfully avoided liquidation and seeks damages of not less than $3.0 billion representing the projected value of Saab Automobile AB through 2016 plus pre- and post-judgment interest, special, punitive and other allowable damages and plaintiffs' reasonable attorneys' fees and costs. On June 18, 2013 the court granted GM’s motion to dismiss the case on multiple alternative grounds. Saab Automobile AB and Spyker N.V. have appealed.

*  *  *  *  *  *  *

Item 4. Mine Safety Disclosures

Not applicable
*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock have been publicly traded since November 18, 2010 when our common stock was listed and began trading on the New York Stock Exchange and the Toronto Stock Exchange. The following table summarizes the quarterly price ranges of our common stock based on high and low prices from intraday trades on the New York Stock Exchange, the principal market in which the stock is traded:

	Years Ended December 31,
	2013		2012
	High	Low	High	Low
Quarter
First	$30.68	$26.19	$27.68	$20.75
Second	$35.49	$27.11	$27.03	$19.24
Third	$37.97	$33.41	$25.15	$18.72
Fourth	$41.85	$33.92	$28.90	$22.67

Holders

At January 30, 2014 we had a total of 1.6 billion issued and outstanding shares of common stock held by 403 holders of record.

Dividends

So long as any share of our Series A Preferred Stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our Series A Preferred Stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. Our secured revolving credit facilities contain certain restrictions on our ability to pay dividends on our common stock, subject to exceptions, such as dividends payable solely in shares of our common stock. At December 31, 2013 there were no dividends in arrears on our Series A Preferred Stock.

Since our formation, we had not paid any dividends on our common stock through the year ended December 31, 2013. In January 2014 our Board of Directors declared a dividend on common stock in the amount of $0.30 per share payable in March 2014. It is anticipated that dividends on our common stock will be declared and paid quarterly subsequent to the initial dividend declaration. However our payment of dividends in the future, if any, will be determined by our Board of Directors and will be paid out of funds legally available for that purpose. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, the covenants in our secured revolving credit facilities and other factors.

Issuer Purchases of Equity Securities

Purchases of Equity Securities for Cash

No shares of common stock were purchased for cash in each of the three months ended December 31, 2013.

Other Purchases of Equity Securities

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
October 1, 2013 through October 31, 2013	1,833,227	$36.50	N/A	N/A
November 1, 2013 through November 30, 2013	33,732	$36.34	N/A	N/A
December 1, 2013 through December 31, 2013	1,989	$39.12	N/A	N/A
Total	1,868,948	$36.50

GENERAL MOTORS COMPANY AND SUBSIDIARIES

_________
N/A = not applicable

(a)
Represents shares of common stock delivered by employees or directors back to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units and Restricted Stock Awards relating to compensation plans and shares of common stock retained by us for the payment of exercise price upon the exercise of warrants. Refer to Note 23 to our consolidated financial statements for additional details on employee stock incentive plans and Note 21 to our consolidated financial statements for additional details on warrants issued.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Selected Financial Data

Pursuant to the agreement with the SEC, as described in a no-action letter issued to Old GM by the SEC Staff on July 9, 2009 regarding our filing requirements, the selected financial data below includes the selected financial data of Old GM as it is the Predecessor entity solely for accounting and financial reporting purposes. At July 10, 2009 we applied fresh-start reporting following the guidance in Accounting Standards Codification (ASC) 852, “Reorganizations". The consolidated financial statements for the periods ended on or before July 9, 2009 do not include the effect of any changes in the fair value of assets or liabilities as a result of the application of fresh-start reporting. Our financial information at and for any period after July 10, 2009 is not comparable to Old GM's financial information. Selected financial data is summarized in the following table (dollars in millions except per share amounts):

	Successor					Predecessor
	Years Ended December 31,				July 10, 2009 Through December 31, 2009	January 1, 2009 Through July 9, 2009
	2013	2012	2011	2010
Income Statement Data:
Total net sales and revenue(a)	$155,427	$152,256	$150,276	$135,592	$57,474	$47,115
Reorganization gains, net(b)	$—	$—	$—	$—	$—	$128,155
Income (loss) from continuing operations	$5,331	$6,136	$9,287	$6,503	$(3,786)	$109,003
Net (income) loss attributable to noncontrolling interests	15	52	(97)	(331)	(511)	115
Net income (loss) attributable to stockholders(c)	$5,346	$6,188	$9,190	$6,172	$(4,297)	$109,118
Net income (loss) attributable to common stockholders	$3,770	$4,859	$7,585	$4,668	$(4,428)	$109,118
Basic earnings (loss) per common share(d)	$2.71	$3.10	$4.94	$3.11	$(3.58)	$178.63
Diluted earnings (loss) per common share(d)	$2.38	$2.92	$4.58	$2.89	$(3.58)	$178.55
Balance Sheet Data (as of period end):
Total assets(a)	$166,344	$149,422	$144,603	$138,898	$136,295
Automotive notes and loans payable(e)	$7,137	$5,172	$5,295	$4,630	$15,783
GM Financial notes and loans payable(a)	$29,046	$10,878	$8,538	$7,032
Series A Preferred Stock(f)	$3,109	$5,536	$5,536	$5,536	$6,998
Series B Preferred Stock(g)	$—	$4,855	$4,855	$4,855
Equity(h)	$43,174	$37,000	$38,991	$37,159	$21,957
_________

(a)	GM Financial was consolidated effective October 1, 2010. GM Financial acquired Ally Financial's international operations in Europe and Latin America in the year ended December 31, 2013.

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

(d)
In the years ended December 31, 2012 and 2011 we used the two-class method for calculating earnings per share as the Series B Preferred Stock was a participating security due to the applicable market value of our common stock being below $33.00 per common share. Refer to Note 22 to our consolidated financial statements for additional detail.

(e)	In December 2010 GM Korea terminated its $1.2 billion credit facility following the repayment of the remaining $1.0 billion under the facility.

(f)	In September 2013 we purchased 120 million shares of our Series A Preferred Stock held by the New VEBA for $3.2 billion. In December 2010 we purchased 84 million shares from the UST for $2.1 billion.

(g)
In December 2013 all of our Series B Preferred Stock automatically converted into 137 million shares of our common stock. Our Series B Preferred Stock was issued in a public offering in November and December 2010.

(h)
In December 2012 we purchased 200 million shares of our common stock for a total of $5.5 billion, which directly reduced shareholder's equity by $5.1 billion and we recorded a charge to earnings of $0.4 billion. Our Series A Preferred Stock was reclassified from temporary equity to permanent equity in the year ended December 31, 2010.

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

In the three months ended March 31, 2013 we changed our managerial and financial reporting structure to measure our reportable segments revenue and profitability based on the geographic area in which we sell vehicles to third party customers. We have retrospectively revised the segment presentation for all periods presented. Refer to Note 25 to our consolidated financial statements for additional information on this change.

Overview

Automotive

Our vision is to design, build and sell the world’s best vehicles. The primary elements of our strategy to achieve this vision are to:

•	Deliver a product portfolio of the world’s best vehicles that includes cars, crossovers and trucks, allowing us to maximize sales under any market condition;

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

GMNA

GMNA has sales, manufacturing and distribution operations in the U.S., Canada and Mexico and sales and distribution operations in Central America and the Caribbean. GMNA represented 51.1% of our wholesale vehicle sales volume in 2013 and we had the largest market share, based upon retail vehicle sales, in North America at 16.9%. We grew our retail market share in all four brands as compared to 2012. Our market share growth was driven in part by the success of several product launches during the year, most notably the Corvette Stingray, Chevrolet Impala, Cadillac CTS and the all-new Chevrolet Silverado and GMC Sierra full-size trucks. Our products in the region continued to receive recognitions of excellence including the most initial quality awards as determined by JD Power and Associates as compared to any other automotive manufacturer in 2013.

GME

GME has sales, manufacturing and distribution operations across Western and Central Europe. GME's wholesale vehicle sales volume, which in addition to Western and Central Europe, includes Eastern Europe (including Russia and the other members of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

the Commonwealth of Independent States among others) represented 16.3% of our wholesale vehicle sales volume in 2013. In 2013 we estimate we had the number four market share, based upon retail vehicle sales, in Europe at 8.3%. GMIO distributed Chevrolet brand vehicles in Europe. These vehicles are reported within market share for Europe, but wholesale vehicle sales volume is recorded by GMIO. Our European operations continue to show signs of improvement underscored by our first Opel and Vauxhall market share increase in 14 years. This market share increase was partially driven by the successful launches of the Opel Mokka, ADAM and Cascada during 2013. Our focus on successfully executing product launches and containing costs has in part contributed to significant year-over-year reduction in EBIT (loss)-adjusted.

In an effort to rationalize our manufacturing footprint in GME, we reached agreement with the labor union in Germany to terminate all vehicle and transmission production at our Bochum, Germany facility by the end of 2014. Affected employees will be eligible for a voluntary restructuring separation program. Restructuring charges will be recorded primarily through 2014. Refer to Note 19 to our consolidated financial statements for additional information.

GMIO

GMIO has sales, manufacturing and distribution operations in Asia/Pacific, the Middle East, Africa and Eastern Europe (including Russia and the other members of the Commonwealth of Independent States among others). GMIO represented 16.2% of our wholesale vehicle sales volume in 2013. The Asia/Pacific, Middle East and Africa region is our largest region by retail vehicle sales volume and represented 40.0% of our global retail vehicle sales volume in 2013. In 2013 we estimate we had the number two market share, based upon retail vehicle sales, in Asia/Pacific, Middle East and Africa at 9.5%. In 2013 we had market share of 14.3% in China. GMIO records the wholesale unit volume and financial results of Chevrolet brand vehicles that it distributes and sells in Europe. Our international operations' results were highlighted by our continued strength in China where we sold over 3 million vehicles. Our strength in the market was in part driven by the successful launches of the new Cadillac XTS, the refreshed Buick LaCrosse and Regal and certain Wuling branded vehicles, as well as continued strong sales of the Buick Encore and Buick Excelle. Our Buick brand continues to be our strongest brand in China with 810,000 vehicles sold in 2013 an increase of 16% from the prior year. In addition we have been making investments in our Cadillac brand in China which included a new assembly plant in Shanghai.

We are addressing many of the challenges in our GMIO operations and have performed strategic assessments on the performance and the manner in which we operate in certain countries. While we are continuing our strategic assessments we announced plans to discontinue offering mainstream Chevrolet vehicles in Europe in 2015 and recorded asset impairment and restructuring charges; announced plans to cease manufacturing at GM Holden Ltd., our subsidiary in Australia (Holden), and recorded asset impairment and restructuring charges; recorded asset impairment charges at GM India; and impaired our remaining goodwill in GMIO. Refer to the "GM International Operations" section of MD&A and Notes 9, 10 and 19 to our consolidated financial statements for additional information.

Our GM Korea subsidiary has continuing litigation with more than 10,000 current and former employees over the definition of ordinary wages. As a result of the recent Supreme Court of the Republic of Korea’s favorable decision on a very similar wage litigation case involving another company we now believe an unfavorable outcome on our case given the new precedent is no longer probable and we reversed certain accruals for our cases. Refer to Note 17 to our consolidated financial statements for additional information.

GMSA

GMSA has sales, manufacturing, distribution and/or financing operations in Brazil, Argentina, Colombia, Ecuador and Venezuela as well as sales and distribution operations in Bolivia, Chile, Paraguay, Peru and Uruguay. GMSA represented 16.4% of our wholesale vehicle sales volume in 2013. In 2013 GMSA derived 63.5% of its wholesale vehicle sales volume from Brazil. In 2013 we estimate we had the number one market share, based upon retail vehicle sales, in South America at 17.5% and the number three market share, based upon retail vehicle sales, in Brazil at 17.3%. Despite foreign currency pressures and challenging political environments across the region, our South American operations experienced continued profitability in 2013 that was driven in part by successful product launches including the Chevrolet Onix, Prisma and Tracker. We have further addressed our cost structure through restructuring efforts and multi-year labor agreements in Brazil.

Our Venezuelan operations highlight some of the foreign currency and political pressures. In 2013 the Venezuelan government announced a change in the official fixed exchange rate which resulted in devaluation charges during the year. In addition to currency controls already in place, the Venezuelan government announced pricing controls that, taken with other initiatives, require us to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

closely monitor and consider our ability to manage and control our Venezuelan subsidiaries. Refer to the "GM South America" section of MD&A for additional information.

Corporate

We continue to focus on strengthening our balance sheet. Initiatives during 2013 included lowering our cost of capital and increased financial flexibility by issuing $4.5 billion in aggregate principal amount of senior unsecured notes. We used proceeds from the issuance to prepay notes issued to the Canadian Health Care Trust (HCT) and to purchase 120 million shares of our Series A Preferred Stock from the New VEBA. Refer to Notes 14 and 21 to our consolidated financial statements for additional information.

As part of an effort to release capital from non-core assets and further enhance our financial flexibility we sold our common equity ownership in Ally Financial and our seven percent equity interest in PSA held by GME. Refer to Notes 5 and 12 to our consolidated financial statements for additional information.

The United States Treasury divested its remaining ownership stake in our common stock. Also, all of our shares of Series B Preferred Stock mandatorily converted into 137 million shares of our common stock and will result in future annual cash preferred stock dividend savings. Refer to Note 21 to our consolidated financial statements for additional information.

Through ongoing discussions with taxing authorities we remeasured an uncertain tax position resulting in a tax benefit that will reduce future cash taxes.

Our collective actions during 2013 have helped us achieve investment grade status with a rating agency and we were added to the Standard & Poor's (S&P) 500.

Automotive Outlook

We anticipate the 2014 global automotive industry to be up approximately 2% over 2013 or about 85 million vehicles. For 2014 we expect our biggest challenges will be associated with unfavorable foreign currency pressures and planned global restructuring charges of up to $1.1 billion. However we expect to substantially offset these challenges with favorable pricing and by leveraging our continued strength in North America and China. We continue to progress toward our target of mid- to high-single digit margins for mid-decade and expect our 2014 EBIT-adjusted margins to be comparable to 2013. We are also committed to returning capital to our common stockholders and in January 2014 our Board of Directors declared a dividend on common stock in the amount of $0.30 per share payable in March 2014.

Automotive Financing - GM Financial

GM Financial purchases automobile finance contracts originated by GM and non-GM franchised and select independent dealers in connection with the sale of used and new automobiles. GM Financial also offers a lease financing product for new GM vehicles and a commercial lending program for GM-franchised dealerships. GM Financial's lending products in North America are primarily offered to consumers who typically are unable to obtain financing from traditional sources such as banks and credit unions. GM Financial utilizes a proprietary credit scoring system to differentiate credit applications and to statistically rank-order credit risk in terms of expected default rates, which enables it to evaluate credit applications for approval and tailor loan and lease pricing and structure. GM Financial services its loan and lease portfolios at regional centers using automated servicing and collection systems. Funding for our auto finance activities is primarily obtained through the utilization of our credit facilities and through securitization transactions.

In November 2012 GM Financial entered into agreements with Ally Financial to acquire Ally Financial's automotive finance and financial services businesses in Europe and Latin America and Ally Financial's equity interest in GMAC-SAIC that conducts automotive finance and financial services operations in China. The acquisitions will allow GM Financial to support our dealers in markets comprising approximately 80% of our global sales. In the year ended December 31, 2013 GM Financial completed the acquisitions of the operations in Europe and Latin America for $3.3 billion. GM Financial's acquisition of Ally Financial's equity interest in GMAC-SAIC is subject to certain regulatory and other approvals and is expected to close in 2014 for approximately $0.9 billion. Refer to Note 3 to our consolidated financial statements for additional information on these acquisitions.

Consolidated Results

Total Net Sales and Revenue

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(Dollars in Millions)

	Years Ended December 31,		Year Ended 2013 vs. 2012 Change		Variance Due To
	2013	2012	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Automotive	$152,092	$150,295	$1,797	1.2%	$(0.2)	$1.7	$2.2	$(1.9)	$1.8
GM Financial	3,335	1,961	1,374	70.1%	—	—	—	1.4	1.4
Total net sales and revenue	$155,427	$152,256	$3,171	2.1%	$(0.2)	$1.7	$2.2	$(0.5)	$3.2

	Years Ended December 31,		Year Ended 2012 vs. 2011 Change		Variance Due To
	2012	2011	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Automotive	$150,295	$148,866	$1,429	1.0%	$2.1	$3.0	$1.6	$(5.3)	$1.4
GM Financial	1,961	1,410	551	39.1%	—	—	—	0.6	0.6
Total net sales and revenue	$152,256	$150,276	$1,980	1.3%	$2.1	$3.0	$1.6	$(4.7)	$2.0

In the year ended December 31, 2013 Automotive Total net sales and revenue increased due primarily to: (1) favorable vehicle pricing effect due primarily to GMNA of $1.9 billion; (2) favorable vehicle mix due primarily to GMNA of $1.3 billion and GMSA of $0.6 billion; partially offset by (3) Other of $1.9 billion due primarily to unfavorable net foreign currency effect of $2.3 billion due from the weakening of the Brazilian Real, Argentinian Peso and Venezuela Bolivar Fuerte against the U.S. Dollar; partially offset by increased other revenue of $0.4 billion due primarily to increases in OnStar and parts and accessories revenue; and (4) decreased wholesale volumes.

In the year ended December 31, 2013 GM Financial Total sales and revenue increased due primarily to: (1) increased finance charge income of $1.0 billion due to growth in the portfolio resulting from the acquisition of Ally Financial’s international operations and increased originations; and (2) increased leased vehicle income of $0.3 billion due to the increased size of the leased asset portfolio.

In the year ended December 31, 2012 Automotive Total net sales and revenue increased due primarily to: (1) favorable vehicle mix due primarily to GMSA of $1.6 billion, GMNA of $0.7 billion and GME of $0.4 billion; (2) increased wholesale volumes due primarily to GMNA of $3.8 billion and GMIO of $1.4 billion; partially offset by decreases in GME of $2.4 billion and GMSA of $0.6 billion; (3) favorable vehicle pricing effect due primarily to GMIO of $0.8 billion, GMNA of $0.5 billion and GMSA of $0.5 billion; partially offset by (4) Other of $5.3 billion due primarily to unfavorable net foreign currency effect of $3.7 billion due primarily to the weakening of the Brazilian Real, Euro, Korean Won, Argentinian Peso and South African Zar against the U.S. Dollar; decreased revenues from powertrain and parts sales of $0.7 billion due to decreased volumes; reduction in favorable lease residual adjustments of $0.5 billion; decreased revenues from rental car leases of $0.2 billion; and decreased revenues due to the deconsolidation of VM Motori (VMM) in June 2011 of $0.1 billion.

In the year ended December 31, 2012 GM Financial Total sales and revenue increased due primarily to: (1) increased finance charge income of $0.3 billion, due to a larger portfolio; and (2) increased leased vehicles income of $0.2 billion due to the increased size of the leased asset portfolio.

Automotive Cost of Sales

	Years Ended December 31,		Year Ended 2013 vs. 2012 Change		Variance Due To
	2013	2012	Favorable/ (Unfavorable)%		Volume	Mix	Other	Total
	(Dollars in millions)				(Dollars in billions)
Automotive cost of sales	$134,925	$140,236	$5,311	3.8%	$0.3	$(2.3)	$7.3	$5.3
Automotive gross margin	$17,167	$10,059	$7,108	70.7%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,		Year Ended 2012 vs. 2011 Change		Variance Due To
	2012	2011	Favorable/ (Unfavorable)%		Volume	Mix	Other	Total
	(Dollars in millions)				(Dollars in billions)
Automotive cost of sales	$140,236	$130,386	$(9,850)	(7.6)%	$(0.9)	$(3.8)	$(5.2)	$(9.9)
Automotive gross margin	$10,059	$18,480	$(8,421)	(45.6)%

The most significant element of our Automotive cost of sales is material cost which makes up approximately two-thirds of the total amount excluding adjustments. The remaining portion includes labor costs, depreciation and amortization, engineering, and policy, product warranty and recall campaigns.

In the year ended December 31, 2013 Automotive cost of sales decreased due primarily to: (1) Other of $7.3 billion due to decreased impairment charges of $2.8 billion for long-lived assets and intangible assets; decreased pension settlement losses of $2.5 billion; the favorable effect of $1.3 billion resulting from the reversal of the Korea wage litigation accrual in 2013 compared to accruals related to the litigation in 2012; favorable net foreign currency effect of $0.9 billion due primarily to the weakening of the Brazilian Real against the U.S. Dollar; and reduction in unfavorable warranty and policy adjustments of $0.7 billion; partially offset by increased material and freight costs of $0.4 billion; increased costs of $0.2 billion related to parts and accessories sales; and net increased manufacturing expenses of $0.1 billion due primarily to new launch costs offset by reduced depreciation and amortization; (2) decreased costs related to decreased wholesale volumes; partially offset by (3) unfavorable vehicle mix due primarily to GMNA of $1.3 billion, GMSA of $0.4 billion and GMIO of $0.4 billion.

In the year ended December 31, 2012 Automotive cost of sales increased due primarily to: (1) Other of $5.2 billion due primarily to increased employee costs of $4.1 billion including increased pension settlement losses and decreased net pension and other postretirement benefits (OPEB) income and separation costs; impairment charges of $3.7 billion for long-lived assets and intangible assets; increased manufacturing expense of $1.4 billion due to new launches; increased policy and product warranty expense of $0.2 billion; partially offset by favorable net foreign currency effect of $3.3 billion due primarily to the weakening of the Brazilian Real, Euro, Korean Won, Argentinian Peso and South African Zar against the U.S. Dollar; decreased engineering expense of $0.5 billion; decreased costs of $0.3 billion related to powertrain and parts sales; and decreased costs of $0.1 billion due to the deconsolidation of VMM in June 2011; (2) unfavorable vehicle mix due primarily to GMNA of $1.3 billion, GMSA of $1.2 billion and GME of $0.8 billion; and (3) increased costs related to increased wholesale volumes due primarily to GMNA of $2.7 billion; partially offset by a decrease in GME of $1.9 billion.

GM Financial Operating and Other Expenses

	Years Ended December 31,			Year Ended 2013 vs. 2012 Change		Year Ended 2012 vs. 2011 Change
	2013	2012	2011	Amount	%	Amount	%
GM Financial operating and other expenses	$2,448	$1,207	$785	$1,241	102.8%	$422	53.8%

In the year ended December 31, 2013 GM Financial operating and other expenses increased primarily due to: (1) an increase in interest expense of $0.4 billion due to higher average debt outstanding in 2013 compared to 2012, primarily resulting from the acquisition of Ally Financial’s international operations; (2) an increase in employee and other operating costs of $0.4 billion due primarily to the acquisition of Ally Financial’s international operations and an increase in headcount; (3) an increase in the provision for loan losses of $0.2 billion due primarily to growth of the consumer loan portfolio; and (4) an increase in depreciation expense of $0.2 billion due primarily to the increased size of the leased asset portfolio.

In the year ended December 31, 2012 GM Financial operating and other expenses increased primarily due to: (1) an increase in depreciation expense of $0.1 billion due to the increased size of the leased asset portfolio; (2) an increase in the provision for loan losses of $0.1 billion due primarily to growth of the consumer loan portfolio; (3) an increase in interest expense of $0.1 billion due to higher average debt outstanding in 2012 compared to 2011; and (4) an increase in employee costs of $0.1 billion due primarily to a 9% increase in employee headcount to support growth in GM Financial's business.

Automotive Selling, General and Administrative Expense

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,			Year Ended 2013 vs. 2012 Change		Year Ended 2012 vs. 2011 Change
	2013	2012	2011	Amount	%	Amount	%
Automotive selling, general and administrative expense	$12,382	$14,031	$12,163	$(1,649)	(11.8)%	$1,868	15.4%

In the year ended December 31, 2013 Automotive selling, general and administrative expense decreased due primarily to: (1) impairment charges in GME for intangibles and long-lived assets of $1.8 billion that occurred in 2012 but not in 2013; and (2) a premium paid of $0.4 billion on the common stock purchase from the UST that occurred in 2012 but not in 2013; partially offset by (3) costs related to our plans to cease mainstream distribution of Chevrolet brand in Europe of $0.5 billion.

In the year ended December 31, 2012 Automotive selling, general and administrative expense increased due primarily to: (1) impairment charges in GME for intangibles and long-lived assets of $1.8 billion; and (2) a premium paid of $0.4 billion on the common stock purchase from the UST; partially offset by (3) favorable net foreign currency effect of $0.3 billion due to the weakening of certain currencies against the U.S. Dollar.

Goodwill Impairment Charges

	Years Ended December 31,			Year Ended 2013 vs. 2012 Change		Year Ended 2012 vs. 2011 Change
	2013	2012	2011	Amount	%	Amount	%
Goodwill impairment charges	$541	$27,145	$1,286	$(26,604)	(98.0)%	$25,859	n.m.
__________
n.m. = not meaningful

In the year ended December 31, 2013 Goodwill impairment charges decreased as we recorded charges of $0.5 billion in GMIO in 2013 as compared to charges of $26.4 billion, $0.6 billion and $0.2 billion in GMNA, GME and GMIO in 2012. Refer to Note 10 to our consolidated financial statements for additional information related to our Goodwill impairment charges.

In the year ended December 31, 2012 the Goodwill impairment charges increased as we recorded charges of $26.4 billion, $0.6 billion and $0.2 billion in GMNA, GME and GMIO in 2012 as compared to charges of $1.0 billion and $0.3 billion in GME and GMIO in 2011. Refer to Note 10 to our consolidated financial statements for additional information related to our Goodwill impairment charges.

Automotive Interest Expense

	Years Ended December 31,			Year Ended 2013 vs. 2012 Change		Year Ended 2012 vs. 2011 Change
	2013	2012	2011	Amount	%	Amount	%
Automotive interest expense	$334	$489	$540	$(155)	(31.7)%	$(51)	(9.4)%

In the year ended December 31, 2013 Automotive interest expense decreased due primarily to the redemption of GM Korea’s preferred shares in December 2012 and April 2013.

In the year ended December 31, 2012 the decrease in Automotive interest expense was insignificant, as the composition of our debt and related interest rates did not change significantly compared to 2011.

Interest Income and Other Non-Operating Income, net

	Years Ended December 31,			Year Ended 2013 vs. 2012 Change		Year Ended 2012 vs. 2011 Change
	2013	2012	2011	Amount	%	Amount	%
Interest income and other non-operating income, net	$1,063	$845	$851	$218	25.8%	$(6)	(0.7)%

In the year ended December 31, 2013 Interest income and other non-operating income, net increased due primarily to: (1) a gain of $0.5 billion related to the sale of our Ally Financial investment in 2013; and (2) favorable effect of $0.4 billion due to a $0.2 billion gain on the sale of the PSA stock in 2013 compared to a $0.2 billion impairment charge in 2012; partially offset by (3)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

unfavorable $0.2 billion foreign currency effect related to intercompany foreign currency denominated loans; (4) decreased insurance recoveries of $0.1 billion; (5) decreased interest income of $0.1 billion; (6) decreased gain on the sale of machinery and equipment of $0.1 billion; and (7) unfavorable effect of $0.1 billion gain on the purchase of GMAC de Venezuela in 2012 that did not occur in 2013.

In the year ended December 31, 2012 Interest income and other non-operating income, net remained flat due primarily to: (1) a gain of $0.3 billion related to the sale of our Ally Financial preferred stock in 2011 which did not recur in 2012; (2) an impairment charge of $0.2 billion related to our investment in PSA; (3) a charge of $0.1 billion to record General Motors Strasbourg S.A.S. (GMS) assets and liabilities to estimated fair value; (4) decreased interest income of $0.1 billion; and (5) derivative losses of $0.1 billion related to fair value adjustments; offset by (6) an impairment charge of $0.6 billion related to our investment in Ally Financial common stock in 2011 which did not recur in 2012; and (7) income related to insurance recoveries of $0.2 billion.

Gain (Loss) on Extinguishment of Debt

	Years Ended December 31,			Year Ended 2013 vs. 2012 Change		Year Ended 2012 vs. 2011 Change
	2013	2012	2011	Amount	%	Amount	%
Gain (loss) on extinguishment of debt	$(212)	$(250)	$18	$38	15.2%	$(268)	n.m.
__________
n.m. = not meaningful

In the years ended December 31, 2013 and December 31, 2012 we recorded losses on extinguishment of debt primarily related to the early redemption of the GM Korea redeemable preferred shares.

Equity Income and Gain on Investments

	Years Ended December 31,			Year Ended 2013 vs. 2012 Change		Year Ended 2012 vs. 2011 Change
	2013	2012	2011	Amount	%	Amount	%
China joint ventures (China JVs)	$1,763	$1,521	$1,511	$242	15.9%	$10	0.7%
New Delphi (including gain on disposition)	—	—	1,727	—	n.m.	(1,727)	n.m.
Others	47	41	(46)	6	14.6%	87	n.m.
Total equity income and gain on investments	$1,810	$1,562	$3,192	$248	15.9%	$(1,630)	(51.1)%
__________
n.m. = not meaningful

In the year ended December 31, 2013 Equity income and gain on investments increased due primarily to a $0.2 billion increase in earnings of our China JVs.

In the year ended December 31, 2012 Equity income and gain on investments decreased due primarily to a $1.6 billion gain related to the sale of our Delphi Automotive LLP (New Delphi) Class A Membership Interests and related equity income for the year ended December 31, 2011 that did not recur for the year ended December 31, 2012.

Income Tax Expense (Benefit)

	Years Ended December 31,			Year Ended 2013 vs. 2012 Change		Year Ended 2012 vs. 2011 Change
	2013	2012	2011	Amount	%	Amount	%
Income tax expense (benefit)	$2,127	$(34,831)	$(110)	$36,958	n.m.	$(34,721)	n.m.
__________
n.m. = not meaningful

In the year ended December 31, 2013 our effective tax rate was 28.5%. Income tax expense increased due primarily to the deferred tax asset valuation allowance reversal of $36.3 billion in the U.S. and Canada that occurred in 2012.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2012 income tax benefit increased due primarily to: (1) deferred tax asset valuation allowance reversals of $36.3 billion in the U.S. and Canada in 2012 as compared to $0.5 billion in Australia in 2011; and (2) change in U.S. federal tax elections which permitted us to record a tax benefit of $1.1 billion related to foreign tax credits; partially offset by (3) current year U.S. income tax provision of $1.4 billion; and (4) income tax allocation from Accumulated other comprehensive loss to Income tax expense (benefit) of $0.6 billion related to the U.S. salary pension plan.

Refer to Note 18 to our consolidated financial statements for additional information related to our income tax expense (benefit).

Reconciliation of Consolidated, Automotive and GM Financial Segment Results

Non-GAAP Measures

Management believes earnings before interest and tax (EBIT)-adjusted provides meaningful supplemental information regarding our automotive segments' operating results because it excludes interest income, interest expense and income taxes as well as certain additional adjustments. Such adjustments include impairment charges related to goodwill, other long-lived assets under certain circumstances and certain investments, gains or losses on the settlement/extinguishment of obligations and gains or losses on the sale of non-core investments.

Management believes free cash flow and adjusted free cash flow provide meaningful supplemental information regarding the liquidity of our automotive operations and our ability to generate sufficient cash flow above those required in our business to sustain our operations. We measure free cash flow as cash flow from operations less capital expenditures. We measure adjusted free cash flow as free cash flow adjusted for management actions, primarily related to strengthening our balance sheet, such as accrued interest on prepayments of debt and voluntary contributions to employee benefit plans.

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

While management believes that these non-GAAP measures provide useful information, they are not operating measures under U.S. GAAP and there are limitations associated with their use. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result the use of these non-GAAP measures has limitations and should not be considered in isolation from, or as a substitute for, other measures such as Net income, Net income attributable to stockholders or operating cash flow. Due to these limitations, these non-GAAP measures are used as supplements to U.S. GAAP measures.

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

The following tables summarize the reconciliation of our automotive segments EBIT-adjusted and GM Financial's income before income taxes to Net income attributable to stockholders and provides supplemental detail of the adjustments, which are presented net of noncontrolling interests (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,
	2013		2012		2011
Automotive
EBIT-adjusted
GMNA	$7,461	97.1%	$6,470	90.9%	$6,779	88.2%
GME	(844)	(11.0)%	(1,939)	(27.2)%	(1,041)	(13.6)%
GMIO	1,230	16.0%	2,528	35.5%	2,232	29.1%
GMSA	327	4.3%	457	6.4%	158	2.1%
Corporate and eliminations	(494)	(6.4)%	(400)	(5.6)%	(446)	(5.8)%
Total automotive EBIT-adjusted	7,680	100.0%	7,116	100.0%	7,682	100.0%
Adjustments	(790)		(36,106)		861
Corporate interest income	249		343		455
Automotive interest expense	338		489		540
Loss on extinguishment of debt	212		250		—
Automotive Financing
GM Financial income before income taxes	898		744		622
Adjustments	(15)		—		—
Consolidated
Eliminations	1		(1)		—
Income tax expense (benefit)	2,127		(34,831)		(110)
Net income attributable to stockholders	$5,346		$6,188		$9,190

Our automotive operations interest and income taxes are recorded centrally in Corporate; therefore, there are no reconciling items for our automotive operating segments between EBIT-adjusted and Net income attributable to stockholders.

	Year Ended December 31, 2013
	GMNA	GME	GMIO	GMSA	Corporate	Total
Impairment charges of property and intangible assets	$—	$—	$(774)	$—	$—	$(774)
Costs related to our plans to cease mainstream distribution of Chevrolet brand in Europe	—	—	(621)	—	—	(621)
Reversal of GM Korea wage litigation accrual	—	—	577	—	—	577
Gain on sale of equity investment in Ally Financial	—	—	—	—	483	483
Goodwill impairment charges	—	—	(442)	—	—	(442)
Venezuela currency devaluation	—	—	—	(162)	—	(162)
Gain on sale of equity investment in PSA	—	152	—	—	—	152
Noncontrolling interests related to redemption of the GM Korea mandatorily redeemable preferred shares	—	—	67	—	—	67
Pension settlement charges	(56)	—	—	—	—	(56)
Charges related to PSA product development agreement	(49)	—	—	—	—	(49)
Income related to insurance recoveries	5	1	24	5	—	35
Total adjustments to automotive EBIT	$(100)	$153	$(1,169)	$(157)	$483	$(790)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Year Ended December 31, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Total
Goodwill impairment charges	$(26,399)	$(590)	$(132)	$—	$—	$(27,121)
Impairment charges of property	—	(3,714)	—	—	—	(3,714)
Pension settlement charges	(2,662)	—	—	—	—	(2,662)
Impairment charges of intangible assets	—	(1,755)	—	—	—	(1,755)
Premium paid to purchase our common stock from the UST	—	—	—	—	(402)	(402)
GM Korea wage litigation accrual	—	—	(336)	—	—	(336)
Impairment charge related to investment in PSA	—	(220)	—	—	—	(220)
Income related to insurance recoveries	9	7	112	27	—	155
Charge to record GMS assets and liabilities to estimated fair value	—	(119)	—	—	—	(119)
Noncontrolling interests related to redemption of the GM Korea mandatorily redeemable preferred shares	—	—	68	—	—	68
Total adjustments to automotive EBIT	$(29,052)	$(6,391)	$(288)	$27	$(402)	$(36,106)

	Year Ended December 31, 2011
	GMNA	GME	GMIO	GMSA	Corporate	Total
Gain on sale of our New Delphi Class A Membership Interests	$1,645	$—	$—	$—	$—	$1,645
Goodwill impairment charges	—	(1,016)	(258)	—	—	(1,274)
Gain related to HCT settlement	749	—	—	—	—	749
Impairment related to Ally Financial common stock	—	—	—	—	(555)	(555)
Gain on sale of Ally Financial preferred stock	—	—	—	—	339	339
Charges related to GM India	—	—	(106)	—	—	(106)
Gain on extinguishment of debt	—	—	—	63	—	63
Total adjustments to automotive EBIT	$2,394	$(1,016)	$(364)	$63	$(216)	$861
GM North America

	Years Ended December 31,		Year Ended 2013 vs. 2012 Change		Variance Due To
	2013	2012	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$95,099	$89,910	$5,189	5.8%	$1.7	$1.3	$1.9	$0.3	$5.2
EBIT-adjusted	$7,461	$6,470	$991	15.3%	$0.5	$—	$1.9	$(1.4)	$1.0
	(Vehicles in thousands)
Wholesale vehicle sales	3,276	3,207	69	2.2%

	Years Ended December 31,		Year Ended 2012 vs. 2011 Change		Variance Due To
	2012	2011	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$89,910	$85,991	$3,919	4.6%	$3.8	$0.7	$0.5	$(1.1)	$3.9
EBIT-adjusted	$6,470	$6,779	$(309)	(4.6)%	$1.1	$(0.6)	$0.5	$(1.3)	$(0.3)
	(Vehicles in thousands)
Wholesale vehicle sales	3,207	3,053	154	5.0%

GMNA Total Net Sales and Revenue

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2013 Total net sales and revenue increased due primarily to: (1) favorable vehicle pricing related to recent vehicle launches such as Chevrolet Silverado and GMC Sierra; (2) increased wholesale volumes due to increased industry demand and successful recent vehicle launches such as the Buick Encore, Cadillac ATS, Chevrolet Silverado, Chevrolet Spark, and GMC Sierra; and (3) favorable vehicle mix related to improving market segments containing higher revenue vehicles including crossovers and trucks.

In the year ended December 31, 2012 Total net sales and revenue increased due primarily to: (1) increased wholesale volumes due to increased industry demand and successful recent vehicle launches such as the Buick Verano, Cadillac ATS, Cadillac XTS, Chevrolet Sonic and Chevrolet Spark; (2) favorable vehicle mix due to increases in Cadillac ATS, Cadillac XTS, Chevrolet Silverado and GMC Sierra; and (3) favorable vehicle pricing related to recent vehicle launches such as Chevrolet Malibu, Chevrolet Traverse, GMC Acadia and Buick Enclave; partially offset by (4) Other of $1.1 billion due primarily to reduction in favorable lease residual adjustments of $0.5 billion; and unfavorable net foreign currency effect of $0.2 billion due to the weakening of the Canadian Dollar (CAD) and Mexican Peso against the U.S. Dollar.

GMNA EBIT-Adjusted

The most significant factors which influence GMNA's profitability are industry volume (primarily U.S. seasonally adjusted annual rate) and market share. While not as significant as industry volume and market share, another factor affecting profitability is the relative mix of vehicles (cars, trucks, crossovers) sold. Variable profit is a key indicator of product profitability. Variable profit is defined as revenue less material cost, freight, the variable component of manufacturing expense, and policy and warranty expense. Vehicles with higher selling prices generally have higher variable profit. Trucks sold in the U.S. currently have a variable profit of approximately 160% of our portfolio on a weighted-average basis. Crossover vehicles' variable profits are in line with the overall portfolio on a weighted-average basis, and cars are approximately 50% of the portfolio on a weighted-average basis.

In the year ended December 31, 2013 EBIT-adjusted increased due primarily to: (1) favorable vehicle pricing; and (2) increased wholesale volumes; partially offset by (3) unfavorable Other of $1.4 billion primarily due to increased material and freight costs including new launches of $1.1 billion; increased manufacturing expense, including new launches, of $0.3 billion; increased engineering expense of $0.3 billion; and increased depreciation and amortization expense of $0.2 billion, partially offset by a reduction in unfavorable warranty and policy adjustments of $0.6 billion.

In the year ended December 31, 2012 EBIT-adjusted decreased due primarily to: (1) unfavorable vehicle mix due to increase in lower margin vehicles; and (2) Other of $1.3 billion due primarily to decreased U.S. pension income of $0.8 billion due to December 31, 2011 plan remeasurements; increased manufacturing expense, including new launches, of $0.6 billion; reduction in favorable lease residual adjustments of $0.5 billion; and unfavorable policy and warranty adjustments of $0.2 billion; partially offset by decreased engineering expense and other technology fees of $0.5 billion; and decreased material and freight costs of $0.4 billion. These were partially offset by: (3) increased net wholesale volumes; and (4) favorable vehicle pricing effect.

GM Europe

During the second half of 2011 and continuing into 2013, the European automotive industry has been severely affected by high unemployment and a lack of consumer confidence coupled with manufacturing overcapacity. European automotive industry sales to retail and fleet customers were 19 million vehicles in the year ended December 31, 2013, representing a 1.1% decrease compared to the corresponding period in 2012.

Outlook

We have formulated a plan and are implementing various actions to strengthen our operations and increase our competitiveness. The key areas include investments in our product portfolio, a revised brand strategy, significant management changes, reducing material, development and production costs, including restructuring activities. The success of our plan will depend on a combination of our ability to execute the actions contemplated, as well as external factors which are outside of our control. We believe it is likely that adverse economic conditions and their effect on the European automotive industry will not improve significantly in the near-term; however, we expect to break even in GME by mid-decade.

GME Total Net Sales and Revenue and EBIT (Loss)-Adjusted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,		Year Ended 2013 vs. 2012 Change		Variance Due To
	2013	2012	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$20,110	$20,689	$(579)	(2.8)%	$(0.6)	$—	$(0.2)	$0.2	$(0.6)
EBIT (loss)-adjusted	$(844)	$(1,939)	$1,095	(56.5)%	$(0.1)	$(0.2)	$(0.2)	$1.6	$1.1
	(Vehicles in thousands)
Wholesale vehicle sales	1,047	1,079	(32)	(3.0)%

	Years Ended December 31,		Year Ended 2012 vs. 2011 Change		Variance Due To
	2012	2011	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$20,689	$25,154	$(4,465)	(17.8)%	$(2.4)	$0.4	$(0.2)	$(2.3)	$(4.5)
EBIT (loss)-adjusted	$(1,939)	$(1,041)	$(898)	86.3%	$(0.5)	$(0.4)	$(0.2)	$0.2	$(0.9)
	(Vehicles in thousands)
Wholesale vehicle sales	1,079	1,240	(161)	(13.0)%

GME Total Net Sales and Revenue

In the year ended December 31, 2013 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes due to the weak European economy; and (2) unfavorable vehicle pricing primarily resulting from increased incentive support associated with difficult market conditions; partially offset by (3) Other of $0.2 billion due primarily to favorable net foreign currency effect.

In the year ended December 31, 2012 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes due to the weak European economy; (2) unfavorable price effects primarily resulting from increased incentive support associated with strong competition; and (3) Other of $2.3 billion due primarily to unfavorable net foreign currency effect of $1.7 billion resulting from the strengthening of the U.S. Dollar against the Euro, Russian Ruble, Hungarian Forint, Turkish Lira and British Pound; decreased parts, accessories and powertrain engine and transmission sales of $0.5 billion associated with lower demand; and a decrease of $0.1 billion due to the deconsolidation of VMM in June 2011; partially offset by (4) favorable vehicle mix due to the new generation Astra GTC, Opel Mokka and Ampera and increased sales of other higher priced vehicles.

GME EBIT (Loss)-Adjusted

In the year ended December 31, 2013 EBIT (loss)-adjusted decreased due primarily to: (1) Other of $1.6 billion due primarily to decreased manufacturing costs of $0.7 billion mainly resulting from decreased depreciation expense because of asset impairments in December 2012, which decreased the depreciable base; decreased engineering expenses of $0.3 billion; favorable material and freight costs of $0.3 billion; and a favorable net effect of changes in the fair value of an embedded foreign currency derivative asset of $0.2 billion associated with a long-term supply agreement; partially offset by (2) unfavorable net vehicle mix due to lower proportion of higher priced vehicles; (3) unfavorable vehicle pricing; and (4) decreased wholesale volumes.

In the year ended December 31, 2012 EBIT (loss)-adjusted increased due primarily to: (1) decreased wholesale volumes; (2) unfavorable net vehicle mix; and (3) unfavorable price effects; partially offset by (4) Other of $0.2 billion due primarily to lower manufacturing and material costs of $0.4 billion; and favorable net foreign currency effect of $0.1 billion resulting from the strengthening of the U.S. Dollar against the Euro, Russian Ruble, Hungarian Forint, Turkish Lira, and British Pound; partially offset by a decrease of $0.2 billion resulting from the net effect of changes in an embedded foreign currency derivative asset associated with a long-term supply agreement; and decreased parts, accessories and powertrain engine and transmission sales of $0.2 billion, associated with lower demand.

GM International Operations

We have strategically assessed the manner in which we operate in certain countries within GMIO, including our cost structure, the level of local sourcing, the level of investment in the product portfolio, the allocation of production activity to the existing manufacturing base and our brand strategy. These strategic reviews considered the effects that recent and forecasted deterioration

GENERAL MOTORS COMPANY AND SUBSIDIARIES

in local market conditions would have on our operations. While we are continuing our strategic assessments, we have taken certain actions and incurred impairment and other charges as detailed below.

Withdrawal of the Chevrolet Brand from Europe

In December 2013 we announced our plans to cease mainstream distribution of Chevrolet brand in Western and Central Europe in 2015 due to the challenging business model and difficult economic situation in Europe. The results of our Chevrolet operations in Western and Central Europe, which are subsidiaries of our GM Korea operations, are reflected in the financial results of our GMIO region. This action is expected to improve our European operations through a further strengthening of our Opel and Vauxhall brands and reduce the market complexity associated with both Opel and Chevrolet products in Western and Central Europe. In the three months ended December 31, 2013 we recorded pre-tax charges of $0.6 billion, net of noncontrolling interests of 23.0%, consisting of intangible asset impairment charges, dealer restructuring costs, sales incentive and inventory related costs and employee severance and other costs. We may incur additional charges of up to $0.3 billion through the first half of 2014 primarily for dealer restructuring costs and sales incentives. Refer to Note 19 of our consolidated financial statements for additional information.

Holden

In December 2013 we announced plans to cease vehicle and engine manufacturing and significantly reduce engineering operations at Holden by the end of 2017. Holden will continue to sell imported vehicles through its Holden dealer network and maintain its global design studio. Our Australian operations have been subject to unfavorable market conditions including the sustained strength of the Australian dollar, high cost of production and a small but highly competitive and fragmented domestic automotive market. In the three months ended December 31, 2013 we recorded pre-tax charges of $0.5 billion consisting of asset impairment charges including property, plant and equipment and exit-related costs including certain employee severance related costs. We expect to incur additional charges through 2017 for incremental future cash payments of employee severance once negotiations of the amount are completed. Refer to Note 19 of our consolidated financial statements for additional information.

GM India

In the three months ended December 31, 2013 we performed a strategic assessment of GM India in response to lower than expected sales performance of our current product offerings in India, higher raw material costs, unfavorable foreign exchange rates and recent deterioration in local market conditions. As a result we recorded pre-tax asset impairment charges of $0.3 billion, net of noncontrolling interests of 9.2%, to adjust the carrying amount of GM India’s real and personal property, Intangible assets, net and Goodwill. Our strategic assessment also outlines planned actions requiring additional future investments and modifications to our existing GM India business model that are needed to reach profitability in the medium to long-term. There are no assurances that the forecasted financial results outlined in the strategic assessment will be achieved. Refer to Note 9 of our consolidated financial statements for additional information.

Goodwill Impairment Charges

We recorded Goodwill impairment charges of $0.5 billion in the year ended December 31, 2013 primarily related to our GM Korea and GM India reporting units.

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

The following tables summarize certain key operational and financial data for the China JVs (dollars in millions, vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,
	2013	2012	2011
Total wholesale vehicles(a)	3,239	2,909	2,573
Market share	14.3%	14.6%	13.6%
Total net sales and revenue	$38,767	$33,364	$30,511
Net income	$3,685	$3,198	$3,203
_______

(a)	Including vehicles exported to markets outside of China.

	December 31, 2013	December 31, 2012
Cash and cash equivalents	$6,606	$5,522
Debt	$151	$123

GMIO Total Net Sales and Revenue and EBIT-Adjusted

	Years Ended December 31,		Year Ended 2013 vs. 2012 Change		Variance Due To
	2013	2012	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$20,263	$22,954	$(2,691)	(11.7)%	$(1.3)	$(0.1)	$(0.5)	$(0.8)	$(2.7)
EBIT-adjusted	$1,230	$2,528	$(1,298)	(51.3)%	$(0.3)	$(0.5)	$(0.3)	$(0.2)	$(1.3)
	(Vehicles in thousands)
Wholesale vehicle sales	1,037	1,109	(72)	(6.5)%

	Years Ended December 31,		Year Ended 2012 vs. 2011 Change		Variance Due To
	2012	2011	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$22,954	$21,031	$1,923	9.1%	$1.4	$0.3	$0.8	$(0.6)	$1.9
EBIT-adjusted	$2,528	$2,232	$296	13.3%	$0.5	$(0.1)	$0.8	$(0.9)	$0.3
	(Vehicles in thousands)
Wholesale vehicle sales	1,109	1,039	70	6.7%

GMIO Total Net Sales and Revenue

The vehicle sales of our China JVs and of GM India prior to September 1, 2012, the date we consolidated GM India, are not recorded in Total net sales and revenue. The results of our nonconsolidated joint ventures are recorded in Equity income and gain on investments. Refer to Notes 3 and 8 to our consolidated financial statements for further detail on the acquisition of GM India.

In the year ended December 31, 2013 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volume of 129,000 vehicles (or 11.6%) primarily in Middle East and Chevrolet brand vehicles in Europe partially offset by an increase from the consolidation of GM India effective September 2012 resulting in an additional 57,000 wholesale vehicle sales (or 5.0%) in 2013; (2) unfavorable pricing due to increased incentive support associated with strong competition; (3) unfavorable vehicle mix; and (4) Other of $0.8 billion due primarily to unfavorable net foreign currency effect due to the weakening of the Australian Dollar, the South Africa Rand and the Egyptian Pound against the U.S. Dollar of $0.5 billion and decreased sales of components, parts and accessories of $0.3 billion.

In the year ended December 31, 2012 Total net sales and revenue increased due primarily to: (1) increased wholesale volume of 41,000 vehicles (of 4.0%) due primarily to strong industry growth across the region; coupled with an increase from the consolidation of GM India effective September 2012 resulting in an inclusion of 29,000 wholesale vehicle sales (or 2.8%); (2) favorable pricing due to higher pricing on new models launched; and (3) favorable vehicle mix due to increased export of new product; partially offset by (4) Other of $0.6 billion due primarily to unfavorable net foreign currency effect due to the weakening of the Korean Won and South Africa Rand against the U.S. Dollar of $0.5 billion; and decrease in components, parts and accessories revenue of $0.1 billion.

GMIO EBIT-Adjusted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2013 EBIT-adjusted decreased due primarily to: (1) unfavorable net vehicle mix primarily in Middle East and Australian markets; (2) unfavorable pricing excluding $0.2 billion sales incentive related to withdrawal of the Chevrolet brand from Europe; (3) unfavorable net wholesale volumes; and (4) Other of $0.2 billion due primarily to unfavorable manufacturing costs of $0.3 billion; unfavorable net foreign currency effect of $0.2 billion; and a decrease in sales of components, parts and accessories of $0.2 billion; partially offset by favorable material and freight cost of $0.3 billion; and increased equity income, net of tax of $0.2 billion, from our interest in the increased net income of our China JVs.

In the year ended December 31, 2012 EBIT-adjusted increased due primarily to: (1) favorable pricing due to higher pricing on new models launched; and (2) favorable net wholesale volumes; partially offset by (3) unfavorable net vehicle mix; and (4) Other of $0.9 billion due primarily to increased costs of $1.0 billion due primarily to increased material, freight and manufacturing costs; partially offset by net gain of $0.1 billion measured as the difference between the fair value of our 50% interest in GM India and the investment carrying amount at the date of acquisition.

GM South America

Venezuelan Operations

Our Venezuelan subsidiaries functional currency is the U.S. Dollar because of the hyperinflationary status of the Venezuelan economy.

Effective February 13, 2013 the Venezuelan government set the official fixed exchange rate of the Bolivar Fuerte (BsF) at BsF 6.3 to $1.00 from BsF 4.3 to $1.00. The devaluation resulted in a charge of $0.2 billion in the three months ended March 31, 2013 from the remeasurement of our Venezuelan subsidiaries' non-U.S. Dollar denominated monetary assets and liabilities. We believe it is possible that the Venezuelan government may further devalue the BsF against the U.S. Dollar in the future. If the BsF were devalued further, it would result in a charge to our income statement in the period of devaluation. Based on our December 31, 2013 net monetary assets, a charge of approximately $0.1 billion would result for every 10% devaluation of the BsF.

In December 2013 a new decree became effective requiring the government of Venezuela to set prices for all vehicles, parts and accessories sold in the country. In addition the Venezuelan government has foreign exchange control regulations that make it difficult to convert BsF to U.S. Dollars which affect our Venezuelan subsidiaries’ ability to pay non-BsF denominated obligations and to pay dividends. In January 2014 the Venezuelan government announced changes to the foreign exchange process which could affect the rate at which our Venezuelan subsidiaries buy dollars. These regulations, when considered with other governmental policies impacting labor force reductions and other circumstances in Venezuela, may limit our ability to fully benefit from and maintain our controlling financial interest in our Venezuelan subsidiaries. The financial impact on our operations in Venezuela of these events and associated ongoing restrictions are uncertain.

The total amounts pending government approval for settlement in U.S. Dollar at December 31, 2013 and 2012 were BsF 3.7 billion (equivalent to $0.6 billion) and BsF 2.2 billion (equivalent to $0.5 billion). These amounts include requests in the amount of BsF 0.6 billion (equivalent to $0.1 billion) that have been pending from 2007. Our Venezuelan subsidiaries net assets were $0.9 billion at December 31, 2013, including net monetary assets of $1.0 billion. At December 31, 2013 other consolidated entities had receivables from our Venezuelan subsidiaries denominated in other currencies of $0.5 billion.

GMSA Total Net Sales and Revenue and EBIT-Adjusted

	Years Ended December 31,		Year Ended 2013 vs. 2012 Change		Variance Due To
	2013	2012	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$16,478	$16,700	$(222)	(1.3)%	$—	$0.6	$0.9	$(1.7)	$(0.2)
EBIT-adjusted	$327	$457	$(130)	(28.4)%	$—	$0.3	$0.9	$(1.3)	$(0.1)
	(Vehicles in thousands)
Wholesale vehicle sales	1,053	1,050	3	0.3%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,		Year Ended 2012 vs. 2011 Change		Variance Due To
	2012	2011	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$16,700	$16,632	$68	0.4%	$(0.6)	$1.6	$0.5	$(1.4)	$0.1
EBIT-adjusted	$457	$158	$299	189.2%	$(0.2)	$0.4	$0.5	$(0.4)	$0.3
	(Vehicles in thousands)
Wholesale vehicle sales	1,050	1,090	(40)	(3.7)%
__________
n.m. = not meaningful

GMSA Total Net Sales and Revenue

In the year ended December 31, 2013 Total net sales and revenue decreased due primarily to: (1) Other of $1.7 billion due primarily to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against the Brazilian Real and Argentinian Peso and the devaluation of the Venezuelan Bolivar of $1.9 billion; partially offset by increased revenue from parts and accessories sales of $0.1 billion; partially offset by (2) favorable vehicle pricing primarily due to high inflation in Venezuela and Argentina; and (3) favorable vehicle mix due to increased sales of the Chevrolet Trailblazer, Chevrolet Captiva, Chevrolet Orlando, Chevrolet Tahoe and Chevrolet S10.

In the year ended December 31, 2012 Total net sales and revenue increased due primarily to: (1) favorable vehicle mix due to increased sales of Chevrolet Cruze and Chevrolet S10; and (2) favorable vehicle pricing primarily due to high inflation in Venezuela and Argentina; partially offset by (3) decreased wholesale volumes due to deteriorated market share driven by increased competition and aggressive pricing in the market; and (4) Other of $1.4 billion due primarily to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against the Brazilian Real and Argentinian Peso and the devaluation of the BsF of $1.5 billion; partially offset by increased revenue from parts and accessories sales of $0.1 billion.

GMSA EBIT-Adjusted

In the year ended December 31, 2013 EBIT-adjusted decreased due primarily to: (1) Other of $1.3 billion due primarily to unfavorable net foreign currency effect as a result of the strengthening of the U.S. Dollar against the Brazilian Real and Argentinian Peso and the devaluation of the Venezuelan Bolivar of $1.1 billion; increased selling, general and administrative expense mainly due to a decrease in contingency reserves of $0.1 billion in the corresponding period of 2012 due to the resolution of certain items at amounts lower than previously expected; and a gain of $50 million on the purchase of GMAC de Venezuela CA in the corresponding period of 2012; partially offset by (2) favorable vehicle pricing effect primarily driven by high inflation in Venezuela and Argentina; and (3) favorable net vehicle mix.

In the year ended December 31, 2012 EBIT-adjusted increased due primarily to: (1) favorable vehicle pricing; and (2) favorable net vehicle mix; partially offset by (3) unfavorable net wholesale volumes; and (4) Other of $0.4 billion due primarily to increased material, freight and manufacturing costs of $0.5 billion; and increased administrative and advertising and sales promotion expenses of $0.1 billion to support launches of new products; partially offset by decreases in contingency reserves of $0.1 billion due to the resolution of certain items at amounts lower than previously expected; and a bargain purchase gain of $50 million on the purchase of GMAC de Venezuela CA.

GM Financial

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,			Year Ended 2013 vs. 2012 Change		Year Ended 2012 vs. 2011 Change
	2013	2012	2011	Amount	%	Amount	%
	(Dollars in millions)
Total revenue	$3,344	$1,961	$1,410	$1,383	70.5%	$551	39.1%
Provision for loan losses	$475	$304	$178	$171	56.3%	$126	70.8%
Income before income taxes	$883	$744	$622	$139	18.7%	$122	19.6%
	(Dollars in billions)
Average debt outstanding	$21.0	$9.5	$7.6	$11.5	121.1%	$1.9	25.0%
Effective rate of interest paid	3.4%	3.0%	2.7%	0.4%		0.3%

GM Financial Revenue

In the year ended December 31, 2013 Total revenue increased due primarily to: (1) increased finance charge income of $1.0 billion due to the acquisition of Ally Financial international operations and increased loan originations; and (2) increased leased vehicle income of $0.3 billion due to a larger lease portfolio.

In the year ended December 31, 2012 Total revenue increased due primarily to: (1) increased finance charge income of $0.3 billion, due to a larger portfolio; and (2) increased leased vehicles income of $0.2 billion due to the increased size of the leased asset portfolio.

GM Financial Income Before Income Taxes

In the year ended December 31, 2013 Income before income taxes increased due primarily to: (1) increased revenue of $1.0 billion; partially offset by (2) increased provision for loan losses; (3) increased interest expenses of $0.4 billion; and (4) increased operating expenses of $0.4 billion. These changes are due primarily to the acquisition of the Ally Financial international operations.

In the year ended December 31, 2012 Income before income taxes increased due primarily to: (1) increased revenue of $0.6 billion; partially offset by (2) increased leased vehicle expenses of $0.1 billion due to a larger lease portfolio; (3) increased provision for loan losses due to a larger loan portfolio; (4) increased interest expenses of $0.1 billion due primarily to new debt; and (5) increased operating expenses of $0.1 billion due to an increase of personnel to support company growth.

Corporate
(Dollars in Millions)

	Years Ended December 31,			Year Ended 2013 vs. 2012 Change		Year Ended 2012 vs. 2011 Change
	2013	2012	2011	Amount	%	Amount	%
Net income (loss) attributable to stockholders	$(2,138)	$33,809	$(452)	$(35,947)	n.m.	$34,261	n.m.
__________
n.m. = not meaningful

Nonsegment operations are classified as Corporate. Corporate includes certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

The following table summarizes the changes in Corporate Net income (loss) attributable to stockholders (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended
	2013 vs. 2012	2012 vs. 2011
Deferred tax asset valuation allowance release in U.S. and Canada	$(36.3)	$36.3
Other tax related matters	(0.5)	(1.4)
Impairment of investment in Ally Financial common stock	—	0.6
Premium paid to purchase common stock from UST	0.4	(0.4)
Gain on sale of Ally Financial preferred and common stock	0.5	(0.3)
Loss on extinguishment of debt	—	(0.3)
Other	—	(0.2)
	$(35.9)	$34.3

Liquidity and Capital Resources
Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our secured revolving credit facilities will be sufficient to meet our liquidity needs. However we expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are centered around three objectives: (1) reinvest in our business; (2) continue to strengthen our balance sheet and competitive position; and (3) return cash to shareholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $7.5 billion annually as well as engineering and product development activities; (2) acquiring Ally Financial's equity interests in GMAC-SAIC, as subsequently discussed, for approximately $0.9 billion; (3) payments for previously announced restructuring activities of up to $1.1 billion; (4) payments to service debt and other long-term obligations; (5) payments to purchase the remaining outstanding shares of our Series A Preferred Stock with a liquidation amount of $3.9 billion once the shares become redeemable on or after December 31, 2014; and (6) dividend payments on our common stock that are declared by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of this 2013 Form 10-K, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Recent Management Initiatives

We continue to monitor and evaluate opportunities to strengthen our balance sheet and competitive position over the long-term. These actions may include opportunistic payments to reduce our long-term obligations while maintaining minimal financial leverage as well as the possibility of acquisitions, dispositions and strategic alliances that we believe would generate significant advantages and substantially strengthen our business. These actions may include additional loans, investments with our joint venture partners or the acquisitions of certain operations or ownership stakes in outside businesses. These actions may negatively impact our liquidity in the short-term.

In November 2012 GM Financial entered into agreements with Ally Financial to acquire Ally Financial's automotive finance and financial services businesses in Europe and Latin America and Ally Financial's equity interests in GMAC-SAIC for approximately $4.2 billion. GM Financial has completed the acquisitions of Ally Financial's European and Latin American automotive finance operations for $3.3 billion in 2013. Increases in GM Financial receivables and GM Financial Short-term and Long-term debt in 2013 compared to 2012 were due primarily to the acquisition. Refer to Note 3 to our consolidated financial statements for additional information on these acquisitions.

In April 2013 GM Korea made a payment of $0.7 billion to acquire, prior to the mandatory redemption date, the remaining balance of GM Korea's seven percent mandatorily redeemable preferred shares that had a carrying amount of $0.5 billion. We recorded the difference of $0.2 billion as a loss on extinguishment of debt.

In September 2013 we issued $4.5 billion in aggregate principal amount of senior unsecured notes comprising $1.5 billion of 3.5% notes due in 2018, $1.5 billion of 4.875% notes due in 2023 and $1.5 billion of 6.25% notes due in 2043. We used proceeds from the issuance of these notes to purchase 120 million shares of our Series A Preferred Stock from the New VEBA for a total

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

In October 2013 we used proceeds from the issuance of the senior unsecured notes to make a payment of $1.2 billion to prepay notes issued to the HCT. The HCT notes accrued interest at a 7% annual rate. This transaction and the purchase of the Series A Preferred Stock from the New VEBA lowered our overall cost of funding as the senior unsecured notes carry a lower interest rate than the dividends on the Series A Preferred Stock and the interest rate on the HCT notes.

In December 2013 we sold our investment in Ally Financial’s common stock for $0.9 billion. Also in December 2013 we sold our seven percent equity stake in PSA for $0.3 billion. These transactions released capital from non-core investment assets and allow the funds to be used for other corporate purposes.

Automotive

Available Liquidity

Total available liquidity includes cash, cash equivalents, marketable securities and funds available under credit facilities. At December 31, 2013 our total available liquidity was $38.3 billion, including funds available under credit facilities of $10.4 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Available liquidity held within North America and at our regional treasury centers represented approximately 84% of our available liquidity at December 31, 2013. A portion of our available liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods including intercompany loans to utilize these funds across our global operations as needed.

Our cash equivalents and marketable securities balances include investments in U.S. government and agency obligations, foreign government securities, time deposits and corporate debt securities, and are primarily denominated in U.S. Dollars. We expect to maintain a sufficient amount of CAD denominated cash investments to offset certain CAD denominated liabilities, which primarily relate to pension and OPEB liabilities. These cash investments will incur foreign currency exchange gains or losses based on the movement of the CAD in relation to the U.S. Dollar and will therefore reduce our net CAD foreign currency exchange exposure. We held cash investments in CAD denominated securities of $1.7 billion at December 31, 2013. These funds continue to be available to fund our normal ongoing operations and are included in our available liquidity.

Our investment guidelines, which we may change from time to time, prescribe certain minimum credit worthiness thresholds and limit our exposures to any particular sector, asset class, issuance or security type. Substantially all of our current investments in debt securities are with A/A2 or better rated issuers.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity and to fund working capital needs at certain of our subsidiaries. The total size of our credit facilities was $11.2 billion and $11.4 billion at December 31, 2013 and 2012. Our primary borrowing capacity under credit facilities comes from our secured revolving credit facilities comprising a three-year, $5.5 billion facility maturing in 2015 and a five-year, $5.5 billion facility maturing in 2017. We have not borrowed against these facilities, but have amounts in use under the letter of credit sub-facility of $0.6 billion at December 31, 2013. GM Financial has not borrowed against the three-year facility. Refer to Note 14 to our consolidated financial statements for additional details on our secured revolving credit facilities.

The following table summarizes our automotive available liquidity (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	December 31, 2013	December 31, 2012
Cash and cash equivalents	$18,947	$17,133
Marketable securities	8,972	8,988
Available liquidity	27,919	26,121
Available under credit facilities	10,404	11,119
Total available liquidity	$38,323	$37,240

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

Year Ended 2013 vs 2012
Operating cash flow	$11.0
Less: capital expenditures	(7.5)
Sale of investments in Ally Financial and PSA	1.2
Capital contribution to GM Financial for the acquisition of the Ally Financial international operations	(1.3)
Dividends paid	(0.9)
Decrease in available credit facilities	(0.7)
Effect of foreign currency	(0.4)
Other	(0.3)
Total change in available liquidity	$1.1

Cash Flow

The following tables summarize automotive cash flows from operating, investing and financing activities (dollars in billions):

	Years Ended December 31,
Operating Activities	2013	2012	2011
Net income	$4.7	$5.6	$8.9
Depreciation, amortization and impairments	7.6	38.5	7.3
Pension & OPEB activities	(0.8)	(0.5)	(3.0)
Working capital	(0.5)	(0.7)	(2.2)
Deferred tax valuation allowance release in the U.S. and Canada	—	(36.3)	—
Other	—	3.0	(3.6)
Cash flows from operating activities	$11.0	$9.6	$7.4

Depreciation, amortization and impairments included goodwill impairments of $0.5 billion, $27.1 billion and $1.3 billion and impairment charges of property and intangible assets of $1.4 billion, $5.5 billion and $0.1 billion in the year ended December 31, 2013, 2012 and 2011. In the year ended December 31, 2012 significant Pension and OPEB activities included contributions to the U.S. salaried pension plan of $2.3 billion for the purchase of annuity contracts and associated pension settlement charges of $2.7 billion. In the year ended December 31, 2011 significant Pension and OPEB activities included a cash contribution as part of the HCT settlement of $0.8 billion and a gain associated with the HCT settlement of $0.7 billion. In the year ended December 31, 2012 Other was due primarily to favorable movements in dealer and customer allowances of $0.9 billion, other deferred tax provisions of $0.9 billion and policy and warranty of $0.6 billion. In the year ended December 31, 2011 Other was due primarily to gains on the sale of our investments in New Delphi Class A Membership Interests and Ally Financial preferred stock of $2.0 billion, unfavorable movements in accrued and other liabilities of $0.7 billion and equipment on operating leases of $0.5 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,
Investing Activities	2013	2012	2011
Capital expenditures	$(7.5)	$(8.1)	$(6.2)
Liquidations (acquisitions) of marketable securities, net	0.1	6.9	(10.6)
Sale of our investment in Ally Financial	0.9	—	1.0
Sale of our investment in Delphi	—	—	3.8
Other	0.4	0.5	1.4
Cash flows from investing activities	$(6.1)	$(0.7)	$(10.6)

Changes in the (Acquisitions) liquidations of marketable securities, net were due to varying maturities of investments as we rebalanced our investment portfolio in the normal course of business. Other was due primarily to the release of restricted cash, including the release of $1.0 billion associated with the implementation of the HCT in the year ended December 31, 2011.

	Years Ended December 31,
Financing Activities	2013	2012	2011
Issuance of senior unsecured notes	$4.5	$—	$—
Prepayment of HCT notes	(1.1)	—	—
Early redemption of GM Korea preferred stock	(0.7)	(0.7)	—
Purchase of Series A Preferred Stock	(3.2)	—	—
Purchase of Common Stock (excluding charge related to purchase premium)	—	(5.1)	—
Dividends paid (excluding charge related to purchase of series A Preferred Stock)	(0.9)	(0.9)	(0.9)
Other	—	(0.4)	(1.0)
Cash flows from financing activities	$(1.4)	$(7.1)	$(1.9)

Other was due primarily to prepayments on debt facilities held by certain of our foreign subsidiaries, primarily in GMNA and GMSA, of $1.0 billion in the year ended December 31, 2011.

Free Cash Flow and Adjusted Free Cash Flow

The following table summarizes free cash flow and adjusted free cash flow (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
Operating cash flow	$11,021	$9,631	$7,429
Less: capital expenditures	(7,549)	(8,055)	(6,241)
Free cash flow	3,472	1,576	1,188
Adjustments	225	2,712	1,830
Adjusted free cash flow	$3,697	$4,288	$3,018

Adjustments to free cash flow included the following items: accrued interest on the prepayment of the HCT notes of $0.2 billion in October 2013 and pension contributions of $0.1 billion related to the previously announced annuitization of the U.S. salaried pension plan in March 2013; voluntary contributions to the U.S. salaried pension plan of $2.3 billion for the purchase of annuity contracts and the premium paid to purchase our common stock from the UST of $0.4 billion in December 2012; termination of in-transit wholesale advance agreement in GMNA resulting in an increase to accounts receivable of $1.1 billion and OPEB payments relating to the HCT settlement of $0.8 billion in 2011.

Status of Credit Ratings

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and S&P. DBRS Limited and Moody's currently rate our corporate credit at investment grade while Fitch and S&P currently rate our corporate credit at non-investment grade. The following table summarizes our credit ratings at January 30, 2014:

	Corporate	Secured Revolving Credit Facilities	Senior Unsecured	Outlook
DBRS Limited	BBB (low)	N/A	N/A	Stable
Fitch	BB+	BBB-	BB+	Positive
Moody's	Investment Grade	Baa2	Ba1	Stable
S&P	BB+	BBB	BB+	Positive

Rating actions taken by each of the credit rating agencies from January 1, 2013 through January 30, 2014 were as follows:

Fitch: September - Assigned a senior unsecured rating of BB+. August - Upgraded their outlook to positive from stable.

Moody’s: September - Upgraded corporate rating to an investment grade rating of Baa3 from Ba1, assigned a senior unsecured rating of Ba1 and changed their outlook to stable from positive.

S&P: September - Assigned a senior unsecured rating of BB+ and upgraded their outlook to positive from stable.

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

Automotive Financing - GM Financial

Liquidity Overview

GM Financial's primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt, borrowings under secured and unsecured debt, net proceeds from senior notes transactions and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases of finance receivables and leased vehicles, funding of commercial finance receivables, business acquisitions, repayment of secured and unsecured debt, funding credit enhancement requirements for secured debt, operating expenses and interest costs. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt.

Available Liquidity

The following table summarizes GM Financial's available liquidity for daily operations (dollars in millions):

	December 31, 2013	December 31, 2012
Cash and cash equivalents	$1,074	$1,289
Borrowing capacity on unpledged eligible assets	1,650	1,349
Borrowing capacity on committed unsecured lines of credit	615	—
Available liquidity	$3,339	$2,638

The increase in liquidity is due primarily to the net increase of $0.8 billion resulting from the Ally Financial international operations acquisition.

GM Financial has the ability to borrow up to $4.0 billion against our three-year $5.5 billion secured revolving credit facility subject to available capacity and borrowing base restrictions. In the event GM Financial borrows against the facility, it is expected such borrowings would be short-term in nature. The facility is not guaranteed or secured by any GM Financial assets or subsidiaries.

Credit Facilities

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured and structured as securitizations, or may be unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At December 31, 2013 secured and unsecured credit facilities totaled $15.6 billion and $4.0 billion, with advances outstanding of $9.0 billion and $3.0 billion.

GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain secured credit facilities. GM Financial’s secured credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios, and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict GM Financial’s ability to obtain additional borrowings under these agreements and/or remove GM Financial as servicer. At December 31, 2013 GM Financial was in compliance with all covenants related to its credit facilities.

Cash Flow

The following table summarizes GM Financial cash flows from operating, investing and financing activities (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$1,609	$974	$737
Net cash used in investing activities	$(8,215)	$(2,776)	$(2,112)
Net cash provided by financing activities	$5,143	$2,318	$1,520

Operating Activities

In the year ended December 31, 2013 net cash provided by operating activities increased by $0.6 billion due primarily to the acquisitions of Ally Financial international operations.

In the year ended December 31, 2012 net cash provided by operating activities increased by $0.2 billion due primarily to higher revenues resulting from a $2.4 billion increase in average earning assets.

Investing Activities

In the year ended December 31, 2013 net cash used in investing activities increased by $5.4 billion due primarily to: (1) increased funding of commercial finance receivables of $19.9 billion and purchase of consumer finance receivables of $4.0 billion; (2) net cash payment of $2.6 billion made in the current year on the acquisitions of Ally Financial international operations; (3) increased purchase of leased vehicles of $1.2 billion; and (4) increase in restricted cash of $0.6 billion; partially offset by (5) increased collections and recoveries on finance receivables of $22.8 billion.

In the year ended December 31, 2012 net cash used in investing activities increased by $0.7 billion due primarily to: (1) increased funding of commercial finance receivables of $1.2 billion and purchase of consumer finance receivables of $0.6 billion; and (2) increased purchase of leased vehicles of $0.2 billion; partially offset by (3) increased collections and recoveries on finance receivables of $1.0 billion.

Financing Activities

In the year ended December 31, 2013 net cash provided by financing activities increased by $2.8 billion due primarily to the increased borrowings under secured and unsecured debt and issuance of senior notes of $14.0 billion, partially offset by the increased debt repayment of $9.7 billion and the repayment of $1.4 billion in certain debt assumed as part of the Ally Financial international operations acquisitions.

In the year ended December 31, 2012 net cash provided by financing activities increased by $0.8 billion due primarily to a decrease in repayment of debt.

Defined Benefit Pension Plan Contributions

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Eligible U.S. salaried employees hired prior to January 2001 participated in a defined benefit pension plan which was frozen as of September 30, 2012. All eligible salaried employees now participate in a defined contribution plan. Hourly employees hired prior to October 2007 generally participate in plans which provide benefits of stated amounts for each year of service as well as supplemental benefits for employees who retire with 30 years of service before normal retirement age. Hourly employees hired after September 2007 participate in a defined contribution plan. Our policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable law and regulation, or to directly pay benefit payments where appropriate. At December 31, 2013 all legal funding requirements had been met. We expect to contribute $0.1 billion to our U.S. non-qualified plans and $0.7 billion to our non-U.S. pension plans in 2014.

The following table summarizes contributions made to the defined benefit pension plans or direct payments (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
U.S. hourly and salaried	$128	$2,420	$1,962
Non-U.S.	886	855	836
Total contributions	$1,014	$3,275	$2,798

We provided short-term, interest-free, unsecured loans of $2.2 billion to provide the U.S. salaried defined benefit pension plan with incremental liquidity to pay ongoing benefits and administrative costs. Through December 31, 2013 contributions of $1.7 billion were made from the $2.2 billion loans and the remaining amounts were repaid.

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

The following table summarizes the underfunded status of pension plans on a U.S. GAAP basis (dollars in millions):

	December 31, 2013	December 31, 2012
U.S. hourly and salaried	$6,552	$13,148
U.S. nonqualified	762	877
Total U.S. pension plans	7,314	14,025
Non-U.S.	12,542	13,760
Total underfunded	$19,856	$27,785

The decrease in underfunded status of the U.S. pension plans was due primarily to: (1) actuarial gains due primarily to discount rate increases of $7.7 billion; (2) actual return on plan assets of $2.1 billion; and (3) contributions of $0.1 billion; partially offset by (4) service and interest costs of $3.1 billion.

The decrease in underfunded status of the non-U.S. pension plans primarily in Canada, the United Kingdom and Germany was due primarily to: (1) actuarial gains due primarily to discount rate increases of $1.0 billion; (2) actual return on plan assets of $1.0 billion; and (3) contributions and benefit payments of $0.9 billion; partially offset by (4) service and interest costs of $1.4 billion; (5) net unfavorable foreign currency effect of $0.2 billion; and (6) business combinations of $0.1 billion.

Hourly and salaried OPEB plans provide postretirement life insurance to certain U.S. retirees and eligible dependents and postretirement health coverage to some U.S. retirees and eligible dependents. Certain of the non-U.S. subsidiaries have postretirement benefit plans, although most participants are covered by government sponsored or administered programs.

The following table summarizes the unfunded status of OPEB plans (dollars in millions):

	December 31, 2013	December 31, 2012
U.S. OPEB plans	$5,110	$6,271
Non-U.S. OPEB plans	1,238	1,528
Total unfunded	$6,348	$7,799

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Refer to Note 15 to our consolidated financial statements for the change in benefit obligations and related plan assets.

The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service (dollars in millions):

	Pension Benefits(a)		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2014	$5,780	$1,609	$376	$77
2015	$5,687	$1,597	$364	$65
2016	$5,475	$1,688	$352	$65
2017	$5,368	$1,711	$341	$65
2018	$5,210	$1,581	$332	$66
2019 - 2023	$24,019	$7,858	$1,576	$357
__________

(a)	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our Cash and cash equivalents.

Off-Balance Sheet Arrangements

We do not currently utilize off-balance sheet securitization arrangements. All trade or financing receivables and related obligations subject to securitization programs are recorded on our consolidated balance sheets at December 31, 2013 and 2012.

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers' commitments, certain product-related claims and third party commercial loans and other obligations. The maximum potential obligation under these commitments was $16.9 billion and $23.5 billion at December 31, 2013 and 2012.

Refer to Note 17 to our consolidated financial statements for additional information on guarantees we have provided.

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

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at December 31, 2013 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Payments Due by Period
	2014	2015-2016	2017-2018	2019 and after	Total
Automotive debt	$389	$26	$1,781	$4,741	$6,937
Automotive Financing debt	13,594	10,672	4,030	750	29,046
Capital lease obligations	154	230	297	284	965
Automotive interest payments(a)	362	635	552	2,944	4,493
Automotive Financing interest payments(b)	766	833	232	141	1,972
Postretirement benefits(c)	259	279	3	—	541
Contractual commitments for capital expenditures	224	—	—	—	224
Operating lease obligations	311	397	173	206	1,087
Other contractual commitments:
Material	947	991	117	30	2,085
Marketing	1,089	780	267	181	2,317
Rental car repurchases	3,761	—	—	—	3,761
Policy, product warranty and recall campaigns liability	2,628	3,266	1,153	246	7,293
Other	980	522	462	670	2,634
Total contractual commitments(d)(e)	$25,464	$18,631	$9,067	$10,193	$63,355

Non-contractual postretirement benefits(f)	$194	$567	$801	$11,136	$12,698
__________

(a)
Amounts include Automotive interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Automotive interest payments based on variable interest rates were determined using the interest rate in effect at December 31, 2013.

(b)
GM Financial interest payments were determined using the interest rate in effect at December 31, 2013 for floating rate debt and the contractual rates for fixed rate debt. GM Financial interest payments on floating rate tranches of the securitization notes payable were converted to a fixed rate based on the floating rate plus any expected hedge payments.

(c)
Amounts include OPEB payments under the current U.S. contractual labor agreements through 2015 and Canada labor agreements through 2016. Amounts do not include pension funding obligations, which are discussed below under the caption “Pension Funding Requirements.”

(d)
Amounts do not include future cash payments for long-term purchase obligations and other accrued expenditures (unless specifically listed in the table above) which were recorded in Accounts payable or Accrued liabilities at December 31, 2013.

(e)
Amounts exclude the future annual contingent obligations of Euro 265 million in the years 2013 to 2014 related to our Opel/Vauxhall restructuring plan. Refer to Note 17 to our consolidated financial statements for further detail.

(f)
Amounts include all expected future payments for both current and expected future service at December 31, 2013 for OPEB obligations for salaried employees and hourly OPEB obligations extending beyond the current North American union contract agreements. Amounts do not include pension funding obligations, which are discussed below under the caption “Pension Funding Requirements.”

The table above does not reflect unrecognized tax benefits of $2.5 billion due to the high degree of uncertainty regarding the future cash outflows associated with these amounts.

Pension Funding Requirements

We have implemented and completed a balance sheet derisking strategy, comprising certain actions related to our U.S. salaried pension plan. These actions included payment of lump-sums to retirees, the purchase of group annuity contracts from an insurance company and the settlement of other previously guaranteed obligations.

We do not have any required contributions payable to our U.S. qualified plans in 2014. We expect to contribute $0.1 billion to our U.S. non-qualified plans and $0.7 billion to our non-U.S. pension plans in 2014.

Critical Accounting Estimates

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in

GENERAL MOTORS COMPANY AND SUBSIDIARIES

making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. We have discussed the development, selection and disclosures of our critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosures relating to these estimates.

Pensions

The defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected long-term rate of return on plan assets and a discount rate. The expected long-term rate of return on U.S. plan assets that is utilized in determining pension expense is derived from periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks using standard deviations and correlations of returns among the asset classes that comprise the plans' asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.

In December 2013 an investment policy study was completed for the U.S. pension plans. The study resulted in new target asset allocations being approved for the U.S. pension plans with resulting changes to the expected long-term rate of return on assets. The weighted-average long-term rate of return on assets increased from 5.8% at December 31, 2012 to 6.5% at December 31, 2013 due primarily to higher yields on fixed income securities.

Another key assumption in determining net pension expense is the assumed discount rate to be used to discount plan obligations. We estimate this rate for U.S. plans using a cash flow matching approach, which uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate.

Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effects of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to expense over future periods. The unamortized pre-tax actuarial gain (loss) on our pension plans was $1.4 billion and $(6.2) billion at December 31, 2013 and 2012. The change is due primarily to the increase in discount rates.

The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant (dollars in millions):

	U.S. Plans		Non-U.S. Plans
	Effect on 2014 Pension Expense	Effect on December 31, 2013 PBO	Effect on 2014 Pension Expense	Effect on December 31, 2013 PBO
25 basis point decrease in discount rate	-$50	+$1,890	+$22	+$866
25 basis point increase in discount rate	+$50	-$1,830	-$21	-$821
25 basis point decrease in expected rate of return on assets	+$150	N/A	+$36	N/A
25 basis point increase in expected rate of return on assets	-$150	N/A	-$36	N/A

The following data illustrates the sensitivity of changes in pension expense and pension obligation based on the last remeasurement of the U.S. hourly pension plan at December 31, 2013 (dollars in millions):

	Effect on 2014 Pension Expense	Effect on December 31, 2013 PBO
Change in future benefit units
One percentage point increase in benefit units	+$69	+$206
One percentage point decrease in benefit units	-$66	-$200

Refer to Note 15 to our consolidated financial statements for the expected weighted-average long-term rate of return on plan assets, weighted-average discount rate on plan obligations and actual and expected return on plan assets. Refer to Note 2 to our consolidated financial statements for a discussion of the inputs used to determine fair value for each significant asset class or category.

Valuation of Deferred Tax Assets

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We evaluate the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years. Our accounting for deferred tax consequences represents our best estimate of future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. At December 31, 2013 we retained valuation allowances of $10.8 billion against deferred tax assets primarily in GME and South Korea business units with losses and in the U.S. and Canada related primarily to capital loss tax attributes and state operating loss carryforwards.

If law is enacted that reduces the U.S. statutory rate, we would record a significant reduction to the net deferred tax assets and a related increase to income tax expense in the period that includes the enactment date of the tax rate change.

Impairment of Goodwill

When applying fresh-start reporting, certain accounts, primarily employee benefit and income tax related, were recorded at amounts determined under specific U.S. GAAP rather than fair value and the difference between the U.S. GAAP and fair value amounts gave rise to goodwill, which is a residual. If all identifiable assets and liabilities had been recorded at fair value upon application of fresh-start reporting, no goodwill would have resulted. Goodwill established at fresh-start was $30.5 billion of which $30.4 billion has been impaired through December 31, 2013.

In the three months ended December 31, 2013 we performed our annual goodwill impairment testing as of October 1 for all reporting units with Goodwill. Our reporting units are GMNA, GME and various reporting units within the GMIO, GMSA and GM Financial segments. In the year ended December 31, 2013 we also performed event-driven goodwill impairment tests at various dates for certain of our reporting units. Based on our testing procedures we recorded Goodwill impairment charges of $0.5 billion in the year ended December 31, 2013 primarily associated with our GM Korea and GM India reporting units. Subsequent to the recording of the Goodwill impairment charges in the year ended December 31, 2013 we had Goodwill of $1.6 billion at December 31, 2013 which resulted primarily from the acquisition of AmeriCredit Corp in 2011.

Refer to Note 10 to our consolidated financial statements for additional information on goodwill impairments.

For purposes of our 2013 annual impairment testing procedures at October 1, 2013 the estimated fair value of GM Financial’s North American reporting unit exceeded its carrying amount by 29%. Due to anticipated changes in GM Financial's business model to continue to introduce higher credit quality products into its lending portfolio, the initial equity retention ratio assumption of 12.5% was forecasted to decrease to 7.5% by 2018 in the discounted cash flow analysis utilized for goodwill impairment testing purposes. Having higher credit quality products comprising a larger percentage of GM Financial's lending portfolio will require less equity. GM Korea's fair value continued to be below its carrying amount and GM India’s carrying amount became negative.

The key assumptions utilized in determining the fair value-to-U.S. GAAP differences giving rise to the implied goodwill for the reporting units requiring a Step 2 analysis are: (1) the determination of our nonperformance risk; (2) interest rates; (3) estimates of our employee benefit related obligations; and (4) the estimated timing of the utilization of our deferred tax assets, including our determination whether it is more likely than not that the deferred tax assets will be utilized. For the year ended December 31, 2013 GM Korea's goodwill assessment was most sensitive to our determination of estimates of our employee benefit related obligations and GM India’s was most sensitive to the estimated timing of the utilization of our deferred tax assets.

Impairment of Long-Lived Assets

The carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business are evaluated for impairment when events and circumstances warrant. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds the fair value for the long-lived assets or in certain cases, the asset group to be held and used. Product-specific long-lived asset groups are tested for impairment at the platform or vehicle line level. Non-product-specific long-lived assets are tested for impairment on a reporting unit basis in GMNA and GME and tested at or within our various reporting units within our GMIO, GMSA and GM Financial segments.

In December 2013 we: (1) announced our plans to cease mainstream distribution of Chevrolet brand in Western and Central Europe in 2015 due to the challenging business model and difficult economic situation in Europe; (2) announced plans to cease manufacturing at Holden by the end of 2017; and (3) performed a strategic assessment of GM India in response to lower than

GENERAL MOTORS COMPANY AND SUBSIDIARIES

expected sales performance of our current product offerings in India, higher raw material costs, unfavorable foreign exchange rates and recent deterioration in local market conditions. These triggered long-lived asset impairment analyses so we performed recoverability tests on the long-lived assets associated with these asset groups. Our tests concluded that the associated long-lived assets were not recoverable as the resulting undiscounted cash flows were less than their carrying amounts. We develop anticipated cash flows from historical experience and internal business plans.

We estimated the fair values of the associated long-lived assets to determine the impairment amount. Fair value is determined using either the market or sales comparison approach, cost approach or anticipated cash flows discounted at a rate commensurate with the risk involved. A considerable amount of management judgment was required in determining the fair value of the asset groups which requires the use of significant estimates and assumptions, considered to be Level 3 inputs. An in-exchange premise was determined to be the highest and best use of the assets which is different than the assets' current use due to: (1) expected losses to be incurred associated with the exit of Chevrolet from a mainstream presence in Western and Central Europe and the wind down of manufacturing activities at Holden; and (2) the lack of economic support due to declining operations for the existing long-lived assets at GM India. As a result in the three months ended December 31, 2013 we recorded total asset impairment charges of $1.1 billion in GMIO. Refer to Notes 9 and 11 to our consolidated financial statements for additional information on the impairment charges recorded and related fair value measurements.

While we believe our judgments and assumptions are reasonable, a change in assumptions underlying these estimates could result in a material effect to the consolidated financial statements. Long-lived assets could become impaired in the future as a result of declines in profitability due to significant changes in volume, pricing or costs.

Sales Incentives

The estimated effect of sales incentives to dealers and customers is recorded as a reduction of Automotive net sales and revenue, and in certain instances, as an increase to Automotive cost of sales, at the later of the time of sale or announcement of an incentive program to dealers. There may be numerous types of incentives available at any particular time, including a choice of incentives for a specific model. Incentive programs are generally brand specific, model specific or region specific and are for specified time periods, which may be extended. Significant factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product, product mix, the rate of customer acceptance of any incentive program and the likelihood that an incentive program will be extended, all of which are estimated based on historical experience and assumptions concerning customer behavior and future market conditions. When an incentive program is announced, the number of vehicles in dealer inventory eligible for the incentive program is determined and a reduction of Automotive net sales and revenue or increase to Automotive cost of sales is recorded in the period in which the program is announced. If the actual number of affected vehicles differs from this estimate, or if a different mix of incentives is actually paid, the reduction in Automotive net sales and revenue or increase to Automotive cost of sales for sales incentives could be affected. There are a multitude of inputs affecting the calculation of the estimate for sales incentives, and an increase or decrease of any of these variables could have a significant effect on recorded sales incentives.

Policy, Product Warranty and Recall Campaigns

The estimated costs related to policy and product warranties are accrued at the time products are sold. Estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued when they are deemed to be probable and can be reasonably estimated. These estimates are established using historical information on the nature, frequency and average cost of claims of each vehicle line or each model year of the vehicle line and assumptions about future activity and events. However where little or no claims experience exists for a model year or a vehicle line, the estimate is based on comparable models. Revisions are made when necessary based on changes in these factors. These estimates are re-evaluated on an ongoing basis. We actively study trends of claims and take action to improve vehicle quality and minimize claims. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. Due to the uncertainty and potential volatility of the factors contributing to developing estimates, changes in our assumptions could materially affect our results of operations.

Accounting Standards Not Yet Adopted

Accounting standards not yet adopted are discussed in Note 2 to our consolidated financial statements.

Forward-Looking Statements

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include among others the following:

•	Our ability to realize production efficiencies and to achieve reductions in costs as a result of our restructuring initiatives and labor modifications;

•	Our ability to maintain quality control over our vehicles and avoid material vehicle recalls;

•	Our ability to maintain adequate liquidity and financing sources including as required to fund our planned significant investment in new technology;

•	Our ability to realize successful vehicle applications of new technology;

•	Shortages of and increases or volatility in the price of oil, including as a result of political instability in the Middle East and African nations;

•	Our ability to continue to attract customers, particularly for our new products, including cars and crossover vehicles;

•	Availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

•	The ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules;

•	Our ability to manage the distribution channels for our products;

•	Our ability to successfully restructure our European and consolidated international operations;

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following analyses provide quantitative information regarding exposure to foreign currency exchange rate risk and interest rate risk. Sensitivity analysis is used to measure the potential loss in the fair value of financial instruments with exposure to market risk. The models used assume instantaneous, parallel shifts in exchange rates and interest rate yield curves. For options and other instruments with nonlinear returns, models appropriate to these types of instruments are utilized to determine the effect of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, due primarily to the assumption that interest rates change in a parallel fashion and that spot exchange rates change instantaneously. In addition the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled and do not contemplate the effects of correlations between foreign currency pairs or offsetting long-short positions in currency pairs which may significantly reduce the potential loss in value.

Foreign Currency Exchange Rate Risk

We have foreign currency exposures related to buying, selling and financing in currencies other than the functional currencies of the operations. At December 31, 2013 our most significant foreign currency exposures were the Euro/British Pound, U.S. Dollar/Korean Won, Euro/Korean Won and Euro/U.S. Dollar. Derivative instruments such as foreign currency forwards, swaps and options are used primarily to hedge exposures with respect to forecasted revenues, costs and commitments denominated in foreign currencies. At December 31, 2013 such contracts had remaining maturities of up to 23 months.

At December 31, 2013 and 2012 the net fair value liability of financial instruments with exposure to foreign currency risk was $1.0 billion and $4.0 billion. This presentation utilizes a population of foreign currency exchange derivatives, embedded derivatives and foreign currency denominated debt and excludes the offsetting effect of foreign currency cash, cash equivalents and other assets. The potential loss in fair value for such financial instruments from a 10% adverse change in all quoted foreign currency exchange rates would be $195 million and $671 million at December 31, 2013 and 2012.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial condition.

The following table summarizes the amounts of automotive foreign currency translation and transaction and remeasurement losses (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,
	2013	2012
Foreign currency translation losses recorded in Accumulated other comprehensive loss	$729	$118
Losses resulting from foreign currency transactions and remeasurements recorded in earnings	$352	$117

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates related to certain financial instruments, primarily debt, capital lease obligations and certain marketable securities. At December 31, 2013 we did not have any interest rate swap positions to manage interest rate exposures in our automotive operations. At December 31, 2013 and 2012 the fair value liability of debt and capital leases was $6.8 billion and $5.3 billion. The potential increase in fair value resulting from a 10% decrease in quoted interest rates would be $251 million and $112 million at December 31, 2013 and 2012.

At December 31, 2013 and 2012 we had marketable securities of $7.2 billion and $3.8 billion classified as available-for sale and $1.7 billion and $5.2 billion classified as trading. The potential decrease in fair value from a 50 basis point increase in interest rates would be insignificant at December 31, 2013 and 2012.

Automotive Financing - GM Financial

Fluctuations in market interest rates can affect GM Financial's secured and unsecured debt. GM Financial's gross interest rate spread, which is the difference between: (1) interest earned on finance receivables, other income and lease contracts; and (2) interest paid, is affected by changes in interest rates as a result of GM Financial's dependence upon the issuance of variable rate securities and the incurrence of variable rate debt to fund purchases of finance receivables and leased vehicles.

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

Securitizations

In GM Financial's securitization transactions it can transfer fixed rate finance receivables to securitization trusts that, in turn, sell either fixed rate or floating rate securities to investors. Derivative financial instruments, such as interest rate swaps and caps, are used to manage the gross interest rate spread on the floating rate transactions.

GM Financial had interest rate swaps and caps in asset positions with notional amounts of $3.8 billion and $0.8 billion at December 31, 2013 and 2012. GM Financial had interest rate swaps and caps in liability positions with notional amounts of $5.5 billion and $0.8 billion at December 31, 2013 and 2012. The fair value of these derivative financial instruments was insignificant.

Foreign Currency Exchange Rate Risk

GM Financial is exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations, primarily those acquired from Ally Financial at various dates in 2013, into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect GM Financial's financial condition.

In connection with the closing of certain acquisitions of Ally Financial's international operations, GM Financial provided loans denominated in foreign currencies (Euro, British Pound and Swedish Krona) to acquired entities that had an equivalent balance of $1.7 billion at December 31, 2013. GM Financial purchased foreign exchange swaps to offset any valuation change in the loans due to changes in foreign exchange rates. The fair value of these foreign exchange swaps was insignificant.

The following table summarizes GM Financial's interest rate sensitive assets and liabilities, excluding derivatives, by year of expected maturity and the fair value of those assets and liabilities at December 31, 2013 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ending December 31,						December 31, 2013
	2014	2015	2016	2017	2018	Thereafter	Fair Value
Assets
Consumer finance receivables
Principal amounts	$9,576	$6,642	$4,162	$2,050	$820	$290	$22,652
Weighted-average annual percentage rate	10.76%	10.97%	11.17%	11.73%	12.28%	12.80%
Commercial finance receivables
Principal amounts	$5,731	$22	$25	$94	$117	$6	$6,016
Weighted-average annual percentage rate	6.82%	4.73%	4.59%	4.50%	7.40%	5.69%

Liabilities
Credit facilities
Principal amounts	$6,297	$1,699	$796	$224	$19	$—	$8,995
Weighted-average interest rate	4.95%	6.39%	6.39%	8.17%	8.34%	—%
Securitization notes
Principal amounts	$5,218	$4,084	$2,321	$1,114	$348	$—	$13,175
Weighted-average interest rate	1.91%	2.12%	2.40%	2.71%	2.88%	—%
Senior notes
Principal amounts	$—	$—	$1,000	$1,000	$1,250	$750	$4,106
Weighted-average interest rate	—%	—%	2.75%	4.75%	4.65%	4.25%

The following table summarizes GM Financial's interest rate sensitive assets and liabilities, excluding derivatives, by year of expected maturity and the fair value of those assets and liabilities at December 31, 2012 (dollars in millions):

	Years Ended and Ending December 31,						December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Fair Value
Assets
Consumer finance receivables
Principal amounts	$4,108	$2,860	$1,895	$1,209	$673	$315	$10,759
Weighted-average annual percentage rate	14.54%	14.39%	14.25%	14.10%	13.95%	13.84%
Commercial finance receivables
Principal amounts	$507	$6	$3	$3	$35	$6	$554
Weighted-average annual percentage rate	3.78%	3.80%	3.76%	3.78%	3.47%	4.53%

Liabilities
Credit facilities
Principal amounts	$354	$—	$—	$—	$—	$—	$354
Weighted-average interest rate	0.64%	—%	—%	—%	—%	—%
Securitization notes
Principal amounts	$3,406	$2,324	$1,772	$1,073	$438	$—	$9,171
Weighted-average interest rate	2.33%	2.70%	3.03%	3.05%	2.99%	—%
Senior notes
Principal amounts	$—	$—	$—	$—	$1,000	$500	$1,620
Weighted-average interest rate	—%	—%	—%	—%	4.75%	6.75%

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

*  *  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Company, its Directors, and Stockholders:

We have audited the internal control over financial reporting of General Motors Company and subsidiaries (the Company) as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 6, 2014 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company's adoption of a revised accounting standard related to comprehensive income.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Detroit, Michigan
February 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Company, its Directors, and Stockholders:

We have audited the accompanying Consolidated Balance Sheets of General Motors Company and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Company and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted amendments in Accounting Standards Update (ASU) 2013-02 to Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, effective January 1, 2013.

As discussed in Note 10 to the consolidated financial statements, the Company adopted amendments in ASU 2010-28 to ASC Topic 350, Intangibles-Goodwill and Other, effective January 1, 2011.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Detroit, Michigan
February 6, 2014

Item 8. Financial Statements and Supplementary Data

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net sales and revenue
Automotive	$152,092	$150,295	$148,866
GM Financial	3,335	1,961	1,410
Total	155,427	152,256	150,276
Costs and expenses
Automotive cost of sales	134,925	140,236	130,386
GM Financial operating and other expenses	2,448	1,207	785
Automotive selling, general and administrative expense	12,382	14,031	12,163
Goodwill impairment charges (Note 10)	541	27,145	1,286
Total costs and expenses	150,296	182,619	144,620
Operating income (loss)	5,131	(30,363)	5,656
Automotive interest expense	334	489	540
Interest income and other non-operating income, net (Note 20)	1,063	845	851
Gain (loss) on extinguishment of debt (Note 14)	(212)	(250)	18
Equity income and gain on investments (Note 8)	1,810	1,562	3,192
Income (loss) before income taxes	7,458	(28,695)	9,177
Income tax expense (benefit) (Note 18)	2,127	(34,831)	(110)
Net income	5,331	6,136	9,287
Net (income) loss attributable to noncontrolling interests	15	52	(97)
Net income attributable to stockholders	$5,346	$6,188	$9,190

Net income attributable to common stockholders	$3,770	$4,859	$7,585

Earnings per share (Note 22)
Basic
Basic earnings per common share	$2.71	$3.10	$4.94
Weighted-average common shares outstanding	1,393	1,566	1,536
Diluted
Diluted earnings per common share	$2.38	$2.92	$4.58
Weighted-average common shares outstanding	1,676	1,675	1,668

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2013	2012	2011
Net income	$5,331	$6,136	$9,287
Other comprehensive income (loss), net of tax (Note 21)
Foreign currency translation adjustments	(733)	(103)	(183)
Cash flow hedging gains (losses), net	—	(2)	25
Unrealized gains (losses) on securities, net	(39)	45	1
Defined benefit plans, net	5,693	(2,120)	(6,958)
Other comprehensive income (loss), net of tax	4,921	(2,180)	(7,115)
Comprehensive income	10,252	3,956	2,172
Comprehensive (income) loss attributable to noncontrolling interests	33	41	(87)
Comprehensive income attributable to stockholders	$10,285	$3,997	$2,085

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$20,021	$18,422
Marketable securities (Note 5)	8,972	8,988
Restricted cash and marketable securities (Note 5)	1,247	686
Accounts and notes receivable (net of allowance of $344 and $311; Note 2)	8,535	10,395
GM Financial receivables, net (Note 4)(including SPE receivables of $10,001 and $3,444; Note 12)	14,278	4,044
Inventories (Note 6)	14,039	14,714
Equipment on operating leases, net (Note 7)	2,398	1,782
Deferred income taxes (Note 18)	10,349	9,429
Other current assets	1,662	1,536
Total current assets	81,501	69,996
Non-current Assets
Restricted cash and marketable securities (Note 5)	829	682
GM Financial receivables, net (Note 4)(including SPE receivables of $11,216 and $6,458; Note 12)	14,354	6,954
Equity in net assets of nonconsolidated affiliates (Note 8)	8,094	6,883
Property, net (Note 9)	25,867	24,196
Goodwill (Note 10)	1,560	1,973
Intangible assets, net (Note 11)	5,668	6,809
GM Financial equipment on operating leases, net (Note 7)(including SPE assets of $1,803 and $540; Note 12)	3,383	1,649
Deferred income taxes (Note 18)	22,736	27,922
Other assets	2,352	2,358
Total non-current assets	84,843	79,426
Total Assets	$166,344	$149,422
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$23,621	$25,166
Short-term debt and current portion of long-term debt (Note 14)
Automotive (including certain debt at VIEs of $219 and $228; Note 12)	564	1,748
GM Financial (including certain debt at VIEs of $10,088 and $3,770; Note 12)	13,594	3,770
Accrued liabilities (Note 13)	24,633	23,308
Total current liabilities	62,412	53,992
Non-current Liabilities
Long-term debt (Note 14)
Automotive (including certain debt at VIEs of $23 and $122; Note 12)	6,573	3,424
GM Financial (including certain debt at VIEs of $9,330 and $5,608; Note 12)	15,452	7,108
Postretirement benefits other than pensions (Note 15)	5,897	7,309
Pensions (Note 15)	19,483	27,420
Other liabilities and deferred income taxes (Note 13)	13,353	13,169
Total non-current liabilities	60,758	58,430
Total Liabilities	123,170	112,422
Commitments and contingencies (Note 17)
Equity (Note 21)
Preferred stock, $0.01 par value
Series A	3,109	5,536
Series B	—	4,855
Common stock, $0.01 par value	15	14
Additional paid-in capital	28,780	23,834
Retained earnings	13,816	10,057
Accumulated other comprehensive loss	(3,113)	(8,052)
Total stockholders’ equity	42,607	36,244
Noncontrolling interests	567	756
Total Equity	43,174	37,000
Total Liabilities and Equity	$166,344	$149,422
Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$5,331	$6,136	$9,287
Depreciation, impairment charges and amortization expense	8,041	38,762	7,427
Foreign currency remeasurement and transaction losses	350	117	55
Amortization of discount and issuance costs on debt issues	114	188	160
Undistributed earnings of nonconsolidated affiliates and gain on investments	(92)	(179)	(1,947)
Pension contributions and OPEB payments	(1,458)	(3,759)	(2,269)
Pension and OPEB (income) expense, net	638	3,232	(755)
(Gains) losses on extinguishment of debt	212	250	(18)
Provision (benefit) for deferred taxes	1,561	(35,561)	(318)
Change in other operating assets and liabilities (Note 26)	(1,326)	630	(4,122)
Other operating activities	(741)	789	666
Net cash provided by operating activities	12,630	10,605	8,166
Cash flows from investing activities
Expenditures for property	(7,565)	(8,068)	(6,249)
Available-for-sale marketable securities, acquisitions	(6,754)	(4,650)	(20,535)
Trading marketable securities, acquisitions	(3,214)	(6,234)	(6,571)
Available-for-sale marketable securities, liquidations	3,566	10,519	15,825
Trading marketable securities, liquidations	6,538	7,267	660
Acquisition of companies, net of cash acquired	(2,623)	(44)	(53)
Proceeds from sale of business units/investments, net of cash disposed	896	18	4,821
Increase in restricted cash and marketable securities	(984)	(661)	(728)
Decrease in restricted cash and marketable securities	1,107	1,526	2,067
Purchases and funding of finance receivables	(30,727)	(6,789)	(5,012)
Principal collections and recoveries on finance receivables	27,444	4,674	3,719
Purchases of leased vehicles, net	(2,254)	(1,050)	(837)
Proceeds from termination of leased vehicles	217	59	47
Other investing activities	(9)	(72)	106
Net cash used in investing activities	(14,362)	(3,505)	(12,740)
Cash flows from financing activities
Net increase (decrease) in short-term debt	156	(247)	131
Proceeds from issuance of debt (original maturities greater than three months)	28,041	9,036	9,034
Payments on debt (original maturities greater than three months)	(20,191)	(7,377)	(8,468)
Payments to purchase stock	(2,438)	(5,098)	—
Dividends paid (including charge related to purchase of Series A Preferred Stock)	(1,687)	(939)	(916)
Other financing activities	(150)	(116)	(139)
Net cash provided by (used in) financing activities	3,731	(4,741)	(358)
Effect of exchange rate changes on cash and cash equivalents	(400)	(8)	(253)
Net increase (decrease) in cash and cash equivalents	1,599	2,351	(5,185)
Cash and cash equivalents at beginning of period	18,422	16,071	21,256
Cash and cash equivalents at end of period	$20,021	$18,422	$16,071
Significant Non-cash Activity
Investing Cash Flows
Non-cash property additions	$3,224	$3,879	$3,689
Financing Cash Flows
Contribution of common stock to U.S. hourly and salaried pension plans (Note 15)			$1,864
Notes issued to settle CAW hourly retiree healthcare plan (Note 15)			$1,122
Mandatory conversion of Series B Preferred Stock into common stock (Note 21)	$4,854

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
			Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$5,536	$4,855	$15	$24,257	$266	$1,251	$979	$37,159
Effect of adoption of amendments in ASU 2010-28 regarding goodwill impairment (Note 10)	—	—	—	—	(1,466)	—	—	(1,466)
Net income	—	—	—	—	9,190	—	97	9,287
Other comprehensive loss	—	—	—	—	—	(7,105)	(10)	(7,115)
Purchase of noncontrolling interest shares	—	—	—	41	—	(7)	(134)	(100)
Exercise of common stock warrants	—	—	—	11	—	—	—	11
Stock based compensation	—	—	—	219	—	—	—	219
Pension plan stock contribution (Note 15)	—	—	1	1,863	—	—	—	1,864
Cash dividends on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(859)	—	—	(859)
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(54)	(54)
Other	—	—	—	—	52	—	(7)	45
Balance December 31, 2011	5,536	4,855	16	26,391	7,183	(5,861)	871	38,991
Net income	—	—	—	—	6,188	—	(52)	6,136
Other comprehensive income (loss)	—	—	—	—	—	(2,191)	11	(2,180)
Purchase and retirement of common stock	—	—	(2)	(2,652)	(2,455)	—	—	(5,109)
Exercise of common stock warrants	—	—	—	5	—	—	—	5
Stock based compensation	—	—	—	89	—	—	—	89
Conversion of Series B Preferred Stock to common stock	—	—	—	1	—	—	—	1
Cash dividends on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(859)	—	—	(859)
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(80)	(80)
Other	—	—	—	—	—	—	6	6
Balance December 31, 2012	5,536	4,855	14	23,834	10,057	(8,052)	756	37,000
Net income	—	—	—	—	5,346	—	(15)	5,331
Other comprehensive income (loss)	—	—	—	—	—	4,939	(18)	4,921
Purchase and cancellation of Series A Preferred Stock	(2,427)	—	—	—	—	—	—	(2,427)
Exercise of common stock warrants	—	—	—	3	—	—	—	3
Stock based compensation	—	—	—	75	—	—	—	75
Conversion of Series B Preferred Stock to common stock	—	(4,855)	1	4,854	—	—	—	—
Cash dividends paid on Series A Preferred Stock, charge related to purchase of Series A Preferred Stock and dividends on Series B Preferred Stock	—	—	—	—	(1,587)	—	—	(1,587)
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(82)	(82)
Other	—	—	—	14	—	—	(74)	(60)
Balance December 31, 2013	$3,109	$—	$15	$28,780	$13,816	$(3,113)	$567	$43,174

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation

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

Certain prior year amounts were reclassified to conform to our current year presentation.

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

Note 2. Significant Accounting Policies

The accounting policies which follow are utilized by our automotive and automotive financing operations, unless otherwise indicated.

Revenue Recognition

Automotive

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Automotive net sales and revenue are primarily composed of revenue generated from the sale of vehicles. Vehicle sales are recorded when title and all risks and rewards of ownership have passed to our customers. For the majority of our automotive sales this occurs when a vehicle is released to the carrier responsible for transporting to a dealer and when collectability is reasonably assured. Vehicle sales are recorded when the vehicle is delivered to the dealer in most remaining cases. Provisions for recurring dealer and customer sales and leasing incentives, consisting of allowances and rebates, are recorded as reductions to Automotive net sales and revenue at the time of vehicle sales. All other incentives, allowances and rebates related to vehicles previously sold are recorded as reductions to Automotive net sales and revenue when announced.

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

Automotive Financing - GM Financial

Finance income earned on receivables is recognized using the effective interest method for consumer financing receivables and accrual method for commercial financing receivables. Fees and commissions (including incentive payments) received and direct costs of originating loans are deferred and amortized over the term of the related finance receivables using the effective interest method and are removed from the consolidated balance sheets when the related finance receivables are sold, charged off or paid in full. Accrual of finance charge income is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession. Payments received on nonaccrual loans are first applied to any fees due, then to any interest due and then any remaining amounts are recorded to principal. Interest accrual generally resumes once an account has received payments bringing the delinquency to less than 60 days past due.

Income from operating lease assets, which includes lease origination fees, net of lease origination costs and incentives, is recorded as operating lease revenue on a straight-line basis over the term of the lease agreement.

Advertising and Promotion Expenditures

Advertising and promotion expenditures, which are expensed as incurred, were $5.5 billion, $5.4 billion and $5.2 billion in the years ended December 31, 2013, 2012 and 2011.

Research and Development Expenditures

Research and development expenditures, which are expensed as incurred, were $7.2 billion, $7.4 billion and $8.1 billion in the years ended December, 31 2013, 2012 and 2011.

Cash Equivalents

Cash equivalents are defined as short-term, highly-liquid investments with original maturities of 90 days or less.

Allowance for Doubtful Accounts

The following table summarizes activity in our allowance for doubtful accounts and notes receivable (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$311	$331	$252
Amounts charged (credited) to costs and expenses	61	(10)	159
Deductions	(24)	(46)	(83)
Other	(4)	36	3
Balance at end of period	$344	$311	$331

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

Marketable Securities

We classify marketable securities as available-for-sale or trading. Various factors, including turnover of holdings and investment guidelines, are considered in determining the classification of securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses recorded net of related income taxes in Accumulated other comprehensive loss until realized. Trading securities are recorded at fair value with changes in fair value recorded in Interest income and other non-operating income, net. We determine realized gains and losses for all securities using the specific identification method.

We measure the fair value of our marketable securities using a market approach where identical or comparable prices are available and an income approach in other cases. Securities are classified in Level 1 when quoted prices in an active market for identical securities are available. If quoted market prices are not available, fair values of securities are determined using prices from a pricing service, pricing models, quoted prices of securities with similar characteristics or discounted cash flow models and are generally classified in Level 2. These prices represent non-binding quotes. U.S. government and agency securities, sovereign debt and corporate debt securities are classified in Level 2. Our pricing service utilizes industry-standard pricing models that consider various inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads and benchmark securities as well as other relevant economic measures. We conduct an annual review of our pricing service. This review includes discussion and analysis of the inputs used by the pricing service to provide prices for the types of securities we hold. These inputs include prices for comparable securities, bid/ask quotes, interest rate yields and prepayment speeds. Based on our review we believe the prices received from our pricing service are a reliable representation of exit prices. Securities are classified in Level 3 in certain cases where there are unobservable inputs to the valuation in the marketplace. Level 3 financial instruments typically include, in addition to the unobservable inputs, observable components that are validated to external sources.

An evaluation is made quarterly to determine if unrealized losses related to non-trading investments in securities are other-than-temporary. Factors considered in determining whether a loss on a marketable security is other-than-temporary include: (1) the length of time and extent to which the fair value has been below cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent to sell or likelihood to be forced to sell the security before any anticipated recovery.

Finance Receivables

As the result of our October 2010 acquisition of GM Financial and GM Financial's acquisition of the Ally Financial, Inc. (Ally Financial) international operations, finance receivables are reported in two portfolios: pre-acquisition and post-acquisition portfolios. The pre-acquisition finance receivables portfolio consists of finance receivables that were considered to have had deterioration in credit quality at the time they were acquired with the acquisition of GM Financial or the acquisition of the Ally Financial international operations. The pre-acquisition portfolio will decrease over time with the amortization of the acquired receivables. The post-acquisition finance receivables portfolio consists of finance receivables that were considered to have had no deterioration in credit quality at the time they were acquired with the acquisition of the Ally Financial international operations and finance receivables originated since the acquisitions of GM Financial and the Ally Financial international operations. The post-acquisition portfolio is expected to grow over time as GM Financial originates new receivables.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Pre-Acquisition Consumer Finance Receivables

At the time of acquisitions the receivables were recorded at fair value. The pre-acquisition finance receivables were acquired at a discount, which contains two components: a non-accretable difference and an accretable yield. The accretable yield is recorded as finance charge income over the life of the acquired receivables.

Any deterioration in the performance of the pre-acquisition finance receivables from their expected performance will result in an incremental provision for loan losses. Improvements in the performance of the pre-acquisition finance receivables will result first in the reversal of any incremental related allowance for loan losses and then in a transfer of the excess from the non-accretable difference to accretable yield, which will be recorded as finance charge income over the remaining life of the receivables.

Post-Acquisition Consumer Finance Receivables and Allowance for Loan Losses

Post-acquisition finance receivables originated since the acquisitions of GM Financial and the Ally Financial international operations are carried at amortized cost, net of allowance for loan losses.

The component of the allowance for consumer finance receivables that are collectively evaluated for impairment is based on a statistical calculation supplemented by management judgment. GM Financial uses a combination of forecasting models to determine the allowance for loan losses. Factors that are considered when estimating the allowance include loss confirmation period, historical delinquency migration to loss, probability of default and loss given default. The loss confirmation period is a key assumption within the models, which represents the average amount of time between when a loss event first occurs to when the receivable is charged-off.

Consumer finance receivables that become classified as troubled debt restructurings (TDRs) are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate.

The finance receivables acquired with Ally Financial international operations that were considered to have no deterioration in credit quality at the time of acquisition were recorded at fair value. The purchase discount will accrete to income over the life of the receivables, based on contractual cash flows, using the effective interest method. Provisions for loan losses are charged to operations in amounts equal to net credit losses for the period. Any subsequent deterioration in the performance of the acquired receivables will result in an incremental provision for loan losses.

Inventory

Inventories are stated at the lower of cost or market. Market, which represents selling price less cost to sell, considers general market and economic conditions, periodic reviews of current profitability of vehicles, product warranty costs and the effect of current and expected incentive offers at the balance sheet date. Market for off-lease and other vehicles is current auction sales proceeds less disposal and warranty costs. Productive material, work in process, supplies and service parts are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete.

Equipment on Operating Leases, net

Equipment on operating leases, net is reported at cost, less accumulated depreciation, net of origination fees or costs, and lease incentives. Estimated income from operating lease assets, which includes lease origination fees, net of lease origination costs, is recorded as operating lease revenue on a straight-line basis over the term of the lease agreement. Leased vehicles are depreciated on a straight-line basis to an estimated residual value over the term of the lease agreements.

We have significant investments in vehicles in operating lease portfolios, which are composed of vehicle leases to retail customers with lease terms of up to 60 months and vehicles leased to rental car companies with lease terms that average eight months or less. We are exposed to changes in the residual values of those assets. For impairment purposes the residual values represent estimates of the values of the vehicles leased at the end of the lease contracts and are determined based on forecasted auction proceeds when there is a reliable basis to make such a determination. Realization of the residual values is dependent on the future ability to market the vehicles under the prevailing market conditions. The adequacy of the estimate of the residual value is evaluated over the life of the lease and adjustments may be made to the extent the expected value of the vehicle at lease termination changes. Adjustments may be in the form of revisions to the depreciation rate or recognition of an impairment charge. Impairment is determined to exist

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

if the expected future cash flows, which include estimated residual values, are lower than the carrying amount of the vehicles leased. If the carrying amount is considered impaired, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the anticipated cash flows, including estimated residual values.

In our Automotive operations when a leased vehicle is returned the asset is reclassified from Equipment on operating leases, net to Inventories at the lower of cost or estimated selling price, less cost to sell. In our Automotive Finance operations when a leased vehicle is returned or repossessed the asset is recorded in Other assets at the lower of cost or estimated selling price, less costs to sell. Upon disposition a gain or loss is recorded for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset.

Impairment charges related to Equipment on operating leases, net are recorded in Automotive cost of sales or GM Financial operating and other expenses.

Valuation of Cost and Equity Method Investments

When events and circumstances warrant, investments accounted for under the cost or equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an investment below its carrying amount is determined to be other-than-temporary. In determining if a decline is other-than-temporary, factors such as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the affiliate and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery are considered. Impairment charges related to equity method investments are recorded in Equity income and gain on investments. Impairment charges related to cost method investments are recorded in Interest income and other non-operating income, net.

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

Goodwill

Goodwill arises from the application of fresh-start reporting and acquisitions accounted for as business combinations. Goodwill is tested for impairment for all reporting units on an annual basis during the fourth quarter, or more frequently if events occur or circumstances change that would warrant such a review. When the fair value of a reporting unit falls below its carrying amount an impairment charge is recorded for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values of reporting units are established using a discounted cash flow method. Where available and as appropriate, comparative market multiples and the quoted market price for our common stock are used to corroborate the results of the discounted cash flow method. Our reporting units are GMNA and GME and various reporting units within the GMIO, GMSA and GM Financial segments. Due to the integrated nature of our manufacturing operations and the sharing of assets, other resources and vehicle platforms among brands within GMNA and GME and because financial information by brand or country is not discrete below the operating segment level, GMNA and GME do not contain reporting units below the operating segment level. GMIO, GMSA and GM Financial are

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

less integrated given the lack of regional trade pacts and other unique geographical differences and thus contain separate reporting units below the operating segment level. Goodwill would be reassigned on a relative-fair-value basis to a portion of a reporting unit to be disposed of or upon the reorganization of the composition of one or more of our reporting units, unless the reporting unit was never integrated.

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

Valuation of Long-Lived Assets

The carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business are evaluated for impairment when events and circumstances warrant. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds fair value. Product-specific long-lived asset groups are tested for impairment at the platform or vehicle line level and consider their geographical location. Non-product specific long-lived assets are tested for impairment on a reporting unit basis in GMNA and GME and tested at or within our various reporting units within our GMIO, GMSA and GM Financial segments. Fair value is determined using either the market or sales comparison approach, cost approach or anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held for use until disposition. Product-specific assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs.

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

The cost of medical, dental, legal service and life insurance benefits provided through postretirement benefit plans is recorded in the period employees provide service. The cost of postretirement plan amendments that provide for benefits already earned by plan participants is amortized over the expected period of benefit which may be the average period to full eligibility or the average life expectancy of the plan participants, or the period to the plan's termination date for a plan which provides legal services.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The benefit obligation for pension plans in Canada, the United Kingdom and Germany represents 92% of the non-U.S. pension benefit obligation at December 31, 2013. The discount rates for plans in Canada, the United Kingdom and Germany are determined using a cash flow matching approach, similar to the U.S. approach.

In countries other than the U.S., Canada, the United Kingdom and those located in the Eurozone discount rates are established depending on the local financial markets, using a high quality yield curve based on local bonds, a yield curve adjusted to reflect local conditions or local actuarial standards.

Plan Asset Valuation

Cash Equivalents and Other Short-Term Investments

Money market funds and other similar short-term investment funds are valued using the net asset value per share (NAV). Prices for short-term debt securities are received from independent pricing services or from dealers who make markets in such securities. Independent pricing services utilize matrix pricing which considers readily available inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type as well as dealer supplied prices. Money market mutual funds which provide investors with the ability to redeem their interests on a daily basis and for which NAVs are publicly available are classified in Level 1. Other cash equivalents and short-term investments are classified in Level 2.

Common and Preferred Stock

Common and preferred stock for which market prices are readily available at the measurement date are valued at the last reported sale price or official closing price on the primary market or exchange on which they are actively traded and are classified in Level 1. Such equity securities for which the market is not considered to be active are valued via the use of observable inputs, which may include, among others, the use of adjusted market prices last available, bids or last available sales prices and/or other observable inputs and are classified in Level 2. Common and preferred stock classified in Level 3 are those privately issued securities or other issues that are valued via the use of valuation models using significant unobservable inputs that generally consider among others, aged (stale) pricing, earnings multiples, discounted cash flows and/or other qualitative and quantitative factors.

Fixed Income Securities

Fixed income securities are valued based on quotations received from independent pricing services or from dealers who make markets in such securities. Debt securities which are priced via the use of pricing services that utilize matrix pricing which considers readily observable inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type as well as dealer supplied prices, are classified in Level 2. Fixed income securities within this category that are typically priced by dealers and pricing services via the use of proprietary pricing models which incorporate significant unobservable inputs are classified in Level 3. These inputs primarily consist of yield and credit spread assumptions, discount rates, prepayment curves, default assumptions and recovery rates.

Investment Funds, Private Equity and Debt Investments and Real Estate Investments

Investments in exchange traded funds, real estate investment trusts and mutual funds, for which market quotations are generally readily available, are valued at the last reported sale price, official closing price or publicly available NAV (or its equivalent) on the primary market or exchange on which they are traded and are classified in Level 1. Investments in private investment funds (including hedge funds, private equity funds and real estate funds) are generally valued based on their respective NAV (or its equivalent), as a practical expedient to estimate fair value due to the absence of readily available market prices. Investments in private investment funds, which may be fully redeemed at NAV in the near-term are generally classified in Level 2. Investments in funds, which may not be fully redeemed at NAV in the near-term, are generally classified in Level 3.

Direct investments in private equity, private debt and real estate securities, are generally valued in good faith via the use of the market approach (earnings multiples from comparable companies) or the income approach (discounted cash flow techniques), and consider inputs such as revenue growth and gross margin assumptions, discount rates, discounts for lack of liquidity, market capitalization rates, and the selection of comparable companies. As these valuations incorporate significant unobservable inputs they are classified in Level 3.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Fair value estimates for private investment funds, private equity, private debt and real estate investments are provided by the respective investment sponsors or investment advisers and are subsequently reviewed and approved by management. In the event management concludes a reported NAV or fair value estimate (collectively, external valuation) does not reflect fair value or is not determined as of the financial reporting measurement date, we will consider whether and when deemed necessary to make an adjustment at the balance sheet date. In determining whether an adjustment to the external valuation is required, we will review material factors that could affect the valuation, such as changes to the composition or performance of the underlying investments or comparable investments, overall market conditions, expected sale prices for private investments which are probable of being sold in the short term and other economic factors that may possibly have a favorable or unfavorable effect on the reported external valuation.

Derivatives

Exchange traded derivatives, such as options and futures, for which market quotations are readily available, are valued at the last reported sale price or official closing price on the primary market or exchange on which they are traded and are classified in Level 1. Over-the-counter derivatives, including but not limited to swaps, swaptions and forwards, which are typically valued through independent pricing services with observable inputs are generally classified in Level 2. Swaps that are cleared by clearinghouses or exchanges are valued with the prices provided by those venues and are generally classified in Level 2. Derivatives classified in Level 3 are typically valued via the use of pricing models which incorporate significant unobservable inputs, but may also include derivatives which are valued with the use of significant observable inputs which are not subject to corroboration. The inputs part of the model based valuations may include extrapolated or model-derived assumptions such as volatilities, yield and credit spread assumptions.

Due to the lack of timely available market information for certain investments in the asset classes described above as well as the inherent uncertainty of valuation, reported fair values may differ from fair values that would have been used had timely available market information been available.

Job Security Programs and Extended Disability Benefits

We have job security programs to provide International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW) and Canadian Auto Workers Union (CAW) employees reduced wages and continued coverage under certain employee benefit programs depending on the employee's classification as well as the number of years of service that the employee has accrued. We also provide extended disability benefits for employees currently disabled and those in the active workforce who may become disabled in the form of income replacement, healthcare costs and life insurance premiums.

We recognize a liability for job security programs and extended disability benefits over the expected service period using measurement provisions similar to those used to measure our other postretirement benefits (OPEB) obligations based on our best estimate of the probable liability at the measurement date. We record actuarial gains and losses immediately in earnings.

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

Policy, Product Warranty and Recall Campaigns

The estimated costs related to policy and product warranties are accrued at the time products are sold and are charged to Automotive cost of sales. These estimates are established using historical information on the nature, frequency and average cost of claims of each vehicle line or each model year of the vehicle line and assumptions about future activity and events. Revisions are made when necessary based on changes in these factors. Trends of claims are actively studied and actions are taken to improve vehicle quality and minimize claims. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued when they are deemed to be probable and can be reasonably estimated.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Income Taxes

The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recorded in the results of operations in the period that includes the enactment date under the law.

Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. We establish valuation allowances for deferred tax assets based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors.

It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year results as the primary measure of cumulative losses in recent years.

Income tax expense (benefit) for the year is allocated between continuing operations and other categories of income such as Other comprehensive income (loss). In periods in which there is a pre-tax loss from continuing operations and pre-tax income in another income category, the tax benefit allocated to continuing operations is determined by taking into account the pre-tax income of other categories.

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

Foreign Currency Transactions and Translation

The assets and liabilities of foreign subsidiaries that use the local currency as their functional currency are translated to U.S. Dollars based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in Accumulated other comprehensive loss. The assets and liabilities of foreign subsidiaries whose local currency is not their functional currency are remeasured from their local currency to their functional currency and then translated to U.S. Dollars. Revenues and expenses are translated into U.S. Dollars using the average exchange rates prevailing for each period presented.

Gains and losses arising from foreign currency transactions and the effects of remeasurements discussed in the preceding paragraph are recorded in Automotive cost of sales and GM Financial operating and other expenses unless related to Automotive debt, which are recorded in Interest income and other non-operating income, net. Foreign currency transaction and remeasurement losses were $350 million, $117 million and $55 million in the years ended December 31, 2013, 2012 and 2011.

Recently Adopted Accounting Principles

On January 1, 2013 we adopted Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This ASU does not change current requirements for reporting net income or other comprehensive income (OCI) in financial statements; rather, it requires certain disclosures of the amount of reclassifications of items from OCI to net income by component. The related disclosures are presented in Note 21.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

On April 1, 2013 GM Financial completed the acquisition of Ally Financial's European and Latin American automotive finance operations except for France, Portugal and Brazil; on June 1, 2013 it completed the acquisition of Ally Financial's automotive finance operations in France and Portugal; and on October 1, 2013 it completed the acquisition of Ally Financial's automotive finance operations in Brazil. The aggregate consideration for these acquisitions was $3.3 billion, subject to certain closing adjustments. Acquisition-related costs were insignificant. In addition GM Financial repaid loans of $1.4 billion that were assumed as part of the acquisitions. GM Financial recorded the fair value of the assets acquired and liabilities assumed on the acquisition dates. Certain amounts previously presented related to the acquisitions have been, and will continue to be, updated as a result of closing adjustments.

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

The following table summarizes the aggregate consideration and the assets acquired and liabilities assumed at the acquisition dates before eliminations for net intercompany receivables of approximately $300 million (dollars in millions):

Cash	$607
Restricted cash	906
Finance receivables	15,144
Other assets, including identifiable intangible assets	769
Secured and unsecured debt	(12,833)
Other liabilities	(1,483)
Identifiable net assets acquired	3,110
Goodwill resulting from the acquisitions	144
Aggregate consideration	$3,254

The fair value of finance receivables was determined using a discounted cash flow approach. The contractual cash flows were adjusted for estimated prepayments, defaults, recoveries and servicing costs and discounted using a discount rate commensurate with risks and maturity inherent in the finance contracts. The contractually required payments receivable, cash flows expected to be collected and fair value for finance receivables acquired with deteriorated credit quality at the acquisition date were $799 million, $728 million and $601 million. The contractually required payments receivable, cash flows not expected to be collected and fair value for other acquired finance receivables were $15.6 billion, $303 million and $14.5 billion. The fair value of secured and unsecured debt was determined using quoted market prices when available and a discounted cash flow approach when not available.

We recorded goodwill in the amount of $144 million for the excess of the aggregate consideration over the fair value of the individual assets acquired and liabilities assumed and such amount is primarily attributed to the value of the incremental GM Financial business expected. The recorded goodwill is subject to further adjustment resulting from the finalization of closing balance sheet audits. Valuations and assumptions pertaining to income taxes are subject to change as additional information is obtained during the measurement period. All of the goodwill was assigned to the GM Financial segment and will be assigned to reporting units, which will be determined pending completion of the remaining acquisitions. The goodwill is not tax deductible.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The results of the acquired European and Latin American automotive finance operations are included in GM Financial's results beginning on the dates GM Financial completed each acquisition. The following table summarizes the actual amounts of revenue and earnings included in our consolidated financial statements as well as certain pro forma revenue and earnings of the combined entity had these acquisitions occurred as of January 1, 2012, without consideration of historical transactions between the acquired operations and us, as it is impracticable to obtain such information (dollars in millions):

	Acquired Operations' Amounts Included in Results For Year Ended December 31, 2013	Pro Forma-Combined for Years Ended
		December 31, 2013	December 31, 2012
Total net sales and revenue	$968	$156,284	$154,161
Net income attributable to stockholders	$109	$5,492	$6,412

Acquisition of SAIC GM Investment Limited

In September 2012 we obtained control of SAIC GM Investment Limited, the holding company of General Motors India Private Limited and Chevrolet Sales India Private Limited (collectively GM India) with an 86% interest and consolidated GM India and recorded goodwill of $61 million. We also recognized a gain of $51 million which was recorded in Equity income and gain on investments. In addition we invested $125 million in GM India, which increased our interest in GM India to 90.8%. Refer to Note 8 for additional details on our investment in GM India prior to acquisition.

Note 4. GM Financial Receivables, net

In the year ended December 31, 2013 GM Financial acquired certain international operations in Europe and Latin America from Ally Financial that conduct consumer and commercial lending activities. All of the loans acquired were made on a secured basis.

The following table summarizes the components of consumer and commercial finance receivables, net (dollars in millions):

	December 31, 2013			December 31, 2012
	Consumer	Commercial	Total	Consumer	Commercial	Total
Pre-acquisition finance receivables, outstanding amount	$1,294	$—	$1,294	$2,162	$—	$2,162
Pre-acquisition finance receivables, carrying amount	$1,174	$—	$1,174	$1,958	$—	$1,958
Post-acquisition finance receivables, net of fees	21,956	6,050	28,006	8,831	560	9,391
Finance receivables	23,130	6,050	29,180	10,789	560	11,349
Less: allowance for loan losses	(497)	(51)	(548)	(345)	(6)	(351)
GM Financial receivables, net	$22,633	$5,999	$28,632	$10,444	$554	$10,998

Fair value of GM Financial receivables, net			$28,668			$11,313

Of the total allowance for loan losses in the above table, $427 million and $266 million were current at December 31, 2013 and 2012.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial reviews its pre-acquisition finance receivables portfolios for differences between contractual cash flows and the cash flows expected to be collected to determine if the difference is attributable, at least in part, to credit quality. In the years ended December 31, 2013 and 2012 as a result of improvements in credit performance of the pre-acquisition finance receivables, GM Financial transferred the amount of excess cash flows from the non-accretable difference to accretable yield. GM Financial will recognize this excess as finance charge income over the remaining life of the portfolio.

The following table summarizes the activity for accretable yield (dollars in millions):

	Years Ended December 31,
	2013	2012
Balance at beginning of period	$404	$737
Ally Financial international operations acquisition	127
Accretion of accretable yield	(342)	(503)
Transfer from non-accretable difference	74	170
Effect of foreign currency	(8)	—
Balance at end of period	$255	$404

The following table summarizes activity for the allowance for loan losses on consumer and commercial finance receivables (dollars in millions):

	Years Ended December 31,(a)
	2013	2012	2011
Balance at beginning of period	$351	$179	$26
Provision for loan losses	475	304	178
Charge-offs	(643)	(304)	(66)
Recoveries	362	172	41
Effect of foreign currency	3	—	—
Balance at end of period	$548	$351	$179
________

(a)	The balances and activity of the allowance for commercial loan losses included in the amounts at and for the years ended December 31, 2013 and 2012 were insignificant.

Credit Quality

Consumer Finance Receivables

GM Financial uses proprietary scoring systems that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score) and contract characteristics. In addition to GM Financial's proprietary scoring systems GM Financial considers other individual consumer factors such as employment history, financial stability and capacity to pay. Subsequent to origination GM Financial reviews the credit quality of retail receivables based on customer payment activity. At the time of loan origination substantially all of GM Financial's international consumers have prime credit scores. In North America sub-prime is typically defined as a loan with a borrower that has a FICO score of less than 620. At December 31, 2013 and 2012 88% and 84% of the consumer finance receivables in North America were consumers with FICO scores less than 620.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At December 31, 2013 and 2012 the accrual of finance charge income has been suspended on delinquent consumer finance receivables based on contractual amounts due of $642 million and $503 million.

GM Financial purchases consumer finance contracts from automobile dealers without recourse and, accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the contractual amount of delinquent contracts, which is not materially different from the recorded investment of the consumer finance receivables (dollars in millions):

	December 31, 2013		December 31, 2012
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts
31-to-60 days	$952	4.1%	$672	6.1%
Greater-than-60 days	408	1.7%	230	2.1%
Total finance receivables more than 30 days delinquent	1,360	5.8%	902	8.2%
In repossession	41	0.2%	31	0.3%
Total finance receivables more than 30 days delinquent or in repossession	$1,401	6.0%	$933	8.5%
Impaired Finance Receivables - Troubled Debt Restructurings
The following table summarizes the outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance (dollars in millions):

	December 31, 2013	December 31, 2012
Outstanding recorded investment	$767	$228
Less: allowance for loan losses	(103)	(32)
Outstanding recorded investment, net of allowance	$664	$196

Unpaid principal balance	$779	$232

Commercial Finance Receivables

GM Financial's commercial finance receivables consist of dealer financings. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually and, if necessary, the dealer's risk rating is adjusted on the basis of the review. At December 31, 2013 and 2012 the commercial finance receivables or loans on non-accrual status were insignificant.

The following table summarizes the credit risk profile by dealer grouping of the commercial finance receivables (dollars in millions):

	December 31, 2013	December 31, 2012
Group I - Dealers with strong to superior financial metrics	$549	$99
Group II - Dealers with fair to favorable financial metrics	1,460	278
Group III - Dealers with marginal to weak financial metrics	1,982	171
Group IV - Dealers with poor financial metrics	1,462	12
Group V - Dealers warranting special mention due to potential weaknesses	385
Group VI - Dealers with loans classified as substandard, doubtful or impaired	212
	$6,050	$560

The credit lines for Group VI dealers are suspended and no further funding is extended to these dealers.

Note 5. Marketable Securities

The following table summarizes information regarding marketable securities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

		December 31, 2013		December 31, 2012
	Fair Value Level	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	2	$1,437	$1,437	$4,190	$4,190
Sovereign debt	2	515	515	—	—
Money market funds	1	1,262	1,262	1,799	1,799
Corporate debt	2	7,598	7,598	3,222	3,222
Total available-for-sale securities		$10,812	10,812	$9,211	9,211
Trading securities
Sovereign debt	2		—		1,408
Corporate debt	2		25		—
Total trading securities			25		1,408
Total marketable securities classified as cash equivalents			10,837		10,619
Cash, cash equivalents and time deposits			9,184		7,803
Total cash and cash equivalents			$20,021		$18,422
Marketable securities - current
Available-for-sale securities
U.S. government and agencies	2	$5,343	$5,344	$1,231	$1,231
Corporate debt	2	1,867	1,869	2,465	2,505
Equity and sovereign debt	1 & 2	22	22	30	51
Total available-for-sale securities		$7,232	7,235	$3,726	3,787
Trading securities - Sovereign debt	2		1,737		5,201
Total marketable securities - current			8,972		8,988
Marketable securities - non-current
Available-for-sale securities - Investment in Peugeot S.A.	1	$—	—	$179	179
Total marketable securities			$8,972		$9,167
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	1	$897	$897	$933	$933
Other	2	34	35	198	199
Total marketable securities classified as restricted cash and marketable securities		$931	932	$1,131	1,132
Restricted cash and cash equivalents and time deposits			1,144		236
Total restricted cash and marketable securities			$2,076		$1,368

We are required to post cash and marketable securities as collateral as part of certain agreements that we enter into as part of our operations. Cash and marketable securities subject to contractual restrictions and not readily available are classified as Restricted cash and marketable securities. Restricted cash and marketable securities are invested in accordance with the terms of the underlying agreements and include amounts related to various deposits, escrows and other cash collateral.

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $4.7 billion, $4.7 billion and $1.6 billion in the years ended December 31, 2013, 2012 and 2011.

The following table summarizes the amortized cost and the fair value of investments classified as available-for-sale by contractual maturity at December 31, 2013 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Amortized Cost	Fair Value
Due in one year or less	$14,879	$14,881
Due after one year through five years	1,937	1,939
Total contractual maturities of available-for-sale securities	$16,816	$16,820

Cumulative unrealized gains and losses on available-for-sale securities and net unrealized gains (losses) on trading securities were insignificant at and in the years ended December 31, 2013, 2012 and 2011.

Peugeot S.A.

In December 2013 we sold our seven percent investment in Peugeot S. A. (PSA) common stock for $339 million, net of disposal costs and we recorded a net gain of $152 million in Interest income and other non-operating income, net.

At December 31, 2012 we measured the fair value of our investment in PSA common stock using the published stock price and determined the carrying amount of our investment in PSA common stock exceeded its fair value. PSA’s stock price had shown no sustained signs of recovery towards the price at which we acquired it in March 2012. Based upon the 55% decline in PSA common stock price since our acquisition and the nine month duration of the impairment, combined with our fourth quarter reassessment of our European automotive operations, we concluded that the impairment of our investment in PSA common stock was other-than-temporary. As a result we transferred the total unrealized losses from Accumulated other comprehensive loss to Interest income and other non-operating income, net resulting in an impairment charge of $220 million.

Note 6. Inventories

The following table summarizes the components of Inventories (dollars in millions):

	December 31, 2013	December 31, 2012
Productive material, supplies and work in process	$5,872	$6,560
Finished product, including service parts	8,167	8,154
Total inventories	$14,039	$14,714

Note 7. Equipment on Operating Leases, net

Automotive

Equipment on operating leases, net is composed of vehicle sales to daily rental car companies. The following table summarizes information related to Equipment on operating leases, net (dollars in millions):

	December 31, 2013	December 31, 2012
Equipment on operating leases	$2,605	$1,946
Less: accumulated depreciation	(207)	(164)
Equipment on operating leases, net	$2,398	$1,782

The following table summarizes depreciation expense and impairment charges related to Equipment on operating leases, net (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
Depreciation expense	$218	$227	$431
Impairment charges	$168	$181	$151

Automotive Financing - GM Financial

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial originates leases in the U.S. and Canada that are recorded as operating leases. A Canadian subsidiary of GM Financial originates and sells leases to a third-party with servicing retained. The following table summarizes GM Financial equipment on operating leases, net (dollars in millions):

	December 31, 2013	December 31, 2012
GM Financial equipment on operating leases	$4,025	$1,910
Less: accumulated depreciation	(642)	(261)
GM Financial equipment on operating leases, net	$3,383	$1,649

Depreciation expense related to GM Financial equipment on operating leases, net was $450 million, $205 million and $70 million in the years ended December 31, 2013, 2012 and 2011.

The following table summarizes minimum rental payments due to GM Financial as lessor under operating leases (dollars in millions):

	2014	2015	2016	2017	2018
Minimum rental receipts under operating leases	$628	$512	$266	$43	$4

Note 8. Equity in Net Assets of Nonconsolidated Affiliates

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used, due to the ability to exert significant influence over decisions relating to their operating and financial affairs.

The following table summarizes information regarding Equity income and gain on investments (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
China joint ventures (China JVs)	$1,763	$1,521	$1,511
New Delphi (including gain on disposition)	—	—	1,727
Others (including gain on acquisition of GM India)	47	41	(46)
Total equity income and gain on investments	$1,810	$1,562	$3,192

Sales and income of our joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income and gain on investments.

We received dividends from nonconsolidated affiliates of $1.7 billion, $1.4 billion and $1.2 billion in the years ended December 31, 2013, 2012 and 2011. At December 31, 2013 and 2012 we had undistributed earnings including dividends declared but not received, of $1.8 billion and $1.7 billion related to our nonconsolidated affiliates.

Investment in China JVs

The following table summarizes our direct ownership interests in China JVs:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2013	December 31, 2012
Shanghai General Motors Co., Ltd. (SGM)	50%	50%
Shanghai GM Norsom Motor Co., Ltd. (SGM Norsom)	25%	25%
Shanghai GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
Shanghai GM Dong Yue Powertrain (SGM DYPT)	25%	25%
SAIC-GM-Wuling Automobile Co., Ltd.	44%	44%
FAW-GM Light Duty Commercial Vehicle Co., Ltd.	50%	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%	50%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Shanghai Chengxin Used Car)	33%	33%
SAIC General Motors Sales Co., Ltd. (SGMS)	49%	49%

SGM is a joint venture established by Shanghai Automotive Industry Corporation (SAIC) (50%) and us (50%). SGM has interests in three other joint ventures in China: SGM Norsom, SGM DY and SGM DYPT. These three joint ventures are jointly held by SGM (50%), SAIC (25%) and us (25%). These four joint ventures are engaged in the production, import, and sale of a comprehensive range of products under the Buick, Chevrolet and Cadillac brands. SGM also has interests in Shanghai OnStar (20%) and Shanghai Chengxin Used Car (33%). SGM also has a 20% equity interest in GMAC-SAIC, a joint venture established by General Motors Acceptance Corporation (now Ally Financial) (40%) and SAIC Finance Co., Ltd. (40%).

SGMS is a joint venture established in November 2011 by SAIC (51%) and us (49%) to engage in the sales of the imported Buick, Chevrolet and Cadillac brands and the sales of automobiles manufactured by SGM.

In September 2012 we repurchased a 1% interest in SGM for a total consideration of $119 million, increasing our ownership interest in SGM to 50%. The transaction was accounted for by applying the equity method of accounting. The consideration exceeded our proportionate share of the 1% interest in SGM net assets by $82 million, which consists of plant, property and equipment, intangible assets and goodwill of $8 million, $36 million and $38 million.

Sale of New Delphi

In March 2011 we sold our Class A Membership Interests in Delphi Automotive LLP (New Delphi) to New Delphi for $3.8 billion. The Class A Membership Interests sold represented 100% of our direct and indirect interests in New Delphi and 100% of New Delphi's Class A Membership Interests issued and outstanding. The sale terminated any direct and indirect obligation to loan New Delphi up to $500 million under a term loan facility established in October 2009 when New Delphi was created and the Class A Membership Interests were issued. New Delphi had not borrowed under this loan facility. In March 2011 we recorded a gain of $1.6 billion related to the sale in Equity income and gain on investments. Our existing supply contracts with New Delphi were not affected by this transaction.

Investment in GM India

In March 2011 the fair value of our investment in GM India was determined to be less than its carrying amount. The loss in value was determined to be other-than-temporary; therefore, we recorded an impairment charge of $39 million in the three months ended March 31, 2011. In addition we recorded other charges totaling $67 million related to our investment in GM India. Refer to Note 3 for detail regarding the acquisition of GM India.

Investment in and Summarized Financial Data of Nonconsolidated Affiliates

The following table summarizes the carrying amount of investments in nonconsolidated affiliates (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2013	December 31, 2012
China JVs	$7,851	$6,579
Other investments	243	304
Total equity in net assets of nonconsolidated affiliates	$8,094	$6,883

At December 31, 2013 and 2012 the carrying amount of our investments in certain joint ventures exceeded our share of the underlying net assets by $3.8 billion. These differences are primarily related to the application of fresh-start reporting and purchase of additional interests in nonconsolidated affiliates, of which $3.4 billion at December 31, 2013 and 2012 were allocated to goodwill and the remainder was allocated to the underlying assets and liabilities, primarily intangibles, and are being amortized over their useful lives.

The following tables present summarized financial data for all of our nonconsolidated affiliates (dollars in millions):

	December 31, 2013			December 31, 2012
	China JVs	Others	Total	China JVs	Others	Total
Summarized Balance Sheet Data
Current assets	$14,666	$2,234	$16,900	$11,759	$2,642	$14,401
Non-current assets	8,187	1,458	9,645	6,766	1,507	8,273
Total assets	$22,853	$3,692	$26,545	$18,525	$4,149	$22,674

Current liabilities	$14,019	$1,859	$15,878	$12,612	$1,893	$14,505
Non-current liabilities	1,065	511	1,576	756	758	1,514
Total liabilities	$15,084	$2,370	$17,454	$13,368	$2,651	$16,019

Non-controlling interests	$1,040	$—	$1,040	$1,055	$1	$1,056

	Years Ended December 31,
	2013	2012	2011
Summarized Operating Data
China JV's net sales	$38,767	$33,364	$30,511
Others' net sales	1,830	3,963	4,242
Total net sales	$40,597	$37,327	$34,753

China JV's net income	$3,685	$3,198	$3,203
Others' net income (loss)	50	(23)	(13)
Total net income	$3,735	$3,175	$3,190

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2013	2012	2011
Results of Operations
Automotive sales and revenue	$2,724	$2,572	$3,266
Automotive purchases, net	$724	$497	$1,044
Interest income and other non-operating income, net	$19	$184	$34

	December 31, 2013	December 31, 2012
Financial Position
Accounts and notes receivable, net	$756	$1,668
Accounts payable	$183	$167
Deferred revenue and customer deposits	$32	$46

	Years Ended December 31,
	2013	2012	2011
Cash Flows
Operating	$3,607	$3,385	$3,624
Investing	$(13)	$(41)	$(27)

Note 9. Property, net

The following table summarizes the components of Property, net (dollars in millions):

	Estimated Useful Lives in Years	December 31, 2013	December 31, 2012
Land		$1,868	$2,107
Buildings and improvements	5-40	4,971	4,601
Machinery and equipment	3-27	15,222	12,720
Construction in progress		2,644	3,018
Real estate, plants and equipment		24,705	22,446
Less: accumulated depreciation		(6,787)	(5,556)
Real estate, plants and equipment, net		17,918	16,890
Special tools, net	1-15	7,949	7,306
Total property, net		$25,867	$24,196

The amount of interest capitalized and excluded from Automotive interest expense related to Property, net was $81 million, $117 million and $91 million in the years ended December 31, 2013, 2012 and 2011.

The following table summarizes the amount of capitalized software included in Property, net (dollars in millions):

	December 31, 2013	December 31, 2012
Capitalized software in use, net	$580	$465
Capitalized software in the process of being developed	$50	$108

The following table summarizes depreciation, impairment charges and amortization expense related to Property, net, recorded in Automotive cost of sales, GM Financial operating and other expenses, and Automotive selling, general and administrative expense (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2013	2012	2011
Depreciation and amortization expense	$3,959	$3,888	$3,604
Impairment charges(a)	901	3,793	81
Depreciation, impairment charges and amortization expense	$4,860	$7,681	$3,685

Capitalized software amortization expense(b)	$244	$209	$203
__________

(a)
Includes GMIO assets whose fair value was $131 million at December 31, 2013. Includes GME assets whose fair value was $408 million at December 31, 2012. Also includes other assets whose fair value was determined to be $0 in the years ended December 31, 2013, 2012 and 2011 measured utilizing Level 3 inputs. Fair value measurements of the non-GMIO and non-GME asset group long-lived assets utilized projected cash flows discounted at a rate commensurate with the perceived business risks related to the assets involved.

(b)	Included in total depreciation, impairment charges and amortization expense.

Impairment Charges

Year Ended December 31, 2013

GM India

In the three months ended December 31, 2013 we performed a strategic assessment of GM India in response to lower than expected sales performance of our current product offerings in India, higher raw material costs, unfavorable foreign exchange rates and recent deterioration in local market conditions. Our strategic review indicated that the existing long-lived assets of the GM India asset group were not recoverable. In the three months ended December 31, 2013 we recorded asset impairment charges of $280 million to adjust the carrying amount of GM India’s real and personal property to fair value of $45 million. These charges were recorded in our GMIO segment in Automotive cost of sales. Our recoverability test of the GM India asset group also included Intangible assets, net and Goodwill resulting in additional impairment charges of $103 million, for total impairment charges of $383 million. The noncontrolling interest portion of these charges was $35 million based on our 90.8% ownership of GM India. Refer to Note 11 for additional information regarding the impairment of Intangible assets, net and Note 10 for additional information regarding the impairment of Goodwill.

GM Holden Ltd. (Holden)

In December 2013 we announced plans to cease manufacturing and reduce engineering at our Holden subsidiary in Australia by the end of 2017. As a result we recorded asset impairment charges of $477 million to adjust the carrying amounts of certain long-lived assets of our Holden asset group to fair value of $71 million. These charges were recorded in our GMIO segment in Automotive cost of sales. Refer to Note 19 for additional information on the actions taken at Holden.

Year Ended December 31, 2012

During the second half of 2011 and continuing into 2012 the European automotive industry was severely affected by the ongoing sovereign debt crisis, high unemployment and a lack of consumer confidence coupled with overcapacity and we began to experience deterioration in cash flows. In response we formulated a plan to implement various actions to strengthen our operations and increase our competitiveness. During the fourth quarter of 2012 our industry outlook deteriorated further and our forecast of 2013 cash flows declined notwithstanding our actions. As a result we performed a recoverability test of the GME asset group by weighting various undiscounted cash flow scenarios and concluded the GME asset group was not recoverable. Accordingly we recorded asset impairment charges of $3.7 billion at December 31, 2012 to adjust the carrying amount of the GME real and personal property to fair value of $0.4 billion. These charges were recorded in our GME segment with $3.5 billion recorded in Automotive cost of sales and $0.2 billion recorded in Automotive selling, general and administrative expense. Our recoverability test of the GME asset group also included Intangible assets, net and other long-lived assets resulting in additional impairment charges of $1.8 billion, for total impairment charges of $5.5 billion. Refer to Note 11 for additional information regarding the impairment of Intangible assets, net.

Fair Value Measurements

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

The following table summarizes the significant Level 3 inputs for real and personal property measurements:

	Valuation Technique(s)	Unobservable Input(s)	Range
GM India personal property	Market approach	Economic obsolescence(a)	72% - 100%
Holden real property	Income approach	Holding period(b)	0 - 3 years
		Discount rate(c)	11% - 12%
GME real property	Market approach	Demolition costs(d)	6% - 23%
	Cost approach	Holding period(b)	0 - 4 years
	Income approach	Discount rate(c)	11.2% - 14.5%
GME personal property	Market approach	Physical deterioration(e)	52% - 69%
	Cost approach	Functional obsolescence(f)	8% - 28%
		Economic obsolescence(a)	17% - 23%
__________

(a)	Represents estimated loss in asset value caused by factors external to the asset such as legislative enactments, changes in use, social change and change in supply and demand.

(b)	Represents estimated marketing period for each property which dictates the amount of property specific holding costs to be incurred such as real estate taxes.

(c)	Represents the discount rate for the specific property based on local market sources and available benchmarking data.

(d)	Represents estimated gross cost to demolish and clear the structures on the property as a percentage of replacement cost new.

(e)	Represents estimated loss in asset value due to wear and tear, action of the elements and other physical factors that reduce the life and serviceability of the asset.

(f)	Represents estimated loss in asset value caused by inefficiencies and inadequacies of the asset itself.

The personal property in our Holden asset group was determined to have a nominal fair value because of anticipated losses during the wind-down period and limited to no salvage value given the decline in the automotive manufacturing base in Australia.

The fair value estimates for GM India, Holden and GME real and personal property are based on a valuation premise that assumes the assets' highest and best use are different than their current use based on the forecasted financial results of the asset groups.

Note 10. Goodwill
The following table summarizes the changes in the carrying amounts of Goodwill (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	GMNA	GME	GMIO	GMSA	Total Automotive	GM Financial	Total
Balance at January 1, 2012	$26,399	$581	$610	$151	$27,741	$1,278	$29,019
Impairment charges	(26,399)	(590)	(156)	—	(27,145)	—	(27,145)
Goodwill from business combinations(a)	—	—	61	—	61	—	61
Effect of foreign currency and other	—	9	34	(5)	38	—	38
Balance at December 31, 2012	—	—	549	146	695	1,278	1,973
Impairment charges	—	—	(541)	—	(541)	—	(541)
Goodwill from business combinations(a)	—	—	—	10	10	144	154
Effect of foreign currency and other	—	—	(8)	(18)	(26)	—	(26)
Balance at December 31, 2013	$—	$—	$—	$138	$138	$1,422	$1,560

Accumulated impairment charges at January 1, 2012	$—	$(2,482)	$(270)	$—	$(2,752)	$—	$(2,752)
Accumulated impairment charges at December 31, 2012	$(26,399)	$(3,072)	$(426)	$—	$(29,897)	$—	$(29,897)
Accumulated impairment charges at December 31, 2013	$(26,399)	$(3,072)	$(967)	$—	$(30,438)	$—	$(30,438)
_________

(a)	Refer to Note 3 for additional information concerning the acquisitions.

In the three months ended December 31, 2013, 2012, and 2011 we performed our annual goodwill impairment testing as of October 1 for all reporting units. In addition, in the years ended December 31, 2013, 2012 and 2011, we performed event-driven goodwill impairment tests at various dates for certain of our reporting units.

GMNA

Subsequent to our 2012 annual goodwill impairment testing, we reversed $36.2 billion of our deferred tax asset valuation allowances for our GMNA reporting unit. The reversal of the deferred tax asset valuation allowances resulted in the carrying amount of our GMNA reporting unit exceeding its fair value. As a result we performed an event-driven goodwill impairment test in the three months ended December 31, 2012 and recorded a Goodwill impairment charge of $26.4 billion. At December 31, 2012 GMNA's Goodwill balance was $0. Refer to Note 18 for additional information on the reversal of our deferred tax asset valuation allowances for our U.S. and Canadian operations.

GME

We adopted the provisions of ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (ASU 2010-28) on January 1, 2011 and performed Step 2 of the goodwill impairment testing analysis for our GME reporting unit which had a negative carrying amount resulting in the recognition of a cumulative-effect adjustment to beginning Retained earnings. GME continued to have a negative carrying amount and because it was more likely than not further goodwill impairment existed due to further deterioration in the business outlook for GME and increases in the fair value of estimated employee benefit obligations, we recorded Goodwill impairment charges of $590 million and $1.0 billion in the years ended December 31, 2012 and 2011. At December 31, 2012 GME's Goodwill balance was $0.

GMIO

Based on the results of our annual and event-driven goodwill impairment tests, we recorded total Goodwill impairment charges of $541 million, $156 million and $270 million in the years ended December 31, 2013, 2012 and 2011 within our GMIO segment. The impairment charges primarily related to our GM Korea Company (GM Korea) and Holden reporting units. We performed event-driven goodwill impairment tests for GM Korea in 2013, 2012 and 2011 as the fair value of GM Korea continued to be below its carrying amount due to ongoing economic weakness in certain markets to which GM Korea exports coupled with lower forecasted margins resulting from higher raw material costs and unfavorable foreign exchange rates. Furthermore, in the three months ended December 31, 2013 we announced our plans to cease mainstream distribution of Chevrolet brand in Western and Central Europe that resulted in the impairment of the remaining goodwill. Chevrolet sales in Europe are included in our GM Korea

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

operations. We also recorded a Goodwill impairment charge in the three months ended December 31, 2013 associated with our GM India reporting unit resulting from lower forecasted profitability in India due to lower than expected sales performance of our current product offerings in India, higher raw material costs, unfavorable foreign exchange rates and recent deterioration in local market conditions. Refer to Note 9 for additional information on our operations in India. In the three months ended December 31, 2011 we reversed a deferred tax asset valuation allowance for our Holden reporting unit that resulted in the carrying amount of this reporting unit exceeding its fair value. At December 31, 2013 the goodwill balance was $0 for all of the reporting units in GMIO.

Impairment Charges

The impairment charges recorded as a result of the initial adoption of ASU 2010-28 and the annual and event-driven goodwill impairment tests in the years ended December 31, 2013, 2012 and 2011 represent the net decreases in implied goodwill resulting primarily from decreases in the fair value-to-U.S. GAAP differences attributable to those assets and liabilities that gave rise to goodwill upon our application of fresh-start reporting. The net decreases resulted primarily from the reversal of our deferred tax asset valuation allowances for certain reporting units thus resulting in the recorded amount for deferred taxes exceeding their fair values which under Accounting Standards Codification (ASC) 805, "Business Combinations" (ASC 805) results in less implied goodwill. The net decreases also resulted from improvements in our nonperformance risk and in our incremental borrowing rates since July 10, 2009. At certain of the testing dates the net decrease was also due to an increase in the high quality corporate bond rates utilized to measure our employee benefit obligations and a decrease in credit spreads between high quality corporate bond rates and market interest rates for companies with similar nonperformance risk. For the purpose of deriving an implied goodwill balance, deterioration in the business outlook and anticipated restructuring activities for GME and GM Korea resulted in a reduction in the fair value of certain tax attributes and an increase in estimated employee benefit obligations. The amount of implied goodwill derived from GM India decreased primarily from a reduction in the fair value of certain tax attributes.

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

Note 11. Intangible Assets, net

The following table summarizes the components of Intangible assets, net (dollars in millions):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$8,210	$7,308	$902	$7,775	$6,320	$1,455
Brands	4,466	559	3,907	4,464	431	4,033
Dealer network and customer relationships	1,108	364	744	1,375	327	1,048
Favorable contracts and other	345	326	19	384	286	98
Total amortizing intangible assets	14,129	8,557	5,572	13,998	7,364	6,634
Nonamortizing in process research and development	96		96	175		175
Total intangible assets	$14,225	$8,557	$5,668	$14,173	$7,364	$6,809

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In December 2012 we entered into a product development agreement with PSA to collaborate on the development of certain vehicle platforms, components and modules. As a result of this agreement, in the three months ended March 31, 2013 we acquired the rights to certain technology and intellectual property for total consideration of $642 million. Consideration of $201 million was paid in cash in May 2013 with the remaining consideration to be paid by May 2018. The acquired rights were recorded at the present value of the total payments to be made as technology and intellectual property of $594 million.

In December 2013 we agreed with PSA to mutually cancel development of one of the vehicle programs and reduce the amount of remaining consideration to be paid, resulting in a net charge of $49 million recorded in Automotive cost of sales in GMNA. The net charge consisted of an impairment of the associated intellectual property of $211 million and a reduction of total consideration from $642 million to $480 million.

The following table summarizes the amortization expense and impairment charges related to Intangible assets, net (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
Amortization expense	$1,281	$1,568	$1,804
Impairment charges	$523	$1,755	$—

The following table summarizes estimated amortization expense related to Intangible assets, net in each of the next five years (dollars in millions):

	2014	2015	2016	2017	2018
Estimated amortization expense	$672	$330	$310	$305	$300

Impairment Charges

Year Ended December 31, 2013

GM India

In the three months ended December 31, 2013 we recorded impairment charges of $48 million to adjust the carrying amounts of Intangible assets, net, primarily favorable contract intangibles, to fair value of $0, because of a lack of economic support associated with GM India's declining operations. These charges were recorded in our GMIO segment primarily in Automotive cost of sales. Refer to Note 9 for additional information regarding the triggering events of the impairment charge in India and information on the impairment of Property, net.

Withdrawal of the Chevrolet Brand from Europe

In the three months ended December 31, 2013 we recorded impairment charges of $264 million to adjust the carrying amounts of Intangible assets, net, primarily dealer network intangibles, to fair value because we are winding down the dealer network in 2014 and we expect to incur losses during the wind-down period. These charges were recorded in our GMIO segment in Automotive cost of sales. Refer to Note 19 for additional information on the withdrawal of the Chevrolet brand from Europe.

Year Ended December 31, 2012

We adjusted the carrying amount of the GME intangible assets to their fair value of $139 million and recorded asset impairment charges of $1.8 billion at December 31, 2012. These charges were recorded in our GME segment with $1.6 billion recorded in Automotive selling, general and administrative expense and $0.2 billion recorded in Automotive cost of sales. The fair value estimates for GME's intangible assets are based on a valuation premise that assumes the assets' highest and best use are different than their current use due to the overall European macro-economic environment.

Our recoverability test of the GME asset group includes real and personal property, resulting in additional impairment charges of $3.7 billion, for total impairment charges of $5.5 billion. Refer to Note 9 for additional information regarding the impairment of real and personal property.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

To determine the estimated fair value of the brand intangible assets we used the relief from royalty method which is a form of the income approach. Under this approach revenue associated with the brand is projected over the expected remaining useful life of the asset. A royalty rate is then applied to estimate the royalty savings. The royalty rate used was based on an analysis of empirical, market-derived royalty rates for guideline intangible assets and a profit split analysis to determine a rate that is economically supported by GME's forecasted profitability. The net after-tax royalty savings are calculated for each year during the remaining economic life of the asset and discounted to present value.

To determine the estimated fair value of the dealer network we used the cost approach with adjustments in value for the overcapacity of dealers and the sales environment in the region. We determined the fair value to be $0.

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

Note 12. Variable Interest Entities

Consolidated VIEs

Automotive

VIEs that we do not control through a majority voting interest that are consolidated because we are the primary beneficiary include certain vehicle assembling, manufacturing and selling venture arrangements, the most significant of which is GM Egypt. At December 31, 2013 and 2012: (1) Total assets of these VIEs were $564 million and $436 million, which were composed of Cash and cash equivalents, Accounts and notes receivables, net, Inventories, and Property, net; and (2) Total liabilities were $395 million and $254 million, which were composed of Accounts payable (principally trade) and Accrued liabilities. In the years ended December 31, 2013 and 2012 Total net sales and revenue recorded for these consolidated VIEs were $1.1 billion and $1.0 billion and Net income was $55 million and $56 million. These amounts are stated prior to intercompany eliminations. Liabilities recognized as a result of consolidating VIEs generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of the VIEs' operations and cannot be used to satisfy our obligations.

GM Korea and GM India are non-wholly owned consolidated subsidiaries that we control through a majority voting interest. They are also VIEs because in the future they may require additional subordinated financial support. At December 31, 2013 and 2012 the combined creditors of GM Korea's and GM India's liabilities of $242 million and $368 million, which were composed of short-term debt, current derivative liabilities and long-term debt, do not have recourse to our general credit.

Automotive Financing - GM Financial

GM Financial uses special purpose entities (SPEs) that are considered VIEs to issue variable funding notes to third party bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by the cash flows related to finance receivables and leasing related assets transferred by GM Financial to the VIEs (Securitized Assets). GM Financial holds variable interests in the VIEs that could potentially be significant to the VIEs. GM Financial determined that it is the primary beneficiary of the SPEs because (1) the servicing responsibilities for the Securitized Assets give it the power to direct the activities that most significantly impact the performance of the VIEs and (2) the variable interests in the VIEs give it the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets and liabilities of the VIEs are included in GM Financial's consolidated balance sheets. The amounts are stated prior to intercompany eliminations.

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2013	December 31, 2012
Restricted cash	$1,523	$744
Securitized Assets	$23,584	$10,442
Securitization notes payable and other credit facilities	$19,448	$9,378

Restricted cash represents collections from the underlying Securitized Assets and certain reserve accounts held as credit enhancement for securitizations held by GM Financial for the benefit of the noteholders. Except for the acquisition accounting adjustments, which are not recorded in SPE trusts, GM Financial recognizes finance charge income, leased vehicle income and other income on the Securitized Assets and interest expense on the secured debt issued by the SPEs. GM Financial also maintains an allowance for credit losses on the Securitized Assets. Cash pledged to support the secured borrowings is deposited to a restricted cash account which is invested in highly liquid securities with original maturities of 90 days or less.

The assets of the VIEs and the restricted cash held by GM Financial serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or its other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required and does not currently intend to provide additional financial support to these SPEs. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and their assets are legally owned by them and are not available to GM Financial's creditors.

Nonconsolidated VIEs

Automotive

VIEs that are not consolidated include certain vehicle assembling, manufacturing and selling venture arrangements and other automotive related entities to which we provided financial support, including GM India prior to September 2012 and Ally Financial. We concluded these entities are VIEs because they do not have sufficient equity at risk or may require additional subordinated financial support. We currently lack the power through voting or similar rights to direct those activities of these entities that most significantly affect their economic performance. Our variable interests in these nonconsolidated VIEs include accounts and notes receivable, equity in net assets, guarantees and financial support, some of which were provided to certain current or previously divested suppliers in order to ensure that supply needs for production were not disrupted due to a supplier's liquidity concerns or possible shutdowns.

At December 31, 2013 and 2012 our variable interests in these VIEs included: (1) Total assets of $169 million and $351 million, which were composed of Accounts and notes receivable, net and Equity in net assets of nonconsolidated affiliates; (2) Total liabilities of $838 million and $1.9 billion, which were composed of Accounts payable (principally trade), Short-term debt and current portion of long-term debt, Accrued liabilities and Other liabilities and deferred income taxes; and (3) Total off-balance sheet arrangements of $115 million and $32 million, which were composed of loan commitments and other liquidity arrangements. The amount of total off-balance sheet arrangements at December 31, 2013 includes contractual commitments under an agreement with a supplier that became a VIE in January 2013. The maximum exposure to loss for total assets approximated the carrying amount at December 31, 2013 and 2012. Refer to Note 17 for additional information on our maximum exposure to loss under agreements with Ally Financial.

Ally Financial Common Stock

At December 31, 2012 we held a 9.9% common equity ownership in Ally Financial with carrying amount and fair value of $399 million and $1.3 billion. We estimated the fair value of Ally Financial common stock using a market approach that applied the average price to tangible book value multiples of comparable companies to the consolidated Ally Financial tangible book value. The significant inputs used in our fair value analyses included Ally Financial's financial statements, financial statements and price to tangible book value multiples of comparable companies in the banking and finance industry and the effects of certain Ally Financial shareholder rights. The inputs used in the measurement of the fair value are Level 3 inputs. In December 2013 we sold our investment through a private offering for net proceeds of $880 million and recorded a gain of $483 million in Interest income and other non-operating income, net.

Ally Financial Preferred Stock

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In March 2011 our investment in Ally Financial preferred stock was sold through a public offering for net proceeds of $1.0 billion. The gain of $339 million related to the sale was recorded in Interest income and other non-operating income, net.

Note 13. Accrued Liabilities, Other Liabilities and Deferred Income Taxes

The following table summarizes the components of Accrued liabilities and Other liabilities and deferred income taxes (dollars in millions):

	December 31, 2013	December 31, 2012
Current
Dealer and customer allowances, claims and discounts	$7,919	$7,722
Deposits primarily from rental car companies	4,713	4,250
Deferred revenue	1,276	1,326
Policy, product warranty and recall campaigns	2,559	2,919
Payrolls and employee benefits excluding postemployment benefits	2,285	2,144
Other	5,881	4,947
Total accrued liabilities	$24,633	$23,308
Non-current
Deferred revenue	$1,249	$1,169
Policy, product warranty and recall campaigns	4,655	4,285
Employee benefits excluding postemployment benefits	1,192	1,359
Postemployment benefits including facility idling reserves	1,216	1,518
Other	5,041	4,838
Total other liabilities and deferred income taxes	$13,353	$13,169
The following table summarizes activity for policy, product warranty and recall campaigns (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$7,204	$6,600	$6,789
Warranties issued and assumed in period	3,181	3,394	3,062
Payments	(3,063)	(3,393)	(3,740)
Adjustments to pre-existing warranties	123	539	565
Effect of foreign currency and other	(231)	64	(76)
Ending balance	$7,214	$7,204	$6,600

Note 14. Short-Term and Long-Term Debt

Automotive

The following table summarizes the components of our short-term debt and long-term debt (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2013	December 31, 2012
Secured debt	$320	$1,182
Unsecured debt
Senior unsecured notes	4,500	—
Canadian Health Care Trust (HCT) notes	—	1,239
Other unsecured debt	1,352	1,713
Total unsecured debt	5,852	2,952
Capital leases	965	1,038
Total automotive debt(a)	7,137	5,172
Less: short-term debt and current portion of long-term debt	564	1,748
Total long-term debt	$6,573	$3,424

Fair value of automotive debt(b)	$6,837	$5,298

Available under credit facility agreements	$10,404	$11,119
Interest rate range on outstanding debt(c)	0.0-19.0%	0.0-19.0%
Weighted-average interest rate on outstanding short-term debt(c)	9.0%	3.7%
Weighted-average interest rate on outstanding long-term debt(c)	3.8%	4.0%
__________

(a)	Net of a $765 million and $1.1 billion net discount at December 31, 2013 and 2012.

(b)	The fair value of debt includes $6.8 billion and $4.1 billion measured utilizing Level 2 inputs at December 31, 2013 and 2012 and $1.2 billion measured utilizing Level 3 inputs at December 31, 2012.

(c)	Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

The Level 2 fair value measurements utilize quoted market prices and if unavailable, a discounted cash flow model. The valuation is reviewed internally by personnel with appropriate expertise in valuation methodologies. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread that is intended to represent our nonperformance risk for secured or unsecured obligations. We estimate our nonperformance risk using our corporate credit rating, the ratings on our senior unsecured notes and on our secured revolver, yields on traded bonds of companies with comparable credit ratings and risk profiles. We acquire the benchmark yield curves and nonperformance risk spread from independent sources that are widely used in the financial industry. In certain circumstances we adjust the valuation of debt for additional nonperformance risk or potential prepayment probability scenarios. We may use a probability weighting of prepayment scenarios when the stated rate exceeds market rates and the instrument contains prepayment features. The prepayment scenarios are adjusted to reflect the views of market participants. The fair value measurements subject to additional adjustments for nonperformance risk or prepayment have been categorized in Level 3.

Secured Debt

Wholesale financing represents arrangements, primarily with Ally Financial, where cash is received in advance of the final sale of vehicles, parts and accessories to our dealers or ultimate consumer. These obligations typically settle through the sale and delivery of our products and generally do not require cash outflows to settle. Following GM Financial's acquisition of the Ally Financial international operations in April 2013, most of the wholesale financing balance classified as debt became intercompany debt and was eliminated in consolidation, resulting in a decrease to our automotive debt balance of $682 million.

Secured Revolving Credit Facilities

In November 2012 we entered into two new secured revolving credit facilities with an aggregate borrowing capacity of $11.0 billion. These facilities consist of a three-year, $5.5 billion facility and a five-year, $5.5 billion facility and replaced our previous five-year, $5.0 billion secured revolving credit facility. Availability under the secured revolving credit facilities is subject to borrowing base restrictions.

The three-year, $5.5 billion facility is available to GM Financial as well as certain wholly-owned domestic and international subsidiaries. The facility includes various sub-limits including a GM Financial borrowing sub-limit of $4.0 billion, a multi-currency

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

borrowing sub-limit of $3.5 billion, a Brazilian Real borrowing sub-limit of approximately $485 million and a letter of credit sub-facility limit of $1.5 billion. We had amounts in use under the letter of credit sub-facility of $625 million at December 31, 2013.

The five-year, $5.5 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a letter of credit sub-limit of $500 million. This facility is not available to GM Financial.

Our obligations under the secured revolving credit facilities are guaranteed by certain of our domestic subsidiaries and by a substantial portion of our domestic assets including accounts receivable, inventory, property, plant and equipment, intellectual property and trademarks, equity interests in certain of our direct domestic subsidiaries as well as up to 65% of the voting equity interests in certain of our direct foreign subsidiaries, in each case, subject to certain exceptions. The collateral securing the secured revolving credit facilities does not include, among other assets, cash, cash equivalents and marketable securities as well as our investments in GM Financial, GM Korea and in our China JVs. If we receive and maintain an investment grade corporate rating from two or more of the following credit rating agencies: Fitch Ratings, Moody's Investor Service and Standard & Poor's, we will no longer have to post collateral or provide guarantees from certain domestic subsidiaries under the terms of the facilities.

The secured revolving credit facilities contain representations, warranties and covenants customary of these types of facilities, including negative covenants restricting incurring liens, consummating mergers or sales of assets and incurring secured indebtedness, and restricting us from making restricted payments, in each case, subject to exceptions and limitations. These restricted payments include limitations on the amount of dividend payments and repurchases of our common stock. These restrictions can be mitigated based on various factors including but not limited to cash flows generated from operating and investing activities, prior restricted payments, our borrowing base coverage ratio, consolidated global liquidity and other provisions. The facilities also require us to maintain at least $4.0 billion in consolidated global liquidity and at least $2.0 billion in consolidated U.S. liquidity.

Interest rates on obligations under the secured revolving credit facilities are based on prevailing per annum interest rates for Eurodollar loans or an alternative base rate plus an applicable margin, in each case, based upon the credit rating assigned to the secured revolving credit facilities or our corporate rating depending on certain criteria.

Unsecured Debt

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

In connection with the issuance of these notes we entered into a registration rights agreement that requires us to file a registration statement with the Securities and Exchange Commission (SEC) for an exchange offer with respect to the senior notes. If the registration statement has not been declared effective by the SEC within 365 days after the closing date of the debt issuance, if we fail to consummate the exchange offer within 30 business days after such target effective date or if the registration statement ceases to remain effective, we will be required to pay additional interest of 0.25% per annum for the first 90 day period following such event and an additional 0.25% per annum for each subsequent 90 day period prior to the consummation of the exchange offer up to a maximum additional interest rate of 0.5% per annum.

HCT Notes

As part of the establishment of the HCT to provide retiree healthcare benefits to certain active and retired employees in Canada, we issued notes to the HCT with a fair value of $1.1 billion in October 2011. We recorded a premium of $42 million at issuance. The notes accrued interest at an annual rate of 7.0%. The notes were due in periodic installments through 2018. In October 2013 we prepaid the HCT notes in full for $1.2 billion. Refer to Note 15 for additional information on the HCT settlement.

GM Korea Preferred Shares

Prior to April 2013 GM Korea had outstanding non-convertible mandatorily redeemable preferred shares. Dividends accrued at a rate of 2.5% through October 2012 and increased to 7.0% through 2017. In December 2012 GM Korea made a payment of $671 million to redeem early a portion of shares that had a carrying amount of $429 million and the difference was recorded as a

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

loss on extinguishment of debt. In April 2013 GM Korea made a payment of $708 million to redeem early the remaining balance of the shares that had a carrying amount of $468 million and the difference was recorded as a loss on extinguishment of debt.

Gains (Losses) on Extinguishment of Debt

In the year ended December 31, 2013 we prepaid and retired debt obligations with a total carrying amount of $1.8 billion and recorded a net loss on extinguishment of debt of $212 million which primarily represented the unamortized debt discount on the GM Korea mandatorily redeemable preferred shares. In the year ended December 31, 2012 we prepaid and retired debt obligations with a total carrying amount of $514 million and recorded a net loss on extinguishment of debt of $250 million which primarily represented the unamortized debt discount on the GM Korea mandatorily redeemable preferred shares. In the year ended December 31, 2011 we prepaid and retired in full debt facilities of $1.0 billion held by certain of our subsidiaries, primarily in GMNA and GMSA, and recorded a gain on these debt facilities of $18 million.

Technical Defaults and Covenant Violations

Several of our loan facilities, including our secured revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings. A foreign subsidiary was not in compliance with certain financial covenants under its $77 million term loan facility. We are evaluating alternatives to cure this financial covenant issue and included this liability in Short-term debt and current portion of long-term debt.

Automotive Financing - GM Financial

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Secured
Revolving credit facilities	$9,000	$8,995	$354	$354
Securitization notes payable(b)	13,073	13,175	9,024	9,171
Total secured	22,073	22,170	9,378	9,525
Unsecured
Senior notes	4,000	4,106	1,500	1,620
Bank lines and other unsecured debt	2,973	2,972	—	—
Total unsecured	6,973	7,078	1,500	1,620
Total GM Financial debt	$29,046	$29,248	$10,878	$11,145
_______

(a)
The fair value of debt includes $23.0 billion and $11.1 billion measured utilizing Level 2 inputs at December 31, 2013 and 2012 and $6.2 billion measured utilizing Level 3 inputs at December 31, 2013. For revolving credit facilities with variable interest rates and maturities of one year or less, the carrying amount is considered to be a reasonable estimate of fair value. The fair value of other secured debt and the unsecured debt is based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be paid using current risk-adjusted rates.

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

Revolving Credit Facilities

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The revolving credit facilities have revolving periods ranging from one to three years. At the end of the revolving period, if the facilities are not renewed, the debt will amortize over periods ranging up to six years. Most of the secured debt was issued by VIEs and it is repayable only from proceeds related to the underlying pledged finance receivables and leases. Refer to Note 12 for additional information relating to GM Financial's involvement with VIEs. Weighted-average interest rates are both fixed and variable, ranging from 0.9% to 15.9% at December 31, 2013.

GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain secured credit facilities. Additionally, some of GM Financial’s secured credit facilities contain various covenants requiring minimum financial ratios, asset quality and portfolio performance ratios (portfolio net loss and delinquency ratios and pool level cumulative net loss ratios) as well as limits on deferment levels. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements, restrict GM Financial’s ability to obtain additional borrowings under these agreements and/or remove GM Financial as servicer. At December 31, 2013 GM Financial was in compliance with all covenants related to its credit facilities.

In the year ended December 31, 2013 GM Financial entered into two new credit facilities with a total borrowing capacity of $1.3 billion. At December 31, 2013 revolving credit facilities of $7.3 billion resulted from the acquisition of the Ally Financial international operations.

Securitization Notes Payable

Securitization notes payable represents debt issued by GM Financial through securitization transactions. Debt issuance costs are amortized over the expected term of the securitizations on an effective yield basis. As a result of GM Financial's acquisition of the Ally Financial international operations, GM Financial recorded a purchase accounting discount of $69 million that will amortize to interest expense over the expected term of the notes. At December 31, 2013 the remaining purchase accounting discount of $47 million is included in Total secured debt.

At the time of securitization of finance receivables, GM Financial is required to pledge assets equal to a specified percentage of the securitization pool to support the securitization transaction. The assets pledged consist of cash deposited to a restricted account and additional receivables delivered to the trust, which create overcollateralization. The securitization transactions require the percentage of assets pledged to support the transaction to increase until a specified level is attained. Excess cash flows generated by the trusts are added to the restricted cash account or used to pay down outstanding debt in the trusts, creating overcollateralization until the targeted percentage level of assets is reached. Once the targeted percentage level of assets is reached and maintained, excess cash flows generated by the trusts are released to GM Financial as distributions from trusts. As the balance of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced. Assets in excess of the required percentage are also released to GM Financial as distributions from trusts.

In the year ended December 31, 2013 GM Financial issued securitization notes payable of $6.8 billion with a weighted-average interest rate of 1.7% maturing on various dates through 2021. At December 31, 2013 securitization notes payable of $2.3 billion resulted from the acquisition of the Ally Financial international operations.

Unsecured

Senior Notes

In May 2013 GM Financial issued $2.5 billion in aggregate principal amount of senior notes due in 2016 through 2023 with interest rates that range from 2.75% to 4.25%. In August 2012 GM Financial issued 4.75% senior notes of $1.0 billion which are due in August 2017 with interest payable semiannually. Senior notes outstanding at December 31, 2013 are due beginning in 2016 through 2023 and have interest rates that range from 2.75% to 6.75%. The notes are guaranteed by GM Financial's principal operating subsidiary.

Bank Lines and Other Unsecured Debt

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The maturity dates of bank lines and other unsecured debt, which was assumed in the acquisition of the Ally Financial international operations, range up to five years. If not renewed, any balance outstanding under these bank lines is either immediately due in full or will amortize over a defined period. Interest rates on bank lines and other unsecured debt ranged from 1.1% to 12.9% at December 31, 2013.

Consolidated

Interest Expense

The following table summarizes interest expense (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
Automotive	$334	$489	$540
Automotive Financing - GM Financial	715	283	204
Total interest expense	$1,049	$772	$744

Debt Maturities

The following table summarizes contractual maturities including capital leases at December 31, 2013 (dollars in millions):

	Automotive	Automotive Financing(a)	Total
2014	$543	$13,594	$14,137
2015	147	6,473	6,620
2016	109	4,199	4,308
2017	496	2,337	2,833
2018	1,582	1,693	3,275
Thereafter	5,025	750	5,775
	$7,902	$29,046	$36,948
________

(a)	Secured debt, bank lines and other unsecured debt are based on expected payoff date. Senior notes principal amounts are based on maturity.

At December 31, 2013 future interest payments on automotive capital lease obligations were $578 million. GM Financial had no capital lease obligations at December 31, 2013.

Note 15. Pensions and Other Postretirement Benefits

Employee Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans

Defined benefit pension plans covering eligible U.S. hourly employees (hired prior to October 2007) and Canadian hourly employees generally provide benefits of negotiated, stated amounts for each year of service and supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the defined benefit pension plans covering eligible U.S. (hired prior to January 1, 2001) and Canadian salaried employees and employees in certain other non-U.S. locations are generally based on years of service and compensation history. Accrual of defined pension benefits ceased on September 30, 2012 for U.S. salaried employees and on December 31, 2012 for Canadian salaried employees. There is also an unfunded nonqualified pension plan covering primarily U.S. executives for service prior to January 1, 2007 and it is based on an “excess plan” for service after that date.

Pension Contributions

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The funding policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable law and regulations or to directly pay benefit payments where appropriate. At December 31, 2013 all legal funding requirements had been met. We expect to contribute $100 million to our U.S. non-qualified plans and $749 million to our non-U.S. pension plans in 2014. The following table summarizes contributions made to the defined benefit pension plans (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
U.S. hourly and salaried	$128	$2,420	$1,962
Non-U.S.	886	855	836
Total	$1,014	$3,275	$2,798

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

OPEB Contributions

The following table summarizes contributions to the U.S. OPEB plans (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
Employer contributions	$393	$432	$426
Plan participants' contributions	29	4	13
Total contributions	$422	$436	$439

For the year ended December 31, 2011 we also contributed $1.9 billion to the independent HCT consisting of restricted cash of $782 million and notes payable of $1.1 billion.

Defined Contribution Plans

We have a defined contribution plan for eligible U.S. salaried employees. This plan provides discretionary matching contributions which we instituted in October 2009. U.S. hourly employees hired after September 2007 also participate in a defined contribution plan. Contributions are also made to certain non-U.S. defined contribution plans. We made contributions to our defined contribution plans of $502 million, $352 million and $297 million in the years ended December 31, 2013, 2012 and 2011.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

U.S. Salaried Defined Benefit Pension Plan

In 2012 we amended the salaried pension plan to cease the accrual of additional benefits effective September 30, 2012 resulting in a curtailment of $309 million which decreased the pension liability. We divided the plan to create a new legally separate defined benefit plan primarily for active and terminated vested participants. Settlement payments of $30.6 billion were made consisting of lump-sum pension distributions of $3.6 billion to retired salaried plan participants, group annuity contracts purchased for a total annuity premium of $25.1 billion and two separate previously guaranteed obligations of $1.9 billion were settled. These agreements unconditionally and irrevocably guarantee the full payment of all annuity payments to the participants that were receiving payments from the plan and the insurance companies assumed all investment risk associated with the assets that were delivered as the annuity contract premiums.

Through these transactions we have settled certain pension obligations in their entirety resulting in a pre-tax settlement loss of $2.6 billion ($2.2 billion after tax) in Automotive cost of sales. The pre-tax loss is composed of existing losses in Accumulated other comprehensive loss of $377 million, and the premium paid to the insurance company of $2.1 billion. The tax benefit of $413 million is composed of the statutory tax benefit of $1.0 billion offset by tax expense of $596 million primarily associated with the removal of prior period income tax allocations between Accumulated other comprehensive loss and Income tax expense (benefit).

In 2012 we provided short-term, interest-free, unsecured loans of $2.2 billion to provide the plan with incremental liquidity to pay ongoing benefits and administrative costs. Contributions of $1.7 billion were made from the $2.2 billion loans. Through December 31, 2012 $430 million was repaid and $90 million of the loan was still outstanding. In the year ended December 31, 2013 $60 million was repaid and the remaining $30 million was deemed a plan contribution.

Active salaried plan participants began receiving additional contributions in the defined contribution plan in October 2012.  Lump-sum pension distributions in 2013 of $430 million resulted in a pre-tax settlement gain of $128 million.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In September 2011 a plan which provided legal services to U.S. hourly employees and retirees was remeasured as a result of our labor agreement provisions which terminated the plan effective December 31, 2013. The negotiated termination has been accounted for as a negative plan amendment resulting in a decrease in the OPEB liability and a pre-tax increase of $266 million in the prior service credit component of Accumulated other comprehensive loss was amortized through December 31, 2013.

In March 2011 certain pension plans in GME were remeasured as part of our goodwill impairment testing, resulting in a decrease of $272 million in the pension liability and a pre-tax increase in the net actuarial gain component of Accumulated other comprehensive loss.

Refer to Note 10 for additional information on our Goodwill impairment.

Pension and OPEB Obligations and Plan Assets

The following table summarizes the change in benefit obligations and related plan assets (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Year Ended December 31, 2013				Year Ended December 31, 2012
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligations
Beginning benefit obligation	$82,110	$29,301	$6,271	$1,528	$108,562	$25,765	$5,822	$1,490
Service cost	298	394	24	13	452	383	23	16
Interest cost	2,837	1,010	217	57	4,055	1,110	234	63
Plan participants' contributions	—	4	29	2	—	7	4	1
Amendments	—	(4)	—	(4)	(32)	139	—	(52)
Actuarial (gains) losses	(7,661)	(1,009)	(757)	(210)	8,432	2,774	622	13
Benefits paid	(5,719)	(1,683)	(422)	(53)	(8,422)	(1,551)	(436)	(55)
Foreign currency translation adjustments	—	(528)	—	(98)	—	682	—	30
Business combinations	—	128	—	—	—	—	—	—
Curtailments, settlements and other	(385)	(85)	(252)	3	(30,937)	(8)	2	22
Ending benefit obligation	71,480	27,528	5,110	1,238	82,110	29,301	6,271	1,528
Change in plan assets
Beginning fair value of plan assets	68,085	15,541	—	—	94,349	14,541	—	—
Actual return on plan assets	2,107	988	—	—	10,332	1,344	—	—
Employer contributions	128	886	393	51	2,420	855	432	54
Plan participants' contributions	—	4	29	2	—	7	4	1
Benefits paid	(5,719)	(1,683)	(422)	(53)	(8,422)	(1,551)	(436)	(55)
Foreign currency translation adjustments	—	(692)	—	—	—	389	—	—
Business combinations	—	26	—	—	—	—	—	—
Settlements	(435)	(87)	—	—	(30,629)	(207)	—	—
Other	—	3	—	—	35	163	—	—
Ending fair value of plan assets	64,166	14,986	—	—	68,085	15,541	—	—
Ending funded status	$(7,314)	$(12,542)	$(5,110)	$(1,238)	$(14,025)	$(13,760)	$(6,271)	$(1,528)
Amounts recorded in the consolidated balance sheets
Non-current assets	$—	$137	$—	$—	$—	$73	$—	$—
Current liabilities	(131)	(379)	(368)	(83)	(95)	(343)	(406)	(84)
Non-current liabilities	(7,183)	(12,300)	(4,742)	(1,155)	(13,930)	(13,490)	(5,865)	(1,444)
Net amount recorded	$(7,314)	$(12,542)	$(5,110)	$(1,238)	$(14,025)	$(13,760)	$(6,271)	$(1,528)
Amounts recorded in Accumulated other comprehensive loss
Net actuarial gain (loss)	$4,747	$(3,379)	$(542)	$47	$(1,434)	$(4,786)	$(1,573)	$(188)
Net prior service (cost) credit	38	(87)	19	91	42	(111)	135	118
Total recorded in Accumulated other comprehensive loss	$4,785	$(3,466)	$(523)	$138	$(1,392)	$(4,897)	$(1,438)	$(70)

The following table summarizes the total accumulated benefit obligations (ABO), the fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the projected benefit obligation (PBO) and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2013		December 31, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
ABO	$71,461	$27,069	$82,103	$28,880
Plans with ABO in excess of plan assets
ABO	$71,461	$25,897	$82,103	$28,156
Fair value of plan assets	$64,166	$13,663	$68,085	$14,702
Plans with PBO in excess of plan assets
PBO	$71,480	$26,788	$82,110	$28,537
Fair value of plan assets	$64,166	$14,109	$68,085	$14,704

The following table summarizes the components of net periodic pension and OPEB expense along with the assumptions used to determine benefit obligations (dollars in millions):

	Year Ended December 31, 2013				Year Ended December 31, 2012				Year Ended December 31, 2011
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of expense
Service cost	$395	$425	$24	$13	$590	$411	$23	$16	$632	$399	$23	$30
Interest cost	2,837	1,010	217	57	4,055	1,110	234	63	4,915	1,215	265	186
Expected return on plan assets	(3,562)	(823)	—	—	(5,029)	(870)	—	—	(6,692)	(925)	—	—
Amortization of prior service cost (credit)	(4)	19	(116)	(14)	(1)	1	(116)	(12)	(2)	(2)	(39)	(9)
Recognized net actuarial loss	6	208	85	6	2	35	52	6	—	—	6	—
Curtailments, settlements and other (gains) losses	(77)	(6)	(62)	—	2,580	71	—	11	(23)	(7)	—	(749)
Net periodic pension and OPEB expense (income)	$(405)	$833	$148	$62	$2,197	$758	$193	$84	$(1,170)	$680	$255	$(542)
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.46%	4.10%	4.52%	4.71%	3.59%	3.70%	3.68%	3.97%	4.15%	4.50%	4.24%	4.37%
Rate of compensation increase(a)	N/A	2.90%	N/A	4.21%	N/A	2.77%	4.50%	4.21%	4.50%	3.11%	4.50%	4.20%
Weighted-average assumptions used to determine net expense
Discount rate	3.59%	3.69%	3.69%	3.97%	4.06%	4.45%	4.24%	4.31%	4.96%	5.16%	5.05%	5.01%
Expected rate of return on plan assets	5.77%	5.70%	N/A	N/A	6.18%	6.20%	N/A	N/A	8.00%	6.50%	N/A	N/A
Rate of compensation increase(a)	N/A	2.77%	4.50%	4.21%	4.50%	3.15%	4.50%	4.21%	3.96%	3.25%	4.50%	4.42%
_________

(a)	As a result of ceasing the accrual of additional benefits for salaried plan participants, the rate of compensation increase does not have a significant effect on our U.S. pension and OPEB plans.

U.S. pension plan service cost includes administrative expenses of $97 million, $138 million and $138 million in the years ended December 31, 2013, 2012 and 2011. Weighted-average assumptions used to determine net expense are determined at the beginning of the period and updated for remeasurements. Non-U.S. pension plan service cost includes administrative expenses of $31 million and $28 million in the years ended December 31, 2013 and 2012.

The following table summarizes estimated amounts to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in the year ending December 31, 2014 based on December 31, 2013 plan measurements (dollars in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Other Benefit Plans	Non-U.S. Other Benefit Plans
Amortization of prior service cost (credit)	$(4)	$19	$(2)	$(14)
Amortization of net actuarial (gain) loss	(91)	159	14	(6)
	$(95)	$178	$12	$(20)

Assumptions

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Investment Strategies and Long-Term Rate of Return

Detailed periodic studies conducted by outside actuaries and an internal asset management group are used to determine the long-term strategic mix among asset classes, risk mitigation strategies, and the expected long-term return on asset assumptions for the U.S. pension plans. The U.S. study includes a review of alternative asset allocation and risk mitigation strategies, anticipated future long-term performance and risk of the individual asset classes that comprise the plans' asset mix. Similar studies are performed for the significant non-U.S. pension plans with the assistance of outside actuaries and asset managers. While the studies incorporate data from recent plan performance and historical returns, the expected long-term return on plan asset assumptions are determined based on long-term, prospective rates of return.

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

In setting new strategic asset mixes, consideration is given to the likelihood that the selected mixes will effectively fund the projected pension plan liabilities, while aligning with the risk tolerance of the plans' fiduciaries. The strategic asset mixes for U.S. defined benefit pension plans are increasingly designed to satisfy the competing objectives of improving funded positions (market value of assets equal to or greater than the present value of the liabilities) and mitigating the possibility of a deterioration in funded status.

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

In December 2013 an investment policy study was completed for the U.S. pension plans. The study resulted in new target asset allocations being approved for the U.S. pension plans with resulting changes to the expected long-term rate of return on assets. The weighted-average long-term rate of return on assets increased from 5.8% at December 31, 2012 to 6.5% at December 31, 2013 due primarily to higher yields on fixed income securities. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

Target Allocation Percentages

The following table summarizes the target allocations by asset category for U.S. and non-U.S. defined benefit pension plans:

	December 31, 2013		December 31, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Categories
Equity	19%	28%	19%	30%
Debt	58%	49%	60%	53%
Other(a)	23%	23%	21%	17%
Total	100%	100%	100%	100%
__________

(a)	Primarily includes private equity, real estate and absolute return strategies which mainly consist of hedge funds.

Assets and Fair Value Measurements

The following tables summarize the fair value of defined benefit pension plan assets by asset class (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Measurements of U.S. Plan Assets at December 31, 2013				Fair Value Measurements of Non-U.S. Plan Assets at December 31, 2013				Total U.S. and Non-U.S. Plan Assets
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents and other short-term investments	$—	$411	$—	$411	$—	$156	$—	$156	$567
Common and preferred stocks(a)	10,234	70	6	10,310	1,816	6	—	1,822	12,132
Government and agency debt securities(b)	—	14,971	—	14,971	—	3,418	—	3,418	18,389
Corporate debt securities(c)	—	20,409	58	20,467	—	2,410	12	2,422	22,889
Mortgage and asset-backed securities	—	238	72	310	—	65	2	67	377
Investment funds
Equity funds	72	190	44	306	128	1,930	—	2,058	2,364
Fixed income funds	27	8	113	148	—	927	12	939	1,087
Funds of hedge funds	—	—	4,285	4,285	—	—	733	733	5,018
Other investment funds	—	820	732	1,552	—	672	—	672	2,224
Private equity and debt investments(d)	—	—	6,335	6,335	—	—	430	430	6,765
Real estate investments(e)	390	4	4,127	4,521	13	12	1,405	1,430	5,951
Other investments	—	—	62	62	—	—	618	618	680
Derivatives
Interest rate contracts	5	46	—	51	1	1	—	2	53
Foreign exchange and other contracts	12	111	—	123	2	43	—	45	168
Total assets	10,740	37,278	15,834	63,852	1,960	9,640	3,212	14,812	78,664
Liabilities
Derivatives
Interest rate contracts	(22)	(213)	(6)	(241)	(12)	—	—	(12)	(253)
Foreign exchange and other contracts	—	(98)	—	(98)	—	(56)	—	(56)	(154)
Total liabilities	(22)	(311)	(6)	(339)	(12)	(56)	—	(68)	(407)
Net plan assets subject to leveling	$10,718	$36,967	$15,828	63,513	$1,948	$9,584	$3,212	14,744	78,257
Other plan assets and liabilities(g)				653				242	895
Net Plan Assets				$64,166				$14,986	$79,152

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Measurements of U.S. Plan Assets at December 31, 2012				Fair Value Measurements of Non-U.S. Plan Assets at December 31, 2012				Total U.S. and Non-U.S. Plan Assets
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents and other short-term investments	$—	$551	$—	$551	$—	$151	$—	$151	$702
Common and preferred stocks(a)	9,663	26	19	9,708	2,227	—	—	2,227	11,935
Government and agency debt securities(b)	—	17,835	—	17,835	—	3,722	—	3,722	21,557
Corporate debt securities(c)	—	19,116	77	19,193	—	2,596	2	2,598	21,791
Mortgage and asset-backed securities	—	1,804	105	1,909	—	54	3	57	1,966
Investment funds
Equity funds	66	253	195	514	212	2,009	—	2,221	2,735
Fixed income funds	16	498	190	704	—	1,046	14	1,060	1,764
Funds of hedge funds	—	—	3,768	3,768	—	—	627	627	4,395
Other investment funds	—	837	806	1,643	—	35	—	35	1,678
Private equity and debt investments(d)	—	—	6,400	6,400	—	—	381	381	6,781
Real estate investments(e)	412	—	4,335	4,747	19	31	1,422	1,472	6,219
Other investments	—	—	63	63	—	—	665	665	728
Derivatives
Interest rate contracts	15	1,553	—	1,568	—	—	—	—	1,568
Foreign exchange and other contracts	6	124	1	131	2	40	—	42	173
Total assets	10,178	42,597	15,959	68,734	2,460	9,684	3,114	15,258	83,992
Liabilities
Mortgage and asset-backed securities(f)	—	(15)	—	(15)	—	—	—	—	(15)
Derivatives
Interest rate contracts	(21)	(977)	(8)	(1,006)	(4)	—	—	(4)	(1,010)
Foreign exchange and other contracts	(4)	(123)	(1)	(128)	(1)	(36)	—	(37)	(165)
Total liabilities	(25)	(1,115)	(9)	(1,149)	(5)	(36)	—	(41)	(1,190)
Net plan assets subject to leveling	$10,153	$41,482	$15,950	67,585	$2,455	$9,648	$3,114	15,217	82,802
Other plan assets and liabilities(g)				500				324	824
Net Plan Assets				$68,085				$15,541	$83,626
__________

(a)	Includes GM common stock of $2 million and $1.4 billion in Level 1 of U.S. plan assets at December 31, 2013 and 2012.

(b)	Includes U.S. and sovereign government and agency issues. Excludes mortgage and asset-backed securities.

(c)	Includes bank debt obligations.

(d)	Includes private equity investment funds.

(e)	Includes investment funds and public real estate investment trusts.

(f)	Primarily investments sold short.

(g)	Cash held by the plans, net of amounts receivable/payable for unsettled security transactions and payables for investment manager fees, custody fees and other expenses.

The following tables summarize the activity for U.S. plan assets measured at fair value using Level 3 inputs (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Balance at January 1, 2013	Net Realized/Unrealized Gains (Losses)	Purchases, Sales and Settlements, Net	Transfers Into/Out of Level 3	Balance at December 31, 2013	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2013
Assets
Common and preferred stocks	$19	$3	$(16)	$—	$6	$1
Corporate debt securities	77	5	(24)	—	58	(2)
Mortgage and asset-backed securities	105	1	(34)	—	72	(1)
Investment funds
Equity funds	195	(3)	(148)	—	44	—
Fixed income funds	190	17	(94)	—	113	11
Funds of hedge funds	3,768	498	19	—	4,285	497
Other investment funds	806	40	(114)	—	732	29
Private equity and debt investments	6,400	926	(991)	—	6,335	436
Real estate investments	4,335	458	(666)	—	4,127	190
Other investments	63	(2)	1	—	62	(2)
Total assets	15,958	1,943	(2,067)	—	15,834	1,159
Derivatives, net
Interest rate contracts	(8)	2	—	—	(6)	1
Total net assets	$15,950	$1,945	$(2,067)	$—	$15,828	$1,160

	Balance at January 1, 2012	Net Realized/Unrealized Gains (Losses)	Purchases, Sales and Settlements, Net	Transfers Into/Out of Level 3	Balance at December 31, 2012	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2012
Assets
Common and preferred stocks	$46	$1	$(25)	$(3)	$19	$3
Government and agency debt securities	3	(1)	(2)	—	—	—
Corporate debt securities	352	1	(258)	(18)	77	(35)
Mortgage and asset-backed securities	197	34	(120)	(6)	105	24
Group annuity contracts	3,209	77	(3,286)	—	—	—
Investment funds
Equity funds	521	51	(414)	37	195	18
Fixed income funds	1,210	47	(1,067)	—	190	(3)
Funds of hedge funds	5,918	310	(2,460)	—	3,768	239
Other investment funds	2,270	55	(1,531)	12	806	(2)
Private equity and debt investments	8,444	1,022	(3,038)	(28)	6,400	154
Real estate investments	5,092	198	(955)	—	4,335	(80)
Other investments	—	—	63	—	63	—
Total assets	27,262	1,795	(13,093)	(6)	15,958	318
Derivatives, net
Interest rate contracts	7	3	(14)	(4)	(8)	(1)
Foreign exchange and other contracts	(6)	1	5	—	—	—
Total net assets	$27,263	$1,799	$(13,102)	$(10)	$15,950	$317

The following tables summarize the activity for non-U.S. plan assets measured at fair value using Level 3 inputs (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Balance at January 1, 2013	Net Realized/Unrealized Gains (Losses)	Purchases, Sales and Settlements, Net	Transfers Into/Out of Level 3	Effect of Foreign Currency	Balance at December 31, 2013	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2013
Assets
Corporate debt securities	$2	$1	$8	$1	$—	$12	$1
Mortgage and asset-backed securities	3	—	(1)	—	—	2	—
Investment funds
Fixed income funds	14	(1)	(1)	—	—	12	—
Funds of hedge funds	627	111	28	—	(33)	733	112
Private equity and debt investments	381	73	3	—	(27)	430	53
Real estate investments	1,422	103	(57)	—	(63)	1,405	122
Other investments	665	(10)	(43)	—	6	618	4
Total assets	$3,114	$277	$(63)	$1	$(117)	$3,212	$292

	Balance at January 1, 2012	Net Realized/Unrealized Gains (Losses)	Purchases, Sales and Settlements, Net	Transfers Into/Out of Level 3	Effect of Foreign Currency	Balance at December 31, 2012	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2012
Assets
Government and agency debt securities	$1	$—	$(1)	$—	$—	$—	$—
Corporate debt securities	4	2	(4)	—	—	2	—
Mortgage and asset-backed securities	4	—	(4)	3	—	3	—
Investment funds
Equity funds	146	(24)	(124)	—	2	—	—
Fixed income funds	20	—	(6)	—	—	14	—
Funds of hedge funds	585	25	—	—	17	627	26
Other investment funds	247	17	(269)	—	5	—	—
Private equity and debt investments	298	46	29	—	8	381	24
Real estate investments	1,345	123	(82)	—	36	1,422	119
Other investments	428	16	203	—	18	665	10
Total assets	$3,078	$205	$(258)	$3	$86	$3,114	$179
Investment Fund Strategies

Equity funds include funds that invest in U.S. common and preferred stocks as well as similar equity securities issued by companies incorporated, listed or domiciled in developed and/or emerging markets countries.

Fixed income funds include investments in high quality and high yield funds as well as in credit arbitrage funds. High quality fixed income funds invest in government securities, investment-grade corporate bonds, mortgages and asset-backed securities. High yield fixed income funds invest in high yield fixed income securities issued by corporations which are rated below investment grade, are unrated but are believed by the investment manager to have similar risk characteristics or are rated investment grade or higher but are priced at yields comparable to securities rated below investment grade and believed to have similar risk characteristics. Credit arbitrage funds invest in a variety of credit and credit-related instruments that allow fund managers to profit from mispricing of these credit instruments. Certain derivatives may be used for hedging purposes by some fixed income fund managers to limit exposure to various risk factors.

Funds of hedge funds represent funds that invest in a portfolio of hedge funds. Fund managers typically seek to achieve their objectives by allocating capital across a broad array of funds and/or investment managers.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Other investment funds primarily represent multi-strategy funds. These funds invest in broadly diversified portfolios of equity, fixed income and derivative instruments. Certain funds may also employ multiple alternative investment strategies, in combination, such as global macro, event-driven (which seeks to profit from opportunities created by significant transactional events such as spin-offs, mergers and acquisitions, bankruptcy reorganizations, recapitalizations and share buybacks) and relative value (which seeks to take advantage of pricing discrepancies between instruments including equities, debt, options and futures).

Private equity and debt investments principally consists of investments in private equity and debt funds. These investments provide exposure to and benefit from long-term equity investments in private companies, including leveraged buy-outs, venture capital and distressed debt strategies.

Real estate investments include funds that invest in entities which are principally engaged in the ownership, acquisition, development, financing, sale and/or management of income-producing real estate properties, both commercial and residential. These funds typically seek long-term growth of capital and current income that is above average relative to public equity funds.

Significant Concentrations of Risk

The assets of the pension plans include certain private investment funds, private equity and debt securities, real estate investments and derivative instruments. Investment managers may be unable to quickly sell or redeem some or all of these investments at an amount close or equal to fair value in order to meet a plan's liquidity requirements or to respond to specific events such as deterioration in the creditworthiness of any particular issuer or counterparty.

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

Counterparty credit risk is the risk that a counterparty to a financial instrument will default on its commitment. Counterparty risk is primarily related to over-the-counter derivative instruments used to manage risk exposures related to interest rates on long-term debt securities and foreign currency exchange rate fluctuations. The risk of default can be influenced by various factors including macro-economic conditions, market liquidity, fiscal and monetary policies and counterparty-specific characteristics and activities. Certain agreements with counterparties employ set-off, collateral support arrangements and other risk mitigating procedures designed to reduce the net exposure to credit risk in the event of counterparty default. Credit policies and processes are in place to manage concentrations of counterparty risk by seeking to undertake transactions with large well-capitalized counterparties and by monitoring the creditworthiness of these counterparties. The majority of derivatives held by the plans at December 31, 2013 were fully collateralized and therefore, the related counterparty credit risk was significantly reduced.

Pension Funding Requirements

We are subject to a variety of U.S. federal rules and regulations, including the Employee Retirement Income Security Act of 1974, as amended and the Pension Protection Act of 2006, which govern the manner in which we fund and administer our pensions for our retired employees and their spouses. In 2012 the U.S. government enacted the Moving Ahead for Progress in the 21st Century Act which allows plan sponsors funding relief for pension plans through the application of higher funding interest rates. As a result, under current economic conditions, we expect no mandatory contributions to our U.S. qualified pension plans for at least five years. The new law does not impact our reported funded status. We have no funding requirements for our U.S. qualified plans in 2014.

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

Benefit Payments

The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service (dollars in millions):

	Pension Benefits(a)		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2014	$5,780	$1,609	$376	$77
2015	$5,687	$1,597	$364	$65
2016	$5,475	$1,688	$352	$65
2017	$5,368	$1,711	$341	$65
2018	$5,210	$1,581	$332	$66
2019 - 2023	$24,019	$7,858	$1,576	$357
__________

(a)	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our Cash and cash equivalents.

Note 16. Derivative Financial Instruments

Automotive

At December 31, 2013 and 2012 our derivative instruments consisted primarily of options and forward contracts, none of which were designated as hedging relationships. We had derivative instruments in asset positions with notional amounts of $9.3 billion and $9.1 billion and liability positions with notional amounts of $427 million and $1.6 billion at December 31, 2013 and 2012. The fair value of these derivative instruments was insignificant.

Automotive Financing - GM Financial

GM Financial had interest rate swaps and caps in asset positions with notional amounts of $3.8 billion and $775 million and liability positions with notional amounts of $5.5 billion and $775 million at December 31, 2013 and 2012. As a result of the acquisition of certain Ally Financial international operations, GM Financial had foreign currency swaps with notional amounts of $1.7 billion and $2.1 billion in asset and liability positions at December 31, 2013. The fair value of these derivative financial instruments was insignificant.

Note 17. Commitments and Contingencies

The following tables summarize information related to commitments and contingencies (dollars in millions):

	December 31, 2013		December 31, 2012
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees
Third-party commercial loans and other obligations(b)	$51	$15,616	$168	$22,496
Other product-related claims	$54	$1,317	$51	$1,040
__________

(a)	Calculated as future undiscounted payments.

(b)	Includes liabilities recorded of $10 million and $15 million and maximum liabilities of $15.3 billion and $22.1 billion related to Ally Financial repurchase obligations at December 31, 2013 and 2012.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Liability Recorded
	December 31, 2013	December 31, 2012
Other litigation-related liability and tax administrative matters(a)	$1,227	$1,728
Product liability	$690	$601
Credit card programs(b)
Redemption liability(c)	$183	$209
Deferred revenue(d)	$295	$355
Environmental liability	$154	$166
__________

(a)	Primarily indirect tax-related litigation as well as various non-U.S. labor related matters.

(b)	At December 31, 2013 and 2012 qualified cardholders had rebates available, net of deferred program revenue, of approximately $2.6 billion and $2.9 billion.

(c)	Recorded in Accrued liabilities.

(d)	Recorded in Other liabilities and deferred income taxes.

Guarantees

We provide payment guarantees on commercial loans outstanding with third parties, such as dealers or rental car companies. These guarantees either expire in 2018 or are ongoing. We determined the fair value ascribed to the guarantees at inception and subsequent to inception to be insignificant based on the credit worthiness of the third parties.

We have agreements with third parties that guarantee the fulfillment of certain suppliers' commitments and other obligations. These guarantees expire in 2014 through 2016 or are ongoing, or upon the occurrence of specific events.

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

With respect to other product-related claims involving products manufactured by certain joint ventures, we believe that costs incurred are adequately covered by recorded accruals. These guarantees terminate in years ranging from 2020 to 2027.

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

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which we believe that losses are probable and can be reasonably estimated, the majority of which are associated with indirect tax-related matters as well as non-U.S. labor-related matters. Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

funds in escrow. Escrow deposits may range from $500 million to $800 million. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2013. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. Litigation is inherently unpredictable however; and unfavorable resolutions could occur. Accordingly it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. In November 2012 the Seoul High Court (an intermediate level appellate court) issued a decision affirming a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position in all of these cases. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court) and initiated a constitutional challenge to the adverse interpretation of the relevant statute. At September 30, 2013 we had an accrual of 843 billion South Korean Won (equivalent to $784 million) in connection with these cases. In December 2013, the Supreme Court rendered a decision in a case involving another company not affiliated with us which addressed many of the issues presented in the cases pending against GM Korea and resolved many of them in a manner which we believe is favorable to GM Korea. In particular, while the Supreme Court held that fixed bonuses should be included in the calculation of Ordinary Wages, it also held that claims for retroactive application of this rule would be barred under certain circumstances. We believe the Supreme Court’s reasoning is applicable to GM Korea, even though GM Korea’s case remains pending before the Supreme Court. Accordingly, we have eliminated the accrual associated with these cases. In the year ended December 31, 2013 we recorded a net reduction of our accrual of 746 billion South Korean Won (equivalent to $711 million) to Automotive cost of sales (77% of which is reflected in our Net income attributable to stockholders based on our ownership interest in GM Korea). We estimate our reasonably possible loss, as defined by ASC 450, “Contingencies,” to be 632 billion South Korean Won (equivalent to $599 million) at December 31, 2013. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. Although the issues differ due to differences between hourly and salaried benefit design, we believe the latest decision of the Supreme Court also impacts this litigation. At December 31, 2013 we have identified a reasonably possible loss in excess of the amount of our accrual of 165 billion South Korean Won (equivalent to $156 million). Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available.

GMCL Dealers' Claim

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against GMCL on behalf of a purported class of over 200 former GMCL dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GMCL. In May 2009 in the context of the global restructuring of the business and the possibility that GMCL might be required to initiate insolvency proceedings, GMCL offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GMCL dealer network and to facilitate winding down their operations in an orderly fashion by December 31, 2009 or such other date as GMCL approved but no later than on October 31, 2010. The Plaintiff Dealers allege that the Dealer Sales and Service Agreements were wrongly terminated by GMCL and that GMCL failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” Canadian Dollar $750 million, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues including: (1) whether GMCL breached its obligation of "good faith" in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). A number of former dealers have opted out of participation in the litigation, leaving 181 dealers in the certified class. Trial of the class issues is scheduled to occur in the third quarter of 2014. The current prospects for liability are uncertain, but because liability is not deemed probable we have no accrual relating to this

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

litigation. We cannot estimate the range of reasonably possible loss in the event of liability as the case presents a variety of different legal theories, none of which GMCL believes are valid.

UAW Claim

On April 6, 2010 the UAW filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached an obligation to contribute $450 million to the UAW Retiree Medical Benefits Trust (New VEBA). The UAW alleges that we were contractually required to make this contribution. On December 10, 2013 the court granted our motion for summary judgment and dismissed the claims asserted by the UAW, holding that the relevant agreement is unambiguous and does not require the payment sought. The UAW has appealed. At this juncture, we believe the prospects for liability on the claims asserted in this matter are remote.

Nova Scotia Claims Litigation

We were a participating party-in-interest in proceedings pending in the U.S. Bankruptcy Court for the Southern District of New York to adjudicate claims in the Old GM bankruptcy arising from certain securities issued by General Motors Nova Scotia Finance Company (Nova Scotia Finance), an Old GM subsidiary which we did not acquire in 2009 (Nova Scotia Claims Litigation). Although the proceedings involved no claims against us, they presented issues which, depending upon their resolution, could have resulted in future claims against GMCL. In December 2013, pursuant to the agreement, GMCL paid $50 million to, or as directed by, the Trustee of Nova Scotia Finance and we (including our subsidiaries and affiliates) were released from all claims relating to Nova Scotia Finance, the Nova Scotia Claims Litigation and the transactions at issue in the litigation.

Product Liability

With respect to product liability claims involving our and Old GM's products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. Although punitive damages are claimed in some of these lawsuits and such claims are inherently unpredictable, accruals incorporate historic experience with these types of claims. Liabilities have been recorded in Accrued liabilities and Other liabilities and deferred income taxes for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured.

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

Environmental Liability

Automotive operations, like operations of other companies engaged in similar businesses, are subject to a wide range of environmental protection laws, including laws regulating air emissions, water discharges, waste management and environmental remediation. Liabilities have been recorded primarily in Other liabilities and deferred income taxes for the expected costs to be paid over the periods of remediation for the applicable sites, which typically range from five to 30 years.

The final outcome of environmental matters cannot be predicted with certainty at this time. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information obtained. In future periods new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. It is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At December 31, 2013 we estimate the remediation losses could range from $120 million to $230 million.

Other Matters

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Brazil Excise Tax Incentive

In October 2012 the Brazilian government issued a decree which increased an excise tax rate by 30 percentage points, but also provided an offsetting tax incentive that requires participating companies to meet certain criteria, such as local investment and fuel efficiency standards. Participating companies that fail to meet the required criteria are subject to clawback provisions and fines. At December 31, 2013 we believe it is reasonably assured that the program requirements will be met based on the current business model and available technologies.

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan agreed to with European labor representatives we have committed to achieving specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we fail to accomplish the requirements set out under the agreement we will be required to pay certain amounts up to Euro 265 million for each of those years, and/or interest on those amounts, to our employees. Certain inventory with a carrying amount of $200 million and $186 million at December 31, 2013 and 2012 was pledged as collateral under the agreement. Through December 31, 2013 spending was sufficient to meet the current requirements under the agreement and the specified milestones have been accomplished. Management has the intent and believes it has the ability to meet the future requirements under the agreement.

India Tavera Emissions Compliance

We have identified an emissions compliance issue with the Tavera produced in India. We have self-reported this issue to local government authorities and will cooperate with any review they may conduct. It is too early to determine the impact this issue will have on us or our Indian operations.

Asset Retirement Obligations

Asset retirement obligations relate to legal obligations associated with retirement of tangible long-lived assets that result from acquisition, construction, development or normal operation of a long-lived asset. An analysis is performed of such obligations associated with all real property owned or leased, including facilities, warehouses and offices. Estimates of conditional asset retirement obligations relate, in the case of owned properties, to costs estimated to be necessary for the legally required removal or remediation of various regulated materials, primarily asbestos. Asbestos abatement was estimated using site-specific surveys where available and a per square foot estimate where surveys were unavailable. For leased properties such obligations relate to the estimated cost of contractually required property restoration. At December 31, 2013 and 2012 accruals for asset retirement obligations were $159 million and $116 million.

Noncancelable Operating Leases

The following table summarizes our minimum commitments under noncancelable operating leases having initial terms in excess of one year, primarily for property (dollars in millions):

	2014	2015	2016	2017	2018	Thereafter
Minimum commitments(a)	$363	$290	$225	$156	$132	$499
Sublease income	(52)	(58)	(60)	(59)	(56)	(293)
Net minimum commitments	$311	$232	$165	$97	$76	$206
__________

(a)	Certain of the leases contain escalation clauses and renewal or purchase options.

Rental expense under operating leases was $477 million, $474 million and $556 million in the years ended December 31, 2013, 2012 and 2011.

Note 18. Income Taxes

The following table summarizes income (loss) before income taxes and equity income and gain on investments (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2013	2012	2011
U.S. income (loss)	$4,880	$(19,063)	$2,883
Non-U.S. income (loss)	768	(11,194)	3,102
Income (loss) before income taxes and equity income and gain on investments	$5,648	$(30,257)	$5,985

Income Tax Expense (Benefit)

The following table summarizes Income tax expense (benefit) (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
Current income tax expense (benefit)
U.S. federal	$(34)	$6	$(134)
U.S. state and local	88	78	58
Non-U.S.	512	646	275
Total current income tax expense	566	730	199
Deferred income tax expense (benefit)
U.S. federal	1,049	(28,965)	8
U.S. state and local	137	(3,415)	(28)
Non-U.S.	375	(3,181)	(289)
Total deferred income tax expense (benefit)	1,561	(35,561)	(309)
Total income tax expense (benefit)	$2,127	$(34,831)	$(110)

Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of our basis differences in investments in foreign subsidiaries and corporate joint ventures not deemed to be indefinitely reinvested. Taxes have not been provided on basis differences in investments primarily as a result of earnings in foreign subsidiaries and corporate joint ventures which are deemed indefinitely reinvested of $2.6 billion and $1.4 billion at December 31, 2013 and 2012. Additional basis differences in investments in nonconsolidated China JVs exist of $4.1 billion at December 31, 2013 and 2012 primarily related to fresh-start reporting. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

The following table summarizes a reconciliation of Income tax expense (benefit) compared with the amounts at the U.S. federal statutory rate (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2013	2012	2011
Income tax expense (benefit) at U.S. federal statutory income tax rate	$1,977	$(10,590)	$2,094
State and local tax expense	145	254	215
Non-U.S. income taxed at other than 35%	(168)	908	(172)
Foreign tax credit election change	—	(1,075)	—
U.S. tax on Non-U.S. income	543	713	(122)
Change in valuation allowance	182	(33,917)	(2,386)
Change in tax laws	146	67	(33)
Research incentives	(490)	(68)	(45)
Gain on sale of New Delphi equity interests	—	—	599
Goodwill impairment	124	8,705	377
Settlements of prior year tax matters	(473)	—	(56)
VEBA contribution	—	—	(476)
Foreign currency remeasurement	(21)	(36)	59
Pension contribution	—	—	(127)
U.S. salaried pension plan settlement	—	541	—
Other adjustments	162	(333)	(37)
Total income tax expense (benefit)	$2,127	$(34,831)	$(110)

Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities at December 31, 2013 and 2012 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities (dollars in millions):

	December 31, 2013	December 31, 2012
Deferred tax assets
Postretirement benefits other than pensions	$2,902	$3,494
Pension and other employee benefit plans	5,469	8,536
Warranties, dealer and customer allowances, claims and discounts	4,282	4,277
Property, plants and equipment	2,464	2,225
Capitalized research expenditures	7,179	6,106
Operating loss and tax credit carryforwards(a)	19,342	20,220
Miscellaneous	1,663	3,443
Total deferred tax assets before valuation allowances	43,301	48,301
Less: valuation allowances	(10,823)	(10,991)
Total deferred tax assets	32,478	37,310
Deferred tax liabilities
Intangible assets	397	724
Net deferred tax assets	$32,081	$36,586
_________

(a)	Includes operating loss and tax credit carryforwards of $16.3 billion expiring through 2033 and $3.0 billion that may be carried forward indefinitely at December 31, 2013.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

At December 31, 2013 we retained valuation allowances of $10.8 billion against deferred tax assets primarily in GME and South Korea business units with losses and in the U.S. and Canada related primarily to capital loss tax attributes and state operating loss carryforwards.

At December 31, 2012 as a result of sustained profitability in the U.S. and Canada evidenced by three years of earnings and the completion of our near- and medium-term business plans in the three months ended December 31, 2012 that forecast continuing profitability, we determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in these two jurisdictions. Accordingly we reversed most of the U.S. and Canadian valuation allowances resulting in non-cash income tax benefits of $33.2 billion and $3.1 billion.

At December 31, 2011 as a result of sustained profitability in Australia, we released the valuation allowance against deferred tax assets. The reduction in the valuation allowance resulted in a non-cash income tax benefit of $502 million. In Australia we have net operating loss carryforwards which are subject to meeting a "Same Business Test" requirement that we assess on a quarterly basis. At December 31, 2013 as a result of our plans to cease vehicle and engine manufacturing at Holden, we determined that it was more likely than not Holden would not realize a portion of the deferred tax assets and recorded a valuation allowance in the amount of $133 million.

Uncertain Tax Positions

The following table summarizes activity of the total amounts of unrecognized tax benefits (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$2,745	$2,370	$5,169
Additions to current year tax positions	251	112	129
Additions to prior years' tax positions	276	512	562
Reductions to prior years' tax positions	(535)	(141)	(1,002)
Reductions in tax positions due to lapse of statutory limitations	(73)	(34)	(64)
Settlements	(132)	(112)	(2,399)
Other	(2)	38	(25)
Ending balance	$2,530	$2,745	$2,370

At December 31, 2013 and 2012 there are $1.5 billion and $1.2 billion of unrecognized tax benefits that if recognized would favorably affect our effective tax rate in the future. In the years ended December 31, 2013, 2012 and 2011 we recorded income tax related interest expense (benefit) and penalties of $(25) million, $44 million and $(145) million. The interest and penalty benefit in the year ended December 31, 2011 was due primarily to remeasurements, settlements and statute expirations. At December 31, 2013 and 2012 we had liabilities of $286 million and $222 million for income tax related interest and penalties.

In November 2013 we remeasured a previously disclosed uncertain tax position and recorded a $473 million tax benefit that increased net operating loss carryforwards, reducing future taxable income.

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

At December 31, 2013 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

Other Matters

Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2005 to 2013 with various significant tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. Given the global nature of our operations there is a risk that transfer pricing disputes may arise.

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

In the U.S. we have continuing responsibility for Old GM's open tax years. Old GM was liquidated on December 15, 2011. The Internal Revenue Service has audited the returns through the liquidation date and, in January 2014, the audit of these returns was closed. The reduction to the amount of unrecognized tax benefits is not expected to be significant. In January 2013 the U.S. Congress enacted federal income tax legislation including an extension of the research credit for tax years 2012 and 2013. As a result, in the year ended December 31, 2013 we recorded an income tax benefit related to the 2012 research credit of approximately $200 million.

Note 19. Restructuring and Other Initiatives

We have previously executed various restructuring and other initiatives and we plan to execute additional initiatives in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing global automotive production and to improve the utilization of remaining facilities. To the extent these programs involve voluntary separations, no liabilities are generally recorded until offers to employees are accepted. If employees are involuntarily terminated, a liability is generally recorded at the communication date. Related charges are recorded in Automotive cost of sales and Automotive selling, general and administrative expense.

The following table summarizes the reserves related to restructuring and other initiatives and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2011(a)	$1,135	$664	$3	$—	$1,802
Additions, interest accretion and other	104	449	—	81	634
Payments	(366)	(395)	(2)	(68)	(831)
Revisions to estimates	19	(9)	—	—	10
Effect of foreign currency	(8)	(22)	—	(1)	(31)
Balance at December 31, 2011(a)	884	687	1	12	1,584
Additions, interest accretion and other	140	254	84	92	570
Payments	(304)	(344)	(46)	(55)	(749)
Revisions to estimates	(78)	(17)	(1)	(11)	(107)
Effect of foreign currency	11	10	1	—	22
Balance at December 31, 2012(a)	653	590	39	38	1,320
Additions, interest accretion and other	58	202	404	50	714
Payments	(182)	(299)	(111)	(68)	(660)
Revisions to estimates	(16)	(9)	(3)	(1)	(29)
Effect of foreign currency	(16)	19	4	(3)	4
Balance at December 31, 2013(a)	$497	$503	$333	$16	$1,349
__________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $353 million, $356 million and $376 million at December 31, 2013, 2012 and 2011 for GMNA, primarily relate to postemployment benefits to be paid.

Year Ended December 31, 2013

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GMNA recorded charges, interest accretion and other and revisions to estimates primarily related to cash severance incentive programs for skilled trade U.S. hourly employees and service cost for hourly layoff benefits. Due to the expected closure of the Oshawa Consolidated Plant in December 2016, affected employees will be eligible for a voluntary restructuring separation incentive program in accordance with the existing collective bargaining agreement that provides cash and a car voucher. During 2013 some of the affected employees separated and the related costs were recorded.

GME recorded charges, interest accretion and other and revisions to estimates primarily related to our plan to terminate all vehicle and transmission production at our Bochum, Germany facility by the end of 2014. Through December 31, 2013 the active separation programs related to Germany had a total cost of $194 million and had affected a total of 450 employees. We expect to complete these programs in 2014 and incur additional charges of $650 million, which will affect an additional 3,300 employees.

GMIO recorded charges, interest accretion and other and revisions to estimates for separation programs in Australia and Korea and programs related to the withdrawal of the Chevrolet brand from Europe described below. Through December 31, 2013 the active separation programs in GMIO had a total cost of $420 million and had affected a total of 4,100 employees. We expect to complete these programs in 2017 and incur additional restructuring and other charges of $640 million.

GMSA recorded charges for active separation programs in Brazil. Through December 31, 2013 the active separation programs related to Brazil had a total cost of $103 million.

Year Ended December 31, 2012

GMNA recorded charges, interest accretion and other and revisions to estimates related to our 2011 UAW labor agreement and increased production capacity utilization in Canada. Our 2011 UAW labor agreement included cash severance incentive programs which were completed at March 31, 2012 for skilled trade U.S. hourly employees. A total of 1,400 skilled trade U.S. hourly employees participated in these programs at a total cost of $99 million which was recorded upon irrevocable acceptances by both parties. Substantially all of the program cost was recorded in the three months ended March 31, 2012.

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

Year Ended December 31, 2011

GMNA recorded charges, interest accretion and other primarily related to special attrition programs for skilled trade U.S. hourly employees, service cost for hourly layoff benefits and Canadian restructuring activities.

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

Withdrawal of the Chevrolet Brand from Europe

In December 2013 we announced our plans to focus our marketing and product portfolio on our Opel and Vauxhall brands in Western and Central Europe and cease mainstream distribution of Chevrolet brand in those markets in 2015. This decision impacts 1,200 Chevrolet dealers and distributors in the affected countries and 480 Chevrolet Europe employees. In the three months ended December 31, 2013 we recorded pre-tax charges of $636 million, net of noncontrolling interests of $124 million. These charges

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

included dealer restructuring costs of $233 million and employee severance costs of $30 million which are reflected in the table above. The remaining charges for intangible asset impairments of $264 million and sales incentive, inventory related and other costs of $233 million are not included in the table above. We may incur additional charges for exit costs of up to $300 million primarily through the first half of 2014. Refer to Note 11 for additional information on the intangible asset impairment charges.

Manufacturing Operations at Holden

In December 2013 we announced plans to cease vehicle and engine manufacturing and significantly reduce engineering operations at Holden by the end of 2017. Holden will continue to sell imported vehicles through its Holden dealer network and maintain its global design studio. This decision affects 2,900 employees from the Elizabeth vehicle manufacturing plant and Holden's Victorian workforce. In the three months ended December 31, 2013 we recorded pre-tax charges of $536 million in Automotive cost of sales consisting primarily of asset impairment charges of $477 million, including property, plant and equipment, which are not included in the table above. The remaining charges relate to exit-related costs, including certain employee severance related costs, of $59 million which are included in the table above. We expect to incur additional charges through 2017 for incremental future cash payments of employee severance once negotiations of the amount are completed. Refer to Note 9 for additional information on the property, plant and equipment impairment charges.

Note 20. Interest Income and Other Non-Operating Income, net

The following table summarizes the components of Interest income and other non-operating income, net (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
Interest income	$246	$343	$455
Net gains (losses) on derivatives	(13)	(63)	41
Dividends and royalties	97	98	153
Foreign currency transaction and translation gains (losses)	(154)	16	(48)
Gains (losses) on securities and other investments - realized and unrealized	691	(193)	(9)
Deferred income from technology agreements	100	114	113
Other	96	530	146
Total interest income and other non-operating income, net	$1,063	$845	$851

Note 21. Stockholders’ Equity and Noncontrolling Interests

Preferred and Common Stock

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had 156 million and 276 million shares of Series A Preferred Stock issued and outstanding at December 31, 2013 and 2012. There were no shares of Series B Preferred Stock issued and outstanding at December 31, 2013 and 100 million shares issued and outstanding at December 31, 2012. We had 1.5 billion and 1.4 billion shares of common stock issued and outstanding at December 31, 2013 and 2012.

Preferred Stock

The following table summarizes significant features relating to our preferred stock (dollars in millions, except for per share amounts):

	Liquidation Preference Per Share	Dividend Rate Per Annum	Dividends Paid
			Years Ended December 31,
			2013	2012	2011
Series A Preferred Stock	$25.00	9.00%	$1,370	$621	$621
Series B Preferred Stock	$50.00	4.75%	$237	$238	$243

Series A Preferred Stock

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The Series A Preferred Stock ranks senior with respect to liquidation preference and dividend rights to our common stock and Series B Preferred Stock and any other class or series of stock that we may issue. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of our affairs, a holder of Series A Preferred Stock will be entitled to be paid, before any distribution or payment may be made to any holders of common stock or other series of stock, the liquidation amount and the amount of any accrued and unpaid dividends, if any, whether or not declared, prior to such distribution or payment date. On or after December 31, 2014, the Series A Preferred Stock may be redeemed, in whole or in part, for cash at a price per share equal to the $25.00 per share liquidation amount, plus any accrued and unpaid dividends. Upon a redemption or purchase of any or all Series A Preferred Stock, the difference, if any, between the recorded amount of the Series A Preferred Stock being redeemed or purchased and the consideration paid would be recorded as a charge to Net income attributable to common stockholders.

In September 2013 we purchased 120 million shares (or 43.5% of the total shares outstanding) of our Series A Preferred Stock held by the New VEBA at a price equal to 108.1% of the aggregate liquidation amount for $3.2 billion. We recorded a loss for the difference between the carrying amount of the Series A Preferred Stock purchased and the consideration paid, which reduced Net income attributable to common stockholders by $816 million. If all of the remaining Series A Preferred Stock were redeemed or purchased at its par value, Net income available to common stockholders would be reduced by a charge of $800 million.

Series B Preferred Stock

On December 1, 2013 each of the 100 million shares of our Series B Preferred Stock outstanding automatically converted into 1.3736 shares of our common stock for a total of 137 million common shares. The number of shares of our common stock issued upon mandatory conversion of each share of Series B Preferred Stock was determined based on the average of the closing prices of our common stock over the 40 consecutive trading day period ended November 26, 2013.

Common Stock

Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. However, the terms of the Series A Preferred Stock prohibit, subject to exceptions, the payment of dividends on our common stock unless all accrued and unpaid dividends on the Series A Preferred Stock are paid in full. Holders of common stock are entitled to one vote per share on all matters submitted to our stockholders for a vote. The liquidation rights of holders of our common stock are secondary to the payment or provision for payment of all our debts and liabilities and to holders of our Series A Preferred Stock, if any such shares are then outstanding.

In December 2012 we purchased 200 million shares of our common stock from the UST at a price of $27.50 per share for a total of $5.5 billion. The purchase price represented a premium to the prior day's closing price of $25.49. We allocated the purchase price between a direct reduction to shareholder's equity of $5.1 billion and a charge to Automotive selling, general and administrative expense of $402 million representing the premium. These shares were retired and returned to authorized but unissued status. In the year ended December 31, 2012 we issued 1.3 million shares of common stock for the settlement of restricted stock and salary stock awards and 400,000 shares for exercised warrants. Refer to Note 23 for additional information on our stock incentive plans.

Warrants

In connection with the 363 Sale we issued two tranches of warrants, each to acquire 136 million shares of common stock, to MLC which have all been distributed to creditors of Old GM and to the GUC Trust by MLC and one tranche of warrants to acquire 46 million shares of common stock to the New VEBA. The first tranche of MLC warrants is exercisable at any time prior to July 10, 2016 at an exercise price of $10.00 per share and the second tranche of MLC warrants is exercisable at any time prior to July 10, 2019 at an exercise price of $18.33 per share. The New VEBA warrants, which were subsequently sold by the New VEBA, are exercisable at any time prior to December 31, 2015 at an exercise price of $42.31 per share. Upon exercise of the warrants, the shares issued will be included in the number of basic shares outstanding used in the computation of earnings per share. The number of shares of common stock underlying each of the warrants and the per share exercise price are subject to adjustment as a result of certain events, including stock splits, reverse stock splits and stock dividends. The outstanding balance of warrants was 293 million and 313 million at December 31, 2013 and 2012.

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2013			2012			2011
	Pre-tax Amount	Tax Expense (Benefit)	Net Amount	Pre-tax Amount	Tax Expense(Benefit)	Net Amount	Pre-tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments
Balance at beginning of period	$112	$11	$101	$226	$11	$215	$405	$11	$394
Other comprehensive income (loss)	(722)	11	(733)	(103)	—	(103)	(183)	—	(183)
Purchase of noncontrolling interest shares	—	—	—	—	—	—	(6)	—	(6)
Other comprehensive income (loss) attributable to noncontrolling interests	18	—	18	(11)	—	(11)	10	—	10
Balance at end of period	$(592)	$22	$(614)	$112	$11	$101	$226	$11	$215
Cash flow hedging gains (losses), net
Balance at beginning of period	$—	$—	$—	$2	$—	$2	$(23)	$—	$(23)
Other comprehensive income before reclassification adjustment	—	—	—	—	—	—	25	—	25
Reclassification adjustment	—	—	—	(2)	—	(2)	—	—	—
Other comprehensive income (loss)	—	—	—	(2)	—	(2)	25	—	25
Balance at end of period	$—	$—	$—	$—	$—	$—	$2	$—	$2
Unrealized gain (loss) on securities, net
Balance at beginning of period	$63	$22	$41	$1	$5	$(4)	$—	$5	$(5)
Other comprehensive income (loss) before reclassification adjustment	133	(6)	139	(140)	22	(162)	1	—	1
Reclassification adjustment	(185)	(7)	(178)	202	(5)	207	—	—	—
Other comprehensive income (loss)	(52)	(13)	(39)	62	17	45	1	—	1
Balance at end of period	$11	$9	$2	$63	$22	$41	$1	$5	$(4)
Defined benefit plans, net
Balance at beginning of period	$(7,794)	$400	$(8,194)	$(4,665)	$1,409	$(6,074)	$2,298	$1,413	$885
Other comprehensive income before reclassification adjustment - prior service cost (credit)	6	(4)	10	(53)	(95)	42	302	1	301
Other comprehensive income (loss) before reclassification adjustment - actuarial gain (loss)	8,673	3,091	5,582	(3,180)	(926)	(2,254)	(7,578)	(10)	(7,568)
Reclassification adjustment - prior service cost (credit)(a)	(128)	(44)	(84)	(125)	(5)	(120)	(52)	—	(52)
Reclassification adjustment - actuarial gain (loss)(a)	178	(7)	185	229	17	212	366	5	361
Other comprehensive income (loss)	8,729	3,036	5,693	(3,129)	(1,009)	(2,120)	(6,962)	(4)	(6,958)
Purchase of noncontrolling interest shares	—	—	—	—	—	—	(1)	—	(1)
Balance at end of period	$935	$3,436	$(2,501)	$(7,794)	$400	$(8,194)	$(4,665)	$1,409	$(6,074)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(7,619)	$433	$(8,052)	$(4,436)	$1,425	$(5,861)	$2,680	$1,429	$1,251
Other comprehensive income (loss) before reclassification adjustment	8,090	3,092	4,998	(3,476)	(999)	(2,477)	(7,433)	(9)	(7,424)
Reclassification adjustment	(135)	(58)	(77)	304	7	297	314	5	309
Other comprehensive income (loss)	7,955	3,034	4,921	(3,172)	(992)	(2,180)	(7,119)	(4)	(7,115)
Purchase of noncontrolling interest shares	—	—	—	—	—	—	(7)	—	(7)
Other comprehensive income (loss) attributable to noncontrolling interests	18	—	18	(11)	—	(11)	10	—	10
Balance at end of period	$354	$3,467	$(3,113)	$(7,619)	$433	$(8,052)	$(4,436)	$1,425	$(5,861)
__________

(a)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 15 for additional information.

Note 22. Earnings Per Share

Basic and diluted earnings per share are computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that are outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes basic and diluted earnings per share (in millions, except for per share amounts):

	Years Ended December 31,
	2013	2012	2011
Basic earnings per share
Net income attributable to stockholders	$5,346	$6,188	$9,190
Less: cumulative dividends on preferred stock and charge related to purchase of preferred stock(a)	(1,576)	(859)	(859)
Less: undistributed earnings allocated to Series B Preferred Stock participating security	—	(470)	(746)
Net income attributable to common stockholders	$3,770	$4,859	$7,585

Weighted-average common shares outstanding - basic	1,393	1,566	1,536
Basic earnings per common share	$2.71	$3.10	$4.94
Diluted earnings per share
Net income attributable to stockholders	$5,346	$6,188	$9,190
Add: preferred dividends to holders of Series B Preferred Stock	218	—	—
Less: cumulative dividends on preferred stock and charge related to purchase of preferred stock(a)	(1,576)	(859)	(859)
Less: undistributed earnings allocated to Series B Preferred Stock participating security	—	(442)	(693)
Net income attributable to common stockholders	$3,988	$4,887	$7,638
Weighted-average common shares outstanding - diluted
Weighted-average common shares outstanding - basic	1,393	1,566	1,536
Dilutive effect of warrants	146	104	130
Dilutive effect of conversion of Series B Preferred Stock	134	—	—
Dilutive effect of RSUs	3	5	2
Weighted-average common shares outstanding - diluted	1,676	1,675	1,668

Diluted earnings per common share	$2.38	$2.92	$4.58
__________

(a)
Includes earned but undeclared dividends of $15 million, $26 million and $26 million on our Series A Preferred Stock in the years ended December 31, 2013, 2012 and 2011 and $20 million on our Series B Preferred Stock in the years ended December 31, 2012 and 2011.

Holders of the Series B Preferred Stock had a right to participate in our undistributed earnings because a dividend, if declared, would result in a transfer of value to the holder through an adjustment to the fixed conversion ratios through various anti-dilution provisions. Based on the nature of the Series B Preferred Stock and the nature of these anti-dilution provisions, we concluded that the Series B Preferred Stock was a participating security and, as such, requires the application of the more dilutive of the two-class or if-converted method to calculate earnings per share when the applicable market value of our common stock is below or above the range of $33.00 to $39.60 per common share. For purposes of calculating earnings per share, the applicable market value is calculated as the average of the closing prices of our common stock over the 40 consecutive trading day period ending on the third trading day immediately preceding the date of our mandatory conversion in 2013 or the date of our financial statements for 2012 and 2011. The calculation of the applicable market value is applied to the full year, irrespective of the applicable market value computed during the prior quarters of the current year.

On the mandatory conversion date of our Series B Preferred Stock, December 1, 2013, the applicable market value of our common stock was within the range of $33.00 to $39.60 per common share and, as such, we applied the if-converted method for purposes of calculating diluted earnings per share in the year ended December 31, 2013. In the years ended December 31, 2012 and 2011, we were required to use the two-class method for calculating earnings per share as the applicable market value of our common stock was below $33.00 per common share. Under the two-class method for computing earnings per share, undistributed earnings are allocated to common stock and the Series B Preferred Stock according to their respective participation rights in undistributed earnings, as if all the earnings for the period had been distributed. This allocation to the Series B Preferred Stock holders reduced Net income attributable to common stockholders, resulting in a lower basic and dilutive earnings per share amount.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The impact on diluted earnings per share was an increase of $0.13 in the year ended December 31, 2013 using the if-converted as compared to the two-class method. Our calculation of earnings per share varied from period to period depending on whether the two-class or if-converted method was required.

The application of the two-class method resulted in an allocation of undistributed earnings to our Series B Preferred Stock holders and, accordingly, 152 million common stock equivalents from the assumed conversion of the Series B Preferred Stock are not considered outstanding for purposes of determining the weighted-average common shares outstanding in the computation of diluted earnings per share for December 31, 2012 and 2011.

In the years ended December 31, 2013, 2012 and 2011 warrants to purchase 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

Note 23. Stock Incentive Plans

Our stock incentive plans consist of the 2009 Long-Term Incentive Plan and the Salary Stock Plan. Both plans are administered by the Executive Compensation Committee of our Board of Directors. The aggregate number of shares with respect to which awards may be granted under these amended plans shall not exceed 75 million.

Long-Term Incentive Plan

We granted 7 million, 7 million and 5 million RSUs in the years ended December 31, 2013, 2012 and 2011. These awards granted either cliff vest or ratably vest generally over a three-year service period, as defined in the terms of each award. Our policy is to issue new shares upon settlement of RSUs.

The 2013 awards granted to the Top 25 highest compensated employees will settle on the second and third anniversary dates of grant in 25% increments consistent with the terms of the 2009 Long-Term Incentive Plan. The awards for the Next 75 highest compensated employees will settle on the second and third anniversary dates of grant. The awards for the non-Top 100 highest compensated employees will settle on the first, second and third anniversary dates of grant. Vesting and subsequent settlement will generally occur based upon employment at the end of each specified service period.

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

Retirement eligible participants that are non-Top 100 highest compensated employees who retire in the first twelve months following the grant will retain and vest a pro-rata portion of RSUs earned and those who retire after the first anniversary of the grant will retain and vest the full RSU grant. The vested award will be payable on the settlement date.

The plan was amended in January 2014 to provide cash payment, on a going forward basis, of dividend equivalents upon settlement to active employees and certain former employees with outstanding awards as of the amendment date.

Salary Stock Plan

In the years ended December 31, 2013, 2012 and 2011 a portion of each participant's salary was accrued on each salary payment date and converted to RSUs on a quarterly basis. In March 2012 we amended the plan to provide for cash settlement of awards and reclassified $97 million from Additional paid-in capital to Accrued liabilities and Other liabilities and deferred income taxes. Prior to this amendment it was our policy to issue new shares upon settlement of these awards. In June 2013 we amended the plan to provide for cash or share settlement of awards based on election by the participant. The plan was amended in January 2014 to provide cash payment, on a going forward basis, of dividend equivalents upon settlement to active employees with outstanding

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

awards as of the amendment date. The liability for these awards continues to be remeasured to fair value at the end of each reporting period.

RSUs

The following table summarizes information about the RSUs under our stock incentive plans (RSUs in millions):

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
RSUs outstanding at January 1, 2013	26.9	$23.06	0.7
Granted	8.9	$29.05
Settled	(16.0)	$20.60
Forfeited or expired	(1.2)	$27.20
RSUs outstanding at December 31, 2013	18.6	$27.76	1.2

RSUs unvested and expected to vest at December 31, 2013	9.2	$27.94	1.6
RSUs vested and payable at December 31, 2013	8.8	$27.61	—
RSUs granted in the year ended December 31, 2012		$25.10
RSUs granted in the year ended December 31, 2011		$31.18

The following table summarizes compensation expense recorded for our stock incentive plans (dollars in millions):

	Years Ended December 31,
	2013	2012	2011
Compensation expense	$311	$302	$233
Income tax benefit	$100	$100	$—

At December 31, 2013 the total unrecognized compensation expense for nonvested equity awards granted was $149 million. This expense is expected to be recorded over a weighted-average period of 1.6 years. The total fair value of RSUs vested in the years ended December 31, 2013, 2012 and 2011 was $342 million, $141 million and $105 million. In the years ended December 31, 2013, 2012 and 2011 total payments for 3.1 million, 1.6 million and 456,000 RSUs settled under stock incentive plans were $94 million, $36 million and $14 million.

Note 24. Supplementary Quarterly Financial Information (Unaudited)

The following tables summarize supplementary quarterly financial information (dollars in millions, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
Total net sales and revenue	$36,884	$39,075	$38,983	$40,485
Automotive gross margin	$3,727	$4,416	$4,954	$4,070
Net income	$1,185	$1,388	$1,705	$1,053
Net income attributable to stockholders	$1,175	$1,414	$1,717	$1,040
Earnings per share, basic	$0.63	$0.87	$0.50	$0.64
Earnings per share, diluted	$0.58	$0.75	$0.45	$0.57

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Total net sales and revenue	$37,759	$37,614	$37,576	$39,307
Automotive gross margin	$4,418	$4,449	$4,327	$(3,135)
Net income	$1,350	$1,901	$1,854	$1,031
Net income attributable to stockholders	$1,315	$1,846	$1,833	$1,194
Earnings per share, basic	$0.64	$0.95	$0.94	$0.58
Earnings per share, diluted	$0.60	$0.90	$0.89	$0.54

Prior to the three months ended June 30, 2013 we used the two-class method for calculating earnings per share because Series B Preferred Stock was a participating security.

The three months ended December 31, 2013 included the following on a pre-tax (except tax matters) and pre-noncontrolling interests basis:

•	Benefit from the release of GM Korea wage litigation accruals of $846 million in GMIO.

•	Property and intangible asset impairment charges of $805 million at Holden and GM India in GMIO.

•	Charges of $745 million related to our plans to cease mainstream distribution of Chevrolet brand in Europe in GMIO.

•	Gain on sale of equity investment in Ally Financial of $483 million in Corporate.

•	Goodwill impairment charges of $481 million in GMIO.

•	Tax benefit of $473 million from remeasurement of uncertain tax position in Corporate.

•	Gain on sale of equity investment in PSA of $152 million in GME.

The three months ended March 31, 2013 included the following on a pre-tax and pre-noncontrolling interests basis:

•	Charge of $162 million in GMSA for the Venezuela currency devaluation.

The three months ended December 31, 2012 included the following on a pre-tax and pre-noncontrolling interests basis:

•	Deferred tax asset valuation allowance release of $36.3 billion in the U.S. and Canada.

•	Goodwill impairment charges of $26.5 billion in GMNA and GMIO.

•	Property, plant and equipment impairment charges of $3.7 billion in GME.

•	Pension settlement charge of $2.6 billion in GMNA.

•	Intangible asset impairment charges of $1.8 billion in GME.

•	Charge of $525 million for GM Korea hourly wage litigation.

•	Charge of $402 million which represents the premium paid to purchase our common stock from the UST in Corporate.

The three months ended March 31, 2012 included the following on a pre-tax and pre-noncontrolling interests basis:

•	Goodwill impairment charges of $617 million in GMIO and GME.

Note 25. Segment Reporting

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

At December 31, 2013 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, primarily in Asia that design, manufacture and market vehicles under the following brands:

• Alpheon	• Buick	• Chevrolet	• Wuling
• Baojun	• Cadillac	• Jiefang

All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Year Ended December 31, 2013
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$95,091	$20,110	$20,263	$16,478	$150		$152,092	$—	$—	$152,092
GM Financial revenue	—	—	—	—	—		—	3,344	(9)	3,335
Intersegment	8	—	—	—	—		8	—	(8)	—
Total net sales and revenue	$95,099	$20,110	$20,263	$16,478	$150		$152,100	$3,344	$(17)	$155,427

Income (loss) before interest and taxes-adjusted	$7,461	$(844)	$1,230	$327	$(494)		$7,680	$898	$—	$8,578
Adjustments(a)	$(100)	$153	$(1,169)	$(157)	483		$(790)	(15)	$—	(805)
Corporate interest income					249				$(3)	246
Automotive interest expense					338				$(4)	334
Loss on extinguishment of debt					212			—		212
Income (loss) before income taxes					(312)			883		7,473
Income tax expense					1,826			300	$1	2,127
Net income (loss) attributable to stockholders					$(2,138)			$583		$5,346

Equity in net assets of nonconsolidated affiliates	$74	$7	$8,009	$4	$—	$—	$8,094	$—	$—	$8,094
Total assets	$87,978	$10,341	$23,425	$11,488	$26,460	$(29,642)	$130,050	$38,084	$(1,790)	$166,344
Expenditures for property	$5,466	$770	$772	$444	$92	$5	$7,549	$16	$—	$7,565
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$4,216	$406	$1,806	$522	$63	$(1)	$7,012	$498	$(10)	$7,500
Equity income and gain on investments	$15	$—	$1,794	$1	$—	$—	$1,810	$—	$—	$1,810
__________

(a)
Consists of pension settlement charges of $56 million and charges related to PSA product development agreement of $49 million in GMNA; gain on sale of equity investment in PSA of $152 million in GME; property and intangible asset impairment charges of $774 million, costs related to the withdrawal of the Chevrolet brand in Europe of $621 million and goodwill impairment charges of $442 million, partially offset by GM Korea hourly wage litigation of $577 million and acquisition of GM Korea preferred shares of $67 million in GMIO, all net of noncontrolling interests; Venezuela currency devaluation of $162 million in GMSA; gain on sale of equity investment in Ally Financial of $483 million in Corporate; costs related to the withdrawal of the Chevrolet brand in Europe of $15 million in GM Financial; and income related to various insurance recoveries of $35 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Year Ended December 31, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$89,912	$20,689	$22,954	$16,700	$40		$150,295	$—	$—	$150,295
GM Financial revenue	—	—	—	—	—		—	1,961	—	1,961
Intersegment	(2)	—	—	—	—		(2)	—	2	—
Total net sales and revenue	$89,910	$20,689	$22,954	$16,700	$40		$150,293	$1,961	$2	$152,256

Income (loss) before interest and taxes-adjusted	$6,470	$(1,939)	$2,528	$457	$(400)		$7,116	$744	$(1)	$7,859
Adjustments(a)	$(29,052)	$(6,391)	$(288)	$27	(402)		$(36,106)	—	$—	(36,106)
Corporate interest income					343					343
Automotive interest expense					489					489
Loss on extinguishment of debt					250			—		250
Income (loss) before income taxes					(1,198)			744		(28,643)
Income tax expense (benefit)					(35,007)			177	$(1)	(34,831)
Net income attributable to stockholders					$33,809			$567		$6,188

Equity in net assets of nonconsolidated affiliates	$65	$51	$6,764	$3	$—	$—	$6,883	$—	$—	$6,883
Total assets	$87,100	$9,669	$25,032	$11,958	$16,991	$(17,006)	$133,744	$16,368	$(690)	$149,422
Expenditures for property	$4,766	$1,035	$1,225	$956	$77	$(4)	$8,055	$13	$—	$8,068
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$3,663	$6,570	$638	$483	$49	$(1)	$11,402	$225	$(10)	$11,617
Equity income and gain on investments	$9	$—	$1,552	$1	$—	$—	$1,562	$—	$—	$1,562
Valuation allowances against deferred tax assets(b)	$—	$—	$—	$—	$(36,261)	$—	$(36,261)	$(103)	$—	$(36,364)
__________

(a)
Consists of Goodwill impairment charges of $26.4 billion, pension settlement charges of $2.7 billion and income related to various insurance recoveries of $9 million in GMNA; property impairment charges of $3.7 billion, intangible assets impairment charges of $1.8 billion, goodwill impairment charges of $590 million, impairment charges related to investment in PSA of $220 million, a charge of $119 million to record General Motors Strasbourg S.A.S. assets and liabilities to estimated fair value and income related to various insurance recoveries of $7 million in GME; GM Korea hourly wage litigation charge of $336 million, goodwill impairment charges of $132 million, which are presented net of noncontrolling interests, income related to various insurance recoveries of $112 million and income related to redemption of the GM Korea mandatorily redeemable preferred shares of $68 million in GMIO; income related to various insurance recoveries of $27 million in GMSA; and a charge of $402 million which represents the premium paid to purchase our common stock from the UST in Corporate.

(b)
Includes valuation allowance releases of $36.5 billion net of the establishment of new valuation allowances of $0.1 billion. Amounts exclude changes related to income tax expense (benefits) in jurisdictions with a full valuation allowance throughout the period.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Year Ended December 31, 2011
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$85,988	$25,154	$21,031	$16,632	$61		$148,866	$—	$—	$148,866
GM Financial revenue	—	—	—	—	—		—	1,410	—	1,410
Intersegment	3	—	—	—	—		3	—	(3)	—
Total net sales and revenue	$85,991	$25,154	$21,031	$16,632	$61		$148,869	$1,410	$(3)	$150,276

Income (loss) before interest and taxes-adjusted	$6,779	$(1,041)	$2,232	$158	$(446)		$7,682	$622	$—	$8,304
Adjustments(a)	$2,394	$(1,016)	$(364)	$63	(216)		$861	—	$—	861
Corporate interest income					455					455
Automotive interest expense					540					540
Income (loss) before income taxes					(747)			622		9,080
Income tax expense (benefit)					(295)			185		(110)
Net income (loss) attributable to stockholders					$(452)			$437		$9,190

Equity in net assets of nonconsolidated affiliates	$60	$50	$6,678	$2	$—	$—	$6,790	$—	$—	$6,790
Total assets	$83,528	$15,777	$22,130	$11,514	$30,244	$(31,333)	$131,860	$13,112	$(369)	$144,603
Expenditures for property	$3,404	$1,016	$907	$880	$44	$(10)	$6,241	$8	$—	$6,249
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$3,693	$1,371	$491	$454	$50	$(1)	$6,058	$85	$(2)	$6,141
Equity income and gain on investments(b)	$1,733	$—	$1,458	$1	$—	$—	$3,192	$—	$—	$3,192
Reversal of valuation allowances against deferred tax assets(c)	$—	$—	$—	$—	$(488)	$—	$(488)	$—	$—	$(488)
__________

(a)
Consists of the gain on sale of our New Delphi Class A Membership Interests of $1.6 billion and the gain related to the HCT settlement of $749 million in GMNA; Goodwill impairment charges of $1.0 billion in GME; Goodwill impairment charges of $258 million and charges related to GM India of $106 million in GMIO; a gain on extinguishment of debt of $63 million in GMSA; and impairment charges of $555 million related to Ally Financial common stock and a gain on the sale of Ally Financial preferred stock of $339 million in Corporate.

(b)	Includes a gain of $1.6 billion recorded on the sale of our New Delphi Class A Membership Interests. Refer to Note 8 for additional information on the sale of New Delphi.

(c)	Amounts exclude changes related to income tax expense (benefits) in jurisdictions with a full valuation allowance throughout the period.

Automotive revenue is attributed to geographic areas based on the country in which our subsidiary is located. Automotive Financing revenue is attributed to the geographic area where the financing is originated. The following table summarizes information concerning principal geographic areas (dollars in millions):

	At and For the Years Ended December 31,
	2013		2012		2011
	Net Sales & Revenue	Long-Lived Assets	Net Sales & Revenue	Long-Lived Assets	Net Sales & Revenue	Long-Lived Assets
Automotive
U.S.	$88,784	$15,844	$85,105	$13,520	$79,868	$11,736
Non-U.S.	63,308	12,289	65,190	12,425	68,998	13,709
GM Financial
U.S.	2,233	2,472	1,832	1,112	1,363	532
Non-U.S.	1,102	1,043	129	590	47	300
Total consolidated	$155,427	$31,648	$152,256	$27,647	$150,276	$26,277

No individual country other than the U.S. represented more than 10% of our total Net sales and revenue or Long-lived assets.

Note 26. Supplemental Information for the Consolidated Statements of Cash Flows

The following table summarizes the sources (uses) of cash provided by Change in other operating assets and liabilities and cash paid for income taxes and interest (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2013	2012	2011
Accounts receivable	$8	$(460)	$(1,572)
Inventories	59	(326)	(2,760)
Automotive equipment on operating leases	(968)	370	(522)
Change in other assets	(563)	(312)	(320)
Accounts payable	(485)	162	2,139
Income taxes payable	(161)	155	(360)
Accrued liabilities and other liabilities	784	1,041	(727)
Total	$(1,326)	$630	$(4,122)
Cash paid for income taxes and interest
Cash paid for income taxes	$727	$575	$569
Cash paid for interest (net of amounts capitalized) - Automotive	$299	$335	$226
Cash paid for interest (net of amounts capitalized) - GM Financial	760	298	284
Total cash paid for interest (net of amounts capitalized)	$1,059	$633	$510

*  *  *  *  *  *  *
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

Our management, with the participation of our CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2013. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2013.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2013, utilizing the criteria discussed in the “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2013. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2013.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ MARY T. BARRA	/s/ CHARLES K. STEVENS III
Mary T. Barra Chief Executive Officer	Charles K. Stevens III Executive Vice President and Chief Financial Officer
February 6, 2014	February 6, 2014

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 9B. Other Information
None
*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to the Corporation's directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and Chief Accounting Officer and any other persons performing similar functions. The text of our code of ethics, “Winning With Integrity,” has been posted on our website at http://investor.gm.com at Investors - Corporate Governance. We will provide a copy of the code of ethics without charge upon request to Corporate Secretary, General Motors Company, Mail Code 482-C25-A36, 300 Renaissance Center, P.O. Box 300, Detroit, MI 48265-3000. We will disclose on our website any amendment to or waiver from our code of ethics on behalf of any of our executive officers or directors.

*  *  *  *  *  *  *

Items 10, 11, 12, 13 and 14

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2013 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except the information required by Item 10 with respect to our code of ethics in Item 10 above and disclosure of our executive officers, which is included in Item 1 of Part I of this report.

*  *  *  *  *  *  *

PART IV

ITEM 15. Exhibits

(a)	1. All Financial Statements and Supplemental Information
2.    Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8.

3.    Exhibits

(b)	Exhibits

Exhibit Number	Exhibit Name
3.1
Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference
3.2
Bylaws of General Motors Company, as amended and restated as of November 19, 2013, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed November 22, 2013
Incorporated by Reference
4.1
Certificate of Designations of Series A Fixed Rate Cumulative Perpetual Preferred Stock of General Motors Company, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009
Incorporated by Reference
10.1†
Second Amended and Restated Loan Agreement by and among General Motors of Canada Limited, as Borrower, and the other loan parties and Export Development Canada, as Lender, dated July 10, 2009, incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010
Incorporated by Reference
10.2
Amendment to Second Amended and Restated Loan Agreement by and among General Motors of Canada Limited, as Borrower, and the other loan parties and Export Development Canada, as Lender, dated October 15, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed October 23, 2009
Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.3
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
10.4
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
10.5
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
Incorporated by Reference
10.6	Form of Compensation Statement, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference
10.7	General Motors Company 2009 Long-Term Incentive Plan, as amended January 13, 2014	Filed Herewith
10.8
The General Motors Company Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed May 6, 2011
Incorporated by Reference
10.9
General Motors Company Executive Retirement Plan, with modifications through October 10, 2012, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of General Motors Company filed February 15, 2013
Incorporated by Reference
10.10	General Motors Company Salary Stock Plan, as amended January 13, 2014	Filed Herewith
10.11
General Motors Company Short Term Incentive Plan, as amended August 19, 2013, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed October 30, 2013
Incorporated by Reference
10.12
Form of Restricted Stock Unit Grant made to top 25 highly compensated employees under General Motors Company 2009 Long-Term Incentive Plan, as Amended March 1, 2010, incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference
10.13
Form of Restricted Stock Unit Grant (Cash Settlement) made to top 25 highly compensated employees under General Motors Company 2009 Long-Term Incentive Plan, as Amended March 1, 2010, incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference
10.14	Form of General Motors Company 2010 Equity Grant Award Agreement, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Motors Company filed March 1, 2011	Incorporated by Reference
10.15
Form of General Motors Company March 15, 2010 Restricted Stock Unit Grant Agreement, as amended December 31, 2010, incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Motors Company filed March 1, 2011
Incorporated by Reference
10.16
Form of General Motors Company Equity Grant Agreement (cash settlement) dated December 15, 2011, incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of General Motors Company filed February 27, 2012
Incorporated by Reference
10.17
Form of General Motors Company Equity Grant Agreement dated December 15, 2011, incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of General Motors Company filed February 27, 2012
Incorporated by Reference
10.18
General Motors Company Vehicle Operations — Senior Management Vehicle Program (SMVP) Supplement, revised December 15, 2005, incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of Motors Liquidation Company filed March 28, 2006
Incorporated by Reference
10.19†
Amended and Restated United States Consumer Financing Services Agreement between GMAC LLC and General Motors Corporation dated May 22, 2009, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010
Incorporated by Reference
10.20†
Amended and Restated Master Services Agreement between GMAC LLC and General Motors Corporation dated May 22, 2009, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A of General Motors Company filed November 16, 2010
Incorporated by Reference
10.21
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
10.22
Second Amended and Restated Warrant Agreement, dated as of August 12, 2013, between General Motors Company and U.S. Bank National Association, as Warrant Agent, including a Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $55 original ($18.33 after stock split) exercise price and a July 10, 2019 expiration date, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference
10.23
Second Amended and Restated Warrant Agreement, dated as of August 12, 2013, between General Motors Company and U.S. Bank National Association, as Warrant Agent, including a Form of Warrant Certificate attached as Exhibit B thereto, relating to warrants with an exercise price of $42.31 per share and a December 31, 2015 expiration date, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Company filed August 12, 2013
Incorporated by Reference
10.24†	Amended and Restated Master Agreement, dated as December 19, 2012, between General Motors Holdings LLC and Peugeot S.A.	Filed Herewith
10.25†
3-Year Revolving Credit Agreement, dated as of November 5, 2012, among General Motors Holdings, LLC, General Motors Financial Company, Inc., GM Europe Treasury Company AB, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Banco Do Brasil, as administrative agent for the Brazilian lenders, Citibank, N.A., as syndication agent, and Bank of America, N.A., as co-syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed February 7, 2013
Incorporated by Reference
10.26†
5-Year Revolving Credit Agreement, dated as of November 5, 2012, among General Motors Holdings, LLC, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A., as co-syndication agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed February 7, 2013
Incorporated by Reference
10.27
Share Transfer Agreement, dated November 21, 2012 between General Motors Financial Company, Inc. and Ally Financial Inc. incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K of General Motors Company filed February 15, 2013
Incorporated by Reference
10.28	Director's Service Agreement between Adam Opel AG and Dr. Karl-Thomas Neumann	Filed Herewith
12
Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the Years Ended December 31, 2013, 2012, 2011 and 2010 and the Periods July 10, 2009 through December 31, 2009 and January 1, 2009 through July 9, 2009
Filed Herewith
21	Subsidiaries of the Registrant as of December 31, 2013	Filed Herewith
23	Consent of Independent Registered Public Accounting Firm	Filed Herewith
24	Power of Attorney for Directors of General Motors Company	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
99.1	Principal Executive Officer and Principal Financial Officer Executive Privileges and Compensation Certificate	Filed Herewith
101.INS*	XBRL Instance Document	Furnished with this Report
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report

†	Certain confidential portions have been omitted pursuant to a granted request for confidential treatment, which has been separately filed with the SEC.
*	Submitted electronically with this Report.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ MARY T. BARRA
Mary T. Barra Chief Executive Officer
Date:	February 6, 2014

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 6th day of February 2014 by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ MARY T. BARRA	Chief Executive Officer
Mary T. Barra

/s/ CHARLES K. STEVENS III	Executive Vice President and Chief Financial Officer
Charles K. Stevens III

/s/ THOMAS S. TIMKO	Vice President, Controller and Chief Accounting Officer
Thomas S. Timko

/s/ THEODORE M. SOLSO	Chairman
Theodore M. Solso

/s/ DAVID BONDERMAN	Director
David Bonderman

/s/ ERROLL B. DAVIS, JR.	Director
Erroll B. Davis, Jr.

/s/ STEPHEN J. GIRSKY	Director
Stephen J. Girsky

/s/ E. NEVILLE ISDELL	Director
E. Neville Isdell

/s/ ROBERT D. KREBS	Director
Robert D. Krebs

/s/ KATHRYN V. MARINELLO	Director
Kathryn V. Marinello

/s/ ADMIRAL MICHAEL G. MULLEN, USN (ret.)	Director
Admiral Michael G. Mullen, USN (ret.)

/s/ JAMES J. MULVA	Director
James J. Mulva

/s/ PATRICIA F. RUSSO	Director
Patricia F. Russo

/s/ THOMAS M. SCHOEWE	Director
Thomas M. Schoewe

/s/ CAROL M. STEPHENSON	Director
Carol M. Stephenson

/s/ DR. CYNTHIA A. TELLES	Director
Dr. Cynthia A. Telles