Form 10-Q
period 2014-03-31
General Motors Co
filed 2014-04-24
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 17, 2014 the number of shares outstanding of common stock was 1,603,718,400 shares.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net sales and revenue
Automotive	$36,315	$36,344
GM Financial	1,093	540
Total net sales and revenue	37,408	36,884
Costs and expenses
Automotive cost of sales (Note 8)	34,127	32,617
GM Financial operating and other expenses	875	356
Automotive selling, general and administrative expense	2,941	2,952
Total costs and expenses	37,943	35,925
Operating income (loss)	(535)	959
Automotive interest expense	103	91
Interest income and other non-operating income, net	89	171
Equity income (Note 5)	605	555
Income before income taxes	56	1,594
Income tax expense (benefit) (Note 11)	(224)	409
Net income	280	1,185
Net income attributable to noncontrolling interests	(67)	(10)
Net income attributable to stockholders	$213	$1,175

Net income attributable to common stockholders	$125	$865

Earnings per share (Note 14)
Basic
Basic earnings per common share	$0.08	$0.63
Weighted-average common shares outstanding	1,587	1,372
Diluted
Diluted earnings per common share	$0.06	$0.58
Weighted-average common shares outstanding	1,691	1,507

Dividends declared per common share	$0.30	$—

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$280	$1,185
Other comprehensive income (loss), net of tax (Note 13)
Foreign currency translation adjustments	(98)	263
Unrealized gains (losses) on securities, net	3	(13)
Defined benefit plans, net	67	183
Other comprehensive income (loss), net of tax	(28)	433
Comprehensive income	252	1,618
Comprehensive income attributable to noncontrolling interests	(64)	(2)
Comprehensive income attributable to stockholders	$188	$1,616

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$19,426	$20,021
Marketable securities (Note 2)	8,716	8,972
Restricted cash and marketable securities (Note 2)	1,288	1,247
Accounts and notes receivable (net of allowance of $344 and $344)	11,734	8,535
GM Financial receivables, net (Note 3)(including receivables at VIEs of $10,158 and $10,001; Note 6)	15,055	14,278
Inventories (Note 4)	14,837	14,039
Equipment on operating leases, net	3,432	2,398
Deferred income taxes	10,590	10,349
Other current assets	1,747	1,662
Total current assets	86,825	81,501
Non-current Assets
Restricted cash and marketable securities (Note 2)	906	829
GM Financial receivables, net (Note 3)(including receivables at VIEs of $11,197 and $11,216; Note 6)	14,866	14,354
Equity in net assets of nonconsolidated affiliates (Note 5)	8,747	8,094
Property, net	26,367	25,867
Goodwill	1,563	1,560
Intangible assets, net	5,442	5,668
GM Financial equipment on operating leases, net (including assets at VIEs of $2,679 and $1,803; Note 6)	3,726	3,383
Deferred income taxes	22,840	22,736
Other assets	2,324	2,352
Total non-current assets	86,781	84,843
Total Assets	$173,606	$166,344
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$27,715	$23,621
Short-term debt and current portion of long-term debt (Note 7)
Automotive (including certain debt at VIEs of $193 and $219; Note 6)	522	564
GM Financial (including certain debt at VIEs of $10,204 and $10,088; Note 6)	14,327	13,594
Accrued liabilities	26,658	24,633
Total current liabilities	69,222	62,412
Non-current Liabilities
Long-term debt (Note 7)
Automotive (including certain debt at VIEs of $24 and $23; Note 6)	6,687	6,573
GM Financial (including certain debt at VIEs of $10,241 and $9,330; Note 6)	16,231	15,452
Postretirement benefits other than pensions (Note 9)	5,814	5,897
Pensions (Note 9)	19,171	19,483
Other liabilities and deferred income taxes	13,641	13,353
Total non-current liabilities	61,544	60,758
Total Liabilities	130,766	123,170
Commitments and contingencies (Note 10)
Equity (Note 13)
Series A preferred stock, $0.01 par value	3,109	3,109
Common stock, $0.01 par value	16	15
Additional paid-in capital	28,778	28,780
Retained earnings	13,457	13,816
Accumulated other comprehensive loss	(3,138)	(3,113)
Total stockholders’ equity	42,222	42,607
Noncontrolling interests	618	567
Total Equity	42,840	43,174
Total Liabilities and Equity	$173,606	$166,344

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
			Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$5,536	$4,855	$14	$23,834	$10,057	$(8,052)	$756	$37,000
Net income	—	—	—	—	1,175	—	10	1,185
Other comprehensive income	—	—	—	—	—	441	(8)	433
Exercise of common stock warrants	—	—	—	1	—	—	—	1
Stock based compensation	—	—	—	(59)	—	—	—	(59)
Cash dividends paid on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(215)	—	—	(215)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
Other	—	—	—	—	—	—	5	5
Balance at March 31, 2013	$5,536	$4,855	$14	$23,776	$11,017	$(7,611)	$748	$38,335

Balance at December 31, 2013	$3,109		$15	$28,780	$13,816	$(3,113)	$567	$43,174
Net income	—		—	—	213	—	67	280
Other comprehensive loss	—		—	—	—	(25)	(3)	(28)
Exercise of common stock warrants	—		1	9	—	—	—	10
Stock based compensation	—		—	(11)	(3)	—	—	(14)
Cash dividends paid on Common Stock	—		—	—	(481)	—	—	(481)
Cash dividends paid on Series A Preferred Stock	—		—	—	(88)	—	—	(88)
Dividends declared or paid to noncontrolling interests	—		—	—	—	—	(30)	(30)
Other	—		—	—	—	—	17	17
Balance at March 31, 2014	$3,109		$16	$28,778	$13,457	$(3,138)	$618	$42,840

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net cash provided by operating activities	$1,976	$819
Cash flows from investing activities
Expenditures for property	(1,759)	(1,940)
Available-for-sale marketable securities, acquisitions	(891)	(564)
Trading marketable securities, acquisitions	(302)	(1,773)
Available-for-sale marketable securities, liquidations	1,055	985
Trading marketable securities, liquidations	332	3,727
Proceeds from sale of business units/investments, net of cash disposed	—	(82)
Increase in restricted cash and marketable securities	(281)	(174)
Decrease in restricted cash and marketable securities	159	188
Purchases of finance receivables	(3,300)	(1,609)
Principal collections and recoveries on finance receivables	2,639	1,096
Purchases of leased vehicles, net	(620)	(478)
Proceeds from termination of leased vehicles	123	37
Other investing activities	8	77
Net cash used in investing activities	(2,837)	(510)
Cash flows from financing activities
Net increase in short-term debt	384	550
Proceeds from issuance of debt (original maturities greater than three months)	5,683	3,042
Payments on debt (original maturities greater than three months)	(4,764)	(1,184)
Dividends paid	(571)	(218)
Other financing activities	(14)	(23)
Net cash provided by financing activities	718	2,167
Effect of exchange rate changes on cash and cash equivalents	(452)	(255)
Net increase (decrease) in cash and cash equivalents	(595)	2,221
Cash and cash equivalents at beginning of period	20,021	18,422
Cash and cash equivalents at end of period	$19,426	$20,643
Supplemental cash flow information:
Non-cash property additions	$1,485	$1,673

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation

General Motors Company is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM.” We design, build and sell cars, trucks and automobile parts worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our business through our five segments: GM North America (GMNA), GM Europe (GME), GM International Operations (GMIO), GM South America (GMSA) and GM Financial. Nonsegment operations are classified as Corporate. Corporate includes certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

As discussed in Notes 8 and 10 we announced recalls of approximately 7 million vehicles and recorded recall-related charges of approximately $1.3 billion in the three months ended March 31, 2014.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) as filed with the SEC. Certain prior year amounts were reclassified to conform to our current year presentation.

In the three months ended March 31, 2014 we changed our managerial and financial reporting structure to reclassify the results of our Russian subsidiaries previously reported in our GMIO segment to our GME segment. We have retrospectively revised the segment presentation for all periods presented.

Recently Adopted Accounting Principles

On January 1, 2014 we adopted Accounting Standards Update (ASU) ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” to eliminate diversity in practice. This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The adoption of this ASU did not have an effect on our consolidated financial statements.

Note 2. Marketable Securities

The following table summarizes information regarding marketable securities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

		March 31, 2014		December 31, 2013
	Fair Value Level		Fair Value		Fair Value
		Cost		Cost
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	2	$1,744	$1,744	$1,437	$1,437
Sovereign debt	2	330	330	515	515
Money market funds	1	1,144	1,144	1,262	1,262
Corporate debt	2	7,582	7,582	7,598	7,598
Total available-for-sale securities		$10,800	10,800	$10,812	10,812
Trading securities - corporate debt	2		51		25
Total marketable securities classified as cash equivalents			10,851		10,837
Cash, cash equivalents and time deposits			8,575		9,184
Total cash and cash equivalents			$19,426		$20,021
Marketable securities
Available-for-sale securities
U.S. government and agencies	2	$5,132	$5,133	$5,343	$5,344
Corporate debt	2	1,891	1,895	1,867	1,869
Sovereign debt	2	42	42	22	22
Total available-for-sale securities		$7,065	7,070	$7,232	7,235
Trading securities - sovereign debt	2		1,646		1,737
Total marketable securities			$8,716		$8,972
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	1	$1,353	$1,353	$897	$897
Other	2	22	23	34	35
Total marketable securities classified as restricted cash and marketable securities		$1,375	1,376	$931	932
Restricted cash and cash equivalents and time deposits			818		1,144
Total restricted cash and marketable securities			$2,194		$2,076

We are required to post cash and marketable securities as collateral for certain agreements that we enter into as part of our operations. Cash and marketable securities subject to contractual restrictions and not readily available are classified as Restricted cash and marketable securities. Restricted cash and marketable securities are invested in accordance with the terms of the underlying agreements and include amounts related to securitizations, escrows and other cash collateral requirements.

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $736 million and $386 million in the three months ended March 31, 2014 and 2013. Cumulative unrealized gains and losses on available-for-sale securities were insignificant at March 31, 2014 and December 31, 2013 and net unrealized gains and losses on trading securities were insignificant in the three months ended March 31, 2014 and 2013. The following table summarizes the amortized cost and the fair value of investments classified as available-for-sale by contractual maturity at March 31, 2014 (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$14,864	$14,866
Due after one year through five years	1,879	1,883
Total available-for-sale securities with contractual maturities	$16,743	$16,749

Note 3. GM Financial Receivables, net

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

As a result of our October 2010 acquisition of GM Financial and GM Financial's acquisition of certain of the Ally Financial Inc. (Ally Financial) international operations in the year ended December 31, 2013, finance receivables are reported in two portfolios: pre-acquisition and post-acquisition portfolios. The pre-acquisition finance receivables portfolio consists of finance receivables that were considered to have had deterioration in credit quality at the time they were acquired with the acquisitions of GM Financial and the Ally Financial international operations. The pre-acquisition portfolio will decrease over time with the amortization of the acquired receivables. The post-acquisition finance receivables portfolio consists of finance receivables that were considered to have had no deterioration in credit quality at the time they were acquired with the acquisition of the Ally Financial international operations and finance receivables originated since the acquisitions of GM Financial and the Ally Financial international operations. The post-acquisition portfolio is expected to grow over time as GM Financial originates new receivables.

The following table summarizes the components of consumer and commercial finance receivables, net (dollars in millions):

	March 31, 2014			December 31, 2013
	Consumer	Commercial	Total	Consumer	Commercial	Total
Pre-acquisition finance receivables, outstanding amount	$1,028	$—	$1,028	$1,294	$—	$1,294
Pre-acquisition finance receivables, carrying amount	$930	$—	$930	$1,174	$—	$1,174
Post-acquisition finance receivables, net of fees	23,094	6,483	29,577	21,956	6,050	28,006
Finance receivables	24,024	6,483	30,507	23,130	6,050	29,180
Less: allowance for loan losses	(537)	(49)	(586)	(497)	(51)	(548)
GM Financial receivables, net	$23,487	$6,434	$29,921	$22,633	$5,999	$28,632

Fair value of GM Financial receivables, net			$30,397			$28,668

Of the total allowance for loan losses in the above table, $466 million and $427 million were current at March 31, 2014 and December 31, 2013.

GM Financial determined the fair value of consumer finance receivables using observable and unobservable inputs within a cash flow model. The inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows is calculated and discounted using a weighted-average cost of capital using unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile as the portfolio. Macroeconomic factors could negatively affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in GM Financial's cash flow model. A substantial majority of commercial finance receivables have variable interest rates and maturities of one year or less. Therefore, the carrying amount is considered to be a reasonable estimate of fair value.

The following table summarizes activity for the allowance for loan losses on consumer and commercial finance receivables (dollars in millions):

	Three Months Ended
	March 31, 2014	March 31, 2013
Balance at beginning of period	$548	$351
Provision for loan losses	135	94
Charge-offs	(224)	(132)
Recoveries	127	80
Balance at end of period	$586	$393

The balances and activity of the allowance for commercial loan losses included in the above table at and in the three months ended March 31, 2014 and 2013 were insignificant.

Credit Quality

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Consumer Finance Receivables

GM Financial uses proprietary scoring systems that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score) and contract characteristics. In addition to GM Financial's proprietary scoring systems GM Financial considers other individual consumer factors such as employment history, financial stability and capacity to pay. Subsequent to origination GM Financial reviews the credit quality of retail receivables based on customer payment activity. At the time of loan origination substantially all of GM Financial's international consumers have prime credit scores. In North America sub-prime is typically defined as a loan with a borrower that has a FICO score of less than 620. At March 31, 2014 89% of the consumer finance receivables in North America were from consumers with FICO scores less than 620.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At March 31, 2014 and December 31, 2013 the accrual of finance charge income has been suspended on delinquent consumer finance receivables with contractual amounts due of $545 million and $642 million.

GM Financial purchases consumer finance contracts from automobile dealers without recourse, and accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. The following table summarizes the contractual amount of delinquent contracts, which is not significantly different than the recorded investment of the consumer finance receivables (dollars in millions):

	March 31, 2014		March 31, 2013
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts
31-to-60 days	$717	3.1%	$477	4.3%
Greater-than-60 days	336	1.4%	169	1.5%
Total finance receivables more than 30 days delinquent	1,053	4.5%	646	5.8%
In repossession	38	0.1%	32	0.3%
Total finance receivables more than 30 days delinquent or in repossession	$1,091	4.6%	$678	6.1%
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

	March 31, 2014	December 31, 2013
Outstanding recorded investment	$864	$767
Less: allowance for loan losses	(104)	(103)
Outstanding recorded investment, net of allowance	$760	$664

Unpaid principal balance	$880	$779

Commercial Finance Receivables

GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually, and if necessary, the dealer's risk rating is adjusted on the basis of the review. At March 31, 2014 and December 31, 2013 the commercial finance

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

receivables on non-accrual status were insignificant. The following table summarizes the credit risk profile by dealer grouping of the commercial finance receivables (dollars in millions):

	March 31, 2014	December 31, 2013
Group I - Dealers with strong to superior financial metrics	$570	$549
Group II - Dealers with fair to favorable financial metrics	1,524	1,460
Group III - Dealers with marginal to weak financial metrics	2,210	1,982
Group IV - Dealers with poor financial metrics	1,517	1,462
Group V - Dealers warranting special mention due to potential weaknesses	443	385
Group VI - Dealers with loans classified as substandard, doubtful or impaired	219	212
	$6,483	$6,050

The credit lines for Group VI dealers are suspended and no further funding is extended to these dealers.

Note 4. Inventories

The following table summarizes the components of Inventories (dollars in millions):

	March 31, 2014	December 31, 2013
Productive material, supplies and work in process	$6,442	$5,872
Finished product, including service parts	8,395	8,167
Total inventories	$14,837	$14,039

Note 5. Equity in Net Assets of Nonconsolidated Affiliates

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used, due to the ability to exert significant influence over decisions relating to their operating and financial affairs.

Sales and income of our China joint ventures (China JVs) are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income. There have been no significant ownership changes in our China JVs since December 31, 2013. The following table summarizes information regarding Equity income (dollars in millions):

	Three Months Ended
	March 31, 2014	March 31, 2013
China JVs	$595	$548
Others	10	7
Total equity income	$605	$555

We received no dividends from nonconsolidated affiliates in the three months ended March 31, 2014. We received dividends from nonconsolidated affiliates of $68 million in the three months ended March 31, 2013. At March 31, 2014 and December 31, 2013 we had undistributed earnings including dividends declared but not received of $2.4 billion and $1.8 billion related to our nonconsolidated affiliates.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended
	March 31, 2014	March 31, 2013
Results of operations
Automotive sales and revenue	$783	$594
Automotive purchases, net	$105	$179
Cash flows
Operating	$541	$401

	March 31, 2014	December 31, 2013
Financial position
Accounts and notes receivable, net	$850	$756
Accounts payable	$154	$183

Note 6. Variable Interest Entities

Consolidated VIEs

Automotive

Variable interest entities (VIEs) that we do not control through a majority voting interest that are consolidated because we are the primary beneficiary include certain vehicle assembling, manufacturing and selling venture arrangements, the most significant of which is GM Egypt. Certain voting and other rights permit us to direct those activities of GM Egypt that most significantly affect its economic performance. Liabilities recognized as a result of consolidating VIEs generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of the VIEs' operations and cannot be used to satisfy our obligations. The following tables summarize the carrying amounts of assets and liabilities and amounts recorded in earnings related to these VIEs stated prior to intercompany eliminations (dollars in millions):

	March 31, 2014	December 31, 2013
Total assets(a)	$567	$564
Total liabilities(b)	$392	$395
________

(a)	Composed primarily of Cash and cash equivalents, Accounts and notes receivable, net, Inventories and Property, net.

(b)	Composed primarily of Accounts payable (principally trade) and Accrued liabilities.

	Three Months Ended
	March 31, 2014	March 31, 2013
Total net sales and revenue	$312	$236
Net income	$27	$18

GM Korea Company (GM Korea) and General Motors India Private Limited and Chevrolet Sales India Private Limited (collectively GM India) are non-wholly owned consolidated subsidiaries that we control through a majority voting interest. They are also VIEs because in the future they may require additional subordinated financial support. Combined creditors of GM Korea's and GM India's liabilities, which were composed of short-term and long-term debt, of $217 million and $242 million at March 31, 2014 and December 31, 2013, do not have recourse to our general credit.

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

	March 31, 2014	December 31, 2013
Restricted cash	$1,676	$1,523
Securitized Assets	$24,651	$23,584
Securitization notes payable and other credit facilities	$20,445	$19,448

Restricted cash represents collections from the underlying Securitized Assets and certain reserve accounts held as credit enhancement for securitizations held by GM Financial for the benefit of the noteholders. Except for acquisition accounting adjustments, which are not recorded in SPE trusts, GM Financial recognizes finance charge income, leased vehicle income and other income on the Securitized Assets and interest expense on the secured debt issued by the SPEs. GM Financial also maintains an allowance for estimated probable credit losses on securitized receivables. Cash pledged to support the secured borrowings is deposited to a restricted cash account and recorded as restricted cash, which is invested in highly liquid securities with original maturities of 90 days or less.

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

Nonconsolidated VIEs

Automotive

VIEs that are not consolidated include certain vehicle assembling, manufacturing and selling venture arrangements and other automotive related entities to which we provided financial support including Ally Financial. We concluded these entities are VIEs because they do not have sufficient equity at risk or may require additional subordinated financial support. We currently lack the power or authority through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance. Our variable interests in these nonconsolidated VIEs include accounts and notes receivable, equity in net assets, guarantees and financial support, some of which were provided to certain current or previously divested suppliers in order to ensure that supply needs for production were not disrupted due to a supplier's liquidity concerns or possible shutdowns. The following table summarizes the carrying amounts of assets and liabilities and total off-balance sheet arrangements related to these VIEs (dollars in millions):

	March 31, 2014	December 31, 2013
Total assets(a)	$188	$169
Total liabilities(b)	$971	$838
Off-balance sheet arrangements(c)	$90	$115
________

(a)	Composed primarily of Equity in net assets of nonconsolidated affiliates.

(b)	Composed primarily of Accrued liabilities.

(c)	Composed of commitments and other liquidity arrangements.

The maximum exposure to loss for total assets approximated the carrying amount at March 31, 2014 and December 31, 2013. Refer to Note 10 for additional information on our maximum exposure to loss under agreements with Ally Financial.

Note 7. Short-Term and Long-Term Debt

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Automotive

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	March 31, 2014	December 31, 2013
Carrying amount	$7,209	$7,137
Fair value	$7,001	$6,837

The fair value of debt was measured utilizing Level 2 inputs at March 31, 2014 and December 31, 2013 consisting of quoted market prices and if unavailable, a discounted cash flow model. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread based on our senior unsecured notes that is intended to represent our nonperformance risk. We acquire the benchmark yield curves and yields on unsecured notes from independent sources that are widely used in the financial industry.

Senior Unsecured Notes

In September 2013 we issued $4.5 billion in aggregate principal amount of senior unsecured notes. These notes contain terms and covenants customary of these types of securities including limitations on the amount of certain secured debt we may issue. In connection with the issuance of these notes, we entered into a registration rights agreement that requires us to file a registration statement with the SEC for an exchange offer with respect to the senior notes. If the registration statement has not been declared effective by the SEC within 365 days after the closing date of the debt issuance, if we fail to consummate the exchange offer within 30 business days after such target effective date or if the registration statement ceases to remain effective, we will be required to pay additional interest of 0.25% per annum for the first 90 day period following such event and an additional 0.25% per annum for each subsequent 90 day period prior to the consummation of the exchange offer up to a maximum additional interest rate of 0.5% per annum.

Technical Defaults and Covenant Violations

Several of our loan facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings. A foreign subsidiary was not in compliance with certain financial covenants under its $75 million term loan facility. We are evaluating alternatives to cure this financial covenant issue and included this liability in Short-term debt and current portion of long-term debt at March 31, 2014 and December 31, 2013.

Automotive Financing - GM Financial

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value(a)	Carrying Amount	Fair Value(a)
Secured
Revolving credit facilities	$8,983	$8,961	$9,000	$8,995
Securitization notes payable(b)	14,403	14,521	13,073	13,175
Total secured	23,386	23,482	22,073	22,170
Unsecured
Senior notes	4,000	4,153	4,000	4,106
Bank lines and other unsecured debt	3,172	3,164	2,973	2,972
Total unsecured	7,172	7,317	6,973	7,078
Total GM Financial debt	$30,558	$30,799	$29,046	$29,248

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

________

(a)
The fair value of debt included $25.2 billion and $23.0 billion measured utilizing Level 2 inputs and $5.6 billion and $6.2 billion measured utilizing Level 3 inputs at March 31, 2014 and December 31, 2013. For revolving credit facilities with variable interest rates and maturities of one year or less, the carrying amount is considered to be a reasonable estimate of fair value. The fair value of other secured debt and the unsecured debt is based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated by discounting future net cash flows expected to be paid using current risk-adjusted rates.

(b)
Includes private securitizations that GM Financial used observable and unobservable inputs to estimate fair value. Unobservable inputs are related to the structuring of the debt into various classes, which is based on public securitizations issued during the same time frame. Observable inputs are used by obtaining active prices based on the securitization debt issued during the same time frame. These observable inputs are then used to create expected market prices (unobservable inputs), which are then applied to the debt classes in order to estimate fair value which would approximate market value.

Secured Debt

The revolving credit facilities have revolving periods ranging from one to two years. At the end of the revolving period, if the facilities are not renewed, the debt will amortize over periods ranging up to seven years. Most of the secured debt was issued by VIEs and it is repayable only from proceeds related to the underlying pledged finance receivables and leases. Refer to Note 6 for additional information relating to GM Financial's involvement with VIEs. Weighted-average interest rates are both fixed and variable, ranging from 0.7% to 12.6% at March 31, 2014.

Securitization notes payable represents debt issued by GM Financial through securitization transactions. In the three months ended March 31, 2014 GM Financial issued securitization notes payable of $2.8 billion with a weighted-average interest rate of 1.3% maturing on various dates through 2022.

Unsecured Debt

Senior notes outstanding at March 31, 2014 are due beginning in 2016 through 2023 and have interest rates that range from 2.75% to 6.75%.

The maturity dates of bank lines range up to four years. If not renewed, any balance outstanding under these bank lines is either immediately due in full or else will amortize over a defined period. Interest rates on unsecured bank lines ranged from 1.0% to 13.9% at March 31, 2014.

Note 8. Product Warranty and Related Liabilities

The following table summarizes activity for policy, product warranty, recall campaigns and courtesy transportation (dollars in millions):

	Three Months Ended
	March 31, 2014	March 31, 2013
Balance at beginning of period	$7,601	$7,633
Warranties issued and assumed in period - recall campaigns and courtesy transportation	1,386	154
Warranties issued and assumed in period - policy and warranty	634	705
Payments	(769)	(824)
Adjustments to pre-existing warranties	(3)	(32)
Effect of foreign currency and other	(11)	(65)
Balance at end of period	$8,838	$7,571

In the three months ended March 31, 2014 we recorded charges of approximately $1.3 billion comprising: (1) approximately $680 million for 2.6 million vehicles to repair ignition switches that could result in a loss of electrical power under certain circumstances that may prevent front airbags from deploying in the event of a crash; to fix ignition lock cylinders that could allow removal of the ignition key while the engine is running, leading to possible rollaway or crash; and to provide courtesy transportation to owners of affected vehicles; (2) approximately $340 million for 1.9 million vehicles to replace either the power steering motor, the steering column, the power steering motor control unit or a combination of the steering column and the power steering motor control unit as the electric power steering could fail under certain circumstances; (3) approximately $185 million for 1.3 million

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

vehicles prone to non-deployment of the side impact restraints if vehicles are not serviced when the Service Air Bag warning light is illuminated; and (4) approximately $70 million for 1.2 million vehicles for other matters.

Note 9. Pensions and Other Postretirement Benefits

The following table summarizes the components of net periodic pension and other postretirement benefits (OPEB) (income) expense (dollars in millions):

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$95	$93	$3	$2	$99	$99	$7	$3
Interest cost	765	262	55	13	709	254	55	14
Expected return on plan assets	(978)	(219)	—	—	(891)	(209)	—	—
Amortization of prior service cost (credit)	(1)	5	(1)	(3)	(1)	5	(29)	(4)
Amortization of net actuarial (gains) losses	(23)	39	3	(1)	2	49	23	2
Curtailments, settlements and other (gains) losses	(2)	2	—	—	42	4	—	—
Net periodic pension and OPEB (income) expense	$(144)	$182	$60	$11	$(40)	$202	$56	$15

Note 10. Commitments and Contingencies

The following tables summarize information related to Commitments and contingencies (dollars in millions):

	March 31, 2014		December 31, 2013
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees
Third party commercial loans and other obligations(b)	$21	$9,395	$51	$15,616
Other product-related claims	$57	$1,348	$54	$1,317
________

(a)	Calculated as future undiscounted payments.

(b)
Includes liabilities recorded of $6 million and $10 million and maximum liabilities of $9.2 billion and $15.3 billion related to Ally Financial repurchase obligations at March 31, 2014 and December 31, 2013.

	Liability Recorded
	March 31, 2014	December 31, 2013
Other litigation-related liability and tax administrative matters	$1,290	$1,227
Product liability	$702	$690
Environmental liability	$151	$154

Guarantees

We provide payment guarantees on commercial loans outstanding with third parties such as dealers or rental car companies. We determined the fair value ascribed to the guarantees at inception and subsequent to inception to be insignificant based on the credit worthiness of the third parties. In March 2014 a new agreement was signed with Ally that removed the repurchase obligation for vehicles invoiced after December 31, 2013. The existing repurchase obligation for vehicles invoiced prior to December 31, 2013 is maintained until December 31, 2014 at which time repurchase obligations will expire for all vehicles.

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

In connection with certain divestitures of assets or operating businesses, we have entered into agreements indemnifying certain buyers and other parties with respect to environmental conditions and other closure costs pertaining to real property we owned. We periodically enter into agreements that incorporate indemnification provisions in the normal course of business. It is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. Insignificant amounts have been recorded for such obligations as the majority of them are not probable or estimable at this time and the fair value of the guarantees at issuance was insignificant.

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

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which we believe that losses are probable and can be reasonably estimated, the majority of which are associated with indirect tax-related matters as well as non-U.S. labor-related matters. Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $500 million to $800 million. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2014. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. Litigation is inherently unpredictable however; and unfavorable resolutions could occur. Accordingly it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

Proceedings Related to Ignition Switch Recall

In the three months ended March 31, 2014 we announced a recall to repair ignition switches that under certain circumstances could unintentionally move from the “run” position to the “accessory” or “off” position with a corresponding loss of power, which in turn may prevent front airbags from deploying in the event of a crash. The recall includes approximately 2.6 million Chevrolet Cobalt, HHR, Pontiac G5, Pursuit, Solstice, and Saturn ION and Sky vehicles.

Through April 22, 2014 we are aware of 55 putative class actions have been filed against GM in various U.S. District Courts since the recall announcement alleging that consumers have been economically harmed by the recall and/or the underlying vehicle condition. In the aggregate, these cases seek recovery for compensatory damages, including for alleged diminution in value of the vehicles, punitive damages and injunctive and other relief. Additionally, through April 22, 2014, five putative class actions have been filed in various Provincial Courts in Canada seeking similar relief.

On March 21, 2014 a putative shareholder class action was filed in the United States District Court for the Eastern District of Michigan against GM and various current and former officers of GM (Pio v. General Motors Company et al) on behalf of purchasers of GM securities from November 17, 2010 through March 10, 2014. The complaint alleges that defendants made material

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

misstatements and omissions relating to problems with the ignition switch in SEC filings. The plaintiff seeks unspecified monetary damages, interest and attorneys’ fees and costs.

On March 28, 2014 a shareholder derivative action was filed in the United States District Court for the Eastern District of Michigan against certain current and former GM directors (Hockstein v. Barra et al). The complaint alleges breach of fiduciary duty by GM’s directors in connection with monitoring, remediation and disclosure of the issues underlying the ignition switch recall. On April 9, 2014 a similar shareholder derivative action was filed in the Circuit Court for Wayne County Michigan against the same defendants (Bekkerman v. Barra et al). This complaint also alleges breach of fiduciary duty by GM’s directors in connection with monitoring, remediation and disclosure of the issues underlying the ignition switch recall. The plaintiffs in both these cases seek to recover on behalf of GM amounts spent by GM as a result of the defendants’ alleged failure to timely identify and correct the ignition switch defect and of the alleged failure to make accurate and timely public disclosure. On April 16, 2014 a third shareholder derivative action was filed in the Circuit Court for Wayne County Michigan against current and certain former directors (Wietschiner et al v. Barra et al) alleging breach of fiduciary duty and waste of corporate assets by reason of failure to exercise oversight with respect to vehicle safety generally and in connection with the ignition switch recall specifically. Plaintiffs seek damages caused by the alleged breaches and an order compelling implementation of various policies and corporate governance practices. On April 23, 2014 a similar shareholder derivative action was filed in the United States District Court for the Eastern District of Michigan against certain current and former GM directors (The Police Retirement System of St. Louis v. Barra et al). This complaint also alleges breach of fiduciary duty and waste of corporate assets by reason of failure to exercise oversight with respect to vehicle safety generally and in connection with the ignition switch recall specifically. The plaintiffs in this case also seek damages caused by the alleged breaches and an order compelling implementation of various policies and corporate governance practices.

On or about April 11, 2014 an action was initiated in the United States District Court for the Northern District of Georgia alleging a motor vehicle accident on July 22, 2009 involving a 2003 Saturn ION which resulted in catastrophic injuries to the driver (Alexina H. Van Pelt et al v. General Motors LLC). According to the complaint, the subject accident resulted from the failure of the vehicle’s ignition switch due to the condition which prompted the ignition switch recall. Plaintiffs further allege that GM intentionally and fraudulently concealed facts relating to the ignition switch from plaintiff, the public and the National Highway Traffic Safety Administration (NHTSA) over a lengthy period. Based on these allegations, the complaint asserts causes of action based on strict products liability, negligence, breach of implied warranty, fraud and fraudulent concealment, and the Federal and Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiffs seek compensatory damages, treble damages, punitive damages and attorney’s fees and costs.

GM intends to vigorously defend all of these cases.

We are also the subject of various inquiries, investigations, subpoenas and requests for information from the U.S. Attorney’s Office for the Southern District of New York, Congress, NHTSA, the SEC, and a state attorney general in connection with our recent recalls. We are investigating these matters internally and believe we are cooperating fully with all requests, notwithstanding NHTSA’s recent fines for failure to respond. Such investigations could in the future result in the imposition of damages, fines or civil and criminal penalties.

We are currently unable to estimate a range of reasonably possible loss for the lawsuits and investigations because these matters involve significant uncertainties at these early stages. These uncertainties include the legal theory or the nature of the claims as well as the complexity of the facts. Although we cannot estimate a reasonable range of loss based on currently available information, the resolution of these matters could have a material adverse effect on our financial position, results of operations or cash flows.

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. At March 31, 2014 we have an accrual of 24 billion South Korean Won (equivalent to $23 million) related to these cases. We estimate our reasonably possible loss, as defined by ASC 450, “Contingencies,” in excess of amounts accrued to be 621 billion South Korean Won (equivalent to $584 million) at March 31, 2014. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. At March 31, 2014 we have identified a reasonably possible loss in excess of the amount of our accrual of 171 billion South Korean Won (equivalent to $161 million). Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

change if new information becomes available. These cases are currently pending before various district courts in Korea and the Supreme Court of the Republic of Korea.

GMCL Dealers' Claim

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against General Motors of Canada Limited (GMCL) on behalf of a purported class of over 200 former GMCL dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GMCL. In May 2009 in the context of the global restructuring of the business and the possibility that GMCL might be required to initiate insolvency proceedings, GMCL offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GMCL dealer network and to facilitate winding down their operations in an orderly fashion by December 31, 2009 or such other date as GMCL approved but no later than on October 31, 2010. The Plaintiff Dealers allege that the Dealer Sales and Service Agreements were wrongly terminated by GMCL and that GMCL failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” Canadian Dollar (CAD) $750 million, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues including: (1) whether GMCL breached its obligation of "good faith" in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). A number of former dealers have opted out of participation in the litigation, leaving 181 dealers in the certified class. Trial of the class issues is scheduled to commence in the third quarter of 2014. The current prospects for liability are uncertain, but because liability is not deemed probable we have no accrual relating to this litigation. We cannot estimate the range of reasonably possible loss in the event of liability as the case presents a variety of different legal theories, none of which GMCL believes are valid.

UAW Claim

On April 6, 2010 the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW) filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached an obligation to contribute $450 million to the UAW Retiree Medical Benefits Trust. The UAW alleges that we were contractually required to make this contribution. On December 10, 2013 the court granted our motion for summary judgment and dismissed the claims asserted by the UAW, holding that the relevant agreement is unambiguous and does not require the payment sought. The UAW has appealed. At this juncture we believe the prospects for liability on the claims asserted in this matter are remote.

Product Liability

With respect to product liability claims involving our and General Motors Corporation products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. Although punitive damages are claimed in some of these lawsuits and such claims are inherently unpredictable, accruals incorporate historic experience with these types of claims. In addition we indemnify dealers for certain product liability related claims including products sold by General Motors Corporation. We monitor actual claims experience and make periodic adjustments to our estimates. In light of recent vehicle recalls it is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information obtained. In future periods new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. It is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At March 31, 2014 we estimate the remediation losses could range from $120 million to $230 million.

Other Matters

Brazil Excise Tax Incentive

In October 2012 the Brazilian government issued a decree which increased an excise tax rate by 30 percentage points, but also provided an offsetting tax incentive that requires participating companies to meet certain criteria, such as local investment and fuel efficiency standards. Participating companies that fail to meet the required criteria are subject to clawback provisions and fines. At March 31, 2014 we believe it is reasonably assured that the program requirements will be met based on the current business model and available technologies.

GME Planned Spending Guarantee

As part of our Opel/Vauxhall restructuring plan agreed to with European labor representatives we committed to achieving specified milestones associated with planned spending from 2011 to 2014 on certain product programs. If we had failed to accomplish the requirements set out under the agreement we would have been required to pay certain amounts up to Euro 265 million for each of those years, and/or interest on those amounts, to our employees. In April 2014 we reached an agreement with the European labor representatives terminating the agreement as all milestones have been or will be met timely in 2014.

India Tavera Emissions Compliance

We determined there was an emissions compliance issue with certain Tavera models produced in India. We self-reported this issue in the three months ended September 30, 2013 to local government authorities and are continuing to cooperate. We developed a solution, and while the issue was not safety related, we voluntarily recalled the vehicles to serve our customers.

Note 11. Income Taxes

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

In the three months ended March 31, 2014 income tax benefit of $224 million primarily resulted from tax benefits related to deductions taken for stock investments in non-U.S. affiliates and tax audit settlements. In the three months ended March 31, 2013 income tax expense of $409 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by tax benefit related to the U.S. research credit legislated in the three months ended March 31, 2013. We have open tax years from 2005 to 2013 with various significant tax jurisdictions.

Note 12. Restructuring and Other Initiatives

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following tables summarize the reserves related to restructuring and other initiatives and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2014	$497	$503	$333	$16	$1,349
Additions, interest accretion and other	10	191	48	49	298
Payments	(30)	(106)	(21)	(51)	(208)
Revisions to estimates	—	2	(4)	—	(2)
Effect of foreign currency	(6)	—	2	(1)	(5)
Balance at March 31, 2014(a)	$471	$590	$358	$13	$1,432

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2013	$653	$590	$39	$38	$1,320
Additions, interest accretion and other	27	35	2	22	86
Payments	(58)	(116)	(26)	(12)	(212)
Revisions to estimates	13	—	(1)	—	12
Effect of foreign currency	(6)	(14)	—	1	(19)
Balance at March 31, 2013(a)	$629	$495	$14	$49	$1,187
________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $352 million and $349 million at March 31, 2014 and 2013 for GMNA, primarily relate to postemployment benefits.

Three Months Ended March 31, 2014

GME recorded charges, interest accretion and other and revisions to estimates primarily related to our plan to terminate all vehicle and transmission production at our Bochum, Germany facility by the end of 2014. Through March 31, 2014 the active separation programs related to Germany had a total cost of $381 million. We expect to complete these programs in 2014 and incur additional charges of $485 million. In total, 3,740 employees will be affected by these programs.

GMIO recorded charges, interest accretion and other and revisions to estimates for separation programs in Australia, Korea and Chevrolet Europe locations. Through March 31, 2014 the separation programs related to Australia, Korea and Chevrolet Europe locations had a total cost of $363 million and had affected a total of 3,350 employees. We expect to complete these programs in 2017 and incur additional restructuring and other charges of $540 million.

GMSA recorded charges, interest accretion and other primarily for active separation programs in Brazil and Venezuela. Through March 31, 2014 the active separation programs related to Brazil and Venezuela had a total cost of $149 million.

Three Months Ended March 31, 2013

GMNA recorded charges, interest accretion and other and revisions to estimates primarily related to cash severance incentive programs for skilled trade U.S. hourly employees.

GME recorded charges, interest accretion and other for previously announced separation and early retirement programs. Through March 31, 2013 the active separation programs related to Germany and the United Kingdom had a total cost of $82 million and had affected a total of 550 employees.

Note 13. Stockholders' Equity

Preferred and Common Stock

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had 156 million shares of Series A Preferred Stock issued and outstanding at March 31, 2014 and December 31, 2013, and 1.6 billion and 1.5 billion shares of common stock issued and outstanding at March 31, 2014 and December 31, 2013.

The following table summarizes dividends paid on our preferred and common stock (dollars in millions):

	Three Months Ended
	March 31, 2014	March 31, 2013
Common stock	$481	$—
Series A Preferred Stock(a)	$88	$155
Series B Preferred Stock(b)		$60
_____

(a)	In September 2013 we purchased 120 million shares (or 43.5% of the total shares outstanding) of our Series A Preferred Stock.

(b)	On December 1, 2013 all outstanding shares of our Series B Preferred Stock were converted into shares of our common stock.

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss (dollars in millions):

	Three Months Ended
	March 31, 2014			March 31, 2013
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign Currency Translation Adjustments
Balance at beginning of period	$(592)	$22	$(614)	$112	$11	$101
Other comprehensive income (loss)	(104)	(6)	(98)	263	—	263
Other comprehensive income attributable to noncontrolling interests	3	—	3	8	—	8
Balance at end of period	$(693)	$16	$(709)	$383	$11	$372
Unrealized Gains on Securities, Net
Balance at beginning of period	$11	$9	$2	$63	$22	$41
Other comprehensive income before reclassification adjustment	6	2	4	3	(3)	6
Reclassification adjustment	(1)	—	(1)	(19)	—	(19)
Other comprehensive income (loss)	5	2	3	(16)	(3)	(13)
Balance at end of period	$16	$11	$5	$47	$19	$28
Defined Benefit Plans, Net
Balance at beginning of period	$935	$3,436	$(2,501)	$(7,794)	$400	$(8,194)
Other comprehensive loss before reclassification adjustment - prior service cost or credit	2	7	(5)	(3)	—	(3)
Other comprehensive income before reclassification adjustment - actuarial gains or losses	10	(18)	28	152	11	141
Reclassification adjustment - prior service cost or credit(a)	22	7	15	(29)	(11)	(18)
Reclassification adjustment - actuarial gains or losses(a)	24	(5)	29	76	13	63
Other comprehensive income	58	(9)	67	196	13	183
Balance at end of period	$993	$3,427	$(2,434)	$(7,598)	$413	$(8,011)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$354	$3,467	$(3,113)	$(7,619)	$433	$(8,052)
Other comprehensive income (loss) before reclassification adjustment	(86)	(15)	(71)	415	8	407
Reclassification adjustment	45	2	43	28	2	26
Other comprehensive income (loss)	(41)	(13)	(28)	443	10	433
Other comprehensive income attributable to noncontrolling interests	3	—	3	8	—	8
Balance at end of period	$316	$3,454	$(3,138)	$(7,168)	$443	$(7,611)
________

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(a)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 9 for additional information.

Note 14. Earnings Per Share

Basic and diluted earnings per share are computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that are outstanding.

The following table summarizes basic and diluted earnings per share (in millions, except for per share amounts):

	Three Months Ended
	March 31, 2014	March 31, 2013
Basic earnings per share
Net income attributable to stockholders	$213	$1,175
Less: cumulative dividends on preferred stock(a)	(88)	(215)
Less: undistributed earnings allocated to Series B Preferred Stock participating security		(95)
Net income attributable to common stockholders	$125	$865

Weighted-average common shares outstanding - basic	1,587	1,372
Basic earnings per common share	$0.08	$0.63
Diluted earnings per share
Net income attributable to stockholders	$213	$1,175
Less: cumulative dividends on preferred stock(a)	(88)	(215)
Less: undistributed earnings allocated to Series B Preferred Stock participating security		(87)
Less: earnings adjustment for dilutive stock compensation rights	(17)	—
Net income attributable to common stockholders	$108	$873
Weighted-average common shares outstanding - diluted
Weighted-average common shares outstanding - basic	1,587	1,372
Dilutive effect of warrants	97	134
Dilutive effect of restricted stock units (RSUs)	7	1
Weighted-average common shares outstanding - diluted	1,691	1,507

Diluted earnings per common share	$0.06	$0.58
________

(a)
Includes earned but undeclared dividends of $15 million and $26 million on our Series A Preferred Stock in the three months ended March 31, 2014 and 2013 and $20 million on our Series B Preferred Stock in the three months ended March 31, 2013.

Our Series B Preferred Stock was a participating security that required the application of the more dilutive of the two-class or if-converted method to calculate earnings per share when the applicable market value of our common stock was below or above the range of $33.00 to $39.60 per common share. We were required to use the if-converted method to calculate earnings per share when the applicable market value of our common stock was within this range. The applicable market value of our common stock is the average closing prices over the 40 consecutive trading day period ending on the third trading day immediately preceding the reporting period end date. Under the two-class method, which we applied in the three-months ended March 31, 2013, undistributed earnings were allocated to common stock and the Series B Preferred Stock according to their respective participation rights in undistributed earnings, as if all the earnings for the period had been distributed, resulting in a lower basic and diluted earnings per share amount.

In the three months ended March 31, 2014 and 2013 warrants to purchase 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

Note 15. Segment Reporting

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We analyze the results of our business through our five segments: GMNA, GME, GMIO, GMSA and GM Financial. The chief operating decision maker evaluates the operating results and performance of our automotive segments through Income (loss) before interest and income taxes, as adjusted for additional amounts, which is presented net of noncontrolling interests, and evaluates GM Financial through income before income taxes, as adjusted for additional amounts. Each segment has a manager responsible for executing our strategies. Our automotive manufacturing operations are integrated within the segments, benefit from broad-based trade agreements and are subject to regulatory requirements, such as Corporate Average Fuel Economy regulations. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles are needed in our product mix in order to attract customers to dealer showrooms and to maintain sales volumes for other, more profitable vehicles. Because of these and other factors, we do not manage our business on an individual brand or vehicle basis.

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

At March 31, 2014 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, primarily in Asia. These companies design, manufacture and market vehicles under the following brands:

• Alpheon	• Buick	• Chevrolet	• Wuling
• Baojun	• Cadillac	• Jiefang

Our automotive operations' interest income and interest expense are recorded centrally in Corporate. All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended March 31, 2014
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$24,404	$5,620	$3,230	$3,025	$36		$36,315	$—	$—	$36,315
GM Financial revenue	—	—	—	—	—		—	1,097	(4)	1,093
Total net sales and revenue	$24,404	$5,620	$3,230	$3,025	$36		$36,315	$1,097	$(4)	$37,408

Income (loss) before interest and taxes-adjusted	$557	$(284)	$252	$(156)	$(123)		$246	$221	$(1)	$466
Adjustments(a)	$—	$—	$(9)	$(419)	$—		$(428)	$1	$—	(427)
Corporate interest income										53
Automotive interest expense										(103)
Net income attributable to noncontrolling interests										67
Income before income taxes										$56

Total assets	$94,538	$12,339	$22,885	$11,136	$28,377	$(33,668)	$135,607	$40,079	$(2,080)	$173,606
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,092	$109	$114	$101	$16	$(1)	$1,431	$176	$—	$1,607
________

(a)	Consists of Venezuela currency devaluation of $419 million in GMSA and other of $8 million.

	At and For the Three Months Ended March 31, 2013
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$22,979	$5,272	$4,366	$3,691	$36		$36,344	$—	$—	$36,344
GM Financial revenue	—	—	—	—	—		—	540	—	540
Total net sales and revenue	$22,979	$5,272	$4,366	$3,691	$36		$36,344	$540	$—	$36,884

Income (loss) before interest and taxes-adjusted	$1,414	$(152)	$472	$(38)	$(110)		$1,586	$180	$—	$1,766
Adjustments(a)	$(38)	$1	$24	$(157)	$—		$(170)	$—	$—	(170)
Corporate interest income										79
Automotive interest expense										(91)
Net income attributable to noncontrolling interests										10
Income before income taxes										$1,594

Total assets	$89,474	$10,910	$24,805	$12,067	$19,218	$(20,856)	$135,618	$18,924	$(767)	$153,775
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$926	$115	$198	$130	$16	$—	$1,385	$84	$(4)	$1,465
_______

(a)	Consists of Venezuela currency devaluation of $162 million in GMSA and other of $8 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the consolidated financial statements and notes thereto included in our 2013 Form 10-K, as filed with the SEC.

In the three months ended March 31, 2014 we changed our managerial and financial reporting structure to reclassify the results of our Russian subsidiaries previously reported in our GMIO segment to our GME segment. We have retrospectively revised the segment presentation for all periods presented.

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

Overview

Automotive

Our vision is to design, build and sell the world's best vehicles. We offer a global vehicle portfolio of cars, crossovers and trucks. We are committed to leadership in vehicle design, quality, reliability, telematics and infotainment and safety, as well as to developing key energy efficiency and diversity and advanced propulsion technologies, including electric vehicles. Our business is diversified across products and geographic markets. We meet the local sales and service needs of our retail and fleet customers with a global network of independent dealers. In the three months ended March 31, 2014, 52.5% of our wholesale vehicle sales volume was generated outside the U.S.

Even though our Net income decreased from $1.2 billion to $0.3 billion, we had strong financial results in the three months ended March 31, 2014 excluding the impact of recall-related charges. GMNA and our consolidated international operations are consistent with our expectations, while Europe and China are outperforming our expectations. However, we experienced weaker performance in GMSA due to the challenging environment in Venezuela and Brazil.

We analyze the results of our automotive business through our four geographically-based segments:

GMNA

GMNA has sales, manufacturing and distribution operations in the U.S., Canada and Mexico and sales and distribution operations in Central America and the Caribbean. GMNA represented 55.0% of our wholesale vehicle sales volume in the three months ended March 31, 2014 and we had the largest market share, based upon retail vehicle sales, in North America at 16.5%. In the three months ended March 31, 2014 GMNA retail vehicle sales decreased by two percent compared with a year ago. Combined Chevrolet, Buick and Cadillac passenger car sales increased two percent. Truck sales, which include pickups, vans and large SUVs, decreased five percent. We achieved record average transaction prices (ATPs) in the United States, according to J.D. Power PIN estimates, due in large measure to a $5,000 year over year increase in full-size pickup ATPs. Pursuant to our plan our mix of crew cab and premium-contented pickup trucks is higher today than a year ago.

Customer safety and satisfaction were the major reasons for the recall of approximately 7 million vehicles announced during the first quarter. These recalls included: (1) approximately 2.6 million vehicles to repair ignition switches that could result in a loss of electrical power under certain circumstances that may prevent front airbags from deploying in the event of a crash and to fix ignition lock cylinders that could allow removal of the ignition key while the engine is running, leading to possible rollaway or crash; (2) approximately 1.9 million vehicles to replace either the power steering motor, the steering column, the power steering motor control unit or a combination of the steering column and the power steering motor control unit as the electric power steering

GENERAL MOTORS COMPANY AND SUBSIDIARIES

could fail under certain circumstances; (3) approximately 1.3 million vehicles prone to non-deployment of the side impact restraints if vehicles are not serviced when the Service Air Bag warning light is illuminated; and (4) approximately 1.2 million vehicles for other matters. In the three months ended March 31, 2014 we recorded charges of approximately $1.3 billion primarily for the estimated costs of parts and labor to repair these vehicles and for courtesy transportation. Although it is still early, it appears we have not experienced a meaningful impact to our Net sales and revenue as a result of our recent recall actions. We began repairing vehicles in early April and consistent with our recent communication to NHTSA, our plan is to produce enough repair parts by October 2014 to have the ability to repair the majority of vehicles impacted by the ignition switch and ignition cylinder recalls. Refer to the "GM North America" section of MD&A for additional information on all of the recalls we announced in 2014.

Customer safety and satisfaction remain high priorities for us. Our Chevrolet, Buick, GMC and Cadillac brands all rank in the top five of all automotive brands in the J.D. Power 2014 U.S. Customer Service Index with Cadillac and Buick taking the top spots in their respective categories. In addition two of our vehicle models were the only midsize SUVs to earn 2014 Top Safety Pick+ ratings from the Insurance Institute for Highway Safety.

GME

GME has sales, manufacturing and distribution operations across Eastern, Western and Central Europe including Russia and the other members of the Commonwealth of Independent States. GME's wholesale vehicle sales volume represented 19.8% of our wholesale vehicle sales volume in the three months ended March 31, 2014. In the three months ended March 31, 2014 we estimate we had the number four market share, based upon retail vehicle sales, in Europe at 7.3%. Our European operations continue to show signs of improvement underscored by our first Opel and Vauxhall market share increase in 14 years in 2013. This market share increase was partially driven by the successful launches of the Opel Mokka, ADAM and Cascada during 2013.

In an effort to rationalize our manufacturing footprint in GME we reached agreement with the labor union in Germany to terminate all vehicle and transmission production at our Bochum, Germany facility by the end of 2014. Affected employees will be eligible for a voluntary restructuring separation program. Restructuring charges will be recorded primarily through 2014. Refer to Note 12 to our condensed consolidated financial statements for additional information.

Due to the recent deterioration in the Russian Ruble, along with other market factors, we are currently strategically assessing our Russian operations. Should further deterioration in the outlook for the market or the finalization of the strategic reviews and related recommended actions affect our ability to generate sufficient cash flows we may be required to test certain long-lived assets for recoverability. The estimate of charges, if any, is subject to significant uncertainty and highly dependent on decisions not yet taken.

GMIO

We continue to strategically assess our performance and the manner in which we operate in certain countries which may require us to test certain long-lived assets for recoverability in the near term. The estimate of charges, if any, is subject to significant uncertainty and highly dependent on finalization of our strategic assessments.

GMIO has sales, manufacturing and distribution operations in Asia/Pacific, the Middle East and Africa. GMIO represented 11.0% of our wholesale vehicle sales volume in the three months ended March 31, 2014. The Asia/Pacific, Middle East and Africa region is our largest region by retail vehicle sales volume and represented 46.5% of our global retail vehicle sales volume in the three months ended March 31, 2014. In the three months ended March 31, 2014 we estimate we had the number two market share, based upon retail vehicle sales, in Asia/Pacific, Middle East and Africa at 10.0%. In the three months ended March 31, 2014 we estimate we had market share of 15.2% in China and sold 919,000 vehicles, a 12.6% increase over the comparable period last year.

GMSA

GMSA has sales, manufacturing, distribution and/or financing operations in Brazil, Argentina, Colombia, Ecuador and Venezuela as well as sales and distribution operations in Bolivia, Chile, Paraguay, Peru and Uruguay. GMSA represented 14.2% of our wholesale vehicle sales volume in the three months ended March 31, 2014 and derived 69.2% of its wholesale vehicle sales volume from Brazil. In the three months ended March 31, 2014 we estimate we had the number two market share, based upon retail vehicle sales, in South America at 16.3% and the number three market share, based upon retail vehicle sales, in Brazil at 16.8%.

In the three months ended March 31, 2014 we recorded devaluation charges related to a change in the exchange rate we use for remeasuring our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities from the Venezuela official

GENERAL MOTORS COMPANY AND SUBSIDIARIES

exchange rate to the rate determined by an auction process conducted by Venezuela’s Complementary System of Foreign Currency Administration (SICAD I). In addition to currency controls already in place, the Venezuelan government announced pricing controls that, taken with other initiatives, require us to closely monitor and consider our ability to maintain a controlling financial interest in our Venezuelan subsidiaries. Refer to the "GM South America" section of MD&A for additional information.

Wholesale and Retail Vehicle Sales

We present both wholesale and retail vehicle sales data to assist in the analysis of our revenue and our market share. Worldwide market share and vehicle sales data exclude the markets of Cuba, Iran, North Korea, Sudan and Syria. The joint venture agreements with SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM) allow for significant rights as a member as well as the contractual right to report SGMW and FAW-GM joint venture retail vehicle sales in China.

The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013
GMNA	807	55.0%	829	53.4%
GME	291	19.8%	275	17.6%
GMIO	162	11.0%	217	14.0%
GMSA	208	14.2%	233	15.0%
Worldwide	1,468	100.0%	1,554	100.0%

The following table summarizes total industry retail sales volume, or estimated sales volume where retail sales volume is not available, of new vehicles of domestic and foreign makes and the related competitive position by geographic region (vehicles in thousands):

	Three Months Ended
	March 31, 2014			March 31, 2013
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
North America
United States	3,814	650	17.0%	3,757	665	17.7%
Other	702	95	13.6%	728	96	13.3%
Total North America	4,516	745	16.5%	4,485	761	17.0%
Europe
United Kingdom	777	85	11.0%	685	80	11.7%
Germany	782	57	7.2%	737	54	7.3%
Russia	606	54	8.8%	630	57	9.0%
Other	2,483	142	5.7%	2,369	144	6.1%
Total Europe	4,648	338	7.3%	4,421	335	7.6%
Asia/Pacific, Middle East and Africa
China	6,052	919	15.2%	5,418	816	15.1%
Other	5,198	203	3.9%	5,136	214	4.2%
Total Asia/Pacific, Middle East and Africa	11,250	1,122	10.0%	10,554	1,030	9.8%
South America
Brazil	813	137	16.8%	830	141	17.0%
Other	480	74	15.4%	532	94	17.6%
Total South America	1,293	211	16.3%	1,362	235	17.2%
Total Worldwide	21,707	2,416	11.1%	20,822	2,361	11.3%

United States
Cars	1,787	265	14.8%	1,858	257	13.8%
Trucks	1,012	207	20.4%	943	228	24.2%
Crossovers	1,015	178	17.5%	956	180	18.8%
Total United States	3,814	650	17.0%	3,757	665	17.7%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

North America vehicle sales primarily represent sales to the end customer. Europe, Asia/Pacific, Middle East and Africa and South America vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale or forecast volumes, are used to estimate vehicle sales. Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies. The vehicle sales at our China JVs presented in the following table are included in our retail vehicle sales (vehicles in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
SAIC General Motors Sales Co., Ltd.	422	382
SGMW and FAW-GM	497	434

Automotive Financing - GM Financial

GM Financial is a global provider of automobile financing solutions specializing in purchasing retail automobile installment sales contracts originated by GM and non-GM franchised and select independent dealers in connection with the sale of used and new automobiles. GM Financial also offers a lease financing product for new GM vehicles and a commercial lending program for GM-franchised dealerships. GM Financial primarily generates revenue and cash flows through the purchase, retention, securitization and servicing of finance receivables and leased assets. GM Financial completed the acquisitions of Ally Financial's automotive finance and financial services businesses in Europe and Latin America during 2013 and expects to complete the acquisition of Ally Financial's joint venture in China in 2014.

Consolidated Results

Total Net Sales and Revenue

	Three Months Ended		Three Months Ended 2014 vs. 2013		Variance Due To
	March 31, 2014	March 31, 2013	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Automotive	$36,315	$36,344	$(29)	(0.1)%	$(1.6)	$0.4	$1.8	$(0.7)	$(0.1)
GM Financial	1,093	540	553	102.4%	—	—	—	0.6	0.6
Total net sales and revenue	$37,408	$36,884	$524	1.4%	$(1.6)	$0.4	$1.8	$(0.1)	$0.5

In the three months ended March 31, 2014 Automotive Total net sales and revenue remained flat and the components of revenue changed due primarily to: (1) decreased wholesale volumes in GMIO of $0.9 billion, GMNA of $0.5 billion and GMSA of $0.4 billion, partially offset by increased wholesale volume in GME of $0.3 billion; and (2) Other of $0.7 billion due primarily to unfavorable net foreign currency effect of $0.8 billion related to the weakening of the Brazilian Real, Argentinian Peso, CAD, and Australian Dollar against the U.S Dollar; partially offset by (3) favorable pricing effect in GMNA of $1.7 billion and GMSA of $0.2 billion; partially offset by unfavorable pricing in GME of $0.1 billion; and (4) favorable mix in GMNA of $0.2 billion, GME of $0.1 billion and GMSA of $0.1 billion.

In the three months ended March 31, 2014 GM Financial Total net sales and revenue increased due primarily to: (1) increased finance charge income of $0.4 billion due to growth in the portfolio resulting from the acquisition of the Ally Financial international operations; and (2) increased leased vehicle income of $0.1 billion due to increased size of the leased asset portfolio.

Automotive Cost of Sales

	Three Months Ended		Three Months Ended 2014 vs. 2013		Variance Due To
	March 31, 2014	March 31, 2013	Favorable/ (Unfavorable)%		Volume	Mix	Other	Total
	(Dollars in millions)				(Dollars in billions)
Automotive cost of sales	$34,127	$32,617	$(1,510)	(4.6)%	$1.2	$(0.7)	$(2.0)	$(1.5)
Automotive gross margin	$2,188	$3,727	$(1,539)	(41.3)%

In the three months ended March 31, 2014 Automotive cost of sales increased due primarily to: (1) unfavorable mix in GMNA of $0.3 billion, GMIO of $0.2 billion, GME of $0.1 billion and GMSA of $0.1 billion; and (2) Other of $2.0 billion due primarily

GENERAL MOTORS COMPANY AND SUBSIDIARIES

to policy and warranty recall campaign actions in GMNA of $1.3 billion in 2014; increased material and freight cost including new launches in GMNA of $1.0 billion; and restructuring related charges in GME of $0.2 billion; partially offset by favorable net foreign currency effect of $0.2 billion due primarily to the weakening of the Brazilian Real, CAD and Australian Dollar against the U.S Dollar; partially offset by the Venezuela Bolivar Fuerte (BsF) devaluation; partially offset by (3) decreased wholesale volumes in GMIO of $0.7 billion, GMNA of $0.4 billion and GMSA of $0.3 billion; partially offset by increased wholesale volume in GME of $0.2 billion.

GM Financial Operating and Other Expenses
(Dollars in Millions)

	Three Months Ended		Three Months Ended 2014 vs. 2013
	March 31, 2014	March 31, 2013	Favorable/ (Unfavorable)%
GM Financial operating and other expenses	$875	$356	$(519)	(145.8)%

In the three months ended March 31, 2014 GM Financial operating and other expenses increased due primarily to: (1) increased interest expense of $0.2 billion due to higher average debt outstanding and effective rate of interest; (2) increased operating expenses of $0.2 billion due to the acquisition of the Ally Financial international operations; and (3) increased leased vehicle expenses of $0.1 billion due to the increased size of leased asset portfolio.

Automotive Selling, General and Administrative Expense
(Dollars in Millions)

	Three Months Ended		Three Months Ended 2014 vs. 2013
	March 31, 2014	March 31, 2013	Favorable/ (Unfavorable)%
Automotive selling, general and administrative expense	$2,941	$2,952	$11	0.4%

In the three months ended March 31, 2014 Automotive selling, general and administrative expense remained flat.

Automotive Interest Expense
(Dollars in Millions)

	Three Months Ended		Three Months Ended 2014 vs. 2013
	March 31, 2014	March 31, 2013	Favorable/ (Unfavorable)%
Automotive interest expense	$103	$91	$(12)	(13.2)%

In the three months ended March 31, 2014 Automotive interest expense remained flat.

Interest Income and Other Non-Operating Income, net
(Dollars in Millions)

	Three Months Ended		Three Months Ended 2014 vs. 2013
	March 31, 2014	March 31, 2013	Favorable/ (Unfavorable)%
Interest income and other non-operating income, net	$89	$171	$(82)	(48.0)%

In the three months ended March 31, 2014 Interest income and other non-operating income, net decreased due primarily to: (1) insurance recoveries in 2013 that did not recur in 2014; and (2) decreased interest income.

Equity Income
(Dollars in Millions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Three Months Ended 2014 vs. 2013
	March 31, 2014	March 31, 2013	Favorable/ (Unfavorable)%
China JVs	$595	$548	$47	8.6%
Others	10	7	3	42.9%
Total equity income	$605	$555	$50	9.0%

In the three months ended March 31, 2014 Equity income increased due primarily to an increase in earnings of our China JVs.

Income Tax Expense (Benefit)
(Dollars in Millions)

	Three Months Ended		Three Months Ended 2014 vs. 2013
	March 31, 2014	March 31, 2013	Favorable/ (Unfavorable)%
Income tax expense (benefit)	$(224)	$409	$633	n.m.
__________
n.m. = not meaningful

In the three months ended March 31, 2014 we had income tax benefit compared to income tax expense in the three months ended March 31, 2013 due primarily to: (1) reduced tax expense attributable to entities in our effective tax rate calculation of $0.6 billion; and (2) other tax benefits related to deductions taken for stock investments in non-U.S. affiliates and tax audit settlements of $0.2 billion; partially offset by (3) the U.S. research credit legislated of $0.2 billion recorded in the three months ended March 31, 2013.

Reconciliation of Consolidated, Automotive and GM Financial Segment Results

Non-GAAP Measures

Management believes earnings before interest and taxes (EBIT)-adjusted provides meaningful supplemental information regarding our automotive segments' operating results because it excludes interest income, interest expense and income taxes as well as certain additional adjustments. Management believes income before income taxes-adjusted provides meaningful supplemental information regarding GM Financial's operating results. GM Financial uses a separate measure from our automotive operations because management believes interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Examples of adjustments to EBIT and GM Financial's income before income taxes include impairment charges related to goodwill, other long-lived assets under certain circumstances and certain investments; gains or losses on the settlement/extinguishment of obligations; and gains or losses on the sale of non-core investments.

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

While management believes that these non-GAAP measures provide useful information, they are not operating measures under U.S. GAAP and there are limitations associated with their use. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result the use of these non-GAAP measures has limitations and should not be considered in isolation from, or as a substitute for, other measures such as Net income, Income before income taxes or operating cash flow. Due to these limitations, these non-GAAP measures are used as supplements to U.S. GAAP measures.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the reconciliation of our automotive segments' EBIT-adjusted and GM Financial's income before income taxes-adjusted to Income before income taxes and provides supplemental detail of the adjustments, which are presented net of noncontrolling interests (dollars in millions):

	Three Months Ended
	March 31, 2014		March 31, 2013
Automotive
EBIT-adjusted
GMNA	$557	226.4%	$1,414	89.2%
GME	(284)	(115.4)%	(152)	(9.6)%
GMIO	252	102.4%	472	29.8%
GMSA	(156)	(63.4)%	(38)	(2.4)%
Corporate	(123)	(50.0)%	(110)	(7.0)%
Total automotive EBIT-adjusted	246	100.0%	1,586	100.0%
Adjustments	(428)		(170)
Corporate interest income	53		79
Automotive interest expense	(103)		(91)
Net income attributable to noncontrolling interests	67		10
Automotive Financing
GM Financial income before income taxes-adjusted	221		180
Adjustments	1		—
Consolidated
Eliminations	(1)		—
Income before income taxes	$56		$1,594

Our automotive operations' interest income and interest expense are recorded centrally in Corporate; therefore, there are no reconciling items for our automotive operating segments between EBIT-adjusted and Income before income taxes.

In the three months ended March 31, 2014 adjustments to EBIT consisted of Venezuela currency devaluation of $419 million in GMSA and other of $8 million.

In the three months ended March 31, 2013 adjustments to EBIT consisted of Venezuela currency devaluation of $162 million in GMSA and other of $8 million.

GM North America

	Three Months Ended				Variance Due To
	March 31, 2014	March 31, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$24,404	$22,979	$1,425	6.2%	$(0.5)	$0.2	$1.7	$—	$1.4
EBIT-adjusted	$557	$1,414	$(857)	(60.6)%	$(0.1)	$(0.1)	$1.7	$(2.4)	$(0.9)
	(Vehicles in thousands)
Wholesale vehicle sales	807	829	(22)	(2.7)%

GMNA Total Net Sales and Revenue

In the three months ended March 31, 2014 Total net sales and revenue increased due primarily to: (1) favorable vehicle pricing related to recent vehicle launches such as Chevrolet Silverado, Chevrolet Tahoe, GMC Sierra and GMC Yukon; and (2) favorable mix due primarily to changes in Chevrolet Tahoe, Chevrolet Impala, Chevrolet Sonic and Chevrolet Spark, partially offset by decreases in Cadillac Escalade related to the vehicle launch cadence; partially offset by (3) decreased wholesale volumes due to decreased market share.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMNA EBIT-Adjusted

In the three months ended March 31, 2014 EBIT-adjusted decreased due primarily to: (1) decreased wholesale volumes due to decreased market share; (2) unfavorable mix due primarily to decreases in Cadillac Escalade related to the vehicle launch cadence, partially offset by Chevrolet Tahoe; and (3) unfavorable Other of $2.4 billion due primarily to policy and warranty recall campaign actions in 2014 of $1.3 billion, as subsequently described; and increased material and freight costs, including new launches, of $1.0 billion; partially offset by (4) favorable vehicle pricing related to recent vehicle launches such as Chevrolet Silverado, Chevrolet Tahoe, GMC Sierra and GMC Yukon.

Recall Campaigns

In the three months ended March 31, 2014 we experienced a significant increase in the number of vehicles subject to recall in North America resulting in incremental charges for the estimated costs of parts and labor to repair these vehicles and courtesy transportation for certain recalls. Currently there are approximately 7 million vehicles subject to recalls announced during this period. This reflects the results of our ongoing comprehensive safety review, additional engineering analysis and our overall commitment to customer satisfaction.

In the three months ended March 31, 2014 we announced a recall to repair ignition switches in vehicles that we are no longer producing that under certain circumstances could result in a loss of electrical power that may prevent front airbags from deploying in the event of a crash. It was originally estimated that approximately 800,000 vehicles were equipped with ignition switches needing repair. These vehicles include model years 2005–2007 Chevrolet Cobalt, 2007 Pontiac G5 and 2005–2006 Pursuit. In the three months ended December 31, 2013 we recorded approximately $40 million in Automotive cost of sales to cover the repairs as these costs were considered probable and estimable at that time. In the three months ended March 31, 2014 we expanded this recall by approximately 1.8 million additional vehicles for the same issue. These vehicles, consisting of model years 2008–2010 Chevrolet Cobalt, model years 2006–2011 HHR, model years 2008–2010 Pontiac G5, model years 2006–2010 Solstice, model years 2003–2007 Saturn ION and model years 2007–2010 Sky, were not included in the initial recall. In the three months ended March 31, 2014 we recorded approximately $90 million in Automotive cost of sales to repair these vehicles and approximately $270 million in Automotive cost of sales to provide courtesy transportation to owners of affected vehicles. These recalls, relating to ignition switches, are collectively referred to as the “Ignition Switch Recall”. Refer to Note 10 to our condensed consolidated financial statements for litigation associated with the Ignition Switch Recall. A second repair was added to these vehicles as a result of the comprehensive review described below to fix ignition lock cylinders that could allow removal of the ignition key while the engine is running, leading to possible rollaway or crash. In the three months ended March 31, 2014 we recorded approximately $320 million in Automotive cost of sales to repair ignition lock cylinders.

As a result of the Ignition Switch Recall senior leadership initiated a comprehensive review and engineering analysis to identify any additional issues which could potentially result in safety or satisfaction concerns for our customers. As part of our normal process and a result of these reviews we announced the following additional recall campaigns in the three months ended March 31, 2014:

•
Approximately 1.9 million vehicles were recalled to replace either the power steering motor, the steering column, the power steering motor control unit or a combination of the steering column and the power steering motor control unit as the electric power steering could fail under certain circumstances — model years 2004–2006, 2008–2009 Chevrolet Malibu, model years 2004–2006 Malibu Maxx, model years 2006–2010 HHR, model years 2005–2010 Cobalt, model years 2008–2009 Saturn Aura, model years 2003–2007 ION, model years 2007–2010 Pontiac G5, model years 2005–2006, 2008–2009 G6 and model years 2005–2006 Pursuit and G4. We recorded approximately $340 million in Automotive cost of sales to repair these vehicles.

•
Approximately 1.3 million vehicles were recalled that are prone to non-deployment of the side impact restraints if vehicles are not serviced when the Service Air Bag warning light is illuminated — model years 2008–2013 Buick Enclave and GMC Acadia, model years 2009–2013 Chevrolet Traverse and model years 2008–2010 Saturn Outlook. We recorded approximately $185 million in Automotive cost of sales to repair these vehicles.

•
Approximately 1.2 million vehicles were recalled for other matters — certain model years 2009–2014 Chevrolet Express and GMC Savana, model years 2011–2014 Chevrolet Cruze, model year 2014 Chevrolet Silverado 1500 and GMC Sierra 1500 and model year 2015 Chevrolet Suburban, Tahoe, GMC Yukon and Cadillac Escalade. We recorded approximately $70 million in Automotive cost of sales to repair these vehicles.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In total we recorded approximately $1.3 billion for the above-described actions in the three months ended March 31, 2014. The following table summarizes the activity for customer satisfaction campaigns, safety recalls, non-compliance recalls and special coverage in GMNA, including courtesy transportation (dollars in millions):

	Three Months Ended
	March 31, 2014	March 31, 2013
Balance at beginning of period	$761	$851
Additions	1,333	115
Payments	(110)	(115)
Adjustments to prior periods	(19)	11
Balance at end of period	$1,965	$862

Based on the per vehicle part and labor cost, number of vehicles impacted and the expected number of vehicles to be repaired we believe the amounts recorded are adequate to cover the costs of these recall campaigns.

In response to these developments we are conducting an in-depth review of the Ignition Switch Recall and our overall recall processes. We hired a former U.S. Attorney to conduct an internal investigation of the Ignition Switch Recall and to provide recommendations to improve our recall processes. One measure we have taken in connection with this recall is the creation and appointment of a new Global Vice President of Vehicle Safety. This executive is responsible for the safety development of our vehicle systems, confirmation and validation of safety performance, as well as post-sale safety activities, including recalls. We also created a new Global Product Integrity organization within Global Product Development with the goal of executing the highest levels of safety performance across all of our vehicles. We hired an external consultant to explore and evaluate options in our response to accidents involving the Ignition Switch Recall vehicles. The result of this review could have a material adverse impact on our financial position, results of operations or cash flows.

We are also actively engaging customers and servicing vehicles affected by the Ignition Switch Recall. We are in the process of notifying affected customers to schedule an appointment with their dealers as replacement parts are available. We began repairing vehicles in early April using parts that have undergone a 100 percent end-of-line quality inspection. Consistent with our recent communication to NHTSA, our plan is to produce enough repair parts by October 2014 to have the ability to repair the majority of vehicles impacted by the ignition switch and ignition cylinder recalls.

The Ignition Switch Recall has led to various governmental investigations and inquiries including a subpoena from the U.S. Attorney for the Southern District of New York, and investigations by the NHTSA, Congress and the SEC. In addition, the Ignition Switch Recall and the other recalls described above have resulted in a number of claims and lawsuits. Refer to Item 1. Legal Proceedings for additional information.

GM Europe

During the second half of 2011 and continuing through 2013, the European automotive industry was severely affected by the ongoing sovereign debt crisis, high unemployment and a lack of consumer confidence coupled with overcapacity. European automotive industry sales to retail and fleet customers began to improve in the three months ended December 31, 2013 compared to the corresponding period in 2012. This trend continued with industry sales to retail and fleet customers of 5 million vehicles in the three months ended March 31, 2014 representing a 5.1% increase compared to the corresponding period in 2013.

Outlook

We are continuing to implement various strategic actions to strengthen our operations and increase our competitiveness. The key actions include investments in our product portfolio, a revised brand strategy, significant management changes and reducing material, development and production costs, including restructuring activities. The success of these actions will depend on a combination of our ability to execute and external factors which are outside of our control. Despite recent positive industry trends, we do not expect the European automotive industry to improve significantly in the near term; however, we expect to break even in GME by mid-decade.

GME Total Net Sales and Revenue and EBIT (Loss)-Adjusted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended				Variance Due To
	March 31, 2014	March 31, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$5,620	$5,272	$348	6.6%	$0.3	$0.1	$(0.1)	$—	$0.3
EBIT (loss)-adjusted	$(284)	$(152)	$(132)	(86.8)%	$0.1	$—	$(0.1)	$(0.1)	$(0.1)
	(Vehicles in thousands)
Wholesale vehicle sales	291	275	16	5.8%

GME Total Net Sales and Revenue

In the three months ended March 31, 2014 Total net sales and revenue increased due primarily to (1) increased wholesale volumes associated with higher demand in Germany, the United Kingdom and Spain; and (2) favorable vehicle mix due to increased sales of higher priced vehicles; partially offset by (3) unfavorable vehicle pricing primarily resulting from increased incentive support associated with competitive market conditions.

GME EBIT (Loss)-Adjusted

In the three months ended March 31, 2014 EBIT (loss)-adjusted increased due primarily to: (1) unfavorable price effects; and (2) Other of $0.1 billion due primarily to restructuring related charges of $0.2 billion partially offset by material performance; partially offset by (3) increased wholesale volumes.

GM International Operations

We are addressing many of the challenges in our GMIO operations and have strategically assessed the manner in which we operate in certain countries within GMIO, including our cost structure, the level of local sourcing, the level of investment in the product portfolio, the allocation of production activity to the existing manufacturing base and our brand strategy. These strategic reviews considered the effects that recent and forecasted deterioration in local market conditions would have on our operations. While we are continuing our strategic assessments, we have taken certain actions and incurred impairment and other charges in 2013.

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

The following tables summarize certain key operational and financial data for the China JVs (dollars in millions, vehicles in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Total wholesale vehicles(a)	934	841
Market share in China	15.2%	15.1%
Total net sales and revenue	$11,107	$9,745
Net income	$1,239	$1,144
________

(a)	Including vehicles exported to markets outside of China.

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$8,071	$6,606
Debt	$155	$151

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMIO Total Net Sales and Revenue and EBIT-Adjusted

	Three Months Ended				Variance Due To
	March 31, 2014	March 31, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$3,230	$4,366	$(1,136)	(26.0)%	$(0.9)	$—	$—	$(0.2)	$(1.1)
EBIT-adjusted	$252	$472	$(220)	(46.6)%	$(0.2)	$(0.2)	$—	$0.2	$(0.2)
	(Vehicles in thousands)
Wholesale vehicle sales	162	217	(55)	(25.3)%

GMIO Total Net Sales and Revenue

The vehicle sales of our China JVs are not reflected in Total net sales and revenue. The results of our joint ventures are recorded in Equity income. Our investment in China JVs increased by $0.6 billion in the three months ended March 31, 2014 as a result of our share in China JVs earnings.

In the three months ended March 31, 2014 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes primarily in the Middle East and Chevrolet brand vehicles in Europe; and (2) Other of $0.2 billion due primarily to unfavorable net foreign currency effect due to the weakening of the Australian Dollar, South Africa Rand and the Thai Baht against the U.S. Dollar.

GMIO EBIT-Adjusted

In the three months ended March 31, 2014 EBIT-adjusted decreased due primarily to: (1) unfavorable net wholesale volumes; and (2) unfavorable net vehicle mix; partially offset by (3) Other of $0.2 billion due primarily to favorable manufacturing costs and depreciation.

GM South America

Venezuelan Operations

Our Venezuelan subsidiaries functional currency is the U.S. Dollar because of the hyperinflationary status of the Venezuelan economy.

Effective February 13, 2013 the Venezuelan government set the official fixed exchange rate of the BsF at BsF 6.3 to $1.00 from BsF 4.3 to $1.00. The devaluation resulted in a charge of $0.2 billion recorded in Automotive cost of sales in the three months ended March 31, 2013 from the remeasurement of our Venezuelan subsidiaries' non-U.S. Dollar denominated monetary assets and liabilities. The remeasurement charge was treated as an adjustment for EBIT-adjusted reporting purposes.

Effective March 31, 2014 we changed the exchange rate we use for remeasuring our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities from the Venezuela official exchange rate to the rate determined by an auction process conducted by Venezuela’s SICAD I. At March 31, 2014 the SICAD I exchange rate was BsF 10.7 to $1.00. The devaluation resulted in a charge of $0.4 billion recorded in Automotive cost of sales in the three months ended March 31, 2014. We changed the exchange rate we use because we believe the SICAD I rate is the most representative rate to be used for remeasurement, as the official rate will increasingly be reserved only for the settlement of U.S. Dollar denominated obligations related to the purchases of “essential goods and services” and future dividends will likely not be paid at the official rate. However, to date, we have not transacted at the SICAD I rate. The non-U.S. Dollar denominated assets and liabilities of our Venezuelan subsidiaries may be impacted by periodic auctions in SICAD I rates which may have a material impact to the results of operations in Venezuela in future quarters. The remeasurement charge was treated as an adjustment for EBIT-adjusted reporting purposes.

We believe it is possible that the Venezuelan government may further devalue the official exchange rate of BsF against the U.S. Dollar in the future. If the BsF were further devalued from the SICAD I exchange rate of BSF 10.7 to $1.00, it would result in a charge to our income statement in the period of devaluation. Based on our March 31, 2014 net monetary assets, a charge of approximately $0.1 billion would result for every 10% devaluation of the BsF.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The Venezuelan government has foreign exchange control regulations that make it difficult to convert BsF to U.S. Dollar which affect our Venezuelan subsidiaries’ ability to pay non-BsF denominated obligations and to pay dividends. The total amounts pending government approval for settlement in U.S. Dollar at March 31, 2014 and December 31, 2013 were BsF 3.9 billion (equivalent to $0.6 billion) and BsF 3.7 billion (equivalent to $0.6 billion). These amounts include requests in the amount of BsF 0.6 billion (equivalent to $0.1 billion) that have been pending from 2007. Our Venezuelan subsidiaries' net assets were $0.5 billion at March 31, 2014, including net monetary assets of $0.6 billion. At March 31, 2014 other consolidated entities had receivables from our Venezuelan subsidiaries denominated in other currencies of $0.4 billion.

In January 2014 the Venezuela government enacted a law limiting sale prices and establishing a maximum margin of 30% above a defined cost structure. At this time it is unclear based on the current regulations how this new law may affect our current vehicle and parts and accessories sale pricing structure. These regulations, when considered with foreign exchange process, other governmental policies impacting labor force reductions and other circumstances in Venezuela, may impact our ability to fully benefit from and maintain our controlling financial interest in our Venezuelan subsidiaries. The financial impact on our operations in Venezuela of these events and associated ongoing restrictions are uncertain.

GMSA Total Net Sales and Revenue and GMSA EBIT (Loss)-Adjusted

	Three Months Ended				Variance Due To
	March 31, 2014	March 31, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$3,025	$3,691	$(666)	(18.0)%	$(0.4)	$0.1	$0.2	$(0.6)	$(0.7)
EBIT (loss)-adjusted	$(156)	$(38)	$(118)	n.m.	$(0.1)	$—	$0.2	$(0.2)	$(0.1)
	(Vehicles in thousands)
Wholesale vehicle sales	208	233	(25)	(10.7)%
__________
n.m. = not meaningful

GMSA Total Net Sales and Revenue

In the three months ended March 31, 2014 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes due to industry decline mainly in Brazil and Argentina; and (2) Other of $0.6 billion due primarily to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region of $0.5 billion; partially offset by (3) favorable vehicle pricing due primarily to high inflation in Argentina; and (4) favorable vehicle mix due to increased sales of Chevrolet Tracker and Chevrolet S-10.

GMSA EBIT (Loss)-Adjusted

In the three months ended March 31, 2014 EBIT (loss)-adjusted increased due primarily to: (1) unfavorable net wholesale volumes; and (2) Other of $0.2 billion due primarily to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region of $0.3 billion; partially offset by (3) favorable vehicle pricing primarily due to high inflation in Argentina.

GM Financial

	Three Months Ended		Three Months Ended 2014 vs. 2013
	March 31, 2014	March 31, 2013	Increase/ (Decrease)%
	(Dollars in millions)
GM Financial revenue	$1,097	$540	$557	103.1%
Provision for loan losses	$135	$94	$41	43.6%
Income before income taxes-adjusted	$221	$180	$41	22.8%
	(Dollars in billions)
Average debt outstanding	$29.3	$11.2	$18.1	161.6%
Effective rate of interest paid	4.4%	3.0%	1.4%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial Revenue

In the three months ended March 31, 2014 GM Financial revenue increased due primarily to: (1) increased finance charge income of $0.4 billion, due to growth in the portfolio resulting from the acquisition of the Ally Financial international operations; and (2) increased leased vehicle income of $0.1 billion, due to the increased size of the leased asset portfolio.

GM Financial Income Before Income Taxes-Adjusted

In the three months ended March 31, 2014 Income before income taxes-adjusted increased due primarily to: (1) increased revenue of $0.6 billion; offset by (2) increased interest expenses of $0.2 billion due to higher average debt outstanding and effective rate of interest; (3) increased operating expenses of $0.2 billion due to the acquisition of the Ally Financial international operations; and (4) increased leased vehicle expenses of $0.1 billion due to the increased size of the leased asset portfolio.

Corporate
(Dollars in Millions)

	Three Months Ended		Three Months Ended 2014 vs. 2013
	March 31, 2014	March 31, 2013	Favorable/ (Unfavorable)%
EBIT (loss)-adjusted	$(123)	$(110)	$(13)	11.8%

In the three months ended March 31, 2014 EBIT (loss)-adjusted remained flat.

Liquidity and Capital Resources
Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our secured revolving credit facilities will be sufficient to meet our liquidity needs. However we expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations. We also maintain access to the capital markets, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are centered around three objectives: (1) reinvest in our business; (2) continue to strengthen our balance sheet and competitive position; and (3) return cash to shareholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $7.5 billion annually as well as engineering and product development activities; (2) payments associated with recently announced vehicle recalls; (3) payments for previously announced restructuring activities; (4) acquiring Ally Financial's equity interests in GMAC-SAIC Automotive Finance Company Limited for approximately $0.9 billion; (5) payments to service debt and other long-term obligations; (6) payments to purchase the remaining outstanding shares of our Series A Preferred Stock with a liquidation amount of $3.9 billion once the shares become redeemable on or after December 31, 2014; and (7) dividend payments on our common and preferred stock that are declared by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2013 Form 10-K, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

We continue to monitor and evaluate opportunities to strengthen our balance sheet and competitive position over the long-term. These actions may include opportunistic payments to reduce our long-term obligations while maintaining minimal financial leverage as well as the possibility of acquisitions, dispositions and strategic alliances that we believe would generate significant advantages and substantially strengthen our business. These actions may include additional loans, investments with our joint venture partners or the acquisitions of certain operations or ownership stakes in outside businesses. These actions may negatively impact our liquidity in the short-term including the payments related to our recent recalls and the related litigation.

Automotive

Available Liquidity

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total available liquidity includes cash, cash equivalents, current marketable securities and funds available under credit facilities. At March 31, 2014 our available liquidity was $37.4 billion, including funds available under credit facilities of $10.4 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Available liquidity held within North America and at our regional treasury centers represented approximately 86% of our available liquidity at March 31, 2014. A portion of our available liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods including intercompany loans to utilize these funds across our global operations as needed.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity and to fund working capital needs at certain of our subsidiaries. The total size of our credit facilities was $11.1 billion and $11.2 billion at March 31, 2014 and December 31, 2013. Our primary borrowing capacity under credit facilities comes from our secured revolving credit facilities consisting of a three-year $5.5 billion facility maturing in 2015 and a five-year, $5.5 billion facility maturing in 2017. We have not borrowed against these facilities, but have amounts in use under the letter of credit sub-facility of $0.6 billion. GM Financial has the access to the three-year facility, but has not borrowed against it.

The following table summarizes our automotive liquidity (dollars in billions):

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$18.3	$18.9
Marketable securities	8.7	9.0
Available liquidity	27.0	27.9
Available under credit facilities	10.4	10.4
Total available liquidity	$37.4	$38.3

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

Three Months Ended March 31, 2014
Operating cash flow	$2.0
Capital expenditures	(1.8)
Dividends paid	(0.6)
Effect of foreign currency	(0.5)
Total change in available liquidity	$(0.9)

Cash Flow

The following tables summarize automotive cash flows from operating, investing and financing activities (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended
Operating Activities	March 31, 2014	March 31, 2013
Net income	$0.1	$1.1
Depreciation, amortization and impairments	1.4	1.4
Pension and OPEB activities	(0.2)	(0.2)
Working capital	0.4	(1.0)
Other	0.3	(0.8)
Cash flows from operating activities	$2.0	$0.5

Favorable changes in working capital related to increases in accounts payable activity outpacing increases in accounts receivable. Favorable changes in other are primarily related to provisions for product warranty liabilities and daily rental car activity.

	Three Months Ended
Investing Activities	March 31, 2014	March 31, 2013
Capital expenditures	$(1.8)	$(1.9)
Liquidations of marketable securities, net	0.2	2.4
Other	0.1	—
Cash flows from investing activities	$(1.5)	$0.5

The favorable cash effect from net liquidations in marketable securities in the three months ended March 31, 2013 was related to rebalancing our investment portfolio as part of liquidity management in the normal course of business that did not recur at the same level in the three months ended March 31, 2014.

	Three Months Ended
Financing Activities	March 31, 2014	March 31, 2013
Dividends paid	$(0.6)	$(0.2)
Cash flows from financing activities	$(0.6)	$(0.2)

In the three months ended March 31, 2014 a common stock dividend of $0.5 billion was paid which was the first common stock dividend that we have declared and paid.

Free Cash Flow and Adjusted Free Cash Flow

The following table summarizes automotive free cash flow and adjusted free cash flow (dollars in billions):

	Three Months Ended
	March 31, 2014	March 31, 2013
Operating cash flow	$2.0	$0.5
Less: capital expenditures	(1.8)	(1.9)
Free cash flow	0.2	(1.4)
Adjustments	—	0.1
Adjusted free cash flow	$0.2	$(1.3)

Adjustments to free cash flow included pension contributions of $0.1 billion related to the previously announced annuitization of the U.S. salaried pension plan in the three months ended March 31, 2013.

Automotive Financing - GM Financial

Liquidity Overview

GM Financial's primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt, borrowings under secured and unsecured debt, net proceeds from senior notes transactions and collections and recoveries

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Available Liquidity

The following table summarizes GM Financial's available liquidity (dollars in billions):

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$1.2	$1.1
Borrowing capacity on unpledged eligible assets	1.4	1.6
Borrowing capacity on committed unsecured lines of credit	0.6	0.6
Available liquidity	$3.2	$3.3

The decrease in available liquidity is due primarily to the decrease of $0.2 billion in unpledged eligible assets partially offset by an increase of $0.1 billion in cash and cash equivalents.

GM Financial has the ability to borrow up to $4.0 billion against our three-year $5.5 billion secured revolving credit facility subject to available capacity and borrowing base restrictions. In the event GM Financial borrows against the facility, it is expected such borrowings would be short-term in nature. The facility is not guaranteed or secured by any GM Financial assets or subsidiaries.

Cash Flow

The following table summarizes GM Financial cash flows from operating, investing and financing activities (dollars in billions):

	Three Months Ended		Three Months Ended 2014 vs. 2013
	March 31, 2014	March 31, 2013	Amount	%
Net cash provided by operating activities	$0.4	$0.3	$0.1	36.2%
Net cash used in investing activities	$(1.7)	$(1.0)	$(0.7)	64.9%
Net cash provided by financing activities	$1.3	$2.4	$(1.1)	(44.3)%

Operating Activities

In the three months ended March 31, 2014 net cash provided by operating activities increased due primarily to the acquisition of Ally Financial international operations.

Investing Activities

In the three months ended March 31, 2014 net cash used in investing activities increased due primarily to: (1) increased purchases of finance receivables of $2.1 billion; and (2) increase in purchases of leased vehicles of $0.1 billion; partially offset by (3) increased collections and recoveries on finance receivables of $1.5 billion.

Financing Activities

In the three months ended March 31, 2014 net cash provided by financing activities decreased due primarily to increased payments on debt of $3.6 billion partially offset by increased proceeds from issuance of debt of $2.6 billion.

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers' commitments, certain product-related claims and third party commercial loans and other obligations. The maximum potential obligation under these commitments was $10.7 billion and $16.9 billion at March 31, 2014 and December 31, 2013.

Refer to Note 10 to our condensed consolidated financial statements for additional information on guarantees we have provided.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Critical Accounting Estimates

General

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2013 Form 10-K, as supplemented by the subsequent discussion of Policy, Product Warranty and Recall Campaigns.

Policy, Product Warranty and Recall Campaigns
The estimated costs related to policy and product warranties are accrued at the time products are sold. Estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued when they are deemed to be probable and can be reasonably estimated. These estimates are established using historical information on the nature, frequency and average cost of claims of each vehicle line or each model year of the vehicle line and assumptions about future activity and events. When little or no claims experience exists for a model year or a vehicle line, the estimate is based on comparable models. These estimates are re-evaluated on an ongoing basis and based on the best available information, revisions are made when necessary. We consider trends of claims and take action to improve vehicle quality and minimize claims. Depending on part availability and time to complete repairs we may, from time-to-time, offer courtesy transportation at no cost to our customers.
The estimated cost of a recall campaign is based on the per unit part and labor cost, number of units impacted and the assumed number of vehicles that will be brought in by customers for repair (take rate), with the overall accrued amount being most sensitive to our estimated assumed take rate that is primarily developed based on our historical take-rate experience. In the three months ended March 31, 2014 we recorded a charge of $1.3 billion for the estimated cost of recall campaigns. A 10% increase in the estimated take rate would increase the estimated cost by approximately $100 million. We believe the amounts recorded are adequate to cover the costs of these recall campaigns.
Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. Due to the uncertainty and potential volatility of the factors contributing to developing estimates, changes in our assumptions could materially affect our results of operations.

Forward-Looking Statements

In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include among others the following:

•	Our ability to realize production efficiencies and to achieve reductions in costs as a result of our restructuring initiatives and labor modifications;

•	Our ability to maintain quality control over our vehicles and avoid material vehicle recalls and the cost and effect on our reputation and products;

•	Our ability to maintain adequate liquidity and financing sources including as required to fund our planned significant investment in new technology;

•	Our ability to realize successful vehicle applications of new technology;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Shortages of and increases or volatility in the price of oil, including as a result of political instability in the Middle East and African nations;

•	Our ability to continue to attract customers, particularly for our new products, including cars and crossover vehicles;

•	Availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

•	The ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules;

•	Our ability to manage the distribution channels for our products;

•	Our ability to successfully restructure our European and consolidated international operations;

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

•
Changes in the existing, or the adoption of new, laws, regulations, policies or other activities of governments, agencies and similar organizations particularly laws, regulations and policies relating to vehicle safety including recalls, and including where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates;

•	Costs and risks associated with litigation and government investigations including those related to our recent recalls;

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

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since December 31, 2013. Refer to Item 7A of our 2013 Form 10-K.

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

Our management, with the participation of our CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2014. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Controls

There have not been any changes in internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

The discussion in the following paragraphs describe material legal proceedings that arose in the three months ended March 31, 2014. Refer to our 2013 Form 10-K for a full description of our material pending legal proceedings.

Proceedings Related to Ignition Switch Recall

In the three months ended March 31, 2014 we announced a recall to repair ignition switches that under certain circumstances could unintentionally move from the “run” position to the “accessory” or “off” position with a corresponding loss of power, which in turn may prevent front airbags from deploying in the event of a crash. The recall includes approximately 2.6 million Chevrolet Cobalt, HHR, Pontiac G5, Pursuit, Solstice, and Saturn ION and Sky vehicles. Refer to the “Recall Campaigns” section of MD&A for additional information.

Through April 22, 2014 we are aware of 55 putative class actions have been filed against GM in various U.S. District Courts since the recall announcement alleging that consumers have been economically harmed by the recall and/or the underlying vehicle condition. In the aggregate, these cases seek recovery for compensatory damages, including for alleged diminution in value of the vehicles, punitive damages and injunctive and other relief. Additionally, through April 22, 2014, five putative class actions have been filed in various Provincial Courts in Canada seeking similar relief.

On March 21, 2014 a putative shareholder class action was filed in the United States District Court for the Eastern District of Michigan against GM and various current and former officers of GM (Pio v. General Motors Company et al) on behalf of purchasers of GM securities from November 17, 2010 through March 10, 2014. The complaint alleges that defendants made material misstatements and omissions relating to problems with the ignition switch in SEC filings. The plaintiff seeks unspecified monetary damages, interest and attorneys’ fees and costs.

On March 28, 2014 a shareholder derivative action was filed in the United States District Court for the Eastern District of Michigan against certain current and former GM directors (Hockstein v. Barra et al). The complaint alleges breach of fiduciary duty by GM’s directors in connection with monitoring, remediation and disclosure of the issues underlying the ignition switch recall. On April 9, 2014 a similar shareholder derivative action was filed in the Circuit Court for Wayne County Michigan against the same defendants (Bekkerman v. Barra et al). This complaint also alleges breach of fiduciary duty by GM’s directors in connection with monitoring, remediation and disclosure of the issues underlying the ignition switch recall. The plaintiffs in both these cases seek to recover on behalf of GM amounts spent by GM as a result of the defendants’ alleged failure to timely identify and correct the ignition switch defect and of the alleged failure to make accurate and timely public disclosure. On April 16, 2014 a third shareholder derivative action was filed in the Circuit Court for Wayne County Michigan against current and certain former directors (Wietschiner et al v. Barra et al) alleging breach of fiduciary duty and waste of corporate assets by reason of failure to exercise oversight with respect to vehicle safety generally and in connection with the ignition switch recall specifically. Plaintiffs seek damages caused by the alleged breaches and an order compelling implementation of various policies and corporate governance practices. On April 23, 2014 a similar shareholder derivative action was filed in the United States District Court for the Eastern District of Michigan against certain current and former GM directors (The Police Retirement System of St. Louis v. Barra et al). This complaint also alleges breach of fiduciary duty and waste of corporate assets by reason of failure to exercise oversight with respect to vehicle safety generally and in connection with the ignition switch recall specifically. The plaintiffs in this case also seek damages caused by the alleged breaches and an order compelling implementation of various policies and corporate governance practices.

On or about April 11, 2014 an action was initiated in the United States District Court for the Northern District of Georgia alleging a motor vehicle accident on July 22, 2009 involving a 2003 Saturn ION which resulted in catastrophic injuries to the driver  (Alexina H. Van Pelt et al v. General Motors LLC). According to the complaint, the subject accident resulted from the failure of the vehicle’s ignition switch due to the condition which prompted the ignition switch recall. Plaintiffs further allege that GM intentionally and fraudulently concealed facts relating to the ignition switch from plaintiff, the public and the NHTSA over a lengthy period. Based on these allegations, the complaint asserts causes of action based on strict products liability, negligence, breach of implied warranty, fraud and fraudulent concealment, and the Federal and Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiffs seek compensatory damages, treble damages, punitive damages, and attorney’s fees and costs.

GM intends to vigorously defend all of these cases.

We are also the subject of various inquiries, investigations, subpoenas and requests for information from the U.S. Attorney’s

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Office for the Southern District of New York, Congress, NHTSA, the SEC, and a state attorney general in connection with our recent recalls. We are investigating these matters internally and believe we are cooperating fully with all requests, notwithstanding NHTSA’s recent fines for failure to respond. Such investigations could in the future result in the imposition of damages, fines or civil and criminal penalties.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by the factors subsequently described.

Other than as subsequently discussed, there have been no material changes to the Risk Factors disclosed in our 2013 Form 10-K. While we describe each risk separately, some of these risks are interrelated and certain risks could trigger the applicability of other risks subsequently described.

The costs and effect on our reputation of product recalls could materially adversely affect our business.

From time to time we recall our products to address performance, compliance or safety-related issues. The costs we incur in connection with these recalls typically include the cost of the part being replaced and labor to remove and replace the defective part and may also include costs of courtesy transportation. Product recalls can harm our reputation and cause us to lose customers, particularly if those recalls cause consumers to question the safety or reliability of our products. Conversely, not issuing a recall or not issuing a recall on a timely basis can harm our reputation and cause us to lose customers. Any costs incurred or lost sales caused by our past or future product recalls could materially adversely affect our business. The Ignition Switch Recall has resulted in government inquiries and private litigation and our sales and reputation could suffer. We are currently facing NHTSA, U.S. Attorney for the Southern District of New York, Congressional and a state inquiry related to the Ignition Switch Recall, including how it occurred, its consequences and our responses. If we are unable to effectively maintain our reputation as a result of a failure to promptly implement safety measures, such as recalls when necessary, vehicle unit sales and/or sale prices may decrease, which could materially adversely affect our financial condition, results of operations and cash flows.
We could be materially adversely affected by a negative outcome in unusual or significant litigation, governmental investigations or other legal proceedings.
We are subject to legal proceedings in respect of various issues, including product liability lawsuits, shareholder litigation and governmental investigations, including class actions related to the Ignition Switch Recall, such as a lawsuit for the lost value of cars affected by the Ignition Switch Recall. At this point we are unable to predict the duration, scope, developments in, results of, or consequences of the internal investigations and the government's investigation. Such investigations could in the future result in the imposition of damages, substantial fines, civil and criminal penalties, interruptions of business, modification of business practices, equitable remedies, and other sanctions against us or our personnel. Because the matters are ongoing, there can be no assurance as to how the resulting consequences, if any, may impact our business, reputation, consolidated financial condition, results of operations or cash flow. We cannot currently estimate the potential liability, damages or range of potential loss as a result of the legal proceedings and governmental investigations. For a further discussion of these matters, please see Item 1. Legal Proceedings and Note 10 to our condensed consolidated financial statements.

Our ability to maintain profitability over the long-term is dependent upon our ability to introduce new and improved vehicle models that are able to attract a sufficient number of consumers.

Our ability to maintain profitability over the long-term depends on our ability to entice consumers to consider our products when purchasing a new vehicle. The automotive industry, particularly in the U.S., is very competitive with market participants including new participants routinely introducing new and improved vehicle models designed to meet consumer expectations, and in the past our competitors have been very successful in persuading customers that previously purchased our products to purchase their vehicles instead. Producing new and improved vehicle models on a basis competitive with the models introduced by our competitors and preserving our reputation for designing, building and selling safe and high quality cars that meet customer preferences is critical to our long-term profitability. We will launch a substantial number of new vehicles in 2014. A successful launch of our new vehicles is critical to our short-term profitability.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The pace of our development and introduction of new and improved vehicles depends on our ability to implement successfully improved technological innovations in design, engineering and manufacturing, which requires extensive capital investment and the ability to retain and recruit new talent. In some cases the technologies that we plan to employ, such as hydrogen fuel cells and advanced battery technology, are not yet commercially practical and depend on significant future technological advances by us and by our suppliers. There can be no assurance that our competitors and others pursuing similar technologies and other competing technologies will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage. If we are unable to achieve these goals, we may not be able to maintain profitability over the long-term.

We are subject to extensive governmental laws, regulations and policies including safety, fuel economy, and greenhouse gas emissions, the enforcement of which or changes to existing ones, may have a significant effect on how we do business.

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

In the U.S. automotive safety standards are regulated by the NHTSA, whose regulators require that automotive manufacturers implement safety measures such as recalls for vehicles that do not or may not comply with relevant safety standards. Due to these regulations, we could be subject to civil penalties or may incur various costs including significant costs for free repairs, if we are required to, or voluntarily decide to, implement safety measures such as a recall. For example, we are currently facing NHTSA, U.S. Attorney for the Southern District of New York, Congressional and a state inquiry related to the Ignition Switch Recall that may result in the imposition of fines or other penalties including criminal sanctions.

In the U.S. vehicle fuel economy and greenhouse gas emissions are regulated under a harmonized national program administered by the NHTSA and the Environmental Protection Agency. The agencies have set coordinated fuel economy and greenhouse emission standards through the 2025 model year for light duty vehicles and through the 2018 model year for heavy duty trucks. California, which has set its own greenhouse gas emission standards through its AB 1493 Rules, has agreed to accept compliance with the national program as compliance with its state program.

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

The European Union (EU) passed legislation, effective in April 2009, that began regulating vehicle CO2 emissions in 2012. The legislation sets a target of a fleet average of 95 grams per kilometer for 2020, with the requirements for each manufacturer based on the weight of the vehicles it sells. Additional measures have been proposed or adopted in Europe to regulate features such as tire rolling resistance, vehicle air conditioners, tire pressure monitors, gear shift indicators and others. At the national level 17 EU Member States have adopted some form of fuel consumption or carbon dioxide-based vehicle taxation system, which could result in specific market requirements for us to introduce technology earlier than is required for compliance with the EU emissions standards.

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

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities for Cash

No shares of common stock were purchased for cash in the three months ended March 31, 2014.

Other Purchases of Equity Securities

The following table summarizes our non-cash purchases of common stock in each of the three months ended March 31, 2014:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1, 2014 through January 31, 2014	34,209,607	$40.43	N/A	N/A
February 1, 2014 through February 28, 2014	2,470,411	$37.86	N/A	N/A
March 1, 2014 through March 31, 2014	4,041,033	$35.60	N/A	N/A
Total	40,721,051	$39.80
________
N/A = not applicable

(a)
Represents shares of common stock retained by us for the payment of the exercise price upon the exercise of warrants and shares of common stock delivered by employees or directors back to us for the payment of taxes resulting from issuance of common stock upon the vesting of RSUs and Restricted Stock Awards relating to compensation plans. Refer to Notes 21 and 23 to our consolidated financial statements in our 2013 Form 10-K for additional details on warrants issued and employee stock incentive plans.

*  *  *  *  *  *  *

Item 6. Exhibits

Exhibit Number	Exhibit Name
10.1
Amendment to Warrant Agreements between General Motors Company and U.S. Bank National Association amending exhibits 10.21, 10.22 and 10.23 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2014
Filed Herewith
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the Quarter Ended March 31, 2014	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS*	XBRL Instance Document	Furnished with this Report
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report
________

*	Submitted electronically with this Report.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Controller and Chief Accounting Officer
Date:	April 24, 2014