Form 10-Q
period 2014-06-30
General Motors Co
filed 2014-07-24
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 17, 2014 the number of shares outstanding of common stock was 1,604,681,874 shares.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales and revenue
Automotive	$38,462	$38,240	$74,777	$74,584
GM Financial	1,187	835	2,280	1,375
Total net sales and revenue	39,649	39,075	77,057	75,959
Costs and expenses
Automotive cost of sales (Note 8)	35,851	33,824	69,978	66,441
GM Financial operating and other expenses	926	575	1,801	931
Automotive selling, general and administrative expense	3,343	2,925	6,284	5,877
Total costs and expenses	40,120	37,324	78,063	73,249
Operating income (loss)	(471)	1,751	(1,006)	2,710
Automotive interest expense	100	61	203	152
Interest income and other non-operating income, net	81	251	170	422
Loss on extinguishment of debt (Note 7)	—	240	—	240
Equity income (Note 5)	523	429	1,128	984
Income before income taxes	33	2,130	89	3,724
Income tax expense (benefit) (Note 11)	(254)	742	(478)	1,151
Net income	287	1,388	567	2,573
Net (income) loss attributable to noncontrolling interests	(9)	26	(76)	16
Net income attributable to stockholders	$278	$1,414	$491	$2,589

Net income attributable to common stockholders	$190	$1,200	$315	$2,160

Earnings per share (Note 14)
Basic
Basic earnings per common share	$0.12	$0.87	$0.20	$1.57
Weighted-average common shares outstanding	1,608	1,376	1,598	1,374
Diluted
Diluted earnings per common share	$0.11	$0.75	$0.18	$1.37
Weighted-average common shares outstanding	1,688	1,677	1,689	1,668

Dividends declared per common share	$0.30	$—	$0.60	$—

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$287	$1,388	$567	$2,573
Other comprehensive income (loss), net of tax (Note 13)
Foreign currency translation adjustments	46	(506)	(52)	(243)
Unrealized gains (losses) on securities, net	—	(5)	3	(18)
Defined benefit plans, net	(43)	79	24	262
Other comprehensive income (loss), net of tax	3	(432)	(25)	1
Comprehensive income	290	956	542	2,574
Comprehensive (income) loss attributable to noncontrolling interests	(7)	29	(71)	27
Comprehensive income attributable to stockholders	$283	$985	$471	$2,601

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$19,864	$20,021
Marketable securities (Note 2)	9,935	8,972
Restricted cash and marketable securities (Note 2)	1,325	1,247
Accounts and notes receivable (net of allowance of $358 and $344)	11,480	8,535
GM Financial receivables, net (Note 3)(including receivables at VIEs of $11,362 and $10,001; Note 6)	15,797	14,278
Inventories (Note 4)	15,200	14,039
Equipment on operating leases, net	4,633	2,398
Deferred income taxes	11,499	10,349
Other current assets	1,910	1,662
Total current assets	91,643	81,501
Non-current Assets
Restricted cash and marketable securities (Note 2)	969	829
GM Financial receivables, net (Note 3)(including receivables at VIEs of $12,007 and $11,216; Note 6)	15,430	14,354
Equity in net assets of nonconsolidated affiliates (Note 5)	7,485	8,094
Property, net	27,023	25,867
Goodwill	1,573	1,560
Intangible assets, net	5,220	5,668
GM Financial equipment on operating leases, net (including assets at VIEs of $3,475 and $1,803; Note 6)	4,748	3,383
Deferred income taxes	22,582	22,736
Other assets	2,425	2,352
Total non-current assets	87,455	84,843
Total Assets	$179,098	$166,344
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$26,992	$23,621
Short-term debt and current portion of long-term debt (Note 7)
Automotive (including certain debt at VIEs of $194 and $219; Note 6)	610	564
GM Financial (including certain debt at VIEs of $11,382 and $10,088; Note 6)	15,193	13,594
Accrued liabilities	29,552	24,633
Total current liabilities	72,347	62,412
Non-current Liabilities
Long-term debt (Note 7)
Automotive (including certain debt at VIEs of $24 and $23; Note 6)	6,864	6,573
GM Financial (including certain debt at VIEs of $10,989 and $9,330; Note 6)	17,409	15,452
Postretirement benefits other than pensions (Note 9)	5,826	5,897
Pensions (Note 9)	19,068	19,483
Other liabilities and deferred income taxes	14,999	13,353
Total non-current liabilities	64,166	60,758
Total Liabilities	136,513	123,170
Commitments and contingencies (Note 10)
Equity (Note 13)
Series A preferred stock, $0.01 par value	3,109	3,109
Common stock, $0.01 par value	16	15
Additional paid-in capital	28,840	28,780
Retained earnings	13,162	13,816
Accumulated other comprehensive loss	(3,133)	(3,113)
Total stockholders’ equity	41,994	42,607
Noncontrolling interests	591	567
Total Equity	42,585	43,174
Total Liabilities and Equity	$179,098	$166,344

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
			Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$5,536	$4,855	$14	$23,834	$10,057	$(8,052)	$756	$37,000
Net income	—	—	—	—	2,589	—	(16)	2,573
Other comprehensive income	—	—	—	—	—	12	(11)	1
Exercise of common stock warrants	—	—	—	2	—	—	—	2
Stock based compensation	—	—	—	(32)	—	—	—	(32)
Cumulative dividends and cash dividends paid on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(455)	—	—	(455)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(52)	(52)
Other	—	—	—	14	—	—	(47)	(33)
Balance at June 30, 2013	$5,536	$4,855	$14	$23,818	$12,191	$(8,040)	$630	$39,004

Balance at December 31, 2013	$3,109		$15	$28,780	$13,816	$(3,113)	$567	$43,174
Net income	—		—	—	491	—	76	567
Other comprehensive loss	—		—	—	—	(20)	(5)	(25)
Exercise of common stock warrants	—		1	14	—	—	—	15
Stock based compensation	—		—	47	(7)	—	—	40
Cash dividends paid on Series A Preferred Stock	—		—	—	(176)	—	—	(176)
Cash dividends paid on Common Stock	—		—	—	(962)	—	—	(962)
Dividends declared or paid to noncontrolling interests	—		—	—	—	—	(66)	(66)
Other	—		—	(1)	—	—	19	18
Balance at June 30, 2014	$3,109		$16	$28,840	$13,162	$(3,133)	$591	$42,585

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
Net cash provided by operating activities	$5,806	$5,712
Cash flows from investing activities
Expenditures for property	(3,425)	(3,833)
Available-for-sale marketable securities, acquisitions	(3,714)	(1,841)
Trading marketable securities, acquisitions	(1,426)	(2,967)
Available-for-sale marketable securities, liquidations	2,723	2,387
Trading marketable securities, liquidations	1,456	4,921
Acquisition of companies, net of cash acquired	(50)	(2,111)
Proceeds from sale of business units/investments, net of cash disposed	—	(81)
Increase in restricted cash and marketable securities	(418)	(477)
Decrease in restricted cash and marketable securities	212	553
Purchases of finance receivables	(6,818)	(4,289)
Principal collections and recoveries on finance receivables	5,299	3,054
Purchases of leased vehicles, net	(1,802)	(1,126)
Proceeds from termination of leased vehicles	264	84
Other investing activities	99	(75)
Net cash used in investing activities	(7,600)	(5,801)
Cash flows from financing activities
Net increase in short-term debt	259	98
Proceeds from issuance of debt (original maturities greater than three months)	12,697	11,417
Payments on debt (original maturities greater than three months)	(9,724)	(9,075)
Dividends paid	(1,193)	(474)
Other financing activities	(21)	(113)
Net cash provided by financing activities	2,018	1,853
Effect of exchange rate changes on cash and cash equivalents	(381)	(489)
Net increase (decrease) in cash and cash equivalents	(157)	1,275
Cash and cash equivalents at beginning of period	20,021	18,422
Cash and cash equivalents at end of period	$19,864	$19,697
Supplemental cash flow information:
Non-cash property additions	$2,949	$3,457

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation

General Motors Company is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM.” We design, build and sell cars, trucks and automobile parts worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our business through the following segments: GM North America (GMNA), GM Europe (GME), GM International Operations (GMIO), GM South America (GMSA) and GM Financial. Nonsegment operations are classified as Corporate. Corporate includes certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

As discussed in Note 8 we announced recalls of approximately 29 million vehicles and recorded recall-related charges of approximately $2.5 billion in the six months ended June 30, 2014 and as discussed in Note 10 we announced the creation of a compensation program related to faulty ignition switches and recorded a charge of $400 million in the six months ended June 30, 2014.

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

In the three months ended March 31, 2014 we changed our managerial and financial reporting structure to reclassify the results of our Russian subsidiaries previously reported in our GMIO segment to our GME segment. We have retrospectively revised the segment presentation for all periods presented. Refer to Note 15 for our segment reporting.

Change in Accounting Estimate

We have historically accrued estimated costs related to recall campaigns in GMNA when they are probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced. During the three months ended June 30, 2014, following the significant increase in the number of vehicles subject to recall in GMNA, the results of our ongoing comprehensive safety review, additional engineering analysis, the creation of a new Global Product Integrity organization, the appointment of a new Global Vice President of Vehicle Safety responsible for the safety development of our vehicle systems and our overall commitment to customer satisfaction, we accumulated sufficient historical data in GMNA to support the use of an actuarial-based estimation technique for recall campaigns. As such, we now accrue at the time of vehicle sale in GMNA the costs for recall campaigns. Based on expanded historical data, we recorded a catch-up adjustment of $874 million in Automotive cost of sales in the three months ended June 30, 2014 to adjust the estimate for recall costs for previously sold vehicles. In other geographical regions the historical claims data did not support the application of an actuarial-based model; therefore, recall campaigns are accrued when probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced.

Recently Adopted Accounting Principles

On January 1, 2014 we adopted Accounting Standards Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11) which was issued to eliminate diversity in practice. This update requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The adoption of ASU 2013-11 did not have an effect on our condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2014 the Financial Accounting Standards Board issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

Note 2. Marketable Securities

The following table summarizes information regarding marketable securities (dollars in millions):

		June 30, 2014		December 31, 2013
	Fair Value Level	Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	2	$1,476	$1,476	$1,437	$1,437
Sovereign debt	2	942	942	515	515
Money market funds	1	1,169	1,169	1,262	1,262
Corporate debt	2	8,232	8,232	7,598	7,598
Total available-for-sale securities		$11,819	11,819	$10,812	10,812
Trading securities - corporate debt	2		51		25
Total marketable securities classified as cash equivalents			11,870		10,837
Cash, cash equivalents and time deposits			7,994		9,184
Total cash and cash equivalents			$19,864		$20,021
Marketable securities
Available-for-sale securities
U.S. government and agencies	2	$6,315	$6,317	$5,343	$5,344
Corporate debt	2	1,866	1,873	1,867	1,869
Sovereign debt	2	36	36	22	22
Total available-for-sale securities		$8,217	8,226	$7,232	7,235
Trading securities - sovereign debt	2		1,709		1,737
Total marketable securities			$9,935		$8,972
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	1	$1,424	$1,424	$897	$897
Other	2	30	31	34	35
Total marketable securities classified as restricted cash and marketable securities		$1,454	1,455	$931	932
Restricted cash and cash equivalents and time deposits			839		1,144
Total restricted cash and marketable securities			$2,294		$2,076

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

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $748 million and $1.3 billion in the three months ended June 30, 2014 and 2013 and $1.5 billion and $1.7 billion in the six months ended June 30, 2014 and 2013. Cumulative unrealized gains and losses on available-for-sale securities were insignificant at June 30, 2014 and December 31, 2013 and net unrealized gains and losses on trading securities were insignificant in the three and six months ended June 30, 2014

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

and 2013. The following table summarizes the amortized cost and the fair value of investments classified as available-for-sale by contractual maturity at June 30, 2014 (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$16,936	$16,938
Due after one year through five years	1,961	1,969
Total available-for-sale securities with contractual maturities	$18,897	$18,907

Note 3. GM Financial Receivables, net

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

The following table summarizes the components of consumer and commercial finance receivables, net (dollars in millions):

	June 30, 2014			December 31, 2013
	Consumer	Commercial	Total	Consumer	Commercial	Total
Pre-acquisition finance receivables, outstanding amount	$839	$—	$839	$1,294	$—	$1,294

Pre-acquisition finance receivables, carrying amount	$755	$—	$755	$1,174	$—	$1,174
Post-acquisition finance receivables, net of fees	24,291	6,796	31,087	21,956	6,050	28,006
Finance receivables	25,046	6,796	31,842	23,130	6,050	29,180
Less: allowance for loan losses	(575)	(40)	(615)	(497)	(51)	(548)
GM Financial receivables, net	$24,471	$6,756	$31,227	$22,633	$5,999	$28,632

Fair value of GM Financial receivables, net			$31,604			$28,668

Of the total allowance for loan losses in the above table, $486 million and $427 million were current at June 30, 2014 and December 31, 2013.

GM Financial determined the fair value of consumer finance receivables using observable and unobservable inputs within a cash flow model. The inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows is calculated and discounted using a weighted-average cost of capital using unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile as the portfolio. Macroeconomic factors could negatively affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in GM Financial's cash flow model. A substantial majority of commercial finance receivables have variable interest rates and maturities of one year or less. Therefore the carrying amount is considered to be a reasonable estimate of fair value.

The following table summarizes activity for the allowance for loan losses on consumer and commercial finance receivables (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance at beginning of period	$586	$393	$548	$351
Provision for loan losses	113	100	248	194
Charge-offs	(191)	(116)	(415)	(248)
Recoveries	107	70	234	150
Balance at end of period	$615	$447	$615	$447

The balances and activity of the allowance for commercial loan losses included in the above table at and in the three and six months ended June 30, 2014 and 2013 were insignificant.

Credit Quality

Consumer Finance Receivables

GM Financial uses proprietary scoring systems that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score) and contract characteristics. In addition to GM Financial's proprietary scoring systems GM Financial considers other individual consumer factors such as employment history, financial stability and capacity to pay. Subsequent to origination GM Financial reviews the credit quality of retail receivables based on customer payment activity. At the time of loan origination substantially all of GM Financial's international consumers have prime credit scores. In North America at the time of loan origination, many consumers have sub-prime credit scores, which is typically defined as a loan with a borrower that has a FICO score of less than 620. At June 30, 2014, 89% of the consumer finance receivables in North America were from consumers with FICO scores less than 620.

GM Financial purchases consumer finance contracts from automobile dealers without recourse, and accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At June 30, 2014 and December 31, 2013 the accrual of finance charge income has been suspended on delinquent consumer finance receivables with contractual amounts due of $626 million and $642 million. The following table summarizes the contractual amount of delinquent contracts, which is not significantly different than the recorded investment of the consumer finance receivables (dollars in millions):

	June 30, 2014		June 30, 2013
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
Delinquent contracts
31-to-60 days	$886	3.5%	$645	3.4%
Greater-than-60 days	388	1.6%	253	1.4%
Total finance receivables more than 30 days delinquent	1,274	5.1%	898	4.8%
In repossession	40	0.1%	35	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,314	5.2%	$933	5.0%
Impaired Finance Receivables - Troubled Debt Restructurings (TDRs)

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Consumer finance receivables in the post-acquisition portfolio that become classified as TDRs because of payment deferral or other reasons are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. The following table summarizes the outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance (dollars in millions):

	June 30, 2014	December 31, 2013
Outstanding recorded investment	$992	$767
Less: allowance for loan losses	(123)	(103)
Outstanding recorded investment, net of allowance	$869	$664

Unpaid principal balance	$1,009	$779

Commercial Finance Receivables

GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually, and if necessary, the dealer's risk rating is adjusted on the basis of the review. At June 30, 2014 and December 31, 2013 the commercial finance receivables on non-accrual status were insignificant. The following table summarizes the credit risk profile by dealer grouping of the commercial finance receivables (dollars in millions):

	June 30, 2014	December 31, 2013
Group I - Dealers with superior financial metrics	$747	$549
Group II - Dealers with strong financial metrics	1,577	1,460
Group III - Dealers with fair financial metrics	2,229	1,982
Group IV - Dealers with weak financial metrics	1,463	1,462
Group V - Dealers warranting special mention due to potential weaknesses	583	385
Group VI - Dealers with loans classified as substandard, doubtful or impaired	197	212
	$6,796	$6,050

The credit lines for Group VI dealers are suspended and no further funding is extended to these dealers.

Note 4. Inventories

The following table summarizes the components of Inventories (dollars in millions):

	June 30, 2014	December 31, 2013
Productive material, supplies and work in process	$6,165	$5,872
Finished product, including service parts	9,035	8,167
Total inventories	$15,200	$14,039

Note 5. Equity in Net Assets of Nonconsolidated Affiliates

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used due to the ability to exert significant influence over decisions relating to their operating and financial affairs.

Sales and income of our China joint ventures (China JVs) are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income. There have been no significant ownership changes in our China JVs since December 31, 2013. The following table summarizes information regarding Equity income (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
China JVs	$476	$418	$1,071	$966
Others	47	11	57	18
Total equity income	$523	$429	$1,128	$984

We received dividends from nonconsolidated affiliates of $1.3 billion and $1.5 billion in the three months ended June 30, 2014 and 2013 and $1.3 billion and $1.6 billion in the six months ended June 30, 2014 and 2013. At June 30, 2014 and December 31, 2013 we had undistributed earnings including dividends declared but not received of $1.7 billion and $1.8 billion related to our nonconsolidated affiliates.

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

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Results of operations
Automotive sales and revenue	$769	$707	$1,552	$1,301
Automotive purchases, net	$118	$196	$223	$375
Cash flows
Operating			$2,561	$2,432

	June 30, 2014	December 31, 2013
Financial position
Accounts and notes receivable, net	$1,166	$756
Accounts payable	$171	$183

Note 6. Variable Interest Entities

Consolidated Variable Interest Entities (VIEs)

Automotive

VIEs that we do not control through a majority voting interest that are consolidated because we are the primary beneficiary include certain vehicle assembling, manufacturing and selling venture arrangements, the most significant of which is GM Egypt. Certain voting and other rights permit us to direct those activities of GM Egypt that most significantly affect its economic performance. The assets and liabilities recorded related to these VIEs consist primarily of Cash and cash equivalents, Accounts and notes receivable, net, Inventories, Property, net, Accounts payable (principally trade) and Accrued liabilities. Liabilities recognized as a result of consolidating VIEs generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of the VIEs' operations and cannot be used to satisfy our obligations. The following tables summarize the carrying amounts of assets and liabilities and amounts recorded in earnings related to these consolidated VIEs stated prior to intercompany eliminations (dollars in millions):

	June 30, 2014	December 31, 2013
Total assets	$618	$564
Total liabilities	$437	$395

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total net sales and revenue	$327	$250	$633	$496
Net income	$30	$17	$57	$37

GM Korea Company (GM Korea) and General Motors India Private Limited and Chevrolet Sales India Private Limited (collectively GM India) are non-wholly owned consolidated subsidiaries that we control through a majority voting interest. They are also VIEs because in the future they may require additional subordinated financial support. Combined creditors of GM Korea's and GM India's liabilities, which were composed of short-term and long-term debt, of $218 million and $242 million at June 30, 2014 and December 31, 2013, do not have recourse to our general credit.

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

	June 30, 2014	December 31, 2013
Restricted cash	$1,741	$1,523
Securitized Assets	$27,173	$23,584
Securitization notes payable and other credit facilities	$22,371	$19,448

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

Nonconsolidated VIEs

Automotive

VIEs that are not consolidated include certain vehicle assembling, manufacturing and selling venture arrangements and other automotive related entities to which we provided financial support including Ally Financial. We concluded these entities are VIEs because they do not have sufficient equity at risk or may require additional subordinated financial support. We currently lack the power or authority through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance. Our variable interests in these nonconsolidated VIEs include accounts and notes receivable, equity in net assets, guarantees and financial support, some of which were provided to certain current or previously divested suppliers in order

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

to ensure that supply needs for production were not disrupted due to a supplier's liquidity concerns or possible shutdowns. The following table summarizes the carrying amounts of assets and liabilities and total off-balance sheet arrangements related to nonconsolidated VIEs (dollars in millions):

	June 30, 2014	December 31, 2013
Total assets	$221	$169
Total liabilities	$945	$838
Off-balance sheet arrangements	$71	$115

Assets and liabilities consist primarily of Equity in net assets of nonconsolidated affiliates, Short-term debt and current portion of long-term debt and Accrued liabilities. Off-balance sheet arrangements consist of commitments and other liquidity arrangements. Our maximum exposure to loss related to nonconsolidated VIEs approximated the carrying amount of total assets and the amount of off-balance sheet arrangements at June 30, 2014 and December 31, 2013. Refer to Note 10 for additional information on our maximum exposure to loss under agreements with Ally Financial.

Note 7. Short-Term and Long-Term Debt

Automotive

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	June 30, 2014	December 31, 2013
Carrying amount	$7,474	$7,137
Fair value	$7,348	$6,837

The fair value of debt was measured utilizing Level 2 inputs at June 30, 2014 and December 31, 2013 consisting of quoted market prices and if unavailable, a discounted cash flow model. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread based on our senior unsecured notes that is intended to represent our nonperformance risk. We acquire the benchmark yield curves and yields on unsecured notes from independent sources that are widely used in the financial industry.

Senior Unsecured Notes

In September 2013 we issued $4.5 billion in aggregate principal amount of senior unsecured notes. These notes contain terms and covenants customary of these types of securities including limitations on the amount of certain secured debt we may issue. In June 2014 our registration statement for an exchange offer as part of the registration rights agreement associated with the senior unsecured notes was declared effective by the SEC. The exchange offer commenced in June 2014 and expired on July 21, 2014.

Technical Defaults and Covenant Violations

Several of our loan facilities require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings. A foreign subsidiary was not in compliance with certain financial covenants under its $71 million term loan facility. We are evaluating alternatives to cure this financial covenant issue and included this liability in Short-term debt and current portion of long-term debt at June 30, 2014 and December 31, 2013.

Losses on Extinguishment of Debt

In April 2013 GM Korea made a payment of $708 million to acquire, prior to the mandatory redemption date, the remaining balance of GM Korea's mandatorily redeemable preferred shares that had a carrying amount of $468 million. We recorded the difference of $240 million as a loss on extinguishment of debt.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Automotive Financing - GM Financial

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured
Revolving credit facilities	$8,591	$8,611	$9,000	$8,995
Securitization notes payable	16,415	16,535	13,073	13,175
Total secured	25,006	25,146	22,073	22,170
Unsecured
Senior notes	4,376	4,524	4,000	4,106
Credit facilities and other unsecured debt	3,220	3,227	2,973	2,972
Total unsecured	7,596	7,751	6,973	7,078
Total GM Financial debt	$32,602	$32,897	$29,046	$29,248

The fair value of debt included $29.2 billion and $23.0 billion measured utilizing Level 2 inputs and $3.7 billion and $6.2 billion measured utilizing Level 3 inputs at June 30, 2014 and December 31, 2013. For revolving credit facilities with variable interest rates and maturities of one year or less, and certain unsecured debt with maturities of one year or less, the carrying amount is considered to be a reasonable estimate of fair value. The fair value of other secured and unsecured debt is based on quoted market prices, when available. If quoted market prices are not available, the market value is estimated using quoted market prices of similar securities or by discounting future net cash flows expected to be settled using current risk-adjusted rates.

Secured Debt

The revolving credit facilities have revolving periods ranging from one to three years. At the end of the revolving period, if the facilities are not renewed, the debt will amortize over periods ranging up to seven years. Most of the secured debt was issued by VIEs and it is repayable only from proceeds related to the underlying pledged finance receivables and leases. Refer to Note 6 for additional information relating to GM Financial's involvement with VIEs. Weighted-average interest rates on secured debt are both fixed and variable, ranging from 0.5% to 13.4% at June 30, 2014.

Securitization notes payable represents debt issued by GM Financial through securitization transactions. In the six months ended June 30, 2014 GM Financial issued securitization notes payable of $5.0 billion with a weighted-average interest rate of 1.5% maturing on various dates through 2022.

Unsecured Debt

In May 2014 GM Financial issued Canadian Dollar $400 million of 3.25% senior notes which are due in May 2017 with interest payable semiannually. GM Financial intends to use the net proceeds from this offering for general corporate purposes. Senior notes outstanding at June 30, 2014 are due beginning in 2016 through 2023 and have interest rates that range from 2.75% to 6.75%.

In July 2014 GM Financial issued $1.5 billion in aggregate principal amount of senior notes comprising $700 million of 2.625% notes due in July 2017 and $800 million of 3.5% notes due in July 2019. GM Financial intends to use the net proceeds from this offering for general corporate purposes.

The maturity dates of unsecured credit facilities range up to five years. If not renewed, any balance outstanding under these credit facilities is either immediately due in full or will amortize over a defined period. Interest rates on unsecured credit facilities ranged from 0.25% to 13.55% at June 30, 2014.

Note 8. Product Warranty and Related Liabilities

The following table summarizes activity for policy, product warranty, recall campaigns and courtesy transportation (dollars in

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

millions):

	Six Months Ended
	June 30, 2014	June 30, 2013
Balance at beginning of period	$7,601	$7,633
Warranties issued and assumed in period - recall campaigns and courtesy transportation	2,485	343
Warranties issued and assumed in period - policy and warranty	1,309	1,369
Payments	(1,784)	(1,659)
Adjustments to pre-existing warranties	889	(37)
Effect of foreign currency and other	28	(144)
Balance at end of period	$10,528	$7,505

In the six months ended June 30, 2014 we recorded charges of approximately $2.5 billion in Automotive cost of sales relating to recall campaigns and courtesy transportation, of which over 90% was recorded in GMNA. The recorded charges primarily comprised: (1) approximately $680 million for 2.6 million vehicles to repair ignition switches that could result in a loss of electrical power under certain circumstances that may prevent front airbags from deploying in the event of a crash (accident victims who died or suffered physical injury associated with these vehicles (or their families) may be eligible to participate in a compensation program, as more fully described in Note 10); to fix ignition lock cylinders that could allow removal of the ignition key while the engine is running, leading to possible rollaway or crash; and to provide courtesy transportation to owners of affected vehicles; partially offset by adjustments of approximately $95 million for courtesy transportation as a result of greater part availability and fewer customers utilizing courtesy transportation than originally estimated and approximately $80 million for costs originally estimated separately for ignition switches and ignition lock cylinders that are now being shipped and repaired at the same time resulting in reduced costs; (2) approximately $340 million for 1.9 million vehicles to replace either the power steering motor, the steering column, the power steering motor control unit or a combination of the steering column and the power steering motor control unit as the electric power steering could fail under certain circumstances; (3) approximately $185 million for 1.3 million vehicles prone to non-deployment of the side impact restraints if vehicles are not serviced when the Service Air Bag warning light is illuminated; (4) approximately $90 million for 2.7 million vehicles to modify the brake lamp wiring harness that could have corrosion develop due to micro-vibration; (5) approximately $80 million for 1.5 million vehicles to replace front safety lap belt cables that could fatigue and separate over time; (6) approximately $150 million for 1.4 million vehicles to replace the shift cable that could wear out over time resulting in mismatches of the gear position indicated by the shift lever; (7) approximately $325 million for 12.1 million vehicles to rework or replace ignition keys because the ignition switch may move out of the “run” position which may impact power steering and power braking and, depending on the timing of the key movement relative to the activation of the sensing algorithm of a crash event, may result in airbags not deploying; and (8) approximately $520 million for 5.2 million vehicles for other matters.

We have historically accrued estimated costs related to recall campaigns in GMNA when they are probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced. During the three months ended June 30, 2014, following the significant increase in the number of vehicles subject to recall in GMNA, the results of our ongoing comprehensive safety review, additional engineering analysis, the creation of a new Global Product Integrity organization, the appointment of a new Global Vice President of Vehicle Safety responsible for the safety development of our vehicle systems and our overall commitment to customer satisfaction, we accumulated sufficient historical data in GMNA to support the use of an actuarial-based estimation technique for recall campaigns. Based on the expanded historical data, adjustments to pre-existing warranties in the six months ended June 30, 2014 included a catch-up adjustment of $874 million to adjust the estimate for recall costs for previously sold vehicles. The estimation technique for recall campaigns takes into account our historical experience, including incident rates of recall campaigns.

Note 9. Pensions and Other Postretirement Benefits

The following table summarizes the components of net periodic pension and other postretirement benefits (OPEB) (income) expense (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
	Pension Benefit Plans		Other Benefit Plans		Pension Benefit Plans		Other Benefit Plans
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$96	$112	$3	$3	$99	$94	$6	$4
Interest cost	765	263	55	14	709	252	55	14
Expected return on plan assets	(979)	(222)	—	—	(890)	(205)	—	—
Amortization of prior service cost (credit)	(1)	4	—	(4)	(1)	5	(30)	(3)
Amortization of net actuarial (gains) losses	(23)	41	4	(2)	1	51	23	1
Curtailments, settlements and other (gains)	—	(1)	—	—	(37)	(1)	—	—
Net periodic pension and OPEB (income) expense	$(142)	$197	$62	$11	$(119)	$196	$54	$16

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
	Pension Benefit Plans		Other Benefit Plans		Pension Benefit Plans		Other Benefit Plans
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$191	$205	$6	$5	$198	$193	$13	$7
Interest cost	1,530	525	110	27	1,418	506	110	28
Expected return on plan assets	(1,957)	(441)	—	—	(1,781)	(414)	—	—
Amortization of prior service cost (credit)	(2)	9	(1)	(7)	(2)	10	(59)	(7)
Amortization of net actuarial (gains) losses	(46)	80	7	(3)	3	100	46	3
Curtailments, settlements and other (gains) losses	(2)	1	—	—	5	3	—	—
Net periodic pension and OPEB (income) expense	$(286)	$379	$122	$22	$(159)	$398	$110	$31

Note 10. Commitments and Contingencies

The following tables summarize information related to Commitments and contingencies (dollars in millions):

	June 30, 2014		December 31, 2013
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees
Third party commercial loans and other obligations(b)	$18	$2,982	$51	$15,616
Other product-related claims	$56	$1,403	$54	$1,317
________

(a)	Calculated as future undiscounted payments.

(b)
Includes liabilities recorded of $3 million and $10 million and maximum liabilities of $2.8 billion and $15.3 billion related to Ally Financial repurchase obligations at June 30, 2014 and December 31, 2013.

	Liability Recorded
	June 30, 2014	December 31, 2013
Other litigation-related liability and tax administrative matters	$1,343	$1,227
Product liability	$726	$690
Ignition switch recall compensation program	$400	$—
Environmental liability	$143	$154

Guarantees

We provide payment guarantees on commercial loans outstanding with third parties such as dealers or rental car companies. We determined the fair value ascribed to the guarantees at inception and subsequent to inception to be insignificant based on the

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

credit worthiness of the third parties. In March 2014 a new agreement was signed with Ally Financial that removed the repurchase obligation for vehicles invoiced after December 31, 2013. The existing repurchase obligation for vehicles invoiced prior to December 31, 2013 is maintained until December 31, 2014 at which time repurchase obligations will expire for all vehicles.

We have agreements with third parties that guarantee the fulfillment of certain suppliers' commitments and other obligations. These guarantees expire in 2014 through 2019 or are ongoing, or upon the occurrence of specific events.

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

With respect to other product-related claims involving products manufactured by certain joint ventures, we believe that costs incurred are adequately covered by recorded accruals. These guarantees terminate in years ranging from 2020 to 2028.

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

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which we believe that losses are probable and can be reasonably estimated, the majority of which are associated with indirect tax-related matters as well as non-U.S. labor-related matters. Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $500 million to $700 million. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2014. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. Litigation is inherently unpredictable however; and unfavorable resolutions could occur. Accordingly it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

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

Through July 23, 2014 we are aware of 95 putative class actions that have been filed against GM in various U.S. District Courts and state courts since the recall announcement alleging that consumers have been economically harmed by the recall and/or the

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

underlying vehicle condition. In the aggregate, these cases seek recovery for compensatory damages, including for alleged diminution in value of the vehicles, punitive damages and injunctive and other relief. Most, but not all, of these lawsuits are pending in federal court. Additionally, through July 23, 2014, eight putative class actions have been filed in various Provincial Courts in Canada seeking similar relief. In June 2014 the United States Judicial Panel on Multidistrict Litigation ordered that 15 of the then pending U.S. federal lawsuits involving ignition switches be transferred to and consolidated in a single federal court, the Southern District of New York. To date, more than 100 cases (including personal injury cases) have been transferred and consolidated in that same court, and GM has requested that various other recently filed federal lawsuits also be transferred and consolidated with those same actions. Because the majority of plaintiffs in these actions are suing over vehicles manufactured by pre-bankruptcy General Motors Corporation, GM will seek to enforce the terms of the federal Bankruptcy Court’s July 2009 Sale Order and Injunction to preclude liability for any economic loss damages based on vehicles and parts manufactured prior to July 2009. These cases are in their very early stages. No discovery has yet taken place.

Through July 23, 2014 we are aware of two actions that have been filed against GM alleging that GM’s purported concealment of the ignition switch and other defects that have been the subject of recalls in 2014 has diminished the value of other GM vehicles and seeking economic damages under California consumer protection statutes. One of these actions is a putative class action that has been consolidated with the ignition switch putative class actions and transferred to the Southern District of New York. The other action was brought by the Orange County, California district attorney and is pending in California state court. In the aggregate these actions seek recovery under California consumer protection statutes for economic damages as well as civil penalties, punitive damages, attorneys’ fees, and costs.

On March 21, 2014 a putative shareholder class action was filed in the United States District Court for the Eastern District of Michigan against GM and various current and former officers of GM (Pio v. General Motors Company et al.) on behalf of purchasers of GM securities from November 17, 2010 through March 10, 2014. The complaint alleges that defendants made material misstatements and omissions relating to problems with the ignition switch in SEC filings. The plaintiff seeks unspecified monetary damages, interest and attorneys’ fees and costs. Four shareholders have filed motions seeking to be appointed lead plaintiff in this putative class action. After the court rules on those motions and appoints a lead plaintiff, we anticipate the lead plaintiff will file an amended complaint that may include allegations different from those in the current complaint.

On March 28, 2014 a shareholder derivative action was filed in the United States District Court for the Eastern District of Michigan against certain current and former GM directors (Hockstein v. Barra, et al.). The complaint alleges breach of fiduciary duty, waste of corporate assets, and unjust enrichment by GM’s directors in connection with monitoring, remediation and disclosure of the issues underlying the ignition switch recall. Between April 9, 2014 and July 22, 2014 seven other similar shareholder derivative actions were filed in the Eastern District of Michigan (Police Retirement System of St. Louis v. Barra, et al.), the Circuit Court for Wayne County, Michigan (Bekkerman v. Barra, et al., Wietschiner, et al. v. Barra, et al.) the Chancery Court for the State of Delaware (Nash v. Barra, et al., DiStefano v. Barra, et al., Newspaper and Magazine Employees Union v. Barra, et al., Boso v. Solso, et al.). All of these actions seek damages allegedly resulting from defendants’ failure to timely identify, correct and disclose the ignition switch defect, an order compelling implementation of various corporate governance policies and practices, and other relief purportedly for the benefit of GM.

Through July 23, 2014 we are aware of 26 actions pending against GM alleging injury or death as a result of faulty ignition switches and/or the failure of air bags to properly deploy due to faulty ignition switches. Of these actions eight have been transferred to federal court in the Southern District of New York, three are the subject of GM’s motion to consolidate and transfer to a single state court in Texas, and 15 are pending in various other federal and state courts throughout the country. These actions generally assert that GM intentionally and fraudulently concealed facts relating to faulty ignition switches and related defects from plaintiffs, the public and the National Highway Traffic Safety Administration (NHTSA) over a lengthy period. These complaints assert various causes of action under federal and state law, including strict products liability, negligence, breach of implied warranty, fraud and fraudulent concealment, and Federal and Georgia Racketeer Influenced and Corrupt Organizations Acts and seek compensatory damages, treble damages, punitive damages and attorneys’ fees and costs.

Through July 23, 2014 we are aware of six actions pending against GM alleging injury or death as a result of inadvertent ignition key rotation and/or failure of air bags to properly deploy as a result of inadvertent ignition key rotation. Of these actions, two have been transferred to federal court in the Southern District of New York, one is pending in federal court in the Southern District of Texas, two are pending in Texas state court and one is pending in Indiana state court. In the aggregate these actions assert that GM intentionally and fraudulently concealed facts relating to the inadvertent ignition key rotation and related defects from plaintiffs, the public and NHTSA over a lengthy period. These complaints assert various causes of action under federal and state law, including

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

strict products liability, negligence, breach of implied warranties, fraud and fraudulent concealment and seek compensatory damages, punitive damages and attorneys' fees and costs.

We are also subject to product liability claims associated with recently announced recalls, none of which we believe to be individually material. The number of product liability claims we receive may be higher as a result of the recently announced recalls.

GM intends to vigorously defend all of these actions.

We are also the subject of various inquiries, investigations, subpoenas and requests for information from the U.S. Attorney’s Office for the Southern District of New York, Congress, the SEC, Transport Canada and 45 state attorney generals in connection with our recent recalls. We are investigating these matters internally and believe we are cooperating fully with all requests. Such investigations could in the future result in the imposition of material damages, fines or civil and criminal penalties.

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

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) issued a decision affirming a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court) and initiated a constitutional challenge to the adverse interpretation of the relevant statute. In December 2013 the Supreme Court rendered a decision in a case involving another company not affiliated with us which addressed many of the issues presented in the cases pending against GM Korea and resolved many of them in a manner which we believe is favorable to GM Korea. In particular, while the Supreme Court held that fixed bonuses should be included in the calculation of Ordinary Wages, it also held that claims for retroactive application of this rule would be barred under certain circumstances. On May 29, 2014 the Supreme Court rendered its decision with respect to the case involving the five GM Korea employees and remanded the case to the Seoul High Court consistent with its December 2013 ruling. At June 30, 2014 we have an accrual of 79 billion South Korean Won (equivalent to $78 million) related to these cases. We estimate our reasonably possible loss, as defined by ASC 450, “Contingencies,” in excess of amounts accrued to be 591 billion South Korean Won (equivalent to $584 million) at June 30, 2014. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. At June 30, 2014 we have identified a reasonably possible loss in excess of the amount of our accrual of 159 billion South Korean Won (equivalent to $157 million). Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available. These cases are currently pending before various district courts in Korea and the Supreme Court.

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

Ignition Switch Recall Compensation Program

In the three months ended June 30, 2014 we announced the creation of a compensation program (the Program) to compensate accident victims who died or suffered physical injury (or their families) as a result of a faulty ignition switch related to the 2.6 million vehicles recalled as more fully described in Note 8. It is important to our company that we reach everyone through this Program who has been impacted. The Program is being administered by an independent program administrator. The independent administrator has established a protocol that defines the eligibility requirements to participate in the Program. There is no cap on the amount of payments that can be made to claimants under the Program.

At June 30, 2014 we have an accrual of $400 million recorded in Corporate which represents our best estimate of amounts that may be paid under the Program. However, it is reasonably possible that the liability could exceed our recorded amount by approximately $200 million. The most significant estimates affecting the amount recorded include the number of participants that have eligible claims related to death and physical injury, which also contemplates the severity of injury, the length of hospital stays and related compensation amounts and the number of people who actually elect to participate in the Program. Our estimate is subject to significant uncertainties, as programs of this nature are highly unusual and each eligible claim will have a unique underlying fact pattern. While we do not anticipate material changes to our current estimate, it is possible that material changes could occur should actual eligible claims and the related compensation amounts differ from this estimate. The Program will accept claims from August 1, 2014 through December 31, 2014. Payments to eligible claimants are anticipated to begin in the third quarter of 2014 and continue through the first half of 2015. Accident victims (or their families) could choose not to participate in the Program and pursue litigation against us.

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information obtained. In future periods new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. It is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At June 30, 2014 we estimate the remediation losses could range from $110 million to $210 million.

Other Matters

Brazil Excise Tax Incentive

In October 2012 the Brazilian government issued a decree which increased an excise tax rate by 30 percentage points, but also provided an offsetting tax incentive that requires participating companies to meet certain criteria, such as local investment and fuel efficiency standards. Participating companies that fail to meet the required criteria are subject to clawback provisions and fines. At June 30, 2014 we believe it is reasonably assured that the program requirements will be met based on the current business model and available technologies.

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

In the three months ended June 30, 2014 income tax benefit of $254 million primarily resulted from tax benefit attributable to entities included in our effective tax rate calculation and other tax benefit items, none of which are individually significant. In the three months ended June 30, 2013 income tax expense of $742 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. In the six months ended June 30, 2014 income tax benefit of $478 million primarily resulted from tax benefit attributable to entities included in our effective tax rate calculation and deductions taken for stock investments in non-US affiliates and tax audit settlements reported in the first quarter of 2014. In the six months ended June 30, 2013 income tax expense of $1.2 billion primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by tax benefit related to the U.S. research credit legislated in the three months ended March 31, 2013. We have open tax years from 2006 to 2013 with various significant tax jurisdictions.

Note 12. Restructuring and Other Initiatives

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We have executed various restructuring and other initiatives and we plan to execute additional initiatives in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing global automotive production and to improve the utilization of remaining facilities. To the extent these programs involve voluntary separations no liabilities are generally recorded until offers to employees are accepted. If employees are involuntarily terminated a liability is generally recorded at the communication date. Related charges are recorded in Automotive cost of sales and Automotive selling, general and administrative expense.

The following tables summarize the reserves related to restructuring and other initiatives and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2014	$497	$503	$333	$16	$1,349
Additions, interest accretion and other	10	191	48	49	298
Payments	(30)	(106)	(21)	(51)	(208)
Revisions to estimates	—	2	(4)	—	(2)
Effect of foreign currency	(6)	—	2	(1)	(5)
Balance at March 31, 2014	471	590	358	13	1,432
Additions, interest accretion and other	10	179	27	24	240
Payments	(26)	(68)	(116)	(29)	(239)
Revisions to estimates	—	2	(6)	—	(4)
Effect of foreign currency	5	(4)	1	—	2
Balance at June 30, 2014(a)	$460	$699	$264	$8	$1,431

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2013	$653	$590	$39	$38	$1,320
Additions, interest accretion and other	27	35	2	22	86
Payments	(58)	(116)	(26)	(12)	(212)
Revisions to estimates	13	—	(1)	—	12
Effect of foreign currency	(6)	(14)	—	1	(19)
Balance at March 31, 2013	629	495	14	49	1,187
Additions, interest accretion and other	12	31	15	12	70
Payments	(56)	(80)	(13)	(34)	(183)
Revisions to estimates	(16)	(2)	—	—	(18)
Effect of foreign currency	(10)	6	(1)	(2)	(7)
Balance at June 30, 2013(a)	$559	$450	$15	$25	$1,049
________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $354 million and $346 million at June 30, 2014 and 2013 for GMNA, primarily relate to postemployment benefits.

Three and Six Months Ended June 30, 2014

GME recorded charges, interest accretion and other and revisions to estimates primarily related to our plan to terminate all vehicle and transmission production at our Bochum, Germany facility by the end of 2014. Through June 30, 2014 the active separation programs related to Germany had a total cost of $553 million. We expect to complete these programs in 2014 and incur additional charges of $310 million. In total 3,690 employees will be affected by these programs.

GMIO recorded charges, interest accretion and other and revisions to estimates for separation programs in Australia, Korea and Chevrolet Europe locations. Through June 30, 2014 the active separation programs related to Australia, Korea and Chevrolet Europe locations had a total cost of $390 million and had affected a total of 3,350 employees. We expect to complete these programs in 2017 and incur additional restructuring and other charges of $440 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GMSA recorded charges, interest accretion and other primarily for active separation programs in Brazil and Venezuela. Through June 30, 2014 the active separation programs related to Brazil and Venezuela had a total cost of $159 million.

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

Note 13. Stockholders' Equity

Preferred and Common Stock

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had 156 million shares of Series A Preferred Stock issued and outstanding at June 30, 2014 and December 31, 2013, and 1.6 billion and 1.5 billion shares of common stock issued and outstanding at June 30, 2014 and December 31, 2013.

The following table summarizes dividends paid on our preferred and common stock (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Series A Preferred Stock(a)	$88	$156	$176	$311
Series B Preferred Stock(b)		$58		$118
Common stock(c)	$481	$—	$962	$—
________

(a)	In September 2013 we purchased 120 million shares (or 43.5% of the total shares outstanding) of our Series A Preferred Stock.

(b)	On December 1, 2013 all outstanding shares of our Series B Preferred Stock were converted into shares of our common stock.

(c)	No common stock dividends were declared or paid prior to 2014.

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Six Months Ended
	June 30, 2014			June 30, 2013
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign Currency Translation Adjustments
Balance at beginning of period	$(592)	$22	$(614)	$112	$11	$101
Other comprehensive loss	(25)	27	(52)	(292)	(49)	(243)
Other comprehensive loss attributable to noncontrolling interests	5	—	5	11	—	11
Balance at end of period	$(612)	$49	$(661)	$(169)	$(38)	$(131)
Unrealized Gains on Securities, Net
Balance at beginning of period	$11	$9	$2	$63	$22	$41
Other comprehensive income (loss) before reclassification adjustment	6	3	3	(3)	(9)	6
Reclassification adjustment	(1)	(1)	—	(31)	(7)	(24)
Other comprehensive income (loss)	5	2	3	(34)	(16)	(18)
Balance at end of period	$16	$11	$5	$29	$6	$23
Defined Benefit Plans, Net
Balance at beginning of period	$935	$3,436	$(2,501)	$(7,794)	$400	$(8,194)
Other comprehensive income (loss) before reclassification adjustment - prior service cost or credit	2	26	(24)	(4)	—	(4)
Other comprehensive income (loss) before reclassification adjustment - actuarial gains or losses	(8)	14	(22)	190	15	175
Reclassification adjustment - prior service cost or credit(a)	21	10	11	(58)	(23)	(35)
Reclassification adjustment - actuarial gains or losses(a)	44	(15)	59	152	26	126
Other comprehensive income	59	35	24	280	18	262
Balance at end of period	$994	$3,471	$(2,477)	$(7,514)	$418	$(7,932)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$354	$3,467	$(3,113)	$(7,619)	$433	$(8,052)
Other comprehensive loss before reclassification adjustment	(25)	70	(95)	(109)	(43)	(66)
Reclassification adjustment	64	(6)	70	63	(4)	67
Other comprehensive income (loss)	39	64	(25)	(46)	(47)	1
Other comprehensive loss attributable to noncontrolling interests	5	—	5	11	—	11
Balance at end of period	$398	$3,531	$(3,133)	$(7,654)	$386	$(8,040)
________

(a)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 9 for additional information.

Note 14. Earnings Per Share

Basic and diluted earnings per share are computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that are outstanding.

The following table summarizes basic and diluted earnings per share (in millions, except for per share amounts):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Basic earnings per share
Net income attributable to stockholders	$278	$1,414	$491	$2,589
Less: cumulative dividends on preferred stock(a)	(88)	(214)	(176)	(429)
Net income attributable to common stockholders	$190	$1,200	$315	$2,160

Weighted-average common shares outstanding - basic	1,608	1,376	1,598	1,374
Basic earnings per common share	$0.12	$0.87	$0.20	$1.57
Diluted earnings per share
Net income attributable to stockholders	$278	$1,414	$491	$2,589
Add: preferred dividends to holders of Series B Preferred Stock		60		118
Less: cumulative dividends on preferred stock(a)	(88)	(214)	(176)	(429)
Less: earnings adjustment for dilutive stock compensation rights	—	—	(14)	—
Net income attributable to common stockholders	$190	$1,260	$301	$2,278
Weighted-average common shares outstanding - diluted
Weighted-average common shares outstanding - basic	1,608	1,376	1,598	1,374
Dilutive effect of warrants and restricted stock units (RSUs)	80	150	91	143
Dilutive effect of conversion of Series B Preferred Stock		151		151
Weighted-average common shares outstanding - diluted	1,688	1,677	1,689	1,668

Diluted earnings per common share	$0.11	$0.75	$0.18	$1.37
________

(a)
Includes earned but undeclared dividends of $15 million on our Series A Preferred Stock in the three and six months ended June 30, 2014 and earned but undistributed dividends of $26 million on our Series A Preferred Stock and $20 million on our Series B Preferred stock in the three and six months ended June 30, 2013.

Prior to the December 2013 conversion to common shares, our Series B Preferred Stock was a participating security that required the application of the more dilutive of the two-class or if-converted method to calculate earnings per share when the applicable market value of our common stock was below or above the range of $33.00 to $39.60 per common share. We were required to use the if-converted method to calculate earnings per share when the applicable market value of our common stock was within this range, which applied in the three and six months ended June 30, 2013. The dilutive effect of the Series B Preferred Stock was determined by assuming conversion of the securities at the beginning of the period resulting in an increase to the weighted-average common shares outstanding and an increase to Net income attributable to common stockholders from adding the accumulated dividends on our Series B Preferred Stock.

In the three and six months ended June 30, 2014 and 2013 warrants to purchase 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

Note 15. Segment Reporting

We analyze the results of our business through the following segments: GMNA, GME, GMIO, GMSA and GM Financial. The chief operating decision maker evaluates the operating results and performance of our automotive segments through income before interest and income taxes, as adjusted for additional amounts, which is presented net of noncontrolling interests, and evaluates GM Financial through income before income taxes, as adjusted for additional amounts. Each segment has a manager responsible for executing our strategies. Our automotive manufacturing operations are integrated within the segments, benefit from broad-based trade agreements and are subject to regulatory requirements, such as Corporate Average Fuel Economy regulations. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles are needed in our product mix in order to attract customers to dealer showrooms and to maintain sales volumes for other, more profitable vehicles. Because of these and other factors, we do not manage our business on an individual brand or vehicle basis.

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

At June 30, 2014 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, primarily in Asia. These companies design, manufacture and market vehicles under the following brands:

• Alpheon	• Buick	• Chevrolet	• Wuling
• Baojun	• Cadillac	• Jiefang

Our automotive operations' interest income and interest expense are recorded centrally in Corporate. All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment (dollars in millions):

	At and For the Three Months Ended June 30, 2014
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$25,671	$5,974	$3,602	$3,177	$38		$38,462	$—	$—	$38,462
GM Financial revenue	—	—	—	—	—		—	1,191	(4)	1,187
Total net sales and revenue	$25,671	$5,974	$3,602	$3,177	$38		$38,462	$1,191	$(4)	$39,649

Income (loss) before interest and taxes-adjusted	$1,385	$(305)	$315	$(81)	$(220)		$1,094	$258	$(1)	$1,351
Adjustments(a)	$(874)	$—	$(12)	$—	$(400)		$(1,286)	$7	$—	(1,279)
Corporate interest income										52
Automotive interest expense										(100)
Net income attributable to noncontrolling interests										9
Income before income taxes										$33

Total assets	$97,777	$12,289	$22,990	$11,068	$28,458	$(34,195)	$138,387	$42,537	$(1,826)	$179,098
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,221	$115	$162	$104	$19	$(1)	$1,620	$199	$—	$1,819
________

(a)
Consists of a catch-up adjustment related to the change in estimate for recall campaigns of $874 million in GMNA, a charge related to the ignition switch recall compensation program of $400 million in Corporate and other of $5 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Six Months Ended June 30, 2014
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$50,075	$11,594	$6,832	$6,202	$74		$74,777	$—	$—	$74,777
GM Financial revenue	—	—	—	—	—		—	2,288	(8)	2,280
Total net sales and revenue	$50,075	$11,594	$6,832	$6,202	$74		$74,777	$2,288	$(8)	$77,057

Income (loss) before interest and taxes-adjusted	$1,942	$(589)	$567	$(237)	$(343)		$1,340	$479	$(2)	$1,817
Adjustments(a)	$(874)	$—	$(21)	$(419)	$(400)		$(1,714)	$8	$—	(1,706)
Corporate interest income										105
Automotive interest expense										(203)
Net income attributable to noncontrolling interests										76
Income before income taxes										$89

Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$2,313	$224	$276	$205	$35	$(2)	$3,051	$375	$—	$3,426
________

(a)
Consists of a catch-up adjustment related to the change in estimate for recall campaigns of $874 million in GMNA, Venezuela currency devaluation of $419 million in GMSA, a charge related to the ignition switch recall compensation program of $400 million in Corporate and other of $13 million.

	At and For the Three Months Ended June 30, 2013
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$23,489	$5,606	$4,798	$4,308	$39		$38,240	$—	$—	$38,240
GM Financial revenue	—	—	—	—	—		—	836	(1)	835
Intersegment	6	—	—	—	—		6	—	(6)	—
Total net sales and revenue	$23,495	$5,606	$4,798	$4,308	$39		$38,246	$836	$(7)	$39,075

Income (loss) before interest and taxes-adjusted	$1,976	$(114)	$232	$54	$(126)		$2,022	$254	$—	$2,276
Adjustments(a)	$37	$—	$67	$—	$—		$104	$—	$—	104
Corporate interest income										77
Automotive interest expense										(61)
Loss on extinguishment of debt										(240)
Net loss attributable to noncontrolling interests										(26)
Income before income taxes										$2,130

Total assets	$90,733	$12,242	$24,782	$11,839	$21,711	$(27,136)	$134,171	$30,786	$(1,847)	$163,110
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,014	$132	$191	$128	$7	$(1)	$1,471	$111	$(4)	$1,578
________

(a)	Consists of pension settlement credits of $37 million in GMNA and the acquisition of GM Korea preferred shares of $67 million in GMIO.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Six Months Ended June 30, 2013
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$46,468	$10,878	$9,164	$7,999	$75		$74,584	$—	$—	$74,584
GM Financial revenue	—	—	—	—	—		—	1,376	(1)	1,375
Intersegment	6	—	—	—	—		6	—	(6)	—
Total net sales and revenue	$46,474	$10,878	$9,164	$7,999	$75		$74,590	$1,376	$(7)	$75,959

Income (loss) before interest and taxes-adjusted	$3,390	$(266)	$704	$16	$(236)		$3,608	$434	$—	$4,042
Adjustments(a)	$(1)	$1	$91	$(157)	$—		$(66)	$—	$—	(66)
Corporate interest income										156
Automotive interest expense										(152)
Loss on extinguishment of debt										(240)
Net loss attributable to noncontrolling interests										(16)
Income before income taxes										$3,724

Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,940	$247	$389	$258	$23	$(1)	$2,856	$195	$(8)	$3,043
________

(a)	Consists of the acquisition of GM Korea preferred shares of $67 million in GMIO, Venezuela currency devaluation of $162 million in GMSA and other of $29 million.

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

Overview

Automotive

Our vision is to design, build and sell the world's best vehicles. We offer a global vehicle portfolio of cars, crossovers and trucks. We are committed to leadership in vehicle design, quality, reliability, telematics and infotainment and safety, as well as to developing key energy efficiency and diversity and advanced propulsion technologies, including electric vehicles. Our business is diversified across products and geographic markets. We meet the local sales and service needs of our retail and fleet customers with a global network of independent dealers. In the six months ended June 30, 2014, 52.3% of our wholesale vehicle sales volume was generated outside the U.S.

As more fully described in the “GM North America” section of MD&A we recorded charges of approximately $2.5 billion in Automotive cost of sales relating to recall campaigns and courtesy transportation in the six months ended June 30, 2014, of which over 90% was recorded in GMNA.

In the three months ended June 30, 2014 we announced the creation of a compensation program (the Program) to compensate accident victims who died or suffered physical injury (or their families) as a result of a faulty ignition switch related to the 2.6 million vehicles recalled under the Ignition Switch Recall. Refer to the “GM North America” section of MD&A for additional information on the Ignition Switch Recall. It is important to our company that we reach everyone through this Program who has been impacted. The Program is being administered by an independent program administrator. The independent administrator has established a protocol that defines the eligibility requirements to participate in the Program. There is no cap on the amount of payments that can be made to claimants under the Program.

In the three months ended June 30, 2014 we recorded $0.4 billion in Automotive selling, general and administrative expense in Corporate which represents our best estimate of amounts that may be paid under the Program. However, it is reasonably possible that the liability could exceed our recorded amount by approximately $0.2 billion. The most significant estimates affecting the amount recorded include the number of participants that have eligible claims related to death and physical injury, which also contemplates the severity of injury, the length of hospital stays and related compensation amounts and the number of people who actually elect to participate in the Program. Our estimate is subject to significant uncertainties, as programs of this nature are highly unusual and each eligible claim will have a unique underlying fact pattern. While we do not anticipate material changes to our current estimate, it is possible that material changes could occur if actual eligible claims and the related compensation amounts differ from this estimate. The Program will accept claims from August 1, 2014 through December 31, 2014. Payments to eligible claimants are anticipated to begin in the third quarter of 2014 and continue through the first half of 2015. Accident victims (or their families) could choose not to participate in the Program and pursue litigation against us. The amount recorded in the three months ended June 30, 2014 was treated as an adjustment for EBIT-adjusted reporting purposes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Even though our Net income decreased from $2.6 billion to $0.6 billion we had strong financial results in the six months ended June 30, 2014 excluding the impact of recall-related charges. GMNA and our consolidated international operations are consistent with our expectations, while Europe and China are outperforming our expectations. However, we experienced weaker performance in GMSA due to the challenging environment in Venezuela and Brazil.

We analyze the results of our automotive business through our four geographically-based segments:

GMNA

GMNA has sales, manufacturing and distribution operations in the U.S., Canada and Mexico and sales and distribution operations in Central America and the Caribbean. GMNA represented 55.1% of our wholesale vehicle sales volume in the six months ended June 30, 2014 and we had the largest market share, based upon retail vehicle sales, in North America at 16.9%. Combined Chevrolet, Buick, GMC and Cadillac retail vehicle sales in the six months ended June 30, 2014 increased by two percent compared with a year ago, including passenger car sales increases of three percent and truck increases of one percent. We achieved record average transaction prices (ATPs) in the United States in the six months ended June 30, 2014, according to J.D. Power PIN estimates, with ATPs up approximately $2,700 per unit. This increase was due in large measure to a $5,000 year-over-year increase in full-size pickup ATPs and a $5,800 year-over-year increase in full-size SUV ATPs.

Customer safety and satisfaction were the major reasons for the recall of approximately 29 million vehicles announced during the first six months of 2014. These recalls included: (1) approximately 2.6 million vehicles to repair ignition switches that could result in a loss of electrical power under certain circumstances that may prevent front airbags from deploying in the event of a crash (accident victims who died or suffered physical injury associated with these vehicles (or their families) may be eligible to participate in a compensation program, as more fully described in Note 10 to our condensed consolidated financial statements) and to fix ignition lock cylinders that could allow removal of the ignition key while the engine is running, leading to possible rollaway or crash; (2) approximately 1.9 million vehicles to replace either the power steering motor, the steering column, the power steering motor control unit or a combination of the steering column and the power steering motor control unit as the electric power steering could fail under certain circumstances; (3) approximately 1.3 million vehicles prone to non-deployment of the side impact restraints if vehicles are not serviced when the Service Air Bag warning light is illuminated; (4) approximately 2.7 million vehicles to modify the brake lamp wiring harness that could have corrosion develop due to micro-vibration; (5) approximately 1.5 million vehicles to replace front safety lap belt cables that could fatigue and separate over time; (6) approximately 1.4 million vehicles to replace the shift cable that could wear out over time resulting in mismatches of the gear position indicated by the shift lever; (7) approximately 12.1 million vehicles to rework or replace ignition keys because the ignition switch may move out of the “run” position which may impact power steering and power braking and, depending on timing of the key movement relative to the activation of the sensing algorithm of a crash event, may result in airbags not deploying; and (8) approximately 5.2 million vehicles for other matters. In the three and six months ended June 30, 2014 we recorded charges of approximately $1.1 billion and $2.4 billion primarily for the estimated costs of parts and labor to repair these vehicles and for courtesy transportation. At June 30, 2014 it appears we have not experienced a meaningful impact to our Net sales and revenue as a result of our recent recall actions. Of the approximately 29 million vehicles subject to recall, approximately 66% of the vehicles and 72% of the costs involve vehicles we no longer produce or sell. We began repairing vehicles in early April and consistent with our recent communication to NHTSA, our plan is to produce enough repair parts by October 2014 to have the ability to repair the majority of vehicles impacted by the Ignition Switch Recall. Refer to the "GM North America" section of MD&A for additional information on all of the recalls we announced in 2014.

We have been recognized for our record on customer safety and satisfaction which continues to remain our highest priority. Our Chevrolet, Buick, GMC and Cadillac brands all rank in the top five of all automotive brands in the J.D. Power 2014 U.S. Customer Service Index with Cadillac and Buick taking the top spots in their respective categories. Two of our vehicle models were the only midsize SUVs to earn 2014 Top Safety Pick+ ratings from the Insurance Institute for Highway Safety. GM received more Initial Quality Awards from J.D. Power than any other automaker for two years in a row.

GME

GME has sales, manufacturing and distribution operations across Eastern, Western and Central Europe including Russia and the other members of the Commonwealth of Independent States. GME's wholesale vehicle sales volume represented 20.1% of our wholesale vehicle sales volume in the six months ended June 30, 2014. In the six months ended June 30, 2014 we estimate we had the number four market share, based upon retail vehicle sales, in Europe at 7.0%. Our European operations continue to show signs

GENERAL MOTORS COMPANY AND SUBSIDIARIES

of improvement underscored by our first Opel and Vauxhall market share increase in 14 years in 2013. This market share increase was partially driven by the successful launches of the Opel Mokka, ADAM and Cascada during 2013.

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

GMIO

GMIO has sales, manufacturing and distribution operations in Asia/Pacific, the Middle East and Africa. GMIO represented 10.7% of our wholesale vehicle sales volume in the six months ended June 30, 2014. The Asia/Pacific, Middle East and Africa region is our largest region by retail vehicle sales volume and represented 43.7% of our global retail vehicle sales volume in the six months ended June 30, 2014. In the six months ended June 30, 2014 we estimate we had the number three market share, based upon retail vehicle sales, in Asia/Pacific, Middle East and Africa at 9.9%. In the six months ended June 30, 2014 we estimate we had market share of 14.4% in China and sold 1.7 million vehicles, a 10.5% increase over the comparable period last year.

We continue to strategically assess our performance and the manner in which we operate in certain countries which may require us to test certain long-lived assets for recoverability in the near term. The estimate of charges, if any, is subject to significant uncertainty and highly dependent on finalization of our strategic assessments.

GMSA

GMSA has sales, manufacturing, distribution and/or financing operations in Brazil, Argentina, Colombia, Ecuador and Venezuela as well as sales and distribution operations in Bolivia, Chile, Paraguay, Peru and Uruguay. GMSA represented 14.1% of our wholesale vehicle sales volume in the six months ended June 30, 2014 and derived 68.0% of its wholesale vehicle sales volume from Brazil. In the six months ended June 30, 2014 we estimate we had the largest market share, based upon retail vehicle sales, in South America at 16.5% and the number three market share, based upon retail vehicle sales, in Brazil at 16.8%.

In the three months ended March 31, 2014 we recorded devaluation charges related to a change in the exchange rate we use for remeasuring our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities from the Venezuela official exchange rate to the rate determined by an auction process conducted by Venezuela’s Complementary System of Foreign Currency Administration (SICAD I). In addition to currency controls already in place the Venezuelan government announced pricing controls that, taken with other initiatives, require us to closely monitor and consider our ability to maintain a controlling financial interest in our Venezuelan subsidiaries. Refer to the "GM South America" section of MD&A for additional information.

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

The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
GMNA	830	55.2%	809	49.7%	1,637	55.1%	1,638	51.5%
GME	305	20.3%	304	18.6%	596	20.1%	579	18.2%
GMIO	157	10.5%	240	14.7%	319	10.7%	457	14.3%
GMSA	211	14.0%	278	17.0%	419	14.1%	511	16.0%
Worldwide	1,503	100.0%	1,631	100.0%	2,971	100.0%	3,185	100.0%

The following table summarizes total industry retail sales volume, or estimated sales volume where retail sales volume is not available, of new vehicles of domestic and foreign makes and the related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Six Months Ended
	June 30, 2014			June 30, 2013			June 30, 2014			June 30, 2013
	Industry	GM	GM % of Industry	Industry	GM	GM % of Industry	Industry	GM	GM % of Industry	Industry	GM	GM % of Industry
North America
United States	4,503	806	17.9%	4,212	755	17.9%	8,320	1,456	17.5%	7,969	1,420	17.8%
Other	898	124	13.8%	883	125	14.1%	1,597	218	13.7%	1,575	222	14.0%
Total North America	5,401	930	17.2%	5,095	880	17.3%	9,917	1,674	16.9%	9,544	1,642	17.2%
Europe
United Kingdom	685	75	11.0%	635	74	11.7%	1,462	160	11.0%	1,321	155	11.7%
Germany	910	67	7.4%	907	70	7.7%	1,692	124	7.3%	1,644	124	7.6%
Russia	645	46	7.1%	731	64	8.7%	1,259	100	7.9%	1,362	121	8.9%
Other	2,674	148	5.5%	2,641	171	6.5%	5,174	290	5.6%	5,008	314	6.3%
Total Europe	4,914	336	6.8%	4,914	379	7.7%	9,587	674	7.0%	9,335	714	7.6%
Asia/Pacific, Middle East and Africa
China	5,982	812	13.6%	5,407	751	13.9%	11,993	1,731	14.4%	10,811	1,567	14.5%
Other	4,568	214	4.7%	4,621	220	4.8%	9,784	418	4.3%	9,758	434	4.4%
Total Asia/Pacific, Middle East and Africa	10,550	1,026	9.7%	10,028	971	9.7%	21,777	2,149	9.9%	20,569	2,001	9.7%
South America
Brazil	850	142	16.7%	968	164	17.0%	1,663	279	16.8%	1,799	305	17.0%
Other	428	72	16.7%	564	98	17.4%	908	146	16.1%	1,097	192	17.5%
Total South America	1,278	214	16.7%	1,532	262	17.1%	2,571	425	16.5%	2,896	497	17.2%
Total Worldwide	22,143	2,506	11.3%	21,569	2,492	11.6%	43,852	4,922	11.2%	42,344	4,854	11.5%

United States
Cars	2,105	313	14.9%	2,037	298	14.7%	3,887	579	14.9%	3,896	555	14.3%
Trucks	1,249	294	23.6%	1,120	267	23.8%	2,263	501	22.1%	2,062	495	24.0%
Crossovers	1,149	199	17.3%	1,055	190	18.0%	2,170	376	17.3%	2,011	370	18.4%
Total United States	4,503	806	17.9%	4,212	755	17.9%	8,320	1,456	17.5%	7,969	1,420	17.8%

North America vehicle sales primarily represent sales to the end customer. Europe (including Chevrolet Europe vehicle sales that will cease in 2015), Asia/Pacific, Middle East and Africa and South America vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale or forecast volumes, are used to estimate vehicle sales. Certain fleet sales that are accounted for as operating leases are included in vehicle sales at the time of delivery to the daily rental car companies. The vehicle sales at our China JVs presented in the following table are included in our retail vehicle sales (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
SAIC General Motors Sales Co., Ltd.	398	361	820	743
SGMW and FAW-GM	414	389	911	822

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Financing - GM Financial

GM Financial is a global provider of automobile financing solutions specializing in purchasing retail automobile installment sales contracts originated by GM and non-GM franchised and select independent dealers in connection with the sale of used and new automobiles. GM Financial also offers a lease financing product for new GM vehicles and a commercial lending program for GM-franchised dealerships. GM Financial primarily generates revenue and cash flows through the purchase, retention, securitization and servicing of finance receivables and leased assets. GM Financial completed the acquisitions of Ally Financial's automotive finance and financial services businesses in Europe and Latin America during 2013. GM Financial expects to complete the acquisition of Ally Financial's equity interest in its joint venture in China, which is subject to certain regulatory and other approvals and has become subject to a right of termination by either party in its sole discretion, in late 2014 or as soon as practicable thereafter.

Consolidated Results

Total Net Sales and Revenue

	Three Months Ended				Variance Due To
	June 30, 2014	June 30, 2013	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Automotive	$38,462	$38,240	$222	0.6%	$(1.8)	$1.2	$1.1	$(0.3)	$0.2
GM Financial	1,187	835	352	42.2%	—	—	—	0.4	0.4
Total net sales and revenue	$39,649	$39,075	$574	1.5%	$(1.8)	$1.2	$1.1	$0.1	$0.6

	Six Months Ended				Variance Due To
	June 30, 2014	June 30, 2013	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Automotive	$74,777	$74,584	$193	0.3%	$(3.4)	$1.6	$2.9	$(0.9)	$0.2
GM Financial	2,280	1,375	905	65.8%	—	—	—	0.9	0.9
Total net sales and revenue	$77,057	$75,959	$1,098	1.4%	$(3.4)	$1.6	$2.9	$—	$1.1

In the three months ended June 30, 2014 Automotive Total net sales and revenue increased due primarily to: (1) favorable mix due to GMNA of $0.7 billion, GME of $0.2 billion, GMIO of $0.1 billion and GMSA of $0.1 billion; (2) favorable pricing effect due primarily to GMNA of $0.8 billion and GMSA of $0.2 billion; partially offset by (3) decreased wholesale volumes due primarily to GMIO of $1.4 billion and GMSA of $1.0 billion, partially offset by increased wholesale volume in GMNA of $0.6 billion; and (4) unfavorable Other of $0.3 billion due primarily to unfavorable net foreign currency effect of $0.4 billion due primarily to the weakening of the Brazilian Real and Argentine Peso against the U.S. Dollar; partially offset by higher lease revenue of $0.2 billion.

In the six months ended June 30, 2014 Automotive Total net sales and revenue increased due primarily to: (1) favorable pricing effect due primarily to GMNA of $2.5 billion, GMSA of $0.4 billion and GMIO of $0.1 billion, partially offset by unfavorable pricing effect in GME of $0.1 billion; (2) favorable mix due primarily to GMNA of $0.9 billion, GME of $0.3 billion and GMSA of $0.2 billion; partially offset by (3) decreased wholesale volumes due primarily to GMIO of $2.3 billion and GMSA of $1.4 billion, partially offset by favorable wholesale volume in GME of $0.3 billion; (4) unfavorable Other of $0.9 billion due primarily to unfavorable net foreign currency effect of $1.3 billion due primarily to the weakening of the Brazilian Real, Argentine Peso and Canadian Dollar against the U.S. Dollar; partially offset by higher lease revenue of $0.3 billion.

In the three months ended June 30, 2014 GM Financial Total net sales and revenue increased due primarily to: (1) increased finance charge income of $0.2 billion due to growth in the portfolio resulting from the acquisition of the Ally Financial international operations; and (2) increased leased vehicle income of $0.1 billion due to increased size of the leased asset portfolio.

In the six months ended June 30, 2014 GM Financial Total net sales and revenue increased due primarily to: (1) increased finance charge income of $0.7 billion due primarily to growth in the portfolio resulting from the acquisition of the Ally Financial international operations; and (2) increased leased vehicle income of $0.2 billion due to increased size of the leased asset portfolio.

Automotive Cost of Sales

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended				Variance Due To
	June 30, 2014	June 30, 2013	Favorable/ (Unfavorable)%		Volume	Mix	Other	Total
	(Dollars in millions)				(Dollars in billions)
Automotive cost of sales	$35,851	$33,824	$(2,027)	(6.0)%	$1.5	$(1.0)	$(2.5)	$(2.0)
Automotive gross margin	$2,611	$4,416	$(1,805)	(40.9)%

	Six Months Ended				Variance Due To
	June 30, 2014	June 30, 2013	Favorable/ (Unfavorable)%		Volume	Mix	Other	Total
	(Dollars in millions)				(Dollars in billions)
Automotive cost of sales	$69,978	$66,441	$(3,537)	(5.3)%	$2.7	$(1.7)	$(4.5)	$(3.5)
Automotive gross margin	$4,799	$8,143	$(3,344)	(41.1)%

In the three months ended June 30, 2014 Automotive cost of sales increased due primarily to: (1) unfavorable mix in GMNA of $0.5 billion, GMIO of $0.2 billion, GME of $0.2 billion and GMSA of $0.1 billion; (2) unfavorable Other of $2.5 billion due primarily to recall campaigns and courtesy transportation of $1.1 billion in 2014; a catch-up adjustment related to the change estimate for recall campaigns of $0.9 billion in GMNA; increased material and freight cost including new launches in GMNA of $0.9 billion; and restructuring related charges of $0.2 billion; partially offset by favorable net foreign currency effect of $0.2 billion due primarily to the weakening of the Brazilian Real and Canadian Dollar against the U.S Dollar; partially offset by (3) decreased cost related to decreased wholesale volumes due primarily to GMIO of $1.1 billion and GMSA of $0.8 billion; partially offset by increased wholesale volume in GMNA of $0.4 billion.

In the six months ended June 30, 2014 Automotive cost of sales increased due primarily to: 1) unfavorable mix in GMNA of $0.8 billion, GMIO of $0.4 billion, GME of $0.3 billion and GMSA of $0.2 billion; (2) unfavorable Other of $4.5 billion due primarily to recall campaigns and courtesy transportation of $2.5 billion in 2014; increased material and freight cost including new launches of $1.8 billion; a catch-up adjustment related to the change estimate for recall campaigns of $0.9 billion in GMNA; and restructuring related charges of $0.4 billion; partially offset by favorable net foreign currency effect of $0.3 billion due primarily to the weakening of the Brazilian Real and Canadian Dollar against the U.S Dollar, partially offset by the Venezuela Bolivar Fuerte (BsF) devaluation; and decreased amortization of intangible assets of $0.3 billion; partially offset by (3) decreased cost related to decreased wholesale volumes due primarily to GMIO of $1.9 billion and GMSA of $1.1 billion; partially offset by increased wholesale volume in GME of $0.2 billion

GM Financial Operating and Other Expenses
(Dollars in Millions)

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
					2014 vs. 2013		2014 vs. 2013
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
GM Financial operating and other expenses	$926	$575	$1,801	$931	$(351)	(61.0)%	$(870)	(93.4)%

In the three months ended June 30, 2014 GM Financial operating and other expenses increased due primarily to: (1) increased interest expense of $0.2 billion due to higher average debt outstanding and effective rate of interest; (2) increased operating expenses of $0.1 billion due primarily to the acquisition of the Ally Financial international operations; and (3) increased leased vehicle expenses of $0.1 billion due to the increased size of leased asset portfolio.

In the six months ended June 30, 2014 GM Financial operating and other expenses increased due primarily to: (1) increased interest expense of $0.4 billion due to higher average debt outstanding and effective rate of interest; (2) increased operating expenses of $0.2 billion due primarily to the acquisition of the Ally Financial international operations; and (3) increased leased vehicle expenses of $0.2 billion due to the increased size of leased asset portfolio.

Automotive Selling, General and Administrative Expense
(Dollars in Millions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
					2014 vs. 2013		2014 vs. 2013
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
Automotive selling, general and administrative expense	$3,343	$2,925	$6,284	$5,877	$(418)	(14.3)%	$(407)	(6.9)%

In the three and six months ended June 30, 2014 Automotive selling, general and administrative expense increased due primarily to: (1) $0.4 billion expense related to the ignition switch compensation program; and (2) $0.1 billion of legal cost related to the ignition switch recall.

Automotive Interest Expense
(Dollars in Millions)

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
					2014 vs. 2013		2014 vs. 2013
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
Automotive interest expense	$100	$61	$203	$152	$(39)	(63.9)%	$(51)	(33.6)%

In the three and six months ended June 30, 2014 Automotive interest expense increased due primarily to the issuance of $4.5 billion senior unsecured notes in September 2013.

Interest Income and Other Non-Operating Income, net
(Dollars in Millions)

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
					2014 vs. 2013		2014 vs. 2013
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
Interest income and other non-operating income, net	$81	$251	$170	$422	$(170)	(67.7)%	$(252)	(59.7)%

In the three months ended June 30, 2014 Interest income and other non-operating income, net decreased due primarily to derivative losses of $0.1 billion related to fair value adjustments.

In the six months ended June 30, 2014 Interest income and other non-operating income, net decreased due primarily to: (1) derivative losses of $0.1 billion related to fair value adjustments; and (2) deferred income from technology agreements of $0.1 billion recorded in 2013 that did not recur in 2014.

Loss on Extinguishment of Debt
(Dollars in Millions)

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
					2014 vs. 2013		2014 vs. 2013
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
Loss on extinguishment of debt	$—	$240	$—	$240	$240	100.0%	$240	100.0%

In the three and six months ended June 30, 2013 we recorded loss on extinguishment of debt related to the early redemption of the GM Korea redeemable preferred shares.

Equity Income
(Dollars in Millions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
					2014 vs. 2013		2014 vs. 2013
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
China JVs	$476	$418	$1,071	$966	$58	13.9%	$105	10.9%
Others	47	11	57	18	36	n.m.	39	n.m.
Total equity income	$523	$429	$1,128	$984	$94	21.9%	$144	14.6%
________
n.m. = not meaningful

In the three and six months ended June 30, 2014 Equity income increased due primarily to an increase in earnings of our China JVs.

Income Tax Expense (Benefit)
(Dollars in Millions)

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
					2014 vs. 2013		2014 vs. 2013
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
Income tax expense (benefit)	$(254)	$742	$(478)	$1,151	$996	n.m.	$1,629	n.m.
________
n.m. = not meaningful

In the three months ended June 30, 2014 we had income tax benefit compared to income tax expense in the three months ended June 30, 2013 due primarily to: (1) reduced tax expense attributable to entities in our effective tax rate calculation of $0.8 billion; and (2) other tax benefit items of $0.2 billion, none of which are individually significant.

In the six months ended June 30, 2014 we had income tax benefit compared to income tax expense in the six months ended June 30, 2013 due primarily to: (1) reduced tax expense attributable to entities in our effective tax rate calculation of $1.4 billion; and (2) tax benefits in the first quarter of 2014 related to deductions taken for stock investments in non-U.S. affiliates and tax audit settlements of $0.2 billion; partially offset by (3) the U.S. research credit legislated of $0.2 billion recorded in 2013.

Non-GAAP Measures

Management believes earnings before interest and taxes (EBIT)-adjusted provides meaningful supplemental information regarding our automotive segments' operating results because it excludes interest income, interest expense and income taxes as well as certain additional adjustments. Management believes income before income taxes-adjusted provides meaningful supplemental information regarding GM Financial's operating results. GM Financial uses a separate measure from our automotive operations because management believes interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Examples of adjustments to EBIT and GM Financial's income before income taxes include impairment charges related to goodwill, other long-lived assets under certain circumstances and certain investments; certain gains or losses on the settlement/extinguishment of obligations; and gains or losses on the sale of non-core investments.

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

Management believes these non-GAAP measures allow it to readily view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions. We believe these non-GAAP measures are useful in allowing for greater transparency of our core operations and are therefore used by management in its financial and operational decision-making. Management does not consider the excluded items when assessing and measuring the operational and financial performance of the organization, its management teams and when making decisions to allocate resources, such as capital investment, among business units and for internal reporting and as part of its forecasting and budgeting processes.

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

Reconciliation of Consolidated, Automotive and GM Financial Segment Results

The following table summarizes the reconciliation of our automotive segments' EBIT-adjusted and GM Financial's income before income taxes-adjusted to Income before income taxes and provides supplemental detail of the adjustments, which are presented net of noncontrolling interests (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
Automotive
EBIT-adjusted
GMNA	$1,385	126.6%	$1,976	97.6%	$1,942	145.0%	$3,390	94.0%
GME	(305)	(27.9)%	(114)	(5.6)%	(589)	(44.0)%	(266)	(7.4)%
GMIO	315	28.8%	232	11.5%	567	42.3%	704	19.5%
GMSA	(81)	(7.4)%	54	2.7%	(237)	(17.7)%	16	0.4%
Corporate	(220)	(20.1)%	(126)	(6.2)%	(343)	(25.6)%	(236)	(6.5)%
Total automotive EBIT-adjusted	1,094	100.0%	2,022	100.0%	1,340	100.0%	3,608	100.0%
Adjustments	(1,286)		104		(1,714)		(66)
Corporate interest income	52		77		105		156
Automotive interest expense	(100)		(61)		(203)		(152)
Loss on extinguishment of debt	—		(240)		—		(240)
Net income (loss) attributable to noncontrolling interests	9		(26)		76		(16)
Automotive Financing
GM Financial income before income taxes-adjusted	258		254		479		434
Adjustments	7		—		8		—
Consolidated
Eliminations	(1)		—		(2)		—
Income before income taxes	$33		$2,130		$89		$3,724

Our automotive operations' interest income and interest expense are recorded centrally in Corporate; therefore, there are no reconciling items for our automotive operating segments between EBIT-adjusted and Income before income taxes.

In the three months ended June 30, 2014 adjustments consisted of a catch-up adjustment related to the change in estimate for recall campaigns of $874 million in GMNA, a charge related to the ignition switch recall compensation program of $400 million in Corporate and other of $5 million.

In the six months ended June 30, 2014 adjustments consisted of a catch-up adjustment related to the change in estimate for recall campaigns of $874 million in GMNA, Venezuela currency devaluation of $419 million in GMSA, a charge related to the ignition switch recall compensation program of $400 million in Corporate and other of $13 million.

In the three months ended June 30, 2013 adjustments consisted of pension settlement credits of $37 million in GMNA and the acquisition of GM Korea's preferred shares of $67 million in GMIO.

In the six months ended June 30, 2013 adjustments consisted of the acquisition of GM Korea's preferred shares of $67 million in GMIO, Venezuela currency devaluation of $162 million in GMSA and other of $29 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended				Variance Due To
	June 30, 2014	June 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$25,671	$23,495	$2,176	9.3%	$0.6	$0.7	$0.8	$0.1	$2.2
EBIT-adjusted	$1,385	$1,976	$(591)	(29.9)%	$0.2	$0.2	$0.8	$(1.8)	$(0.6)
	(Vehicles in thousands)
Wholesale vehicle sales	830	809	21	2.6%

	Six Months Ended				Variance Due To
	June 30, 2014	June 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$50,075	$46,474	$3,601	7.7%	$—	$0.9	$2.5	$0.2	$3.6
EBIT-adjusted	$1,942	$3,390	$(1,448)	(42.7)%	$—	$0.1	$2.5	$(4.0)	$(1.4)
	(Vehicles in thousands)
Wholesale vehicle sales	1,637	1,638	(1)	(0.1)%

GMNA Total Net Sales and Revenue

In the three months ended June 30, 2014 Total net sales and revenue increased due primarily to: (1) favorable vehicle pricing related to recent vehicle launches including full-size pickups and full-size SUVs; (2) favorable vehicle mix due to recent vehicle launches including full-size pickups and Chevrolet Corvette; and (3) increased wholesale volumes due to recent vehicle launches such as the Chevrolet Silverado and GMC Sierra.

In the six months ended June 30, 2014 Total net sales and revenue increased due primarily to: (1) favorable vehicle pricing related to recent vehicle launches including full-size pickups and full size SUVs; and (2) favorable mix due to recent vehicle launches including full-size pickups, Chevrolet Corvette and Chevrolet Impala.

GMNA EBIT-Adjusted

In the three months ended June 30, 2014 EBIT-adjusted decreased due primarily to: (1) unfavorable Other of $1.8 billion due primarily to policy and warranty recall campaign actions and recall related charges in 2014 of $1.0 billion, as subsequently described; and increased material and freight costs, including new launches, of $0.9 billion; partially offset by (2) favorable vehicle pricing related to recent vehicle launches including full-size pickups and full-size SUVs; (3) favorable mix due to recent vehicle launches including full-size pickups and Chevrolet Corvette; and (4) increased wholesale volumes due to recent vehicle launches such as the Chevrolet Silverado and GMC Sierra.

In the six months ended June 30, 2014 EBIT-adjusted decreased due primarily to: (1) unfavorable Other of $4.0 billion due primarily to policy and warranty recall campaign actions and recall related charges in 2014 of $2.3 billion, as subsequently described; and increased material and freight costs, including new launches, of $1.9 billion; partially offset by (2) favorable vehicle pricing related to recent vehicle launches including full-size pickups and full-size SUVs; and (3) favorable vehicle mix due to recent vehicle launches including full-size pickups and Chevrolet Corvette.

Recall Campaigns

In the six months ended June 30, 2014 we experienced a significant increase in the number of vehicles subject to recall in North America resulting in incremental charges for the estimated costs of parts and labor to repair these vehicles and courtesy transportation for certain recalls. Currently there are approximately 29 million vehicles subject to recalls announced during this period. This includes approximately 7 million vehicles subject to multiple recalls and reflects the results of our ongoing comprehensive safety review, additional engineering analysis and our overall commitment to customer satisfaction.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2014 we announced a recall to repair ignition switches in vehicles that we are no longer producing that under certain circumstances could result in a loss of electrical power that may prevent front airbags from deploying in the event of a crash. It was originally estimated that approximately 800,000 vehicles were equipped with ignition switches needing repair. These vehicles include model years 2005–2007 Chevrolet Cobalt, 2007 Pontiac G5 and 2005–2006 Pursuit. In the three months ended December 31, 2013 we recorded approximately $40 million in Automotive cost of sales to cover the repairs as these costs were considered probable and estimable at that time. In the three months ended March 31, 2014 we expanded this recall by approximately 1.8 million additional vehicles for the same issue. These vehicles, consisting of model years 2008–2010 Chevrolet Cobalt, model years 2006–2011 HHR, model years 2008–2010 Pontiac G5, model years 2006–2010 Solstice, model years 2003–2007 Saturn ION and model years 2007–2010 Sky, were not included in the initial recall. In the three months ended March 31, 2014 we recorded approximately $90 million in Automotive cost of sales to repair these vehicles and approximately $270 million in Automotive cost of sales to provide courtesy transportation to owners of affected vehicles. These recalls, relating to ignition switches, are collectively referred to as the “Ignition Switch Recall.” Refer to Note 10 to our condensed consolidated financial statements for litigation associated with the Ignition Switch Recall. A second repair was added to these vehicles as a result of the comprehensive review described below to fix ignition lock cylinders that could allow removal of the ignition key while the engine is running, leading to possible rollaway or crash. In the three months ended March 31, 2014 we recorded approximately $320 million in Automotive cost of sales to repair ignition lock cylinders.

In response to these developments we conducted an in-depth review of the Ignition Switch Recall and our overall recall processes. We hired a former U.S. Attorney to conduct an internal investigation of the Ignition Switch Recall and to provide recommendations to improve our recall processes. Pursuant to the investigation a report was provided to us in the three months ended June 30, 2014. The investigation report made a series of recommendations in eight major areas. We intend to act on each of the recommendations. After reviewing the investigation report, we made a number of personnel decisions. Fifteen individuals identified in the investigation report are no longer with the Company. Five additional individuals were disciplined. Prior to the receipt of the investigation report we began the process of adding nearly 60 new safety investigators allowing us to bolster capacity and capability in identifying potential emerging issues and conducting product investigations, launched a Speak Up for Safety program encouraging employees to report potential safety issues quickly and restructured the safety decision-making process to raise safety issues to the highest levels of the Company. These measures are in addition to our creation and appointment of a new Global Vice President of Vehicle Safety responsible for the safety development of our vehicle systems, confirmation and validation of safety performance, as well as post-sale safety activities, including recalls and the creation of a new Global Product Integrity organization within Global Product Development with the goal of executing the highest levels of safety performance across all of our vehicles.

We are also actively engaging customers and servicing vehicles affected by the Ignition Switch Recall. We notified affected customers to schedule an appointment with their dealers as replacement parts are available. We began repairing vehicles in early April using parts that have undergone end-of-line quality inspection for performance of six critical operating parameters. Consistent with our recent communication to NHTSA, our plan is to produce enough repair parts by October 2014 to have the ability to repair the majority of vehicles impacted by the ignition switch and ignition cylinder recalls. Through July 23, 2014 we have repaired approximately 22% of the 2.6 million vehicles subject to recall.

As a result of the Ignition Switch Recall senior leadership initiated a comprehensive review and engineering analysis to identify any additional issues which could potentially result in safety or satisfaction concerns for our customers. As part of our normal process and a result of these reviews we announced the following additional recall campaigns in the six months ended June 30, 2014:

•
In the three months ended March 31, 2014 approximately 1.9 million vehicles were recalled to replace either the power steering motor, the steering column, the power steering motor control unit or a combination of the steering column and the power steering motor control unit as the electric power steering could fail under certain circumstances — model years 2004–2006, 2008–2009 Chevrolet Malibu, model years 2004–2006 Malibu Maxx, model years 2006–2010 HHR, model years 2005–2010 Cobalt, model years 2008–2009 Saturn Aura, model years 2003–2007 ION, model years 2007–2010 Pontiac G5, model years 2005–2006, 2008–2009 G6 and model years 2005–2006 Pursuit and G4. We recorded approximately $340 million in Automotive cost of sales to repair these vehicles.

•
In the three months ended March 31, 2014 approximately 1.3 million vehicles were recalled that are prone to non-deployment of the side impact restraints if vehicles are not serviced when the Service Air Bag warning light is illuminated — model years 2008–2013 Buick Enclave and GMC Acadia, model years 2009–2013 Chevrolet Traverse and model years 2008–2010 Saturn Outlook. We recorded approximately $185 million in Automotive cost of sales to repair these vehicles.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•
In the three months ended June 30, 2014 approximately 2.7 million vehicles were recalled to modify the brake lamp wiring harness that could have corrosion develop due to micro-vibration — model years 2004–2012 Chevrolet Malibu, model years 2004–2007 Malibu Maxx, model years 2005–2010 Pontiac G6 and model years 2007–2010 Saturn Aura. We recorded approximately $90 million in Automotive cost of sales to repair these vehicles.

•
In the three months ended June 30, 2014 approximately 1.5 million vehicles were recalled to replace front safety lap belt cables that could fatigue and separate over time — model years 2009–2014 Buick Enclave, Chevrolet Traverse, GMC Acadia and model years 2009–2010 Saturn Outlook. We recorded approximately $80 million in Automotive cost of sales to repair these vehicles.

•
In the three months ended June 30, 2014 approximately 1.4 million vehicles were recalled to replace the shift cable that could wear out over time resulting in mismatches of the gear position indicated by the shift lever — model years 2004–2008 Chevrolet Malibu, model years 2004–2007 Malibu Maxx, model years 2007-2008 Saturn Aura, model years 2013–2014 Cadillac ATS, model year 2014 CTS and model years 2005–2008 Pontiac G6. We recorded approximately $150 million in Automotive cost of sales to repair these vehicles.

•
In the three months ended June 30, 2014 approximately 12.1 million vehicles were recalled to rework or replace ignition keys because the ignition switch may move out of the “run” position which may impact power steering and power braking. The timing of the key movement relative to the activation of the sensing algorithm of a crash event may result in airbags not deploying — model years 2005–2009 Buick Allure and Lacrosse, model year 2004 Regal LS/GS, model years 2006–2011 Lucerne, model years 1997–2005 Chevrolet Malibu, model years 2000-2007 Monte Carlo, model years 2010–2014 Camaro, model years 2000–2014 Impala, model years 1998–2002 Oldsmobile Intrigue, model years 1999–2004 Alero, model years 1999–2005 Pontiac Grand Am, model years 2004–2008 Grand Prix, model years 2004–2006 Cadillac SRX, model years 2003–2014 CTS, model years 2000–2005 Deville and model years 2006–2011 DTS. We recorded approximately $325 million in Automotive cost of sales to repair these vehicles.

•
In the three months ended March 31, 2014 and June 30, 2014 five and 17 recalls were announced covering approximately 1.2 million and 4.0 million vehicles related to safety, customer satisfaction and other matters. We recorded approximately $70 million and $450 million in Automotive cost of sales to repair these vehicles in the three months ended March 31, 2014 and June 30, 2014. None of these announced recalls were individually significant.

In total we recorded approximately $1.3 billion and $1.1 billion for the above-described actions in the three months ended March 31, 2014 and June 30, 2014. The following table summarizes the activity for customer satisfaction campaigns, safety recalls, non-compliance recalls and special coverage in GMNA, including courtesy transportation (dollars in millions):

	2014	2013
Balance at January 1	$761	$851
Additions	1,333	115
Payments	(110)	(115)
Adjustments to prior periods	(19)	11
Balance at March 31	1,965	862
Additions	1,151	128
Payments	(329)	(132)
Adjustments to prior periods	691	(8)
Balance at June 30	$3,478	$850

Adjustments to prior periods in the three months ended June 30, 2014 included: (1) a catch-up adjustment associated with a change in estimate for previously sold vehicles of $874 million; partially offset by (2) adjustments of approximately $95 million for courtesy transportation as a result of greater part availability and fewer customers utilizing courtesy transportation than originally estimated; and (3) approximately $80 million for costs originally estimated separately for ignition switches and ignition lock cylinders that are now being shipped and repaired at the same time resulting in reduced costs. Based on the per vehicle part and labor cost, number of vehicles impacted and the expected number of vehicles to be repaired we believe the amounts recorded are adequate to cover the costs of these recall campaigns.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The Ignition Switch Recall has led to various governmental investigations and inquiries including a subpoena from the U.S. Attorney for the Southern District of New York, and investigations by Congress, the SEC and various States Attorney Generals. In addition, the Ignition Switch Recall and the other recalls described above have resulted in a number of claims and lawsuits. Refer to Item 1. Legal Proceedings for additional information.

GM Europe

During the second half of 2011 and continuing through 2013, the European automotive industry was severely affected by the ongoing sovereign debt crisis, high unemployment and a lack of consumer confidence coupled with overcapacity. European automotive industry sales to retail and fleet customers began to improve in the three months ended December 31, 2013 compared to the corresponding period in 2012. This trend continued with industry sales to retail and fleet customers of 10 million vehicles in the six months ended June 30, 2014 representing a 2.7% increase compared to the corresponding period in 2013.

Outlook

We are continuing to implement various strategic actions to strengthen our operations and increase our competitiveness. The key actions include investments in our product portfolio, a revised brand strategy, significant management changes and reducing material, development and production costs, including restructuring activities. The success of these actions will depend on a combination of our ability to execute and external factors which are outside of our control. Despite recent positive industry trends, we do not expect the European automotive industry to improve significantly in the near term; however, we expect to be profitable in GME by mid-decade.

GME Total Net Sales and Revenue and EBIT (Loss)-Adjusted

	Three Months Ended				Variance Due To
	June 30, 2014	June 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$5,974	$5,606	$368	6.6%	$—	$0.2	$—	$0.2	$0.4
EBIT (loss)-adjusted	$(305)	$(114)	$(191)	(167.5)%	$—	$—	$—	$(0.2)	$(0.2)
	(Vehicles in thousands)
Wholesale vehicle sales	305	304	1	0.3%

	Six Months Ended				Variance Due To
	June 30, 2014	June 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$11,594	$10,878	$716	6.6%	$0.3	$0.3	$(0.1)	$0.2	$0.7
EBIT (loss)-adjusted	$(589)	$(266)	$(323)	(121.4)%	$0.1	$—	$(0.1)	$(0.3)	$(0.3)
	(Vehicles in thousands)
Wholesale vehicle sales	596	579	17	2.9%

GME Total Net Sales and Revenue

In the three months ended June 30, 2014 Total net sales and revenue increased due primarily to: (1) favorable vehicle mix due to increased sales of higher priced vehicles; and (2) Other of $0.2 billion due primarily to favorable net foreign currency effect due to the strengthening of the Euro and British Pound against the U.S. Dollar, partially offset by the weakening of the Russian Ruble against the U.S. Dollar.

In the six months ended June 30, 2014 Total net sales and revenue increased due primarily to: (1) increased wholesale volumes associated with generally higher demand across the region partially offset by lower demand in Russia; (2) favorable vehicle mix due to increased sales of higher priced vehicles; and (3) Other of $0.2 billion due primarily to favorable net foreign currency effect due to the strengthening of the Euro and British Pound against the U.S. Dollar, partially offset by the weakening of the Russian Ruble against the U.S. Dollar; partially offset by (4) unfavorable vehicle pricing primarily resulting from increased incentive support associated with difficult market conditions.

GME EBIT (Loss)-Adjusted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended June 30, 2014 EBIT (loss)-adjusted increased due primarily to Other of $0.2 billion due primarily to restructuring related charges.

In the six months ended June 30, 2014 EBIT (loss)-adjusted increased due primarily to: (1) unfavorable price effects; and (2) Other of $0.3 billion due primarily to restructuring related charges of $0.4 billion, partially offset by material performance of $0.1 billion; partially offset by (3) increased wholesale volumes.

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

Focus on Chinese Market

We view the Chinese market as important to our global growth strategy and are employing a multi-brand strategy, led by our Buick and Chevrolet brands. In the coming years we plan to increasingly leverage our global architectures to increase the number of nameplates under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the Baojun and Wuling brands. We operate in the Chinese market through a number of joint ventures and maintaining good relations with our joint venture partners, which are affiliated with the Chinese government, is an important part of our China growth strategy.

The following tables summarize certain key operational and financial data for the China JVs (dollars in millions, vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total wholesale vehicles(a)	830	772	1,764	1,613
Market share in China	13.6%	13.9%	14.4%	14.5%
Total net sales and revenue	$9,923	$9,248	$21,030	$18,993
Net income	$992	$872	$2,231	$2,016
________

(a)	Including vehicles exported to markets outside of China.

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$5,775	$6,606
Debt	$157	$151

GMIO Total Net Sales and Revenue and EBIT-Adjusted

	Three Months Ended				Variance Due To
	June 30, 2014	June 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$3,602	$4,798	$(1,196)	(24.9)%	$(1.4)	$0.1	$0.1	$—	$(1.2)
EBIT-adjusted	$315	$232	$83	35.8%	$(0.3)	$—	$0.1	$0.3	$0.1
	(Vehicles in thousands)
Wholesale vehicle sales	157	240	(83)	(34.6)%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended				Variance Due To
	June 30, 2014	June 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$6,832	$9,164	$(2,332)	(25.4)%	$(2.3)	$0.1	$0.1	$(0.2)	$(2.3)
EBIT-adjusted	$567	$704	$(137)	(19.5)%	$(0.5)	$(0.2)	$0.1	$0.5	$(0.1)
	(Vehicles in thousands)
Wholesale vehicle sales	319	457	(138)	(30.2)%

GMIO Total Net Sales and Revenue

The vehicle sales of our China JVs are not reflected in Total net sales and revenue. The results of our joint ventures are recorded in Equity income. Our share in China JVs earnings is $1.1 billion in the six months ended June 30, 2014.

In the three months ended June 30, 2014 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volume primarily in Middle East and Chevrolet brand vehicles in Europe; partially offset by (2) favorable mix primarily in Middle East and Australia; and (3) favorable vehicle pricing from sales of new model year vehicles in Middle East.

In the six months ended June 30, 2014 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volume primarily in Middle East and Chevrolet brand vehicles in Europe; and (2) Other of $0.2 billion due primarily to unfavorable net foreign currency effect driven by the weakening of the Australian Dollar, South Africa Rand and the Thai Baht against the U.S. Dollar; partially offset by (3) favorable mix primarily in Korea, Australia and Middle East; and (4) favorable vehicle pricing from sales of new model year vehicles in Middle East.

GMIO EBIT-Adjusted

In the three months ended June 30, 2014 EBIT-adjusted increased due primarily to: (1) favorable vehicle pricing; and (2) Other of $0.3 billion due primarily to favorable manufacturing costs and depreciation of $0.1 billion, favorable advertising expense decrease of $0.1 billion and favorable equity income from China JVs of $0.1 billion; partially offset by (3) lower net wholesale volume.

In the six months ended June 30, 2014 EBIT-adjusted decreased due primarily to: (1) lower net wholesale volume; and (2) unfavorable net vehicle mix; partially offset by (3) favorable vehicle pricing; and (4) Other of $0.5 billion due primarily to favorable manufacturing costs and depreciation of $0.3 billion, decrease of advertising expense $0.1 billion, and increase in equity income from China JVs of $0.1 billion.

GM South America

Venezuelan Operations

Our Venezuelan subsidiaries' functional currency is the U.S. Dollar because of the hyperinflationary status of the Venezuelan economy.

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

Effective March 31, 2014 we changed the exchange rate we use for remeasuring our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities from the Venezuela official exchange rate to the rate determined by an auction process conducted by Venezuela’s SICAD I. We changed the exchange rate we use because we believe the SICAD I rate is the most representative rate to be used for remeasurement, as the official rate will increasingly be reserved only for the settlement of U.S. Dollar denominated obligations related to the purchases of “essential goods and services” and future dividends will likely not be paid at the official rate. The non-U.S. Dollar denominated assets and liabilities of our Venezuelan subsidiaries may be impacted by periodic auctions in SICAD I rates which may have a material impact on the results of operations in Venezuela in future quarters. At March 31, 2014 the SICAD I exchange rate was BsF 10.7 to $1.00. The devaluation resulted in a charge of $0.4 billion recorded

GENERAL MOTORS COMPANY AND SUBSIDIARIES

in Automotive cost of sales in the three months ended March 31, 2014. The remeasurement charge in the three months ended March 31, 2014 was treated as an adjustment for EBIT-adjusted reporting purposes. At June 30, 2014 the SICAD I exchange rate was BSF 10.6 to $1.00 which resulted in an insignificant gain recorded in Automotive costs of sales in the three months ended June 30, 2014.

We believe it is possible that the Venezuelan government may further devalue the official exchange rate of BsF against the U.S. Dollar in the future. If the BsF were further devalued from the SICAD I exchange rate of BSF 10.6 to $1.00, it would result in a charge to our income statement in the period of devaluation. Based on our June 30, 2014 net monetary assets a charge of less than $0.1 billion would result for every 10% devaluation of the BsF.

The Venezuelan government has foreign exchange control regulations that make it difficult to convert BsF to U.S. Dollar which affect our Venezuelan subsidiaries’ ability to pay non-BsF denominated obligations and to pay dividends. The total amounts pending government approval for settlement in U.S. Dollar at June 30, 2014 and December 31, 2013 were BsF 4.0 billion (equivalent to $0.6 billion) and BsF 3.7 billion (equivalent to $0.6 billion). These amounts include dividend requests in the amount of BsF 0.6 billion (equivalent to $0.1 billion) that have been pending from 2007. Our Venezuelan subsidiaries' net assets were $0.5 billion at June 30, 2014, including non-U.S. Dollar denominated net monetary assets of $0.6 billion. At June 30, 2014 other consolidated entities had receivables from our Venezuelan subsidiaries denominated in other currencies of $0.5 billion.

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

GMSA Total Net Sales and Revenue and GMSA EBIT (Loss)-Adjusted

	Three Months Ended				Variance Due To
	June 30, 2014	June 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$3,177	$4,308	$(1,131)	(26.3)%	$(1.0)	$0.1	$0.2	$(0.4)	$(1.1)
EBIT (loss)-adjusted	$(81)	$54	$(135)	n.m.	$(0.2)	$—	$0.2	$(0.1)	$(0.1)
	(Vehicles in thousands)
Wholesale vehicle sales	211	278	(67)	(24.1)%
________
n.m. = not meaningful

	Six Months Ended				Variance Due To
	June 30, 2014	June 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other	Total
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$6,202	$7,999	$(1,797)	(22.5)%	$(1.4)	$0.2	$0.4	$(1.0)	$(1.8)
EBIT (loss)-adjusted	$(237)	$16	$(253)	n.m.	$(0.3)	$—	$0.4	$(0.4)	$(0.3)
	(Vehicles in thousands)
Wholesale vehicle sales	419	511	(92)	(18.0)%
________
n.m. = not meaningful

GMSA Total Net Sales and Revenue

In the three months ended June 30, 2014 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes due to industry decline mainly in Brazil, Venezuela and Argentina; and (2) Other of $0.4 billion due to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region; partially offset by (3) favorable vehicle pricing primarily due to high inflation in Argentina; and (4) favorable vehicle mix due to increased sales of the Chevrolet Tracker.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2014 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes due to industry decline mainly in Brazil, Venezuela and Argentina; and (2) Other of $1.0 billion due to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region; partially offset by (3) favorable vehicle pricing primarily due to high inflation in Argentina; and (4) favorable vehicle mix due to increased sales of the Chevrolet Tracker and Chevrolet S-10.

GMSA EBIT (Loss)-Adjusted

In the three months ended June 30, 2014 EBIT (loss)-adjusted was $0.1 billion compared to EBIT-adjusted of $0.1 billion in the three months ended June 30, 2013 due primarily to: (1) unfavorable net wholesale volumes; and (2) Other of $0.1 billion due primarily to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region; partially offset by (3) vehicle pricing primarily due to high inflation in Argentina.

In the six months ended June 30, 2014 EBIT (loss)-adjusted was $0.2 billion compared to EBIT-adjusted of $16 million in the six months ended June 30, 2013 due primarily to: (1) unfavorable net wholesale volumes; and (2) Other of $0.4 billion due to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region; partially offset by (3) favorable vehicle pricing primarily due to high inflation in Argentina.

GM Financial

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
					2014 vs. 2013		2014 vs. 2013
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	Increase/ (Decrease)%		Increase/ (Decrease)%
	(Dollars in millions)
GM Financial revenue	$1,191	$836	$2,288	$1,376	$355	42.5%	$912	66.3%
Provision for loan losses	$113	$100	$248	$194	$13	13.0%	$54	27.8%
Income before income taxes-adjusted	$258	$254	$479	$434	$4	1.6%	$45	10.4%
	(Dollars in billions)
Average debt outstanding	$31.3	$21.5	$30.3	$16.4	$9.8	45.6%	$13.9	84.8%
Effective rate of interest paid	4.5%	3.1%	4.4%	3.0%	1.4%		1.4%

GM Financial Revenue

In the three months ended June 30, 2014 GM Financial revenue increased due primarily to: (1) increased finance charge income of $0.2 billion due to growth in the portfolio resulting from the acquisition of the Ally Financial international operations; and (2) increased lease vehicle income of $0.1 billion due to the increased size of the leased asset portfolio.

In the six months ended June 30, 2014 GM Financial revenue increased due primarily to: (1) increased finance charge income of $0.7 billion due to growth in the portfolio resulting from the acquisition of the Ally Financial international operations; and (2) increased lease vehicle income of $0.2 billion due to the increased size of the leased asset portfolio.

GM Financial Income Before Income Taxes-Adjusted

In the three months ended June 30, 2014 Income before income taxes-adjusted remained flat due primarily to: (1) increased revenue of $0.4 billion; offset by (2) increased interest expense of $0.2 billion due to higher average debt outstanding and effective rate of interest; (3) increased operating expenses of $0.1 billion due to the acquisition of the Ally Financial international operations; and (4) increased lease vehicle expenses of $0.1 billion due to the increased size of the leased asset portfolio.

In the six months ended June 30, 2014 Income before income taxes-adjusted remained flat due primarily to: (1) increased revenue of $0.9 billion; offset by (2) increased interest expense of $0.4 billion due to higher average debt outstanding and effective rate of interest; (3) increased operating expenses of $0.2 billion due to the acquisition of the Ally Financial international operations; and (4) increased lease vehicle expenses of $0.2 billion due to the increased size of the leased asset portfolio.

Corporate
(Dollars in Millions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
					2014 vs. 2013		2014 vs. 2013
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
EBIT (loss)-adjusted	$(220)	$(126)	$(343)	$(236)	$(94)	74.6%	$(107)	45.3%

In the three and six months ended June 30, 2014 EBIT (loss)-adjusted increased due primarily to legal costs related to the ignition switch recall.

Liquidity and Capital Resources
Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our secured revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations. We also maintain access to the capital markets, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are centered around three objectives: (1) reinvest in our business; (2) continue to strengthen our balance sheet; and (3) return cash to shareholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures as well as payments for engineering and product development activities; (2) payments associated with recently announced vehicle recalls and the establishment of the Program; (3) payments for previously announced restructuring activities; (4) acquiring Ally Financial's equity interests in GMAC-SAIC Automotive Finance Company Limited for approximately $1.0 billion; (5) payments to service debt and other long-term obligations; (6) payments to purchase the remaining outstanding shares of our Series A Preferred Stock with a liquidation amount of $3.9 billion once the shares become redeemable on or after December 31, 2014; and (7) dividend payments on our preferred and common stock that are declared by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2013 Form 10-K as updated in our Form 10-Q for the period ended March 31, 2014, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

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

Automotive

Available Liquidity

Total available liquidity includes cash, cash equivalents, marketable securities and funds available under credit facilities. At June 30, 2014 our available liquidity was $38.8 billion, including funds available under credit facilities of $10.4 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Available liquidity held within North America and at our regional treasury centers represented approximately 88% of our available liquidity at June 30, 2014. A portion of our available liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods including intercompany loans to utilize these funds across our global operations as needed.

Our cash equivalents and marketable securities balances include investments in U.S. government and agency obligations, foreign government securities, time deposits and corporate debt securities, and are primarily denominated in U.S. Dollars. Our investment guidelines, which we may change from time to time, prescribe certain minimum credit worthiness thresholds and limit our exposures

GENERAL MOTORS COMPANY AND SUBSIDIARIES

to any particular sector, asset class, issuance or security type. Substantially all of our current investments in debt securities are with A/A2 or better rated issuers.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity and to fund working capital needs at certain of our subsidiaries. The total size of our credit facilities was $11.1 billion and $11.2 billion at June 30, 2014 and December 31, 2013. Our primary borrowing capacity under credit facilities comes from our secured revolving credit facilities consisting of a three-year $5.5 billion facility maturing in 2015 and a five-year $5.5 billion facility maturing in 2017. We have not borrowed against these facilities, but have amounts in use under the letter of credit sub-facility of $0.6 billion. GM Financial has access to the three-year facility, but has not borrowed against it.

The following table summarizes our automotive liquidity (dollars in billions):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$18.5	$18.9
Marketable securities	9.9	9.0
Available liquidity	28.4	27.9
Available under credit facilities	10.4	10.4
Total available liquidity	$38.8	$38.3

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

Six Months Ended June 30, 2014
Operating cash flow	$5.6
Capital expenditures	(3.4)
Dividends paid	(1.2)
Effect of foreign currency	(0.4)
Other	(0.1)
Total change in available liquidity	$0.5

Cash Flow

The following tables summarize automotive cash flows from operating, investing and financing activities (dollars in billions):

	Six Months Ended
Operating Activities	June 30, 2014	June 30, 2013
Net income	$0.2	$2.3
Depreciation, amortization and impairments	3.1	2.9
Pension and OPEB activities	(0.4)	(0.4)
Working capital	(0.2)	(0.7)
Other	2.9	0.9
Cash flows from operating activities	$5.6	$5.0

Favorable changes in working capital are primarily related to the increases in payables due to timing of payments, slightly offset by increases in inventory. Changes in other are primarily related to provisions for product warranty liabilities, establishment of the ignition switch recall compensation program and daily rental activity; partially offset by changes in deferred and current tax accounts.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended
Investing Activities	June 30, 2014	June 30, 2013
Capital expenditures	$(3.4)	$(3.8)
Acquisitions and liquidations of marketable securities, net	(1.0)	2.5
Other	0.2	—
Cash flows from investing activities	$(4.2)	$(1.3)

Favorable change in capital expenditures was a result of timing of cash payments for capital project additions. Unfavorable change in marketable securities was primarily a result of rebalancing our investment portfolio between marketable securities and cash and cash equivalents as part of liquidity management in the normal course of business.

	Six Months Ended
Financing Activities	June 30, 2014	June 30, 2013
Dividends paid	$(1.2)	$(0.5)
Proceeds and payments of debt, net	0.1	(0.6)
Cash flows from financing activities	$(1.1)	$(1.1)

Unfavorable change in dividends paid is due to the initiation of a common stock dividend of $1.0 billion paid in the six months ended June 30, 2014 that did not occur in the six months ended June 30, 2013. Favorable proceeds and payments of debt, net included a payment of $0.7 billion to acquire the remaining balance of GM Korea's mandatorily redeemable preferred shares in the six months ended June 30, 2013, that did not occur in the six months ended June 30, 2014.

Free Cash Flow and Adjusted Free Cash Flow

The following table summarizes automotive free cash flow and adjusted free cash flow (dollars in billions):

	Six Months Ended
	June 30, 2014	June 30, 2013
Operating cash flow	$5.6	$5.0
Less: capital expenditures	(3.4)	(3.8)
Free cash flow	2.2	1.2
Adjustments	—	0.1
Adjusted free cash flow	$2.2	$1.3

Adjustments to free cash flow included pension contributions of $0.1 billion related to the previously announced annuitization of the U.S. salaried pension plan in the six months ended June 30, 2013.

Automotive Financing - GM Financial

Liquidity Overview

GM Financial's primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt, secured and unsecured borrowings, net proceeds from senior notes transactions and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases of consumer finance receivables and leased vehicles, funding of commercial finance receivables, funding credit enhancement requirements for secured debt, repayment of secured and unsecured debt, operating expenses, interest costs, capital expenditures and business acquisitions. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt.

Available Liquidity

The following table summarizes GM Financial's available liquidity (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$1.4	$1.1
Borrowing capacity on unpledged eligible assets	1.8	1.6
Borrowing capacity on committed unsecured lines of credit	1.0	0.6
Available liquidity	$4.2	$3.3

The increase in available liquidity reflects an increase in cash and cash equivalents resulting from the issuance of Canadian Dollar $0.4 billion of senior unsecured notes issued in May 2014. In addition, borrowing capacity on committed unsecured lines of credit increased as a result of the addition of new facilities as well as lower utilization as of June 30, 2014.

GM Financial has the ability to borrow up to $4.0 billion against our three-year $5.5 billion secured revolving credit facility subject to available capacity and borrowing base restrictions. In the event GM Financial borrows against the facility, it is expected such borrowings would be short-term in nature. The facility is not guaranteed or secured by any GM Financial assets or subsidiaries.

In July 2014 GM Financial issued $1.5 billion in senior unsecured notes which are due from July 2017 to July 2019. GM Financial intends to use the net proceeds for general corporate purposes.

Cash Flow

The following table summarizes GM Financial cash flows from operating, investing and financing activities (dollars in billions):

	Six Months Ended		Six Months Ended 2014 vs. 2013
	June 30, 2014	June 30, 2013	Amount	%
Net cash provided by operating activities	$0.8	$0.7	$0.1	14.0%
Net cash used in investing activities	$(4.0)	$(4.5)	$0.5	(11.1)%
Net cash provided by financing activities	$3.1	$3.0	$0.1	3.3%

Operating Activities

In the six months ended June 30, 2014 net cash provided by operating activities increased due primarily to an increase in taxes payable to us by GM Financial.

Investing Activities

In the six months ended June 30, 2014 net cash used in investing activities decreased due primarily to: (1) cash used for business acquisitions in 2013 of $2.1 billion, with insignificant related activity in 2014; partially offset by (2) increase in loan purchases and fundings, net of collections, of $0.9 billion in 2014; and (3) increase in purchases of leased vehicles of $0.7 billion in 2014.

Financing Activities

In the six months ended June 30, 2014 net cash provided by financing activities increased due primarily to repayment of debt in 2013 to Ally Financial of $1.4 billion, with no related activity in 2014 partially offset by a net decrease in borrowings of $1.3 billion in 2014.

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers' commitments, certain product-related claims and third party commercial loans and other obligations. The maximum potential obligation under these commitments was $4.4 billion and $16.9 billion at June 30, 2014 and December 31, 2013.

Refer to Note 10 to our condensed consolidated financial statements for additional information on guarantees we have provided.

Critical Accounting Estimates

General

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Policy, Product Warranty and Recall Campaigns

We have historically accrued estimated costs related to recall campaigns in GMNA when they are probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced. During the three months ended June 30, 2014, following the significant increase in the number of vehicles subject to recall in GMNA, the results of our ongoing comprehensive safety review, additional engineering analysis, the creation of a new Global Product Integrity organization, the appointment of a new Global Vice President of Vehicle Safety responsible for the safety development of our vehicle systems and our overall commitment to customer satisfaction, we accumulated sufficient historical data in GMNA to support the use of an actuarial-based estimation technique for recall campaigns. As such, we now accrue at the time of vehicle sale in GMNA the costs for recall campaigns. In the three months ended June 30, 2014 we recorded a catch-up adjustment of $0.9 billion in Automotive cost of sales to adjust the estimate for recall costs for previously sold vehicles. The change in estimate was treated as an adjustment for EBIT-adjusted reporting purposes. In the other regions, there is not sufficient historical data to support the application of an actuarial-based estimation technique and the estimated costs will continue to be accrued at the time when they are probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced.

The estimates related to policy and product warranties are established using historical information on the nature, frequency and average cost of claims of each vehicle line or each model year of the vehicle line and assumptions about future activity and events. When little or no claims experience exists for a model year or a vehicle line, the estimate is based on comparable models. The estimates related to recall campaigns accrued at the time of vehicle sale are established by applying a frequency times severity approach that considers the number of recall events, the number of vehicles per recall event, the assumed number of vehicles that will be brought in by customers for repair (take rate) and the cost per vehicle for each recall event. Estimates contemplate the nature, frequency and magnitude of historical events with consideration for changes in future expectations. Costs associated with campaigns not accrued at the time of vehicle sale are estimated based on the per unit part and labor cost, number of units impacted and the take rate. Depending on part availability and time to complete repairs we may, from time-to-time, offer courtesy transportation at no cost to our customers. These estimates are re-evaluated on an ongoing basis and based on the best available information, revisions are made when necessary. We consider trends of claims and take action to improve vehicle quality and minimize claims.

In the six months ended June 30, 2014 we recorded charges of $2.5 billion for recall campaigns and courtesy transportation that have been separately announced and $0.9 billion related to the catch-up adjustment associated with a change in estimate. The catch-up adjustment and estimated amount accrued at the time of a vehicle sale for recall campaigns is most sensitive to the estimated number of recall events, the number of vehicles per recall event, the take rate, and the cost per vehicle for each recall event. The estimated cost of a recall campaign that is accrued on an individual basis is most sensitive to our estimated assumed take rate that is primarily developed based on our historical take rate experience. We believe the amounts recorded are adequate to cover the costs of these recall campaigns. A 10% increase in the estimated take rate for specifically announced recall campaigns would increase the estimated cost by approximately $0.2 billion.

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

•	Our continued ability to develop captive financing capability, including GM Financial;

•	GM Financial's ability to successfully integrate certain Ally Financial international operations;

•	Overall strength and stability of the automotive industry, both in the U.S. and in global markets, particularly Europe;

•	Changes in economic conditions, commodity prices, housing prices, foreign currency exchange rates or political stability in the markets in which we operate;

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our management, with the participation of our CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2014. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Controls

We have commenced several transformation initiatives to centralize and simplify our business processes and systems. These are long-term initiatives which we believe will enhance our internal controls over financial reporting due to increased automation and further integration of related processes. We will continue to monitor our internal controls over financial reporting throughout the transformation.

There have not been any other changes in internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

The discussion in the following paragraphs describe material legal proceedings that arose in the three months ended June 30, 2014 or provides an update of developments that have occurred in various material pending legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business. The proceedings that are being updated are fully described in our 2013 Form 10-K as updated in our Form 10-Q for the period ended March 31, 2014.

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

Through July 23, 2014 we are aware of 95 putative class actions that have been filed against GM in various U.S. District Courts and state courts since the recall announcement alleging that consumers have been economically harmed by the recall and/or the underlying vehicle condition. In the aggregate these cases seek recovery for compensatory damages, including for alleged diminution in value of the vehicles, punitive damages and injunctive and other relief. Most, but not all, of these lawsuits are pending in federal court. Additionally, through July 23, 2014, eight putative class actions have been filed in various Provincial Courts in Canada seeking similar relief. In June 2014 the United States Judicial Panel on Multidistrict Litigation ordered that 15 of the then pending U.S. federal lawsuits involving ignition switches be transferred to and consolidated in a single federal court, the Southern District of New York. To date, more than 100 cases (including personal injury cases) have been transferred and consolidated in that same court, and GM has requested that various other recently filed federal lawsuits also be transferred and consolidated with those same actions. Because the majority of plaintiffs in these actions are suing over vehicles manufactured by pre‑bankruptcy General Motors Corporation, GM will seek to enforce the terms of the federal Bankruptcy Court’s July 2009 Sale Order and Injunction to preclude liability for any economic loss damages based on vehicles and parts manufactured prior to July 2009. These cases are in their very early stages. No discovery has yet taken place.

Through July 23, 2014 we are aware of two actions that have been filed against GM alleging that GM’s purported concealment of the ignition switch and other defects that have been the subject of recalls in 2014 has diminished the value of other GM vehicles and seeking economic damages under California consumer protection statutes. One of these actions is a putative class action that has been consolidated with the ignition switch putative class actions and transferred to the Southern District of New York. The other action was brought by the Orange County, California district attorney and is pending in California state court. In the aggregate, these actions seek recovery under California consumer protection statutes for economic damages as well as civil penalties, punitive damages, attorneys’ fees and costs.

On March 21, 2014 a putative shareholder class action was filed in the United States District Court for the Eastern District of Michigan against GM and various current and former officers of GM (Pio v. General Motors Company et al.) on behalf of purchasers of GM securities from November 17, 2010 through March 10, 2014. The complaint alleges that defendants made material misstatements and omissions relating to problems with the ignition switch in SEC filings. The plaintiff seeks unspecified monetary damages, interest and attorneys’ fees and costs. Four shareholders have filed motions seeking to be appointed lead plaintiff in this putative class action. After the court rules on those motions and appoints a lead plaintiff, we anticipate the lead plaintiff will file an amended complaint that may include allegations different from those in the current complaint.

On March 28, 2014 a shareholder derivative action was filed in the United States District Court for the Eastern District of Michigan against certain current and former GM directors (Hockstein v. Barra, et al.). The complaint alleges breach of fiduciary duty, waste of corporate assets, and unjust enrichment by GM’s directors in connection with monitoring, remediation and disclosure of the issues underlying the ignition switch recall. Between April 9, 2014 and July 22, 2014 seven other similar shareholder derivative actions were filed in the Eastern District of Michigan (Police Retirement System of St. Louis v. Barra, et al.), the Circuit Court for Wayne County, Michigan (Bekkerman v. Barra, et al., Wietschiner, et al. v. Barra, et al.) the Chancery Court for the State of Delaware (Nash v. Barra, et al., DiStefano v. Barra, et al., Newspaper and Magazine Employees Union v. Barra, et al., Boso v. Solso, et al.). All of these actions seek damages allegedly resulting from defendants’ failure to timely identify, correct and disclose the ignition switch defect, an order compelling implementation of various corporate governance policies and practices, and other relief purportedly for the benefit of GM.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Through July 23, 2014 we are aware of 26 actions pending against GM alleging injury or death as a result of faulty ignition switches and/or the failure of air bags to properly deploy due to faulty ignition switches. Of these actions eight have been transferred to federal court in the Southern District of New York, three are the subject of GM’s motion to consolidate and transfer to a single state court in Texas, and 15 are pending in various other federal and state courts throughout the country. These actions generally assert that GM intentionally and fraudulently concealed facts relating to faulty ignition switches and related defects from plaintiffs, the public, and NHTSA over a lengthy period. These complaints assert various causes of action under federal and state law, including strict products liability, negligence, breach of implied warranty, fraud and fraudulent concealment, and Federal and Georgia Racketeer Influenced and Corrupt Organizations Acts and seek compensatory damages, treble damages, punitive damages, and attorneys’ fees and costs.

Through July 23, 2014 we are aware of six actions pending against GM alleging injury or death as a result of inadvertent ignition key rotation and/or failure of air bags to properly deploy as a result of inadvertent ignition key rotation. Of these actions two have been transferred to federal court in the Southern District of New York, one is pending in federal court in the Southern District of Texas, two are pending in Texas state court and one is pending in Indiana state court. In the aggregate these actions assert that GM intentionally and fraudulently concealed facts relating to the inadvertent ignition key rotation and related defects from plaintiffs, the public and NHTSA over a lengthy period. These complaints assert various causes of action under federal and state law, including strict products liability, negligence, breach of implied warranties, fraud and fraudulent concealment and seek compensatory damages, punitive damages and attorneys' fees and costs.

GM intends to vigorously defend all of these actions.

We are also the subject of various inquiries, investigations, subpoenas and requests for information from the U.S. Attorney’s Office for the Southern District of New York, Congress, the SEC, Transport Canada and 45 state attorney generals in connection with our recent recalls. We are investigating these matters and believe we are cooperating fully with all requests. Such investigations could in the future result in the imposition of material damages, fines or civil and criminal penalties.

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) issued a decision affirming a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court) and initiated a constitutional challenge to the adverse interpretation of the relevant statute. In December 2013 the Supreme Court rendered a decision in a case involving another company not affiliated with us which addressed many of the issues presented in the cases pending against GM Korea and resolved many of them in a manner which we believe is favorable to GM Korea. In particular, while the Supreme Court held that fixed bonuses should be included in the calculation of Ordinary Wages, it also held that claims for retroactive application of this rule would be barred under certain circumstances. On May 29, 2014 the Supreme Court rendered its decision with respect to the case involving the five GM Korea employees and remanded the case to the Seoul High Court consistent with its December 2013 ruling. Accordingly we have eliminated any accrual associated with these cases prior to March 1, 2014.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2013 Form 10-K and our Form 10-Q for the three months ended March 31, 2014.

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities for Cash

GENERAL MOTORS COMPANY AND SUBSIDIARIES

No shares of common stock were purchased for cash in the three months ended June 30, 2014.

Other Purchases of Equity Securities

The following table summarizes our non-cash purchases of common stock in each of the three months ended June 30, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1, 2014 through April 30, 2014	173,512	$34.55	N/A	N/A
May 1, 2014 through May 31, 2014	83,787	$34.42	N/A	N/A
June 1, 2014 through June 30, 2014	103,634	$35.32	N/A	N/A
Total	360,933	$34.74
________
N/A = not applicable

Shares purchased represents shares of common stock retained by us for the payment of the exercise price upon the exercise of warrants and shares of common stock delivered by employees or directors back to us for the payment of taxes resulting from issuance of common stock upon the vesting of RSUs and Restricted Stock Awards relating to compensation plans. Refer to Notes 21 and 23 to our consolidated financial statements in our 2013 Form 10-K for additional details on warrants issued and employee stock incentive plans. In June 2014 our stockholders approved the 2014 Long-Term Incentive Plan (LTIP) which authorizes awards of stock options, stock appreciation rights, restricted stock, RSUs, performance awards or other stock-based awards to selected employees, consultants, advisors and non-employee directors of the Company. In June 2014 the Board of Directors authorized the Company to repurchase up to 5 million shares of common stock, which is intended to offset dilution from a June 2014 grant under the LTIP.

*  *  *  *  *  *  *

Item 6. Exhibits

Exhibit Number	Exhibit Name
10.1	Long-Term Incentive Plan Form of RSU Award Agreement	Filed Herewith
10.2	Long-Term Incentive Plan Form of PSU Award Agreement	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS*	XBRL Instance Document	Furnished with this Report
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report
________

*	Submitted electronically with this Report.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Controller and Chief Accounting Officer
Date:	July 24, 2014