Form 10-Q
period 2014-09-30
General Motors Co
filed 2014-10-23
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 16, 2014 the number of shares outstanding of common stock was 1,606,696,287 shares.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales and revenue
Automotive	$37,999	$38,120	$112,776	$112,704
GM Financial	1,256	863	3,536	2,238
Total net sales and revenue	39,255	38,983	116,312	114,942
Costs and expenses
Automotive cost of sales (Note 8)	34,054	33,166	104,032	99,607
GM Financial operating and other expenses	1,053	625	2,854	1,556
Automotive selling, general and administrative expense	2,921	2,876	9,205	8,753
Goodwill impairment charges	—	60	—	60
Total costs and expenses	38,028	36,727	116,091	109,976
Operating income	1,227	2,256	221	4,966
Automotive interest expense	96	65	299	217
Interest income and other non-operating income (loss), net	239	(82)	409	340
Gain (loss) on extinguishment of debt (Note 7)	2	2	2	(238)
Equity income (Note 5)	497	436	1,625	1,420
Income before income taxes	1,869	2,547	1,958	6,271
Income tax expense (benefit) (Note 11)	427	842	(51)	1,993
Net income	1,442	1,705	2,009	4,278
Net (income) loss attributable to noncontrolling interests	29	12	(47)	28
Net income attributable to stockholders	$1,471	$1,717	$1,962	$4,306

Net income attributable to common stockholders	$1,384	$698	$1,699	$2,857

Earnings per share (Note 14)
Basic
Basic earnings per common share	$0.86	$0.50	$1.06	$2.07
Weighted-average common shares outstanding	1,612	1,386	1,603	1,378
Diluted
Diluted earnings per common share	$0.81	$0.45	$0.99	$1.82
Weighted-average common shares outstanding	1,691	1,681	1,690	1,672

Dividends declared per common share	$0.30	$—	$0.90	$—

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$1,442	$1,705	$2,009	$4,278
Other comprehensive income (loss), net of tax (Note 13)
Foreign currency translation adjustments	(79)	(154)	(131)	(397)
Unrealized gains (losses) on securities, net	(6)	201	(3)	183
Defined benefit plans, net	280	9	304	271
Other comprehensive income, net of tax	195	56	170	57
Comprehensive income	1,637	1,761	2,179	4,335
Comprehensive (income) loss attributable to noncontrolling interests	37	15	(34)	42
Comprehensive income attributable to stockholders	$1,674	$1,776	$2,145	$4,377

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$18,060	$20,021
Marketable securities (Note 2)	9,570	8,972
Restricted cash and marketable securities (Note 2)	1,375	1,247
Accounts and notes receivable (net of allowance of $358 and $344)	10,892	8,535
GM Financial receivables, net (Note 3)($11,002 and $10,001 at VIEs; Note 6)	15,660	14,278
Inventories (Note 4)	15,210	14,039
Equipment on operating leases, net	4,044	2,398
Deferred income taxes	9,978	10,349
Other current assets	1,851	1,662
Total current assets	86,640	81,501
Non-current Assets
Restricted cash and marketable securities (Note 2)	915	829
GM Financial receivables, net (Note 3)($11,271 and $11,216 at VIEs; Note 6)	15,604	14,354
Equity in net assets of nonconsolidated affiliates (Note 5)	7,983	8,094
Property, net	27,375	25,867
Goodwill	1,559	1,560
Intangible assets, net	5,085	5,668
GM Financial equipment on operating leases, net ($2,817 and $1,803 at VIEs; Note 6)	5,796	3,383
Deferred income taxes	23,574	22,736
Other assets	2,377	2,352
Total non-current assets	90,268	84,843
Total Assets	$176,908	$166,344
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$24,773	$23,621
Short-term debt and current portion of long-term debt (Note 7)
Automotive ($133 and $219 at VIEs; Note 6)	578	564
GM Financial ($9,137 and $10,088 at VIEs; Note 6)	12,808	13,594
Accrued liabilities	29,170	24,633
Total current liabilities	67,329	62,412
Non-current Liabilities
Long-term debt (Note 7)
Automotive ($28 and $23 at VIEs; Note 6)	6,753	6,573
GM Financial ($11,184 and $9,330 at VIEs; Note 6)	20,966	15,452
Postretirement benefits other than pensions (Note 9)	5,815	5,897
Pensions (Note 9)	18,111	19,483
Other liabilities and deferred income taxes	14,371	13,353
Total non-current liabilities	66,016	60,758
Total Liabilities	133,345	123,170
Commitments and contingencies (Note 10)
Equity (Note 13)
Series A preferred stock, $0.01 par value	3,109	3,109
Common stock, $0.01 par value	16	15
Additional paid-in capital	28,832	28,780
Retained earnings	13,975	13,816
Accumulated other comprehensive loss	(2,930)	(3,113)
Total stockholders’ equity	43,002	42,607
Noncontrolling interests	561	567
Total Equity	43,563	43,174
Total Liabilities and Equity	$176,908	$166,344

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
			Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$5,536	$4,855	$14	$23,834	$10,057	$(8,052)	$756	$37,000
Net income	—	—	—	—	4,306	—	(28)	4,278
Other comprehensive income	—	—	—	—	—	71	(14)	57
Purchase and cancellation of Series A Preferred Stock	(2,427)	—	—	—	—	—	—	(2,427)
Exercise of common stock warrants	—	—	—	3	—	—	—	3
Stock based compensation	—	—	—	27	—	—	—	27
Cash dividends paid on Series A Preferred Stock, charge related to purchase of Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(1,460)	—	—	(1,460)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(82)	(82)
Other	—	—	—	14	—	—	(49)	(35)
Balance at September 30, 2013	$3,109	$4,855	$14	$23,878	$12,903	$(7,981)	$583	$37,361

Balance at December 31, 2013	$3,109		$15	$28,780	$13,816	$(3,113)	$567	$43,174
Net income	—		—	—	1,962	—	47	2,009
Other comprehensive income	—		—	—	—	183	(13)	170
Purchase of common stock	—		—	(85)	(83)	—	—	(168)
Exercise of common stock warrants	—		1	16	—	—	—	17
Stock based compensation	—		—	122	(12)	—	—	110
Cash dividends paid on Series A Preferred Stock	—		—	—	(263)	—	—	(263)
Cash dividends paid on Common Stock	—		—	—	(1,445)	—	—	(1,445)
Dividends declared or paid to noncontrolling interests	—		—	—	—	—	(73)	(73)
Other	—		—	(1)	—	—	33	32
Balance at September 30, 2014	$3,109		$16	$28,832	$13,975	$(2,930)	$561	$43,563

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Net cash provided by operating activities	$6,894	$9,572
Cash flows from investing activities
Expenditures for property	(5,089)	(5,780)
Available-for-sale marketable securities, acquisitions	(6,203)	(4,247)
Trading marketable securities, acquisitions	(1,426)	(3,214)
Available-for-sale marketable securities, liquidations	5,242	2,777
Trading marketable securities, liquidations	1,696	5,311
Acquisition of companies, net of cash acquired	(51)	(2,111)
Proceeds from sale of business units/investments, net of cash disposed	1	(65)
Increase in restricted cash and marketable securities	(672)	(694)
Decrease in restricted cash and marketable securities	368	961
Purchases of finance receivables	(10,824)	(6,966)
Principal collections and recoveries on finance receivables	8,124	5,092
Purchases of leased vehicles, net	(3,169)	(1,733)
Proceeds from termination of leased vehicles	395	142
Other investing activities	183	(62)
Net cash used in investing activities	(11,425)	(10,589)
Cash flows from financing activities
Net increase (decrease) in short-term debt	(936)	69
Proceeds from issuance of debt (original maturities greater than three months)	21,848	21,068
Payments on debt (original maturities greater than three months)	(15,526)	(13,714)
Payments to purchase stock	(168)	(2,438)
Dividends paid (including charge related to purchase of Series A Preferred Stock)	(1,781)	(1,519)
Other financing activities	(77)	(147)
Net cash provided by financing activities	3,360	3,319
Effect of exchange rate changes on cash and cash equivalents	(790)	(369)
Net increase (decrease) in cash and cash equivalents	(1,961)	1,933
Cash and cash equivalents at beginning of period	20,021	18,422
Cash and cash equivalents at end of period	$18,060	$20,355
Supplemental cash flow information:
Non-cash property additions	$3,372	$3,326

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

As discussed in Note 8 we announced recalls of approximately 34 million vehicles and recorded recall-related charges of approximately $2.7 billion in the nine months ended September 30, 2014 and as discussed in Note 10 we announced the creation of a compensation program related to faulty ignition switches and recorded a charge of $400 million in the three months ended June 30, 2014.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) as filed with the SEC. Certain prior year amounts were reclassified to conform to our current year presentation.

In the three months ended March 31, 2014 we changed our managerial and financial reporting structure to reclassify the results of our Russian subsidiaries previously reported in our GMIO segment to our GME segment. We have retrospectively revised the segment presentation for all periods presented. Refer to Note 15 for additional information on our segment reporting.

Change in Accounting Estimate

We have historically accrued estimated costs related to recall campaigns in GMNA when they are probable and reasonably estimable, which typically occurred once it was determined a specific recall campaign was needed and announced. During the three months ended June 30, 2014, following the significant increase in the number of vehicles subject to recall in GMNA, the results of our ongoing comprehensive safety review, additional engineering analysis, the creation of a new Global Product Integrity organization, the appointment of a new Global Vice President of Vehicle Safety responsible for the safety development of our vehicle systems and our overall commitment to customer satisfaction, we accumulated sufficient historical data in GMNA to support the use of an actuarial-based estimation technique for recall campaigns. As such, we now accrue at the time of vehicle sale in GMNA the costs for recall campaigns. Based on expanded historical data, we recorded a catch-up adjustment of $874 million in Automotive cost of sales in the three months ended June 30, 2014 to adjust the estimate for recall costs for previously sold vehicles. In other geographical regions the historical claims data did not support the application of an actuarial-based model; therefore, recall campaigns are accrued when probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced.

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

Accounting Standards Not Yet Adopted

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In May 2014 the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

Note 2. Marketable Securities

The following table summarizes information regarding marketable securities (dollars in millions):

	Fair Value Level	September 30, 2014		December 31, 2013
		Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	2	$1,618	$1,618	$1,437	$1,437
Sovereign debt	2	991	991	515	515
Money market funds	1	1,384	1,384	1,262	1,262
Corporate debt	2	6,521	6,521	7,598	7,598
Total available-for-sale securities		$10,514	10,514	$10,812	10,812
Trading securities – corporate debt	2		—		25
Total marketable securities classified as cash equivalents			10,514		10,837
Cash, cash equivalents and time deposits			7,546		9,184
Total cash and cash equivalents			$18,060		$20,021
Marketable securities
Available-for-sale securities
U.S. government and agencies	2	$6,257	$6,258	$5,343	$5,344
Corporate debt	2	1,912	1,912	1,889	1,891
Total available-for-sale securities		$8,169	8,170	$7,232	7,235
Trading securities – sovereign debt	2		1,400		1,737
Total marketable securities			$9,570		$8,972
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	1	$1,378	$1,378	$897	$897
Other	2	46	46	34	35
Total marketable securities classified as restricted cash and marketable securities		$1,424	1,424	$931	932
Restricted cash and cash equivalents and time deposits			866		1,144
Total restricted cash and marketable securities			$2,290		$2,076

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

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $663 million and $917 million in the three months ended September 30, 2014 and 2013 and $2.1 billion and $2.6 billion in the nine months ended September 30, 2014 and 2013. Cumulative unrealized gains and losses on available-for-sale securities were insignificant at September 30, 2014 and December 31, 2013 and net unrealized gains and losses on trading securities were insignificant in the three and nine months ended September 30, 2014 and 2013. The following table summarizes the amortized cost and the fair value of investments classified as available-for-sale by contractual maturity at September 30, 2014 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Amortized Cost	Fair Value
Due in one year or less	$15,379	$15,381
Due after one year through five years	1,966	1,965
Total available-for-sale securities with contractual maturities	$17,345	$17,346

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

The following table summarizes the components of consumer and commercial finance receivables, net (dollars in millions):

	September 30, 2014			December 31, 2013
	Consumer	Commercial	Total	Consumer	Commercial	Total
Pre-acquisition finance receivables, outstanding amount	$660	$—	$660	$1,294	$—	$1,294

Pre-acquisition finance receivables, carrying amount	$598	$—	$598	$1,174	$—	$1,174
Post-acquisition finance receivables, net of fees	24,618	6,693	31,311	21,956	6,050	28,006
Finance receivables	25,216	6,693	31,909	23,130	6,050	29,180
Less: allowance for loan losses	(608)	(37)	(645)	(497)	(51)	(548)
GM Financial receivables, net	$24,608	$6,656	$31,264	$22,633	$5,999	$28,632

Fair value of GM Financial receivables, net			$31,607			$28,668

Of the total allowance for loan losses in the above table, $502 million and $427 million were classified as current at September 30, 2014 and December 31, 2013.

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

The following table summarizes activity for the allowance for loan losses on consumer and commercial finance receivables (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance at beginning of period	$615	$447	$548	$351
Provision for loan losses	160	117	408	311
Charge-offs	(230)	(171)	(645)	(419)
Recoveries	106	103	340	253
Effect of foreign currency	(6)	—	(6)	—
Balance at end of period	$645	$496	$645	$496

The balances and activity of the allowance for commercial loan losses included in the above table at and in the three and nine months ended September 30, 2014 and 2013 were insignificant.

Credit Quality

Consumer Finance Receivables

GM Financial uses proprietary scoring systems that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score) and contract characteristics. In addition to GM Financial's proprietary scoring systems GM Financial considers other individual consumer factors such as employment history, financial stability and capacity to pay. Subsequent to origination GM Financial reviews the credit quality of retail receivables based on customer payment activity. At the time of loan origination substantially all of GM Financial's international consumers had prime credit scores. At the time of loan origination many consumers in North America had sub-prime credit scores, which are defined as FICO scores of less than 620. At September 30, 2014 87% of the consumer finance receivables in North America were from consumers with FICO scores of less than 620.

GM Financial purchases consumer finance contracts from automobile dealers without recourse, and accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At September 30, 2014 and December 31, 2013 the accrual of finance charge income has been suspended on delinquent consumer finance receivables with contractual amounts due of $675 million and $642 million. The following table summarizes the contractual amount of delinquent contracts, which is not significantly different than the recorded investment of the consumer finance receivables (dollars in millions):

	September 30, 2014		September 30, 2013
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$979	3.9%	$739	3.8%
Greater-than-60 days delinquent	425	1.7%	291	1.5%
Total finance receivables more than 30 days delinquent	1,404	5.6%	1,030	5.3%
In repossession	49	0.2%	45	0.3%
Total finance receivables more than 30 days delinquent or in repossession	$1,453	5.8%	$1,075	5.6%
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

	September 30, 2014	December 31, 2013
Outstanding recorded investment	$1,123	$767
Less: allowance for loan losses	(140)	(103)
Outstanding recorded investment, net of allowance	$983	$664

Unpaid principal balance	$1,142	$779

Commercial Finance Receivables

GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually, and if necessary, the dealer's risk rating is adjusted on the basis of the review. At September 30, 2014 and December 31, 2013 the commercial finance receivables on non-accrual status were insignificant. The following table summarizes the credit risk profile by dealer grouping of the commercial finance receivables (dollars in millions):

	September 30, 2014	December 31, 2013
Group I - Dealers with superior financial metrics	$699	$549
Group II - Dealers with strong financial metrics	1,679	1,460
Group III - Dealers with fair financial metrics	2,376	1,982
Group IV - Dealers with weak financial metrics	1,214	1,462
Group V - Dealers warranting special mention due to potential weaknesses	557	385
Group VI - Dealers with loans classified as substandard, doubtful or impaired	168	212
	$6,693	$6,050

The credit lines for Group VI dealers are suspended and no further funding is extended to these dealers.

Note 4. Inventories

The following table summarizes the components of Inventories (dollars in millions):

	September 30, 2014	December 31, 2013
Productive material, supplies and work in process	$6,172	$5,872
Finished product, including service parts	9,038	8,167
Total inventories	$15,210	$14,039

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

Sales and income of our China joint ventures (China JVs) are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income. There have been no significant ownership changes in our China JVs since December 31, 2013. The following table summarizes information regarding Equity income (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
China JVs	$484	$425	$1,555	$1,391
Others	13	11	70	29
Total equity income	$497	$436	$1,625	$1,420

We received dividends from nonconsolidated affiliates of $506 million and $0 in the three months ended September 30, 2014 and 2013 and $1.8 billion and $1.6 billion in the nine months ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013 we had undistributed earnings including dividends declared but not received of $1.5 billion and $1.8 billion related to our nonconsolidated affiliates.

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

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Results of operations
Automotive sales and revenue	$659	$599	$2,211	$1,900
Automotive purchases, net	$64	$239	$287	$614
Cash flows
Operating			$3,767	$3,015

	September 30, 2014	December 31, 2013
Financial position
Accounts and notes receivable, net	$592	$756
Accounts payable	$200	$183

Note 6. Variable Interest Entities

Consolidated Variable Interest Entities (VIEs)

Automotive

VIEs that we do not control through a majority voting interest that are consolidated because we are the primary beneficiary include certain vehicle assembling, manufacturing and selling venture arrangements, the most significant of which is GM Egypt. Certain voting and other rights permit us to direct those activities of GM Egypt that most significantly affect its economic performance. The assets and liabilities recorded related to these VIEs consist primarily of Cash and cash equivalents, Restricted cash and marketable securities, Accounts and notes receivable, net, Inventories, Property, net, Accounts payable (principally trade), Accrued liabilities and short-term and long-term debt. Liabilities recognized as a result of consolidating VIEs generally do not represent claims against us or our other subsidiaries and assets recognized generally are for the benefit of the VIEs' operations and cannot be used to satisfy our obligations. The following tables summarize the carrying amounts of assets and liabilities and amounts recorded in earnings related to these consolidated VIEs stated prior to intercompany eliminations (dollars in millions):

	September 30, 2014	December 31, 2013
Total assets	$705	$564
Total liabilities	$506	$395

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total net sales and revenue	$321	$226	$926	$720
Net income	$28	$13	$83	$51

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

	September 30, 2014	December 31, 2013
Restricted cash	$1,696	$1,523
Securitized Assets	$25,512	$23,584
Securitization notes payable and other credit facilities	$20,321	$19,448

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	September 30, 2014	December 31, 2013
Total assets	$223	$169
Total liabilities	$855	$838
Off-balance sheet arrangements	$49	$115

Assets and liabilities consist primarily of Equity in net assets of nonconsolidated affiliates, Short-term debt and current portion of long-term debt and Accrued liabilities. Off-balance sheet arrangements consist of commitments and other liquidity arrangements. Our maximum exposure to loss related to nonconsolidated VIEs approximated the carrying amount of total assets and the amount of off-balance sheet arrangements at September 30, 2014 and December 31, 2013. Refer to Note 10 for additional information on our maximum exposure to loss under agreements with Ally Financial.

Note 7. Short-Term and Long-Term Debt

Automotive

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	September 30, 2014	December 31, 2013
Carrying amount	$7,331	$7,137
Fair value	$7,271	$6,837

The fair value of debt includes $4.9 billion measured utilizing Level 1 inputs at September 30, 2014 and $2.4 billion and $6.8 billion measured utilizing Level 2 inputs at September 30, 2014 and December 31, 2013. The fair value of debt measured utilizing Level 1 inputs was based on quoted prices in active markets for identical instruments that a market participant can access at the measurement date. The fair value of debt measured utilizing Level 2 inputs was based on quoted market prices in inactive markets for identical instruments and if unavailable, a discounted cash flow model. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread based on our senior unsecured notes that is intended to represent our nonperformance risk. We obtain the benchmark yield curves and yields on unsecured notes from independent sources that are widely used in the financial industry.

Revolving Credit Facilities

We received an investment grade corporate rating from Moody's Investor Service (Moody's) in September 2013 and from Standard & Poor's (S&P) in September 2014 which allowed the release of the collateral securing our $11.0 billion revolving credit facilities under their terms.

In October 2014 we amended our two primary revolving credit facilities, increasing our aggregate borrowing capacity from $11.0 billion to $12.5 billion. These facilities consist of a three-year, $5.0 billion facility and a five-year, $7.5 billion facility. Both facilities are available to the Company as well as certain wholly-owned subsidiaries, including GM Financial. The three-year, $5.0 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a GM Financial borrowing sub-limit of $2.0 billion, a letter of credit sub-facility of $1.6 billion and a Brazilian Real sub-facility of $305 million. The five-year, $7.5 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a GM Financial borrowing sub-limit of $2.0 billion, a letter of credit sub-limit of $500 million and a Brazilian Real sub-facility of $195 million.

The revolving credit facilities contain representations, warranties and covenants that are typical for these types of facilities. The facilities also require us to maintain at least $4.0 billion in global liquidity and at least $2.0 billion in U.S. liquidity and to guarantee any borrowings by our subsidiaries. If we fail to maintain an investment grade corporate rating from two or more of the following credit rating agencies: Fitch Ratings (Fitch), Moody's and S&P, we will be required to provide guarantees from certain domestic subsidiaries under the terms of the facilities. Interest rates on obligations under the revolving credit facilities are based on prevailing annual interest rates for Eurodollar loans or an alternative base rate, plus an applicable margin.

Extinguishment of Debt

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the nine months ended September 30, 2013 we prepaid and retired debt obligations with a total carrying amount of $532 million and recorded a net loss on extinguishment of debt of $238 million which primarily represented the unamortized debt discount on GM Korea Company's (GM Korea) mandatorily redeemable preferred stock of $240 million.

Automotive Financing - GM Financial

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$22,932	$22,985	$22,073	$22,170
Unsecured debt	10,842	11,002	6,973	7,078
Total GM Financial debt	$33,774	$33,987	$29,046	$29,248

The fair value of debt included $29.2 billion and $23.0 billion measured utilizing Level 2 inputs and $4.8 billion and $6.2 billion measured utilizing Level 3 inputs at September 30, 2014 and December 31, 2013. The fair value of debt measured utilizing Level 2 inputs was based on quoted market prices and if unavailable, quoted market prices of similar securities. For debt that has terms of one year or less or has been priced within the last six months, the carrying amount or par value is considered to be a reasonable estimate of fair value. The fair value of debt measured utilizing Level 3 inputs was based on the discounted future net cash flows expected to be settled using current risk-adjusted rates.

Secured Debt

Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged finance receivables and leases. Refer to Note 6 for additional information relating to GM Financial's involvement with VIEs. In the nine months ended September 30, 2014 GM Financial issued securitization notes payable of $7.1 billion through securitization transactions with a weighted-average interest rate of 1.4% maturing on various dates through 2022.

Unsecured Debt

In May 2014 GM Financial issued Canadian Dollar $400 million of 3.25% senior notes which are due in May 2017 with interest payable semiannually. In July 2014 GM Financial issued $1.5 billion in aggregate principal amount of senior notes comprising $700 million of 2.625% notes due in July 2017 and $800 million of 3.5% notes due in July 2019. In September 2014 GM Financial issued $2.0 billion in aggregate principal amount of senior notes comprising $750 million of 3.0% notes due in September 2017 and $1.25 billion of 4.375% notes due in September 2021. In October 2014 GM Financial issued Euro 500 million of 1.875% term notes which are due in October 2019.

Note 8. Product Warranty and Related Liabilities

The following table summarizes activity for policy, product warranty, recall campaigns and courtesy transportation (dollars in millions):

	Nine Months Ended
	September 30, 2014	September 30, 2013
Balance at beginning of period	$7,601	$7,633
Warranties issued and assumed in period - recall campaigns and courtesy transportation	2,658	481
Warranties issued and assumed in period - policy and warranty	1,904	2,090
Payments	(3,103)	(2,437)
Adjustments to pre-existing warranties	1,095	5
Effect of foreign currency and other	(132)	(191)
Balance at end of period	$10,023	$7,581

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the nine months ended September 30, 2014 we recorded charges of approximately $2.7 billion in Automotive cost of sales relating to recall campaigns and courtesy transportation, of which approximately 90% was recorded in GMNA. The recorded charges primarily comprised: (1) approximately $680 million for 2.6 million vehicles to repair ignition switches that could result in a loss of electrical power under certain circumstances that may prevent front airbags from deploying in the event of a crash (accident victims who died or suffered physical injury associated with these vehicles (or their families) may be eligible to participate in a compensation program, as more fully described in Note 10); to fix ignition lock cylinders that could allow removal of the ignition key while the engine is running, leading to possible rollaway or crash; and to provide courtesy transportation to owners of affected vehicles; partially offset by adjustments of approximately $95 million for courtesy transportation as a result of greater part availability and fewer customers utilizing courtesy transportation than originally estimated and approximately $80 million for costs originally estimated separately for ignition switches and ignition lock cylinders that are now being shipped and repaired at the same time resulting in reduced costs; (2) approximately $340 million for 1.9 million vehicles to replace either the power steering motor, the steering column, the power steering motor control unit or a combination of the steering column and the power steering motor control unit as the electric power steering could fail under certain circumstances; (3) approximately $185 million for 1.3 million vehicles prone to non-deployment of the side impact restraints if vehicles are not serviced when the Service Air Bag warning light is illuminated; (4) approximately $90 million for 2.7 million vehicles to modify the brake lamp wiring harness that could have corrosion develop due to micro-vibration; (5) approximately $80 million for 1.5 million vehicles to replace front safety lap belt cables that could fatigue and separate over time; (6) approximately $150 million for 1.4 million vehicles to replace the shift cable that could wear out over time resulting in mismatches of the gear position indicated by the shift lever; (7) approximately $325 million for 12.1 million vehicles to rework or replace ignition keys because the ignition switch may move out of the “run” position which may impact power steering and power braking and, depending on the timing of the key movement relative to the activation of the sensing algorithm of a crash event, may result in airbags not deploying; and (8) approximately $520 million for 5.2 million vehicles for other matters.

We have historically accrued estimated costs related to recall campaigns in GMNA when they are probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced. During the three months ended June 30, 2014, following the significant increase in the number of vehicles subject to recall in GMNA, the results of our ongoing comprehensive safety review, additional engineering analysis, the creation of a new Global Product Integrity organization, the appointment of a new Global Vice President of Vehicle Safety responsible for the safety development of our vehicle systems and our overall commitment to customer satisfaction, we accumulated sufficient historical data in GMNA to support the use of an actuarial-based estimation technique for recall campaigns. As such, we now accrue at the time of vehicle sale in GMNA the costs for recall campaigns. Based on the expanded historical data we recorded a catch-up adjustment of $874 million in the three months ended June 30, 2014 to adjust the estimate for recall costs for previously sold vehicles, which is included in Adjustments to pre-existing warranties in the nine months ended September 30, 2014. The estimation technique for recall campaigns takes into account our historical experience, including incident rates of recall campaigns. In the three months ended September 30, 2014 we announced ten recalls covering approximately 3.5 million vehicles related to safety, customer satisfaction and other matters. The costs for these recalls are comprehended in the catch-up adjustment.

Note 9. Pensions and Other Postretirement Benefits

The following table summarizes the components of net periodic pension and other postretirement benefits (OPEB) (income) expense (dollars in millions):

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$94	$92	$4	$3	$98	$116	$6	$3
Interest cost	765	259	52	14	710	251	54	15
Expected return on plan assets	(978)	(221)	—	—	(891)	(204)	—	—
Amortization of prior service cost (credit)	(1)	4	(1)	(3)	(1)	4	(28)	(4)
Amortization of net actuarial (gains) losses	(22)	37	3	(1)	2	56	21	2
Curtailments, settlements and other (gains) losses	3	3	—	—	(3)	(4)	(83)	—
Net periodic pension and OPEB (income) expense	$(139)	$174	$58	$13	$(85)	$219	$(30)	$16

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$285	$297	$10	$8	$296	$309	$19	$10
Interest cost	2,295	784	162	41	2,128	757	164	43
Expected return on plan assets	(2,935)	(662)	—	—	(2,672)	(618)	—	—
Amortization of prior service cost (credit)	(3)	13	(2)	(10)	(3)	14	(87)	(11)
Amortization of net actuarial (gains) losses	(68)	117	10	(4)	5	156	67	5
Curtailments, settlements and other (gains) losses	1	4	—	—	2	(1)	(83)	—
Net periodic pension and OPEB (income) expense	$(425)	$553	$180	$35	$(244)	$617	$80	$47

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

Note 10. Commitments and Contingencies

The following tables summarize information related to Commitments and contingencies (dollars in millions):

	September 30, 2014		December 31, 2013
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees
Third party commercial loans and other obligations(b)	$14	$2,442	$51	$15,616
Other product-related claims	$54	$2,338	$54	$1,317
________

(a)	Calculated as future undiscounted payments.

(b)
Includes liabilities recorded of $1 million and $10 million and maximum liabilities of $2.3 billion and $15.3 billion related to Ally Financial repurchase obligations at September 30, 2014 and December 31, 2013.

	Liability Recorded
	September 30, 2014	December 31, 2013
Other litigation-related liability and tax administrative matters	$1,061	$1,227
Product liability	$741	$690
Ignition switch recall compensation program	$400
Environmental liability	$141	$154

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

Agreements with third parties that guarantee the fulfillment of certain suppliers' commitments and other obligations expire in 2014 through 2019 or are ongoing, or upon the occurrence of specific events.

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

In connection with certain divestitures of assets or operating businesses, we have entered into agreements indemnifying certain buyers and other parties with respect to environmental conditions and other closure costs pertaining to real property we owned. We periodically enter into agreements that incorporate indemnification provisions in the normal course of business. It is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. Insignificant amounts have been recorded for such obligations as the majority of them are not probable or estimable at this time and the fair value of the guarantees at issuance was insignificant. In addition we indemnify dealers for certain product liability related claims as subsequently discussed.

With respect to other product-related claims involving products manufactured by certain joint ventures, we believe that costs incurred are adequately covered by recorded accruals. These guarantees terminate in years ranging from 2020 to 2029.

Other Litigation-Related Liability and Tax Administrative Matters

Various legal actions, governmental investigations, claims and proceedings are pending against us, including matters arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; tax-related matters not recorded pursuant to Accounting Standards Codification (ASC) 740, "Income Taxes" (indirect tax-related matters) and environmental matters.

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which we believe that losses are probable and can be reasonably estimated, the majority of which are associated with indirect tax-related matters as well as non-U.S. labor-related matters. Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $500 million to $800 million. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2014. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities and deferred income taxes. Litigation is inherently unpredictable however; and unfavorable resolutions could occur. Accordingly it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

Proceedings Related to Ignition Switch Recall

In the three months ended March 31, 2014, we announced recalls to repair ignition switches that under certain circumstances could unintentionally move from the “run” position to the “accessory” or “off” position with a corresponding loss of power, which in turn may prevent airbags from deploying in the event of a crash. Those recalls included Chevrolet Cobalt, HHR, Pontiac G5, Pursuit, Solstice, and Saturn ION and Sky vehicles. Since those recalls, we have announced a number of additional recalls in the nine months ending September 30, 2014, relating to safety, customer satisfaction, and other matters.

Through October 20, 2014 we are aware of 107 putative class actions that are pending against GM in various U.S. District Courts and state courts alleging that consumers who purchased or leased GM vehicles have been economically harmed by one or more of the recalls announced this year and/or the underlying vehicle conditions associated with those recalls. In the aggregate, these economic-loss cases seek recovery for purported compensatory damages, including alleged diminution in value of the vehicles, punitive damages, and injunctive and other relief. In addition, through October 20, 2014, we are aware of 63 actions pending against GM alleging injury or death as a result of defects that may be the subject of recalls announced in the nine months ending September 30, 2014, including faulty ignition switches and/or the failure of air bags to properly deploy due to faulty ignition switches. In the aggregate, these personal injury cases seek recovery for purported compensatory damages, punitive damages, and other relief.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Since June 2014, the United States Judicial Panel on Multidistrict Litigation has issued orders from time to time directing that certain pending economic-loss and personal injury federal lawsuits involving alleged faulty ignition switches or other defects that may be related to the recalls announced this year be transferred to, and consolidated in, a single federal court, the Southern District of New York (the multidistrict litigation). Through October 20, 2014, 130 cases have been transferred and consolidated as part of the multidistrict litigation. GM has requested that various other recently filed federal lawsuits also be transferred and consolidated in the multidistrict litigation. The court in the multidistrict litigation has appointed lead counsel to prosecute the claims on behalf of all plaintiffs in the consolidated cases. On October 14, 2014, lead counsel filed two amended consolidated complaints. In addition to the cases pending in the multidistrict litigation, other economic-loss and personal injury cases related to ignition-switch and other alleged defects that may be the subject of recalls in 2014 are pending in various other state and federal courts throughout the country. Additionally, through October 20, 2014, 17 putative class actions have been filed in various Provincial Courts in Canada seeking similar relief as the U.S.-based cases.

With regard to the two previously reported shareholder derivative actions pending in the United States District Court for the Eastern District of Michigan against certain current and former GM directors, those actions have been consolidated and GM filed a motion to dismiss the consolidated amended complaint on October 9, 2014. With regard to the four previously reported shareholder derivative actions pending in the Chancery Court for the State of Delaware, those actions have been consolidated and plaintiffs filed an amended consolidated complaint on October 13, 2014. With regard to the two previously reported derivative actions filed in the Circuit Court of Wayne County, Michigan, those actions have been consolidated and stayed pending the federal derivative actions.

GM intends to vigorously defend all of these actions.

We are also the subject of various inquiries, investigations, subpoenas and requests for information from the U.S. Attorney’s Office for the Southern District of New York, Congress, the SEC, Transport Canada and 48 state attorneys general in connection with our recent recalls. We are also in discussions with the National Highway Traffic Safety Administration (NHTSA) on various recall related matters. We are investigating these matters and believe we are cooperating fully with all requests. Such investigations and discussions could in the future result in the imposition of material damages, fines or civil and criminal penalties and other remedies.

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

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) issued a decision affirming a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court) and initiated a constitutional challenge to the adverse interpretation of the relevant statute. In December 2013 the Supreme Court rendered a decision in a case involving another company not affiliated with us which addressed many of the issues presented in the cases pending against GM Korea and resolved many of them in a manner which we believe is favorable to GM Korea. In particular, while the Supreme Court held that fixed bonuses should be included in the calculation of Ordinary Wages, it also held that claims for retroactive application of this rule would be barred under certain circumstances. On May 29, 2014 the Supreme Court rendered its decision with respect to the case involving the five GM Korea employees and remanded the case to the Seoul High Court consistent with its December 2013 ruling. In July 2014 GM Korea and its labor union agreed to include bonuses and certain allowances in ordinary wages retroactively to March 1, 2014. Therefore our accrual related to these cases was reclassified from a contingent liability to the Pensions liability. We estimate our reasonably possible loss, as defined by ASC 450, “Contingencies,” in excess of amounts accrued to be 557 billion South Korean Won (equivalent to $528 million) at September 30, 2014, which relates to periods before March 1, 2014. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. At September 30, 2014 we have identified a reasonably possible loss in excess of the amount of our accrual of 164 billion South Korean Won (equivalent to $155 million). Both the scope of claims asserted and GM Korea's

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

assessment of any or all of the individual claim elements may change if new information becomes available. These cases are currently pending before various district courts in Korea and the Supreme Court.

GMCL Dealers' Claim

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against General Motors of Canada Limited (GMCL) on behalf of a purported class of over 200 former GMCL dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GMCL. In May 2009 in the context of the global restructuring of the business and the possibility that GMCL might be required to initiate insolvency proceedings, GMCL offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GMCL dealer network and to facilitate winding down their operations in an orderly fashion by December 31, 2009 or such other date as GMCL approved but no later than on October 31, 2010. The Plaintiff Dealers allege that the Dealer Sales and Service Agreements were wrongly terminated by GMCL and that GMCL failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” Canadian Dollar $750 million, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues including: (1) whether GMCL breached its obligation of "good faith" in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). A number of former dealers have opted out of participation in the litigation, leaving 181 dealers in the certified class. Trial of the class issues is currently ongoing. The current prospects for liability are uncertain, but because liability is not deemed probable we have no accrual relating to this litigation. We cannot estimate the range of reasonably possible loss in the event of liability as the case presents a variety of different legal theories, none of which GMCL believes are valid.

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

At September 30, 2014 we have an accrual of $400 million recorded in Corporate which represents our best estimate of amounts that may be paid under the Program. However, it is reasonably possible that the liability could exceed our recorded amount by approximately $200 million. The most significant estimates affecting the amount recorded include the number of participants that have eligible claims related to death and physical injury, which also contemplates the severity of injury, the length of hospital stays and related compensation amounts and the number of people who actually elect to participate in the Program. Our estimate is subject to significant uncertainties, as programs of this nature are highly unusual and each eligible claim will have a unique underlying fact pattern. While we do not anticipate material changes to our current estimate, it is possible that material changes could occur should actual eligible claims and the related compensation amounts differ from this estimate. The Program began

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

accepting claims on August 1, 2014 and will continue accepting claims through December 31, 2014. Payments to eligible claimants will begin in the fourth quarter 2014 and will continue through the first half of 2015. Accident victims (or their families) could choose not to participate in the Program and pursue litigation against us. As of October 17, 2014 the Program received 1,517 claims and the independent program administrator has determined 56 claims to be eligible for payment under the Program. Remaining claims are either under review, deficient awaiting further documentation or deemed ineligible. Based on currently available information we believe our accrual at September 30, 2014 is adequate to cover the estimated costs under the Program. As of October 17, 2014 no payments have been made on any claims under the Program. Accident victims that accept a payment under the Program agree to settle all claims against GM related to the accident.

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information obtained. In future periods new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. It is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At September 30, 2014 we estimate the remediation losses could range from $110 million to $220 million.

Other Matters

Brazil Excise Tax Incentive

In October 2012 the Brazilian government issued a decree which increased an excise tax rate by 30 percentage points, but also provided an offsetting tax incentive that requires participating companies to meet certain criteria, such as local investment and fuel efficiency standards. Participating companies that fail to meet the required criteria are subject to clawback provisions and fines. At September 30, 2014 we believe it is reasonably assured that the program requirements will be met based on the current business model and available technologies.

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
In the three months ended September 30, 2014 income tax expense of $427 million resulted from tax expense attributable to entities included in our effective tax rate calculation of $787 million, partially offset by a net tax benefit from various tax settlements and other items. In the three months ended September 30, 2013 income tax expense of $842 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation.
In the nine months ended September 30, 2014 income tax benefit of $51 million resulted from tax expense attributable to entities included in our effective tax rate calculation of $799 million, more than offset by a net tax benefit from various tax settlements and other items. In the nine months ended September 30, 2013 income tax expense of $2.0 billion primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. We have open tax years from 2006 to 2013 with various significant tax jurisdictions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 12. Restructuring and Other Initiatives

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

The following tables summarize the reserves related to restructuring and other initiatives and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2014	$497	$503	$333	$16	$1,349
Additions, interest accretion and other	10	191	48	49	298
Payments	(30)	(106)	(21)	(51)	(208)
Revisions to estimates and effect of foreign currency	(6)	2	(2)	(1)	(7)
Balance at March 31, 2014	471	590	358	13	1,432
Additions, interest accretion and other	10	179	27	24	240
Payments	(26)	(68)	(116)	(29)	(239)
Revisions to estimates and effect of foreign currency	5	(2)	(5)	—	(2)
Balance at June 30, 2014	460	699	264	8	1,431
Additions, interest accretion and other	9	173	70	5	257
Payments	(21)	(60)	(141)	(10)	(232)
Revisions to estimates and effect of foreign currency	(6)	(60)	(16)	—	(82)
Balance at September 30, 2014(a)	$442	$752	$177	$3	$1,374

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2013	$653	$590	$39	$38	$1,320
Additions, interest accretion and other	27	35	2	22	86
Payments	(58)	(116)	(26)	(12)	(212)
Revisions to estimates and effect of foreign currency	7	(14)	(1)	1	(7)
Balance at March 31, 2013	629	495	14	49	1,187
Additions, interest accretion and other	12	31	15	12	70
Payments	(56)	(80)	(13)	(34)	(183)
Revisions to estimates and effect of foreign currency	(26)	4	(1)	(2)	(25)
Balance at June 30, 2013	559	450	15	25	1,049
Additions, interest accretion and other	9	11	54	12	86
Payments	(38)	(43)	(47)	(17)	(145)
Revisions to estimates and effect of foreign currency	(1)	5	—	—	4
Balance at September 30, 2013(a)	$529	$423	$22	$20	$994
________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $352 million and $346 million at September 30, 2014 and 2013 for GMNA, primarily relate to postemployment benefits.

Three and Nine Months Ended September 30, 2014

Restructuring and other initiatives at GME primarily relate to our plan to terminate all vehicle and transmission production at our Bochum, Germany facility by the end of 2014. Through September 30, 2014 the active separation programs related to Germany

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

had a total cost of $716 million. We expect to complete these programs in 2014 and incur additional charges of $130 million. In total 3,690 employees will be affected by these programs.

Restructuring and other initiatives at GMIO primarily relate to separation programs in Australia and Korea, the withdrawal of the Chevrolet brand from Europe and the cessation of manufacturing in Australia. Through September 30, 2014 the active separation programs related to Australia, Korea and Chevrolet Europe locations had a total cost of $454 million and had affected a total of 3,350 employees. We expect to complete these programs in 2017 and incur additional restructuring and other charges of $350 million.

Restructuring and other initiatives at GMSA primarily relate to active separation programs in Brazil and Venezuela. Through September 30, 2014 the active separation programs related to Brazil and Venezuela had a total cost of $58 million.

Three and Nine Months Ended September 30, 2013

Restructuring and other initiatives primarily relate to: (1) cash severance incentive programs for skilled trade U.S. hourly employees and service cost for hourly layoff benefits at GMNA; (2) separation and early retirement programs in Germany at GME; (3) separation programs in Korea and Australia at GMIO; and (4) separation programs in Brazil at GMSA.

Note 13. Stockholders' Equity

Preferred and Common Stock

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had 156 million shares of Series A Preferred Stock issued and outstanding at September 30, 2014 and December 31, 2013 and 1.6 billion and 1.5 billion shares of common stock issued and outstanding at September 30, 2014 and December 31, 2013. In September 2013 we purchased 120 million shares (or 43.5% of total shares outstanding) of our Series A Preferred Stock held by the UAW Retiree Medical Benefits Trust at a price equal to 108.1% of the aggregate liquidation amount for $3.2 billion. We recorded a loss for the difference between the carrying amount of the Series A Preferred Stock purchased and the consideration paid, which reduced Net income attributable to common stockholders by $816 million. In September 2014 we repurchased 5 million shares of our outstanding common stock at a weighted-average price of $33.69 per share, to offset the dilution from the June 2014 grant of stock incentive awards under the Long-Term Incentive Plan (LTIP).

The following table summarizes dividends paid on our preferred and common stock (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Series A Preferred Stock	$87	$971	$263	$1,282
Series B Preferred Stock(a)		$60		$178
Common stock(b)	$483	$—	$1,445	$—
________

(a)	On December 1, 2013 all outstanding shares of our Series B Preferred Stock were converted into shares of our common stock.

(b)	No common stock dividends were declared or paid prior to 2014.

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Foreign Currency Translation Adjustments
Balance at beginning of period	$(661)	$(131)	$(614)	$101
Other comprehensive loss	(94)	(114)	(119)	(406)
Tax expense (benefit)	(15)	40	12	(9)
Other comprehensive loss, net of tax	(79)	(154)	(131)	(397)
Other comprehensive loss attributable to noncontrolling interests, net of tax	8	3	13	14
Balance at end of period	$(732)	$(282)	$(732)	$(282)

Unrealized Gains and Losses on Securities, Net
Balance at beginning of period	$5	$23	$2	$41
Other comprehensive income (loss) before reclassification adjustment	(3)	203	3	200
Tax expense (benefit)	(1)	2	2	(7)
Other comprehensive income (loss) before reclassification adjustment, net of tax	(2)	201	1	207
Reclassification adjustment	(5)	—	(6)	(31)
Tax benefit	(1)	—	(2)	(7)
Reclassification adjustment, net of tax	(4)	—	(4)	(24)
Other comprehensive income (loss), net of tax	(6)	201	(3)	183
Balance at end of period	$(1)	$224	$(1)	$224

Defined Benefit Plans, Net
Balance at beginning of period	$(2,477)	$(7,932)	$(2,501)	$(8,194)
Other comprehensive income (loss) before reclassification adjustment - prior service cost or credit	(4)	1	(2)	(3)
Other comprehensive income before reclassification adjustment - actuarial gains or losses	221	59	213	249
Tax expense (benefit)	(37)	94	3	109
Other comprehensive income (loss) before reclassification adjustment, net of tax	254	(34)	208	137
Reclassification adjustment - prior service cost or credit (a)	1	(29)	22	(87)
Reclassification adjustment - actuarial gains or losses (a)	17	68	61	220
Tax benefit (a)	(8)	(4)	(13)	(1)
Reclassification adjustment, net of tax (a)	26	43	96	134
Other comprehensive income, net of tax	280	9	304	271
Balance at end of period	$(2,197)	$(7,923)	$(2,197)	$(7,923)

Accumulated other comprehensive loss	$(2,930)	$(7,981)	$(2,930)	$(7,981)
________

(a)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 9 for additional information.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Basic earnings per share
Net income attributable to stockholders	$1,471	$1,717	$1,962	$4,306
Less: cumulative dividends on preferred stock(a)	(87)	(1,019)	(263)	(1,449)
Net income attributable to common stockholders	$1,384	$698	$1,699	$2,857

Weighted-average common shares outstanding - basic	1,612	1,386	1,603	1,378
Basic earnings per common share	$0.86	$0.50	$1.06	$2.07
Diluted earnings per share
Net income attributable to stockholders	$1,471	$1,717	$1,962	$4,306
Add: preferred dividends to holders of Series B Preferred Stock		59		179
Less: cumulative dividends on preferred stock(a)	(87)	(1,019)	(263)	(1,449)
Less: earnings adjustment for dilutive stock compensation rights	(8)		(22)
Net income attributable to common stockholders	$1,376	$757	$1,677	$3,036
Weighted-average common shares outstanding - diluted
Weighted-average common shares outstanding - basic	1,612	1,386	1,603	1,378
Dilutive effect of warrants and restricted stock units (RSUs)	79	155	87	146
Dilutive effect of conversion of Series B Preferred Stock		140		148
Weighted-average common shares outstanding - diluted	1,691	1,681	1,690	1,672

Diluted earnings per common share	$0.81	$0.45	$0.99	$1.82
________

(a)
Includes earned but undeclared dividends of $15 million on our Series A Preferred Stock in the three and nine months ended September 30, 2014 and 2013 and $20 million on our Series B Preferred stock in the three and nine months ended September 30, 2013.

Prior to the December 2013 conversion to common shares, our Series B Preferred Stock was a participating security that required the application of the more dilutive of the two-class or if-converted method to calculate earnings per share when the applicable market value of our common stock was below or above the range of $33.00 to $39.60 per common share. We were required to use the if-converted method to calculate earnings per share when the applicable market value of our common stock was within this range, which applied in the three and nine months ended September 30, 2013. The dilutive effect of the Series B Preferred Stock was determined by assuming conversion of the securities at the beginning of the period resulting in an increase to the weighted-average common shares outstanding and an increase to Net income attributable to common stockholders from adding the accumulated dividends on our Series B Preferred Stock.

In the three and nine months ended September 30, 2014 and 2013 warrants to purchase 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

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

At September 30, 2014 we also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, primarily in Asia. These companies design, manufacture and market vehicles under the following brands:

• Alpheon	• Buick	• Chevrolet	• Wuling
• Baojun	• Cadillac	• Jiefang

Our automotive operations' interest income and interest expense are recorded centrally in Corporate. All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment (dollars in millions):

	At and For the Three Months Ended September 30, 2014
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$25,816	$5,226	$3,716	$3,202	$39		$37,999	$—	$—	$37,999
GM Financial revenue	—	—	—	—	—		—	1,261	(5)	1,256
Total net sales and revenue	$25,816	$5,226	$3,716	$3,202	$39		$37,999	$1,261	$(5)	$39,255

Income (loss) before interest and taxes-adjusted	$2,452	$(387)	$259	$(32)	$(233)		$2,059	$205	$(1)	$2,263
Adjustments(a)	$(132)	$(194)	$2	$—	$—		$(324)	$3	$—	(321)
Automotive interest income										50
Automotive interest expense										(96)
Gain on extinguishment of debt										2
Net loss attributable to noncontrolling interests										(29)
Income before income taxes										$1,869

Total assets	$96,668	$11,463	$21,797	$10,933	$29,417	$(34,999)	$135,279	$43,762	$(2,133)	$176,908
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,023	$282	$206	$92	$20	$(1)	$1,622	$248	$—	$1,870
________

(a)
Consists of charges related to flood damage of $132 million in GMNA; property and intangible asset impairment charges of $194 million related to our Russian subsidiaries in GME; and other of $5 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended September 30, 2013
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$23,506	$5,376	$4,818	$4,381	$39		$38,120	$—	$—	$38,120
GM Financial revenue	—	—	—	—	—		—	867	(4)	863
Intersegment	2	—	—	—	—		2	—	(2)	—
Total net sales and revenue	$23,508	$5,376	$4,818	$4,381	$39		$38,122	$867	$(6)	$38,983

Income (loss) before interest and taxes-adjusted	$2,187	$(238)	$323	$284	$(161)		$2,395	$239	$3	$2,637
Adjustments(a)	$—	$—	$(48)	$—	$—		$(48)	$—	$—	(48)
Automotive interest income										33
Automotive interest expense										(65)
Gain on extinguishment of debt										2
Net loss attributable to noncontrolling interests										(12)
Income before income taxes										$2,547

Total assets	$92,876	$12,202	$24,452	$12,327	$23,929	$(27,547)	$138,239	$32,000	$(1,700)	$168,539
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$998	$88	$171	$111	$24	$—	$1,392	$145	$(2)	$1,535
________

(a)	Consists of Goodwill impairment charges of $48 million in GMIO, which is presented net of noncontrolling interests.

	For the Nine Months Ended September 30, 2014
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$75,891	$16,820	$10,548	$9,404	$113		$112,776	$—	$—	$112,776
GM Financial revenue	—	—	—	—	—		—	3,549	(13)	3,536
Total net sales and revenue	$75,891	$16,820	$10,548	$9,404	$113		$112,776	$3,549	$(13)	$116,312

Income (loss) before interest and taxes-adjusted	$4,394	$(976)	$826	$(269)	$(576)		$3,399	$684	$(3)	$4,080
Adjustments(a)	$(1,006)	$(194)	$(19)	$(419)	$(400)		$(2,038)	$11	$—	(2,027)
Automotive interest income										155
Automotive interest expense										(299)
Gain on extinguishment of debt										2
Net income attributable to noncontrolling interests										47
Income before income taxes										$1,958

Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$3,336	$506	$482	$297	$55	$(3)	$4,673	$623	$—	$5,296
________

(a)
Consists of a catch-up adjustment related to the change in estimate for recall campaigns of $874 million and charges related to flood damage of$132 million in GMNA; property and intangible asset impairment charges of $194 million related to our Russian subsidiaries in GME; Venezuela currency devaluation of $419 million in GMSA; a charge related to the ignition switch recall compensation program of $400 million in Corporate; and other of $8 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Nine Months Ended September 30, 2013
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$69,974	$16,254	$13,982	$12,380	$114		$112,704	$—	$—	$112,704
GM Financial revenue	—	—	—	—	—		—	2,243	(5)	2,238
Intersegment	8	—	—	—	—		8	—	(8)	—
Total net sales and revenue	$69,982	$16,254	$13,982	$12,380	$114		$112,712	$2,243	$(13)	$114,942

Income (loss) before interest and taxes-adjusted	$5,577	$(504)	$1,027	$300	$(397)		$6,003	$673	$3	$6,679
Adjustments(a)	$(1)	$1	$43	$(157)	$—		$(114)	$—	$—	(114)
Automotive interest income										189
Automotive interest expense										(217)
Loss on extinguishment of debt										(238)
Net loss attributable to noncontrolling interests										(28)
Income before income taxes										$6,271

Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$2,938	$335	$560	$369	$47	$(1)	$4,248	$340	$(10)	$4,578
________

(a)
Consists of the acquisition of GM Korea preferred shares of $67 million and Goodwill impairment charges of $48 million in GMIO, which is presented net of noncontrolling interests; Venezuela currency devaluation of $162 million in GMSA; and other of $29 million.

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

Overview

Our strategic plan includes several major initiatives that we anticipate will help us achieve 9% to 10% margins on an earnings before interest and taxes (EBIT)-adjusted basis by early next decade: (1) lead the industry in product design and leading edge technology; (2) grow our Cadillac brand; (3) continue our growth in China; (4) continue our growth of GM Financial; and (5) deliver core operating efficiencies. Our financial targets include the following:

•	EBIT-adjusted margins of 10% in GMNA in 2016, which we anticipate will be driven by product launches, disciplined pricing and a focus on fixed costs;

•	Return to profitability in GME in 2016 driven by investments in our product portfolio, a revised brand strategy and reducing material, development and production costs;

•
Continue to improve our results in GMIO (excluding the results of our China JVs) through our emerging market product portfolio, improvements in brand strategy and dealer networks, cost structure and sourcing over the medium term;

•	Maintain net income margins in the 9% to 10% range at our China JVs, with plans to invest approximately $14 billion in China through 2018 and increase vehicle sales volumes by nearly 40% by 2018;

•	Continue to improve our core operations in GMSA through product launches and material and logistics optimization, with a long-term objective of single digit EBIT-adjusted margins; and

•	Increase GM Financial’s support of the sale of new GM vehicles around the world through an increase in prime lending in the U.S. and entry into China.

Automotive

As more fully described in the “GM North America” section of MD&A we recorded charges of approximately $2.7 billion in Automotive cost of sales relating to recall campaigns and courtesy transportation in the nine months ended September 30, 2014, of which approximately 90% was recorded in GMNA.

In the three months ended June 30, 2014 we announced the creation of a compensation program (the Program) to compensate accident victims who died or suffered physical injury (or their families) as a result of a faulty ignition switch related to the 2.6 million vehicles recalled under the Ignition Switch Recall. Refer to the “GM North America” section of MD&A for additional information on the Ignition Switch Recall. It is important to us that we reach everyone through this Program who has been impacted. The Program is being administered by an independent program administrator. The independent administrator has established a protocol that defines the eligibility requirements to participate in the Program. There is no cap on the amount of payments that can be made to claimants under the Program.

In the three months ended June 30, 2014 we recorded $0.4 billion in Automotive selling, general and administrative expense in Corporate which represents our best estimate of amounts that may be paid under the Program. However, it is reasonably possible that the liability could exceed our recorded amount by approximately $0.2 billion. The most significant estimates affecting the amount recorded include the number of participants that have eligible claims related to death and physical injury, which also contemplates the severity of injury, the length of hospital stays and related compensation amounts and the number of people who

GENERAL MOTORS COMPANY AND SUBSIDIARIES

actually elect to participate in the Program. Our estimate is subject to significant uncertainties, as programs of this nature are highly unusual and each eligible claim will have a unique underlying fact pattern. While we do not anticipate material changes to our current estimate, it is possible that material changes could occur if actual eligible claims and the related compensation amounts differ from this estimate. The Program began accepting claims on August 1, 2014 and will continue accepting claims through December 31, 2014. Payments to eligible claimants will begin in the fourth quarter 2014 and will continue through the first half of 2015. Accident victims (or their families) could choose not to participate in the Program and pursue litigation against us. The amount recorded in the three months ended June 30, 2014 was treated as an adjustment for EBIT-adjusted reporting purposes. As of October 17, 2014 the Program received 1,517 claims and the independent program administrator has determined 56 claims to be eligible for payment under the Program. Remaining claims are either under review, deficient awaiting further documentation or deemed ineligible. Based on currently available information we believe our accrual at September 30, 2014 is adequate to cover the estimated costs under the Program. As of October 17, 2014 no payments have been made on any claims under the Program. Accident victims that accept a payment under the Program agree to settle all claims against GM related to the accident.

Even though our consolidated Net income decreased from $4.3 billion to $2.0 billion we had strong financial results in the nine months ended September 30, 2014 excluding the impact of recall-related charges. GMNA and our consolidated international operations are consistent with our expectations, while Europe and China are outperforming our expectations. However, we experienced weaker performance in GMSA due to the challenging environment in Venezuela, Brazil and Argentina.

We analyze the results of our automotive business through our four geographically-based segments:

GMNA

Automotive industry volume has continued to grow in North America. In January we expected U.S. industry light vehicle sales for the calendar year to fall in a range of 16 - 16.5 million units. In the nine months ended September 30, 2014, the seasonally-adjusted annual selling rate for light vehicles was 16.4 million and we expect full year U.S. industry light vehicle sales to be at the high end of our original outlook.
In the nine months ended September 30, 2014 our U.S. retail vehicle sales increased at a rate approximately 1.3 percentage points less than industry sales. As a result, our U.S. market share decreased by 0.2 percentage points. U.S. market share for both Chevrolet and Cadillac decreased, GMC increased and Buick was equal to the prior year.
GMNA continued to generate increases in average transaction prices (ATP) in U.S. According to J.D. Power PIN estimates, in the nine months ended September 30, 2014 we achieved record ATP in the U.S. on the strength of new products such as large pick-ups and SUVs. Contributing to the record ATP, our U.S. year-to-date incentive spending as a percentage of ATP decreased by 0.2 percentage points, while industry spending increased by 0.4 percentage points compared to the prior year.
The first deliveries of the new 2015 Chevrolet Colorado and GMC Canyon mid-size pick-ups occurred in September 2014. We have announced plans to add a third shift at our Wentzville, Mo., assembly plant in early 2015 to meet expected demand for both mid-size pick-ups and full-size vans.
Customer safety and satisfaction were the major reasons for the recall of approximately 32 million vehicles announced during the nine months ended September 30, 2014. These recalls included: (1) approximately 2.6 million vehicles to repair ignition switches that could result in a loss of electrical power under certain circumstances that may prevent front airbags from deploying in the event of a crash (accident victims who died or suffered physical injury associated with these vehicles (or their families) may be eligible to participate in a compensation program, as more fully described in Note 10 to our condensed consolidated financial statements) and to fix ignition lock cylinders that could allow removal of the ignition key while the engine is running, leading to possible rollaway or crash; (2) approximately 1.9 million vehicles to replace either the power steering motor, the steering column, the power steering motor control unit or a combination of the steering column and the power steering motor control unit as the electric power steering could fail under certain circumstances; (3) approximately 1.3 million vehicles prone to non-deployment of the side impact restraints if vehicles are not serviced when the Service Air Bag warning light is illuminated; (4) approximately 2.7 million vehicles to modify the brake lamp wiring harness that could have corrosion develop due to micro-vibration; (5) approximately 1.5 million vehicles to replace front safety lap belt cables that could fatigue and separate over time; (6) approximately 1.4 million vehicles to replace the shift cable that could wear out over time resulting in mismatches of the gear position indicated by the shift lever; (7) approximately 12.1 million vehicles to rework or replace ignition keys because the ignition switch may move out of the “run” position which may impact power steering and power braking and, depending on timing of the key movement relative to the activation of the sensing algorithm of a crash event, may result in airbags not deploying; (8) approximately 1.1 million vehicles to repair a loose battery cable that could impact vehicle warning systems; (9) approximately 0.7 million vehicles

GENERAL MOTORS COMPANY AND SUBSIDIARIES

to repair ignition mechanisms where the ignition key could be pulled out while the vehicle is in the run position; (10) approximately 0.6 million vehicles to replace the wave plate in all vehicles with 6T70 and 6T75 transmissions which could crack under certain circumstances; and (11) approximately 6.3 million vehicles for other matters. In the three and six months ended June 30, 2014 we recorded charges of approximately $1.1 billion and $2.4 billion primarily for the estimated costs of parts and labor to repair these vehicles and for courtesy transportation. The cost of the vehicles recalled in the three months ended September 30, 2014 were comprehended in the June 30, 2014 catch-up adjustment of $874 million associated with a change in estimate for previously sold vehicles. Total Net sales and revenue for GMNA have increased for both the three and nine months ended September 30, 2014 as compared to prior year periods by 9.8% and 8.4%. It is difficult to determine the impact, if any, on current or future net sales and revenue due to our recent recall activity. Of the approximately 32 million vehicles subject to recall, approximately 61% of the vehicles and 66% of the costs involve vehicles we no longer produce or sell. We began repairing vehicles in early April and we have produced sufficient parts to have the ability to repair all vehicles impacted by the Ignition Switch Recall. Refer to the "GM North America" section of MD&A for additional information on all of the recalls we announced in 2014.

GME

The automotive industry conditions in Europe remain challenging due to economic uncertainty resulting from weak gross domestic growth, high unemployment and vehicle production overcapacity. Despite such conditions, automotive industry sales to retail and fleet customers began to improve in the three months ended December 31, 2013 compared to the corresponding period in 2012. This trend continued in the nine months ended September 30, 2014 with industry sales to retail and fleet customers of 14 million vehicles representing a 1.6% increase compared to the corresponding period in 2013.

Our European operations are benefiting from this trend and continue to show signs of improvement underscored by further improvement in our Opel and Vauxhall market share in the nine months ended September 30, 2014, which builds on our first market share increase in 14 years in 2013. This market share increase was partially driven by the success of the recently launched Opel Mokka.

We continue to implement various strategic actions to strengthen our operations and increase our competitiveness. The key actions include investments in our product portfolio including the next generation Opel Astra and Corsa, a revised brand strategy and reducing material, development and production costs, including restructuring activities. The success of these actions will depend on a combination of our ability to execute and external factors which are outside of our control.

Our restructuring activities include our effort to rationalize our manufacturing footprint in GME whereby we reached agreement with the labor union in Germany to terminate all vehicle and transmission production at our Bochum, Germany facility by the end of 2014. Affected employees will be eligible for a voluntary restructuring separation program. Restructuring charges will be recorded primarily through 2014. Refer to Note 12 to our condensed consolidated financial statements for additional information.

In the three months ended September 30, 2014 we completed a strategic assessment of our Russian operations as a result of a significant deterioration in sales volumes due to challenging market conditions and deterioration in the Russian Ruble. Our review indicated that the existing long-lived assets in our Russian operations were not recoverable. As a result we recorded impairment charges of $0.2 billion in Automotive cost of sales which was treated as an adjustment for EBIT-adjusted reporting purposes.

We expect the European automotive industry to continue to moderately improve and we expect to be profitable in GME in 2016.

GMIO

We are addressing many of the challenges in our GMIO operations and have strategically assessed the manner in which we operate in certain countries within GMIO. We announced the withdrawal of the Chevrolet brand from Western and Central Europe and the ceasing of manufacturing and engineering operations in Australia by 2017 and incurred impairment and other charges in 2013. We continue to execute to these plans and within the financial impact that we projected. As we continue to assess our performance throughout the region, additional restructuring and rationalization actions may be required. With the significant reduction in wholesale volumes and forward pricing pressures, we tested certain long-lived assets for impairment and additional testing may occur in the near term. Determining whether long-lived assets need to be tested for impairment, whether recorded amounts are recoverable and the estimate of impairment and other charges, if any, is subject to significant uncertainty and highly dependent on finalization of our strategic assessments.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

To address the significant industry, market share, pricing and foreign exchange pressures in the region, we continue to focus on product portfolio enhancements, manufacturing footprint rationalization, increased local sourcing of parts, cost structure reductions, as well as brand and dealer network improvements which we expect to favorably impact the region over the medium term.

GMSA

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

Corporate

In September 2014 we repurchased 5 million shares of our outstanding common stock for $0.2 billion, to offset the dilution from the June 2014 grant of stock incentive awards under the LTIP.

At September 30, 2014 our European businesses had deferred tax asset valuation allowances of $5.0 billion. As a result of the changes in our European operating structure and improving financial performance in certain jurisdictions, we are experiencing positive evidence trends in certain operations. If these operations generate profits and taxable income in the future, it is reasonably possible our conclusion regarding the need for full valuation allowances could change, resulting in the reversal of significant portions of the valuation allowances. In the quarter in which significant valuation allowances are reversed, we will record a material tax benefit reflecting the reversal, which could result in a negative effective tax rate for both the quarter and full year.

On or after December 31, 2014 we intend to redeem all of our shares of Series A Preferred Stock outstanding at a redemption price equal to $25.00 per share plus any accrued and unpaid dividends. The difference of $0.8 billion between the carrying amount and the consideration paid will be recorded as a reduction to Net income attributable to common stockholders upon redemption of all the shares.

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

Wholesale vehicle sales data, which represents sales directly to dealers and others, is the measure that correlates vehicle sales to our revenue from the sale of vehicles, which is the largest component of automotive Net sales and revenue. Wholesale vehicle sales exclude vehicles produced by unconsolidated joint ventures. In the nine months ended September 30, 2014, 52.3% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
GMNA	834	56.2%	775	49.2%	2,471	55.5%	2,413	50.7%
GME	273	18.4%	287	18.1%	869	19.5%	866	18.1%
GMIO	159	10.7%	233	14.8%	478	10.7%	690	14.5%
GMSA	218	14.7%	282	17.9%	637	14.3%	793	16.7%
Worldwide	1,484	100.0%	1,577	100.0%	4,455	100.0%	4,762	100.0%

Retail vehicle sales data, which represents estimated sales to the end customer, including fleets, does not correlate directly to the revenue we recognize during the period. However, retail vehicle sales data is indicative of the underlying demand for our

GENERAL MOTORS COMPANY AND SUBSIDIARIES

vehicles, is the basis for our market share, and is based upon the good faith estimates of management. Retail vehicle sales data includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Market share information is based primarily on retail vehicle sales volume, but estimates may be used where retail vehicle sales volume is not available. The following table summarizes total industry retail sales volume, or estimated sales volume where retail sales volume is not available, of new vehicles and the related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Nine Months Ended
	September 30, 2014			September 30, 2013			September 30, 2014			September 30, 2013
	Industry	GM	GM % of Industry	Industry	GM	GM % of Industry	Industry	GM	GM % of Industry	Industry	GM	GM % of Industry
North America
United States	4,357	752	17.3%	4,031	697	17.3%	12,676	2,208	17.4%	12,001	2,117	17.6%
Other	902	132	14.7%	817	111	13.6%	2,500	351	14.0%	2,391	332	13.9%
Total North America	5,259	884	16.8%	4,848	808	16.7%	15,176	2,559	16.9%	14,392	2,449	17.0%
Europe
United Kingdom	770	75	9.8%	718	78	10.8%	2,232	236	10.6%	2,038	232	11.4%
Germany	823	58	7.0%	789	61	7.7%	2,515	181	7.2%	2,434	185	7.6%
Russia	565	39	6.9%	728	68	9.4%	1,819	138	7.6%	2,090	189	9.0%
Other	2,230	112	5.0%	2,183	137	6.3%	7,422	403	5.4%	7,203	452	6.3%
Total Europe	4,388	284	6.5%	4,418	344	7.8%	13,988	958	6.8%	13,765	1,058	7.7%
Asia/Pacific, Middle East and Africa
China	5,590	850	15.2%	5,186	745	14.4%	17,525	2,581	14.7%	15,998	2,312	14.5%
Other	4,666	215	4.6%	4,662	228	4.9%	14,429	632	4.4%	14,419	662	4.6%
Total Asia/Pacific, Middle East and Africa	10,256	1,065	10.4%	9,848	973	9.9%	31,954	3,213	10.1%	30,417	2,974	9.8%
South America
Brazil	863	139	16.1%	981	171	17.4%	2,526	418	16.5%	2,780	476	17.1%
Other	462	78	16.9%	556	101	18.3%	1,371	224	16.4%	1,654	294	17.7%
Total South America	1,325	217	16.4%	1,537	272	17.7%	3,897	642	16.5%	4,434	770	17.4%
Total Worldwide	21,228	2,450	11.5%	20,651	2,397	11.6%	65,015	7,372	11.3%	63,008	7,251	11.5%

United States
Cars	1,978	262	13.3%	1,920	271	14.1%	5,862	841	14.3%	5,797	826	14.3%
Trucks	1,229	299	24.3%	1,062	245	23.0%	3,494	800	22.9%	3,125	740	23.7%
Crossovers	1,150	191	16.6%	1,049	181	17.3%	3,320	567	17.1%	3,079	551	17.9%
Total United States	4,357	752	17.3%	4,031	697	17.3%	12,676	2,208	17.4%	12,001	2,117	17.6%

North America retail vehicle sales primarily represent sales to the end customer. Europe (including Chevrolet Europe vehicle sales that will cease in 2015), Asia/Pacific, Middle East and Africa and South America retail vehicle sales primarily represent estimated sales to the end customer. In countries where end customer data is not readily available other data sources, such as wholesale or forecast volumes, are used to estimate retail vehicle sales. Certain fleet sales that are accounted for as operating leases are included in retail vehicle sales at the time of delivery to the daily rental car companies. The vehicle sales at our China JVs presented in the following table are included in our retail vehicle sales (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
SAIC General Motors Sales Co., Ltd.	409	368	1,229	1,111
SGMW and FAW-GM	441	375	1,352	1,198

In the nine months ended September 30, 2014 we estimate we had the largest market share, based upon retail vehicle sales, in North America and South America, the number five market share in Europe and the number three market share in the Asia/Pacific, Middle East and Africa region. In the nine months ended September 30, 2014 the Asia/Pacific, Middle East and Africa region was our largest region by retail vehicle sales volume and represented 43.6% of our global retail vehicle sales.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Financing - GM Financial

GM Financial is a global provider of automobile financing solutions specializing in purchasing retail automobile installment sales contracts originated by GM and non-GM franchised and select independent dealers in connection with the sale of used and new automobiles. GM Financial also offers a lease financing product for new GM vehicles and a commercial lending program for GM-franchised dealerships. GM Financial primarily generates revenue and cash flows through the purchase, retention, securitization and servicing of finance receivables and leased assets. GM Financial completed the acquisitions of Ally Financial's automotive finance and financial services businesses in Europe and Latin America during 2013. GM Financial expects to complete the acquisition of Ally Financial's equity interest in its joint venture in China, which is subject to certain regulatory and other approvals, in late 2014 or as soon as practicable thereafter.

Non-GAAP Measures

Management uses EBIT-adjusted to review the operating results of our automotive segments because it excludes interest income, interest expense and income taxes as well as certain additional adjustments. GM Financial uses income before income taxes-adjusted because management believes interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Examples of adjustments to EBIT and GM Financial's income before income taxes include certain impairment charges related to goodwill, other long-lived assets and investments; certain gains or losses on the settlement/extinguishment of obligations; and gains or losses on the sale of non-core investments. Refer to Note 15 to our condensed consolidated financial statements for our reconciliation of these non-GAAP measures to the most directly comparable financial measure under U.S. GAAP.

Management uses free cash flow and adjusted free cash flow to review the liquidity of our automotive operations. We measure free cash flow as cash flow from operations less capital expenditures. We measure adjusted free cash flow as free cash flow adjusted for management actions, primarily related to strengthening our balance sheet, such as accrued interest on prepayments of debt and voluntary contributions to employee benefit plans. Refer to the “Liquidity” section of MD&A for our reconciliation of these non-GAAP measures to the most directly comparable financial measure under U.S. GAAP.

Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result the use of these non-GAAP measures has limitations and should not be considered in isolation from, or as a substitute for, related U.S. GAAP measures.

Consolidated Results

Total Net Sales and Revenue

	Three Months Ended				Variance Due To
	September 30, 2014	September 30, 2013	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$25,816	$23,508	$2,308	9.8%	$1.6	$0.2	$0.4	$0.1
GME	5,226	5,376	(150)	(2.8)%	$(0.2)	$0.2	$—	$(0.1)
GMIO	3,716	4,818	(1,102)	(22.9)%	$(1.3)	$0.1	$0.1	$—
GMSA	3,202	4,381	(1,179)	(26.9)%	$(0.9)	$(0.1)	$0.1	$(0.3)
Corporate and eliminations	39	37	2	5.4%				$—
Automotive	37,999	38,120	(121)	(0.3)%	$(0.8)	$0.4	$0.6	$(0.3)
GM Financial	1,256	863	393	45.5%				$0.4
Total net sales and revenue	$39,255	$38,983	$272	0.7%	$(0.8)	$0.4	$0.6	$0.1

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended				Variance Due To
	September 30, 2014	September 30, 2013	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$75,891	$69,982	$5,909	8.4%	$1.7	$1.1	$2.9	$0.2
GME	16,820	16,254	566	3.5%	$0.1	$0.5	$(0.1)	$0.1
GMIO	10,548	13,982	(3,434)	(24.6)%	$(3.7)	$0.3	$0.2	$(0.3)
GMSA	9,404	12,380	(2,976)	(24.0)%	$(2.3)	$0.1	$0.5	$(1.3)
Corporate and eliminations	113	106	7	6.6%				$—
Automotive	112,776	112,704	72	0.1%	$(4.2)	$1.9	$3.5	$(1.2)
GM Financial	3,536	2,238	1,298	58.0%				$1.3
Total net sales and revenue	$116,312	$114,942	$1,370	1.2%	$(4.2)	$1.9	$3.5	$0.1

Refer to the regional sections of the MD&A for additional information.

Automotive Cost of Sales

	Three Months Ended				Variance Due To
	September 30, 2014	September 30, 2013	Favorable/ (Unfavorable)%		Volume	Mix	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$21,996	$19,707	$(2,289)	(11.6)%	$(1.1)	$(0.3)	$(0.9)
GME	5,301	5,140	(161)	(3.1)%	$0.2	$(0.1)	$(0.3)
GMIO	3,603	4,586	983	21.4%	$1.0	$—	$—
GMSA	3,001	3,836	835	21.8%	$0.7	$—	$0.1
Corporate	153	(103)	(256)	n.m.			$(0.3)
Total automotive cost of sales	$34,054	$33,166	$(888)	(2.7)%	$0.8	$(0.4)	$(1.3)
________
n.m. = not meaningful

	Nine Months Ended				Variance Due To
	September 30, 2014	September 30, 2013	Favorable/ (Unfavorable)%		Volume	Mix	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$67,841	$59,810	$(8,031)	(13.4)%	$(1.1)	$(1.1)	$(5.8)
GME	16,389	15,261	(1,128)	(7.4)%	$—	$(0.3)	$(0.8)
GMIO	10,263	13,158	2,895	22.0%	$2.9	$(0.4)	$0.4
GMSA	9,387	11,448	2,061	18.0%	$1.8	$(0.2)	$0.4
Corporate	152	(70)	(222)	n.m.			$(0.2)
Total automotive cost of sales	$104,032	$99,607	$(4,425)	(4.4)%	$3.5	$(2.0)	$(5.9)
________
n.m. = not meaningful

Refer to the regional sections of the MD&A for additional information on volume and mix.

In the three months ended September 30, 2014 unfavorable Other was due primarily to: (1) increased material and freight cost including new launches of $0.5 billion; (2) impairment of long lived assets of $0.3 billion, primarily related to our Russian subsidiaries; (3) unfavorable net foreign currency effect of $0.2 billion due primarily to the strengthening of the Euro against the U.S. Dollar; (4) increased restructuring related charges of $0.2 billion; and (5) charges related to flood damage of $0.1 billion.

In the nine months ended September 30, 2014 unfavorable Other was due primarily to: (1) recall campaign actions and recall related charges, including catch-up adjustment, of $3.2 billion; (2) increased material and freight cost including new launches of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

$2.3 billion; (3) increased restructuring related charges of $0.6 billion; and (4) impairment of long-lived assets of $0.5 billion; partially offset by (5) favorable intangible amortization of $0.4 billion; and (6) favorable foreign currency effect of $0.2 billion due primarily to the weakening of the Brazilian Real, Canadian Dollar and Russian Ruble against the U.S. Dollar; partially offset by the strengthening of the British Pound and Euro against the U.S. Dollar and the Venezuela Bolivar Feurte (BsF) devaluation.

Automotive Selling, General and Administrative Expense

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
					2014 vs. 2013		2014 vs. 2013
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
Automotive selling, general and administrative expense	$2,921	$2,876	$9,205	$8,753	$(45)	(1.6)%	$(452)	(5.2)%

In the three months ended September 30, 2014 Automotive selling, general and administrative expense remained flat due primarily to: (1) legal costs related to the Ignition Switch Recall of $0.1 billion; offset by (2) cost reductions of $0.1 billion due primarily to the withdrawal of the Chevrolet brand from Europe.

In the nine months ended September 30, 2014 Automotive selling, general and administrative expense increased due primarily to: (1) $0.4 billion expense related to the Ignition Switch Compensation Program; (2) legal costs related to the Ignition Switch Recall of $0.2 billion; partially offset by (3) cost reductions of $0.2 billion due primarily to the withdrawal of the Chevrolet brand from Europe.

GM North America

	Three Months Ended				Variance Due To
	September 30, 2014	September 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$25,816	$23,508	$2,308	9.8%	$1.6	$0.2	$0.4	$0.1
EBIT-adjusted	$2,452	$2,187	$265	12.1%	$0.5	$(0.1)	$0.4	$(0.6)
	(Vehicles in thousands)
Wholesale vehicle sales	834	775	59	7.6%

	Nine Months Ended				Variance Due To
	September 30, 2014	September 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$75,891	$69,982	$5,909	8.4%	$1.7	$1.1	$2.9	$0.2
EBIT-adjusted	$4,394	$5,577	$(1,183)	(21.2)%	$0.6	$—	$2.9	$(4.6)
	(Vehicles in thousands)
Wholesale vehicle sales	2,471	2,413	58	2.4%

GMNA Total Net Sales and Revenue

In the three months ended September 30, 2014 Total net sales and revenue increased due primarily to: (1) increased wholesale volumes due to full-size pick-ups, full-size SUVs, Chevrolet Cruze and Chevrolet Corvette, partially offset by decreases in Chevrolet Impala; (2) favorable vehicle pricing related to full-size pick-ups and full-size SUVs; and (3) favorable mix due to Chevrolet Corvette and Chevrolet Impala partially offset by Chevrolet Cruze.

In the nine months ended September 30, 2014 Total net sales and revenue increased due primarily to: (1) favorable vehicle pricing related to full-size pick-ups and full-size SUVs; (2) increased wholesale volumes due to full-size pick-ups, full-size SUVs, Chevrolet Corvette and Chevrolet Malibu, partially offset by decreases in Chevrolet Impala; and (3) favorable mix due to Chevrolet Corvette and Chevrolet Impala.

GMNA EBIT-Adjusted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended September 30, 2014 EBIT-adjusted increased due primarily to: (1) increased wholesale volumes due to full-size pick-ups, full-size SUVs, Chevrolet Cruze and Chevrolet Corvette, partially offset by decreases in Chevrolet Impala; and (2) favorable vehicle pricing due to new launches of $0.8 billion primarily related to full-size pick-ups and full-size SUVs, partially offset by unfavorable vehicle pricing related to our carryover products of $0.4 billion; partially offset by (3) unfavorable mix primarily due to Chevrolet Cruze and due to an increased proportion of sales in Canada and Mexico; and (4) unfavorable Other of $0.6 billion primarily due to increased material and freight costs, including new launches.

In the nine months ended September 30, 2014 EBIT-adjusted decreased due primarily to: (1) unfavorable Other of $4.6 billion due primarily to recall campaign actions and recall related charges in 2014 of $2.5 billion, as subsequently described; and increased material and freight costs, including new launches, of $2.4 billion; partially offset by (2) favorable vehicle pricing due to new launches of full-size pick-ups and full-size SUVs; and (3) increased wholesale volumes due to full-size pick-ups, Chevrolet Corvette and Chevrolet Malibu, partially offset by decreases in Chevrolet Impala.

Recall Campaigns

In the nine months ended September 30, 2014 we experienced a significant increase in the number of vehicles subject to recall in North America resulting in incremental charges for the estimated costs of parts and labor to repair these vehicles and courtesy transportation for certain recalls. There were approximately 32 million vehicles subject to recalls announced during this period. This included approximately 7 million vehicles subject to multiple recalls and reflects the results of our ongoing comprehensive safety review, additional engineering analysis and our overall commitment to customer satisfaction.

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

We are also actively engaging customers and servicing vehicles affected by the Ignition Switch Recall. We notified affected customers to schedule an appointment with their dealers as replacement parts are available. We began repairing vehicles in early April using parts that have undergone end-of-line quality inspection for performance of six critical operating parameters. We have

GENERAL MOTORS COMPANY AND SUBSIDIARIES

produced sufficient parts to have the ability to repair all vehicles impacted by the ignition switch and ignition cylinder recalls. Through October 20, 2014 we have repaired approximately 48% of the 2.6 million vehicles subject to recall.

As a result of the Ignition Switch Recall senior leadership initiated a comprehensive review and engineering analysis to identify any additional issues which could potentially result in safety or satisfaction concerns for our customers. As part of our normal process and as a result of these reviews we announced the following additional recall campaigns in the six months ended June 30, 2014:

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended September 30, 2014 we announced the following recalls related to safety, customer satisfaction and other matters, the costs of which are comprehended in the June 30, 2014 catch-up adjustment of $874 million associated with a change in estimate for previously sold vehicles:

•	Approximately 1.1 million vehicles were recalled to repair a loose battery cable that could impact vehicle warning systems and loss of power steering assist — model years 2011–2014 Chevrolet Cruze.

•
Approximately 0.7 million vehicles were recalled to repair ignition mechanisms where the ignition key could be pulled out while the vehicle is in the run position — model years 2004–2007 Saturn Vue, model years 2005–2006 Chevrolet Equinox, model year 2006 Pontiac Torrent.

•
Approximately 0.6 million vehicles were recalled to replace the wave plate in all vehicles with 6T70 and 6T75 transmissions which could crack under certain circumstances — model years 2007–2009 GMC Acadia, Pontiac G6, Saturn Aura and Outlook, model years 2008–2009 Buick Enclave, Chevrolet Equinox and Malibu, Pontiac Torrent, Saturn Vue, model year 2009 Chevrolet Traverse.

•	Approximately 1.1 million vehicles were announced under seven additional recalls, none of which were individually significant.

The following table summarizes the activity for customer satisfaction campaigns, safety recalls, non-compliance recalls and special coverage in GMNA, including courtesy transportation (dollars in millions):

	2014	2013
Balance at January 1	$761	$851
Additions	1,333	115
Payments	(110)	(115)
Adjustments to prior periods	(19)	11
Balance at March 31	1,965	862
Additions	1,151	128
Payments	(329)	(132)
Adjustments to prior periods	691	(8)
Balance at June 30	3,478	850
Additions	163	51
Payments	(637)	(130)
Adjustments to prior periods	52	(21)
Balance at September 30	$3,056	$750

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

Adjustments to prior periods in the three months ended September 30, 2014 included an additional catch-up adjustment to our change in estimate for previously sold vehicles, which was partially offset by a change in estimate on a previously announced specific recall action due to reduced costs for both parts and labor. On a net basis, recall related adjustments for our previously sold vehicles increased approximately $52 million in the three months ended September 30, 2014.

The Ignition Switch Recall has led to various governmental investigations and inquiries including a subpoena from the U.S. Attorney for the Southern District of New York, and investigations by Congress, the SEC and various state attorneys general. In

GENERAL MOTORS COMPANY AND SUBSIDIARIES

addition, the Ignition Switch Recall and the other recalls described above have resulted in a number of claims and lawsuits. Refer to Part II Item 1. Legal Proceedings for additional information.

GM Europe

	Three Months Ended				Variance Due To
	September 30, 2014	September 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$5,226	$5,376	$(150)	(2.8)%	$(0.2)	$0.2	$—	$(0.1)
EBIT (loss)-adjusted	$(387)	$(238)	$(149)	(62.6)%	$—	$0.1	$—	$(0.2)
	(Vehicles in thousands)
Wholesale vehicle sales	273	287	(14)	(4.9)%

	Nine Months Ended				Variance Due To
	September 30, 2014	September 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$16,820	$16,254	$566	3.5%	$0.1	$0.5	$(0.1)	$0.1
EBIT (loss)-adjusted	$(976)	$(504)	$(472)	(93.7)%	$—	$0.2	$(0.1)	$(0.5)
	(Vehicles in thousands)
Wholesale vehicle sales	869	866	3	0.3%

GME Total Net Sales and Revenue

In the three months ended September 30, 2014 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes associated with lower demand of the Astra and Corsa in Turkey and decreases across the Russian portfolio, partially offset by higher demand primarily for the Mokka across the region, the Insignia in the United Kingdom and the Astra and Corsa in Spain; and (2) unfavorable Other of $0.1 billion due primarily to net foreign currency effect due to weakening of the Russian Ruble against the U.S. Dollar, partially offset by the strengthening of the British Pound against the U.S. Dollar; partially offset by (3) favorable vehicle mix due to increased sales of higher priced vehicles.

In the nine months ended September 30, 2014 Total net sales and revenue increased due primarily to: (1) favorable vehicle mix due to increased sales of higher priced vehicles; (2) increased wholesale volumes associated with generally higher demand primarily for the Mokka across the region, the Corsa in Spain and Germany, the Insignia in Germany and the United Kingdom, partially offset by lower demand of the Astra and Corsa in Turkey and decreases across the Russian portfolio; and (3) favorable Other of $0.1 billion due primarily to net foreign currency effect due to the strengthening of the Euro and British Pound against the U.S. Dollar, partially offset by the weakening of the Russian Ruble against the U.S. Dollar; partially offset by (4) unfavorable vehicle pricing primarily resulting from increased incentive support associated with difficult market conditions.

GME EBIT (Loss)-Adjusted

In the three months ended September 30, 2014 EBIT (loss)-adjusted increased due primarily to: (1) unfavorable Other of $0.2 billion due primarily to restructuring related charges; partially offset by (2) favorable vehicle mix due to increased sales of higher priced vehicles.

In the nine months ended September 30, 2014 EBIT (loss)-adjusted increased due primarily to: (1) unfavorable price effects; and (2) unfavorable Other of $0.5 billion due primarily to restructuring related charges; partially offset by (3) favorable vehicle mix due to increased sales of higher priced vehicles.

GM International Operations

Focus on Chinese Market

We view the Chinese market as important to our global growth strategy and are employing a multi-brand strategy, led by our Buick and Chevrolet brands. In the coming years we plan to increasingly leverage our global architectures to increase the number

GENERAL MOTORS COMPANY AND SUBSIDIARIES

of nameplates under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the Baojun and Wuling brands. We operate in the Chinese market through a number of joint ventures and maintaining good relations with our joint venture partners, which are affiliated with the Chinese government, is an important part of our China growth strategy.

The following tables summarize certain key operational and financial data for the China JVs (dollars in millions, vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total wholesale vehicles(a)	868	761	2,632	2,374
Market share in China	15.2%	14.3%	14.7%	14.4%
Total net sales and revenue	$10,512	$9,413	$31,542	$28,406
Net income	$1,008	$881	$3,239	$2,897
________

(a)	Including vehicles exported to markets outside of China.

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$5,059	$6,606
Debt	$144	$151

GMIO Total Net Sales and Revenue and EBIT-Adjusted

	Three Months Ended				Variance Due To
	September 30, 2014	September 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$3,716	$4,818	$(1,102)	(22.9)%	$(1.3)	$0.1	$0.1	$—
EBIT-adjusted	$259	$323	$(64)	(19.8)%	$(0.3)	$0.1	$0.1	$0.1
	(Vehicles in thousands)
Wholesale vehicle sales	159	233	(74)	(31.8)%

	Nine Months Ended				Variance Due To
	September 30, 2014	September 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$10,548	$13,982	$(3,434)	(24.6)%	$(3.7)	$0.3	$0.2	$(0.3)
EBIT-adjusted	$826	$1,027	$(201)	(19.6)%	$(0.8)	$(0.1)	$0.2	$0.5
	(Vehicles in thousands)
Wholesale vehicle sales	478	690	(212)	(30.7)%

GMIO Total Net Sales and Revenue

The vehicle sales of our China JVs are not reflected in Total net sales and revenue. The results of our joint ventures are recorded in Equity income. Our share in China JVs earnings was $0.5 billion and $1.6 billion in the three and nine months ended September 30, 2014.

In the three months ended September 30, 2014 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volume primarily related to discontinuing sales of Chevrolet brand vehicles in Europe, and lower sales of Impala, Acadia, Tahoe and Yukon in the Middle East, Commodore, Cruze, Colorado, Malibu and Barina in Australia, and Colorado, Sonic, Trailblazer, Cruze, Captiva, and Spin in Thailand; partially offset by (2) favorable mix primarily in Korea due to improved sales portfolio from Malibu, Alpheon and Trax; and (3) favorable price due primarily to sales of new full-size Tahoe, Suburban, Yukon, Yukon XL, Escalade, Sierra and Silverado trucks in the Middle East.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2014 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volume primarily related to discontinuing sales of Chevrolet brand vehicles in Europe, and lower sales of Tahoe, Yukon, Yukon XL, Sierra and Silverado ahead of the new full-size truck introduction in the Middle East, Colorado, Sonic, Trailblazer, Cruze and Captiva in Thailand, Beat, Spark, Sail and Cruze in India, and Cruze and Barina in Australia; and (2) unfavorable Other of $0.3 billion due primarily to unfavorable net foreign currency effect of $0.2 billion driven by the weakening of the Australian Dollar, South Africa Rand and the Thai Baht against the U.S. Dollar, and decrease in components, parts and accessories revenue of $0.1 billion; partially offset by (3) favorable mix primarily in Korea from improved sales portfolio on Malibu, Orlando, Captiva and Alpheon and in Middle East from higher sales of new full-size trucks; and (4) favorable price due to new full-size trucks in Middle East, Commodore and Cruze in Australia, and the majority of our products in South Africa.

GMIO EBIT-Adjusted

In the three months ended September 30, 2014 EBIT-adjusted decreased due primarily to: (1) decreased net wholesale volume primarily related to discontinuing sales of Chevrolet brand vehicles in Europe, and lower sales of Impala, Acadia, Tahoe and Yukon in the Middle East, Commodore, Cruze, Colorado, Malibu and Barina in Australia, and Colorado, Sonic, Trailblazer, Cruze, Captiva and Spin in Thailand; partially offset by (2) favorable mix primarily in Korea due to improved sales portfolio from Malibu, Alpheon and Trax; (3) favorable price primarily due to sales of new full-size trucks in Middle East; and (4) favorable Other of $0.1 billion due primarily to favorable manufacturing costs and depreciation of $0.1 billion, and favorable equity income from China JVs of $0.1 billion, partially offset by charges for tooling impairment of $0.1 billion due primarily to our Korean sourced Aveo and Indonesia Spin.

In the nine months ended September 30, 2014 EBIT-adjusted decreased due primarily to: (1) decreased net wholesale volume primarily related to discontinuing sales of Chevrolet brand vehicles in Europe, and lower sales of Tahoe, Yukon, Yukon XL, Sierra and Silverado ahead of the new full-size truck introduction in the Middle East, and Colorado, Sonic, Trailblazer, Cruze and Captiva in Thailand; and (2) unfavorable net vehicle mix primarily from higher cost Commodore and Colorado in Australia; partially offset by (3) favorable price due to new full-size trucks in Middle East, Commodore and Cruze in Australia, and the majority of our products in South Africa; and (4) favorable Other of $0.5 billion due primarily to favorable manufacturing costs and depreciation of $0.3 billion, favorable engineering cost of $0.2 billion, decrease of administrative expense and advertising expense of $0.2 billion and favorable equity income from China JVs of $0.2 billion, partially offset by unfavorable recall programs of $0.1 billion, increased restructuring related charges of $0.1 billion, charges for tooling impairment of $0.1 billion due primarily to our Thailand Sonic, Korea Aveo and Indonesia Spin and unfavorable foreign currency effect of $0.1 billion.

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

Effective March 31, 2014 we changed the exchange rate we use for remeasuring our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities from the Venezuela official exchange rate to the rate determined by an auction process conducted by Venezuela’s SICAD I. We changed the exchange rate we use because we believe the SICAD I rate is the most representative rate to be used for remeasurement. In August 2014 the Venezuelan government announced the SICAD I rate as the official rate for the automotive industry going forward and clarified BsF 6.3 to $1.00 as the official rate for pre-existing debt settlements. Gains on pre-existing debt settlements at more favorable rates than the SICAD I exchange rate will not be recognized until collection is assured. Dollar denominated assets and liabilities of our Venezuelan subsidiaries may be impacted by periodic auctions in SICAD I rates which may have a material impact on the results of operations in Venezuela in future quarters. At March 31, 2014 the SICAD I exchange rate was BsF 10.7 to $1.00. The devaluation resulted in a charge of $0.4 billion recorded in Automotive cost of sales in the three months ended March 31, 2014. The remeasurement charge in the three months ended March 31, 2014 was treated as an adjustment for EBIT-adjusted reporting purposes. At September 30, 2014 the SICAD I exchange rate was BsF 12.0 to $1.00 and we recorded an insignificant net devaluation loss in Automotive costs of sales in the three months ended

GENERAL MOTORS COMPANY AND SUBSIDIARIES

September 30, 2014. Based on our September 30, 2014 non-U.S. Dollar denominated net monetary assets a charge of less than $0.1 billion would result for every 10% devaluation of the BsF from the SICAD I exchange rate of BsF 12.0 to $1.00 in the period of devaluation.

The Venezuelan government has foreign exchange control regulations that make it difficult to convert BsF to U.S. Dollar which affect our Venezuelan subsidiaries’ ability to pay non-BsF denominated obligations and to pay dividends. The total amounts pending government approval for settlement in U.S. Dollar at September 30, 2014 and December 31, 2013 were BsF 3.9 billion (equivalent to $0.6 billion) and BsF 3.7 billion (equivalent to $0.6 billion). These amounts include dividend requests in the amount of BsF 0.6 billion (equivalent to $0.1 billion) that have been pending from 2007. Our Venezuelan subsidiaries' net assets were $0.4 billion at September 30, 2014, including non-U.S. Dollar denominated net monetary assets of $0.4 billion. At September 30, 2014 other consolidated entities had receivables from our Venezuelan subsidiaries denominated in other currencies of $0.5 billion.

In January 2014 the Venezuela government enacted a law limiting sale prices and establishing a maximum margin of 30% above a defined cost structure. At this time it is unclear based on the current regulations how this new law may affect our current vehicle and parts and accessories sale pricing structure. These regulations, when considered with the foreign exchange process, other governmental policies impacting labor force reductions and other circumstances in Venezuela, may impact our ability to fully benefit from and maintain our controlling financial interest in our Venezuelan subsidiaries. The financial impact on our operations in Venezuela of these events and associated ongoing restrictions are uncertain.

GMSA Total Net Sales and Revenue and GMSA EBIT (Loss)-Adjusted

	Three Months Ended				Variance Due To
	September 30, 2014	September 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$3,202	$4,381	$(1,179)	(26.9)%	$(0.9)	$(0.1)	$0.1	$(0.3)
EBIT (loss)-adjusted	$(32)	$284	$(316)	n.m.	$(0.2)	$(0.1)	$0.1	$(0.2)
	(Vehicles in thousands)
Wholesale vehicle sales	218	282	(64)	(22.7)%
________
n.m. = not meaningful

	Nine Months Ended				Variance Due To
	September 30, 2014	September 30, 2013	Favorable / (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$9,404	$12,380	$(2,976)	(24.0)%	$(2.3)	$0.1	$0.5	$(1.3)
EBIT (loss)-adjusted	$(269)	$300	$(569)	n.m.	$(0.5)	$(0.1)	$0.5	$(0.5)
	(Vehicles in thousands)
Wholesale vehicle sales	637	793	(156)	(19.7)%
________
n.m. = not meaningful

GMSA Total Net Sales and Revenue

In the three months ended September 30, 2014 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes in Brazil associated with lower demand of the Chevrolet Celta, Classic and Agile and decreases across the portfolios in Argentina and Venezuela caused by difficult economic conditions; and (2) unfavorable Other of $0.3 billion due primarily to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region.

In the nine months ended September 30, 2014 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes in Brazil associated with lower demand of the Chevrolet Celta, Classic and Agile and decreases across the portfolios in Argentina and Venezuela caused by difficult economic conditions; and (2) unfavorable Other of $1.3 billion due to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region; partially offset by (3) favorable vehicle pricing primarily due to high inflation in Argentina and Venezuela.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMSA EBIT (Loss)-Adjusted

In the three months ended September 30, 2014 EBIT (loss)-adjusted was $32 million compared to EBIT-adjusted of $0.3 billion in the three months ended September 30, 2013 due primarily to: (1) decreased wholesale volumes in Brazil associated with lower demand of the Chevrolet Celta, Classic and Agile and decreases across the portfolios in Argentina and Venezuela caused by difficult economic conditions; and (2) unfavorable Other of $0.2 billion due primarily to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region.

In the nine months ended September 30, 2014 EBIT (loss)-adjusted was $0.3 billion compared to EBIT-adjusted of $0.3 billion in the nine months ended September 30, 2013 due primarily to: (1) decreased wholesale volumes in Brazil associated with lower demand of the Chevrolet Celta, Classic and Agile and decreases across the portfolios in Argentina and Venezuela caused by difficult economic conditions; and (2) unfavorable Other of $0.5 billion due to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region; partially offset by (3) favorable vehicle pricing primarily due to high inflation in Argentina and Venezuela.

GM Financial

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
					2014 vs. 2013		2014 vs. 2013
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	Increase/ (Decrease)%		Increase/ (Decrease)%
	(Dollars in millions)
GM Financial revenue	$1,261	$867	$3,549	$2,243	$394	45.4%	$1,306	58.2%
Provision for loan losses	$160	$117	$408	$311	$43	36.8%	$97	31.2%
Income before income taxes-adjusted	$205	$239	$684	$673	$(34)	(14.2)%	$11	1.6%
	(Dollars in billions)
Average debt outstanding	$33.2	$23.2	$31.3	$18.7	$10.0	43.1%	$12.6	67.4%
Effective rate of interest paid	4.4%	2.9%	4.4%	3.0%	1.5%		1.4%

GM Financial Revenue

In the three months ended September 30, 2014 GM Financial revenue increased due primarily to: (1) increased finance charge income of $0.2 billion due to growth in the portfolio resulting from the acquisition of the Ally Financial international operations; and (2) increased lease vehicle income of $0.1 billion due to the increased size of the leased asset portfolio.

In the nine months ended September 30, 2014 GM Financial revenue increased due primarily to: (1) increased finance charge income of $0.9 billion due to growth in the portfolio resulting from the acquisition of the Ally Financial international operations; and (2) increased lease vehicle income of $0.3 billion due to the increased size of the leased asset portfolio.

GM Financial Income Before Income Taxes-Adjusted

In the three months ended September 30, 2014 Income before income taxes-adjusted remained flat due primarily to: (1) increased revenue of $0.4 billion; offset by (2) increased interest expense of $0.2 billion due to higher average debt outstanding and effective rate of interest; (3) increased operating expenses of $0.1 billion due to the acquisition of the Ally Financial international operations; and (4) increased lease vehicle expenses of $0.1 billion due to the increased size of the leased asset portfolio.

In the nine months ended September 30, 2014 Income before income taxes-adjusted remained flat due primarily to: (1) increased revenue of $1.3 billion; offset by (2) increased interest expense of $0.6 billion due to higher average debt outstanding and effective rate of interest; (3) increased operating expenses of $0.3 billion due to the acquisition of the Ally Financial international operations; (4) increased lease vehicle expenses of $0.2 billion due to the increased size of the leased asset portfolio; and (5) increased provision for loan losses of $0.1 billion due to an increase in consumer and commercial originations.

Corporate
(Dollars in Millions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
					2014 vs. 2013		2014 vs. 2013
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
EBIT (loss)-adjusted	$(233)	$(161)	$(576)	$(397)	$(72)	(44.7)%	$(179)	(45.1)%

In the three and nine months ended September 30, 2014 EBIT (loss)-adjusted increased due primarily to legal costs related to the Ignition Switch Recall.

Liquidity and Capital Resources
Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations. We also maintain access to the capital markets, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are centered around three objectives: (1) reinvest in our business; (2) continue to strengthen our balance sheet; and (3) return cash to shareholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures as well as payments for engineering and product development activities; (2) payments associated with recently announced vehicle recalls and the Program; (3) payments for previously announced restructuring activities; (4) acquiring Ally Financial's equity interests in GMAC-SAIC Automotive Finance Company Limited for approximately $1.0 billion; (5) payments to service debt and other long-term obligations; (6) payments to purchase the remaining outstanding shares of our Series A Preferred Stock with a liquidation amount of $3.9 billion on or after December 31, 2014; and (7) dividend payments on our preferred and common stock that are declared by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2013 Form 10-K as updated in our Form 10-Q for the period ended March 31, 2014, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

We continue to monitor and evaluate opportunities to strengthen our balance sheet and competitive position over the long term. These actions may include opportunistic payments to reduce our long-term obligations while maintaining minimal financial leverage as well as the possibility of acquisitions, dispositions and strategic alliances that we believe would generate significant advantages and substantially strengthen our business. These actions may include additional loans, investments with our joint venture partners or the acquisitions of certain operations or ownership stakes in outside businesses. These actions may negatively impact our liquidity in the short term including the payments related to our recent recalls and the related litigation.

Automotive

Available Liquidity

Total available liquidity includes cash, cash equivalents, marketable securities and funds available under credit facilities. At September 30, 2014 our available liquidity was $36.6 billion, including funds available under credit facilities of $10.5 billion. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Available liquidity held within North America and at our regional treasury centers represented approximately 88% of our available liquidity at September 30, 2014. A portion of our available liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods including intercompany loans to utilize these funds across our global operations as needed.

Our cash equivalents and marketable securities balances are primarily denominated in U.S. Dollars and include investments in U.S. government and agency obligations, foreign government securities, time deposits and corporate debt securities. Our investment guidelines, which we may change from time to time, prescribe certain minimum credit worthiness thresholds and limit our exposures

GENERAL MOTORS COMPANY AND SUBSIDIARIES

to any particular sector, asset class, issuance or security type. Substantially all of our current investments in debt securities are with A/A2 or better rated issuers.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity and to fund working capital needs at certain of our subsidiaries. The total size of our credit facilities was $11.1 billion and $11.2 billion at September 30, 2014 and December 31, 2013. At September 30, 2014 and December 31, 2013 we had revolving credit facilities primarily including a three-year, $5.5 billion facility maturing in 2015 and a five-year, $5.5 billion facility maturing in 2017. We did not borrow against these facilities, but had amounts in use under the letter of credit sub-facility of $0.5 billion at September 30, 2014. GM Financial had access to the three-year facility, but did not borrow against it. In September 2014 the collateral previously securing these revolving credit facilities was released upon obtaining an investment grade corporate rating from both Moody’s and S&P.

In October 2014 we amended our two primary revolving credit facilities, increasing our aggregate borrowing capacity from $11.0 billion to $12.5 billion. These facilities consist of a three-year, $5.0 billion facility and a five-year, $7.5 billion facility. Both facilities are available to the Company as well as certain wholly-owned subsidiaries, including GM Financial. The three-year, $5.0 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a GM Financial borrowing sub-limit of $2.0 billion, a letter of credit sub-facility of $1.6 billion and a Brazilian Real sub-facility of $0.3 billion. The five-year, $7.5 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a GM Financial borrowing sub-limit of $2.0 billion, a letter of credit sub-limit of $0.5 billion and a Brazilian Real sub-facility of $0.2 billion.

The following table summarizes our automotive liquidity (dollars in billions):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$16.5	$18.9
Marketable securities	9.6	9.0
Available liquidity	26.1	27.9
Available under credit facilities	10.5	10.4
Total available liquidity	$36.6	$38.3

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

Nine Months Ended September 30, 2014
Operating cash flow	$6.3
Capital expenditures	(5.1)
Dividends paid	(1.8)
Effect of foreign currency	(0.7)
Other	(0.4)
Total change in available liquidity	$(1.7)

Cash Flow

The following tables summarize automotive cash flows from operating, investing and financing activities (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended
	September 30, 2014	September 30, 2013
Operating Activities
Net income	$1.5	$3.8
Depreciation, amortization and impairments	4.7	4.3
Pension and OPEB activities	(0.7)	(0.6)
Working capital	(2.9)	(0.7)
Equipment on operating leases	(2.2)	(1.0)
Accrued liabilities and other liabilities	6.7	0.9
Other	(0.8)	1.6
Cash flows from operating activities	$6.3	$8.3

The unfavorable change in cash flows related to Working capital was due primarily to the decreases in payables related to timing of payments and increases in inventory. The change in Accrued liabilities and other liabilities was primarily related to provisions for product warranty and recall related liabilities, establishment of the ignition switch recall compensation program and daily rental deposits. The change in Other was due primarily to changes in deferred taxes primarily related to recall charges announced in 2014.

	Nine Months Ended
	September 30, 2014	September 30, 2013
Investing Activities
Capital expenditures	$(5.1)	$(5.8)
Acquisitions and liquidations of marketable securities, net	(0.7)	0.6
Other	0.1	0.3
Cash flows from investing activities	$(5.7)	$(4.9)

The unfavorable change in marketable securities was primarily a result of rebalancing our investment portfolio between marketable securities and cash and cash equivalents as part of liquidity management in the normal course of business.

	Nine Months Ended
	September 30, 2014	September 30, 2013
Financing Activities
Dividends paid (including charge related to purchase of Series A Preferred Stock)	$(1.8)	$(1.5)
Proceeds and payments of debt, net	—	3.8
Purchase of Series A Preferred Stock	—	(2.4)
Purchase of Common Stock	(0.2)	—
Other	—	(0.1)
Cash flows from financing activities	$(2.0)	$(0.2)

The unfavorable change in Dividends paid is due to the initiation of a common stock dividend in the current period; partially offset by a charge related to the purchase of Series A Preferred Stock and dividends paid related to Series B Preferred Stock in the prior period. The change in Proceeds and payments of debt, net includes proceeds of $4.5 billion from the issuance of senior unsecured notes; partially offset by a payment to acquire the remaining balance of GM Korea's mandatorily redeemable preferred shares of $0.7 billion in 2013 that did not occur in 2014.

Free Cash Flow and Adjusted Free Cash Flow

The following table summarizes automotive free cash flow and adjusted free cash flow (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended
	September 30, 2014	September 30, 2013
Operating cash flow	$6.3	$8.3
Less: capital expenditures	(5.1)	(5.8)
Free cash flow	1.2	2.5
Adjustments	0.1	0.1
Adjusted free cash flow	$1.3	$2.6

Adjustments to free cash flow included pension contributions of $0.1 billion related to the previously announced annuitization of the U.S. salaried pension plan in the nine months ended September 30, 2014 and 2013.

Status of Credit Ratings

We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch, Moody's and S&P. DBRS Limited, Moody's and S&P currently rate our corporate credit at investment grade while Fitch currently rates our corporate credit at non-investment grade. The following table summarizes our credit ratings at October 21, 2014:

	Corporate	Revolving Credit Facilities	Senior Unsecured	Outlook
DBRS Limited	BBB (low)	BBB (low)	N/A	Stable
Fitch	BB+	BB+	BB+	Positive
Moody's	Investment Grade	Baa3	Ba1	Stable
S&P	BBB-	BBB-	BBB-	Stable

Rating actions taken by each of the credit rating agencies from January 1, 2014 through October 21, 2014 were as follows:

DBRS Limited: Assigned revolving credit facilities rating of BBB (low) in October 2014.

Fitch: Assigned revolving credit facilities rating of BB+ in October 2014.

Moody’s: Assigned revolving credit facilities rating of Baa3 in October 2014.

S&P: Assigned revolving credit facilities rating of BBB- in October 2014. Upgraded our corporate rating and senior unsecured ratings to an investment grade rating of BBB- from BB+ and revised their outlook to Stable from Positive in September 2014.

Improving credit ratings provides us with greater financial flexibility and a lower cost of borrowing. Additionally the collateral formerly pledged to our revolving credit facilities was released in conjunction with achieving investment grade status from both Moody’s and S&P.

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

Available Liquidity

The following table summarizes GM Financial's available liquidity (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$1.5	$1.1
Borrowing capacity on unpledged eligible assets	4.7	1.6
Borrowing capacity on committed unsecured lines of credit	0.8	0.6
Available liquidity	$7.0	$3.3

The increase in available liquidity is due primarily to the issuance of $3.9 billion of senior unsecured notes in 2014.

As previously mentioned GM Financial has the ability to borrow up to $2.0 billion against each of our three-year, $5.0 billion and five-year, $7.5 billion revolving credit facilities. In September 2014 we and GM Financial entered into a support agreement which, among other things, established commitments of funding from us to GM Financial. This agreement also provides that we will continue to own all of GM Financial’s outstanding voting shares so long as any unsecured debt securities remain outstanding at GM Financial. In addition we are required to use our commercially reasonable efforts to ensure GM Financial remains a subsidiary borrower under our corporate revolving credit facilities.

In October 2014 GM Financial issued Euro 500 million term notes which are due in October 2019. GM Financial intends to use the net proceeds for general corporate purposes.

Cash Flow

The following table summarizes GM Financial cash flows from operating, investing and financing activities (dollars in billions):

			Nine Months Ended
	Nine Months Ended		2014 vs. 2013
	September 30, 2014	September 30, 2013	Amount	%
Net cash provided by operating activities	$1.4	$1.3	$0.1	7.7%
Net cash used in investing activities	$(6.6)	$(5.7)	$(0.9)	15.8%
Net cash provided by financing activities	$5.3	$3.6	$1.7	47.2%

Operating Activities

In the nine months ended September 30, 2014 Net cash provided by operating activities increased due primarily to an increase in net income resulting from the acquisition of the Ally Financial international operations.

Investing Activities

In the nine months ended September 30, 2014 Net cash used in investing activities increased due primarily to: (1) an increase in loan purchases and funding, net of collections, of $1.7 billion; and (2) an increase in purchases of leased vehicles of $1.4 billion; partially offset by (3) a decrease in cash used for business acquisitions of $2.1 billion.

Financing Activities

In the nine months ended September 30, 2014 Net cash provided by financing activities increased due primarily to: (1) repayment of debt to Ally Financial of $1.4 billion in 2013, with no related activity in 2014; and (2) a net increase in borrowings of $0.3 billion.

Guarantees Provided to Third Parties

We have provided guarantees related to certain suppliers' commitments, certain product-related claims, third party commercial loans and other obligations and the residual value of operating leases. The maximum potential obligation under these commitments was $4.8 billion and $16.9 billion at September 30, 2014 and December 31, 2013.

Refer to Note 10 to our condensed consolidated financial statements for additional information on guarantees we have provided.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Critical Accounting Estimates

General

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2013 Form 10-K, as supplemented by the subsequent discussion of Pensions and Policy, Product Warranty and Recall Campaigns.

Pensions

Our defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including the mortality of participants. The mortality assumptions for participants in our U.S. plans incorporates future mortality improvements from tables published by the Society of Actuaries (SOA). We periodically review the mortality experience of our U.S. plans’ participants against these assumptions.

In the three months ending December 31, 2014 the SOA is expected to issue new mortality and mortality improvement tables that will raise the life expectancies and thereby indicate the amount of estimated aggregate benefit payments to our U.S. plans' participants could be increasing. If the tables are adopted by the SOA and we determine they represent the best estimate of our plans' mortality, we would incorporate the tables into our year-end measurement of the plans’ benefit obligations. This would result in an increase to our U.S. pension obligations and a decrease to our 2015 net pension income.

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

The estimates related to policy and product warranties are established using historical information on the nature, frequency and average cost of claims of each vehicle line or each model year of the vehicle line and assumptions about future activity and events. When little or no claims experience exists for a model year or a vehicle line, the estimate is based on comparable models. The estimates related to recall campaigns accrued at the time of vehicle sale are established by applying a frequency times severity approach that considers the number of recall events, the number of vehicles per recall event, the assumed number of vehicles that will be brought in by customers for repair (take rate) and the cost per vehicle for each recall event. Estimates contemplate the nature, frequency and magnitude of historical events with consideration for changes in future expectations. Costs associated with campaigns not accrued at the time of vehicle sale are estimated based on the per unit part and labor cost, number of units impacted and the take rate. Depending on part availability and time to complete repairs we may, from time-to-time, offer courtesy transportation at no cost to our customers. These estimates are re-evaluated on an ongoing basis and based on the best available information; revisions are made when necessary. We consider trends of claims and take action to improve vehicle quality and minimize claims.

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

•	Our continued ability to develop captive financing capability, including GM Financial;

•	GM Financial's ability to successfully integrate certain Ally Financial international operations;

•	Overall strength and stability of the automotive industry, both in the U.S. and in global markets;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Changes in economic conditions, commodity prices, housing prices, foreign currency exchange rates or political stability in the markets in which we operate;

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

•
Significant increases in our pension expense or projected pension contributions resulting from changes in the value of plan assets, the discount rate applied to value the pension liabilities or mortality or other assumption changes; and

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

Our management, with the participation of our CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2014. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

There have not been any other changes in internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

The discussion in the following paragraphs describe material legal proceedings that arose in the three months ended September 30, 2014 or provides an update of developments that have occurred in various material pending legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business. The proceedings that are being updated are fully described in our 2013 Form 10-K as updated in our Form 10-Q filings for the periods ended March 31, 2014 and June 30, 2014.

Proceedings Related to Ignition Switch and Other Recalls

In the three months ended March 31, 2014, we announced recalls to repair ignition switches that under certain circumstances could unintentionally move from the “run” position to the “accessory” or “off” position with a corresponding loss of power, which in turn may prevent airbags from deploying in the event of a crash. Those recalls included Chevrolet Cobalt, HHR, Pontiac G5, Pursuit, Solstice, and Saturn ION and Sky vehicles. Since those recalls, we have announced a number of additional recalls in the nine months ending September 30, 2014, relating to safety, customer satisfaction, and other matters. Refer to the “Recall Campaigns” section of MD&A for additional information.

Through October 20, 2014, we are aware of 107 putative class actions that are pending against GM in various U.S. District Courts and state courts alleging that consumers who purchased or leased GM vehicles have been economically harmed by one or more of the recalls announced this year and/or the underlying vehicle conditions associated with those recalls. In the aggregate, these economic-loss cases seek recovery for purported compensatory damages, including alleged diminution in value of the vehicles, punitive damages, and injunctive and other relief. In addition, through October 20, 2014, we are aware of 63 actions pending against GM alleging injury or death as a result of defects that may be the subject of recalls announced in the nine months ending September 30, 2014, including faulty ignition switches and/or the failure of air bags to properly deploy due to faulty ignition switches. In the aggregate, these personal injury cases seek recovery for purported compensatory damages, punitive damages, and other relief.

Since June 2014, the United States Judicial Panel on Multidistrict Litigation has issued orders from time to time directing that certain pending economic-loss and personal injury federal lawsuits involving alleged faulty ignition switches or other defects that may be related to the recalls announced this year be transferred to, and consolidated in, a single federal court, the Southern District of New York (the multidistrict litigation). Through October 20, 2014, 130 cases have been transferred and consolidated as part of the multidistrict litigation. GM has requested that various other recently filed federal lawsuits also be transferred and consolidated in the multidistrict litigation. The court in the multidistrict litigation has appointed lead counsel to prosecute the claims on behalf of all plaintiffs in the consolidated cases. On October 14, 2014, lead counsel filed two amended consolidated complaints. In addition to the cases pending in the multidistrict litigation, other economic-loss and personal injury cases related to ignition-switch and other alleged defects that may be the subject of recalls in 2014 are pending in various other state and federal courts throughout the country. Additionally, through October 20, 2014, 17 putative class actions have been filed in various Provincial Courts in Canada seeking similar relief as the U.S.-based cases.

With regard to the two previously reported shareholder derivative actions pending in the United States District Court for the Eastern District of Michigan against certain current and former GM directors, those actions have been consolidated and GM filed a motion to dismiss the consolidated amended complaint on October 9, 2014. With regard to the four previously reported shareholder derivative actions pending in the Chancery Court for the State of Delaware, those actions have been consolidated and plaintiffs filed an amended consolidated complaint on October 13, 2014. With regard to the two previously reported derivative actions filed in the Circuit Court of Wayne County, Michigan, those actions have been consolidated and stayed pending the federal derivative actions.

GM intends to vigorously defend all of these actions.

We are also the subject of various inquiries, investigations, subpoenas and requests for information from the U.S. Attorney’s Office for the Southern District of New York, Congress, the SEC, Transport Canada, and 48 state attorneys general in connection with our recent recalls. We are also in discussions with NHTSA on various recall related matters. We are investigating these matters and believe we are cooperating fully with all requests. Such investigations and discussions could in the future result in the imposition of material damages, fines or civil and criminal penalties and other remedies.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial Subpoena

In July 2014, GM Financial was served with a subpoena by the U.S. Department of Justice directing GM Financial to produce certain documents relating to GM Financial’s and its subsidiaries’ and affiliates’ origination and securitization of subprime automobile loans since 2007 in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. In September 2014, GM Financial was served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to its subprime auto finance business and securitization of subprime auto loans. GM Financial is investigating these matters internally and believes that it is cooperating with all requests. Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect GM Financial or any of its subsidiaries and affiliates.

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

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities for Cash

In June 2014 our stockholders approved the LTIP which authorizes awards of stock options, stock appreciation rights, restricted stock, RSUs, performance awards or other stock-based awards to selected employees, consultants, advisors and non-employee directors of the Company. In June 2014 the Board of Directors authorized the Company to repurchase up to 5 million shares of common stock, which is intended to offset dilution from the June 2014 grant of stock incentive awards under the LTIP. In September 2014 we repurchased 5 million shares of our outstanding common stock at a weighted-average price of $33.69 per share.

Other Purchases of Equity Securities

The following table summarizes our non-cash purchases of common stock in each of the three months ended September 30, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
July 1, 2014 through July 31, 2014	2,637,526	$37.10	N/A	N/A
August 1, 2014 through August 31, 2014	17,821	$36.20	N/A	N/A
September 1, 2014 through September 30, 2014	49,194	$33.86	N/A	N/A
Total	2,704,541	$37.03
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

21 and 23 to our consolidated financial statements in our 2013 Form 10-K for additional details on warrants issued and employee stock incentive plans.

*  *  *  *  *  *  *

Item 6. Exhibits

Exhibit Number	Exhibit Name
10.1
Amended and Restated 3-Year Revolving Credit Agreement, dated as of October 17, 2014, among General Motors Company, General Motors Financial Company, Inc., GM Europe Treasury Company AB, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 22, 2014.
Incorporated by Reference
10.2
Amended and Restated 5-Year Revolving Credit Agreement, dated as of October 17, 2014, among General Motors Company, General Motors Financial Company, Inc., General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 22, 2014.
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

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Controller and Chief Accounting Officer
Date:	October 23, 2014