Form 10-K
period 2014-12-31
General Motors Co
filed 2015-02-04
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Do not check if smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $58.2 billion on June 30, 2014.
As of January 28, 2015 the number of shares outstanding of common stock was 1,610,365,961 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement related to the Annual Stockholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Business
General Motors Company (sometimes referred to as “we,” “our,” “us,” “ourselves,” the “Company,” “General Motors,” or “GM") was incorporated as a Delaware corporation in 2009. We design, build and sell cars, trucks and automobile parts worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial).

Automotive

Our automotive operations meet the demands of our customers through our four automotive segments: GM North America (GMNA), GM Europe (GME), GM International Operations (GMIO) and GM South America (GMSA). Our total worldwide retail vehicle sales were 9.9 million, 9.7 million and 9.3 million including sales by joint ventures on a total vehicle basis, not based on the percentage ownership in the joint venture in the years ended December 31, 2014, 2013 and 2012.

GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. The demands of customers outside North America are primarily met with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet, GMC, Holden, Opel and Vauxhall brands. We also have equity ownership stakes directly or indirectly in entities through various regional subsidiaries, primarily in Asia. These companies design, manufacture and market vehicles under the Alpheon, Baojun, Buick, Cadillac, Chevrolet, Jiefang and Wuling brands.

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

Vehicle Sales

We present both wholesale and retail vehicle sales data to assist in the analysis of our revenue and our market share. We do not currently export vehicles to Cuba, Iran, North Korea, Sudan or Syria. Accordingly, these countries are excluded from industry sales data in the tables below and corresponding calculations of our market share.

Wholesale Vehicle Sales

Wholesale vehicle sales data, which represents sales directly to dealers and others, is the measure that correlates vehicle sales to our revenue from the sale of vehicles, which is the largest component of automotive Net sales and revenue. Wholesale vehicle sales exclude vehicles produced by unconsolidated joint ventures. In the year ended December 31, 2014, 52.9% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Years ended December 31,
	2014		2013		2012
GMNA	3,320	55.0%	3,276	51.1%	3,207	49.8%
GME	1,172	19.4%	1,163	18.1%	1,231	19.1%
GMIO	655	10.9%	921	14.4%	957	14.8%
GMSA	886	14.7%	1,053	16.4%	1,050	16.3%
Worldwide	6,033	100.0%	6,413	100.0%	6,445	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Retail Vehicle Sales

Retail vehicle sales data, which represents estimated sales to the end customer, including fleets, does not correlate directly to the revenue we recognize during the period. However, retail vehicle sales data is indicative of the underlying demand for our vehicles, is the basis for our market share, and is based upon the good faith estimates of management. Retail vehicle sales data includes sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Certain joint venture agreements in China allow for the contractual right to report vehicle sales of non-GM trademarked vehicles by those joint ventures. Market share information is based primarily on retail vehicle sales volume, but estimates may be used where retail vehicle sales volume is not available.

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

	Years Ended December 31,
	2014			2013			2012
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
North America
United States	16,858	2,935	17.4%	15,894	2,786	17.5%	14,794	2,596	17.5%
Other	3,379	478	14.1%	3,201	448	14.0%	3,041	423	13.9%
Total North America	20,237	3,413	16.9%	19,095	3,234	16.9%	17,835	3,019	16.9%
Europe
Germany	3,357	237	7.1%	3,258	242	7.4%	3,394	254	7.5%
United Kingdom	2,845	305	10.7%	2,597	301	11.6%	2,335	272	11.7%
Russia	2,541	189	7.4%	2,834	258	9.1%	3,006	288	9.6%
Other	9,988	525	5.3%	9,715	592	6.1%	9,878	655	6.6%
Total Europe	18,731	1,256	6.7%	18,404	1,393	7.6%	18,613	1,469	7.9%
Asia/Pacific, Middle East and Africa
China	23,861	3,540	14.8%	22,202	3,160	14.2%	19,394	2,836	14.6%
Other	19,119	838	4.4%	19,117	898	4.7%	19,113	919	4.8%
Total Asia/Pacific, Middle East and Africa	42,980	4,378	10.2%	41,319	4,058	9.8%	38,507	3,755	9.7%
South America
Brazil	3,498	579	16.6%	3,767	650	17.3%	3,802	643	16.9%
Other	1,803	299	16.6%	2,173	387	17.8%	2,044	408	20.0%
Total South America	5,301	878	16.6%	5,940	1,037	17.5%	5,846	1,051	18.0%
Total Worldwide	87,249	9,925	11.4%	84,758	9,722	11.5%	80,801	9,294	11.5%
United States
Cars	7,688	1,085	14.1%	7,556	1,067	14.1%	7,174	1,031	14.4%
Trucks	4,753	1,113	23.4%	4,247	998	23.5%	3,946	933	23.7%
Crossovers	4,417	737	16.7%	4,091	721	17.6%	3,674	632	17.2%
Total U.S.	16,858	2,935	17.4%	15,894	2,786	17.5%	14,794	2,596	17.5%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the vehicle sales at our China joint ventures (China JVs) that are included in our retail vehicle sales (vehicles in thousands):

	Years Ended December 31,
	2014	2013	2012
SAIC General Motors Sales Co., Ltd. (SGMS)	1,710	1,515	1,331
SAIC-GM-Wuling Automobile Co., Ltd. and FAW-GM Light Duty Commercial Vehicle Co., Ltd.	1,830	1,644	1,501

In the year ended December 31, 2014 we estimate we had the largest market share in North America and South America, the number six market share in Europe and the number two market share in the Asia/Pacific, Middle East and Africa region. In the year ended December 31, 2014 the Asia/Pacific, Middle East and Africa region was our largest region by retail vehicle sales volume and represented 44.1% of our global retail vehicle sales.

Our retail vehicle sales volumes in the year ended December 31, 2014 grew at a slightly slower pace than the overall industry, resulting in a 0.1% industry share decline. All new and refreshed vehicles gained share in 2014, but were outpaced by losses on vehicles that were late in their lifecycle, largely due to an aggressive competitive environment. Our retail vehicle sales volumes in the year ended December 31, 2013 reflect continued recovery in the U.S. despite an intense competitive environment. Growth was largely attributed to new or refreshed models. Our retail vehicle sales volumes in the year ended December 31, 2012 reflect an intensified competitive environment in the U.S., including aggressive competitor pricing and media spending, as well as key competitor new product launches.

Fleet Sales and Deliveries

The sales and market share data provided previously includes both retail and fleet vehicle sales. Certain fleet transactions, particularly daily rental, are generally less profitable than retail sales. A significant portion of the sales to daily rental car companies are recorded as operating leases under U.S. GAAP with no recognition of revenue at the date of initial delivery due to guaranteed repurchase obligations. The following table summarizes estimated fleet sales and those sales as a percentage of total retail vehicle sales (vehicles in thousands):

	Years Ended December 31,
	2014	2013	2012
GMNA	814	758	775
GME	505	490	500
GMIO	414	415	408
GMSA	176	184	190
Total fleet sales	1,909	1,847	1,873

Fleet sales as a percentage of total retail vehicle sales	19.2%	19.0%	20.2%

The following table summarizes U.S. fleet sales and those sales as a percentage of total U.S. retail vehicle sales (vehicles in thousands):

	Years Ended December 31,
	2014	2013	2012
Daily rental sales	450	439	431
Other fleet sales	254	217	242
Total fleet sales	704	656	673
Fleet sales as a percentage of total U.S. retail vehicle sales
Cars	29.5%	26.4%	30.6%
Trucks	21.8%	24.2%	25.3%
Crossovers	19.1%	18.6%	19.2%
Total vehicles	24.0%	23.6%	25.9%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Product Pricing

Several methods are used to promote our products, including the use of dealer, retail and fleet incentives such as customer rebates and finance rate support. The level of incentives is dependent in large part upon the level of competition in the markets in which we operate and the level of demand for our products. In 2015 we will continue to price vehicles competitively, including offering strategic and tactical incentives as required. We believe this strategy, coupled with sound inventory management, will continue to strengthen the reputation of our brands and result in competitive prices.

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

The following table summarizes the number of authorized dealerships:

	December 31, 2014	December 31, 2013	December 31, 2012
GMNA	4,908	4,946	5,015
GME	6,633	7,087	7,574
GMIO	7,699	7,472	6,915
GMSA	1,272	1,201	1,250
Total worldwide	20,512	20,706	20,754

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

Research, Product Development and Intellectual Property

Costs for research, manufacturing engineering, product engineering and design and development activities relate primarily to developing new products or services or improving existing products or services including activities related to vehicle emissions control, improved fuel economy and the safety of drivers and passengers. In the years ended December 31, 2014, 2013 and 2012 research and development expenses were $7.4 billion, $7.2 billion and $7.4 billion.

One of our priorities for research is to continue to develop and advance our alternative propulsion strategy because energy diversity and environmental leadership are critical elements of our overall business strategy. Our objective is to be the recognized industry leader in fuel efficiency through the development of a wide variety of technologies to reduce petroleum consumption.

Fuel Efficiency

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We are fully committed to improving fuel efficiency and meeting regulatory standards through a combination of strategies including: (1) extensive technology improvements to conventional powertrains; (2) increased use of smaller displacement engines and improved and advanced automatic transmissions; and (3) vehicle improvements including increased use of lighter, front-wheel drive architectures.

Alternative Fuel Vehicles

We believe alternative fuels offer the greatest near-term potential to reduce liquid petroleum consumption in the transportation sector. Leveraging experience and capability developed around these technologies in our global operations we continue to develop FlexFuel vehicles that can run on gasoline-ethanol blend fuels as well as vehicles that run on compressed natural gas (CNG) and liquefied petroleum gas (LPG).

We currently offer 13 FlexFuel vehicles in the U.S. for the 2015 model year plus an additional four models to fleet and commercial customers capable of operating on gasoline, E85 ethanol or any combination of the two. We continue to study the future role FlexFuel vehicles may play in the U.S. in light of recent regulatory developments and the rate of development of the refueling infrastructure. In Brazil a substantial majority of vehicles sold were FlexFuel vehicles capable of running on 100% ethanol blends. We also market FlexFuel vehicles in Australia, Thailand and other global markets where biofuels have emerged in the marketplace.

We produce CNG bi-fuel capable vehicles in Europe such as the Opel Zafira and in the U.S. with the Chevrolet Express and GMC Savana full-size vans (fleet and commercial customers) and the Chevrolet Silverado and GMC Sierra 2500 HD pick-up trucks (commercial and retail customers) that are capable of switching between gasoline or diesel and CNG. In addition we recently launched the CNG bi-fuel Chevrolet Impala full-size sedan to both fleet and retail markets in the U.S. We offer LPG capable vehicles globally in select markets reflecting the infrastructure, regulatory focus and natural resource availability of the markets in which they are sold.

We support the development of biodiesel blend fuels, which are alternative diesel fuels produced from renewable sources, and we provide biodiesel capabilities in other markets reflecting the availability of biodiesel blend fuels.

Hybrid, Plug-In, Extended Range and Battery Electric Vehicles

We are investing significantly in multiple technologies offering increasing levels of vehicle electrification including eAssist, plug-in hybrid, extended range and battery electric vehicles. We currently offer seven models in the U.S. featuring some form of electrification and continue to develop plug-in hybrid electric vehicle technology (PHEV) and extended range electric vehicles such as the Chevrolet Volt, Opel Ampera and Cadillac ELR. In 2014 we introduced the Cadillac ELR extended range luxury coupe and introduced a second-generation Chevrolet Volt at the 2015 North American International Auto Show. The next-generation Chevrolet Volt symbolizes our continued commitment to expansion of vehicle electrification and the development of accompanying electrification technologies including battery systems, electric motors and advanced electronic controls.

Hydrogen Fuel Cell Technology

As part of our long-term strategy to reduce petroleum consumption and greenhouse gas emissions we are committed to continuing development of our hydrogen fuel cell technology. Our Chevrolet Equinox fuel cell electric vehicle demonstration programs, such as Project Driveway, have accumulated more than 3 million miles of real-world driving by consumers, celebrities, business partners and government agencies. These programs are helping us identify consumer and infrastructure needs to understand the business case for potential production of this technology.

GM and Honda entered into a long-term agreement to co-develop a next-generation fuel cell system and hydrogen storage technologies, aiming for the 2020 timeframe. The collaboration expects to succeed by sharing expertise, economies of scale and common sourcing strategies and builds upon GM's and Honda’s strengths as leaders in hydrogen fuel cell technology.

OnStar, LLC

OnStar, LLC (OnStar) is a wholly-owned subsidiary of GM serving more than 6.8 million subscribers in the U.S., Canada, Mexico and, through a joint venture, China, with expectations to expand to Europe. OnStar is a provider of connected safety, security and mobility solutions and advanced information technology and is available on the majority of our 2015 model year vehicles. OnStar's key services include automatic crash response, stolen vehicle assistance, remote door unlock, turn-by-turn navigation, vehicle diagnostics, hands-free calling and 4G LTE wireless connectivity.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

OnStar has developed a system based on the findings of a Center for Disease Control and Prevention expert panel which allows OnStar advisors to alert first responders when a vehicle crash is likely to have caused serious injury to the occupants. OnStar also offers a mobile application to provide subscribers with up-to-date vehicle information such as oil level, tire pressure and fuel level as well as providing remote start, remote door unlock and navigation services from a mobile phone.

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

In some instances, we purchase systems, components, parts and supplies from a single source and may be at an increased risk for supply disruptions. The inability or unwillingness of these sources to supply us with parts and supplies could have a material adverse effect on our production capacity. Total purchases from our two largest suppliers have ranged from approximately 10% to 11% of our total purchases from 2012 to 2014.

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

U.S. and Canada

The U.S. federal government imposes stringent emission control requirements on vehicles sold in the U.S. and additional requirements are imposed by various state governments. Canada’s federal government vehicle criteria emission requirements are generally aligned with the U.S. federal requirements. These requirements include vehicle exhaust emission standards, vehicle evaporative emission standards and OBD system requirements. Each model year we must obtain certification for each test group that our vehicles will meet emission requirements from the U.S. Environmental Protection Agency (EPA) before we can sell vehicles in the U.S. and Canada and from the California Air Resources Board (CARB) before we can sell vehicles in California and other states that have adopted the California emissions requirements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

While we believe all our products are in compliance with EPA and CARB certification requirements, both agencies have ongoing “in-use” evaluations of compliance for products from all manufacturers. It is possible that we or either agency could identify potential non-compliance, which could lead to some type of field action to remedy the issue. Testing includes pre-production testing of vehicles as part of certification and in-use testing of customer vehicles at specified mileages.

CARB has adopted its next round of emission requirements which phase in with the 2015 model year. These requirements include more stringent exhaust emission and evaporative emission standards including an increase in zero emission vehicles (ZEV) such as electric vehicles or hydrogen fuel cell vehicles. CARB has adopted 2018 model year and later requirements for increasing volumes of ZEVs to achieve greenhouse gas as well as criteria pollutant emission reductions to help achieve the state's long-term greenhouse gas reduction goals. The EPA has adopted similar exhaust emission and evaporative emission standards which phase in with the 2017 model year. These new requirements will also increase the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance.

The Clean Air Act permits states that have areas with air quality compliance issues to adopt the California car and light-duty truck emission standards in lieu of the federal requirements. Thirteen states currently have these standards in effect and 10 of these 13 states have adopted the ZEV requirements.

Europe

Emissions are regulated by two different entities: the European Commission (EC) and the United Nations Economic Commission for Europe (UNECE). The EC imposes harmonized emission control requirements on vehicles sold in all 28 European Union (EU) Member States and other countries apply regulations under the framework of the UNECE. We must demonstrate that vehicles will meet emission requirements from an approval authority before we can sell vehicles in the EU Member States. The regulatory requirements include random testing of newly assembled vehicles and a manufacturer in-use surveillance program. EU and UNECE requirements are equivalent in terms of stringency and implementation.

A new level of exhaust emission standards for cars and light-duty trucks, Euro 5, was effective in 2011. Future European emission standards focus particularly on further reducing emissions from diesel vehicles. The Euro 6 emission levels will become effective in 2017. The new requirements will require additional technologies and further increase the cost of diesel engines, which currently cost more than gasoline engines. To comply with Euro 6 standards we expect that we will need to implement technologies identical to those being developed to meet U.S. emission standards. These technologies will put additional cost pressures on the already challenging European market for small and mid-size diesel vehicles. Gasoline engines are also affected by the new requirements. The measures for gasoline vehicles that require technology to reduce exhaust pollutant emissions will have adverse effects on vehicle fuel economy which drives additional technology cost to maintain fuel economy.

In the long-term, notwithstanding the already low vehicle emissions in Europe, the EC will continue devising regulatory requirements on the emission test cycle, real driving emission, low temperature testing, fuel evaporation and OBD. We are currently in compliance with all material components of these requirements or expect to be in compliance by the required date.

China

China has implemented European type China 4 standards nationally with European OBD requirements nationwide for all newly registered vehicles. Beijing, Shanghai and Guangzhou each required China 5 standards by the end of 2014 for newly registered vehicles. Tianjin, Hebei Province, the Pearl River and the Yangtze River delta regions are each expected to require China 5 standards prior to nationwide implementation of China 5 in 2017. The Beijing municipality is currently considering the implementation of a China unique emission standard for China 6 with the potential to combine elements of European and U.S. standards as early as 2017. We are currently in compliance with all material components of these requirements or expect to be in compliance by the required date.

Automotive Fuel Economy

U.S.

Corporate Average Fuel Economy (CAFE) reporting is required for three separate fleets: domestically produced cars, imported cars and light-duty trucks. Both car and light-duty truck standards were established using targets for various vehicle sizes and vehicle model sales volumes. In 2015 our domestic car standard is estimated to be 34.8 mpg, our import car standard is estimated

GENERAL MOTORS COMPANY AND SUBSIDIARIES

at 38.4 mpg, and our light-duty truck standard is estimated to be 25.6 mpg. Our current product plan is expected to be compliant with the federal CAFE program through the 2015 model year. In addition to federal CAFE the U.S. EPA requires compliance with greenhouse gas requirements that are similar to the CAFE program. Our current product plan is expected to be compliant with the federal greenhouse gas program through the 2015 model year. CARB has agreed that compliance with the federal program is deemed to be compliant with the California program for the 2012 through 2016 model years.

Europe

Legislation regulating fleet average CO2 emissions was implemented for passenger cars in 2012 with full compliance required by 2015. Requirements must be met through the introduction of CO2 reducing technologies on conventional engines or ultra-low CO2 vehicles such as the Chevrolet Volt and Opel Ampera. The EU has adopted an even more stringent CO2 regulation as of 2020. Along with the passenger car target, the EU also adopted a new fleet average target as of 2020. We are developing a compliance plan by adopting operational CO2 targets for each market entry in Europe.

Effective in 2012 an EC regulation required low-rolling resistance tires, tire pressure monitoring systems and gear shift indicators. An additional EC regulation has been adopted that will require labeling of tires for noise, fuel efficiency and rolling resistance, affecting vehicles at the point of sale as well as the sale of tires in the aftermarket.

China

China has both an individual vehicle pass-fail type approval requirement based on Phase 2 standards and a fleet fuel consumption requirement based on Phase 3 standards based on vehicle curb weight for the 2012 through 2015 calendar years. Implementation began in 2012 with full compliance to 6.9L/100km required by 2015. China has continued subsidies for fuel efficient vehicles, plug-in hybrid, battery electric and fuel cell vehicles. China is now working on a more aggressive Phase 4 fleet fuel consumption standard that is expected to apply beginning in 2016, with full compliance to 5.0L/100km required by 2020.

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

To mitigate the effects our worldwide operations have on the environment we are committed to convert as many of our worldwide facilities as possible to landfill-free facilities. At December 31, 2014, 88 (or approximately 50%) of our manufacturing facilities were landfill-free facilities. Additionally we have 34 non-manufacturing facilities that are landfill free. At our landfill-free manufacturing facilities approximately 93% of waste materials are recycled or reused and 6% is converted to energy at waste-to-energy facilities. Including construction, demolition and remediation wastes, we estimate that we recycled, reused, or composted over 2 million metric tons of waste materials at our global manufacturing operations and estimate that we converted approximately 100,000 metric tons of waste materials to energy at waste-to-energy facilities in the year ended December 31, 2014.

In addition to providing environmental benefits our landfill-free program and total waste reduction commitments generate revenue from the sale of production by-products, reduce our carbon footprint, and help to reduce the risks and financial liabilities associated with waste disposal.

We continue to search for ways to increase our use of renewable energy and improve our energy efficiency. At December 31, 2014 we have implemented projects globally that have increased our renewable energy capacity by over 35 megawatts, bringing our total renewable energy capacity to over 100 megawatts. In 2014 we also met the Environmental Protection Agency Energy Star Challenge for Industry at an additional 14 of our sites globally by reducing energy intensity an average of 17%. To meet the EPA challenge industrial sites must reduce energy intensity by 10% in five years or fewer. All 14 sites achieved the goal in no more than four years, with most meeting it in less than two years, bringing the total number of GM-owned sites to have met the Energy Star Challenge to 70.

Chemical Regulations

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We continually monitor the implementation of chemical regulations to maintain compliance and evaluate their effect on our business, suppliers and the automotive industry.

U.S. and Canada

Governmental agencies in both the U.S. and Canada continue to introduce new regulations and legislation related to the selection and use of chemicals or substances of concern by mandating broad prohibitions, green chemistry, life cycle analysis and product stewardship initiatives. These initiatives give broad regulatory authority to ban or restrict the use of certain chemical substances and potentially affect automobile manufacturers' responsibilities for vehicle components at the end of a vehicle's life, as well as, chemical selection for product development and manufacturing. Chemical restrictions in Canada are progressing more rapidly than in the U.S. as a result of Environment Canada’s Chemical Management Plan to assess existing substances and implement risk management controls on any chemical deemed toxic. These emerging regulations will potentially lead to increases in costs and supply chain complexity. We are currently in compliance with all material components of these requirements or expect to be in compliance by the required date.

The U.S. Congress is currently pursuing an update of the Toxic Substances Control Act to grant the EPA more authority to regulate and ban chemicals from use in the U.S. which, if passed, is expected to greatly increase the level of regulation of chemicals in vehicles.

Europe

In 2007 the EU implemented its regulatory requirements, the EU REACH regulation among others, to register, evaluate, authorize and restrict the use of chemical substances. This regulation requires chemical substances manufactured in or imported into the EU to be registered with the European Chemicals Agency before 2018. Under this regulation, “substances of very high concern” may either require authorization for further use or may be restricted in the future. This could potentially increase the cost of certain alternative substances that are used to manufacture vehicles and parts, or result in a supply chain disruption when a substance is no longer available to meet production timelines. Our research and development initiatives may be diverted to address future requirements. We are currently in compliance with all material components of these requirements or expect to be in compliance by the required date.

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

Outside the U.S. safety standards and recall regulations often have the same purpose as the U.S. standards but may differ in their requirements and test procedures. Other countries sometimes pass regulations which are more stringent than U.S. standards. Refer to Note 13 for more information on significant recall activities in 2014.

Vehicular Noise Control

In the U.S. passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. We identify the most stringent state and local requirements and validate to those requirements. Medium to heavy-duty trucks are regulated at the federal level.

Outside the U.S. noise regulations have been established by authorities at the national and supranational level. We believe that our vehicles meet all applicable noise regulations in the markets where they are sold. In 2014 the EU published a directive that mandates a significant decrease in vehicle noise emissions with a mandatory application beginning in 2016. The directive of the EU also forms the basis for amendment to UNECE vehicle regulations, with the effect that maximum noise regulations will become more stringent in all markets outside of North America.

While current noise emission requirements regulate maximum allowable noise levels, formal proposals are under development to regulate minimum sound levels. These proposals stem from concern that relatively quiet vehicles, specifically hybrids and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

electrics, may not be readily heard by pedestrians. In the U.S., National Highway Transportation Safety Administration (NHTSA) issued a Notice of Proposed Rulemaking in January 2013 and the U.S. Department of Transportation indicated a final rule is expected to be published in 2015. The UNECE is developing a Global Technical Regulation, sponsored by the U.S., Japan, and the EU, for manufacturers to equip vehicles with pedestrian alerting devices where the vehicle fails to meet minimum sound emission levels.

Automotive Financing - GM Financial

GM Financial is our global captive automotive finance company. GM Financial conducts its business in North America and, as a result of the 2013 acquisition of the Ally Financial international operations, in Europe and Latin America. Latin America includes operations located in Brazil, Chile, Colombia and Mexico. In January 2015 GM Financial completed the acquisition of Ally Financial's equity interest in SAIC-GMAC Automotive Finance Company Limited (formerly known as GMAC-SAIC Automotive Finance Company Limited) (SAIC-GMAC) which conducts automotive finance and financial services operations in China.

GM Financial provides consumer lending, both loan and lease, across the credit spectrum. Additionally GM Financial offers commercial products to dealer customers that include new and used vehicle inventory financing, inventory insurance, working capital, capital improvement loans, fleet financing and storage center financing.

In North America GM Financial's consumer automobile finance programs include sub-prime lending, full credit spectrum leasing and, more recently, prime lending. The sub-prime lending program is primarily offered to consumers with FICO scores of less than 620 who have limited access to automobile financing through banks and credit unions, and is expected to sustain a higher level of credit losses than prime lending. GM Financial is currently seeking to expand its prime lending programs through our franchised dealers and anticipates that prime lending will become an increasing percentage of originations and the consumer portfolio balance over time. The leasing product is offered through our franchised dealers and primarily targets prime consumers leasing new vehicles.

Internationally GM Financial’s consumer automobile finance programs focus on financing prime quality consumers, leasing in several countries and finance-related insurance products through third parties, such as credit life, gap and extended warranty coverage.

GM Financial seeks to fund its operations in each country through local sources of funding to minimize currency and country risk. GM Financial primarily finances its loan, lease and commercial origination volume through the use of secured and unsecured credit facilities, through securitization transactions where such markets are developed and through the issuance of unsecured debt.

GM Financial retains an interest in the securitization transactions in the form of restricted cash accounts and overcollateralization, whereby more receivables are transferred to the securitization trusts than the amount of asset-backed securities issued by the securitization trusts, as well as the estimated future excess cash flows expected to be received by GM Financial over the life of the securitization. Excess cash flows result from the difference between the finance charges received from the obligors on the receivables and the interest paid to investors in the asset-backed securities net of credit losses and expenses. Excess cash flows in the securitization trusts are initially retained to fund credit enhancement requirements in order to attain specific credit ratings for the asset-backed securities issued by the securitization trusts. Once targeted credit enhancement requirements are reached and maintained excess cash flows are distributed to GM Financial.

Employees

At December 31, 2014 we employed 216,000 employees of whom 136,000 (63%) were hourly employees and 80,000 (37%) were salaried employees. At December 31, 2014, 51,000 (56%) of our U.S. employees were represented by unions, a majority of which were represented by the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW). The following table summarizes worldwide employment (in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	December 31, 2014	December 31, 2013	December 31, 2012
GMNA(a)	110	109	101
GME	37	37	40
GMIO	33	36	36
GMSA	29	31	32
GM Financial(b)	7	6	4
Total Worldwide	216	219	213

U.S. - Salaried	40	36	30
U.S. - Hourly	51	51	50
_________

(a)
Increase in GMNA employees in the year ended December 31, 2013 includes an increase of approximately 4,000 employees due to insourcing of certain information technology support functions that were previously provided by outside parties and an increase of approximately 3,000 employees due to increase in launches and ramp up in manufacturing volume.

(b)	Increase in GM Financial employees in the year ended December 31, 2013 is due to the acquisition of the Ally Financial international operations.

Executive Officers of the Registrant
As of February 4, 2015 the names and ages of our executive officers and their positions and offices with GM are as follows:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Name (Age)	Present GM Position (Effective Date)	Positions Held During the Past Five Years if Other than Present GM Position (Effective Date)
Mary T. Barra (53)	Chief Executive Officer and Member of the Board of Directors (2014)	Executive Vice President, Global Product Development, Purchasing & Supply Chain (2013) Senior Vice President, Global Product Development (2011) Vice President, Global Human Resources (2009)
Daniel Ammann (42)	President (2014)
Executive Vice President & Chief Financial Officer (2013)
Senior Vice President & Chief Financial Officer (2011)
GM Vice President, Finance & Treasurer (2010)
Morgan Stanley - Managing Director and Head of Industrial Investment Banking (2004)

Jaime Ardila (59)	Executive Vice President & President, South America (2013)	Vice President & President, South America (2010) President and Managing Director of GM Mercosur (2007)
Alan S. Batey (51)	Executive Vice President & President, GM North America (2014)
Senior Vice President, Global Chevrolet and Brand Chief and U. S. Sales and Marketing (2013)
GM Vice President, U.S. Sales and Service, and Interim GM Chief Marketing Officer (2012)
Vice President, U.S. Chevrolet Sales and Service (2010)
Chairman & Managing Director, Holden, Ltd. (2009)

James B. DeLuca (53)	Executive Vice President, Global Manufacturing (2014)	Vice President, Manufacturing, GM International Operations (2013) Vice President, Quality, GM International Operations (2009)
Stefan Jacoby (56)	Executive Vice President, GM Consolidated International Operations (2013)	Volvo Car Corporation - Global Chief Executive Officer and President (2010) Volkswagen Group of America - Chief Executive Officer and President (2007)
Michael P. Millikin (66)(a)	Executive Vice President & General Counsel (2013)	Senior Vice President & General Counsel (2011) GM Vice President & General Counsel (2009)
Karl-Thomas Neumann (53)	Executive Vice President & President, GM Europe & Chairman of the Management Board of Opel Group GmbH (2013)	CEO, Opel Group GmbH & President, GM Europe (2013) Volkswagen Group China - Chief Executive Officer and President (2010) Volkswagen Group - Executive Vice President, Electromobility (2009)
Mark L. Reuss (51)	Executive Vice President, Global Product Development, Purchasing & Supply Chain (2014)	Executive Vice President & President, North America (2013) GM Vice President & President, North America (2009) GM Vice President, Global Vehicle Engineering (2009)
Charles K. Stevens, III (55)	Executive Vice President & Chief Financial Officer (2014)	Chief Financial Officer, GM North America (2010) Interim Chief Financial Officer, GM South America (2011) Executive Director, Finance, GM de Mexico (2008)
Matthew Tsien (54)	Executive Vice President & President, GM China, Inc. (2014)	GM Consolidated International Operations Vice President, Planning, Program Management, & Strategic Alliances China (2012) Executive Vice President, SAIC GM Wuling (2009)
Thomas S. Timko (46)	GM Vice President, Controller & Chief Accounting Officer (2013)	Applied Materials Inc. - Corporate Vice President, Chief Accounting Officer, and Corporate Controller (2010) Delphi Automotive Corporation - Chief Accounting Officer and Controller (2006)
__________

(a)	Retiring effective July 2015 and available for consulting services to the Company through 2015.

There are no family relationships between any of the officers named above and there is no arrangement or understanding between any of the officers named above and any other person pursuant to which he or she was selected as an officer. Each of the officers named above was elected by the Board of Directors or a committee of the Board of Directors to hold office until the next annual election of officers and until his or her successor is elected and qualified or until his or her earlier resignation or removal. The Board of Directors elects the officers immediately following each annual meeting of the stockholders and may appoint other officers between annual meetings.

Segment Reporting Data

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Operating segment data and principal geographic area data for the years ended December 31, 2014, 2013 and 2012 are summarized in Note 25 to our consolidated financial statements.

Website Access to Our Reports

Our internet website address is www.gm.com. In addition to the information about us and our subsidiaries contained in this 2014 Form 10-K information about us can be found on our website including information on our corporate governance principles. Our website and information included in or linked to our website are not part of this 2014 Form 10-K.

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

Our business is highly dependent on the global automobile market sales volume, which can be volatile.

Our business and financial results are highly sensitive to sales volume. A number of economic and market conditions drive changes in vehicle sales, including real estate values, levels of unemployment, the availability of credit, fluctuations in the cost of fuel, consumer confidence and global economic conditions. We cannot predict future economic and market conditions with certainty.

Our ability to maintain profitability over the long-term is dependent upon our ability to introduce new and improved vehicle models that are able to attract a sufficient number of consumers.

The automotive industry, particularly in the U.S., is very competitive with market participants routinely introducing new and improved vehicle models designed to meet consumer expectations, and in the past our competitors have been very successful in persuading customers that previously purchased our products to purchase their vehicles instead. Producing new and improved vehicle models on a basis competitive with the models introduced by our competitors and preserving our reputation for designing, building and selling safe and high quality cars that meet customer preferences is critical to our long-term profitability. We will launch a substantial number of new vehicles in 2015. A successful launch of our new vehicles is critical to our short-term profitability.

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

Our profitability is dependent upon the success of our higher margin vehicles and luxury brands.

While we offer a balanced and complete portfolio of small, mid-size and large cars, cross-overs, sport utility vehicles (SUVs) and trucks, we generally recognize higher profit margins on our full-size pick-up trucks and SUVs. Our success is dependent upon consumer preferences and our ability to market our higher margin vehicles.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our future competitiveness and ability to achieve long-term profitability depends on our ability to control our costs, which requires us to successfully implement restructuring initiatives throughout our automotive operations.

We are continuing to implement a number of cost reduction and productivity improvement initiatives in our automotive operations, including labor modifications and substantial restructuring initiatives. Our future competitiveness depends upon our continued success in implementing these initiatives throughout our automotive operations. While some of the elements of cost reduction are within our control, others, such as interest rates or return on investments, which influence our expense for pensions, depend more on external factors, and there can be no assurance that such external factors will not materially adversely affect our ability to reduce our costs. Reducing costs may prove difficult due to our focus on increasing advertising and our belief that engineering expenses necessary to improve the performance, safety and customer satisfaction of our vehicles are likely to increase.

Any disruption in our suppliers' operations could disrupt our production schedule.

Our automotive operations are dependent upon the continued ability of our suppliers to deliver the systems, components, raw materials and parts that we need to manufacture our products. Our use of “just-in-time” manufacturing processes allows us to maintain minimal inventory quantities of systems, components, raw materials and parts. As a result our ability to maintain production is dependent upon our suppliers delivering sufficient quantities of systems, components, raw materials and parts on time to meet our production schedules. In some instances we purchase systems, components, raw materials and parts from a single source and may be at an increased risk for supply disruptions. Where we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of systems, components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely.

An increase in cost of raw materials could materially harm our business.

We use various raw materials in our business including steel, aluminum, copper, platinum and palladium. The prices for these raw materials fluctuate depending on market conditions. In recent years freight charges and raw material costs increased. Substantial increases in the prices for our raw materials could reduce our profitability if we cannot recoup the increased costs through increased vehicle prices. Some of these raw materials, such as corrosion-resistant steel, are only available from a limited number of suppliers. We cannot guarantee that we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials, which may be caused by a deterioration of our relationships with suppliers or by events such as labor strikes, could negatively affect our net revenues and profitability to a material extent.

We operate in a highly competitive industry that has excess manufacturing capacity and attempts by our competitors to sell more vehicles could have a significant negative effect on our vehicle pricing, market share and operating results.

The global automotive industry is highly competitive and overall manufacturing capacity in the industry exceeds demand. Many manufacturers have relatively high fixed labor costs as well as significant limitations on their ability to close facilities and reduce fixed costs. Our competitors may respond to these relatively high fixed costs by attempting to sell more vehicles by adding vehicle enhancements, providing subsidized financing or leasing programs, offering marketing incentives or reducing vehicle prices. Manufacturers in lower cost countries such as China and India have emerged as competitors in key emerging markets and announced their intention of exporting their products to established markets as a bargain alternative to entry-level automobiles. These actions have had, and are expected to continue to have, a significant negative effect on our vehicle pricing, market share and operating results, and present a significant risk to our ability to enhance our revenue per vehicle.

Our competitors may be able to benefit from the cost savings offered by industry consolidation or alliances.

Designing, manufacturing and selling vehicles is capital intensive and requires substantial investments in manufacturing, machinery, research and development, product design, engineering, technology and marketing in order to meet both consumer preferences and regulatory requirements. Large original equipment manufacturers are able to benefit from economies of scale by leveraging their investments and activities on a global basis across brands and nameplates. If our competitors consolidate or enter into other strategic agreements such as alliances, they may be able to take better advantage of these economies of scale to enhance their competitiveness or liquidity position.

Our business plan contemplates that we restructure our operations in various European countries, but we may not succeed in doing so.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We face difficult market and operating conditions in certain parts of the world that may require us to restructure, impair or rationalize these operations. In many countries across our regions we have experienced challenges in our operations and continue to strategically assess the manner in which we operate in certain countries. As we continue to assess our performance throughout the regions, additional restructuring, impairment and rationalization actions may be required and may be material. The key areas of our plan include: (1) investments in our product portfolio; (2) a revised brand strategy; and (3) reducing material, development and production costs. The success of our plan will depend on a combination of our ability to execute the actions contemplated, as well as external economic factors, which are outside of our control.

We could be materially adversely affected by a negative outcome in unusual or significant litigation, governmental investigations or other legal proceedings related to the Ignition Switch Recall.

We are subject to legal proceedings involving various issues, including product liability lawsuits, stockholder litigation and governmental investigations, including class actions related to the Ignition Switch Recall, such as a lawsuit for the alleged diminished value of vehicles affected by the Ignition Switch Recall. Refer to the "GM North America" section of Management's Discussion and Analysis of Financial Conditions and Results of Operations (MD&A) for additional information on the Ignition Switch Recall. At this point we are unable to predict the duration, scope, developments in, results of or consequences of the government's investigations. Such lawsuits and investigations could in the future result in the imposition of damages, substantial fines, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as significant legal and other costs. Because the matters are ongoing there can be no assurance as to how the resulting consequences, if any, may impact our business, reputation, consolidated financial condition, results of operations or cash flow. We cannot currently estimate the potential liability, damages or range of potential loss as a result of the legal proceedings and governmental investigations. For a further discussion of these matters refer to Note 17 to our consolidated financial statements.

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

We are affected significantly by governmental regulations that can increase costs related to the production of our vehicles and affect our product portfolio. We anticipate that the number and extent of these regulations, and the related costs and changes to our product lineup, will increase significantly in the future. These government regulatory requirements could significantly affect our plans for global product development and may result in substantial costs, including civil or criminal penalties. They may also result in limits on the types of vehicles we sell and where we sell them, which can affect revenue.

In the U.S. automotive safety standards are regulated by the NHTSA, whose regulators require that automotive manufacturers implement safety measures such as recalls for vehicles that do not or may not comply with relevant safety standards. Due to these regulations, we could be subject to civil or criminal penalties or may incur various costs including significant costs for free repairs, if we are required to, or voluntarily decide to, implement safety measures such as a recall. For example, we are currently facing U.S. Attorney for the Southern District of New York, Congressional, SEC, Transport Canada and state investigations related to the Ignition Switch Recall.

In the U.S. vehicle fuel economy and greenhouse gas emissions are regulated under a harmonized national program administered by the NHTSA and the EPA.

We are committed to meeting or exceeding these U.S. regulatory requirements. We expect that to comply with these requirements we will be required to sell a significant volume of hybrid electric vehicles, as well as implement new technologies for conventional internal combustion engines, all at increased cost levels. There is no assurance that we will be able to produce and sell vehicles that use such technologies on a profitable basis or that our customers will purchase such vehicles in the quantities necessary for us to comply with these regulatory programs.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

If we are not able to comply with specific new requirements then we could be subject to sizeable civil penalties or have to restrict product offerings drastically to remain in compliance. Environmental liabilities for which we may be responsible are not reasonably estimable and could be substantial. Violations of safety or emissions standards could result in the recall of one or more of our products, negotiated remedial actions, possible fines or a combination of any of those items. We must also cover the cost of repairs conducted under emission defect and performance warranties which apply for specified periods of time and mileage. In turn any of these actions could have substantial adverse effects on our operations including facility idling, reduced employment, increased costs and loss of revenue.

Our defined benefit pension plans are currently underfunded and our pension funding requirements could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, declining interest rates, changes in assumptions and investments that do not achieve adequate returns.

Our employee benefit plans currently hold a significant amount of equity and fixed income securities. A detailed description of the investment funds and strategies is disclosed in the "Critical Accounting Estimates" section of the MD&A and Note 15 to our consolidated financial statements, which also describes significant concentrations of risk to the plan investments.

There are additional risks due to the complexity and magnitude of our investments. Examples include implementation of significant changes in investment policy, insufficient market liquidity in particular asset classes and the inability to quickly rebalance illiquid and long-term investments.

Our future funding requirements for our U.S. defined benefit pension plans qualified with the Internal Revenue Service (IRS) depend upon the future performance of assets placed in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans and any changes in government laws and regulations. Future funding requirements generally increase if the discount rate decreases or if actual asset returns are lower than expected asset returns, as other factors are held constant. Our potential funding requirements are described in Note 15 to our consolidated financial statements.

Factors which affect future funding requirements for our U.S. defined benefit plans generally affect the required funding for non-U.S. plans. Certain plans outside the U.S. do not have assets and therefore the obligation is funded as benefits are paid. If local legal authorities increase the minimum funding requirements for our non-U.S. plans, we could be required to contribute more funds.

Shortages of and volatility in the price of oil may cause shifts in consumer vehicle demand.

Volatile oil prices in recent years have tended to cause a shift in consumer demand towards smaller, more fuel-efficient vehicles, which provide lower profit margins. Any increases in the price of oil or any sustained shortage of oil, including as a result of political instability in the Middle East, South America and African nations, could weaken the demand for our higher margin full-size pick-up trucks and SUVs, which could decrease. Lower oil prices in oil producing countries could also impact our ability to sell vehicles in those countries.

We rely on GM Financial to provide financial services to our dealers and customers in a majority of the markets in which we sell vehicles. GM Financial faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations and its ability to provide leasing and financing to consumers and commercial lending to our dealers to support additional sales of our vehicles.

We rely on GM Financial in North America, Europe, South America and China to support leasing and sales of our vehicles to consumers requiring vehicle financing and also to provide commercial lending to our dealers. Any reduction of GM Financial's ability to provide such financial services would negatively affect our efforts to support additional sales of our vehicles and expand our market penetration among consumers and dealers. The factors that could adversely affect GM Financial's business and operations and reduce its ability to provide financing services at competitive rates include:

•	The availability of borrowings under its credit facilities to fund its consumer and dealer finance activities;

•	Its ability to access a variety of financing sources including the asset-backed securities market and other secured and unsecured debt markets;

•	The performance of loans and leases in its portfolio, which could be materially affected by delinquencies, defaults or prepayments;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Wholesale auction values of used vehicles;

•	Higher than expected vehicle return rates and the residual value performance on vehicles GM Financial leases;

•	Fluctuations in interest rates and currencies; and

•	Changes to regulation, supervision and licensing across various jurisdictions.

Our planned investment in new technology in the future is significant and may not be funded at anticipated levels and, even if funded at anticipated levels, may not result in successful vehicle applications.

We intend to invest significant capital resources to support our products and to develop new technology. In addition we plan to invest heavily in alternative fuel and advanced propulsion technologies in 2015, largely to support our planned expansion of hybrid and electric vehicles. However if our future operations do not provide us with the cash flow we anticipate, we may be forced to reduce, delay or cancel our planned investments in new technology.

In some cases the technologies that we plan to employ are not yet commercially practical and depend on significant future technological advances by us and by suppliers. There can be no assurance that advances in technology will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate or that we will be able to establish our right to these technologies.

Security breaches and other disruptions to our information technology networks and systems could interfere with our operations and could compromise the confidentiality of our proprietary information.

We rely upon information technology networks and systems, including in-vehicle systems and mobile devices, some of which are managed by third-parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain management, manufacturing, invoicing and collection of payments from our dealer network and from customers of GM Financial. Additionally we collect and store sensitive data, including intellectual property, proprietary business information, propriety business information of our dealers and suppliers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information, is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and systems may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors or malfeasance by employees, contractors and others who have access to our networks and systems or computer viruses. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. We have been the target of these types of attacks in the past with no material known impacts and future attacks are likely to occur. If successful, these types of attacks on our network or systems, including in-vehicle systems and mobile devices, or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and reduce the competitive advantage we hope to derive from our investment in advanced technologies. Our insurance coverage may not be adequate to cover all the costs related to significant security attacks or disruptions resulting from such attacks.

A significant amount of our operations are conducted by joint ventures that we cannot operate solely for our benefit.

Many of our operations, primarily in China, are carried out by joint ventures such as Shanghai General Motors Co., Ltd. In joint ventures we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures we are required to foster our relationships with our co-owners as well as promote the overall success of the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our business in China is subject to aggressive competition and is sensitive to economic and market conditions.

Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. In addition our business in China is sensitive to economic and market conditions that drive sales volume in China.

We could be materially adversely affected by changes or imbalances in foreign currency exchange rates and interest rates.

Given the nature of the automotive industry and global spread of our business, we have significant exposures to risks related to changes in foreign currency exchange rates and interest rates. In preparing the consolidated financial statements we translate our revenues and expenses outside the U.S. into U.S. Dollars using the average foreign currency exchange rate for the period and the assets and liabilities using the foreign currency exchange rate at the balance sheet date.

Our businesses outside the U.S. expose us to additional risks.

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

•	Changes in foreign regulations impacting our overall business model restricting our ability to buy and sell our products in those countries, especially China;

•	Differing local product preferences and product requirements, including fuel economy, vehicle emissions and safety;

•	Impact of compliance with U.S. and other foreign countries’ export controls and economic sanctions;

•	Liabilities resulting from U.S. and foreign laws and regulations, including those related to the Foreign Corrupt Practices Act and certain other anti-corruption laws;

•	Differing labor regulations and union relationships;

•	Consequences from changes in tax laws;

•	Difficulties in obtaining financing in foreign countries for local operations; and

•	Political and economic instability, natural calamities, war and terrorism.

*  *  *  *  *  *  *

Item 1B. Unresolved Staff Comments

None

*  *  *  *  *  *  *
Item 2. Properties

At December 31, 2014 we had over 100 locations in the U.S., excluding our automotive financing operations and dealerships, which are primarily for manufacturing, assembly, distribution, warehousing, engineering and testing. Leased properties are primarily composed of warehouses and administration, engineering and sales offices.

We have 15 locations in Canada and we have assembly, manufacturing, distribution, office or warehousing operations in 61 other countries, including equity interests in associated companies which perform assembly, manufacturing or distribution

GENERAL MOTORS COMPANY AND SUBSIDIARIES

operations. The major facilities outside the U.S. and Canada, which are principally vehicle manufacturing and assembly operations, are located in:

• Argentina	• Colombia	• Indonesia	• South Africa	• Uzbekistan
• Australia	• Ecuador	• Kenya	• South Korea	• Venezuela
• Brazil	• Egypt	• Mexico	• Spain	• Vietnam
• Chile	• Germany	• Poland	• Thailand
• China	• India	• Russia	• United Kingdom

We, our subsidiaries, or associated companies in which we own an equity interest, own most of the above facilities.

GM Financial leases facilities for administration and regional credit centers. GM Financial has 46 facilities, of which 22 are located in the U.S. The major facilities outside the U.S. are located in Canada, the United Kingdom, Brazil and Spain.

*  *  *  *  *  *  *

Item 3. Legal Proceedings

Refer to Note 17 to our consolidated financial statements for information relating to legal proceedings.

*  *  *  *  *  *  *

Item 4. Mine Safety Disclosures

Not applicable

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock have been publicly traded since November 18, 2010 when our common stock was listed and began trading on the New York Stock Exchange and the Toronto Stock Exchange. The following table summarizes the quarterly price ranges of our common stock based on high and low prices from intraday trades on the New York Stock Exchange, the principal market on which the stock is traded:

	Years Ended December 31,
	2014		2013
	High	Low	High	Low
First quarter	$41.06	$33.57	$30.68	$26.19
Second quarter	$37.18	$31.70	$35.49	$27.11
Third quarter	$38.15	$31.67	$37.97	$33.41
Fourth quarter	$35.45	$28.82	$41.85	$33.92

Holders

At January 28, 2015 we had a total of 1.6 billion issued and outstanding shares of common stock held by 420 holders of record.

Dividends

Since our formation, we had not paid any dividends on our common stock through the year ended December 31, 2013. Beginning in the first quarter of 2014 our Board of Directors declared, and we paid, quarterly dividends on common stock in the amount of $0.30 per share. It is anticipated that dividends on our common stock will continue to be declared and paid quarterly. However our payment of dividends in the future, if any, will be determined by our Board of Directors and will be paid out of funds legally available for that purpose. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements and other factors.

Issuer Purchases of Equity Securities

Purchases of Equity Securities for Cash

No shares of common stock were purchased for cash in the three months ended December 31, 2014.

Other Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
October 1, 2014 through October 31, 2014	1,886,328	$32.68	N/A	N/A
November 1, 2014 through November 30, 2014	2,833	$31.28	N/A	N/A
December 1, 2014 through December 31, 2014	509,219	$32.53	N/A	N/A
Total	2,398,380	$32.65

Shares purchased consist of (1) shares of common stock retained by us for the payment of the exercise price upon the exercise of warrants; and (2) shares of common stock delivered by employees or directors back to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units (RSUs) and Restricted Stock Awards relating to compensation plans. Refer to Note 23 of our consolidated financial statements for additional details on employee stock incentive plans and Note 21 of our consolidated financial statements for additional details on warrants issued.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

*  *  *  *  *  *  *

Item 6. Selected Financial Data

Selected financial data is summarized in the following table (dollars in millions except per share amounts):

	At and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data:
Total net sales and revenue	$155,929	$155,427	$152,256	$150,276	$135,592
Income from continuing operations(a)	$4,018	$5,331	$6,136	$9,287	$6,503
Net income attributable to stockholders	$3,949	$5,346	$6,188	$9,190	$6,172
Net income attributable to common stockholders(b)	$2,804	$3,770	$4,859	$7,585	$4,668
Basic earnings per common share(c)	$1.75	$2.71	$3.10	$4.94	$3.11
Diluted earnings per common share(c)	$1.65	$2.38	$2.92	$4.58	$2.89
Dividends declared per common share	$1.20	$—	$—	$—	$—
Balance Sheet Data:
Total assets(d)	$177,677	$166,344	$149,422	$144,603	$138,898
Automotive notes and loans payable	$9,410	$7,137	$5,172	$5,295	$4,630
GM Financial notes and loans payable(d)	$37,431	$29,046	$10,878	$8,538	$7,032
Series A Preferred Stock(b)	$—	$3,109	$5,536	$5,536	$5,536
Series B Preferred Stock(e)		$—	$4,855	$4,855	$4,855
Equity(f)	$36,024	$43,174	$37,000	$38,991	$37,159
_________

(a)
In the year ended December 31, 2014 we recorded charges of approximately $2.9 billion in Automotive cost of sales related to recall campaigns and courtesy transportation, a catch-up adjustment of $0.9 billion recorded in the three months ended June 30, 2014 related to the change in estimate for recall campaigns and a charge of $0.4 billion related to the ignition switch recall compensation program. In the year ended December 31, 2012 we recorded Goodwill impairment charges of $27.1 billion, the reversal of deferred tax valuation allowances of $36.3 billion in the U.S. and Canada, pension settlement charges of $2.7 billion and GME long-lived asset impairment charges of $5.5 billion.

(b)
In December 2014 we redeemed all of the remaining shares of our Series A Preferred Stock for $3.9 billion, which reduced Net income attributable to common stockholders by $0.8 billion. In September 2013 we purchased 120 million shares of our Series A Preferred Stock held by the UAW Retiree Medical Benefits Trust (New VEBA) for $3.2 billion, which reduced Net income attributable to common stockholders by $0.8 billion.

(c)
In the years ended December 31, 2012 and 2011 we used the two-class method for calculating earnings per share as the Series B Preferred Stock was a participating security. Refer to Note 22 to our consolidated financial statements for additional detail.

(d)	GM Financial acquired Ally Financial's international operations in Europe and Latin America in the year ended December 31, 2013.

(e)	In December 2013 all of our Series B Preferred Stock automatically converted into 137 million shares of our common stock.

(f)
In December 2012 we purchased 200 million shares of our common stock for a total of $5.5 billion, which directly reduced stockholder's equity by $5.1 billion and we recorded a charge to earnings of $0.4 billion.

*  *  *  *  *  *  *

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

In the three months ended March 31, 2014 we changed our managerial and financial reporting structure to reclassify the results of our Russian subsidiaries previously reported in our GMIO segment to our GME segment. We have retrospectively revised the segment presentation for all periods presented.

Non-GAAP Measures

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Management uses earnings before interest and taxes (EBIT)-adjusted to review the operating results of our automotive segments because it excludes interest income, interest expense and income taxes and includes certain additional adjustments. GM Financial uses income before income taxes-adjusted because management believes interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Examples of adjustments to EBIT and GM Financial's income before income taxes include certain impairment charges related to goodwill, other long-lived assets and investments; certain gains or losses on the settlement/extinguishment of obligations; and gains or losses on the sale of non-core investments. Refer to Note 25 to our consolidated financial statements for our reconciliation of these non-GAAP measures to the most directly comparable financial measure under U.S. GAAP.

Management uses adjusted free cash flow to review the liquidity of our automotive operations. We measure adjusted free cash flow as cash flow from operations less capital expenditures adjusted for management actions, primarily related to strengthening our balance sheet, such as accrued interest on prepayments of debt and voluntary contributions to employee benefit plans. Refer to the “Liquidity” section of MD&A for our reconciliation of this non-GAAP measure to the most directly comparable financial measure under U.S. GAAP.

Management uses these non-GAAP measures in its financial and operational decision making processes, for internal reporting and as part of its forecasting and budgeting processes as they provide additional transparency of our core operations. These measures allow management to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions.

Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result the use of these non-GAAP measures has limitations and should not be considered in isolation from, or as a substitute for, related U.S. GAAP measures.

Overview

Our strategic plan includes several major initiatives that we anticipate will help us achieve 9% to 10% margins on an EBIT-adjusted basis (EBIT-adjusted margins, calculated as EBIT-adjusted divided by Net sales and revenue) by early next decade: (1) earn customers for life by developing a strong product pipeline, leading the industry in quality and safety and delivering on our commitments; (2) lead the industry in product design, with our light-weighting and mixed material body structures and in leading edge technology, including the launch of 4G LTE in China and expansion of OnStar to Europe; (3) grow our brands, particularly the Cadillac brand in the U.S. and China; (4) continue our growth in China; (5) continue our growth of GM Financial as our captive automotive financing company; and (6) deliver core operating efficiencies by institutionalizing Operational Excellence. Our financial targets include the following:

•
Expected EBIT-adjusted and EBIT-adjusted margins improving in all automotive segments in 2015 due primarily to the following anticipated trends: (1) an approximately 3% increase in global industry vehicle sales; (2) improved mix of full-size SUVs and full-size pick-up trucks; and (3) lower overall restructuring costs; partially offset by (4) higher marketing and engineering costs; and (5) unfavorable foreign currency effects;

•	Anticipated adjusted automotive free cash flow will be relatively flat in 2015 compared to 2014;

•	Forecasted consolidated EBIT-adjusted margins of 9% to 10% by the 2020s;

•	Expected EBIT-adjusted margins of 10% in GMNA in 2016, which we anticipate will be driven by product launches, disciplined pricing and a focus on fixed costs;

•
An anticipated return to profitability in GME in 2016 driven by investments in our product portfolio, a revised brand strategy and reducing material, development and production costs assuming Europe does not suffer another recession;

•
Expected continued improvement of our results in GMIO (excluding the results of our China JVs) through our emerging market product portfolio, improvements in brand strategy and dealer networks, cost structure and sourcing over the medium term;

•	Continued strong net income margins at our China JVs, with plans to invest approximately $14 billion in China through 2018 and increase vehicle sales volumes by nearly 40% by 2018;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Expected continued improvement of our core operations in GMSA through product launches and material and logistics optimization, with a long-term objective of single digit EBIT-adjusted margins; and

•
An anticipated increase of GM Financial’s support of the sale of new GM vehicles around the world through a comprehensive suite of financing products, including continuing on the path towards full global captive capability.

Automotive Summary and Outlook

Our consolidated Net income decreased from $5.3 billion to $4.0 billion. Notwithstanding this decrease we had strong financial results in 2014 excluding the impact of recall campaign and courtesy transportation charges. Performance of GMNA met our expectations, while GME and GMIO outperformed our expectations. However, we experienced weaker performance in GMSA due to the challenging environment in Venezuela, Brazil and Argentina.

As more fully described in the “GM North America” section of MD&A we recorded charges of approximately $2.9 billion in Automotive cost of sales relating to recall campaigns and courtesy transportation in the year ended December 31, 2014, of which over 86% was recorded in GMNA.

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

In the three months ended June 30, 2014 we recorded $0.4 billion in Automotive selling, general and administrative expense in Corporate which represents our best estimate of amounts that may be paid under the Program. The amount was treated as an adjustment for EBIT-adjusted reporting purposes. However, it is reasonably possible that the liability could exceed our recorded amount by approximately $0.2 billion. The most significant estimates affecting the amount recorded include the number of participants that have eligible claims related to death and physical injury, which also contemplates the severity of injury, the length of hospital stays and related compensation amounts and the number of people who actually elect to participate in the Program. Our estimate is subject to significant uncertainties, as programs of this nature are highly unusual and each eligible claim will have a unique underlying fact pattern. While we do not anticipate material changes to our current estimate, it is possible that material changes could occur if actual eligible claims and the related compensation amounts differ from this estimate. The Program accepted claims from August 1, 2014 through January 31, 2015. Payments to eligible claimants began in the fourth quarter 2014 and will continue through the first half of 2015. Accident victims (or their families) could choose not to participate in the Program and pursue litigation against us. At January 30, 2015 the Program has received 3,810 claims and the independent program administrator has determined 128 claims to be eligible for payment under the Program. Remaining claims are either under review, deficient awaiting further documentation or deemed ineligible. Based on currently available information we believe our accrual at December 31, 2014 is adequate to cover the estimated costs under the Program. At January 30, 2015 we have paid $93 million to eligible claimants under the Program. Accident victims that accept a payment under the Program agree to settle all claims against GM related to the accident.

We analyze the results of our automotive business through our four geographically-based segments:

GMNA

Automotive industry volume has continued to grow in North America. In 2014 U.S. industry light vehicle sales for the calendar year were 16.5 million units, up from 15.6 million units in 2013. In January 2015 we announced that we expect 2015 industry light vehicle sales to be between 16.5 and 17.0 million units.
In the year ended December 31, 2014 our U.S. retail vehicle sales increased at a rate approximately 0.7 percentage points less than industry sales. As a result, our U.S. market share decreased by 0.1 percentage points. U.S. market share for both Chevrolet and Cadillac decreased, while GMC and Buick increased.
GMNA continued to generate increases in average transaction prices (ATP) in U.S. According to J.D. Power PIN estimates, in the year ended December 31, 2014 we achieved record ATP in the U.S. on the strength of new products such as large pick-ups and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SUVs. Contributing to the record ATP, our U.S. incentive spending as a percentage of ATP increased by 0.1 percentage points, while industry spending increased by 0.4 percentage points compared to the prior year.
The first deliveries of the new 2015 Chevrolet Colorado and GMC Canyon mid-size pick-ups occurred in September 2014. We have announced plans to add a third shift at our Wentzville, Mo. assembly plant in early 2015 to meet expected demand for both mid-size pick-ups and full-size vans.
Customer safety and satisfaction were the major reasons for the recall of approximately 36 million vehicles announced during 2014. These recalls included: (1) approximately 2.6 million vehicles to repair ignition switches that could result in a loss of electrical power under certain circumstances that may prevent front airbags from deploying in the event of a crash (accident victims who died or suffered physical injury associated with these vehicles (or their families) may be eligible to participate in a compensation program, as more fully described in Note 17 to our consolidated financial statements) and to fix ignition lock cylinders that could allow removal of the ignition key while the engine is running, leading to possible rollaway or crash; (2) approximately 1.9 million vehicles to replace either the power steering motor, the steering column, the power steering motor control unit or a combination of the steering column and the power steering motor control unit as the electric power steering could fail under certain circumstances; (3) approximately 1.3 million vehicles prone to non-deployment of the side impact restraints if vehicles are not serviced when the Service Air Bag warning light is illuminated; (4) approximately 2.7 million vehicles to modify the brake lamp wiring harness that could have corrosion develop due to micro-vibration; (5) approximately 1.5 million vehicles to replace front safety lap belt cables that could fatigue and separate over time; (6) approximately 1.4 million vehicles to replace the shift cable that could wear out over time resulting in mismatches of the gear position indicated by the shift lever; (7) approximately 12.1 million vehicles to rework or replace ignition keys because the ignition switch may move out of the “run” position which may impact power steering and power braking and, depending on timing of the key movement relative to the activation of the sensing algorithm of a crash event, may result in airbags not deploying; (8) approximately 1.1 million vehicles to repair a loose battery cable that could impact vehicle warning systems; (9) approximately 0.7 million vehicles to repair ignition mechanisms where the ignition key could be pulled out while the vehicle is in the run position; (10) approximately 0.6 million vehicles to replace the wave plate in all vehicles with 6T70 and 6T75 transmissions which could crack under certain circumstances; and (11) approximately 10.1 million vehicles for other matters. In the three and six months ended June 30, 2014 we recorded charges of approximately $1.1 billion and $2.4 billion primarily for the estimated costs of parts and labor to repair these vehicles and for courtesy transportation. The cost of the vehicles recalled in the six months ended December 31, 2014 were comprehended in the June 30, 2014 catch-up adjustment of $0.9 billion associated with a change in estimate for previously sold vehicles. Refer to Note 1 and Note 13 to our consolidated financial statements for more detail related to the catch-up adjustment. Total Net sales and revenue for GMNA have increased for the year ended December 31, 2014 as compared to prior year by 6.4%. It is difficult to determine the impact, if any, on current or future Net sales and revenue due to our recent recall activity. Of the approximately 36 million vehicles subject to recall, approximately 63% of the vehicles and 65% of the costs involve vehicles we no longer produce or sell. We began repairing vehicles in early April 2014 and we have produced sufficient parts to have the ability to repair all vehicles impacted by the Ignition Switch Recall. Refer to the "GM North America" section of MD&A for additional information on all of the recalls we announced in 2014.

In the year ending December 31, 2015 we expect an increase in EBIT-adjusted and EBIT-adjusted margins due primarily to: (1) a slight increase in U.S. industry vehicle sales; and (2) full year production of full-size SUVs; partially offset by (3) increased engineering and marketing costs.

The UAW contract we entered into in September 2011 expires in September 2015.

GME

The automotive industry conditions in Europe remain challenging due to economic uncertainty resulting from weak gross domestic growth, high unemployment and vehicle production overcapacity. Despite such conditions, automotive industry sales to retail and fleet customers began to improve in the three months ended December 31, 2013 compared to the corresponding period in 2012. This trend continued in 2014 with industry sales to retail and fleet customers of 19 million vehicles representing a 1.8% increase compared to the corresponding period in 2013.

Our European operations are benefiting from this trend and continue to show signs of improvement underscored by further improvement in our Opel and Vauxhall market share in the year ended December 31, 2014, which builds on our first market share increase in 14 years in 2013. This market share increase was partially driven by the success of the recently launched Opel Mokka.

We continue to implement various strategic actions to strengthen our operations and increase our competitiveness. The key actions include investments in our product portfolio including the next generation Opel Astra and Corsa, a revised brand strategy

GENERAL MOTORS COMPANY AND SUBSIDIARIES

and reducing material, development and production costs, including restructuring activities. The success of these actions will depend on a combination of our ability to execute and external factors which are outside of our control.

We continue to assess additional strategic actions across the region as a result of significant volume pricing and foreign exchange pressures in certain markets, which may result in additional restructuring or rationalization actions. These actions, if implemented, may result in impairment and other charges. The determination of the amount of these charges is subject to significant uncertainty and highly dependent on finalization of our strategic assessments.

Our restructuring activities include our effort to rationalize our manufacturing footprint in GME whereby we reached agreement with the labor union in Germany to terminate all vehicle and transmission production at our Bochum, Germany facility at the end of 2014. Affected employees are eligible for a voluntary restructuring separation program. Restructuring charges were recorded primarily through the end of 2014. Refer to Note 19 to our consolidated financial statements for additional information.

In the year ended December 31, 2014 we performed a strategic assessment of our Russian operations as a result of a significant deterioration in sales volumes due to challenging market conditions and deterioration in the Russian Ruble. Our review indicated that the existing long-lived assets and certain investments in our Russian operations were not recoverable. As a result we recorded impairment charges of $0.2 billion in Automotive cost of sales which was treated as an adjustment for EBIT-adjusted reporting purposes. Industry and economic conditions in Russia remain volatile and we continue to evaluate and execute various strategic actions to improve our operations in a difficult environment.

We expect the European automotive industry to continue to moderately improve and we expect to be profitable in GME in 2016.

In the year ending December 31, 2015 we expect an increase in EBIT-adjusted and EBIT-adjusted margins due primarily to: (1) lower restructuring costs; partially offset by (2) higher engineering, marketing and depreciation and amortization cost.

GMIO

We are addressing many of the challenges in our GMIO operations and continue to strategically assess the manner in which we operate in certain countries within GMIO. In 2013 we announced the withdrawal of the Chevrolet brand from Western and Central Europe and the ceasing of manufacturing and significant reduction of engineering operations in Australia by 2017 and incurred impairment and other charges in 2013 and 2014. We continue to execute these plans and within the financial impact that we projected. As we continue to assess our performance throughout the region, additional restructuring and rationalization actions may be required and may be material.

In the three months ended December 31, 2014 due to a significant decrease in domestic sales driven by political unrest and a lack of consumer confidence domestically as well as ongoing weakness and trade challenges in several export markets we performed a recoverability test of our real and personal property assets in our Thailand operations. As a result we recorded impairment charges of $0.2 billion in Automotive cost of sales which was treated as an adjustment for EBIT-adjusted reporting purposes.

To address the significant industry, market share, pricing and foreign exchange pressures in the region, we continue to focus on product portfolio enhancements, manufacturing footprint rationalization, increased local sourcing of parts, cost structure reductions, as well as brand and dealer network improvements which we expect to favorably impact the region over the medium term. However, with the significant reduction in wholesale volumes and forward pricing pressures, we tested certain long-lived assets for impairment and additional testing may occur in the near term. Determining whether long-lived assets need to be tested for impairment, whether recorded amounts are recoverable and the estimate of impairment and other charges, if any, is subject to significant uncertainty and highly dependent on finalization of our strategic assessments.

In the year ending December 31, 2015 we expect an increase in EBIT-adjusted and EBIT-adjusted margins due primarily to: (1) improved profitability at our China JVs; (2) a flat to slight increase in industry vehicle sales; (3) improved product mix in the Middle East; and (4) improved cost performance; partially offset by (5) higher restructuring costs.

In China we are expecting an increase in industry vehicle sales with a modest increase in market share coupled with new vehicle launches and a full year of the 2014 launches.

GMSA

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2014 we recorded devaluation charges of $0.4 billion related to a change in the exchange rate we use for remeasuring our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities from the Venezuela official exchange rate to the rate determined by an auction process conducted by Venezuela’s Complementary System of Foreign Currency Administration (SICAD I). In addition to currency controls already in place the Venezuelan government announced pricing controls that, taken with other initiatives, require us to closely monitor and consider our ability to maintain a controlling financial interest in our Venezuelan subsidiaries. Refer to the "GM South America" section of MD&A for additional information.

In the year ended December 31, 2014 we recorded a net gain on extinguishment of debt of $0.2 billion primarily related to prepayment of unsecured debt in Brazil.

Based on the results of our annual goodwill impairment tests we recorded goodwill impairment charges of $0.1 billion in the year ended December 31, 2014 which was treated as an adjustment for EBIT-adjusted reporting purposes.

In the year ending December 31, 2015 we expect an increase in EBIT-adjusted and EBIT-adjusted margins due primarily to: (1) a slight improvement in market share primarily in Brazil; (2) improved product and country mix; and (3) improved pricing; partially offset by (4) higher marketing, labor, material and logistics costs. Continued foreign currency volatility will also affect our results in 2015.

Corporate

On December 31, 2014 we redeemed all of our shares of Series A Preferred Stock outstanding at a redemption price equal to the aggregate liquidation amount, including accumulated dividends, of $3.9 billion. The difference of $0.8 billion between the carrying amount and the consideration paid was recorded as a reduction to Net income attributable to common stockholders.

At December 31, 2014 our European businesses had deferred tax asset valuation allowances of $4.9 billion. As a result of the changes in our European operating structure and improving financial performance in certain jurisdictions, we are experiencing positive evidence trends in certain operations. If these operations generate profits and taxable income in the future, it is reasonably possible our conclusion regarding the need for full valuation allowances could change, resulting in the reversal of significant portions of the valuation allowances. In the quarter in which significant valuation allowances are reversed, we will record a material tax benefit reflecting the reversal, which could result in lower than expected or negative effective tax rate for both the quarter and full year.

Automotive Financing - GM Financial Summary and Outlook

GM Financial is currently seeking to expand its prime lending programs in North America and anticipates that prime lending will become an increasing percentage of the consumer portfolio balance over time. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout economic cycles. GM Financial completed the acquisitions of Ally Financial's automotive finance and financial services businesses in Europe and Latin America during 2013. On January 2, 2015 GM Financial completed its acquisition of Ally Financial's 40% equity interest in SAIC-GMAC in China. The aggregate purchase price was approximately $1.0 billion, subject to certain post-closing adjustments. Also on January 2, 2015 GM Financial sold a 5% equity interest in SAIC-GMAC to Shanghai Automotive Group Finance Company Ltd. (SAICFC), a current shareholder of SAIC-GMAC, for proceeds of approximately $120 million, subject to certain post-closing adjustments. As a result of these transactions GM indirectly owns 45% of SAIC-GMAC.

In January 2015 we announced GM Financial will become the exclusive U.S. lease provider for Buick-GMC dealers in February 2015 and is targeting March 2015 for Cadillac dealers. U.S. lease exclusivity with Chevrolet dealers is under consideration.

In the year ending December 31, 2015 we expect income before income taxes-adjusted to remain consistent with 2014 because our near-term financial results will be impacted by additional provisions on loan losses and interest expense resulting from the growth of the business.

Consolidated Results

We review changes in our results of operations under four categories: volume, mix, price and other. Volume measures the impact of changes in wholesale vehicle volumes driven by industry volume, market share and changes in dealer stock levels. Mix measures the impact of changes to the regional portfolio due to product, model, trim, country and option penetration in current year wholesale

GENERAL MOTORS COMPANY AND SUBSIDIARIES

vehicle volumes. Price measures the impact of changes related to Manufacturer’s Suggested Retail Price and various sales allowances. Other includes primarily: (1) material and freight; (2) costs including manufacturing, engineering, advertising, administrative and selling and policy and warranty expense; (3) foreign exchange; and (4) non-vehicle related automotive revenues and costs as well as equity income or loss from our nonconsolidated affiliates.

Total Net Sales and Revenue

	Years Ended December 31,				Variance Due To
	2014	2013	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$101,199	$95,099	$6,100	6.4%	$1.3	$1.2	$3.4	$0.3
GME	22,235	21,962	273	1.2%	$0.2	$0.7	$—	$(0.5)
GMIO	14,392	18,411	(4,019)	(21.8)%	$(4.6)	$0.4	$0.7	$(0.4)
GMSA	13,115	16,478	(3,363)	(20.4)%	$(2.4)	$0.1	$1.1	$(2.1)
Corporate and eliminations	151	142	9	6.3%				$—
Automotive	151,092	152,092	(1,000)	(0.7)%	$(5.6)	$2.3	$5.1	$(2.8)
GM Financial	4,837	3,335	1,502	45.0%				$1.5
Total net sales and revenue	$155,929	$155,427	$502	0.3%	$(5.6)	$2.3	$5.1	$(1.3)

	Years Ended December 31,				Variance Due To
	2013	2012	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$95,099	$89,910	$5,189	5.8%	$1.7	$1.3	$1.9	$0.3
GME	21,962	23,055	(1,093)	(4.7)%	$(1.1)	$—	$(0.2)	$0.2
GMIO	18,411	20,588	(2,177)	(10.6)%	$(0.8)	$(0.2)	$(0.5)	$(0.7)
GMSA	16,478	16,700	(222)	(1.3)%	$—	$0.6	$0.9	$(1.7)
Corporate and eliminations	142	42	100	n.m.				$0.1
Automotive	152,092	150,295	1,797	1.2%	$(0.2)	$1.7	$2.2	$(1.9)
GM Financial	3,335	1,961	1,374	70.1%				$1.4
Total net sales and revenue	$155,427	$152,256	$3,171	2.1%	$(0.2)	$1.7	$2.2	$(0.5)
________
n.m. = not meaningful

Refer to the regional sections of the MD&A for additional information.

Automotive Cost of Sales

	Years Ended December 31,				Variance Due To
	2014	2013	Favorable/ (Unfavorable)%		Volume	Mix	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$89,371	$81,404	$(7,967)	(9.8)%	$(0.8)	$(0.9)	$(6.2)
GME	21,712	20,824	(888)	(4.3)%	$(0.1)	$(0.5)	$(0.3)
GMIO	14,009	17,599	3,590	20.4%	$3.7	$(0.5)	$0.4
GMSA	12,736	15,221	2,485	16.3%	$1.9	$(0.2)	$0.8
Corporate and eliminations	254	(123)	(377)	n.m.			$(0.4)
Total automotive cost of sales	$138,082	$134,925	$(3,157)	(2.3)%	$4.7	$(2.0)	$(5.8)
________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,				Variance Due To
	2013	2012	Favorable/ (Unfavorable)%		Volume	Mix	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$81,404	$79,907	$(1,497)	(1.9)%	$(1.2)	$(1.3)	$1.0
GME	20,824	26,497	5,673	21.4%	$1.0	$(0.4)	$5.1
GMIO	17,599	18,589	990	5.3%	$0.6	$(0.2)	$0.7
GMSA	15,221	15,299	78	0.5%	$(0.1)	$(0.4)	$0.5
Corporate and eliminations	(123)	(56)	67	119.6%			$0.1
Total automotive cost of sales	$134,925	$140,236	$5,311	3.8%	$0.3	$(2.3)	$7.3

The most significant element of our Automotive cost of sales is material cost which makes up approximately two-thirds of the total amount. The remaining portion includes labor costs, depreciation and amortization, engineering, and policy, product warranty and recall campaigns.

Refer to the regional sections of the MD&A for additional information on volume and mix.

In the year ended December 31, 2014 unfavorable Other was due primarily to: (1) increased recall campaign and courtesy transportation charges, including catch-up adjustments, of $3.5 billion; (2) increased material and freight cost including new launches of $2.7 billion; (3) unfavorable effect of $0.7 billion resulting from the reversal of the Korea wage litigation accrual in 2013 in GMIO; (4) restructuring charges of $0.5 billion related to the Bochum plant closing in GME; (5) increased depreciation on equipment on operating lease related to daily rental vehicles of $0.3 billion; and (6) charges related to flood damage of $0.1 billion; partially offset by (7) favorable net foreign currency effect of $1.0 billion due primarily to the weakening of the Brazilian Real, Russian Ruble, Euro and Canadian Dollar (CAD) against the U.S. Dollar; partially offset by the Venezuela Bolivar Fuerte (BsF) devaluation; and (8) favorable intangible asset amortization of $0.6 billion.

In the year ended December 31, 2013 favorable Other was due primarily to: (1) decreased impairment charges of $2.8 billion for long-lived assets and intangible assets; (2) decreased pension settlement losses of $2.5 billion in GMNA; (3) the favorable effect of $1.3 billion resulting from the reversal of the Korea wage litigation accrual in 2013 compared to accruals related to the litigation in 2012; (4) favorable net foreign currency effect of $0.9 billion due primarily to the weakening of the Brazilian Real against the U.S. Dollar; and (5) a reduction in unfavorable warranty and policy adjustments of $0.7 billion; partially offset by (6) increased material and freight costs of $0.4 billion; (7) increased costs of $0.2 billion related to parts and accessories sales; and (8) net increased manufacturing expenses of $0.1 billion due primarily to new launch costs offset by reduced depreciation and amortization.

Automotive Selling, General and Administrative Expense

	Years Ended December 31,			Year Ended 2014 vs. 2013 Change		Year Ended 2013 vs. 2012 Change

	2014	2013	2012	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
Automotive selling, general and administrative expense	$12,158	$12,382	$14,031	$224	1.8%	$1,649	11.8%

In the year ended December 31, 2014 Automotive selling, general and administrative expense decreased due primarily to: (1) decreased expenses of $0.7 billion related to the withdrawal of the Chevrolet brand from Europe, including dealer restructuring costs and intangible asset impairment charges in 2013, coupled with cost reductions in 2014; and (2) favorable advertising expense of $0.2 billion in GMNA due primarily to reduced media spend; partially offset by (3) expense related to the Ignition Switch Compensation Program of $0.4 billion; and (4) legal and other costs related to the Ignition Switch Recall of $0.4 billion.

In the year ended December 31, 2013 Automotive selling, general and administrative expense decreased due primarily to: (1) impairment charges in GME for intangibles and long-lived assets of $1.8 billion recorded in 2012; and (2) a premium paid of $0.4 billion on the common stock purchase from the UST in 2012; partially offset by (3) costs related to our plans to cease mainstream distribution of Chevrolet brand in Europe of $0.5 billion.

Income Tax Expense (Benefit)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,			Year Ended 2014 vs. 2013 Change		Year Ended 2013 vs. 2012 Change

	2014	2013	2012	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
Income tax expense (benefit)	$228	$2,127	$(34,831)	$1,899	89.3%	$36,958	n.m.
________
n.m. = not meaningful

In the year ended December 31, 2014 income tax expense decreased due primarily to a decrease in pre-tax income related to U.S. recall-related costs, a reduction in pre-tax losses in jurisdictions with full valuation allowances and other tax expense favorable items.

In the year ended December 31, 2013 income tax expense increased due primarily to the deferred tax asset valuation allowance reversal of $36.3 billion in the U.S. and Canada that occurred in 2012.

Refer to Note 18 to our consolidated financial statements for additional information related to our income tax expense (benefit).

GM North America

	Years Ended December 31,		Year Ended 2014 vs. 2013 Change		Variance Due To
	2014	2013	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$101,199	$95,099	$6,100	6.4%	$1.3	$1.2	$3.4	$0.3
EBIT-adjusted	$6,603	$7,461	$(858)	(11.5)%	$0.4	$0.3	$3.4	$(5.0)
	(Vehicles in thousands)
Wholesale vehicle sales	3,320	3,276	44	1.3%

	Years Ended December 31,		Year Ended 2013 vs. 2012 Change		Variance Due To
	2013	2012	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$95,099	$89,910	$5,189	5.8%	$1.7	$1.3	$1.9	$0.3
EBIT-adjusted	$7,461	$6,470	$991	15.3%	$0.5	$—	$1.9	$(1.4)
	(Vehicles in thousands)
Wholesale vehicle sales	3,276	3,207	69	2.2%

GMNA Total Net Sales and Revenue

In the year ended December 31, 2014 Total net sales and revenue increased due primarily to: (1) favorable vehicle pricing related to full-size pick-ups and full-size SUVs; (2) increased wholesale volumes due to full-size pick-ups, full-size SUVs and the Chevrolet Colorado, Corvette and Malibu, partially offset by decreases of the Chevrolet Impala, Captiva and Cruze; (3) favorable mix due to full-size pick-ups, full-size SUVs and the Chevrolet Corvette and Impala; and (4) favorable Other of $0.3 billion due primarily to increased operating lease revenue related to daily rental vehicles sold with guaranteed repurchase obligations and increased parts and accessories sales, partially offset by unfavorable foreign currency effect related primarily to the weakening of the Canadian Dollar and Mexican Peso against the U.S. Dollar.

In the year ended December 31, 2013 Total net sales and revenue increased due primarily to: (1) favorable vehicle pricing related to recent vehicle launches such as the Chevrolet Silverado and GMC Sierra; (2) increased wholesale volumes due to increased industry demand and successful recent vehicle launches such as the Buick Encore, Cadillac ATS, Chevrolet Silverado and Spark and GMC Sierra; and (3) favorable vehicle mix related to improving market segments containing higher revenue vehicles including crossovers and trucks.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMNA EBIT-Adjusted

The most significant factors which influence GMNA's profitability are industry volume (primarily U.S. seasonally adjusted annual rate) and market share. While not as significant as industry volume and market share, another factor affecting profitability is the relative mix of vehicles (cars, trucks, crossovers) sold. Variable profit is a key indicator of product profitability. Variable profit is defined as revenue less material cost, freight, the variable component of manufacturing expense, and policy and warranty expense. Vehicles with higher selling prices generally have higher variable profit. Trucks, crossover vehicles and cars sold in the U.S. currently have a variable profit of approximately 160%, 90% and 40% respectively of our portfolio on a weighted-average basis.

In the year ended December 31, 2014 EBIT-adjusted decreased due primarily to: (1) unfavorable Other of $5.0 billion due primarily to an increase in recall campaign actions and recall related charges of $2.3 billion, increased material and freight costs including new launches of $2.8 billion, and increased engineering expense of $0.5 billion, partially offset by increased daily rental vehicles sold with guaranteed repurchase obligations and reduced advertising expenses; partially offset by (2) favorable vehicle pricing related to full-size pick-ups and full-size SUVs; (3) increased wholesale volumes due to full-size pick-ups, full-size SUVs and the Chevrolet Colorado, Corvette and Malibu, partially offset by decreases of the Chevrolet Impala, Captiva and Cruze; and (4) favorable mix due to full-size pick-ups, full-size SUVs and the Chevrolet Corvette and Impala.

In the year ended December 31, 2013 EBIT-adjusted increased due primarily to: (1) favorable vehicle pricing related to recent vehicle launches such as the Chevrolet Silverado and GMC Sierra; and (2) increased wholesale volumes due to increased industry demand and successful recent vehicle launches such as the Buick Encore, Cadillac ATS and Chevrolet Silverado; partially offset by (3) unfavorable Other of $1.4 billion due primarily to increased material and freight costs including new launches of $1.1 billion, increased manufacturing expense including new launches of $0.3 billion, increased engineering expense of $0.3 billion and increased depreciation and amortization expense of $0.2 billion, partially offset by a reduction in unfavorable warranty and policy adjustments of $0.6 billion.

Recall Campaigns

In the year ended December 31, 2014 we experienced a significant increase in the number of vehicles subject to recall in North America resulting in incremental charges for the estimated costs of parts and labor to repair these vehicles and courtesy transportation for certain recalls. There were approximately 36 million vehicles subject to recalls announced during this period. This included approximately 10 million vehicles subject to multiple recalls and reflects the results of our ongoing comprehensive safety review, additional engineering analysis and our overall commitment to customer satisfaction.

In the three months ended March 31, 2014 we announced a recall to repair ignition switches in vehicles that we are no longer producing that under certain circumstances could result in a loss of electrical power that may prevent front airbags from deploying in the event of a crash. It was originally estimated that approximately 800,000 vehicles were equipped with ignition switches needing repair. These vehicles include model years 2005–2007 Chevrolet Cobalt, 2007 Pontiac G5 and 2005–2006 Pursuit. In the three months ended December 31, 2013 we recorded approximately $40 million in Automotive cost of sales to cover the repairs as these costs were considered probable and estimable at that time. In the three months ended March 31, 2014 we expanded this recall by approximately 1.8 million additional vehicles for the same issue. These vehicles, consisting of model years 2008–2010 Chevrolet Cobalt, model years 2006–2011 HHR, model years 2008–2010 Pontiac G5, model years 2006–2010 Solstice, model years 2003–2007 Saturn ION and model years 2007–2010 Sky, were not included in the initial recall. In the three months ended March 31, 2014 we recorded approximately $90 million in Automotive cost of sales to repair these vehicles and approximately $270 million in Automotive cost of sales to provide courtesy transportation to owners of affected vehicles. These recalls, relating to ignition switches, are collectively referred to as the “Ignition Switch Recall.” Refer to Note 17 to our consolidated financial statements for litigation associated with the Ignition Switch Recall. A second repair was added to these vehicles as a result of the comprehensive review described below to fix ignition lock cylinders that could allow removal of the ignition key while the engine is running, leading to possible rollaway or crash. In the three months ended March 31, 2014 we recorded approximately $320 million in Automotive cost of sales to repair ignition lock cylinders.

In response to these developments we conducted an in-depth review of the Ignition Switch Recall and our overall recall processes. We hired a former U.S. Attorney to conduct an internal investigation of the Ignition Switch Recall and to provide recommendations to improve our recall processes. Pursuant to the investigation a report was provided to us in the three months ended June 30, 2014. The investigation report made a series of recommendations in eight major areas. We intend to act or have acted on each of the recommendations. After reviewing the investigation report, we made a number of personnel decisions. Fifteen individuals identified in the investigation report are no longer with the Company. Five additional individuals were disciplined. Prior to the receipt of the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

investigation report we began the process of adding over 100 new safety investigators and related specialists in North America alone allowing us to bolster capacity and capability in identifying potential emerging issues and conducting product investigations, launched a Speak Up for Safety program encouraging employees to report potential safety issues quickly and restructured the safety decision-making process to raise safety issues to the highest levels of the Company. These measures are in addition to our creation and appointment of a new Global Vice President of Vehicle Safety responsible for the safety development of our vehicle systems, confirmation and validation of safety performance, as well as post-sale safety activities, including recalls and the creation of a new Global Product Integrity organization within Global Product Development with the goal of executing the highest levels of safety performance across all of our vehicles.

Enhancements have also been incorporated through an ongoing process of continuous improvement into the Safety and Field Investigation process to facilitate consistency in post-decision customer actions. Improved investigative and consumer facing processes and standards are also being implemented globally to facilitate rapid and efficient sharing of information across regional teams and markets to aid decision making. Another estimated 100 technical resources have been added globally in support of the revised alignment and process.

We are also actively engaging customers and servicing vehicles affected by the Ignition Switch Recall. We notified affected customers to schedule an appointment with their dealers as replacement parts are available. We began repairing vehicles in early April using parts that have undergone end-of-line quality inspection for performance of six critical operating parameters. We have produced sufficient parts to have the ability to repair all vehicles impacted by the ignition switch and ignition cylinder recalls. Through January 30, 2015 we have repaired approximately 59% of the 2.6 million vehicles subject to recall.

As a result of the Ignition Switch Recall senior leadership initiated a comprehensive review and engineering analysis to identify any additional issues which could potentially result in safety or satisfaction concerns for our customers. As part of our normal process and as a result of these reviews we announced the following additional recall campaigns in 2014:

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

In the six months ended December 31, 2014 we announced the following recalls related to safety, customer satisfaction and other matters, the costs of which are comprehended in the June 30, 2014 catch-up adjustment of $874 million associated with a change in estimate for previously sold vehicles:

•	Approximately 1.1 million vehicles were recalled to repair a loose battery cable that could impact vehicle warning systems and loss of power steering assist - model years 2011-2014 Chevrolet Cruze.

•
Approximately 0.7 million vehicles were recalled to repair ignition mechanisms where the ignition key could be pulled out while the vehicle is in the run position - model years 2004-2007 Saturn Vue, model years 2005-2006 Chevrolet Equinox, model year 2006 Pontiac Torrent.

•
Approximately 0.6 million vehicles were recalled to replace the wave plate in all vehicles with 6T70 and 6T75 transmissions which could crack under certain circumstances - model years 2007-2009 GMC Acadia, Pontiac G6, Saturn Aura and Outlook, model years 2008-2009 Buick Enclave, Chevrolet Equinox and Malibu, Pontiac Torrent, Saturn Vue, model year 2009 Chevrolet Traverse.

•	Approximately 5.7 million vehicles were announced under 20 additional recalls, none of which were individually significant.

The following table summarizes the activity for customer satisfaction campaigns, safety recalls, non-compliance recalls and special coverage in GMNA, including courtesy transportation (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	2014	2013
Balance at January 1	$761	$851
Additions	1,333	115
Payments	(110)	(115)
Adjustments to prior periods	(19)	11
Balance at March 31	1,965	862
Additions	1,151	128
Payments	(329)	(132)
Adjustments to prior periods	691	(8)
Balance at June 30	3,478	850
Additions	163	51
Payments	(637)	(130)
Adjustments to prior periods	52	(21)
Balance at September 30	3,056	750
Additions	133	119
Payments	(542)	(117)
Adjustments to prior periods	82	9
Balance at December 31	$2,729	$761

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

Adjustments to prior periods in the three months ended September 30, 2014 included an additional catch-up adjustment to our change in estimate for previously sold vehicles, which was partially offset by a change in estimate on a previously announced specific recall action due to reduced costs for both parts and labor. On a net basis, recall campaign and courtesy transportation adjustments for our previously sold vehicles increased approximately $52 million in the three months ended September 30, 2014.

Adjustments to prior periods in the three months ended December 31, 2014 included an additional catch-up adjustment to our change in estimate for previously sold vehicles. On a net basis, recall campaign and courtesy transportation adjustments for our previously sold vehicles increased approximately $82 million in the three months ended December 31, 2014.

The Ignition Switch Recall has led to various governmental investigations and inquiries including a subpoena from the U.S. Attorney for the Southern District of New York, and investigations by Congress, the SEC and various state attorneys general. In addition the Ignition Switch Recall and the other recalls described above have resulted in a number of claims and lawsuits. Refer to Note 17 to our consolidated financial statements for additional information.

GM Europe

GME Total Net Sales and Revenue and EBIT (Loss)-Adjusted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,		Year Ended 2014 vs. 2013 Change		Variance Due To
	2014	2013	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$22,235	$21,962	$273	1.2%	$0.2	$0.7	$—	$(0.5)
EBIT (loss)-adjusted	$(1,369)	$(869)	$(500)	(57.5)%	$—	$0.2	$—	$(0.7)
	(Vehicles in thousands)
Wholesale vehicle sales	1,172	1,163	9	0.8%

	Years Ended December 31,		Year Ended 2013 vs. 2012 Change		Variance Due To
	2013	2012	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$21,962	$23,055	$(1,093)	(4.7)%	$(1.1)	$—	$(0.2)	$0.2
EBIT (loss)-adjusted	$(869)	$(1,949)	$1,080	55.4%	$(0.1)	$(0.3)	$(0.2)	$1.7
	(Vehicles in thousands)
Wholesale vehicle sales	1,163	1,231	(68)	(5.5)%

GME Total Net Sales and Revenue

In the year ended December 31, 2014 Total net sales and revenue increased due primarily to: (1) favorable vehicle mix due to increased sales of higher priced vehicles; and (2) increased wholesale volumes associated with higher demand primarily for the Mokka across the region and the Corsa and Insignia in Germany, Spain, United Kingdom, Italy and Poland, partially offset by decreases across the Russian portfolio and lower demand for the Astra primarily in Germany, United Kingdom and Turkey; partially offset by (3) unfavorable Other of $0.5 billion due primarily to net foreign currency effect related to the weakening of the Russian Ruble against the U.S. Dollar, partially offset by the strengthening of the British Pound against the U.S. Dollar.

In the year ended December 31, 2013 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes associated with lower demand of the Astra, Corsa and Meriva in France, Italy, Russia and the Netherlands and across the Russian Chevrolet portfolio, partially offset by higher demand for the Mokka and Adam across the region due to a weak European economy; and (2) unfavorable vehicle pricing primarily resulting from increased incentive support associated with difficult market conditions; partially offset by (3) favorable Other of $0.2 billion due primarily to favorable net foreign currency effect.

GME EBIT (Loss)-Adjusted

In the year ended December 31, 2014 EBIT (loss)-adjusted increased due primarily to: (1) unfavorable Other of $0.7 billion due primarily to restructuring related charges of $0.5 billion, net foreign currency effect of $0.3 billion due primarily to weakening of the Russian Ruble against the U.S. Dollar, partially offset by the strengthening of the British Pound against the U.S. Dollar, and unfavorable net effect of changes in the fair value of an embedded foreign currency derivative asset of $0.1 billion associated with a long-term supply agreement, partially offset by decreased material and freight costs of $0.2 billion; partially offset by (2) favorable net vehicle mix due to higher proportion of higher priced vehicles.

In the year ended December 31, 2013 EBIT (loss)-adjusted decreased due primarily to: (1) favorable Other of $1.7 billion due primarily to decreased manufacturing costs of $0.7 billion mainly resulting from decreased depreciation expense because of asset impairments in December 2012 which decreased the depreciable base, decreased engineering expenses of $0.4 billion, decreased material and freight costs of $0.4 billion and a favorable net effect of changes in the fair value of an embedded foreign currency derivative asset of $0.2 billion associated with a long-term supply agreement; partially offset by (2) unfavorable net vehicle mix due to decreased sales of higher priced vehicles; (3) unfavorable vehicle pricing; and (4) decreased wholesale volumes.

GM International Operations

Focus on Chinese Market

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following tables summarize certain key operational and financial data for the China JVs (dollars in millions, vehicles in thousands):

	Years Ended December 31,
	2014	2013	2012
Total wholesale vehicles(a)	3,613	3,239	2,909
Market share	14.8%	14.2%	14.6%
Total net sales and revenue	$43,853	$38,767	$33,364
Net income	$4,312	$3,685	$3,198
_______

(a)	Including vehicles exported to markets outside of China.

	December 31, 2014	December 31, 2013
Cash and cash equivalents	$6,176	$6,606
Debt	$151	$151

GMIO Total Net Sales and Revenue and EBIT-Adjusted

	Years Ended December 31,		Year Ended 2014 vs. 2013 Change
	2014	2013	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)
Total net sales and revenue	$14,392	$18,411	$(4,019)	(21.8)%	$(4.6)	$0.4	$0.7	$(0.4)
EBIT-adjusted	$1,222	$1,255	$(33)	(2.6)%	$(0.9)	$(0.1)	$0.4	$0.6
	(Vehicles in thousands)
Wholesale vehicle sales	655	921	(266)	(28.9)%

	Years Ended December 31,		Year Ended 2013 vs. 2012 Change		Variance Due To
	2013	2012	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$18,411	$20,588	$(2,177)	(10.6)%	$(0.8)	$(0.2)	$(0.5)	$(0.7)
EBIT-adjusted	$1,255	$2,538	$(1,283)	(50.6)%	$(0.3)	$(0.4)	$(0.3)	$(0.3)
	(Vehicles in thousands)
Wholesale vehicle sales	921	957	(36)	(3.8)%

GMIO Total Net Sales and Revenue

The vehicle sales of our China JVs and of GM India prior to September 1, 2012, the date we consolidated GM India, are not recorded in Total net sales and revenue. The results of our nonconsolidated joint ventures are recorded in Equity income.

In the year ended December 31, 2014 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes primarily related to discontinuing sales of the Chevrolet Spark, Aveo, Cruze, Captiva and Orlando in Europe and lower sales of older version SUVs and trucks (including the Tahoe, Yukon, Suburban, Sierra, and Silverado) and other carlines (such as the Acadia and Traverse) ahead of the new full-size truck introduction in the Middle East and lower sales of the Chevrolet Colorado, Sonic, Trailblazer, Cruze and Captiva in Thailand; and (2) unfavorable Other of $0.4 billion due primarily to unfavorable net foreign currency effect of $0.3 billion driven by the weakening of the Australian Dollar, South African Rand, Thai Baht and Indian Rupee against the U.S.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Dollar and decreased sales of components, parts and accessories of $0.1 billion; partially offset by (3) favorable vehicle pricing due primarily to sales of new full-size trucks (including the Tahoe, Suburban, Yukon, Escalade, Sierra and Silverado) in the Middle East and lower sales incentive offered on Chevrolet vehicles in Europe; and (4) favorable mix due primarily to an improved sales portfolio of the Malibu and Trax in Korea and the Tahoe and Yukon in the Middle East.

In the year ended December 31, 2013 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes due primarily to lower sales of the Optra, Yukon, Colorado, Captiva, Sail and Aveo in the Middle East and lower sales of the Chevrolet Orlando, Captiva, Cruze, Aveo and Spark in Europe partially offset by an increase from the consolidation of GM India effective September 2012 resulting in an additional 57,000 wholesale vehicle sales (or 6.0%) in 2013; (2) unfavorable vehicle pricing due to increased incentive support associated with strong competition, including an increase of $0.2 billion in Europe as a result of our decision to withdraw the Chevrolet Brand from Europe, an increase of $0.2 billion in the Middle East due to the competition on SUVs and trucks such as the Yukon, Tahoe, Suburban, Sierra and Silverado and increases of $0.1 billion in Holden and Association of South East Asian Nations (ASEAN) for the Colorado, Captiva, Commodore, Trailblazer and Sonic; (3) unfavorable vehicle mix primarily in ASEAN due to a higher proportion of the lower priced Spin and a lower proportion of the higher priced Colorado; and (4) Other of $0.7 billion due primarily to unfavorable net foreign currency effect due to the weakening of the Australian Dollar, South African Rand and Egyptian Pound against the U.S. Dollar of $0.4 billion and decreased sales of components, parts and accessories of $0.3 billion.

GMIO EBIT-Adjusted

In the year ended December 31, 2014 EBIT-adjusted decreased due primarily to: (1) decreased net wholesale volumes primarily related to discontinuing sales of the Chevrolet Spark, Aveo, Cruze, Captiva and Orlando in Europe and lower sales of older version SUVs and trucks and other carlines ahead of the new full-size truck introduction in the Middle East and Colorado, Sonic, Trailblazer, Cruze and Captiva in Thailand; and (2) unfavorable net vehicle mix due primarily to higher cost of the Commodore and Colorado in Australia, partially offset by (3) favorable vehicle pricing due primarily to sales of new full-size trucks in the Middle East; and (4) favorable Other of $0.6 billion due primarily to favorable engineering cost of $0.3 billion, a decrease in selling, general and advertising expense of $0.3 billion due primarily to the withdrawal of Chevrolet brand in Europe in 2013, favorable equity income from China JVs of $0.3 billion, and favorable manufacturing costs and depreciation of $0.2 billion, partially offset by unfavorable recall programs of $0.1 billion, a decrease in sales of components parts and accessories of $0.1 billion, tooling impairment charges of $0.1 billion related to the Sonic in Thailand, the Aveo in Korea and the Spin in Indonesia, and unfavorable net foreign currency effect of $0.1 billion.

In the year ended December 31, 2013 EBIT-adjusted decreased due primarily to: (1) unfavorable net vehicle mix primarily in the Middle East due to deteriorated sales portfolio from the Yukon, Captiva, Optra and Australian markets due to deteriorated sales portfolio from high margin vehicles such as the Cruze; (2) unfavorable vehicle pricing excluding $0.2 billion sales incentive related to withdrawal of the Chevrolet brand from Europe; (3) unfavorable net wholesale volumes; and (4) Other of $0.3 billion due primarily to unfavorable manufacturing costs of $0.4 billion, unfavorable net foreign currency effect of $0.2 billion, and a decrease in sales of components, parts and accessories of $0.2 billion, partially offset by favorable material and freight cost of $0.3 billion, and increased equity income, net of tax of $0.2 billion, from our interest in the increased net income of our China JVs.

GM South America

Venezuelan Operations

Our Venezuelan subsidiaries' functional currency is the U.S. Dollar because of the hyperinflationary status of the Venezuelan economy.

Effective February 13, 2013 the Venezuelan government set the official fixed exchange rate of the Bolivar Fuerte at BsF 6.3 to $1.00 from BsF 4.3 to $1.00. The devaluation resulted in a charge of $0.2 billion recorded in Automotive cost of sales in the three months ended March 31, 2013 from the remeasurement of our Venezuelan subsidiaries' non-U.S. Dollar denominated monetary assets and liabilities. The remeasurement charge was treated as an adjustment for EBIT-adjusted reporting purposes.

Effective March 31, 2014 we changed the exchange rate we use for remeasuring our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities from the Venezuela official exchange rate to the rate determined by an auction process conducted by Venezuela’s SICAD I because we believe the SICAD I rate is the most representative rate to be used for remeasurement. At March 31, 2014 the SICAD I exchange rate was BsF 10.7 to $1.00. The devaluation resulted in a charge of $0.4 billion recorded in Automotive cost of sales in the three months ended March 31, 2014. The remeasurement charge in the three months ended

GENERAL MOTORS COMPANY AND SUBSIDIARIES

March 31, 2014 was treated as an adjustment for EBIT-adjusted reporting purposes. In August 2014 the Venezuelan government announced the SICAD I rate as the official rate for the automotive industry going forward and clarified BsF 6.3 to $1.00 as the official rate for pre-existing debt settlements. Gains on pre-existing debt settlements at more favorable rates than the SICAD I exchange rate will not be recognized until collection is assured. At December 31, 2014 the SICAD I exchange rate was BsF 12.0 to $1.00 and we recorded an insignificant net devaluation loss in Automotive costs of sales in the nine months ended December 31, 2014. The non-U.S. Dollar denominated assets and liabilities of our Venezuelan subsidiaries may be impacted by periodic auctions in SICAD I rates which may have a material impact on the results of operations in Venezuela in future periods. Based on our December 31, 2014 non-U.S. Dollar denominated net monetary assets a charge of less than $0.1 billion would result for every 10% devaluation of the BsF from the SICAD I exchange rate of BsF 12.0 to $1.00 in the period of devaluation.

The Venezuelan government has foreign exchange control regulations that make it difficult to convert BsF to U.S. Dollar and affect our Venezuelan subsidiaries’ ability to pay non-BsF denominated obligations and to pay dividends. The total amounts pending government approval for settlement in U.S. Dollar at December 31, 2014 and December 31, 2013 were BsF 3.5 billion (equivalent to $0.5 billion) and BsF 3.7 billion (equivalent to $0.6 billion). These amounts include dividend requests in the amount of BsF 0.7 billion (equivalent to $0.1 billion) that have been pending from 2007. At December 31, 2014 we continued to consolidate our Venezuelan subsidiaries because recent developments, including participation in SICAD I auctions for new orders in August 2014, settlements of preexisting debt in October and November 2014 and execution of a labor agreement in November 2014 resulted in increases in production in the three months ended December 31, 2014. Our Venezuelan subsidiaries' net assets were $0.5 billion at December 31, 2014, including non-U.S. Dollar denominated net monetary assets of $0.5 billion. At December 31, 2014 other consolidated entities had receivables from our Venezuelan subsidiaries of $0.4 billion.

In January 2014 the Venezuela government enacted a law limiting sale prices and establishing a maximum margin of 30% above a defined cost structure. Because the Venezuela government is still determining the application of certain aspects of this law it is unclear based on the current regulations how this new law may affect our current vehicle and parts and accessories sale pricing structure. These regulations, when considered with the foreign currency exchange regulations, high inflation, governmental policies negatively impacting our ability to implement labor force reductions and obtain vehicle imports licenses, the recent downward trend in the price of oil and other circumstances in Venezuela, may impact our ability to fully benefit from and maintain our controlling financial interest in our Venezuelan subsidiaries. The financial impact on our operations in Venezuela of these events and associated ongoing restrictions are uncertain. If a determination is made in the future that we no longer maintain a controlling financial interest, we may incur a charge, based on current exchange rates, of up to $0.9 billion.

GMSA Total Net Sales and Revenue and EBIT (Loss)-Adjusted

	Years Ended December 31,		Year Ended 2014 vs. 2013 Change		Variance Due To
	2014	2013	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$13,115	$16,478	$(3,363)	(20.4)%	$(2.4)	$0.1	$1.1	$(2.1)
EBIT (loss)-adjusted	$(180)	$327	$(507)	n.m.	$(0.5)	$(0.1)	$1.1	$(1.0)
	(Vehicles in thousands)
Wholesale vehicle sales	886	1,053	(167)	(15.9)%
________
n.m. = not meaningful

	Years Ended December 31,		Year Ended 2013 vs. 2012 Change		Variance Due To
	2013	2012	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$16,478	$16,700	$(222)	(1.3)%	$—	$0.6	$0.9	$(1.7)
EBIT-adjusted	$327	$457	$(130)	(28.4)%	$—	$0.3	$0.9	$(1.3)
	(Vehicles in thousands)
Wholesale vehicle sales	1,053	1,050	3	0.3%

GMSA Total Net Sales and Revenue

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2014 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes in Brazil associated with lower demand of the Chevrolet Celta, Classic and Agile and decreases across the portfolios in Argentina and Venezuela caused by difficult economic conditions; and (2) unfavorable Other of $2.1 billion due primarily to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region; partially offset by (3) favorable vehicle pricing primarily due to high inflation in Argentina and Venezuela.

In the year ended December 31, 2013 Total net sales and revenue decreased due primarily to: (1) unfavorable Other of $1.7 billion due primarily to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against the Brazilian Real and Argentinian Peso and the devaluation of the Venezuelan Bolivar of $1.9 billion, partially offset by increased revenue from parts and accessories sales of $0.1 billion; partially offset by (2) favorable vehicle pricing primarily due to high inflation in Venezuela and Argentina; and (3) favorable vehicle mix due to increased sales of the Chevrolet Trailblazer, Captiva and S-10 in Brazil and the Chevrolet Orlando and Tahoe in Venezuela.

GMSA EBIT (Loss)-Adjusted

In the year ended December 31, 2014 GMSA had EBIT (loss)-adjusted compared to EBIT-adjusted in the year ended December 31, 2013 due primarily to: (1) decreased wholesale volumes in Brazil associated with lower demand of the Chevrolet Celta, Classic and Agile and decreases across the portfolios in Argentina and Venezuela caused by difficult economic conditions; and (2) unfavorable Other of $1.0 billion due to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region; partially offset by (3) favorable vehicle pricing primarily due to high inflation in Argentina and Venezuela.

In the year ended December 31, 2013 EBIT-adjusted decreased due primarily to: (1) unfavorable Other of $1.3 billion due primarily to unfavorable net foreign currency effect as a result of the strengthening of the U.S. Dollar against the Brazilian Real and Argentinian Peso and the devaluation of the Venezuelan Bolivar of $1.1 billion, increased selling, general and administrative expense due primarily to a decrease in contingency reserves of $0.1 billion in the corresponding period of 2012 due to the resolution of certain items at amounts lower than previously expected, and a gain of $50 million on the purchase of GMAC de Venezuela CA in the corresponding period of 2012; partially offset by (2) favorable vehicle pricing effect primarily driven by high inflation in Venezuela and Argentina; and (3) favorable net vehicle mix due to increased sales of the Chevrolet Trailblazer, Captiva and S-10 in Brazil and the Chevrolet Orlando and Tahoe in Venezuela.

GM Financial

	Years Ended December 31,			Year Ended 2014 vs. 2013 Change		Year Ended 2013 vs. 2012 Change
	2014	2013	2012	Amount	%	Amount	%
	(Dollars in millions)
Total revenue	$4,854	$3,344	$1,961	$1,510	45.2%	$1,383	70.5%
Provision for loan losses	$604	$475	$304	$129	27.2%	$171	56.3%
Income before income taxes-adjusted	$803	$898	$744	$(95)	(10.6)%	$154	20.7%
	(Dollars in billions)
Average debt outstanding	$32.2	$21.0	$9.5	$11.2	53.3%	$11.5	121.1%
Effective rate of interest paid	4.4%	3.4%	3.0%	1.0%		0.4%

GM Financial Revenue

In the year ended December 31, 2014 Total revenue increased due primarily to: (1) increased finance charge income of $0.9 billion due to the acquisition of Ally Financial international operations; and (2) increased leased vehicle income of $0.5 billion due to a larger lease portfolio.

In the year ended December 31, 2013 Total revenue increased due primarily to: (1) increased finance charge income of $1.0 billion due to the acquisition of Ally Financial international operations and increased loan originations; and (2) increased leased vehicle income of $0.3 billion due to a larger lease portfolio.

GM Financial Income Before Income Taxes-Adjusted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2014 Income before income taxes-adjusted decreased due primarily to: (1) increased interest expenses of $0.7 billion due to higher average debt outstanding and effective rate of interest paid; (2) increased operating expenses of $0.4 billion due to the acquisition of Ally Financial international operations; (3) increased leased vehicle expenses of $0.4 billion due to a larger lease portfolio; and (4) increased provision for loan losses of $0.1 billion; partially offset by (5) increased revenue of $1.5 billion.

In the year ended December 31, 2013 Income before income taxes-adjusted increased due primarily to: (1) increased revenue of $1.4 billion; partially offset by (2) increased provision for loan losses; (3) increased interest expenses of $0.4 billion; (4) increased operating expenses of $0.4 billion; and (5) increased leased vehicle expenses of $0.2 billion. These changes are due primarily to the acquisition of the Ally Financial international operations.

Liquidity and Capital Resources
Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations. We also maintain access to the capital markets, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are centered around three objectives: (1) reinvest in our business; (2) continue to strengthen our balance sheet; and (3) return cash to stockholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $9.0 billion as well as payments for engineering and product development activities; (2) payments associated with recently announced vehicle recalls and the Program of approximately $1.2 billion; (3) payments to service debt and other long-term obligations, including contributions to non-U.S. pension plans and U.S. non-qualified plans of approximately $1.2 billion; (4) payments for previously announced restructuring activities of approximately $1.0 billion; (5) acquiring Ally Financial's equity interests in SAIC-GMAC of approximately $1.0 billion (acquisition completed in January 2015); and (6) dividend payments on our common stock that are declared by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in Item 1A. Risk Factors section of this 2014 Form 10-K, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans and compliance with certain covenants. Refer to Note 14 to our consolidated financial statements for the discussion of our financial and operational covenants.
Recent Management Initiatives

We continue to monitor and evaluate opportunities to strengthen our balance sheet and competitive position over the long term. These actions may include opportunistic payments to reduce our long-term obligations while maintaining minimal automotive financial leverage as well as the possibility of acquisitions, dispositions and strategic alliances that we believe would generate significant advantages and substantially strengthen our business. These actions may include additional loans, investments with our joint venture partners or the acquisitions of certain operations or ownership stakes in outside businesses. These actions may negatively impact our liquidity in the short term including the payments related to our recent recalls and the related litigation.

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

In November 2014 we issued $2.5 billion in aggregate principal amount of senior unsecured notes. In December 2014 we used proceeds from the issuance of these notes plus available cash to redeem all of the remaining outstanding shares of our Series A Preferred Stock for a total price of $3.9 billion which was equal to their aggregate liquidation amount, including accumulated dividends. The redemption reduced Net income attributable to common stockholders by $0.8 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2014 GM Financial issued $3.5 billion, Euro 500 million and CAD 400 million in aggregate principal amount on senior unsecured notes. In January 2015 GM Financial issued $2.25 billion in aggregate principal amount of senior unsecured notes comprising $1.0 billion of 3.15% notes due in January 2020, $1.0 billion of 4.0% notes due in January 2025 and $250 million of floating rate notes due in January 2020.

Automotive

Available Liquidity

Total available liquidity includes cash, cash equivalents, marketable securities and funds available under revolving credit facilities. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Available liquidity held within North America and at our regional treasury centers represented approximately 87% of our available liquidity at December 31, 2014. A portion of our available liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods including intercompany loans to utilize these funds across our global operations as needed.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity and to fund working capital needs at certain of our subsidiaries. The total size of our credit facilities was $12.6 billion and $11.2 billion at December 31, 2014 and 2013 which consisted primarily of the revolving credit facilities previously disclosed. We did not borrow against our two primary facilities, but had amounts in use under the letter of credit sub-facility of $0.5 billion at December 31, 2014. At December 31, 2014 GM Financial had access to the revolving credit facilities, but did not borrow against them. In September 2014 the collateral previously securing these revolving credit facilities was released upon obtaining an investment grade corporate rating from both Moody's Investor Service (Moody's) and Standard & Poor's (S&P).

The following table summarizes our automotive available liquidity (dollars in billions):

	December 31, 2014	December 31, 2013
Cash and cash equivalents	$16.0	$18.9
Marketable securities	9.2	9.0
Available liquidity	25.2	27.9
Available under credit facilities	12.0	10.4
Total automotive available liquidity	$37.2	$38.3

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Year Ended 2014 vs. 2013 Change
Operating cash flow	$10.1
Capital expenditures	(7.0)
Issuance of senior unsecured notes	2.5
Redemption of Series A Preferred Stock	(3.9)
Dividends paid (excluding charge related to redemption of Series A Preferred Stock)	(2.4)
Increase in available credit facilities	1.6
Effect of foreign currency	(1.1)
Capital contribution to GM Financial for the acquisition of Ally Financial's equity interest in SAIC-GMAC	(0.7)
Other	(0.2)
Total change in automotive available liquidity	$(1.1)

Cash Flow

The following tables summarize automotive cash flows from operating, investing and financing activities (dollars in billions):

	Years Ended December 31,			Year Ended 2014 vs. 2013 Change	Year Ended 2013 vs. 2012 Change
	2014	2013	2012
Operating Activities
Net income	$3.5	$4.7	$5.6	$(1.2)	$(0.9)
Depreciation, amortization and impairments	6.3	7.6	38.5	(1.3)	(30.9)
Pension & OPEB activities	(0.9)	(0.8)	(0.5)	(0.1)	(0.3)
Working capital	(1.6)	(0.5)	(0.7)	(1.1)	0.2
Equipment on operating leases	(1.9)	(1.0)	0.4	(0.9)	(1.4)
Accrued liabilities and other liabilities	6.0	0.7	1.0	5.3	(0.3)
Deferred tax valuation allowance release in the U.S. and Canada	—	—	(36.3)	—	36.3
Other	(1.3)	0.3	1.6	(1.6)	(1.3)
Automotive cash flows from operating activities	$10.1	$11.0	$9.6	$(0.9)	$1.4

In the year ended December 31, 2014 the change in accrued liabilities and other liabilities was due primarily to recalls and deposits from rental car companies. The change in other was primarily related to deferred tax benefit in 2014 compared to deferred tax expense in 2013.

In the year ended December 31, 2013 the change in depreciation, amortization and impairments was due primarily to goodwill impairment in GMNA of $26.4 billion and property impairment in GME of $3.7 billion recorded in 2012. The change in Other was primarily related to gain on sale of our investment in Ally Financial and changes in our investment in PSA.

	Years Ended December 31,			Year Ended 2014 vs. 2013 Change	Year Ended 2013 vs. 2012 Change
	2014	2013	2012
Investing Activities
Capital expenditures	$(7.0)	$(7.5)	$(8.1)	$0.5	$0.6
Liquidations (acquisitions) of marketable securities, net	(0.4)	0.1	6.9	(0.5)	(6.8)
Sale of our investment in Ally Financial	—	0.9	—	(0.9)	0.9
Other	0.2	0.4	0.5	(0.2)	(0.1)
Automotive cash flows from investing activities	$(7.2)	$(6.1)	$(0.7)	$(1.1)	$(5.4)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the years ended December 31, 2014 and 2013 the change in marketable securities was primarily a result of rebalancing our investment portfolio between marketable securities and cash and cash equivalents as part of liquidity management in the normal course of business.

	Years Ended December 31,			Year Ended 2014 vs. 2013 Change	Year Ended 2013 vs. 2012 Change
	2014	2013	2012
Financing Activities
Issuance of senior unsecured notes	$2.5	$4.5	$—	$(2.0)	$4.5
Prepayment of Canadian Health Care Trust (HCT) notes (principal)	—	(1.1)	—	1.1	(1.1)
Early redemption of GM Korea preferred stock	—	(0.7)	(0.7)	0.7	—
Redemption and purchase of Series A Preferred Stock	(3.9)	(3.2)	—	(0.7)	(3.2)
Purchase of Common Stock	(0.2)	—	(5.1)	(0.2)	5.1
Dividends paid (excluding charge related to redemption and purchase of Series A Preferred Stock)	(2.4)	(0.9)	(0.9)	(1.5)	—
Other	(0.1)	—	(0.4)	(0.1)	0.4
Automotive cash flows from financing activities	$(4.1)	$(1.4)	$(7.1)	$(2.7)	$5.7

In the year ended December 31, 2014 the change in dividends paid was due primarily to payments for common stock dividends.

In the year ended December 31, 2013 the change in other was due primarily to net activity of debt facilities held by certain of our foreign subsidiaries, primarily in GMIO and GMSA.

Adjusted Free Cash Flow

The following table summarizes adjusted free cash flow (dollars in billions):

	Years Ended December 31,
	2014	2013	2012
Operating cash flow	$10.1	$11.0	$9.6
Less: capital expenditures	(7.0)	(7.5)	(8.0)
Adjustments	—	0.2	2.7
Adjusted free cash flow	$3.1	$3.7	$4.3

Adjustments to free cash flow included: (1) pension contributions related to the previously announced annuitization of the U.S. salaried pension plan in August 2014 and March 2013 of $0.1 billion; (2) accrued interest on the prepayment of the HCT notes of $0.2 billion in October 2013; and (3) voluntary contributions to the U.S. salaried pension plan for the purchase of annuity contracts of $2.3 billion and the premium paid to purchase our common stock from the United States Department of the Treasury of $0.4 billion in December 2012.

Status of Credit Ratings

We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings (Fitch), Moody's and S&P. DBRS Limited, Moody's and S&P currently rate our corporate credit at investment grade while Fitch currently rates our corporate credit at non-investment grade. The following table summarizes our credit ratings at January 30, 2015:

	Corporate	Revolving Credit Facilities	Senior Unsecured	Outlook
DBRS Limited	BBB (low)	BBB (low)	N/A	Stable
Fitch	BB+	BB+	BB+	Positive
Moody's	Investment Grade	Baa3	Ba1	Stable
S&P	BBB-	BBB-	BBB-	Stable

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Rating actions taken by each of the credit rating agencies from January 1, 2014 through January 30, 2015 were as follows:

DBRS Limited: Assigned revolving credit facilities rating of BBB (low) in October 2014.

Fitch: Assigned a rating of BB+ to our senior unsecured notes issued in November 2014. Assigned revolving credit facilities rating of BB+ in October 2014.

Moody’s: Assigned a rating of Ba1 to our senior unsecured notes issued in November 2014. Assigned revolving credit facilities rating of Baa3 in October 2014.

S&P: Assigned a rating of BBB- to our senior unsecured notes issued in November 2014. Assigned revolving credit facilities rating of BBB- in October 2014. Upgraded our corporate rating and senior unsecured rating to an investment grade rating of BBB- from BB+ and revised their outlook to Stable from Positive in September 2014.

Improving credit ratings provides us with greater financial flexibility and a lower cost of borrowing. Additionally the collateral formerly pledged to our revolving credit facilities was released in conjunction with achieving investment grade status from both Moody’s and S&P.

Automotive Financing - GM Financial

Liquidity Overview

GM Financial's primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt, secured and unsecured debt borrowings and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases of finance receivables and leased vehicles, funding of commercial finance receivables, business acquisitions, repayment of secured and unsecured debt, funding credit enhancement requirements for secured debt, operating expenses and interest costs. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt.

Available Liquidity

The following table summarizes GM Financial's available liquidity (dollars in billions):

	December 31, 2014	December 31, 2013
Cash and cash equivalents	$3.0	$1.1
Borrowing capacity on unpledged eligible assets	4.8	1.6
Borrowing capacity on committed unsecured lines of credit	0.5	0.6
Available liquidity	$8.3	$3.3

The increase in available liquidity is due primarily to the issuance of $4.5 billion of senior unsecured notes in the year ended December 31, 2014, as well as the capital contribution from GM of $0.7 billion for the purchase of Ally Financial's equity interests in SAIC-GMAC.

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

Credit Facilities

In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At December 31, 2014 secured and committed unsecured credit facilities totaled $18.8 billion and $1.3 billion, with advances outstanding of $7.0 billion and $0.8 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Cash Flow

The following table summarizes GM Financial cash flows from operating, investing and financing activities (dollars in billions):

	Years Ended December 31,			Year Ended 2014 vs. 2013 Change	Year Ended 2013 vs. 2012 Change
	2014	2013	2012
Net cash provided by operating activities	$1.9	$1.6	$1.0	$0.3	$0.6
Net cash used in investing activities	$(10.5)	$(8.2)	$(2.8)	$(2.3)	$(5.4)
Net cash provided by financing activities	$9.8	$5.1	$2.3	$4.7	$2.8

Operating Activities

In the year ended December 31, 2014 net cash provided by operating activities increased due primarily to larger finance receivable and lease portfolios.

In the year ended December 31, 2013 net cash provided by operating activities increased due primarily to the acquisitions of the Ally Financial international operations.

Investing Activities

In the year ended December 31, 2014 net cash used in investing activities increased due primarily to: (1) increased loan purchases and funding, net of collections, of $2.6 billion; and (2) increased purchases of leased vehicles of $2.5 billion; partially offset by (3) decreased cash used for business acquisitions of $2.6 billion.

In the year ended December 31, 2013 net cash used in investing activities increased due primarily to: (1) increased funding of commercial finance receivables of $19.9 billion and purchase of consumer finance receivables of $4.0 billion; (2) net cash payment of $2.6 billion made in the current year on the acquisitions of the Ally Financial international operations; (3) increased purchases of leased vehicles of $1.2 billion; and (4) an increase in restricted cash of $0.6 billion; partially offset by (5) increased collections and recoveries on finance receivables of $22.8 billion.

Financing Activities

In the year ended December 31, 2014 net cash provided by financing activities increased due primarily to: (1) increased borrowings under secured and unsecured debt of $5.6 billion; and (2) repayment of debt to Ally Financial of $1.4 billion in 2013, with no related activity in 2014; partially offset by (3) increased debt repayment of $2.8 billion.

In the year ended December 31, 2013 net cash provided by financing activities increased due primarily to: (1) increased borrowings under secured and unsecured debt of $14.0 billion; partially offset by (2) increased debt repayment of $9.7 billion; and (3) the repayment of $1.4 billion in certain debt assumed as part of the acquisitions of the Ally Financial international operations.

Off-Balance Sheet Arrangements

We do not currently utilize off-balance sheet securitization arrangements. All trade or financing receivables and related obligations subject to securitization programs are recorded on our consolidated balance sheets at December 31, 2014 and 2013.

Contractual Obligations and Other Long-Term Liabilities

We have minimum commitments under contractual obligations, including purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are recorded on our consolidated balance sheet. Based on this definition, the following table includes only those contracts which include fixed or minimum obligations. The majority of our purchases are not included in the table as they are made under purchase orders which are requirements based and accordingly do not specify minimum quantities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at December 31, 2014 (dollars in millions):

	Payments Due by Period
	2015	2016-2017	2018-2019	2020 and after	Total
Automotive debt	$323	$252	$1,599	$6,949	$9,123
Automotive Financing debt	14,491	16,432	4,526	2,000	37,449
Capital lease obligations	180	433	110	245	968
Automotive interest payments(a)	447	882	732	5,093	7,154
Automotive Financing interest payments(b)	955	1,171	322	199	2,647
Postretirement benefits(c)	235	25	—	—	260
Contractual commitments for capital expenditures	252	—	—	—	252
Operating lease obligations	295	355	205	148	1,003
Other contractual commitments:
Material	856	975	116	238	2,185
Marketing	979	659	235	101	1,974
Rental car repurchases	6,008	—	—	—	6,008
Other	536	563	365	901	2,365
Total contractual commitments(d)	$25,557	$21,747	$8,210	$15,874	$71,388

Non-contractual postretirement benefits(e)	$168	$752	$749	$10,827	$12,496
__________

(a)
Amounts include automotive interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Automotive interest payments based on variable interest rates were determined using the interest rate in effect at December 31, 2014.

(b)
GM Financial interest payments were determined using the interest rate in effect at December 31, 2014 for floating rate debt and the contractual rates for fixed rate debt. GM Financial interest payments on floating rate tranches of the securitization notes payable were converted to a fixed rate based on the floating rate plus any expected hedge payments.

(c)
Amounts include other postretirement employee benefits (OPEB) payments under the current U.S. contractual labor agreements through 2015 and Canada labor agreements through 2016. These agreements are generally renegotiated in the year of expiration. Amounts do not include pension funding obligations, which are discussed under the caption “Critical Accounting Estimates - Pensions.”

(d)
Amounts do not include future cash payments for long-term purchase obligations and other accrued expenditures (unless specifically listed in the table above) which were recorded in Accounts payable or Accrued liabilities at December 31, 2014.

(e)
Amounts include all expected future payments for both current and expected future service at December 31, 2014 for OPEB obligations for salaried employees and hourly OPEB obligations extending beyond the current North American union contract agreements. Amounts do not include pension funding obligations, which are discussed under the caption “Critical Accounting Estimates - Pensions.”

The table above does not reflect product warranty and related liabilities of $9.6 billion and unrecognized tax benefits of $1.9 billion due to the uncertainty regarding the future cash outflows associated with these amounts.

Critical Accounting Estimates

Accounting estimates are an integral part of the consolidated financial statements. These estimates require the use of judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Refer to Note 2 to our consolidated financial statements for our significant accounting policies related to our critical accounting estimates.

Pensions

Our defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected long-term rate of return on plan assets, a discount rate, mortality rates of participants and expectation of mortality improvement. The expected long-term rate of return on U.S. plan assets that is utilized in determining pension expense is derived from periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance

GENERAL MOTORS COMPANY AND SUBSIDIARIES

of individual asset classes, risks using standard deviations and correlations of returns among the asset classes that comprise the plans' asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.

In December 2014 an investment policy study was completed for the U.S. pension plans. The study resulted in new target asset allocations being approved for the U.S. pension plans with resulting changes to the expected long-term rate of return on assets. The weighted-average long-term rate of return on assets decreased from 6.5% at December 31, 2013 to 6.4% at December 31, 2014.

Another key assumption in determining net pension expense is the assumed discount rate used to discount plan obligations. We estimate this rate for U.S. plans using a cash flow matching approach, which uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate.

Mortality assumptions for participants in our U.S. pension plans incorporate future mortality improvements from tables published by the Society of Actuaries (SOA). We periodically review the mortality experience of our U.S. pension plans’ participants against these assumptions. In the three months ended December 31, 2014 the SOA issued new mortality and mortality improvement tables that raise life expectancies and thereby indicate the amount of estimated aggregate benefit payments to our U.S. pension plans' participants is increasing. We have incorporated the new SOA mortality and mortality improvement tables into our December 31, 2014 measurement of our U.S. pension plans' benefit obligations. The change in these assumptions had the effect of increasing the December 31, 2014 U.S. pension plans' obligations by $2.2 billion.

Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effects of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to expense over future periods. The unamortized pre-tax actuarial gain (loss) on our pension plans was $(4.6) billion and $1.4 billion at December 31, 2014 and 2013. The change is due primarily to the decrease in discount rates and the change in mortality assumptions partially offset by actual asset returns in excess of assumed returns.

The underfunded status of the U.S. pension plans increased by $3.6 billion in the year ended December 31, 2014 to $10.9 billion at December 31, 2014 due primarily to: (1) an unfavorable effect of $5.9 billion from a decrease in discount rates; (2) an unfavorable effect of $2.2 billion from an increase in life expectancies, resulting in an increase in the benefit obligations; and (3) interest and service cost of $3.3 billion; partially offset by (4) a favorable effect of $7.3 billion from actual returns on plan assets.

The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant (dollars in millions):

	U.S. Plans		Non-U.S. Plans
	Effect on 2015 Pension Expense	Effect on December 31, 2014 PBO	Effect on 2015 Pension Expense	Effect on December 31, 2014 PBO
25 basis point decrease in discount rate	-$100	+$2,080	+$49	+$946
25 basis point increase in discount rate	+$70	-$2,020	-$19	-$892
25 basis point decrease in expected rate of return on assets	+$150	N/A	+$35	N/A
25 basis point increase in expected rate of return on assets	-$150	N/A	-$35	N/A

Pursuant to the labor contract with the UAW, which expires in September 2015, a benefit unit represents the calculated pension payment associated with a specific benefit plan type. The following data illustrates the sensitivity of changes in pension expense and pension obligation due to changes in future benefit units based on the last remeasurement of the U.S. hourly pension plan at December 31, 2014 (dollars in millions):

	Effect on 2015 Pension Expense	Effect on December 31, 2014 PBO
One percentage point increase in benefit units	+$85	+$263
One percentage point decrease in benefit units	-$83	-$255

We are subject to a variety of U.S. federal rules and regulations which govern the manner in which we fund and administer our U.S. pension plans. Certain of these rules and regulations allow plan sponsors funding relief for U.S. pension plans through the application of higher funding interest rates. As a result, utilizing current assumptions, we expect no significant mandatory

GENERAL MOTORS COMPANY AND SUBSIDIARIES

contributions to our U.S. qualified pension plans for the next five years. We also maintain pension plans for employees in a number of countries outside the U.S. which are subject to local laws and regulations. Except for Canada and the United Kingdom, most non-U.S. pension laws and regulations do not have specific funding requirements.

Refer to Note 15 to our consolidated financial statements for additional information on pension contributions, investment strategies and long-term rate of return, weighted-average discount rate, the change in benefit obligation and related plan assets and future net benefit payments. Refer to Note 2 to our consolidated financial statements for a discussion of the inputs used to determine fair value for each significant asset class or category.

Valuation of Deferred Tax Assets

The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for deferred tax consequences represents our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions or events, could have a material effect on our ability to utilize deferred tax assets. If law is enacted that reduces the U.S. statutory rate, we would record a significant reduction to the net deferred tax assets and related increase to income tax expense in the period that includes the enactment date of the tax rate change.

Sales Incentives

The estimated effect of sales incentives to dealers and end customers is recorded as a reduction of Automotive net sales and revenue, and in certain instances, as an increase to Automotive cost of sales, at the later of the time of sale or announcement of an incentive program to dealers. There may be numerous types of incentives available at any particular time, including a choice of incentives for a specific model. Incentive programs are generally brand specific, model specific or sales region specific and are for specified time periods, which may be extended. Significant factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product, product mix, the rate of customer acceptance of any incentive program and the likelihood that an incentive program will be extended, all of which are estimated based on historical experience and assumptions concerning customer behavior and future market conditions. When an incentive program is announced, the number of vehicles in dealer inventory eligible for the incentive program is determined and a reduction of Automotive net sales and revenue or increase to Automotive cost of sales is recorded in the period in which the program is announced. If the actual number of affected vehicles differs from this estimate, or if a different mix of incentives is actually paid, the reduction in Automotive net sales and revenue or increase to Automotive cost of sales for sales incentives could be affected. There are a multitude of inputs affecting the calculation of the estimate for sales incentives and an increase or decrease of any of these variables could have a significant effect on recorded sales incentives.

Policy, Product Warranty and Recall Campaigns

We have historically accrued estimated costs related to recall campaigns in GMNA when they are probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced. During the three months ended June 30, 2014, following the significant increase in the number of vehicles subject to recall in GMNA, the results of our ongoing comprehensive safety review, additional engineering analysis, the creation of a new Global Product Integrity organization, the appointment of a new Global Vice President of Vehicle Safety responsible for the safety development of our vehicle systems and our overall commitment to customer satisfaction, we accumulated sufficient historical data in GMNA to support the use of an actuarial-based estimation technique for recall campaigns. As such we now accrue at the time of vehicle sale in GMNA the costs for recall campaigns. In the three months ended June 30, 2014 we recorded a catch-up adjustment of $0.9 billion in Automotive cost of sales to adjust the estimate for recall costs for previously sold vehicles. The change in estimate was treated as an adjustment for EBIT-adjusted reporting purposes. In the other regions, there is not sufficient historical data to support the application of an actuarial-based estimation technique and the estimated costs will continue to be accrued at the time when they are probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced.

The estimates related to policy and product warranties are established using historical information on the nature, frequency and average cost of claims of each vehicle line or each model year of the vehicle line and assumptions about future activity and events. When little or no claims experience exists for a model year or a vehicle line, the estimate is based on comparable models. The

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Forward-Looking Statements

In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include among others the following:

•	Our ability to realize production efficiencies and to achieve reductions in costs as a result of our restructuring initiatives and labor modifications;

•	Our ability to maintain quality control over our vehicles and avoid material vehicle recalls and the cost and effect on our reputation and products;

•	Our ability to maintain adequate liquidity and financing sources including as required to fund our planned significant investment in new technology;

•	Our ability to realize successful vehicle applications of new technology;

•	Shortages of and increases or volatility in the price of oil, including as a result of political instability in the Middle East and African nations;

•	Our ability to continue to attract customers, particularly for our new products, including cars and crossover vehicles;

•	Availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

•	The ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules;

•	Our ability to manage the distribution channels for our products;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Our ability to successfully restructure our European and consolidated international operations and the health of the European economy;

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

•
Changes in the existing, or the adoption of new, laws, regulations, policies or other activities of governments, agencies and similar organizations particularly laws, regulations and policies relating to vehicle safety including recalls, and, including where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates;

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

*  *  *  *  *  *  *

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Automotive

The overall financial risk management program is under the responsibility of the Chief Financial Officer with support from the Financial Risk Council which reviews and, where appropriate, approves strategies to be pursued to mitigate these risks. The Financial Risk Council comprises members of our management and functions under the oversight of the Audit Committee and Finance Committee, committees of the Board of Directors. The Audit Committee and Finance Committee assist and guide the Board of Directors in its oversight of our financial and risk management strategies. A risk management control framework is utilized to monitor the strategies, risks and related hedge positions in accordance with the policies and procedures approved by the Financial Risk Council. Our risk management policy intends to protect against risk arising from extreme adverse market movements on our key exposures.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Foreign Currency Exchange Rate Risk

We have foreign currency exposures related to buying, selling and financing in currencies other than the functional currencies of the operations. At December 31, 2014 our most significant foreign currency exposures were the Euro/U.S. Dollar, Euro/British Pound, U.S. Dollar/South Korean Won and U.S. Dollar/Mexican Peso. Derivative instruments such as foreign currency forwards, swaps and options are used primarily to hedge exposures with respect to forecasted revenues, costs and commitments denominated in foreign currencies. At December 31, 2014 such contracts had remaining maturities of up to 23 months.

At December 31, 2014 and 2013 the net fair value liability of financial instruments with exposure to foreign currency risk was $0.9 billion and $1.0 billion. This presentation utilizes a population of foreign currency exchange derivatives, embedded derivatives and foreign currency denominated debt and excludes the offsetting effect of foreign currency cash, cash equivalents and other assets. The potential loss in fair value for such financial instruments from a 10% adverse change in all quoted foreign currency exchange rates would be $0.2 billion at December 31, 2014 and 2013.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial condition.

The following table summarizes the amounts of automotive foreign currency translation and transaction and remeasurement losses (dollars in millions):

	Years Ended December 31,
	2014	2013
Foreign currency translation losses recorded in Accumulated other comprehensive loss	$19	$729
Losses resulting from foreign currency transactions and remeasurements recorded in earnings	$430	$352

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates related to certain financial instruments, primarily debt, capital lease obligations and certain marketable securities. At December 31, 2014 and 2013 we did not have any interest rate swap positions to manage interest rate exposures in our automotive operations. At December 31, 2014 and 2013 the fair value liability of debt and capital leases was $9.8 billion and $6.8 billion. The potential increase in fair value resulting from a 10% decrease in quoted interest rates would be $0.4 billion and $0.3 billion at December 31, 2014 and 2013.

At December 31, 2014 and 2013 we had marketable securities of $8.0 billion and $7.2 billion classified as available-for-sale and $1.3 billion and $1.7 billion classified as trading. The potential decrease in fair value from a 50 basis point increase in interest rates would be insignificant at December 31, 2014 and 2013.

Automotive Financing - GM Financial

Interest Rate Risk

Fluctuations in market interest rates can affect GM Financial's gross interest rate spread, which is the difference between: (1) interest earned on finance receivables; and (2) interest paid on debt, and could be affected by changes in interest rates. Typically consumer finance receivables purchased by GM Financial bear fixed interest rates and are funded by variable or fixed rate debt. Commercial finance receivables originated by GM Financial bear variable interest rates and are funded by variable rate debt. The variable rate debt is subject to adjustments to reflect prevailing market interest rates. To help mitigate interest rate risk or mismatched funding, GM Financial may employ hedging strategies to lock in the interest rate spread.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In GM Financial's securitization transactions it can transfer fixed rate finance receivables to securitization trusts that, in turn, sell either fixed rate or floating rate securities to investors. Derivative financial instruments, such as interest rate swaps and caps, are used to manage the gross interest rate spread on the floating rate transactions.

GM Financial had interest rate swaps and caps in asset positions with notional amounts of $3.8 billion and $3.8 billion and interest rate swaps and caps in liability positions with notional amounts of $7.4 billion and $5.5 billion at December 31, 2014 and 2013. The fair value of these derivative financial instruments was insignificant.

The following table summarizes GM Financial's interest rate sensitive assets and liabilities, excluding derivatives, by year of expected maturity and the fair value of those assets and liabilities at December 31, 2014 (dollars in millions):

	2015	2016	2017	2018	2019	Thereafter	Fair Value
Assets
Consumer finance receivables
Principal amounts	$10,440	$7,336	$4,551	$2,308	$968	$382	$25,541
Weighted-average annual percentage rate	10.26%	10.45%	10.56%	10.82%	11.04%	11.21%
Commercial finance receivables
Principal amounts	$7,333	$79	$69	$87	$76	$51	$7,565
Weighted-average annual percentage rate	6.17%	4.63%	4.41%	4.36%	4.38%	4.67%

Liabilities
Secured Debt:
Credit facilities
Principal amounts	$4,532	$1,593	$757	$141	$17	$—	$6,991
Weighted-average interest rate	4.36%	5.92%	6.34%	8.63%	8.87%	—%
Securitization notes
Principal amounts	$7,348	$5,703	$3,596	$1,190	$354	$—	$18,237
Weighted-average interest rate	1.94%	1.86%	2.04%	2.50%	3.06%	—%
Unsecured Debt:
Senior notes
Principal amounts	$—	$1,000	$2,795	$1,250	$1,405	$2,000	$8,707
Weighted-average interest rate	—%	2.75%	3.56%	4.65%	2.80%	4.33%
Credit facilities and other unsecured debt
Principal amounts	$2,611	$881	$107	$85	$84	$—	$3,772
Weighted-average interest rate	10.33%	9.70%	5.64%	5.14%	5.14%	—%

The following table summarizes GM Financial's interest rate sensitive assets and liabilities, excluding derivatives, by year of expected maturity and the fair value of those assets and liabilities at December 31, 2013 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	2014	2015	2016	2017	2018	Thereafter	Fair Value
Assets
Consumer finance receivables
Principal amounts	$9,576	$6,642	$4,162	$2,050	$820	$290	$22,652
Weighted-average annual percentage rate	10.76%	10.97%	11.17%	11.73%	12.28%	12.80%
Commercial finance receivables
Principal amounts	$5,731	$22	$25	$94	$117	$6	$6,016
Weighted-average annual percentage rate	6.82%	4.73%	4.59%	4.50%	7.40%	5.69%

Liabilities
Secured Debt:
Credit facilities
Principal amounts	$6,297	$1,699	$796	$224	$19	$—	$8,995
Weighted-average interest rate	4.95%	6.39%	6.39%	8.17%	8.34%	—%
Securitization notes
Principal amounts	$5,218	$4,084	$2,321	$1,114	$348	$—	$13,175
Weighted-average interest rate	1.91%	2.12%	2.40%	2.71%	2.88%	—%
Unsecured Debt:
Senior notes
Principal amounts	$—	$—	$1,000	$1,000	$1,250	$750	$4,106
Weighted-average interest rate	—%	—%	2.75%	4.75%	4.65%	4.25%
Credit facilities and other unsecured debt
Principal amounts	$2,108	$706	$90	$—	$76	$—	$2,972
Weighted-average interest rate	9.68%	8.82%	6.48%	—%	5.64%	—%

GM Financial estimates the realization of finance receivables in future periods using discount rate, prepayment and credit loss assumptions similar to its historical experience. Credit facilities and securitization notes payable amounts have been classified based on expected payoff. Senior notes and convertible senior notes principal amounts have been classified based on maturity.

Foreign Currency Exchange Rate Risk

GM Financial is exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations, primarily those acquired from Ally Financial in 2013, into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect GM Financial's financial condition.

GM Financial's policy is to finance receivables and lease assets with debt in the same currency. When a different currency is used GM Financial typically uses foreign currency swaps to convert substantially all of its foreign currency debt obligations to the local currency of the receivables and lease assets to minimize any impact to earnings.

GM Financial had foreign currency swaps in asset positions with notional amounts of $1.6 billion and $1.7 billion and in liability positions with notional amounts of $1.1 billion and $2.1 billion at December 31, 2014 and 2013. The fair value of these derivative financial instruments was insignificant.

The following table summarizes the amounts of GM Financial's foreign currency translation and transaction and remeasurement losses (dollars in millions):

	Years Ended December 31,
	2014	2013
Foreign currency translation gains (losses) recorded in Accumulated other comprehensive loss	$(430)	$11
Gains (losses) resulting from foreign currency transactions and remeasurements recorded in earnings	$(170)	$151
Gains (losses) resulting from foreign exchange swaps recorded in earnings	163	(149)
Net gains (losses) resulting from foreign currency exchange recorded in earnings	$(7)	$2
*  *  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Company, its Directors, and Stockholders:

We have audited the internal control over financial reporting of General Motors Company and subsidiaries (the Company) as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 4, 2015 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Detroit, Michigan
February 4, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Company, its Directors, and Stockholders:

We have audited the accompanying Consolidated Balance Sheets of General Motors Company and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Company and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Detroit, Michigan
February 4, 2015

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net sales and revenue
Automotive	$151,092	$152,092	$150,295
GM Financial	4,837	3,335	1,961
Total	155,929	155,427	152,256
Costs and expenses
Automotive cost of sales (Note 13)	138,082	134,925	140,236
GM Financial operating and other expenses	4,039	2,448	1,207
Automotive selling, general and administrative expense	12,158	12,382	14,031
Goodwill impairment charges (Note 10)	120	541	27,145
Total costs and expenses	154,399	150,296	182,619
Operating income (loss)	1,530	5,131	(30,363)
Automotive interest expense	403	334	489
Interest income and other non-operating income, net (Note 20)	823	1,063	845
Gain (loss) on extinguishment of debt (Note 14)	202	(212)	(250)
Equity income (Note 8)	2,094	1,810	1,562
Income (loss) before income taxes	4,246	7,458	(28,695)
Income tax expense (benefit) (Note 18)	228	2,127	(34,831)
Net income	4,018	5,331	6,136
Net (income) loss attributable to noncontrolling interests	(69)	15	52
Net income attributable to stockholders	$3,949	$5,346	$6,188

Net income attributable to common stockholders	$2,804	$3,770	$4,859

Earnings per share (Note 22)
Basic
Basic earnings per common share	$1.75	$2.71	$3.10
Weighted-average common shares outstanding	1,605	1,393	1,566
Diluted
Diluted earnings per common share	$1.65	$2.38	$2.92
Weighted-average common shares outstanding	1,687	1,676	1,675

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2014	2013	2012
Net income	$4,018	$5,331	$6,136
Other comprehensive income (loss), net of tax (Note 21)
Foreign currency translation adjustments	(473)	(733)	(103)
Cash flow hedging losses, net	—	—	(2)
Unrealized gains (losses) on securities, net	(5)	(39)	45
Defined benefit plans, net	(4,505)	5,693	(2,120)
Other comprehensive income (loss), net of tax	(4,983)	4,921	(2,180)
Comprehensive income (loss)	(965)	10,252	3,956
Comprehensive (income) loss attributable to noncontrolling interests	(46)	33	41
Comprehensive income (loss) attributable to stockholders	$(1,011)	$10,285	$3,997

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$18,954	$20,021
Marketable securities (Note 4)	9,222	8,972
Restricted cash and marketable securities (Note 4)	1,338	1,247
Accounts and notes receivable (net of allowance of $340 and $344; Note 2)	9,078	8,535
GM Financial receivables, net (Note 5)($11,134 and $10,001 at VIEs; Note 12)	16,528	14,278
Inventories (Note 6)	13,642	14,039
Equipment on operating leases, net (Note 7)	3,564	2,398
Deferred income taxes (Note 18)	9,760	10,349
Other current assets	1,584	1,662
Total current assets	83,670	81,501
Non-current Assets
Restricted cash and marketable securities (Note 4)	935	829
GM Financial receivables, net (Note 5)($11,583 and $11,216 at VIEs; Note 12)	16,006	14,354
Equity in net assets of nonconsolidated affiliates (Note 8)	8,350	8,094
Property, net (Note 9)	27,743	25,867
Goodwill (Note 10)	1,427	1,560
Intangible assets, net (Note 11)	4,983	5,668
GM Financial equipment on operating leases, net (Note 7)($4,595 and $1,803 at VIEs; Note 12)	7,060	3,383
Deferred income taxes (Note 18)	25,414	22,736
Other assets	2,089	2,352
Total non-current assets	94,007	84,843
Total Assets	$177,677	$166,344
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$22,529	$23,621
Short-term debt and current portion of long-term debt (Note 14)
Automotive	500	564
GM Financial ($10,502 and $10,088 at VIEs; Note 12)	14,488	13,594
Accrued liabilities (Note 13)	28,184	24,633
Total current liabilities	65,701	62,412
Non-current Liabilities
Long-term debt (Note 14)
Automotive	8,910	6,573
GM Financial ($12,292 and $9,330 at VIEs; Note 12)	22,943	15,452
Postretirement benefits other than pensions (Note 15)	6,229	5,897
Pensions (Note 15)	23,788	19,483
Other liabilities (Note 13)	14,082	13,353
Total non-current liabilities	75,952	60,758
Total Liabilities	141,653	123,170
Commitments and contingencies (Note 17)
Equity (Note 21)
Series A preferred stock, $0.01 par value	—	3,109
Common stock, $0.01 par value	16	15
Additional paid-in capital	28,937	28,780
Retained earnings	14,577	13,816
Accumulated other comprehensive loss	(8,073)	(3,113)
Total stockholders’ equity	35,457	42,607
Noncontrolling interests	567	567
Total Equity	36,024	43,174
Total Liabilities and Equity	$177,677	$166,344

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$4,018	$5,331	$6,136
Depreciation, amortization and impairment charges	7,238	8,041	38,762
Foreign currency remeasurement and transaction losses	437	350	117
Amortization of discount and issuance costs on debt issues	181	114	188
Undistributed earnings of nonconsolidated affiliates and gains on investments	(301)	(92)	(179)
Pension contributions and OPEB payments	(1,315)	(1,458)	(3,759)
Pension and OPEB expense, net	439	638	3,232
(Gains) losses on extinguishment of debt	(202)	212	250
Provision (benefit) for deferred taxes	(574)	1,561	(35,561)
Change in other operating assets and liabilities (Note 26)	244	(1,326)	630
Other operating activities	(107)	(741)	789
Net cash provided by operating activities	10,058	12,630	10,605
Cash flows from investing activities
Expenditures for property	(7,091)	(7,565)	(8,068)
Available-for-sale marketable securities, acquisitions	(7,636)	(6,754)	(4,650)
Trading marketable securities, acquisitions	(1,518)	(3,214)	(6,234)
Available-for-sale marketable securities, liquidations	6,874	3,566	10,519
Trading marketable securities, liquidations	1,881	6,538	7,267
Acquisition of companies, net of cash acquired	(53)	(2,623)	(44)
Proceeds from sale of business units/investments, net of cash disposed	—	896	18
Increase in restricted cash and marketable securities	(839)	(984)	(661)
Decrease in restricted cash and marketable securities	515	1,107	1,526
Purchase of finance receivables	(14,744)	(10,838)	(6,122)
Principal collections and recoveries on finance receivables	10,860	7,555	4,007
Purchases of leased vehicles, net	(4,776)	(2,254)	(1,050)
Proceeds from termination of leased vehicles	533	217	59
Other investing activities	296	(9)	(72)
Net cash used in investing activities	(15,698)	(14,362)	(3,505)
Cash flows from financing activities
Net increase (decrease) in short-term debt	391	156	(247)
Proceeds from issuance of debt (original maturities greater than three months)	31,373	28,041	9,036
Payments on debt (original maturities greater than three months)	(19,524)	(20,191)	(7,377)
Payments to purchase stock	(3,277)	(2,438)	(5,098)
Dividends paid (including charge related to redemption and purchase of Series A Preferred Stock)	(3,165)	(1,687)	(939)
Other financing activities	(123)	(150)	(116)
Net cash provided by (used in) financing activities	5,675	3,731	(4,741)
Effect of exchange rate changes on cash and cash equivalents	(1,102)	(400)	(8)
Net increase (decrease) in cash and cash equivalents	(1,067)	1,599	2,351
Cash and cash equivalents at beginning of period	20,021	18,422	16,071
Cash and cash equivalents at end of period	$18,954	$20,021	$18,422
Significant Non-cash Activity
Investing Cash Flows
Non-cash property additions	$3,313	$3,224	$3,879
Financing Cash Flows
Mandatory conversion of Series B Preferred Stock into common stock (Note 21)		$4,854

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
			Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance January 1, 2012	$5,536	$4,855	$16	$26,391	$7,183	$(5,861)	$871	$38,991
Net income	—	—	—	—	6,188	—	(52)	6,136
Other comprehensive loss	—	—	—	—	—	(2,191)	11	(2,180)
Purchase and retirement of common stock	—	—	(2)	(2,652)	(2,455)	—	—	(5,109)
Exercise of common stock warrants	—	—	—	5	—	—	—	5
Stock based compensation	—	—	—	89	—	—	—	89
Conversion of Series B Preferred Stock into common stock	—	—	—	1	—	—	—	1
Cash dividends on Series A Preferred Stock and cumulative dividends on Series B Preferred Stock	—	—	—	—	(859)	—	—	(859)
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(80)	(80)
Other	—	—	—	—	—	—	6	6
Balance December 31, 2012	5,536	4,855	14	23,834	10,057	(8,052)	756	37,000
Net income	—	—	—	—	5,346	—	(15)	5,331
Other comprehensive income	—	—	—	—	—	4,939	(18)	4,921
Purchase and cancellation of Series A Preferred Stock	(2,427)	—	—	—	—	—	—	(2,427)
Exercise of common stock warrants	—	—	—	3	—	—	—	3
Stock based compensation	—	—	—	75	—	—	—	75
Mandatory conversion of Series B Preferred Stock into common stock	—	(4,855)	1	4,854	—	—	—	—
Cash dividends paid on Series A Preferred Stock, charge related to purchase of Series A Preferred Stock and dividends on Series B Preferred Stock	—	—	—	—	(1,587)	—	—	(1,587)
Dividends declared or paid to noncontrolling interest	—	—	—	—	—	—	(82)	(82)
Other	—	—	—	14	—	—	(74)	(60)
Balance December 31, 2013	3,109	$—	15	28,780	13,816	(3,113)	567	43,174
Net income	—		—	—	3,949	—	69	4,018
Other comprehensive loss	—		—	—	—	(4,960)	(23)	(4,983)
Redemption and cancellation of Series A Preferred Stock	(3,109)		—	—	—	—	—	(3,109)
Purchase of common stock	—		—	(85)	(83)	—	—	(168)
Exercise of common stock warrants	—		1	38	—	—	—	39
Stock based compensation	—		—	206	(17)	—	—	189
Cash dividends paid on Series A Preferred Stock and charge related to redemption of Series A Preferred Stock	—		—	—	(1,160)	—	—	(1,160)
Cash dividends paid on common stock	—		—	—	(1,928)	—	—	(1,928)
Dividends declared or paid to noncontrolling interests	—		—	—	—	—	(73)	(73)
Other	—		—	(2)	—	—	27	25
Balance December 31, 2014	$—		$16	$28,937	$14,577	$(8,073)	$567	$36,024

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation

General Motors Company was incorporated as a Delaware corporation in 2009. We design, build and sell cars, trucks and automobile parts worldwide. We also provide automotive financing services through GM Financial. We analyze the results of our business through the following segments: GMNA, GME, GMIO, GMSA and GM Financial. Nonsegment operations are classified as Corporate. Corporate includes certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

As discussed in Note 13 we announced recalls of approximately 42 million vehicles and recorded charges of approximately $2.9 billion in Automotive cost of sales relating to recall campaigns and courtesy transportation in the year ended December 31, 2014 and as discussed in Note 17 we announced the creation of a compensation program related to faulty ignition switches on certain vehicles and recorded a charge of $400 million in the three months ended June 30, 2014.

Principles of Consolidation

The consolidated financial statements are prepared in conformity with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts were reclassified to conform to our current year presentation. In the three months ended March 31, 2014 we changed our managerial and financial reporting structure to reclassify the results of our Russian subsidiaries previously reported in our GMIO segment to our GME segment. We have retrospectively revised the segment presentation for all periods presented. Refer to Note 25 for additional information on our segment reporting.

We consolidate entities that we control due to ownership of a majority voting interest and we consolidate variable interest entities (VIEs) when we have variable interests and are the primary beneficiary. We continually evaluate our involvement with VIEs to determine when these criteria are met. Our share of earnings or losses of nonconsolidated affiliates is included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over the operating and financial decisions of the affiliate. We use the cost method of accounting if we are not able to exercise significant influence over the operating and financial decisions of the affiliate.

Use of Estimates in the Preparation of the Financial Statements

Accounting estimates are an integral part of the consolidated financial statements. These estimates require the use of judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Change in Accounting Estimate

We historically accrued estimated costs related to recall campaigns in GMNA when they are probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced. During the three months ended June 30, 2014, following the significant increase in the number of vehicles subject to recall in GMNA, the results of our ongoing comprehensive safety review, additional engineering analysis, the creation of a new Global Product Integrity organization, the appointment of a new Global Vice President of Vehicle Safety responsible for the safety development of our vehicle systems and our overall commitment to customer satisfaction, we accumulated sufficient historical data in GMNA to support the use of an actuarial-based estimation technique for recall campaigns. As such we now accrue at the time of vehicle sale in GMNA the costs for recall campaigns. Based on expanded historical data, we recorded a catch-up adjustment of $874 million in Automotive cost of sales in the three months ended June 30, 2014 to adjust the estimate for recall costs for previously sold vehicles. In other geographical regions the historical claims data did not support the application of an actuarial-based model; therefore, recall campaigns are accrued when probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced.

GM Financial

The amounts presented for GM Financial have been adjusted to include the effect of our tax attributes on GM Financial's deferred tax positions and provision for income taxes since the date of acquisition, which are not applicable to GM Financial on a stand-

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

alone basis, and to eliminate the effect of transactions between GM Financial and the other members of the consolidated group. Accordingly, the amounts presented will differ from those presented by GM Financial on a stand-alone basis.

Note 2. Significant Accounting Policies

The accounting policies which follow are utilized by our automotive and automotive financing operations, unless otherwise indicated.

Revenue Recognition

Automotive

Automotive net sales and revenue are primarily composed of revenue generated from the sale of vehicles. Vehicle sales are recorded when title and all risks and rewards of ownership have passed to our customers. For the majority of our automotive sales this occurs when a vehicle is released to the carrier responsible for transporting to a dealer and when collectability is reasonably assured. Vehicle sales are recorded when the vehicle is delivered to the dealer in most remaining cases. Provisions for recurring or announced dealer and customer sales and leasing incentives, consisting of allowances and rebates, are recorded as reductions to Automotive net sales and revenue at the time of vehicle sales. All other incentives, allowances and rebates related to vehicles previously sold are recorded as reductions to Automotive net sales and revenue when announced.

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

Automotive Financing - GM Financial

Finance charge income earned on receivables is recognized using the effective interest method for consumer financing receivables and accrual method for commercial financing receivables. Fees and commissions (including incentive payments) received and direct costs of originating loans are deferred and amortized over the term of the related finance receivables using the effective interest method and are removed from the consolidated balance sheets when the related finance receivables are sold, charged off or paid in full. Accrual of finance charge income on consumer finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession. Payments received on nonaccrual loans are first applied to any fees due, then to any interest due and then any remaining amounts are recorded to principal. Interest accrual generally resumes once an account has received payments bringing the delinquency to less than 60 days past due. Accrual of finance charge income on commercial finance receivables is generally suspended on accounts that are more than 90 days delinquent, upon receipt of a bankruptcy notice from a borrower, or where reasonable doubt about the full collectability of contractually agreed upon principal and interest exist. Payments received on nonaccrual loans are first applied to principal. Interest accrual resumes once an account has received payments bringing the account fully current and collection of contractual principal and interest is reasonably assured (including amounts previously charged-off) or, for troubled debt restructurings (TDRs), when repayment is reasonably assured based on the modified terms of the loan.

Income from operating lease assets, which includes lease origination fees, net of lease origination costs and incentives, is recorded as operating lease revenue on a straight-line basis over the term of the lease agreement.

Advertising and Promotion Expenditures

Advertising and promotion expenditures, which are expensed as incurred in Automotive selling, general and administrative expense, were $5.2 billion, $5.5 billion and $5.4 billion in the years ended December 31, 2014, 2013 and 2012.

Research and Development Expenditures

Research and development expenditures, which are expensed as incurred in Automotive cost of sales, were $7.4 billion, $7.2 billion and $7.4 billion in the years ended December, 31 2014, 2013 and 2012.

Cash Equivalents

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Cash equivalents are defined as short-term, highly-liquid investments with original maturities of 90 days or less.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on our best estimate of recoverability of receivables. Charges related to the allowance for doubtful accounts are recorded in Automotive selling, general and administrative expense. The following table summarizes activity in our allowance for doubtful accounts and notes receivable related to our automotive operations (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$344	$311	$331
Amounts charged (credited) to costs and expenses	50	61	(10)
Deductions	(8)	(24)	(46)
Effect of foreign currency and other	(46)	(4)	36
Balance at end of period	$340	$344	$311

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

•
Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose significant inputs are observable; and

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

We measure the fair value of our marketable securities using a market approach where identical or comparable prices are available and an income approach in other cases. If quoted market prices are not available, fair values of securities are determined using prices from a pricing service, pricing models, quoted prices of securities with similar characteristics or discounted cash flow models. These prices represent non-binding quotes. Our pricing service utilizes industry-standard pricing models that consider various inputs. We conduct an annual review of our pricing service. Based on our review we believe the prices received from our pricing service are a reliable representation of exit prices.

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

Finance Receivables

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

As the result of our October 2010 acquisition of GM Financial and GM Financial's acquisition of the Ally Financial international operations, finance receivables are reported in two portfolios: pre-acquisition and post-acquisition portfolios. The pre-acquisition finance receivables portfolio consists of finance receivables that were considered to have had deterioration in credit quality at the time they were acquired with the acquisitions of GM Financial or the Ally Financial international operations. The pre-acquisition portfolio will decrease over time with the amortization of the acquired receivables. The post-acquisition finance receivables portfolio consists of finance receivables that were considered to have had no deterioration in credit quality at the time they were acquired with the acquisition of the Ally Financial international operations and finance receivables originated since the acquisitions of GM Financial and the Ally Financial international operations. The post-acquisition portfolio is expected to grow over time as GM Financial originates new receivables.

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

The component of the allowance for consumer finance receivables that is collectively evaluated for impairment is based on a statistical calculation supplemented by management judgment. GM Financial uses a combination of forecasting models to determine the allowance for loan losses. Factors that are considered when estimating the allowance include loss confirmation period, historical delinquency migration to loss, probability of default and loss given default. The loss confirmation period is a key assumption within the models, which represents the average amount of time from when a loss event first occurs to when the receivable is charged-off.

Consumer finance receivables that become classified as TDRs are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate.

Consumer finance receivables are generally charged off in the month in which the account becomes 120 days contractually delinquent if we have not yet recorded a repossession charge-off. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the contract, including accrued interest.

The finance receivables acquired with the Ally Financial international operations that were considered to have no deterioration in credit quality at the time of acquisition were recorded at fair value. The purchase discount will accrete to income over the life of the receivables, based on contractual cash flows, using the effective interest method. Provisions for loan losses are charged to operations in amounts equal to net credit losses for the period. Any subsequent deterioration in the performance of the acquired receivables will result in an incremental provision for loan losses.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Equipment on Operating Leases, net

Equipment on operating leases, net is reported at cost, less accumulated depreciation and impairment, net of origination fees or costs and lease incentives. Estimated income from operating lease assets, which includes lease origination fees, net of lease origination costs, is recorded as operating lease revenue on a straight-line basis over the term of the lease agreement. Leased vehicles are depreciated on a straight-line basis to an estimated residual value over the term of the lease agreements.

We have significant investments in vehicles in operating lease portfolios, which are composed of vehicle leases to retail customers with lease terms of up to 60 months and vehicles leased to rental car companies with lease terms that average eight months or less. We are exposed to changes in the residual values of those assets. For impairment purposes the residual values represent estimates of the values of the vehicles leased at the end of the lease contracts and are determined based on forecasted auction proceeds when there is a reliable basis to make such a determination. Realization of the residual values is dependent on the future ability to market the vehicles under the prevailing market conditions. The adequacy of the estimate of the residual value is evaluated over the life of the lease and adjustments may be made to the extent the expected value of the vehicle at lease termination changes. Adjustments may be in the form of revisions to the depreciation rate or recognition of an impairment charge. Impairment is determined to exist if the expected future cash flows, which include estimated residual values, are lower than the carrying amount of the vehicles leased. If the carrying amount is considered impaired an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the anticipated cash flows, including estimated residual values.

In our automotive operations when a leased vehicle is returned the asset is reclassified from Equipment on operating leases, net to Inventories at the lower of cost or estimated selling price, less cost to sell. Upon disposition proceeds are recorded in Automotive net sales and revenue and costs are recorded in Automotive cost of sales. In our automotive finance operations when a leased vehicle is returned or repossessed the asset is recorded in Other assets at the lower of cost or estimated selling price, less costs to sell. Upon disposition a gain or loss is recorded for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset.

Depreciation expense and impairment charges related to Equipment on operating leases, net are recorded in Automotive cost of sales or GM Financial operating and other expenses.

Valuation of Cost and Equity Method Investments

When events and circumstances warrant, investments accounted for under the cost or equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an investment below its carrying amount is determined to be other-than-temporary. Impairment charges related to equity method investments are recorded in Equity income. Impairment charges related to cost method investments are recorded in Interest income and other non-operating income, net.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Goodwill

Goodwill arises from the application of fresh-start reporting and acquisitions accounted for as business combinations. Goodwill is tested for impairment for all reporting units on an annual basis as of October 1, or more frequently if events occur or circumstances change that would warrant such a review. Our reporting units are GMNA and GME and various reporting units within the GMIO, GMSA and GM Financial segments. When performing our goodwill impairment testing, the fair values of our reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections. We make significant assumptions and estimates, which utilize Level 3 measures, about the extent and timing of future cash flows, growth rates, market share and discount rates that represent unobservable inputs into our valuation methodologies. Our fair value estimates for annual and event-driven impairment tests assume the achievement of the future financial results contemplated in our forecasted cash flows and there can be no assurance that we will realize that value. The valuation methodologies utilized to perform our goodwill impairment testing were consistent with those used in our application of fresh-start reporting on July 10, 2009 and in any subsequent annual or event-driven goodwill impairment tests and utilized Level 3 measures. Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly we calculate the implied goodwill for those reporting units failing Step 1 in the same manner that goodwill is recognized in a business combination pursuant to Accounting Standards Codification (ASC) 805.

Intangible Assets, net

Intangible assets, excluding goodwill, primarily include brand names, technology and intellectual property, customer relationships and dealer networks. Intangible assets are amortized on a straight-line or an accelerated method of amortization over their estimated useful lives. An accelerated amortization method reflecting the pattern in which the asset will be consumed is utilized if that pattern can be reliably determined. We consider the period of expected cash flows and underlying data used to measure the fair value of the intangible assets when selecting a useful life. Impairment charges related to intangible assets are recorded in Automotive selling, general and administrative expense or Automotive cost of sales. Amortization of developed technology and intellectual property is recorded in Automotive cost of sales. Amortization of brand names, customer relationships and our dealer networks is recorded in Automotive selling, general and administrative expense or GM Financial operating and other expenses.

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

Pension and OPEB Plans

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

The cost of medical, dental, legal service and life insurance benefits provided through postretirement benefit plans is recorded in the period employees provide service. The cost of postretirement plan amendments that provide for benefits already earned by plan participants is amortized over the expected period of benefit which may be: (1) the average period to full eligibility; (2) the average life expectancy of the plan participants; or (3) the period to the plan's termination date for a plan which provides legal services.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

The benefit obligation for pension plans in Canada, the United Kingdom and Germany represents 92% of the non-U.S. pension benefit obligation at December 31, 2014. The discount rates for plans in Canada, the United Kingdom and Germany are determined using a cash flow matching approach similar to the U.S. approach.

Plan Asset Valuation

Due to the lack of timely available market information for certain investments in the asset classes described below as well as the inherent uncertainty of valuation, reported fair values may differ from fair values that would have been used had timely available market information been available.

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

Direct investments in private equity, private debt and real estate securities are generally valued in good faith via the use of the market approach (earnings multiples from comparable companies) or the income approach (discounted cash flow techniques), and consider inputs such as revenue growth and gross margin assumptions, discount rates, discounts for lack of liquidity, market capitalization rates and the selection of comparable companies. As these valuations incorporate significant unobservable inputs they are classified in Level 3.

Fair value estimates for private investment funds, private equity, private debt and real estate investments are provided by the respective investment sponsors or investment advisers and are subsequently reviewed and approved by management. In the event management concludes a reported NAV or fair value estimate (collectively, external valuation) does not reflect fair value or is not determined as of the financial reporting measurement date, we will consider whether and when deemed necessary to make an adjustment at the balance sheet date. In determining whether an adjustment to the external valuation is required, we will review material factors that could affect the valuation, such as changes to the composition or performance of the underlying investments or comparable investments, overall market conditions, expected sale prices for private investments which are probable of being sold in the short-term and other economic factors that may possibly have a favorable or unfavorable effect on the reported external valuation.

Derivatives

Exchange traded derivatives, such as options and futures, for which market quotations are readily available, are valued at the last reported sale price or official closing price on the primary market or exchange on which they are traded and are classified in Level 1. Over-the-counter derivatives, including but not limited to swaps, swaptions and forwards, which are typically valued through independent pricing services with observable inputs are generally classified in Level 2. Swaps that are cleared by clearinghouses or exchanges are valued with the prices provided by those venues and are generally classified in Level 2. Derivatives classified in Level 3 are typically valued via the use of pricing models which incorporate significant unobservable inputs. The inputs part of the model based valuations may include extrapolated or model-derived assumptions such as volatilities, yield and credit spread assumptions.

Job Security Programs and Extended Disability Benefits

We have job security programs to provide UAW and Unifor (combined union of the Canadian Auto Workers union and the Communications, Energy and Paperworkers Union of Canada) employees reduced wages and continued coverage under certain employee benefit programs depending on the employee's classification as well as the number of years of service that the employee has accrued. We also provide extended disability benefits for employees currently disabled and those in the active workforce who may become disabled in the form of income replacement, healthcare costs and life insurance premiums.

We recognize a liability for job security programs and extended disability benefits over the expected service period using measurement provisions similar to those used to measure our OPEB obligations based on our best estimate of the probable liability at the measurement date. We record actuarial gains and losses immediately in earnings.

Stock Incentive Plans

We measure and record compensation expense for all share-based payment awards based on the award's estimated fair value which is the fair value of our common stock on the date of grant for RSUs and Performance Share Units (PSUs). For awards that do not have an accounting grant date established, the compensation cost is based on the fair value of our common stock at the end of each reporting period. We record compensation cost for the awards on a straight-line basis over the entire vesting period, or for retirement eligible employees over the requisite service period. Salary stock awards granted are fully vested and nonforfeitable upon grant; therefore, compensation cost is recorded on the date of grant. The liability for stock incentive plan awards settled in cash is remeasured to fair value at the end of each reporting period.

Policy, Product Warranty and Recall Campaigns

The estimated costs related to policy and product warranties are accrued at the time products are sold and are charged to Automotive cost of sales. These estimates are established using historical information on the nature, frequency and average cost

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

of claims of each vehicle line or each model year of the vehicle line and assumptions about future activity and events. Revisions are made when necessary based on changes in these factors. The estimated costs related to recall campaigns are accrued at the time of vehicle sale in GMNA and when probable and reasonably estimable in other geographical regions.

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

Gains and losses arising from foreign currency transactions and the effects of remeasurements discussed in the preceding paragraph are recorded in Automotive cost of sales and GM Financial operating and other expenses unless related to Automotive debt, which are recorded in Interest income and other non-operating income, net. Foreign currency transaction and remeasurement losses were $437 million, $350 million and $117 million in the years ended December 31, 2014, 2013 and 2012.

Accounting Standards Not Yet Adopted

In May 2014 the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

Note 3. Acquisition of Businesses

Acquisition of Certain Ally Financial International Operations

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In November 2012 GM Financial entered into a definitive agreement with Ally Financial to acquire 100% of the outstanding equity interests in the top level holding companies of its automotive finance and financial services operations in Europe and Latin America and a separate agreement to acquire Ally Financial’s non-controlling equity interest in SAIC-GMAC, which conducts automotive finance and other financial services in China.

In the year ended December 31, 2013 GM Financial completed acquisitions of Ally Financial's European and Latin American automotive finance operations for an aggregate consideration of $3.3 billion. GM Financial recorded the fair value of the assets acquired and liabilities assumed on the acquisition dates, which consisted primarily of finance receivables and secured and unsecured debt with the remaining amount allocated to cash, other assets and liabilities and the residual goodwill recorded of $144 million. In the year ended December 31, 2014 there were no significant adjustments recorded to these assets acquired or liabilities assumed. The results of the acquired European and Latin American automotive finance operations are included in GM Financial's results beginning on the dates GM Financial completed each acquisition. The unaudited pro forma revenue and net income attributable to stockholders for the year ended December 31, 2013 had these acquisitions occurred as of January 1, 2012 would be $156.3 billion and $5.5 billion.

On January 2, 2015 GM Financial completed its acquisition of Ally Financial's 40% equity interest in SAIC-GMAC in China. The aggregate purchase price was approximately $1.0 billion, subject to certain post-closing adjustments. Also on January 2, 2015 GM Financial sold a 5% equity interest in SAIC-GMAC to SAICFC, a current shareholder of SAIC-GMAC, for proceeds of approximately $120 million, subject to certain post-closing adjustments. The valuation of the equity interest acquired was not yet complete at the time of this filing on Form 10-K because it was not practicable. As a result of these transactions GM indirectly owns 45% of SAIC-GMAC.

Note 4. Marketable Securities

The following table summarizes information regarding marketable securities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	December 31, 2014		December 31, 2013
		Cost	Fair Value	Cost	Fair Value
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	2	$1,600	$1,600	$1,437	$1,437
Sovereign debt	2	774	774	515	515
Money market funds	1	2,480	2,480	1,262	1,262
Corporate debt	2	6,036	6,036	7,598	7,598
Total available-for-sale securities		$10,890	10,890	$10,812	10,812
Trading securities
Sovereign debt	2		431		—
Corporate debt	2		—		25
Total trading securities			431		25
Total marketable securities classified as cash equivalents			11,321		10,837
Cash, cash equivalents and time deposits			7,633		9,184
Total cash and cash equivalents			$18,954		$20,021
Marketable securities
Available-for-sale securities
U.S. government and agencies	2	$5,957	$5,957	$5,343	$5,344
Corporate debt	2	2,000	1,998	1,889	1,891
Total available-for-sale securities		$7,957	7,955	$7,232	7,235
Trading securities – sovereign debt	2		1,267		1,737
Total marketable securities			$9,222		$8,972
Restricted cash and marketable securities
Available-for-sale securities
Money market funds	1	$1,381	$1,381	$897	$897
Other	2	45	46	34	35
Total marketable securities classified as restricted cash and marketable securities		$1,426	1,427	$931	932
Restricted cash and cash equivalents and time deposits			846		1,144
Total restricted cash and marketable securities			$2,273		$2,076

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

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $5.9 billion, $4.7 billion and $4.7 billion in the years ended December 31, 2014, 2013 and 2012. Cumulative unrealized gains and losses on available-for-sale securities and net unrealized gains and losses on trading securities were insignificant at and in the years ended December 31, 2014, 2013 and 2012.

The following table summarizes the amortized cost and the fair value of investments classified as available-for-sale by contractual maturity at December 31, 2014 (dollars in millions):

	Amortized Cost	Fair Value
Due in one year or less	$14,461	$14,461
Due after one year through five years	1,951	1,950
Total contractual maturities of available-for-sale securities	$16,412	$16,411

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Peugeot S.A.

In December 2013 we sold our seven percent investment in Peugeot S. A. (PSA) common stock for $339 million, net of disposal costs and we recorded a net gain of $152 million in Interest income and other non-operating income, net.

At December 31, 2012 we determined that the carrying amount of our investment in PSA common stock was impaired and that the impairment was other-than-temporary. As a result we transferred the total unrealized losses from Accumulated other comprehensive loss to Interest income and other non-operating income, net resulting in an impairment charge of $220 million.

Note 5. GM Financial Receivables, net

The following table summarizes the components of consumer and commercial finance receivables, net (dollars in millions):

	December 31, 2014			December 31, 2013
	Consumer	Commercial	Total	Consumer	Commercial	Total
Pre-acquisition finance receivables, outstanding amount	$508	$—	$508	$1,294	$—	$1,294
Pre-acquisition finance receivables, carrying amount	$459	$—	$459	$1,174	$—	$1,174
Post-acquisition finance receivables, net of fees	25,164	7,606	32,770	21,956	6,050	28,006
Finance receivables	25,623	7,606	33,229	23,130	6,050	29,180
Less: allowance for loan losses	(655)	(40)	(695)	(497)	(51)	(548)
GM Financial receivables, net	$24,968	$7,566	$32,534	$22,633	$5,999	$28,632

Fair value of GM Financial receivables, net			$33,106			$28,668

Allowance for loan losses classified as current at December 31, 2014 and 2013 were $529 million and $427 million.

GM Financial determines the fair value of consumer finance receivables using observable and unobservable inputs within a cash flow model. The inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows are calculated and discounted using a weighted-average cost of capital (WACC) or current interest rates. The WACC uses unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile as the portfolio. Macroeconomic factors could affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in GM Financial's cash flow model. A substantial majority of commercial finance receivables have variable interest rates and maturities of one year or less. Therefore, the carrying amount is considered to be a reasonable estimate of fair value.

The following table summarizes activity for the allowance for loan losses on consumer and commercial finance receivables (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$548	$351	$179
Provision for loan losses	604	475	304
Charge-offs	(914)	(643)	(304)
Recoveries	470	362	172
Effect of foreign currency	(13)	3	—
Balance at end of period	$695	$548	$351

The balances and activity of the allowance for commercial loan losses were insignificant at and for the years ended December 31, 2014, 2013 and 2012.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Credit Quality

Consumer Finance Receivables

GM Financial uses proprietary scoring systems that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO scores) and contract characteristics. In addition to GM Financial's proprietary scoring systems GM Financial considers other individual consumer factors such as employment history, financial stability and capacity to pay. Subsequent to origination GM Financial reviews the credit quality of retail receivables based on customer payment activity. At the time of loan origination substantially all of GM Financial's international consumers have prime credit scores. At the time of loan origination many consumers in North America had sub-prime credit scores, which are defined as FICO scores of less than 620. At December 31, 2014 and 2013, 83% and 88% of the consumer finance receivables in North America were from consumers with FICO scores of less than 620.

GM Financial purchases consumer finance contracts from automobile dealers without recourse, and accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At December 31, 2014 and 2013 the accrual of finance charge income has been suspended on delinquent consumer finance receivables with contractual amounts due of $682 million and $642 million. The following table summarizes the contractual amount of delinquent contracts, which is not significantly different than the recorded investment of the consumer finance receivables (dollars in millions):

	December 31, 2014		December 31, 2013
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,083	4.2%	$952	4.1%
Greater-than-60 days delinquent	432	1.7%	408	1.7%
Total finance receivables more than 30 days delinquent	1,515	5.9%	1,360	5.8%
In repossession	40	0.2%	41	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,555	6.1%	$1,401	6.0%
Impaired Finance Receivables - TDRs
The following table summarizes the outstanding recorded investment for consumer finance receivables that are considered to be TDRs and the related allowance (dollars in millions):

	December 31, 2014	December 31, 2013
Outstanding recorded investment	$1,234	$767
Less: allowance for loan losses	(172)	(103)
Outstanding recorded investment, net of allowance	$1,062	$664

Unpaid principal balance	$1,255	$779

Commercial Finance Receivables

GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually and, if necessary, the dealer's risk rating is adjusted on the basis of the review. At December 31, 2014 and 2013 the commercial finance receivables on non-accrual status were insignificant. The following table summarizes the credit risk profile by dealer grouping of the commercial finance receivables (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2014	December 31, 2013
Group I - Dealers with superior financial metrics	$1,050	$549
Group II - Dealers with strong financial metrics	2,022	1,460
Group III - Dealers with fair financial metrics	2,599	1,982
Group IV - Dealers with weak financial metrics	1,173	1,462
Group V - Dealers warranting special mention due to potential weaknesses	524	385
Group VI - Dealers with loans classified as substandard, doubtful or impaired	238	212
	$7,606	$6,050

The credit lines for Group VI dealers are typically suspended and no further funding is extended to these dealers.

Note 6. Inventories

The following table summarizes the components of Inventories (dollars in millions):

	December 31, 2014	December 31, 2013
Productive material, supplies and work in process	$5,380	$5,872
Finished product, including service parts	8,262	8,167
Total inventories	$13,642	$14,039

Note 7. Equipment on Operating Leases, net

Automotive

Equipment on operating leases, net is composed of vehicle sales to daily rental car companies with a guaranteed repurchase obligation. The following tables summarize information related to Equipment on operating leases, net (dollars in millions):

	December 31, 2014	December 31, 2013
Equipment on operating leases	$3,822	$2,605
Less: accumulated depreciation	(258)	(207)
Equipment on operating leases, net	$3,564	$2,398

	Years Ended December 31,
	2014	2013	2012
Depreciation expense	$507	$218	$227
Impairment charges	$155	$168	$181

Automotive Financing - GM Financial

GM Financial originates leases in the U.S. and Canada that are recorded as operating leases. A Canadian subsidiary of GM Financial originates and sells leases to a third-party with servicing retained. The following table summarizes GM Financial equipment on operating leases, net (dollars in millions):

	December 31, 2014	December 31, 2013
GM Financial equipment on operating leases	$8,268	$4,025
Less: accumulated depreciation	(1,208)	(642)
GM Financial equipment on operating leases, net	$7,060	$3,383

Depreciation expense related to GM Financial equipment on operating leases, net was $868 million, $450 million and $205 million in the years ended December 31, 2014, 2013 and 2012.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes minimum rental payments due to GM Financial as lessor under operating leases (dollars in millions):

	2015	2016	2017	2018	2019
Minimum rental receipts under operating leases	$1,241	$1,019	$597	$98	$5

Note 8. Equity in Net Assets of Nonconsolidated Affiliates

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used due to the ability to exert significant influence over decisions relating to their operating and financial affairs.

Sales and income of our China JVs are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income. The following table summarizes information regarding Equity income (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
China JVs	$2,066	$1,763	$1,521
Others	28	47	41
Total equity income	$2,094	$1,810	$1,562

We received dividends from nonconsolidated affiliates of $1.8 billion, $1.7 billion and $1.4 billion in the years ended December 31, 2014, 2013 and 2012. At December 31, 2014 and 2013 we had undistributed earnings including dividends declared but not received of $2.0 billion and $1.8 billion related to our nonconsolidated affiliates.

Investment in China JVs

The following table summarizes our direct ownership interests in China JVs:

	December 31, 2014	December 31, 2013
Shanghai General Motors Co., Ltd. (SGM)	50%	50%
Shanghai GM Norsom Motor Co., Ltd. (SGM Norsom)	25%	25%
Shanghai GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
Shanghai GM Dong Yue Powertrain (SGM DYPT)	25%	25%
SAIC-GM-Wuling Automobile Co., Ltd.	44%	44%
FAW-GM Light Duty Commercial Vehicle Co., Ltd.	50%	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%	50%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Shanghai Chengxin Used Car)	33%	33%
SAIC General Motors Sales Co., Ltd. (SGMS)	49%	49%

SGM is a joint venture established by Shanghai Automotive Industry Corporation (SAIC) (50%) and us (50%). SGM has interests in three other joint ventures in China: SGM Norsom, SGM DY and SGM DYPT. These three joint ventures are jointly held by SGM (50%), SAIC (25%) and us (25%). These four joint ventures are engaged in the production, import and sale of a comprehensive range of products under the Buick, Chevrolet and Cadillac brands. SGM also has interests in Shanghai OnStar (20%) and Shanghai Chengxin Used Car (33%). SGM also has a 20% equity interest in SAIC-GMAC, a joint venture established by General Motors Acceptance Corporation (now Ally Financial) (40%) and SAICFC (40%). As a result of GM Financial's transactions on January 2, 2015 GM Financial now owns 35% of SAIC-GMAC and SAICFC owns 45%.

SGMS is a joint venture established in November 2011 by SAIC (51%) and us (49%) to engage in the sales of the imported Buick, Chevrolet and Cadillac brands and the sales of automobiles manufactured by SGM.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Investment in and Summarized Financial Data of Nonconsolidated Affiliates

The following table summarizes the carrying amount of investments in nonconsolidated affiliates (dollars in millions):

	December 31, 2014	December 31, 2013
China JVs	$8,140	$7,851
Other investments	210	243
Total equity in net assets of nonconsolidated affiliates	$8,350	$8,094

At December 31, 2014 and 2013 the carrying amount of our investments in certain joint ventures exceeded our share of the underlying net assets by $3.9 billion and $3.8 billion primarily related to goodwill from the application of fresh-start reporting and purchase of additional interests in nonconsolidated affiliates.

The following tables present summarized financial data for nonconsolidated affiliates (dollars in millions):

	December 31, 2014			December 31, 2013
	China JVs	Others	Total	China JVs	Others	Total
Summarized Balance Sheet Data
Current assets	$15,442	$2,636	$18,078	$14,666	$2,234	$16,900
Non-current assets	9,758	1,507	11,265	8,187	1,458	9,645
Total assets	$25,200	$4,143	$29,343	$22,853	$3,692	$26,545

Current liabilities	$16,141	$2,179	$18,320	$14,019	$1,859	$15,878
Non-current liabilities	931	495	1,426	1,065	511	1,576
Total liabilities	$17,072	$2,674	$19,746	$15,084	$2,370	$17,454

Non-controlling interests	$1,043	$3	$1,046	$1,040	$—	$1,040

	Years Ended December 31,
	2014	2013	2012
Summarized Operating Data
China JVs' net sales	$43,853	$38,767	$33,364
Others' net sales	3,171	1,830	3,963
Total net sales	$47,024	$40,597	$37,327

China JVs' net income	$4,312	$3,685	$3,198
Others' net income (loss)	91	50	(23)
Total net income	$4,403	$3,735	$3,175

Transactions with Nonconsolidated Affiliates

Nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and automobile parts. We purchase component parts and vehicles from certain nonconsolidated affiliates for resale to dealers. We also sell component parts and vehicles to certain nonconsolidated affiliates. The following tables summarize transactions with nonconsolidated affiliates (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
Automotive sales and revenue	$2,762	$2,724	$2,572
Automotive purchases, net	$311	$724	$497
Interest income and other non-operating income, net	$23	$19	$184
Operating cash flows	$4,321	$3,607	$3,385

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2014	December 31, 2013
Accounts and notes receivable, net	$706	$756
Accounts payable	$205	$183

Note 9. Property, net

The following table summarizes the components of Property, net (dollars in millions):

	Estimated Useful Lives in Years	December 31, 2014	December 31, 2013
Land		$1,695	$1,868
Buildings and improvements	5-40	5,236	4,971
Machinery and equipment	3-27	16,788	15,222
Construction in progress		4,114	2,644
Real estate, plants and equipment		27,833	24,705
Less: accumulated depreciation		(8,067)	(6,787)
Real estate, plants and equipment, net		19,766	17,918
Special tools, net	1-15	7,977	7,949
Total property, net		$27,743	$25,867

The amount of capitalized software included in Property, net was $817 million and $630 million in the years ended December 31, 2014 and 2013. The amount of interest capitalized and excluded from Automotive interest expense related to Property, net was $70 million, $81 million and $117 million in the years ended December 31, 2014, 2013 and 2012.

The following table summarizes depreciation, amortization and impairment charges related to Property, net (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
Depreciation and amortization expense	$4,187	$3,959	$3,888
Impairment charges(a)	709	901	3,793
Depreciation, amortization and impairment charges	$4,896	$4,860	$7,681

Capitalized software amortization expense(b)	$295	$244	$209
__________

(a)
Includes impairment charges of $321 million and $179 million at GMIO and GME whose assets were written down to fair values of $85 million and $11 million at December 31, 2014. Also includes other assets whose fair value was determined to be $0 in the years ended December 31, 2014, 2013 and 2012 measured utilizing Level 3 inputs. Fair value measurements of the non-GMIO and non-GME asset group long-lived assets utilized projected cash flows discounted at a rate commensurate with the perceived business risks related to the assets involved.

(b)	Included in total depreciation, impairment charges and amortization expense.

Impairment Charges

Year Ended December 31, 2013

GMIO

As a result of our strategic assessment of GM India in response to lower than expected sales performance of our current product offerings in India, higher raw material costs, unfavorable foreign exchange rates and recent deterioration in local market conditions we recorded impairment charges of $280 million to adjust the carrying amount of GM India’s real and personal property to fair value of $45 million. These charges were recorded in Automotive cost of sales. We also recorded intangible asset and goodwill impairment charges of $103 million, for total impairment charges of $383 million. The noncontrolling interest portion of these

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

charges was $35 million based on our 90.8% ownership of GM India. Refer to Note 11 for additional information regarding the impairment of Intangible assets, net and Note 10 for additional information regarding the impairment of Goodwill.

As a result of our plans to cease manufacturing and significantly reduce engineering at our GM Holden Ltd. (Holden) subsidiary in Australia by the end of 2017 we recorded asset impairment charges of $477 million to adjust the carrying amounts of certain long-lived assets to fair value of $71 million. These charges were recorded in Automotive cost of sales. Refer to Note 19 for additional information on the actions taken at Holden.

Year Ended December 31, 2012

During the fourth quarter of 2012 our European industry outlook deteriorated and our forecast of 2013 cash flows declined notwithstanding our actions. As a result of our recoverability test of the GME asset group we recorded asset impairment charges of $3.7 billion to adjust the carrying amount of the GME real and personal property to fair value of $0.4 billion. These charges were recorded primarily in Automotive cost of sales. We also recorded intangible asset and other long-lived asset impairment charges of $1.8 billion, for total impairment charges of $5.5 billion. Refer to Note 11 for additional information regarding the impairment of Intangible assets, net.

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

Note 10. Goodwill
The following table summarizes the changes in the carrying amounts of Goodwill (dollars in millions):

	Automotive	GM Financial	Total
Balance at January 1, 2013	$695	$1,278	$1,973
Impairment charges	(541)	—	(541)
Goodwill from business combinations(a)	10	144	154
Effect of foreign currency and other	(26)	—	(26)
Balance at December 31, 2013	138	1,422	1,560
Impairment charges	(120)	—	(120)
Effect of foreign currency and other	(18)	5	(13)
Balance at December 31, 2014	$—	$1,427	$1,427

Accumulated impairment charges at January 1, 2013	$(29,897)	$—	$(29,897)
Accumulated impairment charges at December 31, 2013	$(30,438)	$—	$(30,438)
Accumulated impairment charges at December 31, 2014	$(30,558)	$—	$(30,558)
_________

(a)	Refer to Note 3 for additional information concerning the acquisitions.

The total automotive Goodwill balance at December 31, 2013 was recorded in GMSA. In addition to our annual goodwill impairment tests we performed event-driven goodwill impairment tests at various dates for certain of our reporting units in the years ended December 31, 2013 and 2012.

GMSA

Based on the results of our annual goodwill impairment tests we recorded total Goodwill impairment charges of $120 million in the year ended December 31, 2014. The impairment charges primarily resulted from lower forecasted profitability in Brazil resulting from recent deterioration in local market conditions and in Venezuela resulting from challenging local market conditions, including unfavorable foreign exchange rates and the recent downward trend in the price of oil. At December 31, 2014 the goodwill balance was $0 for all of the reporting units in GMSA.

GMNA

Subsequent to our 2012 annual goodwill impairment test, we reversed $36.2 billion of our deferred tax asset valuation allowances for our GMNA reporting unit. The reversal of the deferred tax asset valuation allowances resulted in the carrying amount of our GMNA reporting unit exceeding fair value. As a result we performed an event-driven goodwill impairment test in the three months ended December 31, 2012 and recorded a Goodwill impairment charge of $26.4 billion. Refer to Note 18 for additional information on the reversal of our deferred tax asset valuation allowances for our U.S. and Canadian operations.

GME

At the time of our 2012 annual impairment test our GME reporting unit had a negative carrying amount and because it was more likely than not further goodwill impairment existed due to further deterioration in the business outlook for GME and increases in the fair value of estimated employee benefit obligations, we recorded Goodwill impairment charges of $590 million in the year ended December 31, 2012.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GMIO

Based on the results of our annual and event-driven goodwill impairment tests we recorded total Goodwill impairment charges of $541 million and $156 million in the years ended December 31, 2013 and 2012. The impairment charges primarily related to our GM Korea Company (GM Korea) and Holden reporting units. We performed event-driven goodwill impairment tests for GM Korea in 2013 and 2012 as the fair value of GM Korea continued to be below its carrying amount due to ongoing economic weakness in certain markets to which GM Korea exports coupled with lower forecasted margins resulting from higher raw material costs and unfavorable foreign exchange rates. Furthermore in the three months ended December 31, 2013 we announced our plans to cease mainstream distribution of Chevrolet brand in Western and Central Europe that resulted in the impairment of the remaining goodwill. Chevrolet sales in Europe are included in our GM Korea operations. We also recorded a Goodwill impairment charge in the three months ended December 31, 2013 associated with our GM India reporting unit resulting from lower forecasted profitability in India due to lower than expected sales performance of our current product offerings in India, higher raw material costs, unfavorable foreign exchange rates and deterioration in local market conditions. Refer to Note 9 for additional information on our operations in India. At December 31, 2013 the goodwill balance was $0 for all of the reporting units in GMIO.

Note 11. Intangible Assets, net

The following table summarizes the components of Intangible assets, net (dollars in millions):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$8,193	$7,744	$449	$8,210	$7,308	$902
Brands	4,447	683	3,764	4,466	559	3,907
Dealer network and customer relationships	1,094	434	660	1,108	364	744
Favorable contracts and other	345	331	14	345	326	19
Total amortizing intangible assets	14,079	9,192	4,887	14,129	8,557	5,572
Nonamortizing in process research and development	96		96	96		96
Total intangible assets	$14,175	$9,192	$4,983	$14,225	$8,557	$5,668

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

The following table summarizes the amortization expense and impairment charges related to Intangible assets, net (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
Amortization expense	$676	$1,281	$1,568
Impairment charges	$16	$523	$1,755

The following table summarizes estimated amortization expense related to Intangible assets, net in each of the next five years (dollars in millions):

	2015	2016	2017	2018	2019
Estimated amortization expense	$332	$311	$306	$302	$205

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Impairment Charges

Year Ended December 31, 2013

GMIO

As a result of our strategic assessment of GM India we recorded impairment charges of $48 million to adjust the carrying amounts of Intangible assets, net, primarily favorable contract intangibles, to fair value of $0 because of a lack of economic support associated with GM India's declining operations. These charges were recorded primarily in Automotive cost of sales. Refer to Note 9 for additional information regarding the triggering events of the impairment charges in GM India.

We recorded impairment charges of $264 million to adjust the carrying amounts of Intangible assets, net, primarily dealer network intangibles related to the Chevrolet network in Europe, to fair value of $0 because we are winding down the dealer network in 2014 and we expect to incur losses during the wind-down period. These charges were recorded in Automotive cost of sales. Refer to Note 19 for additional information on the withdrawal of the Chevrolet brand from Europe.

Year Ended December 31, 2012

We adjusted the carrying amount of the GME intangible assets to fair value of $139 million and recorded asset impairment charges of $1.8 billion at December 31, 2012. These charges were recorded primarily in Automotive selling, general and administrative expense. The fair value estimates for GME's intangible assets are based on a valuation premise that assumes the assets' highest and best use are different than their current use due to the overall European macro-economic environment.

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

Note 12. Variable Interest Entities

Automotive Financing - GM Financial Consolidated VIEs

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

could potentially be significant. The assets and liabilities of the VIEs are included in GM Financial's consolidated balance sheets. The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs prior to intercompany eliminations (dollars in millions):

	December 31, 2014	December 31, 2013
Restricted cash	$1,721	$1,523
Securitized Assets	$27,704	$23,584
Securitization notes payable and other credit facilities	$22,794	$19,448

The assets of the VIEs and the restricted cash held by GM Financial serve as the sole source of repayment for the debt issued by these entities. Restricted cash represents collections from the underlying Securitized Assets and certain reserve accounts held as credit enhancement for securitizations held by GM Financial for the benefit of the noteholders. An additional form of credit enhancement is provided in the form of overcollateralization, whereby more loans or leases are transferred to the VIEs than the amount of asset-backed securities issued by the VIEs. GM Financial also maintains an allowance for estimated probable credit losses on securitized receivables. Cash pledged is invested in highly liquid securities with original maturities of 90 days or less.

Investors in the notes issued by the VIEs do not have recourse to GM Financial or its other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required and does not currently intend to provide additional financial support to these SPEs. While these subsidiaries are included in GM Financial's consolidated financial statements, these subsidiaries are separate legal entities and their assets are legally owned by them and are not available to GM Financial's creditors.

Note 13. Accrued Liabilities and Other Liabilities

The following table summarizes the components of Accrued liabilities and Other liabilities (dollars in millions):

	December 31, 2014	December 31, 2013
Current
Dealer and customer allowances, claims and discounts	$8,035	$7,919
Deposits primarily from rental car companies	6,089	4,713
Deferred revenue	1,622	1,276
Product warranty and related liabilities	3,582	2,721
Payrolls and employee benefits excluding postemployment benefits	2,144	2,285
Other	6,712	5,719
Total accrued liabilities	$28,184	$24,633
Non-current
Deferred revenue	$1,556	$1,249
Product warranty and related liabilities	6,064	4,880
Employee benefits excluding postemployment benefits	1,049	1,192
Postemployment benefits including facility idling reserves	1,259	1,216
Other	4,154	4,816
Total other liabilities	$14,082	$13,353

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes activity for product warranty and related liabilities which include policy, product warranty, recall campaigns and courtesy transportation (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$7,601	$7,633	$7,031
Warranties issued and assumed in period - recall campaigns and courtesy transportation	2,910	640	775
Warranties issued and assumed in period - policy and warranty	2,540	2,757	2,840
Payments	(4,326)	(3,240)	(3,575)
Adjustments to pre-existing warranties	1,187	49	504
Effect of foreign currency and other	(266)	(238)	58
Ending balance	$9,646	$7,601	$7,633

In the year ended December 31, 2014 we recorded charges of approximately $2.9 billion in Automotive cost of sales relating to recall campaigns and courtesy transportation, of which over 86% was recorded in GMNA. The recorded charges primarily comprised: (1) approximately $680 million for 2.6 million vehicles to repair ignition switches that could result in a loss of electrical power under certain circumstances that may prevent front airbags from deploying in the event of a crash (accident victims who died or suffered physical injury associated with these vehicles (or their families) may be eligible to participate in a compensation program, as more fully described in Note 17); to fix ignition lock cylinders that could allow removal of the ignition key while the engine is running, leading to possible rollaway or crash; and to provide courtesy transportation to owners of affected vehicles; partially offset by adjustments of approximately $95 million for courtesy transportation as a result of greater part availability and fewer customers utilizing courtesy transportation than originally estimated and approximately $80 million for costs originally estimated separately for ignition switches and ignition lock cylinders that are now being shipped and repaired at the same time resulting in reduced costs; (2) approximately $340 million for 1.9 million vehicles to replace either the power steering motor, the steering column, the power steering motor control unit or a combination of the steering column and the power steering motor control unit as the electric power steering could fail under certain circumstances; (3) approximately $185 million for 1.3 million vehicles prone to non-deployment of the side impact restraints if vehicles are not serviced when the Service Air Bag warning light is illuminated; (4) approximately $90 million for 2.7 million vehicles to modify the brake lamp wiring harness that could have corrosion develop due to micro-vibration; (5) approximately $80 million for 1.5 million vehicles to replace front safety lap belt cables that could fatigue and separate over time; (6) approximately $150 million for 1.4 million vehicles to replace the shift cable that could wear out over time resulting in mismatches of the gear position indicated by the shift lever; (7) approximately $325 million for 12.1 million vehicles to rework or replace ignition keys because the ignition switch may move out of the “run” position which may impact power steering and power braking and, depending on the timing of the key movement relative to the activation of the sensing algorithm of a crash event, may result in airbags not deploying; and (8) approximately $520 million for 5.2 million vehicles for other matters.

We have historically accrued estimated costs related to recall campaigns in GMNA when they are probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced. During the three months ended June 30, 2014, following the significant increase in the number of vehicles subject to recall in GMNA, the results of our ongoing comprehensive safety review, additional engineering analysis, the creation of a new Global Product Integrity organization, the appointment of a new Global Vice President of Vehicle Safety responsible for the safety development of our vehicle systems and our overall commitment to customer satisfaction, we accumulated sufficient historical data in GMNA to support the use of an actuarial-based estimation technique for recall campaigns. As such, we now accrue at the time of vehicle sale in GMNA the costs for recall campaigns. Based on the expanded historical data, we recorded a catch-up adjustment of $874 million to adjust the estimate for recall costs for previously sold vehicles, which is included in Adjustments to pre-existing warranties in the three months ended June 30, 2014. The estimation technique for recall campaigns takes into account our historical experience, including incident rates of recall campaigns. In the six months ended December 31, 2014 we announced 23 recalls covering approximately 8.1 million vehicles related to safety, customer satisfaction and other matters. The costs for these recalls are comprehended in the catch-up adjustment and also resulted in additional adjustment of approximately $200 million.

Note 14. Short-Term and Long-Term Debt

Automotive

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the components of our short-term and long-term debt (dollars in millions):

	December 31, 2014	December 31, 2013
Secured debt	$237	$320
Unsecured debt	8,205	5,852
Capital leases	968	965
Total automotive debt(a)	$9,410	$7,137

Fair value of automotive debt	$9,799	$6,837
Available under credit facility agreements	$12,026	$10,404
Interest rate range on outstanding debt(b)	0.0-18.0%	0.0-19.0%
Weighted-average interest rate on outstanding short-term debt(b)	6.4%	9.0%
Weighted-average interest rate on outstanding long-term debt(b)	4.3%	3.8%
__________

(a)	Net of a $681 million and $765 million net discount at December 31, 2014 and 2013.

(b)	Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

The fair value of debt includes $7.6 billion measured utilizing Level 1 inputs at December 31, 2014 and $2.2 billion and $6.8 billion measured utilizing Level 2 inputs at December 31, 2014 and 2013. The fair value of debt measured utilizing Level 1 inputs was based on quoted prices in active markets for identical instruments that a market participant can access at the measurement date. The fair value of debt measured utilizing Level 2 inputs was based on quoted market prices in inactive markets for identical instruments and if unavailable, a discounted cash flow model. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread based on our senior unsecured notes that is intended to represent our nonperformance risk. We obtain the benchmark yield curves and yields on unsecured notes from independent sources that are widely used in the financial industry.

Revolving Credit Facilities

We received an investment grade corporate rating from Moody's in September 2013 and from S&P in September 2014 which allowed the release of the collateral securing our $11.0 billion revolving credit facilities under their terms.

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

The revolving credit facilities contain representations, warranties and covenants that are typical for these types of facilities. The facilities also require us to maintain at least $4.0 billion in global liquidity and at least $2.0 billion in U.S. liquidity and to guarantee any borrowings by our subsidiaries. If we fail to maintain an investment grade corporate rating from two or more of the following credit rating agencies: Fitch, Moody's and S&P, we will be required to provide guarantees from certain domestic subsidiaries under the terms of the facilities. Interest rates on obligations under the revolving credit facilities are based on prevailing annual interest rates for Eurodollar loans or an alternative base rate, plus an applicable margin.

Senior Unsecured Notes

In November 2014 we issued $2.5 billion in aggregate principal amount of senior unsecured notes comprising $500 million of 4.0% notes due in 2025, $750 million of 5.0% notes due in 2035 and $1.25 billion of 5.2% notes due in 2045. In September 2013 we issued $4.5 billion in aggregate principal amount of senior unsecured notes comprising $1.5 billion of 3.5% notes due in 2018, $1.5 billion of 4.875% notes due in 2023 and $1.5 billion of 6.25% notes due in 2043. These notes contain terms and covenants customary of these types of securities including limitations on the amount of certain secured debt we may issue.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Extinguishment of Debt

In the year ended December 31, 2014 we prepaid and retired debt obligations with a total carrying amount of $325 million and recorded a net gain on extinguishment of debt of $202 million which primarily represented unsecured debt in Brazil. In the year ended December 31, 2013 we prepaid and retired debt obligations with a total carrying amount of $1.8 billion and recorded a net loss on extinguishment of debt of $212 million which primarily represented the unamortized debt discount on GM Korea mandatorily redeemable preferred shares. In the year ended December 31, 2012 we prepaid and retired debt obligations with a total carrying amount of $514 million and recorded a net loss on extinguishment of debt of $250 million which primarily represented the unamortized debt discount on GM Korea mandatorily redeemable preferred shares.

Automotive Financing - GM Financial

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$25,214	$25,228	$22,073	$22,170
Unsecured debt	12,217	12,479	6,973	7,078
Total GM Financial debt	$37,431	$37,707	$29,046	$29,248

The fair value of debt includes $32.8 billion and $23.0 billion measured utilizing Level 2 inputs and $4.9 billion and $6.2 billion measured utilizing Level 3 inputs at December 31, 2014 and December 31, 2013. The fair value of debt measured utilizing Level 2 inputs was based on quoted market prices and if unavailable, quoted market prices of similar securities. For debt that has terms of one year or less or has been priced within the last six months, the carrying amount or par value is considered to be a reasonable estimate of fair value. The fair value of debt measured utilizing Level 3 inputs was based on the discounted future net cash flows expected to be settled using current risk-adjusted rates.

Secured Debt

Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged finance receivables and leases. Refer to Note 12 for additional information relating to GM Financial's involvement with VIEs. Secured debt consists of revolving credit facilities and securitization notes payable. Weighted-average interest rates are both fixed and variable, ranging from 0.35% to 13.43% at December 31, 2014.

The revolving credit facilities are expected to be repaid over periods ranging up to five years. At the end of the revolving period, if not renewed, the debt will amortize over a defined period. GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain secured credit facilities. In the year ended December 31, 2014 GM Financial entered into new or renewed credit facilities with a total additional borrowing capacity of $5.5 billion.

Securitization notes payable at December 31, 2014 are due beginning in 2016 through 2022. In the year ended December 31, 2014 GM Financial issued securitization notes payable of $10.7 billion with a weighted-average interest rate of 1.4% maturing on various dates through 2022.

Unsecured Debt

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. Senior notes outstanding at December 31, 2014 are due beginning in 2016 through 2023 and have interest rates that range from 1.875% to 6.75%. In May 2014 GM Financial issued CAD 400 million of 3.25% senior notes which are due in May 2017. In July 2014 GM Financial issued $1.5 billion in aggregate principal amount of senior notes comprising $700 million of 2.625% notes due in July 2017 and $800 million of 3.5% notes due in July 2019. In September 2014 GM Financial issued $2.0 billion in aggregate principal amount of senior notes comprising $750 million of 3.0% notes due in September 2017 and $1.25 billion of 4.375% notes due in September 2021. In October 2014 GM Financial issued Euro 500 million of 1.875% term notes which are due in October 2019. The notes are guaranteed by GM Financial's principal operating subsidiary.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In January 2015 GM Financial issued $2.25 billion in aggregate principal amount of senior notes comprising $1.0 billion of 3.15% notes due in January 2020, $1.0 billion of 4.0% notes due in January 2025 and $250 million of floating rate notes due in January 2020. Interest rates on the floating rate notes are equal to three-month LIBOR plus an applicable margin. The notes are guaranteed by GM Financial's principal operating subsidiary.

The terms of advances on revolving credit facilities and other unsecured debt have remaining maturities of up to five years. Interest rates on credit facilities and other unsecured debt ranged from 0.98% to 13.35% at December 31, 2014.

Consolidated

Interest Expense

The following table summarizes interest expense (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
Automotive	$403	$334	$489
Automotive Financing - GM Financial	1,426	715	283
Total interest expense	$1,829	$1,049	$772

Debt Maturities

The following table summarizes contractual maturities including capital leases at December 31, 2014 (dollars in millions):

	Automotive	Automotive Financing(a)	Total
2015	$503	$14,491	$14,994
2016	174	9,177	9,351
2017	511	7,255	7,766
2018	1,600	2,666	4,266
2019	109	1,860	1,969
Thereafter	7,194	2,000	9,194
	$10,091	$37,449	$47,540
________

(a)	Secured debt, credit facilities and other unsecured debt are based on expected payoff date. Senior notes principal amounts are based on maturity.

At December 31, 2014 future interest payments on automotive capital lease obligations were $488 million. GM Financial had no capital lease obligations at December 31, 2014.

Compliance with Debt Covenants

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Some of GM Financial’s secured and unsecured debt agreements also contain various covenants, including maintaining minimum financial ratios, asset quality and portfolio performance ratios as well as limits on deferment levels. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability or GM Financial's ability to obtain additional borrowings. No technical defaults or covenant violations existed at December 31, 2014.

Note 15. Pensions and Other Postretirement Benefits

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

The funding policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable law and regulations or to directly pay benefit payments where appropriate. At December 31, 2014 all legal funding requirements had been met. We expect to contribute $70 million to our U.S. non-qualified plans and $1.1 billion to our non-U.S. pension plans in 2015. The following table summarizes contributions made to the defined benefit pension plans (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
U.S. hourly and salaried	$143	$128	$2,420
Non-U.S.	770	886	855
Total	$913	$1,014	$3,275

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

The following table summarizes contributions to the U.S. OPEB plans (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
Employer contributions	$354	$393	$432
Plan participants' contributions	22	29	4
Total contributions	$376	$422	$436

Defined Contribution Plans

We have defined contribution plans for eligible U.S. salaried and hourly employees that provide discretionary matching contributions. Contributions are also made to certain non-U.S. defined contribution plans. We made contributions to our defined contribution plans of $513 million, $502 million and $352 million in the years ended December 31, 2014, 2013 and 2012.

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

U.S. Salaried Defined Benefit Pension Plan

In the year ended December 31, 2012 we amended the salaried pension plan to cease the accrual of additional benefits effective September 30, 2012 resulting in a curtailment of $309 million which decreased the pension liability. We divided the plan to create a new legally separate defined benefit plan primarily for active and terminated vested participants. Settlement payments of $30.6 billion were made consisting of lump-sum pension distributions of $3.6 billion to retired salaried plan participants, group annuity contracts purchased for a total annuity premium of $25.1 billion and two separate previously guaranteed obligations of $1.9 billion were settled. These agreements unconditionally and irrevocably guarantee the full payment of all annuity payments to the participants that were receiving payments from the plan and the insurance companies assumed all investment risk associated with the assets that were delivered as the annuity contract premiums.

Through these transactions we have settled certain pension obligations in their entirety resulting in a pre-tax settlement loss of $2.6 billion ($2.2 billion after tax) in Automotive cost of sales. The pre-tax loss is composed of existing losses in Accumulated other comprehensive loss of $377 million and the premium paid to the insurance company of $2.1 billion. The tax benefit of $413 million is composed of the statutory tax benefit of $1.0 billion offset by tax expense of $596 million primarily associated with the removal of prior period income tax allocations between Accumulated other comprehensive loss and Income tax expense (benefit).

In the year ended December 31, 2012 we provided short-term, interest-free, unsecured loans of $2.2 billion to provide the plan with incremental liquidity to pay ongoing benefits and administrative costs. Through December 31, 2013 contributions of $1.7 billion were made from the $2.2 billion loans and the remaining amounts were repaid.

Active salaried plan participants began receiving additional contributions in the defined contribution plan in October 2012. Lump-sum pension distributions in 2013 of $430 million resulted in a pre-tax settlement gain of $128 million.

Other Remeasurements

In the three months ended December 31, 2014 the SOA issued new mortality and mortality improvement tables that raise life expectancies and thereby indicate the amount of estimated aggregate benefit payments to our U.S. pension plans' participants is increasing. We have incorporated the new SOA mortality and mortality improvement tables into our December 31, 2014 measurement of our U.S. pension plans' benefit obligations. The change in these assumptions had the effect of increasing the December 31, 2014 U.S. pension plans' obligations by $2.2 billion.

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

Pension and OPEB Obligations and Plan Assets

The following table summarizes the change in benefit obligations and related plan assets (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Year Ended December 31, 2014				Year Ended December 31, 2013
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligations
Beginning benefit obligation	$71,480	$27,528	$5,110	$1,238	$82,110	$29,301	$6,271	$1,528
Service cost	247	358	13	10	298	394	24	13
Interest cost	3,060	1,031	218	55	2,837	1,010	217	57
Amendments	—	17	—	—	—	(4)	—	(4)
Actuarial (gains) losses	7,770	3,179	331	117	(7,661)	(1,009)	(757)	(210)
Benefits paid	(5,779)	(1,699)	(376)	(50)	(5,719)	(1,683)	(422)	(53)
Foreign currency translation adjustments	—	(2,536)	—	(108)	—	(528)	—	(98)
Curtailments, settlements and other	(54)	19	(7)	74	(385)	47	(223)	5
Ending benefit obligation	76,724	27,897	5,289	1,336	71,480	27,528	5,110	1,238
Change in plan assets
Beginning fair value of plan assets	64,166	14,986	—	—	68,085	15,541	—	—
Actual return on plan assets	7,346	1,893	—	—	2,107	988	—	—
Employer contributions	143	770	354	48	128	886	393	51
Benefits paid	(5,779)	(1,699)	(376)	(50)	(5,719)	(1,683)	(422)	(53)
Foreign currency translation adjustments	—	(1,232)	—	—	—	(692)	—	—
Settlements and other	(53)	(49)	22	2	(435)	(54)	29	2
Ending fair value of plan assets	65,823	14,669	—	—	64,166	14,986	—	—
Ending funded status	$(10,901)	$(13,228)	$(5,289)	$(1,336)	$(7,314)	$(12,542)	$(5,110)	$(1,238)
Amounts recorded in the consolidated balance sheets
Non-current assets	$—	$111	$—	$—	$—	$137	$—	$—
Current liabilities	(69)	(383)	(338)	(58)	(131)	(379)	(368)	(83)
Non-current liabilities	(10,832)	(12,956)	(4,951)	(1,278)	(7,183)	(12,300)	(4,742)	(1,155)
Net amount recorded	$(10,901)	$(13,228)	$(5,289)	$(1,336)	$(7,314)	$(12,542)	$(5,110)	$(1,238)
Amounts recorded in Accumulated other comprehensive loss
Net actuarial gain (loss)	$452	$(5,019)	$(859)	$(83)	$4,747	$(3,379)	$(542)	$47
Net prior service (cost) credit	35	(57)	16	72	38	(87)	19	91
Total recorded in Accumulated other comprehensive loss	$487	$(5,076)	$(843)	$(11)	$4,785	$(3,466)	$(523)	$138

The following table summarizes the total accumulated benefit obligations (ABO), the fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the projected benefit obligation (PBO) and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2014		December 31, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
ABO	$76,702	$27,425	$71,461	$27,069
Plans with ABO in excess of plan assets
ABO	$76,702	$26,510	$71,461	$25,897
Fair value of plan assets	$65,823	$13,638	$64,166	$13,663
Plans with PBO in excess of plan assets
PBO	$76,724	$26,935	$71,480	$26,788
Fair value of plan assets	$65,823	$13,643	$64,166	$14,109

The following table summarizes the components of net periodic pension and OPEB expense along with the assumptions used to determine benefit obligations (dollars in millions):

	Year Ended December 31, 2014				Year Ended December 31, 2013				Year Ended December 31, 2012
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of expense
Service cost	$380	$389	$13	$10	$395	$425	$24	$13	$590	$411	$23	$16
Interest cost	3,060	1,031	218	55	2,837	1,010	217	57	4,055	1,110	234	63
Expected return on plan assets	(3,914)	(873)	—	—	(3,562)	(823)	—	—	(5,029)	(870)	—	—
Amortization of prior service cost (credit)	(4)	17	(2)	(14)	(4)	19	(116)	(14)	(1)	1	(116)	(12)
Recognized net actuarial loss	(91)	154	14	(6)	6	208	85	6	2	35	52	6
Curtailments, settlements and other	(1)	3	—	—	(77)	(6)	(62)	—	2,580	71	—	11
Net periodic expense (income)	$(570)	$721	$243	$45	$(405)	$833	$148	$62	$2,197	$758	$193	$84
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.73%	3.14%	3.80%	3.99%	4.46%	4.10%	4.52%	4.71%	3.59%	3.70%	3.68%	3.97%
Rate of compensation increase(a)	N/A	2.85%	N/A	4.21%	N/A	2.90%	N/A	4.21%	N/A	2.77%	4.50%	4.21%
Weighted-average assumptions used to determine net expense
Discount rate	4.46%	4.10%	4.52%	4.71%	3.59%	3.69%	3.69%	3.97%	4.06%	4.45%	4.24%	4.31%
Expected rate of return on plan assets	6.53%	6.28%	N/A	N/A	5.77%	5.70%	N/A	N/A	6.18%	6.20%	N/A	N/A
Rate of compensation increase(a)	N/A	2.90%	N/A	4.21%	N/A	2.77%	4.50%	4.21%	4.50%	3.15%	4.50%	4.21%
_________

(a)	As a result of ceasing the accrual of additional benefits for salaried plan participants, the rate of compensation increase does not have a significant effect on our U.S. pension and OPEB plans.

U.S. pension plan service cost includes administrative expenses of $133 million, $97 million and $138 million in the years ended December 31, 2014, 2013 and 2012. Weighted-average assumptions used to determine net expense are determined at the beginning of the period and updated for remeasurements. Non-U.S. pension plan administrative expenses included in service cost were insignificant in the years ended December 31, 2014, 2013 and 2012.

Estimated amounts to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in the year ending December 31, 2015 based on December 31, 2014 plan measurements are $295 million, consisting primarily of amortization of the net actuarial loss in the non-U.S. pension plans.

Assumptions

Investment Strategies and Long-Term Rate of Return

Detailed periodic studies conducted by outside actuaries and an internal asset management group are used to determine the long-term strategic mix among asset classes, risk mitigation strategies and the expected long-term return on asset assumptions for the U.S. pension plans. The U.S. study includes a review of alternative asset allocation and risk mitigation strategies, anticipated future

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

long-term performance and risk of the individual asset classes that comprise the plans' asset mix. Similar studies are performed for the significant non-U.S. pension plans with the assistance of outside actuaries and asset managers. While the studies incorporate data from recent plan performance and historical returns, the expected long-term return on plan asset assumptions are determined based on long-term prospective rates of return.

The strategic asset mix and risk mitigation strategies for the plans are tailored specifically for each plan. Individual plans have distinct liabilities, liquidity needs and regulatory requirements. Consequently there are different investment policies set by individual plan fiduciaries. Although investment policies and risk mitigation strategies may differ among plans, each investment strategy is considered to be appropriate in the context of the specific factors affecting each plan.

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

In December 2014 an investment policy study was completed for the U.S. pension plans. The study resulted in new target asset allocations being approved for the U.S. pension plans with resulting changes to the expected long-term rate of return on assets. The weighted-average long-term rate of return on assets decreased from 6.5% at December 31, 2013 to 6.4% at December 31, 2014. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

Target Allocation Percentages

The following table summarizes the target allocations by asset category for U.S. and non-U.S. defined benefit pension plans:

	December 31, 2014		December 31, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity	16%	27%	19%	28%
Debt	60%	47%	58%	49%
Other(a)	24%	26%	23%	23%
Total	100%	100%	100%	100%
__________

(a)	Primarily includes private equity, real estate and absolute return strategies which mainly consist of hedge funds.

Assets and Fair Value Measurements

The following tables summarize the fair value of U.S. defined benefit pension plan assets by asset class (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents and other short-term investments	$—	$42	$—	$42	$—	$411	$—	$411
Common and preferred stocks	10,033	30	3	10,066	10,234	70	6	10,310
Government and agency debt securities(a)	—	16,143	—	16,143	—	14,971	—	14,971
Corporate and other debt securities(b)	—	22,725	83	22,808	—	20,647	130	20,777
Investment funds(c)	70	910	5,221	6,201	99	1,018	5,174	6,291
Private equity and debt investments(d)	—	—	5,909	5,909	—	—	6,335	6,335
Real estate investments(e)	560	2	3,608	4,170	390	4	4,127	4,521
Other investments	—	—	65	65	—	—	62	62
Derivative assets	55	313	1	369	17	157	—	174
Total assets	10,718	40,165	14,890	65,773	10,740	37,278	15,834	63,852
Liabilities
Derivative liabilities	(23)	(496)	—	(519)	(22)	(311)	(6)	(339)
Net plan assets subject to leveling	$10,695	$39,669	$14,890	65,254	$10,718	$36,967	$15,828	63,513
Other plan assets and liabilities(f)				569				653
Net Plan Assets				$65,823				$64,166

The following tables summarize the fair value of non-U.S. defined benefit pension plan assets by asset class (dollars in millions):

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents and other short-term investments	$—	$207	$—	$207	$—	$156	$—	$156
Common and preferred stocks	1,959	3	—	1,962	1,816	6	—	1,822
Government and agency debt securities(a)	—	3,614	—	3,614	—	3,418	—	3,418
Corporate and other debt securities(b)	—	1,986	—	1,986	—	2,475	14	2,489
Investment funds(c)	101	3,409	889	4,399	128	3,529	745	4,402
Private equity and debt investments(d)	—	—	509	509	—	—	430	430
Real estate investments(e)	20	4	1,263	1,287	13	12	1,405	1,430
Other investments	—	—	722	722	—	—	618	618
Derivative assets	17	24	—	41	3	44	—	47
Total assets	2,097	9,247	3,383	14,727	1,960	9,640	3,212	14,812
Liabilities
Derivative liabilities	—	(44)	—	(44)	(12)	(56)	—	(68)
Net plan assets subject to leveling	$2,097	$9,203	$3,383	14,683	$1,948	$9,584	$3,212	14,744
Other plan assets and liabilities(f)				(14)				242
Net Plan Assets				$14,669				$14,986
__________

(a)	Includes U.S. and sovereign government and agency issues.

(b)	Includes mortgage and asset-backed securities.

(c)	U.S. and non-U.S. Level 3 assets consist primarily of funds of hedge funds. Non-U.S. Level 2 assets consist primarily of equity and fixed income funds.

(d)	Includes private equity investment funds.

(e)	Includes investment funds and public real estate investment trusts.

(f)	Cash held by the plans, net of amounts receivable/payable for unsettled security transactions and payables for investment manager fees, custody fees and other expenses.

The following tables summarize the activity for U.S. defined benefit pension plan net assets measured at fair value using Level 3 inputs (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Balance at January 1, 2014	Net Realized/Unrealized Gains (Losses)	Purchases, Sales and Settlements, Net	Transfers Into/Out of Level 3	Balance at December 31, 2014	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2014
Common and preferred stocks	$6	$2	$(5)	$—	$3	$—
Corporate and other debt securities	130	—	(41)	(6)	83	(4)
Investment funds	5,174	231	(184)	—	5,221	208
Private equity and debt investments	6,335	651	(1,077)	—	5,909	27
Real estate investments	4,127	251	(770)	—	3,608	68
Other investments	62	5	(2)	—	65	5
Derivatives, net	(6)	(4)	11	—	1	—
Total net assets	$15,828	$1,136	$(2,068)	$(6)	$14,890	$304

	Balance at January 1, 2013	Net Realized/Unrealized Gains (Losses)	Purchases, Sales and Settlements, Net	Transfers Into/Out of Level 3	Balance at December 31, 2013	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2013
Common and preferred stocks	$19	$3	$(16)	$—	$6	$1
Corporate and other debt securities	182	6	(58)	—	130	(3)
Investment funds	4,959	552	(337)	—	5,174	537
Private equity and debt investments	6,400	926	(991)	—	6,335	436
Real estate investments	4,335	458	(666)	—	4,127	190
Other investments	63	(2)	1	—	62	(2)
Derivatives, net	(8)	2	—	—	(6)	1
Total net assets	$15,950	$1,945	$(2,067)	$—	$15,828	$1,160

The following tables summarize the activity for non-U.S. defined benefit pension plan assets measured at fair value using Level 3 inputs (dollars in millions):

	Balance at January 1, 2014	Net Realized/Unrealized Gains (Losses)	Purchases, Sales and Settlements, Net	Transfers Into/Out of Level 3	Effect of Foreign Currency	Balance at December 31, 2014	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2014
Corporate and other debt securities	$14	$—	$(13)	$—	$(1)	$—	$—
Investment funds	745	103	111	—	(70)	889	103
Private equity and debt investments	430	100	20	—	(41)	509	75
Real estate investments	1,405	48	(84)	—	(106)	1,263	44
Other investments	618	92	72	—	(60)	722	76
Total assets	$3,212	$343	$106	$—	$(278)	$3,383	$298

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Balance at January 1, 2013	Net Realized/Unrealized Gains (Losses)	Purchases, Sales and Settlements, Net	Transfers Into/Out of Level 3	Effect of Foreign Currency	Balance at December 31, 2013	Change in Unrealized Gains/(Losses) Attributable to Assets Held at December 31, 2013
Corporate and other debt securities	$5	$1	$7	$1	$—	$14	$1
Investment funds	641	110	27	—	(33)	745	112
Private equity and debt investments	381	73	3	—	(27)	430	53
Real estate investments	1,422	103	(57)	—	(63)	1,405	122
Other investments	665	(10)	(43)	—	6	618	4
Total assets	$3,114	$277	$(63)	$1	$(117)	$3,212	$292

Investment Fund Strategies

Investment funds consist primarily of equity funds, fixed income funds and funds of hedge funds. Equity funds invest in U.S. common and preferred stocks as well as similar equity securities issued by companies incorporated, listed or domiciled in developed and/or emerging markets countries. Fixed income funds include investments in high quality funds and to a lesser extent, high yield funds. High quality fixed income funds invest in government securities, investment-grade corporate bonds and mortgage and asset-backed securities. High yield fixed income funds invest in high yield fixed income securities issued by corporations which are rated below investment grade. Funds of hedge funds represent funds that invest in a portfolio of hedge funds. Fund managers typically seek to achieve their objectives by allocating capital across a broad array of funds and/or investment managers. Other investment funds also included in this category primarily represent multi-strategy funds that invest in broadly diversified portfolios of equity, fixed income and derivative instruments.

Private equity and debt investments principally consist of investments in private equity and debt funds. These investments provide exposure to and benefit from long-term equity investments in private companies, including leveraged buy-outs, venture capital and distressed debt strategies.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Counterparty credit risk is the risk that a counterparty to a financial instrument will default on its commitment. Counterparty risk is primarily related to over-the-counter derivative instruments used to manage risk exposures related to interest rates on long-term debt securities and foreign currency exchange rate fluctuations. The risk of default can be influenced by various factors including macro-economic conditions, market liquidity, fiscal and monetary policies and counterparty-specific characteristics and activities. Certain agreements with counterparties employ set-off, collateral support arrangements and other risk mitigating procedures designed to reduce the net exposure to credit risk in the event of counterparty default. Credit policies and processes are in place to manage concentrations of counterparty risk by seeking to undertake transactions with large well-capitalized counterparties and by monitoring the creditworthiness of these counterparties. The majority of derivatives held by the plans at December 31, 2014 were fully collateralized and therefore, the related counterparty credit risk was significantly reduced.

Pension Funding Requirements

We are subject to a variety of U.S. federal rules and regulations, including the Employee Retirement Income Security Act of 1974, as amended and the Pension Protection Act of 2006, which govern the manner in which we fund and administer our U.S. pension plans. The Moving Ahead for Progress in the 21st Century Act which expired on September 30, 2014 allowed plan sponsors funding relief for pension plans through the application of higher funding interest rates. The 2014 Highway and Transportation Funding Act extended the application of higher funding interest rates. As a result, utilizing current assumptions we expect no significant mandatory contributions to our U.S. qualified pension plans for the next five years. We have no funding requirements for our U.S. qualified plans in 2015.

We also maintain pension plans for employees in a number of countries outside the U.S. which are subject to local laws and regulations. Except for Canada and the United Kingdom, most non-U.S. pension laws and regulations do not have specific funding requirements.

Benefit Payments

The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service (dollars in millions):

	Pension Benefits(a)		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2015	$5,616	$1,530	$344	$59
2016	$5,572	$1,570	$331	$63
2017	$5,380	$1,558	$322	$61
2018	$5,239	$1,458	$313	$63
2019	$5,128	$1,448	$307	$65
2020 - 2024	$23,754	$7,136	$1,470	$348
__________

(a)	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our Cash and cash equivalents.

Note 16. Derivative Financial Instruments

Automotive

At December 31, 2014 and 2013 our derivative instruments consisted primarily of options and forward contracts primarily related to foreign currency, none of which were designated as hedging relationships. We had derivative instruments in asset positions with notional amounts of $8.8 billion and $9.3 billion and liability positions with notional amounts of $953 million and $427 million at December 31, 2014 and 2013. The fair value of these derivative instruments was insignificant.

Automotive Financing - GM Financial

GM Financial had interest rate swaps and caps and foreign currency swaps in asset positions with notional amounts of $5.4 billion and $5.5 billion and liability positions with notional amounts of $8.5 billion and $7.6 billion at December 31, 2014 and 2013. The fair value of these derivative financial instruments was insignificant.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 17. Commitments and Contingencies

The following tables summarize information related to commitments and contingencies (dollars in millions):

	December 31, 2014		December 31, 2013
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees
Third-party commercial loans and other obligations(b)	$37	$197	$51	$15,616
Other product-related claims	$51	$2,458	$54	$1,317
__________

(a)	Calculated as future undiscounted payments.

(b)	Includes liabilities recorded of $10 million and maximum liabilities of $15.3 billion related to Ally Financial repurchase obligations at December 31, 2013.

	Liability Recorded
	December 31, 2014	December 31, 2013
Other litigation-related liability and tax administrative matters	$1,000	$1,227
Product liability	$732	$690
Ignition switch recall compensation program	$315
Credit card programs(a)
Redemption liability(b)	$87	$183
Deferred revenue(c)	$263	$295
Environmental liability	$133	$154
Asset retirement obligations	$146	$159
__________

(a)
Credit card programs offer rebates that can be applied primarily against the purchase or lease of our vehicles. At December 31, 2014 and 2013 qualified cardholders had rebates available, net of deferred program revenue, of approximately $2.3 billion and $2.6 billion.

(b)	Recorded in Accrued liabilities.

(c)	Recorded in Other liabilities.

Guarantees

We provide payment guarantees on commercial loans outstanding with third parties such as dealers or rental car companies. We determined the fair value ascribed to the guarantees at inception and subsequent to inception to be insignificant based on the credit worthiness of the third parties. In March 2014 a new agreement was signed with Ally Financial that removed the repurchase obligation for vehicles invoiced after December 31, 2013. The repurchase obligation for vehicles invoiced prior to December 31, 2013 was maintained until December 31, 2014 at which time repurchase obligations expired for all vehicles.

Agreements with third parties that guarantee the fulfillment of certain suppliers' commitments and other obligations expire in 2015 through 2019 or upon the occurrence of specific events or are ongoing.

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

In connection with certain divestitures of assets or operating businesses, we have entered into agreements indemnifying certain buyers and other parties with respect to environmental conditions and other closure costs pertaining to real property we owned. We periodically enter into agreements that incorporate indemnification provisions in the normal course of business. It is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. Insignificant amounts have been recorded for such obligations as the majority of them are not probable or estimable at this time and the fair value of the guarantees at issuance was insignificant. In addition, we indemnify dealers for certain product liability related claims as subsequently discussed.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which we believe that losses are probable and can be reasonably estimated, the majority of which are associated with indirect tax-related matters as well as non-U.S. labor-related matters. Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $500 million to $700 million. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2014. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities. Litigation is inherently unpredictable however; and unfavorable resolutions could occur. Accordingly it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

Proceedings Related to Ignition Switch and Other Recalls

In the three months ended March 31, 2014 we announced recalls to repair ignition switches that under certain circumstances could unintentionally move from the “run” position to the “accessory” or “off” position with a corresponding loss of power, which in turn may prevent airbags from deploying in the event of a crash. Those recalls included Chevrolet Cobalt and HHR, Pontiac G5, Pursuit and Solstice and Saturn ION and Sky vehicles. Since those recalls, we have announced a number of additional recalls in the year ended December 31, 2014 relating to safety, customer satisfaction and other matters.

Through January 30, 2015 we are aware of 108 putative class actions that are pending against GM in various U.S. District Courts and state courts alleging that consumers who purchased or leased GM vehicles have been economically harmed by one or more of the recalls announced this year and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). Additionally, through January 30, 2015, 20 putative class actions have been filed in various Provincial Courts in Canada seeking similar relief as the U.S.-based cases. In the aggregate, these economic-loss cases seek recovery for purported compensatory damages, including alleged diminution in value of the vehicles, punitive damages, and injunctive and other relief. In addition through January 30, 2015, we are aware of 104 actions pending against GM alleging injury or death as a result of defects that may be the subject of recalls announced in the year ended December 31, 2014, including faulty ignition switches and/or the failure of air bags to properly deploy due to faulty ignition switches (personal injury cases). In the aggregate these personal injury cases seek recovery for purported compensatory damages, punitive damages and other relief.

Since June 2014 the United States Judicial Panel on Multidistrict Litigation has issued orders from time to time directing that certain pending economic-loss and personal injury federal lawsuits involving alleged faulty ignition switches or other defects that may be related to the recalls announced in 2014 be transferred to, and consolidated in, a single federal court, the Southern District of New York (the multidistrict litigation). Through January 30, 2015, 156 cases have been transferred and consolidated as part of the multidistrict litigation. We have requested that various other recently filed federal lawsuits also be transferred and consolidated in the multidistrict litigation. The court in the multidistrict litigation has appointed lead counsel to prosecute the claims on behalf of all plaintiffs in the consolidated cases. On October 14, 2014 lead counsel filed two amended consolidated complaints. Because the majority of plaintiffs in these actions are suing over vehicles manufactured by pre-bankruptcy General Motors Corporation, we are seeking to enforce the terms of the federal Bankruptcy Court’s July 2009 Sale Order and Injunction to preclude liability for any economic loss damages based on vehicles and parts manufactured prior to July 2009. These cases are in their early stages. In addition to the cases pending in the multidistrict litigation, other economic-loss and personal injury cases related to ignition-switch and other alleged defects that may be the subject of recalls in 2014 are pending in various other state and federal courts

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

throughout the country. The cases pending in other state courts include a November 19, 2014 lawsuit filed by the Attorney General for Arizona against GM in Arizona state court alleging claims similar to those alleged in the economic-loss actions discussed above and seeking an injunction, civil penalties and other relief.

Through January 30, 2015 we are aware of two actions that have been filed against GM alleging that GM’s purported concealment of the ignition switch and other defects that have been the subject of recalls in 2014 has diminished the value of other GM vehicles and seeking economic damages under California consumer protection statutes. One of these actions is a putative class action that has been consolidated with the ignition switch putative class actions and transferred to the Southern District of New York. The other action was brought by the Orange County, California district attorney and is pending in California state court. In the aggregate, these actions seek recovery under California consumer protection statutes for economic damages as well as civil penalties, punitive damages, attorneys’ fees and costs.

On March 21, 2014 a putative shareholder class action was filed in the United States District Court for the Eastern District of Michigan against GM and various current and former officers or employees of GM (Pio v. General Motors Company et al.) on behalf of purchasers of GM securities from November 17, 2010 through March 10, 2014. The complaint alleges that defendants made material misstatements and omissions relating to problems with the ignition switch and other matters in SEC filings. Plaintiffs seek unspecified monetary damages, interest and attorneys’ fees and costs. The court appointed the New York State Teachers’ Retirement System as the lead plaintiff. On January 15, 2015 New York State Teachers’ Retirement System filed a Consolidated Class Action Complaint against GM and several current and former officers and employees. The Consolidated Class Action Complaint supersedes the complaint filed March 21, 2014 in this same case.

On March 28, 2014 a shareholder derivative action was filed in the United States District Court for the Eastern District of Michigan against certain current and former GM directors (Hockstein v. Barra, et al.). The complaint alleges breach of fiduciary duty, waste of corporate assets, and unjust enrichment by GM’s directors in connection with monitoring, remediation and disclosure of the issues underlying the ignition switch recall. Between April 9, 2014 and July 22, 2014, similar shareholder derivative actions were filed in the Eastern District of Michigan (Police Retirement System of St. Louis v. Barra, et al.), the Circuit Court for Wayne County, Michigan (Bekkerman v. Barra, et al., Wietschiner, et al. v. Barra, et al.) and the Chancery Court for the State of Delaware (Nash v. Barra, et al., DiStefano v. Barra, et al., Newspaper and Magazine Employees Union v. Barra, et al., Boso v. Solso, et al.). All of these actions seek damages allegedly resulting from defendants’ failure to timely identify, correct and disclose the ignition switch defect, an order compelling implementation of various corporate governance policies and practices and other relief purportedly for the benefit of GM.

With regard to the two above listed shareholder derivative actions pending in the United States District Court for the Eastern District of Michigan against certain current and former GM directors, those actions have been consolidated and we filed a motion to dismiss the consolidated amended complaint on October 9, 2014. On January 11, 2015 the court issued an order suspending further proceedings in the actions and holding our motion to dismiss in abeyance pending disposition of the parallel action currently being litigated in Delaware Chancery Court (In re General Motors Deriv. Litig., C.A. No. 9627-VCG). With regard to that pending litigation in Delaware Chancery Court, the four above listed shareholder derivative actions pending in that court have been consolidated and plaintiffs filed an amended consolidated complaint on October 13, 2014. We filed a motion to dismiss the amended consolidated complaint on December 5, 2014. With regard to the two above listed derivative actions filed in the Circuit Court of Wayne County, Michigan, those actions have been consolidated and stayed pending the federal derivative actions.

We are also the subject of various inquiries, investigations, subpoenas and requests for information from the U.S. Attorney’s Office for the Southern District of New York, Congress, the SEC, Transport Canada and 49 state attorneys general in connection with the 2014 recalls. We are investigating these matters and believe we are cooperating fully with all requests. Such investigations and discussions could in the future result in the imposition of material damages, fines or civil and criminal penalties and other remedies.

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

GMCL Dealers' Claim

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against General Motors of Canada Limited (GMCL) on behalf of a purported class of over 200 former GMCL dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GMCL. In May 2009 in the context of the global restructuring of the business and the possibility that GMCL might be required to initiate insolvency proceedings, GMCL offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GMCL dealer network and to facilitate winding down their operations in an orderly fashion by December 31, 2009 or such other date as GMCL approved but no later than on October 31, 2010. The Plaintiff Dealers allege that the Dealer Sales and Service Agreements were wrongly terminated by GMCL and that GMCL failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” CAD $750 million, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues including: (1) whether GMCL breached its obligation of "good faith" in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) assuming liability, whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). A number of former dealers have opted out of participation in the litigation, leaving 181 dealers in the certified class. Trial of the class issues was completed in the fourth quarter of 2014. We are now awaiting a decision from the Ontario Superior Court. The current prospects for liability are uncertain, but because liability is not deemed probable we have no accrual relating to this litigation. We cannot estimate the range of reasonably possible loss in the event of liability as the case presents a variety of different legal theories, none of which GMCL believes are valid.

UAW Claim

On April 6, 2010 the UAW filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached our obligation to contribute $450 million to the New VEBA. The UAW alleges that we were contractually required to make this contribution pursuant to the UAW-Delphi-GM Memorandum of Understanding Delphi Restructuring dated June 22, 2007. We believe this claim is without merit. On December 10, 2013 the court granted our motion for summary judgment and dismissed the claims asserted by the UAW, holding that the relevant agreement is unambiguous and does not require the payment sought. The UAW has appealed. On October 9, 2014 the United States Court of Appeals for the Sixth Circuit heard oral arguments. We are now awaiting a decision from the United States Court of Appeals for the Sixth Circuit.

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) issued a decision affirming a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court) and initiated a constitutional challenge to the adverse interpretation of the relevant statute. In December 2013 the Supreme Court rendered a decision in a case involving another company not affiliated with us which addressed many of the issues presented in the cases pending against GM Korea and resolved many of them in a manner which we believe is favorable to GM Korea. In particular, while the Supreme Court held that fixed bonuses should be included in the calculation of Ordinary Wages, it also held that claims for retroactive application of this rule would be barred under certain circumstances. On May 29, 2014 the Supreme Court rendered its decision with respect to the case involving the five GM Korea employees and remanded the case to the Seoul High Court consistent with its December 2013 ruling. In July 2014 GM Korea and its labor union agreed to include bonuses and certain allowances in ordinary wages retroactively to March 1, 2014. Therefore our accrual related to these cases was reclassified from a contingent liability to the Pensions liability. We estimate our reasonably possible loss, as defined by ASC 450, “Contingencies,” in excess of amounts accrued to be 562 billion South Korean Won (equivalent to $511 million) at December 31, 2014, which relates to periods before March 1, 2014. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. At December 31, 2014 we have identified a reasonably possible loss in excess of the amount of our accrual of 164 billion South Korean Won (equivalent to $149 million). Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available. These cases are currently pending before various district courts in Korea and the Supreme Court.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Inventory Management Securities Class Action

On June 29, 2012 a putative securities class action was filed against us and a number of our past and current officers and directors in the United States District Court for the Southern District of New York (George G. Scott v. General Motors Company et al). Purporting to sue on behalf of owners of common stock deriving from our 2010 initial public offering, plaintiff asserts non-fraud prospectus based liability claims under various federal securities statutes alleging that the Company has made false statements about its vehicle inventory controls and production decisions, particularly with respect to full-size trucks. The plaintiff's complaint requests compensatory damages, rescission and litigation costs, fees and disbursements. On November 21, 2012 the court appointed the Teamster's Local 710 Pension Fund as lead plaintiff in the matter. On February 1, 2013 the plaintiff filed an amended complaint. On September 4, 2014 the district court granted our motion to dismiss, and dismissed the case with prejudice. Plaintiff filed an appeal.

GM Financial Subpoena

In July 2014 GM Financial was served with a subpoena by the U.S. Department of Justice directing GM Financial to produce certain documents relating to GM Financial’s and its subsidiaries’ and affiliates’ origination and securitization of sub-prime automobile loans since 2007 in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. GM Financial was subsequently served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to its sub-prime automotive finance business and securitization of sub-prime automobile loans. In October 2014 GM Financial received a document request from the SEC in connection with its investigation into certain practices in sub-prime automobile loan securitization. GM Financial is investigating these matters internally and believes that it is cooperating with all requests. Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect GM Financial or any of its subsidiaries and affiliates.

Product Liability

With respect to product liability claims involving our and General Motors Corporation's products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. Although punitive damages are claimed in some of these lawsuits and such claims are inherently unpredictable, accruals incorporate historic experience with these types of claims. In addition we indemnify dealers for certain product liability related claims including products sold by General Motors Corporation's dealers. We monitor actual claims experience and make periodic adjustments to our estimates. Liabilities have been recorded in Accrued liabilities and Other liabilities for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. In light of recent vehicle recalls it is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

Ignition Switch Recall Compensation Program

In the three months ended June 30, 2014 we announced the creation of a compensation program (the Program) to compensate accident victims who died or suffered physical injury (or their families) as a result of a faulty ignition switch related to the 2.6 million vehicles recalled as more fully described in Note 13. It is important to our company that we reach everyone through this Program who has been impacted. The Program is being administered by an independent program administrator. The independent administrator has established a protocol that defines the eligibility requirements to participate in the Program. There is no cap on the amount of payments that can be made to claimants under the Program.

At December 31, 2014 we have an accrual of $315 million recorded in Corporate which represents our best estimate of remaining amounts that may be paid under the Program. However, it is reasonably possible that the liability could exceed our recorded amount by approximately $200 million. The most significant estimates affecting the amount recorded include the number of participants that have eligible claims related to death and physical injury, which also contemplates the severity of injury, the length of hospital stays and related compensation amounts and the number of people who actually elect to participate in the Program. Our estimate is subject to significant uncertainties, as programs of this nature are highly unusual and each eligible claim will have a unique

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

underlying fact pattern. While we do not anticipate material changes to our current estimate, it is possible that material changes could occur should actual eligible claims and the related compensation amounts differ from this estimate. The Program accepted claims from August 1, 2014 through January 31, 2015. Payments to eligible claimants began in the fourth quarter 2014 and will continue through the first half of 2015. Accident victims (or their families) could choose not to participate in the Program and pursue litigation against us. At January 30, 2015 the Program had received 3,810 claims and the independent program administrator has determined 128 claims to be eligible for payment under the Program. Remaining claims are either under review, deficient awaiting further documentation or deemed ineligible. Based on currently available information we believe our accrual at December 31, 2014 is adequate to cover the estimated costs under the Program. At January 30, 2015 we have paid $93 million to eligible claimants under the Program. Accident victims that accept a payment under the Program agree to settle all claims against GM related to the accident.

Environmental Liability

Automotive operations, like operations of other companies engaged in similar businesses, are subject to a wide range of environmental protection laws, including laws regulating air emissions, water discharges, waste management and environmental remediation. Liabilities have been recorded primarily in Other liabilities for the expected costs to be paid over the periods of remediation for the applicable sites, which typically range from five to 30 years.

The final outcome of environmental matters cannot be predicted with certainty at this time. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information obtained. In future periods new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. It is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At December 31, 2014 we estimate the remediation losses could range from $110 million to $210 million.

Other Matters

Brazil Excise Tax Incentive

In October 2012 the Brazilian government issued a decree which increased an excise tax rate by 30 percentage points, but also provided an offsetting tax incentive that requires participating companies to meet certain criteria, such as local investment and fuel efficiency standards. Participating companies that fail to meet the required criteria are subject to clawback provisions and fines. At December 31, 2014 we believe it is reasonably assured that the program requirements will be met based on the current business model and available technologies.

Korea Fuel Economy Certification

We determined the certified fuel economy ratings on our Cruze 1.8L gasoline vehicles sold in Korea were incorrect. We re-tested and re-certified the Cruze fuel economy ratings which fell below our prior certification and self-reported this issue to local government authorities. We voluntarily announced a customer compensation program for current and previous Cruze owners and recorded an insignificant charge in the three months ended December 31, 2014.

In November 2014 the Korean government released new fuel economy certification guidelines. We are reviewing the impact the new testing guidelines may have on the domestic fuel economy certification ratings of our products.

India Tavera Emissions Compliance

We determined there was an emissions compliance issue with certain Tavera models produced in India. We self-reported this issue in the three months ended September 30, 2013 to local government authorities and are continuing to cooperate. We developed a solution, and while the issue was not safety related, we voluntarily recalled the vehicles to serve our customers. We believe our accrual at December 31, 2014 is adequate to cover the estimated costs of the recalled vehicles.

Noncancelable Operating Leases

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes our minimum commitments under noncancelable operating leases having initial terms in excess of one year, primarily for property (dollars in millions):

	2015	2016	2017	2018	2019	Thereafter
Minimum commitments(a)	$348	$280	$196	$171	$144	$396
Sublease income	(53)	(62)	(59)	(56)	(54)	(248)
Net minimum commitments	$295	$218	$137	$115	$90	$148
__________

(a)	Certain of the leases contain escalation clauses and renewal or purchase options.

Rental expense under operating leases was $444 million, $477 million and $474 million in the years ended December 31, 2014, 2013 and 2012.

Note 18. Income Taxes

The following table summarizes income (loss) before income taxes and equity income (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
U.S. income (loss)	$1,683	$4,880	$(19,063)
Non-U.S. income (loss)	469	768	(11,194)
Income (loss) before income taxes and equity income	$2,152	$5,648	$(30,257)

Income Tax Expense (Benefit)

The following table summarizes Income tax expense (benefit) (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
Current income tax expense (benefit)
U.S. federal	$(23)	$(34)	$6
U.S. state and local	154	88	78
Non-U.S.	671	512	646
Total current income tax expense	802	566	730
Deferred income tax expense (benefit)
U.S. federal	(581)	1,049	(28,965)
U.S. state and local	(60)	137	(3,415)
Non-U.S.	67	375	(3,181)
Total deferred income tax expense (benefit)	(574)	1,561	(35,561)
Total income tax expense (benefit)	$228	$2,127	$(34,831)

Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of our basis differences in investments in foreign subsidiaries and corporate joint ventures not deemed to be indefinitely reinvested. Taxes have not been provided on basis differences in investments primarily as a result of earnings in foreign subsidiaries and corporate joint ventures which are deemed indefinitely reinvested of $3.0 billion and $2.6 billion at December 31, 2014 and 2013. Additional basis differences related to investments in nonconsolidated China JVs exist of $4.1 billion at December 31, 2014 and 2013 primarily related to fresh-start reporting. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

The following table summarizes a reconciliation of Income tax expense (benefit) compared with the amounts at the U.S. federal statutory income tax rate (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2014	2013	2012
Income tax expense (benefit) at U.S. federal statutory income tax rate	$753	$1,977	$(10,590)
State and local tax expense	73	145	254
Non-U.S. income taxed at other than 35%	(72)	(168)	908
Foreign tax credit election change	—	—	(1,075)
U.S. tax on Non-U.S. income	(8)	543	713
Change in valuation allowance	(402)	182	(33,917)
Change in tax laws	602	146	67
Research incentives	(279)	(490)	(68)
Goodwill impairment	41	124	8,705
Settlements of prior year tax matters	(275)	(473)	—
Realization of basis differences in affiliates	(256)	—	—
Foreign currency remeasurement	124	(21)	(36)
U.S. salaried pension plan settlement	—	—	541
Other adjustments	(73)	162	(333)
Total income tax expense (benefit)	$228	$2,127	$(34,831)

Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities at December 31, 2014 and 2013 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities (dollars in millions):

	December 31, 2014	December 31, 2013
Deferred tax assets
Postretirement benefits other than pensions	$2,958	$2,902
Pension and other employee benefit plans	7,503	5,469
Warranties, dealer and customer allowances, claims and discounts	5,512	4,282
Property, plants and equipment	2,323	2,464
Capitalized research expenditures	8,588	7,179
Operating loss and tax credit carryforwards(a)	14,136	19,342
Miscellaneous	3,286	1,663
Total deferred tax assets before valuation allowances	44,306	43,301
Less: valuation allowances	(9,659)	(10,823)
Total deferred tax assets	34,647	32,478
Deferred tax liabilities
Intangible assets	416	397
Net deferred tax assets	$34,231	$32,081
_________

(a)	Includes operating loss and tax credit carryforwards of $8.9 billion expiring through 2034 and $5.2 billion that may be carried forward indefinitely at December 31, 2014.

At December 31, 2014 and 2013 valuation allowances against deferred tax assets were primarily in GME and South Korea business units and in the U.S. and Canada related primarily to capital loss tax attributes and state operating loss carryforwards.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

At December 31, 2014 our European businesses had deferred tax asset valuation allowances of $4.9 billion. As a result of the changes in our European operating structure and improving financial performance in certain jurisdictions, we are experiencing positive evidence trends in certain operations. If these operations generate profits and taxable income in the future, it is reasonably possible our conclusion regarding the need for full valuation allowances could change, resulting in the reversal of significant portions of the valuation allowances. In the quarter in which significant valuation allowances are reversed, we will record a material tax benefit reflecting the reversal, which could result in a negative effective tax rate for both the quarter and full year.

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

Uncertain Tax Positions

The following table summarizes activity of the total amounts of unrecognized tax benefits (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$2,530	$2,745	$2,370
Additions to current year tax positions	184	251	112
Additions to prior years' tax positions	149	276	512
Reductions to prior years' tax positions	(603)	(535)	(141)
Reductions in tax positions due to lapse of statutory limitations	(164)	(73)	(34)
Settlements	(138)	(132)	(112)
Other	(81)	(2)	38
Ending balance	$1,877	$2,530	$2,745

At December 31, 2014 and 2013 there were $1.2 billion and $1.5 billion of unrecognized tax benefits that if recognized would favorably affect our effective tax rate in the future. In the years ended December 31, 2014, 2013 and 2012 income tax related interest and penalties were insignificant. At December 31, 2014 and 2013 we had liabilities of $246 million and $286 million for income tax related interest and penalties.

In the year ended December 31, 2013 we remeasured a previously disclosed uncertain tax position and recorded a $473 million tax benefit that increased net operating loss carryforwards, reducing future taxable income.

At December 31, 2014 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

Other Matters

Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2006 to 2014 with various significant tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. Given the global nature of our operations there is a risk that transfer pricing disputes may arise.

We have net operating loss carryforwards in Germany through November 30, 2009 that, as a result of reorganizations that took place in 2008 and 2009, were not recorded as deferred tax assets. Depending on the outcome of European court decisions these loss carryforwards may be available to reduce future taxable income in Germany.

General Motors Corporation was liquidated on December 15, 2011. The IRS has audited the returns through the liquidation date and, in January 2014, the audit of these returns was closed. The reduction to the amount of unrecognized tax benefits was not significant.

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

The following table summarizes the reserves related to restructuring and other initiatives and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2012	$884	$687	$1	$12	$1,584
Additions, interest accretion and other	140	254	84	92	570
Payments	(304)	(344)	(46)	(55)	(749)
Revisions to estimates and effect of foreign currency	(67)	(7)	—	(11)	(85)
Balance at December 31, 2012(a)	653	590	39	38	1,320
Additions, interest accretion and other	58	202	404	50	714
Payments	(182)	(299)	(111)	(68)	(660)
Revisions to estimates and effect of foreign currency	(32)	10	1	(4)	(25)
Balance at December 31, 2013(a)	497	503	333	16	1,349
Additions, interest accretion and other	42	675	213	83	1,013
Payments	(96)	(329)	(342)	(95)	(862)
Revisions to estimates and effect of foreign currency	16	(98)	(38)	(2)	(122)
Balance at December 31, 2014(a)	$459	$751	$166	$2	$1,378
__________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $354 million, $353 million and $356 million at December 31, 2014, 2013 and 2012 for GMNA, primarily relate to postemployment benefits to be paid.

Year Ended December 31, 2014

Restructuring and other initiatives at GME primarily related to the termination of all vehicle and transmission production at our Bochum, Germany facility. Through December 31, 2014 the active separation programs related to Germany had a total cost of $841 million and had affected a total of 3,560 employees. We completed the separation program at Bochum in December 2014.

Restructuring and other initiatives at GMIO primarily related to separation programs in Australia and Korea, the withdrawal of the Chevrolet brand from Europe and the cessation of manufacturing in Australia. Through December 31, 2014 the active separation programs related to Australia, Korea and Chevrolet Europe locations had a total cost of $514 million and affected a total of 3,380 employees. We expect to complete these programs in 2017 and incur additional restructuring and other charges of $270 million.

Restructuring and other initiatives at GMSA primarily related to completed separation programs in Brazil and an active separation program in Venezuela and through December 31, 2014 had a total cost of $169 million.

Year Ended December 31, 2013

Restructuring and other initiatives primarily related to: (1) cash severance incentive programs for skilled trade U.S. hourly employees and service cost for hourly layoff benefits at GMNA; (2) our plan to terminate all vehicle and transmission production

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

at our Bochum, Germany facility by the end of 2014 which had a total cost of $194 million and had affected a total of 450 employees at GME through December 31, 2013; (3) separation programs in Australia and Korea and programs related to the withdrawal of the Chevrolet brand from Europe, described below, which had a total cost of $420 million and had affected a total of 4,100 employees at GMIO through December 31, 2013; and (4) active separation programs in Brazil which had a total cost of $103 million at GMSA through December 31, 2013.

Year Ended December 31, 2012

Restructuring and other initiatives primarily related to: (1) our 2011 UAW labor agreement, which included cash severance incentive programs that were completed at March 31, 2012 at a total cost of $99 million affecting 1,400 skilled trade U.S. hourly employee participants and increased production capacity utilization in Canada at GMNA; (2) separation and early retirement programs in Germany and the United Kingdom that had a total cost of $400 million and affected a total of 2,550 employees, of which $310 million related to a program initiated in Germany in 2010 at GME; (3) voluntary separation programs in Korea and Australia which had a total cost of $69 million and affected 650 employees at GMIO; and (4) a separation program in Brazil of $87 million at GMSA.

Withdrawal of the Chevrolet Brand from Europe

In December 2013 we announced our plans to focus our marketing and product portfolio on our Opel and Vauxhall brands in Western and Central Europe and cease mainstream distribution of the Chevrolet brand in those markets in 2015. This decision impacts 1,200 Chevrolet dealers and distributors in the affected countries and 480 Chevrolet Europe employees. In the three months ended December 31, 2013 we recorded pre-tax charges of $636 million, net of noncontrolling interests of $124 million. These charges included dealer restructuring costs of $233 million and employee severance costs of $30 million which are reflected in the table above. The remaining charges for intangible asset impairments of $264 million and sales incentive, inventory related and other costs of $233 million are not included in the table above. Refer to Note 11 for additional information on the intangible asset impairment charges.

Manufacturing Operations at Holden

In December 2013 we announced plans to cease vehicle and engine manufacturing and significantly reduce engineering operations at Holden by the end of 2017. Holden will continue to sell imported vehicles through its Holden dealer network and maintain its global design studio. This decision affects 2,900 employees at certain Holden facilities. In the three months ended December 31, 2013 we recorded pre-tax charges of $536 million in Automotive cost of sales consisting primarily of asset impairment charges of $477 million, including property, plant and equipment, which are not included in the table above. The remaining charges relate to exit-related costs, including certain employee severance related costs, of which $59 million are included in the table above. Refer to Note 9 for additional information on the property, plant and equipment impairment charges.

Note 20. Interest Income and Other Non-Operating Income, net

The following table summarizes the components of Interest income and other non-operating income, net (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
Interest income	$211	$246	$343
Net gains (losses) on derivatives	48	(13)	(63)
Dividends and royalties	101	97	98
Foreign currency transaction and remeasurement gains (losses)	378	(154)	16
Gains (losses) on securities and other investments - realized and unrealized	13	691	(193)
Deferred income from technology agreements	—	100	114
Other	72	96	530
Total interest income and other non-operating income, net	$823	$1,063	$845

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In December 2013 we sold our investment in Ally Financial common stock through a private offering for net proceeds of $880 million and recorded a gain of $483 million.

Note 21. Stockholders’ Equity and Noncontrolling Interests

Preferred and Common Stock

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. There were no shares of Series A Preferred Stock issued and outstanding at December 31, 2014 and 156 million shares of Series A Preferred Stock issued and outstanding at December 31, 2013. We had 1.6 billion and 1.5 billion shares of common stock issued and outstanding at December 31, 2014 and 2013.

The following table summarizes significant features relating to our preferred and common stock (dollars in millions, except for per share amounts):

	Liquidation Preference Per Share	Dividend Per Annum	Dividends Paid
			Years Ended December 31,
			2014	2013	2012
Series A Preferred Stock	$25.00	9.00%	$1,160	$1,370	$621
Series B Preferred Stock	$50.00	4.75%		$237	$238
Common stock	N/A	$1.20	$1,928	$—	$—

Series A Preferred Stock

In December 2014 we redeemed all of the remaining outstanding shares of our Series A Preferred Stock at a price equal to the aggregate liquidation amount, including accumulated dividends, of $3.9 billion, which reduced Net income attributable to common stockholders by $809 million and is included within dividends paid in the table above.

In September 2013 we purchased 120 million shares (or 43.5% of the total shares outstanding) of our Series A Preferred Stock held by the New VEBA at a price equal to 108.1% of the aggregate liquidation amount for $3.2 billion. We recorded a loss for the difference between the carrying amount of the Series A Preferred Stock purchased and the consideration paid, which reduced Net income attributable to common stockholders by $816 million and is included within dividends paid in the table above.

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

Common Stock

Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. No common stock dividends were declared or paid prior to 2014. Holders of common stock are entitled to one vote per share on all matters submitted to our stockholders for a vote. The liquidation rights of holders of our common stock are secondary to the payment or provision for payment of all our debts and liabilities and to holders of our preferred stock, if any such shares are then outstanding.

In September 2014 we repurchased 5 million shares of our outstanding common stock at a weighted-average price of $33.69 per share, to offset the dilution from the June 2014 grant of stock incentive awards under the 2014 Long-term Incentive Plan.

In December 2012 we purchased 200 million shares of our common stock from the U.S. Treasury at a price of $27.50 per share for a total of $5.5 billion. The purchase price represented a premium to the prior day's closing price of $25.49. We allocated the purchase price between a direct reduction to stockholders' equity of $5.1 billion and a charge to Automotive selling, general and administrative expense of $402 million representing the premium. These shares were retired and returned to authorized but unissued status. In the year ended December 31, 2012 we issued 1.3 million shares of common stock for the settlement of restricted stock

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

and salary stock awards and 400,000 shares for exercised warrants. Refer to Note 23 for additional information on our stock incentive plans.

Warrants

In July 2009 we issued two tranches of warrants, each to acquire 136 million shares of common stock, to Motors Liquidation Company (MLC) which have all been distributed to creditors of General Motors Corporation and to the Motors Liquidation Company GUC Trust by MLC and one tranche of warrants to acquire 46 million shares of common stock to the New VEBA. The first tranche of MLC warrants is exercisable at any time prior to July 10, 2016 at an exercise price of $10.00 per share and the second tranche of MLC warrants is exercisable at any time prior to July 10, 2019 at an exercise price of $18.33 per share. The New VEBA warrants, which were subsequently sold by the New VEBA, are exercisable at any time prior to December 31, 2015 at an exercise price of $42.31 per share. Upon exercise of the warrants, the shares issued will be included in the number of basic shares outstanding used in the computation of earnings per share. The number of shares of common stock underlying each of the warrants and the per share exercise price are subject to adjustment as a result of certain events, including stock splits, reverse stock splits and stock dividends. The outstanding balance of warrants was 165 million and 293 million at December 31, 2014 and 2013.

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2014	2013	2012
Foreign Currency Translation Adjustments
Balance at beginning of period	$(614)	$101	$215
Other comprehensive loss	(477)	(722)	(103)
Tax expense (benefit)	(4)	11	—
Other comprehensive loss, net of tax	(473)	(733)	(103)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	23	18	(11)
Balance at end of period	$(1,064)	$(614)	$101
Unrealized Gains and Losses on Securities, Net
Balance at beginning of period	$2	$41	$(4)
Other comprehensive income (loss) before reclassification adjustment	(2)	133	(140)
Tax expense (benefit)	(1)	(6)	22
Other comprehensive income (loss) before reclassification adjustment, net of tax	(1)	139	(162)
Reclassification adjustment	(7)	(185)	202
Tax benefit	(3)	(7)	(5)
Reclassification adjustment, net of tax	(4)	(178)	207
Other comprehensive income (loss), net of tax	(5)	(39)	45
Balance at end of period	$(3)	$2	$41
Defined Benefit Plans, Net
Balance at beginning of period	$(2,501)	$(8,194)	$(6,074)
Other comprehensive income (loss) before reclassification adjustment - prior service cost or credit	(20)	6	(53)
Other comprehensive income (loss) before reclassification adjustment - actuarial gains or losses	(6,457)	8,673	(3,180)
Tax expense (benefit)	(1,854)	3,087	(1,021)
Other comprehensive income (loss) before reclassification adjustment, net of tax	(4,623)	5,592	(2,212)
Reclassification adjustment - prior service cost or credit(a)	22	(128)	(125)
Reclassification adjustment - actuarial gains or losses(a)	76	178	229
Tax expense (benefit)(a)	(20)	(51)	12
Reclassification adjustment, net of tax(a)	118	101	92
Other comprehensive income (loss), net of tax	(4,505)	5,693	(2,120)
Balance at end of period	$(7,006)	$(2,501)	$(8,194)
__________

(a)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 15 for additional information.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2014	2013	2012
Basic earnings per share
Net income attributable to stockholders	$3,949	$5,346	$6,188
Less: cumulative dividends on preferred stock and charge related to redemption and purchase of preferred stock(a)	(1,145)	(1,576)	(859)
Less: undistributed earnings allocated to Series B Preferred Stock participating security		—	(470)
Net income attributable to common stockholders	$2,804	$3,770	$4,859

Weighted-average common shares outstanding - basic	1,605	1,393	1,566
Basic earnings per common share	$1.75	$2.71	$3.10
Diluted earnings per share
Net income attributable to stockholders	$3,949	$5,346	$6,188
Add: preferred dividends to holders of Series B Preferred Stock		218	—
Less: cumulative dividends on preferred stock and charge related to redemption and purchase of preferred stock(a)	(1,145)	(1,576)	(859)
Less: undistributed earnings allocated to Series B Preferred Stock participating security		—	(442)
Less: earnings adjustment for dilutive stock compensation	(18)
Net income attributable to common stockholders	$2,786	$3,988	$4,887
Weighted-average common shares outstanding - diluted
Weighted-average common shares outstanding - basic	1,605	1,393	1,566
Dilutive effect of warrants and RSUs	82	149	109
Dilutive effect of conversion of Series B Preferred Stock		134	—
Weighted-average common shares outstanding - diluted	1,687	1,676	1,675

Diluted earnings per common share	$1.65	$2.38	$2.92
__________

(a)
Includes earned but undeclared dividends of $15 million and $26 million on our Series A Preferred Stock in the years ended December 31, 2013 and 2012 and $20 million on our Series B Preferred Stock in the year ended December 31, 2012.

Prior to the December 2013 conversion to common shares, holders of the Series B Preferred Stock had a right to participate in our undistributed earnings because a dividend, if declared, would result in a transfer of value to the holder through an adjustment to the fixed conversion ratios according to various anti-dilution provisions. Based on the nature of the Series B Preferred Stock and the nature of these anti-dilution provisions, we concluded that the Series B Preferred Stock was a participating security and, as such, requires the application of the more dilutive of the two-class or if-converted method to calculate earnings per share when the applicable market value of our common stock is below or above the range of $33.00 to $39.60 per common share. The calculation of the applicable market value is applied to the full year, irrespective of the applicable market value computed during the prior quarters of the current year. On the mandatory conversion date of our Series B Preferred Stock, December 1, 2013, the applicable market value of our common stock was within the range of $33.00 to $39.60 per common share and, as such, we applied the if-converted method for purposes of calculating diluted earnings per share in the year ended December 31, 2013. The impact on diluted earnings per share was an increase of $0.13 in the year ended December 31, 2013 using the if-converted as compared to the two-class method.
In the year ended December 31, 2012 we were required to use the two-class method for calculating earnings per share as the applicable market value of our common stock was below $33.00 per common share. Under the two-class method for computing earnings per share, undistributed earnings are allocated to common stock and the Series B Preferred Stock according to their respective participation rights in undistributed earnings, as if all the earnings for the period had been distributed. This allocation to the Series B Preferred Stock holders reduced Net income attributable to common stockholders, resulting in a lower basic and diluted earnings per share amount. The application of the two-class method resulted in an allocation of undistributed earnings to our Series B Preferred Stock holders and, accordingly, 152 million common stock equivalents from the assumed conversion of

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

the Series B Preferred Stock are not considered outstanding for purposes of determining the weighted-average common shares outstanding in the computation of diluted earnings per share for December 31, 2012.
In the years ended December 31, 2014, 2013 and 2012 warrants to purchase 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

Note 23. Stock Incentive Plans

Stock incentive plan awards outstanding at December 31, 2014 consist of awards granted under the 2014 Long-Term Incentive Plan, the 2009 Long-Term Incentive Plan and the Salary Stock Plan. The 2014 Long-Term Incentive Plan was approved by stockholders in June 2014 and replaced the 2009 Long-Term Incentive Plan and Salary Stock Plan. These plans are administered by the Executive Compensation Committee of our Board of Directors. The aggregate number of shares with respect to which awards may be granted under the 2014 Long-Term Incentive Plan shall not exceed 60 million. In January 2014 we amended the 2009 Long-Term Incentive Plan and the Salary Stock Plan to provide cash payment, on a going forward basis, of dividend equivalents upon settlement to active employees and certain former employees with outstanding awards as of the amendment date.

Long-Term Incentive Plan

We grant RSUs and PSUs under our 2014 Long-Term Incentive Plan and, prior to our 2014 Long-Term Incentive Plan, RSUs under our 2009 Long-Term Incentive Plan. Shares awarded under the plans are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plans such as retirement, death or disability. Our policy is to issue new shares upon settlement of RSUs and PSUs.

We granted 8 million, 7 million and 7 million RSUs in the years ended December 31, 2014, 2013 and 2012. These awards either cliff vest or ratably vest generally over a three-year service period, as defined in the terms of each award. Vesting and subsequent settlement will generally occur based upon employment at the end of each specified service period.

We issued 4 million PSUs, equal to the targeted number of shares, in the year ended December 31, 2014. The ultimate number of shares earned will be determined at the end of the specified performance period, which is three years, based on performance criteria determined by the Executive Compensation Committee of the Board of Directors at the time of award. The number of shares earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. PSU awards generally vest and settle at the end of a three-year period.

Salary Stock Plan

In the years ended December 31, 2013 and 2012 a portion of each participant's salary was accrued on each salary payment date and converted to RSUs on a quarterly basis. In June 2013 we amended the plan to provide for cash or share settlement of awards based on election by the participant. The liability for these awards continues to be remeasured to fair value at the end of each reporting period.

RSUs and PSUs

The following table summarizes information about the RSUs and PSUs under our stock incentive plans (units in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
Units outstanding at January 1, 2014	18.6	$27.76	1.2
Granted	12.1	$35.31
Settled	(9.3)	$27.85
Forfeited or expired	(1.5)	$30.39
Units outstanding at December 31, 2014	19.9	$32.11	1.3

Units unvested and expected to vest at December 31, 2014	12.7	$32.91	1.5
Units vested and payable at December 31, 2014	6.7	$30.49
Units granted in the year ended December 31, 2013		$29.05
Units granted in the year ended December 31, 2012		$25.10

The following table summarizes compensation expense recorded for our stock incentive plans (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
Compensation expense	$245	$311	$302
Income tax benefit	$81	$100	$100

At December 31, 2014 the total unrecognized compensation expense for nonvested equity awards granted was $247 million. This expense is expected to be recorded over a weighted-average period of 1.5 years. The total fair value of RSUs and PSUs vested in the years ended December 31, 2014, 2013 and 2012 was $221 million, $342 million and $141 million. In the years ended December 31, 2014, 2013 and 2012 total payments for 2.4 million, 3.1 million and 1.6 million RSUs settled under stock incentive plans were $85 million, $94 million and $36 million.

Note 24. Supplementary Quarterly Financial Information (Unaudited)

The following tables summarize supplementary quarterly financial information (dollars in millions, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Total net sales and revenue	$37,408	$39,649	$39,255	$39,617
Automotive gross margin	$2,188	$2,611	$3,945	$4,266
Net income	$280	$287	$1,442	$2,009
Net income attributable to stockholders	$213	$278	$1,471	$1,987
Earnings per share, basic	$0.08	$0.12	$0.86	$0.69
Earnings per share, diluted	$0.06	$0.11	$0.81	$0.66

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
Total net sales and revenue	$36,884	$39,075	$38,983	$40,485
Automotive gross margin	$3,727	$4,416	$4,954	$4,070
Net income	$1,185	$1,388	$1,705	$1,053
Net income attributable to stockholders	$1,175	$1,414	$1,717	$1,040
Earnings per share, basic	$0.63	$0.87	$0.50	$0.64
Earnings per share, diluted	$0.58	$0.75	$0.45	$0.57

The three months ended December 31, 2014 included the following on a pre-tax basis:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

•	Gain on extinguishment of debt of $207 million related to unsecured debt in Brazil in GMSA.

•	Asset impairment charges of $158 million related to our Thailand subsidiary in GMIO.

The three months ended September 30, 2014 included asset impairment charges of $194 million related to Russian subsidiaries in GME on a pre-tax basis.

The three months ended June 30, 2014 included the following on a pre-tax basis:

•	Recall campaign and courtesy transportation charges of $1.1 billion in GMNA.

•	Catch-up adjustment of $874 million related to change in estimate of recall campaigns in GMNA.

•	Charge of $400 million for ignition switch recall compensation program in Corporate.

The three months ended March 31, 2014 included the following on a pre-tax basis:

•	Recall campaign and courtesy transportation charges of $1.3 billion in GMNA.

•	Charge of $419 million for the Venezuela currency devaluation in GMSA.

The three months ended December 31, 2013 included the following on a pre-tax (except tax matters) and pre-noncontrolling interests basis:

•	Benefit from the release of GM Korea wage litigation accruals of $846 million in GMIO.

•	Asset impairment charges of $805 million at Holden and GM India in GMIO.

•	Charges of $745 million related to our plans to cease mainstream distribution of Chevrolet brand in Europe in GMIO.

•	Gain on sale of equity investment in Ally Financial of $483 million in Corporate.

•	Goodwill impairment charges of $481 million in GMIO.

•	Tax benefit of $473 million from remeasurement of uncertain tax position in Corporate.

•	Gain on sale of equity investment in PSA of $152 million in GME.

The three months ended June 30, 2013 included loss on extinguishment of debt of $240 million related to early redemption of preferred shares at GM Korea in GMIO on a pre-tax and pre-noncontrolling interests basis.
The three months ended March 31, 2013 included a charge of $162 million in GMSA for the Venezuela currency devaluation on a pre-tax basis. In the three months ended March 31, 2013 we used the two-class method for calculating earnings per share because Series B Preferred Stock was a participating security.

Note 25. Segment Reporting

We analyze the results of our business through the following segments: GMNA, GME, GMIO, GMSA and GM Financial. The chief operating decision maker evaluates the operating results and performance of our automotive segments through income before interest and income taxes, as adjusted for additional amounts, which is presented net of noncontrolling interests. The chief operating decision maker evaluates GM Financial through income before income taxes-adjusted because he/she believes interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategies. Our automotive manufacturing operations are integrated within the segments, benefit from broad-based trade agreements and are subject to regulatory requirements, such as CAFE regulations. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles are needed in our product mix in order to attract customers to dealer showrooms and to maintain sales volumes for other, more profitable vehicles. Because of these and other factors, we do not manage our business on an individual brand or vehicle basis.

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

GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. The demands of customers outside North America are primarily met with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet, GMC, Holden, Opel and Vauxhall brands. We also had equity ownership stakes directly or indirectly in entities through various regional subsidiaries, primarily in Asia. These companies design, manufacture and market vehicles under the Alpheon, Baojun, Buick, Cadillac, Chevrolet, Jiefang and Wuling brands.

Our automotive operations' interest income and interest expense are recorded centrally in Corporate. Corporate assets consist primarily of cash and cash equivalents, marketable securities and intercompany balances. All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment (dollars in millions):

	At and For the Year Ended December 31, 2014
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$101,199	$22,235	$14,392	$13,115	$151		$151,092	$—	$—	$151,092
GM Financial revenue	—	—	—	—	—		—	4,854	(17)	4,837
Total net sales and revenue	$101,199	$22,235	$14,392	$13,115	$151		$151,092	$4,854	$(17)	$155,929

Income (loss) before interest and taxes-adjusted	$6,603	$(1,369)	$1,222	$(180)	$(580)		$5,696	$803	$(5)	$6,494
Adjustments(a)	$(975)	$(245)	$(180)	$(539)	$(400)		$(2,339)	$12	$—	(2,327)
Automotive interest income										211
Automotive interest expense										(403)
Gain on extinguishment of debt										202
Net income attributable to noncontrolling interests										69
Income before income taxes										$4,246

Equity in net assets of nonconsolidated affiliates	$88	$6	$8,254	$2	$—	$—	$8,350	$—	$—	$8,350
Total assets	$92,864	$10,528	$22,949	$10,066	$24,368	$(29,041)	$131,734	$47,861	$(1,918)	$177,677
Expenditures for property	$4,985	$887	$681	$359	$127	$—	$7,039	$52	$—	$7,091
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$4,376	$627	$740	$386	$75	$(4)	$6,200	$918	$—	$7,118
Equity income (loss)	$19	$(45)	$2,120	$—	$—	$—	$2,094	$—	$—	$2,094
__________

(a)
Consists of a catch-up adjustment related to the change in estimate for recall campaigns of $874 million and charges related to flood damage, net of insurance recoveries, of $101 million in GMNA; asset impairment charges of $245 million related to our Russian subsidiaries in GME; asset impairment charges of $158 million related to our Thailand subsidiary in GMIO; Venezuela currency devaluation charges of $419 million and Goodwill impairment charges of $120 million in GMSA; a charge related to the ignition switch recall compensation program of $400 million in Corporate; and other of $10 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Year Ended December 31, 2013
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$95,091	$21,962	$18,411	$16,478	$150		$152,092	$—	$—	$152,092
GM Financial revenue	—	—	—	—	—		—	3,344	(9)	3,335
Intersegment	8	—	—	—	—		8	—	(8)	—
Total net sales and revenue	$95,099	$21,962	$18,411	$16,478	$150		$152,100	$3,344	$(17)	$155,427

Income (loss) before interest and taxes-adjusted	$7,461	$(869)	$1,255	$327	$(494)		$7,680	$898	$—	$8,578
Adjustments(a)	$(100)	$153	$(1,169)	$(157)	$483		$(790)	$(15)	$—	(805)
Automotive interest income										246
Automotive interest expense										(334)
Loss on extinguishment of debt										(212)
Net loss attributable to noncontrolling interests										(15)
Income before income taxes										$7,458

Equity in net assets of nonconsolidated affiliates	$74	$95	$7,921	$4	$—	$—	$8,094	$—	$—	$8,094
Total assets	$87,978	$11,276	$22,100	$11,488	$26,460	$(29,252)	$130,050	$38,084	$(1,790)	$166,344
Expenditures for property	$5,466	$818	$724	$444	$92	$5	$7,549	$16	$—	$7,565
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$4,216	$426	$1,786	$522	$63	$(1)	$7,012	$498	$(10)	$7,500
Equity income	$15	$34	$1,760	$1	$—	$—	$1,810	$—	$—	$1,810
__________

(a)
Consists of pension settlement charges of $56 million and charges related to PSA product development agreement of $49 million in GMNA; gain on sale of equity investment in PSA of $152 million in GME; property and intangible asset impairment charges of $774 million, costs related to the withdrawal of the Chevrolet brand in Europe of $621 million and goodwill impairment charges of $442 million, partially offset by GM Korea hourly wage litigation of $577 million and acquisition of GM Korea preferred shares of $67 million in GMIO, all net of noncontrolling interests; Venezuela currency devaluation charges of $162 million in GMSA; gain on sale of equity investment in Ally Financial of $483 million in Corporate; costs related to the withdrawal of the Chevrolet brand in Europe of $15 million in GM Financial; and income related to various insurance recoveries of $35 million.

	At and For the Year Ended December 31, 2012
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Sales
External customers	$89,912	$23,055	$20,588	$16,700	$40		$150,295	$—	$—	$150,295
GM Financial revenue	—	—	—	—	—		—	1,961	—	1,961
Intersegment	(2)	—	—	—	—		(2)	—	2	—
Total net sales and revenue	$89,910	$23,055	$20,588	$16,700	$40		$150,293	$1,961	$2	$152,256

Income (loss) before interest and taxes-adjusted	$6,470	$(1,949)	$2,538	$457	$(400)		$7,116	$744	$(1)	$7,859
Adjustments(a)	$(29,052)	$(6,389)	$(290)	$27	$(402)		$(36,106)	$—	$—	(36,106)
Automotive interest income										343
Automotive interest expense										(489)
Loss on extinguishment of debt										(250)
Net loss attributable to noncontrolling interests										(52)
Loss before income taxes										$(28,695)

Equity in net assets of nonconsolidated affiliates	$65	$159	$6,656	$3	$—	$—	$6,883	$—	$—	$6,883
Total assets	$87,100	$10,475	$24,147	$11,958	$16,991	$(16,927)	$133,744	$16,368	$(690)	$149,422
Expenditures for property	$4,766	$1,075	$1,185	$956	$77	$(4)	$8,055	$13	$—	$8,068
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$3,663	$6,584	$624	$483	$49	$(1)	$11,402	$225	$(10)	$11,617
Equity income	$9	$35	$1,517	$1	$—	$—	$1,562	$—	$—	$1,562
Valuation allowances against deferred tax assets(b)	$—	$—	$—	$—	$(36,261)	$—	$(36,261)	$(103)	$—	$(36,364)
__________

(a)
Consists primarily of Goodwill impairment charges of $26.4 billion, pension settlement charges of $2.7 billion and income related to various insurance recoveries of $9 million in GMNA; property impairment charges of $3.7 billion, intangible assets impairment charges of $1.8 billion, goodwill impairment charges of $590 million, impairment charges

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

related to investment in PSA of $220 million, a charge of $119 million to record General Motors Strasbourg S.A.S. assets and liabilities to estimated fair value and income related to various insurance recoveries of $9 million in GME; GM Korea hourly wage litigation charge of $336 million, goodwill impairment charges of $132 million, which are presented net of noncontrolling interests, income related to various insurance recoveries of $110 million and income related to redemption of the GM Korea mandatorily redeemable preferred shares of $68 million in GMIO; income related to various insurance recoveries of $27 million in GMSA; and a charge of $402 million which represents the premium paid to purchase our common stock from the UST in Corporate.

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

Automotive revenue is attributed to geographic areas based on the country in which our subsidiary is located. Automotive Financing revenue is attributed to the geographic area where the financing is originated. The following table summarizes information concerning principal geographic areas (dollars in millions):

	At and For the Years Ended December 31,
	2014		2013		2012
	Net Sales & Revenue	Long-Lived Assets	Net Sales & Revenue	Long-Lived Assets	Net Sales & Revenue	Long-Lived Assets
Automotive
U.S.	$93,559	$18,813	$88,784	$15,844	$85,105	$13,520
Non-U.S.	57,533	12,355	63,308	12,289	65,190	12,425
GM Financial
U.S.	2,549	5,477	2,233	2,472	1,832	1,112
Non-U.S.	2,288	1,755	1,102	1,043	129	590
Total consolidated	$155,929	$38,400	$155,427	$31,648	$152,256	$27,647

No individual country other than the U.S. represented more than 10% of our total Net sales and revenue or Long-lived assets.

Note 26. Supplemental Information for the Consolidated Statements of Cash Flows

The following table summarizes the sources (uses) of cash provided by Change in other operating assets and liabilities and cash paid for income taxes and interest (dollars in millions):

	Years Ended December 31,
	2014	2013	2012
Accounts receivable	$(1,248)	$8	$(460)
Purchases of wholesale receivables, net	(2,000)	—	—
Inventories	(309)	59	(326)
Automotive equipment on operating leases	(1,949)	(968)	370
Change in other assets	(213)	(563)	(312)
Accounts payable	19	(485)	162
Income taxes payable	(145)	(161)	155
Accrued liabilities and other liabilities	6,089	784	1,041
Total	$244	$(1,326)	$630
Cash paid for income taxes and interest
Cash paid for income taxes	$947	$727	$575
Cash paid for interest (net of amounts capitalized) - Automotive	$301	$299	$335
Cash paid for interest (net of amounts capitalized) - GM Financial	1,120	760	298
Total cash paid for interest (net of amounts capitalized)	$1,421	$1,059	$633

*  *  *  *  *  *  *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

GENERAL MOTORS COMPANY AND SUBSIDIARIES

*  *  *  *  *  *  *

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2014. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2014.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2014, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2014. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2014.

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

There have not been any other changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ MARY T. BARRA	/s/ CHARLES K. STEVENS III
Mary T. Barra Chief Executive Officer	Charles K. Stevens III Executive Vice President and Chief Financial Officer
February 4, 2015	February 4, 2015

*  *  *  *  *  *  *

Item 9B. Other Information
None
*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to the Company's directors, officers, and employees, including the CEO, CFO, Controller and Chief Accounting Officer and any other persons performing similar functions. The text of our code of ethics, “Winning With Integrity,” has been posted on our website at http://investor.gm.com at Investors - Corporate Governance. We will provide a copy of the code of ethics without charge upon request to Corporate Secretary, General Motors Company, Mail Code 482-C25-A36, 300 Renaissance Center, P.O. Box 300, Detroit, MI 48265-3000. We will disclose on our website any amendment to or waiver from our code of ethics on behalf of any of our executive officers or directors.

*  *  *  *  *  *  *

Items 10, 11, 12, 13 and 14

Information required by (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2014 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except the information required by Item 10 with respect to our code of ethics in Item 10 above and disclosure of our executive officers, which is included in Item 1 of this report.

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
3.1
Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference
3.2
Bylaws of General Motors Company, as amended and restated as of October 7, 2014, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed October 10, 2014
Incorporated by Reference
4.1
Indenture dated as of September 27, 2013, between General Motors Company and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of General Motors Company filed April 30, 2014
Incorporated by Reference
4.2
First Supplemental Indenture dated as of September 27, 2013 to the Indenture dated as of September 27, 2013 between General Motors Company and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of General Motors Company filed May 22, 2014
Incorporated by Reference
4.3
Second Supplemental Indenture dated as of November 12, 2014 to the Indenture dated as of September 27, 2013 between General Motors Company and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K of General Motors Company filed November 12, 2014
Incorporated by Reference
10.1
Stockholders Agreement, dated as of October 15, 2009 between General Motors Company, the United States Department of the Treasury, Canada GEN Investment Corporation (fka 7176384 Canada Inc.), the UAW Retiree Medical Benefits Trust, and, for limited purposes, General Motors LLC, incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009
Incorporated by Reference
10.2
Equity Registration Rights Agreement, dated as of October 15, 2009, between General Motors Company, the United States Department of Treasury, Canada GEN Investment Corporation (fka 7176384 Canada Inc.), the UAW Retiree Medical Benefits Trust, Motors Liquidation Company, and, for limited purposes, General Motors LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Motors Liquidation Company filed October 21, 2009
Incorporated by Reference
10.3
Letter Agreement regarding Equity Registration Rights Agreement, dated October 21, 2010, among General Motors Company, the United States Department of Treasury, Canada GEN Investment Corporation, the UAW Retiree Medical Benefits Trust and Motors Liquidation Company, incorporated herein by reference to Exhibit 10.43 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed November 3, 2010
Incorporated by Reference
10.4	Form of Compensation Statement, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference
10.5
General Motors Company 2009 Long-Term Incentive Plan, as amended January 13, 2014, incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2014
Incorporated by Reference
10.6
The General Motors Company Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed May 6, 2011
Incorporated by Reference
10.7
General Motors Company Executive Retirement Plan, with modifications through October 10, 2012, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of General Motors Company filed February 15, 2013
Incorporated by Reference
10.8
General Motors Company Salary Stock Plan, as amended January 13, 2014, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2014
Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.9	General Motors Company 2014 Short-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed June 12, 2014	Incorporated by Reference
10.10	General Motors Company 2014 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed June 12, 2014	Incorporated by Reference
10.11	Form of General Motors Company 2010 Equity Grant Award Agreement, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Motors Company filed March 1, 2011	Incorporated by Reference
10.12
Form of General Motors Company March 15, 2010 Restricted Stock Unit Grant Agreement, as amended December 31, 2010, incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Motors Company filed March 1, 2011
Incorporated by Reference
10.13
Form of General Motors Company Equity Grant Agreement (cash settlement) dated December 15, 2011, incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of General Motors Company filed February 27, 2012
Incorporated by Reference
10.14
Form of General Motors Company Equity Grant Agreement dated December 15, 2011, incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of General Motors Company filed February 27, 2012
Incorporated by Reference
10.15
General Motors Company Vehicle Operations — Senior Management Vehicle Program (SMVP) Supplement, revised December 15, 2005, incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of Motors Liquidation Company filed March 28, 2006
Incorporated by Reference
10.16
Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $30 original ($10 after stock split) exercise price and a July 10, 2016 expiration date, incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference
10.17
Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, as Warrant Agent, including a Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $55 original ($18.33 after stock split) exercise price and a July 10, 2019 expiration date, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference
10.18
Second Amended and Restated Warrant Agreement, dated as of August 12, 2013, between General Motors Company and U.S. Bank National Association, as Warrant Agent, including a Form of Warrant Certificate attached as Exhibit B thereto, relating to warrants with an exercise price of $42.31 per share and a December 31, 2015 expiration date, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Company filed August 12, 2013
Incorporated by Reference
10.19†
Amended and Restated Master Agreement, dated as of December 19, 2012, between General Motors Holdings LLC and Peugeot S.A., incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2014
Incorporated by Reference
10.20†
Amended and Restated 3-Year Revolving Credit Agreement, dated as of October 17, 2014, among General Motors Company, General Motors Financial Company, Inc., GM Europe Treasury Company AB, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 22, 2014.
Incorporated by Reference
10.21†
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
Incorporated by Reference
10.22
Director's Service Agreement between Adam Opel AG and Dr. Karl-Thomas Neumann, incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2014
Incorporated by Reference
10.23
Amendment to Warrant Agreements between General Motors Company and U.S. Bank National Association amending Exhibits 10.16, 10.17 and 10.18 to this Annual Report on Form 10-K of General Motors Company incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed April 24, 2014
Incorporated by Reference
10.24
Form of General Motors Company Restricted Stock Unit Award Agreement under the Long-Term Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed July 24, 2014
Incorporated by Reference
10.25
Form of General Motors Company Performance Stock Unit Award Agreement under the 2014 Long-Term Incentive Plan incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Motors Company filed July 24, 2014
Incorporated by Reference
12	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the Years Ended December 31, 2014, 2013, 2012, 2011 and 2010	Filed Herewith

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
21	Subsidiaries of the Registrant as of December 31, 2014	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm for audited financial statements of General Motors Company	Filed Herewith
23.2	Consent of Independent Auditors for audited financial statements of Shanghai General Motors Co., Ltd.	Filed Herewith
24	Power of Attorney for Directors of General Motors Company	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
99.1
Shanghai General Motors Co., Ltd. audited consolidated financial statements including the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income and comprehensive income, equity and cash flow for the year then ended.
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

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ MARY T. BARRA
Mary T. Barra Chief Executive Officer
Date:	February 4, 2015

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 4th day of February 2015 by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ MARY T. BARRA	Chief Executive Officer
Mary T. Barra

/s/ CHARLES K. STEVENS III	Executive Vice President and Chief Financial Officer
Charles K. Stevens III

/s/ THOMAS S. TIMKO	Vice President, Controller and Chief Accounting Officer
Thomas S. Timko

/s/ THEODORE M. SOLSO	Chairman
Theodore M. Solso

/s/ JOSEPH J. ASHTON	Director
Joseph J. Ashton

/s/ ERROLL B. DAVIS, JR.	Director
Erroll B. Davis, Jr.

/s/ STEPHEN J. GIRSKY	Director
Stephen J. Girsky

/s/ E. NEVILLE ISDELL	Director
E. Neville Isdell

/s/ KATHRYN V. MARINELLO	Director
Kathryn V. Marinello

/s/ ADMIRAL MICHAEL G. MULLEN, USN (ret.)	Director
Admiral Michael G. Mullen, USN (ret.)

/s/ JAMES J. MULVA	Director
James J. Mulva

/s/ PATRICIA F. RUSSO	Director
Patricia F. Russo

/s/ THOMAS M. SCHOEWE	Director
Thomas M. Schoewe

/s/ CAROL M. STEPHENSON	Director
Carol M. Stephenson