Form 10-Q
period 2015-03-31
General Motors Co
filed 2015-04-23
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 16, 2015 the number of shares outstanding of common stock was 1,607,207,691 shares.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net sales and revenue
Automotive	$34,364	$36,315
GM Financial	1,348	1,093
Total net sales and revenue	35,712	37,408
Costs and expenses
Automotive cost of sales (Note 8)	30,674	34,127
GM Financial interest, operating and other expenses	1,168	875
Automotive selling, general and administrative expense	3,117	2,941
Total costs and expenses	34,959	37,943
Operating income (loss)	753	(535)
Automotive interest expense	110	103
Interest income and other non-operating income, net	241	89
Equity income (Note 5)	553	605
Income before income taxes	1,437	56
Income tax expense (benefit) (Note 11)	529	(224)
Net income	908	280
Net (income) loss attributable to noncontrolling interests	37	(67)
Net income attributable to stockholders	$945	$213

Net income attributable to common stockholders	$945	$125

Earnings per share (Note 14)
Basic
Basic earnings per common share	$0.58	$0.08
Weighted-average common shares outstanding	1,617	1,587
Diluted
Diluted earnings per common share	$0.56	$0.06
Weighted-average common shares outstanding	1,686	1,691

Dividends declared per common share	$0.30	$0.30

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income	$908	$280
Other comprehensive income (loss), net of tax (Note 13)
Foreign currency translation adjustments	192	(98)
Unrealized gains on securities, net	5	3
Defined benefit plans, net	554	67
Other comprehensive income (loss), net of tax	751	(28)
Comprehensive income	1,659	252
Comprehensive (income) loss attributable to noncontrolling interests	28	(64)
Comprehensive income attributable to stockholders	$1,687	$188

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$15,776	$18,954
Marketable securities (Note 2)	8,409	9,222
Restricted cash and marketable securities (Note 2; Note 6 at VIEs)	1,414	1,338
Accounts and notes receivable (net of allowance of $321 and $340)	11,569	9,078
GM Financial receivables, net (Note 3; Note 6 at VIEs)	16,127	16,528
Inventories (Note 4)	14,051	13,642
Equipment on operating leases, net	4,563	3,564
Deferred income taxes	9,704	9,760
Other current assets	1,618	1,584
Total current assets	83,231	83,670
Non-current Assets
Restricted cash and marketable securities (Note 2; Note 6 at VIEs)	625	935
GM Financial receivables, net (Note 3; Note 6 at VIEs)	16,180	16,006
Equity in net assets of nonconsolidated affiliates (Note 5)	9,756	8,350
Property, net	27,755	27,743
Goodwill and intangible assets, net	6,297	6,410
GM Financial equipment on operating leases, net (Note 6 at VIEs)	8,939	7,060
Deferred income taxes	24,782	25,414
Other assets	2,353	2,089
Total non-current assets	96,687	94,007
Total Assets	$179,918	$177,677
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$25,187	$22,529
Short-term debt and current portion of long-term debt (Note 7)
Automotive	411	500
GM Financial (Note 6 at VIEs)	13,940	14,488
Accrued liabilities	27,804	28,184
Total current liabilities	67,342	65,701
Non-current Liabilities
Long-term debt (Note 7)
Automotive	8,722	8,910
GM Financial (Note 6 at VIEs)	25,185	22,943
Postretirement benefits other than pensions (Note 9)	6,089	6,229
Pensions (Note 9)	22,206	23,788
Other liabilities	13,551	14,082
Total non-current liabilities	75,753	75,952
Total Liabilities	143,095	141,653
Commitments and contingencies (Note 10)
Equity (Note 13)
Common stock, $0.01 par value	16	16
Additional paid-in capital	28,819	28,937
Retained earnings	14,825	14,577
Accumulated other comprehensive loss	(7,331)	(8,073)
Total stockholders’ equity	36,329	35,457
Noncontrolling interests	494	567
Total Equity	36,823	36,024
Total Liabilities and Equity	$179,918	$177,677

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Series A Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$3,109	$15	$28,780	$13,816	$(3,113)	$567	$43,174
Net income	—	—	—	213	—	67	280
Other comprehensive loss	—	—	—	—	(25)	(3)	(28)
Exercise of common stock warrants	—	1	9	—	—	—	10
Stock based compensation	—	—	(11)	(3)	—	—	(14)
Cash dividends paid on common stock	—	—	—	(481)	—	—	(481)
Cash dividends paid on Series A preferred stock	—	—	—	(88)	—	—	(88)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	(30)	(30)
Other	—	—	—	—	—	17	17
Balance at March 31, 2014	$3,109	$16	$28,778	$13,457	$(3,138)	$618	$42,840

Balance at January 1, 2015		$16	$28,937	$14,577	$(8,073)	$567	$36,024
Net income		—	—	945	—	(37)	908
Other comprehensive income		—	—	—	742	9	751
Purchase of common stock		—	(168)	(207)	—	—	(375)
Exercise of common stock warrants		—	39	—	—	—	39
Stock based compensation		—	11	(5)	—	—	6
Cash dividends paid on common stock		—	—	(485)	—	—	(485)
Dividends declared or paid to noncontrolling interests		—	—	—	—	(47)	(47)
Other		—	—	—	—	2	2
Balance at March 31, 2015		$16	$28,819	$14,825	$(7,331)	$494	$36,823

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net cash provided by operating activities	$375	$1,976
Cash flows from investing activities
Expenditures for property	(1,684)	(1,759)
Available-for-sale marketable securities, acquisitions	(1,634)	(891)
Trading marketable securities, acquisitions	(522)	(302)
Available-for-sale marketable securities, liquidations	2,467	1,055
Trading marketable securities, liquidations	386	332
Acquisition of companies/investments, net of cash acquired	(1,051)	—
Increase in restricted cash and marketable securities	(221)	(281)
Decrease in restricted cash and marketable securities	68	159
Purchases of finance receivables	(4,067)	(3,300)
Principal collections and recoveries on finance receivables	2,814	2,639
Purchases of leased vehicles, net	(2,252)	(620)
Proceeds from termination of leased vehicles	185	123
Other investing activities	43	8
Net cash used in investing activities	(5,468)	(2,837)
Cash flows from financing activities
Net increase in short-term debt	98	384
Proceeds from issuance of debt (original maturities greater than three months)	6,155	5,683
Payments on debt (original maturities greater than three months)	(3,109)	(4,764)
Payments to purchase stock	(300)	—
Dividends paid	(488)	(571)
Other financing activities	3	(14)
Net cash provided by financing activities	2,359	718
Effect of exchange rate changes on cash and cash equivalents	(444)	(452)
Net decrease in cash and cash equivalents	(3,178)	(595)
Cash and cash equivalents at beginning of period	18,954	20,021
Cash and cash equivalents at end of period	$15,776	$19,426
Supplemental cash flow information:
Non-cash property additions	$1,649	$1,485

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2014 Form 10-K as filed with the SEC.

Accounting Standards Not Yet Adopted

In May 2014 the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

Note 2. Marketable Securities

The following table summarizes the fair value of marketable securities which approximates cost (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	March 31, 2015	December 31, 2014
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	2	$673	$1,600
Sovereign debt	2	313	774
Money market funds	1	1,439	2,480
Corporate debt	2	6,157	6,036
Total available-for-sale securities		8,582	10,890
Trading securities – sovereign and corporate debt	2	207	431
Total marketable securities classified as cash equivalents		8,789	11,321
Cash, cash equivalents and time deposits		6,987	7,633
Total cash and cash equivalents		$15,776	$18,954
Marketable securities
Available-for-sale securities
U.S. government and agencies	2	$5,021	$5,957
Corporate debt	2	2,103	1,998
Total available-for-sale securities		7,124	7,955
Trading securities – sovereign debt	2	1,285	1,267
Total marketable securities		$8,409	$9,222
Restricted cash and marketable securities
Available-for-sale securities, primarily money market funds	1	$1,515	$1,427
Restricted cash, cash equivalents and time deposits		524	846
Total restricted cash and marketable securities		$2,039	$2,273

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $1.4 billion and $736 million in the three months ended March 31, 2015 and 2014. Cumulative unrealized gains and losses on available-for-sale securities were insignificant at March 31, 2015 and December 31, 2014 and net unrealized gains and losses on trading securities were insignificant in the three months ended March 31, 2015 and 2014.

The following table summarizes the fair value of investments classified as available-for-sale, which approximates amortized cost, by contractual maturity at March 31, 2015 (dollars in millions):

March 31, 2015
Due in one year or less	$12,300
Due after one year through five years	1,995
Total contractual maturities of available-for-sale securities	$14,295

Note 3. GM Financial Receivables, net

The following table summarizes the components of GM Financial receivables, net (dollars in millions):

	March 31, 2015			December 31, 2014
	Consumer	Commercial	Total	Consumer	Commercial	Total
Finance receivables	$25,591	$7,444	$33,035	$25,623	$7,606	$33,229
Less: allowance for loan losses	(692)	(36)	(728)	(655)	(40)	(695)
GM Financial receivables, net	$24,899	$7,408	$32,307	$24,968	$7,566	$32,534

Fair value of GM Financial receivables, net			$32,778			$33,106

Allowance for loan losses classified as current at March 31, 2015 and December 31, 2014 were $569 million and $529 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial determines the fair value of consumer finance receivables using observable and unobservable inputs within a cash flow model, a Level 3 input. The inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows is calculated and discounted using a weighted-average cost of capital or current interest rates. The weighted-average cost of capital uses debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile as the portfolio. Macroeconomic factors could affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in GM Financial's cash flow model. A substantial majority of commercial finance receivables have variable interest rates and maturities of one year or less. Therefore the carrying amount is considered to be a reasonable estimate of fair value.

The following table summarizes activity for the allowance for loan losses on finance receivables (dollars in millions):

	Three Months Ended
	March 31, 2015	March 31, 2014
Balance at beginning of period	$695	$548
Provision for loan losses	155	135
Charge-offs	(234)	(224)
Recoveries	124	127
Effect of foreign currency	(12)	—
Balance at end of period	$728	$586

The activity of the allowance for commercial loan losses was insignificant in the three months ended March 31, 2015 and 2014.

Credit Quality

Consumer Finance Receivables

GM Financial uses proprietary scoring systems in its underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO scores) and contract characteristics. In addition to GM Financial's proprietary scoring systems GM Financial considers other individual consumer factors such as employment history, financial stability and capacity to pay. Subsequent to origination GM Financial reviews the credit quality of retail receivables based on customer payment activity. At the time of loan origination substantially all of GM Financial's international consumers were considered to be prime credit quality. At March 31, 2015 and December 31, 2014, 77% and 83% of the consumer finance receivables in North America were from consumers with sub-prime credit scores, which are defined as FICO scores of less than 620 at the time of loan origination.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At March 31, 2015 and December 31, 2014 the accrual of finance charge income has been suspended on delinquent consumer finance receivables with contractual amounts due of $581 million and $682 million. The following table summarizes the contractual amount of delinquent contracts, which is not significantly different than the recorded investment of the consumer finance receivables (dollars in millions):

	March 31, 2015		March 31, 2014
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$880	3.4%	$717	3.1%
Greater-than-60 days delinquent	357	1.4%	336	1.4%
Total finance receivables more than 30 days delinquent	1,237	4.8%	1,053	4.5%
In repossession	42	0.2%	38	0.1%
Total finance receivables more than 30 days delinquent or in repossession	$1,279	5.0%	$1,091	4.6%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Impaired Finance Receivables - Troubled Debt Restructurings

The following table summarizes the outstanding recorded investment for consumer finance receivables that are considered to be troubled debt restructurings and the related allowance (dollars in millions):

	March 31, 2015	December 31, 2014
Outstanding recorded investment	$1,294	$1,234
Less: allowance for loan losses	(164)	(172)
Outstanding recorded investment, net of allowance	$1,130	$1,062

Unpaid principal balance	$1,319	$1,255

Commercial Finance Receivables

GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually, and if necessary, the dealer's risk rating is adjusted on the basis of the review. The credit lines for Group VI dealers are typically suspended and no further funding is extended to these dealers. At March 31, 2015 and December 31, 2014 the commercial finance receivables on non-accrual status were insignificant. The following table summarizes the credit risk profile by dealer grouping of the commercial finance receivables (dollars in millions):

	March 31, 2015	December 31, 2014
Group I - Dealers with superior financial metrics	$954	$1,050
Group II - Dealers with strong financial metrics	2,100	2,022
Group III - Dealers with fair financial metrics	2,590	2,599
Group IV - Dealers with weak financial metrics	1,095	1,173
Group V - Dealers warranting special mention due to potential weaknesses	514	524
Group VI - Dealers with loans classified as substandard, doubtful or impaired	191	238
	$7,444	$7,606

Note 4. Inventories

The following tables summarize the components of Inventories (dollars in millions):

	March 31, 2015
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$3,013	$738	$1,275	$853	$5,879
Finished product, including service parts	4,098	2,446	933	695	8,172
Total inventories	$7,111	$3,184	$2,208	$1,548	$14,051

	December 31, 2014
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$2,592	$778	$1,216	$794	$5,380
Finished product, including service parts	4,320	2,394	1,026	522	8,262
Total inventories	$6,912	$3,172	$2,242	$1,316	$13,642

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Sales and income of our Automotive China joint ventures (Automotive China JVs) are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income. There have been no significant ownership changes in our Automotive China JVs since December 31, 2014. The following table summarizes information regarding Equity income (dollars in millions):

	Three Months Ended
	March 31, 2015	March 31, 2014
Automotive China JVs	$519	$595
Other joint ventures	34	10
Total equity income	$553	$605

Dividends received from nonconsolidated affiliates were insignificant in the three months ended March 31, 2015 and 2014. At March 31, 2015 and December 31, 2014 we had undistributed earnings including dividends declared but not received of $2.6 billion and $2.0 billion related to our nonconsolidated affiliates.

On January 2, 2015 GM Financial completed its acquisition of Ally Financial, Inc.'s (Ally Financial) 40% equity interest in SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC) in China. The aggregate purchase price was $1.0 billion. Also on January 2, 2015 GM Financial sold a 5% equity interest in SAIC-GMAC to Shanghai Automotive Group Finance Company Ltd. (SAICFC), a current shareholder of SAIC-GMAC, for proceeds of $125 million. As a result of these transactions GM Financial now owns 35%, SAICFC owns 45% and GM indirectly owns 45% of SAIC-GMAC. GM Financial's share of earnings of SAIC-GMAC is included in the Equity income of Other joint ventures in the table above. The difference between GM Financial's carrying amount of its investment and its share of the underlying net assets of SAIC-GMAC was $371 million at March 31, 2015, which was primarily related to goodwill. The pro forma effect on earnings had this acquisition occurred on January 1, 2014 was not significant.

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

	Three Months Ended
	March 31, 2015	March 31, 2014
Automotive sales and revenue	$452	$783
Automotive purchases, net	$53	$105
Operating cash flows	$456	$541

	March 31, 2015	December 31, 2014
Accounts and notes receivable, net	$636	$706
Accounts payable	$205	$205

Note 6. Variable Interest Entities

Automotive Financing - GM Financial Consolidated Variable Interest Entities (VIEs)

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

	March 31, 2015	December 31, 2014
Restricted cash – current	$1,265	$1,110
Restricted cash – non-current	$561	$611
GM Financial receivables, net – current	$11,259	$11,134
GM Financial receivables, net – non-current	$10,598	$11,583
GM Financial equipment on operating leases, net	$5,401	$4,595
GM Financial short-term debt and current portion of long-term debt	$10,735	$10,502
GM Financial long-term debt	$12,122	$12,292

The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or its other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required and does not currently intend to provide additional financial support to these SPEs. While these subsidiaries are included in GM Financial's condensed consolidated financial statements, these subsidiaries are separate legal entities and their assets are legally owned by them and are not available to GM Financial's creditors.

Note 7. Short-Term and Long-Term Debt

Automotive

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	March 31, 2015	December 31, 2014
Carrying amount	$9,133	$9,410
Fair value	$9,761	$9,799

The fair value of debt includes $7.7 billion and $7.6 billion measured utilizing Level 1 inputs and $2.1 billion and $2.2 billion measured utilizing Level 2 inputs at March 31, 2015 and December 31, 2014. The fair value of debt measured utilizing Level 1 inputs was based on quoted prices in active markets for identical instruments that a market participant can access at the measurement date. The fair value of debt measured utilizing Level 2 inputs was based on a discounted cash flow model using observable inputs. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread based on our senior unsecured notes that is intended to represent our nonperformance risk. We obtain the benchmark yield curves and yields on unsecured notes from independent sources that are widely used in the financial industry.

Automotive Financing - GM Financial

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$24,693	$24,717	$25,214	$25,228
Unsecured debt	14,432	14,772	12,217	12,479
Total GM Financial debt	$39,125	$39,489	$37,431	$37,707

The fair value of debt includes $34.3 billion and $32.8 billion measured utilizing Level 2 inputs and $5.2 billion and $4.9 billion measured utilizing Level 3 inputs at March 31, 2015 and December 31, 2014. The fair value of debt measured utilizing Level 2 inputs was based on quoted market prices and if unavailable, quoted market prices of similar securities. For debt that has terms of one year or less or has been priced within the last six months, the carrying amount or par value is considered to be a reasonable

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

estimate of fair value. The fair value of debt measured utilizing Level 3 inputs was based on the discounted future net cash flows expected to be settled using current risk-adjusted rates.

Secured Debt

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged finance receivables and leases. Refer to Note 6 for additional information relating to GM Financial's involvement with VIEs. In the three months ended March 31, 2015 GM Financial issued securitization notes payable of $2.0 billion and entered into new or renewed credit facilities with a total net additional borrowing capacity of $770 million.

Unsecured Debt

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In January 2015 GM Financial issued $2.25 billion in aggregate principal amount of senior notes comprising $1.0 billion of 3.15% notes due in January 2020, $1.0 billion of 4.0% notes due in January 2025 and $250 million of floating rate notes due in January 2020. In February 2015 GM Financial issued Euro 650 million of 0.85% term notes due in February 2018. All of these notes are guaranteed by GM Financial's principal operating subsidiary.

In April 2015 GM Financial issued $2.4 billion in aggregate principal amount of senior notes comprising $850 million of 2.4% notes due in April 2018, $1.25 billion of 3.45% notes due in April 2022 and $300 million of floating rate notes due in April 2018. The notes are guaranteed by GM Financial's principal operating subsidiary.

Note 8. Product Warranty and Related Liabilities

The following table summarizes activity for policy, product warranty, recall campaigns and courtesy transportation (dollars in millions):

	Three Months Ended
	March 31, 2015	March 31, 2014
Beginning balance	$9,646	$7,601
Warranties issued and assumed in period - recall campaigns and courtesy transportation	183	1,386
Warranties issued and assumed in period - policy and product warranty	562	634
Payments	(1,074)	(769)
Adjustments to pre-existing warranties	86	(3)
Effect of foreign currency and other	(161)	(11)
Ending balance	$9,242	$8,838

In the three months ended March 31, 2014 we recorded charges of approximately $1.3 billion for the recall of approximately 7 million vehicles as described in our 2014 Form 10-K. We had historically accrued estimated costs related to recall campaigns in GMNA when probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced. During the three months ended September 30, 2014 we began accruing the costs for recall campaigns at the time of vehicle sale in GMNA.

Note 9. Pensions and Other Postretirement Benefits

The following table summarizes the components of net periodic pension and other postretirement benefits (OPEB) (income) expense (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S. Plans	Non-U.S. Plans		U.S. Plans	Non-U.S. Plans
Service cost	$101	$100	$6	$95	$93	$5
Interest cost	689	196	60	765	262	68
Expected return on plan assets	(974)	(203)	—	(978)	(219)	—
Amortization of prior service cost (credit)	(1)	4	(3)	(1)	5	(4)
Amortization of net actuarial (gains) losses	2	58	8	(23)	39	2
Curtailments, settlements and other	—	—	—	(2)	2	—
Net periodic pension and OPEB (income) expense	$(183)	$155	$71	$(144)	$182	$71

Note 10. Commitments and Contingencies

The following tables summarize information related to Commitments and contingencies (dollars in millions):

	March 31, 2015		December 31, 2014
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees
Product-related indemnification agreements	$50	$2,278	$51	$2,458
Third party commercial loans and other obligations	$38	$243	$37	$197
________

(a)	Calculated as future undiscounted payments.

	Liability Recorded
	March 31, 2015	December 31, 2014
Other litigation-related liability and tax administrative matters	$862	$1,000
Product liability	$767	$732
Ignition switch recall compensation program	$350	$315

Guarantees

We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2020 to 2029 and we believe that the related potential costs incurred are adequately covered by recorded accruals.

We also provide vehicle repurchase guarantees and payment guarantees on commercial loans outstanding with third parties such as dealers. We determined the fair value ascribed to the guarantees at inception and subsequent to inception to be insignificant based on the credit worthiness of the third parties. These guarantees and other obligations expire in 2015 through 2020 or upon the occurrence of specific events or are ongoing.

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

Other Litigation-Related Liability and Tax Administrative Matters

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

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which we believe that losses are probable and can be reasonably estimated, the majority of which are associated with indirect tax-related matters as well as non-U.S. labor-related matters. Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $400 million to $600 million. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2015. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities. Litigation is inherently unpredictable however; and unfavorable resolutions could occur. Accordingly it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

The discussion in the following paragraphs describes material legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business.

Proceedings Related to Ignition Switch Recall and Other Recalls

In the year ended December 31, 2014 we announced a number of recalls relating to safety, customer satisfaction and other matters. Those recalls included recalls to repair ignition switches that could under certain circumstances unintentionally move from the “run” position to the “accessory” or “off” position with a corresponding loss of power, which could in turn prevent airbags from deploying in the event of a crash.

Through April 20, 2015 we were aware of 108 putative class actions pending against GM in various federal and state trial courts in the U.S. alleging that consumers who purchased or leased vehicles manufactured by GM or General Motors Corporation had been economically harmed by one or more of the recalls announced in 2014 and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). Additionally, through April 20, 2015 we were aware of 21 putative class actions pending in various Provincial Courts in Canada seeking relief similar to that sought in the economic-loss cases in the U.S. In the aggregate these economic-loss cases seek recovery for purported compensatory damages, such as alleged diminution in value of the vehicles, as well as punitive damages and injunctive and other relief.

Through April 20, 2015 we were aware of 144 actions pending in various federal and state trial courts in the U.S. against GM alleging injury or death as a result of defects that may be the subject of recalls announced in 2014 (personal injury cases). In the aggregate these personal injury cases seek recovery for purported compensatory damages, punitive damages and other relief.

Since June 2014 the United States Judicial Panel on Multidistrict Litigation has issued orders from time to time directing that certain pending economic-loss and personal injury federal lawsuits involving alleged faulty ignition switches or other defects that may be related to the recalls announced in the year ended December 31, 2014 be transferred to, and consolidated in, a single federal court, the Southern District of New York (the multidistrict litigation). Through April 20, 2015 192 cases have been transferred to, and consolidated with, the multidistrict litigation.

Because many of the plaintiffs in the actions described in the above paragraphs are suing over the conduct of General Motors Corporation or vehicles manufactured by that entity for liabilities not expressly assumed by GM, we moved to enforce the terms of the July 2009 Sale Order and Injunction issued by the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court) to preclude claims from being asserted against us for, among other things, personal injury claims based on pre-sale accidents, any economic-loss claims based on acts or conduct of General Motors Corporation and claims asserting successor liability for obligations owed by General Motors Corporation (successor liability claims). On April 15, 2015 the Bankruptcy Court issued a Decision precluding claims against us based upon pre-sale accidents, claims based upon the acts or conduct by General Motors Corporation and successor liability claims, except for claims asserting liabilities that had been expressly assumed by us

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

in the July 2009 Sale Agreement and claims that could be asserted against us only if they were otherwise viable and arose solely out of our own independent post-closing acts and did not in any way rely on acts or conduct by General Motors Corporation. Plaintiffs have indicated that they will appeal the Bankruptcy Court’s decision.

In the putative shareholder class action filed in the United States District Court for the Eastern District of Michigan, the court appointed the New York State Teachers’ Retirement System as the lead plaintiff. On January 15, 2015 New York State Teachers’ Retirement System filed a Consolidated Class Action Complaint against GM and several current and former officers and employees (the Defendants). On behalf of purchasers of GM common stock from November 17, 2010 to July 24, 2014, the Consolidated Class Action Complaint alleges that Defendants made material misstatements and omissions relating to problems with the ignition switch and other matters in SEC filings and other public statements. On March 13, 2015 Defendants filed a motion to dismiss.

With regard to the shareholder derivative actions, the two shareholder derivative actions pending in the United States District Court for the Eastern District of Michigan have been consolidated and all proceedings, including those related to the motion to dismiss we filed in October 2014, remain suspended pending disposition of the parallel action being litigated in Delaware Chancery Court. With regard to that pending litigation in Delaware Chancery Court, the four shareholder derivative actions pending in that court have been consolidated and plaintiffs filed an amended consolidated complaint on October 13, 2014. We filed a motion to dismiss the amended consolidated complaint on December 5, 2014. The motion to dismiss has been taken under advisement by the Court. With regard to the two derivative actions filed in the Circuit Court of Wayne County, Michigan, those actions have been consolidated and remain stayed pending disposition of the federal derivative actions.

In connection with the 2014 recalls, we remain subject to various inquiries, investigations, subpoenas, requests for information and complaints from the U.S. Attorney’s Office for the Southern District of New York, Congress, the SEC, Transport Canada and 50 state attorneys general. We are investigating these matters and believe we are cooperating fully with all requests. Such investigations and discussions could in the future result in the imposition of material damages, fines, civil and criminal penalties and other remedies.

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

UAW Claim

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

On April 6, 2010 the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW) filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached our obligation to contribute $450 million to the UAW Retiree Medical Benefits Trust. The UAW alleges that we were contractually required to make this contribution pursuant to the UAW-Delphi-GM Memorandum of Understanding Delphi Restructuring dated June 22, 2007. We believe this claim is without merit. On December 10, 2013 the court granted our motion for summary judgment and dismissed the claims asserted by the UAW, holding that the relevant agreement is unambiguous and does not require the payment sought. The UAW has appealed. On October 9, 2014 the United States Court of Appeals for the Sixth Circuit heard oral arguments. We are now awaiting a decision from the United States Court of Appeals for the Sixth Circuit.

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea Company (GM Korea) filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) issued a decision affirming a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court) and initiated a constitutional challenge to the adverse interpretation of the relevant statute. In December 2013 the Supreme Court rendered a decision in a case involving another company not affiliated with us which addressed many of the issues presented in the cases pending against GM Korea and resolved many of them in a manner which we believe is favorable to GM Korea. In particular, while the Supreme Court held that fixed bonuses should be included in the calculation of Ordinary Wages, it also held that claims for retroactive application of this rule would be barred under certain circumstances. On May 29, 2014 the Supreme Court rendered its decision with respect to the case involving the five GM Korea employees and remanded the case to the Seoul High Court consistent with its December 2013 ruling. In July 2014 GM Korea and its labor union agreed to include bonuses and certain allowances in Ordinary Wages retroactively to March 1, 2014. Therefore our accrual related to these cases was reclassified from a contingent liability to the Pensions liability. We estimate our reasonably possible loss, as defined by ASC 450, “Contingencies,” in excess of amounts accrued to be 568 billion South Korean Won (equivalent to $512 million) at March 31, 2015, which relates to periods before March 1, 2014. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. At March 31, 2015 we have identified a reasonably possible loss in excess of the amount of our accrual of 168 billion South Korean Won (equivalent to $152 million). Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available. These cases are currently pending before various district courts in Korea and the Supreme Court.

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

GM Financial Subpoena

In connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, the Department of Justice in July 2014 served GM Financial with a subpoena directing GM Financial to produce certain documents relating to the origination and securitization of sub-prime automobile loans by GM Financial and its subsidiaries and affiliates since 2007. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. GM Financial was subsequently served with additional investigative subpoenas to produce documents from state attorneys general and other governmental offices relating to its sub-prime automotive finance business and securitization of

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

sub-prime automobile loans. In October 2014 GM Financial received a document request from the SEC in connection with its investigation into certain practices in sub-prime automobile loan securitization. GM Financial is investigating these matters internally and believes that it is cooperating with all requests. Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect GM Financial or any of its subsidiaries and affiliates.

Product Liability

With respect to product liability claims involving our and General Motors Corporation products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. In addition we indemnify dealers for certain product liability related claims including products sold by General Motors Corporation's dealers. Liabilities have been recorded in Accrued liabilities and Other liabilities for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. In light of vehicle recalls in recent years it is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

Ignition Switch Recall Compensation Program

In the three months ended June 30, 2014 we recorded a charge of $400 million as a result of the creation of a compensation program (the Program) for accident victims who died or suffered physical injury (or for their families) as a result of a faulty ignition switch related to the 2.6 million vehicles recalled in the three months ended March 31, 2014. The Program is being administered by an independent program administrator. The independent administrator has established a protocol that defines the eligibility requirements to participate in the Program. There is no cap on the amount of payments that can be made to claimants under the Program.

The amounts recorded for the Program were recorded in Automotive selling, general and administrative expense in Corporate and were treated as an adjustment for earnings before interest and taxes (EBIT)-adjusted reporting purposes. In the three months ended March 31, 2015, based on the Program's claims experience, we increased our accrual by $150 million. The following table summarizes the activity for the Program since its inception (dollars in millions):

Activity
Balance at April 1, 2014	$—
Additions	400
Payments	(85)
Balance at December 31, 2014	315
Additions	150
Payments	(115)
Balance at March 31, 2015	$350

Based on currently available information we believe our accrual at March 31, 2015 is adequate to cover the estimated costs under the Program. However, it is reasonably possible that the liability could exceed our recorded amount by $50 million based on total charges recorded of $550 million through March 31, 2015, which would bring the total charge under the Program to $600 million, which is consistent with the range provided at the inception of the Program. The most significant estimates affecting the amount recorded include the number of participants that have eligible claims related to death and physical injury, which also contemplates the severity of injury, the length of hospital stays and related compensation amounts and the number of people who actually elect to participate in the Program. Our estimate is subject to significant uncertainties, as programs of this nature are highly unusual and each eligible claim will have a unique underlying fact pattern. While we do not anticipate material changes to our current estimate, it is possible that material changes could occur if actual eligible claims and the related compensation amounts differ from this estimate.

The Program accepted claims from August 1, 2014 through January 31, 2015 and received a total of 4,342 claims. Payments to eligible claimants began in the three months ended December 31, 2014 and will continue through the end of 2015. Accident victims (or their families) could choose not to participate in the Program and pursue litigation against us. Accident victims (or their families)

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

that accept a payment under the Program agree to settle all claims against GM related to the accident. At April 17, 2015 the independent program administrator had determined 244 claims to be eligible for payment under the Program. Remaining claims are either under review, deficient awaiting further documentation or deemed ineligible. We expect the Program to complete its claims review process in the third quarter of 2015. At April 17, 2015 we had paid $208 million to eligible claimants under the Program since its inception.

Other Matters

Brazil Excise Tax Incentive

In October 2012 the Brazilian government issued a decree which increased an excise tax rate by 30 percentage points, but also provided an offsetting tax incentive that requires participating companies to meet certain criteria, such as local investment and fuel efficiency standards. Participating companies that fail to meet the required criteria are subject to clawback provisions and fines. At March 31, 2015 we believe it is reasonably assured that the program requirements will be met based on the current business model and available technologies.

Korea Fuel Economy Certification

In 2014 we determined the certified fuel economy ratings on our Cruze 1.8L gasoline vehicles sold in Korea were incorrect. We re-tested and re-certified the Cruze fuel economy ratings which fell below our prior certification and self-reported this issue to local government authorities. We voluntarily announced a customer compensation program for current and previous Cruze owners and recorded an insignificant charge in the three months ended December 31, 2014.

In November 2014 the Korean government released new fuel economy certification guidelines. We are reviewing the impact the new testing guidelines may have on the domestic fuel economy certification ratings of our products.

India Tavera Emissions Compliance

In 2013 we determined there was an emissions compliance issue with certain Tavera models produced in India. We self-reported this issue in the three months ended September 30, 2013 to local government authorities and are continuing to cooperate. We developed a solution, and while the issue was not safety related, we voluntarily recalled the vehicles to serve our customers. We believe our accrual at March 31, 2015 is adequate to cover the estimated costs of the recalled vehicles.

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

In the three months ended March 31, 2015 income tax expense of $529 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. In the three months ended March 31, 2014 income tax benefit of $224 million primarily resulted from deductions taken for stock investments in non-U.S. affiliates.

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

The following tables summarize the reserves related to restructuring and other initiatives and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2015	$459	$751	$166	$2	$1,378
Additions, interest accretion and other	9	127	37	11	184
Payments	(19)	(385)	(22)	(11)	(437)
Revisions to estimates and effect of foreign currency	(11)	(53)	(10)	—	(74)
Balance at March 31, 2015(a)	$438	$440	$171	$2	$1,051

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2014	$497	$503	$333	$16	$1,349
Additions, interest accretion and other	10	191	48	49	298
Payments	(30)	(106)	(21)	(51)	(208)
Revisions to estimates and effect of foreign currency	(6)	2	(2)	(1)	(7)
Balance at March 31, 2014(a)	$471	$590	$358	$13	$1,432
________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $353 million and $352 million at March 31, 2015 and 2014 for GMNA, primarily relate to postemployment benefits to be paid.

Three Months Ended March 31, 2015

Restructuring and other initiatives primarily related to: (1) the change in our business model in Russia described below; and (2) separation programs in Australia, Korea, Thailand and Indonesia and the withdrawal of the Chevrolet brand from Europe which had a total cost of $551 million and affected a total of 4,220 employees at GMIO through March 31, 2015. We expect to complete these programs in GMIO in 2017 and incur additional restructuring and other charges of $245 million.

Three Months Ended March 31, 2014

Restructuring and other initiatives primarily related to: (1) the termination of all vehicle and transmission production at our Bochum, Germany facility in 2014 which had a total cost of $381 million through March 31, 2014; (2) separation programs in Australia and Korea and programs related to the withdrawal of the Chevrolet brand from Europe which had a total cost of $363 million and had affected a total of 3,350 employees at GMIO through March 31, 2014; and (3) separation programs in Brazil and Venezuela which had a total cost of $149 million at GMSA through March 31, 2014.

Change of Business Model in Russia

In March 2015 we announced plans to change our business model in Russia and will cease manufacturing, eliminate Opel brand distribution and reduce Chevrolet brand distribution by the end of 2015. This decision impacts 300 dealers and distributors and 1,130 employees. As a result we recorded pre-tax charges of $428 million at GME and GMIO in the three months ended March 31, 2015, net of noncontrolling interests of $51 million. These charges included dealer restructuring and other contract cancellation costs of $111 million and employee severance costs of $10 million which are reflected in the table above. The remaining charges for cumulative translation adjustment associated with the substantial liquidation of certain legal entities and other of $177 million, sales incentives and inventory related costs of $128 million and asset impairment charges of $53 million are not included in the table above. We may incur additional charges for exit costs of up to $100 million through 2016.

Note 13. Stockholders' Equity

Preferred and Common Stock

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had 1.6 billion shares of common stock issued and outstanding at March 31, 2015 and December 31, 2014. In December 2014 we redeemed all of the remaining outstanding shares of our Series A preferred stock. In the three months ended March 31, 2015 we purchased 10 million shares of our outstanding common stock for $375 million, of which $300 million was cash settled in the three months ended March 31, 2015, as part of the common stock repurchase program announced in March 2015.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes dividends paid on our preferred and common stock (dollars in millions):

	Three Months Ended
	March 31, 2015	March 31, 2014
Series A preferred stock		$88
Common stock	$485	$481

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss (dollars in millions):

	Three Months Ended
	March 31, 2015	March 31, 2014
Foreign Currency Translation Adjustments
Balance at beginning of period	$(1,064)	$(614)
Other comprehensive income (loss) before reclassification adjustment, net of tax(a)	22	(98)
Reclassification adjustment, net of tax(a)(b)	170	—
Other comprehensive income (loss), net of tax	192	(98)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(9)	3
Balance at end of period	$(881)	$(709)
Unrealized Gains and Losses on Securities, Net
Balance at beginning of period	$(3)	$2
Other comprehensive income before reclassification adjustment, net of tax(a)	6	4
Reclassification adjustment, net of tax(a)	(1)	(1)
Other comprehensive income, net of tax	5	3
Balance at end of period	$2	$5
Defined Benefit Plans, Net
Balance at beginning of period	$(7,006)	$(2,501)
Other comprehensive loss before reclassification adjustment - prior service cost or credit, net of tax(a)	(3)	(5)
Other comprehensive income before reclassification adjustment - actuarial gains or losses, net of tax(a)	491	28
Other comprehensive income before reclassification adjustment, net of tax	488	23
Reclassification adjustment - prior service cost or credit, net of tax(a)(c)	—	15
Reclassification adjustment - actuarial gains or losses, net of tax(a)(c)	66	29
Reclassification adjustment, net of tax(a)	66	44
Other comprehensive income, net of tax	554	67
Balance at end of period	$(6,452)	$(2,434)
_______

(a)	The income tax effect was insignificant in the three months ended March 31, 2015 and 2014.

(b)	Related to the change of our business model in Russia. Included in Automotive cost of sales. Refer to Note 12 for additional information.

(c)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 9 for additional information.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended
	March 31, 2015	March 31, 2014
Basic earnings per share
Net income attributable to stockholders	$945	$213
Less: cumulative dividends on Series A preferred stock(a)		(88)
Net income attributable to common stockholders	$945	$125

Weighted-average common shares outstanding	1,617	1,587
Basic earnings per common share	$0.58	$0.08
Diluted earnings per share
Net income attributable to common stockholders - basic	$945	$125
Less: earnings adjustment for dilutive stock compensation rights	—	(17)
Net income attributable to common stockholders - diluted	$945	$108

Weighted-average common shares outstanding - basic	1,617	1,587
Dilutive effect of warrants and restricted stock units (RSUs)	69	104
Weighted-average common shares outstanding - diluted	1,686	1,691

Diluted earnings per common share	$0.56	$0.06
________

(a)	Includes earned but undeclared dividends of $15 million on our Series A preferred stock in the three months ended March 31, 2014.

In the three months ended March 31, 2015 and 2014 warrants to purchase 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

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

In addition to the products sold to dealers for consumer retail sales, cars and trucks are also sold to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. Fleet sales are completed through the network of dealers and in some cases directly with fleet customers. Retail and fleet customers can obtain a wide range of aftersale vehicle services and products through the dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories and extended service warranties.

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

The following tables summarize key financial information by segment (dollars in millions):

	At and For the Three Months Ended March 31, 2015
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$24,676	$4,449	$3,112	$2,092	$35		$34,364	$1,354	$(6)	$35,712
Income (loss) before automotive interest and taxes-adjusted	$2,182	$(239)	$371	$(214)	$(229)		$1,871	$214	$(3)	$2,082
Adjustments(a)	$32	$(337)	$(92)	$—	$(150)		$(547)	$—	$—	(547)
Automotive interest income										49
Automotive interest expense										(110)
Net loss attributable to noncontrolling interests										(37)
Income before income taxes										$1,437

Total assets	$94,868	$10,099	$22,991	$9,071	$20,401	$(25,303)	$132,127	$49,478	$(1,687)	$179,918
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,101	$121	$111	$76	$4	$(1)	$1,412	$345	$—	$1,757
__________

(a)
Consists of net insurance recoveries related to flood damage of $32 million in GMNA; costs related to the change in our business model in Russia of $337 million in GME and $91 million in GMIO, which is net of non-controlling interests; charge related to the ignition switch recall compensation program of $150 million in Corporate; and other of $1 million.

	At and For the Three Months Ended March 31, 2014
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$24,404	$5,620	$3,230	$3,025	$36		$36,315	$1,097	$(4)	$37,408
Income (loss) before automotive interest and taxes-adjusted	$557	$(284)	$252	$(156)	$(123)		$246	$221	$(1)	$466
Adjustments(a)	$—	$—	$(9)	$(419)	$—		$(428)	$1	$—	(427)
Automotive interest income										53
Automotive interest expense										(103)
Net income attributable to noncontrolling interests										67
Income before income taxes										$56

Total assets	$94,538	$12,339	$22,885	$11,136	$28,377	$(33,668)	$135,607	$40,079	$(2,080)	$173,606
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,092	$109	$114	$101	$16	$(1)	$1,431	$176	$—	$1,607
__________

(a)	Consists of Venezuela currency devaluation of $419 million in GMSA and other of $8 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the consolidated financial statements and notes thereto included in our 2014 Form 10-K, as filed with the SEC.

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

Management uses return on invested capital (ROIC) to review investment and capital allocation decisions. We define ROIC as EBIT-adjusted for the trailing four quarters divided by average net assets, which is considered to be the average equity balances adjusted for certain assets and liabilities during the same period.

Management uses adjusted free cash flow to review the liquidity of our automotive operations. We measure adjusted free cash flow as cash flow from operations less capital expenditures adjusted for management actions, primarily related to strengthening our balance sheet, such as accrued interest on prepayments of debt and voluntary contributions to employee benefit plans. Refer to the “Liquidity and Capital Resources” section of MD&A for our reconciliation of this non-GAAP measure to the most directly comparable financial measure under U.S. GAAP.

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

The following table summarizes the reconciliation of ROIC (dollars in billions):

	Four Quarters Ended
	March 31, 2015	March 31, 2014
EBIT-adjusted	$8.1	$7.3
Average equity	$39.7	$40.6
Add: Average automotive debt and interest liabilities (excluding capital leases)	7.3	5.6
Add: Average automotive net pension & OPEB liability	27.4	30.3
Less: Average fresh start accounting goodwill	(0.1)	(0.4)
Less: Average net automotive income tax asset	(32.6)	(33.1)
ROIC average net assets	$41.7	$43.0

ROIC	19.5%	16.9%

Overview

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our strategic plan includes several major initiatives that we anticipate will help us achieve 9% to 10% margins on an EBIT-adjusted basis (EBIT-adjusted margins, calculated as EBIT-adjusted divided by Net sales and revenue) by early next decade: (1) earn customers for life by developing a strong product pipeline, leading the industry in quality and safety and delivering on our commitments; (2) lead the industry in product design, with our light-weighting and mixed material body structures and in leading edge technology, including the launch of 4G LTE in China and expansion of OnStar to Europe; (3) grow our brands, particularly the Cadillac brand in the U.S. and China; (4) continue our growth in China; (5) continue our growth of GM Financial into our full captive automotive financing company; (6) deliver core operating efficiencies by institutionalizing Operational Excellence; and (7) execute our capital allocation strategy as described below. Our financial targets include the following:

•
Expected improvement of EBIT-adjusted and EBIT-adjusted margins in all automotive segments in 2015 due primarily to the following anticipated trends: (1) an approximately 3% increase in global industry vehicle sales; (2) improved mix of full-size sport utility vehicles (SUVs) and full-size pick-up trucks; and (3) lower overall restructuring costs; partially offset by (4) higher marketing and engineering costs; and (5) unfavorable foreign currency effects;

•	Adjusted automotive free cash flow is expected to be flat to up in 2015 compared to 2014;

•	Forecasted consolidated EBIT-adjusted margins of 9% to 10% by the 2020s;

•	Expected consolidated ROIC of greater than 20%;

•	Expected cost efficiency improvements in manufacturing, material and logistics costs and from global business services initiatives and IT transformation;

•	Expected EBIT-adjusted margins of 10% in GMNA in 2016, which we anticipate will be driven by product launches, disciplined pricing and a focus on fixed costs;

•
An anticipated return to positive EBIT-adjusted in GME in 2016 driven by investments in our product portfolio, a revised brand strategy, the wind-down of our Russia operations and reduced material, development and production costs assuming Europe does not suffer another recession;

•
Expected continued improvement of our results in GMIO (excluding the results of our Automotive China JVs) through our emerging market product portfolio, improvements in brand strategy and dealer networks, cost structure and sourcing over the medium term;

•
Continued strong net income margins at our Automotive China JVs, with plans to invest approximately $14 billion in China through 2018 and anticipated increase in vehicle sales volumes by nearly 40% from 2014 to 2018;

•	Expected continued improvement of our core operations in GMSA through product launches and material and logistics optimization, with a long-term objective of single digit EBIT-adjusted margins;

•
An anticipated increase of GM Financial’s support of the sale of new GM vehicles around the world through a comprehensive suite of financing products, including continuing on the path towards full global captive capability; and

•	Expected income before income taxes-adjusted for GM Financial to more than double from 2014 to 2018.

Automotive Summary and Outlook

We analyze the results of our automotive business through our four geographically-based segments:

GMNA

Automotive industry volume has continued to grow in North America. In January 2015 we expected U.S. industry light vehicle sales for the calendar year to fall in a range of 16.5 - 17.0 million units. In the three months ended March 31, 2015 the seasonally-adjusted annual selling rate for light vehicles was 16.7 million units. Based on our current cost structure, we estimate GMNA’s breakeven point at the U.S. industry level to be in the range of 10 - 11 million units.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2015 our U.S. retail vehicle sales increased at a rate approximately 0.6 percentage points less than industry sales. As a result our U.S. market share decreased by 0.1 percentage points. U.S. market share for Buick, Chevrolet and Cadillac decreased, while GMC increased compared to the prior year.
GMNA continued to generate increases in average transaction prices (ATP) in the U.S. According to J.D. Power PIN estimates, in the three months ended March 31, 2015 ATP increased approximately $1,850 per unit compared to the prior year on the continued strength of large pick-ups and SUVs. Contributing to the ATP, our U.S. year-to-date incentive spending as a percentage of ATP decreased by 0.3 percentage points, while industry spending increased by 0.2 percentage points compared to the prior year.
The first deliveries of the new 2015 Chevrolet Colorado and GMC Canyon mid-size pick-ups occurred in September 2014. In order to meet demand of the new mid-size pickups, a third production shift was added at our Wentzville, MO assembly plant in March 2015. Sales of the Chevrolet Trax small SUV also increased in the three months ended March 31, 2015 following its recent launch in the U.S. The 2015 Chevrolet Trax small SUV has received the highest possible 5-star Overall Vehicle Score for safety as part of the National Highway Traffic Safety Administration’s New Car Assessment Program.

In the year ending December 31, 2015 we expect an increase in EBIT-adjusted and EBIT-adjusted margins due primarily to: (1) a slight increase in U.S. industry vehicle sales; and (2) full year production of full-size SUVs; partially offset by (3) increased engineering and marketing costs.

The UAW contract we entered into in September 2011 expires in September 2015. We consider our relationships with employees to be good, but a work stoppage for any reason could have a material adverse effect on our business.

GME

The automotive industry conditions in Europe remain challenging due to economic uncertainty resulting from weak gross domestic growth, high unemployment and vehicle production overcapacity. Despite such conditions, automotive industry sales to retail and fleet customers began to improve in late 2013. This trend continued in the three months ended March 31, 2015 with industry sales to retail and fleet customers of 5 million vehicles representing a 2.8% increase compared to the corresponding period in 2014.

Our European operations are benefiting from this trend and continue to show signs of improvement underscored by further improvement in our Opel and Vauxhall market share in the three months ended March 31, 2015, which builds on our market share increases in 2013 and 2014.

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

Economic and market conditions in Russia remain and are expected to continue to be very challenging for the foreseeable future. In addition we do not have appropriate localization levels for key vehicles built in Russia and we would need to make significant future capital investments in order to improve our localization levels to ensure our products are competitive in the Russian market. As a result of these conditions our Russia business model is not sustainable over the long-term. In March 2015 we announced plans to change our business model and will cease manufacturing, eliminate Opel brand distribution and minimize Chevrolet brand distribution in Russia by the end of 2015. Refer to Note 12 to our condensed consolidated financial statements for additional information related to the impact of the change in our business model in Russia.

Despite the headwinds in Russia, we expect the European automotive industry to continue to moderately improve and we expect to have positive EBIT-adjusted in GME in 2016. In the year ending December 31, 2015 we expect an increase in EBIT-adjusted and EBIT-adjusted margins due primarily to: (1) lower restructuring costs; partially offset by (2) higher engineering, marketing and depreciation and amortization cost; and (3) unfavorable foreign currency effects.

GMIO

We are addressing many of the challenges in our GMIO operations and continue to strategically assess the manner in which we operate in certain countries within GMIO. In 2013 we announced the withdrawal of the Chevrolet brand from Western and Central

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Europe and the ceasing of manufacturing and significant reduction of engineering operations in Australia by 2017 and incurred impairment and other charges in 2013, 2014 and 2015. In February 2015 we announced a Southeast Asia transformation plan including the transition of our Indonesian operations to a national sales company and ceasing vehicle production by the end of June 2015, along with the restructuring of our Thailand operations to focus on trucks and SUVs. As a result we recorded an insignificant charge in the three months ended March 31, 2015. We continue to execute these plans and within the financial impact that we projected. As we continue to assess our performance throughout the region, additional restructuring and rationalization actions may be required and may be material.

To address the significant industry, market share, pricing and foreign exchange pressures in the region, we continue to focus on product portfolio enhancements, manufacturing footprint rationalization, increased local sourcing of parts, cost structure reductions, as well as brand and dealer network improvements which we expect to favorably impact the region over the medium term. However, with the significant reduction in wholesale volumes and forward pricing pressures in certain markets, we tested certain long-lived assets for impairment and additional testing may occur in the near term. Determining whether long-lived assets need to be tested for impairment, whether recorded amounts are recoverable and the estimate of impairment and other charges, if any, is subject to significant uncertainty and highly dependent on finalization of our strategic assessments and associated financial forecasts.

In the year ending December 31, 2015 we expect an increase in EBIT-adjusted and EBIT-adjusted margins due primarily to: (1) improved profit at our Automotive China JVs; (2) a flat to slight increase in industry vehicle sales; (3) improved product mix in the Middle East; and (4) improved cost performance; partially offset by (5) higher restructuring costs; and (6) unfavorable foreign currency effects.

In China we are expecting an increase in vehicle sales driven by new vehicle launches and a full year of the 2014 launches.

GMSA

We remeasure our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities utilizing the rate determined by an auction process conducted by Venezuela’s Complementary System of Foreign Currency Administration (SICAD). Future devaluations of the SICAD rates may have a material impact on the results of operations in Venezuela. In addition to currency controls already in place and the effect low oil prices are having on the currency exchange mechanism the Venezuelan government announced pricing controls that, taken with other initiatives, require us to closely monitor and consider our ability to maintain a controlling financial interest in our Venezuelan subsidiaries. Refer to the "GM South America" section of MD&A for additional information.

During the three months ended March 31, 2015 the Brazilian automotive industry has been significantly impacted by the deterioration of the Brazilian Real, an economic slowdown and a lack of consumer confidence coupled with overcapacity. Brazilian automotive industry sales to retail and fleet customers were 0.7 million vehicles in the three months ended March 31, 2015, representing a 17.0% decrease compared to the corresponding period in 2014.

We have formulated a plan to implement various actions in the region to strengthen our operations and increase our competitiveness. The key areas of the plan include optimizing our product portfolio in order to adjust vehicle prices to offset foreign exchange exposure and reducing material, development and production costs, including restructuring activities. The success of these actions will depend on a combination of our ability to execute and external factors which are outside of our control. We believe the adverse economic conditions and their effect on the Brazilian automotive industry will continue through the end of 2015.

In the year ending December 31, 2015 we expect an increase in EBIT-adjusted and EBIT-adjusted margins due primarily to: (1) a slight improvement in market share; (2) improved product and country mix; and (3) improved pricing; partially offset by (4) higher marketing, labor, material and logistics costs; and (5) unfavorable foreign currency effects.

Corporate

In March 2015 management announced its plan to return all available free cash flow to stockholders while maintaining an investment-grade balance sheet. Management's capital allocation framework includes a combined cash and marketable securities balance target of $20 billion and plans to reinvest in the business at an average target ROIC rate of 20% or more. In connection with this plan we announced a program which authorized the initial purchase of $5 billion of our common stock to begin in March 2015 and conclude before the end of 2016. At April 21, 2015 we had purchased 19 million shares of our outstanding common

GENERAL MOTORS COMPANY AND SUBSIDIARIES

stock for $725 million. Also, in April 2015 we announced an increase of our quarterly common stock dividend to $0.36 per share effective in the second quarter of 2015.

In the three months ended March 31, 2015, based on the ignition switch recall compensation program's claims experience, we increased our accrual for the program by $150 million. This increase to the accrual was recorded in Automotive selling, general and administrative expense and was treated as an adjustment for EBIT-adjusted reporting purposes. Total charges recorded since inception of the compensation program are $550 million. However, it is reasonably possible that the liability could exceed our recorded amount by $50 million, which is consistent with the range provided at the inception of the program. Moreover, it is possible that we could incur additional charges materially in excess of these amounts as a result of various legal proceedings and investigations relating to the ignition switch recalls announced in 2014. These recalls have led to various inquiries, investigations, subpoenas, requests for information and complaints from the U.S. Attorney Office for the Southern District of New York, Congress, the SEC, Transport Canada and 50 state attorneys general. In addition these and other recalls have resulted in a number of claims and lawsuits. Refer to Note 10 to our condensed consolidated financial statements for additional information. Such lawsuits and investigations could in the future result in the imposition of damages, substantial fines, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as significant legal and other costs. There can be no assurance as to how the resulting consequences, if any, may impact our business, reputation, consolidated financial condition, results of operations or cash flow. We cannot currently estimate the potential liability, damages or range of potential loss as a result of the legal proceedings and government investigations relating to the ignition switch recall.

At March 31, 2015 our European businesses had deferred tax asset valuation allowances of $4.4 billion. As a result of the 2014 changes in our European operating structure and improving financial performance in certain jurisdictions, we continue to experience positive evidence trends. If these operations generate profits and taxable income in the future, it is reasonably possible our conclusion regarding the need for full valuation allowances could change, resulting in the reversal of significant portions of the valuation allowances. In the quarter in which significant valuation allowances are reversed, we will record a material tax benefit reflecting the reversal, which could result in a lower or negative effective tax rate for both the quarter and full year.

Wholesale and Retail Vehicle Sales

We present both wholesale and retail vehicle sales data to assist in the analysis of our revenue and our market share. We do not currently export vehicles to Cuba, Iran, North Korea, Sudan and Syria. Accordingly, these countries are excluded from industry sales data in the tables below and corresponding calculations of our market share.

Wholesale vehicle sales data, which represents sales directly to dealers and others, is the measure that correlates vehicle sales to our revenue from the sale of vehicles, which is the largest component of automotive Net sales and revenue. Wholesale vehicle sales exclude vehicles produced by unconsolidated joint ventures. We estimate our global breakeven point based on our wholesale unit sales, excluding Automotive China JVs, to be approximately 5 million annual wholesale unit sales. In the three months ended March 31, 2015, 49.5% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Three Months Ended
	March 31, 2015		March 31, 2014
GMNA	829	59.6%	807	55.0%
GME	268	19.3%	291	19.8%
GMIO	144	10.3%	162	11.0%
GMSA	150	10.8%	208	14.2%
Worldwide	1,391	100.0%	1,468	100.0%

Retail vehicle sales data, which represents sales to the end customers based upon the good faith estimates of management, including fleets, does not correlate directly to the revenue we recognize during the period. However, retail vehicle sales data is indicative of the underlying demand for our vehicles. Market share information is based primarily on retail vehicle sales volume. In countries where end customer data is not readily available other data sources, such as wholesale or forecast volumes, are used to estimate retail vehicle sales.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Retail vehicle sales data includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Certain joint venture agreements in China allow for the contractual right to report vehicle sales of non-GM trademarked vehicles by those joint ventures. Retail vehicle sales data includes vehicles sold through the dealer registration channel. This sales channel consists primarily of dealer demonstrator, loaner and self-registered vehicles (primarily in Europe). These vehicles are not eligible to be sold as new vehicles after being registered by dealers. Certain fleet sales that are accounted for as operating leases are included in retail vehicle sales at the time of delivery to the daily rental car companies. The following table summarizes total industry retail sales volume, or estimated sales volume where retail sales volume is not available, of new vehicles and the related competitive position by geographic region (vehicles in thousands):

	Three Months Ended
	March 31, 2015			March 31, 2014
	Industry	GM	GM % of Industry	Industry	GM	GM % of Industry
North America
United States	4,040	684	16.9%	3,816	650	17.0%
Other	769	106	13.7%	702	95	13.5%
Total North America	4,809	790	16.4%	4,518	745	16.5%
Europe
United Kingdom	844	86	10.2%	777	85	11.0%
Germany	833	55	6.6%	782	57	7.2%
Russia	389	13	3.5%	614	54	8.7%
Other	2,723	138	5.0%	2,486	141	5.7%
Total Europe	4,789	292	6.1%	4,659	337	7.2%
Asia/Pacific, Middle East and Africa
China(a)	6,219	939	15.1%	6,009	919	15.3%
Other	5,007	199	4.0%	5,208	204	3.9%
Total Asia/Pacific, Middle East and Africa	11,226	1,138	10.1%	11,217	1,123	10.0%
South America
Brazil	674	112	16.6%	813	137	16.8%
Other	398	67	17.0%	480	74	15.5%
Total South America	1,072	179	16.7%	1,293	211	16.3%
Total Worldwide	21,896	2,399	11.0%	21,687	2,416	11.1%
United States
Cars	1,796	220	12.2%	1,781	265	14.9%
Trucks	1,135	269	23.7%	1,014	207	20.4%
Crossovers	1,109	195	17.6%	1,021	178	17.4%
Total United States	4,040	684	16.9%	3,816	650	17.0%
__________

(a)	End user data is not readily available for the industry; therefore, wholesale volumes were used for Industry, GM and GM % of Industry.

The vehicle sales at our Automotive China JVs presented in the following table are included in our retail vehicle sales (vehicles in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
SAIC General Motors Sales Co., Ltd.	418	422
SAIC-GM-Wuling Automobile Co., Ltd. and FAW-GM Light Duty Commercial Vehicle Co., Ltd.	521	497

In the three months ended March 31, 2015 we estimate we had the largest market share, based upon retail vehicle sales, in North America and South America, the number six market share in Europe and the number three market share in the Asia/Pacific, Middle East and Africa region.

Automotive Financing - GM Financial Summary and Outlook

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial is currently seeking to expand its prime lending programs in North America and anticipates that prime lending will become an increasing percentage of the consumer portfolio balance over time. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout economic cycles. GM Financial completed the acquisitions of Ally Financial's automotive finance and financial services businesses in Europe and Latin America during 2013. On January 2, 2015 GM Financial completed its acquisition of Ally Financial's 40% equity interest in SAIC-GMAC in China for $1.0 billion. Also on January 2, 2015 GM Financial sold a 5% equity interest in SAIC-GMAC to SAICFC, a current shareholder of SAIC-GMAC, for proceeds of $125 million. As a result of these transactions GM indirectly owns 45% of SAIC-GMAC.

In February 2015 GM Financial became our exclusive U.S. lease provider for Buick-GMC dealers. Our exclusive leasing arrangements with GM Financial extended to Cadillac dealers in March 2015 and to Chevrolet dealers in April 2015.

In the year ending December 31, 2015 we expect income before income taxes-adjusted to remain consistent with 2014 because our near-term financial results will be impacted by additional provisions on loan losses and interest expense resulting from the growth of the business.

Consolidated Results

Total Net Sales and Revenue

	Three Months Ended				Variance Due To
	March 31, 2015	March 31, 2014	Favorable/ (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$24,676	$24,404	$272	1.1%	$0.6	$0.5	$(0.6)	$(0.3)
GME	4,449	5,620	(1,171)	(20.8)%	$(0.4)	$(0.1)	$0.2	$(0.9)
GMIO	3,112	3,230	(118)	(3.7)%	$(0.3)	$0.3	$0.1	$(0.3)
GMSA	2,092	3,025	(933)	(30.8)%	$(0.8)	$0.1	$0.2	$(0.6)
Corporate	35	36	(1)	(2.8)%				$—
Automotive	34,364	36,315	(1,951)	(5.4)%	$(0.8)	$0.8	$—	$(1.9)
GM Financial	1,348	1,093	255	23.3%				$0.3
Total net sales and revenue	$35,712	$37,408	$(1,696)	(4.5)%	$(0.8)	$0.8	$—	$(1.7)

Refer to the regional sections of the MD&A for additional information.

Automotive Cost of Sales and Inventories

	Three Months Ended				Variance Due To
	March 31, 2015	March 31, 2014	Favorable/ (Unfavorable)%		Volume	Mix	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$20,896	$22,187	$1,291	5.8%	$(0.4)	$—	$1.7
GME	4,455	5,366	911	17.0%	$0.3	$—	$0.6
GMIO	3,095	3,182	87	2.7%	$0.2	$(0.2)	$—
GMSA	2,073	3,389	1,316	38.8%	$0.6	$(0.1)	$0.8
Corporate and eliminations	155	3	(152)	n.m.			$(0.2)
Total automotive cost of sales	$30,674	$34,127	$3,453	10.1%	$0.8	$(0.2)	$2.9
________
n.m. = not meaningful

Refer to the regional sections of the MD&A for additional information on volume and mix.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2015 favorable Other was due primarily to: (1) favorable net foreign currency effect of $1.7 billion due primarily to the weakening of the Brazilian Real, Euro, British Pound, Canadian Dollar and Mexican Peso against the U.S. Dollar and the Venezuela Bolivar Fuerte (BsF) devaluation in 2014; (2) a decrease in recall campaign and courtesy transportation charges of $1.2 billion; (3) decreased material and freight costs of $0.2 billion; and (4) separation charges related to the Bochum plant closing in GME of $0.2 billion in 2014; partially offset by (5) costs related to the change in our business model in Russia of $0.3 billion.

	Inventories			Days on Hand
	March 31, 2015	March 31, 2014	Increase/ (Decrease)	March 31, 2015	March 31, 2014	Increase/ (Decrease)
	(Dollars in Millions)
GMNA	$7,111	$6,198	$913	31	25	6
GME	3,184	3,849	(665)	64	65	(1)
GMIO	2,208	2,987	(779)	64	84	(20)
GMSA	1,548	1,803	(255)	67	48	19
Total	$14,051	$14,837	$(786)	41	39	2

Days on hand is calculated as Inventories divided by Automotive cost of sales multiplied by 90.

Other
(Dollars in Millions)

	Three Months Ended
	March 31, 2015	March 31, 2014	Favorable/ (Unfavorable)%
Automotive selling, general and administrative expense	$3,117	$2,941	$(176)	(6.0)%
Interest income and other non-operating income, net	$241	$89	$152	170.8%

In the three months ended March 31, 2015 Automotive selling, general and administrative expense increased due primarily to: (1) expense related to the ignition switch recall compensation program of $0.2 billion; and (2) costs related to the change in our business model in Russia of $0.1 billion.

In the three months ended March 31, 2015 Interest income and other non-operating income, net increased due primarily to favorable foreign currency effect related to intercompany foreign currency denominated loans.

GM North America

	Three Months Ended				Variance Due To
	March 31, 2015	March 31, 2014	Favorable / (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$24,676	$24,404	$272	1.1%	$0.6	$0.5	$(0.6)	$(0.3)
EBIT-adjusted	$2,182	$557	$1,625	291.7%	$0.2	$0.5	$(0.6)	$1.5
	(Vehicles in thousands)
Wholesale vehicle sales	829	807	22	2.7%

GMNA Total Net Sales and Revenue

In the three months ended March 31, 2015 Total net sales and revenue increased due primarily to: (1) increased wholesale volumes due to full-size SUVs, Chevrolet Colorado, Impala and Trax; partially offset by decreases in Cadillac ATS and CTS, Buick Lacrosse and Chevrolet Malibu; (2) favorable mix due to full-size SUVs; partially offset by the Chevrolet Impala; partially offset by (3) unfavorable pricing primarily related to carryover vehicles and (4) unfavorable Other of $0.3 billion due to unfavorable foreign currency effect related primarily to the weakening of the Canadian Dollar and Mexican Peso against the U.S. Dollar.

GMNA EBIT-Adjusted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2015 EBIT-adjusted increased due primarily to: (1) favorable mix due to full-size SUVs; partially offset by the Chevrolet Impala; (2) increased wholesale volumes due to full-size SUVs, Chevrolet Colorado, Impala, and Trax; partially offset by decreases in the Cadillac ATS and CTS, Buick Lacrosse and Chevrolet Malibu; (3) favorable Other of $1.5 billion due primarily to a decrease in recall-related charges of $1.3 billion and decreased material and freight costs of $0.2 billion; partially offset by (4) unfavorable pricing primarily related to carryover vehicles.

Recall Campaigns

In the year ended December 31, 2014 we experienced a significant increase in the number of vehicles subject to recall in North America resulting in incremental charges for the estimated costs of parts and labor to repair these vehicles and courtesy transportation for certain recalls. There were approximately 36 million vehicles subject to recalls announced in the year ended December 31, 2014. This included approximately 10 million vehicles subject to multiple recalls and reflects the results of our ongoing comprehensive safety review, additional engineering analysis and our overall commitment to customer satisfaction. We expect to complete repairs on 75% of the vehicles under these recalls by the end of 2015.

The following table summarizes the $1.3 billion in charges recorded for the 7 million vehicles subject to recalls announced in the three months ended March 31, 2014 (vehicles in millions and dollars in billions):

Repair Issue	Vehicle Makes (Model Years)	Vehicles	Estimated Cost
Ignition switch and ignition cylinder, including courtesy transportation	Certain Chevrolet, Pontiac & Saturn (2003-2011)	2.6	$0.7
Electronic power steering	Certain Chevrolet, Pontiac & Saturn (2003-2010)	1.9	0.3
Side mounted airbag connector	Certain Chevrolet, Buick, GMC & Saturn (2008-2013)	1.3	0.2
Various	Various	1.2	0.1
		7.0	$1.3

Based on the per vehicle part and labor cost, number of vehicles impacted and the expected number of vehicles to be repaired we believe the amounts recorded are adequate to cover the costs of these recall campaigns.

We are actively engaging customers and servicing vehicles affected by the ignition switch recalls announced in the three months ended March 31, 2014. We notified affected customers to schedule an appointment with their dealers as replacement parts are available. We began repairing vehicles in early April 2014 using parts that have undergone end-of-line quality inspection for performance of six critical operating parameters. We have produced sufficient parts to have the ability to repair all vehicles impacted by the ignition switch and ignition cylinder recalls. Through April 21, 2015 we had repaired approximately 63% of the 2.6 million vehicles initially subject to recall.

The following table summarizes the activity for customer satisfaction campaigns, safety recalls, non-compliance recalls and special coverage in GMNA, including courtesy transportation (dollars in millions):

	2015	2014
Balance at January 1	$2,729	$761
Additions	137	1,333
Payments	(401)	(110)
Adjustments to prior periods	73	(19)
Balance at March 31	$2,538	$1,965

GM Europe

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended				Variance Due To
	March 31, 2015	March 31, 2014	Favorable / (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$4,449	$5,620	$(1,171)	(20.8)%	$(0.4)	$(0.1)	$0.2	$(0.9)
EBIT (loss)-adjusted	$(239)	$(284)	$45	15.8%	$(0.1)	$—	$0.2	$—
	(Vehicles in thousands)
Wholesale vehicle sales	268	291	(23)	(7.9)%

GME Total Net Sales and Revenue

In the three months ended March 31, 2015 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes associated with decreases across the Russian portfolio and lower demand for the Zafira across the region; partially offset by higher demand primarily for the Corsa, Mokka and Vivaro across the region; (2) unfavorable mix due to increased sales of lower priced vehicles primarily the Corsa; and (3) unfavorable Other of $0.9 billion due primarily to net foreign currency effect due to weakening of the Euro and British Pound against the U.S. Dollar; partially offset by (4) favorable pricing primarily related to the recently launched next generation Corsa and Vivaro.

GME EBIT (Loss)-Adjusted

In the three months ended March 31, 2015 EBIT (loss)-adjusted decreased due primarily to: (1) favorable pricing related to the recently launched next generation Corsa and Vivaro; and (2) flat Other due primarily to $0.2 billion of restructuring related charges in 2014, partially offset by $0.1 billion due to unfavorable material costs primarily related to the next generation Corsa and Vivaro; partially offset by (3) decreased wholesale volumes primarily in Russia.

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

The following tables summarize certain key operational and financial data for the Automotive China JVs (dollars in millions, vehicles in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Wholesale vehicles including vehicles exported to markets outside of China	955	934
Total net sales and revenue	$10,972	$11,107
Net income	$1,086	$1,239

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$6,807	$6,176
Debt	$158	$151

GMIO Total Net Sales and Revenue and EBIT-Adjusted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended				Variance Due To
	March 31, 2015	March 31, 2014	Favorable / (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$3,112	$3,230	$(118)	(3.7)%	$(0.3)	$0.3	$0.1	$(0.3)
EBIT-adjusted	$371	$252	$119	47.2%	$—	$0.1	$0.1	$(0.1)
	(Vehicles in thousands)
Wholesale vehicle sales	144	162	(18)	(11.1)%

GMIO Total Net Sales and Revenue

The vehicle sales of our Automotive China JVs are not reflected in Total net sales and revenue. The results of our joint ventures are recorded in Equity income.

In the three months ended March 31, 2015 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes related primarily to the withdrawal of the Chevrolet brand from Europe; decreased sales of Chevrolet vehicles in the Korea domestic market; decreased sales of the Chevrolet Cruze and Colorado in Australia; decreased sales of the Spin and Colorado in Southeast Asia and decreased sales of the Spark, Sail and Enjoy in India; partially offset by increased wholesale volumes of full-size trucks as well as the Chevrolet Cruze and Impala in the Middle East; and (2) unfavorable Other of $0.3 billion due primarily to decreased sales of components, parts and accessories and unfavorable net foreign currency effect driven by the weakening of the Australian Dollar, South African Rand and Egyptian Pound against the U.S. Dollar; partially offset by (3) favorable mix primarily in the Middle East due to a higher proportion of higher priced full-size trucks and lower proportion of lower priced vehicles (such as the Chevrolet Malibu); and (4) favorable pricing due primarily to the sale of full-size trucks in the Middle East.

GMIO EBIT-Adjusted

In the three months ended March 31, 2015 EBIT-adjusted increased due primarily to: (1) favorable mix and pricing in the Middle East due primarily to sales of new full-size trucks; partially offset by (2) unfavorable Other of $0.1 billion due primarily to unfavorable net foreign currency effect driven by the weakening of the Australian Dollar, South African Rand and Egyptian Pound against the U.S. Dollar and lower Equity income, net of tax from our Automotive China JVs driven by plant downtime and launch related costs ahead of new product introductions, partially offset by a decrease in selling, general and advertising expense due primarily to the withdrawal of the Chevrolet brand in Europe.

GM South America

Venezuelan Operations

Our Venezuelan subsidiaries' functional currency is the U.S. Dollar because of the hyperinflationary status of the Venezuelan economy.

Effective March 31, 2014 we changed the exchange rate for remeasuring our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities from the Venezuela official exchange rate to the rate determined by an auction process conducted by Venezuela’s SICAD, which was BsF 10.7 to $1.00. The devaluation resulted in a charge of $0.4 billion recorded in Automotive cost of sales in the three months ended March 31, 2014 that was treated as an adjustment for EBIT-adjusted reporting purposes. In August 2014 the Venezuelan government announced the SICAD rate as the official rate for the automotive industry going forward. At March 31, 2015 the SICAD exchange rate was BsF 12.0 to $1.00. Based on our March 31, 2015 non-U.S. Dollar denominated net monetary assets a charge of less than $0.1 billion would result for every 10% devaluation of the BsF from the SICAD exchange rate of BsF 12.0 to $1.00 in the period of devaluation. Venezuela’s Sistema Marginal de Divisas (SIMADI) is a third currency exchange mechanism announced by Venezuela government in 2015. It is an open system of supply and demand expected to be limited to a small percentage of total U.S. Dollar transactions using official mechanisms. We have not transacted in the SIMADI mechanism in the three months ended March 31, 2015. At March 31, 2015 the SIMADI implied exchange rate was Bsf 192.95 to $1.00.

The Venezuelan government has foreign exchange control regulations that make it difficult to convert BsF to U.S. Dollar and affect our Venezuelan subsidiaries’ ability to pay non-BsF denominated obligations and to pay dividends. The total amounts pending

GENERAL MOTORS COMPANY AND SUBSIDIARIES

government approval for settlement in U.S. Dollar at March 31, 2015 and December 31, 2014 were BsF 4.0 billion (equivalent to $0.5 billion) and BsF 3.5 billion (equivalent to $0.5 billion). These amounts include dividend requests in the amount of BsF 0.7 billion (equivalent to $0.1 billion) that have been pending from 2007. At March 31, 2015 we continued to consolidate our Venezuelan subsidiaries because recent developments, including participation in SICAD auctions for new orders in November 2014, settlements of preexisting debt in October and November 2014 and execution of a labor agreement in November 2014 resulted in vehicle production in the three months ended March 31, 2015. Our Venezuelan subsidiaries' net assets were $0.5 billion at March 31, 2015, including non-U.S. Dollar denominated net monetary assets of $0.6 billion. At March 31, 2015 other consolidated entities had unsecured receivables from our Venezuelan subsidiaries of $0.2 billion. Absent an ability to obtain U.S. Dollars in the near term, which we believe is unlikely, current vehicle production will likely cease in July 2015.

In January 2014 the Venezuela government enacted a law limiting sale prices and establishing a maximum margin of 30% above a defined cost structure. Because the Venezuela government is still determining the application of certain aspects of this law it is unclear based on the current regulations how this new law may affect our current vehicle and parts and accessories sale pricing structure. These regulations, when considered with the foreign currency exchange regulations, high inflation, governmental policies negatively impacting our ability to implement labor force reductions and obtain vehicle imports licenses, the recent downward trend in the price of oil and other circumstances in Venezuela, may impact our ability to fully benefit from and maintain our controlling financial interest in our Venezuelan subsidiaries. The financial impact on our operations in Venezuela of these events and associated ongoing restrictions are uncertain. If a determination is made in the future that we no longer maintain a controlling financial interest, we may incur a charge, based on current exchange rates, of up to $0.8 billion.

GMSA Total Net Sales and Revenue and EBIT (Loss)-Adjusted

	Three Months Ended				Variance Due To
	March 31, 2015	March 31, 2014	Favorable / (Unfavorable)%		Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$2,092	$3,025	$(933)	(30.8)%	$(0.8)	$0.1	$0.2	$(0.6)
EBIT (loss)-adjusted	$(214)	$(156)	$(58)	(37.2)%	$(0.1)	$—	$0.2	$(0.2)
	(Vehicles in thousands)
Wholesale vehicle sales	150	208	(58)	(27.9)%

GMSA Total Net Sales and Revenue

In the three months ended March 31, 2015 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes in Brazil associated with lower demand of the Chevrolet Onix, Prisma, S-10 and Celta and decreases across the portfolios in Chile and Argentina caused by difficult economic conditions; and (2) unfavorable Other of $0.6 billion due primarily to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region; partially offset by (3) favorable pricing due primarily to high inflation in Venezuela and Argentina; and (4) favorable product and country mix.

GMSA EBIT (Loss)-Adjusted

In the three months ended March 31, 2015 EBIT (loss)-adjusted increased due primarily to: (1) decreased wholesale volumes in Brazil associated with lower demand of the Chevrolet Onix, Prisma, S-10 and Celta and decreases across the portfolios in Chile and Argentina caused by difficult economic conditions; and (2) unfavorable Other of $0.2 billion due to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region; partially offset by (3) favorable pricing primarily due to high inflation in Venezuela and Argentina.

GM Financial

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31, 2015	March 31, 2014	Increase/(Decrease)%
	(Dollars in millions)
Total revenue	$1,354	$1,097	$257	23.4%
Provision for loan losses	$155	$135	$20	14.8%
Income before income taxes-adjusted	$214	$221	$(7)	(3.2)%
	(Dollars in billions)
Average debt outstanding	$38.1	$29.3	$8.8	30.0%
Effective rate of interest paid	4.0%	4.4%	(0.4)%

GM Financial Revenue

In the three months ended March 31, 2015 GM Financial revenue increased due primarily to increased leased vehicle income of $0.2 billion due to a larger lease portfolio.

GM Financial Income Before Income Taxes-Adjusted

In the three months ended March 31, 2015 Income before income taxes-adjusted remained flat due primarily to: (1) increased revenue of $0.3 billion; offset by (2) increased leased vehicle expenses of $0.2 billion due to a larger lease portfolio; and (3) increased interest expense of $0.1 billion due to an increase in average debt outstanding.

Liquidity and Capital Resources
Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations. We also maintain access to the capital markets, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on three objectives: (1) reinvest in our business; (2) maintain an investment-grade balance sheet; and (3) return cash to stockholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures as well as payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls, the ignition switch recall compensation program and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including contributions to non-U.S. pension plans and U.S. non-qualified plans; (4) payments for previously announced restructuring activities; (5) dividend payments on our common stock that are declared by our Board of Directors; and (6) payments to purchase shares of our common stock under programs authorized by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2014 Form 10-K, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans and compliance with certain covenants.
Recent Management Initiatives

We continue to monitor and evaluate opportunities to strengthen our competitive position over the long term while maintaining an investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations as well as the possibility of acquisitions, dispositions, investments with joint venture partners, and strategic alliances that we believe would generate significant advantages and substantially strengthen our business. These actions may negatively impact our liquidity in the short term.

In March 2015 management announced its plan to return all available free cash flow to stockholders while maintaining an investment-grade balance sheet. Management's capital allocation framework includes a combined cash and marketable securities balance target of $20 billion and plans to reinvest in the business at an average target ROIC rate of 20% or more. In connection with this plan we announced a program which authorized the initial purchase of $5 billion of our common stock to begin in March

GENERAL MOTORS COMPANY AND SUBSIDIARIES

2015 and conclude before the end of 2016. Also, in April 2015 we announced an increase of our quarterly common stock dividend to $0.36 per share effective in the second quarter of 2015.

Automotive

Available Liquidity

Total available liquidity includes cash, cash equivalents, marketable securities and funds available under credit facilities. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

There have been no significant changes in the management of our liquidity including the allocation of our available liquidity, the composition of our portfolio and our investment guidelines since December 31, 2014. Refer to the “Liquidity and Capital Resources” section of MD&A in our 2014 Form 10-K.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity and to fund working capital needs at certain of our subsidiaries. The total size of our credit facilities was $12.6 billion at March 31, 2015 and December 31, 2014, which consisted principally of our two primary revolving credit facilities. We did not borrow against our primary facilities, but had amounts in use under the letter of credit sub-facility of $0.5 billion at March 31, 2015. GM Financial had access to the primary facilities but did not borrow against them.

The following table summarizes our automotive liquidity (dollars in billions):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$13.7	$16.0
Marketable securities	8.4	9.2
Available liquidity	22.1	25.2
Available under credit facilities	12.1	12.0
Total automotive available liquidity	$34.2	$37.2

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

Three Months Ended March 31, 2015
Capital expenditures	$(1.7)
Dividends paid	(0.5)
Effect of foreign currency	(0.5)
Payments to purchase common stock	(0.3)
Total change in automotive available liquidity	$(3.0)

Cash Flow

The following tables summarize automotive cash flows from operating, investing and financing activities (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Change
	March 31, 2015	March 31, 2014
Operating Activities
Net income	$0.8	$0.1	$0.7
Depreciation, amortization and impairments	1.4	1.4	—
Pension and OPEB activities	(0.4)	(0.2)	(0.2)
Working capital	(0.5)	0.4	(0.9)
Equipment on operating leases	(1.2)	(1.2)	—
Accrued liabilities and other liabilities	—	2.3	(2.3)
Income taxes	0.3	(0.4)	0.7
Undistributed earnings of nonconsolidated affiliates and gains on investments	(0.5)	(0.6)	0.1
Other	0.1	0.2	(0.1)
Automotive cash flows from operating activities	$—	$2.0	$(2.0)

In the three months ended March 31, 2015 the change in Working capital was primarily related to one extra weekly payment cycle to suppliers during the quarter compared with the same quarter a year ago. The change in Accrued liabilities and other liabilities was due primarily to an increase in accruals related to announced recalls in the three months ended March 31, 2014.

	Three Months Ended		Change
	March 31, 2015	March 31, 2014
Investing Activities
Capital expenditures	$(1.7)	$(1.8)	$0.1
Liquidations of marketable securities, net	0.7	0.2	0.5
Other	0.1	0.1	—
Automotive cash flows from investing activities	$(0.9)	$(1.5)	$0.6

In the three months ended March 31, 2015 the change in Liquidations of marketable securities, net was due primarily to the rebalancing of our investment portfolio between marketable securities and cash and cash equivalents as part of liquidity management in the normal course of business.

	Three Months Ended		Change
	March 31, 2015	March 31, 2014
Financing Activities
Dividends paid	$(0.5)	$(0.6)	$0.1
Purchase of common stock	(0.3)	—	(0.3)
Other	(0.1)	—	(0.1)
Automotive cash flows from financing activities	$(0.9)	$(0.6)	$(0.3)

In the three months ended March 31, 2015 the change in cash flows from financing activities was due primarily to the purchase of common stock as part of the common stock repurchase program.

Adjusted Free Cash Flow

The following table summarizes automotive adjusted free cash flow (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31, 2015	March 31, 2014
Operating cash flow	$—	$2.0
Less: capital expenditures	(1.7)	(1.8)
Adjusted free cash flow	$(1.7)	$0.2

Automotive Financing - GM Financial

Liquidity Overview

GM Financial's primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from secured debt, secured and unsecured debt borrowings and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases of consumer finance receivables and leased vehicles, funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements for secured debt, operating expenses, interest costs and business acquisitions. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt.

Available Liquidity

The following table summarizes GM Financial's available liquidity (dollars in billions):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$2.1	$3.0
Borrowing capacity on unpledged eligible assets	7.2	4.8
Borrowing capacity on committed unsecured lines of credit	0.6	0.5
Available liquidity	$9.9	$8.3

The increase in available liquidity was due primarily to the issuance of $2.3 billion of senior unsecured notes in 2015, partially offset by $1.0 billion used for the acquisition of the equity interest in SAIC-GMAC.

Cash Flow

The following table summarizes GM Financial cash flows from operating, investing and financing activities (dollars in billions):

	Three Months Ended		Change
	March 31, 2015	March 31, 2014
Net cash provided by operating activities	$0.5	$0.4	$0.1
Net cash used in investing activities	$(4.7)	$(1.7)	$(3.0)
Net cash provided by financing activities	$3.2	$1.3	$1.9

Operating Activities

In the three months ended March 31, 2015 Net cash provided by operating activities increased due primarily to an increase in leased vehicle income, partially offset by increased operating expenses and interest expense.

Investing Activities

In the three months ended March 31, 2015 Net cash used in investing activities increased due primarily to: (1) an increase in purchases of leased vehicles of $1.6 billion; (2) cash used for the acquisition of the equity interest in SAIC-GMAC of $1.0 billion; and (3) an increase in loan purchases, net of collections, of $0.6 billion; (4) partially offset by a decrease in net funding of commercial receivables of $0.2 billion.

Financing Activities

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2015 Net cash provided by financing activities increased due primarily to a net increase in borrowings of $1.9 billion.

Critical Accounting Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2014 Form 10-K.

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

•
The continued availability of both wholesale and retail financing from finance companies in markets in which we operate to support our ability to sell vehicles, which is dependent on those entities' ability to obtain funding and their continued willingness to provide financing;

•	Our continued ability to develop captive financing capability through GM Financial;

•	Overall strength and stability of the automotive industry, both in the U.S. and in global markets;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Changes in economic conditions, commodity prices, housing prices, foreign currency exchange rates or political stability in the markets in which we operate;

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

•
Costs and risks associated with litigation and government investigations including the potential imposition of damages, substantial fines, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us in connection with various legal proceedings and investigations relating to our recent recalls;

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

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since December 31, 2014. Refer to Item 7A of our 2014 Form 10-K.

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

Our management, with the participation of our CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2015. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Controls

We have commenced several initiatives to centralize and simplify our business processes and systems. These are long-term initiatives which we believe will enhance our internal controls over financial reporting due to increased automation and further integration of related processes. We will continue to monitor our internal controls over financial reporting throughout the transformation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

There have not been any other changes in internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

Refer to Note 10 to our condensed consolidated financial statements and the 2014 Form 10-K for information relating to legal proceedings.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2014 Form 10-K.

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended March 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
January 1, 2015 through January 31, 2015	748,178	$34.46	N/A	N/A
February 1, 2015 through February 28, 2015	720,494	$37.59	N/A	N/A
March 1, 2015 through March 31, 2015	10,965,908	$38.03	9,850,810	$4.6 billion
Total	12,434,580	$37.79	9,850,810

Shares purchased consist of (1) shares purchased under the common stock repurchase program announced in March 2015 to purchase up to $5 billion of our common stock; (2) shares retained by us for the payment of the exercise price upon the exercise of warrants; and (3) shares delivered by employees or directors back to us for the payment of taxes resulting from issuance of common stock upon the vesting of RSUs and Restricted Stock Awards relating to compensation plans. Refer to Notes 21 and 23 to our consolidated financial statements in our 2014 Form 10-K for additional details on warrants issued and employee stock incentive plans.

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

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Controller and Chief Accounting Officer
Date:	April 23, 2015