Form 10-Q
period 2015-06-30
General Motors Co
filed 2015-07-23
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 16, 2015 the number of shares outstanding of common stock was 1,583,997,449 shares.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales and revenue
Automotive	$36,670	$38,462	$71,034	$74,777
GM Financial	1,510	1,187	2,858	2,280
Total net sales and revenue	38,180	39,649	73,892	77,057
Costs and expenses
Automotive cost of sales (Note 8)	32,597	35,851	63,271	69,978
GM Financial interest, operating and other expenses	1,318	926	2,486	1,801
Automotive selling, general and administrative expense	2,977	3,343	6,094	6,284
Total costs and expenses	36,892	40,120	71,851	78,063
Operating income (loss)	1,288	(471)	2,041	(1,006)
Automotive interest expense	108	100	218	203
Interest income and other non-operating income, net	13	81	254	170
Equity income (Note 5)	524	523	1,077	1,128
Income before income taxes	1,717	33	3,154	89
Income tax expense (benefit) (Note 11)	577	(254)	1,106	(478)
Net income	1,140	287	2,048	567
Net (income) loss attributable to noncontrolling interests	(23)	(9)	14	(76)
Net income attributable to stockholders	$1,117	$278	$2,062	$491

Net income attributable to common stockholders	$1,117	$190	$2,062	$315

Earnings per share (Note 14)
Basic
Basic earnings per common share	$0.70	$0.12	$1.28	$0.20
Weighted-average common shares outstanding	1,596	1,608	1,606	1,598
Diluted
Diluted earnings per common share	$0.67	$0.11	$1.23	$0.18
Weighted-average common shares outstanding	1,660	1,688	1,673	1,689

Dividends declared per common share	$0.36	$0.30	$0.66	$0.60

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$1,140	$287	$2,048	$567
Other comprehensive income (loss), net of tax (Note 13)
Foreign currency translation adjustments	(143)	46	49	(52)
Unrealized gains (losses) on securities, net	(5)	—	—	3
Defined benefit plans, net	(65)	(43)	489	24
Other comprehensive income (loss), net of tax	(213)	3	538	(25)
Comprehensive income	927	290	2,586	542
Comprehensive (income) loss attributable to noncontrolling interests	(22)	(7)	6	(71)
Comprehensive income attributable to stockholders	$905	$283	$2,592	$471

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$17,627	$18,954
Marketable securities (Note 2)	7,200	9,222
Restricted cash and marketable securities (Note 2; Note 6 at VIEs)	1,442	1,338
Accounts and notes receivable (net of allowance of $343 and $340)	10,604	9,078
GM Financial receivables, net (Note 3; Note 6 at VIEs)	16,932	16,528
Inventories (Note 4)	14,218	13,642
Equipment on operating leases, net	5,722	3,564
Deferred income taxes	9,289	9,760
Other current assets	1,520	1,584
Total current assets	84,554	83,670
Non-current Assets
Restricted cash and marketable securities (Note 2; Note 6 at VIEs)	623	935
GM Financial receivables, net (Note 3; Note 6 at VIEs)	17,277	16,006
Equity in net assets of nonconsolidated affiliates (Note 5)	8,403	8,350
Property, net	28,431	27,743
Goodwill and intangible assets, net	6,181	6,410
GM Financial equipment on operating leases, net (Note 6 at VIEs)	12,904	7,060
Deferred income taxes	24,998	25,414
Other assets	2,441	2,089
Total non-current assets	101,258	94,007
Total Assets	$185,812	$177,677
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$24,247	$22,529
Short-term debt and current portion of long-term debt (Note 7)
Automotive	462	500
GM Financial (Note 6 at VIEs)	13,941	14,488
Accrued liabilities	30,878	28,184
Total current liabilities	69,528	65,701
Non-current Liabilities
Long-term debt (Note 7)
Automotive	8,725	8,910
GM Financial (Note 6 at VIEs)	30,389	22,943
Postretirement benefits other than pensions (Note 9)	6,075	6,229
Pensions (Note 9)	22,177	23,788
Other liabilities	13,248	14,082
Total non-current liabilities	80,614	75,952
Total Liabilities	150,142	141,653
Commitments and contingencies (Note 10)
Equity (Note 13)
Common stock, $0.01 par value	16	16
Additional paid-in capital	28,161	28,937
Retained earnings	14,512	14,577
Accumulated other comprehensive loss	(7,543)	(8,073)
Total stockholders’ equity	35,146	35,457
Noncontrolling interests	524	567
Total Equity	35,670	36,024
Total Liabilities and Equity	$185,812	$177,677

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Series A Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$3,109	$15	$28,780	$13,816	$(3,113)	$567	$43,174
Net income	—	—	—	491	—	76	567
Other comprehensive loss	—	—	—	—	(20)	(5)	(25)
Exercise of common stock warrants	—	1	14	—	—	—	15
Stock based compensation	—	—	47	(7)	—	—	40
Cash dividends paid on common stock	—	—	—	(962)	—	—	(962)
Cash dividends paid on Series A preferred stock	—	—	—	(176)	—	—	(176)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	(66)	(66)
Other	—	—	(1)	—	—	19	18
Balance at June 30, 2014	$3,109	$16	$28,840	$13,162	$(3,133)	$591	$42,585

Balance at January 1, 2015		$16	$28,937	$14,577	$(8,073)	$567	$36,024
Net income		—	—	2,062	—	(14)	2,048
Other comprehensive income		—	—	—	530	8	538
Purchase of common stock		—	(941)	(1,058)	—	—	(1,999)
Exercise of common stock warrants		—	41	—	—	—	41
Stock based compensation		—	124	(14)	—	—	110
Cash dividends paid on common stock		—	—	(1,055)	—	—	(1,055)
Dividends declared or paid to noncontrolling interests		—	—	—	—	(56)	(56)
Other		—	—	—	—	19	19
Balance at June 30, 2015		$16	$28,161	$14,512	$(7,543)	$524	$35,670

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Net cash provided by operating activities	$6,161	$5,806
Cash flows from investing activities
Expenditures for property	(3,489)	(3,425)
Available-for-sale marketable securities, acquisitions	(4,836)	(3,714)
Trading marketable securities, acquisitions	(1,028)	(1,426)
Available-for-sale marketable securities, liquidations	6,689	2,723
Trading marketable securities, liquidations	1,099	1,456
Acquisition of companies/investments, net of cash acquired	(928)	(50)
Increase in restricted cash and marketable securities	(344)	(418)
Decrease in restricted cash and marketable securities	129	212
Purchases of finance receivables	(8,376)	(6,818)
Principal collections and recoveries on finance receivables	5,716	5,299
Purchases of leased vehicles, net	(6,504)	(1,802)
Proceeds from termination of leased vehicles	468	264
Other investing activities	81	99
Net cash used in investing activities	(11,323)	(7,600)
Cash flows from financing activities
Net increase (decrease) in short-term debt	(202)	259
Proceeds from issuance of debt (original maturities greater than three months)	16,498	12,697
Payments on debt (original maturities greater than three months)	(8,417)	(9,724)
Payments to purchase stock	(1,999)	—
Dividends paid	(1,086)	(1,193)
Other financing activities	(40)	(21)
Net cash provided by financing activities	4,754	2,018
Effect of exchange rate changes on cash and cash equivalents	(919)	(381)
Net decrease in cash and cash equivalents	(1,327)	(157)
Cash and cash equivalents at beginning of period	18,954	20,021
Cash and cash equivalents at end of period	$17,627	$19,864
Supplemental cash flow information:
Non-cash property additions	$3,490	$2,949

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Form 10-K.

Accounting Standards Not Yet Adopted

In May 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. ASU 2014-09 was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein. In July 2015 the FASB issued a deferral of ASU 2014-09 of one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

Note 2. Marketable Securities

The following table summarizes the fair value of marketable securities which approximates cost (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	June 30, 2015	December 31, 2014
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	2	$348	$1,600
Sovereign debt	2	3,371	774
Money market funds	1	1,540	2,480
Corporate debt	2	5,129	6,036
Total available-for-sale securities		10,388	10,890
Trading securities – sovereign and corporate debt	2	97	431
Total marketable securities classified as cash equivalents		10,485	11,321
Cash, cash equivalents and time deposits		7,142	7,633
Total cash and cash equivalents		$17,627	$18,954
Marketable securities
Available-for-sale securities
U.S. government and agencies	2	$3,874	$5,957
Corporate debt	2	2,223	1,998
Total available-for-sale securities		6,097	7,955
Trading securities – sovereign debt	2	1,103	1,267
Total marketable securities		$7,200	$9,222
Restricted cash and marketable securities
Available-for-sale securities, primarily money market funds	1	$1,308	$1,427
Restricted cash, cash equivalents and time deposits		757	846
Total restricted cash and marketable securities		$2,065	$2,273

Available-for-sale securities included above with contractual maturities
Due in one year or less		$12,947
Due between one year and five years		2,024
Total available-for-sale securities with contractual maturities		$14,971

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $4.5 billion and $748 million in the three months ended June 30, 2015 and 2014 and $5.9 billion and $1.5 billion in the six months ended June 30, 2015 and 2014. Cumulative unrealized gains and losses on available-for-sale securities were insignificant at June 30, 2015 and December 31, 2014 and net unrealized gains and losses on trading securities were insignificant in the three and six months ended June 30, 2015 and 2014.

Note 3. GM Financial Receivables, net

The following table summarizes the components of GM Financial receivables, net (dollars in millions):

	June 30, 2015			December 31, 2014
	Consumer	Commercial	Total	Consumer	Commercial	Total
Finance receivables	$27,330	$7,639	$34,969	$25,623	$7,606	$33,229
Less: allowance for loan losses	(721)	(39)	(760)	(655)	(40)	(695)
GM Financial receivables, net	$26,609	$7,600	$34,209	$24,968	$7,566	$32,534

Fair value of GM Financial receivables, net			$34,573			$33,106
Allowance for loan losses classified as current			$(590)			$(529)

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial estimates the fair value of consumer finance receivables using observable and unobservable inputs within a cash flow model, a Level 3 input. The inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows is calculated and discounted using a weighted-average cost of capital or current interest rates. The weighted-average cost of capital uses debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile as the portfolio. Macroeconomic factors could affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in GM Financial's cash flow model. A substantial majority of commercial finance receivables have variable interest rates and maturities of one year or less. Therefore the carrying amount is considered to be a reasonable estimate of fair value using Level 2 inputs.

The following table summarizes activity for the allowance for loan losses on finance receivables (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance at beginning of period	$728	$586	$695	$548
Provision for loan losses	141	113	296	248
Charge-offs	(220)	(191)	(454)	(415)
Recoveries	109	107	233	234
Effect of foreign currency	2	—	(10)	—
Balance at end of period	$760	$615	$760	$615

The activity for the allowance for commercial loan losses was insignificant in the three and six months ended June 30, 2015 and 2014.

Credit Quality

Consumer Finance Receivables

GM Financial uses proprietary scoring systems in its underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO scores) and contract characteristics. In addition to GM Financial's proprietary scoring systems GM Financial considers other individual consumer factors such as employment history, financial stability and capacity to pay. Subsequent to origination GM Financial reviews the credit quality of retail receivables based on customer payment activity. At the time of loan origination substantially all of GM Financial's international consumers were considered to be prime credit quality. At June 30, 2015 and December 31, 2014, 71% and 83% of the consumer finance receivables in North America were from consumers with sub-prime credit scores, which are defined as FICO scores of less than 620 at the time of loan origination.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At June 30, 2015 and December 31, 2014 the accrual of finance charge income has been suspended on delinquent consumer finance receivables with contractual amounts due of $694 million and $682 million. The following table summarizes the contractual amount of delinquent contracts, which is not significantly different than the recorded investment of the consumer finance receivables (dollars in millions):

	June 30, 2015		June 30, 2014
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,062	3.6%	$886	3.5%
Greater-than-60 days delinquent	452	1.6%	388	1.6%
Total finance receivables more than 30 days delinquent	1,514	5.2%	1,274	5.1%
In repossession	46	0.2%	40	0.1%
Total finance receivables more than 30 days delinquent or in repossession	$1,560	5.4%	$1,314	5.2%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Impaired Finance Receivables – Troubled Debt Restructurings

The following table summarizes the outstanding recorded investment for consumer finance receivables that are considered to be troubled debt restructurings and the related allowance (dollars in millions):

	June 30, 2015	December 31, 2014
Outstanding recorded investment	$1,399	$1,234
Less: allowance for loan losses	(203)	(172)
Outstanding recorded investment, net of allowance	$1,196	$1,062

Unpaid principal balance	$1,426	$1,255

Commercial Finance Receivables

GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually, and if necessary, the dealer's risk rating is adjusted on the basis of the review. The credit lines for Group VI dealers are typically suspended and no further funding is extended to these dealers. At June 30, 2015 and December 31, 2014 the commercial finance receivables on non-accrual status were insignificant. The following table summarizes the credit risk profile by dealer grouping of the commercial finance receivables (dollars in millions):

	June 30, 2015	December 31, 2014
Group I – Dealers with superior financial metrics	$1,067	$1,050
Group II – Dealers with strong financial metrics	2,342	2,022
Group III – Dealers with fair financial metrics	2,520	2,599
Group IV – Dealers with weak financial metrics	1,068	1,173
Group V – Dealers warranting special mention due to potential weaknesses	442	524
Group VI – Dealers with loans classified as substandard, doubtful or impaired	200	238
	$7,639	$7,606

Note 4. Inventories

The following tables summarize the components of Inventories (dollars in millions):

	June 30, 2015
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$2,830	$702	$1,175	$856	$5,563
Finished product, including service parts	4,112	2,571	1,091	881	8,655
Total inventories	$6,942	$3,273	$2,266	$1,737	$14,218

	December 31, 2014
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$2,592	$778	$1,216	$794	$5,380
Finished product, including service parts	4,320	2,394	1,026	522	8,262
Total inventories	$6,912	$3,172	$2,242	$1,316	$13,642

Note 5. Equity in Net Assets of Nonconsolidated Affiliates

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used due to the ability to exert significant influence over decisions relating to their operating and financial affairs. Our nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

automobile parts. We enter into transactions with certain nonconsolidated affiliates to purchase and sell component parts and vehicles.

Revenue and expenses of our Automotive China joint ventures (Automotive China JVs) are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income. There have been no significant ownership changes in our Automotive China JVs since December 31, 2014. The following table summarizes information regarding Equity income (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Automotive China JVs	$503	$476	$1,022	$1,071
Other joint ventures	21	47	55	57
Total equity income	$524	$523	$1,077	$1,128

On January 2, 2015 GM Financial completed its acquisition of Ally Financial, Inc.'s (Ally Financial) 40% equity interest in SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC) in China. The aggregate purchase price was $1.0 billion. Also on January 2, 2015 GM Financial sold a 5% equity interest in SAIC-GMAC to Shanghai Automotive Group Finance Company Ltd. (SAICFC), a current shareholder of SAIC-GMAC, for proceeds of $125 million. As a result of these transactions GM Financial now owns 35%, SAICFC owns 45% and, in the aggregate, GM indirectly owns 45% of SAIC-GMAC. GM Financial's share of earnings of SAIC-GMAC is included in the Equity income of Other joint ventures in the table above. The difference between GM Financial's carrying amount of its investment and its share of the underlying net assets of SAIC-GMAC was $371 million at June 30, 2015, which was primarily related to goodwill. The pro forma effect on earnings had this acquisition occurred on January 1, 2014 was not significant.

The following tables summarize transactions with and additional information related to our nonconsolidated affiliates (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Automotive sales and revenue	$424	$769	$876	$1,552
Automotive purchases, net	$10	$118	$63	$223
Dividends received	$1,412	$1,287	$1,427	$1,287
Operating cash flows			$2,318	$2,561

	June 30, 2015	December 31, 2014
Accounts and notes receivable, net	$1,109	$706
Accounts payable	$181	$205
Undistributed earnings including dividends declared but not received	$1,661	$2,011

Note 6. Variable Interest Entities

Automotive Financing – GM Financial Consolidated Variable Interest Entities (VIEs)

GM Financial uses special purpose entities (SPEs) that are considered VIEs to issue variable funding notes to third party bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing related assets transferred by GM Financial to the VIEs (Securitized Assets). GM Financial holds variable interests in the VIEs that could potentially be significant to the VIEs. GM Financial determined that it is the primary beneficiary of the SPEs because: (1) the servicing responsibilities for the Securitized Assets give GM Financial the power to direct the activities that most significantly impact the performance of the VIEs; and (2) the variable interests in the VIEs give GM Financial the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or its other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required and does not

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

currently intend to provide additional financial support to these SPEs. While these subsidiaries are included in GM Financial's condensed consolidated financial statements, they are separate legal entities and their assets are legally owned by them and are not available to GM Financial's creditors.

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs (dollars in millions):

	June 30, 2015	December 31, 2014
Restricted cash – current	$1,253	$1,110
Restricted cash – non-current	$565	$611
GM Financial receivables, net – current	$12,040	$11,134
GM Financial receivables, net – non-current	$11,692	$11,583
GM Financial equipment on operating leases, net	$6,877	$4,595
GM Financial short-term debt and current portion of long-term debt	$10,278	$10,502
GM Financial long-term debt	$14,373	$12,292

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the Securitized Assets.

Note 7. Short-Term and Long-Term Debt

Automotive

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total Automotive debt	$9,187	$9,292	$9,410	$9,799
Fair value utilizing Level 1 inputs		$7,255		$7,550
Fair value utilizing Level 2 inputs		$2,037		$2,249

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

Automotive Financing – GM Financial

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$26,617	$26,628	$25,214	$25,228
Unsecured debt	17,713	17,926	12,217	12,479
Total GM Financial debt	$44,330	$44,554	$37,431	$37,707

Fair value utilizing Level 2 inputs		$39,264		$32,790
Fair value utilizing Level 3 inputs		$5,290		$4,917

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The fair value of debt measured utilizing Level 2 inputs was based on quoted market prices for identical instruments and if unavailable, quoted market prices of similar instruments. For debt that has terms of one year or less or has been priced within the last six months, the carrying amount or par value is considered to be a reasonable estimate of fair value. The fair value of debt measured utilizing Level 3 inputs was based on the discounted future net cash flows expected to be settled using current risk-adjusted rates.

Secured Debt

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged finance receivables and leases. Refer to Note 6 for additional information on GM Financial's involvement with VIEs. In the six months ended June 30, 2015 GM Financial issued securitization notes payable of $6.8 billion and entered into new or renewed credit facilities with substantially the same terms as existing debt and a total net additional borrowing capacity of $4.1 billion.

Unsecured Debt

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In January 2015 GM Financial issued $2.25 billion in aggregate principal amount of senior notes comprising $1.0 billion of 3.15% notes due in January 2020, $1.0 billion of 4.0% notes due in January 2025 and $250 million of floating rate notes due in January 2020. In February 2015 GM Financial issued Euro 650 million of 0.85% term notes due in February 2018. In April 2015 GM Financial issued $2.4 billion in aggregate principal amount of senior notes comprising $850 million of 2.4% notes due in April 2018, $1.25 billion of 3.45% notes due in April 2022 and $300 million of floating rate notes due in April 2018. In May 2015 GM Financial issued Canadian Dollar (CAD) $500 million of 3.08% senior notes due in May 2020.

In July 2015 GM Financial issued $2.3 billion in aggregate principal amount of senior notes comprising $1.5 billion of 3.2% notes due in July 2020 and $800 million of 4.3% notes due in July 2025.

Note 8. Product Warranty and Related Liabilities

The following table summarizes activity for policy, product warranty, recall campaigns and courtesy transportation (dollars in millions):

	Six Months Ended
	June 30, 2015	June 30, 2014
Balance at beginning of period	$9,646	$7,601
Warranties issued and assumed in period – recall campaigns and courtesy transportation	386	2,485
Warranties issued and assumed in period – policy and product warranty	1,166	1,309
Payments	(2,106)	(1,784)
Adjustments to pre-existing warranties	329	889
Effect of foreign currency and other	(125)	28
Balance at end of period	$9,296	$10,528

In the six months ended June 30, 2014 we recorded charges of approximately $2.5 billion in Automotive cost of sales for the recall of approximately 29 million vehicles as described in our 2014 Form 10-K. We had historically accrued estimated costs related to recall campaigns in GMNA when probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced. During the three months ended September 30, 2014 we began accruing the costs for recall campaigns at the time of vehicle sale in GMNA.

Note 9. Pensions and Other Postretirement Benefits

The following tables summarize the components of net periodic pension and other postretirement benefits (OPEB) (income) expense (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$102	$95	$6	$96	$112	$6
Interest cost	688	195	59	765	263	69
Expected return on plan assets	(974)	(202)	—	(979)	(222)	—
Amortization of prior service cost (credit)	(1)	4	(3)	(1)	4	(4)
Amortization of net actuarial (gains) losses	2	59	9	(23)	41	2
Curtailments, settlements and other	—	107	—	—	(1)	—
Net periodic pension and OPEB (income) expense	$(183)	$258	$71	$(142)	$197	$73

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$203	$195	$12	$191	$205	$11
Interest cost	1,377	391	119	1,530	525	137
Expected return on plan assets	(1,948)	(405)	—	(1,957)	(441)	—
Amortization of prior service cost (credit)	(2)	8	(6)	(2)	9	(8)
Amortization of net actuarial (gains) losses	4	117	17	(46)	80	4
Curtailments, settlements and other	—	107	—	(2)	1	—
Net periodic pension and OPEB (income) expense	$(366)	$413	$142	$(286)	$379	$144

The curtailment charges recorded in the three and six months ended June 30, 2015 were due primarily to the General Motors Canada Limited (GMCL) hourly pension plan that was remeasured as a result of a voluntary separation program.

Note 10. Commitments and Contingencies

The following table summarizes information related to Commitments and contingencies (dollars in millions):

	June 30, 2015		December 31, 2014
	Liability Recorded	Maximum Liability(a)	Liability Recorded	Maximum Liability(a)
Guarantees for product-related indemnification agreements	$47	$2,724	$51	$2,458
Guarantees for third party commercial loans and other obligations	$35	$243	$37	$197
Other litigation-related liability and tax administrative matters	$916		$1,000
Product liability	$804		$732
Ignition switch recall compensation program	$363		$315
________

(a)	Calculated as future undiscounted payments.

Guarantees

We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2021 to 2029 and we believe that the related potential costs incurred are adequately covered by recorded accruals.

We also provide vehicle repurchase guarantees and payment guarantees on commercial loans outstanding with third parties such as dealers. These guarantees and other obligations expire in 2015 through 2020 or upon the occurrence of specific events or are ongoing.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In some instances certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the amount of certain guarantees. Our payables to the party whose debt or performance we have guaranteed may also reduce the amount of certain guarantees. If vehicles are required to be repurchased under vehicle repurchase obligations, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer.

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

With regard to the litigation matters discussed in the previous paragraph, reserves have been established for matters in which we believe that losses are probable and can be reasonably estimated, the majority of which are associated with indirect tax-related matters as well as non-U.S. labor-related matters. Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $400 million to $600 million. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2015. We believe that appropriate accruals have been established for such matters based on information currently available. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities. However litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows in any particular reporting period.

The discussion in the following paragraphs describes material legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business.

Proceedings Related to Ignition Switch Recall and Other Recalls

In the year ended December 31, 2014 we announced various recalls relating to safety, customer satisfaction and other matters. Those recalls included recalls to repair ignition switches that could under certain circumstances unintentionally move from the “run” position to the “accessory” or “off” position with a corresponding loss of power, which could in turn prevent airbags from deploying in the event of a crash.

Through July 20, 2015 we were aware of 100 putative class actions pending against GM in various federal and state trial courts in the U.S. alleging that consumers who purchased or leased vehicles manufactured by GM or General Motors Corporation had been economically harmed by one or more of the recalls announced in 2014 and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). Additionally, through July 20, 2015 we were aware of 21 putative class actions pending in various Provincial Courts in Canada seeking relief similar to that sought in the economic-loss cases in the U.S. In the aggregate these economic-loss cases seek recovery for purported compensatory damages, such as alleged diminution in value of the vehicles, as well as punitive damages and injunctive and other relief.

Through July 20, 2015 we were aware of 172 actions pending in various federal and state trial courts in the U.S. against GM alleging injury or death as a result of defects that may be the subject of recalls announced in 2014 (personal injury cases). Additionally, through July 20, 2015, we were aware of 9 actions pending in various Provincial Courts in Canada seeking relief similar to that sought in the personal injury cases in the U.S. In the aggregate these personal injury cases seek recovery for purported compensatory damages, punitive damages and other relief.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Since June 2014 the United States Judicial Panel on Multidistrict Litigation has issued orders from time to time directing that certain pending economic-loss and personal injury federal lawsuits involving alleged faulty ignition switches or other defects that may be related to the recalls announced in the year ended December 31, 2014 be transferred to, and consolidated in, a single federal court, the Southern District of New York (the multidistrict litigation). Through July 20, 2015 204 pending cases have been transferred to, and consolidated with, the multidistrict litigation. At the court's suggestion, the parties to the multidistrict litigation engage from time to time in discussions of possible mechanisms to resolve pending litigation.

Because many of the plaintiffs in the actions described in the above paragraphs are suing over the conduct of General Motors Corporation or vehicles manufactured by that entity for liabilities not expressly assumed by GM, we moved to enforce the terms of the July 2009 Sale Order and Injunction issued by the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court) to preclude claims from being asserted against us for, among other things, personal injuries based on pre-sale accidents, any economic-loss claims based on acts or conduct of General Motors Corporation and claims asserting successor liability for obligations owed by General Motors Corporation (successor liability claims). On April 15, 2015 the Bankruptcy Court issued a Decision precluding claims against us based upon pre-sale accidents, claims based upon the acts or conduct by General Motors Corporation and successor liability claims, except for claims asserting liabilities that had been expressly assumed by us in the July 2009 Sale Agreement and claims that could be asserted against us only if they were otherwise viable and arose solely out of our own independent post-closing acts and did not in any way rely on acts or conduct by General Motors Corporation. Plaintiffs have appealed the Bankruptcy Court’s decision. We have also filed a notice of cross appeal to preserve our rights on appeal.

In the putative shareholder class action filed in the United States District Court for the Eastern District of Michigan, the court appointed the New York State Teachers’ Retirement System as the lead plaintiff. On January 15, 2015 New York State Teachers’ Retirement System filed a Consolidated Class Action Complaint against GM and several current and former officers and employees (Defendants). On behalf of purchasers of GM common stock from November 17, 2010 to July 24, 2014, the Consolidated Class Action Complaint alleges that Defendants made material misstatements and omissions relating to problems with the ignition switch and other matters in SEC filings and other public statements. On March 13, 2015 Defendants filed a motion to dismiss. Defendants’ motion to dismiss is now fully briefed and awaiting decision by the court.

With regard to the shareholder derivative actions, the two shareholder derivative actions pending in the United States District Court for the Eastern District of Michigan have been consolidated and all proceedings, including those related to the motion to dismiss we filed in that court in October 2014, remain suspended pending disposition of the parallel action being litigated in Delaware Chancery Court. With regard to that pending litigation in Delaware Chancery Court, the four shareholder derivative actions pending in that court were consolidated and plaintiffs filed an amended consolidated complaint on October 13, 2014. We filed a motion to dismiss the amended consolidated complaint on December 5, 2014. On June 26, 2015, the Delaware Chancery Court granted GM's motion to dismiss the amended consolidated complaint. With regard to the two derivative actions filed in the Circuit Court of Wayne County, Michigan, those actions have been consolidated and remain stayed pending disposition of the federal derivative actions.

In connection with the 2014 recalls, various investigations, inquiries and complaints from the U.S. Attorney’s Office for the Southern District of New York, Congress, the SEC, Transport Canada and 50 state attorneys general are ongoing. We have received subpoenas and requests for additional information and we have participated in discussions with various governmental authorities. On June 3, 2015 we received notice of an investigation by the Federal Trade Commission concerning certified pre-owned vehicle advertising where dealers had certified vehicles allegedly needing recall repairs. We continue to investigate these matters and believe we are cooperating fully with all requests for information in ongoing investigations. Such investigations could in the future result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies.

We are currently unable to estimate a range of reasonably possible loss for the lawsuits and investigations because these matters involve significant uncertainties. Those uncertainties include the legal theory or the nature of the claims, the complexity of the facts, the results of any investigation or litigation, and the timing of resolution of the investigations or litigation. Although we cannot estimate a reasonable range of loss based on currently available information, the resolution of these matters could have a material adverse effect on our financial position, results of operations or cash flows.

GMCL Dealers' Claim

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against GMCL on behalf of a purported class of over 200 former GMCL dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GMCL. In May 2009 in the context of the global restructuring of the business and the possibility that GMCL might be required to initiate insolvency

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

proceedings, GMCL offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GMCL dealer network and to facilitate winding down their operations in an orderly fashion by December 31, 2009 or such other date as GMCL approved but no later than on October 31, 2010. The Plaintiff Dealers allege that the Dealer Sales and Service Agreements were wrongly terminated by GMCL and that GMCL failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” CAD $750 million, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues including: (1) whether GMCL breached its obligation of "good faith" in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). A number of former dealers opted out of participation in the litigation, leaving 181 dealers in the certified class. Trial of the class issues was completed in the three months ended December 31, 2014. On July 8, 2015 the Ontario Superior Court dismissed the Plaintiff Dealers’ claim against GMCL, holding that GMCL did not breach any common law or statutory obligations toward the class members. The court also dismissed GMCL’s counterclaim against the Plaintiff Dealers for repayment of the wind-down payments made to them by GMCL as well as for other relief. The parties have the right to appeal from this decision to the Ontario Court of Appeals once all outstanding issues before the trial judge have been completed.

UAW Claim

On April 6, 2010 the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW) filed suit against us in the U.S. District Court for the Eastern District of Michigan claiming that we breached our obligation to contribute $450 million to the UAW Retiree Medical Benefits Trust. The UAW alleges that we were contractually required to make this contribution pursuant to the UAW-Delphi-GM Memorandum of Understanding Delphi Restructuring dated June 22, 2007. On December 10, 2013 the court granted our motion for summary judgment and dismissed the claims asserted by the UAW. The UAW filed an appeal and in May 2015 the United States Court of Appeals for the Sixth Circuit upheld the dismissal of the UAW's claims.

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea Company (GM Korea) filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) issued a decision affirming a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court) and initiated a constitutional challenge to the adverse interpretation of the relevant statute. In December 2013 the Supreme Court rendered a decision in a case involving another company not affiliated with us which addressed many of the issues presented in the cases pending against GM Korea and resolved many of them in a manner which we believe is favorable to GM Korea. In particular, while the Supreme Court held that fixed bonuses should be included in the calculation of Ordinary Wages, it also held that claims for retroactive application of this rule would be barred under certain circumstances. On May 29, 2014 the Supreme Court rendered its decision with respect to the case involving the five GM Korea employees and remanded the case to the Seoul High Court consistent with its December 2013 ruling. In July 2014 GM Korea and its labor union agreed to include bonuses and certain allowances in Ordinary Wages retroactively to March 1, 2014. Therefore our accrual related to these cases was reclassified from a contingent liability to the Pensions liability. We estimate our reasonably possible loss, as defined by ASC 450, “Contingencies,” in excess of amounts accrued to be 574 billion South Korean Won (equivalent to $515 million) at June 30, 2015, which relates to periods before March 1, 2014. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. At June 30, 2015 we have identified a reasonably possible loss in excess of the amount of our accrual of 173 billion South Korean Won (equivalent to $155 million). Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available. These cases are currently pending before various district courts in Korea and the Supreme Court.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Purporting to sue on behalf of owners of common stock deriving from our 2010 initial public offering, plaintiff asserts non-fraud prospectus based liability claims under various federal securities statutes alleging that the Company has made false statements about its vehicle inventory controls and production decisions, particularly with respect to full-size trucks. The plaintiff's complaint requests compensatory damages, rescission and litigation costs, fees and disbursements. On November 21, 2012 the court appointed the Teamster's Local 710 Pension Fund as lead plaintiff in the matter. On February 1, 2013 the plaintiff filed an amended complaint. On September 4, 2014 the district court granted our motion to dismiss, and dismissed the case with prejudice. Plaintiff filed an appeal. On May 28, 2015 the United States Court of Appeals for the Second Circuit affirmed the dismissal by the district court. On July 9, 2015 the appeals court denied plaintiff’s petition for rehearing or, in the alternative, for rehearing en banc.

GM Financial Subpoena

In July 2014 GM Financial was served with a subpoena by the U.S. Department of Justice directing GM Financial to produce certain documents relating to the origination and securitization of sub-prime automobile loans by GM Financial and its subsidiaries and affiliates since 2007 in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. GM Financial was subsequently served with additional investigative subpoenas from state attorneys general and other governmental offices to produce documents relating to its consumer automobile loan business and securitization of automobile loans. In October 2014 GM Financial received a document request from the SEC in connection with its investigation into certain practices in sub-prime automobile loan securitization. GM Financial is investigating these matters internally and believes that it is cooperating with all requests. Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect GM Financial or any of its subsidiaries and affiliates.

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

The amounts recorded for the Program were recorded in Automotive selling, general and administrative expense in Corporate and were treated as an adjustment for earnings before interest and taxes (EBIT)-adjusted reporting purposes. Based on the Program's claims experience we increased our accrual by $150 million and $75 million in the three months ended March 31, 2015 and June 30, 2015. Total charges recorded since inception of the Program were $625 million. The following table summarizes the activity for the Program since its inception (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Activity
Balance at April 1, 2014	$—
Additions	400
Payments	(85)
Balance at December 31, 2014	315
Additions	150
Payments	(115)
Balance at March 31, 2015	350
Additions	75
Payments	(62)
Balance at June 30, 2015	$363

Based on currently available information we believe our accrual at June 30, 2015 is adequate to cover the estimated costs under the Program. The most significant estimates affecting the amount recorded include the number of participants that have eligible claims related to death and physical injury, which also contemplates the severity of injury, the length of hospital stays and related compensation amounts and the number of people who actually elect to participate in the Program. Our estimate is subject to significant uncertainties, as programs of this nature are highly unusual and each eligible claim will have a unique underlying fact pattern. While we do not anticipate material changes to our current estimate, it is possible that material changes could occur if actual eligible claims and the related compensation amounts differ from this estimate.

The Program accepted claims from August 1, 2014 through January 31, 2015 and received a total of 4,342 claims. Payments to eligible claimants began in the three months ended December 31, 2014 and will continue through the end of 2015. Accident victims (or their families) could choose not to participate in the Program and pursue litigation against us. Accident victims (or their families) that accept a payment under the Program agree to settle all claims against GM related to the accident. At July 17, 2015 the independent program administrator had determined that 393 claims were eligible for payment and 3,664 were ineligible for payment under the Program. The remaining 285 claims are deficient and awaiting further documentation. We expect the Program to complete its claims review process in the three months ending September 30, 2015. At July 17, 2015 we had paid $280 million to eligible claimants under the Program since its inception.

Other Matters

Brazil Excise Tax Incentive

In October 2012 the Brazilian government issued a decree which increased an excise tax rate by 30 percentage points, but also provided an offsetting tax incentive that requires participating companies to meet certain criteria, such as local investment and fuel efficiency standards. Participating companies that fail to meet the required criteria are subject to clawback provisions and fines. At June 30, 2015 we believe it is reasonably assured that the program requirements will be met.

Korea Fuel Economy Certification

In 2014 we determined the certified fuel economy ratings on our Cruze 1.8L gasoline vehicles sold in Korea were incorrect. We retested and recertified the Cruze fuel economy ratings which fell below our prior certification and self-reported this issue to local government authorities. We voluntarily announced a customer compensation program for current and previous Cruze owners and recorded an insignificant charge in the three months ended December 31, 2014.

In November 2014 the Korean government released new fuel economy certification guidelines. Since then, in accordance with the new guidelines, we have completed retesting and recertification of the Chevrolet Captiva 2.0L and 2.2L diesel vehicles. We continue to review the impact the new testing guidelines may have on the domestic fuel economy certification ratings of our products.

India Tavera Emissions Compliance

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In 2013 we determined there was an emissions compliance issue with certain Tavera models produced in India. We self-reported this issue in the three months ended September 30, 2013 to local government authorities and are continuing to cooperate. We developed a solution, and while the issue was not safety related, we voluntarily recalled the vehicles to serve our customers. We believe our accrual at June 30, 2015 is adequate to cover the estimated costs of the recalled vehicles.

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

In the three months ended June 30, 2015 income tax expense of $577 million resulted from tax expense attributable to entities included in our effective tax rate calculation of $793 million, partially offset by net favorable discrete adjustments related to uncertain tax positions and other items. In the three months ended June 30, 2014 income tax benefit of $254 million primarily resulted from tax benefit attributable to entities included in our effective tax rate calculation.

In the six months ended June 30, 2015 income tax expense of $1.1 billion resulted from tax expense attributable to entities included in our effective tax rate calculation of $1.3 billion, partially offset by net favorable discrete adjustments related to uncertain tax positions and other items. In the six months ended June 30, 2014 income tax benefit of $478 million primarily resulted from tax benefit attributable to entities included in our effective tax rate calculation and deductions taken for stock investments in non-US affiliates.

At June 30, 2015 we had $33.4 billion of net deferred tax assets consisting of: (1) net operating losses and income tax credits; (2) capitalized research expenditures; and (3) other timing differences that are available to offset future income tax liabilities.

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

The following tables summarize the reserves related to restructuring and other initiatives and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2015	$459	$751	$166	$2	$1,378
Additions, interest accretion and other	9	127	37	11	184
Payments	(19)	(385)	(22)	(11)	(437)
Revisions to estimates and effect of foreign currency	(11)	(53)	(10)	—	(74)
Balance at March 31, 2015	438	440	171	2	1,051
Additions, interest accretion and other	65	9	54	35	163
Payments	(19)	(73)	(53)	(29)	(174)
Revisions to estimates and effect of foreign currency	1	17	(8)	—	10
Balance at June 30, 2015(a)	$485	$393	$164	$8	$1,050

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2014	$497	$503	$333	$16	$1,349
Additions, interest accretion and other	10	191	48	49	298
Payments	(30)	(106)	(21)	(51)	(208)
Revisions to estimates and effect of foreign currency	(6)	2	(2)	(1)	(7)
Balance at March 31, 2014	471	590	358	13	1,432
Additions, interest accretion and other	10	179	27	24	240
Payments	(26)	(68)	(116)	(29)	(239)
Revisions to estimates and effect of foreign currency	5	(2)	(5)	—	(2)
Balance at June 30, 2014(a)	$460	$699	$264	$8	$1,431
________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $353 million and $354 million at June 30, 2015 and 2014 for GMNA, primarily relate to postemployment benefits to be paid.

Three and Six Months Ended June 30, 2015

Restructuring and other initiatives related primarily to: (1) the change in our business model in Russia described below; and (2) separation and other programs in Australia, Korea, Thailand and Indonesia and the withdrawal of the Chevrolet brand from Europe which had a total cost since inception of $605 million and affected a total of approximately 4,300 employees at GMIO through June 30, 2015. We expect to complete these programs in GMIO in 2017 and incur additional restructuring and other charges of approximately $200 million.

Three and Six Months Ended June 30, 2014

Restructuring and other initiatives related primarily to: (1) the termination of all vehicle and transmission production at our Bochum, Germany facility in 2014 which had a total cost since inception of $553 million through June 30, 2014; (2) separation programs in Australia and Korea and programs related to the withdrawal of the Chevrolet brand from Europe which had a total cost since inception of $390 million and affected a total of approximately 3,350 employees at GMIO through June 30, 2014; and (3) separation programs in Brazil and Venezuela which had a total cost since inception of $159 million at GMSA through June 30, 2014.

Change of Business Model in Russia

In March 2015 we announced plans to change our business model in Russia and will cease manufacturing, eliminate Opel brand distribution and reduce Chevrolet brand distribution by the end of 2015. This decision impacts 300 dealers and distributors and 1,130 employees. As a result we recorded pre-tax charges of $443 million at GME and GMIO in the six months ended June 30, 2015, net of noncontrolling interests of $54 million. These charges included dealer restructuring and other contract cancellation costs of $112 million and employee severance costs of $13 million which are reflected in the table above. The remaining charges for cumulative translation adjustment associated with the substantial liquidation of certain legal entities and other of $181 million, sales incentives and inventory related costs of $137 million and asset impairment charges of $54 million are not included in the table above. We may incur additional charges for exit costs of up to $100 million through 2016.

Note 13. Stockholders' Equity

Preferred and Common Stock

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had 1.6 billion shares of common stock issued and outstanding at June 30, 2015 and December 31, 2014. In December 2014 we redeemed all of the remaining outstanding shares of our Series A preferred stock. In the six months ended June 30, 2015 we purchased 55 million shares of our outstanding common stock for $2.0 billion as part of the common stock repurchase program announced in March 2015.

The following table summarizes dividends paid on our preferred and common stock (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Series A preferred stock		$88		$176
Common stock	$570	$481	$1,055	$962

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Foreign Currency Translation Adjustments
Balance at beginning of period	$(881)	$(709)	$(1,064)	$(614)
Other comprehensive income (loss) before reclassification adjustment, net of tax(a)	(149)	46	(127)	(52)
Reclassification adjustment, net of tax(a)(b)	6	—	176	—
Other comprehensive income (loss), net of tax	(143)	46	49	(52)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	1	2	(8)	5
Balance at end of period	$(1,023)	$(661)	$(1,023)	$(661)
Unrealized Gains and Losses on Securities, Net
Balance at beginning of period	$2	$5	$(3)	$2
Other comprehensive income (loss) before reclassification adjustment, net of tax(a)	(4)	(1)	2	3
Reclassification adjustment, net of tax(a)	(1)	1	(2)	—
Other comprehensive income (loss), net of tax	(5)	—	—	3
Balance at end of period	$(3)	$5	$(3)	$5
Defined Benefit Plans, Net
Balance at beginning of period	$(6,452)	$(2,434)	$(7,006)	$(2,501)
Other comprehensive loss before reclassification adjustment – prior service cost or credit, net of tax(a)	(4)	(19)	(7)	(24)
Other comprehensive income (loss) before reclassification adjustment – actuarial gains or losses, net of tax(a)	(143)	(50)	348	(22)
Other comprehensive income (loss) before reclassification adjustment, net of tax	(147)	(69)	341	(46)
Reclassification adjustment – prior service cost or credit, net of tax(a)(c)	7	(4)	7	11
Reclassification adjustment – actuarial losses, net of tax(a)(c)	75	30	141	59
Reclassification adjustment, net of tax(a)	82	26	148	70
Other comprehensive income (loss), net of tax	(65)	(43)	489	24
Balance at end of period	$(6,517)	$(2,477)	$(6,517)	$(2,477)
_______

(a)	The income tax effect was insignificant in the three and six months ended June 30, 2015 and 2014.

(b)	Related to the change of our business model in Russia. Included in Automotive cost of sales. Refer to Note 12 for additional information.

(c)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 9 for additional information.

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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Basic earnings per share
Net income attributable to stockholders	$1,117	$278	$2,062	$491
Less: cumulative dividends on Series A preferred stock(a)		(88)		(176)
Net income attributable to common stockholders	$1,117	$190	$2,062	$315

Weighted-average common shares outstanding	1,596	1,608	1,606	1,598
Basic earnings per common share	$0.70	$0.12	$1.28	$0.20
Diluted earnings per share
Net income attributable to common stockholders – basic	$1,117	$190	$2,062	$315
Less: earnings adjustment for dilutive stock compensation rights	(4)	—	(1)	(14)
Net income attributable to common stockholders – diluted	$1,113	$190	$2,061	$301

Weighted-average common shares outstanding – basic	1,596	1,608	1,606	1,598
Dilutive effect of warrants and restricted stock units (RSUs)	64	80	67	91
Weighted-average common shares outstanding – diluted	1,660	1,688	1,673	1,689

Diluted earnings per common share	$0.67	$0.11	$1.23	$0.18
________

(a)	Includes earned but undeclared dividends of $15 million on our Series A preferred stock in the three and six months ended June 30, 2014.

In the three and six months ended June 30, 2015 and 2014 warrants to purchase 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

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

In addition to the products sold to dealers for consumer retail sales, cars and trucks are also sold to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. Fleet sales are completed through the network of dealers and in some cases directly with fleet customers. Retail and fleet customers can obtain a wide range of after-sale vehicle services and products through the dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories and extended service warranties.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We also have equity ownership stakes directly or indirectly in entities through various regional subsidiaries, primarily in Asia. These companies design, manufacture and market vehicles under the Baojun, Buick, Cadillac, Chevrolet, Jiefang and Wuling brands.

Our automotive operations' interest income and interest expense are recorded centrally in Corporate. Corporate assets consist primarily of cash and cash equivalents, marketable securities and intercompany balances. All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment (dollars in millions):

	At and For the Three Months Ended June 30, 2015
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$26,481	$4,987	$3,053	$2,109	$40		$36,670	$1,515	$(5)	$38,180
Income (loss) before automotive interest and taxes-adjusted	$2,780	$(45)	$349	$(144)	$(292)		$2,648	$225	$(2)	$2,871
Adjustments(a)	$(3)	$(17)	$(295)	$(720)	$(75)		$(1,110)	$—	$—	(1,110)
Automotive interest income										41
Automotive interest expense										(108)
Net income attributable to noncontrolling interests										23
Income before income taxes										1,717
Income tax expense										(577)
Net (income) attributable to noncontrolling interests										(23)
Net income attributable to stockholders										$1,117

Total assets	$89,684	$11,126	$21,081	$8,269	$21,874	$(19,836)	$132,198	$55,442	$(1,828)	$185,812
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,033	$118	$415	$107	$4	$(1)	$1,676	$494	$—	$2,170
__________

(a)
Consists of costs related to the change in our business model in Russia of $17 million in GME; asset impairment charges of $297 million related to our Thailand subsidiaries in GMIO; Venezuela currency devaluation of $604 million and asset impairment charges of $116 million related to our Venezuela subsidiaries in GMSA; a charge related to the ignition switch recall compensation program of $75 million in Corporate; and other of $1 million.

	At and For the Three Months Ended June 30, 2014
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$25,671	$5,974	$3,602	$3,177	$38		$38,462	$1,191	$(4)	$39,649
Income (loss) before automotive interest and taxes-adjusted	$1,385	$(305)	$315	$(81)	$(220)		$1,094	$258	$(1)	$1,351
Adjustments(a)	$(874)	$—	$(12)	$—	$(400)		$(1,286)	$7	$—	(1,279)
Automotive interest income										52
Automotive interest expense										(100)
Net income attributable to noncontrolling interests										9
Income before income taxes										33
Income tax benefit										254
Net (income) attributable to noncontrolling interests										(9)
Net income attributable to stockholders										$278

Total assets	$97,777	$12,289	$22,990	$11,068	$28,458	$(34,195)	$138,387	$42,537	$(1,826)	$179,098
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,221	$115	$162	$104	$19	$(1)	$1,620	$199	$—	$1,819
__________

(a)
Consists of a catch-up adjustment related to the change in estimate for recall campaigns of $874 million in GMNA; a charge related to the ignition switch recall compensation program of $400 million in Corporate; and other of $5 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Six Months Ended June 30, 2015
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$51,157	$9,436	$6,165	$4,201	$75		$71,034	$2,869	$(11)	$73,892
Income (loss) before automotive interest and taxes-adjusted	$4,962	$(284)	$720	$(358)	$(521)		$4,519	$439	$(5)	$4,953
Adjustments(a)	$29	$(354)	$(387)	$(720)	$(225)		$(1,657)	$—	$—	(1,657)
Automotive interest income										90
Automotive interest expense										(218)
Net (loss) attributable to noncontrolling interests										(14)
Income before income taxes										3,154
Income tax expense										(1,106)
Net loss attributable to noncontrolling interests										14
Net income attributable to stockholders										$2,062

Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$2,134	$239	$526	$183	$8	$(2)	$3,088	$839	$—	$3,927
__________

(a)
Consists of net insurance recoveries related to flood damage of $29 million in GMNA; costs related to the change in our business model in Russia of $354 million in GME and $89 million in GMIO, which is net of noncontrolling interests; asset impairment charges of $297 million related to our Thailand subsidiaries in GMIO; Venezuela currency devaluation of $604 million and asset impairment charges of $116 million related to our Venezuela subsidiaries in GMSA; charges related to the ignition switch recall compensation program of $225 million in Corporate; and other of $1 million.

	For the Six Months Ended June 30, 2014
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$50,075	$11,594	$6,832	$6,202	$74		$74,777	$2,288	$(8)	$77,057
Income (loss) before automotive interest and taxes-adjusted	$1,942	$(589)	$567	$(237)	$(343)		$1,340	$479	$(2)	$1,817
Adjustments(a)	$(874)	$—	$(21)	$(419)	$(400)		$(1,714)	$8	$—	(1,706)
Automotive interest income										105
Automotive interest expense										(203)
Net income attributable to noncontrolling interests										76
Income before income taxes										89
Income tax benefit										478
Net (income) attributable to noncontrolling interests										(76)
Net income attributable to stockholders										$491

Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$2,313	$224	$276	$205	$35	$(2)	$3,051	$375	$—	$3,426
__________

(a)
Consists of a catch-up adjustment related to the change in estimate for recall campaigns of $874 million in GMNA; Venezuela currency devaluation of $419 million in GMSA; a charge related to the ignition switch recall compensation program of $400 million in Corporate; and other of $13 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the audited consolidated financial statements and notes thereto included in our 2014 Form 10-K.

Non-GAAP Measures

Management uses EBIT-adjusted to review the operating results of our automotive segments because it excludes interest income, interest expense and income taxes as well as certain additional adjustments. GM Financial uses income before income taxes-adjusted because management believes interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Examples of adjustments to EBIT and GM Financial's income before income taxes include certain impairment charges related to goodwill, other long-lived assets and investments; certain gains or losses on the settlement/extinguishment of obligations; and gains or losses on the sale of non-core investments. Refer to Note 15 to our condensed consolidated financial statements for our reconciliation of these non-GAAP measures to the most directly comparable financial measure under U.S. GAAP, Net income attributable to stockholders.

Management uses return on invested capital (ROIC) to review investment and capital allocation decisions. We define ROIC as EBIT-adjusted for the trailing four quarters divided by average net assets, which is considered to be the average equity balances adjusted for certain assets and liabilities during the same period.

Management uses adjusted free cash flow to review the liquidity of our automotive operations. We measure adjusted free cash flow as cash flow from operations less capital expenditures adjusted for management actions, primarily related to strengthening our balance sheet, such as accrued interest on prepayments of debt and voluntary contributions to employee benefit plans. Refer to the “Liquidity and Capital Resources” section of MD&A for our reconciliation of this non-GAAP measure to the most directly comparable financial measure under U.S. GAAP, Net cash provided by operating activities.

Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result the use of these non-GAAP measures has limitations and should not be considered in isolation from, or as a substitute for, related U.S. GAAP measures.

The following table summarizes the calculation of ROIC (dollars in billions):

	Four Quarters Ended
	June 30, 2015	June 30, 2014
EBIT-adjusted	$9.6	$6.4
Average equity	$38.0	$41.5
Add: Average automotive debt and interest liabilities (excluding capital leases)	7.8	6.5
Add: Average automotive net pension & OPEB liability	28.2	28.0
Less: Average fresh start accounting goodwill	—	(0.3)
Less: Average net automotive income tax asset	(32.9)	(32.4)
ROIC average net assets	$41.1	$43.3

ROIC	23.4%	14.7%

Overview

Our strategic plan includes several major initiatives that we anticipate will help us achieve 9% to 10% margins on an EBIT-adjusted basis (EBIT-adjusted margins, calculated as EBIT-adjusted divided by Net sales and revenue) by early next decade: earn customers for life by developing a strong product pipeline, leading the industry in quality and safety and improving the customer ownership experience; lead in technology and innovation, including OnStar 4G LTE and connected car; build our brands, particularly the Cadillac brand in the U.S. and China; continue our growth in China; continue our growth of GM Financial into our full captive

GENERAL MOTORS COMPANY AND SUBSIDIARIES

automotive financing company; deliver core operating efficiencies by institutionalizing Operational Excellence; and execute our capital allocation strategy as described below.

Our financial targets include expected improvement of overall company EBIT-adjusted and EBIT-adjusted margins in 2015 with forecasted consolidated EBIT-adjusted margins of 9% to 10% by the 2020s; adjusted automotive free cash flow is expected to be flat to slightly up in 2015 compared to 2014; expected consolidated ROIC of 20% plus; expected EBIT-adjusted margins of 10% in GMNA in 2016; an anticipated return to positive EBIT-adjusted in GME in 2016; expected sustained strong margins at our Automotive China JVs; and expected income before income taxes-adjusted for GM Financial to more than double from 2014 to 2018.

Automotive Summary and Outlook

We analyze the results of our automotive business through our four geographically-based segments:

GMNA

Automotive industry volume has continued to grow in North America. In January 2015 we expected U.S. industry light vehicle sales for the calendar year to fall in a range of 16.5 - 17.0 million units. In the six months ended June 30, 2015 the seasonally-adjusted annual selling rate for light vehicles was at the top of our expected range at 17.0 million units. Based on our current cost structure, we continue to estimate GMNA’s breakeven point at the U.S. industry level to be in the range of 10 - 11 million units.
In the six months ended June 30, 2015 our U.S. retail vehicle sales increased at a rate approximately 1.2 percentage points less than industry sales. U.S. market share for Buick, Cadillac and Chevrolet decreased, while GMC increased compared to the corresponding period in the prior year. Our total U.S. market share decreased by 0.2 percentage points as a result of reduced sales to fleets. U.S. market share excluding fleet sales increased 0.1 percentage points. For the year ending December 31, 2015 we expect total market share to be flat compared to 2014, including a reduction in sales to fleet.
According to the J.D. Power 2015 U.S. Initial Quality study the Chevrolet Malibu, Equinox (tie), Silverado LD and Spark ranked the highest in their respective segments.

In the year ending December 31, 2015 we expect an increase in EBIT-adjusted and EBIT-adjusted margins over 2014.

The UAW contract we entered into in September 2011 expires in September 2015. We consider our relationships with employees to be good, but a work stoppage for any reason could have a material adverse effect on our business. We have commenced negotiations with the UAW on a new contract.

GME

Automotive industry sales to retail and fleet customers began to improve in late 2013. As a result of moderate economic growth across Europe (excluding Russia) this trend continued in the six months ended June 30, 2015 with industry sales to retail and fleet customers of 9.1 million vehicles representing a 9.0% increase compared to the corresponding period in 2014. In Russia industry sales to retail and fleet customers decreased 36.5% to 0.8 million vehicles compared to the corresponding period in 2014.

Our European operations are benefiting from this trend and continue to show signs of improvement underscored by further improvement in our Opel and Vauxhall market share in the six months ended June 30, 2015, which builds on our market share increases in 2013 and 2014.

We continue to implement various strategic actions to strengthen our operations and increase our competitiveness. The key actions include investments in our product portfolio including the next generation Opel Astra and Corsa, a revised brand strategy and reducing material, development and production costs, including restructuring activities. The success of these actions will depend on a combination of our ability to execute and external macro-economic factors which are outside of our control.

Economic and market conditions in Russia remain and are expected to continue to be very challenging for the foreseeable future. In addition we do not have appropriate localization levels for key vehicles built in Russia and we would need to make significant future capital investments in order to improve our localization levels to ensure our products are competitive in the Russian market. As a result of these conditions our Russia business model is not sustainable over the long term. In March 2015 we announced

GENERAL MOTORS COMPANY AND SUBSIDIARIES

plans to change our business model and will cease manufacturing, eliminate Opel brand distribution and minimize Chevrolet brand distribution in Russia by the end of 2015. Refer to Note 12 to our condensed consolidated financial statements for additional information related to the impact of the change in our business model in Russia.

Despite the headwinds in Russia, we expect the European automotive industry to continue to moderately improve and we expect to have positive EBIT-adjusted in GME in 2016.

GMIO

We are addressing many of the challenges in our GMIO operations and continue to strategically assess the manner in which we operate in certain countries within GMIO. To address the significant industry, market share, pricing and foreign exchange pressures in the region, we continue to focus on product portfolio enhancements, manufacturing footprint rationalization, increased local sourcing of parts, cost structure reductions, as well as brand and dealer network improvements which we expect to favorably impact the region over the medium term. However with the significant reduction in wholesale volumes and forward pricing pressures in certain markets, we tested certain long-lived assets for impairment and additional testing may occur in the near term.

In 2013 we announced the withdrawal of the Chevrolet brand from Western and Central Europe and the ceasing of manufacturing and significant reduction of engineering operations in Australia by 2017 and incurred impairment and other charges in 2013, 2014 and 2015. We continue to work on a Southeast Asia transformation plan including the transition of our Indonesian operations to a national sales company and ceased vehicle production in Indonesia in the three months ended June 30, 2015. We are restructuring our Thailand operations to focus on our competitive strengths in trucks and sport utility vehicles (SUVs) given continued challenges in Thailand and several export markets and adverse movements in certain foreign currency exchange rates. We expect that our Thailand restructuring and strategic actions will position the company for long term sustained profitability. As a result of these strategic actions related to Thailand, we recorded impairment charges of $0.3 billion in Automotive cost of sales in the three months ended June 30, 2015, which was treated as an adjustment for EBIT-adjusted reporting purposes.

Determining whether long-lived assets need to be tested for impairment, whether recorded amounts are recoverable and the estimate of impairment and other charges, if any, is subject to significant uncertainty and highly dependent on finalization of our strategic assessments and associated financial forecasts.

We continue to execute our plans and within the financial impact that we projected. As we continue to assess our performance throughout the region, additional restructuring and rationalization actions may be required and may have a material impact on our results of operations.

In the year ending December 31, 2015 we expect an increase in EBIT-adjusted and EBIT-adjusted margins over 2014 including sustained profit at our Automotive China JVs.

In China we are seeing a moderation of industry growth and pricing pressures higher than we initially anticipated due primarily to macro-economic volatility, softening consumer demand particularly in the commercial vehicle segment, increasing competition and other economic factors. As a result, we expect moderate industry growth and pricing pressure to continue, with industry growth expected to be low single digits for 2015 and carryover price reductions to be 2% - 3% higher than our historical experience. We have been proactively managing these challenges by optimizing mix and inventory levels and aggressively reducing costs. Despite the more challenging industry conditions, our Automotive China JVs generated $1.0 billion of equity income in the six months ended June 30, 2015, and we continue to expect an increase in vehicle sales driven by new vehicle launches and a full year of 2014 launches.

GMSA

In the three months ended June 30, 2015 we changed the exchange rate used for remeasuring the net assets of our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities to the Sistema Marginal de Divisas (SIMADI) rate from the Complementary System of Foreign Currency Administration (SICAD) rate. As a result we recorded devaluation charges of $0.6 billion. In addition we performed recoverability tests of certain assets, including our real and personal property assets, of our Venezuelan subsidiaries and recorded asset impairment charges of $0.1 billion. The devaluation and asset impairment charges were recorded in Automotive cost of sales in the three months ended June 30, 2015 and were treated as an adjustment for EBIT-adjusted reporting purposes. We continue to monitor developments in Venezuela to assess whether government restrictions and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

exchange rate controls when considered with the economic environment in Venezuela evolve such that we no longer maintain a controlling financial interest. Refer to the "GM South America" section of MD&A for additional information.

During the six months ended June 30, 2015 the Brazilian automotive industry has been significantly impacted by the deterioration of the Brazilian Real, an economic slowdown and a lack of consumer confidence coupled with overcapacity. Brazilian automotive industry sales to retail and fleet customers were 1.3 million vehicles in the six months ended June 30, 2015, representing a 20.7% decrease compared to the corresponding period in 2014.

We have formulated a plan to implement various actions in the region to strengthen our operations and increase our competitiveness. The key areas of the plan include optimizing our product portfolio in order to adjust vehicle prices to offset foreign exchange exposure and reducing material, development and production costs, including restructuring activities. The success of these actions will depend on a combination of our ability to execute and external macro-economic factors which are outside of our control. We believe the adverse economic conditions and their effect on the Brazilian automotive industry will continue through the end of 2015.

Although we expect improved profitability as we progress through the second half of 2015 compared to the first half of 2015, our previous guidance of improved EBIT-adjusted and EBIT-adjusted margins for the year ending December 31, 2015 compared to 2014 is at risk.

Corporate

In March 2015 management announced its plan to return all available free cash flow to stockholders while maintaining an investment-grade balance sheet. Management's capital allocation framework includes a combined cash and marketable securities balance target of $20 billion and plans to reinvest in the business at an average target ROIC rate of 20% or more. In connection with this plan we announced a program which authorized the initial purchase of $5 billion of our common stock that began in March 2015 and that we intend to conclude before the end of 2016. At July 21, 2015 we had purchased 58 million shares of our outstanding common stock for $2.1 billion. Also, in April 2015 we announced an increase in our quarterly common stock dividend from $0.30 per share to $0.36 per share effective in the three months ended June 30, 2015.

Based on the ignition switch recall compensation program's claims experience we increased our accrual for the program by $150 million and $75 million in the three months ended March 31, 2015 and June 30, 2015. The increases to the accrual were recorded in Automotive selling, general and administrative expense and were treated as adjustments for EBIT-adjusted reporting purposes. Total charges recorded since inception of the compensation program were $625 million. It is possible that we could incur additional charges materially in excess of these amounts as a result of various legal proceedings and investigations relating to the ignition switch recalls announced in 2014. These recalls have led to various inquiries, investigations, subpoenas, requests for information and complaints from the U.S. Attorney's Office for the Southern District of New York, Congress, the SEC, Transport Canada and 50 state attorneys general. In addition these and other recalls have resulted in a number of claims and lawsuits. Refer to Note 10 to our condensed consolidated financial statements for additional information. Such lawsuits and investigations could in the future result in the imposition of damages, substantial fines, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as significant legal and other costs. There can be no assurance as to how the resulting consequences, if any, may impact our business, reputation, consolidated financial condition, results of operations or cash flow. We cannot currently estimate the potential liability, damages or range of potential loss as a result of the legal proceedings and government investigations relating to the ignition switch recall.

At June 30, 2015 our European operating businesses had deferred tax asset valuation allowances of $4.5 billion. As a result of the 2014 changes in our European operating structure and improving financial performance in certain jurisdictions, we continue to experience positive evidence trends. To the extent these jurisdictions continue to generate profit and our 2016 and future longer-term forecasts show sustained profitability, our conclusion regarding the need for full valuation allowances could change, leading to the reversal of a significant portion of our valuation allowances for certain jurisdictions as early as the fourth quarter of 2015. If this occurs we will record a material tax benefit reflecting the reversal, which could result in a lower or negative effective tax rate for both the quarter and full year.

Wholesale and Retail Vehicle Sales

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We present both wholesale and retail vehicle sales data to assist in the analysis of our revenue and market share. We do not currently export vehicles to Cuba, Iran, North Korea, Sudan and Syria. Accordingly these countries are excluded from industry sales data in the tables below and corresponding calculations of our market share.

Wholesale vehicle sales data, which represents sales directly to dealers and others, is the measure that correlates to our revenue from the sale of vehicles, which is the largest component of automotive Net sales and revenue. Wholesale vehicle sales exclude vehicles produced by joint ventures. We estimate our global breakeven point, excluding Automotive China JVs, to be approximately 5 million annual wholesale vehicle sales. In the six months ended June 30, 2015, 49.5% of our wholesale vehicle sales were generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
GMNA	878	59.9%	830	55.2%	1,707	59.8%	1,637	55.1%
GME	303	20.7%	305	20.3%	571	20.0%	596	20.1%
GMIO	141	9.6%	157	10.5%	285	9.9%	319	10.7%
GMSA	143	9.8%	211	14.0%	293	10.3%	419	14.1%
Worldwide	1,465	100.0%	1,503	100.0%	2,856	100.0%	2,971	100.0%

Retail vehicle sales data, which represents sales to the end customers based upon the good faith estimates of management, including fleets, does not correlate directly to the revenue we recognize during the period. However retail vehicle sales data is indicative of the underlying demand for our vehicles. Market share information is based primarily on retail vehicle sales volume. In countries where end customer data is not readily available other data sources, such as wholesale or forecast volumes, are used to estimate retail vehicle sales.

Retail vehicle sales data includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Certain joint venture agreements in China allow for the contractual right to report vehicle sales of non-GM trademarked vehicles by those joint ventures. Retail vehicle sales data includes vehicles sold through the dealer registration channel. This sales channel consists primarily of dealer demonstrator, loaner and self-registered vehicles (primarily in Europe). These vehicles are not eligible to be sold as new vehicles after being registered by dealers. Certain fleet sales that are accounted for as operating leases are included in retail vehicle sales at the time of delivery to the daily rental car companies. The following table summarizes total industry retail sales, or estimated sales where retail sales volume is not available, of new vehicles and the related competitive position by geographic region (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended						Six Months Ended
	June 30, 2015			June 30, 2014			June 30, 2015			June 30, 2014
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,662	822	17.6%	4,504	806	17.9%	8,703	1,506	17.3%	8,320	1,456	17.5%
Other	975	143	14.7%	895	124	13.8%	1,744	249	14.3%	1,597	218	13.7%
Total North America	5,637	965	17.1%	5,399	930	17.2%	10,447	1,755	16.8%	9,917	1,674	16.9%
Europe
United Kingdom	745	77	10.3%	685	75	10.9%	1,589	163	10.3%	1,462	160	11.0%
Germany	947	66	7.0%	910	67	7.4%	1,780	121	6.8%	1,692	124	7.3%
Other	3,372	176	5.2%	3,321	194	5.9%	6,502	327	5.0%	6,421	390	6.1%
Total Europe	5,064	319	6.3%	4,916	336	6.8%	9,871	611	6.2%	9,575	674	7.0%
Asia/Pacific, Middle East and Africa
China(a)	5,860	823	14.0%	5,935	812	13.7%	12,102	1,762	14.6%	11,943	1,731	14.5%
Other	4,487	199	4.4%	4,557	214	4.7%	9,523	398	4.2%	9,767	418	4.3%
Total Asia/Pacific, Middle East and Africa	10,347	1,022	9.9%	10,492	1,026	9.8%	21,625	2,160	10.0%	21,710	2,149	9.9%
South America
Brazil	644	92	14.3%	850	142	16.7%	1,319	204	15.5%	1,663	279	16.8%
Other	392	64	16.2%	432	72	16.6%	791	131	16.5%	915	146	16.0%
Total South America	1,036	156	15.0%	1,282	214	16.7%	2,110	335	15.9%	2,578	425	16.5%
Total Worldwide	22,084	2,462	11.1%	22,089	2,506	11.3%	44,053	4,861	11.0%	43,780	4,922	11.2%
United States
Cars	2,058	270	13.1%	2,105	313	14.9%	3,854	490	12.7%	3,885	579	14.9%
Trucks	1,307	318	24.4%	1,250	294	23.5%	2,443	587	24.0%	2,265	501	22.1%
Crossovers	1,297	234	18.0%	1,149	199	17.3%	2,406	429	17.8%	2,170	376	17.3%
Total United States	4,662	822	17.6%	4,504	806	17.9%	8,703	1,506	17.3%	8,320	1,456	17.5%
China
SGMS		366			398			785			820
SGMW and FAW-GM		457			414			977			911
Total China	5,860	823	14.0%	5,935	812	13.7%	12,102	1,762	14.6%	11,943	1,731	14.5%
__________

(a)
Our China sales include the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). End user data is not readily available for the industry; therefore, wholesale volumes were used for Industry, GM and Market Share. Our retail sales in China were 757 and 768 in the three months ended June 30, 2015 and 2014 and 1,719 and 1,647 in the six months ended June 30, 2015 and 2014.

In the six months ended June 30, 2015 we estimate we had the largest market share in North America and South America, the number two market share in the Asia/Pacific, Middle East and Africa region and the number seven market share in Europe.

Automotive Financing – GM Financial Summary and Outlook

GM Financial is expanding its leasing, near prime and prime lending programs in North America and anticipates that leasing and prime lending will become an increasing percentage of the originations and consumer portfolio balance over time. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout economic cycles.

In February 2015 GM Financial became our exclusive U.S. lease provider for Buick-GMC dealers. Our exclusive leasing arrangements with GM Financial extended to Cadillac dealers in March 2015 and to Chevrolet dealers in April 2015. As a result GM Financial now provides substantially all of the financing on vehicles leased by our customers.

GM Financial completed the acquisitions of Ally Financial's automotive finance and financial services businesses in Europe and Latin America during 2013. On January 2, 2015 GM Financial completed its acquisition of Ally Financial's 40% equity interest

GENERAL MOTORS COMPANY AND SUBSIDIARIES

in SAIC-GMAC in China for $1.0 billion. Also on January 2, 2015 GM Financial sold a 5% equity interest in SAIC-GMAC to SAICFC, a current shareholder of SAIC-GMAC, for proceeds of $125 million. As a result of these transactions GM indirectly owns 45% of SAIC-GMAC.

In the year ending December 31, 2015 we expect income before income taxes-adjusted to remain consistent with 2014.

Consolidated Results

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2015	June 30, 2014			Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$26,481	$25,671	$810	3.2%	$1.4	$(0.1)	$(0.2)	$(0.3)
GME	4,987	5,974	(987)	(16.5)%	$—	$(0.1)	$0.2	$(1.1)
GMIO	3,053	3,602	(549)	(15.2)%	$(0.3)	$0.1	$—	$(0.4)
GMSA	2,109	3,177	(1,068)	(33.6)%	$(0.9)	$—	$0.3	$(0.5)
Corporate	40	38	2	5.3%				$—
Automotive	36,670	38,462	(1,792)	(4.7)%	$0.1	$(0.1)	$0.3	$(2.2)
GM Financial	1,510	1,187	323	27.2%				$0.3
Total net sales and revenue	$38,180	$39,649	$(1,469)	(3.7)%	$0.1	$(0.1)	$0.3	$(1.8)

	Six Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2015	June 30, 2014			Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$51,157	$50,075	$1,082	2.2%	$2.0	$0.4	$(0.8)	$(0.5)
GME	9,436	11,594	(2,158)	(18.6)%	$(0.4)	$(0.2)	$0.3	$(1.9)
GMIO	6,165	6,832	(667)	(9.8)%	$(0.6)	$0.3	$0.2	$(0.6)
GMSA	4,201	6,202	(2,001)	(32.3)%	$(1.7)	$0.2	$0.6	$(1.0)
Corporate	75	74	1	1.4%				$—
Automotive	71,034	74,777	(3,743)	(5.0)%	$(0.7)	$0.7	$0.3	$(4.1)
GM Financial	2,858	2,280	578	25.4%				$0.6
Total net sales and revenue	$73,892	$77,057	$(3,165)	(4.1)%	$(0.7)	$0.7	$0.3	$(3.5)

Refer to the regional sections of the MD&A for additional information.

Automotive Cost of Sales and Inventories

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2015	June 30, 2014			Volume	Mix	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$22,131	$23,658	$1,527	6.5%	$(1.0)	$0.2	$2.3
GME	4,624	5,722	1,098	19.2%	$—	$0.1	$1.0
GMIO	3,177	3,478	301	8.7%	$0.2	$(0.1)	$0.1
GMSA	2,727	2,997	270	9.0%	$0.8	$(0.1)	$(0.4)
Corporate and eliminations	(62)	(4)	58	n.m.			$0.1
Total automotive cost of sales	$32,597	$35,851	$3,254	9.1%	$0.1	$0.1	$3.1
________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2015	June 30, 2014			Volume	Mix	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$43,027	$45,845	$2,818	6.1%	$(1.4)	$0.2	$4.0
GME	9,079	11,088	2,009	18.1%	$0.3	$0.1	$1.6
GMIO	6,272	6,660	388	5.8%	$0.5	$(0.2)	$0.2
GMSA	4,800	6,386	1,586	24.8%	$1.4	$(0.3)	$0.4
Corporate and eliminations	93	(1)	(94)	n.m.	$—	$—	$(0.1)
Total automotive cost of sales	$63,271	$69,978	$6,707	9.6%	$0.8	$(0.2)	$6.0
________
n.m. = not meaningful

Refer to the regional sections of the MD&A for additional information on volume and mix.

In the three months ended June 30, 2015 favorable Other was due primarily to: (1) a decrease in recall campaign and courtesy transportation charges, including catch-up adjustment, of $1.6 billion; (2) favorable net foreign currency effect of $1.3 billion due primarily to the weakening of the Euro, Brazilian Real, Canadian Dollar, British Pound and Mexican Peso against the U.S. Dollar; partially offset by the Venezuela Bolivar Fuerte (BsF) devaluation in 2015; (3) decreased material and freight costs of $0.5 billion; and (4) separation charges related to the Bochum plant closing in GME of $0.2 billion in 2014; partially offset by (5) Thailand asset impairment charges of $0.3 billion; (6) costs related to the GMCL hourly pension plan curtailment and restructuring charges related to a voluntary separation program of $0.2 billion; and (7) Venezuela asset impairment charges of $0.1 billion.

In the six months ended June 30, 2015 favorable Other was due primarily to: (1) favorable net foreign currency effect of $2.9 billion due primarily to the weakening of the Euro, Brazilian Real, Canadian Dollar, British Pound, Mexican Peso, Russian Ruble and Colombian Peso against the U.S. Dollar; partially offset by an increase in the BsF devaluation; (2) a decrease in recall campaign and courtesy transportation charges, including catch-up adjustment, of $2.8 billion; (3) decreased material and freight costs of $0.7 billion; and (4) separation charges related to the Bochum plant closing in GME of $0.3 billion in 2014; partially offset by (5) costs related to change in our business model in Russia of $0.3 billion; (6) Thailand asset impairment charges of $0.3 billion; (7) costs related to the GMCL hourly pension plan curtailment and restructuring charges related to a voluntary separation program of $0.2 billion; and (8) Venezuela asset impairment charges of $0.1 billion.

	Inventories			Days on Hand
	June 30, 2015	June 30, 2014	Increase/ (Decrease)	June 30, 2015	June 30, 2014	Increase/ (Decrease)
	(Dollars in millions)
GMNA	$6,942	$6,419	$523	28	24	4
GME	3,273	3,922	(649)	64	62	2
GMIO	2,266	3,038	(772)	64	79	(15)
GMSA	1,737	1,821	(84)	57	55	2
Total	$14,218	$15,200	$(982)	39	38	1

Days on hand is calculated as Inventories divided by Automotive cost of sales for the three months ended June 30 multiplied by 90.

Other
(Dollars in Millions)

	Three Months Ended				Six Months Ended
	June 30, 2015	June 30, 2014	Favorable/ (Unfavorable)%		June 30, 2015	June 30, 2014	Favorable/ (Unfavorable)%
Automotive selling, general and administrative expense	$2,977	$3,343	$366	10.9%	$6,094	$6,284	$190	3.0%
Interest income and other non-operating income, net	$13	$81	$(68)	(84.0)%	$254	$170	$84	49.4%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended June 30, 2015 Automotive selling, general and administrative expense decreased due primarily to: (1) decreased expense related to the ignition switch recall compensation program of $0.3 billion; and (2) favorable foreign currency effect of $0.2 billion due primarily to the weakening of the Euro and Brazilian Real against the U.S. Dollar.

In the six months ended June 30, 2015 Automotive selling, general and administrative expense decreased due primarily to: (1) favorable foreign currency effect of $0.3 billion due primarily to the weakening of the Euro and Brazilian Real against the U.S. Dollar; and (2) decreased expense related to the ignition switch recall compensation program of $0.2 billion; partially offset by (3) costs related to the change in our business model in Russia of $0.1 billion; and (4) other insignificant unfavorable items of $0.2 billion.

In the three and six months ended June 30, 2015 Interest income and other non-operating income, net changed due to the foreign currency effect related to intercompany foreign currency denominated loans.

GM North America

	Three Months Ended		Favorable / (Unfavorable)%		Variance Due To
	June 30, 2015	June 30, 2014			Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$26,481	$25,671	$810	3.2%	$1.4	$(0.1)	$(0.2)	$(0.3)
EBIT-adjusted	$2,780	$1,385	$1,395	100.7%	$0.4	$0.1	$(0.2)	$1.1
	(Vehicles in thousands)
Wholesale vehicle sales	878	830	48	5.8%

	Six Months Ended		Favorable / (Unfavorable)%		Variance Due To
	June 30, 2015	June 30, 2014			Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$51,157	$50,075	$1,082	2.2%	$2.0	$0.4	$(0.8)	$(0.5)
EBIT-adjusted	$4,962	$1,942	$3,020	155.5%	$0.6	$0.6	$(0.8)	$2.6
	(Vehicles in thousands)
Wholesale vehicle sales	1,707	1,637	70	4.3%

GMNA Total Net Sales and Revenue

In the three months ended June 30, 2015 Total net sales and revenue increased due primarily to: (1) increased wholesale volumes due to the Chevrolet Colorado, Cruze and Trax; partially offset by decreases in the Chevrolet Malibu; partially offset by (2) unfavorable pricing primarily related to carryover vehicles; (3) unfavorable mix due to the Chevrolet Cruze and Trax; partially offset by full-size SUVs and full-size pick-up trucks; and (4) unfavorable Other of $0.3 billion due primarily to unfavorable foreign currency effect related primarily to the weakening of the Canadian Dollar and Mexican Peso against the U.S. Dollar.

In the six months ended June 30, 2015 Total net sales and revenue increased due primarily to: (1) increased wholesale volumes due to the Chevrolet Colorado, Trax and Impala; partially offset by decreases in the Chevrolet Malibu; (2) favorable mix due to full-size SUVs; partially offset by the Chevrolet Cruze and Impala; partially offset by (3) unfavorable pricing primarily related to carryover vehicles; and (4) unfavorable Other of $0.5 billion due primarily to unfavorable foreign currency effect related primarily to the weakening of the Canadian Dollar and Mexican Peso against the U.S. Dollar.

GMNA EBIT-Adjusted

In the three months ended June 30, 2015 EBIT-adjusted increased due primarily to: (1) increased wholesale volumes; (2) favorable mix due to full-size SUVs and full-size pick-up trucks; partially offset by the Chevrolet Cruze and Trax; (3) favorable Other of $1.1 billion due primarily to a decrease in recall-related charges of $0.6 billion and decreased material and freight costs of $0.6 billion; partially offset by GMCL hourly pension plan curtailment and restructuring charges of $0.2 billion related to a voluntary separation program; partially offset by (4) unfavorable pricing primarily related to carryover vehicles.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2015 EBIT-adjusted increased due primarily to: (1) increased wholesale volumes; (2) favorable mix; (3) favorable Other of $2.6 billion due primarily to a decrease in recall-related charges of $1.9 billion and decreased material and freight costs of $0.8 billion; partially offset by GMCL hourly pension plan curtailment and restructuring charges of $0.2 billion related to a voluntary separation program; partially offset by (4) unfavorable pricing primarily related to carryover vehicles.

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

The following table summarizes the $2.4 billion in charges recorded for the approximately 29 million vehicles subject to recalls announced in the six months ended June 30, 2014 (vehicles in millions and dollars in billions):

Repair Issue	Vehicle Makes (Model Years)	Vehicles	Charges Recorded
Ignition switch and ignition cylinder, including courtesy transportation	Certain Chevrolet, Pontiac & Saturn (2003-2011)	2.6	$0.7
Electronic power steering	Certain Chevrolet, Pontiac & Saturn (2003-2010)	1.9	0.3
Side mounted airbag connector	Certain Chevrolet, Buick, GMC & Saturn (2008-2013)	1.3	0.2
Brake lamp wiring harness	Certain Chevrolet, Pontiac & Saturn (2004-2012)	2.7	0.1
Front safety lap belt cables	Certain Chevrolet, Buick, GMC & Saturn (2009-2014)	1.5	0.1
Shift cable	Certain Chevrolet, Cadillac, Pontiac & Saturn (2004-2014)	1.4	0.2
Ignition keys	Certain Chevrolet, Buick, Cadillac, Oldsmobile & Pontiac (1997-2014)	12.1	0.3
Various	Various	5.2	0.5
		28.7	$2.4

Based on the per vehicle part and labor cost, number of vehicles impacted and the expected number of vehicles to be repaired we believe the amounts recorded are adequate to cover the costs of these recall campaigns.

We are actively engaging customers and servicing vehicles affected by the ignition switch recalls announced in the three months ended March 31, 2014. We notified affected customers to schedule an appointment with their dealers as replacement parts are available. We began repairing vehicles in early April 2014 using parts that have undergone end-of-line quality inspection for performance of six critical operating parameters. We have produced sufficient parts to have the ability to repair all vehicles impacted by the ignition switch and ignition cylinder recalls. Through July 21, 2015 we had repaired approximately 66% of the 2.6 million vehicles initially subject to those ignition switch and ignition cylinder recalls.

The following table summarizes the activity for customer satisfaction campaigns, safety recalls, non-compliance recalls and special coverage in GMNA, including courtesy transportation (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	2015	2014
Balance at January 1	$2,729	$761
Additions	137	1,333
Payments	(401)	(110)
Adjustments to prior periods	73	(19)
Balance at March 31	2,538	1,965
Additions	149	1,151
Payments	(358)	(329)
Adjustments to prior periods	264	691
Balance at June 30	$2,593	$3,478

Adjustments to prior periods in the three months ended June 30, 2015 related primarily to our change in estimate for previously sold vehicles. Adjustments to prior periods in the three months ended June 30, 2014 included the catch-up adjustment associated with the change in estimate for previously sold vehicles of $0.9 billion partially offset by adjustments of $0.2 billion for courtesy transportation and repair costs.

GM Europe

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2015	June 30, 2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$4,987	$5,974	$(987)	(16.5)%	$—	$(0.1)	$0.2	$(1.1)
EBIT (loss)-adjusted	$(45)	$(305)	$260	85.2%	$—	$—	$0.3	$—
	(Vehicles in thousands)
Wholesale vehicle sales	303	305	(2)	(0.7)%

	Six Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2015	June 30, 2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$9,436	$11,594	$(2,158)	(18.6)%	$(0.4)	$(0.2)	$0.3	$(1.9)
EBIT (loss)-adjusted	$(284)	$(589)	$305	51.8%	$(0.1)	$—	$0.4	$—
	(Vehicles in thousands)
Wholesale vehicle sales	571	596	(25)	(4.2)%

GME Total Net Sales and Revenue

In the three months ended June 30, 2015 Total net sales and revenue decreased due primarily to: (1) unfavorable mix due to increased sales of lower priced vehicles primarily the Astra and Corsa; and (2) unfavorable Other of $1.1 billion due primarily to foreign currency effect due to the weakening of the Euro, British Pound and Russian Ruble against the U.S. Dollar; partially offset by (3) favorable pricing primarily related to the recently launched next generation Corsa and Vivaro.

In the six months ended June 30, 2015 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes associated with decreases across the Russian portfolio and lower demand for the Zafira across the region; partially offset by higher demand primarily for the Corsa, Mokka and Vivaro across the region; (2) unfavorable mix due to increased sales of lower priced vehicles primarily the Astra and Corsa; and (3) unfavorable Other of $1.9 billion due primarily to unfavorable foreign currency effect due to the weakening of the Euro, British Pound and Russian Ruble against the U.S. Dollar; partially offset by (4) favorable pricing primarily related to the recently launched next generation Corsa and Vivaro.

GME EBIT (Loss)-Adjusted

In the three months ended June 30, 2015 EBIT (loss)-adjusted decreased due primarily to: (1) favorable pricing related to the recently launched next generation Corsa and Vivaro; and (2) flat Other due primarily to a net decrease of $0.2 billion of restructuring

GENERAL MOTORS COMPANY AND SUBSIDIARIES

related charges; offset by unfavorable material costs of $0.2 billion primarily related to next generation Corsa and Vivaro and unfavorable foreign currency effect of $0.1 billion.

In the six months ended June 30, 2015 EBIT (loss)-adjusted decreased due primarily to: (1) favorable pricing related to the recently launched next generation Corsa and Vivaro; and (2) flat Other due primarily to a net decrease of $0.4 billion of restructuring related charges; offset by unfavorable material costs of $0.2 billion primarily related to next generation Corsa and Vivaro and unfavorable foreign currency effect of $0.2 billion; partially offset by (3) decreased wholesale volumes primarily in Russia.

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

The following tables summarize certain key operational and financial data for the Automotive China JVs (dollars in millions, vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Wholesale vehicles including vehicles exported to markets outside of China	837	830	1,792	1,764
Total net sales and revenue	$10,236	$9,923	$21,208	$21,030
Net income	$1,046	$992	$2,132	$2,231

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$4,877	$6,176
Debt	$171	$151

GMIO Total Net Sales and Revenue and EBIT-Adjusted

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2015	June 30, 2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$3,053	$3,602	$(549)	(15.2)%	$(0.3)	$0.1	$—	$(0.4)
EBIT-adjusted	$349	$315	$34	10.8%	$(0.1)	$—	$—	$0.1
	(Vehicles in thousands)
Wholesale vehicle sales	141	157	(16)	(10.2)%

	Six Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2015	June 30, 2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$6,165	$6,832	$(667)	(9.8)%	$(0.6)	$0.3	$0.2	$(0.6)
EBIT-adjusted	$720	$567	$153	27.0%	$(0.1)	$0.1	$0.2	$—
	(Vehicles in thousands)
Wholesale vehicle sales	285	319	(34)	(10.7)%

GMIO Total Net Sales and Revenue

The vehicle sales of our Automotive China JVs are not reflected in Total net sales and revenue. The results of our joint ventures are recorded in Equity income.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended June 30, 2015 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes related primarily to the withdrawal of the Chevrolet brand from Europe and decreased sales of the Chevrolet Cruze in Australia, the Chevrolet Colorado and Spin in Southeast Asia and the Chevrolet Spark, Enjoy and Sail in India; partially offset by increased sales of full-size trucks as well as the Chevrolet Cruze in the Middle East; and (2) unfavorable Other of $0.4 billion due primarily to unfavorable foreign currency effect due to the weakening of the Australian Dollar, South African Rand and Korean Won against the U.S. Dollar of $0.2 billion and decreased sales of components, parts and accessories of $0.1 billion; partially offset by (3) favorable mix primarily in the Middle East due to a higher proportion of higher-priced full-size trucks and lower proportion of lower-priced vehicles, such as the Chevrolet Malibu.

In the six months ended June 30, 2015 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes related primarily to the withdrawal of the Chevrolet brand from Europe and decreased sales of Chevrolet vehicles in the Korea domestic market, the Chevrolet Cruze in Australia, the Chevrolet Colorado and Spin in Southeast Asia and the Chevrolet Spark, Enjoy and Sail in India; partially offset by increased sales of full-size trucks as well as the Chevrolet Cruze in the Middle East; and (2) unfavorable Other of $0.6 billion due primarily to unfavorable foreign currency effect due to the weakening of the Australian Dollar, South African Rand and Korean Won against the U.S. Dollar of $0.4 billion and decreased sales of components, parts and accessories of $0.2 billion; partially offset by (3) favorable mix primarily in the Middle East due to a higher proportion of higher-priced full-size trucks and lower proportion of lower-priced vehicles; and (4) favorable pricing due primarily to the sale of full-size trucks in the Middle East.

GMIO EBIT-Adjusted

In the three months ended June 30, 2015 EBIT-adjusted remained flat due primarily to: (1) favorable Other of $0.1 billion; offset by (2) lower wholesale volume.

In the six months ended June 30, 2015 EBIT-adjusted increased due primarily to: (1) favorable pricing and mix in the Middle East due primarily to sales of new full-size trucks; partially offset by (2) lower wholesale volumes.

GM South America

Venezuelan Operations

Our Venezuelan subsidiaries' functional currency is the U.S. Dollar because of the hyperinflationary status of the Venezuelan economy.

Effective March 31, 2014 we changed the exchange rate for remeasuring our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities from the Venezuela official exchange rate to the rate determined by an auction process conducted by Venezuela’s SICAD. The devaluation resulted in a charge of $0.4 billion recorded in Automotive cost of sales in the three months ended March 31, 2014 that was treated as an adjustment for EBIT-adjusted reporting purposes.

In the three months ended June 30, 2015 we changed the exchange rate for remeasuring these net assets from the SICAD rate to the SIMADI rate, which was BsF 198 to $1.00 at June 30, 2015. This devaluation resulted in a charge of $0.6 billion recorded in Automotive cost of sales in the three months ended June 30, 2015 that was treated as an adjustment for EBIT-adjusted reporting purposes. SIMADI is a third currency exchange mechanism announced by the Venezuelan government in 2015. It is an open system of supply and demand expected to be limited to a small percentage of total U.S. Dollar transactions using official mechanisms. We believe the SIMADI rate is the most representative rate to be used for remeasurement, because it is more reflective of economic reality in Venezuela and future transactions, including dividends, at the SICAD rate appear unlikely.

Due to the adverse movements in the foreign currency exchange rate and the continued weakness in the Venezuelan market we performed recoverability tests of certain assets, including our real and personal property assets, in the three months ended June 30, 2015. As a result we recorded asset impairment charges of $0.1 billion in Automotive cost of sales, which were treated as an adjustment for EBIT-adjusted reporting purposes.

At June 30, 2015 we continued to consolidate our Venezuelan subsidiaries because of recent developments, including participation in SICAD auctions in June 2015 and November 2014, settlements of preexisting debt in October and November 2014, execution of a labor agreement in November 2014 and vehicle production in the six months ended June 30, 2015. Additionally, we have the ability to continue vehicle production in a limited manner during the remainder of 2015. Absent ongoing vehicle production beyond

GENERAL MOTORS COMPANY AND SUBSIDIARIES

2015, our Venezuelan subsidiaries may require additional financial support beginning in 2016. At this time no decision has been made whether we will provide further financial support in 2016 if required. Despite the significant challenges in Venezuela, this market continues to be important to us. We will continue to monitor developments in Venezuela to assess whether government restrictions and exchange rate controls evolve such that we no longer maintain a controlling financial interest. If a determination is made in the future that we no longer maintain control we may incur a charge based on exchange rates at June 30, 2015 of up to $0.1 billion primarily related to unsecured U.S. Dollar denominated receivables from our Venezuelan subsidiaries recorded at other consolidated entities.

GMSA Total Net Sales and Revenue and EBIT (Loss)-Adjusted

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2015	June 30, 2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$2,109	$3,177	$(1,068)	(33.6)%	$(0.9)	$—	$0.3	$(0.5)
EBIT (loss)-adjusted	$(144)	$(81)	$(63)	(77.8)%	$(0.2)	$(0.1)	$0.3	$(0.1)
	(Vehicles in thousands)
Wholesale vehicle sales	143	211	(68)	(32.2)%

	Six Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2015	June 30, 2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$4,201	$6,202	$(2,001)	(32.3)%	$(1.7)	$0.2	$0.6	$(1.0)
EBIT (loss)-adjusted	$(358)	$(237)	$(121)	(51.1)%	$(0.3)	$(0.1)	$0.6	$(0.3)
	(Vehicles in thousands)
Wholesale vehicle sales	293	419	(126)	(30.1)%

GMSA Total Net Sales and Revenue

In the three months ended June 30, 2015 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes across the portfolios in Brazil, Chile and Colombia caused by difficult economic conditions; and (2) unfavorable Other of $0.5 billion due primarily to unfavorable foreign currency effect due to the weakening of all currencies across the region against the U.S. Dollar; partially offset by (3) favorable pricing due primarily to high inflation in Venezuela and Argentina.

In the six months ended June 30, 2015 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes across the portfolios in Brazil, Chile and Colombia caused by difficult economic conditions; and (2) unfavorable Other of $1.0 billion due primarily to unfavorable foreign currency effect due to the weakening of all currencies across the region against the U.S. Dollar; partially offset by (3) favorable pricing due primarily to high inflation in Venezuela and Argentina; and (4) favorable product and country mix.

GMSA EBIT (Loss)-Adjusted

In the three months ended June 30, 2015 EBIT (loss)-adjusted increased due primarily to: (1) decreased wholesale volumes; (2) unfavorable product and country mix; and (3) unfavorable Other of $0.1 billion due to unfavorable fixed costs in the region; partially offset by (4) favorable pricing primarily due to high inflation in Venezuela and Argentina.

In the six months ended June 30, 2015 EBIT (loss)-adjusted increased due primarily to: (1) decreased wholesale volumes; (2) unfavorable product and country mix; and (3) unfavorable Other of $0.3 billion primarily due to unfavorable foreign currency effect due to the weakening of all currencies across the region against the U.S. Dollar; partially offset by (4) favorable pricing primarily due to high inflation in Venezuela and Argentina.

GM Financial

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Increase/(Decrease)%		Six Months Ended		Increase/ (Decrease)%
	June 30, 2015	June 30, 2014			June 30, 2015	June 30, 2014
	(Dollars in millions)
Total revenue	$1,515	$1,191	$324	27.2%	$2,869	$2,288	$581	25.4%
Provision for loan losses	$141	$113	$28	24.8%	$296	$248	$48	19.4%
Income before income taxes-adjusted	$225	$258	$(33)	(12.8)%	$439	$479	$(40)	(8.4)%
	(Dollars in billions)
Average debt outstanding	$42.1	$31.3	$10.8	34.5%	$40.3	$30.3	$10.0	33.0%
Effective rate of interest paid	3.7%	4.5%	(0.8)%		3.9%	4.4%	(0.5)%

GM Financial Revenue

In the three months ended June 30, 2015 GM Financial revenue increased due primarily to increased leased vehicle income of $0.4 billion due to a larger lease portfolio.

In the six months ended June 30, 2015 GM Financial revenue increased due primarily to increased leased vehicle income of $0.6 billion due to a larger lease portfolio.

GM Financial Income Before Income Taxes-Adjusted

In the three months ended June 30, 2015 Income before income taxes-adjusted remained flat due primarily to: (1) increased revenue of $0.3 billion; offset by (2) increased leased vehicles expenses of $0.3 billion due to a larger lease portfolio.

In the six months ended June 30, 2015 Income before income taxes-adjusted remained flat due primarily to: (1) increased revenue of $0.6 billion; offset by (2) increased leased vehicles expenses of $0.5 billion due to a larger lease portfolio; and (3) increased interest expense of $0.1 billion due to an increase in average debt outstanding.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In March 2015 management announced its plan to return all available free cash flow to stockholders while maintaining an investment-grade balance sheet. Management's capital allocation framework includes a combined cash and marketable securities balance target of $20 billion and plans to reinvest in the business at an average target ROIC rate of 20% or more. In connection with this plan we announced a program which authorized the initial purchase of $5 billion of our common stock that began in March 2015 and that we intend to conclude before the end of 2016. At July 21, 2015 we had purchased 58 million shares of our outstanding common stock for $2.1 billion. Also, in April 2015 we announced an increase in our quarterly common stock dividend from $0.30 per share to $0.36 per share effective in the three months ended June 30, 2015.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity and to fund working capital needs at certain of our subsidiaries. The total size of our credit facilities was $12.6 billion at June 30, 2015 and December 31, 2014, which consisted principally of our two primary revolving credit facilities. We did not borrow against our primary facilities, but had amounts in use under the letter of credit sub-facility of $0.5 billion at June 30, 2015. GM Financial had access to the primary facilities but did not borrow against them.

The following table summarizes our automotive liquidity (dollars in billions):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$15.6	$16.0
Marketable securities	7.2	9.2
Available under credit facilities	12.1	12.0
Total available liquidity	$34.9	$37.2

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

Six Months Ended June 30, 2015
Operating cash flow	$5.1
Capital expenditures	(3.4)
Payments to purchase common stock	(2.0)
Dividends paid	(1.1)
Effect of foreign currency	(0.9)
Total change in available liquidity	$(2.3)

Cash Flow

The following tables summarize automotive cash flows from operating, investing and financing activities (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Change
	June 30, 2015	June 30, 2014
Operating Activities
Net income	$1.7	$0.2	$1.5
Depreciation, amortization and impairments	3.1	3.1	—
Pension and OPEB activities	(0.6)	(0.4)	(0.2)
Working capital	(0.7)	(0.2)	(0.5)
Equipment on operating leases	(2.5)	(2.6)	0.1
Accrued liabilities and other liabilities	2.2	6.5	(4.3)
Income taxes	0.5	(1.2)	1.7
Undistributed earnings of nonconsolidated affiliates and gains on investments	0.4	0.2	0.2
Other	1.0	—	1.0
Cash flows from operating activities	$5.1	$5.6	$(0.5)

In the six months ended June 30, 2015 the change in Working capital was related primarily to one extra weekly payment cycle to suppliers during the period compared with the corresponding period in 2014 partially offset by a decrease in accounts receivable. The change in Accrued liabilities and other liabilities and the change in Income taxes were due primarily to an increase in accruals related to announced recalls in the six months ended June 30, 2014. The change in Other was related primarily to changes in foreign currency remeasurements.

	Six Months Ended		Change
	June 30, 2015	June 30, 2014
Investing Activities
Capital expenditures	$(3.4)	$(3.4)	$—
Acquisitions and liquidations of marketable securities, net	1.9	(1.0)	2.9
Other	—	0.2	(0.2)
Cash flows from investing activities	$(1.5)	$(4.2)	$2.7

In the six months ended June 30, 2015 the change in Acquisitions and liquidations of marketable securities, net was due primarily to the rebalancing of our investment portfolio between marketable securities and cash and cash equivalents as part of liquidity management in the normal course of business.

	Six Months Ended		Change
	June 30, 2015	June 30, 2014
Financing Activities
Dividends paid	$(1.1)	$(1.2)	$0.1
Purchase of common stock	(2.0)	—	(2.0)
Other	(0.1)	0.1	(0.2)
Cash flows from financing activities	$(3.2)	$(1.1)	$(2.1)

In the six months ended June 30, 2015 the change in cash flows from financing activities was due primarily to the purchase of common stock as part of the common stock repurchase program.

Adjusted Free Cash Flow

The following table summarizes automotive adjusted free cash flow (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended
	June 30, 2015	June 30, 2014
Net cash provided by operating activities	$5.1	$5.6
Less: capital expenditures	(3.4)	(3.4)
Adjusted free cash flow	$1.7	$2.2

Status of Credit Ratings

We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings (Fitch), Moody's Investor Service and Standard & Poor's. In June 2015 Fitch upgraded our corporate rating, revolving credit facilities rating and senior unsecured rating to an investment grade rating of BBB- from BB+ and revised their outlook to Stable from Positive. As a result all four of the credit rating agencies currently rate our corporate credit at investment grade.

Automotive Financing – GM Financial

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

Available Liquidity

The following table summarizes GM Financial's available liquidity (dollars in billions):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$2.1	$3.0
Borrowing capacity on unpledged eligible assets	9.2	4.8
Borrowing capacity on committed unsecured lines of credit	0.6	0.5
Available liquidity	$11.9	$8.3

The increase in available liquidity was due primarily to the issuance of $5.0 billion of senior unsecured notes in the six months ended June 30, 2015, partially offset by $1.0 billion used for the acquisition of the equity interest in SAIC-GMAC.

Cash Flow

The following table summarizes GM Financial cash flows from operating, investing and financing activities (dollars in billions):

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
Net cash provided by operating activities	$1.3	$0.8	$0.5
Net cash used in investing activities	$(10.0)	$(4.0)	$(6.0)
Net cash provided by financing activities	$8.0	$3.1	$4.9

Operating Activities

In the six months ended June 30, 2015 Net cash provided by operating activities increased due primarily to an increase in leased vehicle income, partially offset by increased operating expenses and interest expense.

Investing Activities

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2015 Net cash used in investing activities increased due primarily to: (1) an increase in purchases of leased vehicles of $4.7 billion; (2) an increase in consumer finance receivables purchases, net of collections, of $1.1 billion; and (3) cash used for the acquisition of the equity interest in SAIC-GMAC of $1.0 billion; (4) partially offset by a decrease in net funding of commercial finance receivables of $0.4 billion.

Financing Activities

In the six months ended June 30, 2015 Net cash provided by financing activities increased due primarily to a net increase in borrowings of $4.8 billion.

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

Forward-Looking Statements

In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include among others the following:

•	Our ability to realize production efficiencies and to achieve reductions in costs as a result of our restructuring initiatives and labor modifications;

•	Our ability to maintain quality control over our vehicles and avoid material vehicle recalls and the cost and effect on our reputation and products;

•	Our ability to maintain adequate liquidity and financing sources including as required to fund our planned significant investment in new technology;

•	Our ability to realize successful vehicle applications of new technology;

•	Shortages of and increases or volatility in the price of oil, including as a result of political instability in the Middle East and African nations;

•	Our ability to continue to attract customers, particularly for our new products, including cars and crossover vehicles;

•	Availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

•	The ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules;

•	Our ability to manage the distribution channels for our products;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Our ability to successfully restructure our European and consolidated international operations and the health of the European economy;

•	Our ability to successfully negotiate a new collective bargaining agreement with the UAW and avoid any costly work stoppage;

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

•
Costs and risks associated with litigation and government investigations including the potential imposition of damages, substantial fines, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us in connection with various legal proceedings and investigations relating to our various recalls;

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

*  *  *  *  *  *  *

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our management, with the participation of our CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2015. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Controls

We have commenced several initiatives to centralize and simplify our business processes and systems. These are long-term initiatives which we believe will enhance our internal controls over financial reporting due to increased automation and further integration of related processes. We will continue to monitor our internal controls over financial reporting throughout this transformation.

There have not been any other changes in internal controls over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended June 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
April 1, 2015 through April 30, 2015	17,618,595	$36.61	14,447,693	$4.1 billion
May 1, 2015 through May 31, 2015	12,684,502	$35.39	12,212,671	$3.7 billion
June 1, 2015 through June 30, 2015	21,086,502	$35.72	18,654,694	$3.0 billion
Total	51,389,599	$35.94	45,315,058

Shares purchased consist of: (1) shares purchased under the common stock repurchase program announced in March 2015 to purchase up to $5 billion of our common stock; (2) shares retained by us for the payment of the exercise price upon the exercise of warrants; and (3) shares delivered by employees or directors back to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs and Restricted Stock Awards relating to compensation plans. Refer to Notes 21 and 23 to our consolidated financial statements in our 2014 Form 10-K for additional details on warrants issued and employee stock incentive plans.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
3.1	Bylaws of General Motors Company, as amended and restated as of June 9, 2015	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS*	XBRL Instance Document	Furnished with this Report
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report
________

*	Submitted electronically with this Report.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Controller and Chief Accounting Officer
Date:	July 23, 2015