Form 10-Q
period 2015-09-30
General Motors Co
filed 2015-10-21
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 14, 2015 the number of shares outstanding of common stock was 1,556,176,910 shares.

Website Access to Company's Reports

General Motors Company's internet website address is www.gm.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales and revenue
Automotive	$37,140	$37,999	$108,174	$112,776
GM Financial	1,703	1,256	4,561	3,536
Total net sales and revenue	38,843	39,255	112,735	116,312
Costs and expenses
Automotive cost of sales (Note 8)	32,058	34,054	95,329	104,032
GM Financial interest, operating and other expenses	1,506	1,053	3,992	2,854
Automotive selling, general and administrative expense (Note 10)	4,282	2,921	10,376	9,205
Total costs and expenses	37,846	38,028	109,697	116,091
Operating income	997	1,227	3,038	221
Automotive interest expense	112	96	330	299
Interest income and other non-operating income, net	119	239	373	409
Gain on extinguishment of debt	—	2	—	2
Equity income (Note 5)	502	497	1,579	1,625
Income before income taxes	1,506	1,869	4,660	1,958
Income tax expense (benefit) (Note 11)	165	427	1,271	(51)
Net income	1,341	1,442	3,389	2,009
Net (income) loss attributable to noncontrolling interests	18	29	32	(47)
Net income attributable to stockholders	$1,359	$1,471	$3,421	$1,962

Net income attributable to common stockholders	$1,359	$1,384	$3,421	$1,699

Earnings per share (Note 14)
Basic
Basic earnings per common share	$0.86	$0.86	$2.14	$1.06
Weighted-average common shares outstanding	1,577	1,612	1,597	1,603
Diluted
Diluted earnings per common share	$0.84	$0.81	$2.07	$0.99
Weighted-average common shares outstanding	1,618	1,691	1,655	1,690

Dividends declared per common share	$0.36	$0.30	$1.02	$0.90

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$1,341	$1,442	$3,389	$2,009
Other comprehensive income (loss), net of tax (Note 13)
Foreign currency translation adjustments	(645)	(79)	(596)	(131)
Unrealized gains (losses) on securities, net	2	(6)	2	(3)
Defined benefit plans, net	154	280	643	304
Other comprehensive income (loss), net of tax	(489)	195	49	170
Comprehensive income	852	1,637	3,438	2,179
Comprehensive (income) loss attributable to noncontrolling interests	16	37	22	(34)
Comprehensive income attributable to stockholders	$868	$1,674	$3,460	$2,145

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$15,433	$18,954
Marketable securities (Note 2)	8,029	9,222
Restricted cash and marketable securities (Note 2; Note 6 at VIEs)	1,519	1,338
Accounts and notes receivable (net of allowance of $329 and $340)	10,486	9,078
GM Financial receivables, net (Note 3; Note 6 at VIEs)	17,217	16,528
Inventories (Note 4)	14,368	13,642
Equipment on operating leases, net	4,596	3,564
Deferred income taxes	9,208	9,760
Other current assets	1,485	1,584
Total current assets	82,341	83,670
Non-current Assets
Restricted cash and marketable securities (Note 2; Note 6 at VIEs)	593	935
GM Financial receivables, net (Note 3; Note 6 at VIEs)	17,671	16,006
Equity in net assets of nonconsolidated affiliates (Note 5)	8,872	8,350
Property, net	29,381	27,743
Goodwill and intangible assets, net	6,083	6,410
GM Financial equipment on operating leases, net (Note 6 at VIEs)	16,915	7,060
Deferred income taxes	24,799	25,414
Other assets	2,345	2,089
Total non-current assets	106,659	94,007
Total Assets	$189,000	$177,677
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$25,188	$22,529
Short-term debt and current portion of long-term debt (Note 7)
Automotive	641	500
GM Financial (Note 6 at VIEs)	16,361	14,488
Accrued liabilities	30,549	28,184
Total current liabilities	72,739	65,701
Non-current Liabilities
Long-term debt (Note 7)
Automotive	8,503	8,910
GM Financial (Note 6 at VIEs)	31,898	22,943
Postretirement benefits other than pensions (Note 9)	5,959	6,229
Pensions (Note 9)	21,618	23,788
Other liabilities	13,148	14,082
Total non-current liabilities	81,126	75,952
Total Liabilities	153,865	141,653
Commitments and contingencies (Note 10)
Equity (Note 13)
Common stock, $0.01 par value	16	16
Additional paid-in capital	27,744	28,937
Retained earnings	14,912	14,577
Accumulated other comprehensive loss	(8,034)	(8,073)
Total stockholders’ equity	34,638	35,457
Noncontrolling interests	497	567
Total Equity	35,135	36,024
Total Liabilities and Equity	$189,000	$177,677

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Series A Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$3,109	$15	$28,780	$13,816	$(3,113)	$567	$43,174
Net income	—	—	—	1,962	—	47	2,009
Other comprehensive income	—	—	—	—	183	(13)	170
Purchase of common stock	—	—	(85)	(83)	—	—	(168)
Exercise of common stock warrants	—	1	16	—	—	—	17
Stock based compensation	—	—	122	(12)	—	—	110
Cash dividends paid on common stock	—	—	—	(1,445)	—	—	(1,445)
Cash dividends paid on Series A preferred stock	—	—	—	(263)	—	—	(263)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	(73)	(73)
Other	—	—	(1)	—	—	33	32
Balance at September 30, 2014	$3,109	$16	$28,832	$13,975	$(2,930)	$561	$43,563

Balance at January 1, 2015		$16	$28,937	$14,577	$(8,073)	$567	$36,024
Net income		—	—	3,421	—	(32)	3,389
Other comprehensive income		—	—		39	10	49
Purchase of common stock		—	(1,441)	(1,447)	—	—	(2,888)
Exercise of common stock warrants		—	44		—	—	44
Stock based compensation		—	204	(21)	—	—	183
Cash dividends paid on common stock		—	—	(1,618)	—	—	(1,618)
Dividends declared or paid to noncontrolling interests		—	—	—	—	(72)	(72)
Other		—	—	—	—	24	24
Balance at September 30, 2015		$16	$27,744	$14,912	$(8,034)	$497	$35,135

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Net cash provided by operating activities	$9,469	$6,894
Cash flows from investing activities
Expenditures for property	(5,324)	(5,089)
Available-for-sale marketable securities, acquisitions	(6,868)	(6,203)
Trading marketable securities, acquisitions	(1,028)	(1,426)
Available-for-sale marketable securities, liquidations	7,485	5,242
Trading marketable securities, liquidations	1,441	1,696
Acquisition of companies/investments, net of cash acquired	(928)	(51)
Increase in restricted cash and marketable securities	(599)	(672)
Decrease in restricted cash and marketable securities	310	368
Purchases of finance receivables	(13,101)	(10,824)
Principal collections and recoveries on finance receivables	8,718	8,124
Purchases of leased vehicles, net	(11,036)	(3,169)
Proceeds from termination of leased vehicles	662	395
Other investing activities	89	184
Net cash used in investing activities	(20,179)	(11,425)
Cash flows from financing activities
Net increase (decrease) in short-term debt	487	(936)
Proceeds from issuance of debt (original maturities greater than three months)	24,816	21,848
Payments on debt (original maturities greater than three months)	(12,323)	(15,526)
Payments to purchase stock	(2,888)	(168)
Dividends paid	(1,678)	(1,781)
Other financing activities	(70)	(77)
Net cash provided by financing activities	8,344	3,360
Effect of exchange rate changes on cash and cash equivalents	(1,155)	(790)
Net decrease in cash and cash equivalents	(3,521)	(1,961)
Cash and cash equivalents at beginning of period	18,954	20,021
Cash and cash equivalents at end of period	$15,433	$18,060
Supplemental cash flow information:
Non-cash property additions	$4,192	$3,372

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

Accounting Standards Not Yet Adopted

In May 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. ASU 2014-09 was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein. In August 2015 the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

Note 2. Marketable Securities

The following table summarizes the fair value of marketable securities which approximates cost (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	September 30, 2015	December 31, 2014
Cash and cash equivalents
Available-for-sale securities
U.S. government and agencies	2	$150	$1,600
Sovereign debt	2	2,468	774
Money market funds	1	909	2,480
Corporate debt	2	4,240	6,036
Total available-for-sale securities		7,767	10,890
Trading securities – sovereign and corporate debt	2	13	431
Total marketable securities classified as cash equivalents		7,780	11,321
Cash, cash equivalents and time deposits		7,653	7,633
Total cash and cash equivalents		$15,433	$18,954
Marketable securities
Available-for-sale securities
U.S. government and agencies	2	$5,088	$5,957
Corporate debt	2	2,246	1,998
Total available-for-sale securities		7,334	7,955
Trading securities – sovereign debt	2	695	1,267
Total marketable securities		$8,029	$9,222
Restricted cash and marketable securities
Available-for-sale securities, primarily money market funds	1	$1,318	$1,427
Restricted cash, cash equivalents and time deposits		794	846
Total restricted cash and marketable securities		$2,112	$2,273

Available-for-sale securities included above with contractual maturities
Due in one year or less		$12,273
Due between one year and five years		1,945
Total available-for-sale securities with contractual maturities		$14,218

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $1.1 billion and $663 million in the three months ended September 30, 2015 and 2014 and $7.0 billion and $2.1 billion in the nine months ended September 30, 2015 and 2014. Cumulative unrealized gains and losses on available-for-sale securities were insignificant at September 30, 2015 and December 31, 2014 and net unrealized gains and losses on trading securities were insignificant in the three and nine months ended September 30, 2015 and 2014.

Note 3. GM Financial Receivables, net

The following table summarizes the components of GM Financial receivables, net (dollars in millions):

	September 30, 2015			December 31, 2014
	Consumer	Commercial	Total	Consumer	Commercial	Total
Finance receivables	$27,987	$7,659	$35,646	$25,623	$7,606	$33,229
Less: allowance for loan losses	(718)	(40)	(758)	(655)	(40)	(695)
GM Financial receivables, net	$27,269	$7,619	$34,888	$24,968	$7,566	$32,534

Fair value of GM Financial receivables, net			$35,039			$33,106
Allowance for loan losses classified as current			$(573)			$(529)

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial estimates the fair value of consumer finance receivables using observable and unobservable inputs within a cash flow model, a Level 3 input. The inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows is calculated and discounted using a weighted-average cost of capital or current interest rates. The weighted-average cost of capital uses debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile as the portfolio. Macroeconomic factors could affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in GM Financial's cash flow model. A substantial majority of GM Financial's commercial finance receivables have variable interest rates and maturities of one year or less. Therefore the carrying amount is considered to be a reasonable estimate of fair value using Level 2 inputs.

The following table summarizes activity for the allowance for loan losses on finance receivables (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance at beginning of period	$760	$615	$695	$548
Provision for loan losses	144	160	440	408
Charge-offs	(256)	(230)	(710)	(645)
Recoveries	124	106	357	340
Effect of foreign currency	(14)	(6)	(24)	(6)
Balance at end of period	$758	$645	$758	$645

The activity for the allowance for commercial loan losses was insignificant in the three and nine months ended September 30, 2015 and 2014.

Credit Quality

Consumer Finance Receivables

GM Financial uses proprietary scoring systems in its underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO scores) and contract characteristics. In addition to GM Financial's proprietary scoring systems GM Financial considers other individual consumer factors such as employment history, financial stability and capacity to pay. Subsequent to origination GM Financial reviews the credit quality of retail receivables based on customer payment activity. At the time of loan origination substantially all of GM Financial's international consumers were considered to be prime credit quality. At September 30, 2015 and December 31, 2014, 65% and 83% of the consumer finance receivables in North America were from consumers with sub-prime credit scores, which are defined as FICO scores of less than 620 at the time of loan origination.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At September 30, 2015 and December 31, 2014 the accrual of finance charge income has been suspended on delinquent consumer finance receivables with contractual amounts due of $726 million and $682 million. The following table summarizes the contractual amount of delinquent contracts, which is not significantly different than the recorded investment of the consumer finance receivables (dollars in millions):

	September 30, 2015		September 30, 2014
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,137	4.0%	$979	3.9%
Greater-than-60 days delinquent	454	1.6%	425	1.7%
Total finance receivables more than 30 days delinquent	1,591	5.6%	1,404	5.6%
In repossession	53	0.2%	49	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,644	5.8%	$1,453	5.8%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Impaired Finance Receivables – Troubled Debt Restructurings

The following table summarizes the outstanding recorded investment for consumer finance receivables that are considered to be troubled debt restructurings and the related allowance (dollars in millions):

	September 30, 2015	December 31, 2014
Outstanding recorded investment	$1,515	$1,234
Less: allowance for loan losses	(215)	(172)
Outstanding recorded investment, net of allowance	$1,300	$1,062

Unpaid principal balance	$1,543	$1,255
Outstanding recorded investment percentage of finance receivables	5.4%	4.8%

Commercial Finance Receivables

GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually, and if necessary, the dealer's risk rating is adjusted on the basis of the review. The credit lines for Group VI dealers are typically suspended and no further funding is extended to these dealers. At September 30, 2015 and December 31, 2014 the commercial finance receivables on non-accrual status were insignificant. The following table summarizes the credit risk profile by dealer grouping of the commercial finance receivables (dollars in millions):

	September 30, 2015	December 31, 2014
Group I – Dealers with superior financial metrics	$1,191	$1,050
Group II – Dealers with strong financial metrics	2,269	2,022
Group III – Dealers with fair financial metrics	2,498	2,599
Group IV – Dealers with weak financial metrics	1,088	1,173
Group V – Dealers warranting special mention due to potential weaknesses	408	524
Group VI – Dealers with loans classified as substandard, doubtful or impaired	205	238
	$7,659	$7,606

Note 4. Inventories

The following tables summarize the components of Inventories (dollars in millions):

	September 30, 2015
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$3,136	$751	$1,193	$727	$5,807
Finished product, including service parts	4,215	2,250	1,104	992	8,561
Total inventories	$7,351	$3,001	$2,297	$1,719	$14,368

	December 31, 2014
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$2,592	$778	$1,216	$794	$5,380
Finished product, including service parts	4,320	2,394	1,026	522	8,262
Total inventories	$6,912	$3,172	$2,242	$1,316	$13,642

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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Automotive China JVs	$463	$484	$1,485	$1,555
Other joint ventures	39	13	94	70
Total equity income	$502	$497	$1,579	$1,625

On January 2, 2015 GM Financial completed its acquisition of Ally Financial, Inc.'s (Ally Financial) 40% equity interest in SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC) in China. The aggregate purchase price was $1.0 billion. Also on January 2, 2015 GM Financial sold a 5% equity interest in SAIC-GMAC to Shanghai Automotive Group Finance Company Ltd. (SAICFC), a current shareholder of SAIC-GMAC, for proceeds of $125 million. As a result of these transactions GM Financial now owns 35%, SAICFC owns 45% and, in the aggregate, GM indirectly owns 45% of SAIC-GMAC. GM Financial's share of earnings of SAIC-GMAC is included in the Equity income of Other joint ventures in the table above. The difference between GM Financial's carrying amount of its investment and its share of the underlying net assets of SAIC-GMAC was $356 million at September 30, 2015, which was primarily related to goodwill. The pro forma effect on earnings had this acquisition occurred on January 1, 2014 was not significant.

The following tables summarize transactions with and additional information related to our nonconsolidated affiliates (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Automotive sales and revenue	$416	$659	$1,292	$2,211
Automotive purchases, net	$31	$64	$94	$287
Dividends received	$315	$506	$1,742	$1,793
Operating cash flows			$2,839	$3,767

	September 30, 2015	December 31, 2014
Accounts and notes receivable, net	$995	$706
Accounts payable	$189	$205
Undistributed earnings including dividends declared but not received	$1,848	$2,011

Note 6. Variable Interest Entities

GM Financial uses special purpose entities (SPEs) that are considered variable interest entities (VIEs) to issue variable funding notes to third party bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing related assets transferred by GM Financial to the VIEs (Securitized Assets). GM Financial holds variable interests in the VIEs that could potentially be significant to the VIEs. GM Financial determined that it is the primary beneficiary of the SPEs because: (1) the servicing responsibilities for the Securitized Assets give GM Financial the power to direct the activities that most significantly impact the performance of the VIEs; and (2) the variable interests in the VIEs give GM Financial the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or its other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required and does not currently intend to provide additional financial support to these SPEs. While these subsidiaries are

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

included in GM Financial's condensed consolidated financial statements, they are separate legal entities and their assets are legally owned by them and are not available to GM Financial's creditors.

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs (dollars in millions):

	September 30, 2015	December 31, 2014
Restricted cash – current	$1,348	$1,110
Restricted cash – non-current	$538	$611
GM Financial receivables, net – current	$12,762	$11,134
GM Financial receivables, net – non-current	$12,869	$11,583
GM Financial equipment on operating leases, net	$7,202	$4,595
GM Financial short-term debt and current portion of long-term debt	$13,119	$10,502
GM Financial long-term debt	$13,797	$12,292

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the Securitized Assets.

Note 7. Short-Term and Long-Term Debt

Automotive

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total Automotive debt	$9,144	$9,052	$9,410	$9,799
Fair value utilizing Level 1 inputs		$7,033		$7,550
Fair value utilizing Level 2 inputs		$2,019		$2,249

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

Automotive Financing – GM Financial

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$28,284	$28,290	$25,214	$25,228
Unsecured debt	19,975	19,903	12,217	12,479
Total GM Financial debt	$48,259	$48,193	$37,431	$37,707

Fair value utilizing Level 2 inputs		$43,157		$32,790
Fair value utilizing Level 3 inputs		$5,036		$4,917

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

Secured Debt

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged finance receivables and leases. Refer to Note 6 for additional information on GM Financial's involvement with VIEs. In the nine months ended September 30, 2015 GM Financial issued securitization notes payable of $9.4 billion and entered into new or renewed credit facilities with substantially the same terms as existing debt and a total net additional borrowing capacity of $4.5 billion.

Unsecured Debt

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the nine months ended September 30, 2015 GM Financial issued the following notes:

•
$2.25 billion in aggregate principal amount of senior notes issued in January comprising $1.0 billion of 3.15% notes due in January 2020, $1.0 billion of 4.0% notes due in January 2025 and $250 million of floating rate notes due in January 2020;

•	Euro 650 million of 0.85% term notes issued in February and due in February 2018;

•
$2.4 billion in aggregate principal amount of senior notes issued in April comprising $850 million of 2.4% notes due in April 2018, $1.25 billion of 3.45% notes due in April 2022 and $300 million of floating rate notes due in April 2018;

•	Canadian Dollar (CAD) $500 million of 3.08% senior notes issued in May and due in May 2020; and

•	$2.3 billion in aggregate principal amount of senior notes issued in July comprising $1.5 billion of 3.2% notes due in July 2020 and $800 million of 4.3% notes due in July 2025.

In October 2015 GM Financial issued $1.75 billion in aggregate principal amount of senior notes comprising $1.5 billion of 3.1% notes due in January 2019 and $250 million of floating rate notes due in January 2019.

In the three months ended September 30, 2015 GM Financial began accepting deposits from retail banking customers in Germany. At September 30, 2015 the outstanding balance of these deposits was $611 million, of which 39% were overnight deposits.

Note 8. Product Warranty and Related Liabilities

The following table summarizes activity for policy, product warranty, recall campaigns and courtesy transportation (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance at beginning of period	$9,296	$10,528	$9,646	$7,601
Warranties issued and assumed in period – recall campaigns and courtesy transportation	299	173	685	2,658
Warranties issued and assumed in period – policy and product warranty	576	595	1,742	1,904
Payments	(939)	(1,319)	(3,045)	(3,103)
Adjustments to pre-existing warranties	132	206	461	1,095
Effect of foreign currency and other	(111)	(160)	(236)	(132)
Balance at end of period	$9,253	$10,023	$9,253	$10,023

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the nine months ended September 30, 2014 we recorded charges of approximately $2.7 billion in Automotive cost of sales for the recall of approximately 34 million vehicles as described in our 2014 Form 10-K. We had historically accrued estimated costs related to recall campaigns in GMNA when probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced. During the three months ended September 30, 2014 we began accruing the costs for recall campaigns at the time of vehicle sale in GMNA.

Note 9. Pensions and Other Postretirement Benefits

The following tables summarize the components of net periodic pension and other postretirement benefits (OPEB) (income) expense (dollars in millions):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$101	$116	$6	$94	$92	$7
Interest cost	689	184	59	765	259	66
Expected return on plan assets	(974)	(193)	—	(978)	(221)	—
Amortization of prior service cost (credit)	(1)	3	(4)	(1)	4	(4)
Amortization of net actuarial (gains) losses	2	58	10	(22)	37	2
Curtailments, settlements and other	—	1	—	3	3	—
Net periodic pension and OPEB (income) expense	$(183)	$169	$71	$(139)	$174	$71

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$304	$311	$18	$285	$297	$18
Interest cost	2,066	575	178	2,295	784	203
Expected return on plan assets	(2,922)	(598)	—	(2,935)	(662)	—
Amortization of prior service cost (credit)	(3)	11	(10)	(3)	13	(12)
Amortization of net actuarial (gains) losses	6	175	27	(68)	117	6
Curtailments, settlements and other	—	108	—	1	4	—
Net periodic pension and OPEB (income) expense	$(549)	$582	$213	$(425)	$553	$215

The curtailment charges recorded in the nine months ended September 30, 2015 were due primarily to the General Motors Canada Limited (GMCL) hourly pension plan that was remeasured as a result of a voluntary separation program.

Note 10. Commitments and Contingencies

The following table summarizes information related to the liabilities recorded for Commitments and contingencies (dollars in millions):

	September 30, 2015	December 31, 2014
Litigation-related liability and tax administrative matters	$1,422	$1,000
Product liability	$798	$732
Ignition switch recall compensation program	$190	$315
Guarantees for product-related indemnification agreements	$44	$51
Guarantees for third party commercial loans and other obligations	$35	$37

Litigation-Related Liability and Tax Administrative Matters

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the normal course of business we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business as a global company. We have identified below all material individual proceedings and investigatory activity where we believe a material loss is reasonably possible or probable.

With regard to the litigation matters, reserves have been established for matters for which we believe that losses are probable and can be reasonably estimated. However in many proceedings it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of any loss. In addition even where loss is possible or an exposure to a loss exists in excess of the liability accrued with respect to a loss contingency, it is not always possible to reasonably estimate the size of the possible loss or range of loss. Accordingly it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial position, results of operations and cash flows in any particular reporting period. Reserves for litigation losses are recorded in Accrued liabilities and Other liabilities.

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

Through October 16, 2015 we were aware of 101 putative class actions pending against GM in various federal and state trial courts in the U.S. alleging that consumers who purchased or leased vehicles manufactured by GM or General Motors Corporation had been economically harmed by one or more of the recalls announced in 2014 and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). Additionally, through October 16, 2015 we were aware of 21 putative class actions pending in various Provincial Courts in Canada seeking relief similar to that sought in the economic-loss cases in the U.S. In the aggregate these economic-loss cases seek recovery for purported compensatory damages, such as alleged diminution in value of the vehicles, as well as punitive damages, injunctive relief and other relief. Additionally there are two civil actions brought by governmental entities relating to the 2014 recalls which seek injunctive relief as well as economic damages for alleged violations of state consumer protection statutes, as well as attorneys' fees.

Through October 16, 2015 we were aware of 208 actions pending in various federal and state trial courts in the U.S. against GM alleging injury or death as a result of defects that may be the subject of recalls announced in 2014 (personal injury cases). Additionally, through October 16, 2015 we were aware of 9 actions pending in various Provincial Courts in Canada seeking relief similar to that sought in the personal injury cases in the U.S. In the aggregate these personal injury cases seek recovery for purported compensatory damages, punitive or exemplary damages and other relief.

Since June 2014 the United States Judicial Panel on Multidistrict Litigation (JPML) has issued orders from time to time directing that certain pending economic-loss and personal injury federal lawsuits involving faulty or allegedly faulty ignition switches or other defects that may be related to the recalls announced in the year ended December 31, 2014 be transferred to, and consolidated in, a single federal court, the Southern District of New York (the multidistrict litigation). Through October 16, 2015 the JPML has transferred 233 pending cases to, and consolidated them with, the multidistrict litigation. At the court's suggestion, the parties to the multidistrict litigation engage from time to time in discussions of possible mechanisms to resolve pending litigation. As described below, on September 17, 2015 we announced that we had reached a memorandum of understanding with certain personal injury claimants.

Because many plaintiffs in the actions described in the above paragraphs are suing over the conduct of General Motors Corporation or vehicles manufactured by that entity for liabilities not expressly assumed by GM, we moved to enforce the terms of the July 2009 Sale Order and Injunction issued by the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court) to preclude claims from being asserted against us for, among other things, personal injuries based on pre-sale accidents, any economic-loss claims based on acts or conduct of General Motors Corporation and claims asserting successor liability for obligations owed by General Motors Corporation (successor liability claims). On April 15, 2015 the Bankruptcy Court issued a decision precluding claims against us based upon pre-sale accidents, claims based upon the acts or conduct by General Motors Corporation and successor liability claims, except for claims asserting liabilities that had been expressly assumed by us in the July 2009 Sale Agreement and claims that could be asserted against us only if they were otherwise viable and arose solely out of our own independent post-closing acts and did not in any way rely on acts or conduct by General Motors Corporation. Plaintiffs have appealed the Bankruptcy Court’s decision. We have filed a notice of cross appeal to preserve our rights on appeal. The Second

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Circuit has accepted a direct appeal of the matter. The parties have moved for expedited briefing on the appeal. Further, the Bankruptcy Court has pending before it various motions and pleadings which may further define GM's potential liabilities in various lawsuits.

In the putative shareholder class action filed in the United States District Court for the Eastern District of Michigan (Shareholder Class Action), the court appointed the New York State Teachers’ Retirement System as the lead plaintiff. On January 15, 2015 the New York State Teachers’ Retirement System filed a Consolidated Class Action Complaint against GM and several current and former officers and employees (Defendants). On behalf of purchasers of GM common stock from November 17, 2010 to July 24, 2014, the Consolidated Class Action Complaint alleges that Defendants made material misstatements and omissions relating to problems with the ignition switch and other matters in SEC filings and other public statements. As described below, on September 17, 2015 we announced that we had entered into a binding term sheet regarding settlement of this matter.

With regard to the shareholder derivative actions, the two shareholder derivative actions pending in the United States District Court for the Eastern District of Michigan have been consolidated and all proceedings, including those related to the motion to dismiss we filed in that court in October 2014, remain suspended pending disposition of the parallel action being litigated in Delaware Chancery Court. With regard to that pending litigation in Delaware Chancery Court, the four shareholder derivative actions pending in that court were consolidated and plaintiffs filed an amended consolidated complaint on October 13, 2014. On June 26, 2015 the Delaware Chancery Court granted our motion to dismiss the amended consolidated complaint. Plaintiffs have appealed that decision. With regard to the two derivative actions filed in the Circuit Court of Wayne County, Michigan, those actions have been consolidated and remain stayed pending disposition of the federal derivative actions.

In connection with the 2014 recalls, various investigations, inquiries and complaints from the United States Attorney’s Office for the Southern District of New York (the Office), Congress, the SEC, Transport Canada and 50 state attorneys general are ongoing. We have received subpoenas and requests for additional information and we have participated in discussions with various governmental authorities. On June 3, 2015 we received notice of an investigation by the Federal Trade Commission concerning certified pre-owned vehicle advertising where dealers had certified vehicles allegedly needing recall repairs. We continue to investigate these matters and believe we are cooperating fully with all requests for information in ongoing investigations. Such matters could in the future result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies.

As described more specifically below, substantial activity took place during the three months ended September 30, 2015 that resulted in total or partial resolution of several matters including the recognition of additional liabilities for such matters.

First, with regard to the investigation by the Office, without prior notice, the Office approached us during the quarter with a specific proposal. We were provided limited time to consider the proposal, which we accepted on September 16, 2015 and entered into a deferred prosecution agreement (the DPA) with the Office regarding its investigation of the events leading up to certain recalls regarding faulty ignition switches announced in February and March 2014. Under the DPA we consented to the filing of a two-count information (the Information) in the U.S. District Court for the Southern District of New York (the Court) charging GM with: (1) a scheme to conceal material facts from a government regulator, in violation of Title 18, United States Code, Section 1001; and (2) wire fraud, in violation of Title 18, United States Code, Section 1343. We have pled not guilty to the charges alleged in the Information. Under the DPA we agreed to pay the United States $900 million as a financial penalty. Prior to this quarter there had been little to no discussions concerning potential resolution of the matter such that no possible range of potential liability could be determined.

Pursuant to the DPA, the Office agreed to recommend to the Court that prosecution of GM on the Information be deferred for three years. The Office also agreed that if we are in compliance with all of our obligations under the DPA, the Office will, within 30 days after the expiration of the period of deferral (including any extensions thereto), seek dismissal with prejudice of the Information filed against GM. The DPA further provides that, in the event the Office determines during the period of deferral of prosecution (or any extensions thereof) that we have violated any provision of the DPA, the Office may, in its discretion, either prosecute GM on the charges alleged in the Information or impose an extension of the period of deferral of prosecution of up to one additional year, but in no event will the total term of the deferral-of-prosecution period under the DPA exceed four years.

In the DPA, we also agreed to retain an independent monitor (the Monitor) to review and assess our policies, practices or procedures related to statements about motor vehicle safety, the provision of information to those responsible for recall decisions, recall processes and addressing known defects in certified pre-owned vehicles. The Monitor’s authority will extend for a period of three years. The Office has the authority to lengthen the Monitor’s term for up to one year if the Office determines we have

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

violated the DPA. Likewise, the Office may shorten the Monitor’s term if the Office determines that a monitor is no longer necessary. We are required to pay the compensation and expenses of the Monitor and of the persons hired under his or her authority.

Second, with regard to the Shareholder Class Action described previously, prior to the quarter there had been no discussions concerning potential resolution of the matter such that no possible range of potential liability could be determined. During this quarter, the parties both commenced and reached a proposed settlement of the lawsuit. On September 17, 2015 we announced we had entered into a binding term sheet for the settlement of the Shareholder Class Action for $300 million. The final settlement of the matter remains subject to a formal agreement and court approval.

Third, GM and attorneys representing certain personal injury claimants in the multidistrict litigation engaged in substantive settlement discussions during the quarter in which agreement was reached as to both material financial and non-financial terms. On September 17, 2015 we announced we had reached a memorandum of understanding regarding a $275 million settlement of these claims that could potentially cover approximately 1,400 personal injury claimants who have lawsuits pending in the multidistrict litigation or who have otherwise asserted claims related to the ignition switch recall or certain other recalls announced in 2014. Prior to this quarter the parties had a substantial gap in their respective positions on financial issues such that no possible range of potential liability could be determined. Further, prior to the quarter the parties had also either not engaged in meaningful discussions concerning material non-financial issues necessary for any agreement or had opposing positions on these issues.

In total, we recorded charges of approximately $1.5 billion in Automotive selling, general and administrative expense in Corporate as a result of the DPA financial penalty and the settlements of the Shareholder Class Action and the multidistrict litigation and other litigation associated with the ignition switch recalls described previously. These charges were treated as adjustments for earnings before interest and taxes (EBIT)-adjusted reporting purposes in the three months ended September 30, 2015.

We believe it is probable that we will incur additional liabilities with regard to at least a portion of the remaining investigations, claims, and/or litigation relating to the ignition switch recalls and other recalls, whether through settlement or judgment. However we are currently unable to estimate a range of possible loss above the initial approximately $1.5 billion for the ongoing lawsuits, claims and investigations because these matters involve significant uncertainties. The resolution of these matters could have a material adverse effect on our financial position, results of operations or cash flows.

The uncertainties referenced above include the legal theory or the nature of the claims, the complexity of the facts, the results of any investigation or litigation, and the timing of resolution of the investigations or litigation. For example, the appeal from the Bankruptcy Court’s judgment that is currently pending before the Second Circuit (discussed previously), as well as the various motions and pleadings pending before the Bankruptcy Court could have a substantial impact in further clarifying issues such as the potential liability of GM for acts or conduct of General Motors Corporation and what claims plaintiffs may pursue against GM in the multidistrict litigation and other courts. Further, there have been little or no discussions to date concerning any potential resolution of the SEC investigation, the state attorneys general’s investigations, the various claims for economic loss, or the claims concerning death or personal injury not covered by the memorandum of understanding, discussed previously. We will continue to consider potential resolution of open matters involving ignition switch recalls and other recalls where it makes sense to do so.

GMCL Dealers' Claim

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against GMCL on behalf of a purported class of over 200 former GMCL dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GMCL. In May 2009 in the context of the global restructuring of the business and the possibility that GMCL might be required to initiate insolvency proceedings, GMCL offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GMCL dealer network and to facilitate winding down their operations in an orderly fashion by December 31, 2009 or such other date as GMCL approved but no later than on October 31, 2010. The Plaintiff Dealers allege that the Dealer Sales and Service Agreements were wrongly terminated by GMCL and that GMCL failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” CAD $750 million, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues including: (1) whether GMCL breached its obligation of "good faith" in offering the wind-down agreements; (2) whether GMCL interfered with the Plaintiff Dealers' rights of free association; (3) whether GMCL was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) whether the Plaintiff Dealers can recover damages in the aggregate

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(as opposed to proving individual damages). A number of former dealers opted out of participation in the litigation, leaving 181 dealers in the certified class. Trial of the class issues was completed in the three months ended December 31, 2014. On July 8, 2015 the Ontario Superior Court dismissed the Plaintiff Dealers’ claim against GMCL, holding that GMCL did not breach any common law or statutory obligations toward the class members. The court also dismissed GMCL’s counterclaim against the Plaintiff Dealers for repayment of the wind-down payments made to them by GMCL as well as for other relief. All parties have filed notices of appeal. A case management judge has been assigned to manage the appeals.

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea Company (GM Korea) filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) issued a decision affirming a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court) and initiated a constitutional challenge to the adverse interpretation of the relevant statute. In December 2013 the Supreme Court rendered a decision in a case involving another company not affiliated with us which addressed many of the issues presented in the cases pending against GM Korea and resolved many of them in a manner which we believe is favorable to GM Korea. In particular, while the Supreme Court held that fixed bonuses should be included in the calculation of Ordinary Wages, it also held that claims for retroactive application of this rule would be barred under certain circumstances. On May 29, 2014 the Supreme Court rendered its decision with respect to the case involving the five GM Korea hourly employees and remanded the case to the Seoul High Court consistent with its December 2013 ruling. This case was heard before the Seoul High Court on September 17, 2015 and a verdict is expected by October 30, 2015. In July 2014 GM Korea and its labor union agreed to include bonuses and certain allowances in Ordinary Wages retroactively to March 1, 2014. Therefore our accrual related to these cases was reclassified from a contingent liability to the Pensions liability. We estimate our reasonably possible loss in excess of amounts accrued to be 578 billion South Korean Won (equivalent to $488 million) at September 30, 2015, which relates to periods before March 1, 2014. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. At September 30, 2015 we have identified a reasonably possible loss in excess of the amount of our accrual of 179 billion South Korean Won (equivalent to $151 million). Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available. These cases are currently pending before various courts in Korea.

GM Financial Subpoena

In July 2014 GM Financial was served with a subpoena by the U.S. Department of Justice directing GM Financial to produce certain documents relating to the origination and securitization of sub-prime automobile loans by GM Financial and its subsidiaries and affiliates since 2007 in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. GM Financial was subsequently served with additional investigative subpoenas from state attorneys general and other governmental offices to produce documents relating to its consumer automobile loan business and securitization of automobile loans. In October 2014 GM Financial received a document request from the SEC in connection with its investigation into certain practices in sub-prime automobile loan securitization. GM Financial is investigating these matters internally and believes it is cooperating with all requests. Such investigations could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect GM Financial or any of its subsidiaries and affiliates.

Other Litigation-Related Liability and Tax Administrative Matters

Various other legal actions, governmental investigations, claims and proceedings are pending against us including matters arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; government regulations relating to payments to foreign companies; tax-related matters not recorded pursuant to Accounting Standards Codification 740, "Income Taxes" (indirect tax-related matters); and environmental matters.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $400 million to $600 million. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2015. We believe that appropriate accruals have been established for such matters based on information currently available.

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

The amounts recorded for the Program were recorded in Automotive selling, general and administrative expense in Corporate and were treated as an adjustment for EBIT-adjusted reporting purposes. Based on the Program's claims experience we increased our accrual by $150 million and $75 million in the three months ended March 31, 2015 and June 30, 2015. Based on currently available information we believe our accrual at September 30, 2015 is adequate to cover the estimated costs under the Program. Total charges recorded since inception of the Program were $625 million. The following table summarizes the activity for the Program since its inception (dollars in millions):

Activity
Balance at April 1, 2014	$—
Additions	400
Payments	(85)
Balance at December 31, 2014	315
Additions	225
Payments	(350)
Balance at September 30, 2015	$190

The Program accepted claims from August 1, 2014 through January 31, 2015 and received a total of 4,343 claims. The Program completed its claims review process in the three months ended September 30, 2015 and the independent program administrator determined that 399 claims are eligible for payment under the Program. Payments to eligible claimants began in the three months ended December 31, 2014 and will continue through the end of 2015. At October 16, 2015 we had paid approximately 300 eligible claimants $453 million under the Program. Accident victims (or their families) could choose not to participate in the Program and pursue litigation against us. Accident victims (or their families) that accept a payment under the Program agree to settle all claims against GM related to the accident.

Guarantees

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2020 to 2030 and we believe that the related potential costs incurred are adequately covered by recorded accruals. The maximum liability for these guarantees was $2.4 billion and $2.5 billion at September 30, 2015 and December 31, 2014, calculated as future undiscounted payments.

We also provide vehicle repurchase guarantees and payment guarantees on commercial loans outstanding with third parties such as dealers. These guarantees and other obligations expire in 2015 through 2020 or upon the occurrence of specific events or are ongoing. The maximum liability for these guarantees was $171 million and $197 million at September 30, 2015 and December 31, 2014, calculated as future undiscounted payments.

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

Other Matters

Brazil Excise Tax Incentive

In October 2012 the Brazilian government issued a decree which increased an excise tax rate by 30 percentage points, but also provided an offsetting tax incentive that requires participating companies to meet certain criteria, such as local investment and fuel efficiency standards. Participating companies that fail to meet the required criteria are subject to clawback provisions and fines. At September 30, 2015 we believe it is reasonably assured that the program requirements will be met.

Korea Fuel Economy

In 2014 we determined the certified fuel economy ratings on our Cruze 1.8L gasoline vehicles sold in Korea were incorrect. We retested and recertified the Cruze fuel economy ratings which fell below our prior certification and self-reported this issue to local government authorities. We voluntarily announced a customer compensation program for current and previous Cruze owners and recorded an insignificant charge in the three months ended December 31, 2014. In November 2014 the Korean government released new fuel economy certification guidelines. Since then, in accordance with the new guidelines, we have completed retesting and recertification of the Chevrolet Captiva 2.0L and 2.2L diesel vehicles and the Malibu 2.0L gas, 2.4L gas and 2.0 LPG vehicles. The Captiva 2.0L diesel was subsequently selected for confirmatory testing by the Korean government and was approved. There are no other domestic models in production to be retested and recertified under the new guidelines.

India Tavera Emissions Compliance

In 2013 we determined there was an emissions compliance issue with certain Tavera models produced in India. We self-reported this issue in the three months ended September 30, 2013 to local government authorities and are continuing to cooperate. We developed a solution, and while the issue was not safety related, we voluntarily recalled the vehicles to serve our customers. We believe our accrual at September 30, 2015 is adequate to cover the estimated costs of the recalled vehicles.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the three months ended September 30, 2015 income tax expense of $165 million resulted from tax expense attributable to entities included in our effective tax rate calculation of $608 million, partially offset by net favorable discrete adjustments related to tax settlements, a valuation allowance reversal and other items. In the three months ended September 30, 2014 income tax expense of $427 million resulted from tax expense attributable to entities included in our effective tax rate calculation of $787 million, partially offset by a net tax benefit from various tax settlements and other items.

In the nine months ended September 30, 2015 income tax expense of $1.3 billion resulted from tax expense attributable to entities included in our effective tax rate calculation of $1.9 billion, partially offset by net favorable discrete adjustments related to tax settlements, a valuation allowance reversal and other items. In the nine months ended September 30, 2014 income tax benefit of $51 million resulted from tax expense attributable to entities included in our effective tax rate calculation of $799 million, more than offset by a net tax benefit from various tax settlements and other items.

The $900 million charge recorded in the three months ended September 30, 2015 for the financial penalty under the DPA is not deductible for income tax purposes. Refer to Note 10 for additional information on the DPA.

At September 30, 2015 we had $33.2 billion of net deferred tax assets consisting of: (1) net operating losses and income tax credits; (2) capitalized research expenditures; and (3) other timing differences that are available to offset future income tax liabilities.

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

The following tables summarize the reserves related to restructuring and other initiatives and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2015	$459	$751	$166	$2	$1,378
Additions, interest accretion and other	9	127	37	11	184
Payments	(19)	(385)	(22)	(11)	(437)
Revisions to estimates and effect of foreign currency	(11)	(53)	(10)	—	(74)
Balance at March 31, 2015	438	440	171	2	1,051
Additions, interest accretion and other	65	9	54	35	163
Payments	(19)	(73)	(53)	(29)	(174)
Revisions to estimates and effect of foreign currency	1	17	(8)	—	10
Balance at June 30, 2015	485	393	164	8	1,050
Additions, interest accretion and other	9	5	58	55	127
Payments	(24)	(48)	(48)	(48)	(168)
Revisions to estimates and effect of foreign currency	(11)	(31)	(15)	(4)	(61)
Balance at September 30, 2015(a)	$459	$319	$159	$11	$948

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2014	$497	$503	$333	$16	$1,349
Additions, interest accretion and other	10	191	48	49	298
Payments	(30)	(106)	(21)	(51)	(208)
Revisions to estimates and effect of foreign currency	(6)	2	(2)	(1)	(7)
Balance at March 31, 2014	471	590	358	13	1,432
Additions, interest accretion and other	10	179	27	24	240
Payments	(26)	(68)	(116)	(29)	(239)
Revisions to estimates and effect of foreign currency	5	(2)	(5)	—	(2)
Balance at June 30, 2014	460	699	264	8	1,431
Additions, interest accretion and other	9	173	70	5	257
Payments	(21)	(60)	(141)	(10)	(232)
Revisions to estimates and effect of foreign currency	(6)	(60)	(16)	—	(82)
Balance at September 30, 2014(a)	$442	$752	$177	$3	$1,374
________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $351 million and $352 million at September 30, 2015 and 2014 for GMNA, primarily relate to postemployment benefits to be paid.

Three and Nine Months Ended September 30, 2015

Restructuring and other initiatives related primarily to: (1) the change in our business model in Russia described below; and (2) separation and other programs in Australia, Korea, Thailand and Indonesia and the withdrawal of the Chevrolet brand from Europe which had a total cost since inception of $663 million and affected a total of approximately 5,530 employees at GMIO through September 30, 2015. We expect to complete these programs in GMIO in 2017 and incur additional restructuring and other charges of approximately $266 million.

Three and Nine Months Ended September 30, 2014

Restructuring and other initiatives related primarily to: (1) the termination of all vehicle and transmission production at our Bochum, Germany facility in 2014 which had a total cost since inception of $716 million through September 30, 2014; and (2) separation programs in Australia and Korea and programs related to the withdrawal of the Chevrolet brand from Europe which had a total cost since inception of $454 million at GMIO through September 30, 2014.

Change of Business Model in Russia

In March 2015 we announced plans to change our business model in Russia and cease manufacturing, eliminate Opel brand distribution and reduce Chevrolet brand distribution by the end of 2015. This decision impacts 300 dealers and distributors and 1,130 employees. As a result we recorded pre-tax charges of $450 million in GME and GMIO in the nine months ended September 30, 2015, net of noncontrolling interests of $44 million. These charges included dealer restructuring and other contract cancellation costs of $99 million and employee severance costs of $13 million which are reflected in the table above. The remaining charges for cumulative translation adjustment associated with the substantial liquidation of certain legal entities and other of $182 million, sales incentives and inventory related costs of $144 million and asset impairment charges of $56 million are not included in the table above. We may incur additional charges for exit costs of up to $100 million through 2016.

Note 13. Stockholders' Equity

Preferred and Common Stock

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had 1.6 billion shares of common stock issued and outstanding at September 30, 2015 and December 31, 2014. In December 2014 we redeemed all of the remaining outstanding shares of our Series A preferred stock. In the nine months ended September 30, 2015 we purchased

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

85 million shares of our outstanding common stock for $2.9 billion as part of the common stock repurchase program announced in March 2015.

The following table summarizes dividends paid on our preferred and common stock (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Series A preferred stock		$87		$263
Common stock	$563	$483	$1,618	$1,445

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Foreign Currency Translation Adjustments
Balance at beginning of period	$(1,023)	$(661)	$(1,064)	$(614)
Other comprehensive loss before reclassification adjustment, net of tax(a)	(637)	(79)	(764)	(133)
Reclassification adjustment, net of tax(a)(b)	(8)	—	168	2
Other comprehensive loss, net of tax	(645)	(79)	(596)	(131)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(2)	8	(10)	13
Balance at end of period	$(1,670)	$(732)	$(1,670)	$(732)
Defined Benefit Plans, Net
Balance at beginning of period	$(6,517)	$(2,477)	$(7,006)	$(2,501)
Other comprehensive loss before reclassification adjustment – prior service cost or credit, net of tax(a)	(6)	(3)	(13)	(30)
Other comprehensive income before reclassification adjustment – actuarial gains or losses, net of tax(a)	91	257	439	238
Other comprehensive income before reclassification adjustment, net of tax	85	254	426	208
Reclassification adjustment – prior service cost or credit, net of tax(a)(c)	2	4	9	14
Reclassification adjustment – actuarial losses, net of tax(a)(c)	67	22	208	82
Reclassification adjustment, net of tax(a)	69	26	217	96
Other comprehensive income, net of tax	154	280	643	304
Balance at end of period	$(6,363)	$(2,197)	$(6,363)	$(2,197)
_______

(a)	The income tax effect was insignificant in the three and nine months ended September 30, 2015 and 2014.

(b)	Related to the change of our business model in Russia. Included in Automotive cost of sales. Refer to Note 12 for additional information.

(c)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 9 for additional information.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Basic earnings per share
Net income attributable to stockholders	$1,359	$1,471	$3,421	$1,962
Less: cumulative dividends on Series A preferred stock(a)		(87)		(263)
Net income attributable to common stockholders	$1,359	$1,384	$3,421	$1,699

Weighted-average common shares outstanding	1,577	1,612	1,597	1,603
Basic earnings per common share	$0.86	$0.86	$2.14	$1.06
Diluted earnings per share
Net income attributable to common stockholders – basic	$1,359	$1,384	$3,421	$1,699
Less: earnings adjustment for dilutive stock compensation rights	(2)	(8)	(3)	(22)
Net income attributable to common stockholders – diluted	$1,357	$1,376	$3,418	$1,677

Weighted-average common shares outstanding – basic	1,577	1,612	1,597	1,603
Dilutive effect of warrants and restricted stock units (RSUs)	41	79	58	87
Weighted-average common shares outstanding – diluted	1,618	1,691	1,655	1,690

Diluted earnings per common share	$0.84	$0.81	$2.07	$0.99
________

(a)	Includes earned but undeclared dividends of $15 million on our Series A preferred stock in the three and nine months ended September 30, 2014.

In the three and nine months ended September 30, 2015 and 2014 warrants to purchase 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

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

The following tables summarize key financial information by segment (dollars in millions):

	At and For the Three Months Ended September 30, 2015
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$27,794	$4,556	$3,016	$1,738	$36		$37,140	$1,707	$(4)	$38,843
Income (loss) before automotive interest and taxes-adjusted	$3,293	$(231)	$269	$(217)	$(247)		$2,867	$231	$(2)	$3,096
Adjustments(a)	$7	$—	$(7)	$—	$(1,500)		$(1,500)	$—	$—	(1,500)
Automotive interest income										40
Automotive interest expense										(112)
Net (loss) attributable to noncontrolling interests										(18)
Income before income taxes										1,506
Income tax expense										(165)
Net loss attributable to noncontrolling interests										18
Net income attributable to stockholders										$1,359

Total assets	$94,744	$10,531	$21,324	$7,708	$21,718	$(24,765)	$131,260	$59,692	$(1,952)	$189,000
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,009	$139	$117	$56	$4	$(1)	$1,324	$657	$—	$1,981
__________

(a)	Consists primarily of charges for various legal matters of approximately $1.5 billion related to the ignition switch recall in Corporate.

	At and For the Three Months Ended September 30, 2014
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$25,816	$5,226	$3,716	$3,202	$39		$37,999	$1,261	$(5)	$39,255
Income (loss) before automotive interest and taxes-adjusted	$2,452	$(387)	$259	$(32)	$(233)		$2,059	$205	$(1)	$2,263
Adjustments(a)	$(132)	$(194)	$2	$—	$—		$(324)	$3	$—	(321)
Automotive interest income										50
Automotive interest expense										(96)
Gain on extinguishment of debt										2
Net (loss) attributable to noncontrolling interests										(29)
Income before income taxes										1,869
Income tax expense										(427)
Net loss attributable to noncontrolling interests										29
Net income attributable to stockholders										$1,471

Total assets	$96,668	$11,463	$21,797	$10,933	$29,417	$(34,999)	$135,279	$43,762	$(2,133)	$176,908
Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$1,023	$282	$206	$92	$20	$(1)	$1,622	$248	$—	$1,870
__________

(a)	Consists primarily of charges related to flood damage of $132 million in GMNA; and property and intangible asset impairment charges of $194 million related to our Russian subsidiaries in GME.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Nine Months Ended September 30, 2015
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$78,951	$13,992	$9,181	$5,939	$111		$108,174	$4,576	$(15)	$112,735
Income (loss) before automotive interest and taxes-adjusted	$8,255	$(515)	$989	$(575)	$(768)		$7,386	$670	$(7)	$8,049
Adjustments(a)	$36	$(354)	$(394)	$(720)	$(1,725)		$(3,157)	$—	$—	(3,157)
Automotive interest income										130
Automotive interest expense										(330)
Net (loss) attributable to noncontrolling interests										(32)
Income before income taxes										4,660
Income tax expense										(1,271)
Net loss attributable to noncontrolling interests										32
Net income attributable to stockholders										$3,421

Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$3,143	$378	$643	$239	$12	$(3)	$4,412	$1,496	$—	$5,908
__________

(a)
Consists primarily of net insurance recoveries related to flood damage of $36 million in GMNA; costs related to the change in our business model in Russia of $354 million in GME and $96 million in GMIO, which is net of noncontrolling interests; asset impairment charges of $297 million related to our Thailand subsidiaries in GMIO; Venezuela currency devaluation of $604 million and asset impairment charges of $116 million related to our Venezuela subsidiaries in GMSA; and charges related to the ignition switch recall including the compensation program of $225 million and various legal matters of approximately $1.5 billion in Corporate.

	For the Nine Months Ended September 30, 2014
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$75,891	$16,820	$10,548	$9,404	$113		$112,776	$3,549	$(13)	$116,312
Income (loss) before automotive interest and taxes-adjusted	$4,394	$(976)	$826	$(269)	$(576)		$3,399	$684	$(3)	$4,080
Adjustments(a)	$(1,006)	$(194)	$(19)	$(419)	$(400)		$(2,038)	$11	$—	(2,027)
Automotive interest income										155
Automotive interest expense										(299)
Gain on extinguishment of debt										2
Net income attributable to noncontrolling interests										47
Income before income taxes										1,958
Income tax benefit										51
Net (income) attributable to noncontrolling interests										(47)
Net income attributable to stockholders										$1,962

Depreciation, amortization and impairment of long-lived assets and finite-lived intangible assets	$3,336	$506	$482	$297	$55	$(3)	$4,673	$623	$—	$5,296
__________

(a)
Consists primarily of a catch-up adjustment related to the change in estimate for recall campaigns of $874 million and charges related to flood damage of $132 million in GMNA; property and intangible asset impairment charges of $194 million related to our Russian subsidiaries in GME; Venezuela currency devaluation of $419 million in GMSA; and a charge related to the ignition switch recall compensation program of $400 million in Corporate.

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

Management uses adjusted free cash flow to review the liquidity of our automotive operations. We measure adjusted free cash flow as cash flow from operations less capital expenditures adjusted for management actions, primarily related to strengthening our balance sheet, such as accrued interest on prepayments of debt and voluntary contributions to employee benefit plans. Refer to the “Liquidity and Capital Resources” section of the MD&A for our reconciliation of this non-GAAP measure to the most directly comparable financial measure under U.S. GAAP, Net cash provided by operating activities.

Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from or as a substitute for, related U.S. GAAP measures.

The following table summarizes the calculation of ROIC (dollars in billions):

	Four Quarters Ended
	September 30, 2015	September 30, 2014
EBIT-adjusted	$10.5	$6.0
Average equity	$35.9	$43.0
Add: Average automotive debt and interest liabilities (excluding capital leases)	8.3	6.3
Add: Average automotive net pension & OPEB liability	29.2	25.5
Less: Average fresh start accounting goodwill		(0.1)
Less: Average net automotive income tax asset	(33.1)	(31.9)
ROIC average net assets	$40.3	$42.8

ROIC	26.0%	14.0%

Overview

Our strategic plan includes several major initiatives that we anticipate will help us achieve 9% to 10% margins on an EBIT-adjusted basis (EBIT-adjusted margins, calculated as EBIT-adjusted divided by Net sales and revenue) by early next decade: earn customers for life by delivering great products to our customers, leading the industry in quality and safety and improving the customer ownership experience; lead in technology and innovation, including OnStar 4G LTE and connected car, alternative propulsion, urban mobility, active safety features and autonomous vehicles; build our brands, particularly the Cadillac brand in

GENERAL MOTORS COMPANY AND SUBSIDIARIES

the U.S. and China; continue our growth in China; continue the growth of GM Financial into our full captive automotive financing company; and deliver core operating efficiencies by institutionalizing Operational Excellence.

Our overall financial targets include expected improvement of company EBIT-adjusted and EBIT-adjusted margins in 2015 with forecasted consolidated EBIT-adjusted margins of 9% to 10% by the 2020s; expected flat adjusted automotive free cash flow in 2015 compared to 2014; expected consolidated ROIC of 20% plus; and execution of our capital allocation strategy as described below.

Automotive Summary and Outlook

We analyze the results of our automotive business through our four geographically-based segments:

GMNA

Automotive industry volume has continued to grow in North America primarily driven by the U.S market. In the nine months ended September 30, 2015 the seasonally-adjusted annual selling rate for light vehicles was 17.3 million units. We now expect U.S. industry light vehicle sales for the calendar year 2015 to fall in a range of 17.0 - 17.5 million units. Based on our current cost structure, we continue to estimate GMNA’s breakeven point at the U.S. industry level to be in the range of 10.0 - 11.0 million units.

In the nine months ended September 30, 2015 our U.S. retail vehicle sales increased at a rate approximately 1.1 percentage points less than industry sales and our total U.S. market share decreased by 0.2 percentage points. The decrease in our total U.S. market share was primarily driven by lower fleet sales. However U.S. retail market share, which is generally more profitable than fleet sales, increased by 0.4 percentage points, including increases for Chevrolet and GMC and decreases for Buick and Cadillac compared to the corresponding period in 2014. For the year ending December 31, 2015 we expect total market share to be consistent with 2014, including an increase in retail market share offset by a decrease in fleet market share.

In the year ending December 31, 2015 we expect an increase in EBIT-adjusted and EBIT-adjusted margins over 2014 and we now expect EBIT-adjusted margins of 10% in 2015, one year earlier than our previously stated target. The International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW) contract we entered into in September 2011 has been extended indefinitely (subject to same day termination) beyond September 2015 as we continue to negotiate with the UAW on a new contract. We consider our relationships with employees to be good, but a work stoppage for any reason could have a material adverse effect on our business.

GME

Automotive industry sales to retail and fleet customers began to improve in late 2013. As a result of moderate economic growth across Europe (excluding Russia) this trend continued in the nine months ended September 30, 2015 with industry sales to retail and fleet customers of 13.3 million vehicles representing a 9.3% increase compared to the corresponding period in 2014. In Russia industry sales to retail and fleet customers decreased 33.1% to 1.2 million vehicles compared to the corresponding period in 2014.

Our European operations are benefiting from this trend and, despite seasonally weak vehicle sales in the three months ended September 30, 2015 compared to the first half of 2015, continue to show signs of improvement underscored by further improvement in our Opel and Vauxhall market share in the nine months ended September 30, 2015, which builds on our market share increases in 2013 and 2014.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

distribution in Russia by the end of 2015. Refer to Note 12 to our condensed consolidated financial statements for additional information related to the impact of the change in our business model in Russia.

Despite the headwinds in Russia, we expect the European automotive industry to continue to moderately improve and we expect to have positive EBIT-adjusted in GME in 2016.

GMIO

We are addressing many of the challenges in our GMIO operations and continue to strategically assess the manner in which we operate in certain countries within GMIO. To address the significant industry, market share, pricing and foreign exchange pressures in the region, we continue to focus on product portfolio enhancements, manufacturing footprint rationalization, increased local sourcing of parts, cost structure reductions, as well as brand and dealer network improvements which we expect to favorably impact the region over the medium term. The impact of these strategic actions combined with the significant reduction in wholesale volumes, forward pricing pressures and foreign exchange volatility in the region may result in deteriorating cash flows in certain markets. Should there be further deterioration, we may be required to test certain long-lived assets for recoverability in conjunction with finalizing the strategic actions we may pursue and our medium term financial forecast. At September 30, 2015 the carrying amount of GMIO’s long-lived assets was $3.1 billion. Determining whether long-lived assets need to be tested for impairment, whether recorded amounts are recoverable and the estimate of impairment and other charges, if any, is subject to significant uncertainty and highly dependent on finalization of our strategic assessments and associated financial forecasts. The results of these impairment tests may have a material impact on our results of operations.

In 2013 we announced the withdrawal of the Chevrolet brand from Western and Central Europe and the ceasing of manufacturing and significant reduction of engineering operations in Australia by 2017 and incurred impairment and other charges in 2013, 2014 and 2015. We continue to work on a Southeast Asia transformation plan including the transition of our Indonesian operations to a national sales company and ceased vehicle production in Indonesia in the three months ended June 30, 2015. We are restructuring our Thailand operations to focus on our competitive strengths in trucks and sport utility vehicles (SUVs) given continued challenges in Thailand and several export markets and adverse movements in certain foreign currency exchange rates. We expect that our Thailand restructuring and strategic actions will position the company for long-term sustained profitability. As a result of these strategic actions related to Thailand, we recorded impairment charges of $0.3 billion in Automotive cost of sales in the three months ended June 30, 2015, which were treated as an adjustment for EBIT-adjusted reporting purposes.

We continue to execute our plans and within the financial impact that we projected. As we continue to assess our performance throughout the region, additional restructuring and rationalization actions may be required and may have a material impact on our results of operations.

In the year ending December 31, 2015 we expect EBIT-adjusted and EBIT-adjusted margins comparable to 2014 including sustained profit at our Automotive China JVs. We also expect to sustain strong margins at our Automotive China JVs in 2016.

In China we are experiencing a moderation of industry growth and pricing pressures higher than we initially anticipated due primarily to macro-economic volatility, softening consumer demand particularly in the commercial vehicle segment, increasing competition and other economic factors. As a result, we expect moderate industry growth and pricing pressure to continue, with industry growth expected to be low single digits for 2015 and carryover price reductions to be 2% - 3% higher than our historical experience. We have been proactively managing these challenges by optimizing mix and inventory levels and aggressively reducing costs. Despite the more challenging industry conditions, our Automotive China JVs generated $1.5 billion of equity income in the nine months ended September 30, 2015 and we continue to expect an increase in vehicle sales driven by new vehicle launches and a full year of 2014 launches.

GMSA

During the nine months ended September 30, 2015 the Brazilian automotive industry has been significantly impacted by the deterioration of the Brazilian Real, an economic slowdown and a lack of consumer confidence coupled with overcapacity. Brazilian automotive industry sales to retail and fleet customers were 2.0 million vehicles in the nine months ended September 30, 2015, representing a 22.7% decrease compared to the corresponding period in 2014.

We have formulated a plan to implement various actions in the region to strengthen our operations and increase our competitiveness. The key areas of the plan include optimizing our product portfolio in order to adjust vehicle prices to offset

GENERAL MOTORS COMPANY AND SUBSIDIARIES

foreign exchange exposure, reducing labor costs by approximately 20%, including restructuring activities primarily in the form of separation programs in Brazil and Argentina, and production cuts of approximately 25%. The success of these actions will depend on a combination of our ability to execute and external macro-economic factors which are outside of our control. We believe the adverse economic conditions and their effect on the Brazilian automotive industry will continue and do not expect improvement in the near term. Accordingly we expect our results in the second half of 2015 to be similar to the first half of 2015 and our previous guidance of improved EBIT-adjusted and EBIT-adjusted margins for the year ending December 31, 2015 compared to 2014 is no longer likely.

In the three months ended June 30, 2015 we changed the exchange rate used for remeasuring the net assets of our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities to the Sistema Marginal de Divisas (SIMADI) rate from the Complementary System of Foreign Currency Administration (SICAD) rate. As a result we recorded devaluation charges of $0.6 billion. In addition we performed recoverability tests of certain assets, including our real and personal property assets, of our Venezuelan subsidiaries and recorded asset impairment charges of $0.1 billion. The devaluation and asset impairment charges were recorded in Automotive cost of sales in the three months ended June 30, 2015 and were treated as an adjustment for EBIT-adjusted reporting purposes. We continue to monitor developments in Venezuela to assess whether government restrictions and exchange rate controls when considered with the economic environment in Venezuela evolve such that we no longer maintain a controlling financial interest. Refer to the "GM South America" section of MD&A for additional information.

Corporate

In March 2015 management announced its plan to return all available free cash flow to stockholders while maintaining an investment-grade balance sheet. Management's capital allocation framework includes a combined cash and marketable securities balance target of $20 billion and plans to reinvest in the business at an average target ROIC rate of 20% or more. In connection with this plan we announced a program which authorized the initial purchase of $5 billion of our common stock that began in March 2015 and that we intend to conclude before the end of 2016. At October 19, 2015 we had purchased 86 million shares of our outstanding common stock for $2.9 billion.

Based on the ignition switch recall compensation program's claims experience we increased our accrual for the program by $150 million and $75 million in the three months ended March 31, 2015 and June 30, 2015. The increases to the accrual were recorded in Automotive selling, general and administrative expense and were treated as adjustments for EBIT-adjusted reporting purposes. Total charges recorded since inception of the compensation program were $625 million. The ignition switch recalls announced in 2014 have led to various inquiries, investigations, subpoenas, requests for information and complaints from the U.S. Attorney's Office for the Southern District of New York, Congress, the SEC, Transport Canada and 50 state attorneys general. In addition these and other recalls have resulted in a number of claims and lawsuits. We recorded charges of approximately $1.5 billion in Automotive selling, general and administrative expense in Corporate as a result of the DPA financial penalty and the settlements of the Shareholder Class Action, the multidistrict litigation and other litigation associated with the recalls. These charges were treated as adjustments for EBIT-adjusted reporting purposes in the three months ended September 30, 2015. Refer to Note 10 to our condensed consolidated financial statements for additional information. Such lawsuits and investigations could in the future result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies. There can be no assurance as to how the resulting consequences, if any, may impact our business, reputation, consolidated financial position, results of operations or cash flows. We cannot currently estimate the remaining potential liability, damages or range of potential loss above the initial approximately $1.5 billion as a result of the ongoing unresolved legal proceedings and government investigations relating to the ignition switch recall, but the resolution of these matters could have a material adverse effect on our financial position, results of operations or cash flows.

At September 30, 2015 our European operating businesses had deferred tax asset valuation allowances of $4.4 billion. As a result of the 2014 changes in our European operating structure and improving financial performance in certain jurisdictions, we continue to experience positive evidence trends. To the extent the operations in these jurisdictions continue to generate profit and our 2016 and future longer-term forecasts show sustained profitability, our conclusion regarding the need for full valuation allowances could change, leading to the reversal of a significant portion of our valuation allowances for certain jurisdictions in the fourth quarter of 2015. This would result in a significant benefit to earnings and a negative effective tax rate for both the quarter and full year.

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

Wholesale vehicle sales data, which represents sales directly to dealers and others, is the measure that correlates to our revenue from the sale of vehicles, which is the largest component of automotive Net sales and revenue. Wholesale vehicle sales exclude vehicles produced by joint ventures. We estimate our global breakeven point, excluding Automotive China JVs, to be approximately 5 million annual wholesale vehicle sales. In the nine months ended September 30, 2015, 48.4% of our wholesale vehicle sales were generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
GMNA	938	62.5%	834	56.2%	2,645	60.7%	2,471	55.5%
GME	276	18.4%	273	18.4%	847	19.4%	869	19.5%
GMIO	146	9.7%	159	10.7%	431	9.9%	478	10.7%
GMSA	142	9.4%	218	14.7%	435	10.0%	637	14.3%
Worldwide	1,502	100.0%	1,484	100.0%	4,358	100.0%	4,455	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended						Nine Months Ended
	September 30, 2015			September 30, 2014			September 30, 2015			September 30, 2014
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,632	794	17.1%	4,358	752	17.3%	13,339	2,300	17.2%	12,677	2,208	17.4%
Other	964	137	14.2%	901	133	14.7%	2,705	385	14.3%	2,499	351	14.1%
Total North America	5,596	931	16.6%	5,259	885	16.8%	16,044	2,685	16.7%	15,176	2,559	16.9%
Europe
United Kingdom	833	80	9.6%	770	75	9.8%	2,423	243	10.0%	2,232	236	10.6%
Germany	867	61	7.1%	823	58	7.0%	2,646	182	6.9%	2,515	181	7.2%
Other	2,888	147	5.1%	2,780	152	5.4%	9,409	473	5.0%	9,201	541	5.9%
Total Europe	4,588	288	6.3%	4,373	285	6.5%	14,478	898	6.2%	13,948	958	6.9%
Asia/Pacific, Middle East and Africa
China(a)	5,287	814	15.4%	5,478	850	15.5%	17,319	2,576	14.9%	17,421	2,581	14.8%
Other	4,582	191	4.2%	4,665	213	4.6%	14,122	590	4.2%	14,432	632	4.4%
Total Asia/Pacific, Middle East and Africa	9,869	1,005	10.2%	10,143	1,063	10.5%	31,441	3,166	10.1%	31,853	3,213	10.1%
South America
Brazil	634	85	13.4%	863	139	16.1%	1,953	289	14.8%	2,526	418	16.5%
Other	432	65	15.1%	464	78	16.9%	1,226	197	16.0%	1,380	224	16.3%
Total South America	1,066	150	14.1%	1,327	217	16.4%	3,179	486	15.3%	3,906	642	16.4%
Total Worldwide	21,119	2,374	11.2%	21,102	2,450	11.6%	65,142	7,235	11.1%	64,883	7,372	11.4%

United States
Cars	1,927	222	11.5%	1,978	262	13.3%	5,781	711	12.3%	5,863	841	14.3%
Trucks	1,343	338	25.2%	1,230	299	24.3%	3,789	925	24.4%	3,495	800	22.9%
Crossovers	1,362	234	17.2%	1,150	191	16.6%	3,769	664	17.6%	3,319	567	17.1%
Total United States	4,632	794	17.1%	4,358	752	17.3%	13,339	2,300	17.2%	12,677	2,208	17.4%

China
SGMS		373			409			1,158			1,229
SGMW and FAW-GM		441			441			1,418			1,352
Total China	5,287	814	15.4%	5,478	850	15.5%	17,319	2,576	14.9%	17,421	2,581	14.8%
__________

(a)
Our China sales include the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). End customer data is not readily available for the industry; therefore, wholesale volumes were used for Industry, GM and Market Share. Our retail sales in China were 773 and 807 in the three months ended September 30, 2015 and 2014 and 2,492 and 2,454 in the nine months ended September 30, 2015 and 2014.

In the nine months ended September 30, 2015 we estimate we had the largest market share in North America and South America, the number two market share in the Asia/Pacific, Middle East and Africa region and the number six market share in Europe.

Automotive Financing – GM Financial Summary and Outlook

GM Financial is expanding its leasing, near prime and prime lending programs in North America and anticipates that leasing and prime lending will become an increasing percentage of the originations and consumer portfolio balance over time. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout economic cycles. In the three months ended September 30, 2015 GM Financial's retail penetration in North America grew to approximately 30%, up from approximately 10% in 2014.

In February 2015 GM Financial became our exclusive U.S. lease provider for Buick-GMC dealers. Our exclusive leasing arrangements with GM Financial extended to Cadillac dealers in March 2015 and to Chevrolet dealers in April 2015. As a result GM Financial now provides substantially all of the financing on vehicles leased by our customers. In the three months ended September 2015 GM Financial began accepting deposits from retail banking customers in Germany.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

In the year ending December 31, 2015 we expect income before income taxes-adjusted to remain consistent with 2014 and we expect income before income taxes-adjusted to more than double from 2014 to 2018.

Consolidated Results

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2015	September 30, 2014			Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$27,794	$25,816	$1,978	7.7%	$3.0	$(0.3)	$(0.3)	$(0.3)
GME	4,556	5,226	(670)	(12.8)%	$0.1	$—	$0.2	$(0.9)
GMIO	3,016	3,716	(700)	(18.8)%	$(0.3)	$0.1	$(0.1)	$(0.5)
GMSA	1,738	3,202	(1,464)	(45.7)%	$(1.0)	$0.3	$0.2	$(0.9)
Corporate	36	39	(3)	(7.7)%				$—
Automotive	37,140	37,999	(859)	(2.3)%	$1.8	$—	$—	$(2.6)
GM Financial	1,703	1,256	447	35.6%				$0.4
Total net sales and revenue	$38,843	$39,255	$(412)	(1.0)%	$1.8	$—	$—	$(2.1)

	Nine Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2015	September 30, 2014			Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$78,951	$75,891	$3,060	4.0%	$5.0	$0.1	$(1.1)	$(0.9)
GME	13,992	16,820	(2,828)	(16.8)%	$(0.4)	$(0.2)	$0.5	$(2.8)
GMIO	9,181	10,548	(1,367)	(13.0)%	$(0.8)	$0.4	$0.1	$(1.1)
GMSA	5,939	9,404	(3,465)	(36.8)%	$(2.7)	$0.4	$0.8	$(1.9)
Corporate	111	113	(2)	(1.8)%				$—
Automotive	108,174	112,776	(4,602)	(4.1)%	$1.1	$0.7	$0.3	$(6.7)
GM Financial	4,561	3,536	1,025	29.0%				$1.0
Total net sales and revenue	$112,735	$116,312	$(3,577)	(3.1)%	$1.1	$0.7	$0.3	$(5.6)

Refer to the regional sections of the MD&A for additional information.

Automotive Cost of Sales and Inventories

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2015	September 30, 2014			Volume	Mix	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$22,976	$21,996	$(980)	(4.5)%	$(2.1)	$0.2	$0.9
GME	4,397	5,301	904	17.1%	$—	$—	$1.0
GMIO	2,926	3,603	677	18.8%	$0.2	$—	$0.5
GMSA	1,743	3,001	1,258	41.9%	$0.8	$(0.2)	$0.6
Corporate and eliminations	16	153	137	89.5%			$0.1
Total automotive cost of sales	$32,058	$34,054	$1,996	5.9%	$(1.1)	$—	$3.1

	Nine Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2015	September 30, 2014			Volume	Mix	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$66,003	$67,841	$1,838	2.7%	$(3.5)	$0.4	$4.9
GME	13,476	16,389	2,913	17.8%	$0.3	$0.1	$2.5
GMIO	9,198	10,263	1,065	10.4%	$0.7	$(0.3)	$0.6
GMSA	6,543	9,387	2,844	30.3%	$2.3	$(0.4)	$1.0
Corporate and eliminations	109	152	43	28.3%			$—
Total automotive cost of sales	$95,329	$104,032	$8,703	8.4%	$(0.2)	$(0.2)	$9.1

Refer to the regional sections of the MD&A for additional information on volume and mix.

In the three months ended September 30, 2015 favorable Other was due primarily to: (1) favorable net foreign currency effect of $2.1 billion due primarily to the weakening of the Euro, Brazilian Real, Canadian Dollar, Mexican Peso, British Pound, Korean Won and Columbian Peso against the U.S. Dollar; (2) favorable material and freight costs of $0.7 billion; (3) Russia long-lived asset impairments of $0.2 billion in 2014; and (4) separation charges related to the Bochum plant closing in GME of $0.2 billion in 2014.

In the nine months ended September 30, 2015 favorable Other was due primarily to: (1) favorable net foreign currency effect of $5.0 billion due primarily to the weakening of the Euro, Brazilian Real, Canadian Dollar, British Pound, Mexican Peso, Colombian Peso, Korean Won and Russian Ruble against the U.S. Dollar; partially offset by an increase in the Venezuela Bolivar Fuerte (BsF) devaluation; (2) a decrease in recall campaign and courtesy transportation charges, including catch-up adjustment, of $2.8 billion; (3) favorable material and freight costs of $1.4 billion; (4) separation charges related to the Bochum plant closing in GME of $0.5 billion in 2014; (5) favorable intangible asset amortization of $0.4 billion; and (6) Russia long-lived asset impairments of $0.2 billion in 2014; partially offset by (7) Thailand asset impairments of $0.3 billion; (8) costs related to the change in our business model in Russia of $0.2 billion; (9) costs related to the GMCL hourly pension plan curtailment and restructuring charges related to a voluntary separation program of $0.2 billion; and (10) Venezuela asset impairments of $0.1 billion.

	Inventories			Days on Hand
	September 30, 2015	September 30, 2014	Increase/ (Decrease)	September 30, 2015	September 30, 2014	Increase/ (Decrease)
	(Dollars in millions)
GMNA	$7,351	$6,950	$401	29	28	1
GME	3,001	3,835	(834)	61	65	(4)
GMIO	2,297	2,568	(271)	71	64	7
GMSA	1,719	1,857	(138)	89	56	33
Total	$14,368	$15,210	$(842)	40	40	—

Days on hand is calculated as Inventories divided by Automotive cost of sales for the three months ended September 30 multiplied by 90.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Other
(Dollars in Millions)

	Three Months Ended				Nine Months Ended
	September 30, 2015	September 30, 2014	Favorable/ (Unfavorable)%		September 30, 2015	September 30, 2014	Favorable/ (Unfavorable)%
Automotive selling, general and administrative expense	$4,282	$2,921	$(1,361)	(46.6)%	$10,376	$9,205	$(1,171)	(12.7)%
Interest income and other non-operating income, net	$119	$239	$(120)	(50.2)%	$373	$409	$(36)	(8.8)%

In the three months ended September 30, 2015 Automotive selling, general and administrative expense increased due primarily to: (1) charges for various legal matters related to the ignition switch recall of approximately $1.5 billion; partially offset by (2) favorable foreign currency effect of $0.2 billion.

In the nine months ended September 30, 2015 Automotive selling, general and administrative expense increased due primarily to: (1) charges for various legal matters related to the ignition switch recall of approximately $1.5 billion; (2) costs related to the change in our business model in Russia of $0.1 billion; and (3) other individually insignificant unfavorable items of $0.3 billion; partially offset by (4) favorable foreign currency effect of $0.5 billion; and (5) decreased expense related to the ignition switch compensation fund of $0.2 billion.

In the three and nine months ended September 30, 2015 Interest income and other non-operating income, net decreased due primarily to the foreign currency effect related to intercompany foreign currency denominated loans.

GM North America

	Three Months Ended		Favorable / (Unfavorable)%		Variance Due To
	September 30, 2015	September 30, 2014			Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$27,794	$25,816	$1,978	7.7%	$3.0	$(0.3)	$(0.3)	$(0.3)
EBIT-adjusted	$3,293	$2,452	$841	34.3%	$0.9	$(0.1)	$(0.3)	$0.4
	(Vehicles in thousands)
Wholesale vehicle sales	938	834	104	12.5%

	Nine Months Ended		Favorable / (Unfavorable)%		Variance Due To
	September 30, 2015	September 30, 2014			Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$78,951	$75,891	$3,060	4.0%	$5.0	$0.1	$(1.1)	$(0.9)
EBIT-adjusted	$8,255	$4,394	$3,861	87.9%	$1.5	$0.5	$(1.1)	$3.0
	(Vehicles in thousands)
Wholesale vehicle sales	2,645	2,471	174	7.0%

GMNA Total Net Sales and Revenue

In the three months ended September 30, 2015 Total net sales and revenue increased due primarily to: (1) increased wholesale volumes associated with the Chevrolet Colorado, Impala and Trax and GMC Canyon; partially offset by (2) unfavorable mix associated with increased rental car auction volumes on the Chevrolet Impala and the U.S. launch of the Chevrolet Trax, partially offset by favorable mix on full-size SUVs; (3) unfavorable pricing primarily related to carryover vehicles including full-size pick-ups, partially offset by favorable pricing on carryover full-size SUVs; and (4) unfavorable Other of $0.3 billion due primarily to unfavorable foreign currency effect related primarily to the weakening of the Canadian Dollar and Mexican Peso against the U.S. Dollar.

In the nine months ended September 30, 2015 Total net sales and revenue increased due primarily to: (1) increased wholesale volumes associated with the Chevrolet Colorado, Impala and Trax and GMC Canyon, partially offset by decreases in the Chevrolet Malibu; and (2) favorable mix associated with full-size SUVs, partially offset by increased rental car auction volumes on the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Chevrolet Impala and the U.S. launch of the Chevrolet Trax; partially offset by (3) unfavorable pricing primarily related to carryover vehicles including full-size pick-ups, the Chevrolet Equinox and GMC Terrain, partially offset by favorable pricing on carryover full-size SUVs; and (4) unfavorable Other of $0.9 billion due primarily to the weakening of the Canadian Dollar and Mexican Peso against the U.S. Dollar.

GMNA EBIT-Adjusted

In the three months ended September 30, 2015 EBIT-adjusted increased due primarily to: (1) increased wholesale volumes; and (2) favorable Other of $0.4 billion due primarily to non-raw material and logistics cost performance of $0.5 billion and raw material cost performance of $0.2 billion, partially offset by other costs including engineering; partially offset by (3) unfavorable pricing primarily related to carryover vehicles; and (4) unfavorable mix.

In the nine months ended September 30, 2015 EBIT-adjusted increased due primarily to: (1) increased wholesale volumes; (2) favorable mix; and (3) favorable Other of $3.0 billion due primarily to a decrease in recall-related charges of $2.0 billion, non-raw material and logistics cost performance of $1.3 billion and raw material cost performance of $0.2 billion, partially offset by the GMCL hourly pension plan curtailment and restructuring charges of $0.2 billion related to a voluntary separation program, and other costs including engineering; partially offset by (4) unfavorable pricing primarily related to carryover vehicles.

Recall Campaigns

In the year ended December 31, 2014 we experienced a significant increase in the number of vehicles subject to recall in North America resulting in incremental charges for the estimated costs of parts and labor to repair these vehicles and courtesy transportation for certain recalls. There were approximately 36 million vehicles subject to recalls announced in the year ended December 31, 2014. This included approximately 10 million vehicles subject to multiple recalls and reflects the results of our ongoing comprehensive safety review, additional engineering analysis and our overall commitment to customer satisfaction. We expect to complete repairs on approximately 70% of the vehicles under these recalls by the end of 2015.

The following table summarizes the activity for customer satisfaction campaigns, safety recalls, non-compliance recalls and special coverage in GMNA, including courtesy transportation (dollars in millions):

	2015	2014
Balance at January 1	$2,729	$761
Additions	137	1,333
Payments	(401)	(110)
Adjustments to prior periods	73	(19)
Balance at March 31	2,538	1,965
Additions	149	1,151
Payments	(358)	(329)
Adjustments to prior periods	264	691
Balance at June 30	2,593	3,478
Additions	250	163
Payments	(280)	(637)
Adjustments to prior periods	(2)	52
Balance at September 30	$2,561	$3,056

Adjustments to prior periods relate primarily to changes in estimated costs based on new information, including claims emergence and development patterns. Adjustments to prior periods in the three months ended June 30, 2014 included the catch-up adjustment associated with the change in estimate for previously sold vehicles of $0.9 billion partially offset by adjustments of $0.2 billion for courtesy transportation and repair costs.

The following table summarizes the $2.4 billion of charges recorded for the approximately 32 million vehicles subject to recalls announced in the nine months ended September 30, 2014 (vehicles in millions and dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Repair Issue	Vehicle Makes (Model Years)	Vehicles	Charges Recorded
Ignition switch	Certain Chevrolet, Pontiac & Saturn (2003-2011)	2.6	$0.1
Ignition lock cylinders	Certain Chevrolet, Pontiac & Saturn (2003-2011)	(a)	0.3
Electronic power steering	Certain Chevrolet, Pontiac & Saturn (2003-2010)	1.9	0.3
Side mounted airbag connector	Certain Chevrolet, Buick, GMC & Saturn (2008-2013)	1.3	0.2
Brake lamp wiring harness	Certain Chevrolet, Pontiac & Saturn (2004-2012)	2.7	0.1
Front safety lap belt cables	Certain Chevrolet, Buick, GMC & Saturn (2009-2014)	1.5	0.1
Shift cable	Certain Chevrolet, Cadillac, Pontiac & Saturn (2004-2014)	1.4	0.2
Ignition keys	Certain Chevrolet, Buick, Cadillac, Oldsmobile & Pontiac (1997-2014)	12.1	0.3
Courtesy transportation and various recalls(b)	Various	8.7	0.8
		32.2	$2.4
________

(a)	Vehicles affected by this Repair issue are included in the 2.6 million vehicles subject to the ignition switch repair.

(b)
Charges recorded for 3.5 million vehicles subject to recalls in the three months ended September 30, 2014 were comprehended in the June 30, 2014 catch-up adjustment of $0.9 billion associated with a change in estimate for previously sold vehicles.

Based on the per vehicle part and labor cost, number of vehicles impacted and the expected number of vehicles to be repaired we believe the amounts recorded are adequate to cover the costs of these recall campaigns.

We are actively engaging customers and servicing vehicles affected by the ignition switch recalls announced in the three months ended March 31, 2014. We notified affected customers to schedule an appointment with their dealers as replacement parts are available. We began repairing vehicles in early April 2014 using parts that have undergone end-of-line quality inspection for performance of six critical operating parameters. We have produced sufficient parts to have the ability to repair all vehicles impacted by the ignition switch and ignition cylinder recalls. Through October 19, 2015 we had repaired approximately 69% of the 2.6 million vehicles initially subject to those ignition switch and ignition cylinder recalls.

GM Europe

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2015	September 30, 2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$4,556	$5,226	$(670)	(12.8)%	$0.1	$—	$0.2	$(0.9)
EBIT (loss)-adjusted	$(231)	$(387)	$156	40.3%	$—	$(0.1)	$0.2	$—
	(Vehicles in thousands)
Wholesale vehicle sales	276	273	3	1.1%

	Nine Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2015	September 30, 2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$13,992	$16,820	$(2,828)	(16.8)%	$(0.4)	$(0.2)	$0.5	$(2.8)
EBIT (loss)-adjusted	$(515)	$(976)	$461	47.2%	$(0.1)	$(0.1)	$0.6	$—
	(Vehicles in thousands)
Wholesale vehicle sales	847	869	(22)	(2.5)%

GME Total Net Sales and Revenue

In the three months ended September 30, 2015 Total net sales and revenue decreased due primarily to: (1) unfavorable Other of $0.9 billion due primarily to foreign currency effect due to the weakening of the Euro, British Pound and Russian Ruble against the U.S. Dollar; partially offset by (2) favorable pricing primarily related to the recently launched next generation Corsa and Vivaro; and (3) increased net wholesale volumes associated with higher demand for the KARL, Mokka and Vivaro; partially offset by decreases across the Russian portfolio and lower demand for the Zafira across the region.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2015 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes associated with decreases across the Russian portfolio and lower demand for the Zafira across the region; partially offset by higher demand primarily for the Mokka, Corsa, Vivaro and KARL across the region; (2) unfavorable mix due to increased sales of lower priced vehicles primarily the Corsa, KARL and carryover Astra; and (3) unfavorable Other of $2.8 billion due primarily to unfavorable foreign currency effect due to the weakening of the Euro, British Pound and Russian Ruble against the U.S. Dollar; partially offset by (4) favorable pricing primarily related to the recently launched next generation Corsa and Vivaro.

GME EBIT (Loss)-Adjusted

In the three months ended September 30, 2015 EBIT (loss)-adjusted decreased due primarily to: (1) favorable pricing related to the recently launched next generation Corsa and Vivaro; partially offset by (2) unfavorable mix due to increased sales of lower priced vehicles primarily the KARL, carryover Astra and Corsa; and (3) flat Other due primarily to a net decrease in restructuring related charges of $0.2 billion; offset by unfavorable material costs of $0.1 billion related to the recently launched next generation Corsa and Vivaro and unfavorable foreign currency effect of $0.1 billion.

In the nine months ended September 30, 2015 EBIT (loss)-adjusted decreased due primarily to: (1) favorable pricing related to the recently launched next generation Corsa and Vivaro; partially offset by (2) decreased net wholesale volumes associated with decreases across the Russian portfolio and lower demand for the Zafira across the region; partially offset by higher demand primarily for the Mokka, Corsa, Vivaro and KARL across the region; (3) unfavorable mix due to increased sales of lower priced vehicles primarily the Corsa, KARL and carryover Astra; and (4) flat Other due primarily to a net decrease in restructuring related charges of $0.5 billion; offset by unfavorable material costs of $0.2 billion primarily related to the recently launched next generation Corsa and Vivaro and unfavorable foreign currency effect of $0.2 billion.

GM International Operations

Focus on Chinese Market

We view the Chinese market as important to our global growth strategy and are employing a multi-brand strategy, led by our Buick and Chevrolet brands. In the coming years we plan to increasingly leverage our global architectures to increase the number of product offerings under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the Baojun and Wuling brands. We operate in the Chinese market through a number of joint ventures and maintaining good relations with our joint venture partners, which are affiliated with the Chinese government, is an important part of our China growth strategy.

The following tables summarize certain key operational and financial data for the Automotive China JVs (dollars in millions, vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Wholesale vehicles including vehicles exported to markets outside of China	830	868	2,622	2,632
Total net sales and revenue	$9,889	$10,512	$31,097	$31,542
Net income	$972	$1,008	$3,104	$3,239

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$3,628	$6,176
Debt	$180	$151

GMIO Total Net Sales and Revenue and EBIT-Adjusted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2015	September 30, 2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$3,016	$3,716	$(700)	(18.8)%	$(0.3)	$0.1	$(0.1)	$(0.5)
EBIT-adjusted	$269	$259	$10	3.9%	$(0.1)	$0.1	$—	$—
	(Vehicles in thousands)
Wholesale vehicle sales	146	159	(13)	(8.2)%

	Nine Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2015	September 30, 2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$9,181	$10,548	$(1,367)	(13.0)%	$(0.8)	$0.4	$0.1	$(1.1)
EBIT-adjusted	$989	$826	$163	19.7%	$(0.1)	$0.2	$0.2	$(0.1)
	(Vehicles in thousands)
Wholesale vehicle sales	431	478	(47)	(9.8)%

GMIO Total Net Sales and Revenue

The vehicle sales of our Automotive China JVs are not reflected in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT-adjusted above.

In the three months ended September 30, 2015 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes associated with decreased sales of the Spark, Sail, Tavera and Enjoy in India, decreased sales of the Aveo and Spin in Southeast Asia and decreased wholesale volumes of the Chevrolet Cruze in the Middle East, partially offset by increased sales of Chevrolet vehicles in the Korea domestic market and increased sales of the Antara in Australia; and (2) unfavorable Other of $0.5 billion due primarily to unfavorable foreign currency effect due to the weakening of the Australian Dollar, Korean Won and South African Rand against the U.S. Dollar of $0.3 billion and decreased sales of components, parts and accessories of $0.1 billion; partially offset by (3) favorable mix primarily in the Middle East due to a higher proportion of higher priced full-size trucks and lower proportion of lower priced vehicles.

In the nine months ended September 30, 2015 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes associated with the withdrawal of the Chevrolet brand from Europe, decreased sales of the Colorado, Spin and Aveo in Southeast Asia, decreased sales of the Spark, Sail, Enjoy and Tavera in India, decreased sales of the Spark and Aveo in South Africa and decreased sales of the Chevrolet Cruze in Australia, partially offset by increased wholesale volumes of full-size trucks in the Middle East; and (2) unfavorable Other of $1.1 billion due primarily to unfavorable net foreign currency effect due to the weakening of the Australian Dollar, Korean Won and South African Rand against the U.S. Dollar of $0.7 billion and decreased sales of components, parts and accessories of $0.4 billion; partially offset by (3) favorable mix primarily in the Middle East due to a higher proportion of higher priced full-size trucks and lower proportion of lower priced vehicles; and (4) favorable pricing due primarily to the sale of full-size trucks in the Middle East.

GMIO EBIT-Adjusted

In the three months ended September 30, 2015 EBIT-adjusted remained flat due primarily to: (1) favorable mix in the Middle East; offset by (2) lower net wholesale volumes.

In the nine months ended September 30, 2015 EBIT-adjusted increased due primarily to: (1) favorable mix and pricing in the Middle East due primarily to sales of new full-size trucks; partially offset by (2) lower net wholesale volumes; and (3) unfavorable Other of $0.1 billion due primarily to unfavorable net foreign currency effect of $0.2 billion.

GM South America

GMSA Total Net Sales and Revenue and EBIT (Loss)-Adjusted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2015	September 30, 2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$1,738	$3,202	$(1,464)	(45.7)%	$(1.0)	$0.3	$0.2	$(0.9)
EBIT (loss)-adjusted	$(217)	$(32)	$(185)	(578.1)%	$(0.2)	$0.1	$0.2	$(0.3)
	(Vehicles in thousands)
Wholesale vehicle sales	142	218	(76)	(34.9)%

	Nine Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2015	September 30, 2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$5,939	$9,404	$(3,465)	(36.8)%	$(2.7)	$0.4	$0.8	$(1.9)
EBIT (loss)-adjusted	$(575)	$(269)	$(306)	(113.8)%	$(0.5)	$—	$0.8	$(0.6)
	(Vehicles in thousands)
Wholesale vehicle sales	435	637	(202)	(31.7)%

GMSA Total Net Sales and Revenue

In the three months ended September 30, 2015 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes across the portfolios in Brazil, Chile and Colombia caused by difficult economic conditions; and (2) unfavorable Other of $0.9 billion due primarily to unfavorable foreign currency effect due to the weakening of all currencies across the region against the U.S. Dollar; partially offset by (3) favorable vehicle mix due to increased sales of the Chevrolet Tracker in Brazil and the Chevrolet Silverado in Venezuela, partially offset by decreased sales of the Chevrolet Prisma, Cobalt, Onix and Classic in Brazil; and (4) favorable pricing due primarily to high inflation in Venezuela and Argentina.

In the nine months ended September 30, 2015 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes across the portfolios in Brazil, Chile and Colombia caused by difficult economic conditions; and (2) unfavorable Other of $1.9 billion due primarily to unfavorable foreign currency effect due to the weakening of all currencies across the region against the U.S. Dollar; partially offset by (3) favorable pricing due primarily to high inflation in Venezuela and Argentina; and (4) favorable product and country mix.

GMSA EBIT (Loss)-Adjusted

In the three months ended September 30, 2015 EBIT (loss)-adjusted increased due primarily to: (1) decreased net wholesale volumes; and (2) unfavorable Other of $0.3 billion due to unfavorable foreign currency effect of $0.2 billion due to the weakening of all currencies across the region against the U.S. Dollar and unfavorable restructuring charges of $0.1 billion; partially offset by (3) favorable pricing; and (4) favorable product mix.

In the nine months ended September 30, 2015 EBIT (loss)-adjusted increased due primarily to: (1) decreased net wholesale volumes; and (2) unfavorable Other of $0.6 billion due primarily to unfavorable foreign currency effect of $0.4 billion due to the weakening of all currencies across the region against the U.S. Dollar and unfavorable fixed costs of $0.2 billion; partially offset by (3) favorable pricing.

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

At September 30, 2015 we continued to consolidate our Venezuelan subsidiaries because of recent developments, including participation in SICAD auctions in June 2015 and November 2014, settlements of preexisting debt in October and November 2014, execution of a labor agreement in November 2014 and vehicle production in the nine months ended September 30, 2015. Additionally we have the ability to continue vehicle production in a limited manner during the remainder of 2015. Absent ongoing vehicle production beyond 2015, our Venezuelan subsidiaries may require additional financial support beginning in 2016. At this time no decision has been made whether we will provide further financial support in 2016 if required. Despite the significant challenges in Venezuela this market continues to be important to us. We continue to monitor developments in Venezuela to assess whether government restrictions and exchange rate controls when considered with the economic environment in Venezuela evolve such that we no longer maintain a controlling financial interest. If a determination is made in the future that we no longer maintain control we may incur a charge based on exchange rates at September 30, 2015 of up to $0.1 billion primarily related to unsecured U.S. Dollar denominated receivables from our Venezuelan subsidiaries recorded at other consolidated entities.

GM Financial

	Three Months Ended		Increase/(Decrease)%		Nine Months Ended		Increase/ (Decrease)%
	September 30, 2015	September 30, 2014			September 30, 2015	September 30, 2014
	(Dollars in millions)
Total revenue	$1,707	$1,261	$446	35.4%	$4,576	$3,549	$1,027	28.9%
Provision for loan losses	$144	$160	$(16)	(10.0)%	$440	$408	$32	7.8%
Income before income taxes-adjusted	$231	$205	$26	12.7%	$670	$684	$(14)	(2.0)%
	(Dollars in billions)
Average debt outstanding	$46.7	$33.2	$13.5	40.7%	$42.1	$31.3	$10.8	34.5%
Effective rate of interest paid	3.5%	4.4%	(0.9)%		3.8%	4.4%	(0.6)%

GM Financial Revenue

In the three months ended September 30, 2015 GM Financial revenue increased due primarily to: (1) increased leased vehicle income of $0.5 billion due to a larger lease portfolio; partially offset by (2) decreased finance charge income and other income totaling $0.1 billion.

In the nine months ended September 30, 2015 GM Financial revenue increased due primarily to: (1) increased leased vehicle income of $1.1 billion due to a larger lease portfolio; partially offset by (2) decreased finance charge income and other income totaling $0.1 billion.

GM Financial Income Before Income Taxes-Adjusted

In the three months ended September 30, 2015 Income before income taxes-adjusted remained flat due primarily to: (1) increased revenue of $0.4 billion; offset by (2) increased leased vehicles expenses of $0.4 billion due to a larger lease portfolio.

In the nine months ended September 30, 2015 Income before income taxes-adjusted remained flat due primarily to: (1) increased revenue of $1.0 billion; offset by (2) increased leased vehicles expenses of $0.9 billion due to a larger lease portfolio; and (3) increased interest expense of $0.1 billion due to an increase in average debt outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Liquidity and Capital Resources
Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations. We also maintain access to the capital markets, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on three objectives: (1) reinvest in our business; (2) maintain an investment-grade balance sheet; and (3) return cash to stockholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures as well as payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls, the settlements of the Shareholder Class Action and the multidistrict litigation and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including contributions to non-U.S. pension plans and U.S. non-qualified plans; (4) payments for previously announced restructuring activities; (5) dividend payments on our common stock that are declared by our Board of Directors; and (6) payments to purchase shares of our common stock under programs authorized by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2014 Form 10-K, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans and compliance with certain covenants.
Recent Management Initiatives

We continue to monitor and evaluate opportunities to strengthen our competitive position over the long term while maintaining an investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations as well as the possibility of acquisitions, dispositions, investments with joint venture partners and strategic alliances that we believe would generate significant advantages and substantially strengthen our business. These actions may negatively impact our liquidity in the short term.

In March 2015 management announced its plan to return all available free cash flow to stockholders while maintaining an investment-grade balance sheet. Management's capital allocation framework includes a combined cash and marketable securities balance target of $20 billion and plans to reinvest in the business at an average target ROIC rate of 20% or more. In connection with this plan we announced a program which authorized the initial purchase of $5 billion of our common stock that began in March 2015 and that we intend to conclude before the end of 2016. At October 19, 2015 we had purchased 86 million shares of our outstanding common stock for $2.9 billion.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity and to fund working capital needs at certain of our subsidiaries. The total size of our credit facilities was $12.6 billion at September 30, 2015 and December 31, 2014, which consisted principally of our two primary revolving credit facilities. We did not borrow against our primary facilities, but had amounts in use under the letter of credit sub-facility of $0.4 billion at September 30, 2015. GM Financial had access to our primary facilities but did not borrow against them.

The following table summarizes our automotive liquidity (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$13.8	$16.0
Marketable securities	8.0	9.2
Available under credit facilities	12.2	12.0
Total available liquidity	$34.0	$37.2

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

Nine Months Ended September 30, 2015
Operating cash flow	$7.8
Capital expenditures	(5.3)
Payments to purchase common stock	(2.9)
Dividends paid	(1.7)
Effect of foreign currency	(1.1)
Total change in available liquidity	$(3.2)

Cash Flow

The following tables summarize automotive cash flows from operating, investing and financing activities (dollars in billions):

	Nine Months Ended		Change
	September 30, 2015	September 30, 2014
Operating Activities
Net income	$2.8	$1.5	$1.3
Depreciation, amortization and impairments	4.4	4.7	(0.3)
Pension and OPEB activities	(1.0)	(0.7)	(0.3)
Working capital	(0.8)	(2.9)	2.1
Equipment on operating leases	(1.5)	(2.2)	0.7
Accrued liabilities and other liabilities	2.3	6.7	(4.4)
Income taxes	0.6	(1.0)	1.6
Undistributed earnings of nonconsolidated affiliates and gains on investments	0.3	0.2	0.1
Other	0.7	—	0.7
Cash flows from operating activities	$7.8	$6.3	$1.5

In the nine months ended September 30, 2015 the change in Working capital was due primarily to increased accounts payable of $1.6 billion due to increased production volumes and decreased accounts receivable of $0.7 billion due to an increase in collections. The change in Equipment on operating leases was due primarily to the reduction of units provided to rental car companies. The changes in Accrued liabilities and other liabilities and Income taxes were due primarily to an increase in accruals related to announced recalls in the nine months ended September 30, 2014. The change in Other was related primarily to changes in foreign currency remeasurements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended		Change
	September 30, 2015	September 30, 2014
Investing Activities
Capital expenditures	$(5.3)	$(5.1)	$(0.2)
Acquisitions and liquidations of marketable securities, net	1.1	(0.7)	1.8
Other	—	0.1	(0.1)
Cash flows from investing activities	$(4.2)	$(5.7)	$1.5

In the nine months ended September 30, 2015 the change in Acquisitions and liquidations of marketable securities, net was due primarily to the rebalancing of our investment portfolio between marketable securities and cash and cash equivalents as part of liquidity management in the normal course of business.

	Nine Months Ended		Change
	September 30, 2015	September 30, 2014
Financing Activities
Payments to purchase common stock	$(2.9)	$(0.2)	$(2.7)
Dividends paid	(1.7)	(1.8)	0.1
Cash flows from financing activities	$(4.6)	$(2.0)	$(2.6)

In the nine months ended September 30, 2015 the change in cash flows from financing activities was due primarily to the purchase of common stock as part of the common stock repurchase program.

Adjusted Free Cash Flow

The following table summarizes automotive adjusted free cash flow (dollars in billions):

	Nine Months Ended
	September 30, 2015	September 30, 2014
Net cash provided by operating activities	$7.8	$6.3
Less: capital expenditures	(5.3)	(5.1)
Adjustments	—	0.1
Adjusted free cash flow	$2.5	$1.3

Adjustments to free cash flow included pension contributions of $0.1 billion related to the previously announced annuitization of the U.S. salaried pension plan in the nine months ended September 30, 2014.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

of secured and unsecured debt, funding credit enhancement requirements for secured debt, operating expenses, interest costs and business acquisitions. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt.

Available Liquidity

The following table summarizes GM Financial's available liquidity (dollars in billions):

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$1.6	$3.0
Borrowing capacity on unpledged eligible assets	8.0	4.8
Borrowing capacity on committed unsecured lines of credit	1.0	0.5
Available liquidity	$10.6	$8.3

In the nine months ended September 30, 2015 available liquidity increased due primarily to: (1) increased borrowing capacity on unpledged eligible assets primarily due to decreased usage of secured debt facilities as a result of the issuance of senior unsecured notes; partially offset by (2) cash used for the acquisition of the equity interest in SAIC-GMAC.

Cash Flow

The following table summarizes GM Financial cash flows from operating, investing and financing activities (dollars in billions):

	Nine Months Ended		Change
	September 30, 2015	September 30, 2014
Net cash provided by operating activities	$2.2	$1.4	$0.8
Net cash used in investing activities	$(16.4)	$(6.6)	$(9.8)
Net cash provided by financing activities	$13.0	$5.3	$7.7

Operating Activities

In the nine months ended September 30, 2015 Net cash provided by operating activities increased due primarily to an increase in leased vehicle income, partially offset by increased operating expenses and interest expense.

Investing Activities

In the nine months ended September 30, 2015 Net cash used in investing activities increased due primarily to: (1) an increase in purchases of leased vehicles of $7.9 billion; (2) an increase in finance receivables purchases and funding, net of collections of $1.3 billion; and (3) cash used for the acquisition of the equity interest in SAIC-GMAC of $1.0 billion; partially offset by (4) increased proceeds from the termination of leases of $0.3 billion; and (5) proceeds from the sale of an equity interest in SAIC-GMAC of $0.1 billion.

Financing Activities

In the nine months ended September 30, 2015 Net cash provided by financing activities increased due primarily to a net increase in borrowings of $7.7 billion.

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

Forward-Looking Statements

In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “will,” “should,” “target,” “when,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include among others the following:

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

•	Our ability to comply with the terms of the DPA;

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

Our management, with the participation of our CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2015. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

There have not been any other changes in internal controls over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

Refer to Note 10 to our condensed consolidated financial statements and the 2014 Form 10-K for information relating to legal proceedings.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. Other than as subsequently discussed, there have been no material changes to the Risk Factors disclosed in our 2014 Form 10-K. While we describe each risk separately, some of these risks are interrelated and certain risks can trigger the applicability of risks subsequently described.

If, in the discretion of the Office, we do not comply with the terms of the DPA, the Office may prosecute us for charges alleged by the Office including those relating to faulty ignition switches.

On September 17, 2015 we announced that we entered into the DPA with the Office regarding its investigation of the events leading up to certain recalls announced in February and March 2014 relating to faulty ignition switches. Under the DPA, we consented to, among other things, the filing of the Information in the U.S. District Court for the Southern District of New York charging GM with a scheme to conceal material facts from a government regulator and wire fraud. We pled not guilty to the charges alleged in the Information. The DPA further provides that, in the event the Office determines during the period of deferral of prosecution (or any extensions thereof) that we have violated any provision of the DPA, including violating any federal law or agreements by us regarding the Monitor, the Office may, in its discretion, either prosecute us on the charges alleged in the Information or impose an extension of the period of deferral of prosecution of up to one additional year. Under such circumstance, the Office would be permitted to rely upon the admissions we made in the DPA and would benefit from our waiver of certain procedural and evidentiary defenses. Such a criminal prosecution could subject us to penalties that could have material adverse effect on our business, financial position, results of operations or cash flows.

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended September 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
July 1, 2015 through July 31, 2015	13,103,600	$34.06	3,828,446	$2.9 billion
August 1, 2015 through August 31, 2015	13,285,011	$30.20	13,006,314	$2.5 billion
September 1, 2015 through September 30, 2015	12,611,235	$29.90	12,590,082	$2.1 billion
Total	38,999,846	$31.40	29,424,842

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

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
10.1	Form of Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed July 30, 2015	Incorporated by Reference
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS*	XBRL Instance Document	Furnished with this Report
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished with this Report
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report
________

*	Submitted electronically with this Report.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Controller and Chief Accounting Officer
Date:	October 21, 2015