Form 10-K
period 2015-12-31
General Motors Co
filed 2016-02-03
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its company Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Do not check if a smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $52.4 billion as of June 30, 2015.
As of January 27, 2016 the number of shares outstanding of common stock was 1,544,492,608 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement related to the Annual Stockholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Business
General Motors Company (sometimes referred to as we, our, us, ourselves, the Company, General Motors, or GM) was incorporated as a Delaware corporation in 2009. We design, build and sell cars, trucks, crossovers and automobile parts worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial).

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

Competitive Position

The global automotive industry is highly competitive. The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

Vehicle Sales

We present both wholesale and retail vehicle sales data to assist in the analysis of our revenue and our market share. We do not currently export vehicles to Cuba, Iran, North Korea, Sudan or Syria. Accordingly these countries are excluded from industry sales data in the tables below and corresponding calculations of our market share.

Wholesale Vehicle Sales

Wholesale vehicle sales data, which represents sales directly to dealers and others, is the measure that correlates to our revenue from the sale of vehicles, which is the largest component of Automotive net sales and revenue. Wholesale vehicle sales exclude vehicles produced by joint ventures. We estimate our global breakeven point, excluding joint ventures selling automobiles in China (Automotive China JVs), to be approximately 4.5 million annual wholesale vehicle sales. In the year ended December 31, 2015, 48.3% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Years ended December 31,
	2015		2014		2013
GMNA	3,558	60.5%	3,320	55.0%	3,276	51.1%
GME	1,127	19.2%	1,172	19.4%	1,163	18.1%
GMIO	588	10.0%	655	10.9%	921	14.4%
GMSA	603	10.3%	886	14.7%	1,053	16.4%
Worldwide	5,876	100.0%	6,033	100.0%	6,413	100.0%

Retail Vehicle Sales

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Retail vehicle sales data, which represents sales to the end customers based upon the good faith estimates of management, including fleets, does not correlate directly to the revenue we recognize during the period. However retail vehicle sales data is indicative of the underlying demand for our vehicles. Market share information is based primarily on retail vehicle sales volume. In countries where retail vehicle sales data is not readily available other data sources, such as wholesale or forecast volumes, are used to estimate sales to the end customers.

Retail vehicle sales data includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Certain joint venture agreements in China allow for the contractual right to report vehicle sales of non-GM trademarked vehicles by those joint ventures. Retail vehicle sales data includes vehicles sold through the dealer registration channel (primarily in Europe). This sales channel consists primarily of dealer demonstrator, loaner and self-registered vehicles. These vehicles are not eligible to be sold as new vehicles after being registered by dealers. Certain fleet sales that are accounted for as operating leases are included in retail vehicle sales at the time of delivery to the daily rental car companies. The following table summarizes total industry retail sales, or estimated sales where retail sales volume is not available, of new vehicles and our related competitive position by geographic region (vehicles in thousands):

	Years Ended December 31,
	2015			2014			2013
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	17,852	3,082	17.3%	16,859	2,935	17.4%	15,894	2,786	17.5%
Other	3,666	530	14.5%	3,345	478	14.3%	3,196	448	14.0%
Total North America	21,518	3,612	16.8%	20,204	3,413	16.9%	19,090	3,234	16.9%
Europe
Germany	3,540	244	6.9%	3,357	237	7.1%	3,258	242	7.4%
United Kingdom	3,063	312	10.2%	2,845	305	10.7%	2,597	301	11.6%
Russia	1,622	68	4.2%	2,540	189	7.5%	2,834	258	9.1%
Other	11,064	552	5.0%	9,963	525	5.3%	9,715	592	6.1%
Total Europe	19,289	1,176	6.1%	18,705	1,256	6.7%	18,404	1,393	7.6%
Asia/Pacific, Middle East and Africa
China(a)	25,054	3,730	14.9%	24,035	3,540	14.7%	22,202	3,160	14.2%
Other	18,943	795	4.2%	19,137	838	4.4%	19,035	890	4.7%
Total Asia/Pacific, Middle East and Africa	43,997	4,525	10.3%	43,172	4,378	10.1%	41,237	4,050	9.8%
South America
Brazil	2,568	388	15.1%	3,498	579	16.6%	3,767	650	17.3%
Other	1,613	257	15.9%	1,817	299	16.5%	2,171	387	17.8%
Total South America	4,181	645	15.4%	5,315	878	16.5%	5,938	1,037	17.5%
Total Worldwide	88,985	9,958	11.2%	87,396	9,925	11.4%	84,669	9,714	11.5%
United States
Cars	7,566	931	12.3%	7,688	1,085	14.1%	7,556	1,067	14.1%
Trucks	5,184	1,274	24.6%	4,754	1,113	23.4%	4,247	998	23.5%
Crossovers	5,102	877	17.2%	4,417	737	16.7%	4,091	721	17.6%
Total U.S.	17,852	3,082	17.3%	16,859	2,935	17.4%	15,894	2,786	17.5%
China
SGMS		1,711			1,710			1,516
SGMW and FAW-GM		2,019			1,830			1,644
Total China	25,054	3,730	14.9%	24,035	3,540	14.7%	22,202	3,160	14.2%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

__________

(a)
Our China sales include the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). End customer data is not readily available for the industry; therefore, wholesale volumes were used for Industry, GM and Market Share. Our retail sales in China were 3,613; 3,435 and 3,082 in the years ended December 31, 2015, 2014 and 2013.

In the year ended December 31, 2015 we estimate we had the largest market share in North America and South America, the number two market share in the Asia/Pacific, Middle East and Africa region, which included the largest market share in China, and the number seven market share in Europe. In the year ended December 31, 2015 the Asia/Pacific, Middle East and Africa region was our largest region by retail vehicle sales volume and represented 45.4% of our global retail vehicle sales.

Our retail vehicle sales volumes in the year ended December 31, 2015 grew at a slightly slower pace than the overall industry, resulting in a 0.2 percentage point industry share decline. Our market share decreased due primarily to the change of our business model in Russia, our vehicle price increases in Brazil and our planned reduction of fleet sales in the U.S., (refer to the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for detail), partially offset by our market share increase in China driven by strong performance of existing products and successful new launches including new sport utility vehicles (SUVs), Cadillac vehicles and multipurpose vehicles. Our retail vehicle sales volumes in the year ended December 31, 2014 grew at a slightly slower pace than the overall industry, resulting in a 0.1 percentage point industry share decline. Our market share decreased due primarily to the withdrawal of the Chevrolet brand from Europe and economic conditions and competitive environment in Brazil, partially offset by our market share increase in China driven by improved performance of existing products and successful launches of new vehicles.

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

	Years Ended December 31,
	2015	2014	2013
GMNA	795	814	758
GME	544	505	490
GMIO	345	414	415
GMSA	121	176	184
Total fleet sales	1,805	1,909	1,847

Fleet sales as a percentage of total retail vehicle sales	18.1%	19.2%	19.0%

The following table summarizes U.S. fleet sales (vehicles in thousands):

	Years Ended December 31,
	2015	2014	2013
Daily rental sales	400	449	439
Other fleet sales	278	255	217
Total fleet sales	678	704	656
Fleet sales as a percentage of total U.S. retail vehicle sales
Cars	29.3%	29.5%	26.4%
Trucks	19.7%	21.8%	24.2%
Crossovers	17.5%	19.1%	18.6%
Total vehicles	22.0%	24.0%	23.6%

Product Pricing

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Several methods are used to promote our products, including the use of dealer, retail and fleet incentives such as customer rebates and finance rate support. The level of incentives is dependent in large part upon the level of competition in the markets in which we operate and the level of demand for our products. In 2016 we plan to continue to price vehicles competitively, including offering incentives as required. We believe this strategy, coupled with sound inventory management, will continue to strengthen the reputation of our brands.

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

The following table summarizes the number of authorized dealerships:

	December 31, 2015	December 31, 2014	December 31, 2013
GMNA	4,886	4,908	4,946
GME	6,330	6,633	7,087
GMIO	7,755	7,699	7,472
GMSA	1,281	1,272	1,201
Total worldwide	20,252	20,512	20,706

We and our joint ventures enter into a contract with each authorized dealer agreeing to sell to the dealer one or more specified product lines at wholesale prices and granting the dealer the right to sell those vehicles to retail customers from an approved location. Our dealers often offer more than one GM brand at a single dealership in a number of our markets in order to enhance dealer profitability. Authorized dealers offer parts, accessories, service and repairs for GM vehicles in the product lines that they sell using GM parts and accessories. Our dealers are authorized to service GM vehicles under our limited warranty program and those repairs are to be made only with GM parts. Our dealers generally provide their customers access to credit or lease financing, vehicle insurance and extended service contracts provided by GM Financial and other financial institutions.

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

Research, Product and Business Development and Intellectual Property

Costs for research, manufacturing engineering, product engineering and design and development activities relate primarily to developing new products or services or improving existing products or services including activities related to vehicle emissions control, improved fuel economy, the safety of drivers and passengers, urban mobility and autonomous vehicles. In the years ended December 31, 2015, 2014 and 2013 research and development expenses were $7.5 billion, $7.4 billion and $7.2 billion.

Product Development

The Product Development organization is responsible for designing and integrating vehicle and powertrain components to maximize part sharing across multiple vehicle segments. Global teams in Design, Program Management, Component & Subsystem Engineering, Product Integrity, Powertrain and Purchasing & Supply Chain collaborate to meet customer requirements and maximize global economies of scale.

Our global vehicle architecture development has been consolidated and headquartered at our Global Technical Center in Warren, Michigan, to further the standardization of our overall vehicle development process. Cross-segment part sharing is an essential

GENERAL MOTORS COMPANY AND SUBSIDIARIES

enabler to our Vehicle Set Strategy, designed to reduce our overall number of global vehicle architectures to four major vehicle sets. As we implement the four vehicle sets, we will continue to leverage our current architecture portfolio to accommodate our customers around the world while achieving our financial goals.

Hybrid, Plug-In, Extended Range and Battery Electric Vehicles

We are investing significantly in multiple technologies offering increasing levels of vehicle electrification including eAssist, plug-in hybrid, full hybrid, extended range and battery electric vehicles. We currently offer five models in the U.S. featuring some form of electrification and continue to develop plug-in hybrid electric vehicle (PHEV) technology and extended range electric vehicles such as the Chevrolet Volt and Cadillac ELR. In 2015 we introduced the second-generation Chevrolet Volt. We also debuted the Chevrolet Bolt EV concept at the 2015 North American International Auto Show in Detroit, Michigan and the Cadillac CT6 PHEV at the 2015 Shanghai Auto Show. The Bolt EV will be an all-electric vehicle when it goes into production at our Orion Assembly plant in late 2016, providing more than 200 miles of range on a full charge.

OnStar, LLC

OnStar, LLC (OnStar) is a wholly-owned subsidiary of GM serving more than 6.6 million subscribers in the U.S., Canada, Mexico, China (through a joint venture) and selected markets in Europe (launched in August 2015). OnStar is a provider of connected safety, security and mobility solutions and advanced information technology and is available on the majority of our 2016 model year vehicles. OnStar's key services include automatic crash response, stolen vehicle assistance, remote door unlock, turn-by-turn navigation, vehicle diagnostics, hands-free calling and 4G LTE wireless connectivity.

OnStar has developed a system based on the findings of a Center for Disease Control and Prevention expert panel which allows OnStar advisors to alert first responders when a vehicle crash is likely to have caused serious injury to the occupants. OnStar also offers a mobile application to provide subscribers with up-to-date vehicle information such as oil level, tire pressure and fuel level as well as remote start, remote door lock and unlock and navigation services from a mobile phone.

Car- and Ride-Sharing

In January 2016 we announced the next step in our strategy to redefine personal mobility with a new car-sharing service called Maven, which combines our multiple car-sharing programs under a single brand and will expand its offerings to multiple cities and communities across the U.S. Maven gives customers access to highly personalized, on-demand mobility services. In January 2016 we purchased a 9% equity ownership interest in Lyft, Inc. (Lyft), a privately held company, for $0.5 billion, which we will leverage to expand our ride-sharing offerings. We also plan to develop with Lyft an integrated network of on-demand autonomous vehicles in the U.S.

Autonomous Technology

We see automation and autonomous technology leading to significant advances in convenience, mobility and safety, since more than 90% of crashes are caused by driver error. We have millions of miles of real-world experience with embedded connectivity through OnStar and advanced safety features that are the building blocks to more advanced automation features and eventually to fully autonomous vehicles. An example of an advanced automation is Super Cruise, a hands-free driving customer convenience feature that we expect to debut in 2017 on the Cadillac CT6 sedan. We are also working on autonomous systems and in 2016 plan to demonstrate the capabilities of a fleet of Chevrolet Volts on our 20,000-employee Global Technical Center campus. These vehicles will be ordered by a mobile phone application to go to the requested location and drive employees to their destination.

Alternative Fuel Vehicles

We believe alternative fuels offer significant potential to reduce petroleum consumption in the transportation sector. By leveraging experience and capability developed around these technologies in our global operations we continue to develop FlexFuel vehicles that can run on gasoline-ethanol blend fuels as well as vehicles that run on compressed natural gas (CNG) and liquefied petroleum gas (LPG).

We currently offer 12 FlexFuel vehicles in the U.S. for the 2016 model year to retail customers plus an additional seven models to fleet and commercial customers capable of operating on gasoline, E85 ethanol or any combination of the two. We continue to study the future role FlexFuel vehicles may play in the U.S. in light of recent regulatory developments and the rate of development

GENERAL MOTORS COMPANY AND SUBSIDIARIES

of the refueling infrastructure. In Brazil a substantial majority of vehicles sold were FlexFuel vehicles capable of running on 100% ethanol blends. We also market FlexFuel vehicles in other global markets where biofuels have emerged in the marketplace.

We produce CNG bi-fuel capable vehicles in Europe such as the Opel Zafira and in the U.S. with the Chevrolet Express and GMC Savana full-size vans (fleet and commercial customers) and the Chevrolet Silverado and GMC Sierra 2500 HD pick-up trucks (commercial and retail customers) that are capable of switching between gasoline or diesel and CNG. In addition we offer the CNG bi-fuel Chevrolet Impala full-size sedan to both fleet and retail markets in the U.S. We offer LPG capable vehicles globally in select markets reflecting the infrastructure, regulatory focus and natural resource availability of the markets in which they are sold.

We support the development of biodiesel blend fuels, which are alternative diesel fuels produced from renewable sources, and we provide biodiesel capabilities in other markets reflecting the availability of biodiesel blend fuels.

Hydrogen Fuel Cell Technology

As part of our long-term strategy to reduce petroleum consumption and greenhouse gas emissions we are committed to continuing development of our hydrogen fuel cell technology. Our Chevrolet Equinox fuel cell electric vehicle demonstration programs, such as Project Driveway, have accumulated more than 3 million miles of real-world driving by consumers, celebrities, business partners and government agencies. These programs are helping us identify consumer and infrastructure needs to understand the business case for potential production of vehicles with this technology.

GM and Honda Motor Company entered into a long-term agreement to co-develop a next-generation fuel cell system and hydrogen storage technologies, aiming for the 2020 timeframe. The collaboration expects to succeed by sharing expertise, economies of scale and common sourcing strategies and builds upon GM's and Honda Motor Company's strengths as leaders in hydrogen fuel cell technology.

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

Intellectual Property

We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. While none of these patents are individually material to our business as a whole, these patents are very important to our operations and continued technological development. We hold a number of trademarks and service marks that are very important to our identity and recognition in the marketplace.

Raw Materials, Services and Supplies

We purchase a wide variety of raw materials, parts, supplies, energy, freight, transportation and other services from numerous suppliers for use in the manufacture of our products. The raw materials primarily include steel, aluminum, resins, copper, lead and platinum group metals. We have not experienced any significant shortages of raw materials and normally do not carry substantial inventories of such raw materials in excess of levels reasonably required to meet our production requirements.

In some instances, we purchase systems, components, parts and supplies from a single source and may be at an increased risk for supply disruptions. The inability or unwillingness of these sources to supply us with parts and supplies could have a material adverse effect on our production capacity. Combined purchases from our two largest suppliers have ranged from approximately 10% to 11% of our total purchases in the years ended December 31, 2015, 2014 and 2013.

Environmental and Regulatory Matters

Automotive Emissions Control

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We are subject to laws and regulations that require us to control automotive emissions, including vehicle exhaust emission standards, vehicle evaporative emission standards and onboard diagnostic (OBD) system requirements. Advanced OBD systems are used to identify and diagnose problems with emission control systems. Problems detected by the OBD system and in-use compliance monitoring may increase warranty costs and the likelihood of recall. Emission and OBD requirements become more stringent each year as vehicles must meet lower emission standards and new diagnostics are required throughout the world without harmonization of global regulations. Zero emission vehicle (ZEV) requirements have been adopted by some U.S. states and there is the possibility that additional jurisdictions could adopt ZEV requirements in the future. While we believe all our products are designed and manufactured in material compliance with vehicle emissions requirements, regulatory authorities may conduct ongoing evaluations of the emissions compliance of products from all manufacturers. This includes vehicle emissions testing, including CO2 and nitrogen oxide emissions testing in Europe, and review of emission control strategies.

U.S. and Canada

The U.S. federal government imposes stringent emission control requirements on vehicles sold in the U.S. and additional requirements are imposed by various state governments. Canada’s federal government vehicle emission requirements are generally aligned with the U.S. federal requirements. Each model year we must obtain certification for each test group that our vehicles will meet emission requirements from the U.S. Environmental Protection Agency (EPA) before we can sell vehicles in the U.S. and Canada and from the California Air Resources Board (CARB) before we can sell vehicles in California and other states that have adopted the California emissions requirements.

CARB's latest emission requirements include more stringent exhaust emission and evaporative emission standards including an increase in ZEVs offered by the same automaker such as electric and hydrogen fuel cell vehicles. CARB has adopted 2018 model year and later requirements for increasing volumes of ZEVs to achieve greenhouse gas as well as criteria pollutant emission reductions to help achieve the state's long-term greenhouse gas reduction goals. The EPA has adopted similar exhaust emission and evaporative emission standards which phase in with the 2017 model year, but do not include ZEV requirements. These new requirements will also increase the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance.

The Clean Air Act permits states that have areas with air quality compliance issues to adopt the California car and light-duty truck emission standards in lieu of the federal requirements. Thirteen states currently have these standards in effect and 10 of these 13 states have adopted the ZEV requirements. The Province of Quebec has also announced its intention to adopt a ZEV requirement.

European Union

Emissions are regulated by the European Commission (EC) and by governmental authorities in each European Union Member State (EU Member States). The EC imposes emission control requirements on vehicles sold in all 28 EU Member States. We must demonstrate that vehicles will meet emission requirements from an approval authority in one EU Member State before we can sell vehicles in any EU Member States. The regulatory requirements include random testing of newly assembled vehicles and a manufacturer in-use surveillance program. The European Union requirements are equivalent in terms of stringency and implementation to the framework of the United Nations Economic Commission for Europe.

The existing level of exhaust emission standards for cars and light-duty trucks, Euro 6, was effective in 2014 for new vehicle approvals and 2015 for new vehicle registrations. Future European Union emission standards focus particularly on further reducing emissions from diesel vehicles by introducing new testing criteria based on “real world driving” emissions (RDE). RDE tests will become effective in 2017. The new requirements will require additional technologies and further increase the cost of diesel engines, which currently cost more than gasoline engines. To comply with RDE tests we expect that we will need to implement technologies identical to those already in production to meet U.S. emission standards. These technologies will put additional cost pressures on the already challenging European Union market for small and mid-size diesel vehicles. Gasoline engines are also affected by the new requirements. The measures for gasoline vehicles that require technology to reduce exhaust pollutant emissions will have adverse effects on vehicle fuel economy which drives additional technology cost to maintain fuel economy.

In addition, increased scrutiny of compliance with emissions standards following the well-publicized emissions scandal involving an unrelated automotive manufacturer may result in changes to these standards, including the implementation of RDE tests, as well as stricter interpretations of these standards and more rigorous enforcement. This may lead to increased costs, penalties, negative publicity or reputation impact for us. Refer to Item 1A. Risk Factors for further discussion of these risks.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the long-term, we expect that the EC will continue devising regulatory requirements on the emission test cycle, real driving emission, low temperature testing, fuel evaporation and OBD.

China

China has implemented European type China 4 standards nationally with European OBD requirements for all newly registered vehicles. Cities such as Beijing, Shanghai and Guangzhou each currently require China 5 standards for newly registered vehicles. In total 11 eastern municipalities and provinces will require China 5 standards prior to nationwide implementation in 2017. The China 5 standards include more stringent emission requirements and increase the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance. China is considering a unique China 6 emission standard with the potential to combine elements of European and U.S. standards. Local implementation is expected as early as 2019.

Automotive Fuel Economy

U.S. and Canada

Corporate Average Fuel Economy (CAFE) reporting is required for three separate fleets: domestically produced cars, imported cars and light-duty trucks. Both car and light-duty truck standards were established using targets for various vehicle sizes and vehicle model sales volumes. In 2016 our domestic car standard is estimated to be 36.2 mpg, our import car standard is estimated to be 40.0 mpg, and our light-duty truck standard is estimated to be 27.1 mpg. Our current product plan is expected to be compliant with the federal CAFE program through the 2016 model year. In addition to federal CAFE the EPA requires compliance with greenhouse gas requirements that are similar to the CAFE program. Our current product plan is expected to be compliant with the federal greenhouse gas program through the 2016 model year. CARB has agreed that compliance with the federal program is deemed to be compliant with the California program for the 2012 through 2016 model years. Although Canada has no parallel CAFE-style fuel economy regulations there are Canadian greenhouse gas regulations that are aligned with the U.S. EPA regulations and the Canadian fleets are expected to be compliant with the Canadian regulations through the 2016 model year.

Europe

The EU has implemented legislation regulating fleet average CO2 emissions in Europe and has adopted an even more stringent fleet average CO2 target for 2020. Requirements must be met through the introduction of CO2 reducing technologies on conventional gasoline and diesel engines or through ultra-low CO2 vehicles. We are developing a compliance plan by adopting operational CO2 targets for each market entry in Europe. The EC will also devise regulatory requirements on the CO2 emission test cycle as of 2017.

China

China has both an individual vehicle pass-fail type approval requirement based on Phase 2 standards and a fleet fuel consumption requirement based on Phase 3 standards based on vehicle curb weight for the 2012 through 2015 calendar years. Implementation began in 2012 with full compliance to 6.9L/100km required by 2015. China has continued subsidies for fuel efficient vehicles, plug-in hybrid, battery electric and fuel cell vehicles. China is now working on a more aggressive Phase 4 fleet fuel consumption standard that is expected to apply beginning in 2016 with full compliance to 5.0L/100km required by 2020.

Industrial Environmental Control

Our operations are subject to a wide range of environmental protection laws including those regulating air emissions, water discharge, waste management and environmental cleanup. Certain environmental statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Under certain circumstances these laws impose joint and several liability as well as liability for related damages to natural resources. Refer to Note 15 to our consolidated financial statements for additional information on environmental matters including site remediation.

To mitigate the effects our worldwide operations have on the environment and reduce greenhouse gas emissions associated with waste disposal, we are committed to converting as many of our worldwide operations as possible to landfill-free operations. At December 31, 2015, 90 (or approximately 50%) of our manufacturing operations were landfill-free. Additionally we have 41 non-manufacturing operations that are landfill-free. At our landfill-free manufacturing operations approximately 89% of waste materials are reused or recycled and 9% are converted to energy at waste-to-energy facilities. Including construction, demolition and remediation wastes, we estimate that we reused, recycled or composted over 2 million metric tons of waste materials at our global

GENERAL MOTORS COMPANY AND SUBSIDIARIES

manufacturing operations, converted over 140,000 metric tons of waste materials to energy at waste-to-energy facilities and avoided approximately 9 million metric tons of greenhouse gas emissions in the year ended December 31, 2015.

In addition to minimizing our impact on the environment our landfill-free program and total waste reduction commitments generate revenue from the sale of production by-products, reduce our use of material, reduce our carbon footprint and help to reduce the risks and financial liabilities associated with waste disposal.

We continue to search for ways to increase our use of renewable energy and improve our energy efficiency. At December 31, 2015 we had implemented projects globally that had increased our total renewable energy capacity to over 105 megawatts. In 2015 we also met the EPA Energy Star Challenge for Industry (EPA Challenge) at seven of our sites globally by reducing energy intensity an average of 22% at these sites. To meet the EPA Challenge industrial sites must reduce energy intensity by 10% in five years or fewer. Three of the sites achieved the goal for the first time, bringing the total number of GM-owned sites to have met the EPA Challenge to 73, with many sites achieving the goal multiple times. These efforts minimize our utility expenses and are part of our approach to addressing climate change through setting a greenhouse gas emissions reduction target, collecting accurate data, following our business plan and publicly reporting progress against our target.

Chemical Regulations

We continually monitor the implementation of chemical regulations to maintain compliance and evaluate their effect on our business, suppliers and the automotive industry.

U.S. and Canada

Governmental agencies in both the U.S. and Canada continue to introduce new regulations and legislation related to the selection and use of chemicals or substances of concern by mandating broad prohibitions, green chemistry, life cycle analysis and product stewardship initiatives. These initiatives give broad regulatory authority to ban or restrict the use of certain chemical substances and potentially affect automobile manufacturers' responsibilities for vehicle components at the end of a vehicle's life, as well as chemical selection for product development and manufacturing. Chemical restrictions in Canada are progressing more rapidly than in the U.S. as a result of Environment Canada’s Chemical Management Plan to assess existing substances and implement risk management controls on any chemical deemed toxic. These emerging regulations will potentially lead to increases in costs and supply chain complexity. We believe that we are materially in compliance with these requirements or expect to be materially in compliance by the required date.

The U.S. Congress is currently pursuing an update of the Toxic Substances Control Act to grant the EPA more authority to regulate and ban chemicals from use in the U.S. which, if passed, is expected to greatly increase the level of regulation of chemicals in vehicles.

Europe

In 2007 the EU implemented its regulatory requirements, the EU REACH regulation among others, to register, evaluate, authorize and restrict the use of chemical substances. This regulation requires chemical substances manufactured in or imported into the EU to be registered with the European Chemicals Agency before 2018. Under this regulation, “substances of very high concern” may either require authorization for further use or may be restricted in the future. This could potentially increase the cost of certain alternative substances that are used to manufacture vehicles and parts, or result in a supply chain disruption when a substance is no longer available to meet production timelines. Our research and development initiatives may be diverted to address future requirements. We believe that we are materially in compliance with these requirements or expect to be materially in compliance by the required date.

Safety

In the U.S. the National Traffic and Motor Vehicle Safety Act of 1966 prohibits the sale of any new vehicle or equipment in the U.S. that does not conform to applicable vehicle safety standards established by the National Highway Traffic Safety Administration (NHTSA). If we or NHTSA determine that either a vehicle or vehicle equipment does not comply with a safety standard or if a vehicle defect creates an unreasonable safety risk the manufacturer is required to notify owners and provide a remedy. We are required to report certain information relating to certain customer complaints, warranty claims, field reports and notices and claims involving property damage, injuries and fatalities in the U.S. and claims involving fatalities outside the U.S. We are also required to report certain information concerning safety recalls and other safety campaigns outside the U.S.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Outside the U.S. safety standards and recall regulations often have the same purpose as the U.S. standards but may differ in their requirements and test procedures, adding complexity to regulatory compliance. Refer to Note 11 to our consolidated financial statements for additional information on significant recall activities in 2014.

Automotive Financing - GM Financial

GM Financial is our global captive automotive finance company and our global provider of automobile finance solutions. GM Financial conducts its business in North America, Europe, South America and, as a result of the 2015 acquisition of Ally Financial, Inc.'s (Ally Financial) equity interest in SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC), in China.

GM Financial provides retail lending, both loan and lease, across the credit spectrum. Additionally GM Financial offers commercial products to dealer customers that include new and used vehicle inventory financing, inventory insurance, working capital, capital improvement loans, and storage center financing.

In North America GM Financial's retail automobile finance programs include prime and sub-prime lending and full credit spectrum leasing. The sub-prime lending program is primarily offered to consumers with FICO scores less than 620 who have limited access to automobile financing through banks and credit unions and is expected to sustain a higher level of credit losses than prime lending. The leasing product is offered through our franchised dealers and primarily targets prime consumers leasing new vehicles. GM Financial is expanding its leasing, near prime and prime lending programs through our franchised dealers and anticipates that leasing and prime lending will become an increasing percentage of originations and the retail portfolio balance over time.

Internationally GM Financial’s retail automobile finance programs focus on prime quality financing through loan and lease products.

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

Employees

At December 31, 2015 we employed 130,000 (61%) hourly employees and 85,000 (39%) salaried employees. At December 31, 2015 52,000 (54%) of our U.S. employees were represented by unions, a majority of which were represented by the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW). The following table summarizes worldwide employment (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
GMNA	115	110	109
GME	36	37	37
GMIO	32	33	36
GMSA	24	29	31
GM Financial	8	7	6
Total Worldwide	215	216	219

U.S. - Salaried	45	40	36
U.S. - Hourly	52	51	51

Executive Officers of the Registrant
As of February 3, 2016 the names and ages of our executive officers and their positions with GM are as follows:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Name (Age)	Present GM Position (Effective Date)	Positions Held During the Past Five Years (Effective Date)
Mary T. Barra (54)	Chairman & Chief Executive Officer (2016)
Chief Executive Officer and Member of the Board of Directors (2014) Executive Vice President, Global Product Development, Purchasing & Supply Chain (2013)
Senior Vice President, Global Product Development (2011) Vice President, Global Human Resources (2009)

Daniel Ammann (43)	President (2014)	Executive Vice President & Chief Financial Officer (2013) Senior Vice President & Chief Financial Officer (2011) GM Vice President, Finance & Treasurer (2010)
Jaime Ardila (60)(a)	Executive Vice President & President, South America (2013)	Vice President & President, South America (2010)
Alan S. Batey (52)	Executive Vice President & President, North America (2014)
Senior Vice President, Global Chevrolet and Brand Chief and U.S. Sales and Marketing (2013)
GM Vice President, U.S. Sales and Service, and Interim GM Chief Marketing Officer (2012)
Vice President, U.S. Chevrolet Sales and Service (2010)

James B. DeLuca (54)	Executive Vice President, Global Manufacturing (2014)	Vice President, Manufacturing, GM International Operations (2013) Vice President, Quality, GM International Operations (2009)
Carel Johannes de Nysschen (55)	Executive Vice President & President, Cadillac (2014)	Infiniti Motor Company, President (2012) Audi of America, Inc., President (2004)
Barry L. Engle (52)	Executive Vice President & President, South America (2015)	Agility Fuel Systems, CEO (2011) THINK Holdings, CEO (2010)
Stefan Jacoby (57)	Executive Vice President & President, GM International (2013)	Volvo Car Corporation - Global Chief Executive Officer and President (2010)
Craig B. Glidden (58)	Executive Vice President & General Counsel (2015)	LyondellBasell, Executive Vice President and Chief Legal Officer (2009)
Karl-Thomas Neumann (54)	Executive Vice President & President, Europe and Chairman of the Management Board of Opel Group GmbH (2013)	CEO, Opel Group GmbH & President, GM Europe (2013) Volkswagen Group China - Chief Executive Officer and President (2010)
John J. Quattrone (63)	Senior Vice President, Global Human Resources (2014)	VP of Human Resources, Global Product Development & Global Purchasing & Supply Chain / Corporate Strategy, Business Development & Global Planning & Program organizations (2009)
Mark L. Reuss (52)	Executive Vice President, Global Product Development, Purchasing & Supply Chain (2014)	Executive Vice President & President, North America (2013) GM Vice President & President, North America (2009) GM Vice President, Global Vehicle Engineering (2009)
Charles K. Stevens, III (56)	Executive Vice President & Chief Financial Officer (2014)	Chief Financial Officer, GM North America (2010) Interim Chief Financial Officer, GM South America (2011)
Matthew Tsien (55)	Executive Vice President & President, GM China (2014)	GM Consolidated International Operations Vice President, Planning, Program Management, & Strategic Alliances China (2012) Executive Vice President, SAIC GM Wuling (2009)
Thomas S. Timko (47)	Vice President, Controller & Chief Accounting Officer (2013)	Applied Materials Inc. - Corporate Vice President, Chief Accounting Officer, and Corporate Controller (2010)
__________
(a) Retiring effective early 2016.

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

Segment Reporting Data

Operating segment data and principal geographic area data for the years ended December 31, 2015, 2014 and 2013 are summarized in Note 23 to our consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Website Access to Our Reports

Our internet website address is www.gm.com. In addition to the information about us and our subsidiaries contained in this 2015 Form 10-K information about us can be found on our website including information on our corporate governance principles and practices. Our website and information included in or linked to our website are not part of this 2015 Form 10-K.

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

Our ability to maintain profitability over the long-term is dependent upon our ability to fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers.

We operate in a very competitive industry with market participants routinely introducing new and improved vehicle models designed to meet rapidly evolving consumer expectations. Producing new and improved vehicle models competitively and preserving our reputation for designing, building and selling high quality cars and trucks is critical to our long-term profitability. We will launch a substantial number of new vehicles in 2016. Successful launches of our new vehicles are critical to our short-term profitability. In addition, our growth strategies require us to make significant investment in our brands to appeal to new markets.

Our long-term profitability depends upon our successfully creating and funding technological innovations in design, engineering and manufacturing, which requires extensive capital investment and the ability to retain and recruit talent. In some cases the technologies that we plan to employ are not yet commercially practical and depend on significant future technological advances by us and by our suppliers. Although we will seek to obtain intellectual property protection for our innovations to protect our competitive position, it is possible we may not be able to protect some of these innovations. There can be no assurance that advances in technology will occur in a timely or feasible way, or that others will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage.
It generally takes two years or more to design and develop a new vehicle, and a number of factors may lengthen that time period. Because of this product development cycle and the various elements that may contribute to consumers’ acceptance of new vehicle designs, including competitors’ product introductions, technological innovations, fuel prices, general economic conditions and changes in styling preferences, an initial product concept or design may not result in a vehicle that generates sales in sufficient quantities and at high enough prices to be profitable. Our high proportion of fixed costs, both due to our significant investment in property, plant and equipment as well as other requirements of our collective bargaining agreements, which limit our flexibility to adjust personnel costs to changes in demands for our products, may further exacerbate the risks associated with incorrectly assessing demand for our vehicles.
Our profitability is dependent upon the success of full-size pick-up trucks and SUVs.

While we offer a balanced and complete portfolio of small, mid-size and large cars, crossovers, SUVs and trucks, we generally recognize higher profit margins on our full-size pick-up trucks and SUVs. Our success is dependent upon consumer preferences and our ability to sell higher margin vehicles in sufficient volumes. Any increases in the price of oil or any sustained shortage of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

oil, including as a result of global political instability, could cause a shift in consumer demand towards smaller, more fuel efficient vehicles, and weaken the demand for our higher margin full-size pick-up trucks and SUVs.

Our business is highly dependent upon the global automobile market sales volume, which can be volatile.

Our business and financial results are highly sensitive to sales volume, changes to which can have a disproportionately large effect on our profitability. A number of economic and market conditions drive changes in vehicle sales, including real estate values, levels of unemployment, availability of affordable financing, fluctuations in the cost of fuel, consumer confidence, political unrest and global economic conditions. We cannot predict future economic and market conditions with certainty.

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

Many of our operations, primarily in China, are carried out by joint ventures. In joint ventures we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures we are required to foster our relationships with our co-owners as well as promote the overall success of the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners; therefore, we do not receive all the benefits from our successful joint ventures. In addition, because we share ownership and management with one or more parties, we may have limited control over the actions of a joint venture, particularly when we own a minority interest. As a result, we may be unable to prevent misconduct or other violations of applicable laws by a joint venture. Moreover, a joint venture may not follow the same requirements regarding internal controls and internal control over financial reporting that we follow. To the extent another party makes decisions that negatively impact the joint venture or internal control issues arise within the joint venture, we may have to take responsive or other action or we may be subject to penalties, fines or other related actions for these activities that could have a material adverse impact on our business, financial condition and results of operations.

Our businesses outside the U.S. expose us to additional risks.

The majority of our vehicles are sold outside the U.S. We are pursuing growth opportunities for our business in a variety of business environments outside the U.S. Operating in a large number of different regions and countries exposes us to political, economic and other risks as well as multiple foreign regulatory requirements that are subject to change, including:

•	Changes in foreign currency exchange rates and interest rates;

•	Economic downturns in foreign countries or geographic regions where we have significant operations, such as China;

•
Economic tensions between governments and changes in international trade and investment policies, including imposing restrictions on the repatriation of dividends, especially between the U.S. and China, more detailed inspections, higher tariffs or new barriers to entry;

•	Changes in foreign regulations impacting our overall business model restricting our ability to buy and sell our products in those countries, especially China;

•	Differing local product preferences and product requirements, including fuel economy, vehicle emissions and safety;

•	Impact of compliance with U.S. and other foreign countries’ export controls and economic sanctions;

•	Liabilities resulting from U.S. and foreign laws and regulations, including those related to the Foreign Corrupt Practices Act and certain other anti-corruption laws;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Differing labor regulations and union relationships;

•	Consequences from changes in tax laws; and

•	Difficulties in obtaining financing in foreign countries for local operations.

We are subject to extensive laws, governmental regulations and policies, including those regarding fuel economy and emissions control, the enforcement of which or changes to existing ones, could cause us to incur increased costs or to face regulatory enforcement action and may have a significant effect on how we do business.

We are significantly affected by governmental regulations that can increase costs related to the production of our vehicles and affect our product portfolio. Meeting or exceeding many of these regulations is costly and often technologically challenging, especially where standards may not be harmonized across jurisdictions, a notable challenge with respect to mandated emissions and fuel economy standards. We anticipate that the number and extent of these regulations, and the related costs and changes to our product lineup, may increase significantly in the future. These government regulatory requirements could significantly affect our plans for global product development and given the uncertainty surrounding enforcement and regulatory definitions, may result in substantial costs, including civil or criminal penalties. In addition, an evolving but un-harmonized regulatory framework may limit or dictate the types of vehicles we sell and where we sell them, which can affect revenue. Refer to the "Environmental and Regulatory Matters" section of Item 1. Business for a discussion of these regulatory requirements. We also expect that manufacturers will be subject to increased scrutiny from regulators globally as a result of the well-publicized emissions scandal involving an unrelated automotive manufacturer in 2015. For example, government agencies in several countries have asked us for information; one of these, the German Ministry of Transportation, is requesting the participation of a number of automotive manufacturers, including our German subsidiary, in discussions on emissions control issues and has requested a written response from our subsidiary on the subject. This scrutiny, regulatory changes and increased enforcement may lead to increased testing and re-testing of our vehicles and analysis of their emissions control systems, which could lead to increased costs, penalties, negative publicity or reputational impact, and recall activity if regulators determine that emission levels and required regulatory compliance should be based on either a wider spectrum of driving conditions for future testing parameters or stricter or novel interpretations and consequent enforcement of existing requirements. No assurance can be given that the ultimate outcome of any potential investigations or increased testing resulting from this scrutiny would not materially and adversely affect us.

We are committed to meeting or exceeding fuel economy and emission control requirements. We expect that to comply with these requirements we will be required to sell a significant volume of hybrid electric vehicles, as well as implement new technologies for conventional internal combustion engines, all at increased cost levels. There is no assurance that we will be able to produce and sell vehicles that use such technologies on a profitable basis or that our customers will purchase such vehicles in the quantities necessary for us to comply with these regulatory programs. Alternative compliance measures may not be sufficiently available in the marketplace to meet volume driven compliance requirements.

Environmental liabilities for which we may be responsible are not reasonably estimable and could be substantial. Violations of safety or emissions standards could result in the recall of one or more of our products, negotiated remedial actions, possible fines, restricted product offerings or a combination of any of those items. Any of these actions could have substantial adverse effects on our operations including facility idling, reduced employment, increased costs and loss of revenue.

We could be materially adversely affected by a negative outcome in unusual or significant litigation, governmental investigations or other legal proceedings.

We are subject to legal proceedings involving various issues, including product liability lawsuits, stockholder litigation and governmental investigations, such as the legal proceedings related to the Ignition Switch Recall. Refer to the "GM North America" section of MD&A for additional information on the Ignition Switch Recall. Such legal proceedings could in the future result in the imposition of damages, including punitive damages, substantial fines, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as significant legal and other costs. For a further discussion of these matters refer to Note 15 to our consolidated financial statements.

If, in the discretion of the U.S. Attorney’s Office for the Southern District of New York (the Office), we do not comply with the terms of the Deferred Prosecution Agreement (the DPA), the Office may prosecute us for charges alleged by the Office including those relating to faulty ignition switches.
On September 17, 2015 we announced that we entered into the DPA with the Office regarding its investigation of the events leading up to certain recalls announced in February and March 2014 relating to faulty ignition switches. Under the DPA, we

GENERAL MOTORS COMPANY AND SUBSIDIARIES

consented to, among other things, the filing of a two-count information (the Information) in the U.S. District Court for the Southern District of New York charging GM with a scheme to conceal material facts from a government regulator and wire fraud. We pled not guilty to the charges alleged in the Information. The DPA further provides that, in the event the Office determines during the period of deferral of prosecution (or any extensions thereof) that we have violated any provision of the DPA, including violating any U.S. federal law or our obligation to cooperate with and assist the independent monitor, the Office may, in its discretion, either prosecute us on the charges alleged in the Information or impose an extension of the period of deferral of prosecution of up to one additional year. Under such circumstance, the Office would be permitted to rely upon the admissions we made in the DPA and would benefit from our waiver of certain procedural and evidentiary defenses. Such a criminal prosecution could subject us to penalties that could have material adverse effect on our business, financial position, results of operations or cash flows.
The costs and effect on our reputation of product safety recalls could materially adversely affect our business.

Government safety standards require manufacturers to remedy certain product safety defects through recall campaigns. Under these standards, we could be subject to civil or criminal penalties or may incur various costs, including significant costs for free repairs. At present, the costs we incur in connection with these recalls typically include the cost of the part being replaced and labor to remove and replace the defective part. We currently source a variety of systems, components, raw materials and parts, including but not limited to air bag inflators, from third parties. From time to time these items may have performance or quality issues that could harm our reputation and cause us to incur significant costs. For example, based on defect information reports filed with NHTSA by TK Holdings Inc. (Takata), we are currently conducting recalls for certain Takata air bag inflators used in some of our prior model year vehicles. We are continuing to assess the situation. Further recalls, if any, that may be required to remediate Takata air bag inflators in our vehicles could have a material impact on our financial position, results of operations or cash flows. In addition product recalls can harm our reputation and cause us to lose customers, particularly if those recalls cause consumers to question the safety or reliability of our products. Conversely not issuing a recall or not issuing a recall on a timely basis can harm our reputation, potentially expose us to significant monetary penalties, and cause us to lose customers for the same reasons as expressed above.

Any disruption in our suppliers' operations could disrupt our production schedule.

Our automotive operations are dependent upon the continued ability of our suppliers to deliver the systems, components, raw materials and parts that we need to manufacture our products. Our use of “just-in-time” manufacturing processes allows us to maintain minimal inventory quantities of systems, components, raw materials and parts. As a result our ability to maintain production is dependent upon our suppliers delivering sufficient quantities of systems, components, raw materials and parts on time to meet our production schedules. In some instances we purchase systems, components, raw materials and parts from a single source and may be at an increased risk for supply disruptions. Financial difficulties or solvency problems with our suppliers, which may be exacerbated by the cost of remediating quality issues with these items, could lead to uncertainty in our supply chain or cause supply disruptions for us which could, in turn, disrupt our operations, including production of certain of our higher margin vehicles. Where we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of systems, components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely.

We are dependent on our manufacturing facilities around the world.
We assemble vehicles at various facilities around the world. These facilities are typically designed to produce particular models for particular geographic markets. No single facility is designed to manufacture our full range of vehicles. In some cases certain facilities produce products that disproportionately contribute a greater degree of profit to the Company than others. Should these or other facilities become unavailable either temporarily or permanently for any number of reasons, including labor disruptions, the inability to manufacture vehicles there may result in harm to our reputation, increased costs, lower revenues and the loss of customers. We may not be able to easily shift production of vehicles at an inoperable facility to other facilities or to make up for lost production. Any new facility needed to replace an inoperable manufacturing facility would need to comply with the necessary regulatory requirements, need to satisfy our specialized manufacturing requirements and require specialized equipment. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available or any losses which may be excluded under our insurance policies.
If we do not deliver new products, services and customer experiences in response to new participants in the automotive industry, our business could suffer.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We believe that the automotive industry will experience more change in the next five years than it has in the previous 50 years. In addition to our traditional competitors, we must also be responsive to the entrance of non-traditional participants in the automotive industry. These non-traditional participants may seek to disrupt the historic business model of the industry through the introduction of new technologies, new products or services, new business models or new methods of travel. It is strategically significant that we lead the technological disruption occurring in our industry. As our business evolves, the pressure to innovate will encompass a wider range of products and services, including products and services that may be outside of our historically core business. If we do not accurately predict, prepare for and respond to new kinds of technological innovations, market developments and changing customer needs, our sales, profitability and long-term competitiveness may be harmed.
We operate in a highly competitive industry that has excess manufacturing capacity and attempts by our competitors to sell more vehicles could have a significant negative effect on our vehicle pricing, market share and operating results.

The global automotive industry is highly competitive and overall manufacturing capacity in the industry exceeds demand. Many manufacturers have relatively high fixed labor costs as well as significant limitations on their ability to close facilities and reduce fixed costs. Our competitors may respond to these relatively high fixed costs by providing subsidized financing or leasing programs, offering marketing incentives or reducing vehicle prices. Our competitors may also seek to benefit from economies of scale by consolidating or entering into other strategic agreements such as alliances intended to enhance their competitiveness.

Manufacturers in lower cost countries, such as China and India, have become competitors in key emerging markets and announced their intention of exporting their products to established markets as a low cost alternative to established entry-level automobiles. These actions have had, and are expected to continue to have, a significant negative effect on our vehicle pricing, market share and operating results, and present a significant risk to our ability to enhance our revenue per vehicle.
We may continue to restructure our operations in various countries, but we may not succeed in doing so.

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

Our future competitiveness and ability to achieve long-term profitability depends on our ability to control our costs, which requires us to successfully implement operating effectiveness initiatives throughout our automotive operations.

We are continuing to implement a number of operating effectiveness initiatives to improve productivity and reduce costs. Our future competitiveness depends upon our continued success in implementing these initiatives throughout our automotive operations. While some of the elements of cost reduction are within our control, others, such as interest rates or return on investments, which influence our expense for pensions, depend more on external factors, and there can be no assurance that such external factors will not materially adversely affect our ability to reduce our costs. Reducing costs may prove difficult due to our focus on increasing advertising and our belief that engineering expenses necessary to improve the performance, safety and customer satisfaction of our vehicles are likely to increase.

Security breaches and other disruptions to our vehicles, information technology networks and systems could interfere with the safety of our customers or our operations and could compromise the confidentiality of private customer data or our proprietary information.

We rely upon information technology networks and systems, including in-vehicle systems and mobile devices, some of which are managed by third-parties, to process, transmit and store electronic information, and to manage or support a variety of vehicle or business processes and activities. Additionally we collect and store sensitive data, including intellectual property, proprietary business information, propriety business information of our dealers and suppliers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks and in-vehicle systems, and the processing and maintenance of this information, is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and systems and in-vehicle systems may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors or malfeasance by employees, contractors and others who have access to our networks and systems or computer viruses. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. These occurrences could also impact vehicle safety. We have been the target of these types of attacks in the past with no known material impacts and future attacks are likely to occur. If successful, these types of attacks on our network

GENERAL MOTORS COMPANY AND SUBSIDIARIES

or systems, including in-vehicle systems and mobile devices, or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and reduce the competitive advantage we hope to derive from our investment in advanced technologies. Our insurance coverage may not be adequate to cover all the costs related to significant security attacks or disruptions resulting from such attacks.

We rely on GM Financial to provide financial services to our dealers and customers in a majority of the markets in which we sell vehicles. GM Financial faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations and its ability to provide leasing and financing to retail consumers and commercial lending to our dealers to support additional sales of our vehicles.

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

As an entity operating in the financial services sector, GM Financial is required to comply with a wide variety of laws and regulations that may be costly to adhere to and may affect our consolidated operating results. Compliance with these laws and regulations requires that GM Financial maintain forms, processes, procedures, controls and the infrastructure to support these requirements and these laws and regulations often create operational constraints both on GM Financial’s ability to implement servicing procedures and on pricing. Laws in the financial services industry are designed primarily for the protection of consumers. The failure to comply with these laws could result in significant statutory civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses and damage to reputation, brand and valued customer relationships.
The primary factors that could adversely affect GM Financial's business and operations and reduce its ability to provide financing services at competitive rates include:

•	The availability of borrowings under its credit facilities to fund its retail and dealer finance activities;

•	Its ability to access a variety of financing sources including the asset-backed securities market and other secured and unsecured debt markets;

•	The performance of loans and leases in its portfolio, which could be materially affected by delinquencies, defaults or prepayments;

•	Wholesale auction values of used vehicles;

•	Higher than expected vehicle return rates and the residual value performance on vehicles GM Financial leases to customers;

•	Fluctuations in interest rates and currencies; and

•
Changes to regulation, supervision and licensing across various jurisdictions, including new regulations or sanctions imposed in the U.S. by the Department of Justice, SEC and Consumer Financial Protection Bureau.

Our defined benefit pension plans are currently underfunded and our pension funding requirements could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, declining interest rates, changes in laws or regulations, changes in assumptions or investments that do not achieve adequate returns.

Our employee benefit plans currently hold a significant amount of equity and fixed income securities. A detailed description of the investment funds and strategies is disclosed in Note 13 to our consolidated financial statements, which also describes significant concentrations of risk to the plan investments.

There are additional risks due to the complexity and magnitude of our investments. Examples include implementation of significant changes in investment policy, insufficient market liquidity in particular asset classes and the inability to quickly rebalance illiquid and long-term investments.

Our future funding requirements for our U.S. defined benefit pension plans depend upon the future performance of assets placed in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans

GENERAL MOTORS COMPANY AND SUBSIDIARIES

and any changes in government laws and regulations. Future funding requirements generally increase if the discount rate decreases or if actual asset returns are lower than expected asset returns, assuming other factors are held constant. Our potential funding requirements are described in Note 13 to our consolidated financial statements.

Factors which affect future funding requirements for our U.S. defined benefit plans generally affect the required funding for non-U.S. plans. Certain plans outside the U.S. do not have assets and therefore the obligation is funded as benefits are paid. If local legal authorities increase the minimum funding requirements for our non-U.S. plans, we could be required to contribute more funds.

*  *  *  *  *  *  *

Item 1B. Unresolved Staff Comments

None

*  *  *  *  *  *  *

Item 2. Properties

At December 31, 2015 we had over 100 locations in the U.S., excluding our automotive financing operations and dealerships, which are primarily for manufacturing, assembly, distribution, warehousing, engineering and testing. Leased properties are primarily composed of warehouses and administration, engineering and sales offices.

We have assembly, manufacturing, distribution, office or warehousing operations in 59 countries, including equity interests in associated companies which perform assembly, manufacturing or distribution operations. The major facilities outside the U.S., which are principally vehicle manufacturing and assembly operations, are located in:

• Argentina	• China	• India	• South Africa	• Uzbekistan
• Australia	• Colombia	• Kenya	• South Korea	• Venezuela
• Brazil	• Ecuador	• Mexico	• Spain	• Vietnam
• Canada	• Egypt	• Poland	• Thailand
• Chile	• Germany	• Russia	• United Kingdom

GM Financial leases facilities for administration and regional credit centers. GM Financial has 50 facilities, of which 22 are located in the U.S. The major facilities outside the U.S. are located in Brazil, Canada, China, Germany, Mexico and the United Kingdom.

We, our subsidiaries, or associated companies in which we own an equity interest, own most of the above facilities.

*  *  *  *  *  *  *

Item 3. Legal Proceedings

Refer to Note 15 to our consolidated financial statements for information relating to legal proceedings.

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

	Years Ended December 31,
	2015		2014
	High	Low	High	Low
First quarter	$38.99	$32.36	$41.06	$33.57
Second quarter	$37.45	$33.06	$37.18	$31.70
Third quarter	$33.61	$24.62	$38.15	$31.67
Fourth quarter	$36.88	$29.98	$35.45	$28.82

Holders

At January 27, 2016 we had 1.5 billion issued and outstanding shares of common stock held by 447 holders of record.

Dividends

Our Board of Directors began declaring quarterly dividends on our common stock in the three months ended March 31, 2014. It is anticipated that dividends on our common stock will continue to be declared and paid quarterly. However the declaration of any dividend on our common stock is a matter to be acted upon by our Board of Directors in its sole discretion. Any dividend will be paid out of funds legally available for that purpose. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements and other factors. Refer to Item 6. Selected Financial Data for cash dividends declared on our common stock for the years ended December 31, 2015 and 2014.

Purchases of Equity Securities

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
October 1, 2015 through October 31, 2015	2,453,596	$33.51	2,394,261	$2.0 billion
November 1, 2015 through November 30, 2015	7,611,839	$35.90	7,579,511	$1.8 billion
December 1, 2015 through December 31, 2015	10,083,782	$35.46	7,886,056	$1.5 billion
Total	20,149,217	$35.39	17,859,828
__________

(a)
Shares purchased consist of: (1) shares purchased under our previously announced common stock repurchase program; (2) shares retained by us for the payment of the exercise price upon the exercise of warrants; and (3) shares delivered by employees or directors back to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units (RSUs) and Restricted Stock Awards relating to compensation plans. Refer to Note 21 to our consolidated financial statements for additional details on employee stock incentive plans and Note 19 to our consolidated financial statements for additional details on warrants issued.

(b)
In March 2015 our Board of Directors authorized a program to repurchase up to $5.0 billion of our common stock by the end of 2016. Effective January 2016 our Board of Directors increased the authorization to repurchase up to an additional $4.0 billion of our common stock (or an aggregate total of $9.0 billion) by the end of 2017.

*  *  *  *  *  *  *

Item 6. Selected Financial Data

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Selected financial data is summarized in the following table (dollars in millions except per share amounts):

	At and for the Years Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data:
Total net sales and revenue	$152,356	$155,929	$155,427	$152,256	$150,276
Net income(a)	$9,615	$4,018	$5,331	$6,136	$9,287
Net income attributable to stockholders	$9,687	$3,949	$5,346	$6,188	$9,190
Net income attributable to common stockholders(b)	$9,687	$2,804	$3,770	$4,859	$7,585
Basic earnings per common share(a)(b)(c)	$6.11	$1.75	$2.71	$3.10	$4.94
Diluted earnings per common share(a)(b)(c)	$5.91	$1.65	$2.38	$2.92	$4.58
Dividends declared per common share	$1.38	$1.20	$—	$—	$—
Balance Sheet Data:
Total assets(d)	$194,520	$177,501	$166,231	$149,422	$144,603
Automotive notes and loans payable	$8,765	$9,350	$7,098	$5,172	$5,295
GM Financial notes and loans payable(d)	$54,346	$37,315	$28,972	$10,878	$8,538
Series A Preferred Stock(b)		$—	$3,109	$5,536	$5,536
Series B Preferred Stock(e)			$—	$4,855	$4,855
Total equity	$40,323	$36,024	$43,174	$37,000	$38,991
_________

(a)
In the year ended December 31, 2015 we recorded the reversal of deferred tax asset valuation allowances of $3.9 billion in GME and recorded charges related to the Ignition Switch Recall for various legal matters of approximately $1.6 billion. In the year ended December 31, 2014 we recorded charges of approximately $2.9 billion in Automotive cost of sales related to recall campaigns and courtesy transportation, a catch-up adjustment of $0.9 billion recorded related to the change in estimate for recall campaigns and a charge of $0.4 billion related to the Ignition Switch Recall compensation program. In the year ended December 31, 2012 we recorded Goodwill impairment charges of $27.1 billion, the reversal of deferred tax asset valuation allowances of $36.3 billion in the U.S. and Canada, pension settlement charges of $2.7 billion and GME long-lived asset impairment charges of $5.5 billion.

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

(c)
In the year ended December 31, 2012 we used the two-class method for calculating earnings per share as the Series B Preferred Stock was a participating security. Refer to Note 20 to our consolidated financial statements for additional detail.

(d)	In the year ended December 31, 2013 GM Financial acquired Ally Financial's international operations in Europe and Latin America.

(e)	In December 2013 all of our Series B Preferred Stock automatically converted into 137 million shares of our common stock.

*  *  *  *  *  *  *

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

Non-GAAP Measures

Management uses earnings before interest and taxes (EBIT)-adjusted to review the operating results of our automotive segments because it excludes interest income, interest expense and income taxes as well as certain additional adjustments. GM Financial uses income before income taxes-adjusted because management believes interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Examples of adjustments to EBIT and GM Financial's income before income taxes include certain impairment charges related to goodwill, other long-lived assets and investments; certain gains or losses on the settlement/extinguishment of obligations; and gains or losses on the sale of non-core investments. Refer to Note 23 to our consolidated financial statements for our reconciliation of these non-GAAP measures to the most directly comparable financial measure under U.S. GAAP, Net income attributable to stockholders.

Management uses earnings per share (EPS)-diluted-adjusted to review our consolidated diluted earnings per share results on a consistent basis. EPS-diluted-adjusted is calculated as net income attributable to common stockholders less certain adjustments

GENERAL MOTORS COMPANY AND SUBSIDIARIES

noted above for EBIT-adjusted on an after-tax basis as well as certain income tax adjustments divided by weighted-average common shares outstanding – diluted.

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

Management uses these non-GAAP measures in its financial and operational decision making processes, for internal reporting and as part of its forecasting and budgeting processes as they provide additional transparency of our core operations. These measures allow management and investors to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions.

Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

The following table reconciles EPS-diluted-adjusted to its most comparable financial measure under U.S. GAAP diluted earnings per common share:

	Years Ended December 31,
	2015	2014	2013
Diluted earnings per common share	$5.91	$1.65	$2.38
Net impact of adjustments(a)	(0.89)	1.40	0.80
EPS-diluted-adjusted	$5.02	$3.05	$3.18
________

(a)
Includes the adjustments disclosed in Note 23 to our consolidated financial statements on an after-tax basis for all periods presented, income tax benefit of $3.9 billion related to the reversals of deferred tax asset valuation allowances primarily at GME in the year ended December 31, 2015 and income tax benefit of $0.5 billion related to income tax settlements in the year ended December 31, 2013.

The following table summarizes the calculation of ROIC (dollars in billions):

	Years Ended December 31,
	2015	2014	2013
EBIT-adjusted	$10.8	$6.5	$8.6
Average equity	$37.0	$41.3	$39.5
Add: Average automotive debt and interest liabilities (excluding capital leases)	8.1	6.8	5.0
Add: Average automotive net pension & OPEB liability	28.3	26.6	32.6
Less: Average fresh start accounting goodwill		(0.1)	(0.5)
Less: Average automotive net income tax asset	(33.6)	(32.4)	(34.1)
ROIC average net assets	$39.8	$42.2	$42.5
ROIC	27.2%	15.4%	20.2%

Overview

Our strategic plan includes several major initiatives that we anticipate will help us achieve 9% to 10% margins on an EBIT-adjusted basis (EBIT-adjusted margins, calculated as EBIT-adjusted divided by Net sales and revenue) by early next decade: earn customers for life by delivering great products to our customers, leading the industry in quality and safety and improving the customer ownership experience; lead in technology and innovation, including OnStar 4G LTE and connected car, alternative

GENERAL MOTORS COMPANY AND SUBSIDIARIES

propulsion, urban mobility including ride and car sharing, active safety features and autonomous vehicles; grow our brands, particularly the Cadillac brand in the U.S. and China and the Chevrolet brand globally; continue our growth in China; continue the growth of GM Financial into our full captive automotive financing company; and deliver core operating efficiencies.

For the year ending December 31, 2016 we expect to continue to generate strong consolidated financial results including improved EBIT-adjusted and EBIT-adjusted margins, EPS-diluted-adjusted of between $5.25 and $5.75 and automotive adjusted free cash flow of approximately $6 billion.

Our overall financial targets include expected improvement of forecasted consolidated EBIT-adjusted margins of 9% to 10% by early next decade; expected total annual operational and functional cost savings of $5.5 billion by 2018 that will more than offset our incremental investments in brand building, engineering and technology as we launch new products in 2016 and beyond; expected average adjusted automotive free cash flow of approximately $6 billion to $7 billion from 2016 to 2018; expected consolidated ROIC of 20% plus; and execution of our capital allocation strategy as described below.

Automotive Summary and Outlook

We analyze the results of our automotive business through our four geographically-based segments:

GMNA

Automotive industry volume continued to grow in North America primarily driven by the U.S. market. In 2015 U.S. industry light vehicle sales were 17.5 million units, up 1.0 million units from 2014. Based on our current cost structure and variable profit margins, we estimate GMNA’s breakeven point at the U.S. industry level to be in the range of 10.0 - 11.0 million units.

In the year ended December 31, 2015 our U.S. vehicle sales totaled 3.1 million units for a U.S. market share of 17.3%, representing a decrease of 0.1 percentage points compared to 2014. The decrease in our U.S. market share was primarily driven by lower fleet market share, partially offset by higher retail market share. U.S. retail market share, which is generally more profitable than U.S. fleet market share, increased by 0.4 percentage points, primarily driven by Chevrolet and GMC.

We achieved EBIT-adjusted margins of 10.3% during 2015. EBIT-adjusted margin improvements were impacted by favorable volumes and mix and favorable cost performance including materials, logistics and recall-related charges. Refer to the "GM North America" section of the MD&A for additional information on recall activity. We expect to sustain an EBIT-adjusted margin of 10% in 2016 due to a consistent to slight increase in U.S. industry light vehicle sales, key product launches, continued cost performance and growth of adjacent businesses.

In November 2015 we entered into a collectively bargained labor agreement with the UAW. The agreement, which has a term of four years, covers the wages, hours, benefits and other terms and conditions of employment for our UAW represented employees. The key terms and provisions of the agreement are:

•	Lump sum payments to eligible U.S. hourly employees with seniority of $8,000 and eligible temporary employees of $2,000 were paid in December 2015 totaling $0.4 billion.

•
Two lump sum payments equivalent to 4% of qualified earnings will be paid to eligible traditional and in-progression employees in September 2016 and 2018 totaling $0.2 billion. Additional lump sum payments of $1,000 will be paid annually to eligible employees with seniority in June 2016 through June 2019 totaling $0.2 billion. All of these lump sum payments are being amortized over the term of the agreement.

•	An annual payment of $500 will be paid each December through 2018 to eligible U.S. hourly employees with seniority upon attainment of specific U.S. vehicle quality targets.

•	A $500 payment was made to each retiree in December 2015 totaling $0.1 billion.

•	An increase in base wages was made for all eligible employees with seniority as well as temporary employees hired prior to the expiration of the 2011 agreement.

•
Amended the Supplemental Unemployment Benefits Program, resulting in a $0.3 billion favorable adjustment in the three months ended December 31, 2015. Refer to Note 17 to our consolidated financial statements for additional details.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•
Cash severance incentive programs to qualified U.S. hourly production employees of approximately $0.3 billion based on employee interest, eligibility and management approval. The restructuring charges will be recorded in 2016 upon acceptance.

GME

Automotive industry sales to retail and fleet customers began to improve in late 2013. As a result of moderate economic growth across Europe (excluding Russia) this trend continued in the year ended December 31, 2015 with industry sales to retail and fleet customers of 17.7 million vehicles representing a 9.3% increase compared to 2014. In Russia industry sales to retail and fleet customers decreased 36.1% to 1.6 million vehicles compared to the corresponding period in 2014.

Our European operations are benefiting from this trend and, despite seasonally weak vehicle sales in the second half of 2015 compared to the first half of 2015, continue to show signs of improvement underscored by further improvement in our Opel and Vauxhall market share in the year ended December 31, 2015, which builds on our market share increases in 2013 and 2014.

We continue to implement various strategic actions to strengthen our operations and increase our competitiveness. The key actions include investments in our product portfolio including the recently launched next generation Opel Astra and Corsa, a revised brand strategy and reducing material, development and production costs, including restructuring activities. The success of these actions will depend on a combination of our ability to execute and external factors which are outside of our control.

Economic and market conditions in Russia remain and are expected to continue to be very challenging for the foreseeable future. In addition we do not have appropriate localization levels for key vehicles built in Russia and we would need to make significant future capital investments in order to improve our localization levels so that our products are competitive in the Russian market. As a result of these conditions we determined that our Russia business model was not sustainable over the long term. In 2015 we ceased manufacturing, eliminated Opel brand distribution and minimized Chevrolet brand distribution in Russia. Refer to Note 17 to our consolidated financial statements for additional information related to the impact of the change in our business model in Russia.

In addition to the impact of the restructuring of our Russia business model, we anticipate headwinds from aggressive industry pricing along with increased costs associated with depreciation, amortization, marketing, adverse foreign currency impact and increased costs associated with our new product launches. We anticipate these headwinds will be offset by continued industry recovery, the full benefits of our recent launches of the Astra and Corsa and material cost optimization. As a result we intend to break even in GME in 2016.

The German Ministry of Transportation is requesting the participation of a number of automotive manufacturers, including our German subsidiary, in discussions on emission controls issues and has requested a written response from our subsidiary on the subject. This request may lead to increased testing and re-testing of our vehicles and analysis of their emissions control systems, which could lead to increased costs, penalties, negative publicity or reputational impact, and additional vehicles may be subject to recall activity if regulators determine that emission levels and required regulatory compliance should be based on either a wider spectrum of driving conditions for future testing parameters or stricter or novel interpretations and consequent enforcement of existing requirements. No assurance can be given that the ultimate outcome of any potential investigations or increased testing resulting from this scrutiny would not materially and adversely affect us. Refer to Item 1A. Risk Factors for additional information.
GMIO

In the year ended December 31, 2015 GMIO operated in a volatile and challenging economic environment.

In China we are experiencing a moderation of industry growth and pricing pressures higher than we initially anticipated due primarily to macroeconomic volatility, softening consumer demand particularly in the commercial vehicle segment, increasing competition and a complex regulatory environment. This has resulted in 4.2% growth in industry sales to 25.1 million units in 2015. Despite these pressures, we achieved record wholesale volumes of 3.7 million units with market share of 14.9% in the year ended December 31, 2015, up 0.2 percentage points compared to 2014. The increase in our market share was primarily driven by our successful launches in our key growth segments of SUVs, multipurpose vehicles and luxury vehicles including the Buick Envision and Baojun 560 and 730. Baojun 560 became the second best-selling SUV in China two months after its launch and the Baojun 730 has been the market leader in its segment since launching in August 2014. We opened two new facilities in 2015 and will be adding a third Jinqiao Shanghai plant in 2016 consistent with our localization strategy.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2015 our Automotive China JVs generated equity income of $2.1 billion and sustained strong margins, despite higher than anticipated pricing pressures with carryover price reductions of approximately 5% for SAIC General Motors Corp., Ltd. (SGM) and moderation of industry growth. This was largely attributed to proactive management of challenges by optimizing vehicle mix and inventory levels and aggressively reducing costs. In 2016 we expect continuation of moderate industry growth, macroeconomic volatility and carryover pricing pressures in the range of 3% to 5%. Despite the challenging macroeconomic environment, we continue to expect an increase in vehicle sales driven by new launches and expect to sustain strong China equity income and margins by focusing on vehicle mix improvement and cost efficiency.

Lack of political stability, decreasing prices of natural resources and foreign exchange volatility, among other factors, negatively impacted the overall automotive industry in the rest of Asia Pacific, Africa and the Middle East and led to a decrease of 0.2 million units, or 1.0%, in the year ended December 31, 2015 compared to 2014. This continued the recent trend of a relatively flat industry of approximately 19 million units sold in each of the last several years. In the year ended December 31, 2015 our sales volume decreased by 5.2% compared to 2014, leading to a decline in market share of 0.2 percentage points to 4.2%.

In 2016 we expect the macroeconomic environment to remain challenging. We continue to refresh our product portfolio and are addressing many of the challenges in these markets while continuing to strategically assess the manner in which we operate in certain countries. To address the significant industry, market share, pricing and foreign exchange pressures in the region, we continue to focus on product portfolio enhancements, manufacturing footprint rationalization, increased local sourcing of parts, cost structure reductions, as well as brand and dealer network improvements which we expect to favorably impact the region over the medium term. The impact of these strategic actions combined with the significant reduction in wholesale volumes, forward pricing pressures and foreign exchange volatility in the region may result in deteriorating cash flows in certain markets.

In 2013 we announced the withdrawal of the Chevrolet brand from Western and Central Europe and the ceasing of manufacturing and significant reduction of engineering operations in Australia by 2017 and incurred related impairment and other charges in the years ended December 31, 2013, 2014 and 2015. We continue to work on a Southeast Asia transformation plan including the transition of our Indonesian operations to a national sales company and ceased vehicle production in Indonesia in the three months ended June 30, 2015. We are restructuring our Thailand operations to focus on our competitive strengths in trucks and SUVs given continued challenges in Thailand and several export markets. As a result of these strategic actions related to Thailand, we recorded impairment charges of $0.3 billion in Automotive cost of sales in the three months ended June 30, 2015, which were treated as an adjustment for EBIT-adjusted reporting purposes.

We continue to execute our plans and within the financial impact that we projected. As we continue to assess our performance throughout the region, additional restructuring and rationalization actions may be required and may have a material impact on our results of operations.

GMSA

Economic conditions in South America were negatively impacted by falling commodity prices and political uncertainty during 2015. As a result Brazil, our largest market in South America, contracted during 2015 and continues to be negatively impacted by foreign currency deflation, high interest rates and increasing levels of unemployment. Automotive industry sales in Brazil decreased by 0.9 million vehicles, or 26.6%, in the year ended December 31, 2015 compared to the corresponding period in 2014.

In the year ended December 31, 2015 we recorded currency devaluation charges of $0.6 billion and asset impairment charges of $0.1 billion in Venezuela, which is experiencing a severe economic recession. The devaluation and asset impairment charges were recorded in Automotive cost of sales and were treated as adjustments for EBIT-adjusted reporting purposes. We continue to monitor developments in Venezuela to assess whether market restrictions and exchange rate controls when considered with the economic and political environment in Venezuela evolve such that we no longer maintain a controlling financial interest.

In the year ended December 31, 2015 we recorded a net gain on extinguishment of debt of $0.4 billion related to prepayment of unsecured debt in Brazil, which is not a component of EBIT-adjusted.

We continue to monitor economic conditions in South America and believe that adverse economic conditions and their effects on the automotive industry will continue in the near term. While we continue to take actions to address these challenges, no assurance can be provided that such efforts will prevent material future losses, asset impairments or other charges.

Corporate

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In March 2015 management announced its plan to return all available free cash flow to stockholders while maintaining an investment-grade balance sheet. Management's capital allocation framework includes a combined cash and marketable securities balance target of $20 billion and plans to reinvest in the business at an average target ROIC rate of 20% or more. In connection with this plan we announced that our Board of Directors had authorized a program to purchase up to $5 billion of our common stock before the end of 2016. In January 2016 we announced that our Board of Directors had authorized the purchase of up to an additional $4 billion of our common stock (or an aggregate total of $9 billion) before the end of 2017. At February 1, 2016 we had purchased 102 million shares of our outstanding common stock for $3.5 billion. Also, in January 2016 we announced an increase of our quarterly common stock dividend to $0.38 per share effective in the first quarter of 2016.

In 2014 we created a compensation program to compensate accident victims as a result of the vehicles recalled under the Ignition Switch Recall. In the year ended December 31, 2015 we increased our independently administered accrual for the Ignition Switch Recall compensation program by $195 million based on the program's claims experience. The increase to the accrual was recorded in Automotive selling, general and administrative expense and was treated as an adjustment for EBIT-adjusted reporting purposes. Total charges recorded since inception of the compensation program were $595 million at December 31, 2015. The Ignition Switch Recall has led to various inquiries, investigations, subpoenas, requests for information and complaints from the U.S. Attorney's Office for the Southern District of New York, Congress, the SEC, Transport Canada and 50 state attorneys general. In addition these and other recalls have resulted in a number of claims and lawsuits. We recorded charges of approximately $1.6 billion in Automotive selling, general and administrative expense as a result of the DPA financial penalty and the settlements of the Shareholder Class Action, the multidistrict litigation and other litigation associated with the recalls. These charges were treated as adjustments for EBIT-adjusted reporting purposes in the year ended December 31, 2015. Refer to Note 15 to our consolidated financial statements for additional information. Such lawsuits and investigations could in the future result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies. There can be no assurance as to how the resulting consequences, if any, may impact our business, reputation, consolidated financial position, results of operations or cash flows. The total amount accrued at December 31, 2015 represents our best estimate with regard to such claims and lawsuits. However we are currently unable to estimate either a high end of the range for these claims and lawsuits or a range of possible loss for the remaining matters because they involve significant uncertainties. The resolution of these matters could have a material adverse effect on our financial position, results of operations or cash flows.

In the three months ended December 31, 2015 we concluded it was more likely than not that our future earnings in certain jurisdictions in GME will be sufficient to realize the deferred tax assets in these jurisdictions so that a full valuation allowance is no longer needed. Accordingly we reversed GME valuation allowances of $3.9 billion and recorded an income tax benefit. As a result we have a negative effective income tax rate for the year ended December 31, 2015. Refer to Note 16 to our consolidated financial statements for additional information on the reversal of deferred tax asset valuation allowances.

Based on defect information reports filed with NHTSA by Takata, we are currently conducting recalls for certain Takata air bag inflators used in some of our prior model year vehicles. We are continuing to assess the situation. Further recalls, if any, that may be required to remediate Takata air bag inflators in our vehicles could have a material impact on our financial position, results of operations or cash flows. Refer to Item 1A. Risk Factors for additional information.
Automotive Financing - GM Financial Summary and Outlook

GM Financial is expanding its leasing, near prime and prime lending programs in North America and anticipates that leasing and prime lending will become an increasing percentage of the originations and retail portfolio balance over time. In the year ended December 31, 2015 GM Financial's revenue consisted of 46% retail finance charge income, 6% commercial finance charge income and 43% leased vehicle income. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. In the year ended December 31, 2015 GM Financial's retail penetration in North America grew to approximately 30%, up from approximately 10% in 2014.

On January 2, 2015 GM Financial completed its acquisition of an equity interest in SAIC-GMAC in China for $0.9 billion. As a result GM indirectly owns 45% of SAIC-GMAC.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Consolidated Results

We review changes in our results of operations under four categories: volume, mix, price and other. Volume measures the impact of changes in wholesale vehicle volumes driven by industry volume, market share and changes in dealer stock levels. Mix measures the impact of changes to the regional portfolio due to product, model, trim, country and option penetration in current year wholesale vehicle volumes. Price measures the impact of changes related to Manufacturer’s Suggested Retail Price and various sales allowances. Other includes primarily: (1) material and freight; (2) costs including manufacturing, engineering, advertising, administrative and selling and policy and warranty expense; (3) foreign exchange; and (4) non-vehicle related automotive revenues and costs as well as equity income or loss from our nonconsolidated affiliates.

Total Net Sales and Revenue

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2015	2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$106,622	$101,199	$5,423	5.4%	$6.8	$1.0	$(1.1)	$(1.2)
GME	18,704	22,235	(3,531)	(15.9)%	$(0.7)	$(0.1)	$0.6	$(3.3)
GMIO	12,626	14,392	(1,766)	(12.3)%	$(1.2)	$0.7	$0.1	$(1.4)
GMSA	7,820	13,115	(5,295)	(40.4)%	$(3.9)	$0.6	$0.9	$(2.9)
Corporate and eliminations	150	151	(1)	(0.7)%				$—
Automotive	145,922	151,092	(5,170)	(3.4)%	$1.0	$2.1	$0.6	$(8.8)
GM Financial	6,434	4,837	1,597	33.0%				$1.6
Total net sales and revenue	$152,356	$155,929	$(3,573)	(2.3)%	$1.0	$2.1	$0.6	$(7.2)

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2014	2013		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$101,199	$95,099	$6,100	6.4%	$1.3	$1.2	$3.4	$0.3
GME	22,235	21,962	273	1.2%	$0.2	$0.7	$—	$(0.5)
GMIO	14,392	18,411	(4,019)	(21.8)%	$(4.6)	$0.4	$0.7	$(0.4)
GMSA	13,115	16,478	(3,363)	(20.4)%	$(2.4)	$0.1	$1.1	$(2.1)
Corporate and eliminations	151	142	9	6.3%				$—
Automotive	151,092	152,092	(1,000)	(0.7)%	$(5.6)	$2.3	$5.1	$(2.8)
GM Financial	4,837	3,335	1,502	45.0%				$1.5
Total net sales and revenue	$155,929	$155,427	$502	0.3%	$(5.6)	$2.3	$5.1	$(1.3)

Refer to the regional sections of the MD&A for additional information.

Automotive Cost of Sales and Inventories

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2015	2014		%	Volume	Mix	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$89,173	$89,371	$198	0.2%	$(4.7)	$(0.5)	$5.4
GME	18,062	21,712	3,650	16.8%	$0.6	$—	$3.1
GMIO	12,506	14,009	1,503	10.7%	$1.0	$(0.6)	$1.1
GMSA	8,416	12,736	4,320	33.9%	$3.2	$(0.5)	$1.6
Corporate and eliminations	164	254	90	35.4%			$0.1
Total automotive cost of sales	$128,321	$138,082	$9,761	7.1%	$—	$(1.5)	$11.3

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2014	2013		%	Volume	Mix	Other
	(Dollars in millions)				(Dollars in billions)
GMNA	$89,371	$81,404	$(7,967)	(9.8)%	$(0.8)	$(0.9)	$(6.2)
GME	21,712	20,824	(888)	(4.3)%	$(0.1)	$(0.5)	$(0.3)
GMIO	14,009	17,599	3,590	20.4%	$3.7	$(0.5)	$0.4
GMSA	12,736	15,221	2,485	16.3%	$1.9	$(0.2)	$0.8
Corporate and eliminations	254	(123)	(377)	n.m.			$(0.4)
Total automotive cost of sales	$138,082	$134,925	$(3,157)	(2.3)%	$4.7	$(2.0)	$(5.8)
________
n.m. = not meaningful

The most significant element of our Automotive cost of sales is material cost which makes up approximately two-thirds of the total amount. The remaining portion includes labor costs, depreciation and amortization, engineering, and policy, product warranty and recall campaigns.

The most significant factors which influence a region's profitability are industry volume and market share. While not as significant as industry volume and market share, another factor affecting profitability is the relative mix of vehicles (cars, trucks, crossovers) sold. Variable profit is a key indicator of product profitability. Variable profit is defined as revenue less material cost, freight, the variable component of manufacturing expense and policy, warranty and recall-related costs. Vehicles with higher selling prices generally have higher variable profit.

Refer to the regional sections of the MD&A for additional information on volume and mix.

In the year ended December 31, 2015 favorable Other was due primarily to: (1) favorable net foreign currency effect of $6.9 billion due primarily to the weakening of the Euro, Brazilian Real, Canadian Dollar (CAD), British Pound and Mexican Peso against the U.S. Dollar, partially offset by further Venezuela Bolivar Fuerte (BsF) devaluation; (2) a decrease in recall campaign and courtesy transportation charges of $2.8 billion, including the $0.9 billion catch-up adjustment; (3) decreased material and freight costs of $2.2 billion; (4) a net decrease in separation charges of $0.4 billion primarily related to the Bochum plant closing in GME in 2014; (5) favorable intangible asset amortization of $0.3 billion; and (6) decreased costs of $0.3 billion related to parts and accessories sales; partially offset by (7) an increase in engineering expense of $0.4 billion; (8) an increase in warranty and policy costs of $0.3 billion; and (9) costs related to the change in our business model in Russia of $0.2 billion.

In the year ended December 31, 2014 unfavorable Other was due primarily to: (1) increased recall campaign and courtesy transportation charges of $3.5 billion, including the $0.9 billion catch-up adjustment; (2) increased material and freight cost including new launches of $2.7 billion; (3) unfavorable effect resulting from the reversal of the Korea wage litigation accrual in 2013 in GMIO of $0.7 billion; (4) restructuring charges related to the Bochum plant closing in GME of $0.5 billion; (5) increased depreciation on equipment on operating lease related to daily rental vehicles of $0.3 billion; and (6) charges related to flood damage of $0.1 billion; partially offset by (7) favorable net foreign currency effect of $1.0 billion due primarily to the weakening of the Brazilian Real, Russian Ruble, Euro and CAD against the U.S. Dollar, partially offset by the BsF devaluation; and (8) favorable intangible asset amortization of $0.6 billion.

	Inventories			Days on Hand
	December 31, 2015	December 31, 2014	Increase/ (Decrease)	December 31, 2015	December 31, 2014	Increase/ (Decrease)
	(Dollars in millions)
GMNA	$7,589	$6,912	$677	31	28	3
GME	2,879	3,172	(293)	57	53	4
GMIO	2,067	2,242	(175)	60	58	2
GMSA	1,229	1,316	(87)	53	37	16
Total	$13,764	$13,642	$122	39	36	3

Days on hand is calculated as Inventories divided by Automotive cost of sales for the years ended December 31, 2015 and 2014 multiplied by 360.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Selling, General and Administrative Expense
(Dollars in Millions)

	Years Ended December 31,			Year Ended 2015 vs. 2014 Change		Year Ended 2014 vs. 2013 Change

	2015	2014	2013	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
Automotive selling, general and administrative expense	$13,405	$12,158	$12,382	$(1,247)	(10.3)%	$224	1.8%

In the year ended December 31, 2015 Automotive selling, general and administrative expense increased due primarily to: (1) charges for various settlements and legal matters related to the Ignition Switch Recall of $1.6 billion; (2) increased advertising expense of $0.2 billion; (3) an increase in employee related costs of $0.1 billion; and (4) costs related to the change in our business model in Russia of $0.1 billion; partially offset by (5) favorable net foreign currency effect of $0.7 billion due primarily to the weakening of the Euro and Brazilian Real against the U.S. Dollar; and (6) decreased expense related to the Ignition Switch Recall compensation program of $0.2 billion.

In the year ended December 31, 2014 Automotive selling, general and administrative expense decreased due primarily to: (1) decreased expenses of $0.7 billion related to the withdrawal of the Chevrolet brand from Europe, including dealer restructuring costs and intangible asset impairment charges in 2013, coupled with cost reductions in 2014; and (2) favorable advertising expense in GMNA due primarily to reduced media spend of $0.2 billion; partially offset by (3) expense related to the Ignition Switch Recall compensation program of $0.4 billion; and (4) legal and other costs related to the Ignition Switch Recall of $0.4 billion.

Income Tax Expense (Benefit)
(Dollars in Millions)

	Years Ended December 31,			Year Ended 2015 vs. 2014 Change		Year Ended 2014 vs. 2013 Change

	2015	2014	2013	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
Income tax expense (benefit)	$(1,897)	$228	$2,127	$2,125	n.m.	$1,899	89.3%
________
n.m. = not meaningful

In the year ended December 31, 2015 Income tax expense decreased due primarily to: (1) the income tax benefit from the release of GME's valuation allowances of $3.9 billion; partially offset by (2) an increase in income tax expense of $1.8 billion due primarily to an increase in pre-tax income.

In the year ended December 31, 2014 Income tax expense decreased due primarily to: (1) a decrease in pre-tax income; (2) a reduction in pre-tax losses in jurisdictions with full valuation allowances; and (3) other tax expense favorable items.

Refer to Note 16 to our consolidated financial statements for additional information related to our income tax expense (benefit).

GM North America

GMNA Total Net Sales and Revenue and EBIT-Adjusted

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2015	2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$106,622	$101,199	$5,423	5.4%	$6.8	$1.0	$(1.1)	$(1.2)
EBIT-adjusted	$11,026	$6,603	$4,423	67.0%	$2.1	$0.5	$(1.1)	$3.0
	(Vehicles in thousands)
Wholesale vehicle sales	3,558	3,320	238	7.2%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2014	2013		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$101,199	$95,099	$6,100	6.4%	$1.3	$1.2	$3.4	$0.3
EBIT-adjusted	$6,603	$7,461	$(858)	(11.5)%	$0.4	$0.3	$3.4	$(5.0)
	(Vehicles in thousands)
Wholesale vehicle sales	3,320	3,276	44	1.3%

GMNA Total Net Sales and Revenue

In the year ended December 31, 2015 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes associated with full-size SUVs, mid-size pick-ups and the Chevrolet Trax, Impala and Cruze, partially offset by decreases in the Chevrolet Malibu; and (2) favorable mix due to full-size SUVs and full-size pick-ups partially offset by an increase in rental cars sold at auction and the Chevrolet Trax; partially offset by (3) unfavorable pricing primarily related to carryovers including passenger cars and compact SUVs; and (4) unfavorable Other of $1.2 billion due primarily to unfavorable foreign currency effect related to the weakening of the CAD and the Mexican Peso against the U.S. dollar of $1.7 billion partially offset by increased revenue related to OnStar of $0.2 billion.

In the year ended December 31, 2014 Total net sales and revenue increased due primarily to: (1) favorable pricing related to full-size pick-ups and full-size SUVs; (2) increased net wholesale volumes due to full-size pick-ups, full-size SUVs, and the Chevrolet Colorado, Corvette and Malibu, partially offset by decreases of the Chevrolet Impala, Captiva and Cruze; (3) favorable mix due to full-size pick-ups, full-size SUVs and the Chevrolet Corvette and Impala; and (4) favorable Other of $0.3 billion due primarily to increased operating lease revenue related to daily rental vehicles sold with guaranteed repurchase obligations and increased parts and accessories sales, partially offset by unfavorable foreign currency effect related primarily to the weakening of the CAD and Mexican Peso against the U.S. Dollar.

GMNA EBIT-Adjusted

The most significant factors which influence a region's profitability are industry volume and market share. While not as significant as industry volume and market share, another factor affecting profitability is the relative mix of vehicles (cars, trucks, crossovers) sold. Variable profit is a key indicator of product profitability. Variable profit is defined as revenue less material cost, freight, the variable component of manufacturing expense and policy, warranty and recall-related costs. Vehicles with higher selling prices generally have higher variable profit. Trucks, crossovers and cars sold currently have a variable profit of approximately 170%, 80% and 30% of our portfolio on a weighted-average basis.

In the year ended December 31, 2015 EBIT-adjusted increased due primarily to: (1) increased net wholesale volumes; (2) favorable mix; and (3) favorable Other of $3.0 billion including decreased material and freight costs of $2.2 billion and a decrease in recall-related charges of $1.9 billion, partially offset by policy and warranty of $0.3 billion, engineering of $0.3 billion, General Motors of Canada Company (GM Canada) pension curtailment and restructuring charges of $0.2 billion and advertising of $0.2 billion; partially offset by (4) unfavorable pricing.

In the year ended December 31, 2014 EBIT-adjusted decreased due primarily to: (1) unfavorable Other of $5.0 billion due primarily to an increase in recall campaign actions and recall-related charges of $2.3 billion, increased material and freight costs including new launches of $2.8 billion and increased engineering expense of $0.5 billion, partially offset by increased daily rental vehicles sold with guaranteed repurchase obligations and reduced advertising expenses; partially offset by (2) favorable pricing; (3) increased net wholesale volumes; and (4) favorable mix.

Recall Campaigns

In connection with ongoing comprehensive safety reviews, engineering analysis and our overall commitment to customer satisfaction we have incurred incremental charges for the estimated costs of parts and labor to repair vehicles and provide courtesy transportation for customers with vehicles subject to recalls.

The following table summarizes the impact of recall-related activities including customer satisfaction campaigns, safety recalls, non-compliance recalls, special coverage, and courtesy transportation (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	2015	2014
Balance at January 1	$2,729	$761
Additions	781	2,717
Payments	(1,319)	(1,618)
Adjustments to pre-existing warranties	301	869
Balance at December 31	$2,492	$2,729

We recorded recall-related charges of $1.1 billion in the year ended December 31, 2015 including adjustments to prior periods of $0.3 billion. Adjustments to prior periods relate to changes in estimated costs based on new information including claims emergence and development patterns. There were approximately 12 million vehicles subject to recalls announced in the year ended December 31, 2015.

In the year ended December 31, 2014 we experienced a significant increase in the number of vehicles subject to recall in North America. In the year ended December 31, 2014 we recorded recall-related charges of $3.6 billion including adjustments to prior periods of $0.9 billion. Adjustments to prior periods in the three months ended June 30, 2014 included a change in estimate for previously sold vehicles of $0.9 billion partially offset by adjustments of $0.2 billion for courtesy transportation and repair costs. There were approximately 36 million vehicles subject to recalls announced in the year ended December 31, 2014 including approximately 10 million vehicles subject to multiple recalls.

The following table summarizes the estimated costs and number of vehicles subject to recalls announced in the year ended December 31, 2014 (vehicles in millions and dollars in billions):

Repair Issue	Vehicle Makes (Model Years)	Vehicles	Estimated Cost
Ignition switch	Certain Chevrolet, Pontiac & Saturn (2003-2011)	2.6	$0.1
Ignition lock cylinders	Certain Chevrolet, Pontiac & Saturn (2003-2011)	(a)	0.3
Electronic power steering	Certain Chevrolet, Pontiac & Saturn (2003-2010)	1.9	0.3
Side mounted airbag connector	Certain Chevrolet, Buick, GMC & Saturn (2008-2013)	1.3	0.2
Brake lamp wiring harness	Certain Chevrolet, Pontiac & Saturn (2004-2012)	2.7	0.1
Front safety lap belt cables	Certain Chevrolet, Buick, GMC & Saturn (2009-2014)	1.5	0.1
Shift cable	Certain Chevrolet, Cadillac, Pontiac & Saturn (2004-2014)	1.4	0.2
Ignition keys	Certain Chevrolet, Buick, Cadillac, Oldsmobile & Pontiac (1997-2014)	12.1	0.3
Courtesy transportation and various recalls(b)	Various	12.9	0.8
		36.4	$2.4
________

(a)	Vehicles affected by this Repair issue are included in the 2.6 million vehicles subject to the ignition switch repair.

(b)
Charges recorded for 7.7 million vehicles subject to recalls in the six months ended December 31, 2014 were comprehended in the June 30, 2014 catch-up adjustment of $0.9 billion associated with a change in estimate for previously sold vehicles.

We notified customers affected by the Ignition Switch Recalls announced in the three months ended March 31, 2014 to schedule an appointment with their dealers as replacement parts are available. We began repairing vehicles in early April 2014 using parts that have undergone end-of-line quality inspection for performance of six critical operating parameters. We have produced sufficient parts to have the ability to repair all vehicles impacted by the ignition switch and ignition lock cylinder recalls. Through December 31, 2015 we had repaired approximately 70% of the 2.6 million vehicles initially subject to those ignition switch and ignition lock cylinder recalls and continue to actively engage customers and service vehicles affected.

GM Europe

GME Total Net Sales and Revenue and EBIT (Loss)-Adjusted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2015	2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$18,704	$22,235	$(3,531)	(15.9)%	$(0.7)	$(0.1)	$0.6	$(3.3)
EBIT (loss)-adjusted	$(813)	$(1,369)	$556	40.6%	$(0.2)	$(0.1)	$0.8	$0.1
	(Vehicles in thousands)
Wholesale vehicle sales	1,127	1,172	(45)	(3.8)%

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2014	2013		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$22,235	$21,962	$273	1.2%	$0.2	$0.7	$—	$(0.5)
EBIT (loss)-adjusted	$(1,369)	$(869)	$(500)	(57.5)%	$—	$0.2	$—	$(0.7)
	(Vehicles in thousands)
Wholesale vehicle sales	1,172	1,163	9	0.8%

GME Total Net Sales and Revenue

In the year ended December 31, 2015 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes associated with decreases across the Russian portfolio and lower demand for the Zafira multipurpose vehicle across the region, partially offset by higher demand primarily for the Vivaro commercial van, the Mokka crossover and the Astra and the recently launched KARL passenger vehicles across the region; and (2) unfavorable Other of $3.3 billion due primarily to unfavorable foreign currency effect due to the weakening of the Euro, British Pound and Russian Ruble against the U.S. Dollar; partially offset by (3) favorable pricing primarily related to the next generation Corsa passenger vehicle and Vivaro and the recently launched next generation Astra.

In the year ended December 31, 2014 Total net sales and revenue increased due primarily to: (1) favorable vehicle mix due to increased sales of higher priced vehicles; and (2) increased net wholesale volumes associated with higher demand primarily for the Mokka across the region and the Corsa and Insignia passenger vehicle in Germany, Spain, United Kingdom, Italy and Poland, partially offset by decreases across the Russian portfolio and lower demand for the Astra primarily in Germany, United Kingdom and Turkey; partially offset by (3) unfavorable Other of $0.5 billion due primarily to net foreign currency effect related to the weakening of the Russian Ruble against the U.S. Dollar, partially offset by the strengthening of the British Pound against the U.S. Dollar.

GME EBIT (Loss)-Adjusted

In the year ended December 31, 2015 EBIT (loss)-adjusted decreased due primarily to: (1) favorable pricing; and (2) favorable Other of $0.1 billion due primarily to a net decrease in restructuring related charges of $0.7 billion, partially offset by unfavorable material costs of $0.2 billion primarily related to the next generation Corsa and Vivaro and unfavorable foreign currency effect of $0.2 billion; partially offset by (3) decreased net wholesale volumes.

In the year ended December 31, 2014 EBIT (loss)-adjusted increased due primarily to: (1) unfavorable Other of $0.7 billion due primarily to restructuring related charges of $0.5 billion, unfavorable net foreign currency effect of $0.3 billion due primarily to the weakening of the Russian Ruble against the U.S. Dollar, partially offset by the strengthening of the British Pound against the U.S. Dollar, and unfavorable net effect of changes in the fair value of an embedded foreign currency derivative asset of $0.1 billion associated with a long-term supply agreement, partially offset by decreased material and freight costs of $0.2 billion; partially offset by (2) favorable net vehicle mix.

GM International Operations

Focus on Chinese Market

We view the Chinese market as important to our global growth strategy and are employing a multi-brand strategy, led by our Buick and Chevrolet brands. In the coming years we plan to increasingly leverage our global architectures to increase the number of product offerings under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the local Baojun and Wuling brands with Baojun seizing the growth opportunities in less developed cities and markets. We operate in the Chinese market

GENERAL MOTORS COMPANY AND SUBSIDIARIES

through a number of joint ventures and maintaining good relations with our joint venture partners, which are affiliated with the Chinese government, is an important part of our China growth strategy.

The following tables summarize certain key operational and financial data for the Automotive China JVs (dollars in millions, vehicles in thousands):

	Years Ended December 31,
	2015	2014	2013
Total wholesale vehicles including vehicles exported to markets outside of China	3,794	3,613	3,239
Total net sales and revenue	$44,959	$43,853	$38,767
Net income	$4,290	$4,312	$3,685

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$5,939	$6,176
Debt	$184	$151

GMIO Total Net Sales and Revenue and EBIT-Adjusted

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2015	2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$12,626	$14,392	$(1,766)	(12.3)%	$(1.2)	$0.7	$0.1	$(1.4)
EBIT-adjusted	$1,397	$1,222	$175	14.3%	$(0.2)	$0.1	$0.2	$0.1
	(Vehicles in thousands)
Wholesale vehicle sales	588	655	(67)	(10.2)%

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2014	2013		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$14,392	$18,411	$(4,019)	(21.8)%	$(4.6)	$0.4	$0.7	$(0.4)
EBIT-adjusted	$1,222	$1,255	$(33)	(2.6)%	$(0.9)	$(0.1)	$0.4	$0.6
	(Vehicles in thousands)
Wholesale vehicle sales	655	921	(266)	(28.9)%

GMIO Total Net Sales and Revenue

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT-adjusted above.

In the year ended December 31, 2015 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes associated with the withdrawal of the Chevrolet brand from Europe, decreased sales in Korea, India, Southeast Asia and South Africa, partially offset by increased wholesale volumes of new full-size trucks and SUVs in the Middle East; and (2) unfavorable Other of $1.4 billion due primarily to unfavorable foreign currency effect of $1.0 billion resulting from the weakening of the Australian Dollar, South Korean Won and South African Rand against the U.S. Dollar and decreased sales of components, parts and accessories of $0.4 billion; partially offset by (3) favorable mix and pricing primarily due to increased sales of full-size trucks and SUVs in the Middle East.

In the year ended December 31, 2014 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes related to the withdrawal of the Chevrolet brand from Europe, decreased sales of carryover trucks and SUVs ahead of the new full-size truck introduction in the Middle East and decreased sales of Chevrolet vehicles in Thailand; and (2) unfavorable Other of $0.4 billion due primarily to unfavorable foreign currency effect of $0.3 billion driven by the weakening of the Australian Dollar, South African Rand, Thai Baht and Indian Rupee against the U.S. Dollar and decreased sales of components, parts and accessories of $0.1 billion; partially offset by (3) favorable vehicle pricing due primarily to sales of new full-size trucks in the Middle East and lower sales incentives offered on Chevrolet vehicles in Europe; and (4) favorable mix due primarily to an improved sales portfolio of the Malibu and Trax in Korea and the Tahoe and Yukon in the Middle East.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMIO EBIT-Adjusted

In the year ended December 31, 2015 EBIT-adjusted increased due primarily to: (1) favorable pricing and mix in the Middle East due primarily to sales of new full-size trucks and SUVs; and (2) favorable Other of $0.1 billion due primarily to favorable material and freight costs of $0.2 billion, offset by unfavorable foreign currency effect of $0.2 billion; partially offset by (3) decreased net wholesale volumes.

In the year ended December 31, 2014 EBIT-adjusted decreased due primarily to: (1) decreased wholesale volumes; and (2) unfavorable net vehicle mix due primarily to higher cost of the Commodore sedan and Colorado in Australia; partially offset by (3) favorable vehicle pricing; and (4) favorable Other of $0.6 billion due primarily to favorable engineering cost of $0.3 billion, favorable equity income from Automotive China JVs of $0.3 billion and favorable fixed costs of $0.1 billion related to manufacturing costs and depreciation, amortization and impairment charges.

GM South America

GMSA Total Net Sales and Revenue and EBIT (Loss)-Adjusted

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2015	2014		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$7,820	$13,115	$(5,295)	(40.4)%	$(3.9)	$0.6	$0.9	$(2.9)
EBIT (loss)-adjusted	$(622)	$(180)	$(442)	(245.6)%	$(0.7)	$0.1	$0.9	$(0.8)
	(Vehicles in thousands)
Wholesale vehicle sales	603	886	(283)	(31.9)%

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2014	2013		%	Volume	Mix	Price	Other
	(Dollars in millions)				(Dollars in billions)
Total net sales and revenue	$13,115	$16,478	$(3,363)	(20.4)%	$(2.4)	$0.1	$1.1	$(2.1)
EBIT (loss)-adjusted	$(180)	$327	$(507)	n.m.	$(0.5)	$(0.1)	$1.1	$(1.0)
	(Vehicles in thousands)
Wholesale vehicle sales	886	1,053	(167)	(15.9)%
________
n.m. = not meaningful

GMSA Total Net Sales and Revenue

In the year ended December 31, 2015 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes associated with lower demand for the Chevrolet Celta, Onix and Prisma small vehicles and Cobalt sedan in Brazil and decreases across the portfolio primarily in Chile and Colombia caused by difficult economic conditions; and (2) unfavorable Other of $2.9 billion due primarily to unfavorable foreign currency effect due to the weakening of all currencies across the region against the U.S. Dollar; partially offset by (3) favorable pricing due primarily to high inflation in Venezuela and Argentina; and (4) favorable vehicle mix due to decreased sales of lower priced vehicles in Brazil and increased sales of the Chevrolet Silverado and Cruze in Venezuela.

In the year ended December 31, 2014 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes associated with lower demand for the Chevrolet Celta, Classic and Agile small vehicles in Brazil and decreases across the portfolio in Argentina and Venezuela caused by difficult economic conditions; and (2) unfavorable Other of $2.1 billion due primarily to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region; partially offset by (3) favorable vehicle pricing primarily due to high inflation in Argentina and Venezuela.

GMSA EBIT (Loss)-Adjusted

In the year ended December 31, 2015 EBIT (loss)-adjusted increased due primarily to: (1) decreased wholesale volumes; and (2) unfavorable Other of $0.8 billion due primarily to net unfavorable foreign currency effect of $0.6 billion due to the weakening of all currencies across the region against the U.S. Dollar, which includes favorable impact of $60 million in Argentina; partially offset by (3) favorable pricing; and (4) favorable product mix.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2014 GMSA had EBIT (loss)-adjusted compared to EBIT-adjusted in the year ended December 31, 2013 due primarily to: (1) decreased wholesale volumes; and (2) unfavorable Other of $1.0 billion due to unfavorable net foreign currency effect due to the strengthening of the U.S. Dollar against all currencies across the region; partially offset by (3) favorable vehicle pricing.

Venezuelan Operations

Our Venezuelan subsidiaries' functional currency is the U.S. Dollar because of the hyperinflationary status of the Venezuelan economy.

Effective March 31, 2014 we changed the exchange rate for remeasuring our Venezuelan subsidiaries’ non-U.S. Dollar denominated monetary assets and liabilities from the Venezuela official exchange rate to the rate determined by an auction process conducted by Venezuela’s Complementary System of Foreign Currency Administration (SICAD). The devaluation resulted in a charge of $0.4 billion recorded in Automotive cost of sales in the three months ended March 31, 2014 which was treated as an adjustment for EBIT-adjusted reporting purposes.

In the three months ended June 30, 2015 we changed the exchange rate for remeasuring these monetary assets and liabilities from the SICAD rate to the Sistema Marginal de Divisas (SIMADI) rate, which was BsF 198 to $1.00 at June 30, 2015. This devaluation resulted in a charge of $0.6 billion recorded in Automotive cost of sales in the three months ended June 30, 2015 which was treated as an adjustment for EBIT-adjusted reporting purposes. SIMADI is a third currency exchange mechanism announced by the Venezuelan government in 2015. It is an open system of supply and demand expected to be limited to a small percentage of total U.S. Dollar transactions using official mechanisms. We believe the SIMADI rate is the most representative rate to be used for remeasurement, because it is more reflective of economic reality in Venezuela and future transactions, including dividends, at the SICAD rate appear unlikely.

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

We continued to consolidate our Venezuelan subsidiaries because of recent favorable election results, settlements of new debt by the Venezuelan government, participation in SIMADI currency exchange and vehicle production in the year ended December 31, 2015. Additionally, we expect to have the ability to continue vehicle production in a limited manner during 2016 and into early 2017. Absent ongoing vehicle production, our Venezuelan subsidiaries may require additional financial support. At this time no decision has been made whether we will provide further financial support if required. Despite the significant challenges in Venezuela, this market continues to be important to us. We will continue to monitor developments in Venezuela to assess whether market restrictions and exchange rate controls evolve such that we no longer maintain a controlling financial interest. If a determination is made in the future that we no longer maintain control we may incur a charge based on exchange rates at December 31, 2015 of approximately $0.2 billion.

GM Financial

	Years Ended December 31,			2015 vs. 2014 Change		2014 vs. 2013 Change
	2015	2014	2013	Amount	%	Amount	%
	(Dollars in millions)
Total revenue	$6,454	$4,854	$3,344	$1,600	33.0%	$1,510	45.2%
Provision for loan losses	$624	$604	$475	$20	3.3%	$129	27.2%
Income before income taxes-adjusted	$837	$803	$898	$34	4.2%	$(95)	(10.6)%
	(Dollars in billions)
Average debt outstanding	$44.6	$32.2	$21.0	$12.4	38.5%	$11.2	53.3%
Effective rate of interest paid	3.6%	4.4%	3.4%	(0.8)%		1.0%

GM Financial Revenue

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2015 Total revenue increased due primarily to: (1) increased leased vehicle income of $1.7 billion due to a larger lease portfolio; partially offset by (2) net decrease in finance charge income and other income of $0.1 billion which consists of a decrease of $0.3 billion outside of North America, partially offset by an increase of $0.2 billion in North America.

In the year ended December 31, 2014 Total revenue increased due primarily to: (1) increased finance charge income of $0.9 billion due to the acquisition of Ally Financial international operations; and (2) increased leased vehicle income of $0.5 billion due to a larger lease portfolio.

GM Financial Income Before Income Taxes-Adjusted

In the year ended December 31, 2015 Income before income taxes-adjusted remained flat due primarily to: (1) increased revenue of $1.6 billion; and (2) increased equity income of $0.1 billion from SAIC-GMAC; offset by (3) increased leased vehicles expenses of $1.4 billion due to a larger lease portfolio; (4) net increase in interest expense of $0.2 billion which consists of an increase of $0.4 billion in North America due to an increase in average debt outstanding, partially offset by a decrease of $0.2 billion outside of North America; and (5) net increase in operating expenses of $0.1 billion which consists of an increase of $0.2 billion in North America, partially offset by a decrease of $0.1 billion outside of North America.

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

Liquidity and Capital Resources
Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations. We also maintain access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on three objectives: (1) reinvest in our business; (2) maintain an investment-grade balance sheet; and (3) return cash to stockholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $9.0 billion as well as payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls, the settlements of the Shareholder Class Action and the multidistrict litigation and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including contributions to our pension plans; (4) payments for previously announced restructuring activities; (5) dividend payments on our common stock that are declared by our Board of Directors; and (6) payments to purchase shares of our common stock under programs authorized by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in Item 1A. Risk Factors, some of which are outside of our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans and compliance with certain covenants. Refer to Note 12 to our consolidated financial statements for the discussion of our financial and operational covenants.
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

In March 2015 management announced its plan to return all available free cash flow to stockholders while maintaining an investment-grade balance sheet. Management's capital allocation framework includes a combined cash and marketable securities balance target of $20 billion and plans to reinvest in the business at an average target ROIC rate of 20% or more. In connection

GENERAL MOTORS COMPANY AND SUBSIDIARIES

with this plan we announced that our Board of Directors had authorized a program to purchase up to $5 billion of our common stock before the end of 2016. In January 2016 we announced that our Board of Directors had authorized the purchase of up to an additional $4 billion of our common stock (or an aggregate total of $9 billion) before the end of 2017. Also, in January 2016 we announced an increase of our quarterly common stock dividend to $0.38 per share effective in the first quarter of 2016. At February 1, 2016 we had purchased 102 million shares of our outstanding common stock for $3.5 billion.

By mid-2016 management intends to make discretionary contributions of approximately $2.0 billion to our U.S. hourly pension plan to improve its funded status. The contributions are expected to be funded by debt.

Automotive

Available Liquidity

Total available liquidity includes cash, cash equivalents, marketable securities and funds available under credit facilities. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Approximately 90% of our available liquidity excluding funds available under credit facilities was held within North America and at our regional treasury centers at December 31, 2015. A portion of our available liquidity includes amounts deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods including intercompany loans to utilize these funds across our global operations as needed.

Our cash equivalents and marketable securities balances are primarily denominated in U.S. Dollars and include investments in U.S. government and agency obligations, foreign government securities, time deposits and corporate debt securities. Our investment guidelines, which we may change from time to time, prescribe certain minimum credit worthiness thresholds and limit our exposures to any particular sector, asset class, issuance or security type. The majority of our current investments in debt securities are with A/A2 or better rated issuers.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity and to fund working capital needs at certain of our subsidiaries. The total size of our credit facilities was $12.6 billion at December 31, 2015 and 2014 which consisted principally of our two primary revolving credit facilities. We did not borrow against our primary facilities, but had amounts in use under the letter of credit sub-facility of $0.4 billion at December 31, 2015. GM Financial had access to our revolving credit facilities, but did not borrow against them and we have no intercompany loans outstanding to GM Financial. Refer to Note 12 to our consolidated financial statements for more information on credit facilities.

The following table summarizes our automotive available liquidity (dollars in billions):

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$12.1	$16.0
Marketable securities	8.2	9.2
Available liquidity	20.3	25.2
Available under credit facilities	12.2	12.0
Total automotive available liquidity	$32.5	$37.2

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Year Ended December 31, 2015
Operating cash flow	$10.0
Capital expenditures	(7.8)
Payments to purchase common stock	(3.5)
Dividends paid	(2.2)
Effect of foreign currency	(1.4)
Increase in available credit facilities	0.2
Total change in automotive available liquidity	$(4.7)

Cash Flow

The following tables summarize automotive cash flows from operating, investing and financing activities (dollars in billions):

	Years Ended December 31,			2015 vs. 2014 Change	2014 vs. 2013 Change
	2015	2014	2013
Operating Activities
Net income	$8.9	$3.5	$4.7	$5.4	$(1.2)
Depreciation, amortization and impairments	5.7	6.3	7.6	(0.6)	(1.3)
Pension & OPEB activities	(1.3)	(0.9)	(0.8)	(0.4)	(0.1)
Working capital	0.2	(1.6)	(0.5)	1.8	(1.1)
Equipment on operating leases	0.2	(1.9)	(1.0)	2.1	(0.9)
Accrued liabilities and other liabilities	(1.0)	6.0	0.7	(7.0)	5.3
Income taxes	(2.7)	(0.9)	1.2	(1.8)	(2.1)
Undistributed earnings of nonconsolidated affiliates and gains on investments	—	(0.3)	(0.1)	0.3	(0.2)
Other	—	(0.1)	(0.8)	0.1	0.7
Cash flows from operating activities	$10.0	$10.1	$11.0	$(0.1)	$(0.9)

In the year ended December 31, 2015 the change in Working capital was due primarily to increased accounts payable due to increased production volumes. The change in Equipment on operating leases was due primarily to the reduction of units provided to rental car companies. The change in Accrued liabilities and other liabilities was due primarily to recalls and deposits from rental car companies. The change in Income taxes was due primarily to the reversal of valuation allowances, partially offset by deferred tax expense in 2015 compared to deferred tax benefit in 2014.

In the year ended December 31, 2014 the change in Accrued liabilities and other liabilities was due primarily to recalls and deposits from rental car companies. The change in Income taxes was primarily related to deferred tax benefit in 2014 compared to deferred tax expense in 2013.

	Years Ended December 31,			2015 vs. 2014 Change	2014 vs. 2013 Change
	2015	2014	2013
Investing Activities
Capital expenditures	$(7.8)	$(7.0)	$(7.5)	$(0.8)	$0.5
Acquisitions and liquidations of marketable securities, net	0.9	(0.4)	0.1	1.3	(0.5)
Sale of our investment in Ally Financial	—	—	0.9	—	(0.9)
Other	(0.1)	0.2	0.4	(0.3)	(0.2)
Cash flows from investing activities	$(7.0)	$(7.2)	$(6.1)	$0.2	$(1.1)

In the year ended December 31, 2015 the change in Acquisitions and liquidations of marketable securities, net was due primarily to the liquidation of our sovereign debt trading securities. In the year ended December 31, 2014 the change in Acquisitions and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

liquidations of marketable securities, net was due primarily to the rebalancing of our investment portfolio between marketable securities and cash and cash equivalents as part of liquidity management in the normal course of business.

	Years Ended December 31,			2015 vs. 2014 Change	2014 vs. 2013 Change
	2015	2014	2013
Financing Activities
Issuance of senior unsecured notes	$—	$2.5	$4.5	$(2.5)	$(2.0)
Prepayment of Canadian Health Care Trust (HCT) notes (principal)	—	—	(1.1)	—	1.1
Early redemption of GM Korea preferred stock	—	—	(0.7)	—	0.7
Redemption and purchase of Series A Preferred Stock	—	(3.9)	(3.2)	3.9	(0.7)
Payments to purchase common stock	(3.5)	(0.2)	—	(3.3)	(0.2)
Dividends paid (excluding charge related to redemption and purchase of Series A Preferred Stock)	(2.2)	(2.4)	(0.9)	0.2	(1.5)
Other	(0.1)	(0.1)	—	—	(0.1)
Cash flows from financing activities	$(5.8)	$(4.1)	$(1.4)	$(1.7)	$(2.7)

In the year ended December 31, 2015 the change in Cash flows from financing activities was due primarily to the purchase of common stock as part of the common stock repurchase program. In the year ended December 31, 2014 the change in Dividends paid was due primarily to payment for common stock dividends.

Adjusted Free Cash Flow

The following table summarizes automotive adjusted free cash flow (dollars in billions):

	Years Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$10.0	$10.1	$11.0
Less: capital expenditures	(7.8)	(7.0)	(7.5)
Adjustments	—	—	0.2
Adjusted free cash flow	$2.2	$3.1	$3.7

Adjustments to free cash flow included: (1) pension contributions related to the previously announced annuitization of the U.S. salaried pension plan in August 2014 and March 2013 of $0.1 billion; and (2) accrued interest on the prepayment of the HCT notes of $0.2 billion in October 2013.

Status of Credit Ratings

We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). All four credit rating agencies currently rate our corporate credit at investment grade. The following table summarizes our credit ratings at January 27, 2016:

	Corporate	Revolving Credit Facilities	Senior Unsecured	Outlook
DBRS Limited	BBB (low)	BBB (low)	N/A	Positive
Fitch	BBB-	BBB-	BBB-	Stable
Moody's	Investment Grade	Baa3	Ba1	Stable
S&P	BBB-	BBB-	BBB-	Stable

Rating actions taken by each of the credit rating agencies from January 1, 2015 through January 27, 2016 were as follows:

Fitch: Upgraded our corporate rating, revolving credit facilities rating and senior unsecured rating to an investment grade rating of BBB- from BB+ and revised their outlook to Stable from Positive in June 2015.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

DBRS Limited: Revised their outlook to Positive from Stable in October 2015.

Automotive Financing - GM Financial

Liquidity Overview

GM Financial's primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from securitizations, secured and unsecured debt borrowings and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases of retail finance receivables and leased vehicles, funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements for secured debt, operating expenses, interest costs and business acquisitions. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt.

Available Liquidity

The following table summarizes GM Financial's available liquidity (dollars in billions):

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$3.1	$3.0
Borrowing capacity on unpledged eligible assets	9.7	4.8
Borrowing capacity on committed unsecured lines of credit	0.9	0.5
Available liquidity	$13.7	$8.3

In the year ended December 31, 2015 available liquidity increased due primarily to: (1) decreased usage of secured debt facilities as a result of the issuance of senior unsecured notes; and (2) decreased usage of committed unsecured lines of credit primarily due to funding provided by retail banking deposits in Germany.

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

Credit Facilities

In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At December 31, 2015 secured and committed unsecured credit facilities totaled $22.4 billion and $1.5 billion, with advances outstanding of $7.5 billion and $0.6 billion.

Cash Flow

The following table summarizes GM Financial cash flows from operating, investing and financing activities (dollars in billions):

	Years Ended December 31,			2015 vs. 2014 Change	2014 vs. 2013 Change
	2015	2014	2013
Net cash provided by operating activities	$3.1	$1.9	$1.6	$1.2	$0.3
Net cash used in investing activities	$(22.2)	$(10.5)	$(8.2)	$(11.7)	$(2.3)
Net cash provided by financing activities	$19.5	$9.8	$5.1	$9.7	$4.7

Operating Activities

In the year ended December 31, 2015 Net cash provided by operating activities increased due primarily to an increase in leased vehicle income, partially offset by increased operating expenses and interest expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2014 Net cash provided by operating activities increased due primarily to larger finance receivable and lease portfolios.

Investing Activities

In the year ended December 31, 2015 Net cash used in investing activities increased due primarily to: (1) an increase in purchases of leased vehicles of $10.4 billion; (2) an increase in finance receivables purchases and fundings, net of collections, of $1.0 billion; and (3) net cash used for the acquisition of the equity interest in SAIC-GMAC of $0.9 billion; partially offset by (4) increased proceeds from the termination of leased vehicles of $0.6 billion.

In the year ended December 31, 2014 Net cash used in investing activities increased due primarily to: (1) increased loan purchases and funding, net of collections, of $2.6 billion; and (2) increased purchases of leased vehicles of $2.5 billion; partially offset by (3) decreased cash used for business acquisitions of $2.6 billion.

Financing Activities

In the year ended December 31, 2015 Net cash provided by financing activities increased due primarily to a net increase in borrowings.

In the year ended December 31, 2014 Net cash provided by financing activities increased due primarily to: (1) increased borrowings under secured and unsecured debt of $5.6 billion; and (2) repayment of debt to Ally Financial of $1.4 billion in 2013, with no related activity in 2014; partially offset by (3) increased debt repayment of $2.8 billion.

Off-Balance Sheet Arrangements

We do not currently utilize off-balance sheet securitization arrangements. All trade or financing receivables and related obligations subject to securitization programs are recorded on our consolidated balance sheets at December 31, 2015 and 2014. Refer to Note 15 of our consolidated financial statements for detailed information related to guarantees we have provided.

Contractual Obligations and Other Long-Term Liabilities

We have minimum commitments under contractual obligations, including purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are recorded on our consolidated balance sheet. Based on these definitions, the following table includes only those contracts which include fixed or minimum obligations. The majority of our purchases are not included in the table as they are made under purchase orders which are requirements based and accordingly do not specify minimum quantities.

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at December 31, 2015 (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Payments Due by Period
	2016	2017-2018	2019-2020	2021 and after	Total
Automotive debt	$582	$1,727	$87	$5,992	$8,388
Automotive Financing debt	18,793	21,969	8,712	5,050	54,524
Capital lease obligations	234	408	86	198	926
Automotive interest payments(a)	448	824	648	4,770	6,690
Automotive Financing interest payments(b)	1,275	1,596	664	483	4,018
Postretirement benefits(c)	234	431	216	—	881
Contractual commitments for capital expenditures	187	—	—	—	187
Operating lease obligations	229	323	222	152	926
Other contractual commitments:
Material	588	606	109	200	1,503
Marketing	972	428	220	40	1,660
Rental car repurchases	4,958	—	—	—	4,958
Other	656	855	433	722	2,666
Total contractual commitments(d)	$29,156	$29,167	$11,397	$17,607	$87,327

Non-contractual postretirement benefits(e)	$150	$311	$502	$9,955	$10,918
__________

(a)
Amounts include automotive interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Automotive interest payments based on variable interest rates were determined using the interest rate in effect at December 31, 2015.

(b)
GM Financial interest payments were determined using the interest rate in effect at December 31, 2015 for floating rate debt and the contractual rates for fixed rate debt. GM Financial interest payments on floating rate tranches of the securitization notes payable were converted to a fixed rate based on the floating rate plus any expected hedge payments.

(c)
Amounts include other postretirement benefits (OPEB) payments under the current U.S. contractual labor agreements through 2019 and Canada labor agreements through 2016. These agreements are generally renegotiated in the year of expiration. Amounts do not include pension funding obligations, which are discussed in Note 13 to our consolidated financial statements.

(d)
Amounts do not include future cash payments for long-term purchase obligations and other accrued expenditures (unless specifically listed in the table above) which were recorded in Accounts payable or Accrued liabilities at December 31, 2015.

(e)
Amounts include all expected future payments for both current and expected future service at December 31, 2015 for OPEB obligations for salaried employees and hourly OPEB obligations extending beyond the current North American union contract agreements. Amounts do not include pension funding obligations, which are discussed in Note 13 to our consolidated financial statements.

The table above does not reflect product warranty and related liabilities of $9.3 billion and unrecognized tax benefits of $1.4 billion due to the uncertainty regarding the future cash outflows associated with these amounts.

Critical Accounting Estimates

Accounting estimates are an integral part of the consolidated financial statements. These estimates require the use of judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Refer to Note 2 to our consolidated financial statements for our significant accounting policies related to our critical accounting estimates.

Pension and OPEB Plans

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

plans' asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.

In December 2015 an investment policy study was completed for the U.S. pension plans. The study resulted in new target asset allocations being approved for the U.S. pension plans with resulting changes to the expected long-term rate of return on assets. The weighted-average long-term rate of return on assets decreased from 6.4% at December 31, 2014 to 6.3% at December 31, 2015. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

Another key assumption in determining net pension and OPEB expense is the assumed discount rate used to discount plan obligations. We estimate the assumed discount rate for U.S. plans using a cash flow matching approach, which uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows. Effective 2016 we will apply the individual annual yield curve rates instead of the assumed discount rate to determine the service cost and interest cost. This refinement more specifically links the cash flows related to service cost and interest cost to bonds maturing in their year of payment. The refinement had no effect on service cost or interest cost in the year ended December 31, 2015 but will reduce the service cost and interest cost in 2016 by approximately $0.8 billion. There will be no effect on the determination of the plan obligations which will continue to be calculated using the assumed discount rate.

We have reviewed the mortality improvement tables published by the Society of Actuaries in the three months ended December 31, 2015 and determined our current assumptions are appropriate to measure our December 31, 2015 U.S. pension plans’ benefit obligations.

Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effects of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to expense over future periods. The unamortized pre-tax actuarial loss on our pension plans was $3.7 billion and $4.6 billion at December 31, 2015 and 2014. The change is primarily due to the increase in discount rates partially offset by actual asset returns less than assumed returns. At December 31, 2015 $2.0 billion of the unamortized pre-tax actuarial loss is outside the corridor (10% of the projected benefit obligation (PBO)) and subject to amortization. The weighted-average amortization period is approximately 12 years resulting in amortization expense of $0.2 billion in 2016.

The underfunded status of the U.S. pension plans decreased by $0.5 billion in the year ended December 31, 2015 to $10.4 billion due primarily to: (1) a favorable effect due to an increase in discount rates of $2.6 billion; (2) a favorable effect of actual returns on plan assets of $0.8 billion; and (3) favorable contributions of $0.1 billion; partially offset by (4) interest and service cost of $3.0 billion.

The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant (dollars in millions):

	U.S. Plans		Non-U.S. Plans
	Effect on 2016 Pension Expense	Effect on December 31, 2015 PBO	Effect on 2016 Pension Expense	Effect on December 31, 2015 PBO
25 basis point decrease in discount rate	-$58	+$1,907	+$13	+$780
25 basis point increase in discount rate	+$55	-$1,821	-$12	-$746
25 basis point decrease in expected rate of return on assets	+$149	N/A	+$30	N/A
25 basis point increase in expected rate of return on assets	-$149	N/A	-$30	N/A

Refer to Note 13 to our consolidated financial statements for additional information on pension contributions, investment strategies, assumptions, the change in benefit obligation and related plan assets, pension funding requirements and future net benefit payments. Refer to Note 2 to our consolidated financial statements for a discussion of the inputs used to determine fair value for each significant asset class or category.

Valuation of Deferred Tax Assets

The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation

GENERAL MOTORS COMPANY AND SUBSIDIARIES

allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for the valuation of deferred tax assets represents our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions or events, could have a material effect on our ability to utilize deferred tax assets.

At December 31, 2015 valuation allowances against deferred tax assets were $5.0 billion. Refer to Note 16 to our consolidated financial statements for additional information on the composition of these valuation allowances and information on the $3.9 billion income tax benefit resulting from the reversal of valuation allowances against deferred tax assets in Europe.

Valuation of GM Financial Equipment on Operating Leases Assets and Residuals

GM Financial has investments in leased vehicles recorded as operating leases, which relate to vehicle leases to retail customers with lease terms ranging from two to five years. At the beginning of the lease contract a determination is made of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease term, which is the critical assumption underlying the estimated carrying value of leased assets. The estimated realizable value is based on the lower of the contracted residual value or the current market estimate of residual value based on independent lease guides. Since the customer is not obligated to purchase the vehicle at the end of the contract, GM Financial is exposed to a risk of loss to the extent the value of the vehicle at the end of the lease term is below the residual value estimated at contract inception. Over the life of the lease GM Financial evaluates the adequacy of the estimate of the residual value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. Adjustments could result in a change in the depreciation rate of the leased asset or if an impairment exists, an impairment charge.

The following table summarizes vehicles included in GM Financial equipment on operating leases, net (vehicles in thousands):

	December 31, 2015	December 31, 2014
Cars	271	139
Trucks	121	28
Crossovers	401	135
Total	793	302

At December 31, 2015 GM Financial's estimated residual value of the leased assets at the end of the lease term was $13.4 billion. The following table illustrates the effect of a 1% change in the estimated residual values at December 31, 2015, which will increase or decrease depreciation expense over the remaining term of GM Financial's operating leases, holding all other assumptions constant (dollars in millions):

Impact to Depreciation Expense
Cars	$31
Trucks	27
Crossovers	76
Total	$134

Policy, Product Warranty and Recall Campaigns

In GMNA we accrue the costs for recall campaigns at the time of vehicle sale. In the other regions, there is not sufficient historical data to support the application of an actuarial-based estimation technique and the estimated costs will be accrued at the time when they are probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced.

The estimates related to policy and product warranties are established using historical information on the nature, frequency and average cost of claims of each vehicle line or each model year of the vehicle line and assumptions about future activity and events. When little or no claims experience exists for a model year or a vehicle line, the estimate is based on comparable models. The estimates related to recall campaigns accrued at the time of vehicle sale are established by applying a frequency times severity approach that considers the number of recall events, the number of vehicles per recall event, the assumed number of vehicles that will be brought in by customers for repair (take rate) and the cost per vehicle for each recall event. Estimates contemplate the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

nature, frequency and magnitude of historical events with consideration for changes in future expectations. Costs associated with campaigns not accrued at the time of vehicle sale are estimated based on the per unit part and labor cost, number of units impacted and the take rate. Depending on part availability and time to complete repairs we may, from time to time, offer courtesy transportation at no cost to our customers. These estimates are re-evaluated on an ongoing basis and based on the best available information. Revisions are made when necessary. We consider trends of claims and take action to improve vehicle quality and minimize claims.

The estimated amount accrued for recall campaigns at the time of vehicle sale is most sensitive to the estimated number of recall events, the number of vehicles per recall event, the take rate, and the cost per vehicle for each recall event. The estimated cost of a recall campaign that is accrued on an individual basis is most sensitive to our estimated assumed take rate that is primarily developed based on our historical take rate experience. A 10% increase in the estimated take rate for all recall campaigns would increase the estimated cost by approximately $0.3 billion.

Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. Due to the uncertainty and potential volatility of the factors contributing to developing estimates, changes in our assumptions could materially affect our results of operations.

Sales Incentives

The estimated effect of sales incentives to dealers and end customers is recorded as a reduction of Automotive net sales and revenue at the later of the time of sale or announcement of an incentive program to dealers. There may be numerous types of incentives available at any particular time, including a choice of incentives for a specific model. Incentive programs are generally brand specific, model specific or sales region specific and are for specified time periods, which may be extended. Significant factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product, product mix, the rate of customer acceptance of any incentive program and the likelihood that an incentive program will be extended, all of which are estimated based on historical experience and assumptions concerning customer behavior and future market conditions. When an incentive program is announced, the number of vehicles in dealer inventory eligible for the incentive program is determined and a reduction of Automotive net sales and revenue is recorded in the period in which the program is announced. If the actual number of affected vehicles differs from this estimate, or if a different mix of incentives is actually paid, the reduction in Automotive net sales and revenue incentives could be affected. There are a multitude of inputs affecting the calculation of the estimate for sales incentives and an increase or decrease of any of these variables could have a significant effect on recorded sales incentives.

Forward-Looking Statements

In this 2015 Form 10-K and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “will,” “should,” “target,” “when,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include among others the following:

•	Our ability to maintain profitability over the long-term, including our ability to fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers;

•	The success of our full-size pick-up trucks and SUVs;

•	Global automobile market sales volume, which can be volatile;

•	The results of our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control;

•	Our ability to realize production efficiencies and to achieve reductions in costs as we implement operating effectiveness initiatives throughout our automotive operations;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

•	Our ability to maintain quality control over our vehicles and avoid material vehicle recalls and the cost and effect on our reputation and products;

•	Our ability to maintain adequate liquidity and financing sources including as required to fund our planned significant investment in new technology;

•
Our ability to realize successful vehicle applications of new technology and our ability to deliver new products, services and customer experiences in response to new participants in the automotive industry;

•	Shortages of and increases or volatility in the price of oil, including as a result of political instability;

•	The ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules;

•	Risks associated with our manufacturing facilities around the world;

•	Our ability to manage the distribution channels for our products;

•	Our ability to successfully restructure our operations in various countries;

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

•
Significant changes in economic, political, regulatory environment and market conditions in China, including the effect of competition from new market entrants, on our vehicle sales and market position in China;

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

•	Our ability to comply with the terms of the DPA;

•	Risks related to security breaches and other disruptions to our vehicles, information technology networks and systems;

•
Significant increases in our pension expense or projected pension contributions resulting from changes in the value of plan assets, the discount rate applied to value the pension liabilities or mortality or other assumption changes;

•	Our continued ability to develop captive financing capability through GM Financial; and

•	Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings.

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

*  *  *  *  *  *  *

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Automotive

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The overall financial risk management program is under the responsibility of the Chief Financial Officer with support from the Financial Risk Council which reviews and, where appropriate, approves strategies to be pursued to mitigate these risks. The Financial Risk Council comprises members of our management and functions under the oversight of the Audit Committee and Finance Committee, committees of the Board of Directors. The Audit Committee and Finance Committee assist and guide the Board of Directors in its oversight of our financial and risk management strategies. A risk management control framework is utilized to monitor the strategies, risks and related hedge positions in accordance with the policies and procedures approved by the Financial Risk Council. Our financial risk management policy is designed to protect against risk arising from extreme adverse market movements on our key exposures.

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

Foreign Currency Exchange Rate Risk

We have foreign currency exposures related to buying, selling and financing in currencies other than the functional currencies of our operations. At December 31, 2015 our most significant foreign currency exposures were the Euro/British Pound, Euro/U.S. Dollar, U.S. Dollar/Mexican Peso, Euro/South Korean Won, U.S. Dollar/South Korean Won and U.S. Dollar/CAD. Derivative instruments such as foreign currency forwards, swaps and options are used primarily to hedge exposures with respect to forecasted revenues, costs and commitments denominated in foreign currencies. At December 31, 2015 such contracts had remaining maturities of up to 20 months.

At December 31, 2015 and 2014 the net fair value liability of financial instruments with exposure to foreign currency risk was $0.8 billion and $0.9 billion. These amounts are calculated utilizing a population of foreign currency exchange derivatives, embedded derivatives and foreign currency denominated debt and exclude the offsetting effect of foreign currency cash, cash equivalents and other assets. The potential loss in fair value for such financial instruments from a 10% adverse change in all quoted foreign currency exchange rates would have been $0.3 billion and $0.2 billion at December 31, 2015 and 2014.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial condition.

The following table summarizes the amounts of automotive foreign currency translation and transaction and remeasurement losses (dollars in millions):

	Years Ended December 31,
	2015	2014
Translation losses recorded in Accumulated other comprehensive loss	$302	$19
Transaction and remeasurement losses recorded in earnings	$813	$430

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates related to certain financial instruments, primarily debt, capital lease obligations and certain marketable securities. At December 31, 2015 and 2014 we did not have any interest rate swap positions to manage interest rate exposures in our automotive operations. At December 31, 2015 and 2014 the fair value liability of debt and capital leases was $9.1 billion and $9.8 billion. The potential increase in fair value resulting from a 10% decrease in quoted interest rates would have been $0.4 billion at December 31, 2015 and 2014.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At December 31, 2015 and 2014 we had marketable securities of $7.6 billion and $8.0 billion classified as available-for-sale and $0.6 billion and $1.3 billion classified as trading. The potential decrease in fair value from a 50 basis point increase in interest rates would have been insignificant at December 31, 2015 and 2014.

Automotive Financing - GM Financial

Interest Rate Risk

Fluctuations in market interest rates can affect GM Financial's gross interest rate spread, which is the difference between interest earned on finance receivables and interest paid on debt. Typically retail finance receivables purchased by GM Financial bear fixed interest rates and are funded by variable or fixed rate debt. Commercial finance receivables originated by GM Financial bear variable interest rates and are funded by variable rate debt. The variable rate debt is subject to adjustments to reflect prevailing market interest rates. To help mitigate interest rate risk or mismatched funding, GM Financial may employ hedging strategies to lock in the interest rate spread.

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

GM Financial had interest rate swaps and caps in asset positions with notional amounts of $10.4 billion and $3.8 billion and interest rate swaps and caps in liability positions with notional amounts of $13.9 billion and $7.4 billion at December 31, 2015 and 2014. The fair value of these derivative financial instruments was insignificant.

The following table summarizes GM Financial's interest rate sensitive assets and liabilities, excluding derivatives, by year of expected maturity and the fair value of those assets and liabilities at December 31, 2015 (dollars in millions):

	2016	2017	2018	2019	2020	Thereafter	Fair Value
Assets
Retail finance receivables
Principal amounts	$11,415	$8,204	$5,136	$2,715	$1,268	$523	$28,545
Weighted-average annual percentage rate	9.03%	9.08%	9.09%	9.17%	9.16%	9.37%
Commercial finance receivables
Principal amounts	$7,900	$106	$103	$101	$72	$98	$8,162
Weighted-average annual percentage rate	2.85%	4.45%	4.32%	4.33%	4.39%	4.24%

Liabilities
Secured Debt:
Credit facilities
Principal amounts	$5,563	$1,286	$592	$95	$11	$—	$7,494
Weighted-average interest rate	2.50%	3.85%	3.92%	5.53%	4.86%	—%
Securitization notes
Principal amounts	$8,887	$7,882	$5,096	$1,025	$306	$—	$23,177
Weighted-average interest rate	1.80%	1.84%	2.17%	2.60%	2.59%	—%
Unsecured Debt:
Senior notes
Principal amounts	$1,000	$2,738	$3,106	$3,093	$4,110	$5,050	$19,045
Weighted-average interest rate	2.75%	3.57%	3.08%	2.93%	3.22%	4.04%
Credit facilities and other unsecured debt
Principal amounts	$3,343	$916	$353	$72	$—	$—	$4,681
Weighted-average interest rate	7.89%	8.31%	2.74%	5.19%	—%	—%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes GM Financial's interest rate sensitive assets and liabilities, excluding derivatives, by year of expected maturity and the fair value of those assets and liabilities at December 31, 2014 (dollars in millions):

	2015	2016	2017	2018	2019	Thereafter	Fair Value
Assets
Retail finance receivables
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

GM Financial primarily finances its receivables and leased assets with debt in the same currency. When a different currency is used GM Financial may use foreign currency swaps to convert substantially all of its foreign currency debt obligations to the local currency of the receivables and lease assets to minimize any impact to earnings.

GM Financial had foreign currency swaps in asset positions with notional amounts of $1.5 billion and $1.6 billion and in liability positions with notional amounts of $0 and $1.1 billion at December 31, 2015 and 2014. The fair value of these derivative financial instruments was insignificant.

The following table summarizes the amounts of GM Financial's foreign currency translation and transaction and remeasurement losses (dollars in millions):

	Years Ended December 31,
	2015	2014
Foreign currency translation losses recorded in Accumulated other comprehensive loss	$(669)	$(430)
Losses resulting from foreign currency transactions and remeasurements recorded in earnings	$(58)	$(170)
Gains resulting from foreign exchange swaps recorded in earnings	42	163
Net losses resulting from foreign currency exchange recorded in earnings	$(16)	$(7)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

*  *  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Company, its Directors, and Stockholders:

We have audited the internal control over financial reporting of General Motors Company and subsidiaries (the Company) as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 3, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Detroit, Michigan
February 3, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Company, its Directors, and Stockholders:

We have audited the accompanying Consolidated Balance Sheets of General Motors Company and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Company and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Detroit, Michigan
February 3, 2016

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Net sales and revenue
Automotive	$145,922	$151,092	$152,092
GM Financial	6,434	4,837	3,335
Total net sales and revenue	152,356	155,929	155,427
Costs and expenses
Automotive cost of sales (Note 11)	128,321	138,082	134,925
GM Financial interest, operating and other expenses	5,733	4,039	2,448
Automotive selling, general and administrative expense	13,405	12,158	12,382
Goodwill impairment charges (Note 9)	—	120	541
Total costs and expenses	147,459	154,399	150,296
Operating income	4,897	1,530	5,131
Automotive interest expense	443	403	334
Interest income and other non-operating income, net (Note 18)	621	823	1,063
Gain (loss) on extinguishment of debt (Note 12)	449	202	(212)
Equity income (Note 7)	2,194	2,094	1,810
Income before income taxes	7,718	4,246	7,458
Income tax expense (benefit) (Note 16)	(1,897)	228	2,127
Net income	9,615	4,018	5,331
Net (income) loss attributable to noncontrolling interests	72	(69)	15
Net income attributable to stockholders	$9,687	$3,949	$5,346

Net income attributable to common stockholders	$9,687	$2,804	$3,770

Earnings per share (Note 20)
Basic
Basic earnings per common share	$6.11	$1.75	$2.71
Weighted-average common shares outstanding	1,586	1,605	1,393
Diluted
Diluted earnings per common share	$5.91	$1.65	$2.38
Weighted-average common shares outstanding	1,640	1,687	1,676

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2015	2014	2013
Net income	$9,615	$4,018	$5,331
Other comprehensive income (loss), net of tax (Note 19)
Foreign currency translation adjustments	(955)	(473)	(733)
Defined benefit plans, net	1,011	(4,505)	5,693
Other	—	(5)	(39)
Other comprehensive income (loss), net of tax	56	(4,983)	4,921
Comprehensive income (loss)	9,671	(965)	10,252
Comprehensive (income) loss attributable to noncontrolling interests	53	(46)	33
Comprehensive income (loss) attributable to stockholders	$9,724	$(1,011)	$10,285

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$15,238	$18,954
Marketable securities (Note 3)	8,163	9,222
Restricted cash and marketable securities (Note 3; Note 10 at VIEs)	1,590	1,338
Accounts and notes receivable (net of allowance of $327 and $340)	8,337	9,078
GM Financial receivables, net (Note 4; Note 10 at VIEs)	18,051	16,528
Inventories (Note 5)	13,764	13,642
Equipment on operating leases, net (Note 6)	2,783	3,564
Deferred income taxes (Note 16)	8,599	9,760
Other current assets	1,482	1,540
Total current assets	78,007	83,626
Non-current Assets
Restricted cash and marketable securities (Note 3; Note 10 at VIEs)	583	935
GM Financial receivables, net (Note 4; Note 10 at VIEs)	18,500	16,006
Equity in net assets of nonconsolidated affiliates (Note 7)	9,201	8,350
Property, net (Note 8)	31,229	27,743
Goodwill and intangible assets, net (Note 9)	5,947	6,410
GM Financial equipment on operating leases, net (Note 6; Note 10 at VIEs)	20,172	7,060
Deferred income taxes (Note 16)	28,443	25,414
Other assets	2,438	1,957
Total non-current assets	116,513	93,875
Total Assets	$194,520	$177,501
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$24,062	$22,529
Short-term debt and current portion of long-term debt (Note 12)
Automotive	817	497
GM Financial (Note 10 at VIEs)	18,745	14,447
Accrued liabilities (Note 11)	27,842	28,184
Total current liabilities	71,466	65,657
Non-current Liabilities
Long-term debt (Note 12)
Automotive	7,948	8,853
GM Financial (Note 10 at VIEs)	35,601	22,868
Postretirement benefits other than pensions (Note 13)	5,685	6,229
Pensions (Note 13)	20,911	23,788
Other liabilities (Note 11)	12,586	14,082
Total non-current liabilities	82,731	75,820
Total Liabilities	154,197	141,477
Commitments and contingencies (Note 15)
Equity (Note 19)
Common stock, $0.01 par value	15	16
Additional paid-in capital	27,607	28,937
Retained earnings	20,285	14,577
Accumulated other comprehensive loss	(8,036)	(8,073)
Total stockholders’ equity	39,871	35,457
Noncontrolling interests	452	567
Total Equity	40,323	36,024
Total Liabilities and Equity	$194,520	$177,501

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$9,615	$4,018	$5,331
Depreciation, amortization and impairment charges	8,017	7,238	8,041
Foreign currency remeasurement and transaction losses	829	437	350
Amortization of discount and issuance costs on debt issues	176	181	114
Undistributed earnings of nonconsolidated affiliates and gains on investments	(147)	(301)	(92)
Pension contributions and OPEB payments	(1,600)	(1,315)	(1,458)
Pension and OPEB expense, net	321	439	638
(Gains) losses on extinguishment of debt	(449)	(202)	212
Provision (benefit) for deferred taxes	(2,757)	(574)	1,561
Change in other operating assets and liabilities (Note 24)	(1,754)	244	(1,326)
Other operating activities	(273)	(107)	(741)
Net cash provided by operating activities	11,978	10,058	12,630
Cash flows from investing activities
Expenditures for property	(7,874)	(7,091)	(7,565)
Available-for-sale marketable securities, acquisitions	(8,113)	(7,636)	(6,754)
Trading marketable securities, acquisitions	(1,250)	(1,518)	(3,214)
Available-for-sale marketable securities, liquidations	8,463	6,874	3,566
Trading marketable securities, liquidations	1,758	1,881	6,538
Acquisition of companies/investments, net of cash acquired	(928)	(53)	(2,623)
Proceeds from sale of business units/investments, net of cash disposed	—	—	896
Increase in restricted cash and marketable securities	(744)	(839)	(984)
Decrease in restricted cash and marketable securities	376	515	1,107
Purchases of finance receivables	(17,495)	(14,744)	(10,838)
Principal collections and recoveries on finance receivables	11,726	10,860	7,555
Purchases of leased vehicles, net	(15,158)	(4,776)	(2,254)
Proceeds from termination of leased vehicles	1,096	533	217
Other investing activities	108	296	(9)
Net cash used in investing activities	(28,035)	(15,698)	(14,362)
Cash flows from financing activities
Net increase in short-term debt	1,128	391	156
Proceeds from issuance of debt (original maturities greater than three months)	35,679	31,373	28,041
Payments on debt (original maturities greater than three months)	(17,256)	(19,524)	(20,191)
Payments to purchase stock	(3,520)	(3,277)	(2,438)
Dividends paid (including charge related to redemption and purchase of Series A Preferred Stock)	(2,242)	(3,165)	(1,687)
Other financing activities	(103)	(123)	(150)
Net cash provided by financing activities	13,686	5,675	3,731
Effect of exchange rate changes on cash and cash equivalents	(1,345)	(1,102)	(400)
Net increase (decrease) in cash and cash equivalents	(3,716)	(1,067)	1,599
Cash and cash equivalents at beginning of period	18,954	20,021	18,422
Cash and cash equivalents at end of period	$15,238	$18,954	$20,021

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$4,676	$3,313	$3,224
Mandatory conversion of Series B Preferred Stock into common stock (Note 19)			$4,854

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Series A Preferred Stock	Series B Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
			Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance January 1, 2013	$5,536	$4,855	$14	$23,834	$10,057	$(8,052)	$756	$37,000
Net income	—	—	—	—	5,346	—	(15)	5,331
Other comprehensive income	—	—	—	—	—	4,939	(18)	4,921
Purchase and cancellation of Series A Preferred Stock	(2,427)	—	—	—	—	—	—	(2,427)
Exercise of common stock warrants	—	—	—	3	—	—	—	3
Stock based compensation	—	—	—	75	—	—	—	75
Mandatory conversion of Series B Preferred Stock into common stock	—	(4,855)	1	4,854	—	—	—	—
Cash dividends paid on Series A Preferred Stock, charge related to purchase of Series A Preferred Stock and dividends on Series B Preferred Stock	—	—	—	—	(1,587)	—	—	(1,587)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	—	(82)	(82)
Other	—	—	—	14	—	—	(74)	(60)
Balance December 31, 2013	3,109	$—	15	28,780	13,816	(3,113)	567	43,174
Net income	—		—	—	3,949	—	69	4,018
Other comprehensive loss	—		—	—	—	(4,960)	(23)	(4,983)
Redemption and cancellation of Series A Preferred Stock	(3,109)		—	—	—	—	—	(3,109)
Purchase of common stock	—		—	(85)	(83)	—	—	(168)
Exercise of common stock warrants	—		1	38	—	—	—	39
Stock based compensation	—		—	206	(17)	—	—	189
Cash dividends paid on Series A Preferred Stock and charge related to redemption of Series A Preferred Stock	—		—	—	(1,160)	—	—	(1,160)
Cash dividends paid on common stock	—		—	—	(1,928)	—	—	(1,928)
Dividends declared or paid to noncontrolling interests	—		—	—	—	—	(73)	(73)
Other	—		—	(2)	—	—	27	25
Balance December 31, 2014	$—		16	28,937	14,577	(8,073)	567	36,024
Net income			—	—	9,687	—	(72)	9,615
Other comprehensive income			—	—	—	37	19	56
Purchase of common stock			(1)	(1,745)	(1,774)	—	—	(3,520)
Exercise of common stock warrants			—	46	—	—	—	46
Stock based compensation			—	369	(31)	—	—	338
Cash dividends paid on common stock			—	—	(2,174)	—	—	(2,174)
Dividends declared or paid to noncontrolling interests			—	—	—	—	(75)	(75)
Other			—	—	—	—	13	13
Balance December 31, 2015			$15	$27,607	$20,285	$(8,036)	$452	$40,323
Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation

General Motors Company was incorporated as a Delaware corporation in 2009. We design, build and sell cars, trucks and automobile parts worldwide. We also provide automotive financing services through GM Financial. We analyze the results of our business through the following segments: GMNA, GME, GMIO, GMSA and GM Financial. Nonsegment operations are classified as Corporate. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain nonsegment specific revenues and expenses.

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

Revenue Recognition

Automotive

Automotive net sales and revenue primarily consist of revenue generated from the sale of vehicles. Vehicle sales are recorded when title and risks and rewards of ownership have passed to our customers. For the majority of our automotive sales this occurs when a vehicle is released to the carrier responsible for transporting it to a dealer and when collectability is reasonably assured. Vehicle sales are recorded when the vehicle is delivered to the dealer in most remaining cases. Provisions for recurring or announced dealer and customer sales and leasing incentives, consisting of allowances and rebates, are recorded as reductions to Automotive net sales and revenue at the time of vehicle sales. All other incentives, allowances and rebates related to vehicles previously sold are recorded as reductions to Automotive net sales and revenue when announced. Taxes assessed by various government entities, such as sales, use and value-added taxes, collected at the time of sale are excluded from Automotive net sales and revenues.

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

Automotive Financing - GM Financial

Finance charge income earned on receivables is recognized using the effective interest method for retail finance receivables and accrual method for commercial finance receivables. Fees and commissions (including incentive payments) received and direct costs of originating loans are deferred and amortized over the term of the related finance receivables using the effective interest method and are removed from the consolidated balance sheets when the related finance receivables are sold, charged off or paid in full. Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession. Payments received on nonaccrual loans are first applied to any fees due, then to any interest due and then any remaining amounts are recorded to principal. Interest accrual generally resumes once an account has received payments bringing the delinquency to less than 60 days past due. Accrual of finance charge income on commercial finance receivables is generally suspended on accounts that are more than 90 days delinquent, upon receipt of a bankruptcy notice from a borrower, or where reasonable doubt exists about the full collectability of contractually agreed upon principal and interest. Payments received on nonaccrual loans are first applied to principal. Interest accrual resumes once an account has received payments bringing the account fully current and collection of contractual principal and interest is reasonably assured (including amounts previously charged off).

Income from operating lease assets, which includes lease origination fees, net of lease origination costs and incentives, is recorded as operating lease revenue on a straight-line basis over the term of the lease agreement.

Advertising and Promotion Expenditures

Advertising and promotion expenditures, which are expensed as incurred in Automotive selling, general and administrative expense, were $5.1 billion, $5.2 billion and $5.5 billion in the years ended December 31, 2015, 2014 and 2013.

Research and Development Expenditures

Research and development expenditures, which are expensed as incurred in Automotive cost of sales, were $7.5 billion, $7.4 billion and $7.2 billion in the years ended December 31, 2015, 2014 and 2013.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

An evaluation is made quarterly to determine if unrealized losses related to non-trading investments in securities are other-than-temporary. Factors considered include: (1) the length of time and extent to which the fair value has been below cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent to sell or likelihood to be forced to sell the security before any anticipated recovery.

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

Finance Receivables

Finance receivables are carried at amortized cost, net of allowance for loan losses.

The component of the allowance for retail finance receivables that is collectively evaluated for impairment is based on a statistical calculation which is supplemented by management judgment. GM Financial uses a combination of forecasting models to determine the allowance for loan losses. Factors that are considered when estimating the allowance include historical delinquency migration to loss, probability of default and loss given default. The loss confirmation period is a key assumption within the models and represents the average amount of time from when a loss event first occurs to when the receivable is charged-off. GM Financial also considers an evaluation of overall portfolio credit quality based on various indicators.

Retail finance receivables are generally charged off in the month in which the account becomes 120 days contractually delinquent if we have not yet recorded a repossession charge-off. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the contract, including accrued interest.

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less cost to sell, and considers general market and economic conditions, periodic reviews of current profitability of vehicles, product warranty costs and the effect of current and expected incentive offers at the balance sheet date. Net realizable value for off-lease and other vehicles is current auction sales proceeds less disposal and warranty costs. Productive material, work in process, supplies and service parts are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete.

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

We have significant investments in vehicle operating lease portfolios, which consist of vehicle leases to retail customers with lease terms of two to five years and vehicles leased to rental car companies with lease terms that average eight months or less. We are exposed to changes in the residual values of those assets. For impairment purposes the residual values represent estimates of the values of the vehicles leased at the end of the lease contracts and are determined based on forecasted auction proceeds when there is a reliable basis to make such a determination. Realization of the residual values is dependent on the future ability to market

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

the vehicles under prevailing market conditions. The adequacy of the estimate of the residual value is evaluated over the life of the lease and adjustments may be made to the extent the expected value of the vehicle at lease termination changes. Adjustments may be in the form of revisions to the depreciation rate or recognition of an impairment charge. Impairment is determined to exist if an impairment indicator exists and the expected future cash flows, which include estimated residual values, are lower than the carrying amount of the vehicles leased. If the carrying amount is considered impaired an impairment charge is recorded for the amount by which the carrying amount exceeds fair value. Fair value is determined primarily using the anticipated cash flows, including estimated residual values.

In our automotive operations when a leased vehicle is returned the asset is reclassified from Equipment on operating leases, net to Inventories at the lower of cost or estimated selling price, less cost to sell. Upon disposition proceeds are recorded in Automotive net sales and revenue and costs are recorded in Automotive cost of sales. In our automotive finance operations when a leased vehicle is returned or repossessed the asset is recorded in Other assets at the lower of cost or estimated selling price, less costs to sell. Upon disposition a gain or loss is recorded in GM Financial interest, operating and other expenses for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset.

Depreciation expense and impairment charges related to Equipment on operating leases, net are recorded in Automotive cost of sales or GM Financial interest, operating and other expenses.

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

Property, net

Property, plant and equipment, including internal use software, is recorded at cost. Major improvements that extend the useful life or add functionality are capitalized. The gross amount of assets under capital leases is included in property, plant and equipment. Expenditures for repairs and maintenance are charged to expense as incurred. We depreciate all depreciable property using the straight-line method. Leasehold improvements are amortized over the period of lease or the life of the asset, whichever is shorter. The amortization of the assets under capital leases is included in depreciation expense. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in earnings. Impairment charges related to property are recorded in Automotive cost of sales, Automotive selling, general and administrative expense or GM Financial interest, operating and other expenses.

Special Tools

Special tools represent product-specific powertrain and non-powertrain related tools, dies, molds and other items used in the vehicle manufacturing process. Expenditures for special tools are recorded at cost and are capitalized. We amortize special tools over their estimated useful lives using the straight-line method or an accelerated amortization method based on their historical and estimated production volume. Impairment charges related to special tools are recorded in Automotive cost of sales.

Goodwill

Goodwill is tested for impairment for all reporting units on an annual basis as of October 1, or more frequently if events occur or circumstances change that would warrant such a review. When performing our goodwill impairment testing, the fair values of our reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections. We make significant assumptions and estimates, which utilize Level 3 inputs, about the extent and timing of future cash flows, growth rates, market share and discount rates that represent unobservable inputs into our valuation methodologies. Our fair value estimates for annual and event-driven impairment tests assume the achievement of the future financial results contemplated in our forecasted cash flows and there can be no assurance that we will realize that value. Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly we calculate the implied goodwill for those reporting units failing Step 1 in the same manner that goodwill is recognized in a business combination pursuant to Accounting Standards Codification (ASC) 805.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Intangible Assets, net

Intangible assets, excluding goodwill, primarily include brand names, technology and intellectual property, customer relationships and dealer networks. Intangible assets are amortized on a straight-line or an accelerated method of amortization over their estimated useful lives. An accelerated amortization method reflecting the pattern in which the asset will be consumed is utilized if that pattern can be reliably determined. We consider the period of expected cash flows and underlying data used to measure the fair value of the intangible assets when selecting a useful life. Impairment charges related to intangible assets are recorded in Automotive selling, general and administrative expense or Automotive cost of sales. Amortization of developed technology and intellectual property is recorded in Automotive cost of sales. Amortization of brand names, customer relationships and our dealer networks is recorded in Automotive selling, general and administrative expense or GM Financial interest, operating and other expenses.

Valuation of Long-Lived Assets

The carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business are evaluated for impairment when events and circumstances warrant. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds fair value. Product-specific long-lived asset groups and non-product specific long-lived assets are separately tested for impairment on a reporting unit basis in GMNA and GME and tested at or within our various reporting units in GMIO, GMSA and GM Financial. Fair value is determined using either the market or sales comparison approach, cost approach or anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held for use until disposition. Product-specific assets may become impaired as a result of declines in vehicle profitability due to changes in volume, pricing or costs.

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

The cost of medical, dental, legal service and life insurance benefits provided through postretirement benefit plans is recorded in the period employees provide service. The cost of postretirement plan amendments that provide for benefits already earned by plan participants is amortized over the expected period of benefit which may be: (1) the average period to full eligibility; or (2) the average life expectancy of the plan participants.

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

The benefit obligation for pension plans in Canada, the United Kingdom and Germany represents 91% of the non-U.S. pension benefit obligation at December 31, 2015. The discount rates for plans in Canada, the United Kingdom and Germany are determined using a cash flow matching approach similar to the U.S. approach.

Plan Asset Valuation

Due to the lack of timely available market information for certain investments in the asset classes described below as well as the inherent uncertainty of valuation, reported fair values may differ from fair values that would have been used had timely available market information been available.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

Debt Securities

Valuations for debt securities are based on quotations received from independent pricing services or from dealers who make markets in such securities. Debt securities priced via pricing services that utilize matrix pricing which considers readily observable inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type as well as dealer supplied prices, are classified in Level 2. Debt securities within this category that are typically priced by dealers and pricing services via the use of proprietary pricing models which incorporate significant unobservable inputs are classified in Level 3. These inputs primarily consist of yield and credit spread assumptions, discount rates, prepayment curves, default assumptions and recovery rates.

Investment Funds, Private Equity and Debt Investments and Real Estate Investments

Investment funds, private equity and debt investments and real estate investments are valued based on the Net Asset Value (NAV) per Share (or its equivalent) as a practical expedient to estimate fair value due to the absence of readily available market prices.

NAV's are provided by the respective investment sponsors or investment advisers and are subsequently reviewed and approved by management. In the event management concludes a reported NAV does not reflect fair value or is not determined as of the financial reporting measurement date, we will consider whether and when deemed necessary to make an adjustment at the balance sheet date. In determining whether an adjustment to the external valuation is required, we will review material factors that could affect the valuation, such as changes to the composition or performance of the underlying investments or comparable investments, overall market conditions, expected sale prices for private investments which are probable of being sold in the short-term and other economic factors that may possibly have a favorable or unfavorable effect on the reported external valuation.

Extended Disability Benefits

We provide extended disability benefits for employees currently disabled and those in the active workforce who may become disabled in the form of income replacement, healthcare costs and life insurance premiums. We recognize a liability for extended disability benefits over the expected service period using measurement provisions similar to those used to measure our OPEB obligations based on our best estimate of the probable liability at the measurement date. We record actuarial gains and losses immediately in earnings.

Stock Incentive Plans

Our stock incentive plans include RSUs, Performance Share Units (PSUs), stock options and salary stock. We measure and record compensation expense based on the fair value of our common stock on the date of grant for RSUs and PSUs and the grant date fair value of stock options determined utilizing a lattice model or the Black-Scholes-Merton formula. Compensation cost for awards that do not have an established accounting grant date is based on the fair value of our common stock at the end of each reporting period. We record compensation cost for RSUs and PSUs on a straight-line basis over the entire vesting period, or for retirement eligible employees over the requisite service period. We use the graded vesting method to record compensation cost for stock options over the lesser of the vesting period or the time period an employee becomes eligible to retain the award at retirement. Salary stock awards are fully vested and nonforfeitable upon grant; therefore, compensation cost is recorded on the date of grant. The liability for stock incentive plan awards settled in cash is remeasured to fair value at the end of each reporting period.

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

Gains and losses arising from foreign currency transactions and the effects of remeasurements discussed in the preceding paragraph are recorded in Automotive cost of sales and GM Financial interest, operating and other expenses unless related to Automotive debt, which are recorded in Interest income and other non-operating income, net. Foreign currency transaction and remeasurement losses were $829 million, $437 million and $350 million in the years ended December 31, 2015, 2014 and 2013.

Derivative Financial Instruments

Automotive Financing - GM Financial

GM Financial recognizes all of its derivative financial instruments as either assets or liabilities at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified. GM Financial does not use derivative instruments for trading or speculative purposes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial utilizes interest rate cap and interest rate swap agreements to manage interest rate risk. The change in fair value of the cap and swap agreements is recorded in GM Financial interest, operating and other expenses. Cash flows for all derivative financial instruments are classified as operating activities.

GM Financial also utilizes certain interest rate swap agreements as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective and the swap has been designated as a fair value hedge, the changes in the fair value of the hedged debt are recorded in debt with the offset in GM Financial interest, operating and other expenses. The change in fair value of the related derivative (excluding accrued interest) is also recorded in GM Financial interest, operating and other expenses.

Recently Adopted Accounting Standards

In 2015 we adopted ASU 2015-02, “Amendments to the Consolidation Analysis” (ASU 2015-02), which is effective for annual reporting periods beginning on or after December 15, 2015, with early adoption permitted. ASU 2015-02 requires us to reassess whether certain entities should be consolidated. Also in 2015 we adopted the provisions of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03), whereby debt issuance costs associated with non-revolving debt are presented as a reduction to the debt principal balance. The adoption of ASU 2015-02 and ASU 2015-03 did not have a material impact on our consolidated financial statements. Certain prior year amounts were reclassified to conform to our current year presentation.

In 2015 we also adopted the provisions of ASU 2015-07, “Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”, in which investments measured at fair value using the net asset value per share method (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy and are separately presented to permit reconciliation of total pension plan assets. Refer to Note 13 for details of the impact of this adoption. Certain prior year amounts were reclassified to conform to our current year presentation.

Accounting Standards Not Yet Adopted

In November 2015 the Financial Accounting Standards Board (FASB) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which changes how deferred taxes are classified on our balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. Upon adoption, we anticipate reclassifying deferred income taxes of approximately $9 billion from current to non-current assets.

In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires us to recognize revenue when a customer obtains control rather than when we have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. ASU 2014-09, as amended, is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of annual periods beginning after December 15, 2016. We continue to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

In January 2016 the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements. ASU 2016-01 is effective beginning after December 15, 2017 and we are currently assessing the impact the adoption will have on our consolidated financial statements.

Note 3. Marketable Securities

The following table summarizes the fair value of cash equivalents and marketable securities which approximates cost (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	December 31, 2015	December 31, 2014
Cash, cash equivalents and time deposits		$7,730	$7,633
Available-for-sale securities
U.S. government and agencies	2	$5,329	$7,557
Corporate debt	2	6,267	7,984
Money market funds	1	2,275	2,480
Sovereign debt	2	1,219	824
Total available-for-sale securities		15,090	18,845
Trading securities – sovereign debt	2	581	1,698
Total marketable securities (including securities classified as cash equivalents)		$15,671	$20,543
Restricted cash and marketable securities
Available-for-sale securities, primarily money market funds	1	$1,340	$1,427
Restricted cash, cash equivalents and time deposits		833	846
Total restricted cash and marketable securities		$2,173	$2,273

Available-for-sale securities included above with contractual maturities
Due in one year or less		$10,843
Due between one and five years		1,998
Total available-for-sale securities with contractual maturities		$12,841

Marketable securities classified as cash equivalents totaled $7.5 billion and $11.3 billion at December 31, 2015 and 2014 and consisted of U.S. government and agency securities, corporate debt, money market funds and sovereign debt.

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $7.9 billion, $5.9 billion and $4.7 billion in the years ended December 31, 2015, 2014 and 2013. Cumulative unrealized gains and losses on available-for-sale securities and net unrealized gains and losses on trading securities were insignificant at and in the years ended December 31, 2015, 2014 and 2013.

Note 4. GM Financial Receivables, net

The following table summarizes the components of GM Financial receivables, net (dollars in millions):

	December 31, 2015			December 31, 2014
	Retail	Commercial	Total	Retail	Commercial	Total
Finance receivables	$29,124	$8,209	$37,333	$25,623	$7,606	$33,229
Less: allowance for loan losses	(735)	(47)	(782)	(655)	(40)	(695)
GM Financial receivables, net	$28,389	$8,162	$36,551	$24,968	$7,566	$32,534

Fair value of GM Financial receivables, net			$36,707			$33,106
Allowance for loan losses classified as current			$(601)			$(529)

GM Financial estimates the fair value of retail finance receivables using observable and unobservable inputs within a cash flow model, a Level 3 input. The inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables which is the basis for the calculation of the series of cash flows that derive the fair value of the portfolio. The series of cash flows is calculated and discounted using a weighted-average cost of capital or current interest rates. The weighted-average cost of capital uses unobservable debt and equity percentages, an unobservable cost of equity and an observable cost of debt based on companies with a similar credit rating and maturity profile as the portfolio. Macroeconomic factors could affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in GM Financial's cash flow model. A

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

substantial majority of GM Financial's commercial finance receivables have variable interest rates and maturities of one year or less. Therefore, the carrying amount is considered to be a reasonable estimate of fair value using Level 2 inputs.

The following table summarizes activity for the allowance for loan losses on finance receivables (dollars in millions):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$695	$548	$351
Provision for loan losses	624	604	475
Charge-offs	(999)	(914)	(643)
Recoveries	487	470	362
Effect of foreign currency	(25)	(13)	3
Balance at end of period	$782	$695	$548

The activity for the allowance for commercial loan losses was insignificant in the years ended December 31, 2015, 2014 and 2013.

Credit Quality

Retail Finance Receivables

GM Financial uses proprietary scoring systems in its underwriting process that measure the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO scores) and contract characteristics. In addition to GM Financial's proprietary scoring systems GM Financial considers other individual consumer factors such as employment history, financial stability and capacity to pay. Subsequent to origination GM Financial reviews the credit quality of retail receivables based on customer payment activity. At the time of loan origination substantially all of GM Financial's international consumers are considered to be prime credit quality. At December 31, 2015 and 2014, 60% and 83% of the retail finance receivables in North America were from consumers with sub-prime credit scores, which are defined as FICO scores of less than 620 at the time of loan origination.

GM Financial purchases retail finance contracts from automobile dealers without recourse, and accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At December 31, 2015 and 2014 the accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $778 million and $682 million. The following table summarizes the contractual amount of delinquent contracts, which is not significantly different than the recorded investment of the retail finance receivables (dollars in millions):

	December 31, 2015		December 31, 2014
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,237	4.2%	$1,083	4.2%
Greater-than-60 days delinquent	481	1.6%	432	1.7%
Total finance receivables more than 30 days delinquent	1,718	5.8%	1,515	5.9%
In repossession	46	0.2%	40	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,764	6.0%	$1,555	6.1%

Commercial Finance Receivables

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually, and if necessary, the dealer's risk rating is adjusted on the basis of the review. The credit lines for Group VI dealers are typically suspended and no further funding is extended to these dealers. At December 31, 2015 and 2014 the commercial finance receivables on non-accrual status were insignificant. The following table summarizes the credit risk profile by dealer grouping of the commercial finance receivables (dollars in millions):

	December 31, 2015	December 31, 2014
Group I – Dealers with superior financial metrics	$1,298	$1,050
Group II – Dealers with strong financial metrics	2,573	2,022
Group III – Dealers with fair financial metrics	2,597	2,599
Group IV – Dealers with weak financial metrics	1,058	1,173
Group V – Dealers warranting special mention due to potential weaknesses	501	524
Group VI – Dealers with loans classified as substandard, doubtful or impaired	182	238
	$8,209	$7,606

Note 5. Inventories

The following tables summarize the components of Inventories (dollars in millions):

	December 31, 2015
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$2,705	$713	$1,113	$616	$5,147
Finished product, including service parts	4,884	2,166	954	613	8,617
Total inventories	$7,589	$2,879	$2,067	$1,229	$13,764

	December 31, 2014
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$2,592	$778	$1,216	$794	$5,380
Finished product, including service parts	4,320	2,394	1,026	522	8,262
Total inventories	$6,912	$3,172	$2,242	$1,316	$13,642

Note 6. Equipment on Operating Leases, net

Automotive

Equipment on operating leases, net consists of vehicle sales to daily rental car companies with a guaranteed repurchase obligation. The following tables summarize information related to Equipment on operating leases, net (dollars in millions):

	December 31, 2015	December 31, 2014
Equipment on operating leases	$3,037	$3,822
Less: accumulated depreciation	(254)	(258)
Equipment on operating leases, net	$2,783	$3,564

	Years Ended December 31,
	2015	2014	2013
Depreciation expense	$341	$507	$218
Impairment charges	$215	$155	$168

Automotive Financing - GM Financial

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial originates leases to retail customers that are recorded as operating leases. The following table summarizes GM Financial equipment on operating leases, net (dollars in millions):

	December 31, 2015	December 31, 2014
GM Financial equipment on operating leases	$23,005	$8,268
Less: accumulated depreciation	(2,833)	(1,208)
GM Financial equipment on operating leases, net	$20,172	$7,060

Depreciation expense related to GM Financial equipment on operating leases, net was $2.3 billion, $868 million and $450 million in the years ended December 31, 2015, 2014 and 2013.

The following table summarizes minimum rental payments due to GM Financial as lessor under operating leases (dollars in millions):

	2016	2017	2018	2019	2020
Minimum rental receipts under operating leases	$3,359	$2,830	$1,494	$169	$4

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

Revenue and expenses of our joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income. The following table summarizes information regarding Equity income (dollars in millions):

	Years Ended December 31,
	2015	2014	2013
Automotive China JVs	$2,057	$2,066	$1,763
Other joint ventures	137	28	47
Total equity income	$2,194	$2,094	$1,810

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

The following tables summarize transactions with and balances related to our nonconsolidated affiliates (dollars in millions):

	Years Ended December 31,
	2015	2014	2013
Automotive sales and revenue	$1,764	$2,762	$2,724
Automotive purchases, net	$93	$311	$724
Dividends received	$2,047	$1,793	$1,719
Operating cash flows	$3,782	$4,321	$3,607

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2015	December 31, 2014
Accounts and notes receivable, net	$721	$706
Accounts payable	$179	$205
Undistributed earnings	$2,158	$2,011

Investment in Nonconsolidated Affiliates

The following table summarizes the carrying amount of investments in nonconsolidated affiliates (dollars in millions):

	December 31, 2015	December 31, 2014
Automotive China JVs	$7,997	$8,140
Other investments	1,204	210
Total equity in net assets of nonconsolidated affiliates	$9,201	$8,350

At December 31, 2015 and 2014 the carrying amount of our investments in certain joint ventures exceeded our share of the underlying net assets by $4.3 billion and $3.9 billion primarily related to goodwill from the application of fresh-start reporting and purchase of additional interests in nonconsolidated affiliates.

The following table summarizes our direct ownership interests in Automotive China JVs at December 31, 2015 and 2014:

Direct Ownership
SAIC General Motors Corp., Ltd. (SGM)	50%
SAIC GM (Shenyang) Norsom Motors Co., Ltd. (SGM Norsom)	25%
SAIC GM Dong Yue Motors Co., Ltd. (SGM DY)	25%
SAIC GM Dong Yue Powertrain Co., Ltd. (SGM DYPT)	25%
SAIC GM Wuling Automobile Co., Ltd.	44%
FAW-GM Light Duty Commercial Vehicle Co., Ltd.	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Shanghai Chengxin Used Car)	33%
SAIC General Motors Sales Co., Ltd. (SGMS)	49%

SGM is a joint venture established by Shanghai Automotive Industry Corporation (SAIC) (50%) and us (50%). SGM has interests in three other joint ventures in China: SGM Norsom, SGM DY and SGM DYPT. These three joint ventures are jointly held by SGM (50%), SAIC (25%) and us (25%). These four joint ventures are engaged in the production, import and sale of a comprehensive range of products under the Buick, Chevrolet and Cadillac brands. SGM also has interests in Shanghai OnStar (20%), Shanghai Chengxin Used Car (33%) and SAIC-GMAC (20%).

Summarized Financial Data of Nonconsolidated Affiliates

The following tables present summarized financial data for nonconsolidated affiliates (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2015			December 31, 2014
	Automotive China JVs	Others	Total	Automotive China JVs	Others	Total
Summarized Balance Sheet Data
Current assets	$17,270	$9,358	$26,628	$15,442	$2,636	$18,078
Non-current assets	10,801	4,266	15,067	9,758	1,507	11,265
Total assets	$28,071	$13,624	$41,695	$25,200	$4,143	$29,343

Current liabilities	$19,141	$8,477	$27,618	$16,141	$2,179	$18,320
Non-current liabilities	1,132	1,933	3,065	931	495	1,426
Total liabilities	$20,273	$10,410	$30,683	$17,072	$2,674	$19,746

Noncontrolling interests	$907	$6	$913	$1,043	$3	$1,046

	Years Ended December 31,
	2015	2014	2013
Summarized Operating Data
Automotive China JVs' net sales	$44,959	$43,853	$38,767
Others' net sales	3,571	3,171	1,830
Total net sales	$48,530	$47,024	$40,597

Automotive China JVs' net income	$4,290	$4,312	$3,685
Others' net income	435	91	50
Total net income	$4,725	$4,403	$3,735

Note 8. Property, net

The following table summarizes the components of Property, net (dollars in millions):

	Estimated Useful Lives in Years	December 31, 2015	December 31, 2014
Land		$1,636	$1,695
Buildings and improvements	5-40	5,562	5,236
Machinery and equipment	3-27	19,338	16,788
Construction in progress		4,633	4,114
Real estate, plants and equipment		31,169	27,833
Less: accumulated depreciation		(9,516)	(8,067)
Real estate, plants and equipment, net		21,653	19,766
Special tools, net	1-9	9,576	7,977
Total property, net		$31,229	$27,743

The amount of capitalized software included in Property, net was $907 million and $817 million at December 31, 2015 and 2014. The amount of interest capitalized and excluded from Automotive interest expense related to Property, net was $101 million, $70 million and $81 million in the years ended December 31, 2015, 2014 and 2013.

The following table summarizes depreciation, amortization and impairment charges related to Property, net (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2015	2014	2013
Depreciation and amortization expense	$4,251	$4,187	$3,959
Impairment charges	$628	$709	$901
Capitalized software amortization expense(a)	$378	$295	$244
__________

(a)	Included in depreciation and amortization expense.

Note 9. Goodwill and Intangible Assets, net

Goodwill

At December 31, 2015 and 2014 our entire goodwill balances of $1.4 billion were recorded in GM Financial.

Based on the results of our annual goodwill impairment tests for GMSA we recorded total Goodwill impairment charges of $120 million in the year ended December 31, 2014. The impairment charges primarily resulted from lower forecasted profitability in Brazil resulting from recent deterioration in local market conditions and in Venezuela resulting from challenging local market conditions, including unfavorable foreign exchange rates and the recent downward trend in the price of oil.

In the year ended December 31, 2013 we recorded Goodwill impairment charges of $541 million in GMIO as a result of performed event-driven goodwill impairment tests for: (1) GM Korea (GM Korea Company) as the fair value of GM Korea continued to be below its carrying amount due to ongoing economic weakness in certain markets to which GM Korea exports, lower forecasted margins resulting from higher raw material costs and unfavorable foreign exchange rates and our announced plans to cease mainstream distribution of the Chevrolet brand in Western and Central Europe; and (2) GM India due to lower than expected sales performance of our current product offerings in India, higher raw material costs, unfavorable foreign exchange rates and deterioration in local market conditions.

Intangible Assets

The following table summarizes the components of Intangible assets, net (dollars in millions):

	December 31, 2015			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$8,263	$7,838	$425	$8,289	$7,744	$545
Brands	4,427	808	3,619	4,447	683	3,764
Dealer network and customer relationships	1,019	496	523	1,094	434	660
Favorable contracts and other	327	318	9	345	331	14
Total intangible assets	$14,036	$9,460	$4,576	$14,175	$9,192	$4,983

The following table summarizes the amortization expense and impairment charges related to Intangible assets, net (dollars in millions):

	Years Ended December 31,
	2015	2014	2013
Amortization expense	$327	$676	$1,281
Impairment charges	$3	$16	$523

Amortization expense related to Intangible assets, net is estimated to be approximately $300 million in each of the next five years.

As a result of our strategic assessment of GM India we recorded impairment charges of $48 million in GMIO in the year ended December 31, 2013 to adjust the carrying amounts of Intangible assets, net, primarily favorable contract intangibles, to fair value

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

of $0 because of a lack of economic support associated with GM India's declining operations. These charges were recorded primarily in Automotive cost of sales.

We recorded impairment charges of $264 million in GMIO in the year ended December 31, 2013 to adjust the carrying amounts of Intangible assets, net, primarily dealer network intangibles related to the Chevrolet network in Europe, to fair value of $0 because we are winding down the dealer network in 2014 and we expect to incur losses during the wind-down period. These charges were recorded in Automotive cost of sales. Refer to Note 17 for additional information on the withdrawal of the Chevrolet brand from Europe.

Note 10. Variable Interest Entities

GM Financial uses special purpose entities (SPEs) that are considered VIEs to issue variable funding notes to third party bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing related assets transferred by GM Financial to the VIEs (Securitized Assets). GM Financial holds variable interests in the VIEs that could potentially be significant to the VIEs. GM Financial determined that it is the primary beneficiary of the SPEs because: (1) the servicing responsibilities for the Securitized Assets give GM Financial the power to direct the activities that most significantly impact the performance of the VIEs; and (2) the variable interests in the VIEs give GM Financial the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or its other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required and does not currently intend to provide additional financial support to these SPEs. While these subsidiaries are included in GM Financial's consolidated financial statements, they are separate legal entities and their assets are legally owned by them and are not available to GM Financial's creditors.

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs (dollars in millions):

	December 31, 2015	December 31, 2014
Restricted cash – current	$1,345	$1,110
Restricted cash – non-current	$531	$611
GM Financial receivables, net – current	$12,224	$11,134
GM Financial receivables, net – non-current	$12,597	$11,583
GM Financial equipment on operating leases, net	$11,684	$4,595
GM Financial short-term debt and current portion of long-term debt	$13,545	$10,502
GM Financial long-term debt	$15,841	$12,292

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction, and records a provision for loan losses to recognize probable loan losses inherent in the Securitized Assets.

Note 11. Accrued Liabilities and Other Liabilities

The following table summarizes the components of Accrued liabilities and Other liabilities (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2015	December 31, 2014
Current
Dealer and customer allowances, claims and discounts	$8,076	$8,035
Deposits primarily from rental car companies	5,051	6,089
Deferred revenue	2,227	1,622
Product warranty and related liabilities	3,487	3,582
Payrolls and employee benefits excluding postemployment benefits	2,378	2,144
Other	6,623	6,712
Total accrued liabilities	$27,842	$28,184
Non-current
Deferred revenue	$2,007	$1,556
Product warranty and related liabilities	5,792	6,064
Employee benefits excluding postemployment benefits	896	1,049
Postemployment benefits including facility idling reserves	833	1,259
Other	3,058	4,154
Total other liabilities	$12,586	$14,082

The following table summarizes activity for product warranty and related liabilities which include policy, product warranty, recall campaigns and courtesy transportation (dollars in millions):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$9,646	$7,601	$7,633
Warranties issued and assumed in period – recall campaigns and courtesy transportation	986	2,910	640
Warranties issued and assumed in period – policy and product warranty	2,325	2,540	2,757
Payments	(3,987)	(4,326)	(3,240)
Adjustments to pre-existing warranties	588	1,187	49
Effect of foreign currency and other	(279)	(266)	(238)
Balance at end of period	$9,279	$9,646	$7,601

In connection with ongoing comprehensive safety reviews, engineering analysis and our overall commitment to customer satisfaction we have experienced an increase in costs associated with repairs and courtesy transportation for vehicles subject to recalls. During the three months ended September 30, 2014 we began accruing the costs for recall campaigns at the time of vehicle sale in GMNA, which resulted in a charge due to a change in estimate for previously sold vehicles of $0.9 billion recorded in the three months ended June 30, 2014. We had historically accrued estimated costs related to recall campaigns in GMNA when probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced.

Note 12. Short-Term and Long-Term Debt

Automotive

The following table summarizes the components of our short-term and long-term debt (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2015	December 31, 2014
Secured debt	$220	$237
Unsecured debt	7,619	8,145
Capital leases	926	968
Total automotive debt(a)	$8,765	$9,350

Fair value utilizing Level 1 inputs	$6,972	$7,550
Fair value utilizing Level 2 inputs – a discounted cash flow model	2,116	2,249
Fair value of automotive debt	$9,088	$9,799

Available under credit facility agreements	$12,168	$12,026
Interest rate range on outstanding debt(b)	0.0-18.0%	0.0-18.0%
Weighted-average interest rate on outstanding short-term debt(b)	9.6%	6.4%
Weighted-average interest rate on outstanding long-term debt(b)	4.7%	4.3%
__________

(a)	Includes net discount and debt issuance costs of $549 million and $741 million at December 31, 2015 and 2014.

(b)	Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

The observable inputs of the discounted cash flow model included contractual repayment terms and benchmark yield curves, plus a spread based on our senior unsecured notes that is intended to represent our nonperformance risk. We obtain the benchmark yield curves and yields on unsecured notes from independent sources that are widely used in the financial industry.

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

The revolving credit facilities contain representations, warranties and covenants that are typical for these types of facilities. The facilities also require us to maintain at least $4.0 billion in global liquidity and at least $2.0 billion in U.S. liquidity and to guarantee any borrowings by our subsidiaries. If we fail to maintain an investment grade corporate rating from two or more of the credit rating agencies Fitch, Moody's and S&P, we will be required to provide guarantees from certain domestic subsidiaries under the terms of the facilities. Interest rates on obligations under the revolving credit facilities are based on prevailing annual interest rates for Eurodollar loans or an alternative base rate, plus an applicable margin.

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

Extinguishment of Debt

In the years ended December 31, 2015 and 2014 we prepaid and retired debt obligations with a total carrying amount of $538 million and $325 million which primarily represented unsecured debt in Brazil and recorded a net gain on extinguishment of debt

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

of $449 million and $202 million. In the year ended December 31, 2013 we prepaid and retired debt obligations with a total carrying amount of $1.8 billion which primarily represented the unamortized debt discount on GM Korea mandatorily redeemable preferred shares and recorded a net loss on extinguishment of debt of $212 million.

Automotive Financing - GM Financial

The following table summarizes the carrying amount and fair value of debt (dollars in millions):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$30,689	$30,671	$25,173	$25,228
Unsecured debt	23,657	23,726	12,142	12,479
Total GM Financial debt	$54,346	$54,397	$37,315	$37,707

Fair value utilizing Level 2 inputs – identical and similar instruments		$48,716		$32,790
Fair value utilizing Level 3 inputs		$5,681		$4,917

For debt that has terms of one year or less or has been priced within the last six months, the carrying amount or par value is considered to be a reasonable estimate of fair value. The fair value of debt measured utilizing Level 3 inputs was based on the discounted future net cash flows expected to be settled using current risk-adjusted rates.

Secured Debt

Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged finance receivables and leases. Refer to Note 10 for additional information on GM Financial's involvement with VIEs. Secured debt consists of revolving credit facilities and securitization notes payable. The weighted-average interest rate on secured debt was 1.99% at December 31, 2015.

The revolving credit facilities have maturity dates over periods ranging up to six years. At the end of the revolving period, if not renewed, the debt will amortize over a defined period. GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain secured credit facilities. In the year ended December 31, 2015 GM Financial entered into new or renewed credit facilities with substantially the same terms as existing debt and a total net additional borrowing capacity of $5.2 billion.

Securitization notes payable at December 31, 2015 are due beginning in 2016 through 2023. In the year ended December 31, 2015 GM Financial issued securitization notes payable of $14.3 billion.

Unsecured Debt

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. Senior notes outstanding at December 31, 2015 are due beginning in 2016 through 2025 and have a weighted-average interest rate of 3.37%. In the year ended December 31, 2015 GM Financial issued the following notes:

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

•	CAD $500 million of 3.08% senior notes issued in May and due in May 2020;

•	$2.3 billion in aggregate principal amount of senior notes issued in July comprising $1.5 billion of 3.2% notes due in July 2020 and $800 million of 4.3% notes due in July 2025;

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

•	$1.75 billion in aggregate principal amount of senior notes issued in October comprising $1.5 billion of 3.1% notes due in January 2019 and $250 million of floating rate notes due in January 2019; and

•	$1.0 billion of 3.7% senior notes issued in November and due in November 2020.

In the three months ended September 30, 2015 GM Financial began accepting deposits from retail banking customers in Germany. At December 31, 2015 the outstanding balance of these deposits was $1.3 billion, of which 44% were overnight deposits, and had a weighted-average interest rate of 1.25%.

The terms of advances on revolving credit facilities and other unsecured debt have original maturities of up to five years. The weighted-average interest rate on credit facilities and other unsecured debt was 8.72% at December 31, 2015.

Consolidated

Interest Expense

The following table summarizes interest expense (dollars in millions):

	Years Ended December 31,
	2015	2014	2013
Automotive	$443	$403	$334
Automotive Financing - GM Financial	1,616	1,426	715
Total interest expense	$2,059	$1,829	$1,049

Debt Maturities

The following table summarizes contractual maturities including capital leases at December 31, 2015 (dollars in millions):

	Automotive	Automotive Financing(a)	Total
2016	$816	$18,793	$19,609
2017	514	12,822	13,336
2018	1,621	9,147	10,768
2019	103	4,285	4,388
2020	70	4,427	4,497
Thereafter	6,190	5,050	11,240
	$9,314	$54,524	$63,838
________

(a)	Secured debt, credit facilities and other unsecured debt are based on expected payoff date. Senior notes principal amounts are based on maturity.

At December 31, 2015 future interest payments on automotive capital lease obligations were $388 million. GM Financial had no capital lease obligations at December 31, 2015.

Compliance with Debt Covenants

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Some of GM Financial’s secured and unsecured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability or GM Financial's ability to obtain additional borrowings. No technical defaults or covenant violations existed at December 31, 2015.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 13. Pensions and Other Postretirement Benefits

Employee Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans

Defined benefit pension plans covering eligible U.S. hourly employees (hired prior to October 2007) and Canadian hourly employees generally provide benefits of negotiated, stated amounts for each year of service and supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the defined benefit pension plans covering eligible U.S. (hired prior to January 1, 2001) and Canadian salaried employees and employees in certain other non-U.S. locations are generally based on years of service and compensation history. Accrual of defined pension benefits ceased in 2012 for U.S. and Canadian salaried employees. There is also an unfunded nonqualified pension plan covering primarily U.S. executives for service prior to January 1, 2007 and it is based on an “excess plan” for service after that date.

The funding policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable laws and regulations or to directly pay benefit payments where appropriate. At December 31, 2015 all legal funding requirements had been met. We expect to contribute $71 million to our U.S. non-qualified plans and $947 million to our non-U.S. pension plans in 2016. We also expect to make a discretionary contribution of $2.0 billion to our U.S. hourly pension plan by mid-2016 which is expected to be financed by debt. The following table summarizes contributions made to the defined benefit pension plans (dollars in millions):

	Years Ended December 31,
	2015	2014	2013
U.S. hourly and salaried	$95	$143	$128
Non-U.S.	1,120	770	886
Total	$1,215	$913	$1,014

Other Postretirement Benefit Plans

Certain hourly and salaried defined benefit plans provide postretirement medical, dental, legal service and life insurance to eligible U.S. and Canadian retirees and their eligible dependents. Certain other non-U.S. subsidiaries have postretirement benefit plans, although most non-U.S. employees are covered by government sponsored or administered programs. We made contributions to the U.S. OPEB plans of $340 million, $354 million and $393 million in the years ended December 31, 2015, 2014 and 2013. Plan participants' contributions were insignificant in the years ended December 31, 2015, 2014 and 2013.

Defined Contribution Plans

We have defined contribution plans for eligible U.S. salaried and hourly employees that provide discretionary matching contributions. Contributions are also made to certain non-U.S. defined contribution plans. We made contributions to our defined contribution plans of $535 million, $513 million and $502 million in the years ended December 31, 2015, 2014 and 2013.

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

Other Remeasurements

In the three months ended December 31, 2014 the Society of Actuaries issued new mortality and mortality improvement tables that raised life expectancies and thereby indicate the amount of estimated aggregate benefit payments to our U.S. pension plans' participants is increasing. We incorporated these Society of Actuaries mortality and mortality improvement tables into our December 31, 2014 measurement of our U.S. pension plans' benefit obligations. The change in these assumptions increased the December 31, 2014 U.S. pension plans' obligations by $2.2 billion. The mortality improvement tables issued by the Society of Actuaries in the three months ended December 31, 2015 did not result in any change in our current assumptions used to measure the U.S. pension plans’ obligations.

Pension and OPEB Obligations and Plan Assets

The following table summarizes the change in benefit obligations and related plan assets (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Change in benefit obligations
Beginning benefit obligation	$76,724	$27,897	$6,625	$71,480	$27,528	$6,348
Service cost	272	405	24	247	358	23
Interest cost	2,754	763	238	3,060	1,031	273
Actuarial (gains) losses	(2,623)	(256)	(209)	7,770	3,179	448
Benefits paid	(5,641)	(1,332)	(407)	(5,779)	(1,699)	(426)
Foreign currency translation adjustments	—	(3,332)	(225)	—	(2,536)	(108)
Curtailments, settlements and other	—	(382)	20	(54)	36	67
Ending benefit obligation	71,486	23,763	6,066	76,724	27,897	6,625
Change in plan assets
Beginning fair value of plan assets	65,823	14,669	—	64,166	14,986	—
Actual return on plan assets	795	997	—	7,346	1,893	—
Employer contributions	95	1,120	385	143	770	402
Benefits paid	(5,641)	(1,332)	(407)	(5,779)	(1,699)	(426)
Foreign currency translation adjustments	—	(2,017)	—	—	(1,232)	—
Settlements and other	—	(447)	22	(53)	(49)	24
Ending fair value of plan assets	61,072	12,990	—	65,823	14,669	—
Ending funded status	$(10,414)	$(10,773)	$(6,066)	$(10,901)	$(13,228)	$(6,625)
Amounts recorded in the consolidated balance sheets
Non-current assets	$—	$125	$—	$—	$111	$—
Current liabilities	(67)	(334)	(381)	(69)	(383)	(396)
Non-current liabilities	(10,347)	(10,564)	(5,685)	(10,832)	(12,956)	(6,229)
Net amount recorded	$(10,414)	$(10,773)	$(6,066)	$(10,901)	$(13,228)	$(6,625)
Amounts recorded in Accumulated other comprehensive loss
Net actuarial gain (loss)	$116	$(3,796)	$(689)	$452	$(5,019)	$(942)
Net prior service (cost) credit	31	(33)	63	35	(57)	88
Total recorded in Accumulated other comprehensive loss	$147	$(3,829)	$(626)	$487	$(5,076)	$(854)

The following table summarizes the total accumulated benefit obligations (ABO), the ABO and fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the PBO and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets (dollars in millions):

	December 31, 2015		December 31, 2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
ABO	$71,475	$23,388	$76,702	$27,425
Plans with ABO in excess of plan assets
ABO	$71,475	$22,683	$76,702	$26,510
Fair value of plan assets	$61,072	$12,160	$65,823	$13,638
Plans with PBO in excess of plan assets
PBO	$71,486	$23,052	$76,724	$26,935
Fair value of plan assets	$61,072	$12,170	$65,823	$13,643

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the components of net periodic pension and OPEB expense along with the assumptions used to determine benefit obligations (dollars in millions):

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.		U.S.	Non-U.S.
Components of expense
Service cost	$406	$431	$24	$380	$389	$23	$395	$425	$37
Interest cost	2,754	763	238	3,060	1,031	273	2,837	1,010	274
Expected return on plan assets	(3,896)	(798)	—	(3,914)	(873)	—	(3,562)	(823)	—
Amortization of prior service cost (credit)	(4)	15	(14)	(4)	17	(16)	(4)	19	(130)
Amortization of net actuarial (gains) losses	8	233	37	(91)	154	8	6	208	91
Curtailments, settlements and other(a)	—	124	—	(1)	3	—	(77)	(6)	(62)
Net periodic pension and OPEB (income) expense	$(732)	$768	$285	$(570)	$721	$288	$(405)	$833	$210
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.06%	3.20%	4.13%	3.73%	3.14%	3.83%	4.46%	4.10%	4.56%
Rate of compensation increase(b)	N/A	2.79%	4.21%	N/A	2.85%	4.21%	N/A	2.90%	4.21%
Weighted-average assumptions used to determine net expense
Discount rate	3.73%	3.15%	3.83%	4.46%	4.10%	4.56%	3.59%	3.69%	3.75%
Expected rate of return on plan assets	6.38%	6.23%	N/A	6.53%	6.28%	N/A	5.77%	5.70%	N/A
Rate of compensation increase(b)	N/A	2.85%	4.21%	N/A	2.90%	4.21%	N/A	2.77%	4.46%
_________

(a)	The curtailment charges recorded in the year ended December 31, 2015 were due primarily to the GM Canada hourly pension plan that was remeasured as a result of a voluntary separation program.

(b)	As a result of ceasing the accrual of additional benefits for salaried plan participants, the rate of compensation increase does not have a significant effect on our U.S. pension and OPEB plans.

U.S. pension plan service cost includes administrative expenses of $134 million, $133 million and $97 million in the years ended December 31, 2015, 2014 and 2013. Weighted-average assumptions used to determine net expense are determined at the beginning of the period and updated for remeasurements. Non-U.S. pension plan administrative expenses included in service cost were insignificant in the years ended December 31, 2015, 2014 and 2013.

Estimated amounts to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in the year ending December 31, 2016 based on December 31, 2015 plan measurements are $172 million, consisting primarily of amortization of the net actuarial loss in the non-U.S. pension plans.

Assumptions

Investment Strategies and Long-Term Rate of Return

Detailed periodic studies are conducted by our internal asset management group and outside actuaries and are used to determine the long-term strategic mix among asset classes, risk mitigation strategies and the expected long-term return on asset assumptions for the U.S. pension plans. The U.S. study includes a review of alternative asset allocation and risk mitigation strategies, anticipated future long-term performance and risk of the individual asset classes that comprise the plans' asset mix. Similar studies are performed for the significant non-U.S. pension plans with the assistance of outside actuaries and asset managers. While the studies incorporate data from recent plan performance and historical returns, the expected long-term return on plan asset assumptions are determined based on long-term prospective rates of return.

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

In setting new strategic asset mixes, consideration is given to the likelihood that the selected asset mixes will effectively fund the projected pension plan liabilities, while aligning with the risk tolerance of the plans' fiduciaries. The strategic asset mixes for

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

U.S. defined benefit pension plans are increasingly designed to satisfy the competing objectives of improving funded positions (market value of assets equal to or greater than the present value of the liabilities) and mitigating the possibility of a deterioration in funded status.

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

In December 2015 an investment policy study was completed for the U.S. pension plans. The study resulted in new target asset allocations being approved for the U.S. pension plans with resulting changes to the expected long-term rate of return on assets. The weighted-average long-term rate of return on assets decreased from 6.4% at December 31, 2014 to 6.3% at December 31, 2015. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

Target Allocation Percentages

The following table summarizes the target allocations by asset category for U.S. and non-U.S. defined benefit pension plans:

	December 31, 2015		December 31, 2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity	14%	21%	16%	27%
Debt	62%	50%	60%	47%
Other(a)	24%	29%	24%	26%
Total	100%	100%	100%	100%
__________

(a)	Primarily includes private equity, real estate and absolute return strategies which mainly consist of hedge funds.

Assets and Fair Value Measurements

The following tables summarize the fair value of U.S. and non-U.S. defined benefit pension plan assets by asset class (dollars in millions):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Pension Plan Assets
Common and preferred stocks	$7,637	$18	$8	$7,663	$10,033	$30	$3	$10,066
Government and agency debt securities(a)	—	14,318	—	14,318	—	16,143	—	16,143
Corporate and other debt securities	—	22,963	1	22,964	—	22,725	83	22,808
Other investments, net	466	130	472	1,068	662	(180)	711	1,193
Net plan assets subject to leveling	$8,103	$37,429	$481	46,013	$10,695	$38,718	$797	50,210
Plan assets measured at net asset value
Investment funds				6,321				6,172
Private equity and debt investments				4,529				5,347
Real estate investments				3,828				3,525
Total plan assets measured at net asset value				14,678				15,044
Other plan assets, net(b)				381				569
Net plan assets				$61,072				$65,823

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Non-U.S. Pension Plan Assets
Common and preferred stocks	$1,079	$1	$1	$1,081	$1,959	$3	$—	$1,962
Government and agency debt securities(a)	—	3,258	—	3,258	—	3,614	—	3,614
Corporate and other debt securities	—	1,953	1	1,954	—	1,986	—	1,986
Other investments, net	47	47	642	736	138	46	726	910
Net plan assets subject to leveling	$1,126	$5,259	$644	7,029	$2,097	$5,649	$726	8,472
Plan assets measured at net asset value
Investment funds				4,475				4,440
Private equity and debt investments				529				509
Real estate investments				1,095				1,262
Total plan assets measured at net asset value				6,099				6,211
Other plan assets (liabilities), net(b)				(138)				(14)
Net plan assets				$12,990				$14,669
__________

(a)	Includes U.S. and sovereign government issues.

(b)	Cash held by the plans, net of amounts receivable/payable for unsettled security transactions and payables for investment manager fees, custody fees and other expenses.

The activity attributable to U.S. and non-U.S. Level 3 defined benefit pension plan investments was insignificant in the years ended December 31, 2015 and 2014.

Alternative Investment Strategies

Investment funds consist primarily of funds of hedge funds, equity funds and fixed income funds. Funds of hedge funds managers typically seek to achieve their objectives by allocating capital across a broad array of funds and/or investment managers. Equity funds invest in U.S. common and preferred stocks as well as similar equity securities issued by companies incorporated, listed or domiciled in developed and/or emerging markets countries. Fixed income funds include investments in high quality funds and to a lesser extent, high yield funds. High quality fixed income funds invest in government securities, investment-grade corporate bonds and mortgage and asset-backed securities. High yield fixed income funds invest in high yield fixed income securities issued by corporations which are rated below investment grade. Other investment funds also included in this category primarily represent multi-strategy funds that invest in broadly diversified portfolios of equity, fixed income and derivative instruments.

Private equity and debt investments primarily consist of investments in private equity and debt funds. These investments provide exposure to and benefit from long-term equity investments in private companies, including leveraged buy-outs, venture capital and distressed debt strategies.

Real estate investments include funds that invest in entities which are primarily engaged in the ownership, acquisition, development, financing, sale and/or management of income-producing real estate properties, both commercial and residential. These funds typically seek long-term growth of capital and current income that is above average relative to public equity funds.

Significant Concentrations of Risk

The assets of the pension plans include certain investment funds, private equity and debt investments and real estate investments. Investment managers may be unable to quickly sell or redeem some or all of these investments at an amount close or equal to fair value in order to meet a plan's liquidity requirements or to respond to specific events such as deterioration in the creditworthiness of any particular issuer or counterparty.

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

The pension plans may invest in debt securities for which any change in the relevant interest rates for particular securities might result in an investment manager being unable to secure similar returns upon the maturity or the sale of securities. In addition changes to prevailing interest rates or changes in expectations of future interest rates might result in an increase or decrease in the fair value of the securities held. Interest rate swaps and other financial derivative instruments may be used to manage interest rate risk.

Pension Funding Requirements

Based on our current assumptions, we expect no significant mandatory contributions to our U.S. qualified pension plans for the next five years; however, we expect mandatory contributions totaling $2.1 billion to our Canada and United Kingdom pension plans over the next five years.

Benefit Payments

Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our Cash and cash equivalents. The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service (dollars in millions):

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	Global Plans
2016	$5,636	$1,464	$384
2017	$5,383	$1,335	$376
2018	$5,228	$1,264	$367
2019	$5,098	$1,258	$361
2020	$4,979	$1,255	$357
2021 - 2025	$22,874	$6,060	$1,745

Note 14. Derivative Financial Instruments

Automotive

At December 31, 2015 and 2014 our derivative instruments consisted primarily of options and forward contracts primarily related to foreign currency. We had derivative instruments in asset positions with notional amounts of $7.2 billion and $8.8 billion and liability positions with notional amounts of $264 million and $953 million at December 31, 2015 and 2014. The fair value of these derivative instruments was insignificant. In 2015 we designated certain foreign currency forward contracts as cash flow hedges. The notional amounts of these designated instruments were insignificant at December 31, 2015.

Automotive Financing - GM Financial

GM Financial had interest rate swaps and caps and foreign currency swaps in asset positions with notional amounts of $11.9 billion and $5.4 billion and liability positions with notional amounts of $13.9 billion and $8.5 billion at December 31, 2015 and 2014. The fair value of these derivative financial instruments was insignificant. In 2015 GM Financial designated certain interest rate swaps as fair value hedges of fixed rate debt with notional amounts of $1.0 billion at December 31, 2015.

Note 15. Commitments and Contingencies

The following table summarizes information related to the liabilities recorded for Commitments and contingencies (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2015	December 31, 2014
Litigation-related liability and tax administrative matters	$1,155	$1,000
Product liability	$712	$732
Ignition Switch Recall compensation program	$66	$315
Credit card programs(a)
Redemption liability – recorded in Accrued liabilities	$115	$87
Deferred revenue – recorded in Other liabilities	$258	$263
Environmental liability	$124	$133
Guarantees	$72	$88
__________

(a)
Credit card programs offer rebates that can be applied primarily against the purchase or lease of our vehicles. At December 31, 2015 and 2014 qualified cardholders had rebates available, net of deferred program revenue, of $2.0 billion and $2.3 billion.

Litigation-Related Liability and Tax Administrative Matters

In the normal course of business we are named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, that arise in connection with our business as a global company. We identify below the material individual proceedings and investigatory activity in connection with which we believe a material loss is reasonably possible or probable.

With regard to the various legal matters we have established reserves for matters for which we believe that losses are probable and can be reasonably estimated. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss. Accordingly it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our consolidated financial position, results of operations or cash flows in any particular reporting period. Reserves for losses deemed probable and reasonably estimable are recorded in Accrued liabilities and Other liabilities.

Proceedings Related to Ignition Switch and Other Recalls

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

Through January 27, 2016 we were aware of 100 putative class actions pending against GM in various federal and state trial courts in the U.S. alleging that consumers who purchased or leased vehicles manufactured by GM or General Motors Corporation had been economically harmed by one or more of the recalls announced in 2014 and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). Additionally through January 27, 2016 we were aware of 21 putative class actions pending in various Provincial Courts in Canada seeking relief similar to that sought in the economic-loss cases in the U.S. In the aggregate these economic-loss cases seek recovery for purported compensatory damages, such as alleged diminution in value of the vehicles, as well as punitive damages, injunctive relief and other relief. There are also two civil actions brought by state governmental entities relating to the 2014 recalls that seek injunctive relief as well as economic damages and attorneys' fees for alleged violations of state consumer protection statutes.

Through January 27, 2016 we were aware of 235 actions pending in various federal and state trial courts in the U.S. against GM alleging injury or death as a result of defects that may be the subject of recalls announced in 2014 (personal injury cases). Additionally through January 27, 2016 we were aware of nine actions pending in various Provincial Courts in Canada seeking relief similar to that sought in the personal injury cases in the U.S. In general, these personal injury cases seek recovery for purported compensatory damages, punitive damages and other relief.

Since June 2014 the United States Judicial Panel on Multidistrict Litigation (JPML) has issued orders from time to time directing that certain pending economic-loss and personal injury federal lawsuits involving faulty or allegedly faulty ignition switches or other defects that may be related to the recalls announced in the year ended December 31, 2014 be transferred to, and consolidated

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

in, a single federal court, the Southern District of New York (the multidistrict litigation). Through January 27, 2016 the JPML has transferred 262 pending cases to, and consolidated them with, the multidistrict litigation. At the court's suggestion, the parties to the multidistrict litigation engage from time to time in discussions of possible mechanisms to resolve pending litigation. As described below, on September 17, 2015 we announced that we had reached a memorandum of understanding with certain personal injury claimants regarding possible settlement of their claims.

Because many plaintiffs in the actions described in the above paragraphs are suing over the conduct of General Motors Corporation or vehicles manufactured by that entity for liabilities not expressly assumed by GM, we moved to enforce the terms of the July 2009 Sale Order and Injunction issued by the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court) to preclude claims from being asserted against us for, among other things, personal injuries based on pre-sale accidents, any economic-loss claims based on acts or conduct of General Motors Corporation and claims asserting successor liability for obligations owed by General Motors Corporation (successor liability claims). On April 15, 2015 the Bankruptcy Court issued a Decision precluding claims against us based upon pre-sale accidents, claims based upon the acts or conduct by General Motors Corporation and successor liability claims, except for claims asserting liabilities that had been expressly assumed by us in the July 2009 Sale Agreement and claims that could be asserted against us only if they were otherwise viable and arose solely out of our own independent post-closing acts and did not in any way rely on acts or conduct by General Motors Corporation. Plaintiffs have appealed the Bankruptcy Court’s decision and we have cross appealed with respect to certain issues to preserve our rights. The United States Court of Appeals for the Second Circuit (Second Circuit) has accepted a direct appeal of the matter and the parties have briefed the appeal pursuant to an expedited schedule set by the Second Circuit. Oral argument is scheduled for March 15, 2016. In addition on December 4, 2015 the Bankruptcy Court issued a judgment regarding certain issues left unresolved by the April 15, 2015 decision including the extent to which punitive damages could be asserted against GM based on claims involving vehicles manufactured by General Motors Corporation. Various groups of plaintiffs have appealed that decision to the district court overseeing the multidistrict litigation.

In the putative shareholder class action filed in the United States District Court for the Eastern District of Michigan (Shareholder Class Action), the court appointed the New York State Teachers’ Retirement System as the lead plaintiff. On January 15, 2015 the New York State Teachers’ Retirement System filed a Consolidated Class Action Complaint against GM and several current and former officers and employees (Defendants) on behalf of purchasers of our common stock from November 17, 2010 to July 24, 2014. The Consolidated Class Action Complaint alleges that Defendants made material misstatements and omissions relating to problems with the ignition switch and other matters in SEC filings and other public statements. On September 17, 2015 we announced that we had entered into a binding term sheet regarding settlement of this matter. On November 20, 2015 the district court granted its preliminary approval of the settlement and has scheduled a final settlement fairness hearing for April 20, 2016.

With regard to the shareholder derivative actions, the two shareholder derivative actions pending in the United States District Court for the Eastern District of Michigan have been consolidated and all proceedings, including those related to the motion to dismiss we filed in that court in October 2014, remain suspended pending disposition of the parallel action being litigated in Delaware Chancery Court. With regard to that pending litigation in Delaware Chancery Court, the four shareholder derivative actions pending in that court were consolidated and plaintiffs filed an amended consolidated complaint on October 13, 2014. On June 26, 2015 the Delaware Chancery Court granted our motion to dismiss the amended consolidated complaint. Plaintiffs have appealed that decision to the Delaware Supreme Court, which has set oral argument for February 10, 2016. With regard to the two derivative actions filed in the Circuit Court of Wayne County, Michigan, those actions have been consolidated and remain stayed pending disposition of the federal derivative actions.

In connection with the 2014 recalls, various investigations, inquiries and complaints have been received from the United States Attorney’s Office for the Southern District of New York (the Office), Congress, the SEC, Transport Canada and 50 state attorneys general. In connection with the foregoing we have received subpoenas and requests for additional information and we have participated in discussions with various governmental authorities. On June 3, 2015 we received notice of an investigation by the Federal Trade Commission concerning certified pre-owned vehicle advertising where dealers had certified vehicles that allegedly needed recall repairs. We believe we are cooperating fully with all requests for information in ongoing investigations. Such matters could in the future result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies.

As described more specifically below, substantial activity took place during the six months ended December 31, 2015 that resulted in total or partial resolution of several matters including the recognition of additional liabilities for such matters.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

First, with regard to the investigation by the Office, without prior notice, the Office approached us during the three months ended September 30, 2015 with a specific proposal. We accepted the proposal on September 16, 2015 and entered into the DPA with the Office regarding its investigation of the events leading up to certain recalls regarding faulty ignition switches announced in February and March 2014. Under the DPA we consented to the filing of a two-count information (the Information) in the U.S. District Court for the Southern District of New York (the Court) charging GM with: (1) a scheme to conceal material facts from a government regulator, in violation of Title 18, United States Code, Section 1001; and (2) wire fraud, in violation of Title 18, United States Code, Section 1343. We have pled not guilty to the charges alleged in the Information. Under the DPA we agreed to pay the United States $900 million as a financial penalty. Prior to the three months ended September 30, 2015 there had been little to no discussions concerning potential resolution of the matter such that no possible range of potential liability could be determined. Payment was made in the three months ended September 30, 2015.

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

In the DPA, we also agreed to retain an independent monitor (the Monitor) to review and assess our policies, practices or procedures related to statements about motor vehicle safety, the provision of information to those responsible for recall decisions, recall processes and addressing known defects in certified pre-owned vehicles. The Monitor’s authority will extend for a period of three years. The Office has the authority to lengthen the Monitor’s term for up to one year if the Office determines we have violated the DPA. Likewise, the Office may shorten the Monitor’s term if the Office determines that a monitor is no longer necessary. We are required to pay the compensation and expenses of the Monitor and of the persons hired under his or her authority. The Monitor commenced his term in October 2015.

Second, with regard to the Shareholder Class Action described previously, prior to the three months ended September 30, 2015 there had been no discussions concerning potential resolution of the matter such that no possible range of potential liability could be determined. During the three months ended September 30, 2015 the parties both commenced and reached a proposed settlement of the lawsuit. On September 17, 2015 we announced we had entered into a binding term sheet for the settlement of the Shareholder Class Action described above for $300 million. The court entered preliminary approval of the settlement on November 20, 2015 and has set a final settlement fairness hearing for April 20, 2016.

Third, in the three months ended September 30, 2015 GM and attorneys representing certain personal injury claimants in the multidistrict litigation engaged in substantive settlement discussions in which an agreement was reached as to both material financial and non-financial terms. On September 17, 2015 we announced we had reached a memorandum of understanding regarding a $275 million settlement that could potentially cover approximately 1,400 personal injury claimants who have lawsuits pending in the multidistrict litigation or who have otherwise asserted claims related to the Ignition Switch Recall or certain other recalls announced in 2014. Prior to the three months ended September 30, 2015 the parties had a substantial gap in their respective positions on financial issues such that no possible range of potential liability could be determined pursuant to the applicable accounting standard. Further, prior to the three months ended September 30, 2015 the parties had also either not engaged in meaningful discussions concerning material non-financial issues necessary for any agreement or had opposing positions on these issues. In December 2015 the court overseeing the multidistrict litigation established a qualified settlement fund and appointed a special master to administer certain facets of the settlement pursuant to the terms of the memorandum of understanding. The special master commenced his work in the three months ended December 31, 2015 and his work continues.

In the three months ended September 30, 2015 we recorded charges of approximately $1.5 billion in Automotive selling, general and administrative expense in Corporate as a result of the DPA financial penalty and the settlements of the Shareholder Class Action and the multidistrict litigation and other litigation associated with the ignition switch recalls described previously. These charges were treated as adjustments for EBIT-adjusted reporting purposes.

We believe it is probable that we will incur additional liabilities with regard to at least a portion of the remaining investigations, claims, and/or litigation relating to the ignition switch recalls and other related recalls, whether through settlement or judgment. With regard to pending personal injury claims, we have concluded from our analysis of available information that an additional $90 million in liability is probable beyond what has already been accrued. The related charges were recorded in Automotive selling,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

general and administrative expense in Corporate and treated as adjustments for EBIT-adjusted reporting purposes in the three months ended December 31, 2015. The total amount accrued at December 31, 2015 represents a combination of our best estimates and, where no such estimate is determinable, our estimate of the low end of the range of probable loss with regard to such claims. The ultimate resolution of these remaining investigations, claims and/or litigation could have a material adverse effect on our financial position, results of operations or cash flows.

In January 2016 the first of several “bellwether” trials, Scheuer v. General Motors, LLC, took place in the multidistrict litigation associated with the ignition switch recalls. On January 22, 2016 a Stipulation of Dismissal was filed by which plaintiff voluntarily dismissed his lawsuit with prejudice. No payment was made to plaintiff. Each bellwether trial will be tried on its facts and the result of any subsequent bellwether trial may be different from this first bellwether trial. Further, this first bellwether trial does not allow us to estimate the possible loss associated with the resolution of the multidistrict litigation. The second bellwether trial is expected to commence in March 2016.

The uncertainties referenced above include the legal theory or the nature of the claims, the complexity of the facts, the results of any investigation or litigation, and the timing of resolution of the investigations or litigation. For example, the appeal from the Bankruptcy Court’s April 2015 decision is currently pending before the Second Circuit (discussed previously), as is the appeal to the district court overseeing the multidistrict litigation from the Bankruptcy Court's December 2015 judgment. The resolution of these appeals could have a substantial impact on the potential liability of GM for acts or conduct of General Motors Corporation and what claims plaintiffs may pursue against GM in the multidistrict litigation and other courts. Further, there have been little or no discussions to date concerning any potential resolution of the SEC investigation, the state attorneys general’s investigations, the various claims for economic loss, or the claims concerning death or personal injury not covered by the memorandum of understanding, discussed previously. We will continue to consider potential resolution of open matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Canada Dealers' Claim

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against GM Canada on behalf of a purported class of over 200 former GM Canada dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GM Canada. In May 2009 in the context of the global restructuring of the business and the possibility that GM Canada might be required to initiate insolvency proceedings, GM Canada offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GM Canada dealer network and to facilitate winding down their operations in an orderly fashion by December 31, 2009 or such other date as GM Canada approved but no later than on October 31, 2010. The Plaintiff Dealers allege that the Dealer Sales and Service Agreements were wrongly terminated by GM Canada and that GM Canada failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” CAD $750 million, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues including: (1) whether GM Canada breached its obligation of "good faith" in offering the wind-down agreements; (2) whether GM Canada interfered with the Plaintiff Dealers' rights of free association; (3) whether GM Canada was obligated to provide a disclosure statement and/or disclose more specific information regarding its restructuring plans in connection with proffering the wind-down agreements; and (4) whether the Plaintiff Dealers can recover damages in the aggregate (as opposed to proving individual damages). A number of former dealers opted out of participation in the litigation, leaving 181 dealers in the certified class. Trial of the class issues was completed in the three months ended December 31, 2014. On July 8, 2015 the Ontario Superior Court dismissed the Plaintiff Dealers’ claim against GM Canada, holding that GM Canada did not breach any common law or statutory obligations toward the class members. The court also dismissed GM Canada’s counterclaim against the Plaintiff Dealers for repayment of the wind-down payments made to them by GM Canada as well as for other relief. All parties have filed notices of appeal. We anticipate that the appeal will be heard in the year ending December 31, 2016.

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) issued a decision affirming a decision of the Incheon District Court in a case involving five GM Korea employees that was contrary

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court) and initiated a constitutional challenge to the adverse interpretation of the relevant statute. In December 2013 the Supreme Court rendered a decision in a case involving another company not affiliated with us that addressed many of the issues presented in the cases pending against GM Korea and resolved many of them in a manner which we believe is favorable to GM Korea. In particular, while the Supreme Court held that fixed bonuses should be included in the calculation of Ordinary Wages, it also held that claims for retroactive application of this rule would be barred under certain circumstances. On May 29, 2014 the Supreme Court rendered its decision with respect to the case involving the five GM Korea hourly employees and remanded the case to the Seoul High Court consistent with its December 2013 ruling. This case was decided by the Seoul High Court on October 30, 2015 in GM Korea's favor. Plaintiffs appealed to the Supreme Court. In July 2014 GM Korea and its labor union also agreed to include bonuses and certain allowances in Ordinary Wages retroactive to March 1, 2014. Therefore our accrual related to these cases was reclassified from a contingent liability to the Pensions liability. We estimate our reasonably possible loss in excess of amounts accrued to be 585 billion South Korean Won (equivalent to $499 million) at December 31, 2015, which relates to periods before March 1, 2014. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. On November 26 and 27, 2015 the Supreme Court remanded two salary cases to the Seoul High Court for a review of the merits. At December 31, 2015 we identified a reasonably possible loss for salary cases in excess of the amounts accrued to be 174 billion South Korean Won (equivalent to $148 million). Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available. These cases are currently pending before various courts in Korea.

GM Financial Subpoena

In July 2014 GM Financial was served with a subpoena by the U.S. Department of Justice directing GM Financial to produce certain documents relating to the origination and securitization of sub-prime automobile loans by GM Financial and its subsidiaries and affiliates since 2007 in connection with an investigation by the U.S. Department of Justice in contemplation of a civil proceeding for potential violations of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. Among other matters, the subpoena requests information relating to the underwriting criteria used to originate these automobile loans and the representations and warranties relating to those underwriting criteria that were made in connection with the securitization of the automobile loans. GM Financial was subsequently served with additional investigative subpoenas from state attorneys general and other governmental offices to produce documents relating to its retail automobile loan business and securitization of automobile loans. In October 2014 GM Financial received a document request from the SEC in connection with its investigation into certain practices in sub-prime automobile loan securitization. GM Financial is investigating these matters internally and believes it is cooperating with all requests. These investigations are ongoing and could in the future result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of the investigations or any resulting proceedings would not materially and adversely affect GM Financial or any of its subsidiaries and affiliates.

Other Litigation-Related Liability and Tax Administrative Matters

Various other legal actions, governmental investigations, claims and proceedings are pending against us including matters arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; government regulations relating to payments to foreign companies; tax-related matters not subject to the provision of ASC 740, "Income Taxes" (indirect tax-related matters); and environmental matters.

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $400 million to $600 million. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2015. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $850 million.

Product Liability

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

With respect to product liability claims, other than claims relating to the ignition switch recalls discussed above, involving our and General Motors Corporation products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. In addition we indemnify dealers for certain product liability related claims including products sold by General Motors Corporation's dealers. Liabilities have been recorded in Accrued liabilities and Other liabilities for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. In light of vehicle recalls in recent years it is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

Ignition Switch Recall Compensation Program

In the three months ended June 30, 2014 we created a compensation program (the Program) for accident victims who died or suffered physical injury (or for their families) as a result of a faulty ignition switch related to the 2.6 million vehicles recalled in the three months ended March 31, 2014. The Program is being administered by an independent program administrator, who established a protocol that defined the eligibility requirements to participate in the Program. The Program accepted claims from August 1, 2014 through January 31, 2015 and received a total of 4,343 claims. The Program completed its claims review process in the three months ended September 30, 2015 and the independent program administrator determined that 399 claims were eligible for payment under the Program. Payments to eligible claimants began in the three months ended December 31, 2014 and will continue through the first quarter of 2016. At January 29, 2016 we had paid 345 eligible claimants $554 million out of the 362 claimants who accepted offers under the Program. The other 37 accident victims (or their families) chose not to participate in the Program and could pursue litigation against us. Accident victims (or their families) that accept a payment under the Program agree to settle all claims against GM related to the accident.

We recorded a charge of $400 million in the year ended December 31, 2014 and based on the Program's claims experience we recorded an additional $195 million in the year ended December 31, 2015. These charges were recorded in Automotive selling, general and administrative expense in Corporate and were treated as adjustments for EBIT-adjusted reporting purposes. Based on currently available information we believe our accrual at December 31, 2015 is adequate to cover the estimated costs under the Program. The following table summarizes the activity for the Program since its inception (dollars in millions):

Activity
Balance at April 1, 2014	$—
Provisions	400
Payments	(85)
Balance at December 31, 2014	315
Provisions	195
Payments	(444)
Balance at December 31, 2015	$66

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

The final outcome of environmental matters cannot be predicted with certainty at this time. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information obtained. In future periods new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. It is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition, results of operations and cash flows. At December 31, 2015 we estimate the remediation losses could range from $100 million to $210 million.

Guarantees

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. We also provide vehicle repurchase guarantees and payment guarantees on commercial loans outstanding with third parties such as dealers. These guarantees terminate in years ranging from 2016 to 2030 or upon the occurrence of specific events or are ongoing and we believe that the related potential costs incurred are adequately covered by recorded accruals. The maximum liability for these guarantees was $2.6 billion and $2.7 billion at December 31, 2015 and 2014, calculated as future undiscounted payments.

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

Other Matters

Brazil Excise Tax Incentive

In October 2012 the Brazilian government issued a decree which increased an excise tax rate by 30 percentage points, but also provided an offsetting tax incentive program that requires participating companies to meet certain criteria, such as local investment and fuel efficiency standards. Participating companies that fail to meet the required criteria are subject to clawback provisions and fines. At December 31, 2015 we believe it is reasonably assured that the program requirements will be met.

Korea Fuel Economy Certification

In 2014 we determined the certified fuel economy ratings on our Cruze 1.8L gasoline vehicles sold in Korea were incorrect. We retested and recertified the Cruze fuel economy ratings which fell below our prior certification and self-reported this issue to local government authorities. We voluntarily announced a customer compensation program for current and previous Cruze owners and recorded an insignificant charge in the three months ended December 31, 2014. In November 2014 the Korean government released new fuel economy certification guidelines. Since then, in accordance with the new guidelines, we have completed retesting and recertification of the Chevrolet Captiva 2.0L and 2.2L diesel vehicles and the Malibu 2.0L gas, 2.4L gas and 2.0 liquefied petroleum gas vehicles. The Captiva 2.0L diesel was subsequently selected for confirmatory testing by the Korean government and was approved. There are no other domestic models in production to be retested and recertified under the new guidelines.

India Tavera Emissions Compliance

In 2013 we determined there was an emissions compliance issue with certain Tavera models produced in India. We self-reported this issue in the three months ended September 30, 2013 to local government authorities and are continuing to cooperate. We developed a solution, and while the issue was not safety related, we voluntarily recalled the vehicles to serve our customers. We believe our accrual at December 31, 2015 is adequate to cover the estimated costs of the recalled vehicles.

Noncancelable Operating Leases

The following table summarizes our minimum commitments under noncancelable operating leases having initial terms in excess of one year, primarily for property (dollars in millions):

	2016	2017	2018	2019	2020	Thereafter
Minimum commitments(a)	$284	$232	$202	$178	$137	$385
Sublease income	(55)	(57)	(54)	(52)	(41)	(233)
Net minimum commitments	$229	$175	$148	$126	$96	$152
__________

(a)	Certain leases contain escalation clauses and renewal or purchase options.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Rental expense under operating leases was $357 million, $444 million and $477 million in the years ended December 31, 2015, 2014 and 2013.

Note 16. Income Taxes

The following table summarizes income before income taxes and equity income (dollars in millions):

	Years Ended December 31,
	2015	2014	2013
U.S. income	$5,594	$1,683	$4,880
Non-U.S. income (loss)	(70)	469	768
Income before income taxes and equity income	$5,524	$2,152	$5,648

Income Tax Expense (Benefit)

The following table summarizes Income tax expense (benefit) (dollars in millions):

	Years Ended December 31,
	2015	2014	2013
Current income tax expense (benefit)
U.S. federal	$5	$(23)	$(34)
U.S. state and local	(5)	154	88
Non-U.S.	860	671	512
Total current income tax expense	860	802	566
Deferred income tax expense (benefit)
U.S. federal	1,001	(581)	1,049
U.S. state and local	199	(60)	137
Non-U.S.	(3,957)	67	375
Total deferred income tax expense (benefit)	(2,757)	(574)	1,561
Total income tax expense (benefit)	$(1,897)	$228	$2,127

Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of our basis differences in investments in foreign subsidiaries and corporate joint ventures not deemed to be indefinitely reinvested. Taxes have not been provided on basis differences in investments primarily as a result of earnings in foreign subsidiaries and corporate joint ventures which are deemed indefinitely reinvested of $2.8 billion and $3.0 billion at December 31, 2015 and 2014. Additional basis differences related to investments in nonconsolidated Automotive China JVs exist of $4.1 billion at December 31, 2015 and 2014 primarily related to fresh-start reporting. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable. The Non-U.S. deferred income tax benefit in the year ended December 31, 2015 relates primarily to the release of valuation allowances in GME.

The following table summarizes a reconciliation of Income tax expense (benefit) compared with the amounts at the U.S. federal statutory income tax rate (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2015	2014	2013
Income tax expense at U.S. federal statutory income tax rate	$1,933	$753	$1,977
State and local tax expense	115	73	145
Non-U.S. income taxed at other than 35%	(28)	(72)	(168)
U.S. tax on Non-U.S. income	(417)	(8)	543
Change in valuation allowance	(3,666)	(402)	182
Change in tax laws	29	602	146
Research and manufacturing incentives	(367)	(279)	(490)
Goodwill impairment	—	41	124
Settlements of prior year tax matters	—	(275)	(473)
Realization of basis differences in affiliates	—	(256)	—
Foreign currency remeasurement	209	124	(21)
Financial penalty under the DPA(a)	315
Other adjustments	(20)	(73)	162
Total income tax expense (benefit)	$(1,897)	$228	$2,127
_________

(a)	Refer to Note 15 for additional information on the DPA.

Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities at December 31, 2015 and 2014 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities (dollars in millions):

	December 31, 2015	December 31, 2014
Deferred tax assets
Postretirement benefits other than pensions	$2,712	$2,958
Pension and other employee benefit plans	6,502	7,503
Warranties, dealer and customer allowances, claims and discounts	5,495	5,512
Property, plants and equipment	1,981	2,323
U.S. capitalized research expenditures	7,413	8,588
U.S. operating loss and tax credit carryforwards(a)	8,623	7,631
Non-U.S. operating loss and tax credit carryforwards(b)	5,826	6,505
Miscellaneous	3,316	3,286
Total deferred tax assets before valuation allowances	41,868	44,306
Less: valuation allowances	(5,021)	(9,659)
Total deferred tax assets	36,847	34,647
Deferred tax liabilities
Intangible assets	590	416
Net deferred tax assets	$36,257	$34,231
_________

(a)	At December 31, 2015 U.S. operating loss and tax credit carryforwards of $8.0 billion expire by 2035 if not utilized and the remaining balance of $607 million may be carried forward indefinitely.

(b)	At December 31, 2015 Non-U.S. operating loss and tax credit carryforwards of $1.7 billion expire by 2035 if not utilized and the remaining balance of $4.1 billion may be carried forward indefinitely.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Valuation Allowances

As a result of business restructuring and improving profitability in certain European businesses evidenced by three years of adjusted cumulative earnings and the completion of our near- and medium-term business plans in the three months ended December 31, 2015 that forecast continuing improvement in profitability, we determined that it was more likely than not that our future earnings will be sufficient to realize the deferred tax assets in these European businesses. Accordingly we reversed $3.9 billion of GME's valuation allowances resulting in an income tax benefit. We retained valuation allowances of $2.5 billion at December 31, 2015 against deferred tax assets in GME which we continue to believe do not meet the more likely than not threshold for releasing the valuation allowance.

At December 31, 2015 we retained additional valuation allowances against deferred tax assets of $2.5 billion, primarily in South Korea and India business units with cumulative losses in recent years and in the U.S. related to capital loss tax attributes and state loss carryforwards that we do not expect to have the ability to utilize within the carryforward periods.

Uncertain Tax Positions

The following table summarizes activity of the total amounts of unrecognized tax benefits (dollars in millions):

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$1,877	$2,530	$2,745
Additions to current year tax positions	54	184	251
Additions to prior years' tax positions	115	149	276
Reductions to prior years' tax positions	(378)	(603)	(535)
Reductions in tax positions due to lapse of statutory limitations	(201)	(164)	(73)
Settlements	(3)	(138)	(132)
Other	(79)	(81)	(2)
Ending balance	$1,385	$1,877	$2,530

At December 31, 2015 and 2014 there were $896 million and $1.2 billion of unrecognized tax benefits that if recognized would favorably affect our effective tax rate in the future. In the years ended December 31, 2015, 2014 and 2013 income tax related interest and penalties were insignificant. At December 31, 2015 and 2014 we had liabilities of $183 million and $246 million for income tax related interest and penalties.

In the year ended December 31, 2013 we remeasured a previously disclosed uncertain tax position and recorded a $473 million tax benefit that increased net operating loss carryforwards, reducing future taxable income.

At December 31, 2015 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

Other Matters

Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2005 to 2015 with various significant tax jurisdictions. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. Given the global nature of our operations there is a risk that transfer pricing disputes may arise.

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

Note 17. Restructuring and Other Initiatives

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

The following table summarizes the reserves related to restructuring and other initiatives and charges by segment, including postemployment benefit reserves and charges (dollars in millions):

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2013	$653	$590	$39	$38	$1,320
Additions, interest accretion and other	58	202	404	50	714
Payments	(182)	(299)	(111)	(68)	(660)
Revisions to estimates and effect of foreign currency	(32)	10	1	(4)	(25)
Balance at December 31, 2013(a)	497	503	333	16	1,349
Additions, interest accretion and other	42	675	213	83	1,013
Payments	(96)	(329)	(342)	(95)	(862)
Revisions to estimates and effect of foreign currency	16	(98)	(38)	(2)	(122)
Balance at December 31, 2014(a)	459	751	166	2	1,378
Additions, interest accretion and other	102	149	208	107	566
Payments	(77)	(549)	(160)	(97)	(883)
Revisions to estimates and effect of foreign currency	(341)	(81)	(53)	(5)	(480)
Balance at December 31, 2015(a)	$143	$270	$161	$7	$581
__________

(a)
The remaining cash payments related to these reserves for restructuring and other initiatives, including temporary layoff benefits of $14 million, $354 million and $353 million at December 31, 2015, 2014 and 2013 for GMNA, relate primarily to postemployment benefits to be paid.

Year Ended December 31, 2015

Restructuring and other initiatives related primarily to: (1) reversal of the U.S. Supplemental Unemployment Benefit Plan accrual for temporary layoff benefits of $317 million resulting from a plan amendment in the 2015 UAW Agreement at GMNA; (2) the change in our business model in Russia described below; and (3) separation and other programs in Australia, Korea, Thailand, Indonesia and India and the withdrawal of the Chevrolet brand from Europe which had a total cost since inception of $722 million and affected a total of approximately 5,490 employees at GMIO through December 31, 2015. We expect to complete these programs in GMIO in 2017 and incur additional restructuring and other charges of approximately $210 million.

Our 2015 labor agreement with the UAW includes cash severance incentive programs to qualified U.S. hourly employees. We will record restructuring charges of $250 million upon irrevocable acceptance received in February 2016.

Year Ended December 31, 2014

Restructuring and other initiatives related primarily to: (1) the termination of all vehicle and transmission production at our Bochum, Germany facility completed in December 2014, which had a total cost since inception of $841 million at GME; (2) separation programs in Australia and Korea, the withdrawal of the Chevrolet brand from Europe and the cessation of manufacturing in Australia which had a total cost since inception of $514 million at GMIO through December 31, 2014; and (3) completed

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

separation programs in Brazil and Venezuela which had a total cost since inception of $169 million at GMSA through December 31, 2014.

Year Ended December 31, 2013

Restructuring and other initiatives related primarily to: (1) cash severance incentive programs for skilled trade U.S. hourly employees and service cost for hourly layoff benefits at GMNA; (2) our plan to terminate all vehicle and transmission production at our Bochum, Germany facility by the end of 2014 which had a total cost since inception of $194 million at GME through December 31, 2013; (3) separation programs in Australia and Korea and programs related to the withdrawal of the Chevrolet brand from Europe, described below, which had a total cost since inception of $420 million at GMIO through December 31, 2013; and (4) active separation programs in Brazil which had a total cost since inception of $103 million at GMSA through December 31, 2013.

Change of Business Model in Russia

In March 2015 we announced plans to change our business model in Russia and have ceased manufacturing, eliminated Opel brand distribution and reduced Chevrolet brand distribution in the year ended December 31, 2015. This decision impacts 300 dealers and distributors and 1,130 employees. As a result we recorded pre-tax charges of $443 million at GME and GMIO through December 31, 2015, net of noncontrolling interests of $56 million. These charges included dealer restructuring and other contract cancellation costs of $103 million and employee severance costs of $13 million which are reflected in the table above. The remaining charges for cumulative translation adjustment associated with the substantial liquidation of certain legal entities and other of $183 million, sales incentives and inventory related costs of $144 million and asset impairment charges of $56 million are not included in the table above. We may incur additional charges for exit costs of up to approximately $100 million through 2016.

Withdrawal of the Chevrolet Brand from Europe

In December 2013 we announced our plans to focus our marketing and product portfolio on our Opel and Vauxhall brands in Western and Central Europe and cease mainstream distribution of the Chevrolet brand in those markets in 2015. This decision impacts approximately 1,200 Chevrolet dealers and distributors in the affected countries and approximately 480 Chevrolet Europe employees. In the three months ended December 31, 2013 we recorded pre-tax charges of $636 million, net of noncontrolling interests of $124 million. These charges included dealer restructuring costs of $233 million and employee severance costs of $30 million which are reflected in the table above. The remaining charges for intangible asset impairments of $264 million and sales incentive, inventory related and other costs of $233 million are not included in the table above. Refer to Note 9 for additional information on the intangible asset impairment charges.

Manufacturing Operations at Holden

In December 2013 we announced plans to cease vehicle and engine manufacturing and significantly reduce engineering operations at GM Holden Ltd. (Holden) by the end of 2017. Holden will continue to sell imported vehicles through its Holden dealer network and maintain its global design studio. This decision affects approximately 2,900 employees at certain Holden facilities. In the three months ended December 31, 2013 we recorded pre-tax charges of $536 million in Automotive cost of sales consisting primarily of asset impairment charges of $477 million, including property, plant and equipment, which are not included in the table above. The remaining charges relate to exit-related costs, including certain employee severance related costs, of which $59 million are included in the table above.

Note 18. Interest Income and Other Non-Operating Income, net

The following table summarizes the components of Interest income and other non-operating income, net (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2015	2014	2013
Interest income	$169	$211	$246
Foreign currency transaction and remeasurement gains (losses)	297	378	(154)
Gains on securities and other investments - realized and unrealized	7	13	691
Other	148	221	280
Total interest income and other non-operating income, net	$621	$823	$1,063

In December 2013 we sold our investment in Ally Financial common stock through a private offering for net proceeds of $880 million and recorded a gain of $483 million. Also in December 2013 we sold our seven percent investment in Peugeot S. A. (PSA) common stock for $339 million, net of disposal costs and we recorded a net gain of $152 million in Interest income and other non-operating income, net. Other includes net gains and losses on derivatives, dividends, royalties and deferred income recorded from technology agreement that ended in 2013.

Note 19. Stockholders’ Equity and Noncontrolling Interests

Preferred and Common Stock

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had 1.5 billion and 1.6 billion shares of common stock issued and outstanding at December 31, 2015 and 2014.

The following table summarizes significant features related to our preferred stock (dollars in millions, except for per share amounts):

	Liquidation Preference Per Share	Dividend Per Annum	Dividends Paid
			Years Ended December 31,
			2015	2014	2013
Series A Preferred Stock	$25.00	9.00%		$1,160	$1,370
Series B Preferred Stock	$50.00	4.75%			$237

Series A Preferred Stock

In December 2014 we redeemed all of the remaining outstanding shares of our Series A Preferred Stock at a price equal to the aggregate liquidation amount, including accumulated dividends, of $3.9 billion, which reduced Net income attributable to common stockholders by $809 million and is included within dividends paid in the table above.

In September 2013 we purchased 120 million shares (or 43.5% of the total shares outstanding) of our Series A Preferred Stock held by the New VEBA at a price equal to 108.1% of the aggregate liquidation amount for $3.2 billion, which reduced Net income attributable to common stockholders by $816 million and is included within dividends paid in the table above.

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

Common Stock

Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. No common stock dividends were declared or paid prior to 2014. Our dividends declared per common share were $1.38 and $1.20 and our total dividends declared on common stock were $2.2 billion and $1.9 billion for the years ended December 31, 2015 and 2014. Holders of common stock are entitled to one vote per share on all matters submitted to our stockholders for a vote. The liquidation rights

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

of holders of our common stock are secondary to the payment or provision for payment of all our debts and liabilities and to holders of our preferred stock, if any such shares are then outstanding.

In the year ended December 31, 2015 we purchased 102 million shares of our outstanding common stock for $3.5 billion as part of the common stock repurchase program announced in March 2015.

In September 2014 we repurchased 5 million shares of our outstanding common stock at a weighted-average price of $33.69 per share, to offset the dilution from the June 2014 grant of stock incentive awards under the 2014 Long-Term Incentive Plan.

Warrants

In July 2009 we issued two tranches of warrants, each to acquire 136 million shares of our common stock, to Motors Liquidation Company (MLC) which have all been distributed to creditors of General Motors Corporation and to the Motors Liquidation Company GUC Trust by MLC and one tranche of warrants to acquire 46 million shares of common stock to the New VEBA. The first tranche of MLC warrants is exercisable at any time prior to July 10, 2016 at an exercise price of $10.00 per share and the second tranche of MLC warrants is exercisable at any time prior to July 10, 2019 at an exercise price of $18.33 per share. The New VEBA warrants, which were subsequently sold by the New VEBA, had an exercise price of $42.31 per share and expired December 31, 2015. Upon exercise of the warrants, the shares issued will be included in the number of basic shares outstanding used in the computation of earnings per share. The number of shares of common stock underlying each of the warrants and the per share exercise price are subject to adjustment as a result of certain events, including stock splits, reverse stock splits and stock dividends. The number of warrants outstanding was 70 million and 165 million at December 31, 2015 and 2014.

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss (dollars in millions):

	Years Ended December 31,
	2015	2014	2013
Foreign Currency Translation Adjustments
Balance at beginning of period	$(1,064)	$(614)	$101
Other comprehensive loss before reclassification adjustment, net of tax(a)	(1,153)	(475)	(733)
Reclassification adjustment, net of tax(a)(b)	198	2	—
Other comprehensive loss, net of tax(a)	(955)	(473)	(733)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax(a)	(15)	23	18
Balance at end of period	$(2,034)	$(1,064)	$(614)
Defined Benefit Plans, Net
Balance at beginning of period	$(7,006)	$(2,501)	$(8,194)
Other comprehensive income (loss) before reclassification adjustment	817	(6,477)	8,679
Tax expense (benefit)	41	(1,854)	3,087
Other comprehensive income (loss) before reclassification adjustment, net of tax	776	(4,623)	5,592
Reclassification adjustment, net of tax(a)(c)	235	118	101
Other comprehensive income (loss), net of tax	1,011	(4,505)	5,693
Other comprehensive loss attributable to noncontrolling interests, net of tax(a)	(4)	—	—
Balance at end of period	$(5,999)	$(7,006)	$(2,501)
__________

(a)	The income tax effect was insignificant in the years ended December 31, 2015, 2014 and 2013.

(b)	Related to the change of our business model in Russia. Included in Automotive cost of sales. Refer to Note 17 for additional information.

(c)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 13 for additional information.

Note 20. Earnings Per Share

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

	Years Ended December 31,
	2015	2014	2013
Basic earnings per share
Net income attributable to stockholders	$9,687	$3,949	$5,346
Less: cumulative dividends on preferred stock and charge related to redemption and purchase of preferred stock(a)		(1,145)	(1,576)
Net income attributable to common stockholders	$9,687	$2,804	$3,770

Weighted-average common shares outstanding	1,586	1,605	1,393
Basic earnings per common share	$6.11	$1.75	$2.71
Diluted earnings per share
Net income attributable to common stockholders – basic	$9,687	$2,804	$3,770
Add: preferred dividends to holders of Series B Preferred Stock			218
Less: earnings adjustment for dilutive stock compensation rights	(1)	(18)
Net income attributable to common stockholders – diluted	$9,686	$2,786	$3,988

Weighted-average common shares outstanding – basic	1,586	1,605	1,393
Dilutive effect of warrants and awards under stock incentive plans	54	82	149
Dilutive effect of conversion of Series B Preferred Stock			134
Weighted-average common shares outstanding – diluted	1,640	1,687	1,676

Diluted earnings per common share	$5.91	$1.65	$2.38
__________

(a)	Includes earned but undeclared dividends of $15 million on our Series A Preferred Stock in the year ended December 31, 2013.

Prior to the December 2013 conversion to common shares, the Series B Preferred Stock was a participating security and, as such, required the application of the more dilutive of the two-class or if-converted method to calculate earnings per share when the applicable market value of our common stock was below or above the range of $33.00 to $39.60 per common share. On the mandatory conversion date of our Series B Preferred Stock, December 1, 2013, the applicable market value of our common stock was within the range of $33.00 to $39.60 per common share and, as such, we applied the if-converted method for purposes of calculating diluted earnings per share in the year ended December 31, 2013. The impact on diluted earnings per share was an increase of $0.13 in the year ended December 31, 2013 using the if-converted method as compared to the two-class method.
In the years ended December 31, 2015, 2014 and 2013 warrants to purchase 46 million shares were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares.

Note 21. Stock Incentive Plans

Stock incentive plan awards outstanding at December 31, 2015 consist of awards granted under the 2014 Long-Term Incentive Plan, the 2009 Long-Term Incentive Plan and the Salary Stock Plan. The 2014 Long-Term Incentive Plan was approved by stockholders in June 2014 and replaced the 2009 Long-Term Incentive Plan and Salary Stock Plan. These plans are administered by the Executive Compensation Committee of our Board of Directors. The aggregate number of shares with respect to which awards may be granted under the 2014 Long-Term Incentive Plan shall not exceed 60 million. In January 2014 we amended the 2009 Long-Term Incentive Plan and the Salary Stock Plan to provide cash payment, on a going forward basis, of dividend equivalents upon settlement to active employees and certain former employees with outstanding awards as of the amendment date.

Long-Term Incentive Plan

We grant to certain employees RSUs, PSUs and stock options under our 2014 Long-Term Incentive Plan and, prior to our 2014 Long-Term Incentive Plan, RSUs under our 2009 Long-Term Incentive Plan. Shares awarded under the plans are subject to forfeiture

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

if the participant leaves the company for reasons other than those permitted under the plans such as retirement, death or disability. Our practice is to issue new shares upon settlement of RSUs and PSUs. The following table summarizes awards granted or issued under these plans (units in millions):

	Years Ended December 31,
	2015	2014	2013
RSUs	2.8	8.2	7.3
PSUs	4.1	3.9
Stock options	26.4

RSU awards granted either cliff vest or ratably vest generally over a three-year service period, as defined in the terms of each award. Vesting and subsequent settlement will generally occur based upon employment at the end of each specified service period.

The ultimate number of PSUs earned will be determined at the end of the specified performance period, which is three years, based on performance criteria determined by the Executive Compensation Committee of the Board of Directors at the time of award. The number of shares earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. PSU awards generally vest and settle at the end of a three-year period.

Stock options were granted to senior leaders to maintain the leadership consistency needed to achieve our short-term and long-term goals. Each recipient was required to accept non-compete and non-solicitation covenants. These non-qualified stock options have a vesting feature whereby two-fifths of the award are exercisable approximately 19 months after the date of grant and the remainder vest ratably over the next three years based on the performance of our common stock relative to that of a specified peer group. The stock options expire 10 years from the grant date.

Salary Stock Plan

In the year ended December 31, 2013 a portion of each participant's salary was accrued on each salary payment date and converted to RSUs on a quarterly basis. In June 2013 we amended the plan to provide for cash or share settlement of awards based on election by the participant. The liability for these awards continues to be remeasured to fair value at the end of each reporting period.

RSUs, PSUs and Stock Options

The following table summarizes information about the RSUs, PSUs and stock options under our stock incentive plans (units in millions):

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
Units outstanding at January 1, 2015	19.9	$32.11	1.3
Granted	33.3	$10.70
Settled	(8.1)	$29.44
Forfeited or expired	(1.1)	$26.59
Units outstanding at December 31, 2015	44.0	$16.48	3.0

Units unvested and expected to vest at December 31, 2015	35.0	$14.54	3.3
Units vested and payable at December 31, 2015	7.6	$25.72
Units granted in the year ended December 31, 2014		$35.31
Units granted in the year ended December 31, 2013		$29.05

The following table summarizes compensation expense recorded for our stock incentive plans, which is recorded in Automotive cost of sales and Automotive selling, general and administrative expense (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2015	2014	2013
Compensation expense	$446	$245	$311
Income tax benefit	$151	$81	$100

At December 31, 2015 the total unrecognized compensation expense for nonvested equity awards granted was $294 million. This expense is expected to be recorded over a weighted-average period of 3.3 years. The total fair value of RSUs, PSUs and stock options vested in the years ended December 31, 2015, 2014 and 2013 was $228 million, $221 million and $342 million. In the years ended December 31, 2015, 2014 and 2013 total payments for 1.8 million, 2.4 million and 3.1 million RSUs settled under stock incentive plans were $64 million, $85 million and $94 million.

Note 22. Supplementary Quarterly Financial Information (Unaudited)

The following tables summarize supplementary quarterly financial information (dollars in millions, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Total net sales and revenue	$35,712	$38,180	$38,843	$39,621
Automotive gross margin	$3,690	$4,073	$5,082	$4,756
Net income	$908	$1,140	$1,341	$6,226
Net income attributable to stockholders	$945	$1,117	$1,359	$6,266
Basic earnings per common share	$0.58	$0.70	$0.86	$4.03
Diluted earnings per common share	$0.56	$0.67	$0.84	$3.92

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Total net sales and revenue	$37,408	$39,649	$39,255	$39,617
Automotive gross margin	$2,188	$2,611	$3,945	$4,266
Net income	$280	$287	$1,442	$2,009
Net income attributable to stockholders	$213	$278	$1,471	$1,987
Basic earnings per common share	$0.08	$0.12	$0.86	$0.69
Diluted earnings per common share	$0.06	$0.11	$0.81	$0.66

The three months ended December 31, 2015 included the following:

•	Income tax benefit of $3.9 billion related to the reversal of deferred tax asset valuation allowances at GME.

•	Gain on extinguishment of debt of $449 million related to unsecured debt in Brazil in GMSA on a pre-tax basis.

The three months ended September 30, 2015 included charges for various legal matters of approximately $1.5 billion related to the Ignition Switch Recall in Corporate on a pre-tax basis.

The three months ended June 30, 2015 included the following on a pre-tax basis:

•	Asset impairment charges of $297 million related to our Thailand subsidiaries in GMIO.

•	Charge of $604 million for the Venezuela currency devaluation in GMSA.

The three months ended March 31, 2015 included the following on a pre-tax basis:

•	Costs related to the change in our business model in Russia of $337 million in GME and $91 million in GMIO.

•	Charge of $150 million for Ignition Switch Recall compensation program in Corporate.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The three months ended December 31, 2014 included the following on a pre-tax basis:

•	Gain on extinguishment of debt of $207 million related to unsecured debt in Brazil in GMSA.

•	Asset impairment charges of $158 million related to our Thailand subsidiary in GMIO.

The three months ended September 30, 2014 included asset impairment charges of $194 million related to Russian subsidiaries in GME on a pre-tax basis.

The three months ended June 30, 2014 included the following on a pre-tax basis:

•	Recall campaign and courtesy transportation charges of $1.1 billion in GMNA.

•	Catch-up adjustment of $874 million related to change in estimate of recall campaigns in GMNA.

•	Charge of $400 million for Ignition Switch Recall compensation program in Corporate.

The three months ended March 31, 2014 included the following on a pre-tax basis:

•	Recall campaign and courtesy transportation charges of $1.3 billion in GMNA.

•	Charge of $419 million for the Venezuela currency devaluation in GMSA.

Note 23. Segment Reporting

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

Substantially all of the cars, trucks, crossovers and parts produced are marketed through retail dealers in North America, and through distributors and dealers outside of North America, the substantial majority of which are independently owned.

In addition to the products sold to dealers for consumer retail sales, cars, trucks and crossovers are also sold to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. Sales to fleet customers are completed through the network of dealers and in some cases sold directly to fleet customers. Retail and fleet customers can obtain a wide range of aftersale vehicle services and products through the dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories and extended service warranties.

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

The following tables summarize key financial information by segment (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Year Ended December 31, 2015
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$106,622	$18,704	$12,626	$7,820	$150		$145,922	$6,454	$(20)	$152,356
Income (loss) before interest and taxes-adjusted	$11,026	$(813)	$1,397	$(622)	$(1,001)		$9,987	$837	$(10)	$10,814
Adjustments(a)	$47	$(358)	$(383)	$(720)	$(1,785)		$(3,199)	$—	$—	(3,199)
Automotive interest income										169
Automotive interest expense										(443)
Gain on extinguishment of debt										449
Net (loss) attributable to noncontrolling interests										(72)
Income before income taxes										7,718
Income tax benefit										1,897
Net loss attributable to noncontrolling interests										72
Net income attributable to stockholders										$9,687
Equity in net assets of nonconsolidated affiliates	$94	$6	$8,113	$2	$—	$—	$8,215	$986	$—	$9,201
Total assets	$92,570	$13,361	$20,555	$7,049	$20,151	$(24,083)	$129,603	$66,081	$(1,164)	$194,520
Expenditures for property	$5,688	$1,070	$480	$485	$66	$(5)	$7,784	$90	$—	$7,874
Depreciation and amortization	$3,745	$412	$436	$268	$16	$(3)	$4,874	$2,297	$—	$7,171
Impairment charges	$370	$117	$324	$35	$—	$—	$846	$—	$—	$846
Equity income	$20	$2	$2,056	$—	$—	$—	$2,078	$116	$—	$2,194
__________

(a)
Consists primarily of net insurance recoveries related to flood damage of $47 million in GMNA; costs related to the change in our business model in Russia of $358 million in GME and $85 million in GMIO, which is net of noncontrolling interests; asset impairment charges of $297 million related to our Thailand subsidiaries in GMIO; Venezuela currency devaluation charges of $604 million and asset impairment charges of $116 million related to our Venezuela subsidiaries in GMSA; and charges related to the Ignition Switch Recall including the compensation program of $195 million and various settlements and legal matters of $1.6 billion in Corporate.

	At and For the Year Ended December 31, 2014
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$101,199	$22,235	$14,392	$13,115	$151		$151,092	$4,854	$(17)	$155,929
Income (loss) before interest and taxes-adjusted	$6,603	$(1,369)	$1,222	$(180)	$(580)		$5,696	$803	$(5)	$6,494
Adjustments(a)	$(975)	$(245)	$(180)	$(539)	$(400)		$(2,339)	$12	$—	(2,327)
Automotive interest income										211
Automotive interest expense										(403)
Gain on extinguishment of debt										202
Net income attributable to noncontrolling interests										69
Income before income taxes										4,246
Income tax expense										(228)
Net income attributable to noncontrolling interests										(69)
Net income attributable to stockholders										$3,949
Equity in net assets of nonconsolidated affiliates	$88	$6	$8,254	$2	$—	$—	$8,350	$—	$—	$8,350
Total assets	$92,864	$10,528	$22,949	$10,066	$24,308	$(29,041)	$131,674	$47,745	$(1,918)	$177,501
Expenditures for property	$4,985	$887	$681	$359	$127	$—	$7,039	$52	$—	$7,091
Depreciation and amortization	$4,122	$325	$419	$383	$75	$(4)	$5,320	$918	$—	$6,238
Impairment charges, excluding goodwill	$254	$302	$321	$3	$—	$—	$880	$—	$—	$880
Equity income	$19	$(45)	$2,120	$—	$—	$—	$2,094	$—	$—	$2,094
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Year Ended December 31, 2013
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$95,099	$21,962	$18,411	$16,478	$150		$152,100	$3,344	$(17)	$155,427
Income (loss) before interest and taxes-adjusted	$7,461	$(869)	$1,255	$327	$(494)		$7,680	$898	$—	$8,578
Adjustments(a)	$(100)	$153	$(1,169)	$(157)	$483		$(790)	$(15)	$—	(805)
Automotive interest income										246
Automotive interest expense										(334)
Loss on extinguishment of debt										(212)
Net loss attributable to noncontrolling interests										(15)
Income before income taxes										7,458
Income tax expense										(2,127)
Net loss attributable to noncontrolling interests										15
Net income attributable to stockholders										$5,346
Equity in net assets of nonconsolidated affiliates	$74	$95	$7,921	$4	$—	$—	$8,094	$—	$—	$8,094
Total assets	$87,978	$11,276	$22,100	$11,488	$26,421	$(29,252)	$130,011	$38,010	$(1,790)	$166,231
Expenditures for property	$5,466	$818	$724	$444	$92	$5	$7,549	$16	$—	$7,565
Depreciation and amortization	$3,896	$291	$694	$477	$63	$(1)	$5,420	$498	$(10)	$5,908
Impairment charges, excluding goodwill	$320	$135	$1,092	$45	$—	$—	$1,592	$—	$—	$1,592
Equity income	$15	$34	$1,760	$1	$—	$—	$1,810	$—	$—	$1,810
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

Automotive revenue is attributed to geographic areas based on the country in which our subsidiary is located. Automotive Financing revenue is attributed to the geographic area where the financing is originated. The following table summarizes information concerning principal geographic areas (dollars in millions):

	At and For the Years Ended December 31,
	2015		2014		2013
	Net Sales & Revenue	Long-Lived Assets	Net Sales & Revenue	Long-Lived Assets	Net Sales & Revenue	Long-Lived Assets
Automotive
U.S.	$100,008	$21,091	$93,559	$18,813	$88,784	$15,844
Non-U.S.	45,914	12,742	57,533	12,355	63,308	12,289
GM Financial
U.S.	4,357	18,501	2,549	5,477	2,233	2,472
Non-U.S.	2,077	1,890	2,288	1,755	1,102	1,043
Total consolidated	$152,356	$54,224	$155,929	$38,400	$155,427	$31,648

No individual country other than the U.S. represented more than 10% of our total Net sales and revenue or Long-lived assets.

Note 24. Supplemental Information for the Consolidated Statements of Cash Flows

The following table summarizes the sources (uses) of cash provided by Change in other operating assets and liabilities and Cash paid for income taxes and interest (dollars in millions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2015	2014	2013
Accounts receivable	$(254)	$(1,248)	$8
Purchases of wholesale receivables, net	(1,124)	(2,000)	—
Inventories	(1,350)	(309)	59
Automotive equipment on operating leases	159	(1,949)	(968)
Change in other assets	(397)	(213)	(563)
Accounts payable	1,953	19	(485)
Income taxes payable	60	(145)	(161)
Accrued liabilities and other liabilities	(801)	6,089	784
Total	$(1,754)	$244	$(1,326)
Cash paid for income taxes and interest
Cash paid for income taxes	$800	$947	$727
Cash paid for interest (net of amounts capitalized) – Automotive	$348	$301	$299
Cash paid for interest (net of amounts capitalized) – GM Financial	1,295	1,120	760
Total cash paid for interest (net of amounts capitalized)	$1,643	$1,421	$1,059

Note 25. Subsequent Events

In January 2016 we invested $500 million in Lyft, a privately held company, representing a 9% equity ownership interest. We plan to develop with Lyft an integrated network of on-demand autonomous vehicles in the U.S. We applied the cost method of accounting to our investment in Lyft.

Also in January 2016 we announced the next step in our strategy to redefine personal mobility with a new car-sharing service called Maven, which combines our multiple car-sharing programs under one single brand and will expand its offerings to multiple cities and communities in the U.S. Maven gives customers access to highly personalized, on-demand mobility services.

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

Our management, with the participation of our CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2015. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2015, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2015. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2015.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ MARY T. BARRA	/s/ CHARLES K. STEVENS III
Mary T. Barra Chairman & Chief Executive Officer	Charles K. Stevens III Executive Vice President and Chief Financial Officer
February 3, 2016	February 3, 2016

*  *  *  *  *  *  *

Item 9B. Other Information
None
*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to the Company's directors, officers, and employees, including the CEO, CFO, Controller and Chief Accounting Officer and any other persons performing similar functions. The text of our code of ethics, “Winning With Integrity,” has been posted on our website at www.gm.com/company/investors at Corporate Governance. We will provide a copy of the code of ethics without charge upon request to Corporate Secretary, General Motors Company, Mail Code 482-C25-A36, 300 Renaissance Center, P.O. Box 300, Detroit, MI 48265-3000. We will disclose on our website any amendment to or waiver from our code of ethics on behalf of any of our executive officers or directors.

*  *  *  *  *  *  *

Items 10, 11, 12, 13 and 14

Information required by (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2015 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except the information required by Item 10 with respect to our code of ethics in Item 10 above and disclosure of our executive officers, which is included in Item 1 of this report.

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
3.1
Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference
3.2
Bylaws of General Motors Company, as amended and restated as of June 9, 2015, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of General Motors Company filed July 23, 2015
Incorporated by Reference
4.1
Indenture dated as of September 27, 2013, between General Motors Company and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of General Motors Company filed April 30, 2014
Incorporated by Reference
4.2
First Supplemental Indenture dated as of September 27, 2013 to the Indenture dated as of September 27, 2013 between General Motors Company and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of General Motors Company filed May 22, 2014
Incorporated by Reference
4.3
Second Supplemental Indenture dated as of November 12, 2014 to the Indenture dated as of September 27, 2013 between General Motors Company and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K of General Motors Company filed November 12, 2014
Incorporated by Reference
10.1
Stockholders Agreement, dated as of October 15, 2009 between General Motors Company, the United States Department of the Treasury, Canada GEN Investment Corporation (fka 7176384 Canada Inc.), the UAW Retiree Medical Benefits Trust, and, for limited purposes, General Motors LLC, incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009
Incorporated by Reference
10.2
Equity Registration Rights Agreement, dated as of October 15, 2009, between General Motors Company, the United States Department of Treasury, Canada GEN Investment Corporation (fka 7176384 Canada Inc.), the UAW Retiree Medical Benefits Trust, Motors Liquidation Company, and, for limited purposes, General Motors LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Motors Liquidation Company filed October 21, 2009
Incorporated by Reference
10.3
Letter Agreement regarding Equity Registration Rights Agreement, dated October 21, 2010, among General Motors Company, the United States Department of Treasury, Canada GEN Investment Corporation, the UAW Retiree Medical Benefits Trust and Motors Liquidation Company, incorporated herein by reference to Exhibit 10.43 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed November 3, 2010
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
10.11
Form of General Motors Company Restricted Stock Unit Agreement (cash settlement) dated December 15, 2011 under the 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of General Motors Company filed February 27, 2012
Incorporated by Reference
10.12
Form of General Motors Company Restated Stock Agreement (share settlement) dated December 15, 2011 under the 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of General Motors Company filed February 27, 2012
Incorporated by Reference
10.13
General Motors Company Vehicle Operations — Senior Management Vehicle Program (SMVP) Supplement, revised December 15, 2005, incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of Motors Liquidation Company filed March 28, 2006
Incorporated by Reference
10.14
Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $30 original ($10 after stock split) exercise price and a July 10, 2016 expiration date, incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference
10.15
Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, as Warrant Agent, including a Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $55 original ($18.33 after stock split) exercise price and a July 10, 2019 expiration date, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference
10.16†
Amended and Restated Master Agreement, dated as of December 19, 2012, between General Motors Holdings LLC and Peugeot S.A., incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2014
Incorporated by Reference
10.17†
Amended and Restated 3-Year Revolving Credit Agreement, dated as of October 17, 2014, among General Motors Company, General Motors Financial Company, Inc., GM Europe Treasury Company AB, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 22, 2014
Incorporated by Reference
10.18†
Amended and Restated 5-Year Revolving Credit Agreement, dated as of October 17, 2014, among General Motors Company, General Motors Financial Company, Inc., General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 22, 2014.
Incorporated by Reference
10.19
Director's Service Agreement between Adam Opel AG and Dr. Karl-Thomas Neumann, incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2014
Incorporated by Reference
10.20
Amendment to Warrant Agreements between General Motors Company and U.S. Bank National Association incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed April 24, 2014
Incorporated by Reference
10.21
Form of General Motors Company Restricted Stock Unit Award Agreement under the 2014 Long-Term Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed July 24, 2014
Incorporated by Reference
10.22
Form of General Motors Company Performance Stock Unit Award Agreement under the 2014 Long-Term Incentive Plan incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Motors Company filed July 24, 2014
Incorporated by Reference
10.23
Form of Non-Qualified Stock Option Agreement under the 2014 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed July 30, 2015
Incorporated by Reference
12	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the Years Ended December 31, 2015, 2014, 2013, 2012 and 2011	Filed Herewith
21	Subsidiaries of the Registrant as of December 31, 2015	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm for audited financial statements of General Motors Company	Filed Herewith
23.2	Consent of Independent Auditors for audited financial statements of SAIC General Motors Corp., Ltd.	Filed Herewith
24	Power of Attorney for Directors of General Motors Company	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
99.1
SAIC General Motors Corp., Ltd. (F.K.A. Shanghai General Motors Corp., Ltd.) and subsidiaries audited consolidated financial statements including the consolidated balance sheet as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, equity and cash flow for the years then ended
Filed Herewith
101.INS*	XBRL Instance Document	Filed Herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

†	Certain confidential portions have been omitted pursuant to a granted request for confidential treatment, which has been separately filed with the SEC.
*	Submitted electronically with this Report.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ MARY T. BARRA
Mary T. Barra Chairman & Chief Executive Officer
Date:	February 3, 2016

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 3rd day of February 2016 by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ MARY T. BARRA	Chairman & Chief Executive Officer
Mary T. Barra

/s/ CHARLES K. STEVENS III	Executive Vice President and Chief Financial Officer
Charles K. Stevens III

/s/ THOMAS S. TIMKO	Vice President, Controller and Chief Accounting Officer
Thomas S. Timko

/s/ THEODORE M. SOLSO	Lead Director
Theodore M. Solso

/s/ JOSEPH J. ASHTON	Director
Joseph J. Ashton

/s/ STEPHEN J. GIRSKY	Director
Stephen J. Girsky

/s/ LINDA R. GOODEN	Director
Linda R. Gooden

/s/ JOSEPH JIMENEZ	Director
Joseph Jimenez

/s/ KATHRYN V. MARINELLO	Director
Kathryn V. Marinello

/s/ ADMIRAL MICHAEL G. MULLEN, USN (ret.)	Director
Admiral Michael G. Mullen, USN (ret.)

/s/ JAMES J. MULVA	Director
James J. Mulva

/s/ PATRICIA F. RUSSO	Director
Patricia F. Russo

/s/ THOMAS M. SCHOEWE	Director
Thomas M. Schoewe

/s/ CAROL M. STEPHENSON	Director
Carol M. Stephenson