Form 10-Q
period 2016-03-31
General Motors Co
filed 2016-04-21
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 14, 2016 the number of shares outstanding of common stock was 1,539,825,376 shares.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net sales and revenue
Automotive	$35,195	$34,364
GM Financial	2,070	1,348
Total net sales and revenue	37,265	35,712
Costs and expenses
Automotive cost of sales	30,589	30,674
GM Financial interest, operating and other expenses	1,886	1,168
Automotive selling, general and administrative expense	2,818	3,117
Total costs and expenses	35,293	34,959
Operating income	1,972	753
Automotive interest expense	127	110
Interest income and other non-operating income, net	85	241
Equity income (Note 5)	560	553
Income before income taxes	2,490	1,437
Income tax expense (Note 11)	559	529
Net income	1,931	908
Net loss attributable to noncontrolling interests	22	37
Net income attributable to common stockholders	$1,953	$945
Earnings per share (Note 14)
Basic
Basic earnings per common share	$1.26	$0.58
Weighted-average common shares outstanding	1,546	1,617
Diluted
Diluted earnings per common share	$1.24	$0.56
Weighted-average common shares outstanding	1,580	1,686

Dividends declared per common share	$0.38	$0.30

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$1,931	$908
Other comprehensive income (loss), net of tax (Note 13)
Foreign currency translation adjustments and other	84	197
Defined benefit plans, net	(122)	554
Other comprehensive income (loss), net of tax	(38)	751
Comprehensive income	1,893	1,659
Comprehensive loss attributable to noncontrolling interests	42	28
Comprehensive income attributable to stockholders	$1,935	$1,687

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts) (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$14,894	$15,238
Marketable securities (Note 2)	6,537	8,163
Restricted cash and marketable securities (Note 2; Note 6 at VIEs)	1,716	1,590
Accounts and notes receivable, net	8,988	8,337
GM Financial receivables, net (Note 3; Note 6 at VIEs)	19,225	18,051
Inventories (Note 4)	15,817	13,764
Equipment on operating leases, net	2,199	2,783
Other current assets	1,658	1,482
Total current assets	71,034	69,408
Non-current Assets
Restricted cash and marketable securities (Note 2; Note 6 at VIEs)	639	583
GM Financial receivables, net (Note 3; Note 6 at VIEs)	19,145	18,500
Equity in net assets of nonconsolidated affiliates (Note 5)	9,640	9,201
Property, net	32,652	31,229
Goodwill and intangible assets, net	5,891	5,947
GM Financial equipment on operating leases, net (Note 6 at VIEs)	24,538	20,172
Deferred income taxes (Note 1)	36,374	36,860
Other assets	3,705	2,438
Total non-current assets	132,584	124,930
Total Assets	$203,618	$194,338
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$26,766	$24,062
Short-term debt and current portion of long-term debt (Note 7)
Automotive	832	817
GM Financial (Note 6 at VIEs)	20,756	18,745
Accrued liabilities	26,633	27,593
Total current liabilities	74,987	71,217
Non-current Liabilities
Long-term debt (Note 7)
Automotive	9,946	7,948
GM Financial (Note 6 at VIEs)	39,615	35,601
Postretirement benefits other than pensions (Note 9)	5,720	5,685
Pensions (Note 9)	19,245	20,911
Other liabilities	12,780	12,653
Total non-current liabilities	87,306	82,798
Total Liabilities	162,293	154,015
Commitments and contingencies (Note 10)
Equity (Note 13)
Common stock, $0.01 par value	15	15
Additional paid-in capital	27,463	27,607
Retained earnings	21,508	20,285
Accumulated other comprehensive loss	(8,054)	(8,036)
Total stockholders’ equity	40,932	39,871
Noncontrolling interests	393	452
Total Equity	41,325	40,323
Total Liabilities and Equity	$203,618	$194,338

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net income	$1,931	$908
Depreciation, amortization and impairment charges	2,292	1,757
Foreign currency remeasurement and transaction losses	162	188
Amortization of discount and issuance costs on debt issues	45	36
Undistributed earnings of nonconsolidated affiliates, net	(519)	(539)
Pension contributions and OPEB payments	(1,922)	(393)
Pension and OPEB (income) expense, net	(151)	43
Provision for deferred taxes	731	343
Change in other operating assets and liabilities	(2,733)	(1,968)
Net cash provided by (used in) operating activities	(164)	375
Cash flows from investing activities
Expenditures for property	(2,285)	(1,684)
Available-for-sale marketable securities, acquisitions	(1,773)	(1,634)
Trading marketable securities, acquisitions	(104)	(522)
Available-for-sale marketable securities, liquidations	3,272	2,467
Trading marketable securities, liquidations	291	386
Acquisition of companies/investments, net of cash acquired	(516)	(1,051)
Increase in restricted cash and marketable securities	(284)	(221)
Decrease in restricted cash and marketable securities	95	68
Purchases of finance receivables	(4,161)	(4,067)
Principal collections and recoveries on finance receivables	3,271	2,814
Purchases of leased vehicles, net	(5,111)	(2,252)
Proceeds from termination of leased vehicles	481	185
Other investing activities	2	43
Net cash used in investing activities	(6,822)	(5,468)
Cash flows from financing activities
Net increase in short-term debt	738	98
Proceeds from issuance of debt (original maturities greater than three months)	12,234	6,155
Payments on debt (original maturities greater than three months)	(5,550)	(3,109)
Payments to purchase common stock	(300)	(300)
Dividends paid	(588)	(488)
Other financing activities	(51)	3
Net cash provided by financing activities	6,483	2,359
Effect of exchange rate changes on cash and cash equivalents	159	(444)
Net decrease in cash and cash equivalents	(344)	(3,178)
Cash and cash equivalents at beginning of period	15,238	18,954
Cash and cash equivalents at end of period	$14,894	$15,776
Significant Non-cash Investing Activity
Non-cash property additions	$2,430	$1,649

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$16	$28,937	$14,577	$(8,073)	$567	$36,024
Net income	—	—	945	—	(37)	908
Other comprehensive income	—	—	—	742	9	751
Purchase of common stock	—	(168)	(207)	—	—	(375)
Exercise of common stock warrants	—	39	—	—	—	39
Stock based compensation	—	11	(5)	—	—	6
Cash dividends paid on common stock	—	—	(485)	—	—	(485)
Dividends declared or paid to noncontrolling interests	—	—	—	—	(47)	(47)
Other	—	—	—	—	2	2
Balance at March 31, 2015	$16	$28,819	$14,825	$(7,331)	$494	$36,823

Balance at January 1, 2016	$15	$27,607	$20,285	$(8,036)	$452	$40,323
Net income	—	—	1,953		(22)	1,931
Other comprehensive loss	—	—	—	(18)	(20)	(38)
Purchase of common stock	—	(167)	(133)	—	—	(300)
Exercise of common stock warrants	—	7	—	—	—	7
Stock based compensation	—	15	(10)	—	—	5
Cash dividends paid on common stock	—	—	(587)	—	—	(587)
Dividends declared or paid to noncontrolling interests	—	—	—	—	(8)	(8)
Other	—	1	—	—	(9)	(8)
Balance at March 31, 2016	$15	$27,463	$21,508	$(8,054)	$393	$41,325

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation

General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells cars, trucks, crossovers and automobile parts worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our business through the following segments: GM North America (GMNA), GM Europe (GME), GM International Operations (GMIO), GM South America (GMSA) and GM Financial. Nonsegment operations are classified as Corporate. Corporate includes certain centrally recorded income and costs, such as interest, income taxes and corporate expenditures and certain nonsegment specific revenues and expenses.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2015 Form 10-K. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions.

Effective January 1, 2016 we retrospectively adopted Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as non-current. As a result current Deferred income taxes and Accrued liabilities decreased by $8.6 billion and $249 million and non-current Deferred income taxes increased by $8.4 billion at December 31, 2015 in our condensed consolidated balance sheets.

In February 2016 ASU 2016-02, Leases (ASU 2016-02), was issued which requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. The accounting for leases where we are the lessor is largely unchanged. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently assessing the impact ASU 2016-02 will have on our consolidated financial statements.

Note 2. Marketable Securities

The following table summarizes the fair value of cash equivalents and marketable securities which approximates cost:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	March 31, 2016	December 31, 2015
Cash, cash equivalents and time deposits		$8,724	$7,730
Available-for-sale securities
U.S. government and agencies	2	$3,841	$5,329
Corporate debt	2	4,784	6,267
Money market funds	1	2,746	2,275
Sovereign debt	2	912	1,219
Total available-for-sale securities		12,283	15,090
Trading securities – sovereign debt	2	424	581
Total marketable securities (including securities classified as cash equivalents)		$12,707	$15,671
Restricted cash and marketable securities
Available-for-sale securities, primarily money market funds	1	$1,529	$1,340
Restricted cash, cash equivalents and time deposits		826	833
Total restricted cash and marketable securities		$2,355	$2,173
Available-for-sale securities included above with contractual maturities
Due in one year or less		$7,684
Due between one and five years		1,901
Total available-for-sale securities with contractual maturities		$9,585

Marketable securities classified as cash equivalents totaled $6.2 billion and $7.5 billion at March 31, 2016 and December 31, 2015 and consisted of corporate debt, money market funds and sovereign debt. Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $2.6 billion and $1.4 billion in the three months ended March 31, 2016 and 2015. Net unrealized gains and losses on trading securities were insignificant in the three months ended March 31, 2016 and 2015.

Note 3. GM Financial Receivables, net

	March 31, 2016			December 31, 2015
	Retail	Commercial	Total	Retail	Commercial	Total
Finance receivables	$30,272	$8,941	$39,213	$29,124	$8,209	$37,333
Less: allowance for loan losses	(796)	(47)	(843)	(735)	(47)	(782)
GM Financial receivables, net	$29,476	$8,894	$38,370	$28,389	$8,162	$36,551

Fair value of GM Financial receivables, net			$38,678			$36,707
Allowance for loan losses classified as current			$(661)			$(601)

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended
	March 31, 2016	March 31, 2015
Loan loss allowance at beginning of period	$782	$695
Provision for loan losses	196	155
Charge-offs	(293)	(234)
Recoveries	150	124
Effect of foreign currency	8	(12)
Loan loss allowance at end of period	$843	$728

The activity for the allowance for commercial loan losses was insignificant in the three months ended March 31, 2016 and 2015.

Credit Quality

Retail Finance Receivables

GM Financial uses proprietary scoring systems in its underwriting process that measure the credit quality of retail finance receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO scores) and contract characteristics. In addition to GM Financial's proprietary scoring systems GM Financial considers other individual consumer factors such as employment history, financial stability and capacity to pay. Subsequent to origination GM Financial reviews the credit quality of retail receivables based on customer payment activity. At the time of loan origination substantially all of GM Financial's international consumers were considered to be prime credit quality. At March 31, 2016 and December 31, 2015, 57% and 60% of the retail finance receivables in North America were from consumers with sub-prime credit scores, which are defined as FICO scores of less than 620 at the time of loan origination.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At March 31, 2016 and December 31, 2015 the accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $667 million and $778 million. The following table summarizes the contractual amount of delinquent contracts, which is not significantly different than the recorded investment of the retail finance receivables:

	March 31, 2016		March 31, 2015
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$963	3.1%	$880	3.4%
Greater-than-60 days delinquent	421	1.4%	357	1.4%
Total finance receivables more than 30 days delinquent	1,384	4.5%	1,237	4.8%
In repossession	48	0.2%	42	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,432	4.7%	$1,279	5.0%

At March 31, 2016 and December 31, 2015 retail finance receivables classified as troubled debt restructurings and individually evaluated for impairment were $1.7 billion and $1.6 billion and the allowance for loan losses included $229 million and $220 million of specific allowances on these receivables.

Commercial Finance Receivables

GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually, and if necessary, the dealer's risk rating is adjusted on the basis of the review. The credit lines for Group VI dealers are typically suspended and no further funding is extended to these dealers. At March 31, 2016 and December 31, 2015 the commercial finance receivables on non-accrual status were insignificant. The following table summarizes the credit risk profile by dealer grouping of commercial finance receivables:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2016	December 31, 2015
Group I – Dealers with superior financial metrics	$1,316	$1,298
Group II – Dealers with strong financial metrics	2,775	2,573
Group III – Dealers with fair financial metrics	2,872	2,597
Group IV – Dealers with weak financial metrics	1,212	1,058
Group V – Dealers warranting special mention due to potential weaknesses	618	501
Group VI – Dealers with loans classified as substandard, doubtful or impaired	148	182
	$8,941	$8,209

Note 4. Inventories

	March 31, 2016
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$3,407	$782	$1,158	$787	$6,134
Finished product, including service parts	5,379	2,641	1,110	553	9,683
Total inventories	$8,786	$3,423	$2,268	$1,340	$15,817

	December 31, 2015
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$2,705	$713	$1,113	$616	$5,147
Finished product, including service parts	4,884	2,166	954	613	8,617
Total inventories	$7,589	$2,879	$2,067	$1,229	$13,764

Note 5. Equity in Net Assets of Nonconsolidated Affiliates

Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used due to the ability to exert significant influence over decisions relating to their operating and financial affairs. Our nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks, crossovers and automobile parts. We enter into transactions with certain nonconsolidated affiliates to purchase and sell component parts and vehicles. Revenue and expenses of our joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income. There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2015. The following table summarizes information regarding Equity income:

	Three Months Ended
	March 31, 2016	March 31, 2015
Automotive China JVs	$518	$519
Other joint ventures	42	34
Total equity income	$560	$553

Dividends received from nonconsolidated affiliates were insignificant in the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015 we had undistributed earnings of $2.6 billion and $2.2 billion related to our nonconsolidated affiliates.

Note 6. Variable Interest Entities

GM Financial uses special purpose entities (SPEs) that are considered variable interest entities (VIEs) to issue variable funding notes to third party bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing related assets transferred by GM Financial to the VIEs (Securitized Assets). GM Financial holds variable interests in the VIEs that could potentially be significant to the VIEs. GM Financial determined that it is the primary beneficiary of the SPEs because: (1) the servicing responsibilities for the Securitized

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Assets give GM Financial the power to direct the activities that most significantly impact the performance of the VIEs; and (2) the variable interests in the VIEs give GM Financial the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or its other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required and does not currently intend to provide additional financial support to these SPEs. While these subsidiaries are included in GM Financial's condensed consolidated financial statements, they are separate legal entities and their assets are legally owned by them and are not available to GM Financial's creditors. The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	March 31, 2016	December 31, 2015
Restricted cash – current	$1,478	$1,345
Restricted cash – non-current	$583	$531
GM Financial receivables, net – current	$12,567	$12,224
GM Financial receivables, net – non-current	$12,482	$12,597
GM Financial equipment on operating leases, net	$15,001	$11,684
GM Financial short-term debt and current portion of long-term debt	$14,703	$13,545
GM Financial long-term debt	$16,959	$15,841

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the Securitized Assets.

Note 7. Debt

Automotive Debt

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total Automotive debt	$10,778	$11,540	$8,765	$9,088
Fair value utilizing Level 1 inputs		$9,387		$6,972
Fair value utilizing Level 2 inputs		$2,153		$2,116

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

In February 2016 we issued $2.0 billion in aggregate principal amount of senior unsecured notes comprising $1.25 billion of 6.60% notes due in 2036 and $750 million of 6.75% notes due in 2046. These notes contain terms and covenants customary of these types of securities including limitations on the amount of certain secured debt we may incur. The net proceeds from the issuance of these senior unsecured notes were used to fund discretionary contributions to our U.S. hourly pension plan as described in Note 9.

Automotive Financing – GM Financial Debt

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$32,733	$32,773	$30,689	$30,671
Unsecured debt	27,638	27,999	23,657	23,726
Total GM Financial debt	$60,371	$60,772	$54,346	$54,397

Fair value utilizing Level 2 inputs		$54,755		$48,716
Fair value utilizing Level 3 inputs		$6,017		$5,681

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

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged Securitized Assets. Refer to Note 6 for additional information on GM Financial's involvement with VIEs. In the three months ended March 31, 2016 GM Financial issued securitization notes payable of $3.2 billion and entered into new or renewed credit facilities with substantially the same terms as existing debt and a total net additional borrowing capacity of $366 million.

Unsecured debt consists of senior notes, credit facilities, retail customer deposits and other unsecured debt. In March 2016 GM Financial issued $2.75 billion in aggregate principal amount of senior notes comprising $1.5 billion of 4.20% notes due in March 2021 and $1.25 billion of 5.25% notes due in March 2026. These notes contain terms and covenants customary of these types of securities including limitations on GM Financial's ability to incur certain liens.

GM Financial accepts deposits from retail banking customers in Germany. At March 31, 2016 the outstanding balance of these deposits was $1.6 billion, of which 41% were overnight deposits.

Note 8. Product Warranty and Related Liabilities

The following table summarizes activity for product warranty and related liabilities which include policy, product warranty, recall campaigns and courtesy transportation:

	Three Months Ended
	March 31, 2016	March 31, 2015
Balance at beginning of period	$9,279	$9,646
Warranties issued and assumed in period – recall campaigns and courtesy transportation	154	183
Warranties issued and assumed in period – policy and product warranty	549	562
Payments	(911)	(1,074)
Adjustments to pre-existing warranties	83	86
Effect of foreign currency and other	79	(161)
Balance at end of period	$9,233	$9,242

Note 9. Pensions and Other Postretirement Benefits

The following table summarizes the components of net periodic pension and other postretirement benefits (OPEB) (income) expense:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$95	$85	$5	$101	$100	$6
Interest cost	553	144	50	689	196	60
Expected return on plan assets	(945)	(182)	—	(974)	(203)	—
Amortization of prior service cost (credit)	(1)	3	(4)	(1)	4	(3)
Amortization of net actuarial (gains) losses	(6)	47	5	2	58	8
Net periodic pension and OPEB (income) expense	$(304)	$97	$56	$(183)	$155	$71

Effective January 2016 the discount rate used to determine the service cost and interest cost for our pension and OPEB plans was based on individual annual yield curve rates. This refinement is considered a change in estimate and has been applied prospectively. The use of the individual annual yield curve rates has reduced the service cost and interest cost by $191 million in the three months ended March 31, 2016, which will be offset in the actuarial gains and losses upon the next remeasurement of the plans' obligations.

We made discretionary contributions of $1.5 billion to our U.S. hourly pension plan in the three months ended March 31, 2016 and $482 million in April 2016. These discretionary contributions were funded with the net proceeds from the issuance of the senior unsecured notes described in Note 7.

Note 10. Commitments and Contingencies

Litigation-Related Liability and Tax Administrative Matters

In the normal course of business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation, that arise in connection with our business as a global company. We identify below the material individual proceedings and investigatory activity in connection with which we believe a material loss is reasonably possible or probable. For various legal matters we have established reserves when we believe that losses are probable and can be reasonably estimated. In many proceedings, however it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss. Accordingly it is possible that an adverse outcome from such proceedings could exceed the amounts accrued by an amount that could be material to our consolidated financial position, results of operations or cash flows in any particular reporting period. Reserves for losses deemed probable and reasonably estimable were $1.3 billion and $1.2 billion at March 31, 2016 and December 31, 2015 and these reserves are recorded in Accrued liabilities and Other liabilities.

Proceedings Related to Ignition Switch Recall and Other Recalls

In 2014 we announced various recalls relating to safety, customer satisfaction and other matters. Those recalls included recalls to repair ignition switches that could under certain circumstances unintentionally move from the “run” position to the “accessory” or “off” position with a corresponding loss of power, which could in turn prevent airbags from deploying in the event of a crash.

Through April 15, 2016 we were aware of 101 putative class actions pending against GM in various federal and state trial courts in the U.S. and 21 putative class actions pending in various Provincial Courts in Canada alleging that consumers who purchased or leased vehicles manufactured by GM or General Motors Corporation had been economically harmed by one or more of the recalls announced in 2014 and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). In general, these economic-loss cases seek recovery for purported compensatory damages, such as alleged diminution in value of the vehicles, as well as punitive damages, injunctive relief and other relief. There are also two civil actions brought by state governmental entities relating to the 2014 recalls that seek injunctive relief as well as economic damages and attorneys' fees for alleged violations of state consumer protection statutes.

Through April 15, 2016 we were aware of 270 actions pending in various federal and state trial courts in the U.S. and 14 actions pending in various Provincial Courts in Canada alleging injury or death as a result of defects that may be the subject of recalls announced in 2014 (personal injury cases). In general, these personal injury cases seek recovery for purported compensatory damages, punitive damages and other relief.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Since June 2014 the United States Judicial Panel on Multidistrict Litigation (JPML) has issued orders from time to time directing that certain pending economic-loss and personal injury federal lawsuits involving faulty or allegedly faulty ignition switches or other defects that may be related to the recalls announced in 2014 be transferred to, and consolidated in, a single federal court, the Southern District of New York (the multidistrict litigation). Through April 15, 2016 the JPML has transferred 289 pending cases to, and consolidated them with, the multidistrict litigation. At the court's suggestion, the parties to the multidistrict litigation engage from time to time in discussions of possible mechanisms to resolve pending litigation. As described below, on September 17, 2015 we announced that we had reached a memorandum of understanding with certain personal injury claimants regarding possible settlement of their claims.

In order to facilitate the resolution of the multidistrict litigation, the Southern District of New York scheduled six bellwether trials (i.e., trials designed to be representative of the group of personal injury cases in the multidistrict litigation). Through April 15, 2016 two of the cases set for bellwether trials were dismissed with prejudice by plaintiffs. In a third bellwether trial, a jury concluded that GM was not liable to plaintiffs. In a fourth case set for a bellwether trial, GM and the plaintiff entered into a confidential settlement term sheet. Each bellwether trial will be tried on its facts and the result of any subsequent bellwether trial may be different from the preceding trials. It is also possible that the court will schedule one or more additional bellwether trials.

Because many plaintiffs in the actions described in the above paragraphs are suing over the conduct of General Motors Corporation or vehicles manufactured by that entity for liabilities not expressly assumed by GM, we moved to enforce the terms of the July 2009 Sale Order and Injunction issued by the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court) to preclude claims from being asserted against us for, among other things, personal injuries based on pre-sale accidents, any economic-loss claims based on acts or conduct of General Motors Corporation and claims asserting successor liability for obligations owed by General Motors Corporation (successor liability claims). On April 15, 2015 the Bankruptcy Court issued a Decision precluding claims against us based upon pre-sale accidents, claims based upon the acts or conduct by General Motors Corporation and successor liability claims, except for claims asserting liabilities that had been expressly assumed by us in the July 2009 Sale Agreement and claims that could be asserted against us only if they were otherwise viable and arose solely out of our own independent post-closing acts and did not in any way rely on acts or conduct by General Motors Corporation. Plaintiffs have appealed the Bankruptcy Court’s decision and we have cross appealed with respect to certain issues to preserve our rights. The United States Court of Appeals for the Second Circuit (Second Circuit) heard oral argument on the appeals on March 15, 2016. In addition on December 4, 2015 the Bankruptcy Court issued a judgment regarding certain issues left unresolved by its April 15, 2015 decision including the extent to which punitive damages could be asserted against GM based on claims involving vehicles manufactured by General Motors Corporation. Various groups of plaintiffs have appealed that decision to the district court overseeing the multidistrict litigation.

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

Four shareholder derivative actions pending in the Delaware Chancery Court were consolidated and plaintiffs filed an amended consolidated complaint on October 13, 2014. On June 26, 2015 the Delaware Chancery Court granted our motion to dismiss the amended consolidated complaint. On February 11, 2016 the Delaware Supreme Court affirmed the Chancery Court’s decision. Two shareholder derivative actions pending in the United States District Court for the Eastern District of Michigan have been consolidated and all proceedings, including those related to the motion to dismiss we filed in that court in October 2014, were suspended pending disposition of the parallel action described above that was being litigated in Delaware. In light of the Delaware Supreme Court’s decision, proceedings have resumed in the two shareholder derivative actions in the Eastern District of Michigan. During the three months ended March 31, 2016, an additional shareholder derivative action was filed in the United States District Court for the Eastern District of Michigan against certain current and former GM directors and officers making similar allegations to the two other shareholder derivative actions that are pending in the Eastern District of Michigan. This new derivative action has been transferred to the same judge handling those two other shareholder derivative actions. Two derivative actions filed in the Circuit Court of Wayne County, Michigan, have been consolidated and remain stayed pending disposition of the federal derivative actions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In connection with the 2014 recalls, various investigations, inquiries and complaints have been received from the United States Attorney’s Office for the Southern District of New York (the Office), Congress, the SEC, Transport Canada and 50 state attorneys general. In connection with the foregoing we have received subpoenas and requests for additional information and we have participated in discussions with various governmental authorities. We have not received inquiries from the committees in Congress for a substantial period of time and are unaware of any further action they may take. On June 3, 2015 we received notice of an investigation by the Federal Trade Commission (FTC) concerning certified pre-owned vehicle advertising where dealers had certified vehicles that allegedly needed recall repairs. On January 28, 2016 the FTC published a proposed consent agreement for public comment. The public comment period has closed; the matter remains pending before the FTC. We believe we are cooperating fully with all pending requests for information in ongoing investigations. Such matters could in the future result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies.

As described more specifically below, we have resolved, partially or totally, several matters relating to the recalls announced in 2014, including the recognition of additional liabilities for such matters.

First, with regard to the investigation by the Office, on September 16, 2015 we entered into a Deferred Prosecution Agreement (the DPA) with the Office regarding its investigation of the events leading up to certain recalls regarding faulty ignition switches. Under the DPA we have paid the United States $900 million as a financial penalty, and we agreed to retain an independent monitor to review and assess our policies, practices or procedures related to statements about motor vehicle safety, the provision of information to those responsible for recall decisions, recall processes and addressing known defects in certified pre-owned vehicles. In addition, the Office agreed to recommend to the U.S. District Court for the Southern District of New York (the Court) that prosecution of GM on the two-count information filed in the Court be deferred for three years. The Office also agreed that if we are in compliance with all of our obligations under the DPA, the Office will, within 30 days after the expiration of the period of deferral (including any extensions thereto), seek dismissal with prejudice of the two-count information filed against GM. For a further description of the terms and conditions of the DPA refer to Note 15 of our 2015 Form 10-K.

Second, on September 17, 2015 we announced we had entered into a binding term sheet for the settlement of the Shareholder Class Action described above for $300 million. The court entered preliminary approval of the settlement on November 20, 2015 and held a final settlement fairness hearing on April 20, 2016.

Third, on September 17, 2015 we announced we had reached a memorandum of understanding regarding a $275 million settlement that could potentially cover approximately 1,400 personal injury claimants who have lawsuits pending in the multidistrict litigation or who have otherwise asserted claims related to the Ignition Switch Recall or certain other recalls announced in 2014. In December 2015 the court overseeing the multidistrict litigation established a qualified settlement fund and appointed a special master to administer certain facets of the settlement pursuant to the terms of the memorandum of understanding. The special master commenced his work in the three months ended December 31, 2015 and his work continues.

The total amount accrued at March 31, 2016 for the remaining investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls represents a combination of our best estimates and, where no such estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters. We believe it is probable that we will incur additional liabilities beyond what has already been accrued with regard to at least a portion of the remaining matters, whether through settlement or judgment; however, we are currently unable to estimate an amount or range of loss because these matters involve significant uncertainties. The ultimate resolution of these matters could have a material adverse effect on our financial position, results of operations or cash flows.

The uncertainties referenced above include the legal theory or the nature of the investigations, claims and/or lawsuits, the complexity of the facts, the results of any investigation or litigation and the timing of resolution of the investigations or litigation, including any appeals. For example, the appeal from the Bankruptcy Court’s April 2015 decision is currently pending before the Second Circuit (discussed above), as is the appeal to the district court overseeing the multidistrict litigation from the Bankruptcy Court's December 2015 judgment. The resolution of these appeals could have a substantial impact on the potential liability of GM for acts or conduct of General Motors Corporation and what claims plaintiffs may pursue against GM in the multidistrict litigation and other courts. Further, there have been only limited discussions to date concerning any potential resolution of the SEC investigation, the state attorneys general’s investigations, the various claims for economic loss, or many of the claims concerning death or personal injury not covered by the memorandum of understanding discussed previously. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Canada Dealers' Claim

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against General Motors of Canada Company (GM Canada) on behalf of a purported class of over 200 former GM Canada dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GM Canada. In May 2009 in the context of the global restructuring of GM's business and the possibility that GM Canada might be required to initiate insolvency proceedings, GM Canada offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GM Canada dealer network and to facilitate winding down their operations in an orderly fashion. The Plaintiff Dealers allege that their Dealer Sales and Service Agreements were wrongly terminated by GM Canada and that GM Canada failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” Canadian Dollar $750 million, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues. A number of former dealers opted out of participation in the litigation, leaving 181 dealers in the certified class. On July 8, 2015 the Ontario Superior Court dismissed the Plaintiff Dealers’ claim against GM Canada. The court also dismissed GM Canada’s counterclaim against the Plaintiff Dealers for repayment of the wind-down payments made to them by GM Canada as well as for other relief. All parties have filed notices of appeal. We anticipate that the appeal will be heard in the year ending December 31, 2016.

GM Korea Wage Litigation

Commencing on or about September 29, 2010 current and former hourly employees of GM Korea Company (GM Korea) filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) affirmed a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court). On May 29, 2014 the Supreme Court remanded the case to the Seoul High Court for consideration consistent with earlier Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. On reconsideration, the Seoul High Court held in GM Korea’s favor on October 30, 2015, after which plaintiffs appealed to the Supreme Court. In July 2014 GM Korea and its labor union also agreed to include bonuses and certain allowances in Ordinary Wages retroactive to March 1, 2014. Therefore our accrual related to these cases was reclassified from a contingent liability to the Pensions liability. We estimate our reasonably possible loss in excess of amounts accrued to be 591 billion South Korean Won (equivalent to $516 million) at March 31, 2016, which relates to periods before March 1, 2014. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. On November 26 and 27, 2015 the Supreme Court remanded two salary cases to the Seoul High Court for a review of the merits. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available. These cases are currently pending before various courts in Korea.

Other Litigation-Related Liability and Tax Administrative Matters

Various other legal actions, governmental investigations, claims and proceedings are pending against us including matters arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; government regulations relating to payments to foreign companies; tax-related matters not subject to Accounting Standards Codification 740, Income Taxes (indirect tax-related matters); and environmental matters.

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $400 million to $500 million. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2016.We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $900 million at March 31, 2016.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Product Liability

With respect to product liability claims (other than claims relating to the ignition switch recalls discussed above) involving our and General Motors Corporation products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. In addition we indemnify dealers for certain product liability related claims including products sold by General Motors Corporation's dealers. At March 31, 2016 and December 31, 2015 liabilities of $688 million and $712 million were recorded in Accrued liabilities and Other liabilities for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. In light of vehicle recalls in recent years it is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

Ignition Switch Recall Compensation Program

In the three months ended June 30, 2014 we created a compensation program (the Program) for accident victims who died or suffered physical injury (or for their families) as a result of a faulty ignition switch related to the 2.6 million vehicles recalled in the three months ended March 31, 2014. The Program is being administered by an independent administrator and accepted claims for review from August 1, 2014 through January 31, 2015. The Program completed its claims review process in the three months ended September 30, 2015. Accident victims (or their families) that accept a payment under the Program agree to settle all claims against GM related to the accident. The following table summarizes the activity for the Program:

	Three Months Ended
	March 31, 2016	March 31, 2015
Balance at beginning of period	$66	$315
Provisions	—	150
Payments	(33)	(115)
Balance at end of period	$33	$350

Guarantees

We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. We also provide vehicle repurchase guarantees and payment guarantees on commercial loans outstanding with third parties such as dealers. These guarantees terminate in years ranging from 2016 to 2030 or upon the occurrence of specific events or are ongoing and we believe that the related potential costs incurred are adequately covered by recorded accruals. The liability recorded was $70 million and $72 million and the maximum liability, calculated as future undiscounted payments, was $3.9 billion and $2.6 billion for these guarantees at March 31, 2016 and December 31, 2015.

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

Note 11. Income Taxes

For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. We have open tax years from 2006 to 2015 with various significant tax jurisdictions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the three months ended March 31, 2016 income tax expense of $559 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $775 million, partially offset by tax benefits related to tax audit settlements and deductions taken for stock investments in non-U.S. affiliates. In the three months ended March 31, 2015 income tax expense of $529 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation.

At March 31, 2016 we had $35.8 billion of net deferred tax assets consisting of: (1) net operating losses and income tax credits; (2) capitalized research expenditures; and (3) other timing differences that are available to offset future income tax liabilities.

Note 12. Restructuring and Other Initiatives

We have executed various restructuring and other initiatives and we plan to execute additional initiatives in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing global automotive production and to improve the utilization of remaining facilities. To the extent these programs involve voluntary separations, no liabilities are generally recorded until offers to employees are accepted. If employees are involuntarily terminated, a liability is generally recorded at the communication date. Related charges are recorded in Automotive cost of sales and Automotive selling, general and administrative expense. The following tables summarize the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges, by segment:

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2016	$143	$270	$161	$7	$581
Additions, interest accretion and other	241	5	44	15	305
Payments	(23)	(85)	(31)	(18)	(157)
Revisions to estimates and effect of foreign currency	6	12	6	—	24
Balance at March 31, 2016(a)	$367	$202	$180	$4	$753

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2015	$459	$751	$166	$2	$1,378
Additions, interest accretion and other	9	127	37	11	184
Payments	(19)	(385)	(22)	(11)	(437)
Revisions to estimates and effect of foreign currency	(11)	(53)	(10)	—	(74)
Balance at March 31, 2015(a)	$438	$440	$171	$2	$1,051
________

(a)	Included temporary layoff benefits of $15 million and $353 million at March 31, 2016 and 2015 for GMNA.

In the three months ended March 31, 2016 restructuring and other initiatives related primarily to: (1) charges of $240 million at GMNA related to the cash severance incentive program to qualified U.S. hourly employees under our 2015 labor agreement with the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW); and (2) separation and other programs in Australia, Korea and India and the withdrawal of the Chevrolet brand from Europe which collectively had a total cost since inception of $738 million and affected a total of approximately 4,560 employees at GMIO through March 31, 2016. We expect to complete these programs in GMIO in 2017 and incur additional related restructuring and other charges of approximately $170 million.

In the three months ended March 31, 2015 restructuring and other initiatives related primarily to: (1) the change in our business model in Russia for which we recorded pre-tax charges of $428 million at GME and GMIO, of which $121 million is reflected in the table above; and (2) separation programs in Australia, Korea, Thailand and Indonesia and the withdrawal of the Chevrolet brand from Europe which collectively had a total cost since inception of $551 million at GMIO through March 31, 2015.

Note 13. Stockholders' Equity

Preferred and Common Stock

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. At March 31, 2016 and December 31, 2015 we had 1.5 billion shares of common stock issued and outstanding. In each of the three months ended

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

March 31, 2016 and 2015 we purchased 10 million shares of our outstanding common stock for $300 million and $375 million as part of the common stock repurchase program announced in March 2015, which our Board of Directors increased and extended in January 2016. Our total dividends declared on common stock were $587 million and $485 million in the three months ended March 31, 2016 and 2015, respectively.

Accumulated Other Comprehensive Loss

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended
	March 31, 2016	March 31, 2015
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,034)	$(1,064)
Other comprehensive income before reclassification adjustment, net of tax(a)	71	22
Reclassification adjustment, net of tax(a)(b)	(5)	170
Other comprehensive income, net of tax(a)	66	192
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax(a)	19	(9)
Balance at end of period	$(1,949)	$(881)
Defined Benefit Plans, Net
Balance at beginning of period	$(5,999)	$(7,006)
Other comprehensive income (loss) before reclassification adjustment, net of tax(a)	(148)	488
Reclassification adjustment, net of tax(a)(c)	26	66
Other comprehensive income (loss), net of tax(a)	(122)	554
Balance at end of period	$(6,121)	$(6,452)
_______

(a)	The income tax effect was insignificant in the three months ended March 31, 2016 and 2015.

(b)	Related to the change of our business model in Russia in the three months ended March 31, 2015. Included in Automotive cost of sales.

(c)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 9 for additional information.

Note 14. Earnings Per Share

Basic and diluted earnings per share are computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that are outstanding. The following table summarizes basic and diluted earnings per share:

	Three Months Ended
	March 31, 2016	March 31, 2015
Basic earnings per share
Net income attributable to common stockholders	$1,953	$945
Weighted-average common shares outstanding	1,546	1,617
Basic earnings per common share	$1.26	$0.58
Diluted earnings per share
Net income attributable to common stockholders – basic	$1,953	$945
Less: earnings adjustment for dilutive stock compensation rights	(1)	—
Net income attributable to common stockholders – diluted	$1,952	$945

Weighted-average common shares outstanding – basic	1,546	1,617
Dilutive effect of warrants and awards under stock incentive plans	34	69
Weighted-average common shares outstanding – diluted	1,580	1,686

Diluted earnings per common share	$1.24	$0.56

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the three months ended March 31, 2016 and 2015 unvested stock options to purchase 26 million shares and warrants to purchase 46 million shares, respectively, were not included in the computation of diluted earnings per share because the stock options' and warrants' exercise prices were greater than the average market price of the common shares. The stock options had not yet been granted and therefore were not outstanding in the three months ended March 31, 2015 and the warrants expired December 31, 2015.

Note 15. Segment Reporting

We analyze the results of our business through the following segments: GMNA, GME, GMIO, GMSA and GM Financial. The chief operating decision maker evaluates the operating results and performance of our automotive segments through income before interest and income taxes, as adjusted for additional amounts, which is presented net of noncontrolling interests. The chief operating decision maker evaluates GM Financial through income before income taxes-adjusted because he/she believes interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategies. Our automotive manufacturing operations are integrated within the segments, benefit from broad-based trade agreements and are subject to regulatory requirements. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles attract customers to dealer showrooms and help maintain sales volumes for other, more profitable vehicles and contribute towards meeting required fuel efficiency standards. Because of these and other factors, we do not manage our business on an individual brand or vehicle basis.

Substantially all of the cars, trucks, crossovers and automobile parts produced are marketed through retail dealers in North America and through distributors and dealers outside of North America, the substantial majority of which are independently owned. In addition to the products sold to dealers for consumer retail sales, cars, trucks and crossovers are also sold to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. Fleet sales are completed through the dealer network and in some cases directly with fleet customers. Retail and fleet customers can obtain a wide range of after-sale vehicle services and products through the dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories and extended service warranties.

GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. The demands of customers outside North America are primarily met with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet, GMC, Holden, Opel and Vauxhall brands. We also have equity ownership stakes directly or indirectly in entities through various regional subsidiaries, primarily in Asia. These companies design, manufacture and/or market vehicles under the Baojun, Buick, Cadillac, Chevrolet, Jiefang and Wuling brands.

Our automotive operations' interest income and interest expense are recorded centrally in Corporate. Corporate assets consist primarily of cash and cash equivalents, marketable securities and intercompany balances. All intersegment balances and transactions have been eliminated in consolidation. The following tables summarize key financial information by segment:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended March 31, 2016
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$26,463	$4,681	$2,679	$1,343	$29		$35,195	$2,075	$(5)	$37,265
Income (loss) before automotive interest and taxes-adjusted	$2,296	$(6)	$379	$(67)	$(169)		$2,433	$225	$(3)	$2,655
Adjustments(a)	$—	$—	$—	$—	$(60)		$(60)	$—	$—	(60)
Automotive interest income										44
Automotive interest expense										(127)
Net (loss) attributable to noncontrolling interests										(22)
Income before income taxes										2,490
Income tax expense										(559)
Net loss attributable to noncontrolling interests										22
Net income attributable to common stockholders										$1,953

Total assets(b)	$95,013	$14,939	$21,234	$7,340	$19,281	$(25,287)	$132,520	$72,907	$(1,809)	$203,618
Depreciation and amortization	$1,021	$103	$108	$57	$5	$(2)	$1,292	$930	$—	$2,222
Impairment charges	$12	$26	$32	$—	$—	$—	$70	$—	$—	$70
__________

(a)	Charges for legal related matters in Corporate.

(b)	Includes investment of $500 million in Lyft, Inc. (Lyft), a privately held company, in GMNA, which was accounted for as a cost method investment.

	At and For the Three Months Ended March 31, 2015
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$24,676	$4,449	$3,112	$2,092	$35		$34,364	$1,354	$(6)	$35,712
Income (loss) before automotive interest and taxes-adjusted	$2,182	$(239)	$371	$(214)	$(229)		$1,871	$214	$(3)	$2,082
Adjustments(a)	$32	$(337)	$(92)	$—	$(150)		$(547)	$—	$—	(547)
Automotive interest income										49
Automotive interest expense										(110)
Net (loss) attributable to noncontrolling interests										(37)
Income before income taxes										1,437
Income tax expense										(529)
Net loss attributable to noncontrolling interests										37
Net income attributable to common stockholders										$945

Total assets	$94,789	$10,077	$22,961	$9,066	$20,342	$(25,305)	$131,930	$49,346	$(1,687)	$179,589
Depreciation and amortization	$926	$80	$108	$76	$4	$(1)	$1,193	$345	$—	$1,538
Impairment charges	$175	$41	$3	$—	$—	$—	$219	$—	$—	$219
__________

(a)
Consists of net insurance recoveries related to flood damage in GMNA; costs related to the change in our business model in Russia in GME and GMIO, which is net of non-controlling interests; and charge related to the ignition switch recall compensation program in Corporate.

Note 16. Subsequent Event

We plan to acquire all of the outstanding capital stock of Cruise Automation, Inc., an autonomous vehicle technology company. The transaction is subject to customary closing conditions and we expect to be able to close in the three months ending June 30, 2016.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the audited consolidated financial statements and notes thereto included in our 2015 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our 2015 Form 10-K for a discussion of these risks and uncertainties. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions.

Non-GAAP Measures

Management uses earnings before interest and taxes (EBIT)-adjusted to review the operating results of our automotive segments because it excludes interest income, interest expense and income taxes as well as certain additional adjustments. GM Financial uses income before income taxes-adjusted because management believes interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Examples of adjustments to EBIT and GM Financial's income before income taxes include certain impairment charges related to goodwill, other long-lived assets and investments; certain gains or losses on the settlement/extinguishment of obligations; and gains or losses on the sale of non-core investments. Refer to Note 15 to our condensed consolidated financial statements for our reconciliation of these non-GAAP measures to the most directly comparable financial measure under U.S. GAAP, Net income attributable to common stockholders.

Management uses earnings per share (EPS)-diluted-adjusted to review our consolidated diluted earnings per share results on a consistent basis. EPS-diluted-adjusted is calculated as net income attributable to common stockholders less certain adjustments noted above for EBIT-adjusted on an after-tax basis as well as certain income tax adjustments divided by weighted-average common shares outstanding - diluted.

Management uses return on invested capital (ROIC) to review investment and capital allocation decisions. We define ROIC as EBIT-adjusted for the trailing four quarters divided by average net assets, which is considered to be the average equity balances adjusted for certain assets and liabilities during the same period.

Management uses adjusted free cash flow to review the liquidity of our automotive operations. We measure adjusted free cash flow as cash flow from operations less capital expenditures adjusted for management actions, primarily related to strengthening our balance sheet, such as accrued interest on prepayments of debt and discretionary contributions to employee benefit plans. Refer to the “Liquidity and Capital Resources” section of this MD&A for our reconciliation of this non-GAAP measure to the most directly comparable financial measure under U.S. GAAP, Net cash provided by (used in) operating activities.

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

The following table reconciles EPS-diluted-adjusted to its most comparable financial measure under U.S. GAAP diluted earnings per common share:

	Three Months Ended
	March 31, 2016	March 31, 2015
Diluted earnings per common share	$1.24	$0.56
Net impact of adjustments(a)	0.02	0.30
EPS-diluted-adjusted	$1.26	$0.86

GENERAL MOTORS COMPANY AND SUBSIDIARIES

________

(a)	Includes the adjustments disclosed in Note 15 to our condensed consolidated financial statements on an after-tax basis for all periods presented.

The following table summarizes the calculation of ROIC (dollars in billions):

	Four Quarters Ended
	March 31, 2016	March 31, 2015
EBIT-adjusted	$11.4	$8.1
Average equity	$38.1	$39.7
Add: Average automotive debt and interest liabilities (excluding capital leases)	8.6	7.3
Add: Average automotive net pension & OPEB liability	27.4	27.4
Less: Average fresh start accounting goodwill		(0.1)
Less: Average automotive net income tax asset	(34.2)	(32.6)
ROIC average net assets	$39.9	$41.7

ROIC	28.5%	19.5%

Overview

Our strategic plan includes several major initiatives that we anticipate will help us achieve 9% to 10% margins on an EBIT-adjusted basis (EBIT-adjusted margins, calculated as EBIT-adjusted divided by Net sales and revenue) by early next decade: earn customers for life by delivering great products to our customers, leading the industry in quality and safety and improving the customer ownership experience; lead in technology and innovation, including OnStar 4G LTE and connected car, alternative propulsion, urban mobility including ride and car sharing through Maven and our investment in Lyft, active safety features and autonomous vehicles; grow our brands, particularly the Cadillac brand in the U.S. and China and the Chevrolet brand globally; continue our growth in China; continue the growth of GM Financial into our full captive automotive financing company; and deliver core operating efficiencies.

For the year ending December 31, 2016 we expect to continue to generate strong consolidated financial results including improved EBIT-adjusted and EBIT-adjusted margins, EPS-diluted-adjusted of between $5.25 and $5.75 and adjusted automotive free cash flow of approximately $6 billion.

Our overall financial targets include expected improvement of forecasted consolidated EBIT-adjusted margins of 9% to 10% by early next decade; expected total annual operational and functional cost savings of $5.5 billion by 2018 that will more than offset our incremental investments in brand building, engineering and technology as we launch new products in 2016 and beyond; expected average annual adjusted automotive free cash flow of approximately $6 billion to $7 billion from 2016 to 2018; expected continued consolidated ROIC of 20% plus; and execution of our capital allocation strategy as described below.

Automotive Summary and Outlook

GMNA

In the three months ended March 31, 2016 industry sales to retail and fleet customers were 5.0 million units representing a 4.5% increase compared to the corresponding period in 2015 due to strong consumer demand driven by credit availability, low interest rates and low fuel prices.

In the three months ended March 31, 2016 our vehicle sales in the U.S., our largest market in North America, totaled 0.7 million units for market share of 16.4%, representing a decrease of 0.5 percentage points compared to the corresponding period in 2015. The decrease in our U.S. market share was primarily driven by lower fleet market share due to a planned reduction in rental deliveries, partially offset by higher retail market share. U.S. retail sales, generally more profitable than fleet sales, generated an increase of 1.1 percentage points in market share primarily driven by Chevrolet.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ending December 31, 2016 we expect an EBIT-adjusted margin of approximately 10% on continued strength of U.S. industry light vehicle sales, cost performance and new product launches. Based on our current cost structure, we continue to estimate GMNA’s breakeven point at the U.S. industry level to be in the range of 10.0 - 11.0 million units.

The labor agreement we entered into in September 2012 with certain hourly employees in Canada expires in September 2016. We consider our relationships with employees to be good, but a work stoppage for any reason could have a material adverse effect on our business.

GME

As a result of moderate economic growth across Europe (excluding Russia) automotive industry sales to retail and fleet customers continued improving in the three months ended March 31, 2016 with industry sales to retail and fleet customers of 4.7 million units representing a 6.9% increase compared to the corresponding period in 2015.

Our European operations are benefiting from this trend and vehicle sales in the three months ended March 31, 2016 continue to show signs of improvement underscored by further improvement in our Opel and Vauxhall retail vehicle sales of 0.3 million for market share of 6.0% in the three months ended March 31, 2016, representing an increase of 0.2 percentage points compared to the corresponding period in 2015.

We continue to implement various strategic actions to strengthen our operations and increase our competitiveness. The key actions include investments in our product portfolio including the next generation Opel Astra and Corsa, a revised brand strategy and reducing material, development and production costs, including restructuring activities. The success of these actions will depend on a combination of our ability to execute and external macroeconomic factors which are outside of our control.

In 2016 we have experienced aggressive industry pricing and increases in costs associated with depreciation, amortization, marketing and new product launches. We have also experienced adverse foreign currency impacts such as weakness in the British Pound. Uncertainty around Britain’s upcoming referendum on continued membership in the European Union may continue weakening the British Pound. The outcome of this referendum in the second quarter could contribute to further weakness and impact our results. These headwinds are being offset by continued industry recovery, the benefits of our recent launches of the Astra and Corsa and material cost optimization. As a result we intend to break even in GME in 2016.

The German Ministry of Transportation has requested the participation of a number of automotive manufacturers, including our German subsidiary, in discussions on emissions control issues and has requested a written response from our subsidiary on the subject. Our German subsidiary has participated in these discussions and has provided the requested response. In addition other European regulators have inquired about emissions control. These requests may lead to increased testing and re-testing of our vehicles and analysis of their emissions control systems, which could lead to increased costs, penalties, negative publicity or reputational impact, and additional vehicles may be subject to recall activity if regulators determine that emission levels and required regulatory compliance should be based on either a wider spectrum of driving conditions for future testing parameters or stricter or novel interpretations and consequent enforcement of existing requirements. No assurance can be given that the ultimate outcome of any potential investigations or increased testing resulting from this scrutiny would not materially and adversely affect us.

GMIO

Since the second quarter of 2015 we have been experiencing a moderation of industry growth and pricing pressures in China due primarily to macroeconomic volatility, softening consumer demand particularly in the commercial vehicle segment, increasing competition and a complex regulatory environment. As a result in the three months ended March 31, 2016 China industry sales were 6.6 million units, representing a moderate increase of 5.5% compared to the corresponding period in 2015. In the three months ended March 31, 2016 our China wholesale volumes increased by 4.0% compared to the three months ended March 31, 2015. Our market share decreased to 14.8%, down 0.2 percentage points due primarily to lower sales of Chevrolet vehicles driven by model changeover. Our China retail sales were 0.96 million units which remained flat compared to the corresponding period in 2015. In the three months ended March 31, 2016 our Automotive China JVs generated equity income of $0.5 billion and strong margins of 9.7%. We expect continuation of pricing pressures in the range of 4% to 5% and moderate industry growth in 2016. We continue to expect an increase in vehicle sales driven by new launches and expect to sustain strong China equity income and margins by focusing on vehicle mix improvements and cost efficiencies.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Lack of political stability, low commodity prices and foreign exchange volatility, among other factors, negatively impacted the overall automotive industry in the rest of Asia Pacific, Africa and the Middle East and led to industry sales of 5.0 million units, representing a decrease of 4.2% in the three months ended March 31, 2016 compared to the corresponding period in 2015. In the three months ended March 31, 2016 our sales totaled 0.2 million units for market share of 3.1%, representing a decrease of 0.7 percentage points compared to the corresponding period in 2015. The decrease in sales volumes was due primarily to overall industry volume declines, foreign currency availability and economic challenges in Africa.

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

GM Korea’s collective bargaining agreement negotiations are expected to begin in the second quarter of 2016. Although GM Korea has reached settlements in recent years without work stoppages, there is an inherent risk of work stoppages in negotiations which could negatively affect our business.

GMSA

The South American automotive industry continues to be negatively impacted by high interest rates, low commodity prices, increasing levels of unemployment and lack of consumer confidence combined with manufacturing overcapacity. As a result industry sales to retail and fleet customers were 0.9 million units in the three months ended March 31, 2016, representing a 20.7% decrease compared to the corresponding period in 2015. In the three months ended March 31, 2016 our vehicle sales in Brazil, our largest market in South America, totaled 0.1 million units for market share of 15.8%, representing a decrease of 0.8 percentage points compared to the corresponding period in 2015 due primarily to the competitive environment.

We continue to monitor economic conditions in South America and believe that adverse economic conditions and their effects on the automotive industry will likely continue over the next two years. While we continue to take actions to address these challenges, no assurance can be provided that such efforts will prevent material future losses, asset impairments or other charges.

During the three months ended March 31, 2016 we continued to consolidate our Venezuelan subsidiaries. We expect to have the ability to continue vehicle production in a limited manner during 2016 and into early 2017. Absent ongoing vehicle production, our Venezuelan subsidiaries may require additional financial support. At this time no decision has been made whether we will provide further financial support if required. We continue to monitor developments in Venezuela. If a determination is made in the future that we no longer maintain control we may incur a charge based on exchange rates at March 31, 2016 of approximately $0.2 billion.

Corporate

In March 2015 management announced its plan to return all available free cash flow to stockholders while maintaining an investment-grade balance sheet. Management's capital allocation framework includes a combined cash and marketable securities balance target of $20 billion and plans to reinvest in the business at an average target ROIC rate of 20% or greater. In connection with this plan we announced that our Board of Directors had authorized a program to purchase up to $5 billion of our common stock before the end of 2016. In January 2016 we announced that our Board of Directors had authorized the purchase of up to an additional $4 billion of our common stock (an aggregate total of $9 billion) before the end of 2017. At April 19, 2016 we had purchased an aggregate of 112 million shares of our outstanding common stock under our common stock repurchase program for $3.8 billion. Also, in January 2016 we announced an increase of our quarterly common stock dividend to $0.38 per share effective in the first quarter of 2016.

The Ignition Switch Recall has led to various inquiries, investigations, subpoenas, requests for information and complaints from Congress, the SEC, Transport Canada and 50 state attorneys general. In addition these and other recalls have resulted in a number of claims and lawsuits. Refer to Note 10 to our condensed consolidated financial statements for additional information. Such lawsuits and investigations could in the future result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Based on defect information reports filed with the National Highway Transportation Safety Administration by Takata, we are currently conducting recalls for certain Takata air bag inflators used in some of our prior model year vehicles. We are continuing to assess the situation globally. Further recalls, if any, that may be required to remediate Takata air bag inflators in our vehicles could have a material impact on our financial position, results of operations or cash flows.

We are assessing the potential impact, if any, of the recent earthquakes in Japan on our supply chain. If we are unable to effectively mitigate any resulting supply chain disruptions, they could have a material effect on our financial position, results of operations or cash flows.

Vehicle Sales

We present both wholesale and retail vehicle sales data to assist in the analysis of our revenue and our market share. We do not currently export vehicles to Cuba, Iran, North Korea, Sudan or Syria. Accordingly these countries are excluded from industry sales data and corresponding calculations of our market share.

Wholesale vehicle sales data, which represents sales directly to dealers and others, is the measure that correlates to our revenue from the sale of vehicles, which is the largest component of Automotive net sales and revenue. Wholesale vehicle sales exclude vehicles produced by joint ventures. In the three months ended March 31, 2016, 46.8% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Three Months Ended
	March 31, 2016		March 31, 2015
GMNA	874	61.9%	829	59.6%
GME	293	20.8%	268	19.3%
GMIO	130	9.2%	144	10.3%
GMSA	114	8.1%	150	10.8%
Worldwide	1,411	100.0%	1,391	100.0%

Retail vehicle sales data, which represents sales to end customers based upon the good faith estimates of management, including fleets, does not correlate directly to the revenue we recognize during the period. However retail vehicle sales data is indicative of the underlying demand for our vehicles. Market share information is based primarily on retail vehicle sales volume. In countries where retail vehicle sales data is not readily available other data sources, such as wholesale or forecast volumes, are used to estimate retail vehicle sales to end customers.

Retail vehicle sales data includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Certain joint venture agreements in China allow for the contractual right to report vehicle sales of non-GM trademarked vehicles by those joint ventures. Retail vehicle sales data includes vehicles used by dealers under courtesy transportation programs and vehicles sold through the dealer registration channel primarily in Europe. This sales channel consists primarily of dealer demonstrator, loaner and self-registered vehicles which are not eligible to be sold as new vehicles after being registered by dealers. Certain fleet sales that are accounted for as operating leases are included in retail vehicle sales at the time of delivery to daily rental car companies. The following table summarizes total industry retail sales, or estimated sales where retail sales volume is not available, of new vehicles and our related competitive position by geographic region (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31, 2016			March 31, 2015
	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,172	684	16.4%	4,044	684	16.9%
Other	849	115	13.6%	763	106	13.8%
Total North America	5,021	799	15.9%	4,807	790	16.4%
Europe
United Kingdom	883	85	9.6%	845	86	10.2%
Germany	873	62	7.1%	832	55	6.6%
Other	3,294	164	5.0%	3,133	151	4.8%
Total Europe	5,050	311	6.1%	4,810	292	6.1%
Asia/Pacific, Middle East and Africa
China(a)	6,597	976	14.8%	6,252	939	15.0%
Other	4,960	155	3.1%	5,175	198	3.8%
Total Asia/Pacific, Middle East and Africa	11,557	1,131	9.8%	11,427	1,137	10.0%
South America
Brazil	481	76	15.8%	674	112	16.6%
Other	371	57	15.5%	400	68	17.0%
Total South America	852	133	15.6%	1,074	180	16.7%
Total Worldwide	22,480	2,374	10.6%	22,118	2,399	10.8%

United States
Cars	1,694	212	12.5%	1,779	220	12.4%
Trucks	1,264	283	22.4%	1,136	269	23.7%
Crossovers	1,214	189	15.5%	1,129	195	17.3%
Total United States	4,172	684	16.4%	4,044	684	16.9%

China
SGMS		412			418
SGMW and FAW-GM		564			521
Total China	6,597	976	14.8%	6,252	939	15.0%
__________

(a)
Our China sales include the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). End customer data is not readily available for the industry; therefore, wholesale volumes were used for Industry, GM and Market Share. Our retail sales in China were 964 and 962 in the three months ended March 31, 2016 and 2015.

In the three months ended March 31, 2016 we estimate we had the largest market share in North America and South America, the number three market share in the Asia/Pacific, Middle East and Africa region and the number seven market share in Europe.

The sales and market share data provided in the table above includes both fleet vehicle sales and sales to retail customers. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than sales to retail customers. A significant portion of the sales to daily rental car companies are recorded as operating leases under U.S. GAAP with no recognition of revenue at the date of initial delivery due to guaranteed repurchase obligations. The following table summarizes estimated fleet sales and those sales as a percentage of total retail vehicle sales (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended March 31,
	2016	2015
GMNA	171	205
GME	141	134
GMIO	51	56
GMSA	25	28
Total fleet sales	388	423

Fleet sales as a percentage of total retail vehicle sales	16.3%	17.6%

The following table summarizes United States fleet sales (vehicles in thousands):

	Three Months Ended March 31,
	2016	2015
Daily rental sales	78	121
Other fleet sales	69	62
Total fleet sales	147	183

Automotive Financing – GM Financial Summary and Outlook

GM Financial is expanding its leasing, near prime and prime lending programs in North America and anticipates that leasing and prime lending will become an increasing percentage of the originations and retail portfolio balance over time. In the three months ended March 31, 2016 and 2015 GM Financial's revenue consisted of retail finance charge income of 34.4% and 55.6%, commercial finance charge income of 5.0% and 7.5% and leased vehicle income of 57.1% and 31.8%. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. In the three months ended March 31, 2016 GM Financial's retail penetration in North America grew to approximately 37%, up from approximately 21% compared to the corresponding period in 2015.

Consolidated Results

We review changes in our results of operations under five categories: volume, mix, price, cost and other. Volume measures the impact of changes in wholesale vehicle volumes driven by industry volume, market share and changes in dealer stock levels. Mix measures the impact of changes to the regional portfolio due to product, model, trim, country and option penetration in current year wholesale vehicle volumes. Price measures the impact of changes related to Manufacturer’s Suggested Retail Price and various sales allowances. Cost includes primarily: (1) material and freight; and (2) manufacturing, engineering, advertising, administrative and selling and policy and warranty expense. Other includes primarily foreign exchange and non-vehicle related automotive revenues and costs as well as equity income or loss from our nonconsolidated affiliates.

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	March 31, 2016	March 31, 2015			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$26,463	$24,676	$1,787	7.2%	$1.2	$0.4	$0.3	$(0.2)
GME	4,681	4,449	232	5.2%	$0.4	$—	$0.1	$(0.2)
GMIO	2,679	3,112	(433)	(13.9)%	$(0.2)	$—	$—	$(0.2)
GMSA	1,343	2,092	(749)	(35.8)%	$(0.5)	$0.1	$0.3	$(0.7)
Corporate	29	35	(6)	(17.1)%				$—
Automotive	35,195	34,364	831	2.4%	$0.9	$0.6	$0.6	$(1.2)
GM Financial	2,070	1,348	722	53.6%				$0.7
Total net sales and revenue	$37,265	$35,712	$1,553	4.3%	$0.9	$0.6	$0.6	$(0.5)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Refer to the regional sections of this MD&A for additional information.

Automotive Cost of Sales and Inventories

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	March 31, 2016	March 31, 2015			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$22,448	$20,896	$(1,552)	(7.4)%	$(0.9)	$(0.4)	$(0.4)	$0.1
GME	4,345	4,455	110	2.5%	$(0.3)	$—	$0.3	$0.1
GMIO	2,587	3,095	508	16.4%	$0.2	$(0.1)	$0.1	$0.3
GMSA	1,289	2,073	784	37.8%	$0.4	$(0.1)	$0.1	$0.4
Corporate and eliminations	(80)	155	235	n.m.			$—	$0.2
Total automotive cost of sales	$30,589	$30,674	$85	0.3%	$(0.6)	$(0.6)	$0.1	$1.2
________
n.m. = not meaningful

Refer to the regional sections of this MD&A for additional information on volume and mix.

In the three months ended March 31, 2016 favorable Cost was due primarily to: (1) decreased material and freight costs of $0.8 billion related to carryover vehicles, partially offset by increased material and freight costs of $0.2 billion related to vehicles launched within the last twelve months incorporating significant exterior and/or interior changes (Majors); and (2) costs related to the change in our business model in Russia of $0.1 billion in 2015; partially offset by (3) unfavorable depreciation and amortization, engineering and other costs primarily related to new product launches of $0.4 billion; and (4) net restructuring costs primarily related to the UAW cash severance incentive program of $0.2 billion. In the three months ended March 31, 2016 favorable Other was due primarily to favorable net foreign currency effect of $1.2 billion due primarily to the weakening of the Euro, Brazilian Real, Canadian Dollar, Argentine Peso, Venezuelan Bolivar and South Korean Won against the U.S. Dollar of $1.0 billion and costs related to the change in our business model in Russia of $0.2 billion in 2015.

	Inventories			Days on Hand
	March 31, 2016	March 31, 2015	Increase/ (Decrease)	March 31, 2016	March 31, 2015	Increase/ (Decrease)
GMNA	$8,786	$7,111	$1,675	35	31	4
GME	3,423	3,184	239	71	64	7
GMIO	2,268	2,208	60	79	64	15
GMSA	1,340	1,548	(208)	94	67	27
Total	$15,817	$14,051	$1,766	47	41	6

Days on hand is calculated as Inventories divided by Automotive cost of sales for the three months ended March 31 multiplied by 90.

Other

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2016	March 31, 2015		%
Automotive selling, general and administrative expense	$2,818	$3,117	$299	9.6%
Interest income and other non-operating income, net	$85	$241	$(156)	(64.7)%

In the three months ended March 31, 2016 Automotive selling, general and administrative expense decreased due primarily to:(1) favorable net foreign currency effect of $0.1 billion due primarily to the weakening of the Brazilian Real and Venezuelan Bolivar against the U.S. Dollar; (2) expense related to the ignition switch recall compensation program of $0.2 billion in 2015; and (3) costs related to the change in our business model in Russia of $0.1 billion in 2015; partially offset by (4) charges for legal related matters of $0.1 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2016 Interest income and other non-operating income, net decreased due primarily to unfavorable foreign currency effect related to intercompany loans denominated in foreign currencies.

GM North America

	Three Months Ended		Favorable / (Unfavorable)%		Variance Due To
	March 31, 2016	March 31, 2015			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$26,463	$24,676	$1,787	7.2%	$1.2	$0.4	$0.3		$(0.2)
EBIT-adjusted	$2,296	$2,182	$114	5.2%	$0.4	$—	$0.3	$(0.3)	$(0.2)
	(Vehicles in thousands)
Wholesale vehicle sales	874	829	45	5.4%

GMNA Total Net Sales and Revenue

In the three months ended March 31, 2016 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes reflecting our strategic decision to reduce daily rental activity and higher demand for mid-size cars and full-size pick-up trucks, partially offset by a decrease in the Chevrolet Cruze; (2) favorable mix associated with full-size pick-up trucks, full-size sport utility vehicles (SUVs) and the decrease in Chevrolet Cruze volumes, partially offset by mid-size cars; and (3) favorable pricing primarily for Majors of $0.3 billion related to the recently launched Chevrolet Camaro and Malibu; partially offset by (4) unfavorable Other of $0.2 billion due primarily to unfavorable foreign currency effect of $0.3 billion due to the weakening of the Canadian Dollar and Mexican Peso against the U.S. Dollar.

GMNA EBIT-Adjusted

In the three months ended March 31, 2016 EBIT-adjusted increased due primarily to: (1) increased net wholesale volumes; and (2) favorable pricing; partially offset by (3) unfavorable Cost including restructuring charges of $0.2 billion related to the UAW cash severance incentive program, increased material costs for Majors of $0.1 billion primarily related to the recently launched Chevrolet Camaro and Malibu and increased other costs related to new product launches of $0.6 billion primarily engineering, marketing and depreciation and amortization, partially offset by favorable material and freight performance related to carryover vehicles of $0.6 billion; and (4) unfavorable Other of $0.2 billion due primarily to unfavorable foreign currency effect due to the weakening of the Mexican Peso and Canadian Dollar against the U.S. Dollar.

Recall Campaigns

The following table summarizes the impact of recall-related activities:

	Three Months Ended
	March 31, 2016	March 31, 2015
Balance at beginning of period	$2,492	$2,729
Additions	131	137
Payments	(281)	(401)
Adjustments to prior periods	4	73
Balance at end of period	$2,346	$2,538

GM Europe

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	March 31, 2016	March 31, 2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$4,681	$4,449	$232	5.2%	$0.4	$—	$0.1		$(0.2)
EBIT (loss)-adjusted	$(6)	$(239)	$233	97.5%	$0.1	$—	$—	$0.2	$—
	(Vehicles in thousands)
Wholesale vehicle sales	293	268	25	9.3%

GME Total Net Sales and Revenue

In the three months ended March 31, 2016 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes associated with higher demand primarily for the new passenger vehicle KARL and the next generation Astra passenger vehicle across the region; and (2) favorable pricing for Majors primarily related to the next generation Astra; partially offset by (3) unfavorable Other of $0.2 billion due primarily to unfavorable foreign currency effect due to the weakening of the Euro and British Pound against the U.S. Dollar.

GME EBIT (Loss)-Adjusted

In the three months ended March 31, 2016 EBIT (loss)-adjusted decreased due primarily to: (1) favorable Cost due primarily to fixed cost improvements of $0.1 billion and favorable material performance related to carryover vehicles of $0.1 billion; and (2) increased net wholesale volumes.

GM International Operations

Focus on Chinese Market

We view the Chinese market as important to our global growth strategy and are employing a multi-brand strategy led by our Buick and Chevrolet brands. In the coming years we plan to increasingly leverage our global architectures to increase the number of product offerings under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the local Baojun and Wuling brands, with Baojun seizing the growth opportunities in less developed cities and markets. We operate in the Chinese market through a number of joint ventures and maintaining good relations with our joint venture partners, which are affiliated with the Chinese government, is an important part of our China growth strategy.

The following tables summarize certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Wholesale vehicles including vehicles exported to markets outside of China	986	955
Total net sales and revenue	$11,191	$10,972
Net income	$1,086	$1,086

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$5,784	$5,939
Debt	$223	$184

GMIO Total Net Sales and Revenue and EBIT-Adjusted

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	March 31, 2016	March 31, 2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$2,679	$3,112	$(433)	(13.9)%	$(0.2)	$—	$—		$(0.2)
EBIT-adjusted	$379	$371	$8	2.2%	$(0.1)	$—	$—	$0.1	$—
Equity income – Automotive China JVs	$518	$519	$(1)	(0.2)%
EBIT (loss)-adjusted – excluding Equity income	$(139)	$(148)	$9	6.1%
	(Vehicles in thousands)
Wholesale vehicle sales	130	144	(14)	(9.7)%

GMIO Total Net Sales and Revenue

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT-adjusted above.

In the three months ended March 31, 2016 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes primarily related to decreased sales of mid-size pick-up trucks and the Chevrolet Aveo in Egypt, the end of production of the Chevrolet Spin and Sonic in Southeast Asia and decreased sales of pick-up trucks in South Africa; and (2) unfavorable Other of $0.2 billion due primarily to unfavorable foreign currency effect due to the weakening of the South Korean Won, South African Rand and Australian Dollar against the U.S. Dollar.

GMIO EBIT-Adjusted

In the three months ended March 31, 2016 EBIT-adjusted remained flat due primarily to: (1) favorable Cost due primarily to favorable material and freight performance related to carryover vehicles; offset by (2) decreased wholesale volumes.

GM South America

GMSA Total Net Sales and Revenue and EBIT (Loss)-Adjusted

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	March 31, 2016	March 31, 2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$1,343	$2,092	$(749)	(35.8)%	$(0.5)	$0.1	$0.3		$(0.7)
EBIT (loss)-adjusted	$(67)	$(214)	$147	68.7%	$(0.1)	$—	$0.3	$—	$(0.1)
	(Vehicles in thousands)
Wholesale vehicle sales	114	150	(36)	(24.0)%

GMSA Total Net Sales and Revenue

In the three months ended March 31, 2016 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes primarily in Brazil across the portfolio due to difficult economic conditions; and (2) unfavorable Other of $0.7 billion due primarily to unfavorable foreign currency effect due to the weakening of all currencies across the region against the U.S. Dollar; partially offset by (3) favorable pricing related to carryover vehicles due primarily to high inflation in Argentina; and (4) favorable product mix due to decreased sales of lower priced vehicles in Brazil.

GMSA EBIT (Loss)-Adjusted

In the three months ended March 31, 2016 EBIT (loss)-adjusted decreased due primarily to: (1) favorable pricing; partially offset by (2) decreased wholesales volumes; (3) unfavorable Other of $0.1 billion due to unfavorable foreign currency effect due to the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

weakening of all currencies across the region against the U.S. Dollar; and (4) flat Cost due primarily to favorable engineering and manufacturing expenses of $0.1 billion offset by unfavorable other costs of $0.1 billion.

GM Financial

	Three Months Ended		Increase / (Decrease)%
	March 31, 2016	March 31, 2015
Total revenue	$2,075	$1,354	$721	53.2%
Provision for loan losses	$196	$155	$41	26.5%
Income before income taxes-adjusted	$225	$214	$11	5.1%
	(Dollars in billions)
Average debt outstanding	$56.8	$38.1	$18.7	49.1%
Effective rate of interest paid	3.3%	4.0%	(0.7)%

GM Financial Revenue

In the three months ended March 31, 2016 Total revenue increased due primarily to increased leased vehicle income of $0.8 billion due to a larger lease portfolio.

GM Financial Income Before Income Taxes-Adjusted

In the three months ended March 31, 2016 Income before income taxes-adjusted remained flat due primarily to: (1) increased revenue of $0.7 billion; offset by (2) increased leased vehicle expense of $0.6 billion due to a larger lease portfolio; and (3) increased interest expense of $0.1 billion due to an increase in average debt outstanding.

Liquidity and Capital Resources
Liquidity Overview

We believe that our current level of cash and cash equivalents, marketable securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations. We also maintain access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on three objectives: (1) reinvest in our business; (2) maintain an investment-grade balance sheet; and (3) return cash to stockholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $9 billion annually as well as payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls, the settlements of the multidistrict litigation and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (4) payments for previously announced restructuring activities; (5) dividend payments on our common stock that are declared by our Board of Directors; and (6) payments to purchase shares of our common stock under programs authorized by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2015 Form 10-K, some of which are outside of our control.

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

Management's capital allocation framework includes a combined cash and marketable securities balance target of $20 billion and plans to reinvest in the business at an average target ROIC rate of 20% or greater. In connection with this framework we announced that our Board of Directors had authorized a program to purchase up to $5 billion of our common stock before the end of 2016. In January 2016 we announced that our Board of Directors had authorized the purchase of up to an additional $4 billion

GENERAL MOTORS COMPANY AND SUBSIDIARIES

of our common stock (an aggregate total of $9 billion) before the end of 2017. Also, in January 2016 we announced an increase of our quarterly common stock dividend to $0.38 per share effective in the three months ended March 31, 2016. At April 19, 2016 we had purchased an aggregate of 112 million shares of our outstanding common stock under our common stock repurchase program for $3.8 billion.

In February 2016 we issued $2.0 billion in aggregate principal amount of senior unsecured notes and used the net proceeds to fund discretionary contributions to our U.S. hourly pension plan to improve its funded status. We made contributions of $1.5 billion in the three months ended March 31, 2016 and we made an additional discretionary contribution of $0.5 billion in April 2016. Refer to Note 7 to our condensed consolidated financial statements for additional information on the senior unsecured notes.

Automotive Liquidity

Total available liquidity includes cash, cash equivalents, marketable securities and funds available under credit facilities. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. There have been no significant changes in the management of our liquidity including the allocation of our available liquidity, the composition of our portfolio and our investment guidelines since December 31, 2015. Refer to the “Liquidity and Capital Resources” section of MD&A in our 2015 Form 10-K.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. The total size of our credit facilities was $12.6 billion at March 31, 2016 and December 31, 2015, which consisted principally of our two primary revolving credit facilities. We did not borrow against our primary facilities, but had amounts in use under the letter of credit sub-facility of $0.5 billion at March 31, 2016. GM Financial had access to our revolving credit facilities but did not borrow against them. We had intercompany loans from GM Financial of $0.9 billion and $0.4 billion at March 31, 2016 and December 31, 2015, which consisted primarily of amounts used to fund company vehicles and for commercial loans to dealers we consolidate. The following table summarizes our automotive available liquidity (dollars in billions):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$12.0	$12.1
Marketable securities	6.5	8.2
Available liquidity	18.5	20.3
Available under credit facilities	12.1	12.2
Total automotive available liquidity	$30.6	$32.5

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

Three Months Ended March 31, 2016
Operating cash flow	$(0.7)
Capital expenditures	(2.3)
Dividends paid and payments to purchase common stock	(0.9)
Investment in Lyft	(0.5)
Issuance of senior unsecured notes	2.0
Loans from GM Financial and other	0.5
Total change in automotive available liquidity	$(1.9)

Automotive Cash Flow (Dollars in Billions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Change
	March 31, 2016	March 31, 2015
Operating Activities
Net income	$1.8	$0.8	$1.0
Depreciation, amortization and impairments	1.4	1.4	—
Pension and OPEB activities	(2.1)	(0.4)	(1.7)
Working capital	(0.4)	(0.5)	0.1
Equipment on operating leases	0.5	(1.2)	1.7
Accrued liabilities and other liabilities	(1.6)	—	(1.6)
Income taxes	0.5	0.3	0.2
Undistributed earnings of nonconsolidated affiliates, net	(0.5)	(0.5)	—
Other	(0.3)	0.1	(0.4)
Cash flows from operating activities	$(0.7)	$—	$(0.7)

In the three months ended March 31, 2016 the change in Pension and OPEB activities was due to discretionary contributions of $1.5 billion made to our U.S. hourly pension plan. The changes in Equipment on operating leases and Accrued liabilities and other liabilities were due primarily to the reduction of units provided to rental car companies.

	Three Months Ended		Change
	March 31, 2016	March 31, 2015
Investing Activities
Capital expenditures	$(2.3)	$(1.7)	$(0.6)
Acquisitions and liquidations of marketable securities, net	1.7	0.7	1.0
Investment in Lyft	(0.5)	—	(0.5)
Other	—	0.1	(0.1)
Cash flows from investing activities	$(1.1)	$(0.9)	$(0.2)

In the three months ended March 31, 2016 the change in Acquisitions and liquidations of marketable securities, net was due primarily to the rebalancing of our investment portfolio between marketable securities and cash and cash equivalents as part of liquidity management in the normal course of business.

	Three Months Ended		Change
	March 31, 2016	March 31, 2015
Financing Activities
Issuance of senior unsecured notes	$2.0	$—	$2.0
Dividends paid and payments to purchase common stock	(0.9)	(0.8)	(0.1)
Other	—	(0.1)	0.1
Cash flows from financing activities	$1.1	$(0.9)	$2.0

In the three months ended March 31, 2016 the change in Cash flows from financing activities was due primarily to the issuance of senior unsecured notes.

Adjusted Automotive Free Cash Flow (Dollars in Billions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31, 2016	March 31, 2015
Net cash provided by (used in) operating activities	$(0.7)	$—
Less: capital expenditures	(2.3)	(1.7)
Adjustments – discretionary pension plan contributions	1.5	—
Adjusted free cash flow	$(1.5)	$(1.7)

Status of Credit Ratings

We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investor Service (Moody's) and Standard & Poor's. In February 2016 Moody's revised their outlook to Positive from Stable. In March 2016 DBRS Limited upgraded our corporate rating and revolving credit facilities rating to BBB from BBB (low) and revised their outlook to Stable from Positive.

Automotive Financing – GM Financial Liquidity

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

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$2.9	$3.1
Borrowing capacity on unpledged eligible assets	8.4	9.7
Borrowing capacity on committed unsecured lines of credit	0.4	0.9
Available liquidity	$11.7	$13.7

In the three months ended March 31, 2016 available liquidity decreased due primarily to funding of loan and lease originations in excess of borrowing capacity, as well as the funding of an intercompany loan.

GM Financial Cash Flow (Dollars in Billions)

	Three Months Ended		Change
	March 31, 2016	March 31, 2015
Net cash provided by operating activities	$1.2	$0.5	$0.7
Net cash used in investing activities	$(6.3)	$(4.7)	$(1.6)
Net cash provided by financing activities	$5.4	$3.2	$2.2

In the three months ended March 31, 2016 Net cash provided by operating activities increased due primarily to an increase in leased vehicle income, partially offset by increased operating expenses and interest expense.

In the three months ended March 31, 2016 Net cash used in investing activities increased due primarily to: (1) increased purchases of leased vehicles of $2.9 billion; partially offset by (2) prior year impact of cash used for the acquisition of the equity interest in SAIC-GMAC Automotive Finance Company Limited of $1.0 billion in 2015; and (3) increased proceeds from the termination of leases of $0.3 billion.

In the three months ended March 31, 2016 Net cash provided by financing activities increased due primarily to a net increase in borrowings.

Critical Accounting Estimates

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2015 Form 10-K.

Forward-Looking Statements

In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “will,” “should,” “target,” “when,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include, among others: (1) our ability to maintain profitability over the long-term, including our ability to fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers; (2) the success of our full-size pick-up trucks and SUVs; (3) global automobile market sales volume, which can be volatile; (4) the results of our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (5) our ability to realize production efficiencies and to achieve reductions in costs as we implement operating effectiveness initiatives throughout our automotive operations; (6) our ability to maintain quality control over our vehicles and avoid material vehicle recalls and the cost and effect on our reputation and products; (7) our ability to maintain adequate liquidity and financing sources including as required to fund our new technology; (8) our ability to realize successful vehicle applications of new technology and our ability to deliver new products, services and customer experiences in response to new participants in the automotive industry; (9) volatility in the price of oil; (10) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (11) risks associated with our manufacturing facilities around the world; (12) our ability to manage the distribution channels for our products; (13) our ability to successfully restructure our operations in various countries; (14) the continued availability of wholesale and retail financing in markets in which we operate to support the sale of our vehicles, which is dependent on those entities' ability to obtain funding and their continued willingness to provide financing; (15) changes in economic conditions, commodity prices, housing prices, foreign currency exchange rates or political stability in the markets in which we operate; (16) significant changes in the competitive environment, including the effect of competition and excess manufacturing capacity in our markets, on our pricing policies or use of incentives and the introduction of new and improved vehicle models by our competitors; (17) significant changes in economic, political, regulatory environment and market conditions in China, including the effect of competition from new market entrants, on our vehicle sales and market position in China; (18) changes in existing, or the adoption of new, laws, regulations, policies or other activities of governments, agencies and similar organizations, particularly laws, regulations and policies relating to vehicle safety including recalls, and including such actions that may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates; (19) stricter or novel interpretations and consequent enforcement of existing laws, regulations and policies; (20) costs and risks associated with litigation and government investigations including the potential imposition of damages, substantial fines, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us in connection with various legal proceedings and investigations relating to our various recalls; (21) our ability to comply with the terms of the DPA; (22) our ability to manage risks related to security breaches and other disruptions to our vehicles, information technology networks and systems; (23) significant increases in our pension expense or projected pension contributions resulting from changes in the value of plan assets, the discount rate applied to value the pension liabilities or mortality or other assumption changes; (24) our continued ability to develop captive financing capability through GM Financial; and (25) changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since December 31, 2015. Refer to Item 7A of our 2015 Form 10-K.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

Refer to the discussion in the "Litigation-Related Liability and Tax Administrative Matters" section in Note 10 to our condensed consolidated financial statements and the 2015 Form 10-K for information relating to certain legal proceedings.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2015 Form 10-K.
*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended March 31, 2016:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
January 1, 2016 through January 31, 2016	1,813,837	$34.24	—	$5.5 billion
February 1, 2016 through February 29, 2016	4,197,550	$28.56	2,155,027	$5.4 billion
March 1, 2016 through March 31, 2016	8,141,252	$31.04	7,618,520	$5.2 billion
Total	14,152,639	$30.71	9,773,547
__________

(a)
Shares purchased consist of: (1) shares purchased under our previously announced common stock repurchase program; (2) shares retained by us for the payment of the exercise price upon the exercise of warrants; and (3) shares delivered by employees or directors to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units and Restricted Stock Awards relating to compensation plans. Refer to our consolidated financial statements in our 2015 Form 10-K for additional details on warrants issued and employee stock incentive plans.

(b)
In March 2015 our Board of Directors authorized a program to purchase up to $5 billion of our common stock before the end of 2016. Effective January 2016 our Board of Directors increased the authorization to purchase up to an additional $4 billion of our common stock (or an aggregate total of $9 billion) before the end of 2017.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
3.1	Amended and Restated Bylaws of General Motors Company, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed March 8, 2016	Incorporated by Reference
4.1
Third Supplemental Indenture, dated as of February 23, 2016, to the Indenture, dated as of September 27, 2013, between General Motors Company, as issuer, and The Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Company filed February 23, 2016
Incorporated by Reference
10.1	General Motors LLC U.S. Executive Severance Program, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed February 3, 2016	Incorporated by Reference
10.2
Amendment No. 1 to General Motors Executive Retirement Plan (with modifications through October 10, 2012), incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed February 3, 2016
Incorporated by Reference
10.3
Amendment No. 1 to General Motors Company Short-Term Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Company filed on February 3, 2016
Incorporated by Reference
10.4	Form of General Motors Company Restricted Stock Unit Award Agreement under the 2014 Long-Term Incentive Plan	Filed Herewith
10.5	Form of General Motors Company Performance Stock Unit Award Agreement under the 2014 Long-Term Incentive Plan	Filed Herewith
10.6	Form of Director and Officer Indemnification Agreement	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS*	XBRL Instance Document	Filed Herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
________

*	Submitted electronically with this Report.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Controller and Chief Accounting Officer
Date:	April 21, 2016