Form 10-Q
period 2016-06-30
General Motors Co
filed 2016-07-21
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 14, 2016 the number of shares outstanding of common stock was 1,561,921,814 shares.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales and revenue
Automotive	$40,089	$36,670	$75,284	$71,034
GM Financial	2,283	1,510	4,353	2,858
Total net sales and revenue	42,372	38,180	79,637	73,892
Costs and expenses
Automotive cost of sales	34,426	32,597	65,015	63,271
GM Financial interest, operating and other expenses	2,063	1,318	3,949	2,486
Automotive selling, general and administrative expense	2,847	2,977	5,665	6,094
Total costs and expenses	39,336	36,892	74,629	71,851
Operating income	3,036	1,288	5,008	2,041
Automotive interest expense	147	108	274	218
Interest income and other non-operating income, net	172	13	257	254
Equity income (Note 6)	660	524	1,220	1,077
Income before income taxes	3,721	1,717	6,211	3,154
Income tax expense (Note 12)	871	577	1,430	1,106
Net income	2,850	1,140	4,781	2,048
Net (income) loss attributable to noncontrolling interests	16	(23)	38	14
Net income attributable to common stockholders	$2,866	$1,117	$4,819	$2,062

Earnings per share (Note 15)
Basic
Basic earnings per common share	$1.85	$0.70	$3.12	$1.28
Weighted-average common shares outstanding	1,548	1,596	1,547	1,606
Diluted
Diluted earnings per common share	$1.81	$0.67	$3.05	$1.23
Weighted-average common shares outstanding	1,581	1,660	1,580	1,673

Dividends declared per common share	$0.38	$0.36	$0.76	$0.66

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$2,850	$1,140	$4,781	$2,048
Other comprehensive income (loss), net of tax (Note 14)
Foreign currency translation adjustments and other	(19)	(148)	65	49
Defined benefit plans	171	(65)	49	489
Other comprehensive income (loss), net of tax	152	(213)	114	538
Comprehensive income	3,002	927	4,895	2,586
Comprehensive (income) loss attributable to noncontrolling interests	13	(22)	55	6
Comprehensive income attributable to common stockholders	$3,015	$905	$4,950	$2,592

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts) (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$18,923	$15,238
Marketable securities (Note 3)	4,247	8,163
Restricted cash (Note 3; Note 7 at VIEs)	1,595	1,590
Accounts and notes receivable, net	10,461	8,337
GM Financial receivables, net (Note 4; Note 7 at VIEs)	19,800	18,051
Inventories (Note 5)	15,026	13,764
Equipment on operating leases, net	2,505	2,783
Other current assets	2,073	1,482
Total current assets	74,630	69,408
Non-current Assets
Restricted cash (Note 3; Note 7 at VIEs)	603	583
GM Financial receivables, net (Note 4; Note 7 at VIEs)	19,309	18,500
Equity in net assets of nonconsolidated affiliates (Note 6)	8,198	9,201
Property, net	33,510	31,229
Goodwill and intangible assets, net	6,433	5,947
GM Financial equipment on operating leases, net (Note 7 at VIEs)	28,442	20,172
Deferred income taxes (Note 1)	35,627	36,860
Other assets	3,697	2,438
Total non-current assets	135,819	124,930
Total Assets	$210,449	$194,338
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$26,959	$24,062
Short-term debt and current portion of long-term debt (Note 8)
Automotive	1,031	817
GM Financial (Note 7 at VIEs)	20,199	18,745
Accrued liabilities	27,854	27,593
Total current liabilities	76,043	71,217
Non-current Liabilities
Long-term debt (Note 8)
Automotive	9,789	7,948
GM Financial (Note 7 at VIEs)	44,301	35,601
Postretirement benefits other than pensions (Note 10)	5,675	5,685
Pensions (Note 10)	17,939	20,911
Other liabilities	12,699	12,653
Total non-current liabilities	90,403	82,798
Total Liabilities	166,446	154,015
Commitments and contingencies (Note 11)
Equity (Note 14)
Common stock, $0.01 par value	16	15
Additional paid-in capital	27,734	27,607
Retained earnings	23,785	20,285
Accumulated other comprehensive loss	(7,905)	(8,036)
Total stockholders’ equity	43,630	39,871
Noncontrolling interests	373	452
Total Equity	44,003	40,323
Total Liabilities and Equity	$210,449	$194,338

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net income	$4,781	$2,048
Depreciation, amortization and impairment charges	4,871	3,927
Foreign currency remeasurement and transaction losses	237	788
Amortization of discount and issuance costs on debt issues	94	87
Undistributed earnings of nonconsolidated affiliates, net	893	350
Pension contributions and OPEB payments	(2,784)	(824)
Pension and OPEB (income) expense, net	(297)	189
Provision for deferred taxes	1,305	593
Change in other operating assets and liabilities	(3,139)	(997)
Net cash provided by operating activities	5,961	6,161
Cash flows from investing activities
Expenditures for property	(4,610)	(3,489)
Available-for-sale marketable securities, acquisitions	(2,278)	(4,836)
Trading marketable securities, acquisitions	(203)	(1,028)
Available-for-sale marketable securities, liquidations	5,337	6,689
Trading marketable securities, liquidations	813	1,099
Acquisition of companies/investments, net of cash acquired	(801)	(928)
Increase in restricted cash	(320)	(344)
Decrease in restricted cash	269	129
Purchases of finance receivables	(8,354)	(8,376)
Principal collections and recoveries on finance receivables	6,641	5,716
Purchases of leased vehicles, net	(10,203)	(6,504)
Proceeds from termination of leased vehicles	1,090	468
Other investing activities	178	81
Net cash used in investing activities	(12,441)	(11,323)
Cash flows from financing activities
Net increase (decrease) in short-term debt	438	(202)
Proceeds from issuance of debt (original maturities greater than three months)	23,213	16,498
Payments on debt (original maturities greater than three months)	(11,962)	(8,417)
Payments to purchase common stock	(300)	(1,999)
Dividends paid	(1,188)	(1,086)
Other financing activities	(116)	(40)
Net cash provided by financing activities	10,085	4,754
Effect of exchange rate changes on cash and cash equivalents	80	(919)
Net increase (decrease) in cash and cash equivalents	3,685	(1,327)
Cash and cash equivalents at beginning of period	15,238	18,954
Cash and cash equivalents at end of period	$18,923	$17,627
Significant Non-cash Investing Activity
Non-cash property additions	$4,582	$3,490
Non-cash business acquisition (Note 2)	$290

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$16	$28,937	$14,577	$(8,073)	$567	$36,024
Net income	—	—	2,062	—	(14)	2,048
Other comprehensive income	—	—	—	530	8	538
Purchase of common stock	—	(941)	(1,058)	—	—	(1,999)
Exercise of common stock warrants	—	41	—	—	—	41
Stock based compensation	—	124	(14)	—	—	110
Cash dividends paid on common stock	—	—	(1,055)	—	—	(1,055)
Dividends declared or paid to noncontrolling interests	—	—	—	—	(56)	(56)
Other	—	—	—	—	19	19
Balance at June 30, 2015	$16	$28,161	$14,512	$(7,543)	$524	$35,670

Balance at January 1, 2016	$15	$27,607	$20,285	$(8,036)	$452	$40,323
Net income	—	—	4,819	—	(38)	4,781
Other comprehensive income	—	—	—	131	(17)	114
Issuance of common stock	—	290	—	—	—	290
Purchase of common stock	—	(167)	(133)	—	—	(300)
Exercise of common stock warrants	1	28	—	—	—	29
Stock based compensation	—	(24)	(8)	—	—	(32)
Cash dividends paid on common stock	—	—	(1,178)	—	—	(1,178)
Dividends declared or paid to noncontrolling interests	—	—	—	—	(17)	(17)
Other	—	—	—	—	(7)	(7)
Balance at June 30, 2016	$16	$27,734	$23,785	$(7,905)	$373	$44,003

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

In February 2016 ASU 2016-02, Leases (ASU 2016-02) was issued which requires the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. The accounting for leases where we are the lessor is largely unchanged. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently assessing the impact ASU 2016-02 will have on our consolidated financial statements.

In June 2016 ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), was issued that requires entities to use a Current Expected Credit Loss model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses by GM Financial upon loan origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2018. We are currently assessing the impact ASU 2016-13 will have on our consolidated financial statements.

Note 2. Acquisition of Business
On May 12, 2016 we acquired all of the outstanding capital stock of Cruise Automation, Inc. (Cruise), an autonomous vehicle technology company, to further accelerate our development of autonomous vehicles. The deal consideration at closing was $581 million, of which $291 million was paid in cash and approximately $290 million was paid through the issuance of new common stock. The fair value of the common stock issued was determined based on the closing price of our common stock on May 12, 2016. In conjunction with the acquisition, we entered into other agreements that will result in future costs contingent upon the continued employment of key individuals and additional performance-based awards contingent upon the achievement of specific technology and commercialization milestones.

Of the total consideration, $130 million was allocated to intangible assets, primarily in-process research and development with an indefinite life until fully developed and commercialized, $39 million was allocated to deferred tax liabilities, net of other assets, and $490 million was allocated to non-tax-deductible goodwill in GMNA primarily related to the synergies expected to arise as a result of the acquisition.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The results of operations associated with this acquisition were not significant to our condensed consolidated financial statements. Accordingly, pro forma financial information is not presented. We have included the financial results of Cruise in our condensed consolidated financial statements from the date of acquisition.

Note 3. Marketable Securities
The following table summarizes the fair value, which approximates cost, of cash equivalents and marketable securities:

	Fair Value Level	June 30, 2016	December 31, 2015
Cash, cash equivalents and time deposits		$9,088	$7,730
Available-for sale securities
U.S. government and agencies	2	$1,953	$5,329
Corporate debt	2	5,999	6,267
Money market funds	1	1,983	2,275
Sovereign debt	2	4,097	1,219
Total available-for-sale securities		14,032	15,090
Trading securities – sovereign debt	2	50	581
Total marketable securities (including securities classified as cash equivalents)		$14,082	$15,671
Restricted cash
Cash, cash equivalents and time deposits		$717	$833
Available-for-sale securities, primarily money market funds	1	1,481	1,340
Total restricted cash		$2,198	$2,173
Available-for-sale securities included above with contractual maturities
Due in one year or less		$10,146
Due between one and five years		1,920
Total available-for-sale securities with contractual maturities		$12,066

Marketable securities classified as cash equivalents totaled $9.8 billion and $7.5 billion at June 30, 2016 and December 31, 2015 and consisted of corporate debt, money market funds and sovereign debt. Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $1.6 billion and $4.5 billion in the three months ended June 30, 2016 and 2015 and $4.2 billion and $5.9 billion in the six months ended June 30, 2016 and 2015. Net unrealized gains and losses on trading securities were insignificant in the three and six months ended June 30, 2016 and 2015.

Note 4. GM Financial Receivables

	June 30, 2016			December 31, 2015
	Retail	Commercial	Total	Retail	Commercial	Total
Finance receivables	$30,861	$9,112	$39,973	$29,124	$8,209	$37,333
Less: allowance for loan losses	(814)	(50)	(864)	(735)	(47)	(782)
GM Financial receivables, net	$30,047	$9,062	$39,109	$28,389	$8,162	$36,551

Fair value of GM Financial receivables			$39,510			$36,707

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

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Allowance for loan losses at beginning of period	$843	$728	$782	$695
Provision for loan losses	151	141	347	296
Charge-offs	(266)	(220)	(559)	(454)
Recoveries	133	109	283	233
Effect of foreign currency	3	2	11	(10)
Allowance for loan losses at end of period	$864	$760	$864	$760

The activity for the allowance for commercial loan losses was insignificant in the three and six months ended June 30, 2016 and 2015.

Retail Finance Receivables GM Financial uses proprietary scoring systems in its underwriting process that measure the credit quality of retail finance receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO scores or its equivalent) and contract characteristics. In addition to GM Financial's proprietary scoring systems GM Financial considers other individual consumer factors such as employment history, financial stability and capacity to pay. Subsequent to origination GM Financial reviews the credit quality of retail receivables based on customer payment activity. Historically, at the time of loan origination substantially all of GM Financial's international consumers were considered to be prime credit quality. At June 30, 2016 and December 31, 2015, 55% and 60% of the retail finance receivables in North America were from consumers with sub-prime credit scores, which are defined as FICO scores or its equivalent of less than 620 at the time of loan origination.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At June 30, 2016 and December 31, 2015 the accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $758 million and $778 million. The following table summarizes the contractual amount of delinquent contracts, which was not significantly different than the recorded investment of the retail finance receivables:

	June 30, 2016		June 30, 2015
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,070	3.4%	$1,062	3.6%
Greater-than-60 days delinquent	465	1.5%	452	1.6%
Total finance receivables more than 30 days delinquent	1,535	4.9%	1,514	5.2%
In repossession	51	0.2%	46	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,586	5.1%	$1,560	5.4%

At June 30, 2016 and December 31, 2015 retail finance receivables classified as troubled debt restructurings and individually evaluated for impairment were $1.7 billion and $1.6 billion and the allowance for loan losses included $244 million and $220 million of specific allowances on these receivables.

Commercial Finance Receivables GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually, and if necessary, the dealer's risk rating is adjusted on the basis of the review. Dealers in Group VI are subject to additional restrictions on funding, up to suspension of lines of credit and liquidation of assets. At June 30, 2016 and December 31, 2015 the commercial finance receivables on non-accrual status were insignificant. The following table summarizes the credit risk profile by dealer grouping of commercial finance receivables:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	June 30, 2016	December 31, 2015
Group I – Dealers with superior financial metrics	$1,274	$1,298
Group II – Dealers with strong financial metrics	3,008	2,573
Group III – Dealers with fair financial metrics	2,903	2,597
Group IV – Dealers with weak financial metrics	1,140	1,058
Group V – Dealers warranting special mention due to potential weaknesses	596	501
Group VI – Dealers with loans classified as substandard, doubtful or impaired	191	182
	$9,112	$8,209

Note 5. Inventories

	June 30, 2016
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$3,550	$680	$1,180	$887	$6,297
Finished product, including service parts	4,239	2,538	1,213	739	8,729
Total inventories	$7,789	$3,218	$2,393	$1,626	$15,026

	December 31, 2015
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$2,705	$713	$1,113	$616	$5,147
Finished product, including service parts	4,884	2,166	954	613	8,617
Total inventories	$7,589	$2,879	$2,067	$1,229	$13,764

Note 6. Equity in Net Assets of Nonconsolidated Affiliates

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Automotive China JVs equity income	$471	$503	$989	$1,022
Other joint ventures equity income	189	21	231	55
Total Equity income	$660	$524	$1,220	$1,077

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2015.

Dividends received from our nonconsolidated affiliates were $1.9 billion and $1.4 billion in the three months ended June 30, 2016 and 2015 and $2.0 billion and $1.4 billion in the six months ended June 30, 2016 and 2015. At June 30, 2016 and December 31, 2015 we had undistributed earnings of $1.3 billion and $2.2 billion related to our nonconsolidated affiliates.

Note 7. Variable Interest Entities
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

	June 30, 2016	December 31, 2015
Restricted cash – current	$1,432	$1,345
Restricted cash – non-current	$562	$531
GM Financial receivables, net of fees – current	$12,989	$12,224
GM Financial receivables, net of fees – non-current	$11,408	$12,597
GM Financial equipment on operating leases, net	$17,533	$11,684
GM Financial short-term debt and current portion of long-term debt	$15,104	$13,545
GM Financial long-term debt	$18,177	$15,841

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

Note 8. Automotive and GM Financial Debt

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total automotive debt	$10,820	$11,934	$8,765	$9,088
Fair value utilizing Level 1 inputs		$9,701		$6,972
Fair value utilizing Level 2 inputs		$2,233		$2,116

The fair value of automotive debt measured utilizing Level 1 inputs was based on quoted prices in active markets for identical instruments that a market participant can access at the measurement date. The fair value of automotive debt measured utilizing Level 2 inputs was based on a discounted cash flow model using observable inputs. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread based on our senior unsecured notes that is intended to represent our nonperformance risk. We obtain the benchmark yield curves and yields on unsecured notes from independent sources that are widely used in the financial industry. At June 30, 2016 and December 31, 2015 the fair value of automotive debt exceeded its carrying amount due primarily to a decrease in bond yields compared to yields at the time of issuance.

In February 2016 we issued $2.0 billion in aggregate principal amount of senior unsecured notes comprising $1.25 billion of 6.60% notes due in 2036 and $750 million of 6.75% notes due in 2046. These notes contain terms and covenants customary of these types of securities including limitations on the amount of certain secured debt we may incur. The net proceeds from the issuance of these senior unsecured notes were used to fund discretionary contributions to our U.S. hourly pension plan as described in Note 10.

In May 2016 we amended and restated our two primary revolving credit facilities, increasing our aggregate borrowing capacity from $12.5 billion to $14.5 billion. These facilities consist of a three-year, $4.0 billion facility and a five-year, $10.5 billion facility. Both facilities are available to us as well as certain wholly-owned subsidiaries, including GM Financial. The three-year, $4.0 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a GM Financial borrowing sub-limit of $1.0 billion and a letter of credit sub-facility of $1.0 billion. The five-year, $10.5 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a GM Financial borrowing sub-limit of $3.0 billion and a letter of credit sub-limit of $500 million.

The revolving credit facilities require us to maintain at least $4.0 billion in global liquidity and at least $2.0 billion in U.S. liquidity. If we fail to maintain an investment grade corporate rating from at least two of the following credit rating agencies: Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P), we will be required to provide guarantees from certain subsidiaries under the terms of the revolving credit facilities. Interest rates on obligations under the revolving credit facilities are based on prevailing annual interest rates for Eurodollar loans or an alternative base rate, plus an applicable margin.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$34,338	$34,530	$30,689	$30,671
Unsecured debt	30,162	30,819	23,657	23,726
Total GM Financial debt	$64,500	$65,349	$54,346	$54,397

Fair value utilizing Level 2 inputs		$60,953		$48,716
Fair value utilizing Level 3 inputs		$4,396		$5,681

The fair value of GM Financial debt measured utilizing Level 2 inputs was based on quoted market prices for identical instruments and if unavailable, quoted market prices of similar instruments. For debt that has terms of one year or less or has been priced within the last six months, the carrying amount or par value is considered to be a reasonable estimate of fair value. The fair value of GM Financial debt measured utilizing Level 3 inputs was based on the discounted future net cash flows expected to be settled using current risk-adjusted rates.

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged Securitized Assets. Refer to Note 7 for additional information on GM Financial's involvement with VIEs. In the six months ended June 30, 2016 GM Financial issued securitization notes payable of $8.4 billion and entered into new or renewed credit facilities with a total net additional borrowing capacity of $2.5 billion, which had substantially the same terms as existing debt.

Unsecured debt consists of senior notes, credit facilities, retail customer deposits and other unsecured debt. In March 2016 GM Financial issued $2.75 billion in aggregate principal amount of senior notes comprising $1.5 billion of 4.20% notes due in March 2021 and $1.25 billion of 5.25% notes due in March 2026. In May 2016 GM Financial issued $3.0 billion in aggregate principal amount of senior notes comprising $1.4 billion of 2.40% notes due in May 2019, $1.2 billion of 3.70% notes due in May 2023 and $400 million of floating rate notes due in May 2019. Also in May 2016 GM Financial issued Euro 500 million of 1.168% term notes due in May 2020. In July 2016 GM Financial issued $2.0 billion of 3.20% senior notes due in July 2021. Each of these notes contain terms and covenants including limitations on GM Financial's ability to incur certain liens.

GM Financial accepts deposits from retail banking customers in Germany. At June 30, 2016 the outstanding balance of these deposits was $1.8 billion, of which 36% were overnight deposits.

Note 9. Product Warranty and Related Liabilities

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Warranty balance at beginning of period	$9,233	$9,242	$9,279	$9,646
Warranties issued and assumed in period – recall campaigns and courtesy transportation	220	203	374	386
Warranties issued and assumed in period – policy and product warranty	663	604	1,212	1,166
Payments	(924)	(1,032)	(1,835)	(2,106)
Adjustments to pre-existing warranties	206	243	289	329
Effect of foreign currency and other	(32)	36	47	(125)
Warranty balance at end of period	$9,366	$9,296	$9,366	$9,296

Note 10. Pensions and Other Postretirement Benefits

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$96	$89	$4	$102	$95	$6
Interest cost	553	140	50	688	195	59
Expected return on plan assets	(944)	(179)	—	(974)	(202)	—
Amortization of prior service cost (credit)	(1)	3	(3)	(1)	4	(3)
Amortization of net actuarial (gains) losses	(7)	48	5	2	59	9
Curtailments, settlements and other	—	—	—	—	107	—
Net periodic pension and OPEB (income) expense	$(303)	$101	$56	$(183)	$258	$71

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$191	$174	$9	$203	$195	$12
Interest cost	1,106	284	100	1,377	391	119
Expected return on plan assets	(1,889)	(361)	—	(1,948)	(405)	—
Amortization of prior service cost (credit)	(2)	6	(7)	(2)	8	(6)
Amortization of net actuarial (gains) losses	(13)	95	10	4	117	17
Curtailments, settlements and other	—	—	—	—	107	—
Net periodic pension and OPEB (income) expense	$(607)	$198	$112	$(366)	$413	$142

Effective January 2016 the discount rate used to determine the service cost and interest cost for our pension and other postretirement benefits (OPEB) plans was based on individual annual yield curve rates. This refinement is considered a change in estimate and has been applied prospectively. The use of the individual annual yield curve rates has reduced the service cost and interest cost by $194 million and $385 million in the three and six months ended June 30, 2016, which will be offset in the actuarial gains and losses upon the next remeasurement of the plans' obligations.

We made discretionary contributions to our U.S. hourly pension plan of $2.0 billion in the six months ended June 30, 2016. These discretionary contributions were funded with the net proceeds from the issuance of the automotive senior unsecured notes described in Note 8.

The curtailment charges recorded in the three and six months ended June 30, 2015 were due primarily to the GM Canada hourly pension plan that was remeasured as a result of a voluntary separation program.

Note 11. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation, that arise in connection with our business as a global company. We identify below the material individual proceedings and investigatory activity in connection with which we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At June 30, 2016 and December 31, 2015 accruals were $1.3 billion and $1.2 billion and were recorded in Accrued liabilities and Other liabilities. In many proceedings, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss. Accordingly an adverse outcome from such proceedings could exceed the amounts accrued by an amount that could be material to our financial position, results of operations or cash flows in any particular reporting period.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Through July 15, 2016 we were aware of 100 putative class actions pending against GM in various federal and state trial courts in the U.S. and 21 putative class actions pending in various Provincial Courts in Canada alleging that consumers who purchased or leased vehicles manufactured by GM or General Motors Corporation had been economically harmed by one or more of the recalls announced in 2014 and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). In general, these economic-loss cases seek recovery for purported compensatory damages, such as alleged diminution in value of the vehicles, as well as punitive damages, injunctive relief and other relief. There are also two civil actions brought by state governmental entities relating to the 2014 recalls that seek injunctive relief as well as economic damages and attorneys' fees for alleged violations of state laws.

Through July 15, 2016 we were aware of 285 actions pending in various federal and state trial courts in the U.S. and 16 actions pending in various Provincial Courts in Canada alleging injury or death as a result of defects that may be the subject of recalls announced in 2014 (personal injury cases). In general, these personal injury cases seek recovery for purported compensatory damages, punitive damages and other relief.

Since June 2014 the United States Judicial Panel on Multidistrict Litigation (JPML) has issued orders from time to time directing that certain pending economic-loss and personal injury federal lawsuits involving faulty or allegedly faulty ignition switches or other defects that may be related to the recalls announced in 2014 be transferred to, and consolidated in, a single federal court, the Southern District of New York (the multidistrict litigation). Through July 15, 2016 the JPML has transferred 307 pending cases to, and consolidated them with, the multidistrict litigation. At the court's suggestion, the parties to the multidistrict litigation engage from time to time in discussions of possible mechanisms to resolve pending litigation. Since September 17, 2015 we have reached various agreements with certain personal injury claimants regarding possible settlement of their claims.

In order to facilitate the resolution of the multidistrict litigation, the Southern District of New York (the district court) scheduled six cases involving personal injury for bellwether trials in 2016 (i.e., trials designed to be representative of the group of personal injury cases in the multidistrict litigation). Through July 15, 2016 two of the cases set for bellwether trials were dismissed with prejudice by the plaintiffs. In a third bellwether trial, a jury concluded that GM was not liable to the plaintiffs. In a fourth case set for a bellwether trial, GM and the plaintiff entered into a confidential settlement. The final two of the original six bellwether trials are scheduled to commence in September and November 2016, respectively. The district court has also scheduled additional personal injury bellwether trials for 2017. In addition to the federal bellwether trials, there are two bellwether personal injury trials scheduled to commence in August and September 2016, respectively, in a state court multidistrict litigation pending in Texas. Each bellwether trial will be tried on its facts and the result of any subsequent bellwether trial may be different from the earlier bellwether trials.

On July 15, 2016 the district court overseeing the multidistrict litigation issued a ruling on GM's motion to dismiss plaintiffs' complaint seeking damages for alleged economic loss relating to the ignition switch and other recalls by GM in 2014. The district court granted GM's motion in part and denied it in part. The district court dismissed plaintiffs' claims brought under the Racketeer Influenced and Corrupt Organization Act (RICO), and those brought by any plaintiff whose vehicle was not allegedly defective when sold. The district court also rejected Plaintiffs' broadest theory of damages – that plaintiffs could seek recovery for alleged reduction in the resale value of their vehicles due to damage to GM's reputation and brand as a result of the ignition switch matter. The district court also held that plaintiffs did not have a common basis for their claims across all defects and models to proceed as a single class, and that the remaining claims may have to proceed individually or in subclasses of vehicles affected by a common defect. Further, the district court held that the named plaintiffs may assert claims only on behalf of owners of the same vehicle models that they themselves purchased (or leased) or models with sufficiently similar defects, and that it will not specify the specific permissible class claims until the class-certification stage. Finally, the district court granted GM's motion to dismiss with respect to certain state law claims but denied it as to other state law claims. The court held that the viability of state law claims will depend on each state's specific laws and plaintiffs' specific factual allegations. While the ruling is limited to post-bankruptcy claims, we believe the district court's legal holdings rejecting plaintiffs' broadest damages theory and dismissing certain other claims should apply to similarly limit plaintiffs' pre-bankruptcy claims.

Because many plaintiffs in the actions described in the above paragraphs are suing over the conduct of General Motors Corporation or vehicles manufactured by that entity for liabilities not expressly assumed by GM, we moved to enforce the terms of the July 2009 Sale Order and Injunction (2009 Sale Order) issued by the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court) to preclude claims from being asserted against us for, among other things, personal injuries based on pre-sale accidents, any economic-loss claims based on acts or conduct of General Motors Corporation and claims asserting successor liability for obligations owed by General Motors Corporation (successor liability claims). On April 15, 2015 the Bankruptcy Court issued a decision precluding claims against us based upon pre-sale accidents, claims based upon the acts or conduct by General

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Motors Corporation and successor liability claims, except for claims asserting liabilities that had been expressly assumed by us in the July 2009 Sale Agreement, and claims that could be asserted against us only if they were otherwise viable and arose solely out of our own independent post-closing acts and did not in any way rely on acts or conduct by General Motors Corporation. Plaintiffs appealed the Bankruptcy Court’s decision and we cross appealed with respect to certain issues to preserve our rights.

On July 13, 2016 a three judge panel of the United States Court of Appeals for the Second Circuit (Second Circuit) issued a decision and judgment affirming in part, reversing in part, and vacating portions of the Bankruptcy Court's April 15 decision and subsequent judgment. Among other things, the Second Circuit held that the 2009 Sale Order could not be enforced to bar claims against GM asserted by either plaintiffs who purchased used vehicles after the sale closing or against purchasers who asserted claims relating to the ignition switch defect, including pre-closing personal injury claims and economic loss claims. The Second Circuit also vacated that portion of the Bankruptcy Court judgment enforcing the 2009 Sale Order against plaintiffs with pre-sale claims based on defects other than the ignition switch and remanded that issue to the Bankruptcy Court for further proceedings. We intend to appeal the decision and judgment. In 2014, GM voluntarily established the Ignition Switch Recall Compensation Program, administered by an independent administrator, which provided compensation for individuals who suffered personal injuries resulting from the ignition switch defect, both before and after bankruptcy. As a result, certain pre-closing personal injury claims relating to the ignition switch defect were resolved through this program. Refer to Ignition Switch Recall Compensation Program below for a discussion of the payments made to-date under this program.

In addition on December 4, 2015 the Bankruptcy Court issued a judgment regarding certain issues, including the extent to which punitive damages could be asserted against GM based on claims in connection with vehicles manufactured by General Motors Corporation, for which GM assumed liability in the 2009 Sale Agreement. Various groups of plaintiffs have appealed that decision to the district court overseeing the multidistrict litigation.

In the putative shareholder class action filed in the United States District Court for the Eastern District of Michigan (Eastern District) on behalf of purchasers of our common stock from November 17, 2010 to July 24, 2014 (Shareholder Class Action), the lead plaintiff, the New York State Teachers' Retirement System alleged that GM and several current and former officers and employees made material misstatements and omissions relating to problems with the ignition switch and other matters in SEC filings and other public statements.

On February 11, 2016 the Delaware Supreme Court affirmed the dismissal of four consolidated shareholder derivative actions that had been pending in the Delaware Chancery Court. In light of the Delaware Supreme Court’s decision, proceedings have resumed in the two consolidated shareholder derivative actions in the Eastern District that had been stayed pending disposition of the Delaware cases and the Eastern District is now considering our motion to dismiss in those actions. During the three months ended March 31, 2016 an additional shareholder derivative action was filed in the Eastern District against certain current and former GM directors and officers making similar allegations to the two other shareholder derivative actions that are pending in the Eastern District. This new derivative action has been transferred to the same judge handling those two other shareholder derivative actions. Two derivative actions filed in the Circuit Court of Wayne County, Michigan, have been consolidated and remain stayed pending disposition of the federal derivative actions.

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

First, with regard to the investigation by the Office, on September 16, 2015 we entered into a Deferred Prosecution Agreement (the DPA) with the Office regarding its investigation of the events leading up to certain recalls regarding faulty ignition switches. Under the DPA we have paid the United States $900 million as a financial penalty, and we agreed to retain an independent monitor

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

to review and assess our policies, practices or procedures related to statements about motor vehicle safety, the provision of information to those responsible for recall decisions, recall processes and addressing known defects in certified pre-owned vehicles. In addition, the Office agreed to recommend to the U.S. District Court for the Southern District of New York (Southern District) that prosecution of GM on the two-count information filed in the Southern District be deferred for three years. The Office also agreed that if we are in compliance with all of our obligations under the DPA, the Office will, within 30 days after the expiration of the period of deferral (including any extensions thereto), seek dismissal with prejudice of the two-count information filed against GM. For a further description of the terms and conditions of the DPA refer to Note 15 of our 2015 Form 10-K.

Second, on May 23, 2016 the district court entered a judgment approving a class-wide settlement of the Shareholder Class Action described above for $300 million. One significant shareholder opted out of the settlement prior to approval and one shareholder has filed an appeal of the decision approving the settlement.

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

The total amount accrued at June 30, 2016 for the remaining investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls represents a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We believe it is probable that we will incur additional liabilities beyond what has already been accrued with regard to at least a portion of the remaining matters, whether through settlement or judgment; however, we are currently unable to estimate an overall amount or range of loss because these matters involve significant uncertainties. The uncertainties include the legal theory or the nature of the investigations, claims and/or lawsuits, the complexity of the facts, the lack of documentation available to us with respect to particular cases or groups of cases, the results of any investigation or litigation and the timing of resolution of the investigation or litigations, including any appeals, and further proceedings following the Second Circuit's July 13 decision, and the district court's July 15 decision. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Canada Dealers' Claim On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against GM Canada on behalf of a purported class of over 200 former GM Canada dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GM Canada. In May 2009 in the context of the global restructuring of GM's business and the possibility that GM Canada might be required to initiate insolvency proceedings, GM Canada offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GM Canada dealer network and to facilitate winding down their operations in an orderly fashion. The Plaintiff Dealers allege that their Dealer Sales and Service Agreements were wrongly terminated by GM Canada and that GM Canada failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” $750 million Canadian Dollar, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues. A number of former dealers opted out of participation in the litigation, leaving 181 dealers in the certified class. On July 8, 2015 the Ontario Superior Court dismissed the Plaintiff Dealers’ claim against GM Canada. The court also dismissed GM Canada’s counterclaim against the Plaintiff Dealers for repayment of the wind-down payments made to them by GM Canada as well as for other relief. All parties have filed notices of appeal. We anticipate that the appeal will be heard in 2016.

GM Korea Wage Litigation Commencing on or about September 29, 2010 current and former hourly employees of GM Korea Company (GM Korea) filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) affirmed a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court). On May 29, 2014 the Supreme Court remanded the case to the Seoul High Court for consideration consistent with earlier Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Wages, claims for retroactive application of this rule would be barred under certain circumstances. On reconsideration, the Seoul High Court held in GM Korea’s favor on October 30, 2015, after which plaintiffs appealed to the Supreme Court. In July 2014 GM Korea and its labor union also agreed to include bonuses and certain allowances in Ordinary Wages retroactive to March 1, 2014. Therefore our accrual related to these cases was reclassified from a contingent liability to the Pensions liability. We estimate our reasonably possible loss in excess of amounts accrued to be 597 billion South Korean Won (equivalent to $513 million) at June 30, 2016, which relates to periods before March 1, 2014. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. On November 26 and 27, 2015 the Supreme Court remanded two salary cases to the Seoul High Court for a review of the merits. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available. These cases are currently pending before various courts in Korea.

Other Litigation-Related Liability and Tax Administrative Matters Various other legal actions, governmental investigations, claims and proceedings are pending against us including matters arising out of alleged product defects; employment-related matters; governmental regulations relating to product and workplace safety, emissions and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; government regulations relating to payments to foreign companies; government regulations relating to competition issues; tax-related matters not subject to Accounting Standards Codification 740, Income Taxes (indirect tax-related matters); and environmental matters.

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow. Escrow deposits may range from $500 million to $600 million at June 30, 2016. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2016.We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $900 million at June 30, 2016.

Takata Matters On May 4, 2016 the National Highway Transportation Safety Administration (NHTSA) issued an amended consent order requiring Takata Corporation (Takata) to file defect information reports (DIRs) for previously unrecalled front airbag inflators on a multi-year, risk-based schedule through 2019 impacting tens of millions of vehicles produced by numerous automotive manufacturers. NHTSA concluded that the likely root cause of the rupturing of the airbag inflators is a function of time, temperature cycling and environmental moisture. On May 16, 2016 Takata issued its first DIR in connection with the amended consent order.

Although we do not believe there is a safety defect at this time in any GM vehicles within scope of the Takata DIR, in cooperation with NHTSA we filed a Preliminary DIR on May 27, 2016, updated as of June 13, 2016, covering 2.5 million of our full-size pick-up trucks and sport utility vehicles (SUVs). As a result of discussions with NHTSA and as described in the Preliminary DIR, GM will have an opportunity to prove to NHTSA that the inflators in these vehicles do not pose an unreasonable risk to safety. If we do not make such a showing by September 2016, 120 days prior to the due date of the next DIR, then we will be obligated to repair the front passenger airbag inflators in these vehicles. We presently believe that the results of further testing and analysis will demonstrate that the vehicles do not present an unreasonable risk to safety and that no repair will ultimately be required.

Our analysis and data presently indicate that the inflators in the GM vehicles within the scope of the Takata DIR and the amended consent order are currently performing as designed, show no significant signs of propellant degradation and, therefore, will not pose an unreasonable risk to motor vehicle safety through 2019, if at all, given the unique vehicle platform and design characteristics of the vehicles and the differences in the airbag inflators in those vehicles.

Accordingly, no provision has been made for any repair associated with our vehicles subject to the Preliminary DIR and amended consent order. However, in the event we are ultimately obligated to repair the inflators in these vehicles, we estimate a reasonably possible cost of up to $320 million for the 2.5 million vehicles subject to the Preliminary DIR and an additional $550 million for up to 4.3 million vehicles subject to future Takata DIRs under the amended consent order.

Product Liability With respect to product liability claims (other than claims relating to the ignition switch recalls discussed above) involving our and General Motors Corporation products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. In addition we indemnify dealers for certain product liability related claims including products sold by General Motors Corporation's dealers. At June 30,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

2016 and December 31, 2015 liabilities of $687 million and $712 million were recorded in Accrued liabilities and Other liabilities for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. In light of vehicle recalls in recent years it is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

Ignition Switch Recall Compensation Program In the three months ended June 30, 2014 we created a compensation program (the Program) for accident victims who died or suffered physical injury (or for their families) as a result of a faulty ignition switch related to the 2.6 million vehicles recalled in the three months ended March 31, 2014. The Program is being administered by an independent administrator and accepted claims for review from August 1, 2014 through January 31, 2015. The Program completed its claims review process in the three months ended September 30, 2015, but continues to process acceptances that require court approval and resolve liens related to accepted claims. Accident victims (or their families) that accept a payment under the Program agree to settle all claims against GM related to the accident. The following table summarizes the activity for the Program:

	Six Months Ended
	June 30, 2016	June 30, 2015
Balance at beginning of period	$66	$315
Provisions	—	225
Payments	(50)	(177)
Balance at end of period	$16	$363

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. We also provide vehicle repurchase guarantees and payment guarantees on commercial loans outstanding with third parties such as dealers. These guarantees terminate in years ranging from 2016 to 2030 or upon the occurrence of specific events or are ongoing and we believe that the related potential costs incurred are adequately covered by recorded accruals. The liability recorded was $68 million and $72 million and the maximum liability, calculated as future undiscounted payments, was $4.2 billion and $2.6 billion for these guarantees at June 30, 2016 and December 31, 2015.

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

Note 12. Income Taxes
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

In the three months ended June 30, 2016 income tax expense of $871 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $1.2 billion, partially offset by tax benefits related to foreign currency losses. In the three months ended June 30, 2015 income tax expense of $577 million resulted from tax expense attributable to entities included in our effective tax rate calculation of $793 million, partially offset by net favorable discrete adjustments related to uncertain tax positions and other items.

In the six months ended June 30, 2016 income tax expense of $1.4 billion primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $2.0 billion, partially offset by tax benefits related to foreign currency losses, tax audit settlements and deduction taken for stock investments in non-U.S. affiliates. In the six months ended June 30,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

2015 income tax expense of $1.1 billion resulted from tax expense attributable to entities included in our effective tax rate calculation of $1.3 billion, partially offset by net favorable discrete adjustments related to uncertain tax positions and other items.

At June 30, 2016 we had $35.0 billion of net deferred tax assets consisting of: (1) net operating losses and income tax credits; (2) capitalized research expenditures; and (3) other timing differences that are available to offset future income tax liabilities.

Note 13. Restructuring and Other Initiatives
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

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2016	$143	$270	$161	$7	$581
Additions, interest accretion and other	241	5	44	15	305
Payments	(23)	(85)	(31)	(18)	(157)
Revisions to estimates and effect of foreign currency	6	12	6	—	24
Balance at March 31, 2016	367	202	180	4	753
Additions, interest accretion and other	1	7	32	7	47
Payments	(257)	(51)	(32)	(7)	(347)
Revisions to estimates and effect of foreign currency	—	(2)	(6)	1	(7)
Balance at June 30, 2016	$111	$156	$174	$5	$446

	GMNA	GME	GMIO	GMSA	Total
Balance at January 1, 2015	$459	$751	$166	$2	$1,378
Additions, interest accretion and other	9	127	37	11	184
Payments	(19)	(385)	(22)	(11)	(437)
Revisions to estimates and effect of foreign currency	(11)	(53)	(10)	—	(74)
Balance at March 31, 2015	438	440	171	2	1,051
Additions, interest accretion and other	65	9	54	35	163
Payments	(19)	(73)	(53)	(29)	(174)
Revisions to estimates and effect of foreign currency	1	17	(8)	—	10
Balance at June 30, 2015(a)	$485	$393	$164	$8	$1,050
________

(a)	Included temporary layoff benefits of $353 million at June 30, 2015 for GMNA.

In the three and six months ended June 30, 2016 restructuring and other initiatives related primarily to: (1) charges of $240 million in the three months ended March 31, 2016 at GMNA related to the cash severance incentive program to qualified U.S. hourly employees under our 2015 labor agreement with the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW); and (2) separation and other programs in Australia, Korea and India and the withdrawal of the Chevrolet brand from Europe which collectively had a total cost since inception of $770 million and affected a total of approximately 4,530 employees at GMIO through June 30, 2016. We expect to complete these programs in GMIO in 2017 and incur additional related restructuring and other charges of approximately $90 million.

In the three and six months ended June 30, 2015 restructuring and other initiatives related primarily to: (1) the change in our business model in Russia for which we recorded total pre-tax charges of $443 million at GME and GMIO in the six months ended

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

June 30, 2015, of which $125 million is reflected in the table above; and (2) separation and other programs in Australia, Korea, Thailand and Indonesia and the withdrawal of the Chevrolet brand from Europe which had a total cost since inception of $605 million at GMIO through June 30, 2015.

Note 14. Stockholders' Equity
We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. At June 30, 2016 and December 31, 2015 we had 1.6 billion and 1.5 billion shares of common stock issued and outstanding, respectively. In the six months ended June 30, 2016 and 2015 we purchased 10 million and 55 million shares of our outstanding common stock for $300 million and $2.0 billion as part of the common stock repurchase program announced in March 2015, which our Board of Directors increased and extended in January 2016. Our total dividends declared on common stock were $591 million and $570 million in the three months ended June 30, 2016 and 2015 and $1.2 billion and $1.1 billion in the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Foreign Currency Translation Adjustments
Balance at beginning of period	$(1,949)	$(881)	$(2,034)	$(1,064)
Other comprehensive income (loss) before reclassification adjustment, net of tax(a)	(3)	(149)	68	(127)
Reclassification adjustment, net of tax(a)(b)	(4)	6	(9)	176
Other comprehensive income (loss), net of tax(a)	(7)	(143)	59	49
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax(a)	(3)	1	16	(8)
Balance at end of period	$(1,959)	$(1,023)	$(1,959)	$(1,023)
Defined Benefit Plans
Balance at beginning of period	$(6,121)	$(6,452)	$(5,999)	$(7,006)
Other comprehensive income (loss) before reclassification adjustment, net of tax(a)	133	(147)	(15)	341
Reclassification adjustment, net of tax(a)(c)	38	82	64	148
Other comprehensive income (loss), net of tax(a)	171	(65)	49	489
Balance at end of period	$(5,950)	$(6,517)	$(5,950)	$(6,517)
_______

(a)	The income tax effect was insignificant in the three and six months ended June 30, 2016 and 2015.

(b)	Related to the change of our business model in Russia in the six months ended June 30, 2015. Included in Automotive cost of sales.

(c)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 10 for additional information.

Note 15. Earnings Per Share
Basic and diluted earnings per share are computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that are outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income attributable to common stockholders – basic	$2,866	$1,117	$4,819	$2,062
Less: earnings adjustment for dilutive stock compensation rights	(1)	(4)	(2)	(1)
Net income attributable to common stockholders – diluted	$2,865	$1,113	$4,817	$2,061

Weighted-average common shares outstanding – basic	1,548	1,596	1,547	1,606
Dilutive effect of warrants and awards under stock incentive plans	33	64	33	67
Weighted-average common shares outstanding – diluted	1,581	1,660	1,580	1,673

Diluted earnings per common share	$1.81	$0.67	$3.05	$1.23

In the three and six months ended June 30, 2016 stock options to purchase 26 million shares were not included in the computation of diluted earnings per share because the stock options would have had an antidilutive effect. In the three and six months ended June 30, 2015 warrants to purchase 46 million shares were not included in the computation of diluted earnings per share because the warrants would have had an antidilutive effect. The warrants expired December 31, 2015.

Note 16. Segment Reporting

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

Our automotive operations' interest income and interest expense are recorded centrally in Corporate. Corporate assets consist primarily of cash and cash equivalents, marketable securities and intercompany balances. All intersegment balances and transactions have been eliminated in consolidation. The following tables summarize key financial information by segment:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended June 30, 2016
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$30,195	$5,386	$2,825	$1,638	$45		$40,089	$2,292	$(9)	$42,372
Income (loss) before automotive interest and taxes-adjusted	$3,647	$137	$169	$(121)	$(145)		$3,687	$266	$(6)	$3,947
Adjustments(a)	$—	$—	$—	$—	$(115)		$(115)	$—	$—	(115)
Automotive interest income										52
Automotive interest expense										(147)
Net (loss) attributable to noncontrolling interests										(16)
Income before income taxes										3,721
Income tax expense										(871)
Net loss attributable to noncontrolling interests										16
Net income attributable to common stockholders										$2,866

Total assets(b)	$99,189	$14,453	$21,318	$7,670	$21,438	$(29,592)	$134,476	$77,724	$(1,751)	$210,449
Depreciation and amortization	$1,072	$115	$105	$70	$3	$—	$1,365	$1,126	$—	$2,491
Impairment charges	$29	$28	$31	$—	$—	$—	$88	$—	$—	$88
__________

(a)	Charges for legal related matters in Corporate.

(b)	For GMNA includes investment of $500 million in Lyft, Inc. (Lyft), a privately held company, which was accounted for as a cost method investment.

	At and For the Three Months Ended June 30, 2015
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$26,481	$4,987	$3,053	$2,109	$40		$36,670	$1,515	$(5)	$38,180
Income (loss) before automotive interest and taxes-adjusted	$2,780	$(45)	$349	$(144)	$(292)		$2,648	$225	$(2)	$2,871
Adjustments(a)	$(3)	$(17)	$(295)	$(720)	$(75)		$(1,110)	$—	$—	(1,110)
Automotive interest income										41
Automotive interest expense										(108)
Net income attributable to noncontrolling interests										23
Income before income taxes										1,717
Income tax expense										(577)
Net (income) attributable to noncontrolling interests										(23)
Net income attributable to common stockholders										$1,117

Total assets	$89,606	$11,090	$21,049	$8,269	$21,815	$(19,836)	$131,993	$55,288	$(1,828)	$185,453
Depreciation and amortization	$939	$80	$113	$73	$4	$(1)	$1,208	$494	$—	$1,702
Impairment charges	$94	$38	$302	$34	$—	$—	$468	$—	$—	$468
__________

(a)
Consist primarily of costs related to the change in our business model in Russia in GME; asset impairment charges related to our Thailand subsidiaries in GMIO; Venezuela currency devaluation and asset impairment charges related to our Venezuela subsidiaries in GMSA; and charge related to the ignition switch recall compensation program in Corporate.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Six Months Ended June 30, 2016
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$56,658	$10,067	$5,504	$2,981	$74		$75,284	$4,367	$(14)	$79,637
Income (loss) before automotive interest and taxes-adjusted	$5,943	$131	$548	$(188)	$(314)		$6,120	$491	$(9)	$6,602
Adjustments(a)	$—	$—	$—	$—	$(175)		$(175)	$—	$—	(175)
Automotive interest income										96
Automotive interest expense										(274)
Net (loss) attributable to noncontrolling interests										(38)
Income before income taxes										6,211
Income tax expense										(1,430)
Net loss attributable to noncontrolling interests										38
Net income attributable to common stockholders										$4,819

Depreciation and amortization	$2,093	$218	$213	$127	$8	$(2)	$2,657	$2,056	$—	$4,713
Impairment charges	$41	$54	$63	$—	$—	$—	$158	$—	$—	$158
__________

(a)	Charges for legal related matters in Corporate.

	For the Six Months Ended June 30, 2015
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$51,157	$9,436	$6,165	$4,201	$75		$71,034	$2,869	$(11)	$73,892
Income (loss) before automotive interest and taxes-adjusted	$4,962	$(284)	$720	$(358)	$(521)		$4,519	$439	$(5)	$4,953
Adjustments(a)	$29	$(354)	$(387)	$(720)	$(225)		$(1,657)	$—	$—	(1,657)
Automotive interest income										90
Automotive interest expense										(218)
Net (loss) attributable to noncontrolling interests										(14)
Income before income taxes										3,154
Income tax expense										(1,106)
Net loss attributable to noncontrolling interests										14
Net income attributable to common stockholders										$2,062

Depreciation and amortization	$1,865	$160	$221	$149	$8	$(2)	$2,401	$839	$—	$3,240
Impairment charges	$269	$79	$305	$34	$—	$—	$687	$—	$—	687
__________

(a)
Consist primarily of net insurance recoveries related to flood damage in GMNA; costs related to the change in our business model in Russia in GME and in GMIO, which is net of noncontrolling interests; asset impairment charges related to our Thailand subsidiaries in GMIO; Venezuela currency devaluation and asset impairment charges related to our Venezuela subsidiaries in GMSA; and charges related to the ignition switch recall compensation program in Corporate.

*  *  *  *  *  *  *

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

Non-GAAP Measures Management uses earnings before interest and taxes (EBIT)-adjusted to review our consolidated operating results because it excludes automotive interest income, automotive interest expense and income taxes as well as certain additional

GENERAL MOTORS COMPANY AND SUBSIDIARIES

adjustments. Examples of adjustments to EBIT include certain impairment charges related to goodwill, other long-lived assets and investments; certain gains or losses on the settlement/extinguishment of obligations; and certain gains or losses on the sale of non-core investments. Refer to Note 16 to our condensed consolidated financial statements for our reconciliation of these non-GAAP measures to the most directly comparable financial measure under U.S. GAAP, Net income attributable to common stockholders.

Management uses earnings per share (EPS)-diluted-adjusted to review our consolidated diluted earnings per share results on a consistent basis. EPS-diluted-adjusted is calculated as net income attributable to common stockholders less certain adjustments previously discussed for EBIT-adjusted on an after-tax basis as well as certain income tax adjustments divided by weighted-average common shares outstanding – diluted.

Management uses return on invested capital (ROIC) to review investment and capital allocation decisions. We define ROIC as EBIT-adjusted for the trailing four quarters divided by average net assets, which is considered to be the average equity balances adjusted for certain assets and liabilities during the same period.

Management uses adjusted automotive free cash flow to review the liquidity of our automotive operations. We measure adjusted automotive free cash flow as cash flow from operations less capital expenditures adjusted for management actions, primarily related to strengthening our balance sheet, such as accrued interest on prepayments of debt and discretionary contributions to employee benefit plans. Refer to the “Liquidity and Capital Resources” section of this MD&A for our reconciliation of this non-GAAP measure to the most directly comparable financial measure under U.S. GAAP, Net cash provided by (used in) operating activities.

Management uses these non-GAAP measures in its financial and operational decision making processes, for internal reporting and as part of its forecasting and budgeting processes as they provide additional insight into our core operations. These measures allow management and investors to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions without regard to items that are not typically and consistently impacting core operating performance. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from or as a substitute for, related U.S. GAAP measures.

The following table reconciles EPS-diluted-adjusted to its most comparable financial measure under U.S. GAAP, diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
EPS-diluted-adjusted	$1.86	$1.29	$3.12	$2.15
Adjustments(a)	(0.08)	(0.67)	(0.11)	(0.99)
Tax effect on adjustments	0.03	0.05	0.04	0.07
Diluted earnings per common share	$1.81	$0.67	$3.05	$1.23
________

(a)	Includes the adjustments disclosed in Note 16 to our condensed consolidated financial statements for all periods presented.

The following table summarizes the calculation of ROIC (dollars in billions):

	Four Quarters Ended
	June 30, 2016	June 30, 2015
EBIT-adjusted	$12.5	$9.6
Average equity	$40.2	$38.0
Add: Average automotive debt and interest liabilities (excluding capital leases)	9.0	7.8
Add: Average automotive net pension & OPEB liability	26.3	28.2
Less: Average automotive net income tax asset	(34.7)	(32.9)
ROIC average net assets	$40.8	$41.1

ROIC	30.5%	23.4%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles EBIT-adjusted used in the calculation of ROIC to its most comparable financial measure under U.S. GAAP, Net income attributable to common stockholders:

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,
	2016	2015	2016	2015	2015	2014	2015	2014
EBIT-adjusted	$3,947	$2,871	$2,655	$2,082	$2,765	$2,414	$3,096	$2,263
Adjustments(a)	(115)	(1,110)	(60)	(547)	(42)	(300)	(1,500)	(321)
Automotive interest income	52	41	44	49	39	56	40	50
Automotive interest expense	(147)	(108)	(127)	(110)	(113)	(104)	(112)	(96)
Gain on extinguishment of debt	—	—	—	—	449	200	—	2
Income tax (expense) benefit	(871)	(577)	(559)	(529)	3,168	(279)	(165)	(427)
Net income attributable to common stockholders	$2,866	$1,117	$1,953	$945	$6,266	$1,987	$1,359	$1,471
________

(a)
Adjustments for the six months ended June 30, 2016 consist of charges for legal related matters of $175 million. Adjustments for the year ended December 31, 2015 consist of various settlements and legal matters of $1.6 billion; Venezuela currency devaluation charges of $604 million; costs related to the change in our business model in Russia of $443 million, which is net of noncontrolling interests; asset impairment charges of $297 million related to our Thailand subsidiaries; charges related to the ignition switch recall including the compensation program of $195 million; asset impairment charges of $116 million related to our Venezuela subsidiaries; and net insurance recoveries related to flood damage of $47 million. Adjustments for the six months ended December 31, 2014 consist of asset impairment charges of $245 million related to our Russian subsidiaries; asset impairment charges of $158 million related to our Thailand subsidiary; Goodwill impairment charges of $120 million; and charges related to flood damage, net of insurance recoveries of $101 million.

Overview Our strategic plan includes several major initiatives that we anticipate will help us achieve our goal of 9% to 10% margins on an EBIT-adjusted basis (EBIT-adjusted margins, calculated as EBIT-adjusted divided by Net sales and revenue) by early next decade: earn customers for life by delivering great products to our customers, leading the industry in quality and safety and improving the customer ownership experience; lead in technology and innovation, including OnStar 4G LTE and connected car, alternative propulsion, urban mobility including ride- and car-sharing through Maven and our investment in Lyft, active safety features and autonomous vehicles; grow our brands, particularly the Cadillac brand in the U.S. and China and the Chevrolet brand globally; continue our growth in China; continue the growth of GM Financial into our full captive automotive financing company; and deliver core operating efficiencies.

For the year ending December 31, 2016 we expect to continue to generate strong consolidated financial results including improved EBIT-adjusted and EBIT-adjusted margins and EPS-diluted-adjusted of between $5.50 and $6.00. The following table reconciles expected EPS-diluted-adjusted to its most comparable financial measure under U.S. GAAP, diluted earnings per common share:

Year Ending December 31, 2016
EPS-diluted-adjusted	$ 5.50-6.00
Adjustments(a)	(0.11)
Tax effect on adjustments	0.04
Diluted earnings per common share	$ 5.43-5.93
________

(a)	Includes the adjustments disclosed in Note 16 to our condensed consolidated financial statements.

Our overall financial targets include expected improvement of forecasted consolidated EBIT-adjusted margins of 9% to 10% by early next decade; expected total annual operational and functional cost savings of $5.5 billion by 2018 compared to 2014 costs, which will more than offset our incremental investments in brand building, engineering and technology as we launch new products in 2016 and beyond; expected average annual adjusted automotive free cash flow of approximately $6 billion to $7 billion from 2016 to 2018; expected continued consolidated ROIC of 20% plus; and execution of our capital allocation strategy as described below.

The following table reconciles expected adjusted automotive free cash flow to its most comparable financial measure under U.S. GAAP, automotive net cash provided by operating activities (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Year Ending December 31, 2016
Adjusted automotive free cash flow	$6
Add: expected capital expenditures	9
Adjustment – discretionary pension plan contributions	(2)
Automotive net cash provided by operating activities	$13

GMNA In the six months ended June 30, 2016 industry sales to retail and fleet customers were 10.7 million units representing a 2.7% increase compared to the corresponding period in 2015 due to strong consumer demand driven by credit availability, low interest rates and low fuel prices.

In the six months ended June 30, 2016 our vehicle sales in the U.S., our largest market in North America, totaled 1.4 million units for market share of 16.3%, representing a decrease of 1.0 percentage point compared to the corresponding period in 2015. The decrease in our U.S. market share was primarily driven by lower fleet market share due to a planned reduction in rental deliveries, partially offset by higher retail market share. U.S. retail sales, generally more profitable than fleet sales, generated an increase of 0.4 percentage points in market share, primarily driven by Chevrolet.

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

GME As a result of moderate economic growth across Europe (excluding Russia) automotive industry sales to retail and fleet customers continued improving in the six months ended June 30, 2016 with industry sales to retail and fleet customers of 9.9 million units representing a 8.4% increase compared to the corresponding period in 2015.

Our European operations are benefiting from this trend and vehicle sales in the six months ended June 30, 2016 continue to show signs of improvement underscored by further improvement in our Opel and Vauxhall retail vehicle sales of 0.6 million for market share of 5.9% in the six months ended June 30, 2016, consistent with the corresponding period in 2015. We continue to implement various strategic actions to strengthen our operations and increase our competitiveness.

We have made substantial progress towards our intention to break even by taking advantage of a recovering industry, cost optimization and the benefits of our Astra and Corsa launches, resulting in positive EBIT-adjusted in the first half of the year. However in June 2016 the U.K. completed its referendum on continued membership in the European Union voting to leave. Prior to this result we were on track to break even for the year, as evidenced by our positive first half performance. This result has adversely impacted the British Pound and the uncertainty has put strain on the U.K. automotive industry. If current post referendum market conditions are sustained throughout the remainder of 2016, we believe it could have an impact of up to $0.4 billion to the second half of 2016.

The German Ministry of Transportation and the Kraftfahrt-Bundesamt have requested the participation of a number of automotive manufacturers, including our German subsidiary, in continuing discussions on emissions control issues and have also requested, from time to time, written responses from our subsidiary on the subject. Our German subsidiary has participated in these discussions and has provided the requested responses to inquiries concerning nitrogen oxide emission control systems of its diesel engines. In light of the foregoing, there could be further industry-wide inquiries about CO2 emissions. These requests may lead to increased testing and re-testing of our vehicles and analysis of their emissions control systems, which could lead to increased costs, penalties, negative publicity or reputational impact, and additional vehicles may be subject to recall activity if regulators determine that emission levels and required regulatory compliance should be based on either a wider spectrum of driving conditions for future testing parameters or stricter or novel interpretations and consequent enforcement of existing requirements. No assurance can be given that the ultimate outcome of any potential investigations or increased testing resulting from this scrutiny would not materially and adversely affect us.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMIO Since the second quarter of 2015 we have been experiencing a moderation of industry growth as well as pricing pressures in China due primarily to macroeconomic volatility, softening consumer demand particularly in the commercial vehicle segment, increasing competition and a complex regulatory environment. Despite these pressures, in the six months ended June 30, 2016 China industry sales were 12.9 million units, representing an increase of 7.4% compared to the corresponding period in 2015. In the six months ended June 30, 2016 our China wholesale volumes increased by 3.0% compared to the corresponding period in 2015. Our market share decreased to 14.0%, down 0.6 percentage points as our volume growth was less than that of the industry. Our China retail sales were 1.8 million units, representing an increase of 5.3% compared to the corresponding period in 2015. Strong growth in Buick and Baojun passenger vehicles, including SUVs, were partially offset by lower Chevrolet sales because of model changeover and lower Wuling sales because of a continued segment shift away from mini commercial vehicles. In the six months ended June 30, 2016 our Automotive China JVs generated equity income of $1.0 billion and margins of 9.6%, essentially unchanged when compared to the corresponding period in 2015 as favorable volume and mix were offset with pricing pressures. We expect continuation of pricing pressures of approximately 5% and moderate industry growth in 2016. We continue to expect an increase in vehicle sales driven by new launches and expect to sustain strong China equity income and margins by focusing on vehicle mix improvements, cost improvements and efficiencies and downstream performance optimization.

Lack of political stability, low commodity prices and foreign exchange volatility, among other factors, negatively impacted the overall automotive industry in the rest of Asia Pacific, Africa and the Middle East and led to industry sales of 9.5 million units, representing a decrease of 3.6% in the six months ended June 30, 2016 compared to the corresponding period in 2015. In the six months ended June 30, 2016 our sales totaled 0.3 million units for market share of 3.5%, representing a decrease of 0.6 percentage points compared to the corresponding period in 2015. The decrease in sales volumes was due primarily to overall industry volume declines, foreign currency availability and economic challenges in Africa.

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

GM Korea’s collective bargaining agreement negotiations began in the second quarter of 2016. Although GM Korea has reached settlements in recent years without work stoppages, there is an inherent risk of work stoppages in negotiations which could negatively affect our business.

GMSA The South American automotive industry continues to be challenged by weak economic conditions and lack of consumer confidence. Industry sales to retail and fleet customers were 1.7 million units in the six months ended June 30, 2016, representing a 17.2% decrease compared to the corresponding period in 2015. In the six months ended June 30, 2016 our vehicle sales in Brazil, our largest market in South America, totaled 0.2 million units for market share of 16.2%, representing an increase of 0.7 percentage points compared to the corresponding period in 2015 primarily driven by Chevrolet Onix sales.

We continue to monitor economic conditions in South America and believe that adverse economic conditions and their effects on the automotive industry will likely continue. While we continue to take actions to address these challenges, no assurance can be provided that such efforts will prevent material future losses, asset impairments or other charges.

During the six months ended June 30, 2016 we continued to consolidate our Venezuelan subsidiaries. Our Venezuelan subsidiaries may require additional financial support, which, at this time, we have not made a decision to provide. We continue to monitor developments in Venezuela. If a determination is made in the future that we no longer maintain control we may incur a charge based on exchange rates at June 30, 2016 of approximately $0.1 billion.

Corporate In connection with our capital allocation framework, as detailed in the "Liquidity and Capital Resources" section of MD&A in our 2015 Form 10-K, we announced that our Board of Directors had authorized a program to purchase up to $5 billion of our common stock before the end of 2016. In January 2016 we announced that our Board of Directors had authorized the purchase of up to an additional $4 billion of our common stock (an aggregate total of $9 billion) before the end of 2017. Through July 19, 2016 we had purchased an aggregate of 112 million shares of our outstanding common stock under our common stock repurchase program for $3.8 billion. Also, in January 2016 we announced an increase of our quarterly common stock dividend to $0.38 per share effective in the first quarter of 2016.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The Ignition Switch Recall has led to various inquiries, investigations, subpoenas, requests for information and complaints from Congress, the SEC, Transport Canada and 50 state attorneys general. In addition these and other recalls have resulted in a number of claims and lawsuits. Such lawsuits and investigations could in the future result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies. Refer to Note 11 to our condensed consolidated financial statements for additional information.

Takata Matters On May 4, 2016 NHTSA issued an amended consent order requiring Takata to file defect information reports (DIR) for previously unrecalled front airbag inflators on a multi-year, risk-based schedule through 2019 impacting tens of millions of vehicles produced by numerous automotive manufacturers. NHTSA concluded that the likely root cause of the rupturing of the airbag inflators is a function of time, temperature cycling and environmental moisture. On May 16, 2016 Takata issued its first DIR in connection with the amended consent order.

Although we do not believe there is a safety defect at this time in any GM vehicles within scope of the Takata DIR, in cooperation with NHTSA we filed a Preliminary DIR on May 27, 2016, updated as of June 13, 2016, covering 2.5 million of our full-size pick-up trucks and SUVs. As a result of discussions with NHTSA and as described in the Preliminary DIR, GM will have an opportunity to prove to NHTSA that the inflators in these vehicles do not pose an unreasonable risk to safety based upon the results of further testing and analysis. If we do not make such a showing by September 2016, 120 days prior to the next DIR, then we will be obligated to repair the front passenger airbag inflators in these vehicles. We presently believe that the results of further testing and analysis will demonstrate that the vehicles do not present an unreasonable risk to safety and that no repair will ultimately be required.

Our analysis and data presently indicate that the inflators in the GM vehicles within the scope of the Takata DIR and the amended consent order are currently performing as designed, show no significant signs of propellant degradation and, therefore, as stated above, will not pose an unreasonable risk to motor vehicle safety through 2019, if at all, given the unique vehicle platform and design characteristics of the vehicles and the differences in the airbag inflators in those vehicles. For example, the airbag inflators used in the vehicles are a variant engineered specifically for our vehicles, and include features such as greater venting, unique propellant wafer configurations, and machined steel end caps. The inflators are packaged in the instrument panel in such a way as to minimize exposure to moisture from the climate control system. Also, these vehicles have features that minimize the maximum temperature to which the inflator will be exposed, such as large interior volumes and standard solar absorbing windshields and side glass. Further, our field deployment data contains no reports of inflator rupture in these vehicles during the estimated 54,000 field deployments that have occurred in these vehicles since the start of production or in the ballistic testing of inflators recovered from vehicles in the field.

Accordingly, no provision has been made for any repair associated with our vehicles subject to the Preliminary DIR and amended consent order. However, in the event we are ultimately obligated to repair the inflators in these vehicles, we estimate a reasonably possible cost of up to $320 million for the 2.5 million vehicles subject to the Preliminary DIR and an additional $550 million for up to 4.3 million vehicles subject to future Takata DIRs under the amended consent order.

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

Wholesale vehicle sales data, which represents sales directly to dealers and others, is the measure that correlates to our revenue from the sale of vehicles, which is the largest component of Automotive net sales and revenue. Wholesale vehicle sales exclude vehicles produced by joint ventures. In the six months ended June 30, 2016, 46.8% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
GMNA	1,004	62.6%	878	59.9%	1,878	62.3%	1,707	59.8%
GME	326	20.3%	303	20.7%	619	20.5%	571	20.0%
GMIO	140	8.8%	141	9.6%	270	9.0%	285	9.9%
GMSA	133	8.3%	143	9.8%	247	8.2%	293	10.3%
Worldwide	1,603	100.0%	1,465	100.0%	3,014	100.0%	2,856	100.0%

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

Retail vehicle sales data includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Certain joint venture agreements in China allow for the contractual right to report vehicle sales of non-GM trademarked vehicles by those joint ventures. Retail vehicle sales data includes vehicles used by dealers under courtesy transportation programs and vehicles sold through the dealer registration channel primarily in Europe. This sales channel consists primarily of dealer demonstrator, loaner and self-registered vehicles which are not eligible to be sold as new vehicles after being registered by dealers. Certain fleet sales that are accounted for as operating leases are included in retail vehicle sales at the time of delivery to daily rental car companies. The following table summarizes total industry retail sales, or estimated sales where retail sales volume is not available, of vehicles and our related competitive position by geographic region (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended						Six Months Ended
	June 30, 2016			June 30, 2015			June 30, 2016			June 30, 2015
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,641	755	16.3%	4,667	822	17.6%	8,813	1,439	16.3%	8,711	1,506	17.3%
Other	1,066	155	14.5%	967	143	14.8%	1,909	270	14.1%	1,730	249	14.4%
Total North America	5,707	910	15.9%	5,634	965	17.1%	10,722	1,709	15.9%	10,441	1,755	16.8%
Europe
United Kingdom	757	69	9.1%	745	77	10.3%	1,640	154	9.4%	1,589	163	10.3%
Germany	1,038	73	7.1%	947	66	7.0%	1,911	136	7.1%	1,779	121	6.8%
Other	3,672	186	5.1%	3,390	176	5.2%	6,986	349	5.0%	6,523	327	5.0%
Total Europe	5,467	328	6.0%	5,082	319	6.3%	10,537	639	6.1%	9,891	611	6.2%
Asia/Pacific, Middle East and Africa
China(a)	6,320	839	13.3%	5,800	823	14.2%	12,949	1,815	14.0%	12,052	1,762	14.6%
Other	4,557	173	3.8%	4,628	199	4.3%	9,462	329	3.5%	9,817	398	4.1%
Total Asia/Pacific, Middle East and Africa	10,877	1,012	9.3%	10,428	1,022	9.8%	22,411	2,144	9.6%	21,869	2,160	9.9%
South America
Brazil	503	83	16.4%	644	92	14.3%	985	160	16.2%	1,319	204	15.5%
Other	390	54	13.9%	394	64	16.2%	763	111	14.7%	793	131	16.6%
Total South America	893	137	15.3%	1,038	156	15.0%	1,748	271	15.5%	2,112	335	15.9%
Total Worldwide	22,944	2,387	10.4%	22,182	2,462	11.1%	45,418	4,763	10.5%	44,313	4,861	11.0%

United States
Cars	1,838	233	12.7%	2,037	270	13.2%	3,532	445	12.6%	3,816	490	12.8%
Trucks	1,411	327	23.2%	1,311	318	24.3%	2,674	610	22.8%	2,447	587	24.0%
Crossovers	1,392	195	14.0%	1,319	234	17.7%	2,607	384	14.7%	2,448	429	17.5%
Total United States	4,641	755	16.3%	4,667	822	17.6%	8,813	1,439	16.3%	8,711	1,506	17.3%

China (a)
SGMS		398			366			810			785
SGMW and FAW-GM		441			457			1,005			977
Total China	6,320	839	13.3%	5,800	823	14.2%	12,949	1,815	14.0%	12,052	1,762	14.6%
__________

(a)
Our China sales include the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC GM Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). End customer data is not readily available for the industry; therefore, wholesale volumes were used for Industry, GM and Market Share. Our retail sales in China were 847 and 757 in the three months ended June 30, 2016 and 2015 and 1,810 and 1,719 in the six months ended June 30, 2016 and 2015.

In the six months ended June 30, 2016 we estimate we had the largest market share in North America and South America, the number four market share in the Asia/Pacific, Middle East and Africa region and the number eight market share in Europe.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
GMNA	186	236	357	441
GME	171	158	317	292
GMIO	77	79	128	135
GMSA	40	29	65	57
Total fleet sales	474	502	867	925

Fleet sales as a percentage of total retail vehicle sales	19.9%	20.4%	18.2%	19.0%

The following table summarizes United States fleet sales (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Daily rental sales	71	116	149	237
Other fleet sales	84	84	153	146
Total fleet sales	155	200	302	383

GM Financial Summary and Outlook GM Financial has expanded its leasing, near prime and prime lending programs in North America and leasing and prime lending have become an increasingly large percentage of the originations and retail portfolio balance. In the six months ended June 30, 2016 and 2015 GM Financial's revenue consisted of retail finance charge income of 32.8% and 52.3%, commercial finance charge income of 4.9% and 7.0% and leased vehicle income of 58.9% and 35.9%. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. In the six months ended June 30, 2016 GM Financial's retail penetration in North America grew to approximately 35%, up from approximately 26% in the corresponding period in 2015.

Consolidated Results We review changes in our results of operations under five categories: volume, mix, price, cost and other. Volume measures the impact of changes in wholesale vehicle volumes driven by industry volume, market share and changes in dealer stock levels. Mix measures the impact of changes to the regional portfolio due to product, model, trim, country and option penetration in current year wholesale vehicle volumes. Price measures the impact of changes related to Manufacturer’s Suggested Retail Price and various sales allowances. Cost includes primarily: (1) material and freight; (2) manufacturing, engineering, advertising, administrative and selling and policy and warranty expense; and (3) non-vehicle related activity. Other includes primarily foreign exchange and non-vehicle related automotive revenues as well as equity income or loss from our nonconsolidated affiliates. Refer to the regional sections of this MD&A for additional information.

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2016	June 30, 2015			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$30,195	$26,481	$3,714	14.0%	$3.5	$(0.3)	$0.9	$(0.4)
GME	5,386	4,987	399	8.0%	$0.3	$(0.2)	$0.2	$—
GMIO	2,825	3,053	(228)	(7.5)%	$—	$—	$—	$(0.2)
GMSA	1,638	2,109	(471)	(22.3)%	$(0.1)	$(0.2)	$0.2	$(0.4)
Corporate	45	40	5	12.5%				$—
Automotive	40,089	36,670	3,419	9.3%	$3.7	$(0.6)	$1.3	$(1.0)
GM Financial	2,283	1,510	773	51.2%				$0.8
Total net sales and revenue	$42,372	$38,180	$4,192	11.0%	$3.7	$(0.6)	$1.3	$(0.2)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2016	June 30, 2015			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$56,658	$51,157	$5,501	10.8%	$4.7	$0.2	$1.2	$(0.6)
GME	10,067	9,436	631	6.7%	$0.7	$(0.2)	$0.3	$(0.2)
GMIO	5,504	6,165	(661)	(10.7)%	$(0.3)	$0.1	$—	$(0.4)
GMSA	2,981	4,201	(1,220)	(29.0)%	$(0.6)	$—	$0.5	$(1.1)
Corporate	74	75	(1)	(1.3)%				$—
Automotive	75,284	71,034	4,250	6.0%	$4.6	$—	$2.0	$(2.2)
GM Financial	4,353	2,858	1,495	52.3%				1.5
Total net sales and revenue	$79,637	$73,892	$5,745	7.8%	$4.6	$—	$2.0	$(0.7)

Automotive Cost of Sales and Inventories

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2016	June 30, 2015			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$24,996	$22,131	$(2,865)	(12.9)%	$(2.4)	$(0.4)	$(0.2)	$0.2
GME	4,904	4,624	(280)	(6.1)%	$(0.3)	$0.1	$—	$(0.1)
GMIO	2,877	3,177	300	9.4%	$—	$(0.1)	$0.4	$—
GMSA	1,599	2,727	1,128	41.4%	$0.1	$—	$0.2	$0.8
Corporate and eliminations	50	(62)	(112)	n.m.			$—	$(0.1)
Total automotive cost of sales	$34,426	$32,597	$(1,829)	(5.6)%	$(2.6)	$(0.4)	$0.3	$0.8
________
n.m. = not meaningful

	Six Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2016	June 30, 2015			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$47,444	$43,027	$(4,417)	(10.3)%	$(3.3)	$(0.8)	$(0.6)	$0.3
GME	9,249	9,079	(170)	(1.9)%	$(0.6)	$0.1	$0.3	$—
GMIO	5,464	6,272	808	12.9%	$0.2	$(0.2)	$0.5	$0.3
GMSA	2,888	4,800	1,912	39.8%	$0.5	$(0.1)	$0.2	$1.3
Corporate and eliminations	(30)	93	123	n.m.			$—	$0.1
Total automotive cost of sales	$65,015	$63,271	$(1,744)	(2.8)%	$(3.2)	$(1.0)	$0.4	$2.0
________
n.m. = not meaningful

In the three months ended June 30, 2016 favorable Cost was due primarily to: (1) decreased material and freight costs of $0.9 billion related to carryover vehicles, partially offset by increased material and freight costs of $0.4 billion related to vehicles launched within the last twelve months incorporating significant exterior and/or interior changes (Majors); (2) asset impairment charges of $0.4 billion related to Thailand and Venezuela in 2015; and (3) decreased costs of $0.1 billion related to parts and accessories; partially offset by (4) increased other costs of $0.5 billion primarily in manufacturing, engineering and depreciation and amortization which are inclusive of launch costs; and (5) increased warranty and policy and other costs of $0.2 billion. In the three months ended June 30, 2016 favorable Other was due primarily to favorable net foreign currency effect of $0.8 billion due primarily to the Venezuela Bolivar Fuerte devaluation in 2015 and the weakening of the Brazilian Real and other currencies against the U.S. Dollar.

In the six months ended June 30, 2016 favorable Cost was due primarily to: (1) decreased material and freight costs of $1.7 billion related to carryover vehicles, partially offset by increased material and freight costs of $0.6 billion related to Majors; (2) asset impairment charges of $0.4 billion related to Thailand and Venezuela in 2015; (3) costs related to the change in our business model in Russia of $0.1 billion in 2015; and (4) decreased costs of $0.1 billion related to parts and accessories; partially offset by

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(5) increased other costs of $0.8 billion primarily in manufacturing, engineering and depreciation and amortization which are inclusive of launch costs; (6) restructuring costs related to UAW cash severance incentive program of $0.2 billion; and (7) increased warranty and policy and other costs of $0.2 billion. In the six months ended June 30, 2016 favorable Other was due primarily to favorable net foreign currency effect of $1.8 billion due primarily to the Venezuela Bolivar Fuerte devaluation in 2015 and the weakening of the Brazilian Real, Canadian Dollar, and other currencies against the U.S. Dollar and costs related to the change in our business model in Russia of $0.2 billion in 2015.

	Inventories			Days on Hand
	June 30, 2016	June 30, 2015	Increase/ (Decrease)	June 30, 2016	June 30, 2015	Increase/ (Decrease)
GMNA	$7,789	$6,942	$847	28	28	—
GME	3,218	3,273	(55)	59	64	(5)
GMIO	2,393	2,266	127	75	64	11
GMSA	1,626	1,737	(111)	92	57	35
Total	$15,026	$14,218	$808	39	39	—

Days on hand is calculated as Inventories divided by Automotive cost of sales for the three months ended June 30 multiplied by 90.

Other

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2016	June 30, 2015		%	June 30, 2016	June 30, 2015		%
Automotive selling, general and administrative expense	$2,847	$2,977	$130	4.4%	$5,665	$6,094	$429	7.0%
Interest income and other non-operating income, net	$172	$13	$159	n.m.	$257	$254	$3	1.2%
________
n.m. = not meaningful

In the three months ended June 30, 2016 Automotive selling, general and administrative expense decreased due primarily to:(1) favorable net foreign currency effect of $0.1 billion due primarily to the weakening of various currencies against the U.S. Dollar; and (2) expense related to the ignition switch recall compensation program of $0.1 billion in 2015; partially offset by (3) charges for legal related matters of $0.1 billion.

In the six months ended June 30, 2016 Automotive selling, general and administrative expense decreased due primarily to: (1) expense related to the ignition switch recall compensation program of $0.2 billion in 2015; (2) favorable net foreign currency effect of $0.2 billion due primarily to the weakening of various currencies against the U.S. Dollar; (3) costs related to the change in our business model in Russia of $0.1 billion in 2015; and (4) net administrative and marketing costs of $0.1 billion; partially offset by (5) charges for legal related matters of $0.2 billion.

In the three months ended June 30, 2016 Interest income and other non-operating income, net increased due primarily to favorable foreign currency effect related to intercompany loans denominated in foreign currencies.

GM North America

	Three Months Ended		Favorable / (Unfavorable)%		Variance Due To
	June 30, 2016	June 30, 2015			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$30,195	$26,481	$3,714	14.0%	$3.5	$(0.3)	$0.9		$(0.4)
EBIT-adjusted	$3,647	$2,780	$867	31.2%	$1.1	$(0.7)	$0.9	$(0.5)	$0.1
EBIT-adjusted margin	12.1%	10.5%	1.6%
	(Vehicles in thousands)
Wholesale vehicle sales	1,004	878	126	14.4%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Favorable / (Unfavorable)%		Variance Due To
	June 30, 2016	June 30, 2015			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$56,658	$51,157	$5,501	10.8%	$4.7	$0.2	$1.2		$(0.6)
EBIT-adjusted	$5,943	$4,962	$981	19.8%	$1.4	$(0.7)	$1.2	$(0.8)	$(0.2)
EBIT-adjusted margin	10.5%	9.7%	0.8%
	(Vehicles in thousands)
Wholesale vehicle sales	1,878	1,707	171	10.0%

GMNA Total Net Sales and Revenue In the three months ended June 30, 2016 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes primarily due to strong retail demand for full-size trucks and SUVs and the Chevrolet Malibu, Cruze and Spark, as well as an increase in off-lease rental car sales; and (2) favorable pricing for Majors of $0.6 billion primarily related to the Chevrolet Camaro, Malibu and Cruze and Cadillac XT5 and $0.3 billion related to carryover vehicles; partially offset by (3) unfavorable mix associated with the increase in off-lease rental car sales, the Chevrolet Malibu and Spark partially offset by full-size SUVs; and (4) unfavorable Other due primarily to unfavorable foreign currency effect of $0.3 billion due to the weakening of the Canadian Dollar and Mexican Peso against the U.S. Dollar and unfavorable lease revenue of $0.2 billion associated with fewer in-service rental vehicles.

In the six months ended June 30, 2016 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes primarily due to strong retail demand for full-size trucks and SUVs and the Chevrolet Malibu and Spark as well as an increase in off-lease rental car sales, partially offset by a decrease in the Chevrolet Impala and Cruze; (2) favorable pricing for Majors of $0.9 billion primarily related to the Chevrolet Camaro, Malibu and Cruze and Cadillac XT5 and $0.3 billion related to carryover vehicles; (3) favorable mix associated with full-size trucks and SUVs and the decrease in the Chevrolet Cruze, partially offset by the Chevrolet Malibu and Spark and the increase in off-lease rental car sales; partially offset by (4) unfavorable Other due primarily to unfavorable foreign currency effect of $0.5 billion resulting from weakening of the Canadian Dollar and Mexican Peso against the U.S. Dollar.

GMNA EBIT-Adjusted In the three months ended June 30, 2016 EBIT-adjusted increased due primarily to: (1) increased net wholesale volumes; and (2) favorable pricing; partially offset by (3) unfavorable mix; and (4) unfavorable Cost including increased material costs for Majors of $0.3 billion primarily related to the Chevrolet Camaro and Cruze and, unfavorable other costs of $0.8 billion primarily in manufacturing, engineering, marketing, and depreciation and amortization which are inclusive of launch costs, partially offset by favorable material and freight performance related to carryover vehicles of $0.6 billion.

In the six months ended June 30, 2016 EBIT-adjusted increased due primarily to: (1) increased net wholesale volumes; and (2) favorable pricing; partially offset by (3) unfavorable Cost including increased material costs for Majors of $0.4 billion primarily related to the Chevrolet Camaro, Cruze and Malibu, restructuring charges of $0.2 billion related to the UAW cash severance incentive program, and increased other costs of $1.3 billion primarily in manufacturing, engineering, marketing and depreciation and amortization which are inclusive of launch costs, partially offset by favorable material and freight performance related to carryover vehicles of $1.3 billion; (4) unfavorable mix associated with an increase in off-lease rental car sales and the Chevrolet Malibu and Spark, partially offset by full-size SUVs and the decrease in Chevrolet Cruze; and (5) unfavorable Other due primarily to unfavorable foreign currency effect of $0.2 billion resulting from weakening of the Mexican Peso and Canadian Dollar against the U.S. Dollar.

GM Europe

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2016	June 30, 2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$5,386	$4,987	$399	8.0%	$0.3	$(0.2)	$0.2		$—
EBIT (loss)-adjusted	$137	$(45)	$182	n.m.	$0.1	$(0.1)	$0.2	$0.1	$(0.1)
EBIT (loss)-adjusted margin	2.5%	(0.9)%	3.4%
	(Vehicles in thousands)
Wholesale vehicle sales	326	303	23	7.6%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2016	June 30, 2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$10,067	$9,436	$631	6.7%	$0.7	$(0.2)	$0.3		$(0.2)
EBIT (loss)-adjusted	$131	$(284)	$415	n.m.	$0.1	$(0.1)	$0.2	$0.3	$(0.1)
EBIT (loss)-adjusted margin	1.3%	(3.0)%	4.3%
	(Vehicles in thousands)
Wholesale vehicle sales	619	571	48	8.4%
________
n.m. = not meaningful

GME Total Net Sales and Revenue In the three months ended June 30, 2016 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes associated with higher demand primarily for the next generation Astra passenger vehicle and the passenger vehicle KARL across the region; and (2) favorable pricing for Majors primarily related to the next generation Astra; partially offset by (3) unfavorable vehicle mix due to increased sales of lower priced vehicles.

In the six months ended June 30, 2016 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes associated with higher demand primarily for the passenger vehicle KARL and the next generation Astra passenger vehicle across the region; and (2) favorable pricing for Majors primarily related to the next generation Astra; partially offset by (3) unfavorable vehicle mix due to increased sales of lower priced vehicles; and (4) unfavorable Other due primarily to unfavorable foreign currency effect resulting from the weakening of the British Pound against the U.S. Dollar.

GME EBIT-Adjusted In the three months ended June 30, 2016 GME EBIT-adjusted improved compared to the three months ended June 30, 2015 due primarily to: (1) favorable pricing; and (2) increased net wholesale volumes; partially offset by (3) unfavorable Other due primarily to unfavorable foreign currency effect resulting from the weakening of the British Pound against the U.S. Dollar.

In the six months ended June 30, 2016 GME EBIT-adjusted improved compared to the six months ended June 30, 2015 due primarily to: (1) favorable Cost due primarily to favorable material performance related to carryover vehicles of $0.3 billion and fixed cost improvements of $0.2 billion, partially offset by unfavorable material performance for Majors related to the next generation Astra of $0.2 billion; (2) favorable pricing; and (3) increased net wholesale volumes; partially offset by (4) unfavorable Other due primarily to unfavorable foreign currency effect resulting from the weakening of the British Pound against the U.S. Dollar.

GM International Operations

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2016	June 30, 2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$2,825	$3,053	$(228)	(7.5)%	$—	$—	$—		$(0.2)
EBIT-adjusted	$169	$349	$(180)	(51.6)%	$—	$(0.1)	$—	$—	$(0.1)
EBIT-adjusted margin	6.0%	11.4%	(5.4)%
Equity income – Automotive China JVs	$471	$503	$(32)	(6.4)%
EBIT (loss)-adjusted – excluding Equity income	$(302)	$(154)	$(148)	(96.1)%
	(Vehicles in thousands)
Wholesale vehicle sales	140	141	(1)	(0.7)%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2016	June 30, 2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$5,504	$6,165	$(661)	(10.7)%	$(0.3)	$0.1	$—		$(0.4)
EBIT-adjusted	$548	$720	$(172)	(23.9)%	$(0.1)	$(0.1)	$—	$0.1	$(0.1)
EBIT-adjusted margin	10.0%	11.7%	(1.7)%
Equity income – Automotive China JVs	$989	$1,022	$(33)	(3.2)%
EBIT (loss)-adjusted – excluding Equity income	$(441)	$(302)	$(139)	(46.0)%
	(Vehicles in thousands)
Wholesale vehicle sales	270	285	(15)	(5.3)%

GMIO Total Net Sales and Revenue In the three months ended June 30, 2016 Total net sales and revenue decreased due primarily to unfavorable Other resulting from decreased export sales of vehicle parts in GM Korea of $0.2 billion.

In the six months ended June 30, 2016 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes of pick-up trucks, the Chevrolet Cruze and Aveo; partially offset by increased sales of the Chevrolet Spark; and (2) unfavorable Other due primarily to unfavorable foreign currency effect driven by the weakening of the South Korean Won and South African Rand against the U.S. Dollar and decreased export sales of vehicle parts in GM Korea; partially offset by (3) favorable mix primarily in Korea and Australia.

GMIO EBIT-Adjusted In the three months ended June 30, 2016 EBIT-adjusted decreased due primarily to: (1) unfavorable mix due primarily to decreased sales of full-size trucks and SUVs in the Middle East due to low global oil prices; and (2) unfavorable Other due primarily to unfavorable foreign currency effect driven by the weakening of the Egyptian Pound and Australian Dollar against the U.S. Dollar.

In the six months ended June 30, 2016 EBIT-adjusted decreased due primarily to: (1) decreased net wholesale volumes; (2) unfavorable mix due primarily to decreased sales of full-size trucks and SUVs in the Middle East due to low global oil prices; and (3) unfavorable Other due primarily to unfavorable foreign currency effect driven by the weakening of the Egyptian Pound and Australian Dollar against the U.S. Dollar; partially offset by (4) favorable Cost associated with material and freight performance related to carryover vehicles.

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

The following tables summarize certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Wholesale vehicles including vehicles exported to markets outside of China	861	837	1,847	1,792
Total net sales and revenue	$10,281	$10,236	$21,472	$21,208
Net income	$979	$1,046	$2,065	$2,132

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$4,120	$5,939
Debt	$229	$184

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM South America

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2016	June 30, 2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$1,638	$2,109	$(471)	(22.3)%	$(0.1)	$(0.2)	$0.2		$(0.4)
EBIT (loss)-adjusted	$(121)	$(144)	$23	16.0%	$—	$(0.1)	$0.2	$0.1	$(0.1)
EBIT (loss)-adjusted margin	(7.4)%	(6.8)%	(0.6)%
	(Vehicles in thousands)
Wholesale vehicle sales	133	143	(10)	(7.0)%

	Six Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2016	June 30, 2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$2,981	$4,201	$(1,220)	(29.0)%	$(0.6)	$—	$0.5		$(1.1)
EBIT (loss)-adjusted	$(188)	$(358)	$170	47.5%	$(0.1)	$(0.1)	$0.5	$0.1	$(0.2)
EBIT (loss)-adjusted margin	(6.3)%	(8.5)%	2.2%
	(Vehicles in thousands)
Wholesale vehicle sales	247	293	(46)	(15.7)%

GMSA Total Net Sales and Revenue In the three months ended June 30, 2016 Total net sales and revenue decreased due primarily to: (1) unfavorable mix due primarily to Chevrolet Silverado and Aveo in Venezuela; (2) decreased wholesale volumes mainly in Venezuela, Ecuador and Colombia caused by difficult economic conditions; and (3) unfavorable Other due primarily to unfavorable net foreign currency effect resulting from the strengthening of the U.S. Dollar against all currencies across the region; partially offset by (4) favorable pricing related to carryover vehicles due primarily to high inflation in Argentina.

In the six months ended June 30, 2016 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes mainly in Brazil, Venezuela, Ecuador and Colombia caused by difficult economic conditions; and (2) unfavorable Other due primarily to unfavorable net foreign currency effect resulting from the strengthening of the U.S. Dollar against all currencies across the region; partially offset by (3) favorable pricing related to carryover vehicles due primarily to high inflation in Argentina.

GMSA EBIT (Loss)-Adjusted In the three months ended June 30, 2016 EBIT (loss)-adjusted remained flat due primarily to:
(1) favorable pricing; and (2) favorable Cost due primarily to lower engineering expenses; partially offset by (3) unfavorable product mix; and (4) unfavorable Other due primarily to unfavorable net foreign currency effect resulting from the strengthening of the U.S. Dollar against all currencies across the region.

In the six months ended June 30, 2016 EBIT (loss)-adjusted decreased due primarily to: (1) favorable pricing; and (2) favorable Cost due primarily to lower engineering expenses; partially offset by (3) unfavorable wholesale volumes; (4) unfavorable product mix; and (5) unfavorable Other due to unfavorable net foreign currency effect resulting from the strengthening of the U.S. Dollar against all currencies across the region.

GM Financial

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Increase / (Decrease)%		Six Months Ended		Increase/ (Decrease)%
	June 30, 2016	June 30, 2015			June 30, 2016	June 30, 2015
Total revenue	$2,292	$1,515	$777	51.3%	$4,367	$2,869	$1,498	52.2%
Provision for loan losses	$151	$141	$10	7.1%	$347	$296	$51	17.2%
Income before income taxes-adjusted	$266	$225	$41	18.2%	$491	$439	$52	11.8%
Income before income taxes-adjusted margin	11.6%	14.9%	(3.3)%		11.2%	15.3%	(4.1)%
	(Dollars in billions)
Average debt outstanding	$62.5	$42.1	$20.4	48.5%	$59.6	$40.3	$19.3	47.9%
Effective rate of interest paid	3.2%	3.7%	(0.5)%		3.3%	3.9%	(0.6)%

GM Financial Revenue In the three months ended June 30, 2016 Total revenue increased due primarily to increased leased vehicle income of $0.8 billion due to a larger lease portfolio.

In the six months ended June 30, 2016 Total revenue increased due primarily to increased leased vehicle income of $1.5 billion due to a larger lease portfolio.

GM Financial Income Before Income Taxes-Adjusted In the three months ended June 30, 2016 Income before income taxes-adjusted increased due primarily to: (1) increased revenue of $0.8 billion; partially offset by (2) increased leased vehicle expense of $0.6 billion due to a larger lease portfolio; and (3) increased interest expense of $0.1 billion due to an increase in average debt outstanding.

In the six months ended June 30, 2016 Income before income taxes-adjusted increased due primarily to: (1) increased revenue of $1.5 billion; partially offset by (2) increased leased vehicle expense of $1.2 billion due to a larger lease portfolio; and (3) increased interest expense of $0.2 billion due to an increase in average debt outstanding.

Liquidity and Capital Resources We believe that our current level of cash and cash equivalents, marketable securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations. We also maintain access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on three objectives: (1) reinvest in our business; (2) maintain an investment-grade balance sheet; and (3) return cash to stockholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $9 billion annually as well as payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls, the settlements of the multidistrict litigation and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (4) payments for previously announced restructuring activities; (5) dividend payments on our common stock that are declared by our Board of Directors; and (6) payments to purchase shares of our common stock under programs authorized by our Board of Directors.

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

Management's capital allocation framework includes a combined cash and marketable securities balance target of $20 billion and plans to reinvest in the business at an average target ROIC rate of 20% or greater. In connection with this framework we announced that our Board of Directors had authorized a program to purchase up to $5 billion of our common stock before the end

GENERAL MOTORS COMPANY AND SUBSIDIARIES

of 2016. In January 2016 we announced that our Board of Directors had authorized the purchase of up to an additional $4 billion of our common stock (an aggregate total of $9 billion) before the end of 2017. Also, in January 2016 we announced an increase of our quarterly common stock dividend to $0.38 per share effective in the three months ended March 31, 2016. Through July 19, 2016 we had purchased an aggregate of 112 million shares of our outstanding common stock under our common stock repurchase program for $3.8 billion.

In February 2016 we issued $2.0 billion in aggregate principal amount of automotive senior unsecured notes and used the entire net proceeds to fund discretionary contributions to our U.S. hourly pension plan in the six months ended June 30, 2016 to improve its funded status. Refer to Note 8 to our condensed consolidated financial statements for additional information on the senior unsecured notes.

In May 2016 we amended our two primary revolving credit facilities, increasing our aggregate borrowing capacity from $12.5 billion to $14.5 billion. These facilities consist of a three-year, $4.0 billion facility and a five-year, $10.5 billion facility. Both facilities are available to us as well as certain wholly-owned subsidiaries, including GM Financial. The three-year, $4.0 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a GM Financial borrowing sub-limit of $1.0 billion and a letter of credit sub-facility of $1.0 billion. The five-year, $10.5 billion revolving credit facility allows for borrowings in U.S. Dollars and other currencies and includes a GM Financial borrowing sub-limit of $3.0 billion and a letter of credit sub-limit of $500 million.

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable securities and funds available under credit facilities. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. There have been no significant changes in the management of our liquidity, including the allocation of our available liquidity, the composition of our portfolio and our investment guidelines since December 31, 2015. Refer to the “Liquidity and Capital Resources” section of MD&A in our 2015 Form 10-K.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. The total size of our credit facilities was $14.6 billion at June 30, 2016 and $12.6 billion at December 31, 2015, which consisted principally of our two primary revolving credit facilities. We did not have any borrowings against our primary facilities, but had amounts in use under the letter of credit sub-facility of $0.6 billion at June 30, 2016. GM Financial had access to our revolving credit facilities at June 30, 2016 and December 31, 2015 but did not borrow against them. We had intercompany loans from GM Financial of $0.9 billion and $0.4 billion at June 30, 2016 and December 31, 2015, which consisted primarily of amounts used to fund company vehicles and for commercial loans to dealers we consolidate. The following table summarizes our automotive available liquidity (dollars in billions):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$15.9	$12.1
Marketable securities	4.2	8.2
Available liquidity	20.1	20.3
Available under credit facilities	14.0	12.2
Total automotive available liquidity	$34.1	$32.5

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Six Months Ended June 30, 2016
Operating cash flow	$4.3
Capital expenditures	(4.6)
Dividends paid and payments to purchase common stock	(1.5)
Investment in Lyft	(0.5)
Acquisition of Cruise	(0.3)
Issuance of senior unsecured notes	2.0
Increase in available credit facilities	1.8
Loans from GM Financial and other	0.4
Total change in automotive available liquidity	$1.6

Automotive Cash Flow (Dollars in Billions)

	Six Months Ended		Change
	June 30, 2016	June 30, 2015
Operating Activities
Net income	$4.4	$1.7	$2.7
Depreciation, amortization and impairment charges	2.8	3.1	(0.3)
Pension and OPEB activities	(3.1)	(0.6)	(2.5)
Working capital	(0.2)	(0.7)	0.5
Equipment on operating leases	0.1	(2.5)	2.6
Accrued liabilities and other liabilities	(0.7)	2.2	(2.9)
Income taxes	0.9	0.5	0.4
Undistributed earnings of nonconsolidated affiliates, net	0.8	0.4	0.4
Other	(0.7)	1.0	(1.7)
Cash flows from operating activities	$4.3	$5.1	$(0.8)

In the six months ended June 30, 2016 the change in Pension and OPEB activities was due to discretionary contributions of $2.0 billion made to our U.S. hourly pension plan. The changes in Equipment on operating leases and Accrued liabilities and other liabilities were due primarily to the reduction of units provided to rental car companies. The change in Other was related primarily to changes in foreign currency remeasurements.

	Six Months Ended		Change
	June 30, 2016	June 30, 2015
Investing Activities
Capital expenditures	$(4.6)	$(3.4)	$(1.2)
Acquisitions and liquidations of marketable securities, net	3.7	1.9	1.8
Investment in Lyft	(0.5)	—	(0.5)
Acquisition of Cruise	(0.3)	—	(0.3)
Other	0.2	—	0.2
Cash flows from investing activities	$(1.5)	$(1.5)	$—

In the six months ended June 30, 2016 the change in Acquisitions and liquidations of marketable securities, net was due primarily to the rebalancing of our investment portfolio between marketable securities and cash and cash equivalents as part of liquidity management in the normal course of business.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Change
	June 30, 2016	June 30, 2015
Financing Activities
Issuance of senior unsecured notes	$2.0	$—	$2.0
Dividends paid and payments to purchase common stock	(1.5)	(3.1)	1.6
Other	(0.1)	(0.1)	—
Cash flows from financing activities	$0.4	$(3.2)	$3.6

In the six months ended June 30, 2016 the change in Cash flows from financing activities was due primarily to the issuance of senior unsecured notes.

Adjusted Automotive Free Cash Flow (Dollars in Billions)

	Six Months Ended
	June 30, 2016	June 30, 2015
Net automotive cash provided by operating activities	$4.3	$5.1
Less: capital expenditures	(4.6)	(3.4)
Adjustment – discretionary pension plan contributions	2.0	—
Adjusted automotive free cash flow	$1.7	$1.7

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch, Moody's and S&P. In February 2016 Moody's revised their outlook to Positive from Stable. In March 2016 DBRS Limited upgraded our corporate rating and revolving credit facilities rating to BBB from BBB (low) and revised their outlook to Stable from Positive. In April 2016 S&P revised their outlook to Positive from Stable. In June 2016 Fitch revised their outlook to Positive from Stable. Ratings on the amended and restated revolving credit facilities are unchanged.

Automotive Financing – GM Financial Liquidity GM Financial's primary sources of cash are finance charge income, leasing income, servicing fees, net distributions from securitizations, secured and unsecured debt borrowings and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases of retail finance receivables and leased vehicles, funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured debt facilities, operating expenses, interest costs and business acquisitions. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt. The following table summarizes GM Financial's available liquidity (dollars in billions):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$3.1	$3.1
Borrowing capacity on unpledged eligible assets	10.7	9.7
Borrowing capacity on committed unsecured lines of credit	0.6	0.9
Available liquidity	$14.4	$13.7

In the six months ended June 30, 2016 available liquidity increased due primarily to: (1) additional capacity on new and renewed secured credit facilities; (2) increased borrowing capacity resulting from the issuance of unsecured debt and increased retail deposits.

As previously mentioned GM Financial has the ability to borrow up to $1.0 billion against our three-year, $4.0 billion revolving credit facility and up to $3.0 billion against our five-year, $10.5 billion revolving credit facility.

GM Financial Cash Flow (Dollars in Billions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended
	June 30, 2016	June 30, 2015	Change
Net cash provided by operating activities	$2.6	$1.3	$1.3
Net cash used in investing activities	$(11.9)	$(10.0)	$(1.9)
Net cash provided by financing activities	$9.7	$8.0	$1.7

In the six months ended June 30, 2016 Net cash provided by operating activities increased due primarily to an increase in leased vehicle income, partially offset by increased operating expenses and interest expense.

In the six months ended June 30, 2016 Net cash used in investing activities increased due primarily to: (1) increased purchases of leased vehicles of $3.7 billion; and (2) increased purchases and funding of finance receivables of $0.7 billion; partially offset by (3) prior year impact of cash used for the acquisition of the equity interest in SAIC-GMAC Automotive Finance Company Limited of $0.9 billion in 2015; (4) increased collections on finance receivables of $0.9 billion; and (5) increased proceeds from the termination of leases of $0.6 billion.

In the six months ended June 30, 2016 Net cash provided by financing activities increased due primarily to a net increase in borrowings.

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

Forward-Looking Statements In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “will,” “should,” “target,” “when,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include, among others: (1) our ability to maintain profitability over the long-term, including our ability to fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers; (2) the success of our full-size pick-up trucks and SUVs; (3) global automobile market sales volume, which can be volatile; (4) the results of our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (5) our ability to realize production efficiencies and to achieve reductions in costs as we implement operating effectiveness initiatives throughout our automotive operations; (6) our ability to maintain quality control over our vehicles and avoid material vehicle recalls and the cost and effect on our reputation and products; (7) our ability to maintain adequate liquidity and financing sources including as required to fund our new technology; (8) our ability to realize successful vehicle applications of new technology and our ability to deliver new products, services and customer experiences in response to new participants in the automotive industry; (9) volatility in the price of oil; (10) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (11) risks associated with our manufacturing facilities around the world; (12) our ability to manage the distribution channels for our products; (13) our ability to successfully restructure our operations in various countries; (14) the continued availability of wholesale and retail financing in markets in which we operate to support the sale of our vehicles, which is dependent on those entities' ability to obtain funding and their continued willingness to provide financing; (15) changes in economic conditions, commodity prices, housing prices, foreign currency exchange rates or political stability in the markets in which we operate; (16) significant changes in the competitive environment, including the effect of competition and excess manufacturing capacity in our markets, on our pricing policies or use of incentives and the introduction of new and improved

GENERAL MOTORS COMPANY AND SUBSIDIARIES

vehicle models by our competitors; (17) significant changes in economic, political, regulatory and market conditions in the countries in which we operate, particularly China, with the effect of competition from new market entrants and in the United Kingdom with passage of a referendum to discontinue membership in the European Union; (18) changes in existing, or the adoption of new, laws, regulations, policies or other activities of governments, agencies and similar organizations, particularly laws, regulations and policies relating to vehicle safety including recalls, and including such actions that may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates; (19) stricter or novel interpretations and consequent enforcement of existing laws, regulations and policies; (20) costs and risks associated with litigation and government investigations including the potential imposition of damages, substantial fines, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us in connection with various legal proceedings and investigations relating to our various recalls; (21) our ability to comply with the terms of the DPA; (22) our ability to manage risks related to security breaches and other disruptions to our vehicles, information technology networks and systems; (23) significant increases in our pension expense or projected pension contributions resulting from changes in the value of plan assets, the discount rate applied to value the pension liabilities or mortality or other assumption changes; (24) our continued ability to develop captive financing capability through GM Financial; and (25) changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings.

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

*  *  *  *  *  *  *

Item 4. Controls and Procedures

Disclosure Controls and Procedures We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

Refer to the discussion in the "Litigation-Related Liability and Tax Administrative Matters" section in Note 11 to our condensed consolidated financial statements and the 2015 Form 10-K for information relating to certain legal proceedings.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2015 Form 10-K.

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities At the closing of our acquisition of Cruise on May 12, 2016, in addition to cash consideration, we issued 9,314,527 shares of our common stock, with an aggregate value of $290 million, to the former stockholders of Cruise. An additional 3,419,028 shares of restricted stock with an aggregate value of $107 million, which vest upon meeting certain requirements including continued employment, were issued to a number of individuals formerly with Cruise in connection with the acquisition.

The issuance of the securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended June 30, 2016:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
April 1, 2016 through April 30, 2016	160,189	$30.91	—	$5.2 billion
May 1, 2016 through May 31, 2016	483,875	$31.47	—	$5.2 billion
June 1, 2016 through June 30, 2016	2,321,721	$30.34	—	$5.2 billion
Total	2,965,785	$30.56	—
__________

(a)
Shares purchased consist of: (1) shares retained by us for the payment of the exercise price upon the exercise of warrants; and (2) shares delivered by employees or directors to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units and Restricted Stock Awards relating to compensation plans. Refer to our consolidated financial statements in our 2015 Form 10-K for additional details on warrants issued and employee stock incentive plans.

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
10.1**
Second Amended and Restated 3-year Revolving Credit Agreement, dated as of May 26, 2016, among General Motors Company, General Motors Financial Company, Inc., GM Europe Treasury Company AB, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed June 2, 2016
Incorporated by Reference
10.2**
Second Amended and Restated 5-Year Revolving Credit Agreement, dated as of May 26, 2016, among General Motors Company, General Motors Financial Company, Inc., General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed June 2, 2016
Incorporated by Reference
10.3	2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of General Motors Company filed May 13, 2016.	Incorporated by Reference
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS*	XBRL Instance Document	Filed Herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
________

*	Submitted electronically with this Report.
** Portions of these exhibits have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the United States Securities and Exchange Commission.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Controller and Chief Accounting Officer
Date:	July 21, 2016