Form 10-Q
period 2016-09-30
General Motors Co
filed 2016-10-25
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 18, 2016 the number of shares outstanding of common stock was 1,524,343,989 shares.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales and revenue
Automotive	$40,334	$37,140	$115,618	$108,174
GM Financial	2,491	1,703	6,844	4,561
Total net sales and revenue	42,825	38,843	122,462	112,735
Costs and expenses
Automotive cost of sales	34,778	32,058	99,793	95,329
GM Financial interest, operating and other expenses	2,306	1,506	6,255	3,992
Automotive selling, general and administrative expense	2,724	4,282	8,389	10,376
Total costs and expenses	39,808	37,846	114,437	109,697
Operating income	3,017	997	8,025	3,038
Automotive interest expense	148	112	422	330
Interest income and other non-operating income, net	122	119	379	373
Equity income (Note 6)	497	502	1,717	1,579
Income before income taxes	3,488	1,506	9,699	4,660
Income tax expense (Note 12)	776	165	2,206	1,271
Net income	2,712	1,341	7,493	3,389
Net loss attributable to noncontrolling interests	61	18	99	32
Net income attributable to common stockholders	$2,773	$1,359	$7,592	$3,421

Earnings per share (Note 15)
Basic
Basic earnings per common share	$1.79	$0.86	$4.90	$2.14
Weighted-average common shares outstanding	1,550	1,577	1,548	1,597
Diluted
Diluted earnings per common share	$1.76	$0.84	$4.81	$2.07
Weighted-average common shares outstanding	1,574	1,618	1,578	1,655

Dividends declared per common share	$0.38	$0.36	$1.14	$1.02
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$2,712	$1,341	$7,493	$3,389
Other comprehensive income (loss), net of tax (Note 14)
Foreign currency translation adjustments and other	(92)	(643)	(27)	(594)
Defined benefit plans	30	154	79	643
Other comprehensive income (loss), net of tax	(62)	(489)	52	49
Comprehensive income	2,650	852	7,545	3,438
Comprehensive loss attributable to noncontrolling interests	75	16	130	22
Comprehensive income attributable to common stockholders	$2,725	$868	$7,675	$3,460

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts) (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$15,932	$15,238
Marketable securities (Note 3)	8,172	8,163
Restricted cash (Note 3; Note 7 at VIEs)	1,644	1,590
Accounts and notes receivable, net	10,737	8,337
GM Financial receivables, net (Note 4; Note 7 at VIEs)	20,495	18,051
Inventories (Note 5)	15,427	13,764
Equipment on operating leases, net	2,055	2,783
Other current assets	2,034	1,482
Total current assets	76,496	69,408
Non-current Assets
Restricted cash (Note 3; Note 7 at VIEs)	581	583
GM Financial receivables, net (Note 4; Note 7 at VIEs)	20,299	18,500
Equity in net assets of nonconsolidated affiliates (Note 6)	8,645	9,201
Property, net	34,713	31,229
Goodwill and intangible assets, net	6,354	5,947
GM Financial equipment on operating leases, net (Note 7 at VIEs)	31,775	20,172
Deferred income taxes (Note 1)	35,025	36,860
Other assets	3,688	2,438
Total non-current assets	141,080	124,930
Total Assets	$217,576	$194,338
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$28,628	$24,062
Short-term debt and current portion of long-term debt (Note 8)
Automotive	1,012	817
GM Financial (Note 7 at VIEs)	24,362	18,745
Accrued liabilities	28,533	27,593
Total current liabilities	82,535	71,217
Non-current Liabilities
Long-term debt (Note 8)
Automotive	9,740	7,948
GM Financial (Note 7 at VIEs)	43,986	35,601
Postretirement benefits other than pensions (Note 10)	5,621	5,685
Pensions (Note 10)	17,595	20,911
Other liabilities	13,084	12,653
Total non-current liabilities	90,026	82,798
Total Liabilities	172,561	154,015
Commitments and contingencies (Note 11)
Equity (Note 14)
Common stock, $0.01 par value	15	15
Additional paid-in capital	27,241	27,607
Retained earnings	25,417	20,285
Accumulated other comprehensive loss	(7,953)	(8,036)
Total stockholders’ equity	44,720	39,871
Noncontrolling interests	295	452
Total Equity	45,015	40,323
Total Liabilities and Equity	$217,576	$194,338

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net income	$7,493	$3,389
Depreciation, amortization and impairment charges	7,557	5,908
Foreign currency remeasurement and transaction losses	270	911
Undistributed earnings of nonconsolidated affiliates, net	400	163
Pension contributions and OPEB payments	(3,106)	(1,196)
Pension and OPEB (income) expense, net	(423)	246
Provision for deferred taxes	1,921	494
Change in other operating assets and liabilities	(1,583)	(446)
Net cash provided by operating activities	12,529	9,469
Cash flows from investing activities
Expenditures for property	(6,906)	(5,324)
Available-for-sale marketable securities, acquisitions	(8,613)	(6,868)
Trading marketable securities, acquisitions	(249)	(1,028)
Available-for-sale marketable securities, liquidations	8,090	7,485
Trading marketable securities, liquidations	846	1,441
Acquisition of companies/investments, net of cash acquired	(804)	(928)
Increase in restricted cash	(486)	(599)
Decrease in restricted cash	402	310
Purchases of finance receivables, net	(13,230)	(13,101)
Principal collections and recoveries on finance receivables	9,904	8,718
Purchases of leased vehicles, net	(15,051)	(11,036)
Proceeds from termination of leased vehicles	1,801	662
Other investing activities	172	89
Net cash used in investing activities	(24,124)	(20,179)
Cash flows from financing activities
Net increase in short-term debt	508	487
Proceeds from issuance of debt (original maturities greater than three months)	32,536	24,816
Payments on debt (original maturities greater than three months)	(17,437)	(12,323)
Payments to purchase common stock	(1,501)	(2,888)
Dividends paid	(1,782)	(1,678)
Other financing activities	(119)	(70)
Net cash provided by financing activities	12,205	8,344
Effect of exchange rate changes on cash and cash equivalents	84	(1,155)
Net increase (decrease) in cash and cash equivalents	694	(3,521)
Cash and cash equivalents at beginning of period	15,238	18,954
Cash and cash equivalents at end of period	$15,932	$15,433
Significant Non-cash Investing Activity
Non-cash property additions	$4,688	$4,192
Non-cash business acquisition (Note 2)	$290

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$16	$28,937	$14,577	$(8,073)	$567	$36,024
Net income	—	—	3,421	—	(32)	3,389
Other comprehensive income	—	—	—	39	10	49
Purchase of common stock	—	(1,441)	(1,447)	—	—	(2,888)
Exercise of common stock warrants	—	44	—	—	—	44
Stock based compensation	—	204	(21)	—	—	183
Cash dividends paid on common stock	—	—	(1,618)	—	—	(1,618)
Dividends declared or paid to noncontrolling interests	—	—	—	—	(72)	(72)
Other	—	—	—	—	24	24
Balance at September 30, 2015	$16	$27,744	$14,912	$(8,034)	$497	$35,135

Balance at January 1, 2016	$15	$27,607	$20,285	$(8,036)	$452	$40,323
Net income	—	—	7,592	—	(99)	7,493
Other comprehensive income (loss)	—	—	—	83	(31)	52
Issuance of common stock	—	290	—	—	—	290
Purchase of common stock	—	(820)	(681)	—	—	(1,501)
Exercise of common stock warrants	—	59	—	—	—	59
Stock based compensation	—	105	(16)	—	—	89
Cash dividends paid on common stock	—	—	(1,763)	—	—	(1,763)
Dividends declared or paid to noncontrolling interests	—	—	—	—	(25)	(25)
Other	—	—	—	—	(2)	(2)
Balance at September 30, 2016	$15	$27,241	$25,417	$(7,953)	$295	$45,015

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

Note 3. Marketable Securities
The following table summarizes the fair value, which approximates cost, of cash equivalents and marketable securities:

	Fair Value Level	September 30, 2016	December 31, 2015
Cash, cash equivalents and time deposits		$7,630	$7,730
Available-for-sale securities
U.S. government and agencies	2	$4,718	$5,329
Corporate and other debt securities	2	8,169	6,267
Money market funds	1	1,192	2,275
Sovereign debt	2	2,382	1,219
Total available-for-sale securities		16,461	15,090
Trading securities – sovereign debt	2	13	581
Total marketable securities (including securities classified as cash equivalents)		$16,474	$15,671
Restricted cash
Cash, cash equivalents and time deposits		$613	$833
Available-for-sale securities, primarily money market funds	1	1,612	1,340
Total restricted cash		$2,225	$2,173
Available-for-sale securities included above with contractual maturities
Due in one year or less		$12,083
Due between one and five years		3,205
Total available-for-sale securities with contractual maturities		$15,288

Marketable securities classified as cash equivalents totaled $8.3 billion and $7.5 billion at September 30, 2016 and December 31, 2015 and consisted of corporate debt, sovereign debt and money market funds. Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $1.6 billion and $1.1 billion in the three months ended September 30, 2016 and 2015 and $5.8 billion and $7.0 billion in the nine months ended September 30, 2016 and 2015. Net unrealized gains and losses on trading securities were insignificant in the three and nine months ended September 30, 2016 and 2015.

Note 4. GM Financial Receivables

	September 30, 2016			December 31, 2015
	Retail	Commercial	Total	Retail	Commercial	Total
GM Financial receivables	$32,246	$9,422	$41,668	$29,124	$8,209	$37,333
Less: allowance for loan losses	(822)	(52)	(874)	(735)	(47)	(782)
GM Financial receivables, net	$31,424	$9,370	$40,794	$28,389	$8,162	$36,551

Fair value of GM Financial receivables			$41,192			$36,707

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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Allowance for loan losses at beginning of period	$864	$760	$782	$695
Provision for loan losses	172	144	519	440
Charge-offs	(294)	(256)	(853)	(710)
Recoveries	134	124	417	357
Effect of foreign currency	(2)	(14)	9	(24)
Allowance for loan losses at end of period	$874	$758	$874	$758

The activity for the allowance for commercial loan losses was insignificant in the three and nine months ended September 30, 2016 and 2015.

Retail Finance Receivables GM Financial uses proprietary scoring systems in its underwriting process that measure the credit quality of retail finance receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO scores or its equivalent) and contract characteristics. In addition to GM Financial's proprietary scoring systems, GM Financial considers other individual consumer factors such as employment history, financial stability and capacity to pay. Subsequent to origination GM Financial reviews the credit quality of retail receivables based on customer payment activity. In North America, while we historically focused on consumers with lower than prime credit scores, we have expanded our prime lending programs. At September 30, 2016 and December 31, 2015, 51% and 60% of the retail finance receivables in North America were from consumers with sub-prime credit scores, which are defined as FICO scores or its equivalent of less than 620 at the time of loan origination. At the time of loan origination, substantially all of GM Financial's international consumers have the equivalent of prime credit scores.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At September 30, 2016 and December 31, 2015 the accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $816 million and $778 million. The following table summarizes the contractual amount of delinquent contracts, which was not significantly different than the recorded investment of the retail finance receivables:

	September 30, 2016		September 30, 2015
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,127	3.5%	$1,137	4.0%
Greater-than-60 days delinquent	503	1.5%	454	1.6%
Total finance receivables more than 30 days delinquent	1,630	5.0%	1,591	5.6%
In repossession	60	0.2%	53	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,690	5.2%	$1,644	5.8%

At September 30, 2016 and December 31, 2015 retail finance receivables classified as troubled debt restructurings and individually evaluated for impairment were $1.8 billion and $1.6 billion and the allowance for loan losses included $256 million and $220 million of specific allowances on these receivables.

Commercial Finance Receivables GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually, and if necessary, the dealer's risk rating is adjusted on the basis of the review. Dealers in Group VI are subject to additional restrictions on funding, up to suspension of lines of credit and liquidation of assets. At September 30, 2016 and December 31, 2015 the commercial finance receivables on non-accrual status were insignificant. The following table summarizes the credit risk profile by dealer risk rating of commercial finance receivables:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

		September 30, 2016	December 31, 2015
Group I	– Dealers with superior financial metrics	$1,505	$1,298
Group II	– Dealers with strong financial metrics	2,938	2,573
Group III	– Dealers with fair financial metrics	3,097	2,597
Group IV	– Dealers with weak financial metrics	1,134	1,058
Group V	– Dealers warranting special mention due to potential weaknesses	604	501
Group VI	– Dealers with loans classified as substandard, doubtful or impaired	144	182
		$9,422	$8,209

Note 5. Inventories

	September 30, 2016
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$3,648	$720	$1,100	$841	$6,309
Finished product, including service parts	4,497	2,470	1,322	829	9,118
Total inventories	$8,145	$3,190	$2,422	$1,670	$15,427

	December 31, 2015
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$2,705	$713	$1,113	$616	$5,147
Finished product, including service parts	4,884	2,166	954	613	8,617
Total inventories	$7,589	$2,879	$2,067	$1,229	$13,764

Note 6. Equity in Net Assets of Nonconsolidated Affiliates

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Automotive China JVs equity income	$459	$463	$1,448	$1,485
Other joint ventures equity income	38	39	269	94
Total Equity income	$497	$502	$1,717	$1,579

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2015.

Dividends received from our nonconsolidated affiliates were insignificant and $315 million in the three months ended September 30, 2016 and 2015 and $2.0 billion and $1.7 billion in the nine months ended September 30, 2016 and 2015. At September 30, 2016 and December 31, 2015 we had undistributed earnings of $1.8 billion and $2.2 billion related to our nonconsolidated affiliates.

Note 7. Variable Interest Entities
GM Financial uses special purpose entities (SPEs) that are considered variable interest entities (VIEs) to issue variable funding notes to third party bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing related assets transferred by GM Financial to the VIEs (Securitized Assets). GM Financial determined that it is the primary beneficiary of the SPEs because: (1) the servicing responsibilities for the Securitized Assets give GM Financial the power to direct the activities that most significantly impact the performance of the VIEs; and (2) the variable interests in the VIEs give GM Financial the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or its other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required and does not currently intend to provide additional financial support to these SPEs. While

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

these subsidiaries are included in GM Financial's condensed consolidated financial statements, they are separate legal entities and their assets are legally owned by them and are not available to GM Financial's creditors. The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	September 30, 2016	December 31, 2015
Restricted cash – current	$1,466	$1,345
Restricted cash – non-current	$537	$531
GM Financial receivables, net of fees – current	$12,878	$12,224
GM Financial receivables, net of fees – non-current	$11,411	$12,597
GM Financial equipment on operating leases, net	$18,243	$11,684
GM Financial short-term debt and current portion of long-term debt	$16,726	$13,545
GM Financial long-term debt	$17,491	$15,841

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

Note 8. Automotive and GM Financial Debt

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total automotive debt	$10,752	$12,148	$8,765	$9,088
Fair value utilizing Level 1 inputs		$9,985		$6,972
Fair value utilizing Level 2 inputs		$2,163		$2,116

The fair value of automotive debt measured utilizing Level 1 inputs was based on quoted prices in active markets for identical instruments that a market participant can access at the measurement date. The fair value of automotive debt measured utilizing Level 2 inputs was based on a discounted cash flow model using observable inputs. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread based on our senior unsecured notes that is intended to represent our nonperformance risk. We obtain the benchmark yield curves and yields on unsecured notes from independent sources that are widely used in the financial industry. At September 30, 2016 and December 31, 2015 the fair value of automotive debt exceeded its carrying amount due primarily to a decrease in bond yields compared to yields at the time of issuance.

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

The revolving credit facilities require us to maintain at least $4.0 billion in global liquidity and at least $2.0 billion in U.S. liquidity. If we fail to maintain an investment grade corporate rating from at least two of the following credit rating agencies: Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P), certain subsidiaries of ours will be required to provide guarantees under the terms of the revolving credit facilities. Interest rates on obligations under the revolving credit facilities are based on prevailing annual interest rates for Eurodollar loans or an alternative base rate, plus an applicable margin.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$35,237	$35,418	$30,689	$30,671
Unsecured debt	33,111	33,974	23,657	23,726
Total GM Financial debt	$68,348	$69,392	$54,346	$54,397

Fair value utilizing Level 2 inputs		$64,432		$48,716
Fair value utilizing Level 3 inputs		$4,960		$5,681

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

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged Securitized Assets. Refer to Note 7 for additional information on GM Financial's involvement with VIEs. In the nine months ended September 30, 2016 GM Financial issued securitization notes payable of $11.8 billion and entered into new or renewed credit facilities with a total net additional borrowing capacity of $3.1 billion, which had substantially the same terms as existing debt.

Unsecured debt consists of senior notes, credit facilities, retail customer deposits and other unsecured debt. In March 2016 GM Financial issued $2.75 billion in aggregate principal amount of senior notes comprising $1.5 billion of 4.20% notes due in March 2021 and $1.25 billion of 5.25% notes due in March 2026. In May 2016 GM Financial issued $3.0 billion in aggregate principal amount of senior notes comprising $1.4 billion of 2.40% notes due in May 2019, $1.2 billion of 3.70% notes due in May 2023 and $400 million of floating rate notes due in May 2019. Also in May 2016 GM Financial issued Euro 500 million of 1.168% term notes due in May 2020. In July 2016 GM Financial issued $2.0 billion of 3.20% senior notes due in July 2021. In September 2016 GM Financial issued Euro 750 million of 0.955% term notes due in September 2023. In October 2016 GM Financial issued $1.75 billion in aggregate principal amount of senior notes comprising $750 million of 2.35% notes due in October 2019, $750 million of 4.00% notes due in October 2026 and $250 million of floating rate notes due in October 2019. Each of these notes contain terms and covenants including limitations on GM Financial's ability to incur certain liens.

GM Financial accepts deposits from retail banking customers in Germany. At September 30, 2016 and December 31, 2015 the outstanding balance of these deposits was $1.9 billion and $1.3 billion, of which 41% and 44% were overnight deposits.

Note 9. Product Warranty and Related Liabilities

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Warranty balance at beginning of period	$9,366	$9,296	$9,279	$9,646
Warranties issued and assumed in period – recall campaigns and courtesy transportation	324	299	698	685
Warranties issued and assumed in period – policy and product warranty	671	576	1,883	1,742
Payments	(947)	(939)	(2,782)	(3,045)
Adjustments to pre-existing warranties	95	132	384	461
Effect of foreign currency and other	6	(111)	53	(236)
Warranty balance at end of period	$9,515	$9,253	$9,515	$9,253

Note 10. Pensions and Other Postretirement Benefits

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$96	$109	$4	$101	$116	$6
Interest cost	553	140	50	689	184	59
Expected return on plan assets	(945)	(179)	—	(974)	(193)	—
Amortization of prior service cost (credit)	(1)	3	(3)	(1)	3	(4)
Amortization of net actuarial (gains) losses	(6)	48	5	2	59	10
Net periodic pension and OPEB (income) expense	$(303)	$121	$56	$(183)	$169	$71

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$287	$283	$13	$304	$311	$18
Interest cost	1,659	424	150	2,066	575	178
Expected return on plan assets	(2,834)	(540)	—	(2,922)	(598)	—
Amortization of prior service cost (credit)	(3)	9	(10)	(3)	11	(10)
Amortization of net actuarial (gains) losses	(19)	143	15	6	175	27
Curtailments, settlements and other	—	—	—	—	108	—
Net periodic pension and OPEB (income) expense	$(910)	$319	$168	$(549)	$582	$213

Effective January 2016 the discount rate used to determine the service cost and interest cost for our pension and other postretirement benefits (OPEB) plans was based on individual annual yield curve rates. This refinement is considered a change in estimate and has been applied prospectively. The use of the individual annual yield curve rates has reduced the service cost and interest cost by $192 million and $577 million in the three and nine months ended September 30, 2016, which will be offset in the actuarial gains and losses upon the next remeasurement of the plans' obligations.

We made discretionary contributions to our U.S. hourly pension plan of $2.0 billion in the nine months ended September 30, 2016. These discretionary contributions were funded with the net proceeds from the issuance of the automotive senior unsecured notes described in Note 8.

The curtailment charges recorded in the nine months ended September 30, 2015 were due primarily to the General Motors of Canada Company (GM Canada) hourly pension plan that was remeasured as a result of a voluntary separation program.

Note 11. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation, that arise in connection with our business as a global company. We identify below the material individual proceedings and investigations in connection with which we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At September 30, 2016 and December 31, 2015 accruals were $1.3 billion and $1.2 billion and were recorded in Accrued liabilities and Other liabilities. In many proceedings, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss. Accordingly an adverse outcome from such proceedings could exceed the amounts accrued by an amount that could be material to our financial position, results of operations or cash flows in any particular reporting period.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Through October 19, 2016 we were aware of 100 putative class actions pending against GM in various federal and state trial courts in the U.S. and 17 putative class actions pending in various Provincial Courts in Canada alleging that consumers who purchased or leased vehicles manufactured by GM or General Motors Corporation had been economically harmed by one or more of the recalls announced in 2014 and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). In general, these economic-loss cases seek recovery for purported compensatory damages, such as alleged benefit-of-the-bargain damage or damages related to alleged diminution in value of the vehicles, as well as punitive damages, injunctive relief and other relief. There are also two civil actions brought by state governmental entities relating to the 2014 recalls that seek injunctive relief as well as civil penalties and attorneys' fees for alleged violations of state laws.

Through October 19, 2016 we were aware of 286 actions pending in various federal and state trial courts in the U.S. and 18 actions pending in various Provincial Courts in Canada alleging injury or death as a result of defects that may be the subject of recalls announced in 2014 (personal injury cases). In general, these personal injury cases seek recovery for purported compensatory damages, punitive damages and other relief.

Since June 2014 the United States Judicial Panel on Multidistrict Litigation (JPML) has issued orders from time to time directing that certain pending economic-loss and personal injury federal lawsuits involving faulty or allegedly faulty ignition switches or other defects that may be related to the recalls announced in 2014 be transferred to, and consolidated in, a single federal court, the Southern District of New York (the multidistrict litigation). Through October 19, 2016 the JPML has transferred 306 pending cases to, and consolidated them with, the multidistrict litigation. At the court's suggestion, the parties to the multidistrict litigation engage from time to time in discussions of possible mechanisms to resolve pending litigation. Since September 17, 2015 we have reached various agreements with certain personal injury claimants regarding possible settlement of their claims.

In order to facilitate the resolution of the multidistrict litigation, the Southern District of New York (the district court) scheduled six cases involving personal injury for bellwether trials in 2016 (i.e., trials designed to be representative of the group of personal injury cases in the multidistrict litigation). Through October 19, 2016 two of the cases set for bellwether trials were dismissed with prejudice by the plaintiffs. In a third bellwether trial, a jury returned a verdict finding that GM was not liable to the plaintiffs. In the remaining three federal cases set for bellwether trials in 2016, GM and the plaintiffs entered into confidential settlement agreements to resolve those cases prior to trial. The district court has scheduled additional personal injury bellwether trials for 2017 and 2018. In addition to the federal bellwether trials, a Texas state court administering a Texas state court multidistrict litigation scheduled two bellwether trials in August and September 2016. In the first case, tried in August 2016, a jury returned a verdict finding that GM was not liable to the plaintiffs. In the second case, the Texas state court granted summary judgment to GM and dismissed plaintiff's case before the trial commenced. Each bellwether trial will be tried on its facts and the result of any subsequent bellwether trial may be different from the earlier bellwether trials.

On July 15, 2016 the district court overseeing the federal multidistrict litigation issued a ruling on GM's motion to dismiss plaintiffs' complaint seeking damages for alleged economic losses relating to the ignition switch and other recalls by GM in 2014. The district court granted GM's motion in part and denied it in part. The district court dismissed plaintiffs' claims brought under the Racketeer Influenced and Corrupt Organization Act, and those brought by any plaintiff whose vehicle was not allegedly defective when sold. The district court also rejected plaintiffs' broadest theory of damages – that plaintiffs could seek recovery for alleged reduction in the value of their vehicles due to damage to GM's reputation and brand as a result of the ignition switch matter. The district court also held that plaintiffs did not have a common basis for their claims across all defects and models to proceed as a single class, and that the remaining claims may have to proceed individually or in subclasses of vehicles affected by a common defect. Further, the district court held that the named plaintiffs may assert claims only on behalf of owners of the same vehicle models that they themselves purchased (or leased) or models with sufficiently similar defects, and that it will not specify the specific permissible class claims until the class-certification stage. Finally, the district court granted GM's motion to dismiss with respect to certain state law claims but denied it as to other state law claims. The court held that the viability of state law claims will depend on each state's specific laws and plaintiffs' specific factual allegations. While the ruling is limited to post-bankruptcy claims, we believe the district court's legal holdings rejecting plaintiffs' broadest damages theory and dismissing certain other claims should apply to similarly limit plaintiffs' pre-bankruptcy claims. On September 15, 2016, plaintiffs filed a Fourth Amended Consolidated Complaint, amending their economic loss claims.

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

On July 13, 2016 a three judge panel of the United States Court of Appeals for the Second Circuit (Second Circuit) issued a decision and judgment affirming in part, reversing in part, and vacating portions of the Bankruptcy Court's April 15, 2015 decision and subsequent judgment. Among other things, the Second Circuit held that the 2009 Sale Order could not be enforced to bar claims against GM asserted by either plaintiffs who purchased used vehicles after the sale closing or against purchasers who asserted claims relating to the ignition switch defect, including pre-closing personal injury claims and economic loss claims. The Second Circuit also vacated that portion of the Bankruptcy Court judgment enforcing the 2009 Sale Order against plaintiffs with pre-sale claims based on defects other than the ignition switch and remanded that issue to the Bankruptcy Court for further proceedings. The Second Circuit denied our request for an en banc review of the panel's decision and judgment and we now intend to appeal the Second Circuit's decision to the United States Supreme Court. In 2014, GM voluntarily established the Ignition Switch Recall Compensation Program, administered by an independent administrator, which provided compensation for individuals who suffered personal injuries resulting from the ignition switch defect, both before and after bankruptcy. As a result, certain pre-closing personal injury claims relating to the ignition switch defect were resolved through this program. Refer to the Ignition Switch Recall Compensation Program section below for a discussion of the payments made under this program through September 30, 2016.

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

On February 11, 2016 the Delaware Supreme Court affirmed the dismissal of four consolidated shareholder derivative actions that had been pending in the Delaware Chancery Court. In light of the Delaware Supreme Court’s decision, proceedings have resumed in the two consolidated shareholder derivative actions in the Eastern District that had been stayed pending disposition of the Delaware cases and the Eastern District is now considering our motion to dismiss in those actions. In early 2016 an additional shareholder derivative action was filed in the Eastern District against certain current and former GM directors and officers making similar allegations to the two other shareholder derivative actions that are pending in the Eastern District. This most recent derivative action has been transferred to the same judge handling those two other shareholder derivative actions. Two derivative actions filed in the Circuit Court of Wayne County, Michigan, have been consolidated and remain stayed pending disposition of the federal derivative actions.

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

The total amount accrued at September 30, 2016 for the remaining investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls represents a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We believe it is probable that we will incur additional liabilities beyond what has already been accrued with regard to at least a portion of the remaining matters, whether through settlement or judgment; however, we are currently unable to estimate an overall amount or range of loss because these matters involve significant uncertainties. The uncertainties include the legal theory or the nature of the investigations, claims and/or lawsuits, the complexity of the facts, the lack of documentation available to us with respect to particular cases or groups of cases, the results of any investigation or litigation and the timing of resolution of the investigation or litigations, including any appeals, and further proceedings following the Second Circuit's July 13 decision and the district court's July 15 decision. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Canada Dealers' Claim On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against GM Canada on behalf of a purported class of over 200 former GM Canada dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GM Canada. In May 2009 in the context of the global restructuring of GM's business and the possibility that GM Canada might be required to initiate insolvency proceedings, GM Canada offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GM Canada dealer network and to facilitate winding down their operations in an orderly fashion. The Plaintiff Dealers allege that their Dealer Sales and Service Agreements were wrongly terminated by GM Canada and that GM Canada failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” 750 million Canadian Dollars, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues. A number of former dealers opted out of participation in the litigation, leaving 181 dealers in the certified class. On July 8, 2015 the Ontario Superior Court dismissed the Plaintiff Dealers’ claim against GM Canada. The court also dismissed GM Canada’s counterclaim against the Plaintiff Dealers for repayment of the wind-down payments made to them by GM Canada as well as for other relief. All parties have filed notices of appeal. The appeals and cross appeals are scheduled to be heard by the Ontario Court of Appeal in January 2017.

GM Korea Wage Litigation Commencing on or about September 29, 2010 current and former hourly employees of GM Korea Company (GM Korea) filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Seoul High Court (an intermediate level appellate court) affirmed a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court). On May 29, 2014 the Supreme Court remanded the case to the Seoul High Court for consideration consistent with earlier Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. On reconsideration, the Seoul High Court held in GM Korea’s favor on October 30, 2015, after which the plaintiffs appealed to the Supreme Court. In July 2014 GM Korea and its labor union also agreed to include bonuses and certain allowances in Ordinary Wages retroactive to March 1, 2014. Therefore our accrual related to these cases was reclassified from a contingent liability to the Pensions liability. We estimate our reasonably possible loss in excess of amounts accrued to be 604 billion South Korean Won (equivalent to $551 million) at September 30, 2016, which relates to periods before March 1, 2014. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. On November 26 and 27, 2015 the Supreme Court remanded two salary cases to the Seoul High Court for a review of the merits. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available. These cases are currently pending before various courts in Korea.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security which may range from $300 million to $700 million at September 30, 2016. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2016. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $1.0 billion at September 30, 2016.

Takata Matters On May 4, 2016 the National Highway Transportation Safety Administration (NHTSA) issued an amended consent order requiring Takata Corporation (Takata) to file defect information reports (DIRs) for previously unrecalled front airbag inflators that contain an ammonium nitrate-based propellant without a moisture absorbing desiccant on a multi-year, risk-based schedule through 2019 impacting tens of millions of vehicles produced by numerous automotive manufacturers. NHTSA concluded that the likely root cause of the rupturing of the airbag inflators is a function of time, temperature cycling and environmental moisture. On May 16, 2016 Takata issued its first DIR in connection with the amended consent order. Its next DIR is due to be filed on December 31, 2016.

Although we do not believe there is a safety defect at this time in any GM vehicles within the scope of the Takata DIR, in cooperation with NHTSA we filed a Preliminary DIR on May 27, 2016, updated as of June 13, 2016, covering 2.5 million of certain of our GMT900 vehicles, which are full-size pick-up trucks and sport utility vehicles (SUVs). As a result of discussions with NHTSA and as described in the Preliminary DIR, GM believes it will have an opportunity to prove to NHTSA that the inflators in these vehicles do not and will not pose an unreasonable risk to safety. We believe these vehicles are currently performing as designed and ongoing testing continues to support the belief that the vehicles' unique design and integration mitigates against inflator degradation. We presently believe that the results of further testing and analysis will continue to demonstrate that the vehicles do not present an unreasonable risk to safety and that no repair will ultimately be required.

Based, in part, on the results of our testing, analysis and data to date, on September 2, 2016, we filed a petition with NHTSA to delay inclusion of GMT900 vehicles in the Takata DIR equipment schedule from December 31, 2016 until December 31, 2017. We believe that this timeline will permit us to complete our testing of the relevant non-desiccated Takata inflators in GMT900 vehicles.

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

On July 28, 2016, a putative class action was filed in the United States District Court for the District of New Jersey claiming that numerous 2003 - 2011 model year GM vehicles are defective because they are equipped with Takata airbags and alleging, among other things, fraud and breach of warranty. The complaint seeks nationwide class certification or, alternatively, certification of various state classes, damages, costs and fees. At this early stage of the proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

Product Liability With respect to product liability claims (other than claims relating to the ignition switch recalls discussed previously) involving our and General Motors Corporation products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. In addition we indemnify dealers for certain product liability related claims including products sold by General Motors Corporation's dealers. At September 30, 2016 and December 31, 2015 liabilities of $683 million and $712 million were recorded in Accrued liabilities and Other liabilities for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. In light of vehicle recalls in recent years it is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

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

	Nine Months Ended
	September 30, 2016	September 30, 2015
Balance at beginning of period	$66	$315
Provisions	—	225
Payments	(53)	(350)
Balance at end of period	$13	$190

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. We also provide vehicle repurchase guarantees and payment guarantees on commercial loans outstanding with third parties such as dealers. These guarantees terminate in years ranging from 2016 to 2030, upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered and our recorded accruals are insignificant. The maximum liability, calculated as future undiscounted payments, was $4.4 billion and $2.6 billion for these guarantees at September 30, 2016 and December 31, 2015, the majority of which relate to the indemnification agreements.

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

In the three months ended September 30, 2016 income tax expense of $776 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $1.2 billion, partially offset by tax benefits related to foreign currency losses and other items. In the three months ended September 30, 2015 income tax expense of $165 million resulted from tax expense attributable to entities included in our effective tax rate calculation of $608 million, partially offset by net favorable discrete adjustments related to tax settlements, a valuation allowance reversal and other items.

In the nine months ended September 30, 2016 income tax expense of $2.2 billion primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $3.2 billion, partially offset by tax benefits related to foreign currency losses and other items, tax audit settlements and deductions taken for stock investments in non-U.S. affiliates. In the nine months ended September 30, 2015 income tax expense of $1.3 billion resulted from tax expense attributable to entities included in our effective tax rate calculation of $1.9 billion, partially offset by net favorable discrete adjustments related to tax settlements, a valuation allowance reversal and other items.

The $900 million charge recorded in the three months ended September 30, 2015 for the financial penalty under the DPA was not deductible for income tax purposes. Refer to Note 11 for additional information on the DPA.

At September 30, 2016 we had $34.4 billion of net deferred tax assets consisting of: (1) net operating losses and income tax credits; (2) capitalized research expenditures; and (3) other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances. The net operating losses and income tax credits include U.S. operating loss and tax credit carryforward deferred tax assets of $8.3 billion of which $8.0 billion expire by 2036 if not utilized and $300 million can be carried forward indefinitely; and Non-U.S operating loss and tax credit carryforward deferred tax assets of $5.9 billion of which $1.4 billion expire by 2036 if not utilized and $4.5 billion can be carried forward indefinitely.

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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance at beginning of period	$446	$1,050	$581	$1,378
Additions, interest accretion and other	35	127	387	474
Payments	(56)	(168)	(560)	(779)
Revisions to estimates and effect of foreign currency	(29)	(61)	(12)	(125)
Balance at end of period(a)	$396	$948	$396	$948
________

(a)	Included temporary layoff benefits of $351 million at September 30, 2015 in GMNA.

In the three and nine months ended September 30, 2016 restructuring and other initiatives related primarily to: (1) charges of $240 million in the nine months ended September 30, 2016 in GMNA related to the cash severance incentive program to qualified U.S. hourly employees under our 2015 labor agreement with the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW); and (2) separation and other programs in Australia, Korea and India and the withdrawal of the Chevrolet brand from Europe. Restructuring costs incurred were insignificant and $94 million for the three and nine months

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

ended September 30, 2016. Collectively these programs had a total cost since inception of $789 million and affected a total of approximately 4,550 employees in GMIO through September 30, 2016. We expect to complete these programs in GMIO in 2017 and incur additional related restructuring and other charges of approximately $70 million.

In the three and nine months ended September 30, 2015 restructuring and other initiatives related primarily to: (1) our exit of Russia for which we recorded total pre-tax charges of $450 million in GME and GMIO in the nine months ended September 30, 2015, of which $112 million is reflected in the table above; and (2) separation and other programs in Australia, Korea, Thailand and Indonesia and the withdrawal of the Chevrolet brand from Europe. Restructuring costs incurred were insignificant and $149 million for the three and nine months ended September 30, 2015. Collectively, these programs had a total cost since inception of $663 million in GMIO through September 30, 2015.

Note 14. Stockholders' Equity
We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. At September 30, 2016 and December 31, 2015 we had 1.5 billion shares of common stock issued and outstanding. In the nine months ended September 30, 2016 and 2015 we purchased 48 million and 85 million shares of our outstanding common stock for $1.5 billion and $2.9 billion as part of the common stock repurchase program announced in March 2015, which our Board of Directors increased and extended in January 2016. Our total dividends paid on common stock were $585 million and $563 million in the three months ended September 30, 2016 and 2015 and $1.8 billion and $1.6 billion in the nine months ended September 30, 2016 and 2015, respectively.

In July 2009 we issued two tranches of warrants, each to acquire 136 million shares of our common stock, to Motors Liquidation Company (MLC) which have all been distributed to creditors of General Motors Corporation (Old GM) and to the Motors Liquidation Company General Unsecured Creditors (GUC) Trust by MLC. The first tranche of MLC warrants had an exercise price of $10.00 per share and all unexercised warrants expired July 10, 2016. The second tranche of MLC warrants is exercisable at any time prior to July 10, 2019 at an exercise price of $18.33 per share. At September 30, 2016 and 2015, the number of warrants outstanding was 45 million and 121 million.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Foreign Currency Translation Adjustments
Balance at beginning of period	$(1,959)	$(1,023)	$(2,034)	$(1,064)
Other comprehensive loss before reclassification adjustment, net of tax(a)	(82)	(637)	(14)	(764)
Reclassification adjustment, net of tax(a)(b)	(2)	(8)	(11)	168
Other comprehensive loss, net of tax(a)	(84)	(645)	(25)	(596)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax(a)	14	(2)	30	(10)
Balance at end of period	$(2,029)	$(1,670)	$(2,029)	$(1,670)
Defined Benefit Plans
Balance at beginning of period	$(5,950)	$(6,517)	$(5,999)	$(7,006)
Other comprehensive income (loss) before reclassification adjustment, net of tax(a)	(3)	85	(18)	426
Reclassification adjustment, net of tax(a)(c)	33	69	97	217
Other comprehensive income, net of tax(a)	30	154	79	643
Balance at end of period	$(5,920)	$(6,363)	$(5,920)	$(6,363)
_______

(a)	The income tax effect was insignificant in the three and nine months ended September 30, 2016 and 2015.

(b)	Related to the Russia exit in the nine months ended September 30, 2015. Included in Automotive cost of sales.

(c)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 10 for additional information.

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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income attributable to common stockholders – basic	$2,773	$1,359	$7,592	$3,421
Less: earnings adjustment for dilutive stock compensation rights	—	(2)	(1)	(3)
Net income attributable to common stockholders – diluted	$2,773	$1,357	$7,591	$3,418

Weighted-average common shares outstanding – basic	1,550	1,577	1,548	1,597
Dilutive effect of warrants and awards under stock incentive plans	24	41	30	58
Weighted-average common shares outstanding – diluted	1,574	1,618	1,578	1,655

Diluted earnings per common share	$1.76	$0.84	$4.81	$2.07

In the three and nine months ended September 30, 2016 stock options to purchase 26 million shares were not included in the computation of diluted earnings per share because the stock options would have had an antidilutive effect. In the three and nine months ended September 30, 2015 warrants to purchase 46 million shares were not included in the computation of diluted earnings per share because the warrants would have had an antidilutive effect. The warrants expired December 31, 2015.

Note 16. Segment Reporting

We analyze the results of our business through the following segments: GMNA, GME, GMIO, GMSA and GM Financial. The chief operating decision maker evaluates the operating results and performance of our automotive segments through earnings before interest and income taxes-adjusted, which is presented net of noncontrolling interests. The chief operating decision maker evaluates GM Financial through earnings before income taxes-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategies. Our automotive manufacturing operations are integrated within the segments, benefit from broad-based trade agreements and are subject to regulatory requirements. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles attract customers to dealer showrooms and help maintain sales volumes for other, more profitable vehicles and contribute towards meeting required fuel efficiency standards. As a result of these and other factors, we do not manage our business on an individual brand or vehicle basis.

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

Our automotive operations' interest income and interest expense are recorded centrally in Corporate. Corporate assets consist primarily of cash and cash equivalents, marketable securities and intercompany balances. All intersegment balances and transactions have been eliminated in consolidation. The following tables summarize key financial information by segment:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended September 30, 2016
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$31,078	$4,225	$2,963	$2,029	$39		$40,334	$2,499	$(8)	$42,825
Earnings (loss) before automotive interest and taxes-adjusted	$3,486	$(142)	$271	$(121)	$(175)		$3,319	$229	$(5)	$3,543
Adjustments(a)	$—	$—	$—	$—	$110		$110	$—	$—	110
Automotive interest income										44
Automotive interest expense										(148)
Net (loss) attributable to noncontrolling interests										(61)
Income before income taxes										3,488
Income tax expense										(776)
Net loss attributable to noncontrolling interests										61
Net income attributable to common stockholders										$2,773

Total assets(b)	$102,917	$13,904	$20,441	$7,656	$25,008	$(32,543)	$137,383	$82,200	$(2,007)	$217,576
Depreciation and amortization	$1,086	$116	$114	$75	$4	$(1)	$1,394	$1,257	$—	$2,651
Impairment charges	$2	$30	$3	$—	$—	$—	$35	$—	$—	$35
__________

(a)	Consists of a net benefit of $110 million for legal related matters related to the ignition switch recall.

(b)	For GMNA includes investment of $500 million in Lyft, Inc. (Lyft), a privately held company, which was accounted for as a cost method investment.

	At and For the Three Months Ended September 30, 2015
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$27,794	$4,556	$3,016	$1,738	$36		$37,140	$1,707	$(4)	$38,843
Earnings (loss) before automotive interest and taxes-adjusted	$3,293	$(231)	$269	$(217)	$(247)		$2,867	$231	$(2)	$3,096
Adjustments(a)	$7	$—	$(7)	$—	$(1,500)		$(1,500)	$—	$—	(1,500)
Automotive interest income										40
Automotive interest expense										(112)
Net (loss) attributable to noncontrolling interests										(18)
Income before income taxes										1,506
Income tax expense										(165)
Net loss attributable to noncontrolling interests										18
Net income attributable to common stockholders										$1,359

Total assets	$94,667	$10,477	$21,298	$7,704	$21,653	$(24,764)	$131,035	$59,537	$(1,952)	$188,620
Depreciation and amortization	$928	$124	$110	$56	$4	$(1)	$1,221	$657	$—	$1,878
Impairment charges	$81	$15	$7	$—	$—	$—	$103	$—	$—	$103
__________

(a)	Consists primarily of charges for various settlements and legal related matters of approximately $1.5 billion related to the ignition switch recall in Corporate.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Nine Months Ended September 30, 2016
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$87,736	$14,292	$8,467	$5,010	$113		$115,618	$6,866	$(22)	$122,462
Earnings (loss) before automotive interest and taxes-adjusted	$9,429	$(11)	$819	$(309)	$(489)		$9,439	$720	$(14)	$10,145
Adjustments(a)	$—	$—	$—	$—	$(65)		$(65)	$—	$—	(65)
Automotive interest income										140
Automotive interest expense										(422)
Net (loss) attributable to noncontrolling interests										(99)
Income before income taxes										9,699
Income tax expense										(2,206)
Net loss attributable to noncontrolling interests										99
Net income attributable to common stockholders										$7,592

Depreciation and amortization	$3,179	$334	$327	$202	$12	$(3)	$4,051	$3,313	$—	$7,364
Impairment charges	$43	$84	$66	$—	$—	$—	$193	$—	$—	$193
__________

(a)	Consists of a net charge of $65 million for legal related matters related to the ignition switch recall.

	For the Nine Months Ended September 30, 2015
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$78,951	$13,992	$9,181	$5,939	$111		$108,174	$4,576	$(15)	$112,735
Earnings (loss) before automotive interest and taxes-adjusted	$8,255	$(515)	$989	$(575)	$(768)		$7,386	$670	$(7)	$8,049
Adjustments(a)	$36	$(354)	$(394)	$(720)	$(1,725)		$(3,157)	$—	$—	(3,157)
Automotive interest income										130
Automotive interest expense										(330)
Net (loss) attributable to noncontrolling interests										(32)
Income before income taxes										4,660
Income tax expense										(1,271)
Net loss attributable to noncontrolling interests										32
Net income attributable to common stockholders										$3,421

Depreciation and amortization	$2,793	$284	$331	$205	$12	$(3)	$3,622	$1,496	$—	$5,118
Impairment charges	$350	$94	$312	$34	$—	$—	$790	$—	$—	$790
__________

(a)
Consists primarily of costs related to the Russia exit of $354 million in GME and $96 million in GMIO, which is net of noncontrolling interests; asset impairment charges of $297 million related to our Thailand subsidiaries in GMIO; Venezuela currency devaluation and asset impairment charges of $720 million in GMSA; charges related to the ignition switch recall compensation program of $225 million and various settlements and legal related matters of approximately $1.5 billion in Corporate; and other of $35 million.

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

Non-GAAP Measures Our non-GAAP measures include earnings before interest and taxes (EBIT)-adjusted, presented net of noncontrolling interests, earnings per share (EPS)-diluted-adjusted, return on invested capital-adjusted (ROIC-adjusted) and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

These non-GAAP measures allow management and investors to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions to understand operating performance without regard to items we do not consider a component of our core operating performance. Furthermore, these non-GAAP measures allow investors the opportunity to measure and monitor our performance against our externally communicated targets and evaluate the investment decisions being made by management to improve ROIC-adjusted. Management uses these measures in its financial, investment and operational decision-making processes, for internal reporting and as part of its forecasting and budgeting processes. Further, our Board of Directors uses these and other measures as key metrics to determine management performance under our performance-based compensation plans. For these reasons we believe these non-GAAP measures are useful for our investors.

EBIT-adjusted is used by management and can be used by investors to review our consolidated operating results because it excludes automotive interest income, automotive interest expense and income taxes as well as certain additional adjustments that are not considered part of our core operations. Examples of adjustments to EBIT include but are not limited to impairment charges related to goodwill, impairment charges on long-lived assets and other exit costs resulting from strategic shifts in our operations or discrete market and business conditions; costs arising from the ignition switch recall and related legal matters; and certain currency devaluations associated with hyperinflationary economies. For EBIT-adjusted and our other non-GAAP measures, once we have made an adjustment in the current period for an item, we will also adjust the related non-GAAP measure in any future periods in which there is an impact from the item. Refer to Note 16 to our condensed consolidated financial statements for our reconciliation of this non-GAAP measure to the most directly comparable financial measure under U.S. GAAP, Net income attributable to common stockholders.

EPS-diluted-adjusted is used by management and can be used by investors to review our consolidated diluted earnings per share results on a consistent basis. EPS-diluted-adjusted is calculated as net income attributable to common stockholders-diluted less certain adjustments noted above for EBIT-adjusted and gains or losses on the extinguishment of debt obligations on an after-tax basis as well as certain income tax adjustments divided by weighted-average common shares outstanding-diluted. Examples of income tax adjustments include the establishment or reversal of significant deferred tax asset valuation allowances.

ROIC-adjusted is used by management and can be used by investors to review our investment and capital allocation decisions. We define ROIC-adjusted as EBIT-adjusted for the trailing four quarters divided by average net assets, which is considered to be the average equity balances adjusted for average automotive debt and interest liabilities, exclusive of capital leases; average automotive net pension and OPEB liabilities; and average automotive net income tax assets during the same period.

Adjusted automotive free cash flow is used by management and can be used by investors to review the liquidity of our automotive operations and to measure and monitor our performance against our capital allocation framework and evaluate our automotive liquidity against the substantial cash requirements of our automotive operations. We measure adjusted automotive free cash flow as automotive cash flow from operations less capital expenditures adjusted for management actions, primarily related to strengthening our balance sheet, such as prepayments of debt and discretionary contributions to employee benefit plans. Refer to the “Liquidity and Capital Resources” section of this MD&A for our reconciliation of Net cash provided by (used in) operating activities under U.S. GAAP to this non-GAAP measure.

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$2,773	$1.76	$1,357	$0.84	$7,591	$4.81	$3,418	$2.07
Adjustments
Ignition switch recall and related legal matters	(110)	(0.07)	1,500	0.93	65	0.04	1,725	1.04
Thailand asset impairment	—	—	—	—	—	—	297	0.18
Venezuela currency devaluation and asset impairment	—	—	—	—	—	—	720	0.43
Russia exit costs	—	—	—	—	—	—	450	0.27
Other	—	—	—	—	—	—	(35)	(0.02)
Total adjustments	(110)	(0.07)	1,500	0.93	65	0.04	3,157	1.90
Tax effect on adjustments(a)	41	0.03	(226)	(0.14)	(25)	(0.01)	(354)	(0.21)
Tax adjustments(b)	—	—	(212)	(0.13)	—	—	(212)	(0.13)
EPS-diluted-adjusted	$2,704	$1.72	$2,419	$1.50	$7,631	$4.84	$6,009	$3.63
________

(a)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction in which the adjustment relates.

(b)
These adjustments were excluded as the tax benefits resulted from our decisions to restructure our Holden operations and withdraw our Chevrolet brand from Europe, which were each considered adjustments to EBIT in prior periods.

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	September 30, 2016	September 30, 2015
EBIT-adjusted	$12.9	$10.5
Average equity	$42.7	$35.9
Add: Average automotive debt and interest liabilities (excluding capital leases)	9.5	8.3
Add: Average automotive net pension & OPEB liability	25.2	29.2
Less: Average automotive net income tax asset	(35.2)	(33.1)
ROIC-adjusted average net assets	$42.2	$40.3

ROIC-adjusted	30.6%	26.0%

The following table reconciles Net income attributable to common stockholders under U.S. GAAP to EBIT-adjusted used in the calculation of ROIC-adjusted:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,
	2016	2015	2016	2015	2016	2015	2015	2014
Net income attributable to common stockholders	$2,773	$1,359	$2,866	$1,117	$1,953	$945	$6,266	$1,987
Income tax expense (benefit)	776	165	871	577	559	529	(3,168)	279
Gain on extinguishment of debt	—	—	—	—	—	—	(449)	(200)
Automotive interest expense	148	112	147	108	127	110	113	104
Automotive interest income	(44)	(40)	(52)	(41)	(44)	(49)	(39)	(56)
Adjustments
Ignition switch recall and related legal matters(a)	(110)	1,500	115	75	60	150	60	—
Thailand asset impairments(b)	—	—	—	297	—	—	—	158
Venezuela currency devaluation and asset impairment(c)	—	—	—	720	—	—	—	—
Goodwill impairments	—	—	—	—	—	—	—	120
Russia exit costs(d)	—	—	—	17	—	428	(7)	—
Other	—	—	—	1	—	(31)	(11)	22
Total adjustments	(110)	1,500	115	1,110	60	547	42	300
EBIT-adjusted	$3,543	$3,096	$3,947	$2,871	$2,655	$2,082	$2,765	$2,414
________

(a)
These adjustments were excluded because of the unique events associated with the ignition switch recall. These events included the creation of the ignition switch recall compensation program, as well as various investigations, inquiries, and complaints from various constituents.

(b)	These adjustments were excluded because of the significant restructuring of our Thailand operations and the strategic actions taken to focus on the production of pick-up trucks and SUVs.

(c)
This adjustment was excluded because of the devaluation of the Venezuela Bolivar Fuerte (BsF), our inability to transact at the Complementary System of Foreign Currency Administration (SICAD) rate to obtain U.S. Dollars and the market restrictions imposed by the Venezuelan government.

(d)
These adjustments were excluded because of our decision to exit the Russia market as a result of a strategic shift in our operations. The costs primarily consisted of sales incentives, dealer restructuring and other contract cancellation costs, and asset impairments.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

For the year ending December 31, 2016 we expect to continue to generate strong consolidated financial results including improved EBIT-adjusted and EBIT-adjusted margins and EPS-diluted-adjusted of between $5.50 and $6.00. Based on our anticipated strong business results for the second half of the year, we expect full-year EPS-diluted-adjusted to be at the high end of the range. The following table reconciles expected diluted earnings per common share under U.S. GAAP to expected EPS-diluted-adjusted:

Year Ending December 31, 2016
Diluted earnings per common share	$ 5.47-5.97
Adjustments(a)	0.04
Tax effect on adjustments(b)	(0.01)
EPS-diluted-adjusted	$ 5.50-6.00
________

(a)	Includes the adjustments disclosed in Note 16 to our condensed consolidated financial statements and does not consider the potential future impact of adjustments.

(b)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction in which the adjustment relates.

Our overall financial targets include expected improvement of consolidated EBIT-adjusted margins to 9% to 10% by early next decade; expected total annual operational and functional cost savings of $5.5 billion by 2018 compared to 2014 costs, which will more than offset our incremental investments in brand building, engineering and technology as we launch new products in 2016 and beyond; expected average annual adjusted automotive free cash flow of approximately $6 billion to $7 billion from 2016 to 2018; expected continued consolidated ROIC-adjusted of 20% plus; and execution of our capital allocation strategy as described below.

The following table reconciles expected automotive net cash provided by operating activities under U.S. GAAP to expected adjusted automotive free cash flow (dollars in billions):

Year Ending December 31, 2016
Automotive net cash provided by operating activities	$13
Less: expected capital expenditures	(9)
Adjustment – discretionary pension plan contributions	2
Adjusted automotive free cash flow	$6

GMNA In the nine months ended September 30, 2016 industry sales to retail and fleet customers were 16.3 million units representing a 1.7% increase compared to the corresponding period in 2015 due to strong consumer demand driven by credit availability, low interest rates and low fuel prices.

In the nine months ended September 30, 2016 our vehicle sales in the U.S., our largest market in North America, totaled 2.2 million units for market share of 16.6%, representing a decrease of 0.6 percentage points compared to the corresponding period in 2015. The decrease in our U.S. market share was driven by lower fleet market share due to a planned reduction in rental deliveries, partially offset by higher retail market share. U.S. retail sales, generally more profitable than fleet sales, generated an increase of 0.5 percentage points in market share, primarily driven by Chevrolet.

In the year ending December 31, 2016 we expect an EBIT-adjusted margin of approximately 10% on continued strength of U.S. industry light vehicle sales, cost performance and new product launches. Based on our current cost structure, we continue to estimate GMNA’s breakeven point at the U.S. industry level to be in the range of 10.0 - 11.0 million units.

In September 2016 we entered into a collectively bargained labor agreement with Unifor for certain hourly employees in Canada. The agreement was ratified without disruption to our operations.

GME As a result of moderate economic growth across Europe (excluding Russia) automotive industry sales to retail and fleet customers continued improving in the nine months ended September 30, 2016 with industry sales to retail and fleet customers of 14.2 million units representing a 7.0% increase compared to the corresponding period in 2015.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our European operations are benefiting from this trend and vehicle sales continue to show signs of improvement underscored by further improvement in our Opel and Vauxhall retail vehicle sales of 0.9 million units for market share of 5.9% in the nine months ended September 30, 2016 consistent with the corresponding period in 2015. We continue to implement various strategic actions to strengthen our operations and increase our competitiveness.

We have made substantial progress towards our intention to break even by taking advantage of a recovering industry, cost optimization and the benefits of our Astra and Corsa launches, resulting in positive EBIT-adjusted in the first half of the year. However in June 2016 the U.K. completed its referendum on continued membership in the European Union voting to leave. Despite the referendum we were on track to break even for the year, as evidenced by our performance through the first nine months. The result of the referendum has adversely impacted the British Pound and the uncertainty has put strain on the U.K. automotive industry. If current post referendum market conditions are sustained throughout the remainder of 2016, we believe it could have an adverse impact of up to $0.4 billion to the second half of 2016 of which approximately $0.1 billion is reflected in our third quarter results.

The German Ministry of Transportation and the Kraftfahrt-Bundesamt have requested the participation of a number of automotive manufacturers, including our German subsidiary, in continuing discussions on emissions control issues and have also requested, from time to time, written responses from our subsidiary on the subject. Our German subsidiary has participated in these discussions and has provided the requested responses to inquiries concerning nitrogen oxide emission control systems of its diesel engines. In light of the foregoing, there could be further inquiries about nitrogen oxide and/or CO2 emissions. These requests may lead to increased testing and re-testing of our vehicles and analysis of their emissions control systems, which could lead to increased costs, penalties, negative publicity or reputational impact, and additional vehicles may be subject to recall activity if regulators determine that emission levels and required regulatory compliance should be based on either a wider spectrum of driving conditions for future testing parameters or stricter or novel interpretations and consequent enforcement of existing requirements. No assurance can be given that the ultimate outcome of any potential investigations or increased testing resulting from this scrutiny would not materially and adversely affect us.

GMIO Since the second quarter of 2015 we have been experiencing pricing pressures in China, increasing competition and a complex regulatory environment. Despite these pressures, in the nine months ended September 30, 2016 China industry sales were 19.5 million units, representing an increase of 12.1% compared to the corresponding period in 2015. In the nine months ended September 30, 2016 our China wholesale volumes increased by 4.4% compared to the corresponding period in 2015. Our market share decreased to 13.8%, down 1.0 percentage point as our volume growth was less than that of the industry. Strong growth in Cadillac, Buick and Baojun passenger vehicles, including SUVs, were partially offset by lower Chevrolet sales because of model changeover and lower Wuling sales because of a continued segment shift away from mini commercial vehicles. In the nine months ended September 30, 2016 our Automotive China JVs generated equity income of $1.4 billion and margins of 9.3%. We expect industry growth and continuation of pricing pressures of approximately 5%, which will continue to pressure margins, in 2016. We continue to expect an increase in vehicle sales driven by new launches and expect to sustain strong China equity income and margins by focusing on vehicle mix improvements, cost improvements and efficiencies and downstream performance optimization.

Lack of political stability, low commodity prices and foreign exchange volatility, among other factors, negatively impacted the overall automotive industry in the rest of Asia Pacific, Africa and the Middle East and led to industry sales of 14.1 million units, representing a decrease of 2.7% in the nine months ended September 30, 2016 compared to the corresponding period in 2015. In the nine months ended September 30, 2016 our retail sales totaled 0.5 million units leading to a market share of 3.5%, representing a decrease of 0.6 percentage points compared to the corresponding period in 2015. The decrease in retail sales volumes was due primarily to overall industry volume declines, foreign currency availability and economic challenges in the Middle East, Egypt and South Africa.

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

GMSA The South American automotive industry continues to be challenged by weak economic conditions and lack of consumer confidence. Industry sales to retail and fleet customers were 2.7 million units in the nine months ended September 30, 2016 representing a 14.9% decrease compared to the corresponding period in 2015. In the nine months ended September 30, 2016 our

GENERAL MOTORS COMPANY AND SUBSIDIARIES

vehicle sales in Brazil, our largest market in South America, totaled 0.2 million units for market share of 16.3%, representing an increase of 1.5 percentage points compared to the corresponding period in 2015 primarily driven by Chevrolet Onix sales.

We continue to monitor economic conditions in South America and believe that adverse economic conditions and their effects on the automotive industry will likely continue. While we continue to take actions to address these challenges, no assurance can be provided that such efforts will prevent material future losses, asset impairments or other charges.

During the nine months ended September 30, 2016 we continued to consolidate our Venezuelan subsidiaries. Our Venezuelan subsidiaries may require additional financial support, which, at this time, we have not made a decision to provide. If a determination is made in the future that we no longer maintain control we may incur a charge based on exchange rates at September 30, 2016 of less than $0.1 billion.

Corporate In connection with our capital allocation framework, as detailed in the "Liquidity and Capital Resources" section of MD&A in our 2015 Form 10-K, we announced that our Board of Directors had authorized a program to purchase up to $5 billion of our common stock before the end of 2016, which we completed one quarter ahead of schedule in the three months ended September 30, 2016. In January 2016 we announced that our Board of Directors had authorized the purchase of up to an additional $4 billion of our common stock (an aggregate total of $9 billion) before the end of 2017. Through October 21, 2016 we had purchased an aggregate of 150 million shares of our outstanding common stock under our common stock repurchase program for $5.0 billion. Also, in January 2016 we announced an increase of our quarterly common stock dividend to $0.38 per share effective in the first quarter of 2016.

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

Takata Matters On May 4, 2016 NHTSA issued an amended consent order requiring Takata to file DIRs for previously unrecalled front airbag inflators that contain an ammonium nitrate-based propellant without a moisture absorbing desiccant on a multi-year, risk-based schedule through 2019 impacting tens of millions of vehicles produced by numerous automotive manufacturers. NHTSA concluded that the likely root cause of the rupturing of the airbag inflators is a function of time, temperature cycling and environmental moisture. On May 16, 2016 Takata issued its first DIR in connection with the amended consent order. Its next DIR is due to be filed on December 31, 2016.

Although we do not believe there is a safety defect at this time in any GM vehicles within the scope of the Takata DIR, in cooperation with NHTSA we filed a Preliminary DIR on May 27, 2016, updated as of June 13, 2016, covering 2.5 million of certain of our GMT900 vehicles, which are full-size pick-up trucks and SUVs. As a result of discussions with NHTSA and as described in the Preliminary DIR, GM believes it will have an opportunity to prove to NHTSA that the inflators in these vehicles do not and will not pose an unreasonable risk to safety. We believe these vehicles are currently performing as designed and ongoing testing continues to support the belief that the vehicles' unique design and integration mitigates against inflator degradation. For example, the airbag inflators used in the vehicles are a variant engineered specifically for our vehicles, and include features such as greater venting, unique propellant wafer configurations, and machined steel end caps. The inflators are packaged in the instrument panel in such a way as to minimize exposure to moisture from the climate control system. Also, these vehicles have features that minimize the maximum temperature to which the inflator will be exposed, such as larger interior volumes and standard solar absorbing windshields and side glass. Further, our field deployment data contains no reports of inflator rupture in these vehicles during the estimated 55,000 field deployments that have occurred in these vehicles since the start of production or in the ballistic testing of inflators recovered from vehicles in the field. We presently believe that the results of further testing and analysis will continue to demonstrate that the vehicles do not present an unreasonable risk to safety and that no repair will ultimately be required.

Based, in part, on the results of our testing, analysis and data to date, on September 2, 2016, we filed a petition with NHTSA to delay inclusion of GMT900 vehicles in the Takata DIR equipment schedule from December 31, 2016 until December 31, 2017. We believe that this timeline will permit us to complete our testing of the relevant non-desiccated Takata inflators in GMT900 vehicles.

Accordingly, no provision has been made for any repair associated with our vehicles subject to the Preliminary DIR and amended consent order. However, in the event we are ultimately obligated to repair the inflators in these vehicles, we estimate a reasonably

GENERAL MOTORS COMPANY AND SUBSIDIARIES

possible cost of up to $320 million for the 2.5 million vehicles subject to the Preliminary DIR and an additional $550 million for up to 4.3 million vehicles subject to future Takata DIRs under the amended consent order.

On July 28, 2016, a putative class action was filed in the United States District Court for the District of New Jersey claiming that numerous 2003 - 2011 model year GM vehicles are defective because they are equipped with Takata airbags and alleging, among other things, fraud and breach of warranty. The complaint seeks nationwide class certification or, alternatively, certification of various state classes, damages, costs and fees. At this early stage of the proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

Vehicle Sales We present both wholesale and retail vehicle sales data to assist in the analysis of our revenue and our market share. We do not currently export vehicles to Cuba, Iran, North Korea, Sudan or Syria. Accordingly these countries are excluded from industry sales data and corresponding calculations of our market share.

Wholesale vehicle sales data, which represents sales directly to dealers and others, is the measure that correlates to our revenue from the sale of vehicles, which is the largest component of Automotive net sales and revenue. Wholesale vehicle sales exclude vehicles produced by joint ventures. In the nine months ended September 30, 2016 46.1% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
GMNA	1,030	65.2%	938	62.5%	2,908	63.3%	2,645	60.7%
GME	261	16.5%	276	18.4%	880	19.2%	847	19.4%
GMIO	136	8.6%	146	9.7%	406	8.8%	431	9.9%
GMSA	153	9.7%	142	9.4%	400	8.7%	435	10.0%
Worldwide	1,580	100.0%	1,502	100.0%	4,594	100.0%	4,358	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended						Nine Months Ended
	September 30, 2016			September 30, 2015			September 30, 2016			September 30, 2015
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,552	773	17.0%	4,633	794	17.1%	13,364	2,212	16.6%	13,344	2,300	17.2%
Other	1,021	146	14.3%	960	137	14.2%	2,942	416	14.1%	2,689	385	14.3%
Total North America	5,573	919	16.5%	5,593	931	16.6%	16,306	2,628	16.1%	16,033	2,685	16.7%
Europe
United Kingdom	843	81	9.6%	833	80	9.6%	2,483	235	9.4%	2,422	243	10.0%
Germany	910	61	6.7%	867	61	7.1%	2,821	197	7.0%	2,646	182	6.9%
Other	2,930	141	4.8%	2,898	148	5.1%	9,939	491	4.9%	9,421	476	5.0%
Total Europe	4,683	283	6.0%	4,598	289	6.3%	15,243	923	6.1%	14,489	901	6.2%
Asia/Pacific, Middle East and Africa
China(a)	6,471	874	13.5%	5,341	814	15.2%	19,495	2,690	13.8%	17,392	2,576	14.8%
Other	4,645	162	3.5%	4,709	191	4.1%	14,138	489	3.5%	14,528	590	4.1%
Total Asia/Pacific, Middle East and Africa	11,116	1,036	9.3%	10,050	1,005	10.0%	33,633	3,179	9.5%	31,920	3,166	9.9%
South America
Brazil	524	89	16.9%	635	85	13.4%	1,508	246	16.3%	1,953	289	14.8%
Other	435	64	14.7%	434	66	15.1%	1,198	176	14.7%	1,228	197	16.0%
Total South America	959	153	15.9%	1,069	151	14.1%	2,706	422	15.6%	3,181	486	15.3%
Total Worldwide	22,331	2,391	10.7%	21,310	2,376	11.1%	67,888	7,152	10.5%	65,623	7,238	11.0%

United States
Cars	1,732	218	12.6%	1,903	222	11.6%	5,264	663	12.6%	5,719	711	12.4%
Trucks	1,385	346	25.0%	1,342	338	25.2%	4,058	956	23.6%	3,789	925	24.4%
Crossovers	1,435	209	14.6%	1,388	234	16.9%	4,042	593	14.7%	3,836	664	17.3%
Total United States	4,552	773	17.0%	4,633	794	17.1%	13,364	2,212	16.6%	13,344	2,300	17.2%

China(a)
SGMS		433			373			1,243			1,158
SGMW and FAW-GM		441			441			1,447			1,418
Total China	6,471	874	13.5%	5,341	814	15.2%	19,495	2,690	13.8%	17,392	2,576	14.8%
__________

(a)
Our China sales include the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC GM Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). End customer data is not readily available for the industry; therefore, wholesale volumes were used for Industry, GM and Market Share. Our retail sales in China were 908 and 774 in the three months ended September 30, 2016 and 2015 and 2,718 and 2,493 in the nine months ended September 30, 2016 and 2015.

In the nine months ended September 30, 2016 we estimate we had the largest market share in North America and South America, the number four market share in the Asia/Pacific, Middle East and Africa region and the number eight market share in Europe.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
GMNA	144	167	500	608
GME	137	123	454	415
GMIO	106	89	234	224
GMSA	44	26	109	83
Total fleet sales	431	405	1,297	1,330

Fleet sales as a percentage of total retail vehicle sales	18.0%	17.0%	18.1%	18.4%

The following table summarizes United States fleet sales (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Daily rental sales	69	75	217	313
Other fleet sales	51	65	205	210
Total fleet sales	120	140	422	523

GM Financial Summary and Outlook GM Financial has expanded its leasing, near prime and prime lending programs in North America; therefore, leasing and prime lending have become an increasingly large percentage of the originations and retail portfolio balance. In the nine months ended September 30, 2016 and 2015 GM Financial's revenue primarily consisted of leased vehicle income of 60.7% and 39.9%, retail finance charge income of 31.5% and 49.0% and commercial finance charge income of 4.7% and 6.6%. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. In the nine months ended September 30, 2016 GM Financial's retail penetration in North America grew to approximately 33%, up from approximately 28% in the corresponding period in 2015.

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

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2016	September 30, 2015			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$31,078	$27,794	$3,284	11.8%	$2.5	$0.7	$0.2	$(0.2)
GME	4,225	4,556	(331)	(7.3)%	$(0.2)	$—	$0.1	$(0.2)
GMIO	2,963	3,016	(53)	(1.8)%	$(0.2)	$—	$—	$0.1
GMSA	2,029	1,738	291	16.7%	$0.1	$0.1	$0.2	$(0.1)
Corporate	39	36	3	8.3%				$—
Automotive	40,334	37,140	3,194	8.6%	$2.2	$0.8	$0.6	$(0.4)
GM Financial	2,491	1,703	788	46.3%				$0.8
Total net sales and revenue	$42,825	$38,843	$3,982	10.3%	$2.2	$0.8	$0.6	$0.4

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2016	September 30, 2015			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$87,736	$78,951	$8,785	11.1%	$7.2	$0.9	$1.5	$(0.7)
GME	14,292	13,992	300	2.1%	$0.5	$(0.2)	$0.4	$(0.4)
GMIO	8,467	9,181	(714)	(7.8)%	$(0.4)	$0.1	$—	$(0.4)
GMSA	5,010	5,939	(929)	(15.6)%	$(0.5)	$—	$0.7	$(1.2)
Corporate	113	111	2	1.8%				$—
Automotive	115,618	108,174	7,444	6.9%	$6.8	$0.8	$2.6	$(2.7)
GM Financial	6,844	4,561	2,283	50.1%				$2.3
Total net sales and revenue	$122,462	$112,735	$9,727	8.6%	$6.8	$0.8	$2.6	$(0.4)

Automotive Cost of Sales and Inventories

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2016	September 30, 2015			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$25,837	$22,976	$(2,861)	(12.5)%	$(1.7)	$(0.9)	$(0.3)	$—
GME	4,019	4,397	378	8.6%	$0.2	$—	$0.2	$—
GMIO	2,968	2,926	(42)	(1.4)%	$0.1	$(0.1)	$—	$—
GMSA	1,968	1,743	(225)	(12.9)%	$(0.1)	$(0.1)	$—	$—
Corporate and eliminations	(14)	16	30	n.m.			$—	$—
Total automotive cost of sales	$34,778	$32,058	$(2,720)	(8.5)%	$(1.5)	$(1.1)	$(0.1)	$—
________
n.m. = not meaningful

	Nine Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2016	September 30, 2015			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$73,281	$66,003	$(7,278)	(11.0)%	$(5.0)	$(1.7)	$(0.9)	$0.3
GME	13,268	13,476	208	1.5%	$(0.4)	$0.1	$0.5	$—
GMIO	8,432	9,198	766	8.3%	$0.3	$(0.3)	$0.5	$0.2
GMSA	4,856	6,543	1,687	25.8%	$0.4	$(0.2)	$0.2	$1.3
Corporate and eliminations	(44)	109	153	n.m.			$—	$0.2
Total automotive cost of sales	$99,793	$95,329	$(4,464)	(4.7)%	$(4.7)	$(2.1)	$0.3	$2.1
________
n.m. = not meaningful

In the three months ended September 30, 2016 unfavorable Cost was due primarily to: (1) increased other costs of $0.1 billion related primarily to engineering and depreciation and amortization which are inclusive of launch costs; and (2) decreased material and freight costs of $0.6 billion related to carryover vehicles, offset by increased material and freight costs of $0.6 billion related to vehicles launched within the last twelve months incorporating significant exterior and/or interior changes (Majors).

In the nine months ended September 30, 2016 favorable Cost was due primarily to: (1) decreased material and freight costs of $2.4 billion related to carryover vehicles, partially offset by increased material and freight costs of $1.2 billion related to Majors; and (2) impairments of $0.4 billion related to Thailand and Venezuela in 2015; partially offset by (3) increased other costs of $1.1 billion primarily manufacturing, engineering and depreciation and amortization which are inclusive of launch costs; and (4) increased warranty and policy costs of $0.2 billion. In the nine months ended September 30, 2016 favorable Other was due primarily to the foreign currency effect of $1.9 billion due primarily to the BsF devaluation in 2015 and the weakening of the Brazilian Real,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Argentine Peso, and other currencies against the U.S. Dollar and costs related to the change in our business model in Russia of $0.2 billion in 2015.

	Inventories			Days on Hand
	September 30, 2016	September 30, 2015	Increase/ (Decrease)	September 30, 2016	September 30, 2015	Increase/ (Decrease)
GMNA	$8,145	$7,351	$794	28	29	(1)
GME	3,190	3,001	189	71	61	10
GMIO	2,422	2,297	125	73	71	2
GMSA	1,670	1,719	(49)	76	89	(13)
Total	$15,427	$14,368	$1,059	40	40	—

Days on hand is calculated as Inventories divided by Automotive cost of sales for the three months ended September 30 multiplied by 90.

Other

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2016	September 30, 2015		%	September 30, 2016	September 30, 2015		%
Automotive selling, general and administrative expense	$2,724	$4,282	$1,558	36.4%	$8,389	$10,376	$1,987	19.1%
Interest income and other non-operating income, net	$122	$119	$3	2.5%	$379	$373	$6	1.6%

In the three months ended September 30, 2016 Automotive selling, general and administrative expense decreased due primarily to a net decrease in charges of $1.6 billion for legal related matters related to the ignition switch recall.

In the nine months ended September 30, 2016 Automotive selling, general and administrative expense decreased due primarily to: (1) a net decrease in charges of $1.4 billion for legal related matters related to the ignition switch recall; (2) expenses related to the ignition switch recall compensation program of $0.2 billion in 2015; (3) favorable net foreign currency effect of $0.2 billion due to the weakening of various currencies against the U.S. Dollar; and (4) net administrative and marketing costs of $0.2 billion.

GM North America

	Three Months Ended		Favorable / (Unfavorable)%		Variance Due To
	September 30, 2016	September 30, 2015			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$31,078	$27,794	$3,284	11.8%	$2.5	$0.7	$0.2		$(0.2)
EBIT-adjusted	$3,486	$3,293	$193	5.9%	$0.8	$(0.2)	$0.2	$(0.5)	$(0.1)
EBIT-adjusted margin	11.2%	11.8%	(0.6)%
	(Vehicles in thousands)
Wholesale vehicle sales	1,030	938	92	9.8%

	Nine Months Ended		Favorable / (Unfavorable)%		Variance Due To
	September 30, 2016	September 30, 2015			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$87,736	$78,951	$8,785	11.1%	$7.2	$0.9	$1.5		$(0.7)
EBIT-adjusted	$9,429	$8,255	$1,174	14.2%	$2.2	$(0.9)	$1.5	$(1.4)	$(0.3)
EBIT-adjusted margin	10.7%	10.5%	0.2%
	(Vehicles in thousands)
Wholesale vehicle sales	2,908	2,645	263	9.9%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMNA Total Net Sales and Revenue In the three months ended September 30, 2016 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes due primarily to strong retail demand for full-size trucks and the Chevrolet Cruze, Malibu and Camaro, partially offset by a decrease in off-lease rental car sales; (2) favorable mix associated with the decrease in off-lease rental car sales which have a lower average selling price than sales to retail customers, and increases in the Cadillac CT6 and full-size trucks; and (3) favorable pricing for Majors of $0.4 billion, partially offset by carryover vehicles of $0.2 billion; partially offset by (4) unfavorable Other due primarily to a decrease in lease revenue of $0.2 billion associated with fewer in-service rental vehicles.

In the nine months ended September 30, 2016 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes due primarily to strong retail demand for the Chevrolet Malibu and full-size trucks, partially offset by a decrease in the Chevrolet Cruze; (2) favorable pricing for Majors of $1.3 billion; and (3) favorable mix associated with full-size trucks and SUVs and the decrease in the Chevrolet Cruze, partially offset by the Chevrolet Malibu; partially offset by (4) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Canadian Dollar and Mexican Peso against the U.S. Dollar.

GMNA EBIT-Adjusted In the three months ended September 30, 2016 EBIT-adjusted increased due primarily to: (1) increased net wholesale volumes; and (2) favorable pricing; partially offset by (3) unfavorable Cost including increased material costs for Majors of $0.4 billion and unfavorable other costs of $0.6 billion primarily engineering, marketing, depreciation and amortization which are inclusive of launch costs, partially offset by favorable material and freight performance related to carryover vehicles of $0.5 billion; (4) unfavorable mix associated with the Chevrolet Volt, Cruze and Malibu, partially offset by a decrease in off-lease rental car sales; and (5) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Mexican Peso against the U.S. Dollar.

In the nine months ended September 30, 2016 EBIT-adjusted increased due primarily to: (1) increased net wholesale volumes; and (2) favorable pricing; partially offset by (3) unfavorable Cost including increased material costs for Majors of $0.8 billion, restructuring charges of $0.2 billion related to the UAW cash severance incentive program and increased other costs of $2.1 billion primarily manufacturing, engineering, marketing, depreciation and amortization which are inclusive of launch costs, partially offset by favorable material and freight performance related to carryover vehicles of $1.7 billion; (4) unfavorable mix associated with the Chevrolet Malibu and Volt, partially offset by full-size trucks and SUVs and the decrease in the Chevrolet Cruze; and (5) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Mexican Peso and Canadian Dollar against the U.S. Dollar.

GM Europe

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2016	September 30, 2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$4,225	$4,556	$(331)	(7.3)%	$(0.2)	$—	$0.1		$(0.2)
EBIT (loss)-adjusted	$(142)	$(231)	$89	38.5%	$—	$—	$—	$0.3	$(0.2)
EBIT (loss)-adjusted margin	(3.4)%	(5.1)%	1.7%
	(Vehicles in thousands)
Wholesale vehicle sales	261	276	(15)	(5.4)%

	Nine Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2016	September 30, 2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$14,292	$13,992	$300	2.1%	$0.5	$(0.2)	$0.4		$(0.4)
EBIT (loss)-adjusted	$(11)	$(515)	$504	97.9%	$0.1	$(0.1)	$0.2	$0.6	$(0.3)
EBIT (loss)-adjusted margin	(0.1)%	(3.7)%	3.6%
	(Vehicles in thousands)
Wholesale vehicle sales	880	847	33	3.9%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GME Total Net Sales and Revenue In the three months ended September 30, 2016 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes primarily associated with decreases across the Russian portfolio and decreased sales of the Corsa and Zafira in the United Kingdom, partially offset by higher demand primarily for the Astra across the region; and (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the British Pound against the U.S. Dollar; partially offset by (3) favorable pricing for Majors primarily related to the Astra.

In the nine months ended September 30, 2016 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes associated with higher demand primarily for the Astra and the KARL across the region, partially offset by decreases across the Russian portfolio and decreased sales of the Corsa and Insignia in the United Kingdom; and (2) favorable pricing for Majors primarily related to the Astra; partially offset by (3) unfavorable vehicle mix due to increased sales of lower priced vehicles; and (4) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the British Pound against the U.S. Dollar.

GME EBIT (Loss)-Adjusted In the three months ended September 30, 2016 GME EBIT (loss)-adjusted decreased due primarily to: (1) favorable Cost due primarily to fixed cost improvements of $0.2 billion and favorable material performance related to carryover vehicles of $0.1 billion, partially offset by unfavorable material performance for Majors related to the Astra of $0.1 billion; partially offset by (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the British Pound against the U.S. Dollar.

In the nine months ended September 30, 2016 GME EBIT (loss)-adjusted decreased due primarily to: (1) favorable Cost due primarily to favorable material performance related to carryover vehicles of $0.4 billion and fixed cost improvements of $0.4 billion, partially offset by unfavorable material performance for Majors related to the Astra of $0.3 billion; (2) favorable pricing; and (3) increased net wholesale volumes; partially offset by (4) unfavorable vehicle mix; and (5) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the British Pound against the U.S. Dollar.

GM International Operations

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2016	September 30, 2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$2,963	$3,016	$(53)	(1.8)%	$(0.2)	$—	$—		$0.1
EBIT-adjusted	$271	$269	$2	0.7%	$—	$(0.1)	$—	$0.1	$0.1
EBIT-adjusted margin	9.1%	8.9%	0.2%
Equity income – Automotive China JVs	$459	$463	$(4)	(0.9)%
EBIT (loss)-adjusted – excluding Equity income	$(188)	$(194)	$6	3.1%
	(Vehicles in thousands)
Wholesale vehicle sales	136	146	(10)	(6.8)%

	Nine Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2016	September 30, 2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$8,467	$9,181	$(714)	(7.8)%	$(0.4)	$0.1	$—		$(0.4)
EBIT-adjusted	$819	$989	$(170)	(17.2)%	$(0.1)	$(0.2)	$—	$0.2	$(0.1)
EBIT-adjusted margin	9.7%	10.8%	(1.1)%
Equity income – Automotive China JVs	$1,448	$1,485	$(37)	(2.5)%
EBIT (loss)-adjusted – excluding Equity income	$(629)	$(496)	$(133)	(26.8)%
	(Vehicles in thousands)
Wholesale vehicle sales	406	431	(25)	(5.8)%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMIO Total Net Sales and Revenue In the three months ended September 30, 2016 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes of passenger cars in South Africa and Australia; partially offset by (2) favorable Other due primarily to the foreign currency effect resulting from the strengthening of the South Korean Won and Australian Dollar against the U.S. Dollar.

In the nine months ended September 30, 2016 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes of pick-up trucks in Egypt, pick-up trucks and passenger cars in South Africa and full-size trucks and SUVs in the Middle East, partially offset by increased sales of the Chevrolet Spark and Malibu in the Middle East and Korea; and (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the South African Rand and South Korean Won against the U.S. Dollar and decreased export sales of vehicle parts in Korea; partially offset by (3) favorable mix in Korea due to the Chevrolet Malibu and Impala.

GMIO EBIT-Adjusted In the three months ended September 30, 2016 EBIT-adjusted remained flat due primarily to: (1) favorable Cost associated with material and freight performance related to carryover vehicles; and (2) favorable Other due primarily to the foreign currency effect resulting from the strengthening of the South Korean Won and Australian Dollar against the U.S. Dollar; partially offset by (3) unfavorable mix due primarily to decreased sales of full-size trucks and SUVs in the Middle East due to low global oil prices.

In the nine months ended September 30, 2016 EBIT-adjusted decreased due primarily to: (1) unfavorable mix due primarily to decreased sales of full-size trucks and SUVs in the Middle East due to low global oil prices; (2) decreased net wholesale volumes; and (3) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the South African Rand and Egyptian Pound against the U.S. Dollar; partially offset by (4) favorable Cost associated with material and freight performance related to carryover vehicles.

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

The following tables summarize certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Wholesale vehicles including vehicles exported to markets outside of China	905	830	2,752	2,622
Total net sales and revenue	$10,945	$9,889	$32,417	$31,097
Net income	$956	$972	$3,021	$3,104

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$5,334	$5,939
Debt	$256	$184

GM South America

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2016	September 30, 2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$2,029	$1,738	$291	16.7%	$0.1	$0.1	$0.2		$(0.1)
EBIT (loss)-adjusted	$(121)	$(217)	$96	44.2%	$—	$—	$0.2	$—	$(0.1)
EBIT (loss)-adjusted margin	(6.0)%	(12.5)%	6.5%
	(Vehicles in thousands)
Wholesale vehicle sales	153	142	11	7.7%

	Nine Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2016	September 30, 2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$5,010	$5,939	$(929)	(15.6)%	$(0.5)	$—	$0.7		$(1.2)
EBIT (loss)-adjusted	$(309)	$(575)	$266	46.3%	$(0.1)	$(0.2)	$0.7	$0.1	$(0.3)
EBIT (loss)-adjusted margin	(6.2)%	(9.7)%	3.5%
	(Vehicles in thousands)
Wholesale vehicle sales	400	435	(35)	(8.0)%

GMSA Total Net Sales and Revenue In the three months ended September 30, 2016 Total net sales and revenue increased due primarily to: (1) favorable pricing related to carryover vehicles due primarily to high inflation in Argentina; (2) favorable wholesale volumes primarily in Brazil driven by Chevrolet Onix sales due to increased marketing efforts; and (3) favorable mix due to the launch of the Chevrolet Cruze in Brazil; partially offset by (4) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Argentinian Peso against the U.S. Dollar, partially offset by the strengthening of the Brazilian Real against the U.S Dollar.

In the nine months ended September 30, 2016 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes primarily in Venezuela, Brazil and Ecuador caused by difficult economic conditions; and (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of all currencies across the region against the U.S. Dollar; partially offset by (3) favorable pricing related to carryover vehicles due primarily to high inflation in Argentina.

GMSA EBIT (Loss)-Adjusted In the three months ended September 30, 2016 EBIT (loss)-adjusted decreased due primarily to: (1) favorable pricing; partially offset by (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Argentinian Peso against the U.S. Dollar.

In the nine months ended September 30, 2016 EBIT (loss)-adjusted decreased due primarily to: (1) favorable pricing; and (2) favorable Cost due primarily to lower engineering expenses; partially offset by (3) unfavorable mix due primarily to the lack of Chevrolet Silverado and Aveo sales in Venezuela; (4) unfavorable wholesale volumes; and (5) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Argentinian Peso against the U.S. Dollar.

GM Financial

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Increase / (Decrease)%		Nine Months Ended		Increase/ (Decrease)%
	September 30, 2016	September 30, 2015			September 30, 2016	September 30, 2015
Total revenue	$2,499	$1,707	$792	46.4%	$6,866	$4,576	$2,290	50.0%
Provision for loan losses	$172	$144	$28	19.4%	$519	$440	$79	18.0%
Earnings before income taxes-adjusted	$229	$231	$(2)	(0.9)%	$720	$670	$50	7.5%
Earnings before income taxes-adjusted margin	9.2%	13.5%	(4.3)%		10.5%	14.6%	(4.1)%
	(Dollars in billions)
Average debt outstanding	$66.3	$46.7	$19.6	42.0%	$61.8	$42.1	$19.7	46.8%
Effective rate of interest paid	3.2%	3.5%	(0.3)%		3.3%	3.8%	(0.5)%

GM Financial Revenue In the three months ended September 30, 2016 Total revenue increased due primarily to increased leased vehicle income of $0.8 billion due to a larger lease portfolio.

In the nine months ended September 30, 2016 Total revenue increased due primarily to increased leased vehicle income of $2.3 billion due to a larger lease portfolio.

GM Financial Earnings Before Income Taxes-Adjusted In the three months ended September 30, 2016 Earnings before income taxes-adjusted remained flat due primarily to: (1) increased revenue of $0.8 billion; partially offset by (2) increased leased vehicle expense of $0.6 billion due to a larger lease portfolio; (3) increased interest expense of $0.1 billion due to an increase in average debt outstanding; and (4) increased operating expenses of $0.1 billion.

In the nine months ended September 30, 2016 Earnings before income taxes-adjusted increased due primarily to: (1) increased revenue of $2.3 billion; partially offset by (2) increased leased vehicle expense of $1.8 billion due to a larger lease portfolio; (3) net increase in interest expense of $0.3 billion due to an increase in average debt outstanding; and (4) increased operating expenses of $0.1 billion.

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

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and the “Risk Factors” section of our 2015 Form 10-K, some of which are outside of our control.

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

Management's capital allocation framework includes a combined cash and marketable securities balance target of $20 billion and plans to reinvest in the business at an average target ROIC-adjusted rate of 20% or greater. In connection with this framework we announced that our Board of Directors had authorized a program to purchase up to $5 billion of our common stock before the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

end of 2016, which we completed one quarter ahead of schedule in the three months ended September 30, 2016. In January 2016 we announced that our Board of Directors had authorized the purchase of up to an additional $4 billion of our common stock (an aggregate total of $9 billion) before the end of 2017. Also, in January 2016 we announced an increase of our quarterly common stock dividend to $0.38 per share effective in the three months ended March 31, 2016. Through October 21, 2016 we had purchased an aggregate of 150 million shares of our outstanding common stock under our common stock repurchase program for $5.0 billion.

In February 2016 we issued $2.0 billion in aggregate principal amount of automotive senior unsecured notes and used the entire net proceeds to fund discretionary contributions to our U.S. hourly pension plan in the nine months ended September 30, 2016 to improve its funded status. Refer to Note 8 to our condensed consolidated financial statements for additional information on the senior unsecured notes.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. The total size of our credit facilities was $14.6 billion at September 30, 2016 and $12.6 billion at December 31, 2015, which consisted principally of our two primary revolving credit facilities. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.6 billion at September 30, 2016. GM Financial had access to our revolving credit facilities at September 30, 2016 and December 31, 2015 but did not borrow against them. We had intercompany loans from GM Financial of $0.8 billion and $0.4 billion at September 30, 2016 and December 31, 2015, which consisted primarily of amounts used to fund company vehicles and for commercial loans to dealers we consolidate. At September 30, 2016 GM Financial had borrowed $0.4 billion from us in connection with the funding commitments under the support agreement entered into in September 2014, which is expected to be repaid during the fourth quarter of 2016. The following table summarizes our automotive available liquidity (dollars in billions):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$13.3	$12.1
Marketable securities	8.2	8.2
Available liquidity	21.5	20.3
Available under credit facilities	14.0	12.2
Total automotive available liquidity	$35.5	$32.5

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Nine Months Ended September 30, 2016
Operating cash flow	$10.0
Capital expenditures	(6.8)
Dividends paid and payments to purchase common stock	(3.3)
Investment in Lyft	(0.5)
Acquisition of Cruise	(0.3)
Issuance of senior unsecured notes	2.0
Increase in available credit facilities	1.8
Net activity with GM Financial	0.1
Total change in automotive available liquidity	$3.0

Automotive Cash Flow (Dollars in Billions)

	Nine Months Ended		Change
	September 30, 2016	September 30, 2015
Operating Activities
Net income	$6.9	$2.8	$4.1
Depreciation, amortization and impairment charges	4.2	4.4	(0.2)
Pension and OPEB activities	(3.5)	(1.0)	(2.5)
Working capital	0.5	(0.8)	1.3
Equipment on operating leases	0.5	(1.5)	2.0
Accrued liabilities and other liabilities	0.2	2.3	(2.1)
Income taxes	1.5	0.6	0.9
Undistributed earnings of nonconsolidated affiliates, net	0.4	0.3	0.1
Other	(0.7)	0.7	(1.4)
Net automotive cash provided by operating activities	$10.0	$7.8	$2.2

In the nine months ended September 30, 2016 the change in Pension and OPEB activities was due primarily to discretionary contributions of $2.0 billion made to our U.S. hourly pension plan. The change in Working capital was due primarily to increased accounts payable due to increased production volumes. The changes in Equipment on operating leases and Accrued liabilities and other liabilities were due primarily to the reduction of units delivered to rental car companies. The change in Income taxes was due primarily to an increase in pre-tax income. The change in Other was related primarily to foreign currency remeasurements.

	Nine Months Ended		Change
	September 30, 2016	September 30, 2015
Investing Activities
Capital expenditures	$(6.8)	$(5.3)	$(1.5)
Acquisitions and liquidations of marketable securities, net	0.1	1.1	(1.0)
Investment in Lyft	(0.5)	—	(0.5)
Acquisition of Cruise	(0.3)	—	(0.3)
Other	0.1	—	0.1
Net automotive cash used in investing activities	$(7.4)	$(4.2)	$(3.2)

In the nine months ended September 30, 2016 the change in Acquisitions and liquidations of marketable securities, net was due primarily to the rebalancing of our investment portfolio between marketable securities and cash and cash equivalents as part of liquidity management in the normal course of business.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended		Change
	September 30, 2016	September 30, 2015
Financing Activities
Issuance of senior unsecured notes	$2.0	$—	$2.0
Dividends paid and payments to purchase common stock	(3.3)	(4.6)	1.3
Other	(0.2)	—	(0.2)
Net automotive cash used in financing activities	$(1.5)	$(4.6)	$3.1

In the nine months ended September 30, 2016 the change in Net automotive cash used in financing activities was due primarily to the issuance of senior unsecured notes.

Adjusted Automotive Free Cash Flow (Dollars in Billions)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net automotive cash provided by operating activities	$10.0	$7.8
Less: capital expenditures	(6.8)	(5.3)
Adjustment – discretionary pension plan contributions	2.0	—
Adjusted automotive free cash flow	$5.2	$2.5

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

Automotive Financing – GM Financial Liquidity GM Financial's primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, servicing fees, net distributions from secured debt facilities, including securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured debt facilities, operating expenses and interest costs. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt. The following table summarizes GM Financial's available liquidity (dollars in billions):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$2.6	$3.1
Borrowing capacity on unpledged eligible assets	11.6	9.7
Borrowing capacity on committed unsecured lines of credit	0.7	0.9
Available liquidity	$14.9	$13.7

In the nine months ended September 30, 2016 available liquidity increased due primarily to: (1) additional capacity on new and renewed secured credit facilities; and (2) increased borrowing capacity resulting from the issuance of unsecured debt and increased retail deposits.

As previously mentioned GM Financial has the ability to borrow up to $1.0 billion against our three-year, $4.0 billion revolving credit facility and up to $3.0 billion against our five-year, $10.5 billion revolving credit facility.

GM Financial Cash Flow (Dollars in Billions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended		Change
	September 30, 2016	September 30, 2015
Net cash provided by operating activities	$3.9	$2.2	$1.7
Net cash used in investing activities	$(18.1)	$(16.4)	$(1.7)
Net cash provided by financing activities	$13.7	$13.0	$0.7

In the nine months ended September 30, 2016 Net cash provided by operating activities increased due primarily to an increase in leased vehicle income, partially offset by increased operating expenses and interest expense.

In the nine months ended September 30, 2016 Net cash used in investing activities increased due primarily to: (1) increased purchases of leased vehicles of $4.0 billion; and (2) increased purchases and funding of finance receivables of $1.0 billion; partially offset by (3) increased collections on finance receivables of $1.2 billion; (4) increased proceeds from the termination of leased vehicles of $1.1 billion; and (5) prior year impact of cash used for the acquisition of the equity interest in SAIC-GMAC Automotive Finance Company Limited of $0.9 billion in 2015.

In the nine months ended September 30, 2016 Net cash provided by financing activities increased due primarily to a net increase in borrowings.

Critical Accounting Estimates The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2015 Form 10-K.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended September 30, 2016:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
July 1, 2016 through July 31, 2016	3,676,066	$29.93	1,798,067	$5.1 billion
August 1, 2016 through August 31, 2016	20,540,690	$31.38	20,528,890	$4.5 billion
September 1, 2016 through September 30, 2016	15,835,750	$31.60	15,826,281	$4.0 billion
Total	40,052,506	$31.33	38,153,238
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

(b)
In March 2015 our Board of Directors authorized a program to purchase up to $5 billion of our common stock before the end of 2016, which we completed in the three months ended September 30, 2016. Effective January 2016 our Board of Directors increased the authorization to purchase up to an additional $4 billion of our common stock (or an aggregate total of $9 billion) before the end of 2017.

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

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Controller and Chief Accounting Officer
Date:	October 25, 2016