Form 10-K
period 2016-12-31
General Motors Co
filed 2017-02-07
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐
Do not check if a smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $44.1 billion as of June 30, 2016.
As of January 31, 2017 the number of shares outstanding of common stock was 1,497,964,557 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement related to the Annual Stockholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Business
General Motors Company (sometimes referred to as we, our, us, ourselves, the Company, General Motors, or GM) was incorporated as a Delaware corporation in 2009. We design, build and sell cars, trucks, crossovers and automobile parts worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). Except for per share amounts or as otherwise specified, amounts presented within tables are stated in millions.

Automotive Our automotive operations meet the demands of our customers through our automotive segments: GM North America (GMNA), GM Europe (GME), GM International Operations (GMIO) and GM South America (GMSA).

GM primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. GM primarily meets the demands of customers outside North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet, GMC, Holden, Opel and Vauxhall brands. We also have equity ownership stakes in regional joint ventures (JVs), which meet the demands of customers in Asia with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet, Jiefang and Wuling brands.

In addition to the vehicles we sell through our dealer network to retail customers, we also sell vehicles directly or through our dealer network to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. Our customers can obtain a wide range of aftersale vehicle services and products through our dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories and extended service warranties.

Competitive Position and Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely. We present both wholesale and retail vehicle sales data to assist in the analysis of our revenue and our market share.

Wholesale vehicle sales data, which represents sales directly to dealers and others, including sales to fleet customers, is the measure that correlates to our revenue from the sale of vehicles, which is the largest component of Automotive net sales and revenue. Wholesale vehicle sales exclude vehicles sold by joint ventures. In the year ended December 31, 2016, 46.3% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Years ended December 31,
	2016		2015		2014
GMNA	3,958	63.4%	3,558	60.5%	3,320	55.0%
GME	1,162	18.6%	1,127	19.2%	1,172	19.4%
GMIO	559	8.9%	588	10.0%	655	10.9%
GMSA	568	9.1%	603	10.3%	886	14.7%
Worldwide	6,247	100.0%	5,876	100.0%	6,033	100.0%

Retail vehicle sales data, which represents sales to end customers based upon the good faith estimates of management, including sales to fleet customers, does not correlate directly to the revenue we recognize during the period. However retail vehicle sales data is indicative of the underlying demand for our vehicles. Market share information is based primarily on retail vehicle sales volume. In countries where retail vehicle sales data is not readily available other data sources, such as wholesale or forecast volumes, are used to estimate retail vehicle sales to end customers.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,
	2016			2015			2014
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	17,882	3,043	17.0%	17,854	3,082	17.3%	16,859	2,935	17.4%
Other	3,989	587	14.7%	3,650	531	14.5%	3,375	478	14.2%
Total North America	21,871	3,630	16.6%	21,504	3,613	16.8%	20,234	3,413	16.9%
Europe
United Kingdom	3,121	289	9.3%	3,063	312	10.2%	2,845	305	10.7%
Germany	3,709	260	7.0%	3,540	244	6.9%	3,357	237	7.1%
Other	13,379	658	4.9%	12,704	620	4.9%	12,503	719	5.7%
Total Europe(a)	20,209	1,207	6.0%	19,307	1,176	6.1%	18,705	1,261	6.7%
Asia/Pacific, Middle East and Africa
China(b)	28,270	3,914	13.8%	25,050	3,730	14.9%	24,035	3,540	14.7%
Other	18,905	673	3.6%	19,527	795	4.1%	19,722	840	4.3%
Total Asia/Pacific, Middle East and Africa	47,175	4,587	9.7%	44,577	4,525	10.2%	43,757	4,380	10.0%
South America
Brazil	2,048	346	16.9%	2,568	388	15.1%	3,498	579	16.6%
Other	1,623	238	14.6%	1,616	257	15.9%	1,815	299	16.5%
Total South America	3,671	584	15.9%	4,184	645	15.4%	5,313	878	16.5%
Total Worldwide(c)	92,926	10,008	10.8%	89,572	9,959	11.1%	88,009	9,932	11.3%
United States
Cars	6,895	890	12.9%	7,483	931	12.4%	7,617	1,085	14.2%
Trucks	5,464	1,325	24.2%	5,181	1,274	24.6%	4,754	1,113	23.4%
Crossovers	5,523	828	15.0%	5,190	877	16.9%	4,488	737	16.4%
Total United States	17,882	3,043	17.0%	17,854	3,082	17.3%	16,859	2,935	17.4%
China(b)
SGMS		1,806			1,711			1,710
SGMW and FAW-GM		2,108			2,019			1,830
Total China	28,270	3,914	13.8%	25,050	3,730	14.9%	24,035	3,540	14.7%
__________

(a)	Our Europe sales include Opel and Vauxhall sales of 1,159, 1,113 and 1,078, and market share of 5.7%, 5.8% and 5.8% in the years ending December 31, 2016, 2015 and 2014.

(b)
Our China sales include the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC GM Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). Wholesale volumes were used for Industry, GM and Market Share. Our retail sales in China were 3,871, 3,613 and 3,435 in the years ended December 31, 2016, 2015 and 2014. In 2017, we will begin using vehicle registrations data as the basis for calculating industry volume and market share in China on a prospective basis.

(c)	We do not currently export vehicles to Cuba, Iran, North Korea, Sudan or Syria. Accordingly these countries are excluded from industry sales data and corresponding calculation of market share.

In the year ended December 31, 2016 we estimate we had the largest market share in North America and South America, the number three market share in the Asia/Pacific, Middle East and Africa region, which included the number two market share in China, and the number eight market share in Europe. In the year ended December 31, 2016 the Asia/Pacific, Middle East and Africa region was our largest region by retail vehicle sales volume and represented 45.8% of our global retail vehicle sales. Refer to the Overview in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for discussion on changes in market share by region.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

	Years Ended December 31,
	2016	2015	2014
GMNA	707	795	814
GME	551	544	505
GMIO	369	345	414
GMSA	157	121	176
Total fleet sales	1,784	1,805	1,909

Fleet sales as a percentage of total retail vehicle sales	17.8%	18.1%	19.2%

The following table summarizes U.S. fleet sales (vehicles in thousands):

	Years Ended December 31,
	2016	2015	2014
Daily rental sales	327	400	449
Other fleet sales	269	278	255
Total fleet sales	596	678	704
Fleet sales as a percentage of total U.S. retail vehicle sales
Cars	24.9%	29.3%	29.5%
Trucks	19.2%	19.7%	21.8%
Crossovers	14.6%	17.5%	19.1%
Total vehicles	19.6%	22.0%	24.0%

Product Pricing Several methods are used to promote our products, including the use of dealer, retail and fleet incentives such as customer rebates and finance rate support. The level of incentives is dependent in large part upon the level of competition in the markets in which we operate and the level of demand for our products. In 2017 we plan to continue to price vehicles competitively, including offering incentives as required. We believe this strategy, coupled with sound inventory management, will continue to strengthen our brands.

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

The following table summarizes the number of authorized dealerships:

	December 31, 2016	December 31, 2015	December 31, 2014
GMNA	4,857	4,886	4,908
GME	6,104	6,330	6,633
GMIO	7,232	7,755	7,699
GMSA	1,259	1,281	1,272
Total worldwide	19,452	20,252	20,512

We and our joint ventures enter into a contract with each authorized dealer agreeing to sell to the dealer one or more specified product lines at wholesale prices and granting the dealer the right to sell those vehicles to retail customers from an approved

GENERAL MOTORS COMPANY AND SUBSIDIARIES

location. Our dealers often offer more than one GM brand at a single dealership in a number of our markets in order to enhance dealer profitability. Authorized dealers offer parts, accessories, service and repairs for GM vehicles in the product lines that they sell using GM parts and accessories. Our dealers are authorized to service GM vehicles under our limited warranty program and those repairs are made only with GM parts. Our dealers generally provide their customers with access to credit or lease financing, vehicle insurance and extended service contracts provided by GM Financial and other financial institutions.

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

Research, Product and Business Development and Intellectual Property Costs for research, manufacturing engineering, product engineering and design and development activities relate primarily to developing new products or services or improving existing products or services including activities related to vehicle emissions control, improved fuel economy, the safety of drivers and passengers, urban mobility and autonomous vehicles. In the years ended December 31, 2016, 2015 and 2014 research and development expenses were $8.1 billion, $7.5 billion and $7.4 billion.

Product Development The Product Development organization is responsible for designing and integrating vehicle and powertrain components to maximize part sharing across multiple vehicle segments. Global teams in Design, Program Management, Component & Subsystem Engineering, Product Integrity, Safety, Propulsion and Purchasing & Supply Chain collaborate to meet customer requirements and maximize global economies of scale.

Our global vehicle architecture development has been consolidated and headquartered at our Global Technical Center in Warren, Michigan, to further the standardization of our overall vehicle development process. Cross-segment part sharing is an essential enabler to our Vehicle Set Strategy, designed to reduce our overall number of global vehicle architectures to four major vehicle sets. As we implement the four vehicle sets, we will continue to leverage our current architecture portfolio to accommodate our customers around the world while achieving our financial goals.

Hybrid, Plug-In, Extended Range and Battery Electric Vehicles We are investing in multiple technologies offering increasing levels of vehicle electrification including eAssist, plug-in hybrid, full hybrid, extended range and battery electric vehicles. We currently offer six models in the U.S. featuring some form of electrification and continue to develop plug-in hybrid electric vehicle technology and extended range electric vehicles such as the Chevrolet Volt. In 2016 we began production and sales of the Chevrolet Bolt EV, which provides an EPA-rated 238 miles of range on a full charge.

Car- and Ride-Sharing In 2016, we executed several steps in our strategy to redefine personal mobility. In January 2016 we announced a new car-sharing service called Maven, which combines our multiple car-sharing programs under a single brand. Maven gives customers access to highly personalized, on-demand mobility services. During 2016 we expanded our Maven offerings to 16 cities across the U.S. In January 2016 we also purchased a 9% equity ownership interest in Lyft, Inc. (Lyft), a privately held company, for $0.5 billion. In March 2016 we announced a new program called Express Drive, which leverages our Lyft relationship to expand our ride-sharing offerings. Under the Express Drive program, Lyft drivers in multiple cities across the U.S. can rent General Motors vehicles on a weekly basis. We are also considering additional options to expand our ride-sharing offerings. In November 2016 we announced that we are partnering with Uber Technologies Inc. (Uber) to pilot a program under which Uber drivers can rent General Motors vehicles on a weekly basis. Additionally, we plan to develop an integrated network of on-demand autonomous vehicles in the U.S.

Autonomous Technology We see autonomous technology leading to significant advances in convenience, mobility and safety, since more than 90% of crashes are caused by driver error. We have millions of miles of real-world experience with embedded connectivity through OnStar, LLC (OnStar) and advanced safety features that are the building blocks to more advanced automation features that we believe will eventually lead to fully autonomous vehicles. An example of advanced automation is Super Cruise, a hands-free driving customer convenience feature that will debut in 2017 on the Cadillac CT6 sedan.

In May 2016 we acquired all of the outstanding capital stock of Cruise Automation Inc. (Cruise), an autonomous vehicle technology company, to further accelerate our development of autonomous vehicles. We are also actively testing autonomous vehicles on public roads in San Francisco, California, Scottsdale, Arizona and Warren, Michigan.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

We currently offer 11 FlexFuel vehicles in the U.S. for the 2017 model year to retail customers plus an additional seven models to fleet and commercial customers capable of operating on gasoline, E85 ethanol or any combination of the two. In Brazil a substantial majority of vehicles sold were FlexFuel vehicles capable of running on 100% ethanol blends. We also market FlexFuel vehicles in other global markets where biofuels have emerged in the marketplace. In addition, we are studying ethanol-based fuels as well as other high-octane fuel blends and the role they can play in maximizing efficiencies of future internal combustion engine technology development to meet the escalating fuel economy and greenhouse gas emission regulations in the U.S. and other markets.

We produce CNG bi-fuel capable vehicles in Europe such as the Opel Zafira Tourer and the Opel Combo van. In the U.S. we are developing a program to offer a wide selection of truck and van options through a specialty vehicle manufacturing program, operating on CNG or LPG, which are suitable for fleet and commercial applications and retail customers alike. Availability is scheduled to begin in 2017. Globally, we offer CNG and LPG capable vehicles in select markets reflecting the infrastructure, regulatory focus and natural resource availability of the markets in which they are sold. We support the development of biodiesel blend fuels, which are alternative diesel fuels produced from renewable sources.

Hydrogen Fuel Cell Technology As part of our long-term strategy to reduce petroleum consumption and greenhouse gas emissions we are committed to development of our hydrogen fuel cell technology. Our Chevrolet Equinox fuel cell electric vehicle demonstration programs, such as Project Driveway, have accumulated more than 3 million miles of real-world driving by consumers, celebrities, business partners and government agencies. These programs are helping us identify consumer and infrastructure needs to understand the business case for potential production of vehicles with this technology. We are exploring non-traditional automotive uses for fuel cells in several areas, including demonstrations with the U.S. Army and U.S. Navy.

We signed a co-development agreement with Honda Motor Company in October 2016 for a next-generation fuel cell system and hydrogen storage technologies, aiming for the 2020 timeframe for commercialization. The collaboration expects to succeed by sharing expertise, economies of scale and common sourcing strategies and builds upon GM's and Honda Motor Company's strengths as leaders in hydrogen fuel cell technology.

Fuel Efficiency We are committed to improving fuel efficiency and meeting regulatory standards through a combination of strategies including: (1) extensive technology improvements to conventional powertrains; (2) increased use of smaller displacement engines and improved and advanced automatic transmissions; and (3) vehicle improvements including increased use of lighter, front-wheel drive architectures.

OnStar OnStar is a wholly-owned subsidiary of GM serving more than 7.2 million subscribers in the U.S., Canada, Mexico, China (through a joint venture), South America and Europe. OnStar is a provider of connected safety, security and mobility solutions and advanced information technology and is available on the majority of our 2017 model year vehicles. OnStar's key services include automatic crash response, stolen vehicle assistance, remote door unlock, turn-by-turn navigation, vehicle diagnostics, hands-free calling and 4G LTE wireless connectivity.

Intellectual Property We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. While none of these patents are individually material to our business as a whole, these patents are important to our operations and continued technological development. We hold a number of trademarks and service marks that are very important to our identity and recognition in the marketplace.

Raw Materials, Services and Supplies We purchase a wide variety of raw materials, parts, supplies, energy, freight, transportation and other services from numerous suppliers to manufacture our products. The raw materials primarily include steel, aluminum, resins, copper, lead and platinum group metals. We have not experienced any significant shortages of raw materials and normally do not carry substantial inventories of such raw materials in excess of levels reasonably required to meet our production requirements.

In some instances, we purchase systems, components, parts and supplies from a single source and may be at an increased risk for supply disruptions. The inability or unwillingness of these sources to supply us with parts and supplies could have a material adverse effect on our production capacity. Refer to Item 1A. Risk Factors for further discussion of these risks. Combined purchases

GENERAL MOTORS COMPANY AND SUBSIDIARIES

from our two largest suppliers have ranged from approximately 11% to 12% of our total purchases in the years ended December 31, 2016, 2015 and 2014.

Environmental and Regulatory Matters

Automotive Emissions Control We are subject to laws and regulations that require us to control automotive emissions, including vehicle exhaust emission standards, vehicle evaporative emission standards and onboard diagnostic (OBD) system requirements. Advanced OBD systems are used to identify and diagnose problems with emission control systems. Problems detected by the OBD system and in-use compliance monitoring may increase warranty costs and the likelihood of recall. Emission and OBD requirements become more stringent each year as vehicles must meet lower emission standards and new diagnostics are required throughout the world with very little harmonization of global regulations. Zero emission vehicle (ZEV) requirements have been adopted by some U.S. states as well as the Canadian Province of Quebec and there is the possibility that additional jurisdictions could adopt ZEV requirements in the future. While we believe all our products are designed and manufactured in material compliance with substantially all vehicle emissions requirements, regulatory authorities may conduct ongoing evaluations of the emissions compliance of products from all manufacturers. This includes vehicle emissions testing, including CO2 and nitrogen oxide emissions testing, and review of emission control strategies.

The U.S. federal government imposes stringent emission control requirements on vehicles sold in the U.S. and various state governments impose additional requirements. Canada’s federal government vehicle emission requirements are generally aligned with the U.S. federal requirements. Each model year we must obtain certification for each test group that our vehicles will meet emission requirements from the U.S. Environmental Protection Agency (EPA) before we can sell vehicles in the U.S. and Canada and from the California Air Resources Board (CARB) before we can sell vehicles in California and other states that have adopted the California emissions requirements.

CARB's latest emission requirements include more stringent exhaust emission and evaporative emission standards including an increase in ZEVs which must be offered for sale in California. CARB has adopted 2018 model year and later requirements for increasing volumes of ZEVs to achieve greenhouse gas as well as criteria pollutant emission reductions to help achieve the state's long-term greenhouse gas reduction goals. The EPA has adopted similar exhaust emission and evaporative emission standards which phase in with the 2017 model year, but do not include ZEV requirements. These new requirements will also increase the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance.

The Clean Air Act permits states that have areas with air quality compliance issues to adopt the California car and light-duty truck emission standards in lieu of the federal requirements. Thirteen states currently have these standards in effect and 10 of these 13 states have adopted the ZEV requirements.

Emissions in the European Union are regulated by the European Commission (EC) and by governmental authorities in each European Union Member State (EU Member States). The EC imposes emission control requirements on vehicles sold in all 28 EU Member States. We must demonstrate that vehicles will meet emission requirements from an approval authority in one EU Member State before we can sell vehicles in any EU Member State. The regulatory requirements include random testing of newly assembled vehicles and a manufacturer in-use surveillance program. The European Union requirements are equivalent in terms of stringency and implementation to the framework of the United Nations Economic Commission for Europe.

The existing level of European Union exhaust emission standards for cars and light-duty trucks, Euro 6, was effective in 2014 for new vehicle approvals and 2015 for new vehicle registrations. Future emission standards focus particularly on further reducing emissions from diesel vehicles by introducing new testing criteria based on “real world driving” emissions (RDE). RDE tests will become effective in 2017. The new requirements will require additional technologies and further increase the cost of diesel engines, which currently cost more than gasoline engines to manufacture. To comply with RDE tests we believe it will be necessary to implement technologies which will introduce additional cost pressures on the already challenging European Union market for small and mid-size diesel vehicles. Declines in diesel penetration may make fleet CO2 compliance more challenging. Gasoline engines are also affected by the new requirements. The potential implementation of technology into gasoline vehicles to reduce exhaust pollutant emissions may further increase the cost of gasoline engines and could have adverse effects on vehicle fuel economy.

In addition, increased scrutiny of compliance with emissions standards may result in changes to these standards, including the implementation of RDE tests, as well as stricter interpretations or redefinition of these standards and more rigorous enforcement. This may lead to increased costs, penalties, lack of certainty with respect to product portfolio planning, negative publicity or reputation impact for us. Refer to Item 1A. Risk Factors for further discussion of these risks.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the long-term, we expect that the EC will continue devising regulatory requirements on the emission test cycle, RDE, low temperature testing, fuel evaporation and OBD.

China has implemented European type China 4 standards nationally with European OBD requirements for new vehicle registrations. Cities such as Beijing, Shanghai and Guangzhou each currently require China 5 standards for new vehicle registrations. China implemented the China 5 standards for light duty gasoline nationwide at the beginning of 2017. The China 5 standards include more stringent emission requirements and increase the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance. China officially released a unique China 6 emission standard with the potential to combine elements of both European and U.S. standards. Local implementation is expected as early as 2018. Nationwide implementation for new registrations is expected in July 2020 for the base China 6a standard and July 2023 for the more stringent China 6b standard.

In South America certain countries follow the U.S. test procedures, standards and OBD requirements and others follow the European Union test procedures, standards and OBD requirements with different levels of stringency. Brazil implemented national L6 standards for light diesel vehicles in 2012 and OBD installation for light diesel vehicles in 2015. L6 standards for light gasoline vehicles were implemented in 2015 for all models.

Automotive Fuel Economy In the U.S., Corporate Average Fuel Economy (CAFE) reporting is required for three separate fleets: domestically produced cars, imported cars and light-duty trucks. Both car and light-duty truck standards were established using targets for various vehicle sizes and vehicle model sales volumes. In 2017 our domestic car standard is estimated to be 38.1 mpg, our import car standard is estimated to be 41.7 mpg, and our light-duty truck standard is estimated to be 27.6 mpg. Our current product plan is expected to be compliant with the federal CAFE program through the 2017 model year. In addition to federal CAFE reporting, the EPA requires compliance with greenhouse gas requirements that are similar to the CAFE program. Our current product plan is expected to be compliant with the federal greenhouse gas program through the 2017 model year. CARB has agreed that compliance with the federal program is deemed to be compliant with the California program for the 2012 through 2017 model years. Although Canada has no parallel CAFE-style fuel economy regulations there are Canadian greenhouse gas regulations that are aligned with the U.S. EPA regulations and Canadian fleets are expected to be compliant with these regulations through the 2017 model year. We regularly evaluate our current and future product plans and strategies for compliance with fuel economy and greenhouse gas regulations.

Unlike other jurisdictions, the European Union's climate change policy framework focuses on fleet average CO2 emissions rather than fuel economy. The European Union has implemented legislation regulating fleet average CO2 emissions in Europe and has adopted an even more stringent fleet average CO2 target for 2020. Requirements must be met through the introduction of CO2 reducing technologies on conventional gasoline and diesel engines or through ultra-low CO2 vehicles. We are developing a compliance plan by adopting operational CO2 targets for each market entry in Europe. The EC will also devise regulatory requirements on the CO2 emission test cycle as of 2017.

China has both an individual vehicle pass-fail type approval requirement based on Phase 3 standards and a fleet fuel consumption requirement based on Phase 4 standards effective in 2016. The China Phase 4 fleet fuel consumption standard is based on curb weight with full compliance to 5.0 L/100 km required by 2020. China has continued subsidies for plug-in hybrid, battery electric and fuel cell vehicles. China proposes a Phase 5 fleet fuel consumption standard effective beginning in 2021 with full compliance to 4.0L/100km required by 2025.

In Brazil the government has set fuel economy requirements called Inovar Auto. Original equipment manufacturers have mandatory fleet average compliance required by October 2017 resulting in a reduction from 2012 levels. The Brazilian government provides indirect tax incentives to eligible participant companies that meet certain requirements including these fuel economy targets. The level of potential indirect tax incentives varies based on the timing and degree to which the targets are met. Participating companies that fail to meet the required criteria are subject to clawback provisions and specific fines.

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

To mitigate the effects our worldwide operations have on the environment and reduce greenhouse gas emissions associated with waste disposal, we are committed to converting as many of our worldwide operations as possible to landfill-free operations. At December 31, 2016, 100 (or approximately 60%) of our manufacturing operations were landfill-free. Additionally we have 52

GENERAL MOTORS COMPANY AND SUBSIDIARIES

non-manufacturing operations that are landfill-free. At our landfill-free manufacturing operations approximately 90% of waste materials are reused or recycled and approximately 10% are converted to energy at waste-to-energy facilities. Including construction, demolition and remediation wastes, we estimate that we reused, recycled or composted over 2.5 million metric tons of waste materials at our global manufacturing operations, converted over 137,000 metric tons of waste materials to energy at waste-to-energy facilities and avoided approximately 9 million metric tons of greenhouse gas emissions in the year ended December 31, 2016.

In addition to minimizing our impact on the environment our landfill-free program and total waste reduction commitments generate revenue from the sale of production by-products, reduce our use of material, reduce our carbon footprint and help to reduce the risks and financial liabilities associated with waste disposal.

We continue to search for ways to increase our use of renewable energy and improve our energy efficiency and work to drive growth and scale of renewables. We have committed to meeting the electricity needs of our operations worldwide with renewable energy by 2050. At December 31, 2016 we had implemented projects globally that had increased our total renewable energy capacity to over 167 megawatts. In 2016 we also met the EPA Energy Star Challenge for Industry (EPA Challenge) at 12 of our sites globally by reducing energy intensity an average of 18% at these sites. To meet the EPA Challenge industrial sites must reduce energy intensity by 10% in five years or fewer. Two of the sites achieved the goal for the first time, bringing the total number of GM-owned sites to have met the EPA Challenge to 75, with many sites achieving the goal multiple times. These efforts minimize our utility expenses and are part of our approach to addressing climate change through setting a greenhouse gas emissions reduction target, collecting accurate data, following our business plan and publicly reporting progress against our target.

Chemical Regulations We continually monitor the implementation of chemical regulations to maintain compliance and evaluate their effect on our business, suppliers and the automotive industry.

Governmental agencies in both the U.S. and Canada continue to introduce new regulations and legislation related to the selection and use of chemicals or substances of concern by mandating broad prohibitions, green chemistry, life cycle analysis and product stewardship initiatives. These initiatives give broad regulatory authority to ban or restrict the use of certain chemical substances and potentially affect automobile manufacturers' responsibilities for vehicle components at the end of a vehicle's life, as well as chemical selection for product development and manufacturing. Chemical restrictions in Canada are progressing rapidly as a result of Environment Canada’s Chemical Management Plan to assess existing substances and implement risk management controls on any chemical deemed toxic. In June 2016, the U.S. enacted the Chemical Safety for the 21st Century Act that grants the EPA more authority to regulate and ban chemicals from use in the U.S. and is expected to increase the level of regulation of chemicals in vehicles. These emerging regulations will potentially lead to increases in costs and supply chain complexity. We believe that we are materially in compliance with substantially all of these requirements or expect to be materially in compliance by the required date.

In 2007 the European Union implemented its regulatory requirements, the EU REACH regulation among others, to register, evaluate, authorize and restrict the use of chemical substances. This regulation requires chemical substances manufactured in or imported into the European Union to be registered with the European Chemicals Agency before 2018. Under this regulation, “substances of very high concern” may either require authorization for further use or may be restricted in the future. This could potentially increase the cost of certain alternative substances that are used to manufacture vehicles and parts, or result in a supply chain disruption when a substance is no longer available to meet production timelines. Our research and development initiatives may be used to address future requirements. We believe that we are materially in compliance with substantially all of these requirements or expect to be materially in compliance by the required date.

There are various regulations in China stipulating the requirements for chemical management. Among other things, these regulations catalogue and restrict the use and the import and export of various chemical substances. The failure of our joint venture partners or our suppliers to comply with these regulations could disrupt production in China or prevent our joint venture partners from selling the affected products in the China market.

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

Automotive Financing - GM Financial GM Financial is our global captive automotive finance company and our global provider of automobile finance solutions. GM Financial conducts its business in North America, Europe, South America and through a joint venture in China.

GM Financial provides retail loan and lease lending across the credit spectrum. Additionally GM Financial offers commercial products to dealers that include new and used vehicle inventory financing, inventory insurance, working capital, capital improvement loans, and storage center financing.

In North America GM Financial's retail automobile finance programs include prime and sub-prime lending and full credit spectrum leasing. The sub-prime lending program is primarily offered to consumers with FICO scores less than 620 who have limited access to automobile financing through banks and credit unions and is expected to sustain a higher level of credit losses than prime lending. The leasing product is offered through our franchised dealers and primarily targets prime consumers leasing new vehicles. GM Financial has expanded its leasing, near prime and prime lending programs through our franchised dealers, and as a result, leasing and prime lending have become a larger percentage of originations and the retail portfolio balance.

Internationally GM Financial’s retail automobile finance programs focus on prime quality financing through loan and lease products.

Generally GM Financial seeks to fund its operations in each country through local sources to minimize currency and country risk. GM Financial primarily finances its loan, lease and commercial origination volume through the use of secured and unsecured credit facilities, through securitization transactions where such markets are developed and through the issuance of unsecured debt in public markets including accepting deposits from retail banking customers in Germany.

Employees At December 31, 2016 we employed 135,000 (60%) hourly employees and 90,000 (40%) salaried employees. At December 31, 2016 55,000 (53%) of our U.S. employees were represented by unions, a majority of which were represented by the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW). The following table summarizes worldwide employment (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
GMNA	124	115	110
GME	38	36	37
GMIO	32	32	33
GMSA	22	24	29
GM Financial	9	8	7
Total Worldwide	225	215	216

U.S. - Salaried	50	45	40
U.S. - Hourly	55	52	51

Executive Officers of the Registrant As of February 7, 2017 the names and ages of our executive officers and their positions with GM are as follows:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Name (Age)	Present GM Position (Effective Date)	Positions Held During the Past Five Years (Effective Date)
Mary T. Barra (55)	Chairman & Chief Executive Officer (2016)
Chief Executive Officer and Member of the Board of Directors (2014) Executive Vice President, Global Product Development, Purchasing & Supply Chain (2013)
Senior Vice President, Global Product Development (2011)

Daniel Ammann (44)	President (2014)	Executive Vice President & Chief Financial Officer (2013) Senior Vice President & Chief Financial Officer (2011)
Alan S. Batey (53)	Executive Vice President & President, North America (2014)
Senior Vice President, Global Chevrolet and Brand Chief and U.S. Sales and Marketing (2013)
GM Vice President, U.S. Sales and Service, and Interim GM Chief Marketing Officer (2012)
Vice President, U.S. Chevrolet Sales and Service (2010)

Alicia Boler-Davis (47)	Executive Vice President, Global Manufacturing (2016)	Senior Vice President, Global Connected Customer Experience (2014) Vice President, Global Quality and U.S. Customer Experience (2012)
Carel Johannes de Nysschen (56)	Executive Vice President & President, Cadillac (2014)	Infiniti Motor Company, President (2012) Audi of America, Inc., President (2004)
Barry L. Engle (53)	Executive Vice President & President, South America (2015)	Agility Fuel Systems, CEO (2011)
Stefan Jacoby (58)	Executive Vice President & President, GM International (2013)	Volvo Car Corporation - Global Chief Executive Officer and President (2010)
Craig B. Glidden (59)	Executive Vice President & General Counsel (2015)	LyondellBasell, Executive Vice President and Chief Legal Officer (2009)
Karl-Thomas Neumann (55)	Executive Vice President & President, Europe and Chairman of the Management Board of Opel Group GmbH (2013)	CEO, Opel Group GmbH & President, GM Europe (2013) Volkswagen Group China - Chief Executive Officer and President (2010)
John J. Quattrone (64)	Senior Vice President, Global Human Resources (2014)	VP of Human Resources, Global Product Development & Global Purchasing & Supply Chain / Corporate Strategy, Business Development & Global Planning & Program organizations (2009)
Mark L. Reuss (53)	Executive Vice President, Global Product Development, Purchasing & Supply Chain (2014)	Executive Vice President & President, North America (2013) GM Vice President & President, North America (2009)
Charles K. Stevens, III (57)	Executive Vice President & Chief Financial Officer (2014)	Chief Financial Officer, GM North America (2010) Interim Chief Financial Officer, GM South America (2011)
Matthew Tsien (56)	Executive Vice President & President, GM China (2014)	GM Consolidated International Operations Vice President, Planning, Program Management, & Strategic Alliances China (2012) Executive Vice President, SAIC GM Wuling (2009)
Thomas S. Timko (48)	Vice President, Controller & Chief Accounting Officer (2013)	Applied Materials Inc. - Corporate Vice President, Chief Accounting Officer, and Corporate Controller (2010)

There are no family relationships between any of the officers named above and there is no arrangement or understanding between any of the officers named above and any other person pursuant to which he or she was selected as an officer. Each of the officers named above was elected by the Board of Directors to hold office until the next annual election of officers and until his or her successor is elected and qualified or until his or her earlier resignation or removal. The Board of Directors elects the officers immediately following each annual meeting of the stockholders and may appoint other officers between annual meetings.

Segment Reporting Data Operating segment data and principal geographic area data for the years ended December 31, 2016, 2015 and 2014 are summarized in Note 23 to our consolidated financial statements.

Website Access to Our Reports Our internet website address is www.gm.com. In addition to the information about us and our subsidiaries contained in this 2016 Form 10-K information about us can be found on our website including information on our corporate governance principles and practices. Our Investor Relations website at www.gm.com/investors contains a significant amount of information about us, including financial and other information for investors. We encourage investors to visit our website,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

as we frequently update and post new information about our company on our website and it is possible that this information could be deemed to be material information. Our website and information included in or linked to our website are not part of this 2016 Form 10-K.

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

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations could be materially adversely affected by the factors described below. The risks described below are not the only risks facing our operations. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse impact on our business and results of operations.

If we do not deliver new products, services and customer experiences in response to new participants in the automotive industry, our business could suffer. We believe that the automotive industry will experience significant and continued change in the coming years. In addition to our traditional competitors, we must also be responsive to the entrance of non-traditional participants in the automotive industry. These non-traditional participants may seek to disrupt the historic business model of the industry through the introduction of new technologies, new products or services, new business models or new methods of travel. It is strategically significant that we lead the technological disruption occurring in our industry. As our business evolves, the pressure to innovate will encompass a wider range of products and services, including products and services that may be outside of our historically core business, such as autonomous vehicles, car- and ride-sharing and transportation as a service. If we do not accurately predict, prepare for and respond to new kinds of technological innovations, market developments and changing customer needs, our sales, profitability and long-term competitiveness may be harmed.

Our ability to maintain profitability is dependent upon our ability to fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers. We operate in a very competitive industry with market participants routinely introducing new and improved vehicle models designed to meet rapidly evolving consumer expectations. Producing new and improved vehicle models competitively and preserving our reputation for designing, building and selling high quality cars and trucks is critical to our long-term profitability. We will launch a substantial number of new vehicles in 2017. Successful launches of our new vehicles are critical to our short-term profitability. In addition, our growth strategies require us to make significant investment in our brands to appeal to new markets.

Our long-term profitability depends upon successfully creating and funding technological innovations in design, engineering and manufacturing, which requires extensive capital investment and the ability to retain and recruit talent. In some cases the technologies that we plan to employ are not yet commercially practical and depend on significant future technological advances by us and by our suppliers. Although we will seek to obtain intellectual property protection for our innovations to protect our competitive position, it is possible we may not be able to protect some of these innovations. There can be no assurance that advances in technology will occur in a timely or feasible way, or that others will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage.
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our profitability is dependent upon the success of full-size pick-up trucks and SUVs. While we offer a balanced and complete portfolio of small, mid-size and large cars, crossovers, sport utility vehicles (SUVs) and trucks, we generally recognize higher profit margins on our full-size pick-up trucks and SUVs. Our success is dependent upon consumer preferences and our ability to sell higher margin vehicles in sufficient volumes. Any shift in consumer preferences toward smaller, more fuel efficient vehicles, whether as a result of increases in the price of oil or any sustained shortage of oil, including as a result of global political instability or other reasons, could weaken the demand for our higher margin full-size pick-up trucks and SUVs.

Our business is highly dependent upon global automobile market sales volume, which can be volatile. Our business and financial results are highly sensitive to sales volume, changes to which can have a disproportionately large effect on our profitability. A number of economic and market conditions drive changes in vehicle sales, including real estate values, levels of unemployment, availability of affordable financing, fluctuations in the cost of fuel, consumer confidence, political unrest and global economic conditions. We cannot predict future economic and market conditions with certainty.

Our business in China is subject to aggressive competition. Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive market in China is highly competitive with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share.

The international scale and footprint of our operations exposes us to additional risks. We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture our products. Our global operations subject us to extensive domestic and foreign regulations and expose us to a variety of domestic and foreign political, economic and other risks, including: changes in foreign or domestic government leadership; changes in foreign or domestic laws or regulations impacting our overall business model or restricting our ability to manufacture, purchase or sell products, and political pressures to change any aspect of our business model or practices and source raw materials, components, systems and parts on competitive terms in a manner consistent with our current practice; changes in domestic or foreign tax laws; economic tensions between governments and changes in international trade and investment policies, including restrictions on the repatriation of dividends, especially between the U.S. and China, more detailed inspections, new or higher tariffs, for example, on products imported from Mexico into the U.S.; new barriers to entry or domestic preference procurement requirements, or changes to or withdrawals from free trade agreements; changes in foreign currency exchange rates and interest rates; economic downturns in foreign countries or geographic regions where we have significant operations, such as China; significant changes in conditions in the countries in which we operate with the effect of competition from new market entrants and in the United Kingdom (U.K.) with passage of a referendum to discontinue membership in the European Union; differing local product preferences and product requirements, including fuel economy, vehicle emissions and safety; impact of compliance with U.S. and other foreign countries’ export controls and economic sanctions; liabilities resulting from U.S. and foreign laws and regulations, including those related to the Foreign Corrupt Practices Act and certain other anti-corruption laws; differing labor regulations and union relationships; and difficulties in obtaining financing in foreign countries for local operations.

A significant amount of our operations are conducted by joint ventures that we cannot operate solely for our benefit. Many of our operations, primarily in China, are carried out by joint ventures. In joint ventures we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures we are required to foster our relationships with our co-owners as well as promote the overall success of the joint venture, and if a co-owner changes or relationships deteriorate, our success in the joint venture may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, therefore we do not receive all the benefits from our successful joint ventures. In addition, because we share ownership and management with one or more parties, we may have limited control over the actions of a joint venture, particularly when we own a minority interest. As a result, we may be unable to prevent misconduct or other violations of applicable laws by a joint venture. Moreover, a joint venture may not follow the same requirements regarding compliance, internal controls and internal control over financial reporting that we follow. To the extent another party makes decisions that negatively impact the joint venture or internal control issues arise within the joint venture, we may have to take responsive or other action or we may be subject to penalties, fines or other related actions for these activities.

We are subject to extensive laws, governmental regulations and policies, including those regarding fuel economy and emissions controls, that can significantly increase our costs and affect how we do business. We are significantly affected by governmental

GENERAL MOTORS COMPANY AND SUBSIDIARIES

regulations that can increase costs related to the production of our vehicles and affect our product portfolio. Meeting or exceeding many of these regulations is costly and often technologically challenging, especially where standards may not be harmonized across jurisdictions, a significant challenge with respect to mandated emissions and fuel economy standards. We anticipate that the number and extent of these regulations, and the related costs and changes to our product portfolio, may increase significantly in the future. These government regulatory requirements could significantly affect our plans for global product development and given the uncertainty surrounding enforcement and regulatory definitions, may result in substantial costs, including civil or criminal penalties. In addition, an evolving but un-harmonized regulatory framework may limit or dictate the types of vehicles we sell and where we sell them, which can affect revenue. Refer to the "Environmental and Regulatory Matters" section of Item 1. Business for further information on these regulatory requirements. We also expect that manufacturers will continue to be subject to increased scrutiny from regulators globally. For example, in Germany, the Ministry of Transportation and the Kraftfahrt-Bundesamt have requested the participation of a number of automotive manufacturers, including our German subsidiary, in continuing discussions on emissions control issues and have also requested, from time to time, written responses from our subsidiary on the subject. Our German subsidiary has participated in these discussions and has provided the requested responses to inquiries concerning nitrogen oxide emission control systems of its diesel engines. In addition, the German and the EU Parliaments have instigated Inquiry Commissions into government agencies' oversight of emissions enforcement, requesting our German subsidiary's participation. At the same time, the German government has initiated further industry-wide inquiries about CO2 emissions. This scrutiny, regulatory changes or novel interpretations of current regulations, as well as increased enforcement has led to and may result in further increased testing and re-testing of our vehicles and analysis of their emissions control systems, which could lead to increased costs, penalties, negative publicity or reputational impact, and recall activity if regulators determine that emission levels and required regulatory compliance should be based on either a wider spectrum of driving conditions for future testing parameters or stricter or novel interpretations and consequent enforcement of existing requirements. No assurance can be given that the ultimate outcome of any potential investigations or increased testing resulting from this scrutiny would not materially and adversely affect us.

We expect that to comply with fuel economy and emission control requirements we will be required to sell a significant volume of hybrid electric vehicles, as well as develop and implement new technologies for conventional internal combustion engines, all at increased cost levels. There is no assurance that we will be able to produce and sell vehicles that use such technologies on a profitable basis or that our customers will purchase such vehicles in the quantities necessary for us to comply with these regulatory programs. Alternative compliance measures may not be sufficiently available in the marketplace to meet volume driven compliance requirements.

In the current uncertain regulatory framework, environmental liabilities for which we may be responsible and that are not reasonably estimable could be substantial. Alleged violations of safety or emissions standards could result in legal proceedings, the recall of one or more of our products, negotiated remedial actions, fines, restricted product offerings or a combination of any of those items. Any of these actions could have substantial adverse effects on our operations including facility idling, reduced employment, increased costs and loss of revenue.

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

If, in the discretion of the U.S. Attorney’s Office for the Southern District of New York (the Office), we do not comply with the terms of the Deferred Prosecution Agreement (the DPA), the Office may prosecute us for charges alleged by the Office including those relating to faulty ignition switches. On September 17, 2015 we announced that we entered into the DPA with the Office regarding its investigation of the events leading up to certain recalls announced in February and March of 2014 relating to faulty ignition switches. Under the DPA, we consented to, among other things, the filing of a two-count information (the Information) in the U.S. District Court for the Southern District of New York charging GM with a scheme to conceal material facts from a government regulator and wire fraud. We pled not guilty to the charges alleged in the Information. The DPA further provides that, in the event the Office determines during the period of deferral of prosecution (or any extensions thereof) that we have violated any provision of the DPA, including violating any U.S. federal law or our obligation to cooperate with and assist the independent monitor, the Office may, in its discretion, either prosecute us on the charges alleged in the Information or impose an extension of the period of deferral of prosecution of up to one additional year. Under such circumstance, the Office would be permitted to rely

GENERAL MOTORS COMPANY AND SUBSIDIARIES

upon the admissions we made in the DPA and would benefit from our waiver of certain procedural and evidentiary defenses. Such a criminal prosecution could subject us to penalties.

The costs and effect on our reputation of product safety recalls could materially adversely affect our business. Government safety standards require manufacturers to remedy certain product safety defects through recall campaigns. Under these standards, we could be subject to civil or criminal penalties or may incur various costs, including significant costs for free repairs. At present, the costs we incur in connection with these recalls typically include the cost of the part being replaced and labor to remove and replace the defective part. We currently source a variety of systems, components, raw materials and parts, including but not limited to air bag inflators, from third parties. From time to time these items may have performance or quality issues that could harm our reputation and cause us to incur significant costs. For example, we are currently conducting recalls for certain Takata Corporation (Takata) air bag inflators used in some of our prior model year vehicles. We are continuing to assess the situation. Further recalls, if any, that may be required to remediate Takata air bag inflators in our vehicles could have a material impact on our business. In addition, product recalls can harm our reputation and cause us to lose customers, particularly if those recalls cause consumers to question the safety or reliability of our products. Conversely not issuing a recall or not issuing a recall on a timely basis can harm our reputation, potentially expose us to significant monetary penalties, and cause us to lose customers for the same reasons as expressed above.

Any disruption in our suppliers' operations could disrupt our production schedule. Our automotive operations are dependent upon the continued ability of our suppliers to deliver the systems, components, raw materials and parts that we need to manufacture our products. Our use of “just-in-time” manufacturing processes allows us to maintain minimal inventory quantities of systems, components, raw materials and parts. As a result our ability to maintain production is dependent upon our suppliers delivering sufficient quantities of systems, components, raw materials and parts on time to meet our production schedules. In some instances we purchase systems, components, raw materials and parts from a single source and may be at an increased risk for supply disruptions. Financial difficulties or solvency problems with our suppliers, including Takata, which may be exacerbated by the cost of remediating quality issues with these items, could lead to uncertainty in our supply chain or cause supply disruptions for us which could, in turn, disrupt our operations, including production of certain of our higher margin vehicles. Where we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of systems, components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely.

We are dependent on our manufacturing facilities around the world. We assemble vehicles at various facilities around the world. These facilities are typically designed to produce particular models for particular geographic markets. No single facility is designed to manufacture our full range of vehicles. In some cases certain facilities produce products that disproportionately contribute a greater degree to our profitability than others. Should these or other facilities become unavailable either temporarily or permanently for any number of reasons, including labor disruptions, the inability to manufacture vehicles there may result in harm to our reputation, increased costs, lower revenues and the loss of customers. We may not be able to easily shift production of vehicles at an inoperable facility to other facilities or to make up for lost production. Any new facility needed to replace an inoperable manufacturing facility would need to comply with the necessary regulatory requirements, need to satisfy our specialized manufacturing requirements and require specialized equipment. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available or any losses which may be excluded under our insurance policies.

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

Domestic manufacturers in lower cost countries, such as China and India, have become competitors in key emerging markets and announced their intention to export their products to established markets as a low cost alternative to established entry-level automobiles. In addition, foreign governments may decide to implement tax and other policies that favor their domestic manufacturers at the expense of international manufacturers, including GM and its joint venture partners. These actions have had, and are expected to continue to have, a significant negative effect on our vehicle pricing, market share and operating results, and present a significant risk to our ability to enhance our revenue per vehicle.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We may continue to restructure or divest our operations in various countries, but we may not succeed in doing so. We face difficult market and operating conditions in certain parts of the world that may require us to restructure or rationalize these operations, which may result in impairments. In many countries across our regions we have experienced challenges in our operations and continue to strategically assess the manner in which we operate in certain countries. As we continue to assess our performance throughout our regions, additional restructuring and rationalization actions may be required and may be material.

Our future competitiveness and ability to achieve long-term profitability depends on our ability to control our costs, which requires us to successfully implement operating effectiveness initiatives throughout our automotive operations. We are continuing to implement a number of operating effectiveness initiatives to improve productivity and reduce costs. Our future competitiveness depends upon our continued success in implementing these initiatives throughout our automotive operations. While some of the elements of cost reduction are within our control, others, such as interest rates or return on investments, which influence our expense for pensions, depend more on external factors, and there can be no assurance that such external factors will not materially adversely affect our ability to reduce our costs. Reducing costs may prove difficult due to our focus on increasing advertising and our belief that engineering and other expenses necessary to improve the performance, safety and customer satisfaction of our vehicles and to continue to innovate our technology and product offerings to meet changing customer needs and market developments are likely to increase.

Security breaches and other disruptions to our vehicles, information technology networks and systems could interfere with the safety of our customers or our operations and could compromise the confidentiality of private customer data or our proprietary information. We rely upon information technology networks and systems, including in-vehicle systems and mobile devices, some of which are managed by third-parties, to process, transmit and store electronic information, and to manage or support a variety of vehicle or business processes and activities. Additionally we collect and store sensitive data, including intellectual property, proprietary business information, proprietary business information of our dealers and suppliers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks and in-vehicle systems, and the processing and maintenance of this information, is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and systems and in-vehicle systems may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors or malfeasance by employees, contractors and others who have access to our networks and systems or computer viruses. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. These occurrences could also impact vehicle safety. We have been the target of these types of attacks in the past and future attacks are likely to occur. If successful, these types of attacks on our network or systems, including in-vehicle systems and mobile devices, or service failures could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition, any such access, disruption, technological failures, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and reduce the competitive advantage we hope to derive from our investment in advanced technologies.

We rely on GM Financial to provide financial services to our dealers and customers in a majority of the markets in which we sell vehicles. GM Financial faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations and its ability to provide leasing and financing to retail consumers and commercial lending to our dealers to support additional sales of our vehicles. We rely on GM Financial in North America, Europe, South America and China to support leasing and sales of our vehicles to consumers requiring vehicle financing and also to provide commercial lending to our dealers. Any reduction in GM Financial's ability to provide such financial services would negatively affect our efforts to support additional sales of our vehicles and expand our market penetration among consumers and dealers.

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
The primary factors that could adversely affect GM Financial's business and operations and reduce its ability to provide financing services at competitive rates include the availability of borrowings under its credit facilities to fund its retail and commercial finance activities; its ability to access a variety of financing sources including the asset-backed securities market and other secured

GENERAL MOTORS COMPANY AND SUBSIDIARIES

and unsecured debt markets; the performance of loans and leases in its portfolio, which could be materially affected by delinquencies, defaults or prepayments; wholesale auction values of used vehicles; higher than expected vehicle return rates and the residual value performance on vehicles GM Financial leases to customers; fluctuations in interest rates and currencies; and changes to regulation, supervision and licensing across various jurisdictions, including new regulations or sanctions imposed in the U.S. by the Department of Justice, SEC and Consumer Financial Protection Bureau.

Our defined benefit pension plans are currently underfunded and our pension funding requirements could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, declining interest rates, changes in laws or regulations, changes in assumptions or investments that do not achieve adequate returns. Our employee benefit plans currently hold a significant amount of equity and fixed income securities. A detailed description of the investment funds and strategies is disclosed in Note 14 to our consolidated financial statements, which also describes significant concentrations of risk to the plan investments.

There are additional risks due to the complexity and magnitude of our investments. Examples include implementation of significant changes in investment policy, insufficient market liquidity in particular asset classes and the inability to quickly rebalance illiquid and long-term investments.

Our future funding requirements for our U.S. defined benefit pension plans depend upon the future performance of assets placed in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans and any changes in government laws and regulations. Future funding requirements generally increase if the discount rate decreases or if actual asset returns are lower than expected asset returns, assuming other factors are held constant. Our potential funding requirements are described in Note 14 to our consolidated financial statements.

Factors which affect future funding requirements for our U.S. defined benefit plans generally affect the required funding for non-U.S. plans. Certain plans outside the U.S. do not have assets and therefore the obligation is funded as benefits are paid. If local legal authorities increase the minimum funding requirements for our non-U.S. plans, we could be required to contribute more funds.

*  *  *  *  *  *  *

Item 1B. Unresolved Staff Comments

None

*  *  *  *  *  *  *

Item 2. Properties

At December 31, 2016 we had over 100 locations in the U.S., excluding our automotive financing operations and dealerships, which are primarily for manufacturing, assembly, distribution, warehousing, engineering and testing. Leased properties are primarily composed of warehouses and administration, engineering and sales offices.

We have manufacturing, assembly, distribution, office or warehousing operations in 61 countries, including equity interests in associated companies which perform manufacturing, assembly, or distribution operations. The major facilities outside the U.S., which are principally vehicle manufacturing and assembly operations, are located in Argentina, Australia, Brazil, Canada, China, Colombia, Ecuador, Egypt, Germany, Kenya, Mexico, Poland, South Africa, South Korea, Spain, Thailand and the U.K.

GM Financial leases facilities for administration and regional credit centers. GM Financial has 50 facilities, of which 25 are located in the U.S. The major facilities outside the U.S. are located in Brazil, Canada, China, Germany, Mexico and the U.K.

We, our subsidiaries, or associated companies in which we own an equity interest, own most of the above facilities.

*  *  *  *  *  *  *

Item 3. Legal Proceedings

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Refer to the discussion in the Litigation-Related Liability and Tax Administrative Matters section in Note 15 to our consolidated financial statements for information relating to legal proceedings.

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

	Years Ended December 31,
	2016		2015
	High	Low	High	Low
First quarter	$33.54	$26.69	$38.99	$32.36
Second quarter	$33.41	$27.34	$37.45	$33.06
Third quarter	$32.87	$27.52	$33.61	$24.62
Fourth quarter	$37.74	$30.21	$36.88	$29.98

Holders At January 31, 2017 we had 1.5 billion issued and outstanding shares of common stock held by 591 holders of record.

Dividends Our Board of Directors began declaring quarterly dividends on our common stock in the three months ended March 31, 2014. It is anticipated that dividends on our common stock will continue to be declared and paid quarterly. However the declaration of any dividend on our common stock is a matter to be acted upon by our Board of Directors in its sole discretion. Any dividend will be paid out of funds legally available for that purpose. Our payment of dividends in the future will depend on business conditions, our financial condition, earnings, liquidity and capital requirements and other factors. Refer to Item 6. Selected Financial Data for cash dividends declared on our common stock for the years ended December 31, 2016, 2015 and 2014.

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended December 31, 2016:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
October 1, 2016 through October 31, 2016	41,719	$32.06	—	$4.0 billion
November 1, 2016 through November 30, 2016	18,532,366	$32.92	17,906,695	$3.4 billion
December 1, 2016 through December 31, 2016	11,537,206	$36.25	11,311,477	$3.0 billion
Total	30,111,291	$34.19	29,218,172
__________

(a)
Shares purchased consist of: (1) shares purchased under our previously announced common stock repurchase program; (2) shares retained by us for the payment of the exercise price upon the exercise of warrants; and (3) shares delivered by employees or directors to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs) relating to compensation plans. Refer to Note 21 to our consolidated financial statements for additional details on employee stock incentive plans and Note 19 to our consolidated financial statements for additional details on warrants issued.

(b)
In January 2016 our Board of Directors authorized the purchase of up to an additional $4 billion of our common stock under our previously announced common stock repurchase program before the end of 2017. In January 2017 we announced that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

*  *  *  *  *  *  *

Item 6. Selected Financial Data

	At and for the Years Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data:
Total net sales and revenue	$166,380	$152,356	$155,929	$155,427	$152,256
Net income(a)	$9,268	$9,615	$4,018	$5,331	$6,136
Net income attributable to stockholders	$9,427	$9,687	$3,949	$5,346	$6,188
Net income attributable to common stockholders(b)	$9,427	$9,687	$2,804	$3,770	$4,859
Basic earnings per common share(a)(b)	$6.12	$6.11	$1.75	$2.71	$3.10
Diluted earnings per common share(a)(b)	$6.00	$5.91	$1.65	$2.38	$2.92
Dividends declared per common share	$1.52	$1.38	$1.20	$—	$—
Balance Sheet Data:
Total assets(c)	$221,690	$194,338	$177,311	$166,231	$149,422
Automotive notes and loans payable	$10,752	$8,765	$9,350	$7,098	$5,172
GM Financial notes and loans payable(c)	$73,876	$54,346	$37,315	$28,972	$10,878
Total equity	$44,075	$40,323	$36,024	$43,174	$37,000
_________

(a)
In the year ended December 31, 2015 we recorded the reversal of deferred tax asset valuation allowances of $3.9 billion in GME and recorded charges related to the Ignition Switch Recall for various legal matters of approximately $1.6 billion. In the year ended December 31, 2014 we recorded charges of approximately $2.9 billion in Automotive cost of sales related to recall campaigns and courtesy transportation, a catch-up adjustment of $0.9 billion related to the change in estimate for recall campaigns and a charge of $0.4 billion related to the Ignition Switch Recall compensation program. In the year ended December 31, 2012 we recorded Goodwill impairment charges of $27.1 billion, the reversal of deferred tax asset valuation allowances of $36.3 billion in the U.S. and Canada, pension settlement charges of $2.7 billion and GME long-lived asset impairment charges of $5.5 billion.

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

(c)	In the year ended December 31, 2013 GM Financial acquired Ally Financial Inc.'s international operations in Europe and Latin America.

*  *  *  *  *  *  *

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and Item 1A. "Risk Factors" for a discussion of these risks and uncertainties.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Non-GAAP Measures Our non-GAAP measures include earnings before interest and taxes (EBIT)-adjusted presented net of noncontrolling interests, EPS-diluted-adjusted, return on invested capital-adjusted (ROIC-adjusted) and adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

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

EBIT-adjusted is used by management and can be used by investors to review our consolidated operating results because it excludes automotive interest income, automotive interest expense and income taxes as well as certain additional adjustments that are not considered part of our core operations. Examples of adjustments to EBIT include but are not limited to impairment charges related to goodwill; impairment charges on long-lived assets and other exit costs resulting from strategic shifts in our operations or discrete market and business conditions; costs arising from the ignition switch recall and related legal matters; and certain currency devaluations associated with hyperinflationary economies. For EBIT-adjusted and our other non-GAAP measures, once we have made an adjustment in the current period for an item, we will also adjust the related non-GAAP measure in any future periods in which there is an impact from the item.

EPS-diluted-adjusted is used by management and can be used by investors to review our consolidated diluted earnings per share results on a consistent basis. EPS-diluted-adjusted is calculated as net income attributable to common stockholders-diluted less certain adjustments noted above for EBIT-adjusted and gains or losses on the extinguishment of debt obligations on an after-tax basis as well as redemptions of preferred stock and certain income tax adjustments divided by weighted-average common shares outstanding-diluted. Examples of income tax adjustments include the establishment or reversal of significant deferred tax asset valuation allowances.

ROIC-adjusted is used by management and can be used by investors to review our investment and capital allocation decisions. We define ROIC-adjusted as EBIT-adjusted for the trailing four quarters divided by average net assets, which is considered to be the average equity balances adjusted for average automotive debt and interest liabilities, exclusive of capital leases; average automotive net pension and other postretirement benefits (OPEB) liabilities; and average automotive net income tax assets during the same period.

Adjusted automotive free cash flow is used by management and can be used by investors to review the liquidity of our automotive operations and to measure and monitor our performance against our capital allocation program and evaluate our automotive liquidity against the substantial cash requirements of our automotive operations. We measure adjusted automotive free cash flow as automotive cash flow from operations less capital expenditures adjusted for management actions, primarily related to strengthening our balance sheet, such as prepayments of debt and discretionary contributions to employee benefit plans. Refer to the “Liquidity and Capital Resources” section of this MD&A for our reconciliation of Net Automotive cash provided by (used in) operating activities under U.S. GAAP to this non-GAAP measure.

The following table reconciles Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted used in the calculation of ROIC-adjusted:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,
	2016	2015	2014
Net income attributable to stockholders	$9,427	$9,687	$3,949
Income tax expense (benefit)	2,416	(1,897)	228
Gain on extinguishment of debt	—	(449)	(202)
Automotive interest expense	572	443	403
Automotive interest income	(185)	(169)	(211)
Adjustments
Ignition switch recall and related legal matters(a)	300	1,785	400
Recall campaign catch-up adjustment(b)	—	—	874
Thailand asset impairments(c)	—	297	158
Venezuela currency devaluation and asset impairment(d)	—	720	419
Russia exit costs and asset impairment(e)	—	438	245
Goodwill impairment	—	—	120
Other	—	(41)	111
Total adjustments	300	3,199	2,327
EBIT-adjusted	$12,530	$10,814	$6,494
________

(a)
These adjustments were excluded because of the unique events associated with the ignition switch recall. These events included the creation of the ignition switch recall compensation program, as well as various investigations, inquiries, and complaints from various constituents.

(b)	This adjustment was excluded because it resulted from our decision to change the method we use to estimate costs associated with recall campaigns in GMNA.

(c)	These adjustments were excluded because of the significant restructuring of our Thailand operations and the strategic actions taken to focus on the production of pick-up trucks and SUVs.

(d)
This adjustment was excluded because of the devaluation of the Venezuela Bolivar Fuerte (BsF), our inability to transact at the Complementary System of Foreign Currency Administration (SICAD) rate to obtain U.S. Dollars and the market restrictions imposed by the Venezuelan government.

(e)
These adjustments were excluded because they were driven by deteriorating market conditions in Russia, which led to asset impairments in 2014 and our decision to exit the Russia market in 2015. The Russia exit costs primarily consisted of sales incentives, dealer restructuring and other contract cancellation costs, and asset impairments.

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Years Ended December 31,
	2016		2015		2014
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$9,427	$6.00	$9,686	$5.91	$2,786	$1.65
Adjustments
Gain on extinguishment of debt	—	—	(449)	(0.27)	(202)	(0.12)
Redemption and purchase of Series A preferred stock	—	—	—	—	794	0.47
All other adjustments(a)	300	0.19	3,199	1.95	2,327	1.38
Total adjustments	300	0.19	2,750	1.68	2,919	1.73
Tax effect on adjustments(b)	(114)	(0.07)	(201)	(0.13)	(561)	(0.33)
Tax adjustments(c)	—	—	(4,001)	(2.44)	—	—
EPS-diluted-adjusted	$9,613	$6.12	$8,234	$5.02	$5,144	$3.05
________

(a)	Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for the details of each individual adjustment.

(b)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction in which the adjustment relates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(c)
These adjustments primarily consist of the tax benefit related to the valuation allowance reversal in Europe. The adjustment was excluded because valuation allowance reversals are not considered part of our core operations.

We define return on equity (ROE) as Net income attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Years Ended December 31,
	2016	2015	2014
Net income attributable to stockholders	$9.4	$9.7	$3.9
Average equity	$43.6	$37.0	$41.3
ROE	21.6%	26.2%	9.6%

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Years Ended December 31,
	2016	2015	2014
EBIT-adjusted(a)	$12.5	$10.8	$6.5
Average equity	$43.6	$37.0	$41.3
Add: Average automotive debt and interest liabilities (excluding capital leases)	10.0	8.1	6.8
Add: Average automotive net pension & OPEB liability	24.5	28.3	26.5
Less: Average automotive net income tax asset	(34.8)	(33.6)	(32.4)
ROIC-adjusted average net assets	$43.3	$39.8	$42.2
ROIC-adjusted	28.9%	27.2%	15.4%
________

(a)	Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A.

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

In addition to our EBIT-adjusted margin improvement goal, our overall financial targets include expected total annual operational and functional cost savings of $6.5 billion through 2018 compared to 2014 costs, of which approximately $4 billion has been realized as of December 31, 2016, and which we expect will more than offset our incremental investments in brand building, engineering and technology as we launch new products in 2017 and beyond; and execution of our capital allocation program as described in the "Liquidity and Capital Resources" section of this MD&A.

For the year ending December 31, 2017 we expect to continue to generate strong consolidated financial results including improved total net sales and revenue, EBIT-adjusted and EBIT-adjusted margins that equal or exceed the corresponding amounts in 2016, ROIC-adjusted of greater than 25%, Automotive operating cash flow of approximately $15 billion, adjusted automotive free cash flow of approximately $6 billion and EPS-diluted and EPS-diluted-adjusted of between $6.00 and $6.50. We do not consider the potential future impact of adjustments on our expected financial results. We expect these financial results in part to be driven by favorable shifts in mix for our new or refreshed product launches, including crossovers.

The following table reconciles expected automotive net cash provided by operating activities under U.S. GAAP to expected adjusted automotive free cash flow (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Year Ending December 31, 2017
Automotive net cash provided by operating activities	$15
Less: expected capital expenditures	(9)
Adjusted automotive free cash flow	$6

We face continuing challenges from a market, operating and regulatory standpoint in a number of countries across the globe due to, among other factors, weak economic conditions, competitive pressures, our product portfolio offerings, emissions standards, foreign exchange volatility and political uncertainty. As a result of these conditions, we continue to strategically assess our performance and ability to achieve acceptable returns on our invested capital. As we continue to assess our performance, additional restructuring and rationalization actions may be required or a determination may be made that the carrying amount of our long-lived assets may not be recoverable in certain of these countries. Such a determination may give rise to future asset impairments or other charges which may have a material impact on our results of operations.

GMNA In the year ended December 31, 2016 industry sales to retail and fleet customers were 21.9 million units representing a 1.7% increase compared to the corresponding period in 2015 due to strong consumer demand driven by credit availability, low interest rates and low fuel prices.

In the year ended December 31, 2016 our vehicle sales in the U.S., our largest market in North America, totaled 3.0 million units for market share of 17.0%, representing a decrease of 0.3 percentage points compared to the corresponding period in 2015. The decrease in our U.S. market share was driven primarily by lower fleet market share due to a planned reduction in rental deliveries, partially offset by higher retail market share. U.S. retail sales, generally more profitable than fleet sales, generated an increase of 0.5 percentage points in market share, primarily driven by Chevrolet.

We achieved EBIT-adjusted margins of 10.1% during 2016 on continued strength of U.S. industry light vehicle sales, new product launches and material and other cost savings, which partially offset launch related costs. Based on our current cost structure, we continue to estimate GMNA’s breakeven point at the U.S. industry level to be in the range of 10.0 - 11.0 million units. We expect to sustain an EBIT-adjusted margin of 10% in 2017 on continued strength of U.S. industry light vehicle sales, key product launches and continued focus on overall cost savings.

GME As a result of moderate economic growth across Europe (excluding Russia) automotive industry sales to retail and fleet customers continued improving in the year ended December 31, 2016 with industry sales to retail and fleet customers of 18.8 million units representing a 6.1% increase compared to the corresponding period in 2015.

Our European operations are benefiting from this trend and vehicle sales continue to show signs of improvement underscored by further improvement in our Opel and Vauxhall retail vehicle sales of 1.2 million units for market share of 5.7% in the year ended December 31, 2016 consistent with the corresponding period in 2015. We continue to implement various strategic actions to strengthen our operations and increase our competitiveness.

Despite the improvements we experienced through most of 2016 we were unable to overcome the impacts of the U.K. referendum vote to leave the European Union (Brexit) resulting in a $0.3 billion unfavorable impact due primarily to adverse movement in the British Pound against the U.S. Dollar.

We anticipate the impacts of Brexit to continue through 2017. We also anticipate headwinds associated with industry pricing pressures and increased costs associated with depreciation, amortization, marketing and costs associated with our new product launches. We intend to mitigate these headwinds with the full benefit of our recently launched Astra and Mokka X along with the 2017 launches of the Insignia, Ampera E, and two new crossovers that we believe will substantially increase our competitiveness in this growing market.

The German Ministry of Transportation and the Kraftfahrt-Bundesamt have requested the participation of a number of automotive manufacturers, including our German subsidiary, in continuing discussions on emissions control issues and have also requested, from time to time, written responses from our subsidiary on the subject. Our German subsidiary has participated in these discussions and has provided the requested responses to inquiries concerning nitrogen oxide emission control systems of its diesel engines. In addition, the German and the EU Parliaments have instigated Inquiry Commissions into government agencies' oversight of emissions enforcement, requesting our German subsidiary's participation. At the same time, the German government has instigated further industry-wide inquiries about CO2 emissions. This scrutiny, regulatory changes and increased enforcement has led to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

increased testing and re-testing of our vehicles and analysis of their emissions control systems, which could lead to increased costs, penalties, negative publicity or reputational impact, and recall activity if regulators determine that emission levels and required regulatory compliance should be based on either a wider spectrum of driving conditions for future testing parameters or stricter or novel interpretations and consequent enforcement of existing requirements. No assurance can be given that the ultimate outcome of any potential investigations or increased testing resulting from this scrutiny would not materially and adversely affect us.

GMIO In the year ended December 31, 2016 China industry sales were 28.3 million units, representing an increase of 12.9% compared to the corresponding period in 2015. In the year ended December 31, 2016 our China wholesale volumes increased by 4.9% compared to the corresponding period in 2015. Our market share decreased to 13.8%, down 1.1 percentage points as our volume growth was less than that of the industry. Strong growth in Cadillac, Buick and Baojun passenger vehicles, including SUVs, were partially offset by lower Chevrolet sales because of model changeover and lower Wuling sales because of a continued segment shift away from mini commercial vehicles. In the year ended December 31, 2016 our Automotive China JVs generated equity income of $2.0 billion. We expect moderate industry growth in 2017 and continuation of pricing pressures which will continue to pressure margins. We continue to expect an increase in vehicle sales driven by new launches and expect to sustain strong China equity income by focusing on vehicle mix improvements, cost improvements and efficiencies, and downstream performance optimization.

A weaker economy due partially to lower oil prices and foreign exchange volatility, among other factors, negatively impacted the overall automotive industry in the rest of Asia Pacific, Africa and the Middle East and led to industry sales to retail and fleet customers of 18.9 million units, representing a decrease of 3.2% in the year ended December 31, 2016 compared to the corresponding period in 2015. In the year ended December 31, 2016 our retail sales totaled 0.7 million units leading to a market share of 3.6%, representing a decrease of 0.5 percentage points compared to the corresponding period in 2015. The decrease in retail sales volumes was due primarily to overall industry volume declines, foreign currency availability and economic challenges in the Middle East, Egypt and South Africa.

In 2017 we expect the operating environment to remain challenging. As we strategically assess our performance and the manner in which we operate in certain countries, additional restructuring and rationalization actions may be required and may have a material impact on our results of operations.

GMSA The South American automotive industry continues to be challenged by weak economic conditions and lack of consumer confidence. Industry sales to retail and fleet customers were 3.7 million units in the year ended December 31, 2016 representing a 12.3% decrease compared to the corresponding period in 2015. In the year ended December 31, 2016, our vehicle sales in Brazil, our largest market in South America, totaled 0.3 million units for market share of 16.9%, representing an increase of 1.8 percentage points compared to the corresponding period in 2015 primarily driven by a refreshed portfolio.

In 2017 we expect conditions in South America to improve as the economy recovers driven by higher consumer confidence and lower interest rates. We will continue to monitor conditions in South America and take actions to address challenges in the region.

Corporate In connection with our capital allocation program, as detailed in the "Liquidity and Capital Resources" section of this MD&A, we previously announced that our Board of Directors had authorized programs to purchase up to $5 billion and $4 billion of our common stock before the end of 2016 and 2017. We completed the $5 billion program in the three months ended September 30, 2016 and $1 billion of the $4 billion program in the three months ended December 31, 2016. In January 2017 we announced that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date, subsequent to completing the remaining portion of the previously announced programs. Through February 1, 2017 we had purchased 180 million shares of our outstanding common stock under our common stock repurchase program for $6.0 billion.

The Ignition Switch Recall has led to various inquiries, investigations, subpoenas, requests for information and complaints from agencies or other representatives of U.S., federal, state and Canadian governments. In addition these and other recalls have resulted in a number of claims and lawsuits. Such lawsuits and investigations could in the future result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies. Refer to Note 15 to our consolidated financial statements for additional information.

Takata Matters On May 4, 2016 NHTSA issued an amended consent order requiring Takata to file defect information reports (DIRs) for previously unrecalled front airbag inflators that contain an ammonium nitrate-based propellant without a moisture absorbing desiccant on a multi-year, risk-based schedule through 2019 impacting tens of millions of vehicles produced by numerous automotive manufacturers. NHTSA concluded that the likely root cause of the rupturing of the airbag inflators is a function of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

time, temperature cycling and environmental moisture. On May 16, 2016 Takata issued its first DIR in connection with the amended consent order, and on January 3, 2017, Takata issued its second set of DIRs.

Although we do not believe there is a safety defect at this time in any GM vehicles within the scope of the Takata DIR, in cooperation with NHTSA we filed Preliminary DIRs on May 27, 2016, updated as of June 13, 2016, covering 2.5 million of certain of our GMT900 vehicles, which are full-size pick-up trucks and SUVs. On November 15, 2016, we filed a petition for inconsequentiality and request for deferral of determination regarding certain GMT900 vehicles equipped with Takata inflators. On November 28, 2016, NHTSA granted GM’s deferral request in connection with this petition. The deferral provides GM until August 31, 2017 to present evidence and analysis that our vehicles do not pose an unreasonable risk to motor vehicle safety. We believe that this timeline will permit us to complete our testing of the relevant non-desiccated Takata inflators in GMT900 vehicles and to prove to NHTSA that the inflators in these vehicles do not present an unreasonable risk to safety and that no repair will ultimately be required.

Takata filed a second set of equipment DIRs on January 3, 2017 and we filed a second set of Preliminary DIRs for certain GMT900 vehicles on January 10, 2017. These January 2017 DIRs are consistent with GM’s May 2016 DIRs. On the same day, we also filed a second petition for inconsequentiality and deferral of decision with respect to the vehicles subject to our January 2017 DIRs. On January 18, 2017, NHTSA consolidated our first and second petitions for inconsequentiality and will rule on both at the same time.

We believe these vehicles are currently performing as designed and ongoing testing continues to support the belief that the vehicles' unique design and integration mitigates against inflator degradation. For example, the airbag inflators used in the vehicles are a variant engineered specifically for our vehicles, and include features such as greater venting, unique propellant wafer configurations, and machined steel end caps. The inflators are packaged in the instrument panel in such a way as to minimize exposure to moisture from the climate control system. Also, these vehicles have features that minimize the maximum temperature to which the inflator will be exposed, such as larger interior volumes and standard solar absorbing windshields and side glass. We believe that the results of further testing and analysis will demonstrate that the vehicles do not present an unreasonable risk to safety and that no repair will ultimately be required. Accordingly, no warranty provision has been made for any repair associated with our vehicles subject to the Preliminary DIRs and amended consent order. However, in the event we are ultimately obligated to repair the inflators in these vehicles, we estimate a reasonably possible cost of up to $880 million for the 6.9 million vehicles subject to either the Preliminary DIRs or future Takata DIRs under the amended consent order.

Through January 27, 2017 we were aware of one putative class action pending against GM in federal court in the U.S., one putative class action in Mexico and seven putative class actions pending in various Provincial Courts in Canada arising out of allegations that airbag inflators manufactured by Takata are defective. In addition, the New Mexico Attorney General has initiated litigation against Takata and numerous automotive manufacturers, including GM. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

Automotive Financing - GM Financial Summary and Outlook GM Financial has expanded its leasing, near prime and prime lending programs in North America; therefore, leasing and prime lending have become a larger percentage of the originations and retail portfolio balance. GM Financial's retail penetration in North America grew to approximately 33% in the year ended December 31, 2016 from approximately 30% in the corresponding period in 2015 as a result of the expanded leasing and lending programs. In the year ended December 31, 2016 GM Financial's revenue consisted of leased vehicle income of 62%, retail finance charge income of 30%, commercial finance charge income of 5% and other income of 3%. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles.

Consolidated Results We review changes in our results of operations under five categories: volume, mix, price, cost and other. Volume measures the impact of changes in wholesale vehicle volumes driven by industry volume, market share and changes in dealer stock levels. Mix measures the impact of changes to the regional portfolio due to product, model, trim, country and option penetration in current year wholesale vehicle volumes. Price measures the impact of changes related to Manufacturer’s Suggested Retail Price and various sales allowances. Cost includes primarily: (1) material and freight; (2) manufacturing, engineering, advertising, administrative and selling and warranty expense; and (3) non-vehicle related activity. Other includes primarily foreign exchange and non-vehicle related automotive revenues as well as equity income or loss from our nonconsolidated affiliates. Refer to the regional sections of this MD&A for additional information.

Total Net Sales and Revenue

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2016	2015		%	Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$119,022	$106,622	$12,400	11.6%	$11.0	$0.5	$1.7	$(0.8)
GME	18,707	18,704	3	—%	$0.5	$(0.3)	$0.4	$(0.7)
GMIO	11,749	12,626	(877)	(6.9)%	$(0.5)	$(0.1)	$0.1	$(0.4)
GMSA	7,223	7,820	(597)	(7.6)%	$(0.5)	$0.2	$0.9	$(1.2)
Corporate	148	150	(2)	(1.3)%				$—
Automotive	156,849	145,922	10,927	7.5%	$10.6	$0.2	$3.2	$(3.0)
GM Financial	9,531	6,434	3,097	48.1%				$3.1
Total net sales and revenue	$166,380	$152,356	$14,024	9.2%	$10.6	$0.2	$3.2	$0.1

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2015	2014		%	Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$106,622	$101,199	$5,423	5.4%	$6.8	$1.0	$(1.1)	$(1.2)
GME	18,704	22,235	(3,531)	(15.9)%	$(0.7)	$(0.1)	$0.6	$(3.3)
GMIO	12,626	14,392	(1,766)	(12.3)%	$(1.2)	$0.7	$0.1	$(1.4)
GMSA	7,820	13,115	(5,295)	(40.4)%	$(3.9)	$0.6	$0.9	$(2.9)
Corporate	150	151	(1)	(0.7)%				$—
Automotive	145,922	151,092	(5,170)	(3.4)%	$1.0	$2.1	$0.6	$(8.8)
GM Financial	6,434	4,837	1,597	33.0%				$1.6
Total net sales and revenue	$152,356	$155,929	$(3,573)	(2.3)%	$1.0	$2.1	$0.6	$(7.2)

Automotive Cost of Sales

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2016	2015		%	Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$100,028	$89,173	$(10,855)	(12.2)%	$(7.6)	$(2.0)	$(1.7)	$0.5
GME	17,557	18,062	505	2.8%	$(0.4)	$0.1	$0.7	$0.1
GMIO	11,590	12,506	916	7.3%	$0.4	$(0.2)	$0.4	$0.3
GMSA	6,950	8,416	1,466	17.4%	$0.4	$(0.3)	$0.2	$1.2
Corporate and eliminations	208	164	(44)	(26.8)%			$(0.2)	$0.1
Total automotive cost of sales	$136,333	$128,321	$(8,012)	(6.2)%	$(7.3)	$(2.4)	$(0.6)	$2.2

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2015	2014		%	Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$89,173	$89,371	$198	0.2%	$(4.7)	$(0.5)	$3.7	$1.6
GME	18,062	21,712	3,650	16.8%	$0.6	$—	$0.3	$2.7
GMIO	12,506	14,009	1,503	10.7%	$1.0	$(0.6)	$0.6	$0.5
GMSA	8,416	12,736	4,320	33.9%	$3.2	$(0.5)	$(0.1)	$1.7
Corporate and eliminations	164	254	90	35.4%				$0.1
Total automotive cost of sales	$128,321	$138,082	$9,761	7.1%	$—	$(1.5)	$4.6	$6.7

The most significant element of our Automotive cost of sales is material cost which makes up approximately two-thirds of the total amount. The remaining portion includes labor costs, depreciation and amortization, engineering, and product warranty and recall campaigns.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Factors which most significantly influence a region's profitability are industry volume, market share, and the relative mix of vehicles (cars, trucks, crossovers) sold. Variable profit is a key indicator of product profitability. Variable profit is defined as revenue less material cost, freight, the variable component of manufacturing expense and warranty and recall-related costs. Vehicles with higher selling prices generally have higher variable profit.

Refer to the regional sections of this MD&A for additional information on volume and mix.

In the year ended December 31, 2016 unfavorable Cost was due primarily to: (1) increased other costs of $2.1 billion primarily manufacturing, engineering, depreciation and amortization and warranty which are inclusive of launch costs; partially offset by (2) decreased material and freight costs of $2.8 billion related to carryover vehicles, partially offset by increased material and freight costs of $1.7 billion related to vehicles launched within the last twelve months incorporating significant exterior and/or interior changes (Majors); and (3) impairments of $0.4 billion related to Thailand and Venezuela in 2015. In the year ended December 31, 2016 favorable Other was due primarily to the foreign currency effect of $2.1 billion due primarily to the BsF devaluation in 2015 and the weakening of the Argentine Peso, Canadian Dollar and other currencies against the U.S. Dollar; and costs related to our exit of Russia of $0.2 billion in 2015.

In the year ended December 31, 2015 favorable Cost was due primarily to (1) a decrease in recall campaign and courtesy transportation charges of $2.8 billion, including the $0.9 billion catch-up adjustment; (2) decreased material and freight costs of $2.9 billion related to carryover vehicles, partially offset by increased material and freight costs of $0.7 billion related to Majors; (3) a net decrease in separation charges of $0.4 billion primarily related to the Bochum plant closing in GME in 2014; (4) favorable intangible asset amortization of $0.3 billion; and (5) decreased costs of $0.3 billion related to parts and accessories sales; partially offset by (6) an increase in engineering expense of $0.4 billion; and (7) an increase in warranty costs of $0.3 billion. In the year ended December 31, 2015 favorable Other was due primarily to favorable net foreign currency effect of $6.9 billion due primarily to the weakening of the Euro, Brazilian Real, Canadian Dollar, British Pound and Mexican Peso against the U.S. Dollar, partially offset by further BsF devaluation.

Automotive Selling, General and Administrative Expense

	Years Ended December 31,			Year Ended 2016 vs. 2015 Change		Year Ended 2015 vs. 2014 Change

	2016	2015	2014	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
Automotive selling, general and administrative expense	$11,710	$13,405	$12,158	$1,695	12.6%	$(1,247)	(10.3)%

In the year ended December 31, 2016 Automotive selling, general and administrative expense decreased due primarily to: (1) a net decrease in charges of $1.5 billion for matters related to the ignition switch recall; and (2) favorable net foreign currency effect of $0.2 billion due primarily to the weakening of various currencies against the U.S. Dollar.

In the year ended December 31, 2015 Automotive selling, general and administrative expense increased due primarily to: (1) charges related to the Ignition Switch Recall of $1.4 billion; (2) increased advertising expense of $0.2 billion; (3) an increase in employee related costs of $0.1 billion; and (4) costs related to the Russia exit of $0.1 billion; partially offset by (5) favorable net foreign currency effect of $0.7 billion due primarily to the weakening of the Euro and Brazilian Real against the U.S. Dollar.

Income Tax Expense (Benefit)

	Years Ended December 31,			Year Ended 2016 vs. 2015 Change		Year Ended 2015 vs. 2014 Change

	2016	2015	2014	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
Income tax expense (benefit)	$2,416	$(1,897)	$228	$(4,313)	n.m.	$2,125	n.m.
________
n.m. = not meaningful

In the year ended December 31, 2016 Income tax expense increased due primarily to the absence of the 2015 income tax benefit from the release of GME's valuation allowance of $3.9 billion and an increase in income tax expense of $1.0 billion due primarily to an increase in pre-tax income; partially offset by $0.6 billion in tax benefits related to foreign currency losses.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2015 Income tax expense decreased due primarily to the income tax benefit from the release of GME's valuation allowances of $3.9 billion; partially offset by an increase in income tax expense of $1.8 billion due primarily to an increase in pre-tax income.

For the year ended December 31, 2016 our effective tax rate was 21%, and we expect the effective tax rate to be similar for the year ending December 31, 2017. Refer to Note 16 to our consolidated financial statements for additional information related to Income tax expense (benefit).

GM North America

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2016	2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$119,022	$106,622	$12,400	11.6%	$11.0	$0.5	$1.7		$(0.8)
EBIT-adjusted	$12,047	$11,026	$1,021	9.3%	$3.4	$(1.5)	$1.7	$(2.2)	$(0.3)
EBIT-adjusted margin	10.1%	10.3%	(0.2)%
	(Vehicles in thousands)
Wholesale vehicle sales	3,958	3,558	400	11.2%

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2015	2014		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$106,622	$101,199	$5,423	5.4%	$6.8	$1.0	$(1.1)		$(1.2)
EBIT-adjusted	$11,026	$6,603	$4,423	67.0%	$2.1	$0.5	$(1.1)	$2.9	$0.1
EBIT-adjusted margin	10.3%	6.5%	3.8%
	(Vehicles in thousands)
Wholesale vehicle sales	3,558	3,320	238	7.2%

GMNA Total Net Sales and Revenue In the year ended December 31, 2016 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes reflecting our strategic decision to reduce daily rental activity, strong retail demand for the Chevrolet Malibu and Spark, full-size trucks and SUVs and the Buick Envision; (2) favorable pricing for Majors of $1.8 billion; and (3) favorable mix associated with full-size trucks and SUVs and a reduction in rental car activities, partially offset by the Chevrolet Malibu and Spark; partially offset by (4) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Mexican Peso and Canadian Dollar against the U.S. Dollar.

In the year ended December 31, 2015 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes associated with full-size SUVs, mid-size pick-ups and the Chevrolet Trax, Impala and Cruze, partially offset by decreases in the Chevrolet Malibu; and (2) favorable mix due to full-size SUVs and full-size pick-ups partially offset by an increase in rental cars sold at auction and the Chevrolet Trax; partially offset by (3) unfavorable pricing primarily related to carryovers including passenger cars and compact SUVs; and (4) unfavorable Other due primarily to unfavorable foreign currency effect related to the weakening of the Canadian Dollar and the Mexican Peso against the U.S. Dollar of $1.7 billion, partially offset by increased revenue related to OnStar of $0.2 billion.

GMNA EBIT-Adjusted The most significant factors which influence profitability are industry volume and market share. While not as significant as industry volume and market share, another factor affecting profitability is the relative mix of vehicles sold. Trucks, crossovers and cars sold currently have a variable profit of approximately 180%, 70% and 30% of our GMNA portfolio on a weighted-average basis.

In the year ended December 31, 2016 EBIT-adjusted increased due primarily to: (1) increased net wholesale volumes; and (2) favorable pricing; partially offset by (3) unfavorable Cost including increased material costs for Majors of $1.1 billion, restructuring charges of $0.2 billion related to the UAW cash severance incentive program and increased other costs of $2.8 billion primarily engineering, depreciation and amortization, manufacturing, warranty and marketing which are inclusive of launch costs, partially offset by favorable material and freight costs related to carryover vehicles of $2.0 billion; (4) unfavorable mix associated with the Chevrolet Malibu, Volt and Spark, partially offset by full-size trucks and SUVs and a reduction in rental car activities; and (5) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Mexican Peso and Canadian Dollar against the U.S. Dollar.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2015 EBIT-adjusted increased due primarily to: (1) favorable Cost of $2.9 billion including decreased material and freight costs of $2.2 billion and a decrease in recall-related charges of $1.9 billion, partially offset by warranty of $0.3 billion, engineering of $0.3 billion, General Motors of Canada Company (GM Canada) pension curtailment and restructuring charges of $0.2 billion and advertising of $0.2 billion; (2) increased net wholesale volumes; and (3) favorable mix; partially offset by (4) unfavorable pricing.

GM Europe

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2016	2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$18,707	$18,704	$3	—%	$0.5	$(0.3)	$0.4		$(0.7)
EBIT (loss)-adjusted	$(257)	$(813)	$556	68.4%	$0.1	$(0.2)	$0.3	$0.8	$(0.4)
EBIT (loss)-adjusted margin	(1.4)%	(4.3)%	2.9%
	(Vehicles in thousands)
Wholesale vehicle sales	1,162	1,127	35	3.1%

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2015	2014		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$18,704	$22,235	$(3,531)	(15.9)%	$(0.7)	$(0.1)	$0.6		$(3.3)
EBIT (loss)-adjusted	$(813)	$(1,369)	$556	40.6%	$(0.2)	$(0.1)	$0.8	$0.3	$(0.2)
EBIT (loss)-adjusted margin	(4.3)%	(6.2)%	1.9%
	(Vehicles in thousands)
Wholesale vehicle sales	1,127	1,172	(45)	(3.8)%

GME Total Net Sales and Revenue In the year ended December 31, 2016 Total net sales and revenue remained flat due primarily to: (1) increased net wholesale volumes associated with higher demand primarily for the Astra across the region, partially offset by decreases across the Russian portfolio and decreased sales of the Corsa and Insignia in the U.K.; and (2) favorable pricing for Majors primarily related to the Astra; offset by (3) unfavorable country and vehicle mix; and (4) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the British Pound against the U.S. Dollar.

In the year ended December 31, 2015 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes associated with decreases across the Russian portfolio and lower demand for the Zafira multipurpose vehicle across the region, partially offset by higher demand primarily for the Vivaro commercial van, the Mokka crossover and the Astra and the recently launched KARL passenger vehicles across the region; and (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Euro, British Pound and Russian Ruble against the U.S. Dollar; partially offset by (3) favorable pricing primarily related to the next generation Corsa passenger vehicle and Vivaro and the recently launched next generation Astra.

GME EBIT (Loss)-Adjusted In the year ended December 31, 2016 EBIT (loss)-adjusted decreased due primarily to: (1) favorable Cost due primarily to favorable material and freight costs related to carryover vehicles of $0.5 billion and fixed cost improvements of $0.5 billion, partially offset by unfavorable material performance for Majors related to the Astra of $0.4 billion; (2) favorable pricing; and (3) increased net wholesale volumes; partially offset by (4) unfavorable country and vehicle mix; and (5) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the British Pound against the U.S. Dollar as a result of Brexit.

In the year ended December 31, 2015 EBIT (loss)-adjusted decreased due primarily to: (1) favorable pricing; and (2) favorable Cost due primarily to a net decrease in restructuring related charges of $0.7 billion, partially offset by unfavorable material costs of $0.2 billion primarily related to the next generation Corsa and Vivaro; partially offset by (3) decreased net wholesale volumes; and (4) unfavorable Other due to unfavorable foreign currency effect of $0.2 billion.

GM International Operations

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2016	2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$11,749	$12,626	$(877)	(6.9)%	$(0.5)	$(0.1)	$0.1		$(0.4)
EBIT-adjusted	$1,135	$1,397	$(262)	(18.8)%	$(0.1)	$(0.3)	$0.1	$0.2	$(0.2)
EBIT-adjusted margin	9.7%	11.1%	(1.4)%
Equity income — Automotive China JVs	$1,973	$2,057	$(84)	(4.1)%
EBIT (loss)-adjusted — excluding Equity income	$(838)	$(660)	$(178)	(27.0)%
	(Vehicles in thousands)
Wholesale vehicle sales	559	588	(29)	(4.9)%

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2015	2014		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$12,626	$14,392	$(1,766)	(12.3)%	$(1.2)	$0.7	$0.1		$(1.4)
EBIT-adjusted	$1,397	$1,222	$175	14.3%	$(0.2)	$0.1	$0.2	$0.3	$(0.2)
EBIT-adjusted margin	11.1%	8.5%	2.6%
Equity income — Automotive China JVs	$2,057	$2,066	$(9)	(0.4)%
EBIT (loss)-adjusted —excluding Equity income	$(660)	$(844)	$184	21.8%
	(Vehicles in thousands)
Wholesale vehicle sales	588	655	(67)	(10.2)%

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT-adjusted above.

GMIO Total Net Sales and Revenue In the year ended December 31, 2016 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes of pick-up trucks and passenger cars in Egypt and South Africa and full-size trucks and SUVs in the Middle East due to low oil prices, partially offset by increased sales of the Chevrolet Spark and Malibu in Korea and the Middle East; and (2) unfavorable Other of $0.4 billion due primarily to the foreign currency effect resulting from the weakening of the Egyptian Pound and South African Rand against the U.S. Dollar.

In the year ended December 31, 2015 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes associated with the withdrawal of the Chevrolet brand from Europe, decreased sales in Korea, India, Southeast Asia and South Africa, partially offset by increased wholesale volumes of new full-size trucks and SUVs in the Middle East; and (2) unfavorable Other due primarily to the foreign currency effect of $1.0 billion resulting from the weakening of the Australian Dollar, South Korean Won and South African Rand against the U.S. Dollar and decreased sales of components, parts and accessories of $0.4 billion; partially offset by (3) favorable mix and pricing primarily due to increased sales of full-size trucks and SUVs in the Middle East.

GMIO EBIT-Adjusted In the year ended December 31, 2016 EBIT-adjusted decreased due primarily to: (1) unfavorable mix due primarily to decreased sales of full size trucks and SUVs in the Middle East as a result of a weaker economy due to low oil prices; (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Egyptian Pound and South African Rand against the U.S. Dollar; and (3) decreased wholesale volume; partially offset by (4) favorable Cost associated with material and freight performance related to carryover vehicles.

In the year ended December 31, 2015 EBIT-adjusted increased due primarily to: (1) favorable pricing and mix in the Middle East due primarily to sales of new full-size trucks and SUVs; and (2) favorable cost due primarily to favorable material and freight performance of $0.3 billion; partially offset by (3) decreased net wholesale volumes; and (4) unfavorable Other due to the foreign currency effect.

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

The following tables summarize certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Years Ended December 31,
	2016	2015	2014
Wholesale vehicles including vehicles exported to markets outside of China	4,013	3,794	3,613
Total net sales and revenue	$47,150	$44,959	$43,853
Net income	$4,117	$4,290	$4,312

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$8,197	$5,939
Debt	$246	$184

GM South America

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2016	2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$7,223	$7,820	$(597)	(7.6)%	$(0.5)	$0.2	$0.9		$(1.2)
EBIT (loss)-adjusted	$(374)	$(622)	$248	39.9%	$(0.1)	$(0.2)	$0.9	$0.1	$(0.5)
EBIT (loss)-adjusted margin	(5.2)%	(8.0)%	2.8%
	(Vehicles in thousands)
Wholesale vehicle sales	568	603	(35)	(5.8)%

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2015	2014		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$7,820	$13,115	$(5,295)	(40.4)%	$(3.9)	$0.6	$0.9		$(2.9)
EBIT (loss)-adjusted	$(622)	$(180)	$(442)	(245.6)%	$(0.7)	$0.1	$0.9	$(0.1)	$(0.7)
EBIT (loss)-adjusted margin	(8.0)%	(1.4)%	(6.6)%
	(Vehicles in thousands)
Wholesale vehicle sales	603	886	(283)	(31.9)%

GMSA Total Net Sales and Revenue In the year ended December 31, 2016 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes due to difficult economic conditions in Brazil and Venezuela that drove an industry reduction of 12.3% compared to the same period in 2015 offset by a gain in market share of 1.8% in Brazil; (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of all currencies across the region against the U.S. Dollar; partially offset by (3) favorable pricing related to carryover vehicles due primarily to high inflation in Argentina; and (4) favorable mix due to the launch of Chevrolet Cruze in Brazil and increased sales of pick-up trucks in Argentina.

In the year ended December 31, 2015 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes associated with lower demand for the Chevrolet Celta, Onix and Prisma small vehicles and Cobalt sedan in Brazil and decreases across the portfolio primarily in Chile and Colombia caused by difficult economic conditions; and (2) unfavorable Other due primarily to unfavorable foreign currency effect due to the weakening of all currencies across the region against the U.S. Dollar; partially offset by (3) favorable pricing due primarily to high inflation in Venezuela and Argentina; and (4) favorable vehicle mix due to decreased sales of lower priced vehicles in Brazil and increased sales of the Chevrolet Silverado and Cruze in Venezuela.

GMSA EBIT (Loss)-Adjusted In the year ended December 31, 2016 EBIT (loss)-adjusted decreased due primarily to: (1) favorable pricing; and (2) favorable Cost due primarily to lower engineering expenses; partially offset by (3) unfavorable mix due

GENERAL MOTORS COMPANY AND SUBSIDIARIES

primarily to the lack of vehicle sales in Venezuela; (4) unfavorable wholesale volumes; and (5) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of all currencies across the region against the U.S. Dollar.

In the year ended December 31, 2015 EBIT (loss)-adjusted increased due primarily to: (1) decreased wholesale volumes; and (2) unfavorable Other due primarily to the foreign currency effect due to the weakening of all currencies across the region against the U.S. Dollar; and (3) unfavorable Cost due primarily to IT expenses; partially offset by (4) favorable pricing.

Venezuelan Operations Our operations in Venezuela, which remain consolidated, continue to be negatively impacted by economic recession and political instability in the country. During the years ended December 31, 2015 and 2014 we recorded devaluation and asset impairment charges of $0.7 billion and $0.4 billion in Automotive cost of sales related to our inability to transact at the SICAD rate to obtain U.S. Dollars and the market restrictions imposed by the Venezuelan government. We monitor the environment in Venezuela closely to assess whether changes evolve such that we no longer maintain a controlling financial interest. Absent ongoing vehicle production, our Venezuelan subsidiaries may require additional financial support. At this time no decision has been made whether we will provide further financial support if required. If a determination is made in the future that we no longer maintain control, we may incur a charge based on exchange rates at December 31, 2016 of up to $0.1 billion.

GM Financial

	Years Ended December 31,			2016 vs. 2015 Change		2015 vs. 2014 Change
	2016	2015	2014	Amount	%	Amount	%
Total revenue	$9,558	$6,454	$4,854	$3,104	48.1%	$1,600	33.0%
Provision for loan losses	$669	$624	$604	$45	7.2%	$20	3.3%
Earnings before income taxes-adjusted	$913	$837	$803	$76	9.1%	$34	4.2%
	(Dollars in billions)
Average debt outstanding	$64.2	$44.6	$32.2	$19.6	43.9%	$12.4	38.5%
Effective rate of interest paid	3.3%	3.6%	4.4%	(0.3)%		(0.8)%

GM Financial Revenue In the year ended December 31, 2016 Total revenue increased due primarily to increased leased vehicle income of $3.1 billion due to a larger lease portfolio.

In the year ended December 31, 2015 Total revenue increased due primarily to: (1) increased leased vehicle income of $1.7 billion due to a larger lease portfolio; partially offset by (2) net decrease in finance charge income and other income of $0.1 billion which consists of a decrease of $0.3 billion outside of North America, partially offset by an increase of $0.2 billion in North America.

GM Financial Earnings Before Income Taxes-Adjusted In the year ended December 31, 2016 Earnings before income taxes-adjusted increased due primarily to: (1) increased revenue of $3.1 billion; partially offset by (2) increased leased vehicle expenses of $2.3 billion due to a larger lease portfolio; (3) net increase in interest expense of $0.5 billion due to an increase in average debt outstanding; and (4) increased operating expenses of $0.2 billion.

In the year ended December 31, 2015 Earnings before income taxes-adjusted remained flat due primarily to: (1) increased revenue of $1.6 billion; and (2) increased equity income of $0.1 billion from SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC); offset by (3) increased leased vehicle expenses of $1.4 billion due to a larger lease portfolio; (4) net increase in interest expense of $0.2 billion which consists of an increase of $0.4 billion in North America due to an increase in average debt outstanding, partially offset by a decrease of $0.2 billion outside of North America; and (5) net increase in operating expenses of $0.1 billion which consists of an increase of $0.2 billion in North America, partially offset by a decrease of $0.1 billion outside of North America.

Liquidity and Capital Resources We believe that our current level of cash and cash equivalents, marketable securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations. We also maintain access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on three objectives: (1) reinvest in our business; (2) maintain an investment-grade balance sheet; and (3) return excess cash to stockholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $9 billion annually as well as payments for engineering and product development activities; (2) payments

GENERAL MOTORS COMPANY AND SUBSIDIARIES

associated with previously announced vehicle recalls, the settlements of the multidistrict litigation and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (4) dividend payments on our common stock that are declared by our Board of Directors; and (5) payments to purchase shares of our common stock authorized by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Item 1A. Risk Factors, some of which are outside of our control.

We continue to monitor and evaluate opportunities to strengthen our competitive position over the long-term while maintaining an investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations as well as the possibility of acquisitions, dispositions, investments with joint venture partners and strategic alliances that we believe would generate significant advantages and substantially strengthen our business. These actions may negatively impact our liquidity in the short term.

Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors not less than once annually. Over the last six months of 2016, management conducted an extensive review of various capital allocation strategies including consideration of potential variations in our capital structure, changes in the pacing and/or nature of return of capital to shareholders (including a potential increase in our share repurchase program) and issuance or distribution of preferred or other securities. We regularly engage with our shareholders and received input as to the views of certain of our shareholders on capital allocation during this review. Ultimately, management reaffirmed and our Board of Directors approved the capital allocation program, which includes reinvesting in our business at an average target ROIC-adjusted rate of 20% or greater, maintaining a strong investment grade balance sheet, including a target cash balance of $20 billion, and returning remaining free cash flow to shareholders. We also announced in January 2017 that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date, subsequent to completing the remaining portion of the previously announced programs.

As part of our capital allocation program we previously announced that our Board of Directors had authorized programs to purchase up to $5 billion and $4 billion of our common stock before the end of 2016 and 2017. We completed the $5 billion program in the three months ended September 30, 2016 and $1 billion of the $4 billion program in the three months ended December 31, 2016. Through February 1, 2017 we had purchased an aggregate of 180 million shares of our outstanding common stock under our common stock repurchase program for $6.0 billion. In the year ended December 31, 2016, we returned total cash to shareholders of $4.8 billion, consisting of dividends paid on our common stock and purchases of our common stock.

In February 2016 we issued $2.0 billion in aggregate principal amount of automotive senior unsecured notes and used the entire net proceeds to fund discretionary contributions to our U.S. hourly pension plan in the year ended December 31, 2016 to improve its funded status. Refer to Note 13 to our consolidated financial statements for additional information on the senior unsecured notes.

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

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Over 90% of our available liquidity excluding funds available under credit facilities was held within North America and at our regional treasury centers at December 31, 2016. Our available liquidity includes approximately $0.6 billion deemed indefinitely reinvested in our foreign subsidiaries. We have used and will continue to use other methods including intercompany loans to utilize these funds across our global operations as needed.

Our cash equivalents and marketable securities balances are primarily denominated in U.S. Dollars and include investments in U.S. government and agency obligations, foreign government securities, time deposits, corporate debt securities and mortgage

GENERAL MOTORS COMPANY AND SUBSIDIARIES

and asset-backed securities. Our investment guidelines, which we may change from time to time, prescribe certain minimum credit worthiness thresholds and limit our exposures to any particular sector, asset class, issuance or security type. The majority of our current investments in debt securities are with A/A2 or better rated issuers.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. The total size of our credit facilities was $14.6 billion and $12.6 billion at December 31, 2016 and 2015, which consisted principally of our two primary revolving credit facilities. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.6 billion at December 31, 2016. GM Financial had access to our revolving credit facilities at December 31, 2016 and 2015 but did not borrow against them. Refer to Note 13 to our consolidated financial statements for additional information on credit facilities. At December 31, 2016 and 2015 we had intercompany loans from GM Financial of $0.5 billion and $0.4 billion, which consisted primarily of commercial loans to dealers we consolidate, and we had no intercompany loans to GM Financial. The following table summarizes our automotive available liquidity (dollars in billions):

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$9.8	$12.1
Marketable securities	11.8	8.2
Available liquidity	21.6	20.3
Available under credit facilities	14.0	12.2
Total automotive available liquidity	$35.6	$32.5

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

Year Ended December 31, 2016
Operating cash flow	$14.3
Capital expenditures	(9.4)
Dividends paid and payments to purchase common stock	(4.8)
Investment in Lyft	(0.5)
Acquisition of Cruise	(0.3)
Issuance of senior unsecured notes	2.0
Increase in available credit facilities	1.8
Total change in automotive available liquidity	$3.1

Automotive Cash Flow (Dollars in Billions)

	Years Ended December 31,			2016 vs. 2015 Change	2015 vs. 2014 Change
	2016	2015	2014
Operating Activities
Net income	$8.4	$8.9	$3.5	$(0.5)	$5.4
Depreciation, amortization and impairments charges	5.7	5.7	6.3	—	(0.6)
Pension and OPEB activities	(4.0)	(1.3)	(0.9)	(2.7)	(0.4)
Working capital	2.2	0.2	(1.6)	2.0	1.8
Equipment on operating leases	0.5	0.2	(1.9)	0.3	2.1
Accrued and other liabilities	0.8	(1.0)	6.0	1.8	(7.0)
Income taxes	1.7	(2.7)	(0.9)	4.4	(1.8)
Undistributed earnings of nonconsolidated affiliates, net	—	—	(0.3)	—	0.3
Other	(1.0)	—	(0.1)	(1.0)	0.1
Net automotive cash provided by operating activities	$14.3	$10.0	$10.1	$4.3	$(0.1)

In the year ended December 31, 2016 the change in Pension and OPEB activities was due primarily to discretionary contributions of $2.0 billion made to our U.S. hourly pension plan and pension income from the refinement to the discount rate methodology

GENERAL MOTORS COMPANY AND SUBSIDIARIES

for service and interest cost. The change in Working capital was due primarily to increased accounts payable due to increased production volumes and decreased inventories due to lower repurchased rental car activity. The change in Accrued and other liabilities was due primarily to an increase in sales incentives of $1.6 billion. The change in Income taxes was due primarily to the reversal of valuation allowances in 2015. The change in Other was due primarily to foreign exchange and increase in deposits.

In the year ended December 31, 2015 the change in Working capital was due primarily to increased accounts payable due to increased production volumes. The change in Equipment on operating leases was due primarily to the reduction of units provided to rental car companies. The change in Accrued and other liabilities was due primarily to recalls and deposits from rental car companies. The change in Income taxes was due primarily to the reversal of valuation allowances, partially offset by deferred tax expense in 2015 compared to deferred tax benefit in 2014.

	Years Ended December 31,			2016 vs. 2015 Change	2015 vs. 2014 Change
	2016	2015	2014
Investing Activities
Capital expenditures	$(9.4)	$(7.8)	$(7.0)	$(1.6)	$(0.8)
Acquisitions and liquidations of marketable securities, net	(3.7)	0.9	(0.4)	(4.6)	1.3
Investment in Lyft	(0.5)	—	—	(0.5)	—
Acquisition of Cruise	(0.3)	—	—	(0.3)	—
Other	0.1	—	0.3	0.1	(0.3)
Net automotive cash used in investing activities	$(13.8)	$(6.9)	$(7.1)	$(6.9)	$0.2

In the year ended December 31, 2016 the change in Acquisitions and liquidations of marketable securities, net was due primarily to the acquisition of sovereign debt and corporate debt available-for-sale securities. In the year ended December 31, 2015 the change in Acquisitions and liquidations of marketable securities, net was due primarily to the liquidation of our sovereign debt trading securities.

	Years Ended December 31,			2016 vs. 2015 Change	2015 vs. 2014 Change
	2016	2015	2014
Financing Activities
Issuance of senior unsecured notes	$2.0	$—	$2.5	$2.0	$(2.5)
Redemption and purchase of Series A Preferred Stock	—	—	(3.9)	—	3.9
Payments to purchase common stock	(2.5)	(3.5)	(0.2)	1.0	(3.3)
Dividends paid (excluding charge related to redemption and purchase of Series A Preferred Stock)	(2.3)	(2.2)	(2.4)	(0.1)	0.2
Other	(0.3)	(0.1)	(0.1)	(0.2)	—
Net automotive cash used in financing activities	$(3.1)	$(5.8)	$(4.1)	$2.7	$(1.7)

In the year ended December 31, 2016 the change in Net automotive cash used in financing activities was due primarily to the issuance of senior unsecured notes and the purchase of common stock as part of the common stock repurchase program. In the year ended December 31, 2015 the change in Net automotive cash used in financing activities was due primarily to the purchase of common stock as part of the common stock repurchase program.

Adjusted Automotive Free Cash Flow (Dollars in Billions)

	Years Ended December 31,
	2016	2015	2014
Net automotive cash provided by operating activities	$14.3	$10.0	$10.1
Less: capital expenditures	(9.4)	(7.8)	(7.0)
Adjustment – discretionary pension plan contributions	2.0	—	—
Adjusted automotive free cash flow	$6.9	$2.2	$3.1

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). All four credit rating agencies currently rate our corporate credit at investment grade. The following table summarizes our credit ratings at February 1, 2017:

	Corporate	Revolving Credit Facilities	Senior Unsecured	Outlook
DBRS Limited	BBB	BBB	N/A	Stable
Fitch	BBB-	BBB-	BBB-	Positive
Moody's	Investment Grade	Baa2	Baa3	Stable
S&P	BBB	BBB	BBB	Stable

Rating actions taken by each of the credit rating agencies from January 1, 2016 through February 1, 2017 were as follows: (1) Moody’s revised their outlook to Positive from Stable in February 2016, and upgraded our debt rating, including the revolving credit facilities, to Baa2 from Baa3, and revised their outlook to Stable from Positive in January 2017. Our senior unsecured bonds were upgraded to Baa3 from Ba1 and remain notched below our revolving credit facilities rating; (2) S&P revised their outlook to Positive from Stable in April 2016, and upgraded our corporate rating, revolving credit facilities rating and senior unsecured rating to BBB from BBB- and revised their outlook to Stable from Positive in January 2017; (3) Fitch revised their outlook to Positive from Stable in June 2016; and (4) DBRS Limited upgraded our corporate rating and revolving credit facilities rating to BBB from BBB (low) and revised their outlook to Stable from Positive in March 2016.

Automotive Financing – GM Financial Liquidity GM Financial's primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, servicing fees, net distributions from secured debt facilities, including securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured debt facilities, operating expenses, and interest costs. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt. The following table summarizes GM Financial's available liquidity (dollars in billions):

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$3.2	$3.1
Borrowing capacity on unpledged eligible assets	9.5	9.7
Borrowing capacity on committed unsecured lines of credit	0.5	0.9
Available liquidity	$13.2	$13.7

In the year ended December 31, 2016 available liquidity decreased due primarily to increased usage of secured debt facilities and increased usage of committed unsecured lines of credit primarily due to asset growth.

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

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At December 31, 2016 secured, committed unsecured and uncommitted unsecured credit facilities totaled $25.8 billion, $1.4 billion and $2.4 billion with advances outstanding of $9.8 billion, $1.0 billion and $2.4 billion.

GM Financial Cash Flow (Dollars in Billions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,			2016 vs. 2015 Change	2015 vs. 2014 Change
	2016	2015	2014
Net cash provided by operating activities	$4.9	$2.8	$1.9	$2.1	$0.9
Net cash used in investing activities	$(24.6)	$(22.0)	$(10.2)	$(2.6)	$(11.8)
Net cash provided by financing activities	$20.2	$19.5	$9.8	$0.7	$9.7

In the years ended December 31, 2016 and 2015 Net cash provided by operating activities increased due primarily to an increase in leased vehicle income, partially offset by increased operating expenses and interest expense.

In the year ended December 31, 2016 Net cash used in investing activities increased due primarily to: (1) increased purchases of leased vehicles of $4.5 billion; and (2) increased purchases and funding of finance receivables of $2.0 billion; partially offset by (3) increased proceeds from the termination of leased vehicles of $1.5 billion; (4) increased collections on finance receivables of $1.4 billion; and (5) prior year impact of cash used for the acquisition of the equity interest in SAIC-GMAC of $0.9 billion.

In the year ended December 31, 2015 Net cash used in investing activities increased due primarily to: (1) increased purchases of leased vehicles of $10.4 billion; (2) increased purchases and funding of finance receivables of $1.0 billion; and (3) net cash used for the acquisition of the equity interest in SAIC-GMAC of $0.9 billion; partially offset by (4) increased proceeds from the termination of leased vehicles of $0.6 billion.

In the years ended December 31, 2016 and 2015 Net cash provided by financing activities increased due primarily to a net increase in borrowings.

Off-Balance Sheet Arrangements We do not currently utilize off-balance sheet securitization arrangements. All trade or finance receivables and related obligations subject to securitization programs are recorded on our consolidated balance sheets at December 31, 2016 and 2015. Refer to Note 15 of our consolidated financial statements for detailed information related to guarantees we have provided and for our noncancelable operating lease obligations.

Contractual Obligations and Other Long-Term Liabilities We have minimum commitments under contractual obligations, including purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including fixed or minimum quantities to be purchased or fixed minimum price provisions, and the approximate timing of the transaction. Based on these definitions, the following table includes only those contracts which include fixed or minimum obligations. The majority of our purchases are not included in the table as they are made under purchase orders which are requirements based and accordingly do not specify minimum quantities. The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at December 31, 2016:

	Payments Due by Period
	2017	2018-2019	2020-2021	2022 and after	Total
Automotive debt	$819	$1,584	$77	$7,950	$10,430
Automotive Financing debt	28,596	26,971	11,012	7,791	74,370
Capital lease obligations	356	197	50	218	821
Automotive interest payments(a)	582	1,030	934	6,927	9,473
Automotive Financing interest payments(b)	1,624	2,003	949	793	5,369
Postretirement benefits(c)	240	482	20	—	742
Operating lease obligations, net	232	411	278	272	1,193
Other contractual commitments:
Material	788	956	107	144	1,995
Marketing	776	487	197	32	1,492
Rental car repurchases	2,965	—	—	—	2,965
Other	939	738	213	240	2,130
Total contractual commitments(d)	$37,917	$34,859	$13,837	$24,367	$110,980

Non-contractual postretirement benefits(e)	$140	$261	$707	$9,673	$10,781

GENERAL MOTORS COMPANY AND SUBSIDIARIES

__________

(a)
Amounts include automotive interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Automotive interest payments based on variable interest rates were determined using the interest rate in effect at December 31, 2016.

(b)
GM Financial interest payments were determined using the interest rate in effect at December 31, 2016 for floating rate debt and the contractual rates for fixed rate debt. GM Financial interest payments on floating rate tranches of the securitization notes payable were converted to a fixed rate based on the floating rate plus any expected hedge payments.

(c)
Amounts include OPEB payments under the current U.S. contractual labor agreements through 2019 and Canada labor agreements through 2020. These agreements are generally renegotiated in the year of expiration. Amounts do not include pension funding obligations, which are discussed in Note 14 to our consolidated financial statements.

(d)
Amounts do not include future cash payments for long-term purchase obligations and other accrued expenditures (unless specifically listed in the table above) which were recorded in Accounts payable or Accrued liabilities at December 31, 2016.

(e)
Amounts include all expected future payments for both current and expected future service at December 31, 2016 for OPEB obligations for salaried and hourly employees extending beyond the current North American union contract agreements. Amounts do not include pension funding obligations, which are discussed in Note 14 to our consolidated financial statements.

The table above does not reflect product warranty and related liabilities of $9.7 billion and unrecognized tax benefits of $1.2 billion due to the uncertainty regarding the future cash outflows potentially associated with these amounts.

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

In December 2016 an investment policy study was completed for the U.S. pension plans. The study resulted in new target asset allocations being approved for the U.S. pension plans with resulting changes to the expected long-term rate of return on assets. The weighted-average long-term rate of return on assets decreased from 6.3% at December 31, 2015 to 6.2% at December 31, 2016. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

Another key assumption in determining net pension and OPEB expense is the assumed discount rate used to discount plan obligations. We estimate the assumed discount rate for U.S. plans using a cash flow matching approach, which uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the weighted-average discount rate for the calculation of the present value of cash flows. Effective 2016 we applied the individual annual yield curve rates instead of the assumed discount rate to determine the service cost and interest cost. This refinement more specifically links the cash flows related to service cost and interest cost to bonds maturing in their year of payment. The refinement reduced the service cost and interest cost in 2016 by $0.8 billion. There was no effect on the determination of the plan obligations which continues to be calculated using the assumed discount rate.

We have reviewed and incorporated the mortality improvement tables published by the Society of Actuaries in the three months ended December 31, 2016 that lowered life expectancies and thereby indicated the amount of estimated aggregate benefit payments to our U.S. pension plans' participants was decreasing. This change in assumption decreased the December 31, 2016 U.S. pension and OPEB plans’ benefit obligations by $0.9 billion.

Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effects of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to pension expense over future periods. The unamortized pre-tax actuarial loss on our pension plans was $4.8 billion and $3.7 billion at December 31, 2016 and 2015. The year-over-year change is primarily due

GENERAL MOTORS COMPANY AND SUBSIDIARIES

to the decrease in discount rates partially offset by assumption changes, primarily the U.S. mortality improvement scale. At December 31, 2016 $2.9 billion of the unamortized pre-tax actuarial loss is outside the corridor (10% of the projected benefit obligation (PBO)) and subject to amortization. The weighted-average amortization period is approximately twelve years resulting in amortization expense of $0.2 billion in 2017.

The underfunded status of the U.S. pension plans decreased by $3.2 billion in the year ended December 31, 2016 to $7.2 billion due primarily to: (1) a favorable effect of actual returns on plan assets of $4.0 billion; (2) contributions of $2.1 billion; and (3) favorable assumption changes, primarily the U.S. mortality improvement scale of $0.9 billion; partially offset by (4) interest and service cost of $2.4 billion; and (5) an unfavorable effect due to a decrease in discount rates of $1.5 billion.

The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant:

	U.S. Plans(a)		Non-U.S. Plans(a)
	Effect on 2017 Pension Expense	Effect on December 31, 2016 PBO	Effect on 2017 Pension Expense	Effect on December 31, 2016 PBO
25 basis point decrease in discount rate	-$78	+$1,726	+$39	+$788
25 basis point increase in discount rate	+$59	-$1,652	-$13	-$745
25 basis point decrease in expected rate of return on assets	+$147	N/A	+$31	N/A
25 basis point increase in expected rate of return on assets	-$147	N/A	-$31	N/A
__________

(a)	The sensitivity does not include the effects of the individual annual yield curve rates applied for the calculation of the service cost and interest cost effective in 2016.

Refer to Note 14 to our consolidated financial statements for additional information on pension contributions, investment strategies, assumptions, the change in benefit obligations and related plan assets, pension funding requirements and future net benefit payments. Refer to Note 2 to our consolidated financial statements for a discussion of the inputs used to determine fair value for each significant asset class or category.

Valuation of Deferred Tax Assets The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for the valuation of deferred tax assets represents our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions, governmental legislative actions or events, could have a material effect on our ability to utilize deferred tax assets.

At December 31, 2016 total deferred tax assets were $40 billion and valuation allowances against those deferred tax assets were $4.6 billion. Refer to Note 16 to our consolidated financial statements for additional information on the composition of these valuation allowances.

If law is enacted that reduces the U.S. statutory tax rate, we would record a significant, one-time reduction to the net deferred tax assets and related increase to income tax expense in the period that includes the enactment date of the tax rate change.

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

The following table summarizes vehicles included in GM Financial equipment on operating leases, net (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	December 31, 2016	December 31, 2015
Cars	430	271
Trucks	224	121
Crossovers	681	401
Total	1,335	793

At December 31, 2016 GM Financial's estimated residual value of the leased assets at the end of the lease term was $23.6 billion. The following table illustrates the effect of a 1% change in the estimated residual values at December 31, 2016, which will increase or decrease depreciation expense over the remaining term of GM Financial's operating leases, holding all other assumptions constant:

Impact to Depreciation Expense
Cars	$53
Trucks	52
Crossovers	131
Total	$236

Product Warranty and Recall Campaigns The estimates related to product warranties are established using historical information on the nature, frequency and average cost of claims of each vehicle line or each model year of the vehicle line and assumptions about future activity and events. When little or no claims experience exists for a model year or a vehicle line, the estimate is based on comparable models.

In GMNA we primarily accrue the costs for recall campaigns at the time of vehicle sale. In the other regions, there is not sufficient historical data to support the application of an actuarial-based estimation technique and the estimated costs are accrued at the time when they are probable and reasonably estimable, which typically occurs once it is determined a specific recall campaign is needed and announced.

The estimates related to recall campaigns accrued at the time of vehicle sale are established by applying a frequency times severity approach that considers the number of recall events, the number of vehicles per recall event, the assumed number of vehicles that will be brought in by customers for repair (take rate) and the cost per vehicle for each recall event. These estimates consider the nature, frequency and magnitude of historical recall campaigns. Costs associated with recall campaigns not accrued at the time of vehicle sale are estimated based on the estimated cost of repairs and the estimated vehicles to be repaired. Depending on part availability and time to complete repairs we may, from time to time, offer courtesy transportation at no cost to our customers. These estimates are re-evaluated on an ongoing basis and based on the best available information. Revisions are made when necessary based on changes in these factors.

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

Sales Incentives The estimated effect of sales incentives offered to dealers and end customers is recorded as a reduction of Automotive net sales and revenue at the later of the time of sale or announcement of an incentive program to dealers. There may be numerous types of incentives available at any particular time, including a choice of incentives for a specific model. Incentive programs are generally brand specific, model specific or sales region specific and are for specified time periods, which may be extended. Significant factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product, the product mix, the rate of customer acceptance of any incentive program and the likelihood that an incentive program will be extended, all of which are estimated based on historical experience and assumptions concerning customer behavior and future market conditions. When an incentive program is announced, the number of vehicles in dealer

GENERAL MOTORS COMPANY AND SUBSIDIARIES

inventory eligible for the incentive program is determined and a reduction of Automotive net sales and revenue is recorded in the period in which the program is announced. If the actual number of affected vehicles differs from this estimate, or if a different mix of incentives is actually paid, the reduction in Automotive net sales and revenue due to incentives could be affected. There are a multitude of inputs affecting the calculation of the estimate for sales incentives and an increase or decrease in any of these variables could have a significant effect on recorded sales incentives.

Forward-Looking Statements In this 2016 Form 10-K and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include among others the following: (1) our ability to deliver new products, services and customer experiences in response to new participants in the automotive industry; (2) our ability to fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers; (3) the success of our full-size pick-up trucks and SUVs, which may be affected by increases in the price of oil; (4) global automobile market sales volume, which can be volatile; (5) aggressive competition in China; (6) the international scale and footprint of our operations which exposes us to a variety of domestic and foreign political, economic and regulatory risks, including the risk of changes in existing, the adoption of new, or the introduction of novel interpretations of, laws regulations, policies or other activities of governments, agencies and similar organizations particularly laws, regulations and policies relating to free trade agreements, vehicle safety including recalls, and, including such actions that may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates; (7) our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (8) our ability to comply with extensive laws and regulations applicable to our industry, including those regarding fuel economy and emissions; (9) costs and risks associated with litigation and government investigations including the potential imposition of damages, substantial fines, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us in connection with various legal proceedings and investigations relating to our various recalls; (10) our ability to comply with the terms of the DPA; (11) our ability to maintain quality control over our vehicles and avoid material vehicle recalls and the cost and effect on our reputation and products; (12) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (13) our dependence on our manufacturing facilities around the world; (14) our highly competitive industry, which is characterized by excess manufacturing capacity and the use of incentives and the introduction of new and improved vehicle models by our competitors; (15) our ability to realize production efficiencies and to achieve reductions in costs as we implement operating effectiveness initiatives throughout our automotive operations; (16) our ability to successfully restructure our operations in various countries; (17) our ability to manage risks related to security breaches and other disruptions to our vehicles, information technology networks and systems; (18) our continued ability to develop captive financing capability through GM Financial; (19) significant increases in our pension expense or projected pension contributions resulting from changes in the value of plan assets, the discount rate applied to value the pension liabilities or mortality or other assumption changes; and (20) significant changes in economic, political, regulatory environment, market conditions, foreign currency exchange rates or political stability in the countries in which we operate, particularly China, with the effect of competition from new market entrants and in the United Kingdom with passage of a referendum to discontinue membership in the European Union.

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

*  *  *  *  *  *  *

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Automotive The overall financial risk management program is under the responsibility of the Chief Financial Officer with support from the Financial Risk Council which reviews and, where appropriate, approves strategies to be pursued to mitigate these risks. The Financial Risk Council comprises members of our management and functions under the oversight of the Audit Committee and Finance Committee of the Board of Directors. The Audit Committee and Finance Committee assist and guide the Board of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Directors in its oversight of our financial and risk management strategies. A risk management control framework is utilized to monitor the strategies, risks and related hedge positions in accordance with the policies and procedures approved by the Financial Risk Council. Our financial risk management policy is designed to protect against risk arising from extreme adverse market movements on our key exposures.

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

Foreign Currency Exchange Rate Risk We have foreign currency exposures related to buying, selling and financing in currencies other than the functional currencies of our operations. At December 31, 2016 our most significant foreign currency exposures were the Euro/British Pound, U.S. Dollar/Canadian Dollar, Euro/U.S. Dollar, U.S. Dollar/Mexican Peso, Euro/South Korean Won and U.S. Dollar/South Korean Won. Derivative instruments such as foreign currency forwards, swaps and options are used primarily to hedge exposures with respect to forecasted revenues, costs and commitments denominated in foreign currencies. At December 31, 2016 such contracts had remaining maturities of up to 12 months.

At December 31, 2016 and 2015 the net fair value liability of financial instruments with exposure to foreign currency risk was $1.0 billion and $0.8 billion. These amounts are calculated utilizing a population of foreign currency exchange derivatives, embedded derivatives and foreign currency denominated debt and exclude the offsetting effect of foreign currency cash, cash equivalents and other assets. The potential loss in fair value for such financial instruments from a 10% adverse change in all quoted foreign currency exchange rates would have been $0.2 billion and $0.3 billion at December 31, 2016 and 2015.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial condition.

The following table summarizes the amounts of automotive foreign currency translation and transaction and remeasurement losses:

	Years Ended December 31,
	2016	2015
Translation losses recorded in Accumulated other comprehensive loss	$176	$302
Transaction and remeasurement losses recorded in earnings	$345	$813

Interest Rate Risk We are subject to market risk from exposure to changes in interest rates related to certain financial instruments, primarily debt, capital lease obligations and certain marketable securities. At December 31, 2016 and 2015 we did not have any interest rate swap positions to manage interest rate exposures in our automotive operations. At December 31, 2016 and 2015 the fair value liability of debt and capital leases was $11.6 billion and $9.1 billion. The potential increase in fair value resulting from a 10% decrease in quoted interest rates would have been $0.5 billion and $0.4 billion at December 31, 2016 and 2015.

At December 31, 2016 and 2015 we had marketable securities of $11.8 billion and $7.6 billion classified as available-for-sale and an insignificant amount and $0.6 billion classified as trading. The potential decrease in fair value from a 50 basis point increase in interest rates would have had an insignificant effect at December 31, 2016 and 2015.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

prevailing market interest rates. To help mitigate interest rate risk or mismatched funding, GM Financial may employ hedging strategies to lock in the interest rate spread.

Fixed interest rate receivables purchased by GM Financial may be pledged to secure borrowings under its credit facilities. Amounts borrowed under these credit facilities bear interest at variable rates that are subject to frequent adjustments to reflect prevailing market interest rates. To protect the interest rate spread within each credit facility, GM Financial is contractually required to enter into interest rate cap agreements in connection with borrowings under its credit facilities.

In GM Financial's securitization transactions it can transfer fixed rate finance receivables to securitization trusts that, in turn, sell either fixed rate or floating rate securities to investors. Derivative financial instruments, such as interest rate swaps and caps, are used to manage the gross interest rate spread on the floating rate transactions.

GM Financial had interest rate swaps and caps in asset positions with notional amounts of $22.7 billion and $10.4 billion and in liability positions with notional amounts of $29.5 billion and $13.9 billion at December 31, 2016 and 2015. The fair value of these derivative financial instruments in asset positions was insignificant and in liability positions was $341 million and insignificant at December 31, 2016 and 2015.

The following table summarizes GM Financial's interest rate sensitive assets and liabilities, excluding derivatives, by year of expected maturity and the fair value of those assets and liabilities at December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Fair Value
Assets
Retail finance receivables
Principal amounts	$12,978	$9,169	$5,866	$3,189	$1,425	$559	$32,067
Weighted-average annual percentage rate	8.26%	8.17%	8.10%	8.05%	8.28%	10.51%
Commercial finance receivables
Principal amounts	$10,395	$109	$103	$96	$157	$136	$10,672
Weighted-average annual percentage rate	5.06%	4.13%	4.14%	4.16%	4.20%	4.14%

Liabilities
Secured Debt:
Credit facilities
Principal amounts	$8,582	$873	$314	$41	$7	$—	$9,812
Weighted-average interest rate	2.60%	5.56%	5.78%	9.48%	8.65%	—%
Securitization notes
Principal amounts	$12,686	$10,700	$4,566	$1,223	$341	$—	$29,545
Weighted-average interest rate	1.94%	2.10%	2.38%	2.85%	2.80%	—%
Unsecured Debt:
Senior notes
Principal amounts	$2,854	$3,086	$5,877	$4,650	$4,750	$7,791	$29,182
Weighted-average interest rate	3.48%	3.08%	2.65%	3.02%	3.83%	3.81%
Credit facilities and other unsecured debt
Principal amounts	$4,474	$1,081	$474	$—	$—	$—	$6,038
Weighted-average interest rate	6.23%	6.13%	3.03%	—%	—%	—%

The impact of GM Financial's discount rate, prepayment and credit loss assumptions is consistent with assumptions applied to interest rate sensitive assets and liabilities reported at December 31, 2015. GM Financial estimates the realization of finance receivables in future periods using discount rate, prepayment and credit loss assumptions similar to its historical experience. Credit facilities and securitization notes payable amounts have been classified based on expected payoff. Senior notes principal amounts have been classified based on maturity.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial primarily finances its receivables and leased assets with debt in the same currency. When a different currency is used GM Financial may use foreign currency swaps to convert substantially all of its foreign currency debt obligations to the local currency of the receivables and lease assets to minimize any impact to earnings.

GM Financial had foreign currency swaps in asset positions with notional amounts of $1.6 billion and $1.5 billion and in liability positions with notional amounts of $910 million and an insignificant amount at December 31, 2016 and 2015. The fair value of these derivative financial instruments was insignificant.

The following table summarizes GM Financial's foreign currency translation and transaction and remeasurement losses:

	Years Ended December 31,
	2016	2015
Translation losses recorded in Accumulated other comprehensive loss	$144	$669
Transaction and remeasurement losses recorded in earnings	$13	$16

*  *  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Company, its Directors, and Stockholders:

We have audited the accompanying Consolidated Balance Sheets of General Motors Company and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for each of the three years in the period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provides a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Motors Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
February 7, 2017

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Net sales and revenue
Automotive	$156,849	$145,922	$151,092
GM Financial	9,531	6,434	4,837
Total net sales and revenue	166,380	152,356	155,929
Costs and expenses
Automotive cost of sales	136,333	128,321	138,082
GM Financial interest, operating and other expenses	8,792	5,733	4,039
Automotive selling, general and administrative expense	11,710	13,405	12,158
Goodwill impairment charges	—	—	120
Total costs and expenses	156,835	147,459	154,399
Operating income	9,545	4,897	1,530
Automotive interest expense	572	443	403
Interest income and other non-operating income, net (Note 18)	429	621	823
Gain on extinguishment of debt (Note 13)	—	449	202
Equity income (Note 7)	2,282	2,194	2,094
Income before income taxes	11,684	7,718	4,246
Income tax expense (benefit) (Note 16)	2,416	(1,897)	228
Net income	9,268	9,615	4,018
Net (income) loss attributable to noncontrolling interests	159	72	(69)
Net income attributable to stockholders	$9,427	$9,687	$3,949

Net income attributable to common stockholders	$9,427	$9,687	$2,804

Earnings per share (Note 20)
Basic
Basic earnings per common share	$6.12	$6.11	$1.75
Weighted-average common shares outstanding	1,540	1,586	1,605
Diluted
Diluted earnings per common share	$6.00	$5.91	$1.65
Weighted-average common shares outstanding	1,570	1,640	1,687
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2016	2015	2014
Net income	$9,268	$9,615	$4,018
Other comprehensive income (loss), net of tax (Note 19)
Foreign currency translation adjustments and other	(384)	(955)	(478)
Defined benefit plans	(969)	1,011	(4,505)
Other comprehensive income (loss), net of tax	(1,353)	56	(4,983)
Comprehensive income (loss)	7,915	9,671	(965)
Comprehensive (income) loss attributable to noncontrolling interests	218	53	(46)
Comprehensive income (loss) attributable to stockholders	$8,133	$9,724	$(1,011)
Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$12,960	$15,238
Marketable securities (Note 3)	11,841	8,163
Accounts and notes receivable (net of allowance of $303 and $327)	9,638	8,337
GM Financial receivables, net (Note 4; Note 11 at VIEs)	22,065	18,051
Inventories (Note 5)	13,788	13,764
Equipment on operating leases, net (Note 6)	1,896	2,783
Other current assets (Note 3; Note 11 at VIEs)	4,015	3,072
Total current assets	76,203	69,408
Non-current Assets
GM Financial receivables, net (Note 4; Note 11 at VIEs)	20,724	18,500
Equity in net assets of nonconsolidated affiliates (Note 7)	8,996	9,201
Property, net (Note 8)	35,820	31,229
Goodwill and intangible assets, net (Note 10)	6,259	5,947
GM Financial equipment on operating leases, net (Note 6; Note 11 at VIEs)	34,526	20,172
Deferred income taxes (Note 16)	35,092	36,860
Other assets (Note 3; Note 11 at VIEs)	4,070	3,021
Total non-current assets	145,487	124,930
Total Assets	$221,690	$194,338
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$26,961	$24,062
Short-term debt and current portion of long-term debt (Note 13)
Automotive	1,167	817
GM Financial (Note 11 at VIEs)	27,861	18,745
Accrued liabilities (Note 12)	29,192	27,593
Total current liabilities	85,181	71,217
Non-current Liabilities
Long-term debt (Note 13)
Automotive	9,585	7,948
GM Financial (Note 11 at VIEs)	46,015	35,601
Postretirement benefits other than pensions (Note 14)	5,803	5,685
Pensions (Note 14)	17,951	20,911
Other liabilities (Note 12)	13,080	12,653
Total non-current liabilities	92,434	82,798
Total Liabilities	177,615	154,015
Commitments and contingencies (Note 15)
Equity (Note 19)
Common stock, $0.01 par value	15	15
Additional paid-in capital	26,983	27,607
Retained earnings	26,168	20,285
Accumulated other comprehensive loss	(9,330)	(8,036)
Total stockholders’ equity	43,836	39,871
Noncontrolling interests	239	452
Total Equity	44,075	40,323
Total Liabilities and Equity	$221,690	$194,338

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$9,268	$9,615	$4,018
Depreciation, amortization and impairment charges	10,408	8,017	7,238
Foreign currency remeasurement and transaction losses	358	829	437
Undistributed earnings of nonconsolidated affiliates, net	(15)	(147)	(301)
Pension contributions and OPEB payments	(3,465)	(1,600)	(1,315)
Pension and OPEB (income) expense, net	(553)	321	439
Gains on extinguishment of debt	—	(449)	(202)
Provision (benefit) for deferred taxes	1,886	(2,757)	(574)
Change in other operating assets and liabilities (Note 24)	(438)	(2,025)	247
Other operating activities	(904)	(113)	74
Net cash provided by operating activities	16,545	11,691	10,061
Cash flows from investing activities
Expenditures for property	(9,542)	(7,874)	(7,091)
Available-for-sale marketable securities, acquisitions	(15,182)	(8,113)	(7,636)
Trading marketable securities, acquisitions	(262)	(1,250)	(1,518)
Available-for-sale marketable securities, liquidations	10,871	8,463	6,874
Trading marketable securities, liquidations	872	1,758	1,881
Acquisition of companies/investments, net of cash acquired	(809)	(928)	(53)
Purchases of finance receivables, net	(17,869)	(17,495)	(14,744)
Principal collections and recoveries on finance receivables	13,172	11,726	10,860
Purchases of leased vehicles, net	(19,624)	(15,158)	(4,776)
Proceeds from termination of leased vehicles	2,557	1,096	533
Other investing activities	173	65	311
Net cash used in investing activities	(35,643)	(27,710)	(15,359)
Cash flows from financing activities
Net increase in short-term debt	798	1,128	391
Proceeds from issuance of debt (original maturities greater than three months)	45,141	35,679	31,373
Payments on debt (original maturities greater than three months)	(23,815)	(17,256)	(19,524)
Payments to purchase stock	(2,500)	(3,520)	(3,277)
Dividends paid (including charge related to redemption of Series A Preferred Stock)	(2,368)	(2,242)	(3,165)
Other financing activities	(117)	(103)	(123)
Net cash provided by financing activities	17,139	13,686	5,675
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(213)	(1,524)	(1,230)
Net decrease in cash, cash equivalents and restricted cash	(2,172)	(3,857)	(853)
Cash, cash equivalents and restricted cash at beginning of period	17,332	21,189	22,042
Cash, cash equivalents and restricted cash at end of period	$15,160	$17,332	$21,189

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$4,765	$4,676	$3,313
Non-cash business acquisition (Note 9)	$290

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Series A Preferred Stock	Common Stockholders’				Noncontrolling Interests	Total Equity
		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$3,109	$15	$28,780	$13,816	$(3,113)	$567	$43,174
Net income	—	—	—	3,949	—	69	4,018
Other comprehensive loss	—	—	—	—	(4,960)	(23)	(4,983)
Redemption and cancellation of Series A Preferred Stock	(3,109)	—	—	—	—	—	(3,109)
Purchase of common stock	—	—	(85)	(83)	—	—	(168)
Exercise of common stock warrants	—	1	38	—	—	—	39
Stock based compensation	—	—	206	(17)	—	—	189
Cash dividends paid on Series A Preferred Stock and charge related to redemption of Series A Preferred Stock	—	—	—	(1,160)	—	—	(1,160)
Cash dividends paid on common stock	—	—	—	(1,928)	—	—	(1,928)
Dividends declared or paid to noncontrolling interests	—	—	—	—	—	(73)	(73)
Other	—	—	(2)	—	—	27	25
Balance at December 31, 2014	$—	16	28,937	14,577	(8,073)	567	36,024
Net income		—	—	9,687	—	(72)	9,615
Other comprehensive income		—	—	—	37	19	56
Purchase of common stock		(1)	(1,745)	(1,774)	—	—	(3,520)
Exercise of common stock warrants		—	46	—	—	—	46
Stock based compensation		—	369	(31)	—	—	338
Cash dividends paid on common stock		—	—	(2,174)	—	—	(2,174)
Dividends declared or paid to noncontrolling interests		—	—	—	—	(75)	(75)
Other		—	—	—	—	13	13
Balance at December 31, 2015		15	27,607	20,285	(8,036)	452	40,323
Net income		—	—	9,427	—	(159)	9,268
Other comprehensive loss		—	—	—	(1,294)	(59)	(1,353)
Issuance of common stock		—	290	—	—	—	290
Purchase of common stock		—	(1,320)	(1,180)	—	—	(2,500)
Exercise of common stock warrants		—	89	—	—	—	89
Stock based compensation		—	317	(27)	—	—	290
Cash dividends paid on common stock		—	—	(2,337)	—	—	(2,337)
Dividends declared or paid to noncontrolling interests		—	—	—	—	(31)	(31)
Other		—	—	—	—	36	36
Balance at December 31, 2016		$15	$26,983	$26,168	$(9,330)	$239	$44,075

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation
General Motors Company was incorporated as a Delaware corporation in 2009. We design, build and sell cars, trucks, crossovers and automobile parts worldwide. We also provide automotive financing services through GM Financial. We analyze the results of our business through the following segments: GMNA, GME, GMIO, GMSA and GM Financial. Nonsegment operations and Maven, our ride- and car-sharing business, are classified as Corporate. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures including autonomous vehicle-related engineering costs and certain nonsegment specific revenues and expenses.

Principles of Consolidation The consolidated financial statements are prepared in conformity with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. Except for per share amounts or as otherwise specified, amounts presented within tables are stated in millions.

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

GM Financial The amounts presented for GM Financial have been adjusted to include the effect of our tax attributes on GM Financial's deferred tax positions and provision for income taxes, which are not applicable to GM Financial on a stand-alone basis, and to eliminate the effect of transactions between GM Financial and the other members of the consolidated group. Accordingly, the amounts presented will differ from those presented by GM Financial on a stand-alone basis.

Note 2. Significant Accounting Policies
The accounting policies which follow are utilized by our automotive and automotive financing operations, unless otherwise indicated.

Revenue Recognition

Automotive Automotive net sales and revenue primarily consist of revenue generated from the sale of vehicles. Vehicle sales are recorded when title and risks and rewards of ownership have passed to our customers. For the majority of our automotive sales this occurs when a vehicle is released to the carrier responsible for transporting it to a dealer and when collectability is reasonably assured. Vehicle sales are recorded when the vehicle is delivered to the dealer in most remaining cases. Provisions for recurring or announced dealer and customer sales and leasing incentives, consisting of allowances and rebates, are recorded as reductions to Automotive net sales and revenue at the time of vehicle sale. All other incentives, allowances and rebates related to vehicles previously sold are recorded as reductions to Automotive net sales and revenue when announced. Taxes assessed by various government entities, such as sales, use and value-added taxes, collected at the time of sale are excluded from Automotive net sales and revenue.

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

Automotive Financing - GM Financial Finance charge income earned on receivables is recognized using the effective interest method. Fees and commissions (including incentive payments) received and direct costs of originating loans are deferred and amortized over the term of the related finance receivables using the effective interest method and are removed from the consolidated

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

balance sheets when the related finance receivables are sold, charged off or paid in full. Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession. Payments received on nonaccrual loans are first applied to any fees due, then to any interest due and then any remaining amounts are recorded to principal. Interest accrual generally resumes once an account has received payments bringing the delinquency to less than 60 days past due. Accrual of finance charge income on commercial finance receivables is generally suspended on accounts that are more than 90 days delinquent, upon receipt of a bankruptcy notice from a borrower, or where reasonable doubt exists about the full collectability of contractually agreed upon principal and interest. Payments received on nonaccrual loans are first applied to principal. Interest accrual resumes once an account has received payments bringing the account fully current and collection of contractual principal and interest is reasonably assured (including amounts previously charged off).

Income from operating lease assets, which includes lease origination fees, net of lease origination costs and incentives, is recorded as operating lease revenue on a straight-line basis over the term of the lease agreement.

Advertising and Promotion Expenditures Advertising and promotion expenditures, which are expensed as incurred in Automotive selling, general and administrative expense, were $5.3 billion, $5.1 billion and $5.2 billion in the years ended December 31, 2016, 2015 and 2014.

Research and Development Expenditures Research and development expenditures, which are expensed as incurred in Automotive cost of sales, were $8.1 billion, $7.5 billion and $7.4 billion in the years ended December 31, 2016, 2015 and 2014.

Cash Equivalents and Restricted Cash Cash equivalents are defined as short-term, highly-liquid investments with original maturities of 90 days or less. Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash. We are required to post cash as collateral as part of certain agreements that we enter into as part of our operations. Restricted cash is invested in accordance with the terms of the underlying agreements and include amounts related to various deposits, escrows and other cash collateral. Restricted cash is included in Other current assets and Other assets in the consolidated balance sheets.

Fair Value Measurements A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy: Level 1 - Quoted prices for identical instruments in active markets; Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose significant inputs are observable; and Level 3 - Instruments whose significant inputs are unobservable. Financial instruments are transferred in and/or out of Level 1, 2 or 3 at the beginning of the accounting period in which there is a change in the valuation inputs.

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

We measure the fair value of our marketable securities using a market approach where identical or comparable prices are available and an income approach in other cases. If quoted market prices are not available, fair values of securities are determined using prices from a pricing service, pricing models, quoted prices of securities with similar characteristics or discounted cash flow models. These prices represent non-binding quotes. Our pricing service utilizes industry-standard pricing models that consider various inputs. We conduct an annual review of our pricing service and believe the prices received from our pricing service are a reliable representation of exit prices.

An evaluation is made quarterly to determine if unrealized losses related to non-trading investments in securities are other-than-temporary. Factors considered include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and the intent to sell or likelihood to be forced to sell the security before any anticipated recovery.

GM Financial Receivables Finance receivables are carried at amortized cost, net of allowance for loan losses. The component of the allowance for retail finance receivables that is collectively evaluated for impairment is based on a statistical calculation

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

which is supplemented by management judgment. GM Financial uses a combination of forecasting models to determine the allowance for loan losses. Factors that are considered when estimating the allowance include historical delinquency migration to loss, probability of default and loss given default. The loss confirmation period is a key assumption within the models and represents the average amount of time from when a loss event first occurs to when the receivable is charged off. GM Financial also considers an evaluation of overall portfolio credit quality based on various indicators.

Retail finance receivables that become classified as troubled debt restructurings (TDRs) are separately assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate. Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs.

Retail finance receivables are generally charged off in the month in which the account becomes 120 days contractually delinquent if GM Financial has not yet recorded a repossession charge-off. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the contract, including accrued interest.

Inventories Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less cost to sell, and considers general market and economic conditions, periodic reviews of current profitability of vehicles, product warranty costs and the effect of current and expected incentive offers at the balance sheet date. Net realizable value for off-lease and other vehicles is current auction sales proceeds less disposal and warranty costs. Productive material, work in process, supplies and service parts are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete.

Equipment on Operating Leases Equipment on operating leases, net is reported at cost, less accumulated depreciation and impairment, net of origination fees or costs and lease incentives. Estimated income from operating lease assets, which includes lease origination fees, net of lease origination costs, is recorded as operating lease revenue on a straight-line basis over the term of the lease agreement. Leased vehicles are depreciated on a straight-line basis to an estimated residual value over the term of the lease agreements.

We have significant investments in vehicle operating lease portfolios, which consist of vehicle leases to retail customers with lease terms of two to five years and vehicles leased to rental car companies with lease terms that average eight months. We are exposed to changes in the residual values of these assets. For impairment purposes the residual values represent estimates of the values of the vehicles leased at the end of the lease contracts and are determined based on forecasted auction proceeds when there is a reliable basis to make such a determination. Realization of the residual values is dependent on the future ability to market the vehicles under prevailing market conditions. The adequacy of the estimate of the residual value is evaluated over the life of the lease and adjustments may be made to the extent the expected value of the vehicle at lease termination changes. Adjustments may be in the form of revisions to the depreciation rate or recognition of an impairment charge. Impairment is determined to exist if an impairment indicator exists and the expected future cash flows, which include estimated residual values, are lower than the carrying amount of the vehicles leased. If the carrying amount is considered impaired an impairment charge is recorded for the amount by which the carrying amount exceeds fair value. Fair value is determined primarily using the anticipated cash flows, including estimated residual values.

In our automotive operations when a leased vehicle is returned the asset is reclassified from Equipment on operating leases, net to Inventories at the lower of cost or estimated selling price, less cost to sell. Upon disposition, proceeds are recorded in Automotive net sales and revenue and costs are recorded in Automotive cost of sales. In our automotive finance operations when a leased vehicle is returned or repossessed the asset is recorded in Other assets at the lower of cost or estimated selling price, less costs to sell. Upon disposition a gain or loss is recorded in GM Financial interest, operating and other expenses for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset.

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

Property, net Property, plant and equipment, including internal use software, is recorded at cost. Major improvements that extend the useful life or add functionality are capitalized. The gross amount of assets under capital leases is included in property, plant and equipment. Expenditures for repairs and maintenance are charged to expense as incurred. We depreciate all depreciable property using the straight-line method. Leasehold improvements are amortized over the period of lease or the life of the asset, whichever is shorter. The amortization of the assets under capital leases is included in depreciation expense. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are eliminated and any resulting gain or loss is recorded in earnings. Impairment charges related to property are recorded in Automotive cost of sales, Automotive selling, general and administrative expense or GM Financial interest, operating and other expenses.

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

Goodwill Goodwill is tested for impairment annually on October 1 or when events occur or circumstances change that would trigger such a review. A two-step impairment test is used to identify potential goodwill impairment. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. When performing our goodwill impairment testing, the fair values of our reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections. Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly we calculate the implied goodwill for those reporting units failing Step 1 in the same manner that goodwill is recognized in a business combination pursuant to Accounting Standards Codification (ASC) 805.

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

Valuation of Long-Lived Assets The carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business are evaluated for impairment when events and circumstances warrant. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds fair value. Product-specific long-lived asset groups and non-product specific long-lived assets are separately tested for impairment on an asset group basis. Fair value is determined using either the market or sales comparison approach, cost approach or anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held for use until disposition.

Pension and OPEB Plans

Attribution, Methods and Assumptions The cost of benefits provided by defined benefit pension plans is recorded in the period employees provide service. The cost of pension plan amendments that provide for benefits already earned by plan participants is amortized over the expected period of benefit which may be the duration of the applicable collective bargaining agreement specific to the plan, the expected future working lifetime or the life expectancy of the plan participants.

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

The discount rate assumption is established for each of the retirement-related benefit plans at their respective measurement dates. In the U.S. we use a cash flow matching approach that uses projected cash flows matched to spot rates along a high quality corporate bond yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. Effective 2016 we applied the individual annual yield curve rates instead of the single equivalent discount rate to determine the service cost and interest cost for our pension and OPEB plans. This refinement more specifically links the cash flows related to service cost and interest cost to bonds maturing in their year of payment.

The benefit obligation for pension plans in Canada, the U.K. and Germany represents 91% of the non-U.S. pension benefit obligation at December 31, 2016. The discount rates for plans in Canada, the U.K. and Germany are determined using a cash flow matching approach similar to the U.S. approach.

Plan Asset Valuation Due to the lack of timely available market information for certain investments in the asset classes described below as well as the inherent uncertainty of valuation, reported fair values may differ from fair values that would have been used had timely available market information been available.

Common and Preferred Stock Common and preferred stock for which market prices are readily available at the measurement date are valued at the last reported sale price or official closing price on the primary market or exchange on which they are actively traded and are classified in Level 1. Such equity securities for which the market is not considered to be active are valued via the use of observable inputs, which may include, among others, the use of adjusted market prices last available, bids or last available sales prices and/or other observable inputs and are classified in Level 2. Common and preferred stock classified in Level 3 are privately issued securities or other issues that are valued via the use of valuation models using significant unobservable inputs that generally consider, among others, aged (stale) pricing, earnings multiples, discounted cash flows and/or other qualitative and quantitative factors.

Debt Securities Valuations for debt securities are based on quotations received from independent pricing services or from dealers who make markets in such securities. Debt securities priced via pricing services that utilize matrix pricing which considers readily observable inputs such as the yield or price of bonds of comparable quality, coupon, maturity and type as well as dealer supplied prices, are classified in Level 2. Debt securities that are typically priced by dealers and pricing services via the use of proprietary pricing models which incorporate significant unobservable inputs are classified in Level 3. These inputs primarily consist of yield and credit spread assumptions, discount rates, prepayment curves, default assumptions and recovery rates.

Investment Funds, Private Equity and Debt Investments and Real Estate Investments Investment funds, private equity and debt investments and real estate investments are valued based on the Net Asset Value (NAV) per Share (or its equivalent) as a practical expedient to estimate fair value due to the absence of readily available market prices.

NAV's are provided by the respective investment sponsors or investment advisers and are subsequently reviewed and approved by management. In the event management concludes a reported NAV does not reflect fair value or is not determined as of the financial reporting measurement date, we will consider whether and when deemed necessary to make an adjustment at the balance sheet date. In determining whether an adjustment to the external valuation is required, we will review material factors that could affect the valuation, such as changes in the composition or performance of the underlying investments or comparable investments, overall market conditions, expected sale prices for private investments which are probable of being sold in the short-term and other economic factors that may possibly have a favorable or unfavorable effect on the reported external valuation.

Stock Incentive Plans Our stock incentive plans include RSUs, RSAs, Performance Share Units (PSUs) and stock options. We measure and record compensation expense based on the fair value of our common stock on the date of grant for RSUs, RSAs and PSUs and the grant date fair value of stock options determined utilizing a lattice model or the Black-Scholes-Merton formula. Compensation cost for awards that do not have an established accounting grant date is based on the fair value of our common stock at the end of each reporting period. We record compensation cost for RSUs, RSAs and PSUs on a straight-line basis over the entire vesting period, or for retirement eligible employees over the requisite service period. We use the graded vesting method to record compensation cost for stock options over the lesser of the vesting period or the time period an employee becomes eligible

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

to retain the award at retirement. The liability for stock incentive plan awards settled in cash is remeasured to fair value at the end of each reporting period.

Product Warranty and Recall Campaigns The estimated costs related to product warranties are accrued at the time products are sold and are charged to Automotive cost of sales. These estimates are established using historical information on the nature, frequency and average cost of claims of each vehicle line or each model year of the vehicle line and assumptions about future activity and events. Revisions are made when necessary and are based on changes in these factors.

The estimated costs related to recall campaigns are generally accrued at the time of vehicle sale in GMNA by applying a frequency times severity approach that considers the number of historical recall campaigns, the number of vehicles per recall campaign, the estimated number of vehicles to be repaired and the cost per vehicle for each recall campaign. The estimated costs associated with recall campaigns in other geographical regions are accrued when probable and estimable using the estimated costs of repairs and the estimated number of vehicles to be repaired. Costs associated with recall campaigns are charged to Automotive cost of sales. Revisions are made when necessary based on changes in these factors.

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

We record uncertain tax positions on the basis of a two-step process whereby we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and for those tax positions that meet the more likely than not recognition, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in Income tax expense (benefit).

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

Gains and losses arising from foreign currency transactions and the effects of remeasurements discussed in the preceding paragraph are recorded in Automotive cost of sales and GM Financial interest, operating and other expenses unless related to Automotive debt, which are recorded in Interest income and other non-operating income, net. Foreign currency transaction and remeasurement losses were $358 million, $829 million and $437 million in the years ended December 31, 2016, 2015 and 2014.

Derivative Financial Instruments Derivative financial instruments are recognized as either assets or liabilities at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as an accounting hedge, as well as the type of hedging relationship identified. Derivative instruments are not used for trading or speculative purposes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Automotive We utilize options, swaps and forward contracts to manage foreign currency and commodity price risks. The change in fair value of option and forward contracts not designated as hedges is recorded in Interest income and other non-operating income, net. Cash flows for all derivative financial instruments are classified in cash flows from operating activities. At December 31, 2016 and 2015 we had derivative instruments not designated as hedges in asset positions with notional amounts of $5.7 billion and $6.8 billion and in liability positions with notional amounts of $651 million and $264 million. The fair value of these derivative instruments was insignificant at December 31, 2016 and 2015.

Certain foreign currency and commodity forward contracts have been designated as cash flow hedges. The risk being hedged is the foreign currency and commodity price risk related to forecasted transactions. If the contract has been designated as a cash flow hedge, the effective portion of changes in the fair value of the cash flow hedge is deferred in Accumulated other comprehensive loss and is recognized in Automotive cost of sales when the hedged item affects earnings. Any ineffective portion is recorded in Automotive cost of sales in the period of remeasurement. At December 31, 2016 the notional amount of these derivative instruments in asset positions was $909 million and was insignificant at December 31, 2015. The fair value of these derivative instruments was insignificant at December 31, 2016 and 2015.

Automotive Financing - GM Financial GM Financial utilizes interest rate option and swap agreements to manage interest rate risk and foreign currency swap agreements to manage foreign currency risk. The change in fair value of the option and swap agreements not designated as hedges is recorded in GM Financial interest, operating and other expenses. Cash flows for all derivative financial instruments are classified in cash flows from operating activities. At December 31, 2016 and 2015 GM Financial had derivative instruments not designated as hedges in asset positions with notional amounts of $20.7 billion and $11.9 billion and liability positions with notional amounts of $20.6 billion and $13.9 billion. The fair value of these derivatives was insignificant at December 31, 2016 and 2015.

Certain interest rate swap agreements have been designated as fair value hedges of fixed-rate debt. At December 31, 2016 and 2015 the notional amounts of these instruments in liability positions were $7.7 billion and $1.0 billion. The fair value of these derivative instruments in liability positions was $276 million at December 31, 2016 and was insignificant at December 31, 2015. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the swap has been designated as a fair value hedge, the changes in the fair value of the hedged debt are recorded in Interest expense. The change in fair value of the related derivative (excluding accrued interest) is also recorded in Interest expense.

Beginning in 2016 certain interest rate swap and foreign currency swap agreements have been designated as cash flow hedges. At December 31, 2016 the notional amount of these designated instruments in asset positions was $3.5 billion and in liability positions was $2.1 billion. The fair value of these derivative instruments was insignificant at December 31, 2016. The risk being hedged is the foreign currency and interest rate risk related to forecasted transactions. If the contract has been designated as a cash flow hedge, the effective portion of changes in the fair value of the cash flow hedge is deferred in Accumulated other comprehensive loss and is recognized in GM Financial interest, operating and other expenses when the hedged item affects earnings. Any ineffective portion is recorded in GM Financial interest, operating and other expenses in the period of remeasurement.

The gains or losses on all derivative instruments included in the consolidated income statements and Accumulated other comprehensive loss were insignificant in the years ended December 31, 2016, 2015 and 2014.

Recently Adopted Accounting Standards Effective January 1, 2016 we retrospectively adopted Accounting Standards Update (ASU) 2015-17, "Balance Sheet Classification of Deferred Taxes", which requires all deferred tax assets and liabilities to be classified as non-current. As a result current Deferred income taxes and Accrued liabilities decreased by $8.6 billion and $249 million and non-current Deferred income taxes increased by $8.4 billion at December 31, 2015 in our consolidated balance sheets.

In November 2016 the Financial Accounting Standards Board (FASB) issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" (ASU 2016-18), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. We adopted ASU 2016-18 during the three months ended December 31, 2016 on a retrospective basis. As a result Net cash provided by operating activities decreased by $287 million in the year ended December 31, 2015 and increased by an insignificant amount in the year ended December 31, 2014. Net cash used in investing activities decreased by $325 million and $339 million in the years ended December 31, 2015 and 2014 and beginning-of-period cash, cash equivalents and restricted cash increased by $2.1 billion, $2.2 billion and $2.0 billion in 2016, 2015 and 2014.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Accounting Standards Not Yet Adopted In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires us to recognize revenue when a customer obtains control rather than when we have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. ASU 2014-09, as amended, is effective for us beginning January 1, 2018. ASU 2014-09 will affect the amount and timing of certain revenue related transactions primarily resulting from the earlier recognition of certain sales incentives and fixed fee license arrangements. Upon adoption of ASU 2014-09 sales incentives will be recorded at the time of sale rather than at the later of sale or announcement and fixed fee license arrangements will be recognized when the customer is granted access to intellectual property instead of over the contract period. Certain transactions with daily rental car companies may also qualify to be accounted for as a sale as opposed to the current accounting as an operating lease. We have not yet determined whether we will adopt the provisions of ASU 2014-09 on a retrospective basis or through a cumulative adjustment to equity. We do not expect the adoption of ASU 2014-09 to be material to our consolidated financial statements. We continue to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements, and anticipate testing our new controls and processes designed to comply with ASU 2014-09 throughout 2017 to permit adoption by January 1, 2018.

In January 2016 the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires, among other items, equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements. ASU 2016-01 is effective for us beginning January 1, 2018. At December 31, 2016 the carrying value of equity investments that are not accounted for under the equity method of accounting totaled $526 million and unrealized gains or losses were insignificant. Currently we do not believe the adoption of ASU 2016-01 will have a material impact on our consolidated financial statements, however changes in future market conditions and equity investment balances prior to the implementation date will affect the impact the adoption may have on our consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02, "Leases" (ASU 2016-02), which requires us as the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. The accounting for leases where we are the lessor remains largely unchanged. ASU 2016-02 is effective for us beginning January 1, 2019 with early adoption permitted. While we are currently assessing the impact ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under noncancelable operating leases are disclosed in Note 15.

In June 2016 the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), that requires entities to use a new impairment model based on expected losses. Under this new model an entity would recognize an impairment allowance equal to its current estimate of credit losses on financial assets measured at amortized cost. ASU 2016-13 is effective for us beginning January 1, 2020 with early adoption permitted January 1, 2019. Credit losses under the new model will consider relevant information about past events, current conditions and reasonable and supportable forecasts, resulting in recognition of lifetime expected credit losses by GM Financial upon loan origination as compared to our current accounting that recognizes credit losses as incurred. We are currently evaluating new processes to calculate credit losses in accordance with ASU 2016-13 that, once completed, will determine the impact on our consolidated financial statements which at the date of adoption will increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

Note 3. Marketable Securities
The following table summarizes the fair value of cash equivalents and marketable securities which approximates cost:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	December 31, 2016	December 31, 2015
Cash and cash equivalents
Cash, cash equivalents and time deposits		$6,077	$7,730
Available-for-sale securities
U.S. government and agencies	2	1,158	—
Corporate debt	2	2,524	4,071
Money market funds	1	1,802	2,275
Sovereign debt	2	1,399	1,162
Total available-for-sale securities – cash equivalents		6,883	7,508
Total cash and cash equivalents		$12,960	$15,238
Marketable securities
Available-for-sale securities
U.S. government and agencies	2	$5,886	$5,329
Corporate debt	2	3,611	2,196
Mortgage and asset-backed	2	197	—
Sovereign debt	2	2,147	57
Total available-for-sale securities – marketable securities		11,841	7,582
Trading securities – sovereign debt	2	—	581
Total marketable securities		$11,841	$8,163
Restricted cash
Cash, cash equivalents and time deposits		$531	$833
Available-for-sale securities, primarily money market funds	1	1,687	1,340
Total restricted cash		$2,218	$2,173

Available-for-sale securities included above with contractual maturities (excluding mortgage and asset-backed securities)
Due in one year or less		$10,957
Due between one and five years		5,786
Total available-for-sale securities with contractual maturities		$16,743
Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $8.5 billion, $7.9 billion and $5.9 billion in the years ended December 31, 2016, 2015 and 2014. Net unrealized gains and losses on trading securities were insignificant in the years ended December 31, 2016, 2015 and 2014.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$12,960	$15,238
Restricted cash included in Other current assets	1,613	1,529
Restricted cash included in Other assets	587	565
Total cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$15,160	$17,332

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 4. GM Financial Receivables

	December 31, 2016			December 31, 2015
	Retail	Commercial	Total	Retail	Commercial	Total
Finance receivables, collectively evaluated for impairment, net of fees	$30,989	$10,652	$41,641	$27,512	$8,127	$35,639
Finance receivables, individually evaluated for impairment, net of fees	1,921	70	1,991	1,612	82	1,694
GM Financial receivables	32,910	10,722	43,632	29,124	8,209	37,333
Less: allowance for loan losses	(793)	(50)	(843)	(735)	(47)	(782)
GM Financial receivables, net	$32,117	$10,672	$42,789	$28,389	$8,162	$36,551

Fair value of GM Financial receivables			$42,739			$36,707

GM Financial estimates the fair value of retail finance receivables using observable and unobservable Level 3 inputs within a cash flow model. The inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables. The projected cash flows are then discounted using current risk-adjusted rates to derive the fair value of the portfolio. Macroeconomic factors could affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in GM Financial's cash flow model. A substantial majority of GM Financial's commercial finance receivables have variable interest rates and maturities of one year or less. Therefore, the carrying amount, a level 2 input, is considered to be a reasonable estimate of fair value.

	Years Ended December 31,
	2016	2015	2014
Allowance for loan losses at beginning of period	$782	$695	$548
Provision for loan losses	669	624	604
Charge-offs	(1,173)	(999)	(914)
Recoveries	561	487	470
Effect of foreign currency	4	(25)	(13)
Allowance for loan losses at end of period	$843	$782	$695

The allowance for loan losses on retail and commercial finance receivables included a collective allowance of $560 million, $553 million and $518 million and a specific allowance of $283 million, $229 million and $177 million at December 31, 2016, 2015 and 2014.

Retail Finance Receivables GM Financial uses proprietary scoring systems in its underwriting process that measure the credit quality of retail finance receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO scores or its equivalent) and contract characteristics. In addition to GM Financial's proprietary scoring systems GM Financial considers other individual consumer factors such as employment history, financial stability and capacity to pay. Subsequent to origination GM Financial reviews the credit quality of retail finance receivables based on customer payment activity. In North America, while we historically focused on consumers with lower than prime credit scores, we have expanded our prime lending programs. At December 31, 2016 and 2015, 48% and 60% of the retail finance receivables in North America were from consumers with sub-prime credit scores, which are defined as FICO scores or its equivalent of less than 620 at the time of loan origination. At the time of loan origination, substantially all of GM Financial's international consumers have the equivalent of prime credit scores.

GM Financial purchases retail finance contracts from automobile dealers without recourse, and accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At December 31, 2016 and 2015 the accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $807 million and $778 million. The following table

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

summarizes the contractual amount of delinquent retail finance receivables, which is not significantly different than the recorded investment of the retail finance receivables:

	December 31, 2016		December 31, 2015
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,235	3.7%	$1,237	4.2%
Greater-than-60 days delinquent	542	1.7%	481	1.6%
Total finance receivables more than 30 days delinquent	1,777	5.4%	1,718	5.8%
In repossession	51	0.1%	46	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,828	5.5%	$1,764	6.0%

At December 31, 2016 and 2015 retail finance receivables classified as TDRs and individually evaluated for impairment were $1.9 billion and $1.6 billion and the allowance for loan losses included $276 million and $220 million of specific allowances on these receivables.

Commercial Finance Receivables GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. A credit review of each dealer is performed at least annually, and if necessary, the dealer's risk rating is adjusted on the basis of the review. Dealers in Group VI are subject to additional restrictions on funding, up to suspension of lines of credit and liquidation of assets. At December 31, 2016 and 2015 the commercial finance receivables on non-accrual status were insignificant. The following table summarizes the credit risk profile by dealer grouping of the commercial finance receivables:

		December 31, 2016	December 31, 2015
Group I	– Dealers with superior financial metrics	$1,576	$1,298
Group II	– Dealers with strong financial metrics	3,299	2,573
Group III	– Dealers with fair financial metrics	3,842	2,597
Group IV	– Dealers with weak financial metrics	1,201	1,058
Group V	– Dealers warranting special mention due to potential weaknesses	636	501
Group VI	– Dealers with loans classified as substandard, doubtful or impaired	168	182
		$10,722	$8,209

Note 5. Inventories

	December 31, 2016
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$3,226	$684	$974	$759	$5,643
Finished product, including service parts	4,108	2,229	1,107	701	8,145
Total inventories	$7,334	$2,913	$2,081	$1,460	$13,788

	December 31, 2015
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$2,705	$713	$1,113	$616	$5,147
Finished product, including service parts	4,884	2,166	954	613	8,617
Total inventories	$7,589	$2,879	$2,067	$1,229	$13,764

Note 6. Equipment on Operating Leases
Equipment on operating leases in our automotive operations consists of vehicle sales to daily rental car companies with a guaranteed repurchase obligation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2016	December 31, 2015
Equipment on operating leases	$2,076	$3,037
Less: accumulated depreciation	(180)	(254)
Equipment on operating leases, net	$1,896	$2,783

	Years Ended December 31,
	2016	2015	2014
Depreciation expense	$167	$341	$507
Impairment charges	$188	$215	$155

GM Financial originates leases to retail customers that are recorded as operating leases.

	December 31, 2016	December 31, 2015
GM Financial equipment on operating leases	$40,875	$23,005
Less: accumulated depreciation	(6,349)	(2,833)
GM Financial equipment on operating leases, net	$34,526	$20,172

Depreciation expense related to GM Financial equipment on operating leases, net was $4.6 billion, $2.3 billion and $868 million in the years ended December 31, 2016, 2015 and 2014.

The following table summarizes minimum rental payments due to GM Financial on leases to retail customers:

	2017	2018	2019	2020	2021
Minimum rental receipts under operating leases	$5,649	$4,176	$1,869	$180	$4

Note 7. Equity in Net Assets of Nonconsolidated Affiliates
Nonconsolidated affiliates are entities in which an equity ownership interest is maintained and for which the equity method of accounting is used due to our ability to exert significant influence over decisions relating to their operating and financial affairs. Revenue and expenses of our joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income.

	Years Ended December 31,
	2016	2015	2014
Automotive China JVs equity income	$1,973	$2,057	$2,066
Other joint ventures equity income	309	137	28
Total Equity income	$2,282	$2,194	$2,094

Investments in Nonconsolidated Affiliates

	December 31, 2016	December 31, 2015
Automotive China JVs carrying amount	$7,859	$7,997
Other investments carrying amount	1,137	1,204
Total equity in net assets of nonconsolidated affiliates	$8,996	$9,201

At December 31, 2016 and 2015 the carrying amount of our investments in certain joint ventures exceeded our share of the underlying net assets by $4.3 billion primarily related to goodwill from the application of fresh-start reporting and purchase of additional interests in nonconsolidated affiliates.

The following table summarizes our direct ownership interests in China JVs at December 31, 2016 and 2015:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Direct Ownership
Automotive China JVs
SAIC General Motors Corp., Ltd. (SGM)	50%
SAIC GM (Shenyang) Norsom Motors Co., Ltd. (SGM Norsom)	25%
SAIC GM Dong Yue Motors Co., Ltd. (SGM DY)	25%
SAIC GM Dong Yue Powertrain Co., Ltd. (SGM DYPT)	25%
SAIC GM Wuling Automobile Co., Ltd.	44%
FAW-GM Light Duty Commercial Vehicle Co., Ltd.	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Shanghai Chengxin Used Car)	33%
SAIC General Motors Sales Co., Ltd.	49%
Other joint ventures
SAIC-GMAC	35%

SGM is a joint venture we established with Shanghai Automotive Industry Corporation (SAIC) (50%). SGM has interests in three other joint ventures in China: SGM Norsom, SGM DY and SGM DYPT. These three joint ventures are jointly held by SGM (50%), SAIC (25%) and ourselves. These four joint ventures are engaged in the production, import and sale of a range of products under the Buick, Chevrolet and Cadillac brands. SGM also has interests in Shanghai OnStar (20%), Shanghai Chengxin Used Car (33%) and SAIC-GMAC (20%). Shanghai Automotive Group Finance Company Ltd., a subsidiary of SAIC, owns 45% of SAIC-GMAC.

Summarized Financial Data of Nonconsolidated Affiliates

	December 31, 2016			December 31, 2015
	Automotive China JVs	Others	Total	Automotive China JVs	Others	Total
Summarized Balance Sheet Data
Current assets	$17,325	$8,383	$25,708	$17,270	$9,358	$26,628
Non-current assets	12,712	5,991	18,703	10,801	4,266	15,067
Total assets	$30,037	$14,374	$44,411	$28,071	$13,624	$41,695

Current liabilities	$21,428	$7,277	$28,705	$19,141	$8,477	$27,618
Non-current liabilities	1,393	3,898	5,291	1,132	1,933	3,065
Total liabilities	$22,821	$11,175	$33,996	$20,273	$10,410	$30,683

Noncontrolling interests	$856	$1	$857	$907	$6	$913

	Years Ended December 31,
	2016	2015	2014
Summarized Operating Data
Automotive China JVs' net sales	$47,150	$44,959	$43,853
Others' net sales	2,412	3,571	3,171
Total net sales	$49,562	$48,530	$47,024

Automotive China JVs' net income	$4,117	$4,290	$4,312
Others' net income	378	435	91
Total net income	$4,495	$4,725	$4,403

Transactions with Nonconsolidated Affiliates Our nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks, crossovers and automobile parts. We enter into transactions with certain nonconsolidated

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

affiliates to purchase and sell component parts and vehicles. The following tables summarize transactions with and balances related to our nonconsolidated affiliates:

	Years Ended December 31,
	2016	2015	2014
Automotive sales and revenue	$913	$1,764	$2,762
Automotive purchases, net	$806	$93	$311
Dividends received	$2,120	$2,047	$1,793
Operating cash flows	$2,532	$3,782	$4,321

	December 31, 2016	December 31, 2015
Accounts and notes receivable, net	$818	$721
Accounts payable	$554	$179
Undistributed earnings	$2,172	$2,158

Note 8. Property

	Estimated Useful Lives in Years	December 31, 2016	December 31, 2015
Land		$1,645	$1,636
Buildings and improvements	5-40	6,655	5,562
Machinery and equipment	3-27	22,855	19,338
Construction in progress		5,347	4,633
Real estate, plants and equipment		36,502	31,169
Less: accumulated depreciation		(11,614)	(9,516)
Real estate, plants and equipment, net		24,888	21,653
Special tools, net	1-9	10,932	9,576
Total property, net		$35,820	$31,229

The amount of capitalized software included in Property, net was $1.1 billion and $907 million at December 31, 2016 and 2015. The amount of interest capitalized and excluded from Automotive interest expense related to Property, net was insignificant in the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
Depreciation and amortization expense	$5,015	$4,251	$4,187
Impairment charges	$68	$628	$709
Capitalized software amortization expense(a)	$466	$378	$295
__________

(a)	Included in depreciation and amortization expense.

Note 9. Acquisition of Business
On May 12, 2016 we acquired all of the outstanding capital stock of Cruise, an autonomous vehicle technology company, to further accelerate our development of autonomous vehicles. The deal consideration at closing was $581 million, of which $291 million was paid in cash and approximately $290 million was paid through the issuance of new common stock. The fair value of the common stock issued was determined based on the closing price of our common stock on May 12, 2016. In conjunction with the acquisition, we entered into other agreements that will result in future costs contingent upon the continued employment of key individuals and additional performance-based awards contingent upon the achievement of specific technology and commercialization milestones.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Of the total consideration, $130 million was allocated to intangible assets, primarily in-process research and development with an indefinite life until fully developed and commercialized, $39 million was allocated to deferred tax liabilities, net of other assets, and $490 million was allocated to non-tax-deductible goodwill in Corporate primarily related to the synergies expected to arise as a result of the acquisition.

The results of operations associated with this acquisition were not significant to our consolidated financial statements. Accordingly, pro forma financial information is not presented. We have included the financial results of Cruise in our consolidated financial statements from the date of acquisition.

Note 10. Goodwill and Intangible Assets
At December 31, 2016 our total goodwill balance of $1.9 billion consisted of $1.4 billion recorded in GM Financial and $490 million included in Corporate. At December 31, 2015 our goodwill balance of $1.4 billion was recorded in GM Financial.

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$8,399	$7,940	$459	$8,263	$7,838	$425
Brands	4,421	933	3,488	4,427	808	3,619
Dealer network, customer relationships and other	1,356	912	444	1,346	814	532
Total intangible assets	$14,176	$9,785	$4,391	$14,036	$9,460	$4,576

Our amortization expense related to Intangible assets was $328 million, $327 million, and $676 million in the years ended December 31, 2016, 2015 and 2014.

Amortization expense related to Intangible assets is estimated to be approximately $200 million in each of the next five years.

Note 11. Variable Interest Entities
GM Financial uses special purpose entities (SPEs) that are considered VIEs to issue variable funding notes to third party bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing related assets transferred by GM Financial to the VIEs (Securitized Assets). GM Financial determined that it is the primary beneficiary of the SPEs because the servicing responsibilities for the Securitized Assets give GM Financial the power to direct the activities that most significantly impact the performance of the VIEs and the variable interests in the VIEs give GM Financial the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or its other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required and does not currently intend to provide additional financial support to these SPEs. While these subsidiaries are included in GM Financial's consolidated financial statements, they are separate legal entities and their assets are legally owned by them and are not available to GM Financial's creditors. The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	December 31, 2016	December 31, 2015
Restricted cash – current	$1,532	$1,345
Restricted cash – non-current	$535	$531
GM Financial receivables, net of fees – current	$15,220	$12,224
GM Financial receivables, net of fees – non-current	$14,151	$12,597
GM Financial equipment on operating leases, net	$19,341	$11,684
GM Financial short-term debt and current portion of long-term debt	$20,005	$13,545
GM Financial long-term debt	$18,239	$15,841

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 12. Accrued and Other Liabilities

	December 31, 2016	December 31, 2015
Accrued liabilities
Dealer and customer allowances, claims and discounts	$9,934	$8,076
Deposits primarily from rental car companies	3,010	5,051
Deferred revenue	2,755	2,227
Product warranty and related liabilities	3,517	3,487
Payrolls and employee benefits excluding postemployment benefits	3,067	2,378
Other	6,909	6,374
Total accrued liabilities	$29,192	$27,593
Other liabilities
Deferred revenue	$2,362	$2,007
Product warranty and related liabilities	6,184	5,792
Employee benefits excluding postemployment benefits	926	896
Postemployment benefits including facility idling reserves	798	833
Other	2,810	3,125
Total other liabilities	$13,080	$12,653

	Years Ended December 31,
	2016	2015	2014
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$9,279	$9,646	$7,601
Warranties issued and assumed in period – recall campaigns and courtesy transportation	982	986	2,910
Warranties issued and assumed in period – product warranty	2,552	2,325	2,540
Payments	(3,710)	(3,987)	(4,326)
Adjustments to pre-existing warranties	625	588	1,187
Effect of foreign currency and other	(27)	(279)	(266)
Warranty balance at end of period	$9,701	$9,279	$9,646

During the three months ended September 30, 2014 we began accruing the costs for recall campaigns at the time of vehicle sale in GMNA, which resulted in a charge due to a change in estimate for previously sold vehicles of $874 million recorded in the three months ended June 30, 2014. We had historically accrued estimated costs related to recall campaigns in GMNA when probable and reasonably estimable, which typically occurred once it was determined a specific recall campaign was needed and announced. We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be an insignificant amount at December 31, 2016.

Note 13. Automotive and GM Financial Debt

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2016	December 31, 2015
Secured debt	$136	$220
Unsecured debt	9,795	7,619
Capital leases	821	926
Total automotive debt(a)	$10,752	$8,765

Fair value utilizing Level 1 inputs	$9,515	$6,972
Fair value utilizing Level 2 inputs	2,097	2,116
Fair value of automotive debt	$11,612	$9,088

Available under credit facility agreements	$14,035	$12,168
Interest rate range on outstanding debt(b)	0.0-18.0%	0.0-18.0%
Weighted-average interest rate on outstanding short-term debt(b)	10.5%	9.6%
Weighted-average interest rate on outstanding long-term debt(b)	5.2%	4.7%
__________

(a)	Includes net discount and debt issuance costs of $499 million and $549 million at December 31, 2016 and 2015.

(b)	Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

The fair value of automotive debt measured utilizing Level 1 inputs was based on quoted prices in active markets for identical instruments that a market participant can access at the measurement date. The fair value of automotive debt measured utilizing Level 2 inputs was based on a discounted cash flow model using observable inputs. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread based on our senior unsecured notes that is intended to represent our nonperformance risk. We obtain the benchmark yield curves and yields on unsecured notes from independent sources that are widely used in the financial industry. At December 31, 2016 and December 31, 2015 the fair value of automotive debt exceeded its carrying amount due primarily to a decrease in bond yields compared to yields at the time of issuance.

In February 2016 we issued $2.0 billion in aggregate principal amount of senior unsecured notes comprising $1.25 billion of 6.60% notes due in 2036 and $750 million of 6.75% notes due in 2046. These notes contain terms and covenants customary of these types of securities including limitations on the amount of certain secured debt we may incur. The net proceeds from the issuance of these senior unsecured notes were used to fund discretionary contributions to our U.S. hourly pension plan as described in Note 14.

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

The revolving credit facilities require us to maintain at least $4.0 billion in global liquidity and at least $2.0 billion in U.S. liquidity. If we fail to maintain an investment grade corporate rating from at least two of the following credit rating agencies: Fitch, Moody's and S&P, certain subsidiaries of ours will be required to provide guarantees under the terms of the revolving credit facilities. Interest rates on obligations under the revolving credit facilities are based on prevailing annual interest rates for Eurodollar loans or an alternative base rate, plus an applicable margin.

In the years ended December 2015 and 2014 we prepaid and retired debt obligations with a total carrying amount of $538 million and $325 million which primarily represented unsecured debt in Brazil and recorded a net gain on extinguishment of debt of $449 million and $202 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$39,270	$39,357	$30,689	$30,671
Unsecured debt	34,606	35,220	23,657	23,726
Total GM Financial debt	$73,876	$74,577	$54,346	$54,397

Fair value utilizing Level 2 inputs		$69,990		$48,716
Fair value utilizing Level 3 inputs		$4,587		$5,681

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

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged Securitized Assets. Refer to Note 11 for additional information on GM Financial's involvement with VIEs. The weighted-average interest rate on secured debt was 2.09% at December 31, 2016. The revolving credit facilities have maturity dates over periods ranging up to six years. At the end of the revolving period, if not renewed, the debt will amortize over a defined period. GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain secured credit facilities. Securitization notes payable at December 31, 2016 are due beginning in 2018 through 2024. In the year ended December 31, 2016 GM Financial issued securitization notes payable of $16.9 billion and entered into new or renewed credit facilities with a total net additional borrowing capacity of $4.0 billion, which had substantially the same terms as existing debt.

Unsecured debt consists of senior notes, credit facilities, retail customer deposits and other unsecured debt. Senior notes outstanding at December 31, 2016 are due beginning in 2017 through 2026 and have a weighted-average interest rate of 3.33%. In March 2016 GM Financial issued $2.75 billion in aggregate principal amount of senior notes comprising $1.5 billion of 4.20% notes due in March 2021 and $1.25 billion of 5.25% notes due in March 2026. In May 2016 GM Financial issued $3.0 billion in aggregate principal amount of senior notes comprising $1.4 billion of 2.40% notes due in May 2019, $1.2 billion of 3.70% notes due in May 2023 and $400 million of floating rate notes due in May 2019. Also in May 2016 GM Financial issued Euro 500 million of 1.168% term notes due in May 2020. In July 2016 GM Financial issued $2.0 billion of 3.20% senior notes due in July 2021. In September 2016 GM Financial issued Euro 750 million of 0.955% term notes due in September 2023. In October 2016 GM Financial issued $1.75 billion in aggregate principal amount of senior notes comprising $750 million of 2.35% notes due in October 2019, $750 million of 4.00% notes due in October 2026 and $250 million of floating rate notes due in October 2019. In November 2016 GM Financial issued Euro 100 million of floating rate notes due in December 2017. In January 2017 GM Financial issued $2.5 billion in aggregate principal amount of senior notes comprising $1.25 billion of 3.45% notes due in January 2022, $750 million of 4.35% due in January 2027 and $500 million of floating rate notes due in January 2022. Each of these notes contain terms and covenants including limitations on GM Financial's ability to incur certain liens.

GM Financial accepts deposits from retail banking customers in Germany. At December 31, 2016 and December 31, 2015 the outstanding balance of these deposits was $1.9 billion and $1.3 billion, of which 42% and 44% were overnight deposits, and had weighted-average interest rates of 0.91% and 1.25%.

The terms of advances on revolving credit facilities and other unsecured debt have original maturities of up to five years. The weighted-average interest rate on credit facilities and other unsecured debt was 7.50% at December 31, 2016.

	Years Ended December 31,
	2016	2015	2014
Automotive interest expense	$572	$443	$403
Automotive Financing - GM Financial interest expense	2,108	1,616	1,426
Total interest expense	$2,680	$2,059	$1,829

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes contractual maturities including capital leases at December 31, 2016:

	Automotive	Automotive Financing(a)	Total
2017	$1,175	$28,596	$29,771
2018	1,655	15,740	17,395
2019	126	11,231	11,357
2020	71	5,914	5,985
2021	56	5,098	5,154
Thereafter	8,168	7,791	15,959
	$11,251	$74,370	$85,621
________

(a)	Secured debt, credit facilities and other unsecured debt are based on expected payoff date. Senior notes principal amounts are based on maturity.

At December 31, 2016 future interest payments on automotive capital lease obligations were $371 million. GM Financial had no capital lease obligations at December 31, 2016.

Compliance with Debt Covenants Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Some of GM Financial’s secured and unsecured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability or GM Financial's ability to obtain additional borrowings. No technical defaults or covenant violations existed at December 31, 2016.

Note 14. Pensions and Other Postretirement Benefits
Employee Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans Defined benefit pension plans covering eligible U.S. hourly employees (hired prior to October 2007) and Canadian hourly employees (hired prior to October 2016) generally provide benefits of negotiated, stated amounts for each year of service and supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the defined benefit pension plans covering eligible U.S. (hired prior to January 1, 2001) and Canadian salaried employees and employees in certain other non-U.S. locations are generally based on years of service and compensation history. Accrual of defined pension benefits ceased in 2012 for U.S. and Canadian salaried employees. There is also an unfunded nonqualified pension plan covering primarily U.S. executives for service prior to January 1, 2007 and it is based on an “excess plan” for service after that date.

The funding policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable laws and regulations or to directly pay benefit payments where appropriate. In the year ended December 31, 2016 all legal funding requirements were met; additionally we made discretionary contributions to our U.S. hourly pension plan of $2.0 billion. These discretionary contributions were funded with the net proceeds from the issuance of the automotive senior unsecured notes described in Note 13. The following table summarizes contributions made to the defined benefit pension plans:

	Years Ended December 31,
	2016	2015	2014
U.S. hourly and salaried	$2,054	$95	$143
Non-U.S.	1,033	1,120	770
Total	$3,087	$1,215	$913

We expect to contribute $73 million to our U.S. non-qualified plans and $970 million to our non-U.S. pension plans in 2017.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Based on our current assumptions, over the next five years we expect no significant mandatory contributions to our U.S. qualified pension plans and mandatory contributions totaling $1.8 billion to our Canada and U.K. pension plans.

Other Postretirement Benefit Plans Certain hourly and salaried defined benefit plans provide postretirement medical, dental, legal service and life insurance to eligible U.S. and Canadian retirees and their eligible dependents. Certain other non-U.S. subsidiaries have postretirement benefit plans, although most non-U.S. employees are covered by government sponsored or administered programs. We made contributions to the U.S. OPEB plans of $335 million, $340 million and $354 million in the years ended December 31, 2016, 2015 and 2014. Plan participants' contributions were insignificant in the years ended December 31, 2016, 2015 and 2014.

Defined Contribution Plans We have defined contribution plans for eligible U.S. salaried and hourly employees that provide discretionary matching contributions. Contributions are also made to certain non-U.S. defined contribution plans. We made contributions to our defined contribution plans of $594 million, $535 million and $513 million in the years ended December 31, 2016, 2015 and 2014.

Significant Plan Amendments, Benefit Modifications and Related Events

Other Remeasurements We incorporated the mortality improvement tables issued by the Society of Actuaries (SOA) in the three months ended December 31, 2016 that lowered life expectancies and thereby indicated the amount of estimated aggregate benefit payments to our U.S. pension plans' participants was decreasing. This change in assumption decreased the December 31, 2016 U.S. pension and OPEB plans’ obligations by $888 million. In the three months ended December 31, 2014 the SOA issued new mortality and mortality improvement tables that raised life expectancies and thereby indicated the amount of estimated aggregate benefit payments to our U.S. pension plans' participants was increasing. We incorporated these SOA mortality and mortality improvement tables into our December 31, 2014 measurement of our U.S. pension and OPEB plans' benefit obligations. The change in these assumptions increased the December 31, 2014 U.S. pension and OPEB plans' obligations by $2.2 billion.

Pension and OPEB Obligations and Plan Assets

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Change in benefit obligations
Beginning benefit obligation	$71,486	$23,763	$6,066	$76,724	$27,897	$6,625
Service cost	220	371	18	272	405	24
Interest cost	2,212	578	201	2,754	763	238
Actuarial (gains) losses	416	1,508	230	(2,623)	(256)	(209)
Benefits paid	(5,507)	(1,474)	(400)	(5,641)	(1,332)	(407)
Foreign currency translation adjustments	—	(638)	45	—	(3,332)	(225)
Curtailments, settlements and other	—	(58)	20	—	(382)	20
Ending benefit obligation	68,827	24,050	6,180	71,486	23,763	6,066
Change in plan assets
Beginning fair value of plan assets	61,072	12,990	—	65,823	14,669	—
Actual return on plan assets	4,004	762	—	795	997	—
Employer contributions	2,054	1,033	378	95	1,120	385
Benefits paid	(5,507)	(1,474)	(400)	(5,641)	(1,332)	(407)
Foreign currency translation adjustments	—	(232)	—	—	(2,017)	—
Settlements and other	(1)	(81)	22	—	(447)	22
Ending fair value of plan assets	61,622	12,998	—	61,072	12,990	—
Ending funded status	$(7,205)	$(11,052)	$(6,180)	$(10,414)	$(10,773)	$(6,066)
Amounts recorded in the consolidated balance sheets
Non-current assets	$—	$91	$—	$—	$125	$—
Current liabilities	(73)	(324)	(377)	(67)	(334)	(381)
Non-current liabilities	(7,132)	(10,819)	(5,803)	(10,347)	(10,564)	(5,685)
Net amount recorded	$(7,205)	$(11,052)	$(6,180)	$(10,414)	$(10,773)	$(6,066)
Amounts recorded in Accumulated other comprehensive loss
Net actuarial gain (loss)	$55	$(4,904)	$(901)	$116	$(3,796)	$(689)
Net prior service (cost) credit	27	(21)	54	31	(33)	63
Total recorded in Accumulated other comprehensive loss	$82	$(4,925)	$(847)	$147	$(3,829)	$(626)

The following table summarizes the total accumulated benefit obligations (ABO), the ABO and fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the PBO and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets:

	December 31, 2016		December 31, 2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
ABO	$68,813	$23,711	$71,475	$23,388
Plans with ABO in excess of plan assets
ABO	$68,813	$23,010	$71,475	$22,683
Fair value of plan assets	$61,622	$12,205	$61,072	$12,160
Plans with PBO in excess of plan assets
PBO	$68,827	$23,352	$71,486	$23,052
Fair value of plan assets	$61,622	$12,209	$61,072	$12,170

The following table summarizes the components of net periodic pension and OPEB expense along with the assumptions used to determine benefit obligations:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.		U.S.	Non-U.S.
Components of expense
Service cost	$381	$390	$18	$406	$431	$24	$380	$389	$23
Interest cost	2,212	578	201	2,754	763	238	3,060	1,031	273
Expected return on plan assets	(3,778)	(737)	—	(3,896)	(798)	—	(3,914)	(873)	—
Amortization of prior service cost (credit)	(4)	14	(13)	(4)	15	(14)	(4)	17	(16)
Amortization of net actuarial (gains) losses	(25)	189	19	8	233	37	(91)	154	8
Curtailments, settlements and other(a)	—	2	—	—	124	—	(1)	3	—
Net periodic pension and OPEB (income) expense	$(1,214)	$436	$225	$(732)	$768	$285	$(570)	$721	$288
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.92%	2.72%	3.93%	4.06%	3.20%	4.13%	3.73%	3.14%	3.83%
Rate of compensation increase(b)	N/A	2.79%	N/A	N/A	2.79%	4.21%	N/A	2.85%	4.21%
Weighted-average assumptions used to determine net expense
Discount rate	3.36%	2.99%	3.49%	3.73%	3.15%	3.83%	4.46%	4.10%	4.56%
Expected rate of return on plan assets	6.33%	5.98%	N/A	6.38%	6.23%	N/A	6.53%	6.28%	N/A
Rate of compensation increase(b)	N/A	2.80%	N/A	N/A	2.85%	4.21%	N/A	2.90%	4.21%
_________

(a)	The curtailment charges recorded in the year ended December 31, 2015 were due primarily to the GM Canada hourly pension plan that was remeasured as a result of a voluntary separation program.

(b)	As a result of ceasing the accrual of additional benefits for salaried plan participants, the rate of compensation increase does not have a significant effect on our U.S. pension and OPEB plans.

Effective January 2016 the discount rate used to determine the service cost and interest cost for our pension and OPEB plans was based on individual annual yield curve rates. This refinement was considered a change in estimate and applied prospectively. The use of the individual annual yield curve rates has reduced the service cost and interest cost by $768 million in the year ended December 31, 2016, which was offset in the actuarial gains and losses upon the December 31, 2016 remeasurement of the plans' obligations.

U.S. pension plan service cost includes administrative expenses and Pension Benefit Guarantee Corporation premiums which were insignificant in the years ended December 31, 2016, 2015 and 2014. Weighted-average assumptions used to determine net expense are determined at the beginning of the period and updated for remeasurements. Non-U.S. pension plan administrative expenses included in service cost were insignificant in the years ended December 31, 2016, 2015 and 2014.

Estimated amounts to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in the year ending December 31, 2017 based on December 31, 2016 plan measurements are $261 million, consisting primarily of amortization of the net actuarial loss in the non-U.S. pension plans.

Assumptions

Investment Strategies and Long-Term Rate of Return Detailed periodic studies are conducted by our internal asset management group as well as outside actuaries and are used to determine the long-term strategic mix among asset classes, risk mitigation strategies and the expected long-term return on asset assumptions for the U.S. pension plans. The U.S. study includes a review of alternative asset allocation and risk mitigation strategies, anticipated future long-term performance and risk of the individual asset classes that comprise the plans' asset mix. Similar studies are performed for the significant non-U.S. pension plans with the assistance of outside actuaries and asset managers. While the studies incorporate data from recent plan performance and historical returns, the expected long-term return on plan asset assumptions are determined based on long-term prospective rates of return.

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

Derivatives may be used to provide cost effective solutions for rebalancing investment portfolios, increasing or decreasing exposure to various asset classes and for mitigating risks, primarily interest rate and currency risks. Equity and fixed income managers are permitted to utilize derivatives as efficient substitutes for traditional securities. Interest rate derivatives may be used to adjust portfolio duration to align with a plan's targeted investment policy. Alternative investment managers are permitted to employ leverage, including through the use of derivatives, which may alter economic exposure.

In December 2016 an investment policy study was completed for the U.S. pension plans. The study resulted in new target asset allocations being approved for the U.S. pension plans with resulting changes to the expected long-term rate of return on assets. The weighted-average long-term rate of return on assets decreased from 6.3% at December 31, 2015 to 6.2% at December 31, 2016. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

Target Allocation Percentages The following table summarizes the target allocations by asset category for U.S. and non-U.S. defined benefit pension plans:

	December 31, 2016		December 31, 2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity	15%	21%	14%	21%
Debt	61%	50%	62%	50%
Other(a)	24%	29%	24%	29%
Total	100%	100%	100%	100%
__________

(a)	Primarily includes private equity, real estate and absolute return strategies which mainly consist of hedge funds.

Assets and Fair Value Measurements The following tables summarize the fair value of U.S. and non-U.S. defined benefit pension plan assets by asset class:

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Pension Plan Assets
Common and preferred stocks	$8,288	$35	$3	$8,326	$7,637	$18	$8	$7,663
Government and agency debt securities(a)	—	11,374	—	11,374	—	14,318	—	14,318
Corporate and other debt securities	—	25,452	—	25,452	—	22,963	1	22,964
Other investments, net	486	288	403	1,177	466	130	472	1,068
Net plan assets subject to leveling	$8,774	$37,149	$406	46,329	$8,103	$37,429	$481	46,013
Plan assets measured at net asset value
Investment funds				6,509				6,321
Private equity and debt investments				4,012				4,529
Real estate investments				3,634				3,828
Total plan assets measured at net asset value				14,155				14,678
Other plan assets, net(b)				1,138				381
Net plan assets				$61,622				$61,072

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Non-U.S. Pension Plan Assets
Common and preferred stocks	$984	$3	$—	$987	$1,079	$1	$1	$1,081
Government and agency debt securities(a)	—	3,222	—	3,222	—	3,258	—	3,258
Corporate and other debt securities	—	2,044	3	2,047	—	1,953	1	1,954
Other investments, net	37	152	595	784	47	47	642	736
Net plan assets subject to leveling	$1,021	$5,421	$598	7,040	$1,126	$5,259	$644	7,029
Plan assets measured at net asset value
Investment funds				4,449				4,475
Private equity and debt investments				546				529
Real estate investments				1,092				1,095
Total plan assets measured at net asset value				6,087				6,099
Other plan assets (liabilities), net(b)				(129)				(138)
Net plan assets				$12,998				$12,990
__________

(a)	Includes U.S. and sovereign government and agency issues.

(b)	Cash held by the plans, net of amounts receivable/payable for unsettled security transactions and payables for investment manager fees, custody fees and other expenses.

The activity attributable to U.S. and non-U.S. Level 3 defined benefit pension plan investments was insignificant in the years ended December 31, 2016 and 2015.

Alternative Investment Strategies Investment funds include hedge funds, funds of hedge funds, equity funds and fixed income funds. Hedge funds and funds of hedge funds managers typically seek to achieve their objectives by allocating capital across a broad array of funds and/or investment managers. Equity funds invest in U.S. common and preferred stocks as well as similar equity securities issued by companies incorporated, listed or domiciled in developed and/or emerging market countries. Fixed income funds include investments in high quality funds and, to a lesser extent, high yield funds. High quality fixed income funds invest in government securities, investment-grade corporate bonds and mortgage and asset-backed securities. High yield fixed income funds invest in high yield fixed income securities issued by corporations which are rated below investment grade. Other investment funds also included in this category primarily represent multi-strategy funds that invest in broadly diversified portfolios of equity, fixed income and derivative instruments.

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

Benefit Payments Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our Cash and cash equivalents. The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	Global Plans
2017	$5,476	$1,382	$380
2018	$5,195	$1,247	$374
2019	$5,068	$1,242	$369
2020	$4,953	$1,234	$365
2021	$4,762	$1,230	$362
2022 - 2026	$22,157	$5,909	$1,775

Note 15. Commitments and Contingencies

Litigation-Related Liability and Tax Administrative Matters In the normal course of business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation, that arise in connection with our business as a global company. We identify below the material individual proceedings and investigations in connection with which we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At December 31, 2016 and 2015, accruals were $1.3 billion and $1.2 billion and were recorded in Accrued liabilities and Other liabilities. In many proceedings, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss. Accordingly an adverse outcome from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

Through January 27, 2017 we were aware of 100 putative class actions pending against GM in various federal and state trial courts in the U.S. and 21 putative class actions pending in various Provincial Courts in Canada alleging that consumers who purchased or leased vehicles manufactured by GM or General Motors Corporation had been economically harmed by one or more of the recalls announced in 2014 and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). In general, these economic-loss cases seek recovery for purported compensatory damages, such as alleged benefit-of-the-bargain damages or damages related to alleged diminution in value of the vehicles, as well as punitive damages, injunctive relief and other relief. There are also two civil actions brought by state governmental entities relating to the 2014 recalls that seek injunctive relief as well as civil penalties and attorneys' fees for alleged violations of state laws.

Through January 27, 2017 we were aware of 284 actions pending in various federal and state trial courts in the U.S. and 14 actions pending in various Provincial Courts in Canada alleging injury or death as a result of defects that may be the subject of recalls announced in 2014 (personal injury cases). In general, these personal injury cases seek recovery for purported compensatory damages, punitive damages and other relief.

During 2016, the U.S. District Court for the Southern District of New York (the district court) and a Texas court administering a Texas state multidistrict litigation scheduled a combined eight ignition-switch personal injury cases for bellwether trials. None of those resulted in a finding of liability against GM; juries in two cases returned verdicts in favor of GM, a court dismissed one case on summary judgment, plaintiffs dismissed two cases with prejudice before trial, and the parties settled the remaining three

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

cases. The district court has scheduled additional personal injury bellwether trials for 2017 and 2018. Each bellwether trial will be tried on its facts and the result of any subsequent bellwether trial may be different from the earlier bellwether trials.

On July 15, 2016 the district court granted in part and denied in part GM's motion to dismiss plaintiffs' complaint seeking damages for alleged economic loss relating to the ignition switch and other recalls by GM in 2014. The district court dismissed plaintiffs' claims brought under the Racketeer Influenced and Corrupt Organization Act (RICO), and those brought by any plaintiff whose vehicle was not allegedly defective when sold. The district court also rejected Plaintiffs' broadest theory of damages – that plaintiffs could seek recovery for alleged reduction in the value of their vehicles due to damage to GM's reputation and brand as a result of the ignition switch matter. The district court also held that plaintiffs did not have a common basis for their claims across all defects and models to proceed as a single class, and that the remaining claims may have to proceed individually or in subclasses of vehicles affected by a common defect. Further, the district court held that the named plaintiffs may assert claims only on behalf of owners of the same vehicle models that they themselves purchased (or leased) or models with sufficiently similar defects, and that it will not specify the specific permissible class claims until the class-certification stage. Finally, the district court granted GM's motion to dismiss with respect to certain state law claims but denied it as to other state law claims. The court held that the viability of state law claims will depend on each state's specific laws and plaintiffs' specific factual allegations. While the ruling addressed post-bankruptcy claims, we believe the district court's legal holdings should apply to limit plaintiffs' pre-bankruptcy claims similarly. On September 15, 2016, Plaintiffs filed a Fourth Amended Consolidated Complaint amending their economic-loss claims. On December 7, 2016 GM moved to dismiss certain claims in that complaint as well.

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

On July 13, 2016 a three judge panel of the United States Court of Appeals for the Second Circuit (Second Circuit) issued a decision and judgment affirming in part, reversing in part, and vacating portions of the Bankruptcy Court's April 15, 2015 decision and subsequent judgment. Among other things, the Second Circuit held that the 2009 Sale Order could not be enforced to bar claims against GM asserted by either plaintiffs who purchased used vehicles after the sale closing or against purchasers who asserted claims relating to the ignition switch defect, including pre-closing personal injury claims and economic-loss claims. The Second Circuit also vacated that portion of the Bankruptcy Court judgment enforcing the 2009 Sale Order against plaintiffs with pre-sale claims based on defects other than the ignition switch and remanded that issue to the Bankruptcy Court for further proceedings. The Second Circuit denied our request for an en banc review of the panel's decision and judgment. On December 13, 2016 we petitioned for certiorari to the United States Supreme Court. In 2014 GM voluntarily established the Ignition Switch Recall Compensation Program (the Program), administered by an independent administrator, which provided compensation for individuals who died or suffered personal injuries (or for their families) as a result of the ignition switch defect, both before and after bankruptcy. The Program completed its claims review process in the three months ended September 30, 2015, but continues to process acceptances that require court approval and resolve liens related to accepted claims. Accident victims (or their families) that accept a payment under the Program agree to settle all claims against GM related to the accident. As a result, certain pre-closing personal injury claims relating to the ignition switch defect were resolved through this program.

In the putative shareholder class action filed in the United States District Court for the Eastern District of Michigan (Eastern District) on behalf of purchasers of our common stock from November 17, 2010 to July 24, 2014 (Shareholder Class Action), the lead plaintiff, the New York State Teachers' Retirement System, alleged that GM and several current and former officers and employees made material misstatements and omissions relating to problems with the ignition switch and other matters in SEC filings and other public statements. On May 23, 2016 the Eastern District entered a judgment approving a class-wide settlement of the Shareholder Class Action for $300 million. One shareholder has filed an appeal of the decision approving the settlement.

On February 11, 2016 the Delaware Supreme Court affirmed the dismissal of four consolidated shareholder derivative actions that had been pending in the Delaware Chancery Court. In light of the Delaware Supreme Court’s decision, proceedings have

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

resumed in the two consolidated shareholder derivative actions in the Eastern District that had been stayed pending disposition of the Delaware cases and the Eastern District is now considering our motion to dismiss in those actions. In early 2016 an additional shareholder derivative action was filed in the Eastern District against certain current and former GM directors and officers making similar allegations to the two other shareholder derivative actions that are pending in the Eastern District. This new derivative action has been transferred to the same judge handling those two other shareholder derivative actions. Two derivative actions filed in the Circuit Court of Wayne County, Michigan, which have been consolidated, are stayed pending disposition of the federal derivative actions.

In connection with the 2014 recalls, we have from time to time received subpoenas and other requests for information related to investigations by agencies or other representatives of U.S. federal, state and the Canadian governments. On January 18, 2017, GM resolved an SEC investigation. On December 15, 2016, we received notice of a Final Decision and Order from the Federal Trade Commission closing its investigation into GM's certified pre-owned vehicle advertising. The Final Decision and Order does not require any payment by GM, but it does require GM to make certain advertising disclosures and send notices to certain customers who purchased certified pre-owned vehicles. Ongoing matters of investigations as of December 31, 2016 include litigation initiated by the Arizona Attorney General, litigation initiated by the Orange County District Attorney, and investigations by 49 state attorneys general which may result in litigation. We believe we are cooperating fully with all reasonable pending requests for information. We have accrued for these matters to the extent required by law and regulations. Such matters could in the future result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies.

Under the DPA we consented to the filing of a two-count information (the information) in the district court charging GM with a scheme to conceal material facts from a government regulator, in violation of Title 18, United States Code, Section 1001, and wire fraud, in violation of Title 18, United States Code, Section 1343. We have pled not guilty to the charges alleged in the information. Under the DPA we paid the United States $900 million as a financial penalty. Payment was made in the three months ended September 30, 2015.

Pursuant to the DPA, the Office agreed to recommend to the district court that prosecution of GM on the information be deferred for three years. The Office also agreed that if we are in compliance with all of our obligations under the DPA, the Office will, within 30 days after the expiration of the period of deferral (including any extensions thereto), seek dismissal with prejudice of the information filed against GM. The DPA further provides that, in the event the Office determines during the period of deferral of prosecution (or any extensions thereof) that we have violated any provision of the DPA, the Office may in its discretion either prosecute GM on the charges alleged in the information or impose an extension of the period of deferral of prosecution of up to one additional year, but in no event will the total term of the deferral-of-prosecution period under the DPA exceed four years.

In the DPA, we also agreed to retain an independent monitor (the Monitor) for a period of three years to review and assess our policies, practices or procedures related to statements about motor vehicle safety, the provision of information to those responsible for recall decisions, recall processes and addressing known defects in certified pre-owned vehicles. The Office has the authority to lengthen the Monitor's term up to one year if the Office determines we have violated the DPA. Likewise, the Office may shorten the Monitor's term if the Office determines that a monitor is no longer necessary. We are required to pay the compensation and expenses of the Monitor and of the persons hired under his or her authority. The Monitor commenced his term in November 2015.

The total amount accrued at December 31, 2016 reflects amounts for a combination of settled but unpaid matters, and for the remaining unsettled investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls represents a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We believe it is probable that we will incur additional liabilities beyond what has already been accrued with regard to at least a portion of the remaining matters, whether through settlement or judgment; however, we are currently unable to estimate an overall amount or range of loss because these matters involve significant uncertainties, including the legal theory or the nature of the investigations, claims and/or lawsuits, the complexity of the facts, the lack of documentation available to us with respect to particular cases or groups of cases, the results of any investigation or litigation and the timing of resolution of the investigation or litigations, including any appeals, further proceedings following the Supreme Court's decision as to whether it will grant review of the Second Circuit's July 13, 2016 decision, and further proceedings following the district court's July 15, 2016 decision and its decision on GM's motion to dismiss the Fourth Amended and Consolidated Complaint in the multidistrict litigation. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Canada Dealers' Claim On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against GM Canada on behalf of a purported class of over 200 former GM Canada dealers (the Plaintiff Dealers) which had entered into wind-

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

down agreements with GM Canada. In May 2009 in the context of the global restructuring of GM's business and the possibility that GM Canada might be required to initiate insolvency proceedings, GM Canada offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GM Canada dealer network and to facilitate winding down their operations in an orderly fashion. The Plaintiff Dealers allege that their Dealer Sales and Service Agreements were wrongly terminated by GM Canada and that GM Canada failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” 750 million Canadian Dollars, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues. A number of former dealers opted out of participation in the litigation, leaving 181 dealers in the certified class. On July 8, 2015 the Ontario Superior Court dismissed the Plaintiff Dealers’ claim against GM Canada. The court also dismissed GM Canada’s counterclaim against the Plaintiff Dealers for repayment of the wind-down payments made to them by GM Canada as well as for other relief. All parties have filed notices of appeal. The appeals and cross appeals were heard by the Ontario Court of Appeal in January 2017.

GM Korea Wage Litigation Commencing on or about September 29, 2010 current and former hourly employees of GM Korea Company (GM Korea) filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) affirmed a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court). On May 29, 2014 the Supreme Court remanded the case to the Seoul High Court for consideration consistent with earlier Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. On reconsideration, the Seoul High Court held in GM Korea's favor on October 30, 2015, after which the plaintiffs appealed to the Supreme Court. In July 2014 GM Korea and its labor union also agreed to include bonuses and certain allowances in Ordinary Wages retroactive to March 1, 2014. Therefore our accrual related to these cases was reclassified from a contingent liability to the Pensions liability. We estimate our reasonably possible loss in excess of amounts accrued to be 611 billion South Korean Won (equivalent to $506 million) at December 31, 2016, which relates to periods before March 1, 2014. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. On November 26 and 27, 2015 the Supreme Court remanded two salary cases to the Seoul High Court for a review of the merits. At December 31, 2016 we identified a reasonably possible loss for salary cases in excess of the amounts accrued to be 186 billion South Korean Won (equivalent to $154 million). Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available. These cases are currently pending before various courts in Korea.

Other Litigation-Related Liability and Tax Administrative Matters Various other legal actions, governmental investigations, claims and proceedings are pending against us or our related companies or joint ventures, including matters arising out of alleged product defects; employment-related matters; governmental regulations relating to product and workplace safety, emissions and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; government regulations relating to payments to foreign companies; government regulations relating to competition issues; tax-related matters not subject to the provision of ASC 740, Income Taxes (indirect tax-related matters); and environmental protection laws, including laws regulating air emissions, water discharges, waste management and environmental remediation. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. It is possible that the resolution of one or more of these matters could exceed the amounts accrued in an amount that could be material to our results of operations.

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security which may range from $200 million to $600 million at December 31, 2016. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2016. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $1.1 billion at December 31, 2016.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Takata Matters On May 4, 2016 NHTSA issued an amended consent order requiring Takata to file DIRs for previously unrecalled front airbag inflators that contain an ammonium nitrate-based propellant without a moisture absorbing desiccant on a multi-year, risk-based schedule through 2019 impacting tens of millions of vehicles produced by numerous automotive manufacturers. NHTSA concluded that the likely root cause of the rupturing of the airbag inflators is a function of time, temperature cycling and environmental moisture. On May 16, 2016 Takata issued its first DIR in connection with the amended consent order, and on January 3, 2017, Takata issued its second set of DIRs.

Although we do not believe there is a safety defect at this time in any GM vehicles within scope of the Takata DIR, in cooperation with NHTSA we filed Preliminary DIRs on May 27, 2016, updated as of June 13, 2016, covering 2.5 million of certain of our GMT900 vehicles, which are full-size pick-up trucks and SUVs. On November 15, 2016 we filed a petition for inconsequentiality and request for deferral of determination regarding certain GMT900 vehicles equipped with Takata inflators. On November 28, 2016 NHTSA granted GM's deferral request in connection with this petition. The deferral provides GM until August 31, 2017 to present evidence and analysis that our vehicles do not pose an unreasonable risk to motor vehicle safety. We believe that this timeline will permit us to complete our testing of the relevant non-desiccated Takata inflators in GMT900 vehicles and to prove to NHTSA that the inflators in these vehicles do not present an unreasonable risk to safety and that no repair will ultimately be required.

Takata filed a second set of equipment DIRs on January 3, 2017 and we filed a second set of Preliminary DIRs for certain GMT900 vehicles on January 10, 2017. These January 2017 DIRs are consistent with GM’s May 2016 DIRs. On the same day, we also filed a second petition for inconsequentiality and deferral of decision with respect to the vehicles subject to our January 2017 DIRs. On January 18, 2017, NHTSA consolidated our first and second petitions for inconsequentiality and will rule on both at the same time.

We believe these vehicles are currently performing as designed and ongoing testing continues to support the belief that the vehicles' unique design and integration mitigates against inflator degradation. We believe that the results of further testing and analysis will demonstrate that the vehicles do not present an unreasonable risk to safety and that no repair will ultimately be required. Accordingly, no warranty provision has been made for any repair associated with our vehicles subject to the Preliminary DIRs and amended consent order. However, in the event we are ultimately obligated to repair the inflators in these vehicles, we estimate a reasonably possible cost of up to $880 million for the 6.9 million vehicles subject to either the Preliminary DIRs or future Takata DIRs under the amended consent order.

Through January 27, 2017 we were aware of one putative class action pending against GM in federal court in the U.S., one putative class action in Mexico and seven putative class actions pending in various Provincial Courts in Canada arising out of allegations that airbag inflators manufactured by Takata are defective. In addition, the New Mexico Attorney General has initiated litigation against Takata and numerous automotive manufacturers, including GM. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

Product Liability With respect to product liability claims (other than claims relating to the ignition switch recalls discussed above) involving our and General Motors Corporation products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. In addition we indemnify dealers for certain product liability related claims including products sold by General Motors Corporation's dealers. At December 31, 2016 and 2015 liabilities of $656 million and $712 million were recorded in Accrued liabilities and Other liabilities for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. In light of vehicle recalls in recent years it is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. We also provide vehicle repurchase guarantees and payment guarantees on commercial loans outstanding with third parties such as dealers. These guarantees terminate in years ranging from 2017 to 2031 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered and our recorded accruals are insignificant. The maximum liability, calculated as future undiscounted payments, was $4.4 billion and $2.6 billion for these guarantees at December 31, 2016 and 2015, the majority of which relate to the indemnification agreements.

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

Credit Cards Credit card programs offer rebates that can be applied primarily against the purchase or lease of our vehicles. At December 31, 2016 and 2015, our redemption liability was insignificant, our deferred revenue was $286 million and $258 million, and qualified cardholders had rebates available, net of deferred program revenue, of $1.9 billion and $2.0 billion. Our redemption liability and deferred revenue are recorded in Accrued liabilities and Other liabilities.

Noncancelable Operating Leases The following table summarizes our minimum commitments under noncancelable operating leases having initial terms in excess of one year, primarily for property:

	2017	2018	2019	2020	2021	Thereafter
Minimum commitments(a)	$294	$280	$249	$196	$166	$482
Sublease income	(62)	(61)	(57)	(45)	(39)	(210)
Net minimum commitments	$232	$219	$192	$151	$127	$272
__________

(a)	Certain leases contain escalation clauses and renewal or purchase options.

Rental expense under operating leases was $308 million, $357 million and $444 million in the years ended December 31, 2016, 2015 and 2014.

Note 16. Income Taxes

	Years Ended December 31,
	2016	2015	2014
U.S. income	$8,943	$5,594	$1,683
Non-U.S. income (loss)	459	(70)	469
Income before income taxes and equity income	$9,402	$5,524	$2,152

	Years Ended December 31,
	2016	2015	2014
Current income tax expense (benefit)
U.S. federal	$(126)	$5	$(23)
U.S. state and local	38	(5)	154
Non-U.S.	618	860	671
Total current income tax expense	530	860	802
Deferred income tax expense (benefit)
U.S. federal	1,372	1,001	(581)
U.S. state and local	223	199	(60)
Non-U.S.	291	(3,957)	67
Total deferred income tax expense (benefit)	1,886	(2,757)	(574)
Total income tax expense (benefit)	$2,416	$(1,897)	$228

Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of our basis differences in investments in foreign subsidiaries and corporate joint ventures not deemed

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

to be indefinitely reinvested. Taxes have not been provided on basis differences in investments primarily as a result of earnings in foreign subsidiaries which are deemed indefinitely reinvested of $2.4 billion and $2.8 billion at December 31, 2016 and 2015. Additional basis differences related to investments in nonconsolidated China JVs exist of $4.1 billion at December 31, 2016 and 2015 as a result of fresh-start reporting. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable. The non-U.S. deferred income tax benefit in the year ended December 31, 2015 relates primarily to the release of valuation allowances in GME.

	Years Ended December 31,
	2016	2015	2014
Income tax expense at U.S. federal statutory income tax rate	$3,291	$1,933	$753
State and local tax expense	144	115	73
Non-U.S. income taxed at other than 35%	(125)	(28)	(72)
U.S. tax on Non-U.S. income	(1,026)	(417)	(8)
Change in valuation allowances	(103)	(3,666)	(402)
Change in tax laws	147	29	602
Research and manufacturing incentives	177	(367)	(279)
Goodwill impairment	—	—	41
Settlements of prior year tax matters	(46)	—	(275)
Realization of basis differences in affiliates	(94)	—	(256)
Foreign currency remeasurement	(2)	209	124
Financial penalty under the DPA(a)	—	315	—
Other adjustments	53	(20)	(73)
Total income tax expense (benefit)	$2,416	$(1,897)	$228
_________

(a)	Refer to Note 15 for additional information on the DPA.

Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2016 and 2015 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured based on tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2016	December 31, 2015
Deferred tax assets
Postretirement benefits other than pensions	$2,720	$2,712
Pension and other employee benefit plans	5,701	6,502
Warranties, dealer and customer allowances, claims and discounts(a)	8,102	6,725
Property, plants and equipment	756	1,981
U.S. capitalized research expenditures	6,127	7,413
U.S. operating loss and tax credit carryforwards(b)	8,987	8,623
Non-U.S. operating loss and tax credit carryforwards(c)	5,621	5,826
Miscellaneous(a)	1,950	2,086
Total deferred tax assets before valuation allowances	39,964	41,868
Less: valuation allowances	(4,644)	(5,021)
Total deferred tax assets	35,320	36,847
Deferred tax liabilities
Intangible assets	732	590
Net deferred tax assets	$34,588	$36,257
_________

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(a)
At December 31, 2015 deferred tax assets related to certain sales incentives were reclassified from Miscellaneous to Warranties, dealer and customer allowances, claims and discounts to conform to the current period presentation.

(b)	At December 31, 2016 U.S. operating loss and tax credit carryforwards of $8.7 billion expire by 2036 if not utilized and the remaining balance of $0.3 billion may be carried forward indefinitely.

(c)	At December 31, 2016 Non-U.S. operating loss and tax credit carryforwards of $1.3 billion expire by 2036 if not utilized and the remaining balance of $4.3 billion may be carried forward indefinitely.

Valuation Allowances At December 31, 2016 valuation allowances against deferred tax assets of $4.6 billion were comprised of cumulative losses and tax credits, primarily in GME, South Korea and certain U.S. states.

At December 31, 2015 as a result of business restructuring and improving profitability in certain European businesses evidenced by three years of adjusted cumulative earnings and the completion of our near- and medium-term business plans in the three months ended December 31, 2015 that forecast continuing improvement in profitability, we determined that it was more likely than not that our future earnings will be sufficient to realize the deferred tax assets in these European businesses. Accordingly we reversed $3.9 billion of GME's valuation allowances resulting in an income tax benefit.

Uncertain Tax Positions The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$1,385	$1,877	$2,530
Additions to current year tax positions	49	54	184
Additions to prior years' tax positions	97	115	149
Reductions to prior years' tax positions	(193)	(378)	(603)
Reductions in tax positions due to lapse of statutory limitations	(108)	(201)	(164)
Settlements	(1)	(3)	(138)
Other	(7)	(79)	(81)
Ending balance	$1,222	$1,385	$1,877

At December 31, 2016 and 2015 there were $712 million and $896 million of unrecognized tax benefits that if recognized would favorably affect our effective tax rate in the future. In the years ended December 31, 2016, 2015 and 2014 income tax related interest and penalties were insignificant. At December 31, 2016 and 2015 we had liabilities of $172 million and $183 million for income tax related interest and penalties.

At December 31, 2016 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

Other Matters Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2006 to 2016 with various significant tax jurisdictions. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. Given the global nature of our operations there is a risk that transfer pricing disputes may arise.

We have net operating loss carryforwards in Germany through November 30, 2009 that, as a result of reorganizations that took place in 2008 and 2009, were not recorded as deferred tax assets. Depending on the outcome of pending European court decisions these loss carryforwards may be available to reduce future taxable income in Germany.

Note 17. Restructuring and Other Initiatives
We have executed various restructuring and other initiatives and we plan to execute additional initiatives in the future, if necessary, to align manufacturing capacity and other costs with prevailing global automotive production and to improve the utilization of remaining facilities. To the extent these programs involve voluntary separations, no liabilities are generally recorded until offers to employees are accepted. If employees are involuntarily terminated, a liability is generally recorded at the communication date.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Related charges are recorded in Automotive cost of sales and Automotive selling, general and administrative expense. The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$581	$1,378	$1,349
Additions, interest accretion and other	456	566	1,013
Payments	(649)	(883)	(862)
Revisions to estimates and effect of foreign currency	(38)	(480)	(122)
Balance at end of period(a)	$350	$581	$1,378
__________

(a)	Included temporary layoff benefits of $354 million at December 31, 2014 for GMNA.

In the year ended December 31, 2016 restructuring and other initiatives related primarily to charges of $240 million at GMNA related to the cash severance incentive program to qualified U.S. hourly employees under our 2015 labor agreement with the UAW, and separation and other programs in Australia, Korea and India and the withdrawal of the Chevrolet brand from Europe which had costs of $110 million, a total cost since inception in 2013 of $805 million and affected a total of approximately 4,510 employees in GMIO through December 31, 2016. We expect to complete these previously announced programs in GMIO in 2017 and incur additional restructuring and other charges related to these programs of approximately $65 million.

In the year ended December 31, 2015 restructuring and other initiatives related primarily to the reversal of the U.S. Supplemental Unemployment Benefit Plan accrual for temporary layoff benefits of $317 million resulting from a plan amendment in the 2015 UAW Agreement at GMNA and the separation and other programs in Australia, Korea, Thailand, Indonesia and India and the withdrawal of the Chevrolet brand from Europe which had costs incurred of $208 million, a total cost since inception of $722 million and affected a total of approximately 5,490 employees in GMIO through December 31, 2015.

In the year ended December 31, 2014 restructuring and other initiatives related primarily to the termination of all vehicle and transmission production at our Bochum, Germany facility completed in December 2014 which had costs incurred of $620 million and a total cost since inception of $841 million at GME through December 31, 2014 and the separation programs in Australia and Korea, the withdrawal of the Chevrolet brand from Europe and the cessation of manufacturing in Australia which had costs incurred of $193 million and a total cost since inception of $514 million at GMIO through December 31, 2014.

Exit of Russia In March 2015 we announced plans to exit Russia and ceased manufacturing, eliminated Opel brand distribution and reduced Chevrolet brand distribution in the year ended December 31, 2015. This decision impacted 300 dealers and distributors and 1,130 employees. As a result we recorded pre-tax charges of $443 million at GME and GMIO through December 31, 2015, net of noncontrolling interests of $56 million.

Note 18. Interest Income and Other Non-Operating Income

	Years Ended December 31,
	2016	2015	2014
Interest income	$185	$169	$211
Foreign currency transaction and remeasurement gains	3	297	378
Other	241	155	234
Total interest income and other non-operating income, net	$429	$621	$823

Note 19. Stockholders’ Equity and Noncontrolling Interests

Preferred and Common Stock We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. At December 31, 2016 and 2015 we had 1.5 billion shares of common stock issued and outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our dividends declared per common share were $1.52, $1.38 and $1.20 and our total dividends paid on common stock were $2.3 billion, $2.2 billion and $1.9 billion for the years ended December 31, 2016, 2015 and 2014. Holders of common stock are entitled to one vote per share on all matters submitted to our stockholders for a vote. The liquidation rights of holders of our common stock are secondary to the payment or provision for payment of all our debts and liabilities and to holders of our preferred stock, if any such shares are then outstanding.

In the years ended December 31, 2016 and 2015 we purchased 77 million and 102 million shares of our outstanding common stock for $2.5 billion and $3.5 billion as part of the common stock repurchase program announced in March 2015, which our Board of Directors increased and extended in January 2016 and January 2017.

Warrants At December 31, 2015 the number of warrants outstanding was 70 million consisting of two tranches of warrants that we issued in July 2009. The first tranche expired on July 10, 2016. The second tranche is exercisable at any time prior to July 10, 2019 at an exercise price of $18.33 per share. We had 42 million of these warrants outstanding at December 31, 2016.

Series A Preferred Stock In December 2014 we redeemed all of the remaining outstanding shares of our Series A Preferred Stock at a price equal to the aggregate liquidation amount, including accumulated dividends, of $3.9 billion, which reduced Net income attributable to common stockholders by $809 million.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Years Ended December 31,
	2016	2015	2014
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,034)	$(1,064)	$(614)
Other comprehensive loss before reclassification adjustment, net of tax(a)	(375)	(1,153)	(475)
Reclassification adjustment, net of tax(a)(b)	(4)	198	2
Other comprehensive loss, net of tax(a)	(379)	(955)	(473)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax(a)	58	(15)	23
Balance at end of period	$(2,355)	$(2,034)	$(1,064)
Defined Benefit Plans
Balance at beginning of period	$(5,999)	$(7,006)	$(2,501)
Other comprehensive income (loss) before reclassification adjustment	(1,546)	817	(6,477)
Tax expense (benefit)	(459)	41	(1,854)
Other comprehensive income (loss) before reclassification adjustment, net of tax	(1,087)	776	(4,623)
Reclassification adjustment, net of tax(a)(c)	118	235	118
Other comprehensive income (loss), net of tax	(969)	1,011	(4,505)
Other comprehensive loss attributable to noncontrolling interests, net of tax(a)	—	(4)	—
Balance at end of period	$(6,968)	$(5,999)	$(7,006)
__________

(a)	The income tax effect was insignificant in the years ended December 31, 2016, 2015 and 2014.

(b)	Related to the Russia exit in the year ended December 31, 2015. Included in Automotive cost of sales. Refer to Note 17 for additional information.

(c)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 14 for additional information.

Note 20. Earnings Per Share
Basic and diluted earnings per share are computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings per share is computed by giving effect to all potentially dilutive securities that are outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2016	2015	2014
Basic earnings per share
Net income attributable to stockholders	$9,427	$9,687	$3,949
Less: cumulative dividends on preferred stock and charge related to redemption and purchase of preferred stock			(1,145)
Net income attributable to common stockholders	$9,427	$9,687	$2,804

Weighted-average common shares outstanding	1,540	1,586	1,605
Basic earnings per common share	$6.12	$6.11	$1.75
Diluted earnings per share
Net income attributable to common stockholders – diluted	$9,427	$9,686	$2,786

Weighted-average common shares outstanding – basic	1,540	1,586	1,605
Dilutive effect of warrants and awards under stock incentive plans	30	54	82
Weighted-average common shares outstanding – diluted	1,570	1,640	1,687

Diluted earnings per common share	$6.00	$5.91	$1.65

Potentially dilutive securities(a)	—	72	46
__________

(a)
Potentially dilutive securities attributable to outstanding warrants and stock options were excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.

Note 21. Stock Incentive Plans
We grant to certain employees RSUs, RSAs, PSUs and stock options (collectively, stock incentive awards) under our 2016 Equity Incentive Plan, our 2014 Long-Term Incentive Plan and, prior to our 2014 Long-Term Incentive Plan, RSUs under our 2009 Long-Term Incentive Plan. Shares awarded under the plans are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plans such as retirement, death or disability.

RSU awards granted either cliff vest or ratably vest generally over a three-year service period, as defined in the terms of each award. PSU awards vest at the end of a three-year performance period, based on performance criteria determined by the Executive Compensation Committee of the Board of Directors at the time of award. The number of shares earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. Stock options granted expire 10 years from the grant date, with two-fifths of the award becoming exercisable approximately 19 months after the date of grant and the remainder vest ratably over the next three years based on the performance of our common stock relative to that of a specified peer group.

In connection with our acquisition described in Note 9, RSAs and PSUs were granted. The RSAs vest ratably, generally over a three-year service period. The PSUs are contingent upon achievement of specific technology and commercialization milestones.

Stock Incentive Awards

	Stock Incentive Awards(a)
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
Units outstanding at January 1, 2016	44.0	$16.48	3.0
Granted	21.2	$31.80
Settled	(8.4)	$33.18
Forfeited or expired	(1.7)	$22.45
Units outstanding at December 31, 2016	55.1	$19.77	2.5
__________
(a)    Includes the target amount of PSUs.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Total compensation expense related to the above awards was $650 million, $446 million and $245 million in the years ended December 31, 2016, 2015 and 2014.

At December 31, 2016 the total unrecognized compensation expense for nonvested equity awards granted was $323 million. This expense is expected to be recorded over a weighted-average period of 2.4 years. The total fair value of stock incentive awards vested was $325 million, $228 million and $221 million in the years ended December 31, 2016, 2015 and 2014.

Note 22. Supplementary Quarterly Financial Information (Unaudited)

The following tables summarize supplementary quarterly financial information:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016
Total net sales and revenue	$37,265	$42,372	$42,825	$43,918
Automotive gross margin	$4,606	$5,663	$5,556	$4,691
Net income	$1,931	$2,850	$2,712	$1,775
Net income attributable to stockholders	$1,953	$2,866	$2,773	$1,835
Basic earnings per common share	$1.26	$1.85	$1.79	$1.21
Diluted earnings per common share	$1.24	$1.81	$1.76	$1.19

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Total net sales and revenue	$35,712	$38,180	$38,843	$39,621
Automotive gross margin	$3,690	$4,073	$5,082	$4,756
Net income	$908	$1,140	$1,341	$6,226
Net income attributable to stockholders	$945	$1,117	$1,359	$6,266
Basic earnings per common share	$0.58	$0.70	$0.86	$4.03
Diluted earnings per common share	$0.56	$0.67	$0.84	$3.92

The three months ended December 31, 2015 included an income tax benefit of $3.9 billion related to the reversal of deferred tax asset valuation allowances at GME, and a gain on extinguishment of debt of $449 million related to unsecured debt in Brazil in GMSA on a pre-tax basis. The three months ended September 30, 2015 included charges for various legal matters of approximately $1.5 billion related to the Ignition Switch Recall in Corporate on a pre-tax basis. The three months ended June 30, 2015 included asset impairment charges of $297 million related to our Thailand subsidiaries in GMIO, and a charge of $604 million for the Venezuela currency devaluation in GMSA, each on a pre-tax basis. The three months ended March 31, 2015 included costs related to the Russia exit of $337 million in GME and $91 million in GMIO and a charge of $150 million for the Ignition Switch Recall compensation program in Corporate, each on a pre-tax basis.

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

GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. The demands of customers outside North America are primarily met with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet, GMC, Holden, Opel and Vauxhall brands. We also have equity ownership stakes directly or indirectly in entities through various regional subsidiaries, primarily in Asia. These entities design, manufacture and/or market vehicles under the Baojun, Buick, Cadillac, Chevrolet, Jiefang and Wuling brands.

Our automotive operations' interest income and interest expense, Maven, corporate expenditures including autonomous vehicle-related engineering and other costs and certain nonsegment specific revenues and expenses are recorded centrally in Corporate. Corporate assets consist primarily of cash and cash equivalents, marketable securities, our investment in Lyft, goodwill, intangibles, Maven vehicles and intercompany balances. All intersegment balances and transactions have been eliminated in consolidation. The following tables summarize key financial information by segment:

	At and For the Year Ended December 31, 2016
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$119,022	$18,707	$11,749	$7,223	$148		$156,849	$9,558	$(27)	$166,380
Earnings (loss) before interest and taxes-adjusted	$12,047	$(257)	$1,135	$(374)	$(920)		$11,631	$913	$(14)	$12,530
Adjustments(a)	$—	$—	$—	$—	$(300)		$(300)	$—	$—	(300)
Automotive interest income										185
Automotive interest expense										(572)
Net (loss) attributable to noncontrolling interests										(159)
Income before income taxes										11,684
Income tax expense										(2,416)
Net loss attributable to noncontrolling interests										159
Net income attributable to stockholders										$9,427
Equity in net assets of nonconsolidated affiliates	$74	$—	$7,976	$2	$—	$—	$8,052	$944	$—	$8,996
Total assets	$103,738	$13,262	$20,205	$7,439	$27,163	$(36,752)	$135,055	$87,947	$(1,312)	$221,690
Expenditures for property	$7,333	$1,151	$583	$358	$12	$(2)	$9,435	$107	$—	$9,542
Depreciation and amortization	$4,281	$446	$439	$261	$18	$(5)	$5,440	$4,712	$—	$10,152
Impairment charges	$66	$122	$68	$—	$—	$—	$256	$—	$—	$256
Equity income	$160	$—	$1,970	$—	$1	$—	$2,131	$151	$—	$2,282
__________

(a)	Consists of a net charge of $300 million for legal related matters related to the ignition switch recall.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Year Ended December 31, 2015
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$106,622	$18,704	$12,626	$7,820	$150		$145,922	$6,454	$(20)	$152,356
Earnings (loss) before interest and taxes-adjusted	$11,026	$(813)	$1,397	$(622)	$(1,001)		$9,987	$837	$(10)	$10,814
Adjustments(a)	$47	$(358)	$(383)	$(720)	$(1,785)		$(3,199)	$—	$—	(3,199)
Automotive interest income										169
Automotive interest expense										(443)
Gain on extinguishment of debt										449
Net (loss) attributable to noncontrolling interests										(72)
Income before income taxes										7,718
Income tax benefit										1,897
Net loss attributable to noncontrolling interests										72
Net income attributable to stockholders										$9,687
Equity in net assets of nonconsolidated affiliates	$94	$6	$8,113	$2	$—	$—	$8,215	$986	$—	$9,201
Total assets	$92,480	$13,343	$20,540	$6,990	$20,151	$(24,083)	$129,421	$66,081	$(1,164)	$194,338
Expenditures for property	$5,688	$1,070	$480	$485	$66	$(5)	$7,784	$90	$—	$7,874
Depreciation and amortization	$3,745	$412	$436	$268	$16	$(3)	$4,874	$2,297	$—	$7,171
Impairment charges	$370	$117	$324	$35	$—	$—	$846	$—	$—	$846
Equity income	$20	$2	$2,056	$—	$—	$—	$2,078	$116	$—	$2,194
__________

(a)
Consists primarily of costs related to the Russia exit of $353 million in GME and $85 million in GMIO, which is net of noncontrolling interests; asset impairment charges of $297 million related to our Thailand subsidiaries in GMIO; Venezuela currency devaluation and asset impairment charges of $720 million in GMSA; charges related to the ignition switch recall including the compensation program of $195 million and various settlements and legal related matters of approximately $1.6 billion in Corporate; and other of $41 million.

	At and For the Year Ended December 31, 2014
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$101,199	$22,235	$14,392	$13,115	$151		$151,092	$4,854	$(17)	$155,929
Earnings (loss) before interest and taxes-adjusted	$6,603	$(1,369)	$1,222	$(180)	$(580)		$5,696	$803	$(5)	$6,494
Adjustments(a)	$(975)	$(245)	$(180)	$(539)	$(400)		$(2,339)	$12	$—	(2,327)
Automotive interest income										211
Automotive interest expense										(403)
Gain on extinguishment of debt										202
Net income attributable to noncontrolling interests										69
Income before income taxes										4,246
Income tax expense										(228)
Net (income) attributable to noncontrolling interests										(69)
Net income attributable to stockholders										$3,949
Equity in net assets of nonconsolidated affiliates	$88	$6	$8,254	$2	$—	$—	$8,350	$—	$—	$8,350
Total assets	$92,781	$10,460	$22,910	$10,066	$24,308	$(29,041)	$131,484	$47,745	$(1,918)	$177,311
Expenditures for property	$4,985	$887	$681	$359	$127	$—	$7,039	$52	$—	$7,091
Depreciation and amortization	$4,122	$325	$419	$383	$75	$(4)	$5,320	$918	$—	$6,238
Impairment charges, excluding goodwill	$254	$302	$321	$3	$—	$—	$880	$—	$—	$880
Equity income	$19	$(45)	$2,120	$—	$—	$—	$2,094	$—	$—	$2,094
__________

(a)
Consists of a catch-up adjustment related to the change in estimate for recall campaigns of $874 million in GMNA; asset impairment charges of $245 million related to our Russian subsidiaries in GME; asset impairment charges of $158 million related to our Thailand subsidiary in GMIO; Venezuela currency devaluation charges of $419 million and Goodwill impairment charges of $120 million in GMSA; a charge related to the ignition switch recall compensation program of $400 million in Corporate; and other of $111 million.

Automotive revenue is attributed to geographic areas based on the country in which our subsidiary is located. GM Financial revenue is attributed to the geographic area where the financing is originated. The following table summarizes information concerning principal geographic areas:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Years Ended December 31,
	2016		2015		2014
	Net Sales & Revenue	Long-Lived Assets	Net Sales & Revenue	Long-Lived Assets	Net Sales & Revenue	Long-Lived Assets
Automotive
U.S.	$110,848	$22,241	$100,008	$21,091	$93,559	$18,813
Non-U.S.	46,001	15,196	45,914	12,742	57,533	12,355
GM Financial
U.S.	7,462	32,506	4,357	18,501	2,549	5,477
Non-U.S.	2,069	2,299	2,077	1,890	2,288	1,755
Total consolidated	$166,380	$72,242	$152,356	$54,224	$155,929	$38,400

No individual country other than the U.S. represented more than 10% of our total Net sales and revenue or Long-lived assets.

Note 24. Supplemental Information for the Consolidated Statements of Cash Flows
The following table summarizes the sources (uses) of cash provided by Change in other operating assets and liabilities and Cash paid for income taxes and interest:

	Years Ended December 31,
	2016	2015	2014
Accounts receivable	$(1,285)	$(254)	$(1,248)
Wholesale receivables funded by GM Financial, net	(2,723)	(1,124)	(2,000)
Inventories	(320)	(1,350)	(309)
Automotive equipment on operating leases	492	159	(1,949)
Change in other assets	(859)	(668)	(210)
Accounts payable	3,469	1,953	19
Income taxes payable	(227)	60	(145)
Accrued and other liabilities	1,015	(801)	6,089
Total	$(438)	$(2,025)	$247
Cash paid for income taxes and interest
Cash paid for income taxes	$757	$800	$947
Cash paid for interest (net of amounts capitalized) – Automotive	466	348	301
Cash paid for interest (net of amounts capitalized) – GM Financial	1,857	1,295	1,120
Total cash paid for interest (net of amounts capitalized)	$2,323	$1,643	$1,421

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2016, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2016. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2016.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ MARY T. BARRA	/s/ CHARLES K. STEVENS III
Mary T. Barra Chairman & Chief Executive Officer	Charles K. Stevens III Executive Vice President and Chief Financial Officer
February 7, 2017	February 7, 2017

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

*  *  *  *  *  *  *

Items 10, 11, 12, 13 and 14

Information required by (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2016 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except the information required by Item 10 with respect to our code of ethics in Item 10 above and disclosure of our executive officers, which is included in Item 1 of this report.

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
3.1
Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference
3.2
Amended and Restated Bylaws of General Motors Company, dated as of March 4, 2016, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed March 8, 2016

Incorporated by Reference
4.1
Indenture dated as of September 27, 2013, between General Motors Company and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of General Motors Company filed April 30, 2014
Incorporated by Reference
4.2
First Supplemental Indenture dated as of September 27, 2013 to the Indenture dated as of September 27, 2013 between General Motors Company and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of General Motors Company filed May 22, 2014
Incorporated by Reference
4.3
Second Supplemental Indenture dated as of November 12, 2014 to the Indenture dated as of September 27, 2013 between General Motors Company and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K of General Motors Company filed November 12, 2014
Incorporated by Reference
4.4
Third Supplemental Indenture, dated as of February 23, 2016, to the Indenture, dated as of September 27, 2013, between General Motors Company, as issuer, and The Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Company filed February 23, 2016

Incorporated by Reference
10.1
Stockholders Agreement, dated as of October 15, 2009 between General Motors Company, the United States Department of the Treasury, Canada GEN Investment Corporation (fka 7176384 Canada Inc.), the UAW Retiree Medical Benefits Trust, and, for limited purposes, General Motors LLC, incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009
Incorporated by Reference
10.2*
Equity Registration Rights Agreement, dated as of October 15, 2009, between General Motors Company, the United States Department of Treasury, Canada GEN Investment Corporation (fka 7176384 Canada Inc.), the UAW Retiree Medical Benefits Trust, Motors Liquidation Company, and, for limited purposes, General Motors LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Motors Liquidation Company filed October 21, 2009
Incorporated by Reference
10.3*
Letter Agreement regarding Equity Registration Rights Agreement, dated October 21, 2010, among General Motors Company, the United States Department of Treasury, Canada GEN Investment Corporation, the UAW Retiree Medical Benefits Trust and Motors Liquidation Company, incorporated herein by reference to Exhibit 10.43 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-168919) of General Motors Company filed November 3, 2010
Incorporated by Reference
10.4*	Form of Compensation Statement, incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010	Incorporated by Reference
10.5*
General Motors Company 2009 Long-Term Incentive Plan, as amended January 13, 2014, incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2014
Incorporated by Reference
10.6*
The General Motors Company Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed May 6, 2011
Incorporated by Reference
10.7*
General Motors Company Executive Retirement Plan, with modifications through October 10, 2012, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of General Motors Company filed February 15, 2013
Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.8*
Amendment No. 1 to General Motors Company Executive Retirement Plan, with modifications through October 10, 2012, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed February 3, 2016

Incorporated by Reference
10.9*
General Motors Company Salary Stock Plan, as amended January 13, 2014, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2014

Incorporated by Reference
10.10*	General Motors Company 2014 Short-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed June 12, 2014	Incorporated by Reference
10.11*	Amendment No. 1 to General Motors Company Short-Term Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Company filed February 3, 2016	Incorporated by Reference
10.12*	General Motors Company 2014 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed June 12, 2014	Incorporated by Reference
10.13*	General Motors Company 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of General Motors Company filed May 13, 2016	Incorporated by Reference
10.14*
Form of General Motors Company Restricted Stock Unit Agreement (cash settlement) dated December 15, 2011 under the 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K of General Motors Company filed February 27, 2012
Incorporated by Reference
10.15*
Form of General Motors Company Restated Stock Agreement (share settlement) dated December 15, 2011 under the 2009 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of General Motors Company filed February 27, 2012
Incorporated by Reference
10.16*
General Motors Company Vehicle Operations - Senior Management Vehicle Program (SMVP) Supplement, revised December 15, 2005, incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of Motors Liquidation Company filed March 28, 2006
Incorporated by Reference
10.17*	General Motors LLC U.S. Executive Severance Program, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed February 3, 2016	Incorporated by Reference
10.18
Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, including Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $30 original ($10 after stock split) exercise price and a July 10, 2016 expiration date, incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference
10.19
Amended and Restated Warrant Agreement, dated as of October 16, 2009, between General Motors Company and U.S. Bank National Association, as Warrant Agent, including a Form of Warrant Certificate attached as Exhibit D thereto, relating to warrants with a $55 original ($18.33 after stock split) exercise price and a July 10, 2019 expiration date, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Motors Company filed April 7, 2010
Incorporated by Reference
10.20†
Amended and Restated Master Agreement, dated as of December 19, 2012, between General Motors Holdings LLC and Peugeot S.A., incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2014
Incorporated by Reference
10.21†
Second Amended and Restated 3-Year Revolving Credit Agreement, dated as of May 26, 2016, among General Motors Company, General Motors Financial Company, Inc., GM Europe Treasury Company AB, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed June 2, 2016
Incorporated by Reference
10.22†
Second Amended and Restated 5-Year Revolving Credit Agreement, dated as of May 26, 2016, among General Motors Company, General Motors Financial Company, Inc., General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed June 2, 2016
Incorporated by Reference
10.23*
Director's Service Agreement between Adam Opel AG and Dr. Karl-Thomas Neumann, incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2014
Incorporated by Reference
10.24
Amendment to Warrant Agreements between General Motors Company and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed April 24, 2014
Incorporated by Reference
10.25*
Form of General Motors Company Restricted Stock Unit Award Agreement under the 2014 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed July 24, 2014
Incorporated by Reference
10.26*
Form of General Motors Company Performance Stock Unit Award Agreement under the 2014 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Motors Company filed July 24, 2014
Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.27*
Form of Non-Qualified Stock Option Agreement under the 2014 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed July 30, 2015
Incorporated by Reference
10.28*
Form of General Motors Company Restricted Stock Unit Award Agreement under the 2014 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Motors Company filed April 21, 2016
Incorporated by Reference
10.29*
Form of General Motors Company Performance Stock Unit Award Agreement under the 2014 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of General Motors Company filed April 21, 2016
Incorporated by Reference
10.30*	Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of General Motors Company filed April 21, 2016	Incorporated by Reference
12	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the Years Ended December 31, 2016, 2015, 2014, 2013 and 2012	Filed Herewith
21	Subsidiaries and Joint Ventures of the Registrant as of December 31, 2016	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm for audited financial statements of General Motors Company	Filed Herewith
23.2	Consent of Independent Auditors for audited financial statements of SAIC General Motors Corp., Ltd.	Filed Herewith
24	Power of Attorney for Directors of General Motors Company	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
99.1
SAIC General Motors Corp., Ltd. (F.K.A. Shanghai General Motors Corp., Ltd.) and subsidiaries audited consolidated financial statements including the consolidated balance sheet as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, equity and cash flow for the years then ended
Filed Herewith
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

†	Certain confidential portions have been omitted pursuant to a granted request for confidential treatment, which has been separately filed with the SEC.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ MARY T. BARRA
Mary T. Barra Chairman & Chief Executive Officer
Date:	February 7, 2017

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 7th day of February 2017 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ MARY T. BARRA	Chairman & Chief Executive Officer
Mary T. Barra

/s/ CHARLES K. STEVENS III	Executive Vice President and Chief Financial Officer
Charles K. Stevens III

/s/ THOMAS S. TIMKO	Vice President, Controller and Chief Accounting Officer
Thomas S. Timko

/s/ THEODORE M. SOLSO*	Lead Director
Theodore M. Solso

/s/ JOSEPH J. ASHTON*	Director
Joseph J. Ashton

/s/ LINDA R. GOODEN*	Director
Linda R. Gooden

/s/ JOSEPH JIMENEZ*	Director
Joseph Jimenez

/s/ JANE L. MENDILLO*	Director
Jane L. Mendillo

/s/ ADMIRAL MICHAEL G. MULLEN, USN (ret.)*	Director
Admiral Michael G. Mullen, USN (ret.)

/s/ JAMES J. MULVA*	Director
James J. Mulva

/s/ PATRICIA F. RUSSO*	Director
Patricia F. Russo

/s/ THOMAS M. SCHOEWE*	Director
Thomas M. Schoewe

/s/ CAROL M. STEPHENSON*	Director
Carol M. Stephenson

*By:	/s/ JILL E. SUTTON
Jill E. Sutton
Attorney-in-Fact