Form 10-Q
period 2017-03-31
General Motors Co
filed 2017-04-28
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 21, 2017 the number of shares outstanding of common stock was 1,509,111,353 shares.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net sales and revenue
Automotive	$38,325	$35,195
GM Financial	2,875	2,070
Total net sales and revenue	41,200	37,265
Costs and expenses
Automotive cost of sales	33,105	30,589
GM Financial interest, operating and other expenses	2,666	1,886
Automotive selling, general and administrative expense	2,684	2,818
Total costs and expenses	38,455	35,293
Operating income	2,745	1,972
Automotive interest expense	144	127
Interest income and other non-operating income, net	161	85
Equity income (Note 7)	555	560
Income before income taxes	3,317	2,490
Income tax expense (Note 14)	700	559
Net income	2,617	1,931
Net (income) loss attributable to noncontrolling interests	(9)	22
Net income attributable to common stockholders	$2,608	$1,953

Earnings per share (Note 17)
Basic
Basic earnings per common share	$1.73	$1.26
Weighted-average common shares outstanding	1,505	1,546
Diluted
Diluted earnings per common share	$1.70	$1.24
Weighted-average common shares outstanding	1,532	1,580

Dividends declared per common share	$0.38	$0.38
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income	$2,617	$1,931
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	108	84
Defined benefit plans	(29)	(122)
Other comprehensive income (loss), net of tax	79	(38)
Comprehensive income	2,696	1,893
Comprehensive (income) loss attributable to noncontrolling interests	(8)	42
Comprehensive income attributable to common stockholders	$2,688	$1,935

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$12,864	$12,960
Marketable securities (Note 3)	10,260	11,841
Accounts and notes receivable, net	10,898	9,638
GM Financial receivables, net (Note 4; Note 8 at VIEs)	23,903	22,065
Inventories (Note 5)	14,686	13,788
Equipment on operating leases, net (Note 6)	2,283	1,896
Other current assets	4,704	4,015
Total current assets	79,598	76,203
Non-current Assets
GM Financial receivables, net (Note 4; Note 8 at VIEs)	22,540	20,724
Equity in net assets of nonconsolidated affiliates (Note 7)	9,416	8,996
Property, net	37,202	35,820
Goodwill and intangible assets, net	6,193	6,259
GM Financial equipment on operating leases, net (Note 6; Note 8 at VIEs)	37,302	34,526
Deferred income taxes	34,263	35,092
Other assets	4,279	4,070
Total non-current assets	151,195	145,487
Total Assets	$230,793	$221,690
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$28,725	$26,961
Short-term debt and current portion of long-term debt (Note 9)
Automotive	1,350	1,167
GM Financial (Note 8 at VIEs)	32,351	27,861
Accrued liabilities	28,478	29,192
Total current liabilities	90,904	85,181
Non-current Liabilities
Long-term debt (Note 9)
Automotive	9,602	9,585
GM Financial (Note 8 at VIEs)	47,598	46,015
Postretirement benefits other than pensions (Note 12)	5,771	5,803
Pensions (Note 12)	17,636	17,951
Other liabilities	13,068	13,080
Total non-current liabilities	93,675	92,434
Total Liabilities	184,579	177,615
Commitments and contingencies (Note 13)
Equity (Note 16)
Common stock, $0.01 par value	15	15
Additional paid-in capital	27,012	26,983
Retained earnings	28,195	26,168
Accumulated other comprehensive loss	(9,250)	(9,330)
Total stockholders’ equity	45,972	43,836
Noncontrolling interests	242	239
Total Equity	46,214	44,075
Total Liabilities and Equity	$230,793	$221,690

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net income	$2,617	$1,931
Depreciation, amortization and impairment charges	2,883	2,292
Foreign currency remeasurement and transaction losses	146	162
Undistributed earnings of nonconsolidated affiliates, net	(555)	(519)
Pension contributions and OPEB payments	(387)	(1,922)
Pension and OPEB income, net	(146)	(151)
Provision for deferred taxes	914	731
Change in other operating assets and liabilities	(3,431)	(2,632)
Net cash provided by (used in) operating activities	2,041	(108)
Cash flows from investing activities
Expenditures for property	(2,005)	(2,285)
Available-for-sale marketable securities, acquisitions	(1,316)	(1,773)
Trading marketable securities, acquisitions	—	(104)
Available-for-sale marketable securities, liquidations	2,914	3,272
Trading marketable securities, liquidations	—	291
Acquisition of companies/investments, net of cash acquired	—	(516)
Purchases of finance receivables, net	(6,315)	(4,161)
Principal collections and recoveries on finance receivables	3,593	3,271
Purchases of leased vehicles, net	(4,760)	(5,111)
Proceeds from termination of leased vehicles	1,082	481
Other investing activities	2	(5)
Net cash used in investing activities	(6,805)	(6,640)
Cash flows from financing activities
Net increase (decrease) in short-term debt	(264)	738
Proceeds from issuance of debt (original maturities greater than three months)	11,589	12,234
Payments on debt (original maturities greater than three months)	(5,561)	(5,550)
Payments to purchase common stock	—	(300)
Dividends paid	(573)	(588)
Other financing activities	(144)	(107)
Net cash provided by financing activities	5,047	6,427
Effect of exchange rate changes on cash, cash equivalents and restricted cash	103	152
Net increase (decrease) in cash, cash equivalents and restricted cash	386	(169)
Cash, cash equivalents and restricted cash at beginning of period	15,160	17,332
Cash, cash equivalents and restricted cash at end of period	$15,546	$17,163
Significant Non-cash Investing and Financing Activity
Non-cash property additions	$2,269	$2,430

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$15	$27,607	$20,285	$(8,036)	$452	$40,323
Net income	—	—	1,953	—	(22)	1,931
Other comprehensive loss	—	—	—	(18)	(20)	(38)
Purchase of common stock	—	(167)	(133)	—	—	(300)
Exercise of common stock warrants	—	7	—	—	—	7
Stock based compensation	—	15	(10)	—	—	5
Cash dividends paid on common stock	—	—	(587)	—	—	(587)
Dividends declared or paid to noncontrolling interests	—	—	—	—	(8)	(8)
Other	—	1	—	—	(9)	(8)
Balance at March 31, 2016	$15	$27,463	$21,508	$(8,054)	$393	$41,325

Balance at January 1, 2017	$15	$26,983	$26,168	$(9,330)	$239	$44,075
Net income	—	—	2,608	—	9	2,617
Other comprehensive income (loss)	—	—	—	80	(1)	79
Exercise of common stock warrants	—	4	—	—	—	4
Stock based compensation	—	24	(8)	—	—	16
Cash dividends paid on common stock	—	—	(573)	—	—	(573)
Other	—	1	—	—	(5)	(4)
Balance at March 31, 2017	$15	$27,012	$28,195	$(9,250)	$242	$46,214

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

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2016 Form 10-K. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions.

In May 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires us to recognize revenue when a customer obtains control rather than when we have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. ASU 2014-09, as amended, is effective for us beginning January 1, 2018. ASU 2014-09 will affect the amount and timing of certain revenue related transactions primarily resulting from the earlier recognition of certain sales incentives and fixed fee license arrangements. Upon adoption of ASU 2014-09 sales incentives will be recorded at the time of sale rather than at the later of sale or announcement and fixed fee license arrangements will be recognized when the customer is granted access to intellectual property instead of over the contract period. Certain transactions with daily rental car companies may also qualify to be accounted for as a sale as opposed to the current accounting as an operating lease. We expect to adopt the provisions of ASU 2014-09 on a modified retrospective basis through a cumulative adjustment to equity. We do not expect the adoption of ASU 2014-09 to be material to our consolidated financial statements. We continue to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements, and have begun testing our processes designed to comply with ASU 2014-09 to permit adoption by January 1, 2018.
In January 2016 the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and which updates certain presentation and disclosure requirements. ASU 2016-01 is effective for us beginning January 1, 2018. At March 31, 2017 the carrying value of equity investments that are not accounted for under the equity method of accounting totaled $528 million and unrealized gains or losses were insignificant. Currently we do not believe the adoption of ASU 2016-01 will have a material impact on our consolidated financial statements, however changes in future market conditions and equity investment balances prior to the implementation date will affect the impact the adoption may have on our consolidated financial statements.

In March 2017 the FASB issued ASU 2017-07, "Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07), which requires that the service cost component of net periodic pension and other postretirement benefits (OPEB) (income) expense be presented in the same income statement line item as other employee compensation costs, while the remaining components of net periodic pension and OPEB (income) expense are to be presented outside operating income. ASU 2017-07 is effective for us on a retrospective basis beginning January 1, 2018. The effect of adopting ASU 2017-07 will be the reclassification of the non-service cost components from primarily Automotive cost of sales to Interest income and other non-operating income, net. As a result, upon adoption we expect a decrease to Operating income and an increase to Interest income and other non-operating income, net of approximately $1.2 billion and $380 million for the years ended December 31, 2016 and 2015.

Note 2. Disposition of Business
On March 5, 2017 our wholly-owned subsidiary (the Seller) entered into a Master Agreement (the Agreement) with Peugeot, S.A. (PSA Group) pursuant to which PSA Group will acquire our Opel and Vauxhall businesses and certain other assets in Europe

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(the Opel/Vauxhall Business) and our European financing subsidiaries and branches (the Fincos, together with the Opel/Vauxhall Business, the Transferred Business) for net consideration with an estimated value of approximately $2.2 billion. The purchase price is subject to certain working capital and other adjustments as provided in the Agreement. The Seller has agreed to indemnify PSA Group for certain losses resulting from any inaccuracy of the representations and warranties or breaches of covenants included in the Agreement and certain other liabilities. The Company has entered into a guarantee for the benefit of PSA Group and pursuant to which the Company has agreed to guarantee the Seller's obligation to indemnify PSA Group for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants in the Agreement and for certain other liabilities.

The Company expects to recognize a charge of approximately $4.5 billion upon closing principally related to: (1) up to approximately $2.7 billion of certain deferred tax assets that will no longer be realizable upon sale; (2) an approximate $400 million de-risking premium payment to be made to PSA Group for the assumption of certain underfunded pension liabilities; (3) the recognition of approximately $1.2 billion of previously deferred pension losses; and (4) costs related to other services provided under the Agreement. The ultimate charge upon closing, including the principal components thereof, may differ from these estimates based on changes to the carrying amounts of the Transferred Business through the date of closing and the ultimate resolution of certain closing conditions. At closing, the Seller will make payments to PSA Group of approximately $3.2 billion for the assumed pension liabilities, which includes pension funding payments for active employees and the de-risking premium. These payments are subject to foreign currency and discount rate fluctuations. At a future reporting date, the Transferred Business will be presented as held for sale and as discontinued operations following the receipt of certain consents and approvals required for the closing of the sale of the Transferred Business.

The transfer of the Opel/Vauxhall Business is expected to close by the end of 2017 and the transfer of the Fincos is expected to close as soon as practicable after the receipt of the necessary antitrust, financial and other regulatory approvals, which may be after the transfer of the Opel/Vauxhall Business. The transfer of the Fincos will not occur unless the transfer of the Opel/Vauxhall Business occurs. As a potential outcome of the Agreement we expect the convergence of vehicle platforms between the Transferred Business and PSA Group may result in platform rationalization that may have a material impact on our results of operations in 2017.

Note 3. Marketable Securities
The following table summarizes the fair value of cash equivalents and marketable securities which approximates cost:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	March 31, 2017	December 31, 2016
Cash and cash equivalents
Cash, cash equivalents and time deposits		$6,857	$6,077
Available-for-sale securities
U.S. government and agencies	2	1,128	1,158
Corporate debt	2	2,459	2,524
Money market funds	1	1,768	1,802
Sovereign debt	2	652	1,399
Total available-for-sale securities – cash equivalents		6,007	6,883
Total cash and cash equivalents		$12,864	$12,960
Marketable securities
U.S. government and agencies	2	$4,053	$5,886
Corporate debt	2	3,974	3,611
Mortgage and asset-backed	2	370	197
Sovereign debt	2	1,863	2,147
Total available-for-sale securities – marketable securities		$10,260	$11,841
Restricted cash
Cash, cash equivalents and time deposits		$547	$531
Available-for-sale securities, primarily money market funds	1	2,153	1,687
Total restricted cash		$2,700	$2,218

Available-for-sale securities included above with contractual maturities(a)
Due in one year or less		$8,673
Due between one and five years		5,474
Total available-for-sale securities with contractual maturities		$14,147
__________

(a)	Excludes mortgage and asset-backed securities.

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $626 million and $2.6 billion in the three months ended March 31, 2017 and 2016. Net unrealized gains and losses on available-for-sale securities and realized gains and losses on trading securities were insignificant in the three months ended March 31, 2017 and 2016. Cumulative unrealized gains and losses on available-for-sale securities were insignificant at March 31, 2017 and December 31, 2016.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statements of cash flows:

March 31, 2017
Cash and cash equivalents	$12,864
Restricted cash included in Other current assets	2,103
Restricted cash included in Other assets	579
Total	$15,546

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 4. GM Financial Receivables

	March 31, 2017			December 31, 2016
	Retail	Commercial	Total	Retail	Commercial	Total
Finance receivables, collectively evaluated for impairment, net of fees	$33,919	$11,386	$45,305	$30,989	$10,652	$41,641
Finance receivables, individually evaluated for impairment, net of fees	1,957	87	2,044	1,921	70	1,991
GM Financial receivables	35,876	11,473	47,349	32,910	10,722	43,632
Less: allowance for loan losses	(852)	(54)	(906)	(793)	(50)	(843)
GM Financial receivables, net	$35,024	$11,419	$46,443	$32,117	$10,672	$42,789

Fair value of GM Financial receivables			$46,255			$42,739

We estimate the fair value of retail finance receivables using observable and unobservable Level 3 inputs within a cash flow model. The inputs reflect assumptions regarding expected prepayments, deferrals, delinquencies, recoveries and charge-offs of the loans within the portfolio. The cash flow model produces an estimated amortization schedule of the finance receivables. The projected cash flows are then discounted to derive the fair value of the portfolio. Macroeconomic factors could affect the credit performance of the portfolio and therefore could potentially affect the assumptions used in our cash flow model. A substantial majority of our commercial finance receivables have variable interest rates. The carrying amount, a Level 2 input, is considered to be a reasonable estimate of fair value.

	Three Months Ended
	March 31, 2017	March 31, 2016
Allowance for loan losses at beginning of period	$843	$782
Provision for loan losses	217	196
Charge-offs	(307)	(293)
Recoveries	147	150
Effect of foreign currency	6	8
Allowance for loan losses at end of period	$906	$843

The allowance for loan losses on retail and commercial finance receivables included a collective allowance of $614 million and $560 million and a specific allowance of $292 million and $283 million at March 31, 2017 and December 31, 2016.

Retail Finance Receivables We use proprietary scoring systems in the underwriting process that measure the credit quality of retail finance receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO scores or its equivalent) and contract characteristics. We also consider other factors such as employment history, financial stability and capacity to pay. Subsequent to origination we review the credit quality of retail finance receivables based on customer payment activity. In North America, while we historically focused on consumers with lower than prime credit scores, we have expanded our prime lending programs. At March 31, 2017 and December 31, 2016, 44% and 48% of the retail finance receivables in North America were from consumers with sub-prime credit scores, which are defined as FICO scores or its equivalent of less than 620 at the time of loan origination. At the time of loan origination, substantially all of our international consumers have the equivalent of prime credit scores.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At March 31, 2017 and December 31, 2016 the accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $711 million and $807 million. The following table summarizes the contractual amount of delinquent retail finance receivables, which is not significantly different than the recorded investment of the retail finance receivables:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2017		March 31, 2016
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,006	2.8%	$963	3.1%
Greater-than-60 days delinquent	441	1.2%	421	1.4%
Total finance receivables more than 30 days delinquent	1,447	4.0%	1,384	4.5%
In repossession	51	0.2%	48	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,498	4.2%	$1,432	4.7%

At March 31, 2017 and December 31, 2016 retail finance receivables classified as troubled debt restructurings and individually evaluated for impairment were $2.0 billion and $1.9 billion and the allowance for loan losses included $284 million and $276 million of specific allowances on these receivables.

Commercial Finance Receivables Our commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. Dealers in Group VI are subject to additional restrictions on funding, up to suspension of lines of credit and liquidation of assets. At March 31, 2017 and December 31, 2016 the commercial finance receivables on non-accrual status were insignificant. The following table summarizes the credit risk profile by dealer risk rating of commercial finance receivables:

		March 31, 2017	December 31, 2016
Group I	– Dealers with superior financial metrics	$1,649	$1,576
Group II	– Dealers with strong financial metrics	3,733	3,299
Group III	– Dealers with fair financial metrics	3,954	3,842
Group IV	– Dealers with weak financial metrics	1,411	1,201
Group V	– Dealers warranting special mention due to potential weaknesses	544	636
Group VI	– Dealers with loans classified as substandard, doubtful or impaired	182	168
		$11,473	$10,722

Note 5. Inventories

	March 31, 2017
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$3,525	$704	$999	$786	$6,014
Finished product, including service parts	4,073	2,625	1,231	743	8,672
Total inventories	$7,598	$3,329	$2,230	$1,529	$14,686

	December 31, 2016
	GMNA	GME	GMIO	GMSA	Total
Total productive material, supplies and work in process	$3,226	$684	$974	$759	$5,643
Finished product, including service parts	4,108	2,229	1,107	701	8,145
Total inventories	$7,334	$2,913	$2,081	$1,460	$13,788

Note 6. Equipment on Operating Leases
Equipment on operating leases in our automotive operations consists of vehicle sales to daily rental car companies with a guaranteed repurchase obligation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2017	December 31, 2016
Equipment on operating leases	$2,509	$2,076
Less: accumulated depreciation	(226)	(180)
Equipment on operating leases, net	$2,283	$1,896

	Three Months Ended
	March 31, 2017	March 31, 2016
Depreciation expense	$54	$33
Impairment charges	$57	$38

GM Financial originates leases to retail customers that are recorded as operating leases.

	March 31, 2017	December 31, 2016
GM Financial equipment on operating leases	$44,628	$40,875
Less: accumulated depreciation	(7,326)	(6,349)
GM Financial equipment on operating leases, net	$37,302	$34,526

Depreciation expense related to GM Financial equipment on operating leases, net was $1.4 billion and $915 million in the three months ended March 31, 2017 and 2016.

The following table summarizes minimum rental payments due to GM Financial on leases to retail customers:

	Years Ending December 31,
	2017	2018	2019	2020	2021
Minimum rental receipts under operating leases	$4,654	$4,878	$2,494	$365	$13

Note 7. Equity in Net Assets of Nonconsolidated Affiliates

	Three Months Ended
	March 31, 2017	March 31, 2016
Automotive China JVs equity income	$504	$518
Other joint ventures equity income	51	42
Total Equity income	$555	$560

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$11,201	$11,191
Automotive China JVs' net income	$1,046	$1,086

Dividends received from our nonconsolidated affiliates were insignificant in the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016 we had undistributed earnings of $2.7 billion and $2.2 billion related to our nonconsolidated affiliates.

Note 8. Variable Interest Entities
GM Financial uses special purpose entities (SPEs) that are considered variable interest entities (VIEs) to issue variable funding notes to third party bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

debt issued by these VIEs is backed by finance receivables and leasing related assets transferred to the VIEs (Securitized Assets). GM Financial determined that it is the primary beneficiary of the SPEs because the servicing responsibilities for the Securitized Assets give GM Financial the power to direct the activities that most significantly impact the performance of the VIEs and the variable interests in the VIEs give GM Financial the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or its other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required and does not currently intend to provide additional financial support to these SPEs. While these subsidiaries are included in GM Financial's condensed consolidated financial statements, they are separate legal entities and their assets are legally owned by them and are not available to GM Financial's creditors. The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	March 31, 2017	December 31, 2016
Restricted cash – current	$2,078	$1,532
Restricted cash – non-current	$520	$535
GM Financial receivables, net of fees – current	$15,716	$15,220
GM Financial receivables, net of fees – non-current	$14,391	$14,151
GM Financial equipment on operating leases, net	$23,154	$19,341
GM Financial short-term debt and current portion of long-term debt	$23,573	$20,005
GM Financial long-term debt	$18,098	$18,239

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

Note 9. Automotive and GM Financial Debt

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total automotive debt	$10,952	$11,913	$10,752	$11,612
Fair value utilizing Level 1 inputs		$9,590		$9,515
Fair value utilizing Level 2 inputs		$2,323		$2,097

The fair value of automotive debt measured utilizing Level 1 inputs was based on quoted prices in active markets for identical instruments that a market participant can access at the measurement date. The fair value of automotive debt measured utilizing Level 2 inputs was based on a discounted cash flow model using observable inputs. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread based on our senior unsecured notes that is intended to represent our nonperformance risk. We obtain the benchmark yield curves and yields on unsecured notes from independent sources that are widely used in the financial industry. At March 31, 2017 and December 31, 2016 the fair value of automotive debt exceeded its carrying amount due primarily to a decrease in bond yields compared to yields at the time of issuance.

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$42,579	$42,680	$39,270	$39,357
Unsecured debt	37,370	38,390	34,606	35,220
Total GM Financial debt	$79,949	$81,070	$73,876	$74,577

Fair value utilizing Level 2 inputs		$77,267		$69,990
Fair value utilizing Level 3 inputs		$3,803		$4,587

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

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged Securitized Assets. Refer to Note 8 for additional information on GM Financial's involvement with VIEs. In the three months ended March 31, 2017 we issued securitization notes payable of $4.0 billion and entered into new or renewed credit facilities with a total net additional borrowing capacity of $182 million, which had substantially the same terms as existing debt.

Unsecured debt consists of senior notes, credit facilities, retail customer deposits and other unsecured debt. In the three months ended March 31, 2017 we issued $2.5 billion in aggregate principal amount of senior notes comprising:

Amount Issued
3.45% Senior notes due January 2022	$1,250
4.35% Senior notes due January 2027	$750
Floating rate notes due January 2022	$500

In April 2017 we issued $3.0 billion in aggregate principal amount of senior notes comprising $1.0 billion of 2.65% notes due in April 2020, $1.25 billion of 3.95% notes due in April 2024 and $750 million of floating rate notes due in April 2020. Each of these notes contain terms and covenants including limitations on GM Financial's ability to incur certain liens.

GM Financial accepts deposits from retail banking customers in Germany. At March 31, 2017 and December 31, 2016 the outstanding balance of these deposits was $1.9 billion, of which 41% and 42% were overnight deposits.

Note 10. Derivative Financial Instruments
Automotive The following table presents the notional amounts for derivative financial instruments in our automotive operations:

	Fair Value Level	March 31, 2017	December 31, 2016
Derivatives designated as hedges
Assets
Net investment hedges - foreign currency(a)(b)(c)	2	$1,490	$—
Cash flow hedges
Foreign currency(a)(b)(c)	2	732	803
Commodity(a)(b)(c)	2	279	106
Total cash flow hedges		1,011	909
Total assets		$2,501	$909
Derivatives not designated as hedges
Assets
Foreign currency(a)(b)	2/3	$4,200	$4,605
Interest rate swaps(a)(b)	2	5,808	—
Commodity(a)(b)	2	1,177	1,061
Total assets		$11,185	$5,666
Liabilities
Foreign currency(a)(b)	2	$2,083	$470
Commodity(a)(b)	2	364	181
Total liabilities		$2,447	$651
__________

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(a)	The fair value of these derivative instruments was insignificant at March 31, 2017 and December 31, 2016.

(b)	The gains and losses on these derivative instruments included in the condensed consolidated income statements were insignificant for the three months ended March 31, 2017 and 2016.

(c)
The gains and losses on these derivative financial instruments included in Accumulated other comprehensive loss were insignificant at March 31, 2017 and December 31, 2016. The gains and losses on these derivative financial instruments included in the condensed consolidated statements of comprehensive income were insignificant for the three months ended March 31, 2017 and 2016.

GM Financial The following table presents the notional amounts for GM Financial's derivative financial instruments:

	Fair Value Level	March 31, 2017	December 31, 2016
Derivatives designated as hedges
Assets
Cash flow hedges - interest rate swaps(a)(b)(c)	2/3	$3,597	$3,542
Liabilities
Fair value hedges - interest rate swaps(b)(d)	2	$8,950	$7,700
Cash flow hedges
Interest rate swaps(a)(b)(c)	2/3	717	1,280
Foreign currency(a)(b)(c)	2	802	791
Total liabilities		$10,469	$9,771
Derivatives not designated as hedges
Assets
Interest rate swaps(a)(b)	2/3	$15,455	$8,667
Interest rate caps and floors(a)(b)	2	13,369	10,469
Foreign currency(a)(b)	2	617	1,576
Total assets		$29,441	$20,712
Liabilities
Interest rate swaps(a)(b)	2/3	$14,225	$8,337
Interest rate caps and floors(a)(b)	2	15,101	12,146
Foreign currency(a)(b)	2	1,412	119
Total liabilities		$30,738	$20,602
__________

(a)	The fair value of these derivative instruments was insignificant at March 31, 2017 and December 31, 2016.

(b)	The gains and losses on these derivative instruments included in the condensed consolidated income statements were insignificant for the three months ended March 31, 2017 and 2016.

(c)
The gains and losses on these derivative financial instruments included in Accumulated other comprehensive loss were insignificant at March 31, 2017 and December 31, 2016. The gains and losses on these derivative financial instruments included in the condensed consolidated statements of comprehensive income were insignificant for the three months ended March 31, 2017 and 2016.

(d)	The fair value of these derivative instruments was $317 million and $276 million at March 31, 2017 and December 31, 2016.

Note 11. Product Warranty and Related Liabilities

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended
	March 31, 2017	March 31, 2016
Warranty balance at beginning of period	$9,701	$9,279
Warranties issued and assumed in period – recall campaigns	184	154
Warranties issued and assumed in period – product warranty	613	549
Payments	(897)	(911)
Adjustments to pre-existing warranties	36	83
Effect of foreign currency and other	43	79
Warranty balance at end of period	$9,680	$9,233

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be an insignificant amount at March 31, 2017. Refer to Note 13 for reasonably possible losses on Takata Corporation (Takata) matters.

Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$79	$95	$4	$95	$85	$5
Interest cost	536	127	49	553	144	50
Expected return on plan assets	(919)	(183)	—	(945)	(182)	—
Amortization of prior service cost (credit)	(1)	1	(3)	(1)	3	(4)
Amortization of net actuarial (gains) losses	(1)	62	8	(6)	47	5
Net periodic pension and OPEB (income) expense	$(306)	$102	$58	$(304)	$97	$56

We made discretionary contributions to our U.S. hourly pension plan of $1.5 billion in the three months ended March 31, 2016 and $482 million in April 2016. These discretionary contributions were funded with the net proceeds from the issuance of senior unsecured notes.

Note 13. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation, that arise in connection with our business as a global company. We identify below the material individual proceedings and investigations in connection with which we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At March 31, 2017 and December 31, 2016 accruals of $1.2 billion and $1.3 billion were recorded in Accrued liabilities and Other liabilities. In many proceedings, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss. Accordingly an adverse outcome from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

Through April 17, 2017 we were aware of 100 putative class actions pending against GM in various federal and state trial courts in the U.S. and 20 putative class actions pending in various Provincial Courts in Canada alleging that consumers who purchased or leased vehicles manufactured by GM or General Motors Corporation had been economically harmed by one or more of the recalls announced in 2014 and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). In general, these economic-loss cases seek recovery for purported compensatory damages, such as alleged benefit-of-the-bargain damages or damages related to alleged diminution in value of the vehicles, as well as punitive damages, injunctive relief and other relief. There

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

are also two civil actions brought by state governmental entities relating to the 2014 recalls that seek injunctive relief as well as civil penalties and attorneys' fees for alleged violations of state laws.

Through April 17, 2017 we were aware of 281 actions pending in various federal and state trial courts in the U.S. and 14 actions pending in various Provincial Courts in Canada alleging injury or death as a result of defects that may be the subject of recalls announced in 2014 (personal injury cases). In general, these personal injury cases seek recovery for purported compensatory damages, punitive damages and other relief.

During 2016, the U.S. District Court for the Southern District of New York (the Southern District), which is administering a federal multidistrict litigation (the multidistrict litigation) and a Texas court administering a Texas state multidistrict litigation scheduled a combined eight ignition-switch personal injury cases for bellwether trials. None of those resulted in a finding of liability against GM; juries in two cases returned verdicts in favor of GM, a court dismissed one case on summary judgment, plaintiffs dismissed two cases with prejudice before trial, and the parties settled the remaining three cases. The Southern District and the Texas court have scheduled additional personal injury bellwether trials for 2017 and 2018. Each bellwether trial will be tried on its facts and the result of any subsequent bellwether trial may be different from the earlier bellwether trials.

On July 15, 2016 the Southern District granted in part and denied in part GM's motion to dismiss plaintiffs' complaint seeking damages for alleged economic loss relating to the ignition switch and other recalls by GM in 2014. The Southern District dismissed plaintiffs' claims brought under the Racketeer Influenced and Corrupt Organization Act (RICO), and those brought by any plaintiff whose vehicle was not allegedly defective when sold. The Southern District also rejected plaintiffs' broadest theory of damages – that plaintiffs could seek recovery for alleged reduction in the value of their vehicles due to damage to GM's reputation and brand as a result of the ignition switch matter. The Southern District also held that plaintiffs did not have a common basis for their claims across all defects and models to proceed as a single class, and that the remaining claims may have to proceed individually or in subclasses of vehicles affected by a common defect. Further, the Southern District held that the named plaintiffs may assert claims only on behalf of owners of the same vehicle models that they themselves purchased (or leased) or models with sufficiently similar defects, and that it will not specify the specific permissible class claims until the class-certification stage. Finally, the Southern District granted GM's motion to dismiss with respect to certain state law claims but denied it as to other state law claims. The court held that the viability of state law claims will depend on each state's specific laws and plaintiffs' specific factual allegations. While the ruling addressed post-bankruptcy claims, we believe the Southern District's legal holdings should apply to limit plaintiffs' pre-bankruptcy claims. On September 15, 2016, plaintiffs filed a Fourth Amended Consolidated Complaint amending their economic-loss claims. On December 7, 2016 GM moved to dismiss certain claims in that complaint.

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

On July 13, 2016 a three judge panel of the United States Court of Appeals for the Second Circuit (Second Circuit) issued a decision and judgment affirming in part, reversing in part, and vacating portions of the Bankruptcy Court's April 15, 2015 decision and subsequent judgment. Among other things, the Second Circuit held that the 2009 Sale Order could not be enforced to bar claims against GM asserted by either plaintiffs who purchased used vehicles after the sale closing or against purchasers who asserted claims relating to the ignition switch defect, including pre-closing personal injury claims and economic-loss claims. The Second Circuit also vacated that portion of the Bankruptcy Court judgment enforcing the 2009 Sale Order against plaintiffs with pre-sale claims based on defects other than the ignition switch and remanded that issue to the Bankruptcy Court for further proceedings. The Second Circuit denied our request for an en banc review of the panel's decision and judgment. On April 24, 2017, the United States Supreme Court denied our petition for certiorari. In 2014 GM voluntarily established the Ignition Switch Recall Compensation Program (the Program), administered by an independent administrator, which provided compensation for individuals who died or suffered personal injuries (or for their families) as a result of the ignition switch defect, both before and after bankruptcy. The Program completed its claims review process in the three months ended September 30, 2015, but continues to process

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

acceptances that require court approval and resolve liens related to accepted claims. Accident victims (or their families) that accept a payment under the Program agree to settle all claims against GM related to the accident. As a result, certain pre-closing personal injury claims relating to the ignition switch defect were resolved through this program.

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

On February 11, 2016 the Delaware Supreme Court affirmed the dismissal of four consolidated shareholder derivative actions that had been pending in the Delaware Chancery Court. In light of the Delaware Supreme Court’s decision, proceedings have resumed in the two consolidated shareholder derivative actions in the Eastern District that had been stayed pending disposition of the Delaware cases and the Eastern District is now considering our motion to dismiss in those actions. In early 2016 an additional shareholder derivative action was filed in the Eastern District against certain current and former GM directors and officers making similar allegations to the two other shareholder derivative actions that are pending in the Eastern District. This new derivative action has been transferred to the same judge handling those two other shareholder derivative actions. On April 5, 2017, GM filed a motion to dismiss this new derivative action. Finally, two derivative actions filed in the Circuit Court of Wayne County, Michigan, which have been consolidated, are stayed pending disposition of the federal derivative actions.

In connection with the 2014 recalls, we have from time to time received subpoenas and other requests for information related to investigations by agencies or other representatives of U.S. federal, state and the Canadian governments, including the United States Attorney’s Office for the Southern District of New York (the Office). Ongoing matters of investigations as of March 31, 2017 include litigation initiated by the Arizona Attorney General, litigation initiated by the Orange County District Attorney, and investigations by 49 state attorneys general which may result in litigation. We believe we are cooperating fully with all reasonable pending requests for information. We have accrued for these matters to the extent required by law and regulations. Such matters could in the future result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies.

With regard to the investigation by the Office, on September 16, 2015, we entered into a Deferred Prosecution Agreement (the DPA) with the Office regarding its investigation of the events leading up to certain recalls regarding faulty ignition switches. Pursuant to the DPA we have paid the United States $900 million as a financial penalty, and we agreed to retain an independent monitor to review and assess our policies, practices or procedures related to statements about motor vehicle safety, the provision of information to those responsible for recall decisions, recall processes and addressing known defects in certified pre-owned vehicles. In addition, the Office agreed to recommend to the Southern District that prosecution of GM on a two-count information filed in the Southern District be deferred for three years. The Office also agreed that if we are in compliance with all of our obligations under the DPA, the Office will, within 30 days after the expiration of the period of deferral (including any extensions thereto), seek dismissal with prejudice of the two-count information filed against GM. For a further description of the terms and conditions of the DPA refer to Note 15 of our 2016 Form 10-K.

The total amount accrued at March 31, 2017 reflects amounts for a combination of settled but unpaid matters, and for the remaining unsettled investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls. The amounts accrued for those unsettled investigations, claims, and/or lawsuits represents a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We believe it is probable that we will incur additional liabilities beyond what has already been accrued with regard to at least a portion of the remaining matters, whether through settlement or judgment; however, we are currently unable to estimate an overall amount or range of loss because these matters involve significant uncertainties, including the legal theory or the nature of the investigations, claims and/or lawsuits, the complexity of the facts, the lack of documentation available to us with respect to particular cases or groups of cases, the results of any investigation or litigation and the timing of resolution of the investigation or litigations, including any appeals, further proceedings regarding interpretation and application of the Second Circuit's July 13, 2016 decision and certain common law doctrines, and further proceedings following the district court's July 15, 2016 decision and its decision on GM's motion to dismiss the Fourth Amended and Consolidated Complaint in the multidistrict litigation. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

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

GM Korea Wage Litigation Commencing on or about September 29, 2010 current and former hourly employees of GM Korea Company (GM Korea) filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) affirmed a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court). On May 29, 2014 the Supreme Court remanded the case to the Seoul High Court for consideration consistent with earlier Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. On reconsideration, the Seoul High Court held in GM Korea’s favor on October 30, 2015, after which the plaintiffs appealed to the Supreme Court. In July 2014 GM Korea and its labor union also agreed to include bonuses and certain allowances in Ordinary Wages retroactive to March 1, 2014. Therefore our accrual related to these cases was reclassified from a contingent liability to the Pensions liability. We estimate our reasonably possible loss in excess of amounts accrued to be 616 billion South Korean Won (equivalent to $552 million) at March 31, 2017, which relates to periods before March 1, 2014. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. On November 26 and 27, 2015 the Supreme Court remanded two salary cases to the Seoul High Court for a review of the merits. At March 31, 2017 we identified a reasonably possible loss for salary cases in excess of amounts accrued to be 190 billion South Korean Won (equivalent to $170 million). Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available. These cases are currently pending before various courts in Korea.

GM Brazil Indirect Tax Claim In March 2017 the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces GM Brazil’s gross receipts tax prospectively and, potentially, retrospectively. The retrospective right to recover is under judicial review and we do not expect resolution during 2017. If the Supreme Court of Brazil grants retrospective recovery we estimate potential recoveries of up to $1.4 billion. However, given the remaining uncertainty regarding the ultimate judicial resolution of this matter we are unable to assess the likelihood of any favorable outcome at this time. We have not recorded any amounts relating to this matter.

Other Litigation-Related Liability and Tax Administrative Matters Various other legal actions, governmental investigations, claims and proceedings are pending against us or our related companies or joint ventures, including matters arising out of alleged product defects; employment-related matters; governmental regulations relating to product and workplace safety, emissions and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships; government regulations relating to payments to foreign companies; government regulations relating to competition issues; tax-related matters not subject to the provision of Accounting Standards Codification (ASC) 740, Income Taxes (indirect tax-related matters); and environmental protection laws, including laws regulating air emissions, water discharges, waste management and environmental remediation. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. It is possible that the resolution of one or more of these matters could exceed the amounts accrued in an amount that could be material to our results of operations. We also from time to time receive subpoenas and other inquiries or requests for information from agencies or other representatives of U.S. federal, state and foreign governments on a variety of issues.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security which may range from $200 million to $600 million at March 31, 2017. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2017. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $1.1 billion at March 31, 2017.

Takata Matters On May 4, 2016 the National Highway Transportation Safety Administration (NHTSA) issued an amended consent order requiring Takata to file defect information reports (DIRs) for previously unrecalled front airbag inflators that contain phase-stabilized ammonium nitrate-based propellant without a moisture absorbing desiccant on a multi-year, risk-based schedule through 2019 impacting tens of millions of vehicles produced by numerous automotive manufacturers. NHTSA concluded that the likely root cause of the rupturing of the airbag inflators is a function of time, temperature cycling and environmental moisture. On May 16, 2016 Takata issued its first DIR in connection with the amended consent order, and on January 3, 2017, Takata issued its second set of DIRs.

Although we do not believe there is a safety defect at this time in any GM vehicles within the scope of the Takata DIRs, in cooperation with NHTSA we filed Preliminary DIRs on May 27, 2016, updated as of June 13, 2016, covering 2.5 million of certain of our GMT900 vehicles, which are full-size pick-up trucks and sport utility vehicles (SUVs). On November 15, 2016 we filed a petition for inconsequentiality and request for deferral of determination regarding those GMT900 vehicles. On November 28, 2016 NHTSA granted GM's deferral request in connection with this petition. The deferral provides GM until August 31, 2017 to present evidence and analysis that our vehicles do not pose an unreasonable risk to motor vehicle safety. We believe that this timeline will permit us to complete our testing of the relevant non-desiccated Takata inflators in GMT900 vehicles and to prove to NHTSA that the inflators in these vehicles do not present an unreasonable risk to safety and that no repair will ultimately be required.

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

We believe these vehicles are currently performing as designed and ongoing testing continues to support the belief that the vehicles' unique design and integration mitigates against inflator propellant degradation. We believe that the results of further testing and analysis will demonstrate that the vehicles do not present an unreasonable risk to safety and that no repair will ultimately be required. Accordingly, no warranty provision has been made for any repair associated with our vehicles subject to the Preliminary DIRs and amended consent order. However, in the event we are ultimately obligated to repair the inflators in these vehicles, we estimate a reasonably possible cost of up to $880 million for the 6.9 million vehicles subject to the Preliminary DIRs or future Takata DIRs under the amended consent order.

Through April 17, 2017 we were aware of one putative class action pending against GM in federal court in the U.S., one putative class action in Mexico and seven putative class actions pending in various Provincial Courts in Canada arising out of allegations that airbag inflators manufactured by Takata are defective. In addition, the New Mexico Attorney General has initiated litigation against Takata and numerous automotive manufacturers, including GM. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

Product Liability With respect to product liability claims (other than claims relating to the ignition switch recalls discussed above) involving our and General Motors Corporation products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. In addition we indemnify dealers for certain product liability related claims including products sold by General Motors Corporation's dealers. At March 31, 2017 and December 31, 2016 liabilities of $636 million and $656 million were recorded in Accrued liabilities and Other liabilities for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. In light of vehicle recalls in

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

recent years it is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. We also provide vehicle repurchase guarantees and payment guarantees on commercial loans outstanding with third parties such as dealers. These guarantees terminate in years ranging from 2017 to 2031 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered and our recorded accruals are insignificant. The maximum liability, calculated as future undiscounted payments, was $4.5 billion and $4.4 billion for these guarantees at March 31, 2017 and December 31, 2016, the majority of which relate to the indemnification agreements.

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

Note 14. Income Taxes
For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. We have open tax years from 2007 to 2016 with various significant tax jurisdictions.

In the three months ended March 31, 2017 income tax expense of $700 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $804 million including tax benefits from foreign dividends, partially offset by tax benefits related to tax settlements. In the three months ended March 31, 2016 income tax expense of $559 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $775 million, partially offset by tax benefits related to tax settlements and deductions taken for stock investments in non-U.S. affiliates.

At March 31, 2017 we had $33.7 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances. The net operating losses and income tax credits include U.S. operating loss and tax credit carryforward deferred tax assets of $9.4 billion that will expire by 2037 if not utilized; and Non-U.S operating loss and tax credit carryforward deferred tax assets of $5.8 billion of which $1.3 billion expire by 2037 if not utilized and $4.5 billion can be carried forward indefinitely. Refer to Note 2 for the effect the sale of the Transferred Business will have on our net deferred tax assets.

Note 15. Restructuring and Other Initiatives
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended
	March 31, 2017	March 31, 2016
Balance at beginning of period	$350	$581
Additions, interest accretion and other	46	305
Payments	(34)	(157)
Revisions to estimates and effect of foreign currency	11	24
Balance at end of period	$373	$753

In the three months ended March 31, 2017 restructuring and other initiatives related primarily to charges in GMIO related to separation and other programs in Australia, Korea and India and the withdrawal of the Chevrolet brand from Europe. Collectively these programs had a total cost since inception in 2013 of $835 million and affected a total of approximately 4,580 employees through March 31, 2017. We expect to complete these programs in 2017 and incur insignificant additional restructuring and other charges.

In the three months ended March 31, 2016 restructuring and other initiatives related primarily to charges of $240 million in GMNA related to the cash severance incentive program to qualified U.S. hourly employees under our 2015 labor agreement with the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW) and insignificant costs for separation and other programs in Australia, Korea and India and the withdrawal of the Chevrolet brand from Europe.

Note 16. Stockholders' Equity
At March 31, 2017 and December 31, 2016 we had 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. At March 31, 2017 and December 31, 2016 we had 1.5 billion shares of common stock issued and outstanding. In the three months ended March 31, 2017 we did not purchase shares of our outstanding common stock and in the three months ended March 31, 2016 we purchased 10 million shares of our outstanding common stock for $300 million as part of the common stock repurchase program announced in March 2015, which our Board of Directors increased and extended in January 2016 and January 2017. Our total dividends paid on common stock were $573 million and $587 million in the three months ended March 31, 2017 and 2016. The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended
	March 31, 2017	March 31, 2016
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,355)	$(2,034)
Other comprehensive income net of reclassification adjustment, noncontrolling interests and tax(a)(b)	91	85
Balance at end of period	$(2,264)	$(1,949)
Defined Benefit Plans
Balance at beginning of period	$(6,968)	$(5,999)
Other comprehensive loss before reclassification adjustment, net of tax(a)	(77)	(148)
Reclassification adjustment, net of tax(a)(c)	48	26
Other comprehensive loss, net of tax(a)	(29)	(122)
Balance at end of period	$(6,997)	$(6,121)
__________

(a)	The income tax effect was insignificant in the three months ended March 31, 2017 and 2016.

(b)	The reclassification adjustments and noncontrolling interests were insignificant for the three months ended March 31, 2017 and 2016.

(c)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 12 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 17. Earnings Per Share

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income attributable to common stockholders – diluted	$2,608	$1,952

Weighted-average common shares outstanding	1,505	1,546
Dilutive effect of warrants and awards under stock incentive plans	27	34
Weighted-average common shares outstanding – diluted	1,532	1,580

Diluted earnings per common share	$1.70	$1.24
Potentially dilutive securities(a)	—	26
__________

(a)	Potentially dilutive securities attributable to outstanding stock options were excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.

Note 18. Segment Reporting
We analyze the results of our business through the following segments: GMNA, GME, GMIO, GMSA and GM Financial. The chief operating decision maker evaluates the operating results and performance of our automotive segments through earnings before interest and income taxes-adjusted, which is presented net of noncontrolling interests. The chief operating decision maker evaluates GM Financial through earnings before income taxes-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategic initiatives. Our automotive manufacturing operations are integrated within the segments, benefit from broad-based trade agreements and are subject to regulatory requirements. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles attract customers to dealer showrooms and help maintain sales volumes for other, more profitable vehicles and contribute towards meeting required fuel efficiency standards. As a result of these and other factors, we do not manage our business on an individual brand or vehicle basis. At a future reporting date, GME will be presented as held for sale and as discontinued operations following the receipt of certain consents and approvals required for closing of the sale of the Transferred Business.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended March 31, 2017
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$29,302	$4,501	$2,520	$1,959	$174		$38,456	$2,879	$(135)	$41,200
Earnings (loss) before interest and taxes-adjusted	$3,416	$(201)	$319	$(115)	$(282)		$3,137	$260	$(2)	$3,395
Adjustments	$—	$—	$—	$—	$—		$—	$—	$—	—
Automotive interest income										57
Automotive interest expense										(144)
Net income attributable to noncontrolling interests										9
Income before income taxes										3,317
Income tax expense										(700)
Net (income) attributable to noncontrolling interests										(9)
Net income attributable to common stockholders										$2,608

Equity in net assets of nonconsolidated affiliates	$77	$—	$8,339	$2	$—	$—	$8,418	$998	$—	$9,416
Total assets	$105,784	$14,529	$20,537	$7,826	$26,823	$(37,858)	$137,641	$94,684	$(1,532)	$230,793
Depreciation and amortization	$1,100	$95	$118	$73	$1	$(1)	$1,386	$1,439	$—	$2,825
Impairment charges	$15	$37	$1	$—	$5	$—	$58	$—	$—	$58
Equity income	$5	$—	$503	$—	$—	$—	$508	$47	$—	$555

	At and For the Three Months Ended March 31, 2016
	GMNA	GME	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$26,463	$4,681	$2,679	$1,343	$29		$35,195	$2,075	$(5)	$37,265
Earnings (loss) before interest and taxes-adjusted	$2,296	$(6)	$379	$(67)	$(169)		$2,433	$225	$(3)	$2,655
Adjustments(a)	$—	$—	$—	$—	$(60)		$(60)	$—	$—	(60)
Automotive interest income										44
Automotive interest expense										(127)
Net (loss) attributable to noncontrolling interests										(22)
Income before income taxes										2,490
Income tax expense										(559)
Net loss attributable to noncontrolling interests										22
Net income attributable to common stockholders										$1,953

Equity in net assets of nonconsolidated affiliates	$89	$—	$8,560	$2	$—	$—	$8,651	$989	$—	$9,640
Total assets	$94,496	$14,939	$21,234	$7,340	$19,801	$(25,290)	$132,520	$72,907	$(1,809)	$203,618
Depreciation and amortization	$1,021	$103	$108	$57	$5	$(2)	$1,292	$930	$—	$2,222
Impairment charges	$12	$26	$32	$—	$—	$—	$70	$—	$—	$70
Equity income	$6	$—	$518	$—	$—	$—	$524	$36	$—	$560
__________

(a)	Charges of $60 million for legal related matters related to the ignition switch recall.

*  *  *  *  *  *  *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the audited consolidated financial statements and notes thereto included in our 2016 Form 10-K.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our 2016 Form 10-K for a discussion of these risks and uncertainties. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions.

Non-GAAP Measures Our non-GAAP measures include earnings before interest and taxes (EBIT)-adjusted, presented net of noncontrolling interests, earnings per share (EPS)-diluted-adjusted, return on invested capital-adjusted (ROIC-adjusted) and adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

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

ROIC-adjusted is used by management and can be used by investors to review our investment and capital allocation decisions. We define ROIC-adjusted as EBIT-adjusted for the trailing four quarters divided by ROIC-adjusted average net assets, which is considered to be the average equity balances adjusted for average automotive debt and interest liabilities, exclusive of capital leases; average automotive net pension and OPEB liabilities; and average automotive net income tax assets during the same period.

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

The following table reconciles Net income attributable to common stockholders under U.S. GAAP to EBIT-adjusted:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,
	2017	2016	2016	2015	2016	2015	2016	2015
Net income attributable to common stockholders	$2,608	$1,953	$1,835	$6,266	$2,773	$1,359	$2,866	$1,117
Income tax expense (benefit)	700	559	210	(3,168)	776	165	871	577
Gain on extinguishment of debt	—	—	—	(449)	—	—	—	—
Automotive interest expense	144	127	150	113	148	112	147	108
Automotive interest income	(57)	(44)	(45)	(39)	(44)	(40)	(52)	(41)
Adjustments
Ignition switch recall and related legal matters(a)	—	60	235	60	(110)	1,500	115	75
Thailand asset impairment(b)	—	—	—	—	—	—	—	297
Venezuela currency devaluation and asset impairment(c)	—	—	—	—	—	—	—	720
Other	—	—	—	(18)	—	—	—	18
Total adjustments	—	60	235	42	(110)	1,500	115	1,110
EBIT-adjusted	$3,395	$2,655	$2,385	$2,765	$3,543	$3,096	$3,947	$2,871
__________

(a)
These adjustments were excluded because of the unique events associated with the ignition switch recall. These events included the creation of the ignition switch recall compensation program, as well as various investigations, inquiries, and complaints from various constituents.

(b)	This adjustment was excluded because of the significant restructuring of our Thailand operations and the strategic actions taken to focus on the production of pick-up trucks and SUVs.

(c)
This adjustment was excluded because of the devaluation of the Venezuela Bolivar Fuerte (BsF), our inability to transact at the Complementary System of Foreign Currency Administration (SICAD) rate to obtain U.S. Dollars and the market restrictions imposed by the Venezuelan government.

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended
	March 31, 2017		March 31, 2016
	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$2,608	$1.70	$1,952	$1.24
Adjustment – Ignition switch recall and related legal matters	—	—	60	0.03
Tax effect on adjustments(a)	—	—	(23)	(0.01)
EPS-diluted-adjusted	$2,608	$1.70	$1,989	$1.26
__________

(a)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction in which the adjustment relates.

We define return on equity (ROE) as Net income attributable to common stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	March 31, 2017	March 31, 2016
Net income attributable to common stockholders	$10.1	$10.7
Average equity	$44.8	$38.1
ROE	22.5%	28.1%

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Four Quarters Ended
	March 31, 2017	March 31, 2016
EBIT-adjusted(a)	$13.3	$11.4
Average equity	$44.8	$38.1
Add: Average automotive debt and interest liabilities (excluding capital leases)	10.1	8.6
Add: Average automotive net pension & OPEB liability	24.1	27.4
Less: Average automotive net income tax asset	(34.4)	(34.2)
ROIC-adjusted average net assets	$44.6	$39.9

ROIC-adjusted	29.7%	28.5%
__________

(a)	Refer to the reconciliation of Net income attributable to common stockholders under U.S GAAP to EBIT-adjusted within this section of MD&A.

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

In addition to our EBIT-adjusted margin improvement goal, our overall financial targets include expected total annual operational and functional cost savings of $6.5 billion in aggregate through 2018 compared to 2014 costs, of which approximately $4.5 billion has been realized as of March 31, 2017, and which we expect will more than offset our incremental investments in brand building, engineering and technology as we launch new products in 2017 and beyond; and execution of our capital allocation program as described in the "Liquidity and Capital Resources" section of this MD&A.

For the year ending December 31, 2017 we expect to continue to generate strong consolidated financial results including improved total net sales and revenue, EBIT-adjusted and EBIT-adjusted margins that equal or exceed the corresponding amounts in 2016, ROIC-adjusted of greater than 25%, Automotive operating cash flow of approximately $12 billion, adjusted automotive free cash flow of approximately $6 billion, EPS-diluted of between $3.06 and $3.56 and EPS-diluted-adjusted of between $6.00 and $6.50. We expect these financial results to be driven in part by favorable shifts in mix for our new or refreshed product launches, including crossovers. The following table reconciles expected diluted earnings per common share under U.S. GAAP to expected EPS-diluted-adjusted:

Year Ending December 31, 2017
Diluted earnings per common share	$ 3.06-3.56
Adjustment – PSA Group Transaction(a)	2.94
EPS-diluted-adjusted	$ 6.00-6.50
__________

(a)	Refer to Note 2 for additional details of the transaction.

The following table reconciles expected net automotive cash provided by operating activities under U.S. GAAP to expected adjusted automotive free cash flow (dollars in billions):

Year Ending December 31, 2017
Net automotive cash provided by operating activities	$12
Less: expected capital expenditures	(9)
Adjustment – PSA Group Transaction	3
Adjusted automotive free cash flow	$6

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

GMNA In the three months ended March 31, 2017 industry sales to retail and fleet customers were 5.0 million units representing a 0.6% decrease compared to the corresponding period in 2016. We expect the industry to remain at or near record sales levels throughout 2017 due to strong consumer demand driven by consumer confidence, credit availability and low fuel prices.

In the three months ended March 31, 2017 our vehicle sales in the U.S., our largest market in North America, totaled 0.7 million units for market share of 16.8%, representing an increase of 0.4 percentage points compared to the corresponding period in 2016. The increase in our U.S. market share was driven by an increase of 0.3 percentage points in retail market share primarily driven by crossovers.

In the year ending December 31, 2017 we expect to sustain an EBIT-adjusted margin of greater than 10% on continued strength of U.S. industry light vehicle sales, key product launches and continued focus on overall cost savings. Based on our current cost structure, we continue to estimate GMNA’s breakeven point at the U.S. industry level to be in the range of 10.0 - 11.0 million units.

GME As a result of moderate economic growth across Europe (excluding Russia) industry sales to retail and fleet customers continued improving in the three months ended March 31, 2017 with industry sales of 5.1 million units representing an 8.3% increase compared to the corresponding period in 2016.

Our European operations are benefitting from this trend and vehicle sales continue to show signs of improvement underscored by further improvement in our Opel and Vauxhall retail vehicle sales of 0.3 million units for market share of 5.7%, down 0.3 percentage points in the three months ended March 31, 2017 compared with the corresponding period in 2016, as our volume growth was less than that of the industry.

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

The German Ministry of Transportation and the Kraftfahrt-Bundesamt have requested the participation of a number of automotive manufacturers, including our German subsidiary, in continuing discussions on emissions control issues and have also requested, from time to time, written responses from our subsidiary on the subject. Our German subsidiary has participated in these discussions and has provided the requested responses to inquiries concerning nitrogen oxide emission control systems of its diesel engines. In addition, the German and the EU Parliaments have instigated Inquiry Commissions into government agencies' oversight of emissions enforcement, requesting our German subsidiary's participation. At the same time, the German government has instigated further industry-wide inquiries about CO2 emissions. This scrutiny, regulatory changes and increased enforcement has led to increased testing and re-testing of our vehicles and analysis of their emissions control systems, which could lead to increased costs, penalties, negative publicity or reputational impact, and recall activity if regulators determine that emission levels and required regulatory compliance should be based on either a wider spectrum of driving conditions for future testing parameters or stricter or novel interpretations and consequent enforcement of existing requirements. No assurance can be given that the ultimate outcome of any potential investigations or increased testing resulting from this scrutiny would not materially and adversely affect us.

PSA Group Transaction On March 5, 2017 our wholly-owned subsidiary (the Seller) entered into the Agreement with PSA Group pursuant to which PSA Group will acquire the Transferred Business for net consideration, denominated in Euros, with an estimated value of approximately $2.2 billion, subject to foreign currency fluctuations. The net consideration to be paid for the Opel/Vauxhall Business under the Agreement has an estimated value of approximately $1.2 billion, consisting of (1) approximately $0.9 billion in cash; and (2) $0.7 billion in warrants in PSA Group; partially offset by (3) the approximate $0.4 billion de-risking

GENERAL MOTORS COMPANY AND SUBSIDIARIES

premium payment to be made to PSA Group for assuming certain underfunded pension liabilities. The warrants are not exercisable for five years and do not include any governance or voting rights with respect to PSA Group. In addition, we have agreed to sell the shares of PSA Group received upon exercise of the warrants within 35 days after exercise. The net consideration to be paid for the Fincos will be 0.8 times their book value at closing, which we estimate will be approximately $1 billion. The purchase price is subject to certain working capital and other adjustments as provided in the Agreement.

In connection with the transaction, we expect to recognize a charge upon closing of approximately $4.5 billion that will be treated as an adjustment to both EBIT-adjusted and EPS-diluted-adjusted as a result of a strategic shift in our operations. The charge principally consists of: (1) up to approximately $2.7 billion of certain deferred tax assets that will no longer be realizable upon sale; (2) the approximate $0.4 billion de-risking premium payment; (3) the recognition of approximately $1.2 billion of previously deferred pension losses; and (4) costs related to other services provided under the Agreement. The ultimate charge upon closing, including the principal components thereof, may differ from these estimates based on changes to the carrying amounts of the Transferred Business through the date of closing and the ultimate resolution of certain closing conditions. At closing, the Seller will make payments to PSA Group of approximately $3.2 billion. These payments are for the assumed pension liabilities which includes pension funding payments for active employees and the de-risking premium. These payments are subject to foreign currency and discount rate fluctuations. At a future reporting date, the Transferred Business will be presented as held for sale and as discontinued operations following the receipt of certain consents and approvals as described below.

The transfer of the Transferred Business is subject to the satisfaction of various closing conditions, including receipt of necessary antitrust, financial and other regulatory approvals, the reorganization of the Transferred Business, including pension plans in the United Kingdom, the completion of the contribution or sale by Adam Opel AG of its assets and liabilities to a subsidiary, the transfer of GMAC UK plc’s interest in SAIC-GMAC Automotive Finance Company Limited to GM Financial or an alternate entity we designate, unless either party elects to close without completion of this transfer, and the continued accuracy, subject to certain exceptions, at closing of our representations and warranties. There can be no assurance that all required governmental consents or clearances will be obtained or that the other closing conditions will be satisfied.

Issuance of the warrants is subject to approval by shareholders of PSA Group holding at least two-thirds of the voting rights attributed to PSA Group’s ordinary shares at a meeting scheduled to be held in May 2017. Holders of approximately 51.5% of the voting shares attributable to PSA Group’s ordinary shares have agreed to vote their shares in favor of approval. In the event the PSA Group shareholders do not approve issuance of the warrants, PSA Group will pay us $0.7 billion, payable in five equal cash installments on each anniversary of the closing date.

The Seller has agreed to indemnify PSA Group for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants in the Agreement and for certain other liabilities. The Company has entered into a guarantee for the benefit of PSA Group, pursuant to which the Company has agreed to guarantee the Seller's obligation to indemnify PSA Group for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants in the Agreement and for certain other liabilities. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments.

The Seller will retain net underfunded pension liabilities of approximately $6.5 billion primarily to current pensioners and former employees of the Transferred Business with vested pension rights. PSA Group will assume approximately $2.8 billion of net underfunded pension liabilities primarily with respect to active employees of the Transferred Business, and at closing, the Seller will make payments to PSA Group, or a pension funding vehicle, of approximately $3.2 billion in respect of these assumed liabilities, which includes pension funding payments for active employees and the de-risking premium payment of approximately $0.4 billion discussed above. The pension liabilities described herein are calculated as of December 31, 2016. The actual pension liabilities retained by the Seller and assumed by PSA Group will be determined at the closing date and, as a result, may differ from the amounts reported herein. We have entered into interest rate swaps and foreign exchange forwards to hedge market risk associated with funding pension liabilities assumed by PSA Group. We also expect to issue debt to fund transferred pension liabilities.

We will retain responsibility for the existing United Kingdom defined benefit pension plans related to the Transferred Business, including responsibility for service accruals through the closing date. Those plans with active participants are expected to close to future accrual as of the day before the closing date, subject to and without prejudice to the legally required consultation procedures. Retention of these plans will be implemented by a reorganization of the relevant pension plans that will require the consent of the trustees of these plans. There can be no assurances regarding the employee consultation process, that the trustees’ consent ultimately will be obtained, or that the trustees will not impose additional conditions to granting consent. Any future service cost accruals subsequent to the closing date will be the responsibility of PSA Group.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We have agreed to provide certain transitional services to the PSA Group for a period of time following closing and not to engage in certain competing businesses in Europe for a period of three years.

The transfer of the Opel/Vauxhall Business is expected to close by the end of 2017, and the transfer of the Fincos is expected to close as soon as practicable after the receipt of the necessary antitrust, financial and other regulatory approvals, which may be after the transfer of the Opel/Vauxhall Business. The transfer of the Fincos will not occur unless the transfer of the Opel/Vauxhall Business occurs. As a potential outcome of the Agreement we expect the convergence of vehicle platforms between the Transferred Business and PSA Group may result in platform rationalization that may have a material impact on our results of operations in 2017. For additional details on the Agreement please see our Current Report on Form 8-K filed with the SEC on March 6, 2017.

GMIO In the three months ended March 31, 2017 China industry sales to retail and fleet customers were 6.1 million units and our market share was 14.9%. We continue to see strength in sales of our Cadillac and Baojun passenger vehicles and SUVs and face challenges as result of the government's partial removal of purchase tax incentive, the rapid growth of SUVs over sedans that impacted Buick and Chevrolet performance and the continuing shift away from mini commercial vehicles affecting Wuling sales. In the three months ended March 31, 2017 our Automotive China JVs generated equity income of $0.5 billion. We expect industry growth in 2017 and continuation of pricing pressures which will continue to pressure margins. We continue to expect an increase in vehicle sales in 2017 driven by new launches and expect to sustain strong China equity income and margins by focusing on vehicle mix improvements, cost improvements and efficiencies, and downstream performance optimization.

Many markets in the rest of Asia Pacific, Africa and the Middle East continue to experience negative impacts from economic conditions such as foreign exchange volatility and low oil prices, however, strength in certain markets, led to industry sales to retail and fleet customers of 5.1 million units, representing an increase of 3.3% in the three months ended March 31, 2017 compared to the corresponding period in 2016. Our vehicle sales totaled 0.1 million units leading to a market share of 2.9% in the three months ended March 31 2017, a decrease of 0.3 percentage points compared to the corresponding period in 2016.

We expect the operating environment to remain challenging. As we strategically assess our performance and the manner in which we operate in certain countries, additional restructuring and rationalization actions may be required and may have a material impact on our results of operations.

GMSA The South American automotive industry continues to be challenged by weak economic conditions and lack of consumer confidence. Despite these challenges, industry sales to retail and fleet customers were 0.9 million units in the three months ended March 31, 2017 representing a 9.8% increase compared to the corresponding period in 2016. In the three months ended March 31, 2017 our vehicle sales in Brazil, our largest market in South America, totaled 0.1 million units for market share of 17.3%, representing an increase of 1.5 percentage points compared to the corresponding period in 2016 as we continue to benefit from a refreshed portfolio.

For the remainder of 2017, we expect our results to improve driven by a modest industry recovery and the strength of our portfolio. We will continue to monitor conditions in South America and take actions to address challenges in the region.

Venezuelan Operations  Our operations in Venezuela, which remain consolidated at March 31, 2017, continue to be negatively impacted by economic recession and political instability in the country. The severity of these conditions has prevented the resumption of vehicle production during the three months ended March 31, 2017. Absent ongoing vehicle production, our Venezuelan subsidiaries may require additional financial support. We continue to evaluate alternatives and take actions to mitigate the negative financial impact of these sustained conditions. However, on April 18, 2017, our plant was unexpectedly seized by public authorities forcing us to cease operations. We believe that this seizure and the underlying order are improper and will take all available legal action to vindicate our rights. As a result of this event, we are assessing whether we no longer maintain a controlling financial interest, in which case we may incur a charge of up to $0.1 billion based on exchange rates at March 31, 2017.

Corporate In connection with our capital allocation program, as detailed in the "Liquidity and Capital Resources" section of this MD&A, we announced in January 2016 that our Board of Directors had authorized a program to purchase up to $4 billion of our common stock before the end of 2017, of which we have purchased $1 billion through March 31, 2017. We also announced in January 2017 that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date, subsequent to completing the remaining portion of the previously announced program. From inception of the program in 2015 through April 25, 2017 we purchased an aggregate of 180 million shares of our outstanding common stock under our common stock repurchase program for $6 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The ignition switch recall has led to various inquiries, investigations, subpoenas, requests for information and complaints from agencies or other representatives of U.S., federal, state and Canadian governments. In addition these and other recalls have resulted in a number of claims and lawsuits. Such lawsuits and investigations could in the future result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies. Refer to Note 13 to our condensed consolidated financial statements for additional information.

Takata Matters On May 4, 2016 NHTSA issued an amended consent order requiring Takata to file DIRs for previously unrecalled front airbag inflators that contain phase-stabilized ammonium nitrate-based propellant without a moisture absorbing desiccant on a multi-year, risk-based schedule through 2019 impacting tens of millions of vehicles produced by numerous automotive manufacturers. NHTSA concluded that the likely root cause of the rupturing of the airbag inflators is a function of time, temperature cycling and environmental moisture. On May 16, 2016 Takata issued its first DIR in connection with the amended consent order, and on January 3, 2017, Takata issued its second set of DIRs.

Although we do not believe there is a safety defect at this time in any GM vehicles within the scope of the Takata DIRs, in cooperation with NHTSA we filed Preliminary DIRs on May 27, 2016, updated as of June 13, 2016, covering 2.5 million of certain of our GMT900 vehicles, which are full-size pick-up trucks and SUVs. On November 15, 2016, we filed a petition for inconsequentiality and request for deferral of determination regarding those GMT900 vehicles. On November 28, 2016, NHTSA granted GM’s deferral request in connection with this petition. The deferral provides GM until August 31, 2017 to present evidence and analysis that our vehicles do not pose an unreasonable risk to motor vehicle safety. We believe that this timeline will permit us to complete our testing of the relevant non-desiccated Takata inflators in GMT900 vehicles and to prove to NHTSA that the inflators in these vehicles do not present an unreasonable risk to safety and that no repair will ultimately be required.

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

We believe these vehicles are currently performing as designed and ongoing testing continues to support the belief that the vehicles' unique design and integration mitigates against inflator propellant degradation. For example, the airbag inflators used in the vehicles are a variant engineered specifically for our vehicles, and include features such as greater venting, unique propellant wafer configurations, and machined steel end caps. The inflators are packaged in the instrument panel in such a way as to minimize exposure to moisture from the climate control system. Also, these vehicles have features that minimize the maximum temperature to which the inflator will be exposed, such as larger interior volumes and standard solar absorbing windshields and side glass. We believe that the results of further testing and analysis will demonstrate that the vehicles do not present an unreasonable risk to safety and that no repair will ultimately be required. Accordingly, no warranty provision has been made for any repair associated with our vehicles subject to the Preliminary DIRs and amended consent order. However, in the event we are ultimately obligated to repair the inflators in these vehicles, we estimate a reasonably possible cost of up to $880 million for the 6.9 million vehicles subject to the Preliminary DIRs or future Takata DIRs under the amended consent order.

Through April 17, 2017 we were aware of one putative class action pending against GM in federal court in the U.S., one putative class action in Mexico and seven putative class actions pending in various Provincial Courts in Canada arising out of allegations that airbag inflators manufactured by Takata are defective. In addition, the New Mexico Attorney General has initiated litigation against Takata and numerous automotive manufacturers, including GM. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

GM is monitoring Takata’s financial and operational performance to attempt to identify and mitigate prospective threats to the supply of components to GM.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Wholesale vehicle sales data, which represents sales directly to dealers and others, including sales to fleet customers, is the measure that correlates to our revenue from the sale of vehicles, which is the largest component of Automotive net sales and revenue. Wholesale vehicle sales exclude vehicles sold by joint ventures. In the three months ended March 31, 2017 47.6% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Three Months Ended
	March 31, 2017		March 31, 2016
GMNA	940	63.3%	874	61.9%
GME	293	19.7%	293	20.8%
GMIO	113	7.7%	130	9.2%
GMSA	138	9.3%	114	8.1%
Worldwide	1,484	100.0%	1,411	100.0%

Retail vehicle sales data, which represents sales to end customers based upon the good faith estimates of management, including sales to fleet customers, does not correlate directly to the revenue we recognize during the period. However retail vehicle sales data is indicative of the underlying demand for our vehicles. Market share information is based primarily on retail vehicle sales volume. In countries where retail vehicle sales data is not readily available, other data sources such as wholesale or forecast volumes are used to estimate retail vehicle sales to end customers.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31, 2017			March 31, 2016
	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,103	690	16.8%	4,181	684	16.4%
Other	897	126	14.1%	849	115	13.6%
Total North America	5,000	816	16.3%	5,030	799	15.9%
Europe
United Kingdom	931	75	8.0%	884	85	9.6%
Germany	933	67	7.1%	873	63	7.2%
Other	3,557	178	5.0%	3,270	166	5.1%
Total Europe(a)	5,421	320	5.9%	5,027	314	6.2%
Asia/Pacific, Middle East and Africa
China(b)	6,135	913	14.9%	6,613	976	14.8%
Other	5,075	147	2.9%	4,913	156	3.2%
Total Asia/Pacific, Middle East and Africa	11,210	1,060	9.5%	11,526	1,132	9.8%
South America
Brazil	472	82	17.3%	481	76	15.8%
Other	466	66	14.1%	373	57	15.4%
Total South America	938	148	15.7%	854	133	15.6%
Total Worldwide(c)	22,569	2,344	10.4%	22,437	2,378	10.6%
United States
Cars	1,503	179	11.9%	1,692	212	12.5%
Trucks	1,154	292	25.3%	1,120	283	25.2%
Crossovers	1,446	219	15.1%	1,369	189	13.8%
Total United States	4,103	690	16.8%	4,181	684	16.4%
China(b)
SGMS		386			412
SGMW and FAW-GM		527			564
Total China	6,135	913	14.9%	6,613	976	14.8%
__________

(a)	Our Europe sales include Opel and Vauxhall sales of 310 and 301, and market share of 5.7% and 6.0% in the three months ended March 31, 2017 and 2016.

(b)
Our China sales include the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC GM Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). In the three months ended March 31, 2017, we began using estimated vehicle registrations data as the basis for calculating industry volume and market share in China. In the three months ended March 31, 2016, wholesale volumes were used for Industry, GM and Market Share. Our retail sales in China were 964 in the three months ended March 31, 2016.

(c)	We do not currently export vehicles to Cuba, Iran, North Korea, Sudan or Syria. Accordingly these countries are excluded from industry sales data and corresponding calculation of market share.

In the three months ended March 31, 2017 we estimate we had the largest market share in North America and South America, the number two market share in the Asia/Pacific, Middle East and Africa region and the number eight market share in Europe.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31, 2017	March 31, 2016
GMNA	168	171
GME	145	141
GMIO	54	51
GMSA	35	25
Total fleet sales	402	388

Fleet sales as a percentage of total retail vehicle sales	17.2%	16.3%

The following table summarizes United States fleet sales (vehicles in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Daily rental sales	72	78
Other fleet sales	71	69
Total fleet sales	143	147

GM Financial Summary and Outlook GM Financial has expanded its leasing, near prime and prime lending programs in North America; therefore, leasing and prime lending have become a larger percentage of the originations and retail portfolio balance. GM Financial expects used car prices to decline approximately 7% during 2017 as compared to 2016 and expects potential moderation in 2018 primarily due to an increased supply of used vehicles. GM Financial is currently experiencing weaker residual values, especially in the crossover segment. GM Financial continues to expect pre-tax income to double from 2014 earnings of $0.8 billion once full captive penetration levels are achieved. The following table summarizes the residual value as well as the number of units included in GM Financial equipment on operating leases, net by vehicle type (units in thousands):

	March 31, 2017			December 31, 2016
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Cars	$5,738	455	31.4%	$5,341	430	32.2%
Trucks	5,669	239	16.5%	5,236	224	16.8%
Crossovers	11,437	675	46.5%	10,366	606	45.4%
SUVs	3,060	82	5.6%	2,791	75	5.6%
Total	$25,904	1,451	100%	$23,734	1,335	100%

GM Financial's retail penetration in North America grew to approximately 48% in the three months ended March 31, 2017 from approximately 37% in the corresponding period in 2016 as a result of the expanded leasing and lending programs. In the three months ended March 31, 2017 and 2016 GM Financial's revenue consisted of leased vehicle income of 68% and 57%, retail finance charge income of 26% and 34%, commercial finance charge income of 4% and 5% and other income of 2% and 4%. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. Refer to the GME portion of the “Overview” section of this MD&A for a discussion on the Agreement to sell the Fincos to PSA Group.

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

Total Net Sales and Revenue

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	March 31, 2017	March 31, 2016			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$29,302	$26,463	$2,839	10.7%	$1.8	$0.4	$0.6	$—
GME	4,501	4,681	(180)	(3.8)%	$—	$—	$0.1	$(0.3)
GMIO	2,520	2,679	(159)	(5.9)%	$(0.3)	$0.1	$0.1	$—
GMSA	1,959	1,343	616	45.9%	$0.3	$0.1	$0.1	$0.2
Corporate	174	29	145	n.m.				$0.1
Automotive	38,456	35,195	3,261	9.3%	$1.8	$0.6	$0.8	$0.1
GM Financial	2,879	2,075	804	38.7%				$0.8
Eliminations	(135)	(5)	(130)	n.m.				$(0.1)
Total net sales and revenue	$41,200	$37,265	$3,935	10.6%	$1.8	$0.6	$0.8	$0.7
__________
n.m. = not meaningful

Automotive Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	March 31, 2017	March 31, 2016			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$24,231	$22,448	$(1,783)	(7.9)%	$(1.2)	$(0.9)	$0.4	$—
GME	4,330	4,345	15	0.3%	$—	$—	$(0.1)	$0.2
GMIO	2,501	2,587	86	3.3%	$0.2	$(0.2)	$—	$—
GMSA	1,913	1,289	(624)	(48.4)%	$(0.2)	$(0.2)	$—	$(0.2)
Corporate	263	(78)	(341)	n.m.			$(0.3)	$(0.1)
Eliminations	(133)	(2)	131	n.m.			$0.1	$—
Total automotive cost of sales	$33,105	$30,589	$(2,516)	(8.2)%	$(1.2)	$(1.2)	$0.1	$(0.2)
__________
n.m. = not meaningful

In the three months ended March 31, 2017 favorable Cost was due primarily to: (1) decreased other costs of $0.3 billion primarily manufacturing performance; and (2) restructuring costs related to UAW cash severance incentive program of $0.2 billion in 2016; partially offset by (3) increased engineering costs of $0.3 billion; and (4) increased material and freight costs of $0.3 billion related to vehicles launched within the last twelve months incorporating significant exterior and/or interior changes (Majors), offset by decreased material and freight costs of $0.3 billion related to carryover vehicles. In the three months ended March 31, 2017 unfavorable Other was due primarily to the foreign currency effect of $0.2 billion due primarily to the strengthening of the Brazilian Real, partially offset by the weakening of the Euro against the U.S. Dollar.

Automotive selling, general and administrative expense

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2017	March 31, 2016		%
Automotive selling, general and administrative expense	$2,684	$2,818	$134	4.8%

In the three months ended March 31, 2017 Automotive selling, general and administrative expense decreased due primarily to charges for ignition switch civil litigation of $0.1 billion in 2016.

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2017	March 31, 2016		%
Income tax expense	$700	$559	$(141)	(25.2)%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2017 Income tax expense increased due primarily to an increase in pretax income, partially offset by a $0.2 billion increase in tax benefits from foreign dividends.

If law is enacted that reduces the U.S. statutory tax rate, we expect that we would record a one-time reduction to the net deferred tax assets and a related increase to income tax expense in the period that includes the enactment date of the tax rate change that could be material to the results of our operations.

GM North America

	Three Months Ended		Favorable / (Unfavorable)%		Variance Due To
	March 31, 2017	March 31, 2016			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$29,302	$26,463	$2,839	10.7%	$1.8	$0.4	$0.6		$—
EBIT-adjusted	$3,416	$2,296	$1,120	48.8%	$0.6	$(0.4)	$0.6	$0.5	$(0.1)
EBIT-adjusted margin	11.7%	8.7%	3.0%
	(Vehicles in thousands)
Wholesale vehicle sales	940	874	66	7.5%

GMNA Total Net Sales and Revenue In the three months ended March 31, 2017 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes associated with full-size and mid-size trucks, the Chevrolet Cruze, the GMC Acadia and the Buick Envision, partially offset by a reduction in rental car activities and a decrease in mid-size passenger cars; (2) favorable pricing for carryover vehicles of $0.4 billion primarily related to full-size trucks and Majors; (3) favorable mix associated with a reduction in rental car activities, the decrease in mid-size passenger cars and an increase in full-size trucks, partially offset by the Chevrolet Cruze.

GMNA EBIT-Adjusted In the three months ended March 31, 2017 EBIT-adjusted increased due primarily to: (1) favorable pricing; (2) increased wholesale volumes; and (3) favorable Cost including decreased material and freight costs related to carryover vehicles of $0.2 billion, decreased restructuring charges of $0.2 billion related to the 2016 UAW cash severance incentive program, and decreased manufacturing costs, partially offset by increased material costs for Majors of $0.2 billion and engineering costs; partially offset by (4) unfavorable Mix associated with increased volumes of the Chevrolet Cruze of $0.2 billion, strong demand in Canada and Mexico resulting in unfavorable country mix of $0.2 billion and other items, partially offset by favorable daily rental car activities.

GM Europe

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	March 31, 2017	March 31, 2016		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$4,501	$4,681	$(180)	(3.8)%	$—	$—	$0.1		$(0.3)
EBIT (loss)-adjusted	$(201)	$(6)	$(195)	n.m	$—	$—	$0.1	$(0.1)	$(0.2)
EBIT (loss)-adjusted margin	(4.5)%	(0.1)%	(4.4)%
	(Vehicles in thousands)
Wholesale vehicle sales	293	293	—	—%
__________
n.m. = not meaningful

GME Total Net Sales and Revenue In the three months ended March 31, 2017 Total net sales and revenue decreased due primarily to unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the British Pound and Euro against the U.S. Dollar; partially offset by favorable pricing for Majors primarily related to the Astra.

GME EBIT (Loss)-Adjusted In the three months ended March 31, 2017 EBIT (loss)-adjusted increased due primarily to unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the British Pound against the U.S. Dollar.

GM International Operations

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	March 31, 2017	March 31, 2016		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$2,520	$2,679	$(159)	(5.9)%	$(0.3)	$0.1	$0.1		$—
EBIT-adjusted	$319	$379	$(60)	(15.8)%	$(0.1)	$(0.1)	$0.1	$—	$—
EBIT-adjusted margin	12.7%	14.1%	(1.4)%
Equity income – Automotive China JVs	$504	$518	$(14)	(2.7)%
EBIT (loss)-adjusted – excluding Equity income	$(185)	$(139)	$(46)	(33.1)%
	(Vehicles in thousands)
Wholesale vehicle sales	113	130	(17)	(13.1)%

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT-adjusted above.

GMIO Total Net Sales and Revenue In the three months ended March 31, 2017 Total net sales and revenue decreased due primarily to decreased wholesale volumes of full-size trucks and SUVs in the Middle East due to low oil prices; partially offset by favorable pricing for Majors in Korea primarily related to the Chevrolet Malibu.

GMIO EBIT-Adjusted In the three months ended March 31, 2017 EBIT-adjusted decreased due primarily to decreased wholesale volumes and unfavorable Mix in the Middle East.

We view the Chinese market as important to our global growth strategy and are employing a multi-brand strategy led by our Buick, Chevrolet and Cadillac brands. In the coming years we plan to increasingly leverage our global architectures to increase the number of product offerings under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the local Baojun and Wuling brands, with Baojun seizing the growth opportunities in less developed cities and markets. We operate in the Chinese market through a number of joint ventures and maintaining good relations with our joint venture partners, which are affiliated with the Chinese government, is an important part of our China growth strategy.

The following tables summarize certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Wholesale vehicles including vehicles exported to markets outside of China	992	986
Total net sales and revenue	$11,201	$11,191
Net income	$1,046	$1,086

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$8,515	$8,197
Debt	$287	$246

GM South America

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	March 31, 2017	March 31, 2016		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$1,959	$1,343	$616	45.9%	$0.3	$0.1	$0.1		$0.2
EBIT (loss)-adjusted	$(115)	$(67)	$(48)	(71.6)%	$0.1	$(0.1)	$0.1	$—	$(0.1)
EBIT (loss)-adjusted margin	(5.9)%	(5.0)%	(0.9)%
	(Vehicles in thousands)
Wholesale vehicle sales	138	114	24	21.1%

GMSA Total Net Sales and Revenue In the three months ended March 31, 2017 Total net sales and revenue increased due primarily to an increase in net wholesale volumes associated with Chevrolet sales in Brazil, and favorable Other due primarily to the foreign currency effect resulting from the strengthening of the Brazilian Real against the U.S. Dollar.

GMSA EBIT (Loss)-Adjusted In the three months ended March 31, 2017 EBIT (loss)-adjusted increased due primarily to unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Argentine Peso against the U.S. Dollar, partially offset by increased volume.

GM Financial

	Three Months Ended		Increase / (Decrease)%
	March 31, 2017	March 31, 2016
Total revenue	$2,879	$2,075	$804	38.7%
Provision for loan losses	$217	$196	$21	10.7%
Earnings before income taxes-adjusted	$260	$225	$35	15.6%
	(Dollars in billions)
Average debt outstanding	$76.3	$56.8	$19.5	34.3%
Effective rate of interest paid	3.3%	3.3%	—%

GM Financial Revenue In the three months ended March 31, 2017 Total revenue increased due primarily to increased leased vehicle income of $0.8 billion due to a larger lease portfolio.

GM Financial Earnings Before Income Taxes-Adjusted In the three months ended March 31, 2017 Earnings before income taxes-adjusted increased due primarily to increased net vehicle income of $0.3 billion due primarily to a larger lease portfolio, partially offset by an increase in interest expense of $0.2 billion due to an increase in average debt outstanding.

Liquidity and Capital Resources We believe that our current level of cash and cash equivalents, marketable securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations and future debt issuances. We also maintain access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on three objectives: (1) reinvest in our business; (2) maintain an investment-grade balance sheet; and (3) return excess cash to stockholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $9 billion annually as well as payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls, the settlements of the multidistrict litigation and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (4) dividend payments on our common stock that are declared by our Board of Directors; (5) payments to purchase shares of our common stock authorized by our Board of Directors; and (6) payments of approximately $3.2 billion related to pension liabilities assumed by PSA Group pursuant to the Agreement, which we expect to fund through the issuance of debt.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and the “Risk Factors” section of our 2016 Form 10-K, some of which are outside of our control.

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

Management's capital allocation framework includes reinvesting in our business at an average target ROIC-adjusted rate of 20% or greater, maintaining a strong investment grade balance sheet, including a target cash balance of $20 billion, and returning remaining free cash flow to shareholders. Subsequent to the closing of the PSA Group transaction we expect the target cash balance to be reduced to $18 billion, making $2 billion of cash available to accelerate repurchases of our common stock, under our previously announced program, subject to market conditions.

As part of our capital allocation program we announced in January 2016 that our Board of Directors had authorized a program to purchase up to $4 billion of our common stock before the end of 2017, of which we have purchased $1 billion through March 31, 2017. We also announced in January 2017 that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date, subsequent to completing the remaining portion of the previously announced program. From inception of the program in 2015 through April 25, 2017 we purchased an aggregate of 180 million shares of our

GENERAL MOTORS COMPANY AND SUBSIDIARIES

outstanding common stock under our common stock repurchase program for $6 billion. In the three months ended March 31, 2017, we returned total cash to shareholders of $573 million, consisting of dividends paid on our common stock.

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable securities and funds available under credit facilities. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. There have been no significant changes in the management of our liquidity, including the allocation of our available liquidity, the composition of our portfolio and our investment guidelines since December 31, 2016. Refer to the “Liquidity and Capital Resources” section of MD&A in our 2016 Form 10-K.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. The total size of our credit facilities was $14.5 billion at March 31, 2017 and December 31, 2016, which consisted principally of our two primary revolving credit facilities. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.5 billion at March 31, 2017. GM Financial had access to our revolving credit facilities at March 31, 2017 and December 31, 2016 but did not borrow against them. At March 31, 2017 and December 31, 2016 we had intercompany loans from GM Financial of $0.6 billion and $0.5 billion, which consisted primarily of commercial loans to dealers we consolidate, and we had no intercompany loans to GM Financial. The following table summarizes our automotive available liquidity (dollars in billions):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$10.2	$9.8
Marketable securities	10.2	11.8
Available liquidity	20.4	21.6
Available under credit facilities	14.0	14.0
Total automotive available liquidity	$34.4	$35.6

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

Three Months Ended March 31, 2017
Operating cash flow	$1.4
Capital expenditures	(2.0)
Dividends paid	(0.6)
Total change in automotive available liquidity	$(1.2)

Automotive Cash Flow (Dollars in Billions)

	Three Months Ended		Change
	March 31, 2017	March 31, 2016
Operating Activities
Net income	$2.4	$1.8	$0.6
Depreciation, amortization and impairment charges	1.4	1.4	—
Pension and OPEB activities	(0.5)	(2.1)	1.6
Working capital	(1.1)	(0.4)	(0.7)
Equipment on operating leases	(0.5)	0.5	(1.0)
Accrued and other liabilities	(1.1)	(1.6)	0.5
Income taxes	0.6	0.5	0.1
Undistributed earnings of nonconsolidated affiliates, net	(0.5)	(0.5)	—
Other	0.7	(0.3)	1.0
Net automotive cash provided by (used in) operating activities	$1.4	$(0.7)	$2.1

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2017 the change in Pension and OPEB activities was due primarily to discretionary contributions of $1.5 billion made to our U.S. hourly pension plan in the three months ended March 31, 2016. The change in Working capital was due primarily to increased accounts receivable. The changes in Equipment on operating leases and Accrued and other liabilities were due primarily to the decrease in units returned from daily rental car companies. The change in Other was due to several insignificant items.

	Three Months Ended		Change
	March 31, 2017	March 31, 2016
Investing Activities
Capital expenditures	$(2.0)	$(2.3)	$0.3
Acquisitions and liquidations of marketable securities, net	1.6	1.7	(0.1)
Investment in Lyft	—	(0.5)	0.5
Net automotive cash used in investing activities	$(0.4)	$(1.1)	$0.7

	Three Months Ended		Change
	March 31, 2017	March 31, 2016
Financing Activities
Issuance of senior unsecured notes	$—	$2.0	$(2.0)
Dividends paid and payments to purchase common stock	(0.6)	(0.9)	0.3
Other	—	(0.1)	0.1
Net automotive cash provided by (used in) financing activities	$(0.6)	$1.0	$(1.6)

Adjusted Automotive Free Cash Flow (Dollars in Billions)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net automotive cash provided by (used in) operating activities	$1.4	$(0.7)
Less: capital expenditures	(2.0)	(2.3)
Adjustment – discretionary pension plan contributions	—	1.5
Adjusted automotive free cash flow(a)	$(0.6)	$(1.4)
__________

(a)	Amounts may not add due to rounding.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investor Service (Moody's) and Standard & Poor's (S&P). In January 2017 Moody's upgraded our revolving credit facilities rating to Baa2 from Baa3, and revised their outlook to Stable from Positive. Our senior unsecured bonds were upgraded to Baa3 from Ba1 and remain notched below our revolving credit facilities rating. Also in January 2017, S&P upgraded our corporate rating, revolving credit facilities rating and senior unsecured rating to BBB from BBB- and revised their outlook to Stable from Positive.

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

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$2.7	$3.2
Borrowing capacity on unpledged eligible assets	8.3	9.5
Borrowing capacity on committed unsecured lines of credit	0.4	0.5
Available liquidity	$11.4	$13.2

In the three months ended March 31, 2017 available liquidity decreased due primarily to increased credit facility utilization due to asset growth.

GM Financial has the ability to borrow up to $1.0 billion against our three-year, $4.0 billion revolving credit facility and up to $3.0 billion against our five-year, $10.5 billion revolving credit facility.

GM Financial Cash Flow (Dollars in Billions)

	Three Months Ended		Change
	March 31, 2017	March 31, 2016
Net cash provided by operating activities	$1.4	$1.2	$0.2
Net cash used in investing activities	$(7.2)	$(6.1)	$(1.1)
Net cash provided by financing activities	$5.7	$5.4	$0.3

In the three months ended March 31, 2017 Net cash provided by operating activities increased due primarily to an increase in leased vehicle income, partially offset by increased interest expense and operating expenses.

In the three months ended March 31, 2017 Net cash used in investing activities increased due primarily to: (1) increased purchases and funding of finance receivables of $2.3 billion; partially offset by (2) increased proceeds from the termination of leased vehicles of $0.6 billion; (3) decreased purchases of leased vehicles of $0.4 billion; and (4) increased collections on finance receivables of $0.3 billion.

In the three months ended March 31, 2017 Net cash provided by financing activities increased due primarily to a net increase in borrowings.

Critical Accounting Estimates The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2016 Form 10-K.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Forward-Looking Statements In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include among others the following: (1) our ability to deliver new products, services and customer experiences in response to new participants in the automotive industry and to effectively compete in autonomous, ride–sharing and transportation as a service; (2) our ability to fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers; (3) the success of our full-size pick-up trucks and SUVs, which may be affected by increases in the price of oil; (4) global automobile market sales volume, which can be volatile; (5) aggressive competition in China; (6) the international scale and footprint of our operations which exposes us to a variety of domestic and foreign political, economic and regulatory risks, including the risk of changes in existing, the adoption of new, or the introduction of novel interpretations of, laws, regulations, policies or other activities of governments, agencies and similar organizations particularly laws, regulations and policies relating to free trade agreements, vehicle safety including recalls, and, including such actions that may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates; (7) our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (8) our ability to comply with extensive laws and regulations applicable to our industry, including those regarding fuel economy and emissions; (9) costs and risks associated with litigation and government investigations including the potential imposition of damages, substantial fines, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us in connection with various legal proceedings and investigations relating to our various recalls; (10) our ability to comply with the terms of the DPA; (11) our ability to maintain quality control over our vehicles and avoid material vehicle recalls and the cost and effect on our reputation and products; (12) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (13) our dependence on our manufacturing facilities around the world; (14) our highly competitive industry, which is characterized by excess manufacturing capacity and the use of incentives and the introduction of new and improved vehicle models by our competitors; (15) our ability to realize production efficiencies and to achieve reductions in costs as we implement operating effectiveness initiatives throughout our automotive operations; (16) our ability to successfully restructure our operations in various countries; (17) our ability to manage risks related to security breaches and other disruptions to our vehicles, information technology networks and systems; (18) our continued ability to develop captive financing capability through GM Financial; (19) significant increases in our pension expense or projected pension contributions resulting from changes in the value of plan assets, the discount rate applied to value the pension liabilities or mortality or other assumption changes; (20) significant changes in economic, political, regulatory environment, market conditions, foreign currency exchange rates or political stability in the countries in which we operate, particularly China, with the effect of competition from new market entrants and in the United Kingdom with passage of a referendum to discontinue membership in the European Union; and (21) risks and uncertainties associated with the consummation of the sale of Opel/Vauxhall to PSA Group, including satisfaction of the closing conditions. A further list and description of these risks, uncertainties and other factors can be found in our 2016 Form 10-K and our subsequent filings with the SEC.

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

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk since December 31, 2016. Refer to Item 7A of our 2016 Form 10-K.

*  *  *  *  *  *  *

Item 4. Controls and Procedures

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

Refer to the discussion in the "Litigation-Related Liability and Tax Administrative Matters" section in Note 13 to our condensed consolidated financial statements and the 2016 Form 10-K for information relating to legal proceedings.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2016 Form 10-K.

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended March 31, 2017:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
January 1, 2017 through January 31, 2017	15,419	$35.54	—	$8.0 billion
February 1, 2017 through February 28, 2017	6,008,670	$36.30	—	$8.0 billion
March 1, 2017 through March 31, 2017	1,837,931	$36.98	—	$8.0 billion
Total	7,862,020	$36.45	—
__________

(a)
Shares purchased consist of shares retained by us for the payment of the exercise price upon the exercise of warrants and shares delivered by employees or directors to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units and Restricted Stock Awards relating to compensation plans. Refer to our 2016 Form 10-K for additional details on warrants outstanding and employee stock incentive plans.

(b)	In January 2017 we announced that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
2.1*	Master Agreement, dated as of March 5, 2017, between General Motors Holdings, LLC and Peugeot S.A.*	Filed Herewith
10.1	Form of Award Agreement	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

*	The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Controller and Chief Accounting Officer
Date:	April 28, 2017