Form 10-Q
period 2017-06-30
General Motors Co
filed 2017-07-25
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 17, 2017 the number of shares outstanding of common stock was 1,457,208,264 shares.

Our Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business) and our European financing subsidiaries and branches (the Fincos, and together with the Opel/Vauxhall Business, the European Business) are presented as discontinued operations, and the assets and liabilities of the European Business are presented as held for sale, in our condensed consolidated financial statements for all periods presented.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales and revenue
Automotive	$33,998	$35,246	$68,517	$66,332
GM Financial	2,986	2,137	5,733	4,067
Total net sales and revenue	36,984	37,383	74,250	70,399
Costs and expenses
Automotive cost of sales	29,212	29,941	58,650	56,622
GM Financial interest, operating and other expenses	2,675	1,962	5,241	3,736
Automotive selling, general and administrative expense	2,479	2,508	4,837	4,978
Total costs and expenses	34,366	34,411	68,728	65,336
Operating income	2,618	2,972	5,522	5,063
Automotive interest expense	132	144	279	268
Interest income and other non-operating income (loss), net	(49)	133	112	186
Equity income (Note 7)	530	660	1,085	1,220
Income before income taxes	2,967	3,621	6,440	6,201
Income tax expense (Note 14)	534	877	1,321	1,534
Income from continuing operations	2,433	2,744	5,119	4,667
Income (loss) from discontinued operations, net of tax (Note 2)	(770)	106	(839)	114
Net income	1,663	2,850	4,280	4,781
Net (income) loss attributable to noncontrolling interests	(3)	16	(12)	38
Net income attributable to common stockholders	$1,660	$2,866	$4,268	$4,819

Earnings per share (Note 17)
Basic earnings per common share – continuing operations	$1.62	$1.78	$3.40	$3.05
Basic earnings (loss) per common share – discontinued operations	$(0.51)	$0.07	$(0.56)	$0.07
Basic earnings per common share	$1.11	$1.85	$2.84	$3.12
Weighted-average common shares outstanding – basic	1,497	1,548	1,501	1,547

Diluted earnings per common share – continuing operations	$1.60	$1.74	$3.35	$2.98
Diluted earnings (loss) per common share – discontinued operations	$(0.51)	$0.07	$(0.55)	$0.07
Diluted earnings per common share	$1.09	$1.81	$2.80	$3.05
Weighted-average common shares outstanding – diluted	1,519	1,581	1,525	1,580

Dividends declared per common share	$0.38	$0.38	$0.76	$0.76

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$1,663	$2,850	$4,280	$4,781
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	93	(19)	201	65
Defined benefit plans	(211)	171	(240)	49
Other comprehensive income (loss), net of tax	(118)	152	(39)	114
Comprehensive income	1,545	3,002	4,241	4,895
Comprehensive (income) loss attributable to noncontrolling interests	(4)	13	(12)	55
Comprehensive income attributable to common stockholders	$1,541	$3,015	$4,229	$4,950

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$16,598	$12,574
Marketable securities (Note 3)	9,133	11,841
Accounts and notes receivable, net	9,796	8,700
GM Financial receivables, net (Note 4; Note 8 at VIEs)	19,296	16,127
Inventories (Note 5)	11,289	11,040
Equipment on operating leases, net (Note 6)	1,883	1,110
Other current assets (Note 8 at VIEs)	4,324	3,633
Current assets held for sale (Note 2)	12,762	11,178
Total current assets	85,081	76,203
Non-current Assets
GM Financial receivables, net (Note 4; Note 8 at VIEs)	20,137	17,001
Equity in net assets of nonconsolidated affiliates (Note 7)	8,248	8,996
Property, net	34,301	32,603
Goodwill and intangible assets, net	5,989	6,149
GM Financial equipment on operating leases, net (Note 6; Note 8 at VIEs)	39,725	34,342
Deferred income taxes	32,425	33,172
Other assets (Note 8 at VIEs)	3,994	3,849
Non-current assets held for sale (Note 2)	10,400	9,375
Total non-current assets	155,219	145,487
Total Assets	$240,300	$221,690
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$23,404	$23,333
Short-term debt and current portion of long-term debt (Note 9)
Automotive	1,066	1,060
GM Financial (Note 8 at VIEs)	28,942	22,737
Accrued liabilities	26,601	25,893
Current liabilities held for sale (Note 2)	14,293	12,158
Total current liabilities	94,306	85,181
Non-current Liabilities
Long-term debt (Note 9)
Automotive	9,544	9,500
GM Financial (Note 8 at VIEs)	49,537	41,826
Postretirement benefits other than pensions (Note 12)	5,750	5,803
Pensions (Note 12)	14,777	15,264
Other liabilities	12,438	12,415
Non-current liabilities held for sale (Note 2)	8,223	7,626
Total non-current liabilities	100,269	92,434
Total Liabilities	194,575	177,615
Commitments and contingencies (Note 13)
Equity (Note 16)
Common stock, $0.01 par value	15	15
Additional paid-in capital	26,328	26,983
Retained earnings	28,547	26,168
Accumulated other comprehensive loss	(9,369)	(9,330)
Total stockholders’ equity	45,521	43,836
Noncontrolling interests	204	239
Total Equity	45,725	44,075
Total Liabilities and Equity	$240,300	$221,690

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Income from continuing operations	$5,119	$4,667
Depreciation, amortization and impairment charges	5,937	4,591
Foreign currency remeasurement and transaction losses	105	142
Undistributed earnings of nonconsolidated affiliates, net	487	893
Pension contributions and OPEB payments	(753)	(2,778)
Pension and OPEB income, net	(405)	(406)
Provision for deferred taxes	1,303	1,437
Change in other operating assets and liabilities	(4,365)	(3,046)
Net cash provided by operating activities – continuing operations	7,428	5,500
Net cash provided by operating activities – discontinued operations	131	519
Net cash provided by operating activities	7,559	6,019
Cash flows from investing activities
Expenditures for property	(4,186)	(4,032)
Available-for-sale marketable securities, acquisitions	(2,149)	(2,278)
Trading marketable securities, acquisitions	—	(203)
Available-for-sale marketable securities, liquidations	4,872	5,337
Trading marketable securities, liquidations	—	813
Acquisition of companies/investments, net of cash acquired	(2)	(799)
Purchases of finance receivables, net	(10,577)	(6,417)
Principal collections and recoveries on finance receivables	6,003	4,938
Purchases of leased vehicles, net	(9,884)	(10,145)
Proceeds from termination of leased vehicles	2,724	1,089
Other investing activities	64	213
Net cash used in investing activities – continuing operations	(13,135)	(11,484)
Net cash used in investing activities – discontinued operations	(788)	(855)
Net cash used in investing activities	(13,923)	(12,339)
Cash flows from financing activities
Net decrease in short-term debt	(413)	(294)
Proceeds from issuance of debt (original maturities greater than three months)	27,131	21,500
Payments on debt (original maturities greater than three months)	(13,331)	(10,373)
Payments to purchase common stock	(1,496)	(300)
Dividends paid	(1,145)	(1,188)
Other financing activities	(237)	(168)
Net cash provided by financing activities – continuing operations	10,509	9,177
Net cash provided by financing activities – discontinued operations	31	850
Net cash provided by financing activities	10,540	10,027
Effect of exchange rate changes on cash, cash equivalents and restricted cash	209	55
Net increase in cash, cash equivalents and restricted cash	4,385	3,762
Cash, cash equivalents and restricted cash at beginning of period	15,160	17,332
Cash, cash equivalents and restricted cash at end of period	$19,545	$21,094
Cash, cash equivalents and restricted cash – continuing operations at end of period (Note 3)	$18,920	$20,365
Cash, cash equivalents and restricted cash – discontinued operations at end of period	$625	$729
Significant Non-cash Investing and Financing Activity
Non-cash property additions – continuing operations	$4,086	$4,029
Non-cash property additions – discontinued operations	$482	$553
Non-cash business acquisition – continuing operations (Note 18)	$—	$290
Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$15	$27,607	$20,285	$(8,036)	$452	$40,323
Net income	—	—	4,819	—	(38)	4,781
Other comprehensive income	—	—	—	131	(17)	114
Issuance of common stock	—	290	—	—	—	290
Purchase of common stock	—	(167)	(133)	—	—	(300)
Exercise of common stock warrants	1	28	—	—	—	29
Stock based compensation	—	(24)	(8)	—	—	(32)
Cash dividends paid on common stock	—	—	(1,178)	—	—	(1,178)
Dividends to noncontrolling interests	—	—	—	—	(17)	(17)
Other	—	—	—	—	(7)	(7)
Balance at June 30, 2016	$16	$27,734	$23,785	$(7,905)	$373	$44,003

Balance at January 1, 2017	$15	$26,983	$26,168	$(9,330)	$239	$44,075
Net income	—	—	4,268	—	12	4,280
Other comprehensive loss	—	—	—	(39)	—	(39)
Purchase of common stock	—	(760)	(736)	—	—	(1,496)
Exercise of common stock warrants	—	4	—	—	—	4
Stock based compensation	—	101	(16)	—	—	85
Cash dividends paid on common stock	—	—	(1,137)	—	—	(1,137)
Dividends to noncontrolling interests	—	—	—	—	(8)	(8)
Other	—	—	—	—	(39)	(39)
Balance at June 30, 2017	$15	$26,328	$28,547	$(9,369)	$204	$45,725

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation
General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells cars, trucks, crossovers and automobile parts worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our continuing operations through the following segments: GM North America (GMNA), GM International Operations (GMIO), GM South America (GMSA) and GM Financial. Nonsegment operations and Maven, our ride- and car-sharing business, are classified as Corporate. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures including autonomous vehicle-related engineering costs and certain nonsegment specific revenues and expenses.

The European Business is presented as discontinued operations, and the assets and liabilities of the European Business are presented as held for sale in our condensed consolidated financial statements for all periods presented. Unless otherwise indicated, information in these notes to the condensed consolidated financial statements relates to continuing operations. Refer to Note 2 for additional details regarding our planned disposal of these operations.

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

In May 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires us to recognize revenue when a customer obtains control rather than when we have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. ASU 2014-09, as amended, is effective for us beginning January 1, 2018. ASU 2014-09 will affect the amount and timing of certain revenue related transactions primarily resulting from the earlier recognition of certain sales incentives and fixed fee license arrangements. Upon adoption of ASU 2014-09 sales incentives will be recorded at the time of sale rather than at the later of sale or announcement and fixed fee license arrangements will be recognized when the customer is granted access to intellectual property instead of over the contract period. Certain transactions with daily rental car companies may also qualify to be accounted for as a sale as opposed to the current accounting as an operating lease. We expect to adopt the provisions of ASU 2014-09 on a modified retrospective basis through a cumulative adjustment to equity. Upon adoption of ASU 2014-09 we estimate a reduction to Equity of approximately $500 million to $1.0 billion. This estimate is subject to change as a result of future changes in market conditions, incentive program offerings, and dealer inventory levels. We continue to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements and are continuing to test our processes designed to comply with ASU 2014-09 to permit adoption by January 1, 2018.

In January 2016 the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and which updates certain presentation and disclosure requirements. ASU 2016-01 is effective for us beginning January 1, 2018. At June 30, 2017 the carrying value of equity investments that are not accounted for under the equity method of accounting totaled approximately $500 million and unrealized gains or losses were insignificant. Currently we do not believe the adoption of ASU 2016-01 will be material to our consolidated financial statements, however changes in future market conditions and equity investment balances prior to the implementation date will affect the impact the adoption may have on our consolidated financial statements.

In March 2017 the FASB issued ASU 2017-07, "Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07), which requires that the service cost component of net periodic pension and other postretirement benefits (OPEB) (income) expense be presented in the same income statement line item as other employee compensation costs, while the remaining components of net periodic pension and OPEB (income) expense are to be presented outside operating income. ASU 2017-07 is effective for us on a retrospective basis beginning January 1, 2018 and will result in the reclassification of non-service cost components from primarily Automotive cost of sales to Interest income and other non-operating income (loss), net. Assuming the sale of the European Business as described in Note 2

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

closes prior to adoption, we expect a resulting decrease to Operating income and an increase to Interest income and other non-operating income (loss), net of approximately $1.3 billion for the year ended December 31, 2016.

Note 2. Discontinued Operations
On March 5, 2017 we entered into a Master Agreement (the Agreement) to sell our European Business, consisting of the Opel/Vauxhall Business and the Fincos, to Peugeot, S.A. (PSA Group) for net consideration with an estimated value of approximately $2.2 billion based upon exchange rates as of June 30, 2017, subject to foreign currency fluctuations. The net consideration to be paid for the Opel/Vauxhall Business under the Agreement has an estimated value of approximately $1.2 billion, consisting of (1) approximately $1.0 billion in cash; and (2) $700 million in warrants in PSA Group; partially offset by (3) the approximate $500 million de-risking premium payment to be made to PSA Group for assuming certain underfunded pension liabilities. The warrants are not exercisable for five years and do not include any governance or voting rights with respect to PSA Group. In addition, we have agreed to sell the shares of PSA Group received upon exercise of the warrants within 35 days after exercise. The net consideration to be paid for the Fincos will be 0.8 times their book value at closing, which we estimate will be approximately $1 billion. The purchase price is subject to certain working capital adjustments as provided in the Agreement.

During the three months ended June 30, 2017, the assets and liabilities of the European Business have been presented as being held for sale and its operations and cash flows have been presented as discontinued operations. The transfer of the Opel/Vauxhall Business is expected to close in the second half of 2017 subject to the receipt of necessary regulatory approvals and satisfaction of other closing conditions, and the transfer of the Fincos is expected to close as soon as practicable after the receipt of the necessary antitrust, financial and other regulatory approvals and satisfaction of other closing conditions, which may be after the transfer of the Opel/Vauxhall Business. The transfer of the Fincos will not occur unless the transfer of the Opel/Vauxhall Business occurs.

The Company expects to recognize a charge resulting from the sale of the European Business of approximately $5.5 to $6.0 billion. The expected charge principally relates to: (1) approximately $3.9 billion of deferred tax assets that will no longer be realizable or that will transfer to PSA Group upon sale; (2) approximately $1.6 billion related to previously deferred pension losses and payment of a de-risking premium to PSA Group for its assumption of certain underfunded pension liabilities; (3) a disposal loss on the Fincos of up to $700 million; and (4) other net charges primarily related to contract cancellations, working capital adjustments and certain transitional services and other costs to support the separation of operations to be provided for a period of time following closing. Proceeds will partially offset certain of these charges. Of these amounts, in the three months ended June 30, 2017 we recognized a disposal loss of $324 million as a result of the Fincos being classified as held for sale, charges of $421 million for the cancellation of product programs resulting from the convergence of vehicle platforms between our European Business and PSA Group and other insignificant charges. These charges were recorded in Income (loss) from discontinued operations, net of tax. The remainder of the expected charge will be recognized upon closing.

Our wholly-owned subsidiary (the Seller) has agreed to indemnify PSA Group for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Agreement and for certain other liabilities, including emissions and product liabilities. The Company has entered into a guarantee for the benefit of PSA Group and pursuant to which the Company has agreed to guarantee the Seller's obligation to indemnify PSA Group for certain losses resulting from any inaccuracy of certain representations and warranties or breaches of our covenants in the Agreement and for certain other liabilities. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments.

We will retain net underfunded pension liabilities of approximately $7.0 billion primarily to current pensioners and former employees of the European Business with vested pension rights. PSA Group will assume approximately $2.9 billion of net underfunded pension liabilities primarily with respect to active employees of the European Business, and at closing, the Seller will make payments to PSA Group, or one or more pension funding vehicles, of approximately $3.4 billion, subject to foreign currency and discount rate fluctuations, in respect of these assumed liabilities, which includes pension funding payments for active employees and the de-risking premium payment of approximately $500 million discussed above. The pension liabilities described herein are calculated as of December 31, 2016 and have been updated to reflect foreign exchange rates at June 30, 2017. The actual pension liabilities retained by the Seller and assumed by PSA Group will be determined at the closing date and, as a result, may differ from the amounts reported herein. We have entered into interest rate swaps and foreign exchange forwards to hedge market risk associated with funding pension liabilities assumed by PSA Group. At closing we expect to draw upon our three year revolving credit facility to fund the payments made to PSA Group for the transferred pension liabilities. We plan to issue debt securities thereafter to repay the draw on our credit facility subject to market conditions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

As part of the retained pension liabilities described above, we will retain the United Kingdom defined benefit pension plans in existence at signing related to the European Business, including responsibility for service cost accruals through the closing date. Those plans with active participants will close to future accrual as of the day before closing. Any future service cost accruals on and from the closing date will be the responsibility of PSA Group.

We have agreed to purchase from and supply to PSA Group certain vehicles for a period of time following closing. As a result, Total net sales and revenue from continuing operations include $760 million and $570 million related to transactions with the European Business for the three months ended June 30, 2017 and 2016, and $1.5 billion and $1.2 billion for the six months ended June 30, 2017 and 2016 and Total costs and expenses from continuing operations include $713 million and $512 million related to transactions with the European Business for the three months ended June 30, 2017 and 2016 and $1.4 billion and $1.0 billion for the six months ended June 30, 2017 and 2016. Intercompany profit on these transactions was eliminated in consolidation.

The following table summarizes the results of the discontinued operations:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Automotive net sales and revenue	$5,005	$5,649	$9,704	$10,567
GM Financial net sales and revenue	139	146	267	286
Total net sales and revenue	5,144	5,795	9,971	10,853
Automotive cost of sales	4,906	5,291	9,466	10,008
GM Financial interest, operating and other expenses	102	101	202	213
Automotive selling, general, and administrative expense	353	339	679	687
Other income and (expense) items	(1)	36	2	65
Income (loss) from discontinued operations before taxes	(218)	100	(374)	10
Loss on sale of discontinued operations before taxes(a)	836	—	836	—
Total income (loss) from discontinued operations before taxes	(1,054)	100	(1,210)	10
Income tax benefit	284	6	371	104
Income (loss) from discontinued operations, net of tax	$(770)	$106	$(839)	$114
__________

(a)	Includes contract cancellation charges associated with the disposal.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the assets and liabilities of the European Business:

	June 30, 2017	December 31, 2016
Current Assets
Cash and cash equivalents	$288	$386
Accounts and notes receivable, net	1,226	938
GM Financial receivables, net	6,506	5,938
Inventories	3,233	2,748
Equipment on operating leases, net	1,077	786
Other current assets	432	382
Total current assets held for sale	12,762	11,178
Non-current Assets
GM Financial receivables, net	4,134	3,723
Property, net	3,743	3,217
Deferred income taxes	2,163	1,920
Other assets	360	515
Total non-current assets held for sale	10,400	9,375
Total Assets Held for Sale	$23,162	$20,553

Current Liabilities
Accounts payable (principally trade)	$4,098	$3,628
Short-term debt and current portion of long-term debt
Automotive	95	107
GM Financial	5,530	5,124
Accrued liabilities	4,570	3,299
Total current liabilities held for sale	14,293	12,158
Non-current Liabilities
Long-term debt
Automotive	75	85
GM Financial	4,481	4,189
Pensions	2,882	2,687
Other liabilities	785	665
Total non-current liabilities held for sale	8,223	7,626
Total Liabilities Held for Sale	$22,516	$19,784

Note 3. Marketable Securities
The following table summarizes the fair value of cash equivalents and marketable securities which approximates cost:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	June 30, 2017	December 31, 2016
Cash and cash equivalents
Cash, cash equivalents and time deposits		$6,758	$5,692
Available-for-sale securities
U.S. government and agencies	2	1,179	1,158
Corporate debt	2	2,903	2,524
Money market funds	1	4,117	1,801
Sovereign debt	2	1,641	1,399
Total available-for-sale securities – cash equivalents		9,840	6,882
Total cash and cash equivalents		$16,598	$12,574
Marketable securities
U.S. government and agencies	2	$4,045	$5,886
Corporate debt	2	3,606	3,611
Mortgage and asset-backed	2	494	197
Sovereign debt	2	988	2,147
Total available-for-sale securities – marketable securities		$9,133	$11,841
Restricted cash
Cash, cash equivalents and time deposits		$207	$248
Available-for-sale securities, primarily money market funds	1	2,115	1,665
Total restricted cash		$2,322	$1,913

Available-for-sale securities included above with contractual maturities(a)
Due in one year or less		$9,002
Due between one and five years		5,360
Total available-for-sale securities with contractual maturities		$14,362
__________

(a)	Excludes mortgage and asset-backed securities.

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $750 million and $1.6 billion in the three months ended June 30, 2017 and 2016 and $1.4 billion and $4.2 billion in the six months ended June 30, 2017 and 2016. Net unrealized gains and losses on available-for-sale securities and realized gains and losses on trading securities were insignificant in the three and six months ended June 30, 2017 and 2016. Cumulative unrealized gains and losses on available-for-sale securities were insignificant at June 30, 2017 and December 31, 2016.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

June 30, 2017
Cash and cash equivalents	$16,598
Restricted cash included in Other current assets	1,786
Restricted cash included in Other assets	536
Total	$18,920

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 4. GM Financial Receivables

	June 30, 2017			December 31, 2016
	Retail	Commercial	Total	Retail	Commercial	Total
Finance receivables, collectively evaluated for impairment, net of fees	$28,971	$9,308	$38,279	$24,480	$7,506	$31,986
Finance receivables, individually evaluated for impairment, net of fees	2,012	35	2,047	1,920	27	1,947
GM Financial receivables	30,983	9,343	40,326	26,400	7,533	33,933
Less: allowance for loan losses	(844)	(49)	(893)	(765)	(40)	(805)
GM Financial receivables, net	$30,139	$9,294	$39,433	$25,635	$7,493	$33,128

Fair value of GM Financial receivables			$39,477			$33,181

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

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Allowance for loan losses at beginning of period	$867	$808	$805	$749
Provision for loan losses	158	144	369	334
Charge-offs	(273)	(258)	(571)	(542)
Recoveries	142	130	285	275
Effect of foreign currency	(1)	4	5	12
Allowance for loan losses at end of period	$893	$828	$893	$828

The allowance for loan losses on retail and commercial finance receivables included a collective allowance of $583 million and $525 million and a specific allowance of $310 million and $280 million at June 30, 2017 and December 31, 2016.

Retail Finance Receivables We use proprietary scoring systems in the underwriting process that measure the credit quality of retail finance receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO scores or its equivalent) and contract characteristics. We also consider other factors such as employment history, financial stability and capacity to pay. Subsequent to origination we review the credit quality of retail finance receivables based on customer payment activity. In North America, while we historically focused on consumers with lower than prime credit scores, we have expanded our prime lending programs. At June 30, 2017 and December 31, 2016, 41% and 48% of the retail finance receivables in North America were from consumers with sub-prime credit scores, which are defined as FICO scores or its equivalent of less than 620 at the time of loan origination.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At June 30, 2017 and December 31, 2016 the accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $772 million and $798 million. The following table summarizes the contractual amount of delinquent retail finance receivables, which is not significantly different than the recorded investment of the retail finance receivables:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	June 30, 2017		June 30, 2016
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,076	3.4%	$1,055	4.3%
Greater-than-60 days delinquent	464	1.5%	454	1.9%
Total finance receivables more than 30 days delinquent	1,540	4.9%	1,509	6.2%
In repossession	43	0.2%	47	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,583	5.1%	$1,556	6.4%

At June 30, 2017 and December 31, 2016 retail finance receivables classified as troubled debt restructurings and individually evaluated for impairment were $2.0 billion and $1.9 billion and the allowance for loan losses included $306 million and $276 million of specific allowances on these receivables.

Commercial Finance Receivables Our commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. Dealers in Group VI are subject to additional restrictions on funding, including suspension of lines of credit and liquidation of assets. At June 30, 2017 and December 31, 2016 the commercial finance receivables on non-accrual status were insignificant. The following table summarizes the credit risk profile by dealer risk rating of commercial finance receivables:

		June 30, 2017	December 31, 2016
Group I	– Dealers with superior financial metrics	$1,610	$1,372
Group II	– Dealers with strong financial metrics	3,260	2,526
Group III	– Dealers with fair financial metrics	3,180	2,598
Group IV	– Dealers with weak financial metrics	855	613
Group V	– Dealers warranting special mention due to elevated risks	328	334
Group VI	– Dealers with loans classified as substandard, doubtful or impaired	110	90
		$9,343	$7,533

Note 5. Inventories

	June 30, 2017
	GMNA	GMIO	GMSA	Total
Total productive material, supplies and work in process	$3,534	$873	$700	$5,107
Finished product, including service parts	3,948	1,434	800	6,182
Total inventories	$7,482	$2,307	$1,500	$11,289

	December 31, 2016
	GMNA	GMIO	GMSA	Total
Total productive material, supplies and work in process	$3,277	$970	$761	$5,008
Finished product, including service parts	4,119	1,208	705	6,032
Total inventories	$7,396	$2,178	$1,466	$11,040

Note 6. Equipment on Operating Leases
Equipment on operating leases in our automotive operations consists of vehicle sales to daily rental car companies with a guaranteed repurchase obligation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	June 30, 2017	December 31, 2016
Equipment on operating leases	$2,054	$1,197
Less: accumulated depreciation	(171)	(87)
Equipment on operating leases, net	$1,883	$1,110

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Depreciation expense	$64	$33	$108	$54
Impairment charges	$34	$29	$54	$41

GM Financial originates leases to retail customers that are recorded as operating leases.

	June 30, 2017	December 31, 2016
GM Financial equipment on operating leases	$47,905	$40,654
Less: accumulated depreciation	(8,180)	(6,312)
GM Financial equipment on operating leases, net	$39,725	$34,342

Depreciation expense related to GM Financial equipment on operating leases, net was $1.6 billion and $1.1 billion in the three months ended June 30, 2017 and 2016 and $3.0 billion and $2.0 billion in the six months ended June 30, 2017 and 2016.

The following table summarizes minimum rental payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2017	2018	2019	2020	2021
Minimum rental receipts under operating leases	$3,371	$5,599	$3,191	$723	$50

Note 7. Equity in Net Assets of Nonconsolidated Affiliates

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Automotive China equity income	$509	$471	$1,013	$989
Other joint ventures equity income	21	189	72	231
Total Equity income	$530	$660	$1,085	$1,220

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2016.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$10,815	$10,281	$22,016	$21,472
Automotive China JVs' net income	$902	$979	$1,948	$2,065

Dividends received from our nonconsolidated affiliates were $1.6 billion in the three and six months ended June 30, 2017 and $1.9 billion and $2.0 billion in the three and six months ended June 30, 2016. At June 30, 2017 and December 31, 2016 we had undistributed earnings of $1.7 billion and $2.2 billion related to our nonconsolidated affiliates.

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

	June 30, 2017	December 31, 2016
Restricted cash – current	$1,781	$1,302
Restricted cash – non-current	$480	$478
GM Financial receivables, net of fees – current	$14,046	$12,437
GM Financial receivables, net of fees – non-current	$12,585	$11,917
GM Financial equipment on operating leases, net	$23,257	$19,341
GM Financial short-term debt and current portion of long-term debt	$21,387	$17,526
GM Financial long-term debt	$16,785	$16,659

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

Note 9. Automotive and GM Financial Debt

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total automotive debt	$10,610	$11,626	$10,560	$11,399
Fair value utilizing Level 1 inputs		$9,679		$9,515
Fair value utilizing Level 2 inputs		$1,947		$1,884

The fair value of automotive debt measured utilizing Level 1 inputs was based on quoted prices in active markets for identical instruments that a market participant can access at the measurement date. The fair value of automotive debt measured utilizing Level 2 inputs was based on a discounted cash flow model using observable inputs. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread based on our senior unsecured notes that is intended to represent our nonperformance risk. We obtain the benchmark yield curves and yields on unsecured notes from independent sources that are widely used in the financial industry. At June 30, 2017 and December 31, 2016 the fair value of automotive debt exceeded its carrying amount due primarily to a decrease in bond yields compared to yields at the time of issuance.

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$38,828	$38,926	$35,087	$35,162
Unsecured debt	39,651	40,645	29,476	30,045
Total GM Financial debt	$78,479	$79,571	$64,563	$65,207

Fair value utilizing Level 2 inputs		$77,695		$62,951
Fair value utilizing Level 3 inputs		$1,876		$2,256

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The fair value of GM Financial debt measured utilizing Level 2 inputs was based on quoted market prices for identical instruments and if unavailable, quoted market prices of similar instruments. For debt with original maturity or revolving period of eighteen months or less par value is considered to be a reasonable estimate of fair value. The fair value of GM Financial debt measured utilizing Level 3 inputs was based on the discounted future net cash flows expected to be settled using current risk-adjusted rates.

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged Securitized Assets. Refer to Note 8 for additional information on GM Financial's involvement with VIEs. In the six months ended June 30, 2017 we entered into new or renewed credit facilities with a total net additional borrowing capacity of $1.9 billion, which had substantially the same terms as existing debt and we issued $9.3 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.04% and maturity dates ranging from 2020 to 2025.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the six months ended June 30, 2017 we issued $10.0 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 2.90% and maturity dates ranging from 2019 to 2027.

Each of these notes contain terms and covenants including limitations on GM Financial's ability to incur certain liens.

Note 10. Derivative Financial Instruments
Automotive The following table presents the notional amounts based on fair value asset or liability positions of derivative financial instruments in our automotive operations:

	Fair Value Level	June 30, 2017	December 31, 2016
Derivatives designated as hedges(a)
Assets
Net investment hedges – foreign currency	2	$1,583	$—
Cash flow hedges
Foreign currency	2	—	803
Commodity	2	160	106
Total cash flow hedges		160	909
Total assets		$1,743	$909
Derivatives not designated as hedges(a)
Assets
Foreign currency	2	$4,295	$4,483
Commodity	2	723	1,061
Total assets		$5,018	$5,544
Liabilities
Foreign currency	2	$2,173	$470
Interest rate swaps	2	6,193	—
Commodity	2	307	181
Total liabilities		$8,673	$651
__________

(a)
The fair value of these derivative instruments at June 30, 2017 and December 31, 2016 as well as the gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and six months ended June 30, 2017 and 2016 were insignificant.

GM Financial The following table presents the notional amounts based on fair value asset or liability positions of GM Financial's derivative financial instruments:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	June 30, 2017	December 31, 2016
Derivatives designated as hedges(a)
Assets
Fair value hedges – interest rate swaps	2	$2,500	$—
Cash flow hedges
Interest rate swaps	2/3	2,466	3,070
Foreign currency	2	855	—
Total cash flow hedges		3,321	3,070
Total assets		$5,821	$3,070
Liabilities
Fair value hedges – interest rate swaps(b)	2	$8,854	$7,700
Cash flow hedges
Interest rate swaps	2/3	456	500
Foreign currency	2	—	791
Total cash flow hedges		456	1,291
Total liabilities		$9,310	$8,991
Derivatives not designated as hedges(a)
Assets
Interest rate swaps	2/3	$24,881	$7,959
Interest rate caps and floors	2	15,347	9,698
Foreign currency	2	1,141	—
Total assets		$41,369	$17,657
Liabilities
Interest rate swaps	2/3	$17,746	$6,170
Interest rate caps and floors	2	17,714	12,146
Foreign currency	2	331	—
Total liabilities		$35,791	$18,316
__________

(a)
The fair value of these derivative instruments at June 30, 2017 and December 31, 2016 as well as the gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and six months ended June 30, 2017 and 2016 were insignificant.

(b)	The fair value of these derivative instruments was $238 million and $276 million at June 30, 2017 and December 31, 2016.

Note 11. Product Warranty and Related Liabilities

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Warranty balance at beginning of period	$9,063	$8,486	$9,069	$8,550
Warranties issued and assumed in period – recall campaigns	191	178	354	321
Warranties issued and assumed in period – product warranty	539	595	1,105	1,086
Payments	(786)	(831)	(1,595)	(1,663)
Adjustments to pre-existing warranties	(128)	216	(88)	289
Effect of foreign currency and other	11	(5)	45	56
Warranty balance at end of period	$8,890	$8,639	$8,890	$8,639

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be an insignificant amount at June 30, 2017. Refer to Note 13 for reasonably possible losses on Takata Corporation (Takata) matters.

Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$79	$40	$6	$96	$59	$4
Interest cost	536	126	49	553	126	50
Expected return on plan assets	(919)	(172)	—	(944)	(177)	—
Amortization of prior service cost (credit)	(1)	1	(4)	(1)	3	(3)
Amortization of net actuarial (gains) losses	(2)	48	8	(7)	35	5
Net periodic pension and OPEB (income) expense	$(307)	$43	$59	$(303)	$46	$56

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$158	$86	$10	$191	$115	$9
Interest cost	1,072	251	98	1,106	257	100
Expected return on plan assets	(1,838)	(343)	—	(1,889)	(359)	—
Amortization of prior service cost (credit)	(2)	2	(7)	(2)	6	(7)
Amortization of net actuarial (gains) losses	(3)	95	16	(13)	70	10
Net periodic pension and OPEB (income) expense	$(613)	$91	$117	$(607)	$89	$112

We made discretionary contributions to our U.S. hourly pension plan of $2.0 billion in the six months ended June 30, 2016. These discretionary contributions were funded with the net proceeds from the issuance of senior unsecured notes.

Note 13. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation, that arise in connection with our business as a global company. We identify below the material individual proceedings and investigations in connection with which we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At June 30, 2017 and December 31, 2016 total accruals of $1.2 billion were recorded in Accrued liabilities and Other liabilities. In many proceedings, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss. Accordingly an adverse outcome from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

Proceedings Related to Ignition Switch Recall and Other Recalls In 2014 we announced various recalls relating to safety and other matters. Those recalls included recalls to repair ignition switches that could under certain circumstances unintentionally move from the “run” position to the “accessory” or “off” position with a corresponding loss of power, which could in turn prevent airbags from deploying in the event of a crash.

Through July 17, 2017 we were aware of over 100 putative class actions pending against GM in various courts in the U.S. and Canada alleging that consumers who purchased or leased vehicles manufactured by GM or General Motors Corporation had been economically harmed by one or more of the recalls announced in 2014 and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). In general, these economic-loss cases seek recovery for purported compensatory damages, such as alleged benefit-of-the-bargain damages or damages related to alleged diminution in value of the vehicles, as well as punitive

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

damages, injunctive relief and other relief. There are also two civil actions brought by state governmental entities relating to the recalls that seek civil penalties and injunctive relief for alleged violations of state laws.

We also were aware of several hundred actions pending in various courts in the U.S. and Canada alleging injury or death as a result of defects that may be the subject of recalls announced in 2014 (personal injury cases). In general, these personal injury cases seek recovery for purported compensatory damages, punitive damages and other relief. During 2016, several bellwether trials took place in the personal injury cases in the U.S. District Court for the Southern District of New York (Southern District), which is administering a federal multi-district litigation, and in a Texas state court, which is administering a Texas state multi-district litigation (MDL). None of these trials resulted in a finding of liability against GM. Another bellwether trial occurred in the Southern District in July 2017. On July 19, 2017 a jury returned a verdict in favor of GM in the trial. Additional personal injury bellwether trials are scheduled later in 2017 and in 2018.

On July 15, 2016 the Southern District granted in part and denied in part GM's motion to dismiss plaintiffs' complaint in the federal multi-district litigation seeking damages for alleged economic loss relating to the ignition switch and other recalls by GM in 2014. Among other things, the Southern District dismissed plaintiffs' claims brought under the Racketeer Influenced and Corrupt Organization Act (RICO) and rejected plaintiffs' broadest theory of damages – that plaintiffs could seek recovery for alleged reduction in the value of their vehicles due to damage to GM's reputation and brand as a result of the ignition switch matter. The Southern District granted GM's motion to dismiss with respect to certain state law claims but denied it as to other state law claims.

On September 15, 2016, plaintiffs filed a Fourth Amended Consolidated Complaint amending their economic-loss claims, and GM moved to dismiss certain claims in that Complaint as well. On June 30, 2017, the Southern District issued an order granting in part and denying in part GM’s motion. In its order, among other things, the Southern District reaffirmed its dismissal of plaintiffs’ brand devaluation claim and theory of damages, dismissed the claims of any plaintiff who purchased a vehicle before GM came into existence in July 2009, and dismissed the claims of any plaintiff who disposed of their vehicle before announcement of the ignition switch recalls in February 2014. With respect to plaintiffs’ claims under the laws of certain states that were at issue in the motion, the Court granted GM’s motion to dismiss with respect to certain state law claims but denied it as to other state law claims.

In April 2015 the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court) issued a decision precluding claims against us based upon pre-sale accidents, claims based upon the acts or conduct by General Motors Corporation and claims asserting successor liability for obligations owed by General Motors Corporation (successor liability claims), except for claims asserting liabilities that had been expressly assumed by us in the July 2009 Sale Agreement, and claims that could be asserted against us only if they were otherwise viable and arose solely out of our own independent post-closing acts and did not in any way rely on acts or conduct by General Motors Corporation.

On July 13, 2016 the United States Court of Appeals for the Second Circuit (Second Circuit) issued a decision and judgment affirming in part, reversing in part, and vacating portions of the Bankruptcy Court's decision and subsequent judgment. Among other things, the Second Circuit held that the 2009 Sale Order could not be enforced to bar claims against GM asserted by either plaintiffs who purchased used vehicles after the sale closing or against purchasers who asserted claims relating to the ignition switch defect, including pre-closing personal injury claims and economic-loss claims. The Second Circuit also vacated that portion of the Bankruptcy Court judgment enforcing the 2009 Sale Order against plaintiffs with pre-sale claims based on defects other than the ignition switch and remanded that issue to the Bankruptcy Court for further proceedings. In April 2017, the United States Supreme Court denied our petition for certiorari. Plaintiffs asserting claims relating to the ignition switch defect in the MDL and other courts must still establish their right to assert successor liability claims and demonstrate that their claims have merit. Certain of these claims were resolved through GM's Ignition Switch Recall Compensation Program and should not be the subject of additional litigation.

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

Three shareholder derivative actions against certain current and former GM directors and officers are pending in the Eastern District. The court is considering our motions to dismiss those actions. Two derivative actions filed in the Circuit Court of Wayne County, Michigan, which have been consolidated, are stayed pending disposition of the federal derivative actions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In connection with the 2014 recalls, we have from time to time received subpoenas and other requests for information related to investigations by agencies or other representatives of U.S. federal, state and the Canadian governments, including the United States Attorney’s Office for the Southern District of New York (the U.S. Attorney's Office). Ongoing matters or investigations as of June 30, 2017, include an inquiry from the U.S. General Services Administration in respect of the effect of the DPA under U.S. government contracting regulations, litigation initiated by the Arizona Attorney General, litigation initiated by the Orange County District Attorney, and investigations by 49 state attorneys general which may result in litigation. We believe we are cooperating fully with all reasonable pending requests for information. Such matters could in the future result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies.

With regard to the investigation by the U.S. Attorney's Office, on September 16, 2015, we entered into a Deferred Prosecution Agreement (the DPA) with the U.S. Attorney's Office regarding its investigation of the events leading up to certain recalls regarding faulty ignition switches. Pursuant to the DPA we have paid the United States $900 million as a financial penalty, and we agreed to retain an independent monitor to review and assess our policies, practices or procedures related to statements about motor vehicle safety, the provision of information to those responsible for recall decisions, recall processes and addressing known defects in certified pre-owned vehicles. In addition, the U.S. Attorney's Office agreed to recommend to the Southern District that prosecution of GM on a two-count information filed in the Southern District be deferred for three years. The U.S. Attorney's Office also agreed that if we are in compliance with all of our obligations under the DPA, the U.S. Attorney's Office will, within 30 days after the expiration of the period of deferral (including any extensions thereto), seek dismissal with prejudice of the two-count information filed against GM. For a further description of the terms and conditions of the DPA refer to Note 15 of our 2016 Form 10-K.

The total amount accrued for ignition switch and the various other related recalls at June 30, 2017 reflects amounts for a combination of settled but unpaid matters, and for the remaining unsettled investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls. The amounts accrued for those unsettled investigations, claims, and/or lawsuits represent a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We believe it is probable that we will incur additional liabilities beyond what has already been accrued for at least a portion of the remaining matters, whether through settlement or judgment; however, we are currently unable to estimate an overall amount or range of loss because these matters involve significant uncertainties, including the legal theory or the nature of the investigations, claims and/or lawsuits, the complexity of the facts, the lack of documentation available to us with respect to particular cases or groups of cases, the results of any investigation or litigation and the timing of resolution of the investigation or litigations, including any appeals, further proceedings regarding interpretation and application of the Second Circuit's July 13, 2016 decision and certain common law doctrines, and further proceedings following the Southern District's July 15, 2016 decision and its June 30, 2017 decision on GM's motion to dismiss the Fourth Amended and Consolidated Complaint. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Canada Dealers' Claim On February 12, 2010 a claim was filed in the Ontario Superior Court of Justice against GM Canada on behalf of a purported class of over 200 former GM Canada dealers (the Plaintiff Dealers) which had entered into wind-down agreements with GM Canada. In May 2009 in the context of the global restructuring of GM's business and the possibility that GM Canada might be required to initiate insolvency proceedings, GM Canada offered the Plaintiff Dealers the wind-down agreements to assist with their exit from the GM Canada dealer network and to facilitate winding down their operations in an orderly fashion. The Plaintiff Dealers allege that their Dealer Sales and Service Agreements were wrongly terminated by GM Canada and that GM Canada failed to comply with certain disclosure obligations, breached its statutory duty of fair dealing and unlawfully interfered with the Plaintiff Dealers' statutory right to associate in an attempt to coerce the Plaintiff Dealers into accepting the wind-down agreements. The Plaintiff Dealers seek damages and assert that the wind-down agreements are rescindable. The Plaintiff Dealers' initial pleading makes reference to a claim “not exceeding” 750 million Canadian Dollars, without explanation of any specific measure of damages. On March 1, 2011 the court approved certification of a class for the purpose of deciding a number of specifically defined issues. A number of former dealers opted out of participation in the litigation, leaving 181 dealers in the certified class. On July 8, 2015 the Ontario Superior Court dismissed the Plaintiff Dealers’ claim against GM Canada. The court also dismissed GM Canada’s counterclaim against the Plaintiff Dealers for repayment of the wind-down payments made to them by GM Canada as well as for other relief. On July 4, 2017, the Court of Appeals for Ontario affirmed the Superior Court's judgment with regard to GM Canada. It is possible that the Plaintiff Dealers may seek leave to appeal to the Supreme Court of Canada. We cannot estimate the range of reasonably possible loss in the event of liability as the case presents a variety of different legal theories, none of which GM Canada believes are valid.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Korea Wage Litigation Commencing on or about September 29, 2010 current and former hourly employees of GM Korea Company (GM Korea) filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) affirmed a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court). On May 29, 2014 the Supreme Court remanded the case to the Seoul High Court for consideration consistent with earlier Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. On reconsideration, the Seoul High Court held in GM Korea’s favor on October 30, 2015, after which the plaintiffs appealed to the Supreme Court. In July 2014 GM Korea and its labor union also agreed to include bonuses and certain allowances in Ordinary Wages retroactive to March 1, 2014. Therefore our accrual related to these cases was reclassified from a contingent liability to the Pensions liability. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $547 million at June 30, 2017, which relates to periods before March 1, 2014. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. On November 26 and 27, 2015 the Supreme Court remanded two salary cases to the Seoul High Court for a review of the merits. At June 30, 2017 the reasonably possible loss for salary cases in excess of amounts accrued was approximately $167 million. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available. These cases are currently pending before various courts in Korea.

GM Brazil Indirect Tax Claim In March 2017 the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces GM Brazil’s gross receipts tax prospectively and, potentially, retrospectively. The retrospective right to recover is under judicial review and we do not expect resolution during 2017. If the Supreme Court of Brazil grants retrospective recovery we estimate potential recoveries of up to $1.4 billion. However, given the remaining uncertainty regarding the ultimate judicial resolution of this matter we are unable to assess the likelihood of any favorable outcome at this time. We have not recorded any amounts relating to the retrospective nature of this matter.

Other Litigation-Related Liability and Tax Administrative Matters Various other legal actions, governmental investigations, claims and proceedings are pending against us or our related companies or joint ventures, including matters arising out of alleged product defects; employment-related matters; product and workplace safety, vehicle emissions, including CO2 and nitrogen oxide, fuel economy, and related government regulations; product warranties; financial services; dealer, supplier and other contractual relationships; government regulations relating to payments to foreign companies; government regulations relating to competition issues; tax-related matters not subject to the provision of Accounting Standards Codification (ASC) 740, Income Taxes (indirect tax-related matters); product design, manufacture and performance; consumer protection laws; and environmental protection laws, including laws regulating air emissions, water discharges, waste management and environmental remediation.

There are several putative class actions pending against GM in federal courts in the U.S. and in the Provincial Courts in Canada alleging that various vehicles sold including model year 2011-2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal and state emission standards. GM also faces a series of additional lawsuits based primarily on allegations in the Duramax suit, including putative shareholder class actions claiming violations of federal securities law. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security which may range from $200 million to $600 million at June 30, 2017. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2017. We believe that appropriate

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $900 million at June 30, 2017.

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

Although we do not believe there is a safety defect at this time in any GM vehicles within the scope of the Takata DIRs, in cooperation with NHTSA we filed Preliminary DIRs on May 27, 2016, updated as of June 13, 2016, covering 2.5 million of certain of our GMT900 vehicles, which are full-size pick-up trucks and sport utility vehicles (SUVs). On November 15, 2016 we filed a petition for inconsequentiality and request for deferral of determination regarding those GMT900 vehicles. On November 28, 2016 NHTSA granted GM's deferral request in connection with this petition. The deferral provides GM until August 31, 2017 to present evidence and analysis that our vehicles do not pose an unreasonable risk to motor vehicle safety. We believe that further evidence, analysis, and testing will prove to NHTSA that the non-desiccated Takata inflators in GMT900 vehicles do not present an unreasonable risk to safety and that no repair should ultimately be required.

Takata filed a second set of equipment DIRs on January 3, 2017 and we filed a second set of Preliminary DIRs for certain GMT900 vehicles on January 10, 2017. These January 2017 DIRs, covering additional GMT900 vehicles, are consistent with GM’s May 2016 DIRs. On the same day, we also filed a second petition for inconsequentiality and deferral of decision with respect to the vehicles subject to our January 2017 DIRs. On January 18, 2017, NHTSA consolidated our first and second petitions for inconsequentiality and will rule on both at the same time.

We believe these vehicles are currently performing as designed and ongoing testing continues to support the belief that the vehicles' unique design and integration mitigates against inflator propellant degradation. We believe that the results of further testing and analysis will demonstrate that the vehicles do not present an unreasonable risk to safety and that no repair will ultimately be required. Accordingly, no warranty provision has been made for any repair associated with our vehicles subject to the Preliminary DIRs and amended consent order. However, in the event we are ultimately obligated to repair the vehicles subject to current or future Takata DIRs under the amended consent order in the U.S., we estimate a reasonably possible impact to GM of up to $900 million.

Through July 17, 2017 we were aware of one putative class action pending against GM in federal court in the U.S., one putative class action in Mexico and four putative class actions pending in various Provincial Courts in Canada arising out of allegations that airbag inflators manufactured by Takata are defective. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss. In addition, the New Mexico Attorney General initiated litigation against Takata and numerous automotive manufacturers, including GM. However, on June 13, 2017 the parties filed a stipulation of dismissal without prejudice as to all claims against GM brought by the New Mexico Attorney General.

Product Liability With respect to product liability claims (other than claims relating to the ignition switch recalls discussed above) involving GM and General Motors Corporation products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. In addition we indemnify dealers for certain product liability related claims, including claims related to products sold by General Motors Corporation's dealers. At June 30, 2017 and December 31, 2016 liabilities of $627 million and $656 million were recorded in Accrued liabilities and Other liabilities for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. In light of vehicle recalls in recent years it is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. We also provide vehicle repurchase guarantees and payment guarantees on commercial loans outstanding with third parties such as dealers. These guarantees terminate in years ranging from 2017 to 2032 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered and our recorded accruals are insignificant.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The maximum liability, calculated as future undiscounted payments, was $4.9 billion and $4.4 billion for these guarantees at June 30, 2017 and December 31, 2016, the majority of which relate to the indemnification agreements.

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

In the three months ended June 30, 2017 income tax expense of $534 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $621 million including tax benefits from foreign dividends. In the three months ended June 30, 2016 income tax expense of $877 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $1.2 billion, partially offset by tax benefits related to foreign currency losses.

In the six months ended June 30, 2017 income tax expense of $1.3 billion primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $1.5 billion including tax benefits from foreign dividends, partially offset by tax benefits related to tax settlements. In the six months ended June 30, 2016 income tax expense of $1.5 billion primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $2.0 billion, partially offset by tax benefits related to foreign currency losses, tax settlements and deduction taken for stock investments in non-U.S. affiliates.

At June 30, 2017 we had $31.8 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances. The net operating losses and income tax credits include U.S. operating loss and tax credit carryforward deferred tax assets of $8.7 billion that expire by 2037 if not utilized; and Non-U.S operating loss and tax credit carryforward deferred tax assets of $4.9 billion of which $1.3 billion expire by 2037 if not utilized and $3.6 billion can be carried forward indefinitely. Refer to Note 2 for the effect the sale of the European Business will have on our net deferred tax assets.

Note 15. Restructuring and Other Initiatives
We have executed various restructuring and other initiatives and we plan to execute additional initiatives in the future, if necessary, to streamline manufacturing capacity and other costs to improve the utilization of remaining facilities. To the extent these programs involve voluntary separations, no liabilities are generally recorded until offers to employees are accepted. If employees are involuntarily terminated, a liability is generally recorded at the communication date. Related charges are recorded in Automotive cost of sales and Automotive selling, general and administrative expense. The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Balance at beginning of period	$296	$606	$268	$383
Additions, interest accretion and other	250	40	290	340
Payments	(53)	(311)	(75)	(405)
Revisions to estimates and effect of foreign currency	—	(2)	10	15
Balance at end of period	$493	$333	$493	$333

In the three months ended June 30, 2017 we announced several restructuring actions in GMIO, primarily related to the withdrawal of Chevrolet in the Indian and South African markets by the end of 2017 and the transition of our South Africa manufacturing operations to Isuzu Motors. We intend to continue manufacturing vehicles in India for sale to certain export markets. In the three months ended June 30, 2017 we recorded charges of $460 million in GMIO primarily consisting of $297 million of asset impairments, sales incentives, inventory provisions and other charges, not reflected in the table above, and $163 million of dealer restructurings, employee separations and other contract cancellation costs, which are reflected in the table above and insignificant costs for separation and other programs in GMNA and GMSA. We expect to complete these programs in 2017.

Other GMIO restructuring programs include separation and other programs in Australia, Korea and India and the withdrawal of the Chevrolet brand from Europe. Collectively these programs had a total cost since inception in 2013 of $866 million and affected a total of approximately 4,690 employees through June 30, 2017. We expect to complete these programs in 2017 and incur insignificant additional restructuring and other charges.

In the three and six months ended June 30, 2016 restructuring and other initiatives related primarily to charges of $240 million in the three months ended March 31, 2016 in GMNA related to the cash severance incentive program to qualified U.S. hourly employees under our 2015 labor agreement with the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW) and insignificant costs for separation and other programs in Australia, Korea and India and the withdrawal of the Chevrolet brand from Europe.

Note 16. Stockholders' Equity
At June 30, 2017 and December 31, 2016 we had 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. At June 30, 2017 and December 31, 2016 we had 1.5 billion shares of common stock issued and outstanding. In the six months ended June 30, 2017 and 2016 we purchased 44 million and 10 million shares of our outstanding common stock for $1.5 billion and $300 million as part of the common stock repurchase program announced in March 2015, which our Board of Directors increased and extended in January 2016 and January 2017. Our total dividends paid on common stock were $564 million and $591 million in the three months ended June 30, 2017 and 2016 and $1.1 billion and $1.2 billion in the six months ended June 30, 2017 and 2016. The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,264)	$(1,949)	$(2,355)	$(2,034)
Other comprehensive income (loss) net of reclassification adjustment, noncontrolling interests and tax(a)(b)	102	(10)	193	75
Balance at end of period	$(2,162)	$(1,959)	$(2,162)	$(1,959)
Defined Benefit Plans
Balance at beginning of period	$(6,997)	$(6,121)	$(6,968)	$(5,999)
Other comprehensive income (loss) before reclassification adjustment, net of tax(a)	(266)	133	(343)	(15)
Reclassification adjustment, net of tax(a)(c)	55	38	103	64
Other comprehensive income (loss), net of tax(a)	(211)	171	(240)	49
Balance at end of period(d)	$(7,208)	$(5,950)	$(7,208)	$(5,950)
__________

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(a)	The income tax effect was insignificant in the three and six months ended June 30, 2017 and 2016.

(b)	The reclassification adjustments and noncontrolling interests were insignificant in the three and six months ended June 30, 2017 and 2016.

(c)	Included in the computation of net periodic pension and OPEB (income) expense. Refer to Note 12 for additional information.

(d)	Refer to Note 2 for deferred pension costs to be recognized upon closing of the Agreement.

Note 17. Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Basic earnings per share
Income from continuing operations(a)	$2,430	$2,760	$5,107	$4,705
Income (loss) from discontinued operations, net of tax	(770)	106	(839)	114
Net income attributable to common stockholders	$1,660	$2,866	$4,268	$4,819
Weighted-average common shares outstanding	1,497	1,548	1,501	1,547

Basic earnings per common share – continuing operations	$1.62	$1.78	$3.40	$3.05
Basic earnings (loss) per common share – discontinued operations	$(0.51)	$0.07	$(0.56)	$0.07
Basic earnings per common share	$1.11	$1.85	$2.84	$3.12
Diluted earnings per share
Income from continuing operations – diluted(a)	$2,430	$2,759	$5,107	$4,703
Income (loss) from discontinued operations, net of tax – diluted	(770)	106	(839)	114
Net income attributable to common stockholders – diluted	$1,660	$2,865	$4,268	$4,817

Weighted-average common shares outstanding – basic	1,497	1,548	1,501	1,547
Dilutive effect of warrants and awards under stock incentive plans	22	33	24	33
Weighted-average common shares outstanding – diluted	1,519	1,581	1,525	1,580

Diluted earnings per common share – continuing operations	$1.60	$1.74	$3.35	$2.98
Diluted earnings (loss) per common share – discontinued operations	$(0.51)	$0.07	$(0.55)	$0.07
Diluted earnings per common share	$1.09	$1.81	$2.80	$3.05
Potentially dilutive securities(b)	6	26	6	26
__________

(a)	Net of Net (income) loss attributable to noncontrolling interests.

(b)	Potentially dilutive securities attributable to outstanding stock options were excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.

Note 18. Acquisition of Business

On May 12, 2016 we acquired all of the outstanding capital stock of Cruise Automation Inc., an autonomous vehicle technology company, to further accelerate our development of autonomous vehicles. The deal consideration at closing was $581 million, of which $291 million was paid in cash and approximately $290 million was paid through the issuance of new common stock. The fair value of the common stock issued was determined based on the closing price of our common stock on May 12, 2016. In conjunction with the acquisition, we entered into other agreements that will result in future costs contingent upon the continued employment of key individuals and additional performance-based awards contingent upon the achievement of specific technology and commercialization milestones.

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

Note 19. Segment Reporting

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We analyze the results of our business through the following segments: GMNA, GMIO, GMSA and GM Financial. As discussed in Note 2, the European Business is presented as discontinued operations and is excluded from our segment results for all periods presented. The European Business was previously reported as our GM Europe (GME) segment and part of GM Financial. The chief operating decision maker evaluates the operating results and performance of our automotive segments through earnings before interest and income taxes-adjusted, which is presented net of noncontrolling interests. The chief operating decision maker evaluates GM Financial through earnings before income taxes-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategic initiatives. Our automotive manufacturing operations are integrated within the segments, benefit from broad-based trade agreements and are subject to regulatory requirements. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles attract customers to dealer showrooms and help maintain sales volumes for other, more profitable vehicles and contribute towards meeting required fuel efficiency standards. As a result of these and other factors, we do not manage our business on an individual brand or vehicle basis.

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

GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. The demands of customers outside North America are primarily met with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet, GMC, Holden, and until the closing of the sale of the European Business, Opel and Vauxhall brands. We also have equity ownership stakes directly or indirectly in entities through various regional subsidiaries, primarily in Asia. These companies design, manufacture and/or market vehicles under the Baojun, Buick, Cadillac, Chevrolet, Jiefang and Wuling brands.

Our automotive operations' interest income and interest expense, Maven, corporate expenditures including autonomous vehicle-related engineering and other costs and certain nonsegment specific revenues and expenses are recorded centrally in Corporate. Corporate assets consist primarily of cash and cash equivalents, marketable securities, our investment in Lyft, goodwill, intangibles, Maven vehicles, intercompany balances and the assets of the Opel/Vauxhall Business classified as held for sale. Retained net underfunded pension liabilities related to the European Business are also recorded in Corporate. All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended June 30, 2017
	GMNA	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$28,437	$3,215	$2,297	$52		$34,001	$2,990	$(7)	$36,984
Earnings (loss) before interest and taxes-adjusted	$3,475	$340	$(23)	$(464)		$3,328	$357	$(3)	$3,682
Adjustments(a)	$—	$(460)	$(80)	$(114)		$(654)	$—	$—	(654)
Automotive interest income									68
Automotive interest expense									(132)
Net income attributable to noncontrolling interests									3
Income before income taxes									2,967
Income tax expense									(534)
Income from continuing operations									2,433
(Loss) from discontinued operations, net of tax									(770)
Net (income) attributable to noncontrolling interests									(3)
Net income attributable to common stockholders									$1,660

Equity in net assets of nonconsolidated affiliates	$79	$7,112	$1	$—	$—	$7,192	$1,056	$—	$8,248
Total assets(b)	$109,312	$20,436	$7,141	$41,890	$(40,585)	$138,194	$103,588	$(1,482)	$240,300
Depreciation and amortization	$1,187	$108	$70	$10	$—	$1,375	$1,586	$—	$2,961
Impairment charges	$34	$196	$3	$—	$—	$233	$—	$—	$233
Equity income	$1	$487	$—	$—	$—	$488	$42	$—	$530
__________

(a)
Consists of charges of $460 million related to restructuring actions in India and South Africa in GMIO; charges of $80 million associated with the deconsolidation of Venezuela in GMSA and charges of $114 million for legal related matters related to the ignition switch recall in Corporate.

(b)	Assets in Corporate and GM Financial include assets classified as held for sale.

	At and For the Three Months Ended June 30, 2016
	GMNA	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$30,222	$3,342	$1,639	$43		$35,246	$2,138	$(1)	$37,383
Earnings (loss) before interest and taxes-adjusted	$3,745	$190	$(118)	$(185)		$3,632	$214	$—	$3,846
Adjustments(a)	$—	$—	$—	$(115)		$(115)	$—	$—	(115)
Automotive interest income									50
Automotive interest expense									(144)
Net (loss) attributable to noncontrolling interests									(16)
Income before income taxes									3,621
Income tax expense									(877)
Income from continuing operations									2,744
Income from discontinued operations, net of tax									106
Net loss attributable to noncontrolling interests									16
Net income attributable to common stockholders									$2,866

Equity in net assets of nonconsolidated affiliates	$73	$7,244	$2	$—	$—	$7,319	$879	$—	$8,198
Total assets(b)	$98,173	$21,562	$7,676	$34,928	$(27,863)	$134,476	$77,724	$(1,751)	$210,449
Depreciation and amortization	$1,073	$106	$70	$5	$—	$1,254	$1,117	$—	$2,371
Impairment charges	$30	$31	$—	$—	$—	$61	$—	$—	$61
Equity income	$153	$469	$—	$—	$—	$622	$38	$—	$660
__________

(a)	Charges of $115 million for legal related matters related to the ignition switch recall.

(b)	Assets in Corporate and GM Financial include assets classified as held for sale.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Six Months Ended June 30, 2017
	GMNA	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$57,775	$6,393	$4,257	$226		$68,651	$5,738	$(139)	$74,250
Earnings (loss) before interest and taxes-adjusted	$6,946	$637	$(142)	$(787)		$6,654	$585	$(3)	$7,236
Adjustments(a)	$—	$(460)	$(80)	$(114)		$(654)	$—	$—	(654)
Automotive interest income									125
Automotive interest expense									(279)
Net income attributable to noncontrolling interests									12
Income before income taxes									6,440
Income tax expense									(1,321)
Income from continuing operations									5,119
(Loss) from discontinued operations, net of tax									(839)
Net (income) attributable to noncontrolling interests									(12)
Net income attributable to common stockholders									$4,268

Depreciation and amortization	$2,289	$226	$143	$12	$(1)	$2,669	$3,014	$—	$5,683
Impairment charges	$49	$197	$3	$5	$—	$254	$—	$—	$254
Equity income	$6	$991	$—	$—	$—	$997	$88	$—	$1,085
__________

(a)
Consists of charges of $460 million related to restructuring actions in India and South Africa in GMIO; charges of $80 million associated with the deconsolidation of Venezuela in GMSA and charges of $114 million for legal related matters related to the ignition switch recall in Corporate.

	At and For the Six Months Ended June 30, 2016
	GMNA	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$56,730	$6,547	$2,982	$73		$66,332	$4,069	$(2)	$70,399
Earnings (loss) before interest and taxes-adjusted	$6,129	$624	$(182)	$(390)		$6,181	$407	$—	$6,588
Adjustments(a)	$—	$—	$—	$(175)		$(175)	$—	$—	(175)
Automotive interest income									94
Automotive interest expense									(268)
Net (loss) attributable to noncontrolling interests									(38)
Income before income taxes									6,201
Income tax expense									(1,534)
Income from continuing operations									4,667
Income from discontinued operations, net of tax									114
Net loss attributable to noncontrolling interests									38
Net income attributable to common stockholders									$4,819

Depreciation and amortization	$2,097	$214	$127	$10	$(2)	$2,446	$2,041	$—	$4,487
Impairment charges	$41	$63	$—	$—	$—	$104	$—	$—	$104
Equity income	$159	$987	$—	$—	$—	$1,146	$74	$—	$1,220
__________

(a)	Charges of $175 million for legal related matters related to the ignition switch recall.

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

The assets and liabilities of the European Business are reported as held for sale and the results of operations and cash flows of the European Business are reported as discontinued operations for all periods presented. In previous periods, these operations were

GENERAL MOTORS COMPANY AND SUBSIDIARIES

primarily reported in our GME segment, which is no longer a reportable segment, and GM Financial. Refer to Note 2 to our condensed consolidated financial statements for additional information on the disposition of the European Business.

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

Non-GAAP Measures Unless otherwise indicated, our non-GAAP measures are related to our continuing operations and not our discontinued operations nor assets and liabilities held for sale. Our non-GAAP measures include earnings before interest and taxes (EBIT)-adjusted, presented net of noncontrolling interests, earnings per share (EPS)-diluted-adjusted, return on invested capital-adjusted (ROIC-adjusted) and adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

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

EPS-diluted-adjusted is used by management and can be used by investors to review our consolidated diluted earnings per share results on a consistent basis. EPS-diluted-adjusted is calculated as net income attributable to common stockholders-diluted less income (loss) from discontinued operations on an after-tax basis, adjustments noted above for EBIT-adjusted, gains or losses on the extinguishment of debt obligations on an after-tax basis and certain income tax adjustments divided by weighted-average common shares outstanding-diluted. Examples of income tax adjustments include the establishment or reversal of significant deferred tax asset valuation allowances.

ROIC-adjusted is used by management and can be used by investors to review our investment and capital allocation decisions. We define ROIC-adjusted as EBIT-adjusted for the trailing four quarters divided by ROIC-adjusted average net assets, which is considered to be the average equity balances adjusted for average automotive debt and interest liabilities, exclusive of capital leases; average automotive net pension and OPEB liabilities; and average automotive net income tax assets during the same period. Adjustments to the average equity balances exclude assets and liabilities classified as either assets held for sale or liabilities held for sale.

Adjusted automotive free cash flow is used by management and can be used by investors to review the liquidity of our automotive operations and to measure and monitor our performance against our capital allocation program and evaluate our automotive liquidity against the substantial cash requirements of our automotive operations. We measure adjusted automotive free cash flow as automotive operating cash flow from continuing operations less capital expenditures adjusted for management actions, primarily related to strengthening our balance sheet, such as prepayments of debt and discretionary contributions to employee benefit plans. Refer to the "Liquidity and Capital Resources" section of this MD&A for our reconciliation of Net automotive cash provided by operating activities under U.S. GAAP to this non-GAAP measure.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles Net income attributable to common stockholders under U.S. GAAP to EBIT-adjusted:

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,
	2017	2016	2017	2016	2016	2015	2016	2015
Net income attributable to common stockholders	$1,660	$2,866	$2,608	$1,953	$1,835	$6,266	$2,773	$1,359
(Income) loss from discontinued operations, net of tax	770	(106)	69	(8)	120	230	(5)	(123)
Income tax expense (benefit)	534	877	787	657	303	(3,139)	902	502
Gain on extinguishment of debt	—	—	—	—	—	(449)	—	—
Automotive interest expense	132	144	147	124	150	109	145	107
Automotive interest income	(68)	(50)	(57)	(44)	(45)	(40)	(43)	(37)
Adjustments
GMIO restructuring(a)	460	—	—	—	—	—	—	—
Venezuela deconsolidation(b)	80	—	—	—	—	—	—	—
Ignition switch recall and related legal matters(c)	114	115	—	60	235	60	(110)	1,500
Other	—	—	—	—	—	(18)	—	—
Total adjustments	654	115	—	60	235	42	(110)	1,500
EBIT-adjusted	$3,682	$3,846	$3,554	$2,742	$2,598	$3,019	$3,662	$3,308
_________

(a)
This adjustment was excluded because of a strategic decision to rationalize our core operations by exiting or significantly reducing our presence in various international markets to focus resources on opportunities expected to deliver higher returns. The adjustment primarily consists of asset impairments, sales incentives, inventory provisions, dealer restructuring, employee separations and other contract cancellation costs in India and South Africa.

(b)
This adjustment was excluded because we ceased operations and terminated employment relationships in Venezuela due to causes beyond our control, which included adverse political and economic conditions, including the seizure of our manufacturing facility.

(c)
These adjustments were excluded because of the unique events associated with the ignition switch recall. These events included the creation of the ignition switch recall compensation program, as well as various investigations, inquiries, and complaints from various constituents.

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$1,660	$1.09	$2,865	$1.81	$4,268	$2.80	$4,817	$3.05
Diluted (earnings) loss per common share – discontinued operations	770	0.51	(106)	(0.07)	839	0.55	(114)	(0.07)
Adjustments(a)	654	0.43	115	0.08	654	0.43	175	0.11
Tax effect on adjustments(b)	(208)	(0.14)	(43)	(0.03)	(208)	(0.14)	(66)	(0.04)
EPS-diluted-adjusted	$2,876	$1.89	$2,831	$1.79	$5,553	$3.64	$4,812	$3.05
__________

(a)	Refer to the reconciliation of Net income attributable to common stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for the details of each individual adjustment.

(b)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction in which the adjustment relates.

We define return on equity (ROE) as Net income attributable to common stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Four Quarters Ended
	June 30, 2017	June 30, 2016
Net income attributable to common stockholders	$8.9	$12.4
Average equity	$45.1	$40.2
ROE	19.7%	31.0%

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	June 30, 2017	June 30, 2016
EBIT-adjusted(a)	$13.5	$12.9
Average equity	$45.1	$40.2
Add: Average automotive debt and interest liabilities (excluding capital leases)	10.0	8.9
Add: Average automotive net pension & OPEB liability	21.5	23.8
Less: Average automotive net income tax asset	(32.2)	(33.2)
ROIC-adjusted average net assets	$44.4	$39.7
ROIC-adjusted	30.4%	32.5%
__________

(a)	Refer to the reconciliation of Net income attributable to common stockholders under U.S GAAP to EBIT-adjusted within this section of MD&A.

Overview Our strategic plan includes several major initiatives that we anticipate will help us achieve our goal of 9% to 10% margins on an EBIT-adjusted basis (EBIT-adjusted margins, calculated as EBIT-adjusted divided by Net sales and revenue) by early next decade: earn customers for life by delivering great products to our customers; lead the industry in quality and safety and improving the customer ownership experience; lead in technology and innovation, including OnStar 4G LTE and connected car, alternative propulsion, urban mobility including ride- and car-sharing through Maven and our investment in Lyft, active safety features and autonomous vehicles; grow our brands, particularly the Cadillac brand in the U.S. and China and the Chevrolet brand globally; continue our growth in China; continue the growth of GM Financial into our full captive automotive financing company; and deliver core operating efficiencies.

In addition to our EBIT-adjusted margin improvement goal, our overall financial targets include expected total annual operational and functional cost savings of $6.5 billion in aggregate through 2018 compared to 2014 costs, of which approximately $5.0 billion has been realized as of June 30, 2017, and which we expect will more than offset our incremental investments in brand building, engineering and technology as we launch new products in 2017 and beyond; and execution of our capital allocation program as described in the "Liquidity and Capital Resources" section of this MD&A.

For the year ending December 31, 2017 we expect to continue to generate strong consolidated financial results including total net sales and revenue, EBIT-adjusted and EBIT-adjusted margins that equal or exceed the corresponding amounts in 2016, ROIC-adjusted of greater than 25%, Automotive operating cash flow from continuing operations of approximately $15 billion, adjusted automotive free cash flow from continuing operations of approximately $7 billion, EPS-diluted of between $1.60 and $2.43 and EPS-diluted-adjusted of between $6.00 and $6.50. We expect these financial results to be driven in part by favorable shifts in mix for our new or refreshed product launches, including crossovers. The following table reconciles expected diluted earnings per common share under U.S. GAAP to expected EPS-diluted-adjusted:

Year Ending December 31, 2017
Diluted earnings per common share	$ 1.60-2.43
Diluted loss per common share – discontinued operations(a)(b)	2.46-2.79
Adjustments(c)	0.43
Tax effect on adjustments(d)	(0.14)
Tax adjustment(b)(e)	1.32
EPS-diluted-adjusted	$ 6.00-6.50

GENERAL MOTORS COMPANY AND SUBSIDIARIES

__________

(a)	Refer to Overview - PSA Group Transaction for additional details of the components of the charge expected to be recognized upon the sale of the European Business.

(b)	These estimates are subject to interest rate and foreign currency fluctuations and are based on the estimated closing dates for the Opel/Vauxhall Business and the Fincos.

(c)	Refer to the reconciliation of Net income attributable to common stockholders under U.S GAAP to EBIT-adjusted within the Non-GAAP Measures section of this MD&A.

(d)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction in which the adjustment relates.

(e)
This adjustment primarily consists of the tax provision related to the establishment of valuation allowances, as the deferred tax assets will no longer be realizable upon sale of our European Business to PSA Group.

The following table reconciles expected net automotive cash provided by operating activities from continuing operations under U.S. GAAP to expected adjusted automotive free cash flow from continuing operations (dollars in billions):

Year Ending December 31, 2017
Net automotive cash provided by operating activities – continuing operations	$15
Less: expected capital expenditures	(8)
Adjusted automotive free cash flow – continuing operations	7
Net automotive cash provided by operating activities – discontinued operations	—
Less: expected capital expenditures – discontinued operations	(1)
Adjusted automotive free cash flow	$6

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

GMNA In the six months ended June 30, 2017 industry sales in North America to retail and fleet customers were 10.6 million units representing a decrease of 1.3% compared to the corresponding period in 2016. U.S. industry sales were 8.6 million units in the six months ended June 30, 2017 and we expect industry unit sales to be in the low 17 millions for the full year. Consistent with 2016, U.S. industry sales in the second half of the year are projected to be stronger than in the first half of the year.

In the six months ended June 30, 2017 our vehicle sales in the U.S., our largest market in North America, totaled 1.4 million units for market share of 16.4%, representing an increase of 0.1 percentage points compared to the corresponding period in 2016. We continue to lead the U.S. industry in market share. The increase in our U.S. market share was driven by strong performance in commercial and government fleet sales, partially offset by a reduction in daily rental sales. Our U.S. retail market share, which excludes fleet sales, was flat compared to the corresponding period in 2016.

In the year ending December 31, 2017 we expect to sustain an EBIT-adjusted margin of greater than 10% on continued strength of U.S. industry light vehicle sales, key product launches and continued focus on overall cost savings. Based on our current cost structure, we continue to estimate GMNA’s breakeven point at the U.S. industry level to be in the range of 10.0 - 11.0 million units.

GMIO In the six months ended June 30, 2017 China industry sales to retail and fleet customers were 12.3 million units and our market share was 14.4%. We continue to see strength in sales of our Cadillac and Baojun passenger vehicles and SUVs. However, residual effects from the government's partial removal of a purchase tax incentive at the end of 2016, and the rapid growth of SUVs over sedans in the market impacted Buick and Chevrolet performance, while Wuling sales were impacted by the continuing market shift away from mini commercial vehicles. In the six months ended June 30, 2017 our Automotive China JVs generated equity income of $1.0 billion. We expect industry growth in 2017 and continuation of pricing pressures which will continue to pressure margins. We continue to expect an increase in vehicle sales in 2017 driven by new launches and expect to sustain strong China

GENERAL MOTORS COMPANY AND SUBSIDIARIES

equity income and margins by focusing on vehicle mix improvements, cost improvements and efficiencies, and downstream performance optimization.

Many markets in the rest of Asia Pacific, Africa and the Middle East continue to experience negative impacts from economic conditions such as foreign exchange volatility and low oil prices, however, strength in certain markets led to industry sales to retail and fleet customers of 10.5 million units, representing an increase of 2.4% in the six months ended June 30, 2017 compared to the corresponding period in 2016. Our vehicle sales totaled 0.3 million units leading to a market share of 3.0% in the six months ended June 30, 2017, a decrease of 0.5 percentage points compared to the corresponding period in 2016.

In May 2017 we announced several restructuring actions in GMIO which were primarily related to the withdrawal of Chevrolet from the Indian and South African markets by the end of 2017 and the transition of our South African manufacturing operations to Isuzu Motors. These actions occurred as a result of a strategic decision to focus resources on opportunities expected to deliver higher returns. Refer to Note 15 to our condensed consolidated financial statements for additional information related to these restructuring actions. We expect the operating environment to remain challenging. As we strategically assess our performance and the manner in which we operate in certain countries, additional restructuring and rationalization actions may be required and may have a material impact on our results of operations.

GMSA The South American automotive industry continues to be challenged by weak economic conditions and lack of consumer confidence. Despite these challenges, industry sales to retail and fleet customers were 1.9 million units in the six months ended June 30, 2017 representing an 11.5% increase compared to the corresponding period in 2016. In the six months ended June 30, 2017 our vehicle sales in Brazil, our largest market in South America, totaled 0.2 million units for market share of 17.2%, representing an increase of 1.2 percentage points compared to the corresponding period in 2016 as we continue to benefit from a refreshed portfolio.

For the remainder of 2017, we expect our results to improve driven by a modest industry recovery and the strength of our portfolio and brand. We will continue to monitor conditions in South America and take actions to address challenges in the region.

Venezuelan Operations  In May 2017 we deconsolidated our business in Venezuela. The deconsolidation follows the unexpected seizure of our plant on April 18, 2017 by public authorities which forced us to cease operations and terminate employment relationships due to causes beyond our control, which included adverse political and economic conditions. The deconsolidation resulted in a charge of $0.1 billion during the three months ended June 30, 2017.

Corporate In connection with our capital allocation program, as detailed in the "Liquidity and Capital Resources" section of this MD&A, we announced in January 2016 that our Board of Directors had authorized a program to purchase up to $4 billion of our common stock before the end of 2017, of which we have purchased $2.5 billion through June 30, 2017. We also announced in January 2017 that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date subsequent to completing the remaining portion of the previously announced program. From inception of the program in 2015 through July 17, 2017, we purchased an aggregate of 233 million shares of our outstanding common stock under our common stock repurchase program for $7.9 billion.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

We believe these vehicles are currently performing as designed and ongoing testing continues to support the belief that the vehicles' unique design and integration mitigates against inflator propellant degradation. For example, the airbag inflators used in the vehicles are a variant engineered specifically for our vehicles, and include features such as greater venting, unique propellant wafer configurations, and machined steel end caps. The inflators are packaged in the instrument panel in such a way as to minimize exposure to moisture from the climate control system. Also, these vehicles have features that minimize the maximum temperature to which the inflator will be exposed, such as larger interior volumes and standard solar absorbing windshields and side glass. We believe that the results of further testing and analysis will demonstrate that the vehicles do not present an unreasonable risk to safety and that no repair will ultimately be required. Accordingly, no warranty provision has been made for any repair associated with our vehicles subject to the Preliminary DIRs and amended consent order. However, in the event we are ultimately obligated to repair the vehicles subject to current or future Takata DIRs under the amended consent order in the U.S., we estimate a reasonably possible impact to GM of up to $0.9 billion.

GM continues to engage in discussions with regulators outside the U.S. with respect to Takata inflators. There are differences in vehicle and inflator design between the relevant vehicles sold internationally and those sold in the U.S. As a result of these discussions, we may be required to recall certain vehicles outside of the U.S. Additional recalls, if any, could be material to our results of operations and cash flows. We continue to monitor the international situation.

Through July 17, 2017 we were aware of one putative class action pending against GM in federal court in the U.S., one putative class action in Mexico and four putative class actions pending in various Provincial Courts in Canada arising out of allegations that airbag inflators manufactured by Takata are defective. In addition, the New Mexico Attorney General has initiated litigation against Takata and numerous automotive manufacturers, including GM. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

On June 26, 2017, Takata filed for bankruptcy protection in the United States and Japan. Over the past several months, a group of global automakers, including GM, have had discussions with Takata and Key Safety Systems, Inc. regarding a potential transaction involving the sale of Takata's business. GM has not experienced any supply interruptions arising from Takata initiating formal insolvency proceedings and anticipates that Takata will continue an uninterrupted supply of component parts to GM during the insolvency proceedings. GM continues to monitor Takata’s financial and operational performance and to develop alternative and contingent supplies to attempt to mitigate prospective threats to the supply of components.

PSA Group Transaction On March 5, 2017 we entered into the Agreement to sell our European Business, consisting of the Opel/Vauxhall Business and the Fincos, to PSA Group for net consideration with an estimated value of approximately $2.2 billion based upon exchange rates as of June 30, 2017, subject to foreign currency fluctuations. The net consideration to be paid for the Opel/Vauxhall Business under the Agreement has an estimated value of approximately $1.2 billion, consisting of (1) approximately $1.0 billion in cash; and (2) $0.7 billion in warrants in PSA Group; partially offset by (3) the approximate $0.5 billion de-risking premium payment to be made to PSA Group for assuming certain underfunded pension liabilities. The warrants are not exercisable for five years and do not include any governance or voting rights with respect to PSA Group. In addition, we have agreed to sell the shares of PSA Group received upon exercise of the warrants within 35 days after exercise. The net consideration to be paid for the Fincos will be 0.8 times their book value at closing, which we estimate will be approximately $1 billion. The purchase price is subject to certain working capital adjustments as provided in the Agreement.

During the three months ended June 30, 2017 the assets and liabilities of the European Business have been presented as being held for sale and its operations and cash flows have been presented as discontinued operations based on the progress towards satisfying the various closing conditions necessary to complete the transaction, that include receipt of necessary antitrust, financial

GENERAL MOTORS COMPANY AND SUBSIDIARIES

and other regulatory approvals, the reorganization of the European Business, including pension plans in the United Kingdom, the completion of the contribution or sale by Adam Opel AG of its assets and liabilities to a subsidiary, the transfer of GMAC UK plc’s interest in SAIC-GMAC Automotive Finance Company Limited to GM Financial or an alternate entity we designate, unless either party elects to close without completion of this transfer, and the continued accuracy, subject to certain exceptions, at closing of our representations and warranties. The transfer of the Opel/Vauxhall Business is expected to close in the second half of 2017, subject to the receipt of necessary regulatory approvals and satisfaction of other closing conditions, and the transfer of the Fincos is expected to close as soon as practicable after the receipt of the necessary antitrust, financial and other regulatory approvals and satisfaction of other closing conditions, which may be after the transfer of the Opel/Vauxhall Business. The transfer of the Fincos will not occur unless the transfer of the Opel/Vauxhall Business occurs. Refer to Note 2 to our condensed consolidated financial statements for more information related to the assets and liabilities held for sale and discontinued operations of the European Business.

The Company expects to recognize a charge resulting from the sale of the European Business of approximately $5.5 to $6.0 billion of which approximately $3.5 to $4.0 billion will be recorded in Income (loss) from discontinued operations, net of tax, and $2.0 billion will be treated as an adjustment to EPS-diluted-adjusted. The expected charge principally relates to: (1) approximately $3.9 billion of deferred tax assets that will no longer be realizable or that will transfer to PSA Group upon sale; (2) approximately $1.6 billion related to previously deferred pension losses and payment of a de-risking premium to PSA Group for its assumption of certain underfunded pension liabilities; (3) a disposal loss on the Fincos of up to $0.7 billion; and (4) other net charges primarily related to contract cancellations, working capital adjustments and certain transitional services and other costs to support the separation of operations to be provided for a period of time following closing. Proceeds will partially offset certain of these charges. Of these amounts, in the three months ended June 30, 2017 we recognized a disposal loss of $0.3 billion as a result of the Fincos being classified as held for sale, charges of $0.4 billion for the cancellation of product programs resulting from the convergence of vehicle platforms between our European Business and PSA Group and other insignificant charges. These charges were recorded in Income (loss) from discontinued operations, net of tax. The remainder of the expected charge will be recognized upon closing.

The Seller has agreed to indemnify PSA Group for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Agreement and for certain other liabilities including emissions and product liabilities. The Company has entered into a guarantee for the benefit of PSA Group and pursuant to which the Company has agreed to guarantee the Seller's obligation to indemnify PSA Group for certain losses resulting from any inaccuracy of certain representations and warranties or breaches of our covenants in the Agreement and for certain other liabilities. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments.

We will retain net underfunded pension liabilities of approximately $7.0 billion primarily to current pensioners and former employees of the European Business with vested pension rights. PSA Group will assume approximately $2.9 billion of net underfunded pension liabilities primarily with respect to active employees of the European Business, and at closing, the Seller will make payments to PSA Group, or one or more pension funding vehicles, of approximately $3.4 billion, subject to foreign currency and discount rate fluctuations, in respect of these assumed liabilities, which includes pension funding payments for active employees and the de-risking premium payment of approximately $0.5 billion discussed above. The pension liabilities described herein are calculated as of December 31, 2016 and have been updated to reflect foreign exchange rates at June 30, 2017. The actual pension liabilities retained by the Seller and assumed by PSA Group will be determined at the closing date and, as a result, may differ from the amounts reported herein. We have entered into interest rate swaps and foreign exchange forwards to hedge market risk associated with funding pension liabilities assumed by PSA Group. At closing we expect to draw upon our three year revolving credit facility to fund the payments made to PSA Group for the transferred pension liabilities. We plan to issue debt securities thereafter to repay the draw on our credit facility subject to market conditions.

As part of the retained pension liabilities described above, we will retain the United Kingdom defined benefit pension plans in existence at signing related to the European Business, including responsibility for service cost accruals through the closing date. Those plans with active participants will close to future accrual as of the day before closing. Any future service cost accruals on and from the closing date will be the responsibility of PSA Group.

We have agreed to purchase from and supply to PSA Group certain vehicles for a period of time following closing and not to engage in certain competing businesses in Europe for a period of three years.

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

Wholesale vehicle sales data (vehicles in thousands), which represents sales directly to dealers and others, including sales to fleet customers, is the measure that correlates to our revenue from the sale of vehicles, which is the largest component of Automotive net sales and revenue. Wholesale vehicle sales exclude vehicles sold by joint ventures. We have agreed to purchase from and supply to PSA Group certain vehicles for a period of time following the close of the Agreement. As a result, GMIO wholesale vehicle sales include 46 and 35 vehicles related to transactions with the European Business for the three months ended June 30, 2017 and 2016 and 94 and 70 vehicles for the six months ended June 30, 2017 and 2016. Changes in wholesale vehicle sales in GMNA and GMSA were insignificant for the three and six months ended June 30, 2017 and 2016. In the six months ended June 30, 2017, 37.5% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
GMNA	894	73.7%	1,004	76.5%	1,834	74.8%	1,878	76.2%
GMIO	155	12.8%	175	13.4%	316	12.9%	340	13.8%
GMSA	164	13.5%	133	10.1%	302	12.3%	247	10.0%
Total	1,213	100.0%	1,312	100.0%	2,452	100.0%	2,465	100.0%

Discontinued operations	303		335		606		636

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended						Six Months Ended
	June 30, 2017			June 30, 2016			June 30, 2017			June 30, 2016
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,499	725	16.1%	4,630	755	16.3%	8,605	1,414	16.4%	8,811	1,439	16.3%
Other	1,087	154	14.2%	1,073	155	14.4%	1,984	281	14.1%	1,921	270	14.1%
Total North America(c)	5,586	879	15.7%	5,703	910	16.0%	10,589	1,695	16.0%	10,732	1,709	15.9%
Asia/Pacific, Middle East and Africa
China(a)	6,121	852	13.9%	6,384	839	13.1%	12,301	1,766	14.4%	12,997	1,815	14.0%
Other(d)	5,097	163	3.2%	5,019	187	3.7%	10,547	318	3.0%	10,299	356	3.5%
Total Asia/Pacific, Middle East and Africa(c)	11,218	1,015	9.0%	11,403	1,026	9.0%	22,848	2,084	9.1%	23,296	2,171	9.3%
South America
Brazil	547	94	17.2%	502	82	16.3%	1,019	176	17.2%	983	158	16.0%
Other	463	66	14.4%	392	54	13.9%	930	132	14.2%	765	111	14.6%
Total South America(c)	1,010	160	15.9%	894	136	15.2%	1,949	308	15.8%	1,748	269	15.4%
Total in GM markets	17,814	2,054	11.5%	18,000	2,072	11.5%	35,386	4,087	11.5%	35,776	4,149	11.6%
Total Europe	5,092	289	5.7%	5,099	318	6.2%	10,152	599	5.9%	9,760	619	6.3%
Total Worldwide(b)	22,906	2,343	10.2%	23,099	2,390	10.3%	45,538	4,686	10.3%	45,536	4,768	10.5%
United States
Cars	1,632	184	11.2%	1,836	233	12.7%	3,135	362	11.6%	3,528	445	12.6%
Trucks	1,267	310	24.4%	1,251	327	26.2%	2,424	601	24.8%	2,371	610	25.7%
Crossovers	1,600	231	14.5%	1,543	195	12.6%	3,046	451	14.8%	2,912	384	13.2%
Total United States	4,499	725	16.1%	4,630	755	16.3%	8,605	1,414	16.4%	8,811	1,439	16.3%
China(a)
SGMS		424			398			810			810
SGMW and FAW-GM		428			441			956			1,005
Total China	6,121	852	13.9%	6,384	839	13.1%	12,301	1,766	14.4%	12,997	1,815	14.0%
__________

(a)
Our China sales include the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC GM Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). In the three months ended March 31, 2017, we began using estimated vehicle registrations data as the basis for calculating industry volume and market share in China. In the three and six months ended June 30, 2016, wholesale volumes were used for Industry, GM and Market Share. Our retail sales in China were 847 and 1,810 in the three and six months ended June 30, 2016.

(b)	We do not currently export vehicles to Cuba, Iran, North Korea, Sudan or Syria. Accordingly these countries are excluded from industry sales data and corresponding calculation of market share.

(c)	Sales of Opel/Vauxhall outside of Europe were insignificant in the three and six months ended June 30, 2017 and 2016.

(d)	Includes Industry and GM sales in India and South Africa. We intend to phase out sales of Chevrolet in the Indian and South African markets by the end of 2017.

In the six months ended June 30, 2017 we estimate we had the largest market share in North America and South America, and the number three market share in the Asia/Pacific, Middle East and Africa region.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
GMNA	173	186	341	382
GMIO	69	77	123	128
GMSA	38	40	73	65
Total fleet sales	280	303	537	575

Fleet sales as a percentage of total retail vehicle sales	13.6%	14.6%	13.1%	13.9%

The following table summarizes United States fleet sales (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Daily rental sales	46	71	118	149
Other fleet sales	93	84	163	153
Total fleet sales	139	155	281	302

GM Financial Summary and Outlook GM Financial has expanded its leasing, near prime and prime lending programs in North America; therefore, leasing and prime lending have become a larger percentage of originations and the retail portfolio balance. GM Financial expects used car prices to decline approximately 7% during 2017 compared to 2016 and expects an increased supply of used vehicles to continue to pressure used car prices through at least 2018. GM Financial is currently experiencing weaker residual values, especially in the crossover segment. GM Financial continues to expect pre-tax income to double from 2014 earnings of $0.8 billion once full captive penetration levels are achieved. The following table summarizes the residual value as well as the number of units included in GM Financial equipment on operating leases, net by vehicle type (units in thousands):

	June 30, 2017			December 31, 2016
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Cars	$5,814	459	29.9%	$5,240	420	31.7%
Trucks	6,136	256	16.7%	5,231	224	16.9%
Crossovers	12,383	732	47.7%	10,349	604	45.7%
SUVs	3,262	88	5.7%	2,791	75	5.7%
Total	$27,595	1,535	100.0%	$23,611	1,323	100.0%

GM Financial's retail penetration in North America grew to approximately 44% in the six months ended June 30, 2017 from approximately 35% in the corresponding period in 2016 as a result of the expanded leasing and lending programs. In the six months ended June 30, 2017 and 2016 GM Financial's revenue consisted of leased vehicle income of 71% and 63%, retail finance charge income of 24% and 31%, commercial finance charge income of 3% and 3% and other income of 2% and 3%. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. Refer to the PSA Group Transaction portion of the “Overview” section of this MD&A for a discussion on the Agreement to sell the Fincos to PSA Group.

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

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2017	June 30, 2016			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$28,437	$30,222	$(1,785)	(5.9)%	$(3.0)	$1.3	$(0.1)	$—
GMIO	3,215	3,342	(127)	(3.8)%	$(0.3)	$0.1	$0.1	$—
GMSA	2,297	1,639	658	40.1%	$0.3	$0.2	$0.1	$—
Corporate	52	43	9	20.9%				$—
Automotive	34,001	35,246	(1,245)	(3.5)%	$(3.0)	$1.6	$0.1	$0.1
GM Financial	2,990	2,138	852	39.9%				$0.9
Eliminations	(7)	(1)	(6)	n.m.				$—
Total net sales and revenue	$36,984	$37,383	$(399)	(1.1)%	$(3.0)	$1.6	$0.1	$0.9
__________
n.m. = not meaningful

	Six Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2017	June 30, 2016			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$57,775	$56,730	$1,045	1.8%	$(1.2)	$1.8	$0.5	$—
GMIO	6,393	6,547	(154)	(2.4)%	$(0.4)	$—	$0.2	$—
GMSA	4,257	2,982	1,275	42.8%	$0.6	$0.3	$0.1	$0.2
Corporate	226	73	153	n.m.				$0.2
Automotive	68,651	66,332	2,319	3.5%	$(1.0)	$2.2	$0.8	$0.4
GM Financial	5,738	4,069	1,669	41.0%				$1.7
Eliminations	(139)	(2)	(137)	n.m.				$(0.1)
Total net sales and revenue	$74,250	$70,399	$3,851	5.5%	$(1.0)	$2.2	$0.8	$1.9
__________
n.m. = not meaningful

Automotive Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2017	June 30, 2016			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$23,343	$24,904	$1,561	6.3%	$2.1	$(0.8)	$0.4	$(0.1)
GMIO	3,538	3,349	(189)	(5.6)%	$0.3	$(0.1)	$(0.4)	$0.1
GMSA	2,157	1,596	(561)	(35.2)%	$(0.3)	$(0.2)	$(0.1)	$(0.1)
Corporate	178	93	(85)	n.m.			$(0.2)	$0.1
Eliminations	(4)	(1)	3	n.m.			$—	$—
Total automotive cost of sales	$29,212	$29,941	$729	2.4%	$2.1	$(1.1)	$(0.3)	$—
__________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2017	June 30, 2016			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$47,528	$47,288	$(240)	(0.5)%	$0.9	$(1.7)	$0.7	$(0.2)
GMIO	6,699	6,398	(301)	(4.7)%	$0.3	$(0.2)	$(0.4)	$—
GMSA	4,072	2,880	(1,192)	(41.4)%	$(0.5)	$(0.4)	$(0.1)	$(0.2)
Corporate	487	58	(429)	n.m.			$(0.5)	$—
Eliminations	(136)	(2)	134	n.m.			$0.1	$—
Total automotive cost of sales	$58,650	$56,622	$(2,028)	(3.6)%	$0.7	$(2.3)	$(0.1)	$(0.3)
__________
n.m. = not meaningful

In the three months ended June 30, 2017 unfavorable Cost was due primarily to: (1) charges of $0.4 billion related to restructuring actions in India and South Africa; (2) increased engineering costs of $0.3 billion; and (3) increased material and freight costs of $0.3 billion related to vehicles launched within the last twelve months incorporating significant exterior and/or interior changes (Majors), partially offset by decreased material and freight costs of $0.2 billion related to carryover vehicles; partially offset by (4) decreased warranty costs of $0.4 billion.

In the six months ended June 30, 2017 unfavorable Cost was due primarily to: (1) increased engineering costs of $0.6 billion;(2) charges of $0.4 billion related to restructuring actions in India and South Africa; and (3) increased material and freight costs of $0.5 billion related to Majors, partially offset by decreased material and freight costs of $0.4 billion related to carryover vehicles; partially offset by (4) decreased other costs of $0.5 billion primarily attributed to decreased manufacturing costs, partially offset by increased depreciation and amortization; (5) decreased warranty costs of $0.4 billion; and (6) restructuring costs related to the UAW cash severance incentive program of $0.2 billion in 2016. In the six months ended June 30, 2017 unfavorable Other was due primarily to the foreign currency effect of $0.3 billion due primarily to the strengthening of the Brazilian Real against the U.S. Dollar.

Automotive selling, general and administrative expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2017	June 30, 2016		%	June 30, 2017	June 30, 2016		%
Automotive selling, general and administrative expense	$2,479	$2,508	$29	1.2%	$4,837	$4,978	$141	2.8%

In the six months ended June 30, 2017 Automotive selling, general and administrative expense decreased due primarily to a decrease in charges of $0.1 billion for ignition switch civil litigation.

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2017	June 30, 2016		%	June 30, 2017	June 30, 2016		%
Income tax expense	$534	$877	$343	39.1%	$1,321	$1,534	$213	13.9%

In the three months ended June 30, 2017 Income tax expense decreased due primarily to tax benefits from foreign dividends and a decrease in pre-tax income.

In the six months ended June 30, 2017 Income tax expense decreased due primarily to tax benefits from foreign dividends.

If law is enacted that reduces the U.S. statutory tax rate, we expect that we would record a one-time reduction to the net deferred tax assets and a related increase to income tax expense in the period that includes the enactment date of the tax rate change that could be material to the results of our operations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Discontinued Operations

	Three Months Ended		Favorable / (Unfavorable)		Six Months Ended		Favorable / (Unfavorable)
	June 30, 2017	June 30, 2016		%	June 30, 2017	June 30, 2016		%
Income (loss) from discontinued operations, net of tax	$(770)	$106	$(876)	n.m.	$(839)	$114	$(953)	n.m.
__________
n.m. = not meaningful

In the three and six months ended June 30, 2017 Income (loss) from discontinued operations, net of tax, decreased due primarily to: (1) disposal loss of $0.6 billion, net of tax, primarily related to contract cancellation charges and a loss recorded as a result of the Fincos being classified as held for sale; and (2) increased operating losses of $0.3 billion due primarily to decreased wholesale volumes and unfavorable foreign exchange in the United Kingdom.

GM North America

	Three Months Ended		Favorable / (Unfavorable)%		Variance Due To
	June 30, 2017	June 30, 2016			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$28,437	$30,222	$(1,785)	(5.9)%	$(3.0)	$1.3	$(0.1)		$—
EBIT-adjusted	$3,475	$3,745	$(270)	(7.2)%	$(0.9)	$0.5	$(0.1)	$0.6	$(0.4)
EBIT-adjusted margin	12.2%	12.4%	(0.2)%
	(Vehicles in thousands)
Wholesale vehicle sales	894	1,004	(110)	(11.0)%

	Six Months Ended		Favorable / (Unfavorable)%		Variance Due To
	June 30, 2017	June 30, 2016			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$57,775	$56,730	$1,045	1.8%	$(1.2)	$1.8	$0.5		$—
EBIT-adjusted	$6,946	$6,129	$817	13.3%	$(0.3)	$0.1	$0.5	$1.0	$(0.4)
EBIT-adjusted margin	12.0%	10.8%	1.2%
	(Vehicles in thousands)
Wholesale vehicle sales	1,834	1,878	(44)	(2.3)%

GMNA Total Net Sales and Revenue In the three months ended June 30, 2017 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes due primarily to a decrease in off-lease rental car sales and a decrease in the Chevrolet Malibu and Cruze, partially offset by increased wholesale volumes of the Chevrolet Equinox, GMC Acadia, and full-sized trucks; partially offset by (2) favorable Mix associated with the decrease in off-lease rental car activities and decreased sales of the Chevrolet Malibu and Cruze, partially offset by the Equinox.

In the six months ended June 30, 2017 Total net sales and revenue increased due primarily to: (1) favorable Mix due primarily to a decrease in off-lease rental car sales, a decrease in the Chevrolet Malibu and an increase in full-size trucks; and (2) favorable pricing for Majors and carryovers primarily related to full-size trucks; partially offset by (3) decreased net wholesale volumes due primarily to a decrease in off-lease rental car sales and a decrease in the Chevrolet Malibu, partially offset by increased wholesale volumes of full-size trucks.

GMNA EBIT-Adjusted In the three months ended June 30, 2017 EBIT-adjusted decreased due primarily to: (1) decreased wholesale volumes; (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Mexican Peso and Canadian Dollar against the U.S. dollar; partially offset by (3) favorable Cost including decreased warranty costs of $0.4 billion and decreased material and freight costs related to carryover vehicles of $0.2 billion, partially offset by increased material costs for Majors of $0.2 billion; and (4) favorable Mix due to a decrease in off-lease rental car activities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2017 EBIT-adjusted increased due primarily to: (1) favorable Cost including decreased material and freight costs related to carryover vehicles of $0.4 billion, decreased warranty costs of $0.4 billion, decreased restructuring charges of $0.2 billion related to the 2016 UAW cash severance incentive program and decreased manufacturing costs, partially offset by increased material costs for Majors of $0.5 billion and increased engineering costs; and (2) favorable pricing for Majors and carryovers primarily related to full-size trucks; partially offset by (3) Unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Mexican Peso against the U.S. dollar; and (4) decreased wholesale volumes.

GM International Operations

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2017	June 30, 2016		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$3,215	$3,342	$(127)	(3.8)%	$(0.3)	$0.1	$0.1		$—
EBIT-adjusted	$340	$190	$150	78.9%	$(0.1)	$—	$0.1	$—	$0.1
EBIT-adjusted margin	10.6%	5.7%	4.9%
Equity income – Automotive China	$509	$471	$38	8.1%
EBIT (loss)-adjusted – excluding Equity income	$(169)	$(281)	$112	39.9%
	(Vehicles in thousands)
Wholesale vehicle sales	155	175	(20)	(11.4)%

	Six Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2017	June 30, 2016		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$6,393	$6,547	$(154)	(2.4)%	$(0.4)	$—	$0.2		$—
EBIT-adjusted	$637	$624	$13	2.1%	$(0.1)	$(0.1)	$0.2	$—	$—
EBIT-adjusted margin	10.0%	9.5%	0.5%
Equity income – Automotive China	$1,013	$989	$24	2.4%
EBIT (loss)-adjusted – excluding Equity income	$(376)	$(365)	$(11)	(3.0)%
	(Vehicles in thousands)
Wholesale vehicle sales	316	340	(24)	(7.1)%

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT-adjusted above.

GMIO Total Net Sales and Revenue In the three months ended June 30, 2017 Total net sales and revenue decreased due primarily to decreased wholesale volumes across our vehicle portfolio in the Middle East due to decreased industry sales and decreased passenger car volumes in Australia due to ceasing production of the Chevrolet Cruze; partially offset by favorable pricing in Egypt to mitigate the impact of the weakening of the Egyptian Pound against the U.S. Dollar.

In the six months ended June 30, 2017 Total net sales and revenue decreased due primarily to: decreased wholesale volumes across our vehicle portfolio in the Middle East associated with decreased industry sales and decreased passenger car volumes in Australia due to ceasing production of the Chevrolet Cruze; partially offset by favorable pricing in Egypt to mitigate the impact of the weakening of the Egyptian Pound against the U.S. Dollar and Majors in Korea primarily related to Chevrolet Malibu.

GMIO EBIT-Adjusted In the three months ended June 30, 2017 EBIT-adjusted increased due primarily to: favorable price; partially offset by decreased wholesale volumes.

In the six months ended June 30, 2017 EBIT-adjusted remained flat due primarily to favorable price; partially offset by unfavorable mix in the Middle East and decreased wholesale volumes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We view the Chinese market as important to our global growth strategy and are employing a multi-brand strategy led by our Buick, Chevrolet and Cadillac brands. In the coming years we plan to leverage our global architectures to increase the number of product offerings under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the local Baojun and Wuling brands, with Baojun seizing the growth opportunities in less developed cities and markets. We operate in the Chinese market through a number of joint ventures and maintaining good relations with our joint venture partners, which are affiliated with the Chinese government, is an important part of our China growth strategy.

The following tables summarize certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Wholesale vehicles including vehicles exported to markets outside of China	887	861	1,879	1,847
Total net sales and revenue	$10,815	$10,281	$22,016	$21,472
Net income	$902	$979	$1,948	$2,065

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$6,392	$8,197
Debt	$310	$246

GM South America

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2017	June 30, 2016		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$2,297	$1,639	$658	40.1%	$0.3	$0.2	$0.1		$—
EBIT (loss)-adjusted	$(23)	$(118)	$95	80.5%	$0.1	$0.1	$0.1	$(0.1)	$—
EBIT (loss)-adjusted margin	(1.0)%	(7.2)%	6.2%
	(Vehicles in thousands)
Wholesale vehicle sales	164	133	31	23.3%

	Six Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2017	June 30, 2016		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$4,257	$2,982	$1,275	42.8%	$0.6	$0.3	$0.1		$0.2
EBIT (loss)-adjusted	$(142)	$(182)	$40	22.0%	$0.1	$—	$0.1	$(0.1)	$(0.1)
EBIT (loss)-adjusted margin	(3.3)%	(6.1)%	2.8%
	(Vehicles in thousands)
Wholesale vehicle sales	302	247	55	22.3%

GMSA Total Net Sales and Revenue In the three months ended June 30, 2017 Total net sales and revenue increased due primarily to increased wholesale volumes associated with the Chevrolet Onix in Brazil and Argentina and favorable Mix driven by increased sales of the Chevrolet Cruze in Brazil and Argentina.

In the six months ended June 30, 2017 Total net sales and revenue increased due primarily to: (1) increased wholesale volumes associated with the Chevrolet Onix in Brazil and Argentina; (2) favorable Mix driven by increased sales of the Chevrolet Cruze in Brazil and Argentina; and (3) favorable Other due primarily to the foreign currency effect resulting from the strengthening of the Brazilian Real against the U.S. Dollar.

GMSA EBIT (Loss)-Adjusted In the three months ended June 30, 2017 EBIT (loss)-adjusted decreased due primarily to increased wholesale volumes and favorable Mix.

In the six months ended June 30, 2017 EBIT (loss)-adjusted decreased due primarily to increased wholesale volumes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial

	Three Months Ended		Increase / (Decrease)%		Six Months Ended		Increase/ (Decrease)%
	June 30, 2017	June 30, 2016			June 30, 2017	June 30, 2016
Total revenue	$2,990	$2,138	$852	39.9%	$5,738	$4,069	$1,669	41.0%
Provision for loan losses	$158	$144	$14	9.7%	$369	$334	$35	10.5%
Earnings before income taxes-adjusted	$357	$214	$143	66.8%	$585	$407	$178	43.7%
	(Dollars in billions)
Average debt outstanding	$73.7	$52.7	$21.0	39.8%	$70.4	$50.1	$20.3	40.5%
Effective rate of interest paid	3.5%	3.5%	—%		3.5%	3.5%	—%

GM Financial Revenue In the three months ended June 30, 2017 Total revenue increased due primarily to increased leased vehicle income of $0.7 billion due to a larger lease portfolio.

In the six months ended June 30, 2017 Total revenue increased due primarily to increased leased vehicle income of $1.5 billion due to a larger lease portfolio.

GM Financial Earnings Before Income Taxes-Adjusted In the three months ended June 30, 2017 Earnings before income taxes-adjusted increased due primarily to increased net leased vehicle income of $0.2 billion due primarily to a larger lease portfolio, partially offset by an increase in interest expense due to an increase in average debt outstanding.

In the six months ended June 30, 2017 Earnings before income taxes-adjusted increased due primarily to increased net leased vehicle income of $0.4 billion due primarily to a larger lease portfolio, partially offset by increase in interest expense of $0.3 billion due to an increase in average debt outstanding.

Liquidity and Capital Resources We believe that our current level of cash and cash equivalents, marketable securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations and future debt issuances. We also maintain access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on three objectives, which constitute our capital allocation framework: (1) reinvest in our business; (2) maintain an investment-grade balance sheet; and (3) return excess cash to stockholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $8 billion annually as well as payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls, the settlements of the multidistrict litigation and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (4) dividend payments on our common stock that are declared by our Board of Directors; (5) payments to purchase shares of our common stock authorized by our Board of Directors; and (6) payments of approximately $3.4 billion based on June 30, 2017 foreign exchange rates related to pension liabilities assumed by PSA Group pursuant to the Agreement, which we expect to fund primarily by drawing on our three year revolving credit facility and intend to subsequently repay through the issuance of debt securities, subject to market conditions. We have entered into interest rate swaps and foreign exchange forwards to hedge market risk associated with these payments.

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

As part of our capital allocation framework we announced in January 2016 that our Board of Directors had authorized a program to purchase up to $4 billion of our common stock before the end of 2017, of which we have purchased $2.5 billion through June 30, 2017. We also announced in January 2017 that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date, subsequent to completing the remaining portion of the previously announced program. From inception of the program in 2015 through July 17, 2017 we purchased an aggregate of 233 million shares of our outstanding common stock under our common stock repurchase program for $7.9 billion. In the six months ended June 30, 2017 we returned total cash to shareholders of $2.6 billion, consisting of dividends paid on our common stock and purchases of our common stock.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. The total size of our credit facilities was $14.5 billion at June 30, 2017 and December 31, 2016, which consisted principally of our two primary revolving credit facilities. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.4 billion at June 30, 2017 and December 31, 2016. GM Financial had access to our revolving credit facilities at June 30, 2017 and December 31, 2016 but did not borrow against them. At June 30, 2017 and December 31, 2016 we had intercompany loans from GM Financial of $0.4 billion and $0.3 billion, which consisted primarily of commercial loans to dealers we consolidate, and we had no intercompany loans to GM Financial. The following table summarizes our automotive available liquidity (dollars in billions):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$11.4	$9.8
Marketable securities	9.1	11.8
Available liquidity	20.5	21.6
Available under credit facilities(a)	14.1	14.2
Total automotive available liquidity	$34.6	$35.8
__________

(a)	Includes outstanding letters of credit of $0.2 billion at June 30, 2017 and December 31, 2016 under our primary credit facilities to be transferred to PSA Group at closing.

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

Six Months Ended June 30, 2017
Operating cash flow	$6.2
Capital expenditures	(4.1)
Dividends paid and payments to purchase common stock	(2.6)
Other non-operating	(0.7)
Total change in automotive available liquidity	$(1.2)

Automotive Cash Flow (Dollars in Billions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Change
	June 30, 2017	June 30, 2016
Operating Activities
Income from continuing operations	$4.7	$4.3	$0.4
Depreciation, amortization and impairment charges	2.9	2.6	0.3
Pension and OPEB activities	(1.2)	(3.2)	2.0
Working capital	(1.5)	(0.3)	(1.2)
Equipment on operating leases	(0.9)	0.4	(1.3)
Accrued and other liabilities	—	(1.2)	1.2
Income taxes	0.8	1.0	(0.2)
Undistributed earnings of nonconsolidated affiliates, net	0.6	0.8	(0.2)
Other	0.8	(0.7)	1.5
Net automotive cash provided by operating activities	$6.2	$3.7	$2.5

In the six months ended June 30, 2017 the change in Pension and OPEB activities was due primarily to discretionary contributions of $2.0 billion made to our U.S. hourly pension plan in the six months ended June 30, 2016. The change in Working capital was due primarily to a decrease in the change in accounts payable as a result of reduced production volumes. The changes in Equipment on operating leases and Accrued and other liabilities were due primarily to the increase in units provided to daily rental car companies. The change in Other was due to several insignificant items.

	Six Months Ended		Change
	June 30, 2017	June 30, 2016
Investing Activities
Capital expenditures	$(4.1)	$(4.0)	$(0.1)
Acquisitions and liquidations of marketable securities, net	2.7	3.7	(1.0)
Investment in Lyft	—	(0.5)	0.5
Acquisition of Cruise	—	(0.3)	0.3
Other	0.1	0.1	—
Net automotive cash used in investing activities	$(1.3)	$(1.0)	$(0.3)

	Six Months Ended		Change
	June 30, 2017	June 30, 2016
Financing Activities
Issuance of senior unsecured notes	$—	$2.0	$(2.0)
Dividends paid and payments to purchase common stock	(2.6)	(1.5)	(1.1)
Other	(0.3)	(0.2)	(0.1)
Net automotive cash provided by (used in) financing activities	$(2.9)	$0.3	$(3.2)

Adjusted Automotive Free Cash Flow (Dollars in Billions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended
	June 30, 2017	June 30, 2016
Net automotive cash provided by operating activities – continuing operations	$6.2	$3.7
Less: capital expenditures	(4.1)	(4.0)
Adjustment – discretionary pension plan contributions	—	2.0
Adjusted automotive free cash flow – continuing operations(a)	2.0	1.7
Net automotive cash provided by operating activities – discontinued operations	0.1	0.6
Less: capital expenditures – discontinued operations	(0.5)	(0.6)
Adjusted automotive free cash flow	$1.6	$1.7
__________

(a)	Amounts may not add due to rounding.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). In January 2017 Moody's upgraded our revolving credit facilities rating to Baa2 from Baa3, and revised their outlook to Stable from Positive. Our senior unsecured bonds were upgraded to Baa3 from Ba1 and remain notched below our revolving credit facilities rating. Also in January 2017, S&P upgraded our corporate rating, revolving credit facilities rating and senior unsecured rating to BBB from BBB– and revised their outlook to Stable from Positive. In June 2017 Fitch upgraded our corporate rating, revolving credit facilities rating and senior unsecured rating to BBB from BBB– and revised their outlook to Stable from Positive.

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

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$5.2	$2.8
Borrowing capacity on unpledged eligible assets	10.7	8.3
Borrowing capacity on committed unsecured lines of credit	0.1	0.1
Total GM Financial available liquidity	$16.0	$11.2

In the six months ended June 30, 2017 available liquidity increased due primarily to an increase in cash and additional capacity on new and renewed secured credit facilities.

GM Financial has the ability to borrow up to $1.0 billion against our three-year, $4.0 billion revolving credit facility and up to $3.0 billion against our five-year, $10.5 billion revolving credit facility.

GM Financial Cash Flow (Dollars in Billions)

	Six Months Ended		Change
	June 30, 2017	June 30, 2016
Net cash provided by operating activities	$3.2	$2.3	$0.9
Net cash used in investing activities	$(13.7)	$(11.0)	$(2.7)
Net cash provided by financing activities	$13.4	$8.8	$4.6

In the six months ended June 30, 2017 Net cash provided by operating activities increased due primarily to an increase in net leased vehicle income, partially offset by increased interest expense and operating expenses.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2017 Net cash used in investing activities increased due primarily to: (1) increased purchases and funding of finance receivables of $5.6 billion; partially offset by (2) increased proceeds from the termination of leased vehicles of $1.6 billion; (3) increased collections on finance receivables of $1.1 billion; and (4) decreased purchases of leased vehicles of $0.3 billion.

In the six months ended June 30, 2017 Net cash provided by financing activities increased due primarily to a net increase in borrowings.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended June 30, 2017:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
April 1, 2017 through April 30, 2017	73,453	$35.31	—	$8.0 billion
May 1, 2017 through May 31, 2017	22,053,646	$33.41	22,043,708	$7.2 billion
June 1, 2017 through June 30, 2017	22,681,844	$34.37	22,121,456	$6.5 billion
Total	44,808,943	$33.90	44,165,164
__________

(a)
Shares purchased consist of shares retained by us for the payment of the exercise price upon the exercise of warrants and shares delivered by employees or directors to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units (RSUs) and Restricted Stock Awards relating to compensation plans. Refer to our 2016 Form 10-K for additional details on warrants outstanding and employee stock incentive plans. In June 2017 our shareholders approved the 2017 Long Term Incentive Plan (LTIP) which authorizes awards of stock options, stock appreciation rights, restricted stock, RSUs, performance awards or other stock-based awards to selected employees, consultants, advisors, and non-employee Directors of the Company.

(b)	In January 2017 we announced that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
10.1
Form of Non-Qualified Stock Option Award Agreement under the General Motors Company 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Company filed June 12, 2017)
Incorporated by Reference
10.2	General Motors Company 2017 Short-Term Incentive Plan (incorporated herein by reference to Appendix A to the General Motors Company Definitive Proxy Statement on Schedule 14A filed April 13, 2017)	Incorporated by Reference
10.3	General Motors Company 2017 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of General Motors Company filed June 16, 2017)	Incorporated by Reference
10.4	Amendment, dated May 2, 2017, to the Master Agreement between General Motors Holdings, LLC and Peugeot S.A.	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Controller, Chief Accounting Officer and Global Business Services
Date:	July 25, 2017